Form 10-Q
period 1996-05-04
MENS WEARHOUSE INC
filed 1996-06-14
CIK 884217

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q


(x) Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended May 4, 1996.

( ) Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Transition Period from _______ to _______.


Commission File No. 0-20036

                           THE MEN'S WEARHOUSE, INC.
             (Exact name of registrant as specified in its charter)

                         ----------------------------

Texas                                                        74-1790172
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

5803 Glenmont Drive
Houston, Texas                                               77081
(Address of principal executive offices)                     (Zip code)


                                (713) 295-7200
             (Registrant's telephone number including area code)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes           x                No
            -----------------------       ----------------------


As of June 10, 1996 there were 20,904,514 common shares, $.01 par value, of the registrant outstanding.

                        PART 1 - FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS


                  THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS



                                               April 29,           May 4,          February 3,
                                                 1995               1996              1996
                                           ---------------    ---------------    -------------
                                              (UNAUDITED)        (UNAUDITED)
CURRENT ASSETS:
      Cash                                 $     1,692,000    $    43,543,000    $   2,547,000
      Inventories                              134,598,000        157,857,000      136,797,000
      Other current assets                       4,816,000          5,920,000        5,663,000
                                           ---------------    ---------------    -------------
      Total Current Assets                     141,106,000        207,320,000      145,007,000
                                           ---------------    ---------------    -------------


PROPERTY AND EQUIPMENT, NET                     46,937,000         59,186,000       57,145,000

OTHER ASSETS                                     1,873,000          4,968,000        1,953,000
                                           ---------------    ---------------    -------------
TOTAL                                      $   189,916,000    $   271,474,000    $ 204,105,000
                                           ===============    ===============    =============



LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                     $    55,922,000    $    50,643,000    $  33,810,000
      Accrued expenses                          11,760,000         13,275,000       16,507,000
      Income taxes payable                       1,349,000          2,153,000        5,276,000
      Current portion of obligations under
        capital leases                             719,000            616,000          616,000
                                           ---------------    ---------------    -------------
      Total Current Liabilities                 69,750,000         66,687,000       56,209,000


LONG-TERM DEBT                                  27,500,000         57,500,000        4,250,000
OBLIGATIONS UNDER CAPITAL LEASES                   880,000            270,000          415,000
OTHER LONG-TERM LIABILITIES                      4,148,000          6,151,000        6,270,000
                                           ---------------    ---------------    -------------
      Total Liabilities                        102,278,000        130,608,000       67,144,000
                                           ---------------    ---------------    -------------

SHAREHOLDERS' EQUITY:
      Common stock                                 128,000            210,000          209,000
      Capital in excess of par                  42,538,000         77,953,000       77,299,000
      Retained earnings                         45,691,000         63,282,000       60,173,000
                                           ---------------    ---------------    -------------
             Total                              88,357,000        141,445,000      137,681,000
      Treasury common stock, at cost              (719,000)          (579,000)        (720,000)
                                           ---------------    ---------------    -------------

      Total Shareholders' Equity                87,638,000        140,866,000      136,961,000
                                           ---------------    ---------------    -------------

TOTAL                                      $   189,916,000    $   271,474,000    $ 204,105,000
                                           ===============    ===============    =============


                See notes to consolidated financial statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)


                         FOR THE INTERIM PERIODS ENDED
                         APRIL 29, 1995 AND MAY 4, 1996


                                                             Three Months Ended
                                                        ------------------------------
                                                            1995             1996
                                                        ------------     -------------
Net Sales                                               $ 81,355,000     $ 103,697,000
Cost of goods sold, including buying and
     occupancy costs                                      50,919,000        64,735,000
                                                        ------------     -------------
                            Gross margin                  30,436,000        38,962,000
Selling, general and administrative expenses              26,349,000        33,331,000
                                                        ------------     -------------

Operating income                                           4,087,000         5,631,000
Interest expense (net of interest income of $35,000
    and $367,000 in 1995 and 1996, respectively)             638,000           339,000
                                                        ------------     -------------

Earnings before income taxes                               3,449,000         5,292,000
Provision for income taxes                                 1,423,000         2,183,000
                                                        ------------     -------------

Net earnings                                            $  2,026,000     $   3,109,000
                                                        ============     =============

Net earnings per share of common stock                  $        .10     $         .15
                                                        ============     =============

Weighted average number of common and
     common equivalent shares outstanding                 19,298,000        21,212,000
                                                        ============     =============





                See notes to consolidated financial statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                         FOR THE INTERIM PERIODS ENDED
                         APRIL 29, 1995 AND MAY 4, 1996



                                                                                             Three Months Ended
                                                                                  --------------------------------------
                                                                                       1995                     1996
                                                                                  -------------            -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
              Net Earnings                                                       $    2,026,000           $    3,109,000
              Adjustments to reconcile net earnings to
                net cash provided (used) by operating activities:
              Depreciation and amortization                                           2,118,000                2,748,000
              Increase in inventories                                               (26,410,000)             (21,060,000)
              (Increase) decrease in other assets                                       623,000               (1,474,000)
              Increase in accounts payable and
                accrued expenses                                                     25,202,000               14,225,000
              Decrease in income taxes payable                                       (1,352,000)              (2,122,000)
              Decrease in other liabilities                                             (17,000)                (119,000)
                                                                                 --------------           --------------
              Net cash provided (used) by operating activities                        2,190,000               (4,693,000)
                                                                                 --------------           --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
              Capital expenditures                                                   (5,212,000)              (4,745,000)
                                                                                 --------------           --------------
              Net cash used by investing activities                                  (5,212,000)              (4,745,000)
                                                                                 --------------           --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
              Net proceeds from sale of Notes                                                 -               55,659,000
              Bank borrowings                                                        10,000,000               18,750,000
              Principal payments on bank debt                                        (6,000,000)             (23,000,000)
              Principal payments under capital lease obligations                       (195,000)                (145,000)
              Payments of deferred loan costs                                           (78,000)                       -
              Exercise of stock options                                                 278,000                  491,000
              Option shares relinquished for tax obligations                           (520,000)              (1,321,000)
                                                                                 --------------           --------------
              Net cash provided by financing activities                               3,485,000               50,434,000
                                                                                 --------------           --------------

INCREASE IN CASH                                                                        463,000               40,996,000
                                                                                 --------------           --------------
CASH:
              Beginning of period                                                     1,229,000                2,547,000
                                                                                 --------------           --------------
              End of period                                                      $    1,692,000           $   43,543,000
                                                                                 ==============           ==============



                See notes to consolidated financial statements.

                  THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

1.       Basis of Presentation

The consolidated balance sheets as of April 29, 1995 and May 4, 1996 and the consolidated statements of earnings and cash flows for the interim periods ended April 29, 1995 and May 4, 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows of the Company at April 29, 1995 and May 4, 1996 and for all periods presented, have been made.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted from these interim financial statements. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K.

The results of operations for the three months ended May 4, 1996 are not necessarily indicative of the operating results that may be expected for the year ending February 1, 1997.

2.       Earnings per Share

The computation of net earnings per share for the three months ended April 29, 1995 has been retroactively adjusted to give effect to the 3-for-2 stock split declared on October 20, 1995, which was effected as a 50% stock dividend to shareholders.

3.       Supplemental Disclosures of Cash Flow Information

                                                                                Three Months Ended
                                                                                ------------------
                                                                             1995               1996
                                                                             ----               ----
Cash paid during the period for:
   Interest                                                              $  584,000          $   129,000
                                                                         ==========          ===========

   Income taxes                                                          $2,774,000          $ 4,305,000
                                                                         ==========          ===========

Non-cash investing and financing activities:


   Additional paid in capital resulting from tax
   benefit recognized upon exercise of stock options                     $  410,000          $ 1,001,000
                                                                         ==========          ===========

   Treasury stock issued to employee stock ownership plan                $  500,000          $   625,000
                                                                         ==========          ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

In large part, changes in net sales and operating results are impacted by the number of stores operating during the fiscal period. The following information is provided with respect to stores in operation during each of the respective fiscal periods. References herein to years are to the Company's 52 - or 53 - week fiscal year which ends on the Saturday nearest January 31 in the following calendar year. For example, references to "1996" mean the fiscal year ending February 1, 1997.


                                                  Three Months Ended                 Fiscal Year Ended
                                                  ------------------                 -----------------
                                           April 29, 1995      May 4, 1996           February 3, 1996
                                           --------------------------------           ----------------
Stores open at beginning of period              231              278                       231
   Opened during period                          12                7                        48
   Closed during period                         (1)                -                       (1)
                                                ---              ---                       ---
Stores open at end of period                    242              285                       278
                                                ===              ===                       ===



Results of Operations

Net sales in the first quarter of 1996 increased $22.3 million, or 27.5%, over the prior year due to a comparable store sales increase as well as sales from stores opened after April 29, 1995. Comparable store sales (which are calculated by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior year) increased 7.6% over the first quarter of 1995. Comparable store sales increased 4.3% in the first quarter of 1995 over the first quarter of 1994.

In the first quarter of 1996, gross margin increased by $8.5 million as compared to the first quarter of 1995 and as a percentage of net sales increased from 37.4% to 37.6%. This improvement in gross margin resulted from a decrease in occupancy and alteration costs as a percentage of net sales.

Selling, general and administrative costs for the first quarter of 1996 increased $7.0 million as compared to the first quarter of 1995, yet as a
percentage of net sales decreased from 32.4% to 32.1%.   All the principal
components of selling, general and administrative costs increased as a result of the Company's growth. As a percentage of net sales, advertising expense increased from 6.9% to 7.2% , store salaries decreased from 13.2% to 12.7% and other store and non-store general and administrative costs decreased from 12.3% to 12.2%.

Interest expense, net of interest income, decreased from $638,000 in the first quarter of 1995 to $339,000 in the first quarter of 1996. Weighted average borrowings outstanding, including obligations under capital leases, increased from $32.1 million in the first quarter of 1995 to $43.5 million in the first quarter of 1996, while the weighted average interest rate on outstanding indebtedness decreased from 8.4% to 6.5%, respectively. Interest expense associated with the 5 1/4% Convertible Subordinated Notes (see Liquidity and Capital Resources) was offset by interest income of $367,000 resulting from the investment of excess cash in short-term securities during the first quarter of 1996.

The effective tax rate remained unchanged between the quarters at approximately 41.3%.

The factors discussed above resulted in net earnings of $3,109,000, or 3.0% of net sales, for the first quarter of 1996 as compared to $2,026,000, or 2.5% of net sales, for the first quarter of 1995.

Liquidity and Capital Resources

In March 1996, the Company sold $57.5 million of 5 1/4% Convertible Subordinated Notes (the "Notes") due 2003. The Notes are convertible into Common Stock at a conversion price of $34.125 per share. A portion of the net proceeds from the Notes was used to repay outstanding indebtedness under the Credit Agreement and the balance has been invested in short-term interest bearing securities or otherwise used to minimize borrowings under the Credit Agreement, pending use for strategic opportunities or other general corporate purposes. Interest on the Notes is payable semi-annually on March 1 and September 1 of each year. The Company intends to renegotiate the Credit Agreement to reduce the level of the facilities and the cost thereof to obtain more favorable terms. The Company can give no assurance that it will be successful in such negotiations.

The change in the Company's cash position during the quarter ended May 4, 1996 results from the following combination of factors:

o   Receipt of net proceeds from the sale of the Notes.

o Application of the net proceeds from the sale of the Notes against the Company's indebtedness under the Credit Agreement.

o Net cash used in operations, principally related to an inventory increase due to seasonal inventory buildup and the addition of seven stores opened during the quarter ended May 4, 1996, as well as the purchase of inventory for stores to be opened in the second quarter of 1996.

o Use of cash in connection with capital expenditures related to new stores opened during the quarter ended, or under construction at, May 4, 1996 and telecommunication and computer equipment.



In March 1995, the Company entered into a second amended and restated Credit Agreement with its bank group (the "1995 Credit Agreement") that became effective on June 30, 1995. The 1995 Credit Agreement provides for borrowings under two separate revolving facilities of up to $100 million through June 30, 1998 and may be extended for a maximum of two years subject to approval of all of the banks. The first facility allows the Company to borrow up to $75 million and the second facility, which can be activated and deactivated at the discretion of the Company, allows the Company to borrow up to $25 million. On June 30, 1998 (subject to extension as discussed above), the Company may convert all amounts then outstanding under the revolving facilities to a term loan that is payable in equal quarterly principal installments (based on a five year amortization schedule) and matures at the end of three years (June 30, 2003, assuming extensions). As of May 4, 1996, the Company had no indebtedness outstanding under the Credit Agreement.

Advances under the Credit Agreement bear interest at a rate per annum equal to, at the Company's option, (i) the bank's prime rate or (ii) the reserve adjusted LIBOR rate plus an interest rate margin varying between 1.00% to 1.50%. The Credit Agreement provides for facility fees applicable to commitments under each facility of (i) .125% with respect to the first facility and (ii) .1875% with respect to the second facility during periods in which it is activated or
 .0625% with respect to periods in which it is not activated.

The Credit Agreement contains certain restrictive and financial covenants, including a requirement to maintain a minimum amount of Consolidated Tangible Net Worth (as defined in the Credit Agreement). The Credit Agreement also specifies that for 30-day periods that include the last day of each fiscal year during the revolving period, amounts drawn under the revolving credit facility cannot exceed $60 million. The Company is also required to maintain certain debt to equity, cash flow and current ratios and must keep its average store inventories below certain specified amounts. In addition, the Company is prohibited, subject to certain exceptions, from incurring additional indebtedness (including capital leases) or creating liens, making certain Restricted Payments (as defined in the Credit Agreement), making Investments (as defined in the Credit Agreement) and paying dividends on the Common Stock, other than in shares of Common Stock. The Credit Agreement also permits but has certain limitations regarding the Company's ability to merge or consolidate with another company, sell or dispose of its property, make acquisitions, issue options or enter into transactions with affiliates. As of May 4, 1996, the Company is in compliance with the covenants in the Credit Agreement.

The Company anticipates opening a total of approximately 50 new stores in the current fiscal year, including the seven opened in the first quarter. The continuing consolidation of the men's tailored clothing industry and recent financial difficulties of significant menswear retailers may present the Company with opportunities to acquire retail chains significantly larger than the Company's past acquisitions. Any such acquisitions may be undertaken as an alternative to opening new stores. The Company has received, and from time to time in the past has received, inquiries concerning its interest in possible acquisitions and has requested information with respect thereto. The Company may use cash on hand, together with its cash flow from operations and borrowings under the Credit Agreement, to take advantage of significant acquisition opportunities.

The Company anticipates that its existing cash and cash flow from operations, supplemented by borrowings under the Credit Agreement, will be sufficient to fund its planned store openings, other capital expenditures and other operating cash requirements for at least the next twelve months.

In connection with the Company's direct sourcing program, the Company may enter into purchase commitments that are denominated in a foreign currency. The Company generally enters into forward exchange contracts to reduce the risk of currency fluctuations related to such commitments. The majority of the forward exchange contracts are with one financial institution. Therefore, the Company is exposed to credit risk in the event of nonperformance by this party. However, due to the creditworthiness of this major financial institution, full performance is anticipated. The Company may also be exposed to market risk as a result of changes in foreign exchange rates. This market risk should be substantially offset by changes in the valuation of the underlying transactions being hedged.

                          PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

On June 2, 1996 the Company settled its trademark dispute with T.H.C. Inc. relating to the use of the name "The Men's Wearhouse" in the Detroit area. Under the terms of the settlement agreement the Company has the right and will to continue to use its name in the Detroit area and T.H.C. Inc. will withdraw its action requesting cancellation of the Company's federally registered trade and service marks - The Men's Wearhouse. T.H.C. Inc. will continue to use its trademark in the Detroit area.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

4.1 Indenture dated March 1, 1996, between the Company and Texas Commerce Bank National Association, as trustee.

10.1 Commercial Lease dated September 1, 1995, by and between the Company and Zig Zag, Joint Venture.

10.2 Indenture dated March 1, 1996, between the Company and Texas Commerce Bank National Association, as trustee (included as Exhibit 4.1).

11.1     Statement of Computation of Net Earnings Per Share.

(b) The Company was not required to file any reports on Form 8-K during the 13 weeks ended May 4, 1996.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereinto duly authorized.



The Men's Wearhouse, Inc.
(REGISTRANT)




/s/
- -------------------------------------
David H. Edwab
Chief Operating and Financial Officer
June 14, 1996




/s/
- -------------------------------------
Gary G. Ckodre
Chief Accounting Officer
June 14, 1996

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                            DESCRIPTION
- -------                           -----------

4.1 Indenture dated March 1, 1996, between the Company and Texas Commerce Bank National Association, as trustee.

10.1 Commercial Lease dated September 1, 1995, by and between the Company and Zig Zag, Joint Venture.

10.2 Indenture dated March 1, 1996, between the Company and Texas Commerce Bank National Association, as trustee (included as exhibit 4.1).

11.1     Statement of Computation of Net Earnings Per Share.

27       Financial Data Schedule