Form 10-Q
period 1996-08-03
MENS WEARHOUSE INC
filed 1996-09-10
CIK 884217

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q


(x) Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended August 3, 1996.

( ) Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Transition Period from _________ to
         __________.


Commission File No. 0-20036

                           THE MEN'S WEARHOUSE, INC.
             (Exact name of registrant as specified in its charter)

                              --------------------


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

              Yes    X           No   X
                 ---------         ---------


As of September 6, 1996 there were 20,919,017 common shares, $.01 par value, of the registrant outstanding.

                         PART 1 - FINANCIAL INFORMATION


    Item 1.    Financial Statements


                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                            July 29,                     August 3,                    February 3,
                ASSETS                                        1995                         1996                         1996
                                                        ----------------             -----------------            ----------------
                                                          (UNAUDITED)                   (UNAUDITED)
    CURRENT ASSETS:
          Cash                                          $      1,209,000             $     12,795,000             $      2,547,000
          Inventories                                        139,057,000                  161,002,000                  136,797,000
          Other current assets                                 5,337,000                    6,770,000                    5,663,000
                                                        ----------------             -----------------            ----------------
          Total Current Assets                               145,603,000                  180,567,000                  145,007,000
                                                        ----------------             -----------------            ----------------


    PROPERTY AND EQUIPMENT, NET                               50,432,000                   63,954,000                   57,145,000

    OTHER ASSETS                                               1,883,000                   10,015,000                    1,953,000
                                                        ----------------             -----------------            ----------------

    TOTAL                                               $    197,918,000             $    254,536,000             $    204,105,000
                                                        ================             =================            ================



    LIABILITIES AND SHAREHOLDERS' EQUITY

    CURRENT LIABILITIES:
          Accounts payable                              $     34,563,000             $     29,888,000             $     33,810,000
          Accrued expenses                                    11,489,000                   12,905,000                   16,507,000
          Income taxes payable                                 1,288,000                    2,196,000                    5,276,000
          Current portion of obligations under
            capital leases                                       650,000                      513,000                      616,000
                                                        ----------------             -----------------            ----------------

          Total Current Liabilities                           47,990,000                   45,502,000                   56,209,000


    LONG-TERM DEBT                                            54,109,000                   57,500,000                    4,250,000
    OBLIGATIONS UNDER CAPITAL LEASES                             755,000                      212,000                      415,000
    OTHER LONG-TERM LIABILITIES                                4,394,000                    6,346,000                    6,270,000
                                                        ----------------             -----------------            ----------------
          Total Liabilities                                  107,248,000                  109,560,000                   67,144,000
                                                        ----------------             -----------------            ----------------

    SHAREHOLDERS' EQUITY:
          Common stock                                           128,000                      210,000                      209,000
          Capital in excess of par                            42,619,000                   78,054,000                   77,299,000
          Retained earnings                                   48,642,000                   67,291,000                   60,173,000
                                                        ----------------             -----------------            ----------------
                 Total                                        91,389,000                  145,555,000                  137,681,000
          Treasury common stock, at cost                        (719,000)                    (579,000)                    (720,000)
                                                        ----------------             -----------------            ----------------

          Total Shareholders' Equity                          90,670,000                  144,976,000                  136,961,000
                                                        ----------------             -----------------            ----------------

    TOTAL                                               $    197,918,000             $    254,536,000             $    204,105,000
                                                        ================             =================            ================


                See notes to consolidated financial statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)


                         FOR THE INTERIM PERIODS ENDED
                        JULY 29, 1995 AND AUGUST 3, 1996


                                                             Three Months Ended
                                                       --------------------------------
                                                          1995                 1996
                                                       -----------         ------------
Net Sales                                              $85,714,000         $ 98,885,000

Cost of goods sold, including buying and
     occupancy costs                                    52,074,000           59,923,000
                                                       -----------         ------------
                            Gross margin                33,640,000           38,962,000

Selling, general and administrative expenses            27,775,000           31,640,000
                                                       -----------         ------------

Operating income                                         5,865,000            7,322,000

Interest expense (net of interest income of $2,000
    and $395,000 in 1995 and 1996, respectively)           842,000              500,000
                                                       -----------         ------------

Earnings before income taxes                             5,023,000            6,822,000

Provision for income taxes                               2,072,000            2,813,000
                                                       -----------         ------------
Net earnings                                           $ 2,951,000         $  4,009,000
                                                       ===========         ============

Net earnings per share of common stock                 $      0.15         $       0.19
                                                       ===========         ============

Weighted average number of common and
     common equivalent shares outstanding               19,398,000           21,213,000
                                                       ===========         ============





              See notes to the consolidated financial statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)


                         FOR THE INTERIM PERIODS ENDED
                        JULY 29, 1995 AND AUGUST 3, 1996


                                                                Six Months Ended
                                                       --------------------------------
                                                            1995               1996
                                                       -------------       ------------
Net Sales                                              $ 167,069,000       $202,582,000
Cost of goods sold, including buying and
     occupancy costs                                     102,993,000        124,658,000
                                                       -------------       ------------
                            Gross margin                  64,076,000         77,924,000

Selling, general and administrative expenses              54,124,000         64,971,000
                                                       -------------       ------------

Operating income                                           9,952,000         12,953,000

Interest expense (net of interest income of $37,000
     and $762,000 in 1995 and 1996, respectively)          1,480,000            839,000
                                                       -------------       ------------

Earnings before income taxes                               8,472,000         12,114,000

Provision for income taxes                                 3,495,000          4,996,000
                                                       -------------       ------------
Net earnings                                           $   4,977,000       $  7,118,000
                                                       =============       ============

Net earnings per share of common stock                 $        0.26       $       0.34
                                                       =============       ============

Weighted average number of common and
     common equivalent shares outstanding                 19,349,000         21,212,000
                                                       =============       ============





              See notes to the consolidated financial statements.

                  THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                        FOR THE INTERIM PERIODS ENDED
                       JULY 29, 1995 AND AUGUST 3, 1996



                                                                  Six Months Ended
                                                          -------------------------------
                                                              1995               1996
                                                          -------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Earnings                                          $   4,977,000      $  7,118,000
    Adjustments to reconcile net earnings to
      net cash provided (used) by operating activities:
    Depreciation and amortization                             4,372,000         5,652,000
    Increase in inventories                                 (30,869,000)      (24,205,000)
    (Increase) decrease in other assets                          46,000        (1,257,000)
    Increase (decrease) in accounts payable and
      accrued expenses                                        3,572,000        (6,900,000)
    Decrease in income taxes payable                         (1,332,000)       (2,038,000)
    Decrease in other liabilities                               229,000            76,000
                                                          -------------      ------------
    Net cash provided (used) by operating activities        (19,005,000)      (21,554,000)
                                                          -------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures                                    (10,889,000)      (18,373,000)
                                                          -------------      ------------
    Net cash used by investing activities                   (10,889,000)      (18,373,000)
                                                          -------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Net proceeds from sale of Notes                                   -        55,500,000
    Bank borrowings                                          36,609,000        18,750,000
    Principal payments on bank debt                          (6,000,000)      (23,000,000)
    Principal payments under capital lease obligations         (389,000)         (306,000)
    Payments of deferred loan costs                            (104,000)                -
    Exercise of stock options                                   368,000           582,000
    Option shares relinquished for tax obligations             (610,000)       (1,351,000)
                                                          -------------      ------------

    Net cash provided by financing activities                29,874,000        50,175,000
                                                          -------------      ------------

INCREASE IN CASH                                                (20,000)       10,248,000
                                                          -------------      ------------

CASH:
    Beginning of period                                       1,229,000         2,547,000
                                                          -------------      ------------
    End of period                                         $   1,209,000      $ 12,795,000
                                                          =============      ============



                See notes to consolidated financial statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.       Basis of Presentation

The consolidated balance sheets as of July 29, 1995 and August 3, 1996 and the consolidated statements of earnings and cash flows for the interim periods ended July 29, 1995 and August 3, 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows of the Company at July 29, 1995 and August 3, 1996 and for all periods presented, have been made.

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

The results of operations for the six months ended August 3, 1996 are not necessarily indicative of the operating results that may be expected for the year ending February 1, 1997.

2.       Earnings per Share

The computation of net earnings per share for the six months ended July 29, 1995 has been retroactively adjusted to give effect to the 3-for-2 stock split declared on October 20, 1995, which was effected as a 50% stock dividend to shareholders.

3.       Supplemental Disclosures of Cash Flow Information

                                                                                  Six Months Ended
                                                                                  ----------------
                                                                               1995               1996
                                                                               ----               ----
Cash paid during the period for:
     Interest                                                              $ 1,322,000        $    269,000
                                                                           ===========        ============

     Income taxes                                                          $ 4,826,000        $  7,034,000
                                                                           ===========        ============

Non-cash investing and financing activities:


     Additional paid in capital resulting from tax
     benefit recognized upon exercise of stock options                     $   491,000        $  1,042,000
                                                                           ===========        ============

     Treasury stock issued to employee stock ownership plan                $   500,000        $    625,000
                                                                           ===========        ============

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

                                 Three  Months Ended     Six  Months Ended   Fiscal Year Ended
                                 -------------------     ------------------  -----------------
                                 July 29,  August 3,     July 29, August 3,     February 3,
                                   1995      1996          1995     1996          1996
                                 -------------------     ------------------  -----------------
Stores open at beginning of        242         285          231       278          231
period
     Opened during period           16          12           28        19           48
     Closed during period                        -           (1)        -           (1)
                                  ----      ------        -----    ------          ---
                                     -
                                     -
Stores open at end of period       258         297          258       297          278
                                  ====      ======        =====    ======          ===



Results of Operations - Three Months

Net sales in the second quarter of 1996 increased $13.2 million, or 15.4%, over the prior year due to a comparable store sales increase as well as sales from stores opened after July 29, 1995. Comparable store sales (which are calculated by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior year) increased
 .7% over the second quarter of 1995. Comparable store sales increased 6.4% in the second quarter of 1995 over the second quarter of 1994.

In the second quarter of 1996, gross margin increased by $5.3 million as compared to the second quarter of 1995 and as a percentage of net sales increased from 39.2% to 39.4%. This improvement in gross margin resulted from a decrease in product and alteration costs as a percentage of net sales, partially offset by an increase in occupancy costs as a percentage of net sales.

Selling, general and administrative costs for the second quarter of 1996 increased $3.9 million as compared to the second quarter of 1995, yet as a
percentage of net sales decreased from 32.4% to 32.0%.   All the principal
components of selling, general and administrative costs increased as a result of the Company's growth. As a percentage of net sales, advertising expense decreased from 6.9% to 6.4%, store salaries decreased from 13.4% to 13.2% and other store and non-store general and administrative costs increased from 12.1% to 12.5%.

Interest expense, net of interest income, decreased from $842,000 in the second quarter of 1995 to $500,000 in the second quarter of 1996. Weighted average borrowings outstanding, including obligations under capital leases, increased from $41.2 million in the second quarter of 1995 to $58.3 million in the second quarter of 1996, while the weighted average interest rate on outstanding indebtedness decreased from 8.2% to 6.1%, respectively. The effective interest rate includes committment fees pursuant to the Credit Agreement (see Liquidity and Capital Resources) under which no indebtedness was outstanding during the second quarter of 1996. Interest expense associated with the 5 1/4% Convertible Subordinated Notes (see Liquidity and Capital Resources) was offset by interest income of $395,000 resulting from the investment of excess cash in short-term securities during the second quarter of 1996.

The effective tax rate remained unchanged between the quarters at approximately 41.3%.

The factors discussed above resulted in net earnings of $4,009,000, or 4.1% of net sales, for the second quarter of 1996 as compared to $2,951,000, or 3.4% of net sales, for the second quarter of 1995.

Results of Operations - Six Months

Net sales in the first six months of 1996 increased $35.5 million, or 21.3%, over the prior year due to a comparable store sales increase as well as sales from stores opened in 1995 and 1996. Comparable store sales increased 4.1% over the first six months of 1995. Comparable store sales increased 5.3% in the first six months of 1995 as compared to the first six months of 1994.

In the first six months of 1996, gross margin increased by $13.8 million as
compared to the first six months of   1995 and as a percentage of net sales
increased from 38.4% to 38.5%. This improvement in gross margin resulted from a decrease in product and alteration costs as a percentage of net sales, partially offset by an increase in occupancy costs as a percentage of net sales.

Selling, general and administrative costs for the first six months of 1996 increased $10.8 million as compared to the first six months of 1995, yet as a
percentage of net sales decreased from 32.4% to 32.1%.   All the principal
components of selling, general and administrative costs increased as a result of the Company's growth. As a percentage of net sales, advertising expense decreased from 6.9% to 6.8%, store salaries decreased from 13.3% to 12.9% and other store and non-store general and administrative costs increased from 12.2% to 12.3%.

Interest expense, net of interest income, decreased from $1.5 million in the first six months of 1995 to $839,000 in the first six months of 1996. Weighted average borrowings outstanding, including obligations under capital leases, increased from $36.6 million in the first six months of 1995 to $51.5 million in the first six months of 1996, while the weighted average interest rate on outstanding indebtedness decreased from 8.3% to 6.2%, respectively. The effective interest rate includes committment fees paid pursuant to the Credit Agreement (see Liquidity and Capital Resources) under which indebtedness was outstanding for only a portion of the first quarter of 1996. Interest expense associated with the 5 1/4% Convertible Subordinated Notes (see Liquidity and Capital Resources) was offset by interest income of $762,000 resulting from the investment of excess cash in short-term securities during the first six months of 1996.

The effective tax rate remained unchanged between the periods at approximately 41.3%.

The factors discussed above resulted in net earnings of $7,118,000, or 3.5% of net sales, for the first six months of 1996 as compared to $4,977,000, or 3.0% of net sales, for the first six months of 1995.

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

The change in the Company's cash position during the six months ended August 3, 1996 results from the following combination of factors:

o   Receipt of net proceeds from the sale of the Notes.

o Application of the net proceeds from the sale of the Notes against the Company's indebtedness under the Credit Agreement.

o Net cash used in operations, principally related to an inventory increase due to seasonal inventory buildup and the addition of 19 stores opened during the six months ended August 3, 1996, as well as the purchase of inventory for stores to be opened in the third quarter of 1996.

o Use of cash in connection with capital expenditures related to new stores opened during the quarter ended, or under construction at, August 3, 1996, telecommunication and computer equipment and other purposes.


In March 1995, the Company entered into a second amended and restated Credit
Agreement with its bank group     (the "1995 Credit Agreement") that became
effective on June 30, 1995. The 1995 Credit Agreement provides for borrowings under two separate revolving facilities of up to $100 million through June 30, 1998 and may be extended for a maximum of two years subject to approval of all of the banks. The first facility allows the Company to borrow up to $75 million and the second facility, which can be activated and deactivated at the discretion of the Company, allows the Company to borrow up to $25 million. On June 30, 1998 (subject to extension as discussed above), the Company may convert all amounts then outstanding under the revolving facilities to a term loan that is payable in equal quarterly principal installments (based on a five year amortization schedule) and matures at the end of three years (June 30, 2003, assuming extensions). As of August 3, 1996, the Company had no indebtedness outstanding under the Credit Agreement.

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

The Credit Agreement contains certain restrictive and financial covenants, including a requirement to maintain a minimum amount of Consolidated Tangible Net Worth (as defined in the Credit Agreement). The Credit Agreement also specifies that for 30-day periods that include the last day of each fiscal year during the revolving period, amounts drawn under the revolving credit facility cannot exceed $60 million. The Company is also required to maintain certain debt to equity, cash flow and current ratios and must keep its average store inventories below certain specified amounts. In addition, the Company is prohibited, subject to certain exceptions, from incurring additional indebtedness (including capital leases) or creating liens, making certain Restricted Payments (as defined in the Credit Agreement), making Investments (as defined in the Credit Agreement) and paying dividends on the Common Stock, other than in shares of Common Stock. The Credit Agreement also permits but has certain limitations regarding the Company's ability to merge or consolidate with another company, sell or dispose of its property, make acquisitions, issue options or enter into transactions with affiliates. As of August 3, 1996, the Company is in compliance with the covenants in the Credit Agreement.

The Company anticipates opening a total of approximately 50 new stores in the current fiscal year, including the 19 opened in the first six months. The continuing consolidation of the men's tailored clothing industry and recent financial difficulties of significant menswear retailers may present the Company with opportunities to acquire retail chains significantly larger than the Company's past acquisitions. Any such acquisitions may be undertaken as an alternative to opening new stores. The Company has received, and from time to time in the past has received, inquiries concerning its interest in possible acquisitions and has requested information with respect thereto. The Company may use cash on hand, together with its cash flow from operations and borrowings under the Credit Agreement, to take advantage of significant acquisition opportunities.

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

                          PART II - OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

On June 2, 1996 the Company settled its trademark dispute with T.H.C. Inc. relating to the use of the name "The Men's Wearhouse" in the Detroit area. Under the terms of the settlement agreement the Company has the right and will continue to use its name in the Detroit area and T.H.C. Inc. will withdraw its action requesting cancellation of the Company's federally registered trade and service marks - The Men's Wearhouse. T.H.C. Inc. will continue to use its trademark in the Detroit area.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Shareholders held on June 25, 1996 the Company's shareholders (i) elected nine directors to the Company's Board of Directors, (ii) approved the Company's 1996 Stock Option Plan, (iii) approved an amendment to the Company's 1992 Non-Employee Director Stock Option Plan and
(iv) ratified the appointment of Deloitte & Touche as independent auditors of the Company for 1996. The number of shares voted for and withheld with respect to the election of each director was as follows:

           Name            Shares Voted For         Shares Withheld
           ----            ----------------         ---------------
George Zimmer                 16,724,862                   8,633
David Edwab                   16,724,862                   8,633
Richard E. Goldman            16,724,862                   8,633
Robert E. Zimmer              16,724,862                   8,633
James E. Zimmer               16,724,862                   8,633
Harry M. Levy                 16,724,862                   8,633
Rinaldo Brutoco               16,724,862                   8,633
Michael L. Ray                16,724,112                   9,383
Sheldon I. Stein              16,724,862                   8,633


The number of shares voted in favor, against, or abstained related to the ratification of the Company's 1996 Stock Option Plan was as follows:

                     Voted For       Voted Against      Abstained
                     ----------      -------------      ---------
Proposal (ii)        15,554,954      1,172,489          6,052


The number of shares voted in favor, against, or abstained related to the ratification of the amendment to the Company's 1992 Non-Employee Director Stock Option Plan was as follows:

                     Voted For       Voted Against      Abstained
                     ---------       -------------      ---------
Proposal (iii)       16,162,959      563,339            7,197


The number of shares voted in favor, against, or abstained related to the ratification of the appointment of independent auditors was as follows:

                     Voted For       Voted Against      Abstained
                     ----------      -------------      ---------
Proposal (iv)        16,726,196      2,750              4,549

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

10.1 First Amendment to Second Amended and Restated Credit Agreement dated as of August 5, 1996, by and among the Company, NationsBank N.A. of Texas, N.A., as Agent, and NationsBank of Texas, N.A., Union Bank and Wells Fargo Bank, N.A.

10.2     1996 Stock Option Plan

10.3     Second Amendment to Non-Employee Director Stock Option Plan

11.1     Statement of Computation of Net Earnings Per Share.

(b) The Company was not required to file any reports on Form 8-K during the 26 weeks ended August 3, 1996.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



The Men's Wearhouse, Inc.
(REGISTRANT)



/s/ DAVID H. EDWAB
- --------------------------------------
David H. Edwab
Chief Operating and Financial Officer
September 10, 1996




/s/ GARY G. CKODRE
- --------------------------------------
Gary G. Ckodre
Chief Accounting Officer
September 10, 1996

                               INDEX TO EXHIBITS

10.1     First Amendment to Second Amended and Restated Credit Agreement dated as of
         August 5, 1996, by and among the Company, NationsBank N.A. of Texas, N.A., as
         Agent, and NationsBank of Texas, N.A., Union Bank and Wells Fargo Bank, N.A.

10.2     1996 Stock Option Plan

10.3     Second Amendment to Non-Employee Director Stock Option Plan

11.1     Statement of Computation of Net Earnings Per Share.