Form 10-Q
period 1996-11-02
MENS WEARHOUSE INC
filed 1996-12-16
CIK 884217

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q


(x) Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended November 2, 1996.

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

         Yes   x                No
             -----                 -----


As of December 6, 1996 there were 20,921,456 common shares, $.01 par value, of the registrant outstanding.

                         PART 1 - FINANCIAL INFORMATION


Item 1.    Financial Statements


                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                              OCTOBER 28,       NOVEMBER 2,       FEBRUARY 3,
        ASSETS                                   1995              1996              1996
                                             ------------      ------------      ------------
                                              (UNAUDITED)       (UNAUDITED)
CURRENT ASSETS:
      Cash                                   $  1,595,000      $ 14,481,000      $  2,547,000
      Inventories                             162,913,000       182,383,000       136,797,000
      Other current assets                      4,981,000         8,070,000         5,663,000
                                             ------------      ------------      ------------

      Total Current Assets                    169,489,000       204,934,000       145,007,000
                                             ------------      ------------      ------------


PROPERTY AND EQUIPMENT, NET                    54,901,000        66,870,000        57,145,000

OTHER ASSETS                                    1,968,000        10,746,000         1,953,000
                                             ------------      ------------      ------------

TOTAL                                        $226,358,000      $282,550,000      $204,105,000
                                             ============      ============      ============



LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                       $ 49,919,000      $ 52,680,000      $ 33,810,000
      Accrued expenses                         12,039,000        14,025,000        16,507,000
      Income taxes payable                      2,612,000         2,471,000         5,276,000
      Current portion of obligations under
        capital leases                            650,000           513,000           616,000
                                             ------------      ------------      ------------

      Total Current Liabilities                65,220,000        69,689,000        56,209,000


LONG-TERM DEBT                                 27,500,000        57,500,000         4,250,000
OBLIGATIONS UNDER CAPITAL LEASES                  580,000            54,000           415,000
OTHER LONG-TERM LIABILITIES                     4,623,000         6,584,000         6,270,000
                                             ------------      ------------      ------------

      Total Liabilities                        97,923,000       133,827,000        67,144,000
                                             ------------      ------------      ------------

SHAREHOLDERS' EQUITY:
      Common stock                                139,000           210,000           209,000
      Capital in excess of par                 77,328,000        78,057,000        77,299,000
      Retained earnings                        51,688,000        71,035,000        60,173,000
                                             ------------      ------------      ------------
             Total                            129,155,000       149,302,000       137,681,000
      Treasury common stock, at cost             (720,000)         (579,000)         (720,000)
                                             ------------      ------------      ------------

      Total Shareholders' Equity              128,435,000       148,723,000       136,961,000
                                             ------------      ------------      ------------
TOTAL                                        $226,358,000      $282,550,000      $204,105,000
                                             ============      ============      ============


                See notes to consolidated financial statements.

                 THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
                                 (UNAUDITED)


                        FOR THE INTERIM PERIODS ENDED
                    OCTOBER 28, 1995 AND NOVEMBER 2, 1996


                                                            THREE MONTHS ENDED
                                                      ------------------------------
                                                          1995               1996
                                                      -----------       ------------
Net Sales                                             $92,864,000       $110,276,000
Cost of goods sold, including buying and
     occupancy costs                                   57,350,000         67,771,000
                                                      -----------       ------------

                            Gross margin               35,514,000         42,505,000

Selling, general and administrative expenses           29,716,000         35,376,000
                                                      -----------       ------------

Operating income                                        5,798,000          7,129,000

Interest expense (net of interest income of $34,000
    and $164,000 in 1995 and 1996, respectively)          614,000            755,000
                                                      -----------       ------------

Earnings before income taxes                            5,184,000          6,374,000

Provision for income taxes                              2,138,000          2,630,000
                                                      -----------       ------------

Net earnings                                          $ 3,046,000       $  3,744,000
                                                      ===========       ============

Net earnings per share of common stock                $      0.15       $       0.18
                                                      ===========       ============

Weighted average number of common and
     common equivalent shares outstanding              20,934,000         21,163,000
                                                      ===========       ============





             See notes to the consolidated financial statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)


                         FOR THE INTERIM PERIODS ENDED
                     OCTOBER 28, 1995 AND NOVEMBER 2, 1996


                                                                     NINE MONTHS ENDED
                                                            ------------------------------------
                                                                1995                    1996
                                                            ------------             -----------

Net Sales                                                   $259,933,000            $312,858,000
Cost of goods sold, including buying and
     occupancy costs                                         160,343,000             192,429,000
                                                            ------------            ------------

                            Gross margin                      99,590,000             120,429,000

Selling, general and administrative expenses                  83,840,000             100,347,000
                                                            ------------            ------------

Operating income                                              15,750,000              20,082,000

Interest expense (net of interest income of $71,000
    and $926,000 in 1995 and 1996, respectively)               2,094,000               1,594,000
                                                            ------------            ------------

Earnings before income taxes                                  13,656,000              18,488,000

Provision for income taxes                                     5,633,000               7,626,000
                                                            ------------            ------------

Net earnings                                                $  8,023,000             $10,862,000
                                                            ============            ============

Net earnings per share of common stock                      $       0.40            $       0.51
                                                            ============            ============

Weighted average number of common and
     common equivalent shares outstanding                     19,877,000              21,196,000
                                                            ============            ============




              See notes to the consolidated financial statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                         FOR THE INTERIM PERIODS ENDED
                     OCTOBER 28, 1995 AND NOVEMBER 2, 1996


                                                                     NINE MONTHS ENDED
                                                            -----------------------------------
                                                                1995                   1996
                                                            ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net Earnings                                            $  8,023,000           $ 10,862,000
    Adjustments to reconcile net earnings to
      net cash provided (used) by operating activities:
    Depreciation and amortization                              6,842,000              8,693,000
    Increase in inventories                                  (54,725,000)           (45,586,000)
    (Increase) decrease in other assets                          253,000             (3,332,000)
    Increase in accounts payable and
      accrued expenses                                        19,478,000             17,012,000
    (Decrease) increase in income taxes payable                   41,000             (1,759,000)
    Increase in other liabilities                                459,000                314,000
                                                            ------------           ------------

    Net cash provided (used) by operating activities         (19,629,000)           (13,796,000)
                                                            ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures                                     (18,271,000)           (25,530,000)
    Proceeds from sale of capital assets                         505,000              1,244,000
                                                            ------------           ------------

    Net cash used by investing activities                    (17,766,000)           (24,286,000)
                                                            ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Net proceeds from sale of Notes                                    -             55,500,000
    Bank borrowings                                           45,820,000             18,750,000
    Principal payments on bank debt                          (41,820,000)           (23,000,000)
    Principal payments under capital lease obligations          (564,000)              (464,000)
    Payments of deferred loan costs                             (104,000)                     -
    Net proceeds from issuance of stock                       34,668,000                      -
    Exercise of stock options                                    420,000                585,000
    Option shares relinquished for tax obligations              (659,000)            (1,355,000)
                                                            ------------           ------------

    Net cash provided by financing activities                 37,761,000             50,016,000
                                                            ------------           ------------

INCREASE IN CASH                                                 366,000             11,934,000
                                                            ------------           ------------
CASH:
    Beginning of period                                        1,229,000              2,547,000
                                                            ------------           ------------
    End of period                                           $  1,595,000           $ 14,481,000
                                                            ============           ============



                See notes to consolidated financial statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.       Basis of Presentation

The consolidated balance sheets as of October 28, 1995 and November 2, 1996 and the consolidated statements of earnings and cash flows for the interim periods ended October 28, 1995 and November 2, 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows of the Company at October 28, 1995 and November 2, 1996 and for all periods presented, have been made.

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

The results of operations for the nine months ended November 2, 1996 are not necessarily indicative of the operating results that may be expected for the year ending February 1, 1997.

2.       Earnings per Share

The computation of net earnings per share for the nine months ended October 28, 1995 has been retroactively adjusted to give effect to the 3-for-2 stock split declared on October 20, 1995, which was effected as a 50% stock dividend to shareholders.

3.       Supplemental Disclosures of Cash Flow Information

                                                                                 Nine Months Ended
                                                                                 -----------------
                                                                            1995                  1996
                                                                            ----                  ----
Cash paid during the period for:
   Interest                                                             $ 1,966,000          $  1,946,000
                                                                        ===========          ============

   Income taxes                                                         $ 5,592,000          $  9,385,000
                                                                        ===========          ============

Non-cash investing and financing activities:


   Additional paid in capital resulting from tax
   benefit recognized upon exercise of stock options                    $    540,000         $  1,046,000
                                                                        ============         ============

   Treasury stock issued to employee stock ownership plan               $    500,000         $    625,000
                                                                        ============         ============

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

                                   Three Months Ended   Nine  Months Ended   Fiscal Year Ended
                                   ------------------   ------------------   -----------------
                                   Oct. 28,   Nov. 2,   Oct. 28,   Nov. 2,      February 3,
                                     1995      1996       1995       1996          1996
                                   ------------------   ------------------   -----------------

Stores open at beginning of period    258       297        231        278          231
     Opened during period               8        18         36         37           48
     Closed during period               -         -         (1)         -           (1)
                                      ---       ---        ---        ---          ---
Stores open at end of period          266       315        266        315          278
                                      ===       ===        ===        ===          ===



Results of Operations - Three Months

Net sales in the third quarter of 1996 increased $17.4 million, or 18.8%, over the prior year due to a comparable store sales increase as well as sales from stores opened after October 28, 1995. Comparable store sales (which are calculated by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior year) increased
 .3% over the third quarter of 1995. Comparable store sales increased 8.2% in the third quarter of 1995 over the third quarter of 1994.

In the third quarter of 1996, gross margin increased by $7.0 million as compared to the third quarter of 1995 and as a percentage of net sales increased from 38.2% to 38.5%. This improvement in gross margin resulted from a decrease in product costs as a percentage of net sales, partially offset by an increase in occupancy costs as a percentage of net sales.

Selling, general and administrative costs for the third quarter of 1996 increased $5.7 million as compared to the third quarter of 1995, and as a
percentage of net sales increased from 32.0% to 32.1%.   All the principal
components of selling, general and administrative costs increased as a result of the Company's growth. As a percentage of net sales, advertising expense and non-store general and administrative costs increased from 6.7% to 7.0% and from 12.0% to 12.5%, respectively, while store salaries as a percentage of net sales decreased from 13.3% to 12.6%.

Interest expense, net of interest income, increased from $614,000 in the third quarter of 1995 to $755,000 in the third quarter of 1996. Weighted average borrowings outstanding, including obligations under capital leases, increased from $33.2 million in the third quarter of 1995 to $58.1 million in the third quarter of 1996, while the weighted average interest rate on outstanding indebtedness decreased from 7.8% to 6.3%, respectively. The effective interest rate includes commitment fees pursuant to the Credit Agreement (see Liquidity and Capital Resources) under which no indebtedness was outstanding during the third quarter of 1996. Interest expense associated with the 5 1/4% Convertible Subordinated Notes (see Liquidity and Capital Resources) was offset by interest income of $164,000 resulting from the investment of excess cash in short-term securities during the third quarter of 1996.

The effective tax rate remained unchanged between the quarters at approximately 41.3%.

The factors discussed above resulted in net earnings of $3,744,000, or 3.4% of net sales, for the third quarter of 1996 as compared to $3,046,000, or 3.3% of net sales, for the third quarter of 1995.

Results of Operations - Nine Months

Net sales in the first nine months of 1996 increased $52.9 million, or 20.4%, over the prior year due to a comparable store sales increase as well as sales from stores opened in 1995 and 1996. Comparable store sales increased 2.8% over the first nine months of 1995. Comparable store sales increased 6.4% in the first nine months of 1995 as compared to the first nine months of 1994.

In the first nine months of 1996, gross margin increased by $20.8 million as compared to the first nine months of 1995 and as a percentage of net sales increased from 38.3% to 38.5%. This improvement in gross margin resulted from a decrease in product and alteration costs as a percentage of net sales, partially offset by an increase in occupancy costs as a percentage of net sales.

Selling, general and administrative costs for the first nine months of 1996 increased $16.5 million as compared to the first nine months of 1995, yet as a
percentage of net sales decreased from 32.3% to 32.1%.   All the principal
components of selling, general and administrative costs increased as a result of the Company's growth. As a percentage of net sales, advertising expense and other store and non-store general and administrative costs increased from 6.8% to 6.9% and from 12.2% to 12.4%, respectively, while store salaries as a percentage of net sales decreased from 13.3% to 12.8%.

Interest expense, net of interest income, decreased from $2.1 million in the first nine months of 1995 to $1.6 million in the first nine months of 1996. Weighted average borrowings outstanding, including obligations under capital leases, increased from $35.5 million in the first nine months of 1995 to $53.5 million in the first nine months of 1996, while the weighted average interest rate on outstanding indebtedness decreased from 8.1% to 6.3%, respectively.
The effective interest rate includes commitment fees paid pursuant to the Credit Agreement (see Liquidity and Capital Resources) under which indebtedness was outstanding for only a portion of the first quarter of 1996. Interest expense associated with the 5 1/4% Convertible Subordinated Notes (see Liquidity and Capital Resources) was offset by interest income of $926,000 resulting from the investment of excess cash in short-term securities during the first nine months of 1996.

The effective tax rate remained unchanged between the periods at approximately 41.3%.

The factors discussed above resulted in net earnings of $10,862,000, or 3.5% of net sales, for the first nine months of 1996 as compared to $8,023,000, or 3.1% of net sales, for the first nine months of 1995.

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

The change in the Company's cash position during the nine months ended November 2, 1996 results from the following combination of factors:

o        Receipt of net proceeds from the sale of the Notes.

o Application of the net proceeds from the sale of the Notes against the Company's indebtedness under the Credit Agreement.

o Net cash used in operations, principally related to an inventory increase due to seasonal inventory buildup and the addition of 33 stores opened during the nine months ended November 2, 1996, as well as the purchase of inventory for stores to be opened in the fourth quarter of 1996.

o Use of cash in connection with capital expenditures related to new stores opened during the nine months ended, or under construction at, November 2, 1996, telecommunication and computer equipment and other purposes.

In March 1995, the Company entered into a second amended and restated Credit Agreement with its bank group (the "1995 Credit Agreement") that became effective on June 30, 1995. The 1995 Credit Agreement provides for borrowings under two separate revolving facilities of up to $100 million through June 30, 1998 and may be extended for a maximum of two years subject to approval of all of the banks. The first facility allows the Company to borrow up to $75 million and the second facility, which can be activated and deactivated at the discretion of the Company, allows the Company to borrow up to $25 million. On June 30, 1998 (subject to extension as discussed above), the Company may convert all amounts then outstanding under the revolving facilities to a term loan that is payable in equal quarterly principal installments (based on a five year amortization schedule) and matures at the end of three years (June 30, 2003, assuming extensions). As of November 2, 1996, the Company had no indebtedness outstanding under the Credit Agreement.

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

The Credit Agreement contains certain restrictive and financial covenants, including a requirement to maintain a minimum amount of Consolidated Tangible Net Worth (as defined in the Credit Agreement). The Credit Agreement also specifies that for 30-day periods that include the last day of each fiscal year during the revolving period, amounts drawn under the revolving credit facility cannot exceed $60 million. The Company is also required to maintain certain debt to equity, cash flow and current ratios and must keep its average store inventories below certain specified amounts. In addition, the Company is prohibited, subject to certain exceptions, from incurring additional indebtedness (including capital leases) or creating liens, making certain Restricted Payments (as defined in the Credit Agreement), making Investments (as defined in the Credit Agreement) and paying dividends on the Common Stock, other than in shares of Common Stock. The Credit Agreement also permits but has certain limitations regarding the Company's ability to merge or consolidate with another company, sell or dispose of its property, make acquisitions, issue options or enter into transactions with affiliates. As of November 2, 1996, the Company is in compliance with the covenants in the Credit Agreement.

The Company entered into an asset purchase agreement with C&R Clothiers, Inc. ("C&R"), a privately-held retailer of men's tailored clothing operating 23 stores in Southern California, on November 13, 1996, concurrent with C&R's filing of its Chapter 11 case under federal bankruptcy law. Under the agreement, the Company would assume leases for up to 19 C&R stores, enter into a lease for C&R's current distribution center in Culver City, California, and acquire its inventory and certain other assets. Depending upon the ultimate number of leases assumed and remaining levels of inventory at the time the transaction closes, the total cost of the transaction could be up to $13.5 million and will be funded by the Company's cash from operations and facilities under the Credit Agreement. Assuming the successful completion of this transaction, the Company will use the acquisition to launch a new division selling lower-priced men's apparel which would operate under the name C&R Clothiers. This transaction is subject to bankruptcy court approval; thus, the consummation and timing of the acquisition remain uncertain.

The Company anticipates opening a total of approximately 50 new stores in the current fiscal year, including the 33 opened in the first nine months but not including the proposed acquisition of approximately 19 C&R stores. The continuing consolidation of the men's tailored clothing industry and recent financial difficulties of significant menswear retailers and manufacturers may present the Company with opportunities to acquire retail chains or acquire brand names which may be used in connection with the Company's direct sourcing program. These potential transactions could be significantly larger than the Company's past acquisitions. The Company may use cash on hand, together with its cash flow from operations and borrowings under the Credit Agreement, to take advantage of significant acquisition opportunities.

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

                          PART II - OTHER INFORMATION


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

11.1     Statement of Computation of Net Earnings Per Share.

27       Financial Data Schedule

(b) The Company was not required to file any reports on Form 8-K during the 26 weeks ended November 2, 1996.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



The Men's Wearhouse, Inc.
(REGISTRANT)





 /s/
-------------------------------------
David H. Edwab
Chief Operating and Financial Officer
December 13, 1996





/s/
-------------------------------------
Gary G. Ckodre
Chief Accounting Officer
December 13, 1996

                               INDEX TO EXHIBITS

                                                                    Sequentially
                                                                  Numbered Pages
                                                                  --------------




11.1     Statement of Computation of Net Earnings Per Share.

27       Financial Data Schedule