Form 10-K
period 1997-02-01
MENS WEARHOUSE INC
filed 1997-05-01
CIK 884217

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED FEBRUARY 1, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM                   TO

                         COMMISSION FILE NUMBER 0-20036

                           THE MEN'S WEARHOUSE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    TEXAS                                       74-1790172
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)
             5803 GLENMONT DRIVE                                   77081
               HOUSTON, TEXAS                                   (ZIP CODE)
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (713) 295-7200
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                         NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                             WHICH REGISTERED
             -------------------                         ------------------------
                                            NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          Common Stock, $.01 Par Value
                 5 1/4% Convertible Subordinated Notes Due 2003

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in the Proxy Statement or information statements incorporated by reference in Part III of this Form 10-K or any
amendment hereto.   [ ]

     The aggregate market value of the outstanding Common Stock of the registrant held by non-affiliates of the registrant as of April 16, 1996, based on the closing sale price of the Common Stock on the Nasdaq National Market System on said date, was $318,872,684.

     There were 21,063,872 shares of Common Stock of the registrant outstanding as of April 16, 1996, not including 53,735 shares classified as Treasury Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Items 10, 11, 12 and 13 of Part III will be included in the registrant's definitive proxy statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.
================================================================================

                                     PART I

ITEM 1. BUSINESS.

     The Men's Wearhouse commenced operations in 1973 as a partnership and was incorporated as The Men's Wearhouse, Inc. under the laws of Texas in May 1974. Its principal executive offices are located at 5803 Glenmont Drive, Houston, Texas 77081 (telephone number 713/295-7200), and at 40650 Encyclopedia Circle, Fremont, California 94538 (telephone number 510/657-9821).

     The Company is one of the country's largest off-price specialty retailers of men's tailored business attire. The Company opened its first store in Houston, Texas in 1973 and, as of February 1, 1997, operated 345 stores in 33 states, with approximately 42% of its locations in Texas and California. During fiscal 1996, the Company opened 50 new stores, entered 10 new markets and on January 17, 1997, through VPC, acquired 17 additional stores operating under the name "C&R Clothiers", as described more fully under "Recent Developments".

     As used herein, the term "The Men's Wearhouse" refers to The Men's Wearhouse, Inc. and its wholly-owned subsidiaries, exclusive of Value Priced Clothing, Inc. ("VPC"), and the term the "Company" refers to The Men's Wearhouse, Inc. and its wholly-owned subsidiaries including VPC. Additionally, the terminology a "Men's Wearhouse store" refers to the Company's traditional stores while a "C&R store" refers to the 17 stores operating under VPC.

     The Men's Wearhouse continues to target middle and upper middle income men with a strategy of providing value to its customers by offering quality merchandise at consistent, everyday low prices with a superior level of customer service. With the late 1996 acquisition of the C&R stores, the Company has broadened its potential market as VPC targets a more price sensitive customer. The price of suits generally range from $199 to $499 at the traditional Men's Wearhouse stores. VPC generally prices suits from $99 to $199. The Company believes that a large portion of the men's tailored clothing market is motivated by low prices rather than superior service.

     The Men's Wearhouse stores offer a broad selection of designer, brand name and private label merchandise at prices it believes are typically 20% to 30% below the regular retail prices of traditional department and specialty store prices. VPC offers a selection of brand names and private label merchandise the Company believes are typically 30% to 50% below the regular retail prices of traditional department and specialty store prices.

     The Company considers its merchandise, which includes suits, sport coats, slacks, outerwear, dress shirts, shoes and accessories, conservative. By concentrating on tailored business attire, a category of men's clothing characterized by infrequent and more predictable fashion changes, the Company believes it is not as exposed to trends typical of more fashion-forward apparel retailers, where markdowns and promotional pricing are more prevalent.

     The Company's expansion strategy includes opening additional stores in existing markets, opening stores in new markets and increasing its net sales and profitability in its existing markets. In general terms, a market is defined as a geographic area served by a common group of television stations. The Company anticipates that the addition of new stores will be the primary source of its future growth. On a limited basis, the Company has acquired store locations, inventories, customer lists, trademarks and tradenames from existing local menswear retailers in both new and existing markets, and may do so in the future. At present, the Company plans to open approximately 50 new stores during 1997, approximately one-half of which will be in new markets, and to continue its expansion in subsequent years.

     As a result of the continuing consolidation of the men's tailored clothing industry, the Company has been and expects to continue to be presented with more significant opportunities within its industry. Such opportunities may include, but are not limited to, increased direct sourcing of merchandise, including possible ventures with apparel manufacturers, acquisitions of menswear retailers and the acquisition or licensing of designer or nationally recognized brand labels. Recent financial difficulties of significant menswear retailers may present the Company with opportunities to acquire retail chains significantly larger than the Company's past acquisitions. Any such acquisitions may be undertaken as an alternative to opening new stores.

RECENT DEVELOPMENTS

     In November 1996, VPC was organized as a wholly-owned subsidiary of the Company for the purpose of acquiring assets of C&R Clothiers, Inc. ("C&R"), a privately-held retailer of men's tailored clothing stores operating in Southern California. On January 17, 1997, VPC acquired 17 C&R stores in Southern California and C&R's existing inventory and entered into a lease for C&R's distribution center in Culver City, California. The C&R acquisition served to launch a new division selling men's apparel, targeting the more price sensitive clothing customer.

     During March 1997, the Company, through its wholly-owned subsidiary Value Priced Liquidators, Inc., formed a joint venture with Buxbaum, Ginsberg & Associates and entered into an asset purchase and license agreement to acquire and liquidate certain of the assets of Kuppenheimer's Men's Clothiers, a chain of 42 men's clothing stores. The joint venture is acting as agent with respect to Kuppenheimer's going-out-of-business sale under such agreement. Under the agreement, the Company acquired the rights to the trade name, customer lists, labels, and other proprietary data as well as certain property and equipment which has been or will be sold for cash or used in its continuing operations. Although the Company had an option to assume any and all leases related to the 42 Kuppenheimer stores, on April 18, 1997 it elected not to take all but two of such leases.

MERCHANDISING

     The Men's Wearhouse offers a broad selection of designer, brand name and private label men's business attire, including a consistent stock of basic items (such as navy blazers, tuxedos and navy and gray suits) and considers its merchandise conservative. Although basic styles are emphasized, each season's merchandise does reflect current fabric and color trends, and a small percentage of inventory, accessories in particular, is usually more fashion oriented. The Company's broad merchandise selection creates increased sales opportunities by permitting a customer to purchase substantially all of his tailored wardrobe and accessory requirements, including shoes, at a Men's Wearhouse store. Within its tailored clothing, The Men's Wearhouse offers an assortment of styles from a variety of manufacturers and maintains a broad selection of fabrics and colors. The Company believes that the depth of selection it offers at The Men's Wearhouse provides it with an advantage over most of its competitors.

     In 1995, The Men's Wearhouse expanded its inventory mix to include "business casual" merchandise designed to meet increased demand for such product resulting from the trend toward more relaxed dress codes in the workplace. The added merchandise consists of tailored and nontailored clothing which complements the existing product mix and provides opportunity for enhanced sales without significant inventory risk. The expanded inventory includes, among other things, more sports coats, casual slacks, knits and woven sports shirts, sweaters and casual shoes.

     The Men's Wearhouse believes it differs from most other off-price retailers in that it does not purchase significant quantities of merchandise overruns or close-outs. The Company provides recognizable quality merchandise at consistent prices that assist the customer in identifying the value available at The Men's Wearhouse. The Men's Wearhouse believes its merchandise is generally offered 20% to 30% below traditional department and specialty store prices. The The Men's Wearhouse affixes a ticket to each item, which displays The Men's Wearhouse selling price alongside the price the Company regards as the regular retail price of the item. At the check-out counter, the customer's receipt reflects the savings from what the Company considers the regular retail price.

     By targeting men's tailored business attire, a category of men's clothing characterized by infrequent and more predictable fashion changes, the Company believes it is not as exposed to trends typical of more fashion-forward apparel retailers. This allows the Company to carry basic merchandise over to the following season and reduces the need for markdowns; for example, a navy blazer or gray business suit may be carried over to the next season. The Men's Wearhouse has a once-a-year sale after Christmas that has typically lasted until the fourth week in January, during which prices on many items are reduced 20% to 50% off the everyday low prices. This sale reduces stock at year-end and prepares for the arrival of the new season's merchandise. Management believes the Company's three outlet stores assist in the reduction of merchandise the Company desires to move out of The Men's Wearhouse stores to make room for new merchandise without using promotional methods in its traditional stores. The Company may also, on a limited basis, use the VPC stores to assist in the reduction of merchandise it desires to move out of The Men's Wearhouse stores.

     During 1994, 1995 and 1996, 77%, 74% and 72%, respectively, of the Company's net sales were attributable to tailored clothing (suits, sport coats and slacks), and 23%, 26% and 28%, respectively, were attributable to accessories and other items.

     Customers may pay for merchandise with cash, check or nationally recognized credit cards. Credit card sales were 65% of net sales in 1994, 67% in 1995 and 68% in 1996.

CUSTOMER SERVICE AND MARKETING

     The Men's Wearhouse sales personnel are trained as clothing consultants to provide customers with assistance and advice on their apparel needs, including product style, color coordination, fabric and garment fit. Clothing consultants attend an intensive training program at the Company's training facility in Fremont, California, which is further supplemented with weekly store meetings, periodic merchandise meetings, and frequent interaction with multi-unit managers and merchandise managers.

     The Company encourages its clothing consultants to be friendly and knowledgeable and to promptly greet each customer entering the store. The consultants are encouraged to offer guidance to the customer at each stage of the decision-making process, making every effort to earn the customer's confidence and to create a professional relationship that will continue beyond the initial visit. Clothing consultants are also encouraged to contact customers after the purchase or pick-up of tailored clothing to determine whether customers are satisfied with their purchases and, if necessary, to take corrective action. Store personnel have full authority to respond to customer complaints and reasonable requests, including the approval of returns, exchanges, refunds, re-alterations and other special requests, all of which the Company believes helps promote customer satisfaction and loyalty.

     Each of The Men's Wearhouse stores provides on-site tailoring services to facilitate timely alterations at a reasonable cost to customers. Tailored clothing purchased at a Men's Wearhouse store will be pressed and re-altered (if the alterations were performed at a Men's Wearhouse store) free of charge for the life of the garment.

     Because management believes that men prefer direct and easy store access, the Company attempts to locate its stores in neighborhood strip and specialty retail centers or in free standing buildings to enable customers to park near the entrance of the store.

     The Company's annual advertising expenditures, which were $23.2 million, $27.4 million and $31.0 million in 1994, 1995 and 1996, respectively, are significant. However, the Company believes that once it attracts prospective customers, the experience of shopping in its stores will be the primary factor encouraging subsequent visits. The Company advertises principally on television and radio, which it considers the most effective means of attracting and reaching potential customers, and its advertising campaign is designed to reinforce its image of providing value and customer service. "I guarantee it" is a long standing phrase associated with The Men's Wearhouse and its advertising campaign. In the advertisements, the Company's Chief Executive Officer and co-founder guarantees customer satisfaction with the apparel purchased, the quality of tailoring and the total shopping experience.

PURCHASING AND DISTRIBUTION

     The Company purchases merchandise from approximately 180 vendors. In 1996, no vendor accounted for 10% or more of purchases. Management does not believe that the loss of any vendor would significantly impact the Company. The buying staff is led by the Chief Operating Officer of the Company. While the Company has no material long-term contracts with its vendors, the Company believes that it has developed an excellent relationship with its vendors, which is supported by consistent purchasing practices.

     The Company believes it obtains favorable buying opportunities relative to many of its competitors. The Company does not request cooperative advertising support from manufacturers, which reduces the manufacturers' costs of doing business and enables them to offer lower prices to the Company. Further, the Company believes it obtains better discounts by entering into purchase arrangements that provide for limited return policies, although the Company always retains the right to return goods that are damaged upon receipt or determined to be improperly manufactured. Finally, volume purchasing of specifically planned quantities enables more efficient production runs by manufacturers, who, in turn, are provided the opportunity to pass some of the cost savings back to the Company.

     During 1993, the Company expanded its inventory sourcing capabilities by implementing a direct sourcing program. Under this program, the Company purchases fabric from mills and contracts with certain factories for the assembly of the end product (suits, sport coats or slacks). Such arrangements for fabric and assembly have been with both domestic and foreign mills and factories. Previous purchases from such mills and factories had been through other suppliers. Product acquired during 1994, 1995 and 1996 through the direct sourcing program represented approximately 10%, 20% and 28%, respectively, of total inventory purchases, and the Company expects that purchases through such program will represent between approximately 25% to 30% of total purchases in 1997.

     To protect against currency exchange risks associated with certain firmly committed and certain other probable, but not firmly committed inventory transactions denominated in a foreign currency, the Company enters into forward exchange contracts. In addition, many of the purchases from foreign vendors are financed by letters of credit.

     In 1995, the Company entered into license agreements with a limited number of parties under which the Company is entitled to use designer labels, such as "Pierre Balmain" and "Vito Rufolo", and nationally recognized brand labels such as "Botany" and "Botany 500", in return for royalties paid to the licensor based on the costs of the relevant product. These license agreements generally limit the use of the individual label to products of a specific nature (such as men's suits, men's formal wear or men's shirts). The labels licensed under these agreements will continue to be used in connection with a portion of the purchases under the direct sourcing program described above, as well as purchases from other vendors. During 1996, the Company purchased several trademarks from Hugo Boss. These marks include "Cricketeer," "Joseph & Feiss International," "Baracuda," and "Country Britches," among others, and will be used similarly to the Company's licensed labels. The Company monitors the performance of these licensed labels compared to their cost and may elect to selectively terminate any license. Because of the continued consolidation in the men's tailored clothing industry, the Company may be presented with opportunities to acquire or license other designer or nationally recognized brand labels.

     All merchandise is received into the Company's central warehouse located in Houston, Texas, except for merchandise intended for the C&R stores which is principally received at VPC's Culver City, California distribution center. Once received, merchandise is arranged by size. The computer generates bar-coded garment tags and labels and recommends distribution of the merchandise on the basis of each store's past performance with similar merchandise and existing inventory levels. This distribution is reviewed by a member of the merchandise staff and any necessary changes are made. Merchandise for a store is picked and then moved to the appropriate staging area for shipping. In addition to the central warehouse in Houston, the Company leases additional space within Men's Wearhouse stores in the majority of its markets, which operate as redistribution facilities for their respective areas. The Company's executive offices in Fremont, California also serve as a redistribution facility for the San Francisco Bay area.

     The Company leases and operates 19 long-haul tractors and 30 trailers, which, together with common carriers, ship merchandise from the vendors to the Company's distribution facilities and from the distribution facilities to centrally located stores within each market. The Company also leases 46 smaller van-like trucks, which are used to ship merchandise locally or within a given geographic region.

MANAGEMENT INFORMATION AND TELECOMMUNICATION SYSTEMS

     The Company has aggressively pursued the implementation of technology which provides the opportunity for competitive advantage, and which leverages human resources. By implementing a sophisticated management information system, and by integrating it with a highly functional telecommunication system, the Company has effectively managed the operation of its business and its inventory while experiencing substantial growth.

     The Company's inventory control systems, including purchase order management, automatic replenishment of basic items, and real-time point of sale, have contributed to enhanced performance and profitability and to achieving inventory shrinkage rates that are consistently below industry averages. Electronic Data Interchange (EDI) with several suppliers and use of data warehousing and decision support technologies have substantially leveraged the efforts of the merchandising team, allowing them to reallocate time from simple and repetitive tasks to those requiring more analytical skills.

     The Company has developed and is now using an "expert" system to assist in the distribution of incoming merchandise. This system uses rules for distribution decisions which reflect the decision making process of the senior product managers. In addition, in 1996 the Company negotiated a comprehensive telecommunications arrangement with a major telecommunications vendor that allowed the Company to transition its data network to a more modern, flexible, and reliable frame relay environment, while simultaneously reducing operating costs.

     The Company's voice mail system has not only enhanced internal communication capabilities, it has also provided an actively used channel for improving customer service and it has contributed to the Company's advertising efforts, giving the Company access to unsolicited customer testimonials.

     The Company employs technology in several other areas of its operations and intends to continue its pursuit of technologies which favorably impact performance and/or the delivery of customer service.

COMPETITION

     The Company believes that the unit demand for men's tailored clothing has declined. The Company's primary competitors include specialty men's clothing stores, traditional department stores, off-price retailers and manufacturer-owned and independently-owned outlet stores. Over the past several years market conditions have resulted in consolidation of the industry. Management believes that the principal competitive factors in the men's tailored clothing market are merchandise assortment, quality, price, garment fit, merchandise presentation, store location and customer service. The Company attempts to distinguish itself from its competitors by providing what it believes are the best features of each competing shopping alternative.

     Management believes that strong vendor relationships, its direct sourcing program and the buying power of the Company are the principal factors enabling it to obtain quality merchandise at attractive prices. The Company believes that its vendors rely on the Company's predictable payment record and on the Company's history of honoring all promises, including the Company's promise not to advertise names of labeled and unlabeled designer merchandise, when requested. Certain of the Company's competitors (principally department stores) are larger and have substantially greater financial, marketing and other resources than the Company and there can be no assurance that the Company will be able to compete successfully with them in the future.

SEASONALITY

     Like most retailers, the Company's business is subject to seasonal fluctuations. Historically, over 30% of the Company's net sales and approximately 50% of its net earnings have been generated during the fourth quarter of each year. Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the results that may be achieved for the full year. See Note 8 of Notes to Consolidated Financial Statements.

TRADEMARKS AND SERVICE MARKS

     The Company is the owner in the United States of the trademark and service mark The Men's Wearhouse(R), and of federal registrations therefor expiring in 2009 and 2002, respectively, subject to renewal. The Company has also been granted registrations for that trademark and service mark in 28 states (including Texas and California) of the 33 states in which it does business and has used those marks. Applications for the most recent states entered are in process. The Company's rights in the "The Men's Wearhouse" mark are a significant part of the Company's business, as the mark has become well known through the Company's television and radio advertising campaigns. Accordingly, the Company intends to maintain its mark and the related registrations.

     The Company is also the owner in the United States of the servicemarks "C&R" and "C&R Clothiers" and the owner in the State of California of the servicemark "C&R Clothiers". Federal applications for the registration of the servicemarks have been filed by the Company. The State of California has issued a registration for the servicemark "C&R Clothiers". Such marks are used to identify the retail store services of and is the tradename utilized by the retail clothing stores operated by VPC.

     In addition to The Men's Wearhouse and C&R Clothiers trademarks/service marks, the Company owns or licenses other trademarks/service marks used in the business, principally in connection with the labeling of product purchased through the direct sourcing program.

EMPLOYEES

     At February 1, 1997, the Company had approximately 4,900 employees, of whom approximately 4,200 were full-time employees and approximately 700 were part-time employees. Seasonality affects the number of part-time employees as well as the number of hours worked by full-time and part-time personnel. The Company has no collective bargaining agreements.

ITEM 2. PROPERTIES.

     As of February 1, 1997, the Company operated 345 stores in 33 states. The following table sets forth the location, by state, of these Company stores, 17 of which operate as C&R stores in California:

California..................................................  101
Texas (including two outlet stores).........................   45
Florida.....................................................   21
Michigan....................................................   18
Illinois....................................................   16
Ohio........................................................   12
Washington..................................................   12
Georgia (including one outlet store)........................   11
Colorado....................................................    9
North Carolina..............................................    9
Massachusetts...............................................    7
Minnesota...................................................    7
Indiana.....................................................    6
Maryland....................................................    6
Missouri....................................................    6
Pennsylvania................................................    6
Tennessee...................................................    6
Arizona.....................................................    5
Oregon......................................................    5
Wisconsin...................................................    5
South Carolina..............................................    4
Utah........................................................    4
Virginia....................................................    4
Louisiana...................................................    3
Nevada......................................................    3
Oklahoma....................................................    3
Alabama.....................................................    2
Connecticut.................................................    2
Kansas......................................................    2
New Hampshire...............................................    2
Idaho.......................................................    1
Kentucky....................................................    1
New Mexico..................................................    1

     The Men's Wearhouse stores vary in size from approximately 2,800 to 9,600 total square feet (average square footage at February 1, 1997 was 4,683 square feet), excluding the three outlet stores. The C&R stores vary in size from approximately 5,000 to 9,508 total square feet (average square footage at February 1, 1997 was 6,632 square feet). The Men's Wearhouse stores are primarily located in middle and upper middle income neighborhood strip and specialty retail shopping centers. The Company believes its customers generally prefer to limit the amount of time they spend shopping for men's tailored clothing and seek easily accessible store sites.

     The Men's Wearhouse stores are designed to further the Company's strategy of facilitating sales while making the shopping experience pleasurable. Each store is staffed with clothing consultants and sales associates and has a tailoring facility with at least one tailor.

     The Men's Wearhouse attempts to create a specialty store atmosphere through effective merchandise presentation and sizing, attractive in-store signs and efficient check-out procedures. Most of the stores have similar floor plans and merchandise presentation to facilitate the shopping experience and sales process.

Designer, brand name and private label garments are intermixed, and emphasis is placed on the fit of the garment rather than on a particular label or manufacturer.

     The Company owns its Houston, Texas outlet store, which comprises approximately 12,000 square feet. The Company also owns the building that houses one of its stores in Dallas, Texas, and leases the underlying land from certain principal shareholders of the Company. The Company leases all of its other stores on terms generally from five to ten years with renewal options at higher fixed rates in most cases. Leases typically provide for percentage rent over sales break points. Additionally, most leases provide for a base rent as well as "triple net charges", including but not limited to common area and maintenance expenses, property taxes, utilities, center promotions and insurance. In certain markets, the Company leases between 1,000 and 3,000 additional square feet in a Men's Wearhouse store to be utilized as a redistribution facility in a geographic area.

     The Company purchased land and constructed a store thereon in 1995. During 1996, the Company sold and leased back this property on terms similar to those discussed in the preceding paragraph. There was no gain or loss resulting from this transaction. The Company may, on a limited basis, enter into similar transactions in the future.

     In July 1995, the Company moved its executive offices in Fremont, California to a new 35,500 square foot facility owned by the Company, which serves as an office, training and redistribution facility.

     The Company owns its principal office, warehouse and distribution facility which is situated on approximately seven acres of land in Houston, Texas. In late 1994, a 120,000 square foot expansion (a three story building on a 50,000 square foot foundation) of this facility was completed, increasing the facility to an aggregate of 240,000 square feet. Approximately 40,000 square feet of this facility is used as office space for the Company's accounting, treasury, management information systems and merchandising departments with the remaining 200,000 square feet serving as a warehouse and distribution center.

     The Company also leases a building, situated on one acre in Houston, Texas and used as a supply depot, from certain principal shareholders of the Company. The lease term on this facility runs until August 31, 2005, and is on terms that the Company believes are no less favorable than could be obtained from an independent third party.

     During 1996 the Company purchased a six acre corner lot across the street from its Houston distribution center and plans to use this for future warehouse and distribution facility expansion. The Company is currently evaluating the nature and timing of such expansion. Additionally, the Company purchased land and began construction of two stores in Seattle, Washington and Memphis, Tennessee to be opened in fiscal 1997. The Company will seek to enter into sale-and-leaseback transactions with respect to these two stores.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of its business. Management believes that none of these matters will have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 1, 1997.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     The Common Stock is quoted on the Nasdaq National Market under the symbol "SUIT". The following table sets forth, on a per share basis for the periods indicated, the high and low sale prices for the Common Stock as reported by NASDAQ. The prices set forth below for periods prior to November 16, 1995 have been adjusted to give retroactive effect to the 50% stock dividend paid on that date.

                                                               HIGH      LOW
                                                              ------    ------
FISCAL YEAR ENDED FEBRUARY 3, 1996
  First Quarter.............................................  $17.09    $12.83
  Second Quarter............................................   23.83     15.50
  Third Quarter.............................................   28.83     19.17
  Fourth Quarter............................................   30.25     20.75
FISCAL YEAR ENDED FEBRUARY 1, 1997
  First Quarter.............................................  $38.50    $25.50
  Second Quarter............................................   37.00     17.00
  Third Quarter.............................................   27.00     18.25
  Fourth Quarter............................................   28.50     16.25

     On April 16, 1997, there were approximately 280 record holders and approximately 3,700 beneficial holders of Common Stock.

     The Company has not paid any dividends on its Common Stock and for the foreseeable future intends to retain all its earnings for the future operation and expansion of its business. The Company's Credit Agreement prohibits the payment of cash dividends on the Common Stock. See Note 3 of Notes to Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA.

     The following selected statement of earnings and balance sheet information for the fiscal years indicated has been derived from the Company's audited consolidated financial statements. The Company's consolidated financial statements as of February 3, 1996 and February 1, 1997 and for each of the three years in the period ended February 1, 1997 were audited by Deloitte & Touche LLP , independent auditors, whose report thereon appears elsewhere herein. The information set forth below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto of the Company included elsewhere herein. References herein to years are to the Company's 52- or 53-week fiscal year, which ends on the Saturday nearest January 31 in the following calendar year. For example, references to "1996" mean the fiscal year ended February 1, 1997. All fiscal years for which financial information is included herein had 52 weeks, except for 1995 which had 53 weeks.

                                                                        YEAR
                                                ----------------------------------------------------
                                                  1992       1993       1994       1995       1996
                                                --------   --------   --------   --------   --------
                                                      (DOLLARS AND SHARES IN THOUSANDS, EXCEPT
                                                        PER SHARE AND PER SQUARE FOOT DATA)
STATEMENT OF EARNINGS INFORMATION:
  Net sales...................................  $169,977   $240,394   $317,127   $406,343   $483,547
  Gross margin................................    63,976     91,766    121,878    157,615    188,366
  Operating income............................    10,803     15,818     22,375     30,606     38,134
  Net earnings................................     5,870      8,739     12,108     16,508     21,143
  Net earnings per share of common stock(1)...  $   0.35   $   0.48   $   0.63   $   0.82   $   1.00
  Weighted average shares outstanding(1)(2)...    16,532     18,138     19,163     20,226     21,193
OPERATING INFORMATION:
  Percentage increase in comparable store
     sales(3).................................       6.2%      17.2%       8.4%       6.8%       3.9%
  Average square footage -- all stores(4).....     4,287      4,374      4,426      4,583      4,780
  Average sales per square foot of selling
     space(5).................................  $    381   $    409   $    419   $    425   $    420
  Number of stores:
     Open at beginning of the period..........       113        143        183        231        278
     Opened during the period.................        31         40         48         48         50
     C&R acquired during the period...........        --         --         --         --         17
     Closed during the period.................         1         --         --          1         --
                                                --------   --------   --------   --------   --------
     Open at end of the period................       143        183        231        278        345
  Capital expenditures(6).....................  $  9,345   $ 11,461   $ 23,736   $ 22,538   $ 26,222

                                                JAN. 30,   JAN. 29,   JAN. 28,   FEB. 3,    FEB. 1,
                                                  1993       1994       1995       1996       1997
                                                --------   --------   --------   --------   --------
BALANCE SHEET INFORMATION:
  Working capital.............................  $ 28,289   $ 42,689   $ 68,078   $ 88,798   $136,837
  Total assets................................    78,745    112,176    160,494    204,105    295,478
  Long-term debt and capital leases(7)........     8,909     10,790     24,575      4,250     57,500
  Shareholders' equity........................    38,448     57,867     84,944    136,961    159,129

---------------

(1) Adjusted to give effect to a 2.5541-for-one stock split effected on March 23, 1992, a 50% stock dividend effected on August 6, 1993, and a 50% stock dividend effected on November 15, 1995.

(2) Includes common shares and common share equivalents, in thousands.

(3) Comparable store sales data is calculated by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period.

(4) Average square footage -- all stores is calculated by dividing the total square footage for all stores (excluding the Company's outlet stores) open at the end of the period by the number of stores open at the end of such period. Excluding the 17 C&R stores acquired on January 17, 1997, the average square footage per store at the end of 1996 was 4,683.

(5) Average sales per square foot of selling space is calculated by dividing total selling square footage for all stores (excluding the Company's outlet stores) open the entire year into total sales for those stores. Selling square footage does not include space for tailoring operations and storage.

(6) Excludes additions to capital lease property.

(7) February 1, 1997 balance represents the 5 1/4% Convertible Subordinated Notes Due 2003 (see Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     The Men's Wearhouse opened its first store in Houston, Texas in August 1973, growing to 25 stores by the end of 1985 and 345 stores by February 1, 1997. The Company's most significant growth has occurred since 1991. This growth has resulted in significant increases in net sales and has also contributed to increased net earnings for the Company.

     On average, new Men's Wearhouse stores contribute toward covering corporate overhead and other indirect costs within three months of opening, depending primarily upon the month within which the store is opened. See "Item 1.
Business -- Seasonality". In determining store contribution, the Company considers net sales, cost of sales and other direct store costs, but excludes buying costs, corporate overhead, depreciation and amortization, financing costs and advertising. Expansion is generally continued within a market as long as management believes it will provide profitable incremental sales volume.

     The Company presently intends to continue its expansion in existing and new markets and plans to open approximately 50 new stores in 1997. The Company anticipates that approximately one-half of these new stores will be in new markets. The average cost (excluding telecommunications and point-of-sale equipment and inventory) of opening a new store was approximately $250,000 in 1996 and is expected to be between approximately $240,000 and $250,000 in 1997. Prior to 1996, the average cost (excluding telecommunications and point-of-sale equipment and inventory) of opening a new store was approximately $235,000. The increase in 1996 resulted primarily from an increase in the average square footage per new store.

     In addition to increases in net sales resulting from new stores, the Company has experienced comparable store sales increases in each of the past five years, including a 3.9% increase for 1996.

     The Company closed only two stores in the five years ended February 1, 1997. One store was closed in 1992 at the end of its lease term due to declining sales and deteriorating neighborhood conditions. In March 1995, the Company closed another store due to substandard performance and the opening of a store at a more attractive alternative location. In general, in determining whether to close a store, the Company considers such store's historical and projected performance and the continued desirability of the store's location. Store performance is continually monitored and, from time to time, as neighborhoods and shopping areas change, management may determine that it is in the best interest of the Company to close or relocate a store. In March 1997, the Company closed one store in Houston, Texas due to its proximity to a new Men's Wearhouse store opened in this market.

     The following table sets forth the Company's results of operations expressed as a percentage of net sales for the periods indicated:

                                                                       YEAR
                                                              -----------------------
                                                              1994     1995     1996
                                                              -----    -----    -----
Net sales...................................................  100.0%   100.0%   100.0%
Cost of goods sold, including buying and occupancy costs....   61.6     61.2     61.0
                                                              -----    -----    -----
Gross margin................................................   38.4     38.8     39.0
Selling, general and administrative expenses................   31.4     31.3     31.1
                                                              -----    -----    -----
Operating income............................................    7.0      7.5      7.9
Interest expense............................................     .5       .6       .4
                                                              -----    -----    -----
Earnings before income taxes................................    6.5      6.9      7.5
Income taxes................................................    2.7      2.8      3.1
                                                              -----    -----    -----
Net earnings................................................   3.8%     4.1%     4.4%
                                                              =====    =====    =====

RESULTS OF OPERATIONS

  1996 Compared to 1995

     The following table presents a breakdown of 1995 and 1996 net sales of the Company by stores open in each of these periods:

                                                                    NET SALES
                                                           ----------------------------
                         STORES                             1995      1996     INCREASE
                         ------                            ------    ------    --------
                                                                  (IN MILLIONS)
50 stores opened in 1996*................................  $   --    $ 36.8     $ 36.8
48 stores opened in 1995.................................    30.8      65.9       35.1
Stores opened before 1995................................   375.5     380.8        5.3
                                                           ------    ------     ------
          Total..........................................  $406.3    $483.5     $ 77.2
                                                           ======    ======     ======

---------------

* Sales include $900,000 attributed to the 17 C&R stores acquired on January 17, 1997, with the remaining $35.9 million being attributable to the 50 The Men's Wearhouse stores opened in 1996.

     Net sales in 1996 increased $77.2 million, or 19.0%, compared to 1995 primarily due to the increased number of stores and increased sales at existing stores. Comparable store sales (which are calculated by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period) increased 3.9% from 1995. The comparable store sales increase for 1996 does not include sales from the C&R stores. Since the C&R stores were not acquired until January 17, 1997, these stores will not be included in the comparable store sales comparison until February 1998.

     Gross margin increased by $30.8 million in 1996, and increased as a percentage of sales from 38.8% in 1995 to 39.0% in 1996. The improvement in gross margin as a percentage of sales resulted from a decrease in product costs and alteration costs as a percentage of sales, partially offset by an increase in occupancy costs as a percentage of sales, principally due to an increase in the average square footage per store.

     Selling, general and administrative expenses increased by $23.2 million between 1995 and 1996. All the principal components of selling, general and administrative expenses increased primarily due to the Company's growth. As a percentage of net sales, selling, general and administrative expenses decreased from 31.3% to 31.1%. Advertising expense decreased from 6.7% to 6.4% of net sales and store salaries decreased from 13.0% to 12.4% of net sales, while other selling, general and administrative expenses increased from 11.5% to 12.3% of net sales.

     Interest expense, net of interest income, decreased from $2.5 million in 1995 to $2.1 million in 1996. Weighted average borrowings outstanding increased from $31.6 million in 1995 to $54.6 million in 1996, while the weighted average interest rates on outstanding indebtedness decreased from 8.3% to 6.2%. The effective interest rate includes commitment fees paid pursuant to the Credit Agreement (see Liquidity and Capital Resources) under which indebtedness was outstanding for only a portion of the first quarter of 1996. Interest expense associated with the 5 1/4% Convertible Subordinated Notes (the "Notes") was offset by interest income of $1.2 million resulting from the investment of excess cash from the sale of Notes in short-term securities in 1996 (see Liquidity and Capital Resources).

     The Company's 1996 effective tax rate of 41.3% was relatively unchanged from the 41.2% effective rate for 1995. This, combined with the factors discussed above, resulted in 1996 net earnings of $21.1 million, or 4.4% of net sales, as compared to 1995 net earnings of $16.5 million, or 4.1% of net sales.

  1995 Compared to 1994

     The following table presents a breakdown of 1995 and 1994 net sales of the Company by stores open in each of these periods.

                                                                    NET SALES
                                                           ----------------------------
                         STORES                             1994      1995     INCREASE
                         ------                            ------    ------    --------
                                                                  (IN MILLIONS)
48 stores opened in 1995.................................  $   --    $ 30.8     $30.8
48 stores opened in 1994.................................    28.6      64.8      36.2
Stores opened before 1994................................   288.5     310.7      22.2
                                                           ------    ------     -----
          Total..........................................  $317.1    $406.3     $89.2
                                                           ======    ======     =====

     Net sales in 1995 increased $89.2 million, or 28.1%, compared to 1994 primarily due to the increased number of stores and increased sales at existing stores. Sales also increased as a result of the additional week in 1995, a 53-week year. Comparable store sales (which are calculated by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period) increased 6.8% from 1994. Comparable store sales increases were experienced in all major markets.

     Gross margin increased by $35.7 million in 1995, and increased as a percentage of sales from 38.4% in 1994 to 38.8% in 1995. The improvement in gross margin as a percentage of sales resulted from a decrease in product costs and alteration costs as a percentage of sales, partially offset by an increase in occupancy costs as a percentage of sales.

     Selling, general and administrative expenses increased by $27.5 million between 1994 and 1995. All the principal components of selling, general and administrative expenses increased primarily due to the Company's growth. As a percentage of net sales, selling, general and administrative expenses decreased from 31.4% to 31.3%. Advertising expense decreased from 7.3% to 6.7% of net sales and store salaries increased from 12.4% to 13.0% of net sales, while other selling, general and administrative expenses decreased from 11.7% to 11.5% of net sales. The decrease in other selling, general and administrative expenses as a percent of net sales resulted from sales growth exceeding the increase in other selling, general and administrative costs as such costs are not a direct function of sales.

     Interest expense of $2.5 million in 1995 was relatively unchanged, as a percent of net sales, from expense of $1.8 million in 1994. Weighted average borrowings outstanding, including obligations under capital leases, increased 32.3% and weighted average interest rates applicable to those borrowings increased from 7.4% to 8.3%. Weighted average borrowings increased as a result of the continuation of the Company's expansion program despite the application of net proceeds of $34.7 million from the Company's public offering in August 1995 to repay indebtedness. Weighted average interest rates increased as a result of the increase in variable rates applicable to the Company's bank debt.

     The Company's 1995 effective tax rate of 41.2% was relatively unchanged from the 41.3% effective rate for 1994. This, combined with the factors discussed above, resulted in 1995 net earnings of $16.5 million, or 4.1% of net sales, as compared to 1994 net earnings of $12.1 million, or 3.8% of net sales.

LIQUIDITY AND CAPITAL RESOURCES

     In April 1992, the Company completed an initial public offering of 3,375,000 shares of Common Stock at $5.78 per share, of which 2,531,250 shares were sold by the Company for net proceeds of $12.7 million. In April 1993, May 1994 and August 1995 the Company issued an aggregate of 3,958,125 shares of Common Stock for net proceeds of $59.6 million. The Company used the proceeds from such offerings to reduce indebtedness under its revolving credit facilities.

     In March 1996, the Company issued $57.5 million of 5 1/4% Convertible Subordinated Notes due 2003. The Notes are convertible into Common Stock at a conversion price of $34.125 per share. A portion of the net proceeds from the Notes was used to repay outstanding indebtedness under the Credit Agreement and the balance has been invested in new stores, the acquisition of C&R, licenses, trademarks, short-term interest bearing securities or otherwise used to minimize borrowings under the Credit Agreement. Interest on the Notes is payable semi-annually on March 1 and September 1 of each year.

     In March 1995, the Company entered into a second amended and restated Credit Agreement with its bank group that became effective on June 30, 1995. The Credit Agreement provides for borrowings under two separate revolving facilities of up to $100 million through June 30, 1998 and may be extended for a maximum of two years subject to approval of all of the banks. The first facility allows the Company to borrow up to $75 million and the second facility, which can be activated and deactivated at the discretion of the Company, allows the Company to borrow up to $25 million. On June 30, 1998 (subject to extension as discussed above), the Company may convert all amounts then outstanding under the revolving facilities to a term loan that is payable in equal quarterly principal installments (based on a five-year amortization schedule) and matures at the end of three years (June 30, 2003, assuming extensions). As of February 1, 1997, the Company had no indebtedness outstanding under the Credit Agreement.

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

     The Company is currently in negotiations with its bank group seeking to amend its Credit Agreement to, among other things, (i) extend the expiration date, (ii) increase the amount of the revolving facilities and (iii) modify certain financial covenants and restrictions, particularly those relating to business acquisitions.

     The Company's primary sources of working capital are cash flow from operations, proceeds from the sale of the Notes discussed above, and borrowings under the Credit Agreement. The Company had working capital of $68.1 million, $88.8 million and $136.8 million at the end of 1994, 1995 and 1996, respectively. Historically, the Company's working capital has been at its lowest level in January and February, and has increased through November as inventory buildup is financed with both short-term and long-term borrowings in preparation for the fourth quarter selling season. In 1994 and 1995, as inventories were reduced by sales in December and January, working capital was also reduced as the net proceeds from these sales were used to reduce outstanding long-term borrowings under the Credit Agreement. In 1996 cash generated by December and January sales resulted in larger cash balances as no amount was outstanding under the Credit Agreement after the sale of Notes in March 1996.

     Net cash used in operating activities was $4.6 million in 1994. Net cash provided by operating activities amounted to $9.4 million in 1995 and $19.8 in 1996. These amounts primarily represent net earnings plus depreciation and amortization and changes in non-current other liabilities, offset by increases in inventories and other non-cash working capital. The increase in inventories of $30.3 million in 1994, $28.6 million in 1995 and $27.3 million in 1996 resulted from the addition of inventory for new stores opened and stores expected to be opened shortly after the year-end, backstocking and the purchase of fabric used in the direct sourcing of inventory.

     Capital expenditures amounted to $23.7 million, $22.5 million and $26.2 million in 1994, 1995 and 1996, respectively. These property additions were principally related to (i) the construction of new stores, including fixtures and tailoring and other equipment (1994 -- $9.2 million, 1995 -- $10.5 million and 1996 -- $13.5 million), (ii) the remodeling and equipping of existing stores, including the addition of tailoring and other equipment (1994 -- $1.6 million, 1995 -- $3.7 million and 1996 -- $3.9 million), (iii) the addition of leaseholds and equipment for the warehouse and office facilities (1994 -- $2.0 million, 1995 -- $0.5 million and 1996 -- $0.4 million), (iv) the addition of point-of-sale, telecommunications, and computer equipment (1994 -- $4.4 million, 1995 -- $5.0 million and 1996 -- $5.5 million) and (v) the purchase of land and buildings (1994 -- $5.7 million, which includes $3.7 million for the acquisition and expansion of the Houston distribution center, $1.3 million for the construction of an office, training and redistribution center in Fremont, California and $0.7 million for the purchase of land for 1995 new store locations, 1995 -- $2.8 million, which includes $1.9 million for the completion of the Fremont, California facility and $0.6 million for the construction of new stores associated with the land purchased in 1994 for such purpose and 1996 -- $2.9 million, which includes $1.9 million for the purchase of land and construction thereon for 1997 new store locations, $0.7 million for the purchase of land in Houston for future warehouse and distribution facility expansion, and $0.3 million for land and building improvements), and (vi) other expenditures of $0.8 million in 1994. Property additions relating to new stores include stores in various stages of completion at the end of the fiscal year (three stores at the end of 1994, two stores at the end of 1995 and eight stores at the end of
1996). In addition, the Company acquired several assets in connection with various transactions in 1996 for approximately $12.0 million. Such assets include, but are not limited to, trademarks, tradenames, customer lists, non-compete agreements and license agreements.

     Net cash provided by financing activities amounted to $28.0 million, $14.4 million and $50.0 million in 1994, 1995 and 1996, respectively. Cash provided by financing activities includes the net proceeds of public offerings of Common Stock of $14.5 million and $34.7 million in 1994 and 1995, respectively, proceeds from sale of Notes of $55.5 million in 1996 (net of $2.0 million in related costs), as well as borrowings under the Company's revolving credit facilities. Cash used in financing activities is principally comprised of repayments of amounts outstanding under the Company's revolving credit facilities.

     The Company's primary cash requirements are to finance working capital increases for its peak selling season and fund capital expenditure requirements anticipated to be between approximately $22 million and $27 million for 1997. This amount includes the anticipated costs of opening approximately 50 new stores in 1997 at an expected average cost per store of between approximately $240,000 to $250,000 (excluding telecommunications and point-of-sale equipment and inventory). The balance of the capital expenditures for 1997 will be used for telecommunications, point-of-sale and other computer equipment, for store remodeling and expansion, warehousing and distribution and real estate. The Company anticipates that each of the approximately 50 new stores will require, on average, an initial inventory costing approximately $500,000 (subject to the same seasonal patterns affecting inventory at all stores), which will be funded by the Company's revolving credit facility, trade credit and cash from operations. The actual amount of future capital expenditures and inventory purchases will depend in part on the number of new stores opened and the terms on which new stores are leased. Additionally, the continuing consolidation of the men's tailored clothing industry and recent financial difficulties of significant menswear retailers may present the Company with opportunities to acquire retail chains significantly larger than the Company's past acquisitions. Any such acquisitions may be undertaken as an alternative to opening new stores. The Company has recently received, and from time to time in the past has received, inquiries concerning its interest in possible acquisitions and has requested information with respect thereto. The Company may use cash on hand, together with its cash flow from operations and borrowings under the Credit Agreement, to take advantage of significant acquisition opportunities.

     The Company anticipates that its existing cash and cash flow from operations, supplemented by borrowings under the Credit Agreement, will be sufficient to fund its planned store openings, other capital expenditures and operating cash requirements for at least the next 12 months.

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

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (SFAS 128), in February 1997. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is permitted.

     This statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. SFAS 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15 and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted EPS computation.

     Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15.

FORWARD-LOOKING STATEMENTS

     Certain statements made herein and in other public filings and releases by the Company contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainty. These forward-looking statements may include, but are not limited to, future sales, earnings, margins, costs, number and costs of store openings, demand for men's clothing, market trends in the retail men's clothing business, currency fluctuations, inflation and various economic and business trends. Forward-looking statements may be made by management orally or in writing, including but not limited to, this Management's Discussion and Analysis of Financial Condition and Results of Operations section and other sections of the Company's filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934 and the Securities Act of 1933.

     Actual results and trends in the future may differ materially depending on a variety of factors including, but not limited to, domestic economic activity and inflation, the Company's successful execution of internal operating plans and new store and new market expansion plans, performance issues with key suppliers, foreign currency fluctuations, government export and import policies and legal proceedings. Future results will also be dependent upon the ability of the Company to continue to identify and complete successful expansions and penetrations into existing and new markets and its ability to integrate such expansions with the Company's existing operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
The Men's Wearhouse, Inc.
Houston, Texas

     We have audited the accompanying consolidated balance sheets of The Men's Wearhouse, Inc. and its subsidiaries (the "Company") as of February 3, 1996 and February 1, 1997, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended February 1, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries as of February 3, 1996 and February 1, 1997, and the results of their operations and their cash flows for each of the three years in the period ended February 1, 1997 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Houston, Texas
March 5, 1997

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              FEBRUARY 3,     FEBRUARY 1,
                                                                  1996            1997
                                                              ------------    ------------
CURRENT ASSETS:
  Cash......................................................  $  2,547,000    $ 34,113,000
  Inventories...............................................   136,797,000     164,140,000
  Other current assets......................................     5,663,000      10,051,000
                                                              ------------    ------------
     Total current assets...................................   145,007,000     208,304,000
                                                              ------------    ------------
PROPERTY AND EQUIPMENT:
  Land......................................................     1,861,000       3,231,000
  Buildings.................................................     7,645,000       7,978,000
  Leasehold improvements....................................    30,888,000      43,518,000
  Furniture, fixtures and equipment.........................    45,998,000      56,324,000
                                                              ------------    ------------
                                                                86,392,000     111,051,000
  Less accumulated depreciation and amortization............   (29,247,000)    (40,029,000)
                                                              ------------    ------------
     Net property and equipment.............................    57,145,000      71,022,000
                                                              ------------    ------------
OTHER ASSETS................................................     1,953,000      16,152,000
                                                              ------------    ------------
          TOTAL.............................................  $204,105,000    $295,478,000
                                                              ============    ============

                           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $ 33,810,000    $ 38,089,000
  Accrued expenses..........................................    16,507,000      24,742,000
  Income taxes payable......................................     5,276,000       8,194,000
  Other current liabilities.................................       616,000         442,000
                                                              ------------    ------------
     Total current liabilities..............................    56,209,000      71,467,000
LONG-TERM DEBT..............................................     4,250,000      57,500,000
OTHER LIABILITIES...........................................     6,685,000       7,382,000
                                                              ------------    ------------
     Total liabilities......................................    67,144,000     136,349,000
                                                              ------------    ------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 2,000,000 shares
     authorized, none issued................................            --              --
  Common stock, $.01 par value, 50,000,000 shares
     authorized, 20,933,230 and 21,012,750 shares issued....       209,000         210,000
  Capital in excess of par..................................    77,299,000      78,182,000
  Retained earnings.........................................    60,173,000      81,316,000
                                                              ------------    ------------
     Total..................................................   137,681,000     159,708,000
  Treasury common stock, 113,418 and 91,294 shares at
     cost...................................................      (720,000)       (579,000)
                                                              ------------    ------------
     Total shareholders' equity.............................   136,961,000     159,129,000
                                                              ------------    ------------
          TOTAL.............................................  $204,105,000    $295,478,000
                                                              ============    ============

                See notes to consolidated financial statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                     FOR THE YEARS ENDED JANUARY 28, 1995,
                     FEBRUARY 3, 1996 AND FEBRUARY 1, 1997

                                                                   FISCAL YEAR
                                                   --------------------------------------------
                                                       1994            1995            1996
                                                   ------------    ------------    ------------
Net sales........................................  $317,127,000    $406,343,000    $483,547,000
Cost of goods sold including buying and occupancy
  costs..........................................   195,249,000     248,728,000     295,181,000
                                                   ------------    ------------    ------------
Gross margin.....................................   121,878,000     157,615,000     188,366,000
Selling, general and administrative expenses.....    99,503,000     127,009,000     150,232,000
                                                   ------------    ------------    ------------
Operating income.................................    22,375,000      30,606,000      38,134,000
Interest expense (net of interest income of
  $43,000, $93,000 and $1,237,000,
  respectively)..................................     1,764,000       2,518,000       2,146,000
                                                   ------------    ------------    ------------
Earnings before income taxes.....................    20,611,000      28,088,000      35,988,000
Provision for income taxes.......................     8,503,000      11,580,000      14,845,000
                                                   ------------    ------------    ------------
Net earnings.....................................  $ 12,108,000    $ 16,508,000    $ 21,143,000
                                                   ============    ============    ============
Net earnings per share of common stock...........  $        .63    $        .82    $       1.00
                                                   ============    ============    ============
Weighted average number of common and common
  equivalent shares outstanding..................    19,163,000      20,226,000      21,193,000
                                                   ============    ============    ============

                See notes to consolidated financial statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     FOR THE YEARS ENDED JANUARY 28, 1995,
                     FEBRUARY 3, 1996 AND FEBRUARY 1, 1997

                                                          CAPITAL
                                              COMMON     IN EXCESS     RETAINED      TREASURY
                                              STOCK       OF PAR       EARNINGS        STOCK         TOTAL
                                             --------   -----------   -----------   -----------   ------------
BALANCE -- January 29, 1994................  $122,000   $27,253,000   $31,557,000   $(1,065,000)  $ 57,867,000
  Net earnings.............................        --            --    12,108,000            --     12,108,000
  Common stock issued in public offering --
    810,000 shares.........................     5,000    14,495,000            --            --     14,500,000
  Common stock issued upon exercise of
    stock options -- 56,637 shares.........     1,000       192,000            --            --        193,000
  Common stock withheld to satisfy tax
    withholding liabilities of
    optionees -- 21,321 shares.............        --      (398,000)           --            --       (398,000)
  Tax benefit recognized upon exercise of
    stock options..........................        --       309,000            --            --        309,000
  Treasury stock issued to profit sharing
    plan -- 20,756 shares..................        --       233,000            --       132,000        365,000
                                             --------   -----------   -----------   -----------   ------------
BALANCE -- January 28, 1995................   128,000    42,084,000    43,665,000      (933,000)    84,944,000
  Net earnings.............................        --            --    16,508,000            --     16,508,000
  Common stock issued in public offering --
    1,725,000 shares.......................    11,000    34,657,000            --            --     34,668,000
  Stock dividend -- 50%....................    69,000       (69,000)           --            --             --
  Common stock issued upon exercise of
    stock options -- 118,319 shares........     1,000       456,000            --            --        457,000
  Common stock withheld to satisfy tax
    withholding liabilities of
    optionees -- 42,356 shares.............        --      (692,000)           --            --       (692,000)
  Tax benefit recognized upon exercise of
    stock options..........................        --       576,000            --            --        576,000
  Treasury stock issued to profit sharing
    plan -- 33,708 shares..................        --       287,000            --       213,000        500,000
                                             --------   -----------   -----------   -----------   ------------
BALANCE -- February 3, 1996................   209,000    77,299,000    60,173,000      (720,000)   136,961,000
  Net earnings.............................        --            --    21,143,000            --     21,143,000
  Common stock issued upon exercise of
    stock options -- 123,058 shares........     1,000       713,000            --            --        714,000
  Common stock withheld to satisfy tax
    withholding liabilities of
    optionees -- 43,538 shares.............        --    (1,415,000)           --            --     (1,415,000)
  Tax benefit recognized upon exercise of
    stock options..........................        --     1,101,000            --            --      1,101,000
  Treasury stock issued to profit sharing
    plan -- 22,124 shares..................        --       484,000            --       141,000        625,000
                                             --------   -----------   -----------   -----------   ------------
BALANCE -- February 1, 1997................  $210,000   $78,182,000   $81,316,000   $  (579,000)  $159,129,000
                                             ========   ===========   ===========   ===========   ============

                See notes to consolidated financial statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE YEARS ENDED JANUARY 28, 1995,
                     FEBRUARY 3, 1996 AND FEBRUARY 1, 1997

                                                          1994           1995           1996
                                                      ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings......................................  $ 12,108,000   $ 16,508,000   $ 21,143,000
  Adjustments to reconcile net earnings to net cash
     provided by (used in) operating activities:
     Depreciation and amortization..................     7,088,000      9,436,000     12,563,000
     Deferred tax provision (benefit)...............      (300,000)       381,000     (1,093,000)
     Increase in inventories........................   (30,268,000)   (28,609,000)   (27,343,000)
     (Increase) decrease in other current assets....    (1,419,000)       425,000     (3,083,000)
     Increase in accounts payable and accrued
       expenses.....................................     7,616,000      7,836,000     13,138,000
     Increase (decrease) in income taxes payable....      (232,000)     2,742,000      4,019,000
     Increase in other liabilities..................       797,000        717,000        455,000
                                                      ------------   ------------   ------------
          Net cash provided by (used in) operating
            activities..............................    (4,610,000)     9,436,000     19,799,000
                                                      ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures..............................   (23,736,000)   (22,538,000)   (26,222,000)
  Investment in trademarks, tradenames and other
     intangibles....................................            --             --    (11,972,000)
                                                      ------------   ------------   ------------
          Net cash used in investing
            activities..............................   (23,736,000)   (22,538,000)   (38,194,000)
                                                      ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock............    14,693,000     35,125,000        714,000
  Bank borrowings...................................    43,750,000     46,820,000     18,750,000
  Principal payments on bank debt...................   (29,250,000)   (66,070,000)   (23,000,000)
  Net proceeds from debt offering...................            --             --     55,500,000
  Principal payments under capital lease
     obligations....................................      (826,000)      (763,000)      (588,000)
  Tax payments related to options exercised.........      (398,000)      (692,000)    (1,415,000)
                                                      ------------   ------------   ------------
          Net cash provided by financing
            activities..............................    27,969,000     14,420,000     49,961,000
                                                      ------------   ------------   ------------
INCREASE (DECREASE) IN CASH.........................      (377,000)     1,318,000     31,566,000
CASH:
  Beginning of period...............................     1,606,000      1,229,000      2,547,000
                                                      ------------   ------------   ------------
  End of period.....................................  $  1,229,000   $  2,547,000   $ 34,113,000
                                                      ============   ============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest..........................................  $  1,570,000   $  2,788,000   $  2,145,000
                                                      ============   ============   ============
  Income taxes......................................  $  9,249,000   $  8,474,000   $ 11,919,000
                                                      ============   ============   ============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
  Additional paid in capital resulting from tax
     benefit recognized upon exercise of stock
     options........................................  $    309,000   $    576,000   $  1,101,000
                                                      ============   ============   ============
  Treasury stock contributed to profit sharing
     plan...........................................  $    365,000   $    500,000   $    625,000
                                                      ============   ============   ============

                See notes to consolidated financial statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Business -- The Men's Wearhouse, Inc. (the Company) is an off-price specialty retailer of men's tailored business attire. The Company follows the standard fiscal year of the retail industry, which is a 52-53 week period ending on the Saturday closest to January 31. Fiscal year 1994 ended on January 28, 1995, fiscal year 1995 ended on February 3, 1996, and fiscal year 1996 ended on February 1, 1997; each of these fiscal years included 52 weeks, except for 1995 which was a 53 week year.

     Principles of Consolidation -- The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

     Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents -- For purposes of the statement of cash flows, the Company considers all highly liquid investments with maturities of three months or less as cash equivalents.

     Inventories -- Inventories are valued at the lower of cost or market, with cost determined on the retail first-in, first-out (FIFO) method.

     Property and Equipment -- Property and equipment are stated at cost. Normal repairs and maintenance costs are charged to earnings as incurred and additions and major improvements are capitalized. The cost of assets retired or otherwise disposed of and the related allowances for depreciation are eliminated from the accounts in the year of disposal and the resulting gain or loss is credited or charged to earnings.

     The Company provides for depreciation by the straight-line method over the estimated useful lives of the assets as follows:

Leasehold improvements......................................      8 years
Furniture, fixtures and equipment...........................    3-8 years
Buildings...................................................  20-25 years

     New Store Costs -- Promotion and other costs associated with the opening of new stores are expensed as incurred.

     Stock Based Compensation -- As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), the Company continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized for the Company's employee stock option plans. The disclosure only provisions of SFAS No. 123 have been included in Note 5 of Notes to Consolidated Financial Statements.

     Derivative Financial Instruments -- The Company enters into foreign currency forward exchange contracts to hedge against foreign exchange risks associated with certain firmly committed, and certain other probable, but not firmly committed inventory purchase transactions that are denominated in a foreign currency. Gains and losses associated with these contracts are accounted for as part of the underlying inventory purchase transactions.

     Earnings per Share -- Net earnings per share of common stock are based on the weighted average number of shares of common stock and common stock equivalents outstanding during each fiscal period. Common stock options are the only common stock equivalents and have been included in the computation of

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES net earnings per share based on the number of shares issuable upon exercise of the options granted less the number of common shares that are assumed to be purchased at their estimated fair value.

     As discussed in Note 5, in 1994 and 1995, the Company sold shares of common stock and in 1995 declared a stock split effected as a 50% stock dividend. The weighted average number of shares outstanding consider the shares sold from the date of closing of each transaction. All applicable share and per share data in the consolidated financial statements and related notes give retroactive effect to the stock split.

2.  ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                            FEBRUARY 3,    FEBRUARY 1,
                                                               1996           1997
                                                            -----------    -----------
Sales, payroll and property tax payable...................  $ 3,492,000    $ 4,275,000
Accrued salary, bonus and vacation........................    6,201,000      7,047,000
Other.....................................................    6,814,000     13,420,000
                                                            -----------    -----------
          Total...........................................  $16,507,000    $24,742,000
                                                            ===========    ===========

3.  LONG-TERM DEBT

     The Company entered into a second amended and restated Credit Agreement with its bank group that became effective on June 30, 1995. The Credit Agreement provides for borrowings under two separate revolving facilities of up to $100 million through June 30, 1998 and may be extended for a maximum of two years subject to approval of all of the banks. The first facility allows the Company to borrow up to $75 million and the second facility, which can be activated and deactivated at the discretion of the Company, allows the Company to borrow up to $25 million. On June 30, 1998 (subject to extension as discussed above), the Company may convert all amounts then outstanding under the revolvers to a term loan that is payable in equal quarterly principal installments (based on a five-year amortization schedule) and matures at the end of three years (June 30, 2003, assuming extensions). As of February 1, 1997, there were no borrowings under the Credit Agreement and letters of credit with an aggregate undrawn balance of $3.4 million issued on the Company's behalf were outstanding. As of February 3, 1996, borrowings were $4,250,000 with interest at 8.25%.

     Advances under the Credit Agreement bear interest at a rate per annum equal to, at the Company's option, (i) the bank's prime rate or (ii) the reserve adjusted LIBOR rate plus an interest rate margin varying between 1.00% to 1.50%. The Credit Agreement provides for facility fees applicable to commitments under each facility of (i) .125% with respect to the first facility and (ii) .1875% with respect to the second facility during periods in which it is activated or
 .0625% with respect to periods in which it is not activated. Total commitment fees related to the Credit Agreement were $86,000 in 1994, $101,000 in 1995 and $133,000 in 1996.

     The Credit Agreement contains certain restrictive and financial covenants, including a requirement to maintain a minimum amount of Consolidated Tangible Net Worth (as defined in the Credit Agreement). The Credit Agreement also specifies that for 30-day periods that include the last day of each fiscal year during the revolving period, amounts drawn under the revolving credit facility cannot exceed $60 million. The Company is also required to maintain certain debt to equity, cash flow and current ratios and must keep its average store inventories below certain specified amounts. In addition, the Company is prohibited, subject to certain exceptions, from incurring additional indebtedness (including capital leases) or creating liens, making certain Restricted Payments (as defined in the Credit Agreement), making Investments (as defined in the Credit Agreement) and paying dividends on the Common Stock, other than in shares of Common Stock. The Credit Agreement also permits but has certain limitations regarding the Company's ability to merge or consolidate

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES with another company, sell or dispose of its property, make acquisitions, issue options or enter into transactions with affiliates. As of February 1, 1997 the Company was in compliance with the covenants in the Credit Agreement.

     In March 1996, the Company sold $57.5 million of 5 1/4% Convertible Subordinated Notes (the "Notes") due 2003. A portion of the net proceeds from the Notes was used to repay outstanding indebtedness under the Credit Agreement. The Notes are convertible at any time through March 1, 2003, unless previously redeemed into Common Stock at a conversion price of $34.125 per share. Interest on the Notes is payable semi-annually on March 1 and September 1 of each year. The Notes are redeemable at the option of the Company, in whole or in part, on or after March 1, 1998 initially at 103.5% of the face amount and thereafter at prices declining to 100% at maturity. As of February 1, 1997, the quoted market price for the Notes was 103 3/4.

4.  INCOME TAXES

     The provision for income taxes consists of the following:

                                                             FISCAL YEAR
                                               ----------------------------------------
                                                  1994          1995           1996
                                               ----------    -----------    -----------
Current tax expense:
  Federal....................................  $7,346,000    $ 9,266,000    $13,410,000
  State......................................   1,457,000      1,933,000      2,528,000
Deferred tax expense (benefit):
  Current....................................    (646,000)    (1,007,000)    (1,750,000)
  Noncurrent.................................     346,000      1,388,000        657,000
                                               ----------    -----------    -----------
          Total..............................  $8,503,000    $11,580,000    $14,845,000
                                               ==========    ===========    ===========

     A reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

                                                                  FISCAL YEAR
                                                              --------------------
                                                              1994    1995    1996
                                                              ----    ----    ----
Statutory rate..............................................   35%     35%     35%
State income taxes, net of federal benefit..................    5       4       5
Other.......................................................    1       2       1
                                                               --      --      --
                                                               41%     41%     41%
                                                               ==      ==      ==

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

     At February 3, 1996, the Company had net deferred tax assets of $126,000 with $1,726,000 classified as other current assets and $1,600,000 classified as other liabilities (noncurrent). At February 1, 1997, the Company had net deferred tax assets of $1,219,000 with $3,476,000 classified as other current assets and $2,257,000 classified as other liabilities (noncurrent). No valuation allowance was required for the deferred tax assets. Total deferred tax assets and liabilities and the related temporary differences as of February 3, 1996 and February 1, 1997 were as follows:

                                                    FEBRUARY 3,    FEBRUARY 1,
                                                       1996           1997
                                                    -----------    -----------
Deferred tax assets:
  Accrued rent and other expenses.................  $ 1,929,000    $ 3,400,000
  Accrued compensation............................      992,000        683,000
  Accrued markdowns...............................      985,000      1,356,000
  Other...........................................      475,000        557,000
                                                    -----------    -----------
                                                      4,381,000      5,996,000
                                                    -----------    -----------
Deferred tax liabilities:
  Capitalized inventory costs.....................   (1,121,000)    (1,225,000)
  Property and equipment capitalization...........   (2,519,000)    (3,103,000)
  Different inventory cost method for tax.........     (270,000)            --
  Other...........................................     (345,000)      (449,000)
                                                    -----------    -----------
                                                     (4,255,000)    (4,777,000)
                                                    -----------    -----------
Net deferred tax assets...........................  $   126,000    $ 1,219,000
                                                    ===========    ===========

5.  CAPITAL STOCK, STOCK OPTIONS AND BENEFIT PLANS

     In April 1994 and August 1995 the Company sold 810,000 shares and 1,725,000 shares of common stock, respectively, with net proceeds to the Company of $14,500,000 and $34,668,000, respectively. In addition the Board of Directors took action to cause a 3-for-2 stock split in November 1995 effected in the form of a 50% stock dividend.

     In connection with an employment agreement entered into in January 1991 with an officer, that officer was granted options on February 25, 1991, to acquire 531,135 shares of common stock of the Company at a price of $2.35 per share. Among other things, the employment agreement provides that upon the exercise of any of these options, the Company will pay the officer an amount which, after the payment of income taxes by the officer on such amount, will equal the $2.35 per share purchase price for the shares purchased upon exercise of the options. The Company recognizes compensation expense as the options vest. The officer exercised 44,262 options in 1994, 73,769 options in 1995 and 73,768 options in 1996. On February 3, 1997 the officer exercised 73,769 options that vested on January 31, 1997.

     In 1992, the Company adopted the 1992 Stock Option Plan (1992 Plan) which, as amended, provides for the grant of options to purchase up to 714,338 shares of the Company's common stock to full-time key employees (excluding certain officers). In 1996, the Company adopted the 1996 Stock Option Plan (1996 Plan), which provides for the grant of options to purchase up to 750,000 shares of the Company's common stock to full-time key employees (excluding certain officers) of the Company. The 1996 Plan will expire at the end of ten years and no option may be granted pursuant to the 1996 Plan after the expiration date. The Company also adopted a Non-Employee Director Stock Option Plan (Director Plan) which, as amended, provides for the grant of options to purchase up to 45,000 shares of the Company's common stock to non-employee directors of the Company. Options granted under these plans must be exercised within ten years of the date of grant. Generally, options granted under the 1992 Plan and the 1996 Plan will vest at the rate of 1/3 of the shares covered by the grant on each of the first three anniversaries of the date of grant and may not be

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES issued at a price less than 50% of the fair market value of the Company's stock on the date of grant. However, approximately 68% of the options for the 355,250 shares granted on January 6, 1997 under the 1996 Plan will vest annually in equal increments over a period from four to ten years. Options granted under the Director Plan vest one year after the date of grant and will be issued at a price equal to the fair market value of the Company's stock on the date of grant.

     The following table is a summary of the Company's stock option activity:

                                              SHARES UNDER    WEIGHTED AVERAGE      OPTIONS
                                                 OPTION        EXERCISE PRICE     EXERCISABLE
                                              ------------    ----------------    -----------
Balance, January 29, 1994...................     646,089           $ 6.85            79,163
                                                                  =======           =======
  Granted...................................     107,025            14.93
  Exercised.................................     (56,637)            3.40
  Forfeited.................................      (9,637)            8.75
                                                --------
Balance, January 28, 1995...................     686,840           $ 8.35           129,300
                                                                  =======           =======
  Granted...................................     133,675            21.85
  Exercised.................................    (118,319)            3.97
  Forfeited.................................      (7,650)           13.48
                                                --------
Balance, February 3, 1996...................     694,546           $11.64           318,352
                                                                  =======           =======
  Granted...................................     362,000            23.67
  Exercised.................................    (123,058)            5.24
  Forfeited.................................      (3,025)           17.79
                                                --------
Balance, February 1, 1997...................     930,463           $17.15           346,288
                                                ========          =======           =======

     Grants of stock options outstanding as of February 1, 1997 are summarized as follows:

                             OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                    -------------------------------------   -----------------------
                                   WEIGHTED-
                                    AVERAGE     WEIGHTED-                 WEIGHTED-
                                   REMAINING     AVERAGE                   AVERAGE
RANGE OF EXERCISE                 CONTRACTUAL   EXERCISE                  EXERCISE
     PRICES            TOTAL         LIFE         PRICE        TOTAL        PRICE
-----------------   -----------   -----------   ---------   -----------   ---------
$   2.35 to  8.00     219,311      5.2 years     $ 5.83       185,561      $ 5.43
  8.0001 to 14.83     217,477      7.4 years      14.83       151,227       14.83
 14.8334 to 26.63     493,675      9.6 years      23.20         9,500       21.57
                      -------                    ------       -------      ------
$   2.35 to 26.63     930,463                    $17.15       346,288      $ 9.98
                      =======                    ======       =======      ======

     As of February 1, 1997, 549,354 options were available for grant under existing plans and 1,479,817 shares of common stock were reserved for future issuance, of which 750,000 shares pertain to the 1996 Plan.

     The difference between the option price and the fair market value of the Company's common stock on the dates that options for 56,637, 118,319 and 123,058 shares of common stock were exercised during 1994, 1995 and 1996, respectively, resulted in a tax benefit to the Company of $309,000 in 1994, $576,000 in 1995 and $1,101,000 in 1996, which has been recognized as additional capital in excess of par. In addition, the Company withheld 21,321 shares, 42,356 shares and 43,538 shares, respectively, of such common stock for withholding payments made to satisfy the optionees' income tax liabilities resulting from the exercises.

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's pro forma net earnings and earnings per share would have been $11,844,000 and $0.62 per share, $16,127,000 and $0.80 per share and $20,586,000 and $0.97 per share for 1994, 1995, and 1996, respectively.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

                                                              1994     1995     1996
                                                              -----    -----    -----
Dividend yield..............................................     NA       NA       NA
Expected volatility.........................................  49.83%   49.84%   50.91%
Risk-free interest rate (U.S. Treasury 5 year notes)........   6.34%    6.37%    6.21%
Expected lives (years)......................................      5        5        5

     The Company has a profit sharing plan, in the form of an employee stock plan, which covers all eligible employees, and an employee tax-deferred savings plan. Contributions to the profit sharing plan are made at the discretion of the Board of Directors. During 1994, 1995 and 1996, contributions charged to operations were $500,000, $625,000 and $1,000,000, respectively. The Company also has an Employee Stock Purchase Plan which allows employees to authorize after-tax payroll deductions to be used for the purchase of the Company's common stock in the open market. The Company makes no contributions to this plan but pays all brokerage, service and other costs incurred.

6.  COMMITMENTS AND CONTINGENCIES

     The Company leases retail business locations, office and warehouse facilities, computer equipment and automotive equipment under operating leases expiring in various years through 2015. Rent expense for fiscal 1994, 1995 and 1996 was $16,840,000, $21,712,000 and $26,905,000, respectively, and includes contingent rentals of $465,000, $354,000 and $335,000, respectively.

     Minimum future rental payments under noncancelable operating leases as of February 1, 1997 for each of the next five years and in the aggregate are as follows:

                        FISCAL YEAR                              AMOUNT
                        -----------                           ------------
1997........................................................  $ 32,611,000
1998........................................................    30,464,000
1999........................................................    26,497,000
2000........................................................    21,963,000
2001........................................................    19,163,000
Thereafter..................................................    60,792,000
                                                              ------------
               Total........................................  $191,490,000
                                                              ============

     Leases on retail business locations specify minimum rentals plus common area maintenance charges and possible additional rentals based upon percentages of sales. Most of the retail business location leases provide for renewal options at rates specified in the leases. In the normal course of business, these leases are generally renewed or replaced by other leases.

     The Company is a defendant in various lawsuits and subject to various claims and proceedings encountered in the normal conduct of its business. In the opinion of management, any uninsured losses that might arise from these lawsuits and proceedings would not have a material adverse effect on the business or consolidated financial position of the Company.

     The Company routinely enters into inventory purchase commitments that are denominated in a foreign currency. To protect against currency exchange risks associated with certain firmly committed and certain

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES other probable, but not firmly committed inventory transactions, the Company enters into foreign currency forward exchange contracts. At February 1, 1997, the Company held forward exchange contracts with notional amounts totaling $17.6 million. All such contracts expire within 24 months. Gains and losses associated with these contracts are accounted for as part of the underlying inventory purchase transactions. The fair value of the forward exchange contracts is estimated by comparing the cost (U.S. dollars) of the foreign currency to be purchased under the contracts using the exchange rates obtained under the contracts (adjusted for forward points) to the cost using the spot rate at year-end. At February 1, 1997, the contracts outstanding had a fair value of $0.3 million in excess of their notional value.

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

7.  ACQUISITIONS

     In November 1996, Value Priced Clothing ("VPC") was organized under the laws of California as a wholly-owned subsidiary of the Company for the purpose of acquiring assets of C&R Clothiers, Inc. ("C&R"), a privately-held retailer of men's tailored clothing operating stores in Southern California. In January, 1997, the Company and VPC entered into an asset purchase agreement with C&R and other parties for approximately $12 million. Under the agreement, VPC acquired 17 C&R stores in Southern California and C&R's existing inventory and entered into a lease for C&R's distribution center in Culver City, California. The new chain will be used to attract the more price-sensitive clothing customer. Additionally, the Company acquired various trademarks, tradenames and other intangibles aggregating $12.0 million during 1996.

8.  QUARTERLY RESULTS OF OPERATIONS (Unaudited)

     The Company's consolidated results of operations by quarter for the 1995 and 1996 fiscal years are presented below. These quarterly results of operations reflect all adjustments, consisting only of normal, recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

                                                                   1995
                                    ------------------------------------------------------------------
                                    FIRST QUARTER    SECOND QUARTER    THIRD QUARTER    FOURTH QUARTER
                                    -------------    --------------    -------------    --------------
Net sales.........................  $ 81,355,000      $85,714,000      $ 92,864,000      $146,410,000
Gross margin......................    30,436,000       33,640,000        35,514,000        58,025,000
Net earnings......................     2,026,000        2,951,000         3,046,000         8,485,000
Net earnings per share of
  common stock....................  $       0.11      $      0.15      $       0.15      $       0.40

                                                                   1996
                                    ------------------------------------------------------------------
                                    FIRST QUARTER    SECOND QUARTER    THIRD QUARTER    FOURTH QUARTER
                                    -------------    --------------    -------------    --------------
Net sales.........................  $103,697,000      $98,885,000      $110,276,000      $170,689,000
Gross margin......................    38,962,000       38,962,000        42,505,000        67,937,000
Net earnings......................     3,109,000        4,009,000         3,744,000        10,281,000
Net earnings per share of
  common stock....................  $       0.15      $      0.19      $       0.18      $       0.49

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this item is incorporated by reference from the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on June 18, 1997.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item is incorporated by reference from the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on June 18, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is incorporated by reference from the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on June 18, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is incorporated by reference from the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on June 18, 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A) 1. FINANCIAL STATEMENTS

     The following consolidated financial statements of The Men's Wearhouse, Inc. and its subsidiaries are included in Part II, Item 8.

Independent Auditors' Report................................   18
Consolidated Balance Sheets -- February 3, 1996 and February
  1, 1997...................................................   19
Consolidated Statements of Earnings -- Years ended January
  28, 1995, February 3, 1996 and February 1, 1997...........   20
Consolidated Statements of Shareholders' Equity -- Years
  ended January 28, 1995, February 3, 1996 and February 1,
  1997......................................................   21
Consolidated Statements of Cash Flows -- Years ended January
  28, 1995, February 3, 1996 and February 1, 1997...........   22
Notes to Consolidated Financial Statements..................   23

     2. FINANCIAL STATEMENT SCHEDULES

     All such schedules are omitted because they are not applicable or because the required information is included in the Consolidated Financial Statements or Notes thereto.

     3. EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           3.1           -- Restated Articles of Incorporation (incorporated by
                            reference from Exhibit 3.1 to the Registrant's Quarterly
                            Report on Form 10-Q for the Quarter ended July 30, 1994).
           3.2           -- By-laws, as amended.
           4.1           -- Restated Articles of Incorporation (included as Exhibit
                            3.1).
           4.2           -- By-laws (included as Exhibit 3.2).
           4.3           -- Form of Common Stock certificate (incorporated by
                            reference from Exhibit 4.3 to the Registrant's
                            Registration Statement on Form S-1 (Registration No. 33-
                            45949)).
          *4.4           -- Employment Agreement dated as of January 31, 1991, by and between the Company and David H. Edwab, including the
                            First Amendment thereto dated as of September 30, 1991
                            (incorporated by reference from Exhibit 4.4 to the
                            Registrant's Registration Statement on Form S-1
                            (Registration No. 33-45949)).
          *4.5           -- Second Amendment effective as of January 1, 1993, to
                            Employment Agreement dated as of January 31, 1991, by and
                            between the Company and David H. Edwab (incorporated by
                            reference from Exhibit 4.5 to the Registrant's
                            Registration Statement on Form S-1 (Registration No.
                            33-60516)).
          *4.6           -- Second [sic] Amendment dated as of April 12, 1994, to
                            Employment Agreement dated as of January 31, 1991
                            (incorporated by reference to Exhibit 4.6 to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended January 28, 1995).
          *4.7           -- Option Issuance Agreement dated as of September 30, 1991, by and between the Company and David H. Edwab
                            (incorporated by reference from Exhibit 4.5 to the
                            Registrant's Registration Statement on Form S-1
                            (Registration No. 33-45949)).
          *4.8           -- First Amendment to Option Issuance Agreement dated April
                            22, 1992, but effective as of September 30, 1991
                            (incorporated by reference from Exhibit 4.7 to the
                            Registrant's Registration Statement on Form S-8
                            (Registration No. 33-48109)).
          *4.9           -- Second Amendment to Option Issuance Agreement dated
                            effective as of January 1, 1993 (incorporated by
                            reference from Exhibit 4.8 to the Registrant's
                            Registration Statement on Form S-1 (Registration No.
                            33-60516)).
          *4.10          -- First [sic] Amendment to Option Issuance Agreement dated as of April 12, 1994 (incorporated by reference to
                            Exhibit 4.10 to the Company's Annual Report on Form 10-K
                            for the fiscal year ended January 28, 1995).
           4.11          -- Indenture dated March 1, 1996, between the Company and
                            Texas Commerce Bank National Association, as trustee
                            including Form of Note (incorporated by reference from
                            Exhibit 4.1 to the Registrant's Quarterly Report on Form
                            10-Q for the Quarter ended May 4, 1996).
         *10.1           -- Employment Agreement dated as of January 31, 1991,
                            including the First Amendment thereto dated as of
                            September 30, 1991 by and between the Company and David
                            H. Edwab (included as Exhibit 4.4).
         *10.2           -- Second Amendment effective as of January 1, 1993, to
                            Employment Agreement dated as of January 31, 1991, by and
                            between the Company and David H. Edwab (included as
                            Exhibit 4.5).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         *10.3           -- Second [sic] Amendment dated as of April 12, 1994, to
                            Employment Agreement dated as of January 31, 1991
                            (incorporated by reference to Exhibit 4.6 to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended January 28, 1995).
         *10.4           -- Option Issuance Agreement dated as of September 30, 1991, by and between the Company and David H. Edwab (included
                            as Exhibit 4.7).
         *10.5           -- First Amendment to Option Issuance Agreement dated April
                            22, 1992, but effective as of September 30, 1991
                            (included as Exhibit 4.8).
         *10.6           -- Second Amendment to Option Issuance Agreement dated
                            effective as of January 1, 1993 (included as Exhibit
                            4.9).
         *10.7           -- First [sic] Amendment to Option Issuance Agreement dated as of April 12, 1994 (incorporated by reference to
                            Exhibit 4.10 to the Company's Annual Report on Form 10-K
                            for the fiscal year ended January 28, 1995).
         *10.8           -- 1992 Stock Option Plan (incorporated by reference from
                            Exhibit 10.5 to the Registrant's Registration Statement
                            on Form S-1 (Registration No. 33-45949)).
         *10.9           -- First Amendment to 1992 Stock Option Plan (incorporated by reference from Exhibit 10.9 to the Registrant's
                            Registration Statement on Form S-1 (Registration No.
                            33-60516)).
         *10.10          -- Non-Employee Director Stock Option Plan (incorporated by reference from Exhibit 10.7 to the Registrant's
                            Registration Statement on Form S-1 (Registration No.
                            33-45949)).
         *10.11          -- First Amendment to Non-Employee Director Stock Option
                            Plan (incorporated by reference from Exhibit 10.16 to the
                            Registrant's Registration Statement on Form S-1
                            (Registration No. 33-45949)).
          10.12          -- Commercial Lease dated September 1, 1995, by and between the Company and Zig Zag, A Joint Venture (incorporated by
                            reference from Exhibit 10.1 to the Registrant's Quarterly
                            Report on Form 10-Q for the Quarter ended May 4, 1996).
          10.13          -- Commercial Lease dated April 5, 1989, by and between the
                            Company and Preston Road Partnership (incorporated by
                            reference from Exhibit 10.10 to the Registrant's
                            Registration Statement on Form S-1 (Registration No.
                            33-45949)).
         *10.14          -- Stock Agreement dated as of March 23, 1992, between the
                            Company and George Zimmer (incorporated by reference from
                            Exhibit 10.13 to the Registrant's Registration Statement
                            on Form S-1 (Registration No. 33-45949)).
         *10.15          -- Split-Dollar Agreement and related Split-Dollar
                            Collateral Assignment dated November 25, 1994 between the
                            Company, George Zimmer and David Edwab, Co-Trustee of the
                            Zimmer 1994 Irrevocable Trust (incorporated by reference
                            to Exhibit 10.20 to the Company's Annual Report on Form
                            10-K for the fiscal year ended January 28, 1995).
          10.16          -- Second Amended and Restated Credit Agreement dated as of
                            March 14, 1995, by and among the Company, NationsBank
                            N.A. of Texas, N.A., as Agent, and NationsBank of Texas,
                            N.A., Union Bank and Wells Fargo Bank, N.A. (incorporated
                            by reference to Exhibit 10.2 to the Company's Annual
                            Report on Form 10-K for the fiscal year ended January 28,
                            1995).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.17          -- First Amendment to Second Amended and Restated Credit
                            Agreement dated as of August 5, 1996, by and among the
                            Company, NationsBank N.A. of Texas, N.A., as Agent, and
                            NationsBank of Texas, N.A., Union Bank and Wells Fargo
                            Bank, N.A. (incorporated by reference from Exhibit 10.1
                            to the Registrant's Quarterly Report on Form 10-Q for the
                            Quarter ended August 3, 1996).
          10.18          -- Second Amendment to Second Amended and Restated Credit
                            Agreement dated as of November 8, 1996, by and among the
                            Company, NationsBank N.A. of Texas, N.A., as Agent, and
                            NationsBank of Texas, N.A., Union Bank and Wells Fargo
                            Bank, N.A.
         *10.19          -- 1996 Stock Option Plan (incorporated by reference from
                            Exhibit 10.2 to the Registrant's Quarterly Report on Form
                            10-Q for the Quarter ended August 3, 1996).
         *10.20          -- Second Amendment to Non-Employee Director Stock Option
                            Plan (incorporated by reference to Exhibit 10.3 to the
                            Registrant's Quarterly Report on Form 10-Q for the
                            Quarter ended August 3, 1996).
          10.21          -- Indenture dated March 1, 1996, between the Company and
                            Texas Commerce Bank National Association, as trustee
                            (included as exhibit 4.12).
          11.1           -- Statement of Computation of Net Earnings Per Share.
          21.1           -- Subsidiaries of the Company.
          23.1           -- Consent of Deloitte & Touche LLP , independent auditors.
          27.1           -- Financial Data Schedule.

---------------

* Management Compensation or Incentive Plan

     As permitted by Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant has not filed with this Annual Report on Form 10-K certain instruments defining the rights of holders of long-term debt of the Registrant and its subsidiaries because the total amount of securities authorized under any of such instruments does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant agrees to furnish a copy of any such agreements to the Securities and Exchange Commission upon request.

     The Company will furnish a copy of any exhibit described above to any beneficial holder of its securities upon receipt of a written request therefor, provided that such request sets forth a good faith representation that, as of the record date for the Company's 1996 Annual Meeting of Shareholders, such beneficial holder is entitled to vote at such meeting, and provided further that such holder pays to the Company a fee compensating the Company for its reasonable expenses in furnishing such exhibits.

     (B) REPORTS ON FORM 8-K.

     There were no reports filed by the Company on Form 8-K during the fourth quarter period ended February 1, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            THE MEN'S WEARHOUSE, INC.

                                            By       /s/ GEORGE ZIMMER
                                             -----------------------------------
                                                        George Zimmer
                                                  Chairman of the Board and
                                                   Chief Executive Officer

Dated: April 29, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

                      SIGNATURE                                      TITLE                        DATE
                      ---------                                      -----                        ----

                  /s/ GEORGE ZIMMER                    Chairman of the Board, Chief          April 29, 1997
-----------------------------------------------------  Executive Officer and Director
                    George Zimmer

                   /s/ DAVID EDWAB                     President, Treasurer and Director     April 29, 1997
-----------------------------------------------------
                     David Edwab

                 /s/ GARY G. CKODRE                    Vice President -- Finance and         April 29, 1997
-----------------------------------------------------  Principal Financial and Accounting
                   Gary G. Ckodre                      Officer

               /s/ RICHARD E. GOLDMAN                  Executive Vice President and          April 29, 1997
-----------------------------------------------------  Director
                 Richard E. Goldman

                /s/ ROBERT E. ZIMMER                   Senior Vice President -- Real         April 29, 1997
-----------------------------------------------------  Estate and Director
                  Robert E. Zimmer

                 /s/ JAMES E. ZIMMER                   Senior Vice President --              April 29, 1997
-----------------------------------------------------  Merchandising and Director
                   James E. Zimmer

                  /s/ HARRY M. LEVY                    Senior Vice President -- Planning     April 29, 1997
-----------------------------------------------------  and Systems, Chief Information
                    Harry M. Levy                      Officer and Director

                 /s/ RINALDO BRUTOCO                   Director                              April 29, 1997
-----------------------------------------------------
                   Rinaldo Brutoco

                 /s/ MICHAEL L. RAY                    Director                              April 29, 1997
-----------------------------------------------------
                   Michael L. Ray

                /s/ SHELDON I. STEIN                   Director                              April 29, 1997
-----------------------------------------------------
                  Sheldon I. Stein

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------

           3.1           -- Restated Articles of Incorporation (incorporated by
                            reference from Exhibit 3.1 to the Registrant's Quarterly
                            Report on Form 10-Q for the Quarter ended July 30, 1994).
           3.2           -- By-laws, as amended.
           4.1           -- Restated Articles of Incorporation (included as Exhibit
                            3.1).
           4.2           -- By-laws (included as Exhibit 3.2).
           4.3           -- Form of Common Stock certificate (incorporated by
                            reference from Exhibit 4.3 to the Registrant's
                            Registration Statement on Form S-1 (Registration No. 33-
                            45949)).
          *4.4           -- Employment Agreement dated as of January 31, 1991, by and between the Company and David H. Edwab, including the
                            First Amendment thereto dated as of September 30, 1991
                            (incorporated by reference from Exhibit 4.4 to the
                            Registrant's Registration Statement on Form S-1
                            (Registration No. 33-45949)).
          *4.5           -- Second Amendment effective as of January 1, 1993, to
                            Employment Agreement dated as of January 31, 1991, by and
                            between the Company and David H. Edwab (incorporated by
                            reference from Exhibit 4.5 to the Registrant's
                            Registration Statement on Form S-1 (Registration No.
                            33-60516)).
          *4.6           -- Second [sic] Amendment dated as of April 12, 1994, to
                            Employment Agreement dated as of January 31, 1991
                            (incorporated by reference to Exhibit 4.6 to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended January 28, 1995).
          *4.7           -- Option Issuance Agreement dated as of September 30, 1991, by and between the Company and David H. Edwab
                            (incorporated by reference from Exhibit 4.5 to the
                            Registrant's Registration Statement on Form S-1
                            (Registration No. 33-45949)).
          *4.8           -- First Amendment to Option Issuance Agreement dated April
                            22, 1992, but effective as of September 30, 1991
                            (incorporated by reference from Exhibit 4.7 to the
                            Registrant's Registration Statement on Form S-8
                            (Registration No. 33-48109)).
          *4.9           -- Second Amendment to Option Issuance Agreement dated
                            effective as of January 1, 1993 (incorporated by
                            reference from Exhibit 4.8 to the Registrant's
                            Registration Statement on Form S-1 (Registration No.
                            33-60516)).
          *4.10          -- First [sic] Amendment to Option Issuance Agreement dated as of April 12, 1994 (incorporated by reference to
                            Exhibit 4.10 to the Company's Annual Report on Form 10-K
                            for the fiscal year ended January 28, 1995).
           4.11          -- Indenture dated March 1, 1996, between the Company and
                            Texas Commerce Bank National Association, as trustee
                            including Form of Note (incorporated by reference from
                            Exhibit 4.1 to the Registrant's Quarterly Report on Form
                            10-Q for the Quarter ended May 4, 1996).
         *10.1           -- Employment Agreement dated as of January 31, 1991,
                            including the First Amendment thereto dated as of
                            September 30, 1991 by and between the Company and David
                            H. Edwab (included as Exhibit 4.4).
         *10.2           -- Second Amendment effective as of January 1, 1993, to
                            Employment Agreement dated as of January 31, 1991, by and
                            between the Company and David H. Edwab (included as
                            Exhibit 4.5).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         *10.3           -- Second [sic] Amendment dated as of April 12, 1994, to
                            Employment Agreement dated as of January 31, 1991
                            (incorporated by reference to Exhibit 4.6 to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended January 28, 1995).
         *10.4           -- Option Issuance Agreement dated as of September 30, 1991, by and between the Company and David H. Edwab (included
                            as Exhibit 4.7).
         *10.5           -- First Amendment to Option Issuance Agreement dated April
                            22, 1992, but effective as of September 30, 1991
                            (included as Exhibit 4.8).
         *10.6           -- Second Amendment to Option Issuance Agreement dated
                            effective as of January 1, 1993 (included as Exhibit
                            4.9).
         *10.7           -- First [sic] Amendment to Option Issuance Agreement dated as of April 12, 1994 (incorporated by reference to
                            Exhibit 4.10 to the Company's Annual Report on Form 10-K
                            for the fiscal year ended January 28, 1995).
         *10.8           -- 1992 Stock Option Plan (incorporated by reference from
                            Exhibit 10.5 to the Registrant's Registration Statement
                            on Form S-1 (Registration No. 33-45949)).
         *10.9           -- First Amendment to 1992 Stock Option Plan (incorporated by reference from Exhibit 10.9 to the Registrant's
                            Registration Statement on Form S-1 (Registration No.
                            33-60516)).
         *10.10          -- Non-Employee Director Stock Option Plan (incorporated by reference from Exhibit 10.7 to the Registrant's
                            Registration Statement on Form S-1 (Registration No.
                            33-45949)).
         *10.11          -- First Amendment to Non-Employee Director Stock Option
                            Plan (incorporated by reference from Exhibit 10.16 to the
                            Registrant's Registration Statement on Form S-1
                            (Registration No. 33-45949)).
          10.12          -- Commercial Lease dated September 1, 1995, by and between the Company and Zig Zag, A Joint Venture (incorporated by
                            reference from Exhibit 10.1 to the Registrant's Quarterly
                            Report on Form 10-Q for the Quarter ended May 4, 1996).
          10.13          -- Commercial Lease dated April 5, 1989, by and between the
                            Company and Preston Road Partnership (incorporated by
                            reference from Exhibit 10.10 to the Registrant's
                            Registration Statement on Form S-1 (Registration No.
                            33-45949)).
         *10.14          -- Stock Agreement dated as of March 23, 1992, between the
                            Company and George Zimmer (incorporated by reference from
                            Exhibit 10.13 to the Registrant's Registration Statement
                            on Form S-1 (Registration No. 33-45949)).
         *10.15          -- Split-Dollar Agreement and related Split-Dollar
                            Collateral Assignment dated November 25, 1994 between the
                            Company, George Zimmer and David Edwab, Co-Trustee of the
                            Zimmer 1994 Irrevocable Trust (incorporated by reference
                            to Exhibit 10.20 to the Company's Annual Report on Form
                            10-K for the fiscal year ended January 28, 1995).
          10.16          -- Second Amended and Restated Credit Agreement dated as of
                            March 14, 1995, by and among the Company, NationsBank
                            N.A. of Texas, N.A., as Agent, and NationsBank of Texas,
                            N.A., Union Bank and Wells Fargo Bank, N.A. (incorporated
                            by reference to Exhibit 10.2 to the Company's Annual
                            Report on Form 10-K for the fiscal year ended January 28,
                            1995).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.17          -- First Amendment to Second Amended and Restated Credit
                            Agreement dated as of August 5, 1996, by and among the
                            Company, NationsBank N.A. of Texas, N.A., as Agent, and
                            NationsBank of Texas, N.A., Union Bank and Wells Fargo
                            Bank, N.A. (incorporated by reference from Exhibit 10.1
                            to the Registrant's Quarterly Report on Form 10-Q for the
                            Quarter ended August 3, 1996).
          10.18          -- Second Amendment to Second Amended and Restated Credit
                            Agreement dated as of November 8, 1996, by and among the
                            Company, NationsBank N.A. of Texas, N.A., as Agent, and
                            NationsBank of Texas, N.A., Union Bank and Wells Fargo
                            Bank, N.A.
         *10.19          -- 1996 Stock Option Plan (incorporated by reference from
                            Exhibit 10.2 to the Registrant's Quarterly Report on Form
                            10-Q for the Quarter ended August 3, 1996).
         *10.20          -- Second Amendment to Non-Employee Director Stock Option
                            Plan (incorporated by reference to Exhibit 10.3 to the
                            Registrant's Quarterly Report on Form 10-Q for the
                            Quarter ended August 3, 1996).
          10.21          -- Indenture dated March 1, 1996, between the Company and
                            Texas Commerce Bank National Association, as trustee
                            (included as exhibit 4.12).
          11.1           -- Statement of Computation of Net Earnings Per Share.
          21.1           -- Subsidiaries of the Company.
          23.1           -- Consent of Deloitte & Touche LLP , independent auditors.
          27.1           -- Financial Data Schedule.

---------------

* Management Compensation or Incentive Plan