Form 10-Q
period 1997-05-03
MENS WEARHOUSE INC
filed 1997-06-17
CIK 884217

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q


(x) Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended May 3, 1997.

( ) Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934 for the Transition Period from _________ to _________.


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

         Yes      x                    No
             ---------------              ------------------

As of June 11, 1997 there were 21,026,576 common shares, $.01 par value, of the registrant outstanding.

ITEM 1.    FINANCIAL STATEMENTS


                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                MAY 4,           MAY 3,          FEBRUARY 1,
ASSETS                                                           1996             1997             1997
                                                             -------------    -------------    -------------
                                                              (UNAUDITED)      (UNAUDITED)
CURRENT ASSETS:
           Cash                                              $  43,543,000    $  26,215,000    $  34,113,000
           Inventories                                         157,857,000      183,679,000      164,140,000
           Other current assets                                  5,920,000       10,087,000       10,051,000
                                                             -------------    -------------    -------------

           Total Current Assets                                207,320,000      219,981,000      208,304,000
                                                             -------------    -------------    -------------


PROPERTY AND EQUIPMENT, NET                                     59,186,000       74,002,000       71,022,000

OTHER ASSETS                                                     4,968,000       17,607,000       16,152,000
                                                             -------------    -------------    -------------

TOTAL                                                        $ 271,474,000    $ 311,590,000    $ 295,478,000
                                                             =============    =============    =============


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
           Accounts payable                                  $  50,643,000    $  59,509,000    $  38,089,000
           Accrued expenses                                     13,275,000       19,886,000       24,742,000
           Income taxes payable                                  2,153,000        2,992,000        8,194,000
           Other current liabilities                               616,000          284,000          442,000
                                                             -------------    -------------    -------------

           Total Current Liabilities                            66,687,000       82,671,000       71,467,000


LONG-TERM DEBT                                                  57,500,000       57,500,000       57,500,000
OTHER LIABILITIES                                                6,421,000        7,157,000        7,382,000
                                                             -------------    -------------    -------------

           Total Liabilities                                   130,608,000      147,328,000      136,349,000
                                                             -------------    -------------    -------------


SHAREHOLDERS' EQUITY:
           Common stock                                            210,000          210,000          210,000
           Capital in excess of par                             77,953,000       79,061,000       78,182,000
           Retained earnings                                    63,282,000       85,332,000       81,316,000
                                                             -------------    -------------    -------------
                  Total                                        141,445,000      164,603,000      159,708,000
           Treasury common stock, at cost                         (579,000)        (341,000)        (579,000)
                                                             -------------    -------------    -------------

           Total Shareholders' Equity                          140,866,000      164,262,000      159,129,000
                                                             -------------    -------------    -------------

TOTAL                                                        $ 271,474,000    $ 311,590,000    $ 295,478,000
                                                             =============    =============    =============


                See notes to consolidated financial statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)


                         FOR THE INTERIM PERIODS ENDED
                          MAY 4, 1996 AND MAY 3, 1997


                                                          THREE MONTHS ENDED
                                                       ---------------------------
                                                           1996           1997
                                                       ------------   ------------
Net Sales                                              $103,697,000   $130,621,000
Cost of goods sold, including buying and
     occupancy costs                                     64,735,000     82,188,000
                                                       ------------   ------------
                 Gross margin                            38,962,000     48,433,000
Selling, general and administrative expenses             33,331,000     41,071,000
                                                       ------------   ------------

Operating income                                          5,631,000      7,362,000
Interest expense (net of interest income of $367,000
    and $313,000 in 1996 and 1997, respectively)            339,000        527,000
                                                       ------------   ------------

Earnings before income taxes                              5,292,000      6,835,000
Provision for income taxes                                2,183,000      2,819,000
                                                       ------------   ------------
Net earnings                                           $  3,109,000   $  4,016,000
                                                       ============   ============

Net earnings per share of common stock                 $       0.15   $       0.19
                                                       ============   ============

Weighted average number of common and
     common equivalent shares outstanding                21,212,000     21,248,000
                                                       ============   ============







              See notes to the consolidated financial statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                         FOR THE INTERIM PERIODS ENDED
                          MAY 4, 1996 AND MAY 3, 1997



                                                                            THREE MONTHS ENDED
                                                                       ----------------------------
                                                                           1996            1997
                                                                       ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

         Net earnings                                                  $  3,109,000    $  4,016,000
         Adjustments to reconcile net earnings to
           net cash provided by (used in) operating activities:
           Depreciation and amortization                                  2,748,000       3,617,000
           Increase in inventories                                      (21,060,000)    (19,539,000)
           Increase in other assets                                        (474,000)       (762,000)
           Increase in accounts payable and
            accrued expenses                                             14,225,000      17,564,000
           Decrease in income taxes payable                              (2,122,000)     (4,420,000)
           Decrease in other liabilities                                   (119,000)       (225,000)
                                                                       ------------    ------------

                 Net cash provided by (used in) operating activities     (3,693,000)        251,000
                                                                       ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

         Capital expenditures                                            (5,745,000)     (7,325,000)
                                                                       ------------    ------------

                 Net cash used in investing activities                   (5,745,000)     (7,325,000)
                                                                       ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

         Net proceeds from sale of Notes                                 55,659,000            --
         Bank borrowings                                                 18,750,000            --
         Principal payments on bank debt                                (23,000,000)           --
         Principal payments under capital lease obligations                (145,000)       (158,000)
         Exercise of stock options                                          491,000         390,000
         Option shares relinquished for tax obligations                  (1,321,000)     (1,056,000)
                                                                       ------------    ------------


                 Net cash provided by (used in) financing activities     50,434,000        (824,000)
                                                                       ------------    ------------

INCREASE (DECREASE) IN CASH                                              40,996,000      (7,898,000)
                                                                       ------------    ------------

CASH:
         Beginning of period                                              2,547,000      34,113,000
                                                                       ------------    ------------
         End of period                                                 $ 43,543,000    $ 26,215,000
                                                                       ============    ============



                See notes to consolidated financial statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.       Basis of Presentation

The consolidated balance sheets as of May 4, 1996 and May 3, 1997 and the consolidated statements of earnings and cash flows for the interim periods ended May 4, 1996 and May 3, 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows of the Company at May 4, 1996 and May 3, 1997 and for all periods presented, have been made. Certain reclassifications have been made to the consolidated statements of cash flows for the three months ended May 4, 1996 to conform to the 1997 classifications.

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

The results of operations for the three months ended May 3, 1997 are not necessarily indicative of the operating results that may be expected for the year ending January 31, 1998.

2.       Supplemental Disclosures of Cash Flow Information

                                                                Three Months Ended
                                                                ------------------
                                                                 1996         1997
                                                              ----------   ----------
Cash paid during the period for:
     Interest                                                 $  129,000   $1,572,000
                                                              ==========   ==========

     Income taxes                                             $4,305,000   $7,238,000
                                                              ==========   ==========

Non-cash investing and financing activities:


     Additional paid in capital resulting from tax
     benefit recognized upon exercise of stock options        $1,001,000   $  782,000
                                                              ==========   ==========

     Treasury stock issued to employee stock ownership plan   $  625,000   $1,000,000
                                                              ==========   ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

In large part, changes in net sales and operating results are impacted by the number of stores operating during the fiscal period. The following information is provided with respect to stores in operation during each of the respective fiscal periods. References herein to years are to the Company's 52 - or 53 - week fiscal year which ends on the Saturday nearest January 31 in the following calendar year. For example, references to "1997" mean the fiscal year ending January 31, 1998.


                                                    Three Months Ended         Fiscal Year Ended
                                                 May 4, 1996  May 3, 1997      February 1, 1997
                                                --------------------------     ----------------
Stores open at beginning of period                      278      345                278
     Opened during period                                 7       15                 50
     C&R acquired during period                        --       --                   17
     Closed during period                              --         (1)               --
                                                     ------   ------              -----
Stores open at end of period                            285      359                345
                                                     ======   ======              =====


In May 1997, the Company, through an indirect wholly-owned subsidiary, acquired the assets of Walter Pye's Men's Shops, Inc. which operated four weekend-only stores in the Greater Houston area and one store in each San Antonio and New Orleans. Walter Pye's Men's Shops, Inc. operated these six stores under the name "NAL". The Company intends to operate these stores, along with Value Price Clothing Inc.'s ("VPC") C&R stores, as part of the VPC division selling men's tailored apparel to the more price sensitive clothing customer.

Results of Operations

Net sales in the first quarter of 1997 increased $26.9 million, or 26.0%, over the prior year due to, sales from stores opened after May 4, 1996, sales from the 17 C&R stores acquired by VPC on January 17, 1997 and a comparable store sales increase. Comparable store sales (which are calculated by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior year) increased 1.3% over the first quarter of 1996. Comparable store sales increased 7.6% in the first quarter of 1996 over the first quarter of 1995.

In the first quarter of 1997, gross margin increased by $9.5 million as compared to the first quarter of 1996 and as a percentage of net sales decreased from 37.6% to 37.1%. The decline in gross margin percentage resulted principally from the impact of the lower gross margin realized by the VPC division. The gross margin in the Company's traditional stores improved slightly as product cost decreased as a percentage of net sales while occupancy and alteration costs increased as a percentage of net sales.

Selling, general and administrative costs for the first quarter of 1997 increased $7.7 million as compared to the first quarter of 1996, yet as a percentage of net sales decreased from 32.1% to 31.4%. All the principal components of selling, general and administrative costs increased as a result of the Company's growth. As a percentage of net sales, advertising expense decreased from 7.2% to 6.5% , store salaries decreased from 12.7% to 12.5% and other store and non-store general and administrative costs increased from 12.2% to 12.4%. The relationship of all these components of selling, general and administrative costs to net sales was favorably impacted by the operations of the VPC division.

Interest expense, net of interest income, increased from $339,000 in the first quarter of 1996 to $527,000 in the first quarter of 1997. Weighted average borrowings outstanding, including obligations under capital leases, increased from $43.5 million in the first quarter of 1996 to $57.9 million in the first quarter of 1997, while the weighted average interest rate on outstanding indebtedness decreased from 6.5% to 6.1%, respectively. The effective interest rate includes commitment fees paid pursuant to the second amended and restated Credit Agreement (see Liquidity and Capital Resources) under which indebtedness was outstanding for only a portion of the first quarter of 1996. Interest expense associated with the 5 1/4% Convertible Subordinated Notes (see Liquidity and Capital Resources) was offset by interest income of $367,000 and $313,000 resulting from the investment of excess cash in short-term securities during the first quarter of 1996 and 1997, respectively.

The effective tax rate remained unchanged between the quarters at approximately 41.3%.

The factors discussed above resulted in net earnings of $4,016,000, or 3.1% of net sales, for the first quarter of 1997 as compared to $3,019,000, or 3.0% of net sales, for the first quarter of 1996.

Liquidity and Capital Resources

In March 1996, the Company sold $57.5 million of 5 1/4% Convertible Subordinated Notes (the "Notes") due 2003. The Notes are convertible into Common Stock at a conversion price of $34.125 per share. A portion of the net proceeds from the Notes was used to repay outstanding indebtedness under the second amended and restated Credit Agreement and the balance has been invested in new stores, the acquisition of C&R and NAL, licenses, trademarks, short-term interest bearing securities or otherwise used to minimize borrowings under the second amended and restated Credit Agreement. Interest on the Notes is payable semi-annually on March 1 and September 1 of each year.

The change in the Company's cash position during the quarter ended May 3, 1997 results from the following combination of factors:

o Net cash used in operations, principally related to an inventory increase due to seasonal inventory buildup and the addition of 15 stores opened during the quarter ended May 3, 1997, as well as the purchase of inventory for stores to be opened in the second quarter of 1997.

o Use of cash in connection with capital expenditures related to new stores opened during the quarter ended, or under construction at, May 3, 1997, land and building purchased for use by the Company in connection with various training and meeting functions, employee retreats and vendor relations and telecommunication and computer equipment.

On June 2, 1997, the Company entered into a revolving credit agreement ("Revised Credit Agreement") to replace the second amended and restated Credit Agreement with its bank group that became effective on June 30, 1995. The Revised Credit Agreement provides for borrowings of up to $125 million through April 30, 2002. As of June 11, 1997, there was no indebtedness under the Revised Credit Agreement.

Advances under the Revised Credit Agreement bear interest at a rate per annum equal to, at the Company's option, (i) the bank's prime rate or (ii) the reserve adjusted LIBOR rate plus an interest rate margin varying between .875% to 1.375%. The Revised Credit Agreement provides for fees applicable to unused commitments of .125% to .275% .

The Revised Credit Agreement contains certain restrictive and financial covenants, including a requirement to maintain a minimum amount of Consolidated Net Worth (as defined). The Company is also required to maintain certain debt to cash flow, cash flow coverage and current ratios and must keep its average store inventories below certain specified amounts. In addition, the Revised Credit Agreement limits additional indebtedness, creation of liens, Restricted Payments (as defined) and Investments (as defined). The Revised Credit Agreement prohibits payment of cash dividends on the Common Stock of the Company. The Revised Credit Agreement also permits, with certain limitations, the Company to merge or consolidate with another company, sell or dispose of its property, make acquisitions, issue options or enter into transactions with affiliates.

The Company anticipates opening a total of approximately 50 new stores in the current fiscal year, including the 15 opened in the first quarter. The continuing consolidation of the men's tailored clothing industry and recent financial difficulties of significant menswear retailers may present the Company with opportunities to acquire retail chains significantly larger than the Company's past acquisitions. Any such acquisitions may be undertaken as an alternative to opening new stores. The Company has received, and from time to time in the past has received, inquiries concerning its interest in possible acquisitions and has requested information with respect thereto. The Company may use cash on hand, together with its cash flow from operations and borrowings under the Revised Credit Agreement, to take advantage of acquisition opportunities.

The Company is currently conducting an evaluation of the computer hardware and software needs necessary to productively manage its expected future business activities. Based on the current plan, it is expected that the related capital expenditures will approximate $12 to $17 million over the next 18 - 24 months.

In June 1997, the Company commenced construction of approximately 150,000 square feet on a six acre tract adjacent to its current distribution facility in Houston. Including the cost of the land (which was purchased for $700,000 in 1996), fixtures and equipment, these new distribution facilities are estimated to cost approximately $7.5 million and are expected to be completed by or shortly after the end of the current fiscal year.

The Company anticipates that its existing cash and cash flow from operations, supplemented by borrowings under the Revised Credit Agreement, will be sufficient to fund its planned store openings, other capital expenditures and other operating cash requirements for at least the next twelve months.

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

Impact of New Accounting Pronouncements

The Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," (SFAS 128), in February 1997. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted.

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

Forward-Looking Statements

Certain statements made herein and in other public offerings and releases by the Company contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainty. These forward-looking statements may include, but are not limited to, future sales, earnings, margins, costs, number and costs of store openings, demand for men's clothing, market trends in the retail men's clothing business, currency fluctuations, inflation and various economic and business trends. Forward-looking statements may be made by management orally or in writing, including but not limited to, this Management's Discussion and Analysis of Financial Condition and Results of Operations section and other sections of the Company's filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934 and the Securities Act of 1933.

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

                          PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

 4.1 Revolving Credit Agreement dated as of June 2, 1997, by and among the Company, NationsBank of Texas, N.A. and the Banks listed therein, including form of Revolving Note.

10.1 Revolving Credit Agreement dated as of June 2, 1997, by and among the Company, NationsBank of Texas, N.A. and the Banks listed therein, including form of Revolving Note (included as Exhibit 4.1).

11.1     Statement of Computation of Net Earnings Per Share.

27.1     Financial Data Schedule.

(b) The Company was not required to file any reports on Form 8-K during the 13 weeks ended May 3, 1997.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



The Men's Wearhouse, Inc.
(REGISTRANT)



/s/ DAVID H. EDWAB
----------------------------------------
David H. Edwab
President
June  17, 1997




/s/ GARY G. CKODRE
----------------------------------------
Gary G. Ckodre
Vice President - Finance and Principal
 Financial and Accounting Officer
June 17, 1997

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER       DESCRIPTION
------       -----------
 4.1     Revolving Credit Agreement dated as of June 2, 1997, by and among the
         Company, NationsBank of Texas, N.A. and the Banks listed therein, including form of Revolving Note.

10.1 Revolving Credit Agreement dated as of June 2, 1997, by and among the Company, NationsBank of Texas, N.A. and the Banks listed therein, including form of Revolving Note (included as Exhibit 4.1).

11.1     Statement of Computation of Net Earnings Per Share.

27.1     Financial Data Schedule.