Form 10-Q
period 1997-08-02
MENS WEARHOUSE INC
filed 1997-09-15
CIK 884217

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q


(x) Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended August 2, 1997.

( ) Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Transition Period from _________ to
         ________________.


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

                              Yes [x]      No [ ]


As of September 10, 1997 there were 22,053,469 common shares, $.01 par value, of the registrant outstanding.

                        PART 1 - FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS


                  THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                          ---------------   ---------------   ---------------
                                              AUGUST 3,         AUGUST 2,        FEBRUARY 1,
                                                1996              1997              1997
                                          ---------------   ---------------   ---------------
ASSETS                                       (UNAUDITED)       (UNAUDITED)
                                          ---------------   ---------------   ---------------
CURRENT ASSETS:
      Cash                                $    12,795,000   $    27,490,000   $    34,113,000
      Inventories                             161,002,000       205,106,000       164,140,000
      Other current assets                      6,770,000        10,301,000        10,051,000
                                          ---------------   ---------------   ---------------

      Total Current Assets                    180,567,000       242,897,000       208,304,000
                                          ---------------   ---------------   ---------------


PROPERTY AND EQUIPMENT, NET                    63,954,000        75,800,000        71,022,000

OTHER ASSETS                                   10,015,000        19,860,000        16,152,000
                                          ---------------   ---------------   ---------------

TOTAL                                     $   254,536,000   $   338,557,000   $   295,478,000
                                          ===============   ===============   ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                    $    29,888,000   $    50,392,000   $    38,089,000
      Accrued expenses                         12,905,000        21,004,000        24,742,000
      Income taxes payable                      2,196,000         2,397,000         8,194,000
      Other current liabilities                   513,000           181,000           442,000
                                          ---------------   ---------------   ---------------

      Total Current Liabilities                45,502,000        73,974,000        71,467,000


LONG-TERM DEBT                                 57,500,000        57,500,000        57,500,000
OTHER LIABILITIES                               6,558,000         7,199,000         7,382,000
                                          ---------------   ---------------   ---------------

      Total Liabilities                       109,560,000       138,673,000       136,349,000
                                          ---------------   ---------------   ---------------


SHAREHOLDERS' EQUITY:
      Common stock                                210,000           220,000           210,000
      Capital in excess of par                 78,054,000       109,317,000        78,182,000
      Retained earnings                        67,291,000        90,688,000        81,316,000
                                          ---------------   ---------------   ---------------
             Total                            145,555,000       200,225,000       159,708,000
      Treasury common stock, at cost             (579,000)         (341,000)         (579,000)
                                          ---------------   ---------------   ---------------

      Total Shareholders' Equity              144,976,000       199,884,000       159,129,000
                                          ---------------   ---------------   ---------------

TOTAL                                     $   254,536,000   $   338,557,000   $   295,478,000
                                          ===============   ===============   ===============



               See notes to consolidated financial statements.

                  THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
                                 (UNAUDITED)


                        FOR THE INTERIM PERIODS ENDED
                      AUGUST 3, 1996 AND AUGUST 2, 1997



                                                                  THREE MONTHS ENDED
                                                           ------------------------------
                                                               1996              1997
                                                           ------------     -------------
Net Sales                                                  $ 98,885,000     $ 133,935,000

Cost of goods sold, including buying and
     occupancy costs                                         59,923,000        82,744,000
                                                           ------------     -------------
                            Gross margin                     38,962,000        51,191,000

Selling, general and administrative expenses                 31,640,000        41,374,000
                                                           ------------     -------------

Operating income                                              7,322,000         9,817,000

Interest expense (net of interest income of $395,000
    and $255,000 in 1996 and 1997, respectively)                500,000           699,000
                                                           ------------     -------------

Earnings before income taxes                                  6,822,000         9,118,000

Provision for income taxes                                    2,813,000         3,762,000
                                                           ------------     -------------

Net earnings                                               $  4,009,000     $   5,356,000
                                                           ============     =============

Net earnings per share of common stock                     $       0.19     $        0.25
                                                           ============     =============

Weighted average number of common and
     common equivalent shares outstanding                    21,213,000        21,495,000
                                                           ============     =============



             See notes to the consolidated financial statements.

                  THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
                                 (UNAUDITED)


                        FOR THE INTERIM PERIODS ENDED
                      AUGUST 3, 1996 AND AUGUST 2, 1997


                                                                 SIX MONTHS ENDED
                                                          -------------------------------
                                                                1996              1997
                                                          -------------     -------------
Net Sales                                                 $ 202,582,000     $ 264,556,000

Cost of goods sold, including buying and
     occupancy costs                                        124,658,000       164,932,000
                                                          -------------     -------------
                            Gross margin                     77,924,000        99,624,000

Selling, general and administrative expenses                 64,971,000        82,445,000
                                                          -------------     -------------
Operating income                                             12,953,000        17,179,000

Interest expense (net of interest income of $762,000
    and $568,000 in 1996 and 1997, respectively)                839,000         1,226,000
                                                          -------------     -------------

Earnings before income taxes                                 12,114,000        15,953,000

Provision for income taxes                                    4,996,000         6,581,000
                                                          -------------     -------------

Net earnings                                              $   7,118,000     $   9,372,000
                                                          =============     =============

Net earnings per share of common stock                    $        0.34     $        0.44
                                                          =============     =============
Weighted average number of common and
     common equivalent shares outstanding                    21,212,000        21,371,000
                                                          =============     =============




             See notes to the consolidated financial statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                         FOR THE INTERIM PERIODS ENDED
                       AUGUST 3, 1996 AND AUGUST 2, 1997


                                                                          SIX MONTHS ENDED
                                                                 ------------------------------
                                                                     1996              1997
                                                                 ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

        Net earnings                                             $  7,118,000      $  9,372,000
        Adjustments to reconcile net earnings to
          net cash used in operating activities:
          Depreciation and amortization                             5,652,000         7,800,000
          Increase in inventories                                 (24,205,000)      (40,966,000)
          Increase in other assets                                 (1,257,000)         (841,000)
          Increase (decrease) in accounts payable and
           accrued expenses                                        (6,900,000)        9,418,000
          Decrease in income taxes payable                         (2,038,000)       (4,730,000)
          Increase (decrease) in other liabilities                     76,000          (183,000)
                                                                 ------------      ------------

                Net cash used in operating activities             (21,554,000)      (20,130,000)
                                                                 ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

        Capital expenditures                                      (12,373,000)      (11,880,000)
        Investment in trademark, tradenames and
           other intangibles                                       (6,000,000)       (3,470,000)
                                                                 ------------      ------------
                Net cash used in investing activities             (18,373,000)      (15,350,000)
                                                                 ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Net proceeds from sale of Notes                            55,500,000                --
        Net proceeds from issuance of common stock                         --        29,961,000
        Bank borrowings                                            18,750,000                --
        Principal payments on bank debt                           (23,000,000)               --
        Principal payments under capital lease obligations           (306,000)         (261,000)
        Payments of deferred loan costs                                    --          (197,000)
        Exercise of stock options                                     582,000           710,000
        Option shares relinquished for tax obligations             (1,351,000)       (1,356,000)
                                                                 ------------      ------------
                Net cash provided by financing activities          50,175,000        28,857,000
                                                                 ------------      ------------

INCREASE (DECREASE) IN CASH                                        10,248,000        (6,623,000)
                                                                 ------------      ------------

CASH:
        Beginning of period                                         2,547,000        34,113,000
                                                                 ------------      ------------
        End of period                                            $ 12,795,000      $ 27,490,000
                                                                 ============      ============


                See notes to consolidated financial statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.       Basis of Presentation

The consolidated balance sheets as of August 3, 1996 and August 2, 1997 and the consolidated statements of earnings and cash flows for the interim periods ended August 3, 1996 and August 2, 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows of the Company at August 3, 1996 and August 2, 1997 and for all periods presented, have been made. Certain reclassifications have been made to the consolidated statements of cash flows for the six months ended August 3, 1996 to conform to the 1997 classifications.

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

The results of operations for the six months ended August 2, 1997 are not necessarily indicative of the operating results that may be expected for the year ending January 31, 1998.

2.       Supplemental Disclosures of Cash Flow Information

                                                                        SIX MONTHS ENDED
                                                                  ----------------------------
                                                                     1996              1997
                                                                     ----              ----

Cash paid during the period for:
     Interest                                                     $  269,000       $ 1,803,000
                                                                  ==========       ===========

     Income taxes                                                 $7,034,000       $11,311,000
                                                                  ==========       ===========

Non-cash investing and financing activities:


     Additional paid in capital resulting from tax
     benefit recognized upon exercise of stock options            $1,042,000       $ 1,067,000
                                                                  ==========       ===========

     Treasury stock issued to employee stock ownership plan       $  625,000       $ 1,000,000
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

                                         Three Months Ended         Six Months Ended     Fiscal Year Ended
                                        --------------------      --------------------   -----------------
                                        August 3,  August 2,      August 3,  August 2,       February 1,
                                          1996       1997           1996       1997             1997
                                        --------------------      --------------------   -----------------
Stores open at beginning of period        285        359            278        345              278
     Opened during period                  12         11             19         26               50
     C&R acquired during period            --         --             --         --               17
     NAL acquired during period            --          6             --          6               --
     Closed during period                  --         (2)            --         (3)              --
                                        --------------------      --------------------   -----------------
Stores open at end of period              297        374            297        374              345
                                        ====================      ====================   =================

In May 1997, the Company, through an indirect wholly-owned subsidiary, acquired the assets of Walter Pye's Men's Shops, Inc., which operated four weekend-only stores in the Greater Houston area and one store in each of San Antonio and New Orleans. Walter Pye's Men's Shops, Inc. operated these six stores under the name "NAL". The Company operates these stores, along with Value Price Clothing Inc.'s ("VPC") C&R stores, as part of the VPC division selling men's tailored apparel to the more price sensitive clothing customer.

Results of Operations - Three Months

Net sales in the second quarter of 1997 increased $35.1 million, or 35.4%, over the prior year due to sales from stores opened after August 3, 1996, sales from the 17 C&R stores and 6 NAL stores acquired by VPC in January 1997 and May 1997, respectively, and a comparable store sales increase. Comparable store sales (which are calculated by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior year) increased 9.1% over the second quarter of 1996. Comparable store sales increased .7% in the second quarter of 1996 over the second quarter of 1995.

In the second quarter of 1997, gross margin increased by $12.2 million as compared to the second quarter of 1996 and as a percentage of net sales decreased from 39.4% to 38.2%. The decline in gross margin percentage resulted principally from the impact of the lower gross margin realized by the VPC division. The gross margin in the Company's traditional stores improved as occupancy costs decreased as a percentage of net sales.

Selling, general and administrative costs for the second quarter of 1997 increased $9.7 million as compared to the second quarter of 1996, yet as a percentage of net sales decreased from 32.0% to 30.9%. The principal components of selling, general and administrative costs increased as a result of the Company's growth. As a percentage of net sales, advertising expense increased from 6.4% to 6.6%, store salaries decreased from 13.2% to 12.5% and other store and non-store general and administrative costs decreased from 12.4% to 11.8%. The relationship of these components of selling, general and administrative costs to net sales was favorably impacted by the operations of the VPC division.

Interest expense, net of interest income, increased from $500,000 in the second quarter of 1996 to $699,000 in the second quarter of 1997. Weighted average borrowings outstanding, including obligations under capital leases, decreased from $58.3 million in the second quarter of 1996 to $57.7 million in the second quarter of 1997, while the weighted average interest rate on outstanding indebtedness increased from 6.1% to 6.3%, respectively. The effective interest rate includes commitment fees paid pursuant to the credit agreement (see Liquidity and Capital Resources) under which there was no indebtedness outstanding in both the second quarter of 1996 and 1997. Interest expense associated with the 5 1/4% Convertible Subordinated Notes (see Liquidity and Capital Resources) was offset by interest income of $395,000 and $255,000 resulting from the investment of excess cash in short-term securities during the second quarter of 1996 and 1997, respectively.

The effective tax rate remained unchanged between the quarters at approximately 41.3%.

The factors discussed above resulted in net earnings of $5,356,000, or 4.0% of net sales, for the second quarter of 1997 as compared to $4,009,000, or 4.1% of net sales, for the second quarter of 1996.

Results of Operations - Six Months

Net sales in the first six months of 1997 increased $62.0 million, or 30.6%, over the prior year due to sales from stores opened after August 3, 1996, sales from the 17 C&R stores and 6 NAL stores acquired by VPC on January 17, 1997 and May 6, 1997, respectively, and a comparable store sales increase. Comparable store sales (which are calculated by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior year) increased 5.1% over the first six months of 1996. Comparable store sales increased 4.1% in the first six months of 1996 over the first six months of 1995.

In the first six months of 1997, gross margin increased by $21.7 million as compared to the first six months of 1996 and as a percentage of net sales decreased from 38.5% to 37.7%. The decline in gross margin percentage resulted principally from the impact of the lower gross margin realized by the VPC division. The gross margin in the Company's traditional stores improved slightly as product costs decreased as a percentage of net sales while occupancy costs increased as a percentage of net sales.

Selling, general and administrative costs for the first six months of 1997 increased $17.5 million as compared to the first six months of 1996, yet as a percentage of net sales decreased from 32.1% to 31.2%. The principal components of selling, general and administrative costs increased as a result of the Company's growth. As a percentage of net sales, advertising expense decreased from 6.8% to 6.6% , store salaries decreased from 12.9% to 12.5% and other store and non-store general and administrative costs decreased from 12.4% to 12.1%. The relationship of these components of selling, general and administrative costs to net sales was favorably impacted by the operations of the VPC division.

Interest expense, net of interest income, increased from $839,000 in the first six months of 1996 to $1,226,000 in the first six months of 1997. Weighted average borrowings outstanding, including obligations under capital leases, increased from $51.5 million in the first six months of 1996 to $57.8 million in the first six months of 1997, while the weighted average interest rate on outstanding indebtedness equaled 6.2% for both periods. The effective interest rate includes commitment fees paid pursuant to the credit agreement (see Liquidity and Capital Resources) under which indebtedness was outstanding for only a portion of the first six months of 1996. Interest expense associated with the 5 1/4% Convertible Subordinated Notes (see Liquidity and Capital Resources) was offset by interest income of $762,000 and $568,000 resulting from the investment of excess cash in short-term securities during the first six months of 1996 and 1997, respectively.

The effective tax rate remained unchanged between the six-month periods at approximately 41.3%.

The factors discussed above resulted in net earnings of $9,372,000, or 3.5% of net sales, for the first six months of 1997 as compared to $7,118,000, or 3.5% of net sales, for the first six months of 1996.

Liquidity and Capital Resources

In July 1997, the Company completed a public offering of 2,041,250 shares of common stock, $.01 par value, at $31.75 per share, of which 1,000,000 shares were sold by the Company for proceeds, net of offering costs, of $30.0 million.

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

The change in the Company's cash position during the six months ended August 2, 1997, resulted from the following combination of factors:

o Net proceeds from issuance of 1,000,000 shares of common stock on July 23, 1997 of approximately $30 million.

o Net cash used in operations, principally related to an inventory increase due to seasonal inventory buildup and the addition of 26 stores opened during the six months ended August 2, 1997, as well as the purchase of inventory for stores to be opened in the third quarter of 1997.

o Use of cash in connection with capital expenditures related to new stores opened during the six months ended, or under construction at, August 2, 1997, land and building purchased for use by the Company in connection with various training and meeting functions, employee retreats and vendor relations and purchases of telecommunication and computer equipment.

o The acquisition of six NAL stores, including inventory and related intangibles.

On June 2, 1997, the Company entered into a revolving credit agreement ("Revised Credit Agreement") to replace the second amended and restated Credit Agreement with its bank group that became effective on June 30, 1995. The Revised Credit Agreement provides for borrowings of up to $125 million through April 30, 2002. As of September 10, 1997, there was no indebtedness outstanding under the Revised Credit Agreement.

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

The Company anticipates opening a total of approximately 50 new stores in the current fiscal year, including the 26 stores opened in the first six months of 1997. The continuing consolidation of the men's tailored clothing industry and recent financial difficulties of significant menswear retailers may present the Company with opportunities to acquire retail chains significantly larger than the Company's past acquisitions. Any such acquisitions may be undertaken as an alternative to opening new stores. The Company has received, and from time to time in the past has received, inquiries concerning its interest in possible acquisitions and has requested information with respect thereto. The Company may use cash on hand, together with its cash flow from operations and borrowings under the Revised Credit Agreement, to take advantage of acquisition opportunities.

The Company is currently conducting an evaluation of the computer hardware and software needs necessary to productively manage its expected future business activities. Based on the current plan, it is expected that the related capital expenditures will approximate $12 million to $17 million over the next 18 to 24 months.

In June 1997, the Company commenced construction of approximately 150,000 square feet on a six acre tract adjacent to its current distribution facility in Houston. Including the cost of the land (which was purchased for $700,000 in 1996), fixtures and equipment, these new distribution facilities are estimated to cost approximately $7.5 million and are expected to be completed after the end of the current fiscal year.

The Company anticipates that its existing cash and cash flow from operations, supplemented by borrowings under the Revised Credit Agreement and net proceeds from the July 1997 public offering, will be sufficient to fund its planned store openings, other capital expenditures and other operating cash requirements for at least the next twelve months.

In connection with the Company's direct sourcing program, the Company may enter into purchase commitments that are denominated in a foreign currency. The Company generally enters into forward exchange contracts to reduce the risk of currency fluctuations related to firmly committed and certain other probable, but not firmly committed, inventory transactions denominated in a foreign currency. The majority of the forward exchange contracts are with one financial institution. Therefore, the Company is exposed to credit risk in the event of nonperformance by this party. However, due to the creditworthiness of this major financial institution, full performance is anticipated. The Company may also be exposed to market risk as a result of changes in foreign exchange rates. This market risk should be substantially offset by changes in the valuation of the underlying transactions being hedged.

Impact of New Accounting Pronouncements

The Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," (SFAS 128), in February 1997. SFAS 128, which is effective for periods ending after December 15, 1997, establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. SFAS 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15 and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted EPS computation.

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15. The Company does not believe that the adoption of SFAS 128 will have a material effect on the Company's method of calculation or display of earnings per share amount.

Also in February 1997, the FASB issued SFAS No. 129, Disclosure of Information about Capital Structure, which establishes standards for disclosing information about an entity's capital structure. Such SFAS is effective for periods ending after December 15, 1997. In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, and SFAS 131, Disclosures About Segments of an Enterprise and Related information. SFAS No. 130 establishes standards for reporting and displaying of comprehensive income and its components. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments and related information in interim and annual financial statements. SFAS No. 130 and 131 are effective for periods beginning after December 15, 1997. These three statements will not have any effect on the Company's 1997 financial statements, however, management is evaluating what, if any, additional disclosures may be required when these three statements are implemented.

Forward -Looking Statements

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

                          PART II - OTHER INFORMATION



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Shareholders held on June 18, 1997, the Company's shareholders (i) elected nine directors to the Company's Board of Directors and (ii) ratified the appointment of Deloitte & Touche LLP as independent auditors of the Company for 1997. The number of shares voted for and withheld with respect to the election of each director is as follows:

            Name                           Shares Voted For          Shares Withheld
            ----                           ----------------          ---------------

George Zimmer                                    19,067,010                   19,515
David Edwab                                      19,067,290                   19,235
Richard E. Goldman                               19,067,290                   19,235
Robert E. Zimmer                                 19,067,028                   19,497
James E. Zimmer                                  19,067,178                   19,347
Harry M. Levy                                    19,066,699                   19,826
Rinaldo Brutoco                                  19,067,290                   19,235
Michael L. Ray                                   19,067,290                   19,235
Sheldon I. Stein                                 19,059,951                   26,574

The number of shares voted in favor, against, or abstained related to the ratification of the appointment of independent auditors was as follows:

                                Voted For        Voted Against      Abstained
                                ---------        -------------      ---------

Proposal (ii)                  19,068,312                8,025         10,188


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

 11.1    Statement of Computation of Net Earnings Per Share.

 27.1    Financial Data Schedule.

(b) The Company was not required to file any reports on Form 8-K during the 13 weeks ended August 2, 1997.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereinto duly authorized.



The Men's Wearhouse, Inc.
(REGISTRANT)





 /s/
---------------------------

David H. Edwab
President
September 12, 1997



 /s/
---------------------------
Gary G. Ckodre
Vice President - Finance and Principal Financial
 and Accounting Officer
September 12, 1997

                               INDEX TO EXHIBITS




EXHIBIT                                                                   SEQUENTIALLY
NUMBER                   DESCRIPTION                                      NUMBERED PAGES
-------                  -----------                                      --------------

  11.1     Statement of Computation of Net Earnings Per Share.

  27.1     Financial Data Schedule.