Form 10-Q
period 1997-11-01
MENS WEARHOUSE INC
filed 1997-12-16
CIK 884217

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


(x) Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended November 1, 1997.

( ) Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Transition Period from _____ to _____.


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

         Yes ________x____________           No___________________


As of December 10, 1997 there were 22,115,681 common shares, $.01 par value, of the registrant outstanding.

                         PART 1 - FINANCIAL INFORMATION


 Item 1.    Financial Statements


                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                     November 2,       November 1,       February 1,
                                                                         1996              1997              1997
                                                                  ---------------   ---------------   ---------------
 ASSETS                                                              (UNAUDITED)       (UNAUDITED)
                                                                  ---------------   ---------------   ---------------
 CURRENT ASSETS:
       Cash                                                       $    14,481,000   $    22,718,000   $    34,113,000
       Inventories                                                    182,383,000       235,140,000       164,140,000
       Other current assets                                             8,070,000        10,793,000        10,051,000
                                                                  ---------------   ---------------   ---------------
       Total Current Assets                                           204,934,000       268,651,000       208,304,000
                                                                  ---------------   ---------------   ---------------

 PROPERTY AND EQUIPMENT, NET                                           66,870,000        79,120,000        71,022,000

 OTHER ASSETS                                                          10,746,000        18,905,000        16,152,000
                                                                  ---------------   ---------------   ---------------
 TOTAL                                                            $   282,550,000   $   366,676,000   $   295,478,000
                                                                  ===============   ===============   ===============

 LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
       Accounts payable                                           $    52,680,000   $    70,304,000   $    38,089,000
       Accrued expenses                                                14,025,000        22,230,000        24,742,000
       Income taxes payable                                             2,471,000         3,430,000         8,194,000
       Other current liabilities                                          513,000            95,000           442,000
                                                                  ---------------   ---------------   ---------------
       Total Current Liabilities                                       69,689,000        96,059,000        71,467,000


 LONG-TERM DEBT                                                        57,500,000        57,500,000        57,500,000
 OTHER LIABILITIES                                                      6,638,000         7,272,000         7,382,000
                                                                  ---------------   ---------------   ---------------
       Total Liabilities                                              133,827,000       160,831,000       136,349,000
                                                                  ---------------   ---------------   ---------------

 SHAREHOLDERS' EQUITY:
       Common stock                                                       210,000           221,000           210,000
       Capital in excess of par                                        78,057,000       109,710,000        78,182,000
       Retained earnings                                               71,035,000        96,255,000        81,316,000
                                                                  ---------------   ---------------   ---------------
              Total                                                   149,302,000       206,186,000       159,708,000
       Treasury common stock, at cost                                    (579,000)         (341,000)         (579,000)
                                                                  ---------------   ---------------   ---------------
       Total Shareholders' Equity                                     148,723,000       205,845,000       159,129,000
                                                                  ---------------   ---------------   ---------------
 TOTAL                                                            $   282,550,000   $   366,676,000   $   295,478,000
                                                                  ===============   ===============   ===============

                 See notes to consolidated financial statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)


                          FOR THE INTERIM PERIODS ENDED
                     NOVEMBER 2, 1996 AND NOVEMBER 1, 1997


                                                                   Three Months Ended
                                                              ----------------------------
                                                                   1996            1997
                                                              -------------  -------------

Net Sales                                                     $ 110,276,000  $ 146,311,000
Cost of goods sold, including buying and
     occupancy costs                                             67,771,000     91,172,000
                                                              -------------  -------------
                            Gross margin                         42,505,000     55,139,000

Selling, general and administrative expenses                     35,376,000     45,063,000
                                                              -------------  -------------

Operating income                                                  7,129,000     10,076,000
Interest expense (net of interest income of $164,000
    and $310,000 in 1996 and 1997, respectively)                    755,000        598,000
                                                              -------------  -------------

Earnings before income taxes                                      6,374,000      9,478,000

Provision for income taxes                                        2,630,000      3,909,000
                                                              -------------  -------------
Net earnings                                                  $   3,744,000  $   5,569,000
                                                              =============  =============

Net earnings per share of common stock                        $        0.18  $        0.25
                                                              =============  =============

Weighted average number of common and
     common equivalent shares outstanding                        21,163,000     22,448,000
                                                              =============  =============


              See notes to the consolidated financial statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)


                          FOR THE INTERIM PERIODS ENDED
                     NOVEMBER 2, 1996 AND NOVEMBER 1, 1997


                                                                    Nine Months Ended
                                                              ----------------------------
                                                                   1996            1997
                                                              -------------  -------------

Net Sales                                                     $ 312,858,000  $ 410,867,000
Cost of goods sold, including buying and
     occupancy costs                                            192,429,000    256,104,000
                                                              -------------  -------------
                            Gross margin                        120,429,000    154,763,000

Selling, general and administrative expenses                    100,347,000    127,508,000
                                                              -------------  -------------

Operating income                                                20,082,000      27,255,000

Interest expense (net of interest income of $926,000
    and $877,000 in 1996 and 1997, respectively)                 1,594,000       1,824,000
                                                              -------------  -------------

Earnings before income taxes                                    18,488,000      25,431,000

Provision for income taxes                                       7,626,000      10,490,000
                                                              -------------  -------------

Net earnings                                                  $ 10,862,000   $  14,941,000
                                                              =============  =============

Net earnings per share of common stock                        $       0.51   $        0.69
                                                              =============  =============

Weighted average number of common and
     common equivalent shares outstanding                       21,196,000      21,730,000
                                                              =============  =============






              See notes to the consolidated financial statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                         FOR THE INTERIM PERIODS ENDED
                     NOVEMBER 2, 1996 AND NOVEMBER 1, 1997



                                                                Nine Months Ended
                                                          -------------------------------
                                                               1996              1997
                                                          -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net earnings                                          $ 10,862,000      $ 14,941,000
    Adjustments to reconcile net earnings to
      net cash used in operating activities:
      Depreciation and amortization                          8,693,000        12,342,000
      Increase in inventories                              (45,586,000)      (71,000,000)
      Increase in other assets                              (3,332,000)       (1,067,000)
      Increase in accounts payable and
       accrued expenses                                     17,012,000        30,703,000
      Decrease in income taxes payable                      (1,759,000)       (3,335,000)
      Increase (decrease) in other liabilities                 314,000          (110,000)
                                                          ------------      ------------
            Net cash used in operating activities          (13,796,000)      (17,526,000)
                                                          ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures                                   (18,286,000)      (19,288,000)
    Investment in trademark, tradenames and
       other intangibles                                    (6,000,000)       (3,348,000)
                                                          ------------      ------------
            Net cash used in investing activities          (24,286,000)      (22,636,000)
                                                          ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from sale of Notes                         55,500,000               -
    Net proceeds from issuance of common stock                     -          29,961,000
    Bank borrowings                                         18,750,000               -
    Principal payments on bank debt                        (23,000,000)              -
    Principal payments under capital lease obligations        (464,000)         (347,000)
    Payments of deferred loan costs                                -            (230,000)
    Exercise of stock options                                  585,000         1,140,000
    Option shares relinquished for tax obligations          (1,355,000)       (1,757,000)
                                                          ------------      ------------
            Net cash provided by financing activities       50,016,000        28,767,000
                                                          ------------      ------------
INCREASE (DECREASE) IN CASH                                 11,934,000       (11,395,000)
                                                          ------------      ------------
CASH:
    Beginning of period                                      2,547,000        34,113,000
                                                          ------------      ------------
    End of period                                         $ 14,481,000      $ 22,718,000
                                                          ============      ============


                See notes to consolidated financial statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       Basis of Presentation

The consolidated balance sheets as of November 2, 1996 and November 1, 1997 and the consolidated statements of earnings and cash flows for the interim periods ended November 2, 1996 and November 1, 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows of the Company at November 2, 1996 and November 1, 1997 and for all periods presented, have been made. Certain reclassifications have been made to the consolidated statements of cash flows for the nine months ended November 2, 1996 to conform to the 1997 classifications.

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

The results of operations for the nine months ended November 1, 1997 are not necessarily indicative of the operating results that may be expected for the year ending January 31, 1998.

2.       Supplemental Disclosures of Cash Flow Information

                                                   Nine months Ended
                                                   -----------------
                                              1996                 1997
                                              ----                 ----
Cash paid during the period for:
     Interest                            $   1,946,000         $   3,151,000
                                         =============         =============

     Income taxes                        $   9,385,000         $  13,825,000
                                         =============         =============

Non-cash investing and financing activities:


     Additional paid in capital
     resulting from tax benefit
     recognized upon exercise of
     stock options                       $   1,046,000         $  1,429,000
                                         =============         ============

     Treasury stock issued to
     employee stock ownership plan       $     625,000         $  1,000,000
                                         =============         ============

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


                                                                                          Fiscal Year
                                          Three Months Ended        Nine Months Ended        Ended
                                         ---------------------     --------------------   -----------
                                          Nov. 2,      Nov. 1,       Nov. 2,   Nov. 1,      Feb. 1,
                                            1996        1997          1996       1997         1997
                                         ---------   ---------     ---------  ---------    ----------
Stores open at beginning of period             297         374           278        345           278
     Opened during period                       18          10            37         36            50
     C&R acquired during period                  -           -             -          -            17
     NAL acquired during period                  -           -             -          6             -
     Closed during period                        -          (1)            -         (4)            -
                                         =========   =========     =========  =========    ==========
Stores open at end of period                   315         383           315        383           345
                                         =========   =========     =========  =========    ==========

In May 1997, the Company, through an indirect wholly-owned subsidiary, acquired the assets of Walter Pye's Men's Shops, Inc., which operated four weekend-only stores in the Greater Houston area and one store in each of San Antonio and New Orleans. Walter Pye's Men's Shops, Inc. operated these six stores under the name "NAL". The Company operates these stores, along with Value Price Clothing Inc.'s ("VPC") C&R stores and two clearance centers, as the VPC division, selling men's tailored apparel to the more price sensitive clothing customer.

Results of Operations - Three Months

Net sales in the third quarter of 1997 increased $36.0 million, or 32.7%, over the prior year due to sales from stores opened after November 2, 1996, sales from the 17 C&R stores and 6 NAL stores acquired by VPC in January 1997 and May 1997, respectively, and a comparable store sales increase. Comparable store sales (which are calculated by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior year) for the third quarter of 1997 increased 10.8% over the third quarter of 1996. Comparable store sales increased .3% in the third quarter of 1996 over the third quarter of 1995.

In the third quarter of 1997, gross margin increased by $12.6 million as compared to the third quarter of 1996 and as a percentage of net sales decreased from 38.5% to 37.7%. The decline in gross margin percentage resulted principally from the impact of the lower gross margin realized by the VPC division. The gross margin in the Company's traditional stores improved as occupancy costs decreased as a percentage of net sales.

Selling, general and administrative costs for the third quarter of 1997 increased $9.7 million as compared to the third quarter of 1996, yet as a percentage of net sales decreased from 32.1% to 30.8%. The principal components of selling, general and administrative costs increased as a result of the Company's growth. As a percentage of net sales, advertising expense decreased from 7.0% to 5.6% , store salaries remained flat at 12.6% and other store and non-store general and administrative costs increased from 12.5% to 12.6%. The relationship of these components of selling, general and administrative costs to net sales was favorably impacted by the operations of the VPC division.

Interest expense, net of interest income, decreased from $755,000 in the third quarter of 1996 to $598,000 in the third quarter of 1997. Weighted average borrowings outstanding, including obligations under capital leases, decreased from $58.1 million in the third quarter of 1996 to $57.6 million in the third quarter of 1997, while the weighted average interest rate on outstanding indebtedness equaled 6.3% for both periods. The effective interest rate includes commitment fees paid pursuant to the credit agreement (see Liquidity and Capital Resources) under which there was no indebtedness outstanding in either the third quarter of 1996 or 1997. Interest expense associated with the 5 1/4% Convertible Subordinated Notes (see Liquidity and Capital Resources) was offset by interest income of $164,000 and $310,000 resulting from the investment of excess cash in short-term securities during the third quarter of 1996 and 1997, respectively.

The effective tax rate remained unchanged between the quarters at approximately 41.3%.

The factors discussed above resulted in net earnings of $5,569,000, or 3.8% of net sales, for the third quarter of 1997 as compared to $3,744,000, or 3.4% of net sales, for the third quarter of 1996.

Results of Operations - Nine months

Net sales in the first nine months of 1997 increased $98.0 million, or 31.3%, over the prior year due to sales from stores opened after November 2, 1996, sales from the 17 C&R stores and 6 NAL stores acquired by VPC in January 1997 and May 1997, respectively, and a comparable store sales increase. Comparable store sales for the first nine months of 1997 increased 7.1% over the first nine months of 1996. Comparable store sales increased 2.8% in the first nine months of 1996 over the first nine months of 1995.

In the first nine months of 1997, gross margin increased by $34.3 million as compared to the first nine months of 1996 and as a percentage of net sales decreased from 38.5% to 37.7%. The decline in gross margin percentage resulted principally from the impact of the lower gross margin realized by the VPC division. The gross margin in the Company's traditional stores improved slightly as product costs and occupancy costs decreased as a percentage of net sales.

Selling, general and administrative costs for the first nine months of 1997 increased $27.2 million as compared to the first nine months of 1996, yet as a percentage of net sales decreased from 32.1% to 31.0%. The principal components of selling, general and administrative costs increased as a result of the Company's growth. As a percentage of net sales, advertising expense decreased from 6.9% to 6.2% , store salaries decreased from 12.8% to 12.5% and other store and non-store general and administrative costs decreased from 12.4% to 12.3%. The relationship of these components of selling, general and administrative costs to net sales was favorably impacted by the operations of the VPC division.

Interest expense, net of interest income, increased from $1,594,000 in the first nine months of 1996 to $1,824,000 in the first nine months of 1997. Weighted average borrowings outstanding, including obligations under capital leases, increased from $53.5 million in the first nine months of 1996 to $57.7 million in the first nine months of 1997, while the weighted average interest rate on outstanding indebtedness decreased from 6.3% to 6.2%. The effective interest rate includes commitment fees paid pursuant to the credit agreement (see Liquidity and Capital Resources) under which indebtedness was outstanding for only a portion of the first nine months of 1996 and no indebtedness was outstanding during the first nine months of 1997. Interest expense associated with the 5 1/4% Convertible Subordinated Notes (see Liquidity and Capital Resources) was offset by interest income of $926,000 and $877,000 resulting from the investment of excess cash in short-term securities during the first nine months of 1996 and 1997, respectively.

The effective tax rate remained unchanged for the nine-month periods at approximately 41.3%.

The factors discussed above resulted in net earnings of $14,941,000, or 3.6% of net sales, for the first nine months of 1997 as compared to $10,862,000, or 3.5% of net sales, for the first nine months of 1996.

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

The change in the Company's cash position during the nine months ended November 1, 1997, resulted from the following combination of factors:

         Net proceeds from issuance of 1,000,000 shares of common stock on July 23, 1997 of approximately $30 million.

         Net cash used in operations, principally related to an inventory increase due to seasonal inventory buildup and the addition of 36 stores opened during the nine months ended November 1, 1997, as well as the purchase of inventory for stores to be opened in the fourth quarter of 1997.

         Use of cash in connection with capital expenditures related to new stores opened during the nine months ended, or under construction at, November 1, 1997, land and building purchased for use by the Company in connection with various training and meeting functions, employee retreats and vendor relations and purchases of telecommunication and computer equipment.

         The acquisition of six NAL stores, including inventory and related intangibles.

On June 2, 1997, the Company entered into a revolving credit agreement ("Revised Credit Agreement") to replace the second amended and restated Credit Agreement with its bank group that became effective on June 30, 1995. The Revised Credit Agreement provides for borrowings of up to $125 million through April 30, 2002. As of December 15, 1997, there was no indebtedness outstanding under the Revised Credit Agreement.

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

The Company anticipates opening a total of approximately 50 new stores in the current fiscal year, including the 36 stores opened in the first nine months of 1997. The continuing consolidation of the men's tailored clothing industry and recent financial difficulties of significant menswear retailers may present the Company with opportunities to acquire retail chains significantly larger than the Company's past acquisitions. Any such acquisitions may be undertaken as an alternative to opening new stores. The Company has received, and from time to time in the past has received, inquiries concerning its interest in possible acquisitions and has requested information with respect thereto. The Company may use cash on hand, together with its cash flow from operations and borrowings under the Revised Credit Agreement, to take advantage of acquisition opportunities.

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

                           PART II - OTHER INFORMATION




ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

 11.1    Statement of Computation of Net Earnings Per Share.

 27.1    Financial Data Schedule.

(b) The Company did not file any reports on Form 8-K during the 13 weeks ended November 1, 1997.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereinto duly authorized.



The Men's Wearhouse, Inc.
(REGISTRANT)





_/s/____________________
David H. Edwab
President
December 15, 1997



_/s/____________________
Gary G. Ckodre
Vice President - Finance and Principal Financial
 and Accounting Officer
December 15, 1997

                                INDEX TO EXHIBITS




11.1     Statement of Computation of Net Earnings Per Share.

27.1     Financial Data Schedule.