Form 10-K
period 1998-01-31
MENS WEARHOUSE INC
filed 1998-05-01
CIK 884217

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

   FOR THE FISCAL YEAR ENDED JANUARY 31, 1998 OR

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
        (State or Other Jurisdiction of                          (I.R.S. Employer
         Incorporation or Organization)                       Identification Number)

              5803 GLENMONT DRIVE                                     77081
                 HOUSTON, TEXAS                                     (Zip Code)
    (Address of Principal Executive Offices)

                                 (713) 592-7200
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                                              NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                              ON WHICH REGISTERED
              -------------------                             ---------------------
                                              NONE

          Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                 5 1/4% CONVERTIBLE SUBORDINATED NOTES DUE 2003

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of shares of Common Stock on the Nasdaq National Market System on April 24, 1998, was approximately $943.8 million.

     The number of shares of Common Stock of the Registrant outstanding on April 24, 1998 was 22,143,073, excluding 11,923 shares classified as Treasury Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

                    DOCUMENT                                    INCORPORATED AS TO
                    --------                                    ------------------
   Notice and Proxy Statement for the Annual            Part III: Items 10, 11, 12 and 13
                   Meeting of
Shareholders scheduled to be held June 24, 1998.

================================================================================

                             FORM 10-K REPORT INDEX

   10-K PART                                                                    PAGE
  AND ITEM NO.                                                                  NO.
  ------------                                                                  ----
PART I
  Item 1.         Business....................................................    1
  Item 2.         Properties..................................................    7
  Item 3.         Legal Proceedings...........................................    8
  Item 4.         Submission of Matters to a Vote of Security Holders.........    8
PART II
  Item 5.         Market for the Registrant's Common Equity and Related
                    Stockholder Matters.......................................    9
  Item 6.         Selected Financial Data.....................................   10
  Item 7.         Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.................................   12
  Item 8.         Financial Statements and Supplementary Data.................   18
  Item 9.         Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosure..................................   31
PART III
  Item 10.        Directors and Executive Officers of the Registrant..........   31
  Item 11.        Executive Compensation......................................   31
  Item 12.        Security Ownership of Certain Beneficial Owners and
                    Management................................................   31
  Item 13.        Certain Relationships and Related Transactions..............   31
PART IV
  Item 14.        Exhibits, Financial Statement Schedules and Reports on Form
                    8-K.......................................................   31

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     The Men's Wearhouse commenced operations in 1973 as a partnership and was incorporated as The Men's Wearhouse, Inc. under the laws of Texas in May 1974. Its principal executive offices are located at 5803 Glenmont Drive, Houston, Texas 77081 (telephone number 713/592-7200), and at 40650 Encyclopedia Circle, Fremont, California 94538 (telephone number 510/657-9821).

     As used herein, the term "Men's Wearhouse" refers to The Men's Wearhouse, Inc. and its wholly owned subsidiaries, exclusive of Value Priced Clothing, Inc. and its wholly owned subsidiary, Value Priced Clothing II, Inc. (collectively referred to as "VPC"), and the term the "Company" refers to The Men's Wearhouse, Inc. and its wholly owned subsidiaries including VPC. Additionally, the terminology a "Men's Wearhouse store" or a "traditional store" refers to a traditional Men's Wearhouse store, while a "VPC store" refers to stores operated by VPC under the names "C&R ", "NAL" and "Suit Warehouse".

THE COMPANY

     The Company is one of the largest off-price specialty retailers of men's tailored business attire in the United States. As of January 31, 1998, the Company operated 396 stores in 37 states, with approximately 37% of its locations in Texas and California.

     The Company operates its stores in the following formats:

          MEN'S WEARHOUSE. Men's Wearhouse targets middle and upper middle income men with a strategy of providing value to its customers by offering quality merchandise at consistent, everyday low prices with a superior level of customer service. Men's Wearhouse stores offer a broad selection of designer, brand name and private label merchandise at prices it believes are typically 20% to 30% below the regular retail prices of traditional department and specialty store prices. The price of suits generally ranges from $199 to $499. The Company considers its merchandise, which includes suits, sport coats, slacks, outerwear, dress shirts, shoes and accessories, conservative. By concentrating on tailored business attire, a category of men's clothing characterized by infrequent and more predictable fashion changes, the Company believes it is not as exposed to trends typical of more fashion-forward apparel retailers, where markdowns and promotional pricing are more prevalent. At January 31, 1998, the Company operated 371 Men's Wearhouse stores in 37 states and the District of Columbia.

          VALUE PRICED CLOTHING. The Company launched VPC in late 1996 to address the market for a more price sensitive customer. The Company believes that a large portion of customers in the men's tailored clothing market is motivated by low prices rather than superior service. VPC offers a selection of brand names and private label merchandise that the Company believes is typically 30% to 50% below the regular retail prices of traditional department store and specialty store prices. The price of suits generally ranges from $99 to $199. At January 31, 1998, the Company operated 25 VPC stores in four states.

STORE OPERATIONS AND EXPANSION

     The Company's expansion strategy includes opening additional traditional stores in new and existing markets and increasing its net sales and profitability in its existing markets. In general terms, a market is defined as a geographic area served by a common group of television stations. On a limited basis, the Company has acquired store locations, inventories, customer lists, trademarks and tradenames from existing local menswear retailers in both new and existing markets, and may do so in the future. At present, the Company plans to open approximately 50 new traditional stores during 1998 and to continue its expansion in subsequent years.

     The Company has focused on acquiring and growing its VPC store format and has completed three acquisitions between January 1997 and February 1998. Those acquisitions included: (i) the January 1997 acquisition of C&R Clothiers ("C&R"), a privately held retailer of 17 men's tailored clothing stores in Southern California, (ii) the May 1997 acquisition of Walter Pye's Men's Shops, Inc. ("NAL") which operated four stores in the greater Houston area and one in each of San Antonio, Texas and New Orleans, Louisiana and (iii) the February 1998 acquisition of T.H.C., Inc. ("Suit Warehouse") operating four stores in metropolitan Detroit.

     The Company, through VPC, has begun a process to integrate and develop these acquired operations over the next eight to twelve months to achieve a singular store format and focus. This process will include a move toward a common average store size, ranging from 10,000 to 15,000 square feet, with hours of operation from Friday through Sunday only in most markets. In conjunction with this effort, the Company expects to utilize a common format and name to build brand awareness with targeted customers. To achieve this singular focus and format, the Company intends to open a limited number of new VPC stores, convert some existing stores to this format, close some nonconforming stores and consider acquisition opportunities.

     As a result of the consolidation of the men's tailored clothing industry, the Company has been and expects to continue to be presented with significant opportunities for growth within its industry. Such opportunities may include, but are not limited to, increased direct sourcing of merchandise, including possible ventures with apparel manufacturers, acquisitions of menswear retailers and the acquisition or licensing of designer or nationally recognized brand labels.

MERCHANDISING

     Men's Wearhouse stores offer a broad selection of designer, brand name and private label men's business attire, including a consistent stock of core items (such as navy blazers, tuxedos and basic suits) and considers its merchandise conservative. Although basic styles are emphasized, each season's merchandise does reflect current fabric and color trends, and a small percentage of inventory, accessories in particular, is usually more fashion oriented. The broad merchandise selection creates increased sales opportunities by permitting a customer to purchase substantially all of his tailored wardrobe and accessory requirements, including shoes, at a Men's Wearhouse store. Within its tailored clothing, Men's Wearhouse offers an assortment of styles from a variety of manufacturers and maintains a broad selection of fabrics and colors. The Company believes that the depth of selection it offers at Men's Wearhouse provides it with an advantage over most of its competitors.

     In 1995, Men's Wearhouse expanded its inventory mix to include "business casual" merchandise designed to meet increased demand for such product resulting from the trend toward more relaxed dress codes in the workplace. The added merchandise consists of tailored and non-tailored clothing that complements the existing product mix and provides opportunity for enhanced sales without significant inventory risk. The expanded inventory includes, among other things, more sport coats, casual slacks, knits and woven sports shirts, sweaters and casual shoes.

     The Company believes its Men's Wearhouse stores differ from most other off-price retailers in that the Company does not purchase significant quantities of merchandise overruns or close-outs. Men's Wearhouse stores provide recognizable quality merchandise at consistent prices that assist the customer in identifying the value available at Men's Wearhouse. The Company believes that the merchandise at Men's Wearhouse stores is generally offered 20% to 30% below traditional department and specialty store regular prices. Men's Wearhouse affixes a ticket to each item, which displays Men's Wearhouse selling price alongside the price the Company regards as the regular retail price of the item. At the check-out counter, the customer's receipt reflects the savings from what the Company considers the regular retail price.

     By targeting men's tailored business attire, a category of men's clothing characterized by infrequent and more predictable fashion changes, the Company believes it is not as exposed to trends typical of more fashion-forward apparel retailers. This allows Men's Wearhouse stores to carry basic merchandise over to the following season and reduces the need for markdowns; for example, a navy blazer or gray business suit may be carried over to the next season. Men's Wearhouse has a once-a-year sale that commences the day after Christmas and runs through the month of January, during which prices on many items are reduced 20% to 50% off the everyday low prices. This sale reduces stock at year-end and prepares for the arrival of the new season's merchandise.

     During 1995, 1996 and 1997, 74%, 72% and 71%, respectively, of the Company's net sales were attributable to tailored clothing (suits, sport coats and slacks), and 26%, 28% and 29%, respectively, were attributable to accessories and other items.

     Customers may pay for merchandise with cash, check or nationally recognized credit cards.

CUSTOMER SERVICE AND MARKETING

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

     Men's Wearhouse encourages its clothing consultants to be friendly and knowledgeable and to promptly greet each customer entering the store. The consultants are encouraged to offer guidance to the customer at each stage of the decision-making process, making every effort to earn the customer's confidence and to create a professional relationship that will continue beyond the initial visit. Clothing consultants are also encouraged to contact customers after the purchase or pick-up of tailored clothing to determine whether customers are satisfied with their purchases and, if necessary, to take corrective action. Store personnel have full authority to respond to customer complaints and reasonable requests, including the approval of returns, exchanges, refunds, re-alterations and other special requests, all of which the Company believes helps promote customer satisfaction and loyalty.

     Each Men's Wearhouse store provides on-site tailoring services to facilitate timely alterations at a reasonable cost to customers. Tailored clothing purchased at a Men's Wearhouse store will be pressed and re-altered (if the alterations were performed at a Men's Wearhouse store) free of charge for the life of the garment.

     Because management believes that men prefer direct and easy store access, the Company attempts to locate Men's Wearhouse stores in neighborhood strip and specialty retail centers or in freestanding buildings to enable customers to park near the entrance of the store.

     The Company's annual advertising expenditures, which were $27.4 million, $31.0 million and $38.0 million in 1995, 1996 and 1997, respectively, are significant. However, the Company believes that once it attracts prospective customers, the experience of shopping in its stores will be the primary factor encouraging subsequent visits. Men's Wearhouse advertises principally on television and radio, which it considers the most effective means of attracting and reaching potential customers, and its advertising campaign is designed to reinforce its image of providing value and customer service. "I guarantee it" is a long standing phrase associated with Men's Wearhouse and its advertising campaign. In the advertisements, the Company's Chief Executive Officer and co-founder guarantees customer satisfaction with the apparel purchased, the quality of tailoring and the total shopping experience.

PURCHASING AND DISTRIBUTION

     The Company purchases merchandise from approximately 200 vendors. In 1997, one vendor accounted for approximately 10% of purchases; however, management does not believe that the loss of such vendor or any other vendor would significantly impact the Company. While the Company has no material long-term contracts with its vendors, the Company believes that it has developed an excellent relationship with its vendors, which is supported by consistent purchasing practices.

     The Company believes it obtains favorable buying opportunities relative to many of its competitors. The Company does not request cooperative advertising support from manufacturers, which reduces the manufacturers' costs of doing business and enables them to offer lower prices to the Company. Further, the Company believes it obtains better discounts by entering into purchase arrangements that provide for limited return policies, although the Company always retains the right to return goods that are damaged upon receipt or determined to be improperly manufactured. Finally, volume purchasing of specifically planned quantities purchased well in advance of the season enables more efficient production runs by manufacturers, who, in turn, are provided the opportunity to pass some of the cost savings back to the Company.

     During 1993, the Company expanded its inventory sourcing capabilities by implementing a direct sourcing program. Under this program, the Company purchases fabric from mills and contracts with certain factories for the assembly of the end product (suits, sport coats, slacks, shirts or shoes). Such arrangements for fabric and assembly have been with both domestic and foreign mills and factories. Previous purchases from such mills and factories had been through other suppliers. Product acquired during 1995, 1996 and 1997 through the direct sourcing program represented approximately 20%, 28% and 31%, respectively, of total inventory purchases, and the Company expects that purchases through such program will represent approximately 35% of total purchases in 1998.

     To protect against currency exchange risks associated with certain firmly committed and certain other probable, but not firmly committed inventory transactions denominated in a foreign currency, the Company enters into forward exchange contracts. In addition, many of the purchases from foreign vendors are financed by letters of credit.

     In 1995, the Company entered into license agreements with a limited number of parties under which the Company is entitled to use designer labels, such as "Vito Rufolo", and nationally recognized brand labels such as "Botany" and "Botany 500", in return for royalties paid to the licensor based on the costs of the relevant product. These license agreements generally limit the use of the individual label to products of a specific nature (such as men's suits, men's formal wear or men's shirts). The labels licensed under these agreements will continue to be used in connection with a portion of the purchases under the direct sourcing program described above, as well as purchases from other vendors. The Company monitors the performance of these licensed labels compared to their cost and may elect to selectively terminate any license. During 1996, the Company purchased several trademarks, including "Cricketeer," "Joseph & Feiss International," "Baracuta," and "Country Britches," which will be used similarly to the Company's licensed labels. Because of the continued consolidation in the men's tailored clothing industry, the Company may be presented with opportunities to acquire or license other designer or nationally recognized brand labels.

     All merchandise is received into the Company's central warehouse located in Houston, Texas, except for merchandise intended for the VPC stores which is principally received at VPC's Culver City, California distribution center. Once received, merchandise is arranged by size. The computer generates bar-coded garment tags and labels and recommends distribution of the merchandise on the basis of each store's past performance with similar merchandise and existing inventory levels. This distribution is reviewed by a member of the merchandise staff and any necessary changes are made. Merchandise for a store is picked and then moved to the appropriate staging area for shipping. In addition to the central distribution center in Houston, the Company has additional space within certain Men's Wearhouse stores in the majority of its markets, which function as redistribution facilities for their respective areas. The Company's executive offices in Fremont, California also serve as a redistribution facility for the San Francisco Bay area.

     The Company leases and operates 23 long-haul tractors and 45 trailers, which, together with common carriers, ship merchandise from the vendors to the Company's distribution facilities and from the distribution facilities to centrally located stores within each market. The Company also leases 47 smaller van-like trucks, which are used to ship merchandise locally or within a given geographic region.

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

     The Company's inventory control systems, including purchase order management, automatic replenishment of basic items, and real-time point of sale, have contributed to enhanced performance and profitability and to achieving inventory shrinkage rates that are consistently below industry averages. The use of Electronic Data Interchange with several suppliers combined with the use of data warehousing and decision support technologies have substantially leveraged the efforts of the merchandising team, allowing them to reallocate time from simple and repetitive tasks to those requiring more analytical skills.

     The Company's voice mail system has enhanced internal communication capabilities. In addition, it has provided an actively used channel for improving customer service, and has contributed to the Company's advertising efforts, giving the Company access to unsolicited customer testimonials.

     Due to the dramatic changes in state of the art information technology, both in general and with regard to the retail industry, in mid-1997, the Company commenced an enterprise-wide project to upgrade its information technology, which is designed to increase the efficiency and the future productivity of its operations. In completing these modifications, the Company expects to achieve Year 2000 date conversion compliance. Capital expenditures related to the project are anticipated to be between approximately $12.0 million and $20.0 million. The amount of expenditures related specifically to Year 2000 date conversion compliance are not separable from this amount.

     The Company employs technology in several other areas of its operations and intends to continue its pursuit of technologies which will favorably impact performance and/or the delivery of customer service.

COMPETITION

     The Company believes that the unit demand for men's tailored clothing has declined. The Company's primary competitors include specialty men's clothing stores, traditional department stores, off-price retailers and manufacturer-owned and independently-owned outlet stores. Over the past several years market conditions have resulted in consolidation of the industry. The Company believes that the principal competitive factors in the men's tailored clothing market are merchandise assortment, quality, price, garment fit, merchandise presentation, store location and customer service. The Company attempts to distinguish itself from its competitors by providing what it believes are the best features of each competing shopping alternative.

     The Company believes that strong vendor relationships, its direct sourcing program and the buying power of the Company are the principal factors enabling it to obtain quality merchandise at attractive prices. The Company believes that its vendors rely on the Company's predictable payment record and on the Company's history of honoring all promises, including the Company's promise not to advertise names of labeled and unlabeled designer merchandise, when requested. Certain of the Company's competitors (principally department stores) are larger and have substantially greater financial, marketing and other resources than the Company and there can be no assurance that the Company will be able to compete successfully with them in the future.

SEASONALITY

     Like most retailers, the Company's business is subject to seasonal fluctuations. Historically, over 30% of the Company's net sales and approximately 50% of its net earnings have been generated during the fourth quarter of each year. Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the results that may be achieved for the full year. See Note 9 of Notes to Consolidated Financial Statements.

TRADEMARKS AND SERVICE MARKS

     The Company is the owner in the United States of the trademark and service mark "The Men's Wearhouse(R)", and of federal registrations therefor expiring in 2009 and 2002, respectively, subject to renewal. The Company has also been granted registrations for that trademark and service mark in 36 states (including Texas and California) of the 37 states, plus the District of Columbia, in which it does business and has used those marks. Applications for the most recent states entered are in process. The Company's rights in the "The Men's Wearhouse" mark are a significant part of the Company's business, as the mark has become well known through the Company's television and radio advertising campaigns. Accordingly, the Company intends to maintain its mark and the related registrations.

     The Company is also the owner in the United States of the servicemarks "C&R", "C&R Clothiers", "Walter Pye's" and "NAL". Such marks are used to identify the retail store services of and are the tradenames utilized by the retail clothing stores operated by VPC.

     In addition to The Men's Wearhouse, C&R Clothiers and NAL trademarks/service marks, the Company owns or licenses other trademarks/service marks used in the business, principally in connection with the labeling of product purchased through the direct sourcing program.

EMPLOYEES

     At January 31, 1998, the Company had approximately 6,000 employees, of whom approximately 5,000 were full-time and approximately 1,000 were part-time employees. Seasonality affects the number of part-time employees as well as the number of hours worked by full-time and part-time personnel. The Company has no collective bargaining agreements.

ITEM 2.  PROPERTIES

     As of January 31, 1998, the Company operated 396 stores in 37 states and the District of Columbia. The following table sets forth the location, by state, of these Company stores:

                                                                MEN'S
                                                              WEARHOUSE    VPC
                                                              ---------    ---
California..................................................      83       17
Texas.......................................................      42        6
Florida.....................................................      24       --
Michigan....................................................      18       --
Illinois....................................................      17       --
Ohio........................................................      15       --
Washington..................................................      13       --
Georgia.....................................................      11        1
Virginia....................................................      11       --
Pennsylvania................................................      10       --
Colorado....................................................       9       --
Massachusetts...............................................       9       --
Minnesota...................................................       9       --
North Carolina..............................................       9       --
Indiana.....................................................       8       --
Maryland....................................................       8       --
Tennessee...................................................       8       --
Arizona.....................................................       7       --
Missouri....................................................       7       --
Oregon......................................................       6       --
Wisconsin...................................................       6       --
Connecticut.................................................       5       --
Utah........................................................       5       --
South Carolina..............................................       4       --
Alabama.....................................................       3       --
Kentucky....................................................       3       --
Louisiana...................................................       3        1
Nevada......................................................       3       --
Oklahoma....................................................       3       --
Kansas......................................................       2       --
Nebraska....................................................       2       --
New Hampshire...............................................       2       --
District of Columbia........................................       1       --
Idaho.......................................................       1       --
Iowa........................................................       1       --
Mississippi.................................................       1       --
New Jersey..................................................       1       --
New Mexico..................................................       1       --
                                                                 ---       --
  Total.....................................................     371       25
                                                                 ===       ==

     Men's Wearhouse stores vary in size from approximately 2,800 to 10,800 total square feet (average square footage at January 31, 1998 was 4,779 square feet). Men's Wearhouse stores are primarily located in middle and upper middle income neighborhood strip and specialty retail shopping centers. The Company believes its customers generally prefer to limit the amount of time they spend shopping for men's tailored clothing and seek easily accessible store sites.

     Men's Wearhouse stores are designed to further the Company's strategy of facilitating sales while making the shopping experience pleasurable. Men's Wearhouse attempts to create a specialty store atmosphere through effective merchandise presentation and sizing, attractive in-store signs and efficient check-out procedures. Most of the traditional stores have similar floor plans and merchandise presentation to facilitate the shopping experience and sales process. Designer, brand name and private label garments are intermixed, and emphasis is placed on the fit of the garment rather than on a particular label or manufacturer. Each store is staffed with clothing consultants and sales associates and has a tailoring facility with at least one tailor.

     VPC stores vary in size from approximately 5,000 to 30,700 total square feet (average square footage at January 31, 1998 was 9,809 square feet).

     The Company owns the building that houses one of its stores in Dallas, Texas, and leases the underlying land from certain principal shareholders of the Company. The Company leases the remainder of its stores on terms generally from five to ten years with renewal options at higher fixed rates in most cases. Leases typically provide for percentage rent over sales break points. Additionally, most leases provide for a base rent as well as "triple net charges", including but not limited to common area and maintenance expenses, property taxes, utilities, center promotions and insurance. In certain markets, the Company leases between 1,000 and 5,000 additional square feet in a Men's Wearhouse store to be utilized as a redistribution facility in a geographic area.

     The Company purchased land and began construction of two stores in Seattle, Washington and Memphis, Tennessee in 1996. During 1997, the Company sold and leased back these properties on terms similar to those discussed in the preceding paragraph. There was no gain or loss resulting from any of these transactions. The Company may, on a limited basis, enter into similar transactions in the future.

     The Company owns a 240,000 square foot facility situated on approximately seven acres of land in Houston, Texas which serves as its principal office, warehouse and distribution facility. Approximately 40,000 square feet of this facility is used as office space for the Company's financial, information technology and merchandising departments with the remaining 200,000 square feet serving as a warehouse and distribution center. During 1996, the Company purchased a six-acre tract lot adjacent to its Houston facility to be used for warehouse and distribution facility expansion. Construction began on the facility in 1997 and is anticipated to be completed with the facility put into service in June 1998. The facility will contain approximately 150,000 square feet comprised of approximately 9,000 square feet of office space with the remaining 141,000 serving as a warehouse and distribution center.

     The Company's executive offices are housed in a 35,500 square foot facility owned by the Company, which serves as an office, training and redistribution facility.

     The Company also leases a building, situated on one acre in Houston, Texas and used as a supply depot, from certain principal shareholders of the Company. The lease term on this facility runs until August 31, 2005, and is on terms that the Company believes are no less favorable than could be obtained from an independent third party.

     During 1997, the Company closed and sold its 12,000 square foot Houston, Texas outlet store due to its proximity to one of the stores acquired from NAL.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of its business. Management believes that none of these matters will have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 31, 1998.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The Common Stock is traded on the Nasdaq under the symbol "SUIT." The following table sets forth, on a per share basis for the periods indicated, the high and low sale prices per share for the Common Stock for the two most recent fiscal years as reported by Nasdaq.

                                                               HIGH      LOW
                                                              ------    ------
FISCAL YEAR 1996
  First quarter ended May 4, 1996...........................  $38.50    $25.50
  Second quarter ended August 3, 1996.......................   37.00     17.00
  Third quarter ended November 2, 1996......................   27.00     18.25
  Fourth quarter ended February 1, 1997.....................   28.50     16.25
FISCAL YEAR 1997
  First quarter ended May 3, 1997...........................  $31.00    $23.00
  Second quarter ended August 2, 1997.......................   37.63     25.13
  Third quarter ended November 1, 1997......................   41.25     33.50
  Fourth quarter ended January 31, 1998.....................   39.75     30.00

     On April 24, 1998, there were approximately 313 holders of record and approximately 3,900 beneficial holders of the Company's Common Stock.

     The Company has not paid dividends on its Common Stock and for the foreseeable future intends to retain all its earnings for the future operation and expansion of its business. The Company's Credit Agreement prohibits the payment of cash dividends. See Note 4 of Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected statement of earnings and balance sheet information for the fiscal years indicated has been derived from the Company's audited consolidated financial statements. The Company's consolidated financial statements as of February 1, 1997 and January 31, 1998 and for each of the three years in the period ended January 31, 1998 were audited by Deloitte & Touche LLP, independent auditors, whose report thereon appears elsewhere herein. The Selected Financial Data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto. References herein to years are to the Company's 52- or 53-week fiscal year, which ends on the Saturday nearest January 31 in the following calendar year. For example, references to "1997" mean the fiscal year ended January 31, 1998. All fiscal years for which financial information is included herein had 52 weeks, except 1995 which had 53 weeks.

                                                              FISCAL YEAR
                                          ----------------------------------------------------
                                            1993       1994       1995       1996       1997
                                          --------   --------   --------   --------   --------
                                                (DOLLARS AND SHARES IN THOUSANDS, EXCEPT
                                                  PER SHARE AND PER SQUARE FOOT DATA)
STATEMENT OF EARNINGS DATA:
  Net sales.............................  $240,394   $317,127   $406,343   $483,547   $631,110
  Gross margin..........................    91,766    121,878    157,615    188,366    242,593
  Operating income......................    15,818     22,375     30,606     38,134     51,530
  Net earnings..........................     8,739     12,108     16,508     21,143     28,883
  Basic earnings per share of common
     stock(1)(7)........................  $   0.49   $   0.64   $   0.83   $   1.01   $   1.34
  Diluted earnings per share of common
     stock(1)(7)........................  $   0.48   $   0.63   $   0.82   $   1.01   $   1.31
  Weighted average shares
     outstanding(1)(7)..................    17,768     18,811     19,881     20,903     21,562
  Weighted average shares outstanding
     plus dilutive potential common
     shares(1)(7).......................    18,138     19,163     20,226     22,734     23,589
OPERATING INFORMATION:
  Percentage increase in comparable
     store sales(2).....................      17.2%       8.4%       6.8%       3.9%       8.5%
  Average square footage -- all
     stores(3)..........................     4,539      4,553      4,687      4,863      5,097
  Average sales per square foot of
     selling space(4)...................  $    404   $    406   $    416   $    413   $    420
Number of stores:
  Open at beginning of the period.......       143        183        231        278        345
  Opened................................        40         48         48         50         50
  Acquired..............................        --         --         --         17          6
  Closed................................        --         --         (1)        --         (5)
                                          --------   --------   --------   --------   --------
  Open at end of the period.............       183        231        278        345        396
Capital expenditures(5).................  $ 11,461   $ 23,736   $ 22,538   $ 26,222   $ 27,380

                                        JANUARY 29,   JANUARY 28,   FEBRUARY 3,   FEBRUARY 1,   JANUARY 31,
                                           1994          1995          1996          1997          1998
                                        -----------   -----------   -----------   -----------   -----------
BALANCE SHEET INFORMATION:
  Working capital.....................   $ 42,689      $ 68,078      $ 88,798      $136,837      $182,561
  Total assets........................    112,176       160,494       204,105       295,478       379,415
  Long-term debt and capital
     leases(6)........................     10,790        24,575         4,250        57,500        57,500
  Shareholders' equity................     57,867        84,944       136,961       159,129       220,048

---------------

(1) Adjusted to give effect to a 50% stock dividend effected on August 6, 1993 and a 50% stock dividend effected on November 15, 1995.

(2) Comparable store sales data is calculated by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period.

(3) Average square footage -- all stores is calculated by dividing the total square footage for all stores open at the end of the period by the number of stores open at the end of such period.

(4) Average sales per square foot of selling space is calculated by dividing total selling square footage for all stores open the entire year into total sales for those stores.

(5) Excludes additions to capital lease property in 1993.

(6) January 31, 1998 and February 1, 1997 balances represent the 5 1/4% Convertible Subordinated Notes Due 2003 (see Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources).

(7) Earnings per share amounts have been restated to reflect adjustments necessary for proper presentation under Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (see Note 2 of Notes to Consolidated Financial Statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Men's Wearhouse opened its first store in Houston, Texas in August 1973, growing to 143 stores by the end of 1992 and 396 stores by January 31, 1998. This growth has resulted in significant increases in net sales and has also contributed to increased net earnings for the Company.

     Generally, new Men's Wearhouse stores contribute toward covering corporate overhead and other indirect costs within three months of opening, depending primarily upon the month within which the store is opened. See "Item 1.
Business -- Seasonality." In determining store contribution, the Company considers net sales, cost of sales and other direct store costs, but excludes buying costs, corporate overhead, depreciation and amortization, financing costs and advertising. Expansion is generally continued within a market as long as management believes it will provide profitable incremental sales volume.

     The Company currently intends to continue its expansion in new and existing markets and plans to open approximately 50 new traditional stores and a limited number of new VPC stores in 1998. The average cost (excluding telecommunications and point-of-sale equipment and inventory) of opening a new store is expected to be approximately $275,000 to $300,000 for a traditional store in 1998.

     In addition to increases in net sales resulting from new stores and acquisitions, the Company has experienced comparable store sales increases in each of the past five years, including an 8.5% increase for 1997.

     The Company has closed only six stores in the five years ended January 31, 1998. Generally, in determining whether to close a store, the Company considers the store's historical and projected performance and the continued desirability of the store's location. Store performance is continually monitored and, occasionally, as neighborhoods and shopping areas change, management may determine that it is in the best interest of the Company to close or relocate a store. In 1995, the Company closed one store in California due to substandard performance and the opening of a store at a more attractive alternative location. In 1997, the Company closed two traditional stores in California and two traditional stores in Texas due to substandard performance and/or the proximity of a newly opened store. Also in 1997, after the acquisition of NAL, the Company closed one of its outlet centers due to the proximity of an acquired store.

     The following table sets forth the Company's results of operations expressed as a percentage of net sales for the periods indicated:

                                                                    FISCAL YEAR
                                                              -----------------------
                                                              1995     1996     1997
                                                              -----    -----    -----
Net sales...................................................  100.0%   100.0%   100.0%
Cost of goods sold, including buying and occupancy costs....   61.2     61.0     61.6
                                                              -----    -----    -----
Gross margin................................................   38.8     39.0     38.4
Selling, general and administrative expenses................   31.3     31.1     30.3
                                                              -----    -----    -----
Operating income............................................    7.5      7.9      8.1
Interest expense............................................    0.6      0.4      0.3
                                                              -----    -----    -----
Earnings before income taxes................................    6.9      7.5      7.8
Income taxes................................................    2.8      3.1      3.2
                                                              -----    -----    -----
Net earnings................................................    4.1%     4.4%     4.6%
                                                              =====    =====    =====

RESULTS OF OPERATIONS

  1997 Compared with 1996

     The following table presents a breakdown of 1996 and 1997 net sales of the Company by stores open in each of these periods:

                                                                    NET SALES
                                                           ----------------------------
STORES                                                      1996      1997     INCREASE
------                                                     ------    ------    --------
                                                                  (IN MILLIONS)
56 stores opened or acquired in 1997(1)..................  $   --    $ 46.6     $ 46.6
67 stores opened or acquired in 1996(2)..................    36.8     103.2       66.4
Stores opened before 1996................................   446.7     481.3       34.6
                                                           ------    ------     ------
          Total..........................................  $483.5    $631.1     $147.6
                                                           ======    ======     ======

---------------

(1) Sales include $10.6 million attributable to the six NAL stores acquired in May 1997, with the remaining $36.0 million attributable to the 50 Men's Wearhouse stores opened in 1997.

(2) Sales include $0.9 million and $23.4 million for 1996 and 1997, respectively, attributable to the 17 C&R stores acquired in 1996, with the remaining $35.9 million and $79.8 million for 1996 and 1997, respectively, attributable to the 50 Men's Wearhouse stores opened in 1996.

     The Company's net sales increased $147.6 million, or 30.5%, to $631.1 million for 1997 due primarily to sales resulting from the increased number of stores and increased sales at existing stores. Comparable store sales (which are calculated by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period) increased 8.5% from 1996. The comparable store sales increase for 1997 does not include sales from the VPC stores. Acquired VPC stores accounted for $33.1 million of the sales increase for 1997.

     Gross margin increased $54.2 million, or 28.8%, to $242.6 million in 1997. As a percentage of sales, gross margin decreased from 39.0% in 1996 to 38.4% in 1997. This decline in gross margin predominantly resulted from the operations of VPC stores, which have a lower product margin than traditional Men's Wearhouse stores; however, this decline was partially offset by an increase in the gross margin percentage for the traditional Men's Wearhouse stores, primarily due to a decrease in occupancy costs and product costs as a percentage of sales.

     Selling, general and administrative ("SG&A") expenses decreased, as a percentage of sales, from 31.1% in 1996 to 30.3% in 1997, while SG&A expenditures increased by $40.8 million to $191.1 million. On an absolute dollar basis, the principal components of SG&A expenses increased primarily due to the Company's growth. The decrease in SG&A expenses as a percentage of sales was related primarily to the operations of VPC stores, which have lower operating costs than traditional stores, and the impact of traditional store comparable sales increases. Advertising expense decreased from 6.4% to 6.0% of net sales and store salaries decreased from 12.4% to 12.1% of net sales; other SG&A expenses decreased from 12.3% to 12.2% of net sales.

     Interest expense, net of interest income, increased from $2.1 million in 1996 to $2.4 million in 1997. Weighted average borrowings outstanding increased $3.1 million from the prior year to $57.7 million in 1997, while the weighted average interest rates on outstanding indebtedness increased from 6.2% to 6.3%. Interest expense associated with the 5 1/4% Convertible Subordinated Notes (the "Notes") was offset by interest income of $1.3 million in 1997 and $1.2 million in 1996 resulting from the investment of excess cash.

     The Company's effective income tax rate for the year ended January 31, 1998 was 41.3% and remained unchanged from the prior year. The effective tax rate was higher than the statutory federal rate of 35% primarily due to the effect of state income taxes and the nondeductibility of a portion of meal and entertainment expenses. This, combined with the factors discussed above, resulted in 1997 net earnings of $28.9 million, or 4.6%, of net sales, compared with 1996 net earnings of $21.1 million, or 4.4% of net sales.

  1996 Compared with 1995

     The following table presents a breakdown of 1995 and 1996 net sales of the Company by stores open in each of these periods:

                                                                    NET SALES
                                                           ----------------------------
STORES                                                      1995      1996     INCREASE
------                                                     ------    ------    --------
                                                                  (IN MILLIONS)
67 stores opened or acquired in 1996(1)..................  $   --    $ 36.8     $36.8
48 stores opened in 1995.................................    30.8      65.9      35.1
Stores opened before 1995................................   375.5     380.8       5.3
                                                           ------    ------     -----
          Total..........................................  $406.3    $483.5     $77.2
                                                           ======    ======     =====

---------------

(1) Sales include $0.9 million attributed to the 17 C&R stores acquired on January 17, 1997, with the remaining $35.9 million being attributable to the 50 Men's Wearhouse stores opened in 1996.

     Net sales in 1996 increased $77.2 million, or 19.0%, compared with 1995 primarily due to the increased number of stores and increased sales at existing stores. Comparable store sales increased 3.9% from 1995. The comparable store sales increase for 1996 does not include sales from the VPC stores.

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

     The Company's SG&A expenses increased by $23.2 million between 1995 and 1996. All the principal components of SG&A expenses increased primarily due to the Company's growth. As a percentage of net sales, SG&A expenses decreased from 31.3% to 31.1%. Advertising expense decreased from 6.7% to 6.4% of net sales and store salaries decreased from 13.0% to 12.4% of net sales, while other SG&A expenses increased from 11.5% to 12.3% of net sales.

     Interest expense, net of interest income, decreased from $2.5 million in 1995 to $2.1 million in 1996. Weighted average borrowings outstanding increased from $31.6 million in 1995 to $54.6 million in 1996, while the weighted average interest rates on outstanding indebtedness decreased from 8.3% to 6.2%. The effective interest rate includes commitment fees paid pursuant to the then existing credit agreement under which indebtedness was outstanding for only a portion of the first quarter of 1996. Interest expense associated with the 5 1/4% Convertible Subordinated Notes was offset by interest income of $1.2 million resulting from the investment of excess cash from the sale of Notes in short-term securities in 1996.

     The Company's 1996 effective tax rate of 41.3% was relatively unchanged from the 41.2% effective rate for 1995. This, combined with the factors discussed above, resulted in 1996 net earnings of $21.1 million, or 4.4% of net sales, as compared to 1995 net earnings of $16.5 million, or 4.1% of net sales.

LIQUIDITY AND CAPITAL RESOURCES

     In August 1995, the Company issued 1,725,000 shares of Common Stock for net proceeds of $34.7 million. The Company used the proceeds from such offering to reduce indebtedness under its revolving credit facilities. In July 1997, the Company issued 1,000,000 shares of Common Stock for net proceeds of $30.0 million. The Company used the proceeds from such offering to fund its continued expansion and upgrade its information technology infrastructure. The remaining cash has been invested in short-term securities and will be used to fund the Company's continued expansion and to upgrade its information technology, with any remaining proceeds used to minimize indebtedness under the Company's credit agreement.

     In March 1996, the Company issued $57.5 million of 5 1/4% Convertible Subordinated Notes due 2003. The Notes are convertible into Common Stock at a conversion price of $34.125 per share. A portion of the net proceeds from the Notes was used to repay outstanding indebtedness under the then existing credit agreement and the balance has been invested in new stores, the acquisition of C&R and Walter Pye's, licenses, trademarks, short-term interest bearing securities or otherwise used to minimize borrowings under the then existing credit agreement. Interest on the Notes is payable semi-annually on March 1 and September 1 of each year.

     In June 1997, the Company entered into a new revolving credit agreement with its bank group (the "Credit Agreement") which replaced a previously existing credit facility. The Credit Agreement provides for borrowing of up to $125 million through April 30, 2002. As of January 31, 1998, there was no indebtedness outstanding under the Credit Agreement.

     Advances under the Credit Agreement bear interest at a rate per annum equal to, at the Company's option, (i) the agent's prime rate or (ii) the reserve adjusted LIBOR rate plus an interest rate margin varying between .875% to 1.375%. The Credit Agreement provides for fees applicable to unused commitments of .125% to .275%.

     The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain a minimum amount of Consolidated Net Worth (as defined). The Company is also required to maintain certain debt to cash flow, cash flow coverage and current ratios and must keep its average store inventories below certain specified amounts. In addition, the Credit Agreement limits additional indebtedness, creation of liens, Restrictive Payments (as defined) and Investments (as defined). The Credit Agreement also prohibits payment of cash dividends on the Common Stock of the Company. The Credit Agreements permits, with certain limitations, the Company to merge or consolidate with another company, sell or dispose of its property, make acquisitions, issue options or enter into transactions with affiliates. The Company is in compliance with the covenants in the Credit Agreement.

     The Company's primary sources of working capital are cash flow from operations, proceeds from the sale of the Notes discussed above, and borrowings under the Credit Agreement. The Company had working capital of $88.8 million, $136.8 million and $182.6 million at the end of 1995, 1996 and 1997, respectively. Historically, the Company's working capital has been at its lowest level in January and February, and has increased through November as inventory buildup is financed with both short-term and long-term borrowings in preparation for the fourth quarter selling season. In 1995, as inventories were reduced by sales in December and January, working capital was also reduced as the net proceeds from these sales were used to reduce outstanding long-term borrowings under the then existing credit agreement. In 1996 and 1997 cash generated by December and January sales resulted in larger cash balances as no amount has been outstanding under credit agreements with banks after the sale of the Notes in March 1996.

     Net cash provided by operating activities amounted to $9.4 million, $19.8, and $28.9 in 1995, 1996, and 1997, respectively. These amounts primarily represent net earnings plus depreciation and amortization and increases in current liabilities, offset by increases in inventories and other current assets. The increase in inventories of $28.6 million in 1995, $27.3 million in 1996 and $39.3 million in 1997 resulted from the addition of inventory for new and acquired stores and stores expected to be opened shortly after the year-end, backstocking and the purchase of fabric used in the direct sourcing of inventory.

     Capital expenditures totaled $22.5 million, $26.2 million and $27.4 million in 1995, 1996 and 1997, respectively. The following table details capital expenditures (in millions):

                                                              1995     1996     1997
                                                              -----    -----    -----
New store construction......................................  $11.1    $13.6    $ 9.1
Information technology......................................    5.0      5.5      5.9
Distribution facilities.....................................     --      0.7      4.2
Relocation and remodeling of existing stores................    3.7      3.9      5.0
Other.......................................................    2.7      2.5      3.2
                                                              -----    -----    -----
          Total.............................................  $22.5    $26.2    $27.4
                                                              =====    =====    =====

     Property additions relating to new stores include stores in various stages of completion at the end of the fiscal year (two stores at the end of 1995, eight stores at the end of 1996 and three stores at the end of 1997). New store construction costs is net of $1.2 million and $2.8 million in 1996 and 1997, respectively, related to proceeds from sale and lease back transactions.

     The Company acquired certain assets in connection with various transactions including, but not limited to, trademarks, tradenames, customer lists, non-compete agreements and license agreements, for $12.0 million in 1996 and $4.6 million in 1997.

     Net cash provided by financing activities amounted to $14.4 million, $50.0 million and $28.8 million in 1995, 1996 and 1997, respectively. Cash provided by financing activities includes the net proceeds of the public offering of Common Stock of $34.7 million in 1995, proceeds from the sale of Notes of $55.5 million in 1996 (net of $2.0 million in related costs), and the net proceeds of the public offering of Common Stock of $30.0 million in 1997, as well as borrowings under the Company's revolving credit facilities in 1995 and 1996. Cash used in financing activities is principally comprised of repayments of amounts outstanding under the Company's revolving credit facilities in 1995 and 1996.

     The Company's primary cash requirements are to finance working capital increases and fund capital expenditure requirements anticipated to be between approximately $35.0 million and $40.0 million for 1998. This amount includes the anticipated costs of opening approximately 50 new traditional stores and a limited number of new VPC stores in 1998 at an expected average cost per store of approximately $275,000 to $300,000 for a traditional store (excluding telecommunications and point-of-sale equipment and inventory). The balance of the capital expenditures for 1998 will be used for telecommunications, point-of-sale and other computer equipment, for store remodeling and expansion and for warehouse expansion. The Company anticipates that each of the approximately 50 new traditional stores will require, on average, an initial inventory costing approximately $500,000 (subject to the same seasonal patterns affecting inventory at all stores), which will be funded by the Company's revolving credit facility, trade credit and cash from operations. The actual amount of future capital expenditures and inventory purchases will depend in part on the number of new stores opened and the terms on which new stores are leased. Additionally, the continuing consolidation of the men's tailored clothing industry and recent financial difficulties of significant menswear retailers may present the Company with opportunities to acquire retail chains significantly larger than the Company's past acquisitions. Any such acquisitions may be undertaken as an alternative to opening new stores. The Company has recently received, and from time to time in the past has received, inquiries concerning its interest in possible acquisitions and has requested information with respect thereto. The Company may use cash on hand, together with its cash flow from operations, borrowings under the Credit Agreement and issues of equity securities, to take advantage of significant acquisition opportunities.

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

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") both of which are effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components. SFAS 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. These statements have no effect on the Company's 1997 financial disclosure; however, management is evaluating what, if any, additional disclosures may be required when these statements are implemented.

YEAR 2000

     In mid-1997, the Company commenced an enterprise-wide project to upgrade its information technology, which is designed to increase the efficiency and the future productivity of its operations. In completing these modifications, the Company expects to achieve Year 2000 date conversion compliance. Capital expenditures related to the project are anticipated to be between approximately $12.0 million and $20.0 million. The amount of expenditures related specifically to Year 2000 date conversion compliance are not separable from this amount. The Company expects that all of its business systems will be Year 2000 compliant by mid-1999. The Company does not anticipate that the cost will have a material effect on the Company's consolidated financial position or results of operations in any given year. However, no assurances can be given that the Company will be able to completely identify or address all Year 2000 compliance issues, or that third parties with whom the Company does business will not experience system failures as a result of the Year 2000 issue, nor can the Company fully predict the consequences of noncompliance.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
The Men's Wearhouse, Inc.
Houston, Texas

     We have audited the accompanying consolidated balance sheets of The Men's Wearhouse, Inc. and its subsidiaries (the "Company") as of February 1, 1997 and January 31, 1998, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended January 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries as of February 1, 1997 and January 31, 1998, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1998 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Houston, Texas
March 3, 1998

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT SHARES)

                                     ASSETS

                                                              FEBRUARY 1,    JANUARY 31,
                                                                 1997           1998
                                                              -----------    -----------
CURRENT ASSETS:
  Cash......................................................   $ 34,113       $ 59,883
  Inventories...............................................    164,140        203,390
  Other current assets......................................     10,051         14,297
                                                               --------       --------
     Total current assets...................................    208,304        277,570
                                                               --------       --------
PROPERTY AND EQUIPMENT:
  Land......................................................      3,231          2,447
  Buildings.................................................      7,978         11,631
  Leasehold improvements....................................     43,518         52,386
  Furniture, fixtures and equipment.........................     56,324         67,036
                                                               --------       --------
                                                                111,051        133,500
  Less accumulated depreciation and amortization............    (40,029)       (52,234)
                                                               --------       --------
     Net property and equipment.............................     71,022         81,266
                                                               --------       --------
OTHER ASSETS, NET...........................................     16,152         20,579
                                                               --------       --------
          TOTAL.............................................   $295,478       $379,415
                                                               ========       ========

                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable..........................................   $ 38,089       $ 51,817
  Accrued expenses..........................................     24,742         33,408
  Income taxes payable......................................      8,194          9,765
  Other current liabilities.................................        442             19
                                                               --------       --------
     Total current liabilities..............................     71,467         95,009
LONG-TERM DEBT..............................................     57,500         57,500
OTHER LIABILITIES...........................................      7,382          6,858
                                                               --------       --------
     Total liabilities......................................    136,349        159,367
                                                               --------       --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 2,000,000 shares
     authorized, none issued................................         --             --
  Common stock, $.01 par value, 50,000,000 shares
     authorized, 21,012,750 and 22,131,068 shares issued....        210            221
  Capital in excess of par..................................     78,182        109,969
  Retained earnings.........................................     81,316        110,199
                                                               --------       --------
     Total..................................................    159,708        220,389
  Treasury stock, 91,294 and 53,735 shares at cost..........       (579)          (341)
                                                               --------       --------
     Total shareholders' equity.............................    159,129        220,048
                                                               --------       --------
          TOTAL.............................................   $295,478       $379,415
                                                               ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                     FOR THE YEARS ENDED FEBRUARY 3, 1996,
                     FEBRUARY 1, 1997 AND JANUARY 31, 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       FISCAL YEAR
                                                             --------------------------------
                                                               1995        1996        1997
                                                             --------    --------    --------
Net sales..................................................  $406,343    $483,547    $631,110
Cost of goods sold, including buying and occupancy costs...   248,728     295,181     388,517
                                                             --------    --------    --------
Gross margin...............................................   157,615     188,366     242,593
Selling, general and administrative expenses...............   127,009     150,232     191,063
                                                             --------    --------    --------
Operating income...........................................    30,606      38,134      51,530
Interest expense (net of interest income of $93, $1,237 and
  $1,275, respectively)....................................     2,518       2,146       2,366
                                                             --------    --------    --------
Earnings before income taxes...............................    28,088      35,988      49,164
Provision for income taxes.................................    11,580      14,845      20,281
                                                             --------    --------    --------
Net earnings...............................................  $ 16,508    $ 21,143    $ 28,883
                                                             ========    ========    ========
Net earnings per share:
  Basic....................................................  $    .83    $   1.01    $   1.34
                                                             ========    ========    ========
  Diluted..................................................  $    .82    $   1.01    $   1.31
                                                             ========    ========    ========
Weighted average shares outstanding:
  Basic....................................................    19,881      20,903      21,562
                                                             ========    ========    ========
  Diluted..................................................    20,226      22,734      23,589
                                                             ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     FOR THE YEARS ENDED FEBRUARY 3, 1996,
                     FEBRUARY 1, 1997 AND JANUARY 31, 1998
                         (IN THOUSANDS, EXCEPT SHARES)

                                                    CAPITAL
                                         COMMON    IN EXCESS    RETAINED    TREASURY
                                         STOCK      OF PAR      EARNINGS     STOCK       TOTAL
                                         ------    ---------    --------    --------    --------
BALANCE -- January 28, 1995............   $128     $ 42,084     $ 43,665     $(933)     $ 84,944
  Net earnings.........................     --           --       16,508        --        16,508
  Common stock issued in public
     Offering -- 1,725,000 shares......     11       34,657           --        --        34,668
  Stock dividend -- 50%................     69          (69)          --        --            --
  Common stock issued upon exercise of
     stock options -- 118,319 shares...      1          456           --        --           457
  Common stock withheld to satisfy tax
     Withholding liabilities of
       Optionees -- 42,356 shares......     --         (692)          --        --          (692)
  Tax benefit recognized upon exercise
     of stock options..................     --          576           --        --           576
  Treasury stock issued to profit
     sharing plan -- 33,708 shares.....     --          287           --       213           500
                                          ----     --------     --------     -----      --------
BALANCE -- February 3, 1996............    209       77,299       60,173      (720)      136,961
  Net earnings.........................     --           --       21,143        --        21,143
  Common stock issued upon exercise of
     stock options -- 123,058 shares...      1          713           --        --           714
  Common stock withheld to satisfy tax
     Withholding liabilities of
       Optionees -- 43,538 shares......     --       (1,415)          --        --        (1,415)
  Tax benefit recognized upon exercise
     of stock options..................     --        1,101           --        --         1,101
  Treasury stock issued to profit
     sharing plan -- 22,124 shares.....     --          484           --       141           625
                                          ----     --------     --------     -----      --------
BALANCE -- February 1, 1997............    210       78,182       81,316      (579)      159,129
  Net earnings.........................     --           --       28,883        --        28,883
  Common stock issued in public
     Offering -- 1,000,000 shares......     10       29,951           --        --        29,961
  Common stock issued upon exercise of
     stock options -- 102,353 shares...      1        1,409           --        --         1,410
  Common stock withheld to satisfy tax
     Withholding liabilities of
     Optionees -- 56,587 shares........     --       (1,949)          --        --        (1,949)
  Tax benefit recognized upon exercise
     of stock options..................     --        1,614           --        --         1,614
  Treasury stock issued to profit
     sharing plan -- 37,559 shares.....     --          762           --       238         1,000
                                          ----     --------     --------     -----      --------
BALANCE -- January 31, 1998............   $221     $109,969     $110,199     $(341)     $220,048
                                          ====     ========     ========     =====      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE YEARS ENDED FEBRUARY 3, 1996,
                     FEBRUARY 1, 1997 AND JANUARY 31, 1998
                                 (IN THOUSANDS)

                                                               1995        1996        1997
                                                             --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings............................................   $ 16,508    $ 21,143    $ 28,883
  Adjustments to reconcile net earnings to net cash
     provided by operating activities:
     Depreciation and amortization........................      9,436      12,563      16,802
     Deferred tax provision (benefit).....................        381      (1,093)     (3,562)
     Increase in inventories..............................    (28,609)    (27,343)    (39,250)
     (Increase) decrease in other current assets..........        425      (3,083)     (1,207)
     Increase in accounts payable and accrued expenses....      7,836      13,138      24,089
     Increase in income taxes payable.....................      2,742       4,019       3,185
     Increase (decrease) in other liabilities.............        717         455          (2)
                                                             --------    --------    --------
          Net cash provided by operating activities.......      9,436      19,799      28,938
                                                             --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures....................................    (22,538)    (26,222)    (27,380)
  Investment in trademarks, tradenames and other
     intangibles..........................................         --     (11,972)     (4,557)
                                                             --------    --------    --------
          Net cash used in investing activities...........    (22,538)    (38,194)    (31,937)
                                                             --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock..................     35,125         714      31,371
  Bank borrowings.........................................     46,820      18,750          --
  Principal payments on bank debt.........................    (66,070)    (23,000)         --
  Net proceeds from debt offering.........................         --      55,500          --
  Principal payments under capital lease obligations......       (763)       (588)       (423)
  Payments of deferred loan costs.........................         --          --        (230)
  Tax payments related to options exercised...............       (692)     (1,415)     (1,949)
                                                             --------    --------    --------
          Net cash provided by financing activities.......     14,420      49,961      28,769
                                                             --------    --------    --------
INCREASE IN CASH..........................................      1,318      31,566      25,770
CASH:
  Beginning of period.....................................      1,229       2,547      34,113
                                                             --------    --------    --------
  End of period...........................................   $  2,547    $ 34,113    $ 59,883
                                                             ========    ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
     Interest.............................................   $  2,788    $  2,145    $  2,877
                                                             ========    ========    ========
     Income taxes.........................................   $  8,474    $ 11,919    $ 20,657
                                                             ========    ========    ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Additional paid in capital resulting from tax benefit
     recognized upon exercise of stock options............   $    576    $  1,101    $  1,614
                                                             ========    ========    ========
  Treasury stock contributed to profit sharing plan.......   $    500    $    625    $  1,000
                                                             ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Business -- The Men's Wearhouse, Inc. (the "Company") is an off-price specialty retailer of men's tailored business attire. The Company follows the standard fiscal year of the retail industry, which is a 52-53 week period ending on the Saturday closest to January 31. Fiscal year 1995 ended on February 3, 1996, fiscal year 1996 ended on February 1, 1997, and fiscal year 1997 ended on January 31, 1998. Each of these fiscal years included 52 weeks, except for 1995 which was a 53 week year.

     Principles of Consolidation -- The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

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

     Property and Equipment -- Property and equipment are stated at cost. Normal repairs and maintenance costs are charged to earnings as incurred and additions and major improvements are capitalized. The cost of assets retired or otherwise disposed of and the related allowances for depreciation are eliminated from the accounts in the year of disposal and the resulting gain or loss is credited or charged to earnings. The Company computes depreciation using the straight-line method. The estimated useful lives used in computing depreciation generally range from 20 to 25 years for buildings, three to eight years for furniture, fixtures and equipment and eight years for leasehold improvements.

     New Store Costs -- Promotion and other costs associated with the opening of new stores are expensed as incurred.

     Stock Based Compensation -- As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized for the Company's employee stock option plans. The disclosures required by SFAS No. 123 are included in Note 6.

     Derivative Financial Instruments -- The Company enters into foreign currency forward exchange contracts to hedge against foreign exchange risks associated with certain firmly committed, and certain other probable, but not firmly committed, inventory purchase transactions that are denominated in a foreign currency. Gains and losses associated with these contracts are accounted for as part of the underlying inventory purchase transactions.

2.  EARNINGS PER SHARE

     During 1997, the Company adopted SFAS No. 128, "Earnings per Share." The statement requires a dual presentation of basic and diluted earnings per share ("EPS") data and restatement of all prior period EPS. Basic EPS is computed using the weighted average number of common shares outstanding during the period and net earnings. Diluted EPS gives effect to the potential dilution which would have occurred if additional

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES shares were issued for (i) stock options exercised under the treasury stock method and (ii) conversion of the convertible debt, with net earnings adjusted for interest expense associated with the convertible debt. The following table reconciles the earnings and shares used in the basic and diluted EPS computations (adjusted to give effect to a 50% stock dividend effected on November 15, 1995) (in thousands, except per share amounts):

                                                                 FISCAL YEAR
                                                        -----------------------------
                                                         1995       1996       1997
                                                        -------    -------    -------
Basic EPS:
Net earnings..........................................  $16,508    $21,143    $28,883
                                                        =======    =======    =======
Weighted average number of common shares
  outstanding.........................................   19,881     20,903     21,562
                                                        =======    =======    =======
Basic EPS.............................................  $  0.83    $  1.01    $  1.34
                                                        =======    =======    =======
Diluted EPS:
Net earnings..........................................  $16,508    $21,143    $28,883
Interest on Notes, net of taxes.......................       --      1,777      1,943
                                                        -------    -------    -------
As adjusted...........................................  $16,508    $22,920    $30,826
                                                        =======    =======    =======
Weighted average number of common shares
  outstanding.........................................   19,881     20,903     21,562
Assumed exercise of stock options.....................      345        290        342
Assumed conversion of Notes...........................       --      1,541      1,685
                                                        -------    -------    -------
As adjusted...........................................   20,226     22,734     23,589
                                                        =======    =======    =======
Diluted EPS...........................................  $  0.82    $  1.01    $  1.31
                                                        =======    =======    =======

3.  ACCRUED EXPENSES

     Accrued expenses consist of the following (in thousands):

                                                              FEBRUARY 1,    JANUARY 31,
                                                                 1997           1998
                                                              -----------    -----------
Sales, payroll and property tax payable.....................    $ 4,275        $ 6,567
Accrued salary, bonus and vacation..........................      7,047          9,773
Other.......................................................     13,420         17,068
                                                                -------        -------
          Total.............................................    $24,742        $33,408
                                                                =======        =======

4.  LONG-TERM DEBT

     In June 1997, the Company entered into a new revolving credit agreement with its bank group ("the Credit Agreement"). The Credit Agreement provides for borrowing of up to $125 million through April 30, 2002 and replaced a previously existing credit facility for $100 million. As of January 31, 1998, there was no indebtedness outstanding under the Credit Agreement.

     Advances under the Credit Agreement bear interest at a rate per annum equal to, at the Company's option, (i) the agent's prime rate or (ii) the reserve adjusted LIBOR rate plus an interest rate margin varying between .875% to 1.375%. The Credit Agreement provides for fees applicable to unused commitments of .125% to .275%. Total commitment fees related to the Credit Agreement were $0.1 million in 1995, 1996 and 1997.

     The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain a minimum amount of Consolidated Net Worth (as defined). The Company is also required to maintain certain debt to cash flow, cash flow coverage and current ratios and must keep its average store

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES inventories below certain specified amounts. In addition, the Credit Agreement limits additional indebtedness, creation of liens, Restrictive Payments (as defined) and Investments (as defined). The Credit Agreement also prohibits payment of cash dividends on the Common Stock of the Company. The Credit Agreements permits, with certain limitations, the Company to merge or consolidate with another company, sell or dispose of its property, make acquisitions, issue options or enter into transactions with affiliates. The Company is in compliance with the covenants in the Credit Agreement.

     In March 1996, the Company sold $57.5 million of 5 1/4% Convertible Subordinated Notes due 2003 (the "Notes"). The Notes are convertible at any time through March 1, 2003, unless previously redeemed into Common Stock at a conversion price of $34.125 per share. A portion of the net proceeds from the Notes was used to repay outstanding indebtedness under the then existing credit agreement and the remainder was invested in new stores, the acquisition of C&R and Walter Pye's, licenses, trademarks and short-term interest bearing securities. Interest on the Notes is payable semi-annually on March 1 and September 1 of each year. The Notes are redeemable at the option of the Company, in whole or in part, on or after March 1, 1998 initially at 103.5% of the face amount and thereafter at prices declining to 100% at maturity. As of January 31, 1998, the fair value of the Notes was $68.4 million based on the quoted market price.

5.  INCOME TAXES

     The provision for income taxes consists of the following (in thousands):

                                                                  FISCAL YEAR
                                                          ---------------------------
                                                           1995      1996      1997
                                                          -------   -------   -------
Current tax expense:
  Federal.............................................    $ 9,266   $13,410   $19,881
  State...............................................      1,933     2,528     3,962
Deferred tax expense (benefit):
  Current.............................................     (1,007)   (1,750)   (3,039)
  Noncurrent..........................................      1,388       657      (523)
                                                          -------   -------   -------
          Total.......................................    $11,580   $14,845   $20,281
                                                          =======   =======   =======

     A reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

                                                                  FISCAL YEAR
                                                              --------------------
                                                              1995    1996    1997
                                                              ----    ----    ----
Federal statutory rate......................................   35%     35%     35%
State income taxes, net of federal benefit..................    4       5       5
Other.......................................................    2       1       1
                                                               --      --      --
                                                               41%     41%     41%
                                                               ==      ==      ==

     At February 1, 1997, the Company had net deferred tax assets of $1.2 million with $3.5 million classified as other current assets and $2.3 million classified as other liabilities (noncurrent). At January 31, 1998, the Company had net deferred tax assets of $4.8 million with $6.5 million classified as other current assets and $1.7 million classified as other liabilities (noncurrent). No valuation allowance was required for the deferred

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES tax assets. Total deferred tax assets and liabilities and the related temporary differences as of February 1, 1997 and January 31, 1998 were as follows (in thousands):

                                                                FEBRUARY 1,   JANUARY 31,
                                                                   1997          1998
                                                                -----------   -----------
Deferred tax assets:
  Accrued rent and other expenses...........................      $3,400        $4,775
  Accrued compensation......................................         683         1,148
  Accrued markdowns.........................................       1,356         2,511
  Other.....................................................         557           502
                                                                  ------        ------
                                                                   5,996         8,936
                                                                  ------        ------
Deferred tax liabilities:
  Capitalized inventory costs...............................      (1,225)       (1,193)
  Property and equipment capitalization.....................      (3,103)       (2,461)
  Other.....................................................        (449)         (501)
                                                                  ------        ------
                                                                  (4,777)       (4,155)
                                                                  ------        ------
Net deferred tax assets.....................................      $1,219        $4,781
                                                                  ======        ======

6.  CAPITAL STOCK, STOCK OPTIONS AND BENEFIT PLANS

     In August 1995 and July 1997, the Company sold 1,725,000 shares and 1,000,000 shares of Common Stock, respectively, with net proceeds to the Company of $34.7 million and $30.0 million, respectively. In addition, the Company effected a 50% stock dividend in November 1995. All share and per share amounts reflected in the financial statements give retroactive effect to the stock dividend.

     The Company has adopted the 1992 Stock Option Plan ("1992 Plan") which, as amended, provides for the grant of options to purchase up to 714,338 shares of the Company's common stock to full-time key employees (excluding certain officers), the 1996 Stock Option Plan ("1996 Plan") which provides for the grant of options to purchase up to 750,000 shares of the Company's common stock to full-time key employees (excluding certain officers), and the 1998 Key Employee Stock Option Plan ("1998 Plan") which provides for the grant of options to purchase up to 500,000 shares of the Company's Common Stock to full-time key employees (excluding certain officers). Each of the plans will expire at the end of ten years and no option may be granted pursuant to the plans after the expiration date. In fiscal 1992, the Company also adopted a Non-Employee Director Stock Option Plan ("Director Plan") which, as amended, provides for the grant of options to purchase up to 45,000 shares of the Company's common stock to non-employee directors of the Company. Options granted under these plans must be exercised within ten years of the date of grant.

     Generally, options granted under the 1992 Plan, 1996 Plan and 1998 Plan vest at the rate of 1/3 of the shares covered by the grant on each of the first three anniversaries of the date of grant and may not be issued at a price less than 50% of the fair market value of the Company's stock on the date of grant. However, a significant portion of options granted under these Plans vest annually in varying increments over a period from one to ten years. Options granted under the Director Plan vest one year after the date of grant and are issued at a price equal to the fair market value of the Company's stock on the date of grant.

     In connection with an employment agreement entered into in January 1991 with an officer of the Company, that officer was granted options to acquire 531,135 shares of common stock of the Company at a price of $2.35 per share. Among other things, the employment agreement provides that upon the exercise of any of these options, the Company will pay the officer an amount which, after the payment of income taxes by the officer on such amount, will equal the $2.35 per share purchase price for the shares purchased upon exercise of the options. The Company recognized compensation expense as the options vested. The officer

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES exercised 73,769 options in 1995, 73,768 options in 1996 and 73,769 options in 1997. As of January 31, 1998, all stock options granted in connection with this employment agreement have been exercised.

     The following table is a summary of the Company's stock option activity:

                                                       SHARES        WEIGHTED
                                                        UNDER        AVERAGE         OPTIONS
                                                       OPTION     EXERCISE PRICE   EXERCISABLE
                                                      ---------   --------------   -----------
Options outstanding, January 28, 1995...............    686,840       $ 8.35         129,300
                                                                      ======         =======
  Granted...........................................    133,675        21.85
  Exercised.........................................   (118,319)        3.97
  Forfeited.........................................     (7,650)       13.48
                                                      ---------
Options outstanding, February 3, 1996...............    694,546       $11.64         318,352
                                                                      ======         =======
  Granted...........................................    362,000        23.67
  Exercised.........................................   (123,058)        5.24
  Forfeited.........................................     (3,025)       17.79
                                                      ---------
Options outstanding, February 1, 1997...............    930,463       $17.15         346,288
                                                                      ======         =======
  Granted...........................................    427,250        31.68
  Exercised.........................................   (176,122)        7.48
  Forfeited.........................................     (5,403)       21.40
                                                      ---------
Options outstanding, January 31, 1998...............  1,176,188       $23.85         346,907
                                                      =========       ======         =======

     Grants of stock options outstanding as of January 31, 1998 are summarized as follows:

                             OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                    -------------------------------------   -----------------------
                                   WEIGHTED-
                                    AVERAGE     WEIGHTED-                 WEIGHTED-
                                   REMAINING     AVERAGE                   AVERAGE
    RANGE OF          NUMBER      CONTRACTUAL   EXERCISE      NUMBER      EXERCISE
 EXERCISE PRICES    OUTSTANDING      LIFE         PRICE     EXERCISABLE     PRICE
-----------------   -----------   -----------   ---------   -----------   ---------
 $ 5.78 to 14.83       265,941     5.9 years      12.45       209,441       12.72
  14.83 to 26.63       522,997     8.6 years      23.42       137,466       23.34
  26.63 to 36.38       387,250     9.9 years      32.28            --          --
                     ---------                   ------       -------      ------
 $ 5.78 to 36.38     1,176,188                   $23.85       346,907      $16.93
                     =========                   ======       =======      ======

     As of January 31, 1998, 647,507 options were available for grant under existing plans and 1,823,695 shares of common stock were reserved for future issuance, of which 500,000 shares pertain to the 1998 Plan.

     The difference between the option price and the fair market value of the Company's common stock on the dates that options for 118,319, 123,058 and 176,122 shares of common stock were exercised during 1995, 1996 and 1997, respectively, resulted in a tax benefit to the Company of $0.6 million in 1995, $1.1 million in 1996 and $1.6 million in 1997, which has been recognized as additional capital in excess of par. In addition, the Company withheld 42,356 shares, 43,538 shares and 56,587 shares, respectively, of such common stock for withholding payments made to satisfy the optionees' income tax liabilities resulting from the exercises.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

     The Company has adopted the disclosure-only provisions of SFAS No. 123 and continues to apply APB Opinion 25 and related Interpretations in accounting for the stock option plans. Accordingly, no compensation cost has been recognized in the accompanying consolidated financial statements for the stock option plans. Had the Company elected to apply the accounting standards of SFAS No. 123, the Company's net earnings and net earnings per share would have approximated the pro forma amounts indicated below (in thousands, except per share data):

                                                     1995         1996         1997
                                                    -------      -------      -------
Net earnings
As reported.......................................  $16,508      $21,143      $28,883
Pro forma.........................................  $16,127      $20,586      $27,885
Earnings per share
As reported:
  Basic...........................................  $  0.83      $  1.01      $  1.34
  Diluted.........................................  $  0.82      $  1.01      $  1.31
Pro forma:
  Basic...........................................  $  0.81      $  0.98      $  1.29
  Diluted.........................................  $  0.80      $  0.98      $  1.26

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model which resulted in a weighted-average fair value of $4.28, $7.72 and $10.24 for grants made during fiscal 1995, 1996 and 1997, respectively. The following assumptions were used for option grants in 1995, 1996 and 1997, respectively; expected volatility of 49.84%, 50.91% and 52.15% risk-free interest rates (U.S. Treasury five year notes) of 6.37%, 6.21% and 6.00% and an expected life of five years.

     The Company has a profit sharing plan, in the form of an employee stock plan, which covers all eligible employees, and an employee tax-deferred savings plan. Contributions to the profit sharing plan are made at the discretion of the Board of Directors. During 1995, 1996 and 1997, contributions charged to operations were $0.6 million, $1.0 million and $1.5 million, respectively. The Company also has an Employee Stock Purchase Plan which allows employees to authorize after-tax payroll deductions to be used for the purchase of the Company's common stock in the open market. The Company makes no contributions to this plan but pays all brokerage, service and other costs incurred.

7.  COMMITMENTS AND CONTINGENCIES

  Lease commitments

     The Company leases retail business locations, office and warehouse facilities, computer equipment and automotive equipment under operating leases expiring in various years through 2015. Rent expense for fiscal 1995, 1996 and 1997 was $21.7 million, $26.9 million and $35.2 million, respectively, and includes contingent rentals of $0.4 million, $0.3 million and $0.3 million, respectively.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

     Minimum future rental payments under noncancelable operating leases as of January 31, 1998 for each of the next five years and in the aggregate are as follows (in thousands):

                       FISCAL YEAR                           AMOUNT
                       -----------                          --------
1998......................................................  $ 36,995
1999......................................................    33,538
2000......................................................    28,937
2001......................................................    25,696
2002......................................................    22,387
Thereafter................................................    68,706
                                                            --------
  Total...................................................  $216,259
                                                            ========

     Leases on retail business locations specify minimum rentals plus common area maintenance charges and possible additional rentals based upon percentages of sales. Most of the retail business location leases provide for renewal options at rates specified in the leases. In the normal course of business, these leases are generally renewed or replaced by other leases.

  Legal matters

     The Company is a defendant in various lawsuits and subject to various claims and proceedings encountered in the normal conduct of its business. In the opinion of management, any uninsured losses that might arise from these lawsuits and proceedings would not have a material adverse effect on the business or consolidated financial position or results of operations of the Company.

  Currency contracts

     The Company routinely enters into inventory purchase commitments that are denominated in a foreign currency. To protect against currency exchange risks associated with certain firmly committed and certain other probable, but not firmly committed inventory transactions, the Company enters into foreign currency forward exchange contracts. At January 31, 1998, the Company held forward exchange contracts with notional amounts totaling $20.9 million. All such contracts expire within 24 months. Gains and losses associated with these contracts are accounted for as part of the underlying inventory purchase transactions. The fair value of the forward exchange contracts is estimated by comparing the cost of the foreign currency to be purchased under the contracts using the exchange rates obtained under the contracts (adjusted for forward points) to the cost using the spot rate at year end. At January 31, 1998, the contracts outstanding had a fair value of $1.2 million less than their notional value.

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

8.  ACQUISITIONS

     In January 1997, the Company acquired 17 men's tailored clothing stores, including inventory, operating in southern California and entered into a lease for a distribution facility for those stores. In May 1997, the Company acquired six men's tailored clothing stores, including inventory, operating in Texas and Louisiana. In February 1998, the Company acquired four stores, including inventory, operating in Detroit, Michigan. Also acquired were trademarks, tradenames and other intangible assets associated with these businesses. The

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

Company operates these stores as a separate division selling men's tailored apparel to the more price sensitive clothing customer.

9.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The Company's quarterly results of operations reflect all adjustments, consisting only of normal, recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The consolidated results of operations by quarter for the 1996 and 1997 fiscal years are presented below (in thousands, except per share amounts):

                                                            FISCAL YEAR 1996
                                                             QUARTERS ENDED
                                   ------------------------------------------------------------------
                                   MAY 4, 1996   AUGUST 3, 1996   NOVEMBER 2, 1996   FEBRUARY 1, 1997
                                   -----------   --------------   ----------------   ----------------
Net sales........................   $103,697        $ 98,885          $110,276           $170,689
Gross margin.....................     38,962          38,962            42,505             67,937
Net earnings.....................      3,109           4,009             3,744             10,281
Basic earnings per share*........   $   0.15        $   0.19          $   0.18           $   0.49
Diluted earnings per share*......   $   0.15        $   0.19          $   0.18           $   0.47

                                                            FISCAL YEAR 1997
                                                             QUARTERS ENDED
                                   ------------------------------------------------------------------
                                                                                       JANUARY 31,
                                   MAY 3, 1997   AUGUST 2, 1997   NOVEMBER 1, 1997         1998
                                   -----------   --------------   ----------------   ----------------
Net sales........................   $130,621        $133,935          $146,311           $220,243
Gross margin.....................     48,433          51,191            55,139             87,830
Net earnings.....................      4,016           5,356             5,569             13,942
Basic earnings per share*........   $   0.19        $   0.25          $   0.25           $   0.63
Diluted earnings per share*......   $   0.19        $   0.25          $   0.25           $   0.60

---------------

* EPS are restated to reflect the application of SFAS 128. See Note 2.

     Due to the method of calculating weighted average common shares outstanding, the sum of the quarterly per share amounts may not equal earnings per share for the respective years.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for its Annual Meeting of Shareholders to be held June 24, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for its Annual Meeting of Shareholders to be held June 24, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for its Annual Meeting of Shareholders to be held June 24, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for its Annual Meeting of Shareholders to be held June 24, 1998.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) 1. FINANCIAL STATEMENTS.

     The following consolidated financial statements of the Company are included in Part II, Item 8.

          Independent Auditors' Report......................
          Consolidated Balance Sheets as of February 1, 1997
          and January 31, 1998..............................
          Consolidated Statements of Earnings for the years
          ended February 3, 1996, February 1, 1997 and
          January 31, 1998..................................
          Consolidated Statements of Shareholders' Equity
          for the years ended February 3, 1996, February 1,
          1997 and January 31, 1998.........................
          Consolidated Statements of Cash Flows for the
          years ended February 3, 1996, February 1, 1997 and
          January 31, 1998..................................
          Notes to Consolidated Financial Statements........

2. FINANCIAL STATEMENT SCHEDULES

     All such schedules are omitted because they are not applicable or because the required information is included in the Consolidated Financial Statements or Notes thereto.

3. EXHIBITS

        EXHIBIT
         NUMBER                                 EXHIBIT INDEX
        -------                                 -------------
          3.1            -- Restated Articles of Incorporation (incorporated by
                            reference from Exhibit 3.1 to the Company's Quarterly
                            Report on Form 10-Q for the quarter ended July 30, 1994).
          3.2            -- By-laws, as amended (incorporated by reference from
                            Exhibit 3.2 to the Company's Annual Report of Form 10-K
                            for the fiscal year ended February 1, 1997).
          4.1            -- Restated Articles of Incorporation (included as Exhibit
                            3.1).
          4.2            -- By-laws (included as Exhibit 3.2).
          4.3            -- Form of Common Stock certificate (incorporated by
                            reference from Exhibit 4.3 to the Company's Registration
                            Statement on Form S-1 (Registration No. 33-45949)).
         *4.4            -- Employment Agreement dated as of January 31, 1991, by and between The Company and David H. Edwab, including the
                            First Amendment thereto dated as of September 30, 1991
                            (incorporated by reference from Exhibit 4.4 to the
                            Company's Registration Statement on Form S-1
                            (Registration No. 33-45949)).
         *4.5            -- Second Amendment effective as of January 1, 1993, to
                            Employment Agreement dated as of January 31, 1991, by and
                            between the Company and David H. Edwab (incorporated by
                            reference from Exhibit 4.5 to the Company's Registration
                            Statement on Form S-1 (Registration No. 33-60516)).
         *4.6            -- Second [sic] Amendment dated as of April 12, 1994, to
                            Employment Agreement dated as of January 31, 1991
                            (incorporated by reference to Exhibit 4.6 to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended January 28, 1995).
         *4.7            -- Option Issuance Agreement dated as of September 30, 1991, by and between the Company and David H. Edwab
                            (incorporated by reference from Exhibit 4.5 to the
                            Company's Registration Statement on Form S-1
                            (Registration No. 33-45949)).
         *4.8            -- First Amendment to Option Issuance Agreement dated April
                            22, 1992, but effective as of September 30, 1991
                            (incorporated by reference from Exhibit 4.7 to the
                            Company's Registration Statement on Form S-8
                            (Registration No. 33-48109)).
         *4.9            -- Second Amendment to Option Issuance Agreement dated
                            effective as of January 1, 1993 (incorporated by
                            reference from Exhibit 4.8 to the Company's Registration
                            Statement on Form S-1 (Registration No. 33-60516)).
         *4.10           -- First [sic] Amendment to Option Issuance Agreement dated as of April 12, 1994 (incorporated by reference to
                            Exhibit 4.10 to the Company's Annual Report on Form 10-K
                            for the fiscal year ended January 28, 1995).
          4.11           -- Indenture dated March 1, 1996, between the Company and
                            Texas Commerce Bank National Association, as trustee
                            including Form of Note (incorporated by reference from
                            Exhibit 4.1 to the Company's Quarterly Report on Form
                            10-Q for the quarter ended May 4, 1996).
          4.12           -- Revolving Credit Agreement dated as of June 2, 1997, by and among The Company and NationsBank of Texas N.A. and
                            the Banks listed therein, including form of Revolving
                            Note (incorporated by reference from Exhibit 4.1 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended May 3, 1997).
        *10.1            -- Employment Agreement dated as of January 31, 1991,
                            including the First Amendment thereto dated as of
                            September 30, 1991 by and between the Company and David
                            H. Edwab (included as Exhibit 4.4).

        EXHIBIT
         NUMBER                                 EXHIBIT INDEX
        -------                                 -------------
        *10.2            -- Second Amendment effective as of January 1, 1993, to
                            Employment Agreement dated as of January 31, 1991, by and
                            between the Company and David H. Edwab (included as
                            Exhibit 4.5).
        *10.3            -- Second [sic] Amendment dated as of April 12, 1994, to
                            Employment Agreement dated as of January 31, 1991
                            (incorporated by reference to Exhibit 4.6 to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended January 28, 1995).
        *10.4            -- Option Issuance Agreement dated as of September 30, 1991, by and between the Company and David H. Edwab (included
                            as Exhibit 4.7).
        *10.5            -- First Amendment to Option Issuance Agreement dated April
                            22, 1992, but effective as of September 30, 1991
                            (included as Exhibit 4.8).
        *10.6            -- Second Amendment to Option Issuance Agreement dated
                            effective as of January 1, 1993 (included as Exhibit
                            4.9).
        *10.7            -- First [sic] Amendment to Option Issuance Agreement dated as of April 12, 1994 (incorporated by reference to
                            Exhibit 4.10 to the Company's Annual Report on Form 10-K
                            for the fiscal year ended January 28, 1995).
        *10.8            -- 1992 Stock Option Plan (incorporated by reference from
                            Exhibit 10.5 to the Company's Registration Statement on
                            Form S-1 (Registration No. 33-45949)).
        *10.9            -- First Amendment to 1992 Stock Option Plan (incorporated by Reference from Exhibit 10.9 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            33-60516)).
        *10.10           -- Non-Employee Director Stock Option Plan (incorporated by reference from Exhibit 10.7 to the Company's Registration
                            Statement on Form S-1 (Registration No. 33-45949)).
        *10.11           -- First Amendment to Non-Employee Director Stock Option
                            Plan (incorporated by reference from Exhibit 10.16 to the
                            Company's Registration Statement on Form S-1
                            (Registration No. 33-45949)).
         10.12           -- Commercial Lease dated September 1, 1995, by and between the Company and Zig Zag, A Joint Venture (incorporated by
                            reference from Exhibit 10.1 to the Company's Quarterly
                            Report on Form 10-Q for the quarter ended May 4, 1996).
         10.13           -- Commercial Lease dated April 5, 1989, by and between the
                            Company and Preston Road Partnership (incorporated by
                            reference from Exhibit 10.10 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            33-45949)).
        *10.14           -- Stock Agreement dated as of March 23, 1992, between the
                            Company and George Zimmer (incorporated by reference from
                            Exhibit 10.13 to the Company's Registration Statement on
                            Form S-1 (Registration No. 33-45949)).
        *10.15           -- Split-Dollar Agreement and related Split-Dollar
                            Collateral Assignment dated November 25, 1994 between the
                            Company, George Zimmer and David Edwab, Co-Trustee of the
                            Zimmer 1994 Irrevocable Trust (incorporated by reference
                            to Exhibit 10.20 to the Company's Annual Report on Form
                            10-K for the fiscal year ended January 28, 1995).
        *10.16           -- 1996 Stock Option Plan (incorporated by reference from
                            Exhibit 10.2 to the Company's Quarterly Report on Form
                            10-Q for the Quarter ended August 3, 1996).
        *10.17           -- Second Amendment to Non-Employee Director Stock Option
                            Plan (incorporated by reference to Exhibit 10.3 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended August 3, 1996).

        EXHIBIT
         NUMBER                                 EXHIBIT INDEX
        -------                                 -------------
         10.18           -- 1998 Key Employee Stock Option Plan.
         21.1            -- Subsidiaries of the Company.
         23.1            -- Consent of Deloitte & Touche LLP, independent auditors.
         27.1            -- Financial Data Schedule for fiscal 1997.
         27.2            -- Restated Financial Data Schedule for first, second and
                            third quarter in fiscal year 1996 and for fiscal years
                            1996 and 1995.
         27.3            -- Restated Financial Data Schedule for first, second and
                            third quarter in fiscal year 1997.

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

     The Company will furnish a copy of any exhibit described above to any beneficial holder of its securities upon receipt of a written request therefor, provided that such request sets forth a good faith representation that, as of the record date for the Company's 1998 Annual Meeting of Shareholders, such beneficial holder is entitled to vote at such meeting, and provided further that such holder pays to the Company a fee compensating the Company for its reasonable expenses in furnishing such exhibits.

(B) REPORTS ON FORM 8-K.

     There were no reports filed by the Company on Form 8-K during the fourth quarter period ended January 31, 1998.

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

Dated: April 24, 1998

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

                      SIGNATURE                                     TITLE                     DATE
                      ---------                                     -----                     ----

                  /s/ GEORGE ZIMMER                    Chairman of the Board, Chief      April 24, 1998
-----------------------------------------------------  Executive Officer and Director
                    George Zimmer

                   /s/ DAVID EDWAB                     President and Director            April 24, 1998
-----------------------------------------------------
                     David Edwab

                 /s/ GARY G. CKODRE                    Vice President -- Finance and     April 24, 1998
-----------------------------------------------------  Principal Financial and
                   Gary G. Ckodre                      Accounting Officer

               /s/ RICHARD E. GOLDMAN                  Executive Vice President and      April 24, 1998
-----------------------------------------------------  Director
                 Richard E. Goldman

                /s/ ROBERT E. ZIMMER                   Senior Vice President -- Real     April 24, 1998
-----------------------------------------------------  Estate and Director
                  Robert E. Zimmer

                 /s/ JAMES E. ZIMMER                   Senior Vice President --          April 24, 1998
-----------------------------------------------------  Merchandising and Director
                   James E. Zimmer

                  /s/ HARRY M. LEVY                    Senior Vice                       April 24, 1998
-----------------------------------------------------  President -- Planning and
                    Harry M. Levy                      Systems, Chief Information
                                                       Officer and Director

                 /s/ RINALDO BRUTOCO                   Director                          April 24, 1998
-----------------------------------------------------
                   Rinaldo Brutoco

                 /s/ MICHAEL L. RAY                    Director                          April 24, 1998
-----------------------------------------------------
                   Michael L. Ray

                /s/ SHELDON I. STEIN                   Director                          April 24, 1998
-----------------------------------------------------
                  Sheldon I. Stein

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1            -- Restated Articles of Incorporation (incorporated by
                            reference from Exhibit 3.1 to the Company's Quarterly
                            Report on Form 10-Q for the quarter ended July 30, 1994).
          3.2            -- By-laws, as amended (incorporated by reference from
                            Exhibit 3.2 to the Company's Annual Report of Form 10-K
                            for the fiscal year ended February 1, 1997).
          4.1            -- Restated Articles of Incorporation (included as Exhibit
                            3.1).
          4.2            -- By-laws (included as Exhibit 3.2).
          4.3            -- Form of Common Stock certificate (incorporated by
                            reference from Exhibit 4.3 to the Company's Registration
                            Statement on Form S-1 (Registration No. 33-45949)).
         *4.4            -- Employment Agreement dated as of January 31, 1991, by and between The Company and David H. Edwab, including the
                            First Amendment thereto dated as of September 30, 1991
                            (incorporated by reference from Exhibit 4.4 to the
                            Company's Registration Statement on Form S-1
                            (Registration No. 33-45949)).
         *4.5            -- Second Amendment effective as of January 1, 1993, to
                            Employment Agreement dated as of January 31, 1991, by and
                            between the Company and David H. Edwab (incorporated by
                            reference from Exhibit 4.5 to the Company's Registration
                            Statement on Form S-1 (Registration No. 33-60516)).
         *4.6            -- Second [sic] Amendment dated as of April 12, 1994, to
                            Employment Agreement dated as of January 31, 1991
                            (incorporated by reference to Exhibit 4.6 to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended January 28, 1995).
         *4.7            -- Option Issuance Agreement dated as of September 30, 1991, by and between the Company and David H. Edwab
                            (incorporated by reference from Exhibit 4.5 to the
                            Company's Registration Statement on Form S-1
                            (Registration No. 33-45949)).
         *4.8            -- First Amendment to Option Issuance Agreement dated April
                            22, 1992, but effective as of September 30, 1991
                            (incorporated by reference from Exhibit 4.7 to the
                            Company's Registration Statement on Form S-8
                            (Registration No. 33-48109)).
         *4.9            -- Second Amendment to Option Issuance Agreement dated
                            effective as of January 1, 1993 (incorporated by
                            reference from Exhibit 4.8 to the Company's Registration
                            Statement on Form S-1 (Registration No. 33-60516)).
         *4.10           -- First [sic] Amendment to Option Issuance Agreement dated as of April 12, 1994 (incorporated by reference to
                            Exhibit 4.10 to the Company's Annual Report on Form 10-K
                            for the fiscal year ended January 28, 1995).
          4.11           -- Indenture dated March 1, 1996, between the Company and
                            Texas Commerce Bank National Association, as trustee
                            including Form of Note (incorporated by reference from
                            Exhibit 4.1 to the Company's Quarterly Report on Form
                            10-Q for the quarter ended May 4, 1996).
          4.12           -- Revolving Credit Agreement dated as of June 2, 1997, by and among The Company and NationsBank of Texas N.A. and
                            the Banks listed therein, including form of Revolving
                            Note (incorporated by reference from Exhibit 4.1 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended May 3, 1997).
        *10.1            -- Employment Agreement dated as of January 31, 1991,
                            including the First Amendment thereto dated as of
                            September 30, 1991 by and between the Company and David
                            H. Edwab (included as Exhibit 4.4).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        *10.2            -- Second Amendment effective as of January 1, 1993, to
                            Employment Agreement dated as of January 31, 1991, by and
                            between the Company and David H. Edwab (included as
                            Exhibit 4.5).
        *10.3            -- Second [sic] Amendment dated as of April 12, 1994, to
                            Employment Agreement dated as of January 31, 1991
                            (incorporated by reference to Exhibit 4.6 to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended January 28, 1995).
        *10.4            -- Option Issuance Agreement dated as of September 30, 1991, by and between the Company and David H. Edwab (included
                            as Exhibit 4.7).
        *10.5            -- First Amendment to Option Issuance Agreement dated April
                            22, 1992, but effective as of September 30, 1991
                            (included as Exhibit 4.8).
        *10.6            -- Second Amendment to Option Issuance Agreement dated
                            effective as of January 1, 1993 (included as Exhibit
                            4.9).
        *10.7            -- First [sic] Amendment to Option Issuance Agreement dated as of April 12, 1994 (incorporated by reference to
                            Exhibit 4.10 to the Company's Annual Report on Form 10-K
                            for the fiscal year ended January 28, 1995).
        *10.8            -- 1992 Stock Option Plan (incorporated by reference from
                            Exhibit 10.5 to the Company's Registration Statement on
                            Form S-1 (Registration No. 33-45949)).
        *10.9            -- First Amendment to 1992 Stock Option Plan (incorporated by Reference from Exhibit 10.9 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            33-60516)).
        *10.10           -- Non-Employee Director Stock Option Plan (incorporated by reference from Exhibit 10.7 to the Company's Registration
                            Statement on Form S-1 (Registration No. 33-45949)).
        *10.11           -- First Amendment to Non-Employee Director Stock Option
                            Plan (incorporated by reference from Exhibit 10.16 to the
                            Company's Registration Statement on Form S-1
                            (Registration No. 33-45949)).
         10.12           -- Commercial Lease dated September 1, 1995, by and between the Company and Zig Zag, A Joint Venture (incorporated by
                            reference from Exhibit 10.1 to the Company's Quarterly
                            Report on Form 10-Q for the quarter ended May 4, 1996).
         10.13           -- Commercial Lease dated April 5, 1989, by and between the
                            Company and Preston Road Partnership (incorporated by
                            reference from Exhibit 10.10 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            33-45949)).
        *10.14           -- Stock Agreement dated as of March 23, 1992, between the
                            Company and George Zimmer (incorporated by reference from
                            Exhibit 10.13 to the Company's Registration Statement on
                            Form S-1 (Registration No. 33-45949)).
        *10.15           -- Split-Dollar Agreement and related Split-Dollar
                            Collateral Assignment dated November 25, 1994 between the
                            Company, George Zimmer and David Edwab, Co-Trustee of the
                            Zimmer 1994 Irrevocable Trust (incorporated by reference
                            to Exhibit 10.20 to the Company's Annual Report on Form
                            10-K for the fiscal year ended January 28, 1995).
        *10.16           -- 1996 Stock Option Plan (incorporated by reference from
                            Exhibit 10.2 to the Company's Quarterly Report on Form
                            10-Q for the Quarter ended August 3, 1996).
        *10.17           -- Second Amendment to Non-Employee Director Stock Option
                            Plan (incorporated by reference to Exhibit 10.3 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended August 3, 1996).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.18           -- 1998 Key Employee Stock Option Plan.
         21.1            -- Subsidiaries of the Company.
         23.1            -- Consent of Deloitte & Touche LLP, independent auditors.
         27.1            -- Financial Data Schedule for fiscal 1997.
         27.2            -- Restated Financial Data Schedule for first, second and
                            third quarter in fiscal year 1996 and for fiscal years
                            1996 and 1995.
         27.3            -- Restated Financial Data Schedule for first, second and
                            third quarter in fiscal year 1997.

---------------

* Management Compensation or Incentive Plan