Form 10-K/A
period 1998-01-31
MENS WEARHOUSE INC
filed 1998-05-06
CIK 884217

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                AMENDMENT NO. 1
                                       TO
                           ANNUAL REPORT ON FORM 10-K
                                       ON

                                  FORM 10-K/A
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of shares of Common Stock on the Nasdaq National Market System on April 24, 1998, was approximately $667.3 million.


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

                      DOCUMENTS INCORPORATED BY REFERENCE

                    DOCUMENT                                    INCORPORATED AS TO
                    --------                                    ------------------
   Notice and Proxy Statement for the Annual            Part III: Items 10, 11, 12 and 13
    Meeting of Shareholders scheduled to be
              held June 24, 1998.

================================================================================

                                EXPLANATORY NOTE



     The Men's Wearhouse, Inc. files this Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K for the year ended January 31, 1998, to amend and restate the front cover page of the Form 10-K in its entirety.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            THE MEN'S WEARHOUSE, INC.



                                            By      /s/ GARY G. CKODRE

                                             -----------------------------------

                                                       Gary G. Ckodre


                                                Vice President -- Finance and


                                             Principal Financial and Accounting
                                                            Officer



Dated: May 6, 1998