Form 10-Q
period 1998-05-02
MENS WEARHOUSE INC
filed 1998-06-16
CIK 884217

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended          May 2, 1998             or
                                  ---------------------------------


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                 to
                                 -----------------  ---------------
   Commission file number 0-20036



                            THE MEN'S WEARHOUSE, INC.
             (Exact Name of Registrant as Specified in its Charter)




                 Texas                                         74-1790172
      (State or Other Jurisdiction of                       (I.R.S. Employer
      Incorporation or Organization)                      Identification Number)




          5803 Glenmont Drive
             Houston, Texas                                     77081-1701
(Address of Principal Executive Offices)                        (Zip Code)




                                 (713) 592-7200
              (Registrant's telephone number, including area code)





    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].


    The number of shares of Common Stock of the Registrant outstanding, par value $.01 per share, outstanding at June 10, 1998 was 22,168,131.

================================================================================

                                  REPORT INDEX




PART AND ITEM NO.                                                                                    PAGE NO.
-----------------                                                                                    --------

PART I - Financial Information
     Item 1 - Financial Statements

     General Information......................................................................           1

     Consolidated Balance Sheets as of May 3, 1997 (unaudited), May 2, 1998 (unaudited)
       and January 31, 1998...................................................................           2

     Consolidated Statements of Earnings for the Three Months Ended May 3, 1997 (unaudited)
       and May 2, 1998 (unaudited)............................................................           3

     Consolidated Statements of Cash Flows for the Three Months Ended May 3, 1997
       (unaudited)  and May 2, 1998 (unaudited)...............................................           4

     Item 2 - Management's Discussion and Analysis of Financial Condition and Results
       of Operations..........................................................................           7

PART II - Other Information

     Item 6 - Exhibits and Reports on Form 8-K................................................          10

                          PART I, FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                               GENERAL INFORMATION

         The Consolidated Financial Statements herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the presentation and disclosures herein are adequate to make the information not misleading, and the financial statements reflect all elimination entries and normal adjustments which are necessary for a fair statement of the results for the three months ended May 3, 1997 and May 2, 1998.

         Operating results for interim periods are not necessarily indicative of the results for full years. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended January 31, 1998 and the related notes thereto included in the Company's 1997 Annual Report on Form 10-K filed with the SEC.

           THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                         (In thousands)




                                                             May 3,          May 2,       January 31,
                                                              1997            1998            1998
                                                          ------------    ------------    ------------
                                                          (Unaudited)     (Unaudited)      (Audited)
                                 ASSETS
CURRENT ASSETS:
      Cash                                                $     26,215    $     33,181    $     59,883
      Inventories                                              183,679         235,509         203,390
      Other current assets                                      10,087          13,092          14,297
                                                          ------------    ------------    ------------
           Total current assets                                219,981         281,782         277,570
                                                          ------------    ------------    ------------
PROPERTY AND EQUIPMENT, NET                                     74,002          87,709          81,266

OTHER ASSETS                                                    17,607          26,825          20,579
                                                          ------------    ------------    ------------
           Total assets                                   $    311,590    $    396,316    $    379,415
                                                          ============    ============    ============

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

      Accounts payable                                    $     59,509    $     71,897    $     51,817
      Accrued expenses                                          19,886          25,930          33,408
      Income taxes payable                                       2,992           5,435           9,765
      Other current liabilities                                    284              --              19
                                                          ------------    ------------    ------------
           Total current liabilities                            82,671         103,262          95,009

LONG-TERM DEBT                                                  57,500          57,500          57,500

OTHER LIABILITIES                                                7,157           6,858           6,858

SHAREHOLDERS' EQUITY:

      Common Stock                                                 210             221             221
      Capital in excess of par                                  79,061         111,634         109,969
      Retained earnings                                         85,332         116,917         110,199
                                                          ------------    ------------    ------------
                                                               164,603         228,772         220,389
      Less:

           Treasury stock, at cost                                (341)            (76)           (341)
                                                          ------------    ------------    ------------
             Total shareholders' equity                        164,262         228,696         220,048
                                                          ------------    ------------    ------------
             Total liabilities and shareholders' equity   $    311,590    $    396,316    $    379,415
                                                          ============    ============    ============

                 See Notes to Consolidated Financial Statements.

                  THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)
                     (In thousands, except per share data)




                                                           For the Quarter Ended
                                                           ---------------------
                                                             May 3,     May 2,
                                                              1997       1998
                                                           ---------   ---------

Net Sales                                                   $130,621   $170,850

Cost of goods sold, including buying and
      occupancy costs                                         82,188    107,005
                                                            --------   --------
           Gross Margin                                       48,433     63,845

Selling, general and administrative expenses                  41,071     52,012
                                                            --------   --------
Operating income                                               7,362     11,833

Interest expense (net of interest income of $313 and $540
      in 1997 and 1998, respectively)                            527        399
                                                            --------   --------
Earnings before income taxes                                   6,835     11,434

Provision for income taxes                                     2,819      4,716
                                                            --------   --------
Net earnings                                                $  4,016   $  6,718
                                                            ========   ========
Net earnings per share:
      Basic                                                 $   0.19   $   0.30
                                                            ========   ========
      Diluted                                               $   0.19   $   0.30
                                                            ========   ========
Weighted average shares outstanding:
      Basic                                                   20,983     22,110
                                                            ========   ========
      Diluted                                                 21,248     24,249
                                                            ========   ========

                See Notes to Consolidated Financial Statements.

                  THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)




                                                                         For the Quarter Ended
                                                                         ---------------------
                                                                           May 3,     May 2,
                                                                           1997        1998
                                                                         --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net earnings                                                       $  4,016    $  6,718

      Adjustments to reconcile net earnings to
       net cash provided by operating activities:
       Depreciation and amortization                                        3,617       4,956
       Increase in inventories                                            (19,539)    (32,119)
       (Increase) decrease in other assets                                   (762)      1,205
       Increase in accounts payable and accrued expenses                   17,564      14,118
       Decrease in income taxes payable                                    (4,420)     (4,109)
       Decrease in other liabilities                                         (225)        (16)
                                                                         --------    --------
           Net cash provided by (used in) operating activities                251      (9,247)
                                                                         --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:

      Capital expenditures                                                 (7,325)    (11,149)
      Investment in trademark, tradenames and other intangibles                --      (6,497)
                                                                         --------    --------
           Net cash used in investing activities                           (7,325)    (17,646)
                                                                         --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:

      Principal payments under capital lease obligations                     (158)        (19)
      Exercise of stock options                                               390         480
      Option shares relinquished for tax obligations                       (1,056)       (270)
                                                                         --------    --------
           Net cash provided by (used in) financing activities               (824)        191
                                                                         --------    --------
DECREASE IN CASH                                                           (7,898)    (26,702)
CASH, beginning of period                                                  34,113      59,883
                                                                         --------    --------
CASH, end of period                                                      $ 26,215    $ 33,181
                                                                         ========    ========


                 See Notes to Consolidated Financial Statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  SIGNIFICANT ACCOUNTING POLICIES--

    The Consolidated Financial Statements include the accounts of The Men's Wearhouse, Inc. and its subsidiaries (the "Company"). There have been no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, see Note 1 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended January 31, 1998.

2.  EARNINGS PER SHARE--

    During 1997, the Company adopted SFAS No. 128, "Earnings per Share." The statement requires a dual presentation of basic and diluted earnings per share ("EPS") data and restatement of all prior period EPS. Basic EPS is computed using the weighted average number of common shares outstanding during the period and net earnings. Diluted EPS gives effect to the potential dilution which would have occurred if additional shares were issued for (i) stock options exercised under the treasury stock method and (ii) conversion of the convertible debt, with net earnings adjusted for interest expense associated with the convertible debt. The following table reconciles the earnings and shares used in the basic and diluted EPS computations (in thousands, except per share amounts):





                                                                                  FOR THE QUARTER ENDED
                                                                                 ------------------------
                                                                                 MAY 3, 1997   MAY 2, 1998
                                                                                 -----------   -----------
Basic EPS:
Net earnings                                                                      $    4,016   $    6,718
                                                                                  ==========   ==========

Weighted average number of Common shares outstanding                                  20,983       22,110
                                                                                  ==========   ==========

Basic EPS                                                                         $     0.19   $     0.30
                                                                                  ==========   ==========

Diluted EPS:
Net earnings                                                                      $    4,016   $    6,718
Interest on Notes, net of taxes                                                           --          486
                                                                                  ----------   ----------
As adjusted                                                                       $    4,016   $    7,204
                                                                                  ==========   ==========

Weighted average number of Common shares outstanding                                  20,983       22,110
Assumed exercise of stock options                                                        265          454
Assumed conversion of Notes                                                               --        1,685
                                                                                  ----------   ----------
As adjusted                                                                           21,248       24,249
                                                                                  ==========   ==========

Diluted EPS                                                                       $     0.19   $     0.30
                                                                                  ==========   ==========

3.  SUPPLEMENTAL FINANCIAL INFORMATION --

    Supplemental Cash Flow information (in thousands):




                                                             FOR THE QUARTER ENDED
                                                           ---------------------------
                                                           MAY 3, 1997     MAY 2, 1998
                                                           ------------   ------------

Cash paid during the period for:
  Interest                                                 $      1,572   $      1,567
                                                           ============   ============

  Income taxes                                             $      7,238   $      8,817
                                                           ============   ============

Non-cash investing and financing activities:
  Additional paid in capital resulting from tax benefit
    recognized upon exercise of stock options              $        782   $        229
                                                           ============   ============

  Treasury stock issued to employee stock ownership plan   $      1,000   $      1,500
                                                           ============   ============


4.  SUBSEQUENT EVENT--

    On June 2, 1998, the Company's Board of Directors declared a three-for-two common stock split. The stock split will be distributed in the form of a 50% stock dividend on June 19, 1998 to shareholders of record as of June 12, 1998. Share and per share information included in the accompanying consolidated financial statements has not been restated to reflect the stock split.

                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         For supplemental information, it is suggested that "Management's Discussion and Analysis of Financial Condition and Results of Operations" be read in conjunction with the corresponding section included in the Company's Annual Report on Form 10-K for the year ended January 31, 1998. References herein to years are to the Company's 52-week or 53-week fiscal year which ends on the Saturday nearest January 31 in the following calendar year. For example, references to "1998" mean the fiscal year ending January 30, 1999.

         In large part, changes in net sales and operating results are impacted by the number of stores operating during the fiscal period. The following table presents information with respect to stores in operation during each of the respective fiscal periods.



                                                               FOR THE QUARTER ENDED      FISCAL YEAR ENDED
                                                           ----------------------------   -----------------
                                                           MAY 3, 1997      MAY 2, 1998   JANUARY 31, 1998
                                                           -----------      -----------   -----------------
Stores open at beginning of period                              345             396               345
  Opened                                                         15               5                50
  Acquired                                                       --               4                 6
  Closed                                                         (1)             (3)               (5)
                                                               ----            ----              ----
Stores open at end of period                                    359             402               396
                                                               ====            ====              ====


RESULTS OF OPERATIONS

    The Company's net sales increased $40.2 million, or 30.8%, to $170.9 million for the quarter ended May 2, 1998 due primarily to sales resulting from the increased number of stores and increased sales at existing stores. Comparable store sales (which are calculated by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period) increased 15.3% from the same prior year quarter. The comparable store sales increase for the first three months of 1998 does not include sales from stores acquired in the last three quarters of 1997 and the first quarter of 1998. These acquired stores accounted for $7.3 million of the sales increase.

    Gross margin increased to $63.8 million in the first quarter of 1998 which was a 31.8% increase from the same prior year quarter. As a percentage of sales, gross margin increased from 37.1% in the first quarter of 1997 to 37.4% in the first quarter of 1998. This increase in gross margin predominantly resulted from a decrease in occupancy costs as a percentage of sales in traditional Men's Wearhouse stores. The decline in occupancy costs was offset, in part, by the lower product margin realized at Value Priced Clothing, Inc. ("VPC").

    Selling, general and administrative ("SG&A") expenses decreased as a percentage of sales from 31.4% for the quarter ended May 3, 1997 to 30.4% for the quarter ended May 2, 1998, while SG&A expenditures increased by $10.9 million to $52.0 million. On an absolute dollar basis, the principal components of SG&A expenses increased primarily due to the Company's growth. The decrease in SG&A expenses as a percentage of sales was related primarily to the operations of VPC stores, which have lower operating costs than traditional stores, and the impact of traditional store comparable sales increases. Advertising expense decreased from 6.5% to 6.3% of net sales, store salaries decreased from 12.5% to 11.6% of net sales and other SG&A expenses increased slightly from 12.4% to 12.5% of net sales.

    Interest expense, net of interest income, decreased from $0.5 million in the first quarter of 1997 to $0.4 million in the first quarter of 1998. Weighted average borrowings outstanding decreased $0.4 million from the prior year to $57.5 million in the first quarter of 1998, while the weighted average interest rate on outstanding indebtedness increased from 6.1% to 6.5%. This increase was due to higher commitment fees related to increased borrowing availability and other costs associated with the new revolving credit agreement. Interest expense associated with the 5 1/4% Convertible Subordinated Notes was offset by interest income of $0.3 million for the first quarter 1997 and $0.5 million for the first quarter of 1998 resulting from the investment of excess cash.

The Company's effective income tax rate for the quarter ended May 2, 1998 was 41.3% and remained unchanged from the same prior year quarter. The effective tax rate was higher than the statutory federal rate of 35% primarily due to the effect of state income taxes and the nondeductibility of a portion of meal and entertainment expenses.


LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities was $0.3 million in the first quarter of 1997 while net cash used in operating activities was $9.2 million in the first quarter of 1998. These amounts primarily represent net earnings plus depreciation and amortization and increases in current liabilities, offset by increases in inventories. Inventories increased $19.5 million and $32.1 million for the quarters ended May 3, 1997 and May 2, 1998, respectively. The increase for the first quarter of 1998 primarily resulted from seasonal inventory buildup and the addition of inventory for new and/or acquired stores and stores expected to be opened in the following quarter.

    Working capital was $178.5 million at May 2, 1998, which is slightly down from $182.6 million at January 31, 1998 and up significantly from $137.3 million at May 3, 1997. Historically, the Company's working capital has been at its lowest level in January and February, and has increased through November as inventory buildup is financed with both short-term and long-term borrowings in preparation for the fourth quarter selling season.

         Cash used in investing activities was $7.3 million and $17.6 million in the first three months of 1997 and 1998, respectively. For the three months ended May 2, 1998, cash used in investing activities was primarily comprised of capital expenditures of $11.1 million related to the enterprise-wide project to upgrade the Company's information technology infrastructure, new stores opened during the quarter or under construction at the end of the quarter and the construction of the new distribution center. In addition, $6.5 million of cash was used in the first quarter of 1998 to purchase trademarks and other intangible assets associated with an acquisition.

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

         In June 1997, the Company entered into a new revolving credit agreement with its bank group (the "Credit Agreement") which replaced a previously existing credit facility. The Credit Agreement provides for borrowing of up to $125 million through April 30, 2002. As of May 2, 1998, there was no indebtedness outstanding under the Credit Agreement.

         Advances under the Credit Agreement bear interest at a rate per annum equal to, at the Company's option, (i) the agent's prime rate or (ii) the reserve adjusted LIBOR rate plus an interest rate margin varying between .875% to 1.375%. The Credit Agreement provides for fees applicable to unused commitments of .125% to .275%.

         The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain a minimum amount of Consolidated Net Worth (as defined). The Company is also required to maintain certain debt to cash flow, cash flow coverage and current ratios and must keep its average store inventories below certain specified amounts. In addition, the Credit Agreement limits additional indebtedness, creation of liens, Restrictive Payments (as defined) and Investments (as defined). The Credit Agreement also prohibits payment of cash dividends on the Common Stock of the Company. The Credit Agreement permits, with certain limitations, the Company to merge or consolidate with another company, sell or dispose of its property, make acquisitions, issue options or enter into transactions with affiliates.
The Company is in compliance with the covenants in the Credit Agreement.

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

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which established standards for the reporting and display of comprehensive income and its components, and was effective for fiscal years beginning after December 15, 1997. Although SFAS 130 was not applicable to the Company during the first quarter of 1998, the Company will comply with the reporting requirements if and when necessary.

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

     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  EXHIBITS.

         EXHIBIT
         NUMBER       EXHIBIT INDEX
         -------      -------------
         3.1          -- Restated Articles of Incorporation (incorporated by
                      reference from Exhibit 3.1 to the Company's Quarterly
                      Report on Form 10-Q for the quarter ended July 30, 1994).
         3.2          -- By-laws, as amended (incorporated by reference from
                      Exhibit 3.2 to the Company's Annual Report of Form 10-K
                      for the fiscal year ended February 1, 1997).
         4.1          -- Restated Articles of Incorporation (included as
                      Exhibit 3.1).
         4.2          -- By-laws (included as Exhibit 3.2).
         4.3          -- Form of Common Stock certificate (incorporated by
                      reference from Exhibit 4.3 to the Company's Registration
                      Statement on Form S-1 (Registration No. 33-45949)).
         4.4          -- Employment Agreement dated as of January 31, 1991, by
                      and between The Company and David H. Edwab, including the
                      First Amendment thereto dated as of September 30, 1991
                      (incorporated by reference from Exhibit 4.4 to the
                      Company's Registration Statement on Form S-1 (Registration
                      No. 33-45949)).
         4.5          -- Second Amendment effective as of January 1, 1993, to
                      Employment Agreement dated as of January 31, 1991, by and
                      between the Company and David H. Edwab (incorporated by
                      reference from Exhibit 4.5 to the Company's Registration
                      Statement on Form S-1 (Registration No. 33-60516)).
         4.6          -- Second [sic] Amendment dated as of April 12, 1994, to
                      Employment Agreement dated as of January 31, 1991
                      (incorporated by reference to Exhibit 4.6 to the Company's
                      Annual Report on Form 10-K for the fiscal year ended
                      January 28, 1995).
         4.7          -- Option Issuance Agreement dated as of September 30,
                      1991, by and between the Company and David H. Edwab
                      (incorporated by reference from Exhibit 4.5 to the
                      Company's Registration Statement on Form S-1 (Registration
                      No. 33-45949)).
         4.8          -- First Amendment to Option Issuance Agreement dated
                      April 22, 1992, but effective as of September 30, 1991
                      (incorporated by reference from Exhibit 4.7 to the
                      Company's Registration Statement on Form S-8 (Registration
                      No. 33-48109)).
         4.9          -- Second Amendment to Option Issuance Agreement dated
                      effective as of January 1, 1993 (incorporated by reference from Exhibit 4.8 to the Company's Registration Statement
                      on Form S-1 (Registration No. 33-60516)).
         4.10         -- First [sic] Amendment to Option Issuance Agreement
                      dated as of April 12, 1994 (incorporated by reference to
                      Exhibit 4.10 to the Company's Annual Report on Form 10-K
                      for the fiscal year ended January 28, 1995).
         4.11         -- Indenture dated March 1, 1996, between the Company and
                      Texas Commerce Bank National Association, as trustee
                      including Form of Note (incorporated by reference from
                      Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q
                      for the quarter ended May 4, 1996).

          4.12 -- Revolving Credit Agreement dated as of June 2, 1997, by and among The Company and NationsBank of Texas N.A. and the Banks listed therein, including form of Revolving Note (incorporated by reference from Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 3, 1997).
          4.13 -- The Men's Wearhouse, Inc. Employee Stock Discount Plan (incorporated by reference from Exhibit 4.13 to the Company's Registration Statement on Form S-8 (Registration No. 333-53623)).
          10.1 -- Employment Agreement dated as of January 31, 1991, including the First Amendment thereto dated as of September 30, 1991 by and between the Company and David H. Edwab (included as Exhibit 4.4).
          10.2 -- Second Amendment effective as of January 1, 1993, to Employment Agreement dated as of January 31, 1991, by and between the Company and David H. Edwab (included as
                      Exhibit 4.5).
          10.3 -- Second [sic] Amendment dated as of April 12, 1994, to Employment Agreement dated as of January 31, 1991 (incorporated by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1995).
          10.4 -- Option Issuance Agreement dated as of September 30, 1991, by and between the Company and David H. Edwab (included as Exhibit 4.7).
          10.5 -- First Amendment to Option Issuance Agreement dated April 22, 1992, but effective as of September 30, 1991 (included as Exhibit 4.8).
          10.6 -- Second Amendment to Option Issuance Agreement dated effective as of January 1, 1993 (included as Exhibit 4.9).
          10.7 -- First [sic] Amendment to Option Issuance Agreement dated as of April 12, 1994 (incorporated by reference to Exhibit 4.10 to the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1995).
          10.8        -- 1992 Stock Option Plan (incorporated by reference from
                      Exhibit 10.5 to the Company's Registration Statement on Form S-1 (Registration No. 33-45949)).
          10.9 -- First Amendment to 1992 Stock Option Plan (incorporated by Reference from Exhibit 10.9 to the Company's Registration Statement on Form S-1 (Registration No. 33-60516)).
          10.10 -- Non-Employee Director Stock Option Plan (incorporated by reference from Exhibit 10.7 to the Company's Registration Statement on Form S-1 (Registration No. 33-45949)).
          10.11 -- First Amendment to Non-Employee Director Stock Option Plan (incorporated by reference from Exhibit 10.16 to the Company's Registration Statement on Form S-1 (Registration No. 33-45949)).
          10.12 -- Commercial Lease dated September 1, 1995, by and between the Company and Zig Zag, A Joint Venture (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 4, 1996).
          10.13 -- Commercial Lease dated April 5, 1989, by and between the Company and Preston Road Partnership (incorporated by reference from Exhibit 10.10 to the Company's Registration Statement on Form S-1 (Registration No. 33-45949)).
          10.14 -- Stock Agreement dated as of March 23, 1992, between the Company and George Zimmer (incorporated by reference from Exhibit 10.13 to the Company's Registration Statement on Form S-1 (Registration No. 33-45949)).
          10.15 -- Split-Dollar Agreement and related Split-Dollar Collateral Assignment dated November 25, 1994 between the Company, George Zimmer and David Edwab, Co-Trustee of the Zimmer 1994 Irrevocable Trust (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1995).

          10.16       -- 1996 Stock Option Plan (incorporated by reference from
                      Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the Quarter ended August 3, 1996).
          10.17 -- Second Amendment to Non-Employee Director Stock Option Plan (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 3, 1996).
          10.18 -- 1998 Key Employee Stock Option Plan (incorporated by reference from Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31,
                      1998).
          27.1        -- Financial Data Schedule (Filed herewith).


(b)     Reports on Form 8-K.

        None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, The Men's Wearhouse, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           THE MEN'S WEARHOUSE, INC.
Dated: June 15, 1998

                                           By  /s/ DAVID H. EDWAB
                                             -----------------------------------
                                                   David H. Edwab
                                                      President


                                          By  /s/ GARY G. CKODRE
                                            ------------------------------------
                                                  Gary G. Ckodre
                                Vice President - Finance and Principal Financial
                                            and Accounting Officer