Form 10-Q
period 1998-08-01
MENS WEARHOUSE INC
filed 1998-09-11
CIK 884217

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the quarterly period ended August 1, 1998 or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from_________ to__________

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

     The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding at September 8, 1998 was 33,279,352.

===============================================================================

                                  REPORT INDEX

PART AND ITEM NO.                                                                                    PAGE NO.
-----------------                                                                                    --------
PART I - Financial Information

     Item 1 - Financial Statements

     General Information...........................................................................      1

     Consolidated Balance Sheets as of August 2, 1997 (unaudited), August 1, 1998 (unaudited)
       and January 31, 1998........................................................................      2

     Consolidated Statements of Earnings for the Three and Six Months Ended August 2, 1997
       (unaudited) and August 1, 1998 (unaudited)..................................................      3

     Consolidated Statements of Cash Flows for the Six Months Ended August 2, 1997
       (unaudited) and August 1, 1998 (unaudited)..................................................      4

     Item 2 - Management's Discussion and Analysis of Financial Condition and Results
       of Operations...............................................................................      7

PART II - Other Information

     Item 4 - Submission of Matters to a Vote of Security Holders..................................     11

     Item 6 - Exhibits and Reports on Form 8-K.....................................................     12

                          PART I, FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                               GENERAL INFORMATION

     The Consolidated Financial Statements herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the presentation and disclosures herein are adequate to make the information not misleading, and the financial statements reflect all elimination entries and normal adjustments which are necessary for a fair statement of the results for the three and six months ended August 2, 1997 and August 1, 1998.

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

           THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                         (In thousands)

                                                                                      August 2,      August 1,      January 31,
                                                                                        1997           1998            1998
                                                                                      ---------      ---------      ---------
                                                                                     (Unaudited)    (Unaudited)     (Audited)
                            ASSETS
CURRENT ASSETS:
      Cash                                                                            $  27,490      $   6,568      $  59,883
      Inventories                                                                       205,106        244,481        203,390
      Other current assets                                                               10,301         13,234         14,297
                                                                                      ---------      ---------      ---------
           Total current assets                                                         242,897        264,283        277,570
                                                                                      ---------      ---------      ---------
PROPERTY AND EQUIPMENT, NET                                                              75,800         92,851         81,266

OTHER ASSETS                                                                             19,860         26,194         20,579
                                                                                      ---------      ---------      ---------
           Total assets                                                               $ 338,557      $ 383,328      $ 379,415
                                                                                      =========      =========      =========
              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

      Accounts payable                                                                $  50,392      $  55,236      $  51,817
      Accrued expenses                                                                   21,004         23,875         33,408
      Income taxes payable                                                                2,397          2,461          9,765
      Other current liabilities                                                             181           --               19
                                                                                      ---------      ---------      ---------
           Total current liabilities                                                     73,974         81,572         95,009

LONG-TERM DEBT                                                                           57,500         57,500         57,500

OTHER LIABILITIES                                                                         7,199          7,008          6,858

SHAREHOLDERS' EQUITY:
      Common Stock                                                                          220            222            221
      Capital in excess of par                                                          109,317        112,171        109,969
      Retained earnings                                                                  90,688        124,931        110,199
                                                                                      ---------      ---------      ---------
                                                                                        200,225        237,324        220,389
      Less:
           Treasury stock, at cost                                                         (341)           (76)          (341)
                                                                                      ---------      ---------      ---------
             Total shareholders' equity                                                 199,884        237,248        220,048
                                                                                      ---------      ---------      ---------
             Total liabilities and shareholders' equity                               $ 338,557      $ 383,328      $ 379,415
                                                                                      =========      =========      =========


See Notes to Consolidated Financial Statements

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)
                      (In thousands, except per share data)

                                                 For the Three Months Ended     For the Six Months Ended
                                                 --------------------------    -------------------------
                                                  August 2,      August 1,     August 2,       August 1,
                                                    1997           1998          1997            1998
                                                 ----------     ----------     ----------     ----------
Net Sales                                        $  133,935     $  162,858     $  264,556     $  333,708

Cost of goods sold, including buying and
      occupancy costs                                82,744         98,966        164,932        205,971
                                                 ----------     ----------     ----------     ----------
           Gross Margin                              51,191         63,892         99,624        127,737

Selling, general and administrative expenses         41,374         49,577         82,445        101,589
                                                 ----------     ----------     ----------     ----------
Operating income                                      9,817         14,315         17,179         26,148

Interest expense, net                                   699            672          1,226          1,071
                                                 ----------     ----------     ----------     ----------
Earnings before income taxes                          9,118         13,643         15,953         25,077

Provision for income taxes                            3,762          5,629          6,581         10,345
                                                 ----------     ----------     ----------     ----------
Net earnings                                     $    5,356     $    8,014     $    9,372     $   14,732
                                                 ==========     ==========     ==========     ==========
Net earnings per share:
      Basic                                      $     0.17     $     0.24     $     0.30     $     0.44
                                                 ==========     ==========     ==========     ==========
      Diluted                                    $     0.17     $     0.23     $     0.30     $     0.43
                                                 ==========     ==========     ==========     ==========
Weighted average shares outstanding:
      Basic                                          31,715         33,236         31,595         33,201
                                                 ==========     ==========     ==========     ==========
      Diluted                                        34,769         36,583         34,584         36,478
                                                 ==========     ==========     ==========     ==========


See Notes to Consolidated Financial Statements.

                  THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)

                                                                          For the Six Months Ended
                                                                          ------------------------
                                                                          August 2,     August 1,
                                                                            1997          1998
                                                                          ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

      Net earnings                                                         $  9,372      $ 14,732

      Adjustments to reconcile net earnings to
       net cash used in operating activities:
       Depreciation and amortization                                          7,800        10,128
       Increase in inventories                                              (40,966)      (41,091)
       (Increase) decrease in other assets                                     (841)        1,063
       Increase (decrease) in accounts payable and accrued expenses           9,418        (4,598)
       Decrease in income taxes payable                                      (4,730)       (6,747)
       Increase (decrease) in other liabilities                                (183)          134
                                                                           --------      --------
           Net cash used in operating activities                            (20,130)      (26,379)
                                                                           --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:

      Capital expenditures                                                  (11,880)      (20,708)
      Investment in trademark, tradenames and other intangibles              (3,470)       (6,620)
                                                                           --------      --------
           Net cash used in investing activities                            (15,350)      (27,328)
                                                                           --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:

      Net proceeds from issuance of common stock                             29,961          --
      Principal payments under capital lease obligations                       (261)          (19)
      Payments of deferred loan costs                                          (197)         --
      Exercise of stock options                                                 710         1,094
      Option shares relinquished for tax obligations                         (1,356)         (683)
                                                                           --------      --------
           Net cash provided by financing activities                         28,857           392
                                                                           --------      --------
DECREASE IN CASH                                                             (6,623)      (53,315)

CASH, beginning of period                                                    34,113        59,883
                                                                           --------      --------
CASH, end of period                                                        $ 27,490      $  6,568
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

2.  Earnings per Share--

    The following table reconciles the earnings and shares used in the basic and diluted EPS computations (in thousands, except per share amounts):

                                     FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                     --------------------------     ------------------------
                                      AUGUST 2,      AUGUST 1,      AUGUST 2,      AUGUST 1,
                                        1997           1998           1997           1998
                                      ---------      ---------      ---------      ---------
Basic EPS:
Net earnings                          $   5,356      $   8,014      $   9,372      $  14,732
                                      =========      =========      =========      =========
Weighted average number of common
  shares outstanding                     31,715         33,236         31,595         33,201
                                      =========      =========      =========      =========
Basic EPS                             $    0.17      $    0.24      $    0.30      $    0.44
                                      =========      =========      =========      =========
Diluted EPS:
Net earnings                          $   5,356      $   8,014      $   9,372      $  14,732
Interest on Notes, net of taxes             486            486            971            971
                                      ---------      ---------      ---------      ---------
As adjusted                           $   5,842      $   8,500      $  10,343      $  15,703
                                      =========      =========      =========      =========
Weighted average number of common
  shares outstanding                     31,715         33,236         31,595         33,201
Assumed exercise of stock options           526            819            461            749
Assumed conversion of Notes               2,528          2,528          2,528          2,528
                                      ---------      ---------      ---------      ---------
As adjusted                              34,769         36,583         34,584         36,478
                                      =========      =========      =========      =========
Diluted EPS                           $    0.17      $    0.23      $    0.30      $    0.43
                                      =========      =========      =========      =========

3.  Supplemental Financial Information --

    Supplemental Cash Flow information (in thousands):

                                                           FOR THE SIX MONTHS ENDED
                                                     ----------------------------------
                                                     AUGUST 2, 1997      AUGUST 1, 1998
                                                     --------------      --------------
Cash paid during the period for:
  Interest                                           $       1,803       $       1,628
                                                     =============       =============
  Income taxes                                       $      11,311       $      17,073
                                                     =============       =============
Non-cash investing and financing activities:
  Additional paid in capital resulting from
    tax benefit recognized upon exercise of
    stock options                                    $       1,067       $         577
                                                     =============       =============
  Treasury stock issued to employee stock
    ownership plan                                   $       1,000       $       1,500
                                                     =============       =============

4.  Common Stock--

     On June 19, 1998, the Company effected a three-for-two common stock split by paying a 50% stock dividend to stockholders of record as of June 12, 1998. All share and per share information included in the accompanying consolidated financial statements and related notes have been restated to reflect the stock split.

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

                                                                                                              FISCAL YEAR
                                            THREE MONTHS ENDED                   SIX MONTHS ENDED                ENDED
                                        ----------------------------     -------------------------------    -------------
                                         AUGUST 2,        AUGUST 1,         AUGUST 2,        AUGUST 1,        JANUARY 31,
                                           1997             1998              1997             1998              1998
                                        -----------      -----------       -----------      -----------       -----------
Stores open at beginning of period              359              402               345              396              345
  Opened                                         11               13                26               18               50
  Acquired                                        6               --                 6                4                6
  Closed                                         (2)              (1)               (3)              (4)              (5)
                                        -----------      -----------       -----------      -----------       ----------
Stores open at end of period                    374              414               374              414              396
                                        ===========      ===========       ===========      ===========       ==========


RESULTS OF OPERATIONS

    Three Months Ended August 2, 1997 and August 1, 1998

    The Company's net sales increased $28.9 million, or 21.6%, to $162.9 million for the quarter ended August 1, 1998 due primarily to sales resulting from the increased number of stores and increased sales at existing stores. Comparable store sales (which are calculated by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period) increased 10.6% from the same prior year quarter. The comparable store sales increase for the second quarter of 1998 does not include sales from stores acquired in the first quarter of 1998. These acquired stores accounted for $4.0 million of the sales increase.

    Gross margin increased to $63.9 million in the second quarter of 1998 which was a 24.8% increase from the same prior year quarter. As a percentage of sales, gross margin increased from 38.2% in the second quarter of 1997 to 39.2% in the second quarter of 1998. This increase in gross margin predominantly resulted from a decrease in occupancy, product and alteration costs as a percentage of sales in traditional Men's Wearhouse stores. These gross margin improvements were offset, in part, by the lower product margin realized at the Value Priced Clothing Division ("VPC").

    Selling, general and administrative ("SG&A") expenses decreased as a percentage of sales from 30.9% for the quarter ended August 2, 1997 to 30.4% for the quarter ended August 1, 1998, while such expenses increased by $8.2 million to $49.6 million. On an absolute dollar basis, the principal components of SG&A expenses increased primarily due to the Company's growth. The decrease in SG&A expenses as a percentage of sales was related primarily to the impact of traditional store comparable sales increases and the operations of VPC stores, which have lower operating costs than traditional stores. Advertising expense decreased from 6.6% to 5.9% of net sales, store salaries decreased from 12.5% to 12.4% of net sales and other SG&A expenses increased from 11.8% to 12.1% of net sales.

    Interest expense, net of interest income, remained constant at $0.7 million in the second quarters of 1997 and 1998. Weighted average borrowings outstanding decreased $0.2 million from the prior year to $57.5 million in the second quarter of 1998, while the weighted average interest rate on outstanding indebtedness was constant at 6.3%. Interest expense associated with the 5 1/4% Convertible Subordinated Notes was offset by interest income of $0.3 million for the second quarter 1997 and $0.2 million for the second quarter of 1998 resulting from the investment of excess cash.

    The Company's effective income tax rate for the quarter ended August 1, 1998 was 41.3% which was unchanged from the same prior year quarter. The effective tax rate was higher than the statutory federal rate of 35% primarily due to the effect of state income taxes and the nondeductibility of a portion of meal and entertainment expenses.

    Six Months Ended August 2, 1997 and August 1, 1998

    The Company's net sales increased $69.2 million, or 26.1%, to $333.7 million for the six months ended August 1, 1998 due primarily to sales resulting from the increased number of stores and increased sales at existing stores. Comparable store sales increased 12.9% from the same prior year period. The comparable store sales increase for the first six months of 1998 does not include sales from stores acquired in the first quarter of 1998. These acquired stores accounted for $ 7.5 million of the sales increase.

    Gross margin increased to $127.7 million in the first half of 1998 which was a 28.2% increase from the same prior year period. As a percentage of sales, gross margin increased from 37.7% in the first six months of 1997 to 38.3% in the first six months of 1998. This increase in gross margin predominantly resulted from a decrease in product, occupancy and alteration costs as a percentage of sales in traditional Men's Wearhouse stores. The gross margin improvement was offset, in part, by the lower product margin realized at VPC.

    Selling, general and administrative expenses decreased as a percentage of sales from 31.2% for the six months ended August 2, 1997 to 30.4% for the six months ended August 1, 1998, while such expenses increased by $19.1 million to $101.6 million. On an absolute dollar basis, the principal components of SG&A expenses increased primarily due to the Company's growth. The decrease in SG&A expenses as a percentage of sales was related primarily to the impact of traditional store comparable sales increases and the operations of VPC stores, which have lower operating costs than traditional stores. Advertising expense decreased from 6.5% to 6.1% of net sales, store salaries decreased from 12.5% to 12.0% of net sales and other SG&A expenses increased from 12.1% to 12.3% of net sales.

    Interest expense, net of interest income, decreased from $1.2 million in the first six months of 1997 to $1.1 million in the first six months of 1998. Weighted average borrowings outstanding decreased $0.3 million from the prior year to $57.5 million in the first half of 1998, while the weighted average interest rate on outstanding indebtedness increased from 6.2% to 6.4%. This increase was due to higher commitment fees related to increased borrowing availability and other costs associated with the new revolving credit agreement entered into during the second quarter of 1997. Interest expense associated with the 5 1/4% Convertible Subordinated Notes was offset by interest income of $0.6 million for the first six months of 1997 and $0.8 million for the first six months of 1998 resulting from the investment of excess cash.

    The Company's effective income tax rate for the six months ended August 1, 1998 was 41.3% and remained unchanged from the same prior year period. The effective tax rate was higher than the statutory federal rate of 35% primarily due to the effect of state income taxes and the nondeductibility of a portion of meal and entertainment expenses.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities was $20.1 million in the first six months of 1997 and $26.4 million in the first six months of 1998. These amounts primarily represent net earnings plus depreciation and amortization, offset by increases in inventories and decreases in payables. Inventories increased $41.0 million and $41.1 million for the six months ended August 2, 1997 and August 1, 1998, respectively. The inventory increases primarily relate to seasonal inventory buildup and the addition of inventory for new and/or acquired stores and stores expected to be opened in the following quarter.

    Working capital was $182.7 million at August 1, 1998, which is a slight increase from $182.6 million at January 31, 1998 and up from $168.9 million at August 2, 1997. Historically, the Company's working capital has been at its lowest level in January and February, and has increased through November as inventory buildup is financed with both short-term and long-term borrowings in preparation for the fourth quarter selling season. The relatively modest change in working capital from

January 31, 1998 to August 1, 1998 is principally due to the use of available cash balances at year end to meet working capital and other requirements.

    Cash used in investing activities was $15.4 million and $27.3 million in the first six months of 1997 and 1998, respectively. For the six months ended August 1, 1998, cash used in investing activities was primarily comprised of capital expenditures related to the enterprise-wide project to upgrade the Company's information technology infrastructure, new stores opened during the year or under construction at the end of the first two quarters and the construction of the new distribution center. In addition, $6.6 million of cash was used in the first half of 1998 to purchase trademarks and other intangible assets associated with an acquisition.

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

    On August 14, 1998, the Company gave notice to the holders of its outstanding 5 1/4% Convertible Subordinated Notes (the "Notes") that the Company will exercise its provisional call rights to redeem the Notes on September 14, 1998. Any Notes not previously converted into Common Stock will be redeemed at 103.5% of the face amount. Interest for the period from September 1, 1998 (the last interest payment date) to September 14, 1998 will also be paid on the Notes upon redemption, however any Notes that convert into Common Stock after September 1, 1998 will not be paid interest. The Notes are convertible at any time on or before September 10, 1998, at the option of the holder, at $22.75 into shares of Common Stock. Funds required for the redemption of Notes and the payment of interest are available under the Company's Credit Agreement.

    In June 1997, the Company entered into a new revolving credit agreement with its bank group (the "Credit Agreement") which replaced a previously existing credit facility. The Credit Agreement provides for borrowing of up to $125 million through April 30, 2002. As of August 1, 1998, there was no indebtedness outstanding under the Credit Agreement.

    Advances under the Credit Agreement bear interest at a rate per annum equal to, at the Company's option, (i) the agent's prime rate or (ii) the reserve adjusted LIBOR rate plus an interest rate margin varying between .875% to 1.375%. The Credit Agreement provides for fees applicable to unused commitments of .125% to .275%.

    The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain a minimum amount of Consolidated Net Worth (as defined). The Company is also required to maintain certain debt to cash flow, cash flow coverage and current ratios and must keep its average store inventories below certain specified amounts. In addition, the Credit Agreement limits additional indebtedness, creation of liens, Restrictive Payments (as defined) and Investments (as defined). The Credit Agreement also prohibits payment of cash dividends on the Common Stock of the Company. The Credit Agreement permits, with certain limitations, the Company to merge or consolidate with another company, sell or dispose of its property and make acquisitions. The Company is in compliance with the covenants in the Credit Agreement.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet at their fair value. Gains and losses resulting from changes in the fair value of derivatives are recorded each period in current earnings or comprehensive earnings, depending on whether a derivative is designated as part of a hedge transaction, and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in comprehensive earnings will be reclassified as earnings in the period in which earnings are affected by the hedged item. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company is currently evaluating the impact, if any, of SFAS 133 on its financial position and results of operations.

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

                           PART II, OTHER INFORMATION
                        ITEM 4 - SUBMISSION OF MATTERS TO
                           A VOTE OF SECURITY HOLDERS

    On June 24, 1998, the Company held its annual meeting of stockholders. At the meeting, the stockholders voted on the following matters:

    1. To elect nine directors of the Company to hold office until the next Annual Meeting of Shareholders or until their respective successors are duly elected and qualified.

    2. To consider and act on a proposal to adopt the Company's Employee Stock Discount Plan.

    3. To ratify the appointment by the Board of Directors of the firm Deloitte & Touche LLP as independent auditors for the Company for 1998.

    All proposals received the affirmative vote required for approval. The number of votes cast for, against and withheld, as well as the number of abstentions, as to each matter were as follows (adjusted to reflect the 50% stock dividend to shareholders of record as of June 12, 1998):

Proposal
--------                     Shares Voted For        Shares Withheld
                             ----------------        ---------------
1.  Election of Directors

    George Zimmer               31,658,164               349,811

    David H. Edwab              31,660,144               347,831

    Richard E. Goldman          31,660,276               347,699

    Robert E. Zimmer            31,661,590               346,385

    James E. Zimmer             31,661,590               346,385

    Harry M. Levy               31,661,590               346,385

    Rinaldo Brutoco             31,661,590               346,385

    Michael L. Ray              31,661,590               346,385

    Sheldon I. Stein            31,661,590               346,385

                             Affirmative Votes        Negative Votes       Abstentions
                             -----------------        --------------       -----------
2.    Employee Stock
        Discount Plan           31,953,549                42,294             12,132

3.    Ratification of
        Auditors                31,990,107                12,717              5,151

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  EXHIBITS.

         EXHIBIT
         NUMBER        EXHIBIT INDEX
         -------       -------------
            27.1       -- Financial Data Schedule (Filed herewith).

    (b)  Reports on Form 8-K.

         None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, The Men's Wearhouse, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           THE MEN'S WEARHOUSE, INC.
Dated: September 11, 1998

                                           By  /s/ DAVID H. EDWAB
                                               ------------------
                                                 David H. Edwab
                                                    President


                                           By  /s/ GARY G. CKODRE
                                               ------------------
                                                 Gary G. Ckodre
                               Vice President - Finance and Principal Financial
                                             and Accounting Officer

                                 EXHIBIT INDEX


         EXHIBIT
         NUMBER        EXHIBIT INDEX
         -------       -------------
            27.1       -- Financial Data Schedule (Filed herewith).