Form 10-Q
period 1998-10-31
MENS WEARHOUSE INC
filed 1998-12-15
CIK 884217

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     For the quarterly period ended          October  31, 1998              or
                                    ---------------------------------------


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from __________ to__________

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




         The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding at December 11, 1998 was 34,914,368.

==============================================================================


                                  REPORT INDEX


PART AND ITEM NO.                                                                                    PAGE NO.
----------------                                                                                     --------

PART I - Financial Information

     Item 1 - Financial Statements

     General Information......................................................................           1

     Consolidated Balance Sheets as of November 1, 1997 (unaudited), October 31, 1998
     (unaudited)  and January 31, 1998........................................................           2

     Consolidated Statements of Earnings for the Three and Nine Months Ended November 1, 1997
     (unaudited) and October 31, 1998 (unaudited).............................................           3

     Consolidated Statements of Cash Flows for the Nine Months Ended November 1, 1997
       (unaudited)  and October 31, 1998 (unaudited)..........................................           4

     Notes to Consolidated Financial Statements...............................................           5

     Item 2 - Management's Discussion and Analysis of Financial Condition and Results
       of Operations..........................................................................           7

PART II - Other Information

     Item 6 - Exhibits and Reports on Form 8-K................................................          13

                          PART I, FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                               GENERAL INFORMATION

         The Consolidated Financial Statements herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the presentation and disclosures herein are adequate to make the information not misleading, and the financial statements reflect all elimination entries and normal adjustments which are necessary for a fair statement of the results for the three and nine months ended November 1, 1997 and October 31, 1998.

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

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                      November 1,          October 31,         January 31,
                                                                         1997                 1998                 1998
                                                                      -----------          -----------         -----------
                                                                      (Unaudited)          (Unaudited)          (Audited)

                ASSETS
CURRENT ASSETS:
      Cash                                                            $  22,718           $   5,910           $  59,883
      Inventories                                                       235,140             275,215             203,390
      Other current assets                                               10,793              13,596              14,297
                                                                      ---------           ---------           ---------
           Total current assets                                         268,651             294,721             277,570
                                                                      ---------           ---------           ---------
PROPERTY AND EQUIPMENT, NET                                              79,120              96,434              81,266
OTHER ASSETS, NET                                                        18,905              24,683              20,579
                                                                      ---------           ---------           ---------
           Total assets                                               $ 366,676           $ 415,838           $ 379,415
                                                                      =========           =========           =========

              LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable                                                $  70,304           $  74,902           $  51,817
      Accrued expenses                                                   22,230              21,152              33,408
      Income taxes payable                                                3,430                 837               9,765
      Other current liabilities                                              95                --                    19
                                                                      ---------           ---------           ---------
           Total current liabilities                                     96,059              96,891              95,009
                                                                      ---------           ---------           ---------
LONG-TERM DEBT                                                           57,500              32,750              57,500
OTHER LIABILITIES                                                         7,272               7,089               6,858
SHAREHOLDERS' EQUITY:
      Common Stock                                                          221                 348                 221
      Capital in excess of par                                          109,710             148,264             109,969
      Retained earnings                                                  96,255             131,490             110,199
                                                                      ---------           ---------           ---------
                                                                        206,186             280,102             220,389
      Less:
           Treasury stock, at cost                                         (341)               (994)               (341)
                                                                      ---------           ---------           ---------
             Total shareholders' equity                                 205,845             279,108             220,048
                                                                      ---------           ---------           ---------
             Total liabilities and shareholders' equity               $ 366,676           $ 415,838           $ 379,415
                                                                      =========           =========           =========

See Notes to Consolidated Financial Statements

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                      For the Three Months Ended    For the Nine Months Ended
                                                      ---------------------------  --------------------------
                                                      November 1,     October 31,  November 1,    October 31,
                                                         1997            1998         1997           1998
                                                      -----------     -----------  -----------    -----------

Net sales                                              $146,311       $170,742       $410,867       $504,450
Cost of goods sold, including buying and
      occupancy costs                                    91,172        105,461        256,104        311,432
                                                       --------       --------       --------       --------
           Gross margin                                  55,139         65,281        154,763        193,018
Selling, general and administrative expenses             45,063         52,321        127,508        153,910
                                                       --------       --------       --------       --------
Operating income                                         10,076         12,960         27,255         39,108
Interest expense, net                                       598            603          1,824          1,674
                                                       --------       --------       --------       --------
Earnings before income taxes                              9,478         12,357         25,431         37,434
Provision for income taxes                                3,909          5,097         10,490         15,442
                                                       --------       --------       --------       --------
Earnings before extraordinary item                        5,569          7,260         14,941         21,992
Extraordinary item, net of tax                             --              701           --              701
                                                       --------       --------       --------       --------
Net earnings                                           $  5,569       $  6,559       $ 14,941       $ 21,291
                                                       ========       ========       ========       ========
Net earnings per basic share:
      Earnings before extraordinary item               $   0.17       $   0.21       $   0.47       $   0.66
      Extraordinary item                                   --             0.02           --             0.02
                                                       --------       --------       --------       --------
      Net earnings                                     $   0.17       $   0.19       $   0.47       $   0.64
                                                       ========       ========       ========       ========
Net earnings per diluted share:
      Earnings before extraordinary item               $   0.17       $   0.21       $   0.47       $   0.64
      Extraordinary item                                   --             0.02           --             0.02
                                                       --------       --------       --------       --------
      Net earnings                                     $   0.17       $   0.19       $   0.47       $   0.62
                                                       ========       ========       ========       ========
Weighted average shares outstanding:
      Basic                                              33,077         34,149         32,089         33,517
                                                       ========       ========       ========       ========
      Diluted                                            36,200         35,826         35,123         36,261
                                                       ========       ========       ========       ========

See Notes to Consolidated Financial Statements.

                  THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)


                                                                          For the Nine Months Ended
                                                                         --------------------------
                                                                         November 1,    October 31,
                                                                            1997           1998
                                                                         ----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

      Net earnings                                                       $ 14,941        $ 21,291
      Adjustments to reconcile net earnings to
       net cash used in operating activities:
       Depreciation and amortization                                       12,342          15,393
       Increase in inventories                                            (71,000)        (71,825)
       (Increase) decrease in other assets                                 (1,067)            701
       Increase in accounts payable and accrued expenses                   30,703          12,495
       Decrease in income taxes payable                                    (3,335)         (8,272)
       Increase (decrease) in other liabilities                              (110)            231
                                                                         --------        --------
           Net cash used in operating activities                          (17,526)        (29,986)
                                                                         --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                (19,288)        (29,066)
      Investment in trademark, tradenames and other intangibles            (3,348)         (6,425)
                                                                         --------        --------
           Net cash used in investing activities                          (22,636)        (35,491)
                                                                         --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from issuance of common stock                           29,961            --
      Principal payments under capital lease obligations                     (347)            (19)
      Payments of deferred loan costs                                        (230)           --
      Exercise of stock options                                             1,140           1,215
      Option shares relinquished for tax obligations                       (1,757)           (769)
      Principal payments of long-term debt                                   --           (20,747)
      Bank borrowings                                                        --            32,750
      Purchase of shares for treasury                                        --              (926)
                                                                         --------        --------
           Net cash provided by financing activities                       28,767          11,504
                                                                         --------        --------
DECREASE IN CASH                                                          (11,395)        (53,973)
CASH, beginning of period                                                  34,113          59,883
                                                                         --------        --------
CASH, end of period                                                      $ 22,718        $  5,910
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

2.  Earnings per Share--

         On June 19, 1998, the Company effected a three-for-two stock split by paying a 50% stock dividend to stockholders of record as of June 12, 1998. All share and per share information included in the accompanying consolidated financial statements and related notes thereto have been restated to reflect the stock split.

         The following table reconciles the earnings and shares used in the basic and diluted EPS computations (in thousands, except per share amounts):


                                                             FOR THE THREE MONTHS ENDED             FOR THE NINE MONTHS ENDED
                                                            ------------------------------        ------------------------------
                                                            NOVEMBER 1,        OCTOBER 31,        NOVEMBER 1,        OCTOBER 31,
                                                               1997               1998               1997               1998
                                                            -----------        -----------        -----------        -----------

Earnings before extraordinary item                            $ 5,569            $ 7,260            $14,941            $21,992
Extraordinary item, net of tax                                   --                  701               --                  701
                                                              -------            -------            -------            -------
Net earnings                                                  $ 5,569            $ 6,559            $14,941            $21,291
                                                              =======            =======            =======            =======

Weighted average number of common
  shares outstanding                                           33,077             34,149             32,089             33,517
                                                              =======            =======            =======            =======

Basic EPS
  Earnings before extraordinary item                          $  0.17            $  0.21            $  0.47            $  0.66
  Extraordinary item                                             --                 0.02               --                 0.02
                                                              -------            -------            -------            -------
  Net earnings                                                $  0.17            $  0.19            $  0.47            $  0.64
                                                              =======            =======            =======            =======

Earnings before extraordinary item                            $ 5,569            $ 7,260            $14,941            $21,992
Interest on notes, net of taxes                                   486                152              1,457              1,144
                                                              -------            -------            -------            -------
As adjusted                                                     6,055              7,412             16,398             23,136
Extraordinary item, net of tax                                   --                  701               --                  701
                                                              -------            -------            -------            -------
As adjusted                                                   $ 6,055            $ 6,711            $16,398            $22,435
                                                              =======            =======            =======            =======

Weighted average number of common
  shares outstanding                                           33,077             34,149             32,089             33,517
Assumed exercise of stock options                                 595                566                506                689
Assumed conversion of notes                                     2,528              1,111              2,528              2,055
                                                              -------            -------            -------            -------
As adjusted                                                    36,200             35,826             35,123             36,261
                                                              =======            =======            =======            =======

Diluted EPS
  Earnings before extraordinary item                          $  0.17            $  0.21            $  0.47            $  0.64
  Extraordinary item                                             --                 0.02               --                 0.02
                                                              -------            -------            -------            -------
  Net earnings                                                $  0.17            $  0.19            $  0.47            $  0.62
                                                              =======            =======            =======            =======


3.  Supplemental Financial Information --

      Supplemental Cash Flow information (in thousands):

                                                          FOR THE NINE MONTHS ENDED
                                                     ------------------------------------
                                                       NOVEMBER 1,         OCTOBER 31,
                                                          1997                1998
                                                     ----------------    ----------------

Cash paid during the period for:
  Interest                                           $       3,151       $       2,149
                                                     =============       =============

  Income taxes                                       $      13,825       $      23,714
                                                     =============       =============
Non-cash investing and financing activities:
  Additional paid in capital, net of
    unamortized deferred financing costs,
    resulting from conversion of long-term
    debt to common stock                             $          --       $      35,909
                                                     =============       =============
  Additional paid in capital resulting from
    tax benefit recognized upon exercise of
    stock options                                    $       1,429       $         656
                                                     =============       =============
  Treasury stock issued to employee stock
    ownership plan                                   $       1,000       $       1,666
                                                     =============       =============


4.  Long-term Debt--

         On August 14, 1998, the Company gave notice to the holders of its outstanding 5 1/4 % Convertible Subordinated Notes (the "Notes") that the Company would redeem the Notes on September 14, 1998. As a result, $36.8 million principal amount of the Notes was converted into 1.6 million shares of Men's Wearhouse common stock and $20.7 million principal amount was redeemed for an aggregate of $21.5 million. An extraordinary charge of $0.7 million, net of $0.5 million tax benefit, was recognized for the early retirement of the debt.

5.  Subsequent Event--

         On November 18, 1998, the Company executed a definitive agreement to acquire Moores Retail Group, Inc. ("Moores"), a privately held retail operation which includes 115 men's apparel stores in Canada (107 stores) and the United States (8 stores) and a vertically integrated manufacturing facility in Montreal, Canada.

         Under the terms of the agreement, Moores would be merged with a subsidiary of The Men's Wearhouse, Inc. with shareholders and option holders of Moores receiving, based on certain adjustments, between 2.5 and 2.75 million shares of the Company's common stock for all of the outstanding shares of Moores. In addition, the Company will assume approximately Can $90 million in debt of Moores, which it expects to refinance. The Company anticipates accounting for the transaction as a pooling of interests.

                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         For supplemental information, it is suggested that "Management's Discussion and Analysis of Financial Condition and Results of Operations" be read in conjunction with the corresponding section included in the Company's Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended January 31, 1998. References herein to years are to the Company's 52-week or 53-week fiscal year which ends on the Saturday nearest January 31 in the following calendar year. For example, references to "1998" mean the fiscal year ending January 30, 1999.

         In large part, changes in net sales and operating results are impacted by the number of stores operating during the fiscal period. The following table presents information with respect to stores in operation during each of the respective fiscal periods.


                                                                                                              FISCAL YEAR
                                             THREE MONTHS ENDED                  NINE MONTHS ENDED               ENDED
                                        ------------------------------     -------------------------------    -------------
                                          NOVEMBER 1,      OCTOBER 31,       NOVEMBER 1,       OCTOBER 31,      JANUARY 31,
                                            1997             1998              1997             1998              1998
                                        -------------    -------------     -------------    --------------    -------------

Stores open at beginning of period              374              414               345              396              345
  Opened                                         10               12                36               30               50
  Acquired                                       --               --                 6                4                6
  Closed                                         (1)             (12)               (4)             (16)              (5)
                                        -----------      -----------       -----------      -----------       ----------
Stores open at end of period                    383              414               383              414              396
                                        ===========      ===========       ===========      ===========       ==========


RESULTS OF OPERATIONS

         Three Months Ended November 1, 1997 and October 31, 1998

         The Company's net sales increased $24.4 million, or 16.7%, to $170.7 million for the quarter ended October 31, 1998 due primarily to sales resulting from the increased number of stores and increased sales at existing stores. Comparable store sales (which are calculated by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period) increased 5.8% from the same prior year quarter. The comparable store sales increase for the third quarter of 1998 does not include sales from stores acquired in fiscal 1998. These acquired stores accounted for $3.9 million of the sales increase.

         Gross margin increased to $65.3 million in the third quarter of 1998 which was an 18.4% increase from the same prior year quarter. As a percentage of sales, gross margin increased from 37.7% in the third quarter of 1997 to 38.2% in the third quarter of 1998. This increase in gross margin predominantly resulted from a decrease in product and occupancy costs, offset slightly by higher alteration costs as a percentage of sales in traditional Men's Wearhouse stores. These gross margin improvements were offset, in part, by the lower product margin realized at the Value Priced Clothing ("VPC") division, which by design operates at a lower gross margin than the traditional Men's Wearhouse stores.

         Selling, general and administrative ("SG&A") expenses decreased as a percentage of sales from 30.8% for the quarter ended November 1, 1997 to 30.6% for the quarter ended October 31, 1998, while such expenses increased by $7.3 million to $52.3 million. On an absolute dollar basis, the principal components of SG&A expenses increased primarily due to the Company's growth. The decrease in SG&A expenses as a percentage of sales was related primarily to the impact of traditional store comparable sales increases and the operations of VPC stores, which have lower operating costs than traditional stores. Advertising expense decreased from 5.6% to 5.5% of net sales, store salaries decreased from 12.6% to 12.4% of net sales and other SG&A expenses increased from 12.6% to 12.7% of net sales.

         Interest expense, net of interest income, remained constant at $0.6 million in the third quarters of 1997 and 1998. Weighted average borrowings outstanding decreased $13.9 million from the prior year to $43.7 million in the third quarter of 1998, and the weighted average interest rate on outstanding indebtedness increased from 6.30% to 6.72%. The change in the weighted average borrowings and interest rate resulted from the early retirement of the Company's 5 1/4% Convertible Subordinated Debentures, partially offset by higher interest rate borrowings under the Company's revolving credit facility, in the third quarter of 1998. Interest expense was offset by interest income of $0.3 million for the third quarter of 1997 and $29,000 for the third quarter of 1998 resulting from the investment of excess cash.

         The Company's effective income tax rate for the quarter ended October 31, 1998 was 41.2% which was unchanged from the same prior year quarter. The effective tax rate was higher than the statutory federal rate of 35% primarily due to the effect of state income taxes and the nondeductibility of a portion of meal and entertainment expenses.

         The extraordinary charge of $0.7 million, net of a $0.5 million tax benefit, resulted from the early retirement of the Company's 5 1/4% Convertible Subordinated Debentures as discussed in "Liquidity and Capital Resources."

         Nine Months Ended November 1, 1997 and October 31, 1998

         The Company's net sales increased $93.6 million, or 22.8%, to $504.5 million for the nine months ended October 31, 1998 due primarily to sales resulting from the increased number of stores and increased sales at existing stores. Comparable store sales increased 11.0% from the same prior year period. The comparable store sales increase for the first nine months of 1998 does not include sales from stores acquired in fiscal 1998. These acquired stores accounted for $ 11.5 million of the sales increase.

         Gross margin increased to $193.0 million in the first three quarters of 1998 which was a 24.7% increase from the same prior year period. As a percentage of sales, gross margin increased from 37.7% in the first nine months of 1997 to 38.3% in the first nine months of 1998. This increase in gross margin predominantly resulted from a decrease in product, occupancy and alteration costs as a percentage of sales in traditional Men's Wearhouse stores. The gross margin improvement was offset, in part, by the lower product margin realized at VPC, which by design operates at a lower gross margin than the traditional Men's Wearhouse stores.

         Selling, general and administrative expenses decreased as a percentage of sales from 31.0% for the nine months ended November 1, 1997 to 30.5% for the nine months ended October 31, 1998, while such expenses increased by $26.4 million to $153.9 million. On an absolute dollar basis, the principal components of SG&A expenses increased primarily due to the Company's growth. The decrease in SG&A expenses as a percentage of sales was related primarily to the impact of traditional store comparable sales increases and the operations of VPC stores, which have lower operating costs than traditional stores. Advertising expense decreased from 6.2% to 5.9% of net sales, store salaries decreased from 12.5% to 12.1% of net sales and other SG&A expenses increased from 12.3% to 12.5% of net sales.

         Interest expense, net of interest income, decreased from $1.8 million in the first nine months of 1997 to $1.7 million in the first nine months of 1998. Weighted average borrowings outstanding decreased $4.5 million from the prior year to $53.2 million in the first three quarters of 1998, while the weighted average interest rate on outstanding indebtedness increased from 6.24% to 6.46%. The change in the weighted average borrowings and interest rate resulted from the early retirement of the Company's 5 1/4% Convertible Subordinated Debentures, partially offset by higher interest rate borrowings under the Company's revolving credit facility, in the third quarter of 1998. Interest expense was offset by interest income of $0.9 million for the first nine months of 1997 and $0.8 million for the first nine months of 1998 resulting from the investment of excess cash.

         The Company's effective income tax rate for the nine months ended November 1, 1997 was 41.2% which was slightly lower than the rate of 41.3% for the nine months ended October 31, 1998. The effective tax rate was higher than the statutory federal rate of 35% primarily due to the effect of state income taxes and the nondeductibility of a portion of meal and entertainment expenses.

         The extraordinary charge of $0.7 million, net of a $0.5 million tax benefit, resulted from the early retirement of the Company's 5 1/4% Convertible Subordinated Debentures as discussed in "Liquidity and Capital Resources."

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was $17.5 million in the first nine months of 1997 and $30.0 million in the first nine months of 1998. These amounts primarily represent net earnings plus depreciation and amortization and increases in payables, offset by increases in inventories. Inventories increased $71.0 million and $71.8 million for the nine months ended November 1, 1997 and October 31, 1998, respectively. The inventory increases primarily relate to seasonal inventory buildup and the addition of inventory for new and/or acquired stores and stores expected to be opened in the following quarter.

         Working capital was $197.8 million at October 31, 1998, which is an increase from $182.6 million at January 31, 1998 and up from $172.6 million at November 1, 1997. Historically, the Company's working capital has been at its lowest level in January and February, and has increased through November as inventory buildup is financed with both short-term and long-term borrowings in preparation for the fourth quarter selling season. The change in working capital from January 31, 1998 to October 31, 1998 is principally related to the aforementioned seasonal inventory increase.

         Cash used in investing activities was $22.6 million and $35.5 million in the first nine months of 1997 and 1998, respectively. For the nine months ended October 31, 1998, cash used in investing activities was primarily comprised of capital expenditures related to the enterprise-wide project to upgrade the Company's information technology infrastructure, new stores opened during the year or under construction at the end of the first three quarters and the construction of the new distribution center opened in June 1998. In addition, $6.4 million of cash was used in the first nine months of 1998 primarily to purchase trademarks and other intangible assets associated with acquisitions.

         In July 1997, the Company issued 1,000,000 shares of Common Stock for net proceeds of $30.0 million. The Company used the proceeds from such offering to fund its continued expansion and upgrade its information technology infrastructure. The remaining cash was invested in short-term securities.

         In August 1998, the Company gave notice to the holders of its outstanding 5 1/4% Convertible Subordinated Debentures (the "Notes") that the Company would exercise its provisional call rights to redeem the Notes on September 14, 1998. Holders were given the option to convert the $57.5 million in Notes into shares of the Company's common stock at a price of $22.75 per share on or before September 10, 1998 or to have their Notes redeemed at a redemption price of $1,035 per $1,000 principal amount of Notes. Approximately $36.8 million of the principal amount of the Notes was converted to approximately 1.6 million shares of the Company's common stock and approximately $20.7 million principal amount was redeemed.

         In June 1997, the Company entered into a new revolving credit agreement with its bank group (the "Credit Agreement") which replaced a previously existing credit facility. The Credit Agreement provides for borrowing of up to $125 million through April 30, 2002. As of October 31, 1998, $32.8 million was outstanding under the Credit Agreement.

         Advances under the Credit Agreement bear interest at a rate per annum equal to, at the Company's option, (i) the agent's prime rate or (ii) the reserve adjusted LIBOR rate plus an interest rate margin varying between .875% to 1.375%. The Credit Agreement provides for fees applicable to unused commitments of .125% to .275%. The interest rate for borrowings under the Credit Agreement was 6.7% at October 31, 1998.

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

         On November 18, 1998, the Company executed a definitive agreement to acquire Moores Retail Group, Inc. ("Moores"), a privately held retail operation which includes 115 men's apparel stores in Canada (107 stores) and the United States (8 stores) and a vertically integrated manufacturing facility in Montreal, Canada. Under the terms of the agreement, Moores would be merged with a subsidiary of The Men's Wearhouse, Inc. with shareholders and option holders of Moores receiving, based on certain adjustments, between 2.5 and 2.75 million shares of the Company's Common Stock for all of the outstanding shares of Moores. In addition, the Company will assume approximately Can $90 million in debt of Moores, which it expects to refinance. The Company anticipates accounting for the transaction as a pooling of interests.

         The Company expects to amend and restate the existing Credit Agreement concurrently with the closing of the Moores acquisition. Covenants and interest rates are expected to be substantially similar to those contained in the Company's existing Credit Agreement.

         The Company anticipates that its existing cash and cash flow from operations, supplemented by borrowings under the Credit Agreement, will be sufficient to fund its planned store openings, other capital expenditures and operating cash requirements for at least the next 12 months as well as the refinancing of the Moores debt.

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

YEAR 2000

         The Company has aggressively pursued the implementation of technology which provides the opportunity for competitive advantage and which leverages human resources. By implementing a sophisticated management information system, and by integrating it with a highly functional telecommunications system, the Company has effectively managed the operation of its business and its inventory while experiencing substantial growth.

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

         The Company's voice mail system has not only enhanced internal communication capabilities, it also has provided an actively used channel for improving customer service and it has contributed to the Company's advertising efforts, giving the Company access to unsolicited customer testimonials.

         Due to the dramatic changes in state of the art information technology, both in general and with regard to the retail industry, in mid-1997, the Company commenced an enterprise-wide project to upgrade its information technology by acquiring products that are generally available and field tested and are designed to increase the efficiency and the future productivity of its operations. The Company has benefited significantly from investment in technology in the past, and it is anticipated that these modifications will further increase the benefit that the Company derives from technology, both in the near term and in the future. In completing these modifications, the Company expects to achieve Year 2000 date conversion compliance. Capital expenditures related to the project are anticipated to be between approximately $12.0 million and $20.0 million. The amount of expenditures related specifically to year 2000 date conversion compliance are not separable from this amount. The Company expects that all of its business systems will be Year 2000 compliant by mid-1999. The Company does not anticipate that the cost will have a material effect on the Company's consolidated financial position or results of operations for any given year. However, no assurances can be given that the Company will be able to completely identify or address all Year 2000 compliance issues, or that third parities with whom the Company does business with will not experience system failures as a result of the Year 2000 issue, nor can the Company fully predict the consequences of noncompliance.

         The Company employs technology in several other areas of its operations and intends to continue its pursuit of technologies that will favorably impact performance and/or the delivery of customer service.

         As part of its assessment of the Year 2000 issue, the Company has completed an inventory of its hardware and software systems, including the embedded systems in the Company's buildings, property and equipment. The Company is presently in the process of implementing converted and replacement systems for all of its non-compliant hardware and software systems to ensure that the operation of such systems will not be materially adversely affected by the Year 2000 date change. The Company estimates that its efforts to make all internal systems Year 2000 compliant are approximately 70% complete.

         To date, the Company has made expenditures of approximately $500,000 related to its telephone and security systems specifically to address the Year 2000 issue. The Company does not anticipate that it will incur additional material expenditures beyond those associated with the updating and upgrading of the information systems discussed above to address the Year 2000 issue.

         In many cases, the Company has received written responses from its vendors and suppliers confirming that the vendor or supplier is Year 2000 compliant. The Company will continue to monitor those vendors and suppliers, as well as those who have not provided written assurance.

         Assuming no general failure of utilities to provide basic services over large geographic areas or of the banking systems generally to conduct business substantially as usual, or of the credit card systems to confirm credit generally, the Company believes that at the store level, the worst case scenario for the Company would require the processing of credit approval by telephone and the ordering and allocation of inventory by telephone. While each of those scenarios would increase the cost of doing business and may result in the loss of some sales, the Company does not believe that either of these situations would have a material adverse effect on the Company's results of operations.

         If the Company is unable to purchase or receive inventory, or is unable to arrange for the manufacture of piece goods acquired by the Company into tailored clothing, such failure, depending upon how extensive, could have a material adverse effect on the operations of the Company. However, no vendor or supplier accounts for more than 10% of the inventory purchased by the Company and, in most cases, alternative suppliers are available.

         The Company does anticipate that it will increase its inventory for approximately one month prior to the Year 2000 to insure that it has adequate inventory to cover possible disruptions associated with the Year 2000 date change.

         The Company has not yet developed a contingency plan at present. However, the Company will adopt such a plan, if necessary, in mid-1999 to address any unresolved issues or risks that may exist at that time.

         The statements included in this section are intended to be and are designated "Year 2000 Readiness Disclosure" statements within the meaning of the Year 2000 Information and Readiness Disclosure Act.

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

                       PART II, OTHER INFORMATION
                ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

                                         THE MEN'S WEARHOUSE, INC.
Dated: December 15, 1998

                                         By /s/ DAVID H. EDWAB
                                           -----------------------------------
                                                David H. Edwab
                                                President


                                         By /s/ GARY G. CKODRE
                                           -----------------------------------
                                                Gary G. Ckodre
                                         Vice President - Finance and Principal
                                            Financial and Accounting Officer

                                  EXHIBIT INDEX


           EXHIBIT
            NUMBER    EXHIBIT INDEX
           -------    -------------

             27.1     -- Financial Data Schedule (Filed herewith).