Form 10-K405
period 1999-01-30
MENS WEARHOUSE INC
filed 1999-04-05
CIK 884217

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-K
(MARK ONE)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 30, 1999

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 0-20036

                             ---------------------

                           THE MEN'S WEARHOUSE, INC.
             (Exact Name of Registrant as Specified in its Charter)

                    TEXAS                                        74-1790172
       (State or Other Jurisdiction of                         (IRS Employer
        Incorporation or Organization)                     Identification Number)

             5803 GLENMONT DRIVE
                HOUSTON, TEXAS                                   77081-1701
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

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of shares of common stock on the NASDAQ National Market System on March 26, 1999, was approximately $623.4 million.

     The number of shares of common stock of the Registrant outstanding on March 26, 1999 was 34,968,848, excluding 71,384 shares classified as Treasury Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

                   DOCUMENT                             INCORPORATED AS TO
                   --------                             ------------------
Notice and Proxy Statement for the Annual        Part III: Items 10, 11, 12 and 13
  Meeting of Shareholders scheduled to be held
  July 1, 1999.
Registration Statement on Form S-4 relating to   Part I: Item 1
  the acquisition of K&G Men's Center, Inc.
  filed with the Securities and Exchange
  Commission on April 5, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             FORM 10-K REPORT INDEX

                             10-K PART AND ITEM NO.

                                                                         PAGE
                                                                         ----
                                   PART I
Item 1.   Business....................................................     1
Item 2.   Properties..................................................     9
Item 3.   Legal Proceedings...........................................    10
Item 4.   Submission of Matters to a Vote of Security Holders.........    10
                                   PART II
Item 5.   Market for the Company's Common Equity and Related
          Stockholder Matters.........................................    11
Item 6.   Selected Financial Data.....................................    12
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    13
Item 7A.  Market Risk.................................................    18
Item 8.   Financial Statements and Supplementary Data.................    22
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................    40
                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........    40
Item 11.  Executive Compensation......................................    40
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................    40
Item 13.  Certain Relationships and Related Transactions..............    40
                                   PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................    40

                                      (ii)

                                     PART I

ITEM 1. BUSINESS

GENERAL

     The Men's Wearhouse began operations in 1973 as a partnership and was incorporated as The Men's Wearhouse, Inc. (the "Company") under the laws of Texas in May 1974. Our principal executive offices are located at 5803 Glenmont Drive, Houston, Texas 77081-1701 (telephone number 713/592-7200), and at 40650 Encyclopedia Circle, Fremont, California 94538-2453 (telephone number 510/657-9821).

THE COMPANY

     We are one of the largest off-price specialty retailers of men's tailored business clothing in the United States. At January 30, 1999, we operated 431 stores in 40 states and the District of Columbia, with approximately 32% of our locations in Texas and California.

     We operate our stores in the following two formats:

          Men's Wearhouse. We target middle and upper middle income men by offering quality merchandise at everyday low prices. In addition to value, we provide a superior level of customer service. Men's Wearhouse stores offer a broad selection of designer, brand name and private label merchandise at prices we believe are typically 20% to 30% below the regular prices found at traditional department and specialty stores. The prices of our suits generally range from $199 to $599. We consider our merchandise to be conservative. Our merchandise includes suits, sport coats, slacks, business casual, sportswear, outerwear, dress shirts, shoes and accessories. We concentrate on tailored business attire that is characterized by infrequent and more predictable fashion changes. Therefore, we believe we are not as exposed to trends typical of more fashion-forward apparel retailers, where significant markdowns and promotional pricing are more common. At January 30, 1999, we operated 411 Men's Wearhouse stores in 40 states and the District of Columbia. These stores are referred to as "Men's Wearhouse stores" or "traditional stores".

          Value Priced Clothing. We launched Value Priced Clothing in late 1996 to address the market for a more price sensitive customer. We believe that Value Priced Clothing's more basic, value-oriented approach appeals to certain customers in the men's tailored clothing market. Value Priced Clothing offers a selection of brand names and private label merchandise that we believe is typically 30% to 50% below the regular prices of traditional department stores and specialty stores. The price of suits at these stores generally range from $99 to $199. At January 30, 1999, we operated 20 Value Priced Clothing stores in five states. Value Priced Clothing operates stores under the names "C&R", "SuitMax" and "Suit Warehouse".

     We are in the process of closing the remaining four C&R stores, with one to be converted to a SuitMax store. See "Business -- VPC Operations".

     In this document, Value Priced Clothing and its wholly owned subsidiary are collectively referred to as "VPC". The stores operated by VPC are referred to in this document as "VPC stores".

STORE OPERATIONS AND EXPANSION

     Our expansion strategy includes:

     - opening additional Men's Wearhouse stores in new and existing markets,

     - increasing the size of certain existing Men's Wearhouse stores,

     - increasing productivity and profitability in our existing markets,

     - developing the VPC store format in new and existing markets,

     - identifying strategic acquisition opportunities (see "-- Recent Developments"), and

     - testing expanded merchandise categories in selected stores.

     In general terms, we consider a geographic area served by a common group of television stations as a single market.

     On a limited basis, we have acquired store locations, inventories, customer lists, trademarks and tradenames from existing menswear retailers in both new and existing markets. We may do so again in the future. At present, we plan to open an additional 40 to 45 new Men's Wearhouse stores and five to ten new SuitMax stores in 1999, to close approximately five stores in 1999, to remodel and relocate existing stores and to continue expansion in subsequent years. We believe that our ability to increase the number of traditional stores in the United States above 500 will be limited. However, we believe that additional growth opportunities exist through selectively expanding existing stores, improving and diversifying the merchandise mix, relocating stores and expanding our VPC operations.

     We have focused on acquiring and growing our VPC store format. We have completed three acquisitions between January 1997 and February 1998. These acquisitions included:

     - the January 1997 acquisition of C&R Clothiers ("C&R"), a privately held retailer of 17 men's tailored clothing stores in Southern California,

     - the May 1997 acquisition of Walter Pye's Men's Shops, Inc. ("NAL") which operated four stores in the greater Houston area and one in each of San Antonio, Texas and New Orleans, Louisiana, and

     - the February 1998 acquisition of T.H.C., Inc. ("Suit Warehouse") which operated four stores in metropolitan Detroit.

     We are integrating these acquired operations to create a similar store format and focus. In the process, we have closed most of the C&R stores. We expect to utilize a common format under the name SuitMax to build brand awareness with customers. To achieve this format and focus, we intend to:

     - close the four remaining C&R stores in early 1999, with one to be converted to a SuitMax store, and

     - open new stores under a common format.

     In connection with the proposed combination with K&G Men's Center, Inc. ("K&G") (see "-- Recent Developments"), the Company intends to re-evaluate the store branding opportunities for VPC. Once a decision is made with respect to VPC store branding, the Company anticipates that it will embark on an advertising campaign to gain and expand market identity for the VPC store format.

     As a result of the consolidation of the men's tailored clothing industry, we have been and expect to continue to be presented with significant opportunities for growth within our industry. Such opportunities may include, but are not limited to:

     - increased direct sourcing of merchandise, including possible ventures with apparel manufacturers,

     - acquisitions of menswear retailers,

     - the acquisition or licensing of designer or nationally recognized brand labels,

     - expansion and remodeling of certain existing stores,

     - testing of new product categories, and

     - enhancing our website to allow the sale of merchandise over the internet.

MERCHANDISING

     Our stores offer a broad selection of designer, brand name and private label men's business attire, including a consistent stock of core items (such as navy blazers, tuxedos and basic suits) and considers its merchandise conservative. Although basic styles are emphasized, each season's merchandise reflects current fabric and color trends, and a small percentage of inventory, accessories in particular, are usually more fashion oriented. The broad merchandise selection creates increased sales opportunities by permitting a customer to purchase substantially all of his tailored wardrobe and accessory requirements, including shoes, at our stores. Within our tailored clothing, we offer an assortment of styles from a variety of manufacturers and maintain a broad selection of fabrics and colors. We believe that the depth of selection offered provides us with an advantage over most of our competitors.

     In 1995, the Company expanded its inventory mix to include "business casual" merchandise designed to meet increased demand for such product resulting from the trend toward more relaxed dress codes in the workplace. The added merchandise consists of tailored and non-tailored clothing that complements the existing product mix and provides opportunity for enhanced sales without significant inventory risk. The expanded inventory includes, among other things, more sport coats, casual slacks, knits and woven sports shirts, sweaters and casual shoes.

     We believe our stores differ from most other off-price retailers in that we do not purchase significant quantities of merchandise overruns or close-outs. We provide recognizable quality merchandise at consistent prices that assist the customer in identifying the value available at our stores. We believe that the merchandise at Men's Wearhouse stores is generally offered 20% to 30% below traditional department and specialty store regular prices. A ticket is affixed to each item, which displays our selling price alongside the price we regard as the regular retail price of the item. At the checkout counter, the customer's receipt reflects the savings from what we consider the regular retail price.

     By targeting men's tailored business attire, a category of men's clothing characterized by infrequent and more predictable fashion changes, we believe we are not as exposed to trends typical of more fashion-forward apparel retailers. This allows us to carry basic merchandise over to the following season and reduces the need for markdowns; for example, a navy blazer or gray business suit may be carried over to the next season. Men's Wearhouse stores have a once-a-year sale after Christmas that runs through the month of January, during which prices on many items are reduced 20% to 50% off the everyday low prices. This sale reduces stock at year-end and prepares for the arrival of the new season's merchandise.

     During 1996, 1997 and 1998, 72%, 71% and 68%, respectively, of our total net sales were attributable to tailored clothing (suits, sport coats and slacks), and 28%, 29% and 32%, respectively, were attributable to casual attire, sportswear, shoes, shirts, ties, outerwear and other accessories.

     In addition to accepting cash, checks or nationally recognized credit cards, beginning on October 27, 1998 we started offering our own private label credit card to customers. The private label credit card offers the customer a discount based on sales volume -- for every $500 purchased on the credit card during a specified period, the customer receives a gift certificate for $50 that is valid for six months. We have contracted with a third-party vendor to provide all necessary servicing, processing and to assume all credit risks associated with our private label credit card program. We believe that the private label credit card provides us with an important tool for targeted marketing and presents an excellent opportunity to communicate with our customers via monthly statements and possibly over time to increase the average dollar amount per transaction and the frequency of shopping visits.

CUSTOMER SERVICE AND MARKETING

     The Company's sales personnel are trained as clothing consultants to provide customers with assistance and advice on their apparel needs, including product style, color coordination, fabric and garment fit. Clothing consultants at Men's Wearhouse stores attend an intensive training program at our training facility in Fremont, California, which is further supplemented with weekly store meetings, periodic merchandise meetings, and frequent interaction with multi-unit managers and merchandise managers.

     The Company encourages its clothing consultants to be friendly and knowledgeable and to promptly greet each customer entering the store. Consultants are encouraged to offer guidance to the customer at each stage of the decision-making process, making every effort to earn the customer's confidence and to create a professional relationship that will continue beyond the initial visit. Clothing consultants are also encouraged to contact customers after the purchase or pick-up of tailored clothing to determine whether customers are satisfied with their purchases and, if necessary, to take corrective action. Store personnel have full authority to respond to customer complaints and reasonable requests, including the approval of returns, exchanges, refunds, re-alterations and other special requests, all of which we believe helps promote customer satisfaction and loyalty.

     Each of the Company's stores provides on-site tailoring services to facilitate timely alterations at a reasonable cost to customers. Tailored clothing purchased at a Men's Wearhouse store will be pressed and re-altered (if the alterations were performed at a Men's Wearhouse store) free of charge for the life of the garment.

     Because management believes that men prefer direct and easy store access, we attempt to locate our stores in neighborhood strip and specialty retail centers or in freestanding buildings to enable customers to park near the entrance of the store.

     Our total annual advertising expenditures, which were $31.0 million, $38.0 million and $43.4 million in 1996, 1997 and 1998, respectively, are significant. However, we believe that once we attract prospective customers, the experience of shopping in our stores will be the primary factor encouraging subsequent visits. The Company advertises principally on television and radio, which we consider the most effective means of attracting and reaching potential customers, and our advertising campaign is designed to reinforce our image of providing value and customer service. "I guarantee it" is a long-standing phrase associated with Men's Wearhouse stores and our advertising campaign. In the advertisements, our Chief Executive Officer and co-founder guarantees customer satisfaction with the apparel purchased, the quality of tailoring and the total shopping experience.

VPC OPERATIONS

     We launched VPC in late 1996 to address the market for a more price sensitive customer. We believe that VPC's more basic, value-oriented approach appeals to certain customers in the men's tailored clothing market. VPC offers a selection of brand names and private label merchandise that we believe is typically 30% to 50% below the regular retail prices of traditional department store and specialty store prices. The prices of suits generally range from $99 to $199.

     VPC operates stores under the names "C&R", "SuitMax" and "Suit Warehouse". At January 30, 1999, we operated 20 VPC stores in five states, which consist of 12 SuitMax stores, four Suit Warehouse stores and four C&R stores.

     We have begun a process to integrate and develop the VPC operations into a similar format and focus. This process will include a move toward a common average store size, ranging from 10,000 to 15,000 square feet and hours of operations from Friday through Sunday only in most markets. To build brand awareness with customers, these stores will be operated under the name SuitMax.

     To achieve this similar format, we have closed most of the existing C&R stores, and it is anticipated that by the end of the first quarter of 1999 the four remaining C&R locations will be closed, with one being converted to a SuitMax store. In some cases, Men's Wearhouse stores have been relocated to C&R locations. Management expects that estimated closing costs related to the closure of the remaining C&R stores will not have a material effect on our operations. The four Suit Warehouse stores will continue to operate in Detroit, Michigan. The main focus of the VPC operations will be the SuitMax stores. We plan to add approximately five to ten new SuitMax stores in 1999 and to continue the expansion of the SuitMax stores in subsequent years. We expect that we will experience lesser operating margins from VPC as it makes substantial advertising expenditures to gain market identity and rationalizes acquired assets to meet the new SuitMax format.

     If the proposed merger with K&G is consummated (see "-- Recent Developments"), it is contemplated that K&G will become part of the VPC operations. At such time, the Company intends to re-evaluate the store branding opportunities for VPC. Once a decision is made with respect to VPC store branding, the Company anticipates that it will embark on an advertising campaign to gain and expand market identity for the VPC store format.

PURCHASING AND DISTRIBUTION

     We purchase merchandise from approximately 280 vendors. In 1998, no vendor accounted for 10% or more of purchases. Management does not believe that the loss of any vendor would significantly impact us. While we have no material long-term contracts with our vendors, we believe that we have developed an excellent relationship with our vendors, which is supported by consistent purchasing practices.

     We believe we obtain favorable buying opportunities relative to many of our competitors. We do not request cooperative advertising support from manufacturers, which reduces the manufacturers' costs of doing business and enables them to offer us lower prices. Further, we believe we obtain better discounts by entering into purchase arrangements that provide for limited return policies, although we always retain the right to return goods that are damaged upon receipt or determined to be improperly manufactured. Finally, volume purchasing of specifically planned quantities purchased well in advance of the season enables more efficient production runs by manufacturers, who, in turn, are provided the opportunity to pass some of the cost savings back to us.

     During 1993, we expanded our inventory sourcing capabilities by implementing a direct sourcing program. Under this program, we purchase fabric from mills and contract with certain factories for the assembly of the end product (suits, sport coats or slacks). Such arrangements for fabric and assembly have been with both domestic and foreign mills and factories. Previous purchases from such mills and factories had been through other suppliers. Product acquired during 1996, 1997 and 1998 through the direct sourcing program represented approximately 28%, 31% and 35%, respectively, of total inventory purchases. We expect that purchases through the direct sourcing program will represent approximately 38% of total purchases in 1999.

     To protect against currency exchange risks associated with certain firmly committed and certain other probable, but not firmly committed inventory transactions denominated in a foreign currency (primarily the Italian lira), we enter into forward exchange contracts. In addition, many of the purchases from foreign vendors are financed by letters of credit.

     In 1995, we entered into license agreements with a limited number of parties under which we are entitled to use designer labels, such as "Vito Rufolo", and nationally recognized brand labels such as "Botany" and "Botany 500", in return for royalties paid to the licensor based on the costs of the relevant product. These license agreements generally limit the use of the individual label to products of a specific nature (such as men's suits, men's formal wear or men's shirts). The labels licensed under these agreements will continue to be used in connection with a portion of the purchases under the direct sourcing program described above, as well as purchases from other vendors. We monitor the performance of these licensed labels compared to their cost and may elect to selectively terminate any license. During 1996, we purchased several trademarks, including "Cricketeer," "Joseph & Feiss International," "Baracuta," and "Country Britches," which are used similarly to our licensed labels. Because of the continued consolidation in the men's tailored clothing industry, we may be presented with opportunities to acquire or license other designer or nationally recognized brand labels.

     All merchandise is received into our central warehouse located in Houston, Texas. Once received, merchandise is arranged by size. Our computer system generates bar-coded garment tags and labels and recommends distribution of the merchandise on the basis of each store's past performance with similar merchandise and existing inventory levels. This distribution is reviewed by a member of our merchandise staff and any necessary changes are made. Merchandise for a store is picked and then moved to the appropriate staging area for shipping. In addition to the central distribution center in Houston, we have additional space within certain Men's Wearhouse stores in the majority of our markets, which function as redistribution facilities for their respective areas.

     We lease and operate 31 long-haul tractors and 49 trailers, which, together with common carriers, ship merchandise from the vendors to our distribution facilities and from the distribution facilities to centrally located stores within each market. We also lease or own 74 smaller van-like trucks, which are used to ship merchandise locally or within a given geographic region.

MANAGEMENT INFORMATION AND TELECOMMUNICATION SYSTEMS

     We have aggressively pursued the implementation of technology which provides the opportunity for competitive advantage and which leverages human resources. By implementing a sophisticated management information system, and by integrating it with a highly functional telecommunication system, we have effectively managed the operation of our business and inventory while experiencing substantial growth.

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

     The Company's voice mail system has not only enhanced internal communication capabilities, it also has provided an actively used channel for improving customer service and it has contributed to our advertising efforts by giving us access to unsolicited customer testimonials.

     Moores Retail Group Inc. ("Moores"), which combined with the Company on February 10, 1999 (see "-- Recent Development"), operates a fully-integrated, point-of-sale inventory and management information system processed by a DEC Alpha Unix-based computer with proprietary software. The system provides inventory and sales information by store and by SKU. Moores' POS systems have been designed to integrate all major aspects of Moores' business, including sales by store, inventory levels, purchase order management, merchandise planning and the general ledger functions. Store inventory levels are regularly monitored and adjusted to reflect sales trends. The inventory control system provides information that enhances management's ability to make informed and timely buying and manufacturing decisions and accommodate unexpected increases or decreases in demand for a particular item. The inventory management system is capable of reporting product information, such as style, fabric, vendor lot, model number, size and color. Through its stock replenishment system, the merchandise of each Moores store is restocked on a weekly or, if needed, more frequent basis.

     Due to the dramatic changes in the state of the art of information technology, both in general and with regard to the retail industry, in mid-1997, the Company commenced an enterprise-wide project to upgrade our information technology by acquiring products that are generally available and field tested and are designed to increase the efficiency and the future productivity of our operations. We have benefited significantly from investments in technology in the past, and it is anticipated that these modifications will further increase the benefit that we derive from technology, both in the near term and in the future. In completing these modifications, we expect to achieve Year 2000 date conversion compliance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Risks."

COMPETITION

     We believe that the unit demand for men's tailored clothing has declined. Our primary competitors include specialty men's clothing stores, traditional department stores, off-price retailers, manufacturer-owned and independently owned outlet stores and three-day stores. Over the past several years market conditions have resulted in consolidation of the industry. We believe that the principal competitive factors in the men's tailored clothing market are merchandise assortment, quality, price, garment fit, merchandise presentation, store location and customer service. We attempt to distinguish ourselves from our competitors by providing what we believe to be the best features of each competing shopping alternative.

     We believe that strong vendor relationships, our direct sourcing program and our buying power are the principal factors enabling us to obtain quality merchandise at attractive prices. We believe that our vendors rely on our predictable payment record and history of honoring all promises, including our promise not to advertise names of labeled and unlabeled designer merchandise, when requested. Certain of our competitors (principally department stores) are larger and have substantially greater financial, marketing and other resources than we have and there can be no assurance that we will be able to compete successfully with them in the future.

SEASONALITY

     Like most retailers, our business is subject to seasonal fluctuations. Historically, over 30% of our net sales and approximately 50% of our net earnings have been generated during the fourth quarter of each year. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full year. See Note 9 of Notes to Consolidated Financial Statements.

TRADEMARKS AND SERVICE MARKS

     We are the owner in the United States of the trademark and service mark, "The Men's Wearhouse(R) ", and of federal registrations therefor expiring in 2009 and 2002, respectively, subject to renewal. We have also been granted registrations for that trademark and service mark in 36 states (including Texas and California) of the 40 states, plus the District of Columbia, in which we do business and have used those marks. Applications for the most recent states entered are in process. Our rights in the "The Men's Wearhouse" mark are a significant part of our business, as the mark has become well known through our television and radio advertising campaigns. Accordingly, we intend to maintain our mark and the related registrations.

     We are also the owner in the United States of the servicemarks "C&R", "C&R Clothiers", "Walter Pye's", "NAL", "Suit Warehouse" and "SuitMax". Such marks are used to identify the retail store services of and are the tradenames utilized by the retail clothing stores operated by VPC.

     In addition to The Men's Wearhouse, C&R Clothiers and NAL trademarks/service marks, we own or license other trademarks/service marks used in the business, principally in connection with the labeling of product purchased through the direct sourcing program.

EMPLOYEES

     At January 30, 1999, we had approximately 6,800 employees, of whom approximately 5,900 were full-time and approximately 900 were part-time employees. Seasonality affects the number of part-time employees as well as the number of hours worked by full-time and part-time personnel. As of January 30, 1999, we had no collective bargaining agreements.

RECENT DEVELOPMENTS

  Moores Retail Group Inc.

     On February 10, 1999, we acquired Moores Retail Group Inc., a privately owned Canadian corporation, in exchange for securities ("Exchangeable Shares") exchangeable for 2.5 million shares of our common stock. The Exchangeable Shares have substantially identical economic and legal rights as, and will ultimately be exchanged on a one-on-one basis for, shares of our common stock. The Exchangeable Shares were issued to the shareholders and option holders of Moores in exchange for all of the outstanding shares of capital stock and options of Moores because of Canadian tax law considerations. All Exchangeable Shares must be converted into our common stock within five years and will be reflected as common stock outstanding for financial reporting purposes. The merger has been accounted for as a pooling of interests.

     In connection with closing the Moores acquisition, we repaid approximately U.S. $59 million of Moores' existing indebtedness and entered into two new Canadian credit facilities for this purpose. The credit facilities, which will also be used to provide working capital for the ongoing needs of Moores, include a Can$30 million (U.S. $20 million) revolving loan and a Can$75 million (U.S. $50 million) term loan.

     Moores is one of Canada's leading specialty retailers of men's tailored clothing, with 107 stores in the ten Canadian provinces and eight stores in the United States. Moores distinguishes itself from other Canadian retailers of men's tailored clothing by manufacturing virtually all of the tailored clothing for sale in its stores.

     Moores focuses on conservative, basic tailored apparel. This limits exposure to changes in fashion trends and the need for significant markdowns. Approximately 60% of Moores' merchandise consists of men's tailored clothing. The remaining 40% includes dress shirts, sportswear, outerwear and accessories. Moores typically offers a full assortment of suits and sport coats in sizes ranging from 36 short to 54 extra long. The prices of suits generally range from Can $149 to Can $299 in Moores Canadian stores and US $169 to US $299 in Moores U.S. stores.

     Moores conducts its manufacturing operations through its wholly owned subsidiary, Golden Brand Clothing (Canada) Ltd. ("Golden Brand"), which is the second largest manufacturer of men's suits and sport coats in Canada, and one of the largest in North America. Golden Brand's manufacturing facility in Montreal, Canada, includes a cutting room, fusing department, pant shop and coat shop. At full capacity, the coat shop can produce 12,000 units per week and the pant shop can produce 25,000 units per week. As a result of the vertical integration and the related cost savings, Moores is able to provide greater value to its customer by offering a broad selection of quality merchandise at everyday low prices, which the Company believes typically range from 20% to 30% below traditional Canadian department and specialty stores.

     Except for certain supervisory and office personnel, all of Golden Brand's employees belong to the Union of Needletrades, Industrial and Textile Employees. Golden Brand is part of a collective bargaining unit, of which it is the largest company.

     The Company expects to close seven of the Moores US stores and to convert the eighth store to a Men's Wearhouse store in order to eliminate duplicate store sites in existing Men's Wearhouse markets. The Company expects to incur costs of approximately $3.0 million in connection with the closing of these stores.

  K&G Men's Center, Inc.

     On March 4, 1999, we announced the signing of an Agreement and Plan of Merger with K&G Men's Center, Inc. ("K&G"), a retailer of men's apparel and accessories with 33 stores in the United States. Under the terms of the proposed merger, we will issue between 0.40 and 0.43 of a share of our common stock in exchange for each share of K&G common stock. The exact exchange ratio will depend on the average trading price for our common stock during a 15 trading day period ending on the third trading day before the merger. K&G has approximately
10.3 million shares outstanding. It is expected that the merger with K&G will be accounted for as a pooling of interests. Consummation of the proposed merger is dependent upon, among other things, the approval of the shareholders of K&G.

     K&G is a superstore retailer of men's apparel and accessories. K&G's stores offer first-quality, current-season men's apparel and accessories comparable in quality to that of traditional department and fine specialty stores, at everyday low prices 30% to 70% below retail prices typically charged by such stores. K&G's merchandising strategy emphasizes broad and deep assortments across all major menswear categories, including tailored clothing, casual sportswear, dress furnishings, footwear and accessories. This dominant merchandise selection, which includes brand name as well as private label merchandise, positions K&G to attract a wide range of menswear customers in each of its markets. Like the Company, K&G's philosophy of delivering everyday value distinguishes K&G from other retailers that adopt a more promotional pricing strategy.

     K&G's stores are "destination" stores located primarily in low-cost warehouses and secondary strip shopping centers easily accessible from major highways and thoroughfares. K&G's stores are open for business on Fridays, Saturdays and Sundays only, typically for a total of 24 hours per week. K&G pioneered the weekend strategy in menswear retailing as a means of responding to its customers' shopping habits and creating a sense of urgency to purchase, while facilitating cost control and inventory replenishment. This weekend strategy is an integral element of K&G's retail formula that emphasizes low operating costs, low mark-ups and high inventory turnover to produce attractive store-level economics.

     K&G's 33 stores are located in Atlanta (4); Baltimore; Boston (2); Charlotte; Cincinnati; Cleveland; Dallas (3); Denver (2); Houston (2); Indianapolis; Long Island (2); Los Angeles; Minneapolis; Philadelphia (3); Seattle (2); Washington, D.C. (2); Kansas City, Kansas; Rahway, New Jersey; Fairfield, New Jersey; and Columbus, Ohio.

     For additional information and financial data regarding K&G, please see the Registration Statement on Form S-4 filed on April 5, 1999, which is incorporated by reference herein.

ITEM 2. PROPERTIES

     As of January 30, 1999, we operated 431 stores in 40 states and the District of Columbia. The following table sets forth the location, by state, of these stores:

                                                                MEN'S
                                                              WEARHOUSE    VPC
                                                              ---------    ---
California..................................................      82        6
Texas.......................................................      42        7
Florida.....................................................      26       --
Illinois....................................................      20       --
Michigan....................................................      18        4
Ohio........................................................      15       --
Pennsylvania................................................      14       --
New York....................................................      13       --
Virginia....................................................      13       --
Washington..................................................      13       --
North Carolina..............................................      12       --
Georgia.....................................................      11        2
Colorado....................................................      10       --
Massachusetts...............................................      10       --
Maryland....................................................       9       --
Minnesota...................................................       9       --
Arizona.....................................................       8       --
Indiana.....................................................       8       --
Missouri....................................................       7       --
Tennessee...................................................       7       --
Connecticut.................................................       6       --
New Jersey..................................................       6       --
Oregon......................................................       6       --
Wisconsin...................................................       6       --
Utah........................................................       5       --
Louisiana...................................................       4        1
Nevada......................................................       4       --
South Carolina..............................................       4       --
Alabama.....................................................       3       --
Kentucky....................................................       3       --
New Hampshire...............................................       3       --
Oklahoma....................................................       3       --
Kansas......................................................       2       --
Nebraska....................................................       2       --
Delaware....................................................       1       --
District of Columbia........................................       1       --
Idaho.......................................................       1       --
Iowa........................................................       1       --
Mississippi.................................................       1       --
New Mexico..................................................       1       --
Rhode Island................................................       1       --
                                                                 ---       --
          Total.............................................     411       20
                                                                 ---       --

     Men's Wearhouse stores vary in size from approximately 2,800 to 10,800 total square feet (average square footage at January 30, 1999 was 4,938 square feet). Men's Wearhouse stores are primarily located in middle and upper middle income neighborhood strip and specialty retail shopping centers. We believe our customers generally prefer to limit the amount of time they spend shopping for men's tailored clothing and seek easily accessible store sites.

     Men's Wearhouse stores are designed to further our strategy of facilitating sales while making the shopping experience pleasurable. Men's Wearhouse attempts to create a specialty store atmosphere through effective merchandise presentation and sizing, attractive in-store signs and efficient checkout procedures. Most of the traditional stores have similar floor plans and merchandise presentation to facilitate the shopping experience and sales process. Designer, brand name and private label garments are intermixed, and emphasis is placed on the fit of the garment rather than on a particular label or manufacturer. Each store is staffed with clothing consultants and sales associates and has a tailoring facility with at least one tailor.

     SuitMax and Suit Warehouse stores vary in size from approximately 5,400 to 30,700 total square feet (average square footage at January 30, 1999 was 14,301 square feet).

     We own the building that houses one of our stores in Dallas, Texas, and lease the underlying land from certain of our principal shareholders. We lease the remainder of our stores on terms generally from five to ten years with renewal options at higher fixed rates in most cases. Leases typically provide for percentage rent over sales break points. Additionally, most leases provide for a base rent as well as "triple net charges", including but not limited to common area and maintenance expenses, property taxes, utilities, center promotions and insurance. In certain markets, we lease between 1,000 and 5,000 additional square feet in a Men's Wearhouse store to be utilized as a redistribution facility in that geographic area.

     We own a 240,000 square foot facility situated on approximately seven acres of land in Houston, Texas which serves as our principal office, warehouse and distribution facility. Approximately 65,000 square feet of this facility is used as office space for our financial, information technology and merchandising departments with the remaining 175,000 square feet serving as a warehouse and distribution center. We also own a 150,000 square foot facility, situated on an adjacent six acres, comprised of approximately 9,000 square feet of office space and 141,000 square feet serving as a warehouse and distribution center.

     Our executive offices in Fremont, California are housed in a 35,500 square foot facility which we own. This facility serves as an office, training and redistribution facility.

     We lease, from certain of our principal shareholders, a building used as a supply depot. The lease term on this one acre facility in Houston, Texas runs until August 31, 2005, and is on terms that we believe are no less favorable than could be obtained from an independent third party.

ITEM 3. LEGAL PROCEEDINGS

     We are involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of our business. Management believes that none of these matters will have a material adverse effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 30, 1999.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the NASDAQ under the symbol "SUIT." The following table sets forth, on a per share basis for the periods indicated, the high and low sale prices per share for our common stock as reported by NASDAQ. The prices set forth below for periods prior to June 19, 1998 have been adjusted to give retroactive effect to the 50% stock dividend paid on that date.

                                                               HIGH     LOW
                                                              ------   ------
FISCAL YEAR 1997
  First quarter ended May 3, 1997...........................  $20.67   $15.33
  Second quarter ended August 2, 1997.......................   25.08    16.75
  Third quarter ended November 1, 1997......................   27.50    22.33
  Fourth quarter ended January 31, 1998.....................   26.50    20.00
FISCAL YEAR 1998
  First quarter ended May 2, 1998...........................  $29.67   $22.33
  Second quarter ended August 1, 1998.......................   36.88    26.67
  Third quarter ended October 31, 1998......................   34.63    14.00
  Fourth quarter ended January 30, 1999.....................   32.50    22.00

     On March 26, 1999, there were approximately 1,100 holders of record and approximately 4,187 beneficial holders of our common stock.

     We have not paid dividends on our common stock and for the foreseeable future we intend to retain all of our earnings for the future operation and expansion of our business. Our credit agreement prohibits the payment of cash dividends on our common stock. See Note 4 of Notes to Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected statement of earnings and balance sheet information for the fiscal years indicated has been derived from The Men's Wearhouse, Inc. (the "Company") audited consolidated financial statements. The Company's consolidated financial statements as of January 31, 1998 and January 30, 1999 and for each of the three years in the period ended January 30, 1999 were audited by Deloitte & Touche LLP, independent auditors, whose report thereon appears elsewhere herein. The Selected Financial Data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto. References herein to years are to the Company's 52-week or 53-week fiscal year, which ends on the Saturday nearest January 31 in the following calendar year. For example, references to "1998" mean the fiscal year ended January 30, 1999. All fiscal years for which financial information is included herein had 52 weeks, except 1995 which had 53 weeks.

                                                 1994       1995       1996       1997       1998
                                               --------   --------   --------   --------   --------
                                                     (DOLLARS AND SHARES IN THOUSANDS, EXCEPT
                                                       PER SHARE AND PER SQUARE FOOT DATA)
STATEMENT OF EARNINGS DATA:
  Net sales..................................  $317,127   $406,343   $483,547   $631,110   $767,922
  Gross margin...............................   121,878    157,615    188,366    242,593    299,735
  Operating income...........................    22,375     30,606     38,134     51,530     71,682
  Earnings before extraordinary item.........    12,108     16,508     21,143     28,883     40,920
  Earnings per share of common stock before
     extraordinary item (1):
     Basic...................................  $   0.43   $   0.55   $   0.67   $   0.89   $   1.21
     Diluted.................................  $   0.42   $   0.54   $   0.67   $   0.87   $   1.17
  Weighted average shares outstanding(1).....    28,216     29,821     31,354     32,343     33,849
  Weighted average shares outstanding plus
     dilutive potential common shares(1).....    28,744     30,339     34,101     35,384     36,075
OPERATING INFORMATION:
  Percentage increase in comparable store
     sales(2)................................       8.4%       6.8%       3.9%       8.5%      10.4%
  Average square footage-- all stores(3).....     4,553      4,687      4,863      5,097      5,297
  Average sales per square foot of selling
     space(4)................................  $    406   $    416   $    413   $    420   $    437
NUMBER OF STORES:
  Open at beginning of the period............       183        231        278        345        396
  Opened.....................................        48         48         50         50         47
  Acquired...................................        --         --         17          6          4
  Closed.....................................        --         (1)        --         (5)       (16)
                                               --------   --------   --------   --------   --------
  Open at end of the period..................       231        278        345        396        431
CAPITAL EXPENDITURES.........................  $ 23,736   $ 22,538   $ 26,222   $ 27,380   $ 46,247

                                       JANUARY 28,   FEBRUARY 3,    FEBRUARY 1,    JANUARY 31,   JANUARY 30,
                                          1995           1996           1997          1998          1999
                                       -----------   ------------   ------------   -----------   -----------
BALANCE SHEET INFORMATION:
  Working capital....................   $ 68,078       $ 88,798       $136,837      $182,561      $174,055
  Total assets.......................    160,494        204,105        295,478       379,415       403,732
  Long-term debt(5)..................     24,575          4,250         57,500        57,500            --
  Shareholders' equity...............     84,944        136,961        159,129       220,048       298,218

---------------

(1) Adjusted to give effect to a 50% stock dividend effected on November 15, 1995 and a 50% stock dividend effected June 19, 1998.

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

(5) February 1, 1997 and January 31, 1998 balances represent the 5 1/4% Convertible Subordinated Notes Due 2003. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for a discussion of the redemption of the Notes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company opened its first store in Houston, Texas in August 1973, growing to 431 stores by January 30, 1999. The Company opened 50 stores in 1996, 50 stores in 1997 and 47 stores in 1998; in addition, the Company acquired 17 stores in January 1997 (C&R), six stores in May 1997 (NAL) and four stores in February 1998 (Suit Warehouse) as part of its VPC operations. This growth has resulted in significant increases in net sales and has also contributed to increased net earnings for the Company.

     Generally, new Men's Wearhouse traditional stores contribute toward covering corporate overhead and other indirect costs within three months of opening, depending primarily upon the month within which the store is opened. In determining store contribution, the Company considers net sales, cost of sales and other direct store costs, but excludes buying costs, corporate overhead, depreciation and amortization, financing costs and advertising. Expansion is generally continued within a market as long as management believes it will provide profitable incremental sales volume.

     Like most retailers, our business is subject to seasonal fluctuations. Historically, over 30% of our net sales and approximately 50% of our net earnings have been generated during the fourth quarter of each year. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full year.

     The Company currently intends to continue its expansion in new and existing markets and plans to open approximately 40 to 45 new traditional stores and five to ten new VPC stores in 1999. The average cost (excluding telecommunications and point-of-sale equipment and inventory) of opening a new store is expected to be approximately $300,000 to $325,000 in 1999.

     In addition to increases in net sales resulting from new stores and acquisitions, the Company has experienced comparable store sales increases in each of the past five years, including a 10.4% increase for 1998.

     The Company has closed 21 stores in the three years ended January 30, 1999. Generally, in determining whether to close a store, the Company considers the store's historical and projected performance and the continued desirability of the store's location. Store performance is continually monitored and, occasionally, as neighborhoods and shopping areas change, management may determine that it is in the best interest of the Company to close or relocate a store. In 1997, the Company closed two traditional stores in California and two traditional stores in Texas due to substandard performance and/or the proximity of a newly opened store. Also in 1997, after the acquisition of NAL, the Company closed one of its outlet centers due to the proximity of an acquired store. In 1998, the Company closed two traditional stores in California and one traditional store in Tennessee due to substandard performance or the proximity of another store. The remaining 13 stores closed in 1998 were C&R stores that were closed as part of the Company's efforts to integrate and develop the VPC operations that target the more price sensitive clothing customer. It is anticipated that the four remaining C&R stores will be closed by the end of the first quarter of 1999, with one being converted to a SuitMax store.

     The following table sets forth the Company's results of operations expressed as a percentage of net sales for the periods indicated:

                                                            FISCAL YEAR
                                                      -----------------------
                                                      1996     1997     1998
                                                      -----    -----    -----
Net sales...........................................  100.0%   100.0%   100.0%
Cost of goods sold, including buying and occupancy
  costs.............................................   61.0     61.6     61.0
                                                      -----    -----    -----
Gross margin........................................   39.0     38.4     39.0
Selling, general and administrative expenses........   31.1     30.3     29.7
                                                      -----    -----    -----
Operating income....................................    7.9      8.1      9.3
Interest expense....................................    0.4      0.3      0.2
                                                      -----    -----    -----
Earnings before income taxes........................    7.5      7.8      9.1
Income taxes........................................    3.1      3.2      3.8
                                                      -----    -----    -----
Earnings before extraordinary item..................    4.4%     4.6%     5.3%
                                                      -----    -----    -----

RESULTS OF OPERATIONS

  1998 Compared with 1997

     The following table presents a breakdown of 1997 and 1998 net sales of the Company by stores open in each of these periods:

                                                             NET SALES
                                                     --------------------------
                                                      1997     1998    INCREASE
                                                     ------   ------   --------
                                                           (IN MILLIONS)
STORES
51 stores opened or acquired in 1998(1)............  $   --   $ 50.9    $ 50.9
56 stores opened or acquired in 1997(2)............    46.6     92.1      45.5
Stores opened before 1997..........................   584.5    624.9      40.4
                                                     ------   ------    ------
          Total....................................  $631.1   $767.9    $136.8
                                                     ======   ======    ======

---------------

(1) Sales include $16.1 million attributable to the four Suit Warehouse stores acquired in February 1998, with the remaining $34.8 million attributable to the four SuitMax and 43 Men's Wearhouse stores opened in 1998.

(2) Sales include $10.6 million and $15.4 million for 1997 and 1998, respectively, attributable to the six NAL stores acquired in May 1997, with the remaining $36.0 million and $76.7 million attributable to the 50 Men's Wearhouse stores opened in 1997.

     The Company's net sales increased $136.8 million, or 21.7%, to $767.9 million for 1998 due primarily to sales resulting from the increased number of stores and increased sales at existing stores. Comparable store sales (which are calculated by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period) increased 10.4% from 1997.

     Gross margin increased $57.1 million, or 23.6%, to $299.7 million in 1998. As a percentage of sales, gross margin increased from 38.4% in 1997 to 39.0% in 1998. This increase in gross margin predominantly related to a decrease in product and occupancy costs as a percentage of sales for the traditional Men's Wearhouse stores. This increase was partially offset by the lower product margins realized in the VPC stores, as compared to the traditional Men's Wearhouse stores.

     Selling, general and administrative ("SG&A") expenses decreased, as a percentage of sales, from 30.3% in 1997 to 29.7% in 1998, while SG&A expenditures increased by $37.0 million to $228.1 million. On an absolute dollar basis, the principal components of SG&A expenses increased primarily due to the Company's growth. The decrease in SG&A expenses as a percentage of sales was related primarily to the impact of traditional store comparable sales increases. Advertising expense decreased from 6.0% to 5.6% of net sales and store salaries decreased from 12.1% to 12.0% of net sales, while other SG&A expenses decreased from 12.2% to 12.1% of net sales.

     Interest expense, net of interest income, decreased from $2.4 million in 1997 to $2.0 million in 1998. Weighted average borrowings outstanding decreased $12.2 million from the prior year to $45.5 million in 1998, while the weighted average interest rates on outstanding indebtedness increased from 6.3% to 6.5%. The change in weighted average borrowings resulted from the early retirement of the $57.5 million in 5 1/4% Convertible Subordinated Notes in the third quarter of 1998, of which $36.8 million was converted to common stock. The impact of the decrease in weighted average borrowings was partially offset by higher interest rate borrowings under the Company's revolving credit facility during the last half of 1998. Interest expense was offset by interest income of $1.3 million in 1997 and $0.9 million in 1998, which resulted from the investment of excess cash.

     The Company's effective income tax rate for the year ended January 30, 1999 was 41.3% and remained unchanged from the prior year. The effective tax rate was higher than the statutory federal rate of 35% primarily due to the effect of state income taxes and the nondeductibility of a portion of meal and entertainment expenses. This, combined with the factors discussed above, resulted in 1998 earnings before extraordinary item of $40.9 million, or 5.3%, of net sales, compared with 1997 earnings before extraordinary item of $28.9 million, or 4.6% of net sales. The extraordinary item of $0.7 million, net of a $0.5 million tax benefit, related to the early retirement of the Company's
5 1/4% Subordinated Notes.

  1997 Compared with 1996

     The following table presents a breakdown of 1996 and 1997 net sales of the Company by stores open in each of these periods:

                                                             NET SALES
                                                     --------------------------
                                                      1996     1997    INCREASE
                                                     ------   ------   --------
                                                           (IN MILLIONS)
STORES
56 stores opened or acquired in 1997(1)............  $   --   $ 46.6    $ 46.6
67 stores opened or acquired in 1996(2)............    36.8    103.2      66.4
Stores opened before 1996..........................   446.7    481.3      34.6
                                                     ------   ------    ------
          Total....................................  $483.5   $631.1    $147.6
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

     The Company's net sales increased $147.6 million, or 30.5%, to $631.1 million for 1997 due primarily to sales resulting from the increased number of stores and increased sales at existing stores. Comparable store sales increased 8.5% from 1996. The comparable store sales increase for 1997 does not include sales from the VPC stores. Acquired VPC stores accounted for $33.1 million of the sales increase for 1997.

     Gross margin increased $54.2 million, or 28.8%, to $242.6 million in 1997. As a percentage of sales, gross margin decreased from 39.0% in 1996 to 38.4% in 1997. This decline in gross margin predominantly resulted from the lower gross margin realized in the VPC stores, as compared to the traditional Men's Wearhouse stores; however, this decline was partially offset by an increase in the gross margin percentage for the traditional Men's Wearhouse stores, primarily due to a decrease in occupancy costs and product costs as a percentage of sales.

     Selling, general and administrative expenses decreased, as a percentage of sales, from 31.1% in 1996 to 30.3% in 1997, while SG&A expenditures increased by $40.8 million to $191.1 million. On an absolute dollar basis, the principal components of SG&A expenses increased primarily due to the Company's growth. The decrease in SG&A expenses as a percentage of sales was related primarily to the lower operating costs associated with the VPC stores as compared to the traditional Men's Warehouse stores, and the impact of traditional store comparable sales increases. Advertising expense decreased from 6.4% to 6.0% of net sales and store salaries decreased from 12.4% to 12.1% of net sales, while other SG&A expenses decreased from 12.3% to 12.2% of net sales.

     Interest expense, net of interest income, increased from $2.1 million in 1996 to $2.4 million in 1997. Weighted average borrowings outstanding increased $3.1 million from the prior year to $57.7 million in 1997, while the weighted average interest rates on outstanding indebtedness increased from 6.2% to 6.3%. Interest expense associated with the 5 1/4% Convertible Subordinated Notes was offset by interest income of $1.3 million in 1997 and $1.2 million in 1996 resulting from the investment of excess cash.

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

LIQUIDITY AND CAPITAL RESOURCES

     In July 1997, the Company issued 1,500,000 shares of common stock for net proceeds of $30.0 million. The Company used the proceeds from such offering to fund its continued expansion and upgrade its information technology infrastructure. The remaining cash was invested in short-term securities.

     In August 1998, the Company gave notice to the holders of its outstanding
5 1/4% Convertible Subordinated Notes (the "Notes") that the Company would redeem the Notes on September 14, 1998. As a result, $36.8 million principal amount of the Notes was converted into 1.6 million shares of the Company's common stock and $20.7 million principal amount was redeemed for an aggregate of $21.5 million. An extraordinary charge of $0.7 million, net of tax benefit of $0.5 million, related to the retirement of the debt was recognized in the third quarter of 1998.

     In February 1999, the Company amended and restated its revolving credit agreement with a group of banks (the "Credit Agreement"). This agreement provides for borrowing of up to $125 million through February 5, 2004. Advances under the Credit Agreement bear interest at a rate per annum equal to, at the Company's option, the agent's prime rate or the reserve adjusted LIBOR rate plus an interest rate margin varying between .75% to 1.25%. The Credit Agreement provides for fees applicable to unused commitments of .125% to .225%. As of January 30, 1999, there was no indebtedness outstanding under the Credit Agreement.

     The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain a minimum amount of Consolidated Net Worth (as defined). The Company is also required to maintain certain debt to cash flow, cash flow coverage and current ratio. In addition, the Credit Agreement limits additional indebtedness, creation of liens, Restrictive Payments (as defined) and Investments (as defined). The Credit Agreement also prohibits payment of cash dividends on the common stock of the Company. The Credit Agreement permits, with certain limitations, the Company to merge or consolidate with another company, sell or dispose of its property, make acquisitions, issue options or enter into transactions with affiliates. The Company is in compliance with the covenants in the Credit Agreement.

     In February 1999, the Company also entered into two new Canadian credit facilities in conjunction with the combination with Moores. These facilities include a revolving credit agreement which provides for borrowings up to Can $30 million (U.S. $20 million) through February 5, 2004 and a term credit agreement which provides for borrowings of Can $75 million (U.S. $50 million) to be repaid in quarterly installments of Can $0.9 million (U.S. $0.6 million) beginning May 1, 1999; remaining unpaid principal is payable on February 5, 2004. Covenants and interest rates are substantially similar to those contained in the Company's Credit Agreement. Borrowings under these agreements were used to repay approximately U.S. $59 million in outstanding indebtedness of Moores with the remaining availability to be used to fund operating and other requirements of Moores.

     The Company's primary sources of working capital are cash flow from operations and borrowings under the Credit Agreement. The Company had working capital of $136.8 million, $182.6 million and $174.1 million at the end of 1996, 1997 and 1998, respectively. Historically, the Company's working capital has been at its lowest level in January and February, and has increased through November as inventory buildup is financed with both short-term and long-term borrowings in preparation for the fourth quarter selling season.

     Net cash provided by operating activities amounted to $19.8 million, $28.9 million and $33.0 million in 1996, 1997, and 1998, respectively. These amounts primarily represent net earnings plus depreciation and amortization and increases in current liabilities, offset by increases in inventories and other current assets and, in 1996 and 1997, a decrease in income taxes payable. The increase in inventories of $27.3 million in 1996, $39.3 million in 1997 and $32.7 million in 1998 resulted from the addition of inventory for new and acquired stores and stores expected to be opened shortly after the year-end, backstocking and the purchase of fabric used in the direct sourcing of inventory.

     Capital expenditures totaled $26.2 million, $27.4 million and $46.2 million in 1996, 1997 and 1998, respectively. The following table details capital expenditures (in millions):

                                                        1996    1997    1998
                                                        -----   -----   -----
New store construction................................  $13.6   $ 9.1   $19.6
Information technology................................    5.5     5.9    12.8
Distribution facilities...............................    0.7     4.2     2.9
Relocation and remodeling of existing stores..........    3.9     5.0     6.1
Other.................................................    2.5     3.2     4.8
                                                        -----   -----   -----
          Total.......................................  $26.2   $27.4   $46.2
                                                        =====   =====   =====

     Property additions relating to new stores include stores in various stages of completion at the end of the fiscal year (eight stores at the end of 1996, three stores at the end of 1997 and two stores at the end of 1998). New store construction cost is net of $1.2 million and $2.8 million in 1996 and 1997, respectively, related to proceeds from sale and leaseback transactions and includes $2.2 million in 1998 for land costs that the Company expects to recover from a sale and leaseback transaction in 1999. New store construction costs were higher in 1998 due in part to the Company's entering higher cost markets in the northeastern U.S.

     The Company acquired certain other assets in connection with various transactions including, but not limited to, trademarks, tradenames, customer lists, non-compete agreements and license agreements, for $12.0 million in 1996, $4.6 million in 1997 and $6.2 million in 1998.

     Net cash provided by financing activities was $50.0 million in 1996 and $28.8 million in 1997. Net cash used in financing activities was $20.8 million in 1998. Cash provided by financing activities includes the proceeds from the sale of Notes of $55.5 million in 1996 (net of $2.0 million in related costs), and the net proceeds of the public offering of common stock of $30.0 million in 1997, as well as borrowings under the Company's revolving credit facilities in 1996. Cash used in financing activities is principally comprised of repayments of amounts outstanding under the Company's revolving credit facilities in 1996 and, as described above, redemption of a portion of the Notes in 1998.

     The Company's primary cash requirements are to finance working capital increases and to fund capital expenditure requirements anticipated to be between approximately $35.0 million and $40.0 million for 1999. This amount includes the anticipated costs of opening approximately 40 to 45 new traditional stores and five to ten new VPC stores in 1999 at an expected average cost per store of approximately $300,000 to $325,000 (excluding telecommunications and point-of-sale equipment and inventory). The balance of the capital expenditures for 1999, which includes capital expenditure requirements for Moores, will be used for telecommunications, point-of-sale and other computer equipment and store remodeling and expansion. The Company anticipates that each of the approximately 40 to 45 new traditional stores will require, on average, an initial inventory costing approximately $500,000 (subject to the same seasonal patterns affecting inventory at all stores), which will be funded by the Company's revolving credit facility, trade credit and cash from operations. The actual amount of future capital expenditures and inventory purchases will depend in part on the number of new stores opened and the terms on which new stores are leased. If the proposed merger with K&G is consummated, there may be additional cash requirements. Additionally, the continuing consolidation of the men's tailored clothing industry and recent financial difficulties of significant menswear retailers may present the Company with opportunities to acquire retail chains significantly larger than the Company's past acquisitions. Any such acquisitions may be undertaken as an alternative to opening new stores. The Company may use cash on hand, together with its cash flow from operations, borrowings under the Credit Agreement and issues of equity securities, to take advantage of significant acquisition opportunities.

     The Company anticipates that its existing cash and cash flow from operations, supplemented by borrowings under its various credit agreements, will be sufficient to fund planned store openings, other capital expenditures and operating cash requirements for at least the next 12 months.

     In connection with the Company's direct sourcing program, the Company may enter into purchase commitments that are denominated in a foreign currency (primarily the Italian lira). The Company generally enters into forward exchange contracts to reduce the risk of currency fluctuations related to such commitments. The majority of the forward exchange contracts are with one financial institution. Therefore, the Company is exposed to credit risk in the event of nonperformance by this party. However, due to the creditworthiness of this major financial institution, full performance is anticipated. The Company may also be exposed to market risk as a result of changes in foreign exchange rates. This market risk should be substantially offset by changes in the valuation of the underlying transactions being hedged.

MARKET RISK

     The Company is subject to exposure from fluctuations in U.S. dollar/Italian lira exchange rates. As further described in Note 7 of the Company's consolidated financial statements, the Company utilizes foreign currency forward exchange contracts to limit exposure to changes in currency exchange rates. At January 30, 1999, the Company had 15 contracts maturing in monthly increments to purchase an aggregate notional amount of $9.6 million in foreign currency. These forward contracts do not extend beyond September 15, 1999. Unrealized pretax losses on these forward contracts totaled approximately $0.1 million at January 30, 1999. A hypothetical 10% change in applicable January 30, 1999 forward rates would increase or decrease this pretax loss by approximately $0.9 million related to these positions. However, it should be noted that any change in the value of these contracts, whether real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged item.

     Moores conducts its business in Canadian dollars. The exchange rate between Canadian dollars and U.S. dollars has fluctuated over the last ten years. If the value of the Canadian dollar against the U.S. dollar weakens, then the revenues and earnings of the Company's Canadian operations will be reduced when they are translated to U.S. dollars. Also, the value of the Company's Canadian net assets in U.S. dollars may decline.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

     The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." For the three years ended January 30, 1999, comprehensive income equaled net income.

     The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," and reports its operations in one business segment -- retail sales of men's tailored business attire.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet at their fair value. Gains and losses resulting from changes in the fair value of derivatives are recorded each period in current earnings or comprehensive earnings, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in comprehensive earnings will be reclassified as earnings in the period in which earnings are affected by the hedged item. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company is currently evaluating the impact, if any, of SFAS 133 on its financial position and results of operations.

YEAR 2000 RISKS

     The statements included in this section are intended to be and are designated "Year 2000 Readiness Disclosure" statements within the meaning of the Year 2000 Information and Readiness Disclosure Act.

  The Company

     Due to the dramatic changes in the state of the art of information technology, both in general and with regard to the retail industry, in mid-1997 the Company commenced an enterprise-wide project to upgrade its information technology by acquiring products that are generally available and field tested and are designed to increase the efficiency and the future productivity of its operations. The Company has benefited significantly from investments in technology in the past, and it is anticipated that these modifications will further increase the benefit that it derives from technology, both in the near term and in the future. In completing these modifications, the Company expects to achieve Year 2000 date conversion compliance. Capital expenditures related to the project are anticipated to be between $20.0 million and $25.0 million including past and future expenditures. The amounts of expenditures related specifically to Year 2000 date conversion compliance are not separable from this amount. The Company expects that all of its business systems will be Year 2000 compliant by mid-1999, and does not anticipate that the cost will have a material effect on its consolidated financial position or results of operations in any given year. However, no assurances can be given that the Company will be able to completely identify or address all Year 2000 compliance issues, or that third parties with whom it does business will not experience system failures as a result of the Year 2000 issue, nor can the Company fully predict the consequences of noncompliance.

     As part of its assessment of the Year 2000 issue, the Company has completed an inventory of its hardware and software systems, including the embedded systems in its buildings, property and equipment. The Company is presently in the process of implementing converted and replacement systems for all of its non-compliant hardware and software systems to ensure that the operations of such systems will not be materially adversely affected by the Year 2000 date change. The Company estimates that its efforts to make all internal systems Year 2000 compliant are approximately 85% complete.

     To date, the Company has made expenditures of approximately $500,000 related to its telephone and security systems specifically to address the Year 2000 issue. The Company does not anticipate that it will incur significant additional expenditures to address the Year 2000 issue beyond those associated with the updating and upgrading of the information systems discussed above.

     The Company has requested and has received written responses from all of our significant vendors and suppliers confirming that they will be Year 2000 compliant. Of the 52 current vendors and suppliers with whom the Company exchanges information by some form of electronic transfer, 33 have indicated that they have tested their systems and found them to be Year 2000 compliant and 19 have indicated that they are in the process of completing their conversion and/or testing. The Company will continue to monitor these vendors and suppliers, as well as any new vendors or suppliers.

     Assuming no general failure of utilities to provide basic services over large geographic areas or of the banking systems generally to conduct business substantially as usual, or of the credit card systems to confirm credit generally, the Company believes that, at the store level, the worst case scenario would require the processing of credit approvals by telephone and the ordering and allocation of inventory by telephone. While each of these scenarios would increase the cost of doing business and may result in the loss of some sales, the Company does not believe that either of these situations would have a material adverse effect on its results of operations.

     If the Company is unable to purchase or receive inventory, or is unable to arrange for the manufacture of acquired piece goods into tailored clothing, such failure, depending on how extensive, could have a material adverse effect on its operations. However, no vendor or supplier accounts for more than 10% of the inventory the Company purchases and in most cases alternative suppliers are available.

     The Company anticipates that it will increase inventory for approximately one month prior to the Year 2000 to insure that it has adequate inventory to cover possible disruptions associated with the Year 2000 date change.

     The Company has not developed a contingency plan at present. However, it will adopt such a plan, if necessary, in mid-1999 to address any unresolved issues or risks that may exist at that time.

  Moores

     Moores has been in the process of updating and upgrading its information systems to be Year 2000 compliant. Moores has converted or reprogrammed its payroll, accounting and merchandising systems to ensure that the operation of such systems will not be materially adversely affected by the Year 2000 date change. With respect to its point of sale system, Moores is in the process of installing new equipment and software that is Year 2000 compliant in its stores and has completed approximately 80% of the installations. The remaining installations are expected to be completed by June 30, 1999. Moores has also completed the process of evaluating the machinery and embedded technology involved in its manufacturing operations and has determined that the manufacturing technology is Year 2000 compliant. Moores total costs related to Year 2000 compliance are not expected to exceed Can $500,000.

     Moores has requested and is in the process of receiving written responses from its vendors and suppliers confirming that the vendor or supplier is Year 2000 compliant. Moores will continue to monitor those vendors and suppliers, as well as those that have not provided written assurance. Moores expects to use alternate sources to replace those vendors and suppliers who do not provide written assurance of their Year 2000 readiness.

     Assuming no general failure of utilities to provide basic services over large geographic areas or of the banking systems generally to conduct business substantially as usual, or of the credit card systems to confirm credit generally, Moores believes that at the store level, the worst case scenario would require the processing of credit approvals by telephone and the ordering and allocation of inventory by telephone. While each of these scenarios would increase the cost of doing business and may result in the loss of some sales, Moores does not believe that either of these situations would have a material adverse effect on Moores' results of operations.

     At the manufacturing level, if all suppliers were unable to supply the fabric needs of the manufacturing operations, then, given this worst case scenario, one to two months of production could be lost. However, no one supplier accounts for more than 14% of the fabric used and this supplier has provided a written response that it is Year 2000 compliant. Moores anticipates that if any one supplier is unable to provide fabric, an alternate source could be found to meet production needs. If there is a significant disruption in the supply chain due to the Year 2000 issue and the amount of fabric available from suppliers is limited, it may be difficult to obtain the fabric necessary to meet the demands of the manufacturing operations and available fabric may experience a significant increase in cost.

     Moores has not developed a contingency plan at present. However, Moores intends to adopt such a plan, if necessary, in mid-1999 to address any unresolved issues or risks that may exist at that time.

INFLATION

     The impact of inflation on the Company has been minimal.

FORWARD-LOOKING STATEMENTS

     Certain statements made herein and in other public filings and releases by the Company contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainty. These forward-looking statements may include, but are not limited to, future capital expenditures, acquisitions (including the amount and nature thereof), future sales, earnings, margins, costs, number and costs of store openings, demand for men's clothing, market trends in the retail men's clothing business, currency fluctuations, inflation and various economic and business trends. Forward-looking statements may be made by management orally or in writing, including but not limited to, this Management's Discussion and Analysis of Financial Condition and Results of Operations section and other sections of the Company's filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934 and the Securities Act of 1933.

     Actual results and trends in the future may differ materially depending on a variety of factors including, but not limited to, domestic and international economic activity and inflation, the Company's successful execution of internal operating plans and new store and new market expansion plans, performance issues with key suppliers, foreign currency fluctuations, government export and import policies and legal proceedings. Future results will also be dependent upon the ability of the Company to continue to identify and complete successful expansions and penetrations into existing and new markets, and its ability to integrate such expansions with the Company's existing operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
The Men's Wearhouse, Inc.
Houston, Texas

     We have audited the accompanying consolidated balance sheets of The Men's Wearhouse, Inc. and its subsidiaries (the "Company") as of January 31, 1998 and January 30, 1999 and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended January 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries as of January 31, 1998 and January 30, 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 1999 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Houston, Texas
March 9, 1999

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT SHARES)

                                     ASSETS

                                                              JANUARY 31,   JANUARY 30,
                                                                 1998          1999
                                                              -----------   -----------
CURRENT ASSETS:
  Cash......................................................   $ 59,883      $ 19,651
  Inventories...............................................    203,390       236,105
  Other current assets......................................     14,297        14,740
                                                               --------      --------
          Total current assets..............................    277,570       270,496
                                                               --------      --------
PROPERTY AND EQUIPMENT, AT COST:
  Land......................................................      2,447         4,598
  Buildings.................................................     11,631        14,663
  Leasehold improvements....................................     52,386        69,588
  Furniture, fixtures and equipment.........................     67,036        89,000
                                                               --------      --------
                                                                133,500       177,849
  Less accumulated depreciation and amortization............    (52,234)      (69,960)
                                                               --------      --------
     Net property and equipment.............................     81,266       107,889
                                                               --------      --------
OTHER ASSETS, NET...........................................     20,579        25,347
                                                               --------      --------
          TOTAL.............................................   $379,415      $403,732
                                                               ========      ========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................   $ 51,836      $ 55,209
  Accrued expenses..........................................     33,408        34,107
  Income taxes payable......................................      9,765         7,125
                                                               --------      --------
          Total current liabilities.........................     95,009        96,441
LONG-TERM DEBT..............................................     57,500            --
OTHER LIABILITIES...........................................      6,858         9,073
                                                               --------      --------
          Total liabilities.................................    159,367       105,514
                                                               --------      --------
COMMITMENTS AND CONTINGENCIES (Note 7)
SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 2,000,000 shares
     authorized, none issued................................         --            --
  Common stock, $.01 par value, 50,000,000 shares
     authorized, 33,198,361 and 34,931,124 shares issued....        221           349
  Capital in excess of par..................................    109,969       148,446
  Retained earnings.........................................    110,199       150,418
                                                               --------      --------
          Total.............................................    220,389       299,213
Treasury stock, 80,603 and 71,384 shares at cost............       (341)         (995)
                                                               --------      --------
     Total shareholders' equity.............................    220,048       298,218
                                                               --------      --------
          TOTAL.............................................   $379,415      $403,732
                                                               ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                     FOR THE YEARS ENDED FEBRUARY 1, 1997,
                     JANUARY 31, 1998 AND JANUARY 30, 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       FISCAL YEAR
                                                             --------------------------------
                                                               1996        1997        1998
                                                             --------    --------    --------
Net sales..................................................  $483,547    $631,110    $767,922
Cost of goods sold, including buying and occupancy costs...   295,181     388,517     468,187
                                                             --------    --------    --------
Gross margin...............................................   188,366     242,593     299,735
Selling, general and administrative expenses...............   150,232     191,063     228,053
                                                             --------    --------    --------
Operating income...........................................    38,134      51,530      71,682
Interest expense (net of interest income of $1,237, $1,275
  and $940, respectively)..................................     2,146       2,366       2,032
                                                             --------    --------    --------
Earnings before income taxes...............................    35,988      49,164      69,650
Provision for income taxes.................................    14,845      20,281      28,730
                                                             --------    --------    --------
Earnings before extraordinary item.........................    21,143      28,883      40,920
Extraordinary item, net of tax.............................        --          --         701
                                                             --------    --------    --------
Net earnings...............................................  $ 21,143    $ 28,883    $ 40,219
                                                             ========    ========    ========
Net earnings per basic share:
  Earnings before extraordinary item.......................  $   0.67    $   0.89    $   1.21
  Extraordinary item, net of tax...........................        --          --       (0.02)
                                                             --------    --------    --------
                                                             $   0.67    $   0.89    $   1.19
                                                             ========    ========    ========
Net earnings per diluted share:
  Earnings before extraordinary item.......................  $   0.67    $   0.87    $   1.17
  Extraordinary item, net of tax...........................        --          --       (0.02)
                                                             --------    --------    --------
                                                             $   0.67    $   0.87    $   1.15
                                                             ========    ========    ========
Weighted average shares outstanding:
  Basic....................................................    31,354      32,343      33,849
                                                             ========    ========    ========
  Diluted..................................................    34,101      35,384      36,075
                                                             ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     FOR THE YEARS ENDED FEBRUARY 1, 1997,
                     JANUARY 31, 1998 AND JANUARY 30, 1999
                         (IN THOUSANDS, EXCEPT SHARES)

                                                      CAPITAL IN
                                             COMMON   EXCESS OF    RETAINED   TREASURY
                                             STOCK       PAR       EARNINGS    STOCK      TOTAL
                                             ------   ----------   --------   --------   --------
BALANCE -- February 3, 1996................   $209     $ 77,299    $ 60,173    $(720)    $136,961
  Net earnings.............................     --           --      21,143       --       21,143
  Common stock issued upon exercise of
     stock options -- 184,596 shares.......      1          713          --       --          714
  Common stock withheld to satisfy tax
     withholding liabilities of
     optionees -- 65,316 shares............     --       (1,415)         --       --       (1,415)
  Tax benefit recognized upon exercise of
     stock options.........................     --        1,101          --       --        1,101
  Treasury stock issued to profit sharing
     plan -- 33,186 shares.................     --          484          --      141          625
                                              ----     --------    --------    -----     --------
BALANCE -- February 1, 1997................    210       78,182      81,316     (579)     159,129
  Net earnings.............................     --           --      28,883       --       28,883
  Common stock issued in public offering --
     1,500,000 shares......................     10       29,951          --       --       29,961
  Common stock issued upon exercise of
     stock options -- 264,185 shares.......      1        1,409          --       --        1,410
  Common stock withheld to satisfy tax
     withholding liabilities of
     optionees -- 84,921 shares............     --       (1,949)         --       --       (1,949)
  Tax benefit recognized upon exercise of
     stock options.........................     --        1,614          --       --        1,614
  Treasury stock issued to profit sharing
     plan -- 56,339 shares.................     --          762          --      238        1,000
                                              ----     --------    --------    -----     --------
BALANCE -- January 31, 1998................    221      109,969     110,199     (341)     220,048
  Net earnings.............................     --           --      40,219       --       40,219
  Stock dividend -- 50%....................    111         (111)         --       --           --
  Common stock issued upon conversion of
     subordinated notes -- 1,615,501
     shares................................     16       35,909          --       --       35,925
  Common stock issued to stock discount
     plan -- 21,588 shares.................     --          428          --       --          428
  Common stock issued upon exercise of
     stock options -- 121,724 shares.......      1        1,394          --       --        1,395
  Common stock withheld to satisfy tax
     withholding liabilities of
     optionees -- 26,050 shares............     --         (905)         --       --         (905)
  Tax benefit recognized upon exercise of
     stock options.........................     --          534          --       --          534
  Treasury stock issued to profit sharing
     plan -- 64,218 shares.................     --        1,228          --      272        1,500
  Treasury stock purchased -- 55,000
     shares................................     --           --          --     (926)        (926)
                                              ----     --------    --------    -----     --------
BALANCE -- January 30, 1999................   $349     $148,446    $150,418    $(995)    $298,218
                                              ====     ========    ========    =====     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE YEARS ENDED
            FEBRUARY 1, 1997, JANUARY 31, 1998 AND JANUARY 30, 1999
                                 (IN THOUSANDS)

                                                                1996       1997       1998
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings..............................................  $ 21,143   $ 28,883   $ 40,219
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization..........................    12,563     16,802     21,587
     Deferred tax provision (benefit).......................    (1,093)    (3,562)     2,665
     Increase in inventories................................   (27,343)   (39,250)   (32,715)
     Increase in other current assets.......................    (3,083)    (1,207)    (1,375)
     Increase in accounts payable and accrued expenses......    13,138     24,089      4,274
     Increase (decrease) in income taxes payable............     4,019      3,185     (2,106)
     Increase (decrease) in other liabilities...............       455         (2)       482
                                                              --------   --------   --------
          Net cash provided by operating activities.........    19,799     28,938     33,031
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................   (26,222)   (27,380)   (46,247)
  Investment in trademarks, tradenames and other
     intangibles............................................   (11,972)    (4,557)    (6,240)
                                                              --------   --------   --------
          Net cash used in investing activities.............   (38,194)   (31,937)   (52,487)
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock....................       714     31,371      1,823
  Bank borrowings...........................................    18,750         --     42,500
  Principal payments on bank debt...........................   (23,000)        --    (42,500)
  Net proceeds from (repayment of) convertible notes........    55,500         --    (20,747)
  Principal payments under capital lease obligations........      (588)      (423)       (21)
  Payment of deferred loan costs............................        --       (230)        --
  Tax payments related to options exercised.................    (1,415)    (1,949)      (905)
  Purchase of treasury stock................................        --         --       (926)
                                                              --------   --------   --------
          Net cash provided by (used in) financing
            activities......................................    49,961     28,769    (20,776)
                                                              --------   --------   --------
INCREASE (DECREASE) IN CASH.................................    31,566     25,770    (40,232)
CASH:
  Beginning of period.......................................     2,547     34,113     59,883
                                                              --------   --------   --------
  End of period.............................................  $ 34,113   $ 59,883   $ 19,651
                                                              ========   ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
     Interest...............................................  $  2,145   $  2,877   $  3,932
                                                              ========   ========   ========
     Income taxes...........................................  $ 11,919   $ 20,657   $ 27,910
                                                              ========   ========   ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Additional paid in capital, net of unamortized deferred
     financing costs, resulting from conversion of long-term
     debt into common stock.................................  $     --   $     --   $ 35,909
                                                              ========   ========   ========
  Additional paid in capital resulting from tax benefit
     recognized upon exercise of stock options..............  $  1,101   $  1,614   $    534
                                                              ========   ========   ========
  Treasury stock contributed to employee stock ownership
     plan...................................................  $    625   $  1,000   $  1,500
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Business -- The Men's Wearhouse, Inc. is an off-price specialty retailer of men's tailored business attire with operations throughout the United States. The Men's Wearhouse, Inc. follows the standard fiscal year of the retail industry, which is a 52-week or 53-week period ending on the Saturday closest to January 31. Fiscal year 1996 ended on February 1, 1997, fiscal year 1997 ended on January 31, 1998 and fiscal year 1998 ended on January 30, 1999. Each of these fiscal years included 52 weeks.

     Principles of Consolidation -- The consolidated financial statements include the accounts of the Men's Wearhouse, Inc. and its wholly owned subsidiaries (the "Company"). Intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

     Cash and Cash Equivalents -- For purposes of the statement of cash flows, the Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

     Inventories -- Inventories are valued at the lower of cost or market, with cost determined on the retail first-in, first-out method.

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

     Other Assets -- Other assets include the cost of trademarks, tradenames and other intangibles acquired. Such cost is amortized over 15 years using the straight-line method.

     Impairment of Long-Lived Assets -- The Company evaluates the carrying value of long-lived assets, such as property and equipment and trademarks, tradenames and other intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined, based on estimated undiscounted future cash flows, that an impairment has occurred, a loss is recognized currently for the impairment.

     Fair Value of Financial Instruments -- As of January 31, 1998 and January 30, 1999, management estimates that the fair value of cash and cash equivalents, receivables, accounts payable, accrued expenses and other liabilities payable are carried at amounts that reasonably approximate their fair value.

     New Store Costs -- Promotion and other costs associated with the opening of new stores are expensed as incurred.

     Revenue Recognition -- The Company records revenue at the point-of-sale.

     Stock Based Compensation -- As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized for

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES the Company's employee stock option plans. The disclosures required by SFAS No. 123 are included in Note 6.

     Stock Dividend -- In June 1998, the Company effected a three-for-two common stock split by paying a 50% stock dividend to stockholders of record as of June 12, 1998. All share and per share information included in the accompanying consolidated financial statements and related notes have been restated to reflect the stock dividend.

     Derivative Financial Instruments -- The Company enters into foreign currency forward exchange contracts to hedge against foreign exchange risks associated with certain firmly committed, and certain other probable, but not firmly committed, inventory purchase transactions that are denominated in a foreign currency (primarily the Italian lira). Gains and losses associated with these contracts are accounted for as part of the underlying inventory purchase transactions.

     Comprehensive Income -- The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." For the three years ended January 30, 1999, comprehensive income equaled net income.

     Segment Information -- The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," and reports its operations in one business segment -- retail sales of men's tailored business attire.

     New Accounting Pronouncements -- In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet at their fair value. Gains and losses resulting from changes in the fair value of derivatives are recorded each period in current earnings or comprehensive earnings, depending on whether a derivative is designated as part of a hedge transaction, and if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in comprehensive earnings will be reclassified as earnings in the period in which earnings are affected by the hedged item. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company is currently evaluating the impact, if any, of SFAS 133 on its financial position and results of operations.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

2. EARNINGS PER SHARE

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

                                                          FISCAL YEAR
                                                  ---------------------------
                                                   1996      1997      1998
                                                  -------   -------   -------
Earnings before extraordinary item..............  $21,143   $28,883   $40,920
Extraordinary item, net of tax..................       --        --       701
                                                  -------   -------   -------
Net earnings....................................  $21,143   $28,883   $40,219
                                                  =======   =======   =======
Weighted average number of common shares
  outstanding...................................   31,354    32,343    33,849
                                                  =======   =======   =======
Basic EPS
  Earnings before extraordinary item............  $  0.67   $  0.89   $  1.21
  Extraordinary item, net of tax................       --        --     (0.02)
                                                  -------   -------   -------
  Net earnings..................................  $  0.67   $  0.89   $  1.19
                                                  =======   =======   =======

Earnings before extraordinary item..............  $21,143   $28,883   $40,920

Interest on notes, net of taxes.................    1,777     1,943     1,144
                                                  -------   -------   -------
As adjusted.....................................   22,920    30,826    42,064
Extraordinary item, net of tax..................       --        --       701
                                                  -------   -------   -------
As adjusted.....................................  $22,920   $30,826   $41,363
                                                  =======   =======   =======
Weighted average number of common shares
  outstanding...................................   31,354    32,343    33,849
Assumed exercise of stock options...............      435       513       684
Assumed conversion of notes.....................    2,312     2,528     1,542
                                                  -------   -------   -------
As adjusted.....................................   34,101    35,384    36,075
                                                  =======   =======   =======
Diluted EPS
  Earnings before extraordinary item............  $  0.67   $  0.87   $  1.17
  Extraordinary item, net of tax................       --        --     (0.02)
                                                  -------   -------   -------
  Net earnings..................................  $  0.67   $  0.87   $  1.15
                                                  =======   =======   =======

3. ACCRUED EXPENSES

     Accrued expenses consist of the following (in thousands):

                                                         JANUARY 31,   JANUARY 30,
                                                            1998          1999
                                                         -----------   -----------
Sales, payroll and property taxes payable..............    $ 6,567       $ 9,924
Accrued salary, bonus and vacation.....................      9,773         8,484
Other..................................................     17,068        15,699
                                                           -------       -------
          Total........................................    $33,408       $34,107
                                                           =======       =======

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

4. LONG-TERM DEBT

     In February 1999, the Company amended and restated its revolving credit agreement with a group of banks ("the Credit Agreement"). This agreement provides for borrowing of up to $125 million through February 5, 2004. Advances under the Credit Agreement bear interest at a rate per annum equal to, at the Company's option, the agent's prime rate or the reserve adjusted LIBOR rate plus an interest rate margin varying between .75% to 1.25%. The Credit Agreement provides for fees applicable to unused commitments of .125% to .225%. As of January 30, 1999, there was no indebtedness outstanding under the Credit Agreement.

     The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain a minimum amount of Consolidated Net Worth (as defined). The Company is also required to maintain certain debt to cash flow, cash flow coverage and current ratio. In addition, the Credit Agreement limits additional indebtedness, creation of liens, Restrictive Payments (as defined) and Investments (as defined). The Credit Agreement also prohibits payment of cash dividends on the common stock of the Company. The Credit Agreement permits, with certain limitations, the Company to merge or consolidate with another company, sell or dispose of its property, make acquisitions, issue options or enter into transactions with affiliates. The Company is in compliance with the covenants in the Credit Agreement.

     In February 1999, the Company also entered into two new Canadian credit facilities in conjunction with the combination with Moores Retail Group Inc. ("Moores") (see Note 10). These facilities include a revolving credit agreement which provides for borrowings up to Can $30 million (U.S. $20 million) through February 5, 2004 and a term credit agreement which provides for borrowings of Can $75 million (U.S. $50 million) to be repaid in quarterly installments of Can $0.9 million (U.S. $0.6 million beginning May 1, 1999; remaining unpaid principal is payable on February 5, 2004. Covenants and interest rates are substantially similar to those contained in the Company's Credit Agreement. Borrowings under these agreements were used to repay approximately U.S. $59 million in outstanding indebtedness of Moores with the remaining availability to be used to fund cash operating and other requirements of Moores.

     In August 1998, the Company gave notice to the holders of its outstanding
5 1/4% Convertible Subordinated Notes (the "Notes") that the Company would redeem the Notes on September 14, 1998. As a result, $36.8 million principal amount of the Notes was converted into 1.6 million shares of the Company's common stock and $20.7 million principal amount was redeemed for an aggregate of $21.5 million. An extraordinary charge of $0.7 million, net of tax benefit of $0.5 million, related to the early retirement of the Notes was recognized.

5. INCOME TAXES

     The provision for income taxes consists of the following (in thousands):

                                                          FISCAL YEAR
                                                  ---------------------------
                                                   1996      1997      1998
                                                  -------   -------   -------
Current tax expense:
  Federal.......................................  $13,410   $19,881   $22,065
  State.........................................    2,528     3,962     4,000
Deferred tax expense (benefit):
  Current.......................................   (1,750)   (3,039)      931
  Noncurrent....................................      657      (523)    1,734
                                                  -------   -------   -------
          Total.................................  $14,845   $20,281   $28,730
                                                  =======   =======   =======

     The table above does not include the current tax expense effect of the extraordinary item in 1998 of $0.5 million.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

     A reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

                                                               FISCAL YEAR
                                                            ------------------
                                                            1996   1997   1998
                                                            ----   ----   ----
Federal statutory rate....................................   35%    35%    35%
State income taxes, net of federal benefit................    5      5      5
Other.....................................................    1      1      1
                                                             --     --     --
                                                             41%    41%    41%
                                                             ==     ==     ==

     At January 31, 1998, the Company had net deferred tax assets of $4.8 million with $6.5 million classified as other current assets and $1.7 million classified as other liabilities (noncurrent). At January 30, 1999, the Company had net deferred tax assets of $2.1 million with $5.6 million classified as other current assets and $3.5 million classified as other liabilities (noncurrent). No valuation allowance was required for the deferred tax assets. Total deferred tax assets and liabilities and the related temporary differences as of January 31, 1998 and January 30, 1999 were as follows (in thousands):

                                                         JANUARY 31,   JANUARY 30,
                                                            1998          1999
                                                         -----------   -----------
Deferred tax assets:
  Accrued rent and other expenses......................    $ 4,775       $ 4,242
  Accrued compensation.................................      1,148         1,164
  Accrued markdowns....................................      2,511         1,731
  Other................................................        502            85
                                                           -------       -------
                                                             8,936         7,222
                                                           -------       -------
Deferred tax liabilities:
  Capitalized inventory costs..........................     (1,193)       (2,444)
  Property and equipment capitalization................     (2,461)       (2,409)
  Other................................................       (501)         (253)
                                                           -------       -------
                                                            (4,155)       (5,106)
                                                           -------       -------
          Net deferred tax assets......................    $ 4,781       $ 2,116
                                                           =======       =======

6. CAPITAL STOCK, STOCK OPTIONS AND BENEFIT PLANS

     In July 1997, the Company sold 1,500,000 shares of common stock with net proceeds to the Company of $30.0 million. In addition, the Company effected a 50% stock dividend on June 19, 1998. All share and per share amounts reflected in the financial statements give retroactive effect to the stock dividend.

     The Company has adopted the 1992 Stock Option Plan ("1992 Plan") which, as amended, provides for the grant of options to purchase up to 1,071,507 shares of the Company's common stock to full-time key employees (excluding certain officers), the 1996 Stock Option Plan ("1996 Plan") which provides for the grant of options to purchase up to 1,125,000 shares of the Company's common stock to full-time key employees (excluding certain officers), and the 1998 Key Employee Stock Option Plan ("1998 Plan") which provides for the grant of options to purchase up to 750,000 shares of the Company's common stock to full-time key employees (excluding certain officers). Each of the plans will expire at the end of ten years and no option may be granted pursuant to the plans after the expiration date. In fiscal 1992, the Company also adopted a Non-Employee Director Stock Option Plan ("Director Plan") which, as amended, provides for the grant of options to purchase up to 67,500 shares of the Company's common stock to non-employee directors of the Company. Options granted under these plans must be exercised within ten years of the date of grant.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

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

     In connection with an employment agreement entered into in January 1991 with an officer of the Company, that officer was granted options to acquire 796,705 shares of common stock of the Company at a price of $1.57 per share. Among other things, the employment agreement provides that upon the exercise of any of these options, the Company will pay the officer an amount which, after the payment of income taxes by the officer on such amount, will equal the $1.57 per share purchase price for the shares purchased upon exercise of the options. The Company recognized compensation expense as the options vested. The officer exercised 110,652 options in 1996 and 110,654 options in 1997. As of January 31, 1998, all stock options granted in connection with this employment agreement have been exercised.

     The following table is a summary of the Company's stock option activity:

                                                           WEIGHTED
                                                SHARES     AVERAGE
                                                 UNDER     EXERCISE     OPTIONS
                                                OPTION      PRICE     EXERCISABLE
                                               ---------   --------   -----------
Options outstanding, February 3, 1996........  1,041,797    $ 7.76      479,358
                                                            ======      =======
  Granted....................................    543,000     15.78
  Exercised..................................   (184,596)     3.49
  Forfeited..................................     (4,463)    11.86
                                               ---------
Options outstanding, February 1, 1997........  1,395,738    $11.43      519,468
                                                            ======      =======
  Granted....................................    640,875     21.12
  Exercised..................................   (264,185)     4.99
  Forfeited..................................     (8,155)    14.27
                                               ---------
Options outstanding, January 31, 1998........  1,764,273    $15.90      520,520
                                                            ======      =======
  Granted....................................    261,350     26.59
  Exercised..................................   (121,724)    10.88
  Forfeited..................................    (24,977)    20.15
                                               ---------
Options outstanding, January 30, 1999........  1,878,922    $17.66      703,494
                                               =========    ======      =======

     Grants of stock options outstanding as of January 30, 1999 are summarized as follows:

                                          OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                 -------------------------------------   -----------------------
                                                WEIGHTED-
                                                 AVERAGE     WEIGHTED-                 WEIGHTED-
                                                REMAINING     AVERAGE                   AVERAGE
                                   NUMBER      CONTRACTUAL   EXERCISE      NUMBER      EXERCISE
   RANGE OF EXERCISE PRICES      OUTSTANDING      LIFE         PRICE     EXERCISABLE     PRICE
   ------------------------      -----------   -----------   ---------   -----------   ---------
$ 3.85 to  9.90................     324,300     5.0 years     $ 8.39       256,800      $ 8.59
  9.91 to 17.76................     735,572     7.7 years      15.62       336,809       15.55
 17.77 to 29.63................     819,050     9.2 years      23.16       109,885       22.03
                                  ---------                                -------
  3.85 to 29.63................   1,878,922                    17.66       703,494       14.02
                                  =========                   ======       =======      ======

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

     As of January 30, 1999, 761,873 options were available for grant under existing plans and 2,640,795 shares of common stock were reserved for future issuance under these plans.

     The difference between the option price and the fair market value of the Company's common stock on the dates that options for 184,596, 264,185 and 121,724 shares of common stock were exercised during 1996, 1997 and 1998, respectively, resulted in a tax benefit to the Company of $1.1 million in 1996, $1.6 million in 1997 and $0.5 million in 1998, which has been recognized as capital in excess of par. In addition, the Company withheld 65,316 shares, 84,921 shares and 26,050 shares, respectively, of such common stock for withholding payments made to satisfy the optionees' income tax liabilities resulting from the exercises.

     The Company has a profit sharing plan, in the form of an employee stock plan, which covers all eligible employees, and an employee tax-deferred savings plan. Contributions to the profit sharing plan are made at the discretion of the Board of Directors. During 1996, 1997 and 1998, contributions charged to operations were $1.0 million, $1.5 million and $2.1 million, respectively, for the plans.

     In 1998, the Company adopted an Employee Stock Discount Plan ("ESDP"), which allows employees to authorize after-tax payroll deductions to be used for the purchase of up to 1,425,000 shares of the Company's common stock at 85% of the then fair market value. The Company makes no contributions to this plan but pays all brokerage, service and other costs incurred. A participant may not purchase more than $2,500 in value of shares during any calendar quarter. During 1998, employees purchased 21,588 shares under the ESDP, the weighted-average fair value of which was $19.86 per share. As of January 30, 1999, 1,403,412 shares were reserved for future issuance under the ESDP.

     The Company has adopted the disclosure-only provisions of SFAS No. 123 and continues to apply APB Opinion 25 and related interpretations in accounting for the stock option plans and the employee stock purchase plan. Accordingly, no compensation cost has been recognized in the accompanying consolidated financial statements for the stock option plans or the employee stock discount plan. Had the Company elected to apply the accounting standards of SFAS No. 123, the Company's net earnings and net earnings per share would have approximated the pro forma amounts indicated below (in thousands, except per share data):

                                                   1996      1997      1998
                                                  -------   -------   -------
Earnings before extraordinary item:
  As reported...................................  $21,143   $28,883   $40,920
  Pro forma.....................................  $20,586   $27,885   $39,246
Earnings per share before extraordinary item
  As reported:
     Basic......................................  $  0.67   $  0.89   $  1.21
     Diluted....................................  $  0.67   $  0.87   $  1.17
  Pro forma:
     Basic......................................  $  0.65   $  0.86   $  1.16
     Diluted....................................  $  0.65   $  0.84   $  1.12

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which resulted in a weighted-average fair value of $5.14, $6.83 and $7.28 for grants made during fiscal 1996, 1997 and 1998, respectively. The following assumptions were used for option grants in 1996, 1997 and 1998, respectively: expected volatility of 50.91%, 52.15% and 52.07%, risk-free interest rates (U.S. Treasury five year notes) of 6.21%, 6.00% and 5.84%, and an expected life of five years.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

7. COMMITMENTS AND CONTINGENCIES

  Lease commitments

     The Company leases retail business locations, office and warehouse facilities, computer equipment and automotive equipment under operating leases expiring in various years through 2015. Rent expense for fiscal 1996, 1997 and 1998 was $26.9 million, $35.2 million and $41.5 million, respectively, and includes contingent rentals of $0.3 million, $0.3 million and $0.4 million, respectively.

     Minimum future rental payments under noncancelable operating leases as of January 30, 1999 for each of the next five years and in the aggregate are as follows (in thousands):

FISCAL YEAR                                                  AMOUNT
-----------                                                 --------
1999......................................................  $ 43,495
2000......................................................    39,820
2001......................................................    37,164
2002......................................................    33,211
2003......................................................    28,616
Thereafter................................................    78,749
                                                            --------
          Total...........................................  $261,055
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

  Currency contracts

     The Company routinely enters into inventory purchase commitments that are denominated in a foreign currency (primarily the Italian lira). To protect against currency exchange risks associated with certain firmly committed and certain other probable, but not firmly committed inventory transactions, the Company enters into foreign currency forward exchange contracts. At January 30, 1999, the Company held forward exchange contracts with notional amounts totaling $9.6 million. All such contracts expire within 9 months. Gains and losses associated with these contracts are accounted for as part of the underlying inventory purchase transactions. The fair value of the forward exchange contracts is estimated by comparing the cost of the foreign currency to be purchased under the contracts using the exchange rates obtained under the contracts (adjusted for forward points) to the hypothetical cost using the spot rate at year end. At January 30, 1999, the contracts outstanding had a fair value of $0.1 million less than their notional value.

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

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

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

9. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The Company's quarterly results of operations reflect all adjustments, consisting only of normal, recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The consolidated results of operations by quarter for the 1997 and 1998 fiscal years are presented below (in thousands, except per share amounts):

                                                     FISCAL 1997
                                                    QUARTERS ENDED
                                   ------------------------------------------------
                                    MAY 3,    AUGUST 2,   NOVEMBER 1,   JANUARY 31,
                                     1997       1997         1997          1998
                                   --------   ---------   -----------   -----------
Net sales........................  $130,621   $133,935     $146,311      $220,243
Gross margin.....................    48,433     51,191       55,139        87,830
Net earnings.....................     4,016      5,356        5,569        13,942
Basic earnings per share.........  $   0.13   $   0.17     $   0.17      $   0.42
Diluted earnings per share.......  $   0.13   $   0.17     $   0.17      $   0.40
                                                     FISCAL 1998
                                                    QUARTERS ENDED
                                   ------------------------------------------------
                                    MAY 2,    AUGUST 1,   OCTOBER 31,   JANUARY 30,
                                     1998       1998         1998          1999
                                   --------   ---------   -----------   -----------
Net sales........................  $170,850   $162,858     $170,742      $263,472
Gross margin.....................    63,845     63,892       65,281       106,717
Earnings before extraordinary
  item...........................     6,718      8,014        7,260        18,928
Net earnings.....................  $  6,718   $  8,014     $  6,559      $ 18,928
Earnings per share before
  extraordinary item :
     Basic.......................  $   0.20   $   0.24     $   0.21      $   0.54
     Diluted.....................  $   0.20   $   0.23     $   0.21      $   0.53

     An extraordinary charge of $0.7 million, net of tax benefit of $0.5 million, related to the early retirement of the Notes (Note 4) was recognized in the third quarter of 1998.

     Due to the method of calculating weighted average common shares outstanding, the sum of the quarterly per share amounts may not equal earnings per share for the respective years.

10. SUBSEQUENT EVENTS

  K&G Men's Center, Inc.

     On March 4, 1999, the Company announced the signing of an Agreement and Plan of Merger with K&G Men's Center, Inc. ("K&G"), a retailer of men's apparel and accessories with 33 stores in the United States. Under the terms of the proposed merger, the Company will issue between 0.40 and 0.43 of a share of its common stock in exchange for each share of K&G common stock. The exact exchange ratio will depend on the average trading price for the Company's common stock during a 15 trading day period ending on the third trading day before the merger. K&G has approximately 10.3 million shares outstanding. It is expected that the

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES merger with K&G by the Company will be accounted for as a pooling of interests. Consummation of the proposed merger is dependent upon, among other things, the approval of the shareholders of K&G.

  Moores Retail Group Inc.

     On February 10, 1999, the Company acquired Moores, a privately owned Canadian corporation, in exchange for securities ("Exchangeable Shares") exchangeable for 2.5 million shares of the Company's common stock. The Exchangeable Shares have substantially identical economic and legal rights as, and will ultimately be exchanged on a one-on-one basis for, shares of the Company's common stock. The Exchangeable Shares were issued to the shareholders and option holders of Moores in exchange for all of the outstanding shares of capital stock and options of Moores because of Canadian tax law considerations. All Exchangeable Shares must be converted into common stock of the Company within five years and will be reflected as common stock outstanding for financial reporting purposes by the Company. The merger has been accounted for as a pooling of interests.

     Moores operates 107 men's tailored clothing stores in Canada and eight stores in the United States. Moores also operates a manufacturing facility in Montreal, Canada that manufactures substantially all of the tailored clothing for sale in the Moores stores. In connection with closing the Moores combination, the Company repaid approximately U.S. $59.0 million of Moores' existing indebtedness and entered into two new Canadian credit facilities for this purpose. The credit facilities, which will also be used to provide working capital for the ongoing needs of Moores, include a Can $30 million (U.S. $20 million) revolving loan and a Can $75 million (U.S. $50 million) term loan. There have been no significant transactions between the Company and Moores prior to the combination and no adjustments will be necessary to conform accounting practices or fiscal years.

     The following unaudited pro forma combined financial statements of the Company and Moores give effect to the February 10, 1999 combination on a pooling-of-interests basis. The unaudited pro forma combined financial statements should be read in conjunction with the historical consolidated financial statements and the notes thereto of the Company. The unaudited pro forma combined balance sheet as of January 30, 1999 assumes that the February 10, 1999 combination of the Company and Moores was consummated on January 30, 1999 and combines the consolidated balance sheets of the Company and Moores as of January 30, 1999. The unaudited pro forma combined balance sheet includes adjustments which give effect to events that are directly attributable to the transactions.

     The unaudited pro forma combined statements of earnings assume that the combination was consummated at the beginning of fiscal 1997 and combine the historical results of the Company and Moores for fiscal 1997 and 1998. The historical results of Moores for fiscal 1996 have not been combined with the Company's fiscal 1996 historical results as Moores commenced operations on December 23, 1996 and its reported net loss of $0.1 million for the 40 day period from December 23, 1996 to January 31, 1997 is not significant. Nonrecurring charges totaling $5.3 million, net of a $0.3 million tax benefit, which resulted directly from the combination and will be included in the Company's fiscal 1999 results of operations have been excluded from the unaudited pro forma combined statements of earnings. In addition, an extraordinary charge of $2.9 million, net of a $1.4 million tax benefit, relating to the refinancing of the February 10, 1999 outstanding debt of Moores has not been reflected. The effects of these nonrecurring and extraordinary charges have, however, been reflected in the pro forma adjustments to retained earnings in the pro forma combined balance sheet.

     The historical consolidated financial statements of Moores included in the pro forma combined balance sheet and statements of earnings are stated in United States dollars and have been prepared in accordance with generally accepted accounting principles in the United States. The exchange rates used in translating the historical Canadian currency financial statements of Moores reflect the current exchange rate as of the balance sheet date and the weighted average exchange rates for the periods presented in the statements of earnings.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

The cumulative translation adjustments are reported as a separate component of shareholders' equity. The historical statements of earnings for Moores included in the pro forma combined statements of earnings do not reflect earnings per share data since Moores, as a privately owned company, has not reported such data. The pro forma earnings per share in the pro forma combined statements of earnings reflect the 2.5 million shares of common stock that the Company will ultimately issue to the former shareholders and option holders of Moores as a result of the February 10, 1999 combination of the Company and Moores.

                        PRO FORMA COMBINED BALANCE SHEET
                          (UNAUDITED -- IN THOUSANDS)

                                                               JANUARY 30,
                                                                  1999
                                                               -----------
ASSETS
Current assets..............................................    $309,229
Property and equipment, net.................................     118,185
Other assets, net...........................................      46,135
                                                                --------
          Total assets......................................    $473,549
                                                                ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities.........................................    $111,021
Long-term debt..............................................      56,326
Other liabilities...........................................       8,439
                                                                --------
          Total liabilities.................................     175,786
Shareholders' equity........................................     297,763
                                                                --------
          Total liabilities and shareholders' equity........    $473,549
                                                                ========

                    PRO FORMA COMBINED STATEMENT OF EARNINGS
           FOR THE YEARS ENDED JANUARY 31, 1998 AND JANUARY 30, 1999
             (UNAUDITED -- IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              FISCAL 1997   FISCAL 1998
                                                              -----------   -----------
Net sales...................................................   $762,524      $898,597
Cost of goods sold, including buying and occupancy costs....    471,268       549,670
                                                               --------      --------
Gross margin................................................    291,256       348,927
Selling, general and administrative expenses................    226,359       263,216
                                                               --------      --------
Operating income............................................     64,897        85,711
Interest expense, net.......................................     (9,600)       (9,025)
                                                               --------      --------
Earnings before income taxes................................     55,297        76,686
Provision for income taxes..................................    (24,346)      (32,773)
                                                               --------      --------
Earnings before extraordinary item..........................   $ 30,951      $ 43,913
                                                               ========      ========
Earnings before extraordinary item per share:
  Basic.....................................................   $   0.89      $   1.21
  Diluted...................................................       0.87          1.17
Weighted average shares outstanding:
  Basic.....................................................     34,843        36,349
  Diluted...................................................     37,884        38,575

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

     The pro forma combined financial statements as of January 30, 1999 and for the years ended January 31, 1998 and January 30, 1999 have been adjusted for the following to reflect the February 10, 1999 combination of the Company and Moores as a pooling-of-interests and the concurrent debt refinancing:

     a. Transaction costs incurred in the combination of the Company and Moores under pooling-of-interests accounting. The costs, which primarily relate to investment banking fees, professional fees, contract termination payments and unamortized stock option compensation expenses, totaled approximately $5.3 million, net of a tax benefit of $0.3 million, and are reflected as a reduction in retained earnings in the accompanying balance sheet. These costs are not reflected in the pro forma combined statements of earnings.

     b. The effects of refinancing approximately U.S. $59 million of existing Moores debt as follows (in thousands):

Revolving debt refinanced with long-term debt.............   $ 7,568
Current portion of long-term debt refinanced with
  long-term debt..........................................     3,644
Prepayment penalty from early retirement of long-term
  debt....................................................     1,496
                                                             -------
Addition to long-term debt................................   $12,708
                                                             =======
Write off of Moores historical deferred financing costs,
  net of tax of $814......................................   $ 1,958
Prepayment penalty from early retirement of long-term
  debt, net of tax of $541................................       955
                                                             -------
Adjustment to retained earnings...........................   $ 2,913
                                                             =======

     c. The effect on common stock and capital in excess of par value for the issuance of 2.5 million shares of the Company's common stock issuable to Moores shareholders and option holders upon exchange of the Exchangeable Shares.

     The pro forma combined results of operations by quarter for the 1997 and 1998 fiscal years are presented below (in thousands, except per share amounts):

                                                             FISCAL 1997
                                                            QUARTERS ENDED
                                       --------------------------------------------------------
                                                                      NOVEMBER 1,   JANUARY 31,
                                       MAY 3, 1997   AUGUST 2, 1997      1997          1998
                                       -----------   --------------   -----------   -----------
Net sales............................   $154,749        $168,699       $179,821      $259,255
Gross margin.........................     56,518          64,290         68,228       102,220
Net earnings.........................      3,758           6,923          6,321        13,949
Basic earnings per share.............   $   0.11        $   0.20       $   0.18      $   0.39
Diluted earnings per share...........   $   0.11        $   0.20       $   0.18      $   0.37

                                                              FISCAL 1998
                                                             QUARTERS ENDED
                                        --------------------------------------------------------
                                                                       OCTOBER 31,   JANUARY 30,
                                        MAY 2, 1998   AUGUST 1, 1998      1998          1999
                                        -----------   --------------   -----------   -----------
Net sales.............................   $199,521        $196,310       $203,301      $299,465
Gross margin..........................     74,402          76,695         77,601       120,229
Earnings before extraordinary item....      6,804           9,088          7,914        20,107
Net earnings..........................      6,804           9,088          7,213        20,107
Earnings per share before
  extraordinary item:
  Basic...............................   $   0.19        $   0.25       $   0.22      $   0.54
  Diluted.............................   $   0.19        $   0.24       $   0.21      $   0.53

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

     Due to the method of calculating weighted average common shares outstanding, the sum of the quarterly per share amounts may not equal earnings per share for the respective years.

     These pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the pooling of interests been completed on the date indicated, nor are they necessarily indicative of future operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for its Annual Meeting of Shareholders to be held July 1, 1999.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for its Annual Meeting of Shareholders to be held July 1, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for its Annual Meeting of Shareholders to be held July 1, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for its Annual Meeting of Shareholders to be held July 1, 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) 1. Financial Statements.

     The following consolidated financial statements of the Company are included in Part II, Item 8.

Independent Auditors' Report
Consolidated Balance Sheets as of January 31, 1998 and
  January 30, 1999
Consolidated Statements of Earnings for the years ended
  February 1, 1997, January 31, 1998 and January 30, 1999
Consolidated Statements of Shareholders' Equity for the years ended February 1, 1997, January 31, 1998 and January
  30, 1999
Consolidated Statements of Cash Flows for the years ended
  February 1, 1997, January 31, 1998 and January 30, 1999
Notes to Consolidated Financial Statements

     2. Financial Statement Schedules

     All such schedules are omitted because they are not applicable or because the required information is included in the Consolidated Financial Statements or Notes thereto.

3. EXHIBITS

        EXHIBIT
         NUMBER                                 EXHIBIT INDEX
        -------                                 -------------
           2.1           -- Combination Agreement dated November 18, 1998, by and
                            between The Men's Wearhouse, Inc., Golden Moores Company,
                            Moores Retail Group Inc. and the Shareholders of Moores
                            Retail Group Inc. signatory thereto. (incorporated by
                            reference from Exhibit 2.1 to the Company's Registration
                            Statement on Form S-3 (Registration No. 333-69979)).
           2.2           -- Agreement and Plan of Merger dated March 3, 1999, by and between The Men's Wearhouse, Inc., TMW Combination
                            Company and K&G Men's Center, Inc. (Filed herewith.)
           2.3           -- Amendment No. 1 to Agreement and Plan of Merger dated
                            March 30, 1999 by and between The Men's Wearhouse, Inc.,
                            TMW Combination Company and K&G Men's Center, Inc. (Filed
                            herewith.)
           3.1           -- Restated Articles of Incorporation (incorporated by
                            reference from Exhibit 3.1 to the Company's Quarterly
                            Report on Form 10-Q for the quarter ended July 30, 1994).
           3.2           -- By-laws, as amended (incorporated by reference from
                            Exhibit 3.2 to the Company's Annual Report of Form 10-K
                            for the fiscal year ended February 1, 1997).
           3.3           -- Certificate of Designation, Preferences, Limitations and
                            Relative Rights of the Series A Special Voting Preferred
                            Stock. (Filed herewith.)
           4.1           -- Restated Articles of Incorporation (included as Exhibit
                            3.1).
           4.2           -- By-laws (included as Exhibit 3.2).
           4.3           -- Form of Common Stock certificate (incorporated by
                            reference from Exhibit 4.3 to the Company's Registration
                            Statement on Form S-1 (Registration No. 33-45949)).
          *4.4           -- Employment Agreement dated as of January 31, 1991, by and between the Company and David H. Edwab, including the
                            First Amendment thereto dated as of September 30, 1991
                            (incorporated by reference from Exhibit 4.4 to the
                            Company's Registration Statement on Form S-1
                            (Registration No. 33-45949)).
          *4.5           -- Second Amendment effective as of January 1, 1993, to
                            Employment Agreement dated as of January 31, 1991, by and
                            between the Company and David H. Edwab (incorporated by
                            reference from Exhibit 4.5 to the Company's Registration
                            Statement on Form S-1 (Registration No. 33-60516)).
          *4.6           -- Second [sic] Amendment dated as of April 12, 1994, to
                            Employment Agreement dated as of January 31, 1991
                            (incorporated by reference to Exhibit 4.6 to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended January 28, 1995).
          *4.7           -- Option Issuance Agreement dated as of September 30, 1991, by and between the Company and David H. Edwab
                            (incorporated by reference from Exhibit 4.5 to the
                            Company's Registration Statement on Form S-1
                            (Registration No. 33-45949)).
          *4.8           -- First Amendment to Option Issuance Agreement dated April
                            22, 1992, but effective as of September 30, 1991
                            (incorporated by reference from Exhibit 4.7 to the
                            Company's Registration Statement on Form S-8
                            (Registration No. 33-48109)).
          *4.9           -- Second Amendment to Option Issuance Agreement dated
                            effective as of January 1, 1993 (incorporated by
                            reference from Exhibit 4.8 to the Company's Registration
                            Statement on Form S-1 (Registration No. 33-60516)).

        EXHIBIT
         NUMBER                                 EXHIBIT INDEX
        -------                                 -------------
          *4.10          -- First [sic] Amendment to Option Issuance Agreement dated as of April 12, 1994 (incorporated by reference to
                            Exhibit 4.10 to the Company's Annual Report on Form 10-K
                            for the fiscal year ended January 28, 1995).
           4.11          -- Registration Rights Agreement dated as of November 18,
                            1998, by and among The Men's Wearhouse, Inc. and Marpro
                            Holdings, Inc., MGB Limited Partnership, Capital
                            D'Amerique CDPQ Inc., Cerberus International, Ltd., Ultra
                            Cerberus Fund, Ltd., Styx International Ltd., The Long
                            Horizons Overseas Fund Ltd., The Long Horizons Fund, L.P.
                            and Styx Partners, L.P. (incorporated by reference from
                            Exhibit 4.13 to the Company's Registration Statement on
                            Form S-3 (Registration No. 333-69979)).
           4.12          -- Support Agreement dated February 10, 1999, between The
                            Men's Wearhouse, Inc., Golden Moores Company, Moores
                            Retail Group Inc. and Marpro Holdings, Inc., MGB Limited
                            Partnership, Capital D'Amerique CDPQ Inc., Cerberus
                            International, Ltd., Ultra Cerberus Fund, Ltd., Styx
                            International Ltd., The Long Horizons Overseas Fund Ltd.,
                            The Long Horizons Fund, L.P. and Styx Partners, L.P.
                            (incorporated by reference from Exhibit 4.2 to the
                            Company's Current Report on Form 8-K (Registration No.
                            333-72549)).
           4.13          -- Revolving Credit Agreement dated as of February 5, 1999, by and among the Company and NationsBank of Texas N.A.
                            and the Banks listed therein, including form of Revolving
                            Note. (Filed herewith.)
           4.14          -- Term Credit Agreement dated as of February 5, 1999, by
                            and among the Company, certain subsidiaries of the
                            Company and NationsBank of Texas N.A. and the Banks
                            listed therein, including form of Term Note. (Filed
                            herewith.)
           4.15          -- Revolving Credit Agreement dated as of February 10, 1999, by and among the Company, certain subsidiaries of the
                            Company and Bank of America Canada and the Banks listed
                            therein, including form of Revolving Note. (Filed
                            herewith.)
           4.16          -- Certificate of Designation, Preferences, Limitations and
                            Relative Rights of the Series A Special Voting Preferred
                            Stock (included as Exhibit 3.3).
           9.1           -- Voting Trust Agreement dated February 10, 1999, by and
                            between The Men's Wearhouse, Inc., Golden Moores Company,
                            Moores Retail Group Inc. and The Trust Company of Bank of
                            Montreal (incorporated by reference from Exhibit 9.1 to
                            the Company's Current Report on Form 8-K (Registration
                            No. 333-72579)).
         *10.1           -- Employment Agreement dated as of January 31, 1991,
                            including the First Amendment thereto dated as of
                            September 30, 1991 by and between the Company and David
                            H. Edwab (included as Exhibit 4.4).
         *10.2           -- Second Amendment effective as of January 1, 1993, to
                            Employment Agreement dated as of January 31, 1991, by and
                            between the Company and David H. Edwab (included as
                            Exhibit 4.5).
         *10.3           -- Second [sic] Amendment dated as of April 12, 1994, to
                            Employment Agreement dated as of January 31, 1991
                            (incorporated by reference to Exhibit 4.6 to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended January 28, 1995).
         *10.4           -- Option Issuance Agreement dated as of September 30, 1991, by and between the Company and David H. Edwab (included
                            as Exhibit 4.7).
         *10.5           -- First Amendment to Option Issuance Agreement dated April
                            22, 1992, but effective as of September 30, 1991
                            (included as Exhibit 4.8).

        EXHIBIT
         NUMBER                                 EXHIBIT INDEX
        -------                                 -------------
         *10.6           -- Second Amendment to Option Issuance Agreement dated
                            effective as of January 1, 1993 (included as Exhibit
                            4.9).
         *10.7           -- First [sic] Amendment to Option Issuance Agreement dated as of April 12, 1994 (incorporated by reference to
                            Exhibit 4.10 to the Company's Annual Report on Form 10-K
                            for the fiscal year ended January 28, 1995).
         *10.8           -- 1992 Stock Option Plan (incorporated by reference from
                            Exhibit 10.5 to the Company's Registration Statement on
                            Form S-1 (Registration No. 33-45949)).
         *10.9           -- First Amendment to 1992 Stock Option Plan (incorporated by Reference from Exhibit 10.9 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            33-60516)).
         *10.10          -- Non-Employee Director Stock Option Plan (incorporated by reference from Exhibit 10.7 to the Company's Registration
                            Statement on Form S-1 (Registration No. 33-45949)).
         *10.11          -- First Amendment to Non-Employee Director Stock Option
                            Plan (incorporated by reference from Exhibit 10.16 to the
                            Company's Registration Statement on Form S-1
                            (Registration No. 33-45949)).
          10.12          -- Commercial Lease dated September 1, 1995, by and between the Company and Zig Zag, A Joint Venture (incorporated by
                            reference from Exhibit 10.1 to the Company's Quarterly
                            Report on Form 10-Q for the quarter ended May 4, 1996).
          10.13          -- Commercial Lease dated April 5, 1989, by and between the
                            Company and Preston Road Partnership (incorporated by
                            reference from Exhibit 10.10 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            33-45949)).
         *10.14          -- Stock Agreement dated as of March 23, 1992, between the
                            Company and George Zimmer (incorporated by reference from
                            Exhibit 10.13 to the Company's Registration Statement on
                            Form S-1 (Registration No. 33-45949)).
         *10.15          -- Split-Dollar Agreement and related Split-Dollar
                            Collateral Assignment dated November 25, 1994 between the
                            Company, George Zimmer and David Edwab, Co-Trustee of the
                            Zimmer 1994 Irrevocable Trust (incorporated by reference
                            to Exhibit 10.20 to the Company's Annual Report on Form
                            10-K for the fiscal year ended January 28, 1995).
         *10.16          -- 1996 Stock Option Plan (incorporated by reference from
                            Exhibit 10.2 to the Company's Quarterly Report on Form
                            10-Q for the quarter ended August 3, 1996).
         *10.17          -- Second Amendment to Non-Employee Director Stock Option
                            Plan (incorporated by reference to Exhibit 10.3 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended August 3, 1996).
          10.18          -- 1998 Key Employee Stock Option Plan (incorporated by
                            reference from Exhibit 10.18 to the Company's Annual
                            Report on Form 10-K for the fiscal year ended January 31,
                            1998).
          21.1           -- Subsidiaries of the Company. (Filed herewith.)
          23.1           -- Consent of Deloitte & Touche LLP, independent auditors.
                            (Filed herewith.)
          27.1           -- Financial Data Schedule. (Filed herewith.)

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

     The Company will furnish a copy of any exhibit described above to any beneficial holder of its securities upon receipt of a written request therefor, provided that such request sets forth a good faith representation that, as of the record date for the Company's 1999 Annual Meeting of Shareholders, such beneficial holder is entitled to vote at such meeting, and provided further that such holder pays to the Company a fee compensating the Company for its reasonable expenses in furnishing such exhibits.

  (b) Reports on Form 8-K.

     On December 30, 1998, the Company filed one report on Form 8-K relating to the signed Combination Agreement with Moores Retail Group Inc. and the shareholders of Moores for the proposed merger with a subsidiary of The Men's Wearhouse, Inc. Pro forma financial statements including a combined balance sheet as of October 31, 1998 and combined statements of net earnings for the years ended January 31, 1998 and for the nine months ended November 1, 1997 and October 31, 1998 were included in this current report on Form 8-K.

     On February 25, 1999, the Company filed a report on Form 8-K, pursuant to
Item 2, related to the closing of the Moores combination. Moores consolidated financial statements including a consolidated balance sheet as of January 31, 1998 and October 31, 1998, a consolidated statement of income and comprehensive income, a consolidated statement of stockholders' equity and a consolidated statement of cash flows, each for the year ended January 31, 1998 and for the nine months ended October 31, 1997 and October 31, 1998, as well as pro forma financial statements including a combined balance sheet as of October 31, 1998 and combined statements of earnings for the years ended January 31, 1998 and for the nine months ended November 1, 1997 and October 31, 1998 were included in this current report on Form 8-K.

     On March 5, 1999, the Company filed a current report on Form 8-K (Item 5) related to the signing of the merger agreement with K&G.

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

Dated: April 1, 1999

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

                      SIGNATURE                                     TITLE                     DATE
                      ---------                                     -----                     ----

                  /s/ GEORGE ZIMMER                    Chairman of the Board, Chief       April 1, 1999
-----------------------------------------------------    Executive Officer and Director
                    George Zimmer

                   /s/ DAVID EDWAB                     President and Director             April 1, 1999
-----------------------------------------------------
                     David Edwab

                 /s/ GARY G. CKODRE                    Vice President -- Finance and      April 1, 1999
-----------------------------------------------------    Principal Financial and
                   Gary G. Ckodre                        Accounting Officer

               /s/ RICHARD E. GOLDMAN                  Executive Vice President and       April 1, 1999
-----------------------------------------------------    Director
                 Richard E. Goldman

                  /s/ HARRY M. LEVY                    Executive Vice                     April 1, 1999
-----------------------------------------------------    President -- Planning and
                    Harry M. Levy                        Systems and Director

                /s/ ROBERT E. ZIMMER                   Senior Vice President -- Real      April 1, 1999
-----------------------------------------------------    Estate and Director
                  Robert E. Zimmer

                 /s/ JAMES E. ZIMMER                   Senior Vice President --           April 1, 1999
-----------------------------------------------------    Merchandising and Director
                   James E. Zimmer

                 /s/ RINALDO BRUTOCO                   Director                           April 1, 1999
-----------------------------------------------------
                   Rinaldo Brutoco

                 /s/ MICHAEL L. RAY                    Director                           April 1, 1999
-----------------------------------------------------
                   Michael L. Ray

                /s/ SHELDON I. STEIN                   Director                           April 1, 1999
-----------------------------------------------------
                  Sheldon I. Stein

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                 EXHIBIT INDEX
        -------                                 -------------
           2.1           -- Combination Agreement dated November 18, 1998, by and
                            between The Men's Wearhouse, Inc., Golden Moores Company,
                            Moores Retail Group Inc. and the Shareholders of Moores
                            Retail Group Inc. signatory thereto. (incorporated by
                            reference from Exhibit 2.1 to the Company's Registration
                            Statement on Form S-3 (Registration No. 333-69979)).
           2.2           -- Agreement and Plan of Merger dated March 3, 1999, by and between The Men's Wearhouse, Inc., TMW Combination
                            Company and K&G Men's Center, Inc. (Filed herewith.)
           2.3           -- Amendment No. 1 to Agreement and Plan of Merger dated
                            March 30, 1999 by and between The Men's Wearhouse, Inc.,
                            TMW Combination Company and K&G Men's Center, Inc. (Filed
                            herewith.)
           3.1           -- Restated Articles of Incorporation (incorporated by
                            reference from Exhibit 3.1 to the Company's Quarterly
                            Report on Form 10-Q for the quarter ended July 30, 1994).
           3.2           -- By-laws, as amended (incorporated by reference from
                            Exhibit 3.2 to the Company's Annual Report of Form 10-K
                            for the fiscal year ended February 1, 1997).
           3.3           -- Certificate of Designation, Preferences, Limitations and
                            Relative Rights of the Series A Special Voting Preferred
                            Stock. (Filed herewith.)
           4.1           -- Restated Articles of Incorporation (included as Exhibit
                            3.1).
           4.2           -- By-laws (included as Exhibit 3.2).
           4.3           -- Form of Common Stock certificate (incorporated by
                            reference from Exhibit 4.3 to the Company's Registration
                            Statement on Form S-1 (Registration No. 33-45949)).
          *4.4           -- Employment Agreement dated as of January 31, 1991, by and between the Company and David H. Edwab, including the
                            First Amendment thereto dated as of September 30, 1991
                            (incorporated by reference from Exhibit 4.4 to the
                            Company's Registration Statement on Form S-1
                            (Registration No. 33-45949)).
          *4.5           -- Second Amendment effective as of January 1, 1993, to
                            Employment Agreement dated as of January 31, 1991, by and
                            between the Company and David H. Edwab (incorporated by
                            reference from Exhibit 4.5 to the Company's Registration
                            Statement on Form S-1 (Registration No. 33-60516)).
          *4.6           -- Second [sic] Amendment dated as of April 12, 1994, to
                            Employment Agreement dated as of January 31, 1991
                            (incorporated by reference to Exhibit 4.6 to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended January 28, 1995).
          *4.7           -- Option Issuance Agreement dated as of September 30, 1991, by and between the Company and David H. Edwab
                            (incorporated by reference from Exhibit 4.5 to the
                            Company's Registration Statement on Form S-1
                            (Registration No. 33-45949)).
          *4.8           -- First Amendment to Option Issuance Agreement dated April
                            22, 1992, but effective as of September 30, 1991
                            (incorporated by reference from Exhibit 4.7 to the
                            Company's Registration Statement on Form S-8
                            (Registration No. 33-48109)).
          *4.9           -- Second Amendment to Option Issuance Agreement dated
                            effective as of January 1, 1993 (incorporated by
                            reference from Exhibit 4.8 to the Company's Registration
                            Statement on Form S-1 (Registration No. 33-60516)).

        EXHIBIT
         NUMBER                                 EXHIBIT INDEX
        -------                                 -------------
          *4.10          -- First [sic] Amendment to Option Issuance Agreement dated as of April 12, 1994 (incorporated by reference to
                            Exhibit 4.10 to the Company's Annual Report on Form 10-K
                            for the fiscal year ended January 28, 1995).
           4.11          -- Registration Rights Agreement dated as of November 18,
                            1998, by and among The Men's Wearhouse, Inc. and Marpro
                            Holdings, Inc., MGB Limited Partnership, Capital
                            D'Amerique CDPQ Inc., Cerberus International, Ltd., Ultra
                            Cerberus Fund, Ltd., Styx International Ltd., The Long
                            Horizons Overseas Fund Ltd., The Long Horizons Fund, L.P.
                            and Styx Partners, L.P. (incorporated by reference from
                            Exhibit 4.13 to the Company's Registration Statement on
                            Form S-3 (Registration No. 333-69979)).
           4.12          -- Support Agreement dated February 10, 1999, between The
                            Men's Wearhouse, Inc., Golden Moores Company, Moores
                            Retail Group Inc. and Marpro Holdings, Inc., MGB Limited
                            Partnership, Capital D'Amerique CDPQ Inc., Cerberus
                            International, Ltd., Ultra Cerberus Fund, Ltd., Styx
                            International Ltd., The Long Horizons Overseas Fund Ltd.,
                            The Long Horizons Fund, L.P. and Styx Partners, L.P.
                            (incorporated by reference from Exhibit 4.2 to the
                            Company's Current Report on Form 8-K (Registration No.
                            333-72549)).
           4.13          -- Revolving Credit Agreement dated as of February 5, 1999, by and among the Company and NationsBank of Texas N.A.
                            and the Banks listed therein, including form of Revolving
                            Note. (Filed herewith.)
           4.14          -- Term Credit Agreement dated as of February 5, 1999, by
                            and among the Company, certain subsidiaries of the
                            Company and NationsBank of Texas N.A. and the Banks
                            listed therein, including form of Term Note. (Filed
                            herewith.)
           4.15          -- Revolving Credit Agreement dated as of February 10, 1999, by and among the Company, certain subsidiaries of the
                            Company and Bank of America Canada and the Banks listed
                            therein, including form of Revolving Note. (Filed
                            herewith.)
           4.16          -- Certificate of Designation, Preferences, Limitations and
                            Relative Rights of the Series A Special Voting Preferred
                            Stock (included as Exhibit 3.3).
           9.1           -- Voting Trust Agreement dated February 10, 1999, by and
                            between The Men's Wearhouse, Inc., Golden Moores Company,
                            Moores Retail Group Inc. and The Trust Company of Bank of
                            Montreal (incorporated by reference from Exhibit 9.1 to
                            the Company's Current Report on Form 8-K (Registration
                            No. 333-72579)).
         *10.1           -- Employment Agreement dated as of January 31, 1991,
                            including the First Amendment thereto dated as of
                            September 30, 1991 by and between the Company and David
                            H. Edwab (included as Exhibit 4.4).
         *10.2           -- Second Amendment effective as of January 1, 1993, to
                            Employment Agreement dated as of January 31, 1991, by and
                            between the Company and David H. Edwab (included as
                            Exhibit 4.5).
         *10.3           -- Second [sic] Amendment dated as of April 12, 1994, to
                            Employment Agreement dated as of January 31, 1991
                            (incorporated by reference to Exhibit 4.6 to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended January 28, 1995).
         *10.4           -- Option Issuance Agreement dated as of September 30, 1991, by and between the Company and David H. Edwab (included
                            as Exhibit 4.7).
         *10.5           -- First Amendment to Option Issuance Agreement dated April
                            22, 1992, but effective as of September 30, 1991
                            (included as Exhibit 4.8).

        EXHIBIT
         NUMBER                                 EXHIBIT INDEX
        -------                                 -------------
         *10.6           -- Second Amendment to Option Issuance Agreement dated
                            effective as of January 1, 1993 (included as Exhibit
                            4.9).
         *10.7           -- First [sic] Amendment to Option Issuance Agreement dated as of April 12, 1994 (incorporated by reference to
                            Exhibit 4.10 to the Company's Annual Report on Form 10-K
                            for the fiscal year ended January 28, 1995).
         *10.8           -- 1992 Stock Option Plan (incorporated by reference from
                            Exhibit 10.5 to the Company's Registration Statement on
                            Form S-1 (Registration No. 33-45949)).
         *10.9           -- First Amendment to 1992 Stock Option Plan (incorporated by Reference from Exhibit 10.9 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            33-60516)).
         *10.10          -- Non-Employee Director Stock Option Plan (incorporated by reference from Exhibit 10.7 to the Company's Registration
                            Statement on Form S-1 (Registration No. 33-45949)).
         *10.11          -- First Amendment to Non-Employee Director Stock Option
                            Plan (incorporated by reference from Exhibit 10.16 to the
                            Company's Registration Statement on Form S-1
                            (Registration No. 33-45949)).
          10.12          -- Commercial Lease dated September 1, 1995, by and between the Company and Zig Zag, A Joint Venture (incorporated by
                            reference from Exhibit 10.1 to the Company's Quarterly
                            Report on Form 10-Q for the quarter ended May 4, 1996).
          10.13          -- Commercial Lease dated April 5, 1989, by and between the
                            Company and Preston Road Partnership (incorporated by
                            reference from Exhibit 10.10 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            33-45949)).
         *10.14          -- Stock Agreement dated as of March 23, 1992, between the
                            Company and George Zimmer (incorporated by reference from
                            Exhibit 10.13 to the Company's Registration Statement on
                            Form S-1 (Registration No. 33-45949)).
         *10.15          -- Split-Dollar Agreement and related Split-Dollar
                            Collateral Assignment dated November 25, 1994 between the
                            Company, George Zimmer and David Edwab, Co-Trustee of the
                            Zimmer 1994 Irrevocable Trust (incorporated by reference
                            to Exhibit 10.20 to the Company's Annual Report on Form
                            10-K for the fiscal year ended January 28, 1995).
         *10.16          -- 1996 Stock Option Plan (incorporated by reference from
                            Exhibit 10.2 to the Company's Quarterly Report on Form
                            10-Q for the quarter ended August 3, 1996).
         *10.17          -- Second Amendment to Non-Employee Director Stock Option
                            Plan (incorporated by reference to Exhibit 10.3 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended August 3, 1996).
          10.18          -- 1998 Key Employee Stock Option Plan (incorporated by
                            reference from Exhibit 10.18 to the Company's Annual
                            Report on Form 10-K for the fiscal year ended January 31,
                            1998).
          21.1           -- Subsidiaries of the Company. (Filed herewith.)
          23.1           -- Consent of Deloitte & Touche LLP, independent auditors.
                            (Filed herewith.)
          27.1           -- Financial Data Schedule. (Filed herewith.)

---------------

*  Management Compensation or Incentive Plan