Form 10-Q
period 1999-05-01
MENS WEARHOUSE INC
filed 1999-06-15
CIK 884217

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended    May 1, 1999      or
                                   -------------------


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from          to
                                   ----------  ----------

     Commission file number 0-20036



                            THE MEN'S WEARHOUSE, INC.
             (Exact Name of Registrant as Specified in its Charter)




                 TEXAS                                     74-1790172
    (State or Other Jurisdiction of                     (I.R.S. Employer
     Incorporation or Organization)                  Identification Number)




          5803 GLENMONT DRIVE
             HOUSTON, TEXAS                                 77081-1701
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


    The number of shares of common stock of the Registrant, par value $.01 per share, outstanding at June 11, 1999 was 39,708,690. In addition, there were 2,162,874 Exchangeable Shares outstanding at June 11, 1999.

================================================================================

                                  REPORT INDEX


PART AND ITEM NO.                                                                                      PAGE NO.
-----------------                                                                                      --------
PART I - Financial Information

     Item 1 - Financial Statements

     General Information......................................................................            1

     Consolidated Balance Sheets as of May 2, 1998 (unaudited), May 1, 1999 (unaudited)
       and January 30, 1999...................................................................            2

     Consolidated Statements of Earnings for the Three Months Ended May 2, 1998 (unaudited)
       and May 1, 1999 (unaudited)............................................................            3

     Consolidated Statements of Cash Flows for the Three Months Ended May 2, 1998
       (unaudited)  and May 1, 1999 (unaudited)...............................................            4

     Item 2 - Management's Discussion and Analysis of Financial Condition and Results
       of Operations..........................................................................            5

     Item 3 - Qualitative and Quantitative Disclosures about Market Risk......................            11

PART II - Other Information

     Item 6 - Exhibits and Reports on Form 8-K................................................            12

                          PART I, FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                               GENERAL INFORMATION

     The consolidated financial statements herein include the accounts of The Men's Wearhouse, Inc. and its wholly owned subsidiaries ("the Company") and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures have been condensed or omitted. The Company believes that the presentation and disclosures herein are adequate to make the information not misleading, and the financial statements reflect all elimination entries and normal adjustments which are necessary for a fair statement of the results for the three months ended May 2, 1998 and May 1, 1999.

     On February 10, 1999, the Company combined with Moores Retail Group Inc. ("Moores"), hereinafter included in references to the Company, in a transaction accounted for as a pooling of interests. In accordance with the pooling of interest method of accounting permitted by Accounting Principles Board Opinion No. 16 "Business Combinations", all prior period consolidated financial statements presented have been restated to include the accounts of Moores. In addition, the combined financial results presented include adjustments made to conform the accounting policies of Moores to those of the Company.

     Operating results for interim periods are not necessarily indicative of the results for full years. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended January 30, 1999 and the related notes thereto included in the Company's 1998 Annual Report on Form 10-K filed with the SEC.

             THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                           (In thousands)

                                                              May 2,         May 1,       January 30,
                                                              1998           1999           1999
                                                            ---------      ---------      -----------
                                     ASSETS
CURRENT ASSETS:
      Cash                                                  $  33,346      $  26,312      $  19,651
      Inventories                                             272,315        300,695        271,946
      Other current assets                                     16,166         17,546         17,632
                                                            ---------      ---------      ---------

           Total current assets                               321,827        344,553        309,229
                                                            ---------      ---------      ---------

PROPERTY AND EQUIPMENT, NET                                    98,156        120,108        118,185

OTHER ASSETS                                                   54,777         47,009         46,135
                                                            ---------      ---------      ---------

           Total assets                                     $ 474,760      $ 511,670      $ 473,549
                                                            =========      =========      =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                      $  79,415      $  88,152      $  66,161
      Accrued expenses                                         30,786         32,856         34,676
      Revolver and current portion of long-term debt           11,412          2,574          2,484
      Income taxes payable                                      5,808          6,145          7,700
                                                            ---------      ---------      ---------


           Total current liabilities                          127,421        129,727        111,021

LONG-TERM DEBT                                                107,865         64,521         56,326

OTHER LIABILITIES                                               7,143          9,059          8,439

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
      Preferred stock                                              --             --             --
      Common stock                                                221            350            349
      Capital in excess of par                                113,342        153,355        151,391
      Retained earnings                                       118,974        154,882        147,251
      Currency translation adjustment                            (130)          (149)          (233)
                                                            ---------      ---------      ---------
                                                              232,407        308,438        298,758
      Less:
           Treasury stock, at cost                                (76)           (75)          (995)
                                                            ---------      ---------      ---------

             Total shareholders' equity                       232,331        308,363        297,763
                                                            ---------      ---------      ---------

             Total liabilities and shareholders' equity     $ 474,760      $ 511,670      $ 473,549
                                                            =========      =========      =========


See Notes to Consolidated Financial Statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  For the Quarter Ended
                                                 -----------------------
                                                   May 2,        May 1,
                                                   1998          1999
                                                 ---------     ---------
Net sales                                        $ 199,521     $ 222,183

Cost of goods sold, including buying and
      occupancy costs                              125,119       137,921
                                                 ---------     ---------

           Gross margin                             74,402        84,262

Selling, general and administrative expenses        60,186        67,444
Transaction costs                                       --         5,552
Duplicative store closing costs                         --         2,933
                                                 ---------     ---------

Operating income                                    14,216         8,333

Interest expense, net                                2,244           896
                                                 ---------     ---------

Earnings before income taxes                        11,972         7,437

Provision for income taxes                           5,168         5,025
                                                 ---------     ---------

Earnings before extraordinary item                   6,804         2,412

Extraordinary item, net of tax                          --         2,912
                                                 ---------     ---------

Net earnings (loss)                              $   6,804     $    (500)
                                                 =========     =========

Net earnings (loss) per basic share:
      Earnings before extraordinary item         $    0.19     $    0.07
      Extraordinary item                                --         (0.08)
                                                 ---------     ---------

      Net earnings (loss)                        $    0.19     $   (0.01)
                                                 =========     =========

Net earnings (loss) per diluted share:
      Earnings before extraordinary item         $    0.19     $    0.07
      Extraordinary item                                --         (0.08)
                                                 ---------     ---------

      Net earnings (loss)                        $    0.19     $   (0.01)
                                                 =========     =========

Weighted average shares outstanding:
      Basic                                         35,665        37,394
                                                 =========     =========

      Diluted                                       38,873        38,100
                                                 =========     =========



See Notes to Consolidated Financial Statements.

                    THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In thousands)

                                                                               For the Quarter Ended
                                                                               ----------------------
                                                                                May 2,        May 1,
                                                                                 1998          1999
                                                                               --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:

      Net earnings (loss)                                                      $  6,804      $   (500)

      Adjustments to reconcile net earnings (loss) to net cash provided by
       (used in) operating activities:
       Extraordinary item, net of tax                                                --         2,912
       Depreciation and amortization                                              6,110         6,743
       Stock option compensation expense                                             --           889
       Loss on disposal of property and equipment                                    --         1,503
       Increase in inventories                                                  (35,181)      (27,395)
       Decrease in other assets                                                   1,341           856
       Increase in accounts payable and accrued expenses                         15,328        23,587
       Decrease in income taxes payable                                          (5,298)          (77)
       Decrease in other liabilities                                               (471)         (549)
                                                                               --------      --------

           Net cash provided by (used in) operating activities                  (11,367)        7,969
                                                                               --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Capital expenditures                                                      (12,990)       (8,944)
      Investment in trademark, tradenames and other intangibles                  (6,497)         (188)
                                                                               --------      --------

           Net cash used in investing activities                                (19,487)       (9,132)
                                                                               --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Bank borrowings                                                             4,773        64,849
      Principal payments on bank debt                                              (720)      (57,375)
      Deferred financing costs                                                       --          (429)
      Exercise of stock options                                                     480           882
      Option shares relinquished for tax obligations                               (270)         (230)
                                                                               --------      --------

           Net cash provided by financing activities                              4,263         7,697
                                                                               --------      --------

Effect of exchange rate changes on cash and cash equivalents                         --           127
                                                                               --------      --------

INCREASE (DECREASE) IN CASH                                                     (26,591)        6,661
CASH, beginning of period                                                        59,937        19,651
                                                                               --------      --------

CASH, end of period                                                            $ 33,346      $ 26,312
                                                                               ========      ========


See Notes to Consolidated Financial Statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SIGNIFICANT ACCOUNTING POLICIES--

    The Consolidated Financial Statements include the accounts of The Men's Wearhouse, Inc. and its subsidiaries (the "Company"). There have been no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, see Note 1 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended January 30, 1999.


2.  EARNINGS PER SHARE--

    Basic earnings per share ("EPS") is computed using the weighted average number of common shares outstanding during the period and net earnings (loss). Diluted EPS gives effect to the potential dilution which would have occurred if additional shares were issued for stock options exercised under the treasury stock method and, in fiscal 1998, conversion of the convertible debt ("Notes"), with fiscal 1998 net earnings (loss) adjusted for interest expense associated with the Notes. The following table reconciles the earnings and shares used in the basic and diluted EPS computations (in thousands, except per share amounts):

                                                                    FOR THE QUARTER ENDED
                                                                    ---------------------
                                                                     MAY 2,       MAY 1,
                                                                      1998         1999
                                                                    --------     --------
           Basic EPS
           Earnings before extraordinary item                       $  6,804     $  2,412
           Extraordinary item, net of tax                                 --       (2,912)
                                                                    --------     --------
           Net earnings (loss)                                         6,804         (500)
                                                                    ========     ========

           Weighted average number of common shares outstanding       35,665       37,394
                                                                    ========     ========

           Basic EPS:
                Earnings before extraordinary item                  $   0.19     $   0.07
                Extraordinary item, net of tax                            --        (0.08)
                                                                    --------     --------
                Net earnings (loss)                                 $   0.19     $  (0.01)
                                                                    ========     ========

           Diluted EPS
           Earnings before extraordinary item                       $  6,804     $  2,412
           Interest on Notes, net of taxes                               486           --
                                                                    --------     --------
           As adjusted net earnings                                 $  7,290     $  2,412
           Extraordinary item, net of tax                                 --       (2,912)
                                                                    --------     --------
           As adjusted net earnings (loss)                          $  7,290     $   (500)
                                                                    ========     ========

           Weighted average number of common shares outstanding       35,665       37,394
           Assumed exercise of stock options                             680          706
           Assumed conversion of Notes                                 2,528           --
                                                                    --------     --------
           As adjusted shares                                         38,873       38,100
                                                                    ========     ========

           Diluted EPS:
                Earnings before extraordinary item                  $   0.19     $   0.07
                Extraordinary item, net of tax                            --        (0.08)
                                                                    --------     --------
                Net earnings (loss)                                 $   0.19     $  (0.01)
                                                                    ========     ========

3.  COMPREHENSIVE INCOME AND SUPPLEMENTAL CASH FLOWS --

     The Company's comprehensive income, which encompasses net income and currency translation adjustments, is as follows (in thousands):

                                                  FOR THE QUARTER ENDED
                                                  ---------------------
                                                  MAY 2,         MAY 1,
                                                   1998           1999
                                                  ------         ------
             Net earnings (loss)                  $6,804         $ (500)
             Currency translation adjustments,
               net of tax                             58             84
                                                  ------         ------

             Comprehensive income (loss)          $6,862         $ (416)
                                                  ======         ======

     The Company paid cash during the first quarter of 1998 of $3.1 million for interest and $10.2 million for taxes, compared with $0.8 million for interest and $6.7 million for taxes during the first quarter of 1999.

4.  MOORES COMBINATION --

     On February 10, 1999, the Company combined with Moores Retail Group Inc. ("Moores"), a privately owned Canadian corporation, in exchange for securities ("Exchangeable Shares") exchangeable for 2.5 million shares of the Company's common stock. The Exchangeable Shares have substantially identical economic and legal rights as, and will ultimately be exchanged on a one-on-one basis for, shares of the Company's common stock. The Exchangeable Shares were issued to the shareholders and option holders of Moores in exchange for all of the outstanding shares of capital stock and options of Moores because of Canadian tax law considerations. All Exchangeable Shares must be converted into common stock of the Company within five years and are reflected as common stock outstanding for financial reporting purposes by the Company. The combination with Moores has been accounted for as a pooling of interests.

     In conjunction with the combination with Moores, the Company recorded transaction costs of $5.6 million and duplicative stores closing costs of $2.9 million. The transaction costs consisted primarily of investment banking fees, professional fees and contract termination payments, while the duplicative store closing costs consisted primarily of lease termination payments and the write-off of fixed assets associated with the closing of duplicate stores sites in existing markets. In addition, the Company recorded an extraordinary charge of $2.9 million, net of a $1.4 million tax benefit, related to the write-off of deferred financing costs and prepayment penalties for the refinancing of approximately US$57 million of Moores' indebtedness.

     No supplemental disclosure of the separate results of the combined companies for the ten days of fiscal 1999 prior to the combination is presented as such results are not material.

5.  SUBSEQUENT EVENT --

     On June 1, 1999, the Company merged with K&G Men's Center, Inc. ("K&G"), a superstore retailer of men's apparel and accessories operating 34 stores in 16 states, with K&G becoming a wholly owned subsidiary of the Company. The Company issued approximately 4.4 million shares of the its common stock to K&G shareholders based on an exchange ratio of 0.43 of a share of the Company's common stock for each share of K&G common stock outstanding. In addition, the Company converted the outstanding options to purchase K&G common stock, whether vested or unvested, into 0.2 million options to purchase the Company's common stock based on the exchange ratio of 0.43. The merger will be accounted for as a pooling of interests.

     In connection with the closing of the K&G transaction, the Company's management is evaluating the operations of K&G and the Company with regard to duplicate facilities within existing markets. The Company expects to close approximately five stores as a result of this process and to replace SuitMax signage in connection with adopting K&G's store branding. Management estimates that the cost of these store closing and the write-off of abandoned signage will be approximately $3.0 million before income taxes.

     On June 11, 1999, the Company filed a report on Form 8-K related to the closing of the K&G merger. The Form 8-K contains historical financial information for K&G as well as pro forma financial information for the merger of the Company and K&G.

                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     For supplemental information, it is suggested that "Management's Discussion and Analysis of Financial Condition and Results of Operations" be read in conjunction with the corresponding section included in the Company's Annual Report on Form 10-K for the year ended January 30, 1999. References herein to years are to the Company's 52-week or 53-week fiscal year which ends on the Saturday nearest January 31 in the following calendar year. For example, references to "1999" mean the fiscal year ending January 29, 2000.

     In large part, changes in net sales and operating results are impacted by the number of stores operating during the fiscal period. The following table presents information with respect to stores in operation during each of the respective fiscal periods.

                                               FOR THE QUARTER ENDED    YEAR ENDED
                                               ---------------------    -----------
                                               MAY 2,        MAY 1,     JANUARY 30,
                                                1998          1999          1999
                                               -------       -------    -----------
Stores open at beginning of period               501          546          501
  Opened                                          13           13           57
  Acquired                                         4           --            4
  Closed                                          (3)          (6)         (16)
                                                ----         ----         ----
Stores open at end of period                     515          553          546
                                                ====         ====         ====


Stores open at end of period consist of:
U.S. --
  Men's Wearhouse                                374          420          411
  SuitMax/Suit Warehouse                          12           16           16
  C&R and Moores                                  24            6           12
                                                ----         ----         ----
                                                 410          442          439
Canada-- Moores                                  105          111          107
                                                ----         ----         ----
                                                 515          553          546
                                                ====         ====         ====

RESULTS OF OPERATIONS

    The Company's net sales increased $22.7 million, or 11.4%, to $222.2 million for the quarter ended May 1, 1999 due primarily to sales resulting from the increased number of stores and increased sales at existing stores. Sales from U.S. stores represented 87.8% of total sales in the first quarter of 1999, compared with 86.3% of total sales in the first quarter of 1998. Comparable store sales (which are calculated by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period) increased 5.0% for the U.S. stores from the same prior year quarter, while comparable store sales for the Canadian stores decreased 6.5% from the same prior year quarter.

    Gross margin increased to $84.3 million in the first quarter of 1999 which was a 13.3% increase from the same prior year quarter. As a percentage of sales, gross margin increased from 37.3% in the first quarter of 1998 to 37.9% in the first quarter of 1999. This increase in gross margin predominantly resulted from a decrease in product costs as a percentage of sales offset, in part, by higher occupancy and alteration costs as a percentage of sales.

    Selling, general and administrative ("SG&A") expenses increased as a percentage of sales from 30.2% for the quarter ended May 2, 1998 to 30.4% for the quarter ended May 1, 1999, and SG&A expenditures increased by $7.3 million to $67.4 million. On an absolute dollar basis, the principal components of SG&A expenses increased primarily due to the Company's growth. Advertising expense was consistent at 6.8% of net sales, store salaries increased from 11.3% to 11.6% of net sales and other SG&A expenses decreased slightly from 12.1% to 12.0% of net sales.

    As a result of the February 10, 1999 pooling of interest combination of the Company and Moores Retail Group Inc., non-recurring transaction costs of $5.6 million were charged to operations in the first quarter of 1999. These costs consisted primarily of investment banking fees, professional fees and contract termination payments. An additional $2.9 million was charged to operations for non-recurring duplicative store closing costs, which consisted primarily of lease termination payments and the write-off of fixed assets associated with the closing of duplicate store sites in existing markets.

    Interest expense, net of interest income, decreased from $2.2 million in the first quarter of 1998 to $0.9 million in the first quarter of 1999. Weighted average borrowings outstanding decreased $55.4 million from the prior year to $63.5 million in the first quarter of 1999, and the weighted average interest rate on outstanding indebtedness decreased from 9.4% to 6.9%. The weighted average borrowings outstanding decreased primarily as a result of the redemption of the 5 1/4% Convertible Subordinated Notes in the third quarter of 1998. The decrease in the weighted average interest rate was due primarily to the refinancing of debt concurrent with the Moores combination.

    The Company's effective income tax rate decreased from 43.2% for the quarter ended May 2, 1998 to 41.2% (before the effect of transaction costs which are mostly not deductible for income tax purposes) for the quarter ended May 1, 1999. The effective tax rate for the first quarter of 1999 was higher than the statutory U.S. federal rate of 35% primarily due to the effect of state income taxes, Canadian earnings which are taxed at a higher statutory rate and the nondeductibility of a portion of meal and entertainment expenses.

    The Company's earnings before extraordinary item, as reported and after the effect of non-recurring charges, were as follows (in thousands, except per share amounts):

                                                                            FOR THE QUARTER ENDED
                                                                            ---------------------
                                                                            MAY 2,         MAY 1,
                                                                             1998           1999
                                                                            ------         ------
       Earnings before extraordinary item, as reported                      $6,804         $2,412
       Transaction costs, net of tax benefit of $332                            --          5,220
       Duplicative store closing costs, net of tax benefit of $1,197            --          1,736
                                                                            ------         ------

       Earnings before extraordinary item and non-recurring charges         $6,804         $9,368
                                                                            ======         ======

       Basic and diluted earnings per share before extraordinary
        item, as reported                                                   $ 0.19         $ 0.07
                                                                            ======         ======

       Basic and diluted earnings per share before extraordinary
        item and non-recurring charges                                      $ 0.19         $ 0.25
                                                                            ======         ======



LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities was $8.0 million in the first quarter of 1999 compared with net cash used in operating activities of $11.4 million in the first quarter of 1998. These amounts primarily represent net earnings before extraordinary item plus depreciation, amortization and other non-cash charges and increases in current liabilities, offset by increases in inventories. Inventories increased $27.4 million and $35.2 million for the quarters ended May 1, 1999 and May 2, 1998, respectively. The increase for the first quarter of 1999 primarily resulted from seasonal inventory buildup and the addition of inventory for new and/or acquired stores and stores expected to be opened in the following quarter.

    Working capital was $214.8 million at May 1, 1999, which is up from $198.2 million at January 30, 1999 and $194.4 million at May 2, 1998. Historically, the Company's working capital has been at its lowest level in January and February, and has increased through November as inventory buildup is financed with both short-term and long-term borrowings in preparation for the fourth quarter selling season.

    Cash used in investing activities was $9.1 million and $19.5 million in the first three months of 1999 and 1998, respectively. For the three months ended May 1, 1999, cash used in investing activities was primarily comprised of capital expenditures of $8.9 million relating primarily to stores opened, remodeled or relocated during the quarter or under construction at the end of the quarter.

    In February 1999, the Company amended and restated its revolving credit agreement with a group of banks (the "Credit Agreement"). This agreement provides for borrowing of up to $125 million through February 5, 2004. Advances under the Credit Agreement bear interest at a rate per annum equal to, at the Company's option, the agent's prime rate or the reserve adjusted LIBOR rate plus an interest rate margin varying between .75% to 1.25%. The Credit Agreement provides for fees applicable to unused commitments of .125% to .225%. As of May 1, 1999, there was no indebtedness outstanding under the Credit Agreement.

    The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain a minimum amount of Consolidated Net Worth (as defined). The Company is also required to maintain certain debt to cash flow, fixed charge and current ratios. In addition, the Credit Agreement limits additional indebtedness, creation of liens, Restrictive Payments (as defined) and Investments (as defined). The Credit Agreement also prohibits payment of cash dividends on the common stock of the Company. The Credit Agreement permits, with certain limitations, the Company to merge or consolidate with another company, sell or dispose of its property, make acquisitions, issue options or enter into transactions with affiliates. The Company is in compliance with the covenants in the Credit Agreement.

    In February 1999, the Company also entered into two new Canadian credit facilities in conjunction with the combination with Moores. These facilities include a revolving credit agreement which provides for borrowings up to Can$30 million (US$20 million) through February 5, 2004 and a term credit agreement which provides for borrowings of Can$75 million (US$50 million) to be repaid in quarterly installments of Can$0.9 million (US$0.6 million) beginning May 5, 1999; remaining unpaid principal is payable on February 5, 2004. Covenants and interest rates are substantially similar to those contained in the Company's Credit Agreement. Borrowings under these agreements of US$64.8 million at May 1, 1999 were used to repay approximately US$57 million in outstanding indebtedness of Moores and to fund operating and transaction costs and other requirements of Moores.

    The Company anticipates that its existing cash and cash flow from operations, supplemented by borrowings under the Credit Agreement, will be sufficient to fund its planned store openings, other capital expenditures and operating cash requirements for at least the next 12 months.

    In connection with the Company's direct sourcing program, the Company may enter into purchase commitments that are denominated in a foreign currency (primarily the Italian lira). The Company generally enters into forward exchange contracts to reduce the risk of currency fluctuations related to such commitments. The majority of the forward exchange contracts are with one financial institution. Therefore, the Company is exposed to credit risk in the event of nonperformance by this party. However, due to the creditworthiness of this major financial institution, full performance is anticipated. The Company may also be exposed to market risk as a result of changes in foreign exchange rates. This market risk should be substantially offset by changes in the valuation of the underlying net assets.


YEAR 2000

    The statements included in this section are intended to be and are designated "Year 2000 Readiness Disclosure" statements within the meaning of the Year 2000 Information and Readiness Disclosure Act.

    Due to the dramatic changes in the state of the art of information technology, both in general and with regard to the retail industry, in mid-1997 the Company commenced an enterprise-wide project to upgrade its U.S. information technology by acquiring products that are generally available and field tested and are designed to increase the efficiency and the future productivity of its operations. The Company has benefited significantly from investments in technology in the past, and it is anticipated that these modifications will further increase the benefit that it derives from technology, both in the near term and in the future. In completing these modifications, the Company expects to achieve Year 2000 date conversion compliance. Capital expenditures related to the project are anticipated to be between $20.0 million and $25.0 million including past and future expenditures. The amounts of expenditures related specifically to Year 2000 date conversion compliance are not separable from this amount. The Company expects that all of its business systems will be Year 2000 compliant by mid-1999, and does not anticipate that the cost will have a material effect on its consolidated financial position or results of operations in any given year. However, no assurances can be given that the Company will be able to completely identify or address all Year 2000 compliance issues, or that third parties with whom it does business will not experience system failures as a result of the Year 2000 issue, nor can the Company fully predict the consequences of noncompliance.

    As part of its assessment of the Year 2000 issue, the Company has completed an inventory of its hardware and software systems, including the embedded systems in its buildings, property and equipment. The Company is presently in the process of implementing converted and replacement systems for all of its non-compliant hardware and software systems to ensure that the operations of such systems will not be materially adversely affected by the Year 2000 date change. The Company estimates that its efforts to make all internal systems Year 2000 compliant are approximately 90% complete.

    To date, the Company has made expenditures of approximately $500,000 related to its telephone and security systems specifically to address the Year 2000 issue. The Company does not anticipate that it will incur significant additional expenditures to address the Year 2000 issue beyond those associated with the updating and upgrading of the information systems discussed above.

    The Company has requested and has received written responses from all of its significant U.S. vendors and suppliers confirming that they will be Year 2000 compliant. Of the 50 current vendors and suppliers with whom the Company exchanges information by some form of electronic transfer, 42 have indicated that they have tested their systems and found them to be Year 2000 compliant and 8 have indicated that they are in the process of completing their conversion and/or testing. The Company will continue to monitor these vendors and suppliers, as well as any new vendors or suppliers.

    The Company, through Moores, has also been in the process of updating and upgrading its Canadian information systems to be Year 2000 compliant. Moores has converted or reprogrammed its payroll, accounting and merchandising systems to ensure that the operation of such systems will not be materially adversely affected by the Year 2000 date change. With respect to its point of sale system, Moores has completed the installation in its stores of new equipment and software that is Year 2000 compliant. Moores has also completed the process of evaluating the machinery and embedded technology involved in its manufacturing operations and has determined that the manufacturing technology is Year 2000 compliant. Moores total costs related to Year 2000 compliance are not expected to exceed Can$500,000.

    Moores has requested and is in the process of receiving written responses from its vendors and suppliers confirming that the vendor or supplier is Year 2000 compliant. Moores will continue to monitor these vendors and suppliers, as well as those that have not provided written assurance. Moores expects to use alternate sources to replace those vendors and suppliers who do not provide written assurance of their Year 2000 readiness.

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


       ITEM 3 -QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

    There have been no significant quantitative or qualitative changes during the first quarter of 1999 in the Company's market risk sensitive instruments.


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
                       between The Men's Wearhouse, Inc., TMW Combination Company and K&G Men's Center, Inc. (incorporated by reference from Exhibit 2.2 to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1999).

            2.3    --  Amendment No. 1 to Agreement and Plan of Merger dated
                       March 30, 1999 by and between The Men's Wearhouse, Inc., TMW Combination Company and K&G Men's Center, Inc. (incorporated by reference from Exhibit 2.3 to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1999).

            4.1    --  Registration Rights Agreement dated as of November 18,
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

            4.2    --  Support Agreement dated February 10, 1999, between The
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

            4.3    --  Revolving Credit Agreement dated as of February 5, 1999, by and among the Company and NationsBank of Texas N.A. and the Banks listed therein, including form of Revolving Note. (incorporated by reference from Exhibit 2.2 to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1999).

            4.4    --  Term Credit Agreement dated as of February 5, 1999, by and among the Company, certain subsidiaries of the Company and NationsBank of Texas N.A. and the Banks listed therein, including form of Term Note. (incorporated by reference from Exhibit 4.14 to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1999).

            4.5    --  Revolving Credit Agreement dated as of February 10, 1999, by and among the Company, certain subsidiaries of the Company and Bank of America Canada and the Banks listed therein, including form of Revolving Note. (incorporated by reference from Exhibit 4.15 to the Company's Annual Report on Form 10-K for the fiscal year ended January 30,
                       1999).

            9.1    --  Voting Trust Agreement dated February 10, 1999, by and between The Men's Wearhouse, Inc., Golden Moores Company, Moores Retail Group Inc. and The Trust Company of Bank of Montreal (incorporated by reference from Exhibit 9.1 to the Company's Current Report on Form 8-K (Registration No. 333-72579)).

           10.1    --  Amended and Restated Employment Agreement dated as of
                       June 1, 1999, by and between K&G Men's Center, Inc. and Stephen H. Greenspan (incorporated by reference from
                       Exhibit 10.1 of the Company's Current Report on Form 8-K dated June 11, 1999).

           27.1    --  Financial Data Schedule. (Filed herewith).

           27.2    --  Restated Financial Data Schedule for the first, second and third quarters in fiscal years 1997 and 1998 and for fiscal years 1997 and 1998. (Filed herewith).

(b) Reports on Form 8-K.

    On February 25, 1999, the Company filed a report on Form 8-K related to the February 10, 1999 closing of the Moores combination. Moores consolidated financial statements, including a consolidated balance sheet as of January 31, 1998 and October 31, 1998, a consolidated statement of income and comprehensive income, a consolidated statement of stockholders' equity and a consolidated statement of cash flows, each for the year ended January 31, 1998 and for the nine months ended October 31, 1997 and October 31, 1998, as well as pro forma financial statements including a combined balance sheet as of October 31, 1998 and combined statements of earnings for the years ended January 31, 1998 and for the nine months ended November 1, 1997 and October 31, 1998, were included in this current report on Form 8-K.

    On March 5, 1999, the Company filed a current report on Form 8-K related to the signing of the merger agreement with K&G.

    On April 26, 1999, the Company filed a report on Form 8-K pursuant to the terms of the combination agreement with Moores. The Company's consolidated statements of earnings for each of the two month periods ended April 4, 1998 and April 3, 1999, as well as pro forma statements of earnings for each of the same periods excluding one-time transaction costs, duplicative store closing costs and extraordinary charges associated with Moores, were included in this current report on Form 8-K.

    On June 11, 1999, the Company filed a report on Form 8-K related to the June 1, 1999 closing of the K&G merger. K&G consolidated financial statements, including a consolidated balance sheet as of February 1, 1998 and January 31, 1999, a consolidated statement of operations, a consolidated statement of stockholders' equity and a consolidated statement of cash flows, each for the year ended February 2, 1997, February 1, 1998 and January 31, 1999, as well as pro forma financial statements including a combined balance sheet as of January 30, 1999 and combined statements of earnings for the years ended February 1, 1997, January 31, 1998 and January 30, 1999, were included in this current report on Form 8-K.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, The Men's Wearhouse, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: June 15, 1999                        THE MEN'S WEARHOUSE, INC.

                               By              /s/ DAVID H. EDWAB
                                 -----------------------------------------------
                                                 David H. Edwab
                                                    President

                               By              /s/ GARY G. CKODRE
                                 -----------------------------------------------
                                                 Gary G. Ckodre
                                Vice President - Finance and Principal Financial
                                             and Accounting Officer

                               INDEX TO EXHIBITS

          EXHIBIT
          NUMBER                      EXHIBIT INDEX
          -------                     -------------
           27.1    --  Financial Data Schedule. (Filed herewith).

           27.2    --  Restated Financial Data Schedule for the first, second and third quarters in fiscal years 1997 and 1998 and for fiscal years 1997 and 1998. (Filed herewith).