Form 10-Q/A
period 1999-05-01
MENS WEARHOUSE INC
filed 1999-06-16
CIK 884217

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                Amendment No.1
                                      to

                                   FORM 10-Q

                                On Form 10-Q/A

                                  (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended May 1, 1999 or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from  ___________  to ___________

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


    The number of shares of common stock of the Registrant outstanding, par value $.01 per share, outstanding at June 11, 1999 was 39,708,690. In addition, there were 2,162,874 Exchangeable Shares outstanding at June 11, 1999.

================================================================================

     PART II

     Explanatory Note: The Men's Wearhouse, Inc. files this Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q for the quarter ended May 1, 1999, to refile the Financial Data Schedule.

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
                       1998, by and among The Men's Wearhouse, Inc. and Marpro
                       Holdings, Inc., MGB Limited Partnership, Capital
                       D'Amerique CDPQ Inc., Cerberus International, Ltd.,
                       Ultra Cerberus Fund, Ltd., Styx International Ltd., The
                       Long Horizons Overseas Fund Ltd., The Long Horizons
                       Fund, L.P. and Styx Partners, L.P. (incorporated by
                       reference from Exhibit 4.13 to the Company's Registration
                       Statement on Form S-3 (Registration No. 333-69979)).
            4.2 --     Support Agreement dated February 10, 1999, between The
                       Men's Wearhouse, Inc., Golden Moores Company, Moores
                       Retail Group Inc. and Marpro Holdings, Inc., MGB Limited
                       Partnership, Capital D'Amerique CDPQ Inc., Cerberus
                       International, Ltd., Ultra Cerberus Fund, Ltd., Styx
                       International Ltd., The Long Horizons Overseas Fund
                       Ltd., The Long Horizons Fund, L.P. and Styx Partners,
                       L.P. (incorporated by reference from Exhibit 4.2 to the
                       Company's Current Report on Form 8-K (Registration No.
                       333-72549)).
            4.3 --     Revolving Credit Agreement dated as of February 5, 1999,
                       by and among the Company and NationsBank of Texas N.A.
                       and the Banks listed therein, including form of
                       Revolving Note. (incorporated by reference from Exhibit
                       2.2 to the Company's Annual Report on Form 10-K for the
                       fiscal year ended January 30, 1999).
            4.4 --     Term Credit Agreement dated as of February 5, 1999, by
                       and among the Company, certain subsidiaries of the
                       Company and NationsBank of Texas N.A. and the Banks
                       listed therein, including form of Term Note.
                       (incorporated by reference from Exhibit 4.14 to the
                       Company's Annual Report on Form 10-K for the fiscal year
                       ended January 30, 1999). 4.5 -- Revolving Credit
                       Agreement dated as of February 10, 1999, by and among
                       the Company, certain subsidiaries of the Company and Bank
                       of America Canada and the Banks listed therein, including
                       form of Revolving Note. (incorporated by reference from
                       Exhibit 4.15 to the Company's Annual Report on Form 10-K
                       for the fiscal year ended January 30, 1999).
            9.1 --     Voting Trust Agreement dated February 10, 1999, by and
                       between The Men's Wearhouse, Inc., Golden Moores Company,
                       Moores Retail Group Inc. and The Trust Company of Bank of
                       Montreal (incorporated by reference from Exhibit 9.1 to
                       the Company's Current Report on Form 8-K (Registration
                       No. 333-72579)).
           10.1 --     Amended and Restated Employment
                       Agreement dated as of June 1, 1999, by and between K&G
                       Men's Center, Inc. and Stephen H. Greenspan (incorporated
                       by reference from Exhibit 10.1 of the Company's Current
                       Report on Form 8-K dated June 11, 1999).
           27.1 --     Financial Data Schedule. (Previously filed).
           27.2 --     Restated Financial Data Schedule for the first, second
                       and third quarters in fiscal year 1997 and for fiscal year 1997. (Filed herewith).
           27.3 --     Restated Financial Data Schedule for the first, second
                       and third quarters in fiscal year 1998 and for fiscal year 1998. (Filed herewith).

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, The Men's Wearhouse, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: June 16, 1999                   THE MEN'S WEARHOUSE, INC.

                                       By        /s/ GARY G. CKODRE
                                           ----------------------------------
                                                   Gary G. Ckodre
                                             Vice President - Finance and
                                               Principal Financial and
                                                 Accounting Officer

                                EXHIBIT INDEX




EXHIBIT NO.                   DESCRIPTION
-----------                   -----------

  27.2 Restated Financial Data Schedule for the first, second and third quarters in fiscal year 1997 and for fiscal year 1997. (Filed herewith).


  27.3 Restated Financial Data Schedule for the first, second and third quarters in fiscal year 1998 and for fiscal year 1998. (filed herewith).