Form 10-Q
period 1999-07-31
MENS WEARHOUSE INC
filed 1999-09-14
CIK 884217

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended          July 31, 1999              or
                                   -----------------------------------


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to_________

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


    The number of shares of common stock of the Registrant outstanding, par value $.01 per share, outstanding at September 9, 1999 was 40,515,292. In addition, there were 1,329,353 Exchangeable Shares outstanding at September 9, 1999.

===============================================================================

                                  REPORT INDEX

PART AND ITEM NO.                                                                                      PAGE NO.
                                                                                                       --------

PART I - Financial Information

     Item 1 - Financial Statements

     General Information......................................................................            1

     Consolidated Balance Sheets as of August 1, 1998 (unaudited), July 31, 1999 (unaudited)
       and January 30, 1999...................................................................            2

     Consolidated Statements of Earnings for the Three and Six Months Ended August 1, 1998
       (unaudited) and July 31, 1999 (unaudited)..............................................            3

     Consolidated Statements of Cash Flows for the Six Months Ended August 1, 1998
       (unaudited) and July 31, 1999 (unaudited)..............................................            4

     Item 2 - Management's Discussion and Analysis of Financial Condition and Results
       of Operations..........................................................................            8

     Item 3 - Qualitative and Quantitative Disclosures about Market Risk......................            13

PART II - Other Information

     Item 4 - Submission of Matters to a Vote of Security Holders.............................            15

     Item 6 - Exhibits and Reports on Form 8-K................................................            17

                          PART I, FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                               GENERAL INFORMATION

     The consolidated financial statements herein include the accounts of The Men's Wearhouse, Inc. and its subsidiaries ("the Company") and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures have been condensed or omitted. The Company believes that the presentation and disclosures herein are adequate to make the information not misleading, and the financial statements reflect all elimination entries and normal adjustments which are necessary for a fair statement of the results for the three and six months ended August 1, 1998 and July 31, 1999.

     The Company combined with Moores Retail Group Inc. ("Moores") on February 10, 1999 and with K&G Men's Center, Inc. ("K&G") on June 1, 1999 in transactions accounted for as a pooling of interests. Both Moores and K&G are hereinafter included in references to the Company. In accordance with the pooling of interest method of accounting permitted by Accounting Principles Board Opinion No. 16 "Business Combinations", all prior period consolidated financial statements presented have been restated to include the accounts of Moores and K&G. In addition, the combined financial results presented include reclassifications to conform the accounting policies of Moores and K&G to those of the Company.

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

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                  August 1,       July 31,       January 30,
                                                                    1998            1999            1999
                                                                 ----------      ----------      ----------
                           ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                  $   11,102      $    5,239      $   31,012
      Inventories                                                   308,632         338,166         302,717
      Other current assets                                           33,032          27,920          25,903
                                                                 ----------      ----------      ----------

           Total current assets                                     352,766         371,325         359,632

PROPERTY AND EQUIPMENT, NET                                         107,415         126,558         123,771

OTHER ASSETS                                                         52,632          47,126          51,673
                                                                 ----------      ----------      ----------

           Total assets                                          $  512,813      $  545,009      $  535,076
                                                                 ==========      ==========      ==========

               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                           $   68,984      $   73,251      $   71,034
      Accrued expenses                                               31,067          34,530          37,592
      Revolver and current portion of long-term debt                 12,002           2,263          11,212
      Income taxes payable                                            3,766           2,490           9,170
                                                                 ----------      ----------      ----------

           Total current liabilities                                115,819         112,534         129,008

LONG-TERM DEBT                                                      104,421          58,388          44,870

OTHER LIABILITIES                                                     7,554           9,418           9,743

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
      Preferred stock                                                    --              --              --
      Common stock                                                      266             397             393
      Capital in excess of par                                      141,869         181,837         178,144
      Retained earnings                                             143,219         183,734         174,146
      Currency translation adjustment                                  (259)           (193)           (233)
                                                                 ----------      ----------      ----------
                                                                    285,095         365,775         352,450
      Less:
           Treasury stock, at cost                                      (76)         (1,106)           (995)
                                                                 ----------      ----------      ----------

             Total shareholders' equity                             285,019         364,669         351,455
                                                                 ----------      ----------      ----------

             Total liabilities and shareholders' equity          $  512,813      $  545,009      $  535,076
                                                                 ==========      ==========      ==========


See Notes to Consolidated Financial Statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)

                                                      For the Three Months Ended     For the Six Months Ended
                                                      --------------------------    --------------------------
                                                        August 1,      July 31,       August 1,       July 31,
                                                          1998           1999           1998           1999
                                                       ----------     ----------     ----------     ----------
Net sales                                              $  226,580     $  256,567     $  456,410     $  515,431

Cost of goods sold, including buying and
      occupancy costs                                     143,590        163,273        292,874        330,702
                                                       ----------     ----------     ----------     ----------

           Gross margin                                    82,990         93,294        163,536        184,729

Selling, general and administrative expenses               62,682         70,706        127,108        143,310
Transaction costs                                              --          2,155             --          7,707
Duplicative store closing costs                                --          3,137             --          6,070
Merger related litigation costs                                --            930             --            930
                                                       ----------     ----------     ----------     ----------

Operating income                                           20,308         16,366         36,428         26,712

Interest expense, net                                       2,084            587          4,031          1,259
                                                       ----------     ----------     ----------     ----------

Earnings before income taxes                               18,224         15,779         32,397         25,453

Provision for income taxes                                  7,835          7,029         13,882         12,953
                                                       ----------     ----------     ----------     ----------

Earnings before extraordinary item                         10,389          8,750         18,515         12,500

Extraordinary item, net of tax                                 --             --             --          2,912
                                                       ----------     ----------     ----------     ----------

Net earnings                                           $   10,389     $    8,750     $   18,515     $    9,588
                                                       ==========     ==========     ==========     ==========

Net earnings per basic share:
      Earnings before extraordinary item               $     0.26     $     0.21     $     0.46     $     0.30
      Extraordinary item                                       --             --             --          (0.07)
                                                       ----------     ----------     ----------     ----------

      Net earnings                                     $     0.26     $     0.21     $     0.46     $     0.23
                                                       ==========     ==========     ==========     ==========

Net earnings per diluted share:
      Earnings before extraordinary item               $     0.25     $     0.21     $     0.45     $     0.29
      Extraordinary item                                       --             --             --          (0.07)
                                                       ----------     ----------     ----------     ----------

      Net earnings                                     $     0.25     $     0.21     $     0.45     $     0.22
                                                       ==========     ==========     ==========     ==========

Weighted average shares outstanding:
      Basic                                                40,113         41,872         40,068         41,838
                                                       ==========     ==========     ==========     ==========

      Diluted                                              43,504         42,507         43,363         42,523
                                                       ==========     ==========     ==========     ==========



See Notes to Consolidated Financial Statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                    For the Six Months Ended
                                                                                   --------------------------
                                                                                    August 1,       July 31,
                                                                                      1998            1999
                                                                                   ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

      Net earnings                                                                 $   18,515      $    9,588

      Adjustments to reconcile net earnings to net cash used in operating activities:
       Extraordinary item, net of tax                                                      --           2,912
       Depreciation and amortization                                                   12,700          14,312
       Stock option compensation expense                                                   --             889
       Loss on disposal of property and equipment                                          --           3,417
       Increase in inventories                                                        (52,298)        (35,522)
       Increase in other assets                                                          (757)         (2,184)
       (Decrease) increase in accounts payable and accrued expenses                    (2,366)          3,085
       Decrease in income taxes payable                                                (7,404)         (5,408)
       Increase in other liabilities                                                        8              42
                                                                                   ----------      ----------

           Net cash used in operating activities                                      (31,602)         (8,869)
                                                                                   ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Capital expenditures                                                            (25,108)        (19,308)
      Investment in trademark, tradenames and other intangibles                        (6,631)           (238)
      Sale of marketable securities                                                    12,679           3,680
      Purchase of marketable securities                                                (7,855)         (2,500)
      Purchase of minority interests                                                       --          (1,400)
                                                                                   ----------      ----------

           Net cash used in investing activities                                      (26,915)        (19,766)
                                                                                   ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Bank borrowings                                                                   5,736          62,077
      Principal payments on bank debt                                                  (1,677)        (58,660)
      Distribution to minority investors                                                 (176)             --
      Payment of deferred loan costs                                                       --            (623)
      Proceeds from issuance of common stock                                            2,920           1,387
      Tax payments related to options exercised                                          (683)           (304)
      Purchase of treasury stock                                                           --          (1,032)
                                                                                   ----------      ----------

           Net cash provided by financing activities                                    6,120           2,845
                                                                                   ----------      ----------

Effect of exchange rate changes on cash and cash equivalents                              (69)             17
                                                                                   ----------      ----------

DECREASE IN CASH AND CASH EQUIVALENTS                                                 (52,466)        (25,773)
CASH AND CASH EQUIVALENTS, beginning of period                                         63,568          31,012
                                                                                   ----------      ----------

CASH AND CASH EQUIVALENTS, end of period                                           $   11,102      $    5,239
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


2.  EARNINGS PER SHARE--

    Basic earnings per share ("EPS") is computed using the weighted average number of common shares outstanding during the period and net earnings. Diluted EPS gives effect to the potential dilution which would have occurred if additional shares were issued for stock options exercised under the treasury stock method and, in fiscal 1998, conversion of the convertible debt ("Notes"), with fiscal 1998 net earnings adjusted for interest expense associated with the Notes. The following table reconciles the earnings and shares used in the basic and diluted EPS computations (in thousands, except per share amounts):

                                                              FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                            -----------------------------     -----------------------------
                                                             AUGUST 1,         JULY 31,         AUGUST 1,        JULY 31,
                                                                1998             1999             1998             1999
                                                            ------------     ------------     ------------     ------------
Basic EPS
Earnings before extraordinary item                          $     10,389     $      8,750     $     18,515     $     12,500
Extraordinary item, net of tax                                        --               --               --            2,912
                                                            ------------     ------------     ------------     ------------
Net earnings                                                      10,389            8,750           18,515            9,588
                                                            ============     ============     ============     ============

Weighted average number of common shares outstanding              40,113           41,872           40,068           41,838
                                                            ============     ============     ============     ============

Basic EPS:
     Earnings before extraordinary item                     $       0.26     $       0.21     $       0.46     $       0.30
     Extraordinary item, net of tax                                   --               --               --            (0.07)
                                                            ------------     ------------     ------------     ------------
     Net earnings                                           $       0.26     $       0.21     $       0.46     $       0.23
                                                            ============     ============     ============     ============

Diluted EPS
Earnings before extraordinary item                          $     10,389     $      8,750     $     18,515     $     12,500
Interest on Notes, net of taxes                                      486               --              971               --
                                                            ------------     ------------     ------------     ------------
As adjusted net earnings                                    $     10,875     $      8,750     $     19,486     $     12,500
Extraordinary item, net of tax                                        --               --               --            2,912
                                                            ------------     ------------     ------------     ------------
As adjusted net earnings                                    $     10,875     $      8,750     $     19,486     $      9,588
                                                            ============     ============     ============     ============

Weighted average number of common shares outstanding              40,113           41,872           40,068           41,838
Assumed exercise of stock options                                    864              635              768              685
Assumed conversion of Notes                                        2,527               --            2,527               --
                                                            ------------     ------------     ------------     ------------
As adjusted shares                                                43,504           42,507           43,363           42,523
                                                            ============     ============     ============     ============

Diluted EPS:
     Earnings before extraordinary item                     $       0.25     $       0.21     $       0.45     $       0.29
     Extraordinary item, net of tax                                   --               --               --            (0.07)
                                                            ------------     ------------     ------------     ------------
     Net earnings                                           $       0.25     $       0.21     $       0.45     $       0.22
                                                            ============     ============     ============     ============

3.  COMPREHENSIVE INCOME AND SUPPLEMENTAL CASH FLOWS--

     The Company's comprehensive income, which encompasses net income and currency translation adjustments, is as follows (in thousands):

                                                              FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS ENDED
                                                            ------------------------------    ------------------------------
                                                             AUGUST 1,         JULY 31,        AUGUST 1,         JULY 31,
                                                               1998              1999             1998             1999
                                                            ------------     -------------    ------------- -- -------------
Net earnings                                                $    10,389      $     8,750      $    18,515      $     9,588
Currency translation adjustments, net of tax                       (129)             (44)             (71)              40
                                                            -----------      -----------      -----------      -----------

Comprehensive income                                        $    10,260      $     8,706      $    18,444      $     9,628
                                                            ===========      ===========      ===========      ===========


     The Company paid cash during the first two quarters of 1998 of $4.3 million for interest and $20.9 million for taxes, compared with $2.3 million for interest and $20.1 million for taxes during the first two quarters of 1999.


4.  BUSINESS COMBINATIONS --

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

     On June 1, 1999, the Company combined with K&G Men's Center, Inc. ("K&G"), a superstore retailer of men's apparel and accessories operating 34 stores in 16 states, with K&G becoming a wholly owned subsidiary of the Company. The Company issued approximately 4.4 million shares of the its common stock to K&G shareholders based on an exchange ratio of 0.43 of a share of the Company's common stock for each share of K&G common stock outstanding. In addition, the Company converted the outstanding options to purchase K&G common stock, whether vested or unvested, into options to purchase 228,000 shares of the Company's common stock based on the exchange ratio of 0.43. The combination has been accounted for as a pooling of interests.

     In conjunction with the Moores and K&G combinations, the Company recorded transaction costs of $7.7 million, duplicative stores closing costs of $6.1 million and litigation costs of $0.9 million. The transaction costs were composed primarily of investment banking fees, professional fees and contract termination payments, while the duplicative store closing costs consisted primarily of lease termination payments and the write-off of fixed assets associated with the closing of duplicate stores sites in existing markets. The litigation charge resulted from the settlement of a lawsuit filed by a former K&G employee related to his employment relationship with K&G. In addition, the Company recorded an extraordinary charge of $2.9 million, net of a $1.4 million tax benefit, related to the write-off of deferred financing costs and prepayment penalties for the refinancing of approximately US$57 million of Moores' indebtedness.

     The following is a reconciliation of the amounts of revenues and net earnings previously reported by the Company to the combined amounts of revenues and earnings after giving effect to the combinations with Moores on February 10, 1999 and K&G on June 1, 1999 (in thousands):

                                                           THREE MONTHS ENDED         SIX MONTHS        THREE MONTHS
                                                       -------------------------        ENDED              ENDED
                                                          MAY 2,      AUGUST 1,        AUGUST 1,           MAY 1,
                                                           1998          1998           1998                1999
                                                       -----------   -----------      -----------       -----------
Revenues
    The Men's Wearhouse  (as previously reported)      $   170,850   $   162,858      $   333,708       $   222,183
    Moores                                                  28,671        33,452           62,123                --
    K&G                                                     30,309        30,270           60,579            36,669
                                                       -----------   -----------      -----------       -----------
         Combined                                      $   229,830   $   226,580      $   456,410       $   258,852
                                                       ===========   ===========      ===========       ===========

Net earnings (loss)
    The Men's Wearhouse  (as previously reported)      $     6,718   $     8,014      $    14,732       $      (500)
    Moores                                                      86         1,074            1,160                --
    K&G                                                      1,322         1,301            2,623             1,340
                                                       -----------   -----------      -----------       -----------
         Combined                                      $     8,126   $    10,389      $    18,515       $       840
                                                       ===========   ===========      ===========       ===========


     The separate results of operations for K&G in fiscal 1999 for the period prior to its combination with the Company are reflected in the table above for the three months ended May 1, 1999. The fiscal 1999 extraordinary item of $2,912, net of tax, reported by the Company was not affected by the combination with K&G.

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

                                         FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS ENDED          YEAR ENDED
                                       ------------------------------    -------------------------------    ---------------
                                        AUGUST 1,         JULY 31,        AUGUST 1,          JULY 31,        JANUARY 30,
                                           1998             1999             1998              1999              1999
                                       -------------    -------------    -------------     -------------    ---------------
Stores open at beginning of period          542              584              526               579                526
  Opened                                     14               10               29                23                 65
  Acquired                                   --               --                4                --                  4
  Closed                                     (1)              (5)              (4)              (13)               (16)
                                            ---              ---              ---               ---               ----
Stores open at end of period                555              589              555               589                579
                                            ===              ===              ===               ===                ===


Stores open at end of period:
U.S. --
  Men's Wearhouse                           386              426              386               426                411
  K&G/SuitMax/Suit Warehouse                 41               52               41                52                 49
  C&R and Moores                             24               --               24                --                 12
                                            ---              ---              ---               ---               ----
                                            451              478              451               478                472
Canada-- Moores                             104              111              104               111                107
                                            ---              ---              ---               ---                ---
                                            555              589              555               589                579
                                            ===              ===              ===               ===                ===

RESULTS OF OPERATIONS

    Three Months Ended August 1, 1998 and July 31, 1999

    The Company's net sales increased $30.0 million, or 13.2%, to $256.6 million for the quarter ended July 31, 1999 due primarily to sales resulting from the increased number of stores and increased sales at existing stores. Sales from U.S. stores represented 88.0% of total sales in the second quarter of 1999, compared with 85.7% of total sales in the second quarter of 1998. Comparable store sales (which are calculated by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period) increased 7.4% for the U.S. stores from the same prior year quarter, while comparable store sales for the Canadian stores decreased 3.5% from the same prior year quarter.

    Gross margin increased $10.3 million to $93.3 million in the second quarter of 1999 which was a 12.4% increase from the same prior year quarter. As a percentage of sales, gross margin decreased from 36.6% in the second quarter of 1998 to 36.4% in the second quarter of 1999. This decrease in gross margin predominantly resulted from an increase in occupancy and alteration costs as a percentage of sales offset, in part, by decreased product costs as a percentage of sales.

    Selling, general and administrative ("SG&A") expenses decreased as a percentage of sales from 27.7% for the quarter ended August 1, 1998 to 27.6% for the quarter ended July 31, 1999, and SG&A expenditures increased by $8.0 million to $70.7 million. On an absolute dollar basis, the principal components of SG&A expenses increased primarily due to the

Company's growth. Advertising expense decreased from 6.1% to 5.3% of net sales; store salaries increased from 10.9% to 11.2% of net sales and other SG&A expenses increased from 10.6% to 11.1% of net sales.

     As a result of the June 1, 1999 pooling of interest combination of the Company and K&G Men's Centers, Inc., non-recurring transaction costs of $2.2 million were charged to operations in the second quarter of 1999. These costs consisted primarily of professional fees and contract termination payments. An additional $3.1 million was charged to operations for non-recurring duplicative store closing costs, which consisted primarily of lease termination payments and the write-off of fixed assets associated with the closing of duplicate store sites in existing markets. Non-recurring litigation costs of $0.9 million in connection with the settlement of a lawsuit filed by a former employee of K&G related to his employment relationship with K&G were charged to earnings during the second quarter of 1999.

    Interest expense, net of interest income, decreased from $2.1 million in the second quarter of 1998 to $0.6 million in the second quarter of 1999. Weighted average borrowings outstanding decreased $52.3 million from the prior year to $63.2 million in the second quarter of 1999, and the weighted average interest rate on outstanding indebtedness decreased from 9.0% to 6.6%. The weighted average borrowings outstanding decreased primarily as a result of the redemption of the 5 1/4% Convertible Subordinated Notes in the third quarter of 1998. The decrease in the weighted average interest rate was due primarily to the refinancing of debt concurrent with the Moores combination.

    The Company's effective income tax rate decreased from 43.0% for the quarter ended August 1, 1998 to 40.9% (before the effect of transaction costs which are mostly not deductible for income tax purposes) for the quarter ended July 31, 1999. The effective tax rate for the second quarter of 1999 was higher than the statutory U.S. federal rate of 35% primarily due to the effect of state income taxes, Canadian earnings which are taxed at a higher statutory rate and the nondeductibility of a portion of meal and entertainment expenses.

    The Company's earnings before extraordinary item, as reported and after the effect of non-recurring charges, were as follows (in thousands, except per share amounts):

                                                                  FOR THE THREE MONTHS ENDED
                                                                  --------------------------
                                                                    AUGUST 1,       JULY 31,
                                                                      1998            1999
                                                                  ------------      --------
Earnings before extraordinary item, as reported                   $     10,389      $  8,750
Transaction costs, net of tax benefit of $299                               --         1,856
Duplicative store closing costs, net of tax benefit of $1,276               --         1,861
Litigation costs, net of tax benefit of $372                                --           558
                                                                  ------------      --------
Earnings before extraordinary item and non-recurring charges      $     10,389      $ 13,025
                                                                  ============      ========

Diluted earnings per share before extraordinary
 item, as reported                                                $       0.25      $   0.21
                                                                  ============      ========

Diluted earnings per share before extraordinary
 item and non-recurring charges                                   $       0.25      $   0.31
                                                                  ============      ========



    Six Months Ended August 1, 1998 and July 31, 1999

    The Company's net sales were $515.4 million for the six months ended July 31, 1999, a $59.0 million, or 12.9%, increase from the six months ended August 31, 1998. This increase was due primarily to sales resulting from the increased number of stores and increased sales at existing stores. Sales from U.S. stores represented 88.8% of total sales in the first two quarters of 1999, compared with 86.9% of total sales in the same period of 1998. Comparable store sales increased 6.5% for the U.S. stores from the same prior year period, while comparable store sales for the Canadian stores decreased 4.9% from the same prior year period.

    Gross margin increased to $184.7 million for the first six months of 1999 which was a 13.0% increase from the same prior year period. As a percentage of sales, gross margin remained constant at 35.8% for the first two quarters of 1998 and 1999. A decrease in product costs as a percentage of sales was offset by higher occupancy and alteration costs.

    Selling, general and administrative expenses as a percentage of sales remained constant at 27.8% for the first six months of 1998 and 1999, and SG&A expenditures increased by $16.2 million to $143.3 million. On an absolute dollar basis, the principal components of SG&A expenses increased primarily due to the Company's growth. Advertising expense decreased from 6.3% to 5.8% of net sales, store salaries increased from 10.7% to 10.9% of net sales and other SG&A expenses increased from 10.9% to 11.1% of net sales.

     As a result of the Moores and K&G combinations, the Company recorded transaction costs of $7.7 million, duplicative stores closing costs of $6.1 million and litigation costs of $0.9 million. The transaction costs were composed primarily of investment banking fees, professional fees and contract termination payments, while the duplicative store closing costs consisted primarily of lease termination payments and the write-off of fixed assets associated with the closing of duplicate stores sites in existing markets. The litigation charge resulted from the settlement of a lawsuit filed by a former K&G employee related to his employment relationship with K&G. In addition, the Company recorded an extraordinary charge of $2.9 million, net of a $1.4 million tax benefit, related to the write-off of deferred financing costs and prepayment penalties for the refinancing of approximately US$57 million of Moores' indebtedness.

    Interest expense, net of interest income, decreased from $4.0 million for the first six months of 1998 to $1.3 million for the first six months of 1999. Weighted average borrowings outstanding decreased $53.9 million from the prior year to $63.4 million in the first two quarters of 1999, and the weighted average interest rate on outstanding indebtedness decreased from 9.2% to 6.8%. The weighted average borrowings outstanding decreased primarily as a result of the redemption of the 5 1/4% Convertible Subordinated Notes in the third quarter of 1998. The decrease in the weighted average interest rate was due primarily to the refinancing of debt concurrent with the Moores combination.

    The Company's effective income tax rate decreased from 42.9% for the six months ended August 1, 1998 to 41.0% (before the effect of transaction costs which are mostly not deductible for income tax purposes) for the six months ended July 31, 1999. The effective tax rate for the first two quarters of 1999 was higher than the statutory U.S. federal rate of 35% primarily due to the effect of state income taxes, Canadian earnings which are taxed at a higher statutory rate and the nondeductibility of a portion of meal and entertainment expenses.

    The Company's earnings before extraordinary item, as reported and after the effect of non-recurring charges, were as follows (in thousands, except per share amounts):

                                                                          FOR THE SIX MONTHS ENDED
                                                                        ----------------------------
                                                                         AUGUST 1,        JULY 31,
                                                                            1998            1999
                                                                        -----------      -----------
       Earnings before extraordinary item, as reported                  $    18,515      $    12,500
       Transaction costs, net of tax benefit of $633                             --            7,074
       Duplicative store closing costs, net of tax benefit of $2,471             --            3,599
       Litigation costs, net of tax benefit of $372                              --              558
                                                                        -----------      -----------
       Earnings before extraordinary item and non-recurring charges     $    18,515      $    23,731
                                                                        ===========      ===========

       Diluted earnings per share before extraordinary
        item, as reported                                               $      0.45      $      0.29
                                                                        ===========      ===========

       Diluted earnings per share before extraordinary
        item and non-recurring charges                                  $      0.45      $      0.56
                                                                        ===========      ===========

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities was $8.9 million in the first six months of 1999 compared with $31.6 million in the first six months of 1998. These amounts primarily represent net earnings before extraordinary item plus depreciation, amortization and other non-cash charges, offset by increases in inventories and decreases in income taxes payable and other assets. Inventories increased $35.5 million and $52.3 million for the two quarters ended July 31, 1999 and August 1, 1998, respectively. The increase for the first six months of 1999 and 1998 primarily related to seasonal inventory buildup and the addition of inventory for new and/or acquired stores and stores expected to be opened in the following quarter.

    Working capital was $258.8 million at July 31, 1999, which is up from $230.6 million at January 30, 1999 and $236.9 million at August 1, 1998. Historically, the Company's working capital has been at its lowest level in January and February, and has increased through November as inventory buildup is financed with both short-term and long-term borrowings in preparation for the fourth quarter selling season.

     Cash used in investing activities was $19.8 million and $26.9 million for the first two quarters of 1999 and 1998, respectively. For the six months ended July 31, 1999, cash used in investing activities was primarily comprised of capital expenditures of $19.3 million relating primarily to stores opened, remodeled or relocated during the quarter or under construction at the end of the quarter and infrastructure technology investments.

     In February 1999, the Company amended and restated its revolving credit agreement with a group of banks (the "Credit Agreement"). This agreement provides for borrowing of up to $125 million through February 5, 2004. Advances under the Credit Agreement bear interest at a rate per annum equal to, at the Company's option, the agent's prime rate or the reserve adjusted LIBOR rate plus an interest rate margin varying between .75% to 1.25%. The Credit Agreement provides for fees applicable to unused commitments of .125% to .225%. As of July 31, 1999, there was $1.0 million outstanding under the Credit Agreement.

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

    In February 1999, the Company also entered into two new Canadian credit facilities in conjunction with the combination with Moores. These facilities include a revolving credit agreement which provides for borrowings up to Can$30 million (US$20 million) through February 5, 2004 and a term credit agreement which provides for borrowings of Can$75 million (US$50 million) to be repaid in quarterly installments of Can$0.9 million (US$0.6 million) beginning in May 1999; remaining unpaid principal is payable on February 5, 2004. Covenants and interest rates are substantially similar to those contained in the Company's Credit Agreement. Borrowings outstanding under these agreements of US$59.8 million at July 31, 1999 were used to repay approximately US$57 million in outstanding indebtedness of Moores and to fund operating and other requirements of Moores.

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

     Due to the dramatic changes in the state of the art of information technology, both in general and with regard to the retail industry, in mid-1997 the Company commenced an enterprise-wide project to upgrade its U.S. information technology by acquiring products that are generally available and field tested and are designed to increase the efficiency and the future productivity of its operations. The Company has benefited significantly from investments in technology in the past, and it is anticipated that these modifications will further increase the benefit that it derives from technology, both in the near term and in the future. In completing these modifications, the Company expects to achieve Year 2000 date conversion compliance. Capital expenditures related to the project are anticipated to be between $20.0 million and $25.0 million including past and future expenditures. The amounts of expenditures related specifically to Year 2000 date conversion compliance are not separable from this amount. The Company believes that substantially all of its business systems are now Year 2000 compliant. However, no assurances can be given that the Company will be able to completely identify or address all Year 2000 compliance issues, or that third parties with whom it does business will not experience system failures as a result of the Year 2000 issue, nor can the Company fully predict the consequences of noncompliance.

     As part of its assessment of the Year 2000 issue, the Company has completed an inventory of its hardware and software systems, including the embedded systems in its buildings, property and equipment. The Company has completed substantially all of the process of implementing converted and replacement systems for all of its non-compliant hardware and software systems to ensure that the operations of such systems will not be materially adversely affected by the Year 2000 date change. The Company estimates that its efforts to make all internal systems Year 2000 compliant are approximately 95% complete.

     To date, the Company has made expenditures of approximately $500,000 related to its telephone and security systems specifically to address the Year 2000 issue. The Company does not anticipate that it will incur significant additional expenditures to address the Year 2000 issue beyond those associated with the updating and upgrading of the information systems discussed above.

     The Company has requested and has received written responses from all of its significant U.S. vendors and suppliers confirming that they will be Year 2000 compliant. Of the 50 current vendors and suppliers with whom the Company exchanges information by some form of electronic transfer, 45 have indicated that they have tested their systems and found them to be Year 2000 compliant and 5 have indicated that they are in the process of completing their conversion and/or testing. The Company will continue to monitor these vendors and suppliers, as well as any new vendors or suppliers.

     The Company, through Moores, has also been in the process of updating and upgrading its Canadian information systems to be Year 2000 compliant. Moores has converted or reprogrammed its payroll, accounting and merchandising systems to ensure that the operation of such systems will not be materially adversely affected by the Year 2000 date change. With respect to its point of sale system, Moores has completed the installation in its stores of new equipment and software that is Year 2000 compliant. Moores has also completed the process of evaluating the machinery and embedded technology involved in its manufacturing operations and has determined that the manufacturing technology is Year 2000 compliant. Moores total costs related to Year 2000 compliance approximated Can$500,000.

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

     K&G has completed an evaluation of its management information systems to determine their readiness in terms of Year 2000 issues, and determined that its point-of-sale cash register systems are the only major application that required significant modification in order to be Year 2000 ready. K&G has replaced its current registers with a new computer-based register system. The costs to purchase and implement these register systems totaled approximately $1.5 million. K&G has developed a plan to determine the Year 2000 readiness of its suppliers or other third parties with which K&G conducts business. Additionally, K&G has developed a contingency plan to address the possibility of failure of any of its significant suppliers to reach Year 2000 readiness.

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

     The Company has not developed any contingency plans except as discussed above. However, if any new issues or risks become apparent as the Company completes its Year 2000 readiness, it will adopt additional contingency plans as necessary.

       ITEM 3 - QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no significant quantitative or qualitative changes in the Company's market risk sensitive instruments during the second quarter of 1999.

FORWARD-LOOKING STATEMENTS

    Certain statements made herein and in other public filings and releases by the Company contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainty. These forward-looking statements may include, but are not limited to, future capital expenditures, borrowings, acquisitions (including the amount and nature thereof), future sales, earnings, margins, costs, number and costs of store openings, demand for men's clothing, market trends in the retail men's clothing business, currency fluctuations, inflation and various economic and business trends. Forward-looking statements may be made by management orally or in writing, including but not limited to, this Management's Discussion and Analysis of Financial Condition and Results of Operations section and other sections of the Company's filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934 and the Securities Act of 1933.

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

                                     PART II
          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On July 1, 1999, the Company held its annual meeting of stockholders. At the meeting, the stockholders voted on the following matters:

     1. To elect ten directors of the Company to hold office until the next Annual Meeting of Shareholders or until their respective successors are duly elected and qualified.

     2. To amend the Company's Restated Articles of Incorporation to increase the number of authorized shares of the Company's common stock from 50,000,000 shares to 100,000,000 shares.

     3. To ratify the appointment by the Board of Directors of the firm Deloitte & Touche LLP as independent auditors for the Company for 1999.

     All proposals received the affirmative vote required for approval. The number of votes cast for, against and withheld, as well as the number of abstentions, as to each matter were as follows:

Proposal

                                            Votes For            Votes Withheld
                                            ---------            --------------
1.   Election of Directors

     George Zimmer                          31,880,074              611,773

     Robert E. Zimmer                       31,883,779              608,068

     James E. Zimmer                        31,883,779              608,068

     Richard E. Goldman                     31,883,810              608,037

     David H. Edwab                         31,882,618              609,229

     Harry M. Levy                          31,883,810              608,037

     Rinaldo Brutoco                        31,880,909              610,938

     Michael L. Ray                         28,057,451            4,434,396

     Sheldon I. Stein                       31,883,810              608,037

     Stephen H Greenspan                    31,879,409              612,438


                                        Affirmative Votes       Negative Votes       Abstentions
                                        -----------------       --------------       -----------
2.   Amendment of Restated
     Articles of Incorporation              31,540,450              927,661            23,735

3.   Ratification of
       Auditors                             32,455,374               15,673            20,799

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  EXHIBITS.

         EXHIBIT
         NUMBER                    EXHIBIT INDEX
         -------                   -------------
          3.1  -- Articles of Amendment to the Restated Articles of
                  Incorporation (filed herewith).

          10.1 -- Amended and Restated Employment Agreement dated as of June 1,
                  1999, by and between K&G Men's Center, Inc. and Stephen H.
                  Greenspan (incorporated by reference from Exhibit 10.1 of the Company's Current Report on Form 8-K dated June 11, 1999).

          27.1 -- Financial Data Schedule. (filed herewith).

          27.2 -- Restated Financial Data Schedule for the first, second and third quarters in fiscal years 1997 and for fiscal years 1996 and 1997. (filed herewith).

          27.3 -- Restated Financial Data Schedule for the first, second and third quarters in fiscal years 1998, for the first quarter in fiscal year 1999 and for fiscal year 1998. (filed herewith).

  (b) Reports on Form 8-K.

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


Dated: September 14, 1999                    THE MEN'S WEARHOUSE, INC.

                             By                /s/ DAVID H. EDWAB
                                ------------------------------------------------
                                                  David H. Edwab
                                                    President

                             By                /s/ GARY G. CKODRE
                                ------------------------------------------------
                                                 Gary G. Ckodre
                                Vice President - Finance and Principal Financial
                                              and Accounting Officer

                                 EXHIBIT INDEX


         EXHIBIT
         NUMBER                     DESCRIPTION
         -------                    -----------
          3.1  -- Articles of Amendment to the Restated Articles of
                  Incorporation (filed herewith).

          10.1 -- Amended and Restated Employment Agreement dated as of June 1,
                  1999, by and between K&G Men's Center, Inc. and Stephen H.
                  Greenspan (incorporated by reference from Exhibit 10.1 of the Company's Current Report on Form 8-K dated June 11, 1999).

          27.1 -- Financial Data Schedule. (filed herewith).

          27.2 -- Restated Financial Data Schedule for the first, second and third quarters in fiscal years 1997 and for fiscal years 1996 and 1997. (filed herewith).

          27.3 -- Restated Financial Data Schedule for the first, second and third quarters in fiscal years 1998, for the first quarter in fiscal year 1999 and for fiscal year 1998. (filed herewith).