Form 10-Q
period 1999-10-30
MENS WEARHOUSE INC
filed 1999-12-13
CIK 884217

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended          October 30, 1999              or
                                   --------------------------------------


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________

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


    The number of shares of common stock of the Registrant outstanding, par value $.01 per share, outstanding at December 10, 1999 was 40,761,704. In addition, there were 1,154,353 Exchangeable Shares outstanding at December 10, 1999.


================================================================================

                                  REPORT INDEX


PART AND ITEM NO.                                                                                    PAGE NO.
-----------------                                                                                    --------

PART I - Financial Information

     Item 1 - Financial Statements

     General Information......................................................................           1

     Consolidated Balance Sheets as of October 31, 1998 (unaudited), October 30, 1999
       (unaudited) and January 30, 1999.......................................................           2

     Consolidated Statements of Earnings for the Three and Nine Months Ended October 31,
       1998 (unaudited) and October 30, 1999 (unaudited)......................................           3

     Consolidated Statements of Cash Flows for the Nine Months Ended October 31, 1998
       (unaudited) and October 30, 1999 (unaudited)...........................................           4

     Item 2 - Management's Discussion and Analysis of Financial Condition and Results
       of Operations..........................................................................           8

     Item 3 - Qualitative and Quantitative Disclosures about Market Risk......................          13

PART II - Other Information

     Item 6 - Exhibits and Reports on Form 8-K................................................          14

                          PART I, FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                               GENERAL INFORMATION

     The consolidated financial statements herein include the accounts of The Men's Wearhouse, Inc. and its subsidiaries ("the Company") and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures have been condensed or omitted. The Company believes that the presentation and disclosures herein are adequate to make the information not misleading, and the financial statements reflect all elimination entries and normal adjustments which are necessary for a fair statement of the results for the three and nine months ended October 31, 1998 and October 30, 1999.

     The Company combined with Moores Retail Group Inc. ("Moores") on February 10, 1999 and with K&G Men's Center, Inc. ("K&G") on June 1, 1999 in transactions accounted for as poolings of interests. Both Moores and K&G are included in references to the Company. In accordance with the pooling of interest method of accounting permitted by Accounting Principles Board Opinion No. 16 "Business Combinations", all prior period consolidated financial statements presented have been restated to include the accounts of Moores and K&G. In addition, the combined financial results presented include reclassifications to conform the accounting policies of Moores and K&G to those of the Company.

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

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                October 31,          October 30,         January 30,
                                                                   1998                 1999                1999
                                                                -----------          -----------         -----------
                            ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                  $  13,795           $  14,779           $  31,012
      Inventories                                                  348,408             368,087             302,717
      Other current assets                                          30,162              23,520              25,903
                                                                 ---------           ---------           ---------
           Total current assets                                    392,365             406,386             359,632

PROPERTY AND EQUIPMENT, NET                                        112,071             129,910             123,771

OTHER ASSETS                                                        50,236              48,804              51,673
                                                                 ---------           ---------           ---------
           Total assets                                          $ 554,672           $ 585,100           $ 535,076
                                                                 =========           =========           =========

              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                           $ 101,067           $  95,967           $  71,034
      Accrued expenses                                              24,200              39,560              37,592
      Revolver and current portion of long-term debt                13,908               2,549              11,212
      Income taxes payable                                           1,858               1,417               9,170
                                                                 ---------           ---------           ---------
           Total current liabilities                               141,033             139,493             129,008

LONG-TERM DEBT                                                      77,627              57,272              44,870

OTHER LIABILITIES                                                    7,668               9,200               9,743

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
      Preferred stock                                                 --                  --                  --
      Common stock                                                     392                 397                 393
      Capital in excess of par                                     177,961             183,480             178,144
      Retained earnings                                            151,348             196,708             174,146
      Currency translation adjustment                                 (363)               (102)               (233)
                                                                 ---------           ---------           ---------
                                                                   329,338             380,483             352,450
      Less:
           Treasury stock, at cost                                    (994)             (1,348)               (995)
                                                                 ---------           ---------           ---------
             Total shareholders' equity                            328,344             379,135             351,455
                                                                 ---------           ---------           ---------
             Total liabilities and shareholders' equity          $ 554,672           $ 585,100           $ 535,076
                                                                 =========           =========           =========


See Notes to Consolidated Financial Statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                     (In thousands, except per share data)


                                                       For the Three Months Ended              For the Nine Months Ended
                                                     -------------------------------        -------------------------------
                                                     October 31,         October 30,        October 31,         October 30,
                                                        1998               1999                1998               1999
                                                     -----------         -----------        -----------         -----------
Net sales                                             $ 234,273           $ 272,836          $ 690,683           $ 788,268

Cost of goods sold, including buying and
  occupancy costs                                       150,622             173,243            443,496             503,945
                                                      ---------           ---------          ---------           ---------

           Gross margin                                  83,651              99,593            247,187             284,323

Selling, general and administrative expenses             66,047              76,755            193,155             220,065
Transaction costs                                          --                  --                 --                 7,707
Duplicative store closing costs                            --                  --                 --                 6,070
Merger related litigation costs                            --                  --                 --                   930
                                                      ---------           ---------          ---------           ---------
Operating income                                         17,604              22,838             54,032              49,551

Interest expense, net                                     2,166                 919              6,197               2,178
                                                      ---------           ---------          ---------           ---------
Earnings before income taxes                             15,438              21,919             47,835              47,373

Provision for income taxes                                6,610               8,947             20,492              21,899
                                                      ---------           ---------          ---------           ---------
Earnings before extraordinary item                        8,828              12,972             27,343              25,474

Extraordinary item, net of tax                              701                --                  701               2,912
                                                      ---------           ---------          ---------           ---------
Net earnings                                          $   8,127           $  12,972          $  26,642           $  22,562
                                                      =========           =========          =========           =========
Net earnings per basic share:
      Earnings before extraordinary item              $    0.22           $    0.31          $    0.68           $    0.61
      Extraordinary item                                  (0.02)               --                (0.02)              (0.07)
                                                      ---------           ---------          ---------           ---------
      Net earnings                                    $    0.20           $    0.31          $    0.66           $    0.54
                                                      =========           =========          =========           =========
Net earnings per diluted share:
      Earnings before extraordinary item              $    0.21           $    0.31          $    0.66           $    0.60
      Extraordinary item                                  (0.02)               --                (0.02)              (0.07)
                                                      ---------           ---------          ---------           ---------
      Net earnings                                    $    0.19           $    0.31          $    0.64           $    0.53
                                                      =========           =========          =========           =========
Weighted average shares outstanding:
      Basic                                              41,057              41,848             40,399              41,841
                                                      =========           =========          =========           =========
      Diluted                                            42,745              42,277             43,143              42,441
                                                      =========           =========          =========           =========


See Notes to Consolidated Financial Statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                           For the Nine Months Ended
                                                                        -------------------------------
                                                                        October 31,         October 30,
                                                                           1998                1999
                                                                        -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

      Net earnings                                                       $ 26,642           $ 22,562

      Adjustments to reconcile net earnings to
       net cash provided by (used in) operating activities:
       Extraordinary item, net of tax                                         701              2,912
       Depreciation and amortization                                       19,202             21,985
       Stock option compensation expense                                     --                  889
       Loss on disposal of property and equipment                            --                3,417
       Increase in inventories                                            (93,094)           (64,496)
       Increase in other assets                                              (181)            (1,685)
       Increase in accounts payable and accrued expenses                   22,155             30,199
       Decrease in income taxes payable                                    (8,677)            (6,225)
       Decrease in other liabilities                                         (331)              (768)
                                                                         --------           --------
           Net cash provided by (used in) operating activities            (33,583)             8,790
                                                                         --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Capital expenditures                                                (35,473)           (28,918)
      Investment in trademark, tradenames and other intangibles            (6,436)              (356)
      Sale of marketable securities                                        25,533              8,525
      Purchase of marketable securities                                   (18,045)            (2,500)
      Purchase of minority interests                                         --               (2,135)
                                                                         --------           --------
           Net cash used in investing activities                          (34,421)           (25,384)
                                                                         --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Bank borrowings                                                      40,504             65,046
      Principal payments on bank debt                                     (23,005)           (64,179)
      Distribution to minority investors                                     (176)              --
      Payment of deferred loan costs                                         (256)              (623)
      Proceeds from issuance of common stock                                3,041              1,671
      Tax payments related to options exercised                              (769)              (304)
      Purchase of treasury stock                                             (926)            (1,273)
                                                                         --------           --------
           Net cash provided by financing activities                       18,413                338
                                                                         --------           --------
Effect of exchange rate changes on cash and cash equivalents                 (182)                23
                                                                         --------           --------
DECREASE IN CASH AND CASH EQUIVALENTS                                     (49,773)           (16,233)
CASH AND CASH EQUIVALENTS, beginning of period                             63,568             31,012
                                                                         --------           --------
CASH AND CASH EQUIVALENTS, end of period                                 $ 13,795           $ 14,779
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


                                                          FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                          ---------------------------    ---------------------------
                                                          OCTOBER 31,     OCTOBER 30,    OCTOBER 31,     OCTOBER 30,
                                                             1998            1999           1998            1999
                                                          -----------     -----------    -----------     -----------
Basic EPS
Earnings before extraordinary item                         $  8,828        $ 12,972       $ 27,343        $ 25,474
Extraordinary item, net of tax                                  701            --              701           2,912
                                                           --------        --------       --------        --------
Net earnings                                               $  8,127        $ 12,972       $ 26,642        $ 22,562
                                                           ========        ========       ========        ========
Weighted average number of common shares outstanding         41,057          41,848         40,399          41,841
                                                           ========        ========       ========        ========

Basic EPS:
     Earnings before extraordinary item                    $   0.22        $   0.31       $   0.68        $   0.61
     Extraordinary item, net of tax                           (0.02)           --            (0.02)          (0.07)
                                                           --------        --------       --------        --------
     Net earnings                                          $   0.20        $   0.31       $   0.66        $   0.54
                                                           ========        ========       ========        ========

Diluted EPS
Earnings before extraordinary item                         $  8,828        $ 12,972       $ 27,343        $ 25,474
Interest on Notes, net of taxes                                 152            --            1,144            --
                                                           --------        --------       --------        --------
As adjusted earnings before extraordinary items               8,980          12,972         28,487          25,474
Extraordinary item, net of tax                                  701            --              701           2,912
                                                           --------        --------       --------        --------
As adjusted net earnings                                   $  8,279        $ 12,972       $ 27,786        $ 22,562
                                                           ========        ========       ========        ========

Weighted average number of common shares outstanding         41,057          41,848         40,399          41,841
Assumed exercise of stock options                               577             429            689             600
Assumed conversion of Notes                                   1,111            --            2,055            --
                                                           --------        --------       --------        --------
As adjusted shares                                           42,745          42,277         43,143          42,441
                                                           ========        ========       ========        ========

Diluted EPS:
     Earnings before extraordinary item                    $   0.21        $   0.31       $   0.66        $   0.60
     Extraordinary item, net of tax                           (0.02)           --            (0.02)          (0.07)
                                                           --------        --------       --------        --------
     Net earnings                                          $   0.19        $   0.31       $   0.64        $   0.53
                                                           ========        ========       ========        ========

3.  COMPREHENSIVE INCOME AND SUPPLEMENTAL CASH FLOWS--

     The Company's comprehensive income, which encompasses net earnings and currency translation adjustments, is as follows (in thousands):

                                                  FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                  ---------------------------    ---------------------------
                                                  OCTOBER 31,     OCTOBER 30,    OCTOBER 31,     OCTOBER 30,
                                                     1998            1999           1998            1999
                                                  -----------     -----------    -----------     -----------
Net earnings                                       $  8,127        $ 12,972       $ 26,642        $ 22,562
Currency translation adjustments, net of tax           (104)             91           (175)            131
                                                   --------        --------       --------        --------

Comprehensive income                               $  8,023        $ 13,063       $ 26,467        $ 22,693
                                                   ========        ========       ========        ========


     The Company paid cash during the first nine months of 1998 of $6.5 million for interest and $28.7 million for taxes, compared with $3.3 million for interest and $29.8 million for taxes during the first three quarters of 1999. The Company had non cash financing activities in the third quarter of 1998 of $35.9 million resulting from the conversion of long-term debt to common stock.


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

     On June 1, 1999, the Company combined with K&G Men's Center, Inc. ("K&G"), a superstore retailer of men's apparel and accessories operating 34 stores in 16 states, with K&G becoming a wholly owned subsidiary of the Company. The Company issued approximately 4.4 million shares of its common stock to K&G shareholders based on an exchange ratio of 0.43 of a share of the Company's common stock for each share of K&G common stock outstanding. In addition, the Company converted the outstanding options to purchase K&G common stock, whether vested or unvested, into options to purchase 228,000 shares of the Company's common stock based on the exchange ratio of 0.43. The combination has been accounted for as a pooling of interests.

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

     The following is a reconciliation of the amounts of revenues and net earnings previously reported by the Company to the combined amounts of revenues and earnings after giving effect to the combinations with Moores on February 10, 1999 and K&G on June 1, 1999 (in thousands):



                                                                                                          NINE           THREE
                                                                   THREE MONTHS ENDED                    MONTHS          MONTHS
                                                        ------------------------------------------       ENDED           ENDED
                                                          MAY 2,        AUGUST 1,      OCTOBER 31,     OCTOBER 31,       MAY 1,
                                                          1998            1998            1998            1998            1999
                                                        ---------       ---------      -----------     -----------      ---------
Revenues
    The Men's Wearhouse  (as previously reported)       $ 170,850       $ 162,858       $ 170,742       $ 504,450       $ 222,183
    Moores                                                 28,671          33,452          32,559          94,682            --
    K&G                                                    30,309          30,270          30,972          91,551          36,669
                                                        ---------       ---------       ---------       ---------       ---------
         Combined                                       $ 229,830       $ 226,580       $ 234,273       $ 690,683       $ 258,852
                                                        =========       =========       =========       =========       =========

Net earnings (loss)
    The Men's Wearhouse  (as previously reported)       $   6,718       $   8,014       $   6,559       $  21,291       $    (500)
    Moores                                                     86           1,074             654           1,814            --
    K&G                                                     1,322           1,301             914           3,537           1,340
                                                        ---------       ---------       ---------       ---------       ---------
         Combined                                       $   8,126       $  10,389       $   8,127       $  26,642       $     840
                                                        =========       =========       =========       =========       =========

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

                                         FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED         YEAR ENDED
                                       ------------------------------    -------------------------------    ---------------
                                        OCTOBER 31,      OCTOBER 30,      OCTOBER 31,       OCTOBER 30,       JANUARY 30,
                                           1998             1999             1998              1999              1999
                                       -------------    -------------    -------------     -------------    ---------------
Stores open at beginning of period          555              589              526               579                526
  Opened                                     15               13               44                36                 65
  Acquired                                   --               --                4                --                  4
  Closed                                    (12)              --              (16)              (13)               (16)
                                            ---              ---              ---               ---                ---
Stores open at end of period                558              602              558               602                579
                                            ===              ===              ===               ===                ===


Stores open at end of period:
U.S. --
  Men's Wearhouse                           396              437              396               437                411
  K&G/SuitMax/Suit Warehouse                 44               52               44                52                 49
  C&R and Moores                             12               --               12                --                 12
                                            ---              ---              ---               ---                ---
                                            452              489              452               489                472
Canada-- Moores                             106              113              106               113                107
                                            ---              ---              ---               ---                ---
                                            558              602              558               602                579
                                            ===              ===              ===               ===                ===

RESULTS OF OPERATIONS

    Three Months Ended October 31, 1998 and October 30, 1999
    --------------------------------------------------------

    The Company's net sales were $272.8 million for the quarter ended October 30, 1999, a $38.6 million or 16.5% increase over the same prior year period. This increase was due primarily to sales resulting from the increased number of stores and increased sales at existing stores. Sales from U.S. stores represented 88.4% of total sales in the third quarter of 1999, compared with 86.5% of total sales in the third quarter of 1998. Comparable store sales (which are calculated by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period) increased 10.7% for the U.S. stores from the same prior year quarter, while comparable store sales for the Canadian stores decreased 2.4% from the same prior year quarter.

    Gross margin increased 19.1% over the same prior year quarter to $99.6 million in the third quarter of 1999. As a percentage of sales, gross margin increased from 35.7% in the third quarter of 1998 to 36.5% in the third quarter of 1999. This increase in gross margin predominantly resulted from a decrease in product, occupancy and alteration costs as a percentage of sales.

    Selling, general and administrative ("SG&A") expenses decreased slightly as a percentage of sales from 28.2% for the quarter ended October 31, 1998 to 28.1% for the quarter ended October 30, 1999, and SG&A expenditures increased by $10.7 million to $76.8 million. On an absolute dollar basis, the principal components of SG&A expenses increased primarily due to the Company's growth. Advertising expense remained constant at 6.0% of net sales; store salaries increased from 11.0% to 11.2% of net sales and other SG&A expenses decreased from 11.2% to 10.9% of net sales.

    Interest expense, net of interest income, decreased from $2.2 million in the third quarter of 1998 to $0.9 million in the third quarter of 1999. Weighted average borrowings outstanding decreased from $103.9 million in the prior year to $64.7 million in the third quarter of 1999, and the weighted average interest rate on outstanding indebtedness decreased from 9.3% to 6.5%. The weighted average borrowings outstanding decreased primarily as a result of the redemption of the 5 1/4% Convertible Subordinated Notes in the third quarter of 1998. The decrease in the weighted average interest rate was due primarily to the refinancing of debt concurrent with the Moores combination.

    The Company's effective income tax rate decreased from 42.8% for the third quarter of 1998 to 40.8% for the third quarter of 1999. The effective tax rate for the third quarter of 1999 was higher than the statutory U.S. federal rate of 35% primarily due to the effect of state income taxes, Canadian earnings which are taxed at a higher statutory rate and the nondeductibility of a portion of meal and entertainment expenses.

    The extraordinary charge of $0.7 million, net of a $0.5 million tax benefit, in the third quarter of 1998 resulted from the early retirement of the Company's 5 1/4% Convertible Subordinated Debt.


    Nine Months Ended October 31, 1998 and October 30, 1999
    -------------------------------------------------------

    The Company's net sales increased $97.6 million, or 14.1%, to $788.3 million for the nine months ended October 30, 1999 due primarily to sales resulting from the increased number of stores and increased sales at existing stores. Sales from U.S. stores represented 88.6% of total sales in the first three quarters of 1999, compared with 86.8% of total sales in the same prior year period. Comparable store sales increased 8.0% for the U.S. stores from the same prior year period, while comparable store sales for the Canadian stores decreased 4.1% from the same prior year period.

    Gross margin increased to $284.3 million for the first nine months of 1999, a 15.0% increase from the same prior year period. As a percentage of sales, gross margin increased from 35.8% in the first nine months of 1998 to 36.1% for the first nine months of 1999. This gross margin increase resulted from a decrease in product costs as a percentage of sales offset by higher occupancy costs.

    Selling, general and administrative expenses as a percentage of sales decreased slightly from 28.0% to 27.9% for the first nine months of 1998 and 1999, respectively, while SG&A expenditures increased by $26.9 million to $220.1 million. On an absolute dollar basis, the principal components of SG&A expenses increased primarily due to the Company's growth. Advertising expense decreased from 6.2% to 5.9% of net sales, store salaries increased from 10.8% to 11.0% of net sales and other SG&A expenses remained constant at 11.0% of net sales.

     As a result of the Moores and K&G combinations, the Company recorded transaction costs of $7.7 million, duplicative stores closing costs of $6.1 million and litigation costs of $0.9 million. The transaction costs were composed primarily of investment banking fees, professional fees and contract termination payments, while the duplicative store closing costs consisted primarily of lease termination payments and the write-off of fixed assets associated with the closing of duplicate store sites in existing markets. The litigation charge resulted from the settlement of a lawsuit filed by a former K&G employee related to his employment relationship with K&G. In addition, the Company recorded an extraordinary charge of $2.9 million, net of a $1.4 million tax benefit, related to the write-off of deferred financing costs and prepayment penalties for the refinancing of approximately US$57 million of Moores' indebtedness. The extraordinary charge of $0.7 million, net of a $0.5 million tax benefit, in the third quarter of 1998 resulted from the early retirement of the Company's 5 1/4% Convertible Subordinated Debt.

    Interest expense, net of interest income, decreased from $6.2 million for the first nine months of 1998 to $2.2 million for the first nine months of 1999. Weighted average borrowings outstanding decreased $49.0 million from the prior year to $63.9 million in the first three quarters of 1999, and the weighted average interest rate on outstanding indebtedness decreased from 9.2% to 6.7%. The weighted average borrowings outstanding decreased primarily as a result of the redemption of the 5 1/4% Convertible Subordinated Notes in the third quarter of 1998. The decrease in the weighted average interest rate was due primarily to the refinancing of debt concurrent with the Moores combination.

    The Company's effective income tax rate decreased from 42.8% for the nine months ended October 31, 1998 to 40.9% (before the effect of transaction costs which are mostly not deductible for income tax purposes) for the nine months ended October 30, 1999. The effective tax rate for the first three quarters of 1999 was higher than the statutory U.S. federal rate of 35% primarily due to the effect of state income taxes, Canadian earnings which are taxed at a higher statutory rate and the nondeductibility of a portion of meal and entertainment expenses.

    The Company's earnings before extraordinary item, as reported and after the effect of non-recurring charges, were as follows (in thousands, except per share amounts):

                                                                      FOR THE NINE MONTHS ENDED
                                                                     ----------------------------
                                                                     OCTOBER 31,      OCTOBER 30,
                                                                        1998             1999
                                                                     -----------      -----------
Earnings before extraordinary item, as reported                        $27,343          $25,474
Transaction costs, net of tax benefit of $633                             --              7,074
Duplicative store closing costs, net of tax benefit of $2,471             --              3,599
Litigation costs, net of tax benefit of $372                              --                558
                                                                       -------          -------
Earnings before extraordinary item and non-recurring charges           $27,343          $36,705
                                                                       =======          =======

Diluted earnings per share before extraordinary
 item, as reported                                                     $  0.66          $  0.60
                                                                       =======          =======

Diluted earnings per share before extraordinary
 item and non-recurring charges                                        $  0.66          $  0.86
                                                                       =======          =======

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities was $8.8 million in the first nine months of 1999 compared with net cash used in operating activities of $33.6 million in the first nine months of 1998. These amounts primarily represent net earnings before extraordinary items plus depreciation, amortization and other non-cash charges and increases in accounts payable and accrued expenses, offset by increases in inventories and other assets and decreases in income taxes payable and other liabilities Inventories increased $64.5 million and $93.1 million for the three quarters ended October 30, 1999 and October 31, 1998, respectively. The increase for the first nine months of 1999 and 1998 primarily related to seasonal inventory buildup and the addition of inventory for new and/or acquired stores and stores expected to be opened in the following quarter.

    Working capital was $266.9 million at October 30, 1999, which is up from $230.6 million at January 30, 1999 and $251.3 million at October 31, 1998. Historically, the Company's working capital has been at its lowest level in January and February, and has increased through November as inventory buildup is financed with both short-term and long-term borrowings in preparation for the fourth quarter selling season.

     Cash used in investing activities was $25.4 million and $34.4 million for the first three quarters of 1999 and 1998, respectively. For the nine months ended October 30, 1999, cash used in investing activities was primarily comprised of capital expenditures of $28.9 million relating primarily to stores opened, remodeled or relocated during the quarter or under construction at the end of the quarter and infrastructure technology investments.

     In February 1999, the Company amended and restated its revolving credit agreement with a group of banks (the "Credit Agreement"). This agreement provides for borrowing of up to $125 million through February 5, 2004. Advances under the Credit Agreement bear interest at a rate per annum equal to, at the Company's option, the agent's prime rate or the reserve adjusted LIBOR rate plus an interest rate margin varying between .75% to 1.25%. The Credit Agreement provides for fees applicable to unused commitments of .125% to .225%. As of October 30, 1999, there were no amounts outstanding under the Credit Agreement.

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

    In February 1999, the Company also entered into two new Canadian credit facilities in conjunction with the combination with Moores. These facilities include a revolving credit agreement which provides for borrowings up to Can$30 million (US$20 million) through February 5, 2004 and a term credit agreement which provides for borrowings of Can$75 million (US$50 million) to be repaid in quarterly installments of Can$0.9 million (US$0.6 million) beginning in May 1999; remaining unpaid principal is payable on February 5, 2004. Covenants and interest rates are substantially similar to those contained in the Company's Credit Agreement. Borrowings outstanding under these agreements of US$59.8 million at October 30, 1999 were used to repay approximately US$57 million in outstanding indebtedness of Moores and to fund operating and other requirements of Moores.

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

     As part of its assessment of the Year 2000 issue, the Company has completed an inventory of its hardware and software systems, including the embedded systems in its buildings, property and equipment. The Company has completed substantially all of the process of implementing converted and replacement systems for all of its non-compliant hardware and software systems to ensure that the operations of such systems will not be materially adversely affected by the Year 2000 date change. The Company estimates that its efforts to make all internal systems Year 2000 compliant are approximately 98% complete.

     To date, the Company has made expenditures of approximately $500,000 related to its telephone and security systems specifically to address the Year 2000 issue. The Company does not anticipate that it will incur significant additional expenditures to address the Year 2000 issue beyond those associated with the updating and upgrading of the information systems discussed above.

     The Company has requested and has received written responses from all of its significant U.S. vendors and suppliers confirming that they will be Year 2000 compliant. Of the 52 current vendors and suppliers with whom the Company exchanges information by some form of electronic transfer, 51 have indicated that they have tested their systems and found them to be Year 2000 compliant and one has indicated that it is in the process of completing its conversion and/or testing. The Company will continue to monitor these vendors and suppliers, as well as any new vendors or suppliers.

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


       ITEM 3 -QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to exposure from fluctuations in U.S. dollar/Italian lira exchange rates. The Company utilizes foreign currency forward exchange contracts to limit exposure to changes in currency exchange rates (See "Management's Discussion and Analysis of Financial Information and Results of Operations - Liquidity and Capital Resources"). At October 30, 1999, the Company had 23 contracts maturing in varying increments to purchase an aggregate notional amount of $20.4 million in foreign currency. These forward contracts do not extend beyond January 2001. Unrealized pretax losses on these forward contracts totaled approximately $0.6 million at October 30, 1999.

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

                                     PART II


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS.

           EXHIBIT
           NUMBER                        EXHIBIT INDEX
           ------                        -------------
             27.1      --     Financial Data Schedule (filed herewith).


     (b) Reports on Form 8-K.

         None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, The Men's Wearhouse, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: December 14, 1999                      THE MEN'S WEARHOUSE, INC.


                                       By  /s/ DAVID H. EDWAB
                                         ---------------------------------------
                                               David H. Edwab
                                                 President


                                       By  /s/ GARY G. CKODRE
                                         ---------------------------------------
                                               Gary G. Ckodre
                                         Vice President - Finance and
                                           Principal Financial and
                                             Accounting Officer

                               INDEX TO EXHIBITS

           EXHIBIT
           NUMBER                        DESCRIPTION
           ------                        -----------
             27.1      --     Financial Data Schedule