Form 10-K
period 2000-01-29
MENS WEARHOUSE INC
filed 2000-04-28
CIK 884217

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(MARK ONE)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED JANUARY 29, 2000 OR

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of shares of common stock on the NASDAQ National Market System on April 24, 2000, was approximately $692.4 million.

     The number of shares of common stock of the Registrant outstanding on April 24, 2000 was 41,131,259, excluding 161,746 shares classified as Treasury Stock. In addition, there were 683,605 Exchangeable Shares outstanding at April 24, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

                    DOCUMENT                                     INCORPORATED AS TO
                    --------                                     ------------------
Notice and Proxy Statement for the Annual Meeting         Part III: Items 10, 11, 12 and 13
  of
  Shareholders scheduled to be held June 21,
  2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             FORM 10-K REPORT INDEX

10-K PART AND ITEM NO.                                                    PAGE NO.
----------------------                                                    --------
PART I
  Item 1.  Business....................................................       1
  Item 2.  Properties..................................................       7
  Item 3.  Legal Proceedings...........................................       9
  Item 4.  Submission of Matters to a Vote of Security Holders.........       9
PART II
  Item 5.  Market for the Company's Common Equity and Related
           Stockholder Matters.........................................      10
  Item 6.  Selected Financial Data.....................................      11
  Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................      12
  Item 7A  Quantitative and Qualitative Disclosures About Market
           Risk........................................................      18
  Item 8.  Financial Statements and Supplementary Data.................      19
  Item 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................      38
PART III
  Item 10. Directors and Executive Officers of the Registrant..........      38
  Item 11. Executive Compensation......................................      38
  Item 12. Security Ownership of Certain Beneficial Owners and
           Management..................................................      38
  Item 13. Certain Relationships and Related Transactions..............      38
PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................      38

                                     PART I

ITEM 1. BUSINESS

GENERAL

     The Men's Wearhouse began operations in 1973 as a partnership and was incorporated as The Men's Wearhouse, Inc. (the "Company") under the laws of Texas in May 1974. Our principal corporate and executive offices are located at 5803 Glenmont Drive, Houston, Texas 77081-1701 (telephone number 713/592-7200), and at 40650 Encyclopedia Circle, Fremont, California 94538-2453 (telephone number 510/657-9821), respectively.

THE COMPANY

     We are one of the largest specialty retailers of menswear in the United States and Canada. At January 29, 2000, our U.S. operations included 501 stores in 42 states and the District of Columbia, primarily operating under the brand names of Men's Wearhouse and K&G, with approximately 28% of our locations in Texas and California. At January 29, 2000, our Canadian operations included 113 stores in 10 provinces operating under the brand name of Moores.

  Men's Wearhouse

     Under the Men's Wearhouse brand, we target middle and upper middle income men by offering quality merchandise at everyday low prices. In addition to value, we provide a superior level of customer service. Men's Wearhouse stores offer a broad selection of designer, brand name and private label merchandise at prices we believe are typically 20% to 30% below the regular prices found at traditional department and specialty stores. Our merchandise includes suits, sport coats, slacks, business casual, sportswear, outerwear, dress shirts, shoes and accessories. We concentrate on business attire that is characterized by infrequent and more predictable fashion changes. Therefore, we believe we are not as exposed to trends typical of more fashion-forward apparel retailers, where significant markdowns and promotional pricing are more common. At January 29, 2000, we operated 450 Men's Wearhouse stores in 42 states and the District of Columbia. These stores are referred to as "Men's Wearhouse stores" or "traditional stores".

     We also began a tuxedo rental program in selected Men's Wearhouse stores during the year. We believe this program generates incremental business for us without significant incremental personnel or real estate costs and broadens our customer base by drawing first-time and younger customers into our stores. At the end of fiscal 1999, we offered tuxedo rentals in 43 Men's Wearhouse stores.

  K&G

     Under the K&G brand, we target the more price sensitive customer. The K&G brand was acquired as a result of our combination with K&G Men's Center, Inc. ("K&G Inc.") in June 1999 in a transaction accounted for as a pooling of interests (see Note 2 of Notes to Consolidated Financial Statements). Under the terms of the combination with K&G Inc., we issued 4.4 million shares of our common stock in exchange for 10.3 million shares of K&G Inc. common stock based on an exchange ratio of 0.43. K&G operated 34 stores at the time of the combination. Prior to the combination, our Value Priced Clothing ("VPC") subsidiary targeted the market for the more price sensitive customer with 20 stores in five states operating under the names "C&R", "SuitMax" and "Suit Warehouse". The four C&R stores were closed in early 1999 as had been previously planned. Following the combination, ten SuitMax stores were transferred and renamed to operate under the K&G brand, while four SuitMax stores (and one K&G Inc. store) that represented duplicative store sites were closed. At January 29, 2000, we operated 47 K&G stores in 18 states and, through VPC, the four Suit Warehouse stores in metropolitan Detroit.

     We believe that K&G's more basic, value-oriented superstore approach appeals to certain customers in the menswear market. K&G offers first-quality, current-season men's apparel and accessories comparable in quality to that of traditional department and fine specialty stores, at everyday low prices we believe are typically 30% to 70% below the regular prices charged by such stores. K&G's merchandising strategy emphasizes broad and deep assortments across all major menswear categories, including tailored clothing, casual sportswear, dress furnishings, footwear and accessories. This merchandise selection, which includes brand name as well as private label merchandise, positions K&G to attract a wide range of menswear customers in each of its markets. As with the Men's Wearhouse brand, K&G's philosophy of delivering everyday value distinguishes K&G from other retailers that adopt a more promotional pricing strategy.

  Moores

     On February 10, 1999, we combined with Moores Retail Group Inc. ("Moores"), a privately owned Canadian corporation, in exchange for securities ("Exchangeable Shares") exchangeable for 2.5 million shares of our common stock (see Note 2 of Notes to Consolidated Financial Statements). Moores is one of Canada's leading specialty retailers of menswear, with 113 stores in ten Canadian provinces at January 29, 2000. Moores focuses on conservative, basic tailored apparel. This limits exposure to changes in fashion trends and the need for significant markdowns. Approximately 60% of Moores' merchandise consists of men's tailored clothing. The remaining 40% includes dress shirts, sportswear, outerwear and accessories. Moores typically offers a full assortment of suits and sport coats with prices of suits generally ranging from Can$149 to Can$299. At the time of its combination with the Company, Moores also operated eight stores in the United States. These stores were closed in order to eliminate duplicate store sites in existing Men's Wearhouse markets.

     Moores distinguishes itself from other Canadian retailers of menswear by manufacturing a significant portion of the tailored clothing for sale in its stores. Moores conducts its manufacturing operations through its wholly owned subsidiary, Golden Brand Clothing (Canada) Ltd. ("Golden Brand"), which is the second largest manufacturer of men's suits and sport coats in Canada. Golden Brand's manufacturing facility in Montreal, Quebec, includes a cutting room, fusing department, pant shop and coat shop. At full capacity, the coat shop can produce 12,000 units per week and the pant shop can produce 25,000 units per week. As a result of the vertical integration and the related cost savings, Moores is able to provide greater value to its customer by offering a broad selection of quality merchandise at everyday low prices, which the Company believes typically range from 20% to 30% below the regular prices charged by traditional Canadian department and specialty stores. Beginning in 1999, Golden Brand also manufactures product for Men's Wearhouse stores.

EXPANSION STRATEGY

     Our expansion strategy includes:

     - opening additional Men's Wearhouse and K&G stores in new and existing markets,

     - increasing the size of certain existing Men's Wearhouse stores,

     - expanding our tuxedo rental program to additional Men's Wearhouse stores,

     - launching an enhanced and expanded internet presence for e-commerce,

     - expanding our distribution facility with a new center to handle tuxedo rental and e-commerce fulfillment,

     - identifying strategic acquisition opportunities, and

     - testing expanded merchandise categories in selected stores.

     In general terms, we consider a geographic area served by a common group of television stations as a single market.

     On a limited basis, we have acquired store locations, inventories, customer lists, trademarks and tradenames from existing menswear retailers in both new and existing markets. We may do so again in the future. At present, we plan to open an additional 35 new Men's Wearhouse stores and 10 new K&G stores in 2000, to close approximately two Men's Wearhouse stores and one K&G store in 2000, to expand and relocate approximately 36 existing Men's Wearhouse stores and to continue expansion in subsequent years. We believe that our ability to increase the number of traditional stores in the United States above 525 will be limited. However, we believe that additional growth opportunities exist through selectively expanding existing stores, improving and diversifying the merchandise mix, relocating stores and expanding our K&G brand.

MERCHANDISING

     Our stores offer a broad selection of designer, brand name and private label men's business attire, including a consistent stock of core items (such as navy blazers, tuxedos and basic suits). Although basic styles are emphasized, each season's merchandise reflects current fabric and color trends, and a small percentage of inventory, accessories in particular, are usually more fashion oriented. The broad merchandise selection creates increased sales opportunities by permitting a customer to purchase substantially all of his tailored wardrobe and accessory requirements, including shoes, at our stores. Within our tailored clothing, we offer an assortment of styles from a variety of manufacturers and maintain a broad selection of fabrics and colors. We believe that the depth of selection offered provides us with an advantage over most of our competitors.

     The Company's inventory mix includes "business casual" merchandise designed to meet increased demand for such product resulting from the trend toward more relaxed dress codes in the workplace. This merchandise consists of tailored and non-tailored clothing (sport coats, casual slacks, knits and woven sports shirts, sweaters and casual shoes) that complements the existing product mix and provides opportunity for enhanced sales without significant inventory risk.

     We do not purchase significant quantities of merchandise overruns or close-outs. We provide recognizable quality merchandise at consistent prices that assist the customer in identifying the value available at our stores. We believe that the merchandise at Men's Wearhouse and Moores stores is generally offered 20% to 30% below traditional department and specialty store regular prices and that merchandise at K&G stores is generally 30% to 70% below retail prices typically charged by such stores. A ticket is affixed to each item, which displays our selling price alongside the price we regard as the regular retail price of the item. At the checkout counter, the customer's receipt reflects the savings from what we consider the regular retail price.

     By targeting men's business attire, a category of men's clothing characterized by infrequent and more predictable fashion changes, we believe we are not as exposed to trends typical of more fashion-forward apparel retailers. This allows us to carry basic merchandise over to the following season and reduces the need for markdowns; for example, a navy blazer or gray business suit may be carried over to the next season. Our Men's Wearhouse and Moores stores have a once-a-year sale after Christmas that runs through the month of January, during which prices on many items are reduced 20% to 50% off the everyday low prices. This sale reduces stock at year-end and prepares for the arrival of the new season's merchandise.

     During 1997, 1998 and 1999, 67.6%, 65.5% and 62.2%, respectively, of our total net sales were attributable to tailored clothing (suits, sport coats and slacks) and 32.4%, 34.5% and 37.8%, respectively, were attributable to casual attire, sportswear, shoes, shirts, ties, outerwear and other accessories.

     In addition to accepting cash, checks or nationally recognized credit cards, beginning in October 1998 we started offering our own private label credit card to Men's Wearhouse customers. We have contracted with a third-party vendor to provide all necessary servicing, processing and to assume all credit risks associated with our private label credit card program. We believe that the private label credit card provides us with an important tool for targeted marketing and presents an excellent opportunity to communicate with our customers. During 1999, our customers used the private label credit card for approximately 10% of our sales.

CUSTOMER SERVICE AND MARKETING

     The Men's Wearhouse and Moores sales personnel are trained as clothing consultants to provide customers with assistance and advice on their apparel needs, including product style, color coordination, fabric and garment fit. For example, clothing consultants at Men's Wearhouse stores attend an intensive training program at our training facility in Fremont, California, which is further supplemented with weekly store meetings, periodic merchandise meetings and frequent interaction with multi-unit managers and merchandise managers.

     We encourage our clothing consultants to be friendly and knowledgeable and to promptly greet each customer entering the store. Consultants are encouraged to offer guidance to the customer at each stage of the decision-making process, making every effort to earn the customer's confidence and to create a professional relationship that will continue beyond the initial visit. Clothing consultants are also encouraged to contact customers after the purchase or pick-up of tailored clothing to determine whether customers are satisfied with their purchases and, if necessary, to take corrective action. Store personnel have full authority to respond to customer complaints and reasonable requests, including the approval of returns, exchanges, refunds, re-alterations and other special requests, all of which we believe helps promote customer satisfaction and loyalty.

     K&G stores are designed to allow customers to select and purchase apparel by themselves. For example, each merchandise category is clearly marked and organized by size, and suits are specially tagged "Athletic Fit,"
"Double-Breasted," "Three Button," etc., as a means of further assisting customers to easily select their styles and sizes. K&G employees assist customers with merchandise selection, including correct sizing.

     Each of our stores provides on-site tailoring services to facilitate timely alterations at a reasonable cost to customers. Tailored clothing purchased at a Men's Wearhouse store will be pressed and re-altered (if the alterations were performed at a Men's Wearhouse store) free of charge for the life of the garment.

     Because management believes that men prefer direct and easy store access, we attempt to locate our stores in neighborhood strip and specialty retail centers or in freestanding buildings to enable customers to park near the entrance of the store.

     Our total annual advertising expenditures, which were $53.3 million, $60.8 million and $64.5 million in 1997, 1998 and 1999, respectively, are significant. The Company advertises principally on television and radio, which we consider the most effective means of attracting and reaching potential customers, and our advertising campaign is designed to reinforce our various brands.

PURCHASING AND DISTRIBUTION

     We purchase merchandise from approximately 800 vendors. In 1999, no vendor accounted for 10% or more of purchases. Management does not believe that the loss of any vendor would significantly impact us. While we have no material long-term contracts with our vendors, we believe that we have developed an excellent relationship with our vendors, which is supported by consistent purchasing practices.

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

     We purchase a significant portion of our inventory through a direct sourcing program. In addition to finished product, we purchase fabric from mills and contract with certain factories for the assembly of the finished product to be sold in our U.S. stores. Arrangements for fabric and assembly have been with both domestic and foreign mills and factories. Product for stores operating in the U.S. acquired during 1997, 1998 and 1999 through the direct sourcing program represented approximately 20%, 23% and 26%, respectively, of total U.S. inventory purchases. We expect that purchases through the direct sourcing program will represent approximately 27% of total purchases in 2000. During 1997, 1998 and 1999, our manufacturing operations at Golden Brand provided 54%, 55% and 56%, respectively, of inventory purchases for Moores stores and 2% during 1999 of inventory purchases for Men's Wearhouse stores (none in 1997 and 1998).

     To protect against currency exchange risks associated with certain firmly committed and certain other probable, but not firmly committed inventory transactions denominated in a foreign currency (primarily the Italian lira), we enter into forward exchange contracts. In addition, many of the purchases from foreign vendors are financed by letters of credit.

     We have entered into license agreements with a limited number of parties under which we are entitled to use designer labels, such as "Vito Rufolo" and "Gary Player", and nationally recognized brand labels such as "Botany" and "Botany 500", in return for royalties paid to the licensor based on the costs of the relevant product. These license agreements generally limit the use of the individual label to products of a specific nature (such as men's suits, men's formal wear or men's shirts). The labels licensed under these agreements will continue to be used in connection with a portion of the purchases under the direct sourcing program described above, as well as purchases from other vendors. We monitor the performance of these licensed labels compared to their cost and may elect to selectively terminate any license. We have also purchased several trademarks, including "Cricketeer," "Joseph & Feiss International," "Baracuta," and "Country Britches," which are used similarly to our licensed labels. Because of the continued consolidation in the men's tailored clothing industry, we may be presented with opportunities to acquire or license other designer or nationally recognized brand labels.

     All merchandise for Men's Wearhouse stores is received into our central warehouse located in Houston, Texas. Merchandise for a store is picked and then moved to the appropriate staging area for shipping. In addition to the central distribution center in Houston, we have additional space within certain Men's Wearhouse stores in the majority of our markets, which function as redistribution facilities for their respective areas. Most merchandise for Moores and K&G stores is direct shipped by vendors to the stores.

     We lease and operate 29 long-haul tractors and 58 trailers, which, together with common carriers, ship merchandise from the vendors to our distribution facilities and from the distribution facilities to Men's Wearhouse stores within each market. We also lease or own 55 smaller van-like trucks, which are used to ship merchandise locally or within a given geographic region.

MANAGEMENT INFORMATION AND TELECOMMUNICATION SYSTEMS

     We have aggressively pursued the implementation of technology which provides the opportunity for competitive advantage and which leverages human resources. By using sophisticated management information systems, and by integrating them with highly functional telecommunication systems, we have effectively managed the operation of our business and inventory while experiencing substantial growth.

     To date, the Company has incurred approximately $2.3 million in expenditures to address the Year 2000 issue. No significant additional expenditures are expected. The conversion to the Year 2000 occurred without any significant impact on the Company's operations and none is anticipated in the future.

COMPETITION

     We believe that the unit demand for men's tailored clothing has declined. Our primary competitors include specialty men's clothing stores, traditional department stores, off-price retailers, manufacturer-owned and independently owned outlet stores and three-day stores. Over the past several years market conditions have resulted in consolidation of the industry. We believe that the principal competitive factors in the menswear market are merchandise assortment, quality, price, garment fit, merchandise presentation, store location and customer service. We attempt to distinguish ourselves from our competitors by providing what we believe to be the best features of each competing shopping alternative.

     We believe that strong vendor relationships, our direct sourcing program and our buying power are the principal factors enabling us to obtain quality merchandise at attractive prices. We believe that our vendors rely on our predictable payment record and history of honoring promises, including our promise not to advertise names of labeled and unlabeled designer merchandise, when requested. Certain of our competitors (principally department stores) are larger and have substantially greater financial, marketing and other resources than we have and there can be no assurance that we will be able to compete successfully with them in the future.

SEASONALITY

     Like most retailers, our business is subject to seasonal fluctuations. Historically, over 30% of our net sales and over 45% of our net earnings have been generated during the fourth quarter of each year. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full year. See Note 9 of Notes to Consolidated Financial Statements.

TRADEMARKS AND SERVICEMARKS

     We are the owner in the United States of the trademark and servicemark, "The Men's Wearhouse(R)", and of federal registrations therefor expiring in 2009 and 2002, respectively, subject to renewal. We have also been granted registrations for that trademark and servicemark in 40 states (including Texas and California) of the 42 states in which we do business and have used those marks. Applications for the remaining two states have been filed. Our rights in the "The Men's Wearhouse" mark are a significant part of our business, as the mark has become well known through our television and radio advertising campaigns. Accordingly, we intend to maintain our mark and the related registrations.

     We are also the owner in the United States of the servicemarks "The Suit Warehouse" and The Suit Warehouse and logo, which are tradenames used by the stores operated by VPC, and "MenSmart" and "K&G", which are tradenames used by some of the stores operated by K&G. K&G stores operate under the tradenames K&G Men's Superstore, K&G Men's Center, K&G MenSmart, T&C Men's Center and T&C MenSmart. We own the registrations for K&G and K&G (stylized). The applications for the servicemarks "K&G Men's Superstore" and K&G Men's Superstore (and design) are in process. In addition, we own or license other trademarks/servicemarks used in the business, principally in connection with the labeling of product purchased through the direct sourcing program.

     We own Canadian trademark registrations for the marks "Moores The Suit People", "Moores Vetements Pour Hommes" and Moores Vetements Pour Hommes (and design). Moores stores operate under the tradenames Moores The Suit People and Moores Clothing for Men. The applications for the servicemarks for "Moores Clothing for Men" and Moores Clothing for Men (and design) have also been filed.

EMPLOYEES

     At January 29, 2000, we had approximately 10,700 employees, of whom approximately 8,000 were full-time and approximately 2,700 were part-time employees. Seasonality affects the number of part-time employees as well as the number of hours worked by full-time and part-time personnel. Approximately 900 of our employees at Golden Brand belong to the Union of Needletrades, Industrial and Textile Employees. Golden Brand is part of a collective bargaining unit, of which it is the largest company.

ITEM 2. PROPERTIES

     As of January 29, 2000, we operated 501 stores in 42 states and the District of Columbia and 113 stores in 10 Canadian provinces. The following table sets forth the location, by state or province, of these stores:

                                                    MEN'S WEARHOUSE   K&G/VPC   MOORES
                                                    ---------------   -------   ------
UNITED STATES
California........................................         84            5
Texas.............................................         44            9
Florida...........................................         31
Illinois..........................................         22
Michigan..........................................         19            4
New York..........................................         19            1
Ohio..............................................         16            3
Pennsylvania......................................         16            2
Virginia..........................................         15            1
Washington........................................         13            2
Georgia...........................................         12            5
North Carolina....................................         12            1
Massachusetts.....................................         11            3
Colorado..........................................         10            2
Minnesota.........................................         10            2
New Jersey........................................         10            4
Maryland..........................................          9            3
Arizona...........................................          8
Indiana...........................................          8            1
Tennessee.........................................          8            1
Connecticut.......................................          7
Missouri..........................................          7
Oregon............................................          6
Wisconsin.........................................          6
Alabama...........................................          5
Nevada............................................          5
Utah..............................................          5
Louisiana.........................................          4            1
South Carolina....................................          4
Kentucky..........................................          3
Nebraska..........................................          3
New Hampshire.....................................          3
Oklahoma..........................................          3
Kansas............................................          2            1
New Mexico........................................          2
Arkansas..........................................          1
Delaware..........................................          1
District of Columbia..............................          1
Idaho.............................................          1
Iowa..............................................          1
Mississippi.......................................          1
Rhode Island......................................          1
South Dakota......................................          1
CANADA
Ontario...........................................                                49
Quebec............................................                                23
British Columbia..................................                                14
Alberta...........................................                                12
Manitoba..........................................                                 5
New Brunswick.....................................                                 3
Nova Scotia.......................................                                 3
Saskatchewan......................................                                 2
Newfoundland......................................                                 1
Prince Edward Island..............................                                 1
                                                          ---           --       ---
          Total...................................        450           51       113
                                                          ===           ==       ===

     Men's Wearhouse and Moores stores vary in size from approximately 2,800 to 15,100 total square feet (average square footage at January 29, 2000 was 5,238 square feet). Men's Wearhouse and Moores stores are primarily located in middle and upper middle income neighborhood strip and specialty retail shopping centers. We believe our customers generally prefer to limit the amount of time they spend shopping for menswear and seek easily accessible store sites.

     Men's Wearhouse and Moores stores are designed to further our strategy of facilitating sales while making the shopping experience pleasurable. We attempt to create a specialty store atmosphere in these stores through effective merchandise presentation and sizing, attractive in-store signs and efficient checkout procedures. Most of these stores have similar floor plans and merchandise presentation to facilitate the shopping experience and sales process. Designer, brand name and private label garments are intermixed, and emphasis is placed on the fit of the garment rather than on a particular label or manufacturer. Each store is staffed with clothing consultants and sales associates and has a tailoring facility with at least one tailor.

     K&G stores vary in size from approximately 7,900 to 30,000 total square feet (average square footage at January 29, 2000 was 17,425 square feet). K&G stores are "destination" stores located primarily in low-cost warehouses and secondary strip shopping centers that are easily accessible from major highways and thoroughfares. K&G has created a 15,000 to 20,000 square foot prototype superstore with fitting rooms and convenient check-out, customer service and tailoring areas. K&G stores are organized to convey the impression of a dominant assortment of first-quality merchandise and to project a no-frills, value-oriented warehouse atmosphere. Each element of store layout and merchandise presentation is designed to reinforce K&G's strategy of providing unparalleled selection and assortment in each category. We seek to make K&G stores "customer friendly" by utilizing store signage and grouping merchandise by menswear categories and sizes, with brand name and private label merchandise intermixed. We also seek to instill a sense of urgency for the customer to purchase by opening K&G stores for business on Fridays, Saturdays and Sundays only, except for a limited number of Monday holidays and an expanded schedule for the holiday season when stores are open every day. Each store is typically staffed with a manager, assistant manager and other employees who serve as customer service and sales personnel and cashiers. Each store also has a tailoring facility with at least one tailor.

     We lease our stores on terms generally from five to ten years with renewal options at higher fixed rates in most cases. Leases typically provide for percentage rent over sales break points. Additionally, most leases provide for a base rent as well as "triple net charges", including but not limited to common area and maintenance expenses, property taxes, utilities, center promotions and insurance. In certain markets, we lease between 1,000 and 5,000 additional square feet in a Men's Wearhouse store to be utilized as a redistribution facility in that geographic area.

     We own a 240,000 square foot facility situated on approximately seven acres of land in Houston, Texas which serves as our principal office, warehouse and distribution facility. Approximately 65,000 square feet of this facility is used as office space for our financial, information technology and merchandising departments with the remaining 175,000 square feet serving as a warehouse and distribution center. We also own a 150,000 square foot facility, situated on an adjacent six acres, comprised of approximately 9,000 square feet of office space and 141,000 square feet serving as a warehouse and distribution center. During 1999, we purchased a 46-acre site in Houston on which we will build additional new distribution facilities. The first phase of construction of an approximately 380,000 square foot distribution center to support our e-commerce and tuxedo rental programs, as well as staging for direct sourced merchandise and out-of-season merchandise, will begin in early 2000.

     Our executive offices in Fremont, California are housed in a 35,500 square foot facility which we own. This facility serves as an office and training facility.

     K&G leases a 100,000 square foot facility in Atlanta, Georgia which serves as an office, distribution and store facility. Approximately 47,000 square feet of this facility is used as office space for financial, information technology and merchandising personnel, 23,000 square feet is used as a distribution center for direct sourced merchandise and the remaining 30,000 square feet is used as a store.

     Moores leases a 37,700 square foot facility in Toronto, Ontario, comprised of approximately 17,900 square feet of office space and 19,800 square feet used as a warehouse and distribution center. Moores also leases a 70,000 square foot warehouse facility in Montreal, Quebec, and a 230,000 square foot facility in Montreal, Quebec, comprised of approximately 10,000 square feet of office space, 70,000 square feet of warehouse space and 150,000 square feet of manufacturing space.

     We lease certain of our properties from certain principal shareholders and officers and directors of the Company. These properties are (1) a one acre facility in Houston, Texas used as a supply depot, (2) the 100,000 square foot K&G facility in Atlanta, Georgia, (3) a K&G store in Irving, Texas and (4) the land underlying a Men's Wearhouse store in Dallas, Texas. Management believes that these leases are on terms that are no less favorable than could be obtained from an independent third party.

ITEM 3. LEGAL PROCEEDINGS

     We are involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of our business. Management believes that none of these matters will have a material adverse effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 29, 2000.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the NASDAQ under the symbol "MENS." Prior to April 3, 2000 the Company's stock was traded on the NASDAQ under the symbol "SUIT". The following table sets forth, on a per share basis for the periods indicated, the high and low sale prices per share for our common stock as reported by NASDAQ. The prices set forth below for periods prior to June 19, 1998 have been adjusted to give retroactive effect to the 50% stock dividend paid on that date.

                                                               HIGH     LOW
                                                              ------   ------
FISCAL YEAR 1998
  First quarter ended May 2, 1998...........................  $29.67   $22.33
  Second quarter ended August 1, 1998.......................   36.88    26.67
  Third quarter ended October 31, 1998......................   34.63    14.00
  Fourth quarter ended January 30, 1999.....................   32.50    22.00
FISCAL YEAR 1999
  First quarter ended May 1, 1999...........................  $34.94   $21.63
  Second quarter ended July 31, 1999........................   28.38    23.06
  Third quarter ended October 30, 1999......................   25.13    19.50
  Fourth quarter ended January 29, 2000.....................   31.00    21.94

     On April 24, 2000, there were approximately 1,000 holders of record and approximately 6,700 beneficial holders of our common stock.

     We have not paid cash dividends on our common stock and for the foreseeable future we intend to retain all of our earnings for the future operation and expansion of our business. Our credit agreement prohibits the payment of cash dividends on our common stock. See Note 4 of Notes to Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected statement of earnings and balance sheet information for the fiscal years indicated has been derived from The Men's Wearhouse, Inc. (the "Company") audited consolidated financial statements. The Selected Financial Data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto. References herein to years are to the Company's 52-week or 53-week fiscal year, which ends on the Saturday nearest January 31 in the following calendar year. For example, references to "1999" mean the fiscal year ended January 29, 2000. All fiscal years for which financial information is included herein had 52 weeks, except 1995 which had 53 weeks.

     Financial and operating data for all periods presented reflect the retroactive effect of the February 1999 combination with Moores Retail Group Inc. ("Moores") and the June 1999 combination with K&G Men's Center, Inc., both accounted for as a pooling of interests (see Note 2 of Notes to Consolidated Financial Statements). The pro forma 1999 statement of earnings data excludes the non-recurring charges related to these combinations. The combination with Moores did not affect the statement of earnings data for fiscal 1995 or 1996 as Moores commenced operations on December 23, 1996 and operating results for the 40-day period in fiscal 1996 were not significant.

                                                                                                             PRO FORMA
                                                    1995       1996       1997        1998         1999         1999
                                                  --------   --------   --------   ----------   ----------   ----------
                                                                (DOLLARS AND SHARES IN THOUSANDS, EXCEPT
                                                                   PER SHARE AND PER SQUARE FOOT DATA)
STATEMENT OF EARNINGS DATA:
  Net sales.....................................  $466,370   $571,651   $875,319   $1,037,831   $1,186,748   $1,186,748
  Gross margin..................................   170,786    207,209    315,169      377,834      438,966      438,966
  Operating income..............................    35,706     45,015     74,333       95,045      100,931      115,638
  Earnings before extraordinary item............    19,694     25,727     37,334       50,142       55,957       67,188
  Earnings per share of common stock before
    extraordinary item(1):
    Basic.......................................  $   0.59   $   0.72   $   0.95   $     1.23   $     1.34   $     1.61
    Diluted.....................................  $   0.58   $   0.72   $   0.93   $     1.19   $     1.32   $     1.58
  Weighted average shares outstanding(1)........    33,207     35,517     39,194       40,738       41,848       41,848
  Weighted average shares outstanding
    plus dilutive potential common shares(1)....    33,725     38,309     42,275       42,964       42,452       42,452
OPERATING INFORMATION:
  Percentage increase in comparable U.S. store
    sales(2)....................................      7.5%       4.8%       9.2%         9.6%         7.7%
  Percentage increase in comparable Canadian
    store sales(2)..............................        --         --       4.5%         2.1%         0.3%
  Average square footage -- all stores(3).......     5,156      5,422      5,868        6,146        6,193
  Average sales per square foot of selling
    space(4)....................................  $    427   $    416   $    378   $      384   $      400
NUMBER OF STORES:
  Open at beginning of the period...............       239        289        460          526          579
  Opened........................................        51         56         65           65           54
  Acquired(5)...................................        --        115          6            4           --
  Closed........................................        (1)        --         (5)         (16)         (19)
                                                  --------   --------   --------   ----------   ----------
  Open at end of the period.....................       289        460        526          579          614
CAPITAL EXPENDITURES............................  $ 23,423   $ 27,350   $ 31,825   $   53,474   $   47,506

                                                 FEBRUARY 3,   FEBRUARY 1,   JANUARY 31,   JANUARY 30,   JANUARY 29,
                                                    1996          1997          1998          1999          2000
                                                 -----------   -----------   -----------   -----------   -----------
BALANCE SHEET INFORMATION:
  Working capital..............................   $ 96,611      $181,133      $234,376      $230,624      $280,251
  Total assets.................................    221,308       414,979       500,371       535,076       611,195
  Long-term debt(6)............................      4,455       112,250       107,800        44,870        46,697
  Shareholders' equity.........................    146,080       192,045       261,357       351,455       408,973

---------------

(1) Adjusted to give effect to a 50% stock dividend effected on November 15, 1995 and a 50% stock dividend effected on June 19, 1998.
(2) Comparable store sales data is calculated by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period.
(3) Average square footage -- all stores is calculated by dividing the total square footage for all stores open at the end of the period by the number of stores open at the end of such period.
(4) Average sales per square foot of selling space is calculated by dividing total selling square footage for all stores open the entire year into total sales for those stores.
(5) Stores acquired in fiscal 1996 include 98 Canadian stores acquired by Moores upon the commencement of its operations on December 23, 1996.
(6) February 1, 1997 and January 31, 1998 balances include the 5 1/4% Convertible Subordinated Notes Due 2003. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for a discussion of the redemption of the Notes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company opened its first store in Houston, Texas in August 1973. The Company combined with Moores Retail Group Inc. ("Moores") in February 1999 and with K&G Men's Center, Inc. ("K&G") in June 1999, with both combinations accounted for as a pooling of interests (see Note 2 of Notes to Consolidated Financial Statements). At January 29, 2000, the Company operated 501 stores in the United States and 113 stores in Canada. The Company opened 65 stores in 1997, 65 stores in 1998 and 54 stores in 1999; in addition, the Company acquired six stores in May 1997 and four stores in February 1998. This growth has resulted in significant increases in net sales and has also contributed to increased net earnings for the Company. Expansion is generally continued within a market as long as management believes it will provide profitable incremental sales volume.

     Like most retailers, our business is subject to seasonal fluctuations. Historically, over 30% of our net sales and over 45% of our net earnings have been generated during the fourth quarter of each year. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full year.

     The Company currently intends to continue its expansion in new and existing markets and plans to open approximately 35 new Men's Wearhouse stores and 10 new K&G stores in 2000. The average cost (excluding telecommunications and point-of-sale equipment and inventory) of opening a new store is expected to be approximately $350,000 for a Men's Wearhouse store and approximately $325,000 for a K&G store in 2000.

     In addition to increases in net sales resulting from new stores and acquisitions, the Company has experienced comparable store sales increases in each of the past five years, including a 7.7% increase for U.S. stores and a 0.3% increase for Canadian stores for 1999.

     The Company has closed 40 stores in the three years ended January 29, 2000. Generally, in determining whether to close a store, the Company considers the store's historical and projected performance and the continued desirability of the store's location. In determining store contribution, the Company considers net sales, cost of sales and other direct store costs, but excludes buying costs, corporate overhead, depreciation and amortization, financing costs and advertising. Store performance is continually monitored and, occasionally, as neighborhoods and shopping areas change, management may determine that it is in the best interest of the Company to close or relocate a store. In 1997, the Company closed five stores due to substandard performance and/or the proximity of a newly opened or acquired store. In 1998, the Company closed three stores due to substandard performance or the proximity of another store. The remaining 13 stores closed in 1998 and four of the stores closed in 1999 were stores acquired in January 1997 that were closed as part of the Company's efforts to integrate and develop its operations that target the more price sensitive clothing customer. Of the remaining 15 stores closed in 1999, two were closed due to substandard performance or lease expiration and 13 were closed to eliminate duplicate store sites following the combinations with Moores and K&G.

     The following table sets forth the Company's results of operations expressed as a percentage of net sales for the periods indicated:

                                                                   FISCAL YEAR
                                                              ---------------------
                                                              1997    1998    1999
                                                              -----   -----   -----
Net sales...................................................  100.0%  100.0%  100.0%
Cost of goods sold, including buying and occupancy costs....   64.0    63.6    63.0
                                                              -----   -----   -----
Gross margin................................................   36.0    36.4    37.0
Selling, general and administrative expenses................   27.3    27.2    27.2
Combination expenses........................................    0.2      --     1.3
                                                              -----   -----   -----
Operating income............................................    8.5     9.2     8.5
Interest expense............................................    1.0     0.8     0.2
                                                              -----   -----   -----
Earnings before income taxes................................    7.5     8.4     8.3
Income taxes................................................    3.2     3.6     3.6
                                                              -----   -----   -----
Earnings before extraordinary item..........................    4.3%    4.8%    4.7%
                                                              =====   =====   =====

RESULTS OF OPERATIONS

  1999 Compared with 1998

     The following table presents a breakdown of 1998 and 1999 net sales of the Company by stores open in each of these periods:

                                                                    NET SALES
                                                          ------------------------------
STORES                                                      1998       1999     INCREASE
------                                                    --------   --------   --------
                                                                  (IN MILLIONS)
54 stores opened in 1999................................  $     --   $   49.5    $ 49.5
69 stores opened or acquired in 1998(1).................      66.8      124.5      57.7
Stores opened before 1998...............................     971.0    1,012.7      41.7
                                                          --------   --------    ------
          Total.........................................  $1,037.8   $1,186.7    $148.9
                                                          ========   ========    ======

---------------

(1) Sales include $16.1 million and $18.2 million for 1998 and 1999, respectively, attributable to the four stores acquired in February 1998.

     The Company's net sales increased $148.9 million, or 14.3%, to $1,186.7 million for 1999 due primarily to sales resulting from the increased number of stores and increased sales at existing stores. Comparable store sales (which are calculated by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period) increased 7.7% in the US and 0.3% in Canada from 1998.

     Gross margin increased $61.1 million, or 16.2%, to $439.0 million in 1999. As a percentage of sales, gross margin increased from 36.4% in 1998 to 37.0% in 1999. This increase in gross margin resulted mainly from decreases in product and occupancy costs as a percentage of sales, offset by the lower product margins realized in the K&G stores as compared to the traditional Men's Wearhouse stores.

     Selling, general and administrative ("SG&A") expenses, as a percentage of sales, were 27.2% in 1999, remaining unchanged from the prior year, while SG&A expenditures increased by $40.5 million to $323.3 million. On an absolute dollar basis, the principal components of SG&A expenses increased primarily due to the Company's growth. Advertising expense decreased from 5.9% to 5.4% of net sales, while store salaries increased from 10.6% to 10.8% of net sales and other SG&A expenses increased from 10.7% to 11.0% of net sales.

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

     Interest expense, net of interest income, decreased from $8.0 million in 1998 to $2.6 million in 1999. Weighted average borrowings outstanding decreased $42.8 million from the prior year to $61.0 million in 1999, and the weighted average interest rate on outstanding indebtedness decreased from 9.7% to 6.8%. The decrease in weighted average borrowings resulted primarily from the redemption of the 5 1/4% Convertible Subordinated Notes in the third quarter of 1998. The decrease in the weighted average interest rate was due primarily to the refinancing of debt concurrent with the Moores combination. Interest expense was offset by interest income of $2.1 million in 1998 and $1.6 million in 1999, which resulted from the investment of excess cash.

     The Company's effective income tax rate for the year ended January 29, 2000 was 43.1% and 42.4% for the prior year. The effective tax rate was higher than the statutory federal rate of 35% primarily due to the effect of state income taxes, the nondeductibility of a portion of meal and entertainment expenses and, in 1999, nondeductible transaction costs.

     These factors resulted in 1999 earnings before extraordinary item of $56.0 million or 4.7% of net sales, compared with 1998 earnings before extraordinary item of $50.1 million or 4.8% of net sales. The Company's earnings before extraordinary item, as reported and after the effect of non-recurring charges related to the combinations with Moores and K&G, were as follows (in thousands, except per share amounts):

                                                                 FISCAL YEAR
                                                              -----------------
                                                               1998      1999
                                                              -------   -------
Earnings before extraordinary item, as reported.............  $50,142   $55,957
Combination expenses:
  Transaction costs, net of tax benefit of $633.............       --     7,074
  Duplicative store closing costs, net of tax benefit of
     $2,471.................................................       --     3,599
  Litigation costs, net of tax benefit of $372..............       --       558
                                                              -------   -------
Earnings before extraordinary item and non-recurring
  charges...................................................  $50,142   $67,188
                                                              =======   =======
Diluted earnings per share before extraordinary item, as
  reported..................................................  $  1.19   $  1.32
                                                              =======   =======
Diluted earnings per share before extraordinary item and
  non-recurring charges.....................................  $  1.19   $  1.58
                                                              =======   =======

     The Company recorded an extraordinary charge of $2.9 million, net of a $1.4 million tax benefit, related to the write-off of deferred financing costs and prepayment penalties for the refinancing of approximately US$57 million of Moores indebtedness. The extraordinary charge of $0.7 million, net of a $0.5 million tax benefit, in the third quarter of 1998 resulted from the early retirement of the Company's $57.5 million of 5 1/4% Convertible Subordinated Notes.

  1998 Compared with 1997

     The following table presents a breakdown of 1997 and 1998 net sales of the Company by stores open in each of these periods:

                                                                     NET SALES
                                                            ----------------------------
STORES                                                       1997      1998     INCREASE
------                                                      ------   --------   --------
                                                                   (IN MILLIONS)
69 stores opened or acquired in 1998(1)...................  $   --   $   66.8    $ 66.8
71 stores opened or acquired in 1997(2)...................    60.5      117.6      57.1
Stores opened before 1997.................................   814.8      853.4      38.6
                                                            ------   --------    ------
          Total...........................................  $875.3   $1,037.8    $162.5
                                                            ======   ========    ======

---------------

(1) Sales include $16.1 million attributable to the four stores acquired in February 1998.

(2) Sales include $10.6 million and $15.4 million for 1997 and 1998, respectively, attributable to the six stores acquired in May 1997.

     The Company's net sales increased $162.5 million, or 18.6%, to $1,037.8 million for 1998 due primarily to sales resulting from the increased number of stores and increased sales at existing stores. Comparable store sales increased 9.6% in the US and 2.1% in Canada from 1997.

     Gross margin increased $62.7 million, or 19.9%, to $377.8 million in 1998. As a percentage of sales, gross margin increased from 36.0% in 1997 to 36.4% in 1998. This increase in gross margin predominantly related to a decrease in product and occupancy costs as a percentage of sales for the traditional Men's Wearhouse stores. This increase was partially offset by the lower product margins realized in the K&G stores as compared to the traditional Men's Wearhouse stores.

     SG&A expenses decreased, as a percentage of sales, from 27.3% in 1997 to 27.2% in 1998, while SG&A expenditures increased by $43.5 million to $282.8 million. On an absolute dollar basis, the principal components of SG&A expenses increased primarily due to the Company's growth. The decrease in SG&A expenses as a percentage of sales was related primarily to the impact of comparable sales increases. Advertising expense decreased from 6.1% to 5.9% of net sales and store salaries increased from 10.5% to 10.6% of net sales, while other SG&A expenses decreased from 10.8% to 10.7% of net sales.

     Interest expense, net of interest income, decreased from $8.5 million in 1997 to $8.0 million in 1998. Weighted average borrowings outstanding decreased $16.5 million from the prior year to $103.8 million in 1998, while the weighted average interest rates on outstanding indebtedness increased from 9.1% to 9.7%. The change in weighted average borrowings resulted from the early retirement of the $57.5 million of 5 1/4% Convertible Subordinated Notes in the third quarter of 1998, of which $36.8 million was converted to common stock. The impact of the decrease in weighted average borrowings was partially offset by higher interest rate borrowings under the Company's revolving credit facility during the last half of 1998. Interest expense was offset by interest income of $2.5 million in 1997 and $2.1 million in 1998, which resulted from the investment of excess cash.

     The Company's effective income tax rate for the year ended January 30, 1999 was 42.4% and 43.3% for the prior year. The effective tax rate was higher than the statutory federal rate of 35% primarily due to the effect of state income taxes, the nondeductibility of a portion of meal and entertainment expenses and, in 1997, nondeductible transaction costs. This, combined with the factors discussed above, resulted in 1998 earnings before extraordinary item of $50.1 million, or 4.8% of net sales, compared with 1997 earnings before extraordinary item of $37.3 million, or 4.3% of net sales.

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

     In February 1999, the Company amended and restated its revolving credit agreement with a group of banks (the "Credit Agreement"). This agreement provides for borrowings of up to $125 million through February 5, 2004. Advances under the Credit Agreement bear interest at a rate per annum equal to, at the Company's option, the agent's prime rate or the reserve adjusted LIBOR rate plus an interest rate margin varying between .75% to 1.25%. The Credit Agreement provides for fees applicable to unused commitments of .125% to .225%. As of January 29, 2000, there was no indebtedness outstanding under the Credit Agreement.

     The Credit Agreement contains various restrictive and financial covenants, including the requirement to maintain a minimum level of net worth and certain financial ratios. The Credit Agreement also prohibits payment of cash dividends on the common stock of the Company. The Company is in compliance with the covenants in the Credit Agreement.

     In February 1999, the Company also entered into two Canadian credit facilities in conjunction with the combination with Moores. These facilities include a revolving credit agreement which provides for borrowings up to Can$30 million (US$20 million) through February 5, 2004 and a term credit agreement which provides for borrowings of Can$75 million (US$50 million) to be repaid in quarterly installments of Can$0.9 million (US$0.6 million) beginning May 1, 1999; remaining unpaid principal is payable on February 5, 2004. Covenants and interest rates are substantially similar to those contained in the Company's Credit Agreement. Borrowings under these agreements were used to repay approximately US$57 million in outstanding indebtedness of Moores with the remaining availability used to fund operating and other requirements of Moores.

     The Company's primary sources of working capital are cash flow from operations and borrowings under the Credit Agreement. The Company had working capital of $234.4 million, $230.6 million and $280.3 million at the end of 1997, 1998 and 1999, respectively. Historically, the Company's working capital has been at its lowest level in January and February, and has increased through November as inventory buildup is financed with both short-term and long-term borrowings in preparation for the fourth quarter selling season.

     Net cash provided by operating activities amounted to $33.8 million, $35.6 million and $101.3 million in 1997, 1998 and 1999, respectively. These amounts primarily represent net earnings plus depreciation and amortization and increases in current liabilities, offset by increases in inventories. The increase in inventories of $48.4 million in 1997, $46.4 million in 1998 and $15.7 million in 1999 resulted from the addition of inventory for new and acquired stores and stores expected to be opened shortly after the year-end, backstocking and the purchase of fabric used in the direct sourcing of inventory.

     Capital expenditures totaled $31.8 million, $53.5 million and $47.5 million in 1997, 1998 and 1999, respectively. The following table details capital expenditures (in millions):

                                                              1997    1998    1999
                                                              -----   -----   -----
New store construction......................................  $11.0   $22.7   $17.2
Relocation and remodeling of existing stores................    6.7     7.7    13.5
Information technology......................................    6.0    13.6     9.3
Distribution facilities.....................................    4.8     3.6     4.0
Other.......................................................    3.3     5.9     3.5
                                                              -----   -----   -----
          Total.............................................  $31.8   $53.5   $47.5
                                                              =====   =====   =====

     Property additions relating to new stores include stores in various stages of completion at the end of the fiscal year (three stores at the end of 1997, two stores at the end of 1998 and one store at the end of 1999). New store construction cost is net of $2.8 million in 1997 related to proceeds from sale and leaseback transactions and includes $2.2 million in 1998 for land costs that the Company recovered from a sale and leaseback transaction in 1999. New store construction costs were higher in 1998 and 1999 due in part to the Company's entering higher cost markets in the northeastern U.S.

     The Company had net purchases of short-term investments of $1.9 million in 1997 and net maturities of $11.7 million in 1998 and $6.0 million in 1999. The Company acquired certain other assets in connection with various transactions including, but not limited to, trademarks, tradenames, customer lists, non-compete agreements and license agreements, for $3.9 million in 1997, $6.7 million in 1998 and $0.3 million in 1999. In addition, in 1999 the Company purchased the minority interests in certain K&G stores for $2.1 million.

     Net cash provided by financing activities was $28.1 million in 1997 and includes the net proceeds of the public offering of common stock of $31.5 million in 1997. Net cash used in financing activities was $19.7 million in 1998 and $10.5 million in 1999 due mainly to the net payments of long-term debt.

     The Company's primary cash requirements are to finance working capital increases as well as to fund capital expenditure requirements which are anticipated to be approximately $72 million for 2000. This amount includes the anticipated costs of opening approximately 35 new Men's Wearhouse stores and 10 new K&G stores in 2000 at an expected average cost per store of approximately $350,000 for the Men's Wearhouse stores and approximately $325,000 for the K&G stores (excluding telecommunications and point-of-sale equipment and inventory). It also includes approximately $14 million for the first phase of construction of a new distribution center. The balance of the capital expenditures for 2000 will be used for telecommunications, point-of-sale and other computer equipment and store remodeling and expansion. The Company anticipates that each of the approximately 35 new Men's Wearhouse stores and each of the approximately 10 new K&G stores will require, on average, an initial inventory costing approximately $550,000 and $880,000, respectively (subject to the same seasonal patterns affecting inventory at all stores), which will be funded by the Company's revolving credit facility, trade credit and cash from operations. The actual amount of future capital expenditures and inventory purchases will depend in part on the number of new stores opened and the terms on which new stores are leased. Additionally, the continuing consolidation of the men's tailored clothing industry and recent financial difficulties of significant menswear retailers may present the Company with opportunities to acquire retail chains significantly larger than the Company's past acquisitions. Any such acquisitions may be undertaken as an alternative to opening new stores. The Company may use cash on hand, together with its cash flow from operations, borrowings under the Credit Agreement and issuances of equity securities, to take advantage of significant acquisition opportunities.

     The Company anticipates that its existing cash and cash flow from operations, supplemented by borrowings under its various credit agreements, will be sufficient to fund planned store openings, other capital expenditures and operating cash requirements for at least the next 12 months.

     In connection with the Company's direct sourcing program, the Company may enter into purchase commitments that are denominated in a foreign currency (primarily the Italian lira). The Company generally enters into forward exchange contracts to reduce the risk of currency fluctuations related to such commitments. The majority of the forward exchange contracts are with two financial institutions. Therefore, the Company is exposed to credit risk in the event of nonperformance by these parties. However, due to the creditworthiness of these major financial institutions, full performance is anticipated. The Company may also be exposed to market risk as a result of changes in foreign exchange rates. This market risk should be substantially offset by changes in the valuation of the underlying transactions.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

     The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." For the three years ended January 29, 2000, the accompanying consolidated financial statements are presented in accordance with this statement.

     The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," and reports its operations in one business segment -- retail sales of menswear.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet at their fair value. Gains and losses resulting from changes in the fair value of derivatives are recorded each period in current earnings or comprehensive earnings, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in comprehensive earnings will be reclassified as earnings in the period in which earnings are affected by the hedged item. In June 1999, the Financial Accounting Standards Board issued Statement No. 137, "Accounting for Derivatives Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133", which defers the effective date of SFAS 133 until the Company's year ending February 2, 2002. The Company is currently evaluating the impact, if any, of SFAS 133 on its financial position and results of operations.

YEAR 2000 RISKS

     To date, the Company has incurred approximately $2.3 million in expenditures to address the Year 2000 issue. No significant additional expenditures are expected. The conversion to the Year 2000 occurred without any significant impact on the Company's operations and none is anticipated in the future.

INFLATION

     The impact of inflation on the Company has been minimal.

FORWARD-LOOKING STATEMENTS

     Certain statements made herein and in other public filings and releases by the Company contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainty. These forward-looking statements may include, but are not limited to, future capital expenditures, acquisitions (including the amount and nature thereof), future sales, earnings, margins, costs, number and costs of store openings, demand for men's clothing, market trends in the retail men's clothing business, currency fluctuations, inflation and various economic and business trends. Forward-looking statements may be made by management orally or in writing, including, but not limited to, this Management's Discussion and Analysis of Financial Condition and Results of Operations section and other sections of the Company's filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934 and the Securities Act of 1933.

     Actual results and trends in the future may differ materially depending on a variety of factors including, but not limited to, domestic and international economic activity and inflation, the Company's successful execution of internal operating plans and new store and new market expansion plans, performance issues with key suppliers, severe weather, foreign currency fluctuations, government export and import policies and legal proceedings. Future results will also be dependent upon the ability of the Company to continue to identify and complete successful expansions and penetrations into existing and new markets, and its ability to integrate such expansions with the Company's existing operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to exposure from fluctuations in U.S. dollar/Italian lira exchange rates. As further described in Note 8 of Notes to Consolidated Financial Statements, the Company utilizes foreign currency forward exchange contracts to limit exposure to changes in currency exchange rates. At January 29, 2000, the Company had 25 contracts maturing in monthly increments to purchase an aggregate notional amount of $24.3 million in foreign currency. These forward contracts do not extend beyond June 29, 2001. At January 30, 1999, the Company had 15 contracts maturing in monthly increments to purchase an aggregate notional amount of $9.6 million in foreign currency. Unrealized pretax losses on these forward contracts totaled approximately $1.8 million at January 29, 2000 and approximately $0.1 million at January 30, 1999. A hypothetical 10% change in applicable January 29, 2000 forward rates would increase or decrease this pretax loss by approximately $2.2 million related to these positions. However, it should be noted that any change in the value of these contracts, whether real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged item.

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

     The Company is also subject to market risk due to its long-term floating rate term loan of $49.3 million at January 29, 2000 (see Note 4 of Notes to Consolidated Financial Statements). An increase in market interest rates would increase the Company's interest expense and its cash requirements for interest payments. For example, an average increase of 0.5% in the variable interest rate would increase the Company's interest expense and payments by approximately $0.2 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
The Men's Wearhouse, Inc.
Houston, Texas

     We have audited the consolidated balance sheets of The Men's Wearhouse, Inc. and its subsidiaries (the "Company") as of January 30, 1999 and January 29, 2000 and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended January 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits. The consolidated financial statements give retroactive effect to the mergers of the Company and Moores Retail Group Inc. ("Moores") and K&G Men's Center, Inc. ("K&G") in 1999, each of which has been accounted for as a pooling of interests as described in Note 2 to the consolidated financial statements. We did not audit the balance sheet of Moores as of January 31, 1999, or the related statements of earnings, stockholders' equity, and cash flows of Moores for the years ended January 31, 1998 and 1999, which statements reflect total assets of $74,263,000 as of January 31, 1999, and total revenues of $131,414,000 and $130,675,000 for the years ended January 31, 1998 and 1999, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Moores for fiscal 1997 and 1998, is based solely on the report of such other auditors. We did not audit the balance sheet of K&G as of January 30, 1999, or the related statements of earnings, stockholders' equity, and cash flows of K&G for the years ended February 1, 1998 and January 31, 1999, which statements reflect total assets of $57,230,000 as of January 31, 1999, and total revenues of $112,795,000 and $139,234,000 for the years ended February 1, 1998 and January 31, 1999, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for K&G for fiscal 1997 and 1998, is based solely on the report of such other auditors.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries as of January 30, 1999 and January 29, 2000, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                            DELOITTE & TOUCHE LLP

Houston, Texas
February 28, 2000

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of
Moores Retail Group Inc.

     We have audited the consolidated balance sheets of Moores Retail Group Inc. as at January 31, 1999 and 1998, and the consolidated statements of income and comprehensive income, stockholders' equity and cash flows for the years then ended (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in Canada. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

     In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at January 31, 1999 and 1998, and the results of its operations and the changes in its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States.

                                            ERNST & YOUNG LLP
                                            Chartered Accountants

Montreal, Canada,
March 5, 1999

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of K&G Men's Center, Inc.:

     We have audited the accompanying balance sheet of K&G Men's Center, Inc. (a Georgia corporation) and subsidiaries as of January 31, 1999 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended January 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of K&G Men's Center, Inc. and subsidiaries as of January 31, 1999 and the results of their operations and their cash flows for each of the two years in the period ended January 31, 1999 in conformity with accounting principles generally accepted in the United States.

                                            ARTHUR ANDERSEN LLP

Atlanta, Georgia
March 17, 1999

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARES) (NOTE 1)

                                                              JANUARY 30,   JANUARY 29,
                                                                 1999          2000
                                                              -----------   -----------
                                        ASSETS
CURRENT ASSETS
  Cash......................................................   $ 31,012      $  77,798
  Inventories...............................................    302,717        319,940
  Other current assets......................................     25,903         25,727
                                                               --------      ---------
          Total current assets..............................    359,632        423,465
                                                               --------      ---------
PROPERTY AND EQUIPMENT, AT COST
  Land......................................................      4,598          5,253
  Buildings.................................................     12,069         12,854
  Leasehold improvements....................................     84,911         99,843
  Furniture, fixtures and equipment.........................    110,492        131,973
                                                               --------      ---------
                                                                212,070        249,923
  Less accumulated depreciation and amortization............    (88,299)      (111,497)
                                                               --------      ---------
     Net property and equipment.............................    123,771        138,426
                                                               --------      ---------
OTHER ASSETS, Net...........................................     51,673         49,304
                                                               --------      ---------
          TOTAL.............................................   $535,076      $ 611,195
                                                               ========      =========

                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable..........................................   $ 64,878      $  76,420
  Accrued expenses..........................................     43,748         53,301
  Short-term borrowings.....................................      7,568             --
  Current portion of long-term debt.........................      3,644          2,594
  Income taxes payable......................................      9,170         10,899
                                                               --------      ---------
     Total current liabilities..............................    129,008        143,214
LONG-TERM DEBT..............................................     44,870         46,697
OTHER LIABILITIES...........................................      9,743         12,311
                                                               --------      ---------
     Total liabilities......................................    183,621        202,222
                                                               --------      ---------
COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 2,000,000 shares
     authorized, 1 share issued.............................         --             --
  Common stock, $.01 par value, 100,000,000 shares
     authorized, 41,839,829 and 41,943,143 shares issued or
     issuable...............................................        393            409
  Capital in excess of par..................................    178,144        182,662
  Retained earnings.........................................    174,146        227,191
  Accumulated comprehensive (loss) income...................       (233)            59
                                                               --------      ---------
     Total..................................................    352,450        410,321
  Treasury stock, 71,384 and 55,373 shares at cost..........       (995)        (1,348)
                                                               --------      ---------
     Total shareholders' equity.............................    351,455        408,973
                                                               --------      ---------
          TOTAL.............................................   $535,076      $ 611,195
                                                               ========      =========

  The accompanying notes are an integral part of these consolidated financial statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                              FOR THE YEARS ENDED
            JANUARY 31, 1998, JANUARY 30, 1999 AND JANUARY 29, 2000
               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (NOTE 1)

                                                                       FISCAL YEAR
                                                            ----------------------------------
                                                              1997        1998         1999
                                                            --------   ----------   ----------
Net sales.................................................  $875,319   $1,037,831   $1,186,748
Cost of goods sold, including buying and occupancy
  costs...................................................   560,150      659,997      747,782
                                                            --------   ----------   ----------
Gross margin..............................................   315,169      377,834      438,966
Selling, general and administrative expenses..............   239,315      282,789      323,328
Combination expenses:
  Transaction costs.......................................     1,521           --        7,707
  Duplicate facility costs................................        --           --        6,070
  Litigation costs........................................        --           --          930
                                                            --------   ----------   ----------
Operating income..........................................    74,333       95,045      100,931
Interest expense (net of interest income of $2,517, $2,060
  and $1,568, respectively)...............................     8,464        7,993        2,580
                                                            --------   ----------   ----------
Earnings before income taxes..............................    65,869       87,052       98,351
Provision for income taxes................................    28,535       36,910       42,394
                                                            --------   ----------   ----------
Earnings before extraordinary item........................    37,334       50,142       55,957
Extraordinary item, net of tax............................        --          701        2,912
                                                            --------   ----------   ----------
Net earnings..............................................  $ 37,334   $   49,441   $   53,045
                                                            ========   ==========   ==========
Net earnings per basic share:
  Earnings before extraordinary item......................  $   0.95   $     1.23   $     1.34
  Extraordinary item, net of tax..........................        --        (0.02)       (0.07)
                                                            --------   ----------   ----------
                                                            $   0.95   $     1.21   $     1.27
                                                            ========   ==========   ==========
Net earnings per diluted share:
  Earnings before extraordinary item......................  $   0.93   $     1.19   $     1.32
  Extraordinary item, net of tax..........................        --        (0.02)       (0.07)
                                                            --------   ----------   ----------
                                                            $   0.93   $     1.17   $     1.25
                                                            ========   ==========   ==========
Weighted average shares outstanding:
  Basic...................................................    39,194       40,738       41,848
                                                            ========   ==========   ==========
  Diluted.................................................    42,275       42,964       42,452
                                                            ========   ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     FOR THE YEARS ENDED JANUARY 31, 1998,
                     JANUARY 30, 1999 AND JANUARY 29, 2000
                     (IN THOUSANDS, EXCEPT SHARES) (NOTE 1)

                                                          CAPITAL                ACCUMULATED
                                                COMMON   IN EXCESS   RETAINED   COMPREHENSIVE   TREASURY
                                                STOCK     OF PAR     EARNINGS   (LOSS) INCOME    STOCK      TOTAL
                                                ------   ---------   --------   -------------   --------   --------
BALANCE -- February 1, 1997...................   $239    $ 104,990   $87,371        $  24       $  (579)   $192,045
  Comprehensive income:
    Net earnings..............................     --           --    37,334           --            --      37,334
    Translation adjustment....................     --           --        --         (212)           --        (212)
                                                                                                           --------
        Total comprehensive income............                                                              229,167
  Common stock issued in public offering --
    1,500,000 shares..........................     10       29,951        --           --            --      29,961
  Common stock issued upon exercise of stock
    options -- 268,268 shares.................      1        1,563        --           --            --       1,564
  Common stock withheld to satisfy tax
    withholding liabilities of
    optionees -- 84,921 shares................     --       (1,949)       --           --            --      (1,949)
  Tax benefit recognized upon exercise of
    stock options.............................     --        1,614        --           --            --       1,614
  Treasury stock issued to profit sharing
    plan -- 56,339 shares.....................     --          762        --           --           238       1,000
                                                 ----    ---------   --------       -----       -------    --------
BALANCE -- January 31, 1998...................    250      136,931   124,705         (188)         (341)    261,357
  Comprehensive income:
    Net earnings..............................     --           --    49,441           --            --      49,441
    Translation adjustment....................     --           --        --          (45)           --         (45)
                                                                                                           --------
        Total comprehensive income............                                                              310,753
  Stock dividend --50%........................    126         (126)       --           --            --          --
  Common stock issued upon conversion of
    subordinated notes --1,615,501 shares.....     16       35,909        --           --            --      35,925
  Common stock issued to stock discount
    plan -- 21,588 shares.....................     --          428        --           --            --         428
  Common stock issued in public offering --
    37,953 shares.............................     --        1,564        --           --            --       1,564
  Common stock issued upon exercise of stock
    options -- 135,590 shares.................      1        1,657        --           --            --       1,658
  Common stock withheld to satisfy tax
    withholding liabilities of
    optionees -- 26,050 shares................     --         (905)       --           --            --        (905)
  Tax benefit recognized upon exercise of
    stock options.............................     --        1,458        --           --            --       1,458
  Treasury stock purchased -- 55,000 shares...     --           --        --           --          (926)       (926)
  Treasury stock issued to profit sharing
    plan -- 64,218 shares.....................     --        1,228        --           --           272       1,500
                                                 ----    ---------   --------       -----       -------    --------
BALANCE -- January 30, 1999...................    393      178,144   174,146         (233)         (995)    351,455
  Comprehensive income:
    Net earnings..............................     --           --    53,045           --            --      53,045
    Translation adjustment....................     --           --        --          292            --         292
                                                                                                           --------
        Total comprehensive income............                                                              404,792
  Common stock issued to stock discount
    plan -- 47,481 shares.....................     --        1,301        --           --            --       1,301
  Common stock issued upon exercise of stock
    options -- 67,201 shares..................      1          910        --           --            --         911
  Common stock withheld to satisfy tax
    withholding liabilities of
    optionees -- 11,368 shares................     --         (413)       --           --            --        (413)
  Conversion of stock options upon combination
    with Moores...............................     --        1,237        --           --            --       1,237
  Conversion of exchangeable shares to common
    stock -- 1,515,629 shares.................     15          (15)       --           --            --          --
  Tax benefit recognized upon exercise of
    stock options.............................     --          418        --           --            --         418
  Treasury stock purchased -- 50,000 shares...     --           --        --           --        (1,273)     (1,273)
  Treasury stock issued to profit sharing
    plan -- 66,011 shares.....................     --        1,080        --           --           920       2,000
                                                 ----    ---------   --------       -----       -------    --------
BALANCE -- January 29, 2000...................   $409    $ 182,662   $227,191       $  59       $(1,348)   $408,973
                                                 ====    =========   ========       =====       =======    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE YEARS ENDED
            JANUARY 31, 1998, JANUARY 30, 1999 AND JANUARY 29, 2000
                            (IN THOUSANDS) (NOTE 1)

                                                                1997       1998       1999
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings..............................................  $ 37,334   $ 49,441   $ 53,045
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Extraordinary item, net of tax..........................        --        701      2,912
    Depreciation and amortization...........................    21,884     26,761     30,082
    Deferred tax provision (benefit)........................    (3,810)     2,194       (256)
    Stock option compensation expense.......................       211        137        889
    Duplicate facility costs................................        --         --      4,004
    Increase in inventories.................................   (48,431)   (46,428)   (15,737)
    Increase in other current assets........................    (1,982)    (1,285)    (1,227)
    Increase in accounts payable and accrued expenses.......    23,377      4,705     23,858
    Increase (decrease) in income taxes payable.............     5,041     (1,343)     3,271
    Increase in other liabilities...........................       170        684        444
                                                              --------   --------   --------
        Net cash provided by operating activities...........    33,794     35,567    101,285
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures, net.................................   (31,825)   (53,474)   (47,506)
  Investment in trademarks, tradenames and other
    intangibles.............................................    (3,931)    (6,718)      (321)
  Maturities of short-term investments......................    15,774     29,698      8,525
  Purchases of short-term investments.......................   (17,658)   (18,045)    (2,500)
  Purchases of minority interest............................        --         --     (2,135)
                                                              --------   --------   --------
        Net cash used in investing activities...............   (37,640)   (48,539)   (43,937)
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock....................    31,525      3,649      2,212
  Proceeds from (repayment of) revolving credit facility....    (4,421)     4,443         --
  Long-term borrowings......................................     3,773     42,500     49,688
  Principal payments on long-term debt......................      (423)   (45,809)   (60,113)
  Repayment of convertible debt.............................        --    (21,473)        --
  Deferred financing and merger costs.......................      (270)    (1,010)      (625)
  Distributions to minority interest........................      (114)      (176)        --
  Tax payments related to options exercised.................    (1,949)      (905)      (413)
  Purchase of treasury stock................................        --       (926)    (1,273)
                                                              --------   --------   --------
        Net cash provided by (used in) financing
        activities..........................................    28,121    (19,707)   (10,524)
                                                              --------   --------   --------
Effect of exchange rate changes on cash.....................    (2,109)       123        (38)
                                                              --------   --------   --------
INCREASE (DECREASE) IN CASH.................................    22,166    (32,556)    46,786
CASH:
  Beginning of period.......................................    41,402     63,568     31,012
                                                              --------   --------   --------
  End of period.............................................  $ 63,568   $ 31,012   $ 77,798
                                                              ========   ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest................................................  $  8,644   $ 10,367   $  1,445
                                                              ========   ========   ========
    Income taxes............................................  $ 27,526   $ 36,428   $ 39,417
                                                              ========   ========   ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Additional capital in excess of par, net of unamortized
    deferred financing costs, resulting from conversion of
    long-term debt into common stock........................  $     --   $ 35,909   $     --
                                                              ========   ========   ========
  Additional capital in excess of par resulting from tax
    benefit recognized upon exercise of stock options.......  $  1,614   $  1,458   $    418
                                                              ========   ========   ========
  Additional capital in excess of par resulting from
    conversion of stock options upon combination with
    Moores..................................................  $     --   $     --   $  1,237
                                                              ========   ========   ========
  Treasury stock contributed to employee stock ownership
    plan....................................................  $  1,000   $  1,500   $  2,000
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Business -- The Men's Wearhouse, Inc. and its subsidiaries (the "Company") is a specialty retailer of menswear. The Company operates throughout the United States primarily under the brand names of Men's Wearhouse and K&G and in Canada under the brand name of Moores. The Company follows the standard fiscal year of the retail industry, which is a 52-week or 53-week period ending on the Saturday closest to January 31. Fiscal year 1997 ended on January 31, 1998, fiscal year 1998 ended on January 30, 1999 and fiscal year 1999 ended on January 29, 2000. Each of these fiscal years included 52 weeks.

     Principles of Consolidation -- The consolidated financial statements include the accounts of The Men's Wearhouse, Inc. and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in the Company's consolidated financial statements. Financial data for all periods presented reflect the retroactive effect of the February 1999 combination with Moores Retail Group Inc. ("Moores") and the June 1999 combination with K&G Men's Center, Inc. ("K&G"), both accounted for as a pooling of interests (see Note 2).

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

     Cash -- For purposes of the statement of cash flows, the Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

     Inventories -- Inventories are valued at the lower of cost or market, with cost determined primarily on the retail first-in, first-out method.

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

     Buildings are depreciated using the straight-line method over their estimated useful lives of 20 to 25 years. Depreciation of leasehold improvements is computed on the straight-line method over the term of the lease or useful life of the assets, whichever is shorter. Furniture, fixtures and equipment are depreciated using primarily the straight-line method over their estimated useful lives of three to ten years.

     Other Assets -- Other assets consist primarily of goodwill and the cost of trademarks, tradenames and other intangibles acquired. These assets are being amortized over estimated useful lives of 15 to 30 years using the straight-line method.

     Impairment of Long-Lived Assets -- The Company evaluates the carrying value of long-lived assets, such as property and equipment and goodwill and other intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined, based on estimated undiscounted future cash flows, that an impairment has occurred, a loss is recognized currently for the impairment.

     Fair Value of Financial Instruments -- As of January 30, 1999 and January 29, 2000, management estimates that the fair value of cash and cash equivalents, receivables, accounts payable, accrued expenses and long-term debt are carried at amounts that reasonably approximate their fair value.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

     New Store Costs -- Promotion and other costs associated with the opening of new stores are expensed as incurred.

     Advertising -- Advertising costs are expensed as incurred. Advertising expenses were $53.3 million, $60.8 million and $64.5 million in fiscal 1997, 1998 and 1999, respectively.

     Revenue Recognition -- The Company records revenue at the time of sale and delivery.

     Stock Based Compensation -- As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The disclosures required by SFAS No. 123 are included in Note 7.

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

     Foreign Currency Translation -- Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at each balance sheet date. Shareholders' equity is translated at applicable historical exchange rates. Income, expense and cash flow items are translated at average exchange rates during the year. Resulting translation adjustments are reported as a separate component of shareholders' equity.

     Comprehensive Income -- The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting of comprehensive income in a company's financial statements. Comprehensive income includes all changes in equity during the period presented that result from transactions and other economic events other than transactions with shareholders.

     Segment Information -- The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires disclosure of certain information about operating segments. The Company considers its business as one operating segment -- retail sales of menswear -- based on the similar economic characteristics of its three brands. Revenues of Canadian retail operations were $131.4 million, $130.7 million and $133.2 million for fiscal 1997, 1998 and 1999, respectively. Long-lived assets of the Company's Canadian operations were $32.4 million and $32.7 million as of the end of fiscal 1998 and 1999, respectively.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

     New Accounting Pronouncements -- In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet at their fair value. Gains and losses resulting from changes in the fair value of derivatives are recorded each period in current earnings or comprehensive earnings, depending on whether a derivative is designated as part of a hedge transaction, and if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in comprehensive earnings will be reclassified as earnings in the period in which earnings are affected by the hedged item. In June 1999, the Financial Accounting Standards Board issued Statement No. 137, "Accounting for Derivatives Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133", which defers the effective date of SFAS 133 until the Company's year ending February 2, 2002. The Company is currently evaluating the impact, if any, of SFAS 133 on its financial position and results of operations.

2. BUSINESS COMBINATIONS AND ACQUISITIONS

     On February 10, 1999, the Company combined with Moores, a privately owned Canadian corporation, in exchange for securities ("Exchangeable Shares") exchangeable for 2.5 million shares of the Company's common stock. The Exchangeable Shares have substantially identical economic and legal rights as, and will ultimately be exchanged on a one-on-one basis for, shares of the Company's common stock. The Exchangeable Shares were issued to the shareholders and option holders of Moores in exchange for all of the outstanding shares of capital stock and options of Moores because of Canadian tax law considerations. All Exchangeable Shares must be converted into common stock of the Company within five years of the combination. As of January 29, 2000, there were 1.0 million Exchangeable Shares that have not yet been converted but are reflected as common stock outstanding for financial reporting purposes by the Company. The combination with Moores has been accounted for as a pooling of interests.

     On June 1, 1999, the Company combined with K&G, a superstore retailer of men's apparel and accessories operating 34 stores in 16 states, with K&G becoming a wholly owned subsidiary of the Company. The Company issued approximately 4.4 million shares of its common stock to K&G shareholders based on an exchange ratio of 0.43 of a share of the Company's common stock for each share of K&G common stock outstanding. In addition, the Company converted the outstanding options to purchase K&G common stock, whether vested or unvested, into options to purchase 228,000 shares of the Company's common stock based on the exchange ratio of 0.43. The combination has been accounted for as a pooling of interests.

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

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

     The following is a reconciliation of the amounts of revenues and net earnings previously reported by the Company to the combined amounts of revenues and earnings after giving effect to the combinations with Moores on February 10, 1999 and K&G on June 1, 1999 (in thousands):

                                                                           THREE MONTHS
                                                        FISCAL YEAR           ENDED
                                                   ---------------------      MAY 1,
                                                     1997        1998          1999
                                                   --------   ----------   ------------
Revenues
  The Men's Wearhouse (as previously reported)...  $631,110   $  767,922     $222,183
  Moores.........................................   131,414      130,675           --
  K&G............................................   112,795      139,234       36,681
                                                   --------   ----------     --------
          Combined...............................  $875,319   $1,037,831     $258,864
                                                   ========   ==========     ========
Net earnings (loss)
  The Men's Wearhouse (as previously reported)...  $ 28,883   $   40,219     $   (500)
  Moores.........................................     2,068        2,993           --
  K&G............................................     6,383        6,229        1,338
                                                   --------   ----------     --------
          Combined...............................  $ 37,334   $   49,441     $    838
                                                   ========   ==========     ========

     The separate results of Moores' operations during the 10 day period from February 1, 1999 through February 10, 1999 were not material to the Company's operations as a whole, and therefore, are not disclosed separately in the table above.

     The separate results of operations for K&G in fiscal 1999 for the period prior to its combination with the Company are reflected in the table above for the three months ended May 1, 1999. The fiscal 1999 extraordinary item of $2,912, net of tax, reported by the Company was not affected by the combination with K&G.

     In May 1997, the Company acquired six men's tailored clothing stores, including inventory, operating in Texas and Louisiana. In February 1998, the Company acquired four stores, including inventory, operating in Detroit, Michigan. Also acquired were trademarks, trade names and other intangible assets associated with these businesses.

     Transaction costs in fiscal 1997 consist of professional fees, regulatory fees and other costs related to a withdrawn financing initiative by Moores.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

3. EARNINGS PER SHARE

     Basic EPS is computed using the weighted average number of common shares outstanding during the period and net earnings. Diluted EPS gives effect to the potential dilution which would have occurred if additional shares were issued for stock options exercised under the treasury stock method and, in fiscal 1997 and 1998, conversion of convertible debt, with net earnings adjusted for interest expense associated with the convertible debt. The following table reconciles the earnings and shares used in the basic and diluted EPS computations (in thousands, except per share amounts):

                                                                  FISCAL YEAR
                                                          ---------------------------
                                                           1997      1998      1999
                                                          -------   -------   -------
Earnings before extraordinary item......................  $37,334   $50,142   $55,957
Extraordinary item, net of tax..........................       --       701     2,912
                                                          -------   -------   -------
Net earnings............................................  $37,334   $49,441   $53,045
                                                          =======   =======   =======
Weighted average number of common shares outstanding....   39,194    40,738    41,848
                                                          =======   =======   =======
Basic EPS
  Earnings before extraordinary item....................  $  0.95   $  1.23   $  1.34
  Extraordinary item, net of tax........................       --     (0.02)    (0.07)
                                                          -------   -------   -------
  Net earnings..........................................  $  0.95   $  1.21   $  1.27
                                                          =======   =======   =======
Earnings before extraordinary item......................  $37,334   $50,142   $55,957
Interest on notes, net of taxes.........................    1,943     1,144        --
                                                          -------   -------   -------
As adjusted.............................................   39,277    51,286    55,957
Extraordinary item, net of tax..........................       --       701     2,912
                                                          -------   -------   -------
As adjusted.............................................  $39,277   $50,585   $53,045
                                                          =======   =======   =======
Weighted average number of common shares outstanding....   39,194    40,738    41,848
Assumed exercise of stock options.......................      553       684       604
Assumed conversion of notes.............................    2,528     1,542        --
                                                          -------   -------   -------
As adjusted.............................................   42,275    42,964    42,452
                                                          =======   =======   =======
Diluted EPS
  Earnings before extraordinary item....................  $  0.93   $  1.19   $  1.32
  Extraordinary item, net of tax........................       --     (0.02)    (0.07)
                                                          -------   -------   -------
  Net earnings..........................................  $  0.93   $  1.17   $  1.25
                                                          =======   =======   =======

4. LONG-TERM DEBT

     In February 1999, the Company amended and restated its revolving credit agreement with a group of banks (the "Credit Agreement"). This agreement provides for borrowing of up to $125 million through February 5, 2004. Advances under the Credit Agreement bear interest at a rate per annum equal to, at the Company's option, the agent's prime rate or the reserve adjusted LIBOR rate plus an interest rate margin varying between .75% to 1.25%. The Credit Agreement provides for fees applicable to unused commitments of .125% to .225%. As of January 29, 2000, there was no indebtedness outstanding under the Credit Agreement.

     The Credit Agreement contains various restrictive and financial covenants, including the requirement to maintain a minimum level of net worth and certain financial ratios. The Credit Agreement also prohibits payment of cash dividends on the common stock of the Company. The Company is in compliance with the covenants in the Credit Agreement.

     In February 1999, the Company also entered into two Canadian credit facilities in conjunction with the combination with Moores (see Note 2). These facilities include a revolving credit agreement (the "Canadian Credit Agreement"), which provides for borrowings up to Can$30 million (US$20 million) through

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

February 5, 2004 and a term credit agreement (the "Term Loan"), which provides for borrowings of Can$75 million (US$50 million). The Company's total indebtedness of US$49.3 million as of January 29, 2000 consists of Term Loan borrowings. The Term Loan is to be repaid in quarterly installments of Can$0.9 million (US$0.6 million) beginning May 1, 1999, with the remaining unpaid principal payable on February 5, 2004. The effective interest rate for the Term Loan at January 29, 2000 was 6.0%. Covenants and interest rates are substantially similar to those contained in the Company's Credit Agreement. Borrowings under these agreements were used to repay approximately US$57 million in outstanding indebtedness of Moores with the remaining availability used to fund cash operating and other requirements of Moores. The refinanced Moore's debt, which totaled US$55.9 million at January 30, 1999, consisted of a revolving credit facility and three notes payable with effective interest rates ranging from 8.7% to 15.7%.

     In June 1999, the Company, in conjunction with the combination with K&G, repaid $0.2 million in outstanding notes payable of K&G. This indebtedness, which was outstanding at January 30, 1999, consisted of two notes payable with fixed interest rates ranging from 6% to 12%.

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

     Maturities of long-term debt for the next five fiscal years are as follows:
2000 -- $2.6 million; 2001 -- $2.6 million; 2002 -- $2.6 million; 2003 -- $2.6 million and 2004 -- $38.9 million.

     The Company utilizes letters of credit for inventory purchases. At January 29, 2000, letters of credit totaling approximately $13.2 million were issued and outstanding.

5. INCOME TAXES

     The provision for income taxes consists of the following (in thousands):

                                                                  FISCAL YEAR
                                                          ---------------------------
                                                           1997      1998      1999
                                                          -------   -------   -------
Current tax expense:
  Federal...............................................  $23,526   $25,715   $32,338
  State.................................................    4,498     4,558     5,486
  Foreign...............................................    4,321     4,443     4,826
Deferred tax expense (benefit):
  Federal and state.....................................   (3,554)    2,594       125
  Foreign...............................................     (256)     (400)     (381)
                                                          -------   -------   -------
          Total.........................................  $28,535   $36,910   $42,394
                                                          =======   =======   =======

     The table above does not include the tax benefit of $0.5 million in fiscal 1998 and $1.4 million in fiscal 1999 related to extraordinary items. In addition, no provision for U.S. income taxes or Canadian withholding taxes has been made on the cumulative undistributed earnings of Moores (approximately $13.6 million at January 29, 2000) since such earnings are considered to be permanently invested in Canada. The determination of any unrecognized deferred tax liability for the cumulative undistributed earnings of Moores is not considered practicable since such liability, if any, will depend on a number of factors that cannot be known until such time as a decision to repatriate the earnings might be made by management.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

     A reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

                                                                 FISCAL YEAR
                                                              ------------------
                                                              1997   1998   1999
                                                              ----   ----   ----
Federal statutory rate......................................   35%    35%    35%
State income taxes, net of federal benefit..................    5      5      4
Nondeductible transaction costs.............................    1     --      3
Other.......................................................    2      2      1
                                                               --     --     --
                                                               43%    42%    43%
                                                               ==     ==     ==

     At January 30, 1999 the Company had net deferred tax assets of $3.9 million with $7.5 million classified as other current assets and $3.6 million classified as other liabilities (noncurrent). At January 29, 2000, the Company had net deferred tax assets of $4.7 million with $10.9 million classified as other current assets and $6.2 million classified as other liabilities (noncurrent). No valuation allowance was required for the deferred tax assets. Total deferred tax assets and liabilities and the related temporary differences as of January 30, 1999 and January 29, 2000 were as follows (in thousands):

                                                              JANUARY 30,   JANUARY 31,
                                                                 1999          2000
                                                              -----------   -----------
Deferred tax assets:
  Accrued rent and other expenses...........................    $ 5,759       $ 6,615
  Accrued compensation......................................      1,034         1,272
  Accrued markdowns.........................................      1,826         3,088
  Deferred intercompany profits.............................      1,486         1,963
  Other.....................................................        437           621
                                                                -------       -------
                                                                 10,542        13,559
                                                                -------       -------
Deferred tax liabilities:
  Capitalized inventory costs...............................     (2,557)       (2,085)
  Property and equipment....................................     (2,555)       (3,981)
  Intangibles...............................................     (1,024)       (1,044)
  Deferred intercompany interest............................         --        (1,174)
  Other.....................................................       (522)         (604)
                                                                -------       -------
                                                                 (6,658)       (8,888)
                                                                -------       -------
Net deferred tax assets.....................................    $ 3,884       $ 4,671
                                                                =======       =======

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

6. OTHER ASSETS AND ACCRUED EXPENSES

     Other assets consist of the following (in thousands):

                                                              JANUARY 30,   JANUARY 29,
                                                                 1999          2000
                                                              -----------   -----------
Goodwill and other intangibles..............................    $48,796       $51,541
Accumulated amortization....................................     (5,363)       (8,422)
                                                                -------       -------
                                                                 43,433        43,119
Deposits and other..........................................      8,240         6,185
                                                                -------       -------
          Total.............................................    $51,673       $49,304
                                                                =======       =======
Accrued expenses consist of the following (in thousands):

Sales, payroll and property taxes payable...................    $11,440       $11,084
Accrued salary, bonus and vacation..........................     11,472        15,397
Other.......................................................     20,836        26,820
                                                                -------       -------
          Total.............................................    $43,748       $53,301
                                                                =======       =======

7. CAPITAL STOCK, STOCK OPTIONS AND BENEFIT PLANS

     In July 1997, the Company sold 1,500,000 shares of common stock with net proceeds to the Company of $30.0 million. In addition, the Company effected a 50% stock dividend on June 19, 1998. All share and per share amounts reflected in the financial statements give retroactive effect to the stock dividend. In July 1998, K&G issued 88,263 shares of its common stock in a public offering with net proceeds of $1.6 million. As a result of the June 1999 merger (see Note
2), the shares of K&G common stock issued were converted into 37,953 shares of the Company's common stock based upon an Exchange Ratio of .43.

     The Company has adopted the 1992 Stock Option Plan ("1992 Plan") which, as amended, provides for the grant of options to purchase up to 1,071,507 shares of the Company's common stock to full-time key employees (excluding certain officers), the 1996 Stock Option Plan ("1996 Plan") which provides for the grant of options to purchase up to 1,125,000 shares of the Company's common stock to full-time key employees (excluding certain officers), and the 1998 Key Employee Stock Option Plan ("1998 Plan") which, as amended, provides for the grant of options to purchase up to 2,100,000 shares of the Company's common stock to full-time key employees (excluding certain officers). Each of the plans will expire at the end of ten years and no option may be granted pursuant to the plans after the expiration date. In fiscal 1992, the Company also adopted a Non-Employee Director Stock Option Plan ("Director Plan") which, as amended, provides for the grant of options to purchase up to 67,500 shares of the Company's common stock to non-employee directors of the Company. Options granted under these plans must be exercised within ten years of the date of grant.

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

     In connection with an employment agreement entered into in January 1991 with an officer of the Company, that officer was granted options to acquire 796,705 shares of common stock of the Company at a price of $1.57 per share. Among other things, the employment agreement provides that upon the exercise of any of these options, the Company will pay the officer an amount which, after the payment of income taxes by the officer on such amount, will equal the $1.57 per share purchase price for the shares purchased upon

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES exercise of the options. The Company recognized compensation expense as the options vested. The officer exercised 110,654 options in fiscal 1997. As of January 31, 1998, all stock options granted in connection with this employment agreement have been exercised.

     As discussed in Note 2, the Company converted options to purchase K&G common stock into options to purchase shares of the Company's common stock in connection with the combination with K&G. The following table is a summary of the Company's stock option activity:

                                                                    WEIGHTED
                                                  SHARES UNDER      AVERAGE         OPTIONS
                                                     OPTION      EXERCISE PRICE   EXERCISABLE
                                                  ------------   --------------   -----------
Options outstanding, February 1, 1997...........   1,457,668         $11.63          534,770
                                                                                   =========
  Granted.......................................     723,910          23.87
  Exercised.....................................    (268,268)          5.14
  Forfeited.....................................      (8,155)         14.27
                                                   ---------
Options outstanding, January 31, 1998...........   1,905,155          17.18          548,685
                                                                                   =========
  Granted.......................................     312,390          29.94
  Exercised.....................................    (135,590)         11.46
  Forfeited.....................................     (24,977)         20.15
                                                   ---------
Options outstanding, January 30, 1999...........   2,056,978          19.46          740,635
                                                                                   =========
  Granted.......................................     142,557          23.46
  Exercised.....................................     (67,201)         13.08
  Forfeited.....................................     (79,374)         39.19
                                                   ---------
Options outstanding, January 29, 2000...........   2,052,960          19.18        1,063,649
                                                   =========                       =========

     Grants of stock options outstanding as of January 29, 2000 are summarized as follows:

                                                  OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                         -------------------------------------   -----------------------
                                                        WEIGHTED-
                                                         AVERAGE     WEIGHTED-                 WEIGHTED-
                                                        REMAINING     AVERAGE                   AVERAGE
RANGE OF                                   NUMBER      CONTRACTUAL   EXERCISE      NUMBER      EXERCISE
EXERCISE PRICES                          OUTSTANDING      LIFE         PRICE     EXERCISABLE     PRICE
---------------                          -----------   -----------   ---------   -----------   ---------
$ 3.85 to 15.00........................     454,665     4.7 Years     $10.53        363,538     $ 8.69
 15.01 to 25.00........................   1,304,361     7.6 Years      19.31        620,218      15.56
 25.01 to 50.00........................     293,934     8.5 Years      31.99         79,893      25.64
                                          ---------                               ---------
  3.85 to 50.00........................   2,052,960                    19.18      1,063,649      16.76
                                          =========                               =========

     As of January 29, 2000, 1,314,819 options were available for grant under existing plans and 3,367,779 shares of common stock were reserved for future issuance under these plans.

     The difference between the option price and the fair market value of the Company's common stock on the dates that options for 268,268, 135,590 and 67,201 shares of common stock were exercised during 1997, 1998 and 1999, respectively, resulted in a tax benefit to the Company of $1.6 million in 1997, $1.5 million in 1998 and $0.4 million in 1999, which has been recognized as capital in excess of par. In addition, the Company withheld 84,921 shares, 26,050 shares and 11,368 shares, respectively, of such common stock for withholding payments made to satisfy the optionees' income tax liabilities resulting from the exercises.

     The Company has a profit sharing plan, in the form of an employee stock plan, which covers all eligible employees, and an employee tax-deferred savings plan. Contributions to the plans are made at the discretion of the Board of Directors. During 1997, 1998 and 1999, contributions charged to operations were $1.5 million, $2.1 million and $2.8 million, respectively, for the plans.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

     In 1998, the Company adopted an Employee Stock Discount Plan ("ESDP"), which allows employees to authorize after-tax payroll deductions to be used for the purchase of up to 1,425,000 shares of the Company's common stock at 85% of the then fair market value. The Company makes no contributions to this plan but pays all brokerage, service and other costs incurred. A participant may not purchase more than $2,500 in value of shares during any calendar quarter. During 1998 and 1999, employees purchased 21,588 and 47,481 shares, respectively, under the ESDP, the weighted-average fair value of which was $19.86 and $21.89 per share, respectively. As of January 29, 2000, 1,355,931 shares were reserved for future issuance under the ESDP.

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

                                                                  FISCAL YEAR
                                                          ---------------------------
                                                           1997      1998      1999
                                                          -------   -------   -------
Earnings before extraordinary item:
As reported.............................................  $37,334   $50,142   $55,957
Pro forma...............................................  $36,178   $48,325   $53,623

Earnings per share before extraordinary item:
As reported:
  Basic.................................................  $  0.95   $  1.23   $  1.34
  Diluted...............................................  $  0.93   $  1.19   $  1.32
Pro forma:
  Basic.................................................  $  0.92   $  1.19   $  1.28
  Diluted...............................................  $  0.90   $  1.15   $  1.26

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which resulted in a weighted-average fair value of $10.90, $13.76 and $14.61 for grants made during fiscal 1997, 1998 and 1999, respectively. The following assumptions were used for option grants in 1997, 1998 and 1999, respectively: expected volatility of 52.15%, 52.07% and 52.92%, risk-free interest rates (U.S. Treasury five year notes) of 5.48%, 4.78% and 5.31%, and an expected life of five years.

8. COMMITMENTS AND CONTINGENCIES

  Lease commitments

     The Company leases retail business locations, office and warehouse facilities, computer equipment and automotive equipment under operating leases expiring in various years through 2019. Rent expense for fiscal 1997, 1998 and 1999 was $44.7 million, $52.9 million and $61.5 million, respectively, and includes contingent rentals of $0.3 million, $0.1 million and $0.4 million, respectively.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

     Minimum future rental payments under noncancelable operating leases as of January 29, 2000 for each of the next five years and in the aggregate are as follows (in thousands):

FISCAL YEAR                                                    AMOUNT
-----------                                                   --------
2000........................................................  $ 65,107
2001........................................................    61,581
2002........................................................    56,525
2003........................................................    50,334
2004........................................................    42,194
Thereafter..................................................   106,205
                                                              --------
          Total.............................................  $381,946
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

  Currency contracts

     The Company routinely enters into inventory purchase commitments that are denominated in a foreign currency (primarily the Italian lira). To protect against currency exchange risks associated with certain firmly committed and certain other probable, but not firmly committed inventory transactions, the Company enters into foreign currency forward exchange contracts. At January 29, 2000, the Company held forward exchange contracts with notional amounts totaling $24.3 million. All such contracts expire within 17 months. Gains and losses associated with these contracts are accounted for as part of the underlying inventory purchase transactions. The fair value of the forward exchange contracts is estimated by comparing the cost of the foreign currency to be purchased under the contracts using the exchange rates obtained under the contracts (adjusted for forward points) to the hypothetical cost using the spot rate at year end. At January 29, 2000, the contracts outstanding had a fair value of $1.8 million less than their notional value.

     The majority of the forward exchange contracts are with two financial institutions. Therefore, the Company is exposed to credit risk in the event of nonperformance by these parties. However, due to the creditworthiness of these major financial institutions, full performance is anticipated. The Company may also be exposed to market risk as a result of changes in foreign exchange rates. This market risk should be substantially offset by changes in the valuation of the underlying transactions.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

9. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The Company's quarterly results of operations reflect all adjustments, consisting only of normal, recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The consolidated results of operations by quarter for the 1998 and 1999 fiscal years are presented below (in thousands, except per share amounts):

                                                              FISCAL 1998
                                                             QUARTERS ENDED
                                            ------------------------------------------------
                                             MAY 2,    AUGUST 1,   OCTOBER 31,   JANUARY 30,
                                              1998       1998         1998          1999
                                            --------   ---------   -----------   -----------
Net sales.................................  $229,830   $226,580     $234,273      $347,148
Gross margin..............................    80,546     82,990       83,651       130,194
Earnings before extraordinary item........     8,126     10,389        8,828        22,799
Net earnings..............................  $  8,126   $ 10,389     $  8,127      $ 22,799
Earnings per share before extraordinary
  item:
  Basic...................................  $   0.20   $   0.26     $   0.22      $   0.55
  Diluted.................................  $   0.20   $   0.25     $   0.21      $   0.54

                                                              FISCAL 1999
                                                             QUARTERS ENDED
                                            ------------------------------------------------
                                             MAY 1,    JULY 31,    OCTOBER 30,   JANUARY 29,
                                              1999       1999         1999          2000
                                            --------   ---------   -----------   -----------
Net sales.................................  $258,864   $256,567     $272,836      $398,481
Gross margin..............................    91,435     93,294       99,593       154,644
Earnings before extraordinary item........     3,750      8,750       12,972        30,485
Net earnings..............................  $    838   $  8,750     $ 12,972      $ 30,485
Earnings per share before extraordinary
  item :
  Basic...................................  $   0.09   $   0.21     $   0.31      $   0.73
  Diluted.................................  $   0.09   $   0.21     $   0.31      $   0.72

     In the first quarter of 1999, the Company recorded an extraordinary charge of $2.9 million, net of a $1.4 million tax benefit, related to the write-off of deferred financing costs and prepayment penalties for the refinancing of approximately US$57 million of Moores' indebtedness.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for its Annual Meeting of Shareholders to be held June 21, 2000.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for its Annual Meeting of Shareholders to be held June 21, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for its Annual Meeting of Shareholders to be held June 21, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for its Annual Meeting of Shareholders to be held June 21, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS.

     The following consolidated financial statements of the Company are included in Part II, Item 8.

        Independent Auditors' Reports
        Consolidated Balance Sheets as of January 30, 1999 and January 29, 2000 Consolidated Statements of Earnings for the years ended January 31,
           1998, January 30, 1999 and January 29, 2000
        Consolidated Statements of Shareholders' Equity for the years ended
           January 31, 1998, January 30, 1999 and January 29, 2000
        Consolidated Statements of Cash Flows for the years ended January 31,
           1998, January 30, 1999 and January 29, 2000
        Notes to Consolidated Financial Statements

2. FINANCIAL STATEMENT SCHEDULES

     All such schedules are omitted because they are not applicable or because the required information is included in the Consolidated Financial Statements or Notes thereto.

3. EXHIBITS

        EXHIBIT
         NUMBER                                 EXHIBIT INDEX
        -------                                 -------------
           3.1           -- Restated Articles of Incorporation (incorporated by
                            reference from Exhibit 3.1 to the Company's Quarterly
                            Report on Form 10-Q for the quarter ended July 30, 1994).
           3.2           -- By-laws, as amended (incorporated by reference from
                            Exhibit 3.2 to the Company's Annual Report on Form 10-K
                            for the fiscal year ended February 1, 1997).
           3.3           -- Certificate of Designation, Preferences, Limitations and
                            Relative Rights of the Series A Special Voting Preferred
                            Stock. (incorporated by reference from Exhibit 3.3 to the
                            Company's Annual Report of Form 10-K for the fiscal year
                            ended January 20, 1999).
           3.4           -- Articles of Amendment to the Restated Articles of
                            Incorporation (incorporated by reference from Exhibit 3.1
                            to the Company's Quarterly Report on Form 10-Q for the
                            quarter ended July 31, 1999).
           4.1           -- Restated Articles of Incorporation (included as Exhibit
                            3.1).
           4.2           -- By-laws (included as Exhibit 3.2).
           4.3           -- Form of Common Stock certificate (incorporated by
                            reference from Exhibit 4.3 to the Company's Registration
                            Statement on Form S-1 (Registration No. 33-45949)).
          *4.4           -- Employment Agreement dated as of January 31, 1991, by and between the Company and David H. Edwab, including the
                            First Amendment thereto dated as of September 30, 1991
                            (incorporated by reference from Exhibit 4.4 to the
                            Company's Registration Statement on Form S-1
                            (Registration No. 33-45949)).
          *4.5           -- Second Amendment effective as of January 1, 1993, to
                            Employment Agreement dated as of January 31, 1991, by and
                            between the Company and David H. Edwab (incorporated by
                            reference from Exhibit 4.5 to the Company's Registration
                            Statement on Form S-1 (Registration No. 33-60516)).
          *4.6           -- Second [sic] Amendment dated as of April 12, 1994, to
                            Employment Agreement dated as of January 31, 1991
                            (incorporated by reference to Exhibit 4.6 to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended January 28, 1995).
           4.7           -- Registration Rights Agreement dated as of November 18,
                            1998, by and among The Men's Wearhouse, Inc. and Marpro
                            Holdings, Inc., MGB Limited Partnership, Capital
                            D'Amerique CDPQ Inc., Cerberus International, Ltd., Ultra
                            Cerberus Fund, Ltd., Styx International Ltd., The Long
                            Horizons Overseas Fund Ltd., The Long Horizons Fund, L.P.
                            and Styx Partners, L.P. (incorporated by reference from
                            Exhibit 4.13 to the Company's Registration Statement on
                            Form S-3 (Registration No. 333-69979)).
           4.8           -- Support Agreement dated February 10, 1999, between The
                            Men's Wearhouse, Inc., Golden Moores Company, Moores
                            Retail Group Inc. and Marpro Holdings, Inc., MGB Limited
                            Partnership, Capital D'Amerique CDPQ Inc., Cerberus
                            International, Ltd., Ultra Cerberus Fund, Ltd., Styx
                            International Ltd., The Long Horizons Overseas Fund Ltd.,
                            The Long Horizons Fund, L.P. and Styx Partners, L.P.
                            (incorporated by reference from Exhibit 4.2 to the
                            Company's Current Report on Form 8-K (Registration No.
                            333-72549)).

        EXHIBIT
         NUMBER                                 EXHIBIT INDEX
        -------                                 -------------
           4.9           -- Revolving Credit Agreement dated as of February 5, 1999, by and among the Company and NationsBank of Texas N.A.
                            and the Banks listed therein, including form of Revolving
                            Note. (incorporated by reference from Exhibit 4.13 to the
                            Company's Annual Report of Form 10-K for the fiscal year
                            ended January 30, 1999.)
           4.10          -- Term Credit Agreement dated as of February 5, 1999, by
                            and among the Company, certain subsidiaries of the
                            Company and NationsBank of Texas N.A. and the Banks
                            listed therein, including form of Term Note.
                            (incorporated by reference from Exhibit 4.14 to the
                            Company's Annual Report of Form 10-K for the fiscal year
                            ended January 30, 1999).
           4.11          -- Revolving Credit Agreement dated as of February 10, 1999, by and among the Company, certain subsidiaries of the
                            Company and Bank of America Canada and the Banks listed
                            therein, including form of Revolving Note. (incorporated
                            by reference from Exhibit 4.15 to the Company's Annual
                            Report of Form 10-K for the fiscal year ended January
                            30,1999).
           4.12          -- Certificate of Designation, Preferences, Limitations and
                            Relative Rights of the Series A Special Voting Preferred
                            Stock (included as Exhibit 3.3).
           9.1           -- Voting Trust Agreement dated February 10, 1999, by and
                            between The Men's Wearhouse, Inc., Golden Moores Company,
                            Moores Retail Group Inc. and The Trust Company of Bank of
                            Montreal (incorporated by reference from Exhibit 9.1 to
                            the Company's Current Report on Form 8-K (Registration
                            No. 333-72579)).
         *10.1           -- Employment Agreement dated as of January 31, 1991,
                            including the First Amendment thereto dated as of
                            September 30, 1991 by and between the Company and David
                            H. Edwab (included as Exhibit 4.4).
         *10.2           -- Second Amendment effective as of January 1, 1993, to
                            Employment Agreement dated as of January 31, 1991, by and
                            between the Company and David H. Edwab (included as
                            Exhibit 4.5).
         *10.3           -- Second [sic] Amendment dated as of April 12, 1994, to
                            Employment Agreement dated as of January 31, 1991
                            (incorporated by reference to Exhibit 4.6 to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended January 28, 1995).
         *10.4           -- 1992 Stock Option Plan (incorporated by reference from
                            Exhibit 10.5 to the Company's Registration Statement on
                            Form S-1 (Registration No. 33-45949)).
         *10.5           -- First Amendment to 1992 Stock Option Plan (incorporated by Reference from Exhibit 10.9 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            33-60516)).
         *10.6           -- Non-Employee Director Stock Option Plan (incorporated by reference from Exhibit 10.7 to the Company's Registration
                            Statement on Form S-1 (Registration No. 33-45949)).
         *10.7           -- First Amendment to Non-Employee Director Stock Option
                            Plan (incorporated by reference from Exhibit 10.16 to the
                            Company's Registration Statement on Form S-1
                            (Registration No. 33-45949)).
          10.8           -- Commercial Lease dated September 1, 1995, by and between the Company and Zig Zag, A Joint Venture (incorporated by
                            reference from Exhibit 10.1 to the Company's Quarterly
                            Report on Form 10-Q for the quarter ended May 4, 1996).

        EXHIBIT
         NUMBER                                 EXHIBIT INDEX
        -------                                 -------------
          10.9           -- Commercial Lease dated April 5, 1989, by and between the
                            Company and Preston Road Partnership (incorporated by
                            reference from Exhibit 10.10 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            33-45949)).
         *10.10          -- Stock Agreement dated as of March 23, 1992, between the
                            Company and George Zimmer (incorporated by reference from
                            Exhibit 10.13 to the Company's Registration Statement on
                            Form S-1 (Registration No. 33-45949)).
         *10.11          -- Split-Dollar Agreement and related Split-Dollar
                            Collateral Assignment dated November 25, 1994 between the
                            Company, George Zimmer and David Edwab, Co-Trustee of the
                            Zimmer 1994 Irrevocable Trust (incorporated by reference
                            to Exhibit 10.20 to the Company's Annual Report on Form
                            10-K for the fiscal year ended January 28, 1995).
         *10.12          -- 1996 Stock Option Plan (incorporated by reference from
                            Exhibit 10.2 to the Company's Quarterly Report on Form
                            10-Q for the quarter ended August 3, 1996).
         *10.13          -- Second Amendment to Non-Employee Director Stock Option
                            Plan (incorporated by reference to Exhibit 10.3 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended August 3, 1996).
          10.14          -- 1998 Key Employee Stock Option Plan (incorporated by
                            reference from Exhibit 10.18 to the Company's Annual
                            Report on Form 10-K for the fiscal year ended January 31,
                            1998).
          10.15          -- First amendment to 1998 Key Employee Stock Option Plan
                            (incorporated by reference from Exhibit 4.1 to the
                            Company's registration Statement on Form S-8
                            (registration No. 333-80033)).
          10.16          -- Amended and Restated Employment Agreement dated as of
                            June 1, 1999, by and between K&G Men's Center, Inc. and
                            Stephen H. Greenspan (incorporated by reference from
                            Exhibit 10.1 of the Company's Current Report on Form 8-K
                            dated June 11, 1999).
          10.17          -- Lease dated October 1, 1994, by and between Stephen H.
                            Greenspan, Paul Ruben and Richard M. Vehon and T&C
                            Liquidators, Inc. (Filed herewith.)
          10.18          -- Amendment to Lease dated April 15, 1996, by and between
                            Stephen H. Greenspan, Paul Ruben and Richard M. Vehon and
                            T&C Liquidators, Inc. (Filed herewith.)
          10.19          -- Lease Agreement dated November 20, 1995, by and between
                            Ellsworth Realty, L.L.C. and K&G Men's Center, Inc.
                            (Filed herewith.)
          10.20          -- Amendment to Lease Agreement dated November 29, 1995, by and between Ellsworth Realty, L.L.C. and K&G Men's
                            Center, Inc. (Filed herewith.)
          10.21          -- Second Amendment to Lease Agreement dated July 1, 1999, by and between Ellsworth Realty, L.L.C. and K&G Men's
                            Center, Inc. (Filed herewith.)
          10.22          -- Second Amendment to 1998 Key Employee Stock Option Plan.
                            (Filed herewith.)
          10.23          -- Limited Liability Company Agreement of Chelsea Market
                            Systems, L.L.C. dated January 3, 2000, between and among
                            Renwick Technologies, Inc. and Harry M. Levy. (Filed
                            herewith.)
          10.24          -- Software Development Agreement dated January 3, 2000, by and between the Company and Chelsea Market Systems,
                            L.L.C. (Filed herewith.)
          21.1           -- Subsidiaries of the Company. (Filed herewith.)
          23.1           -- Consent of Deloitte & Touche LLP, independent auditors.
                            (Filed herewith.)
          23.2           -- Consent of Ernst & Young LLP, independent auditors.
                            (Filed herewith.)
          23.3           -- Consent of Arthur Andersen LLP, independent auditors.
                            (Filed herewith.)

        EXHIBIT
         NUMBER                                 EXHIBIT INDEX
        -------                                 -------------
          27.1           -- Financial Data Schedule. (Filed herewith.)
          27.2           -- Restated financial data schedule for the first, second
                            and third quarters in fiscal years 1997 and for fiscal
                            years 1996 and 1997 (incorporated by reference from
                            Exhibit 27.2 to the Company's Quarterly Report on Form
                            10-Q for the quarter ended July 31, 1999).
          27.3           -- Restated financial data schedule for the first, second
                            and third quarters in fiscal years 1998, for the first
                            quarter in fiscal year 1999 and for fiscal year 1998
                            (incorporated by reference from Exhibit 27.3 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended July 31, 1999).
          27.4           -- Restated financial data schedule, as amended, for the
                            first quarter in fiscal year 1999. (Filed herewith.)

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

     The Company will furnish a copy of any exhibit described above to any beneficial holder of its securities upon receipt of a written request therefor, provided that such request sets forth a good faith representation that, as of the record date for the Company's 2000 Annual Meeting of Shareholders, such beneficial holder is entitled to vote at such meeting, and provided further that such holder pays to the Company a fee compensating the Company for its reasonable expenses in furnishing such exhibits.

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

     On June 11, 1999, the Company filed a report on Form 8-K related to the June 1, 1999 closing of the K&G merger. K&G consolidated financial statements, including a consolidated balance sheet as of February 1, 1998 and January 31, 1999, a consolidated statement of operations, a consolidated statement of stockholders' equity and a consolidated statement of cash flows, each for the year ended February 2, 1997, February 1,1998 and January 31, 1999, as well as pro forma financial statements including a combined balance sheet as of January 30, 1999 and combined statements of earnings for the years ended February 1, 1997, January 31, 1998 and January 30, 1999, were included in this current report on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            THE MEN'S WEARHOUSE, INC.

                                            By:      /s/ GEORGE ZIMMER
                                              ----------------------------------
                                                        George Zimmer
                                                  Chairman of the Board and
                                                   Chief Executive Officer

Dated: April 28, 2000

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

                      SIGNATURE                                       TITLE                        DATE
                      ---------                                       -----                        ----

                  /s/ GEORGE ZIMMER                     Chairman of the Board, Chief          April 28, 2000
-----------------------------------------------------     Executive Officer and Director
                    George Zimmer

                   /s/ DAVID EDWAB                      President and Director                April 28, 2000
-----------------------------------------------------
                     David Edwab

                 /s/ GARY G. CKODRE                     Vice President -- Finance and         April 28, 2000
-----------------------------------------------------     Principal Financial and
                   Gary G. Ckodre                         Accounting Officer

               /s/ RICHARD E. GOLDMAN                   Executive Vice President and          April 28, 2000
-----------------------------------------------------     Director
                 Richard E. Goldman

                  /s/ HARRY M. LEVY                     Executive Vice President --           April 28, 2000
-----------------------------------------------------     Planning and Systems, Assistant
                    Harry M. Levy                         Secretary and Director

                /s/ ROBERT E. ZIMMER                    Senior Vice President -- Real         April 28, 2000
-----------------------------------------------------     Estate and Director
                  Robert E. Zimmer

                 /s/ JAMES E. ZIMMER                    Senior Vice President --              April 28, 2000
-----------------------------------------------------     Merchandising and Director
                   James E. Zimmer

               /s/ RINALDO S. BRUTOCO                   Director                              April 28, 2000
-----------------------------------------------------
                 Rinaldo S. Brutoco

                 /s/ MICHAEL L. RAY                     Director                              April 28, 2000
-----------------------------------------------------
                   Michael L. Ray

                /s/ SHELDON I. STEIN                    Director                              April 28, 2000
-----------------------------------------------------
                  Sheldon I. Stein

              /s/ STEPHEN H. GREENSPAN                  Chief Executive Officer -- Value      April 28, 2000
-----------------------------------------------------     Priced Clothing Division and
                Stephen H. Greenspan                      Director

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                 EXHIBIT INDEX
        -------                                 -------------
           3.1           -- Restated Articles of Incorporation (incorporated by
                            reference from Exhibit 3.1 to the Company's Quarterly
                            Report on Form 10-Q for the quarter ended July 30, 1994).
           3.2           -- By-laws, as amended (incorporated by reference from
                            Exhibit 3.2 to the Company's Annual Report on Form 10-K
                            for the fiscal year ended February 1, 1997).
           3.3           -- Certificate of Designation, Preferences, Limitations and
                            Relative Rights of the Series A Special Voting Preferred
                            Stock. (incorporated by reference from Exhibit 3.3 to the
                            Company's Annual Report of Form 10-K for the fiscal year
                            ended January 20, 1999).
           3.4           -- Articles of Amendment to the Restated Articles of
                            Incorporation (incorporated by reference from Exhibit 3.1
                            to the Company's Quarterly Report on Form 10-Q for the
                            quarter ended July 31, 1999).
           4.1           -- Restated Articles of Incorporation (included as Exhibit
                            3.1).
           4.2           -- By-laws (included as Exhibit 3.2).
           4.3           -- Form of Common Stock certificate (incorporated by
                            reference from Exhibit 4.3 to the Company's Registration
                            Statement on Form S-1 (Registration No. 33-45949)).
          *4.4           -- Employment Agreement dated as of January 31, 1991, by and between the Company and David H. Edwab, including the
                            First Amendment thereto dated as of September 30, 1991
                            (incorporated by reference from Exhibit 4.4 to the
                            Company's Registration Statement on Form S-1
                            (Registration No. 33-45949)).
          *4.5           -- Second Amendment effective as of January 1, 1993, to
                            Employment Agreement dated as of January 31, 1991, by and
                            between the Company and David H. Edwab (incorporated by
                            reference from Exhibit 4.5 to the Company's Registration
                            Statement on Form S-1 (Registration No. 33-60516)).
          *4.6           -- Second [sic] Amendment dated as of April 12, 1994, to
                            Employment Agreement dated as of January 31, 1991
                            (incorporated by reference to Exhibit 4.6 to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended January 28, 1995).
           4.7           -- Registration Rights Agreement dated as of November 18,
                            1998, by and among The Men's Wearhouse, Inc. and Marpro
                            Holdings, Inc., MGB Limited Partnership, Capital
                            D'Amerique CDPQ Inc., Cerberus International, Ltd., Ultra
                            Cerberus Fund, Ltd., Styx International Ltd., The Long
                            Horizons Overseas Fund Ltd., The Long Horizons Fund, L.P.
                            and Styx Partners, L.P. (incorporated by reference from
                            Exhibit 4.13 to the Company's Registration Statement on
                            Form S-3 (Registration No. 333-69979)).
           4.8           -- Support Agreement dated February 10, 1999, between The
                            Men's Wearhouse, Inc., Golden Moores Company, Moores
                            Retail Group Inc. and Marpro Holdings, Inc., MGB Limited
                            Partnership, Capital D'Amerique CDPQ Inc., Cerberus
                            International, Ltd., Ultra Cerberus Fund, Ltd., Styx
                            International Ltd., The Long Horizons Overseas Fund Ltd.,
                            The Long Horizons Fund, L.P. and Styx Partners, L.P.
                            (incorporated by reference from Exhibit 4.2 to the
                            Company's Current Report on Form 8-K (Registration No.
                            333-72549)).
           4.9           -- Revolving Credit Agreement dated as of February 5, 1999, by and among the Company and NationsBank of Texas N.A.
                            and the Banks listed therein, including form of Revolving
                            Note. (incorporated by reference from Exhibit 4.13 to the
                            Company's Annual Report of Form 10-K for the fiscal year
                            ended January 30, 1999.)

        EXHIBIT
         NUMBER                                 EXHIBIT INDEX
        -------                                 -------------
           4.10          -- Term Credit Agreement dated as of February 5, 1999, by
                            and among the Company, certain subsidiaries of the
                            Company and NationsBank of Texas N.A. and the Banks
                            listed therein, including form of Term Note.
                            (incorporated by reference from Exhibit 4.14 to the
                            Company's Annual Report of Form 10-K for the fiscal year
                            ended January 30, 1999).
           4.11          -- Revolving Credit Agreement dated as of February 10, 1999, by and among the Company, certain subsidiaries of the
                            Company and Bank of America Canada and the Banks listed
                            therein, including form of Revolving Note. (incorporated
                            by reference from Exhibit 4.15 to the Company's Annual
                            Report of Form 10-K for the fiscal year ended January
                            30,1999).
           4.12          -- Certificate of Designation, Preferences, Limitations and
                            Relative Rights of the Series A Special Voting Preferred
                            Stock (included as Exhibit 3.3).
           9.1           -- Voting Trust Agreement dated February 10, 1999, by and
                            between The Men's Wearhouse, Inc., Golden Moores Company,
                            Moores Retail Group Inc. and The Trust Company of Bank of
                            Montreal (incorporated by reference from Exhibit 9.1 to
                            the Company's Current Report on Form 8-K (Registration
                            No. 333-72579)).
         *10.1           -- Employment Agreement dated as of January 31, 1991,
                            including the First Amendment thereto dated as of
                            September 30, 1991 by and between the Company and David
                            H. Edwab (included as Exhibit 4.4).
         *10.2           -- Second Amendment effective as of January 1, 1993, to
                            Employment Agreement dated as of January 31, 1991, by and
                            between the Company and David H. Edwab (included as
                            Exhibit 4.5).
         *10.3           -- Second [sic] Amendment dated as of April 12, 1994, to
                            Employment Agreement dated as of January 31, 1991
                            (incorporated by reference to Exhibit 4.6 to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended January 28, 1995).
         *10.4           -- 1992 Stock Option Plan (incorporated by reference from
                            Exhibit 10.5 to the Company's Registration Statement on
                            Form S-1 (Registration No. 33-45949)).
         *10.5           -- First Amendment to 1992 Stock Option Plan (incorporated by Reference from Exhibit 10.9 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            33-60516)).
         *10.6           -- Non-Employee Director Stock Option Plan (incorporated by reference from Exhibit 10.7 to the Company's Registration
                            Statement on Form S-1 (Registration No. 33-45949)).
         *10.7           -- First Amendment to Non-Employee Director Stock Option
                            Plan (incorporated by reference from Exhibit 10.16 to the
                            Company's Registration Statement on Form S-1
                            (Registration No. 33-45949)).
          10.8           -- Commercial Lease dated September 1, 1995, by and between the Company and Zig Zag, A Joint Venture (incorporated by
                            reference from Exhibit 10.1 to the Company's Quarterly
                            Report on Form 10-Q for the quarter ended May 4, 1996).
          10.9           -- Commercial Lease dated April 5, 1989, by and between the
                            Company and Preston Road Partnership (incorporated by
                            reference from Exhibit 10.10 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            33-45949)).
         *10.10          -- Stock Agreement dated as of March 23, 1992, between the
                            Company and George Zimmer (incorporated by reference from
                            Exhibit 10.13 to the Company's Registration Statement on
                            Form S-1 (Registration No. 33-45949)).

        EXHIBIT
         NUMBER                                 EXHIBIT INDEX
        -------                                 -------------
         *10.11          -- Split-Dollar Agreement and related Split-Dollar
                            Collateral Assignment dated November 25, 1994 between the
                            Company, George Zimmer and David Edwab, Co-Trustee of the
                            Zimmer 1994 Irrevocable Trust (incorporated by reference
                            to Exhibit 10.20 to the Company's Annual Report on Form
                            10-K for the fiscal year ended January 28, 1995).
         *10.12          -- 1996 Stock Option Plan (incorporated by reference from
                            Exhibit 10.2 to the Company's Quarterly Report on Form
                            10-Q for the quarter ended August 3, 1996).
         *10.13          -- Second Amendment to Non-Employee Director Stock Option
                            Plan (incorporated by reference to Exhibit 10.3 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended August 3, 1996).
          10.14          -- 1998 Key Employee Stock Option Plan (incorporated by
                            reference from Exhibit 10.18 to the Company's Annual
                            Report on Form 10-K for the fiscal year ended January 31,
                            1998).
          10.15          -- First amendment to 1998 Key Employee Stock Option Plan
                            (incorporated by reference from Exhibit 4.1 to the
                            Company's registration Statement on Form S-8
                            (registration No. 333-80033)).
          10.16          -- Amended and Restated Employment Agreement dated as of
                            June 1, 1999, by and between K&G Men's Center, Inc. and
                            Stephen H. Greenspan (incorporated by reference from
                            Exhibit 10.1 of the Company's Current Report on Form 8-K
                            dated June 11, 1999).
          10.17          -- Lease dated October 1, 1994, by and between Stephen H.
                            Greenspan, Paul Ruben and Richard M. Vehon and T&C
                            Liquidators, Inc. (Filed herewith.)
          10.18          -- Amendment to Lease dated April 15, 1996, by and between
                            Stephen H. Greenspan, Paul Ruben and Richard M. Vehon and
                            T&C Liquidators, Inc. (Filed herewith.)
          10.19          -- Lease Agreement dated November 20, 1995, by and between
                            Ellsworth Realty, L.L.C. and K&G Men's Center, Inc.
                            (Filed herewith.)
          10.20          -- Amendment to Lease Agreement dated November 29, 1995, by and between Ellsworth Realty, L.L.C. and K&G Men's
                            Center, Inc. (Filed herewith.)
          10.21          -- Second Amendment to Lease Agreement dated July 1, 1999, by and between Ellsworth Realty, L.L.C. and K&G Men's
                            Center, Inc. (Filed herewith.)
          10.22          -- Second Amendment to 1998 Key Employee Stock Option Plan.
                            (Filed herewith.)
          10.23          -- Limited Liability Company Agreement of Chelsea Market
                            Systems, L.L.C. dated January 3, 2000, between and among
                            Renwick Technologies, Inc. and Harry M. Levy. (Filed
                            herewith.)
          10.24          -- Software Development Agreement dated January 3, 2000, by and between the Company and Chelsea Market Systems,
                            L.L.C. (Filed herewith.)
          21.1           -- Subsidiaries of the Company. (Filed herewith.)
          23.1           -- Consent of Deloitte & Touche LLP, independent auditors.
                            (Filed herewith.)
          23.2           -- Consent of Ernst & Young LLP, independent auditors.
                            (Filed herewith.)
          23.3           -- Consent of Arthur Andersen LLP, independent auditors.
                            (Filed herewith.)
          27.1           -- Financial Data Schedule. (Filed herewith.)

        EXHIBIT
         NUMBER                                 EXHIBIT INDEX
        -------                                 -------------
          27.2           -- Restated financial data schedule for the first, second
                            and third quarters in fiscal years 1997 and for fiscal
                            years 1996 and 1997 (incorporated by reference from
                            Exhibit 27.2 to the Company's Quarterly Report on Form
                            10-Q for the quarter ended July 31, 1999).
          27.3           -- Restated financial data schedule for the first, second
                            and third quarters in fiscal years 1998, for the first
                            quarter in fiscal year 1999 and for fiscal year 1998
                            (incorporated by reference form Exhibit 27.3 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended July 31, 1999).
          27.4           -- Restated financial data schedule, as amended, for the
                            first quarter in fiscal year 1999. (Filed herewith.)

---------------

*  Management Compensation or Incentive Plan