Form 10-Q
period 2000-04-29
MENS WEARHOUSE INC
filed 2000-06-13
CIK 884217

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

           For the quarterly period ended           April 29, 2000          or
                                           ---------------------------------

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

           For the transition period from                   to
                                         -------------------   -----------------

           Commission file number 0-20036





                            THE MEN'S WEARHOUSE, INC.
             (Exact Name of Registrant as Specified in its Charter)




                 TEXAS                                          74-1790172
    (State or Other Jurisdiction of                          (I.R.S. Employer
     Incorporation or Organization)                       Identification Number)




          5803 GLENMONT DRIVE
             HOUSTON, TEXAS                                     77081-1701
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


    The number of shares of common stock of the Registrant, par value $.01 per share, outstanding at June 9, 2000 was 41,403,005. In addition, there were 573,605 Exchangeable Shares outstanding at June 9, 2000.

================================================================================

                                  REPORT INDEX


                                                                                                       PAGE NO.
                                                                                                       --------
PART AND ITEM NO.

PART I - Financial Information

     Item 1 - Financial Statements

     General Information......................................................................            1

     Consolidated Balance Sheets as of May 1, 1999 (unaudited), April 29, 2000
       (unaudited) and January 29, 2000.......................................................            2

     Consolidated Statements of Earnings for the Three Months Ended May 1,
       1999 (unaudited) and April 29, 2000 (unaudited)........................................            3

     Consolidated Statements of Cash Flows for the Three Months Ended May 1, 1999
       (unaudited) and April 29, 2000 (unaudited).............................................            4

     Item 2 - Management's Discussion and Analysis of Financial Condition and Results
       of Operations..........................................................................            6

     Item 3 - Qualitative and Quantitative Disclosures about Market Risk......................            9

PART II - Other Information

     Item 6 - Exhibits and Reports on Form 8-K................................................           10

                          PART I, FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                               GENERAL INFORMATION

     The consolidated financial statements herein include the accounts of The Men's Wearhouse, Inc. and its subsidiaries ("the Company") and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures have been condensed or omitted. The Company believes that the presentation and disclosures herein are adequate to make the information not misleading, and the financial statements reflect all elimination entries and normal adjustments which are necessary for a fair statement of the results for the three months ended May 1, 1999 and April 29, 2000.

     Operating results for interim periods are not necessarily indicative of the results for full years. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended January 29, 2000 and the related notes thereto included in the Company's 1999 Annual Report on Form 10-K filed with the SEC.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                          MAY 1,       APRIL 29,     JANUARY 29,
                                                          1999           2000           2000
                                                        ---------      ---------     -----------
                      ASSETS
CURRENT ASSETS:
  Cash ............................................     $  39,297      $  63,268      $  77,798
  Inventories .....................................       335,090        352,405        319,940
  Other current assets ............................        26,971         24,487         25,727
                                                        ---------      ---------      ---------

     Total current assets .........................       401,358        440,160        423,465
                                                        ---------      ---------      ---------

PROPERTY AND EQUIPMENT, NET .......................       126,901        143,992        138,426

OTHER ASSETS, Net .................................        47,464         49,504         49,304
                                                        ---------      ---------      ---------

          TOTAL ...................................     $ 575,723      $ 633,656      $ 611,195

       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ................................     $  98,878      $  96,511      $  76,420
  Accrued expenses ................................        35,299         38,719         53,301
  Current portion of long-term debt ...............         2,574          2,534          2,594
  Income taxes payable ............................         8,230         10,946         10,899
                                                        ---------      ---------      ---------

     Total current liabilities ....................       144,981        148,710        143,214

LONG-TERM DEBT ....................................        64,726         52,397         46,697

OTHER LIABILITIES .................................         9,511         12,554         12,311
                                                        ---------      ---------      ---------

     Total liabilities ............................       219,218        213,661        202,222
                                                        ---------      ---------      ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock .................................            --             --             --
  Common stock ....................................           394            413            409
  Capital in excess of par ........................       181,350        183,243        182,662
  Retained earnings ...............................       174,985        240,619        227,191
  Accumulated comprehensive (loss) income .........          (149)          (234)            59
                                                        ---------      ---------      ---------
     Total ........................................       356,580        424,041        410,321

  Treasury stock, at cost .........................           (75)        (4,046)        (1,348)
                                                        ---------      ---------      ---------

     Total shareholders' equity ...................       356,505        419,995        408,973
                                                        ---------      ---------      ---------

          TOTAL ...................................     $ 575,723      $ 633,656      $ 611,195
                                                        =========      =========      =========

                 See Notes to Consolidated Financial Statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               FOR THE QUARTER ENDED
                                                             ------------------------
                                                              MAY 1,        APRIL 29,
                                                               1999           2000
                                                             ---------      ---------
Net sales ..............................................     $ 258,864      $287,876

Cost of goods sold, including buying and occupancy costs       167,429       183,563
                                                             ---------      --------

Gross margin ...........................................        91,435       104,313

Selling, general and administrative expenses ...........        72,604        82,083
Combination expenses:
   Transaction costs ...................................         5,552            --
   Duplicate facility costs ............................         2,933            --
                                                             ---------      --------

Operating income .......................................        10,346        22,230

Interest (expense) income, net .........................          (672)           62
                                                             ---------      --------

Earnings before income taxes ...........................         9,674        22,292

Provision for income taxes .............................         5,924         8,864
                                                             ---------      --------

Earnings before extraordinary item .....................         3,750        13,428

Extraordinary item, net of tax .........................         2,912            --
                                                             ---------      --------

Net earnings ...........................................     $     838      $ 13,428
                                                             =========      ========

Net earnings per basic share:
  Earnings before extraordinary item ...................     $    0.09      $   0.32
  Extraordinary item, net of tax .......................         (0.07)           --
                                                             ---------      --------
                                                             $    0.02      $   0.32
                                                             =========      ========

Net earnings per diluted share:
  Earnings before extraordinary item ...................     $    0.09      $   0.32
  Extraordinary item, net of tax .......................         (0.07)           --
                                                             ---------      --------
                                                             $    0.02      $   0.32
                                                             =========      ========

Weighted average shares outstanding:
  Basic ................................................        41,803        41,766
                                                             =========      ========

  Diluted ..............................................        42,538        42,379
                                                             =========      ========


                 See Notes to Consolidated Financial Statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    FOR THE QUARTER ENDED
                                                                   -----------------------
                                                                    MAY 1,       APRIL 29,
                                                                     1999          2000
                                                                   --------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings ..............................................     $    838      $ 13,428
  Adjustments to reconcile net earnings to net cash
  provided by operating activities:
     Extraordinary item, net of tax .........................        2,912            --
     Depreciation and amortization ..........................        7,013         8,165
     Deferred tax provision (benefit) .......................           --          (589)
     Stock option compensation expense ......................          889            --
     Duplicate facility cost ................................        1,503            --
     Increase in inventories ................................      (31,019)      (34,375)
     (Increase) decrease in other current assets ............         (694)        1,112
     Increase in accounts payable and accrued expenses ......       28,399         8,379
     Increase in income taxes payable .......................          538           254
     Increase (decrease) in other liabilities ...............         (496)          258
                                                                  --------      --------

          Net cash provided by (used in) operating activities        9,883        (3,368)
                                                                  --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net .................................      (10,418)      (13,219)
  Investment in trademarks, tradenames and other assets .....         (190)          (79)
  Maturities of short-term securities .......................        3,680            --
  Purchase of short-term securities .........................       (2,500)           --
                                                                  --------      --------

          Net cash used in investing activities .............       (9,428)      (13,298)
                                                                  --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock ....................          888           664
  Long-term borrowings ......................................       64,849         7,525
  Principal payments on long-term debt ......................      (57,375)         (643)
  Deferred financing and merger costs .......................         (429)           --
  Tax payments related to options exercised .................         (230)         (111)
  Purchase of treasury stock ................................           --        (5,290)
                                                                  --------      --------

          Net cash provided by financing activities .........        7,703         2,145
                                                                  --------      --------

Effect of exchange rate changes on cash .....................          127            (9)
                                                                  --------      --------

INCREASE (DECREASE) IN CASH .................................        8,285       (14,530)
CASH:
  Beginning of period .......................................       31,012        77,798
                                                                  --------      --------

  End of period .............................................     $ 39,297      $ 63,268
                                                                  ========      ========

                 See Notes to Consolidated Financial Statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SIGNIFICANT ACCOUNTING POLICIES--

    The consolidated financial statements include the accounts of The Men's Wearhouse, Inc. and its subsidiaries (the "Company"). There have been no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, see Note 1 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended January 29, 2000.

2.  EARNINGS PER SHARE--

     Basic earnings per share ("EPS") is computed using the weighted average number of common shares outstanding during the period and net earnings. Diluted EPS gives effect to the potential dilution which would have occurred if additional shares were issued for stock options exercised under the treasury stock method.

3.  COMPREHENSIVE INCOME AND SUPPLEMENTAL CASH FLOWS

     The Company's comprehensive income, which encompasses net earnings and currency translation adjustments, is as follows (in thousands):

                                                                    FOR THE QUARTER ENDED
                                                                   ------------------------
                                                                   MAY 1,         APRIL 29,
                                                                    1999             2000
                                                                   ------         ---------

              Net earnings                                         $  838         $ 13,428
              Currency translation adjustments, net of tax             84             (293)
                                                                   ------         --------

              Comprehensive income                                 $  922         $ 13,135
                                                                   ======         ========

     The Company paid cash during the first quarter of 1999 of $0.8 million for interest and $8.7 million for taxes, compared with $0.8 million for interest and $9.4 million for taxes during the first quarter of 2000. The Company had non-cash investing and financing activities resulting from the issuance of treasury stock to the employee stock ownership plan of $2.0 million and $2.5 million in the first quarter of 1999 and 2000, respectively, and from the tax benefit recognized upon exercise of stock options of $0.2 million and $0.1 million, respectively.

                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     For supplemental information, it is suggested that "Management's Discussion and Analysis of Financial Condition and Results of Operations" be read in conjunction with the corresponding section included in the Company's Annual Report on Form 10-K for the year ended January 29, 2000. References herein to years are to the Company's 52-week or 53-week fiscal year which ends on the Saturday nearest January 31 in the following calendar year. For example, references to "2000" mean the 53-week fiscal year ending February 3, 2001.

     In large part, changes in net sales and operating results are impacted by the number of stores operating during the fiscal period. The following table presents information with respect to stores in operation during each of the respective fiscal periods.

                                                     FOR THE THREE MONTHS ENDED          YEAR ENDED
                                                   ------------------------------      ---------------
                                                      MAY 1,          APRIL 29,         JANUARY 29,
                                                      1999               2000               2000
                                                   ----------       -------------      ---------------

            Stores open at beginning of period        579                614                  579
              Opened                                   13                  6                   54
              Closed                                   (6)                (3)                 (19)
                                                      ----               ----                -----
            Stores open at end of period              586                617                  614
                                                      ===                ===                  ===


            Stores open at end of period:
            U.S. --
              Men's Wearhouse                         420                452                  450
              K&G/SuitMax/Suit Warehouse               49                 52                   51
              C&R and Moores                            6                 --                   --
                                                      ---                ---                 ----
                                                      475                504                  501
            Canada -- Moores                          111                113                  113
                                                      ---                ---                  ---
                                                      586                617                  614
                                                      ===                ===                  ===

RESULTS OF OPERATIONS

    Three Months Ended May 1, 1999 and April 29, 2000
    -------------------------------------------------

    The Company's net sales were $287.9 million for the quarter ended April 29, 2000, a $29.0 million or 11.2% increase over the same prior year period. This increase was due primarily to sales resulting from the increased number of stores and increased sales at existing stores. Sales from U.S. stores represented 90.6% of total sales in the first quarter of 2000, compared with 89.4% of total sales in the first quarter of 1999. Comparable store sales (which are calculated by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period) increased 5.3% for the U.S. stores from the same prior year quarter, while comparable store sales for the Canadian stores decreased 5.6% from the same prior year quarter.

    Gross margin increased 14.1% over the same prior year quarter to $104.3 million in the first quarter of 2000. As a percentage of sales, gross margin increased from 35.3% in the first quarter of 1999 to 36.2% in the first quarter of 2000. This increase in gross margin predominantly resulted from a decrease in product, occupancy and alteration costs as a percentage of sales.

    Selling, general and administrative ("SG&A") expenses increased as a percentage of sales from 28.0% for the quarter ended May 1, 1999 to 28.5% for the quarter ended April 29, 2000, and SG&A expenditures increased by $9.5 million to $82.1 million. On an absolute dollar basis, the principal components of SG&A expenses increased primarily due to the Company's growth. Advertising expense decreased from 6.4% to 5.6% of net sales, while store salaries increased from 10.4% to 11.0% of net sales and other SG&A expenses increased from 11.2% to 12.0% of net sales.

    As a result of the February 10, 1999 pooling of interest combination with Moores Retail Group Inc. ("Moores"), non-recurring transaction costs of $5.6 million were charged to operations in the first quarter of 1999. These costs consisted primarily of investment banking fees, professional fees and contract termination payments. An additional $2.9 million was charged to operations for non-recurring duplicative store closing costs, which consisted primarily of lease termination payments and the write-off of fixed assets associated with the closing of duplicate stores sites in existing markets. In addition, the Company recorded an extraordinary charge of $2.9 million, net of $1.4 million tax benefit, related to the write-off of deferred financing costs and prepayment penalties for the refinancing of approximately US$57 million of Moores' indebtedness.

    Interest expense, net of interest income, was $0.7 million in the first quarter of 1999 compared to net interest income of $0.1 million in the first quarter of 2000. Net interest income in the first quarter of fiscal 2000 resulted from interest income on short-term investments exceeding interest expense on the Company's borrowings. Weighted average borrowings outstanding decreased from $63.7 million in the prior year to $53.8 million in the first quarter of 2000, and the weighted average interest rate on outstanding indebtedness decreased from 6.8% to 6.7%. The decrease in the weighted average borrowings was due primarily to reduced borrowings under the Company's revolving credit facilities. The decrease in the weighted average interest rate was due primarily to the refinancing of debt concurrent with the Moores combination.

    The Company's effective income tax rate decreased from 61.2% for the first quarter of 1999 to 39.8% for the first quarter of 2000. The effective tax rate was higher than the statutory U.S. federal rate of 35% primarily due to the effect of state income taxes, the nondeductibility of a portion of meal and entertainment expenses and, in 1999, nondeductible transaction costs.

    The Company's earnings before extraordinary item, as reported and excluding the effect of non-recurring charges, were as follows (in thousands, except per share amounts):

                                                                                   FOR THE QUARTER ENDED
                                                                                  -----------------------
                                                                                   MAY 1,       APRIL 29,
                                                                                    1999           2000
                                                                                  --------      ---------

       Earnings before extraordinary item, as reported                            $  3,750      $  13,428
       Transaction costs, net of tax benefit of $332                                 5,220             --
       Duplicative store closing costs, net of tax benefit of $1,196                 1,737             --
                                                                                  --------      ---------
       Earnings before extraordinary item and non-recurring charges               $ 10,707      $  13,428
                                                                                  ========      =========

       Diluted earnings per share before extraordinary
        item, as reported                                                         $  0.09       $   0.32
                                                                                  =======       ========

       Diluted earnings per share before extraordinary
        item and non-recurring charges                                            $  0.25       $   0.32
                                                                                  =======       ========

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities was $3.4 million in the first three months of 2000 compared with net cash provided by operating activities of $9.9 million in the first three months of 1999. These amounts primarily represent net earnings before extraordinary items plus depreciation, amortization and other non-cash charges and increases in accounts payable and accrued expenses, offset by increases in inventories. Inventories increased $34.4 million and $31.0 million for the quarter ended April 29, 2000 and May 1, 1999, respectively, due to seasonal inventory buildup and the addition of inventory for new stores and stores expected to be opened in the following quarter.

    Working capital was $291.5 million at April 29, 2000, which is up from $280.3 million at January 29, 2000 and $256.4 million at May 1, 1999. Historically, the Company's working capital has been at its lowest level in January and February, and has increased through November as inventory buildup is financed with long-term borrowings in preparation for the fourth quarter selling season.

     Cash used in investing activities was $13.3 million and $9.4 million for the first quarter of 2000 and 1999, respectively. For the three months ended April 29, 2000, cash used in investing activities was primarily comprised of capital expenditures of $13.2 million relating primarily to stores opened, remodeled or relocated during the quarter or under construction at the end of the quarter and infrastructure technology investments.

     In February 1999, the Company amended and restated its revolving credit agreement with a group of banks (the "Credit Agreement"). This agreement provides for borrowing of up to $125 million through February 5, 2004. Advances under the Credit Agreement bear interest at a rate per annum equal to, at the Company's option, the agent's prime rate or the reserve adjusted LIBOR rate plus an interest rate margin varying between .75% to 1.25%. The Credit Agreement provides for fees applicable to unused commitments of .125% to .225%. In addition, the Company entered into two new Canadian credit facilities in conjunction with the combination with Moores. These facilities include a revolving credit agreement which provides for borrowings up to Can$30 million (US$20 million) through February 5, 2004 and a term credit agreement which provides for borrowings of Can$75 million (US$50 million) to be repaid in quarterly installments of Can$0.9 million (US$0.6 million) beginning in May 1999; remaining unpaid principal is payable on February 5, 2004. Covenants and interest rates are substantially similar to those contained in the Company's Credit Agreement. Borrowings outstanding under these agreements were used to repay approximately US$57 million in outstanding indebtedness of Moores and to fund operating and other requirements of Moores. As of April 29, 2000, there was $54.9 million outstanding under these credit agreements.

    The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain a minimum level of net worth and certain financial ratios. The Credit Agreement also prohibits payment of cash dividends on the common stock of the Company. The Company is in compliance with the covenants in the Credit Agreement.

    In the fourth quarter of 1999, the Board of Directors authorized a stock repurchase program for up to 1,000,000 shares of the Company's common stock. Under this authorization, the Company may purchase shares from time to time in the open market, depending on market price and other considerations. During the first quarter of 2000, the Company purchased 210,000 shares of its common stock at a cost of $5.3 million.

    The Company anticipates that its existing cash and cash flow from operations, supplemented by borrowings under the Credit Agreement, will be sufficient to fund its planned store openings, other capital expenditures and operating cash requirements for at least the next 12 months.

    In connection with the Company's direct sourcing program, the Company may enter into purchase commitments that are denominated in a foreign currency (primarily the Italian lira). The Company generally enters into forward exchange contracts to reduce the risk of currency fluctuations related to such commitments. The majority of the forward exchange contracts are with three financial institutions. Therefore, the Company is exposed to credit risk in the event of nonperformance by these parties. However, due to the creditworthiness of these major financial institutions, full performance is anticipated. The Company may also be exposed to market risk as a result of changes in foreign exchange rates. This market risk should be substantially offset by changes in the valuation of the underlying transactions.

       ITEM 3 -QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to exposure from fluctuations in U.S. dollar/Italian lira exchange rates. The Company utilizes foreign currency forward exchange contracts to limit exposure to changes in currency exchange rates (see "Management's Discussion and Analysis of Financial Information and Results of Operations - Liquidity and Capital Resources"). At April 29, 2000 the Company had 24 contracts maturing in varying increments to purchase an aggregate notional amount of $22.0 million in foreign currency. These forward contracts do not extend beyond August 2001. Unrealized pretax losses on these forward contracts totaled approximately $2.8 million at April 29, 2000.

     Moores conducts its business in Canadian dollars. The exchange rate between Canadian dollars and U.S. dollars has fluctuated over the last ten years. If the value of the Canadian dollar against the U.S. dollar weakens, then the revenues and earnings of the Company's Canadian operations will be reduced when they are translated to U.S. dollars and the value of the Company's Canadian net assets in U.S. dollars may decline.

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

                                     PART II


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS.

          EXHIBIT
          NUMBER                         DESCRIPTION
          ------                         -----------
           27.1          --  Financial Data Schedule (filed herewith).
           27.2          --  Restated financial data schedule, as amended, for
                             fiscal year 1999 (filed herewith.)

     (b) Reports on Form 8-K.

         None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, The Men's Wearhouse, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  June 13, 2000                           THE MEN'S WEARHOUSE, INC.

                                         By      /s/ DAVID H. EDWAB
                                           ------------------------------------
                                                     David H. Edwab
                                                       President

                                         By      /s/ GARY G. CKODRE
                                           ------------------------------------
                                                     Gary G. Ckodre
                                               Vice President - Finance and
                                                  Principal Financial and
                                                     Accounting Officer

                                  EXHIBIT INDEX


    EXHIBIT
    NUMBER                        DESCRIPTION
    ------                        -----------
     27.1          --  Financial Data Schedule (filed herewith).
     27.2          --  Restated financial data schedule, as amended, for
                       fiscal year 1999 (filed herewith.)