Form 10-Q
period 2000-07-29
MENS WEARHOUSE INC
filed 2000-09-12
CIK 884217

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended July 29, 2000 or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________   to_______________

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


     The number of shares of common stock of the Registrant, par value $.01 per share, outstanding at September 8, 2000 was 41,785,142. In addition, there were 256,855 Exchangeable Shares outstanding at September 8, 2000.

================================================================================

                                  REPORT INDEX


PART AND ITEM NO.                                                                                      PAGE NO.
-----------------                                                                                      --------
PART I - Financial Information

     Item 1 - Financial Statements

     General Information......................................................................            1

     Consolidated Balance Sheets as of July 31, 1999 (unaudited), July 29, 2000
       (unaudited) and January 29, 2000.......................................................            2

     Consolidated Statements of Earnings for the Three and Six Months Ended July 31,
       1999 (unaudited) and July 29, 2000 (unaudited).........................................            3

     Consolidated Statements of Cash Flows for the Six Months Ended July 31, 1999
       (unaudited) and July 29, 2000 (unaudited)..............................................            4

     Item 2 - Management's Discussion and Analysis of Financial Condition and Results
       of Operations..........................................................................            6

     Item 3 - Qualitative and Quantitative Disclosures about Market Risk......................            10

PART II - Other Information

     Item 4 - Submission of Matters to a Vote of Security Holders.............................            11

     Item 6 - Exhibits and Reports on Form 8-K................................................            12

                          PART I, FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                               GENERAL INFORMATION


     The consolidated financial statements herein include the accounts of The Men's Wearhouse, Inc. and its subsidiaries (the "Company") and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures have been condensed or omitted. The Company believes that the presentation and disclosures herein are adequate to make the information not misleading, and the financial statements reflect all elimination entries and normal adjustments which are necessary for a fair statement of the results for the three and six months ended July 31, 1999 and July 29, 2000.

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

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                        JULY 31,       JULY 29,      JANUARY 29,
                        ASSETS                            1999           2000            2000
                                                        ---------      ---------     -----------
CURRENT ASSETS:
  Cash ............................................     $   5,239      $  27,437      $  77,798
  Inventories .....................................       338,166        362,219        319,940
  Other current assets ............................        27,920         22,429         25,727
                                                        ---------      ---------      ---------

     Total current assets .........................       371,325        412,085        423,465
                                                        ---------      ---------      ---------

PROPERTY AND EQUIPMENT, NET .......................       126,558        152,886        138,426

OTHER ASSETS, Net .................................        47,126         51,560         49,304
                                                        ---------      ---------      ---------

          TOTAL ...................................     $ 545,009      $ 616,531      $ 611,195
                                                        =========      =========      =========

       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ................................     $  73,251      $  79,901      $  76,420
  Accrued expenses ................................        34,530         38,598         53,301
  Current portion of long-term debt ...............         2,263          2,537          2,594
  Income taxes payable ............................         2,490          3,078         10,899
                                                        ---------      ---------      ---------

     Total current liabilities ....................       112,534        124,114        143,214

LONG-TERM DEBT ....................................        58,388         45,753         46,697

OTHER LIABILITIES .................................         9,418         12,537         12,311
                                                        ---------      ---------      ---------

     Total liabilities ............................       180,340        182,404        202,222
                                                        ---------      ---------      ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock .................................            --             --             --
  Common stock ....................................           397            414            409
  Capital in excess of par ........................       181,837        183,990        182,662
  Retained earnings ...............................       183,734        256,584        227,191
  Accumulated comprehensive (loss) income .........          (193)          (234)            59
                                                        ---------      ---------      ---------
     Total ........................................       365,775        440,754        410,321

  Treasury stock, at cost .........................        (1,106)        (6,627)        (1,348)
                                                        ---------      ---------      ---------

     Total shareholders' equity ...................       364,669        434,127        408,973
                                                        ---------      ---------      ---------

          TOTAL ...................................     $ 545,009      $ 616,531      $ 611,195
                                                        =========      =========      =========


                 See Notes to Consolidated Financial Statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                               --------------------------    ------------------------
                                                                JULY 31,        JULY 29,      JULY 31,       JULY 29,
                                                                  1999            2000         1999            2000
                                                               -----------     ----------    ---------      ---------
Net sales ..................................................     $ 256,567     $ 294,505     $ 515,431      $ 582,381

Cost of goods sold, including buying and occupancy costs ...       163,273       183,853       330,702        367,416
                                                                 ---------     ---------     ---------      ---------

Gross margin ...............................................        93,294       110,652       184,729        214,965

Selling, general and administrative expenses ...............        70,706        83,829       143,310        165,912
Combination expenses:
   Transaction costs .......................................         2,155            --         7,707             --
   Duplicate facility costs ................................         3,137            --         6,070             --
   Merger related litigation costs .........................           930            --           930             --
                                                                 ---------     ---------     ---------      ---------

Operating income ...........................................        16,366        26,823        26,712         49,053

Interest expense, net ......................................           587           297         1,259            235
                                                                 ---------     ---------     ---------      ---------

Earnings before income taxes ...............................        15,779        26,526        25,453         48,818

Provision for income taxes .................................         7,029        10,561        12,953         19,425
                                                                 ---------     ---------     ---------      ---------

Earnings before extraordinary item .........................         8,750        15,965        12,500         29,393

Extraordinary item, net of tax .............................            --            --         2,912             --
                                                                 ---------     ---------     ---------      ---------

Net earnings ...............................................     $   8,750     $  15,965     $   9,588      $  29,393
                                                                 =========     =========     =========      =========

Net earnings per basic share:
  Earnings before extraordinary item .......................     $    0.21     $    0.38     $    0.30      $    0.70
  Extraordinary item, net of tax ...........................            --            --         (0.07)            --
                                                                 ---------     ---------     ---------      ---------
                                                                 $    0.21     $    0.38     $    0.23      $    0.70
                                                                 =========     =========     =========      =========

Net earnings per diluted share:
  Earnings before extraordinary item .......................     $    0.21     $    0.38     $    0.29      $    0.70
  Extraordinary item, net of tax ...........................            --            --         (0.07)            --
                                                                 ---------     ---------     ---------      ---------
                                                                 $    0.21     $    0.38     $    0.22      $    0.70
                                                                 =========     =========     =========      =========

Weighted average shares outstanding:
  Basic ....................................................        41,872        41,696        41,838         41,731
                                                                 =========     =========     =========      =========

  Diluted ..................................................        42,507        42,098        42,523         42,240
                                                                 =========     =========     =========      =========


                 See Notes to Consolidated Financial Statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                               FOR THE SIX MONTHS ENDED
                                                                               ------------------------
                                                                                JULY 31,      JULY 29,
                                                                                  1999          2000
                                                                               ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings ............................................................     $  9,588      $ 29,393
  Adjustments to reconcile net earnings to net cash
  provided by operating activities:
     Extraordinary item, net of tax .......................................        2,912            --
     Depreciation and amortization ........................................       14,312        16,482
     Deferred tax provision (benefit) .....................................           --          (298)
     Stock option compensation expense ....................................          889            --
     Duplicate facility cost ..............................................        3,417            --
     Increase in inventories ..............................................      (35,522)      (43,127)
     (Increase) decrease in other assets ..................................       (2,184)          811
     Increase (decrease) in accounts payable and accrued expenses .........        3,085        (8,382)
     Decrease in income taxes payable .....................................       (5,408)       (7,590)
     Increase in other liabilities ........................................           42           241
                                                                                --------      --------

          Net cash used in operating activities ...........................       (8,869)      (12,470)
                                                                                --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net ...............................................      (19,308)      (29,663)
  Investment in trademarks, tradenames and other assets ...................         (238)       (1,686)
  Maturities of short-term securities .....................................        3,680            --
  Purchase of short-term securities .......................................       (2,500)           --
  Purchase of minority interests ..........................................       (1,400)           --
                                                                                --------      --------

          Net cash used in investing activities ...........................      (19,766)      (31,349)
                                                                                --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock and other equity instruments .....        1,387         1,433
  Bank borrowings .........................................................       62,077         1,349
  Principal payments on long-term debt ....................................      (58,660)       (1,275)
  Deferred financing and merger costs .....................................         (623)           --
  Tax payments related to options exercised ...............................         (304)         (145)
  Purchase of treasury stock ..............................................       (1,032)       (7,871)
                                                                                --------      --------

          Net cash provided by (used in) financing activities .............        2,845        (6,509)
                                                                                --------      --------

Effect of exchange rate changes on cash ...................................           17           (33)
                                                                                --------      --------

DECREASE IN CASH ..........................................................      (25,773)      (50,361)
CASH:
  Beginning of period .....................................................       31,012        77,798
                                                                                --------      --------

  End of period ...........................................................     $  5,239      $ 27,437
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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101, as amended, is effective beginning in the fourth quarter of 2000. Management currently believes that this new accounting pronouncement should not have any material effect on the Company's consolidated financial statements.

2. EARNINGS PER SHARE--

     Basic earnings per share ("EPS") is computed using the weighted average number of common shares outstanding during the period and net earnings. Diluted EPS gives effect to the potential dilution which would have occurred if additional shares were issued for stock options exercised under the treasury stock method.

3. COMPREHENSIVE INCOME AND SUPPLEMENTAL CASH FLOWS

     The Company's comprehensive income, which encompasses net earnings and currency translation adjustments, is as follows (in thousands):

                                               FOR THE THREE MONTHS ENDED  FOR THE SIX MONTHS ENDED
                                               --------------------------  ------------------------
                                                JULY 31,        JULY 29,    JULY 31,       JULY 29,
                                                  1999            2000        1999          2000
                                               ----------      ----------  ---------     ----------
Net earnings                                     $  8,750      $ 15,965     $  9,588     $ 29,393
Currency translation adjustments, net of tax          (44)           --           40         (293)
                                                 --------      --------     --------     --------

Comprehensive income                             $  8,706      $ 15,965     $  9,628     $ 29,100
                                                 ========      ========     ========     ========

     The Company paid cash during the first two quarters of 1999 of $2.3 million for interest and $20.1 million for taxes, compared with $1.7 million for interest and $27.5 million for taxes during the first two quarters of 2000. The Company had non-cash investing and financing activities resulting from the issuance of treasury stock to the employee stock ownership plan of $2.0 million and $2.5 million in the first two quarters of 1999 and 2000, respectively, and from the tax benefit recognized upon exercise of stock options of $0.3 million and $0.1 million, respectively.

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

                                     FOR THE THREE MONTHS ENDED  FOR THE SIX MONTHS ENDED    YEAR ENDED
                                     --------------------------  ------------------------    -----------
                                       JULY 31,      JULY 29,     JULY 31,      JULY 29,     JANUARY 29,
                                         1999          2000         1999          2000          2000
                                       --------      --------     --------      --------     -----------
Stores open at beginning of period          584           617          579           614           579
  Opened                                     10             6           23            12            54
  Closed                                     (5)           --          (13)           (3)          (19)
                                       --------      --------     --------      --------      --------
Stores open at end of period                589           623          589           623           614
                                       ========      ========     ========      ========      ========


Stores open at end of period:
U.S. --
  Men's Wearhouse                           426           455          426           455           450
  K&G/SuitMax/Suit Warehouse                 52            55           52            55            51
                                       --------      --------     --------      --------      --------
                                            478           510          478           510           501
Canada -- Moores                            111           113          111           113           113
                                       --------      --------     --------      --------      --------
                                            589           623          589           623           614
                                       ========      ========     ========      ========      ========

RESULTS OF OPERATIONS

     Three Months Ended July 31, 1999 and July 29, 2000

     The Company's net sales were $294.5 million for the quarter ended July 29, 2000, a $37.9 million or 14.8% increase over the same prior year period. This increase was due primarily to sales resulting from the increased number of stores and increased sales at existing stores. Sales from U.S. stores represented 86.9% of total sales in the second quarter of 2000, compared with 88.0% of total sales in the second quarter of 1999. Comparable store sales (which are calculated by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period) increased 6.1% for the U.S. stores from the same prior year quarter, while comparable store sales for the Canadian stores increased 24.1% from the same prior year quarter.

     Gross margin increased 18.6% over the same prior year quarter to $110.7 million in the second quarter of 2000. As a percentage of sales, gross margin increased from 36.4% in the second quarter of 1999 to 37.6% in the second quarter of 2000. This increase in gross margin predominantly resulted from a decrease in product, occupancy and alteration costs as a percentage of sales.

     Selling, general and administrative ("SG&A") expenses increased as a percentage of sales from 27.6% for the quarter ended July 31, 1999 to 28.5% for the quarter ended July 29, 2000, and SG&A expenditures increased by $13.1 million to $83.8 million. On an absolute dollar basis, the principal components of SG&A expenses increased primarily due to the Company's growth. Advertising expense remained at 5.3% of net sales, while store salaries increased from 11.2% to 11.4% of net sales and other SG&A expenses increased from 11.1% to 11.7% of net sales.

     As a result of the June 1, 1999 pooling of interest combination of the Company and K&G Men's Center, Inc., non-recurring transaction costs of $2.2 million were charged to operations in the second quarter of 1999. These costs consisted primarily of professional fees and contract termination payments. An additional $3.1 million was charged to operations for non-recurring duplicative store closing costs, which consisted primarily of lease termination payments and the write-off of fixed assets associated with the closing of duplicate store sites in existing markets. Non-recurring litigation costs of $0.9 million in connection with the settlement of a lawsuit filed by a former employee of K&G related to his employment relationship with K&G were charged to earnings during the second quarter of 1999.

     Interest expense, net of interest income, decreased from $0.6 million in the second quarter of 1999 to $0.3 million in the second quarter of 2000. Weighted average borrowings outstanding decreased from $63.2 million in the prior year to $51.4 million in the second quarter of 2000, and the weighted average interest rate on outstanding indebtedness increased from 6.4% to 7.3%. The decrease in the weighted average borrowings was due primarily to reduced borrowings under the Company's credit facilities. The increase in the weighted average interest rate was due primarily to increases in the LIBOR rate.

     The Company's effective income tax rate decreased from 44.5% for the second quarter of 1999 to 39.8% for the second quarter of 2000. The effective tax rate was higher than the statutory U.S. federal rate of 35% primarily due to the effect of state income taxes, the nondeductibility of a portion of meal and entertainment expenses and, in 1999, nondeductible transaction costs.

     The Company's earnings before extraordinary item, as reported and excluding the effect of non-recurring charges, were as follows (in thousands, except per share amounts):

                                                                  FOR THE THREE MONTHS ENDED
                                                                  --------------------------
                                                                   JULY 31,       JULY 29,
                                                                     1999           2000
                                                                  ----------     ----------
Earnings before extraordinary item, as reported                   $    8,750     $   15,965
Transaction costs, net of tax benefit of $299                          1,856             --
Duplicative store closing costs, net of tax benefit of $1,276          1,861             --
Litigation costs, net of tax benefit of $372                             558             --
                                                                  ----------     ----------
Earnings before extraordinary item and non-recurring charges      $   13,025     $   15,965
                                                                  ==========     ==========

Diluted earnings per share before extraordinary
 item, as reported                                                $     0.21     $     0.38
                                                                  ==========     ==========

Diluted earnings per share before extraordinary
 item and non-recurring charges                                   $     0.31     $     0.38
                                                                  ==========     ==========


     Six Months Ended July 31, 1999 and July 29, 2000

     The Company's net sales were $582.4 million for the six months ended July 29, 2000, a $67.0 million or 13.0% increase over the same prior year period. This increase was due primarily to sales resulting from the increased number of stores and increased sales at existing stores. Sales from U.S. stores represented 88.7% of total sales in the first two quarters of 2000, compared with 88.8% of total sales in the same period of 1999. Comparable store sales (which are calculated by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period) increased 5.7% for the U.S. stores from the same prior year period, while comparable store sales for the Canadian stores increased 10.1% from the same prior year period.

     Gross margin increased 16.4% over the same prior year period to $215.0 million for the first six months of 2000. As a percentage of sales, gross margin increased from 35.8% for the first two quarters of 1999 to 36.9% in the first two quarters of 2000. This increase in gross margin predominantly resulted from a decrease in product, occupancy and alteration costs as a percentage of sales.

     Selling, general and administrative ("SG&A") expenses increased as a percentage of sales from 27.8% for the first six months of 1999 to 28.5% for the first six months of 2000, and SG&A expenditures increased by $22.6 million to $165.9 million. On an absolute dollar basis, the principal components of SG&A expenses increased primarily due to the Company's growth. Advertising expense decreased from 5.8% to 5.5% of net sales, while store salaries increased from 10.8% to 11.2% of net sales and other SG&A expenses increased from 11.2% to 11.9% of net sales.

     As a result of the Moores and K&G combinations, the Company recorded transaction costs of $7.7 million, duplicative stores closing costs of $6.1 million and litigation costs of $0.9 million in the first six months of 1999. The transaction costs were composed primarily of investment banking fees, professional fees and contract termination payments, while the duplicative store closing costs consisted primarily of lease termination payments and the write-off of fixed assets associated with the closing of duplicate store sites in existing markets. The litigation charge resulted from the settlement of a lawsuit filed by a former K&G employee related to his employment relationship with K&G. In addition, the Company recorded an extraordinary charge of $2.9 million, net of a $1.4 million tax benefit, related to the write-off of deferred financing costs and prepayment penalties for the refinancing of approximately US$57 million of Moores' indebtedness.

     Interest expense, net of interest income, decreased from $1.3 million for the first six months of 1999 to $0.2 million in the first six months of 2000. Weighted average borrowings outstanding decreased from $63.4 million in the prior year to $52.6 million in the first two quarters of 2000, and the weighted average interest rate on outstanding indebtedness increased from 6.6% to 7.0%. The decrease in the weighted average borrowings was due primarily to reduced borrowings under the Company's credit facilities. The increase in the weighted average interest rate was due primarily to increases in the LIBOR rate.

     The Company's effective income tax rate decreased from 50.9% for the six months ended July 31, 1999 to 39.8% for the six months ended July 29, 2000. The effective tax rate was higher than the statutory U.S. federal rate of 35% primarily due to the effect of state income taxes, the nondeductibility of a portion of meal and entertainment expenses and, in 1999, nondeductible transaction costs.

     The Company's earnings before extraordinary item, as reported and excluding the effect of non-recurring charges, were as follows (in thousands, except per share amounts):

                                                                  FOR THE SIX MONTHS ENDED
                                                                  -------------------------
                                                                   JULY 31,       JULY 29,
                                                                     1999           2000
                                                                  ----------     ----------
Earnings before extraordinary item, as reported                   $   12,500     $   29,393
Transaction costs, net of tax benefit of $633                          7,074             --
Duplicative store closing costs, net of tax benefit of $2,471          3,599             --
Litigation costs, net of tax benefit of $372                             558             --
                                                                  ----------     ----------
Earnings before extraordinary item and non-recurring charges      $   23,731     $   29,393
                                                                  ==========     ==========

Diluted earnings per share before extraordinary
 item, as reported                                                $     0.29     $     0.70
                                                                  ==========     ==========

Diluted earnings per share before extraordinary
 item and non-recurring charges                                   $     0.56     $     0.70
                                                                  ==========     ==========

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $12.5 million in the first six months of 2000 compared with $8.9 million in the first six months of 1999. These amounts primarily represent net earnings before extraordinary items plus depreciation, amortization and other non-cash charges, offset by increases in inventories. Inventories increased $43.1 million and $35.5 million for the two quarters ended July 29, 2000 and July 31, 1999, respectively, due to seasonal inventory buildup and the addition of inventory for new stores and stores expected to be opened in the following quarter.

     Working capital was $288.0 million at July 29, 2000, which is up from $280.3 million at January 29, 2000 and $258.8 million at July 31, 1999. Historically, the Company's working capital has been at its lowest level in January and February, and has increased through November as inventory buildup is financed with long-term borrowings in preparation for the fourth quarter selling season.

     Cash used in investing activities was $31.3 million and $19.8 million for the first two quarters of 2000 and 1999, respectively. Cash used in investing activities was primarily comprised of capital expenditures relating primarily to stores opened, remodeled or relocated during the period or under construction at the end of the period and infrastructure technology investments.

     In February 1999, the Company amended and restated its revolving credit agreement with a group of banks (the "Credit Agreement"). This agreement provides for borrowing of up to $125 million through February 5, 2004. Advances under the Credit Agreement bear interest at a rate per annum equal to, at the Company's option, the agent's prime rate or the reserve adjusted LIBOR rate plus an interest rate margin varying between .75% to 1.25%. The Credit Agreement provides for fees applicable to unused commitments of .125% to .225%. In addition, the Company entered into two new Canadian credit facilities in conjunction with the combination with Moores. These facilities include a revolving credit agreement which provides for borrowings up to Can$30 million (US$20 million) through February 5, 2004 and a term credit agreement which provides for borrowings of Can$75 million (US$50 million) to be repaid in quarterly installments of Can$0.9 million (US$0.6 million) beginning in May 1999; remaining unpaid principal is payable on February 5, 2004. Covenants and interest rates are substantially similar to those contained in the Company's Credit Agreement. Borrowings outstanding under these agreements were used to repay approximately US$57 million in outstanding indebtedness of Moores and to fund operating and other requirements of Moores. As of July 29, 2000, there was $48.3 million outstanding under these credit agreements.

     The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain a minimum level of net worth and certain financial ratios. The Credit Agreement also prohibits payment of cash dividends on the common stock of the Company. The Company is in compliance with the covenants in the Credit Agreement.

     In the fourth quarter of 1999, the Board of Directors authorized a stock repurchase program for up to 1,000,000 shares of the Company's common stock. Under this authorization, the Company may purchase shares from time to time in the open market, depending on market price and other considerations. During the first two quarters of 2000, the Company purchased 335,000 shares of its common stock at a cost of $7.9 million. In addition, on July 25, 2000, the Company issued an option contract that gives the contract counterparty the option to require the Company to purchase 250,000 shares of its common stock at a strike price of approximately $22.72 per share on October 25, 2000. The Company received a premium of $0.4 million for issuing the contract. As of July 29, 2000, the market value of the Company's common stock exceeded the contract strike price.

     The Company anticipates that its existing cash and cash flow from operations, supplemented by borrowings under the Credit Agreement, will be sufficient to fund its planned store openings, other capital expenditures and operating cash requirements for at least the next 12 months.

     In connection with the Company's direct sourcing program, the Company may enter into purchase commitments that are denominated in a foreign currency (primarily the Euro). The Company generally enters into forward exchange contracts to reduce the risk of currency fluctuations related to such commitments. The majority of the forward exchange contracts are with four financial institutions. Therefore, the Company is exposed to credit risk in the event of nonperformance by these parties. However, due to the creditworthiness of these major financial institutions, full performance is anticipated. The Company may also be exposed to market risk as a result of changes in foreign exchange rates. This market risk should be substantially offset by changes in the valuation of the underlying transactions.

       ITEM 3 -QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to exposure from fluctuations in U.S. dollar/Euro exchange rates. The Company utilizes foreign currency forward exchange contracts to limit exposure to changes in currency exchange rates (see "Management's Discussion and Analysis of Financial Information and Results of Operations - Liquidity and Capital Resources"). At July 29, 2000 the Company had 23 contracts maturing in varying increments to purchase an aggregate notional amount of $22.6 million in foreign currency. These forward contracts do not extend beyond December 2001. Unrealized pretax losses on these forward contracts totaled approximately $2.2 million at July 29, 2000.

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

                                     PART II

          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 21, 2000, the Company held its annual meeting of stockholders. At the meeting, the stockholders voted on the following matters:

     1. To elect ten directors of the Company to hold office until the next Annual Meeting of Shareholders or until their respective successors are duly elected and qualified.

     2. To amend the Company's 1996 Stock Option Plan to increase the total number of shares of the Company's Common Stock with respect to which options may be granted under the plan from 1,125,000 shares to 1,850,000 shares.

     3. To amend the Company's 1992 Non-Employee Director Stock Option Plan to increase the total number of shares of the Company's Common Stock with respect to which options may be granted under the plan from 67,500 shares to 117,500 shares.

     4. To ratify the appointment by the Board of Directors of the firm Deloitte & Touche LLP as independent auditors for the Company for 2000.

     All proposals received the affirmative vote required for approval. The number of votes cast for, against and withheld, as well as the number of abstentions, as to each matter were as follows:

Proposal                                     Votes For           Votes Withheld
--------                                     ---------           --------------
1.   Election of Directors

     George Zimmer                          35,997,100            2,706,632

     Robert E. Zimmer                       37,205,858            1,497,874

     James E. Zimmer                        32,894,622            5,809,110

     Richard E. Goldman                     37,510,008            1,193,724

     David H. Edwab                         37,510,181            1,193,551

     Harry M. Levy                          37,510,358            1,193,374

     Rinaldo Brutoco                        37,508,640            1,195,092

     Michael L. Ray                         37,509,883            1,193,849

     Sheldon I. Stein                       37,508,942            1,194,790

     Stephen H Greenspan                    37,508,577            1,195,155


                                        Affirmative Votes       Negative Votes       Abstentions
                                        -----------------       --------------       -----------
2.   Amendment of 1996
     Stock Option Plan                      34,963,649            3,719,359            20,724

3.   Amendment of 1992
     Non-Employee Director Stock
     Option Plan                            37,265,531            1,408,586            29,614

4.   Ratification of
       Auditors                             38,656,197               37,020            10,514

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS.

          EXHIBIT
          NUMBER                         EXHIBIT INDEX

           10.1    --    Third Amendment to The Men's Wearhouse, Inc. 1992
                         Non-Employee Director Stock Option Plan (filed herewith).

           10.2    --    Second Amendment [sic] to The Men's Wearhouse, Inc.
                         1996 Stock Option Plan (filed herewith).

           10.3    --    Amendment No. 1 to the Limited Liability Company
                         Agreement of Chelsea Market Systems, L.L.C. dated as of
                         July 31, 2000, between and among Renwick Technologies,
                         Inc. and Harry M. Levy (filed herewith).

           27.1    --    Financial Data Schedule (filed herewith).

     (b)  Reports on Form 8-K.

          None.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, The Men's Wearhouse, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: September 12, 2000                  THE MEN'S WEARHOUSE, INC.

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

                                 EXHIBIT INDEX


EXHIBIT
NUMBER         DESCRIPTION
------         -----------
 10.1    --    Third Amendment to The Men's Wearhouse, Inc. 1992 Non-Employee
               Director Stock Option Plan (filed herewith).

 10.2    --    Second Amendment [sic] to The Men's Wearhouse, Inc. 1996 Stock
               Option Plan (filed herewith).

 10.3    --    Amendment No. 1 to the Limited Liability Company Agreement of
               Chelsea Market Systems, L.L.C. dated as of July 31, 2000, between and among Renwick Technologies, Inc. and Harry M. Levy (filed herewith).

 27.1    --    Financial Data Schedule (filed herewith).