Form 10-Q
period 2000-10-28
MENS WEARHOUSE INC
filed 2000-12-12
CIK 884217

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended           October 28, 2000          or
                                   -------------------------------------


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                   to
                                   -------------------  -------------

     Commission file number 1-16097



                            THE MEN'S WEARHOUSE, INC.
             (Exact Name of Registrant as Specified in its Charter)




                 TEXAS                                      74-1790172
    (State or Other Jurisdiction of                      (I.R.S. Employer
     Incorporation or Organization)                   Identification Number)




          5803 GLENMONT DRIVE
             HOUSTON, TEXAS                                 77081-1701
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


    The number of shares of common stock of the Registrant, par value $.01 per share, outstanding at December 8, 2000 was 41,853,519. In addition, there were 256,855 Exchangeable Shares outstanding at December 8, 2000.

================================================================================

                                  REPORT INDEX


PART AND ITEM NO.                                                                                      PAGE NO.
-----------------                                                                                      --------
PART I - Financial Information

     Item 1 - Financial Statements

     General Information......................................................................            1

     Consolidated Balance Sheets as of October 30, 1999 (unaudited), October 28, 2000                     2
       (unaudited) and January 29, 2000.......................................................

     Consolidated Statements of Earnings for the Three and Nine Months Ended October 30,
       1999 (unaudited) and October 28, 2000 (unaudited)......................................            3

     Consolidated Statements of Cash Flows for the Nine Months Ended October 30, 1999
       (unaudited) and October 28, 2000 (unaudited)...........................................            4

     Item 2 - Management's Discussion and Analysis of Financial Condition and Results
       of Operations..........................................................................            6

     Item 3 - Qualitative and Quantitative Disclosures about Market Risk......................           10

PART II - Other Information

     Item 6 - Exhibits and Reports on Form 8-K................................................           11

                          PART I, FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                               GENERAL INFORMATION

         The consolidated financial statements herein include the accounts of The Men's Wearhouse, Inc. and its subsidiaries (the "Company") and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures have been condensed or omitted. The Company believes that the presentation and disclosures herein are adequate to make the information not misleading, and the financial statements reflect all elimination entries and normal adjustments which are necessary for a fair statement of the results for the three and nine months ended October 30, 1999 and October 28, 2000.

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

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                       OCTOBER 30,        OCTOBER 28,        JANUARY 29,
                              ASSETS                                       1999               2000               2000
                                                                     ---------------    ---------------    ---------------
CURRENT ASSETS:
  Cash..........................................................     $        14,779    $        21,194    $        77,798
  Inventories...................................................             368,087            403,023            319,940
  Other current assets..........................................              23,520             24,336             25,727
                                                                     ---------------    ---------------    ---------------

     Total current assets.......................................             406,386            448,553            423,465
                                                                     ---------------    ---------------    ---------------

PROPERTY AND EQUIPMENT, NET.....................................             129,910            170,896            138,426

OTHER ASSETS, Net...............................................              48,804             50,564             49,304
                                                                     ---------------    ---------------    ---------------

          TOTAL.................................................     $       585,100    $       670,013    $       611,195
                                                                     ===============    ===============    ===============


               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable..............................................     $        95,967    $       106,304    $        76,420
  Accrued expenses..............................................              39,560             40,189             53,301
  Current portion of long-term debt.............................               2,549              2,454              2,594
  Income taxes payable..........................................               1,417             13,328             10,899
                                                                     ---------------    ---------------    ---------------

     Total current liabilities..................................             139,493            162,275            143,214

LONG-TERM DEBT..................................................              57,272             42,347             46,697

OTHER LIABILITIES...............................................               9,200             12,678             12,311
                                                                     ---------------    ---------------    ---------------

     Total liabilities..........................................             205,965            217,300            202,222
                                                                     ---------------    ---------------    ---------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock...............................................                  --                 --                 --
  Common stock..................................................                 397                418                409
  Capital in excess of par......................................             183,480            186,224            182,662
  Retained earnings.............................................             196,708            273,592            227,191
  Accumulated comprehensive (loss) income.......................                (102)              (894)                59
                                                                     ----------------   ----------------   ---------------
     Total......................................................             380,483            459,340            410,321

  Treasury stock, at cost.......................................              (1,348)            (6,627)            (1,348)
                                                                     ----------------   ----------------   ----------------

     Total shareholders' equity.................................             379,135            452,713            408,973
                                                                     ---------------    ---------------    ---------------

          TOTAL.................................................     $       585,100    $       670,013    $       611,195
                                                                     ===============    ===============    ===============

                 See Notes to Consolidated Financial Statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                                                ---------------------------   ----------------------------
                                                                OCTOBER 30,     OCTOBER 28,    OCTOBER 30,     OCTOBER 28,
                                                                    1999           2000           1999            2000
                                                                ------------   ------------   ------------    ------------
Net sales ...................................................   $    272,836   $    304,198   $    788,268    $    886,579

Cost of goods sold, including buying and occupancy costs ....        173,243        189,018        503,945         556,434
                                                                ------------   ------------   ------------    ------------

Gross margin ................................................         99,593        115,180        284,323         330,145

Selling, general and administrative expenses ................         76,755         86,210        220,065         252,122
Combination expenses:
   Transaction costs ........................................             --             --          7,707              --
   Duplicate facility costs .................................             --             --          6,070              --
   Merger related litigation costs ..........................             --             --            930              --
                                                                ------------   ------------   ------------    ------------

Operating income ............................................         22,838         28,970         49,551          78,023

Interest expense, net .......................................            919            711          2,178             946
                                                                ------------   ------------   ------------    ------------

Earnings before income taxes ................................         21,919         28,259         47,373          77,077

Provision for income taxes ..................................          8,947         11,251         21,899          30,676
                                                                ------------   ------------   ------------    ------------

Earnings before extraordinary item ..........................         12,972         17,008         25,474          46,401

Extraordinary item, net of tax ..............................             --             --          2,912              --
                                                                ------------   ------------   ------------    ------------

Net earnings ................................................   $     12,972   $     17,008   $     22,562    $     46,401
                                                                ============   ============   ============    ============

Net earnings per basic share:
  Earnings before extraordinary item ........................   $       0.31   $       0.41   $       0.61    $       1.11
  Extraordinary item, net of tax ............................             --             --          (0.07)             --
                                                                ------------   ------------   ------------    ------------
                                                                $       0.31   $       0.41   $       0.54    $       1.11
                                                                ============   ============   ============    ============

Net earnings per diluted share:
  Earnings before extraordinary item ........................   $       0.31   $       0.40   $       0.60    $       1.10
  Extraordinary item, net of tax ............................             --             --          (0.07)             --
                                                                ------------   ------------   ------------    ------------
                                                                $       0.31   $       0.40   $       0.53    $       1.10
                                                                ============   ============   ============    ============

Weighted average shares outstanding:
  Basic .....................................................         41,848         41,768         41,841          41,744
                                                                ============   ============   ============    ============

  Diluted ...................................................         42,277         42,614         42,441          42,365
                                                                ============   ============   ============    ============


                 See Notes to Consolidated Financial Statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                        FOR THE NINE MONTHS ENDED
                                                                       ----------------------------
                                                                       OCTOBER 30,     OCTOBER 28,
                                                                           1999            2000
                                                                       ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings .....................................................   $     22,562    $     46,401
  Adjustments to reconcile net earnings to net cash
  provided by operating activities:
     Extraordinary item, net of tax ................................          2,912              --
     Depreciation and amortization .................................         21,985          24,919
     Deferred tax provision (benefit) ..............................             --            (978)
     Stock option compensation expense .............................            889              --
     Duplicate facility cost .......................................          3,417              --
     Increase in inventories .......................................        (64,496)        (85,332)
     Increase in other assets ......................................         (1,685)           (957)
     Increase in accounts payable and accrued expenses .............         30,199          20,272
     Increase (decrease) in income taxes payable ...................         (6,225)          3,155
     Increase (decrease) in other liabilities ......................           (768)            391
                                                                       ------------    ------------

          Net cash provided by operating activities ................          8,790           7,871
                                                                       ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net ........................................        (28,918)        (55,814)
  Investment in trademarks, tradenames and other assets ............           (356)         (1,805)
  Maturities of short-term securities ..............................          8,525              --
  Purchase of short-term securities ................................         (2,500)             --
  Purchase of minority interests ...................................         (2,135)             --
                                                                       ------------    ------------

          Net cash used in investing activities ....................        (25,384)        (57,619)
                                                                       ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock and other equity
  instruments.......................................................          1,671           3,634
  Bank borrowings ..................................................         65,046              --
  Principal payments on long-term debt .............................        (64,179)         (1,904)
  Deferred financing and merger costs ..............................           (623)             --
  Tax payments related to options exercised ........................           (304)           (575)
  Purchase of treasury stock .......................................         (1,273)         (7,871)
                                                                       ------------    ------------

          Net cash provided by (used in) financing activities ......            338          (6,716)
                                                                       ------------    ------------

Effect of exchange rate changes on cash ............................             23            (140)
                                                                       ------------    ------------

DECREASE IN CASH ...................................................        (16,233)        (56,604)
CASH:
  Beginning of period ..............................................         31,012          77,798
                                                                       ------------    ------------

  End of period ....................................................   $     14,779    $     21,194
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

3.  COMPREHENSIVE INCOME AND SUPPLEMENTAL CASH FLOWS--

     The Company's comprehensive income, which encompasses net earnings and currency translation adjustments, is as follows (in thousands):

                                                          FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                                         ---------------------------    ---------------------------
                                                         OCTOBER 30,    OCTOBER 28,     OCTOBER 30,    OCTOBER 28,
                                                             1999           2000            1999           2000
                                                         ------------   ------------    ------------   ------------
Net earnings                                             $     12,972   $     17,008    $     22,562   $     46,401
Currency translation adjustments, net of tax                       91           (660)            131           (953)
                                                         ------------   ------------    ------------   ------------

Comprehensive income                                     $     13,063   $     16,348    $     22,693   $     45,448
                                                         ============   ============    ============   ============


     The Company paid cash during the first three quarters of 1999 of $3.3 million for interest and $29.8 million for taxes, compared with $2.5 million for interest and $29.2 million for taxes during the first three quarters of 2000. The Company had non-cash investing and financing activities resulting from the issuance of treasury stock to the employee stock ownership plan of $2.0 million and $2.5 million in the first three quarters of 1999 and 2000, respectively, and from the tax benefit recognized upon exercise of stock options of $0.3 million and $0.6 million, respectively.

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

                                           FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED        YEAR ENDED
                                         -------------------------------   ------------------------------   ----------------
                                           OCTOBER 30,     OCTOBER 28,      OCTOBER 30,     OCTOBER 28,       JANUARY 29,
                                             1999              2000            1999            2000             2000
                                         --------------   --------------   -------------   -------------    ----------------
  Stores open at beginning of period          589              623              579             614                579
    Opened                                     13               16               36              28                 54
    Closed                                     --               --              (13)             (3)               (19)
                                             ----             ----             ----            ----              -----
  Stores open at end of period                602              639              602             639                614
                                             ====             ====             ====            ====              =====


  Stores open at end of period:
  U.S. --
    Men's Wearhouse                           437              464              437             464                450
    K&G/SuitMax/Suit Warehouse                 52               62               52              62                 51
                                             ----             ----             ----            ----              -----
                                              489              526              489             526                501
  Canada-- Moores                             113              113              113             113                113
                                             ----             ----             ----            ----              -----
                                              602              639              602             639                614
                                             ====             ====             ====            ====              =====

RESULTS OF OPERATIONS

    Three Months Ended October 30, 1999 and October 28, 2000

    The Company's net sales were $304.2 million for the quarter ended October 28, 2000, a $31.4 million or 11.5% increase over the same prior year period. This increase was due primarily to sales resulting from the increased number of stores and increased sales at existing stores. Sales from U.S. stores represented 89.4% of total sales in the third quarter of 2000, compared with 88.4% of total sales in the third quarter of 1999. Comparable store sales (which are calculated primarily by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period) increased 5.0% for the U.S. stores from the same prior year quarter, while comparable store sales for the Canadian stores increased 1.9% from the same prior year quarter.

    Gross margin increased 15.7% over the same prior year quarter to $115.2 million in the third quarter of 2000. As a percentage of sales, gross margin increased from 36.5% in the third quarter of 1999 to 37.9% in the third quarter of 2000. This increase in gross margin predominantly resulted from a decrease in product costs as a percentage of sales.

    Selling, general and administrative ("SG&A") expenses increased as a percentage of sales from 28.1% for the quarter ended October 30, 1999 to 28.3% for the quarter ended October 28, 2000, and SG&A expenditures increased by $9.5 million to $86.2 million. On an absolute dollar basis, the principal components of SG&A expenses increased primarily due to the Company's growth. Advertising expense decreased from 6.0% to 5.0% of net sales, while store salaries increased from 11.0% to 11.4% of net sales and other SG&A expenses increased from 11.1% to 12.0% of net sales.

    Interest expense, net of interest income, decreased from $.9 million in the third quarter of 1999 to $.7 million in the third quarter of 2000. Weighted average borrowings outstanding decreased from $64.7 million in the prior year to $48.6 million in the third quarter of 2000, and the weighted average interest rate on outstanding indebtedness increased from 6.2% to 8.0%. The decrease in the weighted average borrowings was due primarily to reduced borrowings under the Company's credit facilities. The increase in the weighted average interest rate was due primarily to increases in the LIBOR rate.

    The Company's effective income tax rate decreased from 40.8% for the third quarter of 1999 to 39.8% for the third quarter of 2000. The effective tax rate was higher than the statutory U.S. federal rate of 35% primarily due to the effect of state income taxes, the nondeductibility of a portion of meal and entertainment expenses and, in 1999, nondeductible transaction costs.

    Nine Months Ended October 30, 1999 and October 28, 2000

    The Company's net sales were $886.6 million for the nine months ended October 28, 2000, a $98.3 million or 12.5% increase over the same prior year period. This increase was due primarily to sales resulting from the increased number of stores and increased sales at existing stores. Sales from U.S. stores represented 89.0% of total sales in the first three quarters of 2000, compared with 88.6% of total sales in the same period of 1999. Comparable store sales increased 5.5% for the U.S. stores from the same prior year period, while comparable store sales for the Canadian stores increased 7.2% from the same prior year period.

    Gross margin increased 16.1% over the same prior year period to $330.1 million for the first nine months of 2000. As a percentage of sales, gross margin increased from 36.1% for the first three quarters of 1999 to 37.2% in the first three quarters of 2000. This increase in gross margin predominantly resulted from a decrease in product costs as a percentage of sales.

    Selling, general and administrative ("SG&A") expenses increased as a percentage of sales from 27.9% for the first nine months of 1999 to 28.4% for the first nine months of 2000, and SG&A expenditures increased by $32.1 million to $252.1 million. On an absolute dollar basis, the principal components of SG&A expenses increased primarily due to the Company's growth. Advertising expense decreased from 5.9% to 5.3% of net sales, while store salaries increased from 10.9% to 11.3% of net sales and other SG&A expenses increased from 11.2% to 11.9% of net sales.

    As a result of the Moores and K&G combinations, the Company recorded transaction costs of $7.7 million, duplicative stores closing costs of $6.1 million and litigation costs of $0.9 million in the first nine months of 1999. The transaction costs were composed primarily of investment banking fees, professional fees and contract termination payments, while the duplicative store closing costs consisted primarily of lease termination payments and the write-off of fixed assets associated with the closing of duplicate store sites in existing markets. The litigation charge resulted from the settlement of a lawsuit filed by a former K&G employee related to his employment relationship with K&G. In addition, the Company recorded an extraordinary charge of $2.9 million, net of a $1.4 million tax benefit, related to the write-off of deferred financing costs and prepayment penalties for the refinancing of approximately US$57 million of Moores' indebtedness.

    Interest expense, net of interest income, decreased from $2.2 million for the first nine months of 1999 to $0.9 million in the first nine months of 2000. Weighted average borrowings outstanding decreased from $63.9 million in the prior year to $51.3 million in the first nine months of 2000, and the weighted average interest rate on outstanding indebtedness increased from 6.5% to 7.3%. The decrease in the weighted average borrowings was due primarily to reduced borrowings under the Company's credit facilities. The increase in the weighted average interest rate was due primarily to increases in the LIBOR rate.

    The Company's effective income tax rate decreased from 46.2% for the nine months ended October 30, 1999 to 39.8% for the nine months ended October 28, 2000. The effective tax rate was higher than the statutory U.S. federal rate of 35% primarily due to the effect of state income taxes, the nondeductibility of a portion of meal and entertainment expenses and, in 1999, nondeductible transaction costs.

    The Company's earnings before extraordinary item, as reported and excluding the effect of non-recurring charges, were as follows (in thousands, except per share amounts):

                                                                                    FOR THE NINE MONTHS ENDED
                                                                                  ----------------------------
                                                                                  OCTOBER 30,      OCTOBER 28,
                                                                                      1999             2000
                                                                                  -----------      -----------
       Earnings before extraordinary item, as reported                            $    25,474      $    46,401
       Transaction costs, net of tax benefit of $633                                    7,074               --
       Duplicative store closing costs, net of tax benefit of $2,471                    3,599               --
       Litigation costs, net of tax benefit of $372                                       558               --
                                                                                  -----------      -----------
       Earnings before extraordinary item and non-recurring charges               $    36,705      $    46,401
                                                                                  ===========      ===========

       Diluted earnings per share before extraordinary
        item, as reported                                                         $      0.60      $      1.10
                                                                                  ===========      ===========

       Diluted earnings per share before extraordinary
        item and non-recurring charges                                            $      0.86      $      1.10
                                                                                  ===========      ===========


LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities was $7.9 million in the first nine months of 2000 compared with $8.8 million in the first nine months of 1999. These amounts primarily represent net earnings before extraordinary items plus depreciation, amortization and other non-cash charges, and increases in accounts payable and accrued expenses, offset by increases in inventories. Inventories increased $85.3 million and $64.5 million for the three quarters ended October 28, 2000 and October 30, 1999, respectively, due to seasonal inventory buildup and the addition of inventory for new stores and stores expected to be opened in the following quarter.

    Working capital was $286.3 million at October 28, 2000, which is up from $280.3 million at January 29, 2000 and $266.9 million at October 30, 1999. Historically, the Company's working capital has been at its lowest level in January and February and has increased through November as inventory buildup is financed with long-term borrowings in preparation for the fourth quarter selling season.

         Cash used in investing activities was $57.6 million and $25.4 million for the first three quarters of 2000 and 1999, respectively. Cash used in investing activities was primarily comprised of capital expenditures relating primarily to stores opened, remodeled or relocated during the period or under construction at the end of the period and infrastructure technology investments.

         The Company has a revolving credit agreement with a group of banks (the "Credit Agreement") that provides for borrowing of up to $125 million through February 5, 2004. Advances under the Credit Agreement bear interest at a rate per annum equal to, at the Company's option, the agent's prime rate or the reserve adjusted LIBOR rate plus an interest rate margin varying between .75% to 1.25%. The Credit Agreement provides for fees applicable to unused commitments of .125% to .225%. In addition, the Company entered into two Canadian credit facilities in conjunction with the combination with Moores. These facilities include a revolving credit agreement which provides for borrowings up to Can$30 million (US$20 million) through February 5, 2004 and a term credit agreement under which the Company borrowed Can$75 million (US$50 million) in February 1999. The term credit borrowing is payable in quarterly installments of Can$0.9 million (US$0.6 million) beginning in May 1999, with the remaining unpaid principal payable on February 5, 2004. Covenants and interest rates are substantially similar to those contained in the Company's Credit Agreement. Borrowings outstanding under these agreements were used to repay approximately US$57 million in outstanding indebtedness of Moores and to fund operating and other requirements of Moores. As of October 28, 2000, there was $44.8 million outstanding under these credit agreements.

    The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain a minimum level of net worth and certain financial ratios. The Credit Agreement also prohibits payment of cash dividends on the common stock of the Company. The Company is in compliance with the covenants in the Credit Agreement.

    In the fourth quarter of 1999, the Board of Directors authorized a stock repurchase program for up to 1,000,000 shares of the Company's common stock. Under this authorization, the Company may purchase shares from time to time in the open market, depending on market price and other considerations. During the first three quarters of 2000, the Company purchased 335,000 shares of its common stock at a cost of $7.9 million. In addition, on July 25, 2000, the Company issued an option contract that gave the contract counterparty the option to require the Company to purchase 250,000 shares of its common stock at a specified strike price per share on October 25, 2000. The Company received a premium of $0.4 million for issuing the contract. The option expired unexercised on October 25, 2000.

    The Company anticipates that its existing cash and cash flow from operations, supplemented by borrowings under the Credit Agreement, will be sufficient to fund its planned store openings, other capital expenditures and operating cash requirements for at least the next 12 months.

    In connection with the Company's direct sourcing program, the Company may enter into purchase commitments that are denominated in a foreign currency (primarily the Euro). The Company generally enters into forward exchange contracts to reduce the risk of currency fluctuations related to such commitments. The majority of the forward exchange contracts are with six financial institutions. Therefore, the Company is exposed to credit risk in the event of nonperformance by these parties. However, due to the creditworthiness of these major financial institutions, full performance is anticipated. The Company may also be exposed to market risk as a result of changes in foreign exchange rates. This market risk should be substantially offset by changes in the valuation of the underlying transactions.

       ITEM 3 - QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to exposure from fluctuations in U.S. dollar/Euro exchange rates. The Company utilizes foreign currency forward exchange contracts to limit exposure to changes in currency exchange rates (see "Management's Discussion and Analysis of Financial Information and Results of Operations - Liquidity and Capital Resources"). At October 28, 2000 the Company had 23 contracts maturing in varying increments to purchase an aggregate notional amount of $20.3 million in foreign currency. These forward contracts do not extend beyond February 2002. Unrealized pretax losses on these forward contracts totaled approximately $3.3 million at October 28, 2000.

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

FORWARD-LOOKING STATEMENTS

    Certain statements made herein and in other public filings and releases by the Company contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainty. These forward-looking statements may include, but are not limited to, future capital expenditures, acquisitions (including the amount and nature thereof), future sales, earnings, margins, costs, number and costs of store openings, demand for clothing, market trends in the retail clothing business, currency fluctuations, inflation and various economic and business trends. Forward-looking statements may be made by management orally or in writing, including but not limited to, the Management's Discussion and Analysis of Financial Condition and Results of Operations section and other section included herein of the Company's filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934 and the Securities Act of 1933.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS.

          EXHIBIT
          NUMBER                         EXHIBIT INDEX
          -------                        -------------
           10.1      --  The Men's Wearhouse, Inc. Employee Stock Discount Plan, as amended and restated
                         effective as of January 1, 2001 (filed herewith).

           27.1      --  Financial Data Schedule (filed herewith).

(b)      Reports on Form 8-K.

         None.


                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, The Men's Wearhouse, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  December 12, 2000                 THE MEN'S WEARHOUSE, INC.


                             By              /s/ NEILL P. DAVIS
                               -------------------------------------------------
                                               Neill P. Davis
                             Senior Vice President, Chief Financial Officer and
                                   Treasurer (Principal Financial Officer)