Form 10-K
period 2001-02-03
MENS WEARHOUSE INC
filed 2001-05-02
CIK 884217

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(MARK ONE)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED FEBRUARY 3, 2001 OR

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                                   NAME OF EACH EXCHANGE
                TITLE OF EACH CLASS                                 ON WHICH REGISTERED
                -------------------                                ---------------------
      Common Stock, par value $.01 per share                      New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of shares of common stock on the New York Stock Exchange on April 27, 2001, was approximately $786.1 million.

     The number of shares of common stock of the Registrant outstanding on April 27, 2001 was 40,906,897, excluding 1,365,364 shares classified as Treasury Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

                    DOCUMENT                                     INCORPORATED AS TO
                    --------                                     ------------------
Notice and Proxy Statement for the Annual Meeting         Part III: Items 10, 11, 12 and 13
  of Shareholders scheduled to be held June 7,
  2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             FORM 10-K REPORT INDEX

10-K PART AND ITEM NO.                                                    PAGE NO.
----------------------                                                    --------
PART I
Item 1.  Business....................................................         1
Item 2.  Properties..................................................         7
Item 3.  Legal Proceedings...........................................         9
Item 4.  Submission of Matters to a Vote of Security Holders.........         9

PART II
Item 5.  Market for the Company's Common Equity and Related
           Stockholder Matters.........................................      10
Item 6.  Selected Financial Data.......................................      11
Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................      12
Item 7A. Quantitative and Qualitative Disclosures About Market
           Risk........................................................      19
Item 8.  Financial Statements and Supplementary Data...................      20
Item 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................      38
PART III
Item 10. Directors and Executive Officers of the Registrant............      38
Item 11. Executive Compensation........................................      38
Item 12. Security Ownership of Certain Beneficial Owners and
           Management..................................................      38
Item 13. Certain Relationships and Related Transactions................      38

PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................      38

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

THE COMPANY

     We are one of the largest specialty retailers of menswear in the United States and Canada. At February 3, 2001, our U.S. operations included 538 stores in 42 states and the District of Columbia, primarily operating under the brand names of Men's Wearhouse and K&G, with approximately 28% of our locations in Texas and California. At February 3, 2001, our Canadian operations included 113 stores in 10 provinces operating under the brand name of Moores.

  Men's Wearhouse

     Under the Men's Wearhouse brand, we target middle and upper-middle income men by offering quality merchandise at everyday low prices. In addition to value, we provide a superior level of customer service. Men's Wearhouse stores offer a broad selection of designer, brand name and private label merchandise at prices we believe are typically 20% to 30% below the regular prices found at traditional department and specialty stores. Our merchandise includes suits, sport coats, slacks, business casual, sportswear, outerwear, dress shirts, shoes and accessories. We concentrate on business attire that is characterized by infrequent and more predictable fashion changes. Therefore, we believe we are not as exposed to trends typical of more fashion-forward apparel retailers, where significant markdowns and promotional pricing are more common. At February 3, 2001, we operated 473 Men's Wearhouse stores in 42 states and the District of Columbia. These stores are referred to as "Men's Wearhouse stores" or "traditional stores".

     We also began a tuxedo rental program in selected Men's Wearhouse stores during 1999. We believe this program generates incremental business for us without significant incremental personnel or real estate costs and broadens our customer base by drawing first-time and younger customers into our stores. At the end of fiscal 2000, we offered tuxedo rentals in 128 Men's Wearhouse stores.

  K&G

     Under the K&G brand, we target the more price sensitive customer. The K&G brand was acquired as a result of our combination with K&G Men's Center, Inc. ("K&G Inc.") in June 1999 in a transaction accounted for as a pooling of interests (see Note 2 of Notes to Consolidated Financial Statements). Prior to the combination, our Value Priced Clothing ("VPC") subsidiary targeted the market for the more price sensitive customer. At February 3, 2001, we operated 60 K&G stores in 21 states and, through VPC, four Suit Warehouse stores in metropolitan Detroit and one in Ohio. Four of the K&G stores offer ladies' career apparel that is also targeted to the more price sensitive customer.

     We believe that K&G's more basic, value-oriented superstore approach appeals to certain customers in the apparel market. K&G offers first-quality, current-season apparel and accessories comparable in quality to that of traditional department and fine specialty stores, at everyday low prices we believe are typically 30% to 70% below the regular prices charged by such stores. K&G's merchandising strategy emphasizes broad and deep assortments across all major categories, including tailored clothing, casual sportswear, dress furnishings, footwear and accessories. This merchandise selection, which includes brand name as well as private label merchandise, positions K&G to attract a wide range of customers in each of its markets. As with the Men's

Wearhouse brand, K&G's philosophy of delivering everyday value distinguishes K&G from other retailers that adopt a more promotional pricing strategy.

  Moores

     On February 10, 1999, we combined with Moores Retail Group Inc. ("Moores"), a privately owned Canadian corporation, in a transaction accounted for as a pooling of interests (see Note 2 of Notes to Consolidated Financial Statements). Moores is one of Canada's leading specialty retailers of menswear, with 113 stores in 10 Canadian provinces at February 3, 2001. Moores focuses on conservative, basic tailored apparel. This limits exposure to changes in fashion trends and the need for significant markdowns. Moores' merchandise consists of suits, sport coats, slacks, business casual, dress shirts, sportswear, outerwear, shoes and accessories. Moores typically offers a full assortment of suits and sport coats with prices of suits generally ranging from Can$149 to Can$349.

     Moores distinguishes itself from other Canadian retailers of menswear by manufacturing a significant portion of the tailored clothing for sale in its stores. Moores conducts its manufacturing operations through its wholly owned subsidiary, Golden Brand Clothing (Canada) Ltd. ("Golden Brand"), which is the second largest manufacturer of men's suits and sport coats in Canada. Golden Brand's manufacturing facility in Montreal, Quebec, includes a cutting room, fusing department, pant shop and coat shop. At full capacity, the coat shop can produce 13,000 units per week and the pant shop can produce 23,000 units per week. As a result of the vertical integration and the related cost savings, Moores is able to provide greater value to its customer by offering a broad selection of quality merchandise at everyday low prices, which the Company believes typically range from 20% to 30% below the regular prices charged by traditional Canadian department and specialty stores. Beginning in 1999, Golden Brand also manufactures product for Men's Wearhouse stores.

EXPANSION STRATEGY

     Our expansion strategy includes:

     - opening additional Men's Wearhouse and K&G stores in new and existing markets,

     - increasing the size of certain existing Men's Wearhouse stores,

     - expanding our tuxedo rental program to additional Men's Wearhouse stores,

     - expanding our distribution facility with a new center to handle tuxedo rental and e-commerce fulfillment,

     - identifying strategic acquisition opportunities, including but not limited to international opportunities, and

     - testing expanded merchandise categories in selected stores.

     In general terms, we consider a geographic area served by a common group of television stations as a single market.

     On a limited basis, we have acquired store locations, inventories, customer lists, trademarks and tradenames from existing menswear retailers in both new and existing markets. We may do so again in the future. At present, we plan to open an additional 25 new Men's Wearhouse stores and up to 15 new K&G stores in 2001, to close one Men's Wearhouse store and one K&G store, to expand and relocate up to 23 existing Men's Wearhouse stores and 13 existing K&G stores and to continue expansion in subsequent years. We believe that our ability to increase the number of traditional stores in the United States above 525 will be limited. However, we believe that additional growth opportunities exist through selectively expanding existing stores, improving and diversifying the merchandise mix, relocating stores and expanding our K&G brand.

MERCHANDISING

     Our stores offer a broad selection of designer, brand name and private label men's business attire, including a consistent stock of core items (such as navy blazers, tuxedos and basic suits). Although basic styles are emphasized, each season's merchandise reflects current fabric and color trends, and a small percentage of inventory, accessories in particular, are usually more fashion oriented. The broad merchandise selection creates increased sales opportunities by permitting a customer to purchase substantially all of his tailored wardrobe and accessory requirements, including shoes, at our stores. Within our tailored clothing, we offer an assortment of styles from a variety of manufacturers and maintain a broad selection of fabrics, colors and sizes. We believe that the depth of selection offered provides us with an advantage over most of our competitors.

     The Company's inventory mix includes "business casual" merchandise designed to meet increased demand for such products resulting from the trend toward more relaxed dress codes in the workplace. This merchandise consists of tailored and non-tailored clothing (sport coats, casual slacks, knits and woven sports shirts, sweaters and casual shoes) that complements the existing product mix and provides opportunity for enhanced sales without significant inventory risk.

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

     By targeting men's business attire, a category of men's clothing characterized by infrequent and more predictable fashion changes, we believe we are not as exposed to trends typical of more fashion-forward apparel retailers. This allows us to carry basic merchandise over to the following season and reduces the need for markdowns; for example, a navy blazer or gray business suit may be carried over to the next season. Our Men's Wearhouse and Moores stores have an annual sale after Christmas that runs through the month of January, during which prices on many items are reduced 20% to 50% off the everyday low prices. This sale reduces stock at year-end and prepares for the arrival of the new season's merchandise. In 2001, we plan to have a comparable sales event in mid-summer.

     During 1998, 1999 and 2000, 65.5%, 62.2% and 59.3%, respectively, of our total net sales were attributable to tailored clothing (suits, sport coats and slacks) and 34.5%, 37.8% and 40.7% respectively, were attributable to casual attire, sportswear, shoes, shirts, ties, outerwear and other.

     In addition to accepting cash, checks or nationally recognized credit cards, we offer our own private label credit card to Men's Wearhouse customers. We have contracted with a third-party vendor to provide all necessary servicing, processing and to assume all credit risks associated with our private label credit card program. We believe that the private label credit card provides us with an important tool for targeted marketing and presents an excellent opportunity to communicate with our customers. During 2000, our customers used the private label credit card for approximately 12% of our sales.

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

     K&G stores are designed to allow customers to select and purchase apparel by themselves. For example, each merchandise category is clearly marked and organized by size, and suits are specifically tagged "Athletic Fit," "Double-Breasted," "Three Button," etc., as a means of further assisting customers to easily select their styles and sizes. K&G employees assist customers with merchandise selection, including correct sizing.

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

     Our total annual advertising expenditures, which were $60.8 million, $64.5 million and $69.7 million in 1998, 1999 and 2000, respectively, are significant. The Company advertises principally on television and radio, which we consider the most effective means of attracting and reaching potential customers, and our advertising campaign is designed to reinforce our various brands.

PURCHASING AND DISTRIBUTION

     We purchase merchandise from approximately 700 vendors. In 2000, no vendor accounted for 10% or more of purchases. Management does not believe that the loss of any vendor would significantly impact us. While we have no material long-term contracts with our vendors, we believe that we have developed an excellent relationship with our vendors, which is supported by consistent purchasing practices.

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

     We purchase a significant portion of our inventory through a direct sourcing program. In addition to finished product, we purchase fabric from mills and contract with certain factories for the assembly of the finished product to be sold in our U.S. and Canadian stores. Arrangements for fabric and assembly have been with both domestic and foreign mills and factories. During 1998, 1999 and 2000, product procured through the direct sourcing program represented approximately 23%, 26% and 28%, respectively, of total inventory purchases for stores operating in the U.S. We expect that purchases through the direct sourcing program will represent approximately 29% of total purchases in 2001. During 1998, 1999 and 2000, our manufacturing operations at Golden Brand provided 55%, 56% and 45%, respectively, of inventory purchases for Moores stores and 2% and 6% during 1999 and 2000, respectively, of inventory purchases for Men's Wearhouse stores (none in 1998).

     To protect against currency exchange risks associated with certain firmly committed and certain other probable, but not firmly committed, inventory transactions denominated in a foreign currency (primarily the Euro), we enter into forward exchange contracts. In addition, many of the purchases from foreign vendors are financed by letters of credit.

     We have entered into license agreements with a limited number of parties under which we are entitled to use designer labels, such as "Vito Rufolo(R)," "Gary Player(R)", "Pronto Uomo(R)" and "Linea Uomo(R)" and nationally recognized brand labels such as "Botany(R)" and "Botany 500(R)", in return for royalties paid to the licensor based on the costs of the relevant product. These license agreements generally limit the use of the individual label to products of a specific nature (such as men's suits, men's formal wear or men's shirts). The labels licensed under these agreements will continue to be used in connection with a portion of the purchases under the direct sourcing program described above, as well as purchases from other vendors. We monitor the performance of these licensed labels compared to their cost and may elect to selectively terminate any license. We have also purchased several trademarks, including "Cricketeer(R)," "Joseph & Feiss(R)," "Baracuta(R)," and "Country Britches(R)," which are used similarly to our licensed labels. Because of the continued consolidation in the men's tailored clothing industry, we may be presented with opportunities to acquire or license other designer or nationally recognized brand labels.

     All merchandise for Men's Wearhouse stores is received into our central warehouse located in Houston, Texas. Merchandise for a store is picked and then moved to the appropriate staging area for shipping. In addition to the central distribution center in Houston, we have space within certain Men's Wearhouse stores in the majority of our markets, which function as redistribution facilities for their respective areas. Most merchandise for Moores and K&G stores is direct shipped by vendors to the stores.

     We lease and operate 28 long-haul tractors and 59 trailers, which, together with common carriers, are used to transport merchandise from the vendors to our distribution facilities and from the distribution facilities to Men's Wearhouse stores within each market. We also lease or own 64 smaller van-like trucks, which are used to deliver merchandise locally or within a given geographic region.

MANAGEMENT INFORMATION AND TELECOMMUNICATION SYSTEMS

     We have aggressively pursued the implementation of technology which provides the opportunity for competitive advantage and which leverages human resources. By using sophisticated management information systems, and by integrating them with highly functional telecommunication systems, we have effectively managed the operation of our business and inventory while experiencing substantial growth. During 2001, we expect to complete the roll-out of a new, enhanced front-end point-of-sale system in our Men's Wearhouse stores. This system will enable us to provide better customer service at checkout and will enhance communications with the stores.

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

SEASONALITY

     Like most retailers, our business is subject to seasonal fluctuations. Historically, over 30% of our net sales and over 45% of our net earnings have been generated during the fourth quarter of each year. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full year (see Note 9 of Notes to Consolidated Financial Statements).

TRADEMARKS AND SERVICEMARKS

     We are the owner in the United States of the trademark and servicemark, "The Men's Wearhouse(R)", and of federal registrations therefor expiring in 2010, 2009 and 2002, respectively, subject to renewal. We have also been granted registrations for that trademark and servicemark in 40 states (including Texas and California) of the 42 states in which we do business and have used those marks. Applications for the remaining two states have been filed. We are also the owner of "Men's Wearhouse (and design)(R)". Our rights in the "The Men's Wearhouse(R)" mark are a significant part of our business, as the mark has become well known through our television and radio advertising campaigns. Accordingly, we intend to maintain our mark and the related registrations.

     We are also the owner in the United States of the servicemarks "The Suit Warehouse" and "The Suit Warehouse and logo," which are tradenames used by the stores operated by VPC, and "K&G", which is a tradename used by some of the stores operated by K&G. K&G stores operate under the tradenames K&G Men's Superstore, K&G Men's Center, K&G MenSmart, T&C Men's Center, T&C MenSmart, and K&G Ladies. We own the registrations for "K&G(R)" and "K&G (stylized)(R)". The applications for the servicemarks "K&G Men's Superstore" and K&G Men's Superstore (and design) and K&G Ladies are in process. In addition, we own or license other trademarks/servicemarks used in the business, principally in connection with the labeling of product purchased through the direct sourcing program.

     We own Canadian trademark registrations for the marks "Moores The Suit People(R)", "Moores Vetements Pour Hommes(R)" and "Moores Vetements Pour Hommes (and design)(R)", Moores stores operate under the tradenames Moores The Suit People and Moores Clothing for Men. The applications for the servicemarks for "Moores Clothing for Men" and "Moores Clothing for Men (and design)" have also been filed.

EMPLOYEES

     At February 3, 2001, we had approximately 12,000 employees, of whom approximately 8,900 were full-time and approximately 3,100 were part-time employees. Seasonality affects the number of part-time employees as well as the number of hours worked by full-time and part-time personnel. Approximately 960 of our employees at Golden Brand belong to the Union of Needletrades, Industrial and Textile Employees. Golden Brand is part of a collective bargaining unit, of which it is the largest company.

ITEM 2. PROPERTIES

     As of February 3, 2001, we operated 538 stores in 42 states and the District of Columbia and 113 stores in 10 Canadian provinces. The following table sets forth the location, by state or province, of these stores:

                                                    MEN'S WEARHOUSE   K&G/VPC   MOORES
                                                    ---------------   -------   ------
UNITED STATES
California........................................         86            6
Texas.............................................         46           12
Florida...........................................         33            2
Illinois..........................................         23            1
Michigan..........................................         20            4
New York..........................................         19            2
Pennsylvania......................................         19            2
Ohio..............................................         16            5
Virginia..........................................         16            1
Georgia...........................................         13            7
Washington........................................         13            1
Massachusetts.....................................         12            3
North Carolina....................................         12            1
New Jersey........................................         12            5
Colorado..........................................         11            2
Maryland..........................................         11            4
Arizona...........................................         10
Minnesota.........................................         10            2
Tennessee.........................................          9            1
Indiana...........................................          8            1
Missouri..........................................          8
Connecticut.......................................          7            1
Oregon............................................          6
Wisconsin.........................................          6
Alabama...........................................          5
Nevada............................................          5
Utah..............................................          5
Louisiana.........................................          4            1
South Carolina....................................          3
Kentucky..........................................          3
Nebraska..........................................          3
New Hampshire.....................................          3
Oklahoma..........................................          3
Kansas............................................          2            1
New Mexico........................................          2
Delaware..........................................          2
Arkansas..........................................          1
District of Columbia..............................          1
Idaho.............................................          1
Iowa..............................................          1
Mississippi.......................................          1
Rhode Island......................................          1
South Dakota......................................          1
CANADA
Ontario...........................................                                49
Quebec............................................                                23
British Columbia..................................                                14
Alberta...........................................                                12
Manitoba..........................................                                 5
New Brunswick.....................................                                 3
Nova Scotia.......................................                                 3
Saskatchewan......................................                                 2
Newfoundland......................................                                 1
Prince Edward Island..............................                                 1
                                                          ---           --       ---
          Total...................................        473           65       113
                                                          ===           ==       ===

     Men's Wearhouse and Moores stores vary in size from approximately 2,850 to 15,100 total square feet (average square footage at February 3, 2001 was 5,380 square feet). Men's Wearhouse and Moores stores are primarily located in middle and upper-middle income neighborhood strip and specialty retail shopping centers. We believe our customers generally prefer to limit the amount of time they spend shopping for menswear and seek easily accessible store sites.

     Men's Wearhouse and Moores stores are designed to further our strategy of facilitating sales while making the shopping experience pleasurable. We attempt to create a specialty store atmosphere through effective merchandise presentation and sizing, attractive in-store signs and efficient checkout procedures. Most of these stores have similar floor plans and merchandise presentation to facilitate the shopping experience and sales process. Designer, brand name and private label garments are intermixed, and emphasis is placed on the fit of the garment rather than on a particular label or manufacturer. Each store is staffed with clothing consultants and sales associates and has a tailoring facility with at least one tailor.

     K&G stores vary in size from approximately 7,900 to 30,000 total square feet (average square footage at February 3, 2001 was 17,119 square feet). K&G stores are "destination" stores located primarily in low-cost warehouses and secondary strip shopping centers that are easily accessible from major highways and thoroughfares. K&G has created a 30,000 to 35,000 square foot prototype men's and ladies' superstore with fitting rooms and convenient check-out, customer service and tailoring areas. K&G stores are organized to convey the impression of a dominant assortment of first-quality merchandise and to project a no-frills, value-oriented warehouse atmosphere. Each element of store layout and merchandise presentation is designed to reinforce K&G's strategy of providing a large selection and assortment in each category. We seek to make K&G stores "customer friendly" by utilizing store signage and grouping merchandise by categories and sizes, with brand name and private label merchandise intermixed. We also seek to instill a sense of urgency for the customer to purchase by opening K&G stores for business on Fridays, Saturdays and Sundays only, except for a limited number of Monday holidays and an expanded schedule for the holiday season when stores are open every day. Each store is typically staffed with a manager, assistant manager and other employees who serve as customer service and sales personnel and cashiers. Each store also has a tailoring facility with at least one tailor.

     We lease our stores on terms generally from five to ten years with renewal options at higher fixed rates in most cases. Leases typically provide for percentage rent over sales break points. Additionally, most leases provide for a base rent as well as "triple net charges," including but not limited to common area and maintenance expenses, property taxes, utilities, center promotions and insurance. In certain markets, we lease between 1,000 and 5,000 additional square feet in a Men's Wearhouse store to be utilized as a redistribution facility in that geographic area.

     We own a 240,000 square foot facility situated on approximately seven acres of land in Houston, Texas which serves as our principal office, warehouse and distribution facility. Approximately 65,000 square feet of this facility is used as office space for our financial, information technology and merchandising departments with the remaining 175,000 square feet serving as a warehouse and distribution center. We also own a 150,000 square foot facility, situated on an adjacent six acres, comprised of approximately 9,000 square feet of office space and 141,000 square feet serving as a warehouse and distribution center. During 1999, we purchased a 46-acre site in Houston on which we are building additional new distribution facilities. The first phase of construction of an approximately 385,000 square foot distribution center to support our tuxedo rental program, as well as flat-packed merchandise, began in early 2000. The facility became operational in March 2001 for the tuxedo rental program and is expected to be operational for flat-packed activities in summer 2001.

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

     Moores leases a 37,700 square foot facility in Toronto, Ontario, comprised of approximately 17,900 square feet of office space and 19,800 square feet used as a warehouse and distribution center. Moores also leases a 70,000 square foot warehouse facility in Montreal, Quebec, and a 230,000 square foot facility in Montreal, Quebec comprised of approximately 10,000 square feet of office space, 70,000 square feet of warehouse space and 150,000 square feet of manufacturing space.

ITEM 3. LEGAL PROCEEDINGS

     We are involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of our business. Management believes that none of these matters will have a material adverse effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 3, 2001.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the New York Stock Exchange under the symbol "MW." Prior to October 2, 2000, the Company's stock was traded on the NASDAQ National Market System under the symbol "MENS." Prior to April 3, 2000, the Company's stock was traded on the NASDAQ National Market System under the symbol "SUIT." The following table sets forth, on a per share basis for the periods indicated, the high and low sale prices per share for our common stock as reported by the New York Stock Exchange and the NASDAQ National Market System.

                                                               HIGH     LOW
                                                              ------   ------
FISCAL YEAR 1999
  First quarter ended May 1, 1999...........................  $34.94   $21.63
  Second quarter ended July 31, 1999........................   28.38    23.06
  Third quarter ended October 30, 1999......................   25.13    19.50
  Fourth quarter ended January 29, 2000.....................   31.00    21.94
FISCAL YEAR 2000
  First quarter ended April 29, 2000........................  $30.00   $20.00
  Second quarter ended July 29, 2000........................   26.50    17.25
  Third quarter ended October 28, 2000......................   34.00    24.50
  Fourth quarter ended February 3, 2001.....................   33.07    21.00

     On April 30, 2001, there were approximately 975 holders of record and approximately 7,100 beneficial holders of our common stock.

     We have not paid cash dividends on our common stock and for the foreseeable future we intend to retain all of our earnings for the future operation and expansion of our business. Our credit agreement prohibits the payment of cash dividends on our common stock (see Note 4 of Notes to Consolidated Financial Statements).

ITEM 6. SELECTED FINANCIAL DATA

     The following selected statement of earnings and balance sheet information for the fiscal years indicated has been derived from The Men's Wearhouse, Inc. (the "Company") audited consolidated financial statements. The Selected Financial Data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto. References herein to years are to the Company's 52-week or 53-week fiscal year, which ends on the Saturday nearest January 31 in the following calendar year. For example, references to "2000" mean the fiscal year ended February 3, 2001. All fiscal years for which financial information is included herein had 52 weeks, except 2000 which had 53 weeks.

     Financial and operating data for all periods presented reflect the retroactive effect of the February 1999 combination with Moores Retail Group Inc. ("Moores") and the June 1999 combination with K&G Men's Center, Inc. ("K&G"), both accounted for as a pooling of interests (see Note 2 of Notes to Consolidated Financial Statements). The pro forma 1999 statement of earnings data excludes the non-recurring charges related to these combinations. The combination with Moores did not affect the statement of earnings data for fiscal 1996 as Moores commenced operations on December 23, 1996 and operating results for the 40-day period in fiscal 1996 were not significant.

                                                                                          PRO FORMA
                                       1996        1997         1998          1999          1999          2000
                                     ---------   ---------   -----------   -----------   -----------   -----------
                                     (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AND PER SQUARE FOOT DATA)
STATEMENT OF EARNINGS DATA:
  Net sales........................  $571,651    $875,319    $1,037,831    $1,186,748    $1,186,748    $1,333,501
  Gross margin.....................   207,209     315,169       377,834       438,966       438,966       514,666
  Operating income.................    45,015      74,333        95,045       100,931       115,638       141,158
  Earnings before extraordinary
    item...........................    25,727      37,334        50,142        55,957        67,188        84,661
  Earnings per share of common
    stock before extraordinary
    item(1):
    Basic..........................  $   0.72    $   0.95    $     1.23    $     1.34    $     1.61    $     2.03
    Diluted........................  $   0.72    $   0.93    $     1.19    $     1.32    $     1.58    $     2.00
  Weighted average shares
    outstanding(1).................    35,517      39,194        40,738        41,848        41,848        41,769
  Weighted average shares
    outstanding plus dilutive
    potential common shares(1).....    38,309      42,275        42,964        42,452        42,452        42,401
OPERATING INFORMATION:
  Percentage increase in comparable
    U.S. store sales(2)............       4.8%        9.2%          9.6%          7.7%                        3.3%
  Percentage increase in comparable
    Canadian store sales(2)........        --         4.5%          2.1%          0.3%                        8.3%
  Average square footage -- all
    stores(3)......................     5,422       5,868         6,146         6,193                       6,520
  Average sales per square foot of
    selling space(4)...............  $    416    $    378    $      384    $      400                  $      406
NUMBER OF STORES:
  Open at beginning of the
    period.........................       289         460           526           579                         614
  Opened...........................        56          65            65            54                          39
  Acquired(5)......................       115           6             4            --                           1
  Closed...........................        --          (5)          (16)          (19)                         (3)
                                     --------    --------    ----------    ----------                  ----------
  Open at end of the period........       460         526           579           614                         651
CAPITAL EXPENDITURES...............  $ 27,350    $ 31,825    $   53,474    $   47,506                  $   79,411

                                        FEBRUARY 1,   JANUARY 31,   JANUARY 30,   JANUARY 29,   FEBRUARY 3,
                                           1997          1998          1999          2000          2001
                                        -----------   -----------   -----------   -----------   -----------
BALANCE SHEET INFORMATION:
  Working capital.....................   $181,133      $234,376      $230,624      $280,251      $318,584
  Total assets........................    414,979       500,371       535,076       611,195       707,734
  Long-term debt(6)...................    112,250       107,800        44,870        46,697        42,645
  Shareholders' equity................    192,045       261,357       351,455       408,973       494,987

---------------

(1) Adjusted to give effect to a 50% stock dividend effected on June 19, 1998.

(2) Comparable store sales data is calculated by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period. Fiscal year 2000 is calculated on a 52-week basis.

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

(6) February 1, 1997 and January 31, 1998 balances include the 5 1/4% Convertible Subordinated Notes Due 2003. See Note 4 of Notes to Consolidated Financial Statements for a discussion of the redemption of the Notes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company opened its first store in Houston, Texas in August 1973. The Company combined with Moores Retail Group Inc. ("Moores") in February 1999 and with K&G Men's Center, Inc. ("K&G") in June 1999, with both combinations accounted for as a pooling of interests (see Note 2 of Notes to Consolidated Financial Statements). At February 3, 2001, the Company operated 538 stores in the United States and 113 stores in Canada. The Company opened 65 stores in 1998, 54 stores in 1999 and 39 stores in 2000; in addition, the Company acquired four stores in 1998 and one in 2000. This growth has resulted in significant increases in net sales and has also contributed to increased net earnings for the Company. Expansion is generally continued within a market as long as management believes it will provide profitable incremental sales volume.

     Like most retailers, our business is subject to seasonal fluctuations. Historically, over 30% of our net sales and over 45% of our net earnings have been generated during the fourth quarter of each year. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full year.

     The Company currently intends to continue its expansion in new and existing markets and plans to open approximately 25 new Men's Wearhouse stores and 15 new K&G stores in 2001 and to expand and relocate approximately 23 existing Men's Wearhouse stores and 13 existing K&G stores. The average cost (excluding telecommunications and point-of-sale equipment and inventory) of opening a new store is expected to be approximately $350,000 for a Men's Wearhouse store and approximately $585,000 for a K&G store in 2001.

     In addition to increases in net sales resulting from new stores and acquisitions, the Company has experienced comparable store sales increases in each of the past five years, including a 3.3% increase for U.S. stores and an 8.3% increase for Canadian stores for fiscal year 2000 calculated on a 52 week basis.

     The Company has closed 38 stores in the three years ended February 3, 2001. Generally, in determining whether to close a store, the Company considers the store's historical and projected performance and the continued desirability of the store's location. In determining store contribution, the Company considers net sales, cost of sales and other direct store costs, but excludes buying costs, corporate overhead, depreciation and amortization, financing costs and advertising. Store performance is continually monitored and, occasionally, as neighborhoods and shopping areas change, management may determine that it is in the best interest of the Company to close or relocate a store. In 1998, the Company closed three stores due to substandard performance or the proximity to another store. The remaining 13 stores closed in 1998 and four of the stores closed in 1999 were stores acquired in January 1997 that were closed as part of the Company's efforts to integrate and develop its operations that target the more price sensitive clothing customer. Of the remaining 15 stores closed in 1999, two were closed due to substandard performance or lease expiration and 13 were closed to eliminate duplicate store sites following the combinations with Moores and K&G. In 2000, 3 stores were closed due to substandard performance.

     The following table sets forth the Company's results of operations expressed as a percentage of net sales for the periods indicated:

                                                                    FISCAL YEAR
                                                              -----------------------
                                                              1998     1999     2000
                                                              -----    -----    -----
Net sales...................................................  100.0%   100.0%   100.0%
Cost of goods sold, including buying and occupancy costs....   63.6     63.0     61.4
                                                              -----    -----    -----
Gross margin................................................   36.4     37.0     38.6
Selling, general and administrative expenses................   27.2     27.2     28.0
Combination expenses........................................     --      1.3       --
                                                              -----    -----    -----
Operating income............................................    9.2      8.5     10.6
Interest expense, net.......................................    0.8      0.2      0.1
                                                              -----    -----    -----
Earnings before income taxes................................    8.4      8.3     10.5
Income taxes................................................    3.6      3.6      4.2
                                                              -----    -----    -----
Earnings before extraordinary item..........................    4.8%     4.7%     6.3%
                                                              =====    =====    =====

RESULTS OF OPERATIONS

  2000 Compared with 1999

     The following table presents a breakdown of 1999 and 2000 net sales of the Company by stores open in each of these periods (in millions):

                                                                    NET SALES
                                                          ------------------------------
STORES                                                      1999       2000     INCREASE
------                                                    --------   --------   --------
40 stores opened or acquired in 2000....................  $     --   $   37.6    $ 37.6
54 stores opened in 1999................................      49.5      126.3      76.8
Stores opened before 1999...............................   1,137.2    1,169.6      32.4
                                                          --------   --------    ------
          Total.........................................  $1,186.7   $1,333.5    $146.8
                                                          ========   ========    ======

     The Company's net sales increased $146.8 million, or 12.4%, to $1,333.5 million for 2000 due primarily to sales resulting from the increased number of stores and increased sales at existing stores. Sales also increased as a result of the additional week in 2000, a 53-week year. Comparable store sales (which are calculated by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period) for 2000, calculated on a 52-week to 52-week basis, increased 3.3% in the US and 8.3% in Canada from 1999.

     Gross margin increased $75.7 million, or 17.2%, to $514.7 million in 2000. As a percentage of sales, gross margin increased from 37.0% in 1999 to 38.6% in 2000. This increase in gross margin resulted mainly from a decrease in product costs as a percentage of sales, offset partially by an increase in occupancy costs.

     Selling, general and administrative ("SG&A") expenses, as a percentage of sales, were 28.0% in 2000, a 0.8% increase from the prior year, while SG&A expenditures increased by $50.2 million to $373.5 million. On an absolute dollar basis, the principal components of SG&A expenses increased primarily due to the Company's growth. Advertising expense decreased from 5.4% to 5.2% of net sales, while store salaries increased from 10.6% to 11.1% of net sales and other SG&A expenses increased from 11.2% to 11.7% of net sales.

     Interest expense, net of interest income, decreased from $2.6 million in 1999 to $0.8 million in 2000. Weighted average borrowings outstanding decreased $11.1 million from the prior year to $49.9 million in 2000, and the weighted average interest rate on outstanding indebtedness increased from 6.8% to 7.1%. The decrease in the weighted average borrowings resulted primarily from payments on long-term debt and reduced short-term borrowings under the Company's credit facilities. The increase in the weighted average interest rate was due primarily to increases during 2000 in the LIBOR rate. Interest expense was offset by interest income of $1.6 million in 1999 and $2.8 million in 2000, which resulted from the investment of excess cash.

     The Company's effective income tax rate for the year ended February 3, 2001 was 39.7% and 43.1% for the prior year. The effective tax rate was higher than the statutory federal rate of 35% primarily due to the effect of state income taxes, the nondeductibility of a portion of meal and entertainment expenses and, in 1999, nondeductible transaction costs.

     These factors resulted in 2000 earnings before extraordinary item of $84.7 million or 6.3% of net sales, compared with 1999 earnings before extraordinary item of $56.0 million or 4.7% of net sales. The Company's earnings before extraordinary item, as reported and after the effect of non-recurring charges related to the combinations with Moores and K&G in 1999, were as follows (in thousands, except per share amounts):

                                                                 FISCAL YEAR
                                                              -----------------
                                                               1999      2000
                                                              -------   -------
Earnings before extraordinary item, as reported.............  $55,957   $84,661
Combination expenses:
  Transaction costs, net of tax benefit of $633.............    7,074        --
  Duplicative store closing costs, net of tax benefit of
     $2,471.................................................    3,599        --
  Litigation costs, net of tax benefit of $372..............      558        --
                                                              -------   -------
Earnings before extraordinary item and non-recurring
  charges...................................................  $67,188   $84,661
                                                              =======   =======
Diluted earnings per share before extraordinary item, as
  reported..................................................  $  1.32   $  2.00
                                                              =======   =======
Diluted earnings per share before extraordinary item and
  non-recurring charges.....................................  $  1.58   $  2.00
                                                              =======   =======

  1999 Compared with 1998

     The following table presents a breakdown of 1998 and 1999 net sales of the Company by stores open in each of these periods (in millions):

                                                                    NET SALES
                                                          ------------------------------
STORES                                                      1998       1999     INCREASE
------                                                    --------   --------   --------
54 stores opened in 1999................................  $     --   $   49.5    $ 49.5
69 stores opened or acquired in 1998(1).................      66.8      124.5      57.7
Stores opened before 1998...............................     971.0    1,012.7      41.7
                                                          --------   --------    ------
          Total.........................................  $1,037.8   $1,186.7    $148.9
                                                          ========   ========    ======

---------------

(1) Sales include $16.1 million and $18.2 million for 1998 and 1999, respectively, attributable to the four stores acquired in February 1998.

     The Company's net sales increased $148.9 million, or 14.3%, to $1,186.7 million for 1999 due primarily to sales resulting from the increased number of stores and increased sales at existing stores. Comparable store sales increased 7.7% in the US and 0.3% in Canada from 1998.

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

     Selling, general and administrative ("SG&A") expenses, as a percentage of sales, were 27.2% in 1999, remaining unchanged from the prior year, while SG&A expenditures increased by $40.5 million to $323.3 million. On an absolute dollar basis, the principal components of SG&A expenses increased primarily due to the Company's growth. Advertising expense decreased from 5.9% to 5.4% of net sales, while store salaries remained flat at 10.6% of net sales and other SG&A expenses increased from 10.7% to 11.2% of net sales.

     As a result of the Moores and K&G combinations, the Company recorded transaction costs of $7.7 million, duplicative stores closing costs of $6.1 million and litigation costs of $0.9 million in 1999. The transaction costs were composed primarily of investment banking fees, professional fees and contract termination payments, while the duplicative store closing costs consisted primarily of lease termination payments and the write-off of fixed assets associated with the closing of duplicate store sites in existing markets. The litigation charge resulted from the settlement of a lawsuit filed by a former K&G employee related to his employment relationship with K&G.

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
                                                              =======   =======

     The Company recorded an extraordinary charge of $2.9 million, net of a $1.4 million tax benefit, related to the write-off of deferred financing costs and prepayment penalties for the refinancing of approximately US$57 million of Moores indebtedness in 1999. The extraordinary charge of $0.7 million, net of a $0.5 million tax benefit, in the third quarter of 1998 resulted from the early retirement of the Company's $57.5 million of 5 1/4% Convertible Subordinated Notes.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has a revolving credit agreement with a group of banks (the "Credit Agreement") that provides for borrowings of up to $125 million through February 5, 2004. Advances under the Credit Agreement bear interest at a rate per annum equal to, at the Company's option, the agent's prime rate or the reserve adjusted LIBOR rate plus an interest rate margin varying from 0.75% to 1.25%. The Credit Agreement provides for fees applicable to unused commitments of 0.125% to 0.225%. As of February 3, 2001, there was no indebtedness outstanding under the Credit Agreement.

     The Credit Agreement contains various restrictive and financial covenants, including the requirement to maintain a minimum level of net worth and certain financial ratios. The Credit Agreement also prohibits payment of cash dividends on the common stock of the Company. The Company is in compliance with the covenants in the Credit Agreement.

     In addition, the Company has two Canadian credit facilities which include a revolving credit agreement which provides for borrowings up to Can$30 million (US$20 million) through February 5, 2004 and a term credit agreement under which the Company borrowed Can$75 million (US$50 million) in February 1999. The term credit borrowing is payable in quarterly installments of Can$0.9 million (US$0.6 million) beginning May 1, 1999, with the remaining unpaid principal payable on February 5, 2004. Covenants and interest rates are substantially similar to those contained in the Company's Credit Agreement. Borrowings under these agreements were used to repay approximately US$57 million in outstanding indebtedness of Moores and to fund operating and other requirements of Moores. As of February 3, 2001, there was US$45.2 million outstanding under the term credit agreement and no indebtedness outstanding under the revolving credit agreement.

     The Company's primary sources of working capital are cash flow from operations and borrowings under the Credit Agreement. The Company had working capital of $230.6 million, $280.3 million and $318.6 million at the end of 1998, 1999 and 2000, respectively. Historically, the Company's working capital has been at its lowest level in January and February, and has increased through November as inventory buildup is financed with both short-term and long-term borrowings in preparation for the fourth quarter selling season.

     Net cash provided by operating activities amounted to $35.6 million, $101.3 million and $94.7 million in 1998, 1999 and 2000, respectively. These amounts primarily represent net earnings plus depreciation and amortization and increases in current liabilities, offset by increases in inventories. The increase in inventories of $46.4 million in 1998, $15.7 million in 1999 and $36.6 million in 2000 resulted from the addition of inventory for new and acquired stores and stores expected to be opened shortly after the year-end, backstocking and the purchase of fabric used in the direct sourcing of inventory.

     Capital expenditures totaled $53.5 million, $47.5 million and $79.4 million in 1998, 1999 and 2000, respectively. The following table details capital expenditures (in millions):

                                                              1998    1999    2000
                                                              -----   -----   -----
New store construction......................................  $22.7   $17.2   $15.9
Relocation and remodeling of existing stores................    7.7    13.5    28.9
Information technology......................................   13.6     9.3    18.2
Distribution facilities.....................................    3.6     4.0    10.0
Other.......................................................    5.9     3.5     6.4
                                                              -----   -----   -----
          Total.............................................  $53.5   $47.5   $79.4
                                                              =====   =====   =====

     Property additions relating to new stores include stores in various stages of completion at the end of the fiscal year (two stores at the end of 1998, one store at the end of 1999 and two stores at the end of 2000). New store construction cost includes $2.2 million in 1998 for land costs that the Company recovered from a sale and leaseback transaction in 1999. New store construction costs were higher in 1998 and 1999 due in part to the Company's entering higher cost markets in the northeastern U.S.

     The Company acquired certain other assets in connection with various transactions including, but not limited to, trademarks, tradenames and license agreements, for $6.7 million in 1998, $0.3 million in 1999 and $4.0 million in 2000. In addition, in 1999 the Company purchased the minority interests in certain K&G stores for $2.1 million. Net maturities of short-term investments provided cash of $11.7 million in 1998 and $6.0 million in 1999.

     Net cash used in financing activities was $19.7 million and $10.5 million in 1998 and 1999, respectively, due mainly to the net payments of long-term debt. In 2000, net cash used in financing activities was $4.7 million due mainly to the payments of long-term debt and purchases of treasury stock. In January 2000, the Board of Directors authorized a stock repurchase program for up to 1,000,000 shares of the Company's common stock. Under this authorization, the Company may purchase shares from time to time in the open market or in private transactions, depending on market price and other considerations. On January 31, 2001, the Board of Directors authorized an expansion of the stock repurchase program for up to an additional 2,000,000 shares of the Company's common stock. Through February 23, 2001, the Company had repurchased 1,235,000 shares of its common stock under this program at a cost of $31.8 million.

     During 2000, in connection with the share repurchase program, the Company issued three separate option contracts under which the contract counterparties have the option to require the Company to purchase an agreed-upon number of shares of its common stock at a specific strike price per share. The first option contract was issued in July 2000 and required the Company to purchase 250,000 shares of its common stock on October 25, 2000. The Company received a premium of $0.4 million for issuing this contract which expired unexercised on October 25, 2000. The remaining two contracts, both issued in December 2000, require the Company to purchase 200,000 shares of its common stock on March 15, 2001 and 200,000 shares of its common stock on June 12, 2001 at an aggregate cost of approximately $8.6 million. The Company received premiums, in aggregate, of $0.5 million for issuing these contracts. As of February 23, 2001, the market value of the Company's common stock exceeded the strike prices under the two open contracts.

     The Company's primary cash requirements are to finance working capital increases as well as to fund capital expenditure requirements which are anticipated to be approximately $60 million for 2001. This amount includes the anticipated costs of opening approximately 25 new Men's Wearhouse stores and 15 new K&G stores in 2001 at an expected average cost per store of approximately $350,000 for the Men's Wearhouse stores and approximately $585,000 for the K&G stores (excluding telecommunications and point-of-sale equipment and inventory). It also includes approximately $8.0 million for the first phase of construction of a new distribution center. The balance of the capital expenditures for 2001 will be used for telecommunications, point-of-sale and other computer equipment and systems and store relocations, remodeling and expansion. The Company anticipates that each of the approximately 25 new Men's Wearhouse stores and each of the approximately 15 new K&G stores will require, on average, an initial inventory costing approximately $550,000 and $1,500,000, respectively (subject to the same seasonal patterns affecting inventory at all stores), which will be funded by the Company's revolving credit facility, trade credit and cash from operations. The actual amount of future capital expenditures and inventory purchases will depend in part on the number of new stores opened and the terms on which new stores are leased. Additionally, the continuing consolidation of the men's tailored clothing industry and recent financial difficulties of significant menswear retailers may present the Company with opportunities to acquire retail chains significantly larger than the Company's past acquisitions. Any such acquisitions may be undertaken as an alternative to opening new stores. The Company may use cash on hand, together with its cash flow from operations, borrowings under the Credit Agreement and issuances of equity securities, to take advantage of significant acquisition opportunities.

     The Company anticipates that its existing cash and cash flow from operations, supplemented by borrowings under its various credit agreements, will be sufficient to fund planned store openings, other capital expenditures and operating cash requirements for at least the next 12 months.

     In connection with the Company's direct sourcing program, the Company may enter into purchase commitments that are denominated in a foreign currency (primarily the Euro). The Company generally enters into forward exchange contracts to reduce the risk of currency fluctuations related to such commitments. The majority of the forward exchange contracts are with five financial institutions. Therefore, the Company is exposed to credit risk in the event of nonperformance by these parties. However, due to the creditworthiness of these major financial institutions, full performance is anticipated. The Company may also be exposed to market risk as a result of changes in foreign exchange rates. This market risk should be substantially offset by changes in the valuation of the underlying transactions.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet at their fair value. Gains and losses resulting from changes in the fair value of derivatives are recorded each period in current earnings or comprehensive earnings, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in comprehensive earnings will be reclassified as earnings in the period in which earnings are affected by the hedged item. In June 1999, the Financial Accounting Standards Board issued Statement No. 137, "Accounting for Derivatives Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date of SFAS 133 until the Company's year ending February 2, 2002. Upon adoption of SFAS 133 in the first quarter of 2001, the Company will recognize a cumulative loss adjustment of $0.6 million ($0.4 million, net of tax) in accumulated other comprehensive income related primarily to unrealized losses on foreign currency forward exchange contracts.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to exposure from fluctuations in U.S. dollar/Euro exchange rates. As further described in Note 8 of Notes to Consolidated Financial Statements, the Company utilizes foreign currency forward exchange contracts to limit exposure to changes in currency exchange rates. At February 3, 2001, the Company had 30 contracts maturing in monthly increments to purchase an aggregate notional amount of $26.5 million in foreign currency. These forward contracts do not extend beyond July 31, 2002. At January 29, 2000, the Company had 25 contracts maturing in monthly increments to purchase an aggregate notional amount of $24.3 million in foreign currency. Unrealized pretax losses on these forward contracts totaled approximately $0.6 million at February 3, 2001 and approximately $1.8 million at January 29, 2000. A hypothetical 10% change in applicable February 3, 2001 forward rates would increase or decrease this pretax loss by approximately $2.6 million related to these positions. However, it should be noted that any change in the value of these contracts, whether real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged item. Upon adoption of SFAS 133 in the first quarter of 2001, the Company will recognize a cumulative loss adjustment of $0.6 million ($0.4 million, net of tax) in accumulated other comprehensive income related primarily to unrealized losses on foreign currency forward exchange contracts.

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

     The Company is also subject to market risk due to its long-term floating rate term loan of $45.2 million at February 3, 2001 (see Note 4 of Notes to Consolidated Financial Statements). An increase in market interest rates would increase the Company's interest expense and its cash requirements for interest payments. For example, an average increase of 0.5% in the variable interest rate would increase the Company's interest expense and payments by approximately $0.2 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
The Men's Wearhouse, Inc.
Houston, Texas

     We have audited the consolidated balance sheets of The Men's Wearhouse, Inc. and its subsidiaries (the "Company") as of January 29, 2000 and February 3, 2001 and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended February 3, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits. The consolidated financial statements give retroactive effect to the mergers of the Company and Moores Retail Group Inc. ("Moores") and K&G Men's Center, Inc. ("K&G") in 1999, each of which has been accounted for as a pooling of interests as described in Note 2 to the consolidated financial statements. We did not audit the consolidated statements of income and comprehensive income, stockholders' equity, and cash flows of Moores for the year ended January 31, 1999, which statements reflect revenues of $130,675,000 for the year ended January 31, 1999. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Moores for fiscal 1998, is based solely on the report of such other auditors. We did not audit the consolidated statement of operations, stockholders' equity, and cash flows of K&G for the year ended January 31, 1999, which statements reflects total revenues of $139,234,000 for the year ended January 31, 1999. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for K&G for fiscal 1998, is based solely on the report of such other auditors.

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

     In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries as of January 29, 2000 and February 3, 2001, and the results of their operations and their cash flows for each of the three years in the period ended February 3, 2001 in conformity with accounting principles generally accepted in the United States of America.

                                            DELOITTE & TOUCHE LLP

Houston, Texas
February 23, 2001

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of
Moores Retail Group Inc.

     We have audited the consolidated statements of income and comprehensive income, stockholders' equity and cash flows of Moores Retail Group Inc. for the year ended January 31, 1999 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, these financial statements present fairly, in all material respects, the results of the Company's operations and the changes in its cash flows for the year ended January 31, 1999 in accordance with accounting principles generally accepted in the United States.

                                            ERNST & YOUNG LLP
                                            Chartered Accountants

Montreal, Canada,
March 5, 1999

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of K&G Men's Center, Inc.:

     We have audited the consolidated statements of operations, shareholders' equity, and cash flows of K&G Men's Center, Inc. (a Georgia corporation) and subsidiaries for the year ended January 31, 1999 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects the results of K&G Men's Center, Inc. and subsidiaries operations and their cash flows for the year ended January 31, 1999 in conformity with accounting principles generally accepted in the United States.

                                            ARTHUR ANDERSEN LLP

Atlanta, Georgia
March 17, 1999

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT SHARES)

                                                              JANUARY 29,   FEBRUARY 3,
                                                                 2000          2001
                                                              -----------   -----------
                                        ASSETS

CURRENT ASSETS:
  Cash......................................................   $  77,798     $  84,426
  Inventories...............................................     319,940       355,284
  Other current assets......................................      25,727        29,371
                                                               ---------     ---------
          Total current assets..............................     423,465       469,081
                                                               ---------     ---------
PROPERTY AND EQUIPMENT, AT COST:
  Land......................................................       5,253         5,778
  Buildings.................................................      12,854        20,665
  Leasehold improvements....................................      99,843       130,117
  Furniture, fixtures and equipment.........................     131,973       168,700
                                                               ---------     ---------
                                                                 249,923       325,260
  Less accumulated depreciation and amortization............    (111,497)     (139,343)
                                                               ---------     ---------
     Net property and equipment.............................     138,426       185,917
                                                               ---------     ---------
OTHER ASSETS, Net...........................................      49,304        52,736
                                                               ---------     ---------
          TOTAL.............................................   $ 611,195     $ 707,734
                                                               =========     =========

                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable..........................................   $  76,420     $  77,502
  Accrued expenses..........................................      53,301        49,894
  Current portion of long-term debt.........................       2,594         2,508
  Income taxes payable......................................      10,899        20,593
                                                               ---------     ---------
     Total current liabilities..............................     143,214       150,497
LONG-TERM DEBT..............................................      46,697        42,645
OTHER LIABILITIES...........................................      12,311        19,605
                                                               ---------     ---------
     Total liabilities......................................     202,222       212,747
                                                               ---------     ---------
COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 2,000,000 shares
     authorized, 1 share issued.............................          --            --
  Common stock, $.01 par value, 100,000,000 shares
     authorized, 41,943,143 and 42,231,869 shares issued or
     issuable...............................................         409           422
  Capital in excess of par..................................     182,662       189,656
  Retained earnings.........................................     227,191       311,852
  Accumulated other comprehensive (loss) income.............          59          (316)
                                                               ---------     ---------
     Total..................................................     410,321       501,614
  Treasury stock, 55,373 and 286,746 shares at cost.........      (1,348)       (6,627)
                                                               ---------     ---------
     Total shareholders' equity.............................     408,973       494,987
                                                               ---------     ---------
          TOTAL.............................................   $ 611,195     $ 707,734
                                                               =========     =========

  The accompanying notes are an integral part of these consolidated financial statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                              FOR THE YEARS ENDED
            JANUARY 30, 1999, JANUARY 29, 2000 AND FEBRUARY 3, 2001
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       FISCAL YEAR
                                                           ------------------------------------
                                                              1998         1999         2000
                                                           ----------   ----------   ----------
Net sales................................................  $1,037,831   $1,186,748   $1,333,501
Cost of goods sold, including buying and occupancy
  costs..................................................     659,997      747,782      818,835
                                                           ----------   ----------   ----------
Gross margin.............................................     377,834      438,966      514,666
Selling, general and administrative expenses.............     282,789      323,328      373,508
Combination expenses:
  Transaction costs......................................          --        7,707           --
  Duplicate facility costs...............................          --        6,070           --
  Litigation costs.......................................          --          930           --
                                                           ----------   ----------   ----------
Operating income.........................................      95,045      100,931      141,158
Interest expense (net of interest income of $2,060,
  $1,568 and $2,845, respectively).......................       7,993        2,580          839
                                                           ----------   ----------   ----------
Earnings before income taxes.............................      87,052       98,351      140,319
Provision for income taxes...............................      36,910       42,394       55,658
                                                           ----------   ----------   ----------
Earnings before extraordinary item.......................      50,142       55,957       84,661
Extraordinary item, net of tax...........................         701        2,912           --
                                                           ----------   ----------   ----------
Net earnings.............................................  $   49,441   $   53,045   $   84,661
                                                           ==========   ==========   ==========
Net earnings per basic share:
  Earnings before extraordinary item.....................  $     1.23   $     1.34   $     2.03
  Extraordinary item, net of tax.........................       (0.02)       (0.07)          --
                                                           ----------   ----------   ----------
                                                           $     1.21   $     1.27   $     2.03
                                                           ==========   ==========   ==========
Net earnings per diluted share:
  Earnings before extraordinary item.....................  $     1.19   $     1.32   $     2.00
  Extraordinary item, net of tax.........................       (0.02)       (0.07)          --
                                                           ----------   ----------   ----------
                                                           $     1.17   $     1.25   $     2.00
                                                           ==========   ==========   ==========
Weighted average shares outstanding:
  Basic..................................................      40,738       41,848       41,769
                                                           ==========   ==========   ==========
  Diluted................................................      42,964       42,452       42,401
                                                           ==========   ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     FOR THE YEARS ENDED JANUARY 30, 1999,
                     JANUARY 29, 2000 AND FEBRUARY 3, 2001
                         (IN THOUSANDS, EXCEPT SHARES)

                                                                                       ACCUMULATED
                                                                CAPITAL                   OTHER
                                                      COMMON   IN EXCESS   RETAINED   COMPREHENSIVE   TREASURY
                                                      STOCK     OF PAR     EARNINGS   (LOSS) INCOME    STOCK      TOTAL
                                                      ------   ---------   --------   -------------   --------   --------
BALANCE -- January 31, 1998.........................   $250    $ 136,931   $124,705       $(188)      $  (341)   $261,357
  Comprehensive income:
    Net earnings....................................     --           --    49,441           --            --      49,441
    Translation adjustment..........................     --           --        --          (45)           --         (45)
                                                                                                                 --------
        Total comprehensive income..................                                                               49,396
  Stock dividend -- 50%.............................    126         (126)       --           --            --          --
  Common stock issued upon conversion of
    subordinated notes -- 1,615,501 shares..........     16       35,909        --           --            --      35,925
  Common stock issued to stock discount plan --
    21,588 shares...................................     --          428        --           --            --         428
  Common stock issued in public offering -- 37,953
    shares..........................................     --        1,564        --           --            --       1,564
  Common stock issued upon exercise of stock
    options -- 135,590 shares.......................      1        1,657        --           --            --       1,658
  Common stock withheld to satisfy tax withholding
    liabilities of optionees -- 26,050 shares.......     --         (905)       --           --            --        (905)
  Tax benefit recognized upon exercise of stock
    options.........................................     --        1,458        --           --            --       1,458
  Treasury stock purchased -- 55,000 shares.........     --           --        --           --          (926)       (926)
  Treasury stock issued to profit sharing plan --
    64,218 shares...................................     --        1,228        --           --           272       1,500
                                                       ----    ---------   --------       -----       -------    --------
BALANCE -- January 30, 1999.........................    393      178,144   174,146         (233)         (995)    351,455
  Comprehensive income:
    Net earnings....................................     --           --    53,045           --            --      53,045
    Translation adjustment..........................     --           --        --          292            --         292
                                                                                                                 --------
        Total comprehensive income..................                                                               53,337
  Common stock issued to stock discount plan --
    47,481 shares...................................     --        1,301        --           --            --       1,301
  Common stock issued upon exercise of stock
    options -- 67,201 shares........................      1          910        --           --            --         911
  Common stock withheld to satisfy tax Withholding
    liabilities of optionees -- 11,368 shares.......     --         (413)       --           --            --        (413)
  Conversion of stock options upon Combination with
    Moores..........................................     --        1,237        --           --            --       1,237
  Conversion of exchangable shares to common
    stock -- 1,515,629 shares.......................     15          (15)       --           --            --          --
  Tax benefit recognized upon exercise of stock
    options.........................................     --          418        --           --            --         418
  Treasury stock purchased -- 50,000 shares.........     --           --        --           --        (1,273)     (1,273)
  Treasury stock issued to profit sharing plan --
    66,011 shares...................................     --        1,080        --           --           920       2,000
                                                       ----    ---------   --------       -----       -------    --------
BALANCE -- January 29, 2000.........................    409      182,662   227,191           59        (1,348)    408,973
  Comprehensive income:
    Net earnings....................................     --           --    84,661           --            --      84,661
    Translation adjustment..........................     --           --        --         (375)           --        (375)
                                                                                                                 --------
        Total comprehensive income..................                                                               84,286
  Common stock issued to stock discount plan --
    44,713 shares...................................     --        1,020        --           --            --       1,020
  Common stock issued upon exercise of stock
    options -- 248,653 shares.......................      3        3,874        --           --            --       3,877
  Common stock withheld to satisfy tax Withholding
    liabilities of optionees -- 3,890 shares........     --         (109)       --           --            --        (109)
  Conversion of exchangable shares to common
    stock -- 984,353 shares.........................     10          (10)       --           --            --          --
  Tax benefit recognized upon exercise of stock
    options.........................................     --        1,382        --           --            --       1,382
  Proceeds from sale of option contracts............     --          929        --           --            --         929
  Treasury stock purchased -- 335,000 shares........     --           --        --           --        (7,871)     (7,871)
  Treasury stock issued to profit sharing plan --
    103,627 shares..................................     --          (92)       --           --         2,592       2,500
                                                       ----    ---------   --------       -----       -------    --------
BALANCE -- February 3, 2001.........................   $422    $ 189,656   $311,852       $(316)      $(6,627)   $494,987
                                                       ====    =========   ========       =====       =======    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE YEARS ENDED
            JANUARY 30, 1999, JANUARY 29, 2000 AND FEBRUARY 3, 2001
                                 (IN THOUSANDS)

                                                                1998       1999       2000
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings..............................................  $ 49,441   $ 53,045   $ 84,661
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Extraordinary item, net of tax..........................       701      2,912         --
    Depreciation and amortization...........................    26,761     30,082     34,689
    Deferred tax provision (benefit)........................     2,194       (256)     7,225
    Stock option compensation expense.......................       137        889         --
    Duplicate facility costs................................        --      4,004         --
    Increase in inventories.................................   (46,428)   (15,737)   (36,632)
    Increase in other assets................................    (1,285)    (1,227)    (7,636)
    Increase in accounts payable and accrued expenses.......     4,705     23,858        829
    Increase (decrease) in income taxes payable.............    (1,343)     3,271     11,065
    Increase in other liabilities...........................       684        444        500
                                                              --------   --------   --------
        Net cash provided by operating activities...........    35,567    101,285     94,701
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net.................................   (53,474)   (47,506)   (79,411)
  Investment in trademarks, tradenames and other assets.....    (6,718)      (321)    (3,989)
  Maturities of short-term investments......................    29,698      8,525         --
  Purchases of short-term investments.......................   (18,045)    (2,500)        --
  Purchases of minority interest............................        --     (2,135)        --
                                                              --------   --------   --------
        Net cash used in investing activities...............   (48,539)   (43,937)   (83,400)
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock....................     3,649      2,212      4,897
  Proceeds from revolving credit facility...................     4,443         --         --
  Long-term borrowings......................................    42,500     49,688         --
  Principal payments on long-term debt......................   (45,809)   (60,113)    (2,518)
  Repayment of convertible debt.............................   (21,473)        --         --
  Deferred financing and merger costs.......................    (1,010)      (625)        --
  Distributions to minority interest........................      (176)        --         --
  Proceeds from sale of put options.........................        --         --        929
  Tax payments related to options exercised.................      (905)      (413)      (109)
  Purchase of treasury stock................................      (926)    (1,273)    (7,871)
                                                              --------   --------   --------
        Net cash used in financing activities...............   (19,707)   (10,524)    (4,672)
                                                              --------   --------   --------
Effect of exchange rate changes on cash.....................       123        (38)        (1)
                                                              --------   --------   --------
INCREASE (DECREASE) IN CASH.................................   (32,556)    46,786      6,628
CASH:
  Beginning of period.......................................    63,568     31,012     77,798
                                                              --------   --------   --------
  End of period.............................................  $ 31,012   $ 77,798   $ 84,426
                                                              ========   ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest................................................  $ 10,367   $  4,339   $  3,353
                                                              ========   ========   ========
    Income taxes............................................  $ 36,428   $ 39,417   $ 38,341
                                                              ========   ========   ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
  Additional capital in excess of par, net of unamortized
    deferred financing costs, resulting from conversion of
    long-term debt into common stock........................  $ 35,909   $     --   $     --
                                                              ========   ========   ========
  Additional capital in excess of par resulting from tax
    benefit recognized upon exercise of stock options.......  $  1,458   $    418   $  1,382
                                                              ========   ========   ========
  Additional capital in excess of par resulting from
    conversion of stock options upon combination with
    Moores..................................................  $     --   $  1,237   $     --
                                                              ========   ========   ========
  Treasury stock contributed to employee stock plan.........  $  1,500   $  2,000   $  2,500
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE YEARS ENDED JANUARY 30, 1999,
                     JANUARY 29, 2000 AND FEBRUARY 3, 2001

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Business -- The Men's Wearhouse, Inc. and its subsidiaries (the "Company") is a specialty retailer of menswear. The Company operates throughout the United States primarily under the brand names of Men's Wearhouse and K&G and in Canada under the brand name of Moores. The Company follows the standard fiscal year of the retail industry, which is a 52-week or 53-week period ending on the Saturday closest to January 31. Fiscal year 1998 ended on January 30, 1999, fiscal year 1999 ended on January 29, 2000 and fiscal year 2000 ended on February 3, 2001. Both fiscal years 1998 and 1999 included 52 weeks. Fiscal year 2000 included 53 weeks.

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

     Cash -- For purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

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

     Fair Value of Financial Instruments -- As of January 29, 2000 and February 3, 2001, management estimates that the fair value of cash and cash equivalents, receivables, accounts payable, accrued expenses and long-term debt are carried at amounts that reasonably approximate their fair value.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

     New Store Costs -- Promotion and other costs associated with the opening of new stores are expensed as incurred.

     Advertising -- Advertising costs are expensed as incurred. Advertising expenses were $60.8 million, $64.5 million and $69.7 million in fiscal 1998, 1999 and 2000, respectively.

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

     Derivative Financial Instruments -- The Company enters into foreign currency forward exchange contracts to hedge against foreign exchange risks associated with certain firmly committed, and certain other probable, but not firmly committed, inventory purchase transactions that are denominated in a foreign currency (primarily the Euro). Gains and losses associated with these contracts are accounted for as part of the underlying inventory purchase transactions.

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

     Comprehensive Income -- Comprehensive income includes all changes in equity during the period presented that result from transactions and other economic events other than transactions with shareholders.

     Segment Information -- The Company considers its business as one operating segment based on the similar economic characteristics of its three brands. Revenues of Canadian retail operations were $130.7 million, $133.2 million and $145.7 million for fiscal 1998, 1999 and 2000, respectively. Long-lived assets of the Company's Canadian operations were $32.7 million and $33.9 million as of the end of fiscal 1999 and 2000, respectively.

     New Accounting Pronouncements -- In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet at their fair value. Gains and losses resulting from changes in the fair value of derivatives are recorded each period in current earnings or comprehensive earnings, depending on whether a derivative is designated as part of a hedge transaction, and if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in comprehensive earnings will be reclassified as earnings in the period in which earnings are affected by the hedged item. In June 1999, the Financial Accounting Standards Board issued Statement No. 137, "Accounting for Derivatives Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date of SFAS 133 until the Company's year ending February 2, 2002. Upon adoption of SFAS 133 in the first quarter of 2001, the Company will recognize a cumulative loss adjustment of $0.6 million ($0.4 million, net of tax) in accumulated other comprehensive income related primarily to the unrealized losses on foreign currency forward exchange contracts.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

2. BUSINESS COMBINATIONS AND ACQUISITIONS

     On February 10, 1999, the Company combined with Moores, a privately owned Canadian corporation, in exchange for securities ("Exchangeable Shares") exchangeable for 2.5 million shares of the Company's common stock. As of February 3, 2001, all Exchangeable Shares, which had substantially identical economic and legal rights as shares of the Company's common stock, had been converted on a one-on-one basis to the Company's common stock. The Exchangeable Shares were issued to the shareholders and option holders of Moores in exchange for all of the outstanding shares of capital stock and options of Moores because of Canadian tax law considerations. As of January 29, 2000, there were 1.0 million Exchangeable Shares that had not yet been converted but were reflected as common stock outstanding for financial reporting purposes by the Company. The combination with Moores has been accounted for as a pooling of interests.

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

     In conjunction with the Moores and K&G combinations, the Company recorded transaction costs of $7.7 million, duplicative store closing costs of $6.1 million and litigation costs of $0.9 million. The transaction costs were composed primarily of investment banking fees, professional fees and contract termination payments, while the duplicative store closing costs consisted primarily of lease termination payments and the write-off of fixed assets associated with the closing of duplicate store sites in existing markets. The litigation charge resulted from the settlement of a lawsuit filed by a former K&G employee related to his employment relationship with K&G. In addition, the Company recorded an extraordinary charge of $2.9 million, net of a $1.4 million tax benefit, related to the write-off of deferred financing costs and prepayment penalties for the refinancing of approximately US$57 million of Moores' indebtedness.

     In February 1998, the Company acquired four stores, including inventory, operating in Detroit, Michigan. Also acquired were trademarks, trade names and other intangible assets associated with these businesses.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

3. EARNINGS PER SHARE

     Basic EPS is computed using the weighted average number of common shares outstanding during the period and net earnings. Diluted EPS gives effect to the potential dilution which would have occurred if additional shares were issued for stock options exercised under the treasury stock method and, in fiscal 1998, conversion of convertible debt, with net earnings adjusted for interest expense associated with the convertible debt. The following table reconciles the earnings and shares used in the basic and diluted EPS computations (in thousands, except per share amounts):

                                                                  FISCAL YEAR
                                                          ---------------------------
                                                           1998      1999      2000
                                                          -------   -------   -------
Earnings before extraordinary item......................  $50,142   $55,957   $84,661
Extraordinary item, net of tax..........................      701     2,912        --
                                                          -------   -------   -------
Net earnings............................................  $49,441   $53,045   $84,661
                                                          =======   =======   =======
Weighted average number of common shares outstanding....   40,738    41,848    41,769
                                                          =======   =======   =======
Basic EPS
  Earnings before extraordinary item....................  $  1.23   $  1.34   $  2.03
  Extraordinary item, net of tax........................    (0.02)    (0.07)       --
                                                          -------   -------   -------
  Net earnings..........................................  $  1.21   $  1.27   $  2.03
                                                          =======   =======   =======
Earnings before extraordinary item......................  $50,142   $55,957   $84,661
Interest on notes, net of taxes.........................    1,144        --        --
                                                          -------   -------   -------
As adjusted.............................................   51,286    55,957    84,661
Extraordinary item, net of tax..........................      701     2,912        --
                                                          -------   -------   -------
As adjusted.............................................  $50,585   $53,045   $84,661
                                                          =======   =======   =======
Weighted average number of common shares outstanding....   40,738    41,848    41,769
Assumed exercise of stock options.......................      684       604       632
Assumed conversion of notes.............................    1,542        --        --
                                                          -------   -------   -------
As adjusted.............................................   42,964    42,452    42,401
                                                          =======   =======   =======
Diluted EPS
  Earnings before extraordinary item....................  $  1.19   $  1.32   $  2.00
  Extraordinary item, net of tax........................    (0.02)    (0.07)       --
                                                          -------   -------   -------
  Net earnings..........................................  $  1.17   $  1.25   $  2.00
                                                          =======   =======   =======

4. LONG-TERM DEBT

     The Company has a revolving credit agreement with a group of banks (the "Credit Agreement") that provides for borrowing of up to $125 million through February 5, 2004. Advances under the Credit Agreement bear interest at a rate per annum equal to, at the Company's option, the agent's prime rate or the reserve adjusted LIBOR rate plus an interest rate margin varying from 0.75% to 1.25%. The Credit Agreement provides for fees applicable to unused commitments of 0.125% to 0.225%. As of February 3, 2001, there was no indebtedness outstanding under the Credit Agreement.

     In addition, the Company entered into two Canadian credit facilities in conjunction with the combination with Moores (see Note 2). These facilities include a revolving credit agreement which provides for borrowings up to Can$30 million (US$20 million) through February 5, 2004 and a term credit agreement under which the Company borrowed Can$75 million (US$50 million) in February 1999. The term credit borrowing is payable in quarterly installments of Can$0.9 million (US$0.6 million) beginning May 1, 1999, with the remaining unpaid principal payable on February 5, 2004. The effective interest rate for the term credit borrowing was 6.0% and 6.3% at January 29, 2000 and February 3, 2001, respectively. Covenants and interest rates are substantially similar to those contained in the Company's Credit Agreement. Borrowings under these

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES agreements were used to repay approximately US$57 million in outstanding indebtedness of Moores and to fund operating and other requirements of Moores. As of January 29, 2000 and February 3, 2001, there was US$49.3 and US$45.2 million outstanding under these credit agreements, respectively.

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

     Maturities of long-term debt for the next four fiscal years are as follows:
2001 -- $2.5 million; 2002 -- $2.5 million; 2003 -- $2.5 million; 2004 -- $37.7 million.

     The Company utilizes letters of credit primarily for inventory purchases. At February 3, 2001, letters of credit totaling approximately $8.0 million were issued and outstanding.

5. INCOME TAXES

     The provision for income taxes consists of the following (in thousands):

                                                                  FISCAL YEAR
                                                          ---------------------------
                                                           1998      1999      2000
                                                          -------   -------   -------
Current tax expense:
  Federal...............................................  $25,715   $32,338   $36,038
  State.................................................    4,558     5,486     4,753
  Foreign...............................................    4,443     4,826     7,642
Deferred tax expense (benefit):
  Federal and state.....................................    2,594       125     7,277
  Foreign...............................................     (400)     (381)      (52)
                                                          -------   -------   -------
          Total.........................................  $36,910   $42,394   $55,658
                                                          =======   =======   =======

     The table above does not include the tax benefit of $0.5 million in fiscal 1998 and $1.4 million in fiscal 1999 related to extraordinary items. In addition, no provision for U.S. income taxes or Canadian withholding taxes has been made on the cumulative undistributed earnings of Moores (approximately $25.8 million at February 3, 2001) since such earnings are considered to be permanently invested in Canada. The determination of any unrecognized deferred tax liability for the cumulative undistributed earnings of Moores is not considered practicable since such liability, if any, will depend on a number of factors that cannot be known until such time as a decision to repatriate the earnings might be made by management.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

     A reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

                                                                 FISCAL YEAR
                                                              ------------------
                                                              1998   1999   2000
                                                              ----   ----   ----
Federal statutory rate......................................   35%    35%    35%
State income taxes, net of federal benefit..................    5      4      3
Nondeductible transaction costs.............................   --      3     --
Other.......................................................    2      1      2
                                                               --     --     --
                                                               42%    43%    40%
                                                               ==     ==     ==

     At January 29, 2000, the Company had net deferred tax assets of $4.7 million with $10.9 million classified as other current assets and $6.2 million classified as other liabilities (noncurrent). At February 3, 2001, the Company had net deferred tax liabilities of $2.6 million with $10.4 million classified as other current assets and $13.0 million classified as other liabilities (noncurrent). No valuation allowance was required for the deferred tax assets. Total deferred tax assets and liabilities and the related temporary differences as of January 29, 2000 and February 3, 2001 were as follows (in thousands):

                                                              JANUARY 29,   FEBRUARY 3,
                                                                 2000          2001
                                                              -----------   -----------
Deferred tax assets:
  Accrued rent and other expenses...........................    $ 6,615      $  4,887
  Accrued compensation......................................      1,272         1,554
  Accrued markdowns.........................................      3,088         3,031
  Deferred intercompany profits.............................      1,963         2,422
  Other.....................................................        621         1,217
                                                                -------      --------
                                                                 13,559        13,111
                                                                -------      --------
Deferred tax liabilities:
  Capitalized inventory costs...............................     (2,085)       (2,282)
  Property and equipment....................................     (3,981)       (9,785)
  Intangibles...............................................     (1,044)         (846)
  Deferred intercompany interest............................     (1,174)       (2,371)
  Other.....................................................       (604)         (454)
                                                                -------      --------
                                                                 (8,888)      (15,738)
                                                                -------      --------
Net deferred tax assets (liabilities).......................    $ 4,671      $ (2,627)
                                                                =======      ========

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

6. OTHER ASSETS AND ACCRUED EXPENSES

     Other assets consist of the following (in thousands):

                                                              JANUARY 29,   FEBRUARY 3,
                                                                 2000          2001
                                                              -----------   -----------
Goodwill and other intangibles..............................    $51,541      $ 53,995
Accumulated amortization....................................     (8,422)      (11,301)
                                                                -------      --------
                                                                 43,119        42,694
Deposits and other..........................................      6,185        10,042
                                                                -------      --------
          Total.............................................    $49,304      $ 52,736
                                                                =======      ========
Accrued expenses consist of the following (in thousands):
Sales, payroll and property taxes payable...................    $11,084      $ 10,343
Accrued salary, bonus and vacation..........................     15,397        14,834
Other.......................................................     26,820        24,717
                                                                -------      --------
          Total.............................................    $53,301      $ 49,894
                                                                =======      ========

7. CAPITAL STOCK, STOCK OPTIONS AND BENEFIT PLANS

     On June 19, 1998, the Company effected a 50% stock dividend. All share and per share amounts reflected in the financial statements give retroactive effect to the stock dividend. In July 1998, K&G issued 88,263 shares of its common stock in a public offering with net proceeds of $1.6 million. As a result of the June 1999 merger (see Note 2), the shares of K&G common stock issued were converted into 37,953 shares of the Company's common stock based upon an Exchange Ratio of 0.43. In January 2000, the Board of Directors authorized the repurchase of up to one million shares in the open market or in private transactions, dependent on the market price and other considerations. On January 31, 2001, the Board of Directors authorized an expansion of the adopted stock repurchase program for up to an additional two million shares of its common stock. As of February 3, 2001, the Company had repurchased 335,000 shares at a cost of $7.9 million and had options outstanding for the repurchase of an additional 400,000 shares under this program (see Note 8). Through February 23, 2001, the Company had purchased an additional 900,000 shares at a cost of $23.9 million.

     The Company has adopted the 1992 Stock Option Plan ("1992 Plan") which, as amended, provides for the grant of options to purchase up to 1,071,507 shares of the Company's common stock to full-time key employees (excluding certain officers), the 1996 Stock Option Plan ("1996 Plan") which, as amended, provides for the grant of options to purchase up to 1,850,000 shares of the Company's common stock to full-time key employees (excluding certain officers), and the 1998 Key Employee Stock Option Plan ("1998 Plan") which, as amended, provides for the grant of options to purchase up to 2,100,000 shares of the Company's common stock to full-time key employees (excluding certain officers). Each of the plans will expire at the end of ten years and no option may be granted pursuant to the plans after the expiration date. In fiscal 1992, the Company also adopted a Non-Employee Director Stock Option Plan ("Director Plan") which, as amended, provides for the grant of options to purchase up to 117,500 shares of the Company's common stock to non-employee directors of the Company. Options granted under these plans must be exercised within ten years of the date of grant.

     Generally, options granted under the 1992 Plan, 1996 Plan and 1998 Plan vest at the rate of 1/3 of the shares covered by the grant on each of the first three anniversaries of the date of grant and may not be issued at a price less than 50% of the fair market value of the Company's stock on the date of grant. However, a significant portion of options granted under these Plans vest annually in varying increments over a period from

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES one to ten years. Options granted under the Director Plan vest one year after the date of grant and are issued at a price equal to the fair market value of the Company's stock on the date of grant.

     As discussed in Note 2, the Company converted options to purchase K&G common stock into options to purchase shares of the Company's common stock in connection with the combination with K&G. The following table is a summary of the Company's stock option activity:

                                                                      WEIGHTED
                                                    SHARES UNDER      AVERAGE         OPTIONS
                                                       OPTION      EXERCISE PRICE   EXERCISABLE
                                                    ------------   --------------   -----------
Options outstanding, January 31, 1998.............   1,905,155         $17.18          548,685
                                                                                     =========
  Granted.........................................     312,390          29.94
  Exercised.......................................    (135,590)         11.46
  Forfeited.......................................     (24,977)         20.15
                                                     ---------         ------
Options outstanding, January 30, 1999.............   2,056,978          19.46          740,635
                                                                                     =========
  Granted.........................................     142,557          23.46
  Exercised.......................................     (67,201)         13.08
  Forfeited.......................................     (79,374)         39.19
                                                     ---------         ------
Options outstanding, January 29, 2000.............   2,052,960          19.18        1,063,649
                                                                                     =========
  Granted.........................................     741,745          23.72
  Exercised.......................................    (248,653)         15.59
  Forfeited.......................................    (111,653)         22.74
                                                     ---------         ------
Options outstanding, February 3, 2001.............   2,434,399         $20.76        1,262,993
                                                     =========         ======        =========

     Grants of stock options outstanding as of February 3, 2001 are summarized as follows:

                                                  OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                         -------------------------------------   -----------------------
                                                        WEIGHTED-
                                                         AVERAGE     WEIGHTED-                 WEIGHTED-
                                                        REMAINING     AVERAGE                   AVERAGE
RANGE OF                                   NUMBER      CONTRACTUAL   EXERCISE      NUMBER      EXERCISE
EXERCISE PRICES                          OUTSTANDING      LIFE         PRICE     EXERCISABLE     PRICE
---------------                          -----------   -----------   ---------   -----------   ---------
$ 3.85 to 15.00........................     374,383     3.7 Years     $10.75        318,133     $10.81
 15.01 to 25.00........................   1,757,551     7.6 Years      21.00        816,987      19.34
 25.01 to 50.00........................     302,465     7.7 Years      31.81        127,873      34.58
                                          ---------                               ---------
  3.85 to 50.00........................   2,434,399                    20.76      1,262,993      18.73
                                          =========                               =========

     As of February 3, 2001, 2,059,727 options were available for grant under existing plans and 4,494,126 shares of common stock were reserved for future issuance under these plans.

     The difference between the option price and the fair market value of the Company's common stock on the dates that options for 135,590, 67,201 and 248,653 shares of common stock were exercised during 1998, 1999 and 2000, respectively, resulted in a tax benefit to the Company of $1.5 million in 1998, $0.4 million in 1999 and $1.4 million in 2000, which has been recognized as capital in excess of par. In addition, the Company withheld 26,050 shares, 11,368 shares and 3,890 shares, respectively, of such common stock for withholding payments made to satisfy the optionees' income tax liabilities resulting from the exercises.

     The Company has a profit sharing plan, in the form of an employee stock plan, which covers all eligible employees, and an employee tax-deferred savings plan. Contributions to the profit sharing plan are made at the

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES discretion of the Board of Directors. During 1998, 1999 and 2000, contributions charged to operations were $2.1 million, $2.8 million and $2.9 million, respectively, for the plans.

     In 1998, the Company adopted an Employee Stock Discount Plan ("ESDP"), which allows employees to authorize after-tax payroll deductions to be used for the purchase of up to 1,425,000 shares of the Company's common stock at 85% of the lesser of the fair market value on the first day of the offering period or the fair market value on the last day of the offering period. The Company makes no contributions to this plan but pays all brokerage, service and other costs incurred. A participant may not purchase more than $2,500 in value of shares during any calendar quarter. During 1999 and 2000 employees purchased 47,481 and 44,713 shares, respectively, under the ESDP, the weighted-average fair value of which was $21.89 and $22.82 per share, respectively. As of February 3, 2001, 1,311,218 shares were reserved for future issuance under the ESDP.

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

                                                                  FISCAL YEAR
                                                          ---------------------------
                                                           1998      1999      2000
                                                          -------   -------   -------
Earnings before extraordinary item:
As reported.............................................  $50,142   $55,957   $84,661
Pro forma...............................................  $48,325   $53,623   $81,505
Earnings per share before extraordinary item:
As reported:
  Basic.................................................  $  1.23   $  1.34   $  2.03
  Diluted...............................................  $  1.19   $  1.32   $  2.00
Pro forma:
  Basic.................................................  $  1.19   $  1.28   $  1.95
  Diluted...............................................  $  1.15   $  1.26   $  1.92

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which resulted in a weighted-average fair value of $13.76, $14.61 and $13.82 for grants made during fiscal 1998, 1999 and 2000, respectively. The following assumptions were used for option grants in 1998, 1999 and 2000, respectively: expected volatility of 52.07%, 52.92% and 54.71%, risk-free interest rates (U.S. Treasury five year notes) of 4.78%, 5.31% and 6.67%, and an expected life of six years.

8. COMMITMENTS AND CONTINGENCIES

  Lease commitments

     The Company leases retail business locations, office and warehouse facilities, computer equipment and automotive equipment under operating leases expiring in various years through 2015. Rent expense for fiscal 1998, 1999 and 2000 was $52.9 million, $61.5 million and $71.8 million, respectively, and includes contingent rentals of $0.1 million, $0.4 million and $0.4 million, respectively.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

     Minimum future rental payments under noncancelable operating leases as of February 3, 2001 for each of the next five years and in the aggregate are as follows (in thousands):

FISCAL YEAR                                                  AMOUNT
-----------                                                 --------
2001......................................................  $ 71,654
2002......................................................    67,652
2003......................................................    61,837
2004......................................................    53,861
2005......................................................    43,764
Thereafter................................................   110,657
                                                            --------
          Total...........................................  $409,425
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

  Currency contracts

     In connection with the Company's direct sourcing program, the Company may enter into purchase commitments that are denominated in a foreign currency (primarily the Euro). To protect against currency exchange risks associated with certain firmly committed and certain other probable, but not firmly committed inventory transactions, the Company enters into foreign currency forward exchange contracts. At February 3, 2001, the Company held forward exchange contracts with notional amounts totaling $26.5 million. All such contracts expire within 18 months. Gains and losses associated with these contracts are accounted for as part of the underlying inventory purchase transactions. The fair value of the forward exchange contracts is estimated by comparing the cost of the foreign currency to be purchased under the contracts using the exchange rates obtained under the contracts (adjusted for forward points) to the hypothetical cost using the spot rate at year end. At February 3, 2001, the contracts outstanding had a fair value of $0.6 million less than their notional value. Upon adoption of SFAS 133 in the first quarter of 2001, the Company will recognize a cumulative loss adjustment of $0.6 million ($0.4 million, net of tax) in accumulated other comprehensive income related primarily to unrealized losses on foreign currency forward exchange contracts (see Note 1).

     The majority of the forward exchange contracts are with five financial institutions. Therefore, the Company is exposed to credit risk in the event of nonperformance by these parties. However, due to the creditworthiness of these major financial institutions, full performance is anticipated. The Company may also be exposed to market risk as a result of changes in foreign exchange rates. This market risk should be substantially offset by changes in the valuation of the underlying transactions.

  Option contracts

     During 2000, the Company issued three separate option contracts under which the contract counterparties have the option to require the Company to purchase an agreed-upon number of shares of its common stock at a specific strike price per share. The first option contract was issued in July 2000 and required the

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

Company to purchase 250,000 shares of its common stock on October 25, 2000. The Company received a premium of $0.4 million for issuing this contract which expired unexercised on October 25, 2000. The remaining two contracts, both issued in December 2000, require the Company to purchase 200,000 shares of its common stock on March 15, 2001 and 200,000 shares of its common stock on June 12, 2001 at an aggregate cost of approximately $8.6 million. The Company received premiums, in aggregate, of $0.5 million for issuing these two contracts. As of February 23, 2001, the market value of the Company's common stock exceeded the strike prices under the two open option contracts.

9. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The Company's quarterly results of operations reflect all adjustments, consisting only of normal, recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The consolidated results of operations by quarter for the 1999 and 2000 fiscal years are presented below (in thousands, except per share amounts):

                                                              FISCAL 1999
                                                            QUARTERS ENDED
                                            -----------------------------------------------
                                             MAY 1,    JULY 31,   OCTOBER 30,   JANUARY 29,
                                              1999       1999        1999          2000
                                            --------   --------   -----------   -----------
Net sales.................................  $258,864   $256,567    $272,836      $398,481
Gross margin..............................    91,435     93,294      99,593       154,644
Earnings before extraordinary item........     3,750      8,750      12,972        30,485
Net earnings..............................  $    838   $  8,750    $ 12,972      $ 30,485
Earnings per share before extraordinary
  item:
  Basic...................................  $   0.09   $   0.21    $   0.31      $   0.73
  Diluted.................................  $   0.09   $   0.21    $   0.31      $   0.72

                                                              FISCAL 2000
                                                             QUARTERS ENDED
                                            ------------------------------------------------
                                            APRIL 29,   JULY 29,   OCTOBER 28,   FEBRUARY 3,
                                              2000        2000        2000          2001
                                            ---------   --------   -----------   -----------
Net sales.................................  $287,876    $294,505    $304,198      $446,922
Gross margin..............................   104,313     110,652     115,180       184,521
Earnings before extraordinary item........    13,428      15,965      17,008        38,260
Net earnings..............................  $ 13,428    $ 15,965    $ 17,008      $ 38,260
  Basic...................................  $   0.32    $   0.38    $   0.41      $   0.91
  Diluted.................................  $   0.32    $   0.38    $   0.40      $   0.90

     In the first quarter of 1999, the Company recorded an extraordinary charge of $2.9 million, net of a $1.4 million tax benefit, related to the write-off of deferred financing costs and prepayment penalties for the refinancing of approximately US$57 million of Moores' indebtedness (see Note 2).

     Due to the method of calculating weighted average common shares outstanding, the sum of the quarterly per share amounts may not equal earnings per share for the respective years.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for its Annual Meeting of Shareholders to be held June 7, 2001.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for its Annual Meeting of Shareholders to be held June 7, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for its Annual Meeting of Shareholders to be held June 7, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for its Annual Meeting of Shareholders to be held June 7, 2001.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS

     The following consolidated financial statements of the Company are included in Part II, Item 8.

        Independent Auditors' Reports
        Consolidated Balance Sheets as of January 29, 2000 and February 3, 2001 Consolidated Statements of Earnings for the years ended January 30,
           1999, January 29, 2000 and February 3, 2001
        Consolidated Statements of Shareholders' Equity for the years ended
           January 30, 1999, January 29, 2000 and February 3, 2001
        Consolidated Statements of Cash Flows for the years ended January 30,
           1999, January 29, 2000 and February 3, 2001
        Notes to Consolidated Financial Statements

2. FINANCIAL STATEMENT SCHEDULES

     All such schedules are omitted because they are not applicable or because the required information is included in the Consolidated Financial Statements or Notes thereto.

3. EXHIBITS

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
           3.1           -- Restated Articles of Incorporation (incorporated by
                            reference from Exhibit 3.1 to the Company's Quarterly
                            Report on Form 10-Q for the quarter ended July 30, 1994).
           3.2           -- By-laws, as amended (incorporated by reference from
                            Exhibit 3.2 to the Company's Annual Report on Form 10-K
                            for the fiscal year ended February 1, 1997).
           3.3           -- Articles of Amendment to the Restated Articles of
                            Incorporation (incorporated by reference from Exhibit 3.1
                            to the Company's Quarterly Report on Form 10-Q for the
                            quarter ended July 31, 1999).
           4.1           -- Restated Articles of Incorporation (included as Exhibit
                            3.1).
           4.2           -- By-laws (included as Exhibit 3.2).
           4.3           -- Form of Common Stock certificate (incorporated by
                            reference from Exhibit 4.3 to the Company's Registration
                            Statement on Form S-1 (Registration No. 33-45949)).
           4.4           -- Articles of Amendment to the Restated Articles of
                            Incorporation (included Exhibit 3.3).
           4.5           -- Revolving Credit Agreement dated as of February 5, 1999, by and among the Company and NationsBank of Texas N.A.
                            and the Banks listed therein, including form of Revolving
                            Note (incorporated by reference from Exhibit 4.13 to the
                            Company's Annual Report of Form 10-K for the fiscal year
                            ended January 30, 1999).
           4.6           -- Term Credit Agreement dated as of February 5, 1999, by
                            and among the Company, Golden Moores Finance Company and
                            NationsBank of Texas N.A. and the Banks listed therein,
                            including form of Term Note (incorporated by reference
                            from Exhibit 4.14 to the Company's Annual Report of Form
                            10-K for the fiscal year ended January 30, 1999).
           4.7           -- Revolving Credit Agreement dated as of February 10, 1999, by and among the Company, Moores Retail Group Inc. and
                            Bank of America Canada and the Banks listed therein,
                            including form of Revolving Note (incorporated by
                            reference from Exhibit 4.15 to the Company's Annual
                            Report of Form 10-K for the fiscal year ended January 30,
                            1999).
           4.8           -- First Amendment to Revolving Credit Agreement dated
                            September 14, 1999, by and among the Company and Bank of
                            America, N.A. and the Banks listed therein (filed
                            herewith).
           4.9           -- First Amendment to Term Credit Agreement dated September
                            14, 1999, by and among the Company, Golden Moores Finance
                            Company and Bank of America, N.A. and the Banks listed
                            therein (filed herewith).
           4.10          -- First Amendment to Revolving Credit Agreement dated
                            September 14, 1999, by and among the Company, Moores
                            Retail Group Inc. and Bank of America Canada and the
                            Banks listed therein (filed herewith).
           4.11          -- Second Amendment to Revolving Credit Agreement dated
                            January 28, 2000, by and among the Company and Bank of
                            America, N.A. and the Banks listed therein (filed
                            herewith).
           4.12          -- Second Amendment to Term Credit Agreement dated January
                            28, 2000, by and among the Company, Golden Moores Finance
                            Company and Bank of America, N.A. and the Banks listed
                            therein (filed herewith).

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
           4.13          -- Second Amendment to Revolving Credit Agreement dated
                            January 28, 2000, by and among the Company, Moores Retail
                            Group, Inc. and Bank of America Canada and the Banks
                            listed therein (filed herewith).
           4.14          -- Third Amendment to Revolving Credit Agreement dated
                            February 13, 2001, by and among the Company and Bank of
                            America, N.A. and the Banks listed therein (filed
                            herewith).
           4.15          -- Third Amendment to Term Credit Agreement dated February
                            13, 2001, by and among the Company, Golden Moores Finance
                            Company and Bank of America, N.A. and the Banks listed
                            therein (filed herewith).
           4.16          -- Third Amendment to Revolving Credit Agreement dated
                            February 13, 2001, by and among the Company, Moores
                            Retail Group Inc. and Bank of America Canada and the
                            Banks listed therein (filed herewith).
         *10.1           -- 1992 Stock Option Plan (incorporated by reference from
                            Exhibit 10.5 to the Company's Registration Statement on
                            Form S-1 (Registration No. 33-45949)).
         *10.2           -- First Amendment to 1992 Stock Option Plan (incorporated by Reference from Exhibit 10.9 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            33-60516)).
         *10.3           -- 1992 Non-Employee Director Stock Option Plan
                            (incorporated by reference from Exhibit 10.7 to the
                            Company's Registration Statement on Form S-1
                            (Registration No. 33-45949)).
         *10.4           -- First Amendment to 1992 Non-Employee Director Stock
                            Option Plan (incorporated by reference from Exhibit 10.16
                            to the Company's Registration Statement on Form S-1
                            (Registration No. 33-45949)).
          10.5           -- Commercial Lease dated September 1, 1995, by and between the Company and Zig Zag, A Joint Venture (incorporated by
                            reference from Exhibit 10.1 to the Company's Quarterly
                            Report on Form 10-Q for the quarter ended May 4, 1996).
          10.6           -- Commercial Lease dated April 5, 1989, by and between the
                            Company and Preston Road Partnership (incorporated by
                            reference from Exhibit 10.10 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            33-45949)).
         *10.7           -- Stock Agreement dated as of March 23, 1992, between the
                            Company and George Zimmer (incorporated by reference from
                            Exhibit 10.13 to the Company's Registration Statement on
                            Form S-1 (Registration No. 33-45949)).
         *10.8           -- Split-Dollar Agreement and related Split-Dollar
                            Collateral Assignment dated November 25, 1994 between the
                            Company, George Zimmer and David Edwab, Co-Trustee of the
                            Zimmer 1994 Irrevocable Trust (incorporated by reference
                            to Exhibit 10.20 to the Company's Annual Report on Form
                            10-K for the fiscal year ended January 28, 1995).
         *10.9           -- 1996 Stock Option Plan (incorporated by reference from
                            Exhibit 10.2 to the Company's Quarterly Report on Form
                            10-Q for the quarter ended August 3, 1996).
         *10.10          -- Second Amendment to 1992 Non-Employee Director Stock
                            Option Plan (incorporated by reference to Exhibit 10.3 to
                            the Company's Quarterly Report on Form 10-Q for the
                            quarter ended August 3, 1996).
         *10.11          -- 1998 Key Employee Stock Option Plan (incorporated by
                            reference from Exhibit 10.18 to the Company's Annual
                            Report on Form 10-K for the fiscal year ended January 31,
                            1998).

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
         *10.12          -- First Amendment to 1998 Key Employee Stock Option Plan
                            (incorporated by reference from Exhibit 4.1 to the
                            Company's registration Statement on Form S-8
                            (registration No. 333-80033)).
         *10.13          -- Amended and Restated Employment Agreement dated as of
                            June 1, 1999, by and between K&G Men's Center, Inc. and
                            Stephen H. Greenspan (incorporated by reference from
                            Exhibit 10.1 of the Company's Current Report on Form 8-K
                            dated June 11, 1999).
          10.14          -- Lease dated October 1, 1994, by and between Stephen H.
                            Greenspan, Paul Ruben and Richard M. Vehon and T&C
                            Liquidators, Inc. (incorporated by reference to Exhibit
                            10.17 to the Company's Annual Report on Form 10-K for the
                            fiscal year ended January 29, 2000).
          10.15          -- Amendment to Lease dated April 15, 1996, by and between
                            Stephen H. Greenspan, Paul Ruben and Richard M. Vehon and
                            T&C Liquidators, Inc. (incorporated by reference to
                            Exhibit 10.18 to the Company's Annual Report on Form 10-K
                            for the fiscal year ended January 29, 2000).
          10.16          -- Lease Agreement dated November 20, 1995, by and between
                            Ellsworth Realty, L.L.C. and K&G Men's Center, Inc.
                            (incorporated by reference to Exhibit 10.19 to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended January 29, 2000).
          10.17          -- Amendment to Lease Agreement dated November 29, 1995, by and between Ellsworth Realty, L.L.C. and K&G Men's
                            Center, Inc. (incorporated by reference to Exhibit 10.20
                            to the Company's Annual Report on Form 10-K for the
                            fiscal year ended January 29, 2000).
          10.18          -- Second Amendment to Lease Agreement dated July 1, 1999, by and between Ellsworth Realty, L.L.C. and K&G Men's
                            Center, Inc. (incorporated by reference to Exhibit 10.21
                            to the Company's Annual Report on Form 10-K for the
                            fiscal year ended January 29, 2000).
         *10.19          -- Second Amendment to 1998 Key Employee Stock Option Plan
                            (incorporated by reference to Exhibit 10.22 to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended January 29, 2000).
          10.20          -- Limited Liability Company Agreement of Chelsea Market
                            Systems, L.L.C. dated January 3, 2000, between and among
                            Renwick Technologies, Inc. and Harry M. Levy
                            (incorporated by reference to Exhibit 10.23 to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended January 29, 2000).
          10.21          -- Software Development Agreement dated January 3, 2000, by and between the Company and Chelsea Market Systems,
                            L.L.C. (incorporated by reference to Exhibit 10.24 to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended January 29, 2000).
         *10.22          -- Third Amendment to The Men's Wearhouse, Inc. 1992
                            Non-Employee Director Stock Option Plan (incorporated by
                            reference from Exhibit 10.1 to the Company's Quarterly
                            Report on Form 10-Q for the quarter ended July 29, 2000).
         *10.23          -- Second Amendment [sic] to The Men's Wearhouse, Inc. 1996
                            Stock Option Plan (incorporated by reference from Exhibit
                            10.2 to the Company's Quarterly Report on Form 10-Q for
                            the quarter ended July 29, 2000).

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
          10.24          -- Amendment No. 1 to the Limited Liability Company
                            Agreement of Chelsea Market Systems, L.L.C. dated as of
                            July 31, 2000, between and among Renwick Technologies,
                            Inc. and Harry M. Levy (incorporated by reference from
                            Exhibit 10.3 to the Company's Quarterly Report on Form
                            10-Q for the quarter ended July 29, 2000).
          10.25          -- Lease Agreement dated May 1, 1999, by and between G&R,
                            Inc. and MALG, Inc. (filed herewith).
          10.26          -- Assignment and Assumption of and Amendment to Lease
                            Agreement dated May 24, 2000, by and among G&R, Inc.,
                            MALG, Inc. and K&G Men's Center, Inc. (filed herewith).
          10.27          -- Office Lease dated September 15, 2000, by and between
                            Britmoore Interests and Chelsea Market Systems, LLC
                            (filed herewith).
          21.1           -- Subsidiaries of the Company (filed herewith).
          23.1           -- Consent of Deloitte & Touche LLP, independent auditors
                            (filed herewith).
          23.2           -- Consent of Ernst & Young LLP, independent auditors (filed herewith).
          23.3           -- Consent of Arthur Andersen LLP, independent auditors
                            (filed herewith).

---------------

* Management Compensation or Incentive Plan

     The Company will furnish a copy of any exhibit described above to any beneficial holder of its securities upon receipt of a written request therefor, provided that such request sets forth a good faith representation that, as of the record date for the Company's 2001 Annual Meeting of Shareholders, such beneficial holder is entitled to vote at such meeting, and provided further that such holder pays to the Company a fee compensating the Company for its reasonable expenses in furnishing such exhibits.

(b) REPORTS ON FORM 8-K

     None.

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

Dated: April 30, 2001

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

                      SIGNATURE                                       TITLE                        DATE
                      ---------                                       -----                        ----

                  /s/ GEORGE ZIMMER                     Chairman of the Board, Chief          April 30, 2001
-----------------------------------------------------     Executive Officer and Director
                    George Zimmer

                  /s/ ERIC J. LANE                      President and Chief Operating         April 30, 2001
-----------------------------------------------------     Officer
                    Eric J. Lane

                 /s/ NEILL P. DAVIS                     Senior Vice President, Chief          April 30, 2001
-----------------------------------------------------     Financial Officer, Treasurer and
                   Neill P. Davis                         Principal Financial Officer

                 /s/ GARY G. CKODRE                     Senior Vice President and             April 30, 2001
-----------------------------------------------------     Principal Accounting Officer
                   Gary G. Ckodre

               /s/ RICHARD E. GOLDMAN                   Executive Vice President and          April 30, 2001
-----------------------------------------------------     Director
                 Richard E. Goldman

                  /s/ HARRY M. LEVY                     Executive Vice President --           April 30, 2001
-----------------------------------------------------     Planning and Systems, Assistant
                    Harry M. Levy                         Secretary and Director

                 /s/ JAMES E. ZIMMER                    Senior Vice President --              April 30, 2001
-----------------------------------------------------     Merchandising and Director
                   James E. Zimmer

                /s/ ROBERT E. ZIMMER                    Senior Vice President -- Real         April 30, 2001
-----------------------------------------------------     Estate and Director
                  Robert E. Zimmer

              /s/ STEPHEN H. GREENSPAN                  Chief Executive Officer -- K&G        April 30, 2001
-----------------------------------------------------     Men's Company and Director
                Stephen H. Greenspan

                   /s/ DAVID EDWAB                      Vice Chairman of the Board and        April 30, 2001
-----------------------------------------------------     Director
                     David Edwab

               /s/ RINALDO S. BRUTOCO                   Director                              April 30, 2001
-----------------------------------------------------
                 Rinaldo S. Brutoco

                      SIGNATURE                                       TITLE                        DATE
                      ---------                                       -----                        ----

                 /s/ MICHAEL L. RAY                     Director                              April 30, 2001
-----------------------------------------------------
                   Michael L. Ray

                /s/ SHELDON I. STEIN                    Director                              April 30, 2001
-----------------------------------------------------
                  Sheldon I. Stein

                 /s/ KATHLEEN MASON                     Director                              April 30, 2001
-----------------------------------------------------
                   Kathleen Mason

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
           3.1           -- Restated Articles of Incorporation (incorporated by
                            reference from Exhibit 3.1 to the Company's Quarterly
                            Report on Form 10-Q for the quarter ended July 30, 1994).
           3.2           -- By-laws, as amended (incorporated by reference from
                            Exhibit 3.2 to the Company's Annual Report on Form 10-K
                            for the fiscal year ended February 1, 1997).
           3.3           -- Articles of Amendment to the Restated Articles of
                            Incorporation (incorporated by reference from Exhibit 3.1
                            to the Company's Quarterly Report on Form 10-Q for the
                            quarter ended July 31, 1999).
           4.1           -- Restated Articles of Incorporation (included as Exhibit
                            3.1).
           4.2           -- By-laws (included as Exhibit 3.2).
           4.3           -- Form of Common Stock certificate (incorporated by
                            reference from Exhibit 4.3 to the Company's Registration
                            Statement on Form S-1 (Registration No. 33-45949)).
           4.4           -- Articles of Amendment to the Restated Articles of
                            Incorporation (included Exhibit 3.3).
           4.5           -- Revolving Credit Agreement dated as of February 5, 1999, by and among the Company and NationsBank of Texas N.A.
                            and the Banks listed therein, including form of Revolving
                            Note (incorporated by reference from Exhibit 4.13 to the
                            Company's Annual Report of Form 10-K for the fiscal year
                            ended January 30, 1999).
           4.6           -- Term Credit Agreement dated as of February 5, 1999, by
                            and among the Company, Golden Moores Finance Company and
                            NationsBank of Texas N.A. and the Banks listed therein,
                            including form of Term Note (incorporated by reference
                            from Exhibit 4.14 to the Company's Annual Report of Form
                            10-K for the fiscal year ended January 30, 1999).
           4.7           -- Revolving Credit Agreement dated as of February 10, 1999, by and among the Company, Moores Retail Group Inc. and
                            Bank of America Canada and the Banks listed therein,
                            including form of Revolving Note (incorporated by
                            reference from Exhibit 4.15 to the Company's Annual
                            Report of Form 10-K for the fiscal year ended January 30,
                            1999).
           4.8           -- First Amendment to Revolving Credit Agreement dated
                            September 14, 1999, by and among the Company and Bank of
                            America, N.A. and the Banks listed therein (filed
                            herewith).
           4.9           -- First Amendment to Term Credit Agreement dated September
                            14, 1999, by and among the Company, Golden Moores Finance
                            Company and Bank of America, N.A. and the Banks listed
                            therein (filed herewith).
           4.10          -- First Amendment to Revolving Credit Agreement dated
                            September 14, 1999, by and among the Company, Moores
                            Retail Group Inc. and Bank of America Canada and the
                            Banks listed therein (filed herewith).
           4.11          -- Second Amendment to Revolving Credit Agreement dated
                            January 28, 2000, by and among the Company and Bank of
                            America, N.A. and the Banks listed therein (filed
                            herewith).
           4.12          -- Second Amendment to Term Credit Agreement dated January
                            28, 2000, by and among the Company, Golden Moores Finance
                            Company and Bank of America, N.A. and the Banks listed
                            therein (filed herewith).

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
           4.13          -- Second Amendment to Revolving Credit Agreement dated
                            January 28, 2000, by and among the Company, Moores Retail
                            Group, Inc. and Bank of America Canada and the Banks
                            listed therein (filed herewith).
           4.14          -- Third Amendment to Revolving Credit Agreement dated
                            February 13, 2001, by and among the Company and Bank of
                            America, N.A. and the Banks listed therein (filed
                            herewith).
           4.15          -- Third Amendment to Term Credit Agreement dated February
                            13, 2001, by and among the Company, Golden Moores Finance
                            Company and Bank of America, N.A. and the Banks listed
                            therein (filed herewith).
           4.16          -- Third Amendment to Revolving Credit Agreement dated
                            February 13, 2001, by and among the Company, Moores
                            Retail Group Inc. and Bank of America Canada and the
                            Banks listed therein (filed herewith).
         *10.1           -- 1992 Stock Option Plan (incorporated by reference from
                            Exhibit 10.5 to the Company's Registration Statement on
                            Form S-1 (Registration No. 33-45949)).
         *10.2           -- First Amendment to 1992 Stock Option Plan (incorporated by Reference from Exhibit 10.9 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            33-60516)).
         *10.3           -- 1992 Non-Employee Director Stock Option Plan
                            (incorporated by reference from Exhibit 10.7 to the
                            Company's Registration Statement on Form S-1
                            (Registration No. 33-45949)).
         *10.4           -- First Amendment to Non-Employee Director Stock Option
                            Plan (incorporated by reference from Exhibit 10.16 to the
                            Company's Registration Statement on Form S-1
                            (Registration No. 33-45949)).
          10.5           -- Commercial Lease dated September 1, 1995, by and between the Company and Zig Zag, A Joint Venture (incorporated by
                            reference from Exhibit 10.1 to the Company's Quarterly
                            Report on Form 10-Q for the quarter ended May 4, 1996).
          10.6           -- Commercial Lease dated April 5, 1989, by and between the
                            Company and Preston Road Partnership (incorporated by
                            reference from Exhibit 10.10 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            33-45949)).
         *10.7           -- Stock Agreement dated as of March 23, 1992, between the
                            Company and George Zimmer (incorporated by reference from
                            Exhibit 10.13 to the Company's Registration Statement on
                            Form S-1 (Registration No. 33-45949)).
         *10.8           -- Split-Dollar Agreement and related Split-Dollar
                            Collateral Assignment dated November 25, 1994 between the
                            Company, George Zimmer and David Edwab, Co-Trustee of the
                            Zimmer 1994 Irrevocable Trust (incorporated by reference
                            to Exhibit 10.20 to the Company's Annual Report on Form
                            10-K for the fiscal year ended January 28, 1995).
         *10.9           -- 1996 Stock Option Plan (incorporated by reference from
                            Exhibit 10.2 to the Company's Quarterly Report on Form
                            10-Q for the quarter ended August 3, 1996).
         *10.10          -- Second Amendment to 1992 Non-Employee Director Stock
                            Option Plan (incorporated by reference to Exhibit 10.3 to
                            the Company's Quarterly Report on Form 10-Q for the
                            quarter ended August 3, 1996).
         *10.11          -- 1998 Key Employee Stock Option Plan (incorporated by
                            reference from Exhibit 10.18 to the Company's Annual
                            Report on Form 10-K for the fiscal year ended January 31,
                            1998).

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
         *10.12          -- First Amendment to 1998 Key Employee Stock Option Plan
                            (incorporated by reference from Exhibit 4.1 to the
                            Company's registration Statement on Form S-8
                            (registration No. 333-80033)).
         *10.13          -- Amended and Restated Employment Agreement dated as of
                            June 1, 1999, by and between K&G Men's Center, Inc. and
                            Stephen H. Greenspan (incorporated by reference from
                            Exhibit 10.1 of the Company's Current Report on Form 8-K
                            dated June 11, 1999).
          10.14          -- Lease dated October 1, 1994, by and between Stephen H.
                            Greenspan, Paul Ruben and Richard M. Vehon and T&C
                            Liquidators, Inc. (incorporated by reference to Exhibit
                            10.17 to the Company's Annual Report on Form 10-K for the
                            fiscal year ended January 29, 2000).
          10.15          -- Amendment to Lease dated April 15, 1996, by and between
                            Stephen H. Greenspan, Paul Ruben and Richard M. Vehon and
                            T&C Liquidators, Inc. (incorporated by reference to
                            Exhibit 10.18 to the Company's Annual Report on Form 10-K
                            for the fiscal year ended January 29, 2000).
          10.16          -- Lease Agreement dated November 20, 1995, by and between
                            Ellsworth Realty, L.L.C. and K&G Men's Center, Inc.
                            (incorporated by reference to Exhibit 10.19 to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended January 29, 2000).
          10.17          -- Amendment to Lease Agreement dated November 29, 1995, by and between Ellsworth Realty, L.L.C. and K&G Men's
                            Center, Inc. (incorporated by reference to Exhibit 10.20
                            to the Company's Annual Report on Form 10-K for the
                            fiscal year ended January 29, 2000).
          10.18          -- Second Amendment to Lease Agreement dated July 1, 1999, by and between Ellsworth Realty, L.L.C. and K&G Men's
                            Center, Inc. (incorporated by reference to Exhibit 10.21
                            to the Company's Annual Report on Form 10-K for the
                            fiscal year ended January 29, 2000).
         *10.19          -- Second Amendment to 1998 Key Employee Stock Option Plan
                            (incorporated by reference to Exhibit 10.22 to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended January 29, 2000).
          10.20          -- Limited Liability Company Agreement of Chelsea Market
                            Systems, L.L.C. dated January 3, 2000, between and among
                            Renwick Technologies, Inc. and Harry M. Levy
                            (incorporated by reference to Exhibit 10.23 to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended January 29, 2000).
          10.21          -- Software Development Agreement dated January 3, 2000, by and between the Company and Chelsea Market Systems,
                            L.L.C. (incorporated by reference to Exhibit 10.24 to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended January 29, 2000).
         *10.22          -- Third Amendment to The Men's Wearhouse, Inc. 1992
                            Non-Employee Director Stock Option Plan (incorporated by
                            reference from Exhibit 10.1 to the Company's Quarterly
                            Report on Form 10-Q for the quarter ended July 29, 2000).
         *10.23          -- Second Amendment [sic] to The Men's Wearhouse, Inc. 1996
                            Stock Option Plan (incorporated by reference from Exhibit
                            10.2 to the Company's Quarterly Report on Form 10-Q for
                            the quarter ended July 29, 2000).

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
          10.24          -- Amendment No. 1 to the Limited Liability Company
                            Agreement of Chelsea Market Systems, L.L.C. dated as of
                            July 31, 2000, between and among Renwick Technologies,
                            Inc. and Harry M. Levy (incorporated by reference from
                            Exhibit 10.3 to the Company's Quarterly Report on Form
                            10-Q for the quarter ended July 29, 2000).
          10.25          -- Lease Agreement dated May 1, 1999, by and between G&R,
                            Inc. and MALG, Inc. (filed herewith).
          10.26          -- Assignment and Assumption of and Amendment to Lease
                            Agreement dated May 24, 2000, by and among G&R, Inc.,
                            MALG, Inc. and K&G Men's Center, Inc. (filed herewith).
          10.27          -- Office Lease dated September 15, 2000, by and between
                            Britmoore Interests and Chelsea Market Systems, LLC
                            (filed herewith).
          21.1           -- Subsidiaries of the Company (filed herewith).
          23.1           -- Consent of Deloitte & Touche LLP, independent auditors
                            (filed herewith).
          23.2           -- Consent of Ernst & Young LLP, independent auditors (filed herewith).
          23.3           -- Consent of Arthur Andersen LLP, independent auditors
                            (filed herewith).

---------------

* Management Compensation or Incentive Plan