Form 10-Q
period 2001-05-05
MENS WEARHOUSE INC
filed 2001-06-19
CIK 884217

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended May 5, 2001 or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to _____________


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


    The number of shares of common stock of the Registrant, par value $.01 per share, outstanding at June 15, 2001 was 40,921,896, excluding 1,365,364 shares classified as Treasury Stock.

================================================================================

                                  REPORT INDEX


PART AND ITEM NO.                                                                                      PAGE NO.
-----------------                                                                                      --------

PART I - Financial Information

     Item 1 - Financial Statements

     General Information......................................................................            1

     Consolidated Balance Sheets as of April 29, 2000 (unaudited), May 5, 2001
       (unaudited) and February 3, 2001.......................................................            2

     Consolidated Statements of Earnings for the Three Months Ended April 29,
       2000 (unaudited) and May 5, 2001 (unaudited)...........................................            3

     Consolidated Statements of Cash Flows for the Three Months Ended April 29, 2000
       (unaudited) and May 5, 2001 (unaudited)................................................            4

     Notes to the Consolidated Financial Statements...........................................            5

     Item 2 - Management's Discussion and Analysis of Financial Condition and Results
       of Operations..........................................................................            7

     Item 3 - Qualitative and Quantitative Disclosures about Market Risk......................            11

PART II - Other Information

     Item 1 - Legal Proceedings...............................................................            12

     Item 6 - Exhibits and Reports on Form 8-K................................................            12

                          PART I. FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                               GENERAL INFORMATION

     The consolidated financial statements herein include the accounts of The Men's Wearhouse, Inc. and its subsidiaries (the "Company") and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures have been condensed or omitted. The Company believes that the presentation and disclosures herein are adequate to make the information not misleading, and the financial statements reflect all elimination entries and normal adjustments which are necessary for a fair statement of the results for the three months ended April 29, 2000 and May 5, 2001.

     Operating results for interim periods are not necessarily indicative of the results for full years. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended February 3, 2001 and the related notes thereto included in the Company's 2000 Annual Report on Form 10-K filed with the SEC.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                          APRIL 29,           MAY 5,           FEBRUARY 3,
                              ASSETS                                        2000                2001             2001
                                                                     ---------------    ---------------    ---------------
CURRENT ASSETS:
  Cash..........................................................     $        63,268    $        20,907    $        84,426
  Inventories...................................................             352,405            402,502            355,284
  Other current assets..........................................              24,487             31,947             29,371
                                                                     ---------------    ---------------    ---------------

     Total current assets.......................................             440,160            455,356            469,081

PROPERTY AND EQUIPMENT, Net.....................................             143,992            195,539            185,917

OTHER ASSETS, Net...............................................              49,504             53,540             52,736
                                                                     ---------------    ---------------    ---------------

          TOTAL.................................................     $       633,656    $       704,435    $       707,734
                                                                     ===============    ===============    ===============
               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable..............................................     $        96,511    $       110,360    $        77,502
  Accrued expenses..............................................              38,719             38,662             49,894
  Current portion of long-term debt.............................               2,534              2,397              2,508
  Income taxes payable..........................................              10,946             15,052             20,593
                                                                     ---------------    ---------------    ---------------

     Total current liabilities..................................             148,710            166,471            150,497

LONG-TERM DEBT..................................................              52,397             40,150             42,645

OTHER LIABILITIES...............................................              12,554             19,478             19,605
                                                                     ---------------    ---------------    ---------------

     Total liabilities..........................................             213,661            226,099            212,747
                                                                     ---------------    ---------------    ---------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock...............................................                  --                 --                 --
  Common stock..................................................                 413                423                422
  Capital in excess of par......................................             183,243            190,243            189,656
  Retained earnings.............................................             240,619            324,594            311,852
  Accumulated other comprehensive loss..........................                (234)            (2,565)              (316)
                                                                     ----------------   ----------------   ----------------
     Total......................................................             424,041            512,695            501,614

  Treasury stock, at cost.......................................              (4,046)           (34,359)            (6,627)
                                                                     ----------------   ----------------   ----------------

     Total shareholders' equity.................................             419,995            478,336            494,987
                                                                     ---------------    ---------------    ---------------

          TOTAL.................................................     $       633,656    $       704,435    $       707,734
                                                                     ===============    ===============    ===============

                 See Notes to Consolidated Financial Statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    FOR THE QUARTER ENDED
                                                              -----------------------------------
                                                                   APRIL 29,          MAY 5,
                                                                     2000              2001
                                                              ----------------   ----------------
Net sales..................................................   $        287,876   $        304,651

Cost of goods sold, including buying and occupancy costs...            183,563            192,963
                                                              ----------------   ----------------

Gross margin...............................................            104,313            111,688

Selling, general and administrative expenses...............             82,083             90,532
                                                              ----------------   ----------------

Operating income...........................................             22,230             21,156

Interest (expense) income, net.............................                 62               (266)
                                                              ----------------   -----------------

Earnings before income taxes...............................             22,292             20,890

Provision for income taxes.................................              8,864              8,148
                                                              ----------------   ----------------

Net earnings...............................................   $         13,428   $         12,742
                                                              ================   ================

Net earnings per share:
   Basic...................................................   $           0.32   $           0.31
                                                              ================   ================

   Diluted.................................................   $           0.32   $           0.31
                                                              ================   ================


Weighted average shares outstanding:
   Basic...................................................             41,766             41,110
                                                              ================   ================

   Diluted.................................................             42,379             41,620
                                                              ================   ================


                 See Notes to Consolidated Financial Statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                           FOR THE QUARTER ENDED
                                                                     -------------------------------
                                                                        APRIL 29,         MAY 5,
                                                                          2000             2001
                                                                     --------------   --------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings................................................      $       13,428   $       12,742
   Adjustments to reconcile net earnings to net cash
   used in operating activities:
      Depreciation and amortization............................               8,165            9,752
      Deferred tax provision (benefit).........................                (589)             472
      Increase in inventories..................................             (34,375)         (49,138)
      (Increase) decrease in other current assets..............               1,112           (4,955)
      Increase in accounts payable and accrued expenses........               8,379           23,372
      Increase (decrease) in income taxes payable..............                 254           (5,352)
      Increase (decrease) in other liabilities.................                 258             (111)
                                                                     --------------   ---------------

           Net cash used in operating activities...............              (3,368)         (13,218)
                                                                     ---------------  ---------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net...................................             (13,219)         (19,186)
   Investment in trademarks, tradenames and other assets.......                 (79)            (210)
                                                                     --------------   ---------------

           Net cash used in investing activities...............             (13,298)         (19,396)
                                                                     ---------------  ---------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock......................                 664              680
   Long-term borrowings........................................               7,525               --
   Principal payments on long-term debt........................                (643)            (606)
   Tax payments related to options exercised...................                (111)              --
   Purchase of treasury stock..................................              (5,290)         (30,409)
                                                                     ---------------  ---------------

           Net cash provided by (used in) financing activities.               2,145          (30,335)
                                                                     --------------   ---------------

 Effect of exchange rate changes on cash.......................                  (9)            (570)
                                                                     ---------------  ---------------

 DECREASE IN CASH..............................................             (14,530)         (63,519)
 CASH:
   Beginning of period.........................................              77,798           84,426
                                                                     --------------   --------------

   End of period...............................................      $       63,268   $       20,907
                                                                     ==============   ==============


                 See Notes to Consolidated Financial Statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES--

    Basis of Presentation - The consolidated financial statements include the accounts of The Men's Wearhouse, Inc. and its subsidiaries (the "Company"). Except for those discussed below, there have been no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, see Note 1 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended February 3, 2001.

    Accounting Change - The Company adopted Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended, on February 4, 2001. In accordance with the transition provisions of SFAS 133, the Company recorded a cumulative loss adjustment of $0.5 million ($0.3 million, net of tax) in accumulated other comprehensive income related primarily to the unrealized losses on foreign currency forward exchange contracts, which were designated as cash-flow hedging instruments.

2.  EARNINGS PER SHARE--

    Basic earnings per share ("EPS") is computed using the weighted average number of common shares outstanding during the period and net earnings. Diluted EPS gives effect to the potential dilution which would have occurred if additional shares were issued for stock options exercised under the treasury stock method.

3.  ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING

    The Company's policy is to enter into foreign currency forward exchange contracts to minimize foreign currency exposure related to forecasted purchases of certain inventories. Under this standard, such contracts have been designated as and accounted for as cash flow hedges. The settlement terms of the forward contracts, including amount, currency and maturity, correspond with payment terms for the merchandise inventories. As a result, there is no hedge ineffectiveness to be reflected in earnings. At May 5, 2001, the Company had 28 contracts maturing in varying increments to purchase an aggregate notional amount of $23.9 million in foreign currency, maturing at various dates through September 2002.

    The changes in the fair value of the foreign currency forward exchange contracts are matched to inventory purchases by period and are recognized in earnings as such inventory is sold. The Company expects to recognize in earnings through May 4, 2002, approximately $0.7 million, net of tax, of existing net losses presently deferred in accumulated other comprehensive income.

4.  COMPREHENSIVE INCOME AND SUPPLEMENTAL CASH FLOWS

    The Company's comprehensive income, which encompasses net earnings, currency translation adjustments, cumulative effect of accounting change and changes in derivative fair values, is as follows (in thousands):


                                                                   FOR THE QUARTER ENDED
                                                               -----------------------------
                                                                 APRIL 29,        MAY 5,
                                                                   2000            2001
                                                               ------------     ------------

   Net earnings                                                $    13,428      $    12,742
   Cumulative effect of accounting change, net of tax                   --             (331)
   Change in derivative fair value, net of tax                          --             (575)
   Currency translation adjustments, net of tax                       (293)          (1,343)
                                                               ------------     ------------
   Comprehensive income                                        $    13,135      $    10,493
                                                               ===========      ===========


     The Company paid cash during the first quarter of 2000 of $0.8 million for interest and $9.4 million for taxes, compared with $0.8 million for interest and $13.6 million for taxes during the first quarter of 2001. The Company had non-cash investing and financing activities resulting from the issuance of treasury stock to the employee stock ownership plan of $2.5 million and $2.5 million in the first quarters of 2000 and 2001, respectively, and from the tax benefit recognized upon exercise of stock options of $0.1 million and $0.1 million, respectively.

                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     For supplemental information, it is suggested that "Management's Discussion and Analysis of Financial Condition and Results of Operations" be read in conjunction with the corresponding section included in the Company's Annual Report on Form 10-K for the year ended February 3, 2001. References herein to years are to the Company's 52-week or 53-week fiscal year which ends on the Saturday nearest January 31 in the following calendar year. For example, references to "2001" mean the 52-week fiscal year ending February 2, 2002.

     In large part, changes in net sales and operating results are impacted by the number of stores operating during the fiscal period. The following table presents information with respect to stores in operation during each of the respective fiscal periods.

                                            FOR THE THREE MONTHS ENDED
                                         ---------------------------------      YEAR ENDED
                                            APRIL 29,           MAY 5,          FEBRUARY 3,
                                               2000              2001               2001
                                         ----------------   --------------     ---------------
Stores open at beginning of period            614                651                  614
  Opened                                        6                  8                   39
  Acquired                                     --                 --                    1
  Closed                                       (3)                --                   (3)
                                              ----               ---                 -----
Stores open at end of period                  617                659                  651
                                              ===                ===                  ===


Stores open at end of period:
  U.S. --
    Men's Wearhouse                           452                477                  473
    K&G/Suit Warehouse                         52                 69                   65
                                              ---                ---                 ----
                                              504                546                  538
  Canada -- Moores                            113                113                  113
                                              ---                ---                  ---
                                              617                659                  651
                                              ===                ===                  ===

RESULTS OF OPERATIONS

    Three Months Ended April 29, 2000 and May 5, 2001

    The Company's net sales were $304.7 million for the quarter ended May 5, 2001, a $16.8 million or 5.8% increase over the same prior year period. This increase was due primarily to sales resulting from the increased number of stores and increased sales at existing stores in Canada, offset partially by decreased sales at existing U.S. stores. Comparable store sales (which are calculated primarily by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period) decreased 4.3% for the U.S. stores from the same prior year quarter, while comparable store sales for the Canadian stores increased 8.7% from the same prior year quarter.

    Gross margin increased 7.1% over the same prior year quarter to $111.7 million in the first quarter of 2001. As a percentage of sales, gross margin increased from 36.2% in the first quarter of 2000 to 36.7% in the first quarter of 2001. This increase in gross margin predominantly resulted from a decrease in product costs as a percentage of sales, offset partially by an increase in occupancy costs.

    Selling, general and administrative ("SG&A") expenses increased as a percentage of sales from 28.5% for the quarter ended April 29, 2000 to 29.7% for the quarter ended May 5, 2001, and SG&A expenditures increased by $8.4 million to $90.5 million. On an absolute dollar basis, the principal components of SG&A expenses increased primarily due to the Company's growth and continued infrastructure investments. Advertising expense decreased from 5.6% to 4.6% of net sales, while store salaries increased from 11.0% to 11.5% of net sales and other SG&A expenses increased from 12.0% to 13.5% of net sales.

    Net interest income was $0.1 million in the first quarter of 2000 compared to interest expense, net of interest income, of $0.3 million in the first quarter of 2001. Weighted average borrowings outstanding decreased from $53.8 million in the first quarter of 2000 to $43.6 million in the first quarter of 2001, and the weighted average interest rate on outstanding indebtedness increased from 6.5% to 6.9%. The decrease in the weighted average borrowings was due primarily to reduced borrowings under the Company's credit facilities. The increase in the weighted average interest rate was due primarily to increases in the LIBOR rate.

    The Company's effective income tax rate decreased from 39.8% for the first quarter of 2000 to 39.0% for the first quarter of 2001. The effective tax rate was higher than the statutory U.S. federal rate of 35% primarily due to the effect of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

    Working capital was $288.9 million at May 5, 2001, which is down from $318.6 million at February 3, 2001 and $291.5 million at April 29, 2000. Historically, the Company's working capital has been at its lowest level in January and February and has increased through November as inventory buildup is financed with long-term borrowings in preparation for the fourth quarter selling season. However, due primarily to the Company's stock repurchase program, as discussed below, working capital declined during the first quarter of 2001.

    Net cash used in operating activities was $3.4 million in the first three months of 2000 compared with $13.2 million in the first three months of 2001. These amounts primarily represent net earnings plus depreciation and amortization and increases in accounts payable and accrued expenses, offset by increases in inventories and, in the first quarter of 2001, an increase in other current assets and income tax payments. Inventories increased $34.4 million and $49.1 million for the quarter ended April 29, 2000 and May 5, 2001, respectively, due to seasonal inventory buildup, the addition of inventory for new stores and stores expected to be opened in the following quarter and the purchase of fabric used in the direct sourcing of inventory.

     Net cash used in investing activities was $13.3 million and $19.4 million for the first quarter of 2000 and 2001, respectively. Cash used in investing activities was primarily comprised of capital expenditures relating to stores opened, remodeled or relocated during the period or under construction at the end of the period and infrastructure technology investments.

     The Company has a revolving credit agreement with a group of banks (the "Credit Agreement") that provides for borrowing of up to $125 million through February 5, 2004. Advances under the Credit Agreement bear interest at a rate per annum equal to, at the Company's option, the agent's prime rate or the reserve adjusted LIBOR rate plus a varying interest rate margin. The Credit Agreement also provides for fees applicable to unused commitments. In addition, the Company has two Canadian credit facilities which include a revolving credit agreement which provides for borrowings up to Can$30 million (US$20 million) through February 5, 2004 and a term credit agreement under which the Company borrowed Can$75 million (US$50 million) in February 1999. The term credit borrowing is payable in quarterly installments of Can$0.9 million (US$0.6 million) beginning in May 1, 1999, with the remaining unpaid principal payable on February 5, 2004. Covenants and interest rates are substantially similar to those contained in the Company's Credit Agreement. As of May 5, 2001, there was US$42.5 million outstanding under the term credit agreement and no indebtedness outstanding under the revolving credit agreement.

    The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain a minimum level of net worth and certain financial ratios. The Credit Agreement also prohibits payment of cash dividends on the common stock of the Company. The Company is in compliance with the covenants in the Credit Agreement.

    Net cash provided by financing activities was $2.1 million for the first quarter of 2000, due mainly to borrowings on the revolving credit agreement, offset by purchases of treasury stock. Net cash used in financing activities was $30.3 million for the first quarter of 2001, due mainly to purchases of treasury stock. In January 2000, the Board of Directors authorized a stock repurchase program for up to 1,000,000 shares of the Company's common stock. Under this authorization, the Company may purchase shares from time to time in the open market or in private transactions, depending on market price and other considerations. On January 31, 2001, the Board of Directors authorized an expansion of the stock repurchase program for up to an additional 2,000,000 shares of the Company's common stock. During the first quarter of 2000 and 2001, the Company repurchased 210,000 and 1,185,000 shares of its common stock under this program at a cost of $5.3 million and $30.4 million, respectively.

    In December 2000, the Company issued two option contracts under which the contract counterparties had the option to require the Company to purchase an agreed-upon number of shares of its common stock at a specific strike price per share on March 15, 2001 and on June 12, 2001. The Company received premiums, in aggregate, of $0.5 million for issuing these contracts. Both option contracts expired unexercised.

    The Company anticipates that its existing cash and cash flow from operations, supplemented by borrowings under the Credit Agreement, will be sufficient to fund its planned store openings, other capital expenditures and operating cash requirements for at least the next 12 months.

    In connection with the Company's direct sourcing program, the Company may enter into purchase commitments that are denominated in a foreign currency (primarily the Euro). The Company generally enters into forward exchange contracts to reduce the risk of currency fluctuations related to such commitments. The majority of the forward exchange contracts are with seven financial institutions. Therefore, the Company is exposed to credit risk in the event of nonperformance by these parties. However, due to the creditworthiness of these major financial institutions, full performance is anticipated. The Company may also be exposed to market risk as a result of changes in foreign exchange rates. This market risk should be substantially offset by changes in the valuation of the underlying transactions.

       ITEM 3 - QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to exposure from fluctuations in U.S. dollar/Euro exchange rates and the Canadian dollar/Euro exchange rates. The Company utilizes foreign currency forward exchange contracts to limit exposure to changes in currency exchange rates (see Note 3 to the Company's Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Information and Results of Operations - Liquidity and Capital Resources").

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

                           PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

              On May 11, 2001, a lawsuit was filed against the Company in the Superior Court of California for the County of San Diego, Cause No. GIC 767223 (the "Suit"). The Suit, which was brought as a purported class action, alleges several causes of action, each based on the factual allegation that the Company advertised and sold men's slacks at a marked price that was exclusive of a hemming fee for the pants. The Suit seeks: (i) permanent and preliminary injunctions against advertising slacks at prices which do not include hemming; (ii) restitution of all funds allegedly acquired by means of any act or practice declared by the Court to be unlawful or fraudulent or to constitute unfair competition under certain California statutes, (iii) prejudgment interest; (iv) compensatory and punitive damages; (v) attorney's fees; and (vi) costs of suit. The Company believes that the Suit is without merit and the allegations are contrary to customary and well recognized and accepted practices in the sale of men's tailored clothing. The Company intends to vigorously defend the Suit.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS.

          Exhibit
          Number                         Exhibit Index
          -------                        -------------
           10.1          --  Fourth Amendment to 1992 Non-Employee Director
                             Stock Option Plan (filed herewith).

(B)  REPORTS ON FORM 8-K.

         On February 22, 2001, the Company filed a current report on Form 8-K related to the approval by the Company's Board of Directors of an amendment and restatement of the Company's 401(k) Savings Plan and 401(k) Savings Plan Trust.


                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, The Men's Wearhouse, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  June 19, 2001                       THE MEN'S WEARHOUSE, INC.


                              By          /s/ NEILL P. DAVIS
                                 -----------------------------------------------
                                              Neill P. Davis
                              Senior Vice President, Chief Financial Officer and
                                   Treasurer (Principal Financial Officer)

                                 EXHIBIT INDEX


          Exhibit
          Number                         Exhibit Index
          -------                        -------------
           10.1          --  Fourth Amendment to 1992 Non-Employee Director
                             Stock Option Plan (filed herewith).