Form 10-Q
period 2001-08-04
MENS WEARHOUSE INC
filed 2001-09-18
CIK 884217

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended    August 4, 2001   or
                                   --------------------


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________to__________

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


    The number of shares of common stock of the Registrant, par value $.01 per share, outstanding at September 14, 2001 was 40,955,583, excluding 1,365,364 shares classified as Treasury Stock.

================================================================================

                                  REPORT INDEX



PART AND ITEM NO.                                                                                      PAGE NO.
----------------                                                                                       --------

PART I - Financial Information

     Item 1 - Financial Statements

     General Information......................................................................             1

     Consolidated Balance Sheets as of July 29, 2000 (unaudited), August 4, 2001
       (unaudited) and February 3, 2001.......................................................             2

     Consolidated Statements of Earnings for the Three and Six Months Ended July 29,
       2000 (unaudited) and August 4, 2001 (unaudited)........................................             3

     Consolidated Statements of Cash Flows for the Six Months Ended July 29, 2000
       (unaudited) and August 4, 2001 (unaudited).............................................             4

     Notes to the Consolidated Financial Statements...........................................             5

     Item 2 - Management's Discussion and Analysis of Financial Condition and Results
       of Operations..........................................................................             7

     Item 3 - Qualitative and Quantitative Disclosures about Market Risk......................            11

PART II - Other Information

     Item 1 - Legal Proceedings...............................................................            12

     Item 4 - Submission of Matters to a Vote of Security Holders.............................            12

     Item 6 - Exhibits and Reports on Form 8-K................................................            14

                          PART I. FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                               GENERAL INFORMATION

         The consolidated financial statements herein include the accounts of The Men's Wearhouse, Inc. and its subsidiaries (the "Company") and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures have been condensed or omitted. The Company believes that the presentation and disclosures herein are adequate to make the information not misleading, and the financial statements reflect all elimination entries and normal adjustments which are necessary for a fair statement of the results for the three and six months ended July 29, 2000 and August 4, 2001.

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

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                           JULY 29,           AUGUST 4,         FEBRUARY 3,
                              ASSETS                         2000               2001               2001
                                                         ------------       ------------       ------------

CURRENT ASSETS:
  Cash ................................................  $     27,437       $     15,176       $     84,426
  Inventories .........................................       362,219            414,296            355,284
  Other current assets ................................        27,450             34,985             29,371
                                                         ------------       ------------       ------------

     Total current assets .............................       417,106            464,457            469,081
                                                         ------------       ------------       ------------

PROPERTY AND EQUIPMENT, net ...........................       152,886            208,402            185,917

OTHER ASSETS, net .....................................        51,560             54,144             52,736
                                                         ------------       ------------       ------------

          TOTAL .......................................  $    621,552       $    727,003       $    707,734
                                                         ============       ============       ============


               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ....................................  $     84,922       $     79,765       $     77,502
  Accrued expenses ....................................        38,598             39,023             49,894
  Current portion of long-term debt ...................         2,537              2,451              2,508
  Income taxes payable ................................         3,078              5,574             20,593
                                                         ------------       ------------       ------------

     Total current liabilities ........................       129,135            126,813            150,497

LONG-TERM DEBT ........................................        45,753             88,823             42,645

OTHER LIABILITIES .....................................        12,537             20,975             19,605
                                                         ------------       ------------       ------------

     Total liabilities ................................       187,425            236,611            212,747
                                                         ------------       ------------       ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock .....................................            --                 --                 --
  Common stock ........................................           414                423                422
  Capital in excess of par ............................       183,990            191,206            189,656
  Retained earnings ...................................       256,584            334,844            311,852
  Accumulated other comprehensive loss ................          (234)            (1,722)              (316)
                                                         ------------       ------------       ------------
     Total ............................................       440,754            524,751            501,614

  Treasury stock, at cost .............................        (6,627)           (34,359)            (6,627)
                                                         ------------       ------------       ------------

     Total shareholders' equity .......................       434,127            490,392            494,987
                                                         ------------       ------------       ------------

          TOTAL .......................................  $    621,552       $    727,003       $    707,734
                                                         ============       ============       ============

                 See Notes to Consolidated Financial Statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                      FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS ENDED
                                                                    ------------------------------    ----------------------------
                                                                     JULY 29,           AUGUST 4,       JULY 29,        AUGUST 4,
                                                                       2000               2001            2000             2001
                                                                    ------------      ------------    ------------    ------------

Net sales ....................................................      $    294,505      $    297,153    $    582,381    $    601,804

Cost of goods sold, including buying and occupancy costs .....           183,853           188,858         367,416         381,821
                                                                    ------------      ------------    ------------    ------------

Gross margin .................................................           110,652           108,295         214,965         219,983

Selling, general and administrative expenses .................            83,829            90,699         165,912         181,231
                                                                    ------------      ------------    ------------    ------------

Operating income .............................................            26,823            17,596          49,053          38,752

Interest  expense, net .......................................               297               782             235           1,048
                                                                    ------------      ------------    ------------    ------------

Earnings before income taxes .................................            26,526            16,814          48,818          37,704

Provision for income taxes ...................................            10,561             6,564          19,425          14,712
                                                                    ------------      ------------    ------------    ------------

Net earnings .................................................      $     15,965      $     10,250    $     29,393    $     22,992
                                                                    ============      ============    ============    ============

Net earnings per share:
  Basic ......................................................      $       0.38      $       0.25    $       0.70    $       0.56
                                                                    ============      ============    ============    ============

  Diluted ....................................................      $       0.38      $       0.25    $       0.70    $       0.55
                                                                    ============      ============    ============    ============


Weighted average shares outstanding:
  Basic ......................................................            41,696            40,931          41,731          41,021
                                                                    ============      ============    ============    ============

  Diluted ....................................................            42,098            41,549          42,240          41,585
                                                                    ============      ============    ============    ============


                 See Notes to Consolidated Financial Statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)



                                                                            FOR THE SIX MONTHS ENDED
                                                                        -------------------------------
                                                                           JULY 29,         AUGUST 4,
                                                                            2000              2001
                                                                        ------------       ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings ...................................................      $     29,393       $     22,992
  Adjustments to reconcile net earnings to net cash
  provided by operating activities:
     Depreciation and amortization ...............................            16,482             19,493
     Deferred tax provision (benefit) ............................              (298)             3,549
     Increase in inventories .....................................           (43,127)           (59,903)
     Increase in other assets ....................................            (4,210)           (10,327)
     Decrease in accounts payable and accrued expenses ...........            (3,361)            (6,976)
     Decrease in income taxes payable ............................            (7,590)           (14,726)
     Increase in other liabilities ...............................               241                109
                                                                        ------------       ------------

          Net cash used in operating activities ..................           (12,470)           (45,789)
                                                                        ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net ......................................           (29,663)           (40,640)
  Investment in trademarks, tradenames and other assets ..........            (1,686)              (697)
                                                                        ------------       ------------

          Net cash used in investing activities ..................           (31,349)           (41,337)
                                                                        ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock .........................             1,433              1,506
  Long-term borrowings ...........................................             1,349             48,100
  Principal payments on long-term debt ...........................            (1,275)              (944)
  Tax payments related to options exercised ......................              (145)                --
  Purchase of treasury stock .....................................            (7,871)           (30,409)
                                                                        ------------       ------------

          Net cash provided by (used in) financing activities ....            (6,509)            18,253
                                                                        ------------       ------------

Effect of exchange rate changes on cash ..........................               (33)              (377)
                                                                        ------------       ------------

DECREASE IN CASH .................................................           (50,361)           (69,250)

CASH:
  Beginning of period ............................................            77,798             84,426
                                                                        ------------       ------------

  End of period ..................................................      $     27,437       $     15,176
                                                                        ============       ============


                 See Notes to Consolidated Financial Statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SIGNIFICANT ACCOUNTING POLICIES--

    Basis of Presentation - The consolidated financial statements include the accounts of The Men's Wearhouse, Inc. and its subsidiaries (the "Company"). Except for those discussed below, there have been no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, see Note 1 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended February 3, 2001. Certain July 29, 2000 balances have been reclassified to conform to classifications used in the current year.

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

    Recent Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of the acquisition is July 2001 or later). There are also transition provisions that apply to business combinations completed before July 1, 2001 that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company is currently evaluating the provisions of SFAS 141 and SFAS 142 and has not adopted such provisions in its August 4, 2001 consolidated financial statements.

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

3.   ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING

     The Company's policy is to enter into foreign currency forward exchange contracts to minimize foreign currency exposure related to forecasted purchases of certain inventories. Under SFAS 133, such contracts have been designated as and accounted for as cash flow hedges. The settlement terms of the forward contracts, including amount, currency and maturity, correspond with payment terms for the merchandise inventories. As a result, there is no hedge ineffectiveness to be reflected in earnings. At August 4, 2001, the Company had 26 contracts maturing in varying increments to purchase an aggregate notional amount of $20.4 million in foreign currency, maturing at various dates through September 2002.

         The changes in the fair value of the foreign currency forward exchange contracts are matched to inventory purchases by period and are recognized in earnings as such inventory is sold. The Company expects to recognize in earnings through August 3, 2002 approximately $0.7 million, net of tax, of existing net losses presently deferred in accumulated other comprehensive income.

4.  COMPREHENSIVE INCOME AND SUPPLEMENTAL CASH FLOWS

     The Company's comprehensive income, which encompasses net earnings, currency translation adjustments, cumulative effect of accounting change and changes in derivative fair values, is as follows (in thousands):


                                                           FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS ENDED
                                                         ------------------------------      -------------------------------
                                                           JULY 29,         AUGUST 4,         JULY 29,           AUGUST 4,
                                                             2000             2001              2000               2001
                                                         ------------      ------------      ------------       ------------
Net earnings                                             $     15,965      $     10,250      $     29,393       $     22,992
Cumulative effect of accounting change, net of tax                 --                --                --               (331)
Change in derivative fair value, net of tax                        --               133                --               (442)
Currency translation adjustments, net of tax                       --               710              (293)              (633)
                                                         ------------      ------------      ------------       ------------

Comprehensive income                                     $     15,965      $     11,093      $     29,100       $     21,586
                                                         ============      ============      ============       ============


     The Company paid cash during the first two quarters of 2000 of $1.7 million for interest and $27.5 million for taxes, compared with $1.4 million for interest and $26.6 million for taxes during the first two quarters of 2001. The Company had non-cash investing and financing activities resulting from the issuance of treasury stock to the employee stock ownership plan of $2.5 million and $2.5 million in the first two quarters of 2000 and 2001, respectively, and from the tax benefit recognized upon exercise of stock options of $0.1 million and $0.2 million, respectively.

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



                                        FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED        YEAR ENDED
                                        --------------------------       ---------------------------       -----------
                                          JULY 29,       AUGUST 4,         JULY 29,        AUGUST 4,       FEBRUARY 3,
                                           2000            2001             2000             2001             2001
                                        ----------      ----------       ----------       ----------       -----------

Stores open at beginning of period             617             659              614              651              614
  Opened                                         5               5               11               13               39
  Acquired                                       1              --                1               --                1
  Closed                                        --              (1)              (3)              (1)              (3)
                                        ----------      ----------       ----------       ----------       ----------
Stores open at end of period                   623             663              623              663              651
                                        ==========      ==========       ==========       ==========       ==========


Stores open at end of period:
U.S. --
  Men's Wearhouse                              455             481              455              481              473
  K&G/Suit Warehouse                            55              69               55               69               65
                                        ----------      ----------       ----------       ----------       ----------
                                               510             550              510              550              538
Canada-- Moores                                113             113              113              113              113
                                        ----------      ----------       ----------       ----------       ----------
                                               623             663              623              663              651
                                        ==========      ==========       ==========       ==========       ==========

RESULTS OF OPERATIONS

    Three Months Ended July 29, 2000 and August 4, 2001

    The Company's net sales were $297.2 million for the quarter ended August 4, 2001, a $2.6 million or 0.9% increase over the same prior year period. This increase was due primarily to sales resulting from the increased number of stores, offset by decreased sales in stores open prior to fiscal year 2000. Sales from U.S. stores represented 86.7% of total sales in the second quarter of 2001, compared with 86.9% of total sales in the second quarter of 2000. Comparable store sales (which are calculated by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period) decreased 5.6% for the U.S. stores from the same prior year quarter, while comparable store sales for the Canadian stores increased 9.0% from the same prior year quarter.

    Gross margin decreased 2.1% over the same prior year quarter to $108.3 million in the second quarter of 2001. As a percentage of sales, gross margin decreased from 37.6% in the second quarter of 2000 to 36.4% in the second quarter of 2001. This decrease in gross margin predominantly resulted from an increase in occupancy cost as a percentage of sales and a larger percentage of the sales mix being contributed by our lower margin K&G brand.

    Selling, general and administrative ("SG&A") expenses increased as a percentage of sales from 28.5% for the quarter ended July 29, 2000 to 30.5% for the quarter ended August 4, 2001, and SG&A expenditures increased by $6.9 million to $90.7 million. On an absolute dollar basis, the principal components of SG&A expenses increased primarily due to the Company's growth in number of stores and increased infrastructure support costs. Advertising expense decreased from 5.3% to 5.1% of net sales, while store salaries increased from 11.4% to 11.8% of net sales and other SG&A expenses increased from 11.7% to 13.6% of net sales.

    Interest expense, net of interest income, increased from $0.3 million in the first quarter of 2000 to $0.8 million in the second quarter of 2001. Weighted average borrowings outstanding increased from $51.4 million in the second quarter of 2000 to $64.5 million in the second quarter of 2001, and the weighted average interest rate on outstanding indebtedness decreased from 6.8% to 4.9%. The increase in the weighted average borrowings was due primarily to increased borrowings under the Company's credit facilities. The decrease in the weighted average interest rate was due primarily to decreases in the LIBOR rate. See "Liquidity and Capital Resources" discussion in the following section herein.

    The Company's effective income tax rate decreased from 39.8% for the second quarter of 2000 to 39.0% for the second quarter of 2001. The effective tax rate was higher than the statutory U.S. federal rate of 35% primarily due to the effect of state income taxes.

    Six Months Ended July 29, 2000 and August 4, 2001

    The Company's net sales were $601.8 million for the six months ended August 4, 2001, a $19.4 million or 3.3% increase over the same prior year period. This increase was due primarily to sales resulting from the increased number of stores, offset by decreased sales in stores open prior to fiscal year 2000. Sales from U.S. stores represented 88.5% of total sales in the first two quarters of 2001, compared with 88.7% of total sales in the same period of 2000. Comparable store sales decreased 4.9% for the U.S. stores from the same prior year period, while comparable store sales for the Canadian stores increased 8.8% from the same prior year period.

    Gross margin increased 2.3% over the same prior year period to $220.0 million for the first six months of 2001. As a percentage of sales, gross margin decreased from 36.9% for the first two quarters of 2000 to 36.6% in the first two quarters of 2001. This decrease in gross margin percentage predominantly resulted from an increase in occupancy cost as a percentage of sales and a larger percentage of the sales mix being contributed by our lower margin K&G brand.

    SG&A expenses increased as a percentage of sales from 28.5% for the first six months of 2000 to 30.1% for the first six months of 2001, and SG&A expenditures increased by $15.3 million to $181.2 million. On an absolute dollar basis, the principal components of SG&A expenses increased primarily due to the Company's growth in number of stores and increased infrastructure support costs. Advertising expense decreased from 5.5% to 4.9% of net sales, while store salaries increased from 11.2% to 11.7% of net sales and other SG&A expenses increased from 11.9% to 13.6% of net sales. See "Liquidity and Capital Resources" discussion in the following section herein.

    Interest expense, net of interest income, increased from $0.2 million for the first six months of 2000 to $1.0 million in the first six months of 2001. Weighted average borrowings outstanding increased from $52.6 million in the prior year to $54.1 million in the first two quarters of 2001, and the weighted average interest rate on outstanding indebtedness decreased from 6.7% to 5.7%. The increase in the weighted average borrowings was due primarily to increased borrowings under the Company's credit facilities. The decrease in the weighted average interest rate was due primarily to decreases in the LIBOR rate.

    The Company's effective income tax rate decreased from 39.8% for the six months ended July 29, 2000 to 39.0% for the six months ended August 4, 2001. The effective tax rate was higher than the statutory U.S. federal rate of 35% primarily due to the effect of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

    Working capital was $337.6 million at August 4, 2001, which is up from $318.6 million at February 3, 2001 and $288.0 million at July 29, 2000. Historically, the Company's working capital has been at its lowest level in January and February, and has increased through November as inventory buildup is financed with long-term borrowings in preparation for the fourth quarter selling season.

    Net cash used in operating activities was $12.5 million in the first six months of 2000 compared with $45.8 million in the first six months of 2001. These amounts primarily represent net earnings before extraordinary items plus depreciation, amortization and other non-cash charges, offset by increases in inventories and other assets and decreases in payables. Inventories increased $43.1 million and $59.9 million for the two quarters ended July 29, 2000 and August 4, 2001, respectively, due to seasonal inventory buildup and the addition of inventory for new stores and stores expected to be opened in the following quarter. Other assets increased primarily due to increased investment in tuxedo rental merchandise associated with the expansion of this business to 266 Men's Wearhouse stores, as of August 4, 2001, while payables decreased mainly due to income tax payments.

         Cash used in investing activities was $31.3 million and $41.3 million for the first two quarters of 2000 and 2001, respectively. Cash used in investing activities was primarily comprised of capital expenditures relating primarily to stores opened, remodeled or relocated during the period or under construction at the end of the period and infrastructure technology investments.

         The Company has a revolving credit agreement with a group of banks (the "Credit Agreement") that provides for borrowing of up to $125 million through February 5, 2004. Advances under the Credit Agreement bear interest at a rate per annum equal to, at the Company's option, the agent's prime rate or the reserve adjusted LIBOR rate plus a varying interest rate margin. The Credit Agreement also provides for fees applicable to unused commitments. In addition, the Company has two Canadian credit facilities which include a revolving credit agreement which provides for borrowings up to Can$30 million (US$20 million) through February 5, 2004 and a term credit agreement under which the Company borrowed Can$75 million (US$50 million) in February 1999. The term credit borrowing is payable in quarterly installments of Can$0.9 million (US$0.6 million) beginning in May 1999, with the remaining unpaid principal payable on February 5, 2004. Covenants and interest rates are substantially similar to those contained in the Company's Credit Agreement. As of August 4, 2001, there was $43.2 million outstanding under the term credit agreement and $48.1 million outstanding under the revolving credit agreement.

    The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain a minimum level of net worth and certain financial ratios. The Credit Agreement also prohibits payment of cash dividends on the common stock of the Company. The Company is in compliance with the covenants in the Credit Agreement.

    Net cash used in financing activities was $6.5 million for the first two quarters of 2000, due mainly to the purchases of treasury stock. Net cash provided by financing activities was $18.3 million for the first two quarters of 2001, due mainly to borrowings on the revolving credit agreement, offset by purchases of treasury stock. In January 2000, the Board of Directors authorized a stock repurchase program for up to 1,000,000 shares of the Company's common stock. Under this authorization, the Company may purchase shares from time to time in the open market or in private transactions, depending on market price and other considerations. On January 31, 2001, the Board of Directors authorized an expansion of the stock repurchase program for up to an additional 2,000,000 shares of the Company's common stock. During the first two quarters of 2000 and 2001, the Company repurchased 335,000 and 1,185,000 shares of its common stock under this program at a cost of $7.9 million and $30.4 million, respectively.

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

       ITEM 3 - QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to exposure from fluctuations in U.S. dollar/Euro exchange rates and the Canadian dollar/Euro exchange rates. The Company utilizes foreign currency forward exchange contracts to limit exposure to changes in currency exchange rates (see Note 3 to the Company's Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Information and Results of Operations - Liquidity and Capital Resources"). At August 4, 2001, the Company had 26 contracts maturing in varying increments to purchase an aggregate notional amount of $20.4 million in foreign currency, maturing at various dates through September 2002. Unrealized pretax losses on these forward contracts totaled approximately $1.3 million at August 4, 2001. A hypothetical 10% change in applicable August 4, 2001 forward rates could increase or decrease this pretax loss by $2.0 million related to these positions. However, it should be noted that any change in the value of these contracts, whether real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged item.

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

                           PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

              On May 11, 2001, a lawsuit was filed against the Company in the Superior Court of California for the County of San Diego, Cause No. GIC 767223 (the "Suit"). The Suit, which was brought as a purported class action, alleges several causes of action, each based on the factual allegation that the Company advertised and sold men's slacks at a marked price that was exclusive of a hemming fee for the pants. The Suit seeks: (i) permanent and preliminary injunctions against advertising slacks at prices which do not include hemming; (ii) restitution of all funds allegedly acquired by means of any act or practice declared by the Court to be unlawful or fraudulent or to constitute unfair competition under certain California statutes, (iii) prejudgment interest; (iv) compensatory and punitive damages; (v) attorney's fees; and (vi) costs of suit. The Company believes that the Suit is without merit and the allegations are contrary to customary and well recognized and accepted practices in the sale of men's tailored clothing. By letter dated September 10, 2001, the complainant in the lawsuit advised the Company's counsel that the complainant intends to seek to amend the complaint in the Suit to add causes of action based upon the Company's alleged "claims that [it] sell[s] the same garments as department stores at 20% to 30% less." The Company believes that any such added causes of action, if added, would also be without merit. The Company intends to vigorously defend the Suit.


     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 7, 2001, the Company held its Annual Meeting of Shareholders. At the meeting, the shareholders voted on the following matters:

         1. The election of the eleven directors of the Company to hold office until the next Annual Meeting of Shareholders or until their respective successors are duly elected and qualified.

         2. The amendment of the Company's 1992 Non-Employee Director Stock Option Plan as stated in the Proxy for the June 7, 2001 Annual Meeting of Shareholders.

         3. The ratification of the appointment by the Board of Directors of the firm Deloitte & Touche LLP as independent auditors for the Company for 2001.

     All proposals received the affirmative vote required for approval. The number of votes cast for, against and withheld, as well as the number of abstentions, as to each matter were as follows:


Proposal
                                            Votes For           Votes Withheld
                                            ---------           --------------


1.       Election of Directors

         George Zimmer                      39,869,085              711,753

         David H. Edwab                     39,501,932            1,078,906

         Richard E. Goldman                 39,207,558            1,373,280

         Harry M. Levy                      39,503,617            1,077,221

         Robert E. Zimmer                   39,502,781            1,078,057

         James E. Zimmer                    39,555,817            1,025,021

         Stephen H. Greenspan               39,503,383            1,077,455

         Rinaldo S. Brutoco                 39,892,316              688,522

         Michael L. Ray                     39,930,906              649,932

         Sheldon I. Stein                   39,930,514              650,324

         Kathleen Mason                     39,883,552              697,286



                                         Affirmative Votes        Negative Votes        Abstentions
                                         -----------------        --------------        -----------
2.       Amendment of 1992
         Non-Employee Director Stock
         Option Plan                        38,604,055            1,640,039               336,743

3.       Ratification of
         Auditors                           38,504,620            2,059,759                16,459

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS.

         None.

     (b) REPORTS ON FORM 8-K.

         None.


                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, The Men's Wearhouse, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  September 18, 2001            THE MEN'S WEARHOUSE, INC.

                          By              /s/ NEILL P. DAVIS
                             --------------------------------------------------
                                              Neill P. Davis
                             Senior Vice President, Chief Financial Officer and
                                    Treasurer (Principal Financial Officer)