Form 10-Q
period 2001-11-03
MENS WEARHOUSE INC
filed 2001-12-18
CIK 884217

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

         For the quarterly period ended November 3, 2001 or


[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ____________

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

    The number of shares of common stock of the Registrant, par value $.01 per share, outstanding at December 14, 2001 was 42,347,260, excluding 1,365,364 shares classified as Treasury Stock.

===============================================================================

                                  REPORT INDEX

PART AND ITEM NO.                                                                                      PAGE NO.
-----------------                                                                                      --------

PART I - Financial Information

     Item 1 - Financial Statements

     General Information......................................................................            1

     Consolidated Balance Sheets as of October 28, 2000 (unaudited), November 3, 2001                     2
       (unaudited) and February 3, 2001.......................................................

     Consolidated Statements of Earnings for the Three and Nine Months Ended October 28,
       2000 (unaudited) and November 3, 2001 (unaudited)......................................            3

     Consolidated Statements of Cash Flows for the Nine Months Ended October 28, 2000
       (unaudited) and November 3, 2001 (unaudited)...........................................            4

     Notes to the Consolidated Financial Statements...........................................            5

     Item 2 - Management's Discussion and Analysis of Financial Condition and Results
       of Operations..........................................................................            7

     Item 3 - Qualitative and Quantitative Disclosures about Market Risk......................            11

PART II - Other Information

     Item 1 - Legal Proceedings...............................................................            12

     Item 6 - Exhibits and Reports on Form 8-K................................................            13

                          PART I. FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                               GENERAL INFORMATION

     The consolidated financial statements herein include the accounts of The Men's Wearhouse, Inc. and its subsidiaries (the "Company") and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures have been condensed or omitted. The Company believes that the presentation and disclosures herein are adequate to make the information not misleading, and the financial statements reflect all elimination entries and normal adjustments which are necessary for a fair statement of the results for the three and nine months ended October 28, 2000 and November 3, 2001.

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

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                         OCTOBER 28,        NOVEMBER 3,        FEBRUARY 3,
                              ASSETS                                       2000               2001               2001
                                                                     ---------------    ---------------    ---------------
CURRENT ASSETS:
  Cash..........................................................     $         7,648    $         9,439    $        84,426
  Inventories...................................................             403,023            436,794            355,284
  Other current assets..........................................              36,130             35,205             29,371
                                                                     ---------------    ---------------    ---------------

     Total current assets.......................................             446,801            481,438            469,081
                                                                     ---------------    ---------------    ---------------

PROPERTY AND EQUIPMENT, net.....................................             170,896            211,219            185,917

OTHER ASSETS, net...............................................              50,564             54,615             52,736
                                                                     ---------------    ---------------    ---------------

          TOTAL.................................................     $       668,261    $       747,272    $       707,734
                                                                     ===============    ===============    ===============

               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable..............................................     $       103,405    $        94,501    $        77,502
  Accrued expenses..............................................              40,247             36,762             49,894
  Current portion of long-term debt.............................               2,454              2,356              2,508
  Income taxes payable..........................................              13,328              4,654             20,593
                                                                     ---------------    ---------------    ---------------

     Total current liabilities..................................             159,434            138,273            150,497

LONG-TERM DEBT..................................................              42,347             93,287             42,645

OTHER LIABILITIES...............................................              13,767             22,517             19,605
                                                                     ---------------    ---------------    ---------------

     Total liabilities..........................................             215,548            254,077            212,747
                                                                     ---------------    ---------------    ---------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock...............................................                  --                 --                 --
  Common stock..................................................                 418                423                422
  Capital in excess of par......................................             186,224            191,545            189,656
  Retained earnings.............................................             273,592            338,821            311,852
  Accumulated other comprehensive loss..........................                (894)            (3,235)              (316)
                                                                     ----------------   ----------------   ----------------
     Total......................................................             459,340            527,554            501,614

  Treasury stock, at cost.......................................              (6,627)           (34,359)            (6,627)
                                                                     ----------------   ----------------   ----------------

     Total shareholders' equity.................................             452,713            493,195            494,987
                                                                     ---------------    ---------------    ---------------

          TOTAL.................................................     $       668,261    $       747,272    $       707,734
                                                                     ===============    ===============    ===============

                See Notes to Consolidated Financial Statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  FOR THE THREE            FOR THE NINE
                                                                   MONTHS ENDED            MONTHS ENDED
                                                            ------------------------  ------------------------
                                                            OCTOBER 28,  NOVEMBER 3,  OCTOBER 28,  NOVEMBER 3,
                                                               2000        2001         2000          2001
                                                            -----------  -----------  -----------  -----------

Net sales ..............................................     $304,198     $285,608     $886,579     $887,412

Cost of goods sold, including buying and occupancy
   costs ...............................................      189,018      188,536      556,434      570,357
                                                             --------     --------     --------     --------

Gross margin ...........................................      115,180       97,072      330,145      317,055

Selling, general and administrative expenses ...........       86,210       89,411      252,122      270,642
                                                             --------     --------     --------     --------

Operating income .......................................       28,970        7,661       78,023       46,413

Interest expense, net ..................................          711        1,132          946        2,180
                                                             --------     --------     --------     --------

Earnings before income taxes ...........................       28,259        6,529       77,077       44,233

Provision for income taxes .............................       11,251        2,552       30,676       17,264
                                                             --------     --------     --------     --------

Net earnings ...........................................     $ 17,008     $  3,977     $ 46,401     $ 26,969
                                                             ========     ========     ========     ========

Net earnings per share:
  Basic ................................................     $   0.41     $   0.10     $   1.11     $   0.66
                                                             ========     ========     ========     ========

  Diluted ..............................................     $   0.40     $   0.10     $   1.10     $   0.65
                                                             ========     ========     ========     ========


Weighted average shares outstanding:

  Basic ................................................       41,768       40,962       41,744       41,001
                                                             ========     ========     ========     ========

  Diluted ..............................................       42,614       41,325       42,365       41,498
                                                             ========     ========     ========     ========


                See Notes to Consolidated Financial Statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)


                                                                          FOR THE NINE MONTHS ENDED
                                                                        -----------------------------
                                                                         OCTOBER 28,      NOVEMBER 3,
                                                                            2000             2001
                                                                        ------------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings................................................           $  46,401        $  26,969
                                                                         ---------        ---------
  Adjustments to reconcile net earnings to net cash
  used in operating activities:
     Depreciation and amortization............................              24,919           30,308
     Deferred tax provision (benefit).........................                (978)           3,061
     Increase in inventories..................................             (85,332)         (84,358)
     Increase in other assets.................................             (12,751)         (11,995)
     Increase in accounts payable and accrued expenses........              17,431            6,733
     Increase (decrease) in income taxes payable..............               3,155          (15,596)
     Increase in other liabilities............................               1,480            1,212
                                                                         ---------        ---------

          Net cash used in operating activities...............              (5,675)         (43,666)
                                                                         ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net...................................             (55,814)         (54,123)
  Investment in trademarks, tradenames and other assets.......              (1,805)            (663)
                                                                         ---------        ---------

          Net cash used in investing activities...............             (57,619)         (54,786)
                                                                         ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock......................               3,634            1,832
  Long-term borrowings........................................                  --           55,000
  Principal payments on long-term debt........................              (1,904)          (1,818)
  Tax payments related to options exercised...................                (575)              --
  Purchase of treasury stock..................................              (7,871)         (30,409)
                                                                         ---------        ---------

          Net cash provided by (used in) financing activities.              (6,716)          24,605
                                                                         ---------        ---------

Effect of exchange rate changes on cash.......................                (140)          (1,140)
                                                                         ---------        ---------

DECREASE IN CASH..............................................             (70,150)         (74,987)

CASH:
  Beginning of period.........................................              77,798           84,426
                                                                         ---------        ---------

  End of period...............................................           $   7,648        $   9,439
                                                                         =========        =========

                 See Notes to Consolidated Financial Statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES--

    Basis of Presentation - The consolidated financial statements include the accounts of The Men's Wearhouse, Inc. and its subsidiaries (the "Company"). Except for those discussed below, there have been no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, see Note 1 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended February 3, 2001. Certain October 28, 2000 balances have been reclassified to conform to classifications used in the current year.

    Accounting Change - The Company adopted Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended, on February 4, 2001. In accordance with the transition provisions of SFAS 133, the Company recorded a cumulative loss adjustment of $0.5 million ($0.3 million, net of tax) in accumulated other comprehensive loss related primarily to the unrealized losses on foreign currency forward exchange contracts, which were designated as cash-flow hedging instruments.

    Recent Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001 and b) the provisions of SFAS 141 apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of the acquisition is July 2001 or later). SFAS 142, which discontinues the practice of amortizing goodwill and requires periodic reviews for impairment, is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the provisions of SFAS 141 and SFAS 142 and has not adopted such provisions in its November 3, 2001 consolidated financial statements.

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

3.   ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING

     The Company's policy is to enter into foreign currency forward exchange contracts to minimize foreign currency exposure related to forecasted purchases of certain inventories. Under SFAS 133, such contracts have been designated as and accounted for as cash flow hedges. The settlement terms of the forward contracts, including amount, currency and maturity, correspond with payment terms for the merchandise inventories. As a result, there is no hedge ineffectiveness to be reflected in earnings. At November 3, 2001, the Company had 29 contracts maturing in varying increments to purchase an aggregate notional amount of $23.3 million in foreign currency, maturing at various dates through January 2003.

     The changes in the fair value of the foreign currency forward exchange contracts are matched to inventory purchases by period and are recognized in earnings as such inventory is sold. The Company expects to recognize in earnings through November 2, 2002 approximately $0.4 million, net of tax, of existing net losses presently deferred in accumulated other comprehensive loss.

4.  COMPREHENSIVE INCOME AND SUPPLEMENTAL CASH FLOWS

     The Company's comprehensive income, which encompasses net earnings, currency translation adjustments, cumulative effect of accounting change and changes in derivative fair values, is as follows (in thousands):

                                                        FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                      ------------------------------    ------------------------------
                                                       OCTOBER 28,      NOVEMBER 3,      OCTOBER 28,      NOVEMBER 3,
                                                           2000            2001              2000            2001
                                                      -------------    -------------    -------------    -------------

Net earnings                                          $    17,008      $     3,977      $    46,401      $    26,969
Cumulative effect of accounting change, net of tax             --               --               --             (331)
Change in derivative fair value, net of tax                    --              372               --              (70)
Currency translation adjustments, net of tax                 (660)          (1,885)            (953)          (2,518)
                                                      ------------     ------------     ------------     ------------

Comprehensive income                                  $    16,348      $     2,464      $    45,448      $    24,050
                                                      ===========      ===========      ===========      ===========


     The Company paid cash during the first three quarters of 2000 of $2.5 million for interest and $29.2 million for taxes, compared with $2.7 million for interest and $30.5 million for taxes during the first three quarters of 2001. The Company had non-cash investing and financing activities resulting from the issuance of treasury stock to the employee stock ownership plan of $2.5 million and $2.5 million in the first three quarters of 2000 and 2001, respectively, and from the tax benefit recognized upon exercise of stock options of $0.6 million and $0.2 million, respectively.

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

                                           FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED        YEAR ENDED
                                          ----------------------------      ---------------------------       -----------
                                          OCTOBER 28,      NOVEMBER 3,      OCTOBER 28,     NOVEMBER 3,       FEBRUARY 3,
                                              2000             2001            2000            2001             2001
                                          -----------      -----------      -----------     -----------       -----------
  Stores open at beginning of period          623              663              614             651                614
    Opened                                     15                8               26              21                 39
    Acquired                                   --               --                1              --                  1
    Closed                                     --               --               (3)             (1)                (3)
                                              ---              ---              ---             ---                ---
  Stores open at end of period                638              671              638             671                651
                                              ===              ===              ===             ===                ===


  Stores open at end of period:
  U.S. --

    Men's Wearhouse                           464              487              464             487                473
    K&G/Suit Warehouse                         61              71                61              71                 65
                                              ---              --               ---             ---                ---
                                              525              558              525             558                538
  Canada -- Moores                            113              113              113             113                113
                                              ---              ---              ---             ---                ---
                                              638              671              638             671                651
                                              ===              ===              ===             ===                ===

RESULTS OF OPERATIONS

    Three Months Ended October 28, 2000 and November 3, 2001

    The Company's net sales were $285.6 million for the quarter ended November 3, 2001, an $18.6 million or 6.1% decrease from the same prior year period. This decrease was due primarily to decreased sales in stores open prior to fiscal year 2000, offset partially by sales resulting from the increased number of stores open during fiscal year 2001. Comparable store sales (which are calculated by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period) decreased 14.4% for the U.S. stores from the same prior year quarter, while comparable store sales for the Canadian stores decreased 1.9% from the same prior year quarter. The decrease in comparable sales for the U.S. stores was due mainly to the declining U.S. economy, which entered a recession in March 2001. Sales of men's tailored apparel are particularly affected since buying patterns for men are considered to be more discretionary than those in other apparel areas. The negative effect of the terrorist events of September 11, 2001 on retail and numerous other business sectors also contributed to the decline.

    Gross margin decreased 15.7% over the same prior year quarter to $97.1 million in the third quarter of 2001. As a percentage of sales, gross margin decreased from 37.9% in the third quarter of 2000 to 34.0% in the third quarter of 2001. This decrease in gross margin predominantly resulted from an increase in occupancy cost as a percentage of sales and a larger percentage of the sales mix being contributed by our lower margin K&G brand.

    Selling, general and administrative ("SG&A") expenses increased as a percentage of sales from 28.3% for the quarter ended October 28, 2000 to 31.3% for the quarter ended November 3, 2001, and SG&A expenditures increased by

$3.2 million or 3.7% to $89.4 million. On an absolute dollar basis, the principal components of SG&A expenses increased primarily due to the Company's growth in number of stores and increased infrastructure support costs. As a percentage of net sales, advertising expense increased from 5.0% to 5.3%, store salaries increased from 11.4% to 12.0% and other SG&A expenses increased from 12.0% to 14.1%.

    Interest expense, net of interest income, increased from $0.7 million in the third quarter of 2000 to $1.1 million in the third quarter of 2001. Weighted average borrowings outstanding increased from $48.6 million in the third quarter of 2000 to $88.1 million in the third quarter of 2001, and the weighted average interest rate on outstanding indebtedness decreased from 7.5% to 5.6%. The increase in the weighted average borrowings was due primarily to increased borrowings under the Company's credit facilities. The decrease in the weighted average interest rate was due primarily to decreases in the LIBOR rate. See "Liquidity and Capital Resources" discussion herein.

    The Company's effective income tax rate decreased from 39.8% for the third quarter of 2000 to 39% for the third quarter of 2001. The effective tax rate was higher than the statutory U.S. federal rate of 35% primarily due to the effect of state income taxes.

    Nine Months Ended October 28, 2000 and November 3, 2001

    The Company's net sales were $887.4 million for the nine months ended November 3, 2001, a $0.8 million or 0.1% increase over the same prior year period. This minor increase was due primarily to sales resulting from the increased number of stores, offset by decreased sales in U.S. stores open prior to fiscal year 2000. Comparable store sales decreased 8.2% for the U.S. stores from the same prior year period, while comparable store sales for the Canadian stores increased 5.2% from the same prior year period. The decrease in comparable sales for the U.S. stores was due mainly to the declining U.S. economy, which entered a recession in March 2001. Sales of men's tailored apparel are particularly affected since buying patterns for men are considered to be more discretionary than those in other apparel areas. The negative effect of the terrorist events of September 11, 2001 on retail and numerous other business sectors also contributed to the decline.

    Gross margin decreased 4.0% over the same prior year period to $317.1 million for the first nine months of 2001. As a percentage of sales, gross margin decreased from 37.2% for the first three quarters of 2000 to 35.7% in the first three quarters of 2001. This decrease in gross margin percentage predominantly resulted from an increase in occupancy cost as a percentage of sales and a larger percentage of the sales mix being contributed by our lower margin K&G brand.

    SG&A expenses increased as a percentage of sales from 28.4% for the first nine months of 2000 to 30.5% for the first nine months of 2001, and SG&A expenditures increased by $18.5 million or 7.3% to $270.6 million. On an absolute dollar basis, the principal components of SG&A expenses increased primarily due to the Company's growth in number of stores and increased infrastructure support costs. Advertising expense decreased from 5.3% to 5.0% of net sales, while store salaries increased from 11.3% to 11.8% of net sales and other SG&A expenses increased from 11.9% to 13.7% of net sales.

    Interest expense, net of interest income, increased from $0.9 million for the first nine months of 2000 to $2.2 million in the first nine months of 2001. Weighted average borrowings outstanding increased from $51.3 million in the prior year to $65.4 million in the first three quarters of 2001, and the weighted average interest rate on outstanding indebtedness decreased from 6.9% to 6.0%. The increase in the weighted average borrowings was due primarily to increased borrowings under the Company's credit facilities. The decrease in the weighted average interest rate was due primarily to decreases in the LIBOR rate. See "Liquidity and Capital Resources" discussion herein.

    The Company's effective income tax rate decreased from 39.8% for the nine months ended October 28, 2000 to 39% for the nine months ended November 3, 2001. The effective tax rate was higher than the statutory U.S. federal rate of 35% primarily due to the effect of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

    Working capital was $343.2 million at November 3, 2001, which is up from $318.6 million at February 3, 2001 and $287.4 million at October 28, 2000. Historically, the Company's working capital has been at its lowest level in January and February, and has increased through November as inventory buildup is financed with long-term borrowings in preparation for the fourth quarter selling season.

    Net cash used in operating activities was $5.7 million in the first nine months of 2000 compared with $43.7 million in the first nine months of 2001. These amounts primarily represent net earnings plus depreciation and amortization and increases in accounts payable, offset by increases in inventories and other assets and, in 2001, a decrease in income taxes payable. Inventories increased $85.3 million and $84.4 million for the three quarters ended October 28, 2000 and November 3, 2001, respectively, due to seasonal inventory buildup and the addition of inventory for new stores and stores expected to be opened in the following quarter. Other assets increased primarily due to increased investment in tuxedo rental merchandise associated with the expansion of this business, while income taxes payable decreased mainly due to reduced earnings.

     Cash used in investing activities was $57.6 million and $54.8 million for the first three quarters of 2000 and 2001, respectively. Cash used in investing activities was primarily comprised of capital expenditures relating primarily to stores opened, remodeled or relocated during the period or under construction at the end of the period and infrastructure technology investments.

     The Company has a revolving credit agreement with a group of banks (the "Credit Agreement") that provides for borrowings of up to $125 million through February 5, 2004. Advances under the Credit Agreement bear interest at a rate per annum equal to, at the Company's option, the agent's prime rate or the reserve adjusted LIBOR rate plus a varying interest rate margin. The Credit Agreement also provides for fees applicable to unused commitments. In addition, the Company has two Canadian credit facilities which include a revolving credit agreement which provides for borrowings up to Can$30 million (US$20 million) through February 5, 2004 and a term credit agreement under which the Company borrowed Can$75 million (US$50 million) in February 1999. The term credit borrowing is payable in quarterly installments of Can$0.9 million (US$0.6 million) beginning in May 1999, with the remaining unpaid principal payable on February 5, 2004. Covenants and interest rates are substantially similar to those contained in the Company's Credit Agreement. As of November 3, 2001, there was $40.6 million outstanding under the term credit agreement and $55.0 million outstanding under the revolving credit agreement.

    The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain a minimum level of net worth and certain financial ratios. The Credit Agreement also prohibits payment of cash dividends on the common stock of the Company. The Company is in compliance with the covenants in the Credit Agreement.

    Net cash used in financing activities was $6.7 million for the first three quarters of 2000, due mainly to purchases of treasury stock. Net cash provided by financing activities was $24.6 million for the first three quarters of 2001, due mainly to borrowings on the revolving credit agreement, offset by purchases of treasury stock. In January 2000, the Board of Directors authorized a stock repurchase program for up to 1,000,000 shares of the Company's common stock. Under this authorization, the Company may purchase shares from time to time in the open market or in private transactions, depending on market price and other considerations. On January 31, 2001, the Board of Directors authorized an expansion of the stock repurchase program for up to an additional 2,000,000 shares of the Company's common stock. During the first three quarters of 2000 and 2001, the Company repurchased 335,000 and 1,185,000 shares of its common stock under this program at a cost of $7.9 million and $30.4 million, respectively.

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

       ITEM 3 -QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is subject to exposure from fluctuations in U.S. dollar/Euro exchange rates and the Canadian dollar/Euro exchange rates. The Company utilizes foreign currency forward exchange contracts to limit exposure to changes in currency exchange rates (see Note 3 to the Company's Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Information and Results of Operations - Liquidity and Capital Resources"). At November 3, 2001, the Company had 29 contracts maturing in varying increments to purchase an aggregate notional amount of $23.3 million in foreign currency, maturing at various dates through January 2003. Unrealized pretax losses on these forward contracts totaled approximately $0.7 million at November 3, 2001. A hypothetical 10% change in applicable November 3, 2001 forward rates could increase or decrease this pretax loss by $2.3 million related to these positions. However, it should be noted that any change in the value of these contracts, whether real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged item.

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

                           PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

              On May 11, 2001, a lawsuit was filed against the Company in the Superior Court of California for the County of San Diego, Cause No. GIC 767223 (the "Suit"). The Suit, which was brought as a purported class action, alleges several causes of action, each based on the factual allegation that the Company advertised and sold men's slacks at a marked price that was exclusive of a hemming fee for the pants. The Suit seeks: (i) permanent and preliminary injunctions against advertising slacks at prices which do not include hemming; (ii) restitution of all funds allegedly acquired by means of any act or practice declared by the Court to be unlawful or fraudulent or to constitute unfair competition under certain California statutes, (iii) prejudgment interest; (iv) compensatory and punitive damages; (v) attorney's fees; and (vi) costs of suit. The Company believes that the Suit is without merit and the allegations are contrary to customary and well recognized and accepted practices in the sale of men's tailored clothing. The complaint in the Suit was subsequently amended to add causes of action based upon the Company's alleged "claims that [it] sell[s] the same garments as department stores at 20% to 30% less." The Company believes that such added causes of action are also without merit. The Company intends to vigorously defend the Suit.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS.

         None.


     (b) REPORTS ON FORM 8-K.

         None.


                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, The Men's Wearhouse, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  December 18, 2001                      THE MEN'S WEARHOUSE, INC.


                                      By      /s/     NEILL P. DAVIS
                                           ------------------------------------
                                                      Neill P. Davis
                                                   Senior Vice President,
                                           Chief Financial Officer and Treasurer
                                                (Principal Financial Officer)