Form 10-K
period 2002-02-02
MENS WEARHOUSE INC
filed 2002-04-26
CIK 884217

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



             FOR THE FISCAL YEAR ENDED FEBRUARY 2, 2002



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-16097
                             ---------------------
                           THE MEN'S WEARHOUSE, INC.
             (Exact name of Registrant as Specified in its Charter)

                    TEXAS                                        74-1790172
       (State or Other Jurisdiction of                         (IRS Employer
        Incorporation or Organization)                     Identification Number)

             5803 GLENMONT DRIVE                                 77081-1701
                HOUSTON, TEXAS                                   (Zip Code)
   (Address of Principal Executive Offices)

                                 (713) 592-7200
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of shares of common stock on the New York Stock Exchange on April 19, 2002, was approximately $800.3 million.

     The number of shares of common stock of the Registrant outstanding on April 19, 2002 was 41,110,861, excluding 1,365,364 shares classified as Treasury Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

                      DOCUMENT                                       INCORPORATED AS TO
                      --------                                       ------------------
Notice and Proxy Statement for the Annual Meeting of         Part III: Items 10, 11, 12 and 13
  Shareholders scheduled to be held June 25, 2002.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             FORM 10-K REPORT INDEX

                                                                        PAGE
10-K PART AND ITEM NO.                                                  NO.
----------------------                                                  ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................    7
Item 3.   Legal Proceedings...........................................    9
Item 4.   Submission of Matters to a Vote of Security Holders.........    9

                                  PART II
Item 5.   Market for the Company's Common Equity and Related
          Stockholder Matters.........................................   10
Item 6.   Selected Financial Data.....................................   11
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   12
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   19
Item 8.   Financial Statements and Supplementary Data.................   20
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   36

                                  PART III
Item 10.  Directors and Executive Officers of the Company.............   36
Item 11.  Executive Compensation......................................   36
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   36
Item 13.  Certain Relationships and Related Transactions..............   36

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   36

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

THE COMPANY

     We are one of the largest specialty retailers of menswear in the United States and Canada. At February 2, 2002, our U.S. operations included 567 stores in 43 states and the District of Columbia, primarily operating under the brand names of Men's Wearhouse and K&G, with approximately 26% of our locations in Texas and California. At February 2, 2002, our Canadian operations included 113 stores in 10 provinces operating under the brand name of Moores.

  MEN'S WEARHOUSE

     Under the Men's Wearhouse brand, we target middle and upper-middle income men by offering quality merchandise at everyday low prices. In addition to value, we believe we provide a superior level of customer service. Men's Wearhouse stores offer a broad selection of designer, brand name and private label merchandise at prices we believe are typically 20% to 30% below the regular prices found at traditional department and specialty stores. Our merchandise includes suits, sport coats, slacks, business casual, sportswear, outerwear, dress shirts, shoes and accessories. We concentrate on business attire that is characterized by infrequent and more predictable fashion changes. Therefore, we believe we are not as exposed to trends typical of more fashion-forward apparel retailers, where significant markdowns and promotional pricing are more common. At February 2, 2002, we operated 497 Men's Wearhouse stores in 43 states and the District of Columbia. These stores are referred to as "Men's Wearhouse stores" or "traditional stores".

     We also began a tuxedo rental program in selected Men's Wearhouse stores during 1999. We believe this program generates incremental business for us without significant incremental personnel or real estate costs and broadens our customer base by drawing first-time and younger customers into our stores. At the end of fiscal 2001, we offered tuxedo rentals in 373 Men's Wearhouse stores.

  K&G

     Under the K&G brand, we target the more price sensitive customer. The K&G brand was acquired as a result of our combination with K&G Men's Center, Inc. in June 1999 in a transaction accounted for as a pooling of interests (see Note 2 of Notes to Consolidated Financial Statements). Prior to the combination, our Value Priced Clothing ("VPC") subsidiary targeted the market for the more price sensitive customer. During 2001, VPC merged into K&G, with the five former VPC stores continuing operations under the name The Suit Warehouse ("TSW"). At February 2, 2002, we operated 65 K&G stores in 23 states and four TSW stores in metropolitan Detroit and one in Ohio. Nineteen of the K&G stores offer ladies' career apparel that is also targeted to the more price sensitive customer.

     We believe that K&G's more basic, value-oriented superstore approach appeals to certain customers in the apparel market. K&G offers first-quality, current-season apparel and accessories comparable in quality to that of traditional department and specialty stores, at everyday low prices we believe are typically 30% to 70% below the regular prices charged by such stores. K&G's merchandising strategy emphasizes broad and deep assortments across all major categories, including tailored clothing, casual sportswear, dress furnishings, footwear and accessories. This merchandise selection, which includes brand name as well as private label merchandise, positions K&G to attract a wide range of customers in each of its markets. As with the Men's

Wearhouse brand, K&G's philosophy of delivering everyday value distinguishes K&G from other retailers that adopt a more promotional pricing strategy.

  MOORES

     On February 10, 1999, we combined with Moores Retail Group Inc. ("Moores"), a privately owned Canadian corporation, in a transaction accounted for as a pooling of interests (see Note 2 of Notes to Consolidated Financial Statements). Moores is one of Canada's leading specialty retailers of menswear, with 113 stores in 10 Canadian provinces at February 2, 2002. Moores focuses on conservative, basic tailored apparel. This limits exposure to changes in fashion trends and the need for significant markdowns. Moores' merchandise consists of suits, sport coats, slacks, business casual, dress shirts, sportswear, outerwear, shoes and accessories. Moores typically offers a full assortment of suits and sport coats with prices of suits generally ranging from Can$149 to Can$349.

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

     On a limited basis, we have acquired store locations, inventories, customer lists, trademarks and tradenames from existing menswear retailers in both new and existing markets. We may do so again in the future. At present, we plan to open an additional 20 new Men's Wearhouse stores and five new K&G stores in 2002, to close three Men's Wearhouse stores and one K&G store, to expand and relocate up to 24 existing Men's Wearhouse stores and up to five existing K&G stores and to continue expansion in subsequent years. We believe that our ability to increase the number of traditional stores in the United States above 550 will be limited. However, we believe that additional growth opportunities exist through selectively expanding existing stores, improving and diversifying the merchandise mix, relocating stores and expanding our K&G brand.

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

     We do not purchase significant quantities of merchandise overruns or close-outs. We provide recognizable quality merchandise at consistent prices that assist the customer in identifying the value available at our stores. We believe that the merchandise at Men's Wearhouse and Moores stores is generally offered 20% to 30% below traditional department and specialty store regular prices and that merchandise at K&G stores is generally 30% to 70% below regular retail prices charged by such stores. A ticket is affixed to each item, which displays our selling price alongside the price we regard as the regular price of the item at traditional department and specialty stores.

     By targeting men's business attire, a category of men's clothing characterized by infrequent and more predictable fashion changes, we believe we are not as exposed to trends typical of more fashion-forward apparel retailers. This allows us to carry basic merchandise over to the following season and reduces the need for markdowns; for example, a navy blazer or gray business suit may be carried over to the next season. Our Men's Wearhouse and Moores stores have an annual sale after Christmas that runs through the month of January, during which prices on many items are reduced 20% to 50% off the everyday low prices. This sale reduces stock at year-end and prepares for the arrival of the new season's merchandise. In 2001, we had a similar event in mid-summer; however, the level of advertising for promotion of the summer event was lower than that for the year-end event.

     During 1999, 2000 and 2001, 62.2%, 59.3% and 56.8%, respectively, of our total net merchandise sales were attributable to tailored clothing (suits, sport coats and slacks) and 37.8%, 40.7% and 43.2%, respectively, were attributable to casual attire, sportswear, shoes, shirts, ties, outerwear and other.

     In addition to accepting cash, checks or nationally recognized credit cards, we offer our own private label credit card to Men's Wearhouse customers. We have contracted with a third-party vendor to provide all necessary servicing and processing and to assume all credit risks associated with our private label credit card program. We believe that the private label credit card provides us with an important tool for targeted marketing and presents an excellent opportunity to communicate with our customers. During 2001, our customers used the private label credit card for approximately 13% of our sales. During 2002, we plan to introduce the private label credit card to our Moores customers.

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

     Our total annual advertising expenditures, which were $64.5 million, $69.7 million and $61.2 million in 1999, 2000 and 2001, respectively, are significant. The Company advertises principally on television and radio, which we consider the most effective means of attracting and reaching potential customers, and our advertising campaign is designed to reinforce our various brands.

PURCHASING AND DISTRIBUTION

     We purchase merchandise from approximately 700 vendors. In 2001, no vendor accounted for 10% or more of purchases. Management does not believe that the loss of any vendor would significantly impact us. While we have no material long-term contracts with our vendors, we believe that we have developed an excellent relationship with our vendors, which is supported by consistent purchasing practices.

     We believe we obtain favorable buying opportunities relative to many of our competitors. We do not request cooperative advertising support from manufacturers, which reduces the manufacturers' costs of doing business with us and enables them to offer us lower prices. Further, we believe we obtain better discounts by entering into purchase arrangements that provide for limited return policies, although we always retain the right to return goods that are damaged upon receipt or determined to be improperly manufactured. Finally, volume purchasing of specifically planned quantities purchased well in advance of the season enables more efficient production runs by manufacturers who, in turn, generally pass some of the cost savings back to us.

     We purchase a significant portion of our inventory through a direct sourcing program. In addition to finished product, we purchase fabric from mills and contract with certain factories for the assembly of the finished product to be sold in our U.S. and Canadian stores. Arrangements for fabric and assembly have been with both domestic and foreign mills and factories. During 1999, 2000 and 2001, product procured through the direct sourcing program represented approximately 26%, 28% and 28%, respectively, of total inventory purchases for stores operating in the U.S. We expect that purchases through the direct sourcing program will represent approximately 23% of total purchases in 2002. During 1999, 2000 and 2001, our manufacturing operations at Golden Brand provided 56%, 45% and 47%, respectively, of inventory purchases for Moores stores and 2%, 6% and 5% during 1999, 2000 and 2001, respectively, of inventory purchases for Men's Wearhouse stores.

     To protect against currency exchange risks associated with certain firmly committed and certain other probable, but not firmly committed, inventory transactions denominated in a foreign currency (primarily the Euro), we enter into forward exchange contracts. In addition, many of the purchases from foreign vendors are financed by letters of credit.

     We have entered into license agreements with a limited number of parties under which we are entitled to use designer labels, such as "Gary Player(R)", "Principe(R)" and nationally recognized brand labels such as "Botany(R)" and "Botany 500(R)", in return for royalties paid to the licensor based on the costs of the relevant product. These license agreements generally limit the use of the individual label to products of a specific nature (such as men's suits, men's formal wear or men's shirts). The labels licensed under these agreements will continue to be used in connection with a portion of the purchases under the direct sourcing program described above, as well as purchases from other vendors. We monitor the performance of these licensed labels compared to their cost and may elect to selectively terminate any license, as provided in the respective agreement. We have also purchased several trademarks, including "Cricketeer(R)," "Joseph & Feiss(R)," "Baracuta(R)," and "Pronto Uomo(R)," which are used similarly to our licensed labels. Because of the continued consolidation in the men's tailored clothing industry, we may be presented with opportunities to acquire or license other designer or nationally recognized brand labels.

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

     We lease and operate 30 long-haul tractors and 61 trailers, which, together with common carriers, are used to transport merchandise from the vendors to our distribution facilities and from the distribution facilities to Men's Wearhouse stores within each market. We also lease or own 67 smaller van-like trucks, which are used to deliver merchandise locally or within a given geographic region.

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

     We believe that strong vendor relationships, our direct sourcing program and our buying power are the principal factors enabling us to obtain quality merchandise at attractive prices. We believe that our vendors rely on our predictable payment record and history of honoring promises, including our promise not to advertise names of labeled and unlabeled designer merchandise when requested. Certain of our competitors (principally department stores) may be larger and may have substantially greater financial, marketing and other resources than we have and therefore may have certain competitive advantages.

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

TRADEMARKS AND SERVICEMARKS

     We are the owner in the United States of the trademark and servicemark, "The Men's Wearhouse(R)", and of federal registrations therefor expiring in 2010, 2009 and 2012, respectively, subject to renewal. We have also been granted registrations for that trademark and servicemark in 42 states (including Texas and California) of the 44 states in which we currently do business and have used those marks. Applications for the remaining two states are in process. We are also the owner of "Men's Wearhouse (and design)(R)". Our rights in the "The Men's Wearhouse(R)" mark are a significant part of our business, as the mark has become well known through our television and radio advertising campaigns. Accordingly, we intend to maintain our mark and the related registrations.

     We are also the owner in the United States of the servicemarks "The Suit Warehouse" and "The Suit Warehouse and logo," which are tradenames used by certain of the stores in Michigan operated by K&G, and

"K&G", which is a tradename used by K&G stores. K&G stores also operate under the tradenames K&G Men's Superstore, K&G Men's Center, K&G MenSmart, and K&G Ladies. We own the registrations for "K&G(R)" and "K&G (stylized)(R)". The applications for the servicemarks "K&G Men's Superstore" and K&G Men's Superstore (and design) and K&G Ladies are in process. In addition, we own or license other trademarks/servicemarks used in the business, principally in connection with the labeling of product purchased through the direct sourcing program.

     We own Canadian trademark registrations for the marks "Moores The Suit People(R)", "Moores Vetements Pour Hommes(R)" and "Moores Vetements Pour Hommes (and design)(R)". Moores stores operate under the tradenames Moores The Suit People and Moores Clothing for Men. The applications for the servicemarks for "Moores Clothing for Men" and "Moores Clothing for Men (and design)" have also been filed.

EMPLOYEES

     At February 2, 2002, we had approximately 10,800 employees, of whom approximately 8,300 were full-time and approximately 2,500 were part-time employees. Seasonality affects the number of part-time employees as well as the number of hours worked by full-time and part-time personnel. Approximately 939 of our employees at Golden Brand belong to the Union of Needletrades, Industrial and Textile Employees. Golden Brand is part of a collective bargaining unit, of which it is the largest company. The current union contract expires in November 2005.

ITEM 2.  PROPERTIES

     As of February 2, 2002, we operated 567 stores in 43 states and the District of Columbia and 113 stores in 10 Canadian provinces. The following table sets forth the location, by state or province, of these stores:

                                                         MEN'S WEARHOUSE   K&G   MOORES
                                                         ---------------   ---   ------
UNITED STATES
California.............................................         87          5
Texas..................................................         46         12
Florida................................................         36          2
Illinois...............................................         23          4
Michigan...............................................         20          5
New York...............................................         20          2
Pennsylvania...........................................         20          2
Ohio...................................................         17          5
Virginia...............................................         17          1
Georgia................................................         15          7
Washington.............................................         13          2
Massachusetts..........................................         14          3
North Carolina.........................................         12          1
New Jersey.............................................         13          5
Colorado...............................................         12          2
Maryland...............................................         12          4
Arizona................................................         11
Minnesota..............................................         10          2
Tennessee..............................................          9          1
Indiana................................................          8          1
Missouri...............................................          9          1
Connecticut............................................          8          1
Oregon.................................................          8
Wisconsin..............................................          7
Alabama................................................          5
Nevada.................................................          5
Utah...................................................          5
Louisiana..............................................          4          1
South Carolina.........................................          3
Kentucky...............................................          3
Nebraska...............................................          3
New Hampshire..........................................          3
Oklahoma...............................................          3
Kansas.................................................          3          1
New Mexico.............................................          2
Delaware...............................................          2
Arkansas...............................................          1
District of Columbia...................................          1
Idaho..................................................          1
Iowa...................................................          2
Mississippi............................................          1
Rhode Island...........................................          1
South Dakota...........................................          1
Maine..................................................          1
CANADA
Ontario................................................                            49
Quebec.................................................                            23
British Columbia.......................................                            14
Alberta................................................                            12
Manitoba...............................................                             5
New Brunswick..........................................                             3
Nova Scotia............................................                             3
Saskatchewan...........................................                             2
Newfoundland...........................................                             1
Prince Edward Island...................................                             1
                                                               ---         --     ---
         Total.........................................        497         70     113
                                                               ===         ==     ===

     Men's Wearhouse and Moores stores vary in size from approximately 2,850 to 15,100 total square feet (average square footage at February 2, 2002 was 5,501 square feet). Men's Wearhouse and Moores stores are primarily located in middle and upper-middle income neighborhood strip and specialty retail shopping centers. We believe our customers generally prefer to limit the amount of time they spend shopping for menswear and seek easily accessible store sites.

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

     K&G stores vary in size from approximately 5,400 to 50,000 total square feet (average square footage at February 2, 2002 was 20,509 square feet). K&G stores are "destination" stores located primarily in low-cost warehouses and secondary strip shopping centers that are easily accessible from major highways and thoroughfares. K&G has created a 25,000 square foot prototype men's and ladies' superstore with fitting rooms and convenient check-out, customer service and tailoring areas. K&G stores are organized to convey the impression of a dominant assortment of first-quality merchandise and to project a no-frills, value-oriented warehouse atmosphere. Each element of store layout and merchandise presentation is designed to reinforce K&G's strategy of providing a large selection and assortment in each category. We seek to make K&G stores "customer friendly" by utilizing store signage and grouping merchandise by categories and sizes, with brand name and private label merchandise intermixed. We also seek to instill a sense of urgency for the customer to purchase by opening K&G stores for business on Fridays, Saturdays and Sundays only, except for a limited number of Monday holidays and an expanded schedule for the holiday season when stores are open every day. Each store is typically staffed with a manager, assistant manager and other employees who serve as customer service and sales personnel and cashiers. Each store also has a tailoring facility with at least one tailor.

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

     We own a 240,000 square foot facility situated on approximately seven acres of land in Houston, Texas which serves as our principal office, warehouse and distribution facility. Approximately 65,000 square feet of this facility is used as office space for our financial, information technology and merchandising departments with the remaining 175,000 square feet serving as a warehouse and distribution center. We also own a 150,000 square foot facility, situated on an adjacent six acres, comprised of approximately 9,000 square feet of office space and 141,000 square feet serving as a warehouse and distribution center. During 1999, we purchased a 46-acre site in Houston on which we plan to develop additional new distribution facilities. The first phase of development, an approximately 385,000 square foot distribution center to support our tuxedo rental program and our flat-packed merchandise, became operational during the first and second quarters of 2001. No further development is currently planned for 2002.

     Our executive offices in Fremont, California are housed in a 35,500 square foot facility that we own. This facility serves as an office and training facility.

     K&G leases a 100,000 square foot facility in Atlanta, Georgia which serves as an office, distribution and store facility. Approximately 47,000 square feet of this facility is used as office space for financial, information technology and merchandising personnel, 23,000 square feet is used as a distribution center for store fixtures and supplies and the remaining 30,000 square feet is used as a store.

     Moores leases a 37,700 square foot facility in Toronto, Ontario, comprised of approximately 17,900 square feet of office space and 19,800 square feet used as a warehouse and distribution center. Moores also leases a 94,700 square foot warehouse facility in Montreal, Quebec, and a 230,000 square foot facility in Montreal, Quebec comprised of approximately 13,000 square feet of office space, 37,600 square feet of warehouse space and 179,400 square feet of manufacturing space.

ITEM 3.  LEGAL PROCEEDINGS

     On May 11, 2001, a lawsuit was filed against the Company in the Superior Court of California for the County of San Diego, Cause No. GIC 767223 (the "Suit"). The Suit, which was brought as a purported class action, alleges several causes of action, each based on the factual allegation that the Company advertised and sold men's slacks at a marked price that was exclusive of a hemming fee for the pants. The Suit seeks: (i) permanent and preliminary injunctions against advertising slacks at prices which do not include hemming;
(ii) restitution of all funds allegedly acquired by means of any act or practice declared by the Court to be unlawful or fraudulent or to constitute unfair competition under certain California statutes, (iii) prejudgment interest; (iv) compensatory and punitive damages; (v) attorney's fees; and (vi) costs of suit. The Company believes that the Suit is without merit and the allegations are contrary to customary and well recognized and accepted practices in the sale of men's tailored clothing. The complaint in the Suit was subsequently amended to add similar causes of action and requests for relief based upon allegations that the Company's alleged "claims that [it] sell[s] the same garments as department stores at 20% to 30% less" are false and misleading. The Company believes that such added causes of action are also without merit. The court has not yet decided whether the action may proceed as a class action. The Company intends to vigorously defend the Suit.

     In addition, we are involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of our business. Management believes that none of these matters will have a material adverse effect on our financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 2, 2002.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the New York Stock Exchange under the symbol "MW." Prior to October 2, 2000, the Company's stock was traded on the NASDAQ National Market System under the symbol "MENS." Prior to April 3, 2000, the Company's stock was traded on the NASDAQ National Market System under the symbol "SUIT". The following table sets forth, on a per share basis for the periods indicated, the high and low sale prices per share for our common stock as reported by the New York Stock Exchange and the NASDAQ National Market System.

                                                               HIGH     LOW
                                                              ------   ------
FISCAL YEAR 2000
  First quarter ended April 29, 2000........................  $30.00   $20.00
  Second quarter ended July 29, 2000........................   26.50    17.25
  Third quarter ended October 28, 2000......................   34.00    24.50
  Fourth quarter ended February 3, 2001.....................   33.07    21.00
FISCAL YEAR 2001
  First quarter ended May 5, 2001...........................  $32.49   $20.50
  Second quarter ended August 4, 2001.......................   30.00    22.35
  Third quarter ended November 3, 2001......................   26.60    17.00
  Fourth quarter ended February 2, 2002.....................   24.61    17.87

     On April 19, 2002, there were approximately 1,280 holders of record and approximately 7,100 beneficial holders of our common stock.

     We have not paid cash dividends on our common stock and for the foreseeable future we intend to retain all of our earnings for the future operation and expansion of our business. Our credit agreement prohibits the payment of cash dividends on our common stock (see Note 4 of Notes to Consolidated Financial Statements).

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected statement of earnings and balance sheet information for the fiscal years indicated has been derived from The Men's Wearhouse, Inc. (the "Company") audited consolidated financial statements. The Selected Financial Data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto. References herein to years are to the Company's 52-week or 53-week fiscal year, which ends on the Saturday nearest January 31 in the following calendar year. For example, references to "2001" mean the fiscal year ended February 2, 2002. All fiscal years for which financial information is included herein had 52 weeks, except 2000 which had 53 weeks.

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

                                                                             PRO FORMA
                                          1997        1998         1999         1999         2000         2001
                                        --------   ----------   ----------   ----------   ----------   ----------
                                                        (DOLLARS AND SHARES IN THOUSANDS, EXCEPT
                                                           PER SHARE AND PER SQUARE FOOT DATA)
STATEMENT OF EARNINGS DATA:
  Net sales...........................  $875,319   $1,037,831   $1,186,748   $1,186,748   $1,333,501   $1,273,154
  Gross margin........................   315,169      377,834      438,966      438,966      514,666      451,111
  Operating income....................    74,333       95,045      100,931      115,638      141,158       73,841
  Earnings before extraordinary
    item..............................    37,334       50,142       55,957       67,188       84,661       43,276
  Earnings per share of common stock
    before extraordinary item(1):
    Basic.............................  $   0.95   $     1.23   $     1.34   $     1.61   $     2.03   $     1.06
    Diluted...........................  $   0.93   $     1.19   $     1.32   $     1.58   $     2.00   $     1.04
  Weighted average shares
    outstanding(1)....................    39,194       40,738       41,848       41,848       41,769       40,997
  Weighted average shares outstanding
    plus dilutive potential common
    shares(1).........................    42,275       42,964       42,452       42,452       42,401       41,446
OPERATING INFORMATION:
  Percentage increase/(decrease) in
    comparable US store sales(2)......       9.2%         9.6%         7.7%                      3.3%       (10.2)%
  Percentage increase in comparable
    Canadian store sales(2)...........       4.5%         2.1%         0.3%                      8.3%         4.2%
  Average square footage -- all
    stores(3).........................     5,868        6,146        6,193                     6,520        7,046
  Average sales per square foot of
    selling space(4)..................  $    378   $      384   $      400                $      406   $      336
  Number of stores:
    Open at beginning of the period...       460          526          579                       614          651
    Opened............................        65           65           54                        39           32
    Acquired..........................         6            4           --                         1           --
    Closed............................        (5)         (16)         (19)                       (3)          (3)
                                        --------   ----------   ----------                ----------   ----------
    Open at end of the period.........       526          579          614                       651          680
  CAPITAL EXPENDITURES................  $ 31,825   $   53,474   $   47,506                $   79,411   $   64,777

                                                   JANUARY 31,   JANUARY 30,   JANUARY 29,   FEBRUARY 3,   FEBRUARY 2,
                                                      1998          1999          2000          2001          2002
                                                   -----------   -----------   -----------   -----------   -----------
BALANCE SHEET INFORMATION:
Working capital..................................   $234,376      $230,624      $280,251      $316,213      $301,935
Total assets.....................................    500,371       535,076       611,195       713,317       717,869
Long-term debt(5)................................    107,800        44,870        46,697        42,645        37,740
Shareholders' equity.............................    261,357       351,455       408,973       494,987       509,883

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

(5) January 31, 1998 balances include the 5 1/4% Convertible Subordinated Notes Due 2003. In August 1998, the Company gave notice to the holders of its outstanding 5 1/4% Convertible Subordinated Notes (the "Notes") that the Company would redeem the Notes on September 14, 1998. As a result, $36.8 million principal amount of the Notes was converted into 1.6 million shares of the Company's common stock and $20.7 million principal amount was redeemed for an aggregate of $21.5 million. An extraordinary charge of $0.7 million, net of tax benefit of $0.5 million, related to the early retirement of the Notes in fiscal 1998 was recognized.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Men's Wearhouse opened its first store in Houston, Texas in August 1973. The Company combined with Moores Retail Group Inc. ("Moores") in February 1999 and with K&G Men's Center, Inc. ("K&G") in June 1999, with both combinations accounted for as a pooling of interests (see Note 2 of Notes to Consolidated Financial Statements). At February 2, 2002, we operated 567 stores in the United States and 113 stores in Canada. We opened 54 stores in 1999, 39 stores in 2000 and 32 stores in 2001; in addition, we acquired one store in 2000. Expansion is generally continued within a market as long as management believes it will provide profitable incremental sales volume. Historically, this growth has resulted in significant increases in net sales and has also contributed to increased net earnings. However, in 2001, we experienced decreases in net sales and net earnings as a result of the declining US economy and the effects of the events of September 11, 2001 (see "Results of Operations" discussion herein).

     Like most retailers, our business is subject to seasonal fluctuations. Historically, more than 30% of our net sales and more than 45% of our net earnings have been generated during the fourth quarter of each year. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full year.

     We intend to continue our expansion in new and existing markets. We plan to open approximately 20 new Men's Wearhouse stores and five new K&G stores in 2002 and to expand and relocate approximately 24 existing Men's Wearhouse stores and up to five existing K&G stores. The average cost (excluding telecommunications and point-of-sale equipment and inventory) of opening a new store is expected to be approximately $0.3 million for a Men's Wearhouse store and approximately $0.6 million for a K&G store in 2002.

     We have closed 25 stores in the three years ended February 2, 2002. Generally, in determining whether to close a store, we consider the store's historical and projected performance and the continued desirability of the store's location. In determining store contribution, the Company considers net sales, cost of sales and other direct store costs, but excludes buying costs, corporate overhead, depreciation and amortization, financing costs and advertising. Store performance is continually monitored and, occasionally, as neighborhoods and shopping areas change, management may determine that it is in our best interest to close or relocate a store. In 1999, four of the stores closed were stores acquired in January 1997 that were closed as part of our efforts to integrate and develop our operations that target the more price sensitive clothing customer. Of the remaining 15 stores closed in 1999, two were closed due to substandard performance or lease expiration and 13 were closed to eliminate duplicate store sites following the combinations with Moores and K&G. In 2000, three stores were closed due to substandard performance. In 2001, three stores were closed due to substandard performance or lease termination.

CRITICAL ACCOUNTING POLICIES

     The preparation of our consolidated financial statements requires the appropriate application of accounting policies in accordance with generally accepted accounting principles. In many instances, this also requires management to make estimates and assumptions about future events that affect the amounts and disclosures included in our financial statements. We base our estimates on historical experience and various assumptions that we believe are reasonable under the circumstances. However, since future events and conditions and their effects cannot be determined with certainty, actual results will differ from our estimates, and such differences could be material to our financial statements.

     Our accounting policies are described in Note 1 of Notes to Consolidated Financial Statements. We consistently apply these policies and continuously evaluate the reasonableness of our estimates in light of actual events. Historically, we have found our accounting policies to be appropriate and our estimates and assumptions reasonable. We believe our critical accounting policies and our most significant estimates are those that relate to inventories and our estimated liabilities for the self-insured portions of our workers' compensation and employee health benefit costs.

     Our inventory is carried at the lower of cost or market. Cost is determined on the first-in, first-out method for approximately 74% of our inventory and on the retail inventory method for the remaining 26%. Our inventory cost also includes estimated procurement and distribution costs (warehousing, freight, hangers and merchandising costs) associated with the inventory, with the balance of such costs included in cost of sales. We make assumptions, based primarily on historical experience, as to items in our inventory that may be damaged, obsolete or salable only at marked down prices and reduce the cost of inventory to reflect the market value of these items. If actual damages, obsolescence or market demand is significantly different from our estimates, additional inventory write-downs could be required. In addition, procurement and distribution costs are allocated to inventory based on the ratio of annual product purchases to average inventory cost. If this ratio were to change significantly, it could materially affect the amount of procurement and distribution costs included in cost of sales.

     We self-insure portions of our workers' compensation and employee medical costs. We estimate our liability for future payments under these programs based on historical experience and various assumptions as to participating employees, health care costs, number of claims and other factors. We also use actuarial estimates with respect to workers' compensation. If the number of claims or the costs associated with those claims were to increase significantly over our estimates, additional charges to earnings could be necessary to cover required payments.

RESULTS OF OPERATIONS

     The following table sets forth the Company's results of operations expressed as a percentage of net sales for the periods indicated:

                                                                   FISCAL YEAR
                                                              ---------------------
                                                              1999    2000    2001
                                                              -----   -----   -----
Net sales...................................................  100.0%  100.0%  100.0%
Cost of goods sold, including buying and occupancy costs....   63.0    61.4    64.6
                                                              -----   -----   -----
Gross margin................................................   37.0    38.6    35.4
Selling, general and administrative expenses................   27.2    28.0    29.6
Combination expenses........................................    1.3      --      --
                                                              -----   -----   -----
Operating income............................................    8.5    10.6     5.8
Interest expense, net.......................................    0.2     0.1     0.2
                                                              -----   -----   -----
Earnings before income taxes................................    8.3    10.5     5.6
Income taxes................................................    3.6     4.2     2.2
                                                              -----   -----   -----
Earnings before extraordinary item..........................    4.7%    6.3%    3.4%
                                                              =====   =====   =====

  2001 COMPARED WITH 2000

     The following table presents a breakdown of 2000 and 2001 net sales of the Company by stores open in each of these periods (in millions):

                                                                    NET SALES
                                                        ---------------------------------
                                                                               INCREASE/
STORES                                                    2000        2001     (DECREASE)
------                                                  ---------   --------   ----------
32 stores opened in 2001..............................  $     --    $   26.7    $  26.7
40 stores opened or acquired in 2000..................      37.6        74.4       36.8
Stores opened before 2000.............................   1,295.9     1,172.1     (123.8)
                                                        --------    --------    -------
  Total...............................................  $1,333.5    $1,273.2    $ (60.3)
                                                        ========    ========    =======

     The Company's net sales decreased $60.3 million, or 4.5%, to $1,273.2 million for 2001 due primarily to decreased sales in US stores open prior to fiscal year 2000, offset by increased sales from stores opened in 2000 and 2001. Comparable store sales (which are calculated by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period) for 2001 decreased 10.2% in the US and increased 4.2% in Canada from 2000. The decrease in comparable sales for the US stores was due mainly to the declining US economy. Sales of men's tailored apparel are particularly affected since buying patterns for men are considered to be more discretionary than those in other apparel areas. The negative effect of the terrorist events of September 11, 2001 on retail and numerous other business sectors also contributed to the decline.

     Gross margin decreased $63.6 million, or 12.3%, to $451.1 million in 2001. As a percentage of sales, gross margin decreased from 38.6% in 2000 to 35.4% in 2001. This decrease in gross margin predominately resulted from an increase in occupancy cost (which is relatively constant on a per store basis) as a percentage of sales and a larger percentage of the sales mix being contributed by our lower margin K&G brand.

     Selling, general and administrative ("SG&A") expenses, as a percentage of sales, were 29.6% in 2001 compared to 28.0% in 2000, with SG&A expenditures increasing by $3.8 million or 1.0% to $377.3 million. On an absolute dollar basis, the principal components of SG&A expenses increased primarily due to our growth in number of stores and increased infrastructure support costs. As a percentage of sales, advertising expense decreased from 5.2% to 4.8%, store salaries increased from 11.1% to 11.4% and other SG&A expenses increased from 11.7% to 13.4%.

     Interest expense, net of interest income, increased from $0.8 million in 2000 to $2.9 million in 2001. Weighted average borrowings outstanding increased $15.4 million from the prior year to $65.3 million in 2001, and the weighted average interest rate on outstanding indebtedness decreased from 7.1% to 5.4%. The increase in the weighted average borrowings resulted primarily from increased short-term borrowings under our credit facilities. The decrease in the weighted average interest rate was due primarily to decreases during 2001 in the LIBOR rate. Interest expense was offset by interest income from the investment of excess cash of $2.8 million in 2000 and $0.8 million in 2001. See "Liquidity and Capital Resources" discussion herein.

     Our effective income tax rate for the year ended February 2, 2002 was 39.0% compared to 39.7% for the prior year. The effective tax rate was higher than the statutory federal rate of 35% primarily due to the effect of state income taxes.

     These factors resulted in 2001 net earnings of $43.3 million or 3.4% of net sales, compared with 2000 net earnings of $84.7 million or 6.3% of net sales.

  2000 COMPARED WITH 1999

     The following table presents a breakdown of 1999 and 2000 net sales of the Company by stores open in each of these periods (in millions):

                                                                    NET SALES
                                                          ------------------------------
STORES                                                      1999       2000     INCREASE
------                                                    --------   --------   --------
40 stores opened or acquired in 2000....................  $     --   $   37.6    $ 37.6
54 stores opened in 1999................................      49.5      126.3      76.8
Stores opened before 1999...............................   1,137.2    1,169.6      32.4
                                                          --------   --------    ------
  Total.................................................  $1,186.7   $1,333.5    $146.8
                                                          ========   ========    ======

     Our net sales increased $146.8 million, or 12.4%, to $1,333.5 million for 2000 due primarily to sales resulting from the increased number of stores and increased sales at existing stores. Sales also increased as a result of the additional week in 2000, a 53-week year. Comparable store sales for 2000, calculated on a 52-week to 52-week basis, increased 3.3% in the US and 8.3% in Canada from 1999.

     Gross margin increased $75.7 million, or 17.2%, to $514.7 million in 2000. As a percentage of sales, gross margin increased from 37.0% in 1999 to 38.6% in 2000. This increase in gross margin resulted mainly from a decrease in product costs as a percentage of sales, offset partially by an increase in occupancy costs.

     Selling, general and administrative ("SG&A") expenses, as a percentage of sales, were 28.0% in 2000, a 0.8% increase from the prior year, while SG&A expenditures increased by $50.2 million to $373.5 million. On an absolute dollar basis, the principal components of SG&A expenses increased primarily due to our growth. As a percentage of net sales, advertising expense decreased from 5.4% to 5.2%, store salaries increased from 10.6% to 11.1% and other SG&A expenses increased from 11.2% to 11.7%.

     Interest expense, net of interest income, decreased from $2.6 million in 1999 to $0.8 million in 2000. Weighted average borrowings outstanding decreased $11.1 million from the prior year to $49.9 million in 2000, and the weighted average interest rate on outstanding indebtedness increased from 6.8% to 7.1%. The decrease in the weighted average borrowings resulted primarily from payments on long-term debt and reduced short-term borrowings under our credit facilities. The increase in the weighted average interest rate was due primarily to increases during 2000 in the LIBOR rate. Interest expense was offset by interest income from the investment of excess cash of $1.6 million in 1999 and $2.8 million in 2000. See "Liquidity and Capital Resources" discussion herein.

     Our effective income tax rate for the year ended February 3, 2001 was 39.7% and 43.1% for the prior year. The effective tax rate was higher than the statutory federal rate of 35% primarily due to the effect of state income taxes, the nondeductibility of a portion of meal and entertainment expenses and, in 1999, nondeductible transaction costs.

     These factors resulted in 2000 earnings before extraordinary item of $84.7 million or 6.3% of net sales, compared with 1999 earnings before extraordinary item of $56.0 million or 4.7% of net sales. Our earnings before extraordinary item, as reported and after the effect of non-recurring charges related to the combinations with Moores and K&G in 1999, were as follows (in thousands, except per share amounts):

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
                                                              =======   =======

LIQUIDITY AND CAPITAL RESOURCES

     We have a revolving credit agreement with a group of banks (the "Credit Agreement") that provides for borrowing of up to $125 million through February 5, 2004. Advances under the Credit Agreement bear interest at a rate per annum equal to, at our option, the agent's prime rate or the reserve adjusted LIBOR rate plus a varying interest rate margin. The Credit Agreement also provides for fees applicable to unused commitments. As of February 3, 2001 and February 2, 2002, there was no indebtedness outstanding under the Credit Agreement.

     The Credit Agreement contains various restrictive and financial covenants, including the requirement to maintain a minimum level of net worth and certain financial ratios. The Credit Agreement also prohibits payment of cash dividends on our common stock. We are in compliance with the covenants in the Credit Agreement.

     In addition, we have two Canadian credit facilities: a revolving credit agreement which provides for borrowings up to Can$30 million (US$19 million) through February 5, 2004 and a term credit agreement under which we borrowed Can$75 million (US$47 million) in February 1999. The term borrowing is payable in quarterly installments of Can$0.9 million (US$0.6 million) beginning May 1999, with the remaining unpaid principal payable on February 5, 2004. The effective interest rate for the term borrowing was 6.3% and 2.8% at February 3, 2001 and February 2, 2002, respectively. Covenants and interest rates are substantially similar to those contained in our Credit Agreement. As of February 3, 2001 and February 2, 2002, there was US$45.2 million and US$40.1 million outstanding under these credit agreements, respectively.

     Our primary sources of working capital are cash flow from operations and borrowings under the Credit Agreement. We had working capital of $280.3 million, $316.2 million and $301.9 million at the end of 1999, 2000 and 2001, respectively. Historically, our working capital has been at its lowest level in January and February, and has increased through November as inventory buildup is financed with both short-term and long-term borrowings in preparation for the fourth quarter selling season.

     Our operating activities provided net cash of $101.3 million, $94.7 million and $52.3 million in 1999, 2000 and 2001, respectively. These amounts resulted mainly from net earnings plus depreciation and amortization and increases in liabilities, offset by increases in inventories and other assets and, in 2001, a decrease in income taxes payable. The increase in inventories of $15.7 million in 1999, $36.6 million in 2000 and $22.8 million in 2001 resulted from the addition of inventory for new and acquired stores and stores expected to be opened shortly after the year-end, backstocking and the purchase of fabric used in the direct sourcing of inventory. Other assets increased primarily due to increased investment in tuxedo rental merchandise, while income taxes payable decreased in 2001 mainly due to reduced earnings.

     Our investing activities used net cash of $43.9 million, $83.4 million and $66.4 million in 1999, 2000 and 2001, respectively, due mainly to capital expenditures of $47.5 million, $79.4 million and $64.8 million in 1999, 2000 and 2001, respectively. The following table details our capital expenditures (in millions):

                                                              1999    2000    2001
                                                              -----   -----   -----
New store construction......................................  $17.2   $15.9   $13.3
Relocation and remodeling of existing stores................   13.5    28.9    27.8
Information technology......................................    9.3    18.2    13.2
Distribution facilities.....................................    4.0    10.0     6.4
Other.......................................................    3.5     6.4     4.1
                                                              -----   -----   -----
  Total.....................................................  $47.5   $79.4   $64.8
                                                              =====   =====   =====

     Property additions relating to new stores include stores in various stages of completion at the end of the fiscal year (one store at the end of 1999, two stores at the end of 2000 and three stores at the end of 2001). Our expenditures for the relocation and remodeling of existing stores have increased as we have opened fewer new stores.

     In addition, in 1999 the Company purchased the minority interests in certain K&G stores for $2.1 million. We also had $6.0 million cash provided from investing activities in 1999 from net maturities of short-term investments.

     In March 2002, we entered into agreements for the license, implementation and maintenance of several software applications developed and owned by a third party. The applications subject to the agreements relate to transaction processing associated with purchasing, distributing and retail sales of merchandise, as well as tools necessary to plan those activities and evaluate actual performance. We expect the phased implementation of these software applications to take place over the next 36 months and ultimately lead to a common system across all of our brands.

     During 2002, we expect to incur approximately $6 million for software and related implementation costs and similar amounts in each of the subsequent two years. The timetable with respect to this implementation is within our discretion.

     We used net cash in financing activities of $10.5 million in 1999, $4.7 million in 2000 and $30.7 million in 2001 mainly for net payments of long-term debt and purchases of treasury stock. In January 2000, the Board of Directors authorized the repurchase of up to one million shares in the open market or in private transactions, dependent on the market price and other considerations. On January 31, 2001, the Board of Directors authorized an expansion of the stock repurchase program for up to an additional two million shares of our common stock. During 2000 and 2001, we repurchased 335,000 and 1,185,000 shares of our common stock under this program at a cost of $7.9 million and $30.4 million, respectively.

     During 2000, in connection with the share repurchase program, we issued three separate option contracts under which the contract counterparties had the option to require us to purchase 650,000 shares of our common stock at specific strike prices per share. We received premiums of $0.9 million for issuing these contracts, all of which expired unexercised.

     Our primary cash requirements are to finance working capital increases as well as to fund capital expenditure requirements which are anticipated to be approximately $36.0 million for 2002. This amount includes the anticipated costs of opening approximately 20 new Men's Wearhouse stores and five new K&G stores in 2002 at an expected average cost per store of approximately $0.3 million for the Men's Wearhouse stores and approximately $0.6 million for the K&G stores (excluding telecommunications and point-of-sale equipment and inventory). The balance of the capital expenditures for 2002 will be used for telecommunications, point-of-sale and other computer equipment and systems and store relocations, remodeling and expansion. The Company anticipates that each of the approximately 20 new Men's Wearhouse stores and each of the approximately five new K&G stores will require, on average, an initial inventory costing approximately $0.5 million and $1.0 million, respectively (subject to the same seasonal patterns affecting inventory at all stores), which will be funded by our revolving credit facility, trade credit and cash from operations. The actual amount of future capital expenditures and inventory purchases will depend in part on the number of new stores opened and the terms on which new stores are leased. Additionally, the continuing consolidation of the men's tailored clothing industry and recent financial difficulties of significant menswear retailers may present us with opportunities to acquire retail chains significantly larger than our past acquisitions. Any such acquisitions may be undertaken as an alternative to opening new stores. We may use cash on hand, together with cash flow from operations, borrowings under the Credit Agreement and issuances of equity securities, to take advantage of significant acquisition opportunities.

     We anticipate that our existing cash and cash flow from operations, supplemented by borrowings under our various credit agreements, will be sufficient to fund planned store openings, other capital expenditures and operating cash requirements for at least the next 12 months.

     In connection with our direct sourcing program, we may enter into purchase commitments that are denominated in a foreign currency (primarily the Euro). We generally enter into forward exchange contracts to reduce the risk of currency fluctuations related to such commitments. As the majority of the forward exchange contracts are with five financial institutions, we are exposed to credit risk in the event of nonperformance by these parties. However, due to the creditworthiness of these major financial institutions, full performance is anticipated. We may also be exposed to market risk as a result of changes in foreign exchange rates. This market risk should be substantially offset by changes in the valuation of the underlying transactions.

OTHER MATTERS

     In January 2000, we formed a joint venture company ("Chelsea") for the purpose of developing a new point-of-sale software system for the Company and after successful implementation, exploring the possibility of marketing the system to third parties. Under the terms of the agreement forming Chelsea, we owned 50% of Chelsea and a director and officer owned 50% with the understanding that the officer would assign, either directly or indirectly, some of his interest in Chelsea to other persons involved in the project. The point-of-sale system was developed and successfully deployed by the Company during 2000 and 2001. From January 2000 though March 2002, we funded and recognized as expense all of the operating costs of Chelsea, which aggregated $4.5 million. On March 31, 2002, Chelsea sold substantially all of its assets to an unrelated company regularly engaged in the development and licensing of software to the retail industry. In connection with the sale, a former employee of Chelsea filed suit attempting to enjoin the sale and alleging that he owned or was otherwise entitled to part of the officer's interest in Chelsea and alleging that the Company conspired with the officer to deprive him of such interest. This suit was settled in connection with the sale by paying the claimant a portion of the sale proceeds; concurrently, in connection with the settlement, the officer assigned his remaining interest in Chelsea to us and received none of the proceeds. As a result of the sale by Chelsea, and after giving effect to the settlement of the lawsuit, the Company received a net amount of $7.0 million. Approximately $4.5 million of this amount will be recognized as a pretax gain by the Company pending the resolution over the next 12 months of certain indemnification provisions related to the assets sold.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations completed after June 30, 2001 to be accounted for using the purchase method and eliminates the pooling of interests method. SFAS 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and is effective for fiscal years beginning after December 15, 2001. We will adopt SFAS 142 at the beginning of fiscal 2002, which will eliminate approximately $2.8 million of amortization expense related to the $35.6 million unamortized cost of such assets as of February 2, 2002. Amortization expense recognized in fiscal 2000 and 2001 for these assets was $3.2 million and $2.8 million, respectively. Based on the results of our preliminary evaluation of the impairment testing provisions of SFAS 142, we do not expect the adoption of this statement to have a material effect on our financial position or results of operations in the foreseeable future.

     In June and August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), and Statement No. 144, "Impairment or Disposal of Long-lived Assets" ("SFAS 144"). SFAS 143 addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs and is effective for fiscal years beginning after June 15, 2002. SFAS 144 provides a single accounting model for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001. Our adoption of these statements is not expected to have a material impact on our financial position or results of operations.

INFLATION

     The impact of inflation on the Company has been minimal.

FORWARD-LOOKING STATEMENTS

     Certain statements made herein and in other public filings and releases by the Company contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainty. These forward-looking statements may include, but are not limited to, future capital expenditures, acquisitions (including the amount and nature thereof), future sales, earnings, margins, costs, number and costs of store openings, demand for clothing, market trends in the retail clothing business, currency fluctuations, inflation and various economic and business trends. Forward-looking statements may be made by management orally or in writing, including, but not limited to, this Management's Discussion and Analysis of Financial Condition and Results of Operations section and other sections of our filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934 and the Securities Act of 1933.

     Actual results and trends in the future may differ materially depending on a variety of factors including, but not limited to, domestic and international economic activity and inflation, our successful execution of internal operating plans and new store and new market expansion plans, performance issues with key suppliers, severe weather, foreign currency fluctuations, government export and import policies and legal proceedings.

Future results will also be dependent upon our ability to continue to identify and complete successful expansions and penetrations into existing and new markets and our ability to integrate such expansions with our existing operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are subject to exposure from fluctuations in U.S. dollar/Euro exchange rates. As further described in Note 8 of Notes to Consolidated Financial Statements, we utilize foreign currency forward exchange contracts to limit exposure to changes in currency exchange rates. At February 2, 2002, we had 20 contracts maturing in varying increments to purchase an aggregate notional amount of $16.9 million in foreign currency, maturing at various dates through January 2003. At February 3, 2001, we had 30 contracts maturing in varying increments to purchase an aggregate notional amount of $26.5 million in foreign currency. Unrealized pretax losses on these forward contracts totaled approximately $1.2 million at February 2, 2002 and approximately $0.6 million at February 3, 2001. A hypothetical 10% change in applicable February 2, 2002 forward rates would increase or decrease this pretax loss by approximately $1.6 million related to these positions. However, it should be noted that any change in the value of these contracts, whether real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged item.

     Moores conducts its business in Canadian dollars. The exchange rate between Canadian dollars and U.S. dollars has fluctuated over the last ten years. If the value of the Canadian dollar against the U.S. dollar weakens, then the revenues and earnings of our Canadian operations will be reduced when they are translated to U.S. dollars. Also, the value of our Canadian net assets in U.S. dollars may decline.

     We are also subject to market risk due to our long-term floating rate term loan of $40.1 million at February 2, 2002 (see Note 4 of Notes to Consolidated Financial Statements). An increase in market interest rates would increase our interest expense and our cash requirements for interest payments. For example, an average increase of 0.5% in the variable interest rate would increase our interest expense and payments by approximately $0.2 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
The Men's Wearhouse, Inc.
Houston, Texas

     We have audited the accompanying consolidated balance sheets of The Men's Wearhouse, Inc. and its subsidiaries (the "Company") as of February 2, 2002 and February 3, 2001, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended February 2, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 2, 2002 and February 3, 2001, and the results of its operations and its cash flows for each of the three years in the period ended February 2, 2002 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for its foreign currency forward exchange contracts effective February 4, 2001, to conform with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended.

                                                  DELOITTE & TOUCHE LLP

Houston, Texas
February 25, 2002

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT SHARES)

                                                              FEBRUARY 3,   FEBRUARY 2,
                                                                 2001          2002
                                                              -----------   -----------
                                        ASSETS
CURRENT ASSETS:
  Cash......................................................   $ 84,426      $ 38,644
  Inventories...............................................    355,284       375,471
  Other current assets......................................     34,954        37,220
                                                               --------      --------
       Total current assets.................................    474,664       451,335
                                                               --------      --------
PROPERTY AND EQUIPMENT, AT COST:
  Land......................................................      5,778         5,778
  Buildings.................................................     20,665        23,199
  Leasehold improvements....................................    130,117       154,398
  Furniture, fixtures and equipment.........................    168,700       203,154
                                                               --------      --------
                                                                325,260       386,529
  Less accumulated depreciation and amortization............   (139,343)     (175,475)
                                                               --------      --------
       Net property and equipment...........................    185,917       211,054
                                                               --------      --------
OTHER ASSETS, net...........................................     52,736        55,480
                                                               --------      --------
          TOTAL.............................................   $713,317      $717,869
                                                               ========      ========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................   $ 83,085      $ 87,381
  Accrued expenses..........................................     49,894        44,033
  Current portion of long-term debt.........................      2,508         2,359
  Income taxes payable......................................     22,964        15,627
                                                               --------      --------
       Total current liabilities............................    158,451       149,400
LONG-TERM DEBT..............................................     42,645        37,740
OTHER LIABILITIES...........................................     17,234        20,846
                                                               --------      --------
       Total liabilities....................................    218,330       207,986
                                                               --------      --------
COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 2,000,000 shares
     authorized, 1 share issued.............................         --            --
  Common stock, $.01 par value, 100,000,000 shares
     authorized, 42,231,869 and 42,368,715 shares issued....        422           424
  Capital in excess of par..................................    189,656       191,888
  Retained earnings.........................................    311,852       355,128
  Accumulated other comprehensive loss......................       (316)       (3,198)
                                                               --------      --------
       Total................................................    501,614       544,242
  Treasury stock, 286,746 and 1,365,364 shares at cost......     (6,627)      (34,359)
                                                               --------      --------
       Total shareholders' equity...........................    494,987       509,883
                                                               --------      --------
          TOTAL.............................................   $713,317      $717,869
                                                               ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                              FOR THE YEARS ENDED
            JANUARY 29, 2000, FEBRUARY 3, 2001 AND FEBRUARY 2, 2002
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                        FISCAL YEAR
                                                           -------------------------------------
                                                              1999         2000          2001
                                                           ----------   -----------   ----------
Net sales................................................  $1,186,748   $1,333,501    $1,273,154
Cost of goods sold, including buying and occupancy
  costs..................................................     747,782      818,835       822,043
                                                           ----------   ----------    ----------
Gross margin.............................................     438,966      514,666       451,111
Selling, general and administrative expenses.............     323,328      373,508       377,270
Combination expenses.....................................      14,707           --            --
                                                           ----------   ----------    ----------
Operating income.........................................     100,931      141,158        73,841
Interest expense (net of interest income of $1,568,
  $2,845 and $841, respectively).........................       2,580          839         2,867
                                                           ----------   ----------    ----------
Earnings before income taxes.............................      98,351      140,319        70,974
Provision for income taxes...............................      42,394       55,658        27,698
                                                           ----------   ----------    ----------
Earnings before extraordinary item.......................      55,957       84,661        43,276
Extraordinary item, net of tax...........................       2,912           --            --
                                                           ----------   ----------    ----------
Net earnings.............................................  $   53,045   $   84,661    $   43,276
                                                           ==========   ==========    ==========
Net earnings per basic share:
  Earnings before extraordinary item.....................  $     1.34   $     2.03    $     1.06
  Extraordinary item, net of tax.........................       (0.07)          --            --
                                                           ----------   ----------    ----------
                                                           $     1.27   $     2.03    $     1.06
                                                           ==========   ==========    ==========
Net earnings per diluted share:
  Earnings before extraordinary item.....................  $     1.32   $     2.00    $     1.04
  Extraordinary item, net of tax.........................       (0.07)          --            --
                                                           ----------   ----------    ----------
                                                           $     1.25   $     2.00    $     1.04
                                                           ==========   ==========    ==========
Weighted average shares outstanding:
  Basic..................................................      41,848       41,769        40,997
                                                           ==========   ==========    ==========
  Diluted................................................      42,452       42,401        41,446
                                                           ==========   ==========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     FOR THE YEARS ENDED JANUARY 29, 2000,
                     FEBRUARY 3, 2001 AND FEBRUARY 2, 2002
                         (IN THOUSANDS, EXCEPT SHARES)

                                                                                        ACCUMULATED
                                                                 CAPITAL                   OTHER
                                                       COMMON   IN EXCESS   RETAINED   COMPREHENSIVE   TREASURY
                                                       STOCK     OF PAR     EARNINGS   (LOSS) INCOME    STOCK      TOTAL
                                                       ------   ---------   --------   -------------   --------   --------
BALANCE -- January 30, 1999..........................   $393    $178,144    $174,146      $  (233)     $   (995)  $351,455
  Comprehensive income:
    Net earnings.....................................     --          --      53,045           --            --     53,045
    Translation adjustment...........................     --          --          --          292            --        292
                                                                                                                  --------
      Total comprehensive income.....................                                                               53,337
  Common stock issued to stock discount plan --
    47,481 shares....................................     --       1,301          --           --            --      1,301
  Common stock issued upon exercise of stock
    options -- 67,201 shares.........................      1         910          --           --            --        911
  Common stock withheld to satisfy tax withholding
    liabilities of optionees -- 11,368 shares........     --        (413)         --           --            --       (413)
  Conversion of stock options upon combination with
    Moores...........................................     --       1,237          --           --            --      1,237
  Conversion of exchangeable shares to common
    stock -- 1,515,629 shares........................     15         (15)         --           --            --         --
  Tax benefit recognized upon exercise of stock
    options..........................................     --         418          --           --            --        418
  Treasury stock purchased -- 50,000 shares..........     --          --          --           --        (1,273)    (1,273)
  Treasury stock issued to profit sharing plan --
    66,011 shares....................................     --       1,080          --           --           920      2,000
                                                        ----    --------    --------      -------      --------   --------
BALANCE -- January 29, 2000..........................    409     182,662     227,191           59        (1,348)   408,973
  Comprehensive income:
    Net earnings.....................................     --          --      84,661           --            --     84,661
    Translation adjustment...........................     --          --          --         (375)           --       (375)
                                                                                                                  --------
      Total comprehensive income.....................                                                               84,286
  Common stock issued to stock discount plan --
    44,713 shares....................................     --       1,020          --           --            --      1,020
  Common stock issued upon exercise of stock
    options -- 248,653 shares........................      3       3,874          --           --            --      3,877
  Common stock withheld to satisfy tax withholding
    liabilities of optionees -- 3,890 shares.........     --        (109)         --           --            --       (109)
  Conversion of exchangeable shares to common
    stock -- 984,353 shares..........................     10         (10)         --           --            --         --
  Tax benefit recognized upon exercise of stock
    options..........................................     --       1,382          --           --            --      1,382
  Proceeds from sale of option contracts.............     --         929          --           --            --        929
  Treasury stock purchased -- 335,000 shares.........     --          --          --           --        (7,871)    (7,871)
  Treasury stock issued to profit sharing plan --
    103,627 shares...................................     --         (92)         --           --         2,592      2,500
                                                        ----    --------    --------      -------      --------   --------
BALANCE -- February 3, 2001..........................    422     189,656     311,852         (316)       (6,627)   494,987
  Comprehensive income:
    Net earnings.....................................     --          --      43,276           --            --     43,276
    Translation adjustment...........................     --          --          --       (2,157)           --     (2,157)
    Cumulative effect of accounting change on
      derivative instruments.........................     --          --          --         (331)           --       (331)
    Change in derivative fair value..................     --          --          --         (394)           --       (394)
                                                                                                                  --------
      Total comprehensive income.....................                                                               40,394
  Common stock issued to stock discount plan --
    56,617 shares....................................      1         940          --           --            --        941
  Common stock issued upon exercise of stock
    options -- 79,479 shares.........................      1       1,211          --           --            --      1,212
  Tax benefit recognized upon exercise of stock
    options..........................................     --         258          --           --            --        258
  Treasury stock purchased -- 1,185,000 shares.......     --          --          --           --       (30,409)   (30,409)
  Treasury stock issued to profit sharing plan --
    106,382 shares...................................     --        (177)         --           --         2,677      2,500
                                                        ----    --------    --------      -------      --------   --------
BALANCE -- February 2, 2002..........................   $424    $191,888    $355,128      $(3,198)     $(34,359)  $509,883
                                                        ====    ========    ========      =======      ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE YEARS ENDED
            JANUARY 29, 2000, FEBRUARY 3, 2001 AND FEBRUARY 2, 2002
                                 (IN THOUSANDS)

                                                                      FISCAL YEAR
                                                              ---------------------------
                                                               1999      2000      2001
                                                              -------   -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings..............................................  $53,045   $84,661   $43,276
  Adjustments to reconcile net earnings to net cash
  provided by operating activities:
       Extraordinary item, net of tax.......................    2,912        --        --
       Depreciation and amortization........................   30,082    34,689    41,949
       Deferred tax provision (benefit).....................   (1,430)    6,028     3,354
       Stock option compensation expense....................      889        --        --
       Duplicate facility costs.............................    4,004        --        --
       Increase in inventories..............................  (15,737)  (36,632)  (22,773)
       Increase in other assets.............................   (1,844)   (8,341)   (8,995)
       Increase in accounts payable and accrued expenses....   24,475     1,534       719
       Increase (decrease) in income taxes payable..........    4,445    12,262    (6,949)
       Increase in other liabilities........................      444       500     1,721
                                                              -------   -------   -------
          Net cash provided by operating activities.........  101,285    94,701    52,302
                                                              -------   -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net.................................  (47,506)  (79,411)  (64,777)
  Investment in trademarks, tradenames and other assets.....     (321)   (3,989)   (1,590)
  Maturities of short-term investments......................    8,525        --        --
  Purchases of short-term investments.......................   (2,500)       --        --
  Purchases of minority interest............................   (2,135)       --        --
                                                              -------   -------   -------
          Net cash used in investing activities.............  (43,937)  (83,400)  (66,367)
                                                              -------   -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock....................    2,212     4,897     2,153
  Long-term borrowings......................................   49,688        --        --
  Principal payments on long-term debt......................  (60,113)   (2,518)   (2,407)
  Deferred financing and merger costs.......................     (625)       --        --
  Proceeds from sale of option contracts....................       --       929        --
  Tax payments related to options exercised.................     (413)     (109)       --
  Purchase of treasury stock................................   (1,273)   (7,871)  (30,409)
                                                              -------   -------   -------
          Net cash used in financing activities.............  (10,524)   (4,672)  (30,663)
                                                              -------   -------   -------
Effect of exchange rate changes on cash.....................      (38)       (1)   (1,054)
                                                              -------   -------   -------
INCREASE (DECREASE) IN CASH.................................   46,786     6,628   (45,782)
CASH:
  Beginning of period.......................................   31,012    77,798    84,426
                                                              -------   -------   -------
  End of period.............................................  $77,798   $84,426   $38,644
                                                              =======   =======   =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid during the year for:
     Interest...............................................  $ 4,339   $ 3,353   $ 3,468
                                                              =======   =======   =======
     Income taxes...........................................  $39,417   $38,341   $32,539
                                                              =======   =======   =======
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
Additional capital in excess of par resulting from tax
  benefit recognized upon exercise of stock options.........  $   418   $ 1,382   $   258
                                                              =======   =======   =======
  Additional capital in excess of par resulting from
     conversion of stock options upon combination with
     Moores.................................................  $ 1,237   $    --   $    --
                                                              =======   =======   =======
  Treasury stock contributed to employee stock plan.........  $ 2,000   $ 2,500   $ 2,500
                                                              =======   =======   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEARS ENDED JANUARY 29, 2000
                     FEBRUARY 3, 2001 AND FEBRUARY 2, 2002

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Business -- The Men's Wearhouse, Inc. and its subsidiaries (the "Company") is a specialty retailer of menswear. We operate throughout the United States primarily under the brand names of Men's Wearhouse and K&G and under the brand name of Moores in Canada. We follow the standard fiscal year of the retail industry, which is a 52-week or 53-week period ending on the Saturday closest to January 31. Fiscal year 1999 ended on January 29, 2000, fiscal year 2000 ended on February 3, 2001 and fiscal year 2001 ended on February 2, 2002. Both fiscal years 1999 and 2001 included 52 weeks. Fiscal year 2000 included 53 weeks.

     Principles of Consolidation -- The consolidated financial statements include the accounts of The Men's Wearhouse, Inc. and its wholly owned or controlled subsidiaries. Intercompany accounts and transactions have been eliminated in the consolidated financial statements. Financial data for all periods presented reflect the retroactive effect of the February 1999 combination with Moores Retail Group Inc. ("Moores") and the June 1999 combination with K&G Men's Center, Inc. ("K&G"), both accounted for as a pooling of interests (see Note 2).

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

     Reclassifications -- Certain prior years' balances have been reclassified to conform with classifications used in the current year.

     Cash -- Cash includes all cash in banks, cash on hand and all highly liquid investments with an original maturity of three months or less.

     Inventories -- Inventories are valued at the lower of cost or market, with cost determined on the first-in, first-out method and the retail cost method. Inventory cost includes procurement and distribution costs (warehousing, freight, hangers and merchandising costs) associated with ending inventory.

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

     Other Assets -- Other assets consist primarily of goodwill and the cost of trademarks, tradenames and other intangibles acquired. These assets are being amortized over estimated useful lives of 15 to 30 years using the straight-line method (see "New Accounting Pronouncements" herein).

     Impairment of Long-Lived Assets -- We evaluate the carrying value of long-lived assets, such as property and equipment and amortizable intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined, based on estimated undiscounted future cash flows, that an impairment has occurred, a loss is recognized currently for the impairment (see "New Accounting Pronouncements" herein).

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

     Fair Value of Financial Instruments -- As of February 3, 2001 and February 2, 2002, management estimates that the fair value of cash, receivables, accounts payable, accrued expenses and long-term debt are carried at amounts that reasonably approximate their fair value.

     New Store Costs -- Promotion and other costs associated with the opening of new stores are expensed as incurred.

     Advertising -- Advertising costs are expensed as incurred or, in the case of media production costs, when the commercial first airs. Advertising expenses were $64.5 million, $69.7 million, and $61.2 million in fiscal 1999, 2000 and 2001, respectively.

     Revenue Recognition -- Revenue is recognized at the time of sale and delivery, net of a provision for estimated sales returns.

     Stock Based Compensation -- As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), we account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The disclosures required by SFAS No. 123 are included in Note 7.

     Derivative Financial Instruments -- We enter into foreign currency forward exchange contracts to hedge against foreign exchange risks associated with certain firmly committed, and certain other probable, but not firmly committed, inventory purchase transactions that are denominated in a foreign currency (primarily the Euro). Gains and losses associated with these contracts are accounted for as part of the underlying inventory purchase transactions (see "Accounting Change" herein).

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

     Segment Information -- We consider our business as one operating segment based on the similar economic characteristics of our three brands. Revenues of Canadian retail operations were $133.2 million, $145.7 million and $144.6 million for fiscal 1999, 2000 and 2001, respectively. Long-lived assets of our Canadian operations were $33.9 million and $32.8 million as of the end of fiscal 2000 and 2001, respectively.

     Accounting Change -- We adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended, on February 4, 2001. In accordance with the transition provisions of SFAS 133, we recorded a cumulative loss adjustment of $0.5 million ($0.3 million, net of tax) in accumulated other comprehensive loss related primarily to the unrealized losses on foreign currency exchange contracts, which were designated as cash-flow hedging instruments. The disclosures required by SFAS No. 133 are included in Note 8.

     New Accounting Pronouncements -- In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations completed after June 30, 2001 to be accounted for using the purchase method and eliminates the pooling of interests method. SFAS 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and is effective for fiscal years beginning after December 15, 2001. We will adopt SFAS 142 at the beginning of fiscal 2002, which will eliminate approximately $2.8 million of amortization expense related to the $35.6 million unamortized cost of such

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES assets as of February 2, 2002. Amortization expense recognized in fiscal 2000 and 2001 for these assets was $3.2 million and $2.8 million, respectively. Based on the results of our preliminary evaluation of the impairment testing provisions of SFAS 142, we do not expect the adoption of this statement to have a material effect on our financial position or results of operations in the foreseeable future.

     In June and August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), and Statement No. 144, "Impairment or Disposal of Long-lived Assets" ("SFAS 144"). SFAS 143 addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs and is effective for fiscal years beginning after June 15, 2002. SFAS 144 provides a single accounting model for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001. Our adoption of these statements is not expected to have a material impact on our financial position or results of operations.

2.  BUSINESS COMBINATIONS AND ACQUISITIONS

     On February 10, 1999, we combined with Moores, a privately owned Canadian corporation, in exchange for securities ("Exchangeable Shares") exchangeable for
2.5 million shares of our common stock. The Exchangeable Shares were issued to the shareholders and option holders of Moores in exchange for all of the outstanding shares of capital stock and options of Moores because of Canadian tax law considerations. As of February 3, 2001, all Exchangeable Shares, which had substantially identical economic and legal rights as shares of our common stock, had been converted on a one-on-one basis to our common stock As of January 29, 2000, there were 1.0 million Exchangeable Shares that had not yet been converted but were reflected as common stock outstanding for financial reporting purposes by the Company. The combination with Moores has been accounted for as a pooling of interests.

     On June 1, 1999, we combined with K&G, a superstore retailer of men's apparel and accessories operating 34 stores in 16 states. We issued approximately 4.4 million shares of our common stock to K&G shareholders based on an exchange ratio of 0.43 of a share of our common stock for each share of K&G common stock outstanding. In addition, we converted the outstanding options to purchase K&G common stock, whether vested or unvested, into options to purchase 228,000 shares of our common stock based on the exchange ratio of 0.43. The combination has been accounted for as a pooling of interests.

     In conjunction with the Moores and K&G combinations, we recorded transaction costs of $7.7 million, duplicative store closing costs of $6.1 million and litigation costs of $0.9 million. The transaction costs were composed primarily of investment banking fees, professional fees and contract termination payments, while the duplicative store closing costs consisted primarily of lease termination payments and the write-off of fixed assets associated with the closing of duplicate store sites in existing markets. The litigation charge resulted from the settlement of a lawsuit filed by a former K&G employee related to his employment relationship with K&G. In addition, we recorded an extraordinary charge of $2.9 million, net of a $1.4 million tax benefit, related to the write-off of deferred financing costs and prepayment penalties for the refinancing of approximately US$57 million of Moores' indebtedness.

3.  EARNINGS PER SHARE

     Basic EPS is computed using the weighted average number of common shares outstanding during the period and net earnings. Diluted EPS gives effect to the potential dilution which would have occurred if additional shares were issued for stock options exercised under the treasury stock method. The following table

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES reconciles the earnings and shares used in the basic and diluted EPS computations (in thousands, except per share amounts):

                                                                  FISCAL YEAR
                                                          ---------------------------
                                                           1999      2000      2001
                                                          -------   -------   -------
Earnings before extraordinary item......................  $55,957   $84,661   $43,276
Extraordinary item, net of tax..........................    2,912        --        --
                                                          -------   -------   -------
Net earnings............................................  $53,045   $84,661   $43,276
                                                          =======   =======   =======
Weighted average number of
  common shares outstanding.............................   41,848    41,769    40,997
                                                          =======   =======   =======
Basic EPS
  Earnings before extraordinary item....................  $  1.34   $  2.03   $  1.06
  Extraordinary item, net of tax........................    (0.07)       --        --
                                                          -------   -------   -------
  Net earnings..........................................  $  1.27   $  2.03   $  1.06
                                                          =======   =======   =======
Weighted average number of common shares outstanding....   41,848    41,769    40,997
Assumed exercise of stock options.......................      604       632       449
                                                          -------   -------   -------
As adjusted.............................................   42,452    42,401    41,446
                                                          =======   =======   =======
Diluted EPS
  Earnings before extraordinary item....................  $  1.32   $  2.00   $  1.04
  Extraordinary item, net of tax........................    (0.07)       --        --
                                                          -------   -------   -------
  Net earnings..........................................  $  1.25   $  2.00   $  1.04
                                                          =======   =======   =======

4.  LONG-TERM DEBT

     We have a revolving credit agreement with a group of banks (the "Credit Agreement") that provides for borrowing of up to $125 million through February 5, 2004. Advances under the Credit Agreement bear interest at a rate per annum equal to, at our option, the agent's prime rate or the reserve adjusted LIBOR rate plus a varying interest rate margin. The Credit Agreement also provides for fees applicable to unused commitments. As of February 3, 2001 and February 2, 2002, there was no indebtedness outstanding under the Credit Agreement.

     The Credit Agreement contains various restrictive and financial covenants, including the requirement to maintain a minimum level of net worth and certain financial ratios. The Credit Agreement also prohibits payment of cash dividends on our common stock. We are in compliance with the covenants in the Credit Agreement.

     In addition, we have two Canadian credit facilities: a revolving credit agreement which provides for borrowings up to Can$30 million (US$19 million) through February 5, 2004 and a term credit agreement under which we borrowed Can$75 million (US$47 million) in February 1999. The term credit borrowing is payable in quarterly installments of Can$0.9 million (US$0.6 million) beginning May 1999, with the remaining unpaid principal payable on February 5, 2004. The effective interest rate for the term credit borrowing was 6.3% and 2.8% at February 3, 2001 and February 2, 2002, respectively. Covenants and interest rates are substantially similar to those contained in our Credit Agreement. As of February 3, 2001 and February 2, 2002, there was US$45.2 million and US$40.1 million outstanding under these credit agreements, respectively.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

     Maturities of our long-term debt are as follows: 2002 -- $2.4 million; 2003 -- $2.4 million; 2004 -- $35.3 million.

     We utilize letters of credit primarily for inventory purchases. At February 2, 2002, letters of credit totaling approximately $7.7 million were issued and outstanding.

5.  INCOME TAXES

     The provision for income taxes consists of the following (in thousands):

                                                                  FISCAL YEAR
                                                          ---------------------------
                                                           1999      2000      2001
                                                          -------   -------   -------
Current tax expense:
  Federal...............................................  $33,346   $37,092   $14,607
  State.................................................    5,652     4,896     1,715
  Foreign...............................................    4,826     7,642     8,022
Deferred tax expense (benefit):
  Federal and state.....................................   (1,049)    6,080     3,088
  Foreign...............................................     (381)      (52)      266
                                                          -------   -------   -------
     Total..............................................  $42,394   $55,658   $27,698
                                                          =======   =======   =======

     The table above does not include the tax benefit of $1.4 million in fiscal 1999 related to extraordinary items. In addition, no provision for U.S. income taxes or Canadian withholding taxes has been made on the cumulative undistributed earnings of Moores (approximately $33.3 million at February 2, 2002) since such earnings are considered to be permanently invested in Canada. The determination of any unrecognized deferred tax liability for the cumulative undistributed earnings of Moores is not considered practicable since such liability, if any, will depend on a number of factors that cannot be known until such time as a decision to repatriate the earnings might be made by management.

     A reconciliation of the statutory federal income tax rate to our effective tax rate is as follows:

                                                                 FISCAL YEAR
                                                              ------------------
                                                              1999   2000   2001
                                                              ----   ----   ----
Federal statutory rate......................................   35%    35%    35%
State income taxes, net of federal benefit..................    4      3      2
Nondeductible transaction costs.............................    3     --     --
Other.......................................................    1      2      2
                                                               --    ---    ---
                                                               43%    40%    39%
                                                               ==    ===    ===

     At February 3, 2001, we had net deferred tax liabilities of $0.3 million with $10.4 million classified as other current assets and $10.7 million classified as other liabilities (noncurrent). At February 2, 2002, we had net deferred tax liabilities of $3.7 million with $8.4 million classified as other current assets and $12.1 million classified as other liabilities (noncurrent). No valuation allowance was required for the deferred tax assets.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

Total deferred tax assets and liabilities and the related temporary differences as of February 3, 2001 and February 2, 2002 were as follows (in thousands):

                                                              FEBRUARY 3,   FEBRUARY 2,
                                                                 2001          2002
                                                              -----------   -----------
Deferred tax assets:
  Accrued rent and other expenses...........................   $  4,887      $  5,368
  Accrued compensation......................................      1,554         1,795
  Accrued markdowns.........................................      3,031         1,709
  Deferred intercompany profits.............................      2,422         2,526
  Other.....................................................      1,217           900
                                                               --------      --------
                                                                 13,111        12,298
                                                               --------      --------
Deferred tax liabilities:
  Capitalized inventory costs...............................     (2,282)       (2,978)
  Property and equipment....................................     (9,785)      (11,449)
  Intangibles...............................................       (846)         (665)
  Other.....................................................       (454)         (945)
                                                               --------      --------
                                                                (13,367)      (16,037)
                                                               --------      --------
Net deferred tax liabilities................................   $   (256)     $ (3,739)
                                                               ========      ========

6.  OTHER ASSETS AND ACCRUED EXPENSES

     Other assets consist of the following (in thousands):

                                                              FEBRUARY 3,   FEBRUARY 2,
                                                                 2001          2002
                                                              -----------   -----------
Goodwill and other intangibles..............................   $ 53,995      $ 53,921
Accumulated amortization....................................    (11,301)      (14,244)
                                                               --------      --------
                                                                 42,694        39,677
Deposits and other..........................................     10,042        15,803
                                                               --------      --------
  Total.....................................................   $ 52,736      $ 55,480
                                                               ========      ========

     Accrued expenses consist of the following (in thousands):

Sales, payroll and property taxes payable...................   $ 10,343      $  6,795
Accrued salary, bonus and vacation..........................     14,131        16,132
Accrued workers compensation and medical costs..............      5,418         4,167
Unredeemed gift certificates................................      5,866         8,072
Other.......................................................     14,136         8,867
                                                               --------      --------
  Total.....................................................   $ 49,894      $ 44,033
                                                               ========      ========

7.  CAPITAL STOCK, STOCK OPTIONS AND BENEFIT PLANS

     As a result of the June 1999 merger (see Note 2), the shares of K&G common stock issued were converted into 37,953 shares of our common stock based upon an Exchange Ratio of 0.43. In January 2000, the Board of Directors authorized the repurchase of up to one million shares in the open market or in private

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES transactions, dependent on the market price and other considerations. On January 31, 2001, the Board of Directors authorized an expansion of the stock repurchase program for up to an additional two million shares of our common stock. During 2000 and 2001, we repurchased 335,000 and 1,185,000 shares of our common stock under this program at a cost of $7.9 million and $30.4 million, respectively.

     We have adopted the 1992 Stock Option Plan ("1992 Plan") which, as amended, provides for the grant of options to purchase up to 1,071,507 shares of our common stock to full-time key employees (excluding certain officers), the 1996 Stock Option Plan ("1996 Plan") which, as amended, provides for the grant of options to purchase up to 1,850,000 shares of our common stock to full-time key employees (excluding certain officers), and the 1998 Key Employee Stock Option Plan ("1998 Plan") which, as amended, provides for the grant of options to purchase up to 2,100,000 shares of our common stock to full-time key employees (excluding certain officers). The 1992 Plan expired in February 2002 and each of the other plans will expire at the end of ten years; no option may be granted pursuant to the plans after the expiration date. In fiscal 1992, we also adopted a Non-Employee Director Stock Option Plan ("Director Plan") which, as amended, provides for the grant of options to purchase up to 167,500 shares of our common stock to non-employee directors of the Company. In 2001, the Director Plan's termination date was extended to February 23, 2012. Options granted under these plans must be exercised within ten years of the date of grant.

     Generally, options granted under the 1992 Plan, 1996 Plan and 1998 Plan vest at the rate of 1/3 of the shares covered by the grant on each of the first three anniversaries of the date of grant and may not be issued at a price less than 50% of the fair market value of our stock on the date of grant. However, a significant portion of options granted under these Plans vest annually in varying increments over a period from one to ten years. Options granted under the Director Plan vest one year after the date of grant and are issued at a price equal to the fair market value of our stock on the date of grant.

     As discussed in Note 2, we converted options to purchase K&G common stock into options to purchase shares of our common stock in connection with the combination with K&G. The following table is a summary of our stock option activity:

                                                                    WEIGHTED
                                                  SHARES UNDER      AVERAGE         OPTIONS
                                                     OPTION      EXERCISE PRICE   EXERCISABLE
                                                  ------------   --------------   -----------
Options outstanding, January 30, 1999...........   2,056,978         $19.46          740,635
                                                                                   =========
  Granted.......................................     142,557          23.46
  Exercised.....................................     (67,201)         13.08
  Forfeited.....................................     (79,374)         39.19
                                                   ---------         ------
Options outstanding, January 29, 2000...........   2,052,960          19.18        1,063,649
                                                                                   =========
  Granted.......................................     741,745          23.72
  Exercised.....................................    (248,653)         15.59
  Forfeited.....................................    (111,691)         22.74
                                                   ---------         ------
Options outstanding, February 3, 2001...........   2,434,361          20.76        1,262,993
                                                                                   =========
  Granted.......................................     498,490          20.45
  Exercised.....................................     (79,479)         15.24
  Forfeited.....................................     (58,933)         23.54
                                                   ---------         ------
Options outstanding, February 2, 2002...........   2,794,439         $20.80        1,594,171
                                                   =========         ======        =========

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

     Grants of stock options outstanding as of February 2, 2002 are summarized as follows:

                           OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                  -------------------------------------   -----------------------
                                 WEIGHTED-
                                  AVERAGE     WEIGHTED-                 WEIGHTED-
                                 REMAINING     AVERAGE                   AVERAGE
   RANGE OF         NUMBER      CONTRACTUAL   EXERCISE      NUMBER      EXERCISE
EXERCISE PRICES   OUTSTANDING      LIFE         PRICE     EXERCISABLE     PRICE
---------------   -----------   -----------   ---------   -----------   ---------
$ 3.85 to 15.00      343,517     2.8 Years     $10.81        304,140     $10.71
 15.01 to 25.00    2,159,067     7.2 Years      20.89      1,049,648      19.96
 25.01 to 50.00      291,855     6.6 Years      31.92        240,383      32.28
                   ---------                               ---------
$ 3.85 to 50.00    2,794,439                   $20.80      1,594,171     $20.05
                   =========                               =========

     As of February 2, 2002, 1,639,033 options were available for grant under existing plans and 4,433,472 shares of common stock were reserved for future issuance under these plans.

     The difference between the option price and the fair market value of our common stock on the dates that options for 67,201, 248,653 and 79,479 shares of common stock were exercised during 1999, 2000 and 2001, respectively, resulted in a tax benefit to us of $0.4 million in 1999, $1.4 million in 2000 and $0.3 million in 2001, which has been recognized as capital in excess of par. In addition, we withheld 11,368 shares and 3,890 shares during 1999 and 2000, respectively, of such common stock for withholding payments made to satisfy the optionees' income tax liabilities resulting from the exercises.

     We have a profit sharing plan, in the form of an employee stock plan, which covers all eligible employees, and an employee tax-deferred savings plan. Contributions to the profit sharing plan are made at the discretion of the Board of Directors. During 1999, 2000 and 2001, contributions charged to operations were $2.8 million, $2.9 million and $0.4 million, respectively, for the plans.

     In 1998, we adopted an Employee Stock Discount Plan ("ESDP") which allows employees to authorize after-tax payroll deductions to be used for the purchase of up to 1,425,000 shares of our common stock at 85% of the lesser of the fair market value on the first day of the offering period or the fair market value on the last day of the offering period. We make no contributions to this plan but pay all brokerage, service and other costs incurred. A participant may not purchase more than $2,500 in value of shares during any calendar quarter. During 2000 and 2001 employees purchased 44,713 and 56,617 shares, respectively, under the ESDP, the weighted-average fair value of which was $22.82 and $16.63 per share, respectively. As of February 2, 2002, 1,254,601 shares were reserved for future issuance under the ESDP.

     We have adopted the disclosure-only provisions of SFAS No. 123 and continue to apply APB Opinion 25 and related interpretations in accounting for the stock option plans and the employee stock purchase plan. Had

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES we elected to apply the accounting standards of SFAS No. 123, our net earnings and net earnings per share would have approximated the pro forma amounts indicated below (in thousands, except per share data):

                                                                   FISCAL YEAR
                                                         -------------------------------
                                                          1999        2000        2001
                                                         -------   -----------   -------
Earnings before extraordinary item:
As reported............................................  $55,957     $84,661     $43,276
Pro forma..............................................  $53,623     $81,505     $40,147
Earnings per share before extraordinary item:
As reported:
  Basic................................................  $  1.34     $  2.03     $  1.06
  Diluted..............................................  $  1.32     $  2.00     $  1.04
Pro forma:
  Basic................................................  $  1.28     $  1.95     $  0.98
  Diluted..............................................  $  1.26     $  1.92     $  0.97

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which resulted in a weighted-average fair value of $14.61, $13.82 and $11.47 for grants made during fiscal 1999, 2000 and 2001, respectively. The following assumptions were used for option grants in 1999, 2000 and 2001, respectively: expected volatility of 52.92%, 54.71% and 54.01%, risk-free interest rates (U.S. Treasury five year notes) of 5.31%, 6.67% and 4.57%, and an expected life of six years.

8.  COMMITMENTS AND CONTINGENCIES

  LEASE COMMITMENTS

     We lease retail business locations, office and warehouse facilities, computer equipment and automotive equipment under operating leases expiring in various years through 2016. Rent expense for fiscal 1999, 2000 and 2001 was $61.5 million, $71.8 million and $78.3 million, respectively, and includes contingent rentals of $0.4 million, $0.4 million and $0.3 million, respectively. Minimum future rental payments under noncancelable operating leases as of February 2, 2002 for each of the next five years and in the aggregate are as follows (in thousands):

FISCAL YEAR                                                     AMOUNT
-----------                                                    --------
2002........................................................   $ 81,459
2003........................................................     75,962
2004........................................................     68,232
2005........................................................     58,729
2006........................................................     46,459
Thereafter..................................................    113,308
                                                               --------
  Total.....................................................   $444,149
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

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

  LEGAL MATTERS

     On May 11, 2001, a lawsuit was filed against the Company in the Superior Court of California for the County of San Diego, Cause No. GIC 767223 (the "Suit"). The Suit, which was brought as a purported class action, alleges several causes of action, each based on the factual allegation that we advertised and sold men's slacks at a marked price that was exclusive of a hemming fee for the pants. The Suit seeks: (i) permanent and preliminary injunctions against advertising slacks at prices which do not include hemming;
(ii) restitution of all funds allegedly acquired by means of any act or practice declared by the Court to be unlawful or fraudulent or to constitute unfair competition under certain California statutes, (iii) prejudgment interest; (iv) compensatory and punitive damages; (v) attorney's fees; and (vi) costs of suit. We believe that the Suit is without merit and the allegations are contrary to customary and well recognized and accepted practices in the sale of men's tailored clothing. The complaint in the Suit was subsequently amended to add similar causes of action and requests for relief based upon allegations that our alleged "claims that [it] sell[s] the same garments as department stores at 20% to 30% less" are false and misleading. We believe that such added causes of action are also without merit. The court has not yet decided whether the action may proceed as a class action. The Company intends to vigorously defend the Suit.

     In addition, we are a defendant in various lawsuits and subject to various claims and proceedings encountered in the normal conduct of our business. In the opinion of management, any uninsured losses that might arise from these lawsuits and proceedings would not have a material adverse effect on our business or consolidated financial position or results of operations.

  CURRENCY CONTRACTS

     In connection with our direct sourcing program, we may enter into purchase commitments that are denominated in a foreign currency (primarily the Euro). Our policy is to enter into foreign currency forward exchange contracts to minimize foreign currency exposure related to forecasted purchases of certain inventories. Under SFAS 133, such contracts have been designated as and accounted for as cash flow hedges. The settlement terms of the forward contracts, including amount, currency and maturity, correspond with payment terms for the merchandise inventories. As a result, there is no hedge ineffectiveness to be reflected in earnings. At February 2, 2002, the Company had 20 contracts maturing in varying increments to purchase an aggregate notional amount of $16.9 million in foreign currency, maturing at various dates through January 2003.

     The changes in the fair value of the foreign currency forward exchange contracts are matched to inventory purchases by period and are recognized in earnings as such inventory is sold. The fair value of the forward exchange contracts is estimated by comparing the cost of the foreign currency to be purchased under the contracts using the exchange rates obtained under the contracts (adjusted for forward points) to the hypothetical cost using the spot rate at year end. We expect to recognize in earnings through February 1, 2003 approximately $0.7 million, net of tax, of existing net losses presently deferred in accumulated other comprehensive loss.

  OPTION CONTRACTS

     During 2000, we issued three separate option contracts under which the contract counterparties had the option to require us to purchase 650,000 shares of our common stock at specific strike prices per share. We received premiums of $0.9 million for issuing these contracts, all of which expired unexercised.

9.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Our quarterly results of operations reflect all adjustments, consisting only of normal, recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES periods presented. The consolidated results of operations by quarter for the 2000 and 2001 fiscal years are presented below (in thousands, except per share amounts):

                                                              FISCAL 2000
                                                             QUARTERS ENDED
                                            ------------------------------------------------
                                            APRIL 29,   JULY 29,   OCTOBER 28,   FEBRUARY 3,
                                              2000        2000        2000          2001
                                            ---------   --------   -----------   -----------
Net sales.................................  $287,876    $294,505    $304,198      $446,922
Gross margin..............................   104,313     110,652     115,180       184,521
Net earnings..............................  $ 13,428    $ 15,965    $ 17,008      $ 38,260
  Basic EPS...............................  $   0.32    $   0.38    $   0.41      $   0.91
  Diluted EPS.............................  $   0.32    $   0.38    $   0.40      $   0.90

                                                               FISCAL 2001
                                                             QUARTERS ENDED
                                           ---------------------------------------------------
                                            MAY 5,    AUGUST 4,    NOVEMBER 3,     FEBRUARY 2,
                                             2001       2001           2001           2002
                                           --------   ---------   --------------   -----------
Net sales................................  $304,651   $297,153       $285,608       $385,742
Gross margin.............................   111,688    108,295         97,072        134,056
Net earnings.............................  $ 12,742   $ 10,250       $  3,977       $ 16,307
  Basic EPS..............................  $   0.31   $   0.25       $   0.10       $   0.40
  Diluted EPS............................  $   0.31   $   0.25       $   0.10       $   0.39

     Due to the method of calculating weighted average common shares outstanding, the sum of the quarterly per share amounts may not equal earnings per share for the respective years.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for its Annual Meeting of Shareholders to be held June 25, 2002.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for its Annual Meeting of Shareholders to be held June 25, 2002.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for its Annual Meeting of Shareholders to be held June 25, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for its Annual Meeting of Shareholders to be held June 25, 2002.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements

     The following consolidated financial statements of the Company are included in Part II, Item 8.

     Independent Auditors' Report

     Consolidated Balance Sheets as of February 3, 2001 and February 2, 2002

     Consolidated Statements of Earnings for the years ended January 29, 2000,
      February 3, 2001 and February 2, 2002

     Consolidated Statements of Shareholders' Equity for the years ended January
      29, 2000, February 3, 2001 and February 2, 2002

     Consolidated Statements of Cash Flows for the years ended January 29, 2000,
      February 3, 2001 and February 2, 2002

     Notes to Consolidated Financial Statements

     2. Financial Statement Schedules

     All such schedules are omitted because they are not applicable or because the required information is included in the Consolidated Financial Statements or Notes thereto.

     3. Exhibits

EXHIBIT
NUMBER                                    EXHIBIT
-------                                   -------
  3.1     --    Restated Articles of Incorporation (incorporated by
                reference from Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 30, 1994).
  3.2     --    By-laws, as amended (incorporated by reference from Exhibit
                3.2 to the Company's Annual Report on Form 10-K for the
                fiscal year ended February 1, 1997).
  3.3     --    Articles of Amendment to the Restated Articles of
                Incorporation (incorporated by reference from Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1999).
  4.1     --    Restated Articles of Incorporation (included as Exhibit
                3.1).
  4.2     --    By-laws (included as Exhibit 3.2).
  4.3     --    Form of Common Stock certificate (incorporated by reference from Exhibit 4.3 to the Company's Registration Statement on
                Form S-1 (Registration No. 33-45949)).
  4.4     --    Articles of Amendment to the Restated Articles of
                Incorporation (included as Exhibit 3.3).
  4.5     --    Revolving Credit Agreement dated as of February 5, 1999, by and among the Company and NationsBank of Texas N.A. and the
                Banks listed therein, including form of Revolving Note
                (incorporated by reference from Exhibit 4.13 to the
                Company's Annual Report of Form 10-K for the fiscal year
                ended January 30, 1999).
  4.6     --    Term Credit Agreement dated as of February 5, 1999, by and among the Company, Golden Moores Finance Company and
                NationsBank of Texas N.A. and the Banks listed therein,
                including form of Term Note (incorporated by reference from
                Exhibit 4.14 to the Company's Annual Report of Form 10-K for
                the fiscal year ended January 30, 1999).
  4.7     --    Revolving Credit Agreement dated as of February 10, 1999, by and among the Company, Moores Retail Group Inc. and Bank of
                America Canada and the Banks listed therein, including form of Revolving Note (incorporated by reference from Exhibit
                4.15 to the Company's Annual Report of Form 10-K for the
                fiscal year ended January 30,1999).
  4.8     --    First Amendment to Revolving Credit Agreement dated
                September 14, 1999, by and among the Company and Bank of
                America, N.A. and the Banks listed therein (incorporated by reference from Exhibit 4.8 to the Company's Annual Report on
                Form 10-K for the fiscal year ended February 3, 2001).
  4.9     --    First Amendment to Term Credit Agreement dated September 14,
                1999, by and among the Company, Golden Moores Finance
                Company and Bank of America, N.A. and the Banks listed
                therein (incorporated by reference from Exhibit 4.9 to the
                Company's Annual Report on Form 10-K for the fiscal year
                ended February 3, 2001).
  4.10    --    First Amendment to Revolving Credit Agreement dated
                September 14, 1999, by and among the Company, Moores Retail
                Group Inc. and Bank of America Canada and the Banks listed therein (incorporated by reference from Exhibit 4.10 to the
                Company's Annual Report on Form 10-K for the fiscal year
                ended February 3, 2001).
  4.11    --    Second Amendment to Revolving Credit Agreement dated January
                28, 2000, by and among the Company and Bank of America, N.A.
                and the Banks listed therein (incorporated by reference from
                Exhibit 4.11 to the Company's Annual Report on Form 10-K for
                the fiscal year ended February 3, 2001).
  4.12    --    Second Amendment to Term Credit Agreement dated January 28,
                2000, by and among the Company, Golden Moores Finance
                Company and Bank of America, N.A. and the Banks listed
                therein (incorporated by reference from Exhibit 4.12 to the
                Company's Annual Report on Form 10-K for the fiscal year
                ended February 3, 2001).

EXHIBIT
NUMBER                                    EXHIBIT
-------                                   -------
  4.13    --    Second Amendment to Revolving Credit Agreement dated January
                28, 2000, by and among the Company, Moores Retail Group,
                Inc. and Bank of America Canada and the Banks listed therein
                (incorporated by reference from Exhibit 4.13 to the
                Company's Annual Report on Form 10-K for the fiscal year
                ended February 3, 2001).
  4.14    --    Third Amendment to Revolving Credit Agreement dated February
                13, 2001, by and among the Company and Bank of America, N.A.
                and the Banks listed therein (incorporated by reference from
                Exhibit 4.14 to the Company's Annual Report on Form 10-K for
                the fiscal year ended February 3, 2001).
  4.15    --    Third Amendment to Term Credit Agreement dated February 13,
                2001, by and among the Company, Golden Moores Finance
                Company and Bank of America, N.A. and the Banks listed
                therein (incorporated by reference from Exhibit 4.15 to the
                Company's Annual Report on Form 10-K for the fiscal year
                ended February 3, 2001).
  4.16    --    Third Amendment to Revolving Credit Agreement dated February
                13, 2001, by and among the Company, Moores Retail Group Inc.
                and Bank of America Canada and the Banks listed therein
                (incorporated by reference from Exhibit 4.16 to the
                Company's Annual Report on Form 10-K for the fiscal year
                ended February 3, 2001).
*10.1     --    1992 Stock Option Plan (incorporated by reference from
                Exhibit 10.5 to the Company's Registration Statement on Form
                S-1 (Registration No. 33-45949)).
*10.2     --    First Amendment to 1992 Stock Option Plan (incorporated by
                Reference from Exhibit 10.9 to the Company's Registration
                Statement on Form S-1 (Registration No. 33-60516)).
*10.3     --    1992 Non-Employee Director Stock Option Plan (incorporated by reference from Exhibit 10.7 to the Company's Registration
                Statement on Form S-1 (Registration No. 33-45949)).
*10.4     --    First Amendment to 1992 Non-Employee Director Stock Option
                Plan (incorporated by reference from Exhibit 10.16 to the
                Company's Registration Statement on Form S-1 (Registration
                No. 33-45949)).
 10.5     --    Commercial Lease dated September 1, 1995, by and between the
                Company and Zig Zag, A Joint Venture (incorporated by
                reference from Exhibit 10.1 to the Company's Quarterly
                Report on Form 10-Q for the quarter ended May 4, 1996).
 10.6     --    Commercial Lease dated April 5, 1989, by and between the
                Company and Preston Road Partnership (incorporated by
                reference from Exhibit 10.10 to the Company's Registration
                Statement on Form S-1 (Registration No. 33-45949)).
*10.7     --    Stock Agreement dated as of March 23, 1992, between the
                Company and George Zimmer (incorporated by reference from
                Exhibit 10.13 to the Company's Registration Statement on
                Form S-1 (Registration No. 33-45949)).
*10.8     --    Split-Dollar Agreement and related Split-Dollar Collateral
                Assignment dated November 25, 1994 between the Company,
                George Zimmer and David Edwab, Co-Trustee of the Zimmer 1994
                Irrevocable Trust (incorporated by reference to Exhibit
                10.20 to the Company's Annual Report on Form 10-K for the
                fiscal year ended January 28, 1995).
*10.9     --    1996 Stock Option Plan (incorporated by reference from
                Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q
                for the quarter ended August 3, 1996).
*10.10    --    Second Amendment to 1992 Non-Employee Director Stock Option
                Plan (incorporated by reference to Exhibit 10.3 to the
                Company's Quarterly Report on Form 10-Q for the quarter
                ended August 3, 1996).
*10.11    --    1998 Key Employee Stock Option Plan (incorporated by
                reference from Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998).
*10.12    --    First Amendment to 1998 Key Employee Stock Option Plan
                (incorporated by reference from Exhibit 4.1 to the Company's
                Registration Statement on Form S-8 (registration No.
                333-80033)).
*10.13    --    Amended and Restated Employment Agreement dated as of June
                1, 1999, by and between K&G Men's Center, Inc. and Stephen
                H. Greenspan (incorporated by reference from Exhibit 10.1 of the Company's Current Report on Form 8-K dated June 11,
                1999).

EXHIBIT
NUMBER                                    EXHIBIT
-------                                   -------
 10.14    --    Lease dated October 1, 1994, by and between Stephen H.
                Greenspan, Paul Ruben and Richard M. Vehon and T&C
                Liquidators, Inc. (incorporated by reference to Exhibit
                10.17 to the Company's Annual Report on Form 10-K for the
                fiscal year ended January 29, 2000).
 10.15    --    Amendment to Lease dated April 15, 1996, by and between
                Stephen H. Greenspan, Paul Ruben and Richard M. Vehon and
                T&C Liquidators, Inc. (incorporated by reference to Exhibit
                10.18 to the Company's Annual Report on Form 10-K for the
                fiscal year ended January 29, 2000).
 10.16    --    Lease Agreement dated November 20, 1995, by and between
                Ellsworth Realty, L.L.C. and K&G Men's Center, Inc.
                (incorporated by reference to Exhibit 10.19 to the Company's
                Annual Report on Form 10-K for the fiscal year ended January
                29, 2000).
 10.17    --    Amendment to Lease Agreement dated November 29, 1995, by and between Ellsworth Realty, L.L.C. and K&G Men's Center, Inc.
                (incorporated by reference to Exhibit 10.20 to the Company's
                Annual Report on Form 10-K for the fiscal year ended January
                29, 2000).
 10.18    --    Second Amendment to Lease Agreement dated July 1, 1999, by and between Ellsworth Realty, L.L.C. and K&G Men's Center,
                Inc. (incorporated by reference to Exhibit 10.21 to the
                Company's Annual Report on Form 10-K for the fiscal year
                ended January 29, 2000).
*10.19    --    Second Amendment to 1998 Key Employee Stock Option Plan
                (incorporated by reference to Exhibit 10.22 to the Company's
                Annual Report on Form 10-K for the fiscal year ended January
                29, 2000).
*10.20    --    Third Amendment to The Men's Wearhouse, Inc. 1992
                Non-Employee Director Stock Option Plan (incorporated by
                reference from Exhibit 10.1 to the Company's Quarterly
                Report on Form 10-Q for the quarter ended July 29, 2000).
*10.21    --    Second Amendment [sic] to The Men's Wearhouse, Inc. 1996
                Stock Option Plan (incorporated by reference from Exhibit
                10.2 to the Company's Quarterly Report on Form 10-Q for the
                quarter ended July 29, 2000).
 10.22    --    Lease Agreement dated May 1, 1999, by and between G&R, Inc.
                and MALG, Inc. (incorporated by reference from Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2001).
 10.23    --    Assignment and Assumption of and Amendment to Lease
                Agreement dated May 24, 2000, by and among G&R, Inc., MALG,
                Inc. and K&G Men's Center, Inc. (incorporated by reference from Exhibit 10.26 to the Company's Annual Report on Form
                10-K for the fiscal year ended February 3, 2001).
 10.24    --    Fourth Amendment to 1992 Non-Employee Director Stock Option
                Plan (incorporated by reference from Exhibit 10.1 to the
                Company's Quarterly Report on Form 10-Q for the quarter
                ended May 5, 2001).
 10.25    --    Split-Dollar Agreement dated January 14, 2002, by and
                between the Company and Eric Lane (filed herewith).
 10.26    --    Split-Dollar Agreement and related Split-Dollar Collateral
                Assignment dated May 25, 1995, by and between the Company
                and David H. Edwab (filed herewith).
 10.27    --    Split-Dollar Agreement and related Split-Dollar Collateral
                Assignment dated May 25, 1995, between the Company, David H.
                Edwab and George Zimmer, Co-Trustee of the David H. Edwab
                1995 Irrevocable Trust (filed herewith).
 10.28    --    First Amendment to Split-Dollar Agreement dated January 17,
                2002, between the Company, David H. Edwab and George Zimmer,
                Trustee of the David H. Edwab 1995 Irrevocable Trust (filed herewith).
 10.29    --    Employment Agreement dated February 3, 2002, by and between the Company and David H. Edwab (filed herewith).
 10.30    --    Second Amendment to Lease dated November 14, 2001, by and
                between Stephen H. Greenspan, Paul Ruben and Richard M.
                Vehon and K&G Men's Company Inc. (filed herewith).
 10.31    --    Amendment No. 1 to Amended and Restated Employment Agreement
                dated February 4, 2001, between K&G Men's Center, Inc., K&G
                Men's Company Inc. and Stephen H. Greenspan (filed
                herewith).

EXHIBIT
NUMBER                                    EXHIBIT
-------                                   -------
 10.32    --    Amendment No. 2 to Amended and Restated Employment Agreement
                dated October 1, 2001, between K&G Men's Company Inc. and
                Stephen H. Greenspan (filed herewith).
 21.1     --    Subsidiaries of the Company (filed herewith).
 23.1     --    Consent of Deloitte & Touche LLP, independent auditors
                (filed herewith).

---------------

* Management Compensation or Incentive Plan

     The Company will furnish a copy of any exhibit described above to any beneficial holder of its securities upon receipt of a written request therefor, provided that such request sets forth a good faith representation that, as of the record date for the Company's 2002 Annual Meeting of Shareholders, such beneficial holder is entitled to vote at such meeting, and provided further that such holder pays to the Company a fee compensating the Company for its reasonable expenses in furnishing such exhibits.

     (b) Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE MEN'S WEARHOUSE, INC.

                                          By        /s/ GEORGE ZIMMER
                                            ------------------------------------
                                                       George Zimmer
                                                 Chairman of the Board and
                                                  Chief Executive Officer

Dated: April 26, 2002

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

                    SIGNATURE                                       TITLE                       DATE
                    ---------                                       -----                       ----

                /s/ GEORGE ZIMMER                       Chairman of the Board, Chief       April 26, 2002
 ------------------------------------------------      Executive Officer and Director
                  George Zimmer

                 /s/ ERIC J. LANE                       President and Chief Operating      April 26, 2002
 ------------------------------------------------                  Officer
                   Eric J. Lane

                /s/ NEILL P. DAVIS                     Executive Vice President, Chief     April 26, 2002
 ------------------------------------------------     Financial Officer, Treasurer and
                  Neill P. Davis                         Principal Financial Officer

                /s/ GARY G. CKODRE                   Senior Vice President and Principal   April 26, 2002
 ------------------------------------------------            Accounting Officer
                  Gary G. Ckodre

               /s/ JAMES E. ZIMMER                               Senior Vice               April 26, 2002
 ------------------------------------------------      President -- Merchandising and
                 James E. Zimmer                                  Director

               /s/ ROBERT E. ZIMMER                     Senior Vice President -- Real      April 26, 2002
 ------------------------------------------------            Estate and Director
                 Robert E. Zimmer

                /s/ DAVID H. EDWAB                     Vice Chairman of the Board and      April 26, 2002
 ------------------------------------------------                 Director
                  David H. Edwab

              /s/ RINALDO S. BRUTOCO                              Director                 April 26, 2002
 ------------------------------------------------
                Rinaldo S. Brutoco

                /s/ MICHAEL L. RAY                                Director                 April 26, 2002
 ------------------------------------------------
                  Michael L. Ray

                    SIGNATURE                                       TITLE                       DATE
                    ---------                                       -----                       ----


               /s/ SHELDON I. STEIN                               Director                 April 26, 2002
 ------------------------------------------------
                 Sheldon I. Stein

                /s/ KATHLEEN MASON                                Director                 April 26, 2002
 ------------------------------------------------
                  Kathleen Mason

             /s/ STEPHEN H. GREENSPAN                             Director                 April 26, 2002
 ------------------------------------------------
               Stephen H. Greenspan

              /s/ RICHARD E. GOLDMAN                              Director                 April 26, 2002
 ------------------------------------------------
                Richard E. Goldman

                                 EXHIBIT INDEX

EXHIBIT
NUMBER
-------
  3.1     --    Restated Articles of Incorporation (incorporated by
                reference from Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 30, 1994).
  3.2     --    By-laws, as amended (incorporated by reference from Exhibit
                3.2 to the Company's Annual Report on Form 10-K for the
                fiscal year ended February 1, 1997).
  3.3     --    Articles of Amendment to the Restated Articles of
                Incorporation (incorporated by reference from Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1999).
  4.1     --    Restated Articles of Incorporation (included as Exhibit
                3.1).
  4.2     --    By-laws (included as Exhibit 3.2).
  4.3     --    Form of Common Stock certificate (incorporated by reference from Exhibit 4.3 to the Company's Registration Statement on
                Form S-1 (Registration No. 33-45949)).
  4.4     --    Articles of Amendment to the Restated Articles of
                Incorporation (included as Exhibit 3.3).
  4.5     --    Revolving Credit Agreement dated as of February 5, 1999, by and among the Company and NationsBank of Texas N.A. and the
                Banks listed therein, including form of Revolving Note
                (incorporated by reference from Exhibit 4.13 to the
                Company's Annual Report of Form 10-K for the fiscal year
                ended January 30, 1999).
  4.6     --    Term Credit Agreement dated as of February 5, 1999, by and among the Company, Golden Moores Finance Company and
                NationsBank of Texas N.A. and the Banks listed therein,
                including form of Term Note (incorporated by reference from
                Exhibit 4.14 to the Company's Annual Report of Form 10-K for
                the fiscal year ended January 30, 1999).
  4.7     --    Revolving Credit Agreement dated as of February 10, 1999, by and among the Company, Moores Retail Group Inc. and Bank of
                America Canada and the Banks listed therein, including form of Revolving Note (incorporated by reference from Exhibit
                4.15 to the Company's Annual Report of Form 10-K for the
                fiscal year ended January 30,1999).
  4.8     --    First Amendment to Revolving Credit Agreement dated
                September 14, 1999, by and among the Company and Bank of
                America, N.A. and the Banks listed therein (incorporated by reference from Exhibit 4.8 to the Company's Annual Report on
                Form 10-K for the fiscal year ended February 3, 2001).
  4.9     --    First Amendment to Term Credit Agreement dated September 14,
                1999, by and among the Company, Golden Moores Finance
                Company and Bank of America, N.A. and the Banks listed
                therein (incorporated by reference from Exhibit 4.9 to the
                Company's Annual Report on Form 10-K for the fiscal year
                ended February 3, 2001).
  4.10    --    First Amendment to Revolving Credit Agreement dated
                September 14, 1999, by and among the Company, Moores Retail
                Group Inc. and Bank of America Canada and the Banks listed therein (incorporated by reference from Exhibit 4.10 to the
                Company's Annual Report on Form 10-K for the fiscal year
                ended February 3, 2001).
  4.11    --    Second Amendment to Revolving Credit Agreement dated January
                28, 2000, by and among the Company and Bank of America, N.A.
                and the Banks listed therein (incorporated by reference from
                Exhibit 4.11 to the Company's Annual Report on Form 10-K for
                the fiscal year ended February 3, 2001).
  4.12    --    Second Amendment to Term Credit Agreement dated January 28,
                2000, by and among the Company, Golden Moores Finance
                Company and Bank of America, N.A. and the Banks listed
                therein (incorporated by reference from Exhibit 4.12 to the
                Company's Annual Report on Form 10-K for the fiscal year
                ended February 3, 2001).
  4.13    --    Second Amendment to Revolving Credit Agreement dated January
                28, 2000, by and among the Company, Moores Retail Group,
                Inc. and Bank of America Canada and the Banks listed therein
                (incorporated by reference from Exhibit 4.13 to the
                Company's Annual Report on Form 10-K for the fiscal year
                ended February 3, 2001).
  4.14    --    Third Amendment to Revolving Credit Agreement dated February
                13, 2001, by and among the Company and Bank of America, N.A.
                and the Banks listed therein (incorporated by reference from
                Exhibit 4.14 to the Company's Annual Report on Form 10-K for
                the fiscal year ended February 3, 2001).

EXHIBIT
NUMBER
-------
  4.15    --    Third Amendment to Term Credit Agreement dated February 13,
                2001, by and among the Company, Golden Moores Finance
                Company and Bank of America, N.A. and the Banks listed
                therein (incorporated by reference from Exhibit 4.15 to the
                Company's Annual Report on Form 10-K for the fiscal year
                ended February 3, 2001).
  4.16    --    Third Amendment to Revolving Credit Agreement dated February
                13, 2001, by and among the Company, Moores Retail Group Inc.
                and Bank of America Canada and the Banks listed therein
                (incorporated by reference from Exhibit 4.16 to the
                Company's Annual Report on Form 10-K for the fiscal year
                ended February 3, 2001).
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

EXHIBIT
NUMBER
-------
 10.17    --    Amendment to Lease Agreement dated November 29, 1995, by and between Ellsworth Realty, L.L.C. and K&G Men's Center, Inc.
                (incorporated by reference to Exhibit 10.20 to the Company's
                Annual Report on Form 10-K for the fiscal year ended January
                29, 2000).
 10.18    --    Second Amendment to Lease Agreement dated July 1, 1999, by and between Ellsworth Realty, L.L.C. and K&G Men's Center,
                Inc. (incorporated by reference to Exhibit 10.21 to the
                Company's Annual Report on Form 10-K for the fiscal year
                ended January 29, 2000).
*10.19    --    Second Amendment to 1998 Key Employee Stock Option Plan
                (incorporated by reference to Exhibit 10.22 to the Company's
                Annual Report on Form 10-K for the fiscal year ended January
                29, 2000).
*10.20    --    Third Amendment to The Men's Wearhouse, Inc. 1992
                Non-Employee Director Stock Option Plan (incorporated by
                reference from Exhibit 10.1 to the Company's Quarterly
                Report on Form 10-Q for the quarter ended July 29, 2000).
*10.21    --    Second Amendment [sic] to The Men's Wearhouse, Inc. 1996
                Stock Option Plan (incorporated by reference from Exhibit
                10.2 to the Company's Quarterly Report on Form 10-Q for the
                quarter ended July 29, 2000).
 10.22    --    Lease Agreement dated May 1, 1999, by and between G&R, Inc.
                and MALG, Inc. (incorporated by reference from Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2001).
 10.23    --    Assignment and Assumption of and Amendment to Lease
                Agreement dated May 24, 2000, by and among G&R, Inc., MALG,
                Inc. and K&G Men's Center, Inc. (incorporated by reference from Exhibit 10.26 to the Company's Annual Report on Form
                10-K for the fiscal year ended February 3, 2001).
 10.24    --    Fourth Amendment to 1992 Non-Employee Director Stock Option
                Plan (incorporated by reference from Exhibit 10.1 to the
                Company's Quarterly Report on Form 10-Q for the quarter
                ended May 5, 2001).
 10.25    --    Split-Dollar Agreement dated January 14, 2002, by and
                between the Company and Eric Lane (filed herewith).
 10.26    --    Split-Dollar Agreement and related Split-Dollar Collateral
                Assignment dated May 25, 1995, by and between the Company
                and David H. Edwab (filed herewith).
 10.27    --    Split-Dollar Agreement and related Split-Dollar Collateral
                Assignment dated May 25, 1995, between the Company, David H.
                Edwab and George Zimmer, Co-Trustee of the David H. Edwab
                1995 Irrevocable Trust (filed herewith).
 10.28    --    First Amendment to Split-Dollar Agreement dated January 17,
                2002, between the Company, David H. Edwab and George Zimmer,
                Trustee of the David H. Edwab 1995 Irrevocable Trust (filed herewith).
 10.29    --    Employment Agreement dated February 3, 2002, by and between the Company and David H. Edwab (filed herewith).
 10.30    --    Second Amendment to Lease dated November 14, 2001, by and
                between Stephen H. Greenspan, Paul Ruben and Richard M.
                Vehon and K&G Men's Company Inc. (filed herewith).
 10.31    --    Amendment No. 1 to Amended and Restated Employment Agreement
                dated February 4, 2001, between K&G Men's Center, Inc., K&G
                Men's Company Inc. and Stephen H. Greenspan (filed
                herewith).
 10.32    --    Amendment No. 2 to Amended and Restated Employment Agreement
                dated October 1, 2001, between K&G Men's Company Inc. and
                Stephen H. Greenspan (filed herewith).
 21.1     --    Subsidiaries of the Company (filed herewith).
 23.1     --    Consent of Deloitte & Touche LLP, independent auditors
                (filed herewith).

---------------

* Management Compensation or Incentive Plan