Form 10-Q
period 2002-05-04
MENS WEARHOUSE INC
filed 2002-06-18
CIK 884217

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 4, 2002 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________  to__________

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


    The number of shares of common stock of the Registrant, par value $.01 per share, outstanding at June 14, 2002 was 42,531,764, excluding 1,365,364 shares classified as Treasury Stock.

================================================================================

                                  REPORT INDEX


PART AND ITEM NO.                                                                                      PAGE NO.
-----------------                                                                                      --------
PART I - Financial Information

     Item 1 - Financial Statements

     General Information......................................................................             1

     Consolidated Balance Sheets as of May 5, 2001 (unaudited), May 4, 2002
       (unaudited) and February 2, 2002.......................................................             2

     Consolidated Statements of Earnings for the Three Months Ended May 5, 2001  (unaudited)
       and May 4, 2002 (unaudited)............................................................             3

     Consolidated Statements of Cash Flows for the Three Months Ended May 5, 2001
       (unaudited) and May 4, 2002 (unaudited)................................................             4

     Notes to the Consolidated Financial Statements...........................................             5

     Item 2 - Management's Discussion and Analysis of Financial Condition and Results
       of Operations..........................................................................             9

     Item 3 - Qualitative and Quantitative Disclosures about Market Risk......................            13

PART II - Other Information

     Item 1 - Legal Proceedings...............................................................            14

     Item 6 - Exhibits and Reports on Form 8-K................................................            14



                          PART I. FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                               GENERAL INFORMATION

     The consolidated financial statements herein include the accounts of The Men's Wearhouse, Inc. and its subsidiaries (the "Company") and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures have been condensed or omitted. We believe that the presentation and disclosures herein are adequate to make the information not misleading, and the financial statements reflect all elimination entries and normal adjustments which are necessary for a fair statement of the results for the three months ended May 5, 2001 and May 4, 2002.

     Operating results for interim periods are not necessarily indicative of the results for full years. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended February 2, 2002 and the related notes thereto included in the Company's Annual Report on Form 10-K for the year then ended filed with the SEC.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                           MAY 5,             MAY 4,           FEBRUARY 2,
                              ASSETS                                       2001                2002                2002
                                                                     ---------------    ---------------    ---------------
CURRENT ASSETS:
  Cash..........................................................     $        20,907    $        52,427    $        38,644
  Inventories...................................................             402,502            376,285            375,471
  Other current assets..........................................              37,690             40,479             37,220
                                                                     ---------------    ---------------    ---------------

     Total current assets.......................................             461,099            469,191            451,335

PROPERTY AND EQUIPMENT, net.....................................             195,539            211,520            211,054

OTHER ASSETS, net...............................................              53,540             55,423             55,480
                                                                     ---------------    ---------------    ---------------

          TOTAL.................................................     $       710,178    $       736,134    $       717,869
                                                                     ===============    ===============    ===============

               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable..............................................     $       116,103    $        88,457    $        87,381
  Accrued expenses..............................................              38,662             47,091             44,033
  Current portion of long-term debt.............................               2,397              2,399              2,359
  Income taxes payable..........................................              17,423             14,871             15,627
                                                                     ---------------    ---------------    ---------------

     Total current liabilities..................................             174,585            152,818            149,400

LONG-TERM DEBT..................................................              40,150             37,788             37,740

OTHER LIABILITIES...............................................              17,107             21,821             20,846
                                                                     ---------------    ---------------    ---------------

     Total liabilities..........................................             231,842            212,427            207,986
                                                                     ---------------    ---------------    ---------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock...............................................                  --                 --                 --
  Common stock..................................................                 423                425                424
  Capital in excess of par......................................             190,243            193,737            191,888
  Retained earnings.............................................             324,594            365,586            355,128
  Accumulated other comprehensive loss..........................              (2,565)            (1,682)            (3,198)
                                                                     ----------------   ----------------   ----------------
     Total......................................................             512,695            558,066            544,242

  Treasury stock, at cost.......................................             (34,359)           (34,359)           (34,359)
                                                                     ----------------   ----------------   ----------------

     Total shareholders' equity.................................             478,336            523,707            509,883
                                                                     ---------------    ---------------    ---------------

          TOTAL.................................................     $       710,178    $       736,134    $       717,869
                                                                     ===============    ===============    ===============

                 See Notes to Consolidated Financial Statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                        FOR THE QUARTER ENDED
                                                                                -----------------------------------
                                                                                     MAY 5,             MAY 4,
                                                                                      2001               2002
                                                                                ----------------   ----------------
          Net sales..................................................           $        304,651   $        303,857

          Cost of goods sold, including buying and occupancy costs...                    192,963            199,702
                                                                                ----------------   ----------------

          Gross margin...............................................                    111,688            104,155

          Selling, general and administrative expenses...............                     90,532             87,092
                                                                                ----------------   ----------------

          Operating income...........................................                     21,156             17,063

          Interest expense, net......................................                        266                263
                                                                                ----------------   ----------------

          Earnings before income taxes...............................                     20,890             16,800

          Provision for income taxes.................................                      8,148              6,342
                                                                                ----------------   ----------------

          Net earnings...............................................           $         12,742   $         10,458
                                                                                ================   ================

          Net earnings per share:
            Basic....................................................           $           0.31   $           0.25
                                                                                ================   ================

            Diluted..................................................           $           0.31   $           0.25
                                                                                ================   ================


          Weighted average shares outstanding:
            Basic....................................................                     41,110             41,058
                                                                                ================   ================

            Diluted..................................................                     41,620             41,512
                                                                                ================   ================


                 See Notes to Consolidated Financial Statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                     FOR THE QUARTER ENDED
                                                                               -------------------------------
                                                                                   MAY 5,           MAY 4,
                                                                                    2001             2002
                                                                               --------------   --------------
           CASH FLOWS FROM OPERATING ACTIVITIES:
             Net earnings................................................      $       12,742   $       10,458
             Adjustments to reconcile net earnings to net cash
             provided by (used in) operating activities:
                Depreciation and amortization............................               9,752           10,654
                Deferred tax provision...................................                 472            2,005
                Increase in inventories..................................             (49,138)              (5)
                Increase in other assets.................................              (5,115)          (3,804)
                Increase in accounts payable and accrued expenses........              23,532               33
                Decrease in income taxes payable.........................              (5,352)            (294)
                Increase (decrease) in other liabilities.................                (111)              73
                                                                               ---------------  --------------

                     Net cash provided by (used in) operating activities.             (13,218)          19,120
                                                                               ---------------  --------------

           CASH FLOWS FROM INVESTING ACTIVITIES:
             Capital expenditures, net...................................             (19,186)         (13,007)
             Net proceeds from sale of assets............................                  --            6,812
             Investment in trademarks, tradenames and other assets.......                (210)            (201)
                                                                               ---------------  ---------------

                     Net cash used in investing activities...............             (19,396)          (6,396)
                                                                               ---------------  ---------------

           CASH FLOWS FROM FINANCING ACTIVITIES:
             Proceeds from issuance of common stock......................                 680            1,395
             Principal payments on long-term debt........................                (606)            (591)
             Purchase of treasury stock..................................             (30,409)              --
                                                                               ---------------  --------------

                     Net cash provided by (used in) financing activities.             (30,335)             804
                                                                               ---------------  --------------

           Effect of exchange rate changes on cash.......................                (570)             255
                                                                               ---------------  --------------

           INCREASE (DECREASE) IN CASH...................................             (63,519)          13,783
           CASH:
             Beginning of period.........................................              84,426           38,644
                                                                               --------------   --------------

             End of period...............................................      $       20,907   $       52,427
                                                                               ==============   ==============

                 See Notes to Consolidated Financial Statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SIGNIFICANT ACCOUNTING POLICIES--

    Basis of Presentation - The consolidated financial statements include the accounts of The Men's Wearhouse, Inc. and its subsidiaries (the "Company"). Except for those discussed below, there have been no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, see Note 1 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended February 2, 2002.

     Accounting Change -- We adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended, on February 4, 2001. In accordance with the transition provisions of SFAS 133, we recorded a cumulative loss adjustment of $0.5 million ($0.3 million, net of tax) in accumulated other comprehensive loss related primarily to the unrealized losses on foreign currency exchange contracts, which were designated as cash-flow hedging instruments. The disclosures required by SFAS 133 are included in Note 3.

     We adopted Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), on February 3, 2002. SFAS 141 requires all business combinations completed after June 30, 2001 to be accounted for using the purchase method and eliminates the pooling of interests method. SFAS 142 eliminated the amortization of goodwill and also subjects goodwill to fair-value based impairment tests performed, at a minimum, on an annual basis, or more frequently if circumstances dictate. The overall effect of the adoption of SFAS 142 did not have a material impact on our financial position or results of operations and we recorded no impairment charge. The disclosures required by SFAS 142 are included in Note 5.

    We adopted Statement of Financial Accounting Standards No. 144, "Impairment or Disposal of Long-lived Assets" ("SFAS 144"), on February 3, 2002. SFAS 144 provides a single accounting model for the impairment or disposal of long-lived assets. The adoption of this statement did not have a material impact on our financial position or results of operations.

    New Accounting Pronouncements -- In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs and is effective for fiscal years beginning after June 15, 2002. The adoption of this statement is not expected to have a material impact on our financial position or results of operations.

    In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". SFAS 145 also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". In addition, SFAS 145 amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also makes non-substantive technical corrections to existing pronouncements. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The adoption of this statement is not expected to have a material impact on our financial position or results of operations.

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

3.   ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING

     In connection with our direct sourcing program, we may enter into purchase commitments that are denominated in a foreign currency (primarily the Euro). Our policy is to enter into foreign currency forward exchange contracts to minimize foreign currency exposure related to forecasted purchases of certain inventories. Under SFAS 133, such contracts have been designated as and accounted for as cash flow hedges. The settlement terms of the forward contracts, including amount, currency and maturity, correspond with payment terms for the merchandise inventories. As a result, there is no hedge ineffectiveness to be reflected in earnings. At May 4, 2002, the Company had 17 contracts maturing in varying increments to purchase an aggregate notional amount of $13.1 million in foreign currency, maturing at various dates through February 2003.

     The changes in the fair value of the foreign currency forward exchange contracts are matched to inventory purchases by period and are recognized in earnings as such inventory is sold. The fair value of the forward exchange contracts is estimated by comparing the cost of the foreign currency to be purchased under the contracts using the exchange rates obtained under the contracts (adjusted for forward points) to the hypothetical cost using the spot rate at quarter end. We expect to recognize in earnings through the first quarter 2003 approximately $3,000, net of tax, of existing net losses presently deferred in accumulated other comprehensive loss.


4.  COMPREHENSIVE INCOME AND SUPPLEMENTAL CASH FLOWS

     Our comprehensive income is as follows (in thousands):



                                                                                   FOR THE QUARTER ENDED
                                                                               -----------------------------
                                                                               MAY 5, 2001      MAY 4, 2002
                                                                               ------------     ------------

                   Net earnings                                                $    12,742      $    10,458
                   Cumulative effect of accounting change on derivative
                       instruments, net of tax                                        (331)              --
                   Change in derivative fair value, net of tax                        (575)             723
                   Currency translation adjustments, net of tax                     (1,343)             793
                                                                               -----------      -----------

                   Comprehensive income                                        $    10,493      $    11,974
                                                                               ===========      ===========


     We paid cash during the first quarter of 2001 of $0.8 million for interest and $13.6 million for income taxes, compared with $0.6 million for interest and $3.5 million for income taxes during the first quarter of 2002. We had non-cash investing and financing activities resulting from the issuance of treasury stock to the employee stock ownership plan of $2.5 million in the first quarter of 2001 and from the tax benefit recognized upon exercise of stock options of $0.1 million and $0.5 million for the first quarters of 2001 and 2002, respectively. No issuance of treasury stock to the employee stock ownership plan occurred during the first quarter of 2002.

5.  GOODWILL AND OTHER INTANGIBLE ASSETS

     We adopted SFAS 142, "Goodwill and Other Intangible Assets," in the first quarter of fiscal year 2002, as noted in Note 1. In accordance with SFAS 142, we discontinued the amortization of goodwill effective February 3, 2002. A reconciliation of previously reported net earnings and earnings per share to the amounts adjusted for the exclusion of goodwill amortization, net of the related tax effect, follows (in thousands, except per share amounts):


                                                                                   FOR THE QUARTER ENDED
                                                                               -----------------------------
                                                                               MAY 5, 2001      MAY 4, 2002
                                                                               ------------     -----------
                   Reported net earnings                                       $     12,742     $    10,458

                   Add back:
                      Goodwill amortization, net of tax of $275                         430              --
                                                                               ------------     -----------

                   Adjusted net earnings                                       $     13,172     $    10,458
                                                                               ============     ===========

                   Earnings per share:
                       Basic EPS
                            Reported net earnings                              $       0.31     $      0.25
                            Goodwill amortization, net of tax                          0.01              --
                                                                               ------------     -----------
                            Adjusted net earnings
                                                                               $       0.32     $      0.25
                                                                               ============     ===========

                       Diluted EPS

                            Reported net earnings                              $       0.31            0.25
                            Goodwill amortization, net of tax                          0.01              --
                                                                               ------------     -----------
                            Adjusted net earnings                              $       0.32     $      0.25
                                                                               ============     ===========


     Goodwill and other intangibles are included in other assets in the accompanying balance sheet. Changes in the net carrying amount of goodwill for the year ended February 2, 2002 and for the three months ended May 4, 2002 are as follows (in thousands):

                   Balance, February 3, 2001                                    $    38,447
                        Goodwill of acquired business                                 1,069
                        Amortization                                                 (2,800)
                        Translation and other adjustment                             (1,155)
                                                                                -----------
                   Balance, February 2, 2002                                    $    35,561
                        Goodwill of acquired business                                    12
                        Translation and other adjustment                                329
                                                                                -----------
                   Balance, May 4, 2002                                         $    35,902
                                                                                ===========

     The gross carrying amount and accumulated amortization of our other intangibles are as follows (in thousands):

                                                                                         FOR THE YEAR
                                                           FOR THE QUARTER ENDED            ENDED
                                                        ----------------------------    --------------
                                                           MAY 5,          MAY 4,         FEBRUARY 2,
                                                            2001            2002             2002
                                                        ------------    ------------    --------------

                   Trademarks, tradenames and other
                     intangibles                        $     5,398     $     5,465     $     5,465
                   Accumulated amortization                  (1,069)         (1,435)         (1,350)
                                                        ------------    ------------    --------------
                        Net total                       $     4,329     $     4,030     $     4,115
                                                        ============    ============    ==============

     The pretax amortization expense associated with intangible assets totaled approximately $84,000 and $85,000 for the quarters ended May 5, 2001 and May 4, 2002, respectively, and approximately $346,000 for year ended February 2, 2002. Pretax amortization associated with intangible assets at May 4, 2002 is estimated to be $261,000 for the remainder of fiscal year 2002, $346,000 in fiscal year 2003, $343,000 in fiscal year 2004, $342,000 in fiscal year 2005 and $342,000 in fiscal year 2006.

                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     For supplemental information, it is suggested that "Management's Discussion and Analysis of Financial Condition and Results of Operations" be read in conjunction with the corresponding section included in our Annual Report on Form 10-K for the year ended February 2, 2002. References herein to years are to our 52-week or 53-week fiscal year which ends on the Saturday nearest January 31 in the following calendar year. For example, references to "2002" mean the 52-week fiscal year ending February 1, 2003.

     In large part, changes in net sales and operating results are impacted by the number of stores operating during the fiscal period. The following table presents information with respect to stores in operation during each of the respective fiscal periods.

                                                            FOR THE THREE MONTHS ENDED
                                                         ---------------------------------      YEAR ENDED
                                                              MAY 5,            MAY 4,          FEBRUARY 2,
                                                               2001              2002               2002
                                                         ----------------   --------------     ---------------
                Stores open at beginning of period            651                  680                651
                  Opened                                        8                    8                 32
                  Closed                                       --                   --                 (3)
                                                              ---                  ---                ---
                Stores open at end of period                  659                  688                680
                                                              ===                  ===                ===


                Stores open at end of period:
                  U.S. --
                    Men's Wearhouse                           477                  504                497
                    K&G                                        69                   71                 70
                                                              ---                 ----               ----
                                                              546                  575                567
                  Canada -- Moores                            113                  113                113
                                                              ---                  ---                ---
                                                              659                  688                680
                                                              ===                  ===                ===

RESULTS OF OPERATIONS

    Three Months Ended May 5, 2001 and May 4, 2002

    Our net sales were $303.9 million for the quarter ended May 4, 2002, a $0.8 million or 0.3% decrease from the same prior year period. This decrease was due primarily to decreased sales in stores open prior to fiscal year 2001, offset by increased sales from stores opened in 2001 and 2002. Comparable store sales (which are calculated primarily by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period) decreased 5.9% for the U.S. stores and 3.6% for the Canadian stores from the same prior year quarter. The decrease in comparable sales for the US and Canadian stores was due mainly to continued weakness in the US economy and its effects on the related Canadian economy. Sales of men's apparel is particularly affected since buying patterns for men are considered to be more discretionary than those in other apparel areas.

    Gross margin decreased 6.7% from the same prior year quarter to $104.2 million in the first quarter of 2002. As a percentage of sales, gross margin decreased from 36.7% in the first quarter of 2001 to 34.3% in the first quarter of 2002. This decrease in gross margin predominately resulted from an increase in occupancy cost (which is relatively constant on a per store basis) as a percentage of sales and a larger percentage of the sales mix being contributed by our lower margin K&G brand.

    Selling, general and administrative ("SG&A") expenses, as a percentage of sales, were 29.7% for the first quarter of 2001, compared to 28.7% for the first quarter of 2002, with SG&A expenditures decreasing by $3.4 million or 3.8% to $87.1 million. On an absolute dollar basis, the principal components of SG&A expenses decreased in conjunction with our planned reduction in advertising, coupled with our focus on reducing corporate overhead. As a percentage of sales, advertising expense decreased from 4.6% to 4.2% of net sales, store salaries increased from 11.5% to 11.9% of net sales and other SG&A expenses decreased from 13.5% to 12.6% of net sales.

    Interest expense, net of interest income, was $0.3 million in the first quarter of both 2001 and 2002. Weighted average borrowings outstanding decreased from $43.6 million in the first quarter of 2001 to $40.2 million in the first quarter of 2002, and the weighted average interest rate on outstanding indebtedness decreased from 6.9% to 4.2%. The decrease in the weighted average borrowings was due primarily to reduced borrowings under our credit facilities. The decrease in the weighted average interest rate was due primarily to decreases in the LIBOR rate. The effect of these decreases from the prior year on interest expense was offset by a reduction in interest income. See "Liquidity and Capital Resources" discussion herein.

    Our effective income tax rate decreased from 39.0% for the first quarter of 2001 to 37.8% for the first quarter of 2002. The effective tax rate was higher than the statutory U.S. federal rate of 35% primarily due to the effect of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

    Working capital was $316.4 million at May 4, 2002, which is up from $301.9 million at February 2, 2002 and $286.5 million at May 5, 2001. Historically, our working capital has been at its lowest level in January and February and has increased through November as inventory buildup is financed with long-term borrowings in preparation for the fourth quarter selling season. However, due primarily to the Company's stock repurchase program, as discussed below, working capital declined during the first quarter of 2001.

    Our operating activities used net cash of $13.2 million in the first three months of 2001 as cash provided by net earnings, adjusted for non-cash charges, and an increase in accounts payable and accrued expenses was more than offset by an increase in inventories. Inventories increased $49.1 million for the quarter ended May 5, 2001 due to seasonal inventory buildup, the addition of inventory for new stores and stores expected to be opened in the following quarter and the purchase of fabric used in the direct sourcing of inventory. During the first quarter of 2002, operating activities provided cash of $19.1 million due mainly to net earnings adjusted for non-cash charges. Our 4.5% decrease in net sales in fiscal 2001 and our forecasted net sales for fiscal 2002 have resulted in lower planned inventory purchases. As a result, the inventory buildup typically experienced during the first quarter of prior years has not occurred in 2002.

     Our investing activities used net cash of $19.4 million and $6.4 million for the first quarter of 2001 and 2002, respectively. Cash used in investing activities was primarily comprised of capital expenditures relating to stores opened, remodeled or relocated during the period or under construction at the end of the period and infrastructure technology investments. However, during the first quarter of 2002, cash used for capital expenditures was partially offset by net proceeds received from the sale of substantially all of the assets of Chelsea Market Systems, L.L.C. ("Chelsea") to an unrelated company regularly engaged in the development and licensing of software to the retail industry. As a result of the sale by Chelsea, and after giving effect to the settlement of a related lawsuit, the Company received net proceeds of $6.8 million. Approximately $4.4 million of this amount will be recognized as a pretax gain by the Company pending the resolution over the next 12 months of certain indemnification provisions related to the assets sold.

    Our financing activities used net cash of $30.3 million for the first quarter of 2001, due mainly to purchases of treasury stock. Net cash provided by financing activities was $0.8 million for the first quarter of 2002, due mainly to proceeds from the issuance of our common stock in connection with the exercise of stock options. In January 2000, the Board of Directors authorized a stock repurchase program for up to 1,000,000 shares of our common stock. Under this authorization, we may purchase shares from time to time in the open market or in private transactions, depending on market price and other considerations. On January 31, 2001, the Board of Directors authorized an expansion of the stock repurchase program for up to an additional 2,000,000 shares of our common stock. During the first quarter of 2001, we repurchased 1,185,000 shares of our common stock under this program at a cost of $30.4 million. No shares were repurchased during the first quarter of 2002. A total of 1,520,000 shares have been repurchased under this program.

     We have a revolving credit agreement with a group of banks (the "Credit Agreement") that provides for borrowing of up to $125 million through February 5, 2004. Advances under the Credit Agreement bear interest at a rate per annum equal to, at the Company's option, the agent's prime rate or the reserve adjusted LIBOR rate plus a varying interest rate margin. The Credit Agreement also provides for fees applicable to unused commitments. In addition, we have two Canadian credit facilities which include a revolving credit agreement that provides for borrowings up to Can$30 million (US$19.2 million) through February 5, 2004 and a term credit agreement under which the Company borrowed Can$75 million (US$48.0 million) in February 1999. The term credit borrowing is payable in quarterly installments of Can$0.9 million (US$0.6 million), with the remaining unpaid principal payable on February 5, 2004. Covenants and interest rates are substantially similar to those contained in the Company's Credit Agreement. As of May 4, 2002, there was US$40.2 million outstanding under these credit agreements.

    The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain a minimum level of net worth and certain financial ratios. The Credit Agreement also prohibits payment of cash dividends on our common stock. We are in compliance with the covenants in the Credit Agreement.

    We anticipate that our existing cash and cash flow from operations, supplemented by borrowings under our credit agreements, will be sufficient to fund our planned store openings, other capital expenditures and operating cash requirements for at least the next 12 months.

    In connection with our direct sourcing program, we may enter into purchase commitments that are denominated in a foreign currency (primarily the Euro). We generally enter into forward exchange contracts to reduce the risk of currency fluctuations related to such commitments. The majority of the forward exchange contracts are with four financial institutions. Therefore, we are exposed to credit risk in the event of nonperformance by these parties. However, due to the creditworthiness of these major financial institutions, full performance is anticipated. We may also be exposed to market risk as a result of changes in foreign exchange rates. This market risk should be substantially offset by changes in the valuation of the underlying transactions.

       ITEM 3 - QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     We are subject to exposure from fluctuations in U.S. dollar/Euro exchange rates and the Canadian dollar/Euro exchange rates. As further described in Note 3 of Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Information and Results of Operations - Liquidity and Capital Resources", we utilize foreign currency forward exchange contracts to limit exposure to changes in currency exchange rates. At May 4, 2002, we had 17 contracts maturing at various dates through February 2003. Unrealized pretax losses on these forward contracts totaled approximately $4,000 at May 4, 2002. A hypothetical 10% change in applicable May 4, 2002 forward rates could increase or decrease this pretax loss by $1.3 million related to these positions. However, it should be noted that any change in the value of these contracts, whether real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged item.

    Moores conducts its business in Canadian dollars. The exchange rate between Canadian dollars and U.S. dollars has fluctuated over the last ten years. If the value of the Canadian dollar against the U.S. dollar weakens, then the revenues and earnings of our Canadian operations will be reduced when they are translated to U.S. dollars and the value of our Canadian net assets in U.S. dollars may decline.

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

                           PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

    On May 11, 2001, a lawsuit was filed against the Company in the Superior Court of California for the County of San Diego, Cause No. GIC 767223 (the "Suit"). The Suit, which was brought as a purported class action, alleges several causes of action, each based on the factual allegation that we advertised and sold men's slacks at a marked price that was exclusive of a hemming fee for the pants. The Suit seeks: (i) permanent and preliminary injunctions against advertising slacks at prices which do not include hemming;
(ii) restitution of all funds allegedly acquired by means of any act or practice declared by the Court to be unlawful or fraudulent or to constitute unfair competition under certain California statutes, (iii) prejudgment interest; (iv) compensatory and punitive damages; (v) attorney's fees; and (vi) costs of suit. We believe that the Suit is without merit and the allegations are contrary to customary and well recognized and accepted practices in the sale of men's tailored clothing. The complaint in the Suit was subsequently amended to add similar causes of action and requests for relief based upon allegations that our alleged "claims that [it] sell[s] the same garments as department stores at 20% to 30% less" are false and misleading. We believe that such added causes of action are also without merit. The court recently ruled against the plaintiff's motion for class certification, declining to certify a class. The Company intends to vigorously defend the Suit.

    In addition, we are involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of our business. Management believes that none of these matters will have a material adverse effect on our financial condition or results of operations.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS.

         None


     (b) REPORTS ON FORM 8-K.

         None


                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, The Men's Wearhouse, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  June 18, 2002                 THE MEN'S WEARHOUSE, INC.


                              By        /s/ NEILL P. DAVIS
                                ------------------------------------------------
                                            Neill P. Davis
                              Executive Vice President, Chief Financial Officer,
                                Treasurer and Principal Financial Officer