Form 10-Q
period 2002-08-03
MENS WEARHOUSE INC
filed 2002-09-17
CIK 884217

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended           August 3, 2002          or
                                   -----------------------------------


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                   to
                                   -------------------  ------------------

     Commission file number 1-16097


                            THE MEN'S WEARHOUSE, INC.
             (Exact Name of Registrant as Specified in its Charter)



                 TEXAS                              74-1790172
    (State or Other Jurisdiction of              (I.R.S. Employer
     Incorporation or Organization)           Identification Number)




          5803 GLENMONT DRIVE
             HOUSTON, TEXAS                         77081-1701
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


    The number of shares of common stock of the Registrant, par value $.01 per share, outstanding at September 13, 2002 was 40,844,689, excluding 1,697,664 shares classified as Treasury Stock.

================================================================================

                                  REPORT INDEX

PART AND ITEM NO.                                                                                     PAGE NO.
-----------------                                                                                     --------
PART I - Financial Information

     Item 1 - Financial Statements

     General Information......................................................................             1

     Consolidated Balance Sheets as of August 4, 2001 (unaudited), August 3, 2002
       (unaudited) and February 2, 2002.......................................................             2

     Consolidated Statements of Earnings for the Three and Six Months Ended August 4,
       2001 (unaudited) and August 3, 2002 (unaudited)........................................             3

     Consolidated Statements of Cash Flows for the Six Months Ended August 4, 2001
       (unaudited) and August 3, 2002 (unaudited).............................................             4

     Notes to the Consolidated Financial Statements...........................................             5

     Item 2 - Management's Discussion and Analysis of Financial Condition and Results
       of Operations..........................................................................             9

     Item 3 - Qualitative and Quantitative Disclosures about Market Risk......................            13

PART II - Other Information

     Item 1 - Legal Proceedings...............................................................            14

     Item 4 - Submission of Matters to a Vote of Security Holders.............................            14

     Item 6 - Exhibits and Reports on Form 8-K................................................            16

                          PART I. FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                               GENERAL INFORMATION

     The consolidated financial statements herein include the accounts of The Men's Wearhouse, Inc. and its subsidiaries (the "Company") and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures have been condensed or omitted. We believe that the presentation and disclosures herein are adequate to make the information not misleading, and the financial statements reflect all elimination entries and normal adjustments which are necessary for a fair statement of the results for the three and six months ended August 4, 2001 and August 3, 2002.

     Operating results for interim periods are not necessarily indicative of the results for full years. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended February 2, 2002 and the related notes thereto included in the Company's 2001 Annual Report on Form 10-K for the year then ended filed with the SEC.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                          AUGUST 4,          AUGUST 3,         FEBRUARY 2,
                              ASSETS                                       2001               2002               2002
                                                                     ---------------    ---------------    ---------------
CURRENT ASSETS:
  Cash..........................................................     $        15,176    $        44,062    $        38,644
  Inventories...................................................             414,296            370,644            375,471
  Other current assets..........................................              34,985             44,944             37,220
                                                                     ---------------    ---------------    ---------------

     Total current assets.......................................             464,457            459,650            451,335
                                                                     ---------------    ---------------    ---------------

PROPERTY AND EQUIPMENT, net.....................................             208,402            209,217            211,054

OTHER ASSETS, net...............................................              54,144             55,114             55,480
                                                                     ---------------    ---------------    ---------------

          TOTAL.................................................     $       727,003    $       723,981    $       717,869
                                                                     ===============    ===============    ===============

               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable..............................................     $        79,765    $        84,898    $        87,381
  Accrued expenses..............................................              39,023             44,999             44,033
  Current portion of long-term debt.............................               2,451              2,366              2,359
  Income taxes payable..........................................               7,945              6,637             15,627
                                                                     ---------------    ---------------    ---------------

     Total current liabilities..................................             129,184            138,900            149,400

LONG-TERM DEBT..................................................              88,823             36,665             37,740

OTHER LIABILITIES...............................................              18,604             22,106             20,846
                                                                     ---------------    ---------------    ---------------

     Total liabilities..........................................             236,611            197,671            207,986
                                                                     ---------------    ---------------    ---------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock...............................................                  --                 --                 --
  Common stock..................................................                 423                425                424
  Capital in excess of par......................................             191,206            195,730            191,888
  Retained earnings.............................................             334,844            373,383            355,128
  Accumulated other comprehensive loss..........................              (1,722)            (1,929)            (3,198)
                                                                     ----------------   ----------------   ----------------
     Total......................................................             524,751            567,609            544,242

  Treasury stock, at cost.......................................             (34,359)           (41,299)           (34,359)
                                                                     ----------------   ----------------   ----------------

     Total shareholders' equity.................................             490,392            526,310            509,883
                                                                     ---------------    ---------------    ---------------

          TOTAL.................................................     $       727,003    $       723,981    $       717,869
                                                                     ===============    ===============    ===============

                 See Notes to Consolidated Financial Statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            FOR THE THREE MONTHS ENDED             FOR THE SIX MONTHS ENDED
                                                       -----------------------------------   -----------------------------------
                                                           AUGUST 4,          AUGUST 3,          AUGUST 4,          AUGUST 3,
                                                             2001               2002               2001               2002
                                                       ----------------   ----------------   ----------------   ----------------
Net sales...........................................   $        297,153   $        308,574   $        601,804   $        612,431

Cost of goods sold, including buying and
   occupancy  costs.................................            188,858            201,523            381,821            401,225
                                                       ----------------   ----------------   ----------------   ----------------

Gross margin........................................            108,295            107,051            219,983            211,206

Selling, general and administrative expenses........             90,699             94,336            181,231            181,428
                                                       ----------------   ----------------   ----------------   ----------------

Operating income....................................             17,596             12,715             38,752             29,778

Interest  expense, net..............................                782                190              1,048                453
                                                       ----------------   ----------------   ----------------   ----------------

Earnings before income taxes........................             16,814             12,525             37,704             29,325

Provision for income taxes..........................              6,564              4,728             14,712             11,070
                                                       ----------------   ----------------   ----------------   ----------------

Net earnings........................................   $         10,250   $          7,797   $         22,992   $         18,255
                                                       ================   ================   ================   ================

Net earnings per share:
  Basic.............................................   $           0.25   $           0.19   $           0.56   $           0.44
                                                       ================   ================   ================   ================

  Diluted...........................................   $           0.25   $           0.19   $           0.55   $           0.44
                                                       ================   ================   ================   ================


Weighted average shares outstanding:
  Basic.............................................             40,931             41,106             41,021             41,082
                                                       ================   ================   ================   ================

  Diluted...........................................             41,549             41,596             41,585             41,554
                                                       ================   ================   ================   ================


                 See Notes to Consolidated Financial Statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                          FOR THE SIX MONTHS ENDED
                                                                      -------------------------------
                                                                         AUGUST 4,        AUGUST 3,
                                                                           2001             2002
                                                                      --------------   --------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings................................................      $       22,992   $       18,255
    Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
       Depreciation and amortization............................              19,493           21,322
       Deferred tax provision...................................               3,549            2,569
       Decrease (increase) in inventories.......................             (59,903)           4,941
       Increase in other assets.................................              (4,744)          (8,389)
       Decrease in accounts payable and accrued expenses........             (12,559)          (4,967)
       Decrease in income taxes payable.........................             (14,726)          (8,372)
       Increase in other liabilities............................                 109              116
                                                                      --------------   --------------
            Net cash provided by (used in) operating activities.             (45,789)          25,475
                                                                      ---------------  --------------
  CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures, net...................................             (40,640)         (21,886)
    Net proceeds from sale of assets............................                  --            6,812
    Investment in trademarks, tradenames and other assets.......                (697)            (167)
                                                                      --------------   --------------
            Net cash used in investing activities...............             (41,337)         (15,241)
                                                                      --------------   --------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock......................               1,506            2,603
    Long-term borrowings........................................              48,100               --
    Principal payments on long-term debt........................                (944)          (1,198)
    Proceeds from sale of put options...........................                  --              601
    Purchase of treasury stock..................................             (30,409)          (6,940)
                                                                      --------------   --------------
            Net cash provided by (used in) financing activities.              18,253           (4,934)
                                                                      --------------   --------------
  Effect of exchange rate changes on cash.......................                (377)             118
                                                                      ---------------  --------------
  INCREASE (DECREASE) IN CASH...................................             (69,250)           5,418

  CASH:
    Beginning of period.........................................              84,426           38,644
                                                                      --------------   --------------
    End of period...............................................      $       15,176   $       44,062
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

     We adopted Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), on July 1, 2001, and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), on February 3, 2002. SFAS 141 requires all business combinations completed after June 30, 2001 to be accounted for using the purchase method and eliminates the pooling of interests method. SFAS 142 eliminated the amortization of goodwill and also subjects goodwill to fair-value based impairment tests performed, at a minimum, on an annual basis, or more frequently if circumstances dictate. The overall effect of the adoption of SFAS 142 did not have a material impact on our financial position or results of operations and we recorded no impairment charge. The disclosures required by SFAS 142 are included in Note 5.

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

    In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers" and FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". In addition, SFAS 145 amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also makes non-substantive technical corrections to existing pronouncements. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The adoption of this statement is not expected to have a material impact on our financial position or results of operations.

    In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 replaces EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires, among other things, that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We are currently evaluating the impact of the adoption of SFAS 146 on our consolidated financial statements.

    Reclassifications -- Certain prior years' balances have been reclassified to conform with classifications used in the current year.

2.  EARNINGS PER SHARE--

     Basic earnings per share ("EPS") is computed using the weighted average number of common shares outstanding during the period and net earnings. Diluted EPS gives effect to the potential dilution which would have occurred if additional shares were issued for stock options exercised under the treasury stock method. Diluted EPS also gives effect to the potential dilution of put options outstanding, computed using the reverse treasury stock method.

3.  ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING

     In connection with our direct sourcing program, we may enter into purchase commitments that are denominated in a foreign currency (primarily the Euro). Our policy is to enter into foreign currency forward exchange contracts to minimize foreign currency exposure related to forecasted purchases of certain inventories. Under SFAS 133, such contracts have been designated as and accounted for as cash flow hedges. The settlement terms of the forward contracts, including amount, currency and maturity, correspond with the anticipated payment terms for the merchandise inventories. Any ineffective portion of a hedge is reported in earnings immediately. At August 3, 2002, the Company had 11 contracts maturing in varying increments to purchase an aggregate notional amount of $9.1 million in foreign currency, maturing at various dates through February 2003. We recognized a gain of $103,000 resulting from hedge ineffectiveness during the first two quarters of 2002.

     The changes in the fair value of the foreign currency forward exchange contracts are matched to inventory purchases by period and are recognized in earnings as such inventory is sold. The fair value of the forward exchange contracts is estimated by comparing the cost of the foreign currency to be purchased under the contracts using the exchange rates obtained under the contracts (adjusted for forward points) to the hypothetical cost using the spot rate at quarter end. We expect to recognize in earnings through first quarter 2003 approximately $500,000, net of tax, of existing net gains presently deferred in the accumulated other comprehensive loss portion of shareholders' equity.


4.  COMPREHENSIVE INCOME AND SUPPLEMENTAL CASH FLOWS

     Our comprehensive income is as follows (in thousands):

                                                              FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS ENDED
                                                            ------------------------------    -----------------------------
                                                              AUGUST 4,        AUGUST 3,        AUGUST 4,       AUGUST 3,
                                                                2001             2002             2001             2002
                                                            -------------    -------------    -------------    ------------

      Net earnings                                           $   10,250       $    7,797       $   22,992       $   18,255
      Cumulative effect of accounting change on
        derivative instruments, net of tax                           --               --             (331)              --
      Change in derivative fair value, net of tax                   133              480             (442)           1,203
      Currency translation adjustments, net of tax                  710             (727)            (633)              66
                                                            -----------      ------------     ------------     -----------

      Comprehensive income                                  $    11,093      $     7,550      $    21,586      $    19,524
                                                            ===========      ===========      ===========      ===========

     We paid cash during the first two quarters of 2001 of $1.4 million for interest and $26.6 million for income taxes, compared with $1.0 million for interest and $17.4 million for income taxes during the first two quarters of 2002. We had non-cash investing and financing activities resulting from the issuance of treasury stock to the employee stock ownership plan of $2.5 million for the first two quarters of 2001 and from the tax benefit recognized upon exercise of stock options of $0.2 million and $0.6 million for the first two quarters of 2001 and 2002, respectively. No issuance of treasury stock to the employee stock ownership plan occurred during the first two quarters of 2002.

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


                                                                     FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                                                    ----------------------------   -----------------------------
                                                                      AUGUST 4,      AUGUST 3,       AUGUST 4,       AUGUST 3,
                                                                        2001            2002           2001             2002
                                                                    -------------   ------------   -------------    ------------

                   Reported net earnings                            $    10,250     $     7,797    $    22,992      $    18,255

                   Add back:

                      Goodwill amortization                                 711            --            1,417             --

                      Less income taxes                                    (277)           --             (552)            --
                                                                    -------------   ------------   -------------    ------------
                        Goodwill amortization, net of tax
                                                                            434            --              865             --
                                                                    -------------   ------------   -------------    ------------

                   Adjusted net earnings                            $    10,684     $     7,797    $    23,857      $    18,255
                                                                    =============   ============   =============    ============

                   Earnings per share:
                       Basic EPS

                            Reported net earnings                           0.25           0.19           0.56             0.44

                            Goodwill amortization, net of tax               0.01            --            0.02              --
                                                                    -------------   ------------   -------------    ------------
                            Adjusted net earnings
                                                                    $       0.26    $      0.19    $      0.58             0.44
                                                                    =============   ============   =============    ============

                       Diluted EPS

                            Reported net earnings                   $       0.25    $      0.19    $      0.55             0.44

                            Goodwill amortization, net of tax               0.01            --            0.02              --
                                                                    -------------   ------------   -------------    ------------
                            Adjusted net earnings                   $       0.26    $      0.19    $      0.57             0.44
                                                                    =============   ============   =============    ============



     Goodwill and other intangibles are included in other assets in the accompanying balance sheet. Changes in the net carrying amount of goodwill for the year ended February 2, 2002 and for the six months ended August 3, 2002 are as follows (in thousands):

      Balance, February 3, 2001                                      $ 38,447
           Goodwill of acquired business                                1,069
           Amortization                                                (2,800)
           Translation and other adjustment                            (1,155)
                                                                  ------------
      Balance, February 2, 2002                                        35,561
           Goodwill of acquired business                                   12
           Translation and other adjustment                                80
                                                                  ------------
      Balance, August 3, 2002                                        $ 35,653
                                                                  ============

     The gross carrying amounts and accumulated amortization of our other intangibles are as follows (in thousands):

                                                              FOR THE SIX MONTHS           FOR THE YEAR
                                                                     ENDED                     ENDED
                                                        -------------------------------   ---------------
                                                          AUGUST 4,         AUGUST 3,        FEBRUARY 2,
                                                            2001              2002              2002
                                                        -------------    --------------   ---------------
           Trademarks, tradenames and other
             intangibles                                 $    5,438       $    5,466      $      5,465
           Accumulated amortization                          (1,151)          (1,527)           (1,350)
                                                        -------------    --------------   ---------------
                Net total                               $     4,287      $     3,939      $      4,115
                                                        =============    ==============   ===============

     The pretax amortization expense associated with intangible assets totaled approximately $169,000 and $181,000 for the six months ended August 4, 2001 and August 3, 2002, respectively, and approximately $346,000 for year ended February 2, 2002. Pretax amortization associated with intangible assets at August 3, 2002 is estimated to be $175,000 for the remainder of fiscal year 2002 and to be $342,000 for each of the fiscal years 2003 through 2006.

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

                                           FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED        YEAR ENDED
                                         -------------------------------   ------------------------------   ----------------
                                           AUGUST 4,        AUGUST 3,        AUGUST 4,       AUGUST 3,        FEBRUARY 2,
                                              2001             2002            2001            2002             2002
                                         --------------   --------------   -------------   -------------    ----------------
  Stores open at beginning of period          659               688             651             680              651
    Opened                                      5                --              13               8               32
    Closed                                     (1)               (2)             (1)             (2)              (3)
                                             ----             -----            ----           -----             ----
  Stores open at end of period                663               686             663             686              680
                                             ====             =====            ====           =====              ===

  Stores open at end of period:
  U.S. --
    Men's Wearhouse                           481               502             481             502              497
    K&G                                        69                71              69              71               70
                                             ----             -----            ----           -----             ----
                                              550               573             550             573              567
  Canada -- Moores                            113               113             113             113              113
                                             ----             -----            ----           -----             ----
                                              663               686             663             686              680
                                             ====             =====            ====           =====             ====

RESULTS OF OPERATIONS

    Three Months Ended August 4, 2001 and August 3, 2002
    ----------------------------------------------------

    Our net sales were $308.6 million for the quarter ended August 3, 2002, an $11.4 million or 3.8% increase from the same prior year period. This increase was due primarily to increased sales from stores opened in 2001 and 2002, offset partially by decreased sales in stores open prior to fiscal year 2001. Comparable store sales (which are calculated primarily by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period) decreased 1.5% for the U.S. stores from the same prior year quarter, while comparable store sales for the Canadian stores increased 2.2% from the same prior year quarter. The decrease in comparable sales for the US stores was due mainly to continued weakness in the US economy. Sales of men's apparel is particularly affected since buying patterns for men are considered to be more discretionary than those in other apparel areas.

    Gross margin decreased $1.2 million or 1.1% from the same prior year quarter to $107.1 million in the second quarter of 2002. As a percentage of sales, gross margin decreased from 36.4% in the second quarter of 2001 to 34.7% in the second quarter of 2002. This decrease in gross margin predominantly resulted from an increase in occupancy cost (which is relatively constant on a per store basis) as a percentage of sales and higher markdowns at the Men's Wearhouse brand associated with a shift to merchandise with lower opening price points.

    Selling, general and administrative ("SG&A") expenses, as a percentage of sales, were 30.6% for the second quarter of 2002, compared to 30.5% for the second quarter of 2001, with SG&A expenditures increasing by $3.6 million or 4.0% to $94.3 million. On an absolute dollar basis, advertising decreased by $0.4 million, store salaries increased by $3.9 million and other SG&A increased by $0.1 million. As a percentage of sales, advertising expense decreased from 5.1% to 4.8% of net sales, store salaries increased from 11.8% to 12.6% of net sales and other SG&A expenses decreased from 13.6% to 13.2% of net sales. The decrease in advertising was due to planned reductions in media spending. The increase in store salaries was the result of higher sales commission rates in 2002 for promotional and other sales categories. These commission rates were put in place to help drive the shift to lower opening price points for merchandise offerings at the Men's Wearhouse brand. Other SG&A expenses decreased as a percentage of sales due to our focus on reducing corporate overhead.

    Interest expense, net of interest income, decreased from $0.8 million in the second quarter of 2001 to $0.2 million in the second quarter of 2002. Weighted average borrowings outstanding decreased from $64.5 million in the second quarter of 2001 to $40.1 million in the second quarter of 2002, and the weighted average interest rate on outstanding indebtedness decreased from 5.8% to 4.6%. The decrease in the weighted average borrowings was due primarily to decreased borrowings under the Company's credit facilities. The decrease in the weighted average interest rate was due primarily to decreases in the LIBOR rate. See "Liquidity and Capital Resources" discussion in the following section herein.

    Our effective income tax rate decreased from 39.0% for the second quarter of 2001 to 37.8% for the second quarter of 2002. The effective tax rate was higher than the statutory U.S. federal rate of 35% primarily due to the effect of state income taxes.

    Six Months Ended August 4, 2001 and August 3, 2002
    --------------------------------------------------

    The Company's net sales were $612.4 million for the six months ended August 3, 2002, a $10.6 million or 1.8% increase from the same prior year period. This increase was due primarily to sales resulting from the increased number of stores in 2001 and 2002, offset by decreased sales in stores open prior to fiscal year 2001. Comparable store sales decreased 3.8% for the U.S. stores and 0.3% for the Canadian stores from the same prior year period. The decrease in comparable sales for the US and Canadian stores was due mainly to continued weakness in the US economy and its effects on the related Canadian economy. Sales of men's apparel is particularly affected since buying patterns for men are considered to be more discretionary than those in other apparel areas.

    Gross margin decreased 4.0% over the same prior year period to $211.2 million for the first six months of 2002. As a percentage of sales, gross margin decreased from 36.6% for the first two quarters of 2001 to 34.5% in the first two quarters of 2002. This decrease in gross margin percentage predominantly resulted from an increase in occupancy cost (which is relatively constant on a per store basis) as a percentage of sales and higher markdowns at the Men's Wearhouse brand associated with a shift to merchandise with lower opening price points.

    SG&A expenses, as a percentage of sales, were 30.1% for the first six months of 2001, compared to 29.6% for the first six months of 2002, with SG&A expenditures increasing by $0.2 million or 0.1% to $181.4 million. On an absolute dollar basis, advertising decreased $1.7 million, store salaries increased $4.8 million and other SG&A decreased $2.9 million. As a percentage of sales, advertising expense decreased from 4.9% to 4.5% of net sales, store salaries increased from 11.7% to 12.3% of net sales and other SG&A expenses decreased from 13.6% to 12.8% of net sales. The decrease in advertising was due to planned reductions in media spending. The increase in store salaries was the result of higher sales commission rates in 2002 for promotional and other sales. These commission rates were put in place to help drive the shift to lower opening price points for merchandise offerings at the Men's Wearhouse brand. Other SG&A expenses decreased due to our focus on reducing corporate overhead.

    Interest expense, net of interest income, decreased from $1.0 million for the first six months of 2001 to $0.5 million in the first six months of 2002. Weighted average borrowings outstanding decreased from $54.1 million in the prior year to $40.2 million in the first two quarters of 2002, and the weighted average interest rate on outstanding indebtedness decreased from 6.3% to 4.4%. The decrease in the weighted average borrowings was due primarily to decreased borrowings under the Company's credit facilities. The decrease in the weighted average interest rate was due primarily to decreases in the LIBOR rate.

    Our effective income tax rate decreased from 39.0% for the six months ended August 4, 2001 to 37.8% for the six months ended August 3, 2002. The effective tax rate was higher than the statutory U.S. federal rate of 35% primarily due to the effect of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

    Working capital was $320.8 million at August 3, 2002, which is up from $301.9 million at February 2, 2002 but down from $335.3 million at August 4, 2001. Historically, our working capital has been at its lowest level in January and February, and has increased through November as inventory buildup is financed with long-term borrowings in preparation for the fourth quarter selling season. Working capital at the end of the second quarter was lower in 2002 than in 2001 due mainly to our reduced inventory levels.

    Our operating activities used net cash of $45.8 million in the first six months of 2001 as cash provided by net earnings, adjusted for non-cash charges, was more than offset by an increase in inventories and decreases in payables. Inventories increased $59.9 million for the six months ended August 4, 2001 due to seasonal inventory buildup, the addition of inventory for new stores and stores expected to be opened in the following quarter and the purchase of fabric used in the direct sourcing of inventory. During the first two quarters of 2002, operating activities provided net cash of $25.5 million due mainly to net earnings, adjusted for non-cash charges, and a decrease in inventories, offset partially by decreases in payables. Our 4.5% decrease in net sales in fiscal 2001, combined with our inventory levels at the end of fiscal 2001 and our forecasted net sales for fiscal 2002, have resulted in lower planned inventory purchases. As a result, the inventory buildup typically experienced during the first two quarters of prior years has not occurred in 2002.

     Our investing activities used net cash of $41.3 million and $15.2 million for the first two quarters of 2001 and 2002, respectively. Cash used in investing activities was primarily comprised of capital expenditures relating to stores opened, remodeled or relocated during the period or under construction at the end of the period and infrastructure technology investments. However, during the first two quarters of 2002, cash used for capital expenditures was partially offset by net proceeds received from the sale of substantially all the assets of Chelsea Market Systems, L.L.C. ("Chelsea") to an unrelated company regularly engaged in the development and licensing of software to the retail industry.
As a result of the sale by Chelsea, and after giving effect to the settlement of a related lawsuit, the Company received net proceeds of $6.8 million. Approximately $4.4 million of this amount will be recognized as a pretax gain by the Company pending the resolution of certain indemnification provisions related to the assets sold.

    Our financing activities provided net cash of $18.3 million for the first two quarters of 2001, due mainly to borrowings on the revolving credit agreement, offset by purchases of treasury stock. Net cash used in financing activities was $4.9 million for the first two quarters of 2002, due mainly to the purchases of treasury stock offset by proceeds from the issuance of our common stock for options exercised. In January 2000, the Board of Directors authorized a stock repurchase program for up to 1,000,000 shares of our common stock. Under this authorization, we may purchase shares from time to time in the open market or in private transactions, depending on market price and other considerations. On January 31, 2001, the Board of Directors authorized an expansion of the stock repurchase program for up to an additional 2,000,000 shares of the Company's common stock. During the first two quarters of 2001 and 2002, the Company repurchased 1,185,000 and 332,300 shares of its common stock under this program at a cost of $30.4 million and $6.9 million, respectively. A total of 1,852,300 shares have been repurchased under this program.

    During the second quarter of 2002, in connection with the share repurchase program, we issued an option contract under which the contract counterparty has the option to require us to purchase 500,000 shares of our common stock at a specific strike price of $22.76 per share on December 17, 2002. We received a premium of $0.6 million for issuing this contract. As of August 3, 2002, the market value of our common stock did not exceed the strike price under the open contract.

    We have a revolving credit agreement with a group of banks (the "Credit Agreement") that provides for borrowing of up to $125 million through February 5, 2004. Advances under the Credit Agreement bear interest at a rate per annum equal to, at the Company's option, the agent's prime rate or the reserve adjusted LIBOR rate plus a varying interest rate margin. The Credit Agreement also provides for fees applicable to unused commitments. In addition, we have two Canadian credit facilities which include a revolving credit agreement which provides for borrowings up to Can$30 million (US$18.9 million) through February 5, 2004 and a term credit agreement under which the Company borrowed Can$75 million (US$47.3 million) in February 1999. The term credit borrowing is payable in quarterly installments of Can$0.9 million (US$0.6 million), with the remaining unpaid principal payable on February 5, 2004. Covenants and interest rates are substantially similar to those contained in the Company's Credit Agreement. As of August 3, 2002, there was US$39.0 million outstanding under these credit agreements.

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

       ITEM 3 -QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     We are subject to exposure from fluctuations in U.S. dollar/Euro exchange rates and the Canadian dollar/Euro exchange rates. As further described in Note 3 of Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Information and Results of Operations - Liquidity and Capital Resources", we utilize foreign currency forward exchange contracts to limit exposure to changes in currency exchange rates. At August 3, 2002, we had 11 contracts maturing at various dates through February 2003. Unrealized pretax gains on these forward contracts totaled approximately $0.8 million at August 3, 2002. A hypothetical 10% change in applicable August 3, 2002 forward rates could increase or decrease this pretax gain by $0.9 million related to these positions. However, it should be noted that any change in the value of these contracts, whether real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged item.

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

                           PART II. OTHER INFORMATION

     ITEM 1 - LEGAL PROCEEDINGS

     On May 11, 2001, a lawsuit was filed against the Company in the Superior Court of California for the County of San Diego, Cause No. GIC 767223 (the "Suit"). The Suit, which was brought as a purported class action, alleges several causes of action, each based on the factual allegation that we advertised and sold men's slacks at a marked price that was exclusive of a hemming fee for the pants. The Suit seeks: (i) permanent and preliminary injunctions against advertising slacks at prices which do not include hemming;
(ii) restitution of all funds allegedly acquired by means of any act or practice declared by the Court to be unlawful or fraudulent or to constitute unfair competition under certain California statutes, (iii) prejudgment interest; (iv) compensatory and punitive damages; (v) attorney's fees; and (vi) costs of suit. We believe that the Suit is without merit and the allegations are contrary to customary and well recognized and accepted practices in the sale of men's tailored clothing. The complaint in the Suit was subsequently amended to add similar causes of action and requests for relief based upon allegations that our alleged "claims that [it] sell[s] the same garments as department stores at 20% to 30% less" are false and misleading. We believe that such added causes of action are also without merit. The court ruled against the plaintiff's motion for class certification, declining to certify a class. The court advised the parties that it intended to issue its tentative ruling on the Company's motion for summary judgment on September 13, 2002. However, on that date the court extended the time for its ruling until September 27, 2002. Once announced either party may request oral argument before the court on its tentative ruling. The Company intends to vigorously defend the Suit.

     In addition, we are involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of our business. Management believes that none of these matters will have a material adverse effect on our financial condition, results of operations or cashflows.

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 25, 2002, the Company held its Annual Meeting of Shareholders. At the meeting, the shareholders voted on the following matters:

     1. The election of the six directors of the Company to hold office until the next Annual Meeting of Shareholders or until their respective successors are duly elected and qualified.

     2. To consider and act upon a proposal regarding a code of conduct based on the United Nation's International Labor Organization's Standards for Workers Rights.

     3. The ratification of the appointment by the Board of Directors of the firm Deloitte & Touche LLP as independent auditors for the Company for 2002.

     The six nominees of the Board of Directors of the Company were elected at the meeting, and proposal three received the affirmative vote required for approval. Proposal two did not receive the requisite vote required for approval and therefore did not pass. The number of votes cast for, against and withheld, as well as the number of abstentions, as to each matter were as follows:

Proposal
--------
                                             Votes For           Votes Withheld
                                            ----------           --------------
1.   Election of Directors

     George Zimmer                          32,693,684            7,080,159

     David H. Edwab                         32,514,760            7,259,083

     Rinaldo S. Brutoco                     39,523,262              250,581

     Michael L. Ray                         39,711,369               62,474

     Sheldon I. Stein                       39,711,149               62,694

     Kathleen Mason                         39,730,910               42,933


                                      Affirmative Votes         Negative Votes     Abstentions
                                      -----------------         --------------     -----------

2.   To consider and act upon a
     proposal regarding a code of
     conduct                                 1,962,553           33,825,273         1,317,475

3.   Ratification of
     Auditors                               38,545,351            1,173,943            52,549

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS.

         Exhibit
          Number                         Exhibit Index
         -------                         -------------
          99.1           --  Certification of Periodic Report Pursuant to
                             Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

          99.2           --  Certification of Periodic Report Pursuant to
                             Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).

     (b) REPORTS ON FORM 8-K.

         On May 31, 2002, the Company filed a current report on Form 8-K pursuant to item 5 reporting the Company's findings and resolution of certain allegations with respect to an investigation into payments received by an officer of the Company from one of its vendors.

         On June 30, 2002, the Company filed a current report on Form 8-K pursuant to item 5 reporting the approval by the Company's Board of Directors of an amendment and restatement of the Company's Employee Stock Discount Plan.

         On September 16, 2002, the Company filed a current report on Form 8-K pursuant to item 9 reporting the filing of sworn statements pursuant to
         Section 21(a)(1) of the Securities Exchange Act of 1934.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, The Men's Wearhouse, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 17, 2002                     THE MEN'S WEARHOUSE, INC.

                                       By       /s/ NEILL P. DAVIS
                                         ---------------------------------------
                                                  Neill P. Davis
                                       Executive Vice President, Chief Financial
                                            Officer, Treasurer and Principal
                                                   Financial Officer


I, Neill P. Davis, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Men's Wearhouse, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Dated: September 17, 2002
                                       By        /s/  NEILL P. DAVIS
                                         ---------------------------------------
                                                     Neill P. Davis
                                       Executive Vice President, Chief Financial
                                           Officer, Treasurer and Principal
                                                  Financial Officer


I, George Zimmer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Men's Wearhouse, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Dated: September 17, 2002
                                       By        /s/ GEORGE ZIMMER
                                          --------------------------------------
                                                   George Zimmer
                                         Chairman of the Board, Chief Executive
                                                Officer and Director

                                INDEX TO EXHIBITS

        Exhibit
         Number                         Exhibit Index
        -------                         -------------
         99.1           --  Certification of Periodic Report Pursuant to Section
                            906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

         99.2           --  Certification of Periodic Report Pursuant to Section
                            906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).