Form 10-Q
period 2002-11-02
MENS WEARHOUSE INC
filed 2002-12-17
CIK 884217

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended           November 2, 2002          or
                                   -------------------------------------


[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

     For the transition period from                   to
                                   -------------------  ----------

     Commission file number 1-16097



                            THE MEN'S WEARHOUSE, INC.
             (Exact Name of Registrant as Specified in its Charter)


             TEXAS                                             74-1790172
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                          Identification Number)




          5803 GLENMONT DRIVE
             HOUSTON, TEXAS                                     77081-1701
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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X]. No [ ].

     The number of shares of common stock of the Registrant, par value $.01 per share, outstanding at December 13, 2002 was 39,711,707, excluding 2,845,364 shares classified as Treasury Stock.

================================================================================

                                  REPORT INDEX


PART AND ITEM NO.                                                                                      PAGE NO.
-----------------                                                                                      --------
PART I - Financial Information

     Item 1 - Financial Statements

     General Information......................................................................             1

     Consolidated Balance Sheets as of November 3, 2001 (unaudited), November 2, 2002
       (unaudited) and February 2, 2002.......................................................             2

     Consolidated Statements of Earnings for the Three and Nine Months Ended November 3, 2001
     (unaudited) and November 2, 2002 (unaudited).............................................             3

     Consolidated Statements of Cash Flows for the Nine Months Ended November 3, 2001
       (unaudited) and November 2, 2002 (unaudited)...........................................             4

     Notes to the Consolidated Financial Statements...........................................             5

     Item 2 - Management's Discussion and Analysis of Financial Condition and Results
       of Operations..........................................................................             9

     Item 3 - Qualitative and Quantitative Disclosures about Market Risk......................            13

     Item 4 - Controls and Procedures.........................................................            13

PART II - Other Information

     Item 1 - Legal Proceedings...............................................................            14

     Item 6 - Exhibits and Reports on Form 8-K................................................            15

                          PART I. FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                               GENERAL INFORMATION

     The consolidated financial statements herein include the accounts of The Men's Wearhouse, Inc. and its subsidiaries (the "Company") and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures have been condensed or omitted. We believe that the presentation and disclosures herein are adequate to make the information not misleading, and the financial statements reflect all elimination entries and normal adjustments which are necessary for a fair statement of the results for the three and nine months ended November 3, 2001 and November 2, 2002.

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

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                       NOVEMBER 3,        NOVEMBER 2,         FEBRUARY 2,
                              ASSETS                                      2001               2002                2002
                                                                    ----------------    ----------------    ----------------
CURRENT ASSETS:
  Cash ..........................................................   $          9,439    $         18,355    $         38,644
  Inventories ...................................................            436,794             392,254             375,471
  Other current assets ..........................................             35,205              49,283              37,220
                                                                    ----------------    ----------------    ----------------

     Total current assets .......................................            481,438             459,892             451,335
                                                                    ----------------    ----------------    ----------------

PROPERTY AND EQUIPMENT, net .....................................            211,219             211,421             211,054

OTHER ASSETS, net ...............................................             54,615              55,689              55,480
                                                                    ----------------    ----------------    ----------------

          TOTAL .................................................   $        747,272    $        727,002    $        717,869
                                                                    ================    ================    ================

               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ..............................................   $         94,501    $        100,136    $         87,381
  Accrued expenses ..............................................             36,762              46,276              44,033
  Current portion of long-term debt .............................              2,356               2,408               2,359
  Income taxes payable ..........................................              7,025               5,920              15,627
                                                                    ----------------    ----------------    ----------------

     Total current liabilities ..................................            140,644             154,740             149,400

LONG-TERM DEBT ..................................................             93,287              36,714              37,740

OTHER LIABILITIES ...............................................             20,146              25,191              20,846
                                                                    ----------------    ----------------    ----------------

     Total liabilities ..........................................            254,077             216,645             207,986
                                                                    ----------------    ----------------    ----------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock ...............................................                 --                  --                  --
  Common stock ..................................................                423                 426                 424
  Capital in excess of par ......................................            191,545             195,890             191,888
  Retained earnings .............................................            338,821             377,668             355,128
  Accumulated other comprehensive loss ..........................             (3,235)             (1,210)             (3,198)
                                                                    ----------------    ----------------    ----------------
     Total ......................................................            527,554             572,774             544,242

  Treasury stock, at cost .......................................            (34,359)            (62,417)            (34,359)
                                                                    ----------------    ----------------    ----------------

     Total shareholders' equity .................................            493,195             510,357             509,883
                                                                    ----------------    ----------------    ----------------

          TOTAL .................................................   $        747,272    $        727,002    $        717,869
                                                                    ================    ================    ================



                 See Notes to Consolidated Financial Statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                                           ---------------------------------   ---------------------------------
                                                             NOVEMBER 3,        NOVEMBER 2,       NOVEMBER 3,        NOVEMBER 2,
                                                                2001              2002              2001               2002
                                                           ---------------   ---------------   ---------------   ---------------
Net sales ..............................................   $       285,608   $       292,515   $       887,412   $       904,946

Cost of goods sold, including buying and occupancy costs           188,536           194,575           570,357           595,800
                                                           ---------------   ---------------   ---------------   ---------------

Gross margin ...........................................            97,072            97,940           317,055           309,146

Selling, general and administrative expenses ...........            89,411            90,673           270,642           272,101
                                                           ---------------   ---------------   ---------------   ---------------

Operating income .......................................             7,661             7,267            46,413            37,045

Interest expense, net ..................................             1,132               384             2,180               837
                                                           ---------------   ---------------   ---------------   ---------------

Earnings before income taxes ...........................             6,529             6,883            44,233            36,208

Provision for income taxes .............................             2,552             2,598            17,264            13,668
                                                           ---------------   ---------------   ---------------   ---------------

Net earnings ...........................................   $         3,977   $         4,285   $        26,969   $        22,540
                                                           ===============   ===============   ===============   ===============

Net earnings per share:
  Basic ................................................   $          0.10   $          0.11   $          0.66   $          0.55
                                                           ===============   ===============   ===============   ===============

  Diluted ..............................................   $          0.10   $          0.11   $          0.65   $          0.55
                                                           ===============   ===============   ===============   ===============


Weighted average shares outstanding:
  Basic ................................................            40,962            40,479            41,001            40,881
                                                           ===============   ===============   ===============   ===============

  Diluted ..............................................            41,325            40,586            41,498            41,231
                                                           ===============   ===============   ===============   ===============


                 See Notes to Consolidated Financial Statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                      FOR THE NINE MONTHS ENDED
                                                                                   ----------------------------------
                                                                                    NOVEMBER 3,         NOVEMBER 2,
                                                                                        2001               2002
                                                                                   ---------------    ---------------
           CASH FLOWS FROM OPERATING ACTIVITIES:
             Net earnings ......................................................   $        26,969    $        22,540
             Adjustments to reconcile net earnings to net cash
             provided by (used in) operating activities:
                Depreciation and amortization ..................................            30,308             32,231
                Deferred tax provision .........................................             3,061              4,771
                Increase in inventories ........................................           (84,358)           (15,830)
                Increase in other assets .......................................           (11,995)           (12,588)
                Increase in accounts payable and accrued expenses ..............             6,733             12,034
                Decrease in income taxes payable ...............................           (15,596)            (9,241)
                Increase in other liabilities ..................................             1,212                368
                                                                                   ---------------    ---------------

                     Net cash provided by (used in) operating activities .......           (43,666)            34,285
                                                                                   ---------------    ---------------

           CASH FLOWS FROM INVESTING ACTIVITIES:
             Capital expenditures, net .........................................           (54,123)           (35,209)
             Net proceeds from sale of assets ..................................                --              6,812
             Investment in trademarks, tradenames and other assets .............              (663)               (79)
                                                                                   ---------------    ---------------

                     Net cash used in investing activities .....................           (54,786)           (28,476)
                                                                                   ---------------    ---------------

           CASH FLOWS FROM FINANCING ACTIVITIES:
             Proceeds from issuance of common stock ............................             1,832              2,784
             Long-term borrowings ..............................................            55,000                 --
             Principal payments on long-term debt ..............................            (1,818)            (1,794)
             Proceeds from sale of put options .................................                --                601
             Purchase of treasury stock ........................................           (30,409)           (28,058)
                                                                                   ---------------    ---------------

                     Net cash provided by (used in) financing activities .......            24,605            (26,467)
                                                                                   ---------------    ---------------

           Effect of exchange rate changes on cash .............................            (1,140)               369
                                                                                   ---------------    ---------------

           DECREASE IN CASH ....................................................           (74,987)           (20,289)

           CASH:
             Beginning of period ...............................................            84,426             38,644
                                                                                   ---------------    ---------------

             End of period .....................................................   $         9,439    $        18,355
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

     Accounting Change - We adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended, on February 4, 2001. In accordance with the transition provisions of SFAS 133, we recorded a cumulative loss adjustment of $0.5 million ($0.3 million, net of tax) in accumulated other comprehensive loss related primarily to the unrealized losses on foreign currency forward exchange contracts, which were designated as cash-flow hedging instruments. The disclosures required by SFAS 133 are included in Note 3.

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

     New Accounting Pronouncements - In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs and is effective for fiscal years beginning after June 15, 2002. The adoption of this statement is not expected to have a material impact on our financial position or results of operations.

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

     Reclassifications - Certain prior years' balances have been reclassified to conform with classifications used in the current year.

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

3. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING

     In connection with our direct sourcing program, we may enter into purchase commitments that are denominated in a foreign currency (primarily the Euro). Our policy is to enter into foreign currency forward exchange contracts to minimize foreign currency exposure related to forecasted purchases of certain inventories. Under SFAS 133, such contracts have been designated as and accounted for as cash flow hedges. The settlement terms of the forward contracts, including amount, currency and maturity, correspond with the anticipated payment terms for the merchandise inventories. Any ineffective portion of a hedge is reported in earnings immediately. At November 2, 2002, we had 7 contracts maturing in varying increments to purchase an aggregate notional amount of $5.4 million in foreign currency, maturing at various dates through February 2003. We recognized a gain of $114,000 resulting from hedge ineffectiveness during the first three quarters of 2002.

     The changes in the fair value of the foreign currency forward exchange contracts are matched to inventory purchases by period and are recognized in earnings as such inventory is sold. The fair value of the forward exchange contracts is estimated by comparing the cost of the foreign currency to be purchased under the contracts using the exchange rates obtained under the contracts (adjusted for forward points) to the hypothetical cost using the spot rate at quarter end. We expect to recognize in earnings through first quarter 2003 approximately $340,000, net of tax, of existing net gains presently deferred in the accumulated other comprehensive loss portion of shareholders' equity.

4. COMPREHENSIVE INCOME AND SUPPLEMENTAL CASH FLOWS

     Our comprehensive income is as follows (in thousands):

                                                             FOR THE THREE MONTHS ENDED              FOR THE NINE MONTHS ENDED
                                                          ----------------------------------    ----------------------------------
                                                            NOVEMBER 3,        NOVEMBER 2,        NOVEMBER 3,        NOVEMBER 2,
                                                               2001               2002               2001              2002
                                                          ---------------    ---------------    ---------------    ---------------
Net earnings                                              $         3,977    $         4,285    $        26,969    $        22,540
Cumulative effect of accounting change on
    derivative instruments, net of tax                                 --                 --               (331)                --
Change in derivative fair value, net of tax                           372               (135)               (70)             1,068
Currency translation adjustments, net of tax                       (1,885)               854             (2,518)               920
                                                          ---------------    ---------------    ---------------    ---------------

Comprehensive income                                      $         2,464    $         5,004    $        24,050    $        24,528
                                                          ===============    ===============    ===============    ===============


     We paid cash during the first three quarters of 2001 of $2.7 million for interest and $30.5 million for taxes, compared with $1.4 million for interest and $19.6 million for taxes during the first three quarters of 2002. We had non-cash investing and financing activities resulting from the issuance of treasury stock to the employee stock ownership plan of $2.5 million for the first three quarters of 2001 and from the tax benefit recognized upon exercise of stock options of $0.2 million and $0.6 million for the first three quarters of 2001 and 2002, respectively. No issuance of treasury stock to the employee stock ownership plan occurred during the first three quarters of 2002.

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

                                                              FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                                                          ----------------------------------   ---------------------------------
                                                            NOVEMBER 3,        NOVEMBER 2,       NOVEMBER 3,       NOVEMBER 2,
                                                               2001                2002             2001               2002
                                                          ---------------    ---------------   ---------------   ---------------
      Reported net earnings                               $         3,977    $         4,285   $        26,969   $        22,540

      Add back:
         Goodwill amortization                                        685                 --             2,101                --
         Less income taxes                                           (267)                --              (820)               --
                                                          ---------------    ---------------   ---------------   ---------------
           Goodwill amortization, net of tax                          418                 --             1,281                --
                                                          ---------------    ---------------   ---------------   ---------------

      Adjusted net earnings                               $         4,395    $         4,285   $        28,250   $        22,540
                                                          ===============    ===============   ===============   ===============

      Earnings per share:
          Basic EPS
               Reported net earnings                      $          0.10    $          0.11   $          0.66   $          0.55
               Goodwill amortization, net of tax                     0.01                 --              0.03                --
                                                          ---------------    ---------------   ---------------   ---------------
               Adjusted net earnings                      $          0.11    $          0.11   $          0.69   $          0.55
                                                          ===============    ===============   ===============   ===============

          Diluted EPS
               Reported net earnings                      $          0.10    $          0.11   $          0.65   $          0.55
               Goodwill amortization, net of tax                     0.01                 --              0.03                --
                                                          ---------------    ---------------   ---------------   ---------------
               Adjusted net earnings                      $          0.11    $          0.11   $          0.68   $          0.55
                                                          ===============    ===============   ===============   ===============

     Goodwill and other intangibles are included in other assets in the accompanying balance sheet. Changes in the net carrying amount of goodwill for the year ended February 2, 2002 and for the nine months ended November 2, 2002 are as follows (in thousands):

                   Balance, February 3, 2001                                   $   38,447
                        Goodwill of acquired business                               1,069
                        Amortization                                               (2,800)
                        Translation adjustment                                     (1,155)
                                                                               ----------
                   Balance, February 2, 2002                                       35,561
                        Goodwill of acquired business                                  12
                        Translation adjustment                                        391
                                                                               ----------
                   Balance, November 2, 2002                                   $   35,964
                                                                               ==========

     The gross carrying amounts and accumulated amortization of our other intangibles are as follows (in thousands):

                                                       NOVEMBER 3,        NOVEMBER 2,        FEBRUARY 2,
                                                          2001               2002               2002
                                                     ---------------    ---------------    ---------------
           Trademarks, tradenames and other          $         5,416    $         5,466    $         5,465
             intangibles
           Accumulated amortization                           (1,236)            (1,615)            (1,350)
                                                     ---------------    ---------------    ---------------
                Net total                            $         4,180    $         3,851    $         4,115
                                                     ===============    ===============    ===============

     The pretax amortization expense associated with intangible assets totaled approximately $250,000 and $270,000 for the nine months ended November 3, 2001 and November 2, 2002, respectively, and approximately $346,000 for year ended February 2, 2002. Pretax amortization associated with intangible assets at November 2, 2002 is estimated to be $87,000 for the remainder of fiscal year 2002 and to be $342,000 for each of the fiscal years 2003 through 2006.

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

                                            THREE MONTHS ENDED                   NINE MONTHS ENDED                 YEAR ENDED
                                     ---------------------------------    ----------------------------------    ---------------
                                       NOVEMBER 3,       NOVEMBER 2,        NOVEMBER 3,        NOVEMBER 2,        FEBRUARY 2,
                                          2001              2002               2001               2002               2002
                                     ---------------   ---------------    ---------------    ---------------    ---------------
Stores open at beginning of period               663               686                651                680                651
  Opened                                           8                 7                 21                 15                 32
  Closed                                          --                (1)                (1)                (3)                (3)
                                     ---------------   ---------------    ---------------    ---------------    ---------------
Stores open at end of period                     671               692                671                692                680
                                     ===============   ===============    ===============    ===============    ===============

Stores open at end of period:
U.S. --
  Men's Wearhouse                                487               506                487                506                497
  K&G                                             71                72                 71                 72                 70
                                     ---------------   ---------------    ---------------    ---------------    ---------------
                                                 558               578                558                578                567
Canada -- Moores                                 113               114                113                114                113
                                     ---------------   ---------------    ---------------    ---------------    ---------------
                                                 671               692                671                692                680
                                     ===============   ===============    ===============    ===============    ===============

RESULTS OF OPERATIONS

     Three Months Ended November 3, 2001 and November 2, 2002

     Our net sales were $292.5 million for the quarter ended November 2, 2002, a $6.9 million or 2.4% increase from the same prior year period. This increase was due primarily to increased sales from stores opened in 2001 and 2002, offset partially by decreased sales in stores open prior to fiscal year 2001. Comparable store sales (which are calculated by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period) decreased 1.9% for the U.S. stores and 1.1% for the Canadian stores from the same prior year quarter. The decrease in comparable sales for the U.S. and Canadian stores was due mainly to continued weakness in the US and Canadian economies. Sales of men's apparel is particularly affected since buying patterns for men are considered to be more discretionary than those in other apparel areas.

     Gross margin increased $0.9 million or 0.9% from the same prior year quarter to $97.9 million in the third quarter of 2002. As a percentage of sales, gross margin decreased from 34.0% in the third quarter of 2001 to 33.5% in the third quarter of 2002. This decrease in gross margin percentage predominantly resulted from an increase in occupancy cost (which is relatively constant on a per store basis) as a percentage of sales.

     Selling, general and administrative ("SG&A") expenses, as a percentage of sales, were 31.0% for the third quarter of 2002, compared to 31.3% for the third quarter of 2001, with SG&A expenditures increasing by $1.3 million or 1.4% to $90.7 million. On an absolute dollar basis, advertising decreased by $1.4 million, store salaries increased by $2.6 million and other SG&A was unchanged from the third quarter of 2001. As a percentage of net sales, advertising expense decreased from 5.3% to 4.7%, store salaries increased from 12.0% to 12.6% and other SG&A expenses decreased from 14.1% to 13.8%. The decrease in advertising was due to planned reductions in media spending. The increase in store salaries was the result of higher sales commission rates in 2002 for promotional and other sales categories. These commission rates were put in place to help drive a shift to lower opening price points for merchandise offerings at the Men's Wearhouse brand. Other SG&A expenses decreased as a percentage of sales due to our focus on reducing corporate overhead.

     Interest expense, net of interest income of $0.1 million and $0.2 million, respectively, decreased from $1.1 million in the third quarter of 2001 to $0.4 million in the third quarter of 2002. Weighted average borrowings outstanding decreased from $88.1 million in the third quarter of 2001 to $39.5 million in the third quarter of 2002, and the weighted average interest rate on outstanding indebtedness decreased from 5.6% to 5.3%. The decrease in the weighted average borrowings was due primarily to decreased borrowings under our credit facilities. The decrease in the weighted average interest rate was due primarily to decreases in the LIBOR rate. See "Liquidity and Capital Resources" discussion in the following section herein.

     Our effective income tax rate decreased from 39.0% for the third quarter of 2001 to 37.8% for the third quarter of 2002. The effective tax rate was higher than the statutory U.S. federal rate of 35% primarily due to the effect of state income taxes.

     Nine Months Ended November 3, 2001 and November 2, 2002

     Our net sales were $904.9 million for the nine months ended November 2, 2002, a $17.5 million or 2.0% increase over the same prior year period. This increase was due primarily to increased sales from stores opened in 2001 and 2002, offset partially by decreased sales in stores open prior to fiscal year 2001. Comparable store sales decreased 3.2% for the U.S. stores and 0.6% for the Canadian stores from the same prior year period. The decrease in comparable sales for the U.S. and Canadian stores was due mainly to continued weakness in the US and Canadian economies. Sales of men's apparel is particularly affected since buying patterns for men are considered to be more discretionary than those in other apparel areas.

     Gross margin decreased 2.5% over the same prior year period to $309.1 million for the first nine months of 2002. As a percentage of sales, gross margin decreased from 35.7% for the first three quarters of 2001 to 34.2% in the first three quarters of 2002. This decrease in gross margin percentage predominantly resulted from an increase in occupancy cost (which is relatively constant on a per store basis) as a percentage of sales and higher markdowns at the Men's Wearhouse brand associated with a shift to merchandise with lower opening price points.

     SG&A expenses, as a percentage of sales, were 30.5% for the first nine months of 2001, compared to 30.1% for the first nine months of 2002, with SG&A expenditures increasing by $1.5 million or 0.5% to $272.1 million. On an absolute dollar basis, advertising decreased by $3.1 million, store salaries increased by $7.4 million and other SG&A decreased by $2.8 million. As a percentage of net sales, advertising expense decreased from 5.0% to 4.6%, store salaries increased from 11.8% to 12.4% and other SG&A expenses decreased from 13.7% to 13.2%. The decrease in advertising was due to planned reductions in media spending. The increase in store salaries was the result of higher sales commission rates in 2002 for promotional and other sales categories. These commission rates were put in place to help drive the shift to lower opening price points for merchandise offerings at the Men's Wearhouse brand. Other SG&A expenses decreased due to our focus on reducing corporate overhead.

     Interest expense, net of interest income of $0.8 million and $0.7 million, respectively, decreased from $2.2 million for the first nine months of 2001 to $0.8 million in the first nine months of 2002. Weighted average borrowings outstanding decreased from $65.4 million in the prior year to $39.9 million in the first three quarters of 2002, and the weighted average interest rate on outstanding indebtedness decreased from 6.0% to 4.7%. The decrease in the weighted average borrowings was due primarily to decreased borrowings under our credit facilities. The decrease in the weighted average interest rate was due primarily to decreases in the LIBOR rate. See "Liquidity and Capital Resources" discussion in the following section herein.

     Our effective income tax rate decreased from 39.0% for the nine months ended November 3, 2001 to 37.8% for the nine months ended November 2, 2002. The effective tax rate was higher than the statutory U.S. federal rate of 35% primarily due to the effect of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital was $305.2 million at November 2, 2002, which is up from $301.9 million at February 2, 2002 but down from $340.8 million at November 3, 2001. Historically, our working capital has been at its lowest level in January and February, and has increased through November as inventory buildup is financed with long-term borrowings in preparation for the fourth quarter selling season. Working capital at the end of the third quarter was lower in 2002 than in 2001 due mainly to our reduced inventory levels.

     Our operating activities used net cash of $43.7 million in the first nine months of 2001 as cash provided by net earnings, adjusted for non-cash charges and increases in payables, was more than offset by increases in inventories and other assets and a decrease in income taxes payable. Inventories increased $84.4 million for the nine months ended November 3, 2001 due to seasonal inventory buildup, the addition of inventory for new stores and stores expected to be opened in the following quarter and the purchase of fabric used in the direct sourcing of inventory. During the first three quarters of 2002, operating activities provided net cash of $34.3 million due mainly to net earnings, adjusted for non-cash charges and increases in payables, offset partially by increases in inventories and other assets and a decrease in income taxes payable. Our 4.5% decrease in net sales in fiscal 2001, combined with our inventory levels at the end of fiscal 2001, and our forecasted net sales for fiscal 2002, have resulted in lower planned inventory purchases. As a result, the inventory buildup through the third quarter of 2002 has not been as significant as that typically experienced during the first three quarters of prior years.

     Our investing activities used net cash of $54.8 million and $28.5 million for the first three quarters of 2001 and 2002, respectively. Cash used in investing activities was primarily comprised of capital expenditures relating to stores opened, remodeled or relocated during the period or under construction at the end of the period and infrastructure technology investments. However, during the first three quarters of 2002, cash used for capital expenditures was partially offset by net proceeds received from the sale of substantially all the assets of Chelsea Market Systems, L.L.C. ("Chelsea") to an unrelated company regularly engaged in the development and licensing of software to the retail industry. As a result of the sale by Chelsea, and after giving effect to the settlement of a related lawsuit, the Company received net proceeds of $6.8 million. Approximately $4.4 million of this amount will be recognized as a pretax gain by the Company pending the resolution of certain indemnification provisions related to the assets sold.

     Our financing activities provided net cash of $24.6 million for the first three quarters of 2001, due mainly to borrowings on the revolving credit agreement, offset by purchases of treasury stock. Net cash used in financing activities was $26.5 million for the first three quarters of 2002, due mainly to the purchases of treasury stock offset by proceeds from the issuance of our common stock for options exercised. In January 2000, the Board of Directors authorized a stock repurchase program for up to 1,000,000 shares of our common stock. Under this authorization, we may purchase shares from time to time in the open market or in private transactions, depending on market price and other considerations. On January 31, 2001, the Board of Directors authorized an expansion of the stock repurchase program for up to an additional 2,000,000 shares of the Company's common stock. During the first three quarters of 2001 and 2002, the Company repurchased 1,185,000 and 1,480,000 shares of its common stock under this program at a cost of $30.4 million and $28.1 million, respectively. A total of 3,000,000 shares were repurchased under this program.

     On November 19, 2002, the Board of Directors authorized a stock repurchase program for up to $25 million in shares of the Company's common stock. Under this authorization, the Company may purchase shares from time to time in the open market, depending on market price and other considerations. No shares have yet been repurchased under this program.

     During the second quarter of 2002, in connection with the share repurchase program, we issued an option contract under which the contract counterparty had the option to require us to purchase 500,000 shares of our common stock at a specific strike price of $22.76 per share on December 17, 2002. We received a premium of $0.6 million for issuing this contract. The provisions of this contract also required contract completion at the first instance in which the market price of our common stock fell below a trigger price of $12.64 per share. During the third quarter of 2002, the market price of our common stock fell below the trigger price causing the contract to be exercised.

     We have a revolving credit agreement with a group of banks (the "Credit Agreement") that provides for borrowing of up to $125 million through February 5, 2004. Advances under the Credit Agreement bear interest at a rate per annum equal to, at the Company's option, the agent's prime rate or the reserve adjusted LIBOR rate plus a varying interest rate margin. The

Credit Agreement also provides for fees applicable to unused commitments. In addition, we have two Canadian credit facilities which include a revolving credit agreement which provides for borrowings up to Can$30 million (US$19.3 million) through February 5, 2004 and a term credit agreement under which the Company borrowed Can$75 million (US$48.2 million) in February 1999. The term credit borrowing is payable in quarterly installments of Can$0.9 million (US$0.6 million), with the remaining unpaid principal payable on February 5, 2004. Covenants and interest rates are substantially similar to those contained in the Company's Credit Agreement. As of November 2, 2002, there was US$39.1 million outstanding under these credit agreements.

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

       ITEM 3 - QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     We are subject to exposure from fluctuations in U.S. dollar/Euro exchange rates and the Canadian dollar/Euro exchange rates. As further described in Note 3 of Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Information and Results of Operations - Liquidity and Capital Resources", we utilize foreign currency forward exchange contracts to limit exposure to changes in currency exchange rates. At November 2, 2002, we had 7 contracts maturing at various dates through February 2003. Unrealized pretax gains on these forward contracts totaled approximately $0.6 million at November 2, 2002. A hypothetical 10% change in applicable November 2, 2002 forward rates could increase or decrease this pretax gain by $0.5 million related to these positions. However, it should be noted that any change in the value of these contracts, whether real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged item.

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


                        ITEM 4 - CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES

     Within 90 days prior to the filing of this report, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), an evaluation of the effectiveness of the Company's disclosure controls and procedures was performed. Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

CHANGES IN INTERNAL CONTROLS

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

                           PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     On May 11, 2001, a lawsuit was filed against the Company in the Superior Court of California for the County of San Diego, Cause No. GIC 767223 (the "Suit"). The Suit, which was brought as a purported class action, alleges several causes of action, each based on the factual allegation that we advertised and sold men's slacks at a marked price that was exclusive of a hemming fee for the pants. The Suit seeks: (i) permanent and preliminary injunctions against advertising slacks at prices which do not include hemming;
(ii) restitution of all funds allegedly acquired by means of any act or practice declared by the Court to be unlawful or fraudulent or to constitute unfair competition under certain California statutes, (iii) prejudgment interest; (iv) compensatory and punitive damages; (v) attorney's fees; and (vi) costs of suit. We believe that the Suit is without merit and the allegations are contrary to customary and well recognized and accepted practices in the sale of men's tailored clothing. The complaint in the Suit was subsequently amended to add similar causes of action and requests for relief based upon allegations that our alleged "claims that [it] sell[s] the same garments as department stores at 20% to 30% less" are false and misleading. We believe that such added causes of action are also without merit. The court ruled against the plaintiff's motion for class certification, declining to certify a class. On October 17, 2002, the court granted summary adjudication in favor of the Company on the plaintiff's false advertising claim on behalf of the general public relating to hemming fees, and also reaffirmed its earlier ruling denying class certification. The court found there were triable issues of fact, and therefore denied summary adjudication on the remaining claims. The court has set a trial date of February 24, 2003. The Company intends to vigorously defend the Suit.

     In addition, we are involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of our business. Management believes that none of these matters will have a material adverse effect on our financial condition, results of operations or cashflows.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS.


          Exhibit
          Number                         Exhibit Index
          ------                         -------------
           99.1       --   Certification of Periodic Report Pursuant to Section
                           906 of the Sarbanes-Oxley Act of 2002 by the Chief
                           Executive Officer (filed herewith).

           99.2       --   Certification of Periodic Report Pursuant to Section
                           906 of the Sarbanes-Oxley Act of 2002 by the Chief
                           Financial Officer (filed herewith).



     (b)  REPORTS ON FORM 8-K.

          On September 16, 2002, the Company filed a current report on Form 8-K pursuant to item 9 reporting the filing of sworn statements pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934.

          On December 5, 2002, the Company filed a current report on Form 8-K related to certain changes made to the Company's 401(k) Savings Plan.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, The Men's Wearhouse, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: December 17, 2002                THE MEN'S WEARHOUSE, INC.


                              By          /s/ NEILL P. DAVIS
                                ------------------------------------------------
                                              Neill P. Davis
                              Executive Vice President, Chief Financial Officer,
                                  Treasurer and Principal Financial Officer

I, George Zimmer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Men's Wearhouse, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: December 17, 2002
                                      By      /s/ GEORGE ZIMMER
                                         ---------------------------------------
                                                  George Zimmer
                                         Chairman of the Board, Chief Executive
                                               Officer and Director

I, Neill P. Davis, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Men's Wearhouse, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: December 17, 2002
                                     By         /s/ NEILL P. DAVIS
                                       ------------------------------------
                                                  Neill P. Davis
                                             Executive Vice President,
                                              Chief Financial Officer,
                                       Treasurer and Principal Financial Officer

                                INDEX TO EXHIBITS

          Exhibit
          Number                         Exhibit Index
          ------                         -------------
           99.1      --    Certification of Periodic Report Pursuant to Section
                           906 of the Sarbanes-Oxley Act of 2002 by the Chief
                           Executive Officer (filed herewith).

           99.2      --    Certification of Periodic Report Pursuant to Section
                           906 of the Sarbanes-Oxley Act of 2002 by the Chief
                           Financial Officer (filed herewith).