Form 10-K
period 2003-02-01
MENS WEARHOUSE INC
filed 2003-05-02
CIK 884217

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

           FOR THE FISCAL YEAR ENDED FEBRUARY 1, 2003

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes [X]     No [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of shares of common stock on the New York Stock Exchange on August 2, 2002, was approximately $626.0 million.

     The number of shares of common stock of the registrant outstanding on April 25, 2003 was 39,543,750, excluding 3,055,864 shares classified as Treasury Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

                     DOCUMENT                                   INCORPORATED AS TO
                     --------                                   ------------------
  Notice and Proxy Statement for the Annual              Part III: Items 10, 11, 12 and 13
  Meeting of Shareholders scheduled to be held
  July 1, 2003.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             FORM 10-K REPORT INDEX

                                                                                PAGE
10-K PART AND ITEM NO.                                                          NO.
----------------------                                                          ----

PART I
     Item 1.      Business....................................................    1
     Item 2.      Properties..................................................    7
     Item 3.      Legal Proceedings...........................................    9
     Item 4.      Submission of Matters to a Vote of Security Holders.........    9

PART II
     Item 5.      Market for the Company's Common Equity and Related
                  Stockholder Matters.........................................   10
     Item 6.      Selected Financial Data.....................................   11
     Item 7.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................   13
     Item 7A.     Quantitative and Qualitative Disclosures About Market
                  Risk........................................................   21
     Item 8.      Financial Statements and Supplementary Data.................   22
     Item 9.      Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure....................................   41

PART III
     Item 10.     Directors and Executive Officers of the Company.............   41
     Item 11.     Executive Compensation......................................   41
     Item 12.     Security Ownership of Certain Beneficial Owners and
                  Management..................................................   41
     Item 13.     Certain Relationships and Related Transactions..............   42
     Item 14.     Controls and Procedures.....................................   42

PART IV
     Item 15.     Exhibits, Financial Statement Schedules and Reports on Form
                  8-K.........................................................   42

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     The Men's Wearhouse began operations in 1973 as a partnership and was incorporated as The Men's Wearhouse, Inc. (the "Company") under the laws of Texas in May 1974. Our principal corporate and executive offices are located at 5803 Glenmont Drive, Houston, Texas 77081-1701 (telephone number 713/592-7200), and at 40650 Encyclopedia Circle, Fremont, California 94538-2453 (telephone number 510/657-9821), respectively. Unless the context otherwise requires, "Company", "we", "us" and "our" refer to The Men's Wearhouse, Inc. and its wholly owned or controlled subsidiaries.

     Our website address is www.menswearhouse.com. Through the investor relations section of our website, we provide free access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). The SEC also maintains a website that contains the Company's filings at www.sec.gov.

THE COMPANY

     We are one of the largest specialty retailers of menswear in the United States and Canada. At February 1, 2003, our U.S. operations included 575 stores in 44 states and the District of Columbia, primarily operating under the brand names of Men's Wearhouse and K&G, with approximately 26% of our locations in Texas and California. At February 1, 2003, our Canadian operations included 114 stores in 10 provinces operating under the brand name of Moores Clothing for Men.

  MEN'S WEARHOUSE

     Under the Men's Wearhouse brand, we target middle and upper-middle income men by offering quality merchandise at everyday low prices. In addition to value, we believe we provide a superior level of customer service. Men's Wearhouse stores offer a broad selection of designer, brand name and private label merchandise at prices we believe are typically 20% to 30% below the regular prices found at traditional department and specialty stores. Our merchandise includes suits, sport coats, slacks, business casual, sportswear, outerwear, dress shirts, shoes and accessories. We concentrate on business attire that is characterized by infrequent and more predictable fashion changes. Therefore, we believe we are not as exposed to trends typical of more fashion-forward apparel retailers, where significant markdowns and promotional pricing are more common. At February 1, 2003, we operated 505 Men's Wearhouse stores in 44 states and the District of Columbia. These stores are referred to as "Men's Wearhouse stores" or "traditional stores".

     We also began a tuxedo rental program in selected Men's Wearhouse stores during 1999. We believe this program generates incremental business for us without significant incremental personnel or real estate costs and broadens our customer base by drawing first-time and younger customers into our stores. We completed the rollout of this program to our traditional stores during the first quarter of fiscal 2002 and, as of our fiscal year end, offered tuxedo rentals in 495 Men's Wearhouse stores.

  K&G

     Under the K&G brand, we target the more price sensitive customer. The K&G brand was acquired as a result of our combination with K&G Men's Center, Inc. in June 1999 in a transaction accounted for as a pooling of interests (see Note 2 of Notes to Consolidated Financial Statements). Prior to the combination, our Value Priced Clothing ("VPC") subsidiary targeted the market for the more price sensitive customer. During 2001, VPC merged into K&G, with the five former VPC stores continuing operations under the name The Suit Warehouse ("TSW"). At February 1, 2003, we operated 65 K&G stores in 23 states and four TSW stores in metropolitan Detroit and one in Ohio. Twenty-four of the K&G stores offer ladies' career apparel that is also targeted to the more price sensitive customer.

     We believe that K&G's more basic, value-oriented superstore approach appeals to certain customers in the apparel market. K&G offers first-quality, current-season apparel and accessories comparable in quality to that of traditional department and specialty stores, at everyday low prices we believe are typically 30% to 70% below the regular prices charged by such stores. K&G's merchandising strategy emphasizes broad assortments across all major categories, including tailored clothing, casual sportswear, dress furnishings, footwear and accessories. This merchandise selection, which includes brand name as well as private label merchandise, positions K&G to attract a wide range of customers in each of its markets. As with the Men's Wearhouse brand, K&G's philosophy of delivering everyday value distinguishes K&G from other retailers that adopt a more promotional pricing strategy.

  MOORES

     On February 10, 1999, we combined with Moores Retail Group Inc. ("Moores"), a privately owned Canadian corporation, in a transaction accounted for as a pooling of interests (see Note 2 of Notes to Consolidated Financial Statements). Moores is one of Canada's leading specialty retailers of menswear, with 114 stores in 10 Canadian provinces at February 1, 2003. Moores focuses on conservative, basic tailored apparel. This limits exposure to changes in fashion trends and the need for significant markdowns. Moores' merchandise consists of suits, sport coats, slacks, business casual, dress shirts, sportswear, outerwear, shoes and accessories. Moores typically offers a full assortment of suits and sport coats with prices of suits generally ranging from Can$149 to Can$369.

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

     - expanding our tuxedo rental program to Moores stores,

     - identifying strategic acquisition opportunities, including but not limited to international opportunities,

     - testing expanded merchandise categories in selected stores, and

     - expanding our business to include complementary products and services.

     In general terms, we consider a geographic area served by a common group of television stations as a single market.

     On a limited basis, we have acquired store locations, inventories, customer lists, trademarks and tradenames from existing menswear retailers in both new and existing markets. We may do so again in the future. At present, in 2003 we plan to open an additional 10 new Men's Wearhouse stores and seven new K&G stores, to close two Men's Wearhouse stores and six K&G stores, to expand and relocate up to 19 existing Men's Wearhouse stores and up to four existing K&G stores and to continue expansion in subsequent years. We believe that our ability to increase the number of traditional stores in the United States above 550 will be limited. However, we believe that additional growth opportunities exist through improving and diversifying the merchandise mix, relocating stores, expanding our K&G brand and adding complementary products and services.

MERCHANDISING

     Our stores offer a broad selection of designer, brand name and private label men's business attire, including a consistent stock of core items (such as navy blazers, tuxedos and basic suits). Although basic styles are emphasized, each season's merchandise reflects current fabric and color trends, and a small percentage of inventory, accessories in particular, are usually more fashion oriented. The broad merchandise selection creates increased sales opportunities by permitting a customer to purchase substantially all of his tailored wardrobe and accessory requirements, including shoes, at our stores. Within our tailored clothing, we offer an assortment of styles from a variety of manufacturers and maintain a broad selection of fabrics, colors and sizes. We believe that the depth of selection offered provides us with an advantage over most of our competitors. During fiscal 2002, we also shifted our merchandise mix in order to increase our offering of opening price point product in our traditional stores. We believe this shift better aligns our product selection with the everyday low price value proposition we want to offer our Men's Wearhouse brand customers.

     The Company's inventory mix includes "business casual" merchandise designed to meet demand for such products resulting from more relaxed dress codes in the workplace. This merchandise consists of tailored and non-tailored clothing (sport coats, casual slacks, knits and woven sports shirts, sweaters and casual shoes) that complements the existing product mix and provides opportunity for enhanced sales without significant inventory risk.

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

     By targeting men's business attire, a category of men's clothing characterized by infrequent and more predictable fashion changes, we believe we are not as exposed to trends typical of more fashion-forward apparel retailers. This allows us to carry basic merchandise over to the following season and reduces the need for markdowns; for example, a navy blazer or gray business suit may be carried over to the next season. Our Men's Wearhouse and Moores stores have an annual sale that starts around Christmas and runs through the month of January, during which prices on many items are reduced 20% to 50% off the everyday low prices. This sale reduces stock at year-end and prepares for the arrival of the new season's merchandise. In 2002, we had a similar event in mid-summer; however, the level of advertising for promotion of the summer event was lower than that for the year-end event.

     During 2000, 2001 and 2002, 59.3%, 56.8% and 56.5%, respectively, of our total net merchandise sales were attributable to tailored clothing (suits, sport coats and slacks) and 40.7%, 43.2% and 43.5%, respectively, were attributable to casual attire, sportswear, shoes, shirts, ties, outerwear and other.

     In addition to accepting cash, checks or nationally recognized credit cards, we offer our own private label credit card to Men's Wearhouse customers and, in May 2002, we introduced a private label credit card to our Moores customers. We have contracted with a third-party vendor to provide all necessary servicing and processing and to assume all credit risks associated with our private label credit card program. We believe that the private label credit card provides us with an important tool for targeted marketing and presents an excellent opportunity to communicate with our customers. During 2002, our customers used the private label credit card for approximately 18% of our sales at the Men's Wearhouse brand and approximately 8% of our sales at the Moores brand.

CUSTOMER SERVICE AND MARKETING

     The Men's Wearhouse and Moores sales personnel are trained as clothing consultants to provide customers with assistance and advice on their apparel needs, including product style, color coordination, fabric and garment fit. For example, clothing consultants at Men's Wearhouse stores attend an intensive training program at our training facility in Fremont, California, which is further supplemented with weekly store meetings, periodic merchandise meetings and frequent interaction with multi-unit managers.

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

     Because management believes that men prefer direct and easy store access, we attempt to locate our stores in regional strip and specialty retail centers or in freestanding buildings to enable customers to park near the entrance of the store.

     Our total annual advertising expenditures, which were $69.7 million, $61.2 million and $60.1 million in 2000, 2001 and 2002, respectively, are significant. The Company advertises principally on television and radio, which we consider the most effective means of attracting and reaching potential customers, and our advertising campaign is designed to reinforce our various brands.

PURCHASING AND DISTRIBUTION

     We purchase merchandise from approximately 700 vendors. In 2002, no vendor accounted for 10% or more of purchases. Management does not believe that the loss of any vendor would significantly impact us. While we have no material long-term contracts with our vendors, we believe that we have developed an excellent relationship with our vendors, which is supported by consistent purchasing practices.

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

     We purchase a significant portion of our inventory through a direct sourcing program. In addition to finished product, we purchase fabric from mills and contract with certain factories for the assembly of the finished product to be sold in our U.S. and Canadian stores. Arrangements for fabric and assembly have been with both domestic and foreign mills and factories. During 2000, 2001 and 2002, product procured through the direct sourcing program represented approximately 28%, 28% and 27%, respectively, of total inventory purchases for stores operating in the U.S. We expect that purchases through the direct sourcing program will represent approximately 30% of total U.S. purchases in 2003. During 2000, 2001 and 2002, our manufacturing operations at Golden Brand provided 45%, 47% and 43%, respectively, of inventory purchases for Moores stores and 6%, 5% and 8% during 2000, 2001 and 2002, respectively, of inventory purchases for Men's Wearhouse stores.

     To protect against currency exchange risks associated with certain firmly committed and certain other probable, but not firmly committed, inventory transactions denominated in a foreign currency (primarily the Euro), we enter into forward exchange contracts. In addition, many of the purchases from foreign vendors are financed by letters of credit.

     We have entered into license agreements with a limited number of parties under which we are entitled to use designer labels such as "Gary Player(R)" and nationally recognized brand labels such as "Botany(R)" and "Botany 500(R)" in return for royalties paid to the licensor based on the costs of the relevant product. These license agreements generally limit the use of the individual label to products of a specific nature (such as men's suits, men's formal wear or men's shirts). The labels licensed under these agreements will continue to be used in connection with a portion of the purchases under the direct sourcing program described above, as well as purchases from other vendors. We monitor the performance of these licensed labels compared to their cost and may elect to selectively terminate any license, as provided in the respective agreement. We have also purchased several trademarks, including "Cricketeer(R)," "Joseph & Feiss(R)," "Baracuta(R)," and "Pronto Uomo(R)," which are used similarly to our licensed labels. Because of the continued consolidation in the men's tailored clothing industry, we may be presented with opportunities to acquire or license other designer or nationally recognized brand labels.

     All merchandise for Men's Wearhouse stores is received into our central warehouse located in Houston, Texas. Merchandise for a store is picked and then moved to the appropriate staging area for shipping. In addition to the central distribution center in Houston, we have space within certain Men's Wearhouse stores or separate hub warehouse facilities in the majority of our markets, which function as redistribution facilities for their respective areas. Most purchased merchandise for Moores and K&G stores is direct shipped by vendors to the stores.

     We lease and operate 29 long-haul tractors and 62 trailers, which, together with common carriers, are used to transport merchandise from the vendors to our distribution facilities and from the distribution facilities to Men's Wearhouse stores within each market. We also lease or own 80 smaller van-like trucks, which are used to deliver merchandise locally or within a given geographic region.

COMPETITION

     We believe that the unit demand for men's tailored clothing has generally declined over the past decade. Our primary competitors include specialty men's clothing stores, traditional department stores, off-price retailers, manufacturer-owned and independently owned outlet stores and three-day stores. Over the past several years market conditions have resulted in consolidation of the industry. We believe that the principal competitive factors in the menswear market are merchandise assortment, quality, price, garment fit, merchandise presentation, store location and customer service.

     We believe that strong vendor relationships, our direct sourcing program and our buying volumes and patterns are the principal factors enabling us to obtain quality merchandise at attractive prices. We believe that our vendors rely on our predictable payment record and history of honoring promises, including our promise not to advertise names of labeled and unlabeled designer merchandise when requested. Certain of our competitors (principally department stores) may be larger and may have substantially greater financial, marketing and other resources than we have and therefore may have certain competitive advantages.

SEASONALITY

     Like most retailers, our business is subject to seasonal fluctuations. Historically, over 30% of our net sales and over 45% of our net earnings have been generated during the fourth quarter of each year. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full year (see Note 10 of Notes to Consolidated Financial Statements).

TRADEMARKS AND SERVICEMARKS

     We are the owner in the United States of the trademark and servicemark "The Men's Wearhouse(R)" and of federal registrations therefor expiring in 2010, 2009 and 2012, respectively, subject to renewal. We have also been granted registrations for that trademark and servicemark in the 44 states (including Texas and California) in which we currently do business and have used those marks. We are also the owner of "MW Men's Wearhouse (and design)(R)" and federal registrations therefor expiring in 2010 and 2011, respectively, subject to renewal. Our rights in the "The Men's Wearhouse(R)" and "MW Men's Wearhouse (and design)(R)" marks are a significant part of our business, as the marks have become well known through our television and radio advertising campaigns. Accordingly, we intend to maintain our marks and the related registrations.

     We are also the owner in the United States of the servicemarks "The Suit Warehouse(R)" and "The Suit Warehouse and logo," which are tradenames used by certain of the stores in Michigan operated by K&G, and "K&G(R)", which is a tradename used by K&G stores. K&G stores also operate under the tradenames "K&G Men's Superstore(R)," "K&G Men's Center(R)," "K&G MenSmart(R)" and "K&G Ladies(R)." We own the registrations for "K&G(R)," "K&G (stylized)(R)," "K&G For Men. For Women. For Less(R)," "K&G Men's Superstore(R)," "K&G Men's Superstore (and design)(R)," and "K&G Ladies(R)." The application for the servicemark "K&G Superstore" is in process. In addition, we own or license other trademarks/servicemarks used in the business, principally in connection with the labeling of products purchased through the direct sourcing program.

     We own Canadian trademark registrations for the marks "Moores The Suit People(R)," "Moores Vetements Pour Hommes(R)," "Moores Vetements Pour Hommes (and design)(R)," "Moores Clothing For Men(R)" and "Moores Clothing For Men (and design)(R)." Moores stores operate under the tradenames "Moores Clothing For Men" and "Moores Vetements Pour Hommes."

EMPLOYEES

     At February 1, 2003, we had approximately 11,500 employees, of whom approximately 9,000 were full-time and approximately 2,500 were part-time employees. Seasonality affects the number of part-time employees as well as the number of hours worked by full-time and part-time personnel. Approximately 1,032 of our employees at Golden Brand belong to the Union of Needletrades, Industrial and Textile Employees. Golden Brand is part of a collective bargaining unit, of which it is the largest company. The current union contract expires in November 2005.

ITEM 2.  PROPERTIES

     As of February 1, 2003, we operated 575 stores in 44 states and the District of Columbia and 114 stores in 10 Canadian provinces. The following table sets forth the location, by state or province, of these stores:

                                                                MEN'S
                                                              WEARHOUSE   K&G   MOORES
                                                              ---------   ---   ------
UNITED STATES
California..................................................      86       5
Texas.......................................................      45      12
Florida.....................................................      37       2
Illinois....................................................      23       5
Michigan....................................................      20       6
New York....................................................      24       2
Ohio........................................................      18       5
Pennsylvania................................................      21       1
Georgia.....................................................      15       6
New Jersey..................................................      13       5
Virginia....................................................      17       1
Massachusetts...............................................      14       3
Maryland....................................................      12       4
Washington..................................................      13       2
Colorado....................................................      12       2
North Carolina..............................................      12       1
Arizona.....................................................      11
Minnesota...................................................       9       2
Missouri....................................................      10       1
Connecticut.................................................       9       1
Tennessee...................................................       9       1
Indiana.....................................................       8       1
Oregon......................................................       8
Wisconsin...................................................       7
Alabama.....................................................       5
Louisiana...................................................       4       1
Nevada......................................................       5
Utah........................................................       5
Kansas......................................................       3       1
Kentucky....................................................       3
Nebraska....................................................       3
New Hampshire...............................................       3
Oklahoma....................................................       3
South Carolina..............................................       3
Arkansas....................................................       2
Delaware....................................................       2
Iowa........................................................       2
New Mexico..................................................       2
Idaho.......................................................       1
Maine.......................................................       1
Mississippi.................................................       1
Rhode Island................................................       1
South Dakota................................................       1
West Virginia...............................................       1
District of Columbia........................................       1
CANADA
Ontario.....................................................                      50
Quebec......................................................                      23
British Columbia............................................                      14
Alberta.....................................................                      12
Manitoba....................................................                       5
New Brunswick...............................................                       3
Nova Scotia.................................................                       3
Saskatchewan................................................                       2
Newfoundland................................................                       1
Prince Edward Island........................................                       1
                                                                 ---      --     ---
    Total...................................................     505      70     114
                                                                 ===      ==     ===

     Men's Wearhouse and Moores stores vary in size from approximately 2,950 to 15,100 total square feet (average square footage at February 1, 2003 was 5,562 square feet with 66% of stores having between 4,500 and 6,500 square feet). Men's Wearhouse and Moores stores are primarily located in middle and upper-middle income regional strip and specialty retail shopping centers. We believe our customers generally prefer to limit the amount of time they spend shopping for menswear and seek easily accessible store sites.

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

     K&G stores vary in size from approximately 5,400 to 50,000 total square feet (average square footage at February 1, 2003 was 21,424 square feet with 41% of stores having between 15,000 and 25,000 square feet). K&G stores are "destination" stores located primarily in low-cost warehouses and second generation strip shopping centers that are easily accessible from major highways and thoroughfares. K&G has created a 25,000 square foot prototype men's and ladies' superstore with fitting rooms and convenient check-out, customer service and tailoring areas. K&G stores are organized to convey the impression of a dominant assortment of first-quality merchandise and to project a no-frills, value-oriented warehouse atmosphere. Each element of store layout and merchandise presentation is designed to reinforce K&G's strategy of providing a large selection and assortment in each category. We seek to make K&G stores "customer friendly" by utilizing store signage and grouping merchandise by categories and sizes, with brand name and private label merchandise intermixed. We also seek to instill a sense of urgency for the customer to purchase by opening K&G stores for business on Thursdays (as of April 2003), Fridays, Saturdays and Sundays only, except for a limited number of Monday holidays and an expanded schedule for the holiday season when stores are open every day. Each store is typically staffed with a manager, assistant manager and other employees who serve as customer service and sales personnel and cashiers. Each store also has a tailoring facility with at least one tailor.

     We lease our stores on terms generally from five to ten years with renewal options at higher fixed rates in most cases. Leases typically provide for percentage rent over sales break points. Additionally, most leases provide for a base rent as well as "triple net charges", including but not limited to common area and maintenance expenses, property taxes, utilities, center promotions and insurance. In certain markets, we lease between 1,000 and 3,000 additional square feet in either a Men's Wearhouse store or a separate hub warehouse unit to be utilized as a redistribution facility in that geographic area.

     We own a 240,000 square foot facility situated on approximately seven acres of land in Houston, Texas which serves as our principal office, warehouse and distribution facility. Approximately 65,000 square feet of this facility is used as office space for our financial, information technology and merchandising departments with the remaining 175,000 square feet serving as a warehouse and distribution center. We also own a 150,000 square foot facility, situated on an adjacent six acres, comprised of approximately 9,000 square feet of office space and 141,000 square feet serving as a warehouse and distribution center. During 1999, we purchased a 46-acre site in Houston on which we have developed additional new distribution facilities. The first phase of development, an approximately 385,000 square foot distribution center to support our tuxedo rental program and our flat-packed merchandise, became operational during the first and second quarters of 2001. In 2003, we plan to develop an additional 200,000 square feet as an expansion of our existing tuxedo operations.

     Our executive offices in Fremont, California are housed in a 35,500 square foot facility that we own. This facility serves as an office and training facility. We also lease 17,417 square feet of additional office space in four other locations and 27,000 square feet of warehouse space in Richmond, California.

     K&G leases a 100,000 square foot facility in Atlanta, Georgia which serves as an office, distribution and store facility. Approximately 47,000 square feet of this facility is used as office space for financial, information technology and merchandising personnel, 11,000 square feet is used as a distribution center for store fixtures and supplies and the remaining 42,000 square feet is used as a store.

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

ITEM 3.  LEGAL PROCEEDINGS

     On May 11, 2001, a lawsuit was filed against the Company in the Superior Court of California for the County of San Diego, Cause No. GIC 767223 (the "San Diego County Suit"). The San Diego County Suit, which was brought as a purported class action, alleges several causes of action, each based on the factual allegation that we advertised and sold men's slacks at a marked price that was exclusive of a hemming fee for the pants. The San Diego County Suit seeks: (i) permanent and preliminary injunctions against advertising slacks at prices which do not include hemming; (ii) restitution of all funds allegedly acquired by means of any act or practice declared by the Court to be unlawful or fraudulent or to constitute unfair competition under certain California statutes, (iii) prejudgment interest; (iv) compensatory and punitive damages; (v) attorney's fees; and (vi) costs of suit. We believe that the San Diego County Suit is without merit and the allegations are contrary to customary and well recognized and accepted practices in the sale of men's tailored clothing. The complaint in the San Diego County Suit was subsequently amended to add similar causes of action and requests for relief based upon allegations that our alleged "claims that [it] sell[s] the same garments as department stores at 20% to 30% less" are false and misleading. We believe that such added causes of action are also without merit. The court ruled against the plaintiff's motion for class certification, declining to certify a class. On October 17, 2002, the court granted summary adjudication in favor of the Company on the plaintiff's false advertising claim on behalf of the general public relating to hemming fees, and also reaffirmed its earlier ruling denying class certification. The court found there were triable issues of fact, and therefore denied summary adjudication on the remaining claims. The court has tentatively set a trial date for May 19, 2003. The Company intends to vigorously defend the San Diego County Suit.

     On April 18, 2003, a lawsuit was filed against the Company in the Superior Court of California for the County of Orange, Case No. 03CC00132 (the "Orange County Suit"). On April 21, 2003, a lawsuit was filed against K&G Men's Center, Inc. and K&G Men's Company Inc. (collectively, "K&G"), wholly owned subsidiaries of the Company, in the Los Angeles Superior Court of California, Case No. BC294361 (the "Los Angeles County Suit"; the Los Angeles County Suit and the Orange County Suit shall be referred to jointly as the "Suits"). The Suits, which were both brought as purported class actions, allege several causes of action, each based on the factual allegation that in the State of California the Company and K&G misclassified its managers and assistant managers as exempt from the application of certain California labor statutes. Because of this misclassification, the Suits allege that the Company and K&G failed to pay overtime compensation and provide the required rest periods to such employees. The Suits seek, among other things, declaratory and injunctive relief along with an accounting as to alleged wages, premium pay, penalties, interest and restitution allegedly due the class defendants. We believe that our managers and assistant managers were properly classified as exempt under such statutes and, therefore, properly compensated. The Company believes that the Suits are without merit and intends to vigorously defend them.

     In addition, we are involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of our business. Management believes that none of these matters will have a material adverse effect on our financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 1, 2003.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the New York Stock Exchange under the symbol "MW." The following table sets forth, on a per share basis for the periods indicated, the high and low sale prices per share for our common stock as reported by the New York Stock Exchange:

                                                               HIGH     LOW
                                                              ------   ------
FISCAL YEAR 2001
  First quarter ended May 5, 2001...........................  $32.49   $20.50
  Second quarter ended August 4, 2001.......................   30.00    22.35
  Third quarter ended November 3, 2001......................   26.60    17.00
  Fourth quarter ended February 2, 2002.....................   24.61    17.87
FISCAL YEAR 2002
  First quarter ended May 4, 2002...........................  $26.50   $20.29
  Second quarter ended August 3, 2002.......................   28.72    18.35
  Third quarter ended November 2, 2002......................   20.61     9.61
  Fourth quarter ended February 1, 2003.....................   20.00    13.25

     On April 25, 2003, there were approximately 1,450 holders of record and approximately 5,014 beneficial holders of our common stock.

     We have not paid cash dividends on our common stock and for the foreseeable future we intend to retain all of our earnings for the future operation and expansion of our business. Our credit agreement prohibits the payment of cash dividends on our common stock (see Note 4 of Notes to Consolidated Financial Statements).

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected statement of earnings and balance sheet information for the fiscal years indicated has been derived from The Men's Wearhouse, Inc. (the "Company") audited consolidated financial statements. The Selected Financial Data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto. References herein to years are to the Company's 52-week or 53-week fiscal year, which ends on the Saturday nearest January 31 in the following calendar year. For example, references to "2002" mean the fiscal year ended February 1, 2003. All fiscal years for which financial information is included herein had 52 weeks, except 2000 which had 53 weeks.

     Financial and operating data for all periods presented reflect the retroactive effect of the February 1999 combination with Moores Retail Group Inc. ("Moores") and the June 1999 combination with K&G Men's Center, Inc. ("K&G"), both accounted for as a pooling of interests (see Note 2 of Notes to Consolidated Financial Statements).

                                                1998         1999         2000         2001         2002
                                             ----------   ----------   ----------   ----------   ----------
                                                        (DOLLARS AND SHARES IN THOUSANDS, EXCEPT
                                                          PER SHARE AND PER SQUARE FOOT DATA)
STATEMENT OF EARNINGS DATA:
  Net sales................................  $1,037,831   $1,186,748   $1,333,501   $1,273,154   $1,295,049
  Gross margin.............................     377,834      438,966      514,666      451,111      454,348
  Operating income(5)......................      95,045      100,931      141,158       73,841       69,392
  Earnings before extraordinary item(5)....      50,142       55,957       84,661       43,276       42,412
  Earnings per share of common stock before
    extraordinary item(1)(5):
    Basic..................................  $     1.23   $     1.34   $     2.03   $     1.06   $     1.04
    Diluted................................  $     1.19   $     1.32   $     2.00   $     1.04   $     1.04
  Weighted average shares outstanding(1)...      40,738       41,848       41,769       40,997       40,590
  Weighted average shares outstanding plus
    dilutive potential common shares(1)....      42,964       42,452       42,401       41,446       40,877
  OPERATING INFORMATION:
  Percentage increase/(decrease) in
    comparable US store sales(2)...........         9.6%         7.7%         3.3%       (10.2)%       (3.1)%
  Percentage increase/(decrease) in
    comparable Canadian store sales(2).....         2.1%         0.3%         8.3%         4.2%        (2.1)%
  Average square footage -- all
    stores(3)..............................       6,146        6,193        6,520        7,046        7,174
  Average sales per square foot of selling
    space(4)...............................  $      384   $      400   $      406   $      336   $      319
  Number of stores:
    Open at beginning of the period........         526          579          614          651          680
    Opened.................................          65           54           39           32           16
    Acquired...............................           4           --            1           --           --
    Closed.................................         (16)         (19)          (3)          (3)          (7)
                                             ----------   ----------   ----------   ----------   ----------
    Open at end of the period..............         579          614          651          680          689
  CASH FLOW INFORMATION:
  Capital expenditures.....................  $   53,474   $   47,506   $   79,411   $   64,777   $   45,422
  Depreciation and amortization............      26,761       30,082       34,689       41,949       44,284
  Purchase of treasury stock...............         926        1,273        7,871       30,409       28,058

                                              JANUARY 30,   JANUARY 29,   FEBRUARY 3,   FEBRUARY 2,   FEBRUARY 1,
                                                 1999          2000          2001          2002          2003
                                              -----------   -----------   -----------   -----------   -----------
BALANCE SHEET INFORMATION:
Cash........................................   $ 31,012      $ 77,798      $ 84,426      $ 38,644      $ 84,924
Working capital.............................    230,624       280,251       316,213       301,935       325,272
Total assets................................    535,076       611,195       713,317       717,869       769,313
Long-term debt(6)...........................     44,870        46,697        42,645        37,740        38,709
Shareholders' equity........................    351,455       408,973       494,987       509,883       531,761

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

(5) In 1999, in conjunction with the Moores and K&G combinations as discussed in
    Note 2 of Notes to Consolidated Financial Statements, we recorded transaction costs of $7.7 million, duplicative store closing costs of $6.1 million and litigation costs of $0.9 million. These charges in total reduced operating income by $14.7 million and earnings before extraordinary item by $11.2 million; basic and diluted earnings per share of common stock before extraordinary item were reduced by $0.27 and $0.26, respectively. The transaction costs were composed primarily of investment banking fees, professional fees and contract termination payments, while the duplicative store closing costs consisted primarily of lease termination payments and the write-off of fixed assets associated with the closing of duplicate store sites in existing markets. The litigation charge resulted from the settlement of a lawsuit filed by a former K&G employee related to his employment relationship with K&G. In addition, we recorded an extraordinary charge of $2.9 million, net of a $1.4 million tax benefit, related to the write-off of deferred financing costs and prepayment penalties for the refinancing of approximately US$57 million of Moores' indebtedness.

(6) In August 1998, the Company gave notice to the holders of its outstanding
    5 1/4% Convertible Subordinated Notes (the "Notes") that the Company would redeem the Notes on September 14, 1998. As a result, $36.8 million principal amount of the Notes was converted into 1.6 million shares of the Company's common stock and $20.7 million principal amount was redeemed for an aggregate of $21.5 million. An extraordinary charge of $0.7 million, net of tax benefit of $0.5 million, related to the early retirement of the Notes in fiscal 1998 was recognized.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Men's Wearhouse opened its first store in Houston, Texas in August 1973. The Company combined with Moores Retail Group Inc. ("Moores") in February 1999 and with K&G Men's Center, Inc. ("K&G") in June 1999, with both combinations accounted for as a pooling of interests (see Note 2 of Notes to Consolidated Financial Statements). At February 1, 2003, we operated 575 stores in the United States and 114 stores in Canada. We opened 39 stores in 2000, 32 stores in 2001 and 16 stores in 2002; in addition, we acquired one store in 2000. Expansion is generally continued within a market as long as management believes it will provide profitable incremental sales volume. Historically, this growth has resulted in significant increases in net sales and has also contributed to increased net earnings. However, in 2001, we experienced a decrease in net sales and net earnings primarily as a result of the declining US economy and the effects of the events of September 11, 2001. The continued decline of the US and Canadian economies throughout fiscal year 2002 continued to impact net sales and net earnings in comparison to pre-2001 levels (see "Results of Operations" discussion herein).

     Like most retailers, our business is subject to seasonal fluctuations. Historically, more than 30% of our net sales and more than 45% of our net earnings have been generated during the fourth quarter of each year. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full year.

     We intend to continue our expansion in new and existing markets. We plan to open approximately 10 new Men's Wearhouse stores and seven new K&G stores in 2003, to close two Men's Wearhouse stores and six K&G stores and to expand and/or relocate approximately 19 existing Men's Wearhouse stores and four existing K&G stores. The average cost (excluding telecommunications and point-of-sale equipment and inventory) of opening a new store is expected to be approximately $0.3 million in 2003.

     We have closed 13 stores in the three years ended February 1, 2003. Generally, in determining whether to close a store, we consider the store's historical and projected performance and the continued desirability of the store's location. In determining store contribution, the Company considers net sales, cost of sales and other direct store costs, but excludes buying costs, corporate overhead, depreciation and amortization, financing costs and advertising. Store performance is continually monitored and, occasionally, as regions and shopping areas change, management may determine that it is in our best interest to close or relocate a store. In 2000, three stores were closed due to substandard performance. In 2001, three stores were closed due to substandard performance or lease expiration. In 2002, five stores were closed due to substandard performance or lease expiration and two stores were closed when their operations were combined with other existing area stores.

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

     Our accounting policies are described in Note 1 of Notes to Consolidated Financial Statements. We consistently apply these policies and periodically evaluate the reasonableness of our estimates in light of actual events. Historically, we have found our accounting policies to be appropriate and our estimates and assumptions reasonable. We believe our critical accounting policies and our most significant estimates are those that relate to inventories and long-lived assets, including goodwill, and our estimated liabilities for the self-insured portions of our workers' compensation and employee health benefit costs.

     Our inventory is carried at the lower of cost or market. Cost is determined on the first-in, first-out method for approximately 80% of our inventory and on the retail inventory method for the remaining 20%. Our inventory cost also includes estimated procurement and distribution costs (warehousing, freight, hangers and merchandising costs) associated with the inventory, with the balance of such costs included in cost of sales. We make assumptions, based primarily on historical experience, as to items in our inventory that may be damaged, obsolete or salable only at marked down prices and reduce the cost of inventory to reflect the market value of these items. If actual damages, obsolescence or market demand is significantly different from our estimates, additional inventory write-downs could be required. In addition, procurement and distribution costs are allocated to inventory based on the ratio of annual product purchases to average inventory cost. If this ratio were to change significantly, it could materially affect the amount of procurement and distribution costs included in cost of sales.

     We make judgments about the carrying value of long-lived assets, such as property and equipment and amortizable intangibles, and the recoverability of goodwill whenever events or changes in circumstances indicate that an other-than-temporary impairment in the remaining value of the assets recorded on our balance sheet may exist. We test for impairment annually or more frequently if circumstances dictate. To estimate the fair value of long-lived assets, including goodwill, we make various assumptions about the future prospects for the brand that the asset relates to and typically estimate future cash flows to be generated by these brands. Based on these assumptions and estimates, we determine whether we need to take an impairment charge to reduce the value of the asset stated on our balance sheet to reflect its estimated fair value. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. We recorded no impairment charge as a result of our testing performed during 2002.

     We self-insure portions of our workers' compensation and employee medical costs. We estimate our liability for future payments under these programs based on historical experience and various assumptions as to participating employees, health care costs, number of claims and other factors, including industry trends and information provided to us by our insurance broker. We also use actuarial estimates with respect to workers' compensation. If the number of claims or the costs associated with those claims were to increase significantly over our estimates, additional charges to earnings could be necessary to cover required payments.

RESULTS OF OPERATIONS

     The following table sets forth the Company's results of operations expressed as a percentage of net sales for the periods indicated:

                                                                   FISCAL YEAR
                                                              ---------------------
                                                              2000    2001    2002
                                                              -----   -----   -----
Net sales...................................................  100.0%  100.0%  100.0%
Cost of goods sold, including buying and occupancy costs....   61.4    64.6    64.9
                                                              -----   -----   -----
Gross margin................................................   38.6    35.4    35.1
Selling, general and administrative expenses................   28.0    29.6    29.7
                                                              -----   -----   -----
Operating income............................................   10.6     5.8     5.4
Interest expense, net.......................................    0.1     0.2     0.1
                                                              -----   -----   -----
Earnings before income taxes................................   10.5     5.6     5.3
Provision for income taxes..................................    4.2     2.2     2.0
                                                              -----   -----   -----
Net earnings................................................    6.3%    3.4%    3.3%
                                                              =====   =====   =====

  2002 COMPARED WITH 2001

     The following table presents a breakdown of 2001 and 2002 net sales of the Company by stores open in each of these periods (in millions):

                                                                    NET SALES
                                                        ---------------------------------
                                                                               INCREASE/
STORES                                                    2001        2002     (DECREASE)
------                                                  ---------   --------   ----------
16 stores opened in 2002..............................  $     --    $   24.6     $24.6
32 stores opened in 2001..............................      26.7        57.8      31.1
Stores opened before 2001.............................   1,246.5     1,212.6     (33.9)
                                                        --------    --------     -----
     Total............................................  $1,273.2    $1,295.0     $21.8
                                                        ========    ========     =====

     The Company's net sales increased $21.8 million, or 1.7%, to $1.295 billion for 2002 due primarily to increased sales in US stores opened in 2001 and 2002, offset partially by decreased sales from stores opened prior to fiscal 2001. Comparable store sales (which are calculated by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period) for 2002 decreased 3.1% in the US and 2.1% in Canada from 2001. The decrease in comparable sales for the U.S. and Canadian stores was due mainly to continued weakness in the U.S. and Canadian economies. Sales of men's apparel is particularly affected since buying patterns for men are considered to be more discretionary than those in other apparel areas.

     Gross margin increased $3.2 million, or 0.7%, to $454.3 million in 2002. As a percentage of sales, gross margin decreased from 35.4% in 2001 to 35.1% in 2002. This decrease in gross margin percentage predominately resulted from an increase in occupancy cost (which is relatively constant on a per store basis) as a percentage of sales and higher markdowns at the Men's Wearhouse brand associated with a shift to merchandise with lower opening price points. This was offset in part by our higher margin tuxedo rental revenues increasing from 0.8% of total revenues in fiscal 2001 to 2.5% of total revenues in fiscal 2002.

     Selling, general and administrative ("SG&A") expenses, as a percentage of sales, were 29.7% in 2002 compared to 29.6% in 2001, with SG&A expenditures increasing by $7.7 million or 2.0% to $385.0 million. On an absolute dollar basis, advertising decreased by $1.1 million, store salaries increased by $10.4 million and other SG&A decreased by $1.6 million. As a percentage of sales, advertising expense decreased from 4.8% to 4.6%, store salaries increased from 11.4% to 12.1% and other SG&A expenses decreased from 13.4% to 13.0%. The decrease in advertising was due to planned reductions in media spending. The increase in store salaries was the result of higher sales commission rates in 2002 for promotional and other merchandise sales categories. These commission rates were put in place to help drive the shift to lower opening price points for merchandise offerings at the Men's Wearhouse brand. Other SG&A expenses decreased due to our focus on reducing corporate overhead.

     Interest expense, net of interest income, decreased from $2.9 million in 2001 to $1.3 million in 2002. Weighted average borrowings outstanding decreased $25.5 million from the prior year to $39.8 million in 2002, and the weighted average interest rate on outstanding indebtedness decreased from 5.4% to 4.9%. The decrease in the weighted average borrowings resulted primarily from decreased short-term borrowings under our credit facilities. The decrease in the weighted average interest rate was due primarily to decreases during 2002 in the LIBOR rate. Interest expense was offset by interest income from the investment of excess cash of $0.8 million in 2001 and $1.0 million in 2002. See "Liquidity and Capital Resources" discussion herein.

     Our effective income tax rate for the year ended February 1, 2003 was 37.8% compared to 39.0% for the prior year. The effective tax rate was higher than the statutory federal rate of 35% primarily due to the effect of state income taxes.

     These factors resulted in 2002 net earnings of $42.4 million or 3.3% of net sales, compared with 2001 net earnings of $43.3 million or 3.4% of net sales.

  2001 COMPARED WITH 2000

     The following table presents a breakdown of 2000 and 2001 net sales of the Company by stores open in each of these periods (in millions):

                                                                   NET SALES
                                                        --------------------------------
                                                                              INCREASE/
STORES                                                    2000       2001     (DECREASE)
------                                                  --------   --------   ----------
32 stores opened in 2001..............................  $     --   $   26.7    $  26.7
40 stores opened or acquired in 2000..................      37.6       74.4       36.8
Stores opened before 2000.............................   1,295.9    1,172.1     (123.8)
                                                        --------   --------    -------
     Total............................................  $1,333.5   $1,273.2    $ (60.3)
                                                        ========   ========    =======

     The Company's net sales decreased $60.3 million, or 4.5%, to $1.273 billion for 2001 due primarily to decreased sales in US stores open prior to fiscal year 2000, offset by increased sales from stores opened in 2000 and 2001. Comparable store sales for 2001 decreased 10.2% in the US and increased 4.2% in Canada from 2000. The decrease in comparable sales for the US stores was due mainly to the declining US economy. Sales of men's tailored apparel are particularly affected since buying patterns for men are considered to be more discretionary than those in other apparel areas. The negative effect of the terrorist events of September 11, 2001 on retail and numerous other business sectors also contributed to the decline.

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

     SG&A expenses, as a percentage of sales, were 29.6% in 2001 compared to 28.0% in 2000, with SG&A expenditures increasing by $3.8 million or 1.0% to $377.3 million. On an absolute dollar basis, the principal components of SG&A expenses increased primarily due to our growth in number of stores and increased infrastructure support costs. As a percentage of sales, advertising expense decreased from 5.2% to 4.8%, store salaries increased from 11.1% to 11.4% and other SG&A expenses increased from 11.7% to 13.4%.

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

LIQUIDITY AND CAPITAL RESOURCES

     In January 2003, we replaced our existing $125.0 million revolving credit facility which was scheduled to mature in February 2004 with a new revolving credit agreement with a group of banks (the "Credit Agreement") that provides for borrowing of up to $100.0 million through February 4, 2006. Advances under the new Credit Agreement bear interest at a rate per annum equal to, at our option, the agent's prime rate or the reserve adjusted LIBOR rate plus a varying interest rate margin. The Credit Agreement also provides for fees applicable to unused commitments. The terms and conditions of the new Credit Agreement are substantially the same as those of the replaced facility. As of February 2, 2002 and February 1, 2003, there was no indebtedness outstanding under the respective credit facilities.

     The new Credit Agreement contains various restrictive and financial covenants, including the requirement to maintain a minimum level of net worth and certain financial ratios. The Credit Agreement also prohibits payment of cash dividends on our common stock. We are in compliance with the covenants in the Credit Agreement.

     In addition, in January 2003, we entered into a new Canadian credit facility which is a term credit agreement under which we borrowed Can$62.0 million (US$40.7 million). The term credit borrowing is payable in quarterly installments of Can$0.8 million (US$0.5 million) beginning May 2003, with the remaining unpaid principal payable on February 4, 2008. Borrowings under the new term credit agreement were used to repay approximately Can$60.9 million (US$40.0 million) in outstanding indebtedness of Moores under the previous term credit agreement and to fund financing requirements of Moores. The effective interest rate for the term credit borrowing was 2.8% and 4.3% at February 2, 2002 and February 1, 2003, respectively. Covenants and interest rates for the term credit agreement are substantially similar to those contained in our new Credit Agreement. As of February 2, 2002 and February 1, 2003, there was US$40.1 million and US$40.7 million outstanding under these term credit agreements, respectively.

     Our primary sources of working capital are cash flow from operations and borrowings under the Credit Agreement. We had working capital of $316.2 million, $301.9 million and $325.3 million at the end of 2000, 2001 and 2002, respectively. Historically, our working capital has been at its lowest level in January and February, and has increased through November as inventory buildup is financed with both vendor payables and credit facility borrowings in preparation for the fourth quarter selling season.

     Our operating activities provided net cash of $94.7 million and $52.3 million in 2000 and 2001, respectively, as cash provided by net earnings, adjusted for non-cash charges and increases in payables, was more than offset by increases in inventories and other assets and, in 2001, a decrease in income taxes payable. Inventories increased $36.6 million in 2000 and $22.8 million in 2001 due to seasonal inventory buildup, the addition of inventory for new stores and stores expected to be opened in the following quarter and the purchase of fabric used in the direct sourcing of inventory. Other assets increased primarily due to increased investment in tuxedo rental merchandise, while income taxes payable decreased in 2001 mainly due to reduced earnings. During 2002, our operating activities provided net cash of $113.0 million due mainly to net earnings, adjusted for non-cash charges, a decrease in inventories and an increase in payables, offset partially by an increase in other assets and a decrease in income taxes payable. Our 4.5% decrease in net sales in fiscal 2001, combined with our inventory levels at the end of fiscal 2001 and our modest increase in net sales in fiscal 2002, have resulted in lower planned inventory purchases. We also modified our inventory mix at our Men's Wearhouse stores to increase our offering of opening price point product. As a result, the inventory buildup through fiscal 2002 was not as significant as that typically experienced during prior years and our balance of inventory at year end was less than our fiscal 2001 year end balance. Our payables, however, increased as our buying patterns normalized in the last quarter of 2002. Other assets increased primarily due to increased investment in tuxedo rental merchandise, while income taxes payable decreased mainly due to reduced earnings and a lower effective tax rate associated with the mix of federal and state earnings.

     Our investing activities used net cash of $83.4 million, $66.4 million and $41.2 million in 2000, 2001 and 2002, respectively, due mainly to capital expenditures of $79.4 million, $64.8 million and $45.4 million in 2000, 2001 and 2002, respectively. Our capital expenditures relate to costs incurred for stores opened, remodeled or relocated during the year or under construction at the end of the year and infrastructure technology investments. However, during 2002, cash used for capital expenditures was partially offset by net proceeds received from the sale of substantially all of the assets of Chelsea Market Systems, L.L.C. ("Chelsea") to an unrelated company regularly engaged in the development and licensing of software to the retail industry. As a result of the sale of Chelsea, and after giving effect to the settlement of a related lawsuit, the Company received net proceeds of $6.8 million. Approximately $4.4 million of this amount will be recognized as a pretax operating gain by the Company, pending the lapse of certain indemnification provisions related to the assets sold, in the first quarter of 2003 (see "Other Matters" herein).

     The following table details our capital expenditures (in millions):

                                                              2000    2001    2002
                                                              -----   -----   -----
New store construction......................................  $15.9   $13.3   $ 5.7
Relocation and remodeling of existing stores................   28.9    27.8    23.6
Information technology......................................   18.2    13.2     8.4
Distribution facilities.....................................   10.0     6.4     3.4
Other.......................................................    6.4     4.1     4.3
                                                              -----   -----   -----
     Total..................................................  $79.4   $64.8   $45.4
                                                              =====   =====   =====

     Property additions relating to new stores include stores in various stages of completion at the end of the fiscal year (two stores at the end of 2000, three stores at the end of 2001 and no stores at the end of 2002). Our expenditures for the relocation and remodeling of existing stores continue to be substantial as we have opened fewer new stores.

     We used net cash in financing activities of $4.7 million in 2000, $30.7 million in 2001 and $26.6 million in 2002 mainly for net payments of long-term debt and purchases of treasury stock. As previously noted, we entered into a new Canadian credit facility which is a term credit agreement under which we borrowed Can$62 million (US$40.7 million) in January 2003. Borrowings under the term credit agreement were used to repay approximately Can$60.9 million (US$40.0 million) in outstanding indebtedness of Moores under the previous term credit agreement. In January 2000, the Board of Directors authorized the repurchase of up to one million shares in the open market or in private transactions, dependent on the market price and other considerations. On January 31, 2001, the Board of Directors authorized an expansion of the stock repurchase program for up to an additional two million shares of our common stock. During 2000, 2001 and 2002, we repurchased 335,000, 1,185,000 and 1,480,000 shares of our common stock under this program at a cost of $7.9 million, $30.4 million and $28.1 million, respectively. In November 2002, the Board of Directors authorized a new program for the repurchase of up to $25.0 million of Company stock in the open market or in private transactions. As of February 24, 2003, no shares had yet been repurchased under this program.

     In connection with our share repurchase programs, we have from time to time issued put option contracts and received premiums for doing so, with the premiums being added to our capital in excess of par and effectively reducing the cost of our share repurchases. Under these contracts, the contract counterparties have the option to require us to purchase a specific number of shares of our common stock at specific strike prices per share on specific dates. During 2000, we issued three separate contracts for a total of 650,000 shares and received premiums of $0.9 million. However, the contracts expired unexercised and all of the 335,000 shares we repurchased for $7.9 million in 2000 were acquired in open market transactions. During 2002, we repurchased 980,000 shares of our stock for $16.7 million in the open market and 500,000 shares for $11.4 million through settlement of an option contract. We received a premium of $0.6 million for issuing this contract. The contract counterparty had the option to exercise this contract at a strike price of $22.76 per share on December 17, 2002, but contract completion was required earlier if the market price of our common stock fell below a trigger price of $12.64 per share. During the third quarter of 2002, the market price of our common stock fell below the trigger price and we settled the contract.

     Our primary cash requirements are to finance working capital increases as well as to fund capital expenditure requirements which are anticipated to be approximately $50 million for 2003. This amount includes the anticipated costs of opening approximately 10 new Men's Wearhouse stores and seven new K&G stores in 2003 at an expected average cost per store of approximately $0.3 million (excluding telecommunications and point-of-sale equipment and inventory). It also includes approximately $10.0 million for expansion of our tuxedo distribution facility and additional material handling equipment. The balance of the capital expenditures for 2003 will be used for telecommunications, point-of-sale and other computer equipment and systems, store relocations, remodeling and expansion and infrastructure expansion to support our tuxedo rental business. The Company anticipates that each of the 10 new Men's Wearhouse stores and each of the seven new K&G stores will require, on average, an initial inventory costing approximately $0.4 million and $1.2 million, respectively (subject to the same seasonal patterns affecting inventory at all stores), which will be funded by our revolving credit facility, trade credit and cash from operations. The actual amount of future capital expenditures and inventory purchases will depend in part on the number of new stores opened and the terms on which new stores are leased. Additionally, the continuing consolidation of the men's tailored clothing industry and recent financial difficulties of significant menswear retailers may present us with opportunities to acquire retail chains significantly larger than our past acquisitions. Any such acquisitions may be undertaken as an alternative to opening new stores. We may use cash on hand, together with cash flow from operations, borrowings under our revolving credit facility and issuances of equity securities, to take advantage of significant acquisition opportunities.

     We anticipate that our existing cash and cash flow from operations, supplemented by borrowings under our various credit agreements, will be sufficient to fund planned store openings, other capital expenditures and operating cash requirements for at least the next 12 months.

     In connection with our direct sourcing program, we may enter into purchase commitments that are denominated in a foreign currency (primarily the Euro). We generally enter into forward exchange contracts to reduce the risk of currency fluctuations related to such commitments. As these forward exchange contracts are with two financial institutions, we are exposed to credit risk in the event of nonperformance by these parties. However, due to the creditworthiness of these major financial institutions, full performance is anticipated. We may also be exposed to market risk as a result of changes in foreign exchange rates. This market risk should be substantially offset by changes in the valuation of the underlying transactions.

OTHER MATTERS

     In January 2000, we formed a joint venture company ("Chelsea") for the purpose of developing a new point-of-sale software system for the Company and after successful implementation, exploring the possibility of marketing the system to third parties. Under the terms of the agreement forming Chelsea, we owned 50% of Chelsea and a director and officer owned 50% with the understanding that the officer would assign, either directly or indirectly, some of his interest in Chelsea to other persons involved in the project. The point-of-sale system was developed and successfully deployed by the Company during 2000 and 2001. From January 2000 though March 2002, we funded and recognized as expense all of the operating costs of Chelsea, which aggregated $4.5 million. On March 31, 2002, Chelsea sold substantially all of its assets to an unrelated company regularly engaged in the development and licensing of software to the retail industry. As a result of the sale by Chelsea, and after giving effect to the settlement of the lawsuit, the Company received a net amount of $6.8 million. Approximately $4.4 million of this amount will be recognized as a pretax operating gain by the Company, pending the lapse of certain indemnification provisions related to the assets sold, in the first quarter of 2003.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs and is effective for fiscal years beginning after June 15, 2002. The adoption of this statement will not have a material impact on our financial position or results of operations.

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

     In January 2003, the Financial Accounting Standards Board issued Financial Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. We do not have any variable interest entities created after January 31, 2003. For any arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 is not expected to have a material impact on our financial position or results of operations.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are subject to exposure from fluctuations in U.S. dollar/Euro exchange rates. As further described in Note 9 of Notes to Consolidated Financial Statements and "Item 7, Management's Discussion and Analysis of Financial Information and Results of Operations -- Liquidity and Capital Resources", we utilize foreign currency forward exchange contracts to limit exposure to changes in currency exchange rates. At February 1, 2003, we had four contracts maturing in varying increments to purchase an aggregate notional amount of $1.4 million in foreign currency, maturing at various dates through March 2003. At February 2, 2002, we had 20 contracts maturing in varying increments to purchase an aggregate notional amount of $16.9 million in foreign currency. Unrealized pretax losses on these forward contracts totaled approximately $1.2 million at February 2, 2002. Unrealized pretax gains on these forward contracts totaled approximately $0.2 million at February 1, 2003. A hypothetical 10% change in applicable February 1, 2003 forward rates would increase or decrease this pretax loss by approximately $0.1 million related to these positions. However, it should be noted that any change in the value of these contracts, whether real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged item.

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

     We are also subject to market risk due to our long-term floating rate term loan of US $40.7 million at February 1, 2003 (see Note 4 of Notes to Consolidated Financial Statements). An increase in market interest rates would increase our interest expense and our cash requirements for interest payments. For example, an average increase of 0.5% in the variable interest rate would increase our interest expense and payments by approximately $0.2 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of The Men's Wearhouse, Inc.
Houston, Texas

     We have audited the accompanying consolidated balance sheets of The Men's Wearhouse, Inc. and its subsidiaries (the "Company") as of February 1, 2003 and February 2, 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended February 1, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 1, 2003 and February 2, 2002, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 2003 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for its foreign currency forward exchange contracts effective February 4, 2001, to conform to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" and also changed its method of accounting for goodwill and other intangible assets effective February 3, 2002 to conform to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," as amended.

                                          /s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 24, 2003

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              FEBRUARY 2,   FEBRUARY 1,
                                                                 2002          2003
                                                              -----------   -----------
                                                                   (IN THOUSANDS,
                                                                   EXCEPT SHARES)
                                        ASSETS
CURRENT ASSETS:
  Cash......................................................   $  38,644     $  84,924
  Inventories...............................................     375,471       360,159
  Other current assets......................................      37,220        49,499
                                                               ---------     ---------
     Total current assets...................................     451,335       494,582
                                                               ---------     ---------
PROPERTY AND EQUIPMENT, AT COST:
  Land......................................................       5,778         6,005
  Buildings.................................................      23,199        23,729
  Leasehold improvements....................................     154,398       162,734
  Furniture, fixtures and equipment.........................     203,154       213,391
                                                               ---------     ---------
                                                                 386,529       405,859
  Less accumulated depreciation and amortization............    (175,475)     (195,679)
                                                               ---------     ---------
     Net property and equipment.............................     211,054       210,180
                                                               ---------     ---------
OTHER ASSETS, net...........................................      55,480        64,551
                                                               ---------     ---------
       TOTAL................................................   $ 717,869     $ 769,313
                                                               =========     =========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................   $  87,381     $  98,716
  Accrued expenses..........................................      44,033        55,323
  Current portion of long-term debt.........................       2,359         2,037
  Income taxes payable......................................      15,627        13,234
                                                               ---------     ---------
     Total current liabilities..............................     149,400       169,310
LONG-TERM DEBT..............................................      37,740        38,709
DEFERRED TAXES AND OTHER LIABILITIES........................      20,846        29,533
                                                               ---------     ---------
     Total liabilities......................................     207,986       237,552
                                                               ---------     ---------
COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 2,000,000 shares
     authorized, 1 share issued.............................          --            --
  Common stock, $.01 par value, 100,000,000 shares
     authorized, 42,368,715 and 42,585,179 shares issued....         424           426
  Capital in excess of par..................................     191,888       196,146
  Retained earnings.........................................     355,128       397,540
  Accumulated other comprehensive (loss) income.............      (3,198)           66
                                                               ---------     ---------
     Total..................................................     544,242       594,178
  Treasury stock, 1,365,364 and 2,845,364 shares at cost....     (34,359)      (62,417)
                                                               ---------     ---------
     Total shareholders' equity.............................     509,883       531,761
                                                               ---------     ---------
       TOTAL................................................   $ 717,869     $ 769,313
                                                               =========     =========

  The accompanying notes are an integral part of these consolidated financial statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                              FOR THE YEARS ENDED
            FEBRUARY 3, 2001, FEBRUARY 2, 2002 AND FEBRUARY 1, 2003

                                                                          FISCAL YEAR
                                                           ------------------------------------------
                                                               2000           2001           2002
                                                           ------------   ------------   ------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales................................................   $1,333,501     $1,273,154     $1,295,049
Cost of goods sold, including buying and occupancy
  costs..................................................      818,835        822,043        840,701
                                                            ----------     ----------     ----------
Gross margin.............................................      514,666        451,111        454,348
Selling, general and administrative expenses.............      373,508        377,270        384,956
                                                            ----------     ----------     ----------
Operating income.........................................      141,158         73,841         69,392
Interest expense (net of interest income of $2,845, $841
  and $981, respectively)................................          839          2,867          1,261
                                                            ----------     ----------     ----------
Earnings before income taxes.............................      140,319         70,974         68,131
Provision for income taxes...............................       55,658         27,698         25,719
                                                            ----------     ----------     ----------
Net earnings.............................................   $   84,661     $   43,276     $   42,412
                                                            ==========     ==========     ==========
Net earnings per share:
  Basic..................................................   $     2.03     $     1.06     $     1.04
                                                            ==========     ==========     ==========
  Diluted................................................   $     2.00     $     1.04     $     1.04
                                                            ==========     ==========     ==========
Weighted average shares outstanding:
  Basic..................................................       41,769         40,997         40,590
                                                            ==========     ==========     ==========
  Diluted................................................       42,401         41,446         40,877
                                                            ==========     ==========     ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                              FOR THE YEARS ENDED
            FEBRUARY 3, 2001, FEBRUARY 2, 2002 AND FEBRUARY 1, 2003

                                                                                ACCUMULATED
                                                         CAPITAL                   OTHER
                                               COMMON   IN EXCESS   RETAINED   COMPREHENSIVE   TREASURY
                                               STOCK     OF PAR     EARNINGS   (LOSS) INCOME    STOCK      TOTAL
                                               ------   ---------   --------   -------------   --------   --------
                                                                  (IN THOUSANDS, EXCEPT SHARES)
BALANCE -- January 29, 2000..................   $409    $182,662    $227,191      $    59      $ (1,348)  $408,973
  Comprehensive income:
    Net earnings.............................     --          --      84,661           --            --     84,661
    Translation adjustment...................     --          --          --         (375)           --       (375)
                                                                                                          --------
      Total comprehensive income.............                                                               84,286
  Common stock issued to stock discount
    plan -- 44,713 shares....................     --       1,020          --           --            --      1,020
  Common stock issued upon exercise of stock
    options -- 248,653 shares................      3       3,874          --           --            --      3,877
  Common stock withheld to satisfy tax
    withholding liabilities of optionees --
    3,890 shares.............................     --        (109)         --           --            --       (109)
  Conversion of exchangeable shares to common
    stock -- 984,353 shares..................     10         (10)         --           --            --         --
  Tax benefit recognized upon exercise of
    stock options............................     --       1,382          --           --            --      1,382
  Proceeds from sale of option contracts.....     --         929          --           --            --        929
  Treasury stock purchased -- 335,000
    shares...................................     --          --          --           --        (7,871)    (7,871)
  Treasury stock issued to profit sharing
    plan -- 103,627 shares...................     --         (92)         --           --         2,592      2,500
                                                ----    --------    --------      -------      --------   --------
BALANCE -- February 3, 2001..................    422     189,656     311,852         (316)       (6,627)   494,987
  Comprehensive income:
    Net earnings.............................     --          --      43,276           --            --     43,276
    Translation adjustment...................     --          --          --       (2,157)           --     (2,157)
    Cumulative effect of accounting change on
      derivative instruments.................     --          --          --         (331)           --       (331)
    Change in derivative fair value..........     --          --          --         (394)           --       (394)
                                                                                                          --------
      Total comprehensive income.............                                                               40,394
  Common stock issued to stock discount
    plan -- 56,617 shares....................      1         940          --           --            --        941
  Common stock issued upon exercise of stock
    options -- 79,479 shares.................      1       1,211          --           --            --      1,212
  Tax benefit recognized upon exercise of
    stock options............................     --         258          --           --            --        258
  Treasury stock purchased -- 1,185,000
    shares...................................     --          --          --           --       (30,409)   (30,409)
  Treasury stock issued to profit sharing
    plan -- 106,382 shares...................     --        (177)         --           --         2,677      2,500
                                                ----    --------    --------      -------      --------   --------
BALANCE -- February 2, 2002..................    424     191,888     355,128       (3,198)      (34,359)   509,883
  Comprehensive income:
    Net earnings.............................     --          --      42,412           --            --     42,412
    Translation adjustment...................     --          --          --        2,442            --      2,442
    Change in derivative fair value..........     --          --          --          822            --        822
                                                                                                          --------
      Total comprehensive income.............                                                               45,676
  Common stock issued to stock discount
    plan -- 51,359 shares....................      1         761          --           --            --        762
  Common stock issued upon exercise of stock
    options -- 165,105 shares................      1       2,272          --           --            --      2,273
  Tax benefit recognized upon exercise of
    stock options............................     --         624          --           --            --        624
  Proceeds from sale of options contracts....     --         601          --           --            --        601
  Treasury stock purchased -- 1,480,000
    shares...................................     --          --          --           --       (28,058)   (28,058)
                                                ----    --------    --------      -------      --------   --------
BALANCE -- February 1, 2003..................   $426    $196,146    $397,540      $    66      $(62,417)  $531,761
                                                ====    ========    ========      =======      ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE YEARS ENDED
            FEBRUARY 3, 2001, FEBRUARY 2, 2002 AND FEBRUARY 1, 2003

                                                                       FISCAL YEAR
                                                              ------------------------------
                                                                2000       2001       2002
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings..............................................  $ 84,661   $ 43,276   $ 42,412
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization..........................    34,689     41,949     44,284
     Deferred tax provision.................................     6,028      3,354      7,485
     (Increase) decrease in inventories.....................   (36,632)   (22,773)    17,338
     Increase in other assets...............................    (8,341)    (8,995)   (13,594)
     Increase in accounts payable and accrued expenses......     1,534        719     19,503
     Increase (decrease) in income taxes payable............    12,262     (6,949)    (4,933)
     Increase in other liabilities..........................       500      1,721        531
                                                              --------   --------   --------
       Net cash provided by operating activities............    94,701     52,302    113,026
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................   (79,411)   (64,777)   (45,422)
  Net proceeds from sale of assets..........................        --         --      6,812
  Investment in trademarks, tradenames and other assets.....    (3,989)    (1,590)    (2,619)
                                                              --------   --------   --------
       Net cash used in investing activities................   (83,400)   (66,367)   (41,229)
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock....................     4,897      2,153      3,035
  Long-term borrowings......................................        --         --     39,624
  Repayment of long-term debt...............................    (2,518)    (2,407)   (40,743)
  Deferred financing costs..................................        --         --     (1,075)
  Proceeds from sale of option contracts....................       929         --        601
  Tax payments related to options exercised.................      (109)        --         --
  Purchase of treasury stock................................    (7,871)   (30,409)   (28,058)
                                                              --------   --------   --------
       Net cash used in financing activities................    (4,672)   (30,663)   (26,616)
                                                              --------   --------   --------
Effect of exchange rate changes on cash.....................        (1)    (1,054)     1,099
                                                              --------   --------   --------
INCREASE (DECREASE) IN CASH.................................     6,628    (45,782)    46,280
CASH:
  Beginning of period.......................................    77,798     84,426     38,644
                                                              --------   --------   --------
  End of period.............................................  $ 84,426   $ 38,644   $ 84,924
                                                              ========   ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
     Interest...............................................  $  3,353   $  3,468   $  1,945
                                                              ========   ========   ========
     Income taxes...........................................  $ 38,341   $ 32,539   $ 25,582
                                                              ========   ========   ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Additional capital in excess of par resulting from tax
     benefit recognized upon exercise of stock options......  $  1,382   $    258   $    624
                                                              ========   ========   ========
  Treasury stock contributed to employee stock plan.........  $  2,500   $  2,500   $     --
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              FOR THE YEARS ENDED
            FEBRUARY 3, 2001, FEBRUARY 2, 2002 AND FEBRUARY 1, 2003

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Business -- The Men's Wearhouse, Inc. and its subsidiaries (the "Company") is a specialty retailer of menswear. We operate throughout the United States primarily under the brand names of Men's Wearhouse and K&G and under the brand name of Moores in Canada. We follow the standard fiscal year of the retail industry, which is a 52-week or 53-week period ending on the Saturday closest to January 31. Fiscal year 2000 ended on February 3, 2001, fiscal year 2001 ended on February 2, 2002 and fiscal year 2002 ended on February 1, 2003. Fiscal year 2000 included 53 weeks. Both fiscal years 2001 and 2002 included 52 weeks.

     Principles of Consolidation -- The consolidated financial statements include the accounts of The Men's Wearhouse, Inc. and its wholly owned or controlled subsidiaries. Intercompany accounts and transactions have been eliminated in the consolidated financial statements.

     Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates and assumptions are those relating to inventories, self-insured portions of employee benefit liabilities and valuations of long-lived assets.

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

     Other Assets -- Other assets consist primarily of tuxedo rental assets, goodwill and trademarks, tradenames and other intangibles acquired. We initially record intangible assets at their fair values. Trademarks, tradenames and other intangibles are amortized over estimated useful lives of 4 to 17 years using the straight-line method. Identifiable intangible assets with an indefinite useful life, such as goodwill, are not amortized but are tested for impairment on an annual basis (see "Accounting Change" herein and Note 8).

     Impairment of Long-Lived Assets -- We evaluate the carrying value of long-lived assets, such as property and equipment and amortizable intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined, based on estimated undiscounted future cash flows, that an impairment has occurred, a loss is recognized currently for the impairment (see "Accounting Change" herein).

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

     Fair Value of Financial Instruments -- As of February 2, 2002 and February 1, 2003, management estimates that the fair value of cash, receivables, accounts payable, accrued expenses and long-term debt are carried at amounts that reasonably approximate their fair value.

     New Store Costs -- Promotion and other costs associated with the opening of new stores are expensed as incurred.

     Store Closures and Relocations -- As of the fourth quarter of 2002, when we close or relocate a store, the present value of estimated unrecoverable cost, which is substantially made up of the remaining net lease obligation, is charged to expense. Prior to the fourth quarter of 2002, these costs were expensed upon management's commitment to closing or relocating a store, which was generally before the actual liability was incurred (see "Accounting Change" herein).

     Advertising -- Advertising costs are expensed as incurred or, in the case of media production costs, when the commercial first airs. Advertising expenses were $69.7 million, $61.2 million and $60.1 million in fiscal 2000, 2001 and 2002, respectively.

     Revenue Recognition -- Revenue is recognized at the time of sale and delivery, net of a provision for estimated sales returns.

     Stock Based Compensation -- As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), we account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." We have adopted the disclosure-only provisions of SFAS No. 123 and continue to apply APB Opinion 25 and related interpretations in accounting for the stock option plans and the employee stock purchase plan. Had we elected to apply the accounting standards of SFAS No. 123, our net earnings and net earnings per share would have approximated the pro forma amounts indicated below (in thousands, except per share data):

                                                                  FISCAL YEAR
                                                          ---------------------------
                                                           2000      2001      2002
                                                          -------   -------   -------
Net earnings, as reported...............................  $84,661   $43,276   $42,412
Deduct: Additional compensation expense, net of tax.....   (3,156)   (3,129)   (2,977)
                                                          -------   -------   -------
Pro forma net earnings..................................  $81,505   $40,147   $39,435
                                                          =======   =======   =======
Net earnings per share:
As reported:
  Basic.................................................  $  2.03   $  1.06   $  1.04
  Diluted...............................................  $  2.00   $  1.04   $  1.04
Pro forma:
  Basic.................................................  $  1.95   $  0.98   $  0.97
  Diluted...............................................  $  1.92   $  0.97   $  0.96

     For purposes of computing pro forma net earnings, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which resulted in a weighted-average fair value of $13.82, $11.47 and $11.70 for grants made during fiscal 2000, 2001 and 2002, respectively. The following assumptions were used for option grants in 2000, 2001 and 2002, respectively: expected volatility of 54.71%, 54.01% and 54.14%, risk-free interest rates (U.S. Treasury five year notes) of 6.67%, 4.57% and 4.29%, and an expected life of six years.

     See Note 7 for additional disclosures regarding stock-based compensation.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

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

     In connection with our share repurchase programs (Note 7), we from time to time issue put option contracts and receive premiums for doing so, with the premiums being added to our capital in excess of par. Under these contracts, the contract counterparties have the option to require us to purchase a specific number of shares of our common stock at specific strike prices per share on specific dates.

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

     Segment Information -- We consider our business as one operating segment based on the similar economic characteristics of our three brands. Revenues of Canadian retail operations were $145.7 million, $144.6 million and $141.9 million for fiscal 2000, 2001 and 2002, respectively. Long-lived assets of our Canadian operations were $32.8 million and $35.2 million as of the end of fiscal 2001 and 2002, respectively.

     Accounting Change -- We adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended, on February 4, 2001. In accordance with the transition provisions of SFAS 133, we recorded a cumulative loss adjustment of $0.5 million ($0.3 million, net of tax) in accumulated other comprehensive loss related primarily to the unrealized losses on foreign currency exchange contracts, which were designated as cash-flow hedging instruments. The disclosures required by SFAS No. 133 are included in Note 9.

     We adopted Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), on July 1, 2001, and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), on February 3, 2002. SFAS 141 requires all business combinations completed after June 30, 2001 to be accounted for using the purchase method and eliminates the pooling of interests method. SFAS 142 eliminated the amortization of goodwill and also subjects goodwill to fair-value based impairment tests performed, at a minimum, on an annual basis, or more frequently if circumstances dictate. The adoption of SFAS 142 did not have a material impact on our financial position or results of operations and we recorded no impairment charge. The disclosures required by SFAS 142 are included in Note 8.

     We adopted Statement of Financial Accounting Standards No. 144, "Impairment or Disposal of Long-lived Assets" ("SFAS 144"), on February 3, 2002. SFAS 144 provides a single accounting model for the impairment or disposal of long-lived assets. The adoption of this statement did not have a material impact on our financial position or results of operations.

     We adopted Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), on November 3, 2002. SFAS 146 replaces EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires, among other things, that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES measurement of the liability. The adoption of this statement did not have a material impact on our financial position or results of operations.

     We adopted Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("SFAS 148"), on February 1, 2003. SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of the disclosure requirements of SFAS 148 did not have a material effect on the Company's financial position or results of operations. The disclosures required by SFAS 148 are included as part of this note under the caption "Stock Based Compensation."

     In November 2002, the FASB issued Financial Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement requirement of FIN 45 is effective for guarantees issued or modified after December 31, 2002. As of February 1, 2003, we did not have any material guarantees that were issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002 and are applicable to guarantees issued before December 31, 2002. We did not have any significant guarantees issued before December 31, 2002.

     In November 2002, the Emerging Issues Task Force ("EITF") issued Issue 02-16, "Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor." This EITF addresses the accounting treatment for cash vendor allowances received. The adoption of EITF Issue 02-16 in 2003 did not have an impact on the Company's financial position or results of operations as we do not receive any material vendor allowances.

     New Accounting Pronouncements -- In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs and is effective for fiscal years beginning after June 15, 2002. The adoption of this statement will not have a material impact on our financial position or results of operations.

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

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

     In January 2003, the Financial Accounting Standards Board issued Financial Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. We do not have any variable interest entities created after January 31, 2003. For any arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 is not expected to have a material impact on our financial position or results of operations.

2.  BUSINESS COMBINATIONS AND ACQUISITIONS

     On February 10, 1999, we combined with Moores, a privately owned Canadian corporation, in exchange for securities ("Exchangeable Shares") exchangeable for
2.5 million shares of our common stock. The Exchangeable Shares were issued to the shareholders and option holders of Moores in exchange for all of the outstanding shares of capital stock and options of Moores because of Canadian tax law considerations. As of February 3, 2001, all Exchangeable Shares, which had substantially identical economic and legal rights as shares of our common stock, had been converted on a one-on-one basis to our common stock. As of January 29, 2000, there were 1.0 million Exchangeable Shares that had not yet been converted but were reflected as common stock outstanding for financial reporting purposes by the Company. The combination with Moores has been accounted for as a pooling of interests.

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

3.  EARNINGS PER SHARE

     Basic EPS is computed using the weighted average number of common shares outstanding during the period and net earnings. Diluted EPS gives effect to the potential dilution which would have occurred if additional shares were issued for stock options exercised under the treasury stock method. Diluted EPS also gives effect to the potential dilution of any put option contracts (Note 7) outstanding, computed using the reverse treasury stock method. The following table reconciles the earnings and shares used in the basic and diluted EPS computations (in thousands, except per share amounts):

                                                                  FISCAL YEAR
                                                          ---------------------------
                                                           2000      2001      2002
                                                          -------   -------   -------
Net earnings............................................  $84,661   $43,276   $42,412
                                                          =======   =======   =======
Weighted average number of common shares outstanding....   41,769    40,997    40,590
                                                          =======   =======   =======
Basic earnings per share................................  $  2.03   $  1.06   $  1.04
                                                          =======   =======   =======
Weighted average number of common shares outstanding....   41,769    40,997    40,590
Assumed exercise of stock options.......................      632       449       287
                                                          -------   -------   -------
As adjusted.............................................   42,401    41,446    40,877
                                                          =======   =======   =======
Diluted earnings per share..............................  $  2.00   $  1.04   $  1.04
                                                          =======   =======   =======

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

4.  LONG-TERM DEBT

     In January 2003, we replaced our existing $125.0 million revolving credit facility which was scheduled to mature in February 2004 with a new revolving credit agreement with a group of banks (the "Credit Agreement") that provides for borrowing of up to $100.0 million through February 4, 2006. Advances under the new Credit Agreement bear interest at a rate per annum equal to, at our option, the agent's prime rate or the reserve adjusted LIBOR rate plus a varying interest rate margin. The Credit Agreement also provides for fees applicable to unused commitments. The terms and conditions of the new Credit Agreement are substantially the same as those of the replaced facility. As of February 2, 2002 and February 1, 2003, there was no indebtedness outstanding under the respective credit facilities.

     The new Credit Agreement contains various restrictive and financial covenants, including the requirement to maintain a minimum level of net worth and certain financial ratios. The Credit Agreement also prohibits payment of cash dividends on our common stock. We are in compliance with the covenants in the Credit Agreement.

     In addition, in January 2003, we entered into a new Canadian credit facility which is a term credit agreement under which we borrowed Can$62.0 million (US$40.7 million). The term credit borrowing is payable in quarterly installments of Can$0.8 million (US$0.5 million) beginning May 2003, with the remaining unpaid principal payable on February 4, 2008. Borrowings under the new term credit agreement were used to repay approximately Can$60.9 million (US$40.0 million) in outstanding indebtedness of Moores under the previous term credit agreement and to fund financing requirements of Moores. The effective interest rate for the term credit borrowing was 2.8% and 4.3% at February 2, 2002 and February 1, 2003, respectively. Covenants and interest rates for the term credit agreement are substantially similar to those contained in our new Credit Agreement. As of February 2, 2002 and February 1, 2003, there was US$40.1 million and US$40.7 million outstanding under these credit agreements, respectively.

     Maturities of our long-term debt are as follows: 2003 -- $2.0 million; 2004 -- $2.0 million; 2005 -- $2.0 million; 2006 -- $2.0 million; 2007 -- $2.0 million; 2008 -- $30.7 million.

     We utilize letters of credit primarily for inventory purchases. At February 1, 2003, letters of credit totaling approximately $10.4 million were issued and outstanding.

5.  INCOME TAXES

     The provision for income taxes consists of the following (in thousands):

                                                                  FISCAL YEAR
                                                          ---------------------------
                                                           2000      2001      2002
                                                          -------   -------   -------
Current tax expense:
  Federal...............................................  $37,092   $14,607   $10,248
  State.................................................    4,896     1,715     1,010
  Foreign...............................................    7,642     8,022     6,976
Deferred tax expense (benefit):
  Federal and state.....................................    6,080     3,088     5,695
  Foreign...............................................      (52)      266     1,790
                                                          -------   -------   -------
          Total.........................................  $55,658   $27,698   $25,719
                                                          =======   =======   =======

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

     No provision for U.S. income taxes or Canadian withholding taxes has been made on the cumulative undistributed earnings of Moores (approximately $66.9 million at February 1, 2003) since such earnings are considered to be permanently invested in Canada. The determination of any unrecognized deferred tax liability for the cumulative undistributed earnings of Moores is not considered practicable since such liability, if any, will depend on a number of factors that cannot be known until such time as a decision to repatriate the earnings might be made by management.

     A reconciliation of the statutory federal income tax rate to our effective tax rate is as follows:

                                                                 FISCAL YEAR
                                                              ------------------
                                                              2000   2001   2002
                                                              ----   ----   ----
Federal statutory rate......................................   35%    35%    35%
State income taxes, net of federal benefit..................    3      2      1
Other.......................................................    2      2      2
                                                               --     --     --
                                                               40%    39%    38%
                                                               ==     ==     ==

     At February 2, 2002, we had net deferred tax liabilities of $3.7 million with $8.4 million classified as other current assets and $12.1 million classified as other liabilities (noncurrent). At February 1, 2003, we had net deferred tax liabilities of $8.1 million with $12.7 million classified as other current assets and $20.8 million classified as other liabilities (noncurrent). The state net operating loss and foreign tax credit carryforwards expire in varying amounts annually from 2005 through 2020 and from 2004 through 2007, respectively. A valuation allowance is recorded to reduce the carrying amount of deferred tax assets unless it is more likely than not that such assets will be realized. As of February 2, 2002 and February 1, 2003, no valuation allowance was considered necessary.

     Total deferred tax assets and liabilities and the related temporary differences as of February 2, 2002 and February 1, 2003 were as follows (in thousands):

                                                              FEBRUARY 2,   FEBRUARY 1,
                                                                 2002          2003
                                                              -----------   -----------
Deferred tax assets:
  Accrued rent and other expenses...........................   $  5,368      $  6,854
  Accrued compensation......................................      1,795         1,932
  Accrued inventory markdowns...............................      1,709           985
  Deferred intercompany profits.............................      2,526         2,742
  Unused state operating loss carryforwards.................         --         3,130
  Unused foreign tax credits................................        451           662
  Other.....................................................        449           518
                                                               --------      --------
                                                                 12,298        16,823
                                                               --------      --------
Deferred tax liabilities:
  Capitalized inventory costs...............................     (2,978)       (4,126)
  Property and equipment....................................    (11,449)      (19,533)
  Intangibles...............................................       (665)       (1,225)
  Other.....................................................       (945)           --
                                                               --------      --------
                                                                (16,037)      (24,884)
                                                               --------      --------
Net deferred tax liabilities................................   $ (3,739)     $ (8,061)
                                                               ========      ========

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

6.  OTHER ASSETS AND ACCRUED EXPENSES

     Other assets consist of the following (in thousands):

                                                              FEBRUARY 2,   FEBRUARY 1,
                                                                 2002          2003
                                                              -----------   -----------
Goodwill and other intangibles..............................   $ 53,921      $ 57,727
Accumulated amortization....................................    (14,244)      (14,933)
                                                               --------      --------
                                                                 39,677        42,794
Tuxedo rental assets, deposits and other....................     15,803        21,757
                                                               --------      --------
     Total..................................................   $ 55,480      $ 64,551
                                                               ========      ========

     Accrued expenses consist of the following (in thousands):

Sales, payroll and property taxes payable...................   $  6,795      $  8,874
Accrued salary, bonus and vacation..........................     16,132        17,779
Accrued workers compensation and medical costs..............      4,167         5,419
Unredeemed gift certificates................................      8,072         9,992
Deferred gain on sale of assets.............................         --         4,423
Other.......................................................      8,867         8,836
                                                               --------      --------
     Total..................................................   $ 44,033      $ 55,323
                                                               ========      ========

7.  CAPITAL STOCK, STOCK OPTIONS AND BENEFIT PLANS

     In January 2000, the Board of Directors authorized the repurchase of up to one million shares of our common stock in the open market or in private transactions. On January 31, 2001, the Board authorized an expansion of the program for up to an additional two million shares. During 2000, 2001 and 2002, we repurchased 335,000, 1,185,000 and 1,480,000 shares at a cost of $7.9 million, $30.4 million and $28.1 million, respectively, to complete the program.

     On November 19, 2002, the Board of Directors authorized a new stock repurchase program for up to $25.0 million in shares of our common stock. Under this authorization, we may purchase shares from time to time in the open market or in private transactions, depending on market price and other considerations. As of February 24, 2003, no shares had been repurchased under this program.

     In connection with our share repurchase programs, we have from time to time issued put option contracts and received premiums for doing so, with the premiums being added to our capital in excess of par and effectively reducing the cost of our share repurchases. During 2000, we issued three separate contracts for a total of 650,000 shares and received premiums of $0.9 million. However, the contracts expired unexercised and all of the 335,000 shares we repurchased for $7.9 million in 2000 were acquired in open market transactions. During 2002, we repurchased 980,000 shares of our stock for $16.7 million in the open market and 500,000 shares for $11.4 million through settlement of an option contract. We received a premium of $0.6 million for issuing this contract. The contract counterparty had the option to exercise this contract at a strike price of $22.76 per share on December 17, 2002, but contract completion was required earlier if the market price of our common stock fell below a trigger price of $12.64 per share. During the third quarter of 2002, the market price of our common stock fell below the trigger price and we settled the contract.

     We have adopted the 1992 Stock Option Plan ("1992 Plan") which, as amended, provides for the grant of options to purchase up to 1,071,507 shares of our common stock to full-time key employees (excluding certain officers), the 1996 Stock Option Plan ("1996 Plan") which, as amended, provides for the grant of

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES options to purchase up to 1,850,000 shares of our common stock to full-time key employees (excluding certain officers), and the 1998 Key Employee Stock Option Plan ("1998 Plan") which, as amended, provides for the grant of options to purchase up to 2,100,000 shares of our common stock to full-time key employees (excluding certain officers). The 1992 Plan expired in February 2002 and each of the other plans will expire at the end of ten years; no option may be granted pursuant to the plans after the expiration date. In fiscal 1992, we also adopted a Non-Employee Director Stock Option Plan ("Director Plan") which, as amended, provides for the grant of options to purchase up to 167,500 shares of our common stock to non-employee directors of the Company. In 2001, the Director Plan's termination date was extended to February 23, 2012. Options granted under these plans must be exercised within ten years of the date of grant.

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

     The following table is a summary of our stock option activity:

                                                SHARES UNDER   WEIGHTED AVERAGE     OPTIONS
                                                   OPTION       EXERCISE PRICE    EXERCISABLE
                                                ------------   ----------------   -----------
Options outstanding, January 29, 2000.........   2,052,960          $19.18         1,063,649
                                                                                   =========
  Granted.....................................     741,745          $23.72
  Exercised...................................    (248,653)         $15.59
  Forfeited...................................    (111,691)         $22.74
                                                 ---------
Options outstanding, February 3, 2001.........   2,434,361          $20.76         1,262,993
                                                                                   =========
  Granted.....................................     498,490          $20.45
  Exercised...................................     (79,479)         $15.24
  Forfeited...................................     (60,165)         $23.54
                                                 ---------
Options outstanding, February 2, 2002.........   2,793,207          $20.80         1,594,171
                                                                                   =========
  Granted.....................................     500,800          $20.42
  Exercised...................................    (165,105)         $13.77
  Forfeited...................................    (125,115)         $21.66
                                                 ---------
Options outstanding, February 1, 2003.........   3,003,787          $21.09         1,797,834
                                                 =========                         =========

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

     Grants of stock options outstanding as of February 1, 2003 are summarized as follows:

                                          OPTIONS OUTSTANDING
                                 -------------------------------------     OPTIONS EXERCISABLE
                                                WEIGHTED-                -----------------------
                                                 AVERAGE     WEIGHTED-                 WEIGHTED-
                                                REMAINING     AVERAGE                   AVERAGE
RANGE OF                           NUMBER      CONTRACTUAL   EXERCISE      NUMBER      EXERCISE
EXERCISE PRICES                  OUTSTANDING      LIFE         PRICE     EXERCISABLE     PRICE
---------------                  -----------   -----------   ---------   -----------   ---------
$9.33 to 18.00.................     840,451     4.4 Years     $14.93        629,326     $14.45
18.01 to 21.50.................   1,093,831     7.4 Years      21.18        397,625      21.25
21.51 to 24.00.................     708,063     6.8 Years      23.58        456,469      23.56
24.01 to 50.00.................     361,442     5.8 Years      30.23        314,414      30.73
                                  ---------                               ---------
$9.33 to 50.00.................   3,003,787                   $21.09      1,797,834     $21.11
                                  =========                               =========

     As of February 1, 2003, 1,247,147 options were available for grant under existing plans and 3,878,296 shares of common stock were reserved for future issuance under these plans.

     The difference between the option price and the fair market value of our common stock on the dates that options for 248,653, 79,479 and 165,105 shares of common stock were exercised during 2000, 2001 and 2002, respectively, resulted in a tax benefit to us of $1.4 million in 2000, $0.3 million in 2001 and $0.6 million in 2002, which has been recognized as capital in excess of par. In addition, we withheld 3,890 shares during 2000 of such common stock for withholding payments made to satisfy the optionees' income tax liabilities resulting from the exercises.

     We have a profit sharing plan, in the form of an employee stock plan, which covers all eligible employees, and an employee tax-deferred savings plan. Contributions to the profit sharing plan are made at the discretion of the Board of Directors. During 2000, 2001 and 2002, contributions charged to operations were $2.9 million, $0.4 million and $0.8 million, respectively, for the plans.

     In 1998, we adopted an Employee Stock Discount Plan ("ESDP") which allows employees to authorize after-tax payroll deductions to be used for the purchase of up to 1,425,000 shares of our common stock at 85% of the lesser of the fair market value on the first day of the offering period or the fair market value on the last day of the offering period. We make no contributions to this plan but pay all brokerage, service and other costs incurred. Effective for offering periods beginning July 1, 2002, the plan was amended so that a participant may not purchase more than 125 shares during any calendar quarter. During 2000, 2001 and 2002 employees purchased 44,713, 56,617 and 51,359 shares, respectively, under the ESDP, the weighted-average fair value of which was $22.82, $16.63 and $14.82 per share, respectively. As of February 1, 2003, 1,203,242 shares were reserved for future issuance under the ESDP.

8.  GOODWILL AND OTHER INTANGIBLE ASSETS

     We adopted SFAS 142, "Goodwill and Other Intangible Assets," on February 3, 2002, as noted in Note 1. In accordance with SFAS 142, we discontinued the amortization of goodwill effective February 3, 2002. Additionally, SFAS 142 also subjects goodwill to fair-value based impairment tests performed, at a minimum, on an annual basis, or more frequently if circumstances dictate. We completed the transitional impairment test of goodwill as of February 3, 2002 during the first quarter of 2002 and the annual impairment test of goodwill during the fourth quarter of 2002. No impairment charges were recorded.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

     Had we applied SFAS 142 during 2000 and 2001, our net earnings and net earnings per share would have approximated the pro forma amounts indicated below (in thousands, except per share amounts):

                                                              FOR THE YEAR ENDED
                                                          ---------------------------
                                                           2000      2001      2002
                                                          -------   -------   -------
Net earnings, as reported...............................  $84,661   $43,276   $42,412
Add back:
  Goodwill amortization, net of tax.....................    1,728     1,708        --
                                                          -------   -------   -------
Pro forma net earnings..................................  $86,389   $44,984   $42,412
                                                          =======   =======   =======
Earnings per share:
  Basic:
     Net earnings, as reported..........................  $  2.03   $  1.06   $  1.04
     Goodwill amortization, net of tax..................     0.04      0.04        --
                                                          -------   -------   -------
     Pro forma net earnings.............................  $  2.07   $  1.10   $  1.04
                                                          =======   =======   =======
  Diluted:
     Net earnings, as reported..........................  $  2.00   $  1.04   $  1.04
     Goodwill amortization, net of tax..................     0.04      0.04        --
                                                          -------   -------   -------
     Pro forma net earnings.............................  $  2.04   $  1.08   $  1.04
                                                          =======   =======   =======

     Goodwill and other intangibles are included in other assets in the accompanying balance sheet. Changes in the net carrying amount of goodwill for the years ended February 2, 2002 and February 1, 2003 are as follows (in thousands):

Balance, February 3, 2001...................................................  $38,447
  Goodwill of acquired business.............................................    1,069
  Amortization of goodwill..................................................   (2,800)
  Translation adjustment....................................................   (1,155)
                                                                              -------
Balance, February 2, 2002...................................................   35,561
  Goodwill of acquired business.............................................      233
  Translation adjustment....................................................      813
                                                                              -------
Balance, February 1, 2003...................................................  $36,607
                                                                              =======

     The gross carrying amounts and accumulated amortization of our other intangibles are as follows (in thousands):

                                                              FEBRUARY 2,   FEBRUARY 1,
                                                                 2002          2003
                                                              -----------   -----------
Trademarks, tradenames and other intangibles................    $ 5,465       $ 7,958
Accumulated amortization....................................     (1,350)       (1,771)
                                                                -------       -------
  Net total.................................................    $ 4,115       $ 6,187
                                                                =======       =======

     The pretax amortization expense associated with intangible assets totaled approximately $269,000, $346,000 and $428,000 for fiscal years 2000, 2001 and
2002, respectively. Pretax amortization expense associated with intangible assets at February 1, 2003 is estimated to be approximately $617,000 for each of the fiscal years 2003 through 2005, $579,000 for fiscal year 2006 and $457,000 for fiscal year 2007.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

9.  COMMITMENTS AND CONTINGENCIES

  LEASE COMMITMENTS

     We lease retail business locations, office and warehouse facilities, computer equipment and automotive equipment under operating leases expiring in various years through 2018. Rent expense for fiscal 2000, 2001 and 2002 was $71.8 million, $78.3 million and $86.0 million, respectively, and includes contingent rentals of $0.4 million, $0.3 million and $0.8 million, respectively. Minimum future rental payments under noncancelable operating leases as of February 1, 2003 for each of the next five years and in the aggregate are as follows (in thousands):

FISCAL YEAR                                                    AMOUNT
-----------                                                   --------
2003........................................................  $ 84,923
2004........................................................    78,074
2005........................................................    68,775
2006........................................................    56,418
2007........................................................    46,601
Thereafter..................................................   107,759
                                                              --------
     Total..................................................  $442,550
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

  LEGAL MATTERS

     On May 11, 2001, a lawsuit was filed against the Company in the Superior Court of California for the County of San Diego, Cause No. GIC 767223 (the "San Diego County Suit"). The San Diego County Suit, which was brought as a purported class action, alleges several causes of action, each based on the factual allegation that we advertised and sold men's slacks at a marked price that was exclusive of a hemming fee for the pants. The San Diego County Suit seeks: (i) permanent and preliminary injunctions against advertising slacks at prices which do not include hemming; (ii) restitution of all funds allegedly acquired by means of any act or practice declared by the Court to be unlawful or fraudulent or to constitute unfair competition under certain California statutes, (iii) prejudgment interest; (iv) compensatory and punitive damages; (v) attorney's fees; and (vi) costs of suit. We believe that the San Diego County Suit is without merit and the allegations are contrary to customary and well recognized and accepted practices in the sale of men's tailored clothing. The complaint in the San Diego County Suit was subsequently amended to add similar causes of action and requests for relief based upon allegations that our alleged "claims that [it] sell[s] the same garments as department stores at 20% to 30% less" are false and misleading. We believe that such added causes of action are also without merit. The court ruled against the plaintiff's motion for class certification, declining to certify a class. On October 17, 2002, the court granted summary adjudication in favor of the Company on the plaintiff's false advertising claim on behalf of the general public relating to hemming fees, and also reaffirmed its earlier ruling denying class certification. The court found there were triable issues of fact, and therefore denied summary adjudication on the remaining claims. The court has tentatively set a trial date for May 19, 2003. The Company intends to vigorously defend the San Diego County Suit.

     On April 18, 2003, a lawsuit was filed against the Company in the Superior Court of California for the County of Orange, Case No. 03CC00132 (the "Orange County Suit"). On April 21, 2003, a lawsuit was filed against K&G Men's Center, Inc. and K&G Men's Company Inc. (collectively, "K&G"), wholly owned

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES subsidiaries of the Company, in the Los Angeles Superior Court of California, Case No. BC294361 (the "Los Angeles County Suit"; the Los Angeles County Suit and the Orange County Suit shall be referred to jointly as the "Suits"). The Suits, which were both brought as purported class actions, allege several causes of action, each based on the factual allegation that in the State of California the Company and K&G misclassified its managers and assistant managers as exempt from the application of certain California labor statutes. Because of this misclassification, the Suits allege that the Company and K&G failed to pay overtime compensation and provide the required rest periods to such employees. The Suits seek, among other things, declaratory and injunctive relief along with an accounting as to alleged wages, premium pay, penalties, interest and restitution allegedly due the class defendants. We believe that our managers and assistant managers were properly classified as exempt under such statutes and, therefore, properly compensated. The Company believes that the Suits are without merit and intends to vigorously defend them.

     In addition, we are involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of our business. Management believes that none of these matters will have a material adverse effect on our financial condition or results of operations.

  CURRENCY CONTRACTS

     In connection with our direct sourcing program, we may enter into purchase commitments that are denominated in a foreign currency (primarily the Euro). Our policy is to enter into foreign currency forward exchange contracts to minimize foreign currency exposure related to forecasted purchases of certain inventories. Under SFAS 133, such contracts have been designated as and accounted for as cash flow hedges. The settlement terms of the forward contracts, including amount, currency and maturity, correspond with payment terms for the merchandise inventories. Any ineffective portion of a hedge is reported in earnings immediately. At February 1, 2003, the Company had four contracts maturing in varying increments to purchase an aggregate notional amount of $1.4 million in foreign currency, maturing at various dates through March 2003.

     The changes in the fair value of the foreign currency forward exchange contracts are matched to inventory purchases by period and are recognized in earnings as such inventory is sold. The fair value of the forward exchange contracts is estimated by comparing the cost of the foreign currency to be purchased under the contracts using the exchange rates obtained under the contracts (adjusted for forward points) to the hypothetical cost using the spot rate at year end. We expect to recognize in earnings through January 31, 2004 approximately $0.1 million, net of tax, of existing net gains presently deferred in accumulated other comprehensive income.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

10.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Our quarterly results of operations reflect all adjustments, consisting only of normal, recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The consolidated results of operations by quarter for the 2001 and 2002 fiscal years are presented below (in thousands, except per share amounts):

                                                             FISCAL 2001
                                                            QUARTERS ENDED
                                           ------------------------------------------------
                                            MAY 5,    AUGUST 4,   NOVEMBER 3,   FEBRUARY 2,
                                             2001       2001         2001          2002
                                           --------   ---------   -----------   -----------
Net sales................................  $304,651   $297,153     $285,608      $385,742
Gross margin.............................   111,688    108,295       97,072       134,056
Net earnings.............................  $ 12,742   $ 10,250     $  3,977      $ 16,307
Net earnings per share:
  Basic..................................  $   0.31   $   0.25     $   0.10      $   0.40
  Diluted................................  $   0.31   $   0.25     $   0.10      $   0.39

                                                               FISCAL 2002
                                                             QUARTERS ENDED
                                           ---------------------------------------------------
                                             MAY 4,      AUGUST 3,   NOVEMBER 2,   FEBRUARY 1,
                                              2002         2002         2002          2003
                                           -----------   ---------   -----------   -----------
Net sales................................   $303,857     $308,574     $292,515      $390,103
Gross margin.............................    104,155      107,051       97,940       145,202
Net earnings.............................   $ 10,458     $  7,797     $  4,285      $ 19,872
Net earnings per share:
  Basic..................................   $   0.25     $   0.19     $   0.11      $   0.50
  Diluted................................   $   0.25     $   0.19     $   0.11      $   0.50

     Due to the method of calculating weighted average common shares outstanding, the sum of the quarterly per share amounts may not equal earnings per share for the respective years.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for its Annual Meeting of Shareholders to be held July 1, 2003.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for its Annual Meeting of Shareholders to be held July 1, 2003.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain equity compensation plan information for The Men's Wearhouse as of February 1, 2003.

                                                                                  NUMBER OF SECURITIES
                                                                                   REMAINING AVAILABLE
                                                                                   FOR FUTURE ISSUANCE
                                     NUMBER OF SECURITIES                             UNDER EQUITY
                                         TO BE ISSUED        WEIGHTED-AVERAGE      COMPENSATION PLANS
                                       UPON EXERCISE OF      EXERCISE PRICE OF    (EXCLUDING SECURITIES
                                     OUTSTANDING OPTIONS    OUTSTANDING OPTIONS      IN COLUMN (A))
PLAN CATEGORY                                (A)                    (B)                    (C)
-------------                        --------------------   -------------------   ---------------------
Equity Compensation Plans Approved
  by Security Holders..............       1,629,972                19.22                  637,327
Equity Compensation Plans Not
  Approved by Security
  Holders(1).......................       1,373,815                23.30                  609,820
                                          ---------                -----                ---------
Total..............................       3,003,787                21.09                1,247,147
                                          =========                                     =========

---------------

(1) The Company has adopted the 1998 Key Employee Stock Option Plan (the "1998 Plan") which, as amended, provides for the grant of options to purchase up to 2,100,000 shares of the Company's common stock to full-time key employees (excluding executive officers), of which 1,296,591 shares are to be issued upon the exercise of outstanding options and 609,820 shares remain available for future issuance under the 1998 Plan. Options granted under the 1998 Plan must be exercised within ten years from the date of grant. Unless otherwise provided by the Stock Option Committee, options granted under the 1998 Plan vest at the rate of 1/3 of the shares covered by the grant on each of the first three anniversaries of the date of grant and may not be issued at a price less than 50% of the fair market value of our stock on the date of grant. However, a significant portion of options granted under these Plans vest annually in varying increments over a period from one to ten years.

     In connection with the merger with K&G Men's Center, Inc. in June 1999, the Company granted substitute options to certain holders of options to purchase shares of common stock of K&G Men's Center, Inc. who were not eligible to participate in the Company's stock option plans at a weighted-average exercise price of $38.60. Of the 62,134 shares initially reserved for issuance pursuant to such options, options covering 24,724 shares remain unexercised at this time.

     In connection with other acquisitions, the Company entered into employment or consulting arrangements with certain key individuals at the acquired companies and issued to them options to purchase 30,000 shares at an exercise price of $17.42 and 22,500 shares at an exercise price of $24.25, all of which remain unexercised.

     The additional information required by Item 12 is incorporated herein by reference from the Company's Proxy Statement for its Annual Meeting of Shareholders to be held July 1, 2003.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for its Annual Meeting of Shareholders to be held July 1, 2003.

ITEM 14.  DISCLOSURE CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements

     The following consolidated financial statements of the Company are included in Part II, Item 8.

     Independent Auditors' Report

     Consolidated Balance Sheets as of February 2, 2002 and February 1, 2003

     Consolidated Statements of Earnings for the years ended February 3, 2001,
      February 2, 2002 and February 1, 2003

     Consolidated Statements of Shareholders' Equity for the years ended
      February 3, 2001, February 2, 2002 and February 1, 2003

     Consolidated Statements of Cash Flows for the years ended February 3, 2001,
      February 2, 2002 and February 1, 2003

     Notes to Consolidated Financial Statements

     2. Financial Statement Schedules

     All such schedules are omitted because they are not applicable or because the required information is included in the Consolidated Financial Statements or Notes thereto.

     3. Exhibits

EXHIBIT
NUMBER                                    EXHIBIT
-------                                   -------
   3.1      --  Restated Articles of Incorporation (incorporated by
                reference from Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 30, 1994).
   3.2      --  By-laws, as amended (incorporated by reference from Exhibit
                3.2 to the Company's Annual Report on Form 10-K for the
                fiscal year ended February 1, 1997).

EXHIBIT
NUMBER                                    EXHIBIT
-------                                   -------
   3.3      --  Articles of Amendment to the Restated Articles of
                Incorporation (incorporated by reference from Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1999).
   4.1      --  Restated Articles of Incorporation (included as Exhibit
                3.1).
   4.2      --  By-laws (included as Exhibit 3.2).
   4.3      --  Form of Common Stock certificate (incorporated by reference from Exhibit 4.3 to the Company's Registration Statement on
                Form S-1 (Registration No. 33-45949)).
   4.4      --  Articles of Amendment to the Restated Articles of
                Incorporation (included as Exhibit 3.3).
   4.5      --  Revolving Credit Agreement dated as of January 29, 2003, among the Company and JPMorgan Chase Bank and the Banks
                listed therein (filed herewith).
   4.6      --  Term Credit Agreement dated as of January 29, 2003, among the Company, Golden Moores Finance Company and JPMorgan
                Chase Bank and the Banks listed therein (filed herewith).
   4.7      --  Term Sheet Agreement dated as of January 29, 2003 evidencing the uncommitted CAN$10 million facility of National City
                Bank, Canada Branch to Golden Brand Clothing (Canada) Ltd.
                (filed herewith).
 *10.1      --  1992 Stock Option Plan (incorporated by reference from
                Exhibit 10.5 to the Company's Registration Statement on Form
                S-1 (Registration No. 33-45949)).
 *10.2      --  First Amendment to 1992 Stock Option Plan (incorporated by
                Reference from Exhibit 10.9 to the Company's Registration
                Statement on Form S-1 (Registration No. 33-60516)).
 *10.3      --  1992 Non-Employee Director Stock Option Plan (incorporated by reference from Exhibit 10.7 to the Company's Registration
                Statement on Form S-1 (Registration No. 33-45949)).
 *10.4      --  First Amendment to 1992 Non-Employee Director Stock Option
                Plan (incorporated by reference from Exhibit 10.16 to the
                Company's Registration Statement on Form S-1 (Registration
                No. 33-45949)).
  10.5      --  Commercial Lease dated September 1, 1995, by and between the
                Company and Zig Zag, A Joint Venture (incorporated by
                reference from Exhibit 10.1 to the Company's Quarterly
                Report on Form 10-Q for the quarter ended May 4, 1996).
  10.6      --  Commercial Lease dated April 5, 1989, by and between the
                Company and Preston Road Partnership (incorporated by
                reference from Exhibit 10.10 to the Company's Registration
                Statement on Form S-1 (Registration No. 33-45949)).
 *10.7      --  Stock Agreement dated as of March 23, 1992, between the
                Company and George Zimmer (incorporated by reference from
                Exhibit 10.13 to the Company's Registration Statement on
                Form S-1 (Registration No. 33-45949)).
 *10.8      --  Split-Dollar Agreement and related Split-Dollar Collateral
                Assignment dated November 25, 1994 between the Company,
                George Zimmer and David Edwab, Co-Trustee of the Zimmer 1994
                Irrevocable Trust (incorporated by reference to Exhibit
                10.20 to the Company's Annual Report on Form 10-K for the
                fiscal year ended January 28, 1995).
 *10.9      --  1996 Stock Option Plan (incorporated by reference from
                Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q
                for the quarter ended August 3, 1996).
 *10.10     --  Second Amendment to 1992 Non-Employee Director Stock Option
                Plan (incorporated by reference to Exhibit 10.3 to the
                Company's Quarterly Report on Form 10-Q for the quarter
                ended August 3, 1996).
 *10.11     --  1998 Key Employee Stock Option Plan (incorporated by
                reference from Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998).
 *10.12     --  First Amendment to 1998 Key Employee Stock Option Plan
                (incorporated by reference from Exhibit 4.1 to the Company's
                Registration Statement on Form S-8 (registration No.
                333-80033)).
 *10.13     --  Second Amendment to 1998 Key Employee Stock Option Plan
                (incorporated by reference to Exhibit 10.22 to the Company's
                Annual Report on Form 10-K for the fiscal year ended January
                29, 2000).

EXHIBIT
NUMBER                                    EXHIBIT
-------                                   -------
 *10.14     --  Third Amendment to The Men's Wearhouse, Inc. 1992
                Non-Employee Director Stock Option Plan (incorporated by
                reference from Exhibit 10.1 to the Company's Quarterly
                Report on Form 10-Q for the quarter ended July 29, 2000).
 *10.15     --  Second Amendment [sic] to The Men's Wearhouse, Inc. 1996
                Stock Option Plan (incorporated by reference from Exhibit
                10.2 to the Company's Quarterly Report on Form 10-Q for the
                quarter ended July 29, 2000).
 *10.16     --  Fourth Amendment to 1992 Non-Employee Director Stock Option
                Plan (incorporated by reference from Exhibit 10.1 to the
                Company's Quarterly Report on Form 10-Q for the quarter
                ended May 5, 2001).
 *10.17     --  Split-Dollar Agreement dated January 14, 2002, by and
                between the Company and Eric Lane (incorporated by reference from Exhibit 10.25 to the Company's Annual Report on Form
                10-K for the fiscal year ended February 2, 2002).
 *10.18     --  Split-Dollar Agreement and related Split-Dollar Collateral
                Assignment dated May 25, 1995, by and between the Company
                and David H. Edwab (incorporated by reference from Exhibit
                10.26 to the Company's Annual Report on Form 10-K for the
                fiscal year ended February 2, 2002).
 *10.19     --  Split-Dollar Agreement and related Split-Dollar Collateral
                Assignment dated May 25, 1995, between the Company, David H.
                Edwab and George Zimmer, Co-Trustee of the David H. Edwab
                1995 Irrevocable Trust (incorporated by reference from
                Exhibit 10.27 to the Company's Annual Report on Form 10-K
                for the fiscal year ended February 2, 2002).
 *10.20     --  First Amendment to Split-Dollar Agreement dated January 17,
                2002, between the Company, David H. Edwab and George Zimmer,
                Trustee of the David H. Edwab 1995 Irrevocable Trust
                (incorporated by reference from Exhibit 10.28 to the
                Company's Annual Report on Form 10-K for the fiscal year
                ended February 2, 2002).
 *10.21     --  Employment Agreement dated February 3, 2002, by and between the Company and David H. Edwab (incorporated by reference
                from Exhibit 10.29 to the Company's Annual Report on Form
                10-K for the fiscal year ended February 2, 2002).
  21.1      --  Subsidiaries of the Company (filed herewith).
  23.1      --  Consent of Deloitte & Touche LLP, independent auditors
                (filed herewith).
  99.1      --  Certification of Annual Report Pursuant to Section 906 of
                the Sarbanes-Oxley Act of 2002 by the Chief Executive
                Officer (filed herewith).
  99.2      --  Certification of Annual Report Pursuant to Section 906 of
                the Sarbanes-Oxley Act of 2002 by the Chief Financial
                Officer (filed herewith).

---------------

* Management Compensation or Incentive Plan

     The Company will furnish a copy of any exhibit described above to any beneficial holder of its securities upon receipt of a written request therefor, provided that such request sets forth a good faith representation that, as of the record date for the Company's 2003 Annual Meeting of Shareholders, such beneficial holder is entitled to vote at such meeting, and provided further that such holder pays to the Company a fee compensating the Company for its reasonable expenses in furnishing such exhibits.

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

Dated: May 2, 2003

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

                    SIGNATURE                                        TITLE                      DATE
                    ---------                                        -----                      ----

                /s/ GEORGE ZIMMER                           Chairman of the Board,           May 2, 2003
 ------------------------------------------------    Chief Executive Officer and Director
                  George Zimmer


                /s/ NEILL P. DAVIS                      Executive Vice President, Chief      May 2, 2003
 ------------------------------------------------       Financial Officer and Principal
                  Neill P. Davis                               Financial Officer


               /s/ DIANA M. WILSON                       Vice President and Principal        May 2, 2003
 ------------------------------------------------             Accounting Officer
                 Diana M. Wilson


                /s/ DAVID H. EDWAB                      Vice Chairman of the Board and       May 2, 2003
 ------------------------------------------------                  Director
                  David H. Edwab


              /s/ RINALDO S. BRUTOCO                               Director                  May 2, 2003
 ------------------------------------------------
                Rinaldo S. Brutoco


                /s/ MICHAEL L. RAY                                 Director                  May 2, 2003
 ------------------------------------------------
                  Michael L. Ray


               /s/ SHELDON I. STEIN                                Director                  May 2, 2003
 ------------------------------------------------
                 Sheldon I. Stein


                                                                   Director
 ------------------------------------------------
                  Kathleen Mason

I, George Zimmer, certify that:

     1. I have reviewed this annual report on Form 10-K of The Men's Wearhouse, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By        /s/ GEORGE ZIMMER
                                            ------------------------------------
                                                       George Zimmer
                                                 Chairman of the Board and
                                                  Chief Executive Officer

Dated: May 2, 2003

I, Neill P. Davis, certify that:

     1. I have reviewed this annual report on Form 10-K of The Men's Wearhouse, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By       /s/ NEILL P. DAVIS
                                            ------------------------------------
                                                       Neill P. Davis
                                            Executive Vice President, Chief
                                             Financial Officer
                                              and Principal Financial Officer

Dated: May 2, 2003

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                    EXHIBIT
-------                                   -------
   3.1      --  Restated Articles of Incorporation (incorporated by
                reference from Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 30, 1994).
   3.2      --  By-laws, as amended (incorporated by reference from Exhibit
                3.2 to the Company's Annual Report on Form 10-K for the
                fiscal year ended February 1, 1997).
   3.3      --  Articles of Amendment to the Restated Articles of
                Incorporation (incorporated by reference from Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1999).
   4.1      --  Restated Articles of Incorporation (included as Exhibit
                3.1).
   4.2      --  By-laws (included as Exhibit 3.2).
   4.3      --  Form of Common Stock certificate (incorporated by reference from Exhibit 4.3 to the Company's Registration Statement on
                Form S-1 (Registration No. 33-45949)).
   4.4      --  Articles of Amendment to the Restated Articles of
                Incorporation (included as Exhibit 3.3).
   4.5      --  Revolving Credit Agreement dated as of January 29, 2003, among the Company and JPMorgan Chase Bank and the Banks
                listed therein (filed herewith).
   4.6      --  Term Credit Agreement dated as of January 29, 2003, among the Company, Golden Moores Finance Company and JPMorgan
                Chase Bank and the Banks listed therein (filed herewith).
   4.7      --  Term Sheet Agreement dated as of January 29, 2003 evidencing the uncommitted CAN$10 million facility of National City
                Bank, Canada Branch to Golden Brand Clothing (Canada) Ltd.
                (filed herewith).
 *10.1      --  1992 Stock Option Plan (incorporated by reference from
                Exhibit 10.5 to the Company's Registration Statement on Form
                S-1 (Registration No. 33-45949)).
 *10.2      --  First Amendment to 1992 Stock Option Plan (incorporated by
                Reference from Exhibit 10.9 to the Company's Registration
                Statement on Form S-1 (Registration No. 33-60516)).
 *10.3      --  1992 Non-Employee Director Stock Option Plan (incorporated by reference from Exhibit 10.7 to the Company's Registration
                Statement on Form S-1 (Registration No. 33-45949)).
 *10.4      --  First Amendment to 1992 Non-Employee Director Stock Option
                Plan (incorporated by reference from Exhibit 10.16 to the
                Company's Registration Statement on Form S-1 (Registration
                No. 33-45949)).
  10.5      --  Commercial Lease dated September 1, 1995, by and between the
                Company and Zig Zag, A Joint Venture (incorporated by
                reference from Exhibit 10.1 to the Company's Quarterly
                Report on Form 10-Q for the quarter ended May 4, 1996).
  10.6      --  Commercial Lease dated April 5, 1989, by and between the
                Company and Preston Road Partnership (incorporated by
                reference from Exhibit 10.10 to the Company's Registration
                Statement on Form S-1 (Registration No. 33-45949)).
 *10.7      --  Stock Agreement dated as of March 23, 1992, between the
                Company and George Zimmer (incorporated by reference from
                Exhibit 10.13 to the Company's Registration Statement on
                Form S-1 (Registration No. 33-45949)).
 *10.8      --  Split-Dollar Agreement and related Split-Dollar Collateral
                Assignment dated November 25, 1994 between the Company,
                George Zimmer and David Edwab, Co-Trustee of the Zimmer 1994
                Irrevocable Trust (incorporated by reference to Exhibit
                10.20 to the Company's Annual Report on Form 10-K for the
                fiscal year ended January 28, 1995).
 *10.9      --  1996 Stock Option Plan (incorporated by reference from
                Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q
                for the quarter ended August 3, 1996).
 *10.10     --  Second Amendment to 1992 Non-Employee Director Stock Option
                Plan (incorporated by reference to Exhibit 10.3 to the
                Company's Quarterly Report on Form 10-Q for the quarter
                ended August 3, 1996).
 *10.11     --  1998 Key Employee Stock Option Plan (incorporated by
                reference from Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998).

EXHIBIT
NUMBER                                    EXHIBIT
-------                                   -------
 *10.12     --  First Amendment to 1998 Key Employee Stock Option Plan
                (incorporated by reference from Exhibit 4.1 to the Company's
                Registration Statement on Form S-8 (registration No.
                333-80033)).
 *10.13     --  Second Amendment to 1998 Key Employee Stock Option Plan
                (incorporated by reference to Exhibit 10.22 to the Company's
                Annual Report on Form 10-K for the fiscal year ended January
                29, 2000).
 *10.14     --  Third Amendment to The Men's Wearhouse, Inc. 1992
                Non-Employee Director Stock Option Plan (incorporated by
                reference from Exhibit 10.1 to the Company's Quarterly
                Report on Form 10-Q for the quarter ended July 29, 2000).
 *10.15     --  Second Amendment [sic] to The Men's Wearhouse, Inc. 1996
                Stock Option Plan (incorporated by reference from Exhibit
                10.2 to the Company's Quarterly Report on Form 10-Q for the
                quarter ended July 29, 2000).
 *10.16     --  Fourth Amendment to 1992 Non-Employee Director Stock Option
                Plan (incorporated by reference from Exhibit 10.1 to the
                Company's Quarterly Report on Form 10-Q for the quarter
                ended May 5, 2001).
 *10.17     --  Split-Dollar Agreement dated January 14, 2002, by and
                between the Company and Eric Lane (incorporated by reference from Exhibit 10.25 to the Company's Annual Report on Form
                10-K for the fiscal year ended February 2, 2002).
 *10.18     --  Split-Dollar Agreement and related Split-Dollar Collateral
                Assignment dated May 25, 1995, by and between the Company
                and David H. Edwab (incorporated by reference from Exhibit
                10.26 to the Company's Annual Report on Form 10-K for the
                fiscal year ended February 2, 2002).
 *10.19     --  Split-Dollar Agreement and related Split-Dollar Collateral
                Assignment dated May 25, 1995, between the Company, David H.
                Edwab and George Zimmer, Co-Trustee of the David H. Edwab
                1995 Irrevocable Trust (incorporated by reference from
                Exhibit 10.27 to the Company's Annual Report on Form 10-K
                for the fiscal year ended February 2, 2002).
 *10.20     --  First Amendment to Split-Dollar Agreement dated January 17,
                2002, between the Company, David H. Edwab and George Zimmer,
                Trustee of the David H. Edwab 1995 Irrevocable Trust
                (incorporated by reference from Exhibit 10.28 to the
                Company's Annual Report on Form 10-K for the fiscal year
                ended February 2, 2002).
 *10.21     --  Employment Agreement dated February 3, 2002, by and between the Company and David H. Edwab (incorporated by reference
                from Exhibit 10.29 to the Company's Annual Report on Form
                10-K for the fiscal year ended February 2, 2002).
  21.1      --  Subsidiaries of the Company (filed herewith).
  23.1      --  Consent of Deloitte & Touche LLP, independent auditors
                (filed herewith).
  99.1      --  Certification of Annual Report Pursuant to Section 906 of
                the Sarbanes-Oxley Act of 2002 by the Chief Executive
                Officer (filed herewith).
  99.2      --  Certification of Annual Report Pursuant to Section 906 of
                the Sarbanes-Oxley Act of 2002 by the Chief Financial
                Officer (filed herewith).

---------------

* Management Compensation or Incentive Plan