Form 10-Q
period 2003-05-03
MENS WEARHOUSE INC
filed 2003-06-17
CIK 884217

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended           May 3, 2003          or
                                   --------------------------------


[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

     For the transition period from                   to__________
                                   -------------------

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


    The number of shares of common stock of the Registrant, par value $.01 per share, outstanding at June 13, 2003 was 39,414,717, excluding 3,189,523 shares classified as Treasury Stock.

===============================================================================

                                  REPORT INDEX


PART AND ITEM NO.                                                                                      PAGE NO.
-----------------                                                                                      --------
PART I - Financial Information

     Item 1 - Financial Statements

     General Information......................................................................            1

     Consolidated Balance Sheets as of May 4, 2002 (unaudited), May 3, 2003                               2
       (unaudited) and February 1, 2003.......................................................

     Consolidated Statements of Earnings for the Quarters Ended May 4, 2002  (unaudited)
       and May 3, 2003 (unaudited)............................................................            3

     Consolidated Statements of Cash Flows for the Quarters Ended May 4, 2002
       (unaudited) and May 3, 2003 (unaudited)................................................            4

     Notes to Consolidated Financial Statements...............................................            5

     Item 2 - Management's Discussion and Analysis of Financial Condition and Results
       of Operations..........................................................................            9

     Item 3 - Qualitative and Quantitative Disclosures about Market Risk......................            12

     Item 4 - Controls and Procedures.........................................................            12

PART II - Other Information

     Item 1 - Legal Proceedings...............................................................            13

     Item 6 - Exhibits and Reports on Form 8-K................................................            14

SIGNATURES....................................................................................            14

CERTIFICATIONS................................................................................            15

                          PART I. FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                               GENERAL INFORMATION

     The consolidated financial statements herein include the accounts of The Men's Wearhouse, Inc. and its subsidiaries (the "Company") and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures have been condensed or omitted. We believe that the presentation and disclosures herein are adequate to make the information not misleading, and the financial statements reflect all elimination entries and normal adjustments which are necessary for a fair statement of the results for the three months ended May 4, 2002 and May 3, 2003.

     Operating results for interim periods are not necessarily indicative of the results for full years. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended February 1, 2003 and the related notes thereto included in the Company's Annual Report on Form 10-K for the year then ended filed with the SEC.

    Unless the context otherwise requires, "Company", "we", "us" and "our" refer to The Men's Wearhouse, Inc. and its subsidiaries.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                          MAY 4,             MAY 3,           FEBRUARY 1,
                              ASSETS                                       2002               2003               2003
                                                                     ---------------    ---------------    ---------------
                                                                        (UNAUDITED)        (UNAUDITED)
CURRENT ASSETS:
  Cash..........................................................     $        52,427    $        77,995    $        84,924
  Inventories...................................................             376,285            391,062            360,159
  Other current assets..........................................              40,479             48,796             49,499
                                                                     ---------------    ---------------    ---------------

     Total current assets.......................................             469,191            517,853            494,582

PROPERTY AND EQUIPMENT, net.....................................             211,520            207,775            210,180

OTHER ASSETS, net...............................................              55,423             69,415             64,551
                                                                     ---------------    ---------------    ---------------

          TOTAL.................................................     $       736,134    $       795,043    $       769,313
                                                                     ===============    ===============    ===============


               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable..............................................     $        88,457    $       111,226    $        98,716
  Accrued expenses..............................................              47,091             49,535             55,323
  Current portion of long-term debt.............................               2,399              2,185              2,037
  Income taxes payable..........................................              14,871             17,997             13,234
                                                                     ---------------    ---------------    ---------------

     Total current liabilities..................................             152,818            180,943            169,310

LONG-TERM DEBT..................................................              37,788             40,961             38,709

DEFERRED TAXES AND OTHER LIABILITIES............................              21,821             27,935             29,533
                                                                     ---------------    ---------------    ---------------

     Total liabilities..........................................             212,427            249,839            237,552
                                                                     ---------------    ---------------    ---------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock...............................................                  --                 --                 --
  Common stock..................................................                 425                426                426
  Capital in excess of par......................................             193,737            195,928            196,146
  Retained earnings.............................................             365,586            408,552            397,540
  Accumulated other comprehensive (loss) income.................              (1,682)             4,880                 66
                                                                     ----------------   ---------------    ---------------
     Total......................................................             558,066            609,786            594,178

  Treasury stock, at cost.......................................             (34,359)           (64,582)           (62,417)
                                                                     ----------------   ----------------   ----------------

     Total shareholders' equity.................................             523,707            545,204            531,761
                                                                     ---------------    ---------------    ---------------

          TOTAL.................................................     $       736,134    $       795,043    $       769,313
                                                                     ===============    ===============    ===============

                 See Notes to Consolidated Financial Statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                       FOR THE QUARTER ENDED
                                                                                -----------------------------------
                                                                                     MAY 4,              MAY 3,
                                                                                      2002                2003
                                                                                ----------------   ----------------

          Net sales...........................................................  $        303,857   $        313,122

          Cost of goods sold, including buying and occupancy costs............           199,702            201,903
                                                                                ----------------   ----------------

          Gross margin........................................................           104,155            111,219

          Selling, general and administrative expenses........................            87,092             93,292
                                                                                ----------------   ----------------

          Operating income....................................................            17,063             17,927

          Interest expense, net...............................................               263                379
                                                                                ----------------   ----------------

          Earnings before income taxes........................................            16,800             17,548

          Provision for income taxes..........................................             6,342              6,536
                                                                                ----------------   ----------------

          Net earnings........................................................  $         10,458   $         11,012
                                                                                ================   ================

          Net earnings per share:
            Basic.............................................................  $           0.25   $           0.28
                                                                                ================   ================

            Diluted...........................................................  $           0.25   $           0.28
                                                                                ================   ================


          Weighted average shares outstanding:
            Basic.............................................................            41,058             39,632
                                                                                ================   ================

            Diluted...........................................................            41,512             39,709
                                                                                ================   ================

                 See Notes to Consolidated Financial Statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     FOR THE QUARTER ENDED
                                                                               -------------------------------
                                                                                   MAY 4,            MAY 3,
                                                                                    2002              2003
                                                                               --------------   --------------
           CASH FLOWS FROM OPERATING ACTIVITIES:
             Net earnings................................................      $       10,458   $       11,012
             Adjustments to reconcile net earnings to net cash
             provided by operating activities:
                Depreciation and amortization............................              10,654           12,604
                Gain on sale of assets...................................                  --           (4,381)
                Deferred tax provision...................................               2,005              435
                Increase in inventories..................................                  (5)         (27,149)
                Increase in other assets.................................              (3,804)          (4,102)
                Increase in accounts payable and accrued expenses........                  33           10,454
                (Decrease) increase in income taxes payable..............                (294)           4,745
                Increase (decrease) in other liabilities.................                  73              (53)
                                                                               --------------   --------------

                     Net cash provided by operating activities...........              19,120            3,565
                                                                               --------------   --------------

           CASH FLOWS FROM INVESTING ACTIVITIES:
             Capital expenditures........................................             (13,007)          (8,798)
             Net proceeds from sale of assets............................               6,812               --
             Investment in trademarks, tradenames and other assets.......                (201)             (84)
                                                                               --------------   --------------

                     Net cash used in investing activities...............              (6,396)          (8,882)
                                                                               --------------   --------------

           CASH FLOWS FROM FINANCING ACTIVITIES:
             Proceeds from issuance of common stock......................               1,395              179
             Deferred financing costs....................................                  --              (14)
             Principal payments on long-term debt........................                (591)            (524)
             Purchase of treasury stock..................................                  --           (3,062)
                                                                               --------------   --------------

                     Net cash provided by (used in) financing activities.                 804           (3,421)
                                                                               --------------   --------------

           Effect of exchange rate changes on cash.......................                 255            1,809
                                                                               --------------   --------------

           INCREASE (DECREASE) IN CASH...................................              13,783           (6,929)
           CASH:
             Beginning of period.........................................              38,644           84,924
                                                                               --------------   --------------

             End of period...............................................      $       52,427   $       77,995
                                                                               ==============   ==============

                 See Notes to Consolidated Financial Statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  SIGNIFICANT ACCOUNTING POLICIES

    Basis of Presentation - The consolidated financial statements include the accounts of The Men's Wearhouse, Inc. and its subsidiaries (the "Company"). Except for those discussed below, there have been no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, see Note 1 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended February 1, 2003.

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

                                                        FOR THE QUARTER ENDED
                                                      ---------------------------
                                                         MAY 4,         MAY 3,
                                                          2002           2003
                                                      -----------     -----------
    Net earnings, as reported.........................$    10,458     $   11,012
    Deduct: Additional compensation expense,
      net of tax......................................       (745)          (533)
                                                      -----------     ----------
    Pro forma net earnings............................$     9,713     $   10,479
                                                      ===========     ==========

    Net earnings per share:
    As reported:
      Basic...........................................$      0.25     $     0.28
      Diluted.........................................$      0.25     $     0.28

    Pro forma:
      Basic...........................................$      0.24     $     0.26
      Diluted.........................................$      0.23     $     0.26

     Accounting Change -- We adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), on February 2, 2003. SFAS 143 addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The adoption of this statement did not have a material impact on our financial position or results of operations.

    We adopted Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"), on February 2, 2003. SFAS 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". SFAS 145 also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". In addition, SFAS 145 amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also makes non-substantive technical corrections to existing pronouncements. The adoption of this statement did not have a material impact on our financial position or results of operations.

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

    We adopted Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"), as of February 1, 2003. SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of the disclosure requirements of SFAS 148 did not have a material effect on the Company's financial position or results of operations. The disclosures required by SFAS 148 are included as part of this note under the caption "Stock Based Compensation."

    In November 2002, the FASB issued Financial Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement requirement of FIN 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002 and are applicable to guarantees issued before December 31, 2002. The adoption of FIN 45 did not have a material impact on our financial position or results of operations.

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

    New Accounting Pronouncements -- In January 2003, the Financial Accounting Standards Board issued Financial Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. We do not have any variable interest entities created after January 31, 2003. For any arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 is not expected to have a material impact on our financial position or results of operations.

    In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this statement is not expected to have a material impact on our financial position or results of operations.

    In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments, many of which were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement is not expected to have a material impact on our financial position or results of operations.

2.  EARNINGS PER SHARE

     Basic earnings per share ("EPS") is computed using the weighted average number of common shares outstanding during the period and net earnings. Diluted EPS gives effect to the potential dilution which would have occurred if additional shares were issued for stock options exercised under the treasury stock method. Diluted EPS also gives effect to the potential dilution of any put options outstanding, computed using the reverse treasury stock method.

3.   ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING

     In connection with our direct sourcing program, we may enter into purchase commitments that are denominated in a foreign currency (primarily the Euro). Our policy is to enter into foreign currency forward exchange contracts to minimize foreign currency exposure related to forecasted purchases of certain inventories. Under SFAS 133, such contracts have been designated as and accounted for as cash flow hedges. The settlement terms of the forward contracts, including amount, currency and maturity, correspond with payment terms for the merchandise inventories. Any ineffective portion of a hedge is reported in earnings immediately. At May 3, 2003, the Company had 18 contracts maturing in varying increments to purchase an aggregate notional amount of $17.2 million in foreign currency, maturing at various dates through January 2004.

     The changes in the fair value of the foreign currency forward exchange contracts are matched to inventory purchases by period and are recognized in earnings as such inventory is sold. The fair value of the forward exchange contracts is estimated by comparing the cost of the foreign currency to be purchased under the contracts using the exchange rates obtained under the contracts (adjusted for forward points) to the hypothetical cost using the spot rate at quarter end. We expect to recognize in earnings through January 31, 2004 approximately $0.3 million, net of tax, of existing net gains presently deferred in accumulated other comprehensive income.

4.  COMPREHENSIVE INCOME AND SUPPLEMENTAL CASH FLOWS

     Our comprehensive income is as follows (in thousands):

                                                         FOR THE QUARTER ENDED
                                                     --------------------------
                                                        MAY 4,          MAY 3,
                                                         2002            2003
                                                     ----------       ---------
    Net earnings...................................  $   10,458       $  11,012
    Change in derivative fair value, net of tax....         723             173
    Currency translation adjustments, net of tax...         793           4,641
                                                     ----------       ---------
    Comprehensive income...........................  $   11,974       $  15,826
                                                     ==========       =========

     We paid cash during the first quarter of 2002 of $0.6 million for interest and $3.5 million for income taxes, compared with $0.5 million for interest and $1.6 million for income taxes during the first quarter of 2003. We had non-cash investing and financing activities resulting from the tax benefit recognized upon exercise of stock options of $0.5 million and $0.0 million for the first quarters of 2002 and 2003, respectively, and from the issuance of treasury stock to the employee stock ownership plan of $0.5 million in the first quarter of 2003. No issuance of treasury stock to the employee stock ownership plan occurred during the first quarter of 2002.

5.  GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill and other intangibles are included in other assets in the accompanying balance sheet. Changes in the net carrying amount of goodwill for the year ended February 1, 2003 and for the three months ended May 3, 2003 are as follows (in thousands):

    Balance, February 2, 2002.......................................... $ 35,561
         Goodwill of acquired business.................................      233
         Translation adjustment........................................      813
                                                                        --------
    Balance, February 1, 2003.......................................... $ 36,607
         Translation adjustment........................................    1,319
                                                                        --------
    Balance, May 3, 2003............................................... $ 37,926
                                                                        ========

     The gross carrying amount and accumulated amortization of our other intangibles are as follows (in thousands):

                                      MAY 4,         MAY 3,          FEBRUARY 1,
                                       2002           2003              2003
                                   ------------   ------------     --------------

    Trademarks, tradenames and
      other intangibles..........  $      5,465   $      7,908     $        7,958
    Accumulated amortization.....        (1,435)        (1,874)            (1,771)
                                   ------------   ------------     --------------
         Net total...............  $      4,030   $      6,034     $        6,187
                                   ============   ============     ==============

     The pretax amortization expense associated with intangible assets totaled approximately $85,000 and $154,000 for the quarters ended May 4, 2002 and May 3, 2003, respectively, and approximately $428,000 for the year ended February 1, 2003. Pretax amortization associated with intangible assets at May 3, 2003 is estimated to be $461,000 for the remainder of fiscal year 2003, $615,000 for each of the fiscal years 2004 through 2005, $577,000 for fiscal year 2006 and $455,000 for fiscal year 2007.

                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     For supplemental information, it is suggested that "Management's Discussion and Analysis of Financial Condition and Results of Operations" be read in conjunction with the corresponding section included in our Annual Report on Form 10-K for the year ended February 1, 2003. References herein to years are to our 52-week or 53-week fiscal year which ends on the Saturday nearest January 31 in the following calendar year. For example, references to "2003" mean the 52-week fiscal year ending January 31, 2004.

     The following table presents information with respect to stores in operation during each of the respective fiscal periods.

                                           FOR THE QUARTER ENDED     YEAR ENDED
                                           ----------------------   ------------
                                            MAY 4,      MAY 3,       FEBRUARY 1,
                                             2002        2003           2003
                                           --------   ---------     ------------

    Stores open at beginning of period...     680        689           680
      Opened.............................       8         --            16
      Closed.............................      --         (5)           (7)
                                             ----       -----         -----
    Stores open at end of period.........     688        684           689
                                              ===        ===           ===


    Stores open at end of period:
      U.S. --
        Men's Wearhouse..................     504        505           505
        K&G..............................      71         65            70
                                             ----       ----          ----
                                              575        570           575
      Canada -- Moores...................     113        114           114
                                             ----       ----          ----
                                              688        684           689
                                             ====       ====          ====

RESULTS OF OPERATIONS

    Quarter Ended May 4, 2002 and May 3, 2003

    Our net sales were $313.1 million for the quarter ended May 3, 2003, a $9.3 million or 3.0% increase from the same prior year period. This increase was due primarily to a 1.0% increase in U.S. comparable store sales (which are calculated primarily by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period). The increase in comparable sales for the U.S. stores was due mainly to continued growth in our tuxedo rental business, which increased from 2.3% of total revenues in the first quarter of 2002 to 4.1% of total revenues in the first quarter of 2003. A decrease of 8.7% in comparable sales for the Canadian stores, due mainly to unusually severe and extended winter weather conditions, was largely offset by the foreign currency exchange rate translation effect from the strengthening of the Canadian dollar.

    Gross margin increased 6.8% from the same prior year quarter to $111.2 million in the first quarter of 2003. As a percentage of sales, gross margin increased from 34.3% in the first quarter of 2002 to 35.5% in the first quarter of 2003. This increase in gross margin predominately resulted from continued growth in our tuxedo rental business, which carries a significantly higher incremental gross margin impact than our traditional businesses. In addition, our shift in 2002 to merchandise with lower opening price points at our Men's Wearhouse brand has resulted in improved initial markups and product margins.

    Selling, general and administrative ("SG&A") expenses, as a percentage of sales, were 28.7% for the first quarter of 2002, compared to 29.8% for the first quarter of 2003, with SG&A expenditures increasing by $6.2 million or 7.1% to $93.3 million. On an absolute dollar basis, the principal components of SG&A expenses increased primarily due to our planned increase in advertising and continued growth in our tuxedo rental business. First quarter 2003 SG&A expenses were reduced by the recognition of a $4.4 million deferred pretax gain from the sale, in March 2002, of substantially all of the assets of

Chelsea Market Systems, L.L.C. ("Chelsea") to an unrelated company regularly engaged in the development and licensing of software to the retail industry. However, most of the gain recognized was offset by $3.7 million in costs related to store closures and the write-off of certain technology assets. As a percentage of sales, advertising expense increased from 4.2% to 4.5% of net sales, store salaries increased from 11.9% to 12.1% of net sales and other SG&A expenses increased from 12.6% to 13.2% of net sales.

    Interest expense, net of interest income, was $0.3 million for the first quarter of 2002, compared with $0.4 million in the first quarter of 2003. Weighted average borrowings outstanding increased from $40.2 million in the first quarter of 2002 to $41.9 million in the first quarter of 2003, and the weighted average interest rate on outstanding indebtedness increased from 4.2% to 5.8%. The increase in the weighted average borrowings was due primarily to increases in the Canadian dollar exchange rate for our Canadian term loan. The increase in the weighted average interest rate was due primarily to increases in the LIBOR rate. The effect of these increases from the prior year on interest expense was offset by an increase in interest income. See "Liquidity and Capital Resources" discussion herein.

    Our effective income tax rate decreased from 37.8% for the first quarter of 2002 to 37.3% for the first quarter of 2003. The effective tax rate was higher than the statutory U.S. federal rate of 35% primarily due to the effect of state income taxes.

    These factors resulted in net earnings of $11.0 million or 3.5% of net sales for the first quarter of 2003, compared with net earnings of $10.5 million or 3.4% of net sales for the first quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

    Working capital was $336.9 million at May 3, 2003, which is up from $325.3 million at February 1, 2003 and $316.4 million at May 4, 2002. Historically, our working capital has been at its lowest level in January and February and has increased through November as inventory buildup is financed with both vendor payables and credit facility borrowings in preparation for the fourth quarter selling season.

     Our operating activities provided net cash of $19.1 million in the first quarter of 2002, due mainly to net earnings adjusted for non-cash charges. During the first quarter of 2003, our operating activities provided net cash of $3.6 million, due to net earnings, adjusted for non-cash charges (including recognition of a deferred gain on the sale of Chelsea assets), increases in inventories and other assets offset by increases in accounts payable, accrued expenses and income taxes payable. Inventories increased during the first quarter of 2003 due to seasonal inventory buildup and the purchase of fabric used in the direct sourcing of inventory. However, we did not experience this typical inventory buildup in the first quarter of 2002 as a result of a decrease in net sales of 4.5% in fiscal 2001 and lower planned inventory purchases based upon our forecasted net sales for fiscal 2002.

    Our investing activities used net cash of $6.4 million and $8.9 million for the first quarter of 2002 and 2003, respectively. Cash used in investing activities was primarily comprised of capital expenditures relating to stores opened, remodeled or relocated during the period or under construction at the end of the period and infrastructure technology investments. During the first quarter of 2002, cash used for capital expenditures was partially offset by net proceeds received from the sale of Chelsea assets.

    Our financing activities provided net cash of $0.8 million for the first quarter of 2002, due mainly to proceeds from the issuance of our common stock in connection with the exercise of stock options. During the first quarter of 2003, our financing activities used net cash of $3.4 million, due mainly to purchases of treasury stock. In January 2000, the Board of Directors authorized a stock repurchase program for up to one million shares of our common stock, in the open market or in private transactions, depending on market price and other considerations. On January 31, 2001, the Board of Directors authorized an expansion of the stock repurchase program for up to an additional two million shares of our common stock. No shares were repurchased under this program during the first quarter of 2002. During the third quarter of 2002, we completed the repurchase of the authorized three million shares under this program. In November 2002, the Board of Directors authorized a new program for the repurchase of up to $25.0 million of Company stock in the open market or in private transactions. A total of 210,500 shares at a cost of $3.1 million were repurchased in open market transactions under this new program during the first quarter of 2003.

    In January 2003, we replaced our existing $125.0 million revolving credit facility which was scheduled to mature in February 2004 with a new revolving credit agreement with a group of banks (the "Credit Agreement") that provides for borrowing of up to $100.0 million through February 4, 2006. Advances under the new Credit Agreement bear interest at a rate per annum equal to, at our option, the agent's prime rate or the reserve adjusted LIBOR rate plus a varying interest rate margin. The Credit Agreement also provides for fees applicable to unused commitments. In addition, in January 2003, we entered into a new Canadian credit facility which is a term credit agreement under which we borrowed Can$62.0 million (US$43.7 million). The term credit borrowing is payable in quarterly installments of Can$0.8 million (US$0.6 million) beginning May 2003, with the remaining unpaid principal payable on February 4, 2008. Borrowings under the new term credit agreement were used to repay approximately Can$60.9 million (US$42.9 million) in outstanding indebtedness of Moores under the previous term credit agreement and to fund financing requirements of Moores. Covenants and interest rates for the term credit agreement are substantially similar to those contained in the Company's Credit Agreement. As of May 3, 2003, there was US$43.1 million outstanding under these credit agreements.

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

       ITEM 3 - QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     We are subject to exposure from fluctuations in U.S. dollar/Euro exchange rates and the Canadian dollar/Euro exchange rates. As further described in Note 3 of Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Information and Results of Operations - Liquidity and Capital Resources", we utilize foreign currency forward exchange contracts to limit exposure to changes in currency exchange rates. At May 3, 2003, we had 18 contracts maturing at various dates through January 2004. Unrealized pretax gains on these forward contracts totaled approximately $0.4 million at May 3, 2003. A hypothetical 10% change in applicable May 3, 2003 forward rates could increase or decrease this pretax gain by $1.7 million related to these positions. However, it should be noted that any change in the value of these contracts, whether real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged item.

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


                        ITEM 4 - CONTROLS AND PROCEDURES

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

                           PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     The previously disclosed lawsuit filed against the Company in the Superior Court of California for the County of San Diego, Cause No. GIC 767223, alleging several causes of action based on the factual allegation that we advertised and sold men's slacks at a marked price that was exclusive of a hemming fee for the pants, has been settled by the parties on terms acceptable to the Company.

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

     The Orange County Suit was brought as a purported class action. The Los Angeles County Suit was brought as a multi-party action. Both Suits allege several causes of action, each based on the factual allegation that in the State of California the Company and K&G misclassified its managers and assistant managers as exempt from the application of certain California labor statutes. Because of this alleged misclassification, the Suits allege that the Company and K&G failed to pay overtime compensation and provide the required rest periods to such employees. The Suits seek, among other things, declaratory and injunctive relief along with an accounting as to alleged wages, premium pay, penalties, interest and restitution allegedly due the class defendants. We believe that our managers and assistant managers were properly classified as exempt under such statutes and, therefore, properly compensated. The Company believes that the Suits are without merit and intends to vigorously defend them.

    On April 23, 2003, a lawsuit was filed against K&G in the Los Angeles Superior Court of California, Case No. BC294497 (the "Tailor's Suit"). The Tailor's Suit was brought as a multi-party action. The Tailor's Suit alleges several causes of action, each based on the factual allegation that in the State of California K&G misclassified the tailors working in their stores as "independent contractors" and refused to classify them as non-exempt employees subject to the application of certain California labor statutes. Because of this alleged misclassification, the Tailor's Suit alleges that K&G failed to pay hourly and overtime compensation and provide the required rest periods required by such labor statutes. The Tailor's Suit further alleges that K&G violated several other labor statutes and regulations as well as the California Unfair Competition Law. It seeks, among other things, restitution, disgorgement due to failure to comply with California labor laws, penalties, declaratory and injunctive relief. We believe that the tailors were properly classified as independent contractors and properly compensated pursuant to the terms of their respective Independent Contractor Agreements. The Company believes that the Tailor's Suit is without merit and intends to vigorously defend the lawsuit.

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
                             Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).


(B)  REPORTS ON FORM 8-K.

     On May 22, 2003, the Company filed a current report on Form 8-K pursuant to item 12 reporting the issuance of a press release that reported results for the first fiscal quarter of 2003.


                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, The Men's Wearhouse, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  June 17, 2003                        THE MEN'S WEARHOUSE, INC.


                                             By  /s/     NEILL P. DAVIS
                                                 ------------------------------
                                                        Neill P. Davis
                                                   Executive Vice President,
                                                    Chief Financial Officer
                                                and Principal Financial Officer

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


Dated:  June 17, 2003
                                               By  /s/     GEORGE ZIMMER
                                                   ----------------------------
                                                          George Zimmer
                                                       Chairman of the Board
                                                    and Chief Executive Officer

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


Dated:  June 17, 2003
                                              By  /s/     NEILL P. DAVIS
                                                  -----------------------------
                                                         Neill P. Davis
                                                    Executive Vice President,
                                                     Chief Financial Officer
                                                 and Principal Financial Officer

                                 Exhibit Index


           99.1          --  Certification of Periodic Report Pursuant to
                             Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

           99.2          --  Certification of Periodic Report Pursuant to
                             Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).