Form 10-Q
period 2003-08-02
MENS WEARHOUSE INC
filed 2003-09-16
CIK 884217

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended August 2, 2003 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                    to
                                   -------------------    -------------------

     Commission file number 1-16097


                            THE MEN'S WEARHOUSE, INC.
             (Exact Name of Registrant as Specified in its Charter)


           TEXAS                                              74-1790172
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                           Identification Number)


          5803 GLENMONT DRIVE
             HOUSTON, TEXAS                                   77081-1701
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

         The number of shares of common stock of the Registrant, par value $.01 per share, outstanding at September 12, 2003 was 39,430,751, excluding 3,310,623 shares classified as Treasury Stock.


================================================================================

                                  REPORT INDEX

PART AND ITEM NO.                                                                                      PAGE NO.
-----------------                                                                                      --------
PART I - Financial Information

     Item 1 - Financial Statements

     General Information......................................................................            1

     Consolidated Balance Sheets as of August 3, 2002 (unaudited), August 2, 2003
       (unaudited) and February 1, 2003.......................................................            2

     Consolidated Statements of Earnings for the Three and Six Months Ended August 3,
       2002 (unaudited) and August 2, 2003 (unaudited)........................................            3

     Consolidated Statements of Cash Flows for the Six Months Ended August 3, 2002
       (unaudited) and August 2, 2003 (unaudited).............................................            4

     Notes to Consolidated Financial Statements...............................................            5

     Item 2 - Management's Discussion and Analysis of Financial Condition and Results
       of Operations..........................................................................            9

     Item 3 - Quantitative and Qualitative Disclosures about Market Risk......................            13

     Item 4 - Controls and Procedures.........................................................            13

PART II - Other Information

     Item 1 - Legal Proceedings...............................................................            14

     Item 4 - Submission of Matters to a Vote of Security Holders.............................            15

     Item 6 - Exhibits and Reports on Form 8-K................................................            16

SIGNATURES....................................................................................            16

                          PART I. FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                               GENERAL INFORMATION

     The consolidated financial statements herein include the accounts of The Men's Wearhouse, Inc. and its subsidiaries (the "Company") and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures have been condensed or omitted. We believe that the presentation and disclosures herein are adequate to make the information not misleading, and the financial statements reflect all elimination entries and normal adjustments which are necessary for a fair statement of the results for the three and six months ended August 3, 2002 and August 2, 2003.

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

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                         AUGUST 3,       AUGUST 2,      FEBRUARY 1,
                          ASSETS                           2002            2003            2003
                                                         ---------       ---------       ---------
                                                        (UNAUDITED)     (UNAUDITED)
CURRENT ASSETS:
  Cash ............................................      $  44,062       $  70,145       $  84,924
  Inventories .....................................        370,644         393,631         360,159
  Other current assets ............................         44,944          47,153          49,499
                                                         ---------       ---------       ---------

     Total current assets .........................        459,650         510,929         494,582

PROPERTY AND EQUIPMENT, net .......................        209,217         208,387         210,180

OTHER ASSETS, net .................................         55,114          70,426          64,551
                                                         ---------       ---------       ---------

          TOTAL ...................................      $ 723,981       $ 789,742       $ 769,313
                                                         =========       =========       =========
               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ................................      $  84,898       $  93,321       $  98,716
  Accrued expenses ................................         44,999          50,657          55,323
  Current portion of long-term debt ...............          2,366           2,216           2,037
  Income taxes payable ............................          6,637          23,680          13,234
                                                         ---------       ---------       ---------

     Total current liabilities ....................        138,900         169,874         169,310

LONG-TERM DEBT ....................................         36,665          40,988          38,709

DEFERRED TAXES AND OTHER LIABILITIES ..............         22,106          26,781          29,533
                                                         ---------       ---------       ---------

     Total liabilities ............................        197,671         237,643         237,552
                                                         ---------       ---------       ---------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock .................................             --              --              --
  Common stock ....................................            425             426             426
  Capital in excess of par ........................        195,730         196,524         196,146
  Retained earnings ...............................        373,383         420,000         397,540
  Accumulated other comprehensive (loss) income ...         (1,929)          5,888              66
                                                         ---------       ---------       ---------
     Total ........................................        567,609         622,838         594,178

  Treasury stock, at cost .........................        (41,299)        (70,739)        (62,417)
                                                         ---------       ---------       ---------

     Total shareholders' equity ...................        526,310         552,099         531,761
                                                         ---------       ---------       ---------

          TOTAL ...................................      $ 723,981       $ 789,742       $ 769,313
                                                         =========       =========       =========

                 See Notes to Consolidated Financial Statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                                --------------------------    ------------------------
                                                                 AUGUST 3,      AUGUST 2,     AUGUST 3,      AUGUST 2,
                                                                   2002           2003           2002           2003
                                                                ----------      ----------    --------      ----------
Net sales ..................................................      $308,574      $334,292      $612,431      $647,414

Cost of goods sold, including buying and occupancy costs ...       201,523       211,356       401,225       413,259
                                                                  --------      --------      --------      --------

Gross margin ...............................................       107,051       122,936       211,206       234,155

Selling, general and administrative expenses ...............        94,336       104,277       181,428       197,569
                                                                  --------      --------      --------      --------

Operating income ...........................................        12,715        18,659        29,778        36,586

Interest  expense, net .....................................           190           415           453           794
                                                                  --------      --------      --------      --------

Earnings before income taxes ...............................        12,525        18,244        29,325        35,792

Provision for income taxes .................................         4,728         6,796        11,070        13,332
                                                                  --------      --------      --------      --------

Net earnings ...............................................      $  7,797      $ 11,448      $ 18,255      $ 22,460
                                                                  ========      ========      ========      ========

Net earnings per share:
  Basic ....................................................      $   0.19      $   0.29      $   0.44      $   0.57
                                                                  ========      ========      ========      ========

  Diluted ..................................................      $   0.19      $   0.29      $   0.44      $   0.56
                                                                  ========      ========      ========      ========

Weighted average shares outstanding:
  Basic ....................................................        41,106        39,427        41,082        39,530
                                                                  ========      ========      ========      ========

  Diluted ..................................................        41,596        39,830        41,554        39,769
                                                                  ========      ========      ========      ========

                 See Notes to Consolidated Financial Statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                 FOR THE SIX MONTHS ENDED
                                                                 -------------------------
                                                                 AUGUST 3,       AUGUST 2,
                                                                    2002           2003
                                                                 --------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings ............................................      $ 18,255       $ 22,460
  Adjustments to reconcile net earnings to net cash
  provided by operating activities:
     Depreciation and amortization ........................        21,322         24,628
     Gain on sale of assets ...............................            --         (4,381)
     Deferred tax provision (benefit) .....................         2,569           (202)
     Decrease (increase) in inventories ...................         4,941        (29,202)
     Increase in other assets .............................        (8,389)        (4,253)
     Decrease in accounts payable and accrued expenses ....        (4,967)        (6,319)
     (Decrease) increase in income taxes payable ..........        (8,372)        10,397
     Increase (decrease) in other liabilities .............           116           (197)
                                                                 --------       --------

          Net cash provided by operating activities .......        25,475         12,931
                                                                 --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ....................................       (21,886)       (19,025)
  Net proceeds from sale of assets ........................         6,812             --
  Investment in trademarks, tradenames and other assets ...          (167)        (1,500)
                                                                 --------       --------

          Net cash used in investing activities ...........       (15,241)       (20,525)
                                                                 --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt ....................        (1,198)        (1,087)
  Proceeds from issuance of common stock ..................         2,603            648
  Deferred financing costs ................................            --            (15)
  Proceeds from sale of put options .......................           601             --
  Purchase of treasury stock ..............................        (6,940)        (9,219)
                                                                 --------       --------

          Net cash used in financing activities ...........        (4,934)        (9,673)
                                                                 --------       --------

Effect of exchange rate changes on cash ...................           118          2,488
                                                                 --------       --------

INCREASE (DECREASE) IN CASH ...............................         5,418        (14,779)

CASH:
  Beginning of period .....................................        38,644         84,924
                                                                 --------       --------

  End of period ...........................................      $ 44,062       $ 70,145
                                                                 ========       ========

                 See Notes to Consolidated Financial Statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  SIGNIFICANT ACCOUNTING POLICIES

    Basis of Presentation -- The consolidated financial statements include the accounts of The Men's Wearhouse, Inc. and its subsidiaries (the "Company"). Except for those discussed below, there have been no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, see Note 1 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended February 1, 2003.

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



                                                     FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS ENDED
                                                     --------------------------        ---------------------------
                                                      AUGUST 3,       AUGUST 2,         AUGUST 3,        AUGUST 2,
                                                        2002            2003               2002            2003
                                                     ----------       ----------       ----------       ----------
Net earnings, as reported .....................      $    7,797       $   11,448       $   18,255       $   22,460
Additional compensation expense, net of tax ...            (746)            (639)          (1,491)          (1,172)
                                                     ----------       ----------       ----------       ----------
Pro forma net earnings ........................      $    7,051       $   10,809       $   16,764       $   21,288
                                                     ==========       ==========       ==========       ==========

Net earnings per share:
As reported:
  Basic .......................................      $     0.19       $     0.29       $     0.44       $     0.57
  Diluted .....................................      $     0.19       $     0.29       $     0.44       $     0.56

Pro forma:
  Basic .......................................      $     0.17       $     0.27       $     0.41       $     0.54
  Diluted .....................................      $     0.17       $     0.27       $     0.40       $     0.54

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

    We adopted Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), on November 3, 2002. SFAS 146 replaces Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."

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

    We adopted Statement of Financial Accounting Standards No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), as of June 30, 2003. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), and is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a material impact on our financial position or results of operations.

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

    In November 2002, the EITF issued Issue 02-16, "Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor." This EITF addresses the accounting treatment for cash vendor allowances received. The adoption of EITF Issue 02-16 in 2003 did not have an impact on the Company's financial position or results of operations as we do not receive any material vendor allowances.

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

3.   ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING

     In connection with our direct sourcing program, we may enter into purchase commitments that are denominated in a foreign currency (primarily the Euro). Our practices include entering into foreign currency forward exchange contracts to minimize foreign currency exposure related to forecasted purchases of certain inventories. Under SFAS 133, such contracts have been designated as and accounted for as cash flow hedges. The settlement terms of the forward contracts, including amount, currency and maturity, correspond with payment terms for the merchandise inventories. Any ineffective portion of a hedge is reported in earnings immediately. At August 2, 2003, the Company had 14 contracts maturing in varying increments to purchase an aggregate notional amount of $11.7 million in foreign currency, maturing at various dates through April 2004. We recognized a gain of $4,000 resulting from hedge ineffectiveness during the first six months of 2003.

     The changes in the fair value of the foreign currency forward exchange contracts are matched to inventory purchases by period and are recognized in earnings as such inventory is sold. The fair value of the forward exchange contracts is estimated by comparing the cost of the foreign currency to be purchased under the contracts using the exchange rates obtained under the contracts (adjusted for forward points) to the hypothetical cost using the spot rate at quarter end. We expect to recognize in earnings through May 1, 2004 approximately $0.3 million, net of tax, of existing net gains presently deferred in the accumulated other comprehensive income.


4.  COMPREHENSIVE INCOME AND SUPPLEMENTAL CASH FLOWS

    Our comprehensive income is as follows (in thousands):

                                                      FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                      --------------------------    ------------------------
                                                       AUGUST 3,       AUGUST 2,    AUGUST 3,      AUGUST 2,
                                                         2002            2003         2002           2003
                                                      ---------       ----------    ---------      --------
Net earnings ....................................      $  7,797       $ 11,448       $ 18,255      $ 22,460
Change in derivative fair value, net of tax .....           480            (11)         1,203           162
Currency translation adjustments, net of tax ....          (727)         1,019             66         5,660
                                                       --------       --------       --------      --------

Comprehensive income ............................      $  7,550       $ 12,456       $ 19,524      $ 28,282
                                                       ========       ========       ========      ========

     We paid cash during the first six months of 2002 of $1.0 million for interest and $17.4 million for income taxes, compared with $1.1 million for interest and $3.7 million for income taxes during the first six months of 2003. We had non-cash investing and financing activities resulting from the tax benefit recognized upon exercise of stock options of $0.6 million and $0.1 million for the first six months of 2002 and 2003, respectively, and from the issuance of treasury stock to the employee stock ownership plan of $0.5 million for the first six months of 2003. No issuance of treasury stock to the employee stock ownership plan occurred during 2002.

5.  GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill and other intangibles are included in other assets in the accompanying balance sheet. Changes in the net carrying amount of goodwill for the year ended February 1, 2003 and for the six months ended August 2, 2003 are as follows (in thousands):

Balance, February 2, 2002 ................................................      $35,561
     Goodwill of acquired business .......................................          233
     Translation adjustment ..............................................          813
                                                                                -------
Balance, February 1, 2003 ................................................      $36,607
     Translation adjustment ..............................................        1,597
                                                                                -------
Balance, August 2, 2003 ..................................................      $38,204
                                                                                =======

     The gross carrying amounts and accumulated amortization of our other intangibles are as follows (in thousands):

                                                    FOR THE SIX MONTHS           FOR THE YEAR
                                                           ENDED                    ENDED
                                                  -------------------------      ------------
                                                  AUGUST 3,       AUGUST 2,      FEBRUARY 1,
                                                    2002            2003            2003
                                                  ---------       ---------      -----------
Trademarks, tradenames and other intangibles..    $   5,466       $   9,294       $   7,958
Accumulated amortization......................       (1,527)         (2,028)         (1,771)
                                                  ---------       ---------       ---------
     Net total................................    $   3,939       $   7,266       $   6,187
                                                  =========       =========       =========

     The pretax amortization expense associated with intangible assets totaled approximately $181,000 and $307,000 for the six months ended August 3, 2002 and August 2, 2003, respectively, and approximately $428,000 for the year ended February 1, 2003. Pretax amortization associated with intangible assets at August 2, 2003 is estimated to be $380,000 for the remainder of fiscal year 2003, $760,000 for each of the fiscal years 2004 and 2005, $722,000 for fiscal year 2006 and $600,000 for fiscal year 2007.

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

     The following table presents information with respect to stores in operation during each of the respective fiscal periods:

                                              FOR THE THREE MONTHS             FOR THE SIX MONTHS       FOR THE YEAR
                                                     ENDED                           ENDED                  ENDED
                                           -------------------------       -------------------------    -----------
                                            AUGUST 3,      AUGUST 2,       AUGUST 3,       AUGUST 2,    FEBRUARY 1,
                                              2002           2003            2002            2003          2003
                                           ---------       ---------       ---------       ---------    -----------
Stores open at beginning of period ...           688            684            680            689            680
   Opened ............................            --              1              8              1             16
   Closed ............................            (2)            (4)            (2)            (9)            (7)
                                                ----           ----           ----           ----           ----
Stores open at end of period .........           686            681            686            681            689
                                                ====           ====           ====           ====           ====

Stores open at end of period:
U.S. --
   Men's Wearhouse ...................           502            503            502            503            505
   K&G ...............................            71             64             71             64             70
                                                ----           ----           ----           ----           ----
                                                 573            567            573            567            575
Canada -- Moores .....................           113            114            113            114            114
                                                ----           ----           ----           ----           ----
                                                 686            681            686            681            689
                                                ====           ====           ====           ====           ====

RESULTS OF OPERATIONS

    Three Months Ended August 3, 2002 and August 2, 2003

     Our net sales were $334.3 million for the quarter ended August 2, 2003, a $25.7 million or 8.3% increase from the same prior year period. This increase was due primarily to an 8.1% increase in U.S. comparable store sales (which are calculated primarily by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period). The increase in comparable sales for the U.S. stores was due mainly to increased unit sales of tailored apparel, particularly suits, and continued growth in our tuxedo rental business, which increased from 3.5% of total revenues in the second quarter of 2002 to 5.3% of total revenues in the second quarter of 2003. A decrease of 3.8% in comparable sales for the Canadian stores, due mainly to a shorter summer sale during the second quarter versus the prior year and softer demand overall in the Canadian men's apparel market, was more than offset by the foreign currency exchange rate translation effect from the strengthening of the Canadian dollar.

    Gross margin increased $15.9 million or 14.8% from the same prior year quarter to $122.9 million in the second quarter of 2003. As a percentage of sales, gross margin increased from 34.7% in the second quarter of 2002 to 36.8% in the second quarter of 2003. This increase in gross margin percentage resulted mainly from continued growth in our tuxedo rental business, which carries a significantly higher incremental gross margin impact than our traditional businesses, and improved initial markups and product margins realized from the shift started in the second quarter of 2002 to merchandise with lower opening price points at our Men's Wearhouse brand.

     Selling, general and administrative ("SG&A") expenses, as a percentage of sales, were 31.2% for the second quarter of 2003, compared to 30.6% for the second quarter of 2002, with SG&A expenditures increasing by $9.9 million or 10.5% to

$104.3 million. On an absolute dollar basis, the principal components of SG&A expenses increased primarily due to continued growth in our tuxedo rental business, increased salaries associated with increased sales and higher insurance costs. As a percentage of sales, advertising expense decreased from 4.8% to 4.4% of net sales, store salaries decreased from 12.6% to 12.0% of net sales and other SG&A expenses increased from 13.2% to 14.8% of net sales.

    Interest expense, net of interest income, increased from $0.2 million in the second quarter of 2002 to $0.4 million in the second quarter of 2003. Weighted average borrowings outstanding increased from $40.1 million in the second quarter of 2002 to $44.7 million for the second quarter of 2003, and the weighted average interest rate on outstanding indebtedness increased from 4.6% to 6.1%. The increase in the weighted average borrowings was due primarily to increases in the Canadian dollar exchange rate for our Canadian term loan. The increase in the weighted average interest rate was due primarily to increases in the LIBOR rate, as well as an increase in the rate payable for our Canadian term loan. The effect of these increases from the prior year on interest expense was partly offset by an increase in interest income due to higher cash balances. See "Liquidity and Capital Resources" discussion in the following section herein.

    Our effective income tax rate decreased from 37.8% for the second quarter of 2002 to 37.3% for the second quarter of 2003. The effective tax rate was higher than the statutory U.S. federal rate of 35% primarily due to the effect of state income taxes.

    These factors resulted in net earnings of $11.4 million or 3.4% of net sales for the second quarter of 2003, compared with net earnings of $7.8 million or 2.5% of net sales for the second quarter of 2002.

    Six Months Ended August 3, 2002 and August 2, 2003

    Our net sales were $647.4 million for the six months ended August 2, 2003, a $35.0 million or 5.7% increase from the same prior year period. This increase was due primarily to a 4.5% increase in U.S. comparable store sales, resulting from increased unit sales of tailored apparel, particularly suits, and continued growth in our tuxedo rental business, which increased from 2.9% of total revenues in the first six months of 2002 to 4.7% of total revenues in the first six months of 2003. A decrease of 5.8% in comparable sales for the Canadian stores was due mainly to unusually severe and extended winter weather conditions during the first quarter as well as a shorter summer sale and softer demand overall in the Canadian men's apparel market during the second quarter of 2003. However, this decrease was more than offset by the foreign currency exchange rate translation effect from the strengthening of the Canadian dollar.

    Gross margin increased $22.9 million or 10.9% over the same prior year period to $234.2 million for the first six months of 2003. As a percentage of sales, gross margin increased from 34.5% for the first six months of 2002 to 36.2% for the first six months of 2003. This increase in gross margin percentage resulted mainly from continued growth in our tuxedo rental business, which carries a significantly higher incremental gross margin impact than our traditional businesses. In addition, our shift starting in the second quarter of 2002 to merchandise with lower opening price points at our Men's Wearhouse brand resulted in improved initial markups and product margins in 2003.

    SG&A expenses, as a percentage of sales, were 29.6% for the first six months of 2002, compared to 30.5% for the first six months of 2003, with SG&A expenditures increasing by $16.1 million or 8.9% to $197.6 million. On an absolute dollar basis, the principal components of SG&A expenses increased primarily due to continued growth in our tuxedo rental business, increased salaries associated with increased sales and higher insurance costs. SG&A expenses were reduced by the recognition of a $4.4 million deferred pretax gain from the sale, in March 2002, of substantially all of the assets of Chelsea Market Systems, L.L.C. ("Chelsea") to an unrelated company regularly engaged in the development and licensing of software to the retail industry. However, most of the gain recognized was offset by $3.7 million in costs related to store closures and the write-off of certain technology assets during the first quarter of 2003. As a percentage of sales, advertising expense decreased from 4.5% to 4.4% of net sales, store salaries decreased from 12.3% to 12.0% of net sales and other SG&A expenses increased from 12.8% to 14.1% of net sales.

    Interest expense, net of interest income, increased from $0.5 million for the first six months of 2002 to $0.8 million in the first six months of 2003. Weighted average borrowings outstanding increased from $40.2 million in the prior year to $43.3 million for the first six months of 2003, and the weighted average interest rate on outstanding indebtedness increased from 4.4% to 6.0%. The increase in the weighted average borrowings was due primarily to increases in the Canadian dollar exchange rate for our Canadian term loan. The increase in the weighted average interest rate was due primarily to increases in the LIBOR rate, as well as an increase in the rate payable for our Canadian term loan. The effect of these increases on interest expense was partly offset by an increase in interest income due to higher cash balances. See "Liquidity and Capital Resources" discussion in the following section herein.

    Our effective income tax rate decreased from 37.8% for the six months ended August 3, 2002 to 37.3% for the six months ended August 2, 2003. The effective tax rate was higher than the statutory U.S. federal rate of 35% primarily due to the effect of state income taxes.

    These factors resulted in net earnings of $22.5 million or 3.5% of net sales for the first six months of 2003, compared with net earnings of $18.3 million or 3.0% of net sales for the first six months of 2002.

LIQUIDITY AND CAPITAL RESOURCES

    Working capital was $341.1 million at August 2, 2003, which is up from $325.3 million at February 1, 2003 and $320.8 million at August 3, 2002. Historically, our working capital has been at its lowest level in January and February and has increased through November as inventory levels are increased in preparation for the fourth quarter selling season.

    Our operating activities provided net cash of $25.5 million in the first six months of 2002, due mainly to net earnings, adjusted for non-cash charges and a decrease in inventories, offset by an increase in other assets and decreases in accounts payable, accrued expenses and income taxes payable. During the first six months of 2003, our operating activities provided net cash of $12.9 million, due to net earnings, adjusted for non-cash charges (including recognition of a deferred gain on a sale of assets) and an increase in income taxes payable, offset by increases in inventories and other assets and a decrease in accounts payable and accrued expenses. Inventories increased during the first six months of 2003 due to seasonal inventory buildup and the purchase of fabric used in the direct sourcing of inventory. However, we did not experience this typical inventory buildup in the first six months of 2002 as a result of a decrease in net sales of 4.5% in fiscal 2001 and lower planned inventory purchases based upon our forecasted net sales for fiscal 2002.

     Our investing activities used net cash of $15.2 million and $20.5 million for the first six months of 2002 and 2003, respectively. Cash used in investing activities was primarily comprised of capital expenditures relating to stores opened, remodeled or relocated during the period or under construction at the end of the period and infrastructure technology investments. During the first six months of 2002, cash used for capital expenditures was partially offset by net proceeds of $6.8 million received from the sale of assets.

    Our financing activities used net cash of $4.9 million for the first six months of 2002, due mainly to purchases of treasury stock and principal payments made on long-term debt offset by proceeds from the issuance of our common stock for options exercised. Net cash used in financing activities was $9.7 million for the first six months of 2003, due mainly to purchases of treasury stock and principal payments made on long-term debt offset by proceeds from the issuance of our common stock for options exercised. In January 2000, the Board of Directors authorized a stock repurchase program for up to one million shares of our common stock, in the open market or in private transactions, depending on market price and other considerations. On January 31, 2001, the Board of Directors authorized an expansion of the stock repurchase program for up to an additional two million shares of our common stock. During the first six months of 2002, 332,300 shares were repurchased under this program at a cost of $6.9 million, and we completed the repurchase of the authorized three million shares under this program during the third quarter of 2002. In November 2002, the Board of Directors authorized a new program for the repurchase of up to $25.0 million of Company stock in the open market or in private transactions. A total of 507,100 shares at a cost of $9.2 million were repurchased in open market transactions under this new program during the first six months of 2003.

    In January 2003, we replaced our existing $125.0 million revolving credit facility which was scheduled to mature in February 2004 with a new revolving credit agreement with a group of banks (the "Credit Agreement") that provides for borrowing of up to $100.0 million through February 4, 2006 (with extensions for up to two years under certain conditions). Advances under the new Credit Agreement bear interest at a rate per annum equal to, at our option, the agent's prime rate or the reserve adjusted LIBOR rate plus a varying interest rate margin. The Credit Agreement also provides for fees applicable to unused commitments. In addition, in January 2003, we entered into a new Canadian credit facility which is a term credit agreement under which we borrowed Can$62.0 million (US$44.3 million). The term credit borrowing is payable in quarterly installments of Can$0.8 million (US$0.6 million) beginning May 2003, with the remaining unpaid principal payable on February 4, 2008. Borrowings under the new term credit agreement were used to repay approximately Can$60.9 million (US$43.5 million) in outstanding indebtedness of Moores under the previous term credit agreement. Covenants and interest rates for the term credit agreement are substantially similar to those contained in the Company's Credit Agreement. As of August 2, 2003, there was US$43.2 million outstanding under the term credit agreement; there were no borrowings outstanding under the revolving credit agreement.

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

       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are subject to exposure from fluctuations in U.S. dollar/Euro exchange rates and the Canadian dollar/Euro exchange rates. As further described in Note 3 of Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Information and Results of Operations - Liquidity and Capital Resources", we utilize foreign currency forward exchange contracts to limit exposure to changes in currency exchange rates. At August 2, 2003, we had 14 contracts maturing at various dates through April 2004. Unrealized pretax gains on these forward contracts totaled approximately $0.4 million at August 2, 2003. A hypothetical 10% change in applicable August 2, 2003 forward rates could increase or decrease this pretax gain by $1.2 million related to these positions. However, it should be noted that any change in the value of these contracts, whether real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged item.

     Moores conducts its business in Canadian dollars. The exchange rate between Canadian dollars and U.S. dollars has fluctuated historically. If the value of the Canadian dollar against the U.S. dollar weakens, then the revenues and earnings of our Canadian operations will be reduced when they are translated to U.S. dollars. Also, the value of our Canadian net assets in U.S. dollars may decline.

                        ITEM 4 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The Company's management, with the participation of the Company's principal executive officer ("CEO") and principal financial officer ("CFO"), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the fiscal quarter ended August 2, 2003. Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures were effective as of the end of the fiscal quarter ended August 2, 2003 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

     There were no changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended August 2, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

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

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On July 1, 2003, the Company held its Annual Meeting of Shareholders. At the meeting, the shareholders voted on the following matters:

          1. The election of the six directors of the Company to hold office until the next Annual Meeting of Shareholders or until their respective successors are duly elected and qualified.

          2. The proposal regarding a code of conduct based on the United Nation's International Labor Organization's Standards for Workers Rights.

          3. The ratification of the appointment by the Board of Directors of the firm Deloitte & Touche LLP as independent auditors for the Company for fiscal 2003.

     The six nominees of the Board of Directors of the Company were elected at the meeting, and proposal three received the affirmative vote required for approval. Proposal two did not receive the requisite vote required for approval and therefore did not pass. The number of votes cast for, against and withheld, as well as the number of abstentions, as to each matter were as follows:

Proposal
                                            Votes For           Votes Withheld
                                            ---------           --------------
1.   Election of Directors

     George Zimmer                          36,011,926            1,099,090

     David H. Edwab                         36,176,666              934,350

     Rinaldo S. Brutoco                     30,859,868            6,251,148

     Michael L. Ray, Ph.D.                  27,888,125            9,222,891

     Sheldon I. Stein                       27,740,994            9,370,022

     Kathleen Mason                         27,827,125            9,283,891


                                      Affirmative Votes       Negative Votes       Abstentions
                                      -----------------       --------------       -----------
2.   Proposal regarding a code of
     conduct                                 2,077,611           23,489,625         7,797,662

3.   Ratification of Deloitte &
     Touche LLP as independent
     auditors                               21,889,530           15,209,096            12,389

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS.


  Exhibit
  Number                          Exhibit Index
  ------                          -------------
   31.1           --  Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                      by the Chief Executive Officer (filed herewith).
   31.2           --  Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                      by the Chief Financial Officer (filed herewith).
   32.1           --  Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                      by the Chief Executive Officer (filed herewith).
   32.2           --  Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                      by the Chief Financial Officer (filed herewith).



     (b) REPORTS ON FORM 8-K.

     On May 22, 2003, the Company filed a current report on Form 8-K pursuant to
Item 12 reporting the issuance of a press release that reported earnings results for the first fiscal quarter of 2003.

     On August 20, 2003, the Company filed a current report on Form 8-K pursuant to Item 12 reporting the issuance of a press release that reported earnings results for the three and six months ended August 2, 2003.


                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  September 16, 2003           THE MEN'S WEARHOUSE, INC.

                            By       /s/ NEILL P. DAVIS
                              ------------------------------------
                                        Neill P. Davis
                                    Executive Vice President,
                                     Chief Financial Officer
                                and Principal Financial Officer

                               INDEX TO EXHIBITS


  Exhibit
  Number                          Exhibit Index
  ------                          -------------
   31.1           --  Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                      by the Chief Executive Officer (filed herewith).
   31.2           --  Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                      by the Chief Financial Officer (filed herewith).
   32.1           --  Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                      by the Chief Executive Officer (filed herewith).
   32.2           --  Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                      by the Chief Financial Officer (filed herewith).