Form 10-Q
period 2003-11-01
MENS WEARHOUSE INC
filed 2003-12-16
CIK 884217

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

     For the quarterly period ended           November 1, 2003          or
                                   -------------------------------------


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

    The number of shares of common stock of the Registrant, par value $.01 per share, outstanding at December 12, 2003 was 37,131,270, excluding 5,896,623 shares classified as Treasury Stock.

================================================================================

                                  REPORT INDEX


PART AND ITEM NO.                                                                               PAGE NO.
-----------------                                                                               --------
PART I - Financial Information

     Item 1 - Financial Statements

     General Information......................................................................     1

     Consolidated Balance Sheets as of November 2, 2002 (unaudited), November 1, 2003
       (unaudited) and February 1, 2003.......................................................     2

     Consolidated Statements of Earnings for the Three and Nine Months Ended November 2, 2002
       (unaudited) and November 1, 2003 (unaudited)...........................................     3

     Consolidated Statements of Cash Flows for the Nine Months Ended November 2, 2002
       (unaudited) and November 1, 2003 (unaudited)...........................................     4

     Notes to Consolidated Financial Statements...............................................     5

     Item 2 - Management's Discussion and Analysis of Financial Condition and Results
       of Operations..........................................................................    10

     Item 3 - Quantitative and Qualitative Disclosures about Market Risk......................    14

     Item 4 - Controls and Procedures.........................................................    14

PART II - Other Information

     Item 1 - Legal Proceedings...............................................................    15

     Item 6 - Exhibits and Reports on Form 8-K................................................    16

SIGNATURES....................................................................................    17

                          PART I. FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                               GENERAL INFORMATION

     The consolidated financial statements herein include the accounts of The Men's Wearhouse, Inc. and its wholly owned or controlled subsidiaries (the "Company") and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures have been condensed or omitted. We believe that the presentation and disclosures herein are adequate to make the information not misleading, and the financial statements reflect all elimination entries and normal adjustments which are necessary for a fair statement of the results for the three and nine months ended November 2, 2002 and November 1, 2003.

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

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                        NOVEMBER 2,        NOVEMBER 1,       FEBRUARY 1,
                              ASSETS                                       2002               2003               2003
                                                                     ---------------    ---------------    ---------------
                                                                        (UNAUDITED)        (UNAUDITED)
CURRENT ASSETS:
  Cash..........................................................     $        18,355    $        92,845    $        84,924
  Inventories...................................................             392,254            423,073            360,159
  Other current assets..........................................              49,283             41,154             49,499
                                                                     ---------------    ---------------    ---------------
     Total current assets.......................................             459,892            557,072            494,582
PROPERTY AND EQUIPMENT, net.....................................             211,421            211,187            210,180
GOODWILL, net...................................................              35,964             39,417             36,607
OTHER ASSETS, net...............................................              19,725             37,730             27,944
                                                                     ---------------    ---------------    ---------------
          TOTAL.................................................     $       727,002    $       845,406    $       769,313
                                                                     ===============    ===============    ===============

               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable..............................................     $       100,136    $       107,133    $        98,716
  Accrued expenses..............................................              46,276             54,004             55,323
  Current portion of long-term debt.............................               2,408                 --              2,037
  Income taxes payable..........................................               5,920             16,121             13,234
                                                                     ---------------    ---------------    ---------------
     Total current liabilities..................................             154,740            177,258            169,310
LONG-TERM DEBT..................................................              36,714            130,000             38,709
DEFERRED TAXES AND OTHER LIABILITIES............................              25,191             29,140             29,533
                                                                     ---------------    ---------------    ---------------
     Total liabilities..........................................             216,645            336,398            237,552
                                                                     ---------------    ---------------    ---------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock...............................................                  --                 --                 --
  Common stock..................................................                 426                430                426
  Capital in excess of par......................................             195,890            204,090            196,146
  Retained earnings.............................................             377,668            429,055            397,540
  Accumulated other comprehensive (loss) income.................              (1,210)            10,389                 66
                                                                     ----------------   ---------------    ---------------
     Total......................................................             572,774            643,964            594,178
  Treasury stock, at cost.......................................             (62,417)          (134,956)           (62,417)
                                                                     ----------------   ----------------   ----------------
     Total shareholders' equity.................................             510,357            509,008            531,761
                                                                     ---------------    ---------------    ---------------
          TOTAL.................................................     $       727,002    $       845,406    $       769,313
                                                                     ===============    ===============    ===============

                 See Notes to Consolidated Financial Statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                               FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                                                          -----------------------------------  -----------------------------------
                                                             NOVEMBER 2,        NOVEMBER 1,       NOVEMBER 2,        NOVEMBER 1,
                                                                2002               2003              2002               2003
                                                          ----------------   ----------------  ----------------   ----------------
Net sales............................................     $        292,515   $        322,613  $        904,946   $        970,027
Cost of goods sold, including buying and
  occupancy costs....................................              194,575            204,175           595,800            617,434
                                                          ----------------   ----------------  ----------------   ----------------
Gross margin.........................................               97,940            118,438           309,146            352,593
Selling, general and administrative expenses.........               90,673            103,344           272,101            300,913
                                                          ----------------   ----------------  ----------------   ----------------
Operating income.....................................                7,267             15,094            37,045             51,680
Interest expense, net................................                  384                664               837              1,458
                                                          ----------------   ----------------  ----------------   ----------------
Earnings before income taxes.........................                6,883             14,430            36,208             50,222
Provision for income taxes...........................                2,598              5,375            13,668             18,707
                                                          ----------------   ----------------  ----------------   ----------------
Net earnings.........................................     $          4,285   $          9,055  $         22,540   $         31,515
                                                          ================   ================  ================   ================
Net earnings per share:
  Basic..............................................     $           0.11   $           0.23  $           0.55   $           0.80
                                                          ================   ================  ================   ================
  Diluted............................................     $           0.11   $           0.23  $           0.55   $           0.79
                                                          ================   ================  ================   ================
Weighted average shares outstanding:
  Basic..............................................               40,479             38,927            40,881             39,329
                                                          ================   ================  ================   ================

  Diluted............................................               40,586             39,785            41,231             39,775
                                                          ================   ================  ================   ================


                 See Notes to Consolidated Financial Statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   FOR THE NINE MONTHS ENDED
                                                                               -------------------------------
                                                                                 NOVEMBER 2,      NOVEMBER 1,
                                                                                    2002             2003
                                                                               --------------   --------------
           CASH FLOWS FROM OPERATING ACTIVITIES:
             Net earnings................................................      $       22,540   $       31,515
             Adjustments to reconcile net earnings to net cash
             provided by (used in) operating activities:
                Depreciation and amortization............................              32,231           36,828
                Gain on sale of assets ..................................                  --           (4,381)
                Deferred tax provision ..................................               4,771            1,701
                Increase in inventories..................................             (15,830)         (54,875)
                (Increase) decrease in other assets......................             (12,588)             344
                Increase in accounts payable and accrued expenses........              12,034           11,053
                Increase (decrease) in income taxes payable..............              (9,241)           2,638
                Increase (decrease) in other liabilities.................                 368             (265)
                                                                               --------------   --------------
                     Net cash provided by operating activities...........              34,285           24,558
                                                                               --------------   --------------
           CASH FLOWS FROM INVESTING ACTIVITIES:
             Capital expenditures........................................             (35,209)         (32,581)
             Net proceeds from sale of assets............................               6,812               --
             Investment in trademarks, tradenames and other assets.......                 (79)          (1,605)
                                                                               ---------------  --------------
                     Net cash used in investing activities...............             (28,476)         (34,186)
                                                                               ---------------  --------------
           CASH FLOWS FROM FINANCING ACTIVITIES:
             Principal payments on long-term debt........................              (1,794)         (44,175)
             Proceeds from issuance of common stock......................               2,784            7,098
             Long-term borrowings........................................                  --          130,000
             Deferred financing costs....................................                  --           (3,764)
             Proceeds from sale of put options...........................                 601              --
             Purchase of treasury stock..................................             (28,058)         (73,435)
                                                                               ---------------  --------------
                     Net cash provided by (used in) financing
                       activities........................................             (26,467)          15,724
                                                                               ---------------  --------------
           Effect of exchange rate changes on cash.......................                 369            1,825
                                                                               --------------   --------------
           INCREASE (DECREASE) IN CASH...................................             (20,289)           7,921

           CASH:
             Beginning of period.........................................              38,644           84,924
                                                                               --------------   --------------
             End of period...............................................      $       18,355   $       92,845
                                                                               ==============   ==============



                 See Notes to Consolidated Financial Statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  SIGNIFICANT ACCOUNTING POLICIES--

    Basis of Presentation - The consolidated financial statements include the accounts of The Men's Wearhouse, Inc. and its wholly owned or controlled subsidiaries (the "Company"). Except for those discussed below, there have been no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, see Note 1 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended February 1, 2003.

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

                                                       FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                                    -------------------------------       -------------------------------
                                                     NOVEMBER 2,        NOVEMBER 1,        NOVEMBER 2,       NOVEMBER 1,
                                                        2002               2003               2002               2003
                                                    -------------      ------------       -------------     -------------
Net earnings, as reported........................   $       4,285      $      9,055       $      22,540     $      31,515
Additional compensation expense, net of tax .....            (702)             (635)             (2,192)           (1,807)
                                                    -------------      ------------       -------------     -------------
Pro forma net earnings...........................   $       3,583      $      8,420       $      20,348     $      29,708
                                                    =============      ============       =============     =============

Net earnings per share:
  As reported:
    Basic........................................   $        0.11      $       0.23       $        0.55      $       0.80
    Diluted......................................   $        0.11      $       0.23       $        0.55      $       0.79

  Pro forma:
    Basic........................................   $        0.09      $       0.22       $        0.50      $       0.76
    Diluted......................................   $        0.09      $       0.21       $        0.49      $       0.75

     Accounting Change -- We adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), on February 2, 2003. SFAS 143 addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The adoption of this statement did not have a material impact on our financial position, results of operations or cash flows.

     We adopted Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"), on February 2, 2003. SFAS 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". SFAS 145 also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". In addition, SFAS 145 amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also makes non-substantive technical corrections to existing pronouncements. The adoption of this statement did not have a material impact on our financial position, results of operations or cash flows.

     We adopted Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), on November 3, 2002. SFAS 146 replaces Emerging Issues Task Force ("EITF")

No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires, among other things, that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. The adoption of this statement did not have a material impact on our financial position, results of operations or cash flows.

     We adopted Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"), as of February 1, 2003. SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of the disclosure requirements of SFAS 148 did not have a material effect on the Company's financial position, results of operations or cash flows. The disclosures required by SFAS 148 are included as part of this note under the caption "Stock Based Compensation."

     We adopted Statement of Financial Accounting Standards No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), as of June 30, 2003. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), and is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a material impact on our financial position, results of operations or cash flows.

     We adopted Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150") as of August 3, 2003. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments, many of which were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material impact on our financial position, results of operations or cash flows.

     In November 2002, the FASB issued Financial Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement requirement of FIN 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002 and are applicable to guarantees issued before December 31, 2002. The adoption of FIN 45 did not have a material impact on our financial position, results of operations or cash flows.

    In November 2002, the EITF issued Issue 02-16, "Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor." This EITF addresses the accounting treatment for cash vendor allowances received. The adoption of EITF Issue 02-16 in 2003 did not have an impact on the Company's financial position, results of operations or cash flows as we do not receive any material vendor allowances.

    New Accounting Pronouncements -- In January 2003, the Financial Accounting Standards Board issued Financial Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. We do not have any variable interest entities created after January 31, 2003. For any arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. In October 2003, the FASB deferred the implementation date for FIN 46 to financial statements issued for the first period ending after December 15, 2003. The ultimate adoption of FIN 46 is not expected to have a material impact on our financial position, results of operations or cash flows.

2.  EARNINGS PER SHARE

     Basic earnings per share ("EPS") is computed using the weighted average number of common shares outstanding during the period and net earnings. Diluted EPS gives effect to the potential dilution which would have occurred if additional shares were issued for stock options exercised under the treasury stock method, as well as the potential dilution of any put options outstanding, computed using the reverse treasury stock method. Diluted EPS also gives effect to the 3,031,431 potentially dilutive shares issuable upon conversion of the Company's 3.125% Convertible Senior Notes due 2023. See "Liquidity and Capital Resources" discussion in "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 6 of Notes to Consolidated Financial Statements herein.

3.  ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING

     In connection with our direct sourcing program, we may enter into purchase commitments that are denominated in a foreign currency (primarily the Euro). Our practices include entering into foreign currency forward exchange contracts to minimize foreign currency exposure related to forecasted purchases of certain inventories. Under SFAS 133, such contracts have been designated as and accounted for as cash flow hedges. The settlement terms of the forward contracts, including amount, currency and maturity, correspond with payment terms for the merchandise inventories. Any ineffective portion of a hedge is reported in earnings immediately. At November 1, 2003, we had 29 contracts maturing in varying increments to purchase an aggregate notional amount of $20.9 million in foreign currency, maturing at various dates through January 2005. During the first nine months of 2003, we recognized an immaterial amount of hedge ineffectiveness.

     The changes in the fair value of the foreign currency forward exchange contracts are matched to inventory purchases by period and are recognized in earnings as such inventory is sold. The fair value of the forward exchange contracts is estimated by comparing the cost of the foreign currency to be purchased under the contracts using the exchange rates obtained under the contracts (adjusted for forward points) to the hypothetical cost using the spot rate at quarter end. We expect to recognize in earnings through October 30, 2004 approximately $0.1 million, net of tax, of existing net gains presently deferred in accumulated other comprehensive income.

4.  COMPREHENSIVE INCOME AND SUPPLEMENTAL CASH FLOWS

     Our comprehensive income is as follows (in thousands):

                                                              FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                            -----------------------------     -----------------------------
                                                             NOVEMBER 2,      NOVEMBER 1,      NOVEMBER 2,      NOVEMBER 1,
                                                                2002             2003             2002             2003
                                                            ------------     ------------     ------------     ------------
      Net earnings                                          $     4,285      $     9,055      $    22,540      $    31,515
      Change in derivative fair value, net of tax                  (135)            (173)           1,068              (11)
      Currency translation adjustments, net of tax                  854            4,674              920           10,334
                                                            -----------      -----------      -----------      -----------
      Comprehensive income                                  $     5,004      $    13,556      $    24,528      $    41,838
                                                            ===========      ===========      ===========      ===========

     We paid cash during the first nine months of 2002 of $1.4 million for interest and $19.6 million for taxes, compared with $1.8 million for interest and $15.9 million for taxes during the first nine months of 2003. We had non-cash investing and financing activities resulting from the tax benefit recognized upon exercise of stock options of $0.6 million and $1.2 million for the first nine months of 2002 and 2003, respectively, and from the issuance of treasury stock to the employee stock ownership plan of $0.5 million for the first nine months of 2003. No issuance of treasury stock to the employee stock ownership plan occurred during 2002.

5.  GOODWILL AND OTHER INTANGIBLE ASSETS

     Changes in the net carrying amount of goodwill for the year ended February 1, 2003 and for the nine months ended November 1, 2003 are as follows (in thousands):

Balance, February 2, 2002............................................................................        $  35,561
     Goodwill of acquired business...................................................................              233
     Translation adjustment..........................................................................              813
                                                                                                             ---------
Balance, February 1, 2003............................................................................        $  36,607
     Translation adjustment..........................................................................            2,810
                                                                                                             ---------
Balance, November 1, 2003............................................................................        $  39,417
                                                                                                             =========


     The gross carrying amounts and accumulated amortization of our other intangibles, which are included in other assets in the accompanying balance sheet, are as follows (in thousands):

                                                                           FOR THE NINE MONTHS             FOR THE YEAR
                                                                                 ENDED                        ENDED
                                                                    -------------------------------      -------------
                                                                     NOVEMBER 2,        NOVEMBER 1,       FEBRUARY 1,
                                                                         2002              2003              2003
                                                                    ------------       ------------      -------------
Trademarks, tradenames and other intangibles...............          $     5,466        $     9,483      $       7,958
Accumulated amortization...................................               (1,615)            (2,241)            (1,771)
                                                                     -----------        -----------      -------------
     Net total.............................................          $     3,851        $     7,242      $       6,187
                                                                    ============        ===========      =============

     The pretax amortization expense associated with intangible assets totaled approximately $270,000 and $521,000 for the nine months ended November 2, 2002 and November 1, 2003, respectively, and approximately $428,000 for the year ended February 1, 2003. Pretax amortization associated with intangible assets at November 1, 2003 is estimated to be $209,000 for the remainder of fiscal year 2003, $836,000 for each of the fiscal years 2004 and 2005, $785,000 for fiscal year 2006 and $623,000 for fiscal year 2007.

6.  LONG-TERM DEBT

    In January 2003, we replaced our existing $125.0 million revolving credit facility which was scheduled to mature in February 2004 with a new revolving credit agreement with a group of banks (the "Credit Agreement") that provides for borrowing of up to $100.0 million through February 4, 2006 (with extensions for up to two years under certain conditions). Advances under the Credit Agreement bear interest at a rate per annum equal to, at our option, the agent's prime rate or the reserve adjusted LIBOR rate plus a varying interest rate margin. The Credit Agreement also provides for fees applicable to unused commitments. In addition, in January 2003, we entered into a new Canadian term credit agreement under which we borrowed Can $62.0 million (US $40.7 million) which was used to repay approximately Can $60.9 million (US $40.0 million) in outstanding indebtedness of Moores under the previous term credit agreement. On October 31, 2003, we repaid the outstanding indebtedness of Can $60.5 million (US $45.9 million). As of November 1, 2003, there were no borrowings outstanding under the Credit Agreement. The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain a minimum level of net worth and certain financial ratios. The Credit Agreement also prohibits payment of cash dividends on our common stock. We are in compliance with the covenants in the Credit Agreement as of November 1, 2003.

    On October 21, 2003, we issued $130.0 million of 3.125% Convertible Senior Notes due 2023 in a private placement. A portion of the net proceeds from the Notes was used to repay the outstanding indebtedness under our Canadian term credit agreement and to repurchase shares of our stock under the program authorized by the Board in September 2003 (see above); the balance is reserved for general corporate purposes, which may include additional purchases of our common stock under our share repurchase program. Interest on the Notes is payable semi-annually on April 15 and October 15 of each year, beginning on April 15, 2004. The Notes will mature on October 15, 2023. However, holders may require us to purchase all or part of the Notes, for cash, at a purchase price of 100% of the principal amount per Note plus accrued and unpaid interest on October 15, 2008, October 15, 2013 and October 15, 2018 or upon a designated event. Beginning on October 15, 2008, we will pay additional contingent interest on the Notes if the average trading price of the Notes is above a specified level during a specified period. In addition, we may redeem all or a portion of the Notes on or after October 20, 2008, at 100% of the principal amount of the Notes plus any accrued and unpaid interest, contingent interest and additional amounts, if any. We also have the right to redeem the Notes between October 20, 2006 and October 19, 2008 if the price of our common stock reaches certain levels.

    During certain periods, the Notes are convertible by holders into shares of our common stock initially at a conversion rate of 23.3187 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of $42.88 per share of common stock (subject to adjustment in certain events), under the following circumstances: (1) if the closing sale price of our common stock issuable upon conversion exceeds 120% of the conversion price under specified conditions; (2) if we call the Notes for redemption; or (3) upon the occurrence of specified corporate transactions. Upon conversion of the Notes, in lieu of delivering common stock we may, in our discretion, deliver cash or a combination of cash and common stock. The Notes are general senior unsecured obligations, ranking on a parity in right of payment with all our existing and future unsecured senior indebtedness and our other general unsecured obligations, and senior in right of payment with all our future subordinated indebtedness. The Notes are effectively subordinated to all of our senior secured indebtedness, and all indebtedness and liabilities of our subsidiaries.

7.  LEGAL MATTERS

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

     The Orange County Suit was brought as a purported class action. The Los Angeles County Suit was brought as a multi-party action. Both Suits allege several causes of action, each based on the factual allegation that in the State of California the Company and K&G misclassified its managers and assistant managers as exempt from the application of certain California labor statutes. Because of this alleged misclassification, the Suits allege that the Company and K&G failed to pay overtime compensation and provide the required rest periods to such employees. The Suits seek, among other things, declaratory and injunctive relief along with an accounting as to alleged wages, premium pay, penalties, interest and restitution allegedly due the class defendants. We believe that our managers and assistant managers were properly classified as exempt under such statutes and, therefore, properly compensated. The Company intends to vigorously defend the Suits. We believe that the ultimate resolution of the Suits will not have a material adverse effect on the Company.

     On April 23, 2003, a lawsuit was filed against K&G in the Los Angeles Superior Court of California, Case No. BC294497 (the "Tailor's Suit"). The Tailor's Suit was brought as a multi-party action. The Tailor's Suit alleges several causes of action, each based on the factual allegation that in the State of California K&G misclassified the tailors working in their stores as "independent contractors" and refused to classify them as non-exempt employees subject to the application of certain California labor statutes. Because of this alleged misclassification, the Tailor's Suit alleges that K&G failed to pay hourly and overtime compensation and provide the required rest periods required by such labor statutes. The Tailor's Suit further alleges that K&G violated several other labor statutes and regulations as well as the California Unfair Competition Law. It seeks, among other things, restitution, disgorgement due to failure to comply with California labor laws, penalties, declaratory and injunctive relief. We believe that the tailors were properly classified as independent contractors and properly compensated pursuant to the terms of their respective Independent Contractor Agreements. The Company intends to vigorously defend the Tailor's Suit. We believe that the ultimate resolution of the Tailor's Suit will not have a material adverse effect on the Company.

     In addition, we are involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of our business. Management believes that none of these matters will have a material adverse effect on our financial condition, results of operations or cash flows.

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

     The following table presents information with respect to stores in operation during each of the respective fiscal periods:

                                              FOR THE THREE MONTHS              FOR THE NINE MONTHS           FOR THE YEAR
                                                      ENDED                             ENDED                     ENDED
                                         -------------------------------   --------------------------------   -------------
                                          NOVEMBER 2,      NOVEMBER 1,      NOVEMBER 2,       NOVEMBER 1,      FEBRUARY 1,
                                              2002             2003           2002               2003            2003
                                         --------------   --------------   --------------   ---------------   -------------
  Stores open at beginning of period          686              681             680               689              680
    Opened                                      7                8              15                 9               16
    Closed                                     (1)              --              (3)               (9)              (7)
                                              ---              ---             ---               ---              ---
  Stores open at end of period                692              689             692               689              689
                                              ===              ===             ===               ===              ===


  Stores open at end of period:
  U.S. --
    Men's Wearhouse                           506              504              506              504              505
    K&G                                        72               71               72               71               70
                                              ---              ---              ---              ---              ---
                                              578              575              578              575              575
  Canada -- Moores                            114              114              114              114              114
                                              ---              ---              ---              ---              ---
                                              692              689              692              689              689
                                              ===              ===              ===              ===              ===

RESULTS OF OPERATIONS

    Three Months Ended November 2, 2002 and November 1, 2003

    Our net sales were $322.6 million for the quarter ended November 1, 2003, a $30.1 million or 10.3% increase from the same prior year period. This increase was due primarily to a 9.8% increase in U.S. comparable store sales (which are calculated primarily by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period). The increase in comparable sales for the U.S. stores was due mainly to increased unit sales of suits and continued growth in our tuxedo rental business, which increased from 3.5% of total revenues in the third quarter of 2002 to 4.3% of total revenues in the third quarter of 2003. A decrease of 5.2% in comparable sales for the Canadian stores, due partially to softer demand overall in the Canadian men's apparel market, was more than offset by the foreign currency exchange rate translation effect from the strengthening of the Canadian dollar.

    Gross margin increased $20.5 million or 20.9% from the same prior year quarter to $118.4 million in the third quarter of 2003. As a percentage of sales, gross margin increased from 33.5% in the third quarter of 2002 to 36.7% in the third quarter of 2003. This increase in gross margin percentage resulted mainly from continued growth in our tuxedo rental business, which carries a significantly higher incremental gross margin impact than our traditional businesses, and improved initial markups and product margins realized from the shift started in the second quarter of 2002 to merchandise with lower opening price points at our Men's Wearhouse brand.

    Selling, general and administrative ("SG&A") expenses, as a percentage of sales, were 32.0% for the third quarter of 2003, compared to 31.0% for the third quarter of 2002, with SG&A expenditures increasing by $12.7 million or 14.0% to $103.3 million. On an absolute dollar basis, the principal components of SG&A expenses increased primarily due to continued growth in our tuxedo rental business, increased salaries and benefits associated with increased sales and higher advertising costs. As a percentage of net sales, advertising expense remained flat at 4.7%, store salaries increased from 12.6% to 12.8% and other SG&A expenses increased from 13.8% to 14.5%.

    Interest expense, net of interest income, increased from $0.4 million in the third quarter of 2002 to $0.7 million in the third quarter of 2003. Weighted average borrowings outstanding increased from $39.5 million in the third quarter of 2002 to $61.8 million for the third quarter of 2003, and the weighted average interest rate on outstanding indebtedness decreased from 5.3% to 4.6%. The increase in the weighted average borrowings was due primarily to the issuance of $130.0 million of 3.125% Convertible Senior Notes due 2023 (the "Notes") in October 2003, a portion of the proceeds of which was used to repay the balance outstanding on our Canadian credit facility. The decrease in the weighted average interest rate was also due to the issuance of the Notes. The effect of this increase in weighted average borrowings from the prior year on interest expense was partly offset by an increase in interest income due to higher cash balances. See "Liquidity and Capital Resources" discussion in the following section herein.

    Our effective income tax rate decreased from 37.8% for the third quarter of 2002 to 37.3% for the third quarter of 2003. The effective tax rate was higher than the statutory U.S. federal rate of 35% primarily due to the effect of state income taxes.

    These factors resulted in net earnings of $9.1 million or 2.8% of net sales for the third quarter of 2003, compared with net earnings of $4.3 million or 1.5% of net sales for the third quarter of 2002.

    Nine Months Ended November 2, 2002 and November 1, 2003

    Our net sales were $970.0 million for the nine months ended November 1, 2003, a $65.1 million or 7.2% increase over the same prior year period. This increase was due primarily to a 6.2% increase in U.S. comparable store sales, resulting mainly from increased unit sales of suits and continued growth in our tuxedo rental business, which increased from 3.1% of total revenues in the first nine months of 2002 to 4.6% of total revenues in the first nine months of 2003. A decrease of 5.6% in comparable sales for the Canadian stores was due mainly to unusually severe and extended winter weather conditions during the first quarter, a shorter summer sale during the second quarter and softer demand overall in the Canadian men's apparel market experienced throughout the first nine months of 2003. However, this decrease was more than offset by the foreign currency exchange rate translation effect from the strengthening of the Canadian dollar.

    Gross margin increased $43.4 million or 14.1% over the same prior year period to $352.6 million for the first nine months of 2003. As a percentage of sales, gross margin increased from 34.2% for the first nine months of 2002 to 36.4% for the first nine months of 2003. This increase in gross margin percentage resulted mainly from continued growth in our tuxedo rental business, which carries a significantly higher incremental gross margin impact than our traditional businesses. In addition, our shift starting in the second quarter of 2002 to merchandise with lower opening price points at our Men's Wearhouse brand resulted in improved initial markups and product margins in 2003.

    SG&A expenses, as a percentage of sales, were 30.1% for the first nine months of 2002, compared to 31.0% for the first nine months of 2003, with SG&A expenditures increasing by $28.8 million or 10.6% to $300.9 million. On an absolute dollar basis, the principal components of SG&A expenses increased primarily due to continued growth in our tuxedo rental business, increased salaries and benefits associated with increased sales, higher advertising costs and higher insurance costs. SG&A expenses were reduced by the recognition of a $4.4 million deferred pretax gain from the sale, in March 2002, of substantially all of the assets of Chelsea Market Systems, L.L.C. ("Chelsea") to an unrelated company regularly engaged in the development and licensing of software to the retail industry. However, most of the gain recognized was offset by $3.7 million in costs related to store closures and the write-off of certain technology assets during the first quarter of 2003. As a percentage of net sales, advertising expense decreased from 4.6% to 4.5%, store salaries decreased from 12.4% to 12.3% and other SG&A expenses increased from 13.2% to 14.2%.

    Interest expense, net of interest income, increased from $0.8 million for the first nine months of 2002 to $1.5 million in the first nine months of 2003. Weighted average borrowings outstanding increased from $39.9 million in the prior year to $49.5 million in the first nine months of 2003, and the weighted average interest rate on outstanding indebtedness increased from 4.7% to 5.4%. The increase in the weighted average borrowings was due primarily to the issuance of the Notes in October 2003, a portion of the proceeds of which was used to repay the balance outstanding on our Canadian credit facility. The increase in the weighted average interest rate was due primarily to increases in the LIBOR rate, as well as an increase in the rate payable for our then-existing Canadian term loan. The effect of these increases on interest expense was partly offset by an increase in interest income due to higher cash balances.

See "Liquidity and Capital Resources" discussion in the following section herein.

    Our effective income tax rate decreased from 37.8% for the nine months ended November 2, 2002 to 37.3% for the nine months ended November 1, 2003. The effective tax rate was higher than the statutory U.S. federal rate of 35% primarily due to the effect of state income taxes.

    These factors resulted in net earnings of $31.5 million or 3.3% of net sales for the first nine months of 2003, compared with net earnings of $22.5 million or 2.5% of net sales for the first nine months of 2002.

LIQUIDITY AND CAPITAL RESOURCES

    Working capital was $379.8 million at November 1, 2003, which is up from $325.3 million at February 1, 2003 and $305.2 million at November 2, 2002. Historically, our working capital has been at its lowest level in January and February, and has increased through November as inventory buildup is financed with long-term borrowings in preparation for the fourth quarter selling season. Working capital at the end of the third quarter of 2003 is higher than third quarter of 2002 due mainly to our increased inventory levels and cash balances.

    Our operating activities provided net cash of $34.3 million in the first nine months of 2002, as cash provided by net earnings, adjusted for non-cash charges and increases in payables, was offset partially by increases in inventories and other assets and a decrease in income taxes payable. During the first nine months of 2003, operating activities provided net cash of $24.6 million due mainly to net earnings, adjusted for non-cash charges (including recognition of a deferred gain on a sale of assets) and increases in accounts payables, accrued expenses and income taxes payable, offset partially by increases in inventories. Inventories increased in the first nine months of 2003 due to seasonal inventory buildup and the purchase of fabric used in the direct sourcing of inventory. During the first nine months of 2002, the increase in inventory was less pronounced as a result of a decrease in net sales of 4.5% in fiscal 2001, which resulted in lower planned inventory purchases.

     Our investing activities used net cash of $28.5 million and $34.2 million for the first nine months of 2002 and 2003, respectively. Cash used in investing activities was primarily comprised of capital expenditures relating to stores opened, remodeled or relocated during the period or under construction at the end of the period and infrastructure technology investments. During the first nine months of 2002, cash used for capital expenditures was partially offset by net proceeds of $6.8 million received from the sale of assets.

     Our financing activities used net cash of $26.5 million for the first nine months of 2002, due mainly to purchases of treasury stock offset by proceeds from the issuance of our common stock for options exercised. Net cash provided by financing activities was $15.7 million for the first nine months of 2003, due mainly to proceeds received from the issuance of the Notes and proceeds from the issuance of our common stock for options exercised, offset by purchases of treasury stock and the repayment of our Canadian term loan. The treasury stock purchases were made under stock repurchase programs authorized by our Board of Directors in January 2000, January 2001, November 2002 and September 2003. Under the January 2000, January 2001 and November 2002 programs, 1,480,000 shares were repurchased at a cost of $28.1 million during the first nine months of 2002 and 1,057,100 shares were repurchased at a cost of $24.1 million during the first nine months of 2003. In September 2003, the Board of Directors authorized a program for the repurchase of up to $100.0 million of Company common stock in the open market or in private transactions. This authorization superceded the approximately $1 million we had remaining under the Board's November 2002 authorization of a $25 million share repurchase program. As of November 1, 2003, we had repurchased under this program 1,405,400 shares at a cost of $42.4 million in private transactions and 235,600 shares at a cost of $6.9 million in open market transactions. A total of 2,698,100 shares at a cost of $73.4 million have been repurchased during the first nine months of 2003.

    In January 2003, we replaced our existing $125.0 million revolving credit facility which was scheduled to mature in February 2004 with a new revolving credit agreement with a group of banks (the "Credit Agreement") that provides for borrowing of up to $100.0 million through February 4, 2006 (with extensions for up to two years under certain conditions). Advances under the Credit Agreement bear interest at a rate per annum equal to, at our option, the agent's prime rate or the reserve adjusted LIBOR rate plus a varying interest rate margin. The Credit Agreement also provides for fees applicable to unused commitments. In addition, in January 2003, we entered into a new Canadian term credit agreement under which we borrowed Can $62.0 million (US $40.7 million) which was used to repay approximately Can $60.9 million (US $40.0 million) in outstanding indebtedness of Moores under the previous term credit agreement. On October 31, 2003, we repaid the outstanding indebtedness of Can $60.5 million (US $45.9 million). As of November 1, 2003, there were no borrowings outstanding under the Credit Agreement. The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain a minimum level of net worth and certain financial ratios. The Credit Agreement also prohibits payment of cash dividends on our common stock. We are in compliance with the covenants in the Credit Agreement as of November 1, 2003.

    On October 21, 2003, we issued $130.0 million of 3.125% Convertible Senior Notes due 2023 in a private placement. A portion of the net proceeds from the Notes was used to repay the outstanding indebtedness under our Canadian term credit agreement and to repurchase shares of our common stock under the program authorized by the Board in September 2003 (see above); the balance is reserved for general corporate purposes, which may include additional purchases of our common stock under our share repurchase program. Interest on the Notes is payable semi-annually on April 15 and October 15 of each year, beginning on April 15, 2004. The Notes will mature on October 15, 2023. However, holders may require us to purchase all or part of the Notes, for cash, at a purchase price of 100% of the principal amount per Note plus accrued and unpaid interest on October 15, 2008, October 15, 2013 and October 15, 2018 or upon a designated event. Beginning on October 15, 2008, we will pay additional contingent interest on the Notes if the average trading price of the Notes is above a specified level during a specified period. In addition, we may redeem all or a portion of the Notes on or after October 20, 2008, at 100% of the principal amount of the Notes plus any accrued and unpaid interest, contingent interest and additional amounts, if any. We also have the right to redeem the Notes between October 20, 2006 and October 19, 2008 if the price of our common stock reaches certain levels.

    During certain periods, the Notes are convertible by holders into shares of our common stock initially at a conversion rate of 23.3187 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of $42.88 per share of common stock (subject to adjustment in certain events), under the following circumstances: (1) if the closing sale price of our common stock issuable upon conversion exceeds 120% of the conversion price under specified conditions; (2) if we call the Notes for redemption; or (3) upon the occurrence of specified corporate transactions. Upon conversion of the Notes, in lieu of delivering common stock we may, in our discretion, deliver cash or a combination of cash and common stock. The Notes are general senior unsecured obligations, ranking on a parity in right of payment with all our existing and future unsecured senior indebtedness and our other general unsecured obligations, and senior in right of payment with all our future subordinated indebtedness. The Notes are effectively subordinated to all of our senior secured indebtedness, and all indebtedness and liabilities of our subsidiaries.

    We anticipate that our existing cash and cash flow from operations, supplemented by borrowings under our Credit Agreement, will be sufficient to fund our planned store openings, other capital expenditures and operating cash requirements for at least the next 12 months.

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

       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are subject to exposure from fluctuations in U.S. dollar/Euro exchange rates and the Canadian dollar/Euro exchange rates. As further described in Note 3 of Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources", we utilize foreign currency forward exchange contracts to limit exposure to changes in currency exchange rates. At November 1, 2003, we had 29 contracts maturing at various dates through January 2005. Unrealized pretax gains on these forward contracts totaled approximately $0.1 million at November 1, 2003. A hypothetical 10% change in applicable November 1, 2003 forward rates could increase or decrease this pretax gain by $2.1 million related to these positions. However, it should be noted that any change in the value of these contracts, whether real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged item.

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


                        ITEM 4 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The Company's management, with the participation of the Company's principal executive officer ("CEO") and principal financial officer ("CFO"), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the fiscal quarter ended November 1, 2003. Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures were effective as of the end of the fiscal quarter ended November 1, 2003 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

     There were no changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended November 1, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

     The Orange County Suit was brought as a purported class action. The Los Angeles County Suit was brought as a multi-party action. Both Suits allege several causes of action, each based on the factual allegation that in the State of California the Company and K&G misclassified its managers and assistant managers as exempt from the application of certain California labor statutes. Because of this alleged misclassification, the Suits allege that the Company and K&G failed to pay overtime compensation and provide the required rest periods to such employees. The Suits seek, among other things, declaratory and injunctive relief along with an accounting as to alleged wages, premium pay, penalties, interest and restitution allegedly due the class defendants. We believe that our managers and assistant managers were properly classified as exempt under such statutes and, therefore, properly compensated. The Company intends to vigorously defend the Suits. We believe that the ultimate resolution of the Suits will not have a material adverse effect on the Company.

     On April 23, 2003, a lawsuit was filed against K&G in the Los Angeles Superior Court of California, Case No. BC294497 (the "Tailor's Suit"). The Tailor's Suit was brought as a multi-party action. The Tailor's Suit alleges several causes of action, each based on the factual allegation that in the State of California K&G misclassified the tailors working in their stores as "independent contractors" and refused to classify them as non-exempt employees subject to the application of certain California labor statutes. Because of this alleged misclassification, the Tailor's Suit alleges that K&G failed to pay hourly and overtime compensation and provide the required rest periods required by such labor statutes. The Tailor's Suit further alleges that K&G violated several other labor statutes and regulations as well as the California Unfair Competition Law. It seeks, among other things, restitution, disgorgement due to failure to comply with California labor laws, penalties, declaratory and injunctive relief. We believe that the tailors were properly classified as independent contractors and properly compensated pursuant to the terms of their respective Independent Contractor Agreements. The Company intends to vigorously defend the Tailor's Suit. We believe that the ultimate resolution of the Tailor's Suit will not have a material adverse effect on the Company.

    In addition, we are involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of our business. Management believes that none of these matters will have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS.

  Exhibit
   Number                         Exhibit Index
   ------                         -------------
    4.1           --  Indenture (including form of note) dated October 21, 2003 among The Men's Wearhouse and
                      JPMorgan Chase Bank, as trustee, relating to The Men's Wearhouse's 3.125% Convertible
                      Senior Notes due 2023. (filed herewith).
    4.2           --  Registration Rights Agreement dated October 21, 2003 among The Men's Wearhouse and Bear,
                      Stearns & Co. Inc., Wachovia Capital Markets, LLC, J.P. Morgan Securities Inc., Fleet
                      Securities, Inc. (filed herewith).
    4.3           --  First Amendment to Revolving Credit Agreement, dated October 13, 2003, among The Men's
                      Wearhouse, Inc., JPMorgan Chase Bank and the Banks listed therein (filed herewith).
   25.1           --  Statement of Eligibility and  Qualification of Trustee under the Trust Indenture Act of
                      1939, as amended, on Form T-1 (filed herewith).
   31.1           --  Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                      by the Chief Executive Officer (filed herewith).
   31.2           --  Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                      by the Chief Financial Officer (filed herewith).
   32.1           --  Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                      by the Chief Executive Officer (filed herewith).
   32.2           --  Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                      by the Chief Financial Officer (filed herewith).


     (b)  REPORTS ON FORM 8-K.

     On August 20, 2003, the Company filed a current report on Form 8-K pursuant to Item 12 reporting the issuance of a press release that reported earnings results for the three and six months ended August 2, 2003.

     On October 14, 2003, the Company filed a current report on Form 8-K pursuant to Item 5 announcing its intention to sell, subject to market and other conditions, $110.0 million aggregate principal amount of the Notes in a private, unregistered offering to "qualified institutional buyers," pursuant to Rule 144A under the Securities Act of 1933, as amended.

     On October 16, 2003, the Company filed a current report on Form 8-K pursuant to Item 5 announcing the pricing of the Notes.

     On October 21, 2003, the Company filed a current report on Form 8-K pursuant to Item 5 announcing that the initial purchasers of the Notes exercised their option to purchase an additional $20.0 million principal amount of such Notes.

     On November 19, 2003, the Company filed a current report on Form 8-K pursuant to Item 12 reporting the issuance of a press release that reported earnings results for the three and nine months ended November 1, 2003.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, The Men's Wearhouse, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  December 16, 2003                      THE MEN'S WEARHOUSE, INC.


                                          By     /s/  NEILL P. DAVIS
                                            ----------------------------------
                                                      Neill P. Davis
                                                Executive Vice President,
                                                 Chief Financial Officer
                                             and Principal Financial Officer

                               INDEX TO EXHIBITS


  Exhibit
   Number                         Exhibit Index
   ------                         -------------
    4.1           --  Indenture (including form of note) dated October 21, 2003 among The Men's Wearhouse and
                      JPMorgan Chase Bank, as trustee, relating to The Men's Wearhouse's 3.125% Convertible
                      Senior Notes due 2023. (filed herewith).
    4.2           --  Registration Rights Agreement dated October 21, 2003 among The Men's Wearhouse and Bear,
                      Stearns & Co. Inc., Wachovia Capital Markets, LLC, J.P. Morgan Securities Inc., Fleet
                      Securities, Inc. (filed herewith).
    4.3           --  First Amendment to Revolving Credit Agreement, dated October 13, 2003, among The Men's
                      Wearhouse, Inc., JPMorgan Chase Bank and the Banks listed therein (filed herewith).
   25.1           --  Statement of Eligibility and  Qualification of Trustee under the Trust Indenture Act of
                      1939, as amended, on Form T-1 (filed herewith).
   31.1           --  Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                      by the Chief Executive Officer (filed herewith).
   31.2           --  Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                      by the Chief Financial Officer (filed herewith).
   32.1           --  Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                      by the Chief Executive Officer (filed herewith).
   32.2           --  Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                      by the Chief Financial Officer (filed herewith).