Form 10-K
period 2004-01-31
MENS WEARHOUSE INC
filed 2004-04-15
CIK 884217

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

     For the fiscal year ended January 31, 2004 or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

     For the transition period from ____________ to__________
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

           Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
              Title of each class                    on which registered
              -------------------                    -------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X]. No [ ].

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of shares of common stock on the New York Stock Exchange on August 2, 2003, was approximately $829.7 million.

     The number of shares of common stock of the registrant outstanding on April 9, 2004 was 36,102,071 excluding 6,979,423 shares classified as Treasury Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                      DOCUMENT                                 INCORPORATED AS TO
                      --------                                 ------------------
Notice and Proxy Statement for the Annual Meeting of     Part III: Items 10,11,12 and 13
Shareholders scheduled to be held June 30, 2004.

                             FORM 10-K REPORT INDEX

10-K PART AND ITEM NO.                                                                             PAGE NO.
----------------------                                                                             --------
PART I
   Item 1.      Business.......................................................................       1
   Item 2.      Properties.....................................................................       7
   Item 3.      Legal Proceedings..............................................................       9
   Item 4.      Submission of Matters to a Vote of Security Holders............................       10

PART II
   Item 5.      Market for the Company's Common Equity and Related Stockholder Matters.........       11
   Item 6.      Selected Financial Data........................................................       12
   Item 7.      Management's Discussion and Analysis of Financial Condition and Results of
                Operations.....................................................................       14
   Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.....................       24
   Item 8.      Financial Statements and Supplementary Data....................................       25
   Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial
                Disclosure.....................................................................       43
   Item 9A.     Controls and Procedures........................................................       43

PART III
   Item 10.     Directors and Executive Officers of the Company................................       43
   Item 11.     Executive Compensation.........................................................       43
   Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related
                Stockholder Matters............................................................       43
   Item 13.     Certain Relationships and Related Transactions.................................       43
   Item 14.     Principal Accountant Fees and Services.........................................       43

PART IV
   Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K................       44

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

THE COMPANY

         We are one of the largest specialty retailers of men's suits in the United States and Canada. At January 31, 2004, our U.S. operations included 579 retail apparel stores in 44 states and the District of Columbia, primarily operating under the brand names of Men's Wearhouse and K&G, with approximately 25% of our locations in Texas and California. At January 31, 2004, our Canadian operations included 114 retail apparel stores in 10 provinces operating under the brand name of Moores Clothing for Men. Below is a brief description of our brands:

         Men's Wearhouse

         Under the Men's Wearhouse brand, we target middle and upper-middle income men by offering quality merchandise at everyday low prices. In addition to value, we believe we provide a superior level of customer service. Men's Wearhouse stores offer a broad selection of designer, brand name and private label merchandise at prices we believe are typically 20% to 30% below the regular prices found at traditional department and specialty stores. Our merchandise includes suits, sport coats, slacks, business casual, sportswear, outerwear, dress shirts, shoes and accessories. We concentrate on business attire that is characterized by infrequent and more predictable fashion changes. Therefore, we believe we are not as exposed to trends typical of more fashion-forward apparel retailers, where significant markdowns and promotional pricing are more common. At January 31, 2004, we operated 506 Men's Wearhouse stores in 44 states and the District of Columbia. These stores are referred to as "Men's Wearhouse stores" or "traditional stores".

         We also began a tuxedo rental program in selected Men's Wearhouse stores during 1999. We believe this program generates incremental business for us without significant incremental personnel or real estate costs and broadens our customer base by drawing first-time and younger customers into our stores. We completed the rollout of this program to our traditional stores during the first quarter of fiscal 2002 and now offer tuxedo rentals in substantially all of our Men's Wearhouse stores.

         K&G

         Under the K&G brand, we target the more price sensitive customer. The K&G brand was acquired as a result of our combination with K&G Men's Center, Inc. in June 1999. At January 31, 2004, we operated 73 K&G stores in 23 states, which includes five stores operating under the name The Suit Warehouse (four in the metropolitan Detroit, Michigan area and one in Toledo, Ohio). Thirty-five of the K&G stores offer ladies' career apparel that is also targeted to the more price sensitive customer.

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

         Moores

         Under the Moores brand, we target middle and upper-middle income men in Canada by offering quality merchandise at everyday low prices. Moores, which was acquired as a result of our combination with Moores Retail Group Inc. in February 1999, is one of Canada's leading specialty retailers of men's suits, with 114 retail apparel stores in 10 Canadian provinces at January 31, 2004. Similar to the Men's Wearhouse stores, Moores stores offer a broad selection of quality merchandise at prices we believe are typically 20% to 30% below the regular prices charged by traditional Canadian department and specialty stores. Moores focuses on conservative, basic tailored apparel that we believe limits exposure to changes in fashion trends and the need for significant markdowns. Moores' merchandise consists of suits, sport coats, slacks, business casual, dress shirts, sportswear, outerwear, shoes and accessories.

         In October 2003, we extended our tuxedo rental program to our Moores stores, and, as of January 31, 2004, offered tuxedo rentals in 48 Moores stores. Subsequent to year end, the tuxedo program has been extended to the remainder of the Moores stores.

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

EXPANSION STRATEGY

         Our expansion strategy includes:

         - opening additional Men's Wearhouse and K&G stores in new and existing markets,

         -   expanding our tuxedo rental program to Moores stores,

         - testing opportunities to market complementary products and services,

         -   testing expanded, more fashion-oriented merchandise concepts, and

         - identifying strategic acquisition opportunities, including but not limited to international opportunities.

         In general terms, we consider a geographic area served by a common group of television stations as a single market.

         On a limited basis, we have acquired store locations, inventories, customer lists, trademarks and tradenames from existing menswear retailers in both new and existing markets. We may do so again in the future. At present, in 2004 we plan to open approximately eleven new Men's Wearhouse stores and eight new K&G stores, to close approximately six Men's Wearhouse stores and four K&G stores, to expand and/or relocate approximately twelve existing Men's Wearhouse stores and one existing K&G store and to continue expansion in subsequent years. We believe that our ability to increase the number of traditional stores in the United States above 550 will be limited. However, we believe that additional growth opportunities exist through improving and diversifying the merchandise mix, relocating stores, expanding our K&G brand and adding complementary products and services.

         In connection with our strategy of testing opportunities to market complementary products and services, in December 2003 we acquired the assets and operating leases for 13 retail dry cleaning and laundry facilities operating in the metropolitan Houston, Texas area. We may open or acquire additional facilities on a limited basis during 2004 as we test market and evaluate the feasibility of developing a national retail dry cleaning and laundry line of business. However, we do not expect these operations or expansion efforts to have a material effect on our financial position, results of operations or cash flows for 2004.

         We also plan to open six new casual clothing/sportswear concept stores in 2004 in order to test an expanded, more fashion-oriented merchandise concept for men and women. These stores will be 3,000 to 3,500 square feet and will be located in high-end regional malls. They will target the 25 to 35 year old customer with Latin-inspired store designs and offerings. We do not expect these operations to have a material effect on our financial position, results of operations or cash flows for 2004.

MERCHANDISING

         Our stores offer a broad selection of designer, brand name and private label men's business attire, including a consistent stock of core items (such as navy blazers, tuxedos and basic suits). Although basic styles are emphasized, each season's merchandise reflects current fabric and color trends, and a small percentage of inventory, accessories in particular, are usually more fashion oriented. The broad merchandise selection creates increased sales opportunities by permitting a customer to purchase substantially all of his tailored wardrobe and accessory requirements, including shoes, at our stores. Within our tailored clothing, we offer an assortment of styles from a variety of manufacturers and maintain a broad selection of fabrics, colors and sizes. Based on the experience and expertise of our management, we believe that the depth of selection offered provides us with an advantage over most of our competitors.

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

         By targeting men's business attire, a category of men's clothing characterized by infrequent and more predictable fashion changes, we believe we are not as exposed to trends typical of more fashion-forward apparel retailers. This allows us to carry basic merchandise over to the following season and reduces the need for markdowns; for example, a navy blazer or gray business suit may be carried over to the next season. Our Men's Wearhouse and Moores stores have an annual sale that starts around Christmas and runs through the month of January, during which prices on many items are reduced 20% to 50% off the everyday low prices. This sale reduces stock at year-end and prepares for the arrival of the new season's merchandise. We also have a similar event in mid-summer; however, the level of advertising for promotion of the summer event is lower than that for the year-end event.

         During 2001, 2002 and 2003, 56.8%, 56.5% and 55.2%, respectively, of our total net merchandise sales were attributable to tailored clothing (suits, sport coats and slacks) and 43.2%, 43.5% and 44.8%, respectively, were attributable to casual attire, sportswear, shoes, shirts, ties, outerwear and other.

         In addition to accepting cash, checks or nationally recognized credit cards, we offer our own private label credit card to Men's Wearhouse customers and, in May 2002, we introduced a private label credit card to our Moores customers. We have contracted with a third-party vendor to provide all necessary servicing and processing and to assume all credit risks associated with a private label credit card program. We believe that the private label credit card provides us with an important tool for targeted marketing and presents an excellent opportunity to communicate with our customers. During 2003, our customers used the private label credit card for approximately 16% of our sales at the Men's Wearhouse brand and approximately 10% of our sales at the Moores brand.

CUSTOMER SERVICE AND MARKETING

         The Men's Wearhouse and Moores sales personnel are trained as clothing consultants to provide customers with assistance and advice on their apparel needs, including product style, color coordination, fabric and garment fit. For example, clothing consultants at Men's Wearhouse stores attend an intensive training program at our training facility in Fremont, California, which is further supplemented with weekly store meetings, periodic merchandise meetings and frequent interaction with all levels of store management.

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

         Our total annual advertising expenditures, which were $61.2 million, $60.1 million and $62.9 million in 2001, 2002 and 2003, respectively, are significant. The Company advertises principally on television and radio, which we consider the most effective means of attracting and reaching potential customers, and our advertising campaign is designed to reinforce our various brands.

PURCHASING AND DISTRIBUTION

         We purchase merchandise from approximately 700 vendors. In 2003, no vendor accounted for 10% or more of purchases. Management does not believe that the loss of any vendor would significantly impact us. While we have no material long-term contracts with our vendors, we believe that we have developed an excellent relationship with our vendors, which is supported by consistent purchasing practices.

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

         We purchase a significant portion of our inventory through a direct sourcing program. In addition to finished product, we purchase fabric from mills and contract with certain factories for the assembly of the finished product to be sold in our U.S. and Canadian stores. Our direct sourcing arrangements for fabric and assembly have been with both domestic and foreign mills and factories. During 2001, 2002 and 2003, product procured through the direct sourcing program represented approximately 28%, 27% and 30%, respectively, of total inventory purchases for stores operating in the U.S. We expect that purchases through the direct sourcing program will represent approximately 35% of total U.S. purchases in 2004. During 2001, 2002 and 2003, our manufacturing operations at Golden Brand provided 47%, 43% and 34%, respectively, of inventory purchases for Moores stores and 5%, 8% and 9% during 2001, 2002 and 2003, respectively, of inventory purchases for Men's Wearhouse stores.

         To protect against currency exchange risks associated with certain firmly committed and certain other probable, but not firmly committed, inventory transactions denominated in a foreign currency (primarily the Euro), we enter into forward exchange contracts. In addition, many of the purchases from foreign vendors are financed by letters of credit.

         We have entered into license agreements with a limited number of parties under which we are entitled to use designer labels such as "Gary Player(R)" and nationally recognized brand labels such as "Botany(R)" and "Botany 500(R)" in return for royalties paid to the licensor based on the costs of the relevant product. These license agreements generally limit the use of the individual label to products of a specific nature (such as men's suits, men's formal wear or men's shirts). The labels licensed under these agreements will continue to be used in connection with a portion of the purchases under the direct sourcing program described above, as well as purchases from other vendors. We monitor the performance of these licensed labels compared to their cost and may elect to selectively terminate any license, as provided in the respective agreement. We have also purchased several trademarks, including "Cricketeer(R)," "Joseph & Feiss(R)," "Baracuta(R)", "Pronto Uomo(R)," "Linea Uomo(R)," and "Twinhill(R)," which are used similarly to our licensed labels. Because of the continued consolidation in the men's tailored clothing industry, we may be presented with opportunities to acquire or license other designer or nationally recognized brand labels.

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

         We lease and operate 26 long-haul tractors and 60 trailers, which, together with common carriers, are used to transport merchandise from the vendors to our distribution facilities and from the distribution facilities to Men's Wearhouse stores within each market. We also lease or own 76 smaller van-like trucks, which are used to deliver merchandise locally or within a given geographic region.

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

SEASONALITY

         Like most retailers, our business is subject to seasonal fluctuations. In most years, over 30% of our net sales and over 45% of our net earnings have been generated during the fourth quarter of each year. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full year (see Note 10 of Notes to Consolidated Financial Statements).

TRADEMARKS AND SERVICEMARKS

         We are the owner in the United States of the trademark and servicemark "The Men's Wearhouse(R)" and of federal registrations therefor expiring in 2010, 2009 and 2012, respectively, subject to renewal. We have also been granted registrations for that trademark and servicemark in the 43 states (including Texas and California) in which we currently do business (as well as the District of Columbia) and have used those marks. We are also the owner of "MW Men's Wearhouse (and design)(R)" and federal registrations therefor expiring in 2010 and 2011, respectively, subject to renewal. Our rights in the "The Men's Wearhouse(R)" and "MW Men's Wearhouse (and design) (R)" marks are a significant part of our business, as the marks have become well known through our television and radio advertising campaigns. Accordingly, we intend to maintain our marks and the related registrations.

         We are also the owner in the United States of the servicemarks "The Suit Warehouse(R)" and "The Suit Warehouse (and logo)," which are tradenames used by certain of the stores in Michigan and Ohio operated by K&G, and "K&G(R)", which is a tradename used by K&G stores. K&G stores also operate under the tradenames "K&G Men's Superstore(R)," "K&G Men's Center(R)," "K&G MenSmart(R)" and "K&G Ladies(R)." We own the registrations for "K&G(R)," "K&G (stylized)(R)," "K&G For Men. For Women. For Less(R)," "K&G Men's Superstore(R)," "K&G Men's Superstore (and design)(R) ," "K&G Ladies(R)," and "K&G Superstore(R)." The application for the servicemark "K&G Ladies Superstore" is pending. In addition, we own or license other trademarks/servicemarks used in the business, principally in connection with the labeling of products purchased through the direct sourcing program.

         We own Canadian trademark registrations for the marks "Moores The Suit People(R)," "Moores Vetements Pour Hommes(R)," "Moores Vetements Pour Hommes (and design)(R)," "Moores Clothing For Men(R)" and "Moores Clothing For Men (and design)(R)." Moores stores operate under the tradenames "Moores Clothing For Men" and "Moores Vetements Pour Hommes."

EMPLOYEES

         At January 31, 2004, we had approximately 12,300 employees, of whom approximately 9,400 were full-time and approximately 2,900 were part-time employees. Seasonality affects the number of part-time employees as well as the number of hours worked by full-time and part-time personnel. Approximately 984 of our employees at Golden Brand belong to the Union of Needletrades, Industrial and Textile Employees. Golden Brand is part of a collective bargaining unit, of which it is the largest company. The current union contract expires in November 2005.

ITEM 2. PROPERTIES

         As of January 31, 2004, we operated 579 retail apparel stores in 44 states and the District of Columbia and 114 retail apparel stores in the 10 Canadian provinces. The following table sets forth the location, by state or province, of these stores:

                                                              Men's
                                                            Wearhouse     K&G     Moores
                                                            ---------     ---     ------
UNITED STATES
California.............................................        86
Texas..................................................        45         12
Florida................................................        37          2
New York...............................................        24          3
Illinois...............................................        22          5
Pennsylvania...........................................        21          3
Michigan...............................................        20          6
Ohio...................................................        18          6
Georgia................................................        17          6
Virginia...............................................        17          2
Massachusetts..........................................        14          2
New Jersey.............................................        13          7
Maryland...............................................        13          4
Washington.............................................        13          2
Colorado...............................................        12          2
North Carolina.........................................        12          1
Arizona................................................        11
Missouri...............................................        10          1
Minnesota..............................................         9          2
Tennessee..............................................         9          1
Connecticut............................................         8          2
Oregon.................................................         8
Indiana................................................         7          1
Wisconsin..............................................         7
Alabama................................................         5          1
Utah...................................................         5
Nevada.................................................         5
Louisiana..............................................         4          1
Kentucky...............................................         4
Kansas.................................................         3          1
Nebraska ..............................................         3
New Hampshire..........................................         3
Oklahoma...............................................         3
South Carolina.........................................         3
Arkansas...............................................         2
Delaware...............................................         2
Iowa...................................................         2
New Mexico.............................................         2
Idaho..................................................         1
Maine..................................................         1
Mississippi............................................         1
Rhode Island...........................................         1
South Dakota...........................................         1
West Virginia..........................................         1
District of Columbia...................................         1
CANADA
Ontario................................................                             50
Quebec.................................................                             23
British Columbia.......................................                             14
Alberta................................................                             12
Manitoba...............................................                              5
New Brunswick..........................................                              3
Nova Scotia............................................                              3
Saskatchewan...........................................                              2
Newfoundland...........................................                              1
Prince Edward Island...................................                              1
                                                               ---        --       ---
    Total..............................................        506        73       114
                                                               ===        ==       ===

         Men's Wearhouse and Moores stores vary in size from approximately 2,950 to 15,100 total square feet (average square footage at January 31, 2004 was 5,585 square feet with 67% of stores having between 4,500 and 6,500 square feet). Men's Wearhouse and Moores stores are primarily located in middle and upper-middle income regional strip and specialty retail shopping centers. We believe our customers generally prefer to limit the amount of time they spend shopping for menswear and seek easily accessible store sites.

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

         K&G stores vary in size from approximately 5,400 to 50,000 total square feet (average square footage at January 31, 2004 was 22,917 square feet with 44% of stores having between 15,000 and 25,000 square feet). K&G stores are "destination" stores located primarily in low-cost warehouses and second generation strip shopping centers that are easily accessible from major highways and thoroughfares. K&G has created a 25,000 square foot prototype men's and ladies' superstore with fitting rooms and convenient check-out, customer service and tailoring areas. K&G stores are organized to convey the impression of a dominant assortment of first-quality merchandise and to project a no-frills, value-oriented warehouse atmosphere. Each element of store layout and merchandise presentation is designed to reinforce K&G's strategy of providing a large selection and assortment in each category. We seek to make K&G stores "customer friendly" by utilizing store signage and grouping merchandise by categories and sizes, with brand name and private label merchandise intermixed. We also seek to instill a sense of urgency for the customer to purchase by opening K&G stores for business on Thursdays, Fridays, Saturdays and Sundays only, except for a limited number of Monday holidays and an expanded schedule for certain holiday periods when stores are open every day. Each store is typically staffed with a manager, assistant manager and other employees who serve as customer service and sales personnel and cashiers. Each store also has a tailoring facility with at least one tailor.

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

         During 1999, we purchased a 46-acre site in Houston on which we have developed our principal warehouse and distribution facilities. The first phase of development, an approximately 385,000 square foot facility to support our tuxedo rental program and our flat-packed merchandise, became operational during 2001. In early 2003, we implemented an in-house tuxedo dry cleaning plant as part of the facility. In late 2003, we completed phase two of our development, an addition of approximately 242,000 square feet primarily to support the tuxedo rental program. In 2004, we plan to develop an additional 300,000 square feet in order to accommodate the centralization of our warehouse and distribution program for K&G. We also own a 240,000 square foot facility situated on approximately seven acres of land in Houston, Texas which serves as an office, warehouse and distribution facility. Approximately 65,000 square feet of this facility is used as office space for our financial, information technology and construction departments with the remaining 175,000 square feet serving as a warehouse and distribution center. We also own a 150,000 square foot facility, situated on an adjacent six acres, comprised of approximately 9,000 square feet of office space and 141,000 square feet serving as a warehouse and distribution center.

         Our executive offices in Fremont, California are housed in a 35,500 square foot facility that we own. This facility serves as an office and training facility. We also lease 18,788 square feet of additional office space in two other locations and 27,000 square feet of warehouse space in Richmond, California.

         K&G leases a 100,000 square foot facility in Atlanta, Georgia which serves as an office, distribution and store facility. Approximately 35,000 square feet of this facility is used as office space for financial, information technology and merchandising personnel, 23,000 square feet is used as a distribution center for store fixtures and supplies and the remaining 42,000 square feet is used as a store.

         Moores leases a 37,700 square foot facility in Toronto, Ontario, comprised of approximately 17,900 square feet of office space and 19,800 square feet utilized for warehousing and distribution. Moores also leases a 48,930 square foot facility in Toronto that is utilized as its tuxedo distribution center. In addition, Moores leases a 94,700 square foot warehouse and distribution center facility in Montreal, Quebec, and a 230,000 square foot facility in Montreal, Quebec comprising approximately 13,000 square feet of office space, 37,600 square feet of warehouse space and 179,400 square feet of manufacturing space.

         The lease for the 94,700 square foot warehouse and distribution center in Montreal will expire in early 2005. Moores does not intend to renew that lease. Instead, Moores has made an offer to purchase vacant land from the City of Montreal and intends to construct an approximately 80,000 square foot facility on this land. It is anticipated that construction will begin in late spring 2004 and that the premises will be occupied by the end of the year. The total cost of the land, building and leasehold improvements is expected to be approximately US$5 million.

ITEM 3. LEGAL PROCEEDINGS

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

         The Orange County Suit was brought as a purported class action. The Los Angeles County Suit was brought as a multi-party action. The Suits allege several causes of action, each based on the factual allegation that in the State of California the Company and K&G misclassified its managers and assistant managers as exempt from the application of certain California labor statutes. Because of this alleged misclassification, the Suits allege that the Company and K&G failed to pay overtime compensation and provide the required rest periods to such employees. The Suits seek, among other things, declaratory and injunctive relief along with an accounting as to alleged wages, premium pay, penalties, interest and restitution allegedly due the class defendants.

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

         As a result of recent mediations, we recognized a charge in the fourth quarter of 2003 for $3.7 million ($2.3 million, net of tax) which we believe to be a reasonable estimate of the incremental cost we expect to incur in connection with the proposed resolution of the Suits and the Tailor's Suit. We believe that the Suits and the Tailor's Suit will be resolved in 2004; however, no assurance can be given that the anticipated resolution will be realized. We do not believe the ultimate resolution of the Suits or the Tailor's Suit will have a material adverse effect on our financial position, results of operations or cash flows.

         On April 1, 2004, a lawsuit was filed against the Company in the Superior Court of California for the County of Los Angeles, Case No. BC313038 (the "PII Suit"). The PII Suit, which was brought as a purported class action, alleges two causes of action, each based on the factual allegation that the Company requests or requires, in conjunction with a customer's use of his or her credit card, the customer to provide personal identification information which is recorded upon the credit card transaction form. The PII Suit seeks: (i) civil penalties pursuant to the California Civil Code; (ii) an order enjoining the Company from requesting or requiring that a customer provide personal identification information which is then recorded on the transaction form; (iii) permanent and preliminary injunctions against the Company requesting or requiring that a customer provide personal identification information which is then recorded on the transaction form; (iv) restitution of all funds allegedly acquired by means of any act or practice declared by the Court to be unlawful or fraudulent or to constitute a violation of the California Business and Professions Code; (v) attorney's fees; and (vi) costs of suit. The court has not yet decided whether the action may proceed as a class action. The Company intends to vigorously defend the PII Suit. We do not believe the ultimate resolution of the PII Suit will have a material adverse effect on our financial position, results of operations or cash flows.

         In addition, we are involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of our business. Management believes that none of these matters will have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 31, 2004.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is traded on the New York Stock Exchange under the symbol "MW." The following table sets forth, on a per share basis for the periods indicated, the high and low sale prices per share for our common stock as reported by the New York Stock Exchange:

                                                                HIGH            LOW
                                                            ------------    ------------
FISCAL YEAR 2002
  First quarter ended May 4, 2002.......................    $      26.50    $      20.29
  Second quarter ended August 3, 2002...................           28.72           18.35
  Third quarter ended November 2, 2002..................           20.61            9.61
  Fourth quarter ended February 1, 2003.................           20.00           13.25
FISCAL YEAR 2003
  First quarter ended May 3, 2003.......................    $      17.05    $      11.76
  Second quarter ended August 2, 2003...................           26.00           15.80
  Third quarter ended November 1, 2003..................           30.90           23.95
  Fourth quarter ended January 31, 2004.................           31.25           21.41

         On April 9, 2004, there were approximately 1,580 holders of record and approximately 5,900 beneficial holders of our common stock.

         We have not paid cash dividends on our common stock and we currently intend to retain all of our earnings for the future operation and expansion of our business. Our credit agreement prohibits the payment of cash dividends on our common stock (see Note 3 of Notes to Consolidated Financial Statements).

         On October 21, 2003, we issued $130.0 million of 3.125% Convertible Senior Notes due 2023 ("Notes") in a private placement to Bear, Stearns & Co. Inc., Wachovia Capital Markets, LLC, J.P. Morgan Securities Inc. and Fleet Securities, Inc., as initial purchasers. The Notes were offered only to "qualified institutional buyers", in accordance with Rule 144A under the Securities Act of 1933. We received aggregate proceeds of $126.6 million, excluding the initial purchasers' discount. A portion of the net proceeds from the Notes was used to repay the outstanding indebtedness under our Canadian term credit agreement and to repurchase shares of our common stock under the program authorized by the Board in September 2003; the balance is reserved for general corporate purposes, which may include additional purchases of our common stock under our share repurchase program. Interest on the Notes is payable semi-annually on April 15 and October 15 of each year, beginning on April 15, 2004. The Notes will mature on October 15, 2023. However, holders may require us to purchase all or part of the Notes, for cash, at a purchase price of 100% of the principal amount per Note plus accrued and unpaid interest on October 15, 2008, October 15, 2013 and October 15, 2018 or upon a designated event. Beginning on October 15, 2008, we will pay additional contingent interest on the Notes if the average trading price of the Notes is above a specified level during a specified period. In addition, we may redeem all or a portion of the Notes on or after October 20, 2008, at 100% of the principal amount of the Notes plus any accrued and unpaid interest, contingent interest and additional amounts, if any. We also have the right to redeem the Notes between October 20, 2006 and October 19, 2008 if the price of our common stock reaches certain levels.

         During certain periods, the Notes are convertible by holders into shares of our common stock initially at a conversion rate of 23.3187 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of $42.88 per share of common stock (subject to adjustment in certain events), under the following circumstances: (1) if the closing sale price of our common stock issuable upon conversion exceeds 120% of the conversion price under specified conditions; (2) if we call the Notes for redemption; or (3) upon the occurrence of specified corporate transactions. Upon conversion of the Notes, in lieu of delivering common stock we may, at our election, deliver cash or a combination of cash and common stock. The Notes are general senior unsecured obligations, ranking on a parity in right of payment with all our existing and future unsecured senior indebtedness and our other general unsecured obligations, and senior in right of payment with all our future subordinated indebtedness. The Notes are effectively subordinated to all of our senior secured indebtedness, and all indebtedness and liabilities of our subsidiaries.

ITEM 6. SELECTED FINANCIAL DATA

         The following selected statement of earnings and balance sheet information for the fiscal years indicated has been derived from our audited consolidated financial statements. The Selected Financial Data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto. References herein to years are to the Company's 52-week or 53-week fiscal year, which ends on the Saturday nearest January 31 in the following calendar year. For example, references to "2003" mean the fiscal year ended January 31, 2004. All fiscal years for which financial information is included herein had 52 weeks, except 2000 which had 53 weeks.

         Financial and operating data for all periods presented reflect the retroactive effect of the February 1999 combination with Moores Retail Group Inc. ("Moores") and the June 1999 combination with K&G Men's Center, Inc. ("K&G"), both accounted for as a pooling of interests (see notes below).

                                                     1999            2000             2001            2002           2003
                                                  -----------     -----------     -----------     -----------     -----------
                                                                   (DOLLARS AND SHARES IN THOUSANDS, EXCEPT
                                                                      PER SHARE AND PER SQUARE FOOT DATA)
STATEMENT OF EARNINGS DATA:
  Net sales ..................................    $ 1,186,748     $ 1,333,501     $ 1,273,154     $ 1,295,049     $ 1,392,680
  Gross margin ...............................        438,966         514,666         451,111         454,348         513,943
  Operating income (1) .......................        100,931         141,158          73,841          69,392          82,248
  Net earnings (1) ...........................         53,045          84,661          43,276          42,412          50,026
  Net  earnings per share of
    common stock (1):
    Basic ....................................    $      1.27     $      2.03     $      1.06     $      1.04     $      1.29
    Diluted ..................................    $      1.25     $      2.00     $      1.04     $      1.04     $      1.27
  Weighted average shares
    outstanding ..............................         41,848          41,769          40,997          40,590          38,789
  Weighted average shares outstanding
    plus dilutive potential common shares ....         42,452          42,401          41,446          40,877          39,295

OPERATING INFORMATION:
  Percentage increase/(decrease) in
    comparable US store sales (2) ............            7.7%            3.3%          (10.2)%          (3.1)%           6.1%
  Percentage increase/(decrease) in comparable
  Canadian store sales (2) ...................            0.3%            8.3%            4.2%           (2.1)%          (5.1)%
  Average square footage-- all stores (3) ....          6,193           6,520           7,046           7,174           7,411
  Average sales per square foot of selling
    space (4) ................................    $       400     $       406     $       336     $       319     $       338

  Number of retail apparel stores:
     Open at beginning of the period .........            579             614             651             680             689
     Opened ..................................             54              39              32              16              13
     Acquired ................................              -               1               -               -               -
     Closed ..................................            (19)             (3)             (3)             (7)             (9)
                                                  -----------     -----------     -----------     -----------     -----------
     Open at end of the period ...............            614             651             680             689             693

CASH FLOW INFORMATION:
  Capital expenditures .......................    $    47,506     $    79,411     $    64,777     $    45,422     $    48,700
  Depreciation and amortization ..............         30,082          34,689          41,949          44,284          48,130
  Purchase of treasury stock .................          1,273           7,871          30,409          28,058         109,186

                                                  JANUARY 29,    FEBRUARY 3,    FEBRUARY 2,    FEBRUARY 1,    JANUARY 31,
                                                     2000            2001          2002           2003            2004
                                                  -----------    -----------    -----------    -----------    -----------
BALANCE SHEET INFORMATION:
Cash..........................................    $    77,798    $    84,426    $    38,644    $    84,924    $   132,146
Working capital...............................        280,251        316,213        301,935        325,272        356,823
Total assets..................................        611,195        713,317        717,869        769,313        869,198
Long-term debt ...............................         46,697         42,645         37,740         38,709        131,000
Shareholders' equity..........................        408,973        494,987        509,883        531,761        493,460

(1) On February 10, 1999, we combined with Moores, a privately owned Canadian corporation, in exchange for securities ("Exchangeable Shares") exchangeable for 2.5 million shares of our common stock. The Exchangeable Shares were issued to the shareholders and option Holders of Moores in exchange for all of the outstanding shares of capital stock and options of Moores because of Canadian tax law considerations. As of February 3, 2001, all Exchangeable Shares, which had substantially identical economic and legal rights as shares of our common stock, had been converted on a one-on-one basis to our common stock. As of January 29, 2000, there were
     1.0 million Exchangeable Shares that had not yet been converted but were reflected as common stock outstanding for financial reporting purposes by the Company. The combination with Moores has been accounted for as a pooling of interests.

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

     In 1999, in conjunction with the Moores and K&G combinations as discussed above, we recorded transaction costs of $7.7 million, duplicative store closing costs of $6.1 million and litigation costs of $0.9 million. These charges in total reduced operating income by $19.0 million and net earnings by $14.1 million; basic and diluted earnings per share of common stock were reduced by $0.34 and $0.33, respectively. In addition, we recorded a charge of $4.3 million related to the write-off of deferred financing costs and prepayment penalties for the refinancing of approximately US$57 million of Moores indebtedness.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Men's Wearhouse opened its first store in Houston, Texas in August 1973, and we are now one of the largest specialty retailers of men's suits in the United States and Canada. At January 31, 2004, we operated 693 retail apparel stores with 579 stores in the United States and 114 stores in Canada. Our U.S. stores are primarily operated under the brand names of Men's Wearhouse (506 stores) and K&G (73 stores) in 44 states and the District of Columbia. Our Canadian stores are operated under the brand name of Moores Clothing for Men in ten provinces. For 2003, we had revenues of $1.393 billion and net earnings of $50.0 million, compared to revenues of $1.295 billion and net earnings of $42.4 million in 2002 and revenues of $1.273 billion and net earnings of $43.3 million in 2001. The more significant factors impacting these results are addressed in the "Results of Operations" discussion below.

         Under the Men's Wearhouse and Moores brands, which contributed approximately 80% of our revenues, we target middle and upper-middle income men by offering quality merchandise at everyday low prices. Because we concentrate on men's "wear-to-work" business attire which is characterized by infrequent and more predictable fashion changes, we believe we are not as exposed to trends typical of more fashion-forward apparel retailers, where significant markdowns and promotional pricing are more common. In addition, because this inventory mix includes "business casual" merchandise, we are able to meet demand for such products resulting from the trend over the past decade toward more relaxed dress codes in the workplace. We also strive to provide a superior level of customer service by training our sales personnel as clothing consultants and offering on-site tailoring services in each of our stores. We believe that the quality, value, selection and service we provide to our Men's Wearhouse and Moores customers have been significant factors in enabling us to consistently gain valuable market share within both the U.S. and Canadian markets for men's tailored apparel. In addition, we have expanded our customer base and leveraged our existing infrastructure by completing the rollout of our tuxedo rental program to nearly all of our Men's Wearhouse stores in early 2002 and introducing the program in 48 Moores stores in late 2003. As a percentage of total revenues, tuxedo rentals have grown from 0.8% in 2001 to 2.5% in 2002 and 3.7% in 2003. These revenues are expected to continue to increase in 2004 as the program matures and is extended to the remaining Moores stores.

         Under the K&G brand, we target the more price sensitive customer with a value-oriented superstore approach. K&G's merchandising strategy emphasizes broad assortments of men's apparel across all major categories, including tailored clothing, casual sportswear, dress furnishings, footwear and accessories. In addition, 35 of the 73 K&G stores operating at January 31, 2004 offer ladies' career apparel that is also targeted to the more price sensitive customer. Although K&G employees assist customers with merchandise selection, including correct sizing, the stores are designed to allow customers to select and purchase apparel by themselves. Each store also provides on-site tailoring services.

         Like most retailers, our business is subject to seasonal fluctuations. In most years, more than 30% of our net sales and more than 45% of our net earnings have been generated during the fourth quarter of each year. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full year.

         We opened 32 stores in 2001, 16 stores in 2002 and 13 stores in 2003. Expansion is generally continued within a market as long as management believes it will provide profitable incremental sales volume. Historically, new stores have contributed significantly to increases in net sales and have also contributed to increased net earnings. In 2004, we plan to open approximately eleven new Men's Wearhouse stores and eight new K&G stores and to expand and/or relocate approximately twelve existing Men's Wearhouse stores and one existing K&G store. The average cost (excluding telecommunications and point-of-sale equipment and inventory) of opening a new store is expected to be approximately $0.3 million in 2004. Although we believe that our ability to increase the number of Men's Wearhouse stores in the U.S. above 550 will be limited, we believe that additional growth opportunities exist through improving and diversifying the merchandise mix, relocating stores, expanding our K&G brand and adding complementary products and services.

         We have closed nineteen stores in the three years ended January 31, 2004. Generally, in determining whether to close a store, we consider the store's historical and projected performance and the continued desirability of the store's location. In determining store contribution, we consider net sales, cost of sales and other direct store costs, but exclude buying costs, corporate overhead, depreciation and amortization, financing costs and advertising. Store performance is continually monitored and, occasionally, as regions and shopping areas change, we may determine that it is in our best interest to close or relocate a store. In 2001, three stores were closed due to substandard performance or lease expiration. In 2002, five stores were closed due to substandard performance or lease expiration and two stores were closed when their operations were combined with other existing area stores. In 2003, nine stores were closed due to substandard performance. We plan to close approximately ten stores in 2004.

CRITICAL ACCOUNTING POLICIES

         The preparation of our consolidated financial statements requires the appropriate application of accounting policies in accordance with generally accepted accounting principles. In many instances, this also requires management to make estimates and assumptions about future events that affect the amounts and disclosures included in our financial statements. We base our estimates on historical experience and various assumptions that we believe are reasonable under the circumstances. However, since future events and conditions and their effects cannot be determined with certainty, actual results will differ from our estimates and such differences could be material to our financial statements.

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

         Our inventory is carried at the lower of cost or market. Cost is determined on the average cost method for approximately 79% of our inventory and on the retail inventory method for the remaining 21%. Our inventory cost also includes estimated procurement and distribution costs (warehousing, freight, hangers and merchandising costs) associated with the inventory, with the balance of such costs included in cost of sales. We make assumptions, based primarily on historical experience, as to items in our inventory that may be damaged, obsolete or salable only at marked down prices and reduce the cost of inventory to reflect the market value of these items. If actual damages, obsolescence or market demand is significantly different from our estimates, additional inventory write-downs could be required. In addition, procurement and distribution costs are allocated to inventory based on the ratio of annual product purchases to average inventory cost. If this ratio were to change significantly, it could materially affect the amount of procurement and distribution costs included in cost of sales.

         We make judgments about the carrying value of long-lived assets, such as property and equipment and amortizable intangibles, and the recoverability of goodwill whenever events or changes in circumstances indicate that an other-than-temporary impairment in the remaining value of the assets recorded on our balance sheet may exist. We test for impairment annually or more frequently if circumstances dictate. To estimate the fair value of long-lived assets, including goodwill, we make various assumptions about the future prospects for the brand that the asset relates to and typically estimate future cash flows to be generated by these brands. Based on these assumptions and estimates, we determine whether we need to take an impairment charge to reduce the value of the asset stated on our balance sheet to reflect its estimated fair value. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. We recorded no impairment charge as a result of our testing performed during 2002 or 2003.

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

RESULTS OF OPERATIONS

         The following table sets forth the Company's results of operations expressed as a percentage of net sales for the periods indicated:

                                                                         FISCAL YEAR
                                                              ----------------------------------
                                                                2001         2002         2003
                                                              --------     --------     --------
Net sales ................................................       100.0%       100.0%       100.0%
Cost of goods sold, including buying and occupancy costs..        64.6         64.9         63.1
                                                              --------     --------     --------
Gross margin .............................................        35.4         35.1         36.9
Selling, general and administrative expenses .............        29.6         29.7         31.0
                                                              --------     --------     --------
Operating income .........................................         5.8          5.4          5.9
Interest expense, net ....................................         0.2          0.1          0.2
                                                              --------     --------     --------
Earnings before income taxes .............................         5.6          5.3          5.7
Provision for income taxes ...............................         2.2          2.0          2.1
                                                              --------     --------     --------
Net earnings .............................................         3.4%         3.3%         3.6%
                                                              ========     ========     ========

2003 COMPARED WITH 2002

         The following table presents a breakdown of 2002 and 2003 net sales of the Company by stores open in each of these periods (in millions):

                                                NET SALES
                                  --------------------------------------
                                                              INCREASE/
            STORES                   2002          2003       (DECREASE)
            ------                ----------    ----------    ----------
13 stores opened in 2003 .....    $       --    $     12.0    $     12.0
16 stores opened in 2002 .....          24.6          36.1          11.5
Stores opened before 2002 ....       1,270.4       1,344.6          74.2
                                  ----------    ----------    ----------
          Total ..............    $  1,295.0    $  1,392.7    $     97.7
                                  ==========    ==========    ==========

         The Company's net sales increased $97.7 million, or 7.5%, to $1.393 billion for 2003 due mainly to a $78.8 million increase in clothing and alteration sales and an $18.3 million increase in tuxedo rental revenues. Our U.S. comparable store sales (which are calculated by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period) increased 6.1% as improvement was experienced in nearly all product categories. At our core Men's Wearhouse brand, a 14.9% increase in unit suit sales helped drive increases in other product categories as well as in alteration sales. In addition, our tuxedo rental business continued to grow following its rollout to nearly all of the Men's Wearhouse stores in early 2002 with tuxedo rental revenues increasing from 2.5% of total net sales in 2002 to 3.7% in 2003. Store traffic also increased, not only from our tuxedo rental customers, but also from efforts started in 2002 to increase our mix of opening price point product and to increase our penetration into the traditional clothing market. In Canada, comparable store sales for 2003 decreased 5.1% from 2002 due mainly to unusually severe and extended winter weather conditions during the first quarter, a shorter summer sale period during the second quarter and softer demand overall in the Canadian men's apparel market experienced throughout 2003. However, this decrease was more than offset by the foreign currency exchange rate translation effect from the strengthening of the Canadian dollar.

         Gross margin increased $59.6 million, or 13.1%, to $513.9 million in 2003. As a percentage of sales, gross margin increased from 35.1% in 2002 to 36.9% in 2003. This increase in gross margin percentage resulted mainly from continued growth in our tuxedo rental business, which carries a significantly higher incremental gross margin impact than our clothing sales, and from higher cumulative mark-ups that produced higher clothing product margins. The gross margin percentage was also increased as occupancy cost, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, decreased modestly as a percentage of sales from 2002 to 2003. However, on an absolute dollar basis, occupancy costs increased by 5.1% from 2002 to 2003 due mainly to higher rent expense from our increased store count and renewals of existing leases at higher rates and increased depreciation.

         Selling, general and administrative ("SG&A") expenses, as a percentage of sales, were 31.0% in 2003 compared to 29.7% in 2002, with SG&A expenditures increasing by $46.7 million or 12.1% to $431.7 million. On an absolute dollar basis, advertising increased by $2.8 million, store salaries increased by $15.3 million and other SG&A increased by $28.6 million. As a percentage of sales, advertising expense decreased from 4.6% to 4.5%, store salaries increased from 12.1% to 12.3% and other SG&A expenses increased from 13.0% to 14.2%. On an absolute dollar basis, the principal components of SG&A expenses increased primarily due to (i) the elimination of media spending reductions imposed in 2002, (ii) increased commissions and bonuses due to higher sales, (iii) increased store and warehouse salaries, benefits and other costs associated with a 47% increase in unit tuxedo rentals,
(iv) increased non-store salaries, benefits and other costs related to our expansion strategies and (v) higher insurance costs. SG&A expenses were reduced by the recognition of a $4.4 million deferred pretax gain from the sale, in March 2002, of certain technology assets to an unrelated company regularly engaged in the development and licensing of software to the retail industry (see "Other Matters" herein). However, the gain recognized was more than offset by $2.9 million in costs related to store closures, $2.5 million in costs related to the write-off of certain technology assets and $3.7 million in litigation costs related to certain California lawsuits.

         Interest expense, net of interest income, increased from $1.3 million in 2002 to $2.5 million in 2003. Weighted average borrowings outstanding increased $30.2 million from the prior year to $70.0 million in 2003, and the weighted average interest rate on outstanding indebtedness decreased from 4.9% to 4.6%. The increase in the weighted average borrowings was due primarily to the issuance of $130.0 million of 3.125% Notes in a private placement on October 21, 2003. A portion of the proceeds from the Notes was used to repay the balance outstanding on our Canadian credit facility. The decrease in the weighted average interest rate was due primarily to the lower interest rate on the Notes. Interest expense was offset by interest income from the investment of excess cash of $1.0 million in 2002 and $1.5 million in 2003. See further discussion of the Notes in Note 3 of Notes to Consolidated Financial Statements and "Liquidity and Capital Resources" herein.

         Our effective income tax rate for the year ended January 31, 2004 was 37.3% compared to 37.8% for the prior year. The effective tax rate was higher than the statutory federal rate of 35% primarily due to the effect of state income taxes.

         These factors resulted in 2003 net earnings of $50.0 million or 3.6% of net sales, compared with 2002 net earnings of $42.4 million or 3.3% of net sales.

2002 COMPARED WITH 2001

         The following table presents a breakdown of 2001 and 2002 net sales of the Company by stores open in each of these periods (in millions):

                                                   NET SALES
                                     ---------------------------------------
                                                                 INCREASE/
           STORES                       2001          2002       (DECREASE)
           ------                    ----------    ----------    ----------
16 stores opened in 2002 ........    $       --    $     24.6    $     24.6
32 stores opened in 2001 ........          26.7          57.8          31.1
    Stores opened before 2001 ...       1,246.5       1,212.6         (33.9)
                                     ----------    ----------    ----------
              Total .............    $  1,273.2    $  1,295.0    $     21.8
                                     ==========    ==========    ==========

         The Company's net sales increased $21.8 million, or 1.7%, to $1.295 billion for 2002 due primarily to increased sales in US stores opened in 2001 and 2002, offset partially by decreased sales from stores opened prior to fiscal 2001. Comparable store sales for 2002 decreased 3.1% in the US and 2.1% in Canada from 2001. The decrease in comparable sales for the U.S. and Canadian stores was due mainly to continued weakness in the U.S. and Canadian economies. Sales of men's apparel is particularly affected since buying patterns for men are considered to be more discretionary than those in other apparel areas.

         Gross margin increased $3.2 million, or 0.7%, to $454.3 million in 2002. As a percentage of sales, gross margin decreased from 35.4% in 2001 to 35.1% in 2002. This decrease in gross margin percentage predominately resulted from an increase in occupancy cost (which is relatively constant on a per store basis) as a percentage of sales and higher markdowns at the Men's Wearhouse brand associated with a shift to merchandise with lower opening price points. These decreases in the gross margin percentage were offset in part by our higher margin tuxedo rental revenues increasing from 0.8% of total revenues in fiscal 2001 to 2.5% of total revenues in fiscal 2002. Occupancy cost, which includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, increased by 8.9% on an absolute dollar basis from 2001 to 2002 due mainly to higher rent expense from our increased store count and renewals of existing leases at higher rates, higher property taxes and increased depreciation.

         SG&A expenses, as a percentage of sales, were 29.7% in 2002 compared to 29.6% in 2001, with SG&A expenditures increasing by $7.7 million or 2.0% to $385.0 million. On an absolute dollar basis, advertising decreased by $1.1 million, store salaries increased by $10.4 million and other SG&A decreased by $1.6 million. As a percentage of sales, advertising expense decreased from 4.8% to 4.6%, store salaries increased from 11.4% to 12.1% and other SG&A expenses decreased from 13.4% to 13.0%. The decrease in advertising was due to planned reductions in media spending. The increase in store salaries was the result of higher sales commission rates in 2002 for promotional and other merchandise sales categories. These commission rates were put in place to help drive the shift to lower opening price points for merchandise offerings at the Men's Wearhouse brand. Other SG&A expenses decreased due to our focus on reducing corporate overhead.

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

LIQUIDITY AND CAPITAL RESOURCES

         In January 2003, we replaced our existing $125.0 million revolving credit facility which was scheduled to mature in February 2004 with a new revolving credit agreement with a group of banks (the "Credit Agreement") that provides for borrowing of up to $100.0 million through February 4, 2006 (with extensions for up to two years under certain conditions). The Credit Agreement is secured by substantially all of the stock of the subsidiaries of The Men's Wearhouse, Inc. Advances under the new Credit Agreement bear interest at a rate per annum equal to, at our option, the agent's prime rate or the reserve adjusted LIBOR rate plus a varying interest rate margin up to 2.25%. The Credit Agreement also provides for fees applicable to unused commitments ranging from 0.275% to 0.500%. The terms and conditions of the new Credit Agreement are substantially the same as those of the replaced facility. In addition, in January 2003, we entered into a new Canadian term credit agreement under which we borrowed Can $62.0 million (US $40.7 million) which was used to repay approximately Can $60.9 million (US $40.0 million) in outstanding indebtedness of Moores under the previous term credit agreement. On October 31, 2003, we repaid the outstanding indebtedness of Can $60.5 million (US $45.9 million). As of January 31, 2004, there were no borrowings outstanding under the Credit Agreement.

         The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain a minimum level of net worth and certain financial ratios. The Credit Agreement also prohibits payment of cash dividends on our common stock. We are in compliance with the covenants in the Credit Agreement as of January 31, 2004.

         On October 21, 2003, we issued $130.0 million of 3.125% Notes in a private placement. A portion of the net proceeds from the Notes was used to repay the outstanding indebtedness under our Canadian term credit agreement and to repurchase shares of our common stock under the program authorized by the Board in September 2003 (see below); the balance is reserved for general corporate purposes, which may include additional purchases of our common stock under our share repurchase program. Interest on the Notes is payable semi-annually on April 15 and October 15 of each year, beginning on April 15, 2004. The Notes will mature on October 15, 2023. However, holders may require us to purchase all or part of the Notes, for cash, at a purchase price of 100% of the principal amount per Note plus accrued and unpaid interest on October 15, 2008, October 15, 2013 and October 15, 2018 or upon a designated event. Beginning on October 15, 2008, we will pay additional contingent interest on the Notes if the average trading price of the Notes is above a specified level during a specified period. In addition, we may redeem all or a portion of the Notes on or after October 20, 2008, at 100% of the principal amount of the Notes plus any accrued and unpaid interest, contingent interest and additional amounts, if any. We also have the right to redeem the Notes between October 20, 2006 and October 19, 2008 if the price of our common stock reaches certain levels.

         During certain periods, the Notes are convertible by holders into shares of our common stock initially at a conversion rate of 23.3187 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of $42.88 per share of common stock (subject to adjustment in certain events), under the following circumstances: (1) if the closing sale price of our common stock issuable upon conversion exceeds 120% of the conversion price under specified conditions; (2) if we call the Notes for redemption; or (3) upon the occurrence of specified corporate transactions. Upon conversion of the Notes, in lieu of delivering common stock we may, at our election, deliver cash or a combination of cash and common stock. The Notes are general senior unsecured obligations, ranking on a parity in right of payment with all our existing and future unsecured senior indebtedness and our other general unsecured obligations, and senior in right of payment with all our future subordinated indebtedness. The Notes are effectively subordinated to all of our senior secured indebtedness, and all indebtedness and liabilities of our subsidiaries.

         In December 2003, we acquired the assets and operating leases for 13 retail dry cleaning and laundry facilities and issued a note payable for $1.0 million as partial consideration. The unsecured note payable is due in full in 2008 and interest compounds annually at 4.0%.

         Our primary sources of working capital are cash flow from operations and borrowings under the Credit Agreement. We had working capital of $301.9 million, $325.3 million and $356.8 million at the end of 2001, 2002 and 2003, respectively. Historically, our working capital has been at its lowest level in January and February, and has increased through November as inventory buildup is financed with both vendor payables and credit facility borrowings in preparation for the fourth quarter selling season. Working capital at the end of fiscal year 2003 is higher than fiscal year 2001 and 2002 due mainly to our increased inventory levels and cash balances.

         Our operating activities provided net cash of $52.3 million in 2001, $113.0 million in 2002 and $118.8 million in 2003 mainly because cash provided by net earnings, as adjusted for non-cash charges, and increases in payables and accrued expenses more than offset cash used for other assets, inventories (2001 and 2003) and decreases in income taxes payable (2001 and 2002). Inventory increased $22.8 million in 2001, but decreased $17.3 million in 2002. A modest increase in net sales in 2002, combined with our inventory levels at the end of 2001 and a modification to our inventory mix at our Men's Wearhouse stores to increase our offering of opening price point product, resulted in lower planned inventory purchases through most of 2002. However, our buying patterns normalized in the last quarter of 2002 and resulted in an increase of $19.5 million in payables and accrued expenses for the year. In 2003, inventories increased $21.6 million as sales increased and we continued our normal buying patterns. The 2003 increase of $35.5 million in payables and accrued expenses was due to the increased inventories as well as higher bonuses earned as a result of increased sales and higher insurance costs. Other assets increased in each of the years primarily due to increased investment in tuxedo rental merchandise. Income taxes payable decreased in 2001 and 2002 mainly due to reduced earnings in 2001 and a lower effective tax rate associated with the mix of federal and state earnings in 2002; the increase in income taxes payable in 2003 resulted from increased earnings and the timing of tax payments, offset in part by a further reduction in the effective tax rate.

         Our investing activities used net cash of $66.4 million, $41.2 million and $54.8 million in 2001, 2002 and 2003, respectively, due mainly to capital expenditures of $64.8 million, $45.4 million and $48.7 million in 2001, 2002 and 2003, respectively. Our capital expenditures relate to costs incurred for stores opened, remodeled or relocated during the year or under construction at the end of the year, distribution facility additions and infrastructure technology investments. However, during 2002, cash used for capital expenditures was partially offset by $6.8 million of net proceeds received from the sale of certain technology assets to an unrelated company regularly engaged in the development and licensing of software to the retail industry. Approximately $4.4 million of this amount was recognized as a pretax operating gain by the Company in the first quarter of 2003 (see "Other Matters" herein). During 2003, our cash used by investing activities also included $4.5 million for net assets acquired.

         The following table details our capital expenditures (in millions):

                                                        2001        2002        2003
                                                      --------    --------    --------
New store construction ...........................    $   13.3    $    5.7    $    7.9
Relocation and remodeling of existing stores .....        27.8        23.6        15.0
Information technology ...........................        13.2         8.4        11.5
Distribution facilities ..........................         6.4         3.4        12.2
Other ............................................         4.1         4.3         2.1
                                                      --------    --------    --------
    Total ........................................    $   64.8    $   45.4    $   48.7
                                                      ========    ========    ========

         Property additions relating to new retail apparel stores include stores in various stages of completion at the end of the fiscal year (three stores at the end of 2001, no stores at the end of 2002 and eight stores at the end of
2003). Our expenditures for the relocation and remodeling of existing retail apparel stores continue to be substantial as we have opened fewer new stores. Capital expenditures in 2003 also include approximately $9.0 million for expansion of our tuxedo distribution facility and additional material handling equipment and $1.9 million for two new concept stores under construction at the end of 2003.

         We used net cash in financing activities of $30.7 million in 2001 and $26.6 million in 2002 mainly for net payments of long-term debt and purchases of treasury stock. As previously noted, we entered into a new Canadian credit facility which was a term credit agreement under which we borrowed CAN$62.0 million (US $40.7 million) in January 2003. Borrowings under the term credit agreement were used to repay approximately CAN$60.9 million (US $40.0 million) in outstanding indebtedness of Moores under the previous term credit agreement. In 2003, net cash used in financing activities was $19.7 million due mainly to proceeds received from the issuance of the Notes in October 2003 and proceeds from the issuance of our common stock for options exercised, offset by purchases of treasury stock and the repayment of our Canadian term loan. The treasury stock purchases were made under stock repurchase programs authorized by our Board of Directors in January 2000, January 2001, November 2002 and September 2003. Under the first three authorized programs, we repurchased 1,185,000, 1,480,000 and 1,057,100 shares of our common stock during 2001, 2002 and 2003, respectively, at a cost of $30.4 million, $28.1 million and $24.1 million, respectively. The average price per share of our common stock repurchased under these programs was $25.66, $18.96 and $22.80 during 2001, 2002 and 2003, respectively. In September 2003, the Board of Directors authorized a program for the repurchase of up to $100.0 million of Company common stock in the open market or in private transactions. This authorization superceded the approximately $1 million we had remaining under the Board's November 2002 authorization. As of January 31, 2004, we had repurchased under this program 1,405,400 shares at a cost of $42.4 million in private transactions and 1,713,400 shares at a cost of $42.6 million in open market transactions. Under all programs during fiscal 2003, we repurchased 4,175,900 shares of our common stock at a cost of $109.2 million with an average repurchase price of $26.15 per share.

         In connection with our share repurchase programs, we from time to time issued put option contracts and received premiums for doing so, with the premiums being added to our capital in excess of par and effectively reducing the cost of our share repurchases. Under these contracts, the contract counterparties had the option to require us to purchase a specific number of shares of our common stock at specific strike prices per share on specific dates. During 2002, we issued a put contract for 500,000 shares and received a premium of $0.6 million for issuing this contract. The contract counterparty had the option to exercise this contract at a strike price of $22.76 per share on December 17, 2002, but contract completion was required earlier if the market price of our common stock fell below a trigger price of $12.64 per share. During the third quarter of 2002, the market price of our common stock fell below the trigger price and we settled the contract by repurchasing the 500,000 shares at $22.76 per share or $11.4 million; we recorded the shares purchased as treasury stock. We were not obligated to issue any shares under the put contract nor were we obligated to settle in cash.

         Our primary cash requirements are to finance working capital increases as well as to fund capital expenditure requirements which are anticipated to be approximately $57.0 million for 2004. This amount includes the anticipated costs of opening approximately eleven new Men's Wearhouse stores and eight new K&G stores in 2004 at an expected average cost per store of approximately $0.3 million (excluding telecommunications and point-of-sale equipment and inventory). It also includes approximately $10.0 million for development of distribution facilities in Houston for our K&G brand and future business models. The balance of the capital expenditures for 2004 will be used for telecommunications, point-of-sale and other computer equipment and systems, store relocations, remodeling and expansion and investment in complimentary services and concepts. The Company anticipates that each of the eleven new Men's Wearhouse stores and each of the eight new K&G stores will require, on average, an initial inventory costing approximately $0.3 million and $1.1 million, respectively (subject to the same seasonal patterns affecting inventory at all stores), which will be funded by our revolving credit facility, trade credit and cash from operations. The actual amount of future capital expenditures and inventory purchases will depend in part on the number of new stores opened and the terms on which new stores are leased. Additionally, the continuing consolidation of the men's tailored clothing industry may present us with opportunities to acquire retail chains significantly larger than our past acquisitions. Any such acquisitions may be undertaken as an alternative to opening new stores. We may use cash on hand, together with cash flow from operations, borrowings under our revolving credit facility and issuances of equity securities, to take advantage of significant acquisition opportunities.

         We anticipate that our existing cash and cash flow from operations, supplemented by borrowings under our various credit agreements, will be sufficient to fund planned store openings, other capital expenditures and operating cash requirements for at least the next 12 months.

         As substantially all of our cash is held by five financial institutions, we are exposed to risk of loss in the event of failure of any of these parties. However, due to the creditworthiness of these five financial institutions, we anticipate full performance and access to our deposits and liquid investments.

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

CONTRACTUAL OBLIGATIONS

         As of January 31, 2004, the Company is obligated to make cash payments in connection with its long-term debt, operating leases and purchase obligations in the amounts listed below. In addition, we utilize letters of credit primarily for inventory purchases. At January 31, 2004, letters of credit totaling approximately $17.3 million were issued and outstanding.

                                                   <1         1-3         3-5         >5
    CONTRACTUAL OBLIGATIONS          Total        Year       Years       Years       Years
--------------------------------    --------    --------    --------    --------    --------
Long-term debt (a)                  $  131.0    $      -    $      -    $    1.0    $  130.0
Operating lease base rentals (b)       454.4        91.8       152.7       107.2       102.7
Purchase obligations (c)                15.4        15.4           -           -           -
                                    --------    --------    --------    --------    --------
Total contractual obligations       $  600.8    $  107.2    $  152.7    $  108.2    $  232.7
                                    ========    ========    ========    ========    ========

(a) Long-term debt includes our $130.0 million convertible senior notes issued in October 2003 and a $1.0 million unsecured note payable due in 2008. These borrowings are further described in Note 3 of Notes to Consolidated Financial Statements. The table assumes our long-term debt is held to maturity.

(b) We lease retail business locations, office and warehouse facilities, copier equipment and automotive equipment under operating leases. Leases on retail business locations specify minimum base rentals plus common area maintenance charges and possible additional rentals based upon percentages of sales. Most of the retail business location leases provide for renewal options at rates specified in the leases. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements. See Note 9 of Notes to Consolidated Financial Statements for more information.

(c) Included in purchase obligations are our forward exchange contracts. At January 31, 2004, we had 23 contracts maturing in varying increments to purchase an aggregate notional amount of $15.4 million in foreign currency, maturing at various dates through January 2005. See Note 8 of Notes to Consolidated Financial Statements for more information.

OFF-BALANCE SHEET ARRANGEMENTS

         Other than the operating leases, forward exchange contracts and letters of credit discussed above, the Company does not have any off-balance sheet arrangements that are material to its financial position or results of operations.

OTHER MATTERS

         In January 2000, we formed Chelsea Market Systems, L.L.C. ("Chelsea"), a joint venture company, for the purpose of developing a new point-of-sale software system for the Company and after successful implementation, exploring the possibility of marketing the system to third parties. Under the terms of the agreement forming Chelsea, we owned 50% of Chelsea and Harry M. Levy, a former director and officer, owned 50% with the understanding that Mr. Levy would assign, either directly or indirectly, some of his interest in Chelsea to other persons involved in the project. The point-of-sale system was developed and successfully deployed by the Company during 2000 and 2001. From January 2000 though March 2002, we funded and recognized as expense all of the operating costs of Chelsea, which aggregated $4.5 million. On March 31, 2002, Chelsea sold substantially all of its assets, primarily certain technology assets, to an unrelated company regularly engaged in the development and licensing of software to the retail industry. As a result of the sale by Chelsea, the Company received a net amount of $6.8 million. Approximately $4.4 million of this amount was recognized as a pretax operating gain by the Company in the first quarter of 2003.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In December 2003, the FASB issued a revised interpretation of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (revised December 2003)" ("FIN 46R"). FIN 46R requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46R is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46R must be applied no later than December 31, 2003 for entities meeting the definition of special-purpose entities, and no later than fiscal periods ending after March 15, 2004 for all other entities under construction. As we do not have any variable interest entities, the adoption of FIN 46R is not expected to have a material impact on our financial position, results of operations or cash flows.

INFLATION

         The impact of inflation on the Company has been minimal.

FORWARD-LOOKING STATEMENTS

         Certain statements made herein and in other public filings and releases by the Company contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) that involves risk and uncertainty. These forward-looking statements may include, but are not limited to, future capital expenditures, acquisitions (including the amount and nature thereof), future sales, earnings, margins, costs, number and costs of store openings, demand for clothing, market trends in the retail clothing business, currency fluctuations, inflation and various economic and business trends. Forward-looking statements may be made by management orally or in writing, including, but not limited to, this Management's Discussion and Analysis of Financial Condition and Results of Operations section and other sections of our filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934 and the Securities Act of 1933.

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

         Expansion into more fashion-oriented merchandise categories or into complementary products and services may present greater risks. We are continuously assessing opportunities to expand complementary products and services related to our traditional business, such as corporate apparel sales and retail dry cleaning establishments, as well as concepts that include more fashion-oriented merchandise. We may expend both capital and personnel resources on such business opportunities which may or may not be successful.

         Our business is particularly sensitive to economic conditions and consumer confidence. Consumer confidence is often adversely impacted by many factors including local, regional or national economic conditions, continued threats of terrorism, acts of war and other uncertainties. We believe that a decrease in consumer spending will affect us more than other retailers because men's discretionary spending for items like tailored apparel tends to slow faster than other retail purchases.

         According to industry sources, sales in the men's tailored clothing market generally have declined over the past several years. We believe that this decline is attributable primarily to: (1) men allocating less of their income to tailored clothing and (2) certain employers relaxing their dress codes. We believe that this decrease in sales has contributed, and will continue to contribute, to a consolidation among retailers of men's tailored clothing. Despite this overall decline, we have been able to increase our share of the men's tailored clothing market; however, we may not be able to continue to expand our sales volume or maintain our profitability within our segment of the retailing industry.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are subject to exposure from fluctuations in U.S. dollar/Euro exchange rates. As further described in Note 8 of Notes to Consolidated Financial Statements and Item 7, "Management's Discussion and Analysis of Financial Information and Results of Operations - Liquidity and Capital Resources", we utilize foreign currency forward exchange contracts to limit exposure to changes in currency exchange rates. At January 31, 2004, we had 23 contracts maturing in varying increments to purchase an aggregate notional amount of $15.4 million in foreign currency, maturing at various dates through January 2005. At February 1, 2003, we had four contracts maturing in varying increments to purchase an aggregate notional amount of $1.4 million in foreign currency, maturing at various dates through March 2003. Unrealized pretax losses on these forward contracts totaled approximately $0.2 million at February 1, 2003. Unrealized pretax gains on these forward contracts totaled approximately $1.0 million at January 31, 2004. A hypothetical 10% change in applicable January 31, 2004 forward rates would increase or decrease this pretax gain by approximately $1.5 million related to these positions. However, it should be noted that any change in the value of these contracts, whether real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged item.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of The Men's Wearhouse, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of The Men's Wearhouse, Inc. and its subsidiaries (the "Company") as of January 31, 2004 and February 1, 2003, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended January 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2004 and February 1, 2003, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets effective February 3, 2002 to conform to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," as amended.

                                               /s/ DELOITTE & TOUCHE LLP

Houston, Texas
April 5, 2004

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS, EXCEPT SHARES)

                                                                   FEBRUARY 1,    JANUARY 31,
                                                                      2003           2004
                                                                   -----------    ----------
                               ASSETS
CURRENT ASSETS:
  Cash ........................................................    $    84,924    $   132,146
  Accounts receivable, net ....................................         20,004         17,919
  Inventories .................................................        360,159        388,956
  Other current assets ........................................         29,495         30,858
                                                                   -----------    ----------

     Total current assets .....................................        494,582        569,879
                                                                   -----------    ----------

PROPERTY AND EQUIPMENT, AT COST:
  Land ........................................................          6,005          6,205
  Buildings ...................................................         23,729         29,739
  Leasehold improvements ......................................        162,734        177,466
  Furniture, fixtures and equipment ...........................        213,391        241,742
                                                                   -----------    -----------
                                                                       405,859        455,152
  Less accumulated depreciation and amortization ..............       (195,679)      (240,088)
                                                                   -----------    -----------

     Net property and equipment ...............................        210,180        215,064
                                                                   -----------    -----------

GOODWILL, net .................................................         36,607         43,867

OTHER ASSETS, net .............................................         27,944         40,388
                                                                   -----------    -----------

          TOTAL ...............................................    $   769,313    $   869,198
                                                                   ===========    ===========

              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ............................................    $    98,716    $   115,828
  Accrued expenses ............................................         55,323         71,132
  Current portion of long-term debt ...........................          2,037             --
  Income taxes payable ........................................         13,234         26,096
                                                                   -----------    -----------
     Total current liabilities ................................        169,310        213,056

LONG-TERM DEBT ................................................         38,709        131,000

DEFERRED TAXES AND OTHER LIABILITIES ..........................         29,533         31,682
                                                                   -----------    -----------

     Total liabilities ........................................        237,552        375,738
                                                                   -----------    -----------

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 2,000,000 shares authorized,
     no shares issued .........................................             --             --
  Common stock, $.01 par value, 100,000,000 shares
    authorized, 42,585,179 and  43,054,815 shares issued ......            426            431
  Capital in excess of par ....................................        196,146        205,636
  Retained earnings ...........................................        397,540        447,566
  Accumulated other comprehensive income ......................             66         10,533
                                                                   -----------    -----------
     Total ....................................................        594,178        664,166

  Treasury stock, 2,845,364 and 6,979,423  shares at cost .....        (62,417)      (170,706)
                                                                   -----------    -----------

     Total shareholders' equity ...............................        531,761        493,460
                                                                   -----------    -----------

          TOTAL ...............................................    $   769,313    $   869,198
                                                                   ===========    ===========

   The accompanying notes are an integral part of these consolidated financial statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                               FOR THE YEARS ENDED
             FEBRUARY 2, 2002, FEBRUARY 1, 2003 AND JANUARY 31, 2004
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             FISCAL YEAR
                                                              ------------------------------------
                                                                2001         2002         2003
                                                              ----------   ----------   ----------
Net sales .................................................   $1,273,154   $1,295,049   $1,392,680

Cost of goods sold, including buying and occupancy costs ..      822,043      840,701      878,737
                                                              ----------   ----------   ----------

Gross margin ..............................................      451,111      454,348      513,943

Selling, general and administrative expenses ..............      377,270      384,956      431,695
                                                              ----------   ----------   ----------

Operating income ..........................................       73,841       69,392       82,248

Interest expense (net of interest income of
  $841, $981 and $1,495, respectively) ....................        2,867        1,261        2,511
                                                              ----------   ----------   ----------

Earnings before income taxes ..............................       70,974       68,131       79,737

Provision for income taxes ................................       27,698       25,719       29,711
                                                              ----------   ----------   ----------

Net earnings ..............................................   $   43,276   $   42,412   $   50,026
                                                              ==========   ==========   ==========

Net earnings per share:
  Basic ...................................................   $     1.06   $     1.04   $     1.29
                                                              ==========   ==========   ==========

  Diluted .................................................   $     1.04   $     1.04   $     1.27
                                                              ==========   ==========   ==========

Weighted average shares outstanding:

  Basic ...................................................       40,997       40,590       38,789
                                                              ==========   ==========   ==========

  Diluted .................................................       41,446       40,877       39,295
                                                              ==========   ==========   ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      FOR THE YEARS ENDED FEBRUARY 2, 2002,
                      FEBRUARY 1, 2003 AND JANUARY 31. 2004
                          (IN THOUSANDS, EXCEPT SHARES)

                                                                                         ACCUMULATED
                                                          CAPITAL                           OTHER
                                           COMMON        IN EXCESS        RETAINED      COMPREHENSIVE    TREASURY
                                            STOCK         OF PAR          EARNINGS      (LOSS) INCOME      STOCK            TOTAL
                                           ------        ---------       ---------      -------------    ---------       ----------
BALANCE -- February 3, 2001..............  $  422        $ 189,656       $ 311,852        $    (316)     $  (6,627)      $  494,987
  Comprehensive income:
    Net earnings.........................      --               --          43,276               --             --           43,276
    Translation adjustment...............      --               --              --           (2,157)            --           (2,157)
    Cumulative effect of accounting
      change on derivative instruments...      --               --              --             (331)            --             (331)
    Change in derivative fair value......      --               --              --             (394)            --             (394)
                                                                                                                         ----------
         Total comprehensive income......                                                                                    40,394
  Common stock issued to stock
    discount plan -- 56,617 shares.......       1              940              --               --             --              941
  Common stock issued upon exercise of
    stock options --  79,479 shares......       1            1,211              --               --             --            1,212
  Tax benefit recognized upon exercise
    of stock options.....................      --              258              --               --             --              258
  Treasury stock purchased -- 1,185,000
    shares...............................      --               --              --               --        (30,409)         (30,409)
  Treasury stock issued to profit
    sharing plan  -- 106,382 shares......      --             (177)             --               --          2,677            2,500
                                           ------        ---------       ---------        ---------      ---------       ----------
BALANCE -- February 2, 2002..............     424          191,888         355,128           (3,198)       (34,359)         509,883

  Comprehensive income:
    Net earnings.........................      --               --          42,412               --             --           42,412
    Translation adjustment...............      --               --              --            2,442             --            2,442
    Change in derivative fair value......      --               --              --              822                             822
                                                                                                                         ----------
         Total comprehensive income......                                                                                    45,676
  Common stock issued to stock
    discount plan -- 51,359 shares.......       1              761              --               --             --              762
  Common stock issued upon exercise of
    stock options -- 165,105 shares......       1            2,272              --               --             --            2,273
  Tax benefit recognized upon exercise
    of stock options.....................      --              624              --               --             --              624
  Proceeds from sale of put option
    contracts............................      --              601              --               --             --              601
  Treasury stock purchased -- 1,480,000
    shares...............................      --               --              --               --        (28,058)         (28,058)
                                           ------        ---------       ---------        ---------      ---------       ----------

BALANCE -- February 1, 2003..............  $  426        $ 196,146       $ 397,540        $      66      $ (62,417)      $  531,761

  Comprehensive income:
    Net earnings........................       --               --          50,026               --             --           50,026
    Translation adjustment..............       --               --              --            9,908             --            9,908
    Change in derivative fair value.....       --               --              --              559             --              559
                                                                                                                         ----------
         Total comprehensive income                                                                                          60,493
  Common stock issued to stock
    discount plan -- 48,195 shares......        1              742              --               --             --              743
  Common stock issued upon exercise of
    stock options -- 421,441 shares.....        4            7,573              --               --             --            7,577
  Tax benefit recognized upon exercise
    of stock options....................       --            1,572              --               --             --            1,572
  Treasury stock issued to profit
    sharing plan - 41,841 shares........       --             (397)             --               --            897              500
  Treasury stock purchased -- 4,175,900
    shares..............................       --               --              --               --       (109,186)        (109,186)
                                           ------        ---------       ---------        ---------      ---------       ----------
BALANCE -- January 31, 2004.............   $  431        $ 205,636       $ 447,566        $  10,533      $(170,706)      $  493,460
                                           ======        =========       =========        =========      =========       ==========

   The accompanying notes are an integral part of these consolidated financial statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE YEARS ENDED
             FEBRUARY 2, 2002, FEBRUARY 1, 2003 AND JANUARY 31, 2004
                                 (IN THOUSANDS)

                                                                                     FISCAL YEAR
                                                                        -----------------------------------
                                                                          2001         2002         2003
                                                                        ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings ......................................................   $  43,276    $  42,412    $  50,026
  Adjustments to reconcile net earnings to net cash
  provided by operating activities:
     Depreciation and amortization ..................................      41,949       44,284       48,130
     Gain on sale of assets .........................................          --           --       (4,381)
     Deferred tax provision .........................................       3,354        7,485          505
  (Increase) decrease in inventories ................................     (22,773)      17,338      (21,624)
  Increase in other assets ..........................................      (8,995)     (13,594)      (3,246)
  Increase in accounts payable and accrued expenses .................         719       19,503       35,491
  Increase (decrease) in income taxes payable .......................      (6,949)      (4,933)      14,086
  Increase (decrease) in other liabilities ..........................       1,721          531         (220)
                                                                        ---------    ---------    ---------
          Net cash provided by operating activities .................      52,302      113,026      118,767
                                                                        ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ..............................................     (64,777)     (45,422)     (48,700)
  Net proceeds from sale of assets ..................................          --        6,812           --
  Net assets acquired ...............................................          --           --       (4,500)
  Investment in trademarks, tradenames and other assets .............      (1,590)      (2,619)      (1,644)
                                                                        ---------    ---------    ---------
          Net cash used in investing activities .....................     (66,367)     (41,229)     (54,844)
                                                                        ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock ............................       2,153        3,035        8,320
  Proceeds from issuance of debt ....................................          --           --      130,000
  Bank borrowings ...................................................          --       39,624           --
  Principal payments on bank debt ...................................      (2,407)     (40,743)     (44,931)
  Deferred financing costs ..........................................          --       (1,075)      (3,916)
  Proceeds from sale of put option contracts ........................          --          601           --
  Purchase of treasury stock ........................................     (30,409)     (28,058)    (109,186)
                                                                        ---------    ---------    ---------

          Net cash used in financing activities .....................     (30,663)     (26,616)     (19,713)
                                                                        ---------    ---------    ---------

Effect of exchange rate changes on cash .............................      (1,054)       1,099        3,012
                                                                        ---------    ---------    ---------

INCREASE (DECREASE) IN CASH .........................................     (45,782)      46,280       47,222
  Cash beginning of period ..........................................      84,426       38,644       84,924
                                                                        ---------    ---------    ---------
  Cash end of period ................................................   $  38,644    $  84,924    $ 132,146
                                                                        =========    =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest ........................................................   $   3,468    $   1,945    $   2,091
                                                                        =========    =========    =========

    Income taxes ....................................................   $  32,539    $  25,582    $  15,863
                                                                        =========    =========    =========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:

  Additional capital in excess of par resulting from tax benefit
     recognized upon exercise of stock options ......................   $     258    $     624    $   1,572
                                                                        =========    =========    =========

  Treasury stock contributed to employee stock plan .................   $   2,500    $      --    $     500
                                                                        =========    =========    =========

  Note payable issued as partial consideration for assets acquired ..   $      --    $      --    $   1,000
                                                                        =========    =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEARS ENDED FEBRUARY 2, 2002
                      FEBRUARY 1, 2003 AND JANUARY 31, 2004

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization and Business -- The Men's Wearhouse, Inc. and its subsidiaries (the "Company") is a specialty retailer of menswear. We operate throughout the United States primarily under the brand names of Men's Wearhouse and K&G and under the brand name of Moores in Canada. We follow the standard fiscal year of the retail industry, which is a 52-week or 53-week period ending on the Saturday closest to January 31. Fiscal year 2001 ended on February 2, 2002, fiscal year 2002 ended on February 1, 2003 and fiscal year 2003 ended on January 31, 2004. Fiscal years 2001, 2002 and 2003 included 52 weeks.

         Principles of Consolidation -- The consolidated financial statements include the accounts of The Men's Wearhouse, Inc. and its wholly owned or controlled subsidiaries. Intercompany accounts and transactions have been eliminated in the consolidated financial statements.

         Use of Estimates -- The preparation of financial statements in conformity with accounting principals generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates and assumptions are those relating to inventories and long-lived assets, including goodwill, and our estimated liabilities for self-insured portions of our workers' compensation and employee health benefit costs.

         Cash -- Cash includes all cash in banks, cash on hand and all highly liquid investments with an original maturity of three months or less. As substantially all of our cash is held by five financial institutions, we are exposed to risk of loss in the event of failure of any of these parties. However, due to the creditworthiness of these five financial institutions, we anticipate full performance and access to our deposits and liquid investments.

         Accounts Receivable -- Accounts receivable consists of our third-party credit card receivables and other receivables, net of an allowance for uncollectible accounts of $0.4 million at fiscal year end 2002 and 2003. Collectibility is reviewed regularly and the allowance is adjusted as necessary.

         Inventories -- Inventories are valued at the lower of cost or market, with cost determined on the average cost method and the retail cost method. Inventory cost includes procurement and distribution costs (warehousing, freight, hangers and merchandising costs) associated with ending inventory.

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

         Goodwill and Other Assets -- We adopted the provisions of Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142") on February 3, 2002. Accordingly, intangible assets are initially recorded at their fair values. Identifiable intangible assets with finite useful lives are amortized to expense over the estimated useful life of the asset. Trademarks, tradenames and other intangibles are amortized over estimated useful lives of 3 to 17 years using the straight-line method. Identifiable intangible assets with an indefinite useful life, including goodwill, are evaluated, at least annually, for impairment by comparison of their carrying amounts with the fair value of the individual assets. The adoption of SFAS No. 142 did not result in any impairment charge. The disclosures required by SFAS No. 142 are included in Note 7.

         Impairment of Long-Lived Assets -- We adopted Statement of Financial Accounting Standard No. 144 "Impairment or Disposal of Long-lived Assets" ("SFAS No. 144") on February 3, 2002. We evaluate the carrying value of long-lived assets, such as property and equipment and amortizable intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined, based on estimated undiscounted future cash flows, that an impairment has occurred, a loss is recognized currently for the impairment. The adoption of this statement did not have a material impact on our financial position, results of operations or cash flows.

         Fair Value of Financial Instruments -- As of February 1, 2003 and January 31, 2004, management estimates that the fair value of cash, receivables, accounts payable and accrued expenses are carried at amounts that reasonably approximate their fair value. See Note 3 for the fair values of our long-term debt.

         Revenue Recognition -- Revenue is recognized at the time of sale and delivery of merchandise, net of actual sales returns and a provision for estimated sales returns. Revenues from alteration services are recognized upon completion of the alteration services.

         Advertising -- Advertising costs are expensed as incurred or, in the case of media production costs, when the commercial first airs. Advertising expenses were $61.2 million, $60.1 million and $62.9 million in fiscal 2001, 2002 and 2003, respectively.

         Shipping and Handling Costs -- All shipping and handling costs for product sold are recognized as cost of goods sold.

         New Store Costs -- Promotion and other costs associated with the opening of new stores are expensed as incurred.

         Store Closures and Relocations -- On November 3, 2002, we adopted Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). This statement requires, among other things, that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. As of the fourth quarter of 2002, when we close or relocate a store, the present value of estimated unrecoverable cost, which is substantially made up of the remaining net lease obligation, is charged to expense. Prior to the fourth quarter of 2002, these costs were expensed upon management's commitment to closing or relocating a store, which was generally before the actual liability was incurred. The adoption of this statement did not have a material impact on our financial position, results of operations or cash flows.

         Stock Based Compensation -- As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), we account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). We have adopted the disclosure-only provisions of SFAS No. 123 and continue to apply APB No. 25 and related interpretations in accounting for the stock option plans and the employee stock purchase plan.

         In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for fiscal years ending after December 15, 2002. The adoption of the disclosure requirements of this statement, on February 1, 2003, did not have a material effect on the Company's financial position, results of operations or cash flows. The disclosures required by SFAS No. 148 are included below.

         Had we elected to apply the accounting standards of SFAS No. 123, as amended by SFAS No. 148, our net earnings and net earnings per share would have been approximately the pro forma amounts indicated below (in thousands, except per share data):

                                                                          FISCAL YEAR
                                                             --------------------------------------
                                                               2001           2002          2003
                                                             ----------    ----------    ----------
Net earnings, as reported ................................   $   43,276    $   42,412    $   50,026
Deduct: Additional compensation expense, net of  tax .....       (3,129)       (2,977)       (2,460)
                                                             ----------    ----------    ----------
Pro forma net earnings ...................................   $   40,147    $   39,435    $   47,566
                                                             ==========    ==========    ==========

Net earnings per share:
As reported:
  Basic ..................................................   $     1.06    $     1.04    $     1.29
  Diluted ................................................   $     1.04    $     1.04    $     1.27

Pro forma:
  Basic ..................................................   $     0.98    $     0.97    $     1.23
  Diluted ................................................   $     0.97    $     0.96    $     1.21

         For purposes of computing pro forma net earnings, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which resulted in a weighted-average fair value of $11.47, $11.70 and $9.99 for grants made during fiscal 2001, 2002 and 2003, respectively. The following weighted average assumptions were used for option grants in fiscal 2001, 2002 and 2003, respectively: expected volatility of 54.01%, 54.14% and 54.75%, risk-free interest rates (U.S. Treasury five year notes) of 4.57%, 4.29% and 3.14%, and an expected life of six years.

         The effects of applying SFAS No. 123 in this pro forma disclosure may not be indicative of pro forma future amounts. See Note 6 for additional disclosures regarding stock-based compensation.

         Derivative Financial Instruments -- We enter into foreign currency forward exchange contracts to hedge against foreign exchange risks associated with certain firmly committed, and certain other probable, but not firmly committed, inventory purchase transactions that are denominated in a foreign currency (primarily the Euro). Gains and losses associated with these contracts are accounted for as part of the underlying inventory purchase transactions. These contacts have been accounted for in accordance with Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended, which we adopted on February 4, 2001. In accordance with the transition provisions of SFAS No. 133, we recorded a cumulative loss adjustment of $0.5 million ($0.3 million, net of tax) in accumulated other comprehensive loss related primarily to the unrealized losses on foreign currency exchange contracts, which were designated as cash-flow hedging instruments. The disclosures required by SFAS No. 133 are included in
Note 8.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Our adoption of this statement as of June 30, 2003 did not have a material impact on our financial position, results of operations or cash flows.

         In connection with our share repurchase programs, as described in Note 6, we from time to time issued put option contracts and received premiums for doing so, with the premiums being added to our capital in excess of par. Under these contracts, the contract counterparties had the option to require us to purchase a specific number of shares of our common stock at specific strike prices per share on specific dates. See Note 6 for additional disclosures regarding our put option contracts.

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

         Segment Information -- We consider our business as one operating segment based on the similar economic characteristics of our three brands. Revenues of Canadian retail operations were $144.6 million, $141.9 million and $154.7 million for fiscal 2001, 2002 and 2003, respectively. Long-lived assets of our Canadian operations were $35.2 million and $45.5 million as of the end of fiscal 2002 and 2003, respectively.

         Accounting for Guarantees -- In November 2002, the FASB issued Financial Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement requirement of FIN No. 45 is effective for guarantees issued or modified after December 31, 2002. As of January 31, 2004, we did not have any material guarantees that were issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for interim and annual periods ending after December 15, 2002 and are applicable to guarantees issued before December 31, 2002. We did not have any significant guarantees issued before December 31, 2002.

         Vendor Allowances -- In November 2002, the Emerging Issues Task Force ("EITF") issued Issue 02-16, "Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor." This EITF addresses the accounting treatment for cash vendor allowances received. The adoption of EITF Issue 02-16 in 2003 did not have a material impact on the Company's financial position, results of operations or cash flows.

         Reporting Gains and Losses from the Early Extinguishment of Debt -- We adopted Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145") on February 2, 2003. SFAS No. 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers" and FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". In addition, SFAS No. 145 amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also makes non-substantive technical corrections to existing pronouncements. The adoption of this statement did not have a material impact on our financial position, results of operations or cash flows.

         Accounting for Asset Retirement Obligations -- We adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), on February 2, 2003. SFAS No. 143 addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The adoption of this statement did not have a material impact on our financial position, results of operations or cash flows.

         Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity -- We adopted Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150") as of August 3, 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments, many of which were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material impact on our financial position, results of operations or cash flows.

         Recently Issued Accounting Pronouncements -- In December 2003, the FASB issued a revised interpretation of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (revised December
2003)" ("FIN 46R"). FIN 46R requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46R is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46R must be applied no later than December 31, 2003 for entities meeting the definition of special - purpose entities, and no later than fiscal periods ending after March 15, 2004 for all other entities under construction. As we do not have any variable interest entities, the adoption of FIN 46R is not expected to have a material impact on our financial position, results of operations or cash flows.

2.       EARNINGS PER SHARE

         Basic EPS is computed using the weighted average number of common shares outstanding during the period and net earnings. Diluted EPS gives effect to the potential dilution which would have occurred if additional shares were issued for stock options exercised under the treasury stock method, as well as the potential dilution that could occur if our contingent convertible debt or other contracts to issue common stock were converted or exercised. No dilution from the contingent convertible debt or other contracts has occurred.

         The following table reconciles the earnings and shares used in the basic and diluted EPS computations (in thousands, except per share amounts):

                                               FISCAL YEAR
                                        ---------------------------
                                         2001       2002      2003
                                        -------   -------   -------
Net earnings ........................   $43,276   $42,412   $50,026
                                        =======   =======   =======

Weighted average number of
   common shares outstanding ........    40,997    40,590    38,789
                                        =======   =======   =======

Basic earnings per share ............   $  1.06   $  1.04   $  1.29
                                        =======   =======   =======
Weighted average number of
   common shares outstanding ........    40,997    40,590    38,789
Assumed exercise of stock options ...       449       287       506
                                        -------   -------   -------
As adjusted .........................    41,446    40,877    39,295
                                        =======   =======   =======

Diluted earnings per share ..........   $  1.04   $  1.04   $  1.27
                                        =======   =======   =======

3.       LONG-TERM DEBT

         In January 2003, we replaced our existing $125.0 million revolving credit facility which was scheduled to mature in February 2004 with a new revolving credit agreement with a group of banks (the "Credit Agreement") that provides for borrowing of up to $100.0 million through February 4, 2006 (with extensions for up to two years under certain conditions). The Credit Agreement is secured by substantially all of the stock of the subsidiaries of The Men's Wearhouse, Inc. Advances under the Credit Agreement bear interest at a rate per annum equal to, at our option, the agent's prime rate or the reserve adjusted LIBOR rate plus a varying interest rate margin up to 2.25%. The Credit Agreement also provides for fees applicable to unused commitments ranging from 0.275% to 0.500%. The terms and conditions of the new Credit Agreement are substantially the same as those of the replaced facility. In addition, in January 2003, we entered into a new Canadian term credit agreement under which we borrowed Can $62.0 million (US $40.7 million) which was used to repay approximately Can $60.9 million (US $40.0 million) in outstanding indebtedness of Moores under the previous term credit agreement. On October 31, 2003, we repaid the outstanding indebtedness of Can $60.5 million (US $45.9 million). As of January 31, 2004, there were no borrowings outstanding under the Credit Agreement.

         The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain a minimum level of net worth and certain financial ratios. The Credit Agreement also prohibits payment of cash dividends on our common stock. We are in compliance with the covenants in the Credit Agreement as of January 31, 2004.

         On October 21, 2003, we issued $130.0 million of 3.125% Convertible Senior Notes due 2023 ("Notes") in a private placement. A portion of the net proceeds from the Notes was used to repay the outstanding indebtedness under our Canadian term credit agreement and to repurchase shares of our common stock under the program authorized by the Board in September 2003; the balance is reserved for general corporate purposes, which may include additional purchases of our common stock under our share repurchase program. Interest on the Notes is payable semi-annually on April 15 and October 15 of each year, beginning on April 15, 2004. The Notes will mature on October 15, 2023. However, holders may require us to purchase all or part of the Notes, for cash, at a purchase price of 100% of the principal amount per Note plus accrued and unpaid interest on October 15, 2008, October 15, 2013 and October 15, 2018 or upon a designated event. Beginning on October 15, 2008, we will pay additional contingent interest on the Notes if the average trading price of the Notes is above a specified level during a specified period. In addition, we may redeem all or a portion of the Notes on or after October 20, 2008, at 100% of the principal amount of the Notes plus any accrued and unpaid interest, contingent interest and additional amounts, if any. We also have the right to redeem the Notes between October 20, 2006 and October 19, 2008 if the price of our common stock reaches certain levels.

         During certain periods, the Notes are convertible by holders into shares of our common stock initially at a conversion rate of 23.3187 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of $42.88 per share of common stock (subject to adjustment in certain events), under the following circumstances: (1) if the closing sale price of our common stock issuable upon conversion exceeds 120% of the conversion price under specified conditions; (2) if we call the Notes for redemption; or (3) upon the occurrence of specified corporate transactions. Upon conversion of the Notes, in lieu of delivering common stock we may, at our election, deliver cash or a combination of cash and common stock. The Notes are general senior unsecured obligations, ranking on a parity in right of payment with all our existing and future unsecured senior indebtedness and our other general unsecured obligations, and senior in right of payment with all our future subordinated indebtedness. The Notes are effectively subordinated to all of our senior secured indebtedness, and all indebtedness and liabilities of our subsidiaries.

         In December 2003, we acquired the assets and operating leases for 13 retail dry cleaning and laundry facilities and issued a $1.0 million note payable as partial consideration. The unsecured note payable is due in full in 2008 and interest compounds annually at 4.0%.

         We utilize letters of credit primarily for inventory purchases. At January 31, 2004, letters of credit totaling approximately $17.3 million were issued and outstanding.

         The fair value of the Notes, using quoted market prices of the same or similar issues, was approximately $127.1 million at January 31, 2004. The carrying amounts of all other long-term debt approximate fair value at February 1, 2003 and January 31, 2004.

4.       INCOME TAXES

         The provision for income taxes consists of the following (in thousands):

                                                FISCAL YEAR
                                        ------------------------------
                                          2001       2002       2003
                                        --------   --------   --------
Current tax expense:
  Federal ...........................   $ 14,607   $ 10,248   $ 17,889
  State .............................      1,715      1,010      1,081
  Foreign ...........................      8,022      6,976     10,236
Deferred tax expense (benefit):
  Federal and state .................      3,088      5,695      3,107
  Foreign ...........................        266      1,790     (2,602)
                                        --------   --------   --------
          Total .....................   $ 27,698   $ 25,719   $ 29,711
                                        ========   ========   ========

         No provision for U.S. income taxes or Canadian withholding taxes has been made on the cumulative undistributed earnings of Moores (approximately $96.2 million at January 31, 2004) since such earnings are considered to be permanently invested in Canada. The determination of any unrecognized deferred tax liability for the cumulative undistributed earnings of Moores is not considered practicable since such liability, if any, will depend on a number of factors that cannot be known until such time as a decision to repatriate the earnings might be made by management.

A reconciliation of the statutory federal income tax rate to our effective tax rate is as follows:

                                                 FISCAL YEAR
                                               ----------------
                                               2001  2002  2003
                                               ----  ----  ----
Federal statutory rate ......................   35%   35%   35%
State income taxes, net of federal benefit ..    2     1     2
Other .......................................    2     2     -
                                               ---   ---   ---
                                                39%   38%   37%
                                               ===   ===   ===

         At February 1, 2003, we had net deferred tax liabilities of $8.1 million with $12.7 million classified as other current assets and $20.8 million classified as other liabilities (noncurrent). At January 31, 2004, we had net deferred tax liabilities of $8.5 million with $14.4 million classified as other current assets and $22.9 million classified as other liabilities (noncurrent). Our state net operating loss and foreign tax credit carryforwards expire in varying amounts annually from 2005 through 2023 and from 2004 through 2008, respectively. A valuation allowance is recorded to reduce the carrying amount of deferred tax assets unless it is more likely than not that such assets will be realized. As of February 1, 2003 and January 31, 2004, no valuation allowance was considered necessary.

         Total deferred tax assets and liabilities and the related temporary differences as of February 1, 2003 and January 31, 2004 were as follows (in thousands):

                                                  FEBRUARY 1, JANUARY 31,
                                                     2003        2004
                                                   --------    --------
Deferred tax assets:
  Accrued rent and other expenses ..............   $  6,854    $  8,857
  Accrued compensation .........................      1,932       2,016
  Accrued inventory markdowns ..................        985         595
  Deferred intercompany profits ................      2,742       3,399
  Unused state operating loss carryforwards ....      3,130       1,609
  Unused foreign tax credits ...................        662         873
  Other ........................................        518         620
                                                   --------    --------
                                                     16,823      17,969
                                                   --------    --------

Deferred tax liabilities:
  Capitalized inventory costs ..................     (4,126)     (3,483)
  Property and equipment .......................    (19,533)    (20,520)
  Intangibles ..................................     (1,225)     (1,781)
  Deferred interest ............................         --        (674)
                                                   --------    --------
                                                    (24,884)    (26,458)
                                                   --------    --------

Net deferred tax liabilities ...................   $ (8,061)   $ (8,489)
                                                   ========    ========

5.       OTHER ASSETS AND ACCRUED EXPENSES

         Other assets consist of the following (in thousands):

                                                             FEBRUARY 1,  JANUARY 31,
                                                                2003         2004
                                                              --------     --------
Trademarks, tradenames and other intangibles ..............   $  7,958     $  9,475
Accumulated amortization ..................................     (1,771)      (2,450)
                                                              --------     --------
                                                                 6,187        7,025
Tuxedo rental assets, deposits and other ..................     21,757       33,363
                                                              --------     --------
          Total ...........................................   $ 27,944     $ 40,388
                                                              ========     ========

Accrued expenses consist of the following (in thousands):

Sales, payroll and property taxes payable .................   $  8,874     $ 10,725
Accrued salary, bonus and vacation ........................     17,779       24,041
Accrued workers compensation and medical costs ............      5,419        8,919
Unredeemed gif certificates ...............................     10,624       13,096
Deferred gain on sale of assets ...........................      4,423           --
Other .....................................................      8,204       14,351
                                                              --------     --------
          Total ...........................................   $ 55,323     $ 71,132
                                                              ========     ========

6.       CAPITAL STOCK, STOCK OPTIONS AND BENEFIT PLANS

         In January 2000, the Board of Directors authorized the repurchase of up to one million shares of our common stock in the open market or in private transactions. On January 31, 2001, the Board authorized an expansion of the program for up to an additional two million shares. On November 19, 2002, the Board of Directors authorized a new stock repurchase program for up to $25.0 million in shares of our common stock. Under the first three authorized programs, we repurchased 1,185,000, 1,480,000 and 1,057,100 shares of our common stock during fiscal 2001, 2002 and 2003, respectively, at a cost of $30.4 million, $28.1 million and $24.1 million, respectively. The average price per share of our common stock repurchased under these programs was $25.66, $18.96 and $22.80 during fiscal 2001, 2002 and 2003, respectively. In September 2003, the Board of Directors authorized a program for the repurchase of up to $100.0 million of our common stock in the open market or in private transactions. This authorization superceded the approximately $1 million we had remaining under the Board's November 2002 authorization. As of January 31, 2004, we had repurchased under this program 1,405,400 shares at a cost of $42.4 million in private transactions and 1,713,400 shares at a cost of $42.6 million in open market transactions. Under all programs during fiscal 2003, we repurchased 4,175,900 shares of our common stock at a cost of $109.2 million, with an average repurchase price of $26.15 per share.

         In connection with our share repurchase programs, we have from time to time issued put option contracts and received premiums for doing so, with the premiums being added to our capital in excess of par and effectively reducing the cost of our share repurchases. Under these contracts, the contract counterparties had the option to require us to purchase a specific number of shares of our common stock at a specific strike price per share on a specific date. During fiscal 2002, we issued a put contract for 500,000 shares and received a premium of $0.6 million for issuing this contract. The contract counterparty had the option to exercise this contract at a strike price of $22.76 per share on December 17, 2002, but contract completion was required earlier if the market price of our common stock fell below a trigger price of $12.64 per share. During the third quarter of 2002, the market price of our common stock fell below the trigger price and we settled the contract by repurchasing the 500,000 shares at $22.76 per share or $11.4 million; we recorded the shares purchased as treasury stock. We were not obligated to issue any shares under the put contract nor were we obligated to settle in cash.

         We have adopted the 1992 Stock Option Plan ("1992 Plan") which, as amended, provides for the grant of options to purchase up to 1,071,507 shares of our common stock to full-time key employees (excluding certain officers), the 1996 Stock Option Plan ("1996 Plan") which, as amended, provides for the grant of options to purchase up to 1,850,000 shares of our common stock to full-time key employees (excluding certain officers), and the 1998 Key Employee Stock Option Plan ("1998 Plan") which, as amended, provides for the grant of options to purchase up to 2,100,000 shares of our common stock to full-time key employees (excluding certain officers). The 1992 Plan expired in February 2002 and each of the other plans will expire at the end of ten years; no option may be granted pursuant to the plans after the expiration date. In fiscal 1992, we also adopted a Non-Employee Director Stock Option Plan ("Director Plan") which, as amended, provides for the grant of options to purchase up to 167,500 shares of our common stock to non-employee directors of the Company. In fiscal 2001, the Director Plan's termination date was extended to February 23, 2012. Options granted under these plans must be exercised within ten years of the date of grant.

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

         On January 30, 2004, 4,000 restricted shares were granted to the outside directors at a grant price of $23.29 per share. The grant of these restricted shares is contingent upon shareholder approval of the amendment and restatement of the Director Plan.

         The following table is a summary of our stock option activity:

                                                                                     WEIGHTED
                                                                SHARES UNDER         AVERAGE           OPTIONS
                                                                   OPTION         EXERCISE PRICE     EXERCISABLE
                                                                 ---------        --------------     -----------
Options outstanding, February 3, 2001......................      2,434,361           $ 20.76          1,262,993
                                                                                                      =========
  Granted..................................................        498,490           $ 20.45
  Exercised................................................        (79,479)          $ 15.24
  Forfeited................................................        (60,165)          $ 23.54
                                                                 ---------
Options outstanding, February 2, 2002......................      2,793,207           $ 20.80          1,594,171
                                                                                                      =========
  Granted..................................................        500,800           $ 20.42
  Exercised................................................       (165,105)          $ 13.77
  Forfeited................................................       (125,115)          $ 21.66
                                                                 ---------
Options outstanding, February 1, 2003......................      3,003,787           $ 21.09          1,797,834
                                                                                                      =========
  Granted..................................................        608,125           $ 17.23
  Exercised................................................       (421,441)          $ 17.98
  Forfeited................................................        (75,533)          $ 20.73
                                                                 ---------
Options outstanding, January 31, 2004......................      3,114,938           $ 20.76          1,444,494
                                                                 =========                            =========

         Grants of stock options outstanding as of January 31, 2004 are summarized as follows:

                                                OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                                  ----------------------------------------------     ----------------------------
                                                      WEIGHTED-
                                                       AVERAGE         WEIGHTED-                        WEIGHTED-
                                                      REMAINING         AVERAGE                          AVERAGE
            RANGE OF                 NUMBER          CONTRACTUAL       EXERCISE        NUMBER           EXERCISE
         EXERCISE PRICES          OUTSTANDING           LIFE             PRICE       EXERCISABLE          PRICE
         ---------------          -----------        -----------       ---------     -----------         -------
$  9.89 to 18.00..............       945,860          5.8 Years        $ 14.56          471,985          $15.25
  18.00 to 21.50..............       966,522          6.6 Years          21.19          318,308           21.31
  21.50 to 24.00..............       830,040          7.1 Years          23.19          349,262           23.55
  24.00 to 50.00..............       372,516          5.3 Years          29.96          304,939           30.96
                                   ---------                                          ---------
$  9.89 to 50.00..............     3,114,938                           $ 20.76        1,444,494          $21.91
                                   =========                                          =========

         As of January 31, 2004, 741,113 options were available for grant under existing plans and 3,860,051 shares of common stock were reserved for future issuance.

         The difference between the option price and the fair market value of our common stock on the dates that options for 79,479, 165,105 and 421,441 shares of common stock were exercised during fiscal 2001, 2002 and 2003, respectively, resulted in a tax benefit to us of $0.3 million, $0.6 million and $1.6 million, respectively, which has been recognized as capital in excess of par.

         We have a profit sharing plan, in the form of an employee stock plan, which covers all eligible employees, and an employee tax-deferred savings plan. Contributions to the profit sharing plan are made at the discretion of the Board of Directors. During fiscal 2001, 2002 and 2003, contributions charged to operations were $0.4 million, $0.8 million and $1.7 million, respectively, for the plans.

         In 1998, we adopted an Employee Stock Discount Plan ("ESDP") which allows employees to authorize after-tax payroll deductions to be used for the purchase of up to 1,425,000 shares of our common stock at 85% of the lesser of the fair market value on the first day of the offering period or the fair market value on the last day of the offering period. We make no contributions to this plan but pay all brokerage, service and other costs incurred. Effective for offering periods beginning July 1, 2002, the plan was amended so that a participant may not purchase more than 125 shares during any calendar quarter. During fiscal 2001, 2002 and 2003, employees purchased 56,617, 51,359 and 48,195 shares, respectively, under the ESDP, the weighted-average fair value of which was $16.63, $14.82 and $15.41 per share, respectively. As of January 31, 2004, 1,155,047 shares were reserved for future issuance under the ESDP.

7.       GOODWILL AND OTHER INTANGIBLE ASSETS

         We adopted SFAS No. 142, "Goodwill and Other Intangible Assets," on February 3, 2002. In accordance with SFAS No. 142, we discontinued the amortization of goodwill effective February 3, 2002. Additionally, SFAS No. 142 subjects goodwill to fair-value based impairment tests performed, at a minimum, on an annual basis, or more frequently if circumstances dictate. We completed the annual impairment test of goodwill during the fourth quarter of 2003. No impairment charges were recorded.

         Had we applied SFAS No. 142 during fiscal 2001, our net earnings and net earnings per share would have approximated the pro forma amounts indicated below (in thousands, except per share amounts):

Net earnings, as reported..........................              $  43,276

Add back:
     Goodwill amortization, net of tax.............                  1,708
                                                                 ---------
Pro forma net earnings.............................              $  44,984
                                                                 =========

Earnings per share:
    Basic:
         Net earnings, as reported.................              $    1.06
         Goodwill amortization, net of tax.........                   0.04
                                                                 ---------
         Pro forma net earnings....................              $    1.10
                                                                 =========
    Diluted:
         Net earnings, as reported.................              $    1.04
         Goodwill amortization, net of tax.........                   0.04
                                                                 ---------
         Pro forma net earnings....................              $    1.08
                                                                 =========

         Changes in the net carrying amount of goodwill for the years ended February 1, 2003 and January 31, 2004 are as follows (in thousands):

Balance, February 2, 2002..................................     $   35,561
    Goodwill of acquired business..........................            233
    Translation adjustment.................................            813
                                                                ----------
Balance, February 1, 2003..................................         36,607
    Goodwill of acquired business..........................          4,550
    Translation adjustment.................................          2,710
                                                                ----------
Balance, January 31, 2004..................................     $   43,867
                                                                ==========

         The gross carrying amounts and accumulated amortization of our other intangibles are as follows (in thousands):

                                                                FEBRUARY 1,    JANUARY 31,
                                                                    2003           2004
                                                                -----------    -----------
Trademarks, tradenames and other intangibles................    $     7,958    $     9,475

Accumulated amortization....................................         (1,771)        (2,450)
                                                                -----------    -----------
     Net total..............................................    $     6,187    $     7,025
                                                                ===========    ===========

         The pretax amortization expense associated with intangible assets totaled approximately $346,000, $428,000 and $737,000 for fiscal 2001, 2002 and 2003, respectively. Pretax amortization expense associated with intangible assets at January 31, 2004 is estimated to be approximately $836,000 for each of the fiscal years 2004 and 2005, $785,000 for fiscal year 2006 and $623,000 for each of the fiscal years 2007 and 2008.

8. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING

         In connection with our direct sourcing program, we may enter into purchase commitments that are denominated in a foreign currency (primarily the Euro). Our practices include entering into foreign currency forward exchange contracts to minimize foreign currency exposure related to forecasted purchases of certain inventories. Under SFAS No. 133, such contracts have been designated as and accounted for as cash flow hedges. The settlement terms of the forward contracts, including amount, currency and maturity, correspond with payment terms for the merchandise inventories. Any ineffective portion of a hedge is reported in earnings immediately. At January 31, 2004, we had 23 contracts maturing in varying increments to purchase an aggregate notional amount of $15.4 million in foreign currency, maturing at various dates through January 2005. During fiscal 2002 and 2003, we recognized an insignificant amount of hedge ineffectiveness.

         The changes in the fair value of the foreign currency forward exchange contracts are matched to inventory purchases by period and are recognized in earnings as such inventory is sold. The fair value of the forward exchange contracts is estimated by comparing the cost of the foreign currency to be purchased under the contracts using the exchange rates obtained under the contracts (adjusted for forward points) to the hypothetical cost using the spot rate at year-end. We expect to recognize in earnings through January 29, 2005 approximately $0.7 million, net of tax, of existing net gains presently deferred in accumulated other comprehensive income.

9. COMMITMENTS AND CONTINGENCIES

         Lease commitments

         We lease retail business locations, office and warehouse facilities, copier equipment and automotive equipment under operating leases expiring in various years through 2028. Rent expense for fiscal 2001, 2002 and 2003 was $78.3 million, $86.0 million and $90.0 million, respectively, and includes contingent rentals of $0.3 million, $0.8 million and $0.6 million, respectively. Minimum future rental payments under noncancelable operating leases as of January 31, 2004 for each of the next five years and in the aggregate are as follows (in thousands):

              FISCAL YEAR                 AMOUNT
-------------------------------------   ---------
2004.................................   $  91,839
2005.................................      83,178
2006.................................      69,542
2007.................................      58,966
2008.................................      48,211
Thereafter...........................     102,655
                                        ---------
    Total............................   $ 454,391
                                        =========

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

         The Orange County Suit was brought as a purported class action. The Los Angeles County Suit was brought as a multi-party action. The Suits allege several causes of action, each based on the factual allegation that in the State of California the Company and K&G misclassified its managers and assistant managers as exempt from the application of certain California labor statutes. Because of this alleged misclassification, the Suits allege that the Company and K&G failed to pay overtime compensation and provide the required rest periods to such employees. The Suits seek, among other things, declaratory and injunctive relief along with an accounting as to alleged wages, premium pay, penalties, interest and restitution allegedly due the class defendants.

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

          As a result of recent mediations, we recognized a charge in the fourth quarter of 2003 for $3.7 million ($2.3 million, net of tax) which we believe to be a reasonable estimate of the incremental costs we expect to incur in connection with the proposed resolution of the Suits and the Tailor's Suit. We believe that the Suits and the Tailor's Suit will be resolved in 2004; however, no assurance can be given that the anticipated resolution will be realized. We do not believe the ultimate resolution of the Suits or the Tailor's Suit will have a material adverse effect on our financial position, results of operations or cash flows.

         On April 1, 2004, a lawsuit was filed against the Company in the Superior Court of California for the County of Los Angeles, Case No. BC313038 (the "PII Suit"). The PII Suit, which was brought as a purported class action, alleges two causes of action, each based on the factual allegation that the Company requests or requires, in conjunction with a customer's use of his or her credit card, the customer to provide personal identification information which is recorded upon the credit card transaction form. The PII Suit seeks: (i) civil penalties pursuant to the California Civil Code; (ii) an order enjoining the Company from requesting or requiring that a customer provide personal identification information which is then recorded on the transaction form; (iii) permanent and preliminary injunctions against the Company requesting or requiring that a customer provide personal identification information which is then recorded on the transaction form; (iv) restitution of all funds allegedly acquired by means of any act or practice declared by the Court to be unlawful or fraudulent or to constitute a violation of the California Business and Professions Code; (v) attorney's fees; and (vi) costs of suit. The court has not yet decided whether the action may proceed as a class action. The Company intends to vigorously defend the PII Suit. We do not believe the ultimate resolution of the PII Suit will have a material adverse effect on our financial position, results of operations or cash flows.

         In addition, we are involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of our business. Management believes that none of these matters will have a material adverse effect on our financial condition, results of operations or cash flows.

10. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         Our quarterly results of operations reflect all adjustments, consisting only of normal, recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The consolidated results of operations by quarter for the 2002 and 2003 fiscal years are presented below (in thousands, except per share amounts):

                                           FISCAL 2002
                                         QUARTERS ENDED
                          -----------------------------------------------
                           MAY 4,    AUGUST 3,  NOVEMBER 2,   FEBRUARY 1,
                            2002       2002        2002          2003
                          --------   ---------  -----------   -----------
Net sales..............   $303,857   $ 308,574  $   292,515   $   390,103
Gross margin ..........    104,155     107,051       97,940       145,202
Net earnings ..........   $ 10,458   $   7,797  $     4,285   $    19,872
Net earnings per share:
   Basic ..............   $   0.25   $    0.19  $      0.11   $      0.50
   Diluted ............   $   0.25   $    0.19  $      0.11   $      0.50

                                           FISCAL 2003
                                         QUARTERS ENDED
                          -----------------------------------------------
                           MAY 3,    AUGUST 2,  NOVEMBER 1,   JANUARY 31,
                            2003       2003        2003           2004
                          --------   ---------  -----------   -----------
Net sales..............   $313,122   $ 334,292  $   322,613   $   422,653
Gross margin...........    111,219     122,936      118,438       161,350
Net earnings...........   $ 11,012   $  11,448  $     9,055   $    18,511
Net earnings per share:
   Basic...............   $   0.28   $    0.29  $      0.23   $      0.50
   Diluted ............   $   0.28   $    0.29  $      0.23   $      0.49

         Due to the method of calculating weighted average common shares outstanding, the sum of the quarterly per share amounts may not equal earnings per share for the respective years.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Our management, with the participation of the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports filed or submitted under the Exchange Act, within the time periods specified in the SEC's rules and forms.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

         There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2003 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         Except as set forth below, the information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held June 30, 2004.

         The Company has adopted a Code of Ethics for Senior Management which applies to the Company's Chief Executive Officer and all Presidents, Chief Financial Officers, Principal Accounting Officers, Executive Vice Presidents and other designated financial and operations officers. A copy of such policy is filed as an Exhibit hereto.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held June 30, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held June 30, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held June 30, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held June 30, 2004.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS

         The following consolidated financial statements of the Company are included in Part II, Item 8.

                  Independent Auditors' Report

                  Consolidated Balance Sheets as of February 1, 2003 and January 31, 2004

                  Consolidated Statements of Earnings for the years ended February 2, 2002, February 1, 2003 and January 31, 2004

                  Consolidated Statements of Shareholders' Equity for the years ended February 2, 2002, February 1, 2003 and January 31, 2004

                  Consolidated Statements of Cash Flows for the years ended February 2, 2002, February 1, 2003 and January 31, 2004

                  Notes to Consolidated Financial Statements

2.  FINANCIAL STATEMENT SCHEDULES

         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                            THE MEN'S WEARHOUSE, INC.
                                 (IN THOUSANDS)

                                       Balance at  Charged to   Charged to   Deductions                Balance at
                                       Beginning   Costs and      Other         from      Translation    End of
                                       of Period    Expenses   Accounts (4)  Reserve (2)  Adjustment     Period
                                       ----------  ----------  ------------  -----------  -----------  ----------
Allowance for uncollectible
accounts (1):

   Year ended February 2, 2002         $      284  $      197  $          -  $      (159) $         -  $      322
   Year ended February 1, 2003                322         225             -         (106)           -         441
   Year ended January 31, 2004                441         360             -         (411)           3         393

Allowance for sales returns (1) (3):
   Year ended February 2, 2002         $        -  $     (425)  $       750  $         -  $         -  $      325
   Year ended February 1, 2003                325           -             -            -            -         325
   Year ended January 31, 2004                325         (53)           92            -            -         364

Inventory reserves (1):
   Year ended February 2, 2002         $    7,654  $    3,108  $          -  $         -  $      (202) $   10,560
   Year ended February 1, 2003             10,560      (3,551)            -            -          125       7,134
   Year ended January 31, 2004              7,134        (588)            -            -          311       6,857

----------

(1) The allowance for uncollectible accounts, the allowance for sales returns and the inventory reserves are evaluated at the end of each fiscal quarter and adjusted based on the evaluation.

(2)    Consists primarily of write-offs of bad debt.

(3)    Allowance for sales returns is included in accrued expenses.

(4)    Deducted from net sales.

         All other schedules are omitted because they are not applicable or because the required information is included in the Consolidated Financial Statements or Notes thereto.

3. EXHIBITS

EXHIBIT
NUMBER                                                       EXHIBIT
-------        -----------------------------------------------------------------------------------------------
  3.1          --  Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the
                   Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 1994).

  3.2          --  By-laws, as amended (incorporated by reference from Exhibit 3.2 to the Company's Annual
                   Report on Form 10-K for the fiscal year ended February 1, 1997).

  3.3          --  Articles of Amendment to the Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999).

  4.1          --  Restated Articles of Incorporation (included as Exhibit 3.1).

  4.2          --  By-laws (included as Exhibit 3.2).

  4.3          --  Form of Common Stock certificate (incorporated by reference from Exhibit 4.3 to the
                   Company's Registration Statement on Form S-1 (Registration No. 33-45949)).

  4.4          --  Articles of Amendment to the Restated Articles of Incorporation (included as Exhibit 3.3).

  4.5          --  Revolving Credit Agreement dated as of January 29, 2003, among the Company and JPMorgan
                   Chase Bank and the Banks listed therein
                   (incorporated by reference from Exhibit 4.5 to the
                   Company's Annual Report on Form 10-K for the fiscal
                   year ended February 1, 2003).

  4.6          --  Term Sheet Agreement dated as of January 29, 2003 evidencing the uncommitted CAN$10 million facility of National City Bank, Canada Branch to Golden Brand Clothing (Canada) Ltd.
                   (incorporated by reference from Exhibit 4.7 to the Company's Annual Report on Form 10-K for
                   the fiscal year ended February 1, 2003).

  4.7          --  Indenture (including for of note) dated October 21, 2003 among the Company and JPMorgan
                   Chase Bank, as trustee, relating to the Company's 3.125% Convertible Senior Notes due 2023
                   (incorporated by reference from Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q
                   for the fiscal quarter ended November 1, 2003).

  4.8          --  Registration Rights Agreement dated October 21, 2003 among the Company and Bear Stearns &
                   Co. Inc., Wachovia Capital Markets, LLC, J.P. Morgan Securities Inc., Fleet Securities,
                   Inc. (incorporated by reference from Exhibit 4.2 to the Company's Quarterly Report on Form
                   10-Q for the fiscal quarter ended November 1, 2003).

  4.9          --  First Amendment to Revolving Credit Agreement, dated October 13, 2003 among the Company,
                   JPMorgan Chase Bank and the Banks listed therein (incorporated by reference from Exhibit
                   4.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 1,
                   2003).

*10.1          --  1992 Stock Option Plan (incorporated by reference from Exhibit 10.5 to the Company's
                   Registration Statement on Form S-1 (Registration No. 33-45949)).

*10.2          --  First Amendment to 1992 Stock Option Plan (incorporated by Reference from Exhibit 10.9 to the Company's Registration Statement on Form S-1 (Registration No. 33-60516)).

*10.3          --  1992 Non-Employee Director Stock Option Plan (incorporated by reference from Exhibit 10.7 to the Company's Registration Statement on Form S-1 (Registration No. 33-45949)).

*10.4          --  First Amendment to 1992 Non-Employee Director Stock Option Plan (incorporated by reference from Exhibit 10.16 to the Company's Registration Statement on Form S-1 (Registration No.
                   33-45949)).

 10.5          --  Commercial Lease dated September 1, 1995, by and between the Company and Zig Zag, A Joint
                   Venture (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on
                   Form 10-Q for the fiscal quarter ended May 4, 1996).

 10.6          --  Commercial Lease dated April 5, 1989, by and between the Company and Preston Road
                   Partnership (incorporated by reference from Exhibit 10.10 to the Company's Registration
                   Statement on Form S-1 (Registration No. 33-45949)).

*10.7          --  Stock Agreement dated as of March 23, 1992, between the Company and George Zimmer
                   (incorporated by reference from Exhibit 10.13 to the Company's Registration Statement on
                   Form S-1 (Registration No. 33-45949)).

*10.8          --  Split-Dollar Agreement and related Split-Dollar Collateral Assignment dated November 25,
                   1994 between the Company, George Zimmer and David Edwab, Co-Trustee of the Zimmer 1994
                   Irrevocable Trust (incorporated by reference to Exhibit 10.20 to the Company's Annual
                   Report on Form 10-K for the fiscal year ended January 28, 1995).

*10.9          --  1996 Stock Option Plan (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on
                   Form 10-Q for the fiscal quarter ended August 3, 1996).

*10.10         --  Second Amendment to 1992 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit
                   10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 1996).

*10.11         --  1998 Key Employee Stock Option Plan (incorporated by reference from Exhibit 10.18 to  the Company's Annual
                   Report on Form 10-K for the fiscal year ended January 31, 1998).

*10.12         --  First Amendment to 1998 Key Employee Stock Option Plan (incorporated by reference from Exhibit 4.1 to the
                   Company's Registration Statement on Form S-8 (registration No. 333-80033)).

*10.13         --  Second Amendment to 1998 Key Employee Stock Option Plan (incorporated by reference to Exhibit 10.22 to the
                   Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2000).

*10.14         --  Third Amendment to The Men's Wearhouse, Inc. 1992 Non-Employee Director Stock Option Plan (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended
                   July 29, 2000).

*10.15         --  Second Amendment [sic] to The Men's Wearhouse, Inc. 1996 Stock Option Plan (incorporated by reference from
                   Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 2000).

*10.16         --  Fourth Amendment to 1992 Non-Employee Director Stock Option Plan (incorporated by reference from Exhibit
                   10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 5, 2001).

*10.17         --  Split-Dollar Agreement dated January 14, 2002, by and between the Company and Eric Lane (incorporated by reference from Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended
                   February 2, 2002).

*10.18         --  Split-Dollar Agreement and related Split-Dollar Collateral Assignment dated May 25, 1995, by and between the Company and David H. Edwab (incorporated by reference from Exhibit 10.26 to the Company's Annual
                   Report on Form 10-K for the fiscal year ended February 2, 2002).

*10.19         --  Split-Dollar Agreement and related Split-Dollar Collateral Assignment dated May 25, 1995, between the
                   Company, David H. Edwab and George Zimmer, Co-Trustee of the David H. Edwab 1995 Irrevocable Trust
                   (incorporated by reference from Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2002).

*10.20         --  First Amendment to Split-Dollar Agreement dated January 17, 2002, between the Company, David H. Edwab and
                   George Zimmer, Trustee of the David H. Edwab 1995 Irrevocable Trust (incorporated by reference from
                   Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2002).

*10.21         --  Amended and Restated Employment Agreement effective as of February 3, 2003, by and between the Company and
                   David H. Edwab (filed herewith).

 14.1          --  The Company's Code of Ethics for Senior Management (filed herein).

 21.1          --  Subsidiaries of the Company (filed herewith).

 23.1          --  Consent of Deloitte & Touche LLP, independent auditors (filed herewith).

 31.1          --  Certification of Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief
                   Executive Officer (filed herewith).

 31.2          --  Certification of Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief
                   Financial Officer (filed herewith).

 32.1          --  Certification of Annual Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief
                   Executive Officer (filed herewith).

 32.2          --  Certification of Annual Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief
                   Financial Officer (filed herewith).

----------

* Management Compensation or Incentive Plan

         The Company will furnish a copy of any exhibit described above to any beneficial holder of its securities upon receipt of a written request therefore, provided that such request sets forth a good faith representation that, as of the record date for the Company's 2004 Annual Meeting of Shareholders, such beneficial holder is entitled to vote at such meeting, and provided further that such holder pays to the Company a fee compensating the Company for its reasonable expenses in furnishing such exhibits.

(b) REPORTS ON FORM 8-K

         On November 19, 2003, the Company furnished to the SEC a current report on Form 8-K pursuant to Item 12 reporting the issuance of a press release that reported earnings results for the three and nine months ended November 1, 2003.

         SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 THE MEN'S WEARHOUSE, INC.

                                                 By     /s/ GEORGE ZIMMER
                                                   -----------------------------
                                                           George Zimmer
                                                     Chairman of the Board and
                                                      Chief Executive Officer

Dated: April 15, 2004

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

       SIGNATURE                              TITLE                             DATE
------------------------   ------------------------------------------      --------------
   /s/ GEORGE ZIMMER       Chairman of the Board, Chief                    April 15, 2004
------------------------      Executive Officer and Director
     George Zimmer

  /s/ NEILL P. DAVIS       Executive Vice President, Chief Financial       April 15, 2004
------------------------      Officer and Principal Financial Officer
    Neill P. Davis

  /s/ DIANA M. WILSON      Vice President and Principal Accounting         April 15, 2004
------------------------       Officer
    Diana M. Wilson

  /s/ DAVID H. EDWAB       Vice Chairman of the Board and Director         April 15, 2004
------------------------
    David H. Edwab

/s/ RINALDO S. BRUTOCO     Director                                        April 15, 2004
------------------------
  Rinaldo S. Brutoco

  /s/ MICHAEL L. RAY       Director                                        April 15, 2004
------------------------
    Michael L. Ray

 /s/ SHELDON I. STEIN      Director                                        April 15, 2004
------------------------
   Sheldon I. Stein

  /s/ KATHLEES MASON       Director                                        April 15, 2004
------------------------
    Kathleen Mason

                              EXHIBIT INDEX

EXHIBIT
NUMBER                                                       EXHIBIT
-------        -----------------------------------------------------------------------------------------------
  3.1          --  Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the
                   Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 1994).

  3.2          --  By-laws, as amended (incorporated by reference from Exhibit 3.2 to the Company's Annual
                   Report on Form 10-K for the fiscal year ended February 1, 1997).

  3.3          --  Articles of Amendment to the Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999).

  4.1          --  Restated Articles of Incorporation (included as Exhibit 3.1).

  4.2          --  By-laws (included as Exhibit 3.2).

  4.3          --  Form of Common Stock certificate (incorporated by reference from Exhibit 4.3 to the
                   Company's Registration Statement on Form S-1 (Registration No. 33-45949)).

  4.4          --  Articles of Amendment to the Restated Articles of Incorporation (included as Exhibit 3.3).

  4.5          --  Revolving Credit Agreement dated as of January 29, 2003, among the Company and JPMorgan
                   Chase Bank and the Banks listed therein
                   (incorporated by reference from Exhibit 4.5 to the
                   Company's Annual Report on Form 10-K for the fiscal
                   year ended February 1, 2003).

  4.6          --  Term Sheet Agreement dated as of January 29, 2003 evidencing the uncommitted CAN$10 million facility of National City Bank, Canada Branch to Golden Brand Clothing (Canada) Ltd.
                   (incorporated by reference from Exhibit 4.7 to the Company's Annual Report on Form 10-K for
                   the fiscal year ended February 1, 2003).

  4.7          --  Indenture (including for of note) dated October 21, 2003 among the Company and JPMorgan
                   Chase Bank, as trustee, relating to the Company's 3.125% Convertible Senior Notes due 2023
                   (incorporated by reference from Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q
                   for the fiscal quarter ended November 1, 2003).

  4.8          --  Registration Rights Agreement dated October 21, 2003 among the Company and Bear Stearns &
                   Co. Inc., Wachovia Capital Markets, LLC, J.P. Morgan Securities Inc., Fleet Securities,
                   Inc. (incorporated by reference from Exhibit 4.2 to the Company's Quarterly Report on Form
                   10-Q for the fiscal quarter ended November 1, 2003).

  4.9          --  First Amendment to Revolving Credit Agreement, dated October 13, 2003 among the Company,
                   JPMorgan Chase Bank and the Banks listed therein (incorporated by reference from Exhibit
                   4.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 1,
                   2003).

*10.1          --  1992 Stock Option Plan (incorporated by reference from Exhibit 10.5 to the Company's
                   Registration Statement on Form S-1 (Registration No. 33-45949)).

*10.2          --  First Amendment to 1992 Stock Option Plan (incorporated by Reference from Exhibit 10.9 to the Company's Registration Statement on Form S-1 (Registration No. 33-60516)).

*10.3          --  1992 Non-Employee Director Stock Option Plan (incorporated by reference from Exhibit 10.7 to the Company's Registration Statement on Form S-1 (Registration No. 33-45949)).

*10.4          --  First Amendment to 1992 Non-Employee Director Stock Option Plan (incorporated by reference from Exhibit 10.16 to the Company's Registration Statement on Form S-1 (Registration No.
                   33-45949)).

 10.5          --  Commercial Lease dated September 1, 1995, by and between the Company and Zig Zag, A Joint
                   Venture (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on
                   Form 10-Q for the fiscal quarter ended May 4, 1996).

 10.6          --  Commercial Lease dated April 5, 1989, by and between the Company and Preston Road
                   Partnership (incorporated by reference from Exhibit 10.10 to the Company's Registration
                   Statement on Form S-1 (Registration No. 33-45949)).

*10.7          --  Stock Agreement dated as of March 23, 1992, between the Company and George Zimmer
                   (incorporated by reference from Exhibit 10.13 to the Company's Registration Statement on
                   Form S-1 (Registration No. 33-45949)).

*10.8          --  Split-Dollar Agreement and related Split-Dollar Collateral Assignment dated November 25,
                   1994 between the Company, George Zimmer and David Edwab, Co-Trustee of the Zimmer 1994
                   Irrevocable Trust (incorporated by reference to Exhibit 10.20 to the Company's Annual
                   Report on Form 10-K for the fiscal year ended January 28, 1995).

*10.9          --  1996 Stock Option Plan (incorporated by reference from Exhibit 10.2 to the Company's
                   Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 1996).

*10.10         --  Second Amendment to 1992 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the
                   fiscal quarter ended August 3, 1996).

*10.11         --  1998 Key Employee Stock Option Plan (incorporated by reference from Exhibit 10.18 to the

                   Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998).

*10.12         --  First Amendment to 1998 Key Employee Stock Option Plan (incorporated by reference from
                   Exhibit 4.1 to the Company's Registration Statement on Form S-8 (registration No.
                   333-80033)).

*10.13         --  Second Amendment to 1998 Key Employee Stock Option Plan (incorporated by reference to
                   Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended
                   January 29, 2000).

*10.14         --  Third Amendment to The Men's Wearhouse, Inc. 1992 Non-Employee Director Stock Option
                   Plan (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on
                   Form 10-Q for the fiscal quarter ended July 29, 2000).

*10.15         --  Second Amendment [sic] to The Men's Wearhouse, Inc. 1996 Stock Option Plan
                   (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form
                   10-Q for the fiscal quarter ended July 29, 2000).

*10.16         --  Fourth Amendment to 1992 Non-Employee Director Stock Option Plan (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the
                   fiscal quarter ended May 5, 2001).

*10.17         --  Split-Dollar Agreement dated January 14, 2002, by and between the Company and Eric
                   Lane (incorporated by reference from Exhibit 10.25 to the Company's Annual Report on
                   Form 10-K for the fiscal year ended February 2, 2002).

*10.18         --  Split-Dollar Agreement and related Split-Dollar Collateral Assignment dated May 25,
                   1995, by and between the Company and David H. Edwab (incorporated by reference from
                   Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended
                   February 2, 2002).

*10.19         --  Split-Dollar Agreement and related Split-Dollar Collateral Assignment dated May 25,
                   1995, between the Company, David H. Edwab and George Zimmer, Co-Trustee of the David
                   H. Edwab 1995 Irrevocable Trust (incorporated by reference from Exhibit 10.27 to the
                   Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2002).

*10.20         --  First Amendment to Split-Dollar Agreement dated January 17, 2002, between the Company,
                   David H. Edwab and George Zimmer, Trustee of the David H. Edwab 1995 Irrevocable Trust
                   (incorporated by reference from Exhibit 10.28 to the Company's Annual Report on Form
                   10-K for the fiscal year ended February 2, 2002).

*10.21         --  Amended and Restated Employment Agreement effective as of February 3, 2003, by and between the Company and David H. Edwab (filed herewith).

 14.1          --  The Company's Code of Ethics for Senior Management (filed herein).

 21.1          --  Subsidiaries of the Company (filed herewith).

 23.1          --  Consent of Deloitte & Touche LLP, independent auditors (filed herewith).

 31.1          --  Certification of Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of
                   2002 by the Chief Executive Officer (filed herewith).

 31.2          --  Certification of Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of
                   2002 by the Chief Financial Officer (filed herewith).

 32.1          --  Certification of Annual Report Pursuant to Section 906 of the Sarbanes-Oxley Act of
                   2002 by the Chief Executive Officer (filed herewith).

 32.2          --  Certification of Annual Report Pursuant to Section 906 of the Sarbanes-Oxley Act of
                   2002 by the Chief Financial Officer (filed herewith).

----------
* Management Compensation or Incentive Plan