Form 10-Q
period 2004-05-01
MENS WEARHOUSE INC
filed 2004-06-10
CIK 884217

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended May 1, 2004 or

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

      The number of shares of common stock of the Registrant, par value $.01 per share, outstanding at June 4, 2004 was 36,156,478 excluding 6,935,679 shares classified as Treasury Stock.

                                  REPORT INDEX

PART AND ITEM NO.                                                               PAGE NO.
-----------------                                                               --------
PART I - Financial Information

   Item 1 - Financial Statements

   General Information ......................................................         1

   Consolidated Balance Sheets as of May 3, 2003 (unaudited), May 1, 2004
     (unaudited) and January 31, 2004 .......................................         2

   Consolidated Statements of Earnings  for the Quarters Ended May 3, 2003
     (unaudited) and May 1, 2004 (unaudited) ................................         3

   Consolidated Statements of Cash Flows for the Quarters Ended May 3, 2003
     (unaudited) and May 1, 2004 (unaudited) ................................         4

   Notes to Consolidated Financial Statements ...............................         5

   Item 2 - Management's Discussion and Analysis of Financial Condition and
     Results of Operations ..................................................        11

   Item 3 - Quantitative and Qualitative Disclosures about Market Risk ......        16

   Item 4 - Controls and Procedures .........................................        16

PART II - Other Information

   Item 1 - Legal Proceedings ...............................................        17

   Item 6 - Exhibits and Reports on Form 8-K ................................        18

SIGNATURES ..................................................................        18

                          PART I. FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                               GENERAL INFORMATION

      The consolidated financial statements herein include the accounts of The Men's Wearhouse, Inc. and its wholly owned or controlled subsidiaries (the "Company") and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures have been condensed or omitted. We believe that the presentation and disclosures herein are adequate to make the information not misleading, and the financial statements reflect all elimination entries and normal adjustments which are necessary for a fair statement of the results for the three months ended May 3, 2003 and May 1, 2004.

      Operating results for interim periods are not necessarily indicative of the results for full years. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended January 31, 2004 and the related notes thereto included in the Company's Annual Report on Form 10-K for the year then ended filed with the SEC.

      Unless the context otherwise requires, "Company", "we", "us" and "our" refer to The Men's Wearhouse, Inc. and its wholly owned or controlled subsidiaries.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                 MAY 3,          MAY 1,       JANUARY 31,
                    ASSETS                        2003            2004           2004
                                               ---------       ---------       ---------
                                              (UNAUDITED)     (UNAUDITED)
CURRENT ASSETS:
  Cash ....................................    $  77,995       $ 125,927       $ 132,146
  Accounts receivable, net ................       22,598          18,855          17,919
  Inventories .............................      391,062         390,011         388,956
  Other current assets ....................       26,198          33,067          30,858
                                               ---------       ---------       ---------
     Total current assets .................      517,853         567,860         569,879

PROPERTY AND EQUIPMENT, net ...............      207,775         210,512         215,064

GOODWILL, net .............................       37,926          43,162          43,867

OTHER ASSETS, net .........................       31,489          44,190          40,388
                                               ---------       ---------       ---------
          TOTAL ...........................    $ 795,043       $ 865,724       $ 869,198
                                               =========       =========       =========

   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ........................    $ 111,226       $ 104,289       $ 115,828
  Accrued expenses ........................       49,535          65,079          71,132
  Current portion of long-term debt .......        2,185              --              --
  Income taxes payable ....................       17,997          27,883          26,096
                                               ---------       ---------       ---------
     Total current liabilities ............      180,943         197,251         213,056

LONG-TERM DEBT ............................       40,961         131,000         131,000

DEFERRED TAXES AND OTHER LIABILITIES ......       27,935          31,193          31,682
                                               ---------       ---------       ---------
     Total liabilities ....................      249,839         359,444         375,738
                                               ---------       ---------       ---------

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY:
  Preferred stock .........................           --              --              --
  Common stock ............................          426             431             431
  Capital in excess of par ................      195,928         206,238         205,636
  Retained earnings .......................      408,552         462,662         447,566
  Accumulated other comprehensive income ..        4,880           6,585          10,533
                                               ---------       ---------       ---------
     Total ................................      609,786         675,916         664,166

  Treasury stock, at cost .................      (64,582)       (169,636)       (170,706)
                                               ---------       ---------       ---------
     Total shareholders' equity ...........      545,204         506,280         493,460
                                               ---------       ---------       ---------
          TOTAL ...........................    $ 795,043       $ 865,724       $ 869,198
                                               =========       =========       =========


                 See Notes to Consolidated Financial Statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                   FOR THE QUARTER ENDED
                                                   ---------------------
                                                    MAY 3,        MAY 1,
                                                    2003          2004
                                                    ----          ----
Net sales                                         $313,122      $360,729
Cost of goods sold, including buying and
  occupancy costs                                  201,903       222,857
                                                  --------      --------
Gross margin                                       111,219       137,872

Selling, general and administrative expenses        93,292       112,738
                                                  --------      --------
Operating income                                    17,927        25,134

Interest expense, net                                  379         1,077
                                                  --------      --------
Earnings before income taxes                        17,548        24,057

Provision for income taxes                           6,536         8,961
                                                  --------      --------
Net earnings                                      $ 11,012      $ 15,096
                                                  ========      ========

Net earnings per share:
  Basic                                           $   0.28      $   0.42
                                                  ========      ========
  Diluted                                         $   0.28      $   0.41
                                                  ========      ========

Weighted average shares outstanding:
  Basic                                             39,632        36,131
                                                  ========      ========
  Diluted                                           39,709        36,812
                                                  ========      ========


                 See Notes to Consolidated Financial Statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                FOR THE QUARTER ENDED
                                                                ---------------------
                                                                MAY 3,          MAY 1,
                                                                 2003            2004
                                                                 ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings ............................................   $  11,012       $  15,096
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
    Depreciation and amortization .........................      12,604          12,575
    Gain on sale of assets ................................      (4,381)             --
    Deferred tax provision ................................         435          (1,782)
  Increase in accounts receivable .........................      (2,083)           (980)
  Increase in inventories .................................     (27,149)         (3,008)
  Increase in other assets ................................      (2,019)         (5,950)
  Increase (decrease) in accounts payable and
    accrued expenses ......................................      10,454         (15,623)
  Increase in income taxes payable ........................       4,745           2,012
  (Decrease) in other liabilities .........................         (53)           (174)
                                                              ---------       ---------
    Net cash provided by operating activities .............       3,565           2,166
                                                              ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ....................................      (8,798)         (8,571)
  Investment in trademarks, tradenames and other assets ...         (84)            (23)
                                                              ---------       ---------
    Net cash used in investing activities .................      (8,882)         (8,594)
                                                              ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock ..................         179             624
  Deferred financing costs ................................         (14)             (1)
  Principal payments on bank debt .........................        (524)             --
  Purchase of treasury stock ..............................      (3,062)             --
                                                              ---------       ---------
    Net cash provided by (used in)  financing activities ..      (3,421)            623
                                                              ---------       ---------

Effect of exchange rate changes on cash ...................       1,809            (414)
                                                              ---------       ---------
DECREASE IN CASH ..........................................      (6,929)         (6,219)

CASH:
  Beginning of period .....................................      84,924         132,146
                                                              ---------       ---------
  End of period ...........................................   $  77,995       $ 125,927
                                                              =========       =========


                 See Notes to Consolidated Financial Statements.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation - The consolidated financial statements herein include the accounts of The Men's Wearhouse, Inc. and its wholly owned or controlled subsidiaries (the "Company") and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures have been condensed or omitted. We believe that the presentation and disclosures herein are adequate to make the information not misleading, and the financial statements reflect all elimination entries and normal adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows at the dates and for the periods presented. These financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended January 31, 2004.

      The preparation of the financial statements in conformity with accounting principals generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual amounts could differ from those estimates.

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

      Had we elected to apply the accounting standards of SFAS No. 123, as amended by SFAS No. 148, our net earnings and net earnings per share would have been approximately the pro forma amounts indicated below (in thousands, except per share data):

                                                           FOR THE QUARTER ENDED
                                                           ---------------------
                                                           MAY 3,           MAY 1,
                                                            2003             2004
                                                            ----             ----
Net earnings, as reported ............................   $   11,012       $   15,096
Deduct: Additional compensation expense, net of tax ..         (533)            (605)
                                                         ----------       ----------
Pro forma net earnings ...............................   $   10,479       $   14,491
                                                         ==========       ==========

Net earnings per share:
As reported:
  Basic ..............................................   $     0.28       $     0.42
  Diluted ............................................   $     0.28       $     0.41

Pro forma:
  Basic ..............................................   $     0.26       $     0.40
  Diluted ............................................   $     0.26       $     0.39

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                                   (UNAUDITED)

      Consolidation of Variable Interest Entities -- In December 2003, the FASB issued a revised interpretation of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (revised December
2003)" ("FIN 46R"). FIN 46R requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46R is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46R must be applied no later than December 31, 2003 for entities meeting the definition of special - purpose entities, and no later than fiscal periods ending after March 15, 2004 for all other entities under construction. As we do not have any variable interest entities, the adoption of FIN 46R had no effect on our financial position, results of operations or cash flows.

2. EARNINGS PER SHARE

      Basic EPS is computed using the weighted average number of common shares outstanding during the period and net earnings. Diluted EPS gives effect to the potential dilution which would have occurred if additional shares were issued for stock options exercised under the treasury stock method, as well as the potential dilution that could occur if our contingent convertible debt were converted. No dilution from the contingent convertible debt has occurred.

3. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING

      In connection with our direct sourcing program, we may enter into purchase commitments that are denominated in a foreign currency (primarily the Euro). Our policy is to enter into foreign currency forward exchange contracts to minimize foreign currency exposure related to forecasted purchases of certain inventories. Under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), such contracts have been designated as and accounted for as cash flow hedges. The settlement terms of the forward contracts, including amount, currency and maturity, correspond with payment terms for the merchandise inventories. Any ineffective portion of a hedge is reported in earnings immediately. At May 1, 2004 we had 39 contracts maturing in varying increments to purchase an aggregate notional amount of $23.2 million in foreign currency, maturing at various dates through December 2005. During the first three months of 2004, we recognized an immaterial amount of hedge ineffectiveness.

      The changes in the fair value of the foreign currency forward exchange contracts are matched to inventory purchases by period and are recognized in earnings as such inventory is sold. The fair value of the forward exchange contracts is estimated by comparing the cost of the foreign currency to be purchased under the contracts using the exchange rates obtained under the contracts (adjusted for forward points) to the hypothetical cost using the spot rate at quarter end. We expect to recognize in earnings through April 30, 2005 approximately $0.2 million, net of tax, of existing net gains presently deferred in accumulated other comprehensive income.

4. COMPREHENSIVE INCOME AND SUPPLEMENTAL CASH FLOWS

      Our comprehensive income is as follows (in thousands):

                                                  FOR THE QUARTER ENDED
                                                  ---------------------
                                                   MAY 3,        MAY 1,
                                                    2003          2004
                                                    ----          ----
Net earnings...................................   $ 11,012      $ 15,096
Change in derivative fair value, net of tax....        173          (577)
Currency translation adjustments, net of tax...      4,641        (3,371)
                                                  --------      --------
Comprehensive income...........................   $ 15,826      $ 11,148
                                                  ========      ========

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                                   (UNAUDITED)

      We paid cash during the first quarter of 2003 of $0.5 million for interest and $1.6 million for income taxes, compared with $2.0 million for interest and $8.8 million for income taxes during the first quarter of 2004. We had non-cash investing and financing activities resulting from the tax benefit recognized upon exercise of stock options of $43 thousand for the first quarter of 2004 and none during the first quarter of 2003. We had non-cash investing and financing activities resulting from the issuance of treasury stock to the employee stock ownership plan of $0.5 million and $1.0 million for the first quarters of 2003 and 2004, respectively.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

      Changes in the net carrying amount of goodwill for the year ended January 31, 2004 and for the three months ended May 1, 2004 are as follows (in thousands):

Balance, February 1, 2003 ..............................  $ 36,607
     Goodwill of acquired business......................     4,550
     Translation adjustment ............................     2,710
                                                          --------
Balance, January 31, 2004 ..............................  $ 43,867
     Goodwill of acquired business......................        17
     Translation adjustment ............................      (722)
                                                          --------
Balance, May 1, 2004 ...................................  $ 43,162
                                                          ========

      The gross carrying amount and accumulated amortization of our other intangibles, which are included in other assets in the accompanying balance sheet, are as follows (in thousands):

                                                   MAY 3,        MAY 1,      JANUARY 31,
                                                    2003          2004          2004
                                                  --------      --------      --------
Trademarks, tradenames and other intangibles..    $  7,908      $  9,475      $  9,475
Accumulated amortization .....................      (1,874)       (2,662)       (2,450)
                                                  --------      --------      --------
   Net total .................................    $  6,034      $  6,813      $  7,025
                                                  ========      ========      ========

      The pretax amortization expense associated with intangible assets totaled approximately $154,000 and $212,000 for the quarters ended May 3, 2003 and May 1, 2004, respectively, and approximately $737,000 for the year ended January 31, 2004. Pretax amortization associated with intangible assets at May 1, 2004 is estimated to be $627,000 for the remainder of fiscal year 2004, $836,000 for fiscal year 2005, $781,000 for fiscal year 2006, and $623,000 for each of the fiscal years 2007 and 2008.

6. LONG-TERM DEBT

      In January 2003, we replaced our existing $125.0 million revolving credit facility which was scheduled to mature in February 2004 with a new revolving credit agreement with a group of banks (the "Credit Agreement") that provides for borrowing of up to $100.0 million through February 4, 2006 (with extensions for up to two years under certain conditions). The Credit Agreement is secured by substantially all of the stock of the subsidiaries of The Men's Wearhouse, Inc. Advances under the Credit Agreement bear interest at a rate per annum equal to, at our option, the agent's prime rate or the reserve adjusted LIBOR rate plus a varying interest rate margin up to 2.25%. The Credit Agreement also provides for fees applicable to unused commitments ranging from 0.275% to 0.500%. The terms and conditions of the new Credit Agreement are substantially the same as those of the replaced facility. As of May 1, 2004, there were no borrowings outstanding under the Credit Agreement.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                                   (UNAUDITED)

      The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain a minimum level of net worth and certain financial ratios. The Credit Agreement also prohibits payment of cash dividends on our common stock. We are in compliance with the covenants in the Credit Agreement as of May 1, 2004.

      In January 2003, we entered into a new Canadian term credit agreement under which we borrowed Can $62.0 million (US $40.7 million) which was used to repay approximately Can $60.9 million (US $40.0 million) in outstanding indebtedness of Moores under the previous term credit agreement. Advances under the Canadian term credit agreement incurred interest at a rate per annum equal to, at our option, the agent's prime rate or the Canadian Prime rate plus a varying interest rate margin up to 1.75%. On October 31, 2003, we repaid all the outstanding Canadian term credit agreement indebtedness of Can $60.5 million (US $45.9 million).

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

      During certain periods, the Notes are convertible by holders into shares of our common stock initially at a conversion rate of 23.3187 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of $42.88 per share of common stock (subject to adjustment in certain events), under the following circumstances: (1) if the closing sale price of our common stock issuable upon conversion exceeds 120% of the conversion price under specified conditions; (2) if we call the Notes for redemption; or (3) upon the occurrence of specified corporate transactions. Upon conversion of the Notes, in lieu of delivering common stock we may, at our election, deliver cash or a combination of cash and common stock. The Notes are general senior unsecured obligations, ranking on parity in right of payment with all our existing and future unsecured senior indebtedness and our other general unsecured obligations, and senior in right of payment with all our future subordinated indebtedness. The Notes are effectively subordinated to all of our senior secured indebtedness and all indebtedness and liabilities of our subsidiaries.

      In December 2003, we acquired the assets and operating leases for 13 retail dry cleaning and laundry facilities and issued a note payable for $1.0 million as partial consideration. The unsecured note payable is due in full in 2008 and interest compounds annually at 4.0%.

      We utilize letters of credit primarily for inventory purchases. At May 1, 2004, letters of credit totaling approximately $16.6 million were issued and outstanding.

7. STOCK REPURCHASE PROGRAM

      In November 2002, the Board of Directors authorized a program for the repurchase of up to $25.0 million of Company stock in the open market or in private transactions. A total of 210,500 shares at a cost of $3.1 million were repurchased in open market transactions under this program during the first quarter of 2003 at an average price per share of $14.55.

                   THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

                                   (UNAUDITED)

      In September 2003, the Board of Directors authorized a program for the repurchase of up to $100.0 million of Company common stock in the open market or in private transactions. This authorization superceded the approximately $1 million we had remaining under the November 2002 authorization. As of May 1, 2004, we had repurchased under this program 1,405,400 shares at a cost of $42.4 million in private transactions and 1,713,400 shares at a cost of $42.6 million in open market transactions, for a total of 3,118,800 shares at an average price per share of $27.28. No shares were repurchased under this program during the first quarter of 2004.

8. LEGAL MATTERS

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

      The Los Angeles County Suit and the Tailor's Suit have been settled on terms which did not have a material adverse effect on our financial position, results of operations or cash flows. We believe that the Orange County Suit will be resolved in 2004; however, no assurance can be given that the anticipated resolution will be realized. We do not believe the ultimate resolution of the Orange County Suit will have a material adverse effect on our financial position, results of operations or cash flows.

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

                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      For supplemental information, it is suggested that "Management's Discussion and Analysis of Financial Condition and Results of Operations" be read in conjunction with the corresponding section included in our Annual Report on Form 10-K for the year ended January 31, 2004. References herein to years are to our 52-week or 53-week fiscal year which ends on the Saturday nearest January 31 in the following calendar year. For example, references to "2004" mean the 52-week fiscal year ending January 29, 2005.

      The following table presents information with respect to retail apparel stores in operation during each of the respective fiscal periods.


                                           FOR THE QUARTER ENDED        YEAR ENDED
                                         MAY 3,           MAY 1,        JANUARY 31,
                                          2003             2004             2004
                                        --------         --------         --------
Stores open at beginning of period ..        689              693              689
  Opened ............................         --                5               13
  Closed ............................         (5)              (3)              (9)
                                        --------         --------         --------
Stores open at end of period ........        684              695              693
                                        ========         ========         ========
Stores open at end of period:
  U.S --
    Men's Wearhouse .................        505              508              506
    K&G .............................         65               73               73
                                        --------         --------         --------
                                             570              581              579
  Canada -- Moores ..................        114              114              114
                                        --------         --------         --------
                                             684              695              693
                                        ========         ========         ========

      In connection with our strategy of testing opportunities to market complementary products and services, in December 2003 we acquired the assets and operating leases for 13 retail dry cleaning and laundry facilities operating in the metropolitan Houston, Texas area. We may open or acquire additional facilities on a limited basis during 2004 as we test market and evaluate the feasibility of developing a national retail dry cleaning and laundry line of business. We also plan to open six new casual clothing/sportswear concept stores in 2004 in order to test an expanded, more fashion-oriented merchandise concept for men and women. These stores will be 3,000 to 3,500 square feet and will be located in high-end regional malls. They will target the 25 to 35 year old customer with Latin-inspired store designs and offerings. As of May 1, 2004, we had opened three of these new concept stores.

RESULTS OF OPERATIONS

Quarter Ended May 1, 2004 Compared with Quarter Ended May 3, 2003

      Our net sales were $360.7 million for the quarter ended May 1, 2004, a $47.6 million or 15.2% increase from the same prior year period due mainly to a $40.3 million increase in clothing and alteration sales and an $5.3 million increase in tuxedo rental revenues. Our U.S. comparable store sales (which are calculated primarily by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period) increased 12.1% as improvement was experienced in nearly all product categories. At our core Men's Wearhouse brand, a 15.2% increase in unit suit sales helped drive increases in other product categories, as well an increase in alteration sales. In addition, our tuxedo rental business continued to grow with a 42% increase in unit tuxedo rentals, resulting in an increase in revenue from 4.1% of total revenues in the first quarter of 2003 to 5.0% of total revenues in the first quarter of 2004. In Canada, comparable store sales increased 4.8% as result of improved unit suit sales as well as the rollout of the tuxedo rental business to all Moores stores.

      Gross margin increased 24.0% from the same prior year quarter to $137.9 million in the first quarter of 2004. As a percentage of sales, gross margin increased from 35.5% in the first quarter of 2003 to 38.2% in the first quarter of 2004. This increase in gross margin percentage resulted mainly from continued growth in our tuxedo rental business, which carries a significantly higher incremental gross margin impact than our clothing sales, and from higher cumulative mark-ups and lower markdowns that produced higher clothing product margins. The gross margin percentage was also increased as occupancy cost, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, decreased modestly as a percentage of sales from the first quarter of 2003 to the first quarter of 2004. However, on an absolute dollar basis, occupancy costs increased by 4.8% from the first quarter of 2003 to the first quarter of 2004 due mainly to higher rent expense from our increased store count and renewals of existing leases at higher rates.

      Selling, general and administrative ("SG&A") expenses, as a percentage of sales, were 29.8% for the first quarter of 2003, compared to 31.3% for the first quarter of 2004, with SG&A expenditures increasing by $19.4 million or 20.8% to $112.7 million. As a percentage of sales, advertising expense decreased from 4.5% to 3.9% of net sales, store salaries increased from 12.1% to 12.6% of net sales and other SG&A expenses increased from 13.2% to 14.8% of net sales. On an absolute dollar basis, the principal components of SG&A expenses increased primarily due to (i) increased commissions due to higher sales, (ii) increased store salaries, benefits and other costs associated with store personnel additions for tuxedo rental operations and (iii) increased travel and training expenses related to incremental training for new and existing store personnel. SG&A expenses were reduced in the first quarter of 2003 by the recognition of a $4.4 million deferred pretax gain from the sale, in March 2002, of certain technology assets to an unrelated company regularly engaged in the development and licensing of software to the retail industry. However, the gain recognized was more than offset by $3.7 million in costs related to store closures and the write-off of certain technology assets.

      Interest expense, net of interest income, was $0.4 million for the first quarter of 2003, compared with $1.1 million in the first quarter of 2004. Weighted average borrowings outstanding increased from $41.9 million in the first quarter of 2003 to $131.0 million in the first quarter of 2004, and the weighted average interest rate on outstanding indebtedness decreased from 5.8% to 3.3%. The increase in the weighted average borrowings was due primarily to the issuance of $130.0 million of 3.125% Notes (the "Notes") in a private placement on October 21, 2003. A portion of the proceeds from the Notes was used to repay the balance outstanding on our Canadian credit facility. The decrease in the weighted average interest rate was due primarily to the lower interest rate on the Notes. See further discussion of the Notes in Note 6 of Notes to Consolidated Financial Statements and "Liquidity and Capital Resources" herein.

      Our effective income tax rate was 37.3% for the first quarter of 2003 and for the first quarter of 2004. The effective tax rate was higher than the statutory U.S. federal rate of 35% primarily due to the effect of state income taxes.

      These factors resulted in net earnings of $15.1 million or 4.2% of net sales for the first quarter of 2004, compared with net earnings of $11.0 million or 3.5% of net sales for the first quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

      In January 2003, we replaced our existing $125.0 million revolving credit facility which was scheduled to mature in February 2004 with a new revolving credit agreement with a group of banks (the "Credit Agreement") that provides for borrowing of up to $100.0 million through February 4, 2006 (with extensions for up to two years under certain conditions). The Credit Agreement is secured by substantially all of the stock of the subsidiaries of The Men's Wearhouse, Inc. Advances under the new Credit Agreement bear interest at a rate per annum equal to, at our option, the agent's prime rate or the reserve adjusted LIBOR rate plus a varying interest rate margin up to 2.25%. The Credit Agreement also provides for fees applicable to unused commitments ranging from 0.275% to 0.500%. The terms and conditions of the new Credit Agreement are substantially the same as those of the replaced facility. As of May 1, 2004, there were no borrowings outstanding under the Credit Agreement.

      The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain a minimum level of net worth and certain financial ratios. The Credit Agreement also prohibits payment of cash dividends on our common stock. We are in compliance with the covenants in the Credit Agreement as of May 1, 2004.

      In January 2003, we entered into a new Canadian term credit agreement under which we borrowed Can $62.0 million (US $40.7 million) which was used to repay approximately Can $60.9 million (US $40.0 million) in outstanding indebtedness of Moores under the previous term credit agreement. Advances under the Canadian term credit agreement incurred interest at a rate per annum equal to, at our option, the agent's prime rate or the Canadian Prime rate plus a varying interest rate margin up to 1.75%. On October 31, 2003, we repaid all the outstanding Canadian term credit agreement indebtedness of Can $60.5 million (US $45.9 million).

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

      During certain periods, the Notes are convertible by holders into shares of our common stock initially at a conversion rate of 23.3187 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of $42.88 per share of common stock (subject to adjustment in certain events), under the following circumstances: (1) if the closing sale price of our common stock issuable upon conversion exceeds 120% of the conversion price under specified conditions; (2) if we call the Notes for redemption; or (3) upon the occurrence of specified corporate transactions. Upon conversion of the Notes, in lieu of delivering common stock we may, at our election, deliver cash or a combination of cash and common stock. The Notes are general senior unsecured obligations, ranking on parity in right of payment with all our existing and future unsecured senior indebtedness and our other general unsecured obligations, and senior in right of payment with all our future subordinated indebtedness. The Notes are effectively subordinated to all of our senior secured indebtedness, and all indebtedness and liabilities of our subsidiaries.

      In December 2003, we acquired the assets and operating leases for 13 retail dry cleaning and laundry facilities and issued a note payable for $1.0 million as partial consideration. The unsecured note payable is due in full in 2008 and interest compounds annually at 4.0%.

      We utilize letters of credit primarily for inventory purchases. At May 1, 2004, letters of credit totaling approximately $16.6 million were issued and outstanding.

      Working capital was $370.6 million at May 1, 2004, which is up from $356.8 million at January 31, 2004 and $336.9 million at May 3, 2003. Historically, our working capital has been at its lowest level in January and February and has increased through November as inventory buildup is financed with both vendor payables and credit facility borrowings in preparation for the fourth quarter selling season. Working capital at the end of the first quarter of 2004 is higher than the first quarter of 2003 due mainly to our increased cash balances.

      Our operating activities provided net cash of $3.6 million in the first quarter of 2003, due mainly to net earnings, adjusted for non-cash charges (including recognition of a deferred gain on the sale of certain assets), and increases in accounts payable, accrued expenses and income taxes payable, offset by increases in inventories, accounts receivable and other assets. Inventories and accounts payable increased during the first quarter of 2003 mainly due to seasonal inventory buildup and the purchase of fabric used in the direct sourcing of inventory. During the first quarter of 2004, our operating activities provided net cash of $2.2 million, due mainly to net earnings, adjusted for non-cash charges, and an increase in income taxes payable, offset by decreases in accounts payable and accrued expenses and increases in inventories and other assets. The decrease in accounts payable and accrued expenses was due primarily to the payment of bonuses accrued at the end of 2003 and payment for treasury stock purchased as of the end of 2003. Inventories increased due to seasonal inventory buildup, which was moderated by inventory increases during 2003. Other assets increased in the first quarter of 2003 and 2004 due mainly to purchases of tuxedo rental product.

      Our investing activities used net cash of $8.9 million and $8.6 million for the first quarter of 2003 and 2004, respectively. Cash used in investing activities was primarily comprised of capital expenditures relating to stores opened, remodeled or relocated during the period or under construction at the end of the period, distribution facility additions and infrastructure technology investments.

      Our financing activities used net cash of $3.4 million for the first quarter of 2003, due mainly to purchases of treasury stock. In November 2002, the Board of Directors authorized a program for the repurchase of up to $25.0 million of company stock in the open market or in private transactions. A total of 210,500 shares at a cost of $3.1 million were repurchased in open market transactions under this program during the first quarter of 2003 at an average price per share of $14.55. During the first quarter of 2004, our financing activities provided net cash of $0.6 million due mainly to proceeds from the issuance of our common stock in connection with the exercise of stock options.

      In September 2003, the Board of Directors authorized a program for the repurchase of up to $100.0 million of Company common stock in the open market or in private transactions. This authorization superceded the approximately $1 million we had remaining under the November 2002 authorization. As of May 1, 2004, we had repurchased under this program 1,405,400 shares at a cost of $42.4 million in private transactions and 1,713,400 shares at a cost of $42.6 million in open market transactions, for a total of 3,118,800 shares at an average price per share of $27.28. No shares were repurchased under this program during the first quarter of 2004.

      We anticipate that our existing cash and cash flow from operations, supplemented by borrowings under our Credit Agreement, will be sufficient to fund planned store openings, other capital expenditures and operating cash requirements for at least the next 12 months.

      As substantially all of our cash is held by five financial institutions, we are exposed to risk of loss in the event of failure of any of these parties. However, due to the creditworthiness of these five financial institutions, we anticipate full performance and access to our deposits and liquid investments.

      In connection with our direct sourcing program, we may enter into purchase commitments that are denominated in a foreign currency (primarily the Euro). We generally enter into forward exchange contracts to reduce the risk of currency fluctuations related to such commitments. As these forward exchange contracts are with one financial institution, we are exposed to credit risk in the event of nonperformance by this party. However, due to the creditworthiness of this major financial institution, full performance is anticipated. We may also be exposed to market risk as a result of changes in foreign exchange rates. This market risk should be substantially offset by changes in the valuation of the underlying transactions.

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

       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are subject to exposure from fluctuations in U.S. dollar/Euro exchange rates and the Canadian dollar/Euro exchange rates. As further described in Note 3 of Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Information and Results of Operations - Liquidity and Capital Resources", we utilize foreign currency forward exchange contracts to limit exposure to changes in currency exchange rates. At May 1, 2004, we had 39 contracts maturing in varying increments to purchase an aggregate notional amount of $23.2 million in foreign currency, maturing at various dates through December 2005. At May 3, 2003, we had 18 contracts maturing in varying increments to purchase an aggregate notional amount of $17.2 million in foreign currency, maturing at various dates through January 2004. Unrealized pretax gains on these forward contracts totaled approximately $0.4 million at May 3, 2003 and $0.1 million at May 1, 2004. A hypothetical 10% change in applicable May 1, 2004 forward rates could increase or decrease the May 1, 2004 unrealized pretax gain by approximately $2.3 million related to these positions. However, it should be noted that any change in the value of these contracts, whether real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged item.

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

                        ITEM 4 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      The Company's management, with the participation of the Company's principal executive officer ("CEO") and principal financial officer ("CFO"), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the fiscal quarter ended May 1, 2004. Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures were effective as of the end of the fiscal quarter ended May 1, 2004 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

      There were no changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended May 1, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

      The Los Angeles County Suit and the Tailor's Suit have been settled on terms which did not have a material adverse effect on our financial position, results of operations or cash flows. We believe that the Orange County Suit will be resolved in 2004; however, no assurance can be given that the anticipated resolution will be realized. We do not believe the ultimate resolution of the Orange County Suit will have a material adverse effect on our financial position, results of operations or cash flows.

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

      (B)   REPORTS ON FORM 8-K.

      On February 17, 2004, the Company filed a current report on Form 8-K pursuant to item 5 reporting the approval by the Board of Directors of the Company's 401(k) Savings Plan Trust and the amendment and restatement of the Company's 401(k) Savings Plan.

      On February 25, 2004, the Company furnished a current report on Form 8-K pursuant to item 12 reporting the issuance of a press release that reported results for the fiscal fourth quarter and year ended January 31, 2004.

      On February 26, 2004, the Company furnished a current report on Form 8-K pursuant to item 12 reporting the issuance of a press release which corrected an error in the SG&A margin guidance included in the press release issued on February 25, 2004.

      On March 26, 2004, the Company furnished a current report on Form 8-K pursuant to item 12 reporting the issuance of a press release to announce that as a result of recent mediations, the Company had determined a reasonable estimate of the cost it expects to incur in connection with the wage and hour litigation in California, which had been previously disclosed in the Company's SEC filings. Therefore, as required by generally accepted accounting principals, the Company reduced its earnings for the fiscal fourth quarter and year ended January 31, 2004 that were included in the press release issued on February 25, 2004.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, The Men's Wearhouse, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 10, 2004                       THE MEN'S WEARHOUSE, INC.


                                By          /s/     NEILL P. DAVIS
                                  ----------------------------------------
                                                 Neill P. Davis
                                   Executive Vice President, Chief Financial
                                    Officer and Principal Financial Officer

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