Form 10-Q
period 2004-07-31
MENS WEARHOUSE INC
filed 2004-09-09
CIK 884217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended July 31, 2004 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from              to

    Commission file number 1-16097

THE MEN’S WEARHOUSE, INC.

(Exact Name of Registrant as Specified in its Charter)

Texas (State or Other Jurisdiction of Incorporation or Organization)	74-1790172 (I.R.S. Employer Identification Number)

5803 Glenmont Drive
Houston, Texas	77081-1701
(Address of Principal Executive Offices)	(Zip Code)

(713) 592-7200
(Registrant’s telephone number, including area code)

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

     The number of shares of common stock of the Registrant, par value $.01 per share, outstanding at September 3, 2004 was 35,812,476, excluding 7,358,079 shares classified as Treasury Stock.

REPORT INDEX

PART I. FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS
GENERAL INFORMATION

     The consolidated financial statements herein include the accounts of The Men’s Wearhouse, Inc. and its wholly owned or controlled subsidiaries (the “Company”) and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). As applicable under such regulations, certain information and footnote disclosures have been condensed or omitted. We believe that the presentation and disclosures herein are adequate to make the information not misleading, and the financial statements reflect all elimination entries and normal adjustments which are necessary for a fair statement of the results for the three and six months ended August 2, 2003 and July 31, 2004.

     Operating results for interim periods are not necessarily indicative of the results for full years. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended January 31, 2004 and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year then ended filed with the SEC.

     Unless the context otherwise requires, “Company”, “we”, “us” and “our” refer to The Men’s Wearhouse, Inc. and its wholly owned or controlled subsidiaries.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands)

	August 2,	July 31,	January 31,
	2003	2004	2004
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$70,145	$119,364	$132,146
Accounts receivable, net	18,868	15,431	17,919
Inventories	393,631	387,261	388,956
Other current assets	28,285	33,745	30,858

Total current assets	510,929	555,801	569,879
PROPERTY AND EQUIPMENT, net	208,387	213,301	215,064
GOODWILL, net	38,204	43,834	43,867
OTHER ASSETS, net	32,222	47,266	40,388

TOTAL	$789,742	$860,202	$869,198

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$93,321	$91,493	$115,828
Accrued expenses	50,657	64,113	71,132
Current portion of long-term debt	2,216	—	—
Income taxes payable	23,680	25,278	26,096

Total current liabilities	169,874	180,884	213,056
LONG-TERM DEBT	40,988	131,000	131,000
DEFERRED TAXES AND OTHER LIABILITIES	26,781	30,540	31,682

Total liabilities	237,643	342,424	375,738

COMMITMENTS AND CONTINGENCIES (Note 6 and Note 8)
SHAREHOLDERS’ EQUITY:
Preferred stock	—	—	—
Common stock	426	431	431
Capital in excess of par	196,524	207,406	205,636
Retained earnings	420,000	480,876	447,566
Accumulated other comprehensive income	5,888	9,887	10,533

Total	622,838	698,600	664,166
Treasury stock, at cost	(70,739)	(180,822)	(170,706)

Total shareholders’ equity	552,099	517,778	493,460

TOTAL	$789,742	$860,202	$869,198

See Notes to Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	August 2,	July 31,	August 2,	July 31,
	2003	2004	2003	2004
Net sales	$334,292	$369,480	$647,414	$730,209
Cost of goods sold, including buying and occupancy costs	211,356	224,036	413,259	446,893

Gross margin	122,936	145,444	234,155	283,316
Selling, general and administrative expenses	104,277	115,358	197,569	228,096

Operating income	18,659	30,086	36,586	55,220
Interest income	(363)	(363)	(669)	(637)
Interest expense	778	1,422	1,463	2,773

Earnings before income taxes	18,244	29,027	35,792	53,084
Provision for income taxes	6,796	10,813	13,332	19,774

Net earnings	$11,448	$18,214	$22,460	$33,310

Net earnings per share:
Basic	$0.29	$0.51	$0.57	$0.92

Diluted	$0.29	$0.50	$0.56	$0.91

Weighted average shares outstanding:
Basic	39,427	35,976	39,530	36,054

Diluted	39,830	36,625	39,769	36,718

See Notes to Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended
	August 2,	July 31,
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$22,460	$33,310
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	24,628	25,131
Gain on sale of assets	(4,381)	—
Deferred tax provision (benefit)	(202)	(1,959)
Decrease in accounts receivable	2,300	2,484
(Increase) decrease in inventories	(29,202)	1,398
Increase in other assets	(6,553)	(9,336)
Decrease in accounts payable and accrued expenses	(6,319)	(30,064)
Increase (decrease) in income taxes payable	10,397	(538)
Decrease in other liabilities	(197)	(325)

Net cash provided by operating activities	12,931	20,101

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(19,025)	(22,994)
Investment in trademarks, tradenames and other assets	(1,500)	(76)

Net cash used in investing activities	(20,525)	(23,070)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on bank debt	(1,087)	—
Proceeds from issuance of common stock	648	1,577
Deferred financing costs	(15)	(276)
Purchase of treasury stock	(9,219)	(11,186)

Net cash used in financing activities	(9,673)	(9,885)

Effect of exchange rate changes on cash	2,488	72

DECREASE IN CASH	(14,779)	(12,782)
CASH:
Beginning of period	84,924	132,146

End of period	$70,145	$119,364

See Notes to Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Significant Accounting Policies

     Basis of Presentation – The consolidated financial statements herein include the accounts of The Men’s Wearhouse, Inc. and its wholly owned or controlled subsidiaries (the “Company”) and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). As applicable under such regulations, certain information and footnote disclosures have been condensed or omitted. We believe that the presentation and disclosures herein are adequate to make the information not misleading, and the financial statements reflect all elimination entries and normal adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows at the dates and for the periods presented. These financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended January 31, 2004.

     The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual amounts could differ from those estimates.

     Stock Based Compensation — As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), we account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). We have adopted the disclosure-only provisions of SFAS No. 123 and continue to apply APB No. 25 and related interpretations in accounting for the stock option plans and the employee stock purchase plan.

     In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure” (“SFAS No. 148”). This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of the disclosure requirements of this statement, on February 1, 2003, did not have a material effect on the Company’s financial position, results of operations or cash flows. The disclosures required by SFAS No. 148 are included below.

     Had we elected to apply the accounting standards of SFAS No. 123, as amended by SFAS No. 148, our net earnings and net earnings per share would have been approximately the pro forma amounts indicated below (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	August 2, 2003	July 31, 2004	August 2, 2003	July 31, 2004
Net earnings, as reported	$11,448	$18,214	$22,460	$33,310
Additional compensation expense, net of tax	(639)	(607)	(1,172)	(1,212)

Pro forma net earnings	$10,809	$17,607	$21,288	$32,098

Net earnings per share:
As reported:
Basic	$0.29	$0.51	$0.57	$0.92
Diluted	$0.29	$0.50	$0.56	$0.91
Pro forma:
Basic	$0.27	$0.49	$0.54	$0.89
Diluted	$0.27	$0.48	$0.54	$0.87

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

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

3. Accounting For Derivative Instruments and Hedging

     In connection with our direct sourcing program, we may enter into purchase commitments that are denominated in a foreign currency (primarily the Euro). Our policy is to enter into foreign currency forward exchange contracts to minimize foreign currency exposure related to forecasted purchases of certain inventories. Under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), such contracts have been designated as and accounted for as cash flow hedges. The settlement terms of the forward contracts, including amount, currency and maturity, correspond with payment terms for the merchandise inventories. Any ineffective portion of a hedge is reported in earnings immediately. At July 31, 2004, we had 30 contracts maturing in varying increments to purchase an aggregate notional amount of $17.5 million in foreign currency, maturing at various dates through December 2005. During the first six months of 2004, we recognized an immaterial amount of hedge ineffectiveness.

     The changes in the fair value of the foreign currency forward exchange contracts are matched to inventory purchases by period and are recognized in earnings as such inventory is sold. The fair value of the forward exchange contracts is estimated by comparing the cost of the foreign currency to be purchased under the contracts using the exchange rates obtained under the contracts (adjusted for forward points) to the hypothetical cost using the spot rate at quarter end. We expect to recognize in earnings through July 30, 2005 approximately $0.2 million, net of tax, of existing net gains presently deferred in accumulated other comprehensive income.

4. Comprehensive Income and Supplemental Cash Flows

     Our comprehensive income is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	August 2, 2003	July 31, 2004	August 2, 2003	July 31, 2004
Net earnings	$11,448	$18,214	$22,460	$33,310
Change in derivative fair value, net of tax	(11)	125	162	(452)
Currency translation adjustments, net of tax	1,019	3,177	5,660	(194)

Comprehensive income	$12,456	$21,516	$28,282	$32,664

     We paid cash during the first six months of 2003 of $1.1 million for interest and $3.7 million for income taxes, compared with $2.1 million for interest and $22.6 million for income taxes during the first six months of 2004. We had non-cash investing and financing activities resulting from the tax benefit recognized upon exercise of stock options of $0.1 million and $0.2 million for the first six months of 2003 and 2004, respectively, and from the issuance of treasury stock to the employee stock ownership plan of $0.5 million and $1.0 million for the first six months of 2003 and 2004, respectively.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

5. Goodwill and Other Intangible Assets

     Changes in the net carrying amount of goodwill for the year ended January 31, 2004 and for the six months ended July 31, 2004 are as follows (in thousands):

Balance, February 1, 2003	$36,607
Goodwill of acquired business	4,550
Translation adjustment	2,710

Balance, January 31, 2004	$43,867
Goodwill of acquired business	39
Translation adjustment	(72)

Balance, July 31, 2004	$43,834

     The gross carrying amount and accumulated amortization of our other intangibles, which are included in other assets in the accompanying balance sheet, are as follows (in thousands):

	For the Six Months Ended		For the Year Ended
	August 2, 2003	July 31, 2004	January 31, 2004
Trademarks, tradenames and other intangibles	$9,294	$9,483	$9,475
Accumulated amortization	(2,028)	(2,871)	(2,450)

Net total	$7,266	$6,612	$7,025

     The pretax amortization expense associated with intangible assets totaled approximately $307,000 and $421,000 for the six months ended August 2, 2003 and July 31, 2004, respectively, and approximately $737,000 for the year ended January 31, 2004. Pretax amortization associated with intangible assets at July 31, 2004 is estimated to be $418,000 for the remainder of fiscal year 2004, $836,000 for fiscal year 2005, $781,000 for fiscal year 2006 and $623,000 for each of the fiscal years 2007 and 2008.

6. Long-Term Debt

     In January 2003, we replaced an existing $125.0 million revolving credit facility which was scheduled to mature in February 2004 with a new revolving credit agreement with a group of banks (the “Credit Agreement”) that provides for borrowing of up to $100.0 million through February 4, 2006. In July 2004, we amended the Credit Agreement to extend the maturity date to July 7, 2009. The Credit Agreement is secured by substantially all of the stock of the subsidiaries of The Men’s Wearhouse, Inc. Advances under the Credit Agreement bear interest at a rate per annum equal to, at our option, the agent’s prime rate or the reserve adjusted LIBOR rate plus a varying interest rate margin up to 2.25%. The Credit Agreement also provides for fees applicable to unused commitments ranging from 0.275% to 0.500%. As of July 31, 2004, there were no borrowings outstanding under the Credit Agreement.

     The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain a minimum level of net worth and certain financial ratios. The Credit Agreement also prohibits payment of cash dividends on our common stock. We were in compliance with the covenants in the Credit Agreement as of July 31, 2004.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

     In January 2003, we entered into a new Canadian term credit agreement under which we borrowed Can $62.0 million (US $40.7 million) which was used to repay approximately Can $60.9 million (US $40.0 million) in outstanding indebtedness of Moores under a previous term credit agreement. Advances under the Canadian term credit agreement incurred interest at a rate per annum equal to, at our option, the agent’s prime rate or the Canadian prime rate plus a varying interest rate margin up to 1.75%. On October 31, 2003, we repaid all the outstanding Canadian term credit agreement indebtedness of Can $60.5 million (US $45.9 million).

     On October 21, 2003, we issued $130.0 million of 3.125% Convertible Senior Notes due 2023 (“Notes”) in a private placement. A portion of the net proceeds from the Notes was used to repay the outstanding indebtedness under our Canadian term credit agreement and to repurchase shares of our common stock under the program authorized by the Board in September 2003; the balance is reserved for general corporate purposes, which may include additional purchases of our common stock under our share repurchase program. Interest on the Notes is payable semi-annually on April 15 and October 15 of each year, beginning on April 15, 2004. The Notes will mature on October 15, 2023. However, holders may require us to purchase all or part of the Notes, for cash, at a purchase price of 100% of the principal amount per Note plus accrued and unpaid interest on October 15, 2008, October 15, 2013 and October 15, 2018 or upon a designated event. Beginning on October 15, 2008, we will pay additional contingent interest on the Notes if the average trading price of the Notes is above a specified level during a specified period. In addition, we may redeem all or a portion of the Notes on or after October 20, 2008, at 100% of the principal amount of the Notes plus any accrued and unpaid interest, contingent interest and additional amounts, if any. We also have the right to redeem the Notes between October 20, 2006 and October 19, 2008 if the price of our common stock reaches certain levels.

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

     We utilize letters of credit primarily for inventory purchases. At July 31, 2004, letters of credit totaling approximately $18.6 million were issued and outstanding.

7. Stock Repurchase Program

     In November 2002, the Board of Directors authorized a program for the repurchase of up to $25.0 million of Company stock in the open market or in private transactions. As of August 2, 2003 a total of 507,100 shares at a cost of $9.2 million were repurchased in open market transactions under this program at an average price per share of $18.18.

     In September 2003, the Board of Directors authorized a program for the repurchase of up to $100.0 million of Company common stock in the open market or in private transactions. This authorization superceded the approximately $1.0 million we had remaining under the November 2002 authorization. As of July 31, 2004, we had repurchased under this program 1,405,400 shares at a cost of $42.4 million in private transactions and 2,036,400 shares at a cost of $51.4 million in open market transactions, for a total of 3,441,800 shares at an average price per share of $27.25.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

     In June 2004, the Board of Directors authorized a program for the repurchase of up to $50.0 million of Company common stock in the open market or in private transactions. This authorization superceded the approximately $6.2 million we had remaining under the September 2003 authorization. As of July 31, 2004, a total of 99,400 shares at a cost of $2.5 million were repurchased in open market transactions under this program at an average price per share of $24.99.

     During the first six months of 2004, a total of 422,400 shares at a cost of $11.2 million were repurchased in open market transactions under all authorized stock repurchase programs at an average price per share of $26.48.

8. Legal Matters

     On April 18, 2003, a lawsuit was filed against the Company in the Superior Court of California for the County of Orange, Case No. 03CC00132 (the “Orange County Suit”). The Orange County Suit was brought as a purported class action and alleges several causes of action, each based on the factual allegation that in the State of California the Company misclassified its managers and assistant managers as exempt from the application of certain California labor statutes. Because of this alleged misclassification, the Orange County Suit alleges that the Company failed to pay overtime compensation and provide the required rest periods to such employees. The Orange County Suit seeks, among other things, declaratory and injunctive relief along with an accounting as to alleged wages, premium pay, penalties, interest and restitution allegedly due the class defendants. We believe that the Orange County Suit will be resolved in 2004; however, no assurance can be given that the anticipated resolution will be realized. We do not believe the ultimate resolution of the Orange County Suit will have a material adverse effect on our financial position, results of operations or cash flows.

     On April 1, 2004, a lawsuit was filed against the Company in the Superior Court of California for the County of Los Angeles, Case No. BC313038 (the “PII Suit”). The PII Suit, which was brought as a purported class action, alleges two causes of action, each based on the factual allegation that the Company requests or requires, in conjunction with a customer’s use of his or her credit card, the customer to provide personal identification information which is recorded upon the credit card transaction form. The PII Suit seeks: (i) civil penalties pursuant to the California Civil Code; (ii) an order enjoining the Company from requesting or requiring that a customer provide personal identification information which is then recorded on the transaction form; (iii) permanent and preliminary injunctions against the Company requesting or requiring that a customer provide personal identification information which is then recorded on the transaction form; (iv) restitution of all funds allegedly acquired by means of any act or practice declared by the Court to be unlawful or fraudulent or to constitute a violation of the California Business and Professions Code; (v) attorney’s fees; and (vi) costs of suit. The court has not yet decided whether the action may proceed as a class action. The Company intends to vigorously defend the PII Suit. We do not believe the ultimate resolution of the PII Suit will have a material adverse effect on our financial position, results of operations or cash flows.

     On June 24, 2004, the Company filed a lawsuit against Suits Warehouse Outlet Corp. in the United States District Court for the Eastern District of New York, Civil Action No. CV-04-2625 (ADS), for trademark infringement. Suits Warehouse Outlet Corp. has counterclaimed against TMW Marketing Company, Inc., one of the Company’s wholly-owned subsidiaries, to cancel the registration of the trademark “The Men’s Wearhouse” on the grounds of genericness of the mark and abandonment of the mark through failure to police the mark (the “Name Suit”). There are no monetary damages claimed, apart from attorney’s fees and costs. Damages would be the cancellation of the registration of the trademark. The Company believes the Name Suit lacks merit and intends to vigorously defend the Name Suit. We do not believe the ultimate resolution of the Name Suit will have a material adverse effect on our financial position, results of operations or cash flows.

     In addition, we are involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of our business. Management believes that none of these matters will have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     For supplemental information, it is suggested that “Management’s Discussion and Analysis of Financial Condition and Results of Operations” be read in conjunction with the corresponding section included in our Annual Report on Form 10-K for the year ended January 31, 2004. References herein to years are to our 52-week or 53-week fiscal year which ends on the Saturday nearest January 31 in the following calendar year. For example, references to “2004” mean the 52-week fiscal year ending January 29, 2005.

     The following table presents information with respect to retail apparel stores in operation during each of the respective fiscal periods:

	For the Three Months Ended		For the Six Months Ended		For the Year Ended
	August 2,	July 31,	August 2,	July 31,	January 31,
	2003	2004	2003	2004	2004
Stores open at beginning of period	684	695	689	693	689
Opened	1	4	1	9	13
Closed	(4)	(3)	(9)	(6)	(9)

Stores open at end of period	681	696	681	696	693

Stores open at end of period:
U.S. —
Men’s Wearhouse ..	503	508	503	508	506
K&G	64	74	64	74	73

	567	582	567	582	579
Canada — Moores	114	114	114	114	114

	681	696	681	696	693

     In connection with our strategy of testing opportunities to market complementary products and services, in December 2003 we acquired the assets and operating leases for 13 retail dry cleaning and laundry facilities operating in the metropolitan Houston, Texas area. We may open or acquire additional facilities on a limited basis during 2004 as we test market and evaluate the feasibility of developing a national retail dry cleaning and laundry line of business. We also plan to open six new casual clothing/sportswear concept stores in 2004 in order to test an expanded, more fashion-oriented merchandise concept for men and women. These stores will be 3,000 to 3,500 square feet and will be located in high-end regional malls. They will target the 25 to 35 year old customer with Latin-inspired store designs and offerings. As of July 31, 2004, we had opened five of these new concept stores.

Results of Operations

     Three Months Ended August 2, 2003 and July 31, 2004

     Our net sales were $369.5 million for the three months ended July 31, 2004, a $35.2 million or 10.5% increase from the same prior year period due mainly to a $23.8 million increase in clothing and alteration sales and a $9.6 million increase in tuxedo rental revenues. Our U.S. comparable store sales (which are calculated primarily by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period) increased 6.8% as we experienced increased store traffic levels as well as continued growth in our tuxedo rental business. At our traditional Men’s Wearhouse brand, a 5.9% increase in suit unit sales helped drive increases in other categories (such as shirts, shoes and accessories) as well as an increase in alteration sales. In addition, our U.S. tuxedo rental business continued to grow with a 38.7% increase in tuxedo rental revenues. In Canada, comparable store sales increased 7.7% as a result of a strong response by customers to Moores’ summer sale event which occurred during the second quarter and the rollout of the tuxedo rental business to all Moores stores at the beginning of the fiscal year. Combined U.S. and Canadian tuxedo rental revenues increased from 5.4% of total revenues in the second quarter of 2003 to 7.4% of total revenues in the second quarter of 2004.

     Gross margin increased $22.5 million or 18.3% from the same prior year quarter to $145.4 million in the second quarter of 2004. As a percentage of sales, gross margin increased from 36.8% in the second quarter of 2003 to 39.4% in the second quarter of 2004. This increase in gross margin percentage resulted mainly from continued growth in our tuxedo rental business, which carries a significantly higher incremental gross margin impact than our clothing sales, and from higher cumulative mark-ups and lower markdowns that produced higher clothing product margins. The gross margin percentage was also increased as occupancy cost, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, decreased modestly as a percentage of sales from the second quarter of 2003 to the second quarter of 2004. However, on an absolute dollar basis, occupancy costs increased by 6.7% from the second quarter of 2003 to the second quarter of 2004 due mainly to higher rent expense from our increased store count and renewals of existing leases at higher rates.

     Selling, general and administrative (“SG&A”) expenses, as a percentage of sales, were 31.2% for the second quarter of 2003 and for the second quarter of 2004, with SG&A expenditures increasing by $11.1 million or 10.6% to $115.4 million. As a percentage of sales, advertising expense decreased from 4.4% to 3.8% of net sales, store salaries increased from 12.0% to 12.7% of net sales and other SG&A expenses decreased from 14.8% to 14.7% of net sales. On an absolute dollar basis, the principal components of SG&A expenses increased primarily as a result of increased commissions due to higher sales and increased store salaries, benefits and other costs associated with store personnel additions for tuxedo rental operations.

     Interest expense increased from $0.8 million in the second quarter of 2003 to $1.4 million in the second quarter of 2004 while interest income remained flat at $0.4 million. Weighted average borrowings outstanding increased from $44.7 million in the second quarter of 2003 to $131.0 million for the second quarter of 2004, and the weighted average interest rate on outstanding indebtedness decreased from 6.1% to 3.5%. The increase in the weighted average borrowings was due primarily to the issuance of $130.0 million of 3.125% Notes in a private placement on October 21, 2003. A portion of the proceeds from the Notes was used to repay the balance outstanding on our Canadian credit facility. The decrease in the weighted average interest rate was due primarily to the lower interest rate on the Notes. See further discussion of the Notes in Note 6 of Notes to Consolidated Financial Statements and “Liquidity and Capital Resources” herein.

     Our effective income tax rate was 37.3% for the second quarter of 2003 and 2004, respectively. The effective tax rate was higher than the statutory U.S. federal rate of 35% primarily due to the effect of state income taxes.

     These factors resulted in net earnings of $18.2 million or 4.9% of net sales for the second quarter of 2004, compared with net earnings of $11.4 million or 3.4% of net sales for the second quarter of 2003.

     Six Months Ended August 2, 2003 and July 31, 2004

     Our net sales were $730.2 million for the six months ended July 31, 2004, a $82.8 million or 12.8% increase from the same prior year period due mainly to a $64.2 million increase in clothing and alteration sales and a $14.9 million increase in tuxedo rental revenues. Our U.S. comparable store sales increased 9.4% due to increased store traffic levels and improvement in nearly all product categories. At our traditional Men’s Wearhouse brand, a 10.4% increase in unit suit sales helped drive increases in other product categories, as well as an increase in alteration sales. In addition, our U.S. tuxedo rental business continued to grow with a 38.7% increase in tuxedo rental revenues. In Canada, comparable store sales increased 6.6% as a result of improved unit suit sales, a strong response by customers to Moores’ summer sale event which occurred during the second quarter and the rollout of the tuxedo rental business to all Moores stores at the beginning of the fiscal year. Combined U.S. and Canadian tuxedo rental revenues increased from 4.7% of total revenues in the first six months of 2003 to 6.2% of total revenues in the first six months of 2004.

     Gross margin increased $49.2 million or 21.0% over the same prior year period to $283.3 million for the first six months of 2004. As a percentage of sales, gross margin increased from 36.2% for the first six months of 2003 to 38.8% for the first six months of 2004. This increase in gross margin percentage resulted mainly from continued growth in our tuxedo rental business, which carries a significantly higher incremental gross margin impact than our clothing sales, and from higher cumulative mark-ups and lower markdowns that produced higher clothing product margins. The gross margin percentage was also increased as occupancy cost, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, decreased modestly as a percentage of sales from the first six months of 2003 to the first six months of 2004. However, on an absolute dollar basis, occupancy costs increased by 5.7% from the first six months of 2003 to the first six months of 2004 due mainly to higher rent expense from our increased store count and renewals of existing leases at higher rates.

     SG&A expenses, as a percentage of sales, were 30.5% for the first six months of 2003, compared to 31.2% for the first six months of 2004, with SG&A expenditures increasing by $30.5 million or 15.5% to $228.1 million. As a percentage of sales, advertising expense decreased from 4.4% to 3.8% of net sales, store salaries increased from 12.0% to 12.7% of net sales and other SG&A expenses increased from 14.1% to 14.7% of net sales. On an absolute dollar basis, the principal components of SG&A expenses increased primarily due to (i) increased commissions due to higher sales, (ii) increased store salaries, benefits and other costs associated with store personnel additions for tuxedo rental operations and (iii) increased travel and training expenses related to incremental training for new and existing store personnel. SG&A expenses were reduced in the first six months of 2003 by the recognition of a $4.4 million deferred pretax gain from the sale, in March 2002, of certain technology assets to an unrelated company regularly engaged in the development and licensing of software to the retail industry. However, most of the gain recognized was offset by $3.7 million in costs related to store closures and the write-off of certain technology assets.

     Interest expense increased from $1.5 million for the first six months of 2003 to $2.8 million in the first six months of 2004 while interest income remained flat at $0.7 million and $0.6 million for the first six months of 2003 and 2004, respectively. Weighted average borrowings outstanding increased from $43.3 million in the prior year to $131.0 million for the first six months of 2004, and the weighted average interest rate on outstanding indebtedness decreased from 6.0% to 3.4%. The increase in the weighted average borrowings was due primarily to the issuance of $130.0 million of 3.125% Notes in a private placement on October 21, 2003. A portion of the proceeds from the Notes was used to repay the balance outstanding on our Canadian credit facility. The decrease in the weighted average interest rate was due primarily to the lower interest rate on the Notes. See further discussion of the Notes in Note 6 of Notes to Consolidated Financial Statements and “Liquidity and Capital Resources” herein.

     Our effective income tax rate was 37.3% for the first six months of 2003 and 2004, respectively. The effective tax rate was higher than the statutory U.S. federal rate of 35% primarily due to the effect of state income taxes.

     These factors resulted in net earnings of $33.3 million or 4.6% of net sales for the first six months of 2004, compared with net earnings of $22.5 million or 3.5% of net sales for the first six months of 2003.

Liquidity and Capital Resources

     In January 2003, we replaced an existing $125.0 million revolving credit facility which was scheduled to mature in February 2004 with a new revolving credit agreement with a group of banks (the “Credit Agreement”) that provides for borrowing of up to $100.0 million through February 4, 2006. In July 2004, we amended the Credit Agreement to extend the maturity date to July 7, 2009. The Credit Agreement is secured by substantially all of the stock of the subsidiaries of The Men’s Wearhouse, Inc. Advances under the Credit Agreement bear interest at a rate per annum equal to, at our option, the agent’s prime rate or the reserve adjusted LIBOR rate plus a varying interest rate margin up to 2.25%. The Credit Agreement also provides for fees applicable to unused commitments ranging from 0.275% to 0.500%. As of July 31, 2004, there were no borrowings outstanding under the Credit Agreement.

     The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain a minimum level of net worth and certain financial ratios. The Credit Agreement also prohibits payment of cash dividends on our common stock. We were in compliance with the covenants in the Credit Agreement as of July 31, 2004.

     In January 2003, we entered into a new Canadian term credit agreement under which we borrowed Can $62.0 million (US $40.7 million) which was used to repay approximately Can $60.9 million (US $40.0 million) in outstanding indebtedness of Moores under a previous term credit agreement. Advances under the Canadian term credit agreement incurred interest at a rate per annum equal to, at our option, the agent’s prime rate or the Canadian prime rate plus a varying interest rate margin up to 1.75%. On October 31, 2003, we repaid all the outstanding Canadian term credit agreement indebtedness of Can $60.5 million (US $45.9 million).

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

     We utilize letters of credit primarily for inventory purchases. At July 31, 2004, letters of credit totaling approximately $18.6 million were issued and outstanding.

     Working capital was $374.9 million at July 31, 2004, which is up from $356.8 million at January 31, 2004 and $341.1 million at August 2, 2003. Working capital at the end of the second quarter of 2004 is higher than the second quarter of 2003 due mainly to our increased cash balances following our issuance of the Notes.

     Our operating activities provided net cash of $12.9 million during the first six months of 2003, due to net earnings, adjusted for non-cash charges (including recognition of a deferred gain on a sale of assets) and an increase in income taxes payable, offset by increases in inventories and other assets and a decrease in accounts payable and accrued expenses. During the first six months of 2004, our operating activities provided net cash of $20.1 million, due mainly to net earnings, adjusted for non-cash charges, offset by decreases in accounts payable and accrued expenses and an increase in other assets. Inventories increased during the first six months of 2003 mainly due to inventory replenishment following the lower sales and inventory levels of 2002 and the purchase of fabric used in the direct sourcing of inventory. Other assets increased in the first six months of 2003 and 2004 due mainly to purchases of tuxedo rental product. The decrease in accounts payable and accrued expenses in the first six months of 2003 and 2004 was due primarily to the payment of bonuses accrued at the end of the previous year and, in 2004, payment for treasury stock purchased as of the end of 2003.

     Our investing activities used net cash of $20.5 million and $23.1 million for the first six months of 2003 and 2004, respectively. Cash used in investing activities was primarily comprised of capital expenditures relating to stores opened, remodeled or relocated during the period or under construction at the end of the period, distribution facility additions and infrastructure technology investments.

     Our financing activities used net cash of $9.7 million for the first six months of 2003, due mainly to purchases of treasury stock and principal payments made on long-term debt offset by proceeds from the issuance of our common stock for options exercised. In November 2002, the Board of Directors authorized a program for the repurchase of up to $25.0 million of

Company stock in the open market or in private transactions. A total of 507,100 shares at a cost of $9.2 million were repurchased in open market transactions under this new program during the first six months of 2003. During the first six months of 2004, our financing activities used net cash of $9.9 million due mainly to purchases of treasury stock offset by proceeds from the issuance of our common stock for options exercised.

     In September 2003, the Board of Directors authorized a program for the repurchase of up to $100.0 million of Company common stock in the open market or in private transactions. This authorization superceded the approximately $1.0 million we had remaining under the November 2002 authorization. As of July 31, 2004, we had repurchased under this program 1,405,400 shares at a cost of $42.4 million in private transactions and 2,036,400 shares at a cost of $51.4 million in open market transactions, for a total of 3,441,800 shares at an average price per share of $27.25.

     In June 2004, the Board of Directors authorized a program for the repurchase of up to $50.0 million of Company common stock in the open market or in private transactions. This authorization superceded the approximately $6.2 million we had remaining under the September 2003 authorization. As of July 31, 2004, a total of 99,400 shares at a cost of $2.5 million were repurchased in open market transactions under this program at an average price per share of $24.99.

     During the first six months of 2004, a total of 422,400 shares at a cost of $11.2 million were repurchased in open market transactions under all authorized stock repurchase programs at an average price per share of $26.48.

     On August 16, 2004, we purchased a store (land and building, which we had been leasing) in Dallas, Texas for $1.0 million from 8239 Preston Road, Inc., a Texas corporation of which George Zimmer, Chairman of the Board and CEO of the Company, James E. Zimmer, Senior Vice President of the Company, and Richard Goldman each own 20% of the outstanding common stock, and Laurie Zimmer, sister of George and James E. Zimmer, owns 40% of the outstanding common stock.

     On August 20, 2004, we purchased a 1980 Gulfstream III aircraft from Regal Aviation L.L.C. (“Regal Aviation”) for $5.0 million. Regal Aviation operates a private air charter service and is a limited liability company of which George Zimmer owns 99%. In addition, on August 20, 2004, the Company entered into a leasing arrangement with Regal Aviation under which Regal Aviation will operate, manage and market the aircraft as well as provide the appropriate flight personnel and services. The aircraft will be utilized to provide air transportation from time to time for employees of the Company as well as be leased to third parties for charter.

     Based on the results of recent appraisals and review of the terms of other Regal Aviation leasing arrangements with unrelated third parties, we believe that the terms of the foregoing purchase and leasing agreements and the terms of the store purchase are comparable to what would have been available to us from unaffiliated third parties at the time such agreements were entered into.

     We anticipate that our existing cash and cash flow from operations, supplemented by borrowings under our Credit Agreement, will be sufficient to fund planned store openings, other capital expenditures and operating cash requirements for at least the next 12 months.

     As substantially all of our cash is held by three financial institutions, we are exposed to risk of loss in the event of failure of any of these parties. However, due to the creditworthiness of these three financial institutions, we anticipate full performance and access to our deposits and liquid investments.

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

Forward-Looking Statements

     Certain statements made herein and in other public filings and releases by the Company contain “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995) that involves risk and uncertainty. These forward-looking statements may include, but are not limited to, future capital expenditures, acquisitions (including the amount and nature thereof), future sales, earnings, margins, costs, number and costs of store openings, demand for clothing, market trends in the retail clothing business, currency fluctuations, inflation and various economic and business trends. Forward-looking statements may be made by management orally or in writing, including, but not limited to, this Management’s Discussion and Analysis of Financial Condition and Results of Operations section and other sections of our filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934 and the Securities Act of 1933.

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

     Our business is particularly sensitive to economic conditions and consumer confidence. Consumer confidence is often adversely impacted by many factors including local, regional or national economic conditions, continued threats of terrorism, acts of war and other uncertainties. We believe that a decrease in consumer spending will affect us more than other retailers because men’s discretionary spending for items like tailored apparel tends to slow faster than other retail purchases.

     According to industry sources, sales in the men’s tailored clothing market generally have declined over the past several years. We believe that this decline has been attributable primarily to: (1) men allocating less of their income to tailored clothing and (2) certain employers relaxing their dress codes. We believe that this decrease in sales has contributed, and may continue to contribute, to a consolidation among retailers of men’s tailored clothing. However, recent industry data as well as various industry observers indicate that the buying patterns are trending back to more suits and other tailored clothing. Despite the past overall decline, we have been able to increase our share of the men’s tailored clothing market; however, we may not be able to continue to expand our sales volume or maintain our profitability within our segment of the retailing industry.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are subject to exposure from fluctuations in U.S. dollar/Euro exchange rates. As further described in Note 3 of Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Information and Results of Operations – Liquidity and Capital Resources”, we utilize foreign currency forward exchange contracts to limit exposure to changes in currency exchange rates. At July 31, 2004, we had 30 contracts maturing in varying increments to purchase an aggregate notional amount of $17.5 million in foreign currency, maturing at various dates through December 2005. At August 2, 2003, we had 14 contracts maturing in varying increments to purchase an aggregate notional amount of $11.7 million in foreign currency, maturing at various dates through April 2004. Unrealized pretax gains on these forward contracts totaled approximately $0.4 million at August 2, 2003 and approximately $0.3 million at July 31, 2004, respectively. A hypothetical 10% change in applicable July 31, 2004 forward rates could increase or decrease the July 31, 2004 unrealized pretax gain by approximately $1.7 million related to these positions. However, it should be noted that any change in the value of these contracts, whether real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged item.

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

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     The Company’s management, with the participation of the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the fiscal quarter ended July 31, 2004. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended July 31, 2004 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls over Financial Reporting

     There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     On April 18, 2003, a lawsuit was filed against the Company in the Superior Court of California for the County of Orange, Case No. 03CC00132 (the “Orange County Suit”). The Orange County Suit was brought as a purported class action and alleges several causes of action, each based on the factual allegation that in the State of California the Company misclassified its managers and assistant managers as exempt from the application of certain California labor statutes. Because of this alleged misclassification, the Orange County Suit alleges that the Company failed to pay overtime compensation and provide the required rest periods to such employees. The Orange County Suit seeks, among other things, declaratory and injunctive relief along with an accounting as to alleged wages, premium pay, penalties, interest and restitution allegedly due the class defendants. We believe that the Orange County Suit will be resolved in 2004; however, no assurance can be given that the anticipated resolution will be realized. We do not believe the ultimate resolution of the Orange County Suit will have a material adverse effect on our financial position, results of operations or cash flows.

     On April 1, 2004, a lawsuit was filed against the Company in the Superior Court of California for the County of Los Angeles, Case No. BC313038 (the “PII Suit”). The PII Suit, which was brought as a purported class action, alleges two causes of action, each based on the factual allegation that the Company requests or requires, in conjunction with a customer’s use of his or her credit card, the customer to provide personal identification information which is recorded upon the credit card transaction form. The PII Suit seeks: (i) civil penalties pursuant to the California Civil Code; (ii) an order enjoining the Company from requesting or requiring that a customer provide personal identification information which is then recorded on the transaction form; (iii) permanent and preliminary injunctions against the Company requesting or requiring that a customer provide personal identification information which is then recorded on the transaction form; (iv) restitution of all funds allegedly acquired by means of any act or practice declared by the Court to be unlawful or fraudulent or to constitute a violation of the California Business and Professions Code; (v) attorney’s fees; and (vi) costs of suit. The court has not yet decided whether the action may proceed as a class action. The Company intends to vigorously defend the PII Suit. We do not believe the ultimate resolution of the PII Suit will have a material adverse effect on our financial position, results of operations or cash flows.

     On June 24, 2004, the Company filed a lawsuit against Suits Warehouse Outlet Corp. in the United States District Court for the Eastern District of New York, Civil Action No. CV-04-2625 (ADS), for trademark infringement. Suits Warehouse Outlet Corp. has counterclaimed against TMW Marketing Company, Inc., one of the Company’s wholly-owned subsidiaries, to cancel the registration of the trademark “The Men’s Wearhouse” on the grounds of genericness of the mark and abandonment of the mark through failure to police the mark (the “Name Suit”). There are no monetary damages claimed, apart from attorney’s fees and costs. Damages would be the cancellation of the registration of the trademark. The Company believes the Name Suit lacks merit and intends to vigorously defend the Name Suit. We do not believe the ultimate resolution of the Name Suit will have a material adverse effect on our financial position, results of operations or cash flows.

     In addition, we are involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of our business. Management believes that none of these matters will have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 2 – CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The following table presents information with respect to purchases of common stock of the Company made during the quarter ended July 31, 2004 as defined by Rule 10b-18(a)(3) under the Exchange Act:

(c)
			Total	(d)
			Number of	Approximate
			Shares	Dollar Value of
			Purchased	Shares that
			as Part of	May Yet Be
	(a)	(b)	Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased	Per Share	Programs	Programs
(In thousands)
May 2, 2004 through May 29, 2004	17,000	$26.03	17,000	$14,500

May 30, 2004 through July 3, 2004 (1)	306,000	$26.99	306,000	$50,000

July 4, 2004 through July 31, 2004	99,400	$24.99	99,400	$47,500

Total	422,400	$26.48	422,400	$47,500

(1) In June 2004, the Board of Directors authorized a program for the repurchase of up to $50.0 million of our common stock in the open market or in private transactions. This authorization superceded the approximately $6.2 million we had remaining under the September 2003 authorization. Refer to Note 7 of the Notes to Consolidated Financial Statements for further information regarding our stock repurchase program.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 30, 2004, the Company held its Annual Meeting of Shareholders. At the meeting, the shareholders voted on the following matters:

1.	The election of eight directors of the Company to hold office until the next Annual Meeting of Shareholders or until their respective successors are duly elected and qualified.

2.	A proposal to adopt the Company’s 2004 Long-Term Incentive Plan.

3.	A proposal to amend and restate the Company’s 1996 Long-Term Incentive Plan (formally known as the 1996 Stock Option Plan) to add stock appreciation rights, restricted stock and performance based awards to the possible awards which may be granted pursuant to such plan.

4.	A proposal to amend and restate the Company’s 1992 Non-Employee Director Stock Option Plan to add stock appreciation rights and restricted stock to the possible awards which may be granted pursuant to such plan.

5.	A proposal regarding a code of conduct based on the United Nation’s International Labor Organization’s Standards for Workers Rights.

6.	A proposal regarding the adoption of a policy of nominating independent directors who, if elected by the shareholders, would constitute two-thirds of the Board of Directors of the Company.

     The eight nominees of the Board of Directors of the Company were elected at the meeting, and proposals two, three, four and six received the affirmative vote required for approval. Proposal five did not receive the requisite vote required for approval and therefore did not pass. The number of votes cast for, against and withheld, as well as the number of abstentions, as to each matter were as follows:

Proposal		Votes For	Votes Withheld
1.	Election of Directors

	George Zimmer	32,232,561	1,722,841

	David H. Edwab	31,513,625	2,441,777

	Rinaldo S. Brutoco	31,076,306	2,879,096

	Michael L. Ray, Ph.D.	31,788,074	2,167,328

	Sheldon I. Stein	17,650,488	16,304,914

	Kathleen Mason	31,788,394	2,167,008

	Deepak Chopra, M.D.	32,245,128	1,710,274

	William B. Sechrest	32,246,232	1,709,170

		Votes For	Votes Against	Abstentions
2.	Proposal to adopt the Company’s 2004 Long-Term Incentive Plan	27,367,738	2,308,061	217,868

3.	Proposal to amend and restate the Company’s 1996 Long-Term Incentive Plan	27,598,900	2,072,467	222,300

4.	Proposal to amend and restate the Company’s 1992 Non-Employee Director Stock Option Plan	27,586,227	2,087,018	220,422

5.	Proposal regarding a code of conduct	2,090,443	21,920,829	5,909,095

6.	Proposal to adopt a policy of nominating independent directors	15,091,291	14,761,071	41,304

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

Exhibit
Number		Exhibit Index
4.1	—	Second Amendment to Revolving Credit Agreement dated July 7, 2004, by and among the Company, JP Morgan Chase Bank and the Banks listed therein (filed herewith).

10.1	—	Aircraft Lease Agreement dated August 20, 2004, by and between Regal Aviation LLC and MW Sky LLC (filed herewith).

31.1	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

31.2	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).

32.1	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

32.2	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).

     (b) Reports on Form 8-K.

     On May 19, 2004, the Company filed a current report on Form 8-K pursuant to Item 12 reporting the issuance of a press release that reported earnings results for the first fiscal quarter of 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 9, 2004		THE MEN’S WEARHOUSE, INC.

	By	/s/ NEILL P. DAVIS

Neill P. Davis
Executive Vice President, Chief Financial Officer
and Principal Financial Officer

Index to Exhibit

Exhibit
Number		Exhibit Index
4.1	—	Second Amendment to Revolving Credit Agreement dated July 7, 2004, by and among the Company, JP Morgan Chase Bank and the Banks listed therein (filed herewith).

10.1	—	Aircraft Lease Agreement dated August 20, 2004, by and between Regal Aviation LLC and MW Sky LLC (filed herewith).

31.1	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

31.2	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).

32.1	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

32.2	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).