Form 10-Q
period 2004-10-30
MENS WEARHOUSE INC
filed 2004-12-09
CIK 884217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2004 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 1-16097

THE MEN’S WEARHOUSE, INC.

(Exact Name of Registrant as Specified in its Charter)

Texas	74-1790172
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

5803 Glenmont Drive
Houston, Texas	77081-1701
(Address of Principal Executive Offices)	(Zip Code)

(713) 592-7200
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑. No ☐.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑. No ☐.

     The number of shares of common stock of the Registrant, par value $.01 per share, outstanding at December 3, 2004 was 36,153,850, excluding 7,358,079 shares classified as Treasury Stock.

REPORT INDEX

PART I. FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
GENERAL INFORMATION

PART I. FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
GENERAL INFORMATION

     The consolidated financial statements herein include the accounts of The Men’s Wearhouse, Inc. and its wholly owned or controlled subsidiaries (the “Company”) and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). As applicable under such regulations, certain information and footnote disclosures have been condensed or omitted. We believe that the presentation and disclosures herein are adequate to make the information not misleading, and the financial statements reflect all elimination entries and normal adjustments which are necessary for a fair statement of the results for the three and nine months ended November 1, 2003 and October 30, 2004.

     Operating results for interim periods are not necessarily indicative of the results for full years. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended January 31, 2004 and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2004.

     Unless the context otherwise requires, “Company”, “we”, “us” and “our” refer to The Men’s Wearhouse, Inc. and its wholly owned or controlled subsidiaries.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands)

	November 1,	October 30,	January 31,
	2003	2004	2004
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$92,845	$95,179	$132,146
Accounts receivable, net	14,516	17,763	17,919
Inventories	423,073	434,271	388,956
Other current assets	26,638	33,542	30,858

Total current assets	557,072	580,755	569,879
PROPERTY AND EQUIPMENT, net	211,187	233,138	215,064
GOODWILL, net	39,417	56,025	43,867
OTHER ASSETS, net	37,730	47,480	40,388

TOTAL	$845,406	$917,398	$869,198

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$107,133	$122,597	$115,828
Accrued expenses	54,004	68,723	71,132
Income taxes payable	16,121	14,558	26,096

Total current liabilities	177,258	205,878	213,056
LONG-TERM DEBT	130,000	131,000	131,000
DEFERRED TAXES AND OTHER LIABILITIES	29,140	34,845	31,682

Total liabilities	336,398	371,723	375,738

COMMITMENTS AND CONTINGENCIES (Note 6 and Note 9)
SHAREHOLDERS’ EQUITY:
Preferred stock	—	—	—
Common stock	430	434	431
Capital in excess of par	204,090	212,782	205,636
Retained earnings	429,055	493,451	447,566
Accumulated other comprehensive income	10,389	19,830	10,533

Total	643,964	726,497	664,166
Treasury stock, at cost	(134,956)	(180,822)	(170,706)

Total shareholders’ equity	509,008	545,675	493,460

TOTAL	$845,406	$917,398	$869,198

See Notes to Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	November 1,	October 30,	November 1,	October 30,
	2003	2004	2003	2004
Net sales	$322,613	$357,795	$970,027	$1,088,004
Cost of goods sold, including buying and occupancy costs	204,175	218,430	617,434	665,323

Gross margin	118,438	139,365	352,593	422,681
Selling, general and administrative expenses	103,344	118,212	300,913	346,308

Operating income	15,094	21,153	51,680	76,373
Interest income	(348)	(316)	(1,017)	(953)
Interest expense	1,012	1,431	2,475	4,204

Earnings before income taxes	14,430	20,038	50,222	73,122
Provision for income taxes	5,375	7,464	18,707	27,238

Net earnings	$9,055	$12,574	$31,515	$45,884

Net earnings per share:
Basic	$0.23	$0.35	$0.80	$1.27

Diluted	$0.23	$0.34	$0.79	$1.25

Weighted average shares outstanding:
Basic	38,927	35,861	39,329	35,989

Diluted	39,785	36,692	39,775	36,709

See Notes to Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended
	November 1,	October 30,
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$31,515	$45,884
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	36,828	37,827
Gain on sale of assets	(4,381)	—
Loss on impairment of assets	1,808	2,169
Deferred tax provision	1,701	2,739
Decrease in accounts receivable	6,130	562
Increase in inventories	(54,875)	(40,384)
Increase in other assets	(7,594)	(8,173)
Increase in accounts payable and accrued expenses	11,053	3,514
Increase (decrease) in income taxes payable	2,638	(10,910)
Decrease in other liabilities	(265)	(339)

Net cash provided by operating activities	24,558	32,889

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(32,581)	(54,675)
Net assets acquired	—	(11,000)
Investment in trademarks, tradenames and other assets	(1,605)	(291)

Net cash used in investing activities	(34,186)	(65,966)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on bank debt	(44,175)	—
Proceeds from issuance of debt	130,000	—
Proceeds from issuance of common stock	7,098	6,165
Deferred financing costs	(3,764)	(276)
Purchase of treasury stock	(73,435)	(11,186)

Net cash provided by (used in) financing activities	15,724	(5,297)

Effect of exchange rate changes on cash	1,825	1,407

INCREASE (DECREASE) IN CASH	7,921	(36,967)
CASH:
Beginning of period	84,924	132,146

End of period	$92,845	$95,179

See Notes to Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Significant Accounting Policies

     Basis of Presentation — The consolidated financial statements herein include the accounts of The Men’s Wearhouse, Inc. and its wholly owned or controlled subsidiaries (the “Company”) and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). As applicable under such regulations, certain information and footnote disclosures have been condensed or omitted. We believe that the presentation and disclosures herein are adequate to make the information not misleading, and the financial statements reflect all elimination entries and normal adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows at the dates and for the periods presented. These financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended January 31, 2004.

     The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual amounts could differ from those estimates.

     Certain prior year amounts have been reclassified to conform to the current year presentation.

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

     In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”). This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosures required by SFAS No. 148 are included below.

     Had we elected to apply the accounting standards of SFAS No. 123, as amended by SFAS No. 148, our net earnings and net earnings per share would have been approximately the pro forma amounts indicated below (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	November 1, 2003	October 30, 2004	November 1, 2003	October 30, 2004
Net earnings, as reported	$9,055	$12,574	$31,515	$45,884
Additional compensation expense, net of tax	(635)	(623)	(1,807)	(1,835)

Pro forma net earnings	$8,420	$11,951	$29,708	$44,049

Net earnings per share:
As reported:
Basic	$0.23	$0.35	$0.80	$1.27
Diluted	$0.23	$0.34	$0.79	$1.25
Pro forma:
Basic	$0.22	$0.33	$0.76	$1.22
Diluted	$0.21	$0.33	$0.75	$1.20

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     Recently Issued Accounting Pronouncements — In September 2004, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-8”), and the FASB ratified the consensus in October 2004. The EITF’s consensus states that shares of common stock contingently issuable pursuant to contingent convertible debt instruments should be included in diluted earnings per share computations, if dilutive, regardless of whether the contingent feature has been met. EITF 04-8 is effective for fiscal years ending after December 15, 2004 and must be applied retroactively. We are currently evaluating the provisions of EITF 04-8 relative to our $130.0 million 3.125% Convertible Senior Notes due 2023 (“Notes”) issued in October 2003. The Notes are contingently convertible into shares of common stock initially at a conversion rate of 23.3187 shares of common stock per $1,000 principal amount of Notes and may, at our option, be settled in cash or stock. If we choose to take such actions as are necessary to relinquish our option to settle the principal amount of the Notes in stock, and retain the option to settle any amounts in excess of the principal amount that might be due to the noteholders in cash or stock, our future diluted earnings per share computations would be affected only if the price of our common stock exceeded the conversion price specified in the Notes. See Note 6 for further information regarding the Notes.

     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs — an Amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS No. 151 to have a material impact on our financial position, results of operations or cash flows.

2. Earnings per Share

     Basic EPS is computed using the weighted average number of common shares outstanding during the period and net earnings. Diluted EPS gives effect to the potential dilution which would have occurred if additional shares were issued for stock options exercised under the treasury stock method, as well as the potential dilution that could occur if our contingent convertible debt were converted. No dilution from the contingent convertible debt has occurred. See Note 1 for discussion of recently issued accounting pronouncements affecting diluted EPS computations.

3. Accounting For Derivative Instruments and Hedging

     In connection with our direct sourcing program, we may enter into purchase commitments that are denominated in a foreign currency (primarily the Euro). Our policy is to enter into foreign currency forward exchange contracts to minimize foreign currency exposure related to forecasted purchases of certain inventories. Under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), such contracts have been designated as and accounted for as cash flow hedges. The settlement terms of the forward contracts, including amount, currency and maturity, correspond with payment terms for the merchandise inventories. Any ineffective portion of a hedge is reported in earnings immediately. At October 30, 2004, we had 30 contracts maturing in varying increments to purchase an aggregate notional amount of $13.7 million in foreign currency, maturing at various dates through December 2005. During the first nine months of 2004, we recognized approximately $0.3 million of hedge ineffectiveness.

     The changes in the fair value of the foreign currency forward exchange contracts are matched to inventory purchases by period and are recognized in earnings as such inventory is sold. The fair value of the forward exchange contracts is estimated by comparing the cost of the foreign currency to be purchased under the contracts using the exchange rates obtained under the contracts (adjusted for forward points) to the hypothetical cost using the spot rate at quarter end. We expect to recognize in earnings through October 29, 2005 approximately $0.3 million, net of tax, of existing net gains presently deferred in accumulated other comprehensive income.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

4. Comprehensive Income and Supplemental Cash Flows

     Our comprehensive income is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	November 1, 2003	October 30, 2004	November 1, 2003	October 30, 2004
Net earnings	$9,055	$12,574	$31,515	$45,884
Change in derivative fair value, net of tax	(173)	277	(11)	(175)
Currency translation adjustments, net of tax	4,674	9,666	10,334	9,472

Comprehensive income	$13,556	$22,517	$41,838	$55,181

     We paid cash during the first nine months of 2003 of $1.8 million for interest and $15.9 million for income taxes, compared with $4.3 million for interest and $36.0 million for income taxes during the first nine months of 2004. We had non-cash investing and financing activities resulting from the tax benefit recognized upon exercise of stock options of $1.2 million and $1.0 million for the first nine months of 2003 and 2004, respectively, and from the issuance of treasury stock to the employee stock ownership plan of $0.5 million and $1.0 million for the first nine months of 2003 and 2004, respectively.

5. Goodwill and Other Intangible Assets

     Changes in the net carrying amount of goodwill for the year ended January 31, 2004 and for the nine months ended October 30, 2004 are as follows (in thousands):

Balance, February 1, 2003	$36,607
Goodwill of acquired business	4,550
Translation adjustment	2,710

Balance, January 31, 2004	$43,867
Goodwill of acquired business	10,320
Translation adjustment	1,838

Balance, October 30, 2004	$56,025

     In September 2004, we acquired the assets and operating leases for 11 retail dry cleaning and laundry facilities operating in the Houston, Texas area.

     The gross carrying amount and accumulated amortization of our other intangibles, which are included in other assets in the accompanying balance sheet, are as follows (in thousands):

	For the Nine Months Ended		For the Year Ended
	November 1, 2003	October 30, 2004	January 31, 2004
Trademarks, tradenames and other intangibles	$9,483	$9,733	$9,475
Accumulated amortization	(2,241)	(3,085)	(2,450)

Net total	$7,242	$6,648	$7,025

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     The pretax amortization expense associated with intangible assets totaled approximately $521,000 and $635,000 for the nine months ended November 1, 2003 and October 30, 2004, respectively, and approximately $737,000 for the year ended January 31, 2004. Pretax amortization associated with intangible assets at October 30, 2004 is estimated to be $221,000 for the remainder of fiscal year 2004, $886,000 for fiscal year 2005, $831,000 for fiscal year 2006 and $673,000 for each of the fiscal years 2007 and 2008.

6. Long-Term Debt

     In January 2003, we replaced an existing $125.0 million revolving credit facility which was scheduled to mature in February 2004 with a new revolving credit agreement with a group of banks (the “Credit Agreement”) that provides for borrowing of up to $100.0 million through February 4, 2006. In July 2004, we amended the Credit Agreement to extend the maturity date to July 7, 2009. The Credit Agreement is secured by substantially all of the stock of the subsidiaries of The Men’s Wearhouse, Inc. Advances under the Credit Agreement bear interest at a rate per annum equal to, at our option, the agent’s prime rate or the reserve adjusted LIBOR rate plus a varying interest rate margin up to 2.25%. The Credit Agreement also provides for fees applicable to unused commitments ranging from 0.275% to 0.500%. As of October 30, 2004, there were no borrowings outstanding under the Credit Agreement.

     The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain a minimum level of net worth and certain financial ratios. The Credit Agreement also prohibits payment of cash dividends on our common stock. We were in compliance with the covenants in the Credit Agreement as of October 30, 2004.

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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

     We utilize letters of credit primarily for inventory purchases. At October 30, 2004, letters of credit totaling approximately $11.8 million were issued and outstanding.

7. Share Repurchase Program

     In November 2002, the Board of Directors authorized a program for the repurchase of up to $25.0 million of Company stock in the open market or in private transactions. As of November 1, 2003, a total of 1,057,100 shares at a cost of $24.1 million were repurchased in open market transactions under this program at an average price per share of $22.80.

     In September 2003, the Board of Directors authorized a program for the repurchase of up to $100.0 million of Company common stock in the open market or in private transactions. This authorization superceded the approximately $1.0 million we had remaining under the November 2002 authorization. As of November 1, 2003, we had repurchased under this program 1,405,400 shares at a cost of $42.4 million in private transactions and 235,600 shares at a cost of $6.9 million in open market transactions. A total of 2,698,100 shares at a cost of $73.4 million were repurchased under all authorized stock repurchase programs during the first nine months of 2003 at an average price per share of $27.22. As of October 30, 2004, we had repurchased under the September 2003 program 1,405,400 shares at a cost of $42.4 million in private transactions and 2,036,400 shares at a cost of $51.4 million in open market transactions, for a total of 3,441,800 shares at an average price per share of $27.25.

     In June 2004, the Board of Directors authorized a program for the repurchase of up to $50.0 million of Company common stock in the open market or in private transactions. This authorization superceded the approximately $6.2 million we had remaining under the September 2003 authorization. As of October 30, 2004, a total of 99,400 shares at a cost of $2.5 million were repurchased in open market transactions under this program at an average price per share of $24.99.

     During the first nine months of 2004, a total of 422,400 shares at a cost of $11.2 million were repurchased in open market transactions under all authorized stock repurchase programs at an average price per share of $26.48.

8. Related Party Transactions

     On August 16, 2004, we purchased a store (land and building, which we had been leasing) in Dallas, Texas for $1.0 million from 8239 Preston Road, Inc., a Texas corporation of which George Zimmer, Chairman of the Board and CEO of the Company, James E. Zimmer, Senior Vice President of the Company, and Richard Goldman, a former officer and director of the Company, each owned 20% of the outstanding common stock, and Laurie Zimmer, sister of George and James E. Zimmer, owned 40% of the outstanding common stock.

     On August 20, 2004, we purchased a 1980 Gulfstream III aircraft from Regal Aviation L.L.C. (“Regal Aviation”) for $5.0 million. Regal Aviation operates a private air charter service and is a limited liability company of which George Zimmer owns 99%. In addition, on August 20, 2004, we entered into a leasing arrangement with Regal Aviation under which Regal Aviation will operate, manage and market the aircraft as well as provide the appropriate flight personnel and services. The aircraft will be utilized to provide air transportation from time to time for employees of the Company as well as be leased to third parties for charter.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     On October 15, 2004, we purchased a warehouse facility located in Houston, Texas (the “Facility”) from Zig Zag for $0.7 million. Zig Zag is a Texas joint venture, in which Richard E. Goldman, a former officer and director of the Company, George Zimmer, Chairman of the Board and Chief Executive Officer of the Company, and James E. Zimmer, Senior Vice President — Merchandising of the Company, were the sole and equal joint venturers. Prior to the purchase of the Facility, we leased the Facility from Zig Zag.

     Based on the results of recent appraisals and review of the terms of other Regal Aviation leasing arrangements with unrelated third parties, we believe that the terms of the aircraft purchase and leasing agreements and the terms of the store purchase and the Facility purchase are comparable to what would have been available to us from unaffiliated third parties at the time such agreements were entered into.

9. Legal Matters

     On April 18, 2003, a lawsuit was filed against the Company in the Superior Court of California for the County of Orange, Case No. 03CC00132 (the “Orange County Suit”). The Orange County Suit was brought as a purported class action and alleges several causes of action, each based on the factual allegation that in the State of California the Company misclassified its managers and assistant managers as exempt from the application of certain California labor statutes. Because of this alleged misclassification, the Orange County Suit alleges that the Company failed to pay overtime compensation and provide the required rest periods to such employees. The Orange County Suit seeks, among other things, declaratory and injunctive relief along with an accounting as to alleged wages, premium pay, penalties, interest and restitution allegedly due the class defendants. We believe that the Orange County Suit will be resolved in 2005; however, no assurance can be given that the anticipated resolution will be realized. We do not believe the ultimate resolution of the Orange County Suit will have a material adverse effect on our financial position, results of operations or cash flows.

     On April 1, 2004, a lawsuit was filed against the Company in the Superior Court of California for the County of Los Angeles, Case No. BC313038 (the “PII Suit”). The PII Suit, which was brought as a purported class action, alleges two causes of action, each based on the factual allegation that the Company requests or requires, in conjunction with a customer’s use of his or her credit card, the customer to provide personal identification information which is recorded upon the credit card transaction form. The PII Suit seeks: (i) civil penalties pursuant to the California Civil Code; (ii) an order enjoining the Company from requesting or requiring that a customer provide personal identification information which is then recorded on the transaction form; (iii) permanent and preliminary injunctions against the Company requesting or requiring that a customer provide personal identification information which is then recorded on the transaction form; (iv) restitution of all funds allegedly acquired by means of any act or practice declared by the Court to be unlawful or fraudulent or to constitute a violation of the California Business and Professions Code; (v) attorney’s fees; and (vi) costs of suit. The Court has not yet decided whether the action may proceed as a class action. The court has determined that the claim for restitution may not proceed. The Company intends to vigorously defend the PII Suit. We do not believe the ultimate resolution of the PII Suit will have a material adverse effect on our financial position, results of operations or cash flows.

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

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS
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

     The following table presents information with respect to retail apparel stores in operation during each of the respective fiscal periods:

	For the Three Months Ended		For the Nine Months Ended		For the Year Ended
	November 1,	October 30,	November 1,	October 30,	January 31,
	2003	2004	2003	2004	2004
Stores open at beginning of period:	681	696	689	693	689
Opened	8	6	9	15	13
Closed	—	—	(9)	(6)	(9)

Stores open at end of period	689	702	689	702	693

Stores open at end of period:
U.S. —
Men’s Wearhouse	504	514	504	514	506
K&G	71	74	71	74	73

	575	588	575	588	579
Canada — Moores	114	114	114	114	114

	689	702	689	702	693

     In connection with our strategy of testing opportunities to market complementary products and services, in December 2003 and in September 2004 we acquired the assets and operating leases for 13 and 11, respectively, retail dry cleaning and laundry facilities operating in the Houston, Texas area. We may open or acquire additional facilities on a limited basis as we test market and evaluate the feasibility of developing a national retail dry cleaning and laundry line of business. As of October 30, 2004, we had opened all six of our new casual clothing/sportswear concept stores which we were planning to open in 2004 in order to test an expanded, more fashion-oriented merchandise concept for men and women. These stores are approximately 3,000 to 3,500 square feet and are located in high-end regional malls. They target the 25 to 35 year old customer with Latin-inspired store designs and offerings.

Results of Operations

     Three Months Ended November 1, 2003 and October 30, 2004

     Our net sales were $357.8 million for the three months ended October 30, 2004, a $35.2 million or 10.9% increase from the same prior year quarter due mainly to a $23.6 million increase in clothing and alteration sales and a $8.6 million increase in tuxedo rental revenues. Our U.S. comparable store sales (which are calculated primarily by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period) increased 6.1% as we experienced a strong response by customers to the initiation of our revamped and improved customer loyalty program at our traditional Men’s Wearhouse stores, continued growth in our tuxedo rental business and increased store traffic levels at our K&G stores primarily from extending our hours of operation from four days to seven days a week beginning September 1, 2004. In Canada, comparable store sales increased 9.7% as a result of improved unit suit sales as well as the rollout of the tuxedo rental business to all Moores stores at the beginning of this fiscal year. Combined U.S. and Canadian tuxedo rental revenues increased from 4.3% of total revenues in the third quarter of 2003 to 6.3% of total revenues in the third quarter of 2004.

     Gross margin increased $20.9 million or 17.7% from the same prior year quarter to $139.4 million in the third quarter of 2004. As a percentage of sales, gross margin increased from 36.7% in the third quarter of 2003 to 39.0% in the third quarter of 2004. This increase in gross margin percentage resulted mainly from continued growth in our tuxedo rental business, which carries a significantly higher incremental gross margin impact than our clothing sales, and from higher cumulative mark-ups and lower markdowns that produced higher clothing product margins. The gross margin percentage was also increased as occupancy cost, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, decreased modestly as a percentage of sales from the third quarter of 2003 to the third quarter of 2004. However, on an absolute dollar basis, occupancy costs increased by 7.2% from the third quarter of 2003 to the third quarter of 2004 due mainly to higher rent expense from our increased store count and renewals of existing leases at higher rates.

     Selling, general and administrative (“SG&A”) expenses, as a percentage of sales, were 32.0% for the third quarter of 2003 and 33.0% for the third quarter of 2004, with SG&A expenditures increasing by $14.9 million or 14.4% to $118.2 million. As a percentage of sales, advertising expense decreased from 4.7% to 3.8% of net sales, store salaries increased from 12.8% to 13.1% of net sales and other SG&A expenses increased from 14.5% to 16.1% of net sales. On an absolute dollar basis, the principal components of SG&A expenses increased primarily due to (i) increased commissions due to higher sales, (ii) increased store salaries, benefits and other costs associated with store personnel additions for tuxedo rental operations, (iii) increased legal costs related to various matters being litigated, (iv) consulting costs associated with ongoing Sarbanes Oxley Section 404 compliance efforts and (v) recognition of a $2.2 million pretax impairment charge related to certain technology assets.

     Interest expense increased from $1.0 million in the third quarter of 2003 to $1.4 million in the third quarter of 2004 while interest income remained at $0.3 million. Weighted average borrowings outstanding increased from $61.8 million in the third quarter of 2003 to $131.0 million for the third quarter of 2004, and the weighted average interest rate on outstanding indebtedness decreased from 4.6% to 3.4%. The increase in the weighted average borrowings was due primarily to the issuance of $130.0 million of 3.125% Notes in a private placement on October 21, 2003. A portion of the proceeds from the Notes was used to repay the balance outstanding on our Canadian credit facility. The decrease in the weighted average interest rate was due primarily to the lower interest rate on the Notes. See further discussion of the Notes in Note 6 of Notes to Consolidated Financial Statements and “Liquidity and Capital Resources” herein.

     Our effective income tax rate was 37.3% for the third quarter of 2003 and 2004, respectively. The effective tax rate was higher than the statutory U.S. federal rate of 35% primarily due to the effect of state income taxes.

     These factors resulted in net earnings of $12.6 million or 3.5% of net sales for the third quarter of 2004, compared with net earnings of $9.1 million or 2.8% of net sales for the third quarter of 2003.

     Nine Months Ended November 1, 2003 and October 30, 2004

     Our net sales were $1.088 billion for the nine months ended October 30, 2004, a $118.0 million or 12.2% increase from the same prior year period due mainly to a $87.8 million increase in clothing and alteration sales and a $23.6 million increase in tuxedo rental revenues. Our U.S. comparable store sales increased 8.3% due mainly to increased store traffic levels at our traditional Men’s Wearhouse stores and at our K&G stores where our hours of operation were extended from four days to seven days a week beginning September 1, 2004. At our traditional Men’s Wearhouse brand, a 7.5% increase in unit suit sales helped drive increases in other product categories, as well as an increase in alteration sales. In addition, our U.S. tuxedo rental business continued to grow with a 40.9% increase in tuxedo rental revenues. In Canada, comparable store sales increased 7.5% as a result of improved unit suit sales, a strong response by customers to Moores’ summer sale event which occurred during the second quarter and the rollout of the tuxedo rental business to all Moores stores at the beginning of this fiscal year. Combined U.S. and Canadian tuxedo rental revenues increased from 4.6% of total revenues in the first nine months of 2003 to 6.3% of total revenues in the first nine months of 2004.

     Gross margin increased $70.1 million or 19.9% over the same prior year period to $422.7 million for the first nine months of 2004. As a percentage of sales, gross margin increased from 36.4% for the first nine months of 2003 to 38.9% for the first nine months of 2004. This increase in gross margin percentage resulted mainly from continued growth in our tuxedo rental business, which carries a significantly higher incremental gross margin impact than our clothing sales, and from higher cumulative mark-ups and lower markdowns that produced higher clothing product margins. The gross margin percentage was also increased as occupancy cost, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, decreased modestly as a percentage of sales from the first nine months of 2003 to the first nine months of 2004. However, on an absolute dollar basis, occupancy costs increased by 6.2% from the first nine months of 2003 to the first nine months of 2004 due mainly to higher rent expense from our increased store count and renewals of existing leases at higher rates.

     SG&A expenses, as a percentage of sales, were 31.0% for the first nine months of 2003, compared to 31.8% for the first nine months of 2004, with SG&A expenditures increasing by $45.4 million or 15.1% to $346.3 million. As a percentage of sales, advertising expense decreased from 4.5% to 3.8% of net sales, store salaries increased from 12.3% to 12.8% of net sales and other SG&A expenses increased from 14.2% to 15.2% of net sales. On an absolute dollar basis, the principal components of SG&A expenses increased primarily due to (i) increased commissions due to higher sales, (ii) increased store salaries, benefits and other costs associated with store personnel additions for tuxedo rental operations, (iii) increased travel and training expenses related to incremental training for new and existing store personnel, (iv) increased legal costs related to various matters being litigated, (v) consulting costs associated with ongoing Sarbanes Oxley Section 404 compliance efforts and (vi) recognition of a $2.2 million pretax impairment charge related to certain technology assets. SG&A expenses were reduced in the first nine months of 2003 by the recognition of a $4.4 million deferred pretax gain from the sale in March 2002 of certain technology assets to an unrelated company regularly engaged in the development and licensing of software to the retail industry. However, most of the gain recognized was offset by $4.1 million in costs related to store closures and the write-off of certain technology assets.

     Interest expense increased from $2.5 million for the first nine months of 2003 to $4.2 million in the first nine months of 2004 while interest income remained at $1.0 million. Weighted average borrowings outstanding increased from $49.5 million in the prior year to $131.0 million for the first nine months of 2004, and the weighted average interest rate on outstanding indebtedness decreased from 5.4% to 3.4%. The increase in the weighted average borrowings was due primarily to the issuance of $130.0 million of 3.125% Notes in a private placement on October 21, 2003. A portion of the proceeds from the Notes was used to repay the balance outstanding on our Canadian credit facility. The decrease in the weighted average interest rate was due primarily to the lower interest rate on the Notes. See further discussion of the Notes in Note 6 of Notes to Consolidated Financial Statements and “Liquidity and Capital Resources” herein.

     Our effective income tax rate was 37.3% for the first nine months of 2003 and 2004, respectively. The effective tax rate was higher than the statutory U.S. federal rate of 35% primarily due to the effect of state income taxes.

     These factors resulted in net earnings of $45.9 million or 4.2% of net sales for the first nine months of 2004, compared with net earnings of $31.5 million or 3.3% of net sales for the first nine months of 2003.

Liquidity and Capital Resources

     In January 2003, we replaced an existing $125.0 million revolving credit facility which was scheduled to mature in February 2004 with a new revolving credit agreement with a group of banks (the “Credit Agreement”) that provides for borrowing of up to $100.0 million through February 4, 2006. In July 2004, we amended the Credit Agreement to extend the maturity date to July 7, 2009. The Credit Agreement is secured by substantially all of the stock of the subsidiaries of The Men’s Wearhouse, Inc. Advances under the Credit Agreement bear interest at a rate per annum equal to, at our option, the agent’s prime rate or the reserve adjusted LIBOR rate plus a varying interest rate margin up to 2.25%. The Credit Agreement also provides for fees applicable to unused commitments ranging from 0.275% to 0.500%. As of October 30, 2004, there were no borrowings outstanding under the Credit Agreement.

     The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain a minimum level of net worth and certain financial ratios. The Credit Agreement also prohibits payment of cash dividends on our common stock. We were in compliance with the covenants in the Credit Agreement as of October 30, 2004.

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

     We utilize letters of credit primarily for inventory purchases. At October 30, 2004, letters of credit totaling approximately $11.8 million were issued and outstanding.

     Working capital was $374.9 million at October 30, 2004, which is up from $356.8 million at January 31, 2004 and slightly down from $379.8 million at November 1, 2003. Historically, our working capital has been at its lowest level in January and February and has increased through November as inventory buildup occurs in preparation for the fourth quarter selling season.

     Our operating activities provided net cash of $24.6 million during the first nine months of 2003, due to net earnings, adjusted for non-cash charges (including recognition of a deferred gain on a sale of assets and an impairment charge for certain technology assets) and a decrease in accounts receivable and increases in accounts payable, accrued expenses and income taxes payable, offset partially by increases in inventories and other assets. During the first nine months of 2004, our operating activities provided net cash of $32.9 million, due mainly to net earnings, adjusted for non-cash charges (including an impairment charge for certain technology assets), and increases in accounts payable and accrued expenses offset partially by increases in inventories and other assets and a decrease in income taxes payable. Accounts receivable decreased in the first nine months of 2003 mainly due to collection of certain sales tax credits associated with our Canadian operations. Inventories and accounts payable increased in the first nine months of 2003 and 2004 mainly due to seasonal inventory buildup and the purchase of fabric used in the direct sourcing of inventory. The increase in accounts payable and accrued expenses in the first nine months of 2003 and 2004 were partially offset by payment of bonuses accrued at the end of the previous year and, in 2004, payment for treasury stock purchased as of the end of 2003. Other assets increased in the first nine months of 2003 and 2004 due mainly to purchases of tuxedo rental product. The 2004 decrease in income taxes payable was due primarily to the payment of taxes accrued at the end of 2003. The payment of taxes has increased due to increased earnings and the timing of previous tax payments.

     Our investing activities used net cash of $34.2 million and $66.0 million for the first nine months of 2003 and 2004, respectively. Cash used in investing activities was primarily comprised of capital expenditures relating to stores opened, remodeled or relocated during the period or under construction at the end of the period, distribution facility additions and infrastructure technology investments. For the first nine months of 2004, our cash used by investing activities also included $11.0 million for net assets acquired relating to our acquisition in September 2004 of the assets and operating leases for 11 retail dry cleaning and laundry facilities operating in the Houston, Texas area.

     Our financing activities provided net cash of $15.7 million for the first nine months of 2003, due mainly to proceeds received from the issuance of the Notes and proceeds from the issuance of our common stock for options exercised, offset by purchases of treasury stock and the repayment of our Canadian term loan. In November 2002, the Board of Directors authorized a program for the repurchase of up to $25.0 million of Company stock in the open market or in private transactions. A total of 1,057,100 shares at a cost of $24.1 million were repurchased in open market transactions under this new program during the first nine months of 2003. In September 2003, the Board of Directors authorized a program for the repurchase of up to $100.0 million of Company common stock in the open market or in private transactions. This authorization superceded the approximately $1.0 million we had remaining under the November 2002 authorization. As of November 1, 2003, we had repurchased under this program 1,405,400 shares at a cost of $42.4 million in private transactions and 235,600 shares at a cost of $6.9 million in open market transactions. A total of 2,698,100 shares at a cost of $73.4 million were repurchased under all authorized stock repurchase programs during the first nine months of 2003 at an average price per share of $27.22. As of October 30, 2004, we had repurchased under the September 2003 program 1,405,400 shares at a cost of $42.4 million in private transactions and 2,036,400 shares at a cost of $51.4 million in open market transactions, for a total of 3,441,800 shares at an average price per share of $27.25.

     During the first nine months of 2004, our financing activities used net cash of $5.3 million due mainly to purchases of treasury stock offset by proceeds from the issuance of our common stock for options exercised. In June 2004, the Board of Directors authorized a program for the repurchase of up to $50.0 million of Company common stock in the open market or in private transactions. This authorization superceded the approximately $6.2 million we had remaining under the September 2003 authorization. As of October 30, 2004, a total of 99,400 shares at a cost of $2.5 million were repurchased in open market transactions under this program at an average price per share of $24.99. During the first nine months of 2004, a total of 422,400 shares at a cost of $11.2 million were repurchased in open market transactions under all authorized stock repurchase programs at an average price per share of $26.48.

     On August 16, 2004, we purchased a store (land and building, which we had been leasing) in Dallas, Texas for $1.0 million from 8239 Preston Road, Inc., a Texas corporation of which George Zimmer, Chairman of the Board and CEO of the Company, James E. Zimmer, Senior Vice President of the Company, and Richard Goldman, a former officer and director of the Company, each owned 20% of the outstanding common stock, and Laurie Zimmer, sister of George and James E. Zimmer, owned 40% of the outstanding common stock.

     On August 20, 2004, we purchased a 1980 Gulfstream III aircraft from Regal Aviation L.L.C. (“Regal Aviation”) for $5.0 million. Regal Aviation operates a private air charter service and is a limited liability company of which George Zimmer owns 99%. In addition, on August 20, 2004, we entered into a leasing arrangement with Regal Aviation under which Regal Aviation will operate, manage and market the aircraft as well as provide the appropriate flight personnel and services. The aircraft will be utilized to provide air transportation from time to time for employees of the Company as well as be leased to third parties for charter.

     On October 15, 2004, we purchased, a warehouse facility located in Houston, Texas (the “Facility”) from Zig Zag for $0.7 million. Zig Zag is a Texas joint venture, in which Richard E. Goldman, a former officer and director of the Company, George Zimmer, Chairman of the Board and Chief Executive Officer of the Company, and James E. Zimmer, Senior Vice President — Merchandising of the Company, were the sole and equal joint venturers. Prior to the purchase of the Facility, we leased the Facility from Zig Zag.

     Based on the results of recent appraisals and review of the terms of other Regal Aviation leasing arrangements with unrelated third parties, we believe that the terms of the aircraft purchase and leasing agreements and the terms of the store purchase and the Facility purchase are comparable to what would have been available to us from unaffiliated third parties at the time such agreements were entered into.

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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are subject to exposure from fluctuations in U.S. dollar/Euro exchange rates. As further described in Note 3 of Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Information and Results of Operations — Liquidity and Capital Resources”, we utilize foreign currency forward exchange contracts to limit exposure to changes in currency exchange rates. At October 30, 2004, we had 30 contracts maturing in varying increments to purchase an aggregate notional amount of $13.7 million in foreign currency, maturing at various dates through December 2005. At November 1, 2003, we had 29 contracts maturing in varying increments to purchase an aggregate notional amount of $20.9 million in foreign currency, maturing at various dates through January 2005. Unrealized pretax gains on these forward contracts totaled approximately $0.1 million at November 1, 2003 and approximately $.8 million at October 30, 2004, respectively. A hypothetical 10% change in applicable October 30, 2004 forward rates could increase or decrease the October 30, 2004 unrealized pretax gain by approximately $1.4 million related to these positions. However, it should be noted that any change in the value of these contracts, whether real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged item.

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

ITEM 4 — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     The Company’s management, with the participation of the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the fiscal quarter ended October 30, 2004. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended October 30, 2004 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls over Financial Reporting

     There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended October 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

     On April 18, 2003, a lawsuit was filed against the Company in the Superior Court of California for the County of Orange, Case No. 03CC00132 (the “Orange County Suit”). The Orange County Suit was brought as a purported class action and alleges several causes of action, each based on the factual allegation that in the State of California the Company misclassified its managers and assistant managers as exempt from the application of certain California labor statutes. Because of this alleged misclassification, the Orange County Suit alleges that the Company failed to pay overtime compensation and provide the required rest periods to such employees. The Orange County Suit seeks, among other things, declaratory and injunctive relief along with an accounting as to alleged wages, premium pay, penalties, interest and restitution allegedly due the class defendants. We believe that the Orange County Suit will be resolved in 2005; however, no assurance can be given that the anticipated resolution will be realized. We do not believe the ultimate resolution of the Orange County Suit will have a material adverse effect on our financial position, results of operations or cash flows.

     On April 1, 2004, a lawsuit was filed against the Company in the Superior Court of California for the County of Los Angeles, Case No. BC313038 (the “PII Suit”). The PII Suit, which was brought as a purported class action, alleges two causes of action, each based on the factual allegation that the Company requests or requires, in conjunction with a customer’s use of his or her credit card, the customer to provide personal identification information which is recorded upon the credit card transaction form. The PII Suit seeks: (i) civil penalties pursuant to the California Civil Code; (ii) an order enjoining the Company from requesting or requiring that a customer provide personal identification information which is then recorded on the transaction form; (iii) permanent and preliminary injunctions against the Company requesting or requiring that a customer provide personal identification information which is then recorded on the transaction form; (iv) restitution of all funds allegedly acquired by means of any act or practice declared by the Court to be unlawful or fraudulent or to constitute a violation of the California Business and Professions Code; (v) attorney’s fees; and (vi) costs of suit. The court has not yet decided whether the action may proceed as a class action. The Court has determined that the claim for restitution may not proceed. The Company intends to vigorously defend the PII Suit. We do not believe the ultimate resolution of the PII Suit will have a material adverse effect on our financial position, results of operations or cash flows.

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

ITEM 6 — EXHIBITS

Exhibit
Number		Exhibit Index
31.1	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).
31.2	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).
32.1	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).
32.2	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 9, 2004	THE MEN’S WEARHOUSE, INC.
By /s/ NEILL P. DAVIS
Neill P. Davis
Executive Vice President, Chief Financial Officer and Principal Financial Officer