Form 10-K
period 2005-01-29
MENS WEARHOUSE INC
filed 2005-04-28
CIK 884217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

     For the fiscal year ended January 29, 2005 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

     For the transition period from                     to

Commission file number 1-16097

THE MEN’S WEARHOUSE, INC.

(Exact Name of Registrant as Specified in its Charter)

Texas (State or Other Jurisdiction of Incorporation or Organization)	74-1790172 (IRS Employer Identification Number)

5803 Glenmont Drive Houston, Texas (Address of Principal Executive Offices)	77081-1701 (Zip Code)

(713) 592-7200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, par value $.01 per share	Name of each exchange on which registered New York Stock Exchange

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑. No ☐.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of shares of common stock on the New York Stock Exchange on July 31, 2004, was approximately $812.0 million.

     The number of shares of common stock of the registrant outstanding on April 25, 2005 was 35,965,299 excluding 8,315,494 shares classified as Treasury Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated as to
Notice and Proxy Statement for the Annual Meeting of Shareholders scheduled to be held June 29, 2005.	Part III: Items 10,11,12, 13 and 14

FORM 10-K REPORT INDEX

PART I

ITEM 1. BUSINESS

General

     The Men’s Wearhouse began operations in 1973 as a partnership and was incorporated as The Men’s Wearhouse, Inc. (the “Company”) under the laws of Texas in May 1974. Our principal corporate and executive offices are located at 5803 Glenmont Drive, Houston, Texas 77081-1701 (telephone number 713/592-7200), and at 40650 Encyclopedia Circle, Fremont, California 94538-2453 (telephone number 510/657-9821), respectively. Unless the context otherwise requires, “Company”, “we”, “us” and “our” refer to The Men’s Wearhouse, Inc. and its wholly owned or controlled subsidiaries.

     Our website address is www.menswearhouse.com. Through the investor relations section of our website, we provide free access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The SEC also maintains a website that contains the Company’s filings at www.sec.gov.

The Company

     We are one of the largest specialty retailers of men’s suits in the United States and Canada. At January 29, 2005, our U.S. operations included 593 retail apparel stores in 44 states and the District of Columbia, primarily operating under the brand names of Men’s Wearhouse and K&G, with approximately 23% of our locations in Texas and California. At January 29, 2005, our Canadian operations included 114 retail apparel stores in 10 provinces operating under the brand name of Moores Clothing for Men. Below is a brief description of our brands:

     Men’s Wearhouse

     Under the Men’s Wearhouse brand, we target middle and upper-middle income men by offering quality merchandise at everyday low prices. In addition to value, we believe we provide a superior level of customer service. Men’s Wearhouse stores offer a broad selection of designer, brand name and private label merchandise at prices we believe are typically 20% to 30% below the regular prices found at traditional department and specialty stores. Our merchandise includes suits, sport coats, slacks, formal wear, business casual, sportswear, outerwear, dress shirts, shoes and accessories. We concentrate on business attire that is characterized by infrequent and more predictable fashion changes. Therefore, we believe we are not as exposed to trends typical of more fashion-forward apparel retailers, where significant markdowns and promotional pricing are more common. At January 29, 2005, we operated 517 Men’s Wearhouse stores in 44 states and the District of Columbia. These stores are referred to as “Men’s Wearhouse stores” or “traditional stores”.

     We also began a tuxedo rental program in selected Men’s Wearhouse stores during 1999 and now offer tuxedo rentals in substantially all of our Men’s Wearhouse stores. We believe this program generates incremental business for us without significant incremental personnel or real estate costs and broadens our customer base by drawing first-time and younger customers into our stores.

     K&G

     Under the K&G brand, we target the more price sensitive customer. At January 29, 2005, we operated 76 K&G stores in 25 states, which include four stores operating under the name The Suit Warehouse (in the metropolitan Detroit area). Forty-three of the K&G stores offer ladies’ career apparel that is also targeted to the more price sensitive customer.

     We believe that K&G’s more value-oriented superstore approach appeals to certain customers in the apparel market. K&G offers first-quality, current-season apparel and accessories comparable in quality to that of traditional department and specialty stores, at everyday low prices we believe are typically 30% to 70% below the regular prices charged by such stores. K&G’s merchandising strategy emphasizes broad assortments across all major categories, including tailored clothing, casual sportswear, dress furnishings, footwear and accessories. This merchandise selection, which includes brand name as well as private label merchandise, positions K&G to attract a wide range of customers in each of its markets. As with the Men’s Wearhouse brand, K&G’s philosophy of delivering everyday value distinguishes K&G from other retailers that adopt a more promotional pricing strategy.

     Moores

     Under the Moores brand, we target middle and upper-middle income men in Canada by offering quality merchandise at everyday low prices. Moores is one of Canada’s leading specialty retailers of men’s suits, with 114 retail apparel stores in 10 Canadian provinces at January 29, 2005. Similar to the Men’s Wearhouse stores, Moores stores offer a broad selection of quality merchandise at prices we believe are typically 20% to 30% below the regular prices charged by traditional Canadian department and specialty stores. Moores focuses on conservative, basic tailored apparel that we believe limits exposure to changes in fashion trends and the need for significant markdowns. Moores’ merchandise consists of suits, sport coats, slacks, business casual, dress shirts, sportswear, outerwear, shoes and accessories.

     In October 2003, we extended our tuxedo rental program to our Moores stores. During the first quarter of fiscal 2004, we completed the rollout of this program and began to offer tuxedo rentals at all of our Moores stores.

     Moores distinguishes itself from other Canadian retailers of menswear by manufacturing a significant portion of the tailored clothing for sale in its stores. Moores conducts its manufacturing operations through its wholly owned subsidiary, Golden Brand Clothing (Canada) Ltd. (“Golden Brand”), which is the second largest manufacturer of men’s suits and sport coats in Canada. Golden Brand’s manufacturing facility in Montreal, Quebec, includes a cutting room, fusing department, pant shop and coat shop. At full capacity, the coat shop can produce 13,000 units per week and the pant shop can produce 23,000 units per week. Beginning in 1999, Golden Brand also manufactures product for Men’s Wearhouse stores.

Expansion Strategy

Our expansion strategy includes:

•	opening additional Men’s Wearhouse, K&G and Moores stores in new and existing markets,

•	testing opportunities to market complementary products and services,

•	expanding our corporate apparel program, and

•	identifying strategic acquisition opportunities, including but not limited to international opportunities.

     In general terms, we consider a geographic area served by a common group of television stations as a single market.

     On a limited basis, we have acquired store locations, inventories, customer lists, trademarks and tradenames from existing menswear retailers in both new and existing markets. We may do so again in the future. At present, in 2005 we plan to open approximately 15 new Men’s Wearhouse stores, six new K&G stores and two Moores stores, to close two K&G stores and to expand and/or relocate approximately 24 existing Men’s Wearhouse stores, six existing K&G stores and eight existing Moores stores and to continue expansion in subsequent years. We believe that our ability to increase the number of traditional stores in the United States above 550 will be limited. However, we believe that additional growth opportunities exist through improving and diversifying the merchandise mix, relocating stores, expanding our K&G brand and adding complementary products and services.

     In connection with our strategy of testing opportunities to market complementary products and services, in December 2003 and in September 2004 we acquired the assets and operating leases for 13 and 11, respectively, retail dry cleaning and laundry facilities operating in the Houston, Texas area. We launched a rebranding campaign for these facilities in March 2005. At present, in 2005 we plan to open five retail dry cleaning and laundry facilities and relocate one facility. We may open or acquire additional facilities on a limited basis in 2005 as we continue to test market and evaluate the feasibility of developing a national retail dry cleaning and laundry line of business.

     As of January 29, 2005, we were operating six new casual clothing/sportswear concept stores that were opened during 2004 in order to test an expanded, more fashion-oriented merchandise concept for men and women. These stores are approximately 3,000 to 3,500 square feet and are located in high-end regional malls. They target the 25 to 35 year old customer with Latin-inspired store designs and offerings. In March 2005, it was determined that no further investments would be made into these fashion-oriented test concept stores and that the six stores operating at January 29, 2005 will be wound down over the course of fiscal 2005.

     During the fourth quarter of fiscal 2004, we opened two test bridal stores in the San Francisco Bay Area in order to test additional opportunities in the bridal industry. These stores are located contiguous to existing Men’s Wearhouse stores. We may open additional stores on a limited basis in 2005 as we continue to test the market and opportunities in the bridal industry. However, we do not expect these operations or expansion efforts to have a material effect on our financial position, results of operations or cash flows for 2005.

Merchandising

     Our stores offer a broad selection of designer, brand name and private label men’s business attire, including a consistent stock of core items (such as navy blazers, tuxedos and basic suits). Although basic styles are emphasized, each season’s merchandise reflects current fabric and color trends, and a small percentage of inventory, accessories in particular, are usually more fashion oriented. The broad merchandise selection creates increased sales opportunities by permitting a customer to purchase substantially all of his tailored wardrobe and accessory requirements, including shoes, at our stores. Within our tailored clothing, we offer an assortment of styles from a variety of manufacturers and maintain a broad selection of fabrics, colors and sizes. Based on the experience and expertise of our management, we believe that the depth of selection offered provides us with an advantage over most of our competitors.

     The Company’s inventory mix includes “business casual” merchandise designed to meet demand for such products resulting from more relaxed dress codes in the workplace. This merchandise consists of tailored and non-tailored clothing (sport coats, casual slacks, knits and woven sports shirts, sweaters and casual shoes) that complements the existing product mix and provides opportunity for enhanced sales without significant inventory risk.

     We do not purchase significant quantities of merchandise overruns or close-outs. We provide recognizable quality merchandise at consistent prices that assist the customer in identifying the value available at our stores. We believe that the merchandise at Men’s Wearhouse and Moores stores is generally offered 20% to 30% below traditional department and specialty store regular prices and that merchandise at K&G stores is generally 30% to 70% below regular retail prices charged by such stores. A ticket is affixed to each item, which displays our selling price alongside a price we believe reflects the regular, non-promotional price of the item at traditional department and specialty stores.

     By targeting men’s business attire, a category of men’s clothing characterized by infrequent and more predictable fashion changes, we believe we are not as exposed to trends typical of more fashion-forward apparel retailers. This allows us to carry basic merchandise over to the following season and reduces the need for markdowns; for example, a navy blazer or gray business suit may be carried over to the next season. Our Men’s Wearhouse and Moores stores have an annual sale that starts around Christmas and runs through the month of January, during which prices on many items are reduced 20% to 50% off the everyday low prices. This sale reduces stock at year-end and prepares for the arrival of the new season’s merchandise. We also have a similar event in mid-summer; however, the level of advertising for promotion of the summer event is lower than that for the year-end event.

     During 2002, 2003 and 2004, 56.5%, 55.2% and 54.4%, respectively, of our total net merchandise sales were attributable to tailored clothing (suits, sport coats and slacks) and 43.5%, 44.8% and 45.6%, respectively, were attributable to casual attire, sportswear, shoes, shirts, ties, outerwear and other.

     In addition to accepting cash, checks or nationally recognized credit cards, we offer our own private label credit card to Men’s Wearhouse and Moores customers. We have contracted with a third-party vendor to provide all necessary servicing and processing and to assume all credit risks associated with a private label credit card program. We believe that the private label credit card provides us with an important tool for targeted marketing and presents an excellent opportunity to communicate with our customers. Beginning in September 2004, all purchases made with the private label credit card at Men’s Wearhouse stores are entitled to a 5% discount. We believe that this change in our private label credit card under our Men’s Wearhouse brand will continue to provide us with an excellent opportunity to develop relationships with our customers. During 2004, our customers used the private label credit card for approximately 17% of our sales at Men’s Wearhouse stores and approximately 15% of our sales at Moores stores.

     We also offer loyalty programs to our Men’s Wearhouse and Moores customers. Under the loyalty programs, customers receive points for purchases. Points are equivalent to dollars spent on a one-for-one basis, excluding any sales tax dollars. Upon reaching 500 points, customers are issued a $50 rewards certificate which they may use to make purchases at Men’s Wearhouse or Moores stores. We believe that the loyalty programs allow us to cultivate long-term relationships with our customers. At the Men’s Wearhouse, all customers who register for our “Perfect Fit” loyalty program are eligible to participate and earn points for purchases. At Moores, the loyalty program points are earned only on purchases made with the Moores private label credit card. Prior to September 2004, the loyalty program points at Men’s Wearhouse were also limited to purchases made with the Men’s Wearhouse private label credit card.

Customer Service and Marketing

     The Men’s Wearhouse and Moores sales personnel are trained as clothing consultants to provide customers with assistance and advice on their apparel needs, including product style, color coordination, fabric choice and garment fit. For example, clothing consultants at Men’s Wearhouse stores attend an intensive training program at our training facility in Fremont, California, which is further supplemented with weekly store meetings, periodic merchandise meetings and frequent interaction with all levels of store management.

     We encourage our clothing consultants to be friendly and knowledgeable and to promptly greet each customer entering the store. Consultants are encouraged to offer guidance to the customer at each stage of the decision-making process, making every effort to earn the customer’s confidence and to create a professional relationship that will continue beyond the initial visit. Clothing consultants are also encouraged to contact customers after the purchase or pick-up of tailored clothing to determine whether customers are satisfied with their purchases and, if necessary, to take corrective action. Store personnel as well as Men’s Wearhouse customer services representatives operating from our corporate offices have full authority to respond to customer complaints and reasonable requests, including the approval of returns, exchanges, refunds, re-alterations and other special requests, all of which we believe helps promote customer satisfaction and loyalty.

     K&G stores are designed to allow customers to select and purchase apparel by themselves. For example, each merchandise category is clearly marked and organized by size, and suits are specifically tagged “Athletic Fit,” “Double-Breasted,” “Three Button,” etc., as a means of further assisting customers to easily select their styles and sizes. K&G employees assist customers with merchandise selection, including correct sizing.

     Each of our stores provides on-site tailoring services to facilitate timely alterations at a reasonable cost to customers. Tailored clothing purchased at a Men’s Wearhouse store will be pressed and re-altered (if the alterations were performed at a Men’s Wearhouse store) free of charge for the life of the garment.

     Because management believes that men prefer direct and easy store access, we attempt to locate our stores in regional strip and specialty retail centers or in freestanding buildings to enable customers to park near the entrance of the store.

     Our total annual advertising expenditures, which were $60.1 million, $62.9 million and $60.5 million in 2002, 2003 and 2004, respectively, are significant. The Company advertises principally on television and radio, which we consider the most effective means of attracting and reaching potential customers, and our advertising campaign is designed to reinforce our various brands.

Purchasing and Distribution

     We purchase merchandise from approximately 700 vendors. In 2004, no vendor accounted for 10% or more of purchases. Management does not believe that the loss of any vendor would significantly impact us. While we have no material long-term contracts with our vendors, we believe that we have developed an excellent relationship with our vendors, which is supported by consistent purchasing practices.

     We believe we obtain favorable buying opportunities relative to many of our competitors. We do not request cooperative advertising support from manufacturers, which reduces the manufacturers’ costs of doing business with us and enables them to offer us lower prices. Further, we believe we obtain better discounts by entering into purchase arrangements that provide for limited return policies, although we always retain the right to return goods that are damaged upon receipt or determined to be improperly manufactured. Finally, volume purchasing of specifically planned quantities purchased well in advance of the season enables more efficient production runs by manufacturers who, in turn, generally pass some of the cost savings back to us.

     We purchase a significant portion of our inventory through a direct sourcing program. In addition to finished product, we purchase fabric from mills and contract with certain factories for the assembly of the finished product to be sold in our U.S. and Canadian stores. Our direct sourcing arrangements for fabric and assembly have been with both domestic and foreign mills and factories. During 2002, 2003 and 2004, product procured through the direct sourcing program represented approximately 27%, 30% and 30%, respectively, of total inventory purchases for stores operating in the U.S. We expect that purchases through the direct sourcing program will represent approximately 32% of total U.S. purchases in 2005. During 2002, 2003 and 2004, our manufacturing operations at Golden Brand provided 43%, 34% and 32%, respectively, of inventory purchases for Moores stores and 8%, 9% and 10% during 2002, 2003 and 2004, respectively, of inventory purchases for Men’s Wearhouse stores.

     To protect against currency exchange risks associated with certain firmly committed and certain other probable, but not firmly committed, inventory transactions denominated in a foreign currency (primarily the Euro), we enter into forward exchange contracts. In addition, many of the purchases from foreign vendors are secured by letters of credit.

     We have entered into license agreements with a limited number of parties under which we are entitled to use designer labels such as “Gary Player®” and nationally recognized brand labels such as “Botany®” and “Botany 500®” in return for royalties paid to the licensor based on the costs of the relevant product. These license agreements generally limit the use of the individual label to products of a specific nature (such as men’s suits, men’s formal wear or men’s shirts). The labels licensed under these agreements will continue to be used in connection with a portion of the purchases under the direct sourcing program described above, as well as purchases from other vendors. We monitor the performance of these licensed labels compared to their cost and may elect to selectively terminate any license, as provided in the respective agreement. We have also purchased several trademarks, including “Cricketeer®,” “Joseph & Feiss®,” “Baracuta®”, “Pronto Uomo®,” “Linea Uomo®,” and “Twinhill®,” which are used similarly to our licensed labels. Because of the continued consolidation in the men’s tailored clothing industry, we may be presented with opportunities to acquire or license other designer or nationally recognized brand labels.

     All merchandise for Men’s Wearhouse stores is received into our central warehouse located in Houston, Texas. Merchandise for a store is picked and then moved to the appropriate staging area for shipping. In addition to the central distribution center in Houston, we have space within certain Men’s Wearhouse stores or separate hub warehouse facilities in the majority of our markets, which function as redistribution facilities for their respective areas. Most purchased merchandise for Moores and K&G stores is direct shipped by vendors to the stores. However, in fiscal 2005 our K&G stores will begin to receive merchandise consistent with our Men’s Wearhouse stores from our central warehouse located in Houston, Texas. This transition of the receipt of merchandise for our K&G stores is targeted for completion in the third quarter of fiscal 2005.

     We lease and operate 24 long-haul tractors and 54 trailers, which, together with common carriers, are used to transport merchandise from the vendors to our distribution facilities and from the distribution facilities to Men’s Wearhouse stores within each market. We also lease or own 95 smaller van-like trucks, which are used to deliver merchandise locally or within a given geographic region.

Competition

     We believe that the unit demand for men’s tailored clothing has generally declined over the past decade. Our primary competitors include specialty men’s clothing stores, traditional department stores, off-price retailers, manufacturer-owned and independently owned outlet stores and three-day stores. Over the past several years market conditions have resulted in consolidation of the industry. We believe that the principal competitive factors in the menswear market are merchandise assortment, quality, price, garment fit, merchandise presentation, store location and customer service.

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

Seasonality

     Like most retailers, our business is subject to seasonal fluctuations. In most years, over 30% of our net sales and over 40% of our net earnings have been generated during the fourth quarter of each year. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full year (see Note 12 of Notes to Consolidated Financial Statements).

Trademarks and Servicemarks

     We are the owner in the United States of the trademark and servicemark “The Men’s Wearhouse®” and of federal registrations therefor expiring in 2009, 2010 and 2012, respectively, subject to renewal. We have also been granted registrations for that trademark and servicemark in 43 of the 44 states (including Texas and California) in which we currently do business (as well as the District of Columbia) and have used those marks. We are also the owner of “MW Men’s Wearhouse (and design)®” and federal registrations therefor expiring in 2010 and 2011, respectively, subject to renewal. Our rights in the “The Men’s Wearhouse®” and “MW Men’s Wearhouse (and design) ®” marks are a significant part of our business, as the marks have become well known through our television and radio advertising campaigns. Accordingly, we intend to maintain our marks and the related registrations.

     We are also the owner in the United States of the servicemarks “The Suit Warehouse®” and “The Suit Warehouse (and logo),” which are tradenames used by certain of the stores in Michigan operated by K&G, and “K&G®”, which is a tradename used by K&G stores. K&G stores also operate under the tradenames “K&G Men’s Superstore®,” “K&G Men’s Center,” “K&G MenSmart” and “K&G Ladies®.” We own the registrations for “K&G®,” “K&G (stylized)®,” “K&G For Men. For Women. For Less®,” “K&G For Men. For Less®,” “K&G Men’s Superstore®,” “K&G Men’s Superstore (and design)® ,” “K&G Ladies®,” and “K&G Superstore®.” The application for the servicemark “K&G Ladies Superstore” is pending. In addition, we own or license other trademarks/servicemarks used in the business, principally in connection with the labeling of products purchased through the direct sourcing program.

     We are also the owner in the United States of the service mark “MWCLEANERS” as well as certain logos incorporating “MWCLEANERS” or the letters “MW” to identify dry cleaning services. The applications are currently pending with the United States Patent and Trademark Office.

     We own Canadian trademark registrations for the marks “Moores The Suit People®,” “Moores Vetements Pour Hommes®,” “Moores Vetements Pour Hommes (and design)®,” “Moores Clothing For Men®” and “Moores Clothing For Men (and design)®.” Moores stores operate under the tradenames “Moores Clothing For Men” and “Moores Vetements Pour Hommes.”

     We are also the owner in Canada of the service mark “MWCLEANERS” as well as certain logos incorporating “MWCLEANERS” or the letters “MW” to identify dry cleaning services. The applications are currently pending with the Canadian Trademarks Office.

Employees

     At January 29, 2005, we had approximately 13,200 employees, of whom approximately 9,900 were full-time and approximately 3,300 were part-time employees. Seasonality affects the number of part-time employees as well as the number of hours worked by full-time and part-time personnel. Approximately 899 of our employees at Golden Brand belong to the Union of Needletrades, Industrial and Textile Employees. Golden Brand is part of a collective bargaining unit, of which it is the largest company. The current union contract expires in November 2005.

ITEM 2. PROPERTIES

     As of January 29, 2005, we operated 593 retail apparel stores in 44 states and the District of Columbia and 114 retail apparel stores in the 10 Canadian provinces. The following table sets forth the location, by state or province, of these stores:

	Men’s
United States	Wearhouse	K&G	Moores
California	85
Texas	42	12
Florida	37	2
New York	27	3
Pennsylvania	23	3
Illinois	22	5
Michigan	20	6
Ohio	19	5
Georgia	17	6
Virginia	17	2
Washington	15	2
Massachusetts	14	3
Maryland	14	4
Colorado	12	2
North Carolina	12	2
New Jersey	12	7
Arizona	11
Missouri	11	1
Minnesota	9	2
Tennessee	9	1
Wisconsin	9	1
Connecticut	8	2
Oregon	8
Indiana	7	1
Louisiana	6	1
Alabama	5	1
Utah	5
Nevada	5
New Mexico	4
Kentucky	4	1
Kansas	3	1
Nebraska	3
New Hampshire	3
Oklahoma	3
South Carolina	3
Arkansas	2
Delaware	2
Iowa	2
Idaho	1
Maine	1
Mississippi	1
Rhode Island	1
South Dakota	1
West Virginia	1
District of Columbia	1

Canada
Ontario			50
Quebec			23
British Columbia			14
Alberta			12
Manitoba			5
New Brunswick			3
Nova Scotia			3
Saskatchewan			2
Newfoundland			1
Prince Edward Island			1

Total	517	76	114

     Men’s Wearhouse and Moores stores vary in size from approximately 2,950 to 15,100 total square feet (average square footage at January 29, 2005 was 5,595 square feet with 66% of stores having between 4,500 and 6,500 square feet). Men’s Wearhouse and Moores stores are primarily located in middle and upper-middle income regional strip and specialty retail shopping centers. We believe our customers generally prefer to limit the amount of time they spend shopping for menswear and seek easily accessible store sites.

     Men’s Wearhouse and Moores stores are designed to further our strategy of facilitating sales while making the shopping experience pleasurable. We attempt to create a specialty store atmosphere through effective merchandise presentation and sizing, attractive in-store signs and efficient checkout procedures. Most of these stores have similar floor plans and merchandise presentation to facilitate the shopping experience and sales process. Designer, brand name and private label garments are intermixed, and emphasis is placed on the fit of the garment rather than on a particular label or manufacturer. Each store is staffed with clothing consultants and sales associates and has a tailoring facility with at least one tailor.

     K&G stores vary in size from approximately 5,400 to 50,000 total square feet (average square footage at January 29, 2005 was 23,291 square feet with 42% of stores having between 15,000 and 25,000 square feet). K&G stores are “destination” stores located primarily in low-cost warehouses and second generation strip shopping centers that are easily accessible from major highways and thoroughfares. K&G has created a 25,000 square foot prototype men’s and ladies’ superstore with fitting rooms and convenient check-out, customer service and tailoring areas. K&G stores are organized to convey the impression of a dominant assortment of first-quality merchandise and to project a no-frills, value-oriented warehouse atmosphere. Each element of store layout and merchandise presentation is designed to reinforce K&G’s strategy of providing a large selection and assortment in each category. We seek to make K&G stores “customer friendly” by utilizing store signage and grouping merchandise by categories and sizes, with brand name and private label merchandise intermixed. To provide our customers with a greater sense of consistency and purchase opportunities, in September 2004 we extended our hours of operation at our K&G stores from four to seven days a week. Prior to September 1, 2004, our K&G stores were open for business on Thursdays, Fridays, Saturdays and Sundays only, except for a limited number of Monday holidays and an expanded schedule for certain holiday periods when the stores were open every day. Each store is typically staffed with a manager, assistant manager and other employees who serve as customer service and sales personnel and cashiers. Each store also has a tailoring facility with at least one tailor.

     We lease our stores on terms generally from five to ten years with renewal options at higher fixed rates in most cases. Leases typically provide for percentage rent over sales break points. Additionally, most leases provide for a base rent as well as “triple net charges”, including but not limited to common area maintenance expenses, property taxes, utilities, center promotions and insurance. In certain markets, we lease between 1,000 and 5,000 additional square feet as a part of a Men’s Wearhouse store or in a separate hub warehouse unit to be utilized as a redistribution facility in that geographic area.

     During 1999, we purchased a 46-acre site in Houston on which we have developed our principal warehouse and distribution facilities. The first phase of development, an approximately 385,000 square foot facility to support our tuxedo rental program and our flat-packed merchandise, became operational during 2001. In early 2003, we implemented an in-house tuxedo dry cleaning plant as part of the facility. In late 2003, we completed phase two of our development, an addition of approximately 242,000 square feet primarily to support the tuxedo rental program. In late 2004, we completed phase three of our development, an additional 300,000 square feet to accommodate the centralization of our warehouse and distribution program for K&G. In early 2005, we developed an additional 150,000 square feet in order to further accommodate our current and future operations as well as our E-commerce activities. We also own a 240,000 square foot facility situated on approximately seven acres of land in Houston, Texas which serves as an office, warehouse and distribution facility. Approximately 65,000 square feet of this facility is used as office space for our financial, information technology and construction departments with the remaining 175,000 square feet serving as a warehouse and distribution center. We also own a 150,000 square foot facility, situated on an adjacent six acres, comprised of approximately 9,000 square feet of office space and 141,000 square feet serving as a warehouse and distribution center.

     Our executive offices in Fremont, California are housed in a 35,500 square foot facility that we own. This facility serves as an office and training facility. We also lease 21,052 square feet of additional office space in two other locations and 27,000 square feet of warehouse space in Richmond, California.

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

     Moores leases a 37,700 square foot facility in Toronto, Ontario, comprised of approximately 17,900 square feet of office space and 19,800 square feet utilized for warehousing and distribution. Moores also leases a 48,930 square foot facility in Toronto that is utilized as its tuxedo distribution center. In January 2005, Moores purchased a building of approximately 131,000 square feet which will be utilized as its new tuxedo distribution center. The lease for the 48,930 square foot facility expires in early 2007. Negotiations for early termination of this lease or for the subletting of these premises are presently in progress. The new tuxedo distribution center is expected to be in operation by the end of the first quarter of fiscal 2005. In addition, Moores leases a 94,700 square foot warehouse and distribution center facility in Montreal, Quebec, and a 230,000 square foot facility in Montreal, Quebec, comprised of approximately 13,000 square feet of office space, 37,600 square feet of warehouse space and 179,400 square feet of manufacturing space.

     The lease for the 94,700 square foot warehouse and distribution center in Montreal will expire in early 2005. Moores will not renew this lease. Instead, in 2004, Moores purchased vacant land from the City of Montreal and constructed a 79,000 square foot facility on this land to function as its new warehouse and distribution center in Montreal, Quebec. This facility is comprised of 75,400 square feet of warehouse and distribution center operations and 3,600 square feet of office space. The newly constructed facility began operations in January 2005.

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

     On April 1, 2004, a lawsuit was filed against the Company in the Superior Court of California for the County of Los Angeles, Case No. BC313038 (the “PII Suit”). The PII Suit, which was brought as a purported class action, alleges two causes of action, each based on the factual allegation that the Company requests or requires, in conjunction with a customer’s use of his or her credit card, the customer to provide personal identification information which is recorded upon the credit card transaction form. The PII Suit seeks: (i) civil penalties pursuant to the California Civil Code; (ii) an order enjoining the Company from requesting or requiring that a customer provide personal identification information which is then recorded on the transaction form; (iii) permanent and preliminary injunctions against the Company requesting or requiring that a customer provide personal identification information which is then recorded on the transaction form; (iv) restitution of all funds allegedly acquired by means of any act or practice declared by the Court to be unlawful or fraudulent or to constitute a violation of the California Business and Professions Code; (v) attorney’s fees; and (vi) costs of suit. The Court has not yet decided whether the action may proceed as a class action. The Court has determined that the claim for restitution may not proceed. We have reached a tentative settlement; however, no assurance can be given that the Court will approve the settlement or that the anticipated resolution will be realized. We do not believe the ultimate resolution of the PII Suit will have a material adverse effect on our financial position, results of operations or cash flows.

     In addition, we are involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of our business. Management believes that none of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 29, 2005.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the New York Stock Exchange under the symbol “MW.” The following table sets forth, on a per share basis for the periods indicated, the high and low sale prices per share for our common stock as reported by the New York Stock Exchange:

	High	Low
Fiscal Year 2003
First quarter ended May 3, 2003	$17.05	$11.76
Second quarter ended August 2, 2003	26.00	15.80
Third quarter ended November 1, 2003	30.90	23.95
Fourth quarter ended January 31, 2004	31.25	21.41
Fiscal Year 2004
First quarter ended May 1, 2004	$28.14	$22.83
Second quarter ended July 31, 2004	27.25	22.90
Third quarter ended October 30, 2004	31.94	24.88
Fourth quarter ended January 29, 2005	34.51	30.15

     On April 25, 2005, there were approximately 1,580 holders of record and approximately 18,300 beneficial holders of our common stock.

     We have not paid cash dividends on our common stock and we currently intend to retain all of our earnings for the future operation and expansion of our business. Our credit agreement prohibits the payment of cash dividends on our common stock (see Note 3 of Notes to Consolidated Financial Statements).

ITEM 6. SELECTED FINANCIAL DATA

     The following selected statement of earnings, balance sheet and cash flow information for the fiscal years indicated has been derived from our audited consolidated financial statements. The Selected Financial Data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes thereto. References herein to years are to the Company’s 52-week or 53-week fiscal year, which ends on the Saturday nearest January 31 in the following calendar year. For example, references to “2004” mean the fiscal year ended January 29, 2005. All fiscal years for which financial information is included herein had 52 weeks, except 2000 which had 53 weeks.

	2000 (5)	2001 (5)	2002 (5)	2003 (5)	2004
	(as restated-	(as restated-	(as restated-	(as restated-
	note 13)	note 13)	note 13)	note 13)
	(Dollars and shares in thousands, except
	per share and per square foot data)
Statement of Earnings Data:
Net sales	$1,333,501	$1,273,154	$1,295,049	$1,392,680	$1,546,679
Gross margin	514,404	450,049	454,239	513,446	603,004
Operating income	140,896	72,779	69,300	81,783	118,088
Net earnings	84,505	42,628	42,355	49,734	71,356
Net earnings per share of common stock:
Basic	$2.02	$1.04	$1.04	$1.28	$1.98
Diluted	$1.99	$1.03	$1.04	$1.27	$1.94
Weighted average shares outstanding	41,769	40,997	40,590	38,789	36,029
Weighted average shares outstanding plus dilutive potential common shares	42,401	41,446	40,877	39,295	36,813

Operating Information:
Percentage increase/(decrease) in comparable US store sales (1)	3.3%	(10.2)%	(3.1)%	6.1%	7.3%
Percentage increase/(decrease) in comparable Canadian store sales (1)	8.3%	4.2%	(2.1)%	(5.1)%	7.1%
Average square footage — all stores (2)	6,520	7,046	7,174	7,411	7,497
Average sales per square foot of selling space (3)	$406	$336	$319	$338	$368

Number of retail apparel stores (4) :
Open at beginning of the period	614	651	680	689	693
Opened	39	32	16	13	20
Acquired	1	—	—	—	—
Closed	(3)	(3)	(7)	(9)	(6)

Open at end of the period	651	680	689	693	707

Cash Flow Information:
Capital expenditures	$81,312	$67,169	$47,380	$49,663	$85,392
Depreciation and amortization	35,245	43,877	46,885	50,993	53,319
Purchase of treasury stock	7,871	30,409	28,058	109,186	11,186

	February 3,	February 2,	February 1,	January 31,	January 29,
	2001 (5)	2002 (5)	2003 (5)	2004 (5)	2005
	(as restated-	(as restated-	(as restated-	(as restated-
	note 13)	note 13)	note 13)	note 13)
Balance Sheet Information:
Cash and cash equivalents	$84,426	$38,644	$84,924	$132,146	$165,008
Working capital	317,923	303,539	326,060	357,045	388,229
Total assets	722,810	728,976	780,104	878,127	993,322
Long-term debt	42,645	37,740	38,709	131,000	130,000
Shareholders’ equity	490,521	504,809	526,585	487,792	568,848

(1)	Comparable store sales data is calculated by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period. Fiscal year 2000 is calculated on a 52-week basis.

(2)	Average square footage — all stores is calculated by dividing the total square footage for all stores open at the end of the period by the number of stores open at the end of such period.

(3)	Average sales per square foot of selling space is calculated by dividing total selling square footage for all stores open the entire year into total sales for those stores.

(4)	Retail apparel stores include stores operating under our Men’s Wearhouse, K&G and Moores brands.

(5)	Fiscal years 2002 and 2003 have been restated to reflect certain lease accounting adjustments as discussed in Note 13 of Notes to Consolidated Financial Statements. Conforming adjustments have been made to fiscal years 2000 and 2001.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement of Financial Statements

     Management’s Discussion and Analysis of Financial Condition and Results of Operations as presented herein gives effect to the restatement of our consolidated financial statements for fiscal 2002 and 2003 for certain lease accounting adjustments. See Note 13 of Notes to Consolidated Financial Statements for a description of the adjustments.

General

     The Men’s Wearhouse opened its first store in Houston, Texas in August 1973, and we are now one of the largest specialty retailers of men’s suits in the United States and Canada. At January 29, 2005, we operated 707 retail apparel stores with 593 stores in the United States and 114 stores in Canada. Our U.S. stores are primarily operated under the brand names of Men’s Wearhouse (517 stores) and K&G (76 stores) in 44 states and the District of Columbia. Our Canadian stores are operated under the brand name of Moores Clothing for Men in ten provinces. For 2004, we had revenues of $1.547 billion and net earnings of $71.4 million, compared to revenues of $1.393 billion and net earnings of $49.7 million in 2003 and revenues of $1.295 billion and net earnings of $42.4 million in 2002. The more significant factors impacting these results are addressed in the “Results of Operations” discussion below.

     Under the Men’s Wearhouse and Moores brands, which contributed approximately 80% of our revenues, we target middle and upper-middle income men by offering quality merchandise at everyday low prices. Because we concentrate on men’s “wear-to-work” business attire which is characterized by infrequent and more predictable fashion changes, we believe we are not as exposed to trends typical of more fashion-forward apparel retailers, where significant markdowns and promotional pricing are more common. In addition, because this inventory mix includes “business casual” merchandise, we are able to meet demand for such products resulting from the trend over the past decade toward more relaxed dress codes in the workplace. We also strive to provide a superior level of customer service by training our sales personnel as clothing consultants and offering on-site tailoring services in each of our stores. We believe that the quality, value, selection and service we provide to our Men’s Wearhouse and Moores customers have been significant factors in enabling us to consistently gain market share within both the U.S. and Canadian markets for men’s tailored apparel. In addition, we have expanded our customer base and leveraged our existing infrastructure by completing the rollout of our tuxedo rental program to nearly all of our Men’s Wearhouse stores in early 2002 and to all of our Moores stores during the first quarter of fiscal 2004. As a percentage of total revenues, tuxedo rentals have grown from 2.5% in 2002 to 3.7% in 2003 and 5.0% in 2004. These revenues are expected to continue to increase in 2005 as the program continues to mature.

     Under the K&G brand, we target the more price sensitive customer with a value-oriented superstore approach. K&G’s merchandising strategy emphasizes broad assortments of men’s apparel across all major categories, including tailored clothing, casual sportswear, dress furnishings, footwear and accessories. In addition, 43 of the 76 K&G stores operating at January 29, 2005 offer ladies’ career apparel that is also targeted to the more price sensitive customer. Although K&G employees assist customers with merchandise selection, including correct sizing, the stores are designed to allow customers to select and purchase apparel by themselves. Each store also provides on-site tailoring services.

     Like most retailers, our business is subject to seasonal fluctuations. In most years, more than 30% of our net sales and more than 40% of our net earnings have been generated during the fourth quarter of each year. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full year.

     We opened 16 stores in 2002, 13 stores in 2003 and 20 stores in 2004 under our Men’s Wearhouse, K&G and Moores brands. Expansion is generally continued within a market as long as management believes it will provide profitable incremental sales volume. In 2005, we plan to open approximately 15 new Men’s Wearhouse stores, six new K&G stores and two new Moores stores and to expand and/or relocate approximately 24 existing Men’s Wearhouse stores, six existing K&G stores and eight existing Moores stores. The average cost (excluding telecommunications and point-of-sale equipment and inventory) of opening a new store is expected to be approximately $0.4 million in 2005. Although we believe that our ability to increase the number of Men’s Wearhouse stores in the U.S. above 550 will be limited, we believe that additional growth opportunities exist through improving and diversifying the merchandise mix, relocating stores, expanding our K&G brand and adding complementary products and services.

     We have closed 22 stores in the three years ended January 29, 2005. Generally, in determining whether to close a store, we consider the store’s historical and projected performance and the continued desirability of the store’s location. In determining store contribution, we consider net sales, cost of sales and other direct store costs, but exclude buying costs, corporate overhead, depreciation and amortization, financing costs and advertising. Store performance is continually monitored and, occasionally, as regions and shopping areas change, we may determine that it is in our best interest to close or relocate a store. In 2002, five stores were closed due to substandard performance or lease expiration and two stores were closed when their operations were combined with other existing area stores. In 2003, nine stores were closed due to substandard performance. In 2004, six stores were closed due to substandard performance or lease expiration. We plan to close two stores in 2005.

     During 2004, we opened six new casual clothing/sportswear concept stores in order to test an expanded, more fashion-oriented merchandise concept for men and women. In March 2005, it was determined that no further investments would be made into these stores and that the six stores operating at January 29, 2005 will be wound down over the course of fiscal 2005.

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

     Our accounting policies are described in Note 1 of Notes to Consolidated Financial Statements. We consistently apply these policies and periodically evaluate the reasonableness of our estimates in light of actual events. Historically, we have found our critical accounting policies to be appropriate and our estimates and assumptions reasonable. We believe our critical accounting policies and our most significant estimates are those that relate to inventories and long-lived assets, including goodwill, our estimated liabilities for the self-insured portions of our workers’ compensation and employee health benefit costs and our income taxes.

     Our inventory is carried at the lower of cost or market. Cost is determined on the average cost method for approximately 78% of our inventory and on the retail inventory method for the remaining 22%. Our inventory cost also includes estimated procurement and distribution costs (warehousing, freight, hangers and merchandising costs) associated with the inventory, with the balance of such costs included in cost of sales. We make assumptions, based primarily on historical experience, as to items in our inventory that may be damaged, obsolete or salable only at marked down prices and reduce the cost of inventory to reflect the market value of these items. If actual damages, obsolescence or market demand is significantly different from our estimates, additional inventory write-downs could be required. In addition, procurement and distribution costs are allocated to inventory based on the ratio of annual product purchases to average inventory cost. If this ratio were to change significantly, it could materially affect the amount of procurement and distribution costs included in cost of sales.

     We make judgments about the carrying value of long-lived assets, such as property and equipment and amortizable intangibles, and the recoverability of goodwill whenever events or changes in circumstances indicate that an other-than-temporary impairment in the remaining value of the assets recorded on our balance sheet may exist. We test goodwill for impairment annually in the fourth quarter of each year or more frequently if circumstances dictate. To estimate the fair value of long-lived assets, including goodwill, we make various assumptions about the future prospects for the brand that the asset relates to and typically estimate future cash flows to be generated by these brands. Based on these assumptions and estimates, we determine whether we need to take an impairment charge to reduce the value of the asset stated on our balance sheet to reflect its estimated fair value. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. In 2003 and 2004 respectively, we recorded pretax impairment charges of $2.5 million and $2.2 million, respectively, related to certain technology assets.

     We self-insure portions of our workers’ compensation and employee medical costs. We estimate our liability for future payments under these programs based on historical experience and various assumptions as to participating employees, health care costs, number of claims and other factors, including industry trends and information provided to us by our insurance broker. We also use actuarial estimates with respect to workers’ compensation. If the number of claims or the costs associated with those claims were to increase significantly over our estimates, additional charges to earnings could be necessary to cover required payments.

     Significant judgment is required in determining the provision for income taxes and the related taxes payable and deferred tax assets and liabilities since, in the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. Additionally, our tax returns are subject to audit by various domestic and foreign tax authorities that could result in material adjustments or differing interpretations of the tax laws. Although we believe that our estimates are reasonable and are based on the best available information at the time that we prepare the provision, actual results could differ from these estimates resulting in a final tax outcome that may be materially different from that which is reflected in our consolidated financial statements.

Results of Operations

     The following table sets forth the Company’s results of operations expressed as a percentage of net sales for the periods indicated:

	Fiscal Year
	2002	2003	2004
Net sales	100.0%	100.0%	100.0%
Cost of goods sold, including buying, distribution and occupancy costs	64.9	63.1	61.0

Gross margin	35.1	36.9	39.0
Selling, general and administrative expenses	29.7	31.0	31.4

Operating income	5.4	5.9	7.6
Interest income	(0.1)	(0.1)	(0.1)
Interest expense	0.2	0.3	0.4

Earnings before income taxes	5.3	5.7	7.3
Provision for income taxes	2.0	2.1	2.7

Net earnings	3.3%	3.6%	4.6%

2004 Compared with 2003

     The following table presents a breakdown of 2003 and 2004 net sales of the Company from stores open in each of these periods (in millions):

	Net Sales
			Increase/
Stores	2003	2004	(Decrease)
Stores opened in 2004	$—	$18.3	$18.3
Stores opened in 2003	12.0	34.9	22.9
Stores opened before 2003	1,376.7	1,479.6	102.9

	1,388.7	1,532.8	144.1
Other	4.0	13.9	9.9

Total	$1,392.7	$1,546.7	$154.0

     The Company’s net sales increased $154.0 million, or 11.1%, to $1.547 billion for 2004 due mainly to a $117.7 million increase in clothing and alteration sales and an $26.5 million increase in tuxedo rental revenues. Our U.S. comparable store sales (which are calculated by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period) increased 7.3% due mainly to increased store traffic levels at our traditional Men’s Wearhouse stores and at our K&G stores where the hours of operation were extended from four days to seven days a week beginning September 1, 2004. We also experienced a strong response from customers during the third quarter of 2004 due to the expansion of our Men’s Wearhouse customer loyalty program. At our core Men’s Wearhouse brand, a 5.5% increase in unit suit sales helped drive increases in other product categories as well as in alteration sales. In addition, our U.S. tuxedo rental business continued to grow with a 40.9% increase in tuxedo rental revenues. In Canada, comparable store sales increased 7.1% as a result of improved unit suit sales and the rollout of the tuxedo rental business to all Moores stores at the beginning of this fiscal year. Combined U.S. and Canadian tuxedo rental revenues increased from 3.7% of total revenues in 2003 to 5.0% of total revenues in 2004.

     Gross margin increased $89.6 million, or 17.4%, to $603.0 million in 2004. As a percentage of sales, gross margin increased from 36.9% in 2003 to 39.0% in 2004. This increase in gross margin percentage resulted mainly from continued growth in our tuxedo rental business, which carries a significantly higher incremental gross margin impact than our clothing sales, and from higher cumulative mark-ups that produced higher clothing product margins. The gross margin percentage was also increased as occupancy cost, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, decreased modestly as a percentage of sales from 2003 to 2004. However, on an absolute dollar basis, occupancy costs increased by 6.7% from 2003 to 2004 due mainly to higher rent expense from our increased store count and renewals of existing leases at higher rates and increased depreciation.

     Selling, general and administrative (“SG&A”) expenses, as a percentage of sales, were 31.4% in 2004 compared to 31.0% in 2003, with SG&A expenditures increasing by $53.3 million or 12.3% to $484.9 million. On an absolute dollar basis, advertising decreased by $2.4 million, store salaries increased by $27.1 million and other SG&A increased by $28.6 million. As a percentage of sales, advertising expense decreased from 4.5% to 3.9%, store salaries increased from 12.3% to 12.8% and other SG&A expenses increased from 14.2% to 14.7%. On an absolute dollar basis, the principal components of SG&A expenses increased primarily due to (i) increased commissions due to higher sales, (ii) increased store salaries, benefits and other costs associated with store personnel additions for tuxedo rental operations, (iii) increased travel and training expenses related to incremental training for new and existing store personnel, (iv) increased legal costs related to various matters being litigated, (v) consulting costs associated with ongoing Sarbanes Oxley Section 404 compliance efforts and (vi) recognition of a $2.2 million pretax impairment charge related to certain technology assets. SG&A expenses were reduced in 2003 by the recognition of a $4.4 million deferred pretax gain from the sale in March 2002 of certain technology assets to an unrelated company regularly engaged in the development and licensing of software to the retail industry. However, the gain recognized in 2003 was more than offset by $2.9 million in costs related to store closures, $2.5 million in costs related to the write-off of certain technology assets and $3.7 million in litigation costs related to certain California lawsuits.

     Interest expense increased from $4.0 million in 2003 to $5.9 million in 2004 while interest income remained at $1.5 million. Weighted average borrowings outstanding increased from $70.0 million in the prior year to $130.9 million in 2004, and the weighted average interest rate on outstanding indebtedness decreased from 4.6% to 3.6%. The increase in the weighted average borrowings was due primarily to the issuance of $130.0 million of 3.125% Notes in a private placement on October 21, 2003. A portion of the proceeds from the Notes was used to repay outstanding indebtedness. The decrease in the weighted average interest rate was due primarily to the lower interest rate on the Notes. See further discussion of the Notes in Note 3 of Notes to Consolidated Financial Statements and “Liquidity and Capital Resources” herein.

     Our effective income tax rate was 37.3% for each of the years ended January 29, 2005 and January 31, 2004. The effective tax rate was higher than the statutory U.S. federal rate of 35% primarily due to the effect of state income taxes.

     These factors resulted in 2004 net earnings of $71.4 million or 4.6% of net sales, compared with 2003 net earnings of $49.7 million or 3.6% of net sales.

2003 Compared with 2002

     The following table presents a breakdown of 2002 and 2003 net sales of the Company from stores open in each of these periods (in millions):

	Net Sales
			Increase/
Stores	2002	2003	(Decrease)
Stores opened in 2003	$—	$12.0	$12.0
Stores opened in 2002	24.6	36.1	11.5
Stores opened before 2002	1,266.9	1,340.6	73.7

	1,291.5	1,388.7	97.2
Other	3.5	4.0	0.5

Total	$1,295.0	$1,392.7	$97.7

     The Company’s net sales increased $97.7 million, or 7.5%, to $1.393 billion for 2003 due mainly to a $78.8 million increase in clothing and alteration sales and an $18.3 million increase in tuxedo rental revenues. Our U.S. comparable store sales increased 6.1% as improvement was experienced in nearly all product categories. At our core

Men’s Wearhouse brand, a 14.9% increase in unit suit sales helped drive increases in other product categories as well as in alteration sales. In addition, our tuxedo rental business continued to grow following its rollout to nearly all of the Men’s Wearhouse stores in early 2002 with tuxedo rental revenues increasing from 2.5% of total net sales in 2002 to 3.7% in 2003. Store traffic also increased, not only from our tuxedo rental customers, but also from efforts started in 2002 to increase our mix of opening price point product and to increase our penetration into the traditional clothing market. In Canada, comparable store sales for 2003 decreased 5.1% from 2002 due mainly to unusually severe and extended winter weather conditions during the first quarter, a shorter summer sale period during the second quarter and softer demand overall in the Canadian men’s apparel market experienced throughout 2003. However, this decrease was more than offset by the foreign currency exchange rate translation effect from the strengthening of the Canadian dollar.

     Gross margin increased $59.2 million, or 13.0%, to $513.4 million in 2003. As a percentage of sales, gross margin increased from 35.1% in 2002 to 36.9% in 2003. This increase in gross margin percentage resulted mainly from continued growth in our tuxedo rental business, which carries a significantly higher incremental gross margin impact than our clothing sales, and from higher cumulative mark-ups that produced higher clothing product margins. The gross margin percentage was also increased as occupancy cost, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, decreased modestly as a percentage of sales from 2002 to 2003. However, on an absolute dollar basis, occupancy costs increased by 5.3% from 2002 to 2003 due mainly to higher rent expense from our increased store count and renewals of existing leases at higher rates and increased depreciation.

     Selling, general and administrative (“SG&A”) expenses, as a percentage of sales, were 31.0% in 2003 compared to 29.7% in 2002, with SG&A expenditures increasing by $46.7 million or 12.1% to $431.7 million. On an absolute dollar basis, advertising increased by $2.8 million, store salaries increased by $15.3 million and other SG&A increased by $28.6 million. As a percentage of sales, advertising expense decreased from 4.6% to 4.5%, store salaries increased from 12.1% to 12.3% and other SG&A expenses increased from 13.0% to 14.2%. On an absolute dollar basis, the principal components of SG&A expenses increased primarily due to (i) the elimination of media spending reductions imposed in 2002, (ii) increased commissions and bonuses due to higher sales, (iii) increased store and warehouse salaries, benefits and other costs associated with a 47% increase in unit tuxedo rentals, (iv) increased non-store salaries, benefits and other costs related to our expansion strategies and (v) higher insurance costs. SG&A expenses were reduced by the recognition of a $4.4 million deferred pretax gain from the sale, in March 2002, of certain technology assets to an unrelated company regularly engaged in the development and licensing of software to the retail industry (see “Other Matters” herein). However, the gain recognized in 2003 was more than offset by $2.9 million in costs related to store closures, $2.5 million in costs related to the write-off of certain technology assets and $3.7 million in litigation costs related to certain California lawsuits.

     Interest expense, net of interest income, increased from $1.3 million in 2002 to $2.5 million in 2003. Weighted average borrowings outstanding increased $30.2 million from the prior year to $70.0 million in 2003, and the weighted average interest rate on outstanding indebtedness decreased from 4.9% to 4.6%. The increase in the weighted average borrowings was due primarily to the issuance of $130.0 million of 3.125% Notes in a private placement on October 21, 2003. A portion of the proceeds from the Notes was used to repay the balance outstanding on our Canadian credit facility. The decrease in the weighted average interest rate was due primarily to the lower interest rate on the Notes. Interest expense was offset by interest income from the investment of excess cash of $1.0 million in 2002 and $1.5 million in 2003. See further discussion of the Notes in Note 3 of Notes to Consolidated Financial Statements and “Liquidity and Capital Resources” herein.

     Our effective income tax rate for the year ended January 31, 2004 was 37.3% compared to 37.7% for the prior year. The effective tax rate was higher than the statutory federal rate of 35% primarily due to the effect of state income taxes.

     These factors resulted in 2003 net earnings of $49.7 million or 3.6% of net sales, compared with 2002 net earnings of $42.4 million or 3.3% of net sales.

Liquidity and Capital Resources

     In January 2003, we replaced an existing $125.0 million revolving credit facility which was scheduled to mature in February 2004 with a new revolving credit agreement with a group of banks (the “Credit Agreement”) that provides for borrowing of up to $100.0 million through February 4, 2006. In July 2004, we amended the Credit Agreement to extend the maturity date to July 7, 2009. The Credit Agreement is secured by substantially all of the stock of the subsidiaries of The Men’s Wearhouse, Inc. Advances under the Credit Agreement bear interest at a rate per annum equal to, at our option, the agent’s prime rate or the reserve adjusted LIBOR rate plus a varying interest rate margin up to 2.25%. The Credit Agreement also provides for fees applicable to unused commitments ranging from 0.275% to 0.500%. As of January 29, 2005, there were no borrowings outstanding under the Credit Agreement.

     The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain a minimum level of net worth and certain financial ratios. The Credit Agreement also prohibits payment of cash dividends on our common stock. We were in compliance with the covenants in the Credit Agreement as of January 29, 2005.

     On October 21, 2003, we issued $130.0 million of 3.125% Notes in a private placement. A portion of the net proceeds from the Notes was used to repay outstanding indebtedness and to repurchase shares of our common stock under the program authorized by the Board in September 2003 (see below); the balance is reserved for general corporate purposes, which may include additional purchases of our common stock under our share repurchase program. Interest on the Notes is payable semi-annually on April 15 and October 15 of each year, beginning on April 15, 2004. The Notes will mature on October 15, 2023. However, holders may require us to purchase all or part of the Notes, for cash, at a purchase price of 100% of the principal amount per Note plus accrued and unpaid interest on October 15, 2008, October 15, 2013 and October 15, 2018 or upon a designated event. Beginning on October 15, 2008, we will pay additional contingent interest on the Notes if the average trading price of the Notes is above a specified level during a specified period. In addition, we may redeem all or a portion of the Notes on or after October 20, 2008, at 100% of the principal amount of the Notes plus any accrued and unpaid interest, contingent interest and additional amounts, if any. We also have the right to redeem the Notes between October 20, 2006 and October 19, 2008 if the price of our common stock reaches certain levels.

     During certain periods, the Notes are convertible by holders into shares of our common stock initially at a conversion rate of 23.3187 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of $42.88 per share of common stock (subject to adjustment in certain events), under the following circumstances: (1) if the closing sale price of our common stock issuable upon conversion exceeds 120% of the conversion price under specified conditions; (2) if we call the Notes for redemption; or (3) upon the occurrence of specified corporate transactions. Upon conversion of the Notes, in lieu of delivering common stock we may, at our election, deliver cash or a combination of cash and common stock. However, on January 28, 2005, we entered into a supplemental indenture relating to the Notes and irrevocably elected to settle the principal amount at issuance of such Notes in 100% cash when they become convertible and are surrendered by the holders thereof. The Notes are general senior unsecured obligations, ranking on parity in right of payment with all our existing and future unsecured senior indebtedness and our other general unsecured obligations, and senior in right of payment with all our future subordinated indebtedness. The Notes are effectively subordinated to all of our senior secured indebtedness and all indebtedness and liabilities of our subsidiaries.

     In December 2003, we acquired the assets and operating leases for 13 retail dry cleaning and laundry facilities and issued a note payable for $1.0 million as partial consideration. The unsecured note payable, with interest at 4%, was paid in full in January 2005.

     We utilize letters of credit primarily for inventory purchases. At January 29, 2005, letters of credit totaling approximately $14.5 million were issued and outstanding.

     Our primary sources of working capital are cash flow from operations and borrowings under the Credit Agreement. We had working capital of $326.1 million, $357.0 million and $388.2 million at the end of 2002, 2003 and 2004, respectively. Historically, our working capital has been at its lowest level in January and February, and has increased through November as inventory buildup occurs in preparation for the fourth quarter selling season. Working capital at the end of fiscal year 2004 is higher than fiscal year 2002 and 2003 due mainly to our increased inventory levels and cash balances.

     Our operating activities provided net cash of $115.0 million in 2002, $119.7 million in 2003 and $130.0 million in 2004 mainly because cash provided by net earnings, as adjusted for non-cash charges, and increases in payables and accrued expenses more than offset cash used for other assets, inventories (2003 and 2004) and decreases in income taxes payable (2002 and 2004). Inventory decreased $17.3 million in 2002. A modest increase in net sales in 2002, combined with our high inventory levels at the end of 2001 and a modification to our inventory mix at our Men’s Wearhouse stores to increase our offering of opening price point product, resulted in lower planned inventory purchases through most of 2002. However, our buying patterns normalized in the last quarter of 2002 and resulted in an increase of $19.6 million in accounts payable and accrued expenses for the year. In 2003 and 2004, inventories increased $21.6 million and $13.7 million, respectively, as sales increased and we continued our normal buying patterns. The increase in accounts payable and accrued expenses of $35.5 million and $28.1 million in 2003 and 2004, respectively, was due to the increased inventories as well as higher bonuses earned as a result of increased sales and, in 2003, higher insurance costs. In 2004, the increase in accounts payable and accrued expenses was also due to the expansion of our Men’s Wearhouse customer loyalty program and increased customer purchases of gift cards. Other assets increased in each of the years primarily due to increased investment in tuxedo rental product. Income taxes payable decreased in 2002 mainly due to a lower effective tax rate associated with the mix of federal and state earnings in 2002; the increase in income taxes payable in 2003 resulted from increased earnings and the timing of tax payments, offset in part by a further reduction in the effective tax rate. The decrease in income taxes payable in 2004 was due primarily to increased estimated tax payments made during the year due to increased earnings and the timing of previous tax payments.

     Our investing activities used net cash of $43.2 million, $55.8 million and $96.9 million in 2002, 2003 and 2004, respectively, due mainly to capital expenditures of $47.4 million, $49.7 million and $85.4 million in 2002, 2003 and 2004, respectively. Our capital expenditures relate to costs incurred for stores opened, remodeled or relocated during the year or under construction at the end of the year, distribution facility additions and infrastructure technology investments as detailed below. However, during 2002, cash used for capital expenditures was partially offset by $6.8 million of net proceeds received from the sale of certain technology assets to an unrelated company regularly engaged in the development and licensing of software to the retail industry. Approximately $4.4 million of this amount was recognized as a pretax operating gain by the Company in the first quarter of 2003 (see “Other Matters” herein). In 2003 and 2004, our cash used by investing activities also included $4.5 million and $11.0 million, respectively, for net assets acquired for 13 and 11, respectively, retail dry cleaning and laundry facilities operating in the Houston, Texas area.

     The following table details our capital expenditures (in millions):

	2002	2003	2004
New store construction	$6.2	$8.1	$14.3
Relocation and remodeling of existing stores	25.1	15.8	18.9
Information technology	8.4	11.5	10.7
Distribution facilities	3.4	12.2	30.5
Other	4.3	2.1	11.0

Total	$47.4	$49.7	$85.4

     Property additions relating to new retail apparel stores include stores in various stages of completion at the end of the fiscal year (no stores at the end of 2002, eight stores at the end of 2003 and eight stores at the end of 2004). Our expenditures for the relocation and remodeling of existing retail apparel stores continue to be substantial as we have opened fewer new stores. Capital expenditures in 2004 also include approximately $10.0 million for the centralization of our warehouse and distribution program for K&G in Houston, Texas and approximately $13.0 million related to our Canadian operations for the new tuxedo distribution center in Toronto, Ontario and for the construction of a new warehouse and distribution center in Montreal, Quebec.

     We used net cash in financing activities of $26.6 million in 2002 mainly for net payments of long-term debt and purchases of treasury stock. In 2003, net cash used in financing activities was $19.7 million due mainly to proceeds received from the issuance of the Notes in October 2003 and proceeds from the issuance of our common stock for options exercised, offset by purchases of treasury stock and the repayment of outstanding indebtedness. The treasury stock purchases were made under stock repurchase programs authorized by our Board of Directors in January 2000, January 2001, November 2002 and September 2003. Under the first three authorized programs, we repurchased 1,480,000 and 1,057,100 shares of our common stock during 2002 and 2003, respectively, at a cost of $28.1 million and $24.1 million, respectively. The average price per share of our common stock repurchased under these programs was $18.96 and $22.80 during 2002 and 2003, respectively. In September 2003, the Board of Directors authorized a program for the repurchase of up to $100.0 million of Company common stock in the open market or in private transactions. This authorization superceded the approximately $1 million we had remaining under the Board’s November 2002 authorization. As of January 31, 2004, we had repurchased under this program 1,405,400 shares at a cost of $42.4 million in private transactions and 1,713,400 shares at a cost of $42.6 million in open market transactions. Under all authorized programs during fiscal 2003, we repurchased 4,175,900 shares of our common stock at a cost of $109.2 million with an average repurchase price of $26.15 per share. As of January 29, 2005, we had repurchased under the September 2003 program 1,405,400 shares at a cost of $42.4 million in private transactions and 2,036,400 shares at a cost of $51.4 million in open market transactions, for a total of 3,441,800 shares at an average price per share of $27.25.

     In 2004, net cash used in financing activities was $1.6 million due mainly to proceeds from the issuance of our common stock for options exercised, offset by purchases of treasury stock. In June 2004, the Board of Directors authorized a program for the repurchase of up to $50.0 million of our common stock in the open market or in private transactions. This authorization superceded the approximately $6.2 million we had remaining under the September 2003 authorization. As of January 29, 2005, a total of 99,400 shares at a cost of $2.5 million were repurchased in open market transactions under this program at an average price per share of $24.99. During fiscal 2004, a total of 422,400 shares at a cost of $11.2 million were repurchased in open market transactions under all authorized stock repurchase programs at an average price per share of $26.48.

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

     Our primary cash requirements are to finance working capital increases as well as to fund capital expenditure requirements which are anticipated to be approximately $60.0 million for 2005. This amount includes the anticipated costs of opening approximately 15 new Men’s Wearhouse stores, six new K&G stores and two Moores stores in 2005 at an expected average cost per store of approximately $0.4 million (excluding telecommunications and point-of-sale equipment and inventory). It also includes approximately $7.0 million for continued development of our distribution facilities in Houston for our K&G brand and future business models. The balance of the capital expenditures for 2005 will be used for telecommunications, point-of-sale and other computer equipment and systems, store relocations, remodeling and expansion and investment in complimentary services and concepts. The Company anticipates that each of the 15 new Men’s Wearhouse stores, each of the six new K&G stores and each of the two Moores stores will require, on average, an initial inventory costing approximately $0.3 million, $1.4 million and $0.5 million, respectively (subject to the seasonal patterns that affect inventory at all stores), which will be funded by our revolving credit facility, trade credit and cash from operations. The actual amount of future capital expenditures and inventory purchases will depend in part on the number of new stores opened and the terms on which new stores are leased. Additionally, the continuing consolidation of the men’s tailored clothing industry may present us with opportunities to acquire retail chains significantly larger than our past acquisitions. Any such acquisitions may be undertaken as an alternative to opening new stores. We may use cash on hand, together with cash flow from operations, borrowings under our revolving credit facility and issuances of equity securities, to take advantage of significant acquisition opportunities.

     On August 16, 2004, we purchased a store (land and building, which we had been leasing) in Dallas, Texas for $1.0 million from 8239 Preston Road, Inc., a Texas corporation of which George Zimmer, Chairman of the Board and CEO of the Company, James E. Zimmer, Senior Vice President-Merchandising of the Company, and Richard Goldman, a former officer and director of the Company, each owned 20% of the outstanding common stock, and Laurie Zimmer, sister of George and James E. Zimmer, owned 40% of the outstanding common stock.

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

     On October 15, 2004, we purchased, a warehouse facility located in Houston, Texas (the “Facility”) from Zig Zag for $0.7 million. Zig Zag is a Texas joint venture, in which Richard E. Goldman, George Zimmer and James E. Zimmer were the sole and equal joint venturers. Prior to the purchase of the Facility, we leased the Facility from Zig Zag.

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

Contractual Obligations

     As of January 29, 2005, the Company is obligated to make cash payments in connection with its long-term debt, noncancelable capital and operating leases and purchase obligations in the amounts listed below. In addition, we utilize letters of credit primarily for inventory purchases. At January 29, 2005, letters of credit totaling approximately $14.5 million were issued and outstanding.

	Payments Due by Period
		<1	1-3	3-5	> 5
(In millions)	Total	Year	Years	Years	Years
Contractual obligations
Long-term debt (a)	$130.0	$—	$—	$—	$130.0
Capital lease obligations (b)	2.4	0.7	0.9	0.4	0.4
Operating lease base rentals (b)	461.0	95.4	155.1	110.0	100.5
Purchase obligations (c)	9.0	9.0	—	—	—

Total contractual obligations	$602.4	$105.1	$156.0	$110.4	$230.9

(a)	Long-term debt includes our $130.0 million of 3.125% convertible senior notes issued in October 2003. Fixed interest due on these notes is $4.1 million, annually. These borrowings are further described in Note 1 and Note 3 of Notes to Consolidated Financial Statements. The table assumes our long-term debt is held to maturity.

(b)	We lease retail business locations, office and warehouse facilities, copier equipment and automotive equipment under various noncancelable capital and operating leases. Leases on retail business locations specify minimum base rentals plus common area maintenance charges and possible additional rentals based upon percentages of sales. Most of the retail business location leases provide for renewal options at rates specified in the leases. Our future lease obligations would change if we exercised these renewal options and if we entered into additional lease agreements. See Note 10 of Notes to Consolidated Financial Statements for more information.

(c)	Included in purchase obligations are our forward exchange contracts. At January 29, 2005, we had 24 contracts maturing in varying increments to purchase an aggregate notional amount of $9.0 million in foreign currency, maturing at various dates through December 2005. See Note 8 of Notes to Consolidated Financial Statements for more information.

Off-Balance Sheet Arrangements

     Other than the noncancelable operating leases, forward exchange contracts and letters of credit discussed above, the Company does not have any off-balance sheet arrangements that are material to its financial position or results of operations.

Other Matters

     In January 2000, we formed Chelsea Market Systems, L.L.C. (“Chelsea”), a joint venture company, for the purpose of developing a new point-of-sale software system for the Company and after successful implementation, exploring the possibility of marketing the system to third parties. Under the terms of the agreement forming Chelsea, we owned 50% of Chelsea and Harry M. Levy, a former director and officer, owned 50% with the understanding that Mr. Levy could assign, either directly or indirectly, some of his interest in Chelsea to other persons involved in the project. The point-of-sale system was developed and successfully deployed by the Company during 2000 and 2001. From January 2000 though March 2002, we funded and recognized as expense all of the operating costs of Chelsea, which aggregated $4.5 million. On March 31, 2002, Chelsea sold substantially all of its assets, primarily certain technology assets, to an unrelated company regularly engaged in the development and licensing of software to the retail industry. As a result of the sale by Chelsea, the Company received a net amount of $6.8 million. Approximately $4.4 million of this amount was recognized as a pretax operating gain by the Company in the first quarter of 2003. However, the gain recognized was more than offset by $2.9 million in costs related to store closures, $2.5 million in costs related to the write-off of certain technology assets and $3.7 million in litigation costs related to certain California lawsuits.

Impact of Recently Issued Accounting Pronouncements

     In November 2004, the FASB issued Statement of Financial Accounting Standards No. - “Inventory Costs - an Amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS No. 151 to have a material impact on our financial position, results of operations or cash flows.

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes the fair value method for measurement and requires all entities to apply this fair value method in accounting for share-based payment transactions. The amount of compensation cost will be measured based on the grant-date fair value of the instrument issued and will be recognized over the vesting period. SFAS No. 123R replaces SFAS 123 and supersedes APB No. 25. The provisions of SFAS No. 123R are effective for the first fiscal year beginning after June 15, 2005, for all awards granted or modified after that date and for those awards granted prior to that date that have not vested.

     SFAS No. 123R requires companies to assess the most appropriate model to calculate the value of the options. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under our employee stock purchase plan. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at date of adoption. The allowed transition methods include modified prospective and modified retroactive adoption options. Under the modified retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the modified retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We plan to adopt SFAS No. 123R at the beginning of fiscal 2006 using the modified prospective method.

     Upon adoption, SFAS No. 123R will have a significant impact on our consolidated financial statements as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our consolidated net earnings and net earnings per share within our footnotes, as is our current practice in accordance with SFAS No. 123. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net earnings and pro forma net earnings per share in Note 1 to our consolidated financial statements.

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

     Expansion into more fashion-oriented merchandise categories or into complementary products and services may present greater risks. We are continuously assessing opportunities to expand complementary products and services related to our traditional business, such as corporate apparel sales and retail dry cleaning establishments. We may expend both capital and personnel resources on such business opportunities which may or may not be successful.

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

     According to industry sources, sales in the men’s tailored clothing market generally have declined over the past several years and increased only modestly in 2004. We believe that this trend is attributable primarily to: (1) men allocating less of their income to tailored clothing and (2) certain employers relaxing their dress codes. We believe that this trend in sales has contributed, and will continue to contribute, to a consolidation among retailers of men’s tailored clothing. Although we have been able to increase our share of the men’s tailored clothing market, we may not be able to continue to expand our sales volume or maintain our profitability within our segment of the retailing industry.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are subject to exposure from fluctuations in U.S. dollar/Euro exchange rates. As further described in Note 8 of Notes to Consolidated Financial Statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”, we utilize foreign currency forward exchange contracts to limit exposure to changes in currency exchange rates. At January 29, 2005, we had 24 contracts maturing in varying increments to purchase an aggregate notional amount of $9.0 million in foreign currency, maturing at various dates through December 2005. At January 31, 2004, we had 23 contracts maturing in varying increments to purchase an aggregate notional amount of $15.4 million in foreign currency, maturing at various dates through January 2005. Unrealized pretax losses on these forward contracts totaled approximately $1.0 million at January 31, 2004. Unrealized pretax gains on these forward contracts totaled approximately $0.6 million at January 29, 2005. A hypothetical 10% change in applicable January 29, 2005 forward rates would increase or decrease this pretax gain by approximately $0.9 million related to these positions. However, it should be noted that any change in the value of these contracts, whether real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged item.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

     Our management assessed the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on such assessment, management concluded that, as of January 29, 2005, our internal control over financial reporting is effective based on those criteria.

     In reaching its conclusion that the internal control over financial reporting was effective as of January 29, 2005, management carefully considered the facts and circumstances surrounding the restatement of the Company’s previously issued financial statements.

     A control deficiency in monitoring compliance with generally accepted accounting principles in the area of accounting for operating leases with scheduled rent increases, the related period of amortization of leasehold improvements and the classification of leasehold incentives received was detected during our assessment process that resulted in cumulative, non-cash adjustments that would have been material to the financial performance of fiscal 2004. As a result, management decided to restate previously issued financial statements (as more fully described in Note 13 to the consolidated financial statements) for the effect of the correction on the prior period results.

     The impact of this correction on the periods subject to restatement was immaterial. Substantially all of the adjustment related to periods prior to fiscal 2002, and the correcting cumulative adjustment was also immaterial to shareholders’ equity as of February 2, 2002. As a result, management concluded that this control deficiency was not a material weakness.

     Management’s assessment of the effectiveness of our internal control over financial reporting as of January 29, 2005 has been audited by Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this report, as stated in their report which appears on page 26 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Men’s Wearhouse, Inc.
Houston, Texas

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”, that The Men’s Wearhouse, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 29, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended January 29, 2005 of the Company and our report dated April 25, 2005 expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the restatement of fiscal 2003 and 2002 consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas April 25, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Men’s Wearhouse, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of The Men’s Wearhouse, Inc. and subsidiaries (the “Company”) as of January 29, 2005 and January 31, 2004, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended January 29, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Men’s Wearhouse, Inc. and subsidiaries as of January 29, 2005 and January 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 29, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 25, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 13, the accompanying fiscal 2003 and 2002 consolidated financial statements have been restated.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas April 25, 2005

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except shares)

	January 31,	January 29,
	2004	2005
	(as restated-
	note 13)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$132,146	$165,008
Accounts receivable, net	17,919	20,844
Inventories	388,956	406,225
Other current assets	31,028	34,920

Total current assets	570,049	626,997

PROPERTY AND EQUIPMENT, AT COST:
Land	6,205	8,878
Buildings	29,739	50,511
Leasehold improvements	196,490	219,250
Furniture, fixtures and equipment	241,742	275,822

	474,176	554,461
Less accumulated depreciation and amortization	(250,353)	(294,393)

Net property and equipment	223,823	260,068

GOODWILL	43,867	55,824

OTHER ASSETS, net	40,388	50,433

TOTAL	$878,127	$993,322

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$115,828	$132,212
Accrued expenses	71,132	82,923
Income taxes payable	26,044	23,633

Total current liabilities	213,004	238,768

LONG-TERM DEBT	131,000	130,000

DEFERRED TAXES AND OTHER LIABILITIES	46,331	55,706

Total liabilities	390,335	424,474

COMMITMENTS AND CONTINGENCIES (Note 3 and Note 10)

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 43,054,815 and 43,593,587 shares issued	431	436
Capital in excess of par	205,636	218,327
Retained earnings	442,074	513,430
Accumulated other comprehensive income	10,357	17,477

Total	658,498	749,670

Treasury stock, 6,979,423 and 7,358,079 shares at cost	(170,706)	(180,822)

Total shareholders’ equity	487,792	568,848

TOTAL	$878,127	$993,322

The accompanying notes are an integral part of these consolidated financial statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
For the Years Ended
February 1, 2003, January 31, 2004, and January 29, 2005
(In thousands, except per share amounts)

	Fiscal Year
	2002	2003	2004
	(as restated-	(as restated-
	note 13)	note 13)
Net sales	$1,295,049	$1,392,680	$1,546,679

Cost of goods sold, including buying, distribution and occupancy costs	840,810	879,234	943,675

Gross margin	454,239	513,446	603,004

Selling, general and administrative expenses	384,939	431,663	484,916

Operating income	69,300	81,783	118,088

Interest income	(981)	(1,495)	(1,526)
Interest expense	2,242	4,006	5,899

Earnings before income taxes	68,039	79,272	113,715

Provision for income taxes	25,684	29,538	42,359

Net earnings	$42,355	$49,734	$71,356

Net earnings per share:
Basic	$1.04	$1.28	$1.98

Diluted	$1.04	$1.27	$1.94

Weighted average common shares outstanding:
Basic	40,590	38,789	36,029

Diluted	40,877	39,295	36,813

The accompanying notes are an integral part of these consolidated financial statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the Years Ended
February 1, 2003, January 31, 2004 and January 29, 2005
(In thousands, except shares)

				Accumulated
		Capital		Other
	Common	in Excess	Retained	Comprehensive	Treasury
	Stock	of Par	Earnings	(Loss) Income	Stock	Total
BALANCE — February 2, 2002 (as previously reported)	$424	$191,888	$355,128	$(3,198)	$(34,359)	$509,883

Cumulative effect on prior years of restatement (note 13)	—	—	(5,143)	69	—	(5,074)

BALANCE — February 2, 2002 (as restated-note 13)	424	191,888	349,985	(3,129)	(34,359)	504,809

Comprehensive income:
Net earnings (as restated-note 13)	—	—	42,355	—	—	42,355
Translation adjustment (as restated-note 13)	—	—	—	2,397	—	2,397
Change in derivative fair value	—	—	—	822	—	822

Total comprehensive income (as restated-note 13)						45,574
Common stock issued to stock discount plan — 51,359 shares	1	761	—	—	—	762
Common stock issued upon exercise of stock options — 165,105 shares	1	2,272	—	—	—	2,273
Tax benefit recognized upon exercise of stock options	—	624	—	—	—	624
Proceeds from sale of put option contracts	—	601	—	—	—	601
Treasury stock purchased — 1,480,000 shares	—	—	—	—	(28,058)	(28,058)

BALANCE — February 1, 2003 (as restated-note 13)	426	196,146	392,340	90	(62,417)	526,585

Comprehensive income:
Net earnings (as restated-note 13)	—	—	49,734	—	—	49,734
Translation adjustment (as restated-note 13)	—	—	—	9,708	—	9,708
Change in derivative fair value	—	—	—	559	—	559

Total comprehensive income (as restated- note 13)						60,001
Common stock issued to stock discount plan — 48,195 shares	1	742	—	—	—	743
Common stock issued upon exercise of stock options — 421,441 shares	4	7,573	—	—	—	7,577
Tax benefit recognized upon exercise of stock options	—	1,572	—	—	—	1,572
Treasury stock issued to profit sharing plan - 41,841 shares	—	(397)	—	—	897	500
Treasury stock purchased — 4,175,900 shares	—	—	—	—	(109,186)	(109,186)

BALANCE —January 31, 2004 (as restated-note 13)	431	205,636	442,074	10,357	(170,706)	487,792

Comprehensive income:
Net earnings	—	—	71,356	—	—	71,356
Translation adjustment	—	—	—	7,371	—	7,371
Change in derivative fair value	—	—	—	(251)	—	(251)

Total comprehensive income						78,476
Common stock issued to stock discount plan — 49,211 shares	—	1,120	—	—	—	1,120
Common stock issued upon exercise of stock options — 489,561 shares	5	9,751	—	—	—	9,756
Tax benefit recognized upon exercise of stock options	—	1,768	—	—	—	1,768
Amortization of deferred compensation	—	122	—	—	—	122
Treasury stock issued to profit sharing plan – 43,744 shares	—	(70)	—	—	1,070	1,000
Treasury stock purchased — 422,400 shares	—	—	—	—	(11,186)	(11,186)

BALANCE — January 29, 2005	$436	$218,327	$513,430	$17,477	$(180,822)	$568,848

The accompanying notes are an integral part of these consolidated financial statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended
February 1, 2003, January 31, 2004 and January 29, 2005
(In thousands)

	Fiscal Year
	2002	2003	2004
	(as restated-	(as restated-
	note 13)	note 13)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings	$42,355	$49,734	$71,356
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	46,885	50,993	53,319
Deferred compensation and rent expense	(1,939)	(1,670)	(1,373)
Gain on sale of assets	—	(4,381)	—
Loss on impairment of assets	—	2,515	2,169
Deferred tax provision	7,468	342	5,222
(Increase) decrease in accounts receivable	(3,596)	2,809	(2,579)
(Increase) decrease in inventories	17,338	(21,624)	(13,709)
Increase in other assets	(9,998)	(8,570)	(12,419)
Increase in accounts payable and accrued expenses	19,613	35,491	28,060
Increase (decrease) in income taxes payable	(4,951)	14,076	(903)
Increase in other liabilities	1,809	15	836

Net cash provided by operating activities	114,984	119,730	129,979

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(47,380)	(49,663)	(85,392)
Net proceeds from sale of assets	6,812	—	—
Net assets acquired	—	(4,500)	(11,000)
Investment in trademarks, tradenames and other assets	(2,619)	(1,644)	(556)

Net cash used in investing activities	(43,187)	(55,807)	(96,948)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	3,035	8,320	10,876
Proceeds from issuance of debt	—	130,000	—
Bank borrowings	39,624	—	—
Principal payments on debt	(40,743)	(44,931)	(1,000)
Deferred financing costs	(1,075)	(3,916)	(276)
Proceeds from sale of put option contracts	601	—	—
Purchase of treasury stock	(28,058)	(109,186)	(11,186)

Net cash used in financing activities	(26,616)	(19,713)	(1,586)

Effect of exchange rate changes	1,099	3,012	1,417

INCREASE IN CASH AND CASH EQUIVALENTS	46,280	47,222	32,862
Balance at beginning of period	38,644	84,924	132,146

Balance at end of period	$84,924	$132,146	$165,008

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,945	$2,091	$4,671

Income taxes	$25,582	$15,863	$38,820

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Additional capital in excess of par resulting from tax benefit recognized upon exercise of stock options	$624	$1,572	$1,768

Treasury stock contributed to employee stock plan	$—	$500	$1,000

Note payable issued as partial consideration for assets acquired	$—	$1,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended February 1, 2003,
January 31, 2004 and January 29, 2005

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Business — The Men’s Wearhouse, Inc. and its subsidiaries (the “Company”) is a specialty retailer of menswear. We operate throughout the United States primarily under the brand names of Men’s Wearhouse and K&G and under the brand name of Moores in Canada. We follow the standard fiscal year of the retail industry, which is a 52-week or 53-week period ending on the Saturday closest to January 31. Fiscal year 2002 ended on February 1, 2003, fiscal year 2003 ended on January 31, 2004 and fiscal year 2004 ended on January 29, 2005. Fiscal years 2002, 2003 and 2004 included 52 weeks.

     Principles of Consolidation — The consolidated financial statements include the accounts of The Men’s Wearhouse, Inc. and its wholly owned or controlled subsidiaries. Intercompany accounts and transactions have been eliminated in the consolidated financial statements.

     Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates and assumptions are those relating to inventories and long-lived assets, including goodwill, our estimated liabilities for self-insured portions of our workers’ compensation and employee health benefit costs and our estimates relating to income taxes.

     Cash and Cash Equivalents — Cash and cash equivalents includes all cash in banks, cash on hand and all highly liquid investments with an original maturity of three months or less. As substantially all of our cash is held by three financial institutions, we are exposed to risk of loss in the event of failure of any of these parties. However, due to the creditworthiness of these three financial institutions, we anticipate full performance and access to our deposits and liquid investments.

     Accounts Receivable —Accounts receivable consists of our receivables from third-party credit card providers and other receivables, net of an allowance for uncollectible accounts of $0.4 million at fiscal year end 2003 and 2004. Collectibility is reviewed regularly and the allowance is adjusted as necessary.

     Inventories — Inventories are valued at the lower of cost or market, with cost determined on the average cost method and the retail cost method. Inventory cost includes procurement and distribution costs (warehousing, freight, hangers and merchandising costs) associated with ending inventory.

     Property and Equipment — Property and equipment are stated at cost. Normal repairs and maintenance costs are charged to earnings as incurred and additions and major improvements are capitalized. The cost of assets retired or otherwise disposed of and the related allowances for depreciation are eliminated from the accounts in the period of disposal and the resulting gain or loss is credited or charged to earnings.

     Buildings are depreciated using the straight-line method over their estimated useful lives of 20 to 25 years. Depreciation of leasehold improvements is computed on the straight-line method over the term of the lease, which is generally five to ten years based on the initial lease term plus first renewal option periods that are reasonably assured, or the useful life of the assets, whichever is shorter. Furniture, fixtures and equipment are depreciated using primarily the straight-line method over their estimated useful lives of three to ten years.

     Goodwill and Other Assets — Intangible assets are initially recorded at their fair values. Identifiable intangible assets with finite useful lives are amortized to expense over the estimated useful life of the asset. Trademarks, tradenames and other intangibles are amortized over estimated useful lives of 3 to 17 years using the straight-line method. Identifiable intangible assets with an indefinite useful life, including goodwill, are evaluated annually in the fourth quarter or more frequently if circumstances dictate, for impairment by comparison of their carrying amounts with the fair value of the individual assets. No impairment was identified in fiscal 2002, 2003 or 2004.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     Impairment of Long-Lived Assets — We evaluate the carrying value of long-lived assets, such as property and equipment and amortizable intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined, based on estimated undiscounted future cash flows, that an impairment has occurred, a loss is recognized currently for the impairment.

     Fair Value of Financial Instruments — As of January 31, 2004 and January 29, 2005, management estimates that the fair value of cash and cash equivalents, receivables, accounts payable and accrued expenses are carried at amounts that reasonably approximate their fair value. See Note 3 for the fair values of our long-term debt.

     Revenue Recognition —Revenue is recognized at the time of sale and delivery of merchandise, net of actual sales returns and a provision for estimated sales returns, and excludes sales taxes. Revenues from alteration and other services are recognized upon completion of the services. Proceeds from the sale of gift cards are recorded as a liability and are recognized as revenues when the cards are redeemed.

     Loyalty Program — We maintain a customer loyalty program in our Men’s Wearhouse and Moores stores in which customers receive points for purchases. Points are equivalent to dollars spent on a one-to-one basis, excluding any sales tax dollars. Upon reaching 500 points, customers are issued a $50 rewards certificate which they may redeem for purchases at our Men’s Wearhouse or Moores stores. Generally, reward certificates earned must be redeemed no later than six months from the date of issuance. We accrue the estimated costs of the anticipated certificate redemptions when the certificates are issued and charge such costs to cost of goods sold. Redeemed certificates are recorded as markdowns when redeemed and no revenue is recognized for the redeemed certificate amounts. The estimate of costs associated with the loyalty program requires us to make assumptions related to the cost of product or services to be provided to customers when the certificates are redeemed as well as redemption rates.

     Vendor Allowances — In November 2002, the Emerging Issues Task Force (“EITF”) issued Issue 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor.” This EITF addresses the accounting treatment for cash vendor allowances received. The adoption of EITF Issue 02-16 in 2003 did not have a material impact on the Company’s financial position, results of operations or cash flows. Vendor allowances are recognized as a reduction of the costs of the merchandise purchased.

     Shipping and Handling Costs — All shipping and handling costs for product sold are recognized as cost of goods sold.

     Operating Leases — Operating leases relate primarily to stores and generally contain rent escalation clauses, rent holidays, contingent rent provisions and occasionally leasehold incentives. Rent expense for operating leases is recognized on a straight-line basis over the term of the lease, which is generally five to ten years based on the initial lease term plus first renewal option periods that are reasonably assured. Rent expense for stores is included in cost of sales as a part of occupancy cost and other rent is included in selling general and administrative expenses. The lease terms commence when we take possession with the right to control use of the leased premises and, for stores, is generally 60 days prior to the date rent payments begin. We capitalize rent amounts allocated to the construction period for leased properties as leasehold improvements. Deferred rent that results from recognition of rent on a straight-line basis is included in other liabilities. Landlord incentives received for reimbursement of leasehold improvements are recorded as deferred rent and amortized as a reduction to rent expense over the term of the lease. Contingent rentals are generally based on percentages of sales and are recognized as store rent expense as they accrue.

     Advertising — Advertising costs are expensed as incurred or, in the case of media production costs, when the commercial first airs. Advertising expenses were $60.1 million, $62.9 million and $60.5 million in fiscal 2002, 2003 and 2004, respectively.

     New Store Costs — Promotion and other costs associated with the opening of new stores are expensed as incurred.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     Store Closures and Relocations — On November 3, 2002, we adopted Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). This statement requires, among other things, that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. As of the fourth quarter of 2002, when we close or relocate a store, the present value of estimated unrecoverable cost, which is substantially made up of the remaining net lease obligation, is charged to expense. Prior to the fourth quarter of 2002, these costs were expensed upon management’s commitment to closing or relocating a store, which was generally before the actual liability was incurred. The adoption of this statement did not have a material impact on our financial position, results of operations or cash flows.

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

     Had we elected to apply the accounting standards of SFAS No. 123, as amended by SFAS No. 148, our net earnings and net earnings per share would have been approximately the pro forma amounts indicated below (in thousands, except per share data):

	Fiscal Year
	2002	2003	2004
Net earnings, as reported	$42,355	$49,734	$71,356
Add: Stock-based compensation, net of tax included in reported net earnings	—	—	77
Deduct: Stock-based compensation, net of tax determined under fair-value based method	(2,977)	(2,460)	(3,017)

Pro forma net earnings	$39,378	$47,274	$68,416

Net earnings per share:
As reported:
Basic	$1.04	$1.28	$1.98
Diluted	$1.04	$1.27	$1.94

Pro forma:
Basic	$0.97	$1.22	$1.90
Diluted	$0.96	$1.20	$1.86

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     For purposes of computing pro forma net earnings, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which resulted in a weighted-average fair value of $11.70, $9.99 and $15.82 for grants made during fiscal 2002, 2003 and 2004, respectively. The following weighted average assumptions were used for option grants for each respective period:

	Fiscal Year
	2002	2003	2004
Risk-free interest rates	4.29%	3.14%	3.55%
Expected lives	6 years	6 years	6 years
Dividend yield	0%	0%	0%
Expected volatility	54.14%	54.75%	50.93%

     The effects of applying SFAS No. 123 in this pro forma disclosure may not be indicative of pro forma future amounts. See Note 6 for additional disclosures regarding stock-based compensation.

     Refer to “Recently Issued Accounting Pronouncements” below for a discussion of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”).

     Derivative Financial Instruments — We enter into foreign currency forward exchange contracts to hedge against foreign exchange risks associated with certain firmly committed, and certain other probable, but not firmly committed, inventory purchase transactions that are denominated in a foreign currency (primarily the Euro). Gains and losses associated with these contracts are accounted for as part of the underlying inventory purchase transactions. These contracts have been accounted for in accordance with Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended. The disclosures required by SFAS No. 133 are included in Note 8.

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

     Foreign Currency Translation — Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at each balance sheet date. Shareholders’ equity is translated at applicable historical exchange rates. Income, expense and cash flow items are translated at average exchange rates during the year. Resulting translation adjustments are reported as a separate component of shareholders’ equity.

     Comprehensive Income — Comprehensive income includes all changes in equity during the period presented that result from transactions and other economic events other than transactions with shareholders.

     Segment Information — We consider our business as one operating segment based on the similar economic characteristics of our three brands. Revenues of Canadian retail operations were $141.9 million, $154.7 million and $174.9 million for fiscal 2002, 2003 and 2004, respectively. Long-lived assets of our Canadian operations were $44.3 million and $63.1 million as of the end of fiscal 2003 and 2004, respectively.

     Accounting for the Effect of Contingently Convertible Debt on Diluted Earnings per Share — In September 2004, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-8”), and the FASB ratified the consensus in October 2004. The EITF’s consensus states that shares of common stock contingently issuable pursuant to contingent convertible debt instruments should be included in diluted earnings per share computations, if dilutive, regardless of whether the contingent feature has been met. EITF 04-8 is effective for fiscal years ending after December 15, 2004 and must be applied retroactively. Our $130.0 million 3.125% Convertible Senior Notes due 2023 (“Notes”) are contingently convertible into shares of common stock initially at a conversion rate of 23.3187

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

shares of common stock per $1,000 principal amount of Notes and may, at our option, be settled in cash or a combination of cash and common stock. However, on January 28, 2005, we entered into a supplemental indenture relating to the Notes and irrevocably elected to settle the principal amount at issuance of such Notes in 100% cash when they become convertible and are surrendered by the holders thereof. Due to this election, the adoption of EITF 04-8 did not have a material impact on our financial position, results of operations or cash flows. See Note 3 for further information regarding the Notes.

     Recently Issued Accounting Pronouncements — In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs — an Amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS No. 151 to have a material impact on our financial position, results of operations or cash flows.

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes the fair value method for measurement and requires all entities to apply this fair value method in accounting for share-based payment transactions. The amount of compensation cost will be measured based on the grant-date fair value of the instrument issued and will be recognized over the vesting period. SFAS No. 123R replaces SFAS 123 and supersedes APB No. 25. The provisions of SFAS No. 123R are effective for the first fiscal year beginning after June 15, 2005 for all awards granted or modified after that date and for those awards granted prior to that date that have not vested.

     SFAS No. 123R requires companies to assess the most appropriate model to calculate the value of the options. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under our employee stock purchase plan. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at date of adoption. The allowed transition methods include modified prospective and modified retroactive adoption options. Under the modified retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the modified retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We plan to adopt SFAS No. 123R at the beginning of fiscal 2006 using the modified prospective method.

     Upon adoption, SFAS No. 123R will have a significant impact on our consolidated financial statements as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our consolidated net earnings and net earnings per share within our footnotes, as is our current practice in accordance with SFAS No. 123. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net earnings and pro forma net earnings per share elsewhere in this Note 1.

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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     The following table reconciles the earnings and shares used in the basic and diluted EPS computations (in thousands, except per share amounts):

	Fiscal Year
	2002	2003	2004
Net earnings	$42,355	$49,734	$71,356

Weighted average number of common shares outstanding	40,590	38,789	36,029

Basic earnings per share	$1.04	$1.28	$1.98

Weighted average number of common shares outstanding	40,590	38,789	36,029
Assumed exercise of stock options	287	506	784

As adjusted	40,877	39,295	36,813

Diluted earnings per share	$1.04	$1.27	$1.94

3. LONG-TERM DEBT

     In January 2003, we replaced an existing $125.0 million revolving credit facility which was scheduled to mature in February 2004 with a new revolving credit agreement with a group of banks (the “Credit Agreement”) that provides for borrowing of up to $100.0 million through February 4, 2006. In July 2004, we amended the Credit Agreement to extend the maturity date to July 7, 2009. The Credit Agreement is secured by substantially all of the stock of the subsidiaries of The Men’s Wearhouse, Inc. Advances under the Credit Agreement bear interest at a rate per annum equal to, at our option, the agent’s prime rate or the reserve adjusted LIBOR rate plus a varying interest rate margin up to 2.25%. The Credit Agreement also provides for fees applicable to unused commitments ranging from 0.275% to 0.500%. As of January 29, 2005, there were no borrowings outstanding under the Credit Agreement.

     The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain a minimum level of net worth and certain financial ratios. The Credit Agreement also prohibits payment of cash dividends on our common stock. We were in compliance with the covenants in the Credit Agreement as of January 29, 2005.

     On October 21, 2003, we issued $130.0 million of 3.125% Notes in a private placement. A portion of the net proceeds from the Notes was used to repay outstanding indebtedness and to repurchase shares of our common stock under the program authorized by the Board in September 2003 (see below); the balance is reserved for general corporate purposes, which may include additional purchases of our common stock under our share repurchase program. Interest on the Notes is payable semi-annually on April 15 and October 15 of each year, beginning on April 15, 2004. The Notes will mature on October 15, 2023. However, holders may require us to purchase all or part of the Notes, for cash, at a purchase price of 100% of the principal amount per Note plus accrued and unpaid interest on October 15, 2008, October 15, 2013 and October 15, 2018 or upon a designated event. Beginning on October 15, 2008, we will pay additional contingent interest on the Notes if the average trading price of the Notes is above a specified level during a specified period. In addition, we may redeem all or a portion of the Notes on or after October 20, 2008, at 100% of the principal amount of the Notes plus any accrued and unpaid interest, contingent interest and additional amounts, if any. We also have the right to redeem the Notes between October 20, 2006 and October 19, 2008 if the price of our common stock reaches certain levels.

     During certain periods, the Notes are convertible by holders into shares of our common stock initially at a conversion rate of 23.3187 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of $42.88 per share of common stock (subject to adjustment in certain events), under the following circumstances: (1) if the closing sale price of our common stock issuable upon conversion exceeds 120% of the conversion price under specified conditions; (2) if we call the Notes for redemption; or (3) upon the

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

occurrence of specified corporate transactions. Upon conversion of the Notes, in lieu of delivering common stock we may, at our election, deliver cash or a combination of cash and common stock. However, on January 28, 2005, we entered into a supplemental indenture relating to the Notes and irrevocably elected to settle the principal amount at issuance of such Notes in 100% cash when they become convertible and are surrendered by the holders thereof. The Notes are general senior unsecured obligations, ranking on parity in right of payment with all our existing and future unsecured senior indebtedness and our other general unsecured obligations, and senior in right of payment with all our future subordinated indebtedness. The Notes are effectively subordinated to all of our senior secured indebtedness and all indebtedness and liabilities of our subsidiaries.

     In December 2003, we acquired the assets and operating leases for 13 retail dry cleaning and laundry facilities and issued a note payable for $1.0 million as partial consideration. The unsecured note payable, with interest at 4%, was paid in full in January 2005.

     We utilize letters of credit primarily to secure inventory purchases. At January 29, 2005, letters of credit totaling approximately $14.5 million were issued and outstanding.

     The fair value of the Notes, using quoted market prices of the same or similar issues, was approximately $127.1 and $134.7 million at January 31, 2004 and January 29, 2005, respectively. The carrying amounts of all other long-term debt approximate fair value at January 31, 2004 and January 29, 2005.

4. INCOME TAXES

     The provision for income taxes consists of the following (in thousands):

	Fiscal Year
	2002	2003	2004
Current tax expense:
Federal	$10,246	$17,889	$27,067
State	1,010	1,081	2,078
Foreign	6,960	10,226	7,992
Deferred tax expense (benefit):
Federal and state	5,868	3,098	3,333
Foreign	1,600	(2,756)	1,889

Total	$25,684	$29,538	$42,359

     No provision for U.S. income taxes or Canadian withholding taxes has been made on the cumulative undistributed earnings of Moores (approximately $112.0 million at January 29, 2005). The potential deferred tax liability associated with these earnings is estimated to be $2 million.

     In December 2004, the FASB issued FSP No. FAS109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (AJCA)”. The AJCA provides a one-time 85% dividends received deduction for certain foreign earnings that are repatriated under a plan for reinvestment in the United States, provided certain criteria are met. FSP No. 109-2 is effective immediately and provides accounting and disclosure guidance for the repatriation provision. FSP No. 109-2 allows companies additional time to evaluate the effects of the law on its unremitted earnings for the purpose of applying the “indefinite reversal criteria” under APB Opinion No. 23, “Accounting for Income Taxes – Special Areas”, and

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

requires explanatory disclosures from companies that have not yet completed the evaluation. The Company is currently evaluating the effects of the repatriation provision and their impact on our consolidated financial statements. We do not expect to complete this evaluation before the end of 2005. The range of possible amounts of unremitted earnings that may be repatriated under this provision, if any, and the related potential income taxes cannot be reasonably estimated until this evaluation is complete.

     A reconciliation of the statutory federal income tax rate to our effective tax rate is as follows:

	Fiscal Year
	2002	2003	2004
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.3	2.3	1.7
Foreign and Other	1.4	—	0.6

	37.7%	37.3%	37.3%

     At January 31, 2004, we had net deferred tax liabilities of $5.1 million with $14.5 million classified as other current assets and $19.6 million classified as other liabilities (noncurrent). At January 29, 2005, we had net deferred tax liabilities of $10.1 million with $16.2 million classified as other current assets and $26.3 million classified as other liabilities (noncurrent). Our state net operating loss of $1.3 million (pre-tax $34.0 million) and foreign tax credit carryforwards of $0.7 million expire in varying amounts annually from 2005 through 2024 and in 2014, respectively.

     Total deferred tax assets and liabilities and the related temporary differences as of January 31, 2004 and January 29, 2005 were as follows (in thousands):

	January 31,	January 29,
	2004	2005
Deferred tax assets:
Accrued rent and other expenses	$9,028	$10,750
Accrued compensation	2,016	2,969
Accrued inventory markdowns	595	1,283
Deferred intercompany profits	3,399	3,212
Unused state operating loss carryforwards	1,609	1,294
Unused foreign tax credits	873	665
Other	620	178

	18,140	20,351

Deferred tax liabilities:
Capitalized inventory costs	(3,483)	(4,044)
Property and equipment	(17,289)	(20,751)
Intangibles	(1,781)	(2,499)
Deferred interest	(674)	(3,182)

	(23,227)	(30,476)

Net deferred tax liabilities	$(5,087)	$(10,125)

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. OTHER ASSETS AND ACCRUED EXPENSES

     Other assets consist of the following (in thousands):

	January 31,	January 29,
	2004	2005
Trademarks, tradenames and other intangibles	$9,475	$9,733
Accumulated amortization	(2,450)	(3,307)

	7,025	6,426
Tuxedo rental assets, deposits and other	33,363	44,007

Total	$40,388	$50,433

Accrued expenses consist of the following (in thousands):

Accrued salary, bonus and vacation	$24,041	$27,967
Sales, payroll and property taxes payable	10,725	11,826
Unredeemed gift certificates	13,096	16,062
Accrued workers compensation and medical costs	8,919	8,252
Other	14,351	18,816

Total	$71,132	$82,923

6. CAPITAL STOCK, STOCK OPTIONS AND BENEFIT PLANS

     In January 2000, the Board of Directors authorized the repurchase of up to one million shares of our common stock in the open market or in private transactions. On January 31, 2001, the Board authorized an expansion of the program for up to an additional two million shares. On November 19, 2002, the Board of Directors authorized a new stock repurchase program for up to $25.0 million in shares of our common stock. Under the first three authorized programs, we repurchased 1,480,000 and 1,057,100 shares of our common stock during fiscal 2002 and 2003, respectively, at a cost of $28.1 million and $24.1 million, respectively. The average price per share of our common stock repurchased under these programs was $18.96 and $22.80 during fiscal 2002 and 2003, respectively.

     In September 2003, the Board of Directors authorized a program for the repurchase of up to $100.0 million of our common stock in the open market or in private transactions. This authorization superceded the approximately $1.0 million we had remaining under the Board’s November 2002 authorization. As of January 31, 2004, we had repurchased under this program 1,405,400 shares at a cost of $42.4 million in private transactions and 1,713,400 shares at a cost of $42.6 million in open market transactions. Under all authorized programs during fiscal 2003, we repurchased 4,175,900 shares of our common stock at a cost of $109.2 million, with an average repurchase price of $26.15 per share. As of January 29, 2005, we had repurchased under the September 2003 program 1,405,400 shares at a cost of $42.4 million in private transactions and 2,036,400 shares at a cost of $51.4 million in open market transactions, for a total of 3,441,800 shares at an average price per share of $27.25.

     In June 2004, the Board of Directors authorized a program for the repurchase of up to $50.0 million of our common stock in the open market or in private transactions. This authorization superceded the approximately $6.2 million we had remaining under the September 2003 authorization. As of January 29, 2005, a total of 99,400 shares at a cost of $2.5 million were repurchased in open market transactions under this program at an average price per share of $24.99.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     During fiscal 2004, a total of 422,400 shares at a cost of $11.2 million were repurchased in open market transactions under all authorized stock repurchase programs at an average price per share of $26.48.

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

     We have adopted the 1992 Stock Option Plan (“1992 Plan”) which, as amended, provides for the grant of options to purchase up to 1,071,507 shares of our common stock to full-time key employees (excluding certain officers); the 1996 Long-Term Incentive Plan (formerly known as the 1996 Stock Option Plan) (“1996 Plan”) which, as amended, provides for an aggregate of up to 1,850,000 shares of our common stock with respect to which stock options, stock appreciation rights, restricted stock and performance based awards may be granted to full-time key employees (excluding certain officers); the 1998 Key Employee Stock Option Plan (“1998 Plan”) which, as amended, provides for the grant of options to purchase up to 2,100,000 shares of our common stock to full-time key employees (excluding certain officers); and the 2004 Long-Term Incentive Plan which provides for an aggregate of up to 600,000 shares of our common stock with respect to which stock options, stock appreciation rights, restricted stock and performance based awards may be granted to full-time key employees. The 1992 Plan expired in February 2002 and each of the other plans will expire at the end of ten years following the effective date of such plan; no option may be granted pursuant to the plans after the expiration date. In fiscal 1992, we also adopted a Non-Employee Director Stock Option Plan (“Director Plan”) which, as amended, provides for an aggregate of up to 167,500 shares of our common stock with respect to which stock options, stock appreciation rights or restricted stock awards may be granted to non-employee directors of the Company. In fiscal 2001, the Director Plan’s termination date was extended to February 23, 2012. Options granted under these plans must be exercised within ten years of the date of grant.

     Generally, options granted pursuant to the employee plans vest at the rate of 1/3 of the shares covered by the grant on each of the first three anniversaries of the date of grant. However, a significant portion of options granted under these Plans vest annually in varying increments over a period from one to ten years. Under the 1996 Plan and the 2004 Plan, options may not be issued at a price less than 100% of the fair market value of our stock on the date of grant. Under the 1996 Plan and the 2004 Plan, the vesting, transferability restrictions and other applicable provisions of any stock appreciation rights, restricted stock or performance based awards will be determined by the Compensation Committee of the Company’s board of directors. Options granted under the Director Plan vest one year after the date of grant and are issued at a price equal to the fair market value of our stock on the date of grant; provided, however, that the committee who administers the Director Plan may elect to grant stock appreciation rights, having such terms and conditions as the committee determines, in lieu of any option grant. Restricted stock awards granted under the Director Plan vest one year after the date of grant. On January 30, 2004, 4,000 restricted shares were granted to the outside directors at a grant price of $23.29 per share. During fiscal 2004, 8,000 restricted shares were granted to the outside directors at an average price per share of $30.94.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     The following table is a summary of our stock option activity:

		Weighted
	Shares Under	Average	Options
	Option	Exercise Price	Exercisable
Options outstanding, February 2, 2002	2,793,207	$20.80	1,594,171

Granted	500,800	$20.42
Exercised	(165,105)	$13.77
Forfeited	(125,115)	$21.66

Options outstanding, February 1, 2003	3,003,787	$21.09	1,797,834

Granted	608,125	$17.23
Exercised	(421,441)	$17.98
Forfeited	(75,533)	$20.73

Options outstanding, January 31, 2004	3,114,938	$20.76	1,444,494

Granted	245,000	$29.28
Exercised	(489,561)	$19.93
Forfeited	(115,189)	$18.44

Options outstanding, January 29, 2005	2,755,188	$21.76	1,347,475

     Grants of stock options outstanding as of January 29, 2005 are summarized as follows:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$ 11.90 to 18.00	687,070	4.9 Years	$14.22	379,819	$15.57
18.00 to 21.50	795,104	5.7 Years	21.24	352,218	21.19
21.50 to 24.00	783,837	6.6 Years	23.21	338,776	23.44
24.00 to 50.00	489,177	6.2 Years	30.87	276,662	31.17

$ 11.90 to 50.00	2,755,188	5.8 Years	$21.76	1,347,475	$22.22

     As of January 29, 2005, 1,184,452 options were available for grant under existing plans and 3,393,235 shares of common stock were reserved for future issuance.

     The difference between the option price and the fair market value of our common stock on the dates that options for 165,105, 421,441 and 489,561 shares of common stock were exercised during fiscal 2002, 2003 and 2004, respectively, resulted in a tax benefit to us of $0.6 million, $1.6 million and $1.8 million, respectively, which has been recognized as capital in excess of par.

     We have a profit sharing plan, in the form of an employee stock plan, which covers all eligible employees, and an employee tax-deferred savings plan. Contributions to the profit sharing plan are made at the discretion of the Board of Directors. During fiscal 2002, 2003 and 2004, contributions charged to operations were $0.8 million, $1.7 million and $2.2 million, respectively, for the plans.

     In 1998, we adopted an Employee Stock Discount Plan (“ESDP”) which allows employees to authorize after-tax payroll deductions to be used for the purchase of up to 1,425,000 shares of our common stock at 85% of the lesser of the fair market value on the first day of the offering period or the fair market value on the last day of the offering period. We make no contributions to this plan but pay all brokerage, service and other costs incurred. Effective for offering periods beginning July 1, 2002, the plan was amended so that a participant may not purchase more than 125 shares during any calendar quarter. During fiscal 2002, 2003 and 2004, employees purchased 51,359, 48,195 and

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     49,211 shares, respectively, under the ESDP, the weighted-average fair value of which was $14.82, $15.41 and $22.77 per share, respectively. As of January 29, 2005, 1,105,836 shares were reserved for future issuance under the ESDP.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

     Changes in the net carrying amount of goodwill for the years ended January 31, 2004 and January 29, 2005 are as follows (in thousands):

Balance, February 1, 2003	$36,607
Goodwill of acquired business	4,550
Translation adjustment	2,710

Balance, January 31, 2004	43,867
Goodwill of acquired business	10,538
Translation adjustment	1,419

Balance, January 29, 2005	$55,824

     In December 2003, we acquired the assets and operating leases for 13 retail dry cleaning and laundry facilities operating in the Houston, Texas area. We acquired an additional 11 facilities in September 2004.

     The gross carrying amount and accumulated amortization of our other intangibles, which are included in other assets in the accompanying balance sheet, are as follows (in thousands):

	January 31,	January 29,
	2004	2005
Trademarks, tradenames and other intangibles	$9,475	$9,733
Accumulated amortization	(2,450)	(3,307)

Net total	$7,025	$6,426

     The pretax amortization expense associated with intangible assets totaled approximately $428,000, $737,000 and $857,000 for fiscal 2002, 2003 and 2004, respectively. Pretax amortization expense associated with intangible assets at January 29, 2005 is estimated to be approximately $886,000 for the fiscal year 2005, $832,000 for fiscal year 2006, $674,000 for each of the fiscal years 2007 and 2008 and $658,000 for fiscal year 2009.

8. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING

     In connection with our direct sourcing program, we may enter into purchase commitments that are denominated in a foreign currency (primarily the Euro). Our practices include entering into foreign currency forward exchange contracts to minimize foreign currency exposure related to forecasted purchases of certain inventories. Under SFAS No. 133, such contracts have been designated as and accounted for as cash flow hedges. The settlement terms of the forward contracts, including amount, currency and maturity, correspond with payment terms for the merchandise inventories. Any ineffective portion of a hedge is reported in earnings immediately. At January 29, 2005, we had 24 contracts maturing in varying increments to purchase an aggregate notional amount of $9.0 million in foreign currency, maturing at various dates through December 2005. At January 31, 2004, we had 23 contracts maturing in varying increments to purchase an aggregate notional amount of $15.4 million in foreign currency, maturing at various dates through January 2005. During fiscal 2003 and 2004, we recognized an insignificant amount of hedge ineffectiveness.

     The changes in the fair value of the foreign currency forward exchange contracts are matched to inventory purchases by period and are recognized in earnings as such inventory is sold. The fair value of the forward exchange contracts is estimated by comparing the cost of the foreign currency to be purchased under the contracts using the exchange rates obtained under the contracts (adjusted for forward points) to the hypothetical cost using the spot rate at year-end. We expect to recognize in earnings through January 28, 2006 approximately $0.4 million, net of tax, of existing net gains presently deferred in accumulated other comprehensive income.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. RELATED PARTY TRANSACTIONS

     On August 16, 2004, we purchased a store (land and building, which we had been leasing) in Dallas, Texas for $1.0 million from 8239 Preston Road, Inc., a Texas corporation of which George Zimmer, Chairman of the Board and CEO of the Company, James E. Zimmer, Senior Vice President-Merchandising of the Company, and Richard Goldman, a former officer and director of the Company, each owned 20% of the outstanding common stock, and Laurie Zimmer, sister of George and James E. Zimmer, owned 40% of the outstanding common stock.

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

     On October 15, 2004, we purchased a warehouse facility located in Houston, Texas (the “Facility”) from Zig Zag for $0.7 million. Zig Zag is a Texas joint venture, in which Richard E. Goldman, George Zimmer and James E. Zimmer were the sole and equal joint venturers. Prior to the purchase of the Facility, we leased the Facility from Zig Zag.

10. COMMITMENTS AND CONTINGENCIES

     Lease commitments

     We lease retail business locations, office and warehouse facilities, copier equipment and automotive equipment under various noncancelable capital and operating leases expiring in various years through 2027. Rent expense for operating leases for fiscal 2002, 2003 and 2004 was $86.0 million, $90.0 million and $95.7 million, respectively, and includes contingent rentals of $0.8 million, $0.6 million and $0.8 million, respectively. Minimum future rental payments under noncancelable capital and operating leases as of January 29, 2005 for each of the next five years and in the aggregate are as follows (in thousands):

	Operating	Capital
Fiscal Year	Leases	Leases
2005	$95,417	$717
2006	82,690	534
2007	72,358	412
2008	61,213	275
2009	48,815	122
Thereafter	100,526	368

Total	$461,019	2,428

Amounts representing interest		(761)

Capital lease obligations		$1,667

     Leases on retail business locations specify minimum rentals plus common area maintenance charges and possible additional rentals based upon percentages of sales. Most of the retail business location leases provide for renewal options at rates specified in the leases. In the normal course of business, these leases are generally renewed or replaced by other leases.

     At January 29, 2005, the gross capitalized balance and the accumulated depreciation balance of our capital lease assets was $3.6 million and $2.2 million, respectively, resulting in a net capitalized value of $1.4 million. These assets are included in furniture, fixtures and equipment on the balance sheet. The deferred liability balance of these capital lease assets is included in deferred taxes and other liabilities on the balance sheet.

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

     On April 1, 2004, a lawsuit was filed against the Company in the Superior Court of California for the County of Los Angeles, Case No. BC313038 (the “PII Suit”). The PII Suit, which was brought as a purported class action, alleges two causes of action, each based on the factual allegation that the Company requests or requires, in conjunction with a customer’s use of his or her credit card, the customer to provide personal identification information which is recorded upon the credit card transaction form. The PII Suit seeks: (i) civil penalties pursuant to the California Civil Code; (ii) an order enjoining the Company from requesting or requiring that a customer provide personal identification information which is then recorded on the transaction form; (iii) permanent and preliminary injunctions against the Company requesting or requiring that a customer provide personal identification information which is then recorded on the transaction form; (iv) restitution of all funds allegedly acquired by means of any act or practice declared by the Court to be unlawful or fraudulent or to constitute a violation of the California Business and Professions Code; (v) attorney’s fees; and (vi) costs of suit. The court has not yet decided whether the action may proceed as a class action. The Court has determined that the claim for restitution may not proceed. We have reached a tentative settlement; however, no assurance can be given that the court will approve the settlement or that the anticipated resolution will be realized. We do not believe the ultimate resolution of the PII Suit will have a material adverse effect on our financial position, results of operations or cash flows.

     In addition, we are involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of our business. Management believes that none of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

11. SUBSEQUENT EVENT

     On March 4, 2005, we entered into a Succession Agreement with Eric J. Lane, former President and Chief Operating Officer and current Executive Vice President of the Company. Eric J. Lane, voluntarily and at his request, stepped down as President and Chief Operating Officer effective February 1, 2005 and will serve as an Executive Vice President of the Company through July 31, 2005.

     On March 8, 2005, we committed to a course of action in connection with the termination of operations in our R&D retail concept “Eddie Rodriguez”. We have determined that there will be no further investments made in Eddie Rodriguez and that the six stores operating as of January 29, 2005 will be wound down over the course of fiscal 2005.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. QUARTERLY RESULTS OF OPERATIONS (Unaudited)

     Our quarterly results of operations reflect all adjustments, consisting only of normal, recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The consolidated results of operations by quarter for the 2003 and 2004 fiscal years are presented below (in thousands, except per share amounts):

	Fiscal 2003
	Quarters Ended
	May 3,	August 2,	November 1,	January 31,
	2003	2003	2003	2004
	(as restated-	(as restated-	(as restated-	(as restated-
	note 13)	note 13)	note 13)	note 13)
Net sales	$313,122	$334,292	$322,613	$422,653
Gross margin	111,091	122,807	118,321	161,227
Net earnings	$10,936	$11,353	$8,840	$18,605
Net earnings per share:
Basic	$0.28	$0.29	$0.23	$0.50
Diluted	$0.28	$0.29	$0.22	$0.49

	Fiscal 2004
	Quarters Ended
	May 1,	July 31,	October 30,	January 29,
	2004	2004	2004	2005
	(as restated-	(as restated-	(as restated-
	note 13)	note 13)	note 13)
Net sales	$360,729	$369,480	$357,795	$458,675
Gross margin	137,810	145,456	139,356	180,382
Net earnings	$15,055	$18,380	$12,878	$25,043
Net earnings per share:
Basic	$0.42	$0.51	$0.36	$0.69
Diluted	$0.41	$0.50	$0.35	$0.67

     As previously reported:

	Fiscal 2003
	Quarters Ended
	May 3,	August 2,	November 1,	January 31,
	2003	2003	2003	2004
Net sales	$313,122	$334,292	$322,613	$422,653
Gross margin	111,219	122,936	118,438	161,350
Net earnings	$11,012	$11,448	$9,055	$18,511
Net earnings per share:
Basic	$0.28	$0.29	$0.23	$0.50
Diluted	$0.28	$0.29	$0.23	$0.49

	Fiscal 2004 Quarters Ended
	May 1,	July 31,	October 30,
	2004	2004	2004
Net sales	$360,729	$369,480	$357,795
Gross margin	137,872	145,444	139,365
Net earnings	$15,096	$18,214	$12,574
Net earnings per share:
Basic	$0.42	$0.51	$0.35
Diluted	$0.41	$0.50	$0.34

     Due to the method of calculating weighted average common shares outstanding, the sum of the quarterly per share amounts may not equal earnings per share for the respective years.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. RESTATEMENT OF FINANCIAL STATEMENTS

     Like many other companies in the retail and restaurant industries, we recently reviewed our accounting treatment for leases and depreciation of related leasehold improvements. Following our review, we determined to restate our prior financial statements for fiscal 2002 and 2003. Although we do not consider that these errors resulted in a material misstatement of our consolidated financial statements for any previously reported annual period, the aggregate effect of correcting the errors in the fourth quarter of fiscal 2004 would have had a material effect on our results of operations for that year.

     Historically, when accounting for leases, we recorded rent expense on a straight-line basis over the initial non-cancelable lease term, with the term commencing generally when the store opened. We depreciated leasehold improvements on those properties over the lesser of the useful life of the asset or an average period, ranging from eight to 15 years for different leasehold groups, which represented the initial non-cancelable lease term plus periods of expected renewal. Landlord incentives received for reimbursement of leasehold improvements were netted against the amount recorded for the leasehold improvements.

     We have conformed our lease terms used for recording straight-line rent and depreciation of leasehold improvements to include renewal option periods where the renewal appears reasonably assured. The lease terms commence when we take possession with the right to control use of the leased premises. We have also adopted a policy of capitalizing rent amounts allocated to the construction period for leased properties as leasehold improvements. Landlord incentives received for reimbursement of leasehold improvements are recorded as deferred rent and amortized as a reduction to rent expense over the term of the lease. We have restated our fiscal 2002 and 2003 consolidated financial statements for these lease accounting matters. We have also restated our quarterly financial results for fiscal 2003 and 2004 as shown in Note 12.

     The restatement adjustments decreased net earnings by $0.1 million and $0.3 million in fiscal 2002 and 2003, respectively. The cumulative effect of these accounting changes is a reduction to retained earnings of $5.1 million as of the beginning of fiscal 2002. The restatement did not have any impact on our previously reported net cash flows or our sales or comparable store sales.

	Fiscal Year 2003
	As Previously
(In thousands, except per share amounts)	Reported	Adjustment	As Restated
Consolidated Balance Sheet:
Other current assets	$30,858	$170	$31,028
Property and equipment, net	215,064	8,759	223,823
Total assets	869,198	8,929	878,127
Income taxes payable	26,096	(52)	26,044
Deferred taxes and other liabilities	31,682	14,649	46,331
Retained earnings	447,566	(5,492)	442,074
Accumulated other comprehensive income	10,533	(176)	10,357
Total shareholders’ equity	493,460	(5,668)	487,792

Consolidated Statement of Earnings:
Cost of goods sold, including buying, distribution and occupancy costs	$878,737	$497	$879,234
Gross margin	513,943	(497)	513,446
Selling, general and administrative expenses	431,695	(32)	431,663
Operating income	82,248	(465)	81,783
Earnings before income taxes	79,737	(465)	79,272
Provision for income taxes	29,711	(173)	29,538
Net earnings	50,026	(292)	49,734
Basic earnings per share (1)	1.29	(0.008)	1.28
Diluted earnings per share (1)	1.27	(0.007)	1.27

Consolidated Statement of Cash Flows:
Cash provided by operating activities	$118,767	$963	$119,730
Cash used in investing activities	(54,844)	(963)	(55,807)

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Fiscal Year 2002
	As Previously
(In thousands, except per share amounts)	Reported	Adjustment	As Restated
Consolidated Statement of Earnings:
Cost of goods sold, including buying, distribution and occupancy costs	$840,701	$109	$840,810
Gross margin	454,348	(109)	454,239
Selling, general and administrative expenses	384,956	(17)	384,939
Operating income	69,392	(92)	69,300
Earnings before income taxes	68,131	(92)	68,039
Provision for income taxes	25,719	(35)	25,684
Net earnings	42,412	(57)	42,355
Basic earnings per share (1)	1.04	(0.001)	1.04
Diluted earnings per share (1)	1.04	(0.001)	1.04

Consolidated Statement of Cash Flows:
Cash provided by operating activities	$113,026	$1,958	$114,984
Cash used in investing activities	(41,229)	(1,958)	(43,187)

(1)	Due to the effect of rounding, the sum of the per share amounts may not equal the effect of the adjustment.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports filed or submitted under the Exchange Act, within the time periods specified in the SEC’s rules and forms.

Internal Control over Financial Reporting

     Management’s Report on Internal Control Over Financial Reporting and the Attestation Report of the Registered Public Accounting Firm thereon appear on pages 25 and 26, respectively, of this Annual Report on Form 10-K. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2004 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Except as set forth below, the information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held June 29, 2005.

     The Company has adopted a Code of Ethics for Senior Management which applies to the Company’s Chief Executive Officer and all Presidents, Chief Financial Officers, Principal Accounting Officers, Executive Vice Presidents and other designated financial and operations officers. A copy of such policy is posted on the Company’s website, www.menswearhouse.com, under the heading “Corporate Governance”.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held June 29, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain equity compensation plan information for the Company as of January 29, 2005.

	Number of	Weighted-	Number of Securities
	Securities to be	Average	Remaining Available for
	Issued Upon	Exercise	Future Issuance Under
	Exercise of	Price of	Equity Compensation
	Outstanding	Outstanding	Plans (excluding
	Options	Options	securities in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	1,424,526	21.49	1,047,328

Equity Compensation Plans Not Approved by Security Holders (1)	1,330,662	25.05	137,124

Total	2,755,188	21.76	1,184,452

(1)	The Company has adopted the 1998 Key Employee Stock Option Plan (the “1998 Plan”) which, as amended, provides for the grant of options to purchase up to 2,100,000 shares of the Company’s common stock to full-time key employees (excluding executive officers), of which 1,245,458 shares are to be issued upon the exercise of outstanding options and 137,124 shares remain available for future issuance under the 1998 Plan. Options granted under the 1998 Plan must be exercised within ten years from the date of grant. Unless otherwise provided by the Stock Option Committee, options granted under the 1998 Plan vest at the rate of 1/3 of the shares covered by the grant on each of the first three anniversaries of the date of grant and may not be issued at a price less than 50% of the fair market value of our stock on the date of grant. However, a significant portion of options granted under these Plans vest annually in varying increments over a period from one to ten years.

In connection with the merger with K&G Men’s Center, Inc. in June 1999, the Company granted substitute options to certain holders of options to purchase shares of common stock of K&G Men’s Center, Inc. who were not eligible to participate in the Company’s stock option plans at a weighted-average exercise price of $44.12. Of the 62,134 shares initially reserved for issuance pursuant to such options, options covering 18,704 shares remain unexercised at this time.

In connection with other acquisitions, the Company entered into employment or consulting arrangements with certain key individuals at the acquired companies and issued to them options to purchase 30,000 shares at an exercise price of $17.42, 22,500 shares at an exercise price of $24.25, and 32,000 shares at an exercise price of $15.98, of which 14,000 shares remain unexercised.

     The additional information required by Item 12 is incorporated herein by reference from the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held June 29, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held June 29, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held June 29, 2005.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

     The following consolidated financial statements of the Company are included in Part II, Item 8:

Management’s Report on Internal Control over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of January 31, 2004 (as restated-note 13) and January 29, 2005

Consolidated Statements of Earnings for the years ended February 1, 2003 (as restated-note 13), January 31, 2004 (as restated-note 13) and January 29, 2005

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended February 1, 2003 (as restated-note 13), January 31, 2004 (as restated-note 13) and January 29, 2005

Consolidated Statements of Cash Flows for the years ended February 1, 2003 (as restated-note 13), January 31, 2004 (as restated-note 13) and January 29, 2005

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

     Schedule II – Valuation and Qualifying Accounts

The Men’s Wearhouse, Inc.
(In thousands)

	Balance at	Charged to	Charged to	Deductions		Balance at
	Beginning	Costs	Other	from	Translation	End of
	of Period	and Expenses	Accounts (4)	Reserve (2)	Adjustment	Period
Allowance for uncollectible accounts (1) :
Year ended February 1, 2003	$322	$225	$—	$(106)	$—	$441
Year ended January 31, 2004	441	360	—	(411)	3	393
Year ended January 29, 2005	393	300	—	(289)	1	405

Allowance for sales returns (1) (3) :
Year ended February 1, 2003	$325	$—	$—	$—	$—	$325
Year ended January 31, 2004	325	(53)	92	—	—	364
Year ended January 29, 2005	364	(96)	158	—	—	426

Inventory reserves (1) :
Year ended February 1, 2003	$10,560	$(3,551)	$—	$—	$125	$7,134
Year ended January 31, 2004	7,134	(588)	—	—	311	6,857
Year ended January 29, 2005	6,857	48	—	—	192	7,097

(1)	The allowance for uncollectible accounts, the allowance for sales returns and the inventory reserves are evaluated at the end of each fiscal quarter and adjusted based on the evaluation.

(2)	Consists primarily of write-offs of bad debt.

(3)	Allowance for sales returns is included in accrued expenses.

(4)	Deducted from net sales.

     All other schedules are omitted because they are not applicable or because the required information is included in the Consolidated Financial Statements or Notes thereto.

3. Exhibits

Exhibit
Number		Exhibit
3.1	—	Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 1994).

3.2	—	By-laws, as amended (incorporated by reference from Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 1997).

3.3	—	Articles of Amendment to the Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999).

4.1	—	Restated Articles of Incorporation (included as Exhibit 3.1).

4.2	—	By-laws (included as Exhibit 3.2).

4.3	—	Form of Common Stock certificate (incorporated by reference from Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 33-45949)).

4.4	—	Articles of Amendment to the Restated Articles of Incorporation (included as Exhibit 3.3).

4.5	—	Revolving Credit Agreement dated as of January 29, 2003, among the Company and JPMorgan Chase Bank and the Banks listed therein (incorporated by reference from Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003).

4.6	—	Term Sheet Agreement dated as of January 29, 2003 evidencing the uncommitted CAN$10 million facility of National City Bank, Canada Branch to Golden Brand Clothing (Canada) Ltd. (incorporated by reference from Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003).

4.7	—	Indenture (including form of note) dated October 21, 2003 among the Company and JPMorgan Chase Bank, as trustee, relating to the Company’s 3.125% Convertible Senior Notes due 2023 (incorporated by reference from Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 1, 2003).

4.8	—	Registration Rights Agreement dated October 21, 2003 among the Company and Bear Stearns & Co. Inc., Wachovia Capital Markets, LLC, J.P. Morgan Securities Inc., Fleet Securities, Inc. (incorporated by reference from Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 1, 2003).

4.9	—	First Amendment to Revolving Credit Agreement, dated October 13, 2003 among the Company, JPMorgan Chase Bank and the Banks listed therein (incorporated by reference from Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 1, 2003).

4.10	—	Second Amendment to Revolving Credit Agreement dated July 7, 2004, by and among the Company, JPMoran Chase Bank and the Banks listed therein (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2004).

4.11	—	Supplemental Indenture dated January 28, 2005, by and between the Company and JPMorgan Chase Bank, National Association (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 28, 2005).

*10.1	—	1992 Stock Option Plan (incorporated by reference from Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Registration No. 33-45949)).

*10.2	—	First Amendment to 1992 Stock Option Plan (incorporated by Reference from Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (Registration No. 33-60516)).

*10.3	—	1992 Non-Employee Director Stock Option Plan (As Amended and Restated Effective January 1, 2004), including the forms of stock option agreement and restricted stock award agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 18, 2005).

*10.4	—	Stock Agreement dated as of March 23, 1992, between the Company and George Zimmer (incorporated by reference from Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (Registration No. 33-45949)).

*10.5	—	Split-Dollar Agreement and related Split-Dollar Collateral Assignment dated November 25, 1994 between the Company, George Zimmer and David Edwab, Co-Trustee of the Zimmer 1994 Irrevocable Trust (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 1995).

*10.6	—	1996 Long-Term Incentive Plan (As Amended and Restated Effective March 29, 2004), including the forms of stock option agreement, restricted stock award agreement and deferred stock unit award agreement (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 18, 2005).

*10.7	—	1998 Key Employee Stock Option Plan (incorporated by reference from Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998).

*10.8	—	First Amendment to 1998 Key Employee Stock Option Plan (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (registration No. 333-80033)).

*10.9	—	Second Amendment to 1998 Key Employee Stock Option Plan (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2000).

Exhibit
Number		Exhibit
*10.10	—	Split-Dollar Agreement dated January 14, 2002, by and between the Company and Eric Lane (incorporated by reference from Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002).

*10.11	—	Split-Dollar Agreement and related Split-Dollar Collateral Assignment dated May 25, 1995, by and between the Company and David H. Edwab (incorporated by reference from Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002).

*10.12	—	Split-Dollar Agreement and related Split-Dollar Collateral Assignment dated May 25, 1995, between the Company, David H. Edwab and George Zimmer, Co-Trustee of the David H. Edwab 1995 Irrevocable Trust (incorporated by reference from Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002).

*10.13	—	First Amendment to Split-Dollar Agreement dated January 17, 2002, between the Company, David H. Edwab and George Zimmer, Trustee of the David H. Edwab 1995 Irrevocable Trust (incorporated by reference from Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002).

*10.14	—	Amended and Restated Employment Agreement effective as of February 3, 2003, by and between the Company and David H. Edwab (incorporated by reference from Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31,2004).

*10.15	—	Aircraft Lease Agreement dated August 20, 2004, by and between Regal Aviation LLC and MW Sky LLC (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2004).

*10.16	—	2004 Long-Term Incentive Plan (filed herewith).

*10.17	—	Succession Agreement between the Company and Eric J. Lane (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 4, 2005).

21.1	—	Subsidiaries of the Company (filed herewith).

23.1	—	Consent of Deloitte & Touche LLP, independent auditors (filed herewith).

31.1	—	Certification of Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

31.2	—	Certification of Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).

32.1	—	Certification of Annual Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

32.2	—	Certification of Annual Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).

*	Management Compensation or Incentive Plan

     The Company will furnish a copy of any exhibit described above to any beneficial holder of its securities upon receipt of a written request therefore, provided that such request sets forth a good faith representation that, as of the record date for the Company’s 2005 Annual Meeting of Shareholders, such beneficial holder is entitled to vote at such meeting, and provided further that such holder pays to the Company a fee compensating the Company for its reasonable expenses in furnishing such exhibits.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MEN’S WEARHOUSE, INC.

By	/s/ GEORGE ZIMMER

George Zimmer
Chairman of the Board and
Chief Executive Officer

Dated: April 28, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date
/s/ GEORGE ZIMMER	Chairman of the Board, Chief	April 28, 2005

George Zimmer	Executive Officer and Director

/s/ NEILL P. DAVIS	Executive Vice President, Chief Financial	April 28, 2005

Neill P. Davis	Officer and Principal Financial Officer

/s/ DIANA M. WILSON	Senior Vice President and Principal Accounting Officer	April 28, 2005

Diana M. Wilson

/s/ DAVID H. EDWAB	Vice Chairman of the Board and Director	April 28, 2005

David H. Edwab

/s/ RINALDO S. BRUTOCO	Director	April 28, 2005

Rinaldo S. Brutoco

/s/ MICHAEL L. RAY	Director	April 28, 2005

Michael L. Ray

/s/ SHELDON I. STEIN	Director	April 28, 2005

Sheldon I. Stein

/s/ KATHLEEN MASON	Director	April 28, 2005

Kathleen Mason

/s/ DEEPAK CHOPRA	Director	April 28, 2005

Deepak Chopra

/s/ WILLIAM B. SECHREST	Director	April 28, 2005

William B. Sechrest

Exhibit Index

Exhibit
Number		Exhibit
3.1	—	Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 1994).

3.2	—	By-laws, as amended (incorporated by reference from Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 1997).

3.3	—	Articles of Amendment to the Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999).

4.1	—	Restated Articles of Incorporation (included as Exhibit 3.1).

4.2	—	By-laws (included as Exhibit 3.2).

4.3	—	Form of Common Stock certificate (incorporated by reference from Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 33-45949)).

4.4	—	Articles of Amendment to the Restated Articles of Incorporation (included as Exhibit 3.3).

4.5	—	Revolving Credit Agreement dated as of January 29, 2003, among the Company and JPMorgan Chase Bank and the Banks listed therein (incorporated by reference from Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003).

4.6	—	Term Sheet Agreement dated as of January 29, 2003 evidencing the uncommitted CAN$10 million facility of National City Bank, Canada Branch to Golden Brand Clothing (Canada) Ltd. (incorporated by reference from Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003).

4.7	—	Indenture (including form of note) dated October 21, 2003 among the Company and JPMorgan Chase Bank, as trustee, relating to the Company’s 3.125% Convertible Senior Notes due 2023 (incorporated by reference from Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 1, 2003).

4.8	—	Registration Rights Agreement dated October 21, 2003 among the Company and Bear Stearns & Co. Inc., Wachovia Capital Markets, LLC, J.P. Morgan Securities Inc., Fleet Securities, Inc. (incorporated by reference from Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 1, 2003).

4.9	—	First Amendment to Revolving Credit Agreement, dated October 13, 2003 among the Company, JPMorgan Chase Bank and the Banks listed therein (incorporated by reference from Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 1, 2003).

4.10	—	Second Amendment to Revolving Credit Agreement dated July 7, 2004, by and among the Company, JPMoran Chase Bank and the Banks listed therein (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2004).

4.11	—	Supplemental Indenture dated January 28, 2005, by and between the Company and JPMorgan Chase Bank, National Association (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 28, 2005).

*10.1	—	1992 Stock Option Plan (incorporated by reference from Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Registration No. 33-45949)).

*10.2	—	First Amendment to 1992 Stock Option Plan (incorporated by Reference from Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (Registration No. 33-60516)).

*10.3	—	1992 Non-Employee Director Stock Option Plan (As Amended and Restated Effective January 1, 2004), including forms of stock option agreement and restricted stock award agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 18, 2005).

*10.4	—	Stock Agreement dated as of March 23, 1992, between the Company and George Zimmer (incorporated by reference from Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (Registration No. 33-45949)).

*10.5	—	Split-Dollar Agreement and related Split-Dollar Collateral Assignment dated November 25, 1994 between the Company, George Zimmer and David Edwab, Co-Trustee of the Zimmer 1994 Irrevocable Trust (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 1995).

*10.6	—	1996 Long-Term Incentive Plan (As Amended and Restated Effective March 29, 2004), including the forms of stock option agreement, restricted stock award agreement and deferred stock unit award agreement (incorporated by reference from Exhibit 10.20 to the Company’s Current Report on Form 8-K filed with the Commission on March 18, 2005).

Exhibit
Number		Exhibit
*10.7	—	1998 Key Employee Stock Option Plan (incorporated by reference from Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998).

*10.8	—	First Amendment to 1998 Key Employee Stock Option Plan (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (registration No. 333-80033)).

*10.9	—	Second Amendment to 1998 Key Employee Stock Option Plan (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2000).

*10.10	—	Split-Dollar Agreement dated January 14, 2002, by and between the Company and Eric Lane (incorporated by reference from Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002).

*10.11	—	Split-Dollar Agreement and related Split-Dollar Collateral Assignment dated May 25, 1995, by and between the Company and David H. Edwab (incorporated by reference from Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002).

*10.12	—	Split-Dollar Agreement and related Split-Dollar Collateral Assignment dated May 25, 1995, between the Company, David H. Edwab and George Zimmer, Co-Trustee of the David H. Edwab 1995 Irrevocable Trust (incorporated by reference from Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002).

*10.13	—	First Amendment to Split-Dollar Agreement dated January 17, 2002, between the Company, David H. Edwab and George Zimmer, Trustee of the David H. Edwab 1995 Irrevocable Trust (incorporated by reference from Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002).

*10.14	—	Amended and Restated Employment Agreement effective as of February 3, 2003, by and between the Company and David H. Edwab (incorporated by reference from Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004).

*10.15	—	Aircraft Lease Agreement dated August 20, 2004, by and between Regal Aviation LLC and MW Sky LLC (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2004).

*10.16	—	2004 Long-Term Incentive Plan (filed herewith).

*10.17	—	Succession Agreement between the Company and Eric J. Lane (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 4, 2005).

21.1	—	Subsidiaries of the Company (filed herewith).

23.1	—	Consent of Deloitte & Touche LLP, independent auditors (filed herewith).

31.1	—	Certification of Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

31.2	—	Certification of Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).

32.1	—	Certification of Annual Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

32.2	—	Certification of Annual Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).

*	Management Compensation or Incentive Plan