Form 10-Q
period 2005-04-30
MENS WEARHOUSE INC
filed 2005-06-09
CIK 884217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005 or

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

     The number of shares of common stock of the Registrant, par value $.01 per share, outstanding at June 3, 2005 was 36,058,883 excluding 8,315,494 shares classified as Treasury Stock.

REPORT INDEX

PART I. FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GENERAL INFORMATION

     The condensed consolidated financial statements herein include the accounts of The Men’s Wearhouse, Inc. and its wholly owned or controlled subsidiaries (the “Company”) and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). As applicable under such regulations, certain information and footnote disclosures have been condensed or omitted. We believe that the presentation and disclosures herein are adequate to make the information not misleading, and the condensed consolidated financial statements reflect all elimination entries and normal adjustments which are necessary for a fair statement of the results for the three months ended May 1, 2004 and April 30, 2005.

     Operating results for interim periods are not necessarily indicative of the results for full years. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended January 29, 2005 and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year then ended filed with the SEC.

     Unless the context otherwise requires, “Company”, “we”, “us” and “our” refer to The Men’s Wearhouse, Inc. and its wholly owned or controlled subsidiaries.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	May 1,	April 30,	January 29,
	2004	2005	2005
	(as restated-note 10)
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$125,927	$139,495	$165,008
Accounts receivable, net	18,855	21,816	20,844
Inventories	390,011	422,519	406,225
Other current assets	33,212	33,856	34,920

Total current assets	568,005	617,686	626,997
PROPERTY AND EQUIPMENT, net	219,617	261,460	260,068
GOODWILL	43,162	55,510	55,824
OTHER ASSETS, net	44,190	59,550	50,433

TOTAL	$874,974	$994,206	$993,322

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$104,289	$132,160	$132,212
Accrued expenses	65,079	80,798	82,923
Income taxes payable	27,832	27,670	23,633

Total current liabilities	197,200	240,628	238,768
LONG-TERM DEBT	131,000	130,000	130,000
DEFERRED TAXES AND OTHER LIABILITIES	46,142	54,245	55,706

Total liabilities	374,342	424,873	424,474

COMMITMENTS AND CONTINGENCIES (Note 6 and Note 8)
SHAREHOLDERS’ EQUITY:
Preferred stock	—	—	—
Common stock	431	443	436
Capital in excess of par	206,238	237,399	218,327
Retained earnings	457,129	536,134	513,430
Accumulated other comprehensive income	6,470	15,478	17,477

Total	670,268	789,454	749,670
Treasury stock, at cost	(169,636)	(220,121)	(180,822)

Total shareholders’ equity	500,632	569,333	568,848

TOTAL	$874,974	$994,206	$993,322

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)
(Unaudited)

	For the Quarter Ended
	May 1,	April 30,
	2004	2005
	(as restated‑note 10)

Net sales	$360,729	$411,649
Cost of goods sold, including buying, distribution and occupancy costs	222,919	245,866

Gross margin	137,810	165,783
Selling, general and administrative expenses	112,742	128,909

Operating income	25,068	36,874
Interest income	(274)	(794)
Interest expense	1,351	1,487

Earnings before income taxes	23,991	36,181
Provision for income taxes	8,936	13,477

Net earnings	$15,055	$22,704

Net earnings per share:
Basic	$0.42	$0.63

Diluted	$0.41	$0.61

Weighted average common shares outstanding:
Basic	36,131	36,170

Diluted	36,812	37,223

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	For the Quarter Ended
	May 1,	April 30,
	2004	2005
	(as restated-note 10)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$15,055	$22,704
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	13,220	16,456
Deferred compensation and rent expense	(371)	(261)
Deferred tax provision	(1,808)	(1,900)
Increase in accounts receivable	(980)	(993)
Increase in inventories	(3,008)	(17,281)
Increase in other assets	(5,950)	(8,696)
Decrease in accounts payable and accrued expenses	(15,623)	(181)
Increase in income taxes payable	2,012	8,832
Increase in other liabilities	287	451

Net cash provided by operating activities	2,834	19,131

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,239)	(17,976)
Investment in trademarks, tradenames and other assets	(23)	(21)

Net cash used in investing activities	(9,262)	(17,997)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	624	13,925
Deferred financing costs	(1)	—
Purchase of treasury stock	—	(40,490)

Net cash provided by (used in) financing activities	623	(26,565)

Effect of exchange rate changes	(414)	(82)

DECREASE IN CASH AND CASH EQUIVALENTS	(6,219)	(25,513)
Balance at beginning of period	132,146	165,008

Balance at end of period	$125,927	$139,495

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Significant Accounting Policies

     Basis of Presentation — The condensed consolidated financial statements herein include the accounts of The Men’s Wearhouse, Inc. and its wholly owned or controlled subsidiaries (the “Company”) and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). As applicable under such regulations, certain information and footnote disclosures have been condensed or omitted. We believe that the presentation and disclosures herein are adequate to make the information not misleading, and the condensed consolidated financial statements reflect all elimination entries and normal adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows at the dates and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended January 29, 2005.

     The preparation of the condensed consolidated financial statements in conformity with accounting principals generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual amounts could differ from those estimates.

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

     In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”). This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosures required by SFAS No. 148 are included below.

     Had we elected to apply the accounting standards of SFAS No. 123, as amended by SFAS No. 148, our net earnings and net earnings per share would have been approximately the pro forma amounts indicated below (in thousands, except per share data):

	For the Quarter Ended
	May 1,	April 30,
	2004	2005
Net earnings, as reported	$15,055	$22,704
Add: Stock-based compensation, net of tax included in reported net earnings	3	39
Deduct: Stock-based compensation, net of tax determined under fair-value based method	(608)	(1,061)

Pro forma net earnings	$14,450	$21,682

Net earnings per share:
As reported:
Basic	$0.42	$0.63
Diluted	$0.41	$0.61
Pro forma:
Basic	$0.40	$0.60
Diluted	$0.39	$0.58

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes the fair value method for measurement and requires all entities to apply this fair value method in accounting for share-based payment transactions. The amount of compensation cost will be measured based on the grant-date fair value of the instrument issued and will be recognized over the vesting period. SFAS No. 123R replaces SFAS 123 and supersedes APB No. 25. The provisions of SFAS No. 123R are effective for the first fiscal year beginning after June 15, 2005 for all awards granted or modified after that date and for those awards granted prior to that date that have not vested.

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

     In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (“FIN 47”). FIN 47 clarifies that the term “conditional” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity even if the timing and/or settlement are conditional on a future event that may or may not be within the control of an entity. Accordingly, the entity must record a liability for the conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005. We do not expect the adoption of FIN 47 to have a material impact on our financial position, results of operations or cash flows.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

3. Accounting For Derivative Instruments and Hedging

     In connection with our direct sourcing program, we may enter into purchase commitments that are denominated in a foreign currency (primarily the Euro). Our policy is to enter into foreign currency forward exchange contracts to minimize foreign currency exposure related to forecasted purchases of certain inventories. Under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), such contracts have been designated as and accounted for as cash flow hedges. The settlement terms of the forward contracts, including amount, currency and maturity, correspond with payment terms for the merchandise inventories. Any ineffective portion of a hedge is reported in earnings immediately. At April 30, 2005 we had 16 contracts maturing in varying increments to purchase an aggregate notional amount of $6.2 million in foreign currency, maturing at various dates through December 2005. During the first quarter of 2004 and the first quarter of 2005, we recognized an immaterial amount of hedge ineffectiveness.

     The changes in the fair value of the foreign currency forward exchange contracts are matched to inventory purchases by period and are recognized in earnings as such inventory is sold. The fair value of the forward exchange contracts is estimated by comparing the cost of the foreign currency to be purchased under the contracts using the exchange rates obtained under the contracts (adjusted for forward points) to the hypothetical cost using the spot rate at quarter end. We expect to recognize in earnings through December 2005 approximately $0.3 million, net of tax, of existing net gains presently deferred in accumulated other comprehensive income.

4. Comprehensive Income and Supplemental Cash Flows

     Our comprehensive income is as follows (in thousands):

	For the Quarter Ended
	May 1,	April 30,
	2004	2005
Net earnings	$15,055	$22,704
Change in derivative fair value, net of tax	(577)	(148)
Currency translation adjustments, net of tax	(3,310)	(1,851)

Comprehensive income	$11,168	$20,705

     We paid cash during the first quarter of 2004 of $2.0 million for interest and $8.8 million for income taxes, compared with $2.2 million for interest and $6.7 million for income taxes during the first quarter of 2005. We had non-cash investing and financing activities resulting from the tax benefit recognized upon exercise of stock options of $43 thousand during the first quarter of 2004 and $4.8 million for the first quarter of 2005. We had non-cash investing and financing activities resulting from the issuance of treasury stock to the employee stock ownership plan of $1.0 million and $1.5 million for the first quarters of 2004 and 2005, respectively.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

5. Goodwill and Other Intangible Assets

     Changes in the net carrying amount of goodwill for the year ended January 29, 2005 and for the three months ended April 30, 2005 are as follows (in thousands):

Balance, January 31, 2004	$43,867
Goodwill of acquired business	10,538
Translation adjustment	1,419

Balance, January 29, 2005	$55,824
Translation adjustment	(314)

Balance, April 30, 2005	$55,510

     In September 2004, we acquired the assets and operating leases for 11 retail dry cleaning and laundry facilities operating in the Houston, Texas area.

     The gross carrying amount and accumulated amortization of our other intangibles, which are included in other assets in the accompanying balance sheet, are as follows (in thousands):

	May 1,	April 30,	January 29,
	2004	2005	2005
Trademarks, tradenames and other intangibles	$9,475	$9,733	$9,733
Accumulated amortization	(2,662)	(3,529)	(3,307)

Net total	$6,813	$6,204	$6,426

     The pretax amortization expense associated with intangible assets totaled approximately $212,000 and $222,000 for the quarters ended May 1, 2004 and April 30, 2005, respectively, and approximately $857,000 for the year ended January 29, 2005. Pretax amortization associated with intangible assets at April 30, 2005 is estimated to be $665,000 for the remainder of fiscal year 2005, $832,000 for fiscal year 2006, $674,000 for each of the fiscal years 2007 and 2008 and $658,000 for fiscal year 2009.

6. Long-Term Debt

     We have a revolving credit agreement with a group of banks (the “Credit Agreement”) that provides for borrowing of up to $100.0 million through July 7, 2009 (amended in July 2004 to extend the maturity date). The Credit Agreement is secured by substantially all of the stock of the subsidiaries of The Men’s Wearhouse, Inc. Advances under the Credit Agreement bear interest at a rate per annum equal to, at our option, the agent’s prime rate or the reserve adjusted LIBOR rate plus a varying interest rate margin up to 2.25%. The Credit Agreement also provides for fees applicable to unused commitments ranging from 0.275% to 0.500%. As of April 30, 2005, there were no borrowings outstanding under the Credit Agreement.

     The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain a minimum level of net worth and certain financial ratios. The Credit Agreement also prohibits payment of cash dividends on our common stock. We were in compliance with the covenants in the Credit Agreement as of April 30, 2005.

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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

     We utilize letters of credit primarily to secure inventory purchases. At April 30, 2005, letters of credit totaling approximately $16.5 million were issued and outstanding.

7. Stock Repurchase Program

     In September 2003, the Board of Directors authorized a program for the repurchase of up to $100.0 million of Company common stock in the open market or in private transactions. No shares were repurchased under this program during the first quarter of 2004. However, in the aggregate, as of May 1, 2004, we had purchased under this program 1,405,400 shares at a cost of $42.4 million in private transactions and 1,713,400 shares at a cost of $42.6 million in open market transactions, for a total of 3,118,800 shares at an average price per share of $27.28.

     In June 2004, the Board of Directors authorized a program for the repurchase of up to $50.0 million of our common stock in the open market or in private transactions. This authorization superceded the remaining availability under the September 2003 authorization.

     The following table shows activity under the June 2004 treasury stock repurchase program for the quarter ending April 30, 2005 (in thousands, except share data and average price per share):

			Average
			Price
	Shares	Cost(1)	Per Share
Total shares repurchased as of January 29, 2005	99,400	$2,485	$24.99
Repurchases under the program in open market transactions	1,002,500	40,490	40.39

Total shares repurchased as of April 30, 2005	1,101,900	$42,975	$39.00

(1)	The approximate dollar value remaining under the June 2004 $50.0 million authorization at April 30, 2005 was $7.0 million.

     On May 12, 2005, the Company’s Board of Directors approved a replenishment of the Company’s share repurchase program to $50.0 million by authorizing $43.0 million to be added to the remaining $7.0 million under the June 2004 authorization program.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8. Legal Matters

     On April 18, 2003, a lawsuit was filed against the Company in the Superior Court of California for the County of Orange, Case No. 03CC00132 (the “Orange County Suit”). The Orange County Suit was brought as a purported class action and alleged several causes of action, each based on the factual allegation that in the State of California the Company misclassified its managers and assistant managers as exempt from the application of certain California labor statutes. Because of this alleged misclassification, the Orange County Suit alleged that the Company failed to pay overtime compensation and provide the required rest periods to such employees. The Orange County Suit sought, among other things, declaratory and injunctive relief along with an accounting as to alleged wages, premium pay, penalties, interest and restitution allegedly due the class defendants. The Orange County Suit was settled in May 2005 and did not have a material adverse effect on our financial position, results of operations or cash flows.

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

9. Subsequent Event

     On May 18, 2005, the Company issued a press release announcing that a Special Committee of the Company’s Board of Directors, pursuant to specifically delegated authority, declared a three for two stock split of the Company’s common stock, $.01 par value, in the form of a stock dividend to be paid on June 13, 2005, to shareholders of record of said stock at the close of business on May 31, 2005 (the “Record Date”). Share and per share information included in the accompanying condensed consolidated financial statements has not been restated to reflect the stock split.

10. Restatement of Financial Statements

     Like many other companies in the retail and restaurant industries, we reviewed our accounting treatment for leases and depreciation of related leasehold improvements during the fourth quarter of fiscal 2004 and restated our consolidated financial statements for fiscal years 2002 and 2003 and the first three fiscal quarters of fiscal 2004 in our Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     We conformed our lease terms used for recording straight-line rent and depreciation of leasehold improvements to include renewal option periods where the renewal appears reasonably assured. The lease terms commence when we take possession with the right to control use of the leased premises. We also adopted a policy of capitalizing rent amounts allocated to the construction period for leased properties as leasehold improvements. Landlord incentives received for reimbursement of leasehold improvements are recorded as deferred rent and amortized as a reduction to rent expense over the term of the lease.

     The following table contains information regarding the impact of the restatement adjustments on our condensed consolidated balance sheet as of May 1, 2004, and our condensed consolidated statement of earnings and condensed consolidated statement of cash flows for the quarter ended May 1, 2004 (in thousands, except per share amounts):

	For the Quarter Ended May 1, 2004
	As Previously
	Reported	Adjustment	As Restated
Condensed Consolidated Balance Sheet:
Other current assets	$33,067	$145	$33,212
Property and equipment, net	210,512	9,105	219,617
Total assets	865,724	9,250	874,974
Income taxes payable	27,883	(51)	27,832
Deferred taxes and other liabilities	31,193	14,949	46,142
Retained earnings	462,662	(5,533)	457,129
Accumulated other comprehensive income	6,585	(115)	6,470
Total shareholders’ equity	506,280	(5,648)	500,632

Condensed Consolidated Statement of Earnings:
Cost of goods sold, including buying, distribution and occupancy costs	$222,857	$62	$222,919
Gross margin	137,872	(62)	137,810
Selling, general and administrative expenses	112,738	4	112,742
Operating income	25,134	(66)	25,068
Earnings before income taxes	24,057	(66)	23,991
Provision for income taxes	8,961	(25)	8,936
Net earnings	15,096	(41)	15,055
Diluted earnings per share (1)	0.41	(0.0004)	0.41

Condensed Consolidated Statement of Cash Flows:
Cash provided by operating activities	$2,166	$668	$2,834
Cash used in investing activities	(8,594)	(668)	(9,262)

(1)	Due to the effect of rounding, the sum of the per share amounts may not equal the effect of the adjustment.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement of Financial Statements

     Management’s Discussion and Analysis of Financial Condition and Results of Operations as presented herein gives effect to the restatement of our condensed consolidated financial statements for the first quarter of fiscal 2004 for certain lease accounting adjustments. See Note 10 of Notes to Condensed Consolidated Financial Statements for a description of the adjustments.

General

     For supplemental information, it is suggested that “Management’s Discussion and Analysis of Financial Condition and Results of Operations” be read in conjunction with the corresponding section included in our Annual Report on Form 10-K for the year ended January 29, 2005. References herein to years are to our 52-week or 53-week fiscal year which ends on the Saturday nearest January 31 in the following calendar year. For example, references to “2005” mean the 52-week fiscal year ending January 28, 2006.

     The following table presents information with respect to retail apparel stores in operation during each of the respective fiscal periods:

	For the Quarter Ended		Year Ended
	May 1,	April 30,	January 29,
	2004	2005	2005
Stores open at beginning of period:	693	707	693
Opened	5	5	20
Closed	(3)	(2)	(6)

Stores open at end of period	695	710	707

Stores open at end of period:
U.S. —
Men’s Wearhouse	508	520	517
K&G	73	76	76

	581	596	593
Canada — Moores	114	114	114

	695	710	707

     In connection with our strategy of testing opportunities to market complementary products and services, in December 2003 and in September 2004 we acquired the assets and operating leases for 13 and 11, respectively, retail dry cleaning and laundry facilities operating in the Houston, Texas area. We launched a rebranding campaign for these facilities in March 2005, under the banner MW Cleaners. We may open or acquire additional facilities on a limited basis during 2005 as we continue to test market and evaluate the feasibility of developing a national retail dry cleaning and laundry line of business.

     During fiscal year 2004, we opened six new casual clothing/sportswear concept stores in order to test an expanded, more fashion-oriented merchandise concept for men and women. In March 2005, it was determined that no further investments would be made into these fashion-oriented test concept stores and that the six stores opened in 2004 would be wound down over the course of fiscal 2005. At April 30, 2005, five of these test concept stores remained in operation. It is anticipated that these five stores will be closed by June 30, 2005.

     During the fourth quarter of fiscal 2004, we opened two test bridal stores in the San Francisco Bay Area in order to test additional opportunities in the bridal industry. These stores are located contiguous to existing Men’s Wearhouse stores. We may open additional stores on a limited basis during 2005 as we continue to test the market and opportunities in the bridal industry.

Results of Operations

Quarter Ended April 30, 2005 Compared with Quarter Ended May 1, 2004

     Our net sales were $411.6 million for the quarter ended April 30, 2005, a $50.9 million or 14.1% increase from the same prior year period due mainly to a $46.6 million increase in clothing and alteration sales. Our U.S. comparable store sales (which are calculated primarily by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period) increased 10.9% due mainly to increased store traffic levels at our traditional Men’s Wearhouse stores and at our K&G stores where the hours of operation were extended from four days to seven days a week beginning September 1, 2004. Improvement was experienced in nearly all product categories at both our Men’s Wearhouse and K&G stores. We have also experienced an improved customer response at our K&G stores as a result of a comparative advertising campaign. In Canada, comparable store sales increased 4.2% as a result of increased store traffic and increased unit sales in almost all product categories. Combined U.S. and Canadian tuxedo rental revenues increased by $1.4 million but decreased slightly as a percentage of total revenues from 5.0% in the first quarter of 2004 to 4.8% in the first quarter of 2005.

     Gross margin increased 20.3% from the same prior year quarter to $165.8 million in the first quarter of 2005. As a percentage of sales, gross margin increased from 38.2% in the first quarter of 2004 to 40.3% in the first quarter of 2005. This increase in gross margin percentage resulted mainly from higher initial mark-ups and lower markdowns that produced higher clothing product margins. The gross margin percentage was also increased as occupancy cost, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, decreased modestly as a percentage of sales from the first quarter of 2004 to the first quarter of 2005. However, on an absolute dollar basis, occupancy cost increased by 6.4% from the first quarter of 2004 to the first quarter of 2005 due mainly to higher rent expense from our increased store count and renewals of existing leases at higher rates.

     Selling, general and administrative (“SG&A”) expenses, as a percentage of sales, remained constant at 31.3% for both the first quarter of 2004 and the first quarter of 2005. SG&A expenditures, however, increased by $16.2 million or 14.3% to $128.9 million. As a percentage of sales, advertising expense decreased from 3.9% to 3.7% of net sales, store salaries decreased from 12.6% to 12.5% of net sales and other SG&A expenses increased from 14.8% to 15.1% of net sales. On an absolute dollar basis, the principal components of SG&A expenses increased primarily as a result of increased commissions due to higher sales and costs associated with the planned closure of our R&D retail concept “Eddie Rodriguez.”

     Interest expense increased from $1.4 million in the first quarter of 2004 to $1.5 million in the first quarter of 2005 while interest income increased from $0.3 million in the first quarter of 2004 to $0.8 million in the first quarter of 2005. Weighted average borrowings outstanding decreased from $131.0 million in the first quarter of 2004 to $130.0 in the first quarter of 2005, and the weighted average interest rate on outstanding indebtedness increased from 3.3% to 3.4%. The decrease in weighted average borrowings is due to the payment of our unsecured note payable for $1.0 million in January 2005. The increase in the weighted average interest rate is due to modestly higher commitment fees.

     Our effective income tax rate was 37.3% for the first quarter of 2004 and for the first quarter of 2005. The effective tax rate was higher than the statutory U.S. federal rate of 35% primarily due to the effect of state income taxes.

     These factors resulted in net earnings of $22.7 million or 5.5% of net sales for the first quarter of 2005, compared with net earnings of $15.1 million or 4.2% of net sales for the first quarter of 2004.

Liquidity and Capital Resources

     We have a revolving credit agreement with a group of banks (the “Credit Agreement”) that provides for borrowing of up to $100.0 million through July 7, 2009 (amended in July 2004 to extend the maturity date). The Credit Agreement is secured by substantially all of the stock of the subsidiaries of The Men’s Wearhouse, Inc. Advances under the Credit Agreement bear interest at a rate per annum equal to, at our option, the agent’s prime rate or the reserve adjusted LIBOR rate plus a varying interest rate margin up to 2.25%. The Credit Agreement also provides for fees applicable to unused commitments ranging from 0.275% to 0.500%. As of April 30, 2005, there were no borrowings outstanding under the Credit Agreement.

     The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain a minimum level of net worth and certain financial ratios. The Credit Agreement also prohibits payment of cash dividends on our common stock. We were in compliance with the covenants in the Credit Agreement as of April 30, 2005.

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

     We utilize letters of credit primarily to secure inventory purchases. At April 30, 2005, letters of credit totaling approximately $16.5 million were issued and outstanding.

     Working capital was $377.1 million at April 30, 2005, which is down from $388.2 million at January 29, 2005 and up from $370.8 million at May 1, 2004. Historically, our working capital has been at its lowest level in January and February and has increased through November as inventory buildup is financed with both vendor payables and credit facility borrowings in preparation for the fourth quarter selling season. Working capital at April 30, 2005 is lower than at January 29, 2005 due mainly to purchases of treasury stock made during the first quarter of 2005.

     Our operating activities provided net cash of $2.8 million during the first quarter of 2004, due mainly to net earnings, adjusted for non-cash charges, and an increase in income taxes payable, offset by decreases in accounts payable and accrued expenses and increases in inventories and other assets. During the first quarter of 2005, our operating activities provided net cash of $19.1 million, due mainly to net earnings, adjusted for non-cash charges, and an increase in income taxes payable, offset by increases in inventories and other assets. The decrease in accounts payable and accrued expenses in the first quarter of 2004 was due primarily to the payment of higher bonuses accrued at the end of 2003 and payment for treasury stock purchased as of the end of 2003. Inventories increased in the first quarter of 2004 and 2005 due mainly to seasonal inventory buildup. Other assets increased in the first quarter of 2004 and 2005 mainly due to purchases of tuxedo rental product. The increase in income taxes payable in the first quarter of 2004 and 2005 was due primarily to increased earnings.

     Our investing activities used net cash of $9.3 million and $18.0 million for the first quarter of 2004 and 2005, respectively. Cash used in investing activities was primarily comprised of capital expenditures relating to stores opened, remodeled or relocated during the period or under construction at the end of the period, distribution facility additions and infrastructure technology investments. The increase in capital expenditures in the first quarter of 2005 is mainly attributable to additions to our new Canadian tuxedo distribution center purchased in January 2005 and additions to our Houston distribution center to further accommodate our current and future operations.

     Our financing activities provided net cash of $0.6 million for the first quarter of 2004 due mainly to proceeds from the issuance of our common stock in connection with the exercise of stock options. During the first quarter of 2005, our financing activities used net cash of $26.6 million due mainly to purchases of treasury stock offset by proceeds from the issuance of our common stock in connection with the exercise of stock options.

     In September 2003, the Board of Directors authorized a program for the repurchase of up to $100.0 million of Company common stock in the open market or in private transactions. No shares were repurchased under this program during the first quarter of 2004. However, in the aggregate, as of May 1, 2004, we had purchased under this program 1,405,400 shares at a cost of $42.4 million in private transactions and 1,713,400 shares at a cost of $42.6 million in open market transactions, for a total of 3,118,800 shares at an average price per share of $27.28.

     In June 2004, the Board of Directors authorized a program for the repurchase of up to $50.0 million of our common stock in the open market or in private transactions. This authorization superceded the remaining availability under the September 2003 authorization. As of April 30, 2005, a total of 1,101,900 shares at a cost of $43.0 million were repurchased in open market transactions under this program at an average price per share of $39.00. During the first quarter of 2005, a total of 1,002,500 shares at a cost of $40.5 million were repurchased under this program at an average price per share of $40.39.

     On May 12, 2005, the Company’s Board of Directors approved a replenishment of the Company’s share repurchase program to $50.0 million by authorizing $43.0 million to be added to the remaining $7.0 million under the June 2004 authorization program.

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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are subject to exposure from fluctuations in U.S. dollar/Euro exchange rates and the Canadian dollar/Euro exchange rates. As further described in Note 3 of Notes to Condensed Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”, we utilize foreign currency forward exchange contracts to limit exposure to changes in currency exchange rates. At April 30, 2005, we had 16 contracts maturing in varying increments to purchase an aggregate notional amount of $6.2 million in foreign currency, maturing at various dates through December 2005. At May 1, 2004, we had 39 contracts maturing in varying increments to purchase an aggregate notional amount of $23.2 million in foreign currency, maturing at various dates through December 2005. Unrealized pretax gains on these forward contracts totaled approximately $0.1 million at May 1, 2004 and $0.4 million at April 30, 2005. A hypothetical 10% change in applicable April 30, 2005 forward rates could increase or decrease the April 30, 2005 unrealized pretax gain by approximately $0.6 million related to these positions. However, it should be noted that any change in the value of these contracts, whether real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged item.

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

ITEM 4 — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     The Company’s management, with the participation of the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the fiscal quarter ended April 30, 2005. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended April 30, 2005 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls over Financial Reporting

     There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

     On April 18, 2003, a lawsuit was filed against the Company in the Superior Court of California for the County of Orange, Case No. 03CC00132 (the “Orange County Suit”). The Orange County Suit was brought as a purported class action and alleged several causes of action, each based on the factual allegation that in the State of California the Company misclassified its managers and assistant managers as exempt from the application of certain California labor statutes. Because of this alleged misclassification, the Orange County Suit alleged that the Company failed to pay overtime compensation and provide the required rest periods to such employees. The Orange County Suit sought, among other things, declaratory and injunctive relief along with an accounting as to alleged wages, premium pay, penalties, interest and restitution allegedly due the class defendants. The Orange County Suit was settled in May 2005 and did not have a material adverse effect on our financial position, results of operations or cash flows.

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

ITEM 2 — CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The following table presents information with respect to purchases of common stock of the Company made during the quarter ended April 30, 2005 as defined by Rule 10b-18(a)(3) under the Exchange Act:

(c)
			Total	(d)
			Number of	Approximate
			Shares	Dollar Value of
			Purchased	Shares that
			as Part of	May Yet Be
	(a)	(b)	Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased	Per Share	Programs	Programs
(In thousands)
January 30, 2005 through February 26, 2005	0	$0.00	0	$47,500

February 27, 2005 through April 2, 2005	864,900	$40.13	864,900	$12,800

April 3, 2005 through April 30, 2005	137,600	$42.01	137,600	$7,000

Total	1,002,500	$40.39	1,002,500	$7,000

     On May 12, 2005, the Company’s Board of Directors approved a replenishment of the Company’s share repurchase program to $50.0 million by authorizing $43.0 million to be added to the remaining $7.0 million under the June 2004 authorization program. Refer to Note 7 of Notes to Condensed Consolidated Financial Statements for further information regarding our share repurchase program.

ITEM 6 — EXHIBITS

(a) Exhibits.

Exhibit
Number		Exhibit Index

4.1	—	Third Amendment to Revolving Credit Agreement dated May 18, 2005, by and between the Company and JP Morgan Chase Bank N.A. and the banks listed therein (filed herewith).

31.1	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

31.2	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).

32.1	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

32.2	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, The Men’s Wearhouse, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 9, 2005	THE MEN’S WEARHOUSE, INC.
By /s/ NEILL P. DAVIS
Neill P. Davis
Executive Vice President, Chief Financial Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit
Number		Exhibit Index

4.1	—	Third Amendment to Revolving Credit Agreement dated May 18, 2005, by and between the Company and JP Morgan Chase Bank N.A. and the banks listed therein (filed herewith).

31.1	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

31.2	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).

32.1	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

32.2	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).