Form 10-Q
period 2005-07-30
MENS WEARHOUSE INC
filed 2005-09-08
CIK 884217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2005 or

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐. No ☑.
     The number of shares of common stock of the Registrant, par value $.01 per share, outstanding at September 2, 2005 was 53,892,397, excluding 13,080,741 shares classified as Treasury Stock.

REPORT INDEX

Part and Item No.	Page No.
PART I – Financial Information

Item 1 – Condensed Consolidated Financial Statements

General Information	1

Condensed Consolidated Balance Sheets as of July 31, 2004 (unaudited) (as restated-note 10), July 30, 2005 (unaudited) and January 29, 2005	2

Condensed Consolidated Statements of Earnings for the Three and Six Months Ended July 31, 2004 (unaudited) (as restated-note 10) and July 30, 2005 (unaudited)	3

Condensed Consolidated Statements of Cash Flows for the Six Months Ended July 31, 2004 (unaudited) (as restated-note 10) and July 30, 2005 (unaudited)	4

Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	19

Item 4 – Controls and Procedures	19

PART II – Other Information

Item 1 – Legal Proceedings	20

Item 4 – Submission of Matters to a Vote of Security Holders	20

Item 6 – Exhibits	21

SIGNATURES	21
Certification pursuant to Section 302 of CEO
Certification pursuant to Section 302 of CFO
Certification pursuant to Section 906 of CEO
Certification pursuant to Section 906 of CFO

PART I. FINANCIAL INFORMATION
ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GENERAL INFORMATION
     The condensed consolidated financial statements herein include the accounts of The Men’s Wearhouse, Inc. and its wholly owned or controlled subsidiaries (the “Company”) and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). As applicable under such regulations, certain information and footnote disclosures have been condensed or omitted. We believe that the presentation and disclosures herein are adequate to make the information not misleading, and the condensed consolidated financial statements reflect all elimination entries and normal adjustments which are necessary for a fair statement of the results for the three and six months ended July 31, 2004 and July 30, 2005.
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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 31,	July 30,	January 29,
	2004	2005	2005
	(as restated-note 10)
	(Unaudited)	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$119,364	$54,627	$165,008
Short-term investments	—	78,925	—
Accounts receivable, net	15,431	16,355	20,844
Inventories	387,261	416,828	406,225
Other current assets	33,889	33,654	34,920

Total current assets	555,945	600,389	626,997

PROPERTY AND EQUIPMENT, net	222,781	264,692	260,068

GOODWILL	43,834	56,129	55,824

OTHER ASSETS, net	47,266	60,042	50,433

TOTAL	$869,826	$981,252	$993,322

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$91,493	$99,075	$132,212
Accrued expenses	64,113	70,020	82,923
Income taxes payable	25,271	21,619	23,633

Total current liabilities	180,877	190,714	238,768

LONG-TERM DEBT	131,000	130,000	130,000

DEFERRED TAXES AND OTHER LIABILITIES	45,709	51,665	55,706

Total liabilities	357,586	372,379	424,474

COMMITMENTS AND CONTINGENCIES (Note 7 and Note 9)

SHAREHOLDERS’ EQUITY:
Preferred stock	—	—	—
Common stock	431	670	436
Capital in excess of par	207,406	249,120	218,327
Retained earnings	475,509	560,520	513,430
Accumulated other comprehensive income	9,716	18,684	17,477

Total	693,062	828,994	749,670

Treasury stock, at cost	(180,822)	(220,121)	(180,822)

Total shareholders’ equity	512,240	608,873	568,848

TOTAL	$869,826	$981,252	$993,322

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data) (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 31,	July 30,	July 31,	July 30,
	2004	2005	2004	2005
	(as restated-note 10)		(as restated-note 10)
Net sales	$369,480	$423,576	$730,209	$835,225

Cost of goods sold, including buying, distribution and occupancy costs	224,024	255,280	446,943	501,146

Gross margin	145,456	168,296	283,266	334,079

Selling, general and administrative expenses	115,185	129,892	227,927	258,801

Operating income	30,271	38,404	55,339	75,278

Interest income	(363)	(771)	(637)	(1,565)
Interest expense	1,422	1,512	2,773	2,999

Earnings before income taxes	29,212	37,663	53,203	73,844

Provision for income taxes	10,832	13,277	19,768	26,754

Net earnings	$18,380	$24,386	$33,435	$47,090

Net earnings per share:
Basic	$0.34	$0.45	$0.62	$0.87

Diluted	$0.33	$0.43	$0.61	$0.84

Weighted average common shares outstanding:
Basic	53,965	54,235	54,080	54,245

Diluted	54,937	56,490	55,077	56,162

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended
	July 31,	July 30,
	2004	2005
	(as restated-note 10)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$33,435	$47,090

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	26,182	31,796
Deferred compensation and rent expense	(743)	402
Deferred tax benefit	(2,010)	(2,171)
Decrease in accounts receivable	2,484	4,502
(Increase) decrease in inventories	1,398	(9,816)
Increase in other assets	(9,336)	(9,855)
Decrease in accounts payable and accrued expenses	(30,064)	(44,510)
Increase (decrease) in income taxes payable	(494)	6,241
Increase (decrease) in other liabilities	471	(570)

Net cash provided by operating activities	21,323	23,109

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(24,216)	(35,482)
Purchases of available-for-sale investments	—	(79,000)
Proceeds from sales of available-for-sale investments	—	75
Investment in trademarks, tradenames and other assets	(76)	(48)

Net cash used in investing activities	(24,292)	(114,455)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,577	21,393
Deferred financing costs	(276)	—
Purchase of treasury stock	(11,186)	(40,490)

Net cash used in financing activities	(9,885)	(19,097)

Effect of exchange rate changes	72	62

DECREASE IN CASH AND CASH EQUIVALENTS	(12,782)	(110,381)
Balance at beginning of period	132,146	165,008

Balance at end of period	$119,364	$54,627

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Significant Accounting Policies
     Basis of Presentation – The condensed consolidated financial statements herein include the accounts of The Men’s Wearhouse, Inc. and its wholly owned or controlled subsidiaries (the “Company”) and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). As applicable under such regulations, certain information and footnote disclosures have been condensed or omitted. We believe that the presentation and disclosures herein are adequate to make the information not misleading, and the condensed consolidated financial statements reflect all elimination entries and normal adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows at the dates and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended January 29, 2005.
     The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual amounts could differ from those estimates.
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
     Had we elected to apply the accounting standards of SFAS No. 123, as amended by SFAS No. 148, our net earnings and net earnings per share would have been approximately the pro forma amounts indicated below (in thousands, except per share data):

	For the Three Months		For the Six Months
	Ended		Ended
	July 31,	July 30,	July 31,	July 30,
	2004	2005	2004	2005
Net earnings, as reported	$18,380	$24,386	$33,435	$47,090
Add: Stock-based compensation expense, net of tax included in reported net earnings	28	633	31	662
Deduct: Stock-based compensation expense, net of tax determined under fair-value based method	(635)	(1,206)	(1,243)	(2,265)

Pro forma net earnings	$17,773	$23,813	$32,223	$45,487

Net earnings per share:
As reported:
Basic	$0.34	$0.45	$0.62	$0.87
Diluted	$0.33	$0.43	$0.61	$0.84

Pro forma:
Basic	$0.33	$0.44	$0.60	$0.84
Diluted	$0.32	$0.42	$0.59	$0.81

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
     Upon adoption of SFAS No. 123R we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our consolidated net earnings and net earnings per share within our footnotes, as is our current practice in accordance with SFAS No. 123. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net earnings and pro forma net earnings per share elsewhere in this Note 1.
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
     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections–A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on our financial position, results of operations or cash flows.
     In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-06”). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The adoption of EITF 05-06 is not expected to have an impact on our financial position, results of operations or cash flows.
2. Earnings per Share
     Basic EPS is computed using the weighted average number of common shares outstanding during the period and net earnings. Diluted EPS gives effect to the potential dilution which would have occurred if additional shares were issued for stock options exercised under the treasury stock method, as well as the potential dilution that could occur if our contingent convertible debt or other contracts to issue common stock were converted or exercised. The following table reconciles basic and diluted weighted average common shares outstanding and the related net earnings per share (in thousands, except per share amounts):

	For the Three Months		For the Six Months
	Ended		Ended
	July 31,	July 30,	July 31,	July 30,
	2004	2005	2004	2005
Net earnings	$18,380	$24,386	$33,435	$47,090

Basic weighted average common shares outstanding	53,965	54,235	54,080	54,245
Effect of Dilutive securities:
Convertible Notes	—	668	—	334
Stock options and equity-based compensation	972	1,587	997	1,583

Diluted weighted average common shares outstanding	54,937	56,490	55,077	56,162

Net earnings per share:
Basic	$0.34	$0.45	$0.62	$0.87

Diluted	$0.33	$0.43	$0.61	$0.84

3. Stock Dividend
     On June 13, 2005, we effected a three-for-two stock split by paying a 50% stock dividend to shareholders of record as of May 31, 2005. All share and per share information included in the accompanying condensed consolidated financial statements and related notes have been restated to reflect the stock split.
4. Accounting For Derivative Instruments and Hedging
     In connection with our direct sourcing program, we may enter into purchase commitments that are denominated in a foreign currency (primarily the Euro). Our policy is to enter into foreign currency forward exchange contracts to minimize foreign currency exposure related to forecasted purchases of certain inventories. Under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), such contracts have been designated as and accounted for as cash flow hedges. The settlement terms of the forward contracts, including amount,

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
currency and maturity, correspond with payment terms for the merchandise inventories. Any ineffective portion of a hedge is reported in earnings immediately. At July 30, 2005, we had 14 contracts maturing in varying increments to purchase an aggregate notional amount of $5.6 million in foreign currency, maturing at various dates through April 2006. During the first six months of 2004 and 2005, we recognized an immaterial amount of hedge ineffectiveness.
     The changes in the fair value of the foreign currency forward exchange contracts are matched to inventory purchases by period and are recognized in earnings as such inventory is sold. The fair value of the forward exchange contracts is estimated by comparing the cost of the foreign currency to be purchased under the contracts using the exchange rates obtained under the contracts (adjusted for forward points) to the hypothetical cost using the spot rate at quarter end. We expect to recognize in earnings through April 2006 an immaterial amount of existing net gains presently deferred in accumulated other comprehensive income.
5. Comprehensive Income and Supplemental Cash Flows
     Our comprehensive income is as follows (in thousands):

	For the Three Months		For the Six Months
	Ended		Ended
	July 31,	July 30,	July 31,	July 30,
	2004	2005	2004	2005
Net earnings	$18,380	$24,386	$33,435	$47,090
Change in derivative fair value, net of tax	125	(248)	(452)	(396)
Currency translation adjustments, net of tax	3,121	3,454	(189)	1,603

Comprehensive income	$21,626	$27,592	$32,794	$48,297

     We paid cash during the first six months of 2004 of $2.1 million for interest and $22.6 million for income taxes, compared with $2.3 million for interest and $23.0 million for income taxes during the first six months of 2005. We had non-cash investing and financing activities resulting from the tax benefit recognized upon exercise of stock options of $0.2 million and $8.3 million for the first six months of 2004 and 2005, respectively, and from the issuance of treasury stock to the employee stock ownership plan of $1.0 million and $1.5 million for the first six months of 2004 and 2005, respectively.
6. Goodwill and Other Intangible Assets
     Changes in the net carrying amount of goodwill for the year ended January 29, 2005 and for the six months ended July 30, 2005 are as follows (in thousands):

Balance, January 31, 2004	$43,867
Goodwill of acquired business	10,538
Translation adjustment	1,419

Balance, January 29, 2005	$55,824
Translation adjustment	305

Balance, July 30, 2005	$56,129

     In September 2004, we acquired the assets and operating leases for 11 retail dry cleaning and laundry facilities operating in the Houston, Texas area.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
     The gross carrying amount and accumulated amortization of our other intangibles, which are included in other assets in the accompanying balance sheet, are as follows (in thousands):

	For the Six Months		For the Year
	Ended		Ended
	July 31,	July 30,	January 29,
	2004	2005	2005
Trademarks, tradenames and other intangibles	$9,483	$9,733	$9,733
Accumulated amortization	(2,871)	(3,752)	(3,307)

Net total	$6,612	$5,981	$6,426

     The pretax amortization expense associated with intangible assets totaled approximately $421,000 and $445,000 for the six months ended July 31, 2004 and July 30, 2005, respectively, and approximately $857,000 for the year ended January 30, 2005. Pretax amortization associated with intangible assets at July 30, 2005 is estimated to be $509,000 for the remainder of fiscal year 2005, $770,000 for fiscal year 2006, $677,000 for each of the fiscal years 2007 and 2008, and $661,000 for fiscal year 2009.
7. Long-Term Debt
     We have a revolving credit agreement with a group of banks (the “Credit Agreement”) that provides for borrowing of up to $100.0 million through July 7, 2009 (amended in July 2004 to extend the maturity date). The Credit Agreement is secured by substantially all of the stock of the subsidiaries of The Men’s Wearhouse, Inc. Advances under the Credit Agreement bear interest at a rate per annum equal to, at our option, the agent’s prime rate or the reserve adjusted LIBOR rate plus a varying interest rate margin up to 2.25%. The Credit Agreement also provides for fees applicable to unused commitments ranging from 0.275% to 0.500%. As of July 30, 2005, there were no borrowings outstanding under the Credit Agreement.
     The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain a minimum level of net worth and certain financial ratios. The Credit Agreement also prohibits payment of cash dividends on our common stock. We were in compliance with the covenants in the Credit Agreement as of July 30, 2005.
     On October 21, 2003, we issued $130.0 million of 3.125% Convertible Senior Notes due 2023 in a private placement. Interest on the Notes is payable semi-annually on April 15 and October 15 of each year, beginning on April 15, 2004. The Notes will mature on October 15, 2023. However, holders may require us to purchase all or part of the Notes, for cash, at a purchase price of 100% of the principal amount per Note plus accrued and unpaid interest on October 15, 2008, October 15, 2013 and October 15, 2018 or upon a designated event. Beginning on October 15, 2008, we will pay additional contingent interest on the Notes if the average trading price of the Notes is above a specified level during a specified period. In addition, we may redeem all or a portion of the Notes on or after October 20, 2008 at 100% of the principal amount of the Notes plus any accrued and unpaid interest, contingent interest and additional amounts, if any. We also have the right to redeem the Notes between October 20, 2006 and October 19, 2008 if the price of our common stock reaches certain levels.
     During certain periods, the Notes are convertible by holders into shares of our common stock initially at a conversion rate of 34.9780 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of $28.59 per share of common stock (subject to adjustment in certain events), under the following circumstances: (1) if the closing sale price of our common stock issuable upon conversion exceeds 120% of the conversion price under specified conditions; (2) if we call the Notes for redemption; or (3) upon the occurrence of specified corporate transactions. Upon conversion of the Notes, in lieu of delivering common stock we may, at our election, deliver cash or a combination of cash and common stock. However, on January 28, 2005, we entered into a supplemental indenture relating to the Notes and irrevocably elected to settle the principal amount at issuance of such Notes in 100% cash when they become convertible and are surrendered by the holders thereof. The Notes are general senior unsecured obligations, ranking on parity in right of payment with all our existing and future unsecured senior indebtedness and our other general unsecured obligations, and

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
senior in right of payment with all our future subordinated indebtedness. The Notes are effectively subordinated to all of our senior secured indebtedness and all indebtedness and liabilities of our subsidiaries.
     In December 2003, we acquired the assets and operating leases for 13 retail dry cleaning and laundry facilities and issued a note payable for $1.0 million as partial consideration. The unsecured note payable, with interest at 4%, was paid in full in January 2005.
     We utilize letters of credit primarily to secure inventory purchases. At July 30, 2005, letters of credit totaling approximately $17.9 million were issued and outstanding.
8. Stock Repurchase Program
     In September 2003, the Board of Directors authorized a program for the repurchase of up to $100.0 million of Company common stock in the open market or in private transactions. As of July 31, 2004, we had purchased under this program 2,108,100 shares at a cost of $42.4 million in private transactions and 3,054,600 shares at a cost of $51.4 million in open market transactions, for a total of 5,162,700 shares at an average price per share of $18.17.
     In June 2004, the Board of Directors authorized a program for the repurchase of up to $50.0 million of our common stock in the open market or in private transactions. This authorization superceded the remaining availability under the September 2003 authorization. As of July 31, 2004, a total of 149,100 shares at a cost of $2.5 million were repurchased in open market transactions under this program at an average price per share of $16.66.
     The following table shows activity under the June 2004 treasury stock repurchase program for the six months ended July 30, 2005 (in thousands, except share data and average price per share):

			Average
			Price Per
	Shares	Cost	Share
Total shares repurchased as of January 29, 2005	149,100	$2,485	$16.66
Repurchases under the program in open market transactions	1,503,750	40,490	26.93

Total shares repurchased as of July 30, 2005	1,652,850	$42,975	$26.00

     In May 2005, the Board of Directors approved a replenishment of our share repurchase program to $50.0 million by authorizing $43.0 million to be added to the remaining $7.0 million under the June 2004 authorization program. No shares have been repurchased under this program as of July 30, 2005. The remaining balance available under the May 2005 authorization at July 30, 2005 is $50.0 million.
9. Legal Matters
     On April 1, 2004, a lawsuit was filed against the Company in the Superior Court of California for the County of Los Angeles, Case No. BC313038 (the “Suit”). The Suit was brought as a purported class action and alleged two causes of action, each based on the factual allegation that the Company requests or requires, in conjunction with a customer’s use of his or her credit card, the customer to provide personal identification information which is recorded upon the credit card transaction form. The Suit sought: (i) civil penalties pursuant to the California Civil Code; (ii) an order enjoining the Company from requesting or requiring that a customer provide personal identification information which is then recorded on the transaction form; (iii) permanent and preliminary injunctions against the Company requesting or requiring that a customer provide personal identification information which is then recorded on the transaction form; (iv) restitution of all funds allegedly acquired by means of any act or practice declared by the Court to be unlawful or fraudulent or to constitute a violation of the California Business and Professions Code; (v) attorney’s fees; and (vi) costs of suit. The Court approved the settlement

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
of the Suit in August 2005. The terms of the settlement did not have a material adverse effect on our financial position, results of operations or cash flows.
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
     The following table contains information regarding the impact of the restatement adjustments on our condensed consolidated balance sheet as of July 31, 2004, our condensed consolidated statement of earnings for the three and six months ended July 31, 2004, and our condensed consolidated statement of cash flows for the six months ended July 31, 2004 (in thousands, except per share amounts):

	For the Six Months Ended July 31, 2004
	As Previously
	Reported	Adjustment	As Restated
Condensed Consolidated Balance Sheet:
Other current assets	$33,745	$144	$33,889
Property and equipment, net	213,301	9,480	222,781
Total assets	860,202	9,624	869,826
Income taxes payable	25,278	(7)	25,271
Deferred taxes and other liabilities	30,540	15,169	45,709
Retained earnings	480,876	(5,367)	475,509
Accumulated other comprehensive income	9,887	(171)	9,716
Total shareholders’ equity	517,778	(5,538)	512,240

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	For the Three Months Ended July 31, 2004
	As Previously
	Reported	Adjustment	As Restated
Condensed Consolidated Statement of Earnings:
Cost of goods sold, including buying, distribution and occupancy costs	$224,036	$(12)	$224,024
Gross margin	145,444	12	145,456
Selling, general and administrative expenses	115,358	(173)	115,185
Operating income	30,086	185	30,271
Earnings before income taxes	29,027	185	29,212
Provision for income taxes	10,813	19	10,832
Net earnings	18,214	166	18,380
Diluted earnings per share (1)	0.33	0.003	0.33

	For the Six Months Ended July 31, 2004
	As Previously
	Reported	Adjustment	As Restated
Condensed Consolidated Statement of Earnings:
Cost of goods sold, including buying, distribution and occupancy costs	$446,893	$50	$446,943
Gross margin	283,316	(50)	283,266
Selling, general and administrative expenses	228,096	(169)	227,927
Operating income	55,220	119	55,339
Earnings before income taxes	53,084	119	53,203
Provision for income taxes	19,774	(6)	19,768
Net earnings	33,310	125	33,435
Diluted earnings per share (1)	0.60	0.002	0.61

Condensed Consolidated Statement of Cash Flows:
Cash provided by operating activities	$20,101	$1,222	$21,323
Cash used in investing activities	(23,070)	(1,222)	(24,292)

(1)	Due to the effect of rounding, the sum of the per share amounts may not equal the effect of the adjustment.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Restatement of Financial Statements
     Management’s Discussion and Analysis of Financial Condition and Results of Operations as presented herein gives effect to the restatement of our condensed consolidated financial statements for quarterly and year-to-date information in 2004 for certain lease accounting adjustments. See Note 10 of Notes to Condensed Consolidated Financial Statements for a description of the adjustments.
General
     For supplemental information, it is suggested that “Management’s Discussion and Analysis of Financial Condition and Results of Operations” be read in conjunction with the corresponding section included in our Annual Report on Form 10-K for the year ended January 30, 2005. References herein to years are to our 52-week or 53-week fiscal year which ends on the Saturday nearest January 31 in the following calendar year. For example, references to “2005” mean the 52-week fiscal year ending January 28, 2006.
     The following table presents information with respect to retail apparel stores in operation during each of the respective fiscal periods:

	For the Three Months		For the Six Months		For the Year
	Ended		Ended		Ended
	July 31,	July 30,	July 31,	July 30,	January 29,
	2004	2005	2004	2005	2005
Stores open at beginning of period:	695	710	693	707	693
Opened	4	3	9	8	20
Closed	(3)	—	(6)	(2)	(6)

Stores open at end of period	696	713	696	713	707

Stores open at end of period:
U.S. —
Men’s Wearhouse	508	523	508	523	517
K&G	74	76	74	76	76

	582	599	582	599	593
Canada — Moores	114	114	114	114	114

	696	713	696	713	707

     In connection with our strategy of testing opportunities to market complementary products and services, in December 2003 and in September 2004 we acquired the assets and operating leases for 13 and 11, respectively, retail dry cleaning and laundry facilities operating in the Houston, Texas area. We launched a rebranding campaign for these facilities in March 2005 under the banner MW Cleaners. We may open or acquire additional facilities on a limited basis during 2005 as we continue to test market and evaluate the feasibility of developing a national retail dry cleaning and laundry line of business.
     During fiscal year 2004, we opened six new casual clothing/sportswear concept stores in order to test an expanded, more fashion-oriented merchandise concept for men and women. In March 2005, it was determined that no further investments would be made into these fashion-oriented test concept stores and that the six stores opened in 2004 would be wound down over the course of fiscal 2005. As of June 30, 2005, all six of these test concept stores had been closed.
     During the fourth quarter of fiscal 2004, we opened two test bridal stores in the San Francisco Bay Area in order to test additional opportunities in the bridal industry. These stores are located contiguous to existing Men’s Wearhouse stores. We may open additional stores on a limited basis during 2005 as we continue to test the market and opportunities in the bridal industry.

Results of Operations
     Three Months Ended July 31, 2004 and July 30, 2005
     Our net sales were $423.6 million for the three months ended July 30, 2005, a $54.1 million or 14.6% increase from the same prior year period due mainly to a $41.1 million increase in clothing and alteration sales and a $9.1 million increase in tuxedo rental revenues. Our U.S. comparable store sales (which are calculated primarily by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period) increased 10.5% as we experienced increased store traffic levels at our traditional Men’s Wearhouse stores and at our K&G stores where the hours of operation were extended from four days to seven days a week beginning September 1, 2004. Improvement was experienced in nearly all product categories at both our Men’s Wearhouse and K&G stores. We have also experienced an improved customer response at our K&G stores as a result of a comparative advertising campaign. In addition, our U.S. tuxedo rental business continued to grow with a 31.3% increase in tuxedo rental revenues. In Canada, comparable store sales increased 3.2% mostly due to continued growth in our tuxedo rental business. Combined U.S. and Canadian tuxedo rental revenues increased from 7.4% of total revenues in the second quarter of 2004 to 8.6% of total revenues in the second quarter of 2005.
     Gross margin increased $22.8 million or 15.7% from the same prior year quarter to $168.3 million in the second quarter of 2005. As a percentage of sales, gross margin increased from 39.4% in the second quarter of 2004 to 39.7% in the second quarter of 2005. This increase in gross margin percentage resulted mainly from continued growth in our tuxedo rental business, which carries a significantly higher incremental gross margin impact than our clothing sales and from higher initial mark-ups. The gross margin percentage was also increased as occupancy cost, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, decreased modestly as a percentage of sales from the second quarter of 2004 to the second quarter of 2005. However, on an absolute dollar basis, occupancy costs increased by 10.2% from the second quarter of 2004 to the second quarter of 2005 due mainly to higher rent expense from our increased store count and renewals of existing leases at higher rates.
     Selling, general and administrative (“SG&A”) expenses, as a percentage of sales, were 31.2% for the second quarter of 2004, compared to 30.7% for the second quarter of 2005, with SG&A expenditures increasing by $14.7 million or 12.8% to $129.9 million. On an absolute dollar basis, the principal components of SG&A expenses increased primarily as a result of continued growth in our tuxedo rental business, increased salaries and commissions associated with higher sales and costs associated with the closure of our six R&D casual clothing/sportswear concept stores. As a percentage of sales, advertising expense decreased from 3.8% to 3.6% of net sales, store salaries decreased from 12.7% to 12.5% of net sales and other SG&A expenses decreased from 14.7% to 14.6% of net sales.
     Interest expense increased from $1.4 million in the second quarter of 2004 to $1.5 million in the second quarter of 2005 while, interest income increased from $0.4 million in the second quarter of 2004 to $0.8 million in the second quarter of 2005. Weighted average borrowings outstanding decreased from $131.0 million in the second quarter of 2004 to $130.0 million for the second quarter of 2005, and the weighted average interest rate on outstanding indebtedness decreased from 3.5% to 3.4%. The decrease in weighted average borrowings is due to the payment of our unsecured note payable for $1.0 million in January 2005. The increase in interest expense resulted from interest associated with capital leases. The increase in interest income primarily relates to increases in our cash and short-term investments balances and in interest rates.
     Our effective income tax rate decreased from 37.1% for the second quarter of 2004 to 35.3% for the second quarter of 2005 due mainly to developments associated with certain tax audits. The effective tax rate was higher than the statutory U.S. federal rate of 35% primarily due to the effect of state income taxes.
     These factors resulted in net earnings of $24.4 million or 5.8% of net sales for the second quarter of 2005, compared with net earnings of $18.4 million or 5.0% of net sales for the second quarter of 2004.
     Six Months Ended July 31, 2004 and July 30, 2005
     Our net sales were $835.2 million for the six months ended July 30, 2005, a $105.0 million or 14.4% increase from the same prior year period due mainly to an $87.7 million increase in clothing and alteration sales and a $10.6 million increase in tuxedo rental revenues. Our U.S. comparable store sales increased 10.7% due to increased store traffic levels at our traditional Men’s Wearhouse stores and at our K&G stores where the hours of operation were extended from four days to seven days a week beginning September 1, 2004. Improvement was experienced in nearly all product categories at both our

Men’s Wearhouse and K&G stores. We have also experienced an improved customer response at our K&G stores as a result of a comparative advertising campaign. In addition, our U.S. tuxedo rental business continued to grow with a 21.4% increase in tuxedo rental revenues. In Canada, comparable store sales increased 3.6% mostly due to continued growth in our tuxedo rental business. Combined U.S. and Canadian tuxedo rental revenues increased from 6.2% of total revenues in the first six months of 2004 to 6.7% of total revenues in the first six months of 2005.
     Gross margin increased $50.8 million or 17.9% over the same prior year period to $334.1 million for the first six months of 2005. As a percentage of sales, gross margin increased from 38.8% for the first six months of 2004 to 40.0% for the first six months of 2005. This increase in gross margin percentage resulted mainly from continued growth in our tuxedo rental business, which carries a significantly higher incremental gross margin impact than our clothing sales and from higher initial mark-ups. The gross margin percentage was also increased as occupancy cost, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, decreased modestly as a percentage of sales from the first six months of 2004 to the first six months of 2005. However, on an absolute dollar basis, occupancy costs increased by 8.3% from the first six months of 2004 to the first six months of 2005 due mainly to higher rent expense from our increased store count and renewals of existing leases at higher rates.
     SG&A expenses, as a percentage of sales, were 31.2% for the first six months of 2004, compared to 31.0% for the first six months of 2005, with SG&A expenditures increasing by $30.9 million or 13.6% to $258.8 million. On an absolute dollar basis, the principal components of SG&A expenses increased primarily as a result of continued growth in our tuxedo rental business, increased salaries and commissions associated with higher sales and costs associated with the closure of our six R&D casual clothing/sportswear concept stores. As a percentage of sales, advertising expense decreased from 3.8% to 3.7% of net sales, store salaries decreased from 12.7% to 12.5% of net sales and other SG&A expenses increased from 14.7% to 14.8% of net sales.
     Interest expense increased from $2.8 million for the first six months of 2004 to $3.0 million in the first six months of 2005 while interest income increased from $0.6 million for the first six months of 2004 to $1.6 million for the first six months of 2005. Weighted average borrowings outstanding decreased from $131.0 million in the prior year to $130.0 million for the first six months of 2005, while the weighted average interest rate on outstanding indebtedness remained flat at 3.4%. The decrease in weighted average borrowings is due to the payment of our unsecured note payable for $1.0 million in January 2005. The increase in interest expense resulted from interest associated with capital leases. The increase in interest income primarily relates to increases in our cash and short-term investments balances and in interest rates.
     Our effective income tax rate decreased from 37.2% for the first six months of 2004 to 36.2% for the first six months of 2005 due mainly to developments associated with certain tax audits. The effective tax rate was higher than the statutory U.S. federal rate of 35% primarily due to the effect of state income taxes.
     These factors resulted in net earnings of $47.1 million or 5.6% of net sales for the first six months of 2005, compared with net earnings of $33.4 million or 4.6% of net sales for the first six months of 2004.
Liquidity and Capital Resources
     We have a revolving credit agreement with a group of banks (the “Credit Agreement”) that provides for borrowing of up to $100.0 million through July 7, 2009 (amended in July 2004 to extend the maturity date). The Credit Agreement is secured by substantially all of the stock of the subsidiaries of The Men’s Wearhouse, Inc. Advances under the Credit Agreement bear interest at a rate per annum equal to, at our option, the agent’s prime rate or the reserve adjusted LIBOR rate plus a varying interest rate margin up to 2.25%. The Credit Agreement also provides for fees applicable to unused commitments ranging from 0.275% to 0.500%. As of July 30, 2005, there were no borrowings outstanding under the Credit Agreement.
     The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain a minimum level of net worth and certain financial ratios. The Credit Agreement also prohibits payment of cash dividends on our common stock. We were in compliance with the covenants in the Credit Agreement as of July 30, 2005.
     On October 21, 2003, we issued $130.0 million of 3.125% Convertible Senior Notes due 2023 in a private placement. Interest on the Notes is payable semi-annually on April 15 and October 15 of each year, beginning on April 15, 2004. The Notes will mature on October 15, 2023. However, holders may require us to purchase all or part of the Notes, for cash, at a purchase price of 100% of the principal amount per Note plus accrued and unpaid interest on October 15, 2008, October 15, 2013 and October 15, 2018 or upon a designated event. Beginning on October 15, 2008, we will pay additional contingent interest on the Notes if the average trading price of the Notes is above a specified level during a specified period. In addition, we may redeem all or a portion of the Notes on or after October 20, 2008 at 100% of the principal amount of the Notes plus any accrued and unpaid interest, contingent interest and additional amounts, if any. We also have the right to redeem the Notes between October 20, 2006 and October 19, 2008 if the price of our common stock reaches certain levels.
     During certain periods, the Notes are convertible by holders into shares of our common stock initially at a conversion rate of 34.9780 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of $28.59 per share of common stock (subject to adjustment in certain events), under the following circumstances: (1) if the closing sale price of our common stock issuable upon conversion exceeds 120% of the conversion price under specified conditions; (2) if we call the Notes for redemption; or (3) upon the occurrence of specified corporate transactions. Upon conversion of the Notes, in lieu of delivering common stock we may, at our election, deliver cash or a combination of cash and common stock. However, on January 28, 2005, we entered into a supplemental indenture relating to the Notes and irrevocably elected to settle the principal amount at issuance of such Notes in 100% cash when they become convertible and are surrendered by the holders thereof. The Notes are general senior unsecured obligations, ranking on parity in right of payment with all our existing and future unsecured senior indebtedness and our other general unsecured obligations, and senior in right of payment with all our future subordinated indebtedness. The Notes are effectively subordinated to all of our senior secured indebtedness and all indebtedness and liabilities of our subsidiaries.
     In December 2003, we acquired the assets and operating leases for 13 retail dry cleaning and laundry facilities and issued a note payable for $1.0 million as partial consideration. The unsecured note payable, with interest at 4%, was paid in full in January 2005.
     We utilize letters of credit primarily to secure inventory purchases. At July 30, 2005, letters of credit totaling approximately $17.9 million were issued and outstanding.
     On June 13, 2005, we effected a three-for-two stock split by paying a 50% stock dividend to shareholders of record as of May 31, 2005. All share and per share information included in the accompanying condensed consolidated financial statements and related notes have been restated to reflect the stock split.
     Working capital was $409.7 million at July 30, 2005, which is up from $388.2 million at January 29, 2005 and $375.1 million at July 31, 2004. Historically, our working capital has been at its lowest level in January and February and has increased through November as inventory buildup is financed with both vendor payables and credit facility borrowings in preparation for the fourth quarter selling season. Working capital at July 30, 2005 is higher than at July 31, 2004 due mainly to our increased cash, short-term investments and inventory balances.
     Our operating activities provided net cash of $21.3 million during the first six months of 2004, due mainly to net earnings, adjusted for non-cash charges, offset by decreases in accounts payable and accrued expenses and an increase in other assets. During the first six months of 2005, our operating activities provided net cash of $23.1 million, due mainly to net earnings, adjusted for non-cash charges, and an increase in income taxes payable, offset by increases in inventories and other assets and a decrease in accounts payable and accrued expenses. The decrease in accounts payable and accrued expenses in the first six months of 2004 was due primarily to the payment of bonuses accrued at the end of 2003 and payment for treasury stock purchased as of the end of 2003. Accounts payable and accrued expenses decreased in the first six months of 2005 due to the timing of vendor payments and the payment of bonuses, legal settlements and fees accrued at the end of the year. Inventories increased in the first six months of 2005 due mainly to seasonal inventory buildup and increased sales. Other assets increased in the first six months of 2004 and 2005 mainly due to purchases of tuxedo rental product. The increase in income taxes payable in the first six months of 2005 was due primarily to increased earnings.
     Our investing activities used net cash of $24.3 million and $114.5 million for the first six months of 2004 and 2005, respectively. Cash used in investing activities was primarily comprised of capital expenditures relating to stores opened, remodeled or relocated during the period or under construction at the end of the period, distribution facility additions and infrastructure technology investments and, in 2005, purchases of short-term investments. Short-term investments consist of auction rate securities which represent funds available for current operations. These securities have stated maturities beyond three months but are priced and traded as short-term instruments due to the liquidity provided through the interest rate mechanism of 7 to 35 days. As of July 30, 2005, we held short-term investments of $78.9 million.

     Our financing activities used net cash of $9.9 million and $19.1 million for the first six months of 2004 and 2005, respectively. Cash used in financing activities was due mainly to purchases of treasury stock offset by proceeds from the issuance of our common stock in connection with the exercise of stock options.
     In September 2003, the Board of Directors authorized a program for the repurchase of up to $100.0 million of Company common stock in the open market or in private transactions. As of July 31, 2004, we had purchased under this program 2,108,100 shares at a cost of $42.4 million in private transactions and 3,054,600 shares at a cost of $51.4 million in open market transactions, for a total of 5,162,700 shares at an average price per share of $18.17.
     In June 2004, the Board of Directors authorized a program for the repurchase of up to $50.0 million of our common stock in the open market or in private transactions. This authorization superceded the remaining availability under the September 2003 authorization. As of July 31, 2004, a total of 149,100 shares at a cost of $2.5 million were repurchased in open market transactions under this program at an average price per share of $16.66. As of July 30, 2005, a total of 1,652,850 shares at a cost of $43.0 million were repurchased in open market transactions under this program at an average price per share of $26.00. During the first six months of 2005, a total of 1,503,750 shares at a cost of $40.5 million were repurchased under this program at an average price per share of $26.93.
     In May 2005, the Board of Directors approved a replenishment of our share repurchase program to $50.0 million by authorizing $43.0 million to be added to the remaining $7.0 million under the June 2004 authorization program. No shares have been repurchased under this program as of July 30, 2005. The remaining balance available under the May 2005 authorization at July 30, 2005 is $50.0 million.
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
     Based on the results of recent appraisals and review of the terms of other Regal Aviation leasing arrangements with unrelated third parties, we believe that the terms of the aircraft purchase and leasing agreements and the terms of the store purchase are comparable to what would have been available to us from unaffiliated third parties at the time such agreements were entered into.
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
     According to industry sources, sales in the men’s tailored clothing market increased modestly in 2004 and are continuing to show increases in 2005. We believe that this trend is attributable primarily to more employers returning to less relaxed dress codes. We also believe that this trend has contributed to our increases in comparable store sales. However, this trend may not continue and we may not be able to continue to expand our sales volume within our segment of the retailing industry.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are subject to exposure from fluctuations in U.S. dollar/Euro exchange rates. As further described in Note 4 of Notes to Condensed Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Information and Results of Operations – Liquidity and Capital Resources”, we utilize foreign currency forward exchange contracts to limit exposure to changes in currency exchange rates. At July 30, 2005, we had 14 contracts maturing in varying increments to purchase an aggregate notional amount of $5.6 million in foreign currency, maturing at various dates through April 2006. At July 31, 2004, we had 30 contracts maturing in varying increments to purchase an aggregate notional amount of $17.5 million in foreign currency, maturing at various dates through December 2005. Unrealized pretax gains on these forward contracts totaled approximately $0.3 million at July 31, 2004 and approximately $14 thousand at July 30, 2005, respectively. A hypothetical 10% change in applicable July 30, 2005 forward rates could increase or decrease the July 30, 2005 unrealized pretax gain by approximately $0.6 million related to these positions. However, it should be noted that any change in the value of these contracts, whether real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged item.
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
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     The Company’s management, with the participation of the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the fiscal quarter ended July 30, 2005. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended July 30, 2005 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Controls over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended July 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
     On April 1, 2004, a lawsuit was filed against the Company in the Superior Court of California for the County of Los Angeles, Case No. BC313038 (the “Suit”). The Suit was brought as a purported class action and alleged two causes of action, each based on the factual allegation that the Company requests or requires, in conjunction with a customer’s use of his or her credit card, the customer to provide personal identification information which is recorded upon the credit card transaction form. The Suit sought: (i) civil penalties pursuant to the California Civil Code; (ii) an order enjoining the Company from requesting or requiring that a customer provide personal identification information which is then recorded on the transaction form; (iii) permanent and preliminary injunctions against the Company requesting or requiring that a customer provide personal identification information which is then recorded on the transaction form; (iv) restitution of all funds allegedly acquired by means of any act or practice declared by the Court to be unlawful or fraudulent or to constitute a violation of the California Business and Professions Code; (v) attorney’s fees; and (vi) costs of suit. The Court approved the settlement of the Suit in August 2005. The terms of the settlement did not have a material adverse effect on our financial position, results of operations or cash flows.
     In addition, we are involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of our business. Management believes that none of these matters will have a material adverse effect on our financial position, results of operations or cash flows.
ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On June 29, 2005, the Company held its Annual Meeting of Shareholders. At the meeting, the shareholders voted on the election of eight directors of the Company to hold office until the next Annual Meeting of Shareholders or until their respective successors are duly elected and qualified. The eight nominees of the Board of Directors of the Company were elected at the meeting. The number of votes cast for and against and withheld, as to the above matter are as follows (adjusted to reflect the 50% stock dividend to shareholders of record as of May 31, 2005):

	Votes For	Votes Withheld
George Zimmer	43,831,377	3,811,656

David H. Edwab	43,240,146	4,402,887

Rinaldo S. Brutoco	43,153,901	4,489,133

Michael L. Ray, Ph.D.	43,870,763	3,772,271

Sheldon I. Stein	47,123,733	519,300

Kathleen Mason	37,005,729	10,637,304

Deepak Chopra, M.D.	41,290,125	6,352,908

William B. Sechrest	43,724,030	3,919,004

ITEM 6 – EXHIBITS
     (a) Exhibits.

Exhibit
Number		Exhibit Index
31.1	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

31.2	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).

32.1	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

32.2	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 8, 2005		THE MEN’S WEARHOUSE, INC.

	By	/s/ NEILL P. DAVIS

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