Form 10-Q
period 2005-10-29
MENS WEARHOUSE INC
filed 2005-12-08
CIK 884217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2005
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
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).Yes ☑. No ☐.
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐. No ☑.
     The number of shares of common stock of the Registrant, par value $.01 per share, outstanding at December 5, 2005 was 52,838,824, excluding 14,169,241 shares classified as Treasury Stock.

REPORT INDEX

Part and Item No.	Page No.
PART I — Financial Information

Item 1 — Condensed Consolidated Financial Statements

General Information	1

Condensed Consolidated Balance Sheets as of October 30, 2004 (unaudited) (as restated-note 11), October 29, 2005 (unaudited) and January 29, 2005	2

Condensed Consolidated Statements of Earnings for the Three and Nine Months Ended October 30, 2004 (unaudited) (as restated-note 11) and October 29, 2005 (unaudited)	3

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 30, 2004 (unaudited) (as restated-note 11) and October 29, 2005 (unaudited)	4

Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3 — Quantitative and Qualitative Disclosures About Market Risk	21

Item 4 — Controls and Procedures	21

PART II — Other Information

Item 1 — Legal Proceedings	22

Item 2 —Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 6 — Exhibits	23

SIGNATURES	23
Certification of Periodic Report Pursuant to Section 302
Certification of Periodic Report Pursuant to Section 302
Certification of Periodic Report Pursuant to Section 906
Certification of Periodic Report Pursuant to Section 906

PART I. FINANCIAL INFORMATION
ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GENERAL INFORMATION
     The condensed consolidated financial statements herein include the accounts of The Men’s Wearhouse, Inc. and its wholly owned or controlled subsidiaries (the “Company”) and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). As applicable under such regulations, certain information and footnote disclosures have been condensed or omitted. We believe that the presentation and disclosures herein are adequate to make the information not misleading, and the condensed consolidated financial statements reflect all elimination entries and normal adjustments which are necessary for a fair statement of the results for the three and nine months ended October 30, 2004 and October 29, 2005.
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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 30,	October 29,	January 29,
	2004	2005	2005
	(as restated-note 11)
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$95,179	$27,645	$165,008
Short-term investments	—	69,925	—
Accounts receivable, net	17,763	17,710	20,844
Inventories	434,271	465,719	406,225
Other current assets	33,708	30,686	34,920

Total current assets	580,921	611,685	626,997

PROPERTY AND EQUIPMENT, net	242,368	269,629	260,068

GOODWILL	56,025	57,020	55,824

OTHER ASSETS, net	47,480	60,764	50,433

TOTAL	$926,794	$999,098	$993,322

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$122,597	$141,152	$132,212
Accrued expenses	68,723	70,621	82,923
Income taxes payable	14,361	16,608	23,633

Total current liabilities	205,681	228,381	238,768

LONG-TERM DEBT	131,000	130,000	130,000

DEFERRED TAXES AND OTHER LIABILITIES	49,844	50,446	55,706

Total liabilities	386,525	408,827	424,474

COMMITMENTS AND CONTINGENCIES (Note 7 and Note 9)

SHAREHOLDERS’ EQUITY:
Preferred stock	—	—	—
Common stock	434	670	436
Capital in excess of par	212,782	251,056	218,327
Retained earnings	488,387	584,599	513,430
Accumulated other comprehensive income	19,488	23,856	17,477

Total	721,091	860,181	749,670

Treasury stock, at cost	(180,822)	(269,910)	(180,822)

Total shareholders’ equity	540,269	590,271	568,848

TOTAL	$926,794	$999,098	$993,322

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 30,	October 29,	October 30,	October 29,
	2004	2005	2004	2005
	(as restated-note 11)		(as restated-note 11)
Net sales	$357,795	$392,695	$1,088,004	$1,227,920

Cost of goods sold, including buying, distribution and occupancy costs	218,439	234,866	665,382	736,012

Gross margin	139,356	157,829	422,622	491,908

Selling, general and administrative expenses	117,638	123,380	345,565	382,181

Operating income	21,718	34,449	77,057	109,727

Interest income	(316)	(557)	(953)	(2,122)
Interest expense	1,431	1,428	4,204	4,427

Earnings before income taxes	20,603	33,578	73,806	107,422

Provision for income taxes	7,725	9,499	27,493	36,253

Net earnings	$12,878	$24,079	$46,313	$71,169

Net earnings per share:
Basic	$0.24	$0.45	$0.86	$1.32

Diluted	$0.23	$0.44	$0.84	$1.28

Weighted average common shares outstanding:
Basic	53,792	53,661	53,984	54,050

Diluted	55,038	54,971	55,064	55,765

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended
	October 30,	October 29,
	2004	2005
	(as restated-note 11)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$46,313	$71,169
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	39,393	46,719
Deferred compensation and rent expense	(1,120)	650
Loss on impairment of assets	2,169	—
Deferred tax provision (benefit)	2,662	(343)
Decrease in accounts receivable	562	3,203
Increase in inventories	(40,384)	(56,175)
Increase in other assets	(8,173)	(11,352)
Increase (decrease) in accounts payable and accrued expenses	3,514	(2,705)
Increase (decrease) in income taxes payable	(11,049)	1,289
Increase (decrease) in other liabilities	457	(312)

Net cash provided by operating activities	34,344	52,143

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(56,130)	(52,109)
Purchases of available-for-sale investments	—	(99,000)
Proceeds from sales of available-for-sale investments	—	29,075
Net assets acquired	(11,000)	—
Investment in trademarks, tradenames and other assets	(291)	(69)

Net cash used in investing activities	(67,421)	(122,103)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	6,165	22,192
Deferred financing costs	(276)	—
Purchase of treasury stock	(11,186)	(90,280)

Net cash used in financing activities	(5,297)	(68,088)

Effect of exchange rate changes	1,407	685

DECREASE IN CASH AND CASH EQUIVALENTS	(36,967)	(137,363)
Balance at beginning of period	132,146	165,008

Balance at end of period	$95,179	$27,645

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
     Had we elected to apply the accounting standards of SFAS No. 123, as amended by SFAS No. 148, our net earnings and net earnings per share would have been approximately the pro forma amounts indicated below (in thousands, except per share data):

	For the Three Months		For the Nine Months
	Ended		Ended
	October 30,	October 29,	October 30,	October 29,
	2004	2005	2004	2005
Net earnings, as reported	$12,878	$24,079	$46,313	$71,169
Add: Stock-based compensation expense, net of tax included in reported net earnings	23	666	54	1,338
Deduct: Stock-based compensation expense, net of tax determined under fair-value based method	(646)	(1,374)	(1,889)	(3,641)

Pro forma net earnings	$12,255	$23,371	$44,478	$68,866

Net earnings per share:
As reported:
Basic	$0.24	$0.45	$0.86	$1.32
Diluted	$0.23	$0.44	$0.84	$1.28

Pro forma:
Basic	$0.23	$0.44	$0.82	$1.27
Diluted	$0.22	$0.43	$0.81	$1.23

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
     Also in December 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-2 provides guidance under FASB Statement No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (“the Jobs Creation Act”) on enterprises’ income tax expense and deferred tax liability. As a result of the Jobs Creation Act, our Board of Directors has authorized the repatriation of up to US$75 million of foreign earnings from our Canadian subsidiaries. The repatriation, which is currently being evaluated, is expected to occur in the fourth quarter of 2005 and would result in incremental income taxes, net of foreign tax credits, of up to approximately $1.4 million or $0.03 diluted earnings per share. We have not adjusted our tax expense or deferred tax liability as of October 29, 2005 to reflect the possible effect of the repatriation because our evaluation has not been completed.

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
     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on our financial position, results of operations or cash flows.
     In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-06”). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The adoption of EITF 05-06 is not expected to have a material impact on our financial position, results of operations or cash flows.
     In October 2005, the FASB issued FSP No. FAS 13-1 (“FSP 13-1”), “Accounting for Rental Costs Incurred during the Construction Period,” which requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. As permitted under existing generally accepted accounting principles, we capitalize rental costs incurred during the construction period. This FSP is effective for reporting periods beginning after December 15, 2005, with early adoption permitted. We will adopt FSP 13-1 at the beginning of fiscal 2006, at which time we will cease capitalizing rent expense on those leases with properties under construction. We are currently in the process of evaluating the impact of adopting FSP 13-1, but do not expect it to have a material impact on our financial position, results of operations or cash flows.

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

	For the Three Months		For the Nine Months
	Ended		Ended
	October 30,	October 29,	October 30,	October 29,
	2004	2005	2004	2005
Net earnings	$12,878	$24,079	$46,313	$71,169

Basic weighted average common shares outstanding	53,792	53,661	53,984	54,050
Effect of dilutive securities:
Convertible notes	—	175	—	281
Stock options and equity-based compensation	1,246	1,135	1,080	1,434

Diluted weighted average common shares outstanding	55,038	54,971	55,064	55,765

Net earnings per share:
Basic	$0.24	$0.45	$0.86	$1.32

Diluted	$0.23	$0.44	$0.84	$1.28

3. Stock Dividend
     On June 13, 2005, we effected a three-for-two stock split by paying a 50% stock dividend to shareholders of record as of May 31, 2005. All share and per share information included in the accompanying condensed consolidated financial statements and related notes have been restated to reflect the stock split.
4. Accounting For Derivative Instruments and Hedging
     In connection with our direct sourcing program, we may enter into purchase commitments that are denominated in a foreign currency (primarily the Euro). Our policy is to enter into foreign currency forward exchange contracts to minimize foreign currency exposure related to forecasted purchases of certain inventories. Under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), such contracts have been designated as and accounted for as cash flow hedges. The settlement terms of the forward contracts, including amount, currency and maturity, correspond with payment terms for the merchandise inventories. Any ineffective portion of a hedge is reported in earnings immediately. At October 29, 2005, we had eight contracts maturing in varying increments to purchase an aggregate notional amount of $3.3 million in foreign currency, maturing at various dates through April 2006. During the first nine months of 2004 and 2005, we recognized $0.3 million and $26 thousand, respectively of pre-tax hedge ineffectiveness.
     The changes in the fair value of the foreign currency forward exchange contracts are matched to inventory purchases by period and are recognized in earnings as such inventory is sold. The fair value of the forward exchange contracts is estimated by comparing the cost of the foreign currency to be purchased under the contracts using the exchange rates obtained under the contracts (adjusted for forward points) to the hypothetical cost using the spot rate at quarter end. We expect to recognize in earnings through April 2006 an immaterial amount of existing net losses presently deferred in accumulated other comprehensive income.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
5. Comprehensive Income and Supplemental Cash Flows
     Our comprehensive income is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 30,	October 29,	October 30,	October 29,
	2004	2005	2004	2005
Net earnings	$12,878	$24,079	$46,313	$71,169
Change in derivative fair value, net of tax	277	(36)	(175)	(432)
Currency translation adjustments, net of tax	9,495	5,208	9,306	6,811

Comprehensive income	$22,650	$29,251	$55,444	$77,548

     We paid cash during the first nine months of 2004 of $4.3 million for interest and $36.0 million for income taxes, compared with $4.5 million for interest and $35.9 million for income taxes during the first nine months of 2005. We had non-cash investing and financing activities resulting from the tax benefit recognized upon exercise of stock options of $1.0 million and $8.5 million for the first nine months of 2004 and 2005, respectively, and from the issuance of treasury stock to the employee stock ownership plan of $1.0 million and $1.5 million for the first nine months of 2004 and 2005, respectively.
6. Goodwill and Other Intangible Assets
     Changes in the net carrying amount of goodwill for the year ended January 29, 2005 and for the nine months ended October 29, 2005 are as follows (in thousands):

Balance, January 31, 2004	$43,867
Goodwill of acquired business	10,538
Translation adjustment	1,419

Balance, January 29, 2005	$55,824
Translation adjustment	1,196

Balance, October 29, 2005	$57,020

     In September 2004, we acquired the assets and operating leases for 11 retail dry cleaning and laundry facilities operating in the Houston, Texas area.
     The gross carrying amount and accumulated amortization of our other intangibles, which are included in other assets in the accompanying balance sheet, are as follows (in thousands):

			For the Year
	For the Nine Months Ended		Ended
	October 30,	October 29,	January 29,
	2004	2005	2005
Trademarks, tradenames and other intangibles	$9,733	$9,733	$9,733
Accumulated amortization	(3,085)	(4,007)	(3,307)

Net total	$6,648	$5,726	$6,426

     The pretax amortization expense associated with intangible assets totaled approximately $635,000 and $700,000 for the nine months ended October 30, 2004 and October 29, 2005, respectively, and approximately $857,000 for the year ended January 29, 2005. Pretax amortization associated with intangible assets at October 29, 2005 is estimated to be $255,000 for the remainder of fiscal year 2005, $770,000 for fiscal year 2006, $677,000 for each of the fiscal years 2007 and 2008, and $661,000 for fiscal year 2009.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
7. Long-Term Debt
     We have a revolving credit agreement with a group of banks (the “Credit Agreement”) that provides for borrowing of up to $100.0 million through July 7, 2009 (amended in July 2004 to extend the maturity date). The Credit Agreement is secured by substantially all of the stock of the subsidiaries of The Men’s Wearhouse, Inc. Advances under the Credit Agreement bear interest at a rate per annum equal to, at our option, the agent’s prime rate or the reserve adjusted LIBOR rate plus a varying interest rate margin up to 2.25%. The Credit Agreement also provides for fees applicable to unused commitments ranging from 0.275% to 0.500%. As of October 29, 2005, there were no borrowings outstanding under the Credit Agreement.
     The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain a minimum level of net worth and certain financial ratios. The Credit Agreement also prohibits payment of cash dividends on our common stock. We were in compliance with the covenants in the Credit Agreement as of October 29, 2005.
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
     In December 2003, we acquired the assets and operating leases for 13 retail dry cleaning and laundry facilities and issued a note payable for $1.0 million as partial consideration. This unsecured note payable, with interest at 4%, was paid in full in January 2005.
     We utilize letters of credit primarily to secure inventory purchases. At October 29, 2005, letters of credit totaling approximately $16.2 million were issued and outstanding.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
8. Stock Repurchase Program
     In September 2003, the Board of Directors authorized a program for the repurchase of up to $100.0 million of the Company’s common stock in the open market or in private transactions. As of October 30, 2004, we had purchased under this program 2,108,100 shares at a cost of $42.4 million in private transactions and 3,054,600 shares at a cost of $51.4 million in open market transactions, for a total of 5,162,700 shares at an average price per share of $18.17.
     In June 2004, the Board of Directors authorized a program for the repurchase of up to $50.0 million of our common stock in the open market or in private transactions. This authorization superceded the remaining availability under the September 2003 authorization. As of October 30, 2004, a total of 149,100 shares at a cost of $2.5 million were repurchased in open market transactions under this program at an average price per share of $16.66.
     In May 2005, the Board of Directors approved a replenishment of our share repurchase program to $50.0 million by authorizing $43.0 million to be added to the remaining $7.0 million under the June 2004 authorization program. The remaining balance available under the May 2005 authorization at October 29, 2005 is $0.2 million.
     The following table shows activity under our treasury stock repurchase program for the nine months ended October 29, 2005 (in thousands, except share data and average price per share):

			Average
			Price Per
	Shares	Cost	Share
Repurchases under the June 2004 program in open market transactions	1,503,750	$40,490	$26.93
Repurchases under the May 2005 program in open market transactions	1,696,000	49,790	29.36

Total shares repurchased for the nine months ended October 29, 2005	3,199,750	$90,280	$28.21

9. Legal Matters
     We are involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of our business. Management believes that none of these matters will have a material adverse effect on our financial position, results of operations or cash flows.
10. Subsequent Event
     On November 11, 2005, we entered into a Second Amended and Restated Employment Agreement, effective as of October 1, 2005, with David H. Edwab, Vice Chairman of the Company.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
11. Restatement of Financial Statements
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
     The following table contains information regarding the impact of the restatement adjustments on our condensed consolidated balance sheet as of October 30, 2004, our condensed consolidated statement of earnings for the three and nine months ended October 30, 2004, and our condensed consolidated statement of cash flows for the nine months ended October 30, 2004 (in thousands, except per share amounts):

	For the Nine Months Ended October 30, 2004
	As Previously
	Reported	Adjustment	As Restated
Condensed Consolidated Balance Sheet:
Other current assets	$33,542	$166	$33,708
Property and equipment, net	233,138	9,230	242,368
Total assets	917,398	9,396	926,794
Income taxes payable	14,558	(197)	14,361
Deferred taxes and other liabilities	34,845	14,999	49,844
Retained earnings	493,451	(5,064)	488,387
Accumulated other comprehensive income	19,830	(342)	19,488
Total shareholders’ equity	545,675	(5,406)	540,269

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	For the Three Months Ended October 30, 2004
	As Previously
	Reported	Adjustment	As Restated
Condensed Consolidated Statement of Earnings:
Cost of goods sold, including buying, distribution and occupancy costs	$218,430	$9	$218,439
Gross margin	139,365	(9)	139,356
Selling, general and administrative expenses	118,212	(574)	117,638
Operating income	21,153	565	21,718
Earnings before income taxes	20,038	565	20,603
Provision for income taxes	7,464	261	7,725
Net earnings	12,574	304	12,878
Basic earnings per share (1)	0.23	0.006	0.24
Diluted earnings per share (1)	0.23	0.006	0.23

	For the Nine Months Ended October 30, 2004
	As Previously
	Reported	Adjustment	As Restated
Condensed Consolidated Statement of Earnings:
Cost of goods sold, including buying, distribution and occupancy costs	$665,323	$59	$665,382
Gross margin	422,681	(59)	422,622
Selling, general and administrative expenses	346,308	(743)	345,565
Operating income	76,373	684	77,057
Earnings before income taxes	73,122	684	73,806
Provision for income taxes	27,238	255	27,493
Net earnings	45,884	429	46,313
Basic earnings per share (1)	0.85	0.008	0.86
Diluted earnings per share (1)	0.83	0.008	0.84

Condensed Consolidated Statement of Cash Flows:
Cash provided by operating activities	$32,889	$1,455	$34,344
Cash used in investing activities	(65,966)	(1,455)	(67,421)

(1)	Due to the effect of rounding, the sum of the per share amounts may not equal the effect of the adjustment.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Restatement of Financial Statements
     Management’s Discussion and Analysis of Financial Condition and Results of Operations as presented herein gives effect to the restatement of our condensed consolidated financial statements for quarterly and year-to-date information in 2004 for certain lease accounting adjustments. See Note 11 of Notes to Condensed Consolidated Financial Statements for a description of the adjustments.
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
     The following table presents information with respect to retail apparel stores in operation during each of the respective fiscal periods:

	For the Three Months		For the Nine Months		For the Year
	Ended		Ended		Ended
	October 30,	October 29,	October 30,	October 29,	January 29,
	2004	2005	2004	2005	2005
Stores open at beginning of period:	696	713	693	707	693
Opened	6	4	15	12	20
Closed	—	—	(6)	(2)	(6)

Stores open at end of period	702	717	702	717	707

Stores open at end of period:
U.S. —
Men’s Wearhouse	514	525	514	525	517
K&G	74	77	74	77	76

	588	602	588	602	593
Canada — Moores	114	115	114	115	114

	702	717	702	717	707

     In connection with our strategy of testing opportunities to market complementary products and services, in December 2003 and in September 2004 we acquired the assets and operating leases for 13 and 11, respectively, retail dry cleaning and laundry facilities operating in the Houston, Texas area. We launched a rebranding campaign for these facilities in March 2005 under the banner MW Cleaners. We may open or acquire additional facilities on a limited basis during 2005 as we continue to test market and evaluate the feasibility of developing a national retail dry cleaning and laundry line of business. As of October 29, 2005, we are operating 26 retail dry cleaning and laundry facilities.
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
     During the fourth quarter of fiscal 2004, we opened two test bridal stores in the San Francisco Bay Area in order to test additional opportunities in the bridal industry. These stores are located contiguous to existing Men’s Wearhouse stores. As of October 29, 2005, no additional bridal stores have been opened.

Results of Operations
     Three Months Ended October 30, 2004 and October 29, 2005
     Our net sales were $392.7 million for the three months ended October 29, 2005, a $34.9 million or 9.8% increase from the same prior year period due mainly to a $27.3 million increase in clothing and alteration sales and a $5.5 million increase in tuxedo rental revenues. Our U.S. comparable store sales (which are calculated primarily by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period) increased 6.6% as we experienced increased store traffic levels at our traditional Men’s Wearhouse stores and at our K&G stores where the hours of operation were extended from four days to seven days a week beginning September 1, 2004. Improvement was experienced in nearly all product categories at both our Men’s Wearhouse and K&G stores and in our tuxedo rental revenues. In Canada, comparable store sales increased 3.1% as a result of improved retail sales in suits and shirts and continued growth in our tuxedo rental business.
     Gross margin increased $18.5 million or 13.3% from the same prior year quarter to $157.8 million in the third quarter of 2005. As a percentage of sales, gross margin increased from 38.9% in the third quarter of 2004 to 40.2% in the third quarter of 2005. This increase in gross margin percentage resulted mainly from higher initial mark-ups and from continued growth in our tuxedo rental business, which carries a significantly higher incremental gross margin impact than our clothing sales. Occupancy cost, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, remained constant as a percentage of sales in the third quarter of 2004 to the third quarter of 2005. However, on an absolute dollar basis, occupancy costs increased by 9.7% from the third quarter of 2004 to the third quarter of 2005 due mainly to higher rent expense from our increased store count and renewals of existing leases at higher rates.
     Selling, general and administrative (“SG&A”) expenses, as a percentage of sales, were 32.9% for the third quarter of 2004, compared to 31.4% for the third quarter of 2005, with SG&A expenditures increasing by $5.7 million or 4.9% to $123.4 million. As a percentage of sales, advertising expense decreased from 3.8% to 3.3% of net sales, store salaries remained flat at 13.1% of net sales and other SG&A expenses decreased from 16.0% to 15.0% of net sales. On an absolute dollar basis, the principal components of SG&A expenses increased primarily as a result of continued growth in our tuxedo rental business and increased salaries and commissions associated with higher sales, offset in part by the absence in the current year of a $2.2 million asset impairment charge incurred in the third quarter of 2004.
     Interest expense remained at $1.4 million in the third quarter of 2004 and the third quarter of 2005 while interest income increased from $0.3 million in the third quarter of 2004 to $0.6 million in the third quarter of 2005. Weighted average borrowings outstanding decreased from $131.0 million in the third quarter of 2004 to $130.0 million for the third quarter of 2005, and the weighted average interest rate on outstanding indebtedness decreased from 3.4% to 3.2%. The decrease in weighted average borrowings is due to the payment of our unsecured note payable for $1.0 million in January 2005. Interest expense remained constant as the interest expense benefit from the payment of our unsecured note payable in January 2005 was offset by interest expense associated with capital leases during the third quarter of 2005. The increase in interest income primarily relates to increases in our average cash and short-term investment balances and in interest rates.
     Our effective income tax rate decreased from 37.5% for the third quarter of 2004 to 28.3% for the third quarter of 2005 due primarily to a $2.0 million reduction in previously recorded tax reserves associated with favorable developments on certain outstanding income tax matters and an increase in the estimated amount of tax exempt income for the current fiscal year. Excluding the reduction to the previously recorded reserves, our effective tax rate would have been 34.4%.
     These factors resulted in net earnings of $24.1 million or 6.1% of net sales for the third quarter of 2005, compared with net earnings of $12.9 million or 3.6% of net sales for the third quarter of 2004.

     Nine Months Ended October 30, 2004 and October 29, 2005
     Our net sales were $1,227.9 million for the nine months ended October 29, 2005, a $139.9 million or 12.9% increase from the same prior year period due mainly to a $115.0 million increase in clothing and alteration sales and a $16.1 million increase in tuxedo rental revenues. Our U.S. comparable store sales increased 9.4% due to increased store traffic levels at our traditional Men’s Wearhouse stores and at our K&G stores where the hours of operation were extended from four days to seven days a week beginning September 1, 2004. Improvement was experienced in nearly all product categories at both our Men’s Wearhouse and K&G stores and in our tuxedo rental revenues. We have also experienced an improved customer response at our K&G stores as a result of a comparative advertising campaign. In Canada, comparable store sales increased 3.5% primarily as a result of improved retail sales in suits and shirts and continued growth in our tuxedo rental business.
     Gross margin increased $69.3 million or 16.4% over the same prior year period to $491.9 million for the first nine months of 2005. As a percentage of sales, gross margin increased from 38.8% for the first nine months of 2004 to 40.1% for the first nine months of 2005. This increase in gross margin percentage resulted mainly from higher initial mark-ups and from continued growth in our tuxedo rental business, which carries a significantly higher incremental gross margin impact than our clothing sales. The gross margin percentage was also increased as occupancy cost, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, decreased as a percentage of sales from the first nine months of 2004 to the first nine months of 2005. However, on an absolute dollar basis, occupancy costs increased by 8.8% from the first nine months of 2004 to the first nine months of 2005 due mainly to higher rent expense from our increased store count and renewals of existing leases at higher rates.
     SG&A expenses, as a percentage of sales, were 31.8% for the first nine months of 2004, compared to 31.1% for the first nine months of 2005, with SG&A expenditures increasing by $36.6 million or 10.6% to $382.2 million. As a percentage of sales, advertising expense decreased from 3.8% to 3.5% of net sales, store salaries decreased from 12.8% to 12.7% of net sales and other SG&A expenses decreased from 15.2% to 14.9% of net sales. On an absolute dollar basis, the principal components of SG&A expenses increased primarily as a result of continued growth in our tuxedo rental business, increased salaries and commissions associated with higher sales and costs associated with the closure of our six R&D casual clothing/sportswear concept stores, offset in part by the absence in the current year of a $2.2 million asset impairment charge incurred in the third quarter of 2004.
     Interest expense increased from $4.2 million for the first nine months of 2004 to $4.4 million in the first nine months of 2005 while interest income increased from $1.0 million for the first nine months of 2004 to $2.1 million for the first nine months of 2005. Weighted average borrowings outstanding decreased from $131.0 million in the prior year to $130.0 million for the first nine months of 2005, while the weighted average interest rate on outstanding indebtedness decreased from 3.4% to 3.3%. The decrease in weighted average borrowings is due to the payment of our unsecured note payable for $1.0 million in January 2005. The increase in interest expense resulted mainly from interest associated with capital leases. The increase in interest income primarily relates to increases in our average cash and short-term investment balances and in interest rates.
     Our effective income tax rate decreased from 37.3% for the first nine months of 2004 to 33.7% for the first nine months of 2005 due primarily to a $2.0 million reduction in previously recorded tax reserves associated with favorable developments on certain outstanding income tax matters and an increase in the estimated amount of tax exempt income for the current fiscal year. Excluding the reduction to the previously recorded reserves, our effective tax rate would have been 35.7%.
     These factors resulted in net earnings of $71.2 million or 5.8% of net sales for the first nine months of 2005, compared with net earnings of $46.3 million or 4.3% of net sales for the first nine months of 2004.
Liquidity and Capital Resources
     We have a revolving credit agreement with a group of banks (the “Credit Agreement”) that provides for borrowing of up to $100.0 million through July 7, 2009 (amended in July 2004 to extend the maturity date). The Credit Agreement is secured by substantially all of the stock of the subsidiaries of The Men’s Wearhouse, Inc. Advances under the Credit Agreement bear interest at a rate per annum equal to, at our option, the agent’s prime rate or the reserve adjusted LIBOR rate plus a varying interest rate margin up to 2.25%. The Credit Agreement also provides for fees applicable to unused commitments ranging from 0.275% to 0.500%. As of October 29, 2005, there were no borrowings outstanding under the Credit Agreement.
     The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain a minimum level of net worth and certain financial ratios. The Credit Agreement also prohibits payment of cash dividends on our common stock. We were in compliance with the covenants in the Credit Agreement as of October 29, 2005.
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
     In December 2003, we acquired the assets and operating leases for 13 retail dry cleaning and laundry facilities and issued a note payable for $1.0 million as partial consideration. This unsecured note payable, with interest at 4%, was paid in full in January 2005.
     We utilize letters of credit primarily to secure inventory purchases. At October 29, 2005, letters of credit totaling approximately $16.2 million were issued and outstanding.
     On June 13, 2005, we effected a three-for-two stock split by paying a 50% stock dividend to shareholders of record as of May 31, 2005. All share and per share information included in the accompanying condensed consolidated financial statements and related notes have been restated to reflect the stock split.
     Working capital was $383.3 million at October 29, 2005, which is slightly down from $388.2 million at January 29, 2005 and up from $375.2 million at October 30, 2004. Historically, our working capital has been at its lowest level in January and February and has increased through November as inventory buildup is financed with both vendor payables and credit facility borrowings in preparation for the fourth quarter selling season. Working capital at October 29, 2005 is lower than at January 29, 2005 due mainly to purchases of treasury stock made during the first nine months of 2005.
     Our operating activities provided net cash of $34.3 million during the first nine months of 2004, due mainly to net earnings, adjusted for non-cash charges (including an impairment charge for certain technology assets), and increases in accounts payable and accrued expenses offset partially by increases in inventories and other assets and a decrease in income taxes payable. During the first nine months of 2005, our operating activities provided net cash of $52.1 million, due mainly to net earnings, adjusted for non-cash charges, a decrease in accounts receivable and an increase in income taxes payable, offset by increases in inventories and other assets and a decrease in accounts payable and accrued expenses. Inventories increased in the first nine months of 2004 and 2005 due mainly to seasonal inventory buildup and increased sales. Other assets increased in the first nine months of 2004 and 2005 mainly due to purchases of tuxedo rental product. The increase in accounts payable and accrued expenses in the first nine months of 2004 was partially offset by payment of bonuses accrued at the end of 2003 and payment for treasury stock purchased as of the end of 2003. Accounts payable and accrued expenses decreased in the first nine months of 2005 due mainly to the payment of bonuses, legal settlements and fees accrued at the end of the year. The 2004 decrease in income taxes payable was due primarily to the payment of taxes accrued at the end of 2003 and increased estimated payments during 2004. The increase in income taxes payable in the first nine months of 2005 was due primarily to increased earnings. The decrease in accounts receivable in 2005 resulted mainly from the collection of a contested receivable that was outstanding at the end of 2004.
     Our investing activities used net cash of $67.4 million and $122.1 million for the first nine months of 2004 and 2005, respectively. Cash used in investing activities was primarily comprised of capital expenditures relating to stores opened, remodeled or relocated during the period or under construction at the end of the period, distribution facility additions and infrastructure technology investments and, in 2005, purchases of short-term investments offset by proceeds from the sales of these investments. Short-term investments consist of auction rate securities which represent funds available for current operations. These securities have stated maturities beyond three months but are priced and traded as short-term instruments due to the liquidity provided through the interest rate mechanism of 7 to 35 days. As of October 29, 2005, we held short-term investments of $69.9 million.
     Our financing activities used net cash of $5.3 million and $68.1 million for the first nine months of 2004 and 2005, respectively. Cash used in financing activities was due mainly to purchases of treasury stock offset by proceeds from the issuance of our common stock in connection with the exercise of stock options.
      In September 2003, the Board of Directors authorized a program for the repurchase of up to $100.0 million of the Company’s common stock in the open market or in private transactions. As of October 30, 2004, we had purchased under this program 2,108,100 shares at a cost of $42.4 million in private transactions and 3,054,600 shares at a cost of $51.4 million in open market transactions, for a total of 5,162,700 shares at an average price per share of $18.17.
     In June 2004, the Board of Directors authorized a program for the repurchase of up to $50.0 million of our common stock in the open market or in private transactions. This authorization superceded the remaining availability under the September 2003 authorization. As of October 30, 2004, a total of 149,100 shares at a cost of $2.5 million were repurchased in open market transactions under this program at an average price per share of $16.66. During the first nine months of 2005, a total of 1,503,750 shares at a cost of $40.5 million were repurchased under this program at an average price per share of $26.93. As of October 29, 2005, a total of 1,652,850 shares at a cost of $43.0 million were repurchased in open market transactions under this program at an average price per share of $26.00.
     In May 2005, the Board of Directors approved a replenishment of our share repurchase program to $50.0 million by authorizing $43.0 million to be added to the remaining $7.0 million under the June 2004 authorization program. As of October 29, 2005, a total of 1,696,000 shares at a cost of $49.8 million were repurchased in open market transactions under this program at an average price per share of $29.36. The remaining balance available under the May 2005 authorization at October 29, 2005 is $0.2 million.
     During the first nine months of 2005, a total of 3,199,750 shares at a cost of $90.3 million were repurchased in open market transactions under all authorized stock repurchase programs at an average price per share of $28.21.
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
     On August 20, 2004, we purchased a 1980 Gulfstream III aircraft from Regal Aviation L.L.C. (“Regal Aviation”) for $5.0 million. Regal Aviation operates a private air charter service and is a limited liability company of which George Zimmer owns 99%. In addition, on August 20, 2004, we entered into a leasing arrangement with Regal Aviation under which Regal Aviation operates, manages and markets the aircraft as well as provides the appropriate flight personnel and services. The aircraft is utilized to provide air transportation from time to time for employees of the Company as well as be leased to third parties for charter.

     On October 15, 2004, we purchased a warehouse facility located in Houston, Texas (the “Facility”) from Zig Zag for $0.7 million. Zig Zag is a Texas joint venture, in which Richard E. Goldman, George Zimmer and James E. Zimmer were the sole and equal joint venturers. Prior to the purchase of the Facility, we leased the Facility from Zig Zag.
     Based on the results of recent appraisals and review of the terms of other Regal Aviation leasing arrangements with unrelated third parties, we believe that the terms of the aircraft purchase and leasing agreements and the terms of the store purchase and the Facility purchase were comparable to what would have been available to us from unaffiliated third parties at the time such agreements were entered into.
     We anticipate that our existing cash and cash flow from operations, supplemented by borrowings under our Credit Agreement, will be sufficient to fund planned store openings, other capital expenditures and operating cash requirements for at least the next 12 months. We are currently renegotiating our Credit Agreement with the expectation of extending its term and reducing or eliminating certain of the existing restrictive and financial covenants. In addition, as a result of the Jobs Creation Act, our Board of Directors has authorized the repatriation of up to US$75 million of foreign earnings from our Canadian subsidiaries. The repatriation, which is currently being evaluated, is expected to occur in the fourth quarter of 2005. In connection with the authorized repatriation, we expect our Canadian subsidiaries to incur borrowings of up to the full amount of the repatriation under terms and conditions similar to our Credit Agreement. Debt service on these borrowings will be accomplished through future foreign earnings.
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
Forward-Looking and Cautionary Statements
     Certain statements made herein and in other public filings and releases by the Company contain “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995) that involves risk and uncertainty. These forward-looking statements may include, but are not limited to, future capital expenditures, acquisitions (including the amount and nature thereof), future sales, earnings, margins, costs, number and costs of store openings, demand for clothing, market trends in the retail clothing business, currency fluctuations, inflation and various economic and business trends. Forward- looking statements may be made by management orally or in writing, including, but not limited to, this Management’s Discussion and Analysis of Financial Condition and Results of Operations section and other sections of our filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934 and the Securities Act of 1933.
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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are subject to exposure from fluctuations in U.S. dollar/Euro exchange rates. As further described in Note 4 of Notes to Condensed Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”, we utilize foreign currency forward exchange contracts to limit exposure to changes in currency exchange rates. At October 29, 2005, we had eight contracts maturing in varying increments to purchase an aggregate notional amount of $3.3 million in foreign currency, maturing at various dates through April 2006. At October 30, 2004, we had 30 contracts maturing in varying increments to purchase an aggregate notional amount of $13.7 million in foreign currency, maturing at various dates through December 2005. Unrealized pretax gains on these forward contracts totaled approximately $0.8 million at October 30, 2004. Unrealized pretax losses on these forward contracts totaled approximately $44 thousand at October 29, 2005. A hypothetical 10% change in applicable October 29, 2005 forward rates could increase or decrease the October 29, 2005 unrealized pretax loss by approximately $0.3 million related to these positions. However, it should be noted that any change in the value of these contracts, whether real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged item.
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
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     The Company’s management, with the participation of the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the fiscal quarter ended October 29, 2005. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended October 29, 2005 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Controls over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended October
29, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
     We are involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of our business. Management believes that none of these matters will have a material adverse effect on our financial position, results of operations or cash flows.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table presents information with respect to purchases of common stock of the Company made during the quarter ended October 29, 2005 as defined by Rule 10b-18(a)(3) under the Exchange Act:

(c)
			Total	(d)
			Number of	Approximate
			Shares	Dollar Value of
			Purchased	Shares that
			as Part of	May Yet Be
	(a)	(b)	Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased	Per Share	Programs	Programs
(In thousands)
July 31, 2005 through August 27, 2005	607,500	$32.55	607,500	$30,227

August 28, 2005 through October 1, 2005	503,100	$30.49	503,100	$14,888

October 2, 2005 through October 29, 2005	585,400	$25.07	585,400	$210

Total	1,696,000	$29.36	1,696,000	$210

ITEM 6 — EXHIBITS
     (a) Exhibits.

Exhibit
Number		Exhibit Index

10.1	—	Second Amended and Restated Employment Agreement, effective as of October 1, 2005, by and between The Men’s Wearhouse, Inc. and David H. Edwab (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 14, 2005).

31.1	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

31.2	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).

32.1	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

32.2	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 8, 2005	THE MEN’S WEARHOUSE, INC.

	By	/s/ NEILL P. DAVIS
Neill P. Davis
Executive Vice President, Chief Financial Officer
and Principal Financial Officer

EXHIBIT INDEX

Exhibit
Number		Exhibit Index

10.1	—	Second Amended and Restated Employment Agreement, effective as of October 1, 2005, by and between The Men’s Wearhouse, Inc. and David H. Edwab (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 14, 2005).

31.1	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

31.2	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).

32.1	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

32.2	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).