Form 10-K
period 2006-01-28
MENS WEARHOUSE INC
filed 2006-04-13
CIK 884217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-16097

The Men’s Wearhouse, Inc.
((Exact Name of Registrant as Specified in its Charter)

Texas	74-1790172
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

5803 Glenmont Drive Houston, Texas	77081-1701 (Zip Code)
(Address of Principal Executive Offices)

(713) 592-7200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑.     No ☐.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐.     No ☑.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑.     No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐.     No ☑.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of shares of common stock on the New York Stock Exchange on July 29, 2005, was approximately $1,728.5 million.

The number of shares of common stock of the registrant outstanding on April 7, 2006 was 53,247,573 excluding 14,100,677 shares classified as Treasury Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated as to

Notice and Proxy Statement for the Annual Meeting of Shareholders scheduled to be held June 21, 2006.	Part III: Items 10,11,12, 13 and 14

FORM 10-K REPORT INDEX

Forward-Looking and Cautionary Statements

Certain statements made in this Annual Report on Form 10-K and in other public filings and press releases by the Company contain “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995) that involves risk and uncertainty. These forward-looking statements may include, but are not limited to, future capital expenditures, acquisitions (including the amount and nature thereof), future sales, earnings, margins, costs, number and costs of store openings, demand for clothing, market trends in the retail clothing business, currency fluctuations, inflation and various economic and business trends. Forward-looking statements may be made by management orally or in writing, including, but not limited to, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K and other sections of our filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934 and the Securities Act of 1933.

Forward-looking statements are not guarantees of future performance and a variety of factors could cause actual results to differ materially from the anticipated or expected results expressed in or suggested by these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, domestic and international economic activity and inflation, our successful execution of internal operating plans and new store and new market expansion plans, performance issues with key suppliers, homeland security concerns, severe weather, foreign currency fluctuations, government export and import policies, aggressive advertising or marketing activities of competitors and legal proceedings. Future results will also be dependent upon our ability to continue to identify and complete successful expansions and penetrations into existing and new markets and our ability to integrate such expansions with our existing operations. Refer to “Risk Factors” contained in Part 1 of this Annual Report on Form 10-K for a more complete discussion of these and other factors that might affect our performance and financial results. These forward-looking statements are intended to relay the Company’s expectations about the future, and speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

The Company

We are one of the largest specialty retailers of men’s suits in the United States and Canada. At January 28, 2006, our U.S. operations included 603 retail apparel stores in 44 states and the District of Columbia, primarily operating under the brand names of Men’s Wearhouse and K&G Fashion Superstores, with approximately 23% of our locations in Texas and California. At January 28, 2006, our Canadian operations included 116 retail apparel stores in 10 provinces operating under the brand name of Moores Clothing for Men. Below is a brief description of our brands:

Men’s Wearhouse

Under the Men’s Wearhouse brand, we target middle and upper-middle income men by offering quality merchandise at everyday low prices. In addition to value, we believe we provide a superior level of customer service. Men’s Wearhouse stores offer a broad selection of designer, brand name and private label merchandise at prices we believe are typically 20% to 30% below the regular prices found at traditional department and specialty stores. Our merchandise includes suits, sport coats, slacks, formal wear, business casual, sportswear, outerwear, dress shirts, shoes and accessories. We concentrate on business attire that is characterized by infrequent and more predictable fashion changes. Therefore, we believe we are not as exposed to trends typical of more fashion-forward apparel retailers, where significant markdowns and promotional pricing are more common. At January 28, 2006, we operated 526 Men’s Wearhouse stores in 44 states and the District of Columbia. These stores are referred to as “Men’s Wearhouse stores” or “traditional stores”.

We also began a tuxedo rental program in selected Men’s Wearhouse stores during 1999 and now offer tuxedo rentals in substantially all of our Men’s Wearhouse stores. We believe this program generates incremental business for us without significant incremental personnel or real estate costs and broadens our customer base by drawing first-time and younger customers into our stores.

K&G

Under the K&G brand, we target the more price sensitive customer. At January 28, 2006, we operated 77 K&G stores in 25 states, which include four stores operating under the name The Suit Warehouse (in the metropolitan Detroit area) and one store in Louisiana that is currently closed due to the impact of Hurricane Katrina. Fifty-two of the K&G stores offer ladies’ career apparel that is also targeted to the more price sensitive customer.

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

Moores

Under the Moores brand, we target middle and upper-middle income men in Canada by offering quality merchandise at everyday low prices. Moores is one of Canada’s leading specialty retailers of men’s suits, with 116 retail apparel stores in 10 Canadian provinces at January 28, 2006. Similar to the Men’s Wearhouse stores, Moores stores offer a broad selection of quality merchandise at prices we believe are typically 20% to 30% below the regular prices charged by traditional Canadian department and specialty stores. Moores focuses on conservative, basic tailored apparel that we believe limits exposure to changes in fashion trends and the need for significant markdowns. Moores’ merchandise consists of suits, sport coats, slacks, business casual, dress shirts, sportswear, outerwear, shoes and accessories.

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

Expansion Strategy

Our expansion strategy includes:

•	opening additional Men’s Wearhouse, K&G and Moores stores in new and existing markets,

•	testing opportunities to market complementary products and services,

•	expanding our corporate apparel and uniform program, and

•	identifying strategic acquisition opportunities, including but not limited to international opportunities.

In general terms, we consider a geographic area served by a common group of television stations as a single market.

On a limited basis, we have acquired store locations, inventories, customer lists, trademarks and tradenames from existing menswear retailers in both new and existing markets. We may do so again in the future. At present, in 2006 we plan to open approximately 21 new Men’s Wearhouse stores and 15 new K&G stores, to close four Men’s Wearhouse stores, to expand and/or relocate approximately 18 existing Men’s Wearhouse stores and seven existing K&G stores and to continue expansion in subsequent years. We believe that our ability to increase the number of traditional stores in the United States above 600 will be limited. However, we believe that additional growth opportunities exist through improving and diversifying the merchandise mix, relocating stores, expanding our K&G brand and adding complementary products and services.

In connection with our strategy of testing opportunities to market complementary products and services, in December 2003 and in September 2004 we acquired the assets and operating leases for 13 and 11, respectively, retail dry cleaning and laundry facilities operating in the Houston, Texas area. We launched a rebranding campaign for these facilities in March 2005. At present, in 2006 we plan to open five retail dry cleaning and laundry facilities in the Houston, Texas area. We may open or acquire additional facilities on a limited basis in 2006 as we continue to test market and evaluate the feasibility of developing a national retail dry cleaning and laundry line of business. As of January 28, 2006, we are operating 26 retail dry cleaning and laundry facilities.

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

During the fourth quarter of fiscal 2004, we opened two test bridal stores in the San Francisco Bay Area in order to test additional opportunities in the bridal industry. These stores are located contiguous to existing Men’s Wearhouse stores. As of January 28, 2006, no additional bridal stores have been opened.

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

The Company’s inventory mix includes “business casual” merchandise designed to meet demand for such products resulting from more relaxed dress codes in the workplace. This merchandise consists of tailored and non- tailored clothing (sport coats, casual slacks, knits and woven sports shirts, sweaters and casual shoes) that complements the existing product mix and provides opportunity for enhanced sales without significant inventory risk.

We do not purchase significant quantities of merchandise overruns or close-outs. We provide recognizable quality merchandise at consistent prices that assist the customer in identifying the value available at our stores. We believe that the merchandise at Men’s Wearhouse and Moores stores is generally offered 20% to 30% below traditional department and specialty store regular prices and that merchandise at K&G stores is generally 30% to 70% below regular retail prices charged by such stores. A ticket is generally affixed to items, which displays our selling price alongside a price we believe reflects the regular, non-promotional price of the item at traditional department and specialty stores.

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

During 2003, 2004 and 2005, 55.2%, 54.4% and 53.3%, respectively, of our total net merchandise sales were attributable to tailored clothing (suits, sport coats and slacks) and 44.8%, 45.6% and 46.7%, respectively, were attributable to casual attire, sportswear, shoes, shirts, ties, outerwear and other.

In addition to accepting cash, checks or nationally recognized credit cards, we offer our own private label credit card to Men’s Wearhouse and Moores customers. We have contracted with a third-party vendor to provide all necessary servicing and processing and to assume all credit risks associated with the private label credit card program. We believe that the private label credit card provides us with an important tool for targeted marketing and presents an excellent opportunity to communicate with our customers. Beginning in September 2004, all purchases made with the private label credit card at Men’s Wearhouse stores are entitled to a 5% discount. We believe that this change in our private label credit card under our Men’s Wearhouse brand will continue to provide us with an excellent opportunity to develop relationships with our customers. During 2005, our customers used the private label credit card for approximately 16% of our sales at Men’s Wearhouse stores and approximately 17% of our sales at Moores stores.

We also offer loyalty programs to our Men’s Wearhouse and Moores customers. Under the loyalty programs, customers receive points for purchases. Points are equivalent to dollars spent on a one-for-one basis, excluding any U.S. sales tax dollars. Upon reaching 500 points, customers are issued a $50 rewards certificate which they may use to make purchases at Men’s Wearhouse or Moores stores. We believe that the loyalty programs facilitate our ability to cultivate long-term relationships with our customers. At the Men’s Wearhouse, all customers who register for our “Perfect Fit” loyalty program are eligible to participate and earn points for purchases. At Moores, the loyalty program points are earned only on purchases made with the Moores private label credit card. Prior to September 2004, the loyalty program points at Men’s Wearhouse were also limited to purchases made with the Men’s Wearhouse private label credit card.

Customer Service and Marketing

The Men’s Wearhouse and Moores sales personnel are trained as clothing consultants to provide customers with assistance and advice on their apparel needs, including product style, color coordination, fabric choice and garment fit. For example, many clothing consultants at Men’s Wearhouse stores attend an intensive training program at our training facility in Fremont, California, which is further supplemented with store meetings, in-market training programs, periodic merchandise meetings and frequent interaction with all levels of store management.

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

Our total annual advertising expenditures, which were $62.9 million, $60.5 million and $61.5 million in 2003, 2004 and 2005, respectively, are significant. The Company advertises principally on television and radio, which we consider the most effective means of attracting and reaching potential customers, and our advertising campaign is designed to reinforce our various brands.

Purchasing and Distribution

We purchase merchandise from approximately 700 vendors. In 2005, no vendor accounted for 10% or more of purchases. Management does not believe that the loss of any vendor would significantly impact us. While we have no material long-term contracts with our vendors, we believe that we have developed an excellent relationship with our vendors, which is supported by consistent purchasing practices.

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

We purchase a significant portion of our inventory through a direct sourcing program. In addition to finished product, we purchase fabric from mills and contract with certain factories for the assembly of the finished product to be sold in our U.S. and Canadian stores. Our direct sourcing arrangements for fabric and assembly have been with foreign mills and factories. During 2003, 2004 and 2005, product procured through the direct sourcing program represented approximately 30%, 30% and 32%, respectively, of total inventory purchases for stores operating in the U.S. We expect that purchases through the direct sourcing program will represent approximately 35% of total U.S. purchases in 2006. During 2003, 2004 and 2005, our manufacturing operations at Golden Brand provided 34%, 32% and 23%, respectively, of inventory purchases for Moores stores and 9%, 10% and 9% during 2003, 2004 and 2005, respectively, of inventory purchases for Men’s Wearhouse stores. We believe that our direct sourcing of product, with both owned and third party labels, has been and will continue to be a significant factor in our ability to improve our gross product margins.

To protect against currency exchange risks associated with certain firmly committed and certain other probable, but not firmly committed, inventory transactions denominated in a foreign currency (primarily the Euro), we enter into forward exchange contracts. In addition, many of the purchases from foreign vendors are secured by letters of credit.

We have entered into license agreements with a limited number of parties under which we are entitled to use designer labels such as “Gary Player®” and nationally recognized brand labels such as “Botany®” and “Botany 500®” in return for royalties paid to the licensor based on the costs of the relevant product. These license agreements generally limit the use of the individual label to products of a specific nature (such as men’s suits, men’s formal wear or men’s shirts). The labels licensed under these agreements will continue to be used in connection with a portion of the purchases under the direct sourcing program described above, as well as purchases from other vendors. We monitor the performance of these licensed labels compared to their cost and may elect to selectively terminate any license, as provided in the respective agreement. We have also purchased several trademarks, including “Cricketeer®,” “Joseph & Feiss®,” “Pronto Uomo®,” “Linea Uomo®,” and “Twinhill®,” which are used similarly to our licensed labels. Because of the continued consolidation in the men’s tailored clothing industry, we may be presented with opportunities to acquire or license other designer or nationally recognized brand labels.

All merchandise for Men’s Wearhouse stores is received into our central warehouse located in Houston, Texas. Merchandise for a store is picked and then moved to the appropriate staging area for shipping. In addition to the central distribution center in Houston, we have space within certain Men’s Wearhouse stores or separate hub warehouse facilities in the majority of our markets, which function as redistribution facilities for their respective areas. In fiscal 2005 our K&G stores began to receive merchandise consistent with our Men’s Wearhouse stores from our central warehouse located in Houston, Texas. Currently, approximately 75% of purchased merchandise is transported to our K&G stores from our central distribution center in Houston. All other merchandise is direct shipped by vendors to the stores. We anticipate that we will continue to transport merchandise to our K&G stores using a combination of our central distribution center and direct shipment from vendors. Most purchased merchandise for our Moores stores is distributed to the stores from our warehouse in Montreal.

We lease and operate 27 long-haul tractors and 55 trailers, which, together with common carriers, are used to transport merchandise from the vendors to our distribution facilities and from the distribution facilities to Men’s Wearhouse stores within each market. A majority of all merchandise transported from the vendors to our distribution facilities and from the distribution facilities to our K&G stores is transported by common carriers.

We also lease or own 113 smaller van-like trucks, which are used to deliver merchandise locally or within a given geographic region.

Competition

Our primary competitors include specialty men’s clothing stores, traditional department stores, off-price retailers, manufacturer-owned and independently owned outlet stores. Over the past several years market conditions have resulted in consolidation of the industry. We believe that the principal competitive factors in the menswear market are merchandise assortment, quality, price, garment fit, merchandise presentation, store location and customer service.

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

Seasonality

Like most retailers, our business is subject to seasonal fluctuations. In most years, a significant portion of our net sales and our net earnings have been generated during the fourth quarter of each year when holiday season shopping peaks. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full year (see Note 12 of Notes to Consolidated Financial Statements).

Trademarks and Servicemarks

We are the owner in the United States of the trademark and servicemark “The Men’s Wearhouse®” and of federal registrations therefor expiring in 2009, 2010 and 2012, respectively, subject to renewal. We have also been granted registrations for that trademark and servicemark in 43 of the 44 states (including Texas and California) in which we currently do business (as well as the District of Columbia and Puerto Rico) and have used those marks. We are also the owner of “MW Men’s Wearhouse (and design)®” and federal registrations therefor expiring in 2010 and 2011, respectively, subject to renewal. Our rights in the “The Men’s Wearhouse®” and “MW Men’s Wearhouse (and design) ®” marks are a significant part of our business, as the marks have become well known through our television and radio advertising campaigns. Accordingly, we intend to maintain our marks and the related registrations.

We are also the owner in the United States of the servicemarks “The Suit Warehouse®” and “The Suit Warehouse (and logo),” which are tradenames used by certain of the stores in Michigan operated by K&G, and “K&G®”, which is a tradename used by K&G stores. K&G stores also operate under the tradenames “K&G Men’s Superstore®,” “K&G Men’s Center,” “K&G MenSmart” and “K&G Ladies®.” We own the registrations for “K&G®,” “K&G (stylized)®,” “K&G For Men. For Women. For Less®,” “K&G For Men. For Less®,” “K&G Men’s Superstore®,” “K&G Men’s Superstore (and design)®,” “K&G Ladies®,” “K&G Fashion Superstore” and “K&G Superstore®.” In addition, we own or license other trademarks/servicemarks used in the business, principally in connection with the labeling of products purchased through the direct sourcing program.

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

Employees

At January 28, 2006, we had approximately 13,800 employees, of whom approximately 10,200 were full-time and approximately 3,600 were part-time employees. Seasonality affects the number of part-time employees as well as the number of hours worked by full-time and part-time personnel. Approximately 700 of our employees at Golden Brand belong to the Union of Needletrades, Industrial and Textile Employees. Golden Brand is part of a collective bargaining unit, of which it is the largest company. The current union contract expires in November 2009.

Item 1A.	Risk Factors

We wish to caution you that there are risks and uncertainties that could affect our business. These risks and uncertainties include, but are not limited to, the risks described below and elsewhere in this report, particularly found in “Forward-Looking and Cautionary Statements.” The following is not intended to be a complete discussion of all potential risks or uncertainties, as it is not possible to predict or identify all risk factors.

Our ability to continue to expand our Men’s Wearhouse stores may be limited.

A large part of our growth has resulted from the addition of new Men’s Wearhouse stores and the increased sales volume and profitability provided by these stores. We will continue to depend on adding new stores to increase our sales volume and profitability. As of January 28, 2006, we operate 526 Men’s Wearhouse stores. However, we believe that our ability to increase the number of Men’s Wearhouse stores in the United States above 600 will be limited. Therefore, we cannot assure you that we will continue to experience the same rate of growth as we have historically.

Expansion into new markets may not be profitable.

When we enter new markets, we have to:

•	obtain suitable store locations,

•	hire personnel,

•	establish distribution methods, and

•	advertise our brand names and our distinguishing characteristics to consumers who may not be familiar with them.

We cannot assure you that we will be able to open and operate new stores on a timely and profitable basis. The costs associated with opening new stores may negatively affect our profitability. Conditions in the commercial real estate market existing at the time we seek to expand could cause us to postpone our expansion plans.

Certain of our expansion strategies may present greater risks.

Expansion into more complementary products and services may present greater risks. We are continuously assessing opportunities to expand complementary products and services related to our traditional business, such as corporate apparel sales and retail dry cleaning establishments. We may expend both capital and personnel resources on such business opportunities which may or may not be successful.

Our business is seasonal.

In most years, a significant portion of our net sales and our net earnings have been generated during November, December and January. Accordingly, our results for the first, second and third quarters of our fiscal year are not necessarily indicative of our annual profitability. Therefore, any decrease in sales during these months could have a significant adverse effect on our net earnings.

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

Sales in the men’s tailored clothing market have increased modestly over recent years.

According to industry sources, sales in the men’s tailored clothing market increased modestly in 2004 and in 2005. We believe that this trend is attributable primarily to more employers returning to less relaxed dress codes. We also believe that this trend has contributed to our increases in comparable store sales. However, this trend may not continue and we may not be able to continue to expand our sales volume within our segment of the retailing industry.

The loss of, or disruption in, our centralized distribution center could result in delays in the delivery of merchandise to our stores.

All merchandise for Men’s Wearhouse stores and a majority of the merchandise for K&G stores is received into our centralized distribution center in Houston, Texas, where the inventory is then processed, sorted and shipped to our stores. In addition, over 90% of our U.S. tuxedo rental product and our unit rentals are maintained and processed through this facility. We depend in large part on the orderly operation of this receiving and distribution process, which depends, in turn, on adherence to shipping schedules and effective management of the distribution center. Events, such as disruptions in operations due to fire or other catastrophic events, employee matters or shipping problems, may result in delays in the delivery of merchandise and/or tuxedo rentals to our stores. For example, given our proximity to the Texas Gulf Coast, it is possible that a hurricane or tropical storm could cause damage to the distribution center, result in extended power outages, or flood roadways into and around the distribution center, any of which would disrupt or delay deliveries to the distribution center and to our stores.

Although we maintain business interruption and property insurance, we cannot assure you that our insurance will be sufficient, or that insurance proceeds will be timely paid to us, in the event our distribution center is shut down for any reason or if we incur higher costs and longer lead times in connection with a disruption at our distribution center.

Our stock price has been and may continue to be volatile due to many factors.

The market price of our common stock has fluctuated in the past and may change rapidly in the future depending on news announcements and changes in general market conditions. The following factors, among others, may cause significant fluctuations in our stock price:

•	news announcements regarding quarterly or annual results of operations,

•	comparable store sales announcements,

•	acquisitions,

•	competitive developments,

•	litigation affecting the Company, or

•	market views as to the prospects of the retail industry generally.

Rights of our shareholders may be negatively affected if we issue any of the shares of preferred stock which our Board of Directors has authorized for issuance.

We have available for issuance 2,000,000 shares of preferred stock, par value $.01 per share. Our Board of Directors is authorized to issue any or all of this preferred stock, in one or more series, without any further action on the part of shareholders. The rights of our shareholders may be negatively affected if we issue a series of preferred stock in the future that has preference over our common stock with respect to the payment of dividends or distribution upon our liquidation, dissolution or winding up. See Note 6 of Notes to Consolidated Financial Statements for more information.

Our success significantly depends on our key personnel and our ability to attract and retain additional personnel.

Mr. George Zimmer has been very important to our success. Mr. Zimmer is the Company’s Chairman of the Board, Chief Executive Officer and primary advertising spokesman. The loss of Mr. Zimmer’s services could have a material adverse effect on the securities markets’ view of our prospects.

Also, our continued success and the achievement of our expansion goals are dependent upon our ability to attract and retain additional qualified employees as we expand.

Fluctuations in exchange rates may cause us to experience currency exchange losses.

Moores conducts most of its business in Canadian dollars. The exchange rate between Canadian dollars and U.S. dollars has fluctuated historically. If the value of the Canadian dollar against the U.S. dollar weakens, then the revenues and earnings of our Canadian operations will be reduced when they are translated to U.S. dollars. Also, the value of our Canadian net assets in U.S. dollars may decline.

In connection with our direct sourcing program, we may enter into purchase commitments that are denominated in a foreign currency (primarily the Euro), which create currency exchange risks. If the value of foreign currency strengthens, then the cost in U.S. dollars to purchase such goods would increase.

A labor union dispute could cause interruptions in the Moores manufacturing business.

Moores, through its wholly owned subsidiary, Golden Brand Clothing (Canada) Ltd., manufactures a significant portion of the tailored clothing offered for sale by our Moores stores. Approximately 700 of our employees at Golden Brand belong to the Union of Needletrades, Industrial and Textile Employees. We could experience shortages in men’s tailored clothing to sell in our Moores stores if Golden Brand fails to meet its production goals due to labor disputes.

Any significant interruption in fabric supply could cause interruption in the Moores manufacturing business.

Golden Brand’s principal raw material is fabric. Most of Golden Brand’s supply arrangements are seasonal. Golden Brand does not have any long-term agreements in place with its fabric suppliers; therefore, no assurances can be given that any of such suppliers will continue to do business with Golden Brand in the future. If a particular mill were to experience a delay due to fire or natural disaster and become unable to meet Golden Brand’s supply needs, it could take a period of up to several months for Golden Brand to arrange for and receive an alternate supply of such fabric. In addition, import and export delays caused, for example, by an extended strike at the port of entry, could prevent Golden Brand from receiving fabric shipped by its suppliers. Therefore, there could be a negative effect on the ability of Golden Brand to meet its production goals if there is an unexpected loss of a supplier of fabric or a long interruption in shipments from any fabric supplier.

We are subject to import risks, including potential disruptions in supply, changes in duties, tariffs, quotas and voluntary export restrictions on imported merchandise, strikes and other events affecting delivery; and economic, political or other problems in countries from or through which merchandise is imported.

Many of the products sold in our stores are sourced from many foreign countries. Political or financial instability, terrorism, trade restrictions, tariffs, currency exchange rates, transport capacity limitations, disruptions and costs, strikes and other work stoppages and other factors relating to international trade are beyond our control and could affect the availability and the price of our inventory.

If we are unable to operate information systems and implement new technologies effectively, our business could be disrupted or our sales or profitability could be reduced.

The efficient operation of our business is dependent on our information systems, including our ability to operate them effectively and successfully to implement new technologies, systems, controls and adequate disaster recovery systems. In addition, we must protect the confidentiality of our and our customers’ data. The failure of our information systems to perform as designed or our failure to implement and operate them effectively could disrupt our business or subject us to liability and thereby harm our profitability.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of January 28, 2006, we operated 603 retail apparel stores in 44 states and the District of Columbia and 116 retail apparel stores in the 10 Canadian provinces. The following table sets forth the location, by state or province, of these stores:

	Men’s
	Wearhouse	K&G	Moores

United States
California	85
Texas	45	10
Florida	37	2
New York	27	4
Illinois	22	6
Pennsylvania	22	3
Michigan	20	5
Ohio	19	4
Georgia	17	6
Virginia	17	2
Massachusetts	15	4
Washington	15	2
Maryland	14	5
New Jersey	13	6
Arizona	12
Colorado	12	2
North Carolina	12	3
Missouri	11	1
Minnesota	9	2
Tennessee	9	2
Wisconsin	9	1
Connecticut	8	2
Oregon	8
Indiana	7	1
Louisiana	7	1
Utah	6
Alabama	5	1
Nevada	5
Kentucky	4	1
New Mexico	4
Oklahoma	4
Arkansas	3
Kansas	3	1
Nebraska	3
New Hampshire	3
South Carolina	3
Delaware	2
Iowa	2
Idaho	1
Maine	1
Mississippi	1
Rhode Island	1
South Dakota	1
West Virginia	1
District of Columbia	1
Canada
Ontario			50
Quebec			24
British Columbia			15
Alberta			12
Manitoba			5
New Brunswick			3
Nova Scotia			3
Saskatchewan			2
Newfoundland			1
Prince Edward Island			1

Total	526	77	116

Men’s Wearhouse and Moores stores vary in size from approximately 3,100 to 15,100 total square feet (average square footage at January 28, 2006 was 5,645 square feet with 66% of stores having between 4,500 and 6,500 square feet). Men’s Wearhouse and Moores stores are primarily located in middle and upper-middle income regional strip and specialty retail shopping centers. We believe our customers generally prefer to limit the amount of time they spend shopping for menswear and seek easily accessible store sites.

Men’s Wearhouse and Moores stores are designed to further our strategy of facilitating sales while making the shopping experience pleasurable. We attempt to create a specialty store atmosphere through effective merchandise presentation and sizing, attractive in-store signs and efficient checkout procedures. Most of these stores have similar floor plans and merchandise presentation to facilitate the shopping experience and sales process. Designer, brand name and private label garments are intermixed, and emphasis is placed on the fit of the garment rather than on a particular label or manufacturer. Each store is staffed with clothing consultants and sales associates and has a tailoring facility with at least one tailor. Each store is also staffed with an operations manager or other tuxedo rental specialist to facilitate the tuxedo rental process and enhance the customer’s experience in our store.

K&G stores vary in size from approximately 5,400 to 50,000 total square feet (average square footage at January 28, 2006 was 23,834 square feet with 47% of stores having between 15,000 and 25,000 square feet). K&G stores are “destination” stores located primarily in low-cost warehouses and second generation strip shopping centers that are easily accessible from major highways and thoroughfares. K&G has created a 20,000 to 25,000 square foot prototype men’s and ladies’ superstore with fitting rooms and convenient check-out, customer service and tailoring areas. K&G stores are organized to convey the impression of a dominant assortment of first-quality merchandise and to project a no-frills, value-oriented warehouse atmosphere. Each element of store layout and merchandise presentation is designed to reinforce K&G’s strategy of providing a large selection and assortment in each category. We seek to make K&G stores “customer friendly” by utilizing store signage and grouping merchandise by categories and sizes, with brand name and private label merchandise intermixed. To provide our customers with a greater sense of consistency and purchase opportunities, in September 2004 we extended our hours of operation at our K&G stores from four to seven days a week. Prior to September 1, 2004, our K&G stores were open for business on Thursdays, Fridays, Saturdays and Sundays only, except for a limited number of Monday holidays and an expanded schedule for certain holiday periods when the stores were open every day. Each store is typically staffed with a manager, assistant manager and other employees who serve as customer service and sales personnel and cashiers. Each store also has a tailoring facility with at least one tailor.

We lease our stores on terms generally from five to ten years with renewal options at higher fixed rates in most cases. Leases typically provide for percentage rent over sales break points. Additionally, most leases provide for a base rent as well as “triple net charges”, including but not limited to common area maintenance expenses, property taxes, utilities, center promotions and insurance. In certain markets, we lease between 1,000 and 19,000 additional square feet as a part of a Men’s Wearhouse store or in a separate hub warehouse unit to be utilized as a redistribution facility in that geographic area.

During 1999, we purchased a 46-acre site in Houston, Texas on which we have developed our principal warehouse and distribution facilities. The first phase of development, an approximately 385,000 square foot facility to support our tuxedo rental program and our flat-packed merchandise, became operational during 2001. In early 2003, we implemented an in-house tuxedo dry cleaning plant as part of the facility. In late 2003, we completed phase two of our development, an addition of approximately 242,000 square feet primarily to support the tuxedo rental program. In late 2004, we completed phase three of our development, an additional 300,000 square feet to accommodate the centralization of our warehouse and distribution program for K&G. In 2005, we developed an additional 150,000 square feet in order to further accommodate the growth in our tuxedo rental program and improve our current and future operations. We also own a 240,000 square foot facility situated on approximately seven acres of land in Houston, Texas which serves as an office, warehouse and distribution facility. Approximately 65,000 square feet of this facility is used as office space for our financial, information technology and construction departments with the remaining 175,000 square feet serving as a warehouse and distribution center. We also own a 150,000 square foot facility, situated on an adjacent six acres, comprised of approximately 9,000 square feet of office space and 141,000 square feet serving as a warehouse and distribution center.

Our executive offices in Fremont, California are housed in a 35,500 square foot facility that we own. This facility serves as an office and training facility. We also lease 27,345 square feet of additional office space in four other locations.

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

Moores leases a 36,700 square foot facility in Toronto, Ontario, comprised of approximately 16,900 square feet of office space and 19,800 square feet utilized for warehousing and distribution. In January 2005, Moores purchased a building in Toronto of approximately 131,000 square feet which is utilized as its new tuxedo distribution center. This tuxedo distribution center began operations in the first quarter of fiscal 2005.

In 2004, Moores also purchased vacant land from the City of Montreal and constructed a 79,000 square foot facility on this land to function as its new warehouse and distribution center in Montreal, Quebec. This facility is comprised of 75,400 square feet of warehouse and distribution center operations and 3,600 square feet of office space. The newly constructed facility began operations in January 2005. In addition, Moores leases a 230,000 square foot facility in Montreal, Quebec, comprised of approximately 13,000 square feet of office space, 37,600 square feet of warehouse space and 179,400 square feet of manufacturing space. Moores also leases 2,000 square feet of additional office space in Vancouver, British Columbia.

Item 3.	Legal Proceedings

We are involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of our business. Management believes that none of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 28, 2006.

PART II

Item 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “MW.” The following table sets forth, on a per share basis for the periods indicated, the high and low sale prices per share for our common stock as reported by the New York Stock Exchange:

	High	Low

Fiscal Year 2004
First quarter ended May 1, 2004(1)	$18.76	$15.22
Second quarter ended July 31, 2004(1)	18.17	15.27
Third quarter ended October 30, 2004(1)	21.29	16.59
Fourth quarter ended January 29, 2005(1)	23.01	20.10
Fiscal Year 2005
First quarter ended April 30, 2005(1)	$29.37	$21.67
Second quarter ended July 30, 2005(1)	37.44	27.33
Third quarter ended October 29, 2005	36.91	22.75
Fourth quarter ended January 28, 2006	34.85	23.67

(1)	The sales prices have been adjusted to reflect a three-for-two stock split effected as a 50% stock dividend on June 13, 2005.

On April 7, 2006, there were approximately 1,500 holders of record and approximately 6,400 beneficial holders of our common stock.

On January 25, 2006, our Board of Directors declared our first quarterly cash dividend of $0.05 per share of our common stock payable on March 31, 2006 to shareholders of record on March 21, 2006. The dividend payout was approximately $2.7 million.

On January 25, 2006, our Board of Directors authorized a new $100.0 million share repurchase program of our common stock. This authorization superceded the approximately $0.2 million we had remaining under our May 2005 authorization. No shares of our common stock were repurchased during the fourth quarter of fiscal 2005.

Item 6.	Selected Financial Data

The following selected statement of earnings, balance sheet and cash flow information for the fiscal years indicated has been derived from our audited consolidated financial statements. The Selected Financial Data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes thereto. References herein to years are to the Company’s 52-week or 53-week fiscal year, which ends on the Saturday nearest January 31 in the following calendar year. For example, references to “2005” mean the fiscal year ended January 28, 2006. All fiscal years for which financial information is included herein had 52 weeks.

	2001	2002	2003	2004	2005
	(Dollars and shares in thousands, except
	per share and per square foot data)

Statement of Earnings Data:
Net sales	$1,273,154	$1,295,049	$1,392,680	$1,546,679	$1,724,898
Gross margin	450,049	454,239	513,446	603,004	697,135
Operating income	72,779	69,300	81,783	118,088	165,296
Net earnings	42,628	42,355	49,734	71,356	103,903
Per Common Share Data(1):
Basic net earnings per share	$0.69	$0.70	$0.85	$1.32	$1.93
Diluted net earnings per share	$0.69	$0.69	$0.84	$1.29	$1.88
Weighted average common shares outstanding	61,496	60,885	58,184	54,044	53,753
Weighted average shares outstanding plus dilutive potential common shares	62,169	61,316	58,943	55,220	55,365
Operating Information:
Percentage increase/(decrease) in comparable US store sales(2)	(10.2)%	(3.1)%	6.1%	7.3%	8.4%
Percentage increase/(decrease) in comparable Canadian store sales(2)	4.2%	(2.1)%	(5.1)%	7.1%	2.7%
Average square footage — all stores(3)	7,046	7,174	7,411	7,497	7,593
Average sales per square foot of selling space(4)	$336	$319	$338	$368	$391
Number of retail apparel stores(5):
Open at beginning of the period	651	680	689	693	707
Opened	32	16	13	20	18
Closed	(3)	(7)	(9)	(6)	(6)

Open at end of the period	680	689	693	707	719
Cash Flow Information:
Capital expenditures	$67,169	$47,380	$49,663	$85,392	$66,499
Depreciation and amortization	43,877	46,885	50,993	53,319	61,874
Purchase of treasury stock	30,409	28,058	109,186	11,186	90,280

	February 2,	February 1,	January 31,	January 29,	January 28,
	2002	2003	2004	2005	2006

Balance Sheet Information:
Cash and cash equivalents	$38,644	$84,924	$132,146	$165,008	$200,226
Working capital	303,539	326,060	357,045	388,229	491,527
Total assets	728,976	780,104	878,127	993,322	1,123,274
Long-term debt	37,740	38,709	131,000	130,000	205,251
Shareholders’ equity	504,809	526,585	487,792	568,848	627,533
Cash dividends declared per share(6)	—	—	—	—	0.05

(1)	All earnings per share and weighted average common share information have been adjusted to reflect a three-for-two stock split effected as a 50% stock dividend on June 13, 2005.

(2)	Comparable store sales data is calculated by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period.

(3)	Average square footage — all stores is calculated by dividing the total square footage for all stores open at the end of the period by the number of stores open at the end of such period.

(4)	Average sales per square foot of selling space is calculated by dividing total selling square footage for all stores open the entire year into total sales for those stores.

(5)	Retail apparel stores include stores operating under our Men’s Wearhouse, K&G and Moores brands.

(6)	On January 25, 2006, our Board of Directors declared our first quarterly cash dividend of $0.05 per share of our common stock payable on March 31, 2006 to shareholders of record on March 21, 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Men’s Wearhouse opened its first store in Houston, Texas in August 1973, and we are now one of the largest specialty retailers of men’s suits in the United States and Canada. At January 28, 2006, we operated 719 retail apparel stores with 603 stores in the United States and 116 stores in Canada. Our U.S. stores are primarily operated under the brand names of Men’s Wearhouse (526 stores) and K&G (77 stores) in 44 states and the District of Columbia. Our Canadian stores are operated under the brand name of Moores Clothing for Men in ten provinces. For 2005, we had revenues of $1.725 billion and net earnings of $103.9 million, compared to revenues of $1.547 billion and net earnings of $71.4 million in 2004 and revenues of $1.393 billion and net earnings of $49.7 million in 2003. The more significant factors impacting these results are addressed in the “Results of Operations” discussion below.

Under the Men’s Wearhouse and Moores brands, which contributed approximately 77% of our revenues, we target middle and upper-middle income men by offering quality merchandise at everyday low prices. Because we concentrate on men’s “wear-to-work” business attire which is characterized by infrequent and more predictable fashion changes, we believe we are not as exposed to trends typical of more fashion-forward apparel retailers, where significant markdowns and promotional pricing are more common. In addition, because this inventory mix includes “business casual” merchandise, we are able to meet demand for such products resulting from the trend over the past decade toward more relaxed dress codes in the workplace. We also strive to provide a superior level of customer service by training our sales personnel as clothing consultants and offering on-site tailoring services in each of our stores. We believe that the quality, value, selection and service we provide to our Men’s Wearhouse and Moores customers have been significant factors in enabling us to consistently gain market share within both the U.S. and Canadian markets for men’s tailored apparel. In addition, we have expanded our customer base and leveraged our existing infrastructure by completing the rollout of our tuxedo rental program to nearly all of our Men’s Wearhouse stores in early 2002 and to all of our Moores stores during the first quarter of fiscal 2004. As a percentage of total revenues, tuxedo rentals have grown from 3.7% in 2003 to 5.0% in 2004 and 5.6% in 2005. These revenues are expected to continue to increase in 2006 as the program continues to mature.

Under the K&G brand, we target the more price sensitive customer with a value-oriented superstore approach. K&G’s merchandising strategy emphasizes broad assortments of men’s apparel across all major categories, including tailored clothing, casual sportswear, dress furnishings, footwear and accessories. In addition, 52 of the 77 K&G stores operating at January 28, 2006 offer ladies’ career apparel that is also targeted to the more price sensitive customer. Although K&G employees assist customers with merchandise selection, including correct sizing, the stores are designed to allow customers to select and purchase apparel by themselves. Each store also provides on-site tailoring services.

Like most retailers, our business is subject to seasonal fluctuations. In most years, a significant portion of our net sales and our net earnings have been generated during the fourth quarter of each year when holiday season shopping peaks. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full year.

We opened 13 stores in 2003, 20 stores in 2004 and 18 stores in 2005 under our Men’s Wearhouse, K&G and Moores brands. Expansion is generally continued within a market as long as management believes it will provide profitable incremental sales volume. In 2006, we plan to open approximately 21 new Men’s Wearhouse stores and 15 new K&G stores and to expand and/or relocate approximately 18 existing Men’s Wearhouse stores and seven existing K&G stores. The average cost (excluding telecommunications and point-of-sale equipment and inventory) of opening a new store is expected to be approximately $0.4 million in 2006. Although we believe that our ability to increase the number of Men’s Wearhouse stores in the U.S. above 600 will be limited, we believe that additional growth opportunities exist through improving and diversifying the merchandise mix, relocating stores, expanding our K&G brand and adding complementary products and services.

We have closed 21 stores in the three years ended January 28, 2006. Generally, in determining whether to close a store, we consider the store’s historical and projected performance and the continued desirability of the store’s location. In determining store contribution, we consider net sales, cost of sales and other direct store costs, but exclude buying costs, corporate overhead, depreciation and amortization, financing costs and advertising. Store performance is continually monitored and, occasionally, as regions and shopping areas change, we may determine that it is in our best interest to close or relocate a store. In 2003, nine stores were closed due to substandard performance. In 2004, six stores were closed due to substandard performance or lease expiration. In 2005, four stores were closed due to substandard performance or lease expiration and two stores were closed due to demographic changes in the areas and/or the proximity of a newly opened store. We plan to close four stores in 2006.

During fiscal year 2004, we opened six new casual clothing/sportswear concept stores in order to test an expanded, more fashion-oriented merchandise concept for men and women. In March 2005, it was determined that no further investments would be made into these test concept stores and, as of June 30, 2005, all six of the stores had been closed. Net operating losses from these stores reduced diluted earnings per share by $0.05 and $0.11 for fiscal 2004 and 2005, respectively.

Critical Accounting Estimates

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

Our accounting policies are described in Note 1 of Notes to Consolidated Financial Statements. We consistently apply these policies and periodically evaluate the reasonableness of our estimates in light of actual events. Historically, we have found our critical accounting policies to be appropriate and our estimates and assumptions reasonable. We believe our critical accounting policies and our most significant estimates are those that relate to inventories and long-lived assets, including goodwill, our estimated liabilities for the self-insured portions of our workers’ compensation and employee health benefit costs, our income taxes, and our operating lease accounting.

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

We make judgments about the carrying value of long-lived assets, such as property and equipment and amortizable intangibles, and the recoverability of goodwill whenever events or changes in circumstances indicate that an other-than-temporary impairment in the remaining value of the assets recorded on our balance sheet may exist. We test goodwill for impairment annually in the fourth quarter of each year or more frequently if circumstances dictate. To estimate the fair value of long-lived assets, including goodwill, we make various assumptions about the future prospects for the brand that the asset relates to and typically estimate future cash flows to be generated by these brands. Based on these assumptions and estimates, we determine whether we need to take an impairment charge to reduce the value of the asset stated on our balance sheet to reflect its estimated fair value. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. In 2003 and 2004 respectively, we recorded pretax impairment charges of $2.5 million and $2.2 million, respectively, related to certain technology assets. No impairment charges were recorded in 2005.

We self-insure significant portions of our workers’ compensation and employee medical costs. We estimate our liability for future payments under these programs based on historical experience and various assumptions as to participating employees, health care costs, number of claims and other factors, including industry trends and information provided to us by our insurance broker. We also use actuarial estimates with respect to workers’ compensation. If the number of claims or the costs associated with those claims were to increase significantly over our estimates, additional charges to earnings could be necessary to cover required payments.

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

Our operating leases primarily relate to stores and generally contain rent escalation clauses, rent holidays, contingent rent provisions and occasionally leasehold incentives. We recognize rent expense for operating leases on a straight-line basis over the term of the lease, which is generally five to ten years based on the initial lease term plus first renewal option periods that are reasonably assured. The lease terms commence when we take possession with the right to control use of the leased premises and, for stores, is generally 60 days prior to the date rent payments begin. We capitalize rent amounts allocated to the construction period for leased properties as leasehold improvements (see “Impact of Recently Issued Accounting Pronouncements” discussion herein regarding Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. FAS 13-1 (“FSP 13-1”), “Accounting for Rental Costs Incurred during a Construction Period”). Deferred rent that results from recognition of rent on a straight-line basis is included in other liabilities. Landlord incentives received for reimbursement of leasehold improvements are recorded as deferred rent and amortized as a reduction to rent expense over the term of the lease.

Results of Operations

The following table sets forth the Company’s results of operations expressed as a percentage of net sales for the periods indicated:

	Fiscal Year
	2003	2004	2005

Net sales	100.0%	100.0%	100.0%
Cost of goods sold, including buying, distribution and occupancy costs	63.1	61.0	59.6

Gross margin	36.9	39.0	40.4
Selling, general and administrative expenses	31.0	31.4	30.8

Operating income	5.9	7.6	9.6
Interest income	(0.1)	(0.1)	(0.1)
Interest expense	0.3	0.4	0.3

Earnings before income taxes	5.7	7.3	9.4
Provision for income taxes	2.1	2.7	3.4

Net earnings	3.6%	4.6%	6.0%

2005 Compared with 2004

The Company’s net sales increased $178.2 million, or 11.5%, to $1.725 billion for 2005 due mainly to a $149.4 million increase in clothing and alteration sales and an $18.7 million increase in tuxedo rental revenues. The components of this $178.2 million increase in net sales are as follows:

(In millions)	Amount Attributed to

$108.3	8.4% and 2.7% increase in comparable sales for US and Canadian stores, respectively, in 2005 compared to 2004.
18.8	Net sales from 18 new stores opened in 2005.
26.6	Increase from net sales of 20 new stores opened in 2004, relocated stores and expanded stores not included in comparable sales.
27.6	Increase from other sales.
(3.1)	6 closed stores in 2005 and 6 closed stores in 2004.
$178.2	Total

Our U.S. comparable store sales (which are calculated by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period) increased 8.4% due mainly to increased store traffic levels at our traditional Men’s Wearhouse stores and at our K&G stores where the hours of operation were extended from four days to seven days a week beginning September 1, 2004. Improvement was experienced in nearly all product categories at both our Men’s Wearhouse and K&G stores and in our tuxedo rental revenues. We have also experienced an improved customer response at our K&G stores as a result of a comparative advertising campaign. In Canada, comparable store sales increased 2.7% primarily as a result of improved retail sales in suits and shirts and continued growth in our tuxedo rental business.

Gross margin increased $94.1 million, or 15.6%, to $697.1 million in 2005. As a percentage of sales, gross margin increased from 39.0% in 2004 to 40.4% in 2005. This increase in gross margin percentage resulted mainly from higher initial mark-ups and from continued growth in our tuxedo rental business, which carries a significantly higher incremental gross margin impact than our clothing sales. The gross margin percentage was also increased as occupancy cost, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, decreased as a percentage of sales from 2004 to 2005. However, on an absolute dollar basis, occupancy costs increased by 7.8% from 2004 to 2005 due mainly to higher rent expense from our increased store count and renewals of existing leases at higher rates and increased depreciation.

Selling, general and administrative (“SG&A”) expenses increased to $531.8 million in fiscal 2005 from $484.9 million in fiscal 2004, an increase of $46.9 million or 9.7%. As a percentage of sales, these expenses decreased from 31.4% in 2004 to 30.8% in 2005. The components of this 0.6% net decrease in SG&A expenses as a percentage of net sales were as follows:

%	Attributed to

(0.4%)	Decrease in advertising expenses as a percentage of sales from 3.9% in 2004 to 3.5% in 2005. On an absolute dollar basis, advertising expense increased $1.1 million.
(0.1%)	Decrease in store salaries as a percentage of sales from 12.8% in 2004 to 12.7% in 2005 primarily due to leveraging of these costs from higher sales. Store salaries on an absolute dollar basis increased $20.6 million primarily due to increased commissions associated with higher sales and increased base salaries.
(0.1%)	Decrease in other SG&A expenses as a percentage of sales from 14.7% in 2004 to 14.6% in 2005, primarily due to leveraging fixed general and administrative costs from higher sales. On an absolute dollar basis, other SG&A expenses increased $25.2 million primarily as a result of continued growth in our tuxedo rental business and costs associated with the closure of our six R&D casual clothing/sportswear concept stores, offset in part by the absence in the current year of a $2.2 million asset impairment charge incurred in fiscal 2004.
(0.6%)	Total

Interest expense remained constant at $5.9 million in 2005 while interest income increased from $1.5 million in 2004 to $3.3 million in 2005. Weighted average borrowings outstanding decreased slightly from $130.9 million in the prior year to $130.8 million in 2005, and the weighted average interest rate on outstanding indebtedness decreased from 3.4% to 3.3%. The increase in interest income primarily relates to increases in our average cash and short-term investment balances and in higher interest rates. See Note 3 of Notes to Consolidated Financial Statements and “Liquidity and Capital Resources” discussion herein.

Our effective income tax rate decreased from 37.3% in 2004 to 36.1% in 2005 due primarily to (i) a $2.3 million reduction in previously recorded tax accruals due to developments associated with certain tax audits, (ii) a $2.0 million reduction in previously recorded tax accruals associated with favorable developments on certain outstanding income tax matters and (iii) an increase in the amount of tax exempt interest income for the current fiscal year. These reductions were partially offset by additional tax expenses of $3.9 million resulting from the repatriation of foreign earnings from our Canadian subsidiaries in the fourth quarter of 2005 under the provisions of the American Jobs Creation Act of 2004. Refer to Note 4 of Notes to Consolidated Financial Statements for additional information regarding our income tax provision and the repatriation of foreign earnings.

These factors resulted in 2005 net earnings of $103.9 million or 6.0% of net sales, compared with 2004 net earnings of $71.4 million or 4.6% of net sales.

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

SG&A expenses, as a percentage of sales, were 31.4% in 2004 compared to 31.0% in 2003, with SG&A expenditures increasing by $53.3 million or 12.3% to $484.9 million. On an absolute dollar basis, advertising decreased by $2.4 million, store salaries increased by $27.1 million and other SG&A increased by $28.6 million. As a percentage of sales, advertising expense decreased from 4.5% to 3.9%, store salaries increased from 12.3% to 12.8% and other SG&A expenses increased from 14.2% to 14.7%. On an absolute dollar basis, the principal components of SG&A expenses increased primarily due to (i) increased commissions due to higher sales, (ii) increased store salaries, benefits and other costs associated with store personnel additions for tuxedo rental operations, (iii) increased travel and training expenses related to incremental training for new and existing store personnel, (iv) increased legal costs related to various matters being litigated, (v) consulting costs associated with ongoing Sarbanes Oxley Section 404 compliance efforts and (vi) recognition of a $2.2 million pretax impairment charge related to certain technology assets. SG&A expenses were reduced in 2003 by the recognition of a $4.4 million deferred pretax gain from the sale in March 2002 of certain technology assets to an unrelated company regularly engaged in the development and licensing of software to the retail industry. However, the gain recognized in 2003 was more than offset by $2.9 million in costs related to store closures, $2.5 million in costs related to the write-off of certain technology assets and $3.7 million in litigation costs related to certain California lawsuits.

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

Liquidity and Capital Resources

On June 13, 2005, we effected a three-for-two stock split by paying a 50% stock dividend to shareholders of record as of May 31, 2005. All share and per share information included in the accompanying consolidated financial statements and related notes have been restated to reflect the stock split.

On December 21, 2005, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with a group of banks to amend and restate our existing revolving credit facility that was scheduled to mature on July 7, 2009. The Credit Agreement provides us with a $100.0 million senior secured revolving credit facility that can be expanded to $150.0 million upon additional lender commitments and includes a sublimit for the issuance of letters of credit. In addition, the Credit Agreement provides our Canadian subsidiaries with senior secured term loans in the aggregate equivalent of US$75.0 million. The proceeds of the Canadian term loan were used to fund the repatriation of US$74.7 million of Canadian earnings in January 2006 under the American Jobs Creation Act of 2004. The revolving credit facility and the Canadian term loan mature on February 10, 2011. The Credit Agreement is secured by the stock of certain of the Company’s subsidiaries. The Credit Agreement has several borrowing and interest rate options including the following indices: (i) an alternate base rate (equal to the greater of the prime rate or the federal funds rate plus 0.5%) or (ii) LIBO rate or (iii) CDO rate. Advances under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin up to 1.125%. The Credit Agreement also provides for fees applicable to unused commitments ranging from 0.100% to 0.175%. The effective interest rate for the Canadian term loan was 4.4% at January 28, 2006. As of January 28, 2006, there were no borrowings outstanding under the revolving credit facility and there was US$75.3 million outstanding under the Canadian term loan.

The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain certain financial ratios. The restrictive provisions in the Credit Agreement have been modified to afford us with greater operating flexibility than was provided for in our previous existing facility and to reflect an overall covenant structure that is generally representative of a commercial loan made to an investment-grade company. Our debt, however, is not rated, and we have not sought, and are not seeking, a rating of our debt. We were in compliance with the covenants in the Credit Agreement as of January 28, 2006.

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

During certain periods, the Notes are convertible by holders into shares of our common stock at a conversion rate of 34.9780 shares of common stock per $1,000 principal amount of Notes, which is equivalent to a conversion price of $28.59 per share of common stock (subject to adjustment in certain events), under the following circumstances: (1) if the closing sale price of our common stock issuable upon conversion exceeds 120% of the conversion price under specified conditions; (2) if we call the Notes for redemption; or (3) upon the occurrence of specified corporate transactions. Upon conversion of the Notes, in lieu of delivering common stock we may, at our election, deliver cash or a combination of cash and common stock. However, on January 28, 2005, we entered into a supplemental indenture relating to the Notes and irrevocably elected to settle the principal amount at issuance of such Notes in 100% cash when they become convertible and are surrendered by the holders thereof. The Notes are general senior unsecured obligations, ranking on parity in right of payment with all our existing and future unsecured senior indebtedness and our other general unsecured obligations, and senior in right of payment with all our future subordinated indebtedness. The Notes are effectively subordinated to all of our senior secured indebtedness and all indebtedness and liabilities of our subsidiaries.

On January 25, 2006, our Board of Directors declared our first quarterly cash dividend of $0.05 per share of our common stock payable on March 31, 2006 (the “Payment Date”) to shareholders of record on March 21, 2006 (the “Record Date”). The dividend payout was approximately $2.7 million.

As a result of the above-described cash dividend, effective immediately after the close of business on the Payment Date, the conversion rate of our 3.125% Convertible Senior Notes due 2023 changed from 34.9780 shares of common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of $28.59 per share of common stock, to 35.0271 shares of common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of $28.55 per share of common stock.

In December 2003, we acquired the assets and operating leases for 13 retail dry cleaning and laundry facilities and issued a note payable for $1.0 million as partial consideration. The unsecured note payable, with interest at 4%, was paid in full in January 2005.

We utilize letters of credit primarily for inventory purchases. At January 28, 2006, letters of credit totaling approximately $15.4 million were issued and outstanding.

Our primary sources of working capital are cash flow from operations and borrowings under the Credit Agreement. We had working capital of $357.0 million, $388.2 million and $491.5 million at the end of 2003, 2004 and 2005, respectively. Historically, our working capital has been at its lowest level in January and February, and has increased through November as inventory buildup occurs in preparation for the fourth quarter selling season. The $103.3 million increase in working capital at January 28, 2006 compared to January 29, 2005 resulted from the following:

(In millions)	Amount Attributed to

$98.0	Increase in cash and short-term investments, due primarily to Canadian term loan borrowings of approximately US$75.0 million and increased net earnings.
10.4	Increase in inventories due to square footage growth of 2.9%.
7.1	Decrease in accounts payable due to amount and timing of 2005 payables as compared to the same items for 2004.
(9.0)	Increase in accrued expenses due to increased accruals for bonuses, unredeemed gift certificates and dividend payable.
(3.2)	Other items.
$103.3	Total

Our operating activities provided net cash of $119.7 million in 2003, $130.0 million in 2004 and $154.6 million in 2005 mainly because cash provided by net earnings, as adjusted for non-cash charges, increases in payables and accrued expenses (2003 and 2004) and increases in income taxes payable (2003 and 2005) more than offset cash used for increases in other assets and inventories. Inventories increased in each of the years due mainly to increased selling square footage and increased sales. In 2003 and 2004, we were also returning to our normal buying patterns as a result of lower planned inventory purchases through most of 2002. The increase in accounts payable and accrued expenses of $35.5 million and $28.1 million in 2003 and 2004, respectively, was due to the higher inventory purchases as well as higher bonuses earned as a result of increased sales and, in 2003, higher insurance costs. In 2004, the increase in accounts payable and accrued expenses was also due to the expansion of our Men’s Wearhouse customer loyalty program and increased customer purchases of gift cards. Other assets increased in each of the years primarily due to increased investment in tuxedo rental product. Income taxes payable increased in 2003 and 2005 due mainly to increased earnings and the timing of required tax payments.

Our investing activities used net cash of $55.8 million and $96.9 million in 2003 and 2004, respectively, due mainly to capital expenditures of $49.7 million and $85.4 million in 2003 and 2004, respectively. In 2005, our investing activities used net cash of $129.4 million due mainly to capital expenditures of $66.5 million and net purchases of short-term investments of $62.8 million. Short-term investments consist of auction rate securities which represent funds available for current operations. These securities have stated maturities beyond three months but are priced and traded as short-term instruments due to the liquidity provided through the interest rate mechanism of 7 to 35 days. As of January 28, 2006, we held short-term investments of $62.8 million. Our capital expenditures relate to costs incurred for stores opened, remodeled or relocated during the year or under construction at the end of the year, distribution facility additions and infrastructure technology investments as detailed below. In 2003 and 2004, our cash used by investing activities also included $4.5 million and $11.0 million, respectively, for net assets acquired for 13 and 11, respectively, retail dry cleaning and laundry facilities operating in the Houston, Texas area.

The following table details our capital expenditures (in millions):

	2003	2004	2005

New store construction	$8.1	$14.3	$13.4
Relocation and remodeling of existing stores	15.8	18.9	30.3
Information technology	11.5	10.7	10.6
Distribution facilities	12.2	30.5	11.1
Other	2.1	11.0	1.1

Total	$49.7	$85.4	$66.5

Property additions relating to new retail apparel stores include stores in various stages of completion at the end of the fiscal year (eight stores at the end of 2003, eight stores at the end of 2004 and 12 stores at the end of 2005). In addition, our expenditures for the relocation and remodeling of existing retail apparel stores continue to increase as we update our store base. Capital expenditures in 2004 included approximately $10.0 million for the centralization in Houston, Texas of our warehouse and distribution program for our K&G stores and approximately $13.0 million related to our Canadian operations for the purchase of a new tuxedo distribution center in Toronto, Ontario and for the construction of a new warehouse and distribution center in Montreal, Quebec.

We used net cash in financing activities of $19.7 million in 2003 due mainly to purchases of treasury stock and the repayment of outstanding indebtedness, offset partially by proceeds received from the issuance of the Notes in October 2003 and proceeds from the issuance of our common stock for options exercised. The treasury stock purchases were made under stock repurchase programs authorized by our Board of Directors in January 2000, January 2001, November 2002 and September 2003. Under the first three authorized programs, we repurchased 1,585,650 shares of our common stock during fiscal 2003, at a cost of $24.1 million. The average price per share of our common stock repurchased under these programs was $15.20 during fiscal 2003. In September 2003, the Board of Directors authorized a program for the repurchase of up to $100.0 million of our common stock in the open market or in private transactions. This authorization superceded the approximately $1.0 million we had remaining under the Board’s November 2002 authorization. As of January 31, 2004, we had repurchased under this program 2,108,100 shares at a cost of $42.4 million in private transactions and 2,570,100 shares at a cost of $42.6 million in open market transactions. Under all authorized programs during fiscal 2003, we repurchased 6,263,850 shares of our common stock at a cost of $109.2 million, with an average repurchase price of $17.43 per share. As of January 29, 2005, we had repurchased under the September 2003 program 2,108,100 shares at a cost of $42.4 million in private transactions and 3,054,600 shares at a cost of $51.4 million in open market transactions, for a total of 5,162,700 shares at an average price per share of $18.17.

In 2004, net cash used in financing activities was $1.6 million due mainly to purchases of treasury stock offset by proceeds from the issuance of our common stock for options exercised. In June 2004, the Board of Directors authorized a program for the repurchase of up to $50.0 million of our common stock in the open market or in private transactions. This authorization superceded the approximately $6.2 million we had remaining under the September 2003 authorization. As of January 29, 2005, a total of 149,100 shares at a cost of $2.5 million were repurchased in open market transactions under this program at an average price per share of $16.66. During fiscal 2004, a total of 633,600 shares at a cost of $11.2 million were repurchased in open market transactions under all authorized stock repurchase programs at an average price per share of $17.65. As of January 28, 2006, a total of 1,652,850 shares at a cost of $43.0 million were repurchased in open market transactions under this program at an average price per share of $26.00.

In 2005, net cash provided by financing activities was $5.1 million due mainly to borrowings under our Credit Agreement used to fund the repatriation of $US74.7 million of foreign earnings from our Canadian subsidiaries and proceeds from the issuance of our common stock for options exercised, offset by purchases of treasury stock. In May 2005, the Board of Directors approved a replenishment of our share repurchase program to $50.0 million by authorizing $43.0 million to be added to the remaining $7.0 million under the June 2004 authorization program. As of January 28, 2006, a total of 1,696,000 shares at a cost of $49.8 million were repurchased in open market transactions under this program at an average price per share of $29.36. On January 25, 2006, the Board of Directors authorized a new $100.0 million share repurchase program of our common stock. This authorization superceded the approximately $0.2 million we had remaining under the May 2005 authorization. No shares have been repurchased under this program as of January 28, 2006. The remaining balance available under the January 2006 authorization at January 28, 2006 is $100.0 million.

During 2005, a total of 3,199,750 shares at a cost of $90.3 million were repurchased in open market transactions under all authorized stock repurchase programs at an average price per share of $28.21.

The following table summarizes our share repurchases over the last three fiscal years:

	2003	2004	2005

Shares repurchased (in thousands)	6,263.9	633.6	3,199.8
Total costs (in millions)	$109.2	$11.2	$90.3
Average price per share	$17.43	$17.65	$28.21

Our primary cash requirements are to finance working capital increases as well as to fund capital expenditure requirements which are anticipated to be approximately $65.7 million for 2006. This amount includes the anticipated costs of opening approximately 21 new Men’s Wearhouse stores and 15 new K&G stores in 2006 at an expected average cost per store of approximately $0.4 million (excluding telecommunications and point-of-sale equipment and inventory). The balance of the capital expenditures for 2006 will be used for telecommunications, point-of-sale and other computer equipment and systems, store relocations, remodeling and expansion and investment in complimentary services and concepts. The Company anticipates that each of the 21 new Men’s Wearhouse stores and each of the 15 new K&G stores will require, on average, an initial inventory costing approximately $0.4 million and $1.6 million, respectively (subject to the seasonal patterns that affect inventory at all stores), which will be funded by our revolving credit facility, trade credit and cash from operations. The actual amount of future capital expenditures and inventory purchases will depend in part on the number of new stores opened and the terms on which new stores are leased. Additionally, the continuing consolidation of the men’s tailored clothing industry may present us with opportunities to acquire retail chains significantly larger than our past acquisitions. Any such acquisitions may be undertaken as an alternative to opening new stores. We may use cash on hand, together with cash flow from operations, borrowings under our revolving credit facility and issuances of equity securities, to take advantage of significant acquisition opportunities.

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

On August 20, 2004, we purchased a 1980 Gulfstream III aircraft from Regal Aviation L.L.C. (“Regal Aviation”) for $5.0 million. Regal Aviation operates a private air charter service and is a limited liability company of which George Zimmer owns 99%. In addition, on August 20, 2004, we entered into a leasing arrangement with Regal Aviation under which Regal Aviation operates, manages and markets the aircraft as well as provides the appropriate flight personnel and services. The aircraft is utilized to provide air transportation from time to time for George Zimmer and is leased to third parties for charter.

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

Contractual Obligations

As of January 28, 2006, the Company is obligated to make cash payments in connection with its long-term debt, noncancelable capital and operating leases, purchase obligations and other contractual obligations in the amounts listed below. In addition, we utilize letters of credit primarily for inventory purchases. At January 28, 2006, letters of credit totaling approximately $15.4 million were issued and outstanding.

	Payments Due by Period
		<1	1-3	3-5	> 5
(In millions)	Total	Year	Years	Years	Years

Contractual obligations
Long-term debt(a)	$205.3	$—	$—	$—	$205.3
Capital lease obligations(b)	3.2	0.9	1.3	0.7	0.3
Operating lease base rentals(b)	521.0	104.6	179.6	127.5	109.3
Purchase obligations(c)	1.2	1.2	—	—	—
Other contractual obligations(d)	33.0	12.3	20.7	—	—

Total contractual obligations	$763.7	$119.0	$201.6	$128.2	$314.9

(a)	Long-term debt includes our $130.0 million of 3.125% Convertible Senior Notes due 2023 and our Canadian term loan of US$75.3 million due in February 2011. Fixed interest due on the 3.125% convertible senior notes is $4.1 million annually. The Canadian term loan bears interest at CDOR plus an applicable margin. These borrowings are further described in Note 1 and Note 3 of Notes to Consolidated Financial Statements. The table assumes our long-term debt is held to maturity.

(b)	We lease retail business locations, office and warehouse facilities, copier equipment and automotive equipment under various noncancelable capital and operating leases. Leases on retail business locations specify minimum base rentals plus common area maintenance charges and possible additional rentals based upon percentages of sales. Most of the retail business location leases provide for renewal options at rates specified in the leases. Our future lease obligations would change if we exercised these renewal options and if we entered into additional lease agreements. See Note 10 of Notes to Consolidated Financial Statements for more information.

(c)	Included in purchase obligations are our forward exchange contracts. At January 28, 2006, we had three contracts maturing in varying increments to purchase an aggregate notional amount of $1.2 million in foreign currency, maturing at various dates through April 2006. See Note 8 of Notes to Consolidated Financial Statements for more information.

(d)	Other contractual obligations consist primarily of manufacturing contracts to purchase inventory.

Off-Balance Sheet Arrangements

Other than the noncancelable operating leases, forward exchange contracts, other contractual obligations and letters of credit discussed above, the Company does not have any off-balance sheet arrangements that are material to its financial position or results of operations.

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

SFAS No. 123R requires companies to assess the most appropriate model to calculate the value of the options. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under our employee stock purchase plan. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at date of adoption. The allowed transition methods include modified prospective and modified retroactive adoption options. Under the modified retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the modified retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We will adopt SFAS No. 123R at the beginning of fiscal 2006 using the modified prospective method.

Upon adoption of SFAS No. 123R, we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our consolidated net earnings and net earnings per share within our footnotes, as is our current practice in accordance with SFAS No. 123. The full impact of the adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net earnings and pro forma net earnings per share in Note 1 of Notes to Consolidated Financial Statements. We estimate that the expensing adoption of SFAS No. 123R will dilute earnings per share by approximately $0.06 in fiscal 2006. This estimate includes costs related to unvested stock options and our current stock-based compensation programs. The potential impact of adopting SFAS 123R on fiscal 2006’s results of operations and diluted earnings per share is dependent on several factors including the number of options granted in fiscal 2006, the fair value of those options which will be determined at the date of grant, the related income tax benefits recorded and the diluted shares outstanding. This estimate is based on certain assumptions as to these factors and the actual impact may differ if actual results vary from these assumptions.

Also in December 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-2 provides guidance under FASB Statement No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (“Jobs Creation Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Creation Act provides a one-time 85% dividends received deduction for certain foreign earnings that are repatriated under a plan for reinvestment in the United States, provided certain criteria are met. During the fourth quarter of 2005, we completed our evaluation and repatriated US$74.7 million of foreign earnings from our Canadian subsidiaries. As a result of this repatriation, we recorded an additional $3.9 million in income tax expenses, which reduced our 2005 diluted earnings per share by $0.07.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies that the term “conditional” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity even if the timing and/or settlement are conditional on a future event that may or may not be within the control of an entity. Accordingly, the entity must record a liability for the conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on our financial position, results of operations or cash flows.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on our financial position, results of operations or cash flows.

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-06”). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The adoption of EITF 05-06 is not expected to have a material impact on our financial position, results of operations or cash flows.

In October 2005, the FASB issued FSP No. FAS 13-1 (“FSP 13-1”), “Accounting for Rental Costs Incurred during a Construction Period,” which requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. As permitted under existing generally accepted accounting principles, we capitalize rental costs incurred during the construction period. This FSP is effective for reporting periods beginning after December 15, 2005, with early adoption permitted. We will adopt FSP 13-1 at the beginning of fiscal 2006, at which time we will cease capitalizing rent expense on those leases with properties under construction. We estimate that the adoption of FSP 13-1 will result in additional expenses of $2.0 million to $3.0 million in fiscal 2006.

Inflation

The impact of inflation on the Company has been minimal.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We are subject to exposure from fluctuations in U.S. dollar/Euro exchange rates. As further described in Note 8 of Notes to Consolidated Financial Statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”, we utilize foreign currency forward exchange contracts to limit exposure to changes in currency exchange rates. At January 28, 2006, we had three contracts maturing in varying increments to purchase an aggregate notional amount of $1.2 million in foreign currency, maturing at various dates through April 2006. At January 29, 2005, we had 24 contracts maturing in varying increments to purchase an aggregate notional amount of $9.0 million in foreign currency, maturing at various dates through December 2005. Unrealized pretax gains on these forward contracts totaled approximately $0.6 million at January 29, 2005. Unrealized pretax losses on these forward contracts totaled approximately $32 thousand at January 28, 2006. A hypothetical 10% change in applicable January 28, 2006 forward rates would increase or decrease this pretax loss by approximately $0.1 million related to these positions. However, it should be noted that any change in the value of these contracts, whether real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged item.

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

We are also subject to market risk from our Canadian term loan of US$75.3 million at January 28, 2006, which bears interest at CDOR plus an applicable margin (see Note 3 of Notes to Consolidated Financial Statements). An increase in market interest rates would increase our interest expense and our cash requirements for interest payments. For example, an average increase of 0.5% in the variable interest rate would increase our interest expense and payments by approximately $0.4 million.

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

Our management assessed the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on such assessment, management concluded that, as of January 28, 2006, our internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of our internal control over financial reporting as of January 28, 2006 has been audited by Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this report, as stated in their report which appears on page 31 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Men’s Wearhouse, Inc.
Houston, Texas

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”, that The Men’s Wearhouse, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 28, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended January 28, 2006 of the Company and our report dated April 11, 2006 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/  Deloitte & Touche LLP

Houston, Texas
April 11, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Men’s Wearhouse, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of The Men’s Wearhouse, Inc. and subsidiaries (the “Company”) as of January 28, 2006 and January 29, 2005, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended January 28, 2006. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Men’s Wearhouse, Inc. and subsidiaries as of January 28, 2006 and January 29, 2005, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 28, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 11, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

Houston, Texas
April 11, 2006

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except shares)

	January 29,	January 28,
	2005	2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$165,008	$200,226
Short-term investments	—	62,775
Accounts receivable, net	20,844	19,276
Inventories	406,225	416,603
Other current assets	34,920	30,732

Total current assets	626,997	729,612

PROPERTY AND EQUIPMENT, AT COST:
Land	8,878	9,122
Buildings	50,511	54,515
Leasehold improvements	219,250	244,300
Furniture, fixtures and equipment	275,822	304,020

	554,461	611,957
Less accumulated depreciation and amortization	(294,393)	(342,371)

Net property and equipment	260,068	269,586

GOODWILL	55,824	57,601
OTHER ASSETS, net	50,433	66,475

TOTAL	$993,322	$1,123,274

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$132,212	$125,064
Accrued expenses	82,923	91,935
Income taxes payable	23,633	21,086

Total current liabilities	238,768	238,085
LONG-TERM DEBT	130,000	205,251
DEFERRED TAXES AND OTHER LIABILITIES	55,706	52,405

Total liabilities	424,474	495,741

COMMITMENTS AND CONTINGENCIES (Note 3 and Note 10)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 65,389,951 and 67,237,824 shares issued	436	671
Capital in excess of par	218,327	255,214
Retained earnings	513,430	614,680
Accumulated other comprehensive income	17,477	26,878

Total	749,670	897,443
Treasury stock, 11,037,119 and 14,169,241 shares at cost	(180,822)	(269,910)

Total shareholders’ equity	568,848	627,533

TOTAL	$993,322	$1,123,274

The accompanying notes are an integral part of these consolidated financial statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
For the Years Ended
January 31, 2004, January 29, 2005 and January 28, 2006
(In thousands, except per share amounts)

	Fiscal Year
	2003	2004	2005

Net sales	$1,392,680	$1,546,679	$1,724,898
Cost of goods sold, including buying, distribution and occupancy costs	879,234	943,675	1,027,763

Gross margin	513,446	603,004	697,135
Selling, general and administrative expenses	431,663	484,916	531,839

Operating income	81,783	118,088	165,296
Interest income	(1,495)	(1,526)	(3,280)
Interest expense	4,006	5,899	5,888

Earnings before income taxes	79,272	113,715	162,688
Provision for income taxes	29,538	42,359	58,785

Net earnings	$49,734	$71,356	$103,903

Net earnings per share:
Basic	$0.85	$1.32	$1.93

Diluted	$0.84	$1.29	$1.88

Weighted average common shares outstanding:
Basic	58,184	54,044	53,753

Diluted	58,943	55,220	55,365

The accompanying notes are an integral part of these consolidated financial statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
For the Years Ended
January 31, 2004, January 29, 2005 and January 28, 2006
(In thousands, except shares)

				Accumulated
		Capital		Other
	Common	in Excess	Retained	Comprehensive	Treasury
	Stock	of Par	Earnings	Income	Stock	Total

BALANCE — February 1, 2003	$426	$196,146	$392,340	$90	$(62,417)	$526,585
Comprehensive income:
Net earnings	—	—	49,734	—	—	49,734
Translation adjustment	—	—	—	9,708	—	9,708
Change in derivative fair value	—	—	—	559	—	559

Total comprehensive income						60,001
Common stock issued to stock discount plan — 72,293 shares	1	742	—	—	—	743
Common stock issued upon exercise of stock options — 632,162 shares	4	7,573	—	—	—	7,577
Tax benefit recognized upon exercise of stock options	—	1,572	—	—	—	1,572
Treasury stock issued to profit sharing plan — 62,762 shares	—	(397)	—	—	897	500
Treasury stock purchased — 6,263,850 shares	—	—	—	—	(109,186)	(109,186)

BALANCE — January 31, 2004	431	205,636	442,074	10,357	(170,706)	487,792
Comprehensive income:
Net earnings	—	—	71,356	—	—	71,356
Translation adjustment	—	—	—	7,371	—	7,371
Change in derivative fair value	—	—	—	(251)	—	(251)

Total comprehensive income						78,476
Common stock issued to stock discount plan — 73,817 shares	—	1,120	—	—	—	1,120
Common stock issued upon exercise of stock options — 734,342 shares	5	9,751	—	—	—	9,756
Tax benefit recognized upon exercise of stock options	—	1,768	—	—	—	1,768
Amortization of deferred compensation	—	122	—	—	—	122
Treasury stock issued to profit sharing plan — 65,616 shares	—	(70)	—	—	1,070	1,000
Treasury stock purchased — 633,600 shares	—	—	—	—	(11,186)	(11,186)

BALANCE — January 29, 2005	436	218,327	513,430	17,477	(180,822)	568,848
Comprehensive income:
Net earnings	—	—	103,903	—	—	103,903
Translation adjustment	—	—	—	9,826	—	9,826
Change in derivative fair value	—	—	—	(425)	—	(425)

Total comprehensive income						113,304
Stock dividend — 50%	223	(223)	—	—	—	—
Cash dividends declared — $0.05 per share	—	—	(2,653)	—	—	(2,653)
Common stock issued to stock discount plan — 65,596 shares	—	1,427	—	—	—	1,427
Common stock issued upon exercise of stock options — 1,667,477 shares	12	22,823	—	—	—	22,835
Tax benefit recognized upon exercise of stock options	—	9,646	—	—	—	9,646
Amortization of deferred compensation	—	2,906	—	—	—	2,906
Treasury stock issued to profit sharing plan — 67,628 shares	—	308	—	—	1,192	1,500
Treasury stock purchased — 3,199,750 Shares	—	—	—	—	(90,280)	(90,280)

BALANCE — January 28, 2006	$671	$255,214	$614,680	$26,878	$(269,910)	$627,533

The accompanying notes are an integral part of these consolidated financial statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended
January 31, 2004, January 29, 2005 and January 28, 2006
(In thousands)

	Fiscal Year
	2003	2004	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$49,734	$71,356	$103,903
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	50,993	53,319	61,874
Deferred compensation and rent expense	(1,670)	(1,373)	234
Gain on sale of assets	(4,381)	—	—
Loss on impairment of assets	2,515	2,169	—
Deferred tax provision	342	5,222	2,983
(Increase) decrease in accounts receivable	2,809	(2,579)	1,660
Increase in inventories	(21,624)	(13,709)	(5,994)
Increase in other assets	(8,570)	(12,419)	(16,477)
Increase (decrease) in accounts payable and accrued expenses	35,491	28,060	(725)
Increase (decrease) in income taxes payable	14,076	(903)	6,987
Increase in other liabilities	15	836	116

Net cash provided by operating activities	119,730	129,979	154,561

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(49,663)	(85,392)	(66,499)
Net assets acquired	(4,500)	(11,000)	—
Purchases of available-for-sale investments	—	—	(106,850)
Proceeds from sales of available-for-sale investments	—	—	44,075
Investment in trademarks, tradenames and other assets	(1,644)	(556)	(141)

Net cash used in investing activities	(55,807)	(96,948)	(129,415)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	8,320	10,876	24,262
Proceeds from issuance of debt	130,000	—	—
Bank borrowings	—	—	71,695
Principal payments on debt	(44,931)	(1,000)	—
Deferred financing costs	(3,916)	(276)	(556)
Purchase of treasury stock	(109,186)	(11,186)	(90,280)

Net cash provided by (used in) financing activities	(19,713)	(1,586)	5,121

Effect of exchange rate changes	3,012	1,417	4,951

INCREASE IN CASH AND CASH EQUIVALENTS	47,222	32,862	35,218
Balance at beginning of period	84,924	132,146	165,008

Balance at end of period	$132,146	$165,008	$200,226

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$2,091	$4,671	$4,600

Income taxes	$15,863	$38,820	$50,105

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash dividends declared	$—	$—	$2,653

Additional capital in excess of par resulting from tax benefit recognized upon exercise of stock options	$1,572	$1,768	$9,646

Treasury stock contributed to employee stock plan	$500	$1,000	$1,500

Note payable issued as partial consideration for assets acquired	$1,000	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended
January 31, 2004, January 29, 2005 and January 28, 2006

1.	Summary of Significant Accounting Policies

Organization and Business — The Men’s Wearhouse, Inc. and its subsidiaries (the “Company”) is a specialty retailer of menswear. We operate throughout the United States primarily under the brand names of Men’s Wearhouse and K&G and under the brand name of Moores in Canada. We follow the standard fiscal year of the retail industry, which is a 52-week or 53-week period ending on the Saturday closest to January 31. Fiscal year 2003 ended on January 31, 2004, fiscal year 2004 ended on January 29, 2005 and fiscal year 2005 ended on January 28, 2006. Fiscal years 2003, 2004 and 2005 included 52 weeks.

During fiscal year 2004, we opened six new casual clothing/sportswear concept stores in order to test an expanded, more fashion-oriented merchandise concept for men and women. In March 2005, it was determined that no further investments would be made into these test concept stores and, as of June 30, 2005, all six of the stores had been closed. Net operating losses from these stores reduced diluted earnings per share by $0.05 and $0.11 for fiscal 2004 and 2005, respectively.

Principles of Consolidation — The consolidated financial statements include the accounts of The Men’s Wearhouse, Inc. and its wholly owned or controlled subsidiaries. Intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our most significant estimates and assumptions, as discussed in “Critical Accounting Estimates” under Item 7 elsewhere herein, are those relating to inventories and long-lived assets, including goodwill, our estimated liabilities for self-insured portions of our workers’ compensation and employee health benefit costs, our estimates relating to income taxes and our operating lease accounting.

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

Short-term Investments — Short-term investments consist of Auction Rate Securities (“ARS”), which represent funds available for current operations. In accordance with the Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), these short-term investments are classified as available-for-sale and are carried at cost, or par value which approximates the fair market value. These securities have stated maturities beyond three months but are priced and traded as short-term instruments due to the liquidity provided through the interest rate mechanism of 7 to 35 days.

Accounts Receivable — Accounts receivable consists of our receivables from third-party credit card providers and other receivables, net of an allowance for uncollectible accounts of $0.4 million and $0.3 million in fiscal 2004 and 2005, respectively. Collectibility is reviewed regularly and the allowance is adjusted as necessary.

Inventories — Inventories are valued at the lower of cost or market, with cost determined on the average cost method and the retail cost method. Inventory cost includes buying and distribution costs (merchandising, freight, hangers and warehousing costs) associated with ending inventory.

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

Goodwill and Other Assets — Intangible assets are initially recorded at their fair values. Identifiable intangible assets with finite useful lives are amortized to expense over the estimated useful life of the asset. Trademarks, tradenames and other intangibles are amortized over estimated useful lives of 3 to 17 years using the straight-line method. Identifiable intangible assets with an indefinite useful life, including goodwill, are evaluated annually in the fourth quarter or more frequently if circumstances dictate, for impairment by comparison of their carrying amounts with the fair value of the individual assets. No impairment was identified in fiscal 2003, 2004 or 2005.

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

Fair Value of Financial Instruments — As of January 29, 2005 and January 28, 2006, management estimates that the fair value of cash and cash equivalents, receivables, accounts payable and accrued expenses are carried at amounts that reasonably approximate their fair value. See Note 3 for the fair values of our long-term debt.

Revenue Recognition  — Revenue is recognized at the time of sale and delivery of merchandise, net of actual sales returns and a provision for estimated sales returns, and excludes sales taxes. Revenues from alteration and other services are recognized upon completion of the services. Proceeds from the sale of gift cards are recorded as a liability and are recognized as revenues when the cards are redeemed.

Loyalty Program — We maintain a customer loyalty program in our Men’s Wearhouse and Moores stores in which customers receive points for purchases. Points are equivalent to dollars spent on a one-to-one basis, excluding any U.S. sales tax dollars. Upon reaching 500 points, customers are issued a $50 rewards certificate which they may redeem for purchases at our Men’s Wearhouse or Moores stores. Generally, reward certificates earned must be redeemed no later than six months from the date of issuance. We accrue the estimated costs of the anticipated certificate redemptions when the certificates are issued and charge such costs to cost of goods sold. Redeemed certificates are recorded as markdowns when redeemed and no revenue is recognized for the redeemed certificate amounts. The estimate of costs associated with the loyalty program requires us to make assumptions related to the cost of product or services to be provided to customers when the certificates are redeemed as well as redemption rates.

Vendor Allowances — Vendor allowances received are recognized as a reduction of the cost of the merchandise purchased.

Shipping and Handling Costs — All shipping and handling costs for product sold are recognized as cost of goods sold.

Operating Leases — Operating leases relate primarily to stores and generally contain rent escalation clauses, rent holidays, contingent rent provisions and occasionally leasehold incentives. Rent expense for operating leases is recognized on a straight-line basis over the term of the lease, which is generally five to ten years based on the initial lease term plus first renewal option periods that are reasonably assured. Rent expense for stores is included in cost of sales as a part of occupancy cost and other rent is included in selling general and administrative expenses. The lease terms commence when we take possession with the right to control use of the leased premises and, for stores, is generally 60 days prior to the date rent payments begin. We capitalize rent amounts allocated to the construction

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period for leased properties as leasehold improvements (see “Recently Issued Accounting Pronouncements” below for a discussion regarding FASB Staff Position (“FSP”) No. FAS 13-1 (“FSP 13-1”), “Accounting for Rental Costs Incurred during a Construction Period”). Deferred rent that results from recognition of rent expense on a straight-line basis is included in other liabilities. Landlord incentives received for reimbursement of leasehold improvements are recorded as deferred rent and amortized as a reduction to rent expense over the term of the lease. Contingent rentals are generally based on percentages of sales and are recognized as store rent expense as they accrue.

Advertising — Advertising costs are expensed as incurred or, in the case of media production costs, when the commercial first airs. Advertising expenses were $62.9 million, $60.5 million and $61.5 million in fiscal 2003, 2004 and 2005, respectively.

New Store Costs — Promotion and other costs associated with the opening of new stores are expensed as incurred.

Store Closures and Relocations — Costs associated with store closures or relocations are charged to expense when the liability is incurred. When we close or relocate a store, we record a liability for the present value of estimated unrecoverable cost, which is substantially made up of the remaining net lease obligation.

Stock-Based Compensation — As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure -an Amendment of SFAS No. 123” (“SFAS No. 148”), we account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). We have adopted the disclosure-only provisions of SFAS No. 123, as amended by SFAS No. 148, and continue to apply APB No. 25 and related interpretations in accounting for the stock option plans and the employee stock purchase plan. Refer to “Recently Issued Accounting Pronouncements” below for a discussion of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”).

Had we elected to apply the accounting standards of SFAS No. 123, as amended by SFAS No. 148, our net earnings and net earnings per share would have been approximately the pro forma amounts indicated below (in thousands, except per share data):

	Fiscal Year
	2003	2004	2005

Net earnings, as reported	$49,734	$71,356	$103,903
Add: Stock-based compensation, net of tax included in reported net earnings	—	77	1,894
Deduct: Stock-based compensation, net of tax determined under fair-value based method	(2,460)	(3,017)	(4,663)

Pro forma net earnings	$47,274	$68,416	$101,134

Net earnings per share:
As reported:
Basic	$0.85	$1.32	$1.93
Diluted	$0.84	$1.29	$1.88
Pro forma:
Basic	$0.81	$1.27	$1.88
Diluted	$0.80	$1.24	$1.83

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For purposes of computing pro forma net earnings, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which resulted in a weighted-average fair value of $9.99, $15.82 and $16.41 for grants made during fiscal 2003, 2004 and 2005, respectively. The following weighted average assumptions were used for option grants for each respective period:

	Fiscal Year
	2003	2004	2005

Risk-free interest rates	3.14%	3.55%	4.09%
Expected lives	6 years	6 years	6 years
Dividend yield	0%	0%	0%
Expected volatility	54.75%	50.93%	48.24%

Grants of restricted stock and deferred stock units are recorded as deferred compensation based on the fair market value of the shares on the grant date and are amortized to expense over the vesting period of the grant. Unamortized deferred compensation is recorded as a reduction of shareholders’ equity. See Note 6 for additional disclosures regarding stock-based compensation.

Stock Dividend — On June 13, 2005, we effected a three-for-two stock split by paying a 50% stock dividend to shareholders of record as of May 31, 2005. All share and per share information included in the accompanying consolidated financial statements and related notes have been restated to reflect the stock split.

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

Segment Information — We consider our business as one operating segment based on the similar economic characteristics of our three brands. Revenues of Canadian retail operations were $154.7 million, $174.9 million and $193.5 million for fiscal 2003, 2004 and 2005, respectively. Long-lived assets of our Canadian operations were $63.1 million and $81.8 million as of the end of fiscal 2004 and 2005, respectively.

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

SFAS No. 123R requires companies to assess the most appropriate model to calculate the value of the options. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under our employee stock purchase plan. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at date of adoption. The allowed transition methods include modified prospective and modified retroactive adoption options. Under the modified retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the modified retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We will adopt SFAS No. 123R at the beginning of fiscal 2006 using the modified prospective method.

Upon adoption of SFAS No. 123R we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our consolidated net earnings and net earnings per share within our footnotes, as is our current practice in accordance with SFAS No. 123. The full impact of the adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net earnings and pro forma net earnings per share elsewhere in this Note 1. We estimate that the expensing adoption of SFAS No. 123R will dilute earnings per share by approximately $0.06 in fiscal 2006. This estimate includes costs related to unvested stock options and our current stock-based compensation programs. The potential impact of adopting SFAS 123R on fiscal 2006’s results of operations and diluted earnings per share is dependent on several factors including the number of options granted in fiscal 2006, the fair value of those options which will be determined at the date of grant, the related income tax benefits recorded and the diluted shares outstanding. This estimate is based on certain assumptions as to these factors and the actual impact may differ if actual results vary from these assumptions.

Also in December 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-2 provides guidance under FASB Statement No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (“Jobs Creation Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Creation Act provides a one-time 85% dividends received deduction for certain foreign earnings that are repatriated under a plan for reinvestment in the United States, provided certain criteria are met. During the fourth quarter of 2005, we completed our evaluation and repatriated US$74.7 million of foreign earnings from our Canadian subsidiaries. As a result of this repatriation, we recorded an additional $3.9 million in income tax expenses, which reduced our 2005 diluted earnings per share by $0.07.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies that the term “conditional” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity even if the timing and/or settlement are conditional on a future event that may or may not be within the control of an entity. Accordingly, the entity must record a liability for the conditional asset retirement obligation if the fair value of the

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligation can be reasonably estimated. FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on our financial position, results of operations or cash flows.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on our financial position, results of operations or cash flows.

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-06”). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The adoption of EITF 05-06 is not expected to have a material impact on our financial position, results of operations or cash flows.

In October 2005, the FASB issued FSP No. FAS 13-1 (“FSP 13-1”), “Accounting for Rental Costs Incurred during a Construction Period,” which requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. As permitted under existing generally accepted accounting principles, we capitalize rental costs incurred during the construction period. This FSP is effective for reporting periods beginning after December 15, 2005, with early adoption permitted. We will adopt FSP 13-1 at the beginning of fiscal 2006, at which time we will cease capitalizing rent expense on those leases with properties under construction. We estimate that the adoption of FSP 13-1 will result in additional expenses of $2.0 million to $3.0 million in fiscal 2006.

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

	Fiscal Year
	2003	2004	2005

Net earnings	$49,734	$71,356	$103,903

Basic weighted average common shares outstanding	58,184	54,044	53,753
Effect of dilutive securities:
Convertible notes	—	—	266
Stock options and equity-based compensation	759	1,176	1,346

Diluted weighted average common shares outstanding	58,943	55,220	55,365

Net earnings per share:
Basic	$0.85	$1.32	$1.93

Diluted	$0.84	$1.29	$1.88

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Long-Term Debt

On December 21, 2005, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with a group of banks to amend and restate our existing revolving credit facility that was scheduled to mature on July 7, 2009. The Credit Agreement provides us with a $100.0 million senior secured revolving credit facility that can be expanded to $150.0 million upon additional lender commitments and includes a sublimit for the issuance of letters of credit. In addition, the Credit Agreement provides our Canadian subsidiaries with senior secured term loans in the aggregate equivalent of US$75.0 million. The proceeds of the Canadian term loan were used to fund the repatriation of US$74.7 million of Canadian earnings in January 2006 under the American Jobs Creation Act of 2004. The revolving credit facility and the Canadian term loan mature on February 10, 2011. The Credit Agreement is secured by the stock of certain of the Company’s subsidiaries. The Credit Agreement has several borrowing and interest rate options including the following indices: (i) an alternate base rate (equal to the greater of the prime rate or the federal funds rate plus 0.5%) or (ii) LIBO rate or (iii) CDO rate. Advances under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin up to 1.125%. The Credit Agreement also provides for fees applicable to unused commitments ranging from 0.100% to 0.175%. The effective interest rate for the Canadian term loan was 4.4% at January 28, 2006. As of January 28, 2006, there were no borrowings outstanding under the revolving credit facility and there was US$75.3 million outstanding under the Canadian term loan.

The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain certain financial ratios. The restrictive provisions in the Credit Agreement have been modified to afford us with greater operating flexibility than was provided for in our previous existing facility and to reflect an overall covenant structure that is generally representative of a commercial loan made to an investment-grade company. Our debt, however, is not rated, and we have not sought, and are not seeking, a rating of our debt. We were in compliance with the covenants in the Credit Agreement as of January 28, 2006.

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

During certain periods, the Notes are convertible by holders into shares of our common stock at a conversion rate of 34.9780 shares of common stock per $1,000 principal amount of Notes, which is equivalent to a conversion price of $28.59 per share of common stock (subject to adjustment in certain events), under the following circumstances: (1) if the closing sale price of our common stock issuable upon conversion exceeds 120% of the conversion price under specified conditions; (2) if we call the Notes for redemption; or (3) upon the occurrence of specified corporate transactions. Upon conversion of the Notes, in lieu of delivering common stock we may, at our election, deliver cash or a combination of cash and common stock. However, on January 28, 2005, we entered into a supplemental indenture relating to the Notes and irrevocably elected to settle the principal amount at issuance of such Notes in 100% cash when they become convertible and are surrendered by the holders thereof. The Notes are general senior unsecured obligations, ranking on parity in right of payment with all our existing and future unsecured senior indebtedness and our other general unsecured obligations, and senior in right of payment with all our future subordinated indebtedness. The Notes are effectively subordinated to all of our senior secured indebtedness and all indebtedness and liabilities of our subsidiaries. See Note 11 regarding a subsequent event that affects the conversion rate and conversion price of the Notes.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2003, we acquired the assets and operating leases for 13 retail dry cleaning and laundry facilities and issued a note payable for $1.0 million as partial consideration. The unsecured note payable, with interest at 4%, was paid in full in January 2005.

We utilize letters of credit primarily to secure inventory purchases. At January 28, 2006, letters of credit totaling approximately $15.4 million were issued and outstanding.

The fair value of the Notes, using quoted market prices of the same or similar issues, was approximately $134.7 and $169.0 million at January 29, 2005 and January 28, 2006, respectively. The carrying amounts of all other long-term debt approximate fair value at January 29, 2005 and January 28, 2006.

4.	Income Taxes

The provision for income taxes consists of the following (in thousands):

	Fiscal Year
	2003	2004	2005

Current tax expense:
Federal	$17,889	$27,067	$46,050
State	1,081	2,078	3,567
Foreign	10,226	7,992	6,185
Deferred tax expense (benefit):
Federal and state	3,098	3,333	1,206
Foreign	(2,756)	1,889	1,777

Total	$29,538	$42,359	$58,785

No provision for U.S. income taxes or Canadian withholding taxes has been made on the cumulative undistributed earnings of Moores (approximately $68.4 million at January 28, 2006). The potential deferred tax liability associated with these earnings, net of foreign tax credits associated with the earnings, is estimated to be $3.2 million.

In December 2004, the FASB issued FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. The Jobs Creation Act provides a one-time 85% dividends received deduction for certain foreign earnings that are repatriated under a plan for reinvestment in the United States, provided certain criteria are met. During the fourth quarter of 2005, we repatriated US$74.7 million of foreign earnings from our Canadian subsidiaries under the provisions of the Jobs Creation Act. As a result of this repatriation, we recorded an additional $3.9 million in income tax expenses, which reduced our 2005 diluted earnings per share by $0.07. The 2005 income tax provision also includes a $2.3 million reduction of previously recorded tax accruals due to developments associated with certain tax audits and a $2.0 million reduction in previously recorded tax accruals associated with favorable developments on certain outstanding income tax matters.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the statutory federal income tax rate to our effective tax rate is as follows:

	Fiscal Year
	2003	2004	2005

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.3	1.7	2.7
Taxes from earnings repatriation under the Jobs Creation Act	—	—	2.4
Reversal of tax accruals	—	—	(2.7)
Foreign tax rate differential and other	—	0.6	(1.3)

	37.3%	37.3%	36.1%

At January 29, 2005, we had net deferred tax liabilities of $10.1 million with $16.2 million classified as other current assets and $26.3 million classified as other liabilities (noncurrent). At January 28, 2006, we had net deferred tax liabilities of $13.1 million with $11.3 million classified as other current assets and $24.4 million classified as other liabilities (noncurrent). Our state net operating loss of $0.5 million (pre-tax $15.0 million) expires in varying amounts annually from 2006 through 2023.

Total deferred tax assets and liabilities and the related temporary differences as of January 29, 2005 and January 28, 2006 were as follows (in thousands):

	January 29,	January 28,
	2005	2006

Deferred tax assets:
Accrued rent and other expenses	$10,750	$14,912
Accrued compensation	2,969	4,185
Accrued inventory markdowns	1,283	1,387
Deferred intercompany profits	3,212	4,196
Unused state operating loss carryforwards	1,294	491
Unused foreign tax credits	665	—
Other	178	322

	20,351	25,493

Deferred tax liabilities:
Capitalized inventory costs	(4,044)	(6,336)
Property and equipment	(20,751)	(23,041)
Intangibles	(2,499)	(3,265)
Deferred interest	(3,182)	(5,911)

	(30,476)	(38,553)

Net deferred tax liabilities	$(10,125)	$(13,060)

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Other Assets and Accrued Expenses

Other assets consist of the following (in thousands):

	January 29,	January 28,
	2005	2006

Trademarks, tradenames and other intangibles	$9,733	$9,733
Accumulated amortization	(3,307)	(4,261)

	6,426	5,472
Tuxedo rental assets, deposits and other	44,007	61,003

Total	$50,433	$66,475

Accrued expenses consist of the following (in thousands):
Accrued salary, bonus and vacation	$27,967	$29,707
Sales, payroll and property taxes payable	11,826	12,343
Unredeemed gift certificates	16,062	19,404
Accrued workers compensation and medical costs	8,252	8,873
Other	18,816	21,608

Total	$82,923	$91,935

6.	Capital Stock, Stock Options and Benefit Plans

Dividends

On June 13, 2005, we effected a three-for-two stock split by paying a 50% stock dividend to shareholders of record as of May 31, 2005. All share and per share information included in the accompanying consolidated financial statements and related notes have been restated to reflect the stock split.

On January 25, 2006, our Board of Directors declared our first quarterly cash dividend of $0.05 per share of our common stock payable on March 31, 2006 to shareholders of record on March 21, 2006. The dividend payout was approximately $2.7 million.

Stock Repurchase Program

In January 2000, the Board of Directors authorized the repurchase of up to 1,500,000 million shares of our common stock in the open market or in private transactions. On January 31, 2001, the Board authorized an expansion of the program for up to an additional 3,000,000 million shares. On November 19, 2002, the Board of Directors authorized a new stock repurchase program for up to $25.0 million in shares of our common stock. Under the first three authorized programs, we repurchased 1,585,650 shares of our common stock during fiscal 2003, at a cost of $24.1 million. The average price per share of our common stock repurchased under these programs was $15.20 during fiscal 2003.

In September 2003, the Board of Directors authorized a program for the repurchase of up to $100.0 million of our common stock in the open market or in private transactions. This authorization superceded the approximately $1.0 million we had remaining under the Board’s November 2002 authorization. As of January 31, 2004, we had repurchased under this program 2,108,100 shares at a cost of $42.4 million in private transactions and 2,570,100 shares at a cost of $42.6 million in open market transactions. Under all authorized programs during fiscal 2003, we repurchased 6,263,850 shares of our common stock at a cost of $109.2 million, with an average repurchase price of $17.43 per share. As of January 29, 2005, we had repurchased under the September 2003 program 2,108,100 shares at a cost of $42.4 million in private transactions and 3,054,600 shares at a cost of $51.4 million in open market transactions, for a total of 5,162,700 shares at an average price per share of $18.17.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2004, the Board of Directors authorized a program for the repurchase of up to $50.0 million of our common stock in the open market or in private transactions. This authorization superceded the approximately $6.2 million we had remaining under the September 2003 authorization. As of January 29, 2005, a total of 149,100 shares at a cost of $2.5 million were repurchased in open market transactions under this program at an average price per share of $16.66.

During fiscal 2004, a total of 633,600 shares at a cost of $11.2 million were repurchased in open market transactions under all authorized stock repurchase programs at an average price per share of $17.65.

In May 2005, the Board of Directors approved a replenishment of our share repurchase program to $50.0 million by authorizing $43.0 million to be added to the remaining $7.0 million under the June 2004 authorization program. On January 25, 2006, the Board of Directors authorized a new $100.0 million share repurchase program of our common stock. This authorization superceded the approximately $0.2 million we had remaining under the May 2005 authorization. No shares have been repurchased under this program as of January 28, 2006. The remaining balance available under the January 2006 authorization at January 28, 2006 is $100.0 million.

The following table shows activity under our treasury stock repurchase program during fiscal 2005 (in thousands, except share data and average price per share):

			Average
			Price Per
	Shares	Cost	Share

Repurchases under the June 2004 program in open market transactions	1,503,750	$40,490	$26.93
Repurchases under the May 2005 program in open market transactions	1,696,000	49,790	29.36

Total shares repurchased during fiscal 2005	3,199,750	$90,280	$28.21

A reconciliation of our treasury shares for the past three fiscal years is provided below:

Treasury
Shares

Balance, February 1, 2003	4,268,047
Treasury stock issued to profit sharing plan	(62,762)
Purchases of treasury stock	6,263,850

Balance, January 31, 2004	10,469,135
Treasury stock issued to profit sharing plan	(65,616)
Purchases of treasury stock	633,600

Balance, January 29, 2005	11,037,119
Treasury stock issued to profit sharing plan	(67,628)
Purchases of treasury stock	3,199,750

Balance, January 28, 2006	14,169,241

Preferred Stock

Our Board of Directors is authorized to issue up to 2,000,000 shares of preferred stock and to determine the dividend rights and terms, redemption rights and terms, liquidation preferences, conversion rights, voting rights and sinking fund provisions of those shares without any further vote or act by the company shareholders. There was no issued preferred stock as of January 29, 2005 and January 28, 2006.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Plans

We have adopted the 1992 Stock Option Plan (“1992 Plan”) which, as amended, provides for the grant of options to purchase up to 1,607,261 shares of our common stock to full-time key employees (excluding certain officers); the 1996 Long-Term Incentive Plan (formerly known as the 1996 Stock Option Plan) (“1996 Plan”) which, as amended, provides for an aggregate of up to 2,775,000 shares of our common stock (or the fair market value there of) with respect to which stock options, stock appreciation rights, restricted stock, deferred stock units and performance based awards may be granted to full-time key employees (excluding certain officers); the 1998 Key Employee Stock Option Plan (“1998 Plan”) which, as amended, provides for the grant of options to purchase up to 3,150,000 shares of our common stock to full-time key employees (excluding certain officers); and the 2004 Long-Term Incentive Plan which provides for an aggregate of up to 900,000 shares of our common stock (or the fair market value there of) with respect to which stock options, stock appreciation rights, restricted stock, deferred stock units and performance based awards may be granted to full-time key employees. The 1992 Plan expired in February 2002 and each of the other plans will expire at the end of ten years following the effective date of such plan; no awards may be granted pursuant to the plans after the expiration date. In fiscal 1992, we also adopted a Non-Employee Director Stock Option Plan (“Director Plan”) which, as amended, provides for an aggregate of up to 251,250 shares of our common stock with respect to which stock options, stock appreciation rights or restricted stock awards may be granted to non-employee directors of the Company. In fiscal 2001, the Director Plan’s termination date was extended to February 23, 2012. Options granted under these plans must be exercised within ten years of the date of grant.

Generally, options granted pursuant to the employee plans vest at the rate of 1/3 of the shares covered by the grant on each of the first three anniversaries of the date of grant. However, a significant portion of options granted under these Plans vest annually in varying increments over a period from one to ten years. Under the 1996 Plan and the 2004 Plan, options may not be issued at a price less than 100% of the fair market value of our stock on the date of grant. Under the 1996 Plan and the 2004 Plan, the vesting, transferability restrictions and other applicable provisions of any stock appreciation rights, restricted stock, deferred stock units or performance based awards will be determined by the Compensation Committee of the Company’s Board of Directors. Options granted under the Director Plan vest one year after the date of grant and are issued at a price equal to the fair market value of our stock on the date of grant; provided, however, that the committee who administers the Director Plan may elect to grant stock appreciation rights, having such terms and conditions as the committee determines, in lieu of any option grant. Restricted stock awards granted under the Director Plan vest one year after the date of grant. Grants of deferred stock units generally vest over a three year period; however, certain grants vest annually at varying increments over a period up to seven years.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

The following table is a summary of our stock option activity:

	Shares Under	Weighted Average	Options
	Option	Exercise Price	Exercisable

Options outstanding, February 1, 2003	4,505,681	$14.06	2,696,751

Granted	912,188	$11.48
Exercised	(632,162)	$11.99
Forfeited	(113,300)	$13.82

Options outstanding, January 31, 2004	4,672,407	$13.84	2,166,741

Granted	367,500	$19.52
Exercised	(734,342)	$13.28
Forfeited	(172,783)	$12.29

Options outstanding, January 29, 2005	4,132,782	$14.51	2,021,213

Granted	21,000	$31.54
Exercised	(1,667,477)	$13.69
Forfeited	(479,760)	$14.17

Options outstanding, January 28, 2006	2,006,545	$15.58	935,516

Grants of stock options outstanding as of January 28, 2006 are summarized as follows:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$ 7.97 to 10.00	214,526	6.9 Years	$8.52	54,027	$8.55
10.00 to 18.00	1,464,668	5.4 Years	14.77	781,385	14.77
18.00 to 21.50	92,497	7.1 Years	20.64	28,750	20.14
21.50 to 34.64	234,854	6.9 Years	25.13	71,354	29.53

$ 7.97 to 34.64	2,006,545	5.9 Years	$15.58	935,516	$15.70

As of January 28, 2006, 1,733,878 options were available for grant under existing plans and 4,318,125 shares of common stock were reserved for future issuance.

The difference between the option price and the fair market value of our common stock on the dates that options for 632,162, 734,342 and 1,667,477 shares of common stock were exercised during fiscal 2003, 2004 and 2005, respectively, resulted in a tax benefit to us of $1.6 million, $1.8 million and $9.6 million, respectively, which has been recognized as capital in excess of par.

Restricted Stock

During fiscal 2003, 2004 and 2005, 6,000, 12,000 and 9,000 restricted shares, respectively, were granted to our outside directors under the Director Plan at an average grant price of $15.53, $20.62 and $34.64 per share, respectively.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On November 11, 2005, we entered into a Second Amended and Restated Employment Agreement (“Agreement”) with David H. Edwab, Vice Chairman of the Company. Simultaneously with the execution of this Agreement, we granted to Mr. Edwab 96,800 shares of restricted stock under the 1996 Long-Term Incentive Plan, at a grant price per share of $30.00, which shall vest in equal numbers over a five-year period beginning on February 6, 2007. In exchange for the issuance of the restricted shares, options to purchase 165,000 shares of our common stock which were held by Mr. Edwab were cancelled.

At January 28, 2006, there were 123,800 restricted shares issued, of which 18,000 were vested and no longer restricted.

Deferred Stock Units

Under the 1996 and 2004 Long-Term Incentive Plans, 425,160 deferred stock units were granted to key employees in fiscal 2005 at an average grant price of $27.82 per share; 18,072 of these units were forfeited. At January 28, 2006, there were 407,088 unvested deferred stock units outstanding.

Employee Profit Sharing and Stock Purchase Plans

We have a profit sharing plan, in the form of an employee stock plan, which covers all eligible employees, and an employee tax-deferred savings plan. Contributions to the profit sharing plan are made at the discretion of the Board of Directors. During fiscal 2003, 2004 and 2005, contributions charged to operations were $1.7 million, $2.2 million and $2.9 million, respectively, for the plans.

In 1998, we adopted an Employee Stock Discount Plan (“ESDP”) which allows employees to authorize after-tax payroll deductions to be used for the purchase of up to 2,137,500 shares of our common stock at 85% of the lesser of the fair market value on the first day of the offering period or the fair market value on the last day of the offering period. We make no contributions to this plan but pay all brokerage, service and other costs incurred. Effective for offering periods beginning July 1, 2002, the plan was amended so that a participant may not purchase more than 125 shares during any calendar quarter. During fiscal 2003, 2004 and 2005, employees purchased 72,293, 73,817 and 65,596 shares, respectively, under the ESDP, the weighted-average fair value of which was $10.27, $15.18 and $21.76 per share, respectively. As of January 28, 2006, 1,593,159 shares were reserved for future issuance under the ESDP.

7.	Goodwill and Other Intangible Assets

Changes in the net carrying amount of goodwill for the years ended January 29, 2005 and January 28, 2006 are as follows (in thousands):

Balance, January 31, 2004	$43,867
Goodwill of acquired business	10,538
Translation adjustment	1,419

Balance, January 29, 2005	55,824
Translation adjustment	1,777

Balance, January 28, 2006	$57,601

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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The gross carrying amount and accumulated amortization of our other intangibles, which are included in other assets in the accompanying balance sheet, are as follows (in thousands):

	January 29,	January 28,
	2005	2006

Trademarks, tradenames and other intangibles	$9,733	$9,733
Accumulated amortization	(3,307)	(4,261)

Net total	$6,426	$5,472

The pretax amortization expense associated with intangible assets totaled approximately $737,000, $857,000 and $954,000 for fiscal 2003, 2004 and 2005, respectively. Pretax amortization expense associated with intangible assets at January 28, 2006 is estimated to be approximately $771,000 for the fiscal year 2006, $678,000 for each of the fiscal years 2007 and 2008, $661,000 for the fiscal year 2009 and $628,000 for the fiscal year 2010.

8.	Accounting for Derivative Instruments and Hedging

In connection with our direct sourcing program, we may enter into purchase commitments that are denominated in a foreign currency (primarily the Euro). Our practices include entering into foreign currency forward exchange contracts to minimize foreign currency exposure related to forecasted purchases of certain inventories. Under SFAS No. 133, such contracts have been designated as and accounted for as cash flow hedges. The settlement terms of the forward contracts, including amount, currency and maturity, correspond with payment terms for the merchandise inventories. Any ineffective portion of a hedge is reported in earnings immediately. At January 28, 2006, we had three contracts maturing in varying increments to purchase an aggregate notional amount of $1.2 million in foreign currency, maturing at various dates through April 2006. At January 29, 2005, we had 24 contracts maturing in varying increments to purchase an aggregate notional amount of $9.0 million in foreign currency, maturing at various dates through December 2005. During fiscal 2004 and 2005, we recognized an insignificant amount of hedge ineffectiveness.

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

On August 20, 2004, we purchased a 1980 Gulfstream III aircraft from Regal Aviation L.L.C. (“Regal Aviation”) for $5.0 million. Regal Aviation operates a private air charter service and is a limited liability company of which George Zimmer owns 99%. In addition, on August 20, 2004, we entered into a leasing arrangement with Regal Aviation under which Regal Aviation operates, manages and markets the aircraft as well as provides the appropriate flight personnel and services. The aircraft is utilized to provide air transportation from time to time for George Zimmer and is leased to third parties for charter.

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

Lease commitments

We lease retail business locations, office and warehouse facilities, copier equipment and automotive equipment under various noncancelable capital and operating leases expiring in various years through 2027. Rent expense for operating leases for fiscal 2003, 2004 and 2005 was $90.0 million, $95.7 million and $101.4 million, respectively, and includes contingent rentals of $0.6 million, $0.8 million and $0.6 million, respectively. Minimum future rental payments under noncancelable capital and operating leases as of January 28, 2006 for each of the next five years and in the aggregate are as follows (in thousands):

	Operating	Capital
Fiscal Year	Leases	Leases

2006	$104,589	$878
2007	95,289	744
2008	84,316	601
2009	71,721	440
2010	55,811	268
Thereafter	109,346	278

Total	$521,072	3,209

Amounts representing interest		(710)

Capital lease obligations		$2,499

Leases on retail business locations specify minimum rentals plus common area maintenance charges and possible additional rentals based upon percentages of sales. Most of the retail business location leases provide for renewal options at rates specified in the leases. In the normal course of business, these leases are generally renewed or replaced by other leases.

At January 28, 2006, the gross capitalized balance and the accumulated depreciation balance of our capital lease assets was $4.2 million and $2.0 million, respectively, resulting in a net capitalized value of $2.2 million. At January 29, 2005, the gross capitalized balance and the accumulated depreciation balance of our capital lease assets was $3.6 million and $2.2 million, respectively, resulting in a net capitalized value of $1.4 million. These assets are included in furniture, fixtures and equipment on the balance sheet. The deferred liability balance of these capital lease assets is included in deferred taxes and other liabilities on the balance sheet.

Legal matters

We are involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of our business. Management believes that none of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Subsequent Event

On January 25, 2006, our Board of Directors declared our first quarterly cash dividend of $0.05 per share of our common stock payable on March 31, 2006 (the “Payment Date”) to shareholders of record on March 21, 2006 (the “Record Date”).

As a result of the above-described cash dividend, effective immediately after the close of business on the Payment Date, the conversion rate of our 3.125% Convertible Senior Notes due 2023 changed from 34.9780 shares of common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of $28.59 per share of common stock, to 35.0271 shares of common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of $28.55 per share of common stock.

12.	Quarterly Results of Operations (Unaudited)

Our quarterly results of operations reflect all adjustments, consisting only of normal, recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The consolidated results of operations by quarter for the 2004 and 2005 fiscal years are presented below (in thousands, except per share amounts):

	Fiscal 2004 Quarters Ended
	May 1,	July 31,	October 30,	January 29,
	2004	2004	2004	2005

Net sales	$360,729	$369,480	$357,795	$458,675
Gross margin	137,810	145,456	139,356	180,382
Net earnings	$15,055	$18,380	$12,878	$25,043
Net earnings per share:
Basic	$0.28	$0.34	$0.24	$0.46
Diluted	$0.27	$0.33	$0.23	$0.45

	Fiscal 2005 Quarters Ended
	April 30,	July 30,	October 29,	January 28,
	2005	2005	2005	2006

Net sales	$411,649	$423,576	$392,695	$496,978
Gross margin	165,783	168,296	157,829	205,227
Net earnings	$22,704	$24,386	$24,079	$32,734
Net earnings per share:
Basic	$0.42	$0.45	$0.45	$0.62
Diluted	$0.41	$0.43	$0.44	$0.60

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

Internal Control over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting and the Attestation Report of the Registered Public Accounting Firm thereon appear on pages 31 and 32, respectively, of this Annual Report on Form 10-K. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2005 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Company

Except as set forth below, the information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held June 21, 2006.

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

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held June 21, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain equity compensation plan information for the Company as of January 28, 2006.

	Number of	Weighted-	Number of Securities
	Securities to be	Average	Remaining Available for
	Issued Upon	Exercise	Future Issuance Under
	Exercise of	Price of	Equity Compensation
	Outstanding	Outstanding	Plans (Excluding
	Options	Options	securities in column (a))
Plan Category	(a)	(b)	(c)

Equity Compensation Plans Approved by Security Holders	1,346,603	10.04	1,496,106
Equity Compensation Plans Not Approved by Security Holders(1)	1,172,830	15.13	237,772

Total	2,519,433	12.41	1,733,878

(1)	The Company has adopted the 1998 Key Employee Stock Option Plan (the “1998 Plan”) which, as amended, provides for the grant of options to purchase up to 3,150,000 shares of the Company’s common stock to full-time key employees (excluding executive officers), of which 1,058,569 shares are to be issued upon the exercise of outstanding options and 237,772 shares remain available for future issuance under the 1998 Plan. Options granted under the 1998 Plan must be exercised within ten years from the date of grant. Unless otherwise provided by the Stock Option Committee, options granted under the 1998 Plan vest at the rate of 1/3 of the shares covered by the grant on each of the first three anniversaries of the date of grant and may not be issued at a price less than 50% of the fair market value of our stock on the date of grant. However, a significant portion of options granted under these Plans vest annually in varying increments over a period from one to ten years.

In connection with the merger with K&G Men’s Center, Inc. in June 1999, the Company granted substitute options to certain holders of options to purchase shares of common stock of K&G Men’s Center, Inc. who were not eligible to participate in the Company’s stock option plans at a weighted-average exercise price of $29.71. Of the 93,201 shares initially reserved for issuance pursuant to such options, options covering 14,511 shares remain unexercised at this time.

In connection with other acquisitions, the Company entered into employment or consulting arrangements with certain key individuals at the acquired companies and issued to them options to purchase 45,000 shares at an exercise price of $11.61, 33,750 shares at an exercise price of $16.17, and 48,000 shares at an exercise price of $10.65, of which 21,000 shares remain unexercised.

The additional information required by Item 12 is incorporated herein by reference from the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held June 21, 2006.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held June 21, 2006.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held June 21, 2006.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

The following consolidated financial statements of the Company are included in Part II, Item 8:

Management’s Report on Internal Control over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of January 29, 2005 and January 28, 2006

Consolidated Statements of Earnings for the years ended January 31, 2004, January 29, 2005 and January 28, 2006

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended January 31, 2004, January 29, 2005 and January 28, 2006

Consolidated Statements of Cash Flows for the years ended January 31, 2004, January 29, 2005 and January 28, 2006

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

The Men’s Wearhouse, Inc.
(In thousands)

	Balance at	Charged to	Charged to	Deductions		Balance at
	Beginning	Costs and	Other	from	Translation	End of
	of Period	Expenses	Accounts(4)	Reserve(2)	Adjustment	Period

Allowance for uncollectible accounts(1):
Year ended January 31, 2004	$441	$360	$—	$(411)	$3	$393
Year ended January 29, 2005	393	300	—	(289)	1	405
Year ended January 28, 2006	405	145	—	(276)	2	276
Allowance for sales returns(1)(3):
Year ended January 31, 2004	$325	$(53)	$92	$—	$—	$364
Year ended January 29, 2005	364	(96)	158	—	—	426
Year ended January 28, 2006	426	(67)	39	—	—	398
Inventory reserves(1):
Year ended January 31, 2004	$7,134	$(588)	$—	$—	$311	$6,857
Year ended January 29, 2005	6,857	48	—	—	192	7,097
Year ended January 28, 2006	7,097	449	—	—	298	7,844

(1)	The allowance for uncollectible accounts, the allowance for sales returns and the inventory reserves are evaluated at the end of each fiscal quarter and adjusted based on the evaluation.

(2)	Consists primarily of write-offs of bad debt.

(3)	Allowance for sales returns is included in accrued expenses.

(4)	Deducted from net sales.

All other schedules are omitted because they are not applicable or because the required information is included in the Consolidated Financial Statements or Notes thereto.

3. Exhibits

Exhibit
Number			Exhibit

3.1		—	Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 1994).

3.2		—	By-laws, as amended (incorporated by reference from Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 1997).

3.3		—	Articles of Amendment to the Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999).

4.1		—	Restated Articles of Incorporation (included as Exhibit 3.1).

4.2		—	By-laws (included as Exhibit 3.2).

4.3		—	Form of Common Stock certificate (incorporated by reference from Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 33-45949)).

4.4		—	Articles of Amendment to the Restated Articles of Incorporation (included as Exhibit 3.3).

4.5		—	Amended and Restated Credit Agreement, dated as of December 21, 2005, by and among The Men’s Wearhouse, Inc., Moores The Suit People Inc., Golden Brand Clothing (Canada) Ltd., the financial institutions from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and JPMorgan Chase Bank, N.A. as Canadian Agent. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 27, 2005).

4.6		—	Term Sheet Agreement dated as of January 29, 2003 evidencing the uncommitted CAN$10 million facility of National City Bank, Canada Branch to Golden Brand Clothing (Canada) Ltd. (incorporated by reference from Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003).

4.7		—	Indenture (including form of note) dated October 21, 2003 among the Company and JPMorgan Chase Bank, as trustee, relating to the Company’s 3.125% Convertible Senior Notes due 2023 (incorporated by reference from Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 1, 2003).

4.8		—	Registration Rights Agreement dated October 21, 2003 among the Company and Bear Stearns & Co. Inc., Wachovia Capital Markets, LLC, J.P. Morgan Securities Inc., Fleet Securities, Inc. (incorporated by reference from Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 1, 2003).

4.9		—	Supplemental Indenture dated January 28, 2005, by and between the Company and JPMorgan Chase Bank, National Association (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 28, 2005).

*10	.1	—	1992 Stock Option Plan (incorporated by reference from Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Registration No. 33-45949)).

*10	.2	—	First Amendment to 1992 Stock Option Plan (incorporated by Reference from Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (Registration No. 33-60516)).

*10	.3	—	1992 Non-Employee Director Stock Option Plan (As Amended and Restated Effective January 1, 2004), including the forms of stock option agreement and restricted stock award agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 18, 2005).

*10	.4	—	Stock Agreement dated as of March 23, 1992, between the Company and George Zimmer (incorporated by reference from Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (Registration No. 33-45949)).

*10	.5	—	Split-Dollar Agreement and related Split-Dollar Collateral Assignment dated November 25, 1994 between the Company, George Zimmer and David Edwab, Co-Trustee of the Zimmer 1994 Irrevocable Trust (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 1995).

*10	.6	—	1996 Long-Term Incentive Plan (As Amended and Restated Effective March 29, 2004), including the forms of stock option agreement, restricted stock award agreement and deferred stock unit award agreement (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 18, 2005).

Exhibit
Number			Exhibit

*10	.7	—	1998 Key Employee Stock Option Plan (incorporated by reference from Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998).

*10	.8	—	First Amendment to 1998 Key Employee Stock Option Plan (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (registration No.333-80033)).

*10	.9	—	Second Amendment to 1998 Key Employee Stock Option Plan (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2000).

*10	.10	—	Split-Dollar Agreement and related Split-Dollar Collateral Assignment dated May 25, 1995, by and between the Company and David H. Edwab (incorporated by reference from Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002).

*10	.11	—	Split-Dollar Agreement and related Split-Dollar Collateral Assignment dated May 25, 1995, between the Company, David H. Edwab and George Zimmer, Co-Trustee of the David H. Edwab 1995 Irrevocable Trust (incorporated by reference from Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002).

*10	.12	—	First Amendment to Split-Dollar Agreement dated January 17, 2002, between the Company, David H. Edwab and George Zimmer, Trustee of the David H. Edwab 1995 Irrevocable Trust (incorporated by reference from Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002).

*10	.13	—	Second Amended and Restated Employment Agreement effective as of October 1, 2005, by and between the Company and David H. Edwab (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 14, 2005).

10.14		—	Aircraft Lease Agreement dated August 20, 2004, by and between Regal Aviation LLC and MW Sky LLC (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2004).

*10	.15	—	2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005).

21.1		—	Subsidiaries of the Company (filed herewith).

23.1		—	Consent of Deloitte & Touche LLP, independent auditors (filed herewith).

31.1		—	Certification of Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

31.2		—	Certification of Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).

32.1		—	Certification of Annual Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

32.2		—	Certification of Annual Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).

*	Management Compensation or Incentive Plan

The Company will furnish a copy of any exhibit described above to any beneficial holder of its securities upon receipt of a written request therefore, provided that such request sets forth a good faith representation that, as of the record date for the Company’s 2006 Annual Meeting of Shareholders, such beneficial holder is entitled to vote at such meeting, and provided further that such holder pays to the Company a fee compensating the Company for its reasonable expenses in furnishing such exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Men’s Wearhouse, Inc.

By	/s/ George Zimmer
George Zimmer
Chairman of the Board and
Chief Executive Officer

Dated: April 13, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ George Zimmer George Zimmer	Chairman of the Board, Chief Executive Officer and Director	April 13, 2006

/s/ Neill P. Davis Neill P. Davis	Executive Vice President, Chief Financial Officer and Principal Financial Officer	April 13, 2006

/s/ Diana M. Wilson Diana M. Wilson	Senior Vice President and Principal Accounting Officer	April 13, 2006

/s/ David H. Edwab David H. Edwab	Vice Chairman of the Board and Director	April 13, 2006

/s/ Rinaldo S. Brutoco Rinaldo S. Brutoco	Director	April 13, 2006

/s/ Michael L. Ray Michael L. Ray	Director	April 13, 2006

/s/ Sheldon I. Stein Sheldon I. Stein	Director	April 13, 2006

/s/ Kathleen Mason Kathleen Mason	Director	April 13, 2006

Deepak Chopra	Director	April 13, 2006

/s/ William B. Sechrest William B. Sechrest	Director	April 13, 2006

Exhibit Index

Exhibit
Number			Exhibit

3.1		—	Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 1994).

3.2		—	By-laws, as amended (incorporated by reference from Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 1997).

3.3		—	Articles of Amendment to the Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999).

4.1		—	Restated Articles of Incorporation (included as Exhibit 3.1).

4.2		—	By-laws (included as Exhibit 3.2).

4.3		—	Form of Common Stock certificate (incorporated by reference from Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 33-45949)).

4.4		—	Articles of Amendment to the Restated Articles of Incorporation (included as Exhibit 3.3).

4.5		—	Amended and Restated Credit Agreement, dated as of December 21, 2005, by and among The Men’s Wearhouse, Inc., Moores The Suit People Inc., Golden Brand Clothing (Canada) Ltd., the financial institutions from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and JPMorgan Chase Bank, N.A. as Canadian Agent. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 27, 2005).

4.6		—	Term Sheet Agreement dated as of January 29, 2003 evidencing the uncommitted CAN$10 million facility of National City Bank, Canada Branch to Golden Brand Clothing (Canada) Ltd. (incorporated by reference from Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003).

4.7		—	Indenture (including form of note) dated October 21, 2003 among the Company and JPMorgan Chase Bank, as trustee, relating to the Company’s 3.125% Convertible Senior Notes due 2023 (incorporated by reference from Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 1, 2003).

4.8		—	Registration Rights Agreement dated October 21, 2003 among the Company and Bear Stearns & Co. Inc., Wachovia Capital Markets, LLC, J.P. Morgan Securities Inc., Fleet Securities, Inc. (incorporated by reference from Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 1, 2003).

4.9		—	Supplemental Indenture dated January 28, 2005, by and between the Company and JPMorgan Chase Bank, National Association (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 28, 2005).

*10	.1	—	1992 Stock Option Plan (incorporated by reference from Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Registration No. 33-45949)).

*10	.2	—	First Amendment to 1992 Stock Option Plan (incorporated by Reference from Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (Registration No. 33-60516)).

*10	.3	—	1992 Non-Employee Director Stock Option Plan (As Amended and Restated Effective January 1, 2004), including forms of stock option agreement and restricted stock award agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 18, 2005).

*10	.4	—	Stock Agreement dated as of March 23, 1992, between the Company and George Zimmer (incorporated by reference from Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (Registration No. 33-45949)).

*10	.5	—	Split-Dollar Agreement and related Split-Dollar Collateral Assignment dated November 25, 1994 between the Company, George Zimmer and David Edwab, Co-Trustee of the Zimmer 1994 Irrevocable Trust (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 1995).

*10	.6	—	1996 Long-Term Incentive Plan (As Amended and Restated Effective March 29, 2004), including the forms of stock option agreement, restricted stock award agreement and deferred stock unit award agreement (incorporated by reference from Exhibit 10.20 to the Company’s Current Report on Form 8-K filed with the Commission on March 18, 2005).

Exhibit
Number			Exhibit

*10	.7	—	1998 Key Employee Stock Option Plan (incorporated by reference from Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998).

*10	.8	—	First Amendment to 1998 Key Employee Stock Option Plan (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (registration No. 333-80033)).

*10	.9	—	Second Amendment to 1998 Key Employee Stock Option Plan (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2000).

*10	.10	—	Split-Dollar Agreement and related Split-Dollar Collateral Assignment dated May 25, 1995, by and between the Company and David H. Edwab (incorporated by reference from Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002).

*10	.11	—	Split-Dollar Agreement and related Split-Dollar Collateral Assignment dated May 25, 1995, between the Company, David H. Edwab and George Zimmer, Co-Trustee of the David H. Edwab 1995 Irrevocable Trust (incorporated by reference from Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002).

*10	.12	—	First Amendment to Split-Dollar Agreement dated January 17, 2002, between the Company, David H. Edwab and George Zimmer, Trustee of the David H. Edwab 1995 Irrevocable Trust (incorporated by reference from Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002).

*10	.13	—	Second Amended and Restated Employment Agreement effective as of October 1, 2005, by and between the Company and David H. Edwab (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 14, 2005).

10.14		—	Aircraft Lease Agreement dated August 20, 2004, by and between Regal Aviation LLC and MW Sky LLC (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2004).

*10	.15	—	2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005).

21.1		—	Subsidiaries of the Company (filed herewith).

23.1		—	Consent of Deloitte & Touche LLP, independent auditors (filed herewith).

31.1		—	Certification of Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

31.2		—	Certification of Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).

32.1		—	Certification of Annual Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

32.2		—	Certification of Annual Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).

*	Management Compensation or Incentive Plan