Form 10-Q
period 2006-04-29
MENS WEARHOUSE INC
filed 2006-06-08
CIK 884217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2006
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
Yes ☐. No ☑.
     The number of shares of common stock of the Registrant, par value $.01 per share, outstanding at June 2, 2006 was 53,366,020 excluding 14,100,677 shares classified as Treasury Stock.

REPORT INDEX

Forward-Looking and Cautionary Statements
     Certain statements made in this Quarterly Report on Form 10-Q and in other public filings and press releases by the Company contain “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995) that involves risk and uncertainty. These forward-looking statements may include, but are not limited to, future capital expenditures, acquisitions (including the amount and nature thereof), future sales, earnings, margins, costs, number and costs of store openings, demand for clothing, market trends in the retail clothing business, currency fluctuations, inflation and various economic and business trends. Forward-looking statements may be made by management orally or in writing, including, but not limited to, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q and other sections of our filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934 and the Securities Act of 1933.
     Forward-looking statements are not guarantees of future performance and a variety of factors could cause actual results to differ materially from the anticipated or expected results expressed in or suggested by these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, domestic and international economic activity and inflation, our successful execution of internal operating plans and new store and new market expansion plans, performance issues with key suppliers, homeland security concerns, severe weather, foreign currency fluctuations, government export and import policies, aggressive advertising or marketing activities of competitors and legal proceedings. Future results will also be dependent upon our ability to continue to identify and complete successful expansions and penetrations into existing and new markets and our ability to integrate such expansions with our existing operations. Refer to “Risk Factors” in our Annual Report on Form 10-K for the year ended January 28, 2006 for a more complete discussion of these and other factors that might affect our performance and financial results. These forward-looking statements are intended to relay the Company’s expectations about the future, and speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.
PART I. FINANCIAL INFORMATION
ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GENERAL INFORMATION
     The condensed consolidated financial statements herein include the accounts of The Men’s Wearhouse, Inc. and its wholly owned subsidiaries (the “Company”) and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). As applicable under such regulations, certain information and footnote disclosures have been condensed or omitted. We believe that the presentation and disclosures herein are adequate to make the information not misleading, and the condensed consolidated financial statements reflect all elimination entries and normal adjustments which are necessary for a fair statement of the results for the three months ended April 30, 2005 and April 29, 2006.
     Operating results for interim periods are not necessarily indicative of the results for full years. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended January 28, 2006 and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year then ended filed with the SEC.
     Unless the context otherwise requires, “Company”, “we”, “us” and “our” refer to The Men’s Wearhouse, Inc. and its wholly owned subsidiaries.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	April 30,	April 29,	January 28,
	2005	2006	2006
	(Unaudited)	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$139,495	$112,572	$200,226
Short-term investments	—	151,525	62,775
Accounts receivable, net	21,816	23,234	19,276
Inventories	422,519	432,445	416,603
Other current assets	33,856	30,815	30,732

Total current assets	617,686	750,591	729,612

PROPERTY AND EQUIPMENT, net	261,460	268,083	269,586

GOODWILL	55,510	58,284	57,601

OTHER ASSETS, net	59,550	74,690	66,475

TOTAL	$994,206	$1,151,648	$1,123,274

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$132,160	$117,047	$125,064
Accrued expenses	80,798	82,717	91,935
Income taxes payable	27,670	27,862	21,086

Total current liabilities	240,628	227,626	238,085

LONG-TERM DEBT	130,000	207,379	205,251

DEFERRED TAXES AND OTHER LIABILITIES	54,245	51,690	52,405

Total liabilities	424,873	486,695	495,741

COMMITMENTS AND CONTINGENCIES (Note 7 and Note 10)

SHAREHOLDERS’ EQUITY:
Preferred stock	—	—	—
Common stock	443	674	671
Capital in excess of par	237,399	262,975	255,214
Retained earnings	536,134	640,810	614,680
Accumulated other comprehensive income	15,478	29,101	26,878

Total	789,454	933,560	897,443

Treasury stock, at cost	(220,121)	(268,607)	(269,910)

Total shareholders’ equity	569,333	664,953	627,533

TOTAL	$994,206	$1,151,648	$1,123,274

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	For the Quarter Ended
	April 30,	April 29,
	2005	2006
Net sales	$411,649	$434,564

Cost of goods sold, including buying, distribution and occupancy costs	245,866	251,735

Gross margin	165,783	182,829

Selling, general and administrative expenses	128,909	136,441

Operating income	36,874	46,388

Interest income	(794)	(1,995)
Interest expense	1,487	2,191

Earnings before income taxes	36,181	46,192

Provision for income taxes	13,477	17,336

Net earnings	$22,704	$28,856

Net earnings per share:
Basic	$0.42	$0.54

Diluted	$0.41	$0.53

Weighted average common shares outstanding:
Basic	54,255	53,132

Diluted	55,834	54,719

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Quarter Ended
	April 30,	April 29,
	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$22,704	$28,856
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	16,456	15,019
Loss on disposition of assets	—	231
Deferred rent expense	(323)	663
Stock-based compensation	62	1,628
Excess tax benefits from stock-based compensation	—	(1,180)
Deferred tax benefit	(1,900)	(1,275)
Increase in accounts receivable	(993)	(3,905)
Increase in inventories	(17,281)	(13,990)
Increase in other assets	(8,696)	(8,242)
Decrease in accounts payable and accrued expenses	(181)	(15,779)
Increase in income taxes payable	8,832	8,658
Increase in other liabilities	451	98

Net cash provided by operating activities	19,131	10,782

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(17,976)	(12,295)
Purchases of available-for-sale investments	—	(103,475)
Proceeds from sales of available-for-sale investments	—	14,725
Investment in trademarks, tradenames and other assets	(21)	(16)

Net cash used in investing activities	(17,997)	(101,061)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	13,925	4,237
Deferred financing costs	—	(92)
Cash dividends paid	—	(2,686)
Tax payments related to vested deferred stock units	—	(648)
Excess tax benefits from stock-based compensation	—	1,180
Purchase of treasury stock	(40,490)	—

Net cash provided by (used in) financing activities	(26,565)	1,991

Effect of exchange rate changes	(82)	634

DECREASE IN CASH AND CASH EQUIVALENTS	(25,513)	(87,654)
Balance at beginning of period	165,008	200,226

Balance at end of period	$139,495	$112,572

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Significant Accounting Policies
     Basis of Presentation — The condensed consolidated financial statements herein include the accounts of The Men’s Wearhouse, Inc. and its wholly owned subsidiaries (the “Company”) and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). As applicable under such regulations, certain information and footnote disclosures have been condensed or omitted. We believe that the presentation and disclosures herein are adequate to make the information not misleading, and the condensed consolidated financial statements reflect all elimination entries and normal adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows at the dates and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended January 28, 2006.
     The preparation of the condensed consolidated financial statements in conformity with accounting principals generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual amounts could differ from those estimates.
     Certain previously reported amounts have been reclassified to conform to the current period presentation. Stock-based compensation has been reclassified on the condensed consolidated statement of cash flows for the period ended April 30, 2005 to conform to the current period’s presentation.
     During fiscal year 2004, we opened six new casual clothing/sportswear concept stores in order to test an expanded, more fashion-oriented merchandise concept for men and women. In March 2005, it was determined that no further investments would be made into these test concept stores and that the six stores opened in 2004 would be wound down over the course of fiscal 2005. At April 30, 2005, five of these test concept stores remained in operation. All six of these stores were closed by June 30, 2005. Net operating losses from these stores reduced diluted earnings per share by $0.05 for the period ended April 30, 2005.
     Stock Based Compensation — On January 29, 2006 we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes the fair value method for measurement and requires all entities to apply this fair value method in accounting for share-based payment transactions. The amount of compensation cost is measured based on the grant-date fair value of the instrument issued and is recognized over the vesting period.
     Prior to the adoption of SFAS No. 123R, we accounted for share-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123R replaces SFAS No. 123 and supersedes APB No. 25. We adopted SFAS No. 123R using the modified prospective transition method; therefore results from prior periods have not been restated. Under this transition method, stock-based compensation expense recognized in fiscal 2006 includes: (i) compensation expense for share-based payment awards granted prior to, but not yet vested at January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (ii) compensation expense for the share-based payment awards granted subsequent to January 29, 2006, based on the grant-date fair values estimated in accordance with the provisions of SFAS No. 123R. Stock-based compensation expense recognized under SFAS No. 123R for the quarter ended April 29, 2006 was $1.6 million, which primarily related to stock options and deferred stock units. Stock-based compensation expense for the quarter ended April 30, 2005 was $62 thousand, which related to restricted stock.
     SFAS No. 123R requires companies to estimate the fair value of share-based payments on the grant-date using an option pricing model. Under SFAS No. 123, we used the Black-Scholes option pricing model for valuation of share-based awards for our pro forma information. Upon adoption of SFAS No. 123R, we elected to continue to use the Black-Scholes option pricing model for valuing awards. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Prior to the adoption of SFAS No. 123R, we presented all tax benefits resulting from the exercise of stock-based compensation as operating cash flows in the Condensed Consolidated Statement of Cash Flows. SFAS No. 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. For the quarter ended April 29, 2006, excess tax benefits realized from the exercise of stock-based compensation was $1.2 million.
     Had we elected to apply the accounting standards of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS No. 148”), our net earnings and net earnings per share would have been approximately the pro forma amounts indicated below (in thousands, except per share data):

For the
Quarter Ended
April 30, 2005
Net earnings, as reported	$22,704
Add: Stock-based compensation, net of tax included in reported net earnings	39
Deduct: Stock-based compensation, net of tax determined under fair-value based method	(1,061)

Pro forma net earnings	$21,682

Net earnings per share:
As reported:
Basic	$0.42
Diluted	$0.41

Pro forma:
Basic	$0.40
Diluted	$0.39
     Refer to Note 9 for additional disclosures regarding stock-based compensation.
     Recently Issued Accounting Pronouncements — In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs — an Amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material impact on our financial position, results of operations or cash flows.
     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections–A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on our financial position, results of operations or cash flows.

\

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-06”). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The adoption of EITF 05-06 did not have a material impact on our financial position, results of operations or cash flows.
     In October 2005, the FASB issued FSP No. FAS 13-1 (“FSP 13-1”), “Accounting for Rental Costs Incurred during a Construction Period,” which requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. This FSP is effective for reporting periods beginning after December 15, 2005, with early adoption permitted. We adopted FSP 13-1 at the beginning of fiscal 2006, at which time we ceased capitalizing rent expense on those leases with properties under construction. We estimate that the adoption of FSP 13-1 will result in additional expenses of $2.0 million to $3.0 million in fiscal 2006.
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

	For the Quarter Ended
	April 30,	April 29,
	2005	2006
Net earnings	$22,704	$28,856

Basic weighted average common shares outstanding	54,255	53,132
Effect of dilutive securities:
Convertible notes	—	764
Stock options and equity-based compensation	1,579	823

Diluted weighted average common shares outstanding	55,834	54,719

Net earnings per share:
Basic	$0.42	$0.54

Diluted	$0.41	$0.53

3. Dividends
     On June 13, 2005, we effected a three-for-two stock split by paying a 50% stock dividend to shareholders of record as of May 31, 2005. All share and per share information included in the accompanying condensed consolidated financial statements and related notes have been restated to reflect the stock split.
     On January 25, 2006, our Board of Directors declared our first quarterly cash dividend of $0.05 per share of our common stock payable on March 31, 2006 to shareholders of record on March 21, 2006. The dividend payout was $2.7 million.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     On April 28, 2006, our Board of Directors declared a quarterly cash dividend of $0.05 per share of our common stock payable on June 30, 2006 to shareholders of record at the close of business on June 20, 2006. The dividend payout is estimated to be approximately $2.7 million.
4. Accounting For Derivative Instruments and Hedging
     In connection with our direct sourcing program, we may enter into purchase commitments that are denominated in a foreign currency (primarily the Euro). Our policy is to enter into foreign currency forward exchange contracts to minimize foreign currency exposure related to forecasted purchases of certain inventories. Under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), such contracts have been designated as and accounted for as cash flow hedges. The settlement terms of the forward contracts, including amount, currency and maturity, correspond with payment terms for the merchandise inventories. Any ineffective portion (arising from the change in the difference between the spot rate and the forward rate) of a hedge is reported in earnings immediately. At April 30, 2005 we had 16 contracts maturing in varying increments to purchase an aggregate notional amount of $6.2 million in foreign currency, maturing at various dates through December 2005. During the first quarter of 2005 we recognized $12 thousand of pre-tax hedge ineffectiveness. At April 29, 2006 we had no contracts outstanding. No pre-tax hedge ineffectiveness was recognized during the first quarter of 2006.
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
5. Comprehensive Income and Supplemental Cash Flows
     Our comprehensive income is as follows (in thousands):

	For the Quarter Ended
	April 30,	April 29,
	2005	2006
Net earnings	$22,704	$28,856
Change in derivative fair value, net of tax	(148)	19
Currency translation adjustments, net of tax	(1,851)	2,204

Comprehensive income	$20,705	$31,079

     We paid cash during the first quarter of 2005 of $2.2 million for interest and $6.7 million for income taxes, compared with $3.0 million for interest and $10.2 million for income taxes during the first quarter of 2006. We had non-cash investing and financing activities resulting from the tax benefit recognized upon exercise of stock-based compensation of $4.8 million during the first quarter of 2005 and $1.8 million for the first quarter of 2006. We had non-cash investing and financing activities resulting from the issuance of treasury stock to the employee stock ownership plan of $1.5 million and $2.0 million for the first quarters of 2005 and 2006, respectively. We had non-cash investing and financing activities resulting from cash dividends declared of $2.7 million for the first quarter of 2006.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
6. Goodwill and Other Intangible Assets
     Changes in the net carrying amount of goodwill for the year ended January 28, 2006 and for the three months ended April 29, 2006 are as follows (in thousands):

Balance, January 29, 2005	$55,824
Translation adjustment	1,777

Balance, January 28, 2006	$57,601
Translation adjustment	683

Balance, April 29, 2006	$58,284

     The gross carrying amount and accumulated amortization of our other intangibles, which are included in other assets in the accompanying balance sheet, are as follows (in thousands):

	April 30,	April 29,	January 28,
	2005	2006	2006
Trademarks, tradenames and other intangibles	$9,733	$9,341	$9,733
Accumulated amortization	(3,529)	(4,341)	(4,261)

Net total	$6,204	$5,000	$5,472

     The pretax amortization expense associated with intangible assets totaled approximately $222,000 and $220,000 for the quarters ended April 30, 2005 and April 29, 2006, respectively, and approximately $954,000 for the year ended January 28, 2006. Pretax amortization associated with intangible assets at April 29, 2006 is estimated to be $497,000 for the remainder of fiscal year 2006, $623,000 for each of the fiscal years 2007 and 2008, $607,000 for fiscal year 2009 and $573,000 for fiscal year 2010.
7. Long-Term Debt
     On December 21, 2005, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with a group of banks to amend and restate our existing revolving credit facility that was scheduled to mature on July 7, 2009. The Credit Agreement provides us with a $100.0 million senior secured revolving credit facility that can be expanded to $150.0 million upon additional lender commitments and includes a sublimit for the issuance of letters of credit. In addition, the Credit Agreement provides our Canadian subsidiaries with senior secured term loans in the aggregate equivalent of US$75.0 million. The proceeds of the Canadian term loan were used to fund the repatriation of US$74.7 million of Canadian earnings in January 2006 under the American Jobs Creation Act of 2004. The revolving credit facility and the Canadian term loan mature on February 10, 2011. The Credit Agreement is secured by the stock of certain of the Company’s subsidiaries. The Credit Agreement has several borrowing and interest rate options including the following indices: (i) an alternate base rate (equal to the greater of the prime rate or the federal funds rate plus 0.5%) or (ii) LIBO rate or (iii) CDO rate. Advances under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin up to 1.125%. The Credit Agreement also provides for fees applicable to unused commitments ranging from 0.100% to 0.175%. The effective interest rate for the Canadian term loan was 4.4% at April 29, 2006. As of April 29, 2006, there were no borrowings outstanding under the revolving credit facility and there was US$77.4 million outstanding under the Canadian term loan.
     The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain certain financial ratios. The restrictive provisions in the Credit Agreement have been modified to afford us with greater operating flexibility than was provided for in our previous facility and to reflect an overall covenant structure that is generally representative of a commercial loan made to an investment-grade company. Our debt, however, is not rated, and we have not sought, and are not seeking, a rating of our debt. We were in compliance with the covenants in the Credit Agreement as of April 29, 2006.

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
     During certain periods, the Notes are convertible by holders into shares of our common stock at a conversion rate of 35.0271 shares of common stock per $1,000 principal amount of Notes, which is equivalent to a conversion price of $28.55 per share of common stock (subject to adjustment in certain events), under the following circumstances: (1) if the closing sale price of our common stock issuable upon conversion exceeds 120% of the conversion price under specified conditions; (2) if we call the Notes for redemption; or (3) upon the occurrence of specified corporate transactions. Upon conversion of the Notes, in lieu of delivering common stock we may, at our election, deliver cash or a combination of cash and common stock. However, on January 28, 2005, we entered into a supplemental indenture relating to the Notes and irrevocably elected to settle the principal amount at issuance of such Notes in 100% cash when they become convertible and are surrendered by the holders thereof. The Notes are general senior unsecured obligations, ranking on parity in right of payment with all our existing and future unsecured senior indebtedness and our other general unsecured obligations, and senior in right of payment with all our future subordinated indebtedness. The Notes are effectively subordinated to all of our senior secured indebtedness and all indebtedness and liabilities of our subsidiaries. See Note 11 regarding a subsequent event that affects the convertibility of the Notes.
     We utilize letters of credit primarily to secure inventory purchases. At April 29, 2006, letters of credit totaling approximately $16.9 million were issued and outstanding.
8. Stock Repurchase Program
     In June 2004, the Board of Directors authorized a program for the repurchase of up to $50.0 million of our common stock in the open market or in private transactions. As of April 30, 2005, a total of 1,652,850 shares at a cost of $43.0 million were repurchased in open market transactions under this program at an average price per share of $26.00. During the first quarter of 2005, a total of 1,503,750 shares at a cost of $40.5 million were repurchased under this program at an average price per share of $26.93.
     In May 2005, the Board of Directors approved a replenishment of our share repurchase program to $50.0 million by authorizing $43.0 million to be added to the remaining $7.0 million under the June 2004 authorization program. On January 25, 2006, the Board of Directors authorized a new $100.0 million share repurchase program of our common stock. This authorization superceded the approximately $0.2 million we had remaining under the May 2005 authorization. No shares have been repurchased under this new program as of April 29, 2006. The remaining balance available under the January 2006 authorization at April 29, 2006 is $100.0 million.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
9. Stock-Based Compensation Plans
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
     Stock Options
     The following table summarizes stock option activity for the quarter ended April 29, 2006:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value (000’s)
Outstanding at January 28, 2006	2,006,545	$15.58
Granted	—	—
Exercised	(231,913)	16.56
Forfeited or expired	(1,686)	10.25

Outstanding at April 29, 2006	1,772,946	$15.46	5.7 years	$33,671

Exercisable at April 29, 2006	841,449	$15.00	4.2 years	$16,365

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     No stock options were granted during the first quarter of 2005 and the first quarter of 2006. The total intrinsic value of options exercised during the quarter ended April 30, 2005 and April 29, 2006 was $13.3 million and $4.1million, respectively. As of April 29, 2006, we have unrecognized compensation expense related to nonvested stock options of approximately $4.3 million which is expected to be recognized over a weighted average period of 2.9 years.
     Restricted Stock and Deferred Stock Units
     The following table summarizes restricted stock and deferred stock unit activity for the quarter ended April 29, 2006:

		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 28, 2006	512,888	$28.35
Granted	79,852	35.31
Vested	(65,485)	27.79
Forfeited	(5,790)	28.19

Nonvested at April 29, 2006	521,465	$29.49

     For the first quarter of 2006 we granted 79,852 deferred stock units at a weighted-average grant date fair value of $35.31. For the first quarter of 2005 no shares of restricted stock or deferred stock units were granted. As of April 29, 2006, we have unrecognized compensation expense related to nonvested restricted stock and deferred stock units of approximately $12.3 million which is expected to be recognized over a weighted average period of 2.6 years. The total fair value of shares vested during the quarter ended April 29, 2006 was $2.3 million. No shares vested during the first quarter of 2005. At April 29, 2006, there were 105,800 nonvested restricted stock shares outstanding. No shares of restricted stock were granted, vested or forfeited during the first quarter of 2006.
     Employee Stock Purchase Plan
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
     The fair value of ESDP shares was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

For The
Quarter Ended
April 29, 2006
Risk-free interest rates	4.55%
Expected lives	0.25
Dividend yield	0.15%
Expected volatility	37.84%
     The assumptions presented in the table above represent the weighted average of the applicable assumptions used to value ESDP shares. Expected volatility is based on historical volatility of our common stock. The expected term represents the time in the offering period. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is based on the quarterly dividend divided by the market price of our common stock at the time of declaration.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     During the quarter ended April 29, 2006 employees purchased 15,821 shares under the ESDP, the weighted-average fair value of which was $25.07 per share. We recognized approximately $0.2 million of stock-based compensation expense related to the ESDP for the quarter ended April 29, 2006. As of April 29, 2006, 1,577,338 shares were reserved for future issuance under the ESDP.
10. Legal Matters
     We are involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of our business. Management believes that none of these matters will have a material adverse effect on our financial position, results of operations or cash flows.
11. Subsequent Event
     On May 19, 2006, we issued a press release announcing that, as a result of the closing sale price of the Company’s common stock exceeding 120% of the conversion price for the Company’s 3.125% Convertible Senior Notes due 2023 for the requisite number of days set forth in the indenture governing such Notes, the Notes shall be convertible during the conversion period beginning May 19, 2006 and ending August 17, 2006.
     As previously announced, we have irrevocably elected to settle the principal amount at issuance of the notes in cash when and if surrendered for conversion.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     For supplemental information, it is suggested that “Management’s Discussion and Analysis of Financial Condition and Results of Operations” be read in conjunction with the corresponding section included in our Annual Report on Form 10-K for the year ended January 28, 2006. References herein to years are to our 52-week or 53-week fiscal year which ends on the Saturday nearest January 31 in the following calendar year. For example, references to “2006” mean the 53-week fiscal year ending February 3, 2007.
     The following table presents information with respect to retail apparel stores in operation during each of the respective fiscal periods:

	For the Quarter Ended		Year Ended
	April 30,	April 29,	January 28,
	2005	2006	2006
Stores open at beginning of period:	707	719	707
Opened	5	6	18
Closed	(2)	—	(6)

Stores open at end of period	710	725	719

Stores open at end of period:
U.S. —
Men’s Wearhouse	520	529	526
K&G	76	80	77

	596	609	603
Canada — Moores	114	116	116

	710	725	719

     In connection with our strategy of testing opportunities to market complementary products and services, in December 2003 and in September 2004 we acquired the assets and operating leases for 13 and 11, respectively, retail dry cleaning and laundry facilities operating in the Houston, Texas area. We launched a rebranding campaign for these facilities in March 2005. We may open or acquire additional facilities on a limited basis in 2006 as we continue to test market and evaluate the feasibility of developing a national retail dry cleaning and laundry line of business. As of April 29, 2006, we are operating 26 retail dry cleaning and laundry facilities.
     During fiscal year 2004, we opened six new casual clothing/sportswear concept stores in order to test an expanded, more fashion-oriented merchandise concept for men and women. In March 2005, it was determined that no further investments would be made into these fashion-oriented test concept stores and that the six stores opened in 2004 would be wound down over the course of fiscal 2005. At April 30, 2005, five of these test concept stores remained in operation. All six of these stores were closed by June 30, 2005. Net operating losses from these stores reduced diluted earnings per share by $0.05 for the period ended April 30, 2005.
     During the fourth quarter of fiscal 2004, we opened two test bridal stores in the San Francisco Bay Area in order to test additional opportunities in the bridal industry. These stores are located contiguous to existing Men’s Wearhouse stores. As of April 29, 2006, no additional bridal stores have been opened. A decision has been made to exit the test of these bridal stores and to close both locations by the third quarter of fiscal 2006.

Results of Operations
    Quarter Ended April 29, 2006 Compared with Quarter Ended April 30, 2005
     The Company’s net sales increased $22.9 million, or 5.6%, to $434.6 million for the quarter ended April 29, 2006 due mainly to a $15.6 million increase in clothing and alteration sales and a $5.6 million increase in tuxedo rental revenues. The components of this $22.9 million increase in net sales are as follows:

( in millions)	Amount Attributed to
$10.5	2.7% and 3.9% increase in comparable sales for US and Canadian stores, respectively, in the first quarter of 2006 compared to the first quarter of 2005.

6.7	Increase from net sales of stores opened in 2005, relocated stores and expanded stores not yet included in comparable sales.

2.4	Increase from other sales.

2.4	Effect of exchange rate changes.

1.1	Net sales from 6 new stores opened in 2006.

(0.2)	Closed stores in 2005.

$22.9	Total

     Our U.S. comparable store sales increased 2.7% due mainly to increased store traffic levels and continued growth in our tuxedo rental business. Improvement was also experienced in nearly all product categories at our core Men’s Wearhouse stores. In Canada, comparable store sales increased 3.9% primarily as a result of improved retail sales in suits, shirts and sportcoats and continued growth in our tuxedo rental business. As a percentage of total revenues, combined U.S. and Canadian tuxedo rental revenues increased from 4.8% in the first quarter of 2005 to 5.8% in the first quarter of 2006.
     Gross margin increased 10.3% from the same prior year quarter to $182.8 million in the first quarter of 2006. As a percentage of sales, gross margin increased from 40.3% in the first quarter of 2005 to 42.1% in the first quarter of 2006. This increase in gross margin percentage resulted mainly from improvements in merchandise margins related to lower product costs and continued growth in our tuxedo rental business, which carries a significantly higher incremental gross margin impact than our traditional businesses. This increase in the gross margin percentage was partially offset by an increase in occupancy cost, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, from the first quarter of 2005 to the first quarter of 2006. On an absolute dollar basis, occupancy costs increased by 11.3% from first quarter of 2005 to the first quarter of 2006 due mainly to higher rent expense from our increased store count and renewals of existing leases at higher rates.
     Selling, general and administrative (“SG&A”) expenses increased to $136.4 million in the first quarter of 2006 from $128.9 million in the first quarter of 2005, an increase of $7.5 million or 5.8%. As a percentage of sales, these expenses increased from 31.3% in the first quarter of 2005 to 31.4% in the first quarter of 2006. The components of this 0.1% net increase in SG&A expenses as a percentage of net sales were as follows:

%		Attributed to
0.0		Advertising expense as a percentage of sales remained constant at 3.7% for the first quarter of 2005 and 2006. On an absolute dollar basis, advertising expense increased $0.6 million.

0.1%		Increase in store salaries as a percentage of sales from 12.5% in the first quarter of 2005 to 12.6% in the first quarter of 2006. Store salaries on an absolute dollar basis increased $3.5 million primarily due to increased commissions associated with higher sales and increased base salaries.

0.0		Other SG&A expenses as a percentage of sales remained constant at 15.1% for the first quarter of 2005 and 2006. On an absolute dollar basis, other SG&A expenses increased $3.5 million primarily as a result of continued growth in our tuxedo rental business, increased base salaries and stock based compensation recorded in connection with the adoption of SFAS 123R. These increases were offset in part by the absence in the current year of costs associated with the winding down of our R&D casual clothing/sportswear concept stores incurred in the first quarter of 2005.

0.1%	Total

     Interest expense increased from $1.5 million in the first quarter of 2005 to $2.2 million in the first quarter of 2006 while interest income increased from $0.8 million in the first quarter of 2005 to $2.0 million in the first quarter of 2006. Weighted average borrowings outstanding increased from $130.0 million in the first quarter of 2005 to $207.4 million in the first quarter of 2006, and the weighted average interest rate on outstanding indebtedness increased from 3.4% to 3.7%. The increase in weighted average borrowings is due to Canadian term loan borrowings of US$75.0 million in January 2006 that were used to fund the repatriation of foreign earnings from our Canadian subsidiaries under the American Jobs Creation Act of 2004. The increase in interest income primarily relates to increases in our average cash and short-term investment balances and in higher interest rates. See “Liquidity and Capital Resources” discussion herein.
     Our effective income tax rate was 37.3% for the first quarter of 2005 and 37.5% for the first quarter of 2006. The effective tax rate was higher than the statutory U.S. federal rate of 35% primarily due to the effect of state income taxes.
     These factors resulted in net earnings of $28.9 million or 6.6% of net sales for the first quarter of 2006, compared with net earnings of $22.7 million or 5.5% of net sales for the first quarter of 2005.
Liquidity and Capital Resources
     On June 13, 2005, we effected a three-for-two stock split by paying a 50% stock dividend to shareholders of record as of May 31, 2005. All share and per share information included in the accompanying consolidated financial statements and related notes and this Management’s Discussion and Analysis of Financial Condition and Results of Operations have been restated to reflect the stock split.
     On December 21, 2005, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with a group of banks to amend and restate our existing revolving credit facility that was scheduled to mature on July 7, 2009. The Credit Agreement provides us with a $100.0 million senior secured revolving credit facility that can be expanded to $150.0 million upon additional lender commitments and includes a sublimit for the issuance of letters of credit. In addition, the Credit Agreement provides our Canadian subsidiaries with senior secured term loans in the aggregate equivalent of US$75.0 million. The proceeds of the Canadian term loan were used to fund the repatriation of US$74.7 million of Canadian earnings in January 2006 under the American Jobs Creation Act of 2004. The revolving credit facility and the Canadian term loan mature on February 10, 2011. The Credit Agreement is secured by the stock of certain of the Company’s subsidiaries. The Credit Agreement has several borrowing and interest rate options including the following indices: (i) an alternate base rate (equal to the greater of the prime rate or the federal funds rate plus 0.5%) or (ii) LIBO rate or (iii) CDO rate. Advances under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin up to 1.125%. The Credit Agreement also provides for fees applicable to unused commitments ranging from 0.100% to 0.175%. The effective interest rate for the Canadian term loan was 4.4% at April 29, 2006. As of April 29, 2006, there were no borrowings outstanding under the revolving credit facility and there was US$77.4 million outstanding under the Canadian term loan.
     The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain certain financial ratios. The restrictive provisions in the Credit Agreement have been modified to afford us with greater operating flexibility than was provided for in our previous facility and to reflect an overall covenant structure that is generally representative of a commercial loan made to an investment-grade company. Our debt, however, is not rated, and we have not sought, and are not seeking, a rating of our debt. We were in compliance with the covenants in the Credit Agreement as of April 29, 2006.
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
     During certain periods, the Notes are convertible by holders into shares of our common stock at a conversion rate of 35.0271 shares of common stock per $1,000 principal amount of Notes, which is equivalent to a conversion price of $28.55 per share of common stock (subject to adjustment in certain events), under the following circumstances: (1) if the closing sale price of our common stock issuable upon conversion exceeds 120% of the conversion price under specified conditions; (2) if we call the Notes for redemption; or (3) upon the occurrence of specified corporate transactions. Upon conversion of the Notes, in lieu of delivering common stock we may, at our election, deliver cash or a combination of cash and common stock. However, on January 28, 2005, we entered into a supplemental indenture relating to the Notes and irrevocably elected to settle the principal amount at issuance of such Notes in 100% cash when they become convertible and are surrendered by the holders thereof. The Notes are general senior unsecured obligations, ranking on parity in right of payment with all our existing and future unsecured senior indebtedness and our other general unsecured obligations, and senior in right of payment with all our future subordinated indebtedness. The Notes are effectively subordinated to all of our senior secured indebtedness and all indebtedness and liabilities of our subsidiaries.
     On May 19, 2006, we issued a press release announcing that, as a result of the closing sale price of the our common stock exceeding 120% of the conversion price for our 3.125% Convertible Senior Notes due 2023 for the requisite number of days set forth in the indenture governing such Notes, the Notes shall be convertible during the conversion period beginning May 19, 2006 and ending August 17, 2006.
     As previously announced, we have irrevocably elected to settle the principal amount at issuance of the notes in cash when and if surrendered for conversion.
     On January 25, 2006, our Board of Directors declared our first quarterly cash dividend of $0.05 per share of our common stock payable on March 31, 2006 to shareholders of record on March 21, 2006. The dividend payout was $2.7 million.
     On April 28, 2006, our Board of Directors declared a quarterly cash dividend of $0.05 per share of our common stock payable on June 30, 2006 to shareholders of record at the close of business on June 20, 2006. The dividend payout is estimated to be approximately $2.7 million.
     We utilize letters of credit primarily for inventory purchases. At April 29, 2006, letters of credit totaling approximately $16.9 million were issued and outstanding.
     Our primary sources of working capital are cash flow from operations and borrowings under the Credit Agreement. We had working capital of $523.0 million at April 29, 2006, which is up from $491.5 million at January 28, 2006 and up from $377.1 million at April 30, 2005. Historically, our working capital has been at its lowest level in January and February, and has increased through November as inventory buildup occurs in preparation for the fourth quarter selling season. The $31.5 million increase in working capital at April 29, 2006 compared to January 28, 2006 resulted from the following:

(in millions)	Amount Attributed to
15.8	Increase in inventories due to seasonal inventory buildup and square footage growth of 1.6%.

8.0	Decrease in accounts payable due to amount and timing of payments.

9.2	Decrease in accrued expenses due to payment of bonuses, accrued interest and contributions to the employee stock ownership plan.

(1.5)	Other items.

$31.5	Total

     Our operating activities provided net cash of $19.1 million during the first quarter of 2005, due mainly to net earnings, adjusted for non-cash charges, and an increase in income taxes payable, offset by increases in inventories and other assets. During the first quarter of 2006, our operating activities provided net cash of $10.8 million, due mainly to net earnings, adjusted for non-cash charges, and an increase in income taxes payable, offset by increases in inventories and other assets and a decrease in payables and accrued expenses. Inventories increased in the first quarter of 2005 and 2006 due mainly to seasonal inventory buildup and an increase in selling square footage. Other assets increased in the first quarter of 2005 and 2006 mainly due to purchases of tuxedo rental product. The decrease in accounts payable and accrued expenses in the first quarter of 2006 was due mainly to the timing of vendor payments and the payment of bonuses, accrued interest and contributions to the employee stock ownership plan accrued at the end of fiscal 2005. The increase in income taxes payable in the first quarter of 2005 and 2006 was due primarily to increased earnings.

     Our investing activities used net cash of $18.0 million for the first quarter of 2005 due mainly to capital expenditures. During the first quarter of 2006 our investing activities used net cash of $101.1 million due mainly to capital expenditures of $12.3 million and net purchases of short-term investments of $88.8 million. Short-term investments consist of auction rate securities which represent funds available for current operations. These securities have stated maturities beyond three months but are priced and traded as short-term instruments due to the liquidity provided through the interest rate mechanism of 7 to 35 days. As of April 29, 2006, we held short-term investments of $151.5 million. Our capital expenditures relate to costs incurred for stores opened, remodeled or relocated during the period or under construction at the end of the period, distribution facility additions and infrastructure technology investments. The increase in capital expenditures in the first quarter of 2005 is mainly attributable to additions to our new Canadian tuxedo distribution center purchased in January 2005 and additions to our Houston distribution center to further accommodate our current and future operations.
     Our financing activities used net cash of $26.6 million for the first quarter of 2005 due mainly to purchases of treasury stock offset by proceeds from the issuance of our common stock in connection with the exercise of stock options. During the first quarter of 2006, our financing activities provided net cash of $2.0 million due mainly to proceeds from the issuance of our common stock in connection with the exercise of stock options, offset by cash dividends paid of $2.7 million.
     In June 2004, the Board of Directors authorized a program for the repurchase of up to $50.0 million of our common stock in the open market or in private transactions. As of April 30, 2005, a total of 1,652,850 shares at a cost of $43.0 million were repurchased in open market transactions under this program at an average price per share of $26.00. During the first quarter of 2005, a total of 1,503,750 shares at a cost of $40.5 million were repurchased under this program at an average price per share of $26.93.
     In May 2005, the Board of Directors approved a replenishment of our share repurchase program to $50.0 million by authorizing $43.0 million to be added to the remaining $7.0 million under the June 2004 authorization program. On January 25, 2006, the Board of Directors authorized a new $100.0 million share repurchase program of our common stock. This authorization superceded the approximately $0.2 million we had remaining under the May 2005 authorization. No shares have been repurchased under this new program as of April 29, 2006. The remaining balance available under the January 2006 authorization at April 29, 2006 is $100.0 million.
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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are subject to exposure from fluctuations in U.S. dollar/Euro exchange rates and the Canadian dollar/Euro exchange rates. As further described in Note 4 of Notes to Condensed Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”, we utilize foreign currency forward exchange contracts to limit exposure to changes in currency exchange rates. At April 29, 2006 we had no contracts outstanding. At April 30, 2005, we had 16 contracts maturing in varying increments to purchase an aggregate notional amount of $6.2 million in foreign currency, maturing at various dates through December 2005. Unrealized pretax gains on these forward contracts totaled approximately $0.4 million at April 30, 2005.
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
     We are also subject to market risk from our Canadian term loan of US$77.4 million at April 29, 2006, which bears interest at CDOR plus an applicable margin (see Note 7 of Notes to Condensed Consolidated Financial Statements). An increase in market interest rates would increase our interest expense and our cash requirements for interest payments. For example, an average increase of 0.5% in the variable interest rate would increase our interest expense and payments by approximately $0.4 million.
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     The Company’s management, with the participation of the Company’s chief executive officer (“CEO”) and chief financial officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the fiscal quarter ended April 29, 2006. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended April 29, 2006 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Changes in Internal Controls over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended April 29, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
     We are involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of our business. Management believes that none of these matters will have a material adverse effect on our financial position, results of operations or cash flows.
ITEM 1A — RISK FACTORS
     There are no material changes from the risk factors previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended January 28, 2006.

ITEM 6 — EXHIBITS
(a) Exhibits.

Exhibit
Number		Exhibit Index

10.1	—	First Amendment to Company’s Employee Stock Plan dated December 12, 2005 (filed herewith).

31.1	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

31.2	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).

32.1	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

32.2	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, The Men’s Wearhouse, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 8, 2006	THE MEN’S WEARHOUSE, INC.

	By	/s/ NEILL P. DAVIS

Neill P. Davis
Executive Vice President, Chief Financial Officer,
Treasurer and Principal Financial Officer

EXHIBIT INDEX

Exhibit
Number		Exhibit Index

10.1	—	First Amendment to Company’s Employee Stock Plan dated December 12, 2005 (filed herewith).

31.1	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

31.2	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).

32.1	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

32.2	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).