Form 10-Q
period 2006-07-29
MENS WEARHOUSE INC
filed 2006-09-07
CIK 884217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2006 or

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
Yes ☐. No ☑.
     The number of shares of common stock of the Registrant, par value $.01 per share, outstanding at September 1, 2006 was 53,089,154, excluding 14,470,077 shares classified as Treasury Stock.

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
PART I. FINANCIAL INFORMATION
ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GENERAL INFORMATION
     In connection with a periodic review by the staff of the Securities and Exchange Commission of the Company’s 2005 Annual Report on Form 10-K, the Company is in discussions with the staff concerning comments related to providing additional financial information with respect to segment reporting. These discussions do not relate to the accuracy of the Company’s previously reported consolidated balance sheets, statements of earnings or statements of cash flows.
     Because we have not finally resolved these comments with the staff, our independent auditors have advised us that they are not able to complete the review of the interim financial statements included in this Quarterly Report as required by Rule 10-01(d) of Regulation S-X. We anticipate that as soon as we are able to resolve the matters referred to in the previous paragraph, our independent auditors will be able to complete their review and we will amend this Quarterly Report to remove this qualification.
     The condensed consolidated financial statements herein include the accounts of The Men’s Wearhouse, Inc. and its wholly owned subsidiaries (the “Company”) and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). As applicable under such regulations, certain information and footnote disclosures have been condensed or omitted. We believe that the presentation and disclosures herein are adequate to make the information not misleading, and the condensed consolidated financial statements reflect all elimination entries and normal adjustments which are necessary for a fair statement of the results for the three and six months ended July 30, 2005 and July 29, 2006.
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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 30,	July 29,	January 28,
	2005	2006	2006
	(Unaudited)	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$54,627	$79,511	$200,226
Short-term investments	78,925	169,900	62,775
Accounts receivable, net	14,335	14,387	16,837
Inventories	416,828	429,882	416,603
Other current assets	35,674	36,877	33,171

Total current assets	600,389	730,557	729,612

PROPERTY AND EQUIPMENT, net	264,692	266,650	269,586

GOODWILL	56,129	57,978	57,601
TUXEDO RENTAL PRODUCT, net	47,085	62,145	52,561
OTHER ASSETS, net	12,957	14,471	13,914

TOTAL	$981,252	$1,131,801	$1,123,274

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$99,075	$89,771	$125,064
Accrued expenses	70,020	80,025	91,935
Income taxes payable	21,619	17,673	21,086

Total current liabilities	190,714	187,469	238,085

LONG-TERM DEBT	130,000	206,427	205,251

DEFERRED TAXES AND OTHER LIABILITIES	51,665	49,762	52,405

Total liabilities	372,379	443,658	495,741

COMMITMENTS AND CONTINGENCIES (Note 7 and Note 10)

SHAREHOLDERS’ EQUITY:
Preferred stock	—	—	—
Common stock	670	675	671
Capital in excess of par	249,120	265,871	255,214
Retained earnings	560,520	673,753	614,680
Accumulated other comprehensive income	18,684	27,963	26,878

Total	828,994	968,262	897,443

Treasury stock, at cost	(220,121)	(280,119)	(269,910)

Total shareholders’ equity	608,873	688,143	627,533

TOTAL	$981,252	$1,131,801	$1,123,274

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 30,	July 29,	July 30,	July 29,
	2005	2006	2005	2006
Net sales:
Clothing product	$362,225	$386,930	$729,571	$769,350
Tuxedo rental, alteration and other services	61,351	73,657	105,654	125,801

Total net sales	423,576	460,587	835,225	895,151

Cost of sales:
Clothing product, including buying and distribution costs	178,248	178,800	356,700	354,769
Tuxedo rental, alteration and other services	30,061	31,578	52,554	57,367
Occupancy costs	46,971	51,086	91,892	101,063

Total cost of sales	255,280	261,464	501,146	513,199

Gross margin	168,296	199,123	334,079	381,952

Selling, general and administrative expenses	129,892	143,529	258,801	279,970

Operating income	38,404	55,594	75,278	101,982

Interest income	(771)	(2,793)	(1,565)	(4,788)
Interest expense	1,512	2,289	2,999	4,480

Earnings before income taxes	37,663	56,098	73,844	102,290

Provision for income taxes	13,277	20,477	26,754	37,813

Net earnings	$24,386	$35,621	$47,090	$64,477

Net earnings per share:
Basic	$0.45	$0.67	$0.87	$1.21

Diluted	$0.43	$0.65	$0.84	$1.18

Weighted average common shares outstanding:
Basic	54,235	53,260	54,245	53,196

Diluted	56,490	54,524	56,162	54,622

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended
	July 30,	July 29,
	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$47,090	$64,477
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	31,796	30,297
Tuxedo rental product amortization	8,025	9,792
Loss on disposition of assets	—	797
Deferred rent expense	(637)	738
Stock-based compensation	1,039	3,348
Deferred tax benefit	(2,171)	(3,179)
Decrease in accounts receivable	1,945	2,468
Increase in inventories	(9,816)	(12,330)
Increase in tuxedo rental product	(18,580)	(19,114)
(Increase) decrease in other assets	3,257	(4,308)
Decrease in accounts payable and accrued expenses	(44,510)	(47,858)
Increase (decrease) in income taxes payable	6,241	(2,648)
Increase (decrease) in other liabilities	(570)	92

Net cash provided by operating activities	23,109	22,572

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(35,482)	(24,821)
Purchases of available-for-sale investments	(79,000)	(179,920)
Proceeds from sales of available-for-sale investments	75	72,795
Investment in trademarks, tradenames and other assets	(48)	(588)

Net cash used in investing activities	(114,455)	(132,534)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	21,393	5,160
Deferred financing costs	—	(100)
Cash dividends paid	—	(5,380)
Tax payments related to vested deferred stock units	—	(648)
Excess tax benefits from stock-based compensation	—	1,326
Purchase of treasury stock	(40,490)	(11,512)

Net cash used in financing activities	(19,097)	(11,154)

Effect of exchange rate changes	62	401

DECREASE IN CASH AND CASH EQUIVALENTS	(110,381)	(120,715)
Balance at beginning of period	165,008	200,226

Balance at end of period	$54,627	$79,511

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
     Certain previously reported amounts have been reclassified to conform to the current period presentation. Stock-based compensation and tuxedo rental product assets and amortization have been reclassified on the condensed consolidated statement of cash flows for the six months ended July 30, 2005 to conform to the current period’s presentation. Approximately $2.0 million and $2.4 million have been reclassified from accounts receivable to other current assets on the condensed consolidated balance sheets for the periods ended July 30, 2005 and January 29, 2006, respectively, to conform to the current period’s presentation. In addition, tuxedo rental product assets have been reclassified from other assets on the condensed consolidated balance sheets as of July 30, 2005 and January 29, 2006.
     During fiscal year 2004, we opened six new casual clothing/sportswear concept stores in order to test an expanded, more fashion-oriented merchandise concept for men and women. In March 2005, it was determined that no further investments would be made into these test concept stores and that the six stores opened in 2004 would be wound down over the course of fiscal 2005. All six of these stores were closed by June 30, 2005. Net operating losses from these stores reduced diluted earnings per share by $0.06 for the three months ended June 30, 2005 and $0.11 for the six months ended June 30, 2005.
     Our significant accounting policies are consistent with those discussed in our Annual Report on Form 10-K for the year ended January 28, 2006. The information below provides updating information with respect to those policies.
     Tuxedo Rental Product — Tuxedo rental product is amortized to cost of sales based on the cost of each unit rented. The cost of each unit rented is estimated based on the number of times the unit is expected to be rented and the average cost of the rental product. An estimate for lost and damaged rental product is also charged to cost of sales. Tuxedo rental product is amortized to expense generally over a two to three year period. Amortization expense was $5.9 million and $8.0 million for the three and six months ended July 30, 2005, respectively. Amortization expense was $6.2 million and $9.8 million for the three and six months ended July 29, 2006, respectively.
     Revenue Recognition — Clothing product revenue is recognized at the time of sale and delivery of merchandise, net of actual sales returns and a provision for estimated sales returns, and excludes sales taxes. Revenues from tuxedo rental, alteration and other services are recognized upon completion of the services. Proceeds from the sale of gift cards are recorded as a liability and are recognized as revenues when the cards are redeemed. We do not recognize revenue from unredeemed gift cards as these amounts are reflected as a liability until escheated in accordance with applicable laws.
     Stock Based Compensation — On January 29, 2006 we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes the fair value method for measurement and requires all entities to apply this fair value method in accounting for share-based payment transactions. The amount of compensation cost is measured based on the grant-date fair value of the instrument issued and is recognized over the vesting period.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Prior to the adoption of SFAS 123R, we accounted for share-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123R replaces SFAS 123 and supersedes APB 25. We adopted SFAS 123R using the modified prospective transition method; therefore results from prior periods have not been restated. Under this transition method, stock-based compensation expense recognized in fiscal 2006 includes: (i) compensation expense for share-based payment awards granted prior to, but not yet vested at January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and (ii) compensation expense for the share-based payment awards granted subsequent to January 29, 2006, based on the grant-date fair values estimated in accordance with the provisions of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R for the three and six months ended July 29, 2006 was $1.7 million and $3.3 million, respectively, which primarily related to stock options and deferred stock units. Stock-based compensation expense for the three and six months ended July 30, 2005 was $1.0 million, which primarily related to deferred stock units.
     SFAS 123R requires companies to estimate the fair value of share-based payments on the grant-date using an option pricing model. Under SFAS 123, we used the Black-Scholes option pricing model for valuation of share-based awards for our pro forma information. Upon adoption of SFAS 123R, we elected to continue to use the Black-Scholes option pricing model for valuing awards. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period.
     Prior to the adoption of SFAS 123R, we presented all tax benefits resulting from the exercise of stock-based compensation as operating cash flows in the Condensed Consolidated Statement of Cash Flows. SFAS 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. For the six months ended July 29, 2006, excess tax benefits realized from the exercise of stock-based compensation was $1.3 million.
     Had we elected to apply the accounting standards of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”) in 2005, our net earnings and net earnings per share would have been approximately the pro forma amounts indicated below (in thousands, except per share data):

	For the Three	For the Six
	Months	Months
	Ended	Ended
	July 30,	July 30,
	2005	2005
Net earnings, as reported	$24,386	$47,090
Add: Stock-based compensation expense, net of tax included in reported net earnings	633	662
Deduct: Stock-based compensation expense, net of tax determined under fair-value based method	(1,206)	(2,265)

Pro forma net earnings	$23,813	$45,487

Net earnings per share:
As reported:
Basic	$0.45	$0.87
Diluted	$0.43	$0.84

Pro forma:
Basic	$0.44	$0.84
Diluted	$0.42	$0.81
     Refer to Note 9 for additional disclosures regarding stock-based compensation.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Recently Issued Accounting Pronouncements — In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs — an Amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 was effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a material impact on our financial position, results of operations or cash flows.
     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections–A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 requires retrospective application to prior period financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on our financial position, results of operations or cash flows.
     In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-06”). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance was effective for periods beginning after June 29, 2005. The adoption of EITF 05-06 did not have a material impact on our financial position, results of operations or cash flows.
     In October 2005, the FASB issued FSP No. FAS 13-1 (“FSP 13-1”), “Accounting for Rental Costs Incurred during a Construction Period,” which requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. This FSP was effective for reporting periods beginning after December 15, 2005, with early adoption permitted. We adopted FSP 13-1 at the beginning of fiscal 2006, at which time we ceased capitalizing rent expense on those leases with properties under construction. We estimate that the adoption of FSP 13-1 will result in additional expenses of $2.0 million to $3.0 million in fiscal 2006. The impact of the adoption of FSP 13-1 for the six months ended July 29, 2006 was approximately $0.9 million of additional expense.
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective as of the beginning of fiscal years that begin after December 15, 2006. We are currently evaluating the impact that the adoption of FIN 48 will have on our financial position, results of operations and cash flows.
     In June 2006, the EITF ratified its conclusion on EITF Issue No. 06-02 “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43,” “Accounting for Compensated Absences” (“EITF 06-02”). EITF 06-02 requires that compensation expense associated with a sabbatical leave, or other similar benefit arrangement, be accrued over the requisite service period during which an employee earns the benefit. EITF 06-02 is effective for fiscal years beginning after December 15, 2006 and should be recognized as either a change in accounting principle through a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption or a change in accounting principle through retrospective application to all prior periods. We are currently evaluating the impact that the adoption of EITF 06-02 will have on our financial position, results of operations and cash flows.
     In June 2006, the EITF ratified its conclusion on EITF No. 06-03, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation),” (“EITF 06-03”). EITF 06-03 concluded that the presentation of taxes assessed by a governmental authority that is directly imposed

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
on a revenue-producing transaction between a seller and a customer such as sales, use, value added and certain excise taxes is an accounting policy decision that should be disclosed in a Company’s financial statements. Additionally, companies that record such taxes on a gross basis should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF 06-03 is effective for fiscal years beginning after December 15, 2006. The adoption of EITF 06-03 will have no effect on our financial position, results of operations or cash flows.
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

	For the Three Months		For the Six Months
	Ended		Ended
	July 30,	July 29,	July 30,	July 29,
	2005	2006	2005	2006
Net earnings	$24,386	$35,621	$47,090	$64,477

Basic weighted average common shares outstanding	54,235	53,260	54,245	53,196
Effect of dilutive securities:
Convertible Notes	668	557	334	661
Stock options and equity-based compensation	1,587	707	1,583	765

Diluted weighted average common shares outstanding	56,490	54,524	56,162	54,622

Net earnings per share:
Basic	$0.45	$0.67	$0.87	$1.21

Diluted	$0.43	$0.65	$0.84	$1.18

3. Dividends
     On June 13, 2005, we effected a three-for-two stock split by paying a 50% stock dividend to shareholders of record as of May 31, 2005.
     In January 2006, our Board of Directors declared our first quarterly cash dividend of $0.05 per share of our common stock. The dividend was paid on March 31, 2006 and totaled $2.7 million. In April 2006, our Board of Directors declared a quarterly cash dividend of $0.05 per share of our common stock. The dividend was paid on June 30, 2006 and totaled $2.7 million. In July 2006, our Board of Directors declared a quarterly cash dividend of $0.05 per share of our common stock payable on September 29, 2006 to shareholders of record at the close of business on September 18, 2006. The dividend payout is estimated to be approximately $2.7 million and is included in accrued expenses as of July 29, 2006.
4. Accounting For Derivative Instruments and Hedging
     In connection with our direct sourcing program, we may enter into purchase commitments that are denominated in a foreign currency (primarily the Euro). Our practices include entering into foreign currency forward exchange contracts to minimize foreign currency exposure related to forecasted purchases of certain inventories. Under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), such

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
contracts have been designated as and accounted for as cash flow hedges. The settlement terms of the forward contracts, including amount, currency and maturity, correspond with payment terms for the merchandise inventories. Any ineffective portion (arising from the change in the difference between the spot rate and the forward rate) of a hedge is reported in earnings immediately. At July 30, 2005, we had 14 contracts maturing in varying increments to purchase an aggregate notional amount of $5.6 million in foreign currency, maturing at various dates through April 2006. At July 29, 2006, we had two contracts maturing in varying increments to purchase an aggregate notional amount of $0.8 million in foreign currency, maturing at various dates through September 2006. During the first six months of 2005 and 2006, we recognized a pre-tax $50 thousand loss and $2 thousand gain, respectively, from hedge ineffectiveness.
     The changes in the fair value of the foreign currency forward exchange contracts are matched to inventory purchases by period and are recognized in earnings as such inventory is sold. The fair value of the forward exchange contracts is estimated by comparing the cost of the foreign currency to be purchased under the contracts using the exchange rates obtained under the contracts (adjusted for forward points) to the hypothetical cost using the spot rate at quarter end. We expect to recognize in earnings through September 2006 an immaterial amount of existing net gains presently deferred in accumulated other comprehensive income.
5. Comprehensive Income and Supplemental Cash Flows
     Our comprehensive income is as follows (in thousands):

	For the Three Months		For the Six Months
	Ended		Ended
	July 30,	July 29,	July 30,	July 29,
	2005	2006	2005	2006
Net earnings	$24,386	$35,621	$47,090	$64,477
Change in derivative fair value, net of tax	(248)	3	(396)	22
Currency translation adjustments, net of tax	3,454	(1,141)	1,603	1,063

Comprehensive income	$27,592	$34,483	$48,297	$65,562

     We paid cash during the first six months of 2005 of $2.3 million for interest and $23.0 million for income taxes, compared with $4.0 million for interest and $42.6 million for income taxes during the first six months of 2006. We had non-cash investing and financing activities resulting from the tax benefit recognized upon exercise of stock-based compensation of $8.3 million and $2.1 million for the first six months of 2005 and 2006, respectively, and from the issuance of treasury stock to the employee stock ownership plan of $1.5 million and $2.0 million for the first six months of 2005 and 2006, respectively. We had non-cash investing and financing activities resulting from cash dividends declared of $2.7 million for the first six months of 2006.
     We had capital expenditure purchases accrued in accounts payable and accrued expenses of approximately $2.3 million at July 29, 2006.
6. Goodwill and Other Intangible Assets
     Changes in the net carrying amount of goodwill for the year ended January 28, 2006 and for the six months ended July 29, 2006 are as follows (in thousands):

Balance, January 29, 2005	$55,824
Translation adjustment	1,777

Balance, January 28, 2006	$57,601
Translation adjustment	377

Balance, July 29, 2006	$57,978

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The gross carrying amount and accumulated amortization of our other intangibles, which are included in other assets in the accompanying balance sheet, are as follows (in thousands):

	For the Six Months		For the Year
	Ended		Ended
	July 30,	July 29,	January 28,
	2005	2006	2006
Trademarks, tradenames and other intangibles	$9,733	$9,916	$9,733
Accumulated amortization	(3,752)	(4,528)	(4,261)

Net total	$5,981	$5,388	$5,472

     The pretax amortization expense associated with intangible assets totaled approximately $445,000 and $407,000 for the six months ended July 30, 2005 and July 29, 2006, respectively, and approximately $954,000 for the year ended January 28, 2006. Pretax amortization associated with intangible assets at July 29, 2006 is estimated to be $479,000 for the remainder of fiscal year 2006, $808,000 for each of the fiscal years 2007 and 2008, $791,000 for fiscal year 2009 and $559,000 for fiscal year 2010.
7. Long-Term Debt
     On December 21, 2005, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with a group of banks to amend and restate our existing revolving credit facility that was scheduled to mature on July 7, 2009. The Credit Agreement provides us with a $100.0 million senior secured revolving credit facility that can be expanded to $150.0 million upon additional lender commitments and includes a sublimit for the issuance of letters of credit. In addition, the Credit Agreement provided our Canadian subsidiaries with senior secured term loans in the aggregate equivalent of US$75.0 million. The proceeds of the Canadian term loan were used to fund the repatriation of US$74.7 million of Canadian earnings in January 2006 under the American Jobs Creation Act of 2004. The revolving credit facility and the Canadian term loan mature on February 10, 2011. The Credit Agreement is secured by the stock of certain of the Company’s subsidiaries. The Credit Agreement has several borrowing and interest rate options including the following indices: (i) an alternate base rate (equal to the greater of the prime rate or the federal funds rate plus 0.5%) or (ii) LIBO rate or (iii) CDO rate. Advances under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin up to 1.125%. The Credit Agreement also provides for fees applicable to unused commitments ranging from 0.100% to 0.175%. The effective interest rate for the Canadian term loan was 5.0% at July 29, 2006. As of July 29, 2006, there were no borrowings outstanding under the revolving credit facility and there was US$76.4 million outstanding under the Canadian term loan.
     The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain certain financial ratios. The restrictive provisions in the Credit Agreement were modified to afford us with greater operating flexibility than was provided for in our previous facility and to reflect an overall covenant structure that is generally representative of a commercial loan made to an investment-grade company. Our debt, however, is not rated, and we have not sought, and are not seeking, a rating of our debt. We were in compliance with the covenants in the Credit Agreement as of July 29, 2006.
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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     During certain periods, the Notes are convertible by holders into shares of our common stock at a conversion rate of 35.0815 shares of common stock per $1,000 principal amount of Notes, which is equivalent to a conversion price of $28.51 per share of common stock (subject to adjustment in certain events), under the following circumstances: (1) if the closing sale price of our common stock issuable upon conversion exceeds 120% of the conversion price under specified conditions; (2) if we call the Notes for redemption; or (3) upon the occurrence of specified corporate transactions. Upon conversion of the Notes, in lieu of delivering common stock we may, at our election, deliver cash or a combination of cash and common stock. However, on January 28, 2005, we entered into a supplemental indenture relating to the Notes and irrevocably elected to settle the principal amount at issuance of such Notes in 100% cash when they become convertible and are surrendered by the holders thereof. The Notes are general senior unsecured obligations, ranking on parity in right of payment with all our existing and future unsecured senior indebtedness and our other general unsecured obligations, and senior in right of payment with all our future subordinated indebtedness. The Notes are effectively subordinated to all of our senior secured indebtedness and all indebtedness and liabilities of our subsidiaries.
     On May 19, 2006, we issued a press release announcing that, as a result of the closing sale price of the Company’s common stock exceeding 120% of the conversion price for the Company’s 3.125% Convertible Senior Notes due 2023 for the requisite number of days set forth in the indenture governing such Notes, the Notes were convertible during the conversion period beginning May 19, 2006 and ending August 17, 2006. As previously announced, we have irrevocably elected to settle the principal amount at issuance of the notes in cash when and if surrendered for conversion. No Notes were converted during the conversion period which ended August 17, 2006.
     We utilize letters of credit primarily to secure inventory purchases. At July 29, 2006, letters of credit totaling approximately $18.7 million were issued and outstanding.
8. Stock Repurchase Program
     In June 2004, the Board of Directors authorized a program for the repurchase of up to $50.0 million of our common stock in the open market or in private transactions. As of July 30, 2005, a total of 1,652,850 shares at a cost of $43.0 million were repurchased in open market transactions under this program at an average price per share of $26.00. During the six months ended July 30, 2005, a total of 1,503,750 shares at a cost of $40.5 million were repurchased under this program at an average price per share of $26.93.
     In May 2005, the Board of Directors approved a replenishment of our share repurchase program to $50.0 million by authorizing $43.0 million to be added to the remaining $7.0 million under the June 2004 authorization program. No shares were repurchased under this program as of July 30, 2005. During the six months ended January 28, 2006, a total of 1,696,000 shares at a cost of $49.8 million were repurchased under this program at an average price per share of $29.36.
     In January 2006, the Board of Directors authorized a new $100.0 million share repurchase program of our common stock. This authorization superceded the approximately $0.2 million we had remaining under the May 2005 authorization.
     The following table shows activity under the January 2006 treasury stock repurchase program for the six months ended July 29, 2006 (in thousands, except share data and average price per share):

			Average
			Price Per
	Shares	Cost	Share
Total shares repurchased as of January 28, 2006	—	$—	$—
Repurchases under the program in open market transactions	369,400	11,512	31.16

Total shares repurchased as of July 29, 2006	369,400	$11,512	$31.16

     The remaining balance available under the January 2006 authorization at July 29, 2006 is $88.5 million.

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
     Stock Options
     The following table summarizes stock option activity for the six months ended July 29, 2006:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value (000’s)
Outstanding at January 28, 2006	2,006,545	$15.58
Granted	—	—
Exercised	(265,613)	16.32
Forfeited or expired	(11,082)	11.71

Outstanding at July 29, 2006	1,729,850	$15.50	5.5 years	$25,347

Exercisable at July 29, 2006	840,356	$15.14	4.1 years	$12,602

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     No stock options were granted during the six months ended July 29, 2006. For the six months ended July 30, 2005, 4,500 stock options were granted, at a weighted-average fair value of $14.50 The fair value of the options is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for grants during the six months ended July 30, 2005: expected volatility of 48.86%, risk-free interest rates (U.S Treasury five year notes) of 3.95% and an expected life of six years. The expected volatility is based on historical volatility of our common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term represents the period of time the options are expected to be outstanding after their grant date. The total intrinsic value of options exercised during the six months ended July 30, 2005 and July 29, 2006 was $23.5 million and $5.1 million, respectively. As of July 29, 2006, we have unrecognized compensation expense related to nonvested stock options of approximately $3.9 million which is expected to be recognized over a weighted average period of 3.1 years.
Restricted Stock and Deferred Stock Units
     The following table summarizes restricted stock and deferred stock unit activity for the six months ended July 29, 2006:

		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 28, 2006	512,888	$28.35
Granted	79,852	35.31
Vested	(65,485)	27.79
Forfeited	(11,160)	28.01

Nonvested at July 29, 2006	516,095	$29.50

     For the six months ended July 29, 2006, we granted 79,852 deferred stock units at a weighted-average grant date fair value of $35.31. For the six months ended July 30, 2005, we granted 414,210 deferred stock units at a weighted-average grant date fair value of $27.77. As of July 29, 2006, we have unrecognized compensation expense related to nonvested restricted stock and deferred stock units of approximately $11.2 million which is expected to be recognized over a weighted average period of 2.7 years. The total fair value of shares vested during the six months ended July 29, 2006, was $2.3 million. No shares vested during the six months ended July 30, 2005. At July 29, 2006, there were total nonvested shares of 516,095, including 105,800 nonvested restricted stock shares. No shares of restricted stock were granted, vested or forfeited during the six months ended July 29, 2006.
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
     The fair value of ESDP shares is estimated using the Black-Scholes option pricing model in the quarter that the purchase occurs with the following weighted average assumptions:

	For The Three	For The Six
	Months Ended	Months Ended
	July 29, 2006	July 29, 2006
Risk-free interest rates	4.63%	4.59%
Expected lives	0.25	0.25
Dividend yield	0.59%	0.60%
Expected volatility	46.53%	42.06%

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The assumptions presented in the table above represent the weighted average of the applicable assumptions used to value ESDP shares. Expected volatility is based on historical volatility of our common stock. The expected term represents the time in the offering period. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is based on the average of the annual dividend divided by the market price of our common stock at the time of declaration.
     During the six months ended July 29, 2006, employees purchased 32,011 shares under the ESDP, the weighted-average fair value of which was $25.98 per share. We recognized approximately $0.4 million of stock-based compensation expense related to the ESDP for the six months ended July 29, 2006. As of July 29, 2006, 1,561,148 shares were reserved for future issuance under the ESDP.
10. Legal Matters
     We are involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of our business. Management believes that none of these matters will have a material adverse effect on our financial position, results of operations or cash flows.
11. Supplemental Sales Information

	For the Three Months Ended		For the Six Months Ended
	July 30,	July 29,	July 30,	July 29,
(In thousands)	2005	2006	2005	2006
Men’s clothing product revenues	$344,747	$370,360	$693,096	$734,472
Tuxedo rental revenues	36,614	44,719	56,165	69,915
Alteration service revenues	20,561	24,316	41,297	46,706
Other clothing product revenues	17,478	16,570	36,475	34,878
Other service revenues	4,176	4,622	8,192	9,180

Net sales	$423,576	$460,587	$835,225	$895,151

Net sales by brand:
MW	$274,451	$292,745	$546,256	$582,506
K&G	90,160	98,269	189,136	198,309
Moores	54,003	64,951	89,850	105,156
Other	4,962	4,622	9,983	9,180

	$423,576	$460,587	$835,225	$895,151

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
     The following table presents information with respect to retail apparel stores in operation during each of the respective fiscal periods:

	For the Three Months		For the Six Months		For the Year
	Ended		Ended		Ended
	July 30,	July 29,	July 30,	July 29,	January 28,
	2005	2006	2005	2006	2006
Stores open at beginning of period:	710	725	707	719	707
Opened	3	12	8	18	18
Closed	—	(2)	(2)	(2)	(6)

Stores open at end of period	713	735	713	735	719

Stores open at end of period:
U.S. —
Men’s Wearhouse	523	534	523	534	526
K&G	76	85	76	85	77

	599	619	599	619	603
Canada — Moores	114	116	114	116	116

	713	735	713	735	719

     In connection with our strategy of testing opportunities to market complementary products and services, in December 2003 and in September 2004 we acquired the assets and operating leases for 13 and 11, respectively, retail dry cleaning and laundry facilities operating in the Houston, Texas area. We launched a rebranding campaign for these facilities in March 2005. We may open or acquire additional facilities on a limited basis during 2006 as we continue to test market and evaluate the feasibility of developing a national retail dry cleaning and laundry line of business. As of July 29, 2006, we are operating 27 retail dry cleaning and laundry facilities.
     During fiscal year 2004, we opened six new casual clothing/sportswear concept stores in order to test an expanded, more fashion-oriented merchandise concept for men and women. In March 2005, it was determined that no further investments would be made into these test concept stores and that the six stores opened in 2004 would be wound down over the course of fiscal 2005. All six of these stores were closed by June 30, 2005. Net operating losses from these stores reduced diluted earnings per share by $0.06 for the three months ended June 30, 2005 and $0.11 for the six months ended June 30, 2005.
     During the fourth quarter of fiscal 2004, we opened two test bridal stores in the San Francisco Bay Area in order to test additional opportunities in the bridal industry. These stores are located contiguous to existing Men’s Wearhouse stores. A decision has been made to exit the test of these bridal stores and to close both locations by the third quarter of fiscal 2006. As of July 29, 2006, only one of these bridal stores remained in operation.

Results of Operations
     Three Months Ended July 30, 2005 and July 29, 2006
     The Company’s net sales increased $37.0 million, or 8.7%, to $460.6 million for the three months ended July 29, 2006 due mainly to a $28.5 million increase in clothing and alteration sales and an $8.1 million increase in tuxedo rental revenues. The components of this $37.0 million increase in net sales are as follows:

( in millions)	Amount Attributed to

$16.6	3.7% and 7.3% increase in comparable sales for US and Canadian stores, respectively, in the three months ended July 29, 2006 compared to the three months ended July 30, 2005.
5.2	Increase from net sales of stores opened in 2005, relocated stores and expanded stores not yet included in comparable sales.
7.1	Net sales from 12 new stores opened in 2006.
4.0	Increase from other sales.
(1.8)	Closed stores in 2005 and 2006.
5.9	Effect of exchange rate changes.
$37.0	Total
     Our U.S. comparable store sales increased 3.7%. The average ticket for clothing sales increased at both our Men’s Wearhouse and K&G stores. We also continued to experience growth in our tuxedo rental business at our Men’s Wearhouse stores. In Canada, comparable store sales increased 7.3% primarily as a result of an improved average ticket for clothing as well as continued growth in our tuxedo rental business. As a percentage of total revenues, combined U.S. and Canadian tuxedo rental revenues increased from 8.6% in the second quarter of 2005 to 9.7% in the second quarter of 2006.
     Gross margin increased $30.8 million or 18.3% from the same prior year quarter to $199.1 million in the second quarter of 2006. As a percentage of sales, gross margin increased from 39.7% in the second quarter of 2005 to 43.2% in the second quarter of 2006. This increase in gross margin percentage resulted mainly from improvements in merchandise margins related to lower product costs and continued growth in our tuxedo rental business, which carries a significantly higher incremental gross margin impact than our traditional businesses. This increase in the gross margin percentage was partially offset by an increase in occupancy cost, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, from the second quarter of 2005 to the second quarter of 2006. On an absolute dollar basis, occupancy costs increased by 8.8% from second quarter of 2005 to the second quarter of 2006 due mainly to higher rent expense from our increased store count and renewals of existing leases at higher rates.
     Selling, general and administrative (“SG&A”) expenses increased to $143.5 million in the second quarter of 2006 from $129.9 million in the second quarter of 2005, an increase of $13.6 million or 10.5%. As a percentage of sales, these expenses increased from 30.7% in the second quarter of 2005 to 31.2% in the second quarter of 2006. The components of this 0.5% net increase in SG&A expenses as a percentage of net sales are as follows:

%	Attributed to

(0.6)
Decrease in advertising expenses as a percentage of sales from 3.6% for the second quarter of 2005 to 3.0% for the second quarter of 2006. On an absolute dollar basis, advertising expense decreased $1.1 million.

0.1
Increase in store salaries as a percentage of sales from 12.5% in the second quarter of 2005 to 12.6% in the second quarter of 2006. Store salaries on an absolute dollar basis increased $5.2 million primarily due to increased commissions associated with higher sales and increased base salaries.

1.0
Increase in other SG&A expenses as a percentage of sales from 14.6% for the second quarter of 2005 to 15.6% for the second quarter of 2006. On an absolute dollar basis, other SG&A expenses increased $9.5 million primarily as a result of continued growth in our tuxedo rental business, increased base salaries and stock based compensation recorded in connection with the adoption of SFAS 123R. These increases were offset in part by the absence in the current year of costs associated with the closure of our R&D casual clothing/sportswear concept stores incurred in the second quarter of 2005.

0.5%	Total

     Interest expense increased from $1.5 million in the second quarter of 2005 to $2.3 million in the second quarter of 2006 while interest income increased from $0.8 million in the second quarter of 2005 to $2.8 million in the second quarter of 2006. Weighted average borrowings outstanding increased from $130.0 million in the second quarter of 2005 to $206.4 million for the second quarter of 2006, and the weighted average interest rate on outstanding indebtedness increased from 3.4% to 3.8%. The increase in weighted average borrowings is due to Canadian term loan borrowings of US$75.0 million in January 2006 that were used to fund the repatriation of foreign earnings from our Canadian subsidiaries under the American Jobs Creation Act of 2004. The increase in interest income primarily relates to increases in our average cash and short-term investment balances and in higher interest rates. See “Liquidity and Capital Resources” discussion herein.
     Our effective income tax rate increased from 35.3% for the second quarter of 2005 to 36.5% for the second quarter of 2006. The effective tax rate was higher than the statutory U.S. federal rate of 35% primarily due to the effect of state income taxes.
     These factors resulted in net earnings of $35.6 million or 7.7% of net sales for the second quarter of 2006, compared with net earnings of $24.4 million or 5.8% of net sales for the second quarter of 2005.
     Six Months Ended July 30, 2005 and July 29, 2006
     The Company’s net sales increased $59.9 million, or 7.2%, to $895.2 million for the six months ended July 29, 2006 due mainly to a $45.2 million increase in clothing and alteration sales and a $13.8 million increase in tuxedo rental revenues. The components of this $59.9 million increase in net sales are as follows:

( in millions)	Amount Attributed to

$27.1	3.2% and 6.0% increase in comparable sales for US and Canadian stores, respectively, in the first six months of 2006 compared to the first six months of 2005.
14.7	Increase from net sales of stores opened in 2005, relocated stores and expanded stores not yet included in comparable sales.
8.2	Net sales from 18 new stores opened in 2006.
6.3	Increase from other sales.
(4.7)	Closed stores in 2005 and 2006.
8.3	Effect of exchange rate changes.
$59.9	Total
     Our U.S. comparable store sales increased 3.2% as a result of an improvement in the clothing average ticket at both Men’s Wearhouse and K&G stores, increased traffic at our Men’s Wearhouse stores and continued growth in our tuxedo rental business at our Men’s Wearhouse stores. In Canada, comparable store sales increased 6.0% primarily as a result of an improved average ticket for clothing as well as continued growth in our tuxedo rental business. As a percentage of total revenues, combined U.S. and Canadian tuxedo rental revenues increased from 6.7% in the first six months of 2005 to 7.8% in the first six months of 2006.
     Gross margin increased $47.9 million or 14.3% over the same prior year period to $382.0 million for the first six months of 2006. As a percentage of sales, gross margin increased from 40.0% for the first six months of 2005 to 42.7% for the first six months of 2006. This increase in gross margin percentage resulted mainly from improvements in merchandise margins related to lower product costs and continued growth in our tuxedo rental business, which carries a significantly higher incremental gross margin impact than our traditional businesses. This increase in the gross margin percentage was partially offset by an increase in occupancy cost, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, from the first six months of 2005 to the first six months of 2006. On an absolute dollar basis, occupancy costs increased by 10.0% from the first six months of 2005 to the first six months of 2006 due mainly to higher rent expense from our increased store count and renewals of existing leases at higher rates.

     Selling, general and administrative (“SG&A”) expenses increased to $280.0 million in the first six months of 2006 from $258.8 million in the first six months of 2005, an increase of $21.2 million or 8.2%. As a percentage of sales, these expenses increased from 31.0% in the first six months of 2005 to 31.3% in the first six months of 2006. The components of this 0.3% net increase in SG&A expenses as a percentage of net sales are as follows:

%	Attributed to

(0.3)
Decrease in advertising expenses as a percentage of sales from 3.7% for the first six months of 2005 to 3.4% for the first six months of 2006. On an absolute dollar basis, advertising expense decreased $0.5 million.

0.1
Increase in store salaries as a percentage of sales from 12.5% in the first six months of 2005 to 12.6% in the first six months of 2006. Store salaries on an absolute dollar basis increased $8.7 million primarily due to increased commissions associated with higher sales and increased base salaries.

0.5
Increase in other SG&A expenses as a percentage of sales from 14.8% for the first six months of 2005 to 15.3% for the first six months of 2006. On an absolute dollar basis, other SG&A expenses increased $13.0 million primarily as a result of continued growth in our tuxedo rental business, increased base salaries and stock based compensation recorded in connection with the adoption of SFAS 123R. These increases were offset in part by the absence in the current year of costs associated with the closure of our R&D casual clothing/sportswear concept stores incurred in the first six months of 2005.

0.3%	Total
     Interest expense increased from $3.0 million for the first six months of 2005 to $4.5 million in the first six months of 2006 while interest income increased from $1.6 million for the first six months of 2005 to $4.8 million for the first six months of 2006. Weighted average borrowings outstanding increased from $130.0 million in the prior year to $206.4 million for the first six months of 2006, and the weighted average interest rate on outstanding indebtedness increased from 3.4% to 3.8%. The increase in weighted average borrowings is due to Canadian term loan borrowings of US$75.0 million in January 2006 that were used to fund the repatriation of foreign earnings from our Canadian subsidiaries under the American Jobs Creation Act of 2004. The increase in interest income primarily relates to increases in our average cash and short-term investment balances and in higher interest rates. See “Liquidity and Capital Resources” discussion herein.
     Our effective income tax rate increased from 36.2% for the first six months of 2005 to 37.0% for the first six months of 2006. The effective tax rate was higher than the statutory U.S. federal rate of 35% primarily due to the effect of state income taxes.
     These factors resulted in net earnings of $64.5 million or 7.2% of net sales for the first six months of 2006, compared with net earnings of $47.1 million or 5.6% of net sales for the first six months of 2005.
Liquidity and Capital Resources
     On December 21, 2005, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with a group of banks to amend and restate our existing revolving credit facility that was scheduled to mature on July 7, 2009. The Credit Agreement provides us with a $100.0 million senior secured revolving credit facility that can be expanded to $150.0 million upon additional lender commitments and includes a sublimit for the issuance of letters of credit. In addition, the Credit Agreement provided our Canadian subsidiaries with senior secured term loans in the aggregate equivalent of US$75.0 million. The proceeds of the Canadian term loan were used to fund the repatriation of US$74.7 million of Canadian earnings in January 2006 under the American Jobs Creation Act of 2004. The revolving credit facility and the Canadian term loan mature on February 10, 2011. The Credit Agreement is secured by the stock of certain of the Company’s subsidiaries. The Credit Agreement has several borrowing and interest rate options including the following indices: (i) an alternate base rate (equal to the greater of the prime rate or the federal funds rate plus 0.5%) or (ii) LIBO rate or (iii) CDO rate. Advances under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin up to 1.125%. The Credit Agreement also provides for fees applicable to unused commitments ranging from 0.100% to 0.175%. The effective interest rate for the Canadian term loan was 5.0% at July 29, 2006. As of July 29, 2006, there were no borrowings outstanding under the revolving credit facility and there was US$76.4 million outstanding under the Canadian term loan.

     The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain certain financial ratios. The restrictive provisions in the Credit Agreement were modified to afford us with greater operating flexibility than was provided for in our previous facility and to reflect an overall covenant structure that is generally representative of a commercial loan made to an investment-grade company. Our debt, however, is not rated, and we have not sought, and are not seeking, a rating of our debt. We were in compliance with the covenants in the Credit Agreement as of July 29, 2006.
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
     During certain periods, the Notes are convertible by holders into shares of our common stock at a conversion rate of 35.0815 shares of common stock per $1,000 principal amount of Notes, which is equivalent to a conversion price of $28.51 per share of common stock (subject to adjustment in certain events), under the following circumstances: (1) if the closing sale price of our common stock issuable upon conversion exceeds 120% of the conversion price under specified conditions; (2) if we call the Notes for redemption; or (3) upon the occurrence of specified corporate transactions. Upon conversion of the Notes, in lieu of delivering common stock we may, at our election, deliver cash or a combination of cash and common stock. However, on January 28, 2005, we entered into a supplemental indenture relating to the Notes and irrevocably elected to settle the principal amount at issuance of such Notes in 100% cash when they become convertible and are surrendered by the holders thereof. The Notes are general senior unsecured obligations, ranking on parity in right of payment with all our existing and future unsecured senior indebtedness and our other general unsecured obligations, and senior in right of payment with all our future subordinated indebtedness. The Notes are effectively subordinated to all of our senior secured indebtedness and all indebtedness and liabilities of our subsidiaries.
     On May 19, 2006, we issued a press release announcing that, as a result of the closing sale price of the Company’s common stock exceeding 120% of the conversion price for the Company’s 3.125% Convertible Senior Notes due 2023 for the requisite number of days set forth in the indenture governing such Notes, the Notes were convertible during the conversion period beginning May 19, 2006 and ending August 17, 2006. As previously announced, we have irrevocably elected to settle the principal amount at issuance of the notes in cash when and if surrendered for conversion. No Notes were converted during the conversion period which ended on August 17, 2006.
     We utilize letters of credit primarily to secure inventory purchases. At July 29, 2006, letters of credit totaling approximately $18.7 million were issued and outstanding.
     On June 13, 2005, we effected a three-for-two stock split by paying a 50% stock dividend to shareholders of record as of May 31, 2005.
     In January 2006, our Board of Directors declared our first quarterly cash dividend of $0.05 per share of our common stock. The dividend was paid on March 31, 2006 and totaled $2.7 million. In April 2006, our Board of Directors declared a quarterly cash dividend of $0.05 per share of our common stock. The dividend was paid on June 30, 2006 and totaled $2.7 million. In July 2006, our Board of Directors declared a quarterly cash dividend of $0.05 per share of our common stock payable on September 29, 2006 to shareholders of record at the close of business on September 18, 2006. The dividend payout is estimated to be approximately $2.7 million and is included in accrued expenses as of July 29, 2006.

     Our primary sources of working capital are cash flow from operations and, if necessary, borrowings under the Credit Agreement. We had working capital of $543.1 million at July 29, 2006, which is up from $491.5 million at January 28, 2006 and up from $409.7 million at July 30, 2005. Historically, our working capital has been at its lowest level in January and February, and has increased through November as inventory buildup occurs in preparation for the fourth quarter selling season. The $51.6 million increase in working capital at July 29, 2006 compared to January 28, 2006 resulted from the following:

( in millions)	Amount Attributed to

(13.6)	Decrease in cash and short-term investments due mainly to purchases of treasury stock.
12.3	Increase in inventories due to seasonal inventory buildup and square footage growth of 4.8%.
37.8	Decrease in accounts payable due to seasonal timing of payments.
10.1	Decrease in accrued expenses due to payment of bonuses and contributions to the employee stock ownership plan.
5.0	Other items.
$51.6	Total
     Our operating activities provided net cash of $23.1 million during the first six months of 2005, due mainly to net earnings, adjusted for non-cash charges, and an increase in income taxes payable, offset by increases in inventories and tuxedo rental product and a decrease in accounts payable and accrued expenses. During the first six months of 2006, our operating activities provided net cash of $22.6 million, due mainly to net earnings, adjusted for non-cash charges, offset by increases in inventories and tuxedo rental product and a decrease in accounts payable and accrued expenses. The decrease in accounts payable and accrued expenses in the first six months of 2005 was due to the timing of vendor payments and the payment of bonuses, legal settlements and fees accrued at the end of the year. Accounts payable and accrued expenses decreased in the first six months of 2006 due mainly do the timing of vendor payments and the payment of bonuses and the contribution to the employee stock ownership plan. Inventories increased in the first six months of 2005 and 2006 due mainly to seasonal inventory buildup and an increase in selling square footage. The increase in tuxedo rental product in the first six months of 2005 and 2006 is due to purchases of this product to support the continued growth in our tuxedo rental business. The increase in income taxes payable in the first six months of 2005 was due primarily to increased earnings.
     Our investing activities used net cash of $114.5 million and $132.5 million for the first six months of 2005 and 2006, respectively. Cash used in investing activities was primarily comprised of capital expenditures and net purchases of short-term investments of $78.9 million and $107.1 million for the first six months of 2005 and 2006, respectively. Short-term investments consist of auction rate securities which represent funds available for current operations. These securities have stated maturities beyond three months but are priced and traded as short-term instruments due to the liquidity provided through the interest rate mechanism of 7 to 35 days. As of July 30, 2005 and July 29, 2006, we held short-term investments of $78.9 million and $169.9 million, respectively. Our capital expenditures relate to costs incurred for stores opened, remodeled or relocated during the period or under construction at the end of the period, distribution facility additions and infrastructure technology investments. The increase in capital expenditures in the first six months of 2005 is mainly attributable to additions to the Canadian tuxedo distribution center purchased in January 2005 and additions to our Houston distribution center to further accommodate our current and future operations.
     Our financing activities used net cash of $19.1 million and $11.2 million for the first six months of 2005 and 2006, respectively. Cash used in financing activities was due mainly to purchases of treasury stock and, in 2006, cash dividends paid, offset by proceeds from the issuance of our common stock in connection with the exercise of stock options.
     In June 2004, the Board of Directors authorized a program for the repurchase of up to $50.0 million of our common stock in the open market or in private transactions. As of July 30, 2005, a total of 1,652,850 shares at a cost of $43.0 million were repurchased in open market transactions under this program at an average price per share of $26.00. During the six months ended July 30, 2005, a total of 1,503,750 shares at a cost of $40.5 million were repurchased under this program at an average price per share of $26.93.
     In May 2005, the Board of Directors approved a replenishment of our share repurchase program to $50.0 million by authorizing $43.0 million to be added to the remaining $7.0 million under the June 2004 authorization program. No shares were repurchased under this program as of July 30, 2005. During the six months ended January 28, 2006, a total of 1,696,000 shares at a cost of $49.8 million were repurchased under this program at an average price per share of $29.36.

     In January 2006, the Board of Directors authorized a new $100.0 million share repurchase program of our common stock. This authorization superceded the approximately $0.2 million we had remaining under the May 2005 authorization. As of July 29, 2006, a total of 369,400 shares at a cost of $11.5 million were repurchased in open market transactions under this program at an average price per share of $31.16. The remaining balance available under the January 2006 authorization at July 29, 2006 is $88.5 million.
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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are subject to exposure from fluctuations in U.S. dollar/Euro exchange rates. As further described in Note 4 of Notes to Condensed Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Information and Results of Operations – Liquidity and Capital Resources”, we utilize foreign currency forward exchange contracts to limit exposure to changes in currency exchange rates. At July 30, 2005, we had 14 contracts maturing in varying increments to purchase an aggregate notional amount of $5.6 million in foreign currency, maturing at various dates through April 2006. At July 29, 2006, we had two contracts maturing in varying increments to purchase an aggregate notional amount of $0.8 million in foreign currency, maturing at various dates through September 2006. Unrealized pretax gains on these forward contracts totaled approximately $14 thousand at July 30, 2005 and approximately $5 thousand at July 29, 2006, respectively. A hypothetical 10% change in applicable July 29, 2006 forward rates could increase or decrease the July 29, 2006 unrealized pretax gain by approximately $80 thousand related to these positions. However, it should be noted that any change in the value of these contracts, whether real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged item.
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
     We are also subject to market risk from our Canadian term loan of US$76.4 million at July 29, 2006, which bears interest at CDOR plus an applicable margin (see Note 7 of Notes to Condensed Consolidated Financial Statements). An increase in market interest rates would increase our interest expense and our cash requirements for interest payments. For example, an average increase of 0.5% in the variable interest rate would increase our interest expense and payments by approximately $0.4 million.
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     The Company’s management, with the participation of the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the fiscal quarter ended July 29, 2006. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended July 29, 2006 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Controls over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended July 29, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table presents information with respect to purchases of common stock of the Company made during the quarter ended July 29, 2006 as defined by Rule 10b-18(a)(3) under the Exchange Act:

(c)
			Total	(d)
			Number of	Approximate
			Shares	Dollar Value of
			Purchased	Shares that
	(a)		as Part of	May Yet Be
	Total	(b)	Publicly	Purchased
	Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased	Per Share	Programs	Programs
(In thousands)
April 30, 2006 through May 27, 2006	—	—	—	$100,000

May 28, 2006 through July 1, 2006	137,900	$31.83	137,900	$95,611

July 2, 2006 through July 29, 2006	231,500	$30.77	231,500	$88,488

Total	369,400	$31.16	369,400	$88,488

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On June 21, 2006, the Company held its Annual Meeting of Shareholders. At the meeting, the shareholders voted on the election of eight directors of the Company to hold office until the next Annual Meeting of Shareholders or until their respective successors are duly elected and qualified. The eight nominees of the Board of Directors of the Company were elected at the meeting. The number of votes cast for and withheld as to each director nominee are as follows:

	Votes For	Votes Withheld
George Zimmer	46,631,911	1,330,050

David H. Edwab	46,254,331	1,707,630

Rinaldo S. Brutoco	46,448,504	1,513,457

Michael L. Ray, Ph.D.	46,800,923	1,161,038

Sheldon I. Stein	46,800,861	1,161,100

Kathleen Mason	35,370,762	12,591,199

Deepak Chopra, M.D.	47,140,905	821,056

William B. Sechrest	45,076,234	2,885,727

ITEM 6 — EXHIBITS

Exhibit
Number		Exhibit Index

10.1	—	Split-Dollar Agreement dated as of June 21, 2006, by and between The Men’s Wearhouse, Inc. and George Zimmer (filed herewith).

31.1	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

31.2	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).

32.1	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

32.2	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 7, 2006	THE MEN’S WEARHOUSE, INC.

	By	/s/ NEILL P. DAVIS
Neill P. Davis
Executive Vice President, Chief Financial Officer,
Treasurer and Principal Financial Officer

EXHIBIT INDEX

Exhibit
Number		Exhibit Index

10.1	—	Split-Dollar Agreement dated as of June 21, 2006, by and between The Men’s Wearhouse, Inc. and George Zimmer (filed herewith).

31.1	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

31.2	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).

32.1	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

32.2	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).