Form 10-Q/A
period 2006-07-29
MENS WEARHOUSE INC
filed 2006-12-05
CIK 884217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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

Explanatory Note
     This Amendment on Form 10-Q/A to our Quarterly Report on Form 10-Q for the three and six months ended July 29, 2006, originally filed with the United States Securities and Exchange Commission (“SEC”) on September 7, 2006, is being filed to remove the first two paragraphs of Part I, Item 1 included in our September 7, 2006 filing and to add disclosure of revenues from the sale of men’s tailored and non-tailored product to Note 11 of the financial statement footnotes. The SEC’s review of the Company’s 2005 Annual Report on Form 10-K has been concluded and our independent auditors have completed their review of the interim financial results included in this Quarterly Report.
     All other information contained in our September 7, 2006 filing remains unchanged. For the convenience of the reader, our entire Quarterly Report for the three and six months ended July 29, 2006 is included in this Amendment.

REPORT INDEX

1

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
     Had we elected to apply the accounting standards of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”) in 2005, our net earnings and net earnings per share would have been approximately the pro forma amounts indicated below (in thousands, except per share data):

	For the Three Months	For the Six Months
	Ended	Ended
	July 30, 2005	July 30, 2005

Net earnings, as reported	$24,386	$47,090
Add: Stock-based compensation expense, net of tax included in reported net earnings	633	662
Deduct: Stock-based compensation expense, net of tax determined under fair-value based method	(1,206)	(2,265)

Pro forma net earnings	$23,813	$45,487

Net earnings per share:
As reported:
Basic	$0.45	$0.87
Diluted	$0.43	$0.84

Pro forma:
Basic	$0.44	$0.84
Diluted	$0.42	$0.81
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

	For the Three Months Ended		For the Six Months Ended
	July 30, 2005	July 29, 2006	July 30, 2005	July 29, 2006

Net earnings	$24,386	$35,621	$47,090	$64,477

Basic weighted average common shares outstanding	54,235	53,260	54,245	53,196
Effect of dilutive securities:
Convertible Notes	668	557	334	661
Stock options and equity-based compensation	1,587	707	1,583	765

Diluted weighted average common shares outstanding	56,490	54,524	56,162	54,622

Net earnings per share:
Basic	$0.45	$0.67	$0.87	$1.21

Diluted	$0.43	$0.65	$0.84	$1.18

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
5. Comprehensive Income and Supplemental Cash Flows
     Our comprehensive income is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 30, 2005	July 29, 2006	July 30, 2005	July 29, 2006

Net earnings	$24,386	$35,621	$47,090	$64,477
Change in derivative fair value, net of tax	(248)	3	(396)	22
Currency translation adjustments, net of tax	3,454	(1,141)	1,603	1,063

Comprehensive income	$27,592	$34,483	$48,297	$65,562

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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The gross carrying amount and accumulated amortization of our other intangibles, which are included in other assets in the accompanying balance sheet, are as follows (in thousands):

	For the Six Months Ended		For the Year Ended
	July 30, 2005	July 29, 2006	January 28, 2006
Trademarks, tradenames and other intangibles	$9,733	$9,916	$9,733
Accumulated amortization	(3,752)	(4,528)	(4,261)

Net total	$5,981	$5,388	$5,472

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
     Stock Options
     The following table summarizes stock option activity for the six months ended July 29, 2006:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate Intrinsic
Options	Shares	Price	Term	Value (000’s)
Outstanding at January 28, 2006	2,006,545	$15.58
Granted	—	—
Exercised	(265,613)	16.32
Forfeited or expired	(11,082)	11.71

Outstanding at July 29, 2006	1,729,850	$15.50	5.5 years	$25,347

Exercisable at July 29, 2006	840,356	$15.14	4.1 years	$12,602

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
     The fair value of ESDP shares is estimated using the Black-Scholes option pricing model in the quarter that the purchase occurs with the following weighted average assumptions:

	For The Three Months	For The Six Months
	Ended July 29, 2006	Ended July 29, 2006
Risk-free interest rates	4.63%	4.59%
Expected lives	0.25	0.25
Dividend yield	0.59%	0.60%
Expected volatility	46.53%	42.06%

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
11. Supplemental Sales Information

	For the Three Months Ended		For the Six Months Ended
	July 30,	July 29,	July 30,	July 29,
	2005	2006	2005	2006
(In thousands)
Men’s tailored clothing product	$192,048	$204,784	$386,612	$406,788
Men’s non-tailored clothing product	152,699	165,576	306,484	327,684
Tuxedo rental	36,614	44,719	56,165	69,915
Alteration services	20,561	24,316	41,297	46,706
Other clothing product	17,478	16,570	36,475	34,878
Other services	4,176	4,622	8,192	9,180

Net sales	$423,576	$460,587	$835,225	$895,151

Net sales by brand:
MW	$274,451	$292,745	$546,256	$582,506
K&G	90,160	98,269	189,136	198,309
Moores	54,003	64,951	89,850	105,156
Other	4,962	4,622	9,983	9,180

	$423,576	$460,587	$835,225	$895,151

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

	Votes For	Votes Withheld
George Zimmer	46,631,911	1,330,050
David H. Edwab	46,254,331	1,707,630
Rinaldo S. Brutoco	46,448,504	1,513,457
Michael L. Ray, Ph.D.	46,800,923	1,161,038
Sheldon I. Stein	46,800,861	1,161,100
Kathleen Mason	35,370,762	12,591,199
Deepak Chopra, M.D.	47,140,905	821,056
William B. Sechrest	45,076,234	2,885,727

ITEM 6 — EXHIBITS

Exhibit
Number		Exhibit Index

10.1	—	Split-Dollar Agreement dated as of June 21, 2006, by and between The Men’s Wearhouse, Inc. and George Zimmer (previously filed).

31.1	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

31.2	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).

32.1	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

32.2	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 5, 2006	THE MEN’S WEARHOUSE, INC.
	By	/s/ NEILL P. DAVIS
Neill P. Davis
Executive Vice President, Chief Financial Officer, Treasurer and Principal Financial Officer

EXHIBIT INDEX

Exhibit
Number		Exhibit Index

10.1	—	Split-Dollar Agreement dated as of June 21, 2006, by and between The Men’s Wearhouse, Inc. and George Zimmer (previously filed).

31.1	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

31.2	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).

32.1	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

32.2	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).