Form 10-Q
period 2006-10-28
MENS WEARHOUSE INC
filed 2006-12-07
CIK 884217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
     (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2006 or

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
     The number of shares of common stock of the Registrant, par value $.01 per share, outstanding at December 1, 2006 was 52,896,654, excluding 14,741,277 shares classified as Treasury Stock.

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
     Forward-looking statements are not guarantees of future performance and a variety of factors could cause actual results to differ materially from the anticipated or expected results expressed in or suggested by these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, domestic and international economic activity and inflation, our successful execution of internal operating plans and new store and new market expansion plans, including successful integration of acquisitions, performance issues with key suppliers, homeland security concerns, severe weather, foreign currency fluctuations, government export and import policies, aggressive advertising or marketing activities of competitors and legal proceedings. Future results will also be dependent upon our ability to continue to identify and complete successful expansions and penetrations into existing and new markets and our ability to integrate such expansions with our existing operations. Refer to “Risk Factors” in our Annual Report on Form 10-K for the year ended January 28, 2006 for a more complete discussion of these and other factors that might affect our performance and financial results. These forward-looking statements are intended to relay the Company’s expectations about the future, and speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.
PART I. FINANCIAL INFORMATION
ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GENERAL INFORMATION
     The condensed consolidated financial statements herein include the accounts of The Men’s Wearhouse, Inc. and its wholly owned subsidiaries (the “Company”) and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). As applicable under such regulations, certain information and footnote disclosures have been condensed or omitted. We believe that the presentation and disclosures herein are adequate to make the information not misleading, and the condensed consolidated financial statements reflect all elimination entries and normal adjustments which are necessary for a fair statement of the results for the three and nine months ended October 29, 2005 and October 28, 2006.
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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 29,	October 28,	January 28,
	2005	2006	2006
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,645	$75,093	$200,226
Short-term investments	69,925	180,275	62,775
Accounts receivable, net	15,676	17,671	16,837
Inventories	465,719	481,885	416,603
Other current assets	32,720	36,164	33,171

Total current assets	611,685	791,088	729,612

PROPERTY AND EQUIPMENT, net	269,629	277,510	269,586

GOODWILL	57,020	58,261	57,601
TUXEDO RENTAL PRODUCT, net	46,883	57,542	52,561
OTHER ASSETS, net	13,881	14,044	13,914

TOTAL	$999,098	$1,198,445	$1,123,274

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$141,152	$121,105	$125,064
Accrued expenses	70,621	78,691	91,935
Income taxes payable	16,608	18,699	21,086

Total current liabilities	228,381	218,495	238,085

LONG-TERM DEBT	130,000	207,310	205,251

DEFERRED TAXES AND OTHER LIABILITIES	50,446	49,216	52,405

Total liabilities	408,827	475,021	495,741

COMMITMENTS AND CONTINGENCIES (Note 7 and Note 10)

SHAREHOLDERS’ EQUITY:
Preferred stock	—	—	—
Common stock	670	676	671
Capital in excess of par	251,056	271,030	255,214
Retained earnings	584,599	702,828	614,680
Accumulated other comprehensive income	23,856	29,009	26,878

Total	860,181	1,003,543	897,443

Treasury stock, at cost	(269,910)	(280,119)	(269,910)

Total shareholders’ equity	590,271	723,424	627,533

TOTAL	$999,098	$1,198,445	$1,123,274

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 29,	October 28,	October 29,	October 28,
	2005	2006	2005	2006
Net sales:
Clothing product	$340,681	$366,409	$1,070,252	$1,135,759
Tuxedo rental, alteration and other services	52,014	63,659	157,668	189,460

Total net sales	392,695	430,068	1,227,920	1,325,219

Cost of sales:
Clothing product, including buying and distribution costs	160,446	162,795	517,146	517,564
Tuxedo rental, alteration and other services	26,318	28,696	78,872	86,063
Occupancy costs	48,102	53,199	139,994	154,262

Total cost of sales	234,866	244,690	736,012	757,889

Gross margin	157,829	185,378	491,908	567,330

Selling, general and administrative expenses	123,380	136,610	382,181	416,580

Operating income	34,449	48,768	109,727	150,750

Interest income	(557)	(2,461)	(2,122)	(7,249)
Interest expense	1,428	2,346	4,427	6,826

Earnings before income taxes	33,578	48,883	107,422	151,173

Provision for income taxes	9,499	17,109	36,253	54,922

Net earnings	$24,079	$31,774	$71,169	$96,251

Net earnings per share:
Basic	$0.45	$0.60	$1.32	$1.81

Diluted	$0.44	$0.58	$1.28	$1.76

Weighted average common shares outstanding:
Basic	53,661	53,098	54,050	53,163

Diluted	54,971	54,903	55,765	54,715

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended
	October 29,	October 28,
	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$71,169	$96,251

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	46,719	45,191
Tuxedo rental product amortization	11,944	14,627
Loss on disposition of assets	—	1,325
Deferred rent expense	(1,317)	1,180
Stock-based compensation	1,967	5,139
Deferred tax benefit	(343)	(4,873)
(Increase) decrease in accounts receivable	934	(797)
Increase in inventories	(56,175)	(63,578)
Increase in tuxedo rental product	(21,789)	(19,155)
(Increase) decrease in other assets	762	(2,687)
Decrease in accounts payable and accrued expenses	(2,705)	(20,642)
Increase (decrease) in income taxes payable	1,289	(1,288)
Increase (decrease) in other liabilities	(312)	120

Net cash provided by operating activities	52,143	50,813

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(52,109)	(47,552)
Purchases of available-for-sale investments	(99,000)	(197,920)
Proceeds from sales of available-for-sale investments	29,075	80,420
Investment in trademarks, tradenames and other assets	(69)	(913)

Net cash used in investing activities	(122,103)	(165,965)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	22,192	7,583
Deferred financing costs	—	(100)
Cash dividends paid	—	(8,072)
Tax payments related to vested deferred stock units	—	(670)
Excess tax benefits from stock-based compensation	—	1,931
Purchase of treasury stock	(90,280)	(11,512)

Net cash used in financing activities	(68,088)	(10,840)

Effect of exchange rate changes	685	859

DECREASE IN CASH AND CASH EQUIVALENTS	(137,363)	(125,133)
Balance at beginning of period	165,008	200,226

Balance at end of period	$27,645	$75,093

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
     Certain previously reported amounts have been reclassified to conform to the current period presentation. Stock-based compensation and tuxedo rental product assets and amortization have been reclassified on the condensed consolidated statement of cash flows for the nine months ended October 29, 2005 to conform to the current period’s presentation. Approximately $2.0 million and $2.4 million have been reclassified from accounts receivable to other current assets on the condensed consolidated balance sheets for the periods ended October 29, 2005 and January 29, 2006, respectively, to conform to the current period’s presentation. In addition, tuxedo rental product assets have been reclassified from other assets on the condensed consolidated balance sheets as of October 29, 2005 and January 29, 2006.
     During fiscal year 2004, we opened six new casual clothing/sportswear concept stores in order to test an expanded, more fashion-oriented merchandise concept for men and women. In March 2005, it was determined that no further investments would be made into these test concept stores and that the six stores opened in 2004 would be wound down over the course of fiscal 2005. All six of these stores were closed by June 30, 2005. Net operating losses from these stores reduced diluted earnings per share by $0.11 for the nine months ended October 29, 2005.
     Our significant accounting policies are consistent with those discussed in our Annual Report on Form 10-K for the year ended January 28, 2006. The information below provides updating information with respect to those policies.
     Tuxedo Rental Product — Tuxedo rental product is amortized to cost of sales based on the cost of each unit rented. The cost of each unit rented is estimated based on the number of times the unit is expected to be rented and the average cost of the rental product. An estimate for lost and damaged rental product is also charged to cost of sales. Tuxedo rental product is amortized to expense generally over a two to three year period. Amortization expense was $3.9 million and $11.9 million for the three and nine months ended October 29, 2005, respectively. Amortization expense was $4.8 million and $14.6 million for the three and nine months ended October 28, 2006, respectively.
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
     Stock Based Compensation — On January 29, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes the fair value method for measurement and requires all entities to apply this fair value method in accounting for share-based payment transactions. The amount of compensation cost is measured based on the grant-date fair value of the instrument issued and is recognized over the vesting period.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
     Prior to the adoption of SFAS 123R, we accounted for share-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123R replaces SFAS 123 and supersedes APB 25. We adopted SFAS 123R using the modified prospective transition method; therefore, results from prior periods have not been restated. Under this transition method, stock-based compensation expense recognized in fiscal 2006 includes: (i) compensation expense for share-based payment awards granted prior to, but not yet vested at, January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and (ii) compensation expense for the share-based payment awards granted subsequent to January 29, 2006, based on the grant-date fair values estimated in accordance with the provisions of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R for the three and nine months ended October 28, 2006 was $1.8 million and $5.1 million, respectively, which primarily related to stock options and deferred stock units. Stock-based compensation expense for the three and nine months ended October 29, 2005 was $0.9 million and $2.0 million, respectively, which primarily related to deferred stock units.
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
     Prior to the adoption of SFAS 123R, we presented all tax benefits resulting from the exercise of stock-based compensation as operating cash flows in the Condensed Consolidated Statement of Cash Flows. SFAS 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. For the nine months ended October 28, 2006, excess tax benefits realized from the exercise of stock-based compensation was $1.9 million.
     Had we elected to apply the accounting standards of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”) in 2005, our net earnings and net earnings per share would have been approximately the pro forma amounts indicated below (in thousands, except per share data):

	For the Three	For the Nine
	Months	Months
	Ended	Ended
	October 29,	October 29,
	2005	2005
Net earnings, as reported	$24,079	$71,169
Add: Stock-based compensation expense, net of tax included in reported net earnings	666	1,338
Deduct: Stock-based compensation expense, net of tax determined under fair-value based method	(1,374)	(3,641)

Pro forma net earnings	$23,371	$68,866

Net earnings per share:
As reported:
Basic	$0.45	$1.32
Diluted	$0.44	$1.28

Pro forma:
Basic	$0.44	$1.27
Diluted	$0.43	$1.23
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
     In October 2005, the FASB issued FSP No. FAS 13-1 (“FSP 13-1”), “Accounting for Rental Costs Incurred during a Construction Period,” which requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. This FSP was effective for reporting periods beginning after December 15, 2005, with early adoption permitted. We adopted FSP 13-1 at the beginning of fiscal 2006, at which time we ceased capitalizing rent expense on those leases with properties under construction. We estimate that the adoption of FSP 13-1 will result in additional expenses of $2.0 million to $3.0 million in fiscal 2006. The impact of the adoption of FSP 13-1 for the three and nine months ended October 28, 2006 was approximately $0.8 million and $1.7 million, respectively, of additional expense.
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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
     In June 2006, the EITF ratified its conclusion on EITF No. 06-03, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation),” (“EITF 06-03”). EITF 06-03 concluded that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer such as sales, use, value added and certain excise taxes is an accounting policy decision that should be disclosed in a Company’s financial statements. Additionally, companies that record such taxes on a gross basis should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF 06-03 is effective for fiscal years beginning after December 15, 2006. The adoption of EITF 06-03 will have no effect on our financial position, results of operations or cash flows.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that the adoption of SFAS 157 will have on our financial position, results of operations and cash flows.
     In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance regarding the consideration given to prior year misstatements when determining materiality in current year financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 is not expected to have a material impact on our financial position, results of operations and cash flows.
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

	For the Three Months		For the Nine Months
	Ended		Ended
	October 29,	October 28,	October 29,	October 28,
	2005	2006	2005	2006
Net earnings	$24,079	$31,774	$71,169	$96,251

Basic weighted average common shares outstanding	53,661	53,098	54,050	53,163
Effect of dilutive securities:
Convertible Notes	175	1,023	281	781
Stock options and equity-based compensation	1,135	782	1,434	771

Diluted weighted average common shares outstanding	54,971	54,903	55,765	54,715

Net earnings per share:
Basic	$0.45	$0.60	$1.32	$1.81

Diluted	$0.44	$0.58	$1.28	$1.76

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
3. Dividends
     On June 13, 2005, we effected a three-for-two stock split by paying a 50% stock dividend to shareholders of record as of May 31, 2005.
     Cash dividends paid were approximately $8.1 million for the nine months ended October 28, 2006. The quarterly cash dividends per share for fiscal 2006 are presented below:

First quarter ended April 29, 2006	$0.05
Second quarter ended July 29, 2006	$0.05
Third quarter ended October 28, 2006	$0.05
     In October 2006, our Board of Directors declared a quarterly cash dividend of $0.05 per share of our common stock payable on December 29, 2006 to shareholders of record at the close of business on December 19, 2006. The dividend payout is estimated to be approximately $2.7 million and is included in accrued expenses as of October 28, 2006.
4. Accounting For Derivative Instruments and Hedging
     In connection with our direct sourcing program, we may enter into purchase commitments that are denominated in a foreign currency (primarily the Euro). Our practices include entering into foreign currency forward exchange contracts to minimize foreign currency exposure related to forecasted purchases of certain inventories. Under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), such contracts have been designated as and accounted for as cash flow hedges. The settlement terms of the forward contracts, including amount, currency and maturity, correspond with payment terms for the merchandise inventories. Any ineffective portion (arising from the change in the difference between the spot rate and the forward rate) of a hedge is reported in earnings immediately. At October 29, 2005, we had eight contracts maturing in varying increments to purchase an aggregate notional amount of $3.3 million in foreign currency, maturing at various dates through April 2006. During the first nine months of 2005 we recognized a pre-tax $26 thousand loss from hedge ineffectiveness. At October 28, 2006 we had no contracts outstanding. No-pretax hedge ineffectiveness was recognized during the first nine months of 2006.
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
5. Comprehensive Income and Supplemental Cash Flows
     Our comprehensive income is as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended		Ended
	October 29,	October 28,	October 29,	October 28,
	2005	2006	2005	2006
Net earnings
	$24,079	$31,774	$71,169	$96,251
Change in derivative fair value, net of tax	(36)	(3)	(432)	19
Currency translation adjustments, net of tax	5,208	1,049	6,811	2,112

Comprehensive income	$29,251	$32,820	$77,548	$98,382

     We paid cash during the first nine months of 2005 of $4.5 million for interest and $35.9 million for income taxes, compared with $7.1 million for interest and $60.2 million for income taxes during the first nine months of 2006. We had non-cash investing and financing activities resulting from the tax benefit recognized upon exercise of stock-based compensation

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
of $8.5 million and $3.1 million for the first nine months of 2005 and 2006, respectively, and from the issuance of treasury stock to the employee stock ownership plan of $1.5 million and $2.0 million for the first nine months of 2005 and 2006, respectively. We had non-cash investing and financing activities resulting from cash dividends declared of $2.7 million for the first nine months of 2006.
     We had capital expenditure purchases accrued in accounts payable and accrued expenses of approximately $4.8 million at October 28, 2006.
6. Goodwill and Other Intangible Assets
     Changes in the net carrying amount of goodwill for the year ended January 28, 2006 and for the nine months ended October 28, 2006 are as follows (in thousands):

Balance, January 29, 2005	$55,824
Translation adjustment	1,777

Balance, January 28, 2006	$57,601
Translation adjustment	660

Balance, October 28, 2006	$58,261

     The gross carrying amount and accumulated amortization of our other intangibles, which are included in other assets in the accompanying balance sheet, are as follows (in thousands):

	For the Nine Months		For the Year
	Ended		Ended
	October 29,	October 28,	January 28,
	2005	2006	2006
Trademarks, tradenames and other intangibles	$9,733	$9,316	$9,733
Accumulated amortization	(4,007)	(4,192)	(4,261)

Net total	$5,726	$5,124	$5,472

     The pretax amortization expense associated with intangible assets totaled approximately $700,000 and $671,000 for the nine months ended October 29, 2005 and October 28, 2006, respectively, and approximately $954,000 for the year ended January 28, 2006. Pretax amortization associated with intangible assets at October 28, 2006 is estimated to be $224,000 for the remainder of fiscal year 2006, $808,000 for each of the fiscal years 2007 and 2008, $791,000 for fiscal year 2009 and $559,000 for fiscal year 2010.
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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The effective interest rate for the Canadian term loan was 5.0% at October 28, 2006. As of October 28, 2006, there were no borrowings outstanding under the revolving credit facility and there was US$77.3 million outstanding under the Canadian term loan.
     The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain certain financial ratios. The restrictive provisions in the Credit Agreement were modified to afford us with greater operating flexibility than was provided for in our previous facility and to reflect an overall covenant structure that is generally representative of a commercial loan made to an investment-grade company. Our debt, however, is not rated, and we have not sought, and are not seeking, a rating of our debt. We were in compliance with the covenants in the Credit Agreement as of October 28, 2006.
     On October 21, 2003, we issued $130.0 million of 3.125% Convertible Senior Notes due 2023 (“Notes”) in a private placement. Interest on the Notes is payable semi-annually on April 15 and October 15 of each year, beginning on April 15, 2004. The Notes will mature on October 15, 2023. However, holders may require us to purchase all or part of the Notes, for cash, at a purchase price of 100% of the principal amount per Note plus accrued and unpaid interest on October 15, 2008, October 15, 2013 and October 15, 2018 or upon a designated event. Beginning on October 15, 2008, we will pay additional contingent interest on the Notes if the average trading price of the Notes is above a specified level during a specified period. In addition, we may redeem all or a portion of the Notes on or after October 20, 2008 at 100% of the principal amount of the Notes plus any accrued and unpaid interest, contingent interest and additional amounts, if any. We also have the right to redeem the Notes between October 20, 2006 and October 19, 2008 if the price of our common stock reaches certain levels. See Note 12 regarding a subsequent event that affects the redemption of the Notes.
     During certain periods, the Notes are convertible by holders into shares of our common stock at a conversion rate of 35.1309 shares of common stock per $1,000 principal amount of Notes, which is equivalent to a conversion price of $28.47 per share of common stock (subject to adjustment in certain events), under the following circumstances: (1) if the closing sale price of our common stock issuable upon conversion exceeds 120% of the conversion price under specified conditions; (2) if we call the Notes for redemption; or (3) upon the occurrence of specified corporate transactions. Upon conversion of the Notes, in lieu of delivering common stock we may, at our election, deliver cash or a combination of cash and common stock. However, on January 28, 2005, we entered into a supplemental indenture relating to the Notes and irrevocably elected to settle the principal amount at issuance of such Notes in 100% cash when they become convertible and are surrendered by the holders thereof. The Notes are general senior unsecured obligations, ranking on parity in right of payment with all our existing and future unsecured senior indebtedness and our other general unsecured obligations, and senior in right of payment with all our future subordinated indebtedness. The Notes are effectively subordinated to all of our senior secured indebtedness and all indebtedness and liabilities of our subsidiaries. See Note 12 regarding a subsequent event that affects the convertibility of the Notes.
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
     We utilize letters of credit primarily to secure inventory purchases. At October 28, 2006, letters of credit totaling approximately $15.8 million were issued and outstanding.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
8. Stock Repurchase Program
     In June 2004, the Board of Directors authorized a program for the repurchase of up to $50.0 million of our common stock in the open market or in private transactions. As of October 29, 2005, a total of 1,652,850 shares at a cost of $43.0 million were repurchased in open market transactions under this program at an average price per share of $26.00. During the nine months ended October 29, 2005, a total of 1,503,750 shares at a cost of $40.5 million were repurchased under this program at an average price per share of $26.93.
     In May 2005, the Board of Directors approved a replenishment of our share repurchase program to $50.0 million by authorizing $43.0 million to be added to the remaining $7.0 million under the June 2004 authorization program. During the nine months ended October 29, 2005, a total of 1,696,000 shares at a cost of $49.8 million were repurchased under this program at an average price per share of $29.36.
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
     The following table shows activity under the January 2006 treasury stock repurchase program for the nine months ended October 28, 2006 (in thousands, except share data and average price per share):

			Average
			Price Per
	Shares	Cost	Share
Total shares repurchased as of January 28, 2006	—	$—	$—
Repurchases under the program in open market transactions	369,400	11,512	31.16

Total shares repurchased as of October 28, 2006	369,400	$11,512	$31.16

     The remaining balance available under the January 2006 authorization at October 28, 2006 is $88.5 million.
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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Generally, options granted pursuant to the employee plans vest at the rate of 1/3 of the shares covered by the grant on each of the first three anniversaries of the date of grant. However, a significant portion of options granted under these Plans vest annually in varying increments over a period from one to ten years. Under the 1996 Plan and the 2004 Plan, options may not be issued at a price less than 100% of the fair market value of our stock on the date of grant. In addition, under the 1996 Plan and the 2004 Plan, the vesting, transferability restrictions and other applicable provisions of any stock appreciation rights, restricted stock, deferred stock units or performance based awards will be determined by the Compensation Committee of the Company’s Board of Directors. Options granted under the Director Plan vest one year after the date of grant and are issued at a price equal to the fair market value of our stock on the date of grant; provided, however, that the committee who administers the Director Plan may elect to grant stock appreciation rights, having such terms and conditions as the committee determines, in lieu of any option grant. Restricted stock awards granted under the Director Plan vest one year after the date of grant. Grants of deferred stock units generally vest over a three year period; however, certain grants vest annually at varying increments over a period up to seven years.
Stock Options
     The following table summarizes stock option activity for the nine months ended October 28, 2006:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value (000’s)
Outstanding at January 28, 2006	2,006,545	$15.58
Granted	—	—
Exercised	(388,322)	16.29
Forfeited or expired	(12,676)	12.09

Outstanding at October 28, 2006	1,605,547	$15.44	5.4 years	$40,109

Exercisable at October 28, 2006	725,203	$14.91	4.1 years	$18,500

     No stock options were granted during the nine months ended October 28, 2006. For the nine months ended October 29, 2005, 4,500 stock options were granted, at a weighted-average fair value of $14.50 The fair value of the options is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for grants during the nine months ended October 29, 2005: expected volatility of 48.86%, risk-free interest rates (U.S. Treasury five year notes) of 3.95% and an expected life of six years. The expected volatility is based on historical volatility of our common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term represents the period of time the options are expected to be outstanding after their grant date. The total intrinsic value of options exercised during the nine months ended October 29, 2005 and October 28, 2006 was $24.1 million and $7.7 million, respectively. As of October 28, 2006, we have unrecognized compensation expense related to nonvested stock options of approximately $3.5 million which is expected to be recognized over a weighted average period of 3.3 years.
Restricted Stock and Deferred Stock Units
     The following table summarizes restricted stock and deferred stock unit activity for the nine months ended October 28, 2006:

		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 28, 2006	512,888	$28.35
Granted	83,252	35.31
Vested	(67,485)	27.86
Forfeited	(13,980)	28.16

Nonvested at October 28, 2006	514,675	$29.54

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     For the nine months ended October 28, 2006, we granted 83,252 deferred stock units at a weighted-average grant date fair value of $35.31. For the nine months ended October 29, 2005, we granted 423,285 deferred stock units at a weighted-average grant date fair value of $27.81. As of October 28, 2006, we have unrecognized compensation expense related to nonvested restricted stock and deferred stock units of approximately $10.1 million which is expected to be recognized over a weighted average period of 2.9 years. The total fair value of shares vested during the nine months ended October 28, 2006 was $2.4 million. No shares vested during the nine months ended October 29, 2005. At October 28, 2006, there were total nonvested shares of 514,675, including 105,800 nonvested restricted stock shares. No shares of restricted stock were granted, vested or forfeited during the nine months ended October 28, 2006.
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
     The fair value of ESDP shares is estimated using the Black-Scholes option pricing model in the quarter that the purchase occurs with the following weighted average assumptions:

	For The Three	For The Nine
	Months Ended	Months Ended
	October 28, 2006	October 28, 2006
Risk-free interest rates	5.01%	4.73%
Expected lives	0.25	0.25
Dividend yield	0.60%	0.60%
Expected volatility	34.34%	39.84%
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
     During the nine months ended October 28, 2006, employees purchased 48,084 shares under the ESDP, the weighted-average fair value of which was $26.28 per share. We recognized approximately $0.6 million of stock-based compensation expense related to the ESDP for the nine months ended October 28, 2006. As of October 28, 2006, 1,545,075 shares were reserved for future issuance under the ESDP.
10. Legal Matters
     We are involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of our business. Management believes that none of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
11. Supplemental Sales Information

	For the Three Months Ended		For the Nine Months Ended
	October 29,	October 28,	October 29,	October 28,
	2005	2006	2005	2006
(In thousands)
Men’s tailored clothing product	$181,055	$189,709	$567,688	$596,501
Men’s non-tailored clothing product	143,691	159,221	450,154	486,901
Tuxedo rental	28,063	34,486	84,228	104,401
Alteration services	19,963	24,511	61,260	71,217
Other clothing product	15,935	17,479	52,410	52,357
Other services	3,988	4,662	12,180	13,842

Net sales	$392,695	$430,068	$1,227,920	$1,325,219

Net sales by brand:
MW	$263,502	$282,205	$809,758	$864,711
K&G	81,190	89,906	270,326	288,215
Moores	44,015	53,295	133,865	158,451
Other	3,988	4,662	13,971	13,842

	$392,695	$430,068	$1,227,920	$1,325,219

12. Subsequent Events
     On November 15, 2006, we issued a press release announcing that, as a result of the closing sale price of the Company’s common stock exceeding 120% of the conversion price for the Company’s 3.125% Convertible Senior Notes due 2023 (the “Notes”) for the requisite number of days set forth in the indenture governing such Notes, the Notes may be converted by the holders at their election during the conversion period beginning November 17, 2006 and ending February 22, 2007. However, as a result of the Company’s election to redeem the Notes the time period to convert the Notes will cease as of 5:00 p.m., Eastern time on December 13, 2006. As previously announced, we have irrevocably elected to settle the principal amount at issuance of the notes in cash when and if surrendered for conversion.
     On November 16, 2006, we issued a press release announcing that, as a result of the closing sale price of the Company’s common stock exceeding 140% of the conversion price for the requisite number of days during the requisite period, the Company has elected to redeem the full $130.0 million aggregate principal amount of the Notes. The redemption date will be December 15, 2006.
     On November 16, 2006, we entered into a definitive stock purchase agreement with Federated Department Stores, Inc. and David’s Bridal, Inc. to acquire After Hours Formalwear, Inc. for a cash consideration of $100 million, subject to certain adjustments. The acquisition is conditioned upon, among other things, the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other customary closing conditions and is expected to close on or after February 2, 2007.

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
     The following table presents information with respect to retail apparel stores in operation during each of the respective fiscal periods:

	For the Three Months		For the Nine Months		For the Year
	Ended		Ended		Ended
	October 29,	October 28,	October 29,	October 28,	January 28,
	2005	2006	2005	2006	2006
Stores open at beginning of period:	713	735	707	719	707
Opened	4	8	12	26	18
Closed	—	—	(2)	(2)	(6)

Stores open at end of period	717	743	717	743	719

Stores open at end of period:
U.S. —
Men’s Wearhouse	525	538	525	538	526
K&G	77	89	77	89	77

	602	627	602	627	603
Canada — Moores	115	116	115	116	116

	717	743	717	743	719

     In connection with our strategy of testing opportunities to market complementary products and services, in December 2003 and in September 2004 we acquired the assets and operating leases for 13 and 11, respectively, retail dry cleaning and laundry facilities operating in the Houston, Texas area. We launched a rebranding campaign for these facilities in March 2005. We may open or acquire additional facilities on a limited basis during 2006 as we continue to test market and evaluate the feasibility of developing a national retail dry cleaning and laundry line of business. As of October 28, 2006, we are operating 28 retail dry cleaning and laundry facilities.
     During fiscal year 2004, we opened six new casual clothing/sportswear concept stores in order to test an expanded, more fashion-oriented merchandise concept for men and women. In March 2005, it was determined that no further investments would be made into these test concept stores and that the six stores opened in 2004 would be wound down over the course of fiscal 2005. All six of these stores were closed by June 30, 2005. Net operating losses from these stores reduced diluted earnings per share $0.11 for the nine months ended October 29, 2005.
     During the fourth quarter of fiscal 2004, we opened two test bridal stores in the San Francisco Bay Area in order to test additional opportunities in the bridal industry. A decision was made to exit the test of these bridal stores and to close both locations by the third quarter of fiscal 2006. As of October 28, 2006, both of these locations were closed.

Results of Operations
     Three Months Ended October 29, 2005 and October 28, 2006
     The Company’s net sales increased $37.4 million, or 9.5%, to $430.1 million for the three months ended October 28, 2006 due mainly to a $30.3 million increase in clothing and alteration sales and an $6.4 million increase in tuxedo rental revenues. The components of this $37.4 million increase in net sales are as follows:

( in millions)	Amount Attributed to
$16.4	3.4% and 13.0% increase in comparable sales for US and Canadian stores, respectively, in the three months ended October 28, 2006 compared to the three months ended October 29, 2005.
5.1	Increase from net sales of stores opened in 2005, relocated stores and expanded stores not yet included in comparable sales.
9.4	Net sales from 8 new stores opened in 2006.
6.0	Increase from other sales.
(2.0)	Closed stores in 2005.
2.5	Effect of exchange rate changes.
$37.4	Total
     Our Men’s Wearhouse and K&G comparable store sales increased 4.3% and 0.2%, respectively, due primarily to increased traffic levels. We also continued to experience growth in our tuxedo rental business at our Men’s Wearhouse stores. In Canada, comparable store sales increased 13.0% primarily as a result of an improved average ticket for clothing, increased traffic and continued growth in our tuxedo rental business. As a percentage of total revenues, combined U.S. and Canadian tuxedo rental revenues increased from 7.2% in the third quarter of 2005 to 8.0% in the third quarter of 2006.
     Gross margin increased $27.5 million or 17.5% from the same prior year quarter to $185.4 million in the third quarter of 2006. As a percentage of sales, gross margin increased from 40.2% in the third quarter of 2005 to 43.1% in the third quarter of 2006. This increase in gross margin percentage resulted mainly from improvements in merchandise margins related to lower product costs and continued growth in our tuxedo rental business, which carries a significantly higher incremental gross margin impact than our traditional businesses. This increase in the gross margin percentage was partially offset by an increase in occupancy cost, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, from the third quarter of 2005 to the third quarter of 2006. On an absolute dollar basis, occupancy costs increased by 10.6% from third quarter of 2005 to the third quarter of 2006 due mainly to higher rent expense from our increased store count and renewals of existing leases at higher rates.
     Selling, general and administrative (“SG&A”) expenses increased to $136.6 million in the third quarter of 2006 from $123.4 million in the third quarter of 2005, an increase of $13.2 million or 10.7%. As a percentage of sales, these expenses increased from 31.4% in the third quarter of 2005 to 31.8% in the third quarter of 2006. The components of this 0.4% increase in SG&A expenses as a percentage of net sales are as follows:

%	Attributed to
0.2	Increase in advertising expenses as a percentage of sales from 3.3% for the third quarter of 2005 to 3.5% for the third quarter of 2006. On an absolute dollar basis, advertising expense increased $1.9 million.
0.0	Store salaries as a percentage of sales remained constant at 13.1% for the third quarter of 2005 and 2006. On an absolute dollar basis, store salaries increased $5.0 million primarily due to increased commissions associated with higher sales and increased base salaries.
0.2	Increase in other SG&A expenses as a percentage of sales from 15.0% for the third quarter of 2005 to 15.2% for the third quarter of 2006. On an absolute dollar basis, other SG&A expenses increased $6.3 million primarily as a result of continued growth in our tuxedo rental business, increased base salaries and stock based compensation recorded in connection with the adoption of SFAS 123R.
0.4%	Total

     Interest expense increased from $1.4 million in the third quarter of 2005 to $2.4 million in the third quarter of 2006 while interest income increased from $0.6 million in the third quarter of 2005 to $2.5 million in the third quarter of 2006. Weighted average borrowings outstanding increased from $130.0 million in the third quarter of 2005 to $207.3 million for the third quarter of 2006, and the weighted average interest rate on outstanding indebtedness increased from 3.2% to 3.9%. The increase in weighted average borrowings is due to Canadian term loan borrowings of US$75.0 million in January 2006 that were used to fund the repatriation of foreign earnings from our Canadian subsidiaries under the American Jobs Creation Act of 2004. The increase in interest income primarily relates to increases in our average cash and short-term investment balances and in higher interest rates. See “Liquidity and Capital Resources” discussion herein.
     Our effective income tax rate increased from 28.3% for the third quarter of 2005 to 35.0% for the third quarter of 2006, primarily due to the absence in the current year of a $2.0 million reduction in previously recorded tax reserves associated with favorable developments on certain outstanding income tax matters incurred in the third quarter of 2005. Excluding the reduction to the previously recorded reserves, our effective tax rate would have been 34.4% for the third quarter of 2005.
     These factors resulted in net earnings of $31.8 million or 7.4% of net sales for the third quarter of 2006, compared with net earnings of $24.1 million or 6.1% of net sales for the third quarter of 2005.
     Nine Months Ended October 29, 2005 and October 28, 2006
     The Company’s net sales increased $97.3 million, or 7.9%, to $1,325.2 million for the nine months ended October 28, 2006 due mainly to a $75.5 million increase in clothing and alteration sales and a $20.2 million increase in tuxedo rental revenues. The components of this $97.3 million increase in net sales are as follows:

( in millions)	Amount Attributed to
$43.4	3.3% and 8.3% increase in comparable sales for US and Canadian stores, respectively, in the first nine months of 2006 compared to the first nine months of 2005.
19.8	Increase from net sales of stores opened in 2005, relocated stores and expanded stores not yet included in comparable sales.
17.7	Net sales from 26 new stores opened in 2006.
12.3	Increase from other sales.
(6.7)	Closed stores in 2005 and 2006.
10.8	Effect of exchange rate changes.
$97.3	Total
     Our Men’s Wearhouse comparable store sales increased 4.3%, while our K&G comparable store sales remained constant, as compared to the prior year. Our Men’s Wearhouse comparable store sales increased as a result of improvement in the clothing average ticket, increased traffic and continued growth in our tuxedo rental business. In Canada, comparable store sales increased 8.3% primarily as a result of an improved average ticket for clothing as well as continued growth in our tuxedo rental business. As a percentage of total revenues, combined U.S. and Canadian tuxedo rental revenues increased from 6.9% in the first nine months of 2005 to 7.9% in the first nine months of 2006.
     Gross margin increased $75.4 million or 15.3% over the same prior year period to $567.3 million for the first nine months of 2006. As a percentage of sales, gross margin increased from 40.1% for the first nine months of 2005 to 42.8% for the first nine months of 2006. This increase in gross margin percentage resulted mainly from improvements in merchandise margins related to lower product costs and continued growth in our tuxedo rental business, which carries a significantly higher incremental gross margin impact than our traditional businesses. This increase in the gross margin percentage was partially offset by an increase in occupancy cost, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, from the first nine months of 2005 to the first nine months of 2006. On an absolute dollar basis, occupancy costs increased by 10.2% from the first nine months of 2005 to the first nine months of 2006 due mainly to higher rent expense from our increased store count and renewals of existing leases at higher rates.

     Selling, general and administrative expenses increased to $416.6 million in the first nine months of 2006 from $382.2 million in the first nine months of 2005, an increase of $34.4 million or 9.0%. As a percentage of sales, these expenses increased from 31.1% in the first nine months of 2005 to 31.4% in the first nine months of 2006. The components of this 0.3% increase in SG&A expenses as a percentage of net sales are as follows:

%	Attributed to
(0.1)	Decrease in advertising expenses as a percentage of sales from 3.5% for the first nine months of 2005 to 3.4% for the first nine months of 2006. On an absolute dollar basis, advertising expense increased $1.3 million.
0.1	Increase in store salaries as a percentage of sales from 12.7% in the first nine months of 2005 to 12.8% in the first nine months of 2006. Store salaries on an absolute dollar basis increased $13.7 million primarily due to increased commissions associated with higher sales and increased base salaries.
0.3	Increase in other SG&A expenses as a percentage of sales from 14.9% for the first nine months of 2005 to 15.2% for the first nine months of 2006. On an absolute dollar basis, other SG&A expenses increased $19.4 million primarily as a result of continued growth in our tuxedo rental business, increased base salaries and stock based compensation recorded in connection with the adoption of SFAS 123R. These increases were offset in part by the absence in the current year of costs associated with the closure of our R&D casual clothing/sportswear concept stores incurred in the first nine months of 2005.
0.3%	Total
     Interest expense increased from $4.4 million for the first nine months of 2005 to $6.8 million in the first nine months of 2006 while interest income increased from $2.1 million for the first nine months of 2005 to $7.2 million for the first nine months of 2006. Weighted average borrowings outstanding increased from $130.0 million in the prior year to $207.3 million for the first nine months of 2006, and the weighted average interest rate on outstanding indebtedness increased from 3.3% to 3.8%. The increase in weighted average borrowings is due to Canadian term loan borrowings of US$75.0 million in January 2006 that were used to fund the repatriation of foreign earnings from our Canadian subsidiaries under the American Jobs Creation Act of 2004. The increase in interest income primarily relates to increases in our average cash and short-term investment balances and in higher interest rates. See “Liquidity and Capital Resources” discussion herein.
     Our effective income tax rate increased from 33.7% for the first nine months of 2005 to 36.3% for the first nine months of 2006, primarily due to the absence in the current year of a $2.0 million reduction in previously recorded tax reserves associated with favorable developments on certain outstanding income tax matters incurred in the first nine months of 2005. Excluding the reduction to the previously recorded reserves, our effective tax rate would have been 35.7% for the first nine months of 2005.
     These factors resulted in net earnings of $96.3 million or 7.3% of net sales for the first nine months of 2006, compared with net earnings of $71.2 million or 5.8% of net sales for the first nine months of 2005.
Liquidity and Capital Resources
     On December 21, 2005, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with a group of banks to amend and restate our existing revolving credit facility that was scheduled to mature on July 7, 2009. The Credit Agreement provides us with a $100.0 million senior secured revolving credit facility that can be expanded to $150.0 million upon additional lender commitments and includes a sublimit for the issuance of letters of credit. In addition, the Credit Agreement provided our Canadian subsidiaries with senior secured term loans in the aggregate equivalent of US$75.0 million. The proceeds of the Canadian term loan were used to fund the repatriation of US$74.7 million of Canadian earnings in January 2006 under the American Jobs Creation Act of 2004. The revolving credit facility and the Canadian term loan mature on February 10, 2011. The Credit Agreement is secured by the stock of certain of the Company’s subsidiaries. The Credit Agreement has several borrowing and interest rate options including the following indices: (i) an alternate base rate (equal to the greater of the prime rate or the federal funds rate plus 0.5%) or (ii) LIBO rate or (iii) CDO rate. Advances under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin up to 1.125%. The Credit Agreement also provides for fees applicable to unused commitments ranging from 0.100% to 0.175%. The effective interest rate for the Canadian term loan was 5.0% at October 28, 2006. As of October 28, 2006, there were no borrowings outstanding under the revolving credit facility and there was US$77.3 million outstanding under the Canadian term loan.

     The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain certain financial ratios. The restrictive provisions in the Credit Agreement were modified to afford us with greater operating flexibility than was provided for in our previous facility and to reflect an overall covenant structure that is generally representative of a commercial loan made to an investment-grade company. Our debt, however, is not rated, and we have not sought, and are not seeking, a rating of our debt. We were in compliance with the covenants in the Credit Agreement as of October 28, 2006.
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
     During certain periods, the Notes are convertible by holders into shares of our common stock at a conversion rate of 35.1309 shares of common stock per $1,000 principal amount of Notes, which is equivalent to a conversion price of $28.47 per share of common stock (subject to adjustment in certain events), under the following circumstances: (1) if the closing sale price of our common stock issuable upon conversion exceeds 120% of the conversion price under specified conditions; (2) if we call the Notes for redemption; or (3) upon the occurrence of specified corporate transactions. Upon conversion of the Notes, in lieu of delivering common stock we may, at our election, deliver cash or a combination of cash and common stock. However, on January 28, 2005, we entered into a supplemental indenture relating to the Notes and irrevocably elected to settle the principal amount at issuance of such Notes in 100% cash when they become convertible and are surrendered by the holders thereof. The Notes are general senior unsecured obligations, ranking on parity in right of payment with all our existing and future unsecured senior indebtedness and our other general unsecured obligations, and senior in right of payment with all our future subordinated indebtedness. The Notes are effectively subordinated to all of our senior secured indebtedness and all indebtedness and liabilities of our subsidiaries.
     On May 19, 2006, we issued a press release announcing that, as a result of the closing sale price of the Company’s common stock exceeding 120% of the conversion price for the Notes for the requisite number of days set forth in the indenture governing such Notes, the Notes were convertible during the conversion period beginning May 19, 2006 and ending August 17, 2006. As previously announced, we have irrevocably elected to settle the principal amount at issuance of the notes in cash when and if surrendered for conversion. No Notes were converted during the conversion period which ended on August 17, 2006.
     On November 15, 2006, we issued a press release announcing that, as a result of the closing sale price of the Company’s common stock exceeding 120% of the conversion price for the Notes for the requisite number of days set forth in the indenture governing such Notes, the Notes may be converted by the holders at their election during the conversion period beginning November 17, 2006 and ending February 22, 2007. However, as a result of the Company’s election to redeem the Notes the time period to convert the Notes will cease as of 5:00 p.m. Eastern time on December 13, 2006. As previously announced, we have irrevocably elected to settle the principal amount at issuance of the notes in cash when and if surrendered for conversion.
     On November 16, 2006, we issued a press release announcing that, as a result of the closing sale price of the Company’s common stock exceeding 140% of the conversion price for the requisite number of days during the requisite period, the Company has elected to redeem the full $130.0 million aggregate principal amount of the Notes. The redemption date will be December 15, 2006.
     We utilize letters of credit primarily to secure inventory purchases. At October 28, 2006, letters of credit totaling approximately $15.8 million were issued and outstanding.

     On June 13, 2005, we effected a three-for-two stock split by paying a 50% stock dividend to shareholders of record as of May 31, 2005.
     A quarterly cash dividend of $0.05 per share has been paid for the first quarter ended April 29, 2006, the second quarter ended July 29, 2006 and the third quarter ended October 28, 2006. Cash dividends paid were approximately $8.1 million for the nine months ended October 28, 2006. In October 2006, our Board of Directors declared a quarterly cash dividend of $0.05 per share of our common stock payable on December 29, 2006 to shareholders of record at the close of business on December 19, 2006. The dividend payout is estimated to be approximately $2.7 million and is included in accrued expenses as of October 28, 2006.
     On November 16, 2006, we entered into a definitive stock purchase agreement with Federated Department Stores, Inc. and David’s Bridal, Inc. to acquire After Hours Formalwear, Inc. for a cash consideration of $100 million, subject to certain adjustments. The acquisition is conditioned upon, among other things, the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other customary closing conditions and is expected to close on or after February 2, 2007.
     Our primary sources of working capital are cash flow from operations and, if necessary, borrowings under the Credit Agreement. We had working capital of $572.6 million at October 28, 2006, which is up from $491.5 million at January 28, 2006 and up from $383.3 million at October 29, 2005. Historically, our working capital has been at its lowest level in January and February, and has increased through November as inventory buildup occurs in preparation for the fourth quarter selling season. The $81.1 million increase in working capital at October 28, 2006 compared to January 28, 2006 resulted from the following:

(in millions)	Amount Attributed to
(7.6)	Decrease in cash and short-term investments due mainly to purchases of treasury stock and cash dividends paid.
63.6	Increase in inventories due to seasonal inventory buildup and square footage growth of 6.6%.
9.1	Decrease in accounts payable due to seasonal timing of payments.
11.5	Decrease in accrued expenses due to payment of accrued bonuses, employee benefits and interest.
4.5	Other items.
$81.1	Total
     Our operating activities provided net cash of $52.1 million during the first nine months of 2005, due mainly to net earnings, adjusted for non-cash charges, offset by increases in inventories and tuxedo rental product. During the first nine months of 2006, our operating activities provided net cash of $50.8 million, due mainly to net earnings, adjusted for non-cash charges, offset by increases in inventories and tuxedo rental product and a decrease in accounts payable and accrued expenses. Accounts payable and accrued expenses decreased in the first nine months of 2006 due mainly do the timing of vendor payments and the payment of accrued bonuses, employee benefits and interest. Inventories increased in the first nine months of 2005 and 2006 due mainly to seasonal inventory buildup and an increase in selling square footage. The increase in tuxedo rental product in the first nine months of 2005 and 2006 is due to purchases of this product to support the continued growth in our tuxedo rental business.
     Our investing activities used net cash of $122.1 million and $166.0 million for the first nine months of 2005 and 2006, respectively. Cash used in investing activities was primarily comprised of capital expenditures and net purchases of short-term investments of $69.9 million and $117.5 million for the first nine months of 2005 and 2006, respectively. Short-term investments consist of auction rate securities which represent funds available for current operations. These securities have stated maturities beyond three months but are priced and traded as short-term instruments due to the liquidity provided through the interest rate mechanism of 7 to 35 days. As of October 29, 2005 and October 28, 2006, we held short-term investments of $69.9 million and $180.3 million, respectively. Our capital expenditures relate to costs incurred for stores opened, remodeled or relocated during the period or under construction at the end of the period, distribution facility additions and infrastructure technology investments.

     Our financing activities used net cash of $68.1 million and $10.8 million for the first nine months of 2005 and 2006, respectively. Cash used in financing activities was due mainly to purchases of treasury stock and, in 2006, cash dividends paid, offset by proceeds from the issuance of our common stock in connection with the exercise of stock options.
     In June 2004, the Board of Directors authorized a program for the repurchase of up to $50.0 million of our common stock in the open market or in private transactions. As of October 29, 2005, a total of 1,652,850 shares at a cost of $43.0 million were repurchased in open market transactions under this program at an average price per share of $26.00. During the nine months ended October 29, 2005, a total of 1,503,750 shares at a cost of $40.5 million were repurchased under this program at an average price per share of $26.93.
     In May 2005, the Board of Directors approved a replenishment of our share repurchase program to $50.0 million by authorizing $43.0 million to be added to the remaining $7.0 million under the June 2004 authorization program. During the nine months ended October 29, 2005, a total of 1,696,000 shares at a cost of $49.8 million were repurchased under this program at an average price per share of $29.36.
     During the first nine months of 2005, a total of 3,199,750 shares at a cost of $90.3 million were repurchased in open market transactions under all authorized stock repurchase programs at an average price per share of $28.21.
     In January 2006, the Board of Directors authorized a new $100.0 million share repurchase program of our common stock. This authorization superceded the approximately $0.2 million we had remaining under the May 2005 authorization. As of October 28, 2006, a total of 369,400 shares at a cost of $11.5 million were repurchased in open market transactions under this program at an average price per share of $31.16. The remaining balance available under the January 2006 authorization at October 28, 2006 is $88.5 million.
     We anticipate that our existing cash and cash flow from operations, supplemented by borrowings under our Credit Agreement, will be sufficient to fund planned store openings, redemption of our 3.125% Convertible Senior Notes, the After Hours acquisition, other capital expenditures and operating cash requirements for at least the next 12 months.
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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are subject to exposure from fluctuations in U.S. dollar/Euro exchange rates. As further described in Note 4 of Notes to Condensed Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Information and Results of Operations – Liquidity and Capital Resources”, we utilize foreign currency forward exchange contracts to limit exposure to changes in currency exchange rates. At October 28, 2006 we had no contracts outstanding. At October 29, 2005, we had eight contracts maturing in varying increments to purchase an aggregate notional amount of $3.3 million in foreign currency, maturing at various dates through April 2006. Unrealized pretax gains on these forward contracts totaled approximately $44 thousand at October 29, 2005.
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
     We are also subject to market risk from our Canadian term loan of US$77.3 million at October 28, 2006, which bears interest at CDOR plus an applicable margin (see Note 7 of Notes to Condensed Consolidated Financial Statements). An increase in market interest rates would increase our interest expense and our cash requirements for interest payments. For example, an average increase of 0.5% in the variable interest rate would increase our interest expense and payments by approximately $0.4 million.
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     The Company’s management, with the participation of the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the fiscal quarter ended October 28, 2006. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended October 28, 2006 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Controls over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended October 28, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
     We are involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of our business. Management believes that none of these matters will have a material adverse effect on our financial position, results of operations or cash flows.
ITEM 1A – RISK FACTORS
     There are no material changes from the risk factors previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended January 28, 2006.

ITEM 6 – EXHIBITS

Exhibit
Number		Exhibit Index

2.1	—	Stock Purchase Agreement (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 17, 2006).

31.1	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

31.2	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).

32.1	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

32.2	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 7, 2006	THE MEN’S WEARHOUSE, INC.
	By	/s/ NEILL P. DAVIS
Neill P. Davis
Executive Vice President, Chief Financial Officer, Treasurer and Principal Financial Officer

EXHIBIT INDEX

Exhibit
Number		Exhibit Index

2.1	—	Stock Purchase Agreement (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 17, 2006).

31.1	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

31.2	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).

32.1	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

32.2	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).