Form 10-K
period 2007-02-03
MENS WEARHOUSE INC
filed 2007-04-04
CIK 884217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2007
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐.     No ☑.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of shares of common stock on the New York Stock Exchange on July 29, 2006, was approximately $1,422.9 million.

The number of shares of common stock of the registrant outstanding on March 30, 2007 was 54,103,789 excluding 15,177,760 shares classified as Treasury Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated as to

Notice and Proxy Statement for the Annual Meeting of Shareholders scheduled to be held June 13, 2007.	Part III: Items 10,11,12, 13 and 14

FORM 10-K REPORT INDEX

Forward-Looking and Cautionary Statements

Certain statements made in this Annual Report on Form 10-K and in other public filings and press releases by the Company contain “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995) that involves risk and uncertainty. These forward-looking statements may include, but are not limited to, references to future capital expenditures, acquisitions, sales, earnings, margins, costs, number and costs of store openings, demand for clothing, market trends in the retail clothing business, currency fluctuations, inflation and various economic and business trends. Forward-looking statements may be made by management orally or in writing, including, but not limited to, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K and other sections of our filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934 and the Securities Act of 1933.

Forward-looking statements are not guarantees of future performance and a variety of factors could cause actual results to differ materially from the anticipated or expected results expressed in or suggested by these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, actions by governmental entities, domestic and international economic activity and inflation, our successful execution of internal operating plans and new store and new market expansion plans, including successful integration of acquisitions, performance issues with key suppliers, disruption in buying trends due to homeland security concerns, severe weather, foreign currency fluctuations, government export and import policies, aggressive advertising or marketing activities of competitors and legal proceedings. Future results will also be dependent upon our ability to continue to identify and complete successful expansions and penetrations into existing and new markets and our ability to integrate such expansions with our existing operations. Refer to “Risk Factors” contained in Part 1 of this Annual Report on Form 10-K for a more complete discussion of these and other factors that might affect our performance and financial results. These forward-looking statements are intended to relay the Company’s expectations about the future, and speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Our website address is www.tmw.com. Through the investor relations section of our website, we provide free access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The SEC also maintains a website that contains the Company’s filings at www.sec.gov.

On November 16, 2006, we entered into a definitive stock purchase agreement with Federated Department Stores, Inc. and David’s Bridal, Inc. to acquire After Hours Formalwear, Inc. (“After Hours”) for a cash consideration of $100.0 million, subject to certain adjustments. After Hours is the largest men’s formalwear chain in the United States and operates 507 stores in 35 states under After Hours Formalwear and Mr. Tux store fronts. After Hours has an exclusive relationship with David’s Bridal, Inc., the nation’s largest bridal retailer with 269 stores and an online offering. That exclusivity will remain effective after the acquisition and will be extended to Men’s Wearhouse and Moores store brands. The acquisition is conditioned upon, among other things, the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other customary closing conditions. On March 23, 2007, we announced that the Federal Trade Commision had terminated its review and that we expect to close the acquisition on or before April 9, 2007.

The Company

We are one of the largest specialty retailers of men’s suits in the United States and Canada. At February 3, 2007, our U.S. operations included 636 retail apparel stores in 45 states and the District of Columbia, primarily operating under the brand names of Men’s Wearhouse and K&G Fashion Superstores. At February 3, 2007, our Canadian operations included 116 retail apparel stores in 10 provinces operating under the brand name of Moores Clothing for Men. Below is a brief description of our brands:

Men’s Wearhouse

Under the Men’s Wearhouse brand, we target middle and upper-middle income men by offering quality merchandise at everyday low prices. In addition to value, we believe we provide a superior level of customer service. Men’s Wearhouse stores offer a broad selection of designer, brand name and private label merchandise at prices we believe are typically 20% to 30% below the regular prices found at traditional department and specialty stores. Our merchandise includes suits, sport coats, slacks, formal wear, business casual, sportswear, outerwear, dress shirts, shoes and accessories. We concentrate on men’s “wear-to-work” business attire that is characterized by infrequent and more predictable fashion changes. Therefore, we believe we are not as exposed to trends typical of more fashion-forward apparel retailers, where significant markdowns and promotional pricing are more common. At February 3, 2007, we operated 543 Men’s Wearhouse stores in 45 states and the District of Columbia. These stores are referred to as “Men’s Wearhouse stores” or “traditional stores”.

We also began a tuxedo rental program in selected Men’s Wearhouse stores during 1999 and now offer tuxedo rentals in substantially all of our Men’s Wearhouse stores. We believe this program generates incremental business for us without significant incremental personnel or real estate costs and broadens our customer base by drawing first-time and younger customers into our stores.

K&G

Under the K&G brand, we target the more price sensitive customer. At February 3, 2007, we operated 93 K&G stores in 27 states. Seventy-three of the K&G stores offer ladies’ career apparel that is also targeted to the more price sensitive customer.

We believe that K&G’s more value-oriented superstore approach appeals to certain customers in the apparel market. K&G offers first-quality, current-season apparel and accessories comparable in quality to that of traditional department and specialty stores, at everyday low prices we believe are typically 30% to 50% below the regular prices charged by such stores. K&G’s merchandising strategy emphasizes broad assortments across all major categories, including tailored clothing, casual sportswear, dress furnishings, footwear and accessories. This merchandise selection, which includes brand name as well as private label merchandise, positions K&G to attract a wide range of customers in each of its markets.

Moores

Under the Moores brand, we target middle and upper-middle income men in Canada by offering quality merchandise at everyday low prices. Moores is one of Canada’s leading specialty retailers of men’s suits, with 116 retail apparel stores in 10 Canadian provinces at February 3, 2007. Similar to the Men’s Wearhouse stores, Moores stores offer a broad selection of quality merchandise at prices we believe are typically 20% to 30% below the regular prices charged by traditional Canadian department and specialty stores. Moores focuses on conservative, basic tailored apparel that we believe limits exposure to changes in fashion trends and the need for significant markdowns. Moores’ merchandise consists of suits, sport coats, slacks, business casual, dress shirts, sportswear, outerwear, shoes and accessories.

In October 2003, we extended our tuxedo rental program to our Canada stores and now offer tuxedo rentals at all of our Moores stores.

Moores manufactures a portion of the tailored clothing for sale in its stores. Moores conducts its manufacturing operations through its wholly owned subsidiary, Golden Brand Clothing (Canada) Ltd. (“Golden Brand”). Golden Brand’s manufacturing facility in Montreal, Quebec, includes a cutting room, fusing department, pant shop and coat shop. At full capacity, the coat shop can produce 10,000 units per week and the pant shop can produce 18,000 units per week. Golden Brand also manufactures product for Men’s Wearhouse stores.

Expansion Strategy

Our expansion strategy includes:

•	opening additional Men’s Wearhouse, K&G and Moores stores in new and existing markets,

•	expanding our retail dry cleaning operations and our corporate apparel and uniform program,

•	closing our pending acquisition of After Hours Formalwear, Inc. and integrating its operations, and

•	identifying strategic acquisition opportunities, including but not limited to international operations.

In general terms, we consider a geographic area served by a common group of television stations as a single market.

At present, in 2007 we plan to open approximately 21 new Men’s Wearhouse stores and 15 new K&G stores, to close two Men’s Wearhouse stores, to expand and/or relocate approximately 26 existing Men’s Wearhouse stores and four existing K&G stores and to continue expansion in subsequent years. We believe that our ability to increase the number of traditional stores in the United States above 600 will be limited. However, we believe that additional growth opportunities exist through improving and diversifying the merchandise mix, relocating existing stores, expanding our K&G brand and adding complementary products and services.

In 2007 we also plan to open five retail dry cleaning and laundry facilities in the Houston, Texas area. We may open or acquire additional facilities on a limited basis in 2007 as we continue to test market and evaluate the feasibility of developing a national retail dry cleaning and laundry line of business. As of February 3, 2007, we are operating 30 retail dry cleaning and laundry facilities in the Houston, Texas area. In addition, we continue to pursue our corporate apparel and uniform program by entering into contracts to provide corporate uniforms to our customers’ workforces. As of February 3, 2007, we are servicing approximately nine contract customers.

On November 16, 2006, we entered into a definitive stock purchase agreement with Federated Department Stores, Inc. and David’s Bridal, Inc. to acquire After Hours Formalwear, Inc. (“After Hours”) for a cash consideration of $100.0 million, subject to certain adjustments. After Hours is the largest men’s formalwear chain in the United States and operates 507 stores in 35 states under After Hours Formalwear and Mr. Tux store fronts. After Hours has an exclusive relationship with David’s Bridal, Inc., the nation’s largest bridal retailer with 269 stores and an online offering. That exclusivity will remain effective after the acquisition and will be extended to Men’s Wearhouse and Moores store brands. The acquisition is conditioned upon, among other things, the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other customary closing conditions. On March 23, 2007, we announced that the Federal Trade Commission had terminated its review and that we expect to close the acquisition on or before April 9, 2007.

Merchandising

Our stores offer a broad selection of designer, brand name and private label men’s business attire, including a consistent stock of core items (such as basic suits, navy blazers and tuxedos). Although basic styles are emphasized, each season’s merchandise reflects current fabric and color trends, and a small percentage of inventory, accessories in particular, are usually more fashion oriented. The broad merchandise selection creates increased sales opportunities by permitting a customer to purchase substantially all of his tailored wardrobe and accessory requirements, including shoes, at our stores. Within our tailored clothing, we offer an assortment of styles from a variety of manufacturers and maintain a broad selection of fabrics, colors and sizes. Based on the experience and expertise of our management, we believe that the depth of selection offered provides us with an advantage over most of our competitors.

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

We do not purchase significant quantities of merchandise overruns or close-outs. We provide recognizable quality merchandise at consistent prices that assist the customer in identifying the value available at our stores. We believe that the merchandise at Men’s Wearhouse and Moores stores is generally offered 20% to 30% below traditional department and specialty store regular prices and that merchandise at K&G stores is generally 30% to 50% below regular retail prices charged by such stores. A ticket is generally affixed to items, which displays our selling price alongside a price we believe reflects the regular, non-promotional price of the item at traditional department and specialty stores.

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

During 2004, 2005 and 2006, 54.1%, 53.0% and 52.4%, respectively, of our total net clothing product sales were attributable to tailored clothing (suits, sport coats and slacks) and 45.9%, 47.0% and 47.6%, respectively, were attributable to casual attire, sportswear, shoes, shirts, ties, outerwear and other clothing product revenues.

In addition to accepting cash, checks or nationally recognized credit cards, we offer our own private label credit card to Men’s Wearhouse and, prior to August 2006, to Moores customers. A third-party vendor provides all necessary servicing and processing and assumes all credit risks associated with the private label credit card program. Since September 2004, all purchases made with the private label credit card at Men’s Wearhouse stores receive a 5% discount at the time of purchase. During 2006, our customers used the private label credit card for approximately 9% of our sales at Men’s Wearhouse stores and approximately 5% of our sales at Moores stores.

We also offer our “Perfect Fit” loyalty program to our Men’s Wearhouse and Moores customers. Under the loyalty program, customers receive points for purchases. Points are equivalent to dollars spent on a one-for-one basis, excluding any sales tax dollars. Upon reaching 500 points, customers are issued a $50 rewards certificate which they may use to make purchases at Men’s Wearhouse or Moores stores. We believe that the loyalty program facilitates our ability to cultivate long-term relationships with our customers. All customers who register for our “Perfect Fit” loyalty program are eligible to participate and earn points for purchases. Prior to September 2004 at Men’s Wearhouse and August 2006 at Moores, loyalty program points were earned only on purchases made with our private label credit card.

Customer Service and Marketing

The Men’s Wearhouse and Moores sales personnel are trained as clothing consultants to provide customers with assistance and advice on their apparel needs, including product style, color coordination, fabric choice and garment fit. For example, many clothing consultants at Men’s Wearhouse stores attend an intensive training program at our training facility in Fremont, California, which is further supplemented with store meetings, in-market training programs and frequent interaction with all levels of store management.

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

K&G stores are designed to allow customers to select and purchase apparel by themselves. For example, each merchandise category is clearly marked and organized by size, and suits are specifically tagged “Athletic Fit,” “Double-Breasted,” “Three Button,” etc., as a means of further assisting customers to easily select their styles and sizes. K&G employees are also available to assist customers with merchandise selection, including correct sizing.

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

Our total annual advertising expenditures, which were $60.5 million, $61.5 million and $67.3 million in 2004, 2005 and 2006, respectively, are significant. The Company advertises principally on television and radio, which we consider the most effective means of attracting and reaching potential customers, and our advertising campaign is designed to reinforce our various brands.

Purchasing and Distribution

We purchase merchandise from approximately 800 vendors. In 2006, no vendor accounted for 10% or more of purchases. Management does not believe that the loss of any vendor would significantly impact us. While we have no material long-term contracts with our vendors, we believe that we have developed an excellent relationship with our vendors, which is supported by consistent purchasing practices.

We believe we obtain favorable buying opportunities relative to many of our competitors. We do not request cooperative advertising support from manufacturers, which reduces the manufacturers’ costs of doing business with us and enables them to offer us lower prices. Further, we believe we obtain better discounts by entering into purchase arrangements that provide for limited return policies, although we always retain the right to return goods that are damaged upon receipt or determined to be improperly manufactured. Finally, volume purchasing of specifically planned quantities well in advance of the season enables more efficient production runs by manufacturers who, in turn, generally pass some of the cost savings back to us.

We purchase a significant portion of our inventory through a direct sourcing program. In addition to finished product, we purchase fabric from mills and contract with certain factories for the assembly of the finished product to be sold in our U.S. and Canadian stores. Our direct sourcing arrangements for fabric and assembly have been with foreign mills and factories. During 2004, 2005 and 2006, product procured through the direct sourcing program represented approximately 30%, 32% and 37%, respectively, of total inventory purchases for stores operating in the U.S. During 2004, 2005, and 2006, product procured through the direct sourcing program represented approximately 63%, 64% and 66%, respectively, of total inventory purchases for stores operating in Canada. We expect that purchases through the direct sourcing program will represent approximately 40% and 75% of total U.S. and Canada purchases, respectively in 2007. During 2004, 2005 and 2006, our manufacturing operations at Golden Brand provided 32%, 23% and 14%, respectively, of inventory purchases for Moores stores and 10%, 8% and 8%, respectively, of inventory purchases for Men’s Wearhouse stores. We believe that our direct sourcing of product, with both owned and third party labels, has been and will continue to be a significant factor in our ability to improve our gross product margins.

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

All merchandise for Men’s Wearhouse stores is received into our central warehouse located in Houston, Texas. Merchandise for a store is picked and then moved to the appropriate staging area for shipping. In addition to the central distribution center in Houston, we have separate hub warehouse facilities or space within certain Men’s Wearhouse stores in the majority of our markets, which function as redistribution facilities for their respective areas. In 2005, our K&G stores began to receive merchandise consistent with our Men’s Wearhouse stores from our central warehouse located in Houston, Texas. Currently, approximately 80% of purchased merchandise is transported to our K&G stores from our central distribution center in Houston. All other merchandise is direct shipped by vendors to the stores. We anticipate that we will continue to transport merchandise to our K&G stores using a combination of our central distribution center and direct shipment from vendors. Most purchased merchandise for our Moores stores is distributed to the stores from our warehouse in Montreal.

As of the end of fiscal 2006, we leased and operated 24 long-haul tractors and 67 trailers, which, together with common carriers, were used to transport merchandise from the vendors to our distribution facilities and from the distribution facilities to Men’s Wearhouse stores within each market. A majority of all merchandise transported from the vendors to our distribution facilities and from the distribution facilities to our K&G stores is transported by common carriers. We also lease or own 123 smaller van-like trucks, which are used to deliver merchandise locally or within a given geographic region. In March 2007, we entered into a three year transportation agreement, commencing April 2, 2007, with Ryder Integrated Logistics, Inc., to execute shipments from vendors to our distribution facilities in Houston, Texas, and from the distribution facilities to regional transportation hubs or stores within a regional service area. The transportation agreement terminated our leasing agreements for the 24 long-haul tractors and 67 trailers.

Competition

Our primary competitors include specialty men’s clothing stores, traditional department stores, off-price retailers, manufacturer-owned and independently owned outlet stores and their E-commerce channels. Over the past several years market conditions have resulted in consolidation of the industry. We believe that the principal competitive factors in the menswear market are merchandise assortment, quality, price, garment fit, merchandise presentation, store location and customer service.

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

Seasonality

Our business is subject to seasonal fluctuations. In most years, a significant portion of our net sales and our net earnings have been generated during the fourth quarter of each year when holiday season shopping peaks. In addition, our increased tuxedo rental business during the prom and wedding seasons has increased the significance of our second quarter net sales and net earnings. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full year (see Note 13 of Notes to Consolidated Financial Statements).

Trademarks and Servicemarks

We are the owner in the United States of the trademark and servicemark “The Men’s Wearhouse®” and “Men’s Wearhouse” and of federal registrations therefor expiring in 2009, 2010, 2012 and 2017, respectively, subject to renewal. We have also been granted registrations for that trademark and servicemark in 43 of the 45 states (including Texas and California) in which we currently do business (as well as the District of Columbia and Puerto Rico) and have used those marks. We are also the owner of “MW Men’s Wearhouse (and design)®” and federal registrations therefor expiring in 2010 and 2011, respectively, subject to renewal. Our rights in the “The Men’s Wearhouse®” and “MW Men’s Wearhouse (and design) ®” marks are a significant part of our business, as the marks have become well known through our television and radio advertising campaigns. Accordingly, we intend to maintain our marks and the related registrations.

We are also the owner in the United States of the servicemarks “K&G®”, which is a tradename used by K&G stores, and “The Suit Warehouse®” and “The Suit Warehouse (and logo),” which are tradenames used previously by certain of the stores in Michigan operated by K&G. K&G stores also operate under the tradenames “K&G Men’s Superstore®,” “K&G Men’s Center,” “K&G MenSmart,” “K&G Suit Warehouse” and “K&G Ladies®.” We own the registrations for “K&G®,” “K&G (stylized)®,” “K&G For Men. For Women. For Less®,” “K&G For Men. For Less®,” “K&G Men’s Superstore®,” “K&G Men’s Superstore (and design)®,” “K&G Ladies®,” “K&G Fashion Superstore” and “K&G Superstore®.” In addition, we own or license other trademarks/servicemarks used in the business, principally in connection with the labeling of products purchased through the direct sourcing program.

We are also the owner in the United States of the service mark “MWCLEANERS®” as well as certain logos incorporating “MWCLEANERS” or the letters “MW” to identify dry cleaning services. We are also the owner of “MW & Design (bow tie)®” and federal registration therefor expiring in 2016, subject to renewal.

The application for the service mark “Women’s Wearhouse” is pending.

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

Employees

At February 3, 2007, we had approximately 14,900 employees, of whom approximately 10,700 were full-time and approximately 4,200 were part-time employees. Seasonality affects the number of part-time employees as well as the number of hours worked by full-time and part-time personnel. Approximately 600 of our employees at Golden Brand belong to the Union of Needletrades, Industrial and Textile Employees. Golden Brand is part of a collective bargaining unit. The current union contract expires in November 2009.

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

Consumer confidence is often adversely impacted by many factors including local, regional or national economic conditions, continued threats of terrorism, acts of war and other uncertainties. We believe that a decrease in consumer spending in response to a decline in consumer confidence will affect us more than other retailers because a slowing of men’s discretionary spending for items like tailored apparel tends to occur faster than that for other retail purchases.

Our ability to continue to expand our Men’s Wearhouse stores may be limited.

A large part of our growth has resulted from the addition of new Men’s Wearhouse stores and the increased sales volume and profitability provided by these stores. We will continue to depend on adding new stores to increase our sales volume and profitability. As of February 3, 2007, we operate 543 Men’s Wearhouse stores. However, we believe that our ability to increase the number of Men’s Wearhouse stores in the United States above 600 will be limited. Therefore, we cannot assure you that we will continue to experience the same rate of growth as we have historically.

Certain of our expansion strategies may present greater risks.

We are continuously assessing opportunities to expand complementary products and services related to our traditional business, such as corporate apparel sales and retail dry cleaning establishments. We may expend both capital and personnel resources on such business opportunities which may or may not be successful.

Any acquisitions that we undertake could be difficult to integrate, disrupt our business, dilute stockholder value and harm our operating results.

In the event we complete one or more acquisitions, we may be subject to a variety of risks, including risks associated with an ability to integrate acquired assets or operations into our existing operations, higher costs or unexpected difficulties or problems with acquired assets or entities, outdated or incompatible technologies, labor difficulties or an inability to realize anticipated synergies and efficiencies, whether within anticipated timeframes or at all. If one or more of these risks are realized, it could have an adverse impact on our operations.

Our business is seasonal.

In most years, a significant portion of our net sales and our net earnings have been generated during November, December and January. In addition, our increased tuxedo rental business during the prom and wedding seasons has increased the significance of our second quarter net sales and net earnings. Accordingly, our results for any quarter are not necessarily indicative of our annual profitability and any decrease in sales during these peak quarters could have a significant adverse effect on our net earnings.

Sales in the men’s tailored clothing market have changed modestly over recent years.

According to industry sources, sales in the men’s tailored clothing market increased modestly in 2004 and in 2005 and declined slightly in 2006. We believe that these modest changes are representative of weakening demand for men’s tailored clothing. As a result we may not be able to continue to expand our sales volume within our segment of the retailing industry.

The loss of, or disruption in, our centralized distribution center could result in delays in the delivery of merchandise to our stores.

All merchandise for Men’s Wearhouse stores and a majority of the merchandise for K&G stores is received into our centralized distribution center in Houston, Texas, where the inventory is then processed, sorted and shipped to our stores. In addition, over 70% of our U.S. tuxedo rental product and our unit rentals are maintained and processed through this facility. We depend in large part on the orderly operation of this receiving and distribution process, which depends, in turn, on adherence to shipping schedules and effective management of the distribution center. Events, such as disruptions in operations due to fire or other catastrophic events, employee matters or shipping problems, may result in delays in the delivery of merchandise and/or tuxedo rentals to our stores. For example, given our proximity to the Texas Gulf Coast, it is possible that a hurricane or tropical storm could cause damage to the distribution center, result in extended power outages, or flood roadways into and around the distribution center, any of which would disrupt or delay deliveries to the distribution center and to our stores.

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

As of February 3, 2007, we operated 636 retail apparel stores in 45 states and the District of Columbia and 116 retail apparel stores in the 10 Canadian provinces. The following table sets forth the location, by state or province, of these stores:

	Men’s
	Wearhouse	K&G	Moores

United States
California	85
Texas	47	11
Florida	39	3
New York	28	4
Illinois	22	7
Pennsylvania	22	4
Michigan	22	7
Ohio	19	4
Georgia	17	6
Virginia	17	2
Massachusetts	15	5
Washington	14	2
Maryland	14	7
Colorado	14	2
New Jersey	13	8
North Carolina	13	3
Arizona	12
Missouri	11	1
Tennessee	10	2
Minnesota	9	2
Wisconsin	9	1
Oregon	9
Connecticut	8	2
Indiana	8	1
Louisiana	7	3
Utah	7
Alabama	5	1
Nevada	5
Oklahoma	5	2
New Mexico	4
Kentucky	4	1
Kansas	4	1
South Carolina	4	1
Nebraska	3
New Hampshire	3
Arkansas	3
Delaware	2
Iowa	2
Idaho	1
Maine	1
Mississippi	1
Rhode Island	1
South Dakota	1
West Virginia	1
Vermont	1
District of Columbia	1
Canada
Ontario			50
Quebec			24
British Columbia			15
Alberta			12
Manitoba			5
New Brunswick			3
Nova Scotia			3
Saskatchewan			2
Newfoundland			1
Prince Edward Island			1

Total	543	93	116

Men’s Wearhouse and Moores stores vary in size from approximately 3,100 to 15,100 total square feet (average square footage at February 3, 2007 was 5,669 square feet with 65% of stores having between 4,500 and 6,500 square feet). Men’s Wearhouse and Moores stores are primarily located in middle and upper-middle income regional strip and specialty retail shopping centers. We believe our customers generally prefer to limit the amount of time they spend shopping for menswear and seek easily accessible store sites.

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

K&G stores vary in size from approximately 5,400 to 42,000 total square feet (average square footage at February 3, 2007 was 23,204 square feet with 52% of stores having between 15,000 and 25,000 square feet). K&G stores are “destination” stores located primarily in second generation strip shopping centers that are easily accessible from major highways and thoroughfares. K&G has created a 20,000 to 25,000 square foot prototype men’s and ladies’ superstore with fitting rooms and convenient check-out, customer service and tailoring areas. K&G stores are organized to convey the impression of a dominant assortment of first-quality merchandise and to project a no-frills, value-oriented warehouse atmosphere. Each element of store layout and merchandise presentation is designed to reinforce K&G’s strategy of providing a large selection and assortment in each category. We seek to make K&G stores “customer friendly” by utilizing store signage and grouping merchandise by categories and sizes, with brand name and private label merchandise intermixed. To provide our customers with a greater sense of consistency and purchase opportunities, in September 2004 we extended our hours of operation at our K&G stores from four to seven days a week. Prior to September 1, 2004, our K&G stores were open for business on Thursdays, Fridays, Saturdays and Sundays only, except for a limited number of Monday holidays and an expanded schedule for certain holiday periods when the stores were open every day. Each store is typically staffed with a manager, assistant manager and other employees who serve as customer service and sales personnel and cashiers. Each store also has a tailoring facility with at least one tailor.

We lease our stores on terms generally from five to ten years with renewal options at higher fixed rates in most cases. Leases typically provide for percentage rent over sales break points. Additionally, most leases provide for a base rent as well as “triple net charges”, including but not limited to common area maintenance expenses, property taxes, utilities, center promotions and insurance. In certain markets, we lease between 1,000 and 30,300 additional square feet as a part of a Men’s Wearhouse store or in a separate hub warehouse unit to be utilized as a redistribution facility in that geographic area. We also lease a 51,600 square foot facility near Seattle, Washington that functions primarily as a warehouse and distribution facility for our tuxedo rental business in the northwestern U.S.

In 2006, we entered into a ten year lease for an approximately 297,600 square foot building in Pittston, Pennsylvania. This building, which will function as a warehouse and distribution facility primarily for our tuxedo rental business in the northeastern U.S., began operations in March 2007.

We own a 46-acre site in Houston, Texas on which we have developed our principal U.S. warehouse and distribution facilities. This site is the location of an approximately 1,080,000 square foot facility that supports our retail merchandise program, our tuxedo rental program and our in-house tuxedo dry cleaning operations. We also plan to construct a new 25,000 square foot building on this site in 2007 to serve as our computer data center.

We also own a 240,000 square foot facility situated on approximately seven acres of land in Houston, Texas which serves as an office, warehouse and distribution facility. Approximately 65,000 square feet of this facility is currently used as office space for our financial, information technology and other departments with the remaining 175,000 square feet serving as a warehouse and distribution center.

In 2006, we entered into a ten year building lease agreement for approximately 206,000 rentable square feet. This new building is located in Houston, Texas and will serve as office space for our financial, information technology and other departments allowing us to support future growth. Our existing office space will be converted to warehouse and storage space, where appropriate. Our move to the new office building is expected to occur during the third quarter of 2007.

We also own a 150,000 square foot facility, situated on an adjacent six acres to the 240,000 square foot facility, comprised of approximately 9,000 square feet of office space and 141,000 square feet serving as a warehouse and distribution center.

Our executive offices in Fremont, California are housed in a 35,500 square foot facility that we own. This facility serves as an office and training facility. We also lease approximately 25,000 square feet of additional office space in four other locations.

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

Moores leases a 36,700 square foot facility in Toronto, Ontario, comprised of approximately 16,900 square feet of office space and 19,800 square feet utilized for warehousing and distribution. In addition, Moores owns a building near Toronto of approximately 131,000 square feet that is utilized as its tuxedo distribution center and a 79,000 square foot facility in Montreal, Quebec. The Montreal facility is comprised of 75,400 square feet of warehouse and distribution center operations and 3,600 square feet of office space. In addition, Moores leases a 230,000 square foot facility in Montreal, Quebec, comprised of approximately 13,000 square feet of office space, 37,600 square feet of warehouse space and 179,400 square feet of manufacturing space. Moores also leases 2,000 square feet of additional office space in Vancouver, British Columbia.

Item 3.	Legal Proceedings

We are involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of our business. Management believes that none of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 3, 2007.

PART II

Item 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “MW.” The following table sets forth, on a per share basis for the periods indicated, the high and low sale prices per share for our common stock as reported by the New York Stock Exchange and the quarterly dividends declared on each share of common stock:

	High	Low	Dividend

Fiscal Year 2005
First quarter ended April 30, 2005	$29.37	$21.67	$—
Second quarter ended July 30, 2005	37.44	27.33	—
Third quarter ended October 29, 2005	36.91	22.75	—
Fourth quarter ended January 28, 2006	34.85	23.67	0.05
Fiscal Year 2006
First quarter ended April 29, 2006	$37.30	$30.20	$0.05
Second quarter ended July 29, 2006	36.45	29.81	0.05
Third quarter ended October 28, 2006	41.75	30.03	0.05
Fourth quarter ended February 3, 2007	44.56	36.89	0.05

On March 30, 2007, there were approximately 1,500 holders of record and approximately 7,400 beneficial holders of our common stock.

In January 2007, our Board of Directors declared a quarterly cash dividend of $0.05 per share of our common stock payable on March 30, 2007 to shareholders of record on March 20, 2007. The dividend payout is approximately $2.7 million.

In March 2007, our Board of Directors declared a quarterly cash dividend of $0.06 per share payable on July 6, 2007 to shareholders of record at the close of business on June 27, 2007.

Issuer Purchases of Equity Securities

During fiscal year 2006, we repurchased 1,134,000 shares of our common stock at an average price of $35.53 for an aggregate cost of approximately $40.3 million. The following table presents information with respect to purchases of common stock of the Company made during the quarter ended February 3, 2007 as defined by Rule 10b-18(a)(3) under the Exchange Act:

(c)
			Total	(d)
			Number of	Approximate
			Shares	Dollar Value of
			Purchased	Shares that
			as Part of	May Yet Be
	(a)	(b)	Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased	Per Share	Programs	Programs
(In thousands)

October 29, 2006 through November 25, 2006	231,800	$37.89	231,800	$79,706
November 26, 2006 through December 30, 2006	532,800	$37.53	532,800	$59,711
December 31, 2006 through February 3, 2007	—	—	—	$59,711
Total	764,600	$37.64	764,600	$59,711

Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

The following graph compares, as of each of the dates indicated, the percentage change in the Company’s cumulative total shareholder return on the Common Stock with the cumulative total return of the NYSE Composite Index and the Retail Specialty Apparel Index. The graph assumes that the value of the investment in the Common Stock and each index was $100 at February 2, 2002 and that all dividends paid by those companies included in the indices were reinvested.

	February 2,	February 1,	January 31,	January 29,	January 28,	February 3,
	2002	2003	2004	2005	2006	2007

Measurement Period (Fiscal Year Covered)
Company	$100.00	$64.09	$106.54	$148.44	$237.69	$302.38
Dow Jones US Apparel Retailers	100.00	82.32	113.54	124.77	146.39	173.67
NYSE Composite Index	100.00	86.76	115.94	140.29	160.04	193.37

The foregoing graph is based on historical data and is not necessarily indicative of future performance.

Item 6.	Selected Financial Data

The following selected statement of earnings, balance sheet and cash flow information for the fiscal years indicated has been derived from our audited consolidated financial statements. The Selected Financial Data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes thereto. References herein to years are to the Company’s 52-week or 53-week fiscal year, which ends on the Saturday nearest January 31 in the following calendar year. For example, references to “2006” mean the fiscal year ended February 3, 2007. All fiscal years for which financial information is included herein had 52 weeks, except 2006 which had 53 weeks.

	2002	2003	2004	2005	2006
		(Dollars and shares in thousands, except per share and per square foot data)

Statement of Earnings Data:
Net sales	$1,295,049	$1,392,680	$1,546,679	$1,724,898	$1,882,064
Gross margin	454,239	513,446	603,004	697,135	815,705
Operating income	69,300	81,783	118,088	165,296	223,938
Net earnings	42,355	49,734	71,356	103,903	148,575
Per Common Share Data:
Basic net earnings per share	$0.70	$0.85	$1.32	$1.93	$2.80
Diluted net earnings per share	$0.69	$0.84	$1.29	$1.88	$2.71
Weighted average common shares outstanding	60,885	58,184	54,044	53,753	53,111
Weighted average shares outstanding plus dilutive potential common shares	61,316	58,943	55,220	55,365	54,749
Operating Information:
Percentage increase/(decrease) in
comparable store sales(1):
Men’s Wearhouse	(3.3)%	7.9%	8.2%	6.2%	3.1%
K&G	(2.3)%	(0.3)%	3.9%	16.4%	(1.8)%
Moores	(2.1)%	(5.1)%	7.1%	2.7%	8.7%
Average square footage — all stores(2)	7,174	7,411	7,497	7,593	7,838
Average sales per square foot of selling space(3)	$319	$338	$368	$391	$397
Number of retail apparel stores(4):
Open at beginning of the period	680	689	693	707	719
Opened	16	13	20	18	35
Closed	(7)	(9)	(6)	(6)	(2)

Open at end of the period	689	693	707	719	752
Cash Flow Information:
Capital expenditures	$47,380	$49,663	$85,392	$66,499	$72,904
Depreciation and amortization	46,885	50,993	53,319	61,874	61,387
Purchase of treasury stock	28,058	109,186	11,186	90,280	40,289

	February 1,	January 31,	January 29,	January 28,	February 3,
	2003	2004	2005	2006	2007

Balance Sheet Information:
Cash and cash equivalents	$84,924	$132,146	$165,008	$200,226	$179,694
Working capital	326,060	357,045	388,229	491,527	454,691
Total assets	780,104	878,127	993,322	1,123,274	1,096,952
Long-term debt	38,709	131,000	130,000	205,251	72,967
Shareholders’ equity	526,585	487,792	568,848	627,533	753,772
Cash dividends declared per share	—	—	—	0.05	0.20

(1)	Comparable store sales data is calculated by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period.

(2)	Average square footage — all stores is calculated by dividing the total square footage for all stores open at the end of the period by the number of stores open at the end of such period.

(3)	Average sales per square foot of selling space is calculated by dividing total selling square footage for all stores open the entire year into total sales for those stores. For 2006, the calculation excludes total sales for the 53rd week.

(4)	Retail apparel stores include stores operating under our Men’s Wearhouse, K&G and Moores brands.

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

General

The Men’s Wearhouse opened its first store in Houston, Texas in August 1973, and we are now one of the largest specialty retailers of men’s suits in the United States and Canada. At February 3, 2007, we operated 752 retail apparel stores with 636 stores in the United States and 116 stores in Canada. Our U.S. stores are primarily operated under the brand names of Men’s Wearhouse (543 stores) and K&G (93 stores) in 45 states and the District of Columbia. Our Canadian stores are operated under the brand name of Moores Clothing for Men in ten provinces. For 2006, we had revenues of $1.882 billion and net earnings of $148.6 million, compared to revenues of $1.725 billion and net earnings of $103.9 million in 2005 and revenues of $1.547 billion and net earnings of $71.4 million in 2004. The more significant factors impacting these results are addressed in the “Results of Operations” discussion below.

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

In addition, we have expanded our customer base and leveraged our existing infrastructure by offering our tuxedo rental program in nearly all of our Men’s Wearhouse stores and in all of our Moores stores. As a percentage of total revenues, tuxedo rentals have grown from 5.0% in 2004 to 5.6% in 2005 and 6.3% in 2006. These revenues are expected to continue to increase in 2007 as the program continues to mature and as we complete our acquisition of After Hours Formalwear, Inc. (discussed below) and integrate it into our operations.

Under the K&G brand, we target the more price sensitive customer with a value-oriented superstore approach. K&G’s merchandising strategy emphasizes broad assortments of men’s apparel across all major categories, including tailored clothing, casual sportswear, dress furnishings, footwear and accessories. In addition, 73 of the 93 K&G stores operating at February 3, 2007 offer ladies’ career apparel that is also targeted to the more price sensitive customer. Although K&G employees assist customers with merchandise selection, including correct sizing, the stores are designed to allow customers to select and purchase apparel by themselves. Each store also provides on-site tailoring services.

Our business is subject to seasonal fluctuations. In most years, a significant portion of our net sales and our net earnings have been generated during the fourth quarter of each year when holiday season shopping peaks. In addition, our increased tuxedo rental business during the prom and wedding seasons has increased the significance of our second quarter net sales and net earnings. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full year.

We opened 20 stores in 2004, 18 stores in 2005 and 35 stores in 2006 under our Men’s Wearhouse, K&G and Moores brands. Expansion is generally continued within a market as long as management believes it will provide profitable incremental sales volume. In 2007, we plan to open approximately 21 new Men’s Wearhouse stores and 15 new K&G stores and to expand and/or relocate approximately 26 existing Men’s Wearhouse stores and four existing K&G stores. The average cost (excluding telecommunications and point-of-sale equipment and inventory) of opening a new store is expected to be approximately $0.4 million in 2007. Although we believe that our ability to increase the number of Men’s Wearhouse stores in the U.S. above 600 will be limited, we believe that additional growth opportunities exist through improving and diversifying the merchandise mix, relocating stores, expanding our K&G brand and adding complementary products and services.

We have closed 14 stores in the three years ended February 3, 2007. Generally, in determining whether to close a store, we consider the store’s historical and projected performance and the continued desirability of the store’s location. In determining store contribution, we consider net sales, cost of sales and other direct store costs, but exclude buying costs, corporate overhead, depreciation and amortization, financing costs and advertising. Store performance is continually monitored and, occasionally, as regions and shopping areas change, we may determine that it is in our best interest to close or relocate a store. In 2004, six stores were closed due to substandard performance or lease expiration. In 2005, four stores were closed due to substandard performance or lease expiration and two stores were closed due to demographic changes in the areas and/or the proximity of a newly opened store. In 2006, two stores were closed due to lease expiration. We plan to close two stores in 2007.

During fiscal year 2004, we opened six new casual clothing/sportswear concept stores (dba “Eddie Rodriguez”) in order to test an expanded, more fashion-oriented merchandise concept for men and women. In March 2005, it was determined that no further investments would be made into these test concept stores and, as of June 30, 2005, all six of the stores had been closed. Net operating losses from these stores reduced diluted earnings per share by $0.05 and $0.11 for fiscal 2004 and 2005, respectively.

During the fourth quarter of fiscal 2004, we opened two test bridal stores (dba “Bride & Joy”) in the San Francisco Bay Area in order to test additional opportunities in the bridal industry. A decision was made to exit the test of these bridal stores and both locations were closed by the end of the third quarter of fiscal 2006.

On November 16, 2006, we entered into a definitive stock purchase agreement with Federated Department Stores, Inc. and David’s Bridal, Inc. to acquire After Hours Formalwear, Inc. (“After Hours”) for a cash consideration of $100.0 million, subject to certain adjustments. After Hours is the largest men’s formalwear chain in the United States and operates 507 stores in 35 states under After Hours Formalwear and Mr. Tux store fronts. After Hours has an exclusive relationship with David’s Bridal, Inc., the nation’s largest bridal retailer with 269 stores and an online offering. That exclusivity will remain effective after the acquisition and will be extended to Men’s Wearhouse and Moores store brands. The acquisition is conditioned upon, among other things, the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other customary closing conditions. On March 23, 2007, we announced that the Federal Trade Commission had terminated its review and that we expect to close the acquisition on or before April 9, 2007.

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

Our inventory is carried at the lower of cost or market. Cost is determined on the average cost method for approximately 73% of our inventory and on the retail inventory method for the remaining 27%. Our inventory cost also includes estimated procurement and distribution costs (warehousing, freight, hangers and merchandising costs) associated with the inventory, with the balance of such costs included in cost of sales. We make assumptions, based primarily on historical experience, as to items in our inventory that may be damaged, obsolete or salable only at marked down prices and reduce the cost of inventory to reflect the market value of these items. If actual damages, obsolescence or market demand is significantly different from our estimates, additional inventory write-downs could be required. In addition, procurement and distribution costs are allocated to inventory based on the ratio of annual product purchases to inventory cost. If this ratio were to change significantly, it could materially affect the amount of procurement and distribution costs included in cost of sales.

We make judgments about the carrying value of long-lived assets, such as property and equipment and amortizable intangibles, and the recoverability of goodwill whenever events or changes in circumstances indicate that an other-than-temporary impairment in the remaining value of the assets recorded on our balance sheet may exist. We test goodwill for impairment annually in the fourth quarter of each year or more frequently if circumstances dictate. To estimate the fair value of long-lived assets, including goodwill, we make various assumptions about the future prospects for the brand that the asset relates to and typically estimate future cash flows to be generated by these brands. Based on these assumptions and estimates, we determine whether we need to take an impairment charge to reduce the value of the asset stated on our balance sheet to reflect its estimated fair value. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors, such as industry and economic trends, and internal factors, such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. In 2004, we recorded a pretax impairment charge of $2.2 million related to certain technology assets. No impairment charges were recorded in 2005 and 2006.

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

Significant judgment is required in determining the provision for income taxes and the related taxes payable and deferred tax assets and liabilities since, in the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. Additionally, our tax returns are subject to audit by various domestic and foreign tax authorities that could result in material adjustments or differing interpretations of the tax laws. Although we believe that our estimates are reasonable and are based on the best available information at the time we prepare the provision, actual results could differ from these estimates resulting in a final tax outcome that may be materially different from that which is reflected in our consolidated financial statements.

Our operating leases primarily relate to stores and generally contain rent escalation clauses, rent holidays, contingent rent provisions and occasionally leasehold incentives. We recognize rent expense for operating leases on a straight-line basis over the term of the lease, which is generally five to ten years based on the initial lease term plus first renewal option periods that are reasonably assured. The lease terms commence when we take possession with the right to control use of the leased premises and, for stores, is generally 60 days prior to the date rent payments begin. Prior to fiscal 2006, we capitalized rent amounts allocated to the construction period for leased properties as leasehold improvements. In fiscal 2006, we adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. FAS 13-1 (“FSP 13-1”), “Accounting for Rental Costs Incurred during a Construction Period,” which requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense (see Note 1 of Notes to Consolidated Financial Statements for further discussion regarding FSP 13-1). Deferred rent that results from recognition of rent on a straight-line basis is included in other liabilities. Landlord incentives received for reimbursement of leasehold improvements are recorded as deferred rent and amortized as a reduction to rent expense over the term of the lease.

Results of Operations

The following table sets forth the Company’s results of operations expressed as a percentage of net sales for the periods indicated:

	Fiscal Year
	2004	2005	2006

Net sales	100.0%	100.0%	100.0%
Cost of goods sold, including buying and distribution costs	49.8	48.7	45.6
Occupancy costs	11.2	10.9	11.1

Gross margin	39.0	40.4	43.3
Selling, general and administrative expenses	31.4	30.8	31.4

Operating income	7.6	9.6	11.9
Interest income	(0.1)	(0.1)	(0.5)
Interest expense	0.4	0.3	0.5

Earnings before income taxes	7.3	9.4	11.9
Provision for income taxes	2.7	3.4	4.0

Net earnings	4.6%	6.0%	7.9%

2006 Compared with 2005

The Company’s net sales increased $157.2 million, or 9.1%, to $1.882 billion for 2006 due mainly to a $113.8 million increase in clothing product sales, a $17.5 million increase in alteration service revenues and a $23.3 million increase in tuxedo rental revenues. The components of this $157.2 million increase in net sales are as follows:

(In millions)	Amount Attributed to

$43.3	1.9% and 8.7% increase in comparable sales for US and Canadian stores, respectively, in 2006 compared to 2005.
38.8	Net sales from 35 new stores opened in 2006.
31.7	Impact of 53rd week in 2006.
21.5	Increase from net sales of stores opened in 2005, relocated stores and expanded stores not included in comparable sales.
19.3	Increase from alteration and other sales.
(8.9)	Closed stores in 2005 and 2006.
11.5	Effect of exchange rate changes.
$157.2	Total

Our Men’s Wearhouse comparable store sales (which are calculated by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period) increased 3.1%, while our K&G comparable store sales decreased 1.8%. Our Men’s Wearhouse comparable store sales increased due to a slight increase in traffic levels and continued growth in our tuxedo rental business. The decrease in K&G comparable store sales was due mainly to a decrease in traffic levels. In Canada, comparable store sales increased 8.7% primarily as a result of improvement in the clothing average ticket, increased traffic and continued growth in our tuxedo rental business. As a percentage of total revenues, combined U.S. and Canadian tuxedo rental revenues increased from 5.6% in fiscal 2005 to 6.3% in fiscal 2006.

Gross margin increased $118.6 million, or 17.0%, to $815.7 million in 2006. As a percentage of sales, gross margin increased from 40.4% in 2005 to 43.3% in 2006. This increase in gross margin percentage resulted mainly from improvements in merchandise margins related to lower product costs and continued growth in our tuxedo rental business, which carries a significantly higher incremental gross margin impact than our traditional businesses. This increase in the gross margin percentage was partially offset by an increase in occupancy cost, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, from 2005 to 2006. On an absolute dollar basis, occupancy costs increased by 11.6% from 2005 to 2006 due mainly to our increased store count and renewals of existing leases at higher rates.

Selling, general and administrative (“SG&A”) expenses increased to $591.8 million in fiscal 2006 from $531.8 million in fiscal 2005, an increase of $60.0 million or 11.3%. As a percentage of sales, these expenses increased from 30.8% in 2005 to 31.4% in 2006. The components of this 0.6% net increase in SG&A expenses as a percentage of net sales are as follows:

%	Attributed to

0.1%	Increase in store salaries as a percentage of sales from 12.7% in 2005 to 12.8% in 2006. Store salaries on an absolute dollar basis increased $22.4 million primarily due to increased commissions associated with higher sales and increased base salaries.
0.5%	Increase in other SG&A expenses as a percentage of sales from 14.6% in 2005 to 15.1% in 2006. On an absolute dollar basis, other SG&A expenses increased $31.8 million primarily as a result of continued growth in our tuxedo rental business, increased base salaries and benefits and stock based compensation recorded in connection with the adoption of SFAS 123R. These increases were offset in part by the absence in the current year of costs associated with the closure of our R&D casual clothing/sportswear concept stores incurred in fiscal 2005.
0.6%	Total

Interest expense increased from $5.9 million in 2005 to $9.2 million in 2006 while interest income increased from $3.3 million in 2005 to $9.8 million in 2006. Weighted average borrowings outstanding increased from $130.8 million in the prior year to $202.1 million in 2006, and the weighted average interest rate on outstanding indebtedness remained constant at 3.3%. The increase in weighted average borrowings is due to Canadian term loan borrowings of US$75.0 million in January 2006 that were used to fund the repatriation of foreign earnings from our Canadian subsidiaries under the American Jobs Creation Act of 2004. This increase was offset slightly by our election to redeem our $130 million 3.125% Convertible Senior Notes due 2023 (“Notes”) in the fourth quarter of 2006. For additional information regarding the redemption of our Notes, refer to Note 3 of Notes to Consolidated Financial Statements and the “Liquidity and Capital Resources” discussion herein. The increase in interest income primarily resulted from increases in our average cash and short-term investment balances and higher interest rates.

Our effective income tax rate decreased from 36.1% in 2005 to 33.8% in 2006 due primarily to favorable developments on certain outstanding income tax matters and an increase in the amount of tax exempt interest income for the current fiscal year. Excluding the adjustments to tax reserves associated with the favorable developments on certain outstanding income tax matters, our effective tax rate would have been 36.1% for fiscal 2006.

These factors resulted in 2006 net earnings of $148.6 million or 7.9% of net sales, compared with 2005 net earnings of $103.9 million or 6.0% of net sales.

2005 Compared with 2004

The Company’s net sales increased $178.2 million, or 11.5%, to $1.725 billion for 2005 due mainly to a $146.3 million increase in clothing product sales, a $7.0 million increase in alteration service revenues and an $18.7 million increase in tuxedo rental revenues. The components of this $178.2 million increase in net sales are as follows:

(In millions)	Amount Attributed to

$108.3	8.4% and 2.7% increase in comparable sales for US and Canadian stores, respectively, in 2005 compared to 2004.
18.8	Net sales from 18 new stores opened in 2005.
26.6	Increase from net sales of stores opened in 2004, relocated stores and expanded stores not included in comparable sales.
15.7	Increase from other sales.
(3.1)	Closed stores in 2005 and in 2004.
11.9	Effect of exchange rate changes.
$178.2	Total

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

On December 21, 2005, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with a group of banks to amend and restate our revolving credit facility. On February 2, 2007, we entered into an Agreement and Amendment to the Credit Agreement effective as of January 31, 2007 (the “Amendment”). The Amendment (i) extends the maturity date of the revolving credit facility under the Credit Agreement to February 11, 2012 and (ii) increases the total senior secured revolving credit facility under the Credit Agreement from $100.0 million to $200.0 million, which can be expanded to $250.0 million upon additional lender commitments. The Credit Agreement also provided our Canadian subsidiaries with a senior secured term loan used to fund the repatriation of US$74.7 million of Canadian earnings in January 2006 under the American Jobs Creation Act of 2004. The Canadian term loan matures on February 10, 2011. The Credit Agreement is secured by the stock of certain of the Company’s subsidiaries. The Credit Agreement has several borrowing and interest rate options including the following indices: (i) an alternate base rate (equal to the greater of the prime rate or the federal funds rate plus 0.5%) or (ii) LIBO rate or (iii) CDO rate. Advances under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin up to 1.125%. The Credit Agreement also provides for fees applicable to unused commitments ranging from 0.100% to 0.175%. The effective interest rate for the Canadian term loan was 5.0% at February 3, 2007. As of February 3, 2007, there were no borrowings outstanding under the revolving credit facility and there was US$73.0 million outstanding under the Canadian term loan.

The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain certain financial ratios. The restrictive provisions in the Credit Agreement have been modified to afford us with greater operating flexibility than was provided for in our previous facility and to reflect an overall covenant structure that is generally representative of a commercial loan made to an investment-grade company. Our debt, however, is not rated, and we have not sought, and are not seeking, a rating of our debt. We were in compliance with the covenants in the Credit Agreement as of February 3, 2007.

On October 21, 2003, we issued $130.0 million of 3.125% Convertible Senior Notes due 2023 (“Notes”) in a private placement. Interest on the Notes was payable semi-annually on April 15 and October 15 of each year, beginning on April 15, 2004. The Notes were scheduled to mature on October 15, 2023. However, we had the right to redeem the Notes between October 20, 2006 and October 19, 2008 if the price of our common stock reached certain levels.

During certain periods, the Notes were convertible by holders into shares of our common stock at a conversion rate of 35.1309 shares of common stock per $1,000 principal amount of Notes, which was equivalent to a conversion price of $28.47 per share of common stock (subject to adjustment in certain events), under the following circumstances: (1) if the closing sale price of our common stock issuable upon conversion exceeded 120% of the conversion price under specified conditions; (2) if we called the Notes for redemption; or (3) upon the occurrence of specified corporate transactions. Upon conversion of the Notes, in lieu of delivering common stock we could, at our election, deliver cash or a combination of cash and common stock. However, on January 28, 2005, we entered into a supplemental indenture relating to the Notes and irrevocably elected to settle the principal amount at issuance of such Notes in 100% cash when they become convertible and are surrendered by the holders thereof. The Notes were general senior unsecured obligations, ranking on parity in right of payment with all our existing and future unsecured senior indebtedness and our other general unsecured obligations, and senior in right of payment with all our future subordinated indebtedness. The Notes were effectively subordinated to all of our senior secured indebtedness and all indebtedness and liabilities of our subsidiaries.

On November 16, 2006, we issued a press release announcing that, as a result of the closing sale price of the Company’s common stock exceeding 140% of the conversion price for the requisite number of days during the requisite period, we had elected to redeem the full $130.0 million aggregate principal amount of the Notes. Holders of the Notes had the right to convert their notes at any time prior to two business days immediately preceding the redemption date. As indicated above, we had irrevocably elected to settle the principal amount at issuance of the Notes in cash when and if surrendered for conversion. Under the terms governing the Notes, holders of approximately $127.0 million principal amount of the Notes exercised their conversion right in lieu of having their notes redeemed and we exercised our right to pay cash for the principal amount of the Notes converted in lieu of issuing common stock. The market value of the common stock to be issued upon conversion that exceeded the principal amount was paid by delivering common stock. As a result, we paid approximately $127.0 million in cash and issued 1,222,364 shares of the Company’s common stock pursuant to the requested conversions. The remaining $3.0 million principal amount of the Notes was redeemed on December 15, 2006 with such payment and accrued and unpaid interest being made in cash. Notes converted into common stock prior to the redemption date were not entitled to receive accrued and unpaid interest. In connection with the conversion and redemption of the Notes, we paid approximately $130.1 million in cash, issued 1,222,364 shares of the Company’s common stock and wrote-off approximately $1.3 million of unamortized deferred financing costs.

We utilize letters of credit primarily for inventory purchases. At February 3, 2007, letters of credit totaling approximately $19.0 million were issued and outstanding.

A quarterly cash dividend of $0.05 per share was paid for each of the first quarter ended April 29, 2006, the second quarter ended July 29, 2006, the third quarter ended October 28, 2006 and the fourth quarter ended February 3, 2007. Cash dividends paid were approximately $10.8 million for the fiscal year ended February 3, 2007. In January 2007, our Board of Directors declared a quarterly cash dividend of $0.05 per share of our common stock payable on March 30, 2007 to shareholders of record on March 20, 2007. The dividend payout is approximately $2.7 million and is included in accrued expenses as of February 3, 2007.

In March 2007, our Board of Directors declared a quarterly cash dividend of $0.06 per share payable on July 6, 2007 to shareholders of record at the close of business on June 27, 2007.

On November 16, 2006, we entered into a definitive stock purchase agreement with Federated Department Stores, Inc. and David’s Bridal, Inc. to acquire After Hours Formalwear, Inc. (“After Hours”) for a cash consideration of $100.0 million, subject to certain adjustments. After Hours is the largest men’s formalwear chain in the United States and operates 507 stores in 35 states under After Hours Formalwear and Mr. Tux store fronts. After Hours has an exclusive relationship with David’s Bridal, Inc., the nation’s largest bridal retailer with 269 stores and an online offering. That exclusivity will remain effective after the acquisition and will be extended to Men’s Wearhouse and Moores store brands. The acquisition is conditioned upon, among other things, the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other customary closing conditions. On March 23, 2007, we announced that the Federal Trade Commision had terminated its review and that we expect to close the acquisition on or before April 9, 2007.

Our primary sources of working capital are cash flow from operations and, if necessary, borrowings under the Credit Agreement. We had working capital of $388.2 million, $491.5 million and $454.7 million at the end of 2004, 2005 and 2006, respectively. Historically, our working capital has been at its lowest level in January and February, and has increased through November as inventory buildup occurs in preparation for the fourth quarter selling season. The $36.8 million decrease in working capital at February 3, 2007 compared to January 28, 2006 resulted from the following:

(In millions)	Amount Attributed to

$(83.3)	Decrease in cash and short-term investments, due primarily to the redemption of our 3.125% Convertible Senior Notes due 2023, purchases of treasury stock and cash dividends paid.
33.8	Increase in inventories due to square footage growth of 8.9%.
23.7	Decrease in accounts payable due to amount and timing of 2006 payables as compared to the same items for 2005.
(5.6)	Increase in accrued expenses due to increased accruals for payroll, medical claims, vacation, unredeemed gift certificates and contributions to our employee stock option plan.
(5.4)	Other items.
$(36.8)	Total

Our operating activities provided net cash of $130.0 million in 2004, $154.6 million in 2005 and $160.8 million in 2006 mainly because cash provided by net earnings, as adjusted for non-cash charges and, in 2004, increases in payables and accrued expenses more than offset cash used for increases in inventories, tuxedo rental product and, in 2006, decreases in payables and accrued expenses. Inventories increased in each of the years due mainly to increased selling square footage and increased sales. The increase in tuxedo rental product in each of the years is due to purchases to support the continued growth in our tuxedo rental business. In 2004, the increase in accounts payable and accrued expenses was due to higher bonuses earned as a result of increased sales, the expansion of our Men’s Wearhouse customer loyalty program and increased customer purchases of gift cards. In 2006, the decrease in accounts payable and accrued expenses was due mainly to the timing of vendor payments.

Our investing activities used net cash of $96.9 million and $129.4 million in 2004 and 2005, respectively, due mainly to capital expenditures of $85.4 million and $66.5 million in 2004 and 2005, respectively, and in 2005 net purchases of short-term investments of $62.8 million. In 2006, our investing activities used net cash of $11.6 million due mainly to capital expenditures of $72.9 million, offset by net proceeds of short-term investments of $62.8 million. Short-term investments consist of auction rate securities which represent funds available for current operations. These securities have stated maturities beyond three months but are priced and traded as short-term instruments due to the liquidity provided through the interest rate mechanism of 7 to 35 days. As of February 3, 2007, we held no short-term investments. Our capital expenditures relate to costs incurred for stores opened, remodeled or relocated during the year or under construction at the end of the year, distribution facility additions and infrastructure technology investments as detailed below. In 2004, our cash used by investing activities also included $11.0 million for net assets acquired for 11 retail dry cleaning and laundry facilities operating in the Houston, Texas area.

The following table details our capital expenditures (in millions):

	2004	2005	2006

New store construction	$14.3	$13.4	$19.0
Relocation and remodeling of existing stores	18.9	30.3	29.2
Information technology	10.7	10.6	8.8
Distribution facilities	30.5	11.1	13.5
Other	11.0	1.1	2.4

Total	$85.4	$66.5	$72.9

Property additions relating to new retail apparel stores include stores in various stages of completion at the end of the fiscal year (eight stores at the end of 2004, 12 stores at the end of 2005 and one store at the end of 2006). In addition, our expenditures for the relocation and remodeling of existing retail apparel stores continue to increase as we update our store base. Capital expenditures in 2004 included approximately $10.0 million for the centralization in Houston, Texas of our warehouse and distribution program for our K&G stores and approximately $13.0 million related to our Canadian operations for the purchase of a new tuxedo distribution center in Toronto, Ontario and for the construction of a new warehouse and distribution center in Montreal, Quebec.

We used net cash in financing activities of $1.6 million in 2004 due mainly to purchases of treasury stock offset by proceeds from the issuance of our common stock for options exercised. In September 2003, the Board of Directors authorized a program for the repurchase of up to $100.0 million of our common stock in the open market or in private transactions. As of January 29, 2005, we had repurchased under the September 2003 program 2,108,100 shares at a cost of $42.4 million in private transactions and 3,054,600 shares at a cost of $51.4 million in open market transactions, for a total of 5,162,700 shares at an average price per share of $18.17. During fiscal 2004, a total of 484,500 shares at a cost of $8.7 million were repurchased under this program at an average price per share of $17.96. In June 2004, the Board of Directors authorized a program for the repurchase of up to $50.0 million of our common stock in the open market or in private transactions. This authorization superceded the approximately $6.2 million we had remaining under the September 2003 authorization. As of January 29, 2005, a total of 149,100 shares at a cost of $2.5 million were repurchased in open market transactions under this program at an average price per share of $16.66. Under all authorized programs during fiscal 2004, we repurchased 633,600 shares of our common stock at a cost of $11.2 million, with an average repurchase price of $17.65 per share. As of

January 28, 2006, we had repurchased under the June 2004 program 1,652,850 shares at a cost of $43.0 million in open market transactions at an average price per share of $26.00.

In 2005, net cash provided by financing activites was $5.1 million due mainly to borrowings under our Credit Agreement used to fund the repatriation of $US74.7 million of foreign earnings from our Canadian subsidiaries and proceeds from the issuance of our common stock for options exercised, offset by purchases of treasury stock. In May 2005, the Board of Directors approved a replenishment of our share repurchase program to $50.0 million by authorizing $43.0 million to be added to the remaining $7.0 million under the June 2004 authorization program. As of January 28, 2006, a total of 1,696,000 shares at a cost of $49.8 million were repurchased in open market transactions under this program at an average price per share of $29.36. On January 25, 2006, the Board of Directors authorized a new $100.0 million share repurchase program of our common stock. This authorization superceded the approximately $0.2 million we had remaining under the May 2005 authorization. No shares were repurchased under this program as of January 28, 2006. During 2005, a total of 3,199,750 shares at a cost of $90.3 million were repurchased in open market transactions under all authorized stock repurchase programs at an average price per share of $28.21.

In 2006, our financing activities used net cash of $168.2 million due mainly to redemption of our 3.125% Convertible Senior Notes due 2023, purchases of treasury stock and cash dividends paid, offset partially by proceeds from the issuance of our common stock in connection with the exercise of stock options. During 2006, a total of 1,134,000 shares at a cost of $40.3 million were repurchased in open market transaction under the January 2006 authorization at an average price per share of $35.53. The remaining balance available under the January 2006 authorization at February 3, 2007 is $59.7 million.

The following table summarizes our share repurchases over the last three fiscal years:

	2004	2005	2006

Shares repurchased (in thousands)	633.6	3,199.8	1,134.0
Total costs (in millions)	$11.2	$90.3	$40.3
Average price per share	$17.65	$28.21	$35.53

In addition to funding the acquisition of After Hours Formalwear, Inc. as discussed above, our primary cash requirements are to finance working capital increases as well as to fund capital expenditure requirements which are anticipated to be approximately $65.0 million for 2007. This amount includes the anticipated costs of opening approximately 21 new Men’s Wearhouse stores and 15 new K&G stores in 2007 at an expected average cost per store of approximately $0.4 million (excluding telecommunications and point-of-sale equipment and inventory) and the cost of our new office and data center facilities. The balance of the capital expenditures for 2007 will be used for telecommunications, point-of-sale and other computer equipment and systems, store relocations, remodeling and expansion and investment in complimentary services and concepts. The Company anticipates that each of the 21 new Men’s Wearhouse stores and each of the 15 new K&G stores will require, on average, an initial inventory costing approximately $0.4 million and $1.5 million, respectively (subject to the seasonal patterns that affect inventory at all stores), which will be funded by our revolving credit facility, trade credit and cash from operations. The actual amount of future capital expenditures and inventory purchases will depend in part on the number of new stores opened and the terms on which new stores are leased. Additionally, the continuing consolidation of the men’s tailored clothing industry may present us with opportunities to acquire retail chains significantly larger than our past acquisitions. Any such acquisitions may be undertaken as an alternative to opening new stores. We may use cash on hand, together with cash flow from operations, borrowings under our revolving credit facility and issuances of equity securities, to take advantage of significant acquisition opportunities.

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

On August 20, 2004, we purchased a 1980 Gulfstream III aircraft from Regal Aviation L.L.C. (“Regal Aviation”) for $5.0 million. Regal Aviation operates a private air charter service and is a limited liability company of which George Zimmer owns 99%. In addition, on August 20, 2004, we entered into a leasing arrangement with Regal Aviation under which Regal Aviation operates, manages and markets the aircraft as well as provides the appropriate flight personnel and services. The aircraft is utilized to provide air transportation from time to time for George Zimmer and is leased to third parties for charter. On August 31, 2006, Regal Aviation sold substantially all of its assets to an unrelated third party who now provides to us those services previously provided by Regal Aviation.

On October 15, 2004, we purchased a warehouse facility located in Houston, Texas (the “Facility”) from Zig Zag for $0.7 million. Zig Zag is a Texas joint venture, in which Richard E. Goldman, George Zimmer and James E. Zimmer were the sole and equal joint venturers. Prior to the purchase of the Facility, we leased the Facility from Zig Zag.

Based on the results of appraisals and review of the terms of other Regal Aviation leasing arrangements with unrelated third parties, we believe that the terms of the aircraft purchase and leasing agreements and the terms of the store purchase and the Facility purchase were comparable to what would have been available to us from unaffiliated third parties at the time such agreements were entered into.

We anticipate that our existing cash and cash flow from operations, supplemented by borrowings under our Credit Agreement, will be sufficient to fund the After Hours Formalwear, Inc. acquisition, planned store openings, other capital expenditures and operating cash requirements for at least the next 12 months.

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

Contractual Obligations

As of February 3, 2007, the Company is obligated to make cash payments in connection with its long-term debt, noncancelable capital and operating leases and other contractual obligations in the amounts listed below. In addition, we utilize letters of credit primarily for inventory purchases. At February 3, 2007, letters of credit totaling approximately $19.0 million were issued and outstanding.

	Payments Due by Period
		<1	1-3	3-5	> 5
(In millions)	Total	Year	Years	Years	Years

Contractual obligations
Long-term debt(a)	$73.0	$—	$—	$73.0	$—
Capital lease obligations(b)	4.5	1.1	1.7	1.1	0.6
Operating lease base rentals(b)	590.2	113.9	198.3	134.3	143.7
Other contractual obligations(c)	31.1	31.1	—	—	—

Total contractual obligations	$698.8	$146.1	$200.0	$208.4	$144.3

(a)	Long-term debt includes our Canadian term loan of US$73.0 million due in February 2011. The Canadian term loan bears interest at CDOR plus an applicable margin. This borrowing is further described in Note 1 and Note 3 of Notes to Consolidated Financial Statements. The table assumes our long-term debt is held to maturity.

(b)	We lease retail business locations, office and warehouse facilities, copier equipment and automotive equipment under various noncancelable capital and operating leases. Leases on retail business locations specify minimum base rentals plus common area maintenance charges and possible additional rentals based upon percentages of sales. Most of the retail business location leases provide for renewal options at rates specified in the leases. Our future lease obligations would change if we exercised these renewal options and if we entered into additional lease agreements. See Note 10 of Notes to Consolidated Financial Statements for more information.

(c)	Other contractual obligations consist primarily of manufacturing contracts to purchase inventory.

In March 2007, we entered into a three year transportation agreement, commencing April 2, 2007, with Ryder Integrated Logistics, Inc., to execute shipments from vendors to our distribution facilities in Houston, Texas, and from the distribution facilities to regional transportation hubs or stores within a regional service area. The transportation agreement terminated leasing agreements we had in place as of the end of fiscal 2006 for our long-haul tractors and trailers. As a result, our total future lease commitments will be reduced by approximately $0.3 million for operating leases and approximately $3.1 million for capital lease obligations. The transportation agreement will increase our other contractual obligations by approximately $1.5 million in fiscal 2007, $1.4 million in fiscal 2008, $1.2 million in fiscal 2009 and $0.2 million in fiscal 2010.

Off-Balance Sheet Arrangements

Other than the noncancelable operating leases, other contractual obligations and letters of credit discussed above, the Company does not have any off-balance sheet arrangements that are material to its financial position or results of operations.

Impact of Recently Issued Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are to be accounted for as an adjustment to the beginning balance of retained earnings. FIN 48 is effective as of the beginning of fiscal years that begin after December 15, 2006. We will adopt FIN 48 in the first quarter of fiscal 2007. We are currently evaluating the impact that the adoption of FIN 48 will have on our financial position, results of operations and cash flows.

In June 2006, the EITF ratified its conclusion on EITF Issue No. 06-02 “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43,” “Accounting for Compensated Absences” (“EITF 06-02”). EITF 06-02 requires that compensation expense associated with a sabbatical leave, or other similar benefit arrangement, be accrued over the requisite service period during which an employee earns the benefit. EITF 06-02 is effective for fiscal years beginning after December 15, 2006 and should be recognized as either a change in accounting principle through a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption or a change in accounting principle through retrospective application to all prior periods. We will adopt EITF 06-02 in the first quarter of fiscal 2007. We are currently evaluating the impact that the adoption of EITF 06-02 will have on our financial position, results of operations and cash flows.

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

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance regarding the consideration given to prior year misstatements when determining materiality in current year financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115,” (“SFAS 159”). SFAS 159 provides companies with an option to measure certain financial instruments and other items at fair value with changes in fair value reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that the adoption of SFAS 159 will have on our financial position, results of operations and cash flows.

Inflation

The impact of inflation on the Company has been minimal.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are subject to exposure from fluctuations in U.S. dollar/Euro exchange rates. As further described in Note 8 of Notes to Consolidated Financial Statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”, we utilize foreign currency forward exchange contracts to limit exposure to changes in currency exchange rates. At February 3, 2007, we had no contracts outstanding. At January 28, 2006, we had three contracts maturing in varying increments to purchase an aggregate notional amount of $1.2 million in foreign currency, maturing at various dates through April 2006. Unrealized pretax losses on these forward contracts totaled approximately $32 thousand at January 28, 2006.

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

We are also subject to market risk from our Canadian term loan of US$73.0 million at February 3, 2007, which bears interest at CDOR plus an applicable margin (see Note 3 of Notes to Consolidated Financial Statements). An increase in market interest rates would increase our interest expense and our cash requirements for interest payments. For example, an average increase of 0.5% in the variable interest rate would increase our interest expense and payments by approximately $0.4 million.

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

Our management assessed the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on such assessment, management concluded that, as of February 3, 2007, our internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of our internal control over financial reporting as of February 3, 2007 has been audited by Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this report, as stated in their report which appears on page 31 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Men’s Wearhouse, Inc.
Houston, Texas

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”, that The Men’s Wearhouse, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of February 3, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended February 3, 2007 of the Company and our report dated April 2, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/  Deloitte & Touche LLP

Houston, Texas
April 2, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Men’s Wearhouse, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of The Men’s Wearhouse, Inc. and subsidiaries (the “Company”) as of February 3, 2007 and January 28, 2006, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended February 3, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Men’s Wearhouse and subsidiaries as of February 3, 2007 and January 28, 2006, and the results of their operations and their cash flows for each of the three years in the period ended February 3, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 2, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

Houston, Texas
April 2, 2007

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except shares)

	January 28,	February 3,
	2006	2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$200,226	$179,694
Short-term investments	62,775	—
Accounts receivable, net	16,837	17,018
Inventories	416,603	448,586
Other current assets	33,171	35,531

Total current assets	729,612	680,829

PROPERTY AND EQUIPMENT, AT COST:
Land	9,122	9,093
Buildings	54,515	63,477
Leasehold improvements	244,300	264,276
Furniture, fixtures and equipment	304,020	332,494

	611,957	669,340
Less accumulated depreciation and amortization	(342,371)	(379,700)

Net property and equipment	269,586	289,640

TUXEDO RENTAL PRODUCT, net	52,561	57,565
GOODWILL	57,601	56,867
OTHER ASSETS, net	13,914	12,051

TOTAL	$1,123,274	$1,096,952

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$125,064	$111,213
Accrued expenses	91,935	95,249
Income taxes payable	21,086	19,676

Total current liabilities	238,085	226,138
LONG-TERM DEBT	205,251	72,967
DEFERRED TAXES AND OTHER LIABILITIES	52,405	44,075

Total liabilities	495,741	343,180

COMMITMENTS AND CONTINGENCIES (Note 3 and Note 10)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 67,237,824 and 69,154,241 shares issued	671	691
Capital in excess of par	255,214	286,120
Retained earnings	614,680	752,361
Accumulated other comprehensive income	26,878	23,496

Total	897,443	1,062,668
Treasury stock, 14,169,241 and 15,234,677 shares at cost	(269,910)	(308,896)

Total shareholders’ equity	627,533	753,772

TOTAL	$1,123,274	$1,096,952

The accompanying notes are an integral part of these consolidated financial statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
For the Years Ended
January 29, 2005, January 28, 2006 and February 3, 2007
(In thousands, except per share amounts)

	Fiscal Year
	2004	2005	2006

Net sales:
Clothing product	$1,381,241	$1,527,526	$1,641,300
Tuxedo rental, alteration and other services	165,438	197,372	240,764

Total net sales	1,546,679	1,724,898	1,882,064
Cost of sales:
Clothing product, including buying and distribution costs	685,412	737,149	742,769
Tuxedo rental, alteration and other services	84,660	103,527	114,779
Occupancy costs	173,603	187,087	208,811

Total cost of sales	943,675	1,027,763	1,066,359
Gross margin	603,004	697,135	815,705
Selling, general and administrative expenses	484,916	531,839	591,767

Operating income	118,088	165,296	223,938
Interest income	(1,526)	(3,280)	(9,786)
Interest expense	5,899	5,888	9,216

Earnings before income taxes	113,715	162,688	224,508
Provision for income taxes	42,359	58,785	75,933

Net earnings	$71,356	$103,903	$148,575

Net earnings per share:
Basic	$1.32	$1.93	$2.80

Diluted	$1.29	$1.88	$2.71

Weighted average common shares outstanding:
Basic	54,044	53,753	53,111

Diluted	55,220	55,365	54,749

The accompanying notes are an integral part of these consolidated financial statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
For the Years Ended
January 29, 2005, January 28, 2006 and February 3, 2007
(In thousands, except shares)

				Accumulated
		Capital		Other
	Common	in Excess	Retained	Comprehensive	Treasury
	Stock	of Par	Earnings	Income	Stock	Total

BALANCE — January 31, 2004	$431	$205,636	$442,074	$10,357	$(170,706)	$487,792
Comprehensive income:
Net earnings	—	—	71,356	—	—	71,356
Translation adjustment	—	—	—	7,371	—	7,371
Change in derivative fair value	—	—	—	(251)	—	(251)

Total comprehensive income						78,476
Common stock issued to stock discount plan — 73,817 shares	—	1,120	—	—	—	1,120
Common stock issued upon exercise of stock options — 734,342 shares	5	9,751	—	—	—	9,756
Tax benefit related to stock-based plans	—	1,768	—	—	—	1,768
Amortization of deferred compensation	—	122	—	—	—	122
Treasury stock issued to profit sharing plan — 65,616 shares	—	(70)	—	—	1,070	1,000
Treasury stock purchased — 633,600 Shares	—	—	—	—	(11,186)	(11,186)

BALANCE — January 29, 2005	436	218,327	513,430	17,477	(180,822)	568,848
Comprehensive income:
Net earnings	—	—	103,903	—	—	103,903
Translation adjustment	—	—	—	9,826	—	9,826
Change in derivative fair value	—	—	—	(425)	—	(425)

Total comprehensive income						113,304
Stock dividend — 50%	223	(223)	—	—	—	—
Cash dividends declared — $0.05 per share	—	—	(2,653)	—	—	(2,653)
Common stock issued to stock discount plan — 65,596 shares	—	1,427	—	—	—	1,427
Common stock issued upon exercise of stock options — 1,667,477 shares	12	22,823	—	—	—	22,835
Tax benefit related to stock-based plans	—	9,646	—	—	—	9,646
Amortization of deferred compensation	—	2,906	—	—	—	2,906
Treasury stock issued to profit sharing plan — 67,628 shares	—	308	—	—	1,192	1,500
Treasury stock purchased — 3,199,750 Shares	—	—	—	—	(90,280)	(90,280)

BALANCE — January 28, 2006	671	255,214	614,680	26,878	(269,910)	627,533
Comprehensive income:
Net earnings	—	—	148,575	—	—	148,575
Translation adjustment	—	—	—	(3,401)	—	(3,401)
Change in derivative fair value	—	—	—	19	—	19

Total comprehensive income						145,193
Cash dividends paid — $0.20 per share	—	—	(8,177)	—	—	(8,177)
Cash dividends declared — $0.05 per share	—	—	(2,717)	—	—	(2,717)
Stock-based compensation	—	6,965	—	—	—	6,965
Conversion of debt to common stock — 1,222,364 shares	12	(12)	—	—	—	—
Common stock issued to stock discount plan — 62,543 shares	1	1,728	—	—	—	1,729
Common stock issued upon exercise of stock options — 573,689 shares	6	9,088	—	—	—	9,094
Common stock issued upon vesting of restricted stock and deferred stock units — 57,821 shares	1	(1)	—	—	—	—
Tax payments related to vested deferred stock units	—	(677)	—	—	—	(677)
Tax benefit related to stock-based plans	—	4,800	—	—	—	4,800
Tax benefit related to conversion of debt to common stock	—	8,318	—	—	—	8,318
Treasury stock issued to profit sharing plan — 68,564 shares	—	697	—	—	1,303	2,000
Treasury stock purchased — 1,134,000 shares	—	—	—	—	(40,289)	(40,289)

BALANCE — February 3, 2007	$691	$286,120	$752,361	$23,496	$(308,896)	$753,772

The accompanying notes are an integral part of these consolidated financial statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended
January 29, 2005, January 28, 2006 and February 3, 2007
(In thousands)

	Fiscal Year
	2004	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$71,356	$103,903	$148,575
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	53,319	61,874	61,387
Tuxedo rental product amortization	8,863	15,341	16,858
Loss on disposition of assets	—	—	1,365
Loss on impairment of assets	2,169	—	—
Write-off of deferred financing costs	—	—	1,263
Deferred rent expense	(1,495)	(2,672)	2,021
Stock-based compensation	122	2,906	6,965
Deferred tax provision (benefit)	5,222	2,983	(1,470)
Increase in accounts receivable	(1,116)	(209)	(223)
Increase in inventories	(13,709)	(5,994)	(33,844)
Increase in tuxedo rental product	(19,834)	(30,555)	(22,346)
(Increase) decrease in other assets	(2,911)	606	(3,374)
Increase (decrease) in accounts payable and accrued expenses	28,060	(725)	(18,112)
Increase (decrease) in income taxes payable	(903)	6,987	448
Increase in other liabilities	836	116	1,281

Net cash provided by operating activities	129,979	154,561	160,794

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(85,392)	(66,499)	(72,904)
Net assets acquired	(11,000)	—	—
Purchases of available-for-sale investments	—	(106,850)	(279,120)
Proceeds from sales of available-for-sale investments	—	44,075	341,895
Investment in trademarks, tradenames and other assets	(556)	(141)	(1,506)

Net cash used in investing activities	(96,948)	(129,415)	(11,635)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	10,876	24,262	10,823
Bank borrowings	—	71,695	—
Principal payments on debt	(1,000)	—	(130,000)
Deferred financing costs	(276)	(556)	(330)
Cash dividends paid	—	—	(10,830)
Tax payments related to vested deferred stock units	—	—	(677)
Excess tax benefits from stock-based compensation	—	—	3,059
Purchase of treasury stock	(11,186)	(90,280)	(40,289)

Net cash provided by (used in) financing activities	(1,586)	5,121	(168,244)

Effect of exchange rate changes	1,417	4,951	(1,447)

INCREASE ( DECREASE) IN CASH AND CASH EQUIVALENTS	32,862	35,218	(20,532)
Balance at beginning of period	132,146	165,008	200,226

Balance at end of period	$165,008	$200,226	$179,694

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$4,671	$4,600	$8,117

Income taxes	$38,820	$50,105	$75,501

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash dividends declared	$—	$2,653	$2,717

Additional capital in excess of par resulting from tax benefit related to stock-based plans	$1,768	$9,646	$4,800

Additional capital in excess of par resulting from tax benefit related to conversion of debt to common stock	$—	$—	$8,318

Treasury stock contributed to employee stock plan	$1,000	$1,500	$2,000

Capital expenditure purchases accrued in accounts payable and accrued expenses	$—	$—	$10,220

The accompanying notes are an integral part of these consolidated financial statements.

THE MENS’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended
January 29, 2005, January 28, 2006 and February 3, 2007

1.	Summary of Significant Accounting Policies

Organization and Business — The Men’s Wearhouse, Inc. and its subsidiaries (the “Company”) is a specialty retailer of menswear. We operate throughout the United States primarily under the brand names of Men’s Wearhouse and K&G and under the brand name of Moores in Canada. We follow the standard fiscal year of the retail industry, which is a 52-week or 53-week period ending on the Saturday closest to January 31. Fiscal year 2004 ended on January 29, 2005, fiscal year 2005 ended on January 28, 2006 and fiscal year 2006 ended on February 3, 2007. Fiscal years 2004 and 2005 included 52 weeks and fiscal 2006 included 53 weeks.

Certain previously reported amounts have been reclassified to conform to the current period presentation. Stock-based compensation and tuxedo rental product assets and amortization have been reclassified on the consolidated statement of cash flows for fiscal year 2004 and 2005 to conform to the current period’s presentation. Approximately $2.4 million has been reclassified from accounts receivable to other current assets on the consolidated balance sheet for the period ended January 29, 2006 to conform to the current period’s presentation. In addition, tuxedo rental product assets have been reclassified from other assets on the consolidated balance sheet as of January 29, 2006.

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

THE MENS’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable — Accounts receivable consists of our receivables from third-party credit card providers and other trade receivables, net of an allowance for uncollectible accounts of $0.3 million and $0.2 million in fiscal 2005 and 2006, respectively. Collectibility is reviewed regularly and the allowance is adjusted as necessary.

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

Buildings are depreciated using the straight-line method over their estimated useful lives of 20 to 25 years. Depreciation of leasehold improvements is computed on the straight-line method over the term of the lease, which is generally five to ten years based on the initial lease term plus first renewal option periods that are reasonably assured, or the useful life of the assets, whichever is shorter. Furniture, fixtures and equipment are depreciated using primarily the straight-line method over their estimated useful lives of three to 25 years.

Tuxedo Rental Product — Tuxedo rental product is amortized to cost of sales based on the cost of each unit rented. The cost of each unit rented is estimated based on the number of times the unit is expected to be rented and the average cost of the rental product. An estimate for lost and damaged rental product is also charged to cost of sales. Tuxedo rental product is amortized to expense generally over a two to three year period. Amortization expense was $8.9 million, $15.3 million and $16.9 million for fiscal 2004, 2005 and 2006, respectively.

Goodwill and Other Assets — Intangible assets are initially recorded at their fair values. Identifiable intangible assets with finite useful lives are amortized to expense over the estimated useful life of the asset. Trademarks, tradenames and other intangibles are amortized over estimated useful lives of 3 to 17 years using the straight-line method. Identifiable intangible assets with an indefinite useful life, including goodwill, are evaluated annually in the fourth quarter, or more frequently if circumstances dictate, for impairment by comparison of their carrying amounts with the fair value of the individual assets. No impairment was identified in fiscal 2004, 2005 or 2006.

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

Fair Value of Financial Instruments — As of January 28, 2006 and February 3, 2007, management estimates that the fair value of cash and cash equivalents, receivables, accounts payable and accrued expenses are carried at amounts that reasonably approximate their fair value.

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

THE MENS’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Operating Leases — Operating leases relate primarily to stores and generally contain rent escalation clauses, rent holidays, contingent rent provisions and occasionally leasehold incentives. Rent expense for operating leases is recognized on a straight-line basis over the term of the lease, which is generally five to ten years based on the initial lease term plus first renewal option periods that are reasonably assured. Rent expense for stores is included in cost of sales as a part of occupancy cost and other rent is included in selling general and administrative expenses. The lease terms commence when we take possession with the right to control use of the leased premises and, for stores, is generally 60 days prior to the date rent payments begin. Prior to fiscal 2006, we capitalized rent amounts allocated to the construction period for leased properties as leasehold improvements. In fiscal 2006, we adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. FAS 13-1 (“FSP 13-1”), “Accounting for Rental Costs Incurred during a Construction Period,” which requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. The impact of the adoption of FSP 13-1 for fiscal 2006 was approximately $2.2 million of additional expense.

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

Advertising — Advertising costs are expensed as incurred or, in the case of media production costs, when the commercial first airs. Advertising expenses were $60.5 million, $61.5 million and $67.3 million in fiscal 2004, 2005 and 2006, respectively.

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

Stock-Based Compensation — On January 29, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes the fair value method for measurement and requires all entities to apply this fair value method in accounting for share-based payment transactions. The amount of compensation cost is measured based on the grant-date fair value of the instrument issued and is recognized over the vesting period.

Prior to the adoption of SFAS 123R, we accounted for share-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123R replaces SFAS 123 and supersedes APB 25. We adopted SFAS 123R using the modified prospective transition method; therefore, results from prior periods have not been restated. Under this transition method, stock-based compensation expense recognized in fiscal 2006 includes: (i) compensation expense for share-based payment awards granted prior to, but not yet vested at, January 29, 2006, based on the grant date fair value

THE MENS’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated in accordance with the original provisions of SFAS 123; and (ii) compensation expense for the share-based payment awards granted subsequent to January 29, 2006, based on the grant-date fair values estimated in accordance with the provisions of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R for fiscal 2006 was $7.0 million, which primarily related to stock options and deferred stock units. Stock-based compensation expense for fiscal 2004 and 2005 was $0.1 million and $2.9 million, respectively, which primarily related to deferred stock units.

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

Prior to the adoption of SFAS 123R, we presented all tax benefits resulting from the exercise of stock-based compensation awards as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. For fiscal 2006, excess tax benefits realized from the exercise of stock-based compensation awards was $3.1 million. The exercise of stock-based compensation awards resulted in a tax benefit to us of $1.8 million, $9.6 million and $4.8 million for fiscal 2004, 2005 and 2006, respectively, which has been recognized as capital in excess of par.

Had we elected to apply the accounting standards of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”) in 2004 and 2005, our net earnings and net earnings per share would have been approximately the pro forma amounts indicated below (in thousands, except per share data):

	Fiscal Year
	2004	2005

Net earnings, as reported	$71,356	$103,903
Add: Stock-based compensation, net of tax included in reported net earnings	77	1,894
Deduct: Stock-based compensation, net of tax determined under fair-value based method	(3,017)	(4,663)

Pro forma net earnings	$68,416	$101,134

Net earnings per share:
As reported:
Basic	$1.32	$1.93
Diluted	$1.29	$1.88
Pro forma:
Basic	$1.27	$1.88
Diluted	$1.24	$1.83

Refer to Note 6 for additional disclosures regarding stock-based compensation.

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

THE MENS’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Segment Information — We consider our business as one operating segment based on the similar economic characteristics of our three brands. Revenues of Canadian retail operations were $174.9 million, $193.5 million and $228.5 million for fiscal 2004, 2005 and 2006, respectively. Long-lived assets of our Canadian operations were $81.8 million and $77.2 million as of the end of fiscal 2005 and 2006, respectively.

Accounting for Inventory Costs — In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs — an Amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material impact on our financial position, results of operations or cash flows.

Accounting for the Foreign Earnings Repatriation Provision — In December 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-2 provides guidance under FASB Statement No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (“Jobs Creation Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Creation Act provided a one-time 85% dividends received deduction for certain foreign earnings that were repatriated under a plan for reinvestment in the United States, provided certain criteria were met. During the fourth quarter of 2005, we completed our evaluation and repatriated US$74.7 million of foreign earnings from our Canadian subsidiaries. As a result of this repatriation, we recorded an additional $3.9 million in income tax expenses, which reduced our 2005 diluted earnings per share by $0.07.

Accounting for Conditional Asset Retirement Obligations — In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies that the term “conditional” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity even if the timing and/or settlement are conditional on a future event that may or may not be within the control of an entity. Accordingly, the entity must record a liability for the conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on our financial position, results of operations or cash flows.

Accounting Changes and Error Corrections — In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on our financial position, results of operations or cash flows.

THE MENS’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Determining the Amortization Period of Leasehold Improvements — In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-06”). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The adoption of EITF 05-06 did not have a material impact on our financial position, results of operations or cash flows.

Recently Issued Accounting Prouncements — In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are to be accounted for as an adjustment to the beginning balance of retained earnings. FIN 48 is effective as of the beginning of fiscal years that begin after December 15, 2006. We will adopt FIN 48 in the first quarter of fiscal 2007. We are currently evaluating the impact that the adoption of FIN 48 will have on our financial position, results of operations and cash flows.

In June 2006, the EITF ratified its conclusion on EITF Issue No. 06-02 “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43,” “Accounting for Compensated Absences” (“EITF 06-02”). EITF 06-02 requires that compensation expense associated with a sabbatical leave, or other similar benefit arrangement, be accrued over the requisite service period during which an employee earns the benefit. EITF 06-02 is effective for fiscal years beginning after December 15, 2006 and should be recognized as either a change in accounting principle through a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption or a change in accounting principle through retrospective application to all prior periods. We will adopt EITF 06-02 in the first quarter of fiscal 2007. We are currently evaluating the impact that the adoption of EITF 06-02 will have on our financial position, results of operations and cash flows.

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

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance regarding the consideration given to prior year misstatements when determining materiality in current year financial statements. SAB 108 is effective for fiscal years ending after

THE MENS’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

November 15, 2006. The adoption of SAB 108 did not have a material impact on our financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115,” (“SFAS 159”). SFAS 159 provides companies with an option to measure certain financial instruments and other items at fair value with changes in fair value reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that the adoption of SFAS 159 will have on our financial position, results of operations and cash flows.

2.	Earnings Per Share

Basic EPS is computed using the weighted average number of common shares outstanding during the period and net earnings. Diluted EPS gives effect to the potential dilution which would have occurred if additional shares were issued for stock options exercised under the treasury stock method, as well as the potential dilution that could occur if our contingent convertible debt or other contracts to issue common stock were converted or exercised. Our convertible debt was redeemed, at our election during the fourth quarter of 2006. Refer to Note 3 of Notes to Consolidated Financial Statements. The following table reconciles basic and diluted weighted average common shares outstanding and the related net earnings per share (in thousands, except per share amounts):

	Fiscal Year
	2004	2005	2006

Net earnings	$71,356	$103,903	$148,575

Basic weighted average common shares outstanding	54,044	53,753	53,111
Effect of dilutive securities:
Convertible notes	—	266	855
Stock options and equity-based compensation	1,176	1,346	783

Diluted weighted average common shares outstanding	55,220	55,365	54,749

Net earnings per share:
Basic	$1.32	$1.93	$2.80

Diluted	$1.29	$1.88	$2.71

3.	Long-Term Debt

On December 21, 2005, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with a group of banks to amend and restate our revolving credit facility. On February 2, 2007, we entered into an Agreement and Amendment to the Credit Agreement effective as of January 31, 2007 (the “Amendment”). The Amendment (i) extends the maturity date of the revolving credit facility under the Credit Agreement to February 11, 2012 and (ii) increases the total senior secured revolving credit facility under the Credit Agreement from $100.0 million to $200.0 million, which can be expanded to $250.0 million upon additional lender commitments. The Credit Agreement also provided our Canadian subsidiaries with a senior secured term loan used to fund the repatriation of US$74.7 million of Canadian earnings in January 2006 under the American Jobs Creation Act of 2004. The Canadian term loan matures on February 10, 2011. The Credit Agreement is secured by the stock of certain of the Company’s subsidiaries. The Credit Agreement has several borrowing and interest rate options including the following indices: (i) an alternate base rate (equal to the greater of the prime rate or the federal funds rate plus 0.5%) or (ii) LIBO rate or (iii) CDO rate. Advances under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin up to 1.125%. The Credit Agreement also provides for fees applicable to unused commitments ranging from 0.100% to 0.175%. The effective interest rate for

THE MENS’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Canadian term loan was 5.0% at February 3, 2007. As of February 3, 2007, there were no borrowings outstanding under the revolving credit facility and there was US$73.0 million outstanding under the Canadian term loan.

The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain certain financial ratios. The restrictive provisions in the Credit Agreement have been modified to afford us with greater operating flexibility than was provided for in our previous facility and to reflect an overall covenant structure that is generally representative of a commercial loan made to an investment-grade company. Our debt, however, is not rated, and we have not sought, and are not seeking, a rating of our debt. We were in compliance with the covenants in the Credit Agreement as of February 3, 2007.

On October 21, 2003, we issued $130.0 million of 3.125% Convertible Senior Notes due 2023 (“Notes”) in a private placement. Interest on the Notes was payable semi-annually on April 15 and October 15 of each year, beginning on April 15, 2004. The Notes were scheduled to mature on October 15, 2023. However, we had the right to redeem the Notes between October 20, 2006 and October 19, 2008 if the price of our common stock reached certain levels.

During certain periods, the Notes were convertible by holders into shares of our common stock at a conversion rate of 35.1309 shares of common stock per $1,000 principal amount of Notes, which was equivalent to a conversion price of $28.47 per share of common stock (subject to adjustment in certain events), under the following circumstances: (1) if the closing sale price of our common stock issuable upon conversion exceeded 120% of the conversion price under specified conditions; (2) if we called the Notes for redemption; or (3) upon the occurrence of specified corporate transactions. Upon conversion of the Notes, in lieu of delivering common stock we could, at our election, deliver cash or a combination of cash and common stock. However, on January 28, 2005, we entered into a supplemental indenture relating to the Notes and irrevocably elected to settle the principal amount at issuance of such Notes in 100% cash when they become convertible and are surrendered by the holders thereof. The Notes were general senior unsecured obligations, ranking on parity in right of payment with all our existing and future unsecured senior indebtedness and our other general unsecured obligations, and senior in right of payment with all our future subordinated indebtedness. The Notes were effectively subordinated to all of our senior secured indebtedness and all indebtedness and liabilities of our subsidiaries.

On November 16, 2006, we issued a press release announcing that, as a result of the closing sale price of the Company’s common stock exceeding 140% of the conversion price for the requisite number of days during the requisite period, we had elected to redeem the full $130.0 million aggregate principal amount of the Notes. Holders of the Notes had the right to convert their notes at any time prior to two business days immediately preceding the redemption date. As indicated above, we had irrevocably elected to settle the principal amount at issuance of the Notes in cash when and if surrendered for conversion. Under the terms governing the Notes, holders of approximately $127.0 million principal amount of the Notes exercised their conversion right in lieu of having their notes redeemed and we exercised our right to pay cash for the principal amount of the Notes converted in lieu of issuing common stock. The market value of the common stock to be issued upon conversion that exceeded the principal amount was paid by delivering common stock. As a result, we paid approximately $127.0 million in cash and issued 1,222,364 shares of the Company’s common stock pursuant to the requested conversions. The remaining $3.0 million principal amount of the Notes was redeemed on December 15, 2006 with such payment and accrued and unpaid interest being made in cash. Notes converted into common stock prior to the redemption date were not entitled to receive accrued and unpaid interest. In connection with the conversion and redemption of the Notes, we paid approximately $130.1 million in cash, issued 1,222,364 shares of the Company’s common stock and wrote-off approximately $1.3 million of unamortized deferred financing costs.

We utilize letters of credit primarily to secure inventory purchases. At February 3, 2007, letters of credit totaling approximately $19.0 million were issued and outstanding.

THE MENS’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Income Taxes

The provision for income taxes consists of the following (in thousands):

	Fiscal Year
	2004	2005	2006

Current tax expense:
Federal	$27,067	$46,050	$61,487
State	2,078	3,567	5,447
Foreign	7,992	6,185	10,469
Deferred tax expense (benefit):
Federal and state	3,333	1,206	(1,804)
Foreign	1,889	1,777	334

Total	$42,359	$58,785	$75,933

No provision for U.S. income taxes or Canadian withholding taxes has been made on the cumulative undistributed earnings of Moores (approximately $94.5 million at February 3, 2007). The potential deferred tax liability associated with these earnings, net of foreign tax credits associated with the earnings, is estimated to be $13.0 million.

In December 2004, the FASB issued FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. The Jobs Creation Act provides a one-time 85% dividends received deduction for certain foreign earnings that are repatriated under a plan for reinvestment in the United States, provided certain criteria are met. During the fourth quarter of 2005, we repatriated US$74.7 million of foreign earnings from our Canadian subsidiaries under the provisions of the Jobs Creation Act. As a result of this repatriation, we recorded an additional $3.9 million in income tax expenses, which reduced our 2005 diluted earnings per share by $0.07. The 2005 income tax provision also includes a $2.3 million reduction of previously recorded tax accruals due to developments associated with certain tax audits and a $2.0 million reduction in previously recorded tax accruals associated with favorable developments on certain outstanding income tax matters. The 2006 income tax provision includes a $5.2 million reduction of previously recorded tax accruals due to favorable developments associated with certain tax audits.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are to be accounted for as an adjustment to the beginning balance of retained earnings. FIN 48 is effective as of the beginning of fiscal years that begin after December 15, 2006. We will adopt FIN 48 in the first quarter of fiscal 2007. We are currently evaluating the impact that the adoption of FIN 48 will have on our financial position, results of operations and cash flows.

THE MENS’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the statutory federal income tax rate to our effective tax rate is as follows:

	Fiscal Year
	2004	2005	2006

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.7	2.7	2.7
Taxes from earnings repatriation under the Jobs Creation Act	—	2.4	—
Reversal of tax accruals	—	(2.7)	(2.3)
Foreign tax rate differential and other	0.6	(1.3)	(1.6)

	37.3%	36.1%	33.8%

At January 28, 2006, we had net deferred tax liabilities of $13.1 million with $11.3 million classified as other current assets and $24.4 million classified as other liabilities (noncurrent). At February 3, 2007, we had net deferred tax liabilities of $3.2 million with $9.0 million classified as other current assets and $12.2 million classified as other liabilities (noncurrent).

Total deferred tax assets and liabilities and the related temporary differences as of January 28, 2006 and February 3, 2007 were as follows (in thousands):

	January 28,	February 3,
	2006	2007

Deferred tax assets:
Accrued rent and other expenses	$14,912	$17,207
Accrued compensation	4,185	5,831
Accrued inventory markdowns	1,387	1,766
Deferred intercompany profits	4,196	4,889
Unused state operating loss carryforwards	491	—
Unused foreign tax credits	—	222
Other	322	—

	25,493	29,915

Deferred tax liabilities:
Capitalized inventory costs	(6,336)	(7,631)
Property and equipment	(23,041)	(21,108)
Intangibles	(3,265)	(4,157)
Deferred interest	(5,911)	—
Other	—	(226)

	(38,553)	(33,122)

Net deferred tax liabilities	$(13,060)	$(3,207)

THE MENS’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Other Assets and Accrued Expenses

Other assets consist of the following (in thousands):

	January 28,	February 3,
	2006	2007

Trademarks, tradenames and other intangibles	$9,733	$9,316
Accumulated amortization	(4,261)	(4,418)

	5,472	4,898
Deposits and other	8,442	7,153

Total other assets	$13,914	$12,051

Accrued expenses consist of the following (in thousands):
Accrued salary, bonus and vacation	$29,707	$31,323
Sales, payroll and property taxes payable	12,343	14,581
Unredeemed gift certificates	19,404	19,791
Accrued workers compensation and medical costs	8,873	9,387
Other	21,608	20,167

Total	$91,935	$95,249

6.  Capital Stock, Stock Options and Benefit Plans

Dividends

On June 13, 2005, we effected a three-for-two stock split by paying a 50% stock dividend to shareholders of record as of May 31, 2005.

Cash dividends paid were approximately $10.8 million during the fiscal year ended February 3, 2007. The quarterly cash dividends per share for fiscal 2006 are presented below:

First quarter ended April 29, 2006	$0.05
Second quarter ended July 29, 2006	$0.05
Third quarter ended October 28, 2006	$0.05
Fourth quarter ended February 3, 2007	$0.05

In January 2007, our Board of Directors declared a quarterly cash dividend of $0.05 per share of our common stock payable on March 30, 2007 to shareholders of record on March 20, 2007. The dividend payout is approximately $2.7 million and is included in accrued expenses as of February 3, 2007.

In March 2007, our Board of Directors declared a quarterly cash dividend of $0.06 per share payable on July 6, 2007 to shareholders of record at the close of business on June 27, 2007.

Stock Repurchase Program

In September 2003, the Board of Directors authorized a program for the repurchase of up to $100.0 million of our common stock in the open market or in private transactions. As of January 29, 2005, we had repurchased under the September 2003 program 2,108,100 shares at a cost of $42.4 million in private transactions and 3,054,600 shares at a cost of $51.4 million in open market transactions, for a total of 5,162,700 shares at an average price per share of $18.17. During fiscal 2004, a total of 484,500 shares at a cost of $8.7 million were repurchased under this program at an average price per share of $17.96.

THE MENS’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2004, the Board of Directors authorized a program for the repurchase of up to $50.0 million of our common stock in the open market or in private transactions. This authorization superceded the approximately $6.2 million we had remaining under the September 2003 authorization. As of January 29, 2005, a total of 149,100 shares at a cost of $2.5 million were repurchased in open market transactions under this program at an average price per share of $16.66. Under all authorized programs during fiscal 2004, we repurchased 633,600 shares of our common stock at a cost of $11.2 million, with an average repurchase price of $17.65 per share. As of January 28, 2006, we had repurchased under the June 2004 program 1,652,850 shares at a cost of $43.0 million in open market transactions at an average price per share of $26.00.

In May 2005, the Board of Directors approved a replenishment of our share repurchase program to $50.0 million by authorizing $43.0 million to be added to the remaining $7.0 million under the June 2004 authorization program. As of January 28, 2006, a total of 1,696,000 shares at a cost of $49.8 million were repurchased in open market transactions under this program at an average price per share of $29.36. On January 25, 2006, the Board of Directors authorized a new $100.0 million share repurchase program of our common stock. This authorization superceded the approximately $0.2 million we had remaining under the May 2005 authorization. No shares were repurchased under this program as of January 28, 2006.

During fiscal 2005, a total of 3,199,750 shares at a cost of $90.3 million were repurchased in open market transactions under all authorized programs at an average price per share of $28.21.

The following table shows activity under the January 2006 treasury stock repurchase program during fiscal 2006 (in thousands, except share data and average price per share):

			Average
			Price Per
	Shares	Cost	Share

Repurchases under the program in open market transactions	1,134,000	$40,289	$35.53

Total shares repurchased during fiscal 2006	1,134,000	$40,289	$35.53

The remaining balance available under the January 2006 authorization at February 3, 2007 is $59.7 million.

A reconciliation of our treasury shares for the past three fiscal years is provided below:

Treasury
Shares

Balance, January 31, 2004	10,469,135
Treasury stock issued to profit sharing plan	(65,616)
Purchases of treasury stock	633,600

Balance, January 29, 2005	11,037,119
Treasury stock issued to profit sharing plan	(67,628)
Purchases of treasury stock	3,199,750

Balance, January 28, 2006	14,169,241
Treasury stock issued to profit sharing plan	(68,564)
Purchases of treasury stock	1,134,000

Balance, February 3, 2007	15,234,677

THE MENS’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Preferred Stock

Our Board of Directors is authorized to issue up to 2,000,000 shares of preferred stock and to determine the dividend rights and terms, redemption rights and terms, liquidation preferences, conversion rights, voting rights and sinking fund provisions of those shares without any further vote or act by the company shareholders. There was no issued preferred stock as of January 28, 2006 and February 3, 2007.

Stock Plans

We have adopted the 1996 Long-Term Incentive Plan (formerly known as the 1996 Stock Option Plan) (“1996 Plan”) which, as amended, provides for an aggregate of up to 2,775,000 shares of our common stock (or the fair market value there of) with respect to which stock options, stock appreciation rights, restricted stock, deferred stock units and performance based awards may be granted to full-time key employees (excluding certain officers); the 1998 Key Employee Stock Option Plan (“1998 Plan”) which, as amended, provides for the grant of options to purchase up to 3,150,000 shares of our common stock to full-time key employees (excluding certain officers); and the 2004 Long-Term Incentive Plan which provides for an aggregate of up to 900,000 shares of our common stock (or the fair market value there of) with respect to which stock options, stock appreciation rights, restricted stock, deferred stock units and performance based awards may be granted to full-time key employees. Each of the plans will expire at the end of ten years following the effective date of such plan; no awards may be granted pursuant to the plans after the expiration date. The 1996 Plan will expire March 29, 2014, ten years following its amended and restated effective date. In fiscal 1992, we also adopted a Non-Employee Director Stock Option Plan (“Director Plan”) which, as amended, provides for an aggregate of up to 251,250 shares of our common stock with respect to which stock options, stock appreciation rights or restricted stock awards may be granted to non-employee directors of the Company. In fiscal 2001, the Director Plan’s termination date was extended to February 23, 2012. Options granted under these plans must be exercised within ten years of the date of grant.

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

As of February 3, 2007, 1,652,034 shares were available for grant under existing plans and 3,599,752 shares of common stock were reserved for future issuance.

THE MENS’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

The following table is a summary of our stock option activity:

	Shares Under	Weighted-Average	Options
	Option	Exercise Price	Exercisable

Options outstanding, January 31, 2004	4,672,407	$13.84	2,166,741

Granted	367,500	$19.52
Exercised	(734,342)	$13.28
Forfeited	(172,783)	$12.29

Options outstanding, January 29, 2005	4,132,782	$14.51	2,021,213

Granted	21,000	$31.54
Exercised	(1,667,477)	$13.69
Forfeited	(479,760)	$14.17

Options outstanding, January 28, 2006	2,006,545	$15.58	935,516

Granted	16,500	$41.68
Exercised	(573,689)	$15.86
Forfeited	(15,340)	$11.85

Options outstanding, February 3, 2007	1,434,016	$15.81	669,772

Grants of stock options outstanding as of February 3, 2007 are summarized as follows:

	Options Outstanding
		Weighted-			Options Exercisable
		Average	Weighted-	Aggregate		Weighted-	Aggregate
		Remaining	Average	Intrinsic		Average	Intrinsic
Range of	Number	Contractual	Exercise	Value	Number	Exercise	Value
Exercise Prices	Outstanding	Life	Price	(000’s)	Exercisable	Price	(000’s)

$ 7.97 to 12.00	232,234	6.1 Years	$9.55	$7,959	82,983	$9.29	$2,866
12.00 to 15.00	536,447	5.2 Years	14.36	15,801	267,195	14.37	7,869
15.00 to 20.00	420,489	4.1 Years	16.22	11,604	281,742	16.31	7,752
20.00 to 25.00	197,994	7.7 Years	21.62	4,396	18,000	21.58	400
25.00 to 43.82	46,852	5.7 Years	35.25	402	19,852	32.98	215

$ 7.97 to 43.82	1,434,016	5.4 Years	$15.81	$40,162	669,772	$15.30	$19,102

During fiscal 2004, 2005 and 2006, 367,500, 21,000 and 16,500 stock options were granted, respectively, at a weighted-average fair value of $15.82, $16.41, and $17.72, respectively. The fair value of options is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for option grants for each respective period:

	Fiscal Year
	2004	2005	2006

Risk-free interest rates	3.55%	4.09%	4.74%
Expected lives	6 years	6 years	5 years
Dividend yield	0%	0%	0.58%
Expected volatility	50.93%	48.24%	42.68%

THE MENS’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The expected volatility is based on historical volatility of our common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term represents the period of time the options are expected to be outstanding after their grant date. The dividend yield is based on the average of the annual dividend divided by the market price of our common stock at the time of declaration. The total intrinsic value of options exercised during fiscal 2004, 2005 and 2006 was $5.3 million, $26.2 million and $12.4 million, respectively. As of February 3, 2007, we have unrecognized compensation expense related to nonvested stock options of approximately $3.4 million which is expected to be recognized over a weighted average period of 2.5 years.

Restricted Stock and Deferred Stock Units

The following table is a summary of our restricted stock and deferred stock unit activity:

		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Nonvested at January 31, 2004	6,000	$15.53
Granted	12,000	$20.62
Vested	(6,000)	$15.53
Forfeited	—	$—

Nonvested at January 29, 2005	12,000	$20.62
Granted	530,960	$28.33
Vested	(12,000)	$20.62
Forfeited	(18,072)	$27.77

Nonvested at January 28, 2006	512,888	$28.35
Granted	92,252	$36.14
Vested(1)	(76,985)	$28.69
Forfeited	(14,453)	$28.16

Nonvested at February 3, 2007	513,702	$28.69

(1)	Includes 19,164 shares relinquished for tax payments related to the vested deferred stock units.

During fiscal 2004, 2005 and 2006, 12,000, 530,960, and 92,252 restricted and deferred stock units, respectively, were granted at a weighted-average grant date fair value of $20.62, $28.33, and $36.14, respectively. As of February 3, 2007, we have unrecognized compensation expense related to nonvested restricted stock and deferred stock units of approximately $9.2 million which is expected to be recognized over a weighted average period of 2.1 years. The total fair value of shares vested during fiscal 2004, 2005 and 2006 was $0.1 million, $0.4 million and $2.8 million, respectively. At February 3, 2007, there were total nonvested shares of 513,702, including 105,800 nonvested restricted shares.

THE MENS’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the nonvested restricted shares is provided below:

Nonvested Restricted Shares	Shares

Nonvested at January 31, 2004	6,000
Granted	12,000
Vested	(6,000)
Forfeited	—

Nonvested at January 29, 2005	12,000
Granted	105,800
Vested	(12,000)

Forfeited	—

Nonvested at January 28, 2006	105,800
Granted	9,000
Vested	(9,000)
Forfeited	—

Nonvested at February 3, 2007	105,800

During fiscal 2004, 2005 and 2006, 12,000, 9,000 and 9,000 restricted stock shares, respectively, were granted to our outside directors under the Director Plan at an average grant price of $20.62, $34.64 and $43.82 per share, respectively.

On November 11, 2005, we entered into a Second Amended and Restated Employment Agreement (“Agreement”) with David H. Edwab, Vice Chairman of the Company. Simultaneously with the execution of this Agreement, we granted to Mr. Edwab 96,800 shares of restricted stock under the 1996 Long-Term Incentive Plan at a grant price per share of $30.00, which vest in equal numbers over a five-year period beginning on February 6, 2007. In exchange for the issuance of the restricted shares, options to purchase 165,000 shares of our common stock which were held by Mr. Edwab were cancelled.

Employee Profit Sharing and Stock Purchase Plans

We have an employee stock ownership plan, which is a stock bonus plan, and an employee tax-deferred savings plan, which is a profit sharing plan. Both plans cover all eligible employees. Contributions to the employee stock ownership plan are made at the discretion of the Board of Directors. Employer matching contributions to the profit sharing plan are made based on a formula set by the Board of Directors from time to time. During fiscal 2004, 2005 and 2006, contributions charged to operations were $2.2 million, $2.9 million and $3.5 million, respectively, for the plans.

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

THE MENS’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of ESDP shares is estimated using the Black-Scholes option pricing model in the quarter that the purchase occurs with the following weighted average assumptions for each respective period:

	Fiscal Year
	2004	2005	2006

Risk-free interest rates	1.50%	3.33%	4.77%
Expected lives	0.25	0.25	0.25
Dividend yield	0%	0%	0.58%
Expected volatility	32.28%	31.43%	39.07%

During fiscal 2004, 2005 and 2006, employees purchased 73,817, 65,596 and 62,543 shares, respectively, under the ESDP, the weighted-average fair value of which was $15.18, $21.76 and $27.64 per share, respectively. We recognized approximately $0.7 million of stock-based compensation expense related to the ESDP for fiscal 2006. As of February 3, 2007, 1,530,616 shares were reserved for future issuance under the ESDP.

7.	Goodwill and Other Intangible Assets

Changes in the net carrying amount of goodwill for the years ended January 28, 2006 and February 3, 2007 are as follows (in thousands):

Balance, January 29, 2005	$55,824
Translation adjustment	1,777

Balance, January 28, 2006	57,601
Translation adjustment	(734)

Balance, February 3, 2007	$56,867

The gross carrying amount and accumulated amortization of our other intangibles, which are included in other assets in the accompanying balance sheet, are as follows (in thousands):

	January 28,	February 3,
	2006	2007

Trademarks, tradenames and other intangibles	$9,733	$9,316
Accumulated amortization	(4,261)	(4,418)

Net total	$5,472	$4,898

The pretax amortization expense associated with intangible assets totaled approximately $857,000, $954,000 and $897,000 for fiscal 2004, 2005 and 2006, respectively. Pretax amortization expense associated with intangible assets at February 3, 2007 is estimated to be approximately $811,000 for each of the fiscal years 2007 and 2008, $794,000 for the fiscal year 2009, $551,000 for the fiscal year 2010 and $497,000 for the fiscal year 2011.

8.	Accounting for Derivative Instruments and Hedging

In connection with our direct sourcing program, we may enter into purchase commitments that are denominated in a foreign currency (primarily the Euro). Our practices include entering into foreign currency forward exchange contracts to minimize foreign currency exposure related to forecasted purchases of certain inventories. Under SFAS No. 133, such contracts have been designated as and accounted for as cash flow hedges. The settlement terms of the forward contracts, including amount, currency and maturity, correspond with payment terms for the merchandise inventories. Any ineffective portion (arising from the change in the difference between the spot rate and the forward rate) of a hedge is reported in earnings immediately. At January 28, 2006, we had three contracts maturing in varying increments to purchase an aggregate notional amount of $1.2 million in foreign currency, maturing at various dates through April 2006. At February 3, 2007, we had no contracts outstanding. During fiscal

THE MENS’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2005 and 2006, no pre-tax hedge ineffectiveness was recognized. During fiscal 2004, $60 thousand pre-tax hedge ineffectiveness was recognized.

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

On August 20, 2004, we purchased a 1980 Gulfstream III aircraft from Regal Aviation L.L.C. (“Regal Aviation”) for $5.0 million. Regal Aviation operates a private air charter service and is a limited liability company of which George Zimmer owns 99%. In addition, on August 20, 2004, we entered into a leasing arrangement with Regal Aviation under which Regal Aviation operates, manages and markets the aircraft as well as provides the appropriate flight personnel and services. The aircraft is utilized to provide air transportation from time to time for George Zimmer and is leased to third parties for charter. On August 31, 2006, Regal Aviation sold substantially all of its assets to an unrelated third party who now provides us those services previously provided by Regal Aviation.

On October 15, 2004, we purchased a warehouse facility located in Houston, Texas (the “Facility”) from Zig Zag for $0.7 million. Zig Zag is a Texas joint venture, in which Richard E. Goldman, George Zimmer and James E. Zimmer were the sole and equal joint venturers. Prior to the purchase of the Facility, we leased the Facility from Zig Zag.

Based on the results of appraisals and review of the terms of other Regal Aviation leasing arrangements with unrelated third parties, we believe that the terms of the aircraft purchase and leasing agreements and the terms of the store purchase and the Facility purchase were comparable to what would have been available to us from unaffiliated third parties at the time such agreements were entered into.

THE MENS’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Commitments and Contingencies

Lease commitments

We lease retail business locations, office and warehouse facilities, copier equipment and automotive equipment under various noncancelable capital and operating leases expiring in various years through 2027. Rent expense for operating leases for fiscal 2004, 2005 and 2006 was $95.7 million, $101.4 million and $112.9 million, respectively, and includes contingent rentals of $0.8 million, $0.6 million and $0.7 million, respectively. Minimum future rental payments under noncancelable capital and operating leases as of February 3, 2007 for each of the next five years and in the aggregate are as follows (in thousands):

	Operating	Capital
Fiscal Year	Leases	Leases

2007	$113,917	$1,079
2008	105,529	943
2009	92,773	784
2010	76,426	611
2011	57,847	430
Thereafter	143,725	627

Total	$590,217	4,474

Amounts representing interest		(1,127)

Capital lease obligations		$3,347

Leases on retail business locations specify minimum rentals plus common area maintenance charges and possible additional rentals based upon percentages of sales. Most of the retail business location leases provide for renewal options at rates specified in the leases. In the normal course of business, these leases are generally renewed or replaced by other leases.

At February 3, 2007, the gross capitalized balance and the accumulated depreciation balance of our capital lease assets was $5.2 million and $2.1 million, respectively, resulting in a net capitalized value of $3.1 million. At January 28, 2006, the gross capitalized balance and the accumulated depreciation balance of our capital lease assets was $4.2 million and $2.0 million, respectively, resulting in a net capitalized value of $2.2 million. These assets are included in furniture, fixtures and equipment on the balance sheet. The deferred liability balance of these capital lease assets is included in deferred taxes and other liabilities on the balance sheet.

In March 2007, we entered into a three year transportation agreement, commencing April 2, 2007, with Ryder Integrated Logistics, Inc., to execute shipments from vendors to our distribution facilities in Houston, Texas, and from the distribution facilities to regional transportation hubs or stores within a regional service area. The transportation agreement terminated leasing agreements we had in place as of the end of fiscal 2006 for our long-haul tractors and trailers. As a result, our total future lease commitments will be reduced by approximately $0.3 million for operating leases and approximately $3.1 million for capital lease obligations.

Legal matters

We are involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of our business. Management believes that none of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

THE MENS’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Supplemental Sales Information (in thousands)

	Fiscal Year
	2004	2005	2006

Net sales:
Men’s tailored clothing product	$746,812	$809,601	$859,777
Men’s non-tailored clothing product	580,621	644,836	705,734
Other clothing product	53,808	73,089	75,789

Total clothing product	1,381,241	1,527,526	1,641,300

Tuxedo rental	77,488	96,196	119,487
Alteration services	77,776	84,824	102,277
Retail dry cleaning services	10,174	16,352	19,000

Total tuxedo rental, alteration and other services	165,438	197,372	240,764

Total net sales	$1,546,679	$1,724,898	$1,882,064

Net sales by brand:
MW	$1,043,473	$1,129,043	$1,216,226
K&G	314,948	384,216	418,291
Moores	174,906	193,496	228,547
Other	13,352	18,143	19,000

	$1,546,679	$1,724,898	$1,882,064

Other clothing product net sales consist primarily of ladies’ clothing and corporate uniform sales.

12.	Pending Acquisitions

On November 16, 2006, we entered into a definitive stock purchase agreement with Federated Department Stores, Inc. and David’s Bridal, Inc. to acquire After Hours Formalwear, Inc. (“After Hours”) for a cash consideration of $100.0 million, subject to certain adjustments. After Hours is the largest men’s formalwear chain in the United States and operates 507 stores in 35 states under After Hours Formalwear and Mr. Tux store fronts. After Hours has an exclusive relationship with David’s Bridal, Inc., the nation’s largest bridal retailer with 269 stores and an online offering. That exclusivity will remain effective after the acquisition and will be extended to Men’s Wearhouse and Moores store brands. The acquisition is conditioned upon, among other things, the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other customary closing conditions. On March 23, 2007, we announced that the Federal Trade Commision had terminated its review and that we expect to close the acquisition on or before April 9, 2007.

THE MENS’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Quarterly Results of Operations (Unaudited)

Our quarterly results of operations reflect all adjustments, consisting only of normal, recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The consolidated results of operations by quarter for the 2005 and 2006 fiscal years are presented below (in thousands, except per share amounts):

	Fiscal 2005 Quarters Ended
	April 30,	July 30,	October 29,	January 28,
	2005	2005	2005	2006

Net sales	$411,649	$423,576	$392,695	$496,978
Gross margin	165,783	168,296	157,829	205,227
Net earnings	$22,704	$24,386	$24,079	$32,734
Net earnings per share:
Basic	$0.42	$0.45	$0.45	$0.62
Diluted	$0.41	$0.43	$0.44	$0.60

	Fiscal 2006 Quarters Ended
	April 29,	July 29,	October 28,	February 3,
	2006	2006	2006	2007

Net sales	$434,564	$460,587	$430,068	$556,845
Gross margin	182,829	199,123	185,378	248,375
Net earnings	$28,856	$35,621	$31,774	$52,324
Net earnings per share:
Basic	$0.54	$0.67	$0.60	$0.99
Diluted	$0.53	$0.65	$0.58	$0.95

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

Internal Control over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting and the Attestation Report of the Registered Public Accounting Firm thereon appear on pages 30 and 31, respectively, of this Annual Report on Form 10-K. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Company

Except as set forth below, the information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held June 13, 2007.

The Company has adopted a Code of Ethics for Senior Management which applies to the Company’s Chief Executive Officer and all Presidents, Chief Financial Officers, Principal Accounting Officers, Executive Vice Presidents and other designated financial and operations officers. A copy of such policy is posted on the Company’s website, www.tmw.com, under the heading “Corporate Governance”.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held June 13, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain equity compensation plan information for the Company as of February 3, 2007.

	Number of	Weighted-	Number of Securities
	Securities to be	Average	Remaining Available for
	Issued Upon	Exercise	Future Issuance Under
	Exercise of	Price of	Equity Compensation
	Outstanding	Outstanding	Plans (Excluding
	Options	Options	Securities in Column (a))
Plan Category	(a)	(b)	(c)

Equity Compensation Plans Approved by Security Holders	1,190,208	9.40	1,413,696
Equity Compensation Plans Not Approved by Security Holders(1)	757,510	15.16	238,338

Total	1,947,343	11.65	1,652,034

(1)	The Company has adopted the 1998 Key Employee Stock Option Plan (the “1998 Plan”) which, as amended, provides for the grant of options to purchase up to 3,150,000 shares of the Company’s common stock to full-time key employees (excluding executive officers), of which 694,053 shares are to be issued upon the exercise of outstanding options and 238,338 shares remain available for future issuance under the 1998 Plan. Options granted under the 1998 Plan must be exercised within ten years from the date of grant. Unless otherwise provided by the Stock Option Committee, options granted under the 1998 Plan vest at the rate of 1/3 of the shares covered by the grant on each of the first three anniversaries of the date of grant and may not be issued at a price less than 50% of the fair market value of our stock on the date of grant. However, a significant portion of options granted under these Plans vest annually in varying increments over a period from one to ten years.

In connection with the merger with K&G Men’s Center, Inc. in June 1999, the Company granted substitute options to certain holders of options to purchase shares of common stock of K&G Men’s Center, Inc. who were not eligible to participate in the Company’s stock option plans at a weighted-average exercise price of $32.26. Of the 93,201 shares initially reserved for issuance pursuant to such options, options covering 8,707 shares remain unexercised at this time.

In connection with other acquisitions, the Company entered into employment or consulting arrangements with certain key individuals at the acquired companies and issued to them options to purchase 33,750 shares at an exercise price of $16.17 and 48,000 shares at an exercise price of $10.65, of which 21,000 shares remain unexercised.

The additional information required by Item 12 is incorporated herein by reference from the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held June 13, 2007.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held June 13, 2007.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held June 13, 2007.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

The following consolidated financial statements of the Company are included in Part II, Item 8:

Management’s Report on Internal Control over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of January 28, 2006 and February 3, 2007

Consolidated Statements of Earnings for the years ended January 29, 2005, January 28, 2006 and February 3, 2007

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended January 29, 2005, January 28, 2006 and February 3, 2007

Consolidated Statements of Cash Flows for the years ended January 29, 2005, January 28, 2006 and February 3, 2007

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

The Men’s Wearhouse, Inc.
(In thousands)

	Balance at	Charged to	Charged to	Deductions		Balance at
	Beginning	Costs and	Other	from	Translation	End of
	of Period	Expenses	Accounts(5)	Reserve(3)	Adjustment	Period

Allowance for uncollectible accounts(1)(2):
Year ended January 29, 2005	$333	$323	$—	$(289)	$1	$368
Year ended January 28, 2006	368	162	—	(276)	2	256
Year ended February 3, 2007	256	153	—	(173)	(1)	235
Allowance for sales returns(1)(4):
Year ended January 29, 2005	$364	$(96)	$158	$—	$—	$426
Year ended January 28, 2006	426	(67)	39	—	—	398
Year ended February 3, 2007	398	23	100	—	—	521
Inventory reserves(1):
Year ended January 29, 2005	$6,857	$48	$—	$—	$192	$7,097
Year ended January 28, 2006	7,097	449	—	—	298	7,844
Year ended February 3, 2007	7,844	(153)	—	—	(120)	7,571

(1)	The allowance for uncollectible accounts, the allowance for sales returns and the inventory reserves are evaluated at the end of each fiscal quarter and adjusted based on the evaluation.

(2)	The allowance for uncollectible accounts relates to third-party credit card providers and other trade receivables. As referred to in Note 1 of the Notes to Consolidated Financial Statements, certain previously reported amounts have been reclassified to conform to the current period presentation. (See Note 1 of the Notes to Consolidated Financial Statements for additional information).

(3)	Consists primarily of write-offs of bad debt.

(4)	Allowance for sales returns is included in accrued expenses.

(5)	Deducted from net sales.

All other schedules are omitted because they are not applicable or because the required information is included in the Consolidated Financial Statements or Notes thereto.

3.  Exhibits

Exhibit
Number			Exhibit

2.1		—	Stock Purchase Agreement dated November 16, 2006, by and among Federated Department Stores, Inc., David’s Bridal, Inc. and The Men’s Wearhouse, Inc. (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 17, 2006).
3.1		—	Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 1994).
3.2		—	By-laws, as amended (incorporated by reference from Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 1997).
3.3		—	Articles of Amendment to the Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999).
4.1		—	Restated Articles of Incorporation (included as Exhibit 3.1).
4.2		—	By-laws (included as Exhibit 3.2).
4.3		—	Form of Common Stock certificate (incorporated by reference from Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 33-45949)).
4.4		—	Articles of Amendment to the Restated Articles of Incorporation (included as Exhibit 3.3).
4.5		—	Amended and Restated Credit Agreement, dated as of December 21, 2005, by and among The Men’s Wearhouse, Inc., Moores The Suit People Inc., Golden Brand Clothing (Canada) Ltd., the financial institutions from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and JPMorgan Chase Bank, N.A. as Canadian Agent. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 27, 2005).
4.6		—	Term Sheet Agreement dated as of January 29, 2003 evidencing the uncommitted CAN$10 million facility of National City Bank, Canada Branch to Golden Brand Clothing (Canada) Ltd. (incorporated by reference from Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003).
4.7		—	Agreement and Amendment to Amended and Restated Credit Agreement effective as of January 31, 2007, by and among the Company, Moores The Suit People Inc., Golden Brand Clothing (Canada) Ltd., the financial institutions from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 7, 2007)
*10	.1	—	1992 Non-Employee Director Stock Option Plan (As Amended and Restated Effective January 1, 2004), including forms of stock option agreement and restricted stock award agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 18, 2005).
*10	.2	—	Stock Agreement dated as of March 23, 1992, between the Company and George Zimmer (incorporated by reference from Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (Registration No. 33-45949)).
*10	.3	—	Split-Dollar Agreement and related Split-Dollar Collateral Assignment dated November 25, 1994 between the Company, George Zimmer and David Edwab, Co-Trustee of the Zimmer 1994 Irrevocable Trust (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 1995).
*10	.4	—	1996 Long-Term Incentive Plan (As Amended and Restated Effective March 29, 2004), including the forms of stock option agreement, restricted stock award agreement and deferred stock unit award agreement (incorporated by reference from Exhibit 10.20 to the Company’s Current Report on Form 8-K filed with the Commission on March 18, 2005).
*10	.5	—	1998 Key Employee Stock Option Plan (incorporated by reference from Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998).
*10	.6	—	First Amendment to 1998 Key Employee Stock Option Plan (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (registration No. 333-80033)).
*10	.7	—	Second Amendment to 1998 Key Employee Stock Option Plan (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2000).

Exhibit
Number			Exhibit

*10	.8	—	Split-Dollar Agreement and related Split-Dollar Collateral Assignment dated May 25, 1995, by and between the Company and David H. Edwab (incorporated by reference from Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002).
*10	.9	—	Split-Dollar Agreement and related Split-Dollar Collateral Assignment dated May 25, 1995, between the Company, David H. Edwab and George Zimmer, Co-Trustee of the David H. Edwab 1995 Irrevocable Trust (incorporated by reference from Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002).
*10	.10	—	First Amendment to Split-Dollar Agreement dated January 17, 2002, between the Company, David H. Edwab and George Zimmer, Trustee of the David H. Edwab 1995 Irrevocable Trust (incorporated by reference from Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002).
*10	.11	—	Second Amended and Restated Employment Agreement effective as of October 1, 2005, by and between the Company and David H. Edwab (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 14, 2005).
*10	.12	—	2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005).
*10	.13	—	Split-Dollar Agreement dated as of June 21, 2006, by and between The Men’s Wearhouse, Inc. and George Zimmer (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 2006).
10.14		—	Employee Stock Ownership Plan, Amendment and Restatement Effective December 31, 2006 (filed herewith).
21.1		—	Subsidiaries of the Company (filed herewith).
23.1		—	Consent of Deloitte & Touche LLP, independent auditors (filed herewith).
31.1		—	Certification of Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).
31.2		—	Certification of Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).
32.1		—	Certification of Annual Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).
32.2		—	Certification of Annual Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).

*	Management Compensation or Incentive Plan

The Company will furnish a copy of any exhibit described above to any beneficial holder of its securities upon receipt of a written request therefore, provided that such request sets forth a good faith representation that, as of the record date for the Company’s 2007 Annual Meeting of Shareholders, such beneficial holder is entitled to vote at such meeting, and provided further that such holder pays to the Company a fee compensating the Company for its reasonable expenses in furnishing such exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Men’s Wearhouse, Inc.

By	/s/ George Zimmer
George Zimmer
Chairman of the Board and
Chief Executive Officer

Dated: April 4, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ George Zimmer George Zimmer	Chairman of the Board, Chief Executive Officer and Director	April 4, 2007

/s/ Neill P. Davis Neill P. Davis	Executive Vice President, Chief Financial Officer, Treasurer and Principal Financial Officer	April 4, 2007

/s/ Diana M. Wilson Diana M. Wilson	Senior Vice President, Chief Accounting Officer and Principal Accounting Officer	April 4, 2007

/s/ David H. Edwab David H. Edwab	Vice Chairman of the Board and Director	April 4, 2007

/s/ Rinaldo S. Brutoco Rinaldo S. Brutoco	Director	April 4, 2007

/s/ Michael L. Ray Michael L. Ray	Director	April 4, 2007

/s/ Sheldon I. Stein Sheldon I. Stein	Director	April 4, 2007

/s/ Kathleen Mason Kathleen Mason	Director	April 4, 2007

/s/ Deepak Chopra Deepak Chopra	Director	April 4, 2007

/s/ William B. Sechrest William B. Sechrest	Director	April 4, 2007

Exhibit Index

Exhibit
Number			Exhibit

2.1		—	Stock Purchase Agreement dated November 16, 2006, by and among Federated Department Stores, Inc., David’s Bridal, Inc. and The Men’s Wearhouse, Inc. (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 17, 2006).
3.1		—	Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 1994).
3.2		—	By-laws, as amended (incorporated by reference from Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 1997).
3.3		—	Articles of Amendment to the Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999).
4.1		—	Restated Articles of Incorporation (included as Exhibit 3.1).
4.2		—	By-laws (included as Exhibit 3.2).
4.3		—	Form of Common Stock certificate (incorporated by reference from Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 33-45949)).
4.4		—	Articles of Amendment to the Restated Articles of Incorporation (included as Exhibit 3.3).
4.5		—	Amended and Restated Credit Agreement, dated as of December 21, 2005, by and among The Men’s Wearhouse, Inc., Moores The Suit People Inc., Golden Brand Clothing (Canada) Ltd., the financial institutions from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and JPMorgan Chase Bank, N.A. as Canadian Agent. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 27, 2005).
4.6		—	Term Sheet Agreement dated as of January 29, 2003 evidencing the uncommitted CAN$10 million facility of National City Bank, Canada Branch to Golden Brand Clothing (Canada) Ltd. (incorporated by reference from Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003).
4.7		—	Agreement and Amendment to Amended and Restated Credit Agreement effective as of January 31, 2007, by and among the Company, Moores The Suit People Inc., Golden Brand Clothing (Canada) Ltd., the financial institutions from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 7, 2007).
*10	.1	—	1992 Non-Employee Director Stock Option Plan (As Amended and Restated Effective January 1, 2004), including forms of stock option agreement and restricted stock award agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 18, 2005).
*10	.2	—	Stock Agreement dated as of March 23, 1992, between the Company and George Zimmer (incorporated by reference from Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (Registration No. 33-45949)).
*10	.3	—	Split-Dollar Agreement and related Split-Dollar Collateral Assignment dated November 25, 1994 between the Company, George Zimmer and David Edwab, Co-Trustee of the Zimmer 1994 Irrevocable Trust (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 1995).
*10	.4	—	1996 Long-Term Incentive Plan (As Amended and Restated Effective March 29, 2004), including the forms of stock option agreement, restricted stock award agreement and deferred stock unit award agreement (incorporated by reference from Exhibit 10.20 to the Company’s Current Report on Form 8-K filed with the Commission on March 18, 2005).
*10	.5	—	1998 Key Employee Stock Option Plan (incorporated by reference from Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998).
*10	.6	—	First Amendment to 1998 Key Employee Stock Option Plan (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (registration No. 333-80033)).
*10	.7	—	Second Amendment to 1998 Key Employee Stock Option Plan (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2000).

Exhibit
Number			Exhibit

*10	.8	—	Split-Dollar Agreement and related Split-Dollar Collateral Assignment dated May 25, 1995, by and between the Company and David H. Edwab (incorporated by reference from Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002).
*10	.9	—	Split-Dollar Agreement and related Split-Dollar Collateral Assignment dated May 25, 1995, between the Company, David H. Edwab and George Zimmer, Co-Trustee of the David H. Edwab 1995 Irrevocable Trust (incorporated by reference from Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002).
*10	.10	—	First Amendment to Split-Dollar Agreement dated January 17, 2002, between the Company, David H. Edwab and George Zimmer, Trustee of the David H. Edwab 1995 Irrevocable Trust (incorporated by reference from Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002).
*10	.11	—	Second Amended and Restated Employment Agreement effective as of October 1, 2005, by and between the Company and David H. Edwab (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 14, 2005).
*10	.12	—	2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005).
*10	.13	—	Split-Dollar Agreement dated as of June 21, 2006, by and between The Men’s Wearhouse, Inc. and George Zimmer (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 2006).
10.14		—	Employee Stock Ownership Plan, Amendment and Restatement Effective December 31, 2006 (filed herewith).
21.1		—	Subsidiaries of the Company (filed herewith).
23.1		—	Consent of Deloitte & Touche LLP, independent auditors (filed herewith).
31.1		—	Certification of Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).
31.2		—	Certification of Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).
32.1		—	Certification of Annual Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).
32.2		—	Certification of Annual Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).

*	Management Compensation or Incentive Plan