Form 10-Q
period 2007-05-05
MENS WEARHOUSE INC
filed 2007-06-14
CIK 884217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 5, 2007
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐. No ☑.
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
     The number of shares of common stock of the Registrant, par value $.01 per share, outstanding at June 11, 2007 was 53,785,731 excluding 15,677,760 shares classified as Treasury Stock.

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
     Forward-looking statements are not guarantees of future performance and a variety of factors could cause actual results to differ materially from the anticipated or expected results expressed in or suggested by these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, actions by governmental entities, domestic and international economic activity and inflation, our successful execution of internal operating plans and new store and new market expansion plans, including successful integration of acquisitions, performance issues with key suppliers, disruption in buying trends due to homeland security concerns, severe weather, foreign currency fluctuations, government export and import policies, aggressive advertising or marketing activities of competitors and legal proceedings. Future results will also be dependent upon our ability to continue to identify and complete successful expansions and penetrations into existing and new markets and our ability to integrate such expansions with our existing operations. Refer to “Risk Factors” in our Annual Report on Form 10-K for the year ended February 3, 2007 for a more complete discussion of these and other factors that might affect our performance and financial results. These forward-looking statements are intended to relay the Company’s expectations about the future, and speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.
PART I. FINANCIAL INFORMATION
ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GENERAL INFORMATION
     The condensed consolidated financial statements herein include the accounts of The Men’s Wearhouse, Inc. and its subsidiaries (the “Company”) and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). As applicable under such regulations, certain information and footnote disclosures have been condensed or omitted. We believe that the presentation and disclosures herein are adequate to make the information not misleading, and the condensed consolidated financial statements reflect all elimination entries and normal adjustments which are necessary for a fair statement of the results for the three months ended April 29, 2006 and May 5, 2007.
     Operating results for interim periods are not necessarily indicative of the results for full years. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended February 3, 2007 and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year then ended filed with the SEC.
     Unless the context otherwise requires, “Company”, “we”, “us” and “our” refer to The Men’s Wearhouse, Inc. and its subsidiaries.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	April 29,	May 5,	February 3,
	2006	2007	2007
	(Unaudited)	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$112,572	$87,031	$179,694
Short-term investments	151,525	38,500	—
Accounts receivable, net	20,059	30,171	17,018
Inventories	432,445	474,413	448,586
Other current assets	33,990	63,767	35,531

Total current assets	750,591	693,882	680,829
PROPERTY AND EQUIPMENT, net	268,083	364,256	289,640

TUXEDO RENTAL PRODUCT, net	60,945	83,824	57,565
GOODWILL	58,284	58,517	56,867
OTHER ASSETS, net	13,745	19,726	12,051

TOTAL	$1,151,648	$1,220,205	$1,096,952

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$117,047	$121,162	$111,213
Accrued expenses	82,717	152,885	95,249
Income taxes payable	27,862	21,135	19,676

Total current liabilities	227,626	295,182	226,138

LONG-TERM DEBT	207,379	78,105	72,967

DEFERRED TAXES AND OTHER LIABILITIES	51,690	64,680	44,075

Total liabilities	486,695	437,967	343,180

COMMITMENTS AND CONTINGENCIES (Note 8 and Note 11)

SHAREHOLDERS’ EQUITY:
Preferred stock	—	—	—
Common stock	674	694	691
Capital in excess of par	262,975	293,874	286,120
Retained earnings	640,810	784,053	752,361
Accumulated other comprehensive income	29,101	30,481	23,496

Total	933,560	1,109,102	1,062,668

Treasury stock, at cost	(268,607)	(326,864)	(308,896)

Total shareholders’ equity	664,953	782,238	753,772

TOTAL	$1,151,648	$1,220,205	$1,096,952

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	For the Quarter Ended
	April 29,	May 5,
	2006	2007
Net sales:
Clothing product	$382,420	$403,540
Tuxedo rental, alteration and other services	52,144	92,578

Total net sales	434,564	496,118

Cost of sales:
Clothing product, including buying and distribution costs	175,969	177,843
Tuxedo rental, alteration and other services	25,789	33,825
Occupancy costs	49,977	58,177

Total cost of sales	251,735	269,845

Gross margin	182,829	226,273

Selling, general and administrative expenses	136,441	161,010

Operating income	46,388	65,263

Interest income	(1,995)	(1,632)
Interest expense	2,191	1,086

Earnings before income taxes	46,192	65,809

Provision for income taxes	17,336	24,876

Net earnings	$28,856	$40,933

Net earnings per share:
Basic	$0.54	$0.76

Diluted	$0.53	$0.75

Weighted average common shares outstanding:

Basic	53,132	53,963

Diluted	54,719	54,709

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Quarter Ended
	April 29,	May 5,
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$28,856	$40,933
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	15,019	17,006
Tuxedo rental product amortization	3,575	6,926
Loss (gain) on disposition of assets	231	(32)
Deferred rent expense	663	2,523
Stock-based compensation	1,628	1,974
Deferred tax benefit	(1,275)	(2,152)
Increase in accounts receivable	(2,925)	(8,563)
Increase in inventories	(13,990)	(14,647)
Increase in tuxedo rental product	(11,479)	(5,968)
Increase in other assets	(1,318)	(661)
Increase (decrease) in accounts payable and accrued expenses	(15,779)	1,425
Increase in income taxes payable	7,478	1,928
Increase (decrease) in other liabilities	98	(423)

Net cash provided by operating activities	10,782	40,269

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12,295)	(11,661)
Net assets acquired, net of cash	—	(69,747)
Purchases of available-for-sale investments	(103,475)	(137,955)
Proceeds from sales of available-for-sale investments	14,725	99,455
Investment in trademarks, tradenames and other assets	(16)	1,191

Net cash used in investing activities	(101,061)	(118,717)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	4,237	3,670
Deferred financing costs	(92)	(6)
Cash dividends paid	(2,686)	(2,729)
Tax payments related to vested restricted stock and deferred stock units	(648)	(2,187)
Excess tax benefits from stock-based compensation	1,180	2,571
Purchase of treasury stock	—	(19,290)

Net cash provided by (used in) financing activities	1,991	(17,971)

Effect of exchange rate changes	634	3,756

DECREASE IN CASH AND CASH EQUIVALENTS	(87,654)	(92,663)

Balance at beginning of period	200,226	179,694

Balance at end of period	$112,572	$87,031

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Significant Accounting Policies
     Basis of Presentation – The condensed consolidated financial statements herein include the accounts of The Men’s Wearhouse, Inc. and its subsidiaries (the “Company”) and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). As applicable under such regulations, certain information and footnote disclosures have been condensed or omitted. We believe that the presentation and disclosures herein are adequate to make the information not misleading, and the condensed consolidated financial statements reflect all elimination entries and normal adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows at the dates and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended February 3, 2007.
     The preparation of the condensed consolidated financial statements in conformity with accounting principals generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual amounts could differ from those estimates.
     Certain previously reported amounts have been reclassified to conform to the current period presentation. Tuxedo rental product assets and amortization have been reclassified on the condensed consolidated statement of cash flows for the period ended April 29, 2006 to conform to the current period’s presentation. Approximately $3.2 million have been reclassified from accounts receivable to other current assets on the condensed consolidated balance sheet for the period ended April 29, 2006 to conform to the current period’s presentation. In addition, tuxedo rental product assets have been reclassified from other assets on the condensed consolidated balance sheet as of April 29, 2006.
     Stock Based Compensation — Compensation cost resulting from all share-based payment transactions is recognized in the financial statements. The amount of compensation cost is measured based on the grant-date fair value of the instrument issued and is recognized over the vesting period. Stock-based compensation expense recognized for the quarter ended April 29, 2006 and May 5, 2007 was $1.6 million and $2.0 million, respectively. Excess tax benefits realized from the exercise of stock-based compensation was $1.2 million and $2.6 million for the quarter ended April 29, 2006 and May 5, 2007, respectively. Refer to Note 10 for additional disclosures regarding stock-based compensation.
     Recently Issued Accounting Pronouncements — In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are to be accounted for as an adjustment to the beginning balance of retained earnings. FIN 48 is effective as of the beginning of fiscal years that begin after December 15, 2006. We adopted the provisions of FIN 48 at the beginning of fiscal 2007. As a result of the implementation of FIN 48, we recognized a $1.1 million increase to our reserve for uncertain tax positions. The increase is recorded as a cumulative effect adjustment to retained earnings. At the adoption date of February 4, 2007, we had $17.5 million of unrecognized tax benefits, $12.6 million of which would affect the effective tax rate if recognized. As of the quarter ended May 5, 2007, we had $17.5 million of unrecognized tax benefits.
     Interest and penalties related to uncertain tax positions are recognized in income tax expense. As of the adoption date, February 4, 2007, we had approximately $4.5 million of accrued interest related to uncertain tax positions.
     Tax years 2002-2006 remain open to examination by several taxing jurisdictions. Our major taxing jurisdictions are the United States and Canada.
     We are currently under audit by the Internal Revenue Service for the 2003, 2004 and 2005 tax years. It is reasonably possible that the audit of 2003 may conclude in the next 12 months and that the related unrecognized tax benefits for tax

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
positions taken regarding previously filed tax returns may change from those recorded as liabilities for uncertain tax positions in our financial statements at February 4, 2007. However, based on the status of the examination, it is not possible to estimate the effect of any such change on our previously recorded uncertain tax positions.
     In June 2006, the Emerging Issues Task Force (“EITF”) ratified its conclusion on EITF Issue No. 06-02 “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43,” “Accounting for Compensated Absences” (“EITF 06-02”). EITF 06-02 requires that compensation expense associated with a sabbatical leave, or other similar benefit arrangement, be accrued over the requisite service period during which an employee earns the benefit. EITF 06-02 is effective for fiscal years beginning after December 15, 2006 and should be recognized as either a change in accounting principle through a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption or a change in accounting principle through retrospective application to all prior periods. We adopted EITF 06-02 at the beginning of fiscal 2007 through a cumulative effect adjustment to retained earnings. The adoption of EITF 06-02 resulted in an additional liability of $8.0 million, additional deferred tax assets of $3.1 million, and a reduction to retained earnings of $4.9 million. We estimate the adoption of EITF 06-02 will result in additional pre-tax expenses of approximately $1.0 million in fiscal 2007.
     In June 2006, the EITF ratified its conclusion on EITF No. 06-03, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation),” (“EITF 06-03”). EITF 06-03 concluded that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer such as sales, use, value added and certain excise taxes is an accounting policy decision that should be disclosed in a Company’s financial statements. Additionally, companies that record such taxes on a gross basis should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF 06-03 is effective for fiscal years beginning after December 15, 2006. The adoption of EITF 06-03 had no effect on our financial position, results of operations or cash flows.
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
2. Acquisition
     On April 9, 2007, we completed the acquisition of After Hours Formalwear, Inc (“After Hours”), the largest men’s formalwear chain in the United States with 509 stores operating under After Hours Formalwear and Mr. Tux store fronts. As a result of the acquisition of After Hours, the condensed consolidated statement of earnings and condensed consolidated statement of cash flows for the quarter ended May 5, 2007 include the results of operations and cash flows, respectively, of After Hours for the 26 days beginning April 10, 2007. In addition, the condensed consolidated balance sheet as of May 5, 2007 includes preliminary estimates of the fair values of the assets acquired and liabilities assumed as of the acquisition date for After Hours. After Hours has an exclusive relationship with David’s Bridal, Inc., the nation’s largest bridal retailer, which has been extended to Men’s Wearhouse and Moores store brands. As a result of the After Hours acquisition, we are now the leading retailer for the rental of men’s formalwear and operate over 1,100 stores in the United States and Canada. We expect to rebrand the After Hours operations and to realize future cost synergies resulting from the consolidation of central functions, division integrations and the adoption of best practices across the combined operations during fiscal 2007.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Under the terms of the stock purchase agreement, we acquired all of the outstanding stock of After Hours from Federated Department Stores, Inc. (“Federated”) in exchange for an aggregate purchase price of $100.0 million, adjusted for certain items, primarily customer cash deposits retained by Federated on rentals to be completed after closing. The total net cash consideration paid after these adjustments and other acquisition costs was approximately $69.7 million.
     We have not completed our assessment of the fair values of the acquired After Hours assets and liabilities and we have not finalized our plans regarding the integration of the acquired After Hours operations with our other tuxedo operations. Until such time, the allocation of the purchase price is subject to revisions.
     The following table summarizes the estimated fair values of the assets and liabilities assumed at the date of acquisition (in thousands):

As of
April 9,
2007
Current assets	$34,673
Property and equipment	74,041
Tuxedo rental product	26,103
Intangible assets	7,340
Other assets	1,777

Total assets acquired	143,934

Current liabilities	62,698
Other liabilities	9,816

Total liabilities assumed	72,514

Net assets acquired	$71,420

     Acquired intangible assets consists primarily of favorable leases which are amortized over the remaining lease terms, ranging from one to 10 years.
     The following pro forma information presents the Company’s net sales, net earnings and earnings per share as if the After Hours acquisition had occurred on January 29, 2006, after giving effect to certain purchase accounting adjustments.

	For the	For the
	Quarter	Quarter
	Ended	Ended
	April 29,	May 5,
	2006	2007
Total net sales	$478,960	$526,098
Net earnings	$18,388	$32,067

Net earnings per share:
Basic	$0.35	$0.59
Diluted	$0.34	$0.59
     This pro forma information is not necessarily indicative of actual results had the acquisition occurred on January 29, 2006, nor is it necessarily indicative of future results, and does not reflect potential synergies, integration costs, or other such costs or savings. In addition, the tuxedo rental business is heavily concentrated in the months of April, May, and June. Second quarter, followed by the third quarter, is the highest revenue quarter for the tuxedo rental business and first and fourth quarters are considered off season.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
3. Earnings per Share
     Basic EPS is computed using the weighted average number of common shares outstanding during the period and net earnings. Diluted EPS gives effect to the potential dilution which would have occurred if additional shares were issued for stock options exercised under the treasury stock method, as well as the potential dilution that could occur if our contingent convertible debt or other contracts to issue common stock were converted or exercised. Our convertible debt was redeemed, at our election during the fourth quarter of 2006. Refer to Note 8 of Notes to Condensed Consolidated Financial Statements. The following table reconciles basic and diluted weighted average common shares outstanding and the related net earnings per share (in thousands, except per share amounts):

	For the Quarter Ended
	April 29,	May 5,
	2006	2007
Net earnings	$28,856	$40,933

Basic weighted average common shares outstanding	53,132	53,963
Effect of dilutive securities:
Convertible notes	764	—
Stock options and equity-based compensation	823	746

Diluted weighted average common shares outstanding	54,719	54,709

Net earnings per share:
Basic	$0.54	$0.76

Diluted	$0.53	$0.75

4. Dividends
     Cash dividends paid were approximately $2.7 million during each of the quarters ended April 29, 2006 and May 5, 2007. Quarterly dividends of $0.05 were declared on each share of common stock for each of the quarters ended April 29, 2006 and May 5, 2007.
     In March 2007, our Board of Directors declared a quarterly cash dividend of $0.06 per share payable on July 6, 2007 to shareholders of record at the close of business on June 27, 2007. The dividend payout is estimated to be approximately $3.3 million and is included in accrued expenses as of May 5, 2007.
5. Accounting For Derivative Instruments and Hedging
     In connection with our direct sourcing program, we may enter into purchase commitments that are denominated in a foreign currency (primarily the Euro). Our policy is to enter into foreign currency forward exchange contracts to minimize foreign currency exposure related to forecasted purchases of certain inventories. Under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), such contracts have been designated as and accounted for as cash flow hedges. The settlement terms of the forward contracts, including amount, currency and maturity, correspond with payment terms for the merchandise inventories. Any ineffective portion (arising from the change in the difference between the spot rate and the forward rate) of a hedge is reported in earnings immediately. At April 29, 2006 and May 5, 2007 we had no contracts outstanding. No pre-tax hedge ineffectiveness was recognized during the first quarter of 2006 and 2007.

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
6. Comprehensive Income and Supplemental Cash Flows
     Our comprehensive income is as follows (in thousands):

	For the Quarter Ended
	April 29,	May 5,
	2006	2007
Net earnings	$28,856	$40,933
Change in derivative fair value, net of tax	19	—
Currency translation adjustments, net of tax	2,204	6,985

Comprehensive income	$31,079	$47,918

     We paid cash during the first quarter of 2006 of $3.0 million for interest and $10.2 million for income taxes, compared with $1.1 million for interest and $13.7 million for income taxes during the first quarter of 2007. We had non-cash investing and financing activities resulting from the tax benefit recognized upon exercise of stock-based compensation of $1.8 million during the first quarter of 2006 and $3.1 million for the first quarter of 2007. We had non-cash investing and financing activities resulting from the issuance of treasury stock to the employee stock ownership plan of $2.0 million and $2.5 million for the first quarters of 2006 and 2007, respectively. We had non-cash investing and financing activities resulting from cash dividends declared of $2.7 million and $3.3 million for the first quarters of 2006 and 2007, respectively.
     We had net assets acquired, net of cash, of $69.7 million in the first quarter of fiscal 2007. The fair value of assets assumed was $143.9 million and the fair value of liabilities assumed was $72.5 million.
     We had capital expenditure purchases accrued in accounts payable and accrued expenses of approximately $5.0 million at May 5, 2007.
7. Goodwill and Other Intangible Assets
     Changes in the net carrying amount of goodwill for the year ended February 3, 2007 and for the three months ended May 5, 2007 are as follows (in thousands):

Balance January 28, 2006	$57,601
Translation adjustment	(734)

Balance, February 3, 2007	$56,867
Translation adjustment	1,650

Balance, May 5, 2007	$58,517

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The gross carrying amount and accumulated amortization of our other intangibles, which are included in other assets in the accompanying balance sheet, are as follows (in thousands):

	April 29,	May 5,	February 3,
	2006	2007	2007
Trademarks, tradenames and other intangibles	$9,341	$16,605	$9,316
Accumulated amortization	(4,341)	(4,665)	(4,418)

Net total	$5,000	$11,940	$4,898

     The pretax amortization expense associated with intangible assets totaled approximately $220,000 and $296,000 for the quarters ended April 29, 2006 and May 5, 2007, respectively, and approximately $897,000 for the year ended February 3, 2007. Pretax amortization associated with intangible assets at May 5, 2007 is estimated to be $1.7 million for the remainder of fiscal year 2007, $2.2 million for fiscal year 2008, $1.9 million for fiscal year 2009, $1.4 million for fiscal year 2010 and $1.1 million for fiscal year 2011.
8. Long-Term Debt
     On December 21, 2005, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with a group of banks to amend and restate our revolving credit facility. On February 2, 2007, we entered into an Agreement and Amendment to the Credit Agreement effective as of January 31, 2007 (the “Amendment”). The Amendment (i) extends the maturity date of the revolving credit facility under the Credit Agreement to February 11, 2012 and (ii) increases the total senior secured revolving credit facility under the Credit Agreement from $100.0 million to $200.0 million, which can be expanded to $250.0 million upon additional lender commitments. The Credit Agreement also provided our Canadian subsidiaries with a senior secured term loan used to fund the repatriation of US$74.7 million of Canadian earnings in January 2006 under the American Jobs Creation Act of 2004. The Canadian term loan matures on February 10, 2011. The Credit Agreement is secured by the stock of certain of the Company’s subsidiaries. The Credit Agreement has several borrowing and interest rate options including the following indices: (i) an alternate base rate (equal to the greater of the prime rate or the federal funds rate plus 0.5%) or (ii) LIBO rate or (iii) CDO rate. Advances under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin up to 1.125%. The Credit Agreement also provides for fees applicable to unused commitments ranging from 0.100% to 0.175%. The effective interest rate for the Canadian term loan was 5.0% at May 5, 2007. As of May 5, 2007, there were no borrowings outstanding under the revolving credit facility and there was US$78.1 million outstanding under the Canadian term loan.
     The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain certain financial ratios. The restrictive provisions in the Credit Agreement have been modified to afford us with greater operating flexibility than was provided for in our previous facility and to reflect an overall covenant structure that is generally representative of a commercial loan made to an investment-grade company. Our debt, however, is not rated, and we have not sought, and are not seeking, a rating of our debt. We were in compliance with the covenants in the Credit Agreement as of May 5, 2007.
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
     We utilize letters of credit primarily to secure inventory purchases. At May 5, 2007, letters of credit totaling approximately $17.1 million were issued and outstanding.
9. Treasury Stock
     As of May 5, 2007 we had 15,621,860 shares held in treasury stock. A reconciliation of our treasury shares for the year ended February 3, 2007 and for the three months ended May 5, 2007 is provided below:

Treasury
Shares
Balance, January 28, 2006	14,169,241
Treasury stock issued to profit sharing plan	(68,564)
Purchases of treasury stock	1,134,000

Balance, February 3, 2007	15,234,677
Shares received in lieu of tax withholding payments	8,290
Treasury stock issued to profit sharing plan	(65,207)
Purchases of treasury stock	444,100

Balance, May 5, 2007	15,621,860

     In January 2006, the Board of Directors authorized a new $100.0 million share repurchase program of our common stock. This authorization superceded any remaining previous authorizations. At May 5, 2007, we had $40.4 million remaining under our $100.0 million authorized share repurchase program.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The following table summarizes our treasury stock repurchases (in thousands, except share data and average price per share):

	For the Quarter Ended
	April 29,	May 5,
	2006	2007
Shares repurchased	—	444,100
Total costs	$—	$19,290
Average price per share	$—	$43.44
10. Stock-Based Compensation Plans
     Stock Plans
     We have adopted the 1996 Long-Term Incentive Plan (formerly known as the 1996 Stock Option Plan) (“1996 Plan”) which, as amended, provides for an aggregate of up to 2,775,000 shares of our common stock (or the fair market value there of) with respect to which stock options, stock appreciation rights, restricted stock, deferred stock units and performance based awards may be granted to full-time key employees (excluding certain officers); the 1998 Key Employee Stock Option Plan (“1998 Plan”) which, as amended, provides for the grant of options to purchase up to 3,150,000 shares of our common stock to full-time key employees (excluding certain officers); and the 2004 Long-Term Incentive Plan (“2004 Plan”) which provides for an aggregate of up to 900,000 shares of our common stock (or the fair market value there of) with respect to which stock options, stock appreciation rights, restricted stock, deferred stock units and performance based awards may be granted to full-time key employees. Each of the plans will expire at the end of ten years following the effective date of such plan; no awards may be granted pursuant to the plans after the expiration date. The 1996 Plan will expire March 29, 2014, ten years following its amended and restated effective date. In fiscal 1992, we also adopted a Non-Employee Director Stock Option Plan (“Director Plan”) which, as amended, provides for an aggregate of up to 251,250 shares of our common stock with respect to which stock options, stock appreciation rights or restricted stock awards may be granted to non-employee directors of the Company. In fiscal 2001, the Director Plan’s termination date was extended to February 23, 2012. Options granted under these plans must be exercised within ten years of the date of grant.
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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Stock Options
     The following table summarizes stock option activity for the quarter ended May 5, 2007:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value (000’s)
Outstanding at February 3, 2007	1,434,016	$15.81
Granted	1,500	47.18
Exercised	(211,013)	15.11
Forfeited or expired	(3,411)	15.03

Outstanding at May 5, 2007	1,221,092	$15.98	5.5 years	$33,763

Exercisable at May 5, 2007	495,851	$15.15	4.5 years	$14,119

     No stock options were granted during the first quarter of 2006. During the first quarter of 2007, 1,500 stock options were granted, at a weighted-average fair value of $19.43. The following weighted average assumptions were used for grants during the first quarter of 2007: expected volatility of 40.37%, risk-free interest rates (U.S. Treasury five year notes) of 4.63%, dividend yield of 0.46% and an expected life of five years. The total intrinsic value of options exercised during the quarter ended April 29, 2006 and May 5, 2007 was $4.1 million and $6.6 million, respectively. As of May 5, 2007, we have unrecognized compensation expense related to nonvested stock options of approximately $3.3 million which is expected to be recognized over a weighted average period of 2.5 years.
     Restricted Stock and Deferred Stock Units
     The following table summarizes restricted stock and deferred stock unit activity for the quarter ended May 5, 2007:

		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at February 3, 2007	513,702	$28.69
Granted	100,664	47.19
Vested	(143,647)	29.55
Forfeited	(2,251)	29.65

Nonvested at May 5, 2007	468,468	$33.51

     For the first quarter of 2006, we granted 79,852 deferred stock units at a weighted-average grant date fair value of $35.31. For the first quarter of 2007 we granted 100,664 restricted stock and deferred stock units at a weighted-average grant date fair value of $47.19. As of May 5, 2007, we have unrecognized compensation expense related to nonvested restricted stock and deferred stock units of approximately $12.3 million which is expected to be recognized over a weighted average period of 2.1 years. The total fair value of shares vested during the quarter ended April 29, 2006 and May 5, 2007 was $2.3 million and $6.4 million, respectively. At May 5, 2007, there were 87,940 nonvested restricted stock shares outstanding. During the first quarter of 2007, 19,360 restricted stock shares vested and 1,500 restricted stock shares were granted at an average grant price of $47.18. No shares of restricted stock were forfeited during the first quarter of 2007.

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
     The fair value of ESDP shares is estimated using the Black-Scholes option pricing model in the quarter that the purchase occurs with the following weighted average assumptions for each respective period:

	For The	For The
	Quarter Ended	Quarter Ended
	April 29, 2006	May 5, 2007
Risk-free interest rates	4.55%	5.02%
Expected lives	0.25	0.25
Dividend yield	0.15%	0.46%
Expected volatility	37.84%	26.44%
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
     During the quarter ended April 29, 2006 employees purchased 15,821 shares under the ESDP, the weighted-average fair value of which was $25.07 per share. During the quarter ended May 5, 2007 employees purchased 14,749 shares under the ESDP, the weighted-average fair value of which was $32.61 per share. We recognized approximately $0.2 million of stock-based compensation expense related to the ESDP for the quarter ended April 29, 2006 and May 5, 2007, respectively. As of May 5, 2007, 1,515,867 shares were reserved for future issuance under the ESDP.
11. Legal Matters
     We are involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of our business. Management believes that none of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
12. Supplemental Sales Information (in thousands)

	For the Quarter Ended
	April 29,	May 5,
	2006	2007
Net sales:
Men’s tailored clothing product	$204,044	$208,724
Men’s non-tailored clothing product	160,068	171,823
Other clothing product	18,308	22,993

Total clothing product	382,420	403,540

Tuxedo rentals	25,196	59,860
Alteration services	22,390	27,248
Retail dry cleaning services	4,558	5,470

Total tuxedo rental, alteration and other services	52,144	92,578

Total net sales	$434,564	$496,118

Net sales by brand:
MW (including After Hours from April 10, 2007)	$289,761	$335,425
K&G	100,040	109,970
Moores	40,205	45,253
Other	4,558	5,470

	$434,564	$496,118

Other clothing product net sales consist primarily of ladies’ clothing and corporate uniform sales.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     For supplemental information, it is suggested that “Management’s Discussion and Analysis of Financial Condition and Results of Operations” be read in conjunction with the corresponding section included in our Annual Report on Form 10-K for the year ended February 3, 2007. References herein to years are to our 52-week or 53-week fiscal year which ends on the Saturday nearest January 31 in the following calendar year. For example, references to “2007” mean the 52-week fiscal year ending February 2, 2008.
     The following table presents information with respect to retail apparel stores in operation during each of the respective fiscal periods:

	For the Quarter Ended		Year Ended
	April 29,	May 5,	February 3,
	2006	2007	2007
Stores open at beginning of period:	719	752	719
Opened	6	9	35
Acquired	—	509	—
Closed	—	(3)	(2)

Stores open at end of period	725	1,267	752

Stores open at end of period:
U.S. —
Men’s Wearhouse	529	544	543
After Hours (acquired)	—	509	—
K&G	80	98	93

	609	1,151	636

Canada —
Moores	116	116	116

	725	1,267	752

     On April 9, 2007, we completed the acquisition of After Hours, the largest men’s formalwear chain in the United States with 509 stores operating under After Hours Formalwear and Mr. Tux store fronts. As a result of the acquisition of After Hours, the condensed consolidated statement of earnings and condensed consolidated statement of cash flows for the quarter ended May 5, 2007 include the results of operations and cash flows, respectively, of After Hours for the 26 days beginning April 10, 2007. In addition, the condensed consolidated balance sheet as of May 5, 2007 includes preliminary estimates of the fair values of the assets acquired and liabilities assumed as of the acquisition date for After Hours. After Hours has an exclusive relationship with David’s Bridal, Inc., the nation’s largest bridal retailer, which has been extended to Men’s Wearhouse and Moores store brands. As a result of the After Hours acquisition, we are now the leading retailer for the rental of men’s formalwear and operate over 1,100 stores in the United States and Canada. We expect to rebrand the After Hours operations and to realize future cost synergies resulting from the consolidation of central functions, division integrations and the adoption of best practices across the combined operations during fiscal 2007.
     Under the terms of the stock purchase agreement, we acquired all of the outstanding stock of After Hours from Federated Department Stores, Inc. (“Federated”) in exchange for an aggregate purchase price of $100.0 million, adjusted for certain items, primarily customer cash deposits retained by Federated on rentals to be completed after closing. The total net cash consideration paid after these adjustments and other acquisition costs was approximately $69.7 million.
     As of May 5, 2007, we are operating 32 retail dry cleaning and laundry facilities in the Houston, Texas area. We may open or acquire additional facilities on a limited basis in 2007 as we continue to test market and evaluate the feasibility of developing a national retail dry cleaning and laundry line of business. In addition, we continue to pursue our corporate apparel and uniform program by entering into contracts to provide corporate uniforms to our customers’ workforces. As of May 5, 2007, we are servicing approximately ten contract customers.
Results of Operations
Quarter Ended May 5, 2007 Compared with Quarter Ended April 29, 2006
     The Company’s net sales increased $61.6 million, or 14.2%, to $496.1 million for the quarter ended May 5, 2007 due mainly to a $21.1 million increase in clothing product sales, a $4.9 million increase in alteration service revenues and a $34.7 million increase in tuxedo rental revenues. The $61.6 million increase in net sales is attributable to the following:

(in millions)	Amount Attributed to
$28.5	Increase in net sales from acquired After Hours stores.
27.2	Increase from net sales of stores opened in 2006, relocated stores and expanded stores not yet included in comparable sales.
7.4	Increase from alteration and other sales.
(2.4)	(1.3%) decrease and a 5.8% increase in comparable sales for US and Canadian stores, respectively, in the first quarter of 2007 compared to the first quarter of 2006.
1.9	Net sales from nine new stores opened in 2007.
(1.0)	Closed stores.
$61.6	Total
     Our Men’s Wearhouse comparable store sales (which are calculated by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period) increased 0.3%, while our K&G comparable store sales decreased 6.2%. Our Men’s Wearhouse comparable store sales increased due to a slight increase in traffic levels and continued growth in our tuxedo rental business. The decrease in K&G comparable store sales was due mainly to a decrease in traffic levels. In Canada, comparable store sales increased 5.8% primarily as a result of increased traffic levels, an improved average ticket and continued growth in our tuxedo rental business. As a percentage of total revenues, combined U.S. and Canadian tuxedo rental revenues increased from 5.8% in the first quarter of 2006 to 12.1% in the first quarter of 2007. Our condensed consolidated financial statements include tuxedo rental revenues of $26.0 million from After Hours since the acquisition date of April 9, 2007.
     Gross margin increased 23.8% from the same prior year quarter to $226.3 million in the first quarter of 2007. As a percentage of sales, gross margin increased from 42.1% in the first quarter of 2006 to 45.6% in the first quarter of 2007. This increase in gross margin percentage resulted mainly from improvements in merchandise margins related to lower product costs and continued growth in our tuxedo rental business, including our acquisition of After Hours effective April 9, 2007. Our tuxedo rental business carries a significantly higher gross margin impact than our traditional businesses. This increase in the gross margin percentage was partially offset by an increase in occupancy cost, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, from the first quarter of 2006 to the first quarter of 2007. On an absolute dollar basis, occupancy costs increased by 16.4% from first quarter of 2006 to the first quarter of 2007 due mainly to higher rent expense from our increased store count, our acquisition of After Hours and renewals of existing leases at higher rates.

     Selling, general and administrative (“SG&A”) expenses increased to $161.0 million in the first quarter of 2007 from $136.4 million in the first quarter of 2006, an increase of $24.6 million or 18.0%. As a percentage of sales, these expenses increased from 31.4% in the first quarter of 2006 to 32.5% in the first quarter of 2007. The components of this 1.1% net increase in SG&A expenses as a percentage of net sales were as follows:

%	Attributed to
(0.3)
Decrease in advertising expense as a percentage of sales from 3.7% in the first quarter of 2006 to 3.4% in the first quarter of 2007. On an absolute dollar basis, advertising expense increased $1.0 million.

0.4
Increase in store salaries as a percentage of sales from 12.6% in the first quarter of 2006 to 13.0% in the first quarter of 2007. Store salaries on an absolute dollar basis increased $9.6 million primarily due to salary expense associated with After Hours and increased commissions associated with higher sales.

1.0
Increase in other SG&A expenses as a percentage of sales from 15.1% in the first quarter of 2006 to 16.1% in the first quarter of 2007. On an absolute dollar basis, other SG&A expenses increased $14.0 million primarily due to expenses associated with After Hours, continued growth in our tuxedo rental business and increased warehouse and administrative occupancy costs.

1.1%	Total
     Interest expense decreased from $2.2 million in the first quarter of 2006 to $1.1 million in the first quarter of 2007 while interest income decreased from $2.0 million in the first quarter of 2006 to $1.6 million in the first quarter of 2007. Weighted average borrowings outstanding decreased from $207.4 million in the first quarter of 2006 to $78.1 million in the first quarter of 2007, and the weighted average interest rate on outstanding indebtedness increased from 3.7% to 5.0%. The decrease in weighted average borrowings is due to our election to redeem our $130.0 million 3.125% Convertible Senior Notes due 2023 (“Notes”) in the fourth quarter of 2006. For additional information regarding the redemption of our Notes, refer to Note 8 of Notes to Condensed Consolidated Financial Statements and the “Liquidity and Capital Resources” discussion herein. The decrease in interest income primarily relates to decreases in our average cash and short-term investment balances.
     Our effective income tax rate was 37.5% for the first quarter of 2006 and 37.8% for the first quarter of 2007. The effective tax rate was higher than the statutory U.S. federal rate of 35% primarily due to the effect of state income taxes.
     These factors resulted in net earnings of $40.9 million or 8.3% of net sales for the first quarter of 2007, compared with net earnings of $28.9 million or 6.6% of net sales for the first quarter of 2006.
Liquidity and Capital Resources
     On December 21, 2005, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with a group of banks to amend and restate our revolving credit facility. On February 2, 2007, we entered into an Agreement and Amendment to the Credit Agreement effective as of January 31, 2007 (the “Amendment”). The Amendment (i) extends the maturity date of the revolving credit facility under the Credit Agreement to February 11, 2012 and (ii) increases the total senior secured revolving credit facility under the Credit Agreement from $100.0 million to $200.0 million, which can be expanded to $250.0 million upon additional lender commitments. The Credit Agreement also provided our Canadian subsidiaries with a senior secured term loan used to fund the repatriation of US$74.7 million of Canadian earnings in January 2006 under the American Jobs Creation Act of 2004. The Canadian term loan matures on February 10, 2011. The Credit Agreement is secured by the stock of certain of the Company’s subsidiaries. The Credit Agreement has several borrowing and interest rate options including the following indices: (i) an alternate base rate (equal to the greater of the prime rate or the federal funds rate plus 0.5%) or (ii) LIBO rate or (iii) CDO rate. Advances under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin up to 1.125%. The Credit Agreement also provides for fees applicable to unused commitments ranging from 0.100% to 0.175%. The effective interest rate for the Canadian term loan was 5.0% at May 5, 2007. As of May 5, 2007, there were no borrowings outstanding under the revolving credit facility and there was US$78.1 million outstanding under the Canadian term loan.

     The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain certain financial ratios. The restrictive provisions in the Credit Agreement have been modified to afford us with greater operating flexibility than was provided for in our previous facility and to reflect an overall covenant structure that is generally representative of a commercial loan made to an investment-grade company. Our debt, however, is not rated, and we have not sought, and are not seeking, a rating of our debt. We were in compliance with the covenants in the Credit Agreement as of May 5, 2007.
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
     We utilize letters of credit primarily to secure inventory purchases. At May 5, 2007, letters of credit totaling approximately $17.1 million were issued and outstanding.
     Quarterly dividends of $0.05 per share were declared for each of the quarters ended April 29, 2006 and May 5, 2007. Cash dividends paid were approximately $2.7 million during each of the quarters ended April 29, 2006 and May 5, 2007. In March 2007, our Board of Directors declared a quarterly cash dividend of $0.06 per share payable on July 6, 2007 to shareholders of record at the close of business on June 27, 2007. The dividend payout is estimated to be approximately $3.3 million and is included in accrued expenses as of May 5, 2007.
     On April 9, 2007, we completed the acquisition of After Hours, the largest men’s formalwear chain in the United States with 509 stores operating under After Hours Formalwear and Mr. Tux store fronts. As a result of the acquisition of After

Hours, the condensed consolidated statement of earnings and condensed consolidated statement of cash flows for the quarter ended May 5, 2007 include the results of operations and cash flows, respectively, of After Hours for the 26 days beginning April 10, 2007. In addition, the condensed consolidated balance sheet as of May 5, 2007 includes preliminary estimates of the fair values of the assets acquired and liabilities assumed as of the acquisition date for After Hours. After Hours has an exclusive relationship with David’s Bridal, Inc., the nation’s largest bridal retailer, which has been extended to Men’s Wearhouse and Moores store brands. As a result of the After Hours acquisition, we are now the leading retailer for the rental of men’s formalwear and operate over 1,100 stores in the United States and Canada. We expect to rebrand the After Hours operations and to realize future cost synergies resulting from the consolidation of central functions, division integrations and the adoption of best practices across the combined operations during fiscal 2007.
     Under the terms of the stock purchase agreement, we acquired all of the outstanding stock of After Hours from Federated Department Stores, Inc. (“Federated”) in exchange for an aggregate purchase price of $100.0 million, adjusted for certain items, primarily customer cash deposits retained by Federated on rentals to be completed after closing. The total net cash consideration paid after these adjustments and other acquisition costs was approximately $69.7 million.
     Our primary sources of working capital are cash flow from operations and borrowings under the Credit Agreement. We had working capital of $398.7 million at May 5, 2007, which is down from $454.7 million at February 3, 2007 and $523.0 million at April 29, 2006. Historically, our working capital has been at its lowest level in January and February, and has increased through November as inventory buildup occurs in preparation for the fourth quarter selling season. The $56.0 million decrease in working capital at May 5, 2007 compared to February 3, 2007 resulted from the following:

(in millions)	Amount Attributed to
(54.2)	Decrease in cash and short-term investments, due primarily to acquisition of After Hours and purchases of treasury stock.
14.6	Increase in inventories due to seasonal inventory buildup and square footage growth of 1.6% (square footage growth includes stores operating under our Men’s Wearhouse, K&G and Moores brands).
8.6	Increase in accounts receivable due to timing of collection of third-party credit card receivable balances.
(29.7)	Working capital deficit from After Hours acquisition.
4.7	Other items.
($56.0)	Total
     The working capital deficit from the After Hours acquisition is a result primarily of the seasonally high level of tuxedo rental deposit liabilities assumed in the acquisition (seller retained the cash received from such deposits) and accrued severance and other liabilities associated with the acquisition.
     Our operating activities provided net cash of $10.8 million during the first quarter of 2006, due mainly to net earnings, adjusted for non-cash charges, and an increase in income taxes payable, offset by increases in inventories and tuxedo rental product and a decrease in payables and accrued expenses. During the first quarter of 2007, our operating activities provided net cash of $40.3 million, due mainly to net earnings, adjusted for non-cash charges, offset by increases in accounts receivable, inventories and tuxedo rental product. Inventories increased in the first quarter of 2006 and 2007 due mainly to seasonal inventory buildup and an increase in selling square footage. The increase in tuxedo rental product in the first quarter of 2006 and 2007 is due to purchases of this product to support the continued growth in our tuxedo rental business. The decrease in accounts payable and accrued expenses in the first quarter of 2006 was due mainly to the timing of vendor payments and the payment of bonuses, accrued interest and contributions to the employee stock ownership plan accrued at the end of fiscal 2005. A decrease in accounts payable and accrued expenses in the first quarter of 2007 was more than offset by an increase in tuxedo rental wear deposits during the same period. The increase in accounts receivable in the first quarter of 2007 was due primarily to timing of collection of third-party credit card receivable balances.
     Our investing activities used net cash of $101.1 million for the first quarter of 2006 due mainly to capital expenditures of $12.3 million and net purchases of short-term investments of $88.8 million. During the first quarter of 2007, our investing activities used net cash of $118.7 million due mainly to our acquisition of After Hours on April 9, 2007 for $69.7 million, capital expenditures of $11.7 million and net purchases of short-term investments of $38.5 million. Short-term investments consist of auction rate securities which represent funds available for current operations. These securities have stated maturities beyond three months but are priced and traded as short-term instruments due to the liquidity provided through the interest rate mechanism of 7 to 35 days. As of May 5, 2007, we held short-term investments of $38.5 million. Our capital expenditures relate to costs incurred for stores opened, remodeled or relocated during the period or under construction at the end of the period, distribution facility additions and infrastructure technology investments.
     Our financing activities provided net cash of $2.0 million for the first quarter of 2006 due mainly to proceeds from the issuance of our common stock in connection with the exercise of stock options, offset by cash dividends paid of $2.7 million. During the first quarter of 2007, our financing activities used net cash of $18.0 million due mainly to purchases of treasury stock and cash dividends paid, offset partially by proceeds from the issuance of our common stock and excess tax benefits realized from the exercise of stock options and equity-based compensation.
     In January 2006, the Board of Directors authorized a new $100.0 million share repurchase program of our common stock. This authorization superceded any remaining previous authorizations. No shares were repurchased during the first quarter of 2006. During the first quarter of 2007, 444,100 shares were repurchased in open market transactions under the January 2006 authorization at an average price per share of $43.44. At May 5, 2007, we had $40.4 remaining under our $100.0 million authorized share repurchase program.
     We anticipate that our existing cash and cash flow from operations, supplemented by borrowings under our Credit Agreement, will be sufficient to fund the planned store openings, other capital expenditures and operating cash requirements for at least the next 12 months.
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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are subject to exposure from fluctuations in U.S. dollar/Euro exchange rates and the Canadian dollar/Euro exchange rates. As further described in Note 5 of Notes to Condensed Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”, we utilize foreign currency forward exchange contracts to limit exposure to changes in currency exchange rates. At April 29, 2006 and May 5, 2007 we had no contracts outstanding.
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
     We are also subject to market risk from our Canadian term loan of US$78.1 million at May 5, 2007, which bears interest at CDOR plus an applicable margin (see Note 8 of Notes to Condensed Consolidated Financial Statements). An increase in market interest rates would increase our interest expense and our cash requirements for interest payments. For example, an average increase of 0.5% in the variable interest rate would increase our interest expense and payments by approximately $0.4 million.
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     The Company’s management, with the participation of the Company’s chief executive officer (“CEO”) and chief financial officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the fiscal quarter ended May 5, 2007. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended May 5, 2007 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Changes in Internal Controls over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended May 5, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
     We are involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of our business. Management believes that none of these matters will have a material adverse effect on our financial position, results of operations or cash flows.
ITEM 1A – RISK FACTORS
     There are no material changes from the risk factors previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended February 3, 2007.
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table presents information with respect to purchases of common stock of the Company made during the quarter ended May 5, 2007 as defined by Rule 10b-18(a)(3) under the Exchange Act:

(c)
			Total	(d)
			Number of	Approximate
			Shares	Dollar Value of
			Purchased	Shares that
			as Part of	May Yet Be
	(a)	(b)	Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased	Per Share	Programs	Programs
(In thousands)
February 4, 2007 through March 3, 2007	—	—	—	$59,711

March 4, 2007 through April 7, 2007	—	—	—	$59,711

April 8, 2007 through May 5, 2007	444,100	$43.44	444,100	$40,421

Total	444,100	$43.44	444,100	$40,421

ITEM 6 — EXHIBITS
(a) Exhibits.

Exhibit
Number		Exhibit Index
31.1	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

31.2	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).

32.1	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

32.2	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, The Men’s Wearhouse, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 14, 2007	THE MEN’S WEARHOUSE, INC.
By	/s/ NEILL P. DAVIS
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