Form 10-Q
period 2007-08-04
MENS WEARHOUSE INC
filed 2007-09-13
CIK 884217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 4, 2007  or

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
     The number of shares of common stock of the Registrant, par value $.01 per share, outstanding at September 10, 2007 was 53,242,480 excluding 16,240,960 shares classified as Treasury Stock.

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
PART I. FINANCIAL INFORMATION
ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GENERAL INFORMATION
     The condensed consolidated financial statements herein include the accounts of The Men’s Wearhouse, Inc. and its subsidiaries and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. As applicable under such regulations, certain information and footnote disclosures have been condensed or omitted. We believe that the presentation and disclosures herein are adequate to make the information not misleading, and the condensed consolidated financial statements reflect all elimination entries and normal adjustments which are necessary for a fair statement of the results for the three and six months ended July 29, 2006 and August 4, 2007.
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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 29,	August 4,	February 3,
	2006	2007	2007
	(Unaudited)	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$79,511	$85,260	$179,694
Short-term investments	169,900	49,675	—
Accounts receivable, net	14,387	21,897	17,018
Inventories	429,882	460,800	448,586
Other current assets	36,877	66,576	35,531

Total current assets	730,557	684,208	680,829

PROPERTY AND EQUIPMENT, net	266,650	370,066	289,640

TUXEDO RENTAL PRODUCT, net	62,145	76,727	57,565
GOODWILL	57,978	62,769	56,867
OTHER ASSETS, net	14,471	20,314	12,051

TOTAL	$1,131,801	$1,214,084	$1,096,952

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$89,771	$98,441	$111,213
Accrued expenses	80,025	138,975	95,249
Income taxes payable	17,673	13,715	19,676

Total current liabilities	187,469	251,131	226,138

LONG-TERM DEBT	206,427	82,033	72,967

DEFERRED TAXES AND OTHER LIABILITIES	49,762	61,811	44,075

Total liabilities	443,658	394,975	343,180

COMMITMENTS AND CONTINGENCIES (Note 8 and Note 11)

SHAREHOLDERS’ EQUITY:
Preferred stock	—	—	—
Common stock	675	695	691
Capital in excess of par	265,871	298,866	286,120
Retained earnings	673,753	835,024	752,361
Accumulated other comprehensive income	27,963	36,063	23,496

Total	968,262	1,170,648	1,062,668

Treasury stock, at cost	(280,119)	(351,539)	(308,896)

Total shareholders’ equity	688,143	819,109	753,772

TOTAL	$1,131,801	$1,214,084	$1,096,952

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 29,	August 4,	July 29,	August 4,
	2006	2007	2006	2007
Net sales:
Clothing product	$386,930	$402,579	$769,350	$806,119
Tuxedo rental, alteration and other services	73,657	166,767	125,801	259,345

Total net sales	460,587	569,346	895,151	1,065,464

Cost of sales:
Clothing product, including buying and distribution costs	178,800	175,313	354,769	353,157
Tuxedo rental, alteration and other services	31,578	51,270	57,367	85,094
Occupancy costs	51,086	68,265	101,063	126,442

Total cost of sales	261,464	294,848	513,199	564,693

Gross margin	199,123	274,498	381,952	500,771

Selling, general and administrative expenses	143,529	191,822	279,970	352,832

Operating income	55,594	82,676	101,982	147,939

Interest income	(2,793)	(1,671)	(4,788)	(3,303)
Interest expense	2,289	1,123	4,480	2,209

Earnings before income taxes	56,098	83,224	102,290	149,033

Provision for income taxes	20,477	28,998	37,813	53,874

Net earnings	$35,621	$54,226	$64,477	$95,159

Net earnings per share:
Basic	$0.67	$1.01	$1.21	$1.77

Diluted	$0.65	$1.00	$1.18	$1.74

Weighted average common shares outstanding:
Basic	53,260	53,739	53,196	53,851

Diluted	54,524	54,366	54,622	54,538

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended
	July 29,	August 4,
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings	$64,477	$95,159
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	30,297	36,757
Tuxedo rental product amortization	9,792	25,646
Loss on disposition of assets	797	3
Deferred rent expense	738	678
Stock-based compensation	3,348	4,032
Deferred tax benefit	(3,179)	(5,841)
Decrease (increase) in accounts receivable	2,468	(245)
(Increase) decrease in inventories	(12,330)	1,696
Increase in tuxedo rental product	(19,114)	(14,010)
Increase in other assets	(4,308)	(1,136)
Decrease in accounts payable and accrued expenses	(47,858)	(29,231)
Decrease in income taxes payable	(2,648)	(8,455)
Increase in other liabilities	92	6,616

Net cash provided by operating activities	22,572	111,669

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(24,821)	(52,712)
Net assets acquired, net of cash	—	(68,129)
Purchases of available-for-sale investments	(179,920)	(267,530)
Proceeds from sales of available-for-sale investments	72,795	217,855
Investment in trademarks, tradenames and other assets	(588)	(65)

Net cash used in investing activities	(132,534)	(170,581)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	5,160	5,622
Deferred financing costs	(100)	—
Cash dividends paid	(5,380)	(6,015)
Tax payments related to vested restricted stock and deferred stock units	(648)	(2,187)
Excess tax benefits from stock-based compensation	1,326	3,307
Purchase of treasury stock	(11,512)	(43,965)

Net cash used in financing activities	(11,154)	(43,238)

Effect of exchange rate changes	401	7,716

DECREASE IN CASH AND CASH EQUIVALENTS	(120,715)	(94,434)
Balance at beginning of period	200,226	179,694

Balance at end of period	$79,511	$85,260

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
     Stock Based Compensation — Compensation cost resulting from all share-based payment transactions is recognized in the financial statements. The amount of compensation cost is measured based on the grant-date fair value of the instrument issued and is recognized over the vesting period. Stock-based compensation expense recognized for the six months ended July 29, 2006 and August 4, 2007 was $3.3 million and $4.0 million, respectively. Excess tax benefits realized from the exercise of stock-based compensation was $1.3 million and $3.3 million for the six months ended July 29, 2006 and August 4, 2007, respectively. Refer to Note 10 for additional disclosures regarding stock-based compensation.
     Recently Issued Accounting Pronouncements — In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are to be accounted for as an adjustment to the beginning balance of retained earnings. FIN 48 is effective as of the beginning of fiscal years that begin after December 15, 2006. We adopted the provisions of FIN 48 at the beginning of fiscal 2007. As a result of the implementation of FIN 48, we recognized a $1.1 million increase to our reserve for uncertain tax positions. The increase is recorded as a cumulative effect adjustment to retained earnings. At the adoption date of February 4, 2007, we had $17.5 million of unrecognized tax benefits, $12.6 million of which would affect the effective tax rate if recognized. During the quarter ended August 4, 2007, the Company concluded certain income tax audits and recognized $2.8 million of previously unrecognized tax benefits, $1.4 million of which was accrued interest. The amount of the recognized benefit that affected the effective tax rate was $2.3 million.
     Interest and penalties related to uncertain tax positions are recognized in income tax expense. As of the adoption date of February 4, 2007, we had approximately $4.5 million of accrued interest related to uncertain tax positions.
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
     In June 2007, the EITF ratified its conclusion on EITF Issue No. 06-11 “Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. We are currently evaluating the impact that the adoption of EITF 06-11 will have on our financial position, results of operation or cash flows.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
2. Acquisition
     On April 9, 2007, we completed the acquisition of After Hours Formalwear, Inc (“After Hours”), a men’s formalwear chain in the United States with 509 stores operating under After Hours Formalwear and Mr. Tux store fronts. As a result of the acquisition of After Hours, the condensed consolidated statement of earnings and condensed consolidated statement of cash flows for the six months ended August 4, 2007 include the results of operations and cash flows, respectively, of After Hours beginning April 10, 2007. In addition, the condensed consolidated balance sheet as of August 4, 2007 includes preliminary estimates of the fair values of the assets acquired and liabilities assumed as of the acquisition date for After Hours. After Hours has a preferred relationship with David’s Bridal, Inc., the nation’s largest bridal retailer. This preferred relationship also includes all Men’s Wearhouse tuxedo operations. We expect to rebrand the After Hours operations and to realize future cost synergies resulting from the consolidation of central functions, division integrations and the adoption of best practices across the combined operations during fiscal 2007.
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
     The following table summarizes the estimated fair values of the non-cash assets and liabilities assumed at the date of acquisition (in thousands):

As of
April 9,
2007
Current non-cash assets	$35,161
Property and equipment	66,409
Tuxedo rental product	28,863
Goodwill	2,991
Intangible assets	7,967
Other assets	3,068

Total assets acquired	144,459

Current liabilities	65,858
Other liabilities	8,863

Total liabilities assumed	74,721

Net assets acquired	$69,738

     Acquired intangible assets consist primarily of favorable leases which are amortized over the remaining lease terms, ranging from one to 10 years.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The following pro forma information presents the Company’s net sales, net earnings and earnings per share as if the After Hours acquisition had occurred on January 29, 2006, after giving effect to certain purchase accounting adjustments (in thousands, except per share amounts).

	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended
	July 29,	July 29,	August 4,
	2006	2006	2007
Total net sales	$552,727	$1,031,687	$1,095,444
Net earnings	$49,105	$67,490	$86,563

Net earnings per share:
Basic	$0.92	$1.27	$1.61
Diluted	$0.90	$1.24	$1.59
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
3. Earnings per Share
     Basic EPS is computed using the weighted average number of common shares outstanding during the period and net earnings. Diluted EPS gives effect to the potential dilution which would have occurred if additional shares were issued for stock options exercised under the treasury stock method, as well as the potential dilution that could occur if our contingent convertible debt or other contracts to issue common stock were converted or exercised. Our convertible debt was redeemed, at our election, during the fourth quarter of 2006. Refer to Note 8 of Notes to Condensed Consolidated Financial Statements. The following table reconciles basic and diluted weighted average common shares outstanding and the related net earnings per share (in thousands, except per share amounts):

	For the Three Months		For the Six Months
	Ended		Ended
	July 29,	August 4,	July 29,	August 4,
	2006	2007	2006	2007
Net earnings	$35,621	$54,226	$64,477	$95,159

Basic weighted average common shares outstanding	53,260	53,739	53,196	53,851
Effect of dilutive securities:
Convertible Notes	557	—	661	—
Stock options and equity-based compensation	707	627	765	687

Diluted weighted average common shares outstanding	54,524	54,366	54,622	54,538

Net earnings per share:
Basic	$0.67	$1.01	$1.21	$1.77

Diluted	$0.65	$1.00	$1.18	$1.74

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
4. Dividends
     A quarterly cash dividend of $0.05 per share was paid during each of the quarters ended April 29, 2006, July 29, 2006 and May 5, 2007. A quarterly cash dividend of $0.06 per share was paid during the quarter ended August 4, 2007. Cash dividends paid were approximately $5.4 and $6.0 million during the six months ended July 29, 2006 and August 4, 2007, respectively.
     In July 2007, our Board of Directors declared a quarterly cash dividend of $0.06 per share payable on September 28, 2007 to shareholders of record at the close of business on September 18, 2007. The dividend payout is estimated to be approximately $3.2 million and is included in accrued expenses as of August 4, 2007.
5. Accounting For Derivative Instruments and Hedging
     In connection with our direct sourcing program, we may enter into purchase commitments that are denominated in a foreign currency (primarily the Euro). Our policy is to enter into foreign currency forward exchange contracts to minimize foreign currency exposure related to forecasted purchases of certain inventories. Under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), such contracts have been designated as and accounted for as cash flow hedges. The settlement terms of the forward contracts, including amount, currency and maturity, correspond with payment terms for the merchandise inventories. Any ineffective portion (arising from the change in the difference between the spot rate and the forward rate) of a hedge is reported in earnings immediately. At July 29, 2006, we had two contracts maturing in varying increments to purchase an aggregate notional amount of $0.8 million in foreign currency, maturing at various dates through September 2006. A $2 thousand gain was recognized from hedge ineffectiveness. As of August 4, 2007, we had no contracts outstanding.
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
6. Comprehensive Income and Supplemental Cash Flows
     Our comprehensive income is as follows (in thousands):

	For the Three Months		For the Six Months
	Ended		Ended
	July 29,	August 4,	July 29,	August 4,
	2006	2007	2006	2007
Net earnings	$35,621	$54,226	$64,477	$95,159
Change in derivative fair value, net of tax	3	—	22	—
Currency translation adjustments, net of tax	(1,141)	5,582	1,063	12,567

Comprehensive income	$34,483	$59,808	$65,562	$107,726

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     We paid cash during the first six months of 2006 of $4.0 million for interest and $42.6 million for income taxes, compared with $2.2 million for interest and $53.6 million for income taxes during the first six months of 2007. We had non-cash investing and financing activities resulting from the tax benefit recognized upon exercise of stock-based compensation of $2.1 million and $4.1 million for the first six months of 2006 and 2007, respectively. We had non-cash investing and financing activities resulting from the issuance of treasury stock to the employee stock ownership plan of $2.0 million and $2.5 million for the first six months of 2006 and 2007, respectively. We had non-cash investing and financing activities resulting from cash dividends declared of $2.7 million and $3.2 million for the first six months of 2006 and 2007, respectively.
     We had net assets acquired, net of cash, of $69.7 million in the six months ended August 4, 2007. The fair value of non-cash assets assumed was $144.5 million and the fair value of liabilities assumed was $74.7 million.
     We had capital expenditure purchases accrued in accounts payable and accrued expenses of approximately $5.1 million at August 4, 2007.
7. Goodwill and Other Intangible Assets
     Changes in the net carrying amount of goodwill for the year ended February 3, 2007 and for the six months ended August 4, 2007 are as follows (in thousands):

Balance January 28, 2006	$57,601
Translation adjustment	(734)

Balance, February 3, 2007	$56,867
Translation adjustment	2,911
Goodwill of acquired business	2,991

Balance, August 4, 2007	$62,769

     The goodwill of acquired business resulted from our April 9, 2007 acquisition of After Hours, a men’s formalwear chain in the United States with 509 stores operating under After Hours Formalwear and Mr. Tux store fronts. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The gross carrying amount and accumulated amortization of our other intangibles, which are included in other assets in the accompanying balance sheet, are as follows (in thousands):

	July 29,	August 4,	February 3,
	2006	2007	2007
Trademarks, tradenames and other intangibles	$9,916	$15,733	$9,316
Accumulated amortization	(4,528)	(5,382)	(4,418)

Net total	$5,388	$10,351	$4,898

     The pretax amortization expense associated with intangible assets totaled approximately $407,000 and $900,000 for the six months ended July 29, 2006 and August 4, 2007, respectively, and approximately $897,000 for the year ended February 3, 2007. Pretax amortization associated with intangible assets at August 4, 2007 is estimated to be $1.1 million for the remainder of fiscal year 2007, $2.1 million for fiscal year 2008, $1.9 million for fiscal year 2009, $1.4 million for fiscal year 2010 and $1.0 million for fiscal year 2011.
8. Long-Term Debt
     On December 21, 2005, we entered into an Amended and Restated Credit Agreement with a group of banks to amend and restate our revolving credit facility. On February 2, 2007, we entered into an Agreement and Amendment to the Credit Agreement effective as of January 31, 2007. The Amendment (i) extends the maturity date of the revolving credit facility under the Credit Agreement to February 11, 2012 and (ii) increases the total senior secured revolving credit facility under the Credit Agreement from $100.0 million to $200.0 million, which can be expanded to $250.0 million upon additional lender commitments. The Credit Agreement also provided our Canadian subsidiaries with a senior secured term loan used to fund the repatriation of US$74.7 million of Canadian earnings in January 2006 under the American Jobs Creation Act of 2004. The Canadian term loan matures on February 10, 2011. The Credit Agreement is secured by the stock of certain of the Company’s subsidiaries. The Credit Agreement has several borrowing and interest rate options including the following indices: (i) an alternate base rate (equal to the greater of the prime rate or the federal funds rate plus 0.5%) or (ii) LIBO rate or (iii) CDO rate. Advances under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin up to 1.125%. The Credit Agreement also provides for fees applicable to unused commitments ranging from 0.100% to 0.175%. The effective interest rate for the Canadian term loan was 5.3% at August 4, 2007. As of August 4, 2007, there were no borrowings outstanding under the revolving credit facility and there was US$82.0 million outstanding under the Canadian term loan.
     The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain certain financial ratios. The restrictive provisions in the Credit Agreement have been modified to afford us with greater operating flexibility than was provided for in our previous facility and to reflect an overall covenant structure that is generally representative of a commercial loan made to an investment-grade company. Our debt, however, is not rated, and we have not sought, and are not seeking, a rating of our debt. We were in compliance with the covenants in the Credit Agreement as of August 4, 2007.
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
     We utilize letters of credit primarily to secure inventory purchases. At August 4, 2007, letters of credit totaling approximately $15.0 million were issued and outstanding.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
9. Treasury Stock
     As of August 4, 2007, we had 16,117,760 shares held in treasury stock. A reconciliation of our treasury shares for the year ended February 3, 2007 and for the six months ended August 4, 2007 is provided below:

Treasury
Shares
Balance, January 28, 2006	14,169,241
Treasury stock issued to profit sharing plan	(68,564)
Purchases of treasury stock	1,134,000

Balance, February 3, 2007	15,234,677
Shares received in lieu of tax withholding payments	8,290
Treasury stock issued to profit sharing plan	(65,207)
Purchases of treasury stock	940,000

Balance, August 4, 2007	16,117,760

     In January 2006, the Board of Directors authorized a new $100.0 million share repurchase program of our common stock. This authorization superceded any remaining authorizations. At August 4, 2007, the remaining balance available under the January 2006 authorization was $15.7 million. In August 2007, the Company’s Board of Directors approved a replenishment of the Company’s share repurchase program to $100 million.
     The following table summarizes our treasury stock repurchases (in thousands, except share data and average price per share):

	For the Six Months Ended
	July 29,	August 4,
	2006	2007
Shares repurchased	369,400	940,000
Total costs	$11,512	$43,965
Average price per share	$31.16	$46.77

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
10. Stock-Based Compensation Plans
     Stock Plans
     We have adopted the 1996 Long-Term Incentive Plan (formerly known as the 1996 Stock Option Plan) which, as amended, provides for an aggregate of up to 2,775,000 shares of our common stock (or the fair market value there of) with respect to which stock options, stock appreciation rights, restricted stock, deferred stock units and performance based awards may be granted to full-time key employees (excluding certain officers); the 1998 Key Employee Stock Option Plan which, as amended, provides for the grant of options to purchase up to 3,150,000 shares of our common stock to full-time key employees (excluding certain officers); and the 2004 Long-Term Incentive Plan which provides for an aggregate of up to 900,000 shares of our common stock (or the fair market value there of) with respect to which stock options, stock appreciation rights, restricted stock, deferred stock units and performance based awards may be granted to full-time key employees. Each of the plans will expire at the end of ten years following the effective date of such plan unless extended by amendment; no awards may be granted pursuant to the plans after the expiration date. The 1996 Plan will expire March 29, 2014, ten years following its amended and restated effective date. In fiscal 1992, we also adopted a Non-Employee Director Stock Option Plan which, as amended, provides for an aggregate of up to 251,250 shares of our common stock with respect to which stock options, stock appreciation rights or restricted stock awards may be granted to non-employee directors of the Company. In fiscal 2001, the Director Plan’s termination date was extended to February 23, 2012. Options granted under these plans must be exercised within ten years of the date of grant.
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
     Stock Options
     The following table summarizes stock option activity for the six months ended August 4, 2007:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value (000’s)
Outstanding at February 3, 2007	1,434,016	$15.81
Granted	1,500	47.18
Exercised	(293,608)	15.66
Forfeited or expired	(108,673)	21.76
Outstanding at August 4, 2007	1,033,235	$15.28	5.1 years	$33,480

Exercisable at August 4, 2007	436,244	$14.95	4.3 years	$14,277

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     No stock options were granted during the six months ended July 29, 2006. For the six months ended August 4, 2007, 1,500 stock options were granted, at a weighted-average fair value of $19.43. The fair value of the options is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for grants during the six months ended August 4, 2007: expected volatility of 40.37%, risk-free interest rates (U.S. Treasury five year notes) of 4.63%, dividend yield of 0.46% and an expected life of five years. The total intrinsic value of options exercised during the six months ended July 29, 2006 and August 4, 2007 was $5.1 million and $9.4 million, respectively. As of August 4, 2007, we have unrecognized compensation expense related to nonvested stock options of approximately $2.8 million which is expected to be recognized over a weighted average period of 2.8 years.
     Restricted Stock and Deferred Stock Units
     The following table summarizes restricted stock and deferred stock unit activity for the six months ended August 4, 2007:

		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at February 3, 2007	513,702	$28.69
Granted	100,664	47.19
Vested	(143,647)	29.55
Forfeited	(5,914)	36.49

Nonvested at August 4, 2007	464,805	$33.45

     For the six months ended July 29, 2006, we granted 79,852 deferred stock units at a weighted-average grant date fair value of $35.31. For the six months ended August 4, 2007, we granted 100,664 restricted stock and deferred stock units at a weighted-average grant date fair value of $47.19. As of August 4, 2007, we have unrecognized compensation expense related to nonvested restricted stock and deferred stock units of approximately $10.7 million which is expected to be recognized over a weighted average period of 2.3 years. The total fair value of shares vested during the six months ended July 29, 2006 and August 4, 2007 was $2.3 million and $6.4 million, respectively. During the six months ended August 4, 2007, 19,360 restricted stock shares vested and 1,500 restricted stock shares were granted at an average grant price of $47.18. No shares of restricted stock were forfeited during the six months ended August 4, 2007. At August 4, 2007, there were total nonvested shares of 464,805, including 87,940 nonvested restricted stock shares.
     Employee Stock Purchase Plan
     In 1998, we adopted an Employee Stock Discount Plan which allows employees to authorize after-tax payroll deductions to be used for the purchase of up to 2,137,500 shares of our common stock at 85% of the lesser of the fair market value on the first day of the offering period or the fair market value on the last day of the offering period. We make no contributions to this plan but pay all brokerage, service and other costs incurred. Effective for offering periods beginning July 1, 2002, the plan was amended so that a participant may not purchase more than 125 shares during any calendar quarter.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     During the six months ended July 29, 2006, employees purchased 32,011 shares under the ESDP, the weighted-average fair value of which was $25.98 per share. During the six months ended August 4, 2007, employees purchased 28,360 shares under the ESDP, the weighted-average fair value of which was $36.10 per share. We recognized approximately $0.4 million of stock-based compensation expense related to the ESDP for the six months ended July 29, 2006 and August 4, 2007, respectively. As of August 4, 2007, 1,502,256 shares were reserved for future issuance under the ESDP.
11. Legal Matters
     We are involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of our business. Management believes that none of these matters will have a material adverse effect on our financial position, results of operations or cash flows.
12. Supplemental Sales Information (in thousands)

	For the Three Months Ended		For the Six Months Ended
	July 29,	August 4,	July 29,	August 4,
	2006	2007	2006	2007
Net sales:
Men’s tailored clothing product	$202,748	$209,092	$406,792	$417,816
Men’s non-tailored clothing product	167,612	174,099	327,680	345,922
Other clothing product	16,570	19,388	34,878	42,381

Total clothing product	386,930	402,579	769,350	806,119

Tuxedo rentals	44,719	134,570	69,915	194,430
Alteration services	24,316	26,871	46,706	54,119
Retail dry cleaning services	4,622	5,326	9,180	10,796

Total tuxedo rental, alteration and other services	73,657	166,767	125,801	259,345

Total net sales	$460,587	$569,346	$895,151	$1,065,464

Net sales by brand:
MW (including After Hours from April 10, 2007)	$291,043	$386,730	$579,188	$718,989
K&G	98,269	101,215	198,309	211,185
Moores	64,951	72,848	105,156	118,100
Other	6,324	8,553	12,498	17,190

	$460,587	$569,346	$895,151	$1,065,464

     Other clothing product net sales consist primarily of ladies’ clothing and corporate uniform sales. Other net sales by brand include retail dry cleaning services and corporate uniform sales.

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
     The following table presents information with respect to retail apparel stores in operation during each of the respective fiscal periods:

	For the Three Months		For the Six Months		For the Year
	Ended		Ended		Ended
	July 29,	August 4,	July 29,	August 4,	February 3,
	2006	2007	2006	2007	2007
Stores open at beginning of period:	725	1,267	719	752	719
Opened	12	11	18	20	35
Acquired	—	—	—	509	—
Closed	(2)	(9)	(2)	(12)	(2)

Stores open at end of period	735	1,269	735	1,269	752

Stores open at end of period:
U.S. —
Men’s Wearhouse	534	553	534	553	543
After Hours (acquired)	—	500	—	500	—
K&G	85	100	85	100	93

	619	1,153	619	1,153	636

Canada —
Moores	116	116	116	116	116

	735	1,269	735	1,269	752

     On April 9, 2007, we completed the acquisition of After Hours, a men’s formalwear chain in the United States with 509 stores operating under After Hours Formalwear and Mr. Tux store fronts. As a result of the acquisition of After Hours, the condensed consolidated statement of earnings and condensed consolidated statement of cash flows for the six months ended August 4, 2007 include the results of operations and cash flows, respectively, of After Hours beginning April 10, 2007. In addition, the condensed consolidated balance sheet as of August 4, 2007 includes preliminary estimates of the fair values of the assets acquired and liabilities assumed as of the acquisition date for After Hours. After Hours has a preferred relationship with David’s Bridal, Inc., the nation’s largest bridal retailer. This preferred relationship also includes all Men’s Wearhouse tuxedo operations. We expect to rebrand the After Hours operations and to realize future cost synergies resulting from the consolidation of central functions, division integrations and the adoption of best practices across the combined operations during fiscal 2007.
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

     As of August 4, 2007, we are operating 34 retail dry cleaning and laundry facilities in the Houston, Texas area. We may open or acquire additional facilities on a limited basis in 2007 as we continue to test market and evaluate the feasibility of developing a national retail dry cleaning and laundry line of business. In addition, we continue to pursue our corporate apparel and uniform program by entering into contracts to provide corporate uniforms to our customers’ workforces. As of August 4, 2007, we are servicing approximately eight contract customers.
Results of Operations
Three Months Ended July 29, 2006 and August 4, 2007
     The Company’s net sales increased $108.8 million, or 23.6%, to $569.3 million for the quarter ended August 4, 2007 due mainly to a $15.6 million increase in clothing product sales, a $2.6 million increase in alteration service revenues and an $89.9 million increase in tuxedo rental revenues. The $108.8 million increase in net sales is attributable to the following:

( in millions)	Amount Attributed to

$87.6	Increase in net sales from acquired After Hours stores.
(0.2)	Decrease from net sales of stores opened in 2006, relocated stores and expanded stores not yet included in comparable sales.
4.9	Increase from alteration and other sales.
9.1	1.1% increase and 8.4% increase in comparable sales for US and Canadian stores, respectively, in the second quarter of 2007 compared to the second quarter of 2006.
5.5	Net sales from 11 new stores opened in 2007.
(0.9)	Closed stores.
2.8	Effect of exchange rate changes.
$108.8	Total
     Our Men’s Wearhouse comparable store sales (which are calculated by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period) increased 3.7%, while our K&G comparable store sales decreased 6.9%. Our Men’s Wearhouse comparable store sales increased due to a slight increase in traffic levels and continued growth in our tuxedo rental business. The decrease in K&G comparable store sales was due mainly to a decrease in traffic levels and the cannibalization effect from the opening of new stores. In Canada, comparable store sales increased 8.4% primarily as a result of increased traffic levels, an improved average ticket and continued growth in our tuxedo rental business. As a percentage of total revenues, combined U.S. and Canadian tuxedo rental revenues increased from 9.7% in the second quarter of 2006 to 23.6% in the second quarter of 2007. Our condensed consolidated financial statements include tuxedo rental revenues of $82.5 million from After Hours since the acquisition date of April 9, 2007.
     Gross margin increased 37.9% from the same prior year quarter to $274.5 million in the second quarter of 2007. As a percentage of sales, gross margin increased from 43.2% in the second quarter of 2006 to 48.2% in the second quarter of 2007. This increase in gross margin percentage resulted mainly from improvements in merchandise margins related to lower product costs and continued growth in our tuxedo rental business, including our acquisition of After Hours effective April 9, 2007. Our tuxedo rental business carries a higher gross margin impact than that of our traditional businesses. The increase in the gross margin percentage was partially offset by an increase in occupancy cost, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, from the second quarter of 2006 to the second quarter of 2007. On an absolute dollar basis, occupancy costs increased by 33.6% from second quarter of 2006 to the second quarter of 2007 due mainly to our acquisition of After Hours, higher rent expense from our increased store count and renewals of existing leases at higher rates. In addition, the increase in the gross margin percentage was partially offset by a $3.2 million charge due to the elimination of under performing tuxedo rental styles as a result of our strategy to establish a global merchandising assortment for the combined tuxedo rental operations of After Hours and Men’s Wearhouse.

     Selling, general and administrative expenses increased to $191.8 million in the second quarter of 2007 from $143.5 million in the second quarter of 2006, an increase of $48.3 million or 33.6%. As a percentage of sales, these expenses increased from 31.2% in the second quarter of 2006 to 33.7% in the second quarter of 2007. The components of this 2.5% net increase in SG&A expenses as a percentage of net sales were as follows:

%	Attributed to

(0.3)
Decrease in advertising expense as a percentage of sales from 3.0% in the second quarter of 2006 to 2.7% in the second quarter of 2007. On an absolute dollar basis, advertising expense increased $1.6 million.

0.9
Increase in store salaries as a percentage of sales from 12.6% in the second quarter of 2006 to 13.5% in the second quarter of 2007. Store salaries on an absolute dollar basis increased $18.6 million primarily due to salary expense associated with After Hours and increased commissions associated with higher sales and increased base salaries.

1.9
Increase in other SG&A expenses as a percentage of sales from 15.6% in the second quarter of 2006 to 17.5% in the second quarter of 2007. On an absolute dollar basis, other SG&A expenses increased $28.0 million primarily due to expenses associated with After Hours, continued growth in our tuxedo rental business, increase in base salaries and increased warehouse and administrative occupancy costs, partially offset by the receipt of proceeds of business interruption insurance related to store closings in prior periods.

2.5%	Total
     Interest expense decreased from $2.3 million in the second quarter of 2006 to $1.1 million in the second quarter of 2007 while interest income decreased from $2.8 million in the second quarter of 2006 to $1.7 million in the second quarter of 2007. Weighted average borrowings outstanding decreased from $206.4 million in the second quarter of 2006 to $82.0 million in the second quarter of 2007, and the weighted average interest rate on outstanding indebtedness increased from 3.8% to 5.2%. The decrease in weighted average borrowings and the increase in the weighted average interest rate is due to our election to redeem our $130.0 million 3.125% Convertible Senior Notes due 2023 in the fourth quarter of 2006. For additional information regarding the redemption of our Notes, refer to Note 8 of Notes to Condensed Consolidated Financial Statements and the “Liquidity and Capital Resources” discussion herein. The decrease in interest income primarily relates to decreases in our average cash and short-term investment balances.
     Our effective income tax rate was 36.5% for the second quarter of 2006 and 34.8% for the second quarter of 2007. The effective tax rate in 2007 was lower than the statutory U.S. federal rate of 35% primarily due to favorable developments on certain income tax matters.
     These factors resulted in net earnings of $54.2 million or 9.5% of net sales for the second quarter of 2007, compared with net earnings of $35.6 million or 7.7% of net sales for the second quarter of 2006.

Six Months Ended July 29, 2006 and August 4, 2007
     The Company’s net sales increased $170.3 million, or 19.0%, to $1,065.5 million for the six months ended August 4, 2007 due mainly to a $36.8 million increase in clothing product sales, a $7.4 million increase in alteration service revenues and a $124.5 million increase in tuxedo rental revenues. The $170.3 million increase in net sales is attributable to the following:

( in millions)	Amount Attributed to

$116.1	Increase in net sales from acquired After Hours stores.
27.5	Increase from net sales of stores opened in 2006, relocated stores and expanded stores not yet included in comparable sales.
12.2	Increase from alteration and other sales.
6.7	(0.1)% decrease and 7.3% increase in comparable sales for US and Canadian stores, respectively, for the six months ended August 4, 2007
7.4	Net sales from 20 new stores opened in 2007.
(2.3)	Closed stores.
2.7	Effect of exchange rate changes.
$170.3	Total
     Our Men’s Wearhouse comparable store sales increased 2.0%, while our K&G comparable store sales decreased 6.6%. Our Men’s Wearhouse comparable store sales increased due to a slight increase in traffic levels and continued growth in our tuxedo rental business. The decrease in K&G comparable store sales was due mainly to a decrease in traffic levels and the cannibalization effect from opening new stores. In Canada, comparable store sales increased 7.3% primarily as a result of increased traffic levels, an improved average ticket and continued growth in our tuxedo rental business. As a percentage of total revenues, combined U.S. and Canadian tuxedo rental revenues increased from 7.8% in the first six months of 2006 to 18.2% in the first six months of 2007. Our condensed consolidated financial statements include tuxedo rental revenues of $108.5 million from After Hours since the acquisition date of April 9, 2007.
     Gross margin increased $118.8 million or 31.1% over the same prior year period to $500.8 million for the first six months of 2007. As a percentage of sales, gross margin increased from 42.7% in the first six months of 2006 to 47.0% in the first six months of 2007. This increase in gross margin percentage resulted mainly from improvements in merchandise margins related to lower product costs and continued growth in our tuxedo rental business, including our acquisition of After Hours effective April 9, 2007. Our tuxedo rental business carries a higher gross margin impact than our traditional businesses. The increase in the gross margin percentage was partially offset by an increase in occupancy cost, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, from the first six months of 2006 to the first six months of 2007. On an absolute dollar basis, occupancy costs increased by 25.1% from first six months of 2006 to the first six months of 2007 due mainly to our acquisition of After Hours, higher rent expense from our increased store count and renewals of existing leases at higher rates. In addition, the increase in the gross margin percentage was partially offset by a $3.2 million charge due to the elimination of under performing tuxedo rental styles as a result of our strategy to establish a global merchandising assortment for the combined tuxedo rental operations of After Hours and Men’s Wearhouse.

     Selling, general and administrative expenses increased to $352.8 million in the first six months of 2007 from $280.0 million in the first six months of 2006, an increase of $72.9 million or 26.0%. As a percentage of sales, these expenses increased from 31.3% in the first six months of 2006 to 33.1% in the first six months of 2007. The components of this 1.8% net increase in SG&A expenses as a percentage of net sales were as follows:

%	Attributed to

(0.3)
Decrease in advertising expense as a percentage of sales from 3.4% in the first six months of 2006 to 3.1% in the first six months of 2007. On an absolute dollar basis, advertising expense increased $2.6 million.

0.6
Increase in store salaries as a percentage of sales from 12.6% in the first six months of 2006 to 13.2% in the first six months of 2007. Store salaries on an absolute dollar basis increased $28.3 million primarily due to salary expense associated with After Hours and increased commissions associated with higher sales and increased base salaries.

1.5
Increase in other SG&A expenses as a percentage of sales from 15.3% in the first six months of 2006 to 16.8% in the first six months of 2007. On an absolute dollar basis, other SG&A expenses increased $42.0 million primarily due to expenses associated with After Hours, continued growth in our tuxedo rental business, increased base salaries and increased warehouse and administrative occupancy costs, partially offset by the receipt of proceeds of business interruption insurance related to store closings in prior periods.

1.8%	Total
     Interest expense decreased from $4.5 million in the first six months of 2006 to $2.2 million in the first six months of 2007 while interest income decreased from $4.8 million in the first six months of 2006 to $3.3 million in the first six months of 2007. Weighted average borrowings outstanding decreased from $206.4 million in the first six months of 2006 to $82.0 million in the first six months of 2007, and the weighted average interest rate on outstanding indebtedness increased from 3.8% to 5.1%. The decrease in weighted average borrowings and the increase in the weighted average interest rate is due to our election to redeem our $130.0 million 3.125% Convertible Senior Notes due 2023 in the fourth quarter of 2006. For additional information regarding the redemption of our Notes, refer to Note 8 of Notes to Condensed Consolidated Financial Statements and the “Liquidity and Capital Resources” discussion herein. The decrease in interest income primarily relates to decreases in our average cash and short-term investment balances.
     Our effective income tax rate was 37.0% for the first six months of 2006 and 36.1% for the first six months of 2007. The effective tax rate in 2007 was higher than the statutory U.S. federal rate of 35% primarily due to the effect of state income taxes, offset by favorable developments in certain outstanding income tax matters in the second quarter of 2007.
     These factors resulted in net earnings of $95.2 million or 8.9% of net sales for the first six months of 2007, compared with net earnings of $64.5 million or 7.2% of net sales for the first six months of 2006.

Liquidity and Capital Resources
     On December 21, 2005, we entered into an Amended and Restated Credit Agreement with a group of banks to amend and restate our revolving credit facility. On February 2, 2007, we entered into an Agreement and Amendment to the Credit Agreement effective as of January 31, 2007. The Amendment (i) extends the maturity date of the revolving credit facility under the Credit Agreement to February 11, 2012 and (ii) increases the total senior secured revolving credit facility under the Credit Agreement from $100.0 million to $200.0 million, which can be expanded to $250.0 million upon additional lender commitments. The Credit Agreement also provided our Canadian subsidiaries with a senior secured term loan used to fund the repatriation of US$74.7 million of Canadian earnings in January 2006 under the American Jobs Creation Act of 2004. The Canadian term loan matures on February 10, 2011. The Credit Agreement is secured by the stock of certain of the Company’s subsidiaries. The Credit Agreement has several borrowing and interest rate options including the following indices: (i) an alternate base rate (equal to the greater of the prime rate or the federal funds rate plus 0.5%) or (ii) LIBO rate or (iii) CDO rate. Advances under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin up to 1.125%. The Credit Agreement also provides for fees applicable to unused commitments ranging from 0.100% to 0.175%. The effective interest rate for the Canadian term loan was 5.3% at August 4, 2007. As of August 4, 2007, there were no borrowings outstanding under the revolving credit facility and there was US$82.0 million outstanding under the Canadian term loan.
     The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain certain financial ratios. The restrictive provisions in the Credit Agreement have been modified to afford us with greater operating flexibility than was provided for in our previous facility and to reflect an overall covenant structure that is generally representative of a commercial loan made to an investment-grade company. Our debt, however, is not rated, and we have not sought, and are not seeking, a rating of our debt. We were in compliance with the covenants in the Credit Agreement as of August 4, 2007.
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
     We utilize letters of credit primarily to secure inventory purchases. At August 4, 2007, letters of credit totaling approximately $15.0 million were issued and outstanding.
     A quarterly cash dividend of $0.05 per share was paid during each of quarters ended April 29, 2006, July 29, 2006 and May 5, 2007. A quarterly cash dividend of $0.06 per share was paid during the quarter ended August 4, 2007. Cash dividends paid were approximately $5.4 and $6.0 million during the six months ended July 29, 2006 and August 4, 2007, respectively.
     In July 2007, our Board of Directors declared a quarterly cash dividend of $0.06 per share payable on September 28, 2007 to shareholders of record at close of business on September 18, 2007. The dividend payout is estimated to be approximately $3.2 million and is included in accrued expenses as of August 4, 2007.
     On April 9, 2007, we completed the acquisition of After Hours, a men’s formalwear chain in the United States with 509 stores operating under After Hours Formalwear and Mr. Tux store fronts. As a result of the acquisition of After Hours, the condensed consolidated statement of earnings and condensed consolidated statement of cash flows for the quarter ended August 4, 2007 include the results of operations and cash flows, respectively, of After Hours beginning April 10, 2007. In addition, the condensed consolidated balance sheet as of August 4, 2007 includes preliminary estimates of the fair values of the assets acquired and liabilities assumed as of the acquisition date for After Hours. After Hours has a preferred relationship with David’s Bridal, Inc., the nation’s largest bridal retailer. This preferred relationship also includes all Men’s Wearhouse tuxedo operations. We expect to rebrand the After Hours operations and to realize future cost synergies resulting from the consolidation of central functions, division integrations and the adoption of best practices across the combined operations during fiscal 2007.
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
     Our primary sources of working capital are cash flow from operations and borrowings under the Credit Agreement. We had working capital of $433.1 million at August 4, 2007, which is down from $454.7 million at February 3, 2007 and $543.1 million at July 29, 2006. Historically, our working capital has been at its lowest level in January and February, and has increased through November as inventory buildup occurs in preparation for the fourth quarter selling season. The $21.6 million decrease in working capital at August 4, 2007 compared to February 3, 2007 resulted primarily from the acquisition of After Hours and the purchase of treasury stock.

     Our operating activities provided net cash of $22.6 million during the first six months of 2006, due mainly to net earnings, adjusted for non-cash charges, offset by increases in inventories and tuxedo rental product and a decrease in payables and accrued expenses. During the first six months of 2007, our operating activities provided net cash of $111.7 million, due mainly to net earnings, adjusted for non-cash charges, offset by increases in tuxedo rental product and a decrease in payables and accrued expenses. The increase in tuxedo rental product in the first six months of 2006 and 2007 is due to purchases of this product to support the continued growth in our tuxedo rental business. Accounts payable and accrued expenses decreased in the first six months of 2006 and 2007 due mainly to the timing of vendor payments, the payment of bonuses and the contribution to the employee stock ownership plan. Inventories increased in the first six months of 2006 due mainly to seasonal inventory buildup and an increase in selling square footage. The decrease in income taxes payable in the first six months of 2007 was due primarily to favorable developments on certain outstanding income tax matters.
     Our investing activities used net cash of $132.5 million for the first six months of 2006 due mainly to capital expenditures of $24.8 million and net purchases of short-term investments of $107.1 million. During the first six months of 2007, our investing activities used net cash of $170.6 million due mainly to our acquisition of After Hours on April 9, 2007 for $69.7 million, capital expenditures of $52.7 million and net purchases of short-term investments of $49.7 million. Short-term investments consist of auction rate securities which represent funds available for current operations. These securities have stated maturities beyond three months but are priced and traded as short-term instruments due to the liquidity provided through the interest rate mechanism of 7 to 35 days. As of August 4, 2007, we held short-term investments of $49.7 million. Our capital expenditures relate to costs incurred for stores opened, remodeled or relocated during the period or under construction at the end of the period, distribution facility additions and infrastructure technology investments.
     Our financing activities used net cash of $11.2 million and $43.2 million for the first six months of 2006 and 2007, respectively. Cash used in financing activities was due mainly to the purchase of treasury stock and a payment of cash dividends, partially offset by proceeds from the issuance of common stock and excess tax benefits in connection with stock based compensation.
     In January 2006, the Board of Directors authorized a new $100.0 million share repurchase program of our common stock. This authorization superceded any remaining previous authorizations. As of July 29, 2006, a total of 369,400 shares at a cost of $11.5 million were purchased in open market transactions under this program at an average price per share of $31.16. During the first six months of 2007, 940,000 shares at a cost of $44.0 million were purchased in open market transactions under the January 2006 authorization at an average price of $46.77. At August 4, 2007, the remaining balance available under the January 2006 authorization was $15.7 million.
     In August 2007, the Company’s Board of Directors approved a replenishment of the Company’s share repurchase program to $100 million.
     We anticipate that our existing cash and cash flow from operations, supplemented by borrowings under our Credit Agreement, will be sufficient to fund the planned store openings, other capital expenditures and operating cash requirements for at least the next 12 months.
     As substantially all of our cash is held by two financial institutions, we are exposed to risk of loss in the event of failure of any of these parties. However, due to the creditworthiness of these financial institutions, we anticipate full performance and access to our deposits and liquid investments.
     In connection with our direct sourcing program, we may enter into purchase commitments that are denominated in a foreign currency (primarily the Euro). We generally enter into forward exchange contracts to reduce the risk of currency fluctuations related to such commitments. We may also be exposed to market risk as a result of changes in foreign exchange rates. This market risk should be substantially offset by changes in the valuation of the underlying transactions. As of August 4, 2007, we had no contracts outstanding.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are subject to exposure from fluctuations in U.S. dollar/Euro exchange rates and the Canadian dollar/Euro exchange rates. As further described in Note 5 of Notes to Condensed Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”, we utilize foreign currency forward exchange contracts to limit exposure to changes in currency exchange rates. At July 29, 2006, we had two contracts maturing in varying increments to purchase an aggregate notional amount of $0.8 million in foreign currency, maturing at various dates through September 2006. As of August 4, 2007, we had no contracts outstanding.
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
     We are also subject to market risk from our Canadian term loan of US$82.0 million at August 4, 2007, which bears interest at CDO rate plus an applicable margin (see Note 8 of Notes to Condensed Consolidated Financial Statements). An increase in market interest rates would increase our interest expense and our cash requirements for interest payments. For example, an average increase of 0.5% in the variable interest rate would increase our interest expense and payments by approximately $0.4 million.
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the fiscal quarter ended August 4, 2007. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended August 4, 2007 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Changes in Internal Controls over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended August 4, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (c) The following table presents information with respect to purchases of common stock of the Company made during the quarter ended August 4, 2007 as defined by Rule 10b-18(a)(3) under the Exchange Act:

(c)
			Total	(d)
			Number of	Approximate
			Shares	Dollar Value of
			Purchased	Shares that
			as Part of	May Yet Be
	(a)	(b)	Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased	Per Share	Programs	Programs
(In thousands)
May 6, 2007 through June 2, 2007	55,900	$43.78	55,900	$37,974

June 3, 2007 through July 7, 2007	—	—	—	$37,974

July 8, 2007 through August 4, 2007	440,000	$50.52	440,000	$15,746

Total	495,900	$49.76	495,900	$15,746

     In August 2007, the Company’s Board of Directors approved a replenishment of the Company’s share repurchase program to $100.0 million.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On June 13, 2007, the Company held its Annual Meeting of Shareholders. At the meeting, the shareholders voted on the election of eight directors of the Company to hold office until the next Annual Meeting of Shareholders or until their respective successors are duly elected and qualified. The eight nominees of the Board of Directors of the Company were elected at the meeting. The numbers of votes cast for and withheld as to each director nominee are as follows:

	Votes For	Votes Withheld
George Zimmer	49,137,500	1,081,459

David H. Edwab	48,766,926	1,452,033

Rinaldo S. Brutoco	49,322,821	896,138

Michael L. Ray, Ph.D.	49,492,213	726,746

Sheldon I. Stein	49,497,064	721,895

Deepak Chopra, M.D.	24,501,407	25,717,552

William B. Sechrest	47,724,435	2,494,524

Larry R. Katzen	49,773,696	445,263

ITEM 6 — EXHIBITS
(a) Exhibits.

Exhibit
Number		Exhibit Index

31.1	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

31.2	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).

32.1	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

32.2	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, The Men’s Wearhouse, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 13, 2007		THE MEN’S WEARHOUSE, INC.

	By	/s/ NEILL P. DAVIS
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