Form 10-Q
period 2007-11-03
MENS WEARHOUSE INC
filed 2007-12-13
CIK 884217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 3, 2007
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
     The number of shares of common stock of the Registrant, par value $.01 per share, outstanding at December 10, 2007 was 52,349,753 excluding 17,154,460 shares classified as Treasury Stock.

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
PART I. FINANCIAL INFORMATION
ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GENERAL INFORMATION
     The condensed consolidated financial statements herein include the accounts of The Men’s Wearhouse, Inc. and its subsidiaries and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. As applicable under such regulations, certain information and footnote disclosures have been condensed or omitted. We believe that the presentation and disclosures herein are adequate to make the information not misleading, and the condensed consolidated financial statements reflect all elimination entries and normal adjustments which are necessary for a fair statement of the results for the three and nine months ended October 28, 2006 and November 3, 2007.
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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 28,	November 3,	February 3,
	2006	2007	2007
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$75,093	$102,531	$179,694
Short-term investments	180,275	—	—
Accounts receivable, net	17,671	24,118	17,018
Inventories	481,885	515,917	448,586
Other current assets	36,164	69,217	35,531

Total current assets	791,088	711,783	680,829

PROPERTY AND EQUIPMENT, net	277,510	392,917	289,640

TUXEDO RENTAL PRODUCT, net	57,542	71,120	57,565
GOODWILL	58,261	73,674	56,867
OTHER ASSETS, net	14,044	23,204	12,051

TOTAL	$1,198,445	$1,272,698	$1,096,952

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$121,105	$131,543	$111,213
Accrued expenses	78,691	123,214	95,249
Income taxes payable	18,699	19,425	19,676

Total current liabilities	218,495	274,182	226,138

LONG-TERM DEBT	207,310	92,595	72,967

DEFERRED TAXES AND OTHER LIABILITIES	49,216	68,294	44,075

Total liabilities	475,021	435,071	343,180

COMMITMENTS AND CONTINGENCIES (Note 8 and Note 11)

SHAREHOLDERS’ EQUITY:
Preferred stock	—	—	—
Common stock	676	695	691
Capital in excess of par	271,030	301,690	286,120
Retained earnings	702,828	868,968	752,361
Accumulated other comprehensive income	29,009	51,929	23,496

Total	1,003,543	1,223,282	1,062,668

Treasury stock, at cost	(280,119)	(385,655)	(308,896)

Total shareholders’ equity	723,424	837,627	753,772

TOTAL	$1,198,445	$1,272,698	$1,096,952

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 28,	November 3,	October 28,	November 3,
	2006	2007	2006	2007
Net sales:
Clothing product	$366,409	$384,164	$1,135,759	$1,190,282
Tuxedo rental, alteration and other services	63,659	127,972	189,460	387,318

Total net sales	430,068	512,136	1,325,219	1,577,600

Cost of sales:
Clothing product, including buying and distribution costs	162,795	159,204	517,564	512,360
Tuxedo rental, alteration and other services	28,696	41,324	86,063	126,418
Occupancy costs	53,199	71,137	154,262	197,580

Total cost of sales	244,690	271,665	757,889	836,358

Gross margin	185,378	240,471	567,330	741,242

Selling, general and administrative expenses	136,610	181,307	416,580	534,139

Operating income	48,768	59,164	150,750	207,103

Interest income	(2,461)	(1,352)	(7,249)	(4,655)
Interest expense	2,346	1,304	6,826	3,513

Earnings before income taxes	48,883	59,212	151,173	208,245

Provision for income taxes	17,109	22,145	54,922	76,019

Net earnings	$31,774	$37,067	$96,251	$132,226

Net earnings per share:
Basic	$0.60	$0.70	$1.81	$2.47

Diluted	$0.58	$0.69	$1.76	$2.44

Weighted average common shares outstanding:
Basic	53,098	53,141	53,163	53,614

Diluted	54,903	53,775	54,715	54,284

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	For the Nine Months Ended
	October 28,	November 3,
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$96,251	$132,226
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	45,191	57,293
Tuxedo rental product amortization	14,627	36,976
Loss on disposition of assets	1,325	13
Deferred rent expense	1,180	1,374
Stock-based compensation	5,139	6,071
Deferred tax provision (benefit)	(4,873)	529
Increase in accounts receivable	(797)	(2,205)
Increase in inventories	(63,578)	(43,825)
Increase in tuxedo rental product	(19,155)	(17,525)
Increase in other assets	(2,687)	(2,630)
Decrease in accounts payable and accrued expenses	(20,642)	(21,157)
Decrease in income taxes payable	(1,288)	(2,968)
Increase (decrease) in other liabilities	120	(1,088)

Net cash provided by operating activities	50,813	143,084

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(47,552)	(90,394)
Net assets acquired, net of cash	—	(68,253)
Purchases of available-for-sale investments	(197,920)	(277,480)
Proceeds from sales of available-for-sale investments	80,420	277,480
Investment in trademarks, tradenames and other assets	(913)	(91)

Net cash used in investing activities	(165,965)	(158,738)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	7,583	6,323
Deferred financing costs	(100)	—
Cash dividends paid	(8,072)	(9,186)
Tax payments related to vested restricted stock and deferred stock units	(670)	(2,207)
Excess tax benefits from stock-based compensation	1,931	3,402
Purchase of treasury stock	(11,512)	(78,080)

Net cash used in financing activities	(10,840)	(79,748)

Effect of exchange rate changes	859	18,239

DECREASE IN CASH AND CASH EQUIVALENTS	(125,133)	(77,163)
Balance at beginning of period	200,226	179,694

Balance at end of period	$75,093	$102,531

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
     Stock Based Compensation — Compensation cost resulting from all share-based payment transactions is recognized in the financial statements. The amount of compensation cost is measured based on the grant-date fair value of the instrument issued and is recognized over the vesting period. Stock-based compensation expense recognized for the nine months ended October 28, 2006 and November 3, 2007 was $5.1 million and $6.1 million, respectively. Excess tax benefits realized from the exercise of stock-based compensation was $1.9 million and $3.4 million for the nine months ended October 28, 2006 and November 3, 2007, respectively. Refer to Note 10 for additional disclosures regarding stock-based compensation.
     Recently Issued Accounting Pronouncements — In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are to be accounted for as an adjustment to the beginning balance of retained earnings. We adopted the provisions of FIN 48 at the beginning of fiscal 2007 and recognized a $1.1 million increase to our reserve for uncertain tax positions. The increase is recorded as a cumulative effect adjustment to retained earnings. At the adoption date of February 4, 2007, we had $17.5 million of unrecognized tax benefits, $12.6 million of which would affect the effective tax rate if recognized. During the quarter ended August 4, 2007, we concluded certain income tax audits and recognized $2.8 million of previously unrecognized tax benefits, $1.4 million of which was accrued interest. The amount of the recognized benefit that affected the effective tax rate was $2.3 million. During the quarter ended November 3, 2007, we did not have any material changes to its uncertain tax positions.
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
     In June 2006, the EITF ratified its conclusion on EITF No. 06-03, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation),” (“EITF 06-03”). EITF 06-03 concluded that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer such as sales, use, value added and certain excise taxes is an accounting policy decision that should be disclosed in a Company’s financial statements. Additionally, companies that record such taxes on a gross basis should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The adoption of EITF 06-03 at the beginning of fiscal 2007 had no effect on our financial position, results of operations or cash flows.
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
     In June 2007, the EITF ratified its conclusion on EITF Issue No. 06-11 “Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. We are currently evaluating the impact that the adoption of EITF 06-11 will have on our financial position, results of operation and cash flows
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how a company recognizes assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at fair value at the acquisition date. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effect of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact that the adoption of SFAS 141R will have on our financial position, results of operation and cash flows.
     In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interest of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of SFAS 160 to have any impact on our financial position, results of operation or cash flows.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
2. Acquisition
     On April 9, 2007, we completed the acquisition of After Hours Formalwear, Inc (“After Hours”), a men’s formalwear chain in the United States with 509 stores operating under After Hours Formalwear and Mr. Tux store fronts. As a result of the acquisition of After Hours, the condensed consolidated statement of earnings and condensed consolidated statement of cash flows for the nine months ended November 3, 2007 include the results of operations and cash flows, respectively, of After Hours beginning April 10, 2007. In addition, the condensed consolidated balance sheet as of November 3, 2007 includes preliminary estimates of the fair values of the assets acquired and liabilities assumed as of the acquisition date for After Hours. After Hours has a preferred relationship with David’s Bridal, Inc., the nation’s largest bridal retailer. This preferred relationship also includes all Men’s Wearhouse tuxedo operations. We expect to rebrand the After Hours operations and to realize future cost synergies resulting from the consolidation of central functions, division integrations and the adoption of best practices across the combined operations during fiscal 2007.
     Under the terms of the stock purchase agreement, we acquired all of the outstanding stock of After Hours from Federated Department Stores, Inc. in exchange for an aggregate purchase price of $100.0 million, adjusted for certain items, primarily customer cash deposits retained by Federated on rentals to be completed after closing. The total net cash consideration paid after these adjustments and other acquisition costs was approximately $69.9 million.
     We have not completed our assessment of the fair values of the acquired After Hours assets and liabilities and we have not finalized the integration of the acquired After Hours operations with our other tuxedo operations. Until such time, the allocation of the purchase price is subject to revisions.
     The following table summarizes the estimated fair values of the non-cash assets and liabilities assumed at the date of acquisition (in thousands):

As of
April 9,
2007
Current non-cash assets	$35,229
Property and equipment	60,421
Tuxedo rental product	28,863
Goodwill	10,527
Intangible assets	7,946
Other assets	1,500

Total assets acquired	144,486

Current liabilities	65,775
Other liabilities	8,848

Total liabilities assumed	74,623

Net assets acquired	$69,863

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

	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended
	October 28,	October 28,	November 3,
	2006	2006	2007
Total net sales	$501,366	$1,533,053	$1,607,580
Net earnings	$38,225	$105,718	$123,630

Net earnings per share:
Basic	$0.72	$1.99	$2.31
Diluted	$0.70	$1.93	$2.28
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

	For the Three Months		For the Nine Months
	Ended		Ended
	October 28,	November 3,	October 28,	November 3,
	2006	2007	2006	2007
Net earnings	$31,774	$37,067	$96,251	$132,226

Basic weighted average common shares outstanding	53,098	53,141	53,163	53,614
Effect of dilutive securities:
Convertible Notes	1,023	—	781	—
Stock options and equity-based compensation	782	634	771	670

Diluted weighted average common shares outstanding	54,903	53,775	54,715	54,284

Net earnings per share:
Basic	$0.60	$0.70	$1.81	$2.47

Diluted	$0.58	$0.69	$1.76	$2.44

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
4. Dividends
     A quarterly cash dividend of $0.05 per share was paid during each of the quarters ended April 29, 2006, July 29, 2006, October 28, 2006 and May 5, 2007. A quarterly cash dividend of $0.06 per share was paid during each of the quarters ended August 4, 2007 and November 3, 2007. Cash dividends paid were approximately $8.1 and $9.2 million during the nine months ended October 28, 2006 and November 3, 2007, respectively.
     In October 2007, our Board of Directors declared a quarterly cash dividend of $0.06 per share payable on December 28, 2007 to shareholders of record at the close of business on December 18, 2007. The dividend payout is estimated to be approximately $3.2 million and is included in accrued expenses as of November 3, 2007.
5. Accounting For Derivative Instruments and Hedging
     In connection with our direct sourcing program, we may enter into purchase commitments that are denominated in a foreign currency (primarily the Euro). Our policy is to enter into foreign currency forward exchange contracts to minimize foreign currency exposure related to forecasted purchases of certain inventories. Under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), such contracts have been designated as and accounted for as cash flow hedges. The settlement terms of the forward contracts, including amount, currency and maturity, correspond with payment terms for the merchandise inventories. Any ineffective portion (arising from the change in the difference between the spot rate and the forward rate) of a hedge is reported in earnings immediately. We had no contracts outstanding at October 28, 2006 and November 3, 2007, respectively.
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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
6. Comprehensive Income and Supplemental Cash Flows
     Our comprehensive income is as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended		Ended
	October 28,	November 3,	October 28,	November 3,
	2006	2007	2006	2007
Net earnings	$31,774	$37,067	$96,251	$132,226

Change in derivative fair value, net of tax	(3)	—	19	—
Currency translation adjustments, net of tax	1,049	15,865	2,112	28,432

Comprehensive income	$32,820	$52,932	$98,382	$160,658

     We paid cash during the first nine months of 2006 of $7.1 million for interest and $60.2 million for income taxes, compared with $3.5 million for interest and $77.1 million for income taxes during the first nine months of 2007. We had non-cash investing and financing activities resulting from the tax benefit recognized upon exercise of stock-based compensation of $3.1 million and $4.2 million for the first nine months of 2006 and 2007, respectively. We had non-cash investing and financing activities resulting from the issuance of treasury stock to the employee stock ownership plan of $2.0 million and $2.5 million for the first nine months of 2006 and 2007, respectively. We had non-cash investing and financing activities resulting from cash dividends declared of $2.7 million and $3.2 million for the first nine months of 2006 and 2007, respectively.
     We had net assets acquired, net of cash, of $69.9 million in the nine months ended November 3, 2007. The fair value of non-cash assets assumed was $144.5 million and the fair value of liabilities assumed was $74.6 million.
     We had capital expenditure purchases accrued in accounts payable and accrued expenses of approximately $10.9 million at November 3, 2007.
7. Goodwill and Other Intangible Assets
     Changes in the net carrying amount of goodwill for the year ended February 3, 2007 and for the nine months ended November 3, 2007 are as follows (in thousands):

Balance January 28, 2006	$57,601
Translation adjustment	(734)

Balance, February 3, 2007	$56,867
Translation adjustment	6,280
Goodwill of acquired business	10,527

Balance, November 3, 2007	$73,674

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
     The gross carrying amount and accumulated amortization of our other intangibles, which are included in other assets in the accompanying balance sheet, are as follows (in thousands):

	October 28,	November 3,	February 3,
	2006	2007	2007
Trademarks, tradenames and other intangibles	$9,316	$15,712	$9,316
Accumulated amortization	(4,192)	(5,864)	(4,418)

Net total	$5,124	$9,848	$4,898

     The pretax amortization expense associated with intangible assets totaled approximately $671,000 and $1,517,000 for the nine months ended October 28, 2006 and November 3, 2007, respectively, and approximately $897,000 for the year ended February 3, 2007. Pretax amortization associated with intangible assets at November 3, 2007 is estimated to be $0.9 million for the remainder of fiscal year 2007, $2.1 million for fiscal year 2008, $1.9 million for fiscal year 2009, $1.4 million for fiscal year 2010 and $1.0 million for fiscal year 2011.
8. Long-Term Debt
     On December 21, 2005, we entered into an Amended and Restated Credit Agreement with a group of banks to amend and restate our revolving credit facility. On February 2, 2007, we entered into an Agreement and Amendment to the Credit Agreement effective as of January 31, 2007. The Amendment (i) extends the maturity date of the revolving credit facility under the Credit Agreement to February 11, 2012 and (ii) increases the total senior secured revolving credit facility under the Credit Agreement from $100.0 million to $200.0 million, which can be expanded to $250.0 million upon additional lender commitments. The Credit Agreement also provided our Canadian subsidiaries with a senior secured term loan used to fund the repatriation of US$74.7 million of Canadian earnings in January 2006 under the American Jobs Creation Act of 2004. The Canadian term loan matures on February 10, 2011. The Credit Agreement is secured by the stock of certain of the Company’s subsidiaries. The Credit Agreement has several borrowing and interest rate options including the following indices: (i) an alternate base rate (equal to the greater of the prime rate or the federal funds rate plus 0.5%) or (ii) LIBO rate or (iii) CDO rate. Advances under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin up to 1.125%. The Credit Agreement also provides for fees applicable to unused commitments ranging from 0.100% to 0.175%. The effective interest rate for the Canadian term loan was 5.5% at November 3, 2007. As of November 3, 2007, there were no borrowings outstanding under the revolving credit facility and there was US$92.6 million outstanding under the Canadian term loan.
     The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain certain financial ratios. The restrictive provisions in the Credit Agreement have been modified to afford us with greater operating flexibility than was provided for in our previous facility and to reflect an overall covenant structure that is generally representative of a commercial loan made to an investment-grade company. Our debt, however, is not rated, and we have not sought, and are not seeking, a rating of our debt. We were in compliance with the covenants in the Credit Agreement as of November 3, 2007.
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
     We utilize letters of credit primarily to secure inventory purchases. At November 3, 2007, letters of credit totaling approximately $13.5 million were issued and outstanding.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
9. Treasury Stock
     As of November 3, 2007, we had 16,935,760 shares held in treasury stock. A reconciliation of our treasury shares for the year ended February 3, 2007 and for the nine months ended November 3, 2007 is provided below:

Treasury
Shares
Balance, January 28, 2006	14,169,241
Treasury stock issued to profit sharing plan	(68,564)
Purchases of treasury stock	1,134,000

Balance, February 3, 2007	15,234,677
Shares received in lieu of tax withholding payments	8,290
Treasury stock issued to profit sharing plan	(65,207)
Purchases of treasury stock	1,758,000

Balance, November 3, 2007	16,935,760

     In January 2006, the Board of Directors authorized a $100.0 million share repurchase program of our common stock. This authorization superceded any remaining previous authorizations. As of October 28, 2006, a total of 369,400 shares at a cost of $11.5 million were purchased in open market transactions under this program at an average price per share of $31.16. In August 2007, the Company’s Board of Directors approved a replenishment of the Company’s share repurchase program to $100 million by authorizing $90.3 million to be added to the remaining $9.7 million of the then current program. During the first nine months of 2007, 1,063,200 shares at a cost of $50.1 million were purchased in open market transactions under the January 2006 authorization at an average price of $47.08 and 694,800 shares at a cost of $28.0 million were purchased in open market transactions under the August 2007 authorization at an average price of $40.34. At November 3, 2007, the remaining balance available under the August 2007 replenishment was $72.0 million.
     The following table summarizes our treasury stock repurchases (in thousands, except share data and average price per share):

	For the Nine Months Ended
	October 28,	November 3,
	2006	2007
Shares repurchased	369,400	1,758,000
Total costs	$11,512	$78,080
Average price per share	$31.16	$44.41

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
     Stock Options
     The following table summarizes stock option activity for the nine months ended November 3, 2007:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value (000’s)
Outstanding at February 3, 2007	1,434,016	$15.81
Granted	1,500	47.18
Exercised	(300,619)	15.62
Forfeited or expired	(108,898)	21.75

Outstanding at November 3, 2007	1,025,999	$15.29	4.9 years	$25,636

Exercisable at November 3, 2007	435,008	$14.90	4.0 years	$11,020

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     No stock options were granted during the nine months ended October 28, 2006. For the nine months ended November 3, 2007, 1,500 stock options were granted, at a weighted-average fair value of $19.43. The fair value of the options is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for grants during the nine months ended November 3, 2007: expected volatility of 40.37%, risk-free interest rates (U.S. Treasury five year notes) of 4.63%, dividend yield of 0.46% and an expected life of five years. The total intrinsic value of options exercised during the nine months ended October 28, 2006 and November 3, 2007 was $7.7 million and $9.6 million, respectively. As of November 3, 2007, we have unrecognized compensation expense related to nonvested stock options of approximately $2.5 million which is expected to be recognized over a weighted average period of 3.1 years.
     Restricted Stock and Deferred Stock Units
     The following table summarizes restricted stock and deferred stock unit activity for the nine months ended November 3, 2007:

		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at February 3, 2007	513,702	$28.69
Granted	100,664	47.19
Vested	(145,647)	29.56
Forfeited	(8,053)	36.22

Nonvested at November 3, 2007	460,666	$33.44

     For the nine months ended October 28, 2006, we granted 83,252 deferred stock units at a weighted-average grant date fair value of $35.31. For the nine months ended November 3, 2007, we granted 100,664 restricted stock and deferred stock units at a weighted-average grant date fair value of $47.19. As of November 3, 2007, we have unrecognized compensation expense related to nonvested restricted stock and deferred stock units of approximately $9.1 million which is expected to be recognized over a weighted average period of 2.5 years. The total fair value of shares vested during the nine months ended October 28, 2006 and November 3, 2007 was $2.4 million and $6.5 million, respectively. During the nine months ended November 3, 2007, 19,360 restricted stock shares vested and 1,500 restricted stock shares were granted at an average grant price of $47.18. No shares of restricted stock were forfeited during the nine months ended November 3, 2007. Total nonvested shares of 460,666 at November 3, 2007 included 87,940 nonvested restricted stock shares.

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
     During the nine months ended October 28, 2006, employees purchased 48,084 shares under the ESDP, the weighted-average fair value of which was $26.28 per share. During the nine months ended November 3, 2007, employees purchased 42,256 shares under the ESDP, the weighted-average fair value of which was $38.48 per share. We recognized approximately $0.6 million of stock-based compensation expense related to the ESDP for the nine months ended November 3, 2007. As of November 3, 2007, 1,488,359 shares were reserved for future issuance under the ESDP.
11. Legal Matters
     We are involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of our business. Management believes that none of these matters will have a material adverse effect on our financial position, results of operations or cash flows.
12. Supplemental Sales Information (in thousands)

	For the Three Months Ended		For the Nine Months Ended
	October 28,	November 3,	October 28,	November 3,
	2006	2007	2006	2007
Net sales:
Men’s tailored clothing product	$189,905	$201,435	$597,180	$620,044
Men’s non-tailored clothing product	159,026	163,297	486,232	508,428
Ladies clothing product	15,597	14,775	47,148	50,759
Corporate uniform product	1,881	4,657	5,199	11,051

Total clothing product	366,409	384,164	1,135,759	1,190,282

Tuxedo rentals	34,486	96,090	104,401	290,521
Alteration services	24,511	26,580	71,217	80,699
Retail dry cleaning services	4,662	5,302	13,842	16,098

Total tuxedo rental, alteration and other services	63,659	127,972	189,460	387,318

Total net sales	$430,068	$512,136	$1,325,219	$1,577,600

Net sales by brand:
MW (including After Hours from April 10, 2007)	$280,324	$354,042	$859,512	$1,073,031
K&G	89,906	87,656	288,215	298,842
Moores	53,295	60,479	158,451	178,578
MW Cleaners	4,662	5,302	13,842	16,098
Twin Hill	1,881	4,657	5,199	11,051

	$430,068	$512,136	$1,325,219	$1,577,600

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
     The following table presents information with respect to retail apparel stores in operation during each of the respective fiscal periods:

					For the Year
	For the Three Months Ended		For the Nine Months Ended		Ended
	October 28,	November 3,	October 28,	November 3,	February 3,
	2006	2007	2006	2007	2007
Stores open at beginning of period:	735	1,269	719	752	719
Opened	8	15	26	35	35
Acquired	—	—	—	509	—
Closed	—	(12)	(2)	(24)	(2)

Stores open at end of period	743	1,272	743	1,272	752

Stores open at end of period:
U.S. —
Men’s Wearhouse	538	560	538	560	543
After Hours	—	493	—	493	—
K&G	89	103	89	103	93

	627	1,156	627	1,156	636

Canada —
Moores	116	116	116	116	116

	743	1,272	743	1,272	752

     On April 9, 2007, we completed the acquisition of After Hours, a men’s formalwear chain in the United States with 509 stores operating under After Hours Formalwear and Mr. Tux store fronts. As a result of the acquisition of After Hours, the condensed consolidated statement of earnings and condensed consolidated statement of cash flows for the nine months ended November 3, 2007 include the results of operations and cash flows, respectively, of After Hours beginning April 10, 2007. In addition, the condensed consolidated balance sheet as of November 3, 2007 includes preliminary estimates of the fair values of the assets acquired and liabilities assumed as of the acquisition date for After Hours. After Hours has a preferred relationship with David’s Bridal, Inc., the nation’s largest bridal retailer. This preferred relationship also includes all Men’s Wearhouse tuxedo operations. We expect to rebrand the After Hours operations and to realize future cost synergies resulting from the consolidation of central functions, division integrations and the adoption of best practices across the combined operations during fiscal 2007.
     Under the terms of the stock purchase agreement, we acquired all of the outstanding stock of After Hours from Federated Department Stores, Inc. in exchange for an aggregate purchase price of $100.0 million, adjusted for certain items, primarily customer cash deposits retained by Federated on rentals to be completed after closing. The total net cash consideration paid after these adjustments and other acquisition costs was approximately $69.9 million.
     As of November 3, 2007, we are operating 33 retail dry cleaning and laundry facilities in the Houston, Texas area. We may open or acquire additional facilities on a limited basis in 2007 as we continue to test market and evaluate the feasibility of developing a national retail dry cleaning and laundry line of business. In addition, we continue to pursue our corporate apparel and uniform program by entering into contracts to provide corporate uniforms to our customers’ workforces. As of November 3, 2007, we are servicing approximately eight contract customers.

Results of Operations
Three Months Ended October 28, 2006 and November 3, 2007
     The Company’s net sales increased $82.1 million, or 19.1%, to $512.1 million for the quarter ended November 3, 2007, due mainly to a $61.6 million increase in tuxedo rental revenues, a $17.8 million increase in clothing product sales and a $2.1 million increase in alteration service revenues. The $82.1 million increase in net sales is attributable to the following:

( in millions)	Amount Attributed to

$60.6	Increase in net sales from acquired After Hours stores.
9.1	Increase from net sales of stores opened in 2006, relocated stores and expanded stores not yet included in comparable sales.
5.9	Increase from alteration and other sales.
(6.8)	2.1% decrease and 0.6% increase in comparable sales for US and Canadian stores, respectively, in the third quarter of 2007 compared to the third quarter of 2006.
8.4	Net sales from 15 new stores opened in 2007.
(0.6)	Closed stores.
5.5	Effect of exchange rate changes.
$82.1	Total
     Our Men’s Wearhouse comparable store sales (which are calculated by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period) increased 0.6%, while our K&G comparable store sales decreased 11.3%. Our Men’s Wearhouse comparable store sales increased due to continued growth in our tuxedo rental business. The decrease in K&G comparable store sales was due mainly to a decrease in traffic levels and unseasonably warm weather. In Canada, comparable store sales increased 0.6% primarily as a result of continued growth in our tuxedo rental business. As a percentage of total revenues, combined U.S. and Canadian tuxedo rental revenues increased from 8.0% in the third quarter of 2006 to 18.8% in the third quarter of 2007. Our condensed consolidated financial statements include tuxedo rental revenues of $56.9 million from After Hours since the acquisition date of April 9, 2007.
     Gross margin increased 29.7% from the same prior year quarter to $240.5 million in the third quarter of 2007. As a percentage of sales, gross margin increased from 43.1% in the third quarter of 2006 to 47.0% in the third quarter of 2007. This increase in gross margin percentage resulted mainly from improvements in clothing product margins from 55.6% in 2006 to 58.6% in 2007 related to lower product costs and from continued growth in our tuxedo rental and other services margins from 54.9% in 2006 to 67.7% in 2007 due mainly to our acquisition of After Hours effective April 9, 2007. The increases in the clothing product and services gross margins were partially offset by an increase from 12.4% to 13.9% from the third quarter of 2006 to the third quarter of 2007 for occupancy cost, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation. On an absolute dollar basis, occupancy cost increased by 33.7% from the third quarter of 2006 to the third quarter of 2007, due mainly to our acquisition of After Hours, higher rent expense from our increased store count and renewals of existing leases at higher rates.

     Selling, general and administrative expenses increased to $181.3 million in the third quarter of 2007 from $136.6 million in the third quarter of 2006, an increase of $44.7 million or 32.7%. As a percentage of sales, these expenses increased from 31.8% in the third quarter of 2006 to 35.4% in the third quarter of 2007. The components of this 3.6% net increase in SG&A expenses as a percentage of net sales were as follows:

%	Attributed to

(0.1)
Decrease in advertising expense as a percentage of sales from 3.5% in the third quarter of 2006 to 3.4% in the third quarter of 2007. On an absolute dollar basis, advertising expense increased $2.6 million.

1.2
Increase in store salaries as a percentage of sales from 13.1% in the third quarter of 2006 to 14.3% in the third quarter of 2007. Store salaries on an absolute dollar basis increased $16.5 million primarily due to salary expense associated with After Hours and increased base salaries.

2.5
Increase in other SG&A expenses as a percentage of sales from 15.2% in the third quarter of 2006 to 17.7% in the third quarter of 2007. On an absolute dollar basis, other SG&A expenses increased $25.6 million primarily due to expenses associated with After Hours, continued growth in our tuxedo rental business, increase in base salaries and increased warehouse and administrative occupancy costs.

3.6%	Total
     Interest expense decreased from $2.3 million in the third quarter of 2006 to $1.3 million in the third quarter of 2007 while interest income decreased from $2.5 million in the third quarter of 2006 to $1.4 million in the third quarter of 2007. Weighted average borrowings outstanding decreased from $207.3 million in the third quarter of 2006 to $85.4 million in the third quarter of 2007, and the weighted average interest rate on outstanding indebtedness increased from 3.9% to 5.9%. The decrease in weighted average borrowings and the increase in the weighted average interest rate is due to our election to redeem our $130.0 million 3.125% Convertible Senior Notes due 2023 in the fourth quarter of 2006. For additional information regarding the redemption of our Notes, refer to Note 8 of Notes to Condensed Consolidated Financial Statements and the “Liquidity and Capital Resources” discussion herein. The decrease in interest income primarily relates to decreases in our average cash and short-term investment balances.
     Our effective income tax rate was 35.0% for the third quarter of 2006 and 37.4% for the third quarter of 2007. The effective tax rate in 2007 was higher than the statutory U.S. federal rate of 35% primarily due to the effect of state income taxes.
     These factors resulted in net earnings of $37.1 million or 7.2% of net sales for the third quarter of 2007, compared with net earnings of $31.8 million or 7.4% of net sales for the third quarter of 2006.

Nine Months Ended October 28, 2006 and November 3, 2007
     The Company’s net sales increased $252.4 million, or 19.0%, to $1,577.6 million for the nine months ended November 3, 2007, due mainly to a $186.1 million increase in tuxedo rental revenues, a $54.5 million increase in clothing product sales and a $9.5 million increase in alteration service revenues and. The $252.4 million increase in net sales is attributable to the following:

( in millions)	Amount Attributed to

$176.0	Increase in net sales from acquired After Hours stores.
36.6	Increase from net sales of stores opened in 2006, relocated stores and expanded stores not yet included in comparable sales.
18.1	Increase from alteration and other sales.
0.1	(0.8)% decrease and 5.1% increase in comparable sales for US and Canadian stores, respectively, for the nine months ended November 3, 2007
16.5	Net sales from 35 new stores opened in 2007.
(2.9)	Closed stores.
8.0	Effect of exchange rate changes.
$252.4	Total
     Our Men’s Wearhouse comparable store sales increased 1.5%, while our K&G comparable store sales decreased 8.0%. Our Men’s Wearhouse comparable store sales increased due to a slight increase in traffic levels and continued growth in our tuxedo rental business. The decrease in K&G comparable store sales was due mainly to a decrease in traffic levels and the cannibalization effect from opening new stores. In Canada, comparable store sales increased 5.1% primarily as a result of increased traffic levels, an improved average ticket and continued growth in our tuxedo rental business. As a percentage of total revenues, combined U.S. and Canadian tuxedo rental revenues increased from 7.9% in the first nine months of 2006 to 18.4% in the first nine months of 2007. Our condensed consolidated financial statements include tuxedo rental revenues of $165.5 million from After Hours since the acquisition date of April 9, 2007.
     Gross margin increased $173.9 million or 30.7% over the same prior year period to $741.2 million for the first nine months of 2007. As a percentage of sales, gross margin increased from 42.8% in the first nine months of 2006 to 47.0% in the first nine months of 2007. This increase in gross margin percentage resulted mainly from improvements in clothing product margins from 54.4% in 2006 to 57.0% in 2007 related to lower product costs and from continued growth in our tuxedo rental and other services margins from 54.6% in 2006 to 67.4% in 2007 due mainly to our acquisition of After Hours effective April 9, 2007. The increases in the clothing product and services gross margins were partially offset by an increase from 11.6% to 12.5% from the first nine months of 2006 to the first nine months of 2007 for occupancy cost, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation. On an absolute dollar basis, occupancy costs increased by 28.1% from the first nine months of 2006 to the first nine months of 2007, due mainly to our acquisition of After Hours, higher rent expense from our increased store count and renewals of existing leases at higher rates. In addition, the increase in the gross margin percentage was partially offset by a $3.6 million charge due to the elimination of under performing tuxedo rental styles as a result of our strategy to establish a global merchandising assortment for the combined tuxedo rental operations of After Hours and Men’s Wearhouse.

     Selling, general and administrative expenses increased to $534.1 million in the first nine months of 2007 from $416.6 million in the first nine months of 2006, an increase of $117.6 million or 28.2%. As a percentage of sales, these expenses increased from 31.4% in the first nine months of 2006 to 33.9% in the first nine months of 2007. The components of this 2.5% net increase in SG&A expenses as a percentage of net sales were as follows:

%	Attributed to

(0.2)
Decrease in advertising expense as a percentage of sales from 3.4% in the first nine months of 2006 to 3.2% in the first nine months of 2007. On an absolute dollar basis, advertising expense increased $5.3 million.

0.8
Increase in store salaries as a percentage of sales from 12.8% in the first nine months of 2006 to 13.6% in the first nine months of 2007. Store salaries on an absolute dollar basis increased $44.8 million primarily due to salary expense associated with After Hours and increased commissions associated with higher sales and increased base salaries.

1.9
Increase in other SG&A expenses as a percentage of sales from 15.2% in the first nine months of 2006 to 17.1% in the first nine months of 2007. On an absolute dollar basis, other SG&A expenses increased $67.5 million primarily due to expenses associated with After Hours, continued growth in our tuxedo rental business, increased base salaries and increased warehouse and administrative occupancy costs, partially offset by the receipt of proceeds of business interruption insurance related to store closings in prior periods.

2.5%	Total
     Interest expense decreased from $6.8 million in the first nine months of 2006 to $3.5 million in the first nine months of 2007 while interest income decreased from $7.2 million in the first nine months of 2006 to $4.7 million in the first nine months of 2007. Weighted average borrowings outstanding decreased from $207.3 million in the first nine months of 2007 to $80.5 million in the first nine months of 2007, and the weighted average interest rate on outstanding indebtedness increased from 3.8% to 5.4%. The decrease in weighted average borrowings and the increase in the weighted average interest rate is due to our election to redeem our $130.0 million 3.125% Convertible Senior Notes due 2023 in the fourth quarter of 2006. For additional information regarding the redemption of our Notes, refer to Note 8 of Notes to Condensed Consolidated Financial Statements and the “Liquidity and Capital Resources” discussion herein. The decrease in interest income primarily relates to decreases in our average cash and short-term investment balances.
     Our effective income tax rate was 36.3% for the first nine months of 2006 and 36.5% for the first nine months of 2007. The effective tax rate in 2007 was higher than the statutory U.S. federal rate of 35% primarily due to the effect of state income taxes, offset by favorable developments in certain outstanding income tax matters in the second quarter of 2007.
     These factors resulted in net earnings of $132.2 million or 8.4% of net sales for the first nine months of 2007, compared with net earnings of $96.3 million or 7.3% of net sales for the first nine months of 2006.

Liquidity and Capital Resources
     On December 21, 2005, we entered into an Amended and Restated Credit Agreement with a group of banks to amend and restate our revolving credit facility. On February 2, 2007, we entered into an Agreement and Amendment to the Credit Agreement effective as of January 31, 2007. The Amendment (i) extends the maturity date of the revolving credit facility under the Credit Agreement to February 11, 2012 and (ii) increases the total senior secured revolving credit facility under the Credit Agreement from $100.0 million to $200.0 million, which can be expanded to $250.0 million upon additional lender commitments. The Credit Agreement also provided our Canadian subsidiaries with a senior secured term loan used to fund the repatriation of US$74.7 million of Canadian earnings in January 2006 under the American Jobs Creation Act of 2004. The Canadian term loan matures on February 10, 2011. The Credit Agreement is secured by the stock of certain of the Company’s subsidiaries. The Credit Agreement has several borrowing and interest rate options including the following indices: (i) an alternate base rate (equal to the greater of the prime rate or the federal funds rate plus 0.5%) or (ii) LIBO rate or (iii) CDO rate. Advances under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin up to 1.125%. The Credit Agreement also provides for fees applicable to unused commitments ranging from 0.100% to 0.175%. The effective interest rate for the Canadian term loan was 5.5% at November 3, 2007. As of November 3, 2007, there were no borrowings outstanding under the revolving credit facility and there was US$92.6 million outstanding under the Canadian term loan.
     The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain certain financial ratios. The restrictive provisions in the Credit Agreement have been modified to afford us with greater operating flexibility than was provided for in our previous facility and to reflect an overall covenant structure that is generally representative of a commercial loan made to an investment-grade company. Our debt, however, is not rated, and we have not sought, and are not seeking, a rating of our debt. We were in compliance with the covenants in the Credit Agreement as of November 3, 2007.
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
     We utilize letters of credit primarily to secure inventory purchases. At November 3, 2007, letters of credit totaling approximately $13.5 million were issued and outstanding.
     A quarterly cash dividend of $0.05 per share was paid during each of the quarters ended April 29, 2006, July 29, 2006, October 28, 2006 and May 5, 2007. A quarterly cash dividend of $0.06 per share was paid during each of the quarters ended August 4, 2007 and November 3, 2007. Cash dividends paid were approximately $8.1 and $9.2 million during the nine months ended October 28, 2006 and November 3, 2007, respectively.
     In October 2007, our Board of Directors declared a quarterly cash dividend of $0.06 per share payable on December 28, 2007 to shareholders of record at close of business on December 18, 2007. The dividend payout is estimated to be approximately $3.2 million and is included in accrued expenses as of November 3, 2007.
     On April 9, 2007, we completed the acquisition of After Hours, a men’s formalwear chain in the United States with 509 stores operating under After Hours Formalwear and Mr. Tux store fronts. As a result of the acquisition of After Hours, the condensed consolidated statement of earnings and condensed consolidated statement of cash flows for the nine months ended November 3, 2007 include the results of operations and cash flows, respectively, of After Hours beginning April 10, 2007. In addition, the condensed consolidated balance sheet as of November 3, 2007 includes preliminary estimates of the fair values of the assets acquired and liabilities assumed as of the acquisition date for After Hours. After Hours has a preferred relationship with David’s Bridal, Inc., the nation’s largest bridal retailer. This preferred relationship also includes all Men’s Wearhouse tuxedo operations. We expect to rebrand the After Hours operations and to realize future cost synergies resulting from the consolidation of central functions, division integrations and the adoption of best practices across the combined operations during fiscal 2007.
     Under the terms of the stock purchase agreement, we acquired all of the outstanding stock of After Hours from Federated Department Stores, Inc. in exchange for an aggregate purchase price of $100.0 million, adjusted for certain items, primarily customer cash deposits retained by Federated on rentals to be completed after closing. The total net cash consideration paid after these adjustments and other acquisition costs was approximately $69.9 million.
     Our primary sources of working capital are cash flow from operations and borrowings under the Credit Agreement. We had working capital of $437.6 million at November 3, 2007, which is down from $454.7 million at February 3, 2007 and $572.6 million at October 28, 2006. Historically, our working capital has been at its lowest level in January and February, and has increased through November as inventory buildup occurs in preparation for the fourth quarter selling season. The $17.1 million decrease in working capital at November 3, 2007 compared to February 3, 2007 resulted primarily from the acquisition of After Hours and the purchase of treasury stock.

     Our operating activities provided net cash of $50.8 million and $143.1 million during the first nine months of 2006 and 2007, respectively, due mainly to net earnings, adjusted for non-cash charges, offset by increases in inventories and tuxedo rental product and a decrease in payables and accrued expenses. Inventories increased in the first nine months of 2006 and 2007 due mainly to seasonal inventory buildup and an increase in selling square footage. The increase in tuxedo rental product in the first nine months of 2006 and 2007 is due to purchases of this product to support the continued growth in our tuxedo rental business. Accounts payable and accrued expenses decreased in the first nine months of 2006 and 2007 due mainly to the timing of vendor payments, the payment of bonuses and the contribution to the employee stock ownership plan.
     Our investing activities used net cash of $166.0 million for the first nine months of 2006 due mainly to capital expenditures of $47.5 million and net purchases of short-term investments of $117.5 million. During the first nine months of 2007, our investing activities used net cash of $158.7 million due mainly to our acquisition of After Hours on April 9, 2007 for $69.9 million and capital expenditures of $90.4 million. Short-term investments consist of auction rate securities which represent funds available for current operations. These securities have stated maturities beyond three months but are priced and traded as short-term instruments due to the liquidity provided through the interest rate mechanism of 7 to 35 days. As of November 3, 2007, we held no short-term investments. Our capital expenditures relate to costs incurred for stores opened, remodeled or relocated during the period or under construction at the end of the period, office and distribution facility additions and infrastructure technology investments.
     Our financing activities used net cash of $10.8 million and $79.7 million for the first nine months of 2006 and 2007, respectively, due mainly to purchases of treasury stock and the payment of cash dividends, partially offset by proceeds from the issuance of common stock and excess tax benefits in connection with stock based compensation.
     In January 2006, the Board of Directors authorized a $100.0 million share repurchase program of our common stock. This authorization superceded any remaining previous authorizations. As of October 28, 2006, a total of 369,400 shares at a cost of $11.5 million were purchased in open market transactions under this program at an average price per share of $31.16. In August 2007, the Company’s Board of Directors approved a replenishment of the Company’s share repurchase program to $100 million by authorizing $90.3 million to be added to the remaining $9.7 million of the then current program. During the first nine months of 2007, 1,063,200 shares at a cost of $50.1 million were purchased in open market transactions under the January 2006 authorization at an average price of $47.08 and 694,800 shares at a cost of $28.0 million were purchased in open market transactions under the August 2007 authorization at an average price of $40.34. For the nine months ended November 3, 2007 a total of 1,758,000 shares were purchased at a cost of $78.1 million at an average price of $44.41. At November 3, 2007, the remaining balance available under the August 2007 replenishment was $72.0 million.
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
     In connection with our direct sourcing program, we may enter into purchase commitments that are denominated in a foreign currency (primarily the Euro). We generally enter into forward exchange contracts to reduce the risk of currency fluctuations related to such commitments. We may also be exposed to market risk as a result of changes in foreign exchange rates. This market risk should be substantially offset by changes in the valuation of the underlying transactions. As of November 3, 2007, we had no contracts outstanding.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are subject to exposure from fluctuations in U.S. dollar/Euro exchange rates and the Canadian dollar/Euro exchange rates. As further described in Note 5 of Notes to Condensed Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”, we utilize foreign currency forward exchange contracts to limit exposure to changes in currency exchange rates. At October 28, 2006 and November 3, 2007, we had no contracts outstanding.
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
     We are also subject to market risk from our Canadian term loan of US$92.6 million at November 3, 2007, which bears interest at CDO rate plus an applicable margin (see Note 8 of Notes to Condensed Consolidated Financial Statements). An increase in market interest rates would increase our interest expense and our cash requirements for interest payments. For example, an average increase of 0.5% in the variable interest rate would increase our interest expense and payments by approximately $0.5 million.
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the fiscal quarter ended November 3, 2007. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended November 3, 2007 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Changes in Internal Controls over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended November 3, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (c) The following table presents information with respect to purchases of common stock of the Company made during the quarter ended November 3, 2007 as defined by Rule 10b-18(a)(3) under the Exchange Act:

(c)
			Total	(d)
			Number of	Approximate
			Shares	Dollar Value of
			Purchased	Shares that
			as Part of	May Yet Be
	(a)	(b)	Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased	Per Share	Programs	Programs
(In thousands)

August 5, 2007 through September 1, 2007	123,200	$49.43	123,200	$100,000

September 2, 2007 through October 6, 2007	—	—	—	$100,000

October 7, 2007 through November 3, 2007	694,800	$40.34	694,800	$71,975

Total	818,000	$41.71	818,000	$71,975

     In August 2007, the Company’s Board of Directors approved a replenishment of the Company’s share repurchase program to $100.0 million. Stock purchases that occurred in August applied to the January 2006 Authorization.

ITEM 6 — EXHIBITS
     (a) Exhibits.

Exhibit
Number		Exhibit Index

3.1	—	Second Amended and Restated Bylaws (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 6, 2007).

31.1	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

31.2	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).

32.1	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

32.2	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, The Men’s Wearhouse, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 13, 2007	THE MEN’S WEARHOUSE, INC.
	By	/s/ NEILL P. DAVIS
Neill P. Davis
Executive Vice President, Chief Financial Officer, Treasurer and Principal Financial Officer

EXHIBIT INDEX

Exhibit
Number		Exhibit Index

3.1	—	Second Amended and Restated Bylaws (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 6, 2007).

31.1	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

31.2	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).

32.1	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

32.2	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).