Form 10-K
period 2008-02-02
MENS WEARHOUSE INC
filed 2008-04-02
CIK 884217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-16097
THE MEN’S WEARHOUSE, INC.
(Exact Name of Registrant as Specified in its Charter)

Texas	74-1790172
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)
6380 Rogerdale Road Houston, Texas	77072-1624 (Zip Code)
(Address of Principal Executive Offices)

(281) 776-7200
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐.     No ☑.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of shares of common stock on the New York Stock Exchange on August 4, 2007, was approximately $2,302.0 million.

The number of shares of common stock of the registrant outstanding on March 28, 2008 was 51,414,132 excluding 18,154,660 shares classified as Treasury Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated as to

Notice and Proxy Statement for the Annual Meeting of Shareholders scheduled to be held June 25, 2008	Part III: Items 10,11,12, 13 and 14

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

Forward-looking statements are not guarantees of future performance and a variety of factors could cause actual results to differ materially from the anticipated or expected results expressed in or suggested by these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, actions by governmental entities, domestic and international economic activity and inflation, our successful execution of internal operating plans and new store and new market expansion plans, including successful integration of acquisitions, performance issues with key suppliers, disruption in buying trends due to homeland security concerns, severe weather, foreign currency fluctuations, government export and import policies, aggressive advertising or marketing activities of competitors and legal proceedings. Future results will also be dependent upon our ability to continue to identify and complete successful expansions and penetrations into existing and new markets and our ability to integrate such expansions with our existing operations. Refer to “Risk Factors” contained in Part I of this Annual Report on Form 10-K for a more complete discussion of these and other factors that might affect our performance and financial results. These forward-looking statements are intended to relay the Company’s expectations about the future, and speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS

General

The Men’s Wearhouse began operations in 1973 as a partnership and was incorporated as The Men’s Wearhouse, Inc. (the “Company”) under the laws of Texas in May 1974. Our principal corporate and executive offices are located at 6380 Rogerdale Road, Houston, Texas 77072-1624 (telephone number 281/776-7200) and at 40650 Encyclopedia Circle, Fremont, California 94538-2453 (telephone number 510/657-9821), respectively. Unless the context otherwise requires, “Company”, “we”, “us” and “our” refer to The Men’s Wearhouse, Inc. and its subsidiaries.

Our website address is www.tmw.com. Through the investor relations section of our website, we provide free access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The public may read and copy any materials we file with or furnish to the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains the Company’s filings and other information regarding issuers who file electronically with the SEC at www.sec.gov.

The Company

We are one of the largest specialty retailers of men’s suits and the largest provider of tuxedo rental product in the United States and Canada. At February 2, 2008, we operated 784 retail apparel stores, with 668 stores in the United States and 116 stores in Canada, and 489 tuxedo rental stores. Our U.S. retail apparel stores are operated under the brand names of Men’s Wearhouse (563 stores) and K&G (105 stores) in 46 states and the District of Columbia. Our Canadian stores are operated under the brand name of Moores Clothing for Men in ten provinces. Our tuxedo rental stores, which offer a full selection of tuxedo rental product as well as a limited selection of retail merchandise (primarily formalwear), are operated under the brand name of MW Tux in 35 states.

On April 9, 2007, we acquired all of the outstanding stock of After Hours Formalwear, Inc. (“After Hours”) from Federated Department Stores, Inc. in exchange for an aggregate purchase price of $100.0 million, adjusted for certain items, primarily customer cash deposits retained by Federated on rentals to be completed after closing. The total net cash consideration paid after these adjustments and other acquisition costs was approximately $69.8 million. At the time of the acquisition, After Hours had 509 tuxedo rental product stores operating under After Hours Formalwear and Mr. Tux store fronts in the United States. We closed a net 20 stores and, during the fourth quarter of 2007, substantially completed the integration of the acquired operations, including a rebranding of the acquired stores to MW Tux. The Company also entered into a marketing agreement with David’s Bridal, Inc., the nation’s largest bridal retailer, in connection with the acquisition. The marketing agreement continued a preferred relationship between David’s Bridal, Inc. and After Hours and extended the preferred relationship to include the tuxedo rental operations of the Men’s Wearhouse stores.

Below is a brief description of our brands:

Men’s Wearhouse/MW Tux

Under the Men’s Wearhouse brand, we target middle and upper-middle income men by offering quality merchandise at everyday low prices. In addition to value, we believe we provide a superior level of customer service. Men’s Wearhouse apparel stores offer a broad selection of designer, brand name and private label merchandise at prices we believe are typically 20% to 30% below the regular prices found at traditional department and specialty stores. Our merchandise includes suits, sport coats, slacks, formalwear, business casual, sportswear, outerwear, dress shirts, shoes and accessories. We concentrate on men’s “wear-to-work” business attire that is characterized by infrequent and more predictable fashion changes. Therefore, we believe we are not as exposed to trends typical of more fashion-forward apparel retailers, where significant markdowns and promotional pricing are more common.

At February 2, 2008, we operated 563 Men’s Wearhouse apparel stores in 46 states and the District of Columbia. These stores are referred to as “Men’s Wearhouse stores” or “traditional stores” and are mainly located in middle and upper-middle income regional strip and specialty retail shopping centers. These stores, in substantially all locations, also offer a full selection of tuxedo rental product in a section of the store branded as MW Tux. We also operated another 489 stores in 35 states branded as MW Tux that offer a full selection of tuxedo rental product and a limited selection of retail merchandise, primarily formalwear. The MW Tux stores are smaller than our traditional stores and are located primarily in regional malls and lifestyle centers. We believe our tuxedo rental program broadens our customer base by drawing first-time and younger customers into our stores. We believe this in turn generates opportunities for incremental apparel sales by introducing these customers to the quality merchandise selection and superior level of customer service at our traditional stores.

K&G

Under the K&G brand, we target the more price sensitive customer. At February 2, 2008, we operated 105 K&G stores in 28 states. Eighty-nine of the K&G stores offer ladies’ career apparel that is also targeted to the more price sensitive customer.

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

Moores

Under the Moores brand, we target middle and upper-middle income men in Canada by offering quality merchandise at everyday low prices. Moores is one of Canada’s leading specialty retailers of men’s suits, with 116 retail apparel stores in 10 Canadian provinces at February 2, 2008. Similar to the Men’s Wearhouse stores, Moores stores offer a broad selection of quality merchandise at prices we believe are typically 20% to 30% below the regular prices charged by traditional Canadian department and specialty stores. Moores focuses on conservative, basic tailored apparel that we believe limits exposure to changes in fashion trends and the need for significant markdowns. Moores’ merchandise consists of suits, sport coats, slacks, business casual, dress shirts, sportswear, outerwear, shoes and accessories. We also offer tuxedo rentals at all of our Moores stores.

Moores manufactures a portion of the tailored clothing for sale in its stores and in the Men’s Wearhouse stores through the manufacturing operations of the Company’s wholly owned subsidiary, Golden Brand Clothing (Canada) Ltd. (“Golden Brand”). Golden Brand’s manufacturing facility is located in Montreal, Quebec, and includes a cutting room, fusing department, pant shop and coat shop. On March 3, 2008, we announced our decision to close the manufacturing facility. Despite previous reductions in production over the last three years, the strengthening Canadian dollar and the increasing pace of imports by our competitors have caused us to reach the decision to close the manufacturing facility and to use other alternate production sources. We expect the closure to occur in or around July 2008.

We expect the total pre-tax charge to be incurred in connection with the closure of the Montreal manufacturing facility to be approximately $8.5 million, which consists primarily of severance payments, the write-off of fixed assets, lease termination payments and costs to finalize the clean-up and closing of the facility. We also estimate that approximately $7.3 million of the charge will result in future cash expenditures.

Expansion Strategy

Our expansion strategy includes:

•	opening additional apparel and tuxedo rental stores in new and existing markets,

•	expanding our corporate apparel and uniform program,

•	opening additional dry cleaning and laundry facilities in the Houston, Texas market and

•	identifying strategic acquisition opportunities, including but not limited to international operations.

In general terms, we consider a geographic area served by a common group of television stations as a single market.

At present, in 2008 we plan to open approximately 20 new Men’s Wearhouse stores, 22 new MW Tux stores, three new K&G stores and one new Moores store. We plan to close one K&G store and eight MW Tux stores and to expand and/or relocate approximately 16 existing Men’s Wearhouse stores, 26 existing MW Tux stores, one existing K&G store and two existing Moores stores and to continue expansion in subsequent years. We believe that our ability to increase the number of traditional Men’s Wearhouse stores in the United States above 600 will be limited. However, we believe that additional growth opportunities exist through improving and diversifying our merchandise mix, relocating existing stores, expanding our MW Tux brand and adding complementary products and services.

We also plan to continue to pursue our corporate apparel and uniform program in 2008 by entering into contracts to provide corporate uniforms to new customers’ workforces. As of February 2, 2008, we are servicing approximately ten contract customers.

As of February 2, 2008, we are operating 36 retail dry cleaning and laundry facilities in the Houston, Texas area. We plan to open five additional retail dry cleaning and laundry facilities in the same area during 2008.

Merchandising

Our apparel stores offer a broad selection of designer, brand name and private label men’s business attire, including a consistent stock of core items (such as basic suits, navy blazers and tuxedos). Although basic styles are emphasized, each season’s merchandise reflects current fabric and color trends, and a small percentage of inventory, accessories in particular, are usually more fashion oriented. The broad merchandise selection creates increased sales opportunities by permitting a customer to purchase substantially all of his tailored wardrobe and accessory requirements, including shoes, at our apparel stores. Within our tailored clothing, we offer an assortment of styles from a variety of manufacturers and maintain a broad selection of fabrics, colors and sizes. Based on the experience and expertise of our management, we believe that the depth of selection offered provides us with an advantage over most of our competitors.

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

We do not purchase significant quantities of merchandise overruns or close-outs. We provide recognizable quality merchandise at consistent prices that assist the customer in identifying the value available at our apparel stores. We believe that the merchandise at Men’s Wearhouse and Moores stores is generally offered 20% to 30% below traditional department and specialty store regular prices and that merchandise at K&G stores is generally 30% to 50% below regular retail prices charged by such stores. A ticket is generally affixed to items, which displays our selling price alongside a price we believe reflects the regular, non-promotional price of the item at traditional department and specialty stores.

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

During 2005, 2006 and 2007, 55.6%, 54.9% and 54.1%, respectively, of our total men’s net clothing product sales were attributable to tailored clothing (suits, sport coats and slacks) and 44.4%, 45.1% and 45.9%, respectively, were attributable to casual attire, sportswear, shoes, shirts, ties, outerwear and other clothing product revenues.

In addition to accepting cash, checks, nationally recognized credit cards and gift cards, we offer our own private label credit card to Men’s Wearhouse customers. A third-party vendor provides all necessary servicing and processing and assumes all credit risks associated with the private label credit card program. All purchases made with the private label credit card at Men’s Wearhouse stores receive a 5% discount at the time of purchase. During 2007, private label credit card sales represented approximately 5% of sales at Men’s Wearhouse stores.

We also offer our “Perfect Fit” loyalty program to our Men’s Wearhouse, MW Tux and Moores customers. Under the loyalty program, customers receive points for purchases. Points are equivalent to dollars spent on a one-for-one basis, excluding any sales tax dollars. Upon reaching 500 points, customers are issued a $50 rewards certificate which they may use to make purchases at Men’s Wearhouse, MW Tux or Moores stores. We believe that the loyalty program facilitates our ability to cultivate long-term relationships with our customers. All customers who register for our “Perfect Fit” loyalty program are eligible to participate and earn points for purchases.

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

Each of our apparel stores provides on-site tailoring services to facilitate timely alterations at a reasonable cost to customers. Tailored clothing purchased at a Men’s Wearhouse store will be pressed and re-altered (if the alterations were performed at a Men’s Wearhouse store) free of charge for the life of the garment.

Because management believes that men prefer direct and easy store access, we attempt to locate our apparel stores in regional strip and specialty retail centers or in freestanding buildings to enable customers to park near the entrance of the store.

MW Tux stores are generally smaller than our apparel stores and offer a full selection of tuxedo rental product as well as a limited assortment of retail merchandise, primarily formalwear. These stores are staffed to facilitate the tuxedo rental process and are primarily located in regional malls and lifestyle centers.

The Company also entered into a marketing agreement with David’s Bridal, Inc., the nation’s largest bridal retailer, in connection with the After Hours acquisition. The marketing agreement continued a preferred relationship between David’s Bridal, Inc. and After Hours and extended the preferred relationship to include the tuxedo operations of Men’s Wearhouse stores.

Our total annual advertising expenditures, which were $61.5 million, $67.3 million and $73.8 million in 2005, 2006 and 2007, respectively, are significant. The Company’s advertising strategy primarily consists of television, radio, direct mail, email, online and bridal shows. We consider our integrated efforts across these channels to be the most effective means of both attracting and reaching potential new customers, as well as reinforcing our positive attributes for our various brands with our existing customer base.

Purchasing and Distribution

We purchase merchandise and tuxedo rental product from approximately 800 vendors. In 2007, no vendor accounted for 10% or more of purchases. Management does not believe that the loss of any vendor would significantly impact us. While we have no material long-term contracts with our vendors, we believe that we have developed an excellent relationship with our vendors, which is supported by consistent purchasing practices.

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

Direct Sourcing

We purchased approximately 38% and 60% of total U.S. and Canada clothing product purchases, respectively, in 2007 through a direct sourcing program. We have no long-term merchandise supply contracts and typically transact business on a purchase order-by-purchase order basis either directly with manufacturers and fabric mills or with trading companies. In 2007, we worked with 56 manufacturers and fabric mills that supplied 80% of our direct sourced merchandise. We have developed long-term and reliable relationships with over half of our direct manufacturers and fabric mills, which we believe provides stability, quality and price leverage. In 2007, we also worked with 15 trading companies that supported our relationships with vendors for approximately 20% of our direct sourced merchandise.

These 71 vendors that comprise our direct sourcing base operate 85 factories in 15 countries, with 70% of our direct sourced merchandise supplied by our top 10 vendors. Each of our top 10 direct sourcing vendors uses a limited number of factories to produce its merchandise, which we believe gives us a high degree of consistency and price leverage in placing production of our merchandise. We believe we have developed strong relationships with our vendors, most of which rely upon us for a significant portion of their business.

We have two exclusive contract agent offices that provide administrative functions for our manufacturing system as well as communication functions on our behalf to the vendors. In addition, the agent offices provide all quality control inspections and ensure that our operating procedures manuals are adhered to by our suppliers.

During 2007, 75% of our direct sourced merchandise was sourced in Asia (65% from China, Indonesia and India) while 20% was sourced in Canada, Mexico and Chile and 5% was sourced in Europe and other regions. All of our foreign purchases are negotiated and paid for in U.S. dollars, except purchases from Italy which are negotiated and paid for in Euros.

Approximately 98% of our direct sourced merchandise from abroad is shipped in containers via ocean vessel and generally takes approximately 20 to 25 days in transit. The remainder of our merchandise from abroad is shipped via air, which takes on average approximately 5 to 7 days in transit. The containers are shipped directly to U.S. and Canadian ports and are then transported by a combination of rail and truck to our distribution center in Houston for U.S. merchandise or Montreal for Canadian merchandise.

All direct source vendors are expected to adhere to our compliance program. The compliance program consists of two parts: Men’s Wearhouse Standards and Business Practices Guidelines and US Customs and Border Protection’s C-TPAT program. The general principles of our Standards and Business Practices Guidelines as it relates to international sourcing and vendor compliance include a commitment to legal compliance and ethical business practices in all of our operations and utilization of suppliers that we believe operate in compliance with applicable laws, rules and regulations, including those related to labor, worker health and safety and the environment. Suppliers must inform workers about these workplace standards through education and posting of the standards in a prominent place. We also recognize the need to protect our international movement of goods from potential acts of terrorism. The C-TPAT program with security guidelines for each segment of the international supply chain protects our goods through the international supply chain as well as the welfare of U.S. citizens. To oversee compliance, we have a direct sourcing compliance department with a staff of four employees. In addition, we use the services of an outside audit company to conduct frequent unannounced and announced vendor audits.

We expect that purchases through the direct sourcing program will represent approximately 36% and 55% of total U.S. and Canada purchases, respectively, in 2008. We believe that our direct sourcing of product, with both owned and third party labels, has been and will continue to be a significant factor in our ability to improve our gross clothing product margins.

Distribution

All retail apparel merchandise for Men’s Wearhouse stores is received into our central warehouse located in Houston, Texas. Merchandise for a store is picked and then moved to the appropriate staging area for shipping. In addition to the central distribution center in Houston, we have separate hub warehouse facilities or space within certain Men’s Wearhouse stores in the majority of our markets, which function as redistribution facilities for their respective areas. Approximately 71% of purchased merchandise is transported to our K&G stores from our central distribution center in Houston. All other merchandise is direct shipped by vendors to the stores. We anticipate that we will continue to transport merchandise to our K&G stores using a combination of our central distribution center and direct shipment from vendors. Most purchased merchandise for our Moores stores is distributed to the stores from our warehouse in Montreal.

Our tuxedo rental product is located in our central warehouse located in Houston, Texas and in 11 additional distribution facilities located in the US (10) and Canada (1). The 11 additional distribution facilities also receive limited quantities of rental related product, primarily formalwear accessories, that is sold in our Men’s Wearhouse and MW Tux stores.

A majority of all merchandise and tuxedo rental product is transported from vendors to our distribution facilities and from the distribution facilities to our hub warehouse facilities or stores by common carriers. We lease or own 239 smaller van-like trucks which are used to deliver merchandise, tuxedo rental product, laundry and dry cleaning locally or within a given geographic region to our stores and our laundry/dry cleaning customers.

Competition

Our primary competitors include specialty men’s clothing stores, traditional department stores, off-price retailers, manufacturer-owned and independently owned outlet stores and their E-commerce channels and independently owned tuxedo rental stores. We believe that the principal competitive factors in the menswear market are merchandise assortment, quality, price, garment fit, merchandise presentation, store location and customer service.

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

Seasonality

Our business is subject to seasonal fluctuations. In most years, a significant portion of our net sales and our net earnings have been generated during the fourth quarter of each year when holiday season shopping peaks. In addition, the tuxedo rental business is heavily concentrated in the months of April, May and June. Second quarter, followed by the third quarter, is the highest revenue quarter for the tuxedo rental business and first and fourth quarters are considered off season. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full year (see Note 12 of Notes to Consolidated Financial Statements).

Trademarks and Servicemarks

We are the owner in the United States and selected other countries of the trademark and service mark “The Men’s Wearhouse®,” and “MW Men’s Wearhouse (and design)®” and “Men’s Wearhouse®” and of federal registrations therefor expiring in 2009, 2010, 2011, 2012 and 2017 respectively, subject to renewal. Our rights in the “The Men’s Wearhouse®,” “MW Men’s Wearhouse (and design)®,” and “Men’s Wearhouse®” marks are a significant part of our business, as the marks have become well known through our use of the marks in connection with our services, products, and television and radio advertising campaigns. Accordingly, we intend to maintain our marks and the related registrations. In addition, we own or license the above marks and other marks used in the business, principally in connection with the labeling of products purchased through the direct sourcing program.

We have entered into license agreements with a limited number of parties under which we are entitled to use designer labels such as “Gary Player®” and nationally recognized brand labels such as “Botany®” and “Botany 500®” in return for royalties paid to the licensor based on the costs of the relevant product. These license agreements generally limit the use of the individual label to products of a specific nature (such as men’s suits, men’s formalwear or men’s shirts). The labels licensed under these agreements will continue to be used in connection with a portion of the purchases under the direct sourcing program described above, as well as purchases from other vendors. We monitor the performance of these licensed labels compared to their cost and may elect to selectively terminate any license, as provided in the respective agreement. We have also purchased several trademarks, including “Cricketeer®,” “Joseph & Feiss®,” “Baracuta®,” “Pronto Uomo®,” “Linea Uomo®,” and “Twinhill®,” which are used similarly to our licensed labels. We may be presented with opportunities to acquire or license other designer or nationally recognized brand labels.

MW Tux operates under the service mark “MW TUX,” and we are the owner of the mark as well as certain logos incorporating MW Tux or the letters MW to identify the retail and rental services. The application for those marks is currently pending. We are further owners of and use certain marks stemming from the After Hours acquisition, including “AFTER HOURS®,” “GINGISS®,” “Mr. Tux,” and “MODERN TUXEDO.”

We are also the owner in the United States of the service marks “MW CUSTOM®,” as well a logo incorporating MW CUSTOM® to identify manufacturing clothing to the order and/or specification of others and federal registrations therefor expiring in 2017, subject to renewal.

K&G stores operate under the marks “K&G®,” “K&G Fashion SuperStore®,” “K&G Superstore®,” “K&G Men’s Superstore®,” “K&G Men’s Center,” “K&G Mensmart” and “K&G Suit Warehouse.” We are the owners of federal registrations for “K&G®”, “K&G Fashion SuperStore®” and “K&G Men’s Superstore®”. In addition, we own or license other marks used in the business, principally in connection with the labeling of products purchased through the direct sourcing program.

We are also the owner in the United States of the service mark “MWCLEANERS®” as well as certain logos incorporating “MWCLEANERS” or the letters “MW” to identify dry cleaning and alteration services. We are also the owner of “MW & Design (bow tie)®” and federal registration therefor expiring in 2016, subject to renewal.

We own, in the United States, TWINHILL (No. 2165445) and federal registration therefor expiring in 2008, subject to renewal.

We own Canadian trademark registrations for the marks “Moores The Suit People®,” “Moores Vetements Pour Hommes®,” “Moores Vetements Pour Hommes (and design) ®,” “Moores Clothing For Men” and “Moores Clothing For Men (and design)®.” Moores stores operate under the tradenames “Moores Clothing For Men” and “Moores Vetements Pour Hommes.”

Employees

At February 2, 2008, we had approximately 18,400 employees, of whom approximately 12,900 were full-time and approximately 5,500 were part-time employees. Seasonality affects the number of part-time employees as well as the number of hours worked by full-time and part-time personnel.

Approximately 500 of our employees at our Golden Brand manufacturing facility belong to the Union of Needletrades, Industrial and Textile Employees. Golden Brand is part of a collective bargaining unit. The current union contract expires in November 2009. On March 3, 2008, we announced our decision to close the manufacturing facility. Despite previous reductions in production over the last three years, the strengthening Canadian dollar and the increasing pace of imports by our competitors have caused us to reach the decision to close the manufacturing facility and to use other alternate production sources. We expect the closure to occur in or around July 2008. We expect the total pre-tax charge to be incurred in connection with the closure of the Montreal manufacturing facility to be approximately $8.5 million, which consists primarily of severance payments, the write-off of fixed assets, lease termination payments and costs to finalize the clean-up and closing of the facility.

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

Consumer confidence is often adversely impacted by many factors including local, regional or national economic conditions, continued threats of terrorism, acts of war and other uncertainties. We believe that a decrease in consumer spending in response to recessionary conditions and/or a decline in consumer confidence will affect us more than other retailers because a slowing of men’s discretionary spending for items like tailored apparel tends to occur faster than that for other retail purchases.

Our ability to continue to expand our Men’s Wearhouse stores may be limited.

A large part of our growth has resulted from the addition of new Men’s Wearhouse stores and the increased sales volume and profitability provided by these stores. We will continue to depend on adding new stores to increase our sales volume and profitability. As of February 2, 2008, we operate 563 Men’s Wearhouse stores. However, we believe that our ability to increase the number of Men’s Wearhouse stores in the United States above 600 will be limited. Therefore, we cannot assure you that we will continue to experience the same rate of growth as we have historically.

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

Our business is seasonal.

In most years, a significant portion of our net sales and our net earnings have been generated during November, December and January. In addition, the tuxedo rental business is heavily concentrated in the months of April, May and June. Second quarter, followed by the third quarter, is the highest revenue quarter for the tuxedo rental business and first and fourth quarters are considered off season. Accordingly, our results for any quarter are not necessarily indicative of our annual profitability and any decrease in sales during these peak quarters could have a significant adverse effect on our net earnings.

Sales in the men’s tailored clothing market have changed modestly over recent years.

According to industry sources, sales in the men’s tailored clothing market increased modestly in 2005, declined slightly in 2006 and increased modestly again in 2007. We believe that these modest changes are an indication that demand for men’s tailored clothing may be weakening. As a result, we may not be able to continue to expand our sales volume within our segment of the retailing industry.

The loss of, or disruption in, our centralized distribution center could result in delays in the delivery of merchandise to our stores.

All retail apparel merchandise for Men’s Wearhouse stores and a majority of the merchandise for K&G stores is received into our centralized distribution center in Houston, Texas, where the inventory is then processed, sorted and shipped to our stores. We depend in large part on the orderly operation of this receiving and distribution process, which depends, in turn, on adherence to shipping schedules and effective management of the distribution center. Events, such as disruptions in operations due to fire or other catastrophic events, employee matters or shipping problems, may result in delays in the delivery of merchandise to our stores. For example, given our proximity to the Texas Gulf Coast, it is possible that a hurricane or tropical storm could cause damage to the distribution center, result in extended power outages, or flood roadways into and around the distribution center, any of which would disrupt or delay deliveries to the distribution center and to our stores.

Although we maintain business interruption and property insurance, we cannot assure you that our insurance will be sufficient, or that insurance proceeds will be timely paid to us, in the event our centralized distribution center is shut down for any reason or if we incur higher costs and longer lead times in connection with a disruption at our distribution center.

Union activity as a result of the announced closure of our Golden Brand manufacturing facility could impact the interim production at the facility and subject the Company to a negative union campaign.

On March 3, 2008, we announced our decision to close the Golden Brand manufacturing facility located in Montreal, Quebec in or around July 2008. Approximately 500 of our employees at Golden Brand belong to the Union of Needletrades, Industrial and Textile Employees (“UNITE”). As a result of the announced closure, UNITE has and may continue to engage in protests and other activities aimed at the Company. Such protests and other activities may result in slowdowns or disruptions in production at the manufacturing facility. In addition, such union activity may include attempts to dissuade customers from shopping at our stores.

Our stock price has been and may continue to be volatile due to many factors.

The market price of our common stock has fluctuated in the past and may change rapidly in the future depending on news announcements and changes in general market conditions. The following factors, among others, may cause significant fluctuations in our stock price:

•	news announcements regarding quarterly or annual results of operations,

•	comparable store sales announcements,

•	acquisitions,

•	competitive developments,

•	litigation affecting the Company, or

•	market views as to the prospects of the economy or the retail industry generally.

Rights of our shareholders may be negatively affected if we issue any of the shares of preferred stock which our Board of Directors has authorized for issuance.

We have available for issuance 2,000,000 shares of preferred stock, par value $.01 per share. Our Board of Directors is authorized to issue any or all of this preferred stock, in one or more series, without any further action on the part of shareholders. The rights of our shareholders may be negatively affected if we issue a series of preferred stock in the future that has preference over our common stock with respect to the payment of dividends or distribution upon our liquidation, dissolution or winding up. See Note 7 of Notes to Consolidated Financial Statements for more information.

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

As of February 2, 2008, we operated 1,157 retail apparel and tuxedo rental stores in 46 states and the District of Columbia and 116 retail apparel stores in the 10 Canadian provinces. The following tables set forth the location, by state or province, of these stores:

	Men’s
United States	Wearhouse	MW Tux	K&G

California	87	56	1
Florida	40	42	6
Illinois	25	40	6
Texas	52		13
Michigan	21	28	7
Pennsylvania	23	22	5
New York	29	16	4
Massachusetts	15	28	5
Virginia	17	23	3
Georgia	17	21	6
Ohio	19	14	4
Maryland	14	18	7
North Carolina	13	19	4
New Jersey	14	17	8
Tennessee	12	15	2
Arizona	13	11
Missouri	11	10	2
Indiana	9	12	2
Louisiana	7	13	3
Wisconsin	9	11	1
Minnesota	9	10	2
Connecticut	8	7	2
South Carolina	5	10	1
Alabama	5	9	1
Colorado	14		3
Washington	14		3
Kentucky	3	6	1
New Hampshire	3	6
Nevada	5	4
Oregon	9
Kansas	4	3	1
Utah	7
Iowa	4	2
Nebraska	3	3
Delaware	2	3
Mississippi	1	4
Oklahoma	5		2
New Mexico	4
Rhode Island	1	3
Arkansas	3
Maine	1	1
South Dakota	1	1
Vermont	1	1
Idaho	1
North Dakota	1
West Virginia	1
District of Columbia	1

Total	563	489	105

Canada	Moores

Ontario	50
Quebec	24
British Columbia	15
Alberta	12
Manitoba	5
New Brunswick	3
Nova Scotia	3
Saskatchewan	2
Newfoundland	1
Prince Edward Island	1

Total	116

Men’s Wearhouse and Moores stores vary in size from approximately 3,100 to 15,100 total square feet (average square footage at February 2, 2008 was 5,703 square feet with 66% of stores having between 4,500 and 6,500 square feet). Men’s Wearhouse and Moores stores are primarily located in middle and upper-middle income regional strip and specialty retail shopping centers. We believe our customers generally prefer to limit the amount of time they spend shopping for menswear and seek easily accessible store sites.

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

MW Tux stores vary in size from approximately 500 to 5,172 total square feet (average square footage at February 2, 2008 was 1,333 square feet with 78% of stores having between 1,000 and 4,000 square feet). MW Tux stores are generally smaller than our traditional stores and offer a full selection of tuxedo rental product as well as a limited assortment of retail merchandise, primarily formalwear. These stores are staffed to facilitate the tuxedo rental process and are primarily located in regional malls and lifestyle centers.

K&G stores vary in size from approximately 5,400 to 42,000 total square feet (average square footage at February 2, 2008 was 23,132 square feet with 60% of stores having between 15,000 and 25,000 square feet). K&G stores are “destination” stores located primarily in second generation strip shopping centers that are easily accessible from major highways and thoroughfares. K&G has created a 20,000 to 25,000 square foot prototype men’s and ladies’ superstore with fitting rooms and convenient check-out, customer service and tailoring areas. K&G stores are organized to convey the impression of a dominant assortment of first-quality merchandise and to project a no-frills, value-oriented warehouse atmosphere. Each element of store layout and merchandise presentation is designed to reinforce K&G’s strategy of providing a large selection and assortment in each category. We seek to make K&G stores “customer friendly” by utilizing store signage and grouping merchandise by categories and sizes, with brand name and private label merchandise intermixed. Each store is typically staffed with a manager, assistant manager and other employees who serve as customer service and sales personnel and cashiers. Each store also has a tailoring facility with at least one tailor.

We lease our stores on terms generally from five to ten years with renewal options at higher fixed rates in most cases. Leases typically provide for percentage rent over sales break points. Additionally, most leases provide for a base rent as well as “triple net charges”, including but not limited to common area maintenance expenses, property taxes, utilities, center promotions and insurance. In certain markets, we lease between 5,000 and 30,300 additional square feet as a part of a Men’s Wearhouse store or in a separate hub warehouse unit to be utilized as a redistribution facility in that geographic area.

We lease or own properties in various parts of the U.S. and Canada to facilitate the distribution of retail and rental product to our stores. In addition, we have primary office locations in Houston, Texas and Fremont, California with additional satellite offices in other parts of the U.S. and Canada. The following is a listing of all owned and leased non-store facilities as of February 2, 2008:

				Square Footage Used For
			Owned/	Warehouse/	Office
Brand	Location	Total Sq Ft	Leased	Distribution	Space	Manufacturing	Total Use

Men’s Wearhouse	Houston, TX	1,080,000	Own	1,080,000			1,080,000
	Houston, TX	240,000	Own	175,000	65,000		240,000
	Houston, TX	206,000	Lease		206,000		206,000
	Houston, TX	150,000	Own	141,000	9,000		150,000
	Houston, TX	25,000	Own		25,000		25,000
	Houston, TX(1)	22,281	Own	17,185	5,096		22,281
	Nashville, TN	21,082	Own	21,082			21,082
	Norcross, GA	85,184	Lease	69,564	15,620		85,184
	Addison, IL	50,291	Lease	50,291			50,291
	Bay City, MI	15,050	Lease	15,050			15,050
	Pittston, PA	297,600	Lease	297,600			297,600
	West Chester, PA	73,143	Lease	73,143			73,143
	Winter Garden, FL	34,768	Own	34,768			34,768
	Richmond, VA	52,397	Own	52,397			52,397
	Fife, WA	51,600	Lease	51,600			51,600
	Arleta, CA	69,123	Lease	69,123			69,123
	Fremont, CA	35,000	Own		35,000		35,000
	Fremont, CA	14,738	Lease		14,738		14,738
	New York, NY	17,154	Lease		17,154		17,154
	Various locations(2)	210,167	Lease	197,263	12,904		210,167
K&G	Atlanta, GA(3)	100,000	Lease	23,000	35,000		58,000
Moores	Toronto, Ontario	36,700	Lease	19,800	16,900		36,700
	Cambridge, Ontario	131,000	Own	131,000			131,000
	Montreal, Quebec	79,000	Own	75,400	3,600		79,000
	Montreal, Quebec	230,000	Lease	37,600	13,000	179,400	230,000
	Vancouver, BC	2,000	Lease		2,000		2,000

		3,329,278		2,631,866	476,012	179,400	3,287,278

(1)	This facility houses the laundry and dry cleaning plant for our retail laundry and dry cleaning services.

(2)	Various locations consist primarily of hub warehouse facilities located throughout the U.S.

(3)	Total square footage includes 42,000 square feet used for a retail store.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of our business. Management believes that none of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 2, 2008.

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

Our common stock is traded on the New York Stock Exchange under the symbol “MW.” The following table sets forth, on a per share basis for the periods indicated, the high and low sale prices per share for our common stock as reported by the New York Stock Exchange and the quarterly dividends declared on each share of common stock:

	High	Low	Dividend

Fiscal Year 2006
First quarter ended April 29, 2006	$37.30	$30.20	$0.05
Second quarter ended July 29, 2006	36.45	29.81	0.05
Third quarter ended October 28, 2006	41.75	30.03	0.05
Fourth quarter ended February 3, 2007	44.56	36.89	0.05
Fiscal Year 2007
First quarter ended May 5, 2007	$48.67	$40.77	$0.05
Second quarter ended August 4, 2007	56.64	42.91	0.06
Third quarter ended November 3, 2007	54.13	37.41	0.06
Fourth quarter ended February 2, 2008	45.14	16.76	0.06

On March 28, 2008, there were approximately 1,500 holders of record and approximately 16,400 beneficial holders of our common stock.

In January 2008, our Board of Directors declared a quarterly cash dividend of $0.07 per share of our common stock payable on March 28, 2008 to shareholders of record on March 18, 2008. The dividend payout is approximately $3.6 million.

Issuer Purchases of Equity Securities

During fiscal 2007, we repurchased 2,985,190 shares of our common stock at an average price of $35.54 for an aggregate cost of approximately $106.1 million. The following table presents information with respect to purchases of common stock of the Company made during the quarter ended February 2, 2008 as defined by Rule 10b-18(a)(3) under the Exchange Act:

(c)
			Total	(d)
			Number of	Approximate
			Shares	Dollar Value of
			Purchased	Shares that
			as Part of	May Yet Be
	(a)	(b)	Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased	per Share	Programs	Programs
(In thousands)

November 4, 2007 through December 1, 2007	218,700	$41.65	218,700	$62,867
December 2, 2007 through January 5, 2008	—	—	—	$62,867
January 6, 2007 through February 2, 2008	1,000,200	$18.54	1,000,200	$44,319

Total	1,218,900	$22.69	1,218,900	$44,319

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

The following graph compares, as of each of the dates indicated, the percentage change in the Company’s cumulative total shareholder return on the Common Stock with the cumulative total return of the NYSE Composite Index and the Retail Specialty Apparel Index. The graph assumes that the value of the investment in the Common Stock and each index was $100 at February 1, 2003 and that all dividends paid by those companies included in the indices were reinvested.

	February 1,	January 31,	January 29,	January 28,	February 3,	February 2,
	2003	2004	2005	2006	2007	2008
Measurement Period (Fiscal Year Covered)
Company	$100.00	$166.24	$231.62	$370.88	$471.81	$283.86
Dow Jones US Apparel Retailers	100.00	133.63	161.69	184.46	222.87	176.11
NYSE Composite Index	100.00	106.84	117.11	137.85	162.33	164.98

The foregoing graph is based on historical data and is not necessarily indicative of future performance.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected statement of earnings, balance sheet and cash flow information for the fiscal years indicated has been derived from our audited consolidated financial statements. The Selected Financial Data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes thereto. References herein to years are to the Company’s 52-week or 53-week fiscal year, which ends on the Saturday nearest January 31 in the following calendar year. For example, references to “2007” mean the fiscal year ended February 2, 2008. All fiscal years for which financial information is included herein had 52 weeks, except 2006 which had 53 weeks.

As a result of the acquisition of After Hours on April 9, 2007, the statement of earnings data and the cash flow information below for the year ended February 2, 2008 include the results of operations and cash flows, respectively, of After Hours beginning April 10, 2007. In addition, the balance sheet information below as of February 2, 2008 includes estimates of the fair values of the assets acquired and liabilities assumed as of the acquisition date for After Hours.

	2003	2004	2005	2006	2007
	(Dollars and shares in thousands, except per share and per square foot data)

Statement of Earnings Data:
Net sales	$1,392,680	$1,546,679	$1,724,898	$1,882,064	$2,112,558
Gross margin	513,446	603,004	697,135	815,705	970,057
Operating income	81,783	118,088	165,296	223,938	228,652
Net earnings	49,734	71,356	103,903	148,575	147,041
Per Common Share Data:
Basic net earnings per share	$0.85	$1.32	$1.93	$2.80	$2.76
Diluted net earnings per share	$0.84	$1.29	$1.88	$2.71	$2.73
Weighted average common shares outstanding	58,184	54,044	53,753	53,111	53,258
Weighted average shares outstanding plus dilutive potential common shares	58,943	55,220	55,365	54,749	53,890
Operating Information:
Percentage increase/(decrease) in comparable store sales(1):
Men’s Wearhouse	7.9%	8.2%	6.2%	3.1%	(0.4)%
K&G	(0.3)%	3.9%	16.4%	(1.8)%	(10.9)%
Moores	(5.1)%	7.1%	2.7%	8.7%	1.5%
Average square footage(2):
Men’s Wearhouse	5,460	5,465	5,521	5,552	5,600
MW Tux	—	—	—	—	1,333
K&G	22,917	23,291	23,834	23,204	23,132
Moores	6,141	6,187	6,206	6,218	6,205
Average net sales per square foot of selling space(3):
Men’s Wearhouse	$418	$451	$473	$488	$478
K&G	$221	$223	$253	$259	$220
Moores	$365	$386	$396	$430	$440

	2003	2004	2005	2006	2007
	(Dollars and shares in thousands, except per share and per square foot data)

Number of retail stores(4):
Open at beginning of the period	689	693	707	719	752
Opened	13	20	18	35	42
Acquired(5)	—	—	—	—	509
Closed(5)	(9)	(6)	(6)	(2)	(30)

Open at end of the period	693	707	719	752	1,273

Men’s Wearhouse	506	517	526	543	563
MW Tux	—	—	—	—	489
K&G	73	76	77	93	105
Moores	114	114	116	116	116

Total	693	707	719	752	1,273

Cash Flow Information:
Capital expenditures	$49,663	$85,392	$66,499	$72,904	$126,076
Depreciation and amortization	50,993	53,319	61,874	61,387	80,296
Purchase of treasury stock	109,186	11,186	90,280	40,289	106,107

	January 31,	January 29,	January 28,	February 3,	February 2,
	2004	2005	2006	2007	2008

Balance Sheet Information:
Cash and cash equivalents	$132,146	$165,008	$200,226	$179,694	$39,446
Working capital	357,045	388,229	491,527	454,691	393,740
Total assets	878,127	993,322	1,123,274	1,096,952	1,256,467
Long-term debt	131,000	130,000	205,251	72,967	92,399
Shareholders’ equity	487,792	568,848	627,533	753,772	815,937
Cash dividends declared per share	—	—	0.05	0.20	0.23

(1)	Comparable store sales data is calculated by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period. Comparable store sales for Moores is based upon the Canadian dollar.

(2)	Average square footage is calculated by dividing the total square footage for all stores open at the end of the period by the number of stores open at the end of such period.

(3)	Average sales per square foot of selling space is calculated by dividing total selling square footage for all stores open the entire year into total sales for those stores. The calculation for Moores is based upon the Canadian dollar. For 2007, the calculation excludes sales for the After Hours stores acquired on April 9, 2007. For 2006, the calculation excludes total sales for the 53rd week.

(4)	Retail stores include stores operating under our Men’s Wearhouse, MW Tux, K&G and Moores brands.

(5)	As a result of the After Hours acquisition on April 9, 2007, 509 stores were acquired, of which 27 stores were subsequently closed.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Men’s Wearhouse, Inc. is a specialty apparel retailer offering suits, sport coats, pants, shoes, shirts, sportswear, outerwear and accessories for men and tuxedo rentals. We offer our products and services through multiple channels including The Men’s Wearhouse, K&G, Moores Clothing for Men, MW Tux and on the internet at www.tmw.com. Our stores are located throughout the United States and Canada and carry a wide selection of brand name and private label merchandise. In addition, we offer our customers a variety of services, including alterations and our loyalty program.

Overview

At February 2, 2008, we operated 784 retail apparel stores, with 668 stores in the United States and 116 stores in Canada, and 489 tuxedo rental stores. Our U.S. retail apparel stores are operated under the brand names of Men’s Wearhouse (563 stores) and K&G (105 stores) in 46 states and the District of Columbia. Our Canadian stores are operated under the brand name of Moores Clothing for Men in ten provinces. Our tuxedo rental stores are operated under the brand name of MW Tux in 35 states.

For 2007, we had revenues of $2.113 billion and net earnings of $147.0 million, compared to revenues of $1.882 billion and net earnings of $148.6 million in 2006 and revenues of $1.725 billion and net earnings of $103.9 million in 2005. The more significant factors impacting these results are addressed in the “Results of Operations” discussion below.

On April 9, 2007, we expanded our tuxedo rental operations by acquiring After Hours from Federated Department Stores, Inc. for cash of approximately $69.8 million. At the time of the acquisition, After Hours had 509 stores in the U.S. We closed a net 20 stores and rebranded the remaining stores to MW Tux. As a percentage of total revenues, tuxedo rentals have grown from 5.6% in 2005 to 6.3% in 2006 and 15.4% in 2007. The 2007 revenues include revenues from the acquired After Hours stores beginning on April 10, 2007.

We opened 18 stores in 2005, 35 stores in 2006 and 42 stores in 2007 under our Men’s Wearhouse, MW Tux, K&G and Moores brands. In 2008, we plan to open approximately 20 new Men’s Wearhouse stores, one new Moores store, 22 new MW Tux stores and three new K&G stores and to expand and/or relocate approximately 16 existing Men’s Wearhouse stores, 26 existing MW Tux stores and one existing K&G store.

In 2005, four stores were closed due to substandard performance or lease expiration and two stores were closed due to demographic changes in the proximity of a newly opened store. In 2006, two stores were closed due to lease expiration. In 2007, we closed 27 stores due to the integration of After Hours into our operations; we also closed two Men’s Wearhouse stores due to lease expirations. We plan to close eight MW Tux stores and one K&G store in 2008.

Results of Operations

The following table sets forth the Company’s results of operations expressed as a percentage of net sales for the periods indicated:

	Fiscal Year
	2005	2006	2007

Net sales	100.0%	100.0%	100.0%
Cost of sales:
Clothing product, including buying and distribution costs	42.7	39.5	33.6
Tuxedo rental, alteration and other services	6.0	6.1	7.6
Occupancy costs	10.9	11.1	12.9

Gross margin	40.4	43.3	45.9
Selling, general and administrative expenses	30.8	31.4	35.1

Operating income	9.6	11.9	10.8
Interest income	(0.1)	(0.5)	(0.3)
Interest expense	0.3	0.5	0.2

Earnings before income taxes	9.4	11.9	10.9
Provision for income taxes	3.4	4.0	3.9

Net earnings	6.0%	7.9%	7.0%

2007 Compared with 2006

The Company’s net sales increased $230.5 million, or 12.3%, to $2.113 billion for 2007 due mainly to a $205.8 million increase in tuxedo rental revenues, a $14.9 million increase in clothing product sales and a $7.0 million increase in alteration service revenues. The components of this $230.5 million increase in net sales are further detailed as follows:

(In millions)	Amount Attributed to

$199.2	Revenues from acquired After Hours stores.
(40.0)	(3.0)% decrease and 1.5% increase in comparable sales for US and Canadian stores, respectively.
(30.6)	Impact of 53rd week in 2006 (based on trailing 52 weeks in 2006).
25.3	Increase in corporate apparel and other sales.
29.0	Net sales from 42 new stores opened in 2007.
32.4	Increase from net sales of stores opened in 2006, relocated stores and expanded stores not included in comparable sales.
(3.1)	Net sales from closed stores.
18.3	Effect of exchange rate changes.
$230.5	Total

The increase of $205.8 million in tuxedo rental revenues was due to the After Hours acquisition as shown above and a 17.8% increase in our existing tuxedo rental operations in the U.S. and Canada. As a percentage of total revenues, combined U.S. and Canadian tuxedo rental revenues increased from 6.3% in fiscal 2006 to 15.4% in fiscal 2007. Our comparable store sales (which are calculated by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period) decreased 0.4% at our Men’s Wearhouse stores, while our K&G comparable store sales decreased 10.9%, resulting in a 3.0% decrease in comparable sales for our U.S. stores in fiscal 2007. The decreases for the year were significantly influenced by results for the fourth quarter of 2007, when comparable sales decreased by 5.4% and 17.2% for Men’s Wearhouse and K&G stores, respectively. These decreases were primarily due to declining traffic levels caused by the economic slowdown in the U.S. that accelerated during the peak holiday selling season. In Canada, comparable store sales increased 1.5% for the year but declined 7.3% in the fourth quarter, also primarily as a result of reduced traffic levels during the holiday selling season.

Our gross margin continued to increase as shown in the table below:

	Fiscal Year
	2005	2006	2007

Gross margin	$697,135	$815,705	$970,057

Gross margin as a percentage of related sales:
Clothing product, including buying and distribution costs	51.7%	54.7%	57.2%
Tuxedo, alteration and other services	47.6%	52.3%	64.7%
Occupancy costs	(10.9)%	(11.1)%	(12.9)%
Total	40.4%	43.3%	45.9%

Buying and distribution costs are included in determining our clothing product and total gross margins. Our gross margin may not be comparable to other specialty retailers, as some companies exclude costs related to their distribution network from cost of goods sold while others, like us, include all or a portion of such costs in cost of goods sold and exclude them from selling, general and administrative expenses.

Gross margin increased $154.4 million, or 18.9%, to $970.1 million in 2007. Of this increase, $48.4 million resulted from our clothing product margin increasing from 54.7% in 2006 to 57.2% in 2007, due mainly to lower product costs from increased direct sourcing of merchandise. Gross margin from our tuxedo, alteration and other services increased by $169.2 million as a result of our After Hours acquisition and continued growth in our tuxedo rental services, which carry a significantly higher incremental gross margin than our clothing product sales. These increases were partially offset by a $63.2 million or 30.3% increase in occupancy cost, which includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation. Occupancy costs increased in fiscal 2007 due to our increased store count, mainly from the acquisition of After Hours, and renewals of existing leases at higher rates.

Selling, general and administrative (“SG&A”) expenses increased to $741.4 million in fiscal 2007 from $591.8 million in fiscal 2006, an increase of $149.6 million or 25.3%. As a percentage of sales, these expenses increased from 31.4% in 2006 to 35.1% in 2007. The components of this 3.7% net increase in SG&A expenses as a percentage of net sales are as follows:

%	Attributed to

(0.1)%	Decrease in advertising expense as a percentage of sales from 3.6% in 2006 to 3.5% in 2007.
1.2%	Increase in store salaries as a percentage of sales from 12.8% in 2006 to 14.0% in 2007.
2.6%	Increase in other SG&A expenses as a percentage of sales from 15.0% in 2006 to 17.6% in 2007. On an absolute dollar basis, other SG&A expenses increased $88.8 million primarily due to expenses associated with the acquired After Hours operations (including eight distribution facilities) and continued growth in our tuxedo rental services, the move of our corporate offices and increased benefit costs, partially offset by the receipt of proceeds of business interruption insurance related to store closings in prior periods.
3.7%	Total

Interest expense decreased from $9.2 million in 2006 to $5.0 million in 2007 while interest income decreased from $9.8 million in 2006 to $6.0 million in 2007. Weighted average borrowings outstanding decreased from $202.1 million in the prior year to $86.4 million in 2007, and the weighted average interest rate on outstanding indebtedness increased from 3.3% in 2006 to 5.5% in 2007. The decrease in weighted average borrowings and increase in weighted average interest rate is due to our election to redeem our $130.0 million 3.125% Convertible Senior Notes due 2023 (“Notes”) in the fourth quarter of 2006. For additional information regarding our borrowings, refer to Note 4 of Notes to Consolidated Financial Statements and the “Liquidity and Capital Resources” discussion herein. The decrease in interest income primarily resulted from decreases in our average cash and short-term investment balances.

Our effective income tax rate increased from 33.8% in 2006 to 36.0% in 2007 due primarily to the absence of the favorable developments on certain outstanding income tax matters that occurred in 2006.

These factors resulted in 2007 net earnings of $147.0 million or 7.0% of net sales, compared with 2006 net earnings of $148.6 million or 7.9% of net sales.

2006 Compared with 2005

The Company’s net sales increased $157.2 million, or 9.1%, to $1.882 billion for 2006 due mainly to a $113.8 million increase in clothing product sales, a $17.5 million increase in alteration service revenues and a $23.3 million increase in tuxedo rental revenues. The components of this $157.2 million increase in net sales are as follows:

( In millions)	Amount Attributed to

$43.3	1.9% and 8.7% increase in comparable sales for US and Canadian stores, respectively, in 2006 compared to 2005.
38.8	Net sales from 35 new stores opened in 2006.
31.7	Impact of 53rd week in 2006 (based on added 53rd week in 2006).
21.5	Increase from net sales of stores opened in 2005, relocated stores and expanded stores not included in comparable sales.
19.3	Increase from alteration and other sales.
(8.9)	Closed stores in 2005 and 2006.
11.5	Effect of exchange rate changes.
$157.2	Total

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

Interest expense increased from $5.9 million in 2005 to $9.2 million in 2006 while interest income increased from $3.3 million in 2005 to $9.8 million in 2006. Weighted average borrowings outstanding increased from $130.8 million in the prior year to $202.1 million in 2006, and the weighted average interest rate on outstanding indebtedness remained constant at 3.3%. The increase in weighted average borrowings is due to Canadian term loan borrowings of US$75.0 million in January 2006 that were used to fund the repatriation of foreign earnings from our Canadian subsidiaries under the American Jobs Creation Act of 2004. This increase was offset slightly by our election to redeem our $130.0 million 3.125% Convertible Senior Notes due 2023 (“Notes”) in the fourth quarter of 2006. For additional information regarding the redemption of our Notes, refer to Note 4 of Notes to Consolidated Financial Statements and the “Liquidity and Capital Resources” discussion herein. The increase in interest income primarily resulted from increases in our average cash and short-term investment balances and higher interest rates.

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

Liquidity and Capital Resources

Our Amended and Restated Credit Agreement (the “Credit Agreement”) with a group of banks, which was last amended on February 2, 2007, provides for a total senior secured revolving credit facility of $200.0 million, which can be expanded to $250.0 million upon additional lender commitments, that matures on February 11, 2012. The Credit Agreement also provided our Canadian subsidiaries with a senior secured term loan used to fund the repatriation of US$74.7 million of Canadian earnings in January 2006 under the American Jobs Creation Act of 2004. The Canadian term loan matures on February 10, 2011. The Credit Agreement is secured by the stock of certain of the Company’s subsidiaries. The Credit Agreement has several borrowing and interest rate options including the following indices: (i) an alternate base rate (equal to the greater of the prime rate or the federal funds rate plus 0.5%) or (ii) LIBO rate or (iii) CDO rate. Advances under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin up to 1.125%. The Credit Agreement also provides for fees applicable to unused commitments ranging from 0.100% to 0.175%. The effective interest rate for the revolving credit facility and the Canadian term loan was 6.0% and 4.8% at February 2, 2008, respectively. As of February 2, 2008, there was $5.4 million outstanding under the revolving credit facility and there was US$87.0 million outstanding under the Canadian term loan. Borrowings under the revolving credit facility were $59.8 million as of March 31, 2008.

The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain certain financial ratios. The restrictive provisions in the Credit Agreement have been modified to afford us with greater operating flexibility than was provided for in our previous facility and to reflect an overall covenant structure that is generally representative of a commercial loan made to an investment-grade company. Our debt, however, is not rated, and we have not sought, and are not seeking, a rating of our debt. We were in compliance with the covenants in the Credit Agreement as of February 2, 2008.

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

We utilize letters of credit primarily for inventory purchases. At February 2, 2008, letters of credit totaling approximately $14.8 million were issued and outstanding.

A quarterly cash dividend of $0.05 per share was paid during each of the quarters ended April 29, 2006, July 29, 2006, October 28, 2006, February 3, 2007 and May 5, 2007. A quarterly cash dividend of $0.06 per share was paid during each of the quarters ended August 4, 2007, November 3, 2007 and February 2, 2008. Cash dividends paid were $12.4 million for the fiscal year ended February 2, 2008. In January 2008, our Board of Directors declared a quarterly cash dividend of $0.07 per share of our common stock payable on March 28, 2008 to shareholders of record on March 18, 2008. The dividend payout is approximately $3.6 million and is included in accrued expenses as of February 2, 2008.

On April 9, 2007, we completed the acquisition of After Hours, a men’s formalwear chain in the United States with 509 stores operating under After Hours Formalwear and Mr. Tux store fronts. Under the terms of the stock purchase agreement, we acquired all of the outstanding stock of After Hours from Federated Department Stores, Inc. in exchange for an aggregate purchase price of $100.0 million, adjusted for certain items, primarily customer cash deposits retained by Federated on rentals to be completed after closing. The total net cash consideration paid after these adjustments and other acquisition costs was approximately $69.8 million.

Our primary sources of working capital are cash flow from operations and, if necessary, borrowings under the Credit Agreement. We had working capital of $491.5 million, $454.7 million and $393.7 million at the end of 2005, 2006 and 2007, respectively. Historically, our working capital has been at its lowest level in January and February, and has increased through November as inventory buildup occurs in preparation for the fourth quarter selling season. The $61.0 million decrease in working capital at February 2, 2008 compared to February 3, 2007 resulted primarily from the acquisition of After Hours and purchases of treasury stock.

Our operating activities provided net cash of $154.6 million in 2005, $160.8 million in 2006 and $204.9 million in 2007 mainly because cash provided by net earnings, as adjusted for non-cash charges, more than offset cash used for increases in inventories and tuxedo rental product and decreases in accounts payable, accrued expenses and other current liabilities. Inventories increased in each of the years due mainly to increased selling square footage and, in 2007, an increase of $7.7 million in corporate uniform product, while tuxedo rental product increased to support the continued growth in our tuxedo rental business and to replenish product. The decreases in accounts payable, accrued expenses and other current liabilities relate mainly to the timing of vendor payments. In 2007, income taxes payable decreased because actual earnings were lower than amounts used to estimate required tax payments.

Our investing activities used net cash of $129.4 million, $11.6 million and $254.3 million in 2005, 2006 and 2007, respectively. We made capital expenditures of $66.5 million, $72.9 million and $126.1 million in 2005, 2006 and 2007, respectively, and net purchases of short-term investments of $62.8 million in 2005 and $59.9 million in 2007. In addition, our acquisition of After Hours in 2007 used net cash of $68.2 million. In 2006, we had net proceeds from short-term investments of $62.8 million. As of February 2, 2008, we held $59.9 million in short-term investments consisting of commercial paper.

Our capital expenditures relate to costs incurred for stores opened, remodeled or relocated during the year or under construction at the end of the year, distribution facility additions and infrastructure technology investments as detailed below. The following table details our capital expenditures (in millions):

	2005	2006	2007

New store construction	$13.4	$19.0	$28.4
Relocation and remodeling of existing stores	30.3	29.2	40.1
Information technology	10.6	8.8	19.2
Distribution facilities	11.1	13.5	11.1
Other	1.1	2.4	27.3

Total	$66.5	$72.9	$126.1

Property additions relating to new retail apparel stores include stores in various stages of completion at the end of the fiscal year (twelve stores at the end of 2005, one store at the end of 2006 and eight stores at the end of 2007). In addition, other capital expenditures in 2007 include $22.4 million of capital expenditures for our relocated corporate office facilities and data center.

In 2005, net cash provided by financing activities was $5.1 million due mainly to borrowings under our Credit Agreement used to fund the repatriation of $US74.7 million of foreign earnings from our Canadian subsidiaries and proceeds from the issuance of our common stock for options exercised, offset by purchases of treasury stock. In June 2004, the Board of Directors authorized a program for the repurchase of up to $50.0 million of our common stock in the open market or in private transactions. During fiscal 2005, we had repurchased under the June 2004 program 1,503,750 shares at a cost of $40.5 million in open market transactions at an average price per share of $26.93. In May 2005, the Board of Directors approved a replenishment of our share repurchase program to $50.0 million by authorizing $43.0 million to be added to the remaining $7.0 million under the June 2004 authorization program. During the remainder of fiscal 2005, a total of 1,696,000 shares at a cost of $49.8 million were repurchased in open market transactions under the May 2005 replenishment program at an average price per share of $29.36. During fiscal 2005, a total of 3,199,750 shares at a cost of $90.3 million were repurchased in open market transactions under all authorized programs at an average price per share of $28.21. In January 2006, the Board of Directors authorized a $100.0 million share repurchase program of our common stock. This authorization superseded any remaining previous authorizations. No shares were repurchased under this program as of January 28, 2006.

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

In 2007, our financing activities used net cash of $104.4 million due mainly to the purchase of treasury stock and cash dividends paid, offset partially by proceeds from the issuance of common stock and excess tax benefits in connection with stock based compensation. In August 2007, the Company’s Board of Directors approved a replenishment of the Company’s share repurchase program to $100.0 million by authorizing $90.3 million to be added to the remaining $9.7 million of the then current program. During fiscal 2007, we repurchased under the January 2006 program and subsequent August 2007 replenishment 2,985,190 shares at a cost of $106.1 million in open market and private transactions at an average price of $35.54.

The following table summarizes our share repurchases over the last three fiscal years:

	2005	2006	2007

Shares repurchased (in thousands)	3,199.8	1,134.0	2,985.2
Total costs (in millions)	$90.3	$40.3	$106.1
Average price per share	$28.21	$35.53	$35.54

Our primary cash requirements are to finance working capital increases as well as to fund capital expenditure requirements which are anticipated to be approximately $74.2 million for 2008. This amount includes the anticipated costs of opening approximately 20 new Men’s Wearhouse stores, 22 new MW Tux stores, three new K&G stores and one new Moores store in 2008 at an expected average cost per store of approximately $0.4 million (excluding telecommunications and point-of-sale equipment and inventory). The balance of the capital expenditures for 2008 will be used for telecommunications, point-of-sale and other computer equipment and systems, store relocations, remodeling and expansion and investment in complimentary services and concepts. The Company anticipates that each of the 20 new Men’s Wearhouse stores and each of the three new K&G stores will require, on average, an initial inventory costing approximately $0.4 million and $0.6 million, respectively (subject to the seasonal patterns that affect inventory at all stores), which will be funded by our revolving credit facility, trade credit and cash from operations. The actual amount of future capital expenditures and inventory purchases will depend in part on the number of new stores opened and the terms on which new stores are leased. Additionally, we may have opportunities to acquire retail chains larger than our past acquisitions. Any such acquisitions may be undertaken as an alternative to opening new stores. We may use cash on hand, together with cash flow from operations, borrowings under our revolving credit facility and issuances of equity securities, to take advantage of significant acquisition opportunities.

On March 3, 2008, we announced our decision to close our Montreal, Quebec-based manufacturing facility operated by Golden Brand Clothing (Canada) Ltd, an indirect wholly owned subsidiary of the Company. Despite previous reductions in production over the last three years, the strengthening Canadian dollar and the increasing pace of imports by our competitors have caused us to reach the decision to close the manufacturing facility and to use other alternate production sources. We expect the closure to occur in or around July 2008.

We expect the total pre-tax charge to be incurred in connection with the closure of the Montreal manufacturing facility to be approximately $8.5 million, which consists primarily of severance payments, the write-off of fixed assets, lease termination payments and costs to finalize the clean-up and closing of the facility. We also estimate that approximately $7.3 million of the charge will result in future cash expenditures.

We anticipate that our existing cash and cash flow from operations, supplemented by borrowings under our Credit Agreement, will be sufficient to fund planned store openings, other capital expenditures and operating cash requirements for at least the next 12 months.

As substantially all of our cash is held by two financial institutions, we are exposed to risk of loss in the event of failure of any of these parties. However, due to the creditworthiness of these two financial institutions, we anticipate full performance and access to our deposits and liquid investments.

Contractual Obligations

As of February 2, 2008, the Company is obligated to make cash payments in connection with its long-term debt, noncancelable capital and operating leases and other contractual obligations in the amounts listed below. In addition, we utilize letters of credit primarily for inventory purchases. At February 2, 2008, letters of credit totaling approximately $14.8 million were issued and outstanding.

	Payments Due by Period
		<1	1-3	4-5	> 5
	Total	Year	Years	Years	Years
	(In millions)

Contractual obligations
Long-term debt(a)	$92.4	$—	$—	$92.4	$—
Capital lease obligations(b)	3.2	1.7	1.2	0.3	—
Operating lease base rentals(b)	759.0	147.5	246.3	163.3	201.9
Other contractual obligations(c)	33.7	9.6	6.8	7.5	9.8

Total contractual obligations	$888.3	$158.8	$254.3	$263.5	$211.7

(a)	Long-term debt includes our Canadian term loan of US$87.0 million due in February 2011 and US$5.4 million under our revolving credit facility. The Canadian term loan bears interest at CDOR plus an applicable margin and the Credit Agreement has several borrowing and interest rate options including the following indices: (i) an alternate base rate (equal to the greater of the prime rate or the federal funds rate plus 0.5%) or (ii) LIBO rate or (iii) CDO rate. Advances under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin up to 1.125%. The Credit Agreement also provides for fees applicable to unused commitments ranging from 0.100% to 0.175%. These borrowing are further described in Note 1 and Note 4 of Notes to Consolidated Financial Statements. The table assumes our long-term debt is held to maturity.

(b)	We lease retail business locations, office and warehouse facilities, copier equipment and automotive equipment under various noncancelable capital and operating leases. Leases on retail business locations specify minimum base rentals plus common area maintenance charges and possible additional rentals based upon percentages of sales. Most of the retail business location leases provide for renewal options at rates specified in the leases. Our future lease obligations would change if we exercised these renewal options and if we entered into additional lease agreements. See Note 10 of Notes to Consolidated Financial Statements for more information.

(c)	Other contractual obligations consist primarily of payments required under our marketing agreement with David’s Bridal, Inc.

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

Our accounting policies are described in Note 1 of Notes to Consolidated Financial Statements. We consistently apply these policies and periodically evaluate the reasonableness of our estimates in light of actual events. Historically, we have found our critical accounting policies to be appropriate and our estimates and assumptions reasonable. We believe our critical accounting policies and our most significant estimates are those that relate to inventories and long-lived assets, including goodwill, amortization of the cost of our tuxedo rental product, our estimated liabilities for the self-insured portions of our workers’ compensation and employee health benefit costs, our income taxes, and our operating lease accounting.

Our inventory is carried at the lower of cost or market. Cost is determined on the average cost method for approximately 75% of our inventory and on the retail inventory method for the remaining 25% (primarily K&G inventories). Our inventory cost also includes estimated buying and distribution costs (warehousing, freight, hangers and merchandising costs) associated with the inventory, with the balance of such costs included in cost of sales. We make assumptions, based primarily on historical experience, as to items in our inventory that may be damaged, obsolete or salable only at marked down prices and reduce the cost of inventory to reflect the market value of these items. If actual damages, obsolescence or market demand is significantly different from our estimates, additional inventory write-downs could be required. In addition, buying and distribution costs are allocated to inventory based on the ratio of annual product purchases to inventory cost. If this ratio were to change significantly, it could materially affect the amount of buying and distribution costs included in cost of sales.

We make judgments about the carrying value of long-lived assets, such as property and equipment and amortizable intangibles, and the recoverability of goodwill whenever events or changes in circumstances indicate that an other-than-temporary impairment in the remaining value of the assets recorded on our balance sheet may exist. We test goodwill for impairment annually in the fourth quarter of each year or more frequently if circumstances dictate. The impairment review is based on a discounted cash flow approach at the reporting unit level that requires significant management judgment with respect to sales, gross margin and expense growth rates, and the selection and use of an appropriate discount rate. The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease an impairment charge. The occurrence of an unexpected event or change in circumstances, such as adverse business conditions or other economic factors, would determine the need for impairment testing between annual impairment tests. Our assumptions can be affected by a variety of factors, including external factors, such as industry and economic trends, and internal factors, such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. No impairment charges were recorded in 2006 and 2007.

The cost of our tuxedo rental product is amortized to cost of sales based on the cost of each unit rented, which is estimated based on the number of times the unit is expected to be rented and the average cost of the rental product. Lost and damaged rental product is also charged to cost of sales. Tuxedo rental product is amortized to expense generally over a two to three year period. We make assumptions, based primarily on historical experience and information obtained from tuxedo rental industry sources, as to the number of times each unit can be rented. If the actual number of times a unit can be rented were to vary significantly from our estimates, it could materially affect the amount of tuxedo rental product amortization included in cost of sales.

We self-insure significant portions of our workers’ compensation and employee medical costs. We estimate our liability for future payments under these programs based on historical experience and various assumptions as to participating employees, health care costs, number of claims and other factors, including industry trends and information provided to us by our insurance broker. We also use actuarial estimates. If the number of claims or the costs associated with those claims were to increase significantly over our estimates, additional charges to earnings could be necessary to cover required payments.

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

Impact of Recently Issued Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertain tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken on a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 as of the beginning of fiscal year 2007, which resulted in a $1.1 million increase to our liability for uncertain tax positions. The increase was recorded as a cumulative effect adjustment to retained earnings.

In accordance with FIN 48, we classify uncertain tax positions as non-current income tax liabilities unless they are expected to be paid within one year and we recognize interest and/or penalties related to income tax matters in income tax expense. See Note 5 of Notes to Consolidated Financial Statements for further information about income taxes.

In June 2006, the EITF ratified its conclusion on EITF Issue No. 06-02, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, ‘Accounting for Compensated Absences’ ” (“EITF 06-02”). EITF 06-02 requires that compensation expense associated with a sabbatical leave or other similar benefit arrangement be accrued over the requisite service period during which an employee earns the benefit. We adopted EITF 06-02 at the beginning of fiscal 2007 through a cumulative effect adjustment to retained earnings which resulted in an additional accrued liability of $8.2 million, additional deferred tax assets of $3.2 million and a reduction to retained earnings of $5.0 million. The adoption of EITF 06-02 resulted in additional pre-tax expenses of approximately $1.3 million in fiscal 2007.

In June 2006, the EITF ratified its conclusion on EITF No. 06-03, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation),” (“EITF 06-03”). EITF 06-03 concluded that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer such as sales, use, value added and certain excise taxes is an accounting policy decision that should be disclosed in a Company’s financial statements. Additionally, companies that record such taxes on a gross basis should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF 06-03 was effective for fiscal years beginning after December 15, 2006. The adoption of EITF 06-03 had no effect on our financial position, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 157 to have any material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides companies with an option to measure certain financial instruments and other items at fair value with changes in fair value reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 159 to have any material impact on our financial position, results of operations or cash flows.

In June 2007, the EITF ratified its conclusion on EITF Issue No. 06-11 “Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. We are currently evaluating the impact that the adoption of EITF 06-11 will have on our financial position, results of operation and cash flows.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We are also subject to market risk from our revolving credit facility of $5.4 million and our Canadian term loan of US$87.0 million at February 2, 2008, which both bear a variable interest rate (see Note 4 of Notes to Consolidated Financial Statements). An increase in market interest rates would increase our interest expense and our cash requirements for interest payments. For example, an average increase of 0.5% in the variable interest rate would increase our interest expense and payments by approximately $0.5 million.

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

Our management assessed the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on such assessment, management concluded that, as of February 2, 2008, our internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of our internal control over financial reporting as of February 2, 2008 has been audited by Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this report, as stated in their report which appears on page 33 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Men’s Wearhouse, Inc.
Houston, Texas

We have audited the internal control over financial reporting of The Men’s Wearhouse, Inc. and subsidiaries (the “Company”) as of February 2, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended February 2, 2008 of the Company and our report dated April 1, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
April 1, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Men’s Wearhouse, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of The Men’s Wearhouse, Inc. and subsidiaries (the “Company”) as of February 2, 2008 and February 3, 2007, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended February 2, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Men’s Wearhouse, Inc. and subsidiaries as of February 2, 2008 and February 3, 2007, and the results of their operations and their cash flows for each of the three years in the period ended February 2, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 2, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 1, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
April 1, 2008

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	February 3,	February 2,
	2007	2008
	(In thousands, except shares)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$179,694	$39,446
Short-term investments	—	59,921
Accounts receivable, net	17,018	18,144
Inventories	448,586	492,423
Other current assets	35,531	61,061

Total current assets	680,829	670,995

PROPERTY AND EQUIPMENT, AT COST
Land	9,093	12,424
Buildings	63,477	85,572
Leasehold improvements	264,276	355,159
Furniture, fixtures and equipment	332,494	411,929

	669,340	865,084
Less accumulated depreciation and amortization	(379,700)	(454,917)

Net property and equipment	289,640	410,167

TUXEDO RENTAL PRODUCT, net	57,565	84,089
GOODWILL	56,867	65,309
OTHER ASSETS, net	12,051	25,907

TOTAL	$1,096,952	$1,256,467

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$111,213	$146,713
Accrued expenses and other current liabilities	95,249	124,952
Income taxes payable	19,676	5,590

Total current liabilities	226,138	277,255
LONG-TERM DEBT	72,967	92,399
DEFERRED TAXES AND OTHER LIABILITIES	44,075	70,876

Total liabilities	343,180	440,530

COMMITMENTS AND CONTINGENCIES (Note 4 and Note 10)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 69,154,241 and 69,634,101 shares issued	691	696
Capital in excess of par	286,120	305,209
Retained earnings	752,361	880,084
Accumulated other comprehensive income	23,496	43,629

Total	1,062,668	1,229,618
Treasury stock, 15,234,677 and 18,154,660 shares at cost	(308,896)	(413,681)

Total shareholders’ equity	753,772	815,937

TOTAL	$1,096,952	$1,256,467

The accompanying notes are an integral part of these consolidated financial statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
For the Years Ended
January 28, 2006, February 3, 2007 and February 2, 2008

	Fiscal Year
	2005	2006	2007
	(In thousands, except per share amounts)

Net sales:
Clothing product	$1,527,526	$1,641,300	$1,656,167
Tuxedo rental, alteration and other services	197,372	240,764	456,391

Total net sales	1,724,898	1,882,064	2,112,558
Cost of sales:
Clothing product, including buying and distribution costs	737,149	742,769	709,260
Tuxedo rental, alteration and other services	103,527	114,779	161,240
Occupancy costs	187,087	208,811	272,001

Total cost of sales	1,027,763	1,066,359	1,142,501
Gross margin	697,135	815,705	970,057
Selling, general and administrative expenses	531,839	591,767	741,405

Operating income	165,296	223,938	228,652
Interest income	(3,280)	(9,786)	(5,987)
Interest expense	5,888	9,216	5,046

Earnings before income taxes	162,688	224,508	229,593
Provision for income taxes	58,785	75,933	82,552

Net earnings	$103,903	$148,575	$147,041

Net earnings per share:
Basic	$1.93	$2.80	$2.76

Diluted	$1.88	$2.71	$2.73

Weighted average common shares outstanding:
Basic	53,753	53,111	53,258

Diluted	55,365	54,749	53,890

The accompanying notes are an integral part of these consolidated financial statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the Years Ended
January 28, 2006, February 3, 2007 and February 2, 2008

				Accumulated
		Capital		Other
	Common	in Excess	Retained	Comprehensive	Treasury
	Stock	of Par	Earnings	Income	Stock	Total
	(In thousands, except shares)

BALANCE — January 29, 2005	$436	$218,327	$513,430	$17,477	$(180,822)	$568,848
Comprehensive income:
Net earnings	—	—	103,903	—	—	103,903
Translation adjustment	—	—	—	9,826	—	9,826
Change in derivative fair value	—	—	—	(425)	—	(425)

Total comprehensive income						113,304
Stock dividend — 50%	223	(223)	—	—	—	—
Cash dividends declared — $0.05 per share	—	—	(2,653)	—	—	(2,653)
Common stock issued to stock discount plan — 65,596 shares	—	1,427	—	—	—	1,427
Common stock issued upon exercise of stock options — 1,667,477 shares	12	22,823	—	—	—	22,835
Tax benefit related to stock-based plans	—	9,646	—	—	—	9,646
Amortization of deferred compensation	—	2,906	—	—	—	2,906
Treasury stock issued to profit sharing plan — 67,628 shares	—	308	—	—	1,192	1,500
Treasury stock purchased — 3,199,750 Shares	—	—	—	—	(90,280)	(90,280)

BALANCE — January 28, 2006	671	255,214	614,680	26,878	(269,910)	627,533
Comprehensive income:
Net earnings	—	—	148,575	—	—	148,575
Translation adjustment	—	—	—	(3,401)	—	(3,401)
Change in derivative fair value	—	—	—	19	—	19

Total comprehensive income						145,193
Cash dividends paid — $0.20 per share	—	—	(8,177)	—	—	(8,177)
Cash dividends declared — $0.05 per share	—	—	(2,717)	—	—	(2,717)
Stock-based compensation	—	6,965	—	—	—	6,965
Conversion of debt to common stock — 1,222,364 shares	12	(12)	—	—	—	—
Common stock issued to stock discount plan — 62,543 shares	1	1,728	—	—	—	1,729
Common stock issued upon exercise of stock options — 573,689 shares	6	9,088	—	—	—	9,094
Common stock issued upon vesting of restricted stock and deferred stock units — 57,821 shares	1	(1)	—	—	—	—
Tax payments related to vested deferred stock units	—	(677)	—	—	—	(677)
Tax benefit related to stock-based plans	—	4,800	—	—	—	4,800
Tax benefit related to conversion of debt to common stock	—	8,318	—	—	—	8,318
Treasury stock issued to profit sharing plan — 68,564 shares	—	697	—	—	1,303	2,000
Treasury stock purchased — 1,134,000 shares	—	—	—	—	(40,289)	(40,289)

BALANCE — February 3, 2007	691	286,120	752,361	23,496	(308,896)	753,772
Cumulative effect upon adoption of FIN 48	—	—	(1,060)	—	—	(1,060)
Cumulative effect upon adoption of EITF 06-02	—	—	(4,998)	—	—	(4,998)
Comprehensive income:
Net earnings	—	—	147,041	—	—	147,041
Translation adjustment	—	—	—	20,133	—	20,133

Total comprehensive income						167,174
Cash dividends paid — $0.23 per share	—	—	(9,635)	—	—	(9,635)
Cash dividends declared — $0.07 per share	—	—	(3,625)	—	—	(3,625)
Stock-based compensation	—	8,466	—	—	—	8,466
Common stock issued to stock discount plan — 66,764 shares	1	2,191	—	—	—	2,192
Common stock issued upon exercise of stock options — 317,813 shares	3	4,933	—	—	—	4,936
Common stock issued upon vesting of restricted stock and deferred stock units — 111,643 shares	1	(1)	—	—	—	—
Tax payments related to vested deferred stock units	—	(1,842)	—	—	—	(1,842)
Tax benefit related to stock-based plans	—	4,164	—	—	—	4,164
Treasury stock issued to profit sharing plan — 65,207 shares	—	1,178	—	—	1,322	2,500
Treasury stock purchased — 2,985,190 shares	—	—	—	—	(106,107)	(106,107)

BALANCE — February 2, 2008	$696	$305,209	$880,084	$43,629	$(413,681)	$815,937

The accompanying notes are an integral part of these consolidated financial statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended
January 28, 2006, February 3, 2007 and February 2, 2008

	Fiscal Year
	2005	2006	2007
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$103,903	$148,575	$147,041
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	61,874	61,387	80,296
Tuxedo rental product amortization	15,341	16,858	42,067
Loss on disposition of assets	—	1,365	53
Write-off of deferred financing costs	—	1,263	—
Deferred rent expense	(2,672)	2,021	3,562
Stock-based compensation	2,906	6,965	8,466
Deferred tax provision (benefit)	2,983	(1,470)	2,992
(Increase) decrease in accounts receivable	(209)	(223)	3,575
Increase in inventories	(5,994)	(33,844)	(25,446)
Increase in tuxedo rental product	(30,555)	(22,346)	(34,826)
(Increase) decrease in other assets	606	(3,374)	(4,865)
Decrease in accounts payable, accrued expenses and other current liabilities	(725)	(18,112)	(17,179)
Increase (decrease) in income taxes payable	6,987	448	(10,950)
Increase in other liabilities	116	1,281	10,091

Net cash provided by operating activities	154,561	160,794	204,877

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(66,499)	(72,904)	(126,076)
Net assets acquired, net of cash	—	—	(68,232)
Purchases of available-for-sale investments	(106,850)	(279,120)	(337,401)
Proceeds from sales of available-for-sale investments	44,075	341,895	277,480
Investment in trademarks, tradenames and other assets	(141)	(1,506)	(40)

Net cash used in investing activities	(129,415)	(11,635)	(254,269)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	24,262	10,823	7,128
Proceeds from revolving credit facility	—	—	30,500
Payments on revolving credit facility	—	—	(25,125)
Bank borrowings	71,695	—	—
Principal payments on debt	—	(130,000)	—
Deferred financing costs	(556)	(330)	—
Cash dividends paid	—	(10,830)	(12,353)
Tax payments related to vested deferred stock units	—	(677)	(1,842)
Excess tax benefits from stock-based compensation	—	3,059	3,385
Purchase of treasury stock	(90,280)	(40,289)	(106,107)

Net cash provided by (used in) financing activities	5,121	(168,244)	(104,414)

Effect of exchange rate changes	4,951	(1,447)	13,558

INCREASE ( DECREASE) IN CASH AND CASH EQUIVALENTS	35,218	(20,532)	(140,248)
Balance at beginning of period	165,008	200,226	179,694

Balance at end of period	$200,226	$179,694	$39,446

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$4,600	$8,117	$4,918

Income taxes	$50,105	$75,501	$87,218

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash dividends declared	$2,653	$2,717	$3,625

Additional capital in excess of par resulting from tax benefit related to stock-based plans	$9,646	$4,800	$4,164

Additional capital in excess of par resulting from tax benefit related to conversion of debt to common stock	$—	$8,318	$—

Treasury stock contributed to employee stock plan	$1,500	$2,000	$2,500

Capital expenditure purchases accrued in accounts payable and accrued expenses	$—	$10,220	$15,159

The accompanying notes are an integral part of these consolidated financial statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended
January 28, 2006, February 3, 2007 and February 2, 2008

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business — The Men’s Wearhouse, Inc. and its subsidiaries (the “Company”) is a specialty retailer of menswear, including tuxedo rental and alteration services. We operate throughout the United States primarily under the brand names of Men’s Wearhouse, MW Tux and K&G and under the brand name of Moores in Canada. We follow the standard fiscal year of the retail industry, which is a 52-week or 53-week period ending on the Saturday closest to January 31. Fiscal year 2005 ended on January 28, 2006, fiscal year 2006 ended on February 3, 2007 and fiscal year 2007 ended on February 2, 2008. Fiscal years 2005 and 2007 included 52 weeks and fiscal 2006 included 53 weeks.

On April 9, 2007, we acquired all of the outstanding stock of After Hours Formalwear, Inc. (“After Hours”), a men’s formalwear rental chain operating in the United States. As a result of the acquisition, the consolidated statement of earnings and consolidated statement of cash flows for the year ended February 2, 2008 include the results of operations and cash flows, respectively, of After Hours beginning April 10, 2007. In addition, the consolidated balance sheet as of February 2, 2008 includes estimates of the fair values of the assets acquired and liabilities assumed from After Hours as of the acquisition date. See Note 2 for further information about the acquisition.

During fiscal year 2004, we opened six new casual clothing/sportswear concept stores in order to test an expanded, more fashion-oriented merchandise concept for men and women. In March 2005, it was determined that no further investments would be made into these test concept stores and, as of June 30, 2005, all six of the stores had been closed. Net operating losses from these stores reduced diluted earnings per share by $0.11 for fiscal 2005.

Principles of Consolidation — The consolidated financial statements include the accounts of The Men’s Wearhouse, Inc. and its subsidiaries. Intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

Cash and Cash Equivalents — Cash and cash equivalents includes all cash in banks, cash on hand and all highly liquid investments with an original maturity of three months or less. As substantially all of our cash is held by two financial institutions, we are exposed to risk of loss in the event of failure of any of these parties. However, due to the creditworthiness of these two financial institutions, we anticipate full performance and access to our deposits and liquid investments.

Short-term Investments — Short-term investments at February 2, 2008 consist of commercial paper, which represents funds available for current operations. In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), these short-term investments are classified as available-for-sale and are carried at cost, or par value which approximates the fair market value, with interest on these securities included in interest income. These securities have stated original maturities between 91 and 133 days.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable — Accounts receivable consists of our receivables from third-party credit card providers and other trade receivables, net of an allowance for uncollectible accounts of $0.2 million and $0.3 million in fiscal 2006 and 2007, respectively. Collectibility is reviewed regularly and the allowance is adjusted as necessary.

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

Tuxedo Rental Product — Tuxedo rental product is amortized to cost of sales based on the cost of each unit rented. The cost of each unit rented is estimated based on the number of times the unit is expected to be rented and the average cost of the rental product. An estimate for lost and damaged rental product is also charged to cost of sales. Tuxedo rental product is amortized to expense generally over a two to three year period. Amortization expense was $15.3 million, $16.9 million and $42.1 million for fiscal 2005, 2006 and 2007, respectively.

Goodwill and Other Assets — Goodwill and Other Assets — Intangible assets are initially recorded at their fair values. Identifiable intangible assets with finite useful lives are amortized to expense over the estimated useful life of the asset. Trademarks, tradenames and other intangibles are amortized over estimated useful lives of 3 to 17 years using the straight-line method. The carrying value of goodwill and other intangible assets with indefinite lives are reviewed annually for possible impairment. The impairment review is based on a discounted cash flow approach at the reporting unit level that requires significant management judgment with respect to sales, gross margin and expense growth rates, and the selection and use of an appropriate discount rate. The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease an impairment charge. The occurrence of an unexpected event or change in circumstances, such as adverse business conditions or other economic factors, would determine the need for impairment testing between annual impairment tests. No impairment was identified in fiscal 2005, 2006 or 2007.

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

Fair Value of Financial Instruments — As of February 3, 2007 and February 2, 2008, management estimates that the fair value of cash and cash equivalents, receivables, accounts payable, accrued expenses, other current liabilities and long-term debt are carried at amounts that reasonably approximate their fair value.

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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loyalty Program — We maintain a customer loyalty program in our Men’s Wearhouse and Moores stores in which customers receive points for purchases. Points are equivalent to dollars spent on a one-to-one basis, excluding any sales tax dollars. Upon reaching 500 points, customers are issued a $50 rewards certificate which they may redeem for purchases at our Men’s Wearhouse, MW Tux or Moores stores. Generally, reward certificates earned must be redeemed no later than six months from the date of issuance. We accrue the estimated costs of the anticipated certificate redemptions when the certificates are issued and charge such costs to cost of goods sold. Redeemed certificates are recorded as markdowns when redeemed and no revenue is recognized for the redeemed certificate amounts. The estimate of costs associated with the loyalty program requires us to make assumptions related to the cost of product or services to be provided to customers when the certificates are redeemed as well as redemption rates.

Vendor Allowances — Vendor allowances received are recognized as a reduction of the cost of the merchandise purchased.

Shipping and Handling Costs — All shipping and handling costs for product sold are recognized as cost of goods sold.

Operating Leases — Operating leases relate primarily to stores and generally contain rent escalation clauses, rent holidays, contingent rent provisions and occasionally leasehold incentives. Rent expense for operating leases is recognized on a straight-line basis over the term of the lease, which is generally five to ten years based on the initial lease term plus first renewal option periods that are reasonably assured. Rent expense for stores is included in cost of sales as a part of occupancy cost and other rent is included in selling general and administrative expenses. The lease terms commence when we take possession with the right to control use of the leased premises and, for stores, is generally 60 days prior to the date rent payments begin. Prior to fiscal 2006, we capitalized rent amounts allocated to the construction period (“pre-opening rents”) for leased properties as leasehold improvements. In fiscal 2006, we adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. FAS 13-1 (“FSP 13-1”), “Accounting for Rental Costs Incurred during a Construction Period,” which requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. For fiscal 2006 and 2007, pre-opening rents included in the consolidated statement of earnings were approximately $2.2 million and $2.3 million, respectively.

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

Advertising — Advertising costs are expensed as incurred or, in the case of media production costs, when the commercial first airs. Advertising expenses were $61.5 million, $67.3 million and $73.8 million in fiscal 2005, 2006 and 2007, respectively.

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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to the adoption of SFAS 123R, we accounted for share-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123R replaces SFAS 123 and supersedes APB 25. We adopted SFAS 123R using the modified prospective transition method; therefore, results from prior periods have not been restated. Under this transition method, stock-based compensation expense recognized in fiscal 2006 includes: (i) compensation expense for share-based payment awards granted prior to, but not yet vested at, January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and (ii) compensation expense for the share-based payment awards granted subsequent to January 29, 2006, based on the grant-date fair values estimated in accordance with the provisions of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R for fiscal 2006 and 2007 was $7.0 million and $8.5 million, respectively, which primarily related to stock options and deferred stock units. Stock-based compensation expense for fiscal 2005 was $2.9 million, which primarily related to deferred stock units.

SFAS 123R requires companies to estimate the fair value of share-based payments on the grant date using an option pricing model. Under SFAS 123, we used the Black-Scholes option pricing model for valuation of share-based awards for our pro forma information. Upon adoption of SFAS 123R, we elected to continue to use the Black-Scholes option pricing model for valuing awards. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period.

Prior to the adoption of SFAS 123R, we presented all tax benefits resulting from the exercise of stock-based compensation awards as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. For fiscal 2006 and 2007, excess tax benefits realized from the exercise of stock-based compensation awards was $3.1 million and $3.4 million, respectively. The exercise of stock-based compensation awards resulted in a tax benefit to us of $9.6 million, $4.8 million and $4.2 million for fiscal 2005, 2006 and 2007, respectively, which has been recognized as capital in excess of par.

Had we elected to apply the accounting standards of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”), in fiscal 2005, our net earnings and net earnings per share would have been approximately the pro forma amounts indicated below (in thousands, except per share data):

Fiscal Year
2005

Net earnings, as reported	$103,903
Add: Stock-based compensation, net of tax included in reported net earnings	1,894
Deduct: Stock-based compensation, net of tax determined under fair-value based method	(4,663)

Pro forma net earnings	$101,134

Net earnings per share:
As reported:
Basic	$1.93
Diluted	$1.88
Pro forma:
Basic	$1.88
Diluted	$1.83

Refer to Note 7 for additional disclosures regarding stock-based compensation.

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

Segment Information — We consider our business as one operating segment based on the similar economic characteristics of our brands. Revenues of Canadian retail operations were $193.5 million, $228.5 million and $249.7 million for fiscal 2005, 2006 and 2007, respectively. Long-lived assets of our Canadian operations were $77.2 million and $92.0 million as of the end of fiscal 2006 and 2007, respectively.

Accounting for the Foreign Earnings Repatriation Provision — In December 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-2 provided guidance under FASB Statement No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (“Jobs Creation Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Creation Act provided a one-time 85% dividends received deduction for certain foreign earnings repatriated under a plan for reinvestment in the United States, provided certain criteria were met. During the fourth quarter of 2005, we completed our evaluation and repatriated US$74.7 million of foreign earnings from our Canadian subsidiaries. As a result of this repatriation, we recorded an additional $3.9 million in income tax expenses, which reduced our fiscal 2005 diluted earnings per share by $0.07.

Recently Issued Accounting Pronouncements — In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertain tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken on a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 as of the beginning of fiscal year 2007, which resulted in a $1.1 million increase to our liability for uncertain tax positions. The increase was recorded as a cumulative effect adjustment to retained earnings.

In accordance with FIN 48, we classify uncertain tax positions as non-current income tax liabilities unless they are expected to be paid within one year and we recognize interest and/or penalties related to income tax matters in income tax expense. See Note 5 for further information about income taxes.

In June 2006, the EITF ratified its conclusion on EITF Issue No. 06-02, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, ‘Accounting for Compensated Absences’ ” (“EITF 06-02”). EITF 06-02 requires that compensation expense associated with a sabbatical leave or other similar benefit arrangement be accrued over the requisite service period during which an employee earns the benefit. We adopted EITF 06-02 at the beginning of fiscal 2007 through a cumulative effect adjustment to retained earnings which resulted in an additional accrued liability of $8.2 million, additional deferred tax assets of $3.2 million and a reduction to retained earnings of $5.0 million. The adoption of EITF 06-02 resulted in additional pre-tax expenses of approximately $1.3 million in fiscal 2007.

In June 2006, the EITF ratified its conclusion on EITF No. 06-03, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation),” (“EITF 06-03”). EITF 06-03 concluded that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer such as sales, use, value added and certain excise taxes is an accounting policy decision that should be disclosed in a Company’s

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial statements. Additionally, companies that record such taxes on a gross basis should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF 06-03 was effective for fiscal years beginning after December 15, 2006. The adoption of EITF 06-03 had no effect on our financial position, results of operations or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance regarding the consideration given to prior year misstatements when determining materiality in current year financial statements. SAB 108 was effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 157 to have any material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides companies with an option to measure certain financial instruments and other items at fair value with changes in fair value reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 159 to have any material impact on our financial position, results of operations or cash flows.

In June 2007, the EITF ratified its conclusion on EITF Issue No. 06-11 “Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. We are currently evaluating the impact that the adoption of EITF 06-11 will have on our financial position, results of operation and cash flows.

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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Acquisition

On April 9, 2007, we completed the acquisition of After Hours, a men’s formalwear chain in the United States with 509 stores operating under After Hours Formalwear and Mr. Tux store fronts. As a result of the acquisition of After Hours, the consolidated statement of earnings and consolidated statement of cash flows for the year ended February 2, 2008 include the results of operations and cash flows, respectively, of After Hours beginning April 10, 2007. In addition, the consolidated balance sheet as of February 2, 2008 includes estimates of the fair values of the assets acquired and liabilities assumed as of the acquisition date for After Hours. The Company also entered into a marketing agreement with David’s Bridal, Inc., the nation’s largest bridal retailer, in connection with the acquisition. The marketing agreement continued a preferred relationship between David’s Bridal, Inc. and After Hours and extended the preferred relationship to include the tuxedo rental operations of the Men’s Wearhouse stores.

Under the terms of the stock purchase agreement, we acquired all of the outstanding stock of After Hours from Federated Department Stores, Inc. in exchange for an aggregate purchase price of $100.0 million, adjusted for certain items, primarily customer cash deposits retained by Federated on rentals to be completed after closing. The total net cash consideration paid after these adjustments and other acquisition costs was approximately $69.8 million.

During the fourth quarter of 2007, we substantially completed the integration of the acquired After Hours operations with our other tuxedo operations, including the rebranding of the acquired stores to MW Tux. We also substantially completed our assessment of the fair values of the acquired After Hours assets and liabilities; however, the allocation of the purchase price remains subject to revisions until one year from the acquisition date.

The following table summarizes the estimated fair values of the non-cash assets and liabilities assumed at the date of acquisition (in thousands):

As of
April 9,
2007

Current non-cash assets	$33,669
Property and equipment	62,407
Tuxedo rental product	28,863
Goodwill	6,365
Intangible assets	9,237
Other assets	4,903

Total assets acquired	145,444

Current liabilities	66,690
Other liabilities	8,913

Total liabilities assumed	75,603

Net assets acquired	$69,841

All goodwill resulting from the acquisition is expected to be deductible for tax purposes. Acquired intangible assets consist primarily of favorable leases which are amortized over the remaining lease terms, ranging from one to 10 years.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following pro forma information presents the Company’s net sales, net earnings and earnings per share as if the After Hours acquisition had occurred on January 29, 2006, after giving effect to certain purchase accounting adjustments (in thousands, except per share amounts).

	Fiscal Year
	2006	2007

Total net sales	$2,126,826	$2,142,538
Net earnings	$141,338	$138,445
Net earnings per share:
Basic	$2.66	$2.60
Diluted	$2.58	$2.57

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

Basic EPS is computed using the weighted average number of common shares outstanding during the period and net earnings. Diluted EPS gives effect to the potential dilution which would have occurred if additional shares were issued for stock options exercised under the treasury stock method, as well as the potential dilution that could occur if outstanding contingent convertible debt or other contracts to issue common stock were converted or exercised.

The following table reconciles basic and diluted weighted average common shares outstanding and the related net earnings per share (in thousands, except per share amounts):

	Fiscal Year
	2005	2006	2007

Net earnings	$103,903	$148,575	$147,041

Basic weighted average common shares outstanding	53,753	53,111	53,258
Effect of dilutive securities:
Convertible notes (Note 4)	266	855	—
Stock options and equity-based compensation	1,346	783	632

Diluted weighted average common shares outstanding	55,365	54,749	53,890

Net earnings per share:
Basic	$1.93	$2.80	$2.76

Diluted	$1.88	$2.71	$2.73

4.	LONG-TERM DEBT

Our Amended and Restated Credit Agreement (the “Credit Agreement”) with a group of banks, which was last amended on February 2, 2007, provides for a total senior secured revolving credit facility of $200.0 million, which can be expanded to $250.0 million upon additional lender commitments, that matures on February 11, 2012. The Credit Agreement also provided our Canadian subsidiaries with a senior secured term loan used to fund the repatriation of US$74.7 million of Canadian earnings in January 2006 under the American Jobs Creation Act of 2004. The Canadian

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

term loan matures on February 10, 2011. The Credit Agreement is secured by the stock of certain of the Company’s subsidiaries. The Credit Agreement has several borrowing and interest rate options including the following indices: (i) an alternate base rate (equal to the greater of the prime rate or the federal funds rate plus 0.5%) or (ii) LIBO rate or (iii) CDO rate. Advances under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin up to 1.125%. The Credit Agreement also provides for fees applicable to unused commitments ranging from 0.100% to 0.175%. The effective interest rate for the revolving credit facility and the Canadian term loan was 6.0% and 4.8% at February 2, 2008, respectively. As of February 2, 2008, there was $5.4 million outstanding under the revolving credit facility and there was US$87.0 million outstanding under the Canadian term loan. Borrowings under the revolving credit facility were $59.8 million as of March 31, 2008.

The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain certain financial ratios. The restrictive provisions in the Credit Agreement have been modified to afford us with greater operating flexibility than was provided for in our previous facility and to reflect an overall covenant structure that is generally representative of a commercial loan made to an investment-grade company. Our debt, however, is not rated, and we have not sought, and are not seeking, a rating of our debt. We were in compliance with the covenants in the Credit Agreement as of February 2, 2008.

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

We utilize letters of credit primarily to secure inventory purchases. At February 2, 2008, letters of credit totaling approximately $14.8 million were issued and outstanding.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INCOME TAXES

The provision for income taxes consists of the following (in thousands):

	Fiscal Year
	2005	2006	2007

Current tax expense:
Federal	$46,050	$61,487	$56,531
State	3,567	5,447	5,570
Foreign	6,185	10,469	17,459
Deferred tax expense (benefit):
Federal and state	1,206	(1,804)	4,479
Foreign	1,777	334	(1,487)

Total	$58,785	$75,933	$82,552

No provision for U.S. income taxes or Canadian withholding taxes has been made on the cumulative undistributed earnings of Moores (approximately $150.7 million at February 2, 2008). The potential deferred tax liability associated with these earnings, net of foreign tax credits associated with the earnings, is estimated to be $21.2 million.

A reconciliation of the statutory federal income tax rate to our effective tax rate is as follows:

	Fiscal Year
	2005	2006	2007

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.7	2.7	2.6
Taxes from earnings repatriation under the Jobs Creation Act	2.4	—	—
Reversal of tax accruals	(2.7)	(2.3)	(1.1)
Foreign tax rate differential and other	(1.3)	(1.6)	(0.5)

	36.1%	33.8%	36.0%

At February 3, 2007, we had net deferred tax liabilities of $3.2 million with $9.0 million classified as other current assets and $12.2 million classified as other liabilities (non-current). At February 2, 2008, we had net deferred tax liabilities of $21.2 million with $16.4 million classified as other current assets, $8.8 million classified as other non-current assets and $4.0 million classified as other non-current liabilities.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total deferred tax assets and liabilities and the related temporary differences as of February 3, 2007 and February 2, 2008 were as follows (in thousands):

	February 3,	February 2,
	2007	2008

Deferred tax assets:
Accrued rent and other expenses	$17,207	$31,062
Accrued compensation	5,831	12,094
Accrued inventory markdowns	1,766	1,703
Deferred intercompany profits	4,889	5,955
Unused foreign tax credits	222	280

	29,915	51,094

Deferred tax liabilities:
Capitalized inventory costs	(7,631)	(9,363)
Property and equipment	(21,108)	(14,576)
Intangibles	(4,157)	(5,666)
Other	(226)	(249)

	(33,122)	(29,854)

Net deferred tax liabilities	$(3,207)	$21,240

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 as of the beginning of fiscal year 2007, which resulted in a $1.1 million increase to our liability for uncertain tax positions. The increase was recorded as a cumulative effect adjustment to retained earnings.

In accordance with FIN 48, we classify uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year and recognize interest and/or penalties related to income tax matters in income tax expense. As of February 4, 2007 and February 2, 2008, the total amount of accrued interest related to uncertain tax positions is $4.5 million and $3.3 million, respectively.

The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

Gross unrecognized tax benefits as of February 4, 2007	$13,018
Increase in tax positions for prior years	600
Decrease in tax positions for prior years	(555)
Increase in tax positions for current year	1,935
Decrease in tax positions for current year	—
Settlements	(1,268)
Lapse from statute of limitations	(2,053)

Gross unrecognized tax benefits as of February 2, 2008	$11,677

Of the $11.7 million in unrecognized tax benefits as of February 2, 2008, $8.2 million, if recognized, would reduce our income tax expense and effective tax rate.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2004, the FASB issued FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. The Jobs Creation Act provided a one-time 85% dividends received deduction for certain foreign earnings repatriated under a plan for reinvestment in the United States, provided certain criteria are met. During the fourth quarter of 2005, we repatriated US$74.7 million of foreign earnings from our Canadian subsidiaries under the provisions of the Jobs Creation Act. As a result of this repatriation, we recorded an additional $3.9 million in income tax expenses, which reduced our 2005 diluted earnings per share by $0.07.

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

Tax years 2003 through 2007 are open to examination by various tax jurisdictions. Our major tax jurisdictions are the United States and Canada. We are currently under examination by the Internal Revenue Service for the 2004 and 2005 tax years. In addition, a number of state and provincial examinations are ongoing. As of February 2, 2008, we cannot reasonably determine the timing or outcomes of these examinations.

6.	OTHER ASSETS AND ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Other assets consist of the following (in thousands):

	February 3,	February 2,
	2007	2008

Trademarks, tradenames and other intangibles	$9,316	$17,053
Accumulated amortization	(4,418)	(6,753)

	4,898	10,300
Non-current deferred tax asset	—	8,767
Deposits and other	7,153	6,840

Total other assets	$12,051	$25,907

Accrued expenses consist of the following (in thousands):

Accrued salary, bonus, sabbatical and vacation	$31,323	$41,812
Sales, payroll and property taxes payable	15,636	16,387
Unredeemed gift certificates	19,290	20,254
Accrued workers compensation and medical costs	9,387	12,023
Tuxedo rental deposits	2,596	9,465
Other	17,017	25,011

Total	$95,249	$124,952

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.  CAPITAL STOCK, STOCK OPTIONS AND BENEFIT PLANS

Dividends

On June 13, 2005, we effected a three-for-two stock split by paying a 50% stock dividend to shareholders of record as of May 31, 2005.

Cash dividends paid were approximately $10.8 million and $12.4 million during fiscal year 2006 and 2007, respectively. The quarterly cash dividends per share for fiscal 2006 and 2007 are presented below:

Fiscal Year 2006
First quarter ended April 29, 2006	$0.05
Second quarter ended July 29, 2006	0.05
Third quarter ended October 28, 2006	0.05
Fourth quarter ended February 3, 2007	0.05
Fiscal Year 2007
First quarter ended May 5, 2007	$0.05
Second quarter ended August 4, 2007	0.06
Third quarter ended November 3, 2007	0.06
Fourth quarter ended February 2, 2008	0.06

In January 2008, our Board of Directors declared a quarterly cash dividend of $0.07 per share of our common stock payable on March 28, 2008 to shareholders of record on March 18, 2008. The dividend payout is approximately $3.6 million and is included in accrued expenses and other current liabilities as of February 2, 2008.

Stock Repurchase Program

In June 2004, the Board of Directors authorized the repurchase of up to $50.0 million of our common stock in the open market or in private transactions. During fiscal 2005, we repurchased 1,503,750 shares under this program at a cost of $40.5 million in open market transactions at an average price per share of $26.93. In May 2005, the Board of Directors approved a replenishment of our share repurchase program to $50.0 million by authorizing $43.0 million to be added to the remaining $7.0 million under the June 2004 authorization program. During the remainder of fiscal 2005, a total of 1,696,000 shares at a cost of $49.8 million were repurchased in open market transactions under the May 2005 replenishment program at an average price per share of $29.36. During fiscal 2005, a total of 3,199,750 shares at a cost of $90.3 million were repurchased in open market transactions under all authorized programs at an average price per share of $28.21.

In January 2006, the Board of Directors authorized a $100.0 million share repurchase program of our common stock, which superseded any remaining previous authorizations. During fiscal 2006, a total of 1,134,000 shares at a cost of $40.3 million were purchased in open market transactions under this program at an average price per share of $35.53.

During fiscal 2007, we repurchased under the January 2006 program 1,063,200 shares at a cost of $50.1 million in open market transactions and 8,290 shares at a cost of $0.3 million in private transactions for a total of 1,071,490 shares at an average price of $47.06. In August 2007, the Company’s Board of Directors approved a replenishment of the Company’s share repurchase program to $100.0 million by authorizing $90.3 million to be added to the remaining $9.7 million of the then current program. During the remainder of fiscal 2007, 1,913,700 shares at a cost of $55.7 million were purchased in open market transactions under the August 2007 replenishment at an average price of $29.10. At February 2, 2008, the remaining balance available under the August 2007 replenishment was $44.3 million.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes the activity under our stock repurchase programs during fiscal 2005, 2006 and 2007, respectively (in thousands, except share data and average price per share):

			Average Price
	Shares	Cost	per Share

Total shares repurchased during fiscal 2005	3,199,750	$90,280	$28.21
Total shares repurchased during fiscal 2006	1,134,000	$40,289	$35.53
Total shares repurchased during fiscal 2007	2,985,190	$106,107	$35.54

The following table shows the changes during fiscal 2005, 2006 and 2007 in our treasury shares held:

Treasury
Shares

Balance, January 29, 2005	11,037,119
Treasury stock issued to profit sharing plan	(67,628)
Purchases of treasury stock	3,199,750

Balance, January 28, 2006	14,169,241
Treasury stock issued to profit sharing plan	(68,564)
Purchases of treasury stock	1,134,000

Balance, February 3, 2007	15,234,677
Treasury stock issued to profit sharing plan	(65,207)
Purchases of treasury stock	2,985,190

Balance, February 2, 2008	18,154,660

The total cost of the 18,154,660 shares of treasury stock held is $413.7 million or $22.79 per share.

Preferred Stock

Our Board of Directors is authorized to issue up to 2,000,000 shares of preferred stock and to determine the dividend rights and terms, redemption rights and terms, liquidation preferences, conversion rights, voting rights and sinking fund provisions of those shares without any further vote or act by the company shareholders. There was no issued preferred stock as of February 3, 2007 and February 2, 2008.

Stock Plans

We have adopted the 1996 Long-Term Incentive Plan (formerly known as the 1996 Stock Option Plan) (“1996 Plan”) which, as amended, provides for an aggregate of up to 2,775,000 shares of our common stock (or the fair market value thereof) with respect to which stock options, stock appreciation rights, restricted stock, deferred stock units and performance based awards may be granted to full-time key employees (excluding certain officers); the 1998 Key Employee Stock Option Plan (“1998 Plan”) which, as amended, provides for the grant of options to purchase up to 3,150,000 shares of our common stock to full-time key employees (excluding certain officers); and the 2004 Long-Term Incentive Plan (“2004 Plan”) which provides for an aggregate of up to 900,000 shares of our common stock (or the fair market value thereof) with respect to which stock options, stock appreciation rights, restricted stock, deferred stock units and performance based awards may be granted to full-time key employees. No awards may be granted pursuant to the plans after the end of ten years following the effective date of such plan; provided however, no awards may be granted pursuant to the 1996 Plan after March 29, 2014, which is ten years following its amended and restated effective date. Options granted under these plans must be exercised within ten years of the date of grant.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In fiscal 1992, we also adopted a Non-Employee Director Stock Option Plan (“Director Plan”) which, as amended, provides for an aggregate of up to 251,250 shares of our common stock with respect to which stock options, stock appreciation rights or restricted stock awards may be granted to non-employee directors of the Company. In fiscal 2001, the Director Plan’s termination date was extended to February 23, 2012. Options granted under this plan must be exercised within ten years of the date of grant.

Options granted under these Plans vest annually in varying increments over a period from one to ten years. Under the 1996 Plan and the 2004 Plan, options may not be issued at a price less than 100% of the fair market value of our stock on the date of grant. Under the 1996 Plan and the 2004 Plan, the vesting, transferability restrictions and other applicable provisions of any stock appreciation rights, restricted stock, deferred stock units or performance based awards will be determined by the Compensation Committee of the Company’s Board of Directors. Grants of deferred stock units generally vest over a period from one to three years; however, certain grants vest annually at varying increments over a period up to seven years.

Options granted under the Director Plan vest one year after the date of grant and are issued at a price equal to the fair market value of our stock on the date of grant; provided, however, that the committee that administers the Director Plan may elect to grant stock appreciation rights, having such terms and conditions as the committee determines, in lieu of any option grant. Restricted stock awards granted under the Director Plan vest one year after the date of grant.

As of February 2, 2008, 1,594,135 shares were available for grant under existing plans and 3,170,296 shares of common stock were reserved for future issuance.

Stock Options

The following table is a summary of our stock option activity:

	Shares Under	Weighted-Average	Options
	Option	Exercise Price	Exercisable

Options outstanding, January 29, 2005	4,132,782	$14.51	2,021,213

Granted	21,000	$31.54
Exercised	(1,667,477)	$13.69
Forfeited	(479,760)	$14.17

Options outstanding, January 28, 2006	2,006,545	$15.58	935,516

Granted	16,500	$41.68
Exercised	(573,689)	$15.86
Forfeited	(15,340)	$11.85

Options outstanding, February 3, 2007	1,434,016	$15.81	669,772

Granted	118,000	$39.60
Exercised	(317,813)	$15.55
Forfeited	(125,078)	$21.16

Options outstanding, February 2, 2008	1,109,125	$17.82	501,369

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average fair value of stock options granted during fiscal 2005, 2006 and 2007 was $16.41, $17.72, and $17.46, respectively. The fair value of options is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Fiscal Year
	2005	2006	2007

Risk-free interest rates	4.09%	4.74%	3.72%
Expected lives	6 years	5 years	7 years
Dividend yield	0.00%	0.58%	0.50%
Expected volatility	48.24%	42.68%	36.57%

The expected volatility is based on historical volatility of our common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term represents the period of time the options are expected to be outstanding after their grant date. The dividend yield is based on the average of the annual dividend divided by the market price of our common stock at the time of declaration. The total intrinsic value of options exercised during fiscal 2005, 2006 and 2007 was $26.2 million, $12.4 million and $9.8 million, respectively. As of February 2, 2008, we have unrecognized compensation expense related to nonvested stock options of approximately $3.8 million which is expected to be recognized over a weighted average period of 3.1 years.

Grants of stock options outstanding as of February 2, 2008 are summarized as follows:

	Options Outstanding				Options Exercisable
		Weighted-
		Average	Weighted-	Aggregate		Weighted-	Aggregate
		Remaining	Average	Intrinsic		Average	Intrinsic
	Number	Contractual	Exercise	Value	Number	Exercise	Value
Range of Exercise Prices	Outstanding	Life	Price	(000’s)	Exercisable	Price	(000’s)

$ 7.97 to 12.00	191,168	5.1 Years	$9.78	$3,143	80,918	$9.53	$1,350
12.00 to 15.00	443,423	4.5 Years	14.35	5,264	244,656	14.35	2,903
15.00 to 20.00	251,600	4.1 Years	16.28	2,501	132,356	16.55	1,280
20.00 to 25.00	66,129	6.6 Years	20.99	346	13,634	21.46	65
25.00 to 47.18	156,805	9.1 Years	39.31	—	29,805	34.86	—

$ 7.97 to 47.18	1,109,125	5.2 Years	$17.75	$11,254	501,369	$15.57	$5,598

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock and Deferred Stock Units

The following is a summary of our nonvested restricted stock and deferred stock unit activity:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Nonvested at January 29, 2005	12,000	$20.62
Granted	530,960	$28.33
Vested	(12,000)	$20.62
Forfeited	(18,072)	$27.77

Nonvested at January 28, 2006	512,888	$28.35
Granted	92,252	$36.14
Vested(1)	(76,985)	$28.69
Forfeited	(14,453)	$28.16

Nonvested at February 3, 2007	513,702	$28.69
Granted	126,307	$44.51
Vested(1)	(153,647)	$30.25
Forfeited	(19,326)	$35.43

Nonvested at February 2, 2008	467,036	$33.30

(1)	Includes 19,164 and 42,004 shares relinquished for tax payments related to the vesting deferred stock units in fiscal 2006 and 2007, respectively.

During fiscal 2005, 2006 and 2007, 530,960, 92,252, and 126,307 restricted and deferred stock units, respectively, were granted at a weighted-average grant date fair value of $28.33, $36.14, and $44.51, respectively. As of February 2, 2008, we have unrecognized compensation expense related to nonvested restricted stock and deferred stock units of approximately $8.3 million which is expected to be recognized over a weighted average period of 1.8 years. The total fair value of shares vested during fiscal 2005, 2006 and 2007 was $0.4 million, $2.8 million and $6.7 million, respectively. At February 2, 2008, there were total nonvested shares of 467,036, including 87,940 nonvested restricted shares.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of activity for our nonvested restricted shares:

Nonvested Restricted Shares	Shares

Nonvested at January 29, 2005	12,000
Granted	105,800
Vested	(12,000)
Forfeited	—

Nonvested at January 28, 2006	105,800
Granted	9,000
Vested	(9,000)
Forfeited	—

Nonvested at February 3, 2007	105,800
Granted	10,500
Vested	(26,860)
Forfeited	(1,500)

Nonvested at February 2, 2008	87,940

During fiscal 2005, 2006 and 2007, 9,000, 9,000 and 10,500 restricted stock shares, respectively, were granted to our outside directors under the Director Plan at an average grant price of $34.64, $43.82 and $29.21 per share, respectively.

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

Employee Profit Sharing and Stock Purchase Plans

We have an employee stock ownership plan and a profit sharing plan which allows employees to save for retirement on a tax deferred basis. Both plans cover all eligible employees. Contributions to the employee stock ownership plan are made at the discretion of the Board of Directors. Employer matching contributions to the profit sharing plan are made based on a formula set by the Board of Directors from time to time. During fiscal 2005, 2006 and 2007, contributions charged to operations were $2.9 million, $3.5 million and $3.6 million, respectively, for the plans.

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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of ESDP shares is estimated using the Black-Scholes option pricing model in the quarter that the purchase occurs with the following weighted average assumptions for each respective period:

	Fiscal Year
	2005	2006	2007

Risk-free interest rates	3.33%	4.77%	4.37%
Expected lives	0.25	0.25	0.25
Dividend yield	0.00%	0.58%	0.50%
Expected volatility	31.43%	39.07%	40.16%

During fiscal 2005, 2006 and 2007, employees purchased 65,596, 62,543 and 66,765 shares, respectively, under the ESDP, the weighted-average fair value of which was $21.76, $27.64 and $32.83 per share, respectively. We recognized approximately $0.7 million and $0.8 million of stock-based compensation expense related to the ESDP for fiscal 2006 and 2007, respectively. As of February 2, 2008, 1,463,851 shares were reserved for future issuance under the ESDP.

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the net carrying amount of goodwill for the years ended February 3, 2007 and February 2, 2008 are as follows (in thousands):

Balance, January 28, 2006	$57,601
Translation adjustment	(734)

Balance, February 3, 2007	56,867
Translation adjustment	4,513
Goodwill of acquired business	6,365
Excess of tax deductible goodwill	(2,436)

Balance, February 2, 2008	$65,309

Goodwill increased by $6.4 million as a result of the acquisition of After Hours on April 9, 2007 (Note 2). In addition, goodwill was reduced by $2.4 million as a result of the tax benefit realized from additional tax-deductible goodwill associated with the acquisition.

The gross carrying amount and accumulated amortization of our other intangibles, which are included in other assets in the accompanying balance sheet, are as follows (in thousands):

	February 3,	February 2,
	2007	2008

Trademarks, tradenames and other intangibles	$9,316	$17,053
Accumulated amortization	(4,418)	(6,753)

Net total	$4,898	$10,300

The pretax amortization expense associated with intangible assets totaled approximately $1.0 million, $0.9 million and $2.3 million for fiscal 2005, 2006 and 2007, respectively. Pretax amortization expense associated with intangible assets at February 2, 2008 is estimated to be approximately $2.4 million for the fiscal year 2008, $2.1 million for the fiscal year 2009, $1.8 million for the fiscal year 2010, $1.2 million for the fiscal year 2011 and $1.0 million for fiscal 2012.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	SUPPLEMENTAL SALES INFORMATION

	Fiscal Year
	2005	2006	2007
	(In thousands)

Net sales:
Men’s tailored clothing product	$809,601	$859,777	$847,715
Men’s non-tailored clothing product	645,724	705,746	720,037
Ladies clothing product	68,033	68,765	68,189
Corporate uniform product	4,168	7,012	20,226

Total clothing product	1,527,526	1,641,300	1,656,167

Tuxedo rentals	96,196	119,487	325,272
Alteration services	84,824	102,277	109,227
Retail dry cleaning services	16,352	19,000	21,892

Total tuxedo rental, alteration and other services	197,372	240,764	456,391

Total net sales	$1,724,898	$1,882,064	$2,112,558

Net sales by brand:
MW (including After Hours from April 10, 2007)	$1,123,984	$1,208,388	$1,413,324
K&G	384,216	418,291	407,798
Moores	193,496	228,547	249,655
MW Cleaners	16,352	19,000	21,555
Twin Hill	4,168	7,012	20,226
Other	2,682	826	—

	$1,724,898	$1,882,064	$2,112,558

10.	COMMITMENTS AND CONTINGENCIES

Lease commitments

We lease retail business locations, office and warehouse facilities, copier equipment and automotive equipment under various noncancelable capital and operating leases expiring in various years through 2027. Rent expense for operating leases for fiscal 2005, 2006 and 2007 was $101.4 million, $112.9 million and $150.0 million, respectively, and includes contingent rentals of $0.6 million, $0.7 million and $0.8 million, respectively. Minimum

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

future rental payments under noncancelable capital and operating leases as of February 2, 2008 for each of the next five years and in the aggregate are as follows (in thousands):

	Operating	Capital
Fiscal Year	Leases	Leases

2008	$147,533	$1,688
2009	132,602	812
2010	113,718	417
2011	91,127	270
2012	72,130	61
Thereafter	201,917	1

Total	$759,027	3,249

Amounts representing interest		(345)

Capital lease obligations		$2,904

Leases on retail business locations specify minimum rentals plus common area maintenance charges and possible additional rentals based upon percentages of sales. Most of the retail business location leases provide for renewal options at rates specified in the leases. In the normal course of business, these leases are generally renewed or replaced by other leases.

At February 2, 2008, the gross capitalized balance and the accumulated depreciation balance of our capital lease assets was $4.8 million and $2.1 million, respectively, resulting in a net capitalized value of $2.7 million. At February 3, 2007, the gross capitalized balance and the accumulated depreciation balance of our capital lease assets was $5.2 million and $2.1 million, respectively, resulting in a net capitalized value of $3.1 million. These assets are included in furniture, fixtures and equipment on the balance sheet. The deferred liability balance of these capital lease assets is included in deferred taxes and other liabilities on the balance sheet.

Legal matters

We are involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of our business. Management believes that none of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

11.	SUBSEQUENT EVENTS

On March 3, 2008, we announced our decision to close our Montreal, Quebec-based manufacturing facility operated by Golden Brand Clothing (Canada) Ltd, an indirect wholly owned subsidiary of the Company. Despite previous reductions in production over the last three years, the strengthening Canadian dollar and the increasing pace of imports by our competitors have caused us to reach the decision to close the manufacturing facility and to use other alternate production sources. We expect the closure to occur in or around July 2008.

We expect the total pre-tax charge to be incurred in connection with the closure of the Montreal manufacturing facility to be approximately $8.5 million, which consists primarily of severance payments, the write-off of fixed assets, lease termination payments and costs to finalize the clean-up and closing of the facility. We also estimate that approximately $7.3 million of the charge will result in future cash expenditures.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	QUARTERLY RESULTS OF OPERATIONS (Unaudited)

Our quarterly results of operations reflect all adjustments, consisting only of normal, recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The consolidated results of operations by quarter for the 2006 and 2007 fiscal years are presented below (in thousands, except per share amounts):

	Fiscal 2006 Quarters Ended
	April 29,	July 29,	October 28,	February 3,
	2006	2006	2006	2007

Net sales	$434,564	$460,587	$430,068	$556,845
Gross margin	182,829	199,123	185,378	248,375
Net earnings	$28,856	$35,621	$31,774	$52,324
Net earnings per share:
Basic	$0.54	$0.67	$0.60	$0.99
Diluted	$0.53	$0.65	$0.58	$0.95

	Fiscal 2007 Quarters Ended
	May 5,	August 4,	November 3,	February 2,
	2007	2007	2007	2008

Net sales	$496,118	$569,346	$512,136	$534,958
Gross margin	226,273	274,498	240,471	228,815
Net earnings	$40,933	$54,226	$37,067	$14,815
Net earnings per share:
Basic	$0.76	$1.01	$0.70	$0.28
Diluted	$0.75	$1.00	$0.69	$0.28

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

Internal Control over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting and the Attestation Report of the Registered Public Accounting Firm thereon appear on pages 32 and 33, respectively, of this Annual Report on Form 10-K. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held June 25, 2008.

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

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held June 25, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held June 25, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held June 25, 2008.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held June 25, 2008.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.  Financial Statements

The following consolidated financial statements of the Company are included in Part II, Item 8:

Management’s Report on Internal Control over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of February 3, 2007 and February 2, 2008

Consolidated Statements of Earnings for the years ended January 28, 2006,

February 3, 2007 and February 2, 2008

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended January 28, 2006, February 3, 2007 and February 2, 2008

Consolidated Statements of Cash Flows for the years ended January 28, 2006, February 3, 2007 and February 2, 2008

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

The Men’s Wearhouse, Inc.

	Balance at	Charged to	Charged to	Deductions		Balance at
	Beginning	Costs and	Other	from	Translation	End of
	of Period	Expenses	Accounts(4)	Reserve(2)	Adjustment	Period
	(In thousands)

Allowance for uncollectible accounts(1):
Year ended January 28, 2006	$368	$162	$—	$(276)	$2	$256
Year ended February 3, 2007	256	153	—	(173)	(1)	235
Year ended February 2, 2008	235	178	—	(100)	7	320
Allowance for sales returns(1)(3):
Year ended January 28, 2006	$426	$(67)	$39	$—	$—	$398
Year ended February 3, 2007	398	23	100	—	—	521
Year ended February 2, 2008	521	73	(103)	—	—	491
Inventory reserves(1):
Year ended January 28, 2006	$7,097	$449	$—	$—	$298	$7,844
Year ended February 3, 2007	7,844	(153)	—	—	(120)	7,571
Year ended February 2, 2008	7,571	(1,085)	—	—	454	6,940

(1)	The allowance for uncollectible accounts, the allowance for sales returns and the inventory reserves are evaluated at the end of each fiscal quarter and adjusted based on the evaluation.

(2)	Consists primarily of write-offs of bad debt.

(3)	Allowance for sales returns is included in accrued expenses.

(4)	Deduction (Addition) to net sales.

All other schedules are omitted because they are not applicable or because the required information is included in the Consolidated Financial Statements or Notes thereto.

3.	Exhibits

Exhibit
Number		Exhibit

2.1	—	Stock Purchase Agreement dated November 16, 2006, by and among Federated Department Stores, Inc., David’s Bridal, Inc. and The Men’s Wearhouse, Inc. (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 17, 2006).
3.1	—	Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 1994).
3.2	—	Second Amended and Restated By-laws (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 6, 2007).
3.3	—	Articles of Amendment to the Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999).
4.1	—	Restated Articles of Incorporation (included as Exhibit 3.1).
4.2	—	Second Amended and Restated By-laws (included as Exhibit 3.2).
4.3	—	Form of Common Stock certificate (incorporated by reference from Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 33-45949)).
4.4	—	Articles of Amendment to the Restated Articles of Incorporation (included as Exhibit 3.3).

Exhibit
Number			Exhibit

4.5		—	Amended and Restated Credit Agreement, dated as of December 21, 2005, by and among The Men’s Wearhouse, Inc., Moores The Suit People Inc., Golden Brand Clothing (Canada) Ltd., the financial institutions from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and JPMorgan Chase Bank, N.A. as Canadian Agent. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 27, 2005).
4.6		—	Term Sheet Agreement dated as of January 29, 2003 evidencing the uncommitted CAN$10 million facility of National City Bank, Canada Branch to Golden Brand Clothing (Canada) Ltd. (incorporated by reference from Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003).
4.7		—	Agreement and Amendment to Amended and Restated Credit Agreement effective as of January 31, 2007, by and among the Company, Moores The Suit People Inc., Golden Brand Clothing (Canada) Ltd., the financial institutions from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 7, 2007).
*10	.1	—	1992 Non-Employee Director Stock Option Plan (As Amended and Restated Effective January 1, 2004), including forms of stock option agreement and restricted stock award agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 18, 2005).
*10	.2	—	Stock Agreement dated as of March 23, 1992, between the Company and George Zimmer (incorporated by reference from Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (Registration No. 33-45949)).
*10	.3	—	Split-Dollar Agreement and related Split-Dollar Collateral Assignment dated November 25, 1994 between the Company, George Zimmer and David Edwab, Co-Trustee of the Zimmer 1994 Irrevocable Trust (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 1995).
*10	.4	—	1996 Long-Term Incentive Plan (As Amended and Restated Effective March 29, 2004), including the forms of stock option agreement, restricted stock award agreement and deferred stock unit award agreement (incorporated by reference from Exhibit 10.20 to the Company’s Current Report on Form 8-K filed with the Commission on March 18, 2005).
*10	.5	—	1998 Key Employee Stock Option Plan (incorporated by reference from Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998).
*10	.6	—	First Amendment to 1998 Key Employee Stock Option Plan (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (registration No. 333-80033)).
*10	.7	—	Second Amendment to 1998 Key Employee Stock Option Plan (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2000).
*10	.8	—	Split-Dollar Agreement and related Split-Dollar Collateral Assignment dated May 25, 1995, by and between the Company and David H. Edwab (incorporated by reference from Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002).
*10	.9	—	Split-Dollar Agreement and related Split-Dollar Collateral Assignment dated May 25, 1995, between the Company, David H. Edwab and George Zimmer, Co-Trustee of the David H. Edwab 1995 Irrevocable Trust (incorporated by reference from Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002).
*10	.10	—	First Amendment to Split-Dollar Agreement dated January 17, 2002, between the Company, David H. Edwab and George Zimmer, Trustee of the David H. Edwab 1995 Irrevocable Trust (incorporated by reference from Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002).
*10	.11	—	Second Amended and Restated Employment Agreement effective as of October 1, 2005, by and between the Company and David H. Edwab (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 14, 2005).
*10	.12	—	2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005).

Exhibit
Number			Exhibit

*10	.13	—	Split-Dollar Agreement dated as of June 21, 2006, by and between The Men’s Wearhouse, Inc. and George Zimmer (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 2006).
21.1		—	Subsidiaries of the Company (filed herewith).
23.1		—	Consent of Deloitte & Touche LLP, independent auditors (filed herewith).
31.1		—	Certification of Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).
31.2		—	Certification of Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).
32.1		—	Certification of Annual Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).
32.2		—	Certification of Annual Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).

*	Management Compensation or Incentive Plan

The Company will furnish a copy of any exhibit described above to any beneficial holder of its securities upon receipt of a written request therefore, provided that such request sets forth a good faith representation that, as of the record date for the Company’s 2008 Annual Meeting of Shareholders, such beneficial holder is entitled to vote at such meeting, and provided further that such holder pays to the Company a fee compensating the Company for its reasonable expenses in furnishing such exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MEN’S WEARHOUSE, INC.

By	/s/ GEORGE ZIMMER
George Zimmer
Chairman of the Board and
Chief Executive Officer

Dated: April 2, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ GEORGE ZIMMER George Zimmer	Chairman of the Board, Chief Executive Officer and Director	April 2, 2008

/s/ NEILL P. DAVIS Neill P. Davis	Executive Vice President, Chief Financial Officer, Treasurer and Principal Financial Officer	April 2, 2008

/s/ DIANA M. WILSON Diana M. Wilson	Senior Vice President, Chief Accounting Officer and Principal Accounting Officer	April 2, 2008

/s/ DAVID H. EDWAB David H. Edwab	Vice Chairman of the Board and Director	April 2, 2008

/s/ RINALDO S. BRUTOCO Rinaldo S. Brutoco	Director	April 2, 2008

/s/ MICHAEL L. RAY Michael L. Ray	Director	April 2, 2008

/s/ SHELDON I. STEIN Sheldon I. Stein	Director	April 2, 2008

/s/ LARRY R. KATZEN Larry R. Katzen	Director	April 2, 2008

/s/ DEEPAK CHOPRA Deepak Chopra	Director	April 2, 2008

/s/ WILLIAM B. SECHREST William B. Sechrest	Director	April 2, 2008

EXHIBIT INDEX

Exhibit
Number			Exhibit

2.1		—	Stock Purchase Agreement dated November 16, 2006, by and among Federated Department Stores, Inc., David’s Bridal, Inc. and The Men’s Wearhouse, Inc. (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 17, 2006).
3.1		—	Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 1994).
3.2		—	Second Amended and Restated By-laws (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 6, 2007).
3.3		—	Articles of Amendment to the Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999).
4.1		—	Restated Articles of Incorporation (included as Exhibit 3.1).
4.2		—	Second Amended and Restated By-laws (included as Exhibit 3.2).
4.3		—	Form of Common Stock certificate (incorporated by reference from Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 33-45949)).
4.4		—	Articles of Amendment to the Restated Articles of Incorporation (included as Exhibit 3.3).
4.5		—	Amended and Restated Credit Agreement, dated as of December 21, 2005, by and among The Men’s Wearhouse, Inc., Moores The Suit People Inc., Golden Brand Clothing (Canada) Ltd., the financial institutions from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and JPMorgan Chase Bank, N.A. as Canadian Agent. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 27, 2005).
4.6		—	Term Sheet Agreement dated as of January 29, 2003 evidencing the uncommitted CAN$10 million facility of National City Bank, Canada Branch to Golden Brand Clothing (Canada) Ltd. (incorporated by reference from Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003).
4.7		—	Agreement and Amendment to Amended and Restated Credit Agreement effective as of January 31, 2007, by and among the Company, Moores The Suit People Inc., Golden Brand Clothing (Canada) Ltd., the financial institutions from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 7, 2007).
*10	.1	—	1992 Non-Employee Director Stock Option Plan (As Amended and Restated Effective January 1, 2004), including forms of stock option agreement and restricted stock award agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 18, 2005).
*10	.2	—	Stock Agreement dated as of March 23, 1992, between the Company and George Zimmer (incorporated by reference from Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (Registration No. 33-45949)).
*10	.3	—	Split-Dollar Agreement and related Split-Dollar Collateral Assignment dated November 25, 1994 between the Company, George Zimmer and David Edwab, Co-Trustee of the Zimmer 1994 Irrevocable Trust (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 1995).
*10	.4	—	1996 Long-Term Incentive Plan (As Amended and Restated Effective March 29, 2004), including the forms of stock option agreement, restricted stock award agreement and deferred stock unit award agreement (incorporated by reference from Exhibit 10.20 to the Company’s Current Report on Form 8-K filed with the Commission on March 18, 2005).
*10	.5	—	1998 Key Employee Stock Option Plan (incorporated by reference from Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998).
*10	.6	—	First Amendment to 1998 Key Employee Stock Option Plan (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (registration No. 333-80033)).
*10	.7	—	Second Amendment to 1998 Key Employee Stock Option Plan (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2000).

Exhibit
Number			Exhibit

*10	.8	—	Split-Dollar Agreement and related Split-Dollar Collateral Assignment dated May 25, 1995, by and between the Company and David H. Edwab (incorporated by reference from Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002).
*10	.9	—	Split-Dollar Agreement and related Split-Dollar Collateral Assignment dated May 25, 1995, between the Company, David H. Edwab and George Zimmer, Co-Trustee of the David H. Edwab 1995 Irrevocable Trust (incorporated by reference from Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002).
*10	.10	—	First Amendment to Split-Dollar Agreement dated January 17, 2002, between the Company, David H. Edwab and George Zimmer, Trustee of the David H. Edwab 1995 Irrevocable Trust (incorporated by reference from Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002).
*10	.11	—	Second Amended and Restated Employment Agreement effective as of October 1, 2005, by and between the Company and David H. Edwab (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 14, 2005).
*10	.12	—	2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005).
*10	.13	—	Split-Dollar Agreement dated as of June 21, 2006, by and between The Men’s Wearhouse, Inc. and George Zimmer (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 2006).
21.1		—	Subsidiaries of the Company (filed herewith).
23.1		—	Consent of Deloitte & Touche LLP, independent auditors (filed herewith).
31.1		—	Certification of Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).
31.2		—	Certification of Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).
32.1		—	Certification of Annual Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).
32.2		—	Certification of Annual Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).

*	Management Compensation or Incentive Plan