Form 10-Q
period 2008-05-03
MENS WEARHOUSE INC
filed 2008-06-12
CIK 884217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-16097
THE MEN’S WEARHOUSE, INC.
(Exact Name of Registrant as Specified in its Charter)

Texas (State or Other Jurisdiction of Incorporation or Organization)	74-1790172 (I.R.S. Employer Identification Number)

6380 Rogerdale Houston, Texas (Address of Principal Executive Offices)	77072-1624 (Zip Code)
(281) 776-7200
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
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐. No ☑.
     The number of shares of common stock of the Registrant, par value $.01 per share, outstanding at June 9, 2008 was 51,629,245 excluding 18,104,310 shares classified as Treasury Stock.

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
     Forward-looking statements are not guarantees of future performance and a variety of factors could cause actual results to differ materially from the anticipated or expected results expressed in or suggested by these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, actions by governmental entities, domestic and international economic activity and inflation, our successful execution of internal operating plans and new store and new market expansion plans, including successful integration of acquisitions, performance issues with key suppliers, disruption in buying trends due to homeland security concerns, severe weather, foreign currency fluctuations, government export and import policies, aggressive advertising or marketing activities of competitors and legal proceedings. Future results will also be dependent upon our ability to continue to identify and complete successful expansions and penetrations into existing and new markets and our ability to integrate such expansions with our existing operations. Refer to “Risk Factors” in our Annual Report on Form 10-K for the year ended February 2, 2008 for a more complete discussion of these and other factors that might affect our performance and financial results. These forward-looking statements are intended to relay the Company’s expectations about the future, and speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.
PART I. FINANCIAL INFORMATION
ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GENERAL INFORMATION
     The condensed consolidated financial statements herein include the accounts of The Men’s Wearhouse, Inc. and its subsidiaries and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. As applicable under such regulations, certain information and footnote disclosures have been condensed or omitted. We believe that the presentation and disclosures herein are adequate to make the information not misleading, and the condensed consolidated financial statements reflect all elimination entries and normal adjustments which are necessary for a fair statement of the results for the three months ended May 5, 2007 and May 3, 2008.
     Operating results for interim periods are not necessarily indicative of the results for full years. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended February 2, 2008 and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year then ended filed with the SEC.
     Unless the context otherwise requires, “Company”, “we”, “us” and “our” refer to The Men’s Wearhouse, Inc. and its subsidiaries.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	May 5,	May 3,	February 2,
	2007	2008	2008
	(Unaudited)	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$87,031	$76,660	$39,446
Short-term investments	38,500	9,668	59,921
Accounts receivable, net	30,171	26,858	18,144
Inventories	474,413	488,137	492,423
Other current assets	63,767	58,007	61,061

Total current assets	693,882	659,330	670,995

PROPERTY AND EQUIPMENT, net	364,256	406,944	410,167

TUXEDO RENTAL PRODUCT, net	83,824	92,405	84,089
GOODWILL	58,517	62,481	65,309
OTHER ASSETS, net	19,726	26,182	25,907

TOTAL	$1,220,205	$1,247,342	$1,256,467

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$121,162	$121,193	$146,713
Accrued expenses and other current liabilities	152,885	131,436	124,952
Income taxes payable	21,135	—	5,590

Total current liabilities	295,182	252,629	277,255

LONG-TERM DEBT	78,105	106,870	92,399

DEFERRED TAXES AND OTHER LIABILITIES	64,680	67,498	70,876

Total liabilities	437,967	426,997	440,530

COMMITMENTS AND CONTINGENCIES (Note 4 and Note 12)

SHAREHOLDERS’ EQUITY:
Preferred stock	—	—	—
Common stock	694	697	696
Capital in excess of par	293,874	305,601	305,209
Retained earnings	784,053	886,386	880,084
Accumulated other comprehensive income	30,481	40,198	43,629

Total	1,109,102	1,232,882	1,229,618

Treasury stock, at cost	(326,864)	(412,537)	(413,681)

Total shareholders’ equity	782,238	820,345	815,937

TOTAL	$1,220,205	$1,247,342	$1,256,467

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	For the Quarter Ended
	May 5,	May 3,
	2007	2008

Net sales:
Clothing product	$403,500	$388,491
Tuxedo rental services	59,860	70,194
Alteration and other services	32,758	32,411

Total net sales	496,118	491,096

Cost of sales:
Clothing product, including buying and distribution costs	177,843	168,491
Tuxedo rental services	9,669	12,565
Alteration and other services	24,156	24,731
Occupancy costs	58,177	73,554

Total cost of sales	269,845	279,341

Gross margin	226,273	211,755

Selling, general and administrative expenses	161,010	196,650

Operating income	65,263	15,105

Interest income	(1,632)	(821)
Interest expense	1,086	1,599

Earnings before income taxes	65,809	14,327

Provision for income taxes	24,876	4,384

Net earnings	$40,933	$9,943

Net earnings per share:
Basic	$0.76	$0.19

Diluted	$0.75	$0.19

Weighted average common shares outstanding:
Basic	53,963	51,470

Diluted	54,709	51,864

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Quarter Ended
	May 5,	May 3,
	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$40,933	$9,943
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	17,006	23,698
Tuxedo rental product amortization	6,926	8,066
(Gain) loss on disposition of assets	(32)	243
Deferred rent expense	2,523	229
Share-based compensation	1,974	2,247
Deferred tax benefit	(2,152)	(593)
Increase in accounts receivable	(8,563)	(8,761)
(Increase) decrease in inventories	(14,647)	2,586
Increase in tuxedo rental product	(5,968)	(16,828)
(Increase) decrease in other assets	(661)	3,767
Increase (decrease) in accounts payable, accrued expenses and other current liabilities	1,425	(7,200)
Increase (decrease) in income taxes payable	1,928	(10,663)
Increase (decrease) in other liabilities	(423)	522

Net cash provided by operating activities	40,269	7,256

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11,661)	(29,860)
Net assets acquired, net of cash	(69,747)	—
Purchases of available-for-sale investments	(137,955)	—
Proceeds from sales of available-for-sale investments	99,455	50,254
Investment in trademarks, tradenames and other assets	1,191	—

Net cash provided by (used in) investing activities	(118,717)	20,394

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	3,670	609
Proceeds from revolving credit facility	—	100,600
Payments on revolving credit facility	—	(83,975)
Deferred financing costs	(6)	—
Cash dividends paid	(2,729)	(3,632)
Tax payments related to vested deferred stock units	(2,187)	(1,388)
Excess tax benefits from share-based plans	2,571	52
Purchase of treasury stock	(19,290)	(156)

Net cash provided by (used in) financing activities	(17,971)	12,110

Effect of exchange rate changes	3,756	(2,546)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(92,663)	37,214
Balance at beginning of period	179,694	39,446

Balance at end of period	$87,031	$76,660

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Significant Accounting Policies
     Basis of Presentation — The condensed consolidated financial statements herein include the accounts of The Men’s Wearhouse, Inc. and its subsidiaries (the “Company”) and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). As applicable under such regulations, certain information and footnote disclosures have been condensed or omitted. We believe that the presentation and disclosures herein are adequate to make the information not misleading, and the condensed consolidated financial statements reflect all elimination entries and normal adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows at the dates and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended February 2, 2008.
     The preparation of the condensed consolidated financial statements in conformity with accounting principals generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual amounts could differ from those estimates.
     Recently Issued Accounting Pronouncements — In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 did not have a material impact on our financial position, results of operations or cash flows.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides companies with an option to measure certain financial instruments and other items at fair value with changes in fair value reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material impact on our financial position, results of operations or cash flows.
     In June 2007, the Emerging Issues Task Force (“EITF”) ratified its conclusion on EITF Issue No. 06-11 “Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The adoption of EITF 06-11 did not have a material impact on our financial position, results of operation or cash flows.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how a company recognizes assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at fair value at the acquisition date. The statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effect of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of SFAS 141R to have any impact on our financial position, results of operation or cash flows.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
2. Acquisition
     On April 9, 2007, we completed the acquisition of After Hours Formalwear, Inc (“After Hours”), a men’s formalwear chain in the United States with 509 stores operating under After Hours Formalwear and Mr. Tux store fronts. As a result of the acquisition of After Hours, the condensed consolidated statement of earnings and condensed consolidated statement of cash flows for the quarter ended May 5, 2007 include the results of operations and cash flows, respectively, of After Hours beginning April 10, 2007. In addition, the condensed consolidated balance sheet for the quarter ended May 5, 2007 includes preliminary estimates of the fair values of the assets acquired and liabilities assumed as of the acquisition date for After Hours.
     The Company also entered into a marketing agreement with David’s Bridal, Inc., the nation’s largest bridal retailer, in connection with the acquisition. The marketing agreement continued a preferred relationship between David’s Bridal, Inc. and After Hours and extended the preferred relationship to include the tuxedo rental operations of the Men’s Wearhouse stores.
     Under the terms of the stock purchase agreement, we acquired all of the outstanding stock of After Hours from Federated Department Stores, Inc. in exchange for an aggregate purchase price of $100.0 million, adjusted for certain items, primarily customer cash deposits retained by Federated on rentals to be completed after closing. The total net cash consideration paid after these adjustments and other acquisition costs was approximately $69.8 million. Since the acquisition, we have re-branded the stores to MW Tux.
     The following table summarizes the recorded fair values of the non-cash assets and liabilities assumed at the date of acquisition (in thousands):

As of
April 9,
2007

Current non-cash assets	$33,707
Property and equipment	62,949
Tuxedo rental product	28,863
Goodwill	5,027
Intangible assets	9,260
Other assets	4,704

Total assets acquired	144,510

Current liabilities	65,698
Other liabilities	8,971

Total liabilities assumed	74,669

Net assets acquired	$69,841

     All goodwill resulting from the acquisition is expected to be deductible for tax purposes. Acquired intangible assets consist primarily of favorable leases which are amortized over the remaining lease terms, ranging from one to 10 years.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The following pro forma information presents the Company’s results of operations for the first quarter of 2007 as if the After Hours acquisition had occurred on January 29, 2006, after giving effect to certain purchase accounting adjustments (in thousands, except per share amounts).

Pro Forma Quarter Ended
May 5,
2007

Net sales:
Clothing product	$407,018
Tuxedo rental services	86,194
Alteration and other services	32,886

Total net sales	526,098

Cost of sales:
Clothing product including buying and distribution costs	180,457
Tuxedo rental services	14,345
Alteration and other services	24,156
Occupancy costs	64,571

Total cost of sales	283,529

Gross margin	242,569

Selling, general and administrative expenses	190,789

Operating income	51,780

Interest income	(1,154)
Interest expense	1,297

Earnings before income taxes	51,637

Provision for income taxes	19,570

Net earnings	$32,067

Net earnings per share:
Basic	$0.59

Diluted	$0.59

Weighted average common shares outstanding:
Basic	53,963

Diluted	54,709

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
3. Earnings per Share
     Basic EPS is computed using the weighted average number of common shares outstanding during the period and net earnings. Diluted EPS gives effect to the potential dilution which would have occurred if additional shares were issued for stock options exercised under the treasury stock method, as well as the potential dilution that could occur if other contracts to issue common stock were converted or exercised.
     The following table reconciles basic and diluted weighted average common shares outstanding and the related net earnings per share (in thousands, except per share amounts):

	For the Quarter Ended
	May 5, 2007	May 3, 2008

Net earnings	$40,933	$9,943

Basic weighted average common shares outstanding	53,963	51,470
Effect of dilutive securities:
Stock options and equity-based compensation	746	394

Diluted weighted average common shares outstanding	54,709	51,864

Net earnings per share:
Basic	$0.76	$0.19

Diluted	$0.75	$0.19

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
4. Long-Term Debt
     Our Amended and Restated Credit Agreement (the “Credit Agreement”) with a group of banks, which was last amended on February 2, 2007, provides for a total senior secured revolving credit facility of $200.0 million, which can be expanded to $250.0 million upon additional lender commitments, that matures on February 11, 2012. The Credit Agreement also provided our Canadian subsidiaries with a senior secured term loan used to fund the repatriation of US$74.7 million of Canadian earnings in January 2006 under the American Jobs Creation Act of 2004. The Canadian term loan matures on February 10, 2011. The Credit Agreement is secured by the stock of certain of the Company’s subsidiaries. The Credit Agreement has several borrowing and interest rate options including the following indices: (i) an alternate base rate (equal to the greater of the prime rate or the federal funds rate plus 0.5%) or (ii) LIBO rate or (iii) CDO rate. Advances under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin up to 1.125%. The Credit Agreement also provides for fees applicable to unused commitments ranging from 0.100% to 0.175%. The revolving credit facility and the Canadian term loan had an effective interest rate of 4.0% at May 3, 2008. As of May 3, 2008, there was $22.0 million outstanding under the revolving credit facility and US$84.9 million outstanding under the Canadian term loan. As of May 28, 2008, there were no borrowings outstanding under the revolving credit facility.
     The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain certain financial ratios. The restrictive provisions in the Credit Agreement reflect an overall covenant structure that is generally representative of a commercial loan made to an investment-grade company. Our debt, however, is not rated, and we have not sought, and are not seeking, a rating of our debt. We were in compliance with the covenants in the Credit Agreement as of May 3, 2008.
     We utilize letters of credit primarily to secure inventory purchases. At May 3, 2008, letters of credit totaling approximately $14.4 million were issued and outstanding.
5. Dividends
     A quarterly cash dividend of $0.05 per share was paid during the quarter ended May 5, 2007 and a quarterly cash dividend of $0.06 per share was paid during each of the quarters ended August 4, 2007, November 3, 2007 and February 2, 2008. A quarterly cash dividend of $0.07 per share was paid during the quarter ended May 3, 2008. Cash dividends paid were approximately $2.7 and $3.6 million during the quarter ended May 5, 2007 and May 3, 2008, respectively.
     In April 2008, our Board of Directors declared a quarterly cash dividend of $0.07 per share payable on June 27, 2008 to shareholders of record at close of business on June 17, 2008. The dividend payout is estimated to be approximately $3.6 million and is included in accrued expenses and other current liabilities as of May 3, 2008.
6. Income Taxes
     During the quarter ended May 3, 2008, we concluded and settled certain income tax audits resulting in a cash payment of $1.0 million, of which $0.3 million was interest, and recognition of $1.3 million of previously unrecognized tax benefits and $0.4 million of benefit from associated accrued interest. The amount of recognized tax benefits that affected the effective tax rate was $1.1 million.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
7. Comprehensive Income and Supplemental Cash Flows

	For the Quarter Ended
Our comprehensive income is as follows (in thousands):	May 5, 2007	May 3, 2008

Net earnings	$40,933	$9,943
Currency translation adjustments, net of tax	6,985	(3,431)

Comprehensive income	$47,918	$6,512

	For the Quarter Ended
Supplemental disclosure of cash flow information is as follows (in thousands):	May 5, 2007	May 3, 2008

Cash paid during the quarter for:
Interest	$1,075	$1,568
Income taxes	13,711	14,860

Schedule of noncash investing and financing activities:
Cash dividends declared	3,256	3,630
Tax benefit (deficiency) related to stock-based plans	3,122	(774)
Treasury stock contributed to employee stock plan	2,500	1,000
Capital expenditures accrued in accounts payable and accrued expenses	5,230	5,939
8. Goodwill and Other Intangible Assets
     Changes in the net carrying amount of goodwill for the year ended February 2, 2008 and for the quarter ended May 3, 2008 are as follows (in thousands):

Balance February 3, 2007	$56,867
Translation adjustment	4,513
Goodwill of acquired business	6,365
Effect of excess tax deductible goodwill	(2,436)

Balance, February 2, 2008	$65,309
Translation adjustment	(692)
Adjustment of goodwill of acquired business	(1,338)
Effect of excess tax deductible goodwill	(798)

Balance, May 3, 2008	$62,481

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Goodwill increased by $6.4 million in fiscal 2007 as a result of the acquisition of After Hours on April 9, 2007. Goodwill decreased by $1.3 million as we completed our assessment of the fair values of the acquired After Hours assets and liabilities during the first quarter of 2008. Refer to Note 2 for additional discussion of the After Hours acquisition.
     The gross carrying amount and accumulated amortization of our other intangibles, which are included in other assets in the accompanying balance sheet, are as follows (in thousands):

	May 5,	May 3,	February 2,
	2007	2008	2008

Trademarks, tradenames and other intangibles	$16,605	$17,076	$17,053
Accumulated amortization	(4,665)	(7,371)	(6,753)

Net total	$11,940	$9,705	$10,300

     The pretax amortization expense associated with intangible assets totaled approximately $296,000 and $619,000 for the quarter ended May 5, 2007 and May 3, 2008, respectively, and approximately $2.3 million for the year ended February 2, 2008. Pretax amortization associated with intangible assets at May 3, 2008 is estimated to be $2.0 million for the remainder of fiscal year 2008, $2.1 million for fiscal year 2009, $1.5 million for fiscal year 2010, $1.2 million for fiscal year 2011 and $1.0 million for fiscal year 2012.
9. Treasury Stock
     As of May 3, 2008 we had 18,104,310 shares held in treasury stock. The change in our treasury shares for the year ended February 2, 2008 and for the quarter ended May 3, 2008 is provided below:

Treasury
Shares
Balance, February 2, 2007	15,234,677
Treasury stock issued to profit sharing plan	(65,207)
Purchases of treasury stock	2,985,190

Balance, February 2, 2008	18,154,660
Treasury stock issued to profit sharing plan	(57,078)
Purchases of treasury stock	6,728

Balance, May 3, 2008	18,104,310

     In January 2006, the Board of Directors authorized a $100.0 million share repurchase program of our common stock. This authorization superceded any remaining previous authorizations. During the first quarter of 2007, a total of 444,100 shares at a cost of $19.3 million were purchased in open market transactions under this program at an average price per share of $43.44. In August 2007, the Company’s Board of Directors approved a replenishment of the Company’s share repurchase program to $100 million by authorizing $90.3 million to be added to the remaining $9.7 million of the then current program. No shares were purchased under the authorization during the first quarter of 2008. At May 3, 2008, the remaining balance available under the August 2007 replenishment was $44.3 million.
     For the quarter ended May 3, 2008, 6,728 shares were repurchased in a private transaction to satisfy tax withholding obligations arising upon the vesting of certain restricted stock.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
10. Stock-Based Compensation Plans
     We maintain several equity plans under which we may grant stock options, stock appreciation rights, restricted stock, deferred stock units and performance based awards to full-time key employees and non-employee directors. We account for stock-based awards using SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the compensation cost resulting from all share-based payment transactions be recognized in the financial statements. The amount of compensation cost is measured based on the grant-date fair value of the instrument issued and is recognized over the vesting period. Stock-based compensation expense recognized for the quarter ended May 5, 2007 and May 3, 2008 was $2.0 million and $2.2 million, respectively. Excess tax benefits realized from the exercise of stock-based compensation were $2.6 million and $0.1 million for the quarter ended May 5, 2007 and May 3, 2008, respectively.
     Stock Options
The following table summarizes stock option activity for the quarter ended May 3, 2008:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(000’s)
Outstanding at February 2, 2008	1,109,125	$17.82	5.2 years	$11,254
Granted	594,000	22.72
Exercised	(4,561)	18.14
Forfeited or expired	(52,588)	20.86

Outstanding at May 3, 2008	1,645,976	$19.49	6.7 years	$12,925

Exercisable at May 3, 2008	534,209	$15.39	4.1 years	$6,045
     For the quarter ended May 5, 2007, 1,500 stock options were granted at a weighted average fair value of $19.43. For the quarter ended May 3, 2008, 594,000 stock options were granted at a weighted-average fair value of $7.94. The following table summarizes the weighted average assumptions used to fair value stock options at the date of grant using the Black-Scholes option pricing model for the quarter ended May 5, 2007 and May 3, 2008:

	Quarter Ended
	May 5, 2007	May 3, 2008

Risk-free interest rate	4.63%	2.31%
Expected lives	5.0 years	4.5 years
Dividend yield	0.46%	0.79%
Expected volatility	40.37%	41.47%
The total intrinsic value of options exercised during the quarter ended May 5, 2007 and May 3, 2008 was $6.6 million and $0.04 million, respectively. As of May 3, 2008, we have unrecognized compensation expense related to nonvested stock options of approximately $6.7 million which is expected to be recognized over a weighted average period of 3.4 years.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Restricted Stock and Deferred Stock Units
     The following table summarizes restricted stock and deferred stock unit activity for the quarter ended May 3, 2008:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at February 2, 2008	467,036	$33.30
Granted	211,592	22.72
Vested	(207,120)	33.99
Forfeited	(5,112)	32.57

Nonvested at May 3, 2008	466,396	$28.20

     For the quarter ended May 5, 2007, we granted 100,664 restricted stock and deferred stock units at a weighted-average grant date fair value of $47.19. For the quarter ended May 3, 2008, we granted 211,592 restricted stock and deferred stock units at a weighted-average grant date fair value of $22.72. As of May 3, 2008, we have unrecognized compensation expense related to nonvested restricted stock and deferred stock units of approximately $11.0 million which is expected to be recognized over a weighted average period of 1.6 years. The total fair value of shares vested during the quarter ended May 5, 2007 and May 3, 2008 was $6.4 million and $4.8 million, respectively. During the quarter ended May 5, 2007 and May 3, 2008, 19,360 restricted stock shares vested. No shares of restricted stock were forfeited during the quarter ended May 5, 2007 and May 3, 2008. Total nonvested shares of 466,396 at May 3, 2008 included 67,080 nonvested restricted stock shares.
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
     During the quarter ended May 5, 2007, employees purchased 14,749 shares under the ESDP, the weighted-average fair value of which was $32.61 per share. During the quarter ended May 3, 2008, employees purchased 28,615 shares under the ESDP, the weighted-average fair value of which was $19.44 per share. We recognized approximately $0.2 million and $0.1 million of stock-based compensation expense related to the ESDP for the quarter ended May 5, 2007 and May 3, 2008, respectively. As of May 3, 2008, 1,435,236 shares were reserved for future issuance under the ESDP.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
11. Manufacturing Facility Closure
     On March 3, 2008, we announced that Golden Brand Clothing (Canada) Ltd., an indirect wholly owned subsidiary of the Company, intended to close its Montreal, Quebec-based manufacturing facility. Despite previous reductions in production over the last three years, the strengthening Canadian dollar and the increasing pace of imports by competitors have resulted in the decision to close the manufacturing facility. We expect the closure to occur in or around July 2008.
     We expect the total pre-tax charge to be incurred in connection with the closure of the Montreal manufacturing facility to be approximately $8.1 million, which consists primarily of severance payments, the write-off of fixed assets, lease termination payments and costs to finalize the clean-up and closing of the facility. We also estimate that approximately $7.0 million of the charge will result in future cash expenditures. For the quarter ended May 3, 2008, the pretax cost recognized was $0.9 million. The pretax cost for the second quarter 2008 is estimated at $5.2 million and the pretax cost for third quarter 2008 is estimated at $2.0 million.
     As disclosed in our Current Report on Form 8-K, dated May 27, 2008, the Canadian union representing certain employees at the manufacturing facility in Montreal has filed a grievance against Golden Brand pursuant to the collective bargaining agreement, alleging that Golden Brand would be in breach of certain provisions of the agreement in connection with closing the manufacturing facility. The union is asking the arbitrator to order Golden Brand to keep the manufacturing facility in operation provisionally pending a final judgment, and by final judgment, until the expiry of the collective bargaining agreement on November 30, 2009 and for compensation to the extent work is outsourced from the manufacturing facility.
     We believe that Golden Brand is acting in conformity with the agreement and do not believe that this proceeding will have a material adverse effect on the Company.
12. Legal Matters
     We are involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of our business. Management believes that none of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
14. Supplemental Sales Information (in thousands)

	For the Quarter Ended
	May 5, 2007	May 3, 2008
Net sales:
Men’s tailored clothing product	$209,106	$201,589
Men’s non-tailored clothing product	171,403	162,647
Ladies clothing product	19,824	17,395
Corporate uniform product	3,167	6,860

Total clothing product	403,500	388,491

Tuxedo rentals	59,860	70,194
Alteration services	27,248	26,538
Retail dry cleaning services	5,510	5,873

Total tuxedo rental, alteration and other services	92,618	102,605

Total net sales	$496,118	$491,096

Net sales by brand:
MW (including After Hours from April 10, 2007)	$332,258	$327,930
K&G	109,970	100,615
Moores	45,253	49,818
MW Cleaners	5,470	5,873
Twin Hill	3,167	6,860

	$496,118	$491,096

The acquired After Hours stores have been re-branded to MW Tux.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     For supplemental information, it is suggested that “Management’s Discussion and Analysis of Financial Condition and Results of Operations” be read in conjunction with the corresponding section included in our Annual Report on Form 10-K for the year ended February 2, 2008. References herein to years are to our 52-week or 53-week fiscal year which ends on the Saturday nearest January 31 in the following calendar year. For example, references to “2008” mean the 52-week fiscal year ending January 31, 2009.
     The following table presents information with respect to retail apparel stores in operation during each of the respective fiscal periods:

	For the Quarter Ended		For the Year Ended
	May 5, 2007	May 3, 2008	February 2, 2008

Stores open at beginning of period:	752	1,273	752
Opened	9	12	42
Acquired	509	—	509
Closed	(3)	—	(30)

Stores open at end of period	1,267	1,285	1,273

Stores open at end of period:
U.S. —
Men’s Wearhouse	544	571	563
MW Tux	509	492	489
K&G	98	106	105

	1,151	1,169	1,157

Canada —
Moores	116	116	116

	1,267	1,285	1,273

     On April 9, 2007, we completed the acquisition of After Hours, a men’s formalwear chain in the United States with 509 stores operating under After Hours Formalwear and Mr. Tux store fronts. Under the terms of the stock purchase agreement, we acquired all of the outstanding stock of After Hours from Federated Department Stores, Inc. in exchange for an aggregate purchase price of $100.0 million, adjusted for certain items, primarily customer cash deposits retained by Federated on rentals to be completed after closing. The total net cash consideration paid after these adjustments and other acquisition costs was approximately $69.8 million. Since the acquisition, we have re-branded the stores to MW Tux.
     As of May 3, 2008, we are operating 34 retail dry cleaning and laundry facilities in the Houston, Texas area. We may open or acquire additional facilities on a limited basis in 2008. In addition, we continue to pursue our corporate apparel and uniform program by entering into contracts to provide corporate uniforms to our customers’ workforces. As of May 3, 2008, we are servicing approximately 13 contract customers.

Results of Operations
Quarter Ended May 5, 2007 and May 3, 2008
     The Company’s net sales decreased $5.0 million, or 1.0%, to $491.1 million for the quarter ended May 3, 2008. The decrease was due mainly to a $15.0 million decrease in clothing product revenues, offset partially by a $10.3 million increase in tuxedo rental service revenues, and is attributable to the following:

(in millions)	Amount Attributed to

$(33.7)	Decrease in comparable sales.
11.5	Increase from net sales of stores opened in 2007, relocated stores and expanded stores not yet included in comparable sales.
6.1	Increase in net sales of acquired After Hours stores.
3.6	Increase in alteration and other sales.
1.4	Increase in net sales from 12 new stores opened in 2008.
(0.1)	Change in net sales caused by stores closed.
6.2	Change in net sales caused by exchange rate changes.
$(5.0)	Total
     Our comparable store sales (which are calculated by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period) decreased 6.4% at Men’s Wearhouse, 14.1% at K&G and 4.2% at Moores. These decreases were primarily due to decreased clothing product sales, as the continued economic slowdown has resulted in continued declines in traffic levels. The lower clothing product sales were partially offset at Men’s Wearhouse and Moores by increased revenues from our tuxedo rental services. As a percentage of total revenues, tuxedo rental service revenues increased from 12.1% in the first quarter of 2007 to 14.3% in the first quarter of 2008 due mainly to the After Hours stores acquired on April 9, 2007 and to higher average rental rates at the Men’s Wearhouse stores.
     The Company’s gross margin was as follows:

	For the Quarter Ended
	May 5,	May 3,
	2007	2008

Gross margin	$226,273	$211,755

Gross margin as a percentage of related sales:
Clothing product, including buying and distribution costs	55.9%	56.6%
Tuxedo rental services	83.8%	82.1%
Alteration and other services	26.3%	23.7%
Occupancy costs	(11.7)%	(15.0)%
Total	45.6%	43.1%
     Total gross margin decreased 6.4% from the same prior year quarter to $211.8 million in the first quarter of 2008. As a percentage of sales, total gross margin decreased from 45.6% in the first quarter of 2007 to 43.1% in the first quarter of 2008. This decrease is due mainly to an increase from 11.7% in the first quarter of 2007 to 15.0% in the first quarter of 2008 for occupancy cost, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation. On an absolute dollar basis, occupancy cost increased by 26.4% from the first quarter of 2007 to the first quarter of 2008, due mainly to our acquisition of After Hours and increased rental rates for new and renewed leases. With respect to gross margin as a percentage of related sales, the clothing product gross margin increased from 55.9% in 2007 to 56.6% in 2008 due primarily to lower product costs, and the tuxedo rental services gross margin decreased from 83.8% in 2007 to 82.1% in 2008 due mainly to costs associated with integrating the acquired After Hours tuxedo rental product inventory with that of the Men’s Wearhouse. The gross margin for alteration and other services also decreased from 26.3% in 2007 to 23.7% in 2008 mainly because of the deleveraging of related fixed costs.

     Selling, general and administrative expenses increased to $196.7 million in the first quarter of 2008 from $161.0 million in the first quarter of 2007, an increase of $35.6 million or 22.1%. As a percentage of sales, these expenses increased from 32.5% in the first quarter of 2007 to 40.0% in the first quarter of 2008. The components of this 7.5% net increase in SG&A expenses as a percentage of net sales were as follows:

%	Attributed to

0.8
Increase in advertising expense as a percentage of sales from 3.4% in the first quarter of 2007 to 4.2% in the first quarter of 2008. On an absolute dollar basis, advertising expense increased $4.0 million.

1.8
Increase in store salaries as a percentage of sales from 13.0% in the first quarter of 2007 to 14.8% in the first quarter of 2008. Store salaries on an absolute dollar basis increased $8.1 million primarily due to a full quarter of MW Tux (formerly After Hours) store salaries in 2008 versus 26 days in the first quarter of 2007.

4.9
Increase in other SG&A expenses as a percentage of sales from 16.0% in the first quarter of 2007 to 20.9% in the first quarter of 2008. On an absolute dollar basis, other SG&A expenses increased $23.5 million primarily due to other SG&A expenses associated with a full quarter of MW Tux (formerly After Hours) operations in 2008 versus 26 days in the first quarter of 2007. Such costs were also amplified as a percentage of sales during the first quarter, which is off season for tuxedo rentals.

7.5%	Total
     Interest expense increased from $1.1 million in the first quarter of 2007 to $1.6 million in the first quarter of 2008 while interest income decreased from $1.6 million in the first quarter of 2007 to $0.8 million in the first quarter of 2008. Weighted average borrowings outstanding increased from $78.1 million in the first quarter of 2007 to $115.3 million in the first quarter of 2008, and the weighted average interest rate on outstanding indebtedness increased from 5.0% to 5.2%. The increases in the weighted average borrowings and the weighted average interest rate are due to borrowings under our revolving credit facility resulting mainly from reduced earnings in the 2008 first quarter.
     Our effective income tax rate was 37.8% for the first quarter of 2007 and 30.6% for the first quarter of 2008. The effective tax rate in 2007 was higher than the statutory U.S. federal rate of 35% primarily due to the effect of state income taxes. The lower effective income tax rate for the first quarter of 2008 resulted from the conclusion of certain income tax audits, offset partially by the effect of state income taxes. The concluded and settled income tax audits resulted in a cash payment of $1.0 million, of which $0.3 million was interest, and recognition of $1.3 million of previously unrecognized tax benefits and $0.4 million of benefit from associated accrued interest. The amount of recognized tax benefits that affected the effective tax rate was $1.1 million.
     These factors resulted in net earnings of $9.9 million or 2.0% of net sales for the first quarter of 2008, compared with net earnings of $40.9 million or 8.3% of net sales for the first quarter of 2007.
Supplemental Information — Pro Forma Quarter Ended May 5, 2007 Compared to Quarter Ended May 3, 2008
     The consolidated statements of earnings included herein reflect the Company’s GAAP results of operations for the quarter ended May 3, 2008 and May 5, 2007. Since the acquisition of After Hours occurred on April 9, 2007, the inclusion of its off-season operations as if the acquisition had occurred prior to the beginning of the 2007 first quarter reduces that quarter’s diluted earnings per share from $0.75 on a GAAP basis to $0.59 on a pro forma basis and allows for a comparison of 2008 and 2007 quarterly results on a comparable operations basis. Accordingly, the following highlights of the Company’s operating results are based on a comparison of the pro forma results for the 2007 first quarter with the GAAP results for the 2008 first quarter. Refer to Note 2 for pro forma results of operations for the quarter ended May 5, 2007.

     Total net sales decreased $35.0 million or 6.7% to $491.1 million for the 2008 first quarter from $526.1 million for the pro forma 2007 first quarter. Clothing product sales, representing 79.1% of 2008 total net sales, decreased 4.6% due primarily to decreases in comparable store sales driven by a reduction in store traffic levels. Tuxedo rental service sales, representing 14.3% of 2008 total net sales, decreased 18.6%. This decline was primarily due to reduced tuxedo rental sales at stores acquired from After Hours as well as the sale of the acquired wholesale tuxedo rental operations in July 2007. These declines were partially offset by increases in tuxedo rental service sales at the Men’s Wearhouse stores.
     Gross margin before occupancy costs, as a percentage of total net sales, decreased 28 basis points from pro forma 58.38% in the 2007 first quarter to 58.10% in the 2008 first quarter. Increases in clothing product margins, as a percentage of related sales, of 97 basis points were offset by a reduction in the percentage of total net sales derived from tuxedo rentals from pro forma 16.4% in the 2007 first quarter to 14.3% in the 2008 first quarter as well as deleveraging of fixed costs related to alteration and other services. Occupancy costs increased, as a percentage of total net sales, by 271 basis points from pro forma 12.3% in the 2007 first quarter to 15.0% in the 2008 first quarter primarily due to the deleveraging effect of reduced comparable store sales, increased rental rates for new and renewed leases and increased depreciation expense from the rebranding of After Hours stores to MW Tux.
     Selling, general, and administrative expenses, as a percentage of total net sales, increased 378 basis points from pro forma 36.26% in the 2007 first quarter to 40.04% in the 2008 first quarter. This increase was primarily due to the deleveraging effect of reduced net sales.
     Operating income was $15.1 in the 2008 first quarter compared to pro forma $51.8 million for the same period in 2007 and net income was $9.9 million compared to pro forma $32.1 million.

Liquidity and Capital Resources
     Our Amended and Restated Credit Agreement (the “Credit Agreement”) with a group of banks, which was last amended on February 2, 2007, provides for a total senior secured revolving credit facility of $200.0 million, which can be expanded to $250.0 million upon additional lender commitments, that matures on February 11, 2012. The Credit Agreement also provided our Canadian subsidiaries with a senior secured term loan used to fund the repatriation of US$74.7 million of Canadian earnings in January 2006 under the American Jobs Creation Act of 2004. The Canadian term loan matures on February 10, 2011. The Credit Agreement is secured by the stock of certain of the Company’s subsidiaries. The Credit Agreement has several borrowing and interest rate options including the following indices: (i) an alternate base rate (equal to the greater of the prime rate or the federal funds rate plus 0.5%) or (ii) LIBO rate or (iii) CDO rate. Advances under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin up to 1.125%. The Credit Agreement also provides for fees applicable to unused commitments ranging from 0.100% to 0.175%. The revolving credit facility and the Canadian term loan had an effective interest rate of 4.0% at May 3, 2008. As of May 3, 2008, there was $22.0 million outstanding under the revolving credit facility and US$84.9 million outstanding under the Canadian term loan. As of May 28, 2008, there were no borrowings outstanding under the revolving credit facility.
     The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain certain financial ratios. The restrictive provisions in the Credit Agreement reflect an overall covenant structure that is generally representative of a commercial loan made to an investment-grade company. Our debt, however, is not rated, and we have not sought, and are not seeking, a rating of our debt. We were in compliance with the covenants in the Credit Agreement as of May 3, 2008.
     We utilize letters of credit primarily to secure inventory purchases. At May 3, 2008, letters of credit totaling approximately $14.4 million were issued and outstanding.
     A quarterly cash dividend of $0.05 per share was paid during the quarter ended May 5, 2007 and a quarterly cash dividend of $0.06 per share was paid during each of the quarters ended August 4, 2007, November 3, 2007 and February 2, 2008. A quarterly cash dividend of $0.07 per share was paid during the quarter ended May 3, 2008. Cash dividends paid were approximately $2.7 and $3.6 million during the quarter ended May 5, 2007 and May 3, 2008, respectively.
     In April 2008, our Board of Directors declared a quarterly cash dividend of $0.07 per share payable on June 27, 2008 to shareholders of record at close of business on June 17, 2008. The dividend payout is estimated to be approximately $3.6 million and is included in accrued expenses and other current liabilities as of May 3, 2008.
     On April 9, 2007, we completed the acquisition of After Hours, a men’s formalwear chain in the United States with 509 stores operating under After Hours Formalwear and Mr. Tux store fronts. Under the terms of the stock purchase agreement, we acquired all of the outstanding stock of After Hours from Federated Department Stores, Inc. in exchange for an aggregate purchase price of $100.0 million, adjusted for certain items, primarily customer cash deposits retained by Federated on rentals to be completed after closing. The total net cash consideration paid after these adjustments and other acquisition costs was approximately $69.8 million. Since the acquisition, we have re-branded the stores to MW Tux.
     Our primary sources of working capital are cash flow from operations and borrowings under the Credit Agreement. We had working capital of $406.7 million at May 3, 2008, which is up from $393.7 million at February 2, 2008 and $398.7 million at May 5, 2007. Historically, our working capital has been at its lowest level in January and February, and has increased through November as inventory buildup occurs in preparation for the fourth quarter selling season. The $13.0 million increase in working capital at May 3, 2008 compared to February 2, 2008 resulted primarily from reduced payables associated with decreased clothing sales.

     Our operating activities provided net cash of $7.3 million during the first quarter of 2008, due mainly to net earnings, adjusted for non-cash charges, offset by increases in tuxedo rental product and accounts receivable and decreases in accounts payable and income taxes payable. During the first quarter of 2007, our operating activities provided net cash of $40.3 million, due mainly to net earnings, adjusted for non-cash charges, offset by increases in accounts receivable, inventories and tuxedo rental product. The increase in tuxedo rental product in the first quarter of 2007 and 2008 was due to purchases to support the continued growth in our tuxedo rental business and, in 2008, to rationalize the acquired After Hours tuxedo rental product offerings. The increase in accounts receivable in the first quarter of 2007 and 2008 was due mainly to the seasonal increase at quarter end for prom and other tuxedo rentals. The decrease in accounts payable in the first quarter of 2008 was primarily due to reduced purchases associated with decreased clothing sales, while the decrease in income taxes payable was due to the timing of required tax payments. Inventories increased in the first quarter of 2007 due mainly to seasonal inventory buildup and an increase in selling square footage.
     During the first quarter of 2008, our investing activities provided net cash of $20.4 million due mainly to proceeds from available-for-sale investments of $50.3 million, offset by capital expenditures of $29.9 million. Our capital expenditures relate to costs incurred for stores opened, remodeled or relocated during the period or under construction at the end of the period, office and distribution facility additions and infrastructure technology investments. Our investing activities used net cash of $118.7 million for the first quarter of 2007 due mainly to our acquisition of After Hours on April 9, 2007 for $69.7 million, capital expenditures of $11.7 million and net purchases of short-term investments of $38.5 million.
     During the first quarter of 2008, our financing activities provided net cash of $12.1 million due mainly to net proceeds of $16.6 million from our revolving credit facility, offset partially by the payment of $3.6 million in cash dividends. Our financing activities used net cash of $18.0 million for the first quarter of 2007, due mainly to purchases of treasury stock and the payment of cash dividends, partially offset by proceeds from the issuance of common stock and excess tax benefits in connection with stock based compensation.
     In January 2006, the Board of Directors authorized a $100.0 million share repurchase program of our common stock. This authorization superceded any remaining previous authorizations. During the first quarter of 2007, a total of 444,100 shares at a cost of $19.3 million were purchased in open market transactions under this program at an average price per share of $43.44. In August 2007, the Company’s Board of Directors approved a replenishment of the Company’s share repurchase program to $100 million by authorizing $90.3 million to be added to the remaining $9.7 million of the then current program. No shares were purchased under the authorization during the first quarter of 2008. At May 3, 2008, the remaining balance available under the August 2007 replenishment was $44.3 million.
     For the quarter ended May 3, 2008, 6,728 shares were repurchased in a private transaction to satisfy tax withholding obligations arising from the vesting of certain restricted stock.
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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
     We are also subject to market risk as a result of the outstanding balance of $22.0 million under our revolving credit facility and US$84.9 million under our Canadian term loan at May 3, 2008, which both bear a variable interest rate (see Note 4 of Notes to Condensed Consolidated Financial Statements). An increase in market interest rates would increase our interest expense and our cash requirements for interest payments. For example, an average increase of 0.5% in the variable interest rate would increase our interest expense and payments by approximately $0.5 million. As of May 28, 2008, there were no borrowings outstanding under the revolving credit facility.
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the fiscal quarter ended May 3, 2008. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended May 3, 2008 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Changes in Internal Controls over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended May 3, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (c) The following table presents information with respect to purchases of common stock of the Company made during the quarter ended May 3, 2008 as defined by Rule 10b-18(a)(3) under the Exchange Act:

			(c)
			Total	(d)
			Number of	Approximate
			Shares	Dollar Value of
			Purchased	Shares that
			as Part of	May Yet Be
	(a)	(b)	Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased	Per Share	Programs	Programs
				(In thousands)
	(1)			(2)
February 3, 2008 through March 1, 2008	6,728	$23.13	—	$44,319
March 2, 2008 through April 5, 2008	—	—	—	$44,319
April 6, 2008 through May 3, 2008	—	—	—	$44,319

Total	6,728	$23.13	—	$44,319

(1)	Represents restricted shares repurchased to satisfy tax withholding obligations arising upon the vesting of certain restricted shares.

(2)	In August 2007, the Company’s Board of Directors approved a replenishment of the Company’s share repurchase program to $100.0 million. At May 3, 2008, the remaining balance available under the August 2007 replenishment was $44.3 million.

ITEM 6 — EXHIBITS
     (a) Exhibits.

Exhibit
Number		Exhibit Index

10.1	—	1996 Long-Term Incentive Plan (As Amended and Restated Effective April 1, 2008)(filed herewith).
31.1	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).
31.2	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).
32.1	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).
32.2	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, The Men’s Wearhouse, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 12, 2008	THE MEN’S WEARHOUSE, INC.
	By	/s/ NEILL P. DAVIS
Neill P. Davis
Executive Vice President, Chief Financial Officer, Treasurer and Principal Financial Officer

EXHIBIT INDEX

Exhibit
Number		Exhibit Index

10.1	—	1996 Long-Term Incentive Plan (As Amended and Restated Effective April 1, 2008)(filed herewith).
31.1	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).
31.2	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).
32.1	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).
32.2	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).