Form 10-Q
period 2008-08-02
MENS WEARHOUSE INC
filed 2008-09-11
CIK 884217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended       August 2, 2008       or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-16097
THE MEN’S WEARHOUSE, INC.
(Exact Name of Registrant as Specified in its Charter)

Texas	74-1790172
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

6380 Rogerdale
Houston, Texas	77072-1624
(Address of Principal Executive Offices)	(Zip Code)
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
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐. No ☑.
     The number of shares of common stock of the Registrant, par value $.01 per share, outstanding at September 5, 2008 was 51,668,267 excluding 18,104,310 shares classified as Treasury Stock.

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
PART I. FINANCIAL INFORMATION
ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GENERAL INFORMATION
     The condensed consolidated financial statements herein include the accounts of The Men’s Wearhouse, Inc. and its subsidiaries and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. As applicable under such regulations, certain information and footnote disclosures have been condensed or omitted. We believe that the presentation and disclosures herein are adequate to make the information not misleading, and the condensed consolidated financial statements reflect all elimination entries and normal adjustments which are necessary for a fair statement of the results for the three and six months ended August 4, 2007 and August 2, 2008.
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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	August 4,	August 2,	February 2,
	2007	2008	2008
	(Unaudited)	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$85,260	$119,248	$39,446
Short-term investments	49,675	—	59,921
Accounts receivable, net	21,897	19,047	18,144
Inventories	460,800	457,212	492,423
Other current assets	66,576	59,012	61,061

Total current assets	684,208	654,519	670,995

PROPERTY AND EQUIPMENT, net	370,066	400,791	410,167

TUXEDO RENTAL PRODUCT, net	76,727	90,860	84,089
GOODWILL	62,769	61,538	65,309
OTHER ASSETS, net	20,314	25,351	25,907

TOTAL	$1,214,084	$1,233,059	$1,256,467

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$98,441	$102,780	$146,713
Accrued expenses and other current liabilities	138,975	118,113	124,952
Income taxes payable	13,715	9,347	5,590

Total current liabilities	251,131	230,240	277,255

LONG-TERM DEBT	82,033	84,221	92,399

DEFERRED TAXES AND OTHER LIABILITIES	61,811	67,320	70,876

Total liabilities	394,975	381,781	440,530

COMMITMENTS AND CONTINGENCIES (Note 4 and Note 11)

SHAREHOLDERS’ EQUITY:
Preferred stock	—	—	—
Common stock	695	698	696
Capital in excess of par	298,866	308,670	305,209
Retained earnings	835,024	915,541	880,084
Accumulated other comprehensive income	36,063	38,905	43,629

Total	1,170,648	1,263,814	1,229,618

Treasury stock, at cost	(351,539)	(412,536)	(413,681)

Total shareholders’ equity	819,109	851,278	815,937

TOTAL	$1,214,084	$1,233,059	$1,256,467

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	August 4,	August 2,	August 4,	August 2,
	2007	2008	2007	2008
Net sales:
Clothing product	$402,399	$386,108	$805,899	$774,599
Tuxedo rental services	134,570	127,453	194,430	197,647
Alteration and other services	32,377	31,728	65,135	64,139

Total net sales	569,346	545,289	1,065,464	1,036,385

Cost of sales:

Clothing product, including buying and distribution costs	175,313	172,474	353,157	340,965
Tuxedo rental services	26,020	20,802	35,689	33,367
Alteration and other services	25,250	25,204	49,405	49,935
Occupancy costs	68,265	73,766	126,442	147,320

Total cost of sales	294,848	292,246	564,693	571,587

Gross margin	274,498	253,043	500,771	464,798

Selling, general and administrative expenses	191,822	198,886	352,832	395,536

Operating income	82,676	54,157	147,939	69,262

Interest income	(1,671)	(694)	(3,303)	(1,515)
Interest expense	1,123	1,040	2,209	2,639

Earnings before income taxes	83,224	53,811	149,033	68,138

Provision for income taxes	28,998	20,986	53,874	25,370

Net earnings	$54,226	$32,825	$95,159	$42,768

Net earnings per share:
Basic	$1.01	$0.64	$1.77	$0.83

Diluted	$1.00	$0.63	$1.74	$0.82

Weighted average common shares outstanding:
Basic	53,739	51,639	53,851	51,555

Diluted	54,366	51,862	54,538	51,863

Cash dividends declared per share	$0.06	$0.07	$0.11	$0.14

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended
	August 4,	August 2,
	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings	$95,159	$42,768
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	36,757	46,925
Tuxedo rental product amortization	25,646	21,819
Loss on disposition of assets	3	361
Deferred rent expense	678	2,284
Share-based compensation	4,032	4,732
Deferred tax benefit	(5,841)	(2,771)
Increase in accounts receivable	(245)	(956)
Decrease in inventories	1,696	33,276
Increase in tuxedo rental product	(14,010)	(29,195)
(Increase) decrease in other assets	(1,136)	2,693
Decrease in accounts payable, accrued expenses and other current liabilities	(29,231)	(36,734)
Increase (decrease) in income taxes payable	(8,455)	1,709
Increase (decrease) in other liabilities	6,616	(1,304)

Net cash provided by operating activities	111,669	85,607

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(52,712)	(49,524)
Net assets acquired, net of cash	(68,129)	—
Purchases of available-for-sale investments	(267,530)	—
Proceeds from sales of available-for-sale investments	217,855	59,921
Other investing activities	(65)	12

Net cash provided by (used in) investing activities	(170,581)	10,409

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	5,622	1,181
Proceeds from revolving credit facility	—	100,600
Payments on revolving credit facility	—	(105,975)
Cash dividends paid	(6,015)	(7,281)
Tax payments related to vested deferred stock units	(2,187)	(1,389)
Excess tax benefits from share-base plans	3,307	69
Purchase of treasury stock	(43,965)	(156)

Net cash used in financing activities	(43,238)	(12,951)

Effect of exchange rate changes	7,716	(3,263)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(94,434)	79,802
Balance at beginning of period	179,694	39,446

Balance at end of period	$85,260	$119,248

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
     Recently Issued Accounting Pronouncements — In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which removes certain leasing transactions from the scope of SFAS 157, and FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of SFAS 157 for one year for certain nonfinancial assets and liabilities.  On February 3, 2008, we adopted without material impact to our financial position, results of operations or cash flows the provisions of SFAS 157 related to financial assets and liabilities measured at fair value on a recurring basis.  Beginning February 1, 2009, we will adopt the provisions for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis, which include those measured at fair value in goodwill impairment testing, indefinite-lived intangible assets measured at fair value for impairment assessment, nonfinancial long-lived assets measured at fair value for impairment assessment, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination.  We do not expect the provisions of SFAS 157 related to these items to have a material impact on our financial position, results of operations or cash flows.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides companies with an option to measure certain financial instruments and other items at fair value with changes in fair value reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not elected to exercise the fair value irrevocable option and, as such, the adoption of SFAS 159 did not have a material impact on our financial position, results of operations or cash flows.
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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how a company recognizes assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at fair value at the acquisition date. The statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effect of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. Currently the adoption of SFAS 141R is not expected to have a significant impact on our financial position, results of operation or cash flows. A significant impact may however be realized on any future acquisitions by the Company. The amounts of such impact cannot be currently determined and will depend on the nature and terms of such future acquisitions, if any.
     In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  This FSP provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  All prior period earnings per share data presented shall be adjusted retrospectively.  Early application of this FSP is prohibited.  We are currently evaluating the potential impact of adopting FSP EITF 03-6-1.
2. Acquisition
     On April 9, 2007, we completed the acquisition of After Hours Formalwear, Inc (“After Hours”), a men’s formalwear chain in the United States with 509 stores operating under After Hours Formalwear and Mr. Tux store fronts. The results of After Hours’ operations have been included in the condensed consolidated financial statements since the acquisition date, beginning April 10, 2007.
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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The following pro forma information presents the Company’s results of operations for the first six months of 2007 as if the After Hours acquisition had occurred on January 29, 2006, after giving effect to certain purchase accounting adjustments (in thousands, except per share amounts).

Pro Forma for the
Six Months Ended
August 4,
2007
Net sales:
Clothing product	$809,417
Tuxedo rental services	220,764
Alteration and other services	65,263

Total net sales	1,095,444

Cost of sales:
Clothing product including buying and distribution costs	355,771
Tuxedo rental services	39,930
Alteration and other services	49,405
Occupancy costs	132,836

Total cost of sales	577,942

Gross margin	517,502

Selling, general and administrative expenses	382,611

Operating income	134,891

Interest income	(2,825)
Interest expense	2,420

Earnings before income taxes	135,296

Provision for income taxes	48,733

Net earnings	$86,563

Net earnings per share:
Basic	$1.61

Diluted	$1.59

Weighted average common shares outstanding:
Basic	53,851

Diluted	54,538

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
     The following table reconciles basic and diluted weighted average common shares outstanding and the related net earnings per share (in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	August 4, 2007	August 2, 2008	August 4, 2007	August 2, 2008
Net earnings	$54,226	$32,825	$95,159	$42,768

Basic weighted average common shares outstanding	53,739	51,639	53,851	51,555
Effect of dilutive securities:
Stock options and equity-based compensation	627	223	687	308

Diluted weighted average common shares outstanding	54,366	51,862	54,538	51,863

Net earnings per share:
Basic	$1.01	$0.64	$1.77	$0.83

Diluted	$1.00	$0.63	$1.74	$0.82

4. Long-Term Debt
     Our Amended and Restated Credit Agreement (the “Credit Agreement”) with a group of banks, which was last amended on February 2, 2007, provides for a secured revolving credit facility of $200.0 million, which can be expanded to $250.0 million upon additional lender commitments, that matures on February 11, 2012. The Credit Agreement also provided our Canadian subsidiaries with a secured term loan used to fund the repatriation of US$74.7 million of Canadian earnings in January 2006 under the American Jobs Creation Act of 2004. The Canadian term loan matures on February 10, 2011. The Credit Agreement is secured by the stock of certain of the Company’s subsidiaries. The Credit Agreement has several borrowing and interest rate options including the following indices: (i) an alternate base rate (equal to the greater of the prime rate or the federal funds rate plus 0.5%) or (ii) LIBO rate or (iii) CDO rate. Advances under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin up to 1.125%. The Credit Agreement also provides for fees applicable to unused commitments ranging from 0.100% to 0.175%. As of August 2, 2008, there were no borrowings outstanding under the revolving credit facility and there was US$84.2 million outstanding under the Canadian term loan with an effective interest rate of 4.0%.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain certain financial ratios. The restrictive provisions in the Credit Agreement reflect an overall covenant structure that is generally representative of a commercial loan made to an investment-grade company. Our debt, however, is not rated, and we have not sought, and are not seeking, a rating of our debt. We were in compliance with the covenants in the Credit Agreement as of August 2, 2008.
     We utilize letters of credit primarily to secure inventory purchases. At August 2, 2008, letters of credit totaling approximately $14.8 million were issued and outstanding.
5. Income Taxes
     During the first quarter of 2008, we concluded and settled certain income tax audits resulting in a cash payment of $1.0 million, of which $0.3 million was interest, and recognition of $1.3 million of previously unrecognized tax benefits and $0.4 million of benefit from associated accrued interest. The amount of recognized tax benefits that affected the effective tax rate for the six months ended August 2, 2008 was $1.1 million.
6. Comprehensive Income and Supplemental Cash Flows
     Our comprehensive income is as follows (in thousands):

	For the Three Months		For the Six Months
	Ended		Ended
	August 4,	August 2,	August 4,	August 2,
	2007	2008	2007	2008
Net earnings	$54,226	$32,825	$95,159	$42,768
Currency translation adjustments, net of tax	5,582	(1,293)	12,567	(4,724)

Comprehensive income	$59,808	$31,532	$107,726	$38,044

     Supplemental disclosure of cash flow information is as follows (in thousands):

	For the Six Months
	Ended
	August 4,	August 2,
	2007	2008
Cash paid:
Interest	$2,181	$2,558
Income taxes	53,593	26,039

Schedule of noncash investing and financing activities:
Tax benefit (deficiency) related to stock-based plans	4,105	(760)
Treasury stock contributed to employee stock plan	2,500	1,000
     We had cash dividends declared of $3.2 million and $3.7 million at August 4, 2007 and August 2, 2008, respectively. We had capital expenditure purchases accrued in accounts payable and accrued expenses of approximately $5.1 million and $3.8 million at August 4, 2007 and August 2, 2008, respectively.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
7. Goodwill and Other Intangible Assets
     Changes in the net carrying amount of goodwill for the year ended February 2, 2008 and for the six months ended August 2, 2008 are as follows (in thousands):

Balance February 3, 2007	$56,867
Translation adjustment	4,513
Goodwill of acquired business	6,365
Effect of excess tax deductible goodwill	(2,436)

Balance, February 2, 2008	$65,309
Translation adjustment	(900)
Adjustment of goodwill of acquired business	(1,338)
Effect of excess tax deductible goodwill	(1,533)

Balance, August 2, 2008	$61,538

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
     The gross carrying amount and accumulated amortization of our other intangibles, which are included in other assets in the accompanying balance sheet, are as follows (in thousands):

	August 4, 2007	August 2, 2008	February 2, 2008
Trademarks, tradenames, favorable leases and other intangibles	$15,733	$17,076	$17,053
Accumulated amortization	(5,382)	(8,039)	(6,753)

Net total	$10,351	$9,037	$10,300

     The pretax amortization expense associated with intangible assets totaled approximately $0.9 million and $1.3 million for the six months ended August 4, 2007 and August 2, 2008, respectively, and approximately $2.3 million for the year ended February 2, 2008. Pretax amortization associated with intangible assets at August 2, 2008 is estimated to be $1.3 million for the remainder of fiscal year 2008, $2.1 million for fiscal year 2009, $1.5 million for fiscal year 2010, $1.2 million for fiscal year 2011 and $0.8 million for fiscal year 2012.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
8. Treasury Stock
     As of August 2, 2008, we had 18,104,310 shares held in treasury stock. The change in our treasury shares for the year ended February 2, 2008 and for the six months ended August 2, 2008 is provided below:

Treasury
Shares
Balance, February 2, 2007	15,234,677
Treasury stock issued to profit sharing plan	(65,207)
Purchases of treasury stock	2,985,190

Balance, February 2, 2008	18,154,660
Treasury stock issued to profit sharing plan	(57,078)
Purchases of treasury stock	6,728

Balance, August 2, 2008	18,104,310

     In January 2006, the Board of Directors authorized a $100.0 million share repurchase program of our common stock. This authorization superceded any remaining previous authorizations. During the six months ended August 4, 2007, 940,000 shares at a cost of $44.0 million were repurchased in open market transactions under this program at an average price per share of $46.77. In August 2007, the Company’s Board of Directors approved a replenishment of the Company’s share repurchase program to $100 million by authorizing $90.3 million to be added to the remaining $9.7 million of the then current program. No shares were repurchased under the authorization during the first six months of 2008. At August 2, 2008, the remaining balance available under the August 2007 replenishment was $44.3 million.
     During the six months ended August 2, 2008, 6,728 shares were repurchased at an average price per share of $23.13 in a private transaction to satisfy tax withholding obligations arising upon the vesting of certain restricted stock.
9. Stock-Based Compensation Plans
     We maintain several equity plans under which we may grant stock options, stock appreciation rights, restricted stock, deferred stock units and performance based awards to full-time key employees and non-employee directors. We account for stock-based awards using SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the compensation cost resulting from all share-based payment transactions be recognized in the financial statements. The amount of compensation cost is measured based on the grant-date fair value of the instrument issued and is recognized over the vesting period. Stock-based compensation expense recognized for the three and six months ended August 4, 2007 was $2.0 million and $4.0 million, respectively. Stock-based compensation expense recognized for the three and six months ended August 2, 2008 was $2.5 million and $4.7 million, respectively. Excess tax benefits realized from the exercise of stock-based compensation were $3.3 million and $0.1 million for the six months ended August 4, 2007 and August 2, 2008, respectively.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Stock Options
     The following table summarizes stock option activity for the six months ended August 2, 2008:

		Weighted-
		Average
		Exercise
	Shares	Price
Outstanding at February 2, 2008	1,109,125	$17.82
Granted	694,000	23.00
Exercised	(4,673)	18.03
Forfeited or expired	(58,673)	22.06

Outstanding at August 2, 2008	1,739,779	$19.74

Exercisable at August 2, 2008	535,512	$15.15

     The weighted-average fair value of the 694,000 stock options granted during the six months ended August 2, 2008 was $8.09 per share. The following table summarizes the weighted average assumptions used to fair value stock options at the date of grant using the Black-Scholes option pricing model for the three and six months ended August 2, 2008:

		For the six
	For the three	months
	months ended	ended
	August 2,	August 2,
	2008	2008
Risk-free interest rate	3.03%	2.41%
Expected lives	4.5 years	4.5 years
Dividend yield	0.79%	0.79%
Expected volatility	42.15%	41.57%
     The assumptions presented in the table above represent the weighted average of the applicable assumptions used to fair value stock options. Expected volatility is based on historical volatility of our common stock. The expected term is based upon historical observation of actual time elapsed between date of grant and settlement of options for all employees. The risk-free interest rate is based on a zero-coupon U.S. Treasury issue as of the date of grant over the expected term. The dividend yield is based on the estimated annual cash dividend divided by the market price of our common stock at the time of payment.
     As of August 2, 2008, we have unrecognized compensation expense related to nonvested stock options of approximately $7.2 million which is expected to be recognized over a weighted average period of 3.5 years.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Restricted Stock and Deferred Stock Units
     The following table summarizes restricted stock and deferred stock unit activity for the six months ended August 2, 2008:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at February 2, 2008	467,036	$33.30
Granted	261,592	23.09
Vested	(207,120)	33.99
Forfeited	(6,912)	31.34

Nonvested at August 2, 2008	514,596	$27.85

     During the six months ended August 2, 2008, 20,860 restricted stock shares and 186,260 deferred stock units vested. No shares of restricted stock were granted or forfeited during the six months ended August 2, 2008. Total nonvested shares of 514,596 at August 2, 2008 include 67,080 nonvested restricted stock shares.
     As of August 2, 2008, we have unrecognized compensation expense related to nonvested restricted stock and deferred stock units of approximately $10.3 million which is expected to be recognized over a weighted average period of 1.9 years.
     Employee Stock Purchase Plan
     The Employee Stock Discount Plan (“ESDP”) allows employees to authorize after-tax payroll deductions to be used for the purchase of up to 2,137,500 shares of our common stock at 85% of the lesser of the fair market value on the first day of the offering period or the fair market value on the last day of the offering period. We make no contributions to this plan but pay all brokerage, service and other costs incurred. The plan, as amended, allows participants to purchase no more than 125 shares during any calendar quarter.
     During the six months ended August 2, 2008, employees purchased 66,231 shares under the ESDP, the weighted-average fair value of which was $16.56 per share. As of August 2, 2008, 1,397,620 shares were reserved for future issuance under the ESDP.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
10. Manufacturing Facility Closure
     On March 3, 2008, we announced that Golden Brand Clothing (Canada) Ltd., an indirect wholly owned subsidiary of the Company, intended to close its Montreal, Quebec-based manufacturing facility. Despite previous reductions in production over the last three years, the strengthening Canadian dollar and the increasing pace of imports by competitors resulted in the decision to close the manufacturing facility. A grievance filed in May 2008 by the Canadian union representing certain employees at the manufacturing facility in Montreal was resolved on July 7, 2008, and the facility was closed on July 11, 2008.
     We expect the total pretax charges to be incurred in connection with the closure of the Montreal manufacturing facility to be approximately $9.8 million, which consists of $6.6 million for severance payments, $1.1 million for the write-off of fixed assets, $1.6 million for lease termination payments and approximately $0.5 million for costs to finalize the clean-up and closing of the facility. As of August 2, 2008, we have recognized pretax costs of $8.2 million for closure of the facility, including $6.3 million for severance payments, $1.1 million for the write-off of fixed assets and approximately $0.8 million for other costs related to closing the facility. These charges are included in “Selling, general and administrative expenses” in our condensed consolidated statement of earnings. Cash payments of $4.6 million related to the closure of the facility were paid in the second quarter of 2008. The pretax cost for the third quarter of 2008 is estimated at $1.6 million.
     The following table details information related to pretax charges recorded during the three months ended August 2, 2008 related to the closure of the Montreal manufacturing facility (in thousands):

Accrued costs at May 3, 2008	$267
Costs incurred	7,303
Cash payments	(4,557)
Non-cash charges	(1,258)
Translation adjustment	(69)

Accrued costs at August 2, 2008	$1,686

     The following table details information related to pretax charges recorded during the six months ended August 2, 2008 related to the closure of the Montreal manufacturing facility (in thousands):

Accrued costs at February 2, 2008	$—
Costs incurred	8,166
Cash payments	(4,557)
Non-cash charges	(1,850)
Translation adjustment	(73)

Accrued costs at August 2, 2008	$1,686

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
12. Supplemental Sales Information (in thousands)

	For the Three Months Ended		For the Six Months Ended
	August 4, 2007	August 2, 2008	August 4, 2007	August 2, 2008
Net sales:
Men’s tailored clothing product	$209,550	$202,279	$418,656	$403,868
Men’s non-tailored clothing product	173,461	162,622	344,862	325,269
Ladies clothing product	16,161	15,958	35,987	33,353
Corporate uniform product	3,227	5,249	6,394	12,109

Total clothing product	402,399	386,108	805,899	774,599

Tuxedo rentals	134,570	127,453	194,430	197,647
Alteration services	26,871	26,039	54,119	52,577
Retail dry cleaning services	5,506	5,689	11,016	11,562

Total tuxedo rental, alteration and other services	166,947	159,181	259,565	261,786

Total net sales	$569,346	$545,289	$1,065,464	$1,036,385

Net sales by brand:
MW (including After Hours from April 10, 2007)	$386,730	$362,692	$718,989	$690,622
K&G	101,215	96,412	211,185	197,027
Moores	72,848	75,247	118,100	125,065
MW Cleaners	5,326	5,689	10,796	11,562
Twin Hill	3,227	5,249	6,394	12,109

Total net sales	$569,346	$545,289	$1,065,464	$1,036,385

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
     The following table presents information with respect to retail apparel stores in operation during each of the respective fiscal periods:

	For the Three Months		For the Six Months		For the Year
	Ended		Ended		Ended
	August 4,	August 2,	August 4,	August 2,	February 2,
	2007	2008	2007	2008	2008
Stores open at beginning of period:	1,267	1,285	752	1,273	752
Opened	11	12	20	24	42
Acquired	—	—	509	—	509
Closed	(9)	(10)	(12)	(10)	(30)

Stores open at end of period	1,269	1,287	1,269	1,287	1,273

Stores open at end of period:
U.S. —
Men’s Wearhouse	553	572	553	572	563
MW Tux	500	493	500	493	489
K&G	100	106	100	106	105

	1,153	1,171	1,153	1,171	1,157

Canada —
Moores	116	116	116	116	116

	1,269	1,287	1,269	1,287	1,273

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
     As of August 2, 2008, we are operating 35 retail dry cleaning and laundry facilities in the Houston, Texas area. We may open or acquire additional facilities on a limited basis in 2008. In addition, we continue to pursue our corporate apparel and uniform program by entering into contracts to provide corporate uniforms to our customers’ workforces.

Results of Operations
Three Months Ended August 4, 2007 compared to Three Months ended August 2, 2008
     The following table sets forth the Company’s results of operations expressed as a percentage of net sales for the periods indicated:

	For the Three Months
	Ended
	August 4,	August 2,
	2007	2008
Net sales	100.0%	100.0%
Cost of sales:
Clothing product, including buying and distribution costs	30.8	31.6
Tuxedo rental services	4.6	3.8
Alteration and other services	4.4	4.7
Occupancy costs	12.0	13.5

Gross margin	48.2	46.4
Selling, general and administrative expenses	33.7	36.5

Operating income	14.5	9.9
Interest income	(0.3)	(0.1)
Interest expense	0.2	0.2

Earnings before income taxes	14.6	9.8
Provision for income taxes	5.1	3.8

Net earnings	9.5%	6.0%

     The Company’s net sales decreased $24.1 million, or 4.2%, to $545.3 million for the quarter ended August 2, 2008. The decrease was due mainly to a $16.3 million decrease in clothing product revenues and a $7.1 million decrease in tuxedo rental service revenues, and is attributable to the following:

(in millions)	Amount Attributed to
$(37.8)	Decrease in comparable sales
7.4	Increase from net sales of stores opened in 2007, relocated stores and expanded stores not yet included in comparable sales
3.1	Increase in net sales from 24 new stores opened in 2008
1.9	Increase in alteration and other sales
(2.7)	Change in net sales resulting from stores closed
4.0	Change in net sales resulting from exchange rate changes

$(24.1)	Total
     Our comparable store sales (which are calculated by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period) decreased 7.8% at Men’s Wearhouse, 8.9% at K&G and 2.8% at Moores. These decreases were primarily due to decreased clothing product sales resulting from lower traffic levels at all of our retail apparel brands. As a percentage of total revenues, tuxedo rental service revenues decreased slightly from 23.6% in the second quarter of 2007 to 23.4% in the second quarter of 2008. This decline was primarily due to reduced tuxedo rental sales at stores acquired from After Hours as well as the sale of the acquired wholesale tuxedo rental operations in July 2007.

     The Company’s gross margin was as follows:

	For the Three Months
	Ended
	August 4,	August 2,
	2007	2008
Gross margin	$274,498	$253,043

Gross margin as a percentage of related sales:
Clothing product, including buying and distribution costs	56.4%	55.3%
Tuxedo rental services	80.7%	83.7%
Alteration and other services	22.0%	20.6%
Occupancy costs	(12.0)%	(13.5)%
Total gross margin	48.2%	46.4%
     Total gross margin decreased 7.8% from the same prior year quarter to $253.0 million in the second quarter of 2008. As a percentage of sales, total gross margin decreased from 48.2% in the second quarter of 2007 to 46.4% in the second quarter of 2008. This decrease is due mainly to an increase from 12.0% in the second quarter of 2007 to 13.5% in the second quarter of 2008 for occupancy cost, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation. On an absolute dollar basis, occupancy cost increased by 8.1% from the second quarter of 2007 to the second quarter of 2008, due mainly to increased rental rates for new and renewed leases. With respect to gross margin as a percentage of related sales, the clothing product gross margin decreased from 56.4% in 2007 to 55.3% in 2008 due primarily to increased markdowns at K&G. The tuxedo rental services gross margin increased from 80.7% in 2007 to 83.7% in 2008 due mainly to the absence in 2008 of a $3.2 million charge taken in the second quarter of 2007 in connection with initial efforts to establish a global merchandising assortment for the combined tuxedo rental operations of After Hours and Men’s Wearhouse. The gross margin for alteration and other services also decreased from 22.0% in 2007 to 20.6% in 2008 mainly because of the decreased clothing sales in the 2008 quarter and the related deleveraging of fixed costs for these services.
     Selling, general and administrative expenses increased to $198.9 million in the second quarter of 2008 from $191.8 million in the second quarter of 2007, an increase of $7.1 million or 3.7%. As a percentage of sales, these expenses increased from 33.7% in the second quarter of 2007 to 36.5% in the second quarter of 2008. The components of this 2.8% net increase in SG&A expenses as a percentage of net sales were as follows:

%	Attributed to

0.2
Increase in advertising expense as a percentage of sales from 2.7% in the second quarter of 2007 to 2.9% in the second quarter of 2008. On an absolute dollar basis, advertising expense increased $0.2 million.

0.4	Increase in store salaries as a percentage of sales from 13.5% in the second quarter of 2007 to 13.9% in the second quarter of 2008. Store salaries on an absolute dollar basis decreased $1.0 million.
1.4	Increase in other SG&A expenses of $7.3 million in connection with the July 11, 2008 closure of the Canadian based manufacturing facility operated by the Company’s subsidiary, Golden Brand.
0.8
Increase in other SG&A expenses as a percentage of sales from 17.5% in the second quarter of 2007 to 18.3% in the second quarter of 2008. On an absolute dollar basis, other SG&A expenses increased $0.6 million.

2.8%	Total
     Interest expense decreased from $1.1 million in the second quarter of 2007 to $1.0 million in the second quarter of 2008 while interest income decreased from $1.7 million in the first quarter of 2007 to $0.7 million in the second quarter of 2008. Weighted average borrowings outstanding increased from $82.0 million in the second quarter of 2007 to $88.6 million in the second quarter of 2008, and the weighted average interest rate on outstanding indebtedness decreased from 5.2% to 4.3%. The increase in the weighted average borrowings is due to borrowings under our revolving credit facility resulting mainly from reduced cash flow from operations in 2008. The decrease in the weighted average interest rate is mainly due to a decrease in the effective interest rate for the Canadian term loan from 5.3% at August 4, 2007 to 4.0% at August 2, 2008. The decrease in interest income is primarily due to the decrease in interest earned on our short-term investments for the second quarter of 2008 compared to the same period in the prior year. At August 2, 2008, we held no short-term investments, compared to $49.7 million at August 4, 2007, due mainly to our reduced earnings in 2008.
     Our effective income tax rate was 34.8% for the second quarter of 2007 and 39.0% for the second quarter of 2008. The effective tax rate in 2007 was lower than the statutory U.S. federal rate of 35% primarily due to favorable developments on certain income tax matters that more than offset the effect of state income taxes. The effective tax rate in 2008 was higher than the statutory U.S. federal rate of 35% primarily due to the effect of state income taxes.
     These factors resulted in net earnings of $32.8 million or 6.0% of net sales for the second quarter of 2008, compared with net earnings of $54.2 million or 9.5% of net sales for the second quarter of 2007.
Six Months Ended August 4, 2007 compared to Six Months ended August 2, 2008
     The following table sets forth the Company’s results of operations expressed as a percentage of net sales for the periods indicated:

	For the Six Months
	Ended
	August 4,	August 2,
	2007	2008
Net sales	100.0%	100.0%
Cost of sales:
Clothing product, including buying and distribution costs	33.2	32.9
Tuxedo rental services	3.4	3.2
Alteration and other services	4.5	4.8
Occupancy costs	11.9	14.2

Gross margin	47.0	44.9
Selling, general and administrative expenses	33.1	38.2

Operating income	13.9	6.7
Interest income	(0.3)	(0.2)
Interest expense	0.2	0.3

Earnings before income taxes	14.0	6.6
Provision for income taxes	5.1	2.5

Net earnings	8.9%	4.1%

     The Company’s net sales decreased $29.1 million, or 2.7%, to $1,036.4 million for the six months ended August 2, 2008. The decrease was due mainly to a $31.3 million decrease in clothing product revenues, offset partially by a $3.2 million increase in tuxedo rental service revenues, and is attributable to the following:

(in millions)	Amount Attributed to
$(71.5)	Decrease in comparable sales.
20.5	Increase from net sales of stores opened in 2007, relocated stores and expanded stores not yet included in comparable sales.
5.5	Increase in alteration and other sales.
4.5	Increase in net sales from 24 new stores opened in 2008.
3.8	Increase from net sales of acquired After Hours stores, not included in comparable sales until second quarter of 2008.
(1.9)	Change in net sales resulting from stores closed.
10.0	Change in net sales resulting from exchange rate changes.

$(29.1)	Total
     Our comparable store sales decreased 7.2% at Men’s Wearhouse, 11.6% at K&G and 3.3% at Moores. These decreases were primarily due to decreased clothing product sales resulting from continued declines in traffic levels at all our retail apparel brands. The lower clothing product sales were partially offset at Men’s Wearhouse and Moores by increased revenues from our tuxedo rental services. As a percentage of total revenues, tuxedo rental service revenues increased from 18.2% in the first six months of 2007 to 19.1% in the first six months of 2008 due mainly to a full six months of rentals in 2008 from the After Hours stores acquired on April 9, 2007 and to higher average rental rates at the Men’s Wearhouse stores.

     The Company’s gross margin was as follows:

	For the Six Months Ended
	August 4,	August 2,
	2007	2008
Gross margin	$500,771	$464,798

Gross margin as a percentage of related sales:
Clothing product, including buying and distribution costs	56.2%	56.0%
Tuxedo rental services	81.6%	83.1%
Alteration and other services	24.1%	22.1%
Occupancy costs	(11.9)%	(14.2)%
Total gross margin	47.0%	44.9%
     Total gross margin decreased 7.2% from the same prior year period to $464.8 million in the first six months of 2008. As a percentage of sales, total gross margin decreased from 47.0% in the first six months of 2007 to 44.9% in the first six months of 2008. This decrease is due mainly to an increase from 11.9% in the first six months of 2007 to 14.2% in the first six months of 2008 for occupancy cost, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation. On an absolute dollar basis, occupancy cost increased by 16.5% from the first six months of 2007 to the first six months of 2008, due mainly to our acquisition of After Hours and increased rental rates for new and renewed leases. With respect to gross margin as a percentage of related sales, the clothing product gross margin decreased from 56.2% in 2007 to 56.0% in 2008 due primarily to higher markdowns at K&G. The tuxedo rental services gross margin increased from 81.6% in 2007 to 83.1% in 2008 due mainly to the absence in 2008 of a $3.2 million charge taken in the second quarter of 2007 in connection with initial efforts to establish a global merchandising assortment for the combined tuxedo rental operations of After Hours and Men’s Wearhouse. The gross margin for alteration and other services decreased from 24.1% in 2007 to 22.1% in 2008 mainly because of the decreased clothing sales in 2008 and the related deleveraging of fixed costs for these services.
     Selling, general and administrative expenses increased to $395.5 million in the first six months of 2008 from $352.8 million in the first six months of 2007, an increase of $42.7 million or 12.1%. As a percentage of sales, these expenses increased from 33.1% in the first six months of 2007 to 38.2% in the first six months of 2008. The components of this 5.1% net increase in SG&A expenses as a percentage of net sales were as follows:

%	Attributed to

0.5
Increase in advertising expense as a percentage of sales from 3.1% in the first six months of 2007 to 3.6% in the first six months of 2008. On an absolute dollar basis, advertising expense increased $4.2 million.

1.1
Increase in store salaries as a percentage of sales from 13.2% in the first six months of 2007 to 14.3% in the first six months of 2008. Store salaries on an absolute dollar basis increased $7.1 million primarily due to a full six months of MW Tux (formerly After Hours) store salaries in 2008 versus 116 days in the first six months of 2007.

0.8	Increase in other SG&A expenses of $8.2 million in connection with the July 11, 2008 closure of the Canadian based manufacturing facility operated by the Company’s subsidiary, Golden Brand.
2.7
Increase in other SG&A expenses as a percentage of sales from 16.8% in the first six months of 2007 to 19.5% in the first six months of 2008. On an absolute dollar basis, other SG&A expenses increased $23.2 million primarily due to other SG&A expenses associated with a full six months of MW Tux (formerly After Hours) operations in 2008 versus 116 days in the first six months of 2007.

5.1%	Total
     Interest expense increased from $2.2 million in the first six months of 2007 to $2.6 million in the first six months of 2008 while interest income decreased from $3.3 million in the first six months of 2007 to $1.5 million in the first six months of 2008. Weighted average borrowings outstanding increased from $82.0 million in the first six months of 2007 to $101.9 million in the first six months of 2008, and the weighted average interest rate on outstanding indebtedness decreased from 5.1% to 4.8%. The increase in the weighted average borrowings is due to borrowings under our revolving credit facility resulting mainly from reduced cash flow from operations in 2008. The decrease in the weighted average interest rate is mainly due to a decrease in the effective interest rate for the Canadian term loan from 5.3% at August 4, 2007 to 4.0% at August 2, 2008, offset partially by borrowings under our revolving credit facility during the first six months of 2008. The decrease in interest income is primarily due to the decrease in interest earned on our short-term investments for the first six months of 2008 compared to the first six months of 2007. At August 2, 2008, we held no short-term investments, compared to $49.7 million at August 4, 2007, due mainly to our reduced earnings in 2008.
     Our effective income tax rate was 36.1% for the first six months of 2007 and 37.2% for the first six months of 2008. The effective tax rate in 2007 was higher than the statutory U.S. federal rate of 35% primarily due to the effect of state income taxes, offset by favorable developments in certain outstanding income tax matters in the second quarter of 2007. The effective tax rate in 2008 was higher than the statutory U.S. federal rate of 35% primarily due to the effect of state income taxes, offset by the conclusion of certain income tax audits during the first quarter of 2008. The concluded and settled income tax audits during the first quarter of 2008 resulted in a cash payment of $1.0 million, of which $0.3 million was interest, and recognition of $1.3 million of previously unrecognized tax benefits and $0.4 million of benefit from associated accrued interest. The amount of recognized tax benefits that affected the effective tax rate was $1.1 million.
     These factors resulted in net earnings of $42.8 million or 4.1% of net sales for the first six months of 2008, compared with net earnings of $95.2 million or 8.9% of net sales for the first six months of 2007.
Supplemental Information
Pro Forma for the Six Months Ended August 4, 2007 compared to the Six Months Ended August 2, 2008
     The consolidated statements of earnings included herein reflect the Company’s GAAP results of operations for the six months ended August 4, 2007 and August 2, 2008. Since the acquisition of After Hours occurred on April 9, 2007, the inclusion of its off-season operations as if the acquisition had occurred prior to the beginning of 2007 reduces diluted earnings per share for the six months ended August 4, 2007 from $1.74 on a GAAP basis to $1.59 on a pro forma basis and allows for a comparison of the 2008 and 2007 results on a comparable operations basis. The following table, expressed as a percentage of net sales for the periods indicated, and comments that follow are based on a comparison of the pro forma results for the first six months of 2007 with the GAAP results for the first six months of 2008. Refer to Note 2 for pro forma results of operations for the six months ended August 4, 2007.

	For the Six Months Ended
	Pro Forma
	August 4,	August 2,
	2007	2008
Net sales	100.0%	100.0%
Cost of sales:
Clothing product, including buying and distribution costs	32.5	32.9
Tuxedo rental services	3.7	3.2
Alteration and other services	4.5	4.8
Occupancy costs	12.1	14.2

Gross margin	47.2	44.9
Selling, general and administrative expenses	34.9	38.2

Operating income	12.3	6.7
Interest income	(0.3)	(0.2)
Interest expense	0.2	0.3

Earnings before income taxes	12.4	6.6
Provision for income taxes	4.5	2.5

Net earnings	7.9%	4.1%

     Total net sales decreased $59.0 million or 5.4% to $1,036.4 million for the first six months of 2008 from $1,095.4 million for the pro forma first six months of 2007. Clothing product sales, representing 74.7% of 2008 total net sales, decreased 4.3% due primarily to decreases in comparable store sales driven by a reduction in store traffic levels. Tuxedo rental service sales, representing 19.1% of 2008 total net sales, decreased 10.5%. This decline was primarily due to reduced tuxedo rental sales at stores acquired from After Hours as well as the sale of the acquired wholesale tuxedo rental operations in July 2007. These declines were partially offset by increases in tuxedo rental service sales at the Men’s Wearhouse stores.
     Gross margin before occupancy costs, as a percentage of total net sales, decreased 30 basis points from pro forma 59.4% in the first six months of 2007 to 59.1% in the first six months of 2008. Clothing product margins as a percentage of related 2008 sales decreased 6 basis points while tuxedo rental service margins increased 121 basis points from the pro forma first six months of 2007. Gross margin for alteration and other services decreased 215 basis points due to deleveraging of fixed costs. Occupancy costs as a percentage of total net sales increased by 209 basis points from pro forma 12.1% in the first six months of 2007 to 14.2% in the first six months of 2008 due to the deleveraging effect of reduced comparable store sales, increased rental rates for new and renewed leases and increased depreciation expense from the rebranding of After Hours stores to MW Tux.
     Selling, general, and administrative expenses, as a percentage of total net sales, increased 323 basis points from pro forma 34.9% in the first six months of 2007 to 38.2% in the first six months of 2008. This increase was primarily due to the deleveraging effect of reduced net sales in addition to $8.2 million of costs associated with the July 11, 2008 closure of the Canadian based manufacturing facility operated by the Company’s subsidiary, Golden Brand.
     These factors resulted in operating income of $69.3 million and net earnings of $42.8 million in the first six months of 2008 compared to pro forma operating income of $134.9 million and net earnings of $86.6 million for the same period in 2007.
Liquidity and Capital Resources
     Our Amended and Restated Credit Agreement (the “Credit Agreement”) with a group of banks, which was last amended on February 2, 2007, provides for a secured revolving credit facility of $200.0 million, which can be expanded to $250.0 million upon additional lender commitments, that matures on February 11, 2012. The Credit Agreement also provided our Canadian subsidiaries with a secured term loan used to fund the repatriation of US$74.7 million of Canadian earnings in January 2006 under the American Jobs Creation Act of 2004. The Canadian term loan matures on February 10, 2011. The Credit Agreement is secured by the stock of certain of the Company’s subsidiaries. The Credit Agreement has several borrowing and interest rate options including the following indices: (i) an alternate base rate (equal to the greater of the prime rate or the federal funds rate plus 0.5%) or (ii) LIBO rate or (iii) CDO rate. Advances under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin up to 1.125%. The Credit Agreement also provides for fees applicable to unused commitments ranging from 0.100% to 0.175%. As of August 2, 2008, there were no borrowings outstanding under the revolving credit facility and there was US$84.2 million outstanding under the Canadian term loan with an effective interest rate of 4.0%.
     The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain certain financial ratios. The restrictive provisions in the Credit Agreement reflect an overall covenant structure that is generally representative of a commercial loan made to an investment-grade company. Our debt, however, is not rated, and we have not sought, and are not seeking, a rating of our debt. We were in compliance with the covenants in the Credit Agreement as of August 2, 2008.
     We utilize letters of credit primarily to secure inventory purchases. At August 2, 2008, letters of credit totaling approximately $14.8 million were issued and outstanding.
     Our primary sources of working capital are cash flow from operations and borrowings under the Credit Agreement. We had working capital of $424.3 million at August 2, 2008, which is up from $393.7 million at February 2, 2008 and down from $433.1 million at August 4, 2007. Historically, our working capital has been at its lowest level in January and February, and has increased through November as inventory buildup occurs in preparation for the fourth quarter selling season. The $30.6 million increase in working capital at August 2, 2008 compared to February 2, 2008 resulted primarily from reduced payables associated with decreased clothing sales.
     Our operating activities provided net cash of $85.6 million during the first six months of 2008, due mainly to net earnings, adjusted for non-cash charges, and a decrease in inventories offset by increases in tuxedo rental product and decreases in accounts payable and accrued expenses. During the first half of 2007, our operating activities provided net cash of $111.7 million, due mainly to net earnings, adjusted for non-cash charges, offset by increases in tuxedo rental product and decreases in accounts payable and income taxes payable. The decrease in inventories during the first six months of 2008 was primarily due to lower inventory purchases as a result of decreased clothing sales for 2008. The increase in tuxedo rental product in the first half of 2007 and 2008 was due to purchases to support the continued growth in our tuxedo rental business and, in 2008, to rationalize the acquired After Hours tuxedo rental product offerings. Accounts payable and accrued expenses decreased in the first six months of 2007 and 2008 due mainly to the timing of vendor payments, the payment of bonuses and the contribution to the employee stock ownership plan and, in 2008, reduced purchases associated with decreased clothing sales. The decrease in income taxes payable in the first six months of 2007 was due primarily to favorable developments on certain outstanding income tax matters.
     Our investing activities provided net cash of $10.4 million for the first six months of 2008, due mainly to proceeds from available-for-sale investments of $59.9 million, offset by capital expenditures of $49.5 million. Our capital expenditures relate to costs incurred for stores opened, remodeled or relocated during the period or under construction at the end of the period, office and distribution facility additions and infrastructure technology investments. Our investing activities used net cash of $170.6 million for the first six months of 2007, due mainly to our acquisition of After Hours on April 9, 2007 for $69.8 million, capital expenditures of $52.7 million and net purchases of short-term investments of $49.7 million.
     Our financing activities used net cash of $13.0 million for the first six months of August 2, 2008, due mainly to the payment of cash dividends and payments on our revolving credit facility, offset partially by proceeds from the issuance of common stock. During the first six months of 2007, our financing activities used net cash of $43.2 million, due mainly to purchases of treasury stock and the payment of cash dividends, partially offset by proceeds from the issuance of common stock and excess tax benefits in connection with stock based compensation.
     Cash dividends paid were approximately $6.0 million and $7.3 million for the six months ended August 4, 2007 and August 2, 2008, respectively.
     In June 2008, our Board of Directors declared a quarterly cash dividend of $0.07 per share payable on September 26, 2008 to shareholders of record at close of business on September 16, 2008. The dividend payout is estimated to be approximately $3.7 million and is included in accrued expenses and other current liabilities as of August 2, 2008.
     In January 2006, the Board of Directors authorized a $100.0 million share repurchase program of our common stock. This authorization superceded any remaining previous authorizations. During the six months ended August 4, 2007, 940,000 shares at a cost of $44.0 million were repurchased in open market transactions under this program at an average price per share of $46.77. In August 2007, the Company’s Board of Directors approved a replenishment of the Company’s share repurchase program to $100 million by authorizing $90.3 million to be added to the remaining $9.7 million of the then current program. No shares were repurchased under the authorization during the first six months of 2008. At August 2, 2008, the remaining balance available under the August 2007 replenishment was $44.3 million.
     During the six months ended August 2, 2008, 6,728 shares were repurchased at an average price per share of $23.13 in a private transaction to satisfy tax withholding obligations arising upon the vesting of certain restricted stock.
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
     We are also subject to market risk as a result of the outstanding balance of US$84.2 million under our Canadian term loan at August 2, 2008, which bears a variable interest rate (see Note 4 of Notes to Condensed Consolidated Financial Statements). An increase in market interest rates would increase our interest expense and our cash requirements for interest payments. For example, an average increase of 0.5% in the variable interest rate would increase our interest expense and payments by approximately $0.5 million.
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the fiscal quarter ended August 2, 2008. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended August 2, 2008 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Changes in Internal Controls over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended August 2, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
     We are involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of our business. Management believes that none of these matters will have a material adverse effect on our financial position, results of operations or cash flows.
ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On June 25, 2008, the Company held its Annual Meeting of Shareholders. At the meeting, the shareholders voted on the following matters:
1.	The election of eight directors of the Company to hold office until the next Annual Meeting of Shareholders or until their respective successors are duly elected and qualified.

2.	A proposal to amend and restate the Company’s 2004 Long-Term Incentive Plan to allow the Company’s non-employee directors to participate in the plan and to increase the number of shares authorized for issuance under the plan.
     The eight nominees of the Board of Directors of the Company were elected at the meeting, and proposal two received the affirmative votes required for approval. The number of votes cast for, against and withheld, as well as the number of abstentions, as to each matter were as follows:

Proposal			Votes For	Votes Withheld
1.	Election of Directors

	George Zimmer		47,286,031	452,586

	David H. Edwab		46,976,976	761,641

	Rinaldo S. Brutoco		47,095,494	643,123

	Michael L. Ray, Ph.D.		47,285,022	453,595

	Sheldon I. Stein		39,764,981	7,973,636

	Deepak Chopra, M.D.		47,517,724	220,893

	William B. Sechrest.		33,055,456	14,683,161

	Larry R. Katzen		40,008,688	7,729,929

		Votes For	Votes Against	Abstentions
2.	Proposal to amend and restate Company’s 2004 Long-Term Incentive Plan	36,228,197	9,129,183	110,653

ITEM 6 — EXHIBITS
     (a) Exhibits.

Exhibit
Number		Exhibit Index

3.1	—	Third Amended and Restated By-laws (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 27, 2008).

10.1	—	2004 Long-Term Incentive Plan (as amended and restated effective as of April 1, 2008) (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 27, 2008).

31.1	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

31.2	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).

32.1	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

32.2	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, The Men’s Wearhouse, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 11, 2008	THE MEN’S WEARHOUSE, INC.
	By	/s/ NEILL P. DAVIS
Neill P. Davis
Executive Vice President, Chief Financial Officer, Treasurer and Principal Financial Officer

EXHIBIT INDEX

Exhibit
Number		Exhibit Index

3.1	—	Third Amended and Restated By-laws (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 27, 2008).

10.1	—	2004 Long-Term Incentive Plan (as amended and restated effective as of April 1, 2008) (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 27, 2008).

31.1	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

31.2	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).

32.1	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

32.2	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).