Form 10-Q
period 2008-11-01
MENS WEARHOUSE INC
filed 2008-12-11
CIK 884217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 1, 2008
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
(281) 776-7000
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
     The number of shares of common stock of the Registrant, par value $.01 per share, outstanding at December 5, 2008 was 51,754,963 excluding 18,104,310 shares classified as Treasury Stock.

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
PART I. FINANCIAL INFORMATION
ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GENERAL INFORMATION
     The condensed consolidated financial statements herein include the accounts of The Men’s Wearhouse, Inc. and its subsidiaries and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. As applicable under such regulations, certain information and footnote disclosures have been condensed or omitted. We believe that the presentation and disclosures herein are adequate to make the information not misleading, and the condensed consolidated financial statements reflect all elimination entries and normal adjustments which are necessary for a fair statement of the results for the three and nine months ended November 3, 2007 and November 1, 2008.
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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	November 3,	November 1,	February 2,
	2007	2008	2008
	(Unaudited)	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$102,531	$84,337	$39,446
Short-term investments	—	17,434	59,921
Accounts receivable, net	24,118	17,804	18,144
Inventories	515,917	490,831	492,423
Other current assets	69,217	66,223	61,061

Total current assets	711,783	676,629	670,995

PROPERTY AND EQUIPMENT, net	392,917	393,391	410,167

TUXEDO RENTAL PRODUCT, net	71,120	84,702	84,089
GOODWILL	73,674	58,695	65,309
OTHER ASSETS, net	23,204	18,361	25,907

TOTAL	$1,272,698	$1,231,778	$1,256,467

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$131,543	$130,944	$146,713
Accrued expenses and other current liabilities	123,214	102,347	124,952
Income taxes payable	19,425	468	5,590

Total current liabilities	274,182	233,759	277,255

LONG-TERM DEBT	92,595	88,608	92,399

DEFERRED TAXES AND OTHER LIABILITIES	68,294	65,674	70,876

Total liabilities	435,071	388,041	440,530

COMMITMENTS AND CONTINGENCIES (Note 4 and Note 12)

SHAREHOLDERS’ EQUITY:
Preferred stock	—	—	—
Common stock	695	699	696
Capital in excess of par	301,690	312,485	305,209
Retained earnings	868,968	926,468	880,084
Accumulated other comprehensive income	51,929	16,621	43,629

Total	1,223,282	1,256,273	1,229,618

Treasury stock, at cost	(385,655)	(412,536)	(413,681)

Total shareholders’ equity	837,627	843,737	815,937

TOTAL	$1,272,698	$1,231,778	$1,256,467

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	November 3,	November 1,	November 3,	November 1,
	2007	2008	2007	2008

Net sales:
Clothing product	$384,047	$334,415	$1,189,945	$1,109,014
Tuxedo rental services	96,090	96,498	290,521	294,145
Alteration and other services	31,999	28,760	97,134	92,899

Total net sales	512,136	459,673	1,577,600	1,496,058

Cost of sales:
Clothing product, including buying and distribution costs	159,204	143,793	512,360	484,758
Tuxedo rental services	16,383	16,202	52,072	49,569
Alteration and other services	24,941	23,673	74,346	73,608
Occupancy costs	71,137	73,281	197,580	220,601

Total cost of sales	271,665	256,949	836,358	828,536

Gross margin	240,471	202,724	741,242	667,522

Selling, general and administrative expenses	181,307	178,955	534,139	574,491

Operating income	59,164	23,769	207,103	93,031

Interest income	(1,352)	(744)	(4,655)	(2,259)
Interest expense	1,304	978	3,513	3,617

Earnings before income taxes	59,212	23,535	208,245	91,673

Provision for income taxes	22,145	8,948	76,019	34,318

Net earnings	$37,067	$14,587	$132,226	$57,355

Net earnings per share:
Basic	$0.70	$0.28	$2.47	$1.11

Diluted	$0.69	$0.28	$2.44	$1.10

Weighted average common shares outstanding:
Basic	53,141	51,703	53,614	51,604

Diluted	53,775	52,011	54,284	51,913

Cash dividends declared per share	$0.06	$0.07	$0.17	$0.21

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended
	November 3,	November 1,
	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings	$132,226	$57,355

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	57,293	68,699
Tuxedo rental product amortization	36,976	31,739
(Gain)/loss on disposition of assets	13	(212)
Deferred rent expense	1,374	2,586
Share-based compensation	6,071	7,333
Deferred tax provision	529	1,984
(Increase) decrease in accounts receivable	(2,205)	71
Increase in inventories	(43,825)	(9,953)
Increase in tuxedo rental product	(17,525)	(35,644)
(Increase) decrease in other assets	(2,630)	1,110
Decrease in accounts payable, accrued expenses and other current liabilities	(21,157)	(21,390)
Decrease in income taxes payable	(2,968)	(13,879)
Decrease in other liabilities	(1,088)	(1,738)

Net cash provided by operating activities	143,084	88,061

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(90,394)	(69,485)
Net assets acquired, net of cash	(68,253)	—
Purchases of available-for-sale investments	(277,480)	(17,434)
Proceeds from sales of available-for-sale investments	277,480	59,921
Other investing activities	(91)	175

Net cash used in investing activities	(158,738)	(26,823)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	6,323	2,359
Proceeds from revolving credit facility	—	150,600
Payments on revolving credit facility	—	(105,975)
Payments on Canadian term loan	—	(31,880)
Cash dividends paid	(9,186)	(10,936)
Tax payments related to vested deferred stock units	(2,207)	(1,402)
Excess tax benefits from share-based plans	3,402	125
Purchase of treasury stock	(78,080)	(156)

Net cash provided by (used in) financing activities	(79,748)	2,735

Effect of exchange rate changes	18,239	(19,082)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(77,163)	44,891
Balance at beginning of period	179,694	39,446

Balance at end of period	$102,531	$84,337

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
     Short-term investments at November 1, 2008 consist of highly liquid cashable guaranteed investment certificates with original maturities of more than three months, but less than one year. Cashable guaranteed investment certificates are one year investments that can be liquidated any time after a 30 day holding period from the date of purchase without penalty. Guaranteed investment certificates are invested with various Canadian banks. These short-term investments are classified as available-for-sale and are carried at cost or par value which approximates the fair market value, with interest on these securities included in interest income.
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
     Refer to Note 10 for SFAS 157 fair value measurement disclosures.
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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     In June 2007, the Emerging Issues Task Force (“EITF”) ratified its conclusion on EITF Issue No. 06-11, “Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The adoption of EITF 06-11 did not have a material impact on our financial position, results of operations or cash flows.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how a company recognizes assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at fair value at the acquisition date. The statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effect of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. Currently, the adoption of SFAS 141R is not expected to have a significant impact on our financial position, results of operation or cash flows. A significant impact may however be realized on any future acquisitions by the Company. The amounts of such impact cannot be currently determined and will depend on the nature and terms of such future acquisitions, if any.
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
     In June 2008, the EITF of the FASB reached a consensus on Issue No. 08-3, “Accounting by Lessees for Maintenance Deposits” (“EITF 08-3”). Effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, EITF 08-3 concluded that all maintenance deposits within its scope should be accounted for as a deposit and expensed or capitalized in accordance with the lessee’s maintenance accounting policy. We do not expect that the adoption of EITF 08-3 will have a material impact on our financial position, results of operations or cash flows.
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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The following pro forma information presents the Company’s results of operations for the first nine months of 2007 as if the After Hours acquisition had occurred on January 29, 2006, after giving effect to certain purchase accounting adjustments (in thousands, except per share amounts).

Pro Forma for the
Nine Months Ended
November 3,
2007
Net sales:
Clothing product	$1,193,463
Tuxedo rental services	316,855
Alteration and other services	97,262

Total net sales	1,607,580

Cost of sales:
Clothing product including buying and distribution costs	514,974
Tuxedo rental services	56,313
Alteration and other services	74,346
Occupancy costs	203,974

Total cost of sales	849,607

Gross margin	757,973

Selling, general and administrative expenses	563,918

Operating income	194,055

Interest income	(4,177)
Interest expense	3,724

Earnings before income taxes	194,508

Provision for income taxes	70,878

Net earnings	$123,630

Net earnings per share:
Basic	$2.31

Diluted	$2.28

Weighted average common shares outstanding:
Basic	53,614

Diluted	54,284

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
     The following table reconciles basic and diluted weighted average common shares outstanding and the related net earnings per share (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	November 3, 2007	November 1, 2008	November 3, 2007	November 1, 2008

Net earnings	$37,067	$14,587	$132,226	$57,355

Basic weighted average common shares outstanding	53,141	51,703	53,614	51,604
Effect of dilutive securities:
Stock options and equity-based compensation	634	308	670	309

Diluted weighted average common shares outstanding	53,775	52,011	54,284	51,913

Net earnings per share:
Basic	$0.70	$0.28	$2.47	$1.11

Diluted	$0.69	$0.28	$2.44	$1.10

     There were 1.0 million and 1.2 million shares of common stock which were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive for the three and nine months ended November 1, 2008, respectively. There were 7 thousand and 11 thousand shares of common stock which were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive for the three and nine months ended November 3, 2007, respectively.
4. Long-Term Debt
     Our Amended and Restated Credit Agreement (the “Credit Agreement”) with a group of banks, which was last amended on February 2, 2007, provides for a secured revolving credit facility of $200.0 million, which can be expanded to $250.0 million upon additional lender commitments, that matures on February 11, 2012. The Credit Agreement also provided our Canadian subsidiaries with a secured term loan used to fund the repatriation of US$74.7 million of Canadian earnings in January 2006 under the American Jobs Creation Act of 2004. The Canadian term loan matures on February 10, 2011. The Credit Agreement is secured by the stock of certain of the Company’s subsidiaries. The Credit Agreement has several borrowing and interest rate options including the following indices: (i) an alternate base rate (equal to the greater of the prime rate or the federal funds rate plus 0.5%) or (ii) LIBO rate or (iii) CDO rate. Advances under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin up to 1.125%. The Credit Agreement also provides for fees applicable to unused commitments ranging from 0.100% to 0.175%. As of November 1, 2008, there was $50 million outstanding under the revolving credit facility with an effective interest rate of 4.2% and US$38.6 million outstanding under the Canadian term loan with an effective interest rate of 3.3%.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain certain financial ratios. The restrictive provisions in the Credit Agreement reflect an overall covenant structure that is generally representative of a commercial loan made to an investment-grade company. Our debt, however, is not rated, and we have not sought, and are not seeking, a rating of our debt. We were in compliance with the covenants in the Credit Agreement as of November 1, 2008.
     We utilize letters of credit primarily to secure inventory purchases. At November 1, 2008, letters of credit totaling approximately $16.2 million were issued and outstanding.
5. Income Taxes
     During the first quarter of 2008, we concluded and settled certain income tax audits resulting in a cash payment of $1.0 million, of which $0.3 million was interest, and recognition of $1.3 million of previously unrecognized tax benefits and $0.4 million of benefit from associated accrued interest. The amount of recognized tax benefits that affected the effective tax rate for the nine months ended November 1, 2008 was $1.1 million.
6. Comprehensive Income (Loss) and Supplemental Cash Flows
     Our comprehensive income (loss) is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	November 3, 2007	November 1, 2008	November 3, 2007	November 1, 2008

Net earnings	$37,067	$14,587	$132,226	$57,355
Currency translation adjustments, net of tax	15,865	(22,284)	28,432	(27,008)

Comprehensive income (loss)	$52,932	$(7,697)	$160,658	$30,347

     Supplemental disclosure of cash flow information is as follows (in thousands):

	For the Nine Months Ended
	November 3, 2007	November 1, 2008
Cash paid:
Interest	$3,451	$3,431
Income taxes	77,075	46,689

Schedule of noncash investing and financing activities:
Tax benefit (deficiency) related to stock-based plans	4,209	(710)
Treasury stock contributed to employee stock plan	2,500	1,000
     We had cash dividends declared of $3.2 million and $3.7 million at November 3, 2007 and November 1, 2008, respectively. We had capital expenditure purchases accrued in accounts payable and accrued expenses of approximately $10.9 million and $4.5 million at November 3, 2007 and November 1, 2008, respectively.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
7. Goodwill and Other Intangible Assets
     Changes in the net carrying amount of goodwill for the year ended February 2, 2008 and for the nine months ended November 1, 2008 are as follows (in thousands):

Balance February 3, 2007	$56,867
Translation adjustment	4,513
Goodwill of acquired business	6,365
Adjustment for excess tax deductible goodwill	(2,436)

Balance, February 2, 2008	$65,309
Translation adjustment	(4,881)
Adjustment of goodwill of acquired business	(1,338)
Adjustment for excess tax deductible goodwill	(395)

Balance, November 1, 2008	$58,695

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
     The gross carrying amount and accumulated amortization of our other intangibles, which are included in other assets in the accompanying balance sheet, are as follows (in thousands):

	November 3, 2007	November 1, 2008	February 2, 2008

Trademarks, tradenames, favorable leases and other intangibles	$15,712	$17,064	$17,053
Accumulated amortization	(5,864)	(8,692)	(6,753)

Net total	$9,848	$8,372	$10,300

     The pretax amortization expense associated with intangible assets totaled approximately $1.5 million and $1.9 million for the nine months ended November 3, 2007 and November 1, 2008, respectively, and approximately $2.3 million for the year ended February 2, 2008. Pretax amortization associated with intangible assets at November 1, 2008 is estimated to be $0.7 million for the remainder of fiscal year 2008, $2.1 million for fiscal year 2009, $1.5 million for fiscal year 2010, $1.2 million for fiscal year 2011 and $0.8 million for fiscal year 2012.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
8. Treasury Stock
     As of November 1, 2008, we had 18,104,310 shares held in treasury stock. The change in our treasury shares for the year ended February 2, 2008 and for the nine months ended November 1, 2008 is provided below:

Treasury
Shares
Balance, February 2, 2007	15,234,677
Treasury stock issued to profit sharing plan	(65,207)
Purchases of treasury stock	2,985,190

Balance, February 2, 2008	18,154,660
Treasury stock issued to profit sharing plan	(57,078)
Purchases of treasury stock	6,728

Balance, November 1, 2008	18,104,310

     In January 2006, the Board of Directors authorized a $100.0 million share repurchase program of our common stock. This authorization superceded any remaining previous authorizations. In August 2007, the Company’s Board of Directors approved a replenishment of the Company’s share repurchase program to $100 million by authorizing $90.3 million to be added to the remaining $9.7 million of the then current program. During the first nine months of 2007, 1,063,200 shares at a cost of $50.1 million were purchased in open market transactions under the January 2006 authorization at an average price of $47.08 and 694,800 shares at a cost of $28.0 million were purchased in open market transactions under the August 2007 authorization at an average price of $40.34. No shares were repurchased under the August 2007 authorization during the first nine months of 2008. At November 1, 2008, the remaining balance available under the August 2007 replenishment was $44.3 million.
     During the nine months ended November 1, 2008, 6,728 shares at a cost of $0.2 million were repurchased at an average price per share of $23.13 in a private transaction to satisfy tax withholding obligations arising upon the vesting of certain restricted stock.
9. Stock-Based Compensation Plans
     We maintain several equity plans under which we may grant stock options, stock appreciation rights, restricted stock, deferred stock units and performance based awards to full-time key employees and non-employee directors. We account for stock-based awards using SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the compensation cost resulting from all share-based payment transactions be recognized in the financial statements. The amount of compensation cost is measured based on the grant-date fair value of the instrument issued and is recognized over the vesting period. Stock-based compensation expense recognized for the three and nine months ended November 3, 2007 was $2.0 million and $6.1 million, respectively. Stock-based compensation expense recognized for the three and nine months ended November 1, 2008 was $2.6 million and $7.3 million, respectively. Excess tax benefits realized from the exercise of stock-based compensation were $3.4 million and $0.1 million for the nine months ended November 3, 2007 and November 1, 2008, respectively.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Stock Options
     The following table summarizes stock option activity for the nine months ended November 1, 2008:

		Weighted-
		Average
		Exercise
	Shares	Price
Outstanding at February 2, 2008	1,109,125	$17.82
Granted	694,000	23.00
Exercised	(52,922)	13.69
Forfeited or expired	(58,823)	22.05

Outstanding at November 1, 2008	1,691,380	$19.93

Exercisable at November 1, 2008	493,113	$15.26

     The weighted-average fair value of the 694,000 stock options granted during the nine months ended November 1, 2008 was $8.09 per share. The following table summarizes the weighted average assumptions used to fair value stock options at the date of grant using the Black-Scholes option pricing model for nine months ended November 1, 2008. No stock options were granted during the three months ended November 1, 2008.

For the Nine
months
ended
November 1,
2008

Risk-free interest rate	2.41%
Expected lives	4.5 years
Dividend yield	0.79%
Expected volatility	41.57%
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
     As of November 1, 2008, we have unrecognized compensation expense related to nonvested stock options of approximately $6.9 million which is expected to be recognized over a weighted average period of 3.4 years.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Restricted Stock and Deferred Stock Units
     The following table summarizes restricted stock and deferred stock unit activity for the nine months ended November 1, 2008:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at February 2, 2008	467,036	$33.30
Granted	261,592	23.09
Vested	(209,245)	33.94
Forfeited	(12,875)	30.20

Nonvested at November 1, 2008	506,508	$27.84

     During the nine months ended November 1, 2008, 20,860 restricted stock shares and 188,385 deferred stock units vested. No shares of restricted stock were granted or forfeited during the nine months ended November 1, 2008. Total nonvested shares of 506,508 at November 1, 2008 include 67,080 nonvested restricted stock shares.
     As of November 1, 2008, we have unrecognized compensation expense related to nonvested restricted stock and deferred stock units of approximately $8.3 million which is expected to be recognized over a weighted average period of 1.9 years.
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
     During the nine months ended November 1, 2008, employees purchased 104,488 shares under the ESDP, which had a weighted-average share price of $15.64 per share. As of November 1, 2008, 1,359,363 shares were reserved for future issuance under the ESDP.
10. Fair Value Measurements
     SFAS 157 establishes a three-tier fair value hierarchy, categorizing the inputs used to measure fair value. The hierarchy can be described as follows: Level 1- observable inputs such as quoted prices in active markets; Level 2- inputs other than the quoted prices in active markets that are observable either directly or indirectly; and Level 3- unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
     As of November 1, 2008, we have highly liquid investments classified as cash equivalents and short-term investments included in our condensed consolidated balance sheet. Cash equivalents consist of money market instruments and guaranteed investment certificates that have original maturities of three months or less. Short-term investments consist of cashable guaranteed investment certificates with original maturities of more than three months, but less than one year. Cashable guaranteed investment certificates are one year investments that can be liquidated any time after a 30 day holding period from

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
the date of purchase without penalty. As of November 1, 2008, the fair value and carrying amount of these instruments included in cash equivalents and short-term investments was $53.3 million and $17.4 million, respectively. The carrying amount of these instruments approximates fair value and is considered a Level 1 fair value measurement based on the criteria and fair value hierarchy of SFAS 157. We had no financial liabilities measured at fair value on a recurring basis at November 1, 2008.
     Refer to Note 1 for additional information regarding SFAS 157.
11. Manufacturing Facility Closure
     On March 3, 2008, we announced that Golden Brand Clothing (Canada) Ltd., an indirect wholly owned subsidiary of the Company, intended to close its Montreal, Quebec-based manufacturing facility. Despite previous reductions in production over the last three years, the strengthening Canadian dollar during that period and the increasing pace of imports by competitors resulted in the decision to close the manufacturing facility. A grievance filed in May 2008 by the Canadian union representing certain employees at the manufacturing facility in Montreal was resolved on July 7, 2008, and the facility was closed on July 11, 2008.
     As of November 1, 2008, we have recognized pretax costs of $10.0 million for closure of the facility, including $6.6 million for severance payments, $1.1 million for the write-off of fixed assets, $1.6 million for lease termination payments and approximately $0.7 million for other costs related to closing the facility. These charges are included in “Selling, general and administrative expenses” in our condensed consolidated statement of earnings. Cash payments of $6.7 million related to the closure of the facility were paid in the nine months ended November 1, 2008. The accrued balance of $1.2 million at November 1, 2008 for closure of the facility relates to the remaining lease termination payments which will be paid over the remaining term of the lease, ending February 2010. We do not expect to incur any additional charges in connection with the closure of the Montreal manufacturing facility.
     The following table details information related to pretax charges recorded during the three months ended November 1, 2008 related to the closure of the Montreal manufacturing facility (in thousands):

Accrued costs at August 2, 2008	$1,686
Costs incurred	1,818
Cash payments	(2,101)
Non-cash charges	294
Translation adjustment	(510)

Accrued costs at November 1, 2008	$1,187

     The following table details information related to pretax charges recorded during the nine months ended November 1, 2008 related to the closure of the Montreal manufacturing facility (in thousands):

Accrued costs at February 2, 2008	$—
Costs incurred	9,984
Cash payments	(6,658)
Non-cash charges	(1,527)
Translation adjustment	(612)

Accrued costs at November 1, 2008	$1,187

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
13. Supplemental Sales Information (in thousands)

	For the Three Months Ended		For the Nine Months Ended
	November 3,	November 1,	November 3,	November 1,
	2007	2008	2007	2008
Net sales:
Men’s tailored clothing product	$201,388	$174,579	$620,044	$578,447
Men’s non-tailored clothing product	163,227	140,347	508,091	465,616
Ladies clothing product	14,775	14,666	50,759	48,019
Corporate uniform product	4,657	4,823	11,051	16,932

Total clothing product	384,047	334,415	1,189,945	1,109,014

Tuxedo rentals	96,090	96,498	290,521	294,145

Alteration services	26,580	23,225	80,699	75,802
Retail dry cleaning services	5,419	5,535	16,435	17,097

Total alteration and other services	31,999	28,760	97,134	92,899

Total net sales	$512,136	$459,673	$1,577,600	$1,496,058

Net sales by brand:
MW (including After Hours from April 10, 2007)	$354,042	$315,607	$1,073,031	$1,006,229
K&G	87,656	80,415	298,842	277,442
Moores	60,479	53,293	178,578	178,358
MW Cleaners	5,302	5,535	16,098	17,097
Twin Hill	4,657	4,823	11,051	16,932

Total net sales	$512,136	$459,673	$1,577,600	$1,496,058

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
     The following table presents information with respect to retail apparel stores in operation during each of the respective fiscal periods:

					For the Year
	For the Three Months Ended		For the Nine Months Ended		Ended
	November 3,	November 1,	November 3,	November 1,	February 2,
	2007	2008	2007	2008	2008

Stores open at beginning of period:	1,269	1,287	752	1,273	752
Opened	15	16	35	40	42
Acquired	—	—	509	—	509
Closed	(12)	(5)	(24)	(15)	(30)

Stores open at end of period	1,272	1,298	1,272	1,298	1,273

Stores open at end of period:
U.S. —
Men’s Wearhouse	560	579	560	579	563
MW Tux	493	495	493	495	489
K&G	103	107	103	107	105

	1,156	1,181	1,156	1,181	1,157

Canada —
Moores	116	117	116	117	116

	1,272	1,298	1,272	1,298	1,273

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
     As of November 1, 2008, we are operating 34 retail dry cleaning and laundry facilities in the Houston, Texas area. In addition, we continue to pursue our corporate apparel and uniform program by entering into contracts to provide corporate uniforms to our customers’ workforces.

Results of Operations
Three Months Ended November 3, 2007 compared to Three Months Ended November 1, 2008
     The following table sets forth the Company’s results of operations expressed as a percentage of net sales for the periods indicated:

	For the Three Months Ended
	November 3,	November 1,
	2007	2008

Net sales:
Clothing product	75.0%	72.8%
Tuxedo rental services	18.8	21.0
Alteration and other services	6.2	6.2

Total net sales	100.0%	100.0%
Cost of sales:
Clothing product, including buying and distribution costs	31.0	31.3
Tuxedo rental services	3.2	3.5
Alteration and other services	4.9	5.2
Occupancy costs	13.9	15.9

Gross margin	47.0	44.1
Selling, general and administrative expenses	35.4	38.9

Operating income	11.6	5.2
Interest income	(0.3)	(0.2)
Interest expense	0.3	0.2

Earnings before income taxes	11.6	5.2
Provision for income taxes	4.4	2.0

Net earnings	7.2%	3.2%

     The Company’s net sales decreased $52.5 million, or 10.2%, to $459.7 million for the three months ended November 1, 2008 as compared to the same prior year quarter. The decrease was due mainly to a $49.6 million decrease in clothing product revenues and is attributable to the following:

( in millions)	Amount Attributed to

$(52.4)	Decrease in comparable sales.
5.1	Increase in net sales from 40 new stores opened in 2008.
3.5	Increase from net sales of stores opened in 2007, relocated stores and expanded stores not yet included in comparable sales.
(2.1)	Decrease in alteration and other sales.
(2.3)	Change in net sales resulting from stores closed.
(4.3)	Change in net sales resulting from exchange rate changes.
$(52.5)	Total
     Our comparable store sales (which are calculated by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period) decreased 12.1% at Men’s Wearhouse, 13.0% at K&G and 4.9% at Moores. These decreases were primarily due to decreased clothing product sales resulting mainly from lower traffic levels at all of our retail apparel brands. The continued recessionary trend of the U.S. economy during the third quarter of 2008 as well as a weakening Canadian economy resulted in significant reductions in consumer discretionary spending, with sales of men’s apparel being particularly affected. Buying patterns for men are considered to be more discretionary than those in other apparel areas. Our tuxedo rental service revenues were essentially flat compared to the prior year quarter but increased from 18.8% of total revenues in the third quarter of 2007 to 21.0% of total revenues in the third quarter of 2008 due to the lower clothing sales.

     The Company’s gross margin was as follows:

	For the Three Months Ended
	November 3,	November 1,
	2007	2008

Gross margin	$240,471	$202,724

Gross margin as a percentage of related sales:
Clothing product, including buying and distribution costs	58.5%	57.0%
Tuxedo rental services	83.0%	83.2%
Alteration and other services	22.1%	17.7%
Occupancy costs	(13.9)%	(15.9)%
Total gross margin	47.0%	44.1%
     Total gross margin decreased 15.7% from the same prior year quarter to $202.7 million in the third quarter of 2008. As a percentage of sales, total gross margin decreased from 47.0% in the third quarter of 2007 to 44.1% in the third quarter of 2008. This decrease is due mainly to an increase from 13.9% in the third quarter of 2007 to 15.9% in the third quarter of 2008 for occupancy cost, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation. On an absolute dollar basis, occupancy cost increased by 3.0% from the third quarter of 2007 to the third quarter of 2008, due mainly to increased rental rates for new and renewed leases. With respect to gross margin as a percentage of related sales, the clothing product gross margin decreased from 58.5% in 2007 to 57.0% in 2008 due primarily to increased markdowns at our Men’s Wearhouse and K&G stores. The tuxedo rental services gross margin increased slightly from 83.0% in 2007 to 83.2% in 2008 due mainly to the absence in 2008 of a $0.4 million charge taken in the third quarter of 2007 in connection with initial efforts to establish a global merchandising assortment for the combined tuxedo rental operations of After Hours and Men’s Wearhouse. The gross margin for alteration and other services also decreased from 22.1% in 2007 to 17.7% in 2008 mainly because of the decreased clothing sales in the 2008 quarter and the related deleveraging of fixed costs for these services.
     Selling, general and administrative expenses decreased to $179.0 million in the third quarter of 2008 from $181.3 million in the third quarter of 2007, a decrease of $2.3 million or 1.3%. As a percentage of sales, these expenses increased from 35.4% in the third quarter of 2007 to 38.9% in the third quarter of 2008 due mainly to the deleveraging effect of lower sales. The components of this 3.5% change in SG&A expenses as a percentage of net sales and the related absolute dollar changes were as follows:

% of Net
Sales	Attributed to

(0.2)	Decrease in advertising expense as a percentage of sales from 3.4% in the third quarter of 2007 to 3.2% in the third quarter of 2008. On an absolute dollar basis, advertising expense decreased $2.8 million.
1.0	Increase in store salaries as a percentage of sales from 14.3% in the third quarter of 2007 to 15.3% in the third quarter of 2008. Store salaries on an absolute dollar basis decreased $2.4 million.
0.4	Increase in other SG&A expenses of $1.8 million in connection with the July 11, 2008 closure of the Canadian based manufacturing facility operated by the Company’s subsidiary, Golden Brand.
2.3	Increase in other SG&A expenses as a percentage of sales from 17.7% in the third quarter of 2007 to 20.0% in the third quarter of 2008. On an absolute dollar basis, other SG&A expenses increased $1.1 million.
3.5%	Total
     Interest expense decreased from $1.3 million in the third quarter of 2007 to $1.0 million in the third quarter of 2008 while interest income decreased from $1.4 million in the third quarter of 2007 to $0.7 million in the third quarter of 2008. Weighted average borrowings outstanding decreased from $85.4 million in the third quarter of 2007 to $80.0 million in the third quarter of 2008, and the weighted average interest rate on outstanding indebtedness decreased from 5.9% to 4.5%. The change in weighted average borrowings resulted from borrowings during the quarter under our revolving credit facility that were more than offset by payments made on our Canadian term loan on October 22, 2008 of approximately US$31.9 million. Outstanding borrowings under our revolving credit facility were $50.0 million at November 1, 2008 at an effective interest rate of 4.2%. The weighted average interest rate for the third quarter of 2008 decreased mainly due to a decrease in the effective interest rate for the Canadian term loan from 5.5% at November 3, 2007 to 3.3% at November 1, 2008, offset partially by borrowings at a weighted average interest rate of 4.8% under our revolving credit facility during the third quarter of 2008. The decrease in interest income was primarily attributable to lower average invested cash balances and lower interest rates for the third quarter of 2008 as compared to the same period in the prior year. The average yield on our investments decreased due to changes in the investment market and our shift to more conservative investments.
     Our effective income tax rate was 37.4% for the third quarter of 2007 and 38.0% for the third quarter of 2008. The effective tax rate in 2007 and 2008 was higher than the statutory U.S. federal rate of 35% primarily due to the effect of state income taxes.
     These factors resulted in net earnings of $14.6 million or 3.2% of net sales for the third quarter of 2008, compared with net earnings of $37.1 million or 7.2% of net sales for the third quarter of 2007.
Nine Months Ended November 3, 2007 compared to Nine Months Ended November 1, 2008
     The following table sets forth the Company’s results of operations expressed as a percentage of net sales for the periods indicated:

	For the Nine Months Ended
	November 3,	November 1,
	2007	2008

Net sales:
Clothing product	75.4%	74.1%
Tuxedo rental services	18.4	19.7
Alteration and other services	6.2	6.2

Total net sales	100.0%	100.0%
Cost of sales:
Clothing product, including buying and distribution costs	32.5	32.4
Tuxedo rental services	3.3	3.3
Alteration and other services	4.7	4.9
Occupancy costs	12.5	14.8

Gross margin	47.0	44.6
Selling, general and administrative expenses	33.9	38.4

Operating income	13.1	6.2
Interest income	(0.3)	(0.1)
Interest expense	0.2	0.2

Earnings before income taxes	13.2	6.1
Provision for income taxes	4.8	2.3

Net earnings	8.4%	3.8%

     The Company’s net sales decreased $81.5 million, or 5.2%, to $1,496.1 million for the nine months ended November 1, 2008 as compared to the nine months ended November 3, 2007. The decrease was due mainly to an $80.9 million decrease in clothing product revenues, offset partially by a $3.6 million increase in tuxedo rental service revenues and is attributable to the following:

( in millions)	Amount Attributed to

$(123.9)	Decrease in comparable sales.
24.0	Increase from net sales of stores opened in 2007, relocated stores and expanded stores not yet included in comparable sales.
9.7	Increase in net sales from 40 new stores opened in 2008.
3.4	Increase in alteration and other sales.
3.4	Increase from net sales of acquired After Hours stores, not included in comparable sales until second quarter of 2008.
(3.8)	Change in net sales resulting from stores closed.
5.7	Change in net sales resulting from exchange rate changes.
$(81.5)	Total
     Our comparable store sales decreased 8.9% at Men’s Wearhouse, 12.0% at K&G and 3.8% at Moores. These decreases were primarily due to decreased clothing product sales resulting from continued declines in traffic levels at all our retail apparel brands. The recessionary trend of the U.S. economy that started in late 2007 and a weakening Canadian economy continued to negatively impact consumer spending during the first nine months of 2008, with sales of men’s apparel being particularly affected. Buying patterns for men are considered to be more discretionary than those in other apparel areas. The lower clothing product sales were partially offset by increased revenues from our tuxedo rental services due mainly to a full nine months of rentals in 2008 from the After Hours stores acquired on April 9, 2007 and to higher average rental rates. As a percentage of total revenues, tuxedo rental service revenues increased from 18.4% in the first nine months of 2007 to 19.7% in the first nine months of 2008.
     The Company’s gross margin was as follows:

	For the Nine Months Ended
	November 3,	November 1,
	2007	2008

Gross margin	$741,242	$667,522

Gross margin as a percentage of related sales:
Clothing product, including buying and distribution costs	56.9%	56.3%
Tuxedo rental services	82.1%	83.1%
Alteration and other services	23.5%	20.8%
Occupancy costs	(12.5)%	(14.8)%
Total gross margin	47.0%	44.6%
     Total gross margin decreased 10.0% from the same prior year period to $667.5 million in the first nine months of 2008. As a percentage of sales, total gross margin decreased from 47.0% in the first nine months of 2007 to 44.6% in the first nine months of 2008. This decrease is due mainly to an increase from 12.5% in the first nine months of 2007 to 14.8% in the first nine months of 2008 for occupancy cost, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation. On an absolute dollar basis, occupancy cost increased by 11.7% from the first nine months of 2007 to the first nine months of 2008, due mainly to our acquisition of After Hours and increased rental rates for new and renewed leases. With respect to gross margin as a percentage of related sales, the clothing product gross margin decreased from 56.9% in 2007 to 56.3% in 2008 due primarily to higher markdowns at our Men’s Wearhouse and K&G stores. The tuxedo rental services gross margin increased from 82.1% in 2007 to 83.1% in 2008 due mainly to the absence in 2008 of a $3.6 million charge taken in the first nine months of 2007 in connection with initial efforts to establish a global merchandising assortment for the combined tuxedo rental operations of After Hours and Men’s Wearhouse. The gross margin for alteration and other services decreased from 23.5% in 2007 to 20.8% in 2008 mainly because of the decreased clothing sales in 2008 and the related deleveraging of fixed costs for these services.

     Selling, general and administrative expenses increased to $574.5 million in the first nine months of 2008 from $534.1 million in the first nine months of 2007, an increase of $40.4 million or 7.6%. As a percentage of sales, these expenses increased from 33.9% in the first nine months of 2007 to 38.4% in the first nine months of 2008. The components of this 4.5% change in SG&A expenses as a percentage of net sales and the related absolute dollar changes were as follows:

% of Net
Sales	Attributed to

0.2	Increase in advertising expense as a percentage of sales from 3.2% in the first nine months of 2007 to 3.4% in the first nine months of 2008. On an absolute dollar basis, advertising expense increased $1.4 million.
1.0	Increase in store salaries as a percentage of sales from 13.6% in the first nine months of 2007 to 14.6% in the first nine months of 2008. Store salaries on an absolute dollar basis increased $4.7 million primarily due to a full nine months of MW Tux (formerly After Hours) store salaries in 2008 versus 206 days in the first nine months of 2007.
0.7	Increase in other SG&A expenses of $10.0 million in connection with the July 11, 2008 closure of the Canadian based manufacturing facility operated by the Company’s subsidiary, Golden Brand.
2.6	Increase in other SG&A expenses as a percentage of sales from 17.1% in the first nine months of 2007 to 19.7% in the first nine months of 2008. On an absolute dollar basis, other SG&A expenses increased $24.3 million primarily due to other SG&A expenses associated with a full nine months of MW Tux (formerly After Hours) operations in 2008 versus 206 days in the first nine months of 2007.
4.5%	Total
     Interest expense increased slightly from $3.5 million in the first nine months of 2007 to $3.6 million in the first nine months of 2008 while interest income decreased from $4.7 million in the first nine months of 2007 to $2.3 million in the first nine months of 2008. Weighted average borrowings outstanding increased from $80.5 million in the first nine months of 2007 to $94.6 million in the first nine months of 2008, and the weighted average interest rate on outstanding indebtedness decreased from 5.4% to 4.7%. The increase in the weighted average borrowings resulted from borrowings under our revolving credit facility, offset partially by payments made on our Canadian term loan on October 22, 2008 of approximately US$31.9 million. Outstanding borrowings under our revolving credit facility were $50.0 million at November 1, 2008 at an effective interest rate of 4.2%. The weighted average interest rate for the first nine months of 2008 decreased mainly due to a decrease in the effective interest rate for the Canadian term loan from 5.5% at November 3, 2007 to 3.3% at November 1, 2008, offset partially by borrowings at a weighted average rate of 5.7% under our revolving credit facility during the first nine months of 2008. The decrease in interest income was primarily attributable to lower average invested cash balances and lower interest rates for the first nine months of 2008 as compared to the first nine months of 2007. The average yield on our investments decreased due to changes in the investment market and our shift to more conservative investments.
     Our effective income tax rate was 36.5% for the first nine months of 2007 and 37.4% for the first nine months of 2008. The effective tax rate in 2007 was higher than the statutory U.S. federal rate of 35% primarily due to the effect of state income taxes, offset by favorable developments in certain outstanding income tax matters in the second quarter of 2007. The effective tax rate in 2008 was higher than the statutory U.S. federal rate of 35% primarily due to the effect of state income taxes, offset by the conclusion of certain income tax audits during the first quarter of 2008. The concluded and settled income tax audits during the first quarter of 2008 resulted in a cash payment of $1.0 million, of which $0.3 million was interest, and recognition of $1.3 million of previously unrecognized tax benefits and $0.4 million of benefit from associated accrued interest. The amount of recognized tax benefits that affected the effective tax rate was $1.1 million.
     These factors resulted in net earnings of $57.4 million or 3.8% of net sales for the first nine months of 2008, compared with net earnings of $132.2 million or 8.4% of net sales for the first nine months of 2007.

Supplemental Information
Pro Forma for the Nine Months Ended November 3, 2007 compared to the Nine Months Ended November 1, 2008
     The consolidated statements of earnings included herein reflect the Company’s GAAP results of operations for the nine months ended November 3, 2007 and November 1, 2008. Since the acquisition of After Hours occurred on April 9, 2007, the inclusion of its off-season operations as if the acquisition had occurred prior to the beginning of 2007 reduces diluted earnings per share for the nine months ended November 3, 2007 from $2.44 on a GAAP basis to $2.28 on a pro forma basis and allows for a comparison of the 2008 and 2007 results on a comparable operations basis. The following table, expressed as a percentage of net sales for the periods indicated, and comments that follow are based on a comparison of the pro forma results for the first nine months of 2007 with the GAAP results for the first nine months of 2008. Refer to Note 2 for pro forma results of operations for the nine months ended November 3, 2007.

	For the Nine Months Ended
	Pro Forma
	November 3,	November 1,
	2007	2008

Net sales:
Clothing product	74.2%	74.1%
Tuxedo rental services	19.7	19.7
Alteration and other services	6.1	6.2

Total net sales	100.0%	100.0%
Cost of sales:
Clothing product, including buying and distribution costs	32.0	32.4
Tuxedo rental services	3.5	3.3
Alteration and other services	4.6	4.9
Occupancy costs	12.7	14.8

Gross margin	47.2	44.6
Selling, general and administrative expenses	35.1	38.4

Operating income	12.1	6.2
Interest income	(0.3)	(0.1)
Interest expense	0.2	0.2

Earnings before income taxes	12.2	6.1
Provision for income taxes	4.5	2.3

Net earnings	7.7%	3.8%

     Total net sales decreased $111.5 million or 6.9% to $1,496.1 million for the first nine months of 2008 from $1,607.6 million for the pro forma first nine months of 2007. Clothing product sales, representing 74.1% of 2008 total net sales, decreased 7.1% due primarily to decreases in comparable store sales driven by a reduction in store traffic levels. Tuxedo rental service sales, representing 19.7% of 2008 total net sales, decreased 7.2%. This decline was primarily due to reduced tuxedo rental sales at stores acquired from After Hours as well as the sale of the acquired wholesale tuxedo rental operations in July 2007. These declines were partially offset by increases in tuxedo rental service sales at the Men’s Wearhouse stores and higher average rental rates at the Men’s Wearhouse and Moores stores.
     Gross margin before occupancy costs, as a percentage of total net sales, decreased 47 basis points from pro forma 59.8% in the first nine months of 2007 to 59.4% in the first nine months of 2008. Clothing product margins as a percentage of related 2008 sales decreased 56 basis points while tuxedo rental service margins increased 92 basis points from the pro forma first nine months of 2007. Gross margin for alteration and other services decreased 280 basis points due to deleveraging of fixed costs. Occupancy costs as a percentage of total net sales increased by 206 basis points from pro forma 12.7% in the first nine months of 2007 to 14.8% in the first nine months of 2008 due to the deleveraging effect of reduced comparable store sales, increased rental rates for new and renewed leases and increased depreciation expense from the rebranding of After Hours stores to MW Tux.

     Selling, general, and administrative expenses, as a percentage of total net sales, increased 332 basis points from pro forma 35.1% in the first nine months of 2007 to 38.4% in the first nine months of 2008. This increase was primarily due to the deleveraging effect of reduced net sales in addition to $10.0 million of costs associated with the July 11, 2008 closure of the Canadian based manufacturing facility operated by the Company’s subsidiary, Golden Brand.
     These factors resulted in operating income of $93.0 million and net earnings of $57.4 million in the first nine months of 2008 compared to pro forma operating income of $194.1 million and net earnings of $123.6 million for the same period in 2007.
Liquidity and Capital Resources
     Our Amended and Restated Credit Agreement (the “Credit Agreement”) with a group of banks, which was last amended on February 2, 2007, provides for a secured revolving credit facility of $200.0 million, which can be expanded to $250.0 million upon additional lender commitments, that matures on February 11, 2012. The Credit Agreement also provided our Canadian subsidiaries with a secured term loan used to fund the repatriation of US$74.7 million of Canadian earnings in January 2006 under the American Jobs Creation Act of 2004. The Canadian term loan matures on February 10, 2011. The Credit Agreement is secured by the stock of certain of the Company’s subsidiaries. The Credit Agreement has several borrowing and interest rate options including the following indices: (i) an alternate base rate (equal to the greater of the prime rate or the federal funds rate plus 0.5%) or (ii) LIBO rate or (iii) CDO rate. Advances under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin up to 1.125%. The Credit Agreement also provides for fees applicable to unused commitments ranging from 0.100% to 0.175%. As of November 1, 2008, there was $50 million outstanding under the revolving credit facility with an effective interest rate of 4.2% and US$38.6 million outstanding under the Canadian term loan with an effective interest rate of 3.3%.
     The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain certain financial ratios. The restrictive provisions in the Credit Agreement reflect an overall covenant structure that is generally representative of a commercial loan made to an investment-grade company. Our debt, however, is not rated, and we have not sought, and are not seeking, a rating of our debt. We were in compliance with the covenants in the Credit Agreement as of November 1, 2008.
     We utilize letters of credit primarily to secure inventory purchases. At November 1, 2008, letters of credit totaling approximately $16.2 million were issued and outstanding.
     Our primary sources of working capital are cash flow from operations and borrowings under the Credit Agreement. We had working capital of $442.9 million at November 1, 2008, which is up from $393.7 million and $437.6 million at February 2, 2008 and November 3, 2007, respectively. Historically, our working capital has been at its lowest level in January and February, and has increased through November as inventory buildup occurs in preparation for the fourth quarter selling season. The $49.2 million increase in working capital at November 1, 2008 compared to February 2, 2008 resulted primarily from reduced accounts payable, accrued expenses and other current liabilities associated with decreased clothing sales.
     Our operating activities provided net cash of $88.1 million during the first nine months of 2008, due mainly to net earnings, adjusted for non-cash charges, offset by increases in inventories and tuxedo rental product and decreases in accounts payable, accrued expenses and other current liabilities and income taxes payable. During the first nine months of 2007, our operating activities provided net cash of $143.1 million, due mainly to net earnings, adjusted for non-cash charges, offset by increases in inventories and tuxedo rental product and a decrease in accounts payable, accrued expenses and other current liabilities. The increase in inventories in the first nine months of 2007 was due mainly to seasonal inventory buildup and an increase in selling square footage. Inventories also increased during the first nine months of 2008 but much less than usual as the seasonal inventory buildup was reduced in line with decreased clothing sales in 2008. The increase in tuxedo rental product in the first nine months of 2007 and 2008 was due to purchases to support the continued growth in our tuxedo rental business and, in 2008, to rationalize the acquired After Hours tuxedo rental product offerings. Accounts payable, accrued expenses and other current liabilities decreased in the first nine months of 2007 and 2008 due mainly to the timing of vendor payments, the payment of bonuses and the contribution to the employee stock ownership plan and, in 2008, reduced purchases associated with decreased clothing sales. Income taxes payable in the first nine months of 2008 decreased due to the decrease in net earnings for the period.

     Our investing activities used net cash of $26.8 million for the first nine months of 2008, due mainly to net proceeds of short-term investments of $42.5 million, offset by capital expenditures of $69.5 million. Our capital expenditures relate to costs incurred for stores opened, remodeled or relocated during the period or under construction at the end of the period, office and distribution facility additions and infrastructure technology investments. Our investing activities used net cash of $158.7 million for the first nine months of 2007, due mainly to our acquisition of After Hours on April 9, 2007 for $69.8 million and capital expenditures of $90.4 million.
     Our financing activities provided net cash of $2.7 million for the first nine months of November 1, 2008, due mainly to proceeds from our revolving credit facility and the issuance of common stock, offset by the payment of cash dividends and payments on our Canadian term loan and our revolving credit facility. During the first nine months of 2007, our financing activities used net cash of $79.7 million, due mainly to purchases of treasury stock and the payment of cash dividends, partially offset by proceeds from the issuance of common stock and excess tax benefits in connection with stock based compensation.
     Cash dividends paid were approximately $9.2 million and $10.9 million for the nine months ended November 3, 2007 and November 1, 2008, respectively.
     In October 2008, our Board of Directors declared a quarterly cash dividend of $0.07 per share payable on December 26, 2008 to shareholders of record at close of business on December 16, 2008. The dividend payout is estimated to be approximately $3.7 million and is included in accrued expenses and other current liabilities as of November 1, 2008.
     In January 2006, the Board of Directors authorized a $100.0 million share repurchase program of our common stock. This authorization superceded any remaining previous authorizations. In August 2007, the Company’s Board of Directors approved a replenishment of the Company’s share repurchase program to $100 million by authorizing $90.3 million to be added to the remaining $9.7 million of the then current program. During the first nine months of 2007, 1,063,200 shares at a cost of $50.1 million were purchased in open market transactions under the January 2006 authorization at an average price of $47.08 and 694,800 shares at a cost of $28.0 million were purchased in open market transactions under the August 2007 authorization at an average price of $40.34. No shares were repurchased under the August 2007 authorization during the first nine months of 2008. At November 1, 2008, the remaining balance available under the August 2007 replenishment was $44.3 million.
     During the nine months ended November 1, 2008, 6,728 shares at a cost of $0.2 million were repurchased at an average price per share of $23.13 in a private transaction to satisfy tax withholding obligations arising upon the vesting of certain restricted stock.
     The continued weakening of current economic conditions could negatively affect our existing cash, cash equivalents and short-term investment balances. In addition, the recent turmoil in the financial markets could limit our access to additional capital resources, if needed, and could increase associated costs. We anticipate a significant reduction in store openings and other capital expenditures in the next 12 months relative to 2008 levels. We believe based on our current business plan that our existing cash, short-term investments and cash flow from operations will be sufficient to fund our planned store openings, other capital expenditures and operating cash requirements for at least the next 12 months. In addition, as of November 1, 2008, borrowings available under our Credit Agreement were $133.8 million.
     As substantially all of our cash and short-term investments is held by four financial institutions, we are exposed to risk of loss in the event of failure of any of these parties. However, due to the creditworthiness of these financial institutions, we anticipate full performance and access to our deposits and liquid investments.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Foreign Currency Risk
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
     Interest Rate Risk
     We are also subject to market risk as a result of the outstanding balance of $50 million under our revolving credit facility and the outstanding balance of US$38.6 million under our Canadian term loan at November 1, 2008, which both bear a variable interest rate (see Note 4 of Notes to Condensed Consolidated Financial Statements). An increase in market interest rates would increase our interest expense and our cash requirements for interest payments. For example, an average increase of 0.5% in the variable interest rate would increase our interest expense and payments by approximately $0.5 million.
     We also have exposure to market rate risk for changes in interest rates as those rates relate to our investment portfolio. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. As of November 1, 2008, we have highly liquid investments classified as cash equivalents and short-term investments in our condensed consolidated balance sheet. Future investment income earned on our cash equivalents and short-term investments will fluctuate in line with short-term interest rates.
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the fiscal quarter ended November 1, 2008. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended November 1, 2008 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Changes in Internal Controls over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended November 1, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Dated: December 11, 2008	THE MEN’S WEARHOUSE, INC.
	By	/s/ NEILL P. DAVIS
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