Form 10-K
period 2009-01-31
MENS WEARHOUSE INC
filed 2009-04-01
CIK 884217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2009     or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission file number 1-16097
THE MEN’S WEARHOUSE, INC.
(Exact Name of Registrant as Specified in its Charter)

Texas	74-1790172
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

6380 Rogerdale Road	77072-1624
Houston, Texas	(Zip Code)
(Address of Principal Executive Offices)
(281) 776-7000
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
     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of shares of common stock on the New York Stock Exchange on August 2, 2008, was approximately $956.7 million.
     The number of shares of common stock of the registrant outstanding on March 26, 2009 was 51,872,288 excluding 18,111,602 shares classified as Treasury Stock.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated as to
Notice and Proxy Statement for the Annual Meeting of Shareholders scheduled to be held June 23, 2009.	Part III: Items 10,11,12, 13 and 14

FORM 10-K REPORT INDEX
10-K Part and Item No.

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

PART I
ITEM 1. BUSINESS
General
     The Men’s Wearhouse began operations in 1973 as a partnership and was incorporated as The Men’s Wearhouse, Inc. (the “Company”) under the laws of Texas in May 1974. Our principal corporate and executive offices are located at 6380 Rogerdale Road, Houston, Texas 77072-1624 (telephone number 281/776-7000) and at 40650 Encyclopedia Circle, Fremont, California 94538-2453 (telephone number 510/657-9821), respectively. Unless the context otherwise requires, “Company”, “we”, “us” and “our” refer to The Men’s Wearhouse, Inc. and its subsidiaries.
The Company
     We are one of the largest specialty retailers of men’s suits and the largest provider of tuxedo rental product in the United States and Canada. At January 31, 2009, we operated 805 retail apparel stores, with 688 stores in the United States and 117 stores in Canada, and 489 tuxedo rental stores in the United States. Our U.S. retail apparel stores are operated under the brand names of Men’s Wearhouse (580 stores) and K&G (108 stores) in 46 states and the District of Columbia. Our Canadian stores are operated under the brand name of Moores Clothing for Men in ten provinces. Our tuxedo rental stores, which offer a full selection of tuxedo rental product as well as a limited selection of retail merchandise and operated under the brand name of MW Tux in 39 states during fiscal 2008, are being renamed during the first quarter of 2009 to Men’s Wearhouse and Tux.
     We also operate a corporate apparel and uniform program and, in the Houston, Texas area, 33 retail dry cleaning and laundry facilities. These operations accounted for less than 3% of total net sales in fiscal 2008 and prior years.
     During fiscal years 2008, 2007 and 2006, we generated total net sales of $1,972.4 million, $2,112.6 million and $1,882.1 million, respectively, and net earnings of $58.8 million, $147.0 million and $148.6 million, respectively. Below is a brief description of our retail brands.

     Men’s Wearhouse/Men’s Wearhouse and Tux (formerly MW Tux)
     Under the Men’s Wearhouse brand, we target middle and upper-middle income men by providing a superior level of customer service and offering quality merchandise at everyday low prices, including a broad selection of designer, brand name and private label merchandise, including “big and tall” product, at prices we believe are typically 10% to 20% below the regular prices found at traditional department stores. Our merchandise includes suits, sport coats, slacks, formalwear, business casual, sportswear, outerwear, dress shirts, shoes and accessories. We concentrate on men’s “wear-to-work” business attire that is characterized by infrequent and more predictable fashion changes. Therefore, we believe we are not as exposed to trends typical of more fashion-forward apparel retailers, where significant markdowns to move out-of-style merchandise are more common. However, this concentration in “wear-to-work” business attire is vulnerable to macro economic trends, particularly employment levels.
     At January 31, 2009, we operated 580 Men’s Wearhouse apparel stores in 46 states and the District of Columbia. These stores are referred to as “Men’s Wearhouse stores” or “traditional stores” and are mainly located in middle and upper-middle income regional strip and specialty retail shopping centers. These stores, in substantially all locations, also offer a full selection of tuxedo rental product. We also operated at January 31, 2009 another 489 stores in 39 states branded as MW Tux during 2008 that offer a full selection of tuxedo rental product and a limited selection of retail merchandise, including formalwear and suit separates, denim and sportwear targeted towards a younger customer. The MW Tux stores, which are being renamed Men’s Wearhouse and Tux during the first quarter of 2009, are smaller than our traditional stores and are located primarily in regional malls and lifestyle centers.
     We believe our tuxedo rental program broadens our customer base by drawing first-time and younger customers into our stores. We believe this in turn generates opportunities for incremental apparel sales by introducing these customers to the quality merchandise selection and superior level of customer service at our traditional stores. To further accommodate these younger tuxedo rental customers, we have introduced a merchandise assortment including suit separates, denim and sportwear targeted towards a younger customer into our traditional stores and our tuxedo rental stores. We will be expanding that assortment throughout fiscal 2009.
     Our Men’s Wearhouse stores, including the tuxedo rental stores from their April 10, 2007 acquisition date, accounted for 67.0% of our total net sales in fiscal 2008, 66.9% in fiscal 2007 and 64.2% in fiscal 2006.
     K&G
     Under the K&G brand, we target the more price sensitive customer. At January 31, 2009, we operated 108 K&G stores in 28 states. Ninety-three of the K&G stores offer ladies’ career apparel and sportswear that is also targeted to the more price sensitive customer.
     We believe that K&G’s more value-oriented superstore approach appeals to certain customers in the apparel market. K&G offers first-quality, current-season apparel and accessories comparable in quality to that of traditional department stores, at everyday low prices we believe are typically up to 60% below the regular prices charged by such stores. K&G’s merchandising strategy emphasizes broad assortments across all major categories, including tailored clothing, casual sportswear, dress furnishings, footwear and accessories. This merchandise selection, which includes brand name as well as private label merchandise, positions K&G to attract a wide range of customers in each of its markets.
     In fiscal 2009, we are planning to modify the store layout for 80 of the 108 K&G stores with a new look and improved customer navigation at a minimal cost per store. Additionally, we will modify the product assortments and merchandise content in our K&G stores to be more fashion and trend-oriented and to better match the customers’ demographic profiles.
     Our K&G stores accounted for 19.1% of our total net sales in fiscal 2008, 19.3% in fiscal 2007 and 22.2% in fiscal 2006.

     Moores
     Moores is one of Canada’s leading specialty retailers of men’s suits, with 117 retail apparel stores in 10 Canadian provinces at January 31, 2009. Similar to the Men’s Wearhouse stores, Moores stores offer a broad selection of quality merchandise, including “big and tall” products, at prices we believe are typically 10% to 20% below the regular prices charged by traditional Canadian department stores. Moores focuses on basic tailored “wear-to-work” apparel that we believe limits exposure to changes in fashion trends and the need for significant markdowns. However, similar to the Men’s Wearhouse stores, this concentration in “wear-to-work” business attire is vulnerable to macro economic trends, particularly employment levels. Moores’ merchandise consists of suits, sport coats, slacks, business casual, dress shirts, sportswear, outerwear, shoes and accessories.
     We also offer tuxedo rentals at all of our Moores stores, which we believe broadens our customer base by drawing first-time and younger customers into our stores. To further accommodate these younger tuxedo rental customers, we plan to introduce suit separates, denim and sportwear targeted towards a younger customer into our Moores stores throughout fiscal 2009.
     Our Moores stores accounted for 11.7% of our total net sales in fiscal 2008, 11.8% in fiscal 2007 and 12.1% in fiscal 2006.
     Prior to July 2008, Moores manufactured a portion of the tailored clothing for sale in its stores and in the Men’s Wearhouse stores through the manufacturing operations of the Company’s indirect wholly owned subsidiary, Golden Brand Clothing (Canada) Ltd. (“Golden Brand”). Golden Brand’s manufacturing facility was located in Montreal, Quebec, and included a cutting room, fusing department, pant shop and coat shop. On March 3, 2008, we announced that Golden Brand intended to close its manufacturing facility. Despite previous reductions in production over the last three years, the strengthening Canadian dollar during that period and the increasing pace of imports by our competitors resulted in the decision to close the facility and to use other alternate production sources. The facility was closed on July 11, 2008.
     During fiscal 2008, we recognized pretax costs of $10.0 million for closure of the facility, including $6.6 million for severance payments, $1.1 million for the write-off of fixed assets, $1.6 million for lease termination payments and $0.7 million for other costs related to closing the facility. Net cash payments of $7.2 million related to the closure of the facility were made in 2008. The accrued balance of $1.0 million at January 31, 2009 for closure of the facility relates to the remaining lease termination payments which will be paid over the remaining term of the lease through February 2010. We do not expect to incur any additional charges in connection with the closure of the Montreal manufacturing facility.
Expansion Strategy
     Our expansion strategy includes:
•	opening a limited number of apparel and tuxedo rental stores in new and existing markets,

•	continuing our promotional strategies started in the fourth quarter of fiscal 2008,

•	renaming our tuxedo rental stores and expanding the retail merchandise offerings targeted at the younger tuxedo rental customers,

•	modifying merchandise content and modifying the store layout for most K&G stores, and

•	expanding our corporate apparel and uniform program.
     In general terms, we consider a geographic area served by a common group of television stations as a single market.
     At present, we believe that our ability to increase the number of traditional Men’s Wearhouse stores in the United States above 600 will be limited. However, we believe that additional growth opportunities exist through diversifying our merchandise mix, continuing our new promotional strategies, relocating existing stores, renaming our tuxedo rental stores and adding complementary products and services.
     In the first quarter of 2009, we plan to rename our MW Tux stores to Men’s Wearhouse and Tux. The renamed Men’s Wearhouse and Tux stores will offer a full selection of tuxedo rental product as well as an expanded selection of retail merchandise, including suit separates, denim and sportwear targeted towards a younger customer. We believe that expanding the retail merchandise selection at our tuxedo rental stores generates an opportunity for incremental apparel sales by introducing these younger customers to the quality merchandise selection and superior level of customer service associated with our stores.

     In 2009, we also plan to modify the store layout for 80 of our 108 K&G stores. We believe the new layout conveys a more vibrant, energetic attitude and will enhance the shopping experience. Additionally, we will modify the product assortments and merchandise content in our K&G stores to be more fashion and trend-oriented and to better match the customers’ demographic profiles.
     We plan to continue to pursue our corporate apparel and uniform program in 2009 by entering into contracts to provide corporate uniforms to new customers’ workforces. We also plan to open one additional retail dry cleaning and laundry facility in the Houston, Texas area during 2009.
Merchandising
     Our apparel stores offer a broad selection of designer, brand name and private label men’s business attire, including a consistent stock of core items (such as basic suits, navy blazers and tuxedos) and a significant selection of “big and tall” product. Although basic styles are emphasized, each season’s merchandise reflects current fabric, fit and color trends, and a smaller percentage of inventory is more fashion oriented. The broad merchandise selection creates increased sales opportunities by permitting a customer to purchase substantially all of his tailored wardrobe and accessory requirements, including shoes, at our apparel stores. Within our tailored clothing, we offer an assortment of styles from a variety of manufacturers and maintain a broad selection of fabrics, colors and sizes. Based on the experience and expertise of our management, we believe that the depth of selection offered provides us with an advantage over most of our competitors.
     The Company’s inventory mix includes “business casual” merchandise designed to meet demand for such products resulting from more relaxed dress codes in the workplace. This merchandise consists of tailored and non-tailored clothing (sport coats, casual slacks, knits and woven sports shirts, sweaters and casual shoes) that complements the existing product mix and provides opportunity for enhanced sales without significant inventory risk. To further accommodate our younger tuxedo rental customers, we plan to introduce suit separates, denim and sportwear targeted towards a younger customer into our Men’s Wearhouse, Men’s Wearhouse and Tux and Moores stores throughout fiscal 2009.
     We do not purchase significant quantities of merchandise overruns or close-outs. We provide recognizable quality merchandise at prices that assist the customer in identifying the value available at our apparel stores. We believe that the merchandise at Men’s Wearhouse and Moores stores is generally offered 10% to 20% below traditional department and specialty store regular prices and that merchandise at K&G stores is generally up to 60% below regular retail prices charged by such stores.
     By targeting men’s business attire, a category of men’s clothing characterized by infrequent and more predictable fashion changes, we believe we are not as exposed to trends typical of more fashion-forward apparel retailers. This allows us to carry basic merchandise over to the following season and reduces the need for markdowns; for example, a navy blazer or gray business suit may be carried over to the next season. Our Men’s Wearhouse and Moores stores have an annual sale that starts around Christmas and runs through the month of January, during which prices on many items are reduced 20% to 50% off the everyday low prices. This sale reduces stock at year-end and prepares for the arrival of the new season’s merchandise. We also have a similar event in mid-summer; however, the level of advertising for promotion of the summer event is lower than that for the year-end event. Beginning in the fourth quarter of fiscal 2008, we began offering selected merchandise at deeper discounts including “buy one get one free” offers. We believe this approach, which will be extended into fiscal 2009, allows us to offer our customers excellent value while still maintaining adequate margins and remaining competitive in the current economic environment.
     During 2008, 2007 and 2006, 54.6%, 54.1% and 54.9%, respectively, of our total men’s net clothing product sales were attributable to tailored clothing (suits, sport coats and slacks) and 45.4%, 45.9% and 45.1%, respectively, were attributable to casual attire, sportswear, shoes, shirts, ties, outerwear and other clothing product sales.
     In addition to accepting cash, checks, nationally recognized credit cards and gift cards, we offer our own private label credit card to Men’s Wearhouse customers. A third-party vendor provides all necessary servicing and processing and assumes all credit risks associated with the private label credit card program. All purchases made with the private label credit card at Men’s Wearhouse stores received a 5% discount at the time of purchase until March 2009, when the 5% discount was discontinued. During 2008, private label credit card sales represented approximately 4% of sales at Men’s Wearhouse stores.

     We also offer our “Perfect Fit” loyalty program to our Men’s Wearhouse, Men’s Wearhouse and Tux and Moores customers. Under the loyalty program, customers receive points for purchases. Points are equivalent to dollars spent on a one-for-one basis, excluding any sales tax dollars. Upon reaching 500 points, customers are issued a $50 rewards certificate which they may use to make purchases at Men’s Wearhouse, Men’s Wearhouse and Tux or Moores stores. We believe that the loyalty program facilitates our ability to cultivate long-term relationships with our customers. All customers who register for our “Perfect Fit” loyalty program are eligible to participate and earn points for purchases. Approximately 81% of sales transactions at our Men’s Wearhouse, Men’s Wearhouse and Tux and Moores stores were to customers who participated in the loyalty program in 2008.
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
     Men’s Wearhouse and Tux stores are generally smaller than our apparel stores and offer a full selection of tuxedo rental product as well as a limited assortment of retail merchandise. We plan to expand the retail merchandise offerings, which include retail formalwear, and to introduce suit separates, denim and sportwear targeted towards a younger customer into our Men’s Wearhouse and Tux stores throughout fiscal 2009. These stores are staffed to facilitate the tuxedo rental and retail sales process and are primarily located in regional malls and lifestyle centers.
     The Company entered into a marketing agreement with David’s Bridal, Inc., the nation’s largest bridal retailer, in connection with the acquisition on April 9, 2007 of the After Hours tuxedo rental stores. The marketing agreement continues a preferred relationship between David’s Bridal, Inc. and After Hours and extends the preferred relationship to include the tuxedo operations of Men’s Wearhouse stores.
     Our total annual advertising expenditures were $77.0 million, $73.8 million and $67.3 million in 2008, 2007 and 2006, respectively. The Company’s advertising strategy primarily consists of television, radio, direct mail, email, online and bridal shows. We consider our integrated efforts across these channels to be the most effective means of both attracting and reaching potential new customers, as well as reinforcing our positive attributes for our various brands with our existing customer base.

Purchasing and Distribution
     We purchase merchandise and tuxedo rental product from approximately 800 vendors. In 2008, no vendor accounted for 10% or more of purchases. Management does not believe that the loss of any vendor would significantly impact us. While we have no material long-term contracts with our vendors, we believe that we have developed an excellent relationship with our vendors, which is supported by consistent purchasing practices.
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
     Direct Sourcing
     We purchased approximately 31% and 51% of total U.S. and Canada clothing product purchases, respectively, in 2008 through our direct sourcing program. In 2007, we purchased approximately 38% and 60% of total U.S. and Canada clothing product purchases, respectively, through our direct sourcing program. In 2006, we purchased approximately 37% and 66% of total U.S. and Canada clothing product purchases, respectively, through our direct sourcing program. We have no long-term merchandise supply contracts and typically transact business on a purchase order-by-purchase-order basis either directly with manufacturers and fabric mills or with trading companies. In 2008, we worked with 40 manufacturers and fabric mills that supplied 58% of our direct sourced merchandise. We have developed long-term and reliable relationships with over half of our direct manufacturers and fabric mills, which we believe provides stability, quality and price leverage. In 2008, we also worked with 34 trading companies that supported our relationships with vendors for approximately 42% of our direct sourced merchandise.
     These 74 vendors that comprise our direct sourcing base operate 105 factories in 17 countries, with 67% of our direct sourced merchandise supplied by our top 10 vendors. Each of our top 10 direct sourcing vendors uses a limited number of factories to produce its merchandise, which we believe gives us a high degree of consistency and price leverage in placing production of our merchandise. We believe we have developed strong relationships with our vendors, most of which rely upon us for a significant portion of their business.
     We have two exclusive contract agent offices that provide administrative functions for our manufacturing system as well as communication functions on our behalf to the vendors. In addition, the agent offices provide all quality control inspections and ensure that our operating procedures manuals are adhered to by our suppliers.
     During 2008, 83% of our direct sourced merchandise was sourced in Asia (75% from China, Indonesia and India) while 14% was sourced in Canada, Mexico and Chile and 3% was sourced in Europe and other regions. All of our foreign purchases are negotiated and paid for in U.S. dollars, except purchases from Italy which are negotiated and paid for in Euros.
     Approximately 98% of our direct sourced merchandise from abroad is shipped in containers via ocean vessel and generally takes 20 to 25 days in transit. The remainder of our merchandise from abroad is shipped via air, which takes on average 5 to 7 days in transit. The containers are shipped directly to U.S. and Canadian ports and are then transported by a combination of rail and truck to our distribution center in Houston for U.S. merchandise or Montreal for Canadian merchandise.
     All direct source vendors are expected to adhere to our compliance program. The compliance program consists of two parts: Men’s Wearhouse Standards and Business Practices Guidelines and U.S. Customs and Border Protection’s C-TPAT program. The general principles of our Standards and Business Practices Guidelines as it relates to international sourcing and vendor compliance include a commitment to legal compliance and ethical business practices in all of our operations and utilization of suppliers that we believe operate in compliance with applicable laws, rules and regulations, including those related to labor, worker health and safety and the environment. Suppliers must inform workers about these workplace standards through education and posting of the standards in a prominent place. We also recognize the need to protect our international movement of goods from potential acts of terrorism. The C-TPAT program with security guidelines for each segment of the international supply chain protects our goods through the international supply chain as well as the welfare of U.S. citizens. To oversee compliance, we have a direct sourcing compliance department with a staff of four employees. In addition, we use the services of an outside audit company to conduct frequent unannounced and announced vendor audits.

     We expect that purchases through the direct sourcing program will represent approximately 28% and 50% of total U.S. and Canada purchases, respectively, in 2009.
     Distribution
     All retail apparel merchandise for Men’s Wearhouse stores is received into our distribution center located in Houston, Texas, where it is either placed in back-stock or allocated to and picked by store and then moved to the appropriate staging area for shipping. In addition to the Houston distribution center, we have separate hub facilities or space within certain Men’s Wearhouse stores in the majority of our markets, which function as redistribution facilities for their respective areas. Approximately 63% of purchased merchandise is transported to our K&G stores from our Houston distribution center; all other merchandise is direct shipped by vendors to the stores. We anticipate that we will continue to distribute merchandise to our K&G stores using a combination of our Houston distribution center and direct shipment from vendors. Most purchased merchandise for our Moores stores is distributed to the stores from our distribution center in Montreal.
     Our tuxedo rental product is located in our Houston distribution center and in 11 additional distribution facilities located in the U.S. (10) and Canada (1). The 11 additional distribution facilities also receive limited quantities of retail product, primarily formalwear accessories, that is sold in our Men’s Wearhouse, Men’s Wearhouse and Tux and Moores stores.
     All retail merchandise and new tuxedo rental product is transported from vendors to our distribution facilities via common carrier or on a dedicated fleet of long-haul vehicles managed on our behalf by a third party. This dedicated fleet of 19 tractors and 57 trailers is specifically equipped for “garments-on-hangers” such as suits, sport coats and tuxedo rental product and is used to transport such product from our Houston distribution center to the hub facilities. Tuxedo rental product is transported from our 10 additional U.S. distribution facilities to the hub facilities via a fleet of 247 leased or owned smaller van-like or box trucks. These smaller vehicles are also used to transport tuxedo rental product and retail merchandise from the hub facilities to our stores within a given geographic region.
     In addition, we own or lease 47 smaller van-like trucks that are used to deliver laundry and dry cleaning to our Houston area laundry/dry cleaning customers.
Competition
     Our primary competitors include specialty men’s clothing stores, traditional department stores, off-price retailers, manufacturer-owned and independently-owned outlet stores and their E-commerce channels and independently owned tuxedo rental stores. We believe that the principal competitive factors in the menswear market are merchandise assortment, quality, price, garment fit, merchandise presentation, store location and customer service, including on-site tailoring.
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
Seasonality
     Our sales and net earnings are subject to seasonal fluctuations. In most years, a greater portion of our net retail clothing sales have been generated during the fourth quarter of each year when holiday season shopping peaks. In addition, our tuxedo rental revenues are heavily concentrated in the second quarter while the fourth quarter is considered the seasonal low point. Because of the seasonality of our sales, results for any quarter are not necessarily indicative of the results that may be achieved for the full year (see Note 13 of Notes to Consolidated Financial Statements).

Trademarks and Servicemarks
     We are the owner in the United States and selected other countries of the trademark and service mark “The Men’s Wearhouse®,” and “MW Men’s Wearhouse (and design)®” and “Men’s Wearhouse®” and of federal registrations therefor. Our rights in the “The Men’s Wearhouse®,” “MW Men’s Wearhouse (and design)®,” and “Men’s Wearhouse®” marks are a significant part of our business, as the marks have become well known through our use of the marks in connection with our retail services and products by and through our stores, and our television, radio and print advertising campaigns. Accordingly, we intend to maintain our marks and the related registrations.
     We have entered into license agreements with a limited number of parties under which we are entitled to use designer labels in return for royalties paid to the licensor based on the costs of the relevant product. These license agreements generally limit the use of the individual label to products of a specific nature (such as men’s suits, men’s formalwear or men’s shirts). The labels licensed under these agreements will continue to be used in connection with a portion of the purchases under the direct sourcing program described above, as well as purchases from other vendors. We monitor the performance of these licensed labels compared to their cost and may elect to selectively terminate any license, as provided in the respective agreement. We have also purchased several trademarks, including “Joseph & Feiss®,” “Pronto Uomo®,” “Linea Uomo®,” and “Twinhill®,” which are used similarly to our licensed labels. We may be presented with opportunities to acquire or license other designer or nationally recognized brand labels.
     We are also the owner in the United States of the service marks “MW CUSTOM®,” as well a logo incorporating MW CUSTOM® to identify manufacturing clothing to the order and/or specification of others.
     We operate our tuxedo rental services under the MW TUX® mark and name. Starting in 2009, we began offering the services under the MEN’S WEARHOUSE AND TUX mark and name as well. We are further owners of and use certain marks stemming from the After Hours acquisition, including “AFTER HOURS®,” “GINGISS®,” “Mr. Tux,” and “MODERN TUXEDO.”
     K&G stores operate under the marks “K&G®,” “K&G Fashion SuperStore®,” “K&G Superstore®,” “K&G Men’s Superstore®,” “K&G Men’s Center,” “K&G Mensmart” and “K&G Suit Warehouse.” In addition, we own or license other marks used in the business, principally in connection with the labeling of products purchased through the direct sourcing program.
     MW Cleaners operates under the service mark “MWCLEANERS®” as well as certain logos incorporating “MWCLEANERS” or the letters “MW” to identify dry cleaning and alteration services. We are the owner in the United States of “MWCLEANERS®” and “MW & Design (bow tie)®”.
     Twin Hill operates in the United States under the names TWINHILL® and Twin Hill Corporate Apparel.
     We own Canadian trademark registrations for the marks “Moores The Suit People®,” “Moores Vetements Pour Hommes®,” “Moores Vetements Pour Hommes (and design) ®,” “Moores Clothing For Men” and “Moores Clothing For Men (and design)®.” Moores stores operate under the tradenames “Moores Clothing For Men” and “Moores Vetements Pour Hommes.”
Employees
     At January 31, 2009, we had approximately 16,200 employees, of whom approximately 11,500 were full-time and approximately 4,700 were part-time employees. Seasonality affects the number of part-time employees as well as the number of hours worked by full-time and part-time personnel.
     On March 3, 2008, we announced that Golden Brand, an indirect wholly owned subsidiary of the Company, intended to close its Montreal, Quebec-based manufacturing facility. Despite previous reductions in production over the last three years, the strengthening Canadian dollar during that period and the increasing pace of imports by our competitors resulted in the decision to close the manufacturing facility and to use other alternate production sources. A grievance filed in May 2008 by the Canadian union representing certain employees at the manufacturing facility in Montreal was resolved on July 7, 2008 and the facility was closed on July 11, 2008.

     During fiscal 2008, we recognized pretax costs of $10.0 million for closure of the facility, including $6.6 million for severance payments, $1.1 million for the write-off of fixed assets, $1.6 million for lease termination payments and $0.7 million for other costs related to closing the facility. Net cash payments of $7.2 million related to the closure of the facility were made in 2008. The accrued balance of $1.0 million at January 31, 2009 for closure of the facility relates to the remaining lease termination payments which will be paid over the remaining term of the lease through February 2010. We do not expect to incur any additional charges in connection with the closure of the Montreal manufacturing facility.
Available Information
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
Our business is particularly sensitive to economic conditions and consumer confidence, which have shown significant recent deterioration.
     The recent significant deterioration in the U.S. and global financial and equity markets, including high market volatility and tightening of credit, has led to significant declines in consumer confidence, consumer spending and levels of business activity generally, as well as higher levels of unemployment. We believe that these adverse market conditions will affect us more than other retailers because a slowing of men’s discretionary spending for items like tailored apparel tends to occur faster than that for other retail purchases. We do not expect that these adverse market conditions are likely to show significant improvement in the near future, and a sustained continuation or worsening of such conditions could intensify the adverse effect of such conditions on our revenues and operating results.
Our ability to continue to expand our Men’s Wearhouse stores may be limited.
     A large part of our growth has resulted from the addition of new Men’s Wearhouse stores and the increased sales volume and profitability provided by these stores. We will continue to depend on adding new stores to increase our sales volume and profitability. As of January 31, 2009, we operate 580 Men’s Wearhouse stores. However, we believe that our ability to increase the number of Men’s Wearhouse stores in the United States above 600 will be limited. Therefore, we cannot assure you that we will continue to experience the same rate of growth as we have historically.
Certain of our expansion strategies may present greater risks.
     We are continuously assessing opportunities to expand complementary products and services related to our traditional business, such as corporate apparel and uniform sales. We may expend both capital and personnel resources on such business opportunities which may or may not be successful.
Any acquisitions that we undertake could be difficult to integrate, disrupt our business, dilute shareholder value and harm our operating results.
     In the event we complete one or more acquisitions, we may be subject to a variety of risks, including risks associated with an ability to integrate acquired assets or operations into our existing operations, higher costs or unexpected difficulties or problems with acquired assets or entities, outdated or incompatible technologies, labor difficulties or an inability to realize anticipated synergies and efficiencies, whether within anticipated time frames or at all. If one or more of these risks are realized, it could have an adverse impact on our operations.

Our business is seasonal.
     In most years, a greater portion of our net retail clothing sales have been generated during the fourth quarter of each year when holiday season shopping peaks. In addition, our tuxedo rental revenues are heavily concentrated in the second quarter while the fourth quarter is considered the seasonal low point. Because of the seasonality of our sales, results for any quarter are not necessarily indicative of the results that may be achieved for the full year. Any decrease in sales during these peak quarters could have a significant adverse effect on our net earnings.
A continuation or worsening of the recent deterioration of the credit markets could impede our ability to renew or increase our current credit facility.
     Our Amended and Restated Credit Agreement with a group of banks, which was last amended on February 2, 2007, provides for a total senior secured revolving credit facility of $200.0 million, which can be expanded to $250.0 million upon additional lender commitments, that matures on February 11, 2012. The recent significant disruption to the U.S. and global credit markets has made it difficult for many businesses to obtain financing on acceptable terms. If these adverse market conditions continue or worsen, it may be more difficult for us to renew or increase our credit facility.
The loss of, or disruption in, our Houston distribution center could result in delays in the delivery of merchandise to our stores.
     All retail apparel merchandise for Men’s Wearhouse stores and a majority of the merchandise for K&G stores is received into our Houston distribution center, where the inventory is then processed, sorted and either placed in back-stock or shipped to our stores. We depend in large part on the orderly operation of this receiving and distribution process, which depends, in turn, on adherence to shipping schedules and effective management of the distribution center. Events, such as disruptions in operations due to fire or other catastrophic events, employee matters or shipping problems, may result in delays in the delivery of merchandise to our stores. For example, given our proximity to the Texas Gulf Coast, it is possible that a hurricane or tropical storm could cause damage to the distribution center, result in extended power outages, or flood roadways into and around the distribution center, any of which would disrupt or delay deliveries to the distribution center and to our stores.
     Although we maintain business interruption and property insurance, we cannot assure that our insurance will be sufficient, or that insurance proceeds will be paid timely to us, in the event our Houston distribution center is shut down for any reason or if we incur higher costs and longer lead times in connection with a disruption at our distribution center.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
     As of January 31, 2009, we operated 1,177 retail apparel and tuxedo rental stores in 46 states and the District of Columbia and 117 retail apparel stores in 10 Canadian provinces. The following tables set forth the location, by state or province, of these stores:

		Men’s
		Wearhouse
	Men’s	and Tux
	Wearhouse	(MW Tux)	K&G
United States
California	89	54	1
Florida	41	42	6
Illinois	27	38	6
Texas	56	2	13
Michigan	20	27	7
Pennsylvania	24	21	5
New York	30	15	4
Massachusetts	15	26	5
Virginia	18	23	3
Georgia	17	21	6
Ohio	19	17	5
New Jersey	16	17	8
Maryland	14	18	7
North Carolina	13	20	4
Tennessee	12	15	2
Indiana	9	11	3
Louisiana	7	13	4
Arizona	14	9
Missouri	11	10	2
Wisconsin	9	12	1
Minnesota	9	10	2
Colorado	14	3	3
Washington	14	2	3
Connecticut	9	7	2
South Carolina	5	10	1
Alabama	5	9	1
Oregon	9	2
Kentucky	3	6	1
Nevada	6	4
New Hampshire	3	5
Kansas	5	2	1
Utah	7
Oklahoma	5		2
Iowa	4	2
Nebraska	3	3
Delaware	2	3
Mississippi	1	4
New Mexico	4
Rhode Island	1	3
Arkansas	3
Maine	1	1
South Dakota	1	1
Vermont	1	1
Idaho	1
North Dakota	1
West Virginia	1
District of Columbia	1

Total	580	489	108

Moores
Canada
Ontario	50
Quebec	24
British Columbia	16
Alberta	12
Manitoba	5
New Brunswick	3
Nova Scotia	3
Saskatchewan	2
Newfoundland	1
Prince Edward Island	1

Total	117

     Men’s Wearhouse and Moores stores vary in size from approximately 3,100 to 15,100 total square feet (average square footage at January 31, 2009 was 5,728 square feet with 70% of stores having between 4,500 and 6,500 square feet). Men’s Wearhouse and Moores stores are primarily located in middle and upper-middle income regional strip and specialty retail shopping centers. We believe our customers generally prefer to limit the amount of time they spend shopping for menswear and seek easily accessible store sites.
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
     Men’s Wearhouse and Tux (formerly MW Tux) stores vary in size from approximately 600 to 4,790 total square feet (average square footage at January 31, 2009 was 1,360 square feet with 83% of stores having between 1,000 and 4,000 square feet). Men’s Wearhouse and Tux (formerly MW Tux) stores are generally smaller than our traditional stores and offer a full selection of tuxedo rental product as well as a limited assortment of retail merchandise. These stores are staffed to facilitate the tuxedo rental process and are primarily located in regional malls and lifestyle centers.
     K&G stores vary in size from approximately 5,400 to 42,000 total square feet (average square footage at January 31, 2009 was 23,087 square feet with 63% of stores having between 15,000 and 25,000 square feet). K&G stores are “destination” stores located primarily in second generation strip shopping centers that are easily accessible from major highways and thoroughfares. K&G has created a 20,000 to 25,000 square foot prototype men’s and ladies’ superstore with fitting rooms and convenient check-out, customer service and tailoring areas. K&G stores are organized to convey the impression of a dominant assortment of first-quality merchandise and to project a no-frills, value-oriented warehouse atmosphere. Each element of store layout and merchandise presentation is designed to reinforce K&G’s strategy of providing a large selection and assortment in each category. We seek to make K&G stores “customer friendly” by utilizing store signage and grouping merchandise by categories and sizes, with brand name and private label merchandise intermixed. Each store is typically staffed with a manager, assistant manager and other employees who serve as customer service and sales personnel and cashiers. Each store also has a tailoring facility with at least one tailor.
     In fiscal 2009, we are planning to modify the store layout for 80 of the 108 K&G stores with a new look and improved customer navigation at a minimal cost per store. Additionally, we will modify the product assortments and merchandise content in our K&G stores to be more fashion and trend-oriented and to better match the customers’ demographic profiles.
     We lease our stores on terms generally from five to ten years with renewal options at higher fixed rates in most cases. Leases typically provide for percentage rent over sales break points. Additionally, most leases provide for a base rent as well as “triple net charges”, including but not limited to common area maintenance expenses, property taxes, utilities, center promotions and insurance. In certain markets, we lease between 3,000 and 30,300 additional square feet as a part of a Men’s Wearhouse store or in a separate hub warehouse unit to be utilized as a redistribution facility in that geographic area.

     We lease or own properties in various parts of the U.S. and Canada to facilitate the distribution of retail and rental product to our stores. In addition, we have primary office locations in Houston, Texas and Fremont, California with additional satellite offices in other parts of the U.S. and Canada. The following is a listing of all owned and leased non-store facilities as of January 31, 2009:

				Square Footage Used For
			Owned/	Warehouse/	Office
Brand	Location	Total Sq Ft	Leased	Distribution	Space	Total Use
Men’s Wearhouse
	Houston, TX	1,091,900	Own	1,045,000	46,900	1,091,900
	Houston, TX	241,500	Own	227,500	14,000	241,500
	Houston, TX	206,400	Lease		206,400	206,400
	Houston, TX	146,500	Own	136,200	10,300	146,500
	Houston, TX	25,000	Own		25,000	25,000
	Houston, TX (1)	22,000	Own	18,000	4,000	22,000
	Nashville, TN	24,300	Own	22,500	1,800	24,300
	Norcross, GA	89,300	Lease	68,700	20,600	89,300
	Addison, IL	61,200	Lease	54,300	6,900	61,200
	Bay City, MI	30,100	Lease	26,500	3,600	30,100
	Pittston, PA	419,600	Lease	411,200	8,400	419,600
	West Chester, PA	88,500	Lease	83,400	5,100	88,500
	Winter Garden, FL	37,000	Own	32,200	4,800	37,000
	Richmond, VA	55,800	Own	49,700	6,100	55,800
	Fife, WA	66,600	Lease	62,600	4,000	66,600
	Arleta, CA (2)	72,600	Lease	67,300	5,300	72,600
	Fremont, CA	34,000	Own		34,000	34,000
	Fremont, CA	14,800	Lease		14,800	14,800
	New York, NY	17,200	Lease		17,200	17,200
	Various locations (3)	231,600	Lease	214,800	16,800	231,600
K&G
	Atlanta, GA (4)	100,000	Lease	23,000	35,000	58,000

Moores
	Toronto, Ontario	36,700	Lease	19,800	16,900	36,700
	Cambridge, Ontario	214,600	Own	202,500	12,100	214,600
	Montreal, Quebec	173,000	Own	167,300	5,700	173,000
	Vancouver, BC	2,100	Lease		2,100	2,100

		3,502,300		2,932,500	527,800	3,460,300

(1)	This facility houses the laundry and dry cleaning plant for our retail laundry and dry cleaning services.

(2)	On December 31, 2008, certain property within this leased facility was acquired by the State of California pursuant to eminent domain. We will continue to occupy and utilize this facility through November 30, 2009. Refer to Note 1 of Notes to Consolidated Financial Statements for further information.

(3)	Various locations consist primarily of hub warehouse facilities located throughout the U.S.

(4)	Total square footage includes 42,000 square feet used for a retail store.

ITEM 3. LEGAL PROCEEDINGS
     We are involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of our business. Management believes that none of these matters will have a material adverse effect on our financial position, results of operations or cash flows.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 31, 2009.

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
     Our common stock is traded on the New York Stock Exchange under the symbol “MW.” The following table sets forth, on a per share basis for the periods indicated, the high and low sale prices per share for our common stock as reported by the New York Stock Exchange and the quarterly dividends declared on each share of common stock:

	High	Low	Dividend
Fiscal Year 2008
First quarter ended May 3, 2008	$27.63	$19.29	$0.07
Second quarter ended August 2, 2008	26.29	15.42	0.07
Third quarter ended November 1, 2008	26.43	11.51	0.07
Fourth quarter ended January 31, 2009	15.52	8.33	0.07

Fiscal Year 2007
First quarter ended May 5, 2007	$48.67	$40.77	$0.05
Second quarter ended August 4, 2007	56.64	42.91	0.06
Third quarter ended November 3, 2007	54.13	37.41	0.06
Fourth quarter ended February 2, 2008	45.14	16.76	0.06
     On March 26, 2009, there were approximately 1,300 shareholders of record and approximately 9,900 beneficial shareholders of our common stock.
     In January 2009, our Board of Directors declared a quarterly cash dividend of $0.07 per share of our common stock payable on March 27, 2009 to shareholders of record on March 17, 2009. The dividend payout is approximately $3.7 million.
     The information required by this item regarding securities authorized for issuance under equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Form 10-K.
Issuer Purchases of Equity Securities
     During fiscal 2008, 6,728 shares at a cost of $0.2 million were repurchased at an average price per share of $23.13 in a private transaction to satisfy tax withholding obligations arising upon the vesting of certain restricted stock. No shares of our common stock were repurchased during the fourth quarter of fiscal 2008. At January 31, 2009, the remaining balance available under our authorized share repurchase program was $44.3 million.

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
     The following graph compares, as of each of the dates indicated, the percentage change in the Company’s cumulative total shareholder return on the Common Stock with the cumulative total return of the NYSE Composite Index and the Retail Specialty Apparel Index. The graph assumes that the value of the investment in the Common Stock and each index was $100 at January 31, 2004 and that all dividends paid by those companies included in the indices were reinvested.

	January 31,	January 29,	January 28,	February 3,	February 2,	January 31,
	2004	2005	2006	2007	2008	2009
Measurement Period (Fiscal Year Covered)
The Men’s Wearhouse, Inc.	$100.00	$139.33	$223.10	$283.82	$170.76	$77.04
NYSE Composite Index	100.00	109.61	129.03	151.94	154.42	88.91
Dow Jones US Apparel Retailers	100.00	121.00	138.03	166.78	131.78	69.42

     The foregoing graph is based on historical data and is not necessarily indicative of future performance.

ITEM 6. SELECTED FINANCIAL DATA
     The following selected statement of earnings, balance sheet and cash flow information for the fiscal years indicated has been derived from our audited consolidated financial statements. The Selected Financial Data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes thereto. References herein to years are to the Company’s 52-week or 53-week fiscal year, which ends on the Saturday nearest January 31 in the following calendar year. For example, references to “2008” mean the fiscal year ended January 31, 2009. All fiscal years for which financial information is included herein had 52 weeks, except 2006 which had 53 weeks.
     As a result of the acquisition of After Hours on April 9, 2007, the statement of earnings data and the cash flow information below for the year ended February 2, 2008 include the results of operations and cash flows, respectively, of After Hours beginning April 10, 2007. In addition, the balance sheet information below as of February 2, 2008 includes estimates of the fair values of the assets acquired and liabilities assumed as of the acquisition date for After Hours. During the first quarter of 2008, we completed our assessment and purchase price allocation of the fair values of the acquired After Hours assets and liabilities assumed.

	2008	2007	2006	2005	2004
	(Dollars and shares in thousands, except
	per share and per square foot data)
Statement of Earnings Data:
Net sales	$1,972,418	$2,112,558	$1,882,064	$1,724,898	$1,546,679
Gross margin	850,512	970,057	815,705	697,135	603,004
Operating income	90,471	228,652	223,938	165,296	118,088
Net earnings	58,844	147,041	148,575	103,903	71,356

Per Common Share Data:
Basic net earnings per share	$1.14	$2.76	$2.80	$1.93	$1.32
Diluted net earnings per share	$1.13	$2.73	$2.71	$1.88	$1.29
Weighted average common shares outstanding	51,645	53,258	53,111	53,753	54,044
Weighted average shares outstanding plus dilutive potential common shares	51,944	53,890	54,749	55,365	55,220

Operating Information:
Percentage increase/(decrease) in comparable store sales (1):
Men’s Wearhouse	(9.0)%	(0.4)%	3.1%	6.2%	8.2%
K&G	(11.7)%	(10.9)%	(1.8)%	16.4%	3.9%
Moores	(5.6)%	1.5%	8.7%	2.7%	7.1%

Average square footage (2):
Men’s Wearhouse	5,626	5,600	5,552	5,521	5,465
Men’s Wearhouse and Tux (MW Tux) (3)	1,360	1,333	—	—	—
K&G	23,087	23,132	23,204	23,834	23,291
Moores	6,233	6,205	6,218	6,206	6,187

Average net sales per square foot of selling space (4):
Men’s Wearhouse	$439	$478	$488	$473	$451
K&G	$184	$220	$259	$253	$223
Moores	$412	$440	$430	$396	$386

	2008	2007	2006	2005	2004
	(Dollars and shares in thousands, except
	per share and per square foot data)
Number of retail stores:
Open at beginning of the period	1,273	752	719	707	693
Opened	43	42	35	18	20
Acquired (5)	—	509	—	—	—
Closed (5)	(22)	(30)	(2)	(6)	(6)

Open at end of the period	1,294	1,273	752	719	707

Men’s Wearhouse	580	563	543	526	517
Men’s Wearhouse and Tux (MW Tux) (3)	489	489	—	—	—
K&G	108	105	93	77	76
Moores	117	116	116	116	114

Total	1,294	1,273	752	719	707

Cash Flow Information:
Capital expenditures	$88,225	$126,076	$72,904	$66,499	$85,392
Depreciation and amortization	90,665	80,296	61,387	61,874	53,319
Purchase of treasury stock	156	106,107	40,289	90,280	11,186

	January 31,	February 2,	February 3,	January 28,	January 29,
	2009	2008	2007	2006	2005
Balance Sheet Information:
Cash and cash equivalents	$87,412	$39,446	$179,694	$200,226	$165,008
Working capital	411,392	393,740	454,691	491,527	388,229
Total assets	1,187,730	1,256,467	1,096,952	1,123,274	993,322
Long-term debt	62,916	92,399	72,967	205,251	130,000
Shareholders’ equity	842,148	815,937	753,772	627,533	568,848
Cash dividends declared per share	0.28	0.23	0.20	0.05	—

(1)	Comparable store sales data is calculated by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period. Men’s Wearhouse and Tux (formerly MW Tux) stores are included in comparable store sales for the Men’s Wearhouse beginning in the second quarter of fiscal 2008. Comparable store sales percentages for Moores are calculated using Canadian dollars.

(2)	Average square footage is calculated by dividing the total square footage for all stores open at the end of the period by the number of stores open at the end of such period.

(3)	MW Tux stores resulting from the acquisition of After Hours on April 9, 2007; renamed Men’s Wearhouse and Tux during first quarter of 2009.

(4)	Average sales per square foot of selling space is calculated by dividing total selling square footage for all stores open the entire year into total sales for those stores. The calculation for Men’s Wearhouse includes Men’s Wearhouse and Tux (formerly MW Tux) stores resulting from the acquisition of After Hours on April 9, 2007. The calculation for Moores is based upon the Canadian dollar. For 2006, the calculation excludes total sales for the 53rd week.

(5)	As a result of the After Hours acquisition on April 9, 2007, 509 stores were acquired, of which 27 stores were subsequently closed in 2007.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     The Men’s Wearhouse, Inc. is a specialty apparel retailer offering suits, sport coats, pants, shoes, shirts, sportswear, outerwear and accessories for men and tuxedo rentals. We offer our products and services through multiple channels including The Men’s Wearhouse, Men’s Wearhouse and Tux (formerly MW Tux), K&G, Moores Clothing for Men and on the internet at www.menswearhouse.com. Most of our K&G stores offer an assortment of apparel for ladies. Our stores are located throughout the United States and Canada and carry a wide selection of brand name and private label merchandise. In addition, we offer our customers a variety of services, including alterations and our loyalty program, and most of our K&G stores offer ladies’ career apparel.
Overview
     Fiscal 2008 presented us with a challenging economic and retail environment. The recessionary trend of the U.S. economy that started in late 2007 and a weakening Canadian economy continued to negatively impact consumer spending during 2008. In response to the more challenging consumer and retail environment we took actions to stimulate sales through deeper discounts and other events, reduce inventory purchases and implement expense control initiatives.
     We had revenues of $1,972.4 million and net earnings of $58.8 million in fiscal 2008, compared to revenues of $2,112.6 million and net earnings of $147.0 million in fiscal 2007 and revenues of $1,882.1 million and net earnings of $148.6 million in fiscal 2006. The more significant factors impacting these results are addressed in the “Results of Operations” discussion below. In addition, our fiscal 2008 results included the following items of interest:
     On March 3, 2008, we announced that Golden Brand Clothing (Canada) Ltd., an indirect wholly owned subsidiary of the Company, intended to close its Montreal, Quebec-based manufacturing facility. Despite previous reductions in production over the last three years, the strengthening Canadian dollar during that period and the increasing pace of imports by competitors resulted in the decision to close the manufacturing facility. We recognized pretax costs of $10.0 million in fiscal 2008 for closure of the facility, including $6.6 million for severance payments, $1.1 million for the write-off of fixed assets, $1.6 million for lease termination payments and $0.7 million for other costs related to the July 11, 2008 facility closing. These charges are included in “Selling, general and administrative expenses” in our consolidated statement of earnings. Net cash payments of $7.2 million related to the closure of the facility were made in 2008. The accrued balance of $1.0 million at January 31, 2009 for closure of the facility relates to the remaining lease termination payments which will be paid over the remaining term of the lease through February 2010. We do not expect to incur any additional charges in connection with the closure of this facility.
     In January 2009, we received cash proceeds of approximately $9.6 million from the State of California (the “State”) for certain property being acquired by the State pursuant to eminent domain. We recognized a pretax gain of $8.8 million from this transaction. The property acquired by the State is primarily machinery, equipment and leasehold improvements at the site of our Arleta, California distribution facility. Through an arrangement with the State, we plan to continue to occupy and operate this facility until November 30, 2009, at which time we will relocate to a recently leased location in Bakersfield, California. The gain is included in “Selling, general and administrative expenses” in the accompanying consolidated statement of earnings for the period ended January 31, 2009.
     We opened 43 stores in 2008, 42 stores in 2007 and 35 stores in 2006; however, due to the current economic conditions that have caused lower traffic levels in our stores, we plan to open only about ten stores in 2009. We plan to expand and/or relocate approximately seven existing Men’s Wearhouse stores, four existing Men’s Wearhouse and Tux stores, three existing K&G stores and four existing Moores stores.
     During the first quarter of fiscal 2009, we plan to rename our stores that were acquired from After Hours in April 2007 and operated as MW Tux to Men’s Wearhouse and Tux. These renamed Men’s Wearhouse and Tux stores will continue to offer a full selection of tuxedo rental product as well as an expanded selection of retail merchandise, including formalwear and suit separates, denim and sportswear targeted towards a younger customer. We believe that renaming and expanding the retail merchandise at these stores will generate an opportunity for incremental apparel sales by introducing more of our tuxedo rental customers to the quality merchandise selection and superior level of customer service associated with our stores.

     We also plan to apply a new store design which was tested in three K&G stores during 2008 to approximately 80 additional K&G stores in the spring of 2009. The new store design establishes a modern look and feel from the exterior entrance of the store to the inside of the fitting rooms. We believe these new design elements convey a more vibrant and energetic attitude for our customers.
     In 2008, we closed two Men’s Wearhouse stores due to substandard performance. We also closed 20 Men’s Wearhouse and Tux stores (formerly MW Tux): seven due to substandard performance, one due to lease expiration and 12 due to consolidation of operations with other existing Men’s Wearhouse stores in the area. In 2007, we closed 27 stores due to the integration of After Hours into our operations and two Men’s Wearhouse stores and one K&G store due to lease expirations. In 2006, two stores were closed due to lease expiration. We plan to close one Men’s Wearhouse store, two K&G stores and 11 Men’s Wearhouse and Tux stores (formerly MW Tux) in 2009. We also recorded non-cash asset impairment charges of $1.8 million in 2008 related mainly to leasehold improvement assets for two stores still in operation.
     We expect general economic conditions to remain difficult in 2009. In response to these challenges, we plan to continue to stimulate sales with deeper discounts and other events, to manage our inventory purchases and to further implement cost controls and operational changes to reduce expenses. We also anticipate a significant reduction in store openings and other capital expenditures in 2009 as compared to 2008 levels as indicated above. Based on our experience with previous economic downturns, we believe long-term fundamentals for the men’s specialty apparel industry remain strong and that current negative conditions will stabilize over time. However, we cannot predict when a meaningful recovery will occur.
Results of Operations
     The following table sets forth the Company’s results of operations expressed as a percentage of net sales for the periods indicated:

	Fiscal Year
	2008	2007	2006
Net sales
Clothing product	76.8%	78.4%	87.2%
Tuxedo rental services	16.7	15.4	6.4
Alteration and other services	6.5	6.2	6.4

Total net sales	100.0%	100.0%	100.0%
Cost of sales:
Clothing product, including buying and distribution costs	34.1	33.6	39.5
Tuxedo rental services	3.0	2.9	1.4
Alteration and other services	4.9	4.7	4.7
Occupancy costs	14.9	12.9	11.1

Gross margin	43.1	45.9	43.3
Selling, general and administrative expenses	38.5	35.1	31.4

Operating income	4.6	10.8	11.9
Interest income	0.1	0.3	0.5
Interest expense	(0.2)	(0.2)	(0.5)

Earnings before income taxes	4.5	10.9	11.9
Provision for income taxes	1.5	3.9	4.0

Net earnings	3.0%	7.0%	7.9%

2008 Compared with 2007
     The Company’s net sales decreased $140.1 million, or 6.6%, to $1,972.4 million for fiscal 2008 as compared to fiscal 2007. The decrease was due mainly to a $140.5 million decrease in clothing product revenues, offset partially by a $4.7 million increase in tuxedo rental service revenues and is attributable to the following:

(in millions)	Amount Attributed to
$(170.7)	Decrease in comparable sales.
23.5	Increase from net sales of stores opened in 2007, relocated stores and expanded stores not yet included in comparable sales.
16.6	Increase in net sales from 43 new stores opened in 2008.
4.3	Increase from net sales of acquired After Hours stores, not included in comparable sales until second quarter of 2008.
(6.0)	Decrease in net sales resulting from stores closed.
(1.3)	Decrease in alteration and other sales.
(6.5)	Decrease in net sales resulting from exchange rate changes.

$(140.1)	Total
     Our comparable store sales (which are calculated by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period) decreased 9.0% at Men’s Wearhouse, 11.7% at K&G and 5.6% at Moores. These decreases were primarily due to decreased clothing product sales resulting from continued declines in traffic levels at all our retail apparel brands. The recessionary trend of the U.S. economy that started in late 2007 and a weakening Canadian economy continued to negatively impact consumer spending during 2008, with sales of men’s apparel being particularly affected. Buying patterns for men are considered to be more discretionary than those in other apparel areas. The lower clothing product sales were partially offset by increased revenues from our tuxedo rental services due mainly to a full year of rentals in 2008 from the After Hours stores acquired on April 9, 2007 and to higher average rental rates. As a percentage of total revenues, tuxedo rental service revenues increased from 15.4% in 2007 to 16.7% in 2008.
     The Company’s gross margin was as follows:

	Fiscal Year
	2008	2007	2006
Gross margin	$850,512	$970,057	$815,705

Gross margin as a percentage of related sales:
Clothing product, including buying and distribution costs	55.6%	57.2%	54.7%
Tuxedo rental services	82.0%	81.0%	78.0%
Alteration and other services	24.1%	24.1%	27.0%
Occupancy costs	(14.9)%	(12.9)%	(11.1)%
Total gross margin	43.1%	45.9%	43.3%
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
     Total gross margin decreased 12.3% from $970.1 in fiscal 2007 to $850.5 million in fiscal 2008. As a percentage of sales, total gross margin decreased from 45.9% in 2007 to 43.1% in 2008. This decrease is due mainly to lower clothing product margins and an increase from 12.9% in 2007 to 14.9% in 2008 for occupancy cost, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation. On an absolute dollar basis, occupancy cost increased by 7.9% from 2007 to 2008, due mainly to our acquisition of After Hours and increased rental rates for new and renewed leases. With respect to gross margin as a percentage of related sales, the clothing product gross margin decreased from 57.2% in 2007 to 55.6% in 2008 due primarily to higher markdowns from increased promotional activity at our Men’s Wearhouse and K&G stores. The tuxedo rental services gross margin increased from 81.0% in 2007 to 82.0% in 2008 due mainly to the absence in 2008 of a $3.6 million charge taken in 2007 in connection with initial efforts to establish a global merchandising assortment for the combined tuxedo rental operations of After Hours and Men’s Wearhouse. The gross margin for alteration and other services remained the same in 2008 as in 2007 at 24.1% as increased alteration sales in the fourth quarter of 2008 from our promotional events offset decreased alteration margins caused by decreased clothing sales in 2008 and the related deleveraging of alteration service fixed costs.

     Selling, general and administrative (“SG&A”) expenses increased to $760.0 million in fiscal 2008 from $741.4 million in fiscal 2007, an increase of $18.6 million or 2.5%. As a percentage of sales, these expenses increased from 35.1% in 2007 to 38.5% in 2008. The components of this 3.4% net increase in SG&A expenses as a percentage of net sales and the related absolute dollar changes were as follows:

%	Attributed to
0.4%	Increase in advertising expense as a percentage of sales from 3.5% in 2007 to 3.9% in 2008. On an absolute dollar basis, advertising expense increased $3.2 million.
0.9%
Increase in store salaries as a percentage of sales from 14.0% in 2007 to 14.9% in 2008. Store salaries on an absolute dollar basis decreased $2.2 million primarily due to decreased commissions and store personnel due to decreased sales in 2008. This decrease more than offset the increase in store salaries related to a full twelve months of Men’s Wearhouse and Tux (formerly After Hours) store salaries in 2008 versus 301 days in fiscal 2007.

0.5%	Increase in other SG&A expenses of $10.0 million in connection with the July 11, 2008 closure of the Canadian based manufacturing facility operated by the Company’s subsidiary, Golden Brand.
(0.4)%	Decrease in other SG&A expenses of $8.8 million from the gain on sale of certain distribution facility assets acquired by the State of California through eminent domain in 2008.
0.1%	Increase in other SG&A expenses of $1.8 million for non-cash asset impairment charges recorded in 2008 related to two stores still in operation.
1.9%
Increase in other SG&A expenses as a percentage of sales from 17.6% in 2007 to 19.5% in 2008. On an absolute dollar basis, other SG&A expenses increased $14.7 million primarily due to other SG&A expenses associated with a full twelve months of Men’s Wearhouse and Tux (formerly After Hours) operations in 2008 versus 301 days in fiscal 2007.

3.4%	Total
     Interest expense decreased from $5.0 million in fiscal 2007 to $4.3 million in fiscal 2008 while interest income decreased from $6.0 million in fiscal 2007 to $2.6 million in fiscal 2008. Weighted average borrowings outstanding increased from $86.4 million in 2007 to $91.1 million in 2008, and the weighted average interest rate on outstanding indebtedness decreased from 5.5% to 4.3%. The increase in the weighted average borrowings resulted from borrowings under our revolving credit facility, offset partially by payments made on our Canadian term loan on October 22, 2008 of approximately US$31.9 million. Outstanding borrowings under our revolving credit facility were $25.0 million at January 31, 2009 at an effective interest rate of 1.2%. The weighted average interest rate for fiscal 2008 decreased mainly due to a decrease in the effective interest rate for the Canadian term loan from 4.8% at February 2, 2008 to 1.9% at January 31, 2009, offset partially by borrowings at a weighted average rate of 4.2% under our revolving credit facility during fiscal 2008. The decrease in interest income was primarily attributable to lower average invested cash balances and lower interest rates for fiscal 2008 as compared to fiscal 2007. The average yield on our investments decreased due to changes in the investment market and our shift to more conservative investments.
     Our effective income tax rate was 36.0% for fiscal 2007 and 33.7% for fiscal 2008. The effective tax rate in 2007 was higher than the statutory U.S. federal rate of 35% primarily due to the effect of state income taxes, offset by favorable developments in certain outstanding income tax matters in the second quarter of fiscal 2007. The effective income tax rate in 2008 was lower than the statutory U.S. federal rate of 35% mainly because favorable conclusions of certain income tax audits during the year more than offset the effect of state income taxes. The concluded and settled income tax audits during 2008 resulted in a cash payment of $2.2 million, of which $0.6 million was interest, and net recognition of $1.4 million of previously unrecognized tax benefits and $0.3 million of benefit from associated accrued interest. In addition, $2.5 million of previously unrecognized tax benefits and $1.0 million of benefit from associated accrued interest were recognized during 2008 as a result of statute of limitation expirations and a change in estimate for prior year tax positions. The amount of recognized tax benefits that affected the effective tax rate was $3.3 million.
     These factors resulted in 2008 net earnings of $58.8 million or 3.0% of net sales, compared with 2007 net earnings of $147.0 million or 7.0% of net sales.

Supplemental Information
Fiscal 2008 compared to Pro Forma fiscal 2007
     The consolidated statements of earnings included herein reflect the Company’s GAAP results of operations for fiscal 2007 and fiscal 2008. Since the acquisition of After Hours occurred on April 9, 2007, the inclusion of its off-season operations as if the acquisition had occurred prior to the beginning of 2007 reduces diluted earnings per share for fiscal 2007 from $2.73 on a GAAP basis to $2.57 on a pro forma basis and allows for a comparison of the 2008 and 2007 results on a comparable operations basis. The following table, expressed as a percentage of net sales for the periods indicated, and comments that follow are based on a comparison of the pro forma results for fiscal 2007 with the GAAP results for fiscal 2008. Refer to Note 2 to Consolidated Financial Statements for pro forma results of operations for fiscal 2007.

		Pro Forma
	Fiscal Year	Fiscal Year
	2008	2007
Net sales:
Clothing product	76.8%	77.5%
Tuxedo rental services	16.7	16.4
Alteration and other services	6.5	6.1

Total net sales	100.0%	100.0%
Cost of sales:
Clothing product, including buying and distribution costs	34.1	33.2
Tuxedo rental services	3.0	3.1
Alteration and other services	4.9	4.6
Occupancy costs	14.9	13.0

Gross margin	43.1	46.1
Selling, general and administrative expenses	38.5	36.0

Operating income	4.6	10.1
Interest income	0.1	0.3
Interest expense	(0.2)	(0.3)

Earnings before income taxes	4.5	10.1
Provision for income taxes	1.5	3.6

Net earnings	3.0%	6.5%

     Total net sales decreased $170.1 million or 7.9% to $1,972.4 million in 2008 from $2,142.5 million for the pro forma fiscal year 2007. Clothing product sales, representing 76.8% of 2008 total net sales, decreased 8.7% due primarily to decreases in comparable store sales driven by a reduction in store traffic levels. Tuxedo rental service sales, representing 16.7% of 2008 total net sales, decreased 6.2%. This decline was primarily due to reduced tuxedo rental sales at stores acquired from After Hours as well as the sale of the acquired wholesale tuxedo rental operations in July 2007. These declines were partially offset by increases in tuxedo rental service sales at the Men’s Wearhouse stores and higher average rental rates at the Men’s Wearhouse and Moores stores.
     Gross margin before occupancy costs, as a percentage of total net sales, decreased from pro forma 59.1% in 2007 to 58.0% in 2008. Clothing product margins as a percentage of related 2008 sales decreased 149 basis points while tuxedo rental service margins increased 71 basis points from the pro forma fiscal year 2007. Gross margin for alteration and other services remained constant as a percentage of related 2008 sales as increased alteration sales in the fourth quarter of 2008 related to our promotional events offset decreased alteration margins caused by decreased clothing sales in 2008 and the related deleveraging of fixed alteration service costs. Occupancy costs as a percentage of total net sales increased by 189 basis points from pro forma 13.0% in 2007 to 14.9% in 2008 due to the deleveraging effect of reduced comparable store sales, increased rental rates for new and renewed leases and increased depreciation expense from the rebranding of After Hours stores to MW Tux.
     Selling, general, and administrative expenses, as a percentage of total net sales, increased 254 basis points from pro forma 36.0% in 2007 to 38.5% in 2008. This increase was primarily due to the deleveraging effect of reduced net sales in addition to $10.0 million of costs associated with the July 11, 2008 closure of the Canadian based manufacturing facility operated by the Company’s subsidiary, Golden Brand, and the non-cash asset impairment charge of $1.8 million recorded in 2008 related to two stores still in operation, offset partially by an $8.8 million gain from the sale of certain distribution facility assets acquired by the State of California through eminent domain in 2008.

     These factors resulted in operating income of $90.5 million and net earnings of $58.8 million in fiscal 2008 compared to pro forma operating income of $215.6 million and net earnings of $138.4 million for fiscal 2007.
2007 Compared with 2006
     The Company’s net sales increased $230.5 million, or 12.3%, to $2,112.6 million for 2007 due mainly to a $205.8 million increase in tuxedo rental revenues, a $14.9 million increase in clothing product sales and a $7.0 million increase in alteration service revenues. The components of this $230.5 million increase in net sales are further detailed as follows:

(in millions)	Amount Attributed to

$199.2	Revenues from acquired After Hours stores.
(40.0)	(3.0)% decrease and 1.5% increase in comparable sales for U.S. and Canadian stores, respectively.
(30.6)	Impact of 53rd week in 2006 (based on trailing 52 weeks in 2006).
25.3	Increase in corporate apparel and other sales.
29.0	Net sales from 42 new stores opened in 2007.
32.4	Increase from net sales of stores opened in 2006, relocated stores and expanded stores not included in comparable sales.
(3.1)	Decrease in net sales resulting from stores closed.
18.3	Increase in net sales resulting from exchange rate changes.

$230.5	Total
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
     Our gross margin continued to increase as shown in the table below:

	Fiscal Year
	2007	2006	2005
Gross margin	$970,057	$815,705	$697,135

Gross margin as a percentage of related sales:
Clothing product, including buying and distribution costs	57.2%	54.7%	51.7%
Tuxedo, alteration and other services	64.7%	52.3%	47.6%
Occupancy costs	(12.9)%	(11.1)%	(10.9)%
Total	45.9%	43.3%	40.4%
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
Liquidity and Capital Resources
     At January 31, 2009 and February 2, 2008, cash and cash equivalents totaled $87.4 million and $39.4 million, respectively. We had working capital of $411.4 million, $393.7 million and $454.7 million, at January 31, 2009, February 2, 2008 and February 3, 2007, respectively. Our primary sources of working capital are cash flows from operations and borrowings under our Credit Agreement. Historically, our working capital has been at its lowest level in January and February, and has increased through November as inventory buildup occurs in preparation for the fourth quarter selling season. The $17.7 million increase in working capital at January 31, 2009 compared to February 2, 2008 resulted primarily from reduced inventories, accounts payable, accrued expenses and other current liabilities associated with decreased clothing sales.
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

     On March 3, 2008, we announced that Golden Brand Clothing (Canada) Ltd., an indirect wholly owned subsidiary of the Company, intended to close its Montreal, Quebec-based manufacturing facility. Despite previous reductions in production over the last three years, the strengthening Canadian dollar during that period and the increasing pace of imports by competitors resulted in the decision to close the manufacturing facility. The facility was closed on July 11, 2008. We recognized pretax costs of $10.0 million in 2008 for closure of the facility, including $6.6 million for severance payments, $1.1 million for the write-off of fixed assets, $1.6 million for lease termination payments and $0.7 million for other costs related to closing the facility. These charges are included in “Selling, general and administrative expenses” in our consolidated statement of earnings. Net cash payments of $7.2 million related to the closure of the facility were made in 2008. The accrued balance of $1.0 million at January 31, 2009 for closure of the facility relates to the remaining lease termination payments which will be paid over the remaining term of the lease through February 2010. We do not expect to incur any additional charges in connection with the closure of this facility.
     Credit Facilities
     Our Amended and Restated Credit Agreement (the “Credit Agreement”) with a group of banks, which was last amended on February 2, 2007, provides for a total senior secured revolving credit facility of $200.0 million, which can be expanded to $250.0 million upon additional lender commitments, that matures on February 11, 2012. The Credit Agreement also provided our Canadian subsidiaries with a senior secured term loan used to fund the repatriation of US$74.7 million of Canadian earnings in January 2006 under the American Jobs Creation Act of 2004. The Canadian term loan matures on February 10, 2011. The Credit Agreement is secured by the stock of certain of our subsidiaries. The Credit Agreement has several borrowing and interest rate options including the following indices: (i) an alternate base rate (equal to the greater of the prime rate or the federal funds rate plus 0.5%) or (ii) LIBO rate or (iii) CDO rate. Advances under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin up to 1.125%. The Credit Agreement also provides for fees applicable to unused commitments ranging from 0.100% to 0.175%. As of January 31, 2009, there was $25.0 million outstanding under the revolving credit facility with an effective interest rate of 1.2% and US$37.9 million outstanding under the Canadian term loan with an effective interest rate of 1.9%.
     The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain certain financial ratios. The restrictive provisions in the Credit Agreement reflect an overall covenant structure that is generally representative of a commercial loan made to an investment-grade company. Our debt, however, is not rated, and we have not sought, and are not seeking, a rating of our debt. We were in compliance with the covenants in the Credit Agreement as of January 31, 2009.
     The recent significant disruption to the U.S. and global credit markets has made it difficult for many businesses to obtain financing on acceptable terms. If these adverse market conditions continue or worsen, it may be more difficult for us to renew or increase our credit facility.
     On October 21, 2003, we issued $130.0 million of 3.125% Convertible Senior Notes due 2023 (“Notes”) in a private placement. The Notes were scheduled to mature on October 15, 2023. However, we had the right to redeem the Notes between October 20, 2006 and October 19, 2008 if the price of our common stock reached certain levels. We exercised this right and called the Notes for redemption on December 15, 2006.
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
     We utilize letters of credit primarily for inventory purchases. At January 31, 2009, letters of credit totaling approximately $14.4 million were issued and outstanding.

     Cash flow activities
     Operating activities — Our primary source of operating cash flow is from sales to our customers. Our primary uses of cash include merchandise inventory and tuxedo rental product purchases, personnel related expenses, occupancy costs, advertising costs and income tax payments. Our operating activities provided net cash of $129.5 million in 2008, due mainly to net earnings, adjusted for non-cash charges, and a decrease in inventories, offset in part by an increase in tuxedo rental product and decreases in accounts payable, accrued expenses and other current liabilities and income taxes payable. Our operating activities provided net cash of $204.9 million in 2007 and $160.8 million in 2006 mainly because cash provided by net earnings, as adjusted for non-cash charges, more than offset cash used for increases in inventories and tuxedo rental product and decreases in accounts payable, accrued expenses and other current liabilities and, in 2007, a decrease in income taxes payable. Inventories decreased in 2008 as purchases were reduced in line with decreased clothing sales in 2008. Inventories increased in 2007 and 2006 due mainly to increased selling square footage and, in 2007, an increase of $7.7 million in corporate uniform product. Tuxedo rental product increased in each of the years to support the continued growth in our tuxedo rental business, to replenish product and, in 2008, to rationalize the acquired After Hours tuxedo rental product offerings. The decreases in accounts payable, accrued expenses and other current liabilities relate mainly to the timing of vendor payments and, in 2008, reduced purchases associated with decreased clothing sales. In 2008 and 2007, income taxes payable decreased because actual earnings were lower than amounts used to estimate required tax payments.
     Investing activities — Our cash outflows from investing activities are primarily for capital expenditures and purchases of short-term investments, while cash inflows are primarily the result of proceeds from sales of short-term investments. Our investing activities used net cash of $35.0 million, $254.3 million and $11.6 million in 2008, 2007 and 2006, respectively. We made capital expenditures of $88.2 million, $126.1 million and $72.9 million in 2008, 2007 and 2006, respectively, and net purchases of short-term investments of $59.9 million in 2007. In addition, our acquisition of After Hours in 2007 used net cash of $68.2 million. In 2008, we had proceeds of $9.6 million from the sale of certain distribution facility assets acquired by the State of California through eminent domain. Additionally, in 2008 and 2006, we had net proceeds from short-term investments of $42.8 million and $62.8 million, respectively.
     Our capital expenditures relate mainly to costs incurred for stores opened, remodeled or relocated during the year or under construction at the end of the year, distribution facility additions and infrastructure technology investments as detailed below (in millions):

	2008	2007	2006
New store construction	$18.1	$28.4	$19.0
Relocation and remodeling of existing stores	50.2	40.1	29.2
Information technology	8.1	19.2	8.8
Distribution facilities	7.0	11.1	13.5
Other	4.8	27.3	2.4

Total	$88.2	$126.1	$72.9

     Property additions relating to new retail apparel stores include stores in various stages of completion at the end of the fiscal year (five stores at the end of 2008, eight stores at the end of 2007 and one store at the end of 2006). In addition, other capital expenditures in 2007 include $22.4 million of capital expenditures for our relocated corporate office facilities and data center.
     Financing activities — Our cash outflows from financing activities consist primarily of cash dividend payments, debt payments and treasury stock purchases, while cash inflows from financing activities consist primarily of proceeds from our revolving credit facility and the issuance of common stock. In 2008, our financing activities used net cash of $25.4 million, due mainly to the payment of cash dividends and payments on our Canadian term loan and our revolving credit facility, offset by proceeds from our revolving credit facility and the issuance of common stock. In 2007, our financing activities used net cash of $104.4 million due mainly to the purchase of treasury stock and cash dividends paid, offset partially by proceeds from the issuance of common stock and excess tax benefits in connection with share-based compensation. In 2006, our financing activities used net cash of $168.2 million due mainly to redemption of our 3.125% Convertible Senior Notes due 2023, purchases of treasury stock and cash dividends paid, offset partially by proceeds from the issuance of our common stock in connection with the exercise of stock options.

     Share repurchase program — In January 2006, the Board of Directors authorized a $100.0 million share repurchase program of our common stock, which superseded any remaining previous authorizations. During fiscal 2006, a total of 1,134,000 shares at a cost of $40.3 million were purchased in open market transactions under this program at an average price per share of $35.53. During fiscal 2007, we repurchased under the January 2006 program 1,063,200 shares at a cost of $50.1 million in open market transactions and 8,290 shares at a cost of $0.3 million in private transactions for a total of 1,071,490 shares at an average price of $47.06. In August 2007, the Company’s Board of Directors approved a replenishment of the Company’s share repurchase program to $100.0 million by authorizing $90.3 million to be added to the remaining $9.7 million of the then current program. During the remainder of fiscal 2007, 1,913,700 shares at a cost of $55.7 million were purchased in open market transactions under the August 2007 replenishment at an average price of $29.10. No shares were repurchased under the August 2007 authorization during fiscal 2008. At January 31, 2009, the remaining balance available under the August 2007 authorization was $44.3 million.
     During fiscal 2008, 6,728 shares at a cost of $0.2 million were repurchased at an average price per share of $23.13 in a private transaction to satisfy tax withholding obligations arising upon the vesting of certain restricted stock.
     The following table summarizes our share repurchases over the last three fiscal years:

	2008	2007	2006
Shares repurchased (in thousands)	6.7	2,985.2	1,134.0
Total costs (in millions)	$0.2	$106.1	$40.3
Average price per share	$23.13	$35.54	$35.53
     Dividends — Cash dividends paid were approximately $14.6 million, $12.4 million and $10.8 million during fiscal 2008, 2007 and 2006, respectively. A dividend of $0.07 per share was declared and paid in each quarter of fiscal 2008, for an annual dividend of $0.28 per share. A dividend of $0.05 per share was declared and paid in the first quarter of fiscal 2007 and a dividend of $0.06 per share was declared and paid in the second, third and fourth quarter of fiscal 2007, for an annual dividend of $0.23 per share. A dividend of $0.05 per share was declared and paid in each quarter of fiscal 2006, for an annual dividend of $0.20 per share. In January 2009, our Board of Directors declared a quarterly cash dividend of $0.07 per share of our common stock payable on March 27, 2009 to shareholders of record on March 17, 2009. The dividend payout is approximately $3.7 million and is included in accrued expenses and other current liabilities as of January 31, 2009.
     Futures sources and uses of cash
     Our primary uses of cash are to finance working capital requirements of our operations. In addition, we will use cash to fund capital expenditures, income tax and dividend payments, operating leases and various other obligations, including the commitments discussed in the “Contractual Obligations” table below, as they arise.
     Capital expenditures are anticipated to be in the range of $50.0 to $55.0 million for 2009. This amount includes the anticipated costs of opening approximately eight new Men’s Wearhouse stores and two new Men’s Wearhouse and Tux stores in 2009 at an expected average cost per store of approximately $0.4 million (excluding telecommunications and point-of-sale equipment and inventory). This amount also includes the anticipated costs of renaming our 489 MW Tux stores to Men’s Wearhouse and Tux in the first quarter of 2009 at an average cost per store of approximately $15 thousand. Additionally, this amount includes the cost to apply a new store design to approximately 80 K&G stores at an average cost per store of approximately $40 thousand. The balance of the capital expenditures for 2009 will be used for telecommunications, point-of-sale and other computer equipment and systems, store relocations, remodeling and expansion, distribution facilities and investment in our corporate uniform program. The Company anticipates that each of the new Men’s Wearhouse stores will require, on average, an initial inventory costing approximately $0.4 million (subject to the seasonal patterns that affect inventory at all stores). We also expect that each of the 489 renamed Men’s Wearhouse and Tux stores, which will include an expanded selection of retail merchandise targeted at the younger customer, will require, on average, an initial inventory of retail merchandise costing approximately $20 thousand per store. These inventory purchases will be funded by cash from operations, trade credit and, if necessary, borrowings under our revolving credit facility. The actual amount of future capital expenditures and inventory purchases will depend in part on the number of new stores opened and the terms on which new stores are leased, as well as on industry trends consistent with our anticipated operating plans. Additionally, market conditions may produce attractive opportunities for us to acquire assets or retail chains larger than our past acquisitions. Any such acquisitions may be undertaken as an alternative to opening new stores. We may use cash on hand, together with cash flow from operations, borrowings under our revolving credit facility and issuances of equity securities, to take advantage of any significant acquisition opportunities.

     The continued weakness of current economic conditions, including increased unemployment levels, lowered consumer spending and substantially deteriorated credit markets, could negatively affect our future operating results as well as our existing cash, cash equivalents and short-term investment balances. In addition, the recent turmoil in the financial markets could limit our access to additional capital resources, if needed, and could increase associated costs. We anticipate, as discussed above, a significant reduction in store openings and other capital expenditures in the next 12 months relative to 2008 levels. We believe based on our current business plan that our existing cash, short-term investments and cash flows from operations will be sufficient to fund our planned store openings, other capital expenditures and operating cash requirements and that we will be able to maintain compliance with the covenants in our Credit Agreement for at least the next 12 months. In addition, as of January 31, 2009, borrowings available under our Credit Agreement were $160.6 million.
     As a substantial portion of our cash and short-term investments, which are primarily U.S. treasuries and guaranteed investment certificates issued by two Canadian banks, is held by four financial institutions (two U.S. and two Canadian), we are exposed to risk of loss in the event of failure of any of these parties. However, due to the creditworthiness of these financial institutions and their mainly custodial role with respect to our short-term investments, we anticipate full performance and access to our deposits and liquid investments.
Contractual Obligations
     As of January 31, 2009, the Company is obligated to make cash payments in connection with its long-term debt, noncancelable capital and operating leases and other contractual obligations in the amounts listed below. In addition, we utilize letters of credit primarily for inventory purchases. At January 31, 2009, letters of credit totaling approximately $14.4 million were issued and outstanding.

	Payments Due by Period
		<1	1-3	4-5	> 5
(In millions)	Total	Year	Years	Years	Years
Contractual obligations
Long-term debt (a)	$62.9	$—	$37.9	$25.0	$—
Capital lease obligations (b)	2.0	0.9	0.8	0.2	0.1
Operating lease base rentals (b)	734.1	150.0	238.2	162.3	183.6
Other contractual obligations (c)	30.9	10.2	6.7	8.5	5.5

Total contractual obligations (d)(e)	$829.9	$161.1	$283.6	$196.0	$189.2

(a)	Long-term debt includes our Canadian term loan of US$37.9 million due in February 2011 and $25.0 million under our revolving credit facility due in February 2012. The Canadian term loan bears interest at CDOR plus an applicable margin and advances under the revolving credit facility have several interest rate options including the following indices: (i) an alternate base rate (equal to the greater of the prime rate or the federal funds rate plus 0.5%) or (ii) LIBO rate or (iii) CDO rate. Advances under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin up to 1.125%. The Credit Agreement also provides for fees applicable to unused commitments ranging from 0.100% to 0.175%. These borrowing are further described in Note 4 of Notes to Consolidated Financial Statements. The table assumes our long-term debt is held to maturity.

(b)	We lease retail business locations, office and warehouse facilities, copier equipment and automotive equipment under various noncancelable capital and operating leases. Leases on retail business locations specify minimum base rentals plus common area maintenance charges and possible additional rentals based upon percentages of sales. Most of the retail business location leases provide for renewal options at rates specified in the leases. Our future lease obligations would change if we exercised these renewal options and if we entered into additional lease agreements. See Note 12 of Notes to Consolidated Financial Statements for more information.

(c)	Other contractual obligations consist primarily of payments required under our marketing agreement with David’s Bridal, Inc.

(d)	Excluded from the table is $9.2 million, which includes $1.7 million in interest, related to unrecognized tax benefits recorded pursuant to Financial Accounting Standards Board No. 48 “Accounting for Uncertainty in Income Taxes.” Refer to Note 5 of Notes to Consolidated Financial Statements for more information.

(e)	On February 23, 2009, we entered into a 15 year lease for a facility in Bakersfield, California which will be used for the relocation of the distribution facility located on premises acquired by the State of California pursuant to eminent domain in 2008. Minimum future rentals payments under this lease, which are excluded from the table above, are approximately $0.6 million for each of the fiscal years 2009, 2010, 2011, 2012, 2013 and approximately $7.0 million thereafter.
     In the normal course of business, we issue purchase orders to vendors/suppliers for merchandise. The purchase orders represent executory contracts requiring performance by the vendors/suppliers, including the delivery of the merchandise prior to a specified cancellation date and compliance with product specifications, quality standards and other requirements. In the event of the vendor’s failure to meet the agreed upon terms and conditions, we may cancel the order.

Off-Balance Sheet Arrangements
     Other than the noncancelable operating leases, other contractual obligations and letters of credit discussed above, the Company does not have any off-balance sheet arrangements that are material to its financial position or results of operations.
Inflation
     The Company believes the impact of inflation on the results of operations during the periods presented has been minimal. However, there can be no assurance that the Company’s business will not be affected by inflation in the future.
Critical Accounting Policies and Estimates
     The preparation of our consolidated financial statements requires the appropriate application of accounting policies in accordance with generally accepted accounting principles. In many instances, this also requires management to make estimates and assumptions about future events that affect the amounts and disclosures included in our financial statements. We base our estimates on historical experience and various assumptions that we believe are reasonable under our current business model. However, because future events and conditions and their effects cannot be determined with certainty, actual results will differ from our estimates and such differences could be material to our financial statements.
     Our accounting policies are described in Note 1 of Notes to Consolidated Financial Statements. We consistently apply these policies and periodically evaluate the reasonableness of our estimates in light of actual events. Historically, we have found our accounting policies to be appropriate and our estimates and assumptions reasonable. Our critical accounting policies, which are those most significant to the presentation of our financial position and results of operations and those that require significant judgment or complex estimates by management, are discussed below.
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
     In accordance with the Emerging Issues Task Force Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”, we present all non-income government-assessed taxes (sales, use and value added taxes) collected from our customers and remitted to governmental agencies on a net basis (excluded from net sales) in our consolidated financial statements. The government-assessed taxes are recorded in accrued expenses and other current liabilities until they are remitted to the government agency.

     Inventories — Our inventory is carried at the lower of cost or market. Cost is determined on the average cost method for approximately 74% of our inventory and on the retail inventory method for the remaining 26% (primarily K&G inventories). Our inventory cost also includes estimated buying and distribution costs (warehousing, freight, hangers and merchandising costs) associated with the inventory, with the balance of such costs included in cost of sales. We make assumptions, based primarily on historical experience, as to items in our inventory that may be damaged, obsolete or salable only at marked down prices and reduce the cost of inventory to reflect the market value of these items. If actual damages, obsolescence or market demand is significantly different from our estimates, additional inventory write-downs could be required. In addition, buying and distribution costs are allocated to inventory based on the ratio of annual product purchases to inventory cost. If this ratio were to change significantly, it could materially affect the amount of buying and distribution costs included in cost of sales.
     Impairment of Long-Lived Assets — Long-lived assets, such as property and equipment and identifiable intangibles with finite useful lives, are periodically evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the asset carrying amount exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset. Fair value is generally determined by discounting the estimated future cash flows associated with the asset. Estimating future cash flows requires management to make assumptions and to apply judgment, including forecasting future sales, costs and useful lives of assets. Significant judgment is also involved in selecting the appropriate discount rate to be applied in determining the estimated fair value of an asset. Changes to our key assumptions related to store performance, market conditions and other economic factors could result in future impairment charges. For example, unanticipated adverse market conditions could cause individual stores to become unprofitable and could result in an impairment charge for the property and equipment assets in those stores. During fiscal 2008, we recognized non-cash asset impairment charges of $1.8 million related mainly to store leasehold improvement assets for two stores still in operation. No impairment charges were recorded in fiscal 2007 or 2006.
     Goodwill and Other Intangible Assets — Goodwill and other intangible assets are initially recorded at their fair values. Trademarks, tradenames and other identifiable intangible assets with finite useful lives are amortized to expense over their estimated useful lives of 2 to 17 years using the straight-line method and are periodically evaluated for impairment as discussed in the “Impairment of Long-Lived Assets” section above.
     Goodwill, which totaled $57.6 million at January 31, 2009, represents the excess cost of businesses acquired over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in prior business combinations. Goodwill is not amortized but is evaluated annually as of our fiscal year end for impairment. A more frequent evaluation is performed if events or circumstances indicate that impairment could have occurred. Such events or circumstances could include, but are not limited to, significant negative industry or economic trends, unanticipated changes in the competitive environment, decisions to significantly modify or dispose of operations and a significant sustained decline in the market price of our stock.
     For purposes of our impairment evaluation, the reporting units are our operating brands identified in Note 11 to the consolidated financial statements. Goodwill has been assigned to the reporting units based on prior business combinations related to the brands. The goodwill impairment evaluation is performed in two steps. The first step is intended to determine if potential impairment exists and is performed by comparing each reporting unit’s fair value to its carrying value, including goodwill. If the carrying value of a reporting unit exceeds its estimated fair value, goodwill is considered potentially impaired and we must complete the second step of the testing to determine the amount of any impairment. The second step requires an allocation of the reporting unit’s first step estimated fair value to the individual assets and liabilities of the reporting unit in the same manner as if the reporting unit was being acquired in a business combination. Any excess of the estimated fair value over the amounts allocated to the individual assets and liabilities represents the implied fair value of goodwill for the reporting unit. If the implied fair value of goodwill is less than the recorded goodwill, we would recognize an impairment charge for the difference.
     In our step one process, we estimate the fair value of our reporting units using a combined income and market comparable approach. Our income approach uses projected future cash flows that are discounted using a weighted-average cost of capital analysis that reflects current market conditions. The market comparable approach primarily considers market price multiples of comparable companies and applies those price multiples to certain key drivers of the reporting unit. We engage an independent valuation firm to assist us in estimating the fair value of our reporting units.

     Management judgment is a significant factor in the goodwill impairment evaluation process. The computations require management to make estimates and assumptions. Critical assumptions that are used as part of these evaluations include:
•	The potential future cash flows of the reporting unit. The income approach relies on the timing and estimates of future cash flows. The projections use management’s estimates of economic and market conditions over the projected period, including growth rates in revenue, gross margin and expense. The cash flows are based on the Company’s most recent forecast and business plans and various growth rates have been assumed for years beyond the current business plan period. We believe that the assumptions and rates used in our 2008 impairment evaluation are reasonable; however, variations in the assumptions and rates could result in significantly different estimates of fair value.

•	Selection of an appropriate discount rate. The income approach requires the selection of an appropriate discount rate, which is based on a weighted average cost of capital analysis. The discount rate is affected by changes in short-term interest rates and long-term yield as well as variances in the typical capital structure of marketplace participants. Given the current volatile economic conditions, it is possible that the discount rate will fluctuate in the near term. The weighted average cost of capital used to discount the cash flows ranged from 12.0% to 13.0% for the 2008 analysis.

•	Selection of comparable companies within the industry. For purposes of the market comparable approach, valuations were determined by calculating average price multiples of relevant key drivers from a group of companies that are comparable to the reporting units being analyzed and applying those price multiples to the key drivers of the reporting unit. While the market price multiple is not an assumption, a presumption that it provides an indicator of the value of the reporting unit is inherent in the valuation. The determination of the market comparable also involves a degree of judgment. Earnings multiples of 4.0 to 5.0 were used for the 2008 analysis.
     As discussed above, the fair values of reporting units in 2008 were determined using a combined income and market comparable approach. We believe these two approaches are appropriate valuation techniques and we generally weight the two values equally as an estimate of reporting unit fair value for the purposes of our impairment testing. However, we may weigh one value more heavily than the other when conditions merit doing so. The fair value derived from the weighting of these two methods provided appropriate valuations that, in aggregate, reasonably reconciled to our market capitalization, taking into account observable control premiums. Therefore, we used the valuations in evaluating goodwill for possible impairment and determined that none of our goodwill was impaired.
     We also performed a sensitivity analysis on our estimated fair values which were determined using a combined income and market comparable approach. A key assumption for the income approach involves selection of the discount rate, which ranged from 12.0% to 13.0% for the 2008 analysis as discussed above. We noted that an increase in the weighted average cost of capital of approximately 700 basis points for Twin Hill, 500 basis points for MW Cleaners, 300 basis points for Men’s Wearhouse and Moores and 200 basis points for K&G would result in an estimate of fair value using the income approach of less than the carrying value.
     The goodwill impairment evaluation process requires management to make estimates and assumptions with regard to the fair value of the reporting units. Actual values may differ significantly from these judgments, particularly if there are significant adverse changes in the operating environment for our reporting units. Sustained declines in the Company’s market capitalization could also increase the risk of goodwill impairment. Such occurrences could result in future goodwill impairment charges that would, in turn, negatively impact the Company’s results of operations; however, any such goodwill impairments would be non-cash charges that would not affect our cash flows or compliance with our current debt covenants.
     No impairment was identified in fiscal 2008, 2007 or 2006.

     Tuxedo Rental Product — The cost of our tuxedo rental product is amortized to cost of sales based on the cost of each unit rented, which is estimated based on the number of times the unit is expected to be rented and the average cost of the rental product. Lost, damaged and retired rental product is also charged to cost of sales. Tuxedo rental product is amortized to expense generally over a two to three year period. We make assumptions, based primarily on historical experience and information obtained from tuxedo rental industry sources, as to the number of times each unit can be rented. If the actual number of times a unit can be rented were to vary significantly from our estimates, it could materially affect the amount of tuxedo rental product amortization included in cost of sales.
     Self-Insurance — We self-insure significant portions of our workers’ compensation and employee medical costs. We estimate our liability for future payments under these programs based on historical experience and various assumptions as to participating employees, health care costs, number of claims and other factors, including industry trends and information provided to us by our insurance broker. We also use actuarial estimates. If the number of claims or the costs associated with those claims were to increase significantly over our estimates, additional charges to earnings could be necessary to cover required payments.
     Income Taxes — Significant judgment is required in determining the provision for income taxes and the related taxes payable and deferred tax assets and liabilities since, in the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. Additionally, our tax returns are subject to audit by various domestic and foreign tax authorities that could result in material adjustments or differing interpretations of the tax laws. Although we believe that our estimates are reasonable and are based on the best available information at the time we prepare the provision, actual results could differ from these estimates resulting in a final tax outcome that may be materially different from that which is reflected in our consolidated financial statements.
     Operating Leases — Our operating leases primarily relate to stores and generally contain rent escalation clauses, rent holidays, contingent rent provisions and occasionally leasehold incentives. We recognize rent expense for operating leases on a straight-line basis over the term of the lease, which is generally five to ten years based on the initial lease term plus first renewal option periods that are reasonably assured. Rent expense for stores is included in cost of sales as a part of occupancy cost and other rent is included in selling, general and administrative expenses. The lease terms commence when we take possession with the right to control use of the leased premises and, for stores, is generally 60 days prior to the date rent payments begin. Rental costs associated with ground or building operating leases that are incurred during a construction period are recognized as rental expense. Deferred rent that results from recognition of rent on a straight-line basis is included in other liabilities. Landlord incentives received for reimbursement of leasehold improvements are recorded as deferred rent and amortized as a reduction to rent expense over the term of the lease. Contingent rentals are generally based on percentages of sales and are recognized as store rent expense as they accrue.
Impact of Recently Issued Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP) SFAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which removes certain leasing transactions from the scope of SFAS 157, and FSP SFAS 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of SFAS 157 for one year for certain non-financial assets and liabilities. In October 2008, the FASB also issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. On February 3, 2008, we adopted without material impact to our financial position, results of operations or cash flows the provisions of SFAS 157 related to financial assets and liabilities measured at fair value on a recurring basis. Beginning February 1, 2009, we will adopt the provisions for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis, which include those measured at fair value in goodwill impairment testing, indefinite-lived intangible assets measured at fair value for impairment assessment, non-financial long-lived assets measured at fair value for impairment assessment, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination. We do not expect the provisions of SFAS 157 related to these items to have a material impact on our financial position, results of operations or cash flows.

     Refer to Note 9 of Notes to Consolidated Financial Statements for SFAS 157 fair value measurement disclosures.
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
     In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period earnings per share data presented shall be adjusted retrospectively. Early application of this FSP is prohibited. We are currently evaluating the effect of the retrospective application of the adoption of this FSP on our prior period earnings per share calculations.
     In June 2008, the EITF reached a consensus on Issue No. 08-3, “Accounting by Lessees for Maintenance Deposits” (“EITF 08-3”). Effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, EITF 08-3 concluded that all maintenance deposits within its scope should be accounted for as a deposit and expensed or capitalized in accordance with the lessee’s maintenance accounting policy. We do not expect that the adoption of EITF 08-3 will have a material impact on our financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
     Interest Rate Risk
     We are also subject to market risk as a result of the outstanding balance of $25.0 million under our revolving credit facility and the outstanding balance of US$37.9 million under our Canadian term loan at January 31, 2009, both of which bear a variable interest rate (see Note 4 of Notes to Consolidated Financial Statements). An increase in market interest rates would increase our interest expense and our cash requirements for interest payments. For example, an average increase of 0.5% in the variable interest rate would increase our interest expense and payments by approximately $0.3 million.
     We also have exposure to market rate risk for changes in interest rates as those rates relate to our investment portfolio. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. As of January 31, 2009, we have highly liquid investments classified as cash equivalents and short-term investments in our consolidated balance sheet. Future investment income earned on our cash equivalents and short-term investments will fluctuate in line with short-term interest rates.

     ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
The Men’s Wearhouse, Inc.
Houston, Texas
We have audited the accompanying consolidated balance sheets of The Men’s Wearhouse, Inc. and subsidiaries (the “Company”) as of January 31, 2009 and February 2, 2008, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended January 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Men’s Wearhouse, Inc. and subsidiaries as of January 31, 2009 and February 2, 2008, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 1, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.
           /s/ DELOITTE & TOUCHE LLP
Houston, Texas
April 1, 2009

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except shares)

	January 31,	February 2,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$87,412	$39,446
Short-term investments	17,121	59,921
Accounts receivable, net	16,315	18,144
Inventories	440,099	492,423
Other current assets	70,668	61,061

Total current assets	631,615	670,995

PROPERTY AND EQUIPMENT, AT COST
Land	12,035	12,424
Buildings	85,843	85,572
Leasehold improvements	374,168	355,159
Furniture, fixtures and equipment	413,935	411,929

	885,981	865,084
Less accumulated depreciation and amortization	(498,509)	(454,917)

Net property and equipment	387,472	410,167

TUXEDO RENTAL PRODUCT, net	96,691	84,089
GOODWILL	57,561	65,309
OTHER ASSETS, net	14,391	25,907

TOTAL	$1,187,730	$1,256,467

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$108,800	$146,713
Accrued expenses and other current liabilities	111,404	124,952
Income taxes payable	19	5,590

Total current liabilities	220,223	277,255

LONG-TERM DEBT	62,916	92,399

DEFERRED TAXES AND OTHER LIABILITIES	62,443	70,876

Total liabilities	345,582	440,530

COMMITMENTS AND CONTINGENCIES (Note 4 and Note 12)

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 70,021,860 and 69,634,101 shares issued	700	696
Capital in excess of par	315,404	305,209
Retained earnings	924,288	880,084
Accumulated other comprehensive income	14,292	43,629

Total	1,254,684	1,229,618

Treasury stock, 18,104,310 and 18,154,660 shares at cost	(412,536)	(413,681)

Total shareholders’ equity	842,148	815,937

TOTAL	$1,187,730	$1,256,467

The accompanying notes are an integral part of these consolidated financial statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
For the Years Ended
January 31, 2009, February 2, 2008 and February 3, 2007
(In thousands, except per share amounts)

	Fiscal Year
	2008	2007	2006
Net sales:
Clothing product	$1,515,704	$1,656,167	$1,641,300
Tuxedo rental services	329,951	325,272	119,487
Alteration and other services	126,763	131,119	121,277

Total net sales	1,972,418	2,112,558	1,882,064

Cost of sales:
Clothing product, including buying and distribution costs	672,629	709,260	742,769
Tuxedo rental services	59,515	61,663	26,236
Alteration and other services	96,165	99,577	88,543
Occupancy costs	293,597	272,001	208,811

Total cost of sales	1,121,906	1,142,501	1,066,359

Gross margin	850,512	970,057	815,705

Selling, general and administrative expenses	760,041	741,405	591,767

Operating income	90,471	228,652	223,938

Interest income	2,592	5,987	9,786
Interest expense	(4,300)	(5,046)	(9,216)

Earnings before income taxes	88,763	229,593	224,508

Provision for income taxes	29,919	82,552	75,933

Net earnings	$58,844	$147,041	$148,575

Net earnings per share:
Basic	$1.14	$2.76	$2.80

Diluted	$1.13	$2.73	$2.71

Weighted average common shares outstanding:
Basic	51,645	53,258	53,111

Diluted	51,944	53,890	54,749

The accompanying notes are an integral part of these consolidated financial statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands, except shares)

				Accumulated
		Capital		Other
	Common	in Excess	Retained	Comprehensive	Treasury
	Stock	of Par	Earnings	Income	Stock	Total
BALANCE —January 28, 2006	$671	$255,214	$614,680	$26,878	$(269,910)	$627,533
Comprehensive income:
Net earnings	—	—	148,575	—	—	148,575
Translation adjustment	—	—	—	(3,401)	—	(3,401)
Change in derivative fair value	—	—	—	19	—	19

Total comprehensive income						145,193
Cash dividends paid — $0.20 per share	—	—	(8,177)	—	—	(8,177)
Cash dividends declared — $0.05 per share	—	—	(2,717)	—	—	(2,717)
Share-based compensation	—	6,965	—	—	—	6,965
Conversion of debt to common stock — 1,222,364 shares	12	(12)	—	—	—	—
Common stock issued to stock discount plan — 62,543 shares	1	1,728	—	—	—	1,729
Common stock issued upon exercise of stock options — 573,689 shares	6	9,088	—	—	—	9,094
Common stock issued pursuant to restricted stock and deferred stock unit awards — 57,821 shares	1	(1)	—	—	—	—
Tax payments related to vested deferred stock units	—	(677)	—	—	—	(677)
Tax benefit related to share-based plans	—	4,800	—	—	—	4,800
Tax benefit related to conversion of debt to common stock	—	8,318	—	—	—	8,318
Treasury stock issued to profit sharing plan - 68,564 shares	—	697	—	—	1,303	2,000

Treasury stock purchased — 1,134,000 shares	—	—	—	—	(40,289)	(40,289)

BALANCE — February 3, 2007	$691	$286,120	$752,361	$23,496	$(308,896)	$753,772
Cumulative effect upon adoption of FIN 48	—	—	(1,060)	—	—	(1,060)
Cumulative effect upon adoption of EITF 06-02	—	—	(4,998)	—	—	(4,998)
Comprehensive income:
Net earnings	—	—	147,041	—	—	147,041
Translation adjustment	—	—	—	20,133	—	20,133

Total comprehensive income						167,174
Cash dividends paid — $0.23 per share	—	—	(9,635)	—	—	(9,635)
Cash dividends declared — $0.07 per share	—	—	(3,625)	—	—	(3,625)
Share-based compensation	—	8,466	—	—	—	8,466
Common stock issued to stock discount plan — 66,764 shares	1	2,191	—	—	—	2,192
Common stock issued upon exercise of stock options — 317,813 shares	3	4,933	—	—	—	4,936
Common stock issued pursuant to restricted stock and deferred stock unit awards — 111,643 shares	1	(1)	—	—	—	—
Tax payments related to vested deferred stock units	—	(1,842)	—	—	—	(1,842)
Tax benefit related to share-based plans	—	4,164	—	—	—	4,164
Treasury stock issued to profit sharing plan — 65,207 shares	—	1,178	—	—	1,322	2,500

Treasury stock purchased — 2,985,190 shares	—	—	—	—	(106,107)	(106,107)

BALANCE — February 2, 2008	$696	$305,209	$880,084	$43,629	$(413,681)	$815,937
Comprehensive income:
Net earnings	—	—	58,844	—	—	58,844
Translation adjustment	—	—	—	(29,337)	—	(29,337)

Total comprehensive income						29,507
Cash dividends paid — $0.28 per share	—	—	(10,975)	—	—	(10,975)
Cash dividends declared — $0.07 per share	—	—	(3,665)	—	—	(3,665)
Share-based compensation	—	9,797	—	—	—	9,797
Common stock issued to stock discount plan — 147,991 shares	1	2,127	—	—	—	2,128
Common stock issued upon exercise of stock options — 52,922 shares	1	724	—	—	—	725
Common stock issued pursuant to restricted stock and deferred stock unit awards — 209,206 shares	2	(2)	—	—	—	—
Tax payments related to vested deferred stock units	—	(1,399)	—	—	—	(1,399)
Tax deficiency related to share-based plans	—	(751)	—	—	—	(751)
Treasury stock issued to profit sharing plan - 57,078 shares	—	(301)	—	—	1,301	1,000

Treasury stock purchased — 6,728 shares	—	—	—	—	(156)	(156)

BALANCE — January 31, 2009	$700	$315,404	$924,288	$14,292	$(412,536)	$842,148

The accompanying notes are an integral part of these consolidated financial statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended
January 31, 2009, February 2, 2008 and February 3, 2007
(In thousands)

	Fiscal Year
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings	$58,844	$147,041	$148,575
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	90,665	80,296	61,387
Tuxedo rental product amortization	38,180	42,067	16,858
Loss on disposition of assets	73	53	1,365
Gain on sale of certain distribution facility assets	(8,818)	—	—
Asset impairment charges	1,812	—	—
Write-off of deferred financing costs	—	—	1,263
Deferred rent expense	808	3,562	2,021
Share-based compensation	9,797	8,466	6,965
Deferred tax provision (benefit)	8,270	2,992	(1,470)
Decrease (increase) in accounts receivable	1,513	3,575	(223)
Decrease (increase) in inventories	40,224	(25,446)	(33,844)
Increase in tuxedo rental product	(54,414)	(34,826)	(22,346)
Decrease (increase) in other assets	3,802	(4,865)	(3,374)
Decrease in accounts payable, accrued expenses and other current liabilities	(34,535)	(17,179)	(18,112)
Increase (decrease) in income taxes payable	(25,307)	(10,950)	448
Increase (decrease) in other liabilities	(1,424)	10,091	1,281

Net cash provided by operating activities	129,490	204,877	160,794

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(88,225)	(126,076)	(72,904)
Proceeds from sale of certain distribution facility assets	9,588	—	—
Net assets acquired, net of cash	—	(68,232)	—
Purchases of available-for-sale investments	(17,121)	(337,401)	(279,120)
Proceeds from sales of available-for-sale investments	59,921	277,480	341,895
Other investing activities	811	(40)	(1,506)

Net cash used in investing activities	(35,026)	(254,269)	(11,635)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,853	7,128	10,823
Proceeds from revolving credit facility	150,600	30,500	—
Payments on revolving credit facility	(130,975)	(25,125)	—
Payments on Canadian term loan	(31,880)	—	—
Principal payments on convertible debt	—	—	(130,000)
Deferred financing costs	—	—	(330)
Cash dividends paid	(14,600)	(12,353)	(10,830)
Tax payments related to vested deferred stock units	(1,399)	(1,842)	(677)
Excess tax benefits from share-based compensation	138	3,385	3,059
Purchase of treasury stock	(156)	(106,107)	(40,289)

Net cash used in financing activities	(25,419)	(104,414)	(168,244)

Effect of exchange rate changes	(21,079)	13,558	(1,447)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	47,966	(140,248)	(20,532)

Balance at beginning of period	39,446	179,694	200,226

Balance at end of period	$87,412	$39,446	$179,694

The accompanying notes are an integral part of these consolidated financial statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Years Ended
January 31, 2009, February 2, 2008 and February 3, 2007
(In thousands)

	Fiscal Year
	2008	2007	2006
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$4,189	$4,918	$8,117

Income taxes	$48,862	$87,218	$75,501

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Additional capital in excess of par resulting from tax benefit (deficiency) related to share-based plans	$(751)	$4,164	$4,800

Additional capital in excess of par resulting from tax benefit related to conversion of debt to common stock	$—	$—	$8,318

Treasury stock contributed to employee stock plan	$1,000	$2,500	$2,000

     We had cash dividends declared of $3.7 million, $3.6 million and $2.7 million in fiscal 2008, 2007 and 2006, respectively. We had capital expenditure purchases accrued in accounts payable and accrued expenses and other current liabilities of approximately $4.4 million, $15.2 million and $10.2 million in fiscal 2008, 2007 and 2006, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended
January 31, 2009, February 2, 2008 and February 3, 2007
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Organization and Business — The Men’s Wearhouse, Inc. and its subsidiaries (the “Company”) is a specialty retailer of menswear, including tuxedo rental and alteration services. We operate throughout the United States primarily under the brand names of Men’s Wearhouse, Men’s Wearhouse and Tux (formerly MW Tux) and K&G and under the brand name of Moores in Canada. We follow the standard fiscal year of the retail industry, which is a 52-week or 53-week period ending on the Saturday closest to January 31. Fiscal year 2008 ended on January 31, 2009, fiscal year 2007 ended on February 2, 2008 and fiscal year 2006 ended on February 3, 2007. Fiscal years 2008 and 2007 included 52 weeks and fiscal year 2006 included 53 weeks.
     On April 9, 2007, we acquired all of the outstanding stock of After Hours Formalwear, Inc. (“After Hours”), a men’s formalwear rental chain operating in the United States. As a result of the acquisition, the consolidated statement of earnings and consolidated statement of cash flows for the year ended February 2, 2008 include the results of operations and cash flows, respectively, of After Hours beginning April 10, 2007. In addition, the consolidated balance sheet as of February 2, 2008 includes estimates of the fair values of the assets acquired and liabilities assumed from After Hours as of the acquisition date. During the first quarter of 2008, we completed our assessment and purchase price allocation of the fair values of the acquired After Hours assets and liabilities assumed. Refer to Note 2 for additional discussion of the After Hours acquisition.
     In January 2009, we received cash proceeds of approximately $9.6 million from the State of California (the “State”) for certain property being acquired by the State pursuant to eminent domain. We recognized a pretax gain of $8.8 million from this transaction. The property acquired by the State is primarily machinery, equipment and leasehold improvements at the site of our Arleta, California distribution facility. Through an arrangement with the State, we plan to continue to occupy and operate this facility until November 30, 2009, at which time we will relocate to a recently leased location in Bakersfield, California. The gain is included in “Selling, general and administrative expenses” in the consolidated statement of earnings for the period ended January 31, 2009.
     Principles of Consolidation — The consolidated financial statements include the accounts of The Men’s Wearhouse, Inc. and its subsidiaries. Intercompany accounts and transactions have been eliminated in the consolidated financial statements.
     Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our most significant estimates and assumptions, as discussed in “Management’s Discussion and Analysis — Critical Accounting Policies and Estimates” included herein, are those relating to revenue recognition, inventories and long-lived assets, including goodwill, amortization of the cost of our tuxedo rental product, our estimated liabilities for self-insured portions of our workers’ compensation and employee health benefit costs, our estimates relating to income taxes and our operating lease accounting.
     Cash and Cash Equivalents — Cash and cash equivalents includes all cash in banks, cash on hand and all highly liquid investments with an original maturity of three months or less. As a substantial portion of our cash and investments, which are primarily U.S. treasuries and guaranteed investment certificates, is held by four financial institutions (two U.S. and two Canadian), we are exposed to risk of loss in the event of failure of any of these parties. However, due to the creditworthiness of these financial institutions, we anticipate full performance and access to our deposits and liquid investments.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Short-term Investments — Short-term investments at January 31, 2009 consist of highly liquid cashable guaranteed investment certificates with original maturities of more than three months, but less than one year. Cashable guaranteed investment certificates are one year investments that can be liquidated any time after a 30 day holding period from the date of purchase without penalty. Guaranteed investment certificates are invested with various Canadian banks. In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), these short-term investments are classified as available-for-sale and are carried at cost or par value which approximates the fair market value, with interest on these securities included in interest income.
     Short-term investments at February 2, 2008 consist of commercial paper, which represents funds available for current operations. In accordance with SFAS No. 115, these short-term investments are classified as available-for-sale and are carried at cost, or par value which approximates the fair market value, with interest on these securities included in interest income. These securities had stated original maturities between 91 and 133 days.
     Accounts Receivable — Accounts receivable consists of our receivables from third-party credit card providers and other trade receivables, net of an allowance for uncollectible accounts of $0.2 million and $0.3 million in fiscal 2008 and 2007, respectively. Collectibility is reviewed regularly and the allowance is adjusted as necessary.
     Inventories — Inventories are valued at the lower of cost or market. Cost is determined on the average cost method for approximately 74% of our inventory and on the retail inventory method for the remaining 26% (primarily K&G inventories). Our inventory cost also includes estimated buying and distribution costs (warehousing, freight, hangers and merchandising costs) associated with the inventory. Buying and distribution costs are allocated to inventory based on the ratio of annual product purchases to inventory cost. We make assumptions, based primarily on historical experience, as to items in our inventory that may be damaged, obsolete or salable only at marked down prices and reduce the cost of inventory to reflect the market value of these items.
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
     Depreciation expense was $88.1 million, $78.0 million and $60.5 million for fiscal 2008, 2007 and 2006, respectively.
     Tuxedo Rental Product — Tuxedo rental product is amortized to cost of sales based on the cost of each unit rented. The cost of each unit rented is estimated based on the number of times the unit is expected to be rented and the average cost of the rental product. Lost, damaged and retired rental product is also charged to cost of sales. Tuxedo rental product is amortized to expense generally over a two to three year period. We make assumptions, based primarily on historical experience and information obtained from tuxedo rental industry sources, as to the number of times each unit can be rented. Amortization expense was $38.2 million, $42.1 million and $16.9 million for fiscal 2008, 2007 and 2006, respectively.
     Impairment of Long-Lived Assets — Long-lived assets, such as property and equipment and identifiable intangibles with finite useful lives, are periodically evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the asset carrying amount exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset. Fair value is generally determined by discounting the estimated future cash flows associated with the asset. Estimating future cash flows requires management to make assumptions and to apply judgment, including forecasting future sales, costs and useful lives of assets. Significant judgment is also involved in selecting the appropriate discount rate to be applied in determining the estimated fair value of an asset. Changes to our key assumptions related to store performance, market conditions and

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
other economic factors could result in future impairment charges. For example, unanticipated adverse market conditions could cause individual stores to become unprofitable and could result in an impairment charge for the property and equipment assets in those stores. During fiscal 2008, we recognized non-cash asset impairment charges of $1.8 million related mainly to store leasehold improvement assets for two stores still in operation. The $1.8 million impairment charge is included within “Selling, general and administrative expenses” in the consolidated statement of earnings for the period ended January 31, 2009. No impairment charges were recorded in fiscal 2007 or 2006.
     Goodwill and Other Intangible Assets — Goodwill and other intangible assets are initially recorded at their fair values. Trademarks, tradenames and other identifiable intangible assets with finite useful lives are amortized to expense over their estimated useful lives of 2 to 17 years using the straight-line method and are periodically evaluated for impairment as discussed in the “Impairment of Long-Lived Assets” section above.
     Goodwill, which totaled $57.6 million at January 31, 2009, represents the excess cost of businesses acquired over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in prior business combinations. Goodwill is not amortized but is evaluated annually as of our fiscal year end for impairment. A more frequent evaluation is performed if events or circumstances indicate that impairment could have occurred. Such events or circumstances could include, but are not limited to, significant negative industry or economic trends, unanticipated changes in the competitive environment, decisions to significantly modify or dispose of operations and a significant sustained decline in the market price of our stock.
     For purposes of our impairment evaluation, the reporting units are our operating brands identified in Note 11. Goodwill has been assigned to the reporting units based on prior business combinations related to the brands. The goodwill impairment evaluation is performed in two steps. The first step is intended to determine if potential impairment exists and is performed by comparing each reporting unit’s fair value to its carrying value, including goodwill. If the carrying value of a reporting unit exceeds its estimated fair value, goodwill is considered potentially impaired and we must complete the second step of the testing to determine the amount of any impairment. The second step requires an allocation of the reporting unit’s first step estimated fair value to the individual assets and liabilities of the reporting unit in the same manner as if the reporting unit was being acquired in a business combination. Any excess of the estimated fair value over the amounts allocated to the individual assets and liabilities represents the implied fair value of goodwill for the reporting unit. If the implied fair value of goodwill is less than the recorded goodwill, we would recognize an impairment charge for the difference.
     In our step one process, we estimate the fair value of our reporting units using a combined income and market comparable approach. Our income approach uses projected future cash flows that are discounted using a weighted-average cost of capital analysis that reflects current market conditions. The market comparable approach primarily considers market price multiples of comparable companies and applies those price multiples to certain key drivers of the reporting unit. We engage an independent valuation firm to assist us in estimating the fair value of our reporting units.
     Management judgment is a significant factor in the goodwill impairment evaluation process. The computations require management to make estimates and assumptions. Critical assumptions that are used as part of these evaluations include:
•	The potential future cash flows of the reporting unit. The income approach relies on the timing and estimates of future cash flows. The projections use management’s estimates of economic and market conditions over the projected period, including growth rates in revenue, gross margin and expense. The cash flows are based on the Company’s most recent forecast and business plans and various growth rates have been assumed for years beyond the current business plan period. We believe that the assumptions and rates used in our 2008 impairment evaluation are reasonable; however, variations in the assumptions and rates could result in significantly different estimates of fair value.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
•	Selection of an appropriate discount rate. The income approach requires the selection of an appropriate discount rate, which is based on a weighted average cost of capital analysis. The discount rate is affected by changes in short-term interest rates and long-term yield as well as variances in the typical capital structure of marketplace participants. Given the current volatile economic conditions, it is possible that the discount rate will fluctuate in the near term. The weighted average cost of capital used to discount the cash flows ranged from 12.0% to 13.0% for the 2008 analysis.

•	Selection of comparable companies within the industry. For purposes of the market comparable approach, valuations were determined by calculating average price multiples of relevant key drivers from a group of companies that are comparable to the reporting units being analyzed and applying those price multiples to the key drivers of the reporting unit. While the market price multiple is not an assumption, a presumption that it provides an indicator of the value of the reporting unit is inherent in the valuation. The determination of the market comparable also involves a degree of judgment. Earnings multiples of 4.0 to 5.0 were used for the 2008 analysis.
     As discussed above, the fair values of reporting units in 2008 were determined using a combined income and market comparable approach. We believe these two approaches are appropriate valuation techniques and we generally weight the two values equally as an estimate of reporting unit fair value for the purposes of our impairment testing. However, we may weigh one value more heavily than the other when conditions merit doing so. The fair value derived from the weighting of these two methods provided appropriate valuations that, in aggregate, reasonably reconciled to our market capitalization, taking into account observable control premiums.
     The goodwill impairment evaluation process requires management to make estimates and assumptions with regard to the fair value of the reporting units. Actual values may differ significantly from these judgments, particularly if there are significant adverse changes in the operating environment for our reporting units. Sustained declines in the Company’s market capitalization could also increase the risk of goodwill impairment. Such occurrences could result in future goodwill impairment charges that would, in turn, negatively impact the Company’s results of operations; however, any such goodwill impairments would be non-cash charges that would not affect our cash flows or compliance with our current debt covenants.
     No impairment was identified in fiscal 2008, 2007 or 2006.
     Fair Value of Financial Instruments — As of January 31, 2009 and February 2, 2008, management estimates that the fair value of cash and cash equivalents, receivables, accounts payable, accrued expenses, other current liabilities and long-term debt are carried at amounts that reasonably approximate their fair value.
     Refer to “Recently Issued Accounting Pronouncements” included within this Note 1 for information regarding Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”.
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
     In accordance with the Emerging Issues Task Force (“EITF”) Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”), we present all non-income government-assessed taxes (sales, use and value added taxes) collected from our customers and remitted to governmental agencies on a net basis (excluded from net sales) in our consolidated financial statements. The government-assessed taxes are recorded in accrued expenses and other current liabilities until they are remitted to the government agency.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Loyalty Program — We maintain a customer loyalty program in our Men’s Wearhouse, Men’s Wearhouse and Tux and Moores stores in which customers receive points for purchases. Points are equivalent to dollars spent on a one-to-one basis, excluding any sales tax dollars. Upon reaching 500 points, customers are issued a $50 rewards certificate which they may redeem for purchases at our Men’s Wearhouse, Men’s Wearhouse and Tux or Moores stores. Generally, reward certificates earned must be redeemed no later than six months from the date of issuance. We accrue the estimated costs of the anticipated certificate redemptions when the certificates are issued and charge such costs to cost of goods sold. Redeemed certificates are recorded as markdowns when redeemed and no revenue is recognized for the redeemed certificate amounts. The estimate of costs associated with the loyalty program requires us to make assumptions related to the cost of product or services to be provided to customers when the certificates are redeemed as well as redemption rates.
     Vendor Allowances —Vendor allowances received are recognized as a reduction of the cost of the merchandise purchased.
     Shipping and Handling Costs — All shipping and handling costs for product sold are recognized as cost of goods sold.
     Operating Leases — Operating leases relate primarily to stores and generally contain rent escalation clauses, rent holidays, contingent rent provisions and occasionally leasehold incentives. Rent expense for operating leases is recognized on a straight-line basis over the term of the lease, which is generally five to ten years based on the initial lease term plus first renewal option periods that are reasonably assured. Rent expense for stores is included in cost of sales as a part of occupancy cost and other rent is included in selling general and administrative expenses. The lease terms commence when we take possession with the right to control use of the leased premises and, for stores, is generally 60 days prior to the date rent payments begin. Rental costs associated with ground or building operating leases that are incurred during a construction period are recognized as rental expense. For fiscal 2008, 2007 and 2006, pre-opening rents included in the consolidated statement of earnings were approximately $1.4 million, $2.3 million and $2.2 million, respectively.
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
     Advertising — Advertising costs are expensed as incurred or, in the case of media production costs, when the commercial first airs. Advertising expenses were $77.0 million, $73.8 million and $67.3 million in fiscal 2008, 2007 and 2006, respectively.
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
     Share-Based Compensation — On January 29, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. Accordingly, compensation expense is recognized for share-based payment awards granted subsequent to January 29, 2006, based on the grant-date fair values estimated in accordance with the provisions of SFAS 123R. Compensation expense for share-based payment awards granted prior to, but not yet vested at, January 29, 2006, is recognized ratably over the remaining vesting period based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Also beginning in 2006, in accordance with the provisions of SFAS 123R, compensation expense for our Employee Stock Discount Plan is being recognized.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     We use the Black-Scholes option pricing model to estimate the fair value of share-based awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period. For grants that are subject to graded vesting over a service period, we recognize expense on a straight-line basis over the requisite service period for the entire award.
     Share-based compensation expense recognized under SFAS 123R for fiscal 2008, 2007 and 2006 was $9.8 million, $8.5 million and $7.0 million, respectively. Total income tax benefit recognized in net earnings for share-based compensation arrangements was $3.8 million, $3.2 million and $2.7 million for fiscal 2008, 2007 and 2006, respectively. Refer to Note 7 for additional disclosures regarding share-based compensation.
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
     Segment Information — We consider our business as one operating segment based on the similar economic characteristics of our brands. Revenues of Canadian retail operations were $230.2 million, $249.7 million and $228.5 million for fiscal 2008, 2007 and 2006, respectively. Long-lived assets of our Canadian operations were $71.8 million and $92.0 million as of the end of fiscal 2008 and 2007, respectively.
     Accounting for Sabbatical Leave — In June 2006, the EITF ratified its conclusion on EITF Issue No. 06-02, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, ‘Accounting for Compensated Absences’” (“EITF 06-02”). EITF 06-02 requires that compensation expense associated with a sabbatical leave or other similar benefit arrangement be accrued over the requisite service period during which an employee earns the benefit. We adopted EITF 06-02 at the beginning of fiscal 2007 through a cumulative effect adjustment to retained earnings which resulted in an additional accrued liability of $8.2 million, additional deferred tax assets of $3.2 million and a reduction to retained earnings of $5.0 million. Expense recognized in accordance with EITF 06-02 was $0.5 million and $1.3 million in fiscal 2008 and 2007, respectively.
     Recently Issued Accounting Pronouncements — In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP) SFAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which removes certain leasing transactions from the scope of SFAS 157, and FSP SFAS 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of SFAS 157 for one year for certain nonfinancial assets and liabilities. In October 2008, the FASB also issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. On February 3, 2008, we adopted without material impact to our financial position, results of operations or cash flows the provisions of SFAS 157 related to financial assets and liabilities measured at fair value on a recurring basis. Beginning February 1, 2009, we will adopt the provisions for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis, which include those measured at fair value in goodwill impairment testing, indefinite-lived intangible assets measured at fair value for impairment assessment, non-financial long-lived assets measured at fair value for impairment assessment, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination. We do not expect the provisions of SFAS 157 related to these items to have a material impact on our financial position, results of operations or cash flows.
     Refer to Note 9 for SFAS 157 fair value measurement disclosures.

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
     In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period earnings per share data presented shall be adjusted retrospectively. Early application of this FSP is prohibited. We are currently evaluating the effect of the retrospective application of the adoption of this FSP on our prior period earnings per share calculations.
     In June 2008, the EITF reached a consensus on Issue No. 08-3, “Accounting by Lessees for Maintenance Deposits” (“EITF 08-3”). Effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, EITF 08-3 concluded that all maintenance deposits within its scope should be accounted for as a deposit and expensed or capitalized in accordance with the lessee’s maintenance accounting policy. We do not expect that the adoption of EITF 08-3 will have a material impact on our financial position, results of operations or cash flows.
2. ACQUISITION
     On April 9, 2007, we completed the acquisition of After Hours, a men’s formalwear chain in the United States with 509 stores operating under After Hours Formalwear and Mr. Tux store fronts. As a result of the acquisition of After Hours, the consolidated statement of earnings and consolidated statement of cash flows for the year ended February 2, 2008 include the results of operations and cash flows, respectively, of After Hours beginning April 10, 2007. In addition, the consolidated balance sheet as of February 2, 2008 includes estimates of the fair values of the assets acquired and liabilities assumed as of the acquisition date for After Hours. During the first quarter of 2008, we completed our assessment and purchase price allocation of the fair values of the acquired After Hours assets and liabilities assumed.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company also entered into a marketing agreement with David’s Bridal, Inc., the nation’s largest bridal retailer, in connection with the acquisition. The marketing agreement continues a preferred relationship between David’s Bridal, Inc. and After Hours and extends the preferred relationship to include the tuxedo rental operations of the Men’s Wearhouse stores.
     Under the terms of the stock purchase agreement, we acquired all of the outstanding stock of After Hours from Federated Department Stores, Inc. in exchange for an aggregate purchase price of $100.0 million, adjusted for certain items, primarily customer cash deposits retained by Federated on rentals to be completed after closing. The total net cash consideration paid after these adjustments and other acquisition costs was approximately $69.8 million. The stores were re-branded to MW Tux after the acquisition and, during the first quarter of 2009, will be renamed to Men’s Wearhouse and Tux.
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
     The following pro forma information presents the Company’s net sales, net earnings and earnings per share for fiscal 2006 as if the After Hours acquisition had occurred on January 29, 2006, after giving effect to certain purchase accounting adjustments (in thousands, except per share amounts).

Pro Forma for
Fiscal Year
2006
Total net sales	$2,126,826

Net earnings	$141,338

Net earnings per share:
Basic	$2.66

Diluted	$2.58

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following pro forma information presents the Company’s results of operations for fiscal 2007 as if the After Hours acquisition had occurred on January 29, 2006, after giving effect to certain purchase accounting adjustments (in thousands, except per share amounts).

Pro Forma for
Fiscal Year
2007
Net sales:
Clothing product	$1,659,685
Tuxedo rental services	351,606
Alteration and other services	131,247

Total net sales	2,142,538

Cost of sales:
Clothing product including buying and distribution costs	711,874
Tuxedo rental services	65,904
Alteration and other services	99,577
Occupancy costs	278,395

Total cost of sales	1,155,750

Gross margin	986,788

Selling, general and administrative expenses	771,184

Operating income	215,604

Interest income	5,509
Interest expense	(5,257)

Earnings before income taxes	215,856

Provision for income taxes	77,411

Net earnings	$138,445

Net earnings per share:
Basic	$2.60

Diluted	$2.57

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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. EARNINGS PER SHARE
     Basic earnings per share (“EPS”) is computed using the weighted average number of common shares outstanding during the period and net earnings. Diluted EPS gives effect to the potential dilution which would have occurred if additional shares were issued for stock options exercised under the treasury stock method, as well as the potential dilution that could occur if outstanding contingent convertible debt or other contracts to issue common stock were converted or exercised.
     The following table reconciles basic and diluted weighted average common shares outstanding and the related net earnings per share (in thousands, except per share amounts):

	Fiscal Year
	2008	2007	2006
Net earnings	$58,844	$147,041	$148,575

Basic weighted average common shares outstanding	51,645	53,258	53,111
Effect of dilutive securities:
Convertible notes (Note 4)	—	—	855
Stock options and equity-based compensation	299	632	783

Diluted weighted average common shares outstanding	51,944	53,890	54,749

Net earnings per share:
Basic	$1.14	$2.76	$2.80

Diluted	$1.13	$2.73	$2.71

     There were 1.2 million, 45 thousand and 22 thousand shares of common stock which were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive for fiscal year 2008, 2007 and 2006, respectively.
4. LONG-TERM DEBT
     Our Amended and Restated Credit Agreement (the “Credit Agreement”) with a group of banks, which was last amended on February 2, 2007, provides for a total senior secured revolving credit facility of $200.0 million, which can be expanded to $250.0 million upon additional lender commitments, that matures on February 11, 2012. The Credit Agreement also provided our Canadian subsidiaries with a senior secured term loan used to fund the repatriation of US$74.7 million of Canadian earnings in January 2006 under the American Jobs Creation Act of 2004. The Canadian term loan matures on February 10, 2011. The Credit Agreement is secured by the stock of certain of our subsidiaries. The Credit Agreement has several borrowing and interest rate options including the following indices: (i) an alternate base rate (equal to the greater of the prime rate or the federal funds rate plus 0.5%) or (ii) LIBO rate or (iii) CDO rate. Advances under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin up to 1.125%. The Credit Agreement also provides for fees applicable to unused commitments ranging from 0.100% to 0.175%. As of January 31, 2009, there was $25.0 million outstanding under the revolving credit facility with an effective interest rate of 1.2% and US$37.9 million outstanding under the Canadian term loan with an effective interest rate of 1.9%.
     The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain certain financial ratios. The restrictive provisions in the Credit Agreement reflect an overall covenant structure that is generally representative of a commercial loan made to an investment-grade company. Our debt, however, is not rated, and we have not sought, and are not seeking, a rating of our debt. We were in compliance with the covenants in the Credit Agreement as of January 31, 2009.
     The recent significant disruption to the U.S. and global credit markets has made it difficult for many businesses to obtain financing on acceptable terms. If these adverse market conditions continue or worsen, it may be more difficult for us to renew or increase our credit facility.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     On October 21, 2003, we issued $130.0 million of 3.125% Convertible Senior Notes due 2023 (“Notes”) in a private placement. The Notes were scheduled to mature on October 15, 2023. However, we had the right to redeem the Notes between October 20, 2006 and October 19, 2008 if the price of our common stock reached certain levels. We exercised this right and called the Notes for redemption on December 15, 2006.
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
     We utilize letters of credit primarily to secure inventory purchases. At January 31, 2009, letters of credit totaling approximately $14.4 million were issued and outstanding.
5. INCOME TAXES
     The provision for income taxes consists of the following (in thousands):

	Fiscal Year
	2008	2007	2006
Current tax expense:
Federal	$11,709	$56,531	$61,487
State	1,844	5,570	5,447
Foreign	8,096	17,459	10,469
Deferred tax expense (benefit):
Federal and state	5,689	4,479	(1,804)
Foreign	2,581	(1,487)	334

Total	$29,919	$82,552	$75,933

     No provision for U.S. income taxes or Canadian withholding taxes has been made on the cumulative undistributed earnings of Moores (approximately $136.0 million at January 31, 2009). The potential deferred tax liability associated with these earnings, net of foreign tax credits associated with the earnings, is estimated to be $10.6 million.
     A reconciliation of the statutory federal income tax rate to our effective tax rate is as follows:

	Fiscal Year
	2008	2007	2006
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.3	2.6	2.7
Reversal of tax accruals	(4.4)	(1.1)	(2.3)
Foreign tax rate differential and other	0.8	(0.5)	(1.6)

	33.7%	36.0%	33.8%

     At January 31, 2009, we had net deferred tax assets of $10.1 million with $11.8 million classified as other current assets, $1.0 million classified as other non-current assets and $2.7 million classified as other non-current liabilities. At February 2, 2008, we had net deferred tax assets of $21.2 million with $16.4 million classified as other current assets, $8.8 million classified as other non-current assets and $4.0 million classified as other non-current liabilities.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Total deferred tax assets and liabilities and the related temporary differences as of January 31, 2009 and February 2, 2008 were as follows (in thousands):

	January 31,	February 2,
	2009	2008
Deferred tax assets:
Accrued rent and other expenses	$30,143	$31,062
Accrued compensation	10,934	12,094
Accrued inventory markdowns	1,807	1,703
Deferred intercompany profits	2,004	5,955
Tax loss and other carryforwards	9,542	280

	54,430	51,094

Deferred tax liabilities:
Capitalized inventory costs	(8,802)	(9,363)
Property and equipment	(30,564)	(14,576)
Intangibles	(4,748)	(5,666)
Other	(183)	(249)

	(44,297)	(29,854)

Net deferred tax assets	$10,133	$21,240

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
     In accordance with FIN 48, we classify uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year and recognize interest and/or penalties related to income tax matters in income tax expense. As of January 31, 2009 and February 2, 2008, the total amount of accrued interest related to uncertain tax positions was $1.7 million and $3.3 million, respectively.
     The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

Gross unrecognized tax benefits as of February 2, 2008	$11,677
Increase in tax positions for prior years	144
Decrease in tax positions for prior years	(855)
Increase in tax positions for current year	1,080
Decrease in tax positions for current year	—
Settlements	(2,999)
Lapse from statute of limitations	(1,559)

Gross unrecognized tax benefits as of January 31, 2009	$7,488

     Of the $7.5 million in unrecognized tax benefits as of January 31, 2009, $5.0 million, if recognized, would reduce our income tax expense and effective tax rate.
     The 2006 income tax provision includes a $5.2 million reduction of previously recorded tax accruals due to favorable developments associated with certain tax audits.
     Tax years 2004 through 2008 are open to examination by various tax jurisdictions. Our major tax jurisdictions are the United States and Canada. We are currently under examination by the Canada Revenue Agency for the 2003 through 2007 tax years. In addition, a number of state and provincial examinations are ongoing. As of January 31, 2009, we cannot reasonably determine the timing or outcomes of these examinations.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     At January 31, 2009 and February 2, 2008, we had $18.2 million and $12.2 million, respectively of federal and state operating loss (“NOL”) carryforwards. It is more likely than not that we can fully realize the NOL in future years. The NOL will begin to expire in tax year 2027.
6. OTHER CURRENT ASSETS, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES AND DEFERRED TAXES AND OTHER LIABILITIES
     Other current assets consist of the following (in thousands):

	January 31,	February 2,
	2009	2008
Current deferred tax asset and tax receivable	$36,147	$23,128
Prepaid expenses	26,603	27,179
Other	7,918	10,754

Total	$70,668	$61,061

     Accrued expenses and other current liabilities consist of the following (in thousands):

Accrued salary, bonus, sabbatical and vacation	$36,865	$41,812
Sales, payroll and property taxes payable	14,887	16,387
Unredeemed gift certificates	17,801	20,254
Accrued workers compensation and medical costs	14,790	12,023
Tuxedo rental deposits	9,171	9,465
Other	17,890	25,011

Total	$111,404	$124,952

     Deferred taxes and other liabilities consist of the following (in thousands):

Deferred rent and landlord incentives	$44,204	$43,171
Non-current deferred and other income tax liabilities	11,807	18,849
Other	6,432	8,856

Total	$62,443	$70,876

7. CAPITAL STOCK, STOCK OPTIONS AND BENEFIT PLANS
     Dividends
     Cash dividends paid were approximately $14.6 million, $12.4 million and $10.8 million during fiscal 2008, 2007 and 2006, respectively. A dividend of $0.07 per share was declared and paid in each quarter of fiscal 2008, for an annual dividend of $0.28 per share. A dividend of $0.05 per share was declared and paid in the first quarter of fiscal 2007 and a dividend of $0.06 per share was declared and paid in the second, third and fourth quarter of fiscal 2007, for an annual dividend of $0.23 per share. A dividend of $0.05 per share was declared and paid in each quarter of fiscal 2006, for an annual dividend of $0.20 per share.
     In January 2009, our Board of Directors declared a quarterly cash dividend of $0.07 per share of our common stock payable on March 27, 2009 to shareholders of record on March 17, 2009. The dividend payout is approximately $3.7 million and is included in accrued expenses and other current liabilities as of January 31, 2009.
     Stock Repurchase Program
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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     During fiscal 2007, we repurchased under the January 2006 program 1,063,200 shares at a cost of $50.1 million in open market transactions and 8,290 shares at a cost of $0.3 million in private transactions for a total of 1,071,490 shares at an average price of $47.06. In August 2007, the Company’s Board of Directors approved a replenishment of the Company’s share repurchase program to $100.0 million by authorizing $90.3 million to be added to the remaining $9.7 million of the then current program. During the remainder of fiscal 2007, 1,913,700 shares at a cost of $55.7 million were purchased in open market transactions under the August 2007 authorization at an average price of $29.10.
     No shares were repurchased under the August 2007 authorization during fiscal 2008. At January 31, 2009, the remaining balance available under the August 2007 authorization was $44.3 million.
     During fiscal 2008, 6,728 shares at a cost of $0.2 million were repurchased at an average price per share of $23.13 in a private transaction to satisfy tax withholding obligations arising upon the vesting of certain restricted stock.
     The table below summarizes our share repurchases during fiscal 2008, 2007 and 2006 (in thousands, except share data and average price per share):

			Average Price
	Shares	Cost	Per Share
Total shares repurchased during fiscal 2008	6,728	$156	$23.13
Total shares repurchased during fiscal 2007	2,985,190	$106,107	$35.54
Total shares repurchased during fiscal 2006	1,134,000	$40,289	$35.53
     The following table shows the changes during fiscal 2008 in our treasury shares held:

Treasury
Shares
Balance, February 2, 2008	18,154,660
Treasury stock issued to profit sharing plan	(57,078)
Purchases of treasury stock	6,728

Balance, January 31, 2009	18,104,310

     The total cost of the 18,104,310 shares of treasury stock held at January 31, 2009 is $412.5 million or $22.79 per share.
     Preferred Stock
     Our Board of Directors is authorized to issue up to 2,000,000 shares of preferred stock and to determine the dividend rights and terms, redemption rights and terms, liquidation preferences, conversion rights, voting rights and sinking fund provisions of those shares without any further vote or act by the company shareholders. There was no issued preferred stock as of January 31, 2009 and February 2, 2008.
     Stock Plans
     We have adopted the 1996 Long-Term Incentive Plan (formerly known as the 1996 Stock Option Plan) (“1996 Plan”) which, as amended, provides for an aggregate of up to 2,775,000 shares of our common stock (or the fair market value thereof) with respect to which stock options, stock appreciation rights, restricted stock, deferred stock units and performance based awards may be granted to full-time key employees (excluding certain officers); the 1998 Key Employee Stock Option Plan (“1998 Plan”) which, as amended, provides for the grant of options to purchase up to 3,150,000 shares of our common stock to full-time key employees (excluding certain officers); and the 2004 Long-Term Incentive Plan (“2004 Plan”) which, as amended provides for an aggregate of up to 2,110,059 shares of our common stock (or the fair market value thereof) with respect to which stock options, stock appreciation rights, restricted stock, deferred stock units and performance based awards may be granted to full-time key employees and to non-employee directors of the Company. No awards may be granted pursuant to the plans after the end of ten years following the effective date of such plan; provided however, no awards may be granted pursuant to the 1996 Plan on or after March 29, 2014, which is ten years following its amended and restated effective date. No awards may be granted under the 1998 Plan after February 2008. Options granted under these plans must be exercised within ten years of the date of grant.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In fiscal 1992, we adopted a Non-Employee Director Stock Option Plan (“Director Plan”) which, as amended, provides for an aggregate of up to 251,250 shares of our common stock with respect to which stock options, stock appreciation rights or restricted stock awards may be granted to non-employee directors of the Company. In fiscal 2001, the period during which awards may be granted under the Director Plan was extended to February 23, 2012. Options granted under this plan must be exercised within ten years of the date of grant. In fiscal 2008, the 2004 Plan was amended and restated to allow non-employee directors of the Company to receive awards under the 2004 Plan. All future grants, including fiscal 2008 year-end grants to non-employee directors, will be issued under the 2004 Plan, as amended, and are subject to the terms of the 2004 Plan.
     Options granted under these Plans vest annually in varying increments over a period from one to ten years. Under the 1996 Plan and the 2004 Plan, options may not be issued at a price less than 100% of the fair market value of our stock on the date of grant. Under the 1996 Plan and the 2004 Plan, the vesting, transferability restrictions and other applicable provisions of any options, stock appreciation rights, restricted stock, deferred stock units or performance based awards will be determined by the Compensation Committee of the Company’s Board of Directors or, in the case of awards to non-employee directors, the Board of Directors of the Company. Grants of deferred stock units generally vest over a period from one to three years; however, certain grants vest annually at varying increments over a period up to ten years.
     Options granted under the Director Plan vest one year after the date of grant and are issued at a price equal to the fair market value of our stock on the date of grant. Restricted stock and deferred stock unit awards granted to non-employee directors of the Company under the Director Plan and the 2004 Plan vest one year after the date of grant.
     As of January 31, 2009, 1,596,650 shares were available for grant under existing plans and 3,739,711 shares of common stock were reserved for future issuance.
     Stock Options
     A summary of our stock option activity during fiscal 2008 is presented below:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Shares	Exercise Price	Term	(in thousands)
Options outstanding at February 2, 2008	1,109,125	$17.82

Granted	730,225	$22.46
Exercised	(52,922)	$13.69
Forfeited	(81,495)	$17.72
Expired	(43,075)	$19.68

Outstanding at January 31, 2009	1,661,858	$19.95	6.4 Years	$292

Exercisable at January 31, 2009	547,370	$16.02	3.9 Years	$236

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     During fiscal 2008, 2007 and 2006, 730,225, 118,000, and 16,500 stock options, respectively, were granted at a weighted-average grant date fair value of $7.93, $17.46, and $17.72, respectively. The fair value of options is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Fiscal Year
	2008	2007	2006
Risk-free interest rates	2.38%	3.72%	4.74%
Expected lives	5 years	7 years	5 years
Dividend yield	0.82%	0.50%	0.58%
Expected volatility	42.05%	36.57%	42.68%
     The expected volatility is based on historical volatility of our common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term represents the period of time the options are expected to be outstanding after their grant date. The dividend yield is based on the average of the annual dividend divided by the market price of our common stock at the time of declaration. The total intrinsic value of options exercised during fiscal 2008, 2007 and 2006 was $0.5 million, $9.8 million and $12.4 million, respectively. As of January 31, 2009, we have unrecognized compensation expense related to nonvested stock options of approximately $6.7 million which is expected to be recognized over a weighted average period of 3.3 years.
Restricted Stock and Deferred Stock Units
     A summary of our nonvested restricted stock and deferred stock unit activity during fiscal 2008 is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Awards	Shares	Fair Value
Nonvested at February 2, 2008	467,036	$33.30

Granted	313,096	$21.21
Vested (1)	(218,745)	$33.61
Forfeited	(16,150)	$29.47

Nonvested at January 31, 2009	545,237	$26.34

(1)	Includes 61,043 shares relinquished for tax payments related to the vested deferred stock units in fiscal 2008.
     During fiscal 2008, 2007 and 2006, 313,096, 126,307, and 92,252 restricted stock and deferred stock units, respectively, were granted at a weighted-average grant date fair value of $21.21, $44.51, and $36.14, respectively. As of January 31, 2009, the intrinsic value of nonvested restricted stock and deferred stock units was $6.4 million. As of January 31, 2009, we have unrecognized compensation expense related to nonvested restricted stock and deferred stock units of approximately $7.0 million which is expected to be recognized over a weighted average period of 2.0 years. The total fair value of shares vested during fiscal 2008, 2007 and 2006 was $7.4 million, $4.6 million and $2.2 million, respectively, based on the weighted-average fair value on the date of grant. The total fair value of shares vested during fiscal 2008, 2007 and 2006 was $4.9 million, $6.7 million and $2.8 million, respectively, based on the weighted-average fair value on the vesting date. At January 31, 2009, there were total nonvested shares of 545,237, including 109,584 shares of nonvested restricted stock.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     A summary of activity for our nonvested restricted stock during fiscal 2008 is presented below:

Nonvested Restricted Stock	Shares
Nonvested at February 2, 2008	87,940

Granted	51,504
Vested	(29,860)
Forfeited	—

Nonvested at January 31, 2009	109,584

     During fiscal 2008, 51,504 restricted stock shares were granted to our outside directors under the 2004 Plan at an average grant price of $11.65 per share. During fiscal 2007 and 2006, 10,500 and 9,000 restricted stock shares, respectively, were granted to our outside directors under the Director Plan at an average grant price of $29.21 and $43.82 per share, respectively.
     On November 11, 2005, we entered into a Second Amended and Restated Employment Agreement (“Agreement”) with David H. Edwab, Vice Chairman of the Company. Simultaneously with the execution of this Agreement, we granted to Mr. Edwab 96,800 shares of restricted stock under the 1996 Plan at a grant price per share of $30.00, which vest in equal numbers over a five-year period beginning on February 6, 2007. In exchange for the issuance of the restricted shares, options to purchase 165,000 shares of our common stock which were held by Mr. Edwab were cancelled.
     Employee Profit Sharing and Stock Purchase Plans
     We have an employee stock ownership plan and a profit sharing plan which allows employees to save for retirement on a tax deferred basis. Each plan covers certain eligible employees. Contributions to the employee stock ownership plan are made at the discretion of the Board of Directors. Employer matching contributions under the profit sharing plan are made based on a formula set by the Board of Directors from time to time. During fiscal 2008, 2007 and 2006, contributions charged to operations were $1.3 million, $3.6 million and $3.5 million, respectively, for the plans.
     In 1998, we adopted an Employee Stock Discount Plan (“ESDP”) which allows employees to authorize after-tax payroll deductions to be used for the purchase of up to 2,137,500 shares of our common stock at 85% of the lesser of the fair market value of our common stock on the first day of the offering period or the fair market value of our common stock on the last day of the offering period. We make no contributions to this plan but pay all brokerage, service and other costs incurred. Effective for offering periods beginning July 1, 2002, the plan was amended so that a participant may not purchase more than 125 shares during any calendar quarter.
     The fair value of ESDP shares is estimated using the Black-Scholes option pricing model in the quarter that the purchase occurs with the following weighted average assumptions for each respective period:

	Fiscal Year
	2008	2007	2006
Risk-free interest rates	1.02%	4.37%	4.77%
Expected lives	0.25	0.25	0.25
Dividend yield	1.21%	0.50%	0.58%
Expected volatility	71.48%	40.16%	39.07%
     During fiscal 2008, 2007 and 2006, employees purchased 147,991, 66,764 and 62,543 shares, respectively, under the ESDP, the weighted-average fair value of which was $14.38, $32.83 and $27.64 per share, respectively. We recognized approximately $0.8 million, $0.8 million and $0.7 million of share-based compensation expense related to the ESDP for fiscal 2008, 2007 and 2006, respectively. As of January 31, 2009, 1,315,860 shares were reserved for future issuance under the ESDP.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. GOODWILL AND OTHER INTANGIBLE ASSETS
     Changes in the net carrying amount of goodwill for the years ended January 31, 2009 and February 2, 2008 are as follows (in thousands):

Balance, February 3, 2007	$56,867
Translation adjustment	4,513
Goodwill of acquired business	6,365
Adjustment for excess of tax deductible goodwill	(2,436)

Balance, February 2, 2008	$65,309
Translation adjustment	(5,295)
Adjustment of goodwill of acquired business	(1,338)
Adjustment for excess of tax deductible goodwill	(1,115)

Balance, January 31, 2009	$57,561

     Goodwill increased by $6.4 million in fiscal 2007 as a result of the acquisition of After Hours on April 9, 2007. Goodwill decreased by $1.3 million as we completed our assessment of the fair values of the acquired After Hours assets and liabilities assumed during the first quarter of 2008. Refer to Note 2 for additional discussion of the After Hours acquisition.
     The gross carrying amount and accumulated amortization of our other intangibles, which are included in other assets in the accompanying balance sheet, are as follows (in thousands):

	January 31,	February 2,
	2009	2008
Trademarks, tradenames, favorable leases and other intangibles	$17,037	$17,053
Accumulated amortization	(9,330)	(6,753)

Net total	$7,707	$10,300

     The pretax amortization expense associated with intangible assets totaled approximately $2.6 million, $2.3 million and $0.9 million for fiscal 2008, 2007 and 2006, respectively. Pretax amortization expense associated with intangible assets at January 31, 2009 is estimated to be approximately $2.1 million for the fiscal year 2009, $1.5 million for the fiscal year 2010, $1.2 million for the fiscal year 2011, $0.8 million for the fiscal year 2012 and $0.7 million for fiscal 2013.
9. FAIR VALUE MEASUREMENTS
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
     As of January 31, 2009, we have highly liquid investments classified as cash equivalents and short-term investments included in our consolidated balance sheet. Cash equivalents consist of money market instruments and guaranteed investment certificates that have original maturities of three months or less. Short-term investments consist of cashable guaranteed investment certificates with original maturities of more than three months, but less than one year. Cashable guaranteed investment certificates are one year investments that can be liquidated any time after a 30 day holding period from the date of purchase without penalty. As of January 31, 2009, the carrying amount of these instruments included in cash equivalents and short-term investments was $63.9 million and $17.1 million, respectively. The carrying amount of these instruments approximates fair value and is considered a Level 1 fair value measurement based on the criteria and fair value hierarchy of SFAS 157. We had no financial liabilities measured at fair value on a recurring basis at January 31, 2009.
     Refer to Note 1 for additional information regarding SFAS 157.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10. MANUFACTURING FACILITY CLOSURE
     On March 3, 2008, we announced that Golden Brand Clothing (Canada) Ltd., an indirect wholly owned subsidiary of the Company, intended to close its Montreal, Quebec-based manufacturing facility. Despite previous reductions in production over the last three years, the strengthening Canadian dollar during that period and the increasing pace of imports by competitors resulted in the decision to close the manufacturing facility. A grievance filed in May 2008 by the Canadian union representing certain employees at the manufacturing facility in Montreal was resolved on July 7, 2008 and the facility was closed on July 11, 2008.
     As of January 31, 2009, we have recognized pretax costs of $10.0 million for closure of the facility, including $6.6 million for severance payments, $1.1 million for the write-off of fixed assets, $1.6 million for lease termination payments and $0.7 million for other costs related to closing the facility. These charges are included in “Selling, general and administrative expenses” in our consolidated statement of earnings. Net cash payments of $7.2 million related to the closure of the facility were made in 2008. The accrued balance of $1.0 million at January 31, 2009 for closure of the facility relates to the remaining lease termination payments which will be paid over the remaining term of the lease through February 2010. We do not expect to incur any additional charges in connection with the closure of the Montreal manufacturing facility.
     The following table details information related to pretax charges recorded during fiscal 2008 related to the closure of the Montreal manufacturing facility (in thousands):

Accrued costs at February 2, 2008	$—
Costs incurred	9,974
Net cash payments	(7,207)
Non-cash charges	(1,076)
Translation adjustment	(720)

Accrued costs at January 31, 2009	$971

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. SUPPLEMENTAL SALES INFORMATION (in thousands)

	Fiscal Year
	2008	2007	2006
Net sales:
Men’s tailored clothing product	$779,950	$847,715	$859,777
Men’s non-tailored clothing product	648,389	720,037	705,746
Ladies clothing product	65,866	68,189	68,765
Corporate apparel and uniform product	21,499	20,226	7,012

Total clothing product	1,515,704	1,656,167	1,641,300

Tuxedo rental services	329,951	325,272	119,487

Alteration services	104,115	109,227	102,277
Retail dry cleaning services	22,648	21,892	19,000

Total alteration and other services	126,763	131,119	121,277

Total net sales	$1,972,418	$2,112,558	$1,882,064

Net sales by brand:
MW (including After Hours from April 10, 2007) (1)	$1,322,003	$1,413,324	$1,208,388
K&G	376,033	407,798	418,291
Moores	230,235	249,655	228,547
MW Cleaners (2)	22,648	21,555	19,000
Twin Hill (3)	21,499	20,226	7,012
Other	—	—	826

	$1,972,418	$2,112,558	$1,882,064

(1)	MW includes Men’s Wearhouse and Men’s Wearhouse and Tux stores. The acquired After Hours stores were re-branded to MW Tux and during, the first quarter of 2009, will be renamed to Men’s Wearhouse and Tux.

(2)	MW Cleaners is our retail dry cleaning and laundry facilities.

(3)	Twin Hill is our corporate apparel and uniform program.
12. COMMITMENTS AND CONTINGENCIES
     Lease commitments
     We lease retail business locations, office and warehouse facilities, copier equipment and automotive equipment under various noncancelable capital and operating leases expiring in various years through 2027. Rent expense for operating leases for fiscal 2008, 2007 and 2006 was $158.5 million, $150.0 million and $112.9 million, respectively, and includes contingent rentals of $0.4 million, $0.8 million and $0.7 million, respectively. Sublease rentals of $0.7 million were received in fiscal 2008. The total minimum future rentals to be received under noncancelable subleases as of January 31, 2009 is $1.7 million. Minimum future rental payments under noncancelable capital and operating leases as of January 31, 2009 for each of the next five years and in the aggregate are as follows (in thousands):

	Operating	Capital
Fiscal Year	Leases	Leases
2009	$150,006	$858
2010	130,614	500
2011	107,580	358
2012	88,763	149
2013	73,537	90
Thereafter	183,599	74

Total	$734,099	2,029

Amounts representing interest		(197)

Capital lease obligations		$1,832

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
     On February 23, 2009 we entered into a 15 year lease for a facility in Bakersfield, California which will be used for the relocation of the distribution facility located on premises acquired by the State of California pursuant to eminent domain in 2008. Minimum future rental payments under this lease, excluded from the table above, are approximately $0.6 million for each of the fiscal years 2009, 2010, 2011, 2012, 2013 and approximately $7.0 million thereafter.
     At January 31, 2009, the gross capitalized balance and the accumulated amortization balance of our capital lease assets was $4.2 million and $2.5 million, respectively, resulting in a net capitalized value of $1.7 million. At February 2, 2008, the gross capitalized balance and the accumulated amortization balance of our capital lease assets was $4.8 million and $2.1 million, respectively, resulting in a net capitalized value of $2.7 million. Amortization expense was $1.4 million, $1.5 million and $0.8 million in fiscal 2008, 2007 and 2006, respectively, and is included in depreciation expense in the consolidated statement of earnings. These assets are included in furniture, fixtures and equipment on the consolidated balance sheet. The deferred liability balance of these capital lease assets is included in deferred taxes and other liabilities on the consolidated balance sheet.
     Legal matters
     We are involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of our business. Management believes that none of these matters will have a material adverse effect on our financial position, results of operations or cash flows.
13. QUARTERLY RESULTS OF OPERATIONS (Unaudited)
     Our quarterly results of operations reflect all adjustments, consisting only of normal, recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The consolidated results of operations by quarter for the 2008 and 2007 fiscal years are presented below (in thousands, except per share amounts):

	Fiscal 2008 Quarters Ended
	May 3,	August 2,	November 1,	January 31,
	2008	2008	2008	2009
Net sales	$491,096	$545,289	$459,673	$476,360
Gross margin	211,755	253,043	202,724	182,990
Net earnings	$9,943	$32,825	$14,587	$1,489
Net earnings per share:
Basic	$0.19	$0.64	$0.28	$0.03
Diluted	$0.19	$0.63	$0.28	$0.03

	Fiscal 2007 Quarters Ended
	May 5,	August 4,	November 3,	February 2,
	2007	2007	2007	2008
Net sales	$496,118	$569,346	$512,136	$534,958
Gross margin	226,273	274,498	240,471	228,815
Net earnings	$40,933	$54,226	$37,067	$14,815
Net earnings per share:
Basic	$0.76	$1.01	$0.70	$0.28
Diluted	$0.75	$1.00	$0.69	$0.28
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
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
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
     Our management assessed the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on such assessment, management concluded that, as of January 31, 2009, our internal control over financial reporting is effective based on those criteria.
     Management’s assessment of the effectiveness of our internal control over financial reporting as of January 31, 2009 has been audited by Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this report, as stated in their report dated April 1, 2009, which follows.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
The Men’s Wearhouse, Inc.
Houston, Texas
We have audited the internal control over financial reporting of The Men’s Wearhouse, Inc. and subsidiaries (the “Company”) as of January 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 31, 2009 of the Company and our report dated April 1, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.
           /s/ DELOITTE & TOUCHE LLP
Houston, Texas
April 1, 2009
ITEM 9B. OTHER INFORMATION
None

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Except as set forth below, the information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held June 23, 2009.
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
ITEM 11. EXECUTIVE COMPENSATION
     The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held June 23, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table sets forth certain equity compensation plan information for the Company as of January 31, 2009.

	Number of	Weighted-	Number of Securities
	Securities to be	Average	Remaining Available for
	Issued Upon	Exercise	Future Issuance Under
	Exercise of	Price of	Equity Compensation
	Outstanding	Outstanding	Plans (excluding
	Options	Options	securities in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	1,765,716	15.05	1,596,650

Equity Compensation Plans Not Approved by Security Holders (1)	441,379	14.90	—

Total	2,207,095	15.02	1,596,650

(1)	The Company has adopted the 1998 Key Employee Stock Option Plan (the “1998 Plan”) which, as amended, provides for the grant of options to purchase up to 3,150,000 shares of the Company’s common stock to full-time key employees (excluding executive officers), of which 420,379 shares are to be issued upon the exercise of outstanding options. No awards may be granted under the 1998 Plan after February 2008. Options granted under the 1998 Plan must be exercised within ten years from the date of grant. Unless otherwise provided by the Stock Option Committee, options granted under the 1998 Plan vest at the rate of 1/3 of the shares covered by the grant on each of the first three anniversaries of the date of grant and may not be issued at a price less than 50% of the fair market value of our stock on the date of grant. However, a significant portion of options granted under the 1998 Plan vest annually in varying increments over a period from one to ten years.

The Company entered into consulting arrangements with certain individuals and issued to them options to purchase an aggregate of 48,000 shares at an exercise price of $10.65, of which 21,000 shares remain unexercised.
     The additional information required by Item 12 is incorporated herein by reference from the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held June 23, 2009.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held June 23, 2009.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held June 23, 2009.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	1. Financial Statements
     The following consolidated financial statements of the Company are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of January 31, 2009 and February 2, 2008

Consolidated Statements of Earnings for the years ended January 31, 2009, February 2, 2008 and February 3, 2007

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended January 31, 2009, February 2, 2008 and February 3, 2007

Consolidated Statements of Cash Flows for the years ended January 31, 2009, February 2, 2008 and February 3, 2007

Notes to Consolidated Financial Statements

2. Financial Statement Schedules
     Schedule II — Valuation and Qualifying Accounts
The Men’s Wearhouse, Inc.
(In thousands)

	Balance at	Charged to	Charged to	Deductions		Balance at
	Beginning	Costs and	Other	from	Translation	End of
	of Period	Expenses	Accounts (4)	Reserve (2)	Adjustment	Period
Allowance for uncollectible accounts (1):
Year ended January 31, 2009	$320	$262	—	$(338)	$(1)	$243
Year ended February 2, 2008	235	178	—	(100)	7	320
Year ended February 3, 2007	256	153	—	(173)	(1)	235

Allowance for sales returns (1) (3):
Year ended January 31, 2009	$491	$39	$(97)	$—	$—	$433
Year ended February 2, 2008	521	73	(103)	—	—	491
Year ended February 3, 2007	398	23	100	—	—	521

Inventory reserves (1):
Year ended January 31, 2009	$6,940	$283	$—	$—	$(542)	$6,681
Year ended February 2, 2008	7,571	(1,085)	—	—	454	6,940
Year ended February 3, 2007	7,844	(153)	—	—	(120)	7,571

(1)	The allowance for uncollectible accounts, the allowance for sales returns and the inventory reserves are evaluated at the end of each fiscal quarter and adjusted based on the evaluation.

(2)	Consists primarily of write-offs of bad debt.

(3)	Allowance for sales returns is included in accrued expenses.

(4)	Deduction (addition) to net sales.
     All other schedules are omitted because they are not applicable or because the required information is included in the Consolidated Financial Statements or Notes thereto.

3. Exhibits

Exhibit
Number		Exhibit

3.1	—	Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 1994).

3.2	—	Articles of Amendment to the Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999).

3.3	—	Third Amended and Restated By-laws (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 27, 2008).

4.1	—	Restated Articles of Incorporation (included as Exhibit 3.1).

4.2	—	Form of Common Stock certificate (incorporated by reference from Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 33-45949)).

4.3	—	Articles of Amendment to the Restated Articles of Incorporation (included as Exhibit 3.2).

4.4	—	Third Amended and Restated By-laws (included as Exhibit 3.3).

4.5	—
Amended and Restated Credit Agreement, dated as of December 21, 2005, by and among The Men’s Wearhouse, Inc., Moores The Suit People Inc., Golden Brand Clothing (Canada) Ltd., the financial institutions from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and JPMorgan Chase Bank, N.A. as Canadian Agent (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 27, 2005).

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

*10.1	—
1992 Non-Employee Director Stock Option Plan (As Amended and Restated Effective January 1, 2004), including forms of stock option agreement and restricted stock award agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 18, 2005).

*10.2	—
Stock Agreement dated as of March 23, 1992, between the Company and George Zimmer (incorporated by reference from Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (Registration No. 33-45949)).

*10.3	—
Split-Dollar Agreement and related Split-Dollar Collateral Assignment dated November 25, 1994 between the Company, George Zimmer and David Edwab, Co-Trustee of the Zimmer 1994 Irrevocable Trust (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 1995).

*10.4	—
1996 Long-Term Incentive Plan (As Amended and Restated Effective April 1, 2008) (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2008), and the forms of stock option agreement, restricted stock award agreement and deferred stock unit award agreement (incorporated by reference from Exhibit 10.20 to the Company’s Current Report on Form 8-K filed with the Commission on March 18, 2005).

*10.5	—	1998 Key Employee Stock Option Plan (incorporated by reference from Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998).

*10.6	—	First Amendment to 1998 Key Employee Stock Option Plan (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-80033)).

*10.7	—	Second Amendment to 1998 Key Employee Stock Option Plan (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2000).

*10.8	—
Split-Dollar Agreement and related Split-Dollar Collateral Assignment dated May 25, 1995, by and between the Company and David H. Edwab (incorporated by reference from Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002).

*10.9	—
Split-Dollar Agreement and related Split-Dollar Collateral Assignment dated May 25, 1995, between the Company, David H. Edwab and George Zimmer, Co-Trustee of the David H. Edwab 1995 Irrevocable Trust (incorporated by reference from Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002).

Exhibit
Number		Exhibit

*10.10	—
First Amendment to Split-Dollar Agreement dated January 17, 2002, between the Company, David H. Edwab and George Zimmer, Trustee of the David H. Edwab 1995 Irrevocable Trust (incorporated by reference from Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002).

*10.11	—	Third Amended and Restated Employment Agreement effective as of January 1, 2009, by and between the Company and David H. Edwab (filed herewith).

*10.12	—
2004 Long-Term Incentive Plan (As Amended and Restated Effective April 1, 2008) (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 27, 2008).

*10.13	—
Split-Dollar Agreement dated as of June 21, 2006, by and between The Men’s Wearhouse, Inc. and George Zimmer (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 2006).

*10.14	—
Forms of Deferred Stock Unit Award Agreement (non-employee director) and Restricted Stock Award Agreement (non-employee director) under The Men’s Wearhouse, Inc. 2004 Long-Term Incentive Plan (as amended and restated effective April 1, 2008) (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 28, 2009).

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
     The Company will furnish a copy of any exhibit described above to any beneficial holder of its securities upon receipt of a written request therefore, provided that such request sets forth a good faith representation that, as of the record date for the Company’s 2009 Annual Meeting of Shareholders, such beneficial holder is entitled to vote at such meeting, and provided further that such holder pays to the Company a fee compensating the Company for its reasonable expenses in furnishing such exhibits.

     SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MEN’S WEARHOUSE, INC.
By	/s/ GEORGE ZIMMER
George Zimmer
Chairman of the Board and Chief Executive Officer

Dated: April 1, 2009
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE ZIMMER	Chairman of the Board, Chief Executive Officer and Director	April 1, 2009

George Zimmer

/s/ NEILL P. DAVIS	Executive Vice President, Chief Financial Officer,	April 1, 2009

Neill P. Davis	Treasurer and Principal Financial Officer

/s/ DIANA M. WILSON	Senior Vice President, Chief Accounting Officer and	April 1, 2009

Diana M. Wilson	Principal Accounting Officer

/s/ DAVID H. EDWAB	Vice Chairman of the Board and Director	April 1, 2009

David H. Edwab

/s/ RINALDO S. BRUTOCO	Director	April 1, 2009

Rinaldo S. Brutoco

/s/ MICHAEL L. RAY	Director	April 1, 2009

Michael L. Ray

/s/ SHELDON I. STEIN	Director	April 1, 2009

Sheldon I. Stein

/s/ LARRY R. KATZEN	Director	April 1, 2009

Larry R. Katzen

/s/ DEEPAK CHOPRA	Director	April 1, 2009

Deepak Chopra

/s/ WILLIAM B. SECHREST	Director	April 1, 2009

William B. Sechrest

Exhibit Index

Exhibit
Number		Exhibit

3.1	—	Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 1994).

3.2	—	Articles of Amendment to the Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999).

3.3	—	Third Amended and Restated By-laws (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 27, 2008).

4.1	—	Restated Articles of Incorporation (included as Exhibit 3.1).

4.2	—	Form of Common Stock certificate (incorporated by reference from Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 33-45949)).

4.3	—	Articles of Amendment to the Restated Articles of Incorporation (included as Exhibit 3.2).

4.4	—	Third Amended and Restated By-laws (included as Exhibit 3.3).

4.5	—
Amended and Restated Credit Agreement, dated as of December 21, 2005, by and among The Men’s Wearhouse, Inc., Moores The Suit People Inc., Golden Brand Clothing (Canada) Ltd., the financial institutions from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and JPMorgan Chase Bank, N.A. as Canadian Agent (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 27, 2005).

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

*10.1	—
1992 Non-Employee Director Stock Option Plan (As Amended and Restated Effective January 1, 2004), including forms of stock option agreement and restricted stock award agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 18, 2005).

*10.2	—
Stock Agreement dated as of March 23, 1992, between the Company and George Zimmer (incorporated by reference from Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (Registration No. 33-45949)).

*10.3	—
Split-Dollar Agreement and related Split-Dollar Collateral Assignment dated November 25, 1994 between the Company, George Zimmer and David Edwab, Co-Trustee of the Zimmer 1994 Irrevocable Trust (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 1995).

*10.4	—
1996 Long-Term Incentive Plan (As Amended and Restated Effective April 1, 2008) (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2008), and the forms of stock option agreement, restricted stock award agreement and deferred stock unit award agreement (incorporated by reference from Exhibit 10.20 to the Company’s Current Report on Form 8-K filed with the Commission on March 18, 2005).

Exhibit
Number		Exhibit

*10.5	—	1998 Key Employee Stock Option Plan (incorporated by reference from Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998).

*10.6	—	First Amendment to 1998 Key Employee Stock Option Plan (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-80033)).

*10.7	—	Second Amendment to 1998 Key Employee Stock Option Plan (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2000).

*10.8	—
Split-Dollar Agreement and related Split-Dollar Collateral Assignment dated May 25, 1995, by and between the Company and David H. Edwab (incorporated by reference from Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002).

*10.9	—
Split-Dollar Agreement and related Split-Dollar Collateral Assignment dated May 25, 1995, between the Company, David H. Edwab and George Zimmer, Co-Trustee of the David H. Edwab 1995 Irrevocable Trust (incorporated by reference from Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002).

*10.10	—
First Amendment to Split-Dollar Agreement dated January 17, 2002, between the Company, David H. Edwab and George Zimmer, Trustee of the David H. Edwab 1995 Irrevocable Trust (incorporated by reference from Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002).

*10.11	—	Third Amended and Restated Employment Agreement effective as of January 1, 2009, by and between the Company and David H. Edwab (filed herewith).

*10.12	—
2004 Long-Term Incentive Plan (As Amended and Restated Effective April 1, 2008) (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 27, 2008).

*10.13	—
Split-Dollar Agreement dated as of June 21, 2006, by and between The Men’s Wearhouse, Inc. and George Zimmer (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 2006).

*10.14	—
Forms of Deferred Stock Unit Award Agreement (non-employee director) and Restricted Stock Award Agreement (non-employee director) under The Men’s Wearhouse, Inc. 2004 Long-Term Incentive Plan (as amended and restated effective April 1, 2008) (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 28, 2009).

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