Form 10-Q
period 2009-05-02
MENS WEARHOUSE INC
filed 2009-06-09
CIK 884217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2009  or

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
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐. No ☐.
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
     The number of shares of common stock of the Registrant, par value $.01 per share, outstanding at June 5, 2009 was 52,102,037 excluding 18,111,602 shares classified as Treasury Stock.

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
     Forward-looking statements are not guarantees of future performance and a variety of factors could cause actual results to differ materially from the anticipated or expected results expressed in or suggested by these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, actions by governmental entities, domestic and international economic activity and inflation, our successful execution of internal operating plans and new store and new market expansion plans, including successful integration of acquisitions, performance issues with key suppliers, disruption in buying trends due to homeland security concerns, severe weather, foreign currency fluctuations, government export and import policies, aggressive advertising or marketing activities of competitors and legal proceedings. Future results will also be dependent upon our ability to continue to identify and complete successful expansions and penetrations into existing and new markets and our ability to integrate such expansions with our existing operations. Refer to “Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2009 for a more complete discussion of these and other factors that might affect our performance and financial results. These forward-looking statements are intended to relay the Company’s expectations about the future, and speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.
PART I. FINANCIAL INFORMATION
ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GENERAL INFORMATION
     The condensed consolidated financial statements herein include the accounts of The Men’s Wearhouse, Inc. and its subsidiaries and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. As applicable under such regulations, certain information and footnote disclosures have been condensed or omitted. We believe that the presentation and disclosures herein are adequate to make the information not misleading, and the condensed consolidated financial statements reflect all elimination entries and normal adjustments which are necessary for a fair statement of the results for the quarters ended May 2, 2009 and May 3, 2008.
     Our business historically has been seasonal in nature, and the operating results of the interim periods presented are not necessarily indicative of the results that may be achieved for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended January 31, 2009 and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year then ended filed with the SEC.
     Unless the context otherwise requires, “Company”, “we”, “us” and “our” refer to The Men’s Wearhouse, Inc. and its subsidiaries.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	May 2,	May 3,	January 31,
	2009	2008	2009
	(Unaudited)	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$107,538	$76,660	$87,412
Short-term investments	17,707	9,668	17,121
Accounts receivable, net	24,858	26,858	16,315
Inventories	448,018	488,137	440,099
Other current assets	59,752	58,007	70,668

Total current assets	657,873	659,330	631,615

PROPERTY AND EQUIPMENT, net	378,510	406,944	387,472

TUXEDO RENTAL PRODUCT, net	120,083	92,405	96,691
GOODWILL	57,622	62,481	57,561
OTHER ASSETS, net	12,439	26,182	14,391

TOTAL	$1,226,527	$1,247,342	$1,187,730

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$142,984	$121,193	$108,800
Accrued expenses and other current liabilities	127,868	131,436	111,404
Income taxes payable	3,461	—	19

Total current liabilities	274,313	252,629	220,223

LONG-TERM DEBT	39,213	106,870	62,916

DEFERRED TAXES AND OTHER LIABILITIES	63,955	67,498	62,443

Total liabilities	377,481	426,997	345,582

COMMITMENTS AND CONTINGENCIES (Note 3 and Note 11)

SHAREHOLDERS’ EQUITY:
Preferred stock	—	—	—
Common stock	702	697	700
Capital in excess of par	316,034	305,601	315,404
Retained earnings	925,881	886,386	924,288
Accumulated other comprehensive income	19,055	40,198	14,292

Total	1,261,672	1,232,882	1,254,684

Treasury stock, at cost	(412,626)	(412,537)	(412,536)

Total shareholders’ equity	849,046	820,345	842,148

TOTAL	$1,226,527	$1,247,342	$1,187,730

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	For the Quarter Ended
	May 2,	May 3,
	2009	2008

Net sales:
Clothing product	$359,062	$388,491
Tuxedo rental services	71,419	70,194
Alteration and other services	33,653	32,411

Total net sales	464,134	491,096

Cost of sales:
Clothing product, including buying and distribution costs	167,457	168,491
Tuxedo rental services	12,032	12,565
Alteration and other services	24,090	24,731
Occupancy costs	72,566	73,554

Total cost of sales	276,145	279,341

Gross margin	187,989	211,755

Selling, general and administrative expenses	179,213	196,650

Operating income	8,776	15,105

Interest income	258	821
Interest expense	(418)	(1,599)

Earnings before income taxes	8,616	14,327

Provision for income taxes	3,360	4,384

Net earnings	$5,256	$9,943

Net earnings per common share: (Note 2)
Basic	$0.10	$0.19

Diluted	$0.10	$0.19

Weighted average common shares outstanding: (Note 2)
Basic	51,895	51,470

Diluted	51,955	51,864

Cash dividends declared per common share	$0.07	$0.07

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Quarter Ended
	May 2,	May 3,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$5,256	$9,943
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	22,222	23,698
Tuxedo rental product amortization	7,644	8,066
Loss on disposition of assets	1,768	243
Deferred rent expense	378	229
Share-based compensation	2,732	2,247
Deferred tax provision (benefit)	3,009	(593)
Increase in accounts receivable	(8,480)	(8,761)
(Increase) decrease in inventories	(6,194)	2,586
Increase in tuxedo rental product	(30,370)	(16,828)
Decrease in other assets	3,332	3,767
Increase (decrease) in accounts payable, accrued expenses and other current liabilities	52,011	(7,200)
Increase (decrease) in income taxes payable	10,694	(10,663)
Increase (decrease) in other liabilities	(700)	522

Net cash provided by operating activities	63,302	7,256

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(15,035)	(29,860)
Proceeds from sales of available-for-sale investments	—	50,254

Net cash provided by (used in) investing activities	(15,035)	20,394

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	506	609
Proceeds from revolving credit facility	—	100,600
Payments on revolving credit facility	(25,000)	(83,975)
Cash dividends paid	(3,664)	(3,632)
Tax payments related to vested deferred stock units	(1,627)	(1,388)
Excess tax benefits from share-based plans	20	52
Purchase of treasury stock	(90)	(156)

Net cash provided by (used in) financing activities	(29,855)	12,110

Effect of exchange rate changes	1,714	(2,546)

INCREASE IN CASH AND CASH EQUIVALENTS	20,126	37,214
Balance at beginning of period	87,412	39,446

Balance at end of period	$107,538	$76,660

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Significant Accounting Policies
     Basis of Presentation — The condensed consolidated financial statements herein include the accounts of The Men’s Wearhouse, Inc. and its subsidiaries (the “Company”) and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). As applicable under such regulations, certain information and footnote disclosures have been condensed or omitted. We believe that the presentation and disclosures herein are adequate to make the information not misleading, and the condensed consolidated financial statements reflect all elimination entries and normal adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows at the dates and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended January 31, 2009.
     The preparation of the condensed consolidated financial statements in conformity with accounting principals generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual amounts could differ from those estimates.
     Recently Issued Accounting Pronouncements — In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) SFAS 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of SFAS 157 for one year for certain nonfinancial assets and liabilities. We adopted the provisions of SFAS 157 on February 3, 2008, except for those items specifically deferred under FSP SFAS 157-2, which were adopted on February 1, 2009. The adoption of SFAS 157 and its provisions did not have a material impact on our financial position, results of operations or cash flows.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how a company recognizes assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at fair value at the acquisition date. The statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effect of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. We adopted SFAS 141R on February 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of any future acquisitions by the Company, if any.
     In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). This FSP provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per common share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period earnings per common share data presented shall be adjusted retrospectively. Early application of this FSP is prohibited. We adopted this FSP on February 1, 2009. We calculated basic and diluted earnings per common share under both the two-class method and the treasury stock method for the quarter ended May 2, 2009, noting no significant difference on the basic and diluted earnings per common share calculations. FSP EITF 03-6-1 has not been applied to prior year quarters as the impact is immaterial. Refer to Note 2 for earnings per common share disclosures.
     In June 2008, the EITF reached a consensus on Issue No. 08-3, “Accounting by Lessees for Maintenance Deposits” (“EITF 08-3”). Effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, EITF 08-3 concluded that all maintenance deposits within its scope should be accounted for as a deposit and expensed or capitalized in accordance with the lessee’s maintenance accounting policy. The adoption of EITF 08-3 did not have a material impact on our financial position, results of operations or cash flows.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
2. Earnings per Common Share
     As described in Note 1, “Recently Issued Accounting Pronouncements”, we adopted FSP EITF 03-6-1 on February 1, 2009. Our unvested restricted stock and deferred stock units contain rights to receive nonforfeitable dividends, and thus are participating securities requiring the two-class method of computing earnings per common share. The two-class method is an earnings allocation formula that determines earnings per common share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. We calculated basic and diluted earnings per common share under both the two-class method and the treasury stock method for the quarter ended May 2, 2009, noting no significant difference on the basic and diluted earnings per common share calculations. FSP EITF 03-6-1 has not been applied to prior year quarters as the impact is immaterial.
     Basic earnings per common share is determined using the two-class method and is computed by dividing net earnings attributable to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per common share reflects the more dilutive earnings per common share amount calculated using the treasury stock method or the two-class method. The treasury stock method continues to be disclosed for the quarter ended May 3, 2008.
     The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share amounts):

	For the Quarter Ended
	May 2, 2009	May 3, 2008

Numerator
Net earnings	$5,256	$9,943
Net earnings allocated to participating securities (restricted stock and deferred stock units)	(51)	—

Net earnings available to common shareholders	$5,205	$9,943

Denominator
Basic weighted average common shares outstanding	51,895	51,470
Effect of dilutive securities:
Stock options and equity-based compensation	60	394

Diluted weighted average common shares outstanding	51,955	51,864

Net earnings per common share:
Basic	$0.10	$0.19

Diluted	$0.10	$0.19

     For the quarter ended May 2, 2009, 1.3 million anti-dilutive stock options were excluded from the calculation of diluted earnings per common share. For the quarter ended May 3, 2008, 0.6 million anti-dilutive shares of common stock were excluded from the calculation of diluted earnings per common share.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
3. Long-Term Debt
     Our Amended and Restated Credit Agreement (the “Credit Agreement”) with a group of banks, which was last amended on February 2, 2007, provides for a total senior secured revolving credit facility of $200.0 million, which can be expanded to $250.0 million upon additional lender commitments, that matures on February 11, 2012. The Credit Agreement also provided our Canadian subsidiaries with a senior secured term loan used to fund the repatriation of US$74.7 million of Canadian earnings in January 2006 under the American Jobs Creation Act of 2004. The Canadian term loan matures on February 10, 2011. The Credit Agreement is secured by the stock of certain of the Company’s subsidiaries. The Credit Agreement has several borrowing and interest rate options including the following indices: (i) an alternate base rate (equal to the greater of the prime rate or the federal funds rate plus 0.5%) or (ii) LIBO rate or (iii) CDO rate. Advances under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin up to 1.125%. The Credit Agreement also provides for fees applicable to unused commitments ranging from 0.100% to 0.175%. As of May 2, 2009, there was US$39.2 million outstanding under the Canadian term loan with an effective interest rate of 1.4% and no borrowings outstanding under the revolving credit facility.
     The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain certain financial ratios. The restrictive provisions in the Credit Agreement reflect an overall covenant structure that is generally representative of a commercial loan made to an investment-grade company. Our debt, however, is not rated, and we have not sought, and are not seeking, a rating of our debt. We were in compliance with the covenants in the Credit Agreement as of May 2, 2009.
     The recent significant disruption to the U.S. and global credit markets has made it difficult for many businesses to obtain financing on acceptable terms. If these adverse market conditions continue or worsen, it may be more difficult for us to renew or increase our credit facility.
     We utilize letters of credit primarily to secure inventory purchases. At May 2, 2009, letters of credit totaling approximately $12.1 million were issued and outstanding.
4. Income taxes
     Our effective income tax rate was 39.0% for the first quarter of 2009 and 30.6% for the first quarter of 2008. The effective tax rate in 2009 was higher than the statutory U.S. federal rate of 35% primarily due to the effect of state income taxes. The lower effective income tax rate for the first quarter of 2008 resulted from the conclusion of certain income tax audits, offset partially by the effect of state income taxes. The income tax audits concluded during the first quarter of 2008 affected the effective tax rate for that period by $1.1 million of recognized tax benefits.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
5. Comprehensive Income and Supplemental Cash Flows
     Our comprehensive income is as follows (in thousands):

	For the Quarter Ended
	May 2,	May 3,
	2009	2008

Net earnings	$5,256	$9,943
Currency translation adjustments, net of tax	4,763	(3,431)

Comprehensive income	$10,019	$6,512

     Supplemental disclosure of cash flow information is as follows (in thousands):

	For the Quarter Ended
	May 2,	May 3,
	2009	2008
Cash paid (received) during the quarter for:
Interest	$333	$1,568
Income taxes, net	(10,238)	14,860

Schedule of noncash investing and financing activities:
Tax deficiency related to share-based plans	(979)	(774)
Treasury stock contributed to employee stock plan	—	1,000
     We had cash dividends declared of $3.7 million and $3.6 million at May 2, 2009 and May 3, 2008, respectively. We had unpaid capital expenditure purchases accrued in accounts payable and accrued expense of approximately $2.3 million and $5.9 million at May 2, 2009 and May 3, 2008, respectively. Capital expenditure purchases are recorded as cash outflows from investing activities in the condensed statement of cash flows in the period they are paid.
6. Goodwill and Other Intangible Assets
     Changes in the net carrying amount of goodwill for the year ended January 31, 2009 and for the quarter ended May 2, 2009 are as follows (in thousands):

Balance February 2, 2008	$65,309
Translation adjustment	(5,295)
Adjustment of goodwill of acquired business	(1,338)
Adjustment for excess of tax deductible goodwill	(1,115)

Balance, January 31, 2009	$57,561
Translation adjustment	774
Adjustment for excess of tax deductible goodwill	(713)

Balance, May 2, 2009	$57,622

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Goodwill is evaluated for impairment annually as of our fiscal year end. A more frequent evaluation is performed if events or circumstances indicate that impairment could have occurred. Such events or circumstances could include, but are not limited to, new significant negative industry or economic trends, unanticipated changes in the competitive environment, decisions to significantly modify or dispose of operations and a significant sustained decline in the market price of our stock. No additional impairment evaluation was considered necessary during the first quarter of 2009.
     The gross carrying amount and accumulated amortization of our other intangibles, which are included in other assets in the accompanying balance sheet, are as follows (in thousands):

	May 2, 2009	May 3, 2008	January 31, 2009

Trademarks, tradenames and other intangibles	$16,991	$17,076	$17,037
Accumulated amortization	(10,058)	(7,371)	(9,330)

Net total	$6,933	$9,705	$7,707

     The pretax amortization expense associated with intangible assets totaled approximately $0.8 million and $0.6 million for the quarter ended May 2, 2009 and May 3, 2008, respectively, and approximately $2.6 million for the year ended January 31, 2009. Pretax amortization associated with intangible assets at May 2, 2009 is estimated to be $1.5 million for the remainder of fiscal year 2009, $1.5 million for fiscal year 2010, $1.2 million for fiscal year 2011, $0.8 million for fiscal year 2012 and $0.7 million for fiscal year 2013.
7. Treasury Stock
     As of May 2, 2009, we had 18,111,602 shares held in treasury stock. The change in our treasury shares for the year ended January 31, 2009 and for the quarter ended May 2, 2009 is provided below:

Treasury
Shares
Balance, February 2, 2008	18,154,660
Treasury stock issued to profit sharing plan	(57,078)
Purchases of treasury stock	6,728

Balance, January 31, 2009	18,104,310
Purchases of treasury stock	7,292

Balance, May 2, 2009	18,111,602

     In January 2006, the Board of Directors authorized a $100.0 million share repurchase program of our common stock. This authorization superceded any remaining previous authorizations. In August 2007, the Company’s Board of Directors approved a replenishment of the Company’s share repurchase program to $100 million by authorizing $90.3 million to be added to the remaining $9.7 million of the then current program. No shares were purchased under the August 2007 authorization during the first quarter of 2009 or 2008. At May 2, 2009, the remaining balance available under the August 2007 authorization was $44.3 million.
     For the quarter ended May 2, 2009, 7,292 shares at a cost of $0.1 million were repurchased at an average price per share of $12.29 in a private transaction to satisfy tax withholding obligations arising upon the vesting of certain restricted stock. For the quarter ended May 3, 2008, 6,728 shares at a cost of $0.2 million were repurchased at an average price per share of $23.13 in a private transaction to satisfy tax withholding obligations arising upon the vesting of certain restricted stock.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
8. Share-Based Compensation Plans
     We maintain several equity plans under which we may grant stock options, stock appreciation rights, restricted stock, deferred stock units and performance based awards to full-time key employees and non-employee directors. We account for share-based awards using SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the compensation cost resulting from all share-based payment transactions be recognized in the financial statements. The amount of compensation cost is measured based on the grant-date fair value of the instrument issued and is recognized over the vesting period. Share-based compensation expense recognized for the quarter ended May 2, 2009 and May 3, 2008 was $2.7 million and $2.2 million, respectively.
     Stock Options
The following table summarizes stock option activity for the quarter ended May 2, 2009:

		Weighted-
		Average
		Exercise
	Shares	Price
Outstanding at January 31, 2009	1,661,858	$19.95
Granted	40,322	17.62
Exercised.	(3,974)	9.44
Expired	(7,817)	16.03

Outstanding at May 2, 2009	1,690,389	$19.93

Exercisable at May 2, 2009	671,577	$17.05

     For the quarter ended May 2, 2009, 40,322 stock options were granted at a weighted-average grant date fair value of $6.97 per share. The following table summarizes the weighted average assumptions used to fair value stock options at the date of grant using the Black-Scholes option pricing model for the quarter ended May 2, 2009:

For the
Quarter ended
May 2, 2009

Risk-free interest rate	1.71%
Expected lives	5.7 years
Dividend yield	2.21%
Expected volatility	50.77%
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
     As of May 2, 2009, we have unrecognized compensation expense related to nonvested stock options of approximately $6.8 million which is expected to be recognized over a weighted average period of 3.2 years.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Restricted Stock and Deferred Stock Units
     The following table summarizes restricted stock and deferred stock unit activity for the quarter ended May 2, 2009:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 31, 2009	545,237	$26.34
Granted	262,655	17.62
Vested (1)	(286,383)	27.43
Forfeited	(375)	22.72

Nonvested at May 2, 2009	521,134	$21.35

(1)	Includes 87,339 shares relinquished for tax payments related to vested deferred stock units for the quarter ended May 2, 2009.
     During the quarter ended May 2, 2009, 19,360 restricted stock shares and 267,023 deferred stock units vested. No shares of restricted stock were granted or forfeited during the quarter ended May 2, 2009. Total nonvested shares of 521,134 at May 2, 2009 included 90,224 nonvested restricted stock shares.
     As of May 2, 2009, we have unrecognized compensation expense related to nonvested restricted stock and deferred stock units of approximately $9.6 million which is expected to be recognized over a weighted average period of 1.7 years.
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
     During the quarter ended May 2, 2009, employees purchased 41,281 shares under the ESDP, which had a weighted-average share price of $11.37 per share. As of May 2, 2009, 1,274,579 shares were reserved for future issuance under the ESDP.
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
     As of May 2, 2009, we have highly liquid investments classified as cash equivalents and short-term investments included in our condensed consolidated balance sheet. Cash equivalents consist of money market instruments and guaranteed investment certificates that have original maturities of three months or less. Short-term investments consist of cashable guaranteed investment certificates with original maturities of more than three months, but less than one year. Cashable guaranteed investment certificates are one year investments that can be liquidated any

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
time after a 30 day holding period from the date of purchase without penalty. As of May 2, 2009, the carrying amount of these instruments included in cash equivalents and short-term investments was $72.7 million and $17.7 million, respectively. The carrying amount of these instruments approximates fair value and is considered a Level 1 fair value measurement based on the criteria and fair value hierarchy of SFAS 157. We had no financial liabilities measured at fair value on a recurring basis at May 2, 2009.
10. Manufacturing Facility Closure
     On March 3, 2008, we announced that Golden Brand Clothing (Canada) Ltd., an indirect wholly owned subsidiary of the Company, intended to close its Montreal, Quebec-based manufacturing facility. Despite previous reductions in production, the strengthening Canadian dollar during that period and the increasing pace of imports by competitors resulted in the decision to close the manufacturing facility. The facility was closed on July 11, 2008.
     In fiscal 2008, we recognized pretax costs of $10.0 million for closure of the facility, including $6.6 million for severance payments, $1.1 million for the write-off of fixed assets, $1.6 million for lease termination payments and approximately $0.7 million for other costs related to closing the facility. As of May 3, 2008, we had recognized pretax cost of $0.9 million of the total $10.0 million recorded in fiscal 2008 for the closure of the facility. These charges are included in “Selling, general and administrative expenses” in our condensed consolidated statement of earnings. No charges were recognized for the quarter ended May 2, 2009. The accrued balance of $0.8 million at May 2, 2009 for closure of the facility relates to the remaining lease termination payments which will be paid over the remaining term of the lease through February 2010.
     The following table details information related to the accrued balance recorded during the quarter ended May 2, 2009 related to the closure of the Montreal manufacturing facility (in thousands):

Accrued costs at January 31, 2009	$971
Cash payments	(226)
Translation adjustment	32

Accrued costs at May 2, 2009	$777

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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
12. Supplemental Sales Information (in thousands)

	For the Quarter Ended
	May 2, 2009	May 3, 2008
Net sales:
Men’s tailored clothing product	$191,767	$201,589
Men’s non-tailored clothing product	142,659	162,647
Ladies clothing product	20,715	17,395
Corporate apparel and uniform product	3,921	6,860

Total clothing product	359,062	388,491

Tuxedo rental services	71,419	70,194

Alteration services	27,965	26,538
Retail dry cleaning services	5,688	5,873

Total alteration and other services	33,653	32,411

Total net sales	$464,134	$491,096

Net sales by brand:
MW (1)	$310,923	$327,930
K&G	104,516	100,615
Moores	39,086	49,818
MW Cleaners (2)	5,688	5,873
Twin Hill (3)	3,921	6,860

	$464,134	$491,096

(1)	MW includes Men’s Wearhouse and Men’s Wearhouse and Tux stores.

(2)	MW Cleaners is our retail dry cleaning and laundry facilities in Houston, Texas.

(3)	Twin Hill is our corporate apparel and uniform program.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     For supplemental information, it is suggested that “Management’s Discussion and Analysis of Financial Condition and Results of Operations” be read in conjunction with the corresponding section included in our Annual Report on Form 10-K for the year ended January 31, 2009. References herein to years are to our 52-week or 53-week fiscal year which ends on the Saturday nearest January 31 in the following calendar year. For example, references to “2009” mean the 52-week fiscal year ending January 30, 2010.
     The following table presents information with respect to retail apparel stores in operation during each of the respective fiscal periods:

			For the Year
	For the Quarter Ended		Ended
	May 2,	May 3,	January 31,
	2009	2008	2009

Stores open at beginning of period:	1,294	1,273	1,273
Opened	2	12	43
Closed	(12)	—	(22)

Stores open at end of period	1,284	1,285	1,294

Stores open at end of period:
U.S. —
Men’s Wearhouse	581	571	580
Men’s Wearhouse & Tux	478	492	489
K&G	108	106	108

	1,167	1,169	1,177

Canada —
Moores	117	116	117

	1,284	1,285	1,294

     The challenging economic and retail environment of 2008 continued into the first quarter of 2009 as unemployment increased and consumer spending continued to decline. In response to these challenges, we continued efforts to stimulate sales with discounts and promotional events, managed our inventory purchases, implemented expense control initiatives and reduced capital expenditures. We also closed 12 stores (11 tux rental stores and one Men’s Wearhouse store) that had reached the end of their lease terms. Based on our experience with previous economic downturns, we believe long-term fundamentals for the men’s specialty apparel industry remain strong and that current negative conditions will stabilize over time. However, we cannot predict when a meaningful recovery will occur.
     We had revenues of $464.1 million and net earnings of $5.3 million for the quarter ended May 2, 2009, compared to revenues of $491.1 million and net earnings of $9.9 million for the quarter ended May 3, 2008. The more significant factors impacting these results are addressed in the “Results of Operations” discussion below.
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

Results of Operations
Quarter Ended May 2, 2009 and May 3, 2008
     The following table sets forth the Company’s results of operations expressed as a percentage of net sales for the periods indicated:

	For the Quarter Ended
	May 2,	May 3,
	2009	2008
Net sales:
Clothing product	77.4%	79.1%
Tuxedo rental services	15.4	14.3
Alteration and other services	7.2	6.6

Total net sales	100.0%	100.0%
Cost of sales:
Clothing product, including buying and distribution costs	36.1	34.3
Tuxedo rental services	2.6	2.6
Alteration and other services	5.2	5.0
Occupancy costs	15.6	15.0

Gross margin	40.5	43.1
Selling, general and administrative expenses	38.6	40.0

Operating income	1.9	3.1
Interest income	0.1	0.1
Interest expense	(0.1)	(0.3)

Earnings before income taxes	1.9	2.9
Provision for income taxes	0.8	0.9

Net earnings	1.1%	2.0%

     The Company’s net sales decreased $27.0 million, or 5.5%, to $464.1 million for the quarter ended May 2, 2009 as compared to the same prior year quarter. The decrease was due mainly to a $29.4 million decrease in clothing product revenues and is attributable to the following:

(in millions)	Amount Attributed to

$(20.3)	Decrease in comparable sales.
6.0	Increase from net sales of stores opened in 2008, relocated stores and expanded stores not yet included in comparable sales.
1.4	Increase in alteration services sales.
(3.6)	Decrease in corporate apparel and other sales.
(1.9)	Decrease in net sales resulting from stores closed.
0.1	Increase in net sales from 2 new stores opened in 2009.
(8.7)	Decrease in net sales resulting from exchange rate changes.

$(27.0)	Total
     Our comparable store sales (which are calculated by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period) decreased 7.0% at Men’s Wearhouse and 4.3% at Moores as moderate increases in units per transaction, driven by our promotional activities, were more than offset by lower store traffic levels. The continuation of negative macroeconomic conditions, including increased unemployment, particularly affected sales of men’s apparel as buying patterns for men are considered to be more discretionary than those in other apparel areas. The lower clothing product sales were partially offset by increased revenues from our tuxedo rental services due mainly to higher average rental rates. As a percentage of total revenues, tuxedo rental service revenues increased from 14.3% in the first quarter of 2008 to 15.4% in the first quarter of 2009. At K&G, comparable store sales increased 2.3% due mainly to stabilization of store traffic levels and an increase in average sales per transaction.

The Company’s gross margin was as follows:

	For the Quarter Ended
	May 2,	May 3,
	2009	2008

Gross margin	$187,989	$211,755

Gross margin as a percentage of related sales:
Clothing product, including buying and distribution costs	53.4%	56.6%
Tuxedo rental services	83.2%	82.1%
Alteration and other services	28.4%	23.7%
Occupancy costs	(15.6)%	(15.0)%
Total	40.5%	43.1%
     Total gross margin decreased 11.2% from the same prior year quarter to $188.0 million in the first quarter of 2009. As a percentage of sales, total gross margin decreased from 43.1% in the first quarter of 2008 to 40.5% in the first quarter of 2009. This decrease is due mainly to lower clothing product margins and an increase from 15.0% in the first quarter of 2008 to 15.6% in the first quarter of 2009 for occupancy cost, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation. On an absolute dollar basis, occupancy cost decreased by 1.3% from the first quarter of 2008 to the first quarter of 2009. With respect to gross margin as a percentage of related sales, the clothing product gross margin decreased from 56.6% in 2008 to 53.4% in 2009 due primarily to higher markdowns from increased promotional activity at our Men’s Wearhouse and Moores stores. The tuxedo rental services gross margin increased from 82.1% in 2008 to 83.2% in 2009 due mainly to the absence in 2009 of costs incurred in the first quarter of 2008 associated with realignment of our tuxedo rental product inventory. The gross margin for alteration and other services increased from 23.7% in 2008 to 28.4% in 2009 mainly as a result of increased alteration sales associated with the increased unit sales from our promotional events.
     Selling, general and administrative expenses decreased to $179.2 million in the first quarter of 2009 from $196.7 million in the first quarter of 2008, a decrease of $17.4 million or 8.9%. As a percentage of sales, these expenses decreased from 40.0% in the first quarter of 2008 to 38.6% in the first quarter of 2009. The components of this 1.4% net decrease in SG&A expenses as a percentage of net sales and the related absolute dollar changes were as follows:

%	Attributed to

0.6	Increase in advertising expense as a percentage of sales from 4.2% in the first quarter of 2008 to 4.8% in the first quarter of 2009. On an absolute dollar basis, advertising expense increased $1.3 million.
—	Store salaries as a percentage of sales remained constant at 14.8% for the first quarter of 2008 and 2009. Store salaries on an absolute dollar basis decreased $3.9 million primarily due to decreased commissions and store personnel due to decreased sales in 2009.
(0.2)	Decrease in other SG&A expenses of $0.9 million due to the absence in 2009 of costs incurred in the first quarter of 2008 in connection with the July 11, 2008 closure of the Canadian based manufacturing facility operated by the Company’s subsidiary, Golden Brand.
(1.8)	Decrease in other SG&A expenses as a percentage of sales from 20.8% in the first quarter of 2008 to 19.0% in the first quarter of 2009. On an absolute dollar basis, other SG&A expenses decreased $13.9 million primarily due to cost control initiatives and operational changes started in the fourth quarter of 2008.
(1.4)%	Total
     Interest expense decreased from $1.6 million in the first quarter of 2008 to $0.4 million in the first quarter of 2009 while interest income decreased from $0.8 million in the first quarter of 2008 to $0.3 million in the first quarter of 2009. Weighted average borrowings outstanding decreased from $115.3 million in the first quarter of 2008 to $61.9 million in the first quarter of 2009, and the weighted average interest rate on outstanding indebtedness decreased from 5.2% to 2.2%. The decrease in the weighted average borrowings was due the voluntary repayment of a portion of our Canadian term loan in October 2008 of approximately US$31.9 million. The weighted average interest rate for the first quarter of 2009 decreased mainly due to a decrease in the effective interest rate for the Canadian term loan from 4.0% at May 3, 2008 to 1.4% at May 2, 2009. The decrease in interest income was primarily attributable to lower interest rates for the first quarter of 2009 as compared to the first quarter of 2008.

     Our effective income tax rate was 39.0% for the first quarter of 2009 and 30.6% for the first quarter of 2008. The effective tax rate in 2009 was higher than the statutory U.S. federal rate of 35% primarily due to the effect of state income taxes. The lower effective income tax rate for the first quarter of 2008 resulted from the conclusion of certain income tax audits, offset partially by the effect of state income taxes. The income tax audits concluded during the first quarter of 2008 affected the effective tax rate for that period by $1.1 million of recognized tax benefits. During the first quarter of 2009, we concluded certain income tax audits which resulted in no additional tax liabilities. Additionally, during the first quarter of 2009, we recognized an immaterial amount of previously unrecognized tax benefits and associated accrued interest.
     These factors resulted in net earnings of $5.3 million or 1.1% of net sales for the first quarter of 2009, compared with net earnings of $9.9 million or 2.0% of net sales for the first quarter of 2008.
Liquidity and Capital Resources
     At May 2, 2009 and January 31, 2009, cash and cash equivalents totaled $107.5 million and $87.4 million, respectively. We had working capital of $383.6 million, $411.4 million and $406.7 million at May 2, 2009, January 31, 2009 and May 3, 2008, respectively, which included short-term investments of $17.7 million, $17.1 million and $9.7 million, respectively. Our primary sources of working capital are cash flows from operations and borrowings under our Credit Agreement. Historically, our working capital has been at its lowest level in January and February, and has increased through November as inventory buildup occurs in preparation for the fourth quarter selling season. The $27.8 million decrease in working capital at May 2, 2009 compared to January 31, 2009 resulted primarily from increased accounts payable and accrued expenses due to the timing of vendor payments.
Credit Facilities
     Our Amended and Restated Credit Agreement (the “Credit Agreement”) with a group of banks, which was last amended on February 2, 2007, provides for a total senior secured revolving credit facility of $200.0 million, which can be expanded to $250.0 million upon additional lender commitments, that matures on February 11, 2012. The Credit Agreement also provided our Canadian subsidiaries with a senior secured term loan used to fund the repatriation of US$74.7 million of Canadian earnings in January 2006 under the American Jobs Creation Act of 2004. The Canadian term loan matures on February 10, 2011. The Credit Agreement is secured by the stock of certain of the Company’s subsidiaries. The Credit Agreement has several borrowing and interest rate options including the following indices: (i) an alternate base rate (equal to the greater of the prime rate or the federal funds rate plus 0.5%) or (ii) LIBO rate or (iii) CDO rate. Advances under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin up to 1.125%. The Credit Agreement also provides for fees applicable to unused commitments ranging from 0.100% to 0.175%. As of May 2, 2009, there was US$39.2 million outstanding under the Canadian term loan, with an effective interest rate of 1.4%, and no borrowings outstanding under the revolving credit facility.
     The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain certain financial ratios. The restrictive provisions in the Credit Agreement reflect an overall covenant structure that is generally representative of a commercial loan made to an investment-grade company. Our debt, however, is not rated, and we have not sought, and are not seeking, a rating of our debt. We were in compliance with the covenants in the Credit Agreement as of May 2, 2009.
     The recent significant disruption to the U.S. and global credit markets has made it difficult for many businesses to obtain financing on acceptable terms. If these adverse market conditions continue or worsen, it may be more difficult for us to renew or increase our credit facility.
     We utilize letters of credit primarily to secure inventory purchases. At May 2, 2009, letters of credit totaling approximately $12.1 million were issued and outstanding.
Cash flow activities
     Operating activities — Our primary source of operating cash flow is from sales to our customers. Our primary uses of cash include merchandise inventory and tuxedo rental product purchases, personnel related expenses, occupancy costs, advertising costs and income tax payments. Our operating activities provided net cash of $63.3 million in the first quarter of 2009, due mainly to net earnings, adjusted for non-cash charges, and increases in accounts payable, accrued expenses and other current liabilities and income taxes payable, offset by increases in tuxedo rental product and accounts receivable. During the first quarter of 2008, our operating activities provided net cash of $7.3 million, due mainly to net earnings, adjusted for non-cash charges, offset by increases in tuxedo rental product and accounts receivable and decreases in accounts payable, accrued expenses and other current liabilities and income taxes payable. The increase in tuxedo rental product in the first quarter of 2009 and 2008 was due to purchases to support our tuxedo rental business, including realignment and replacement of a portion of our tuxedo rental product offerings in both periods. The increase in accounts receivable in the first quarter of 2009 and 2008 was due mainly to the seasonal increase at quarter end for receivables from third-party credit card providers for prom and other tuxedo rentals. The increase in accounts payable, accrued expenses and other current liabilities in the first quarter of 2009 was primarily due to the timing of vendor payments and the increased purchases of tuxedo rental product, while the increase in income taxes payable was due to the timing and amounts of required tax payments and refunds received. The decrease in accounts payable, accrued expenses and other current liabilities in the first quarter of 2008 was primarily due to reduced purchases associated with decreased clothing sales, while the decrease in income taxes payable was due to the timing of required tax payments.
     Investing activities — Our cash outflows from investing activities are primarily for capital expenditures and purchases of short-term investments, while cash inflows are primarily the result of proceeds from sales of short-term investments. During the first quarter of 2009, our investing activities used net cash of $15.0 million for capital expenditures. During the first quarter of 2008, our investing activities provided net cash of $20.4 million due mainly to proceeds from available-for-sale investments of $50.3 million, offset by capital expenditures of $29.9 million. Our capital expenditures relate to costs incurred for stores opened, remodeled or relocated during the period or under construction at the end of the period, office and distribution facility additions and infrastructure technology investments.
     Financing activities — Our cash outflows from financing activities consist primarily of cash dividend payments and debt payments, while cash inflows from financing activities consist primarily of proceeds from our revolving credit facility. During the first quarter of 2009, our financing activities used net cash of $29.9 million due mainly to payments on our revolving credit facility of $25.0 million and cash dividends paid of $3.7 million. Our financing activities provided net cash of $12.1 million for the first quarter of 2008, due mainly to net proceeds of $16.6 million from our revolving credit facility, offset partially by the payment of $3.6 million in cash dividends.
     Share repurchase program — In January 2006, the Board of Directors authorized a $100.0 million share repurchase program of our common stock. This authorization superceded any remaining previous authorizations. In August 2007, the Company’s Board of Directors approved a replenishment of the Company’s share repurchase program to $100 million by authorizing $90.3 million to be added to the remaining $9.7 million of the then current program. No shares were purchased under the August 2007 authorization during the first quarter of 2009 or 2008. At May 2, 2009, the remaining balance available under the August 2007 authorization was $44.3 million.
     For the quarter ended May 2, 2009, 7,292 shares at a cost of $0.1 million were repurchased at an average price per share of $12.29 in a private transaction to satisfy tax withholding obligations arising upon the vesting of certain restricted stock. For the quarter ended May 3, 2008, 6,728 shares at a cost of $0.2 million were repurchased at an average price per share of $23.13 in a private transaction to satisfy tax withholding obligations arising upon the vesting of certain restricted stock.
     Dividends — Cash dividends paid were approximately $3.7 million and $3.6 million for the quarter ended May 2, 2009 and May 3, 2008, respectively.
     In April 2009, our Board of Directors declared a quarterly cash dividend of $0.07 per share payable on June 26, 2009 to shareholders of record at close of business on June 16, 2009. The dividend payout is estimated to be approximately $3.7 million and is included in accrued expenses and other current liabilities as of May 2, 2009.
Future cash flow
     The continued weakness of current economic conditions, including increased unemployment levels, lowered consumer spending and substantially deteriorated credit markets, could negatively affect our future operating results as well as our existing cash, cash equivalents and short-term investment balances. In addition, the recent turmoil in the financial markets could limit our access to additional capital resources, if needed, and could increase associated costs. We continue to anticipate a significant reduction in store openings and other capital expenditures in the next 12 months relative to 2008 levels. We believe based on our current business plan that our existing cash, short-term investments and cash flows from operations will be sufficient to fund our planned store openings, other capital expenditures and operating cash requirements and that we will be able to maintain compliance with the covenants in our Credit Agreement for at least the next 12 months. In addition, as of May 2, 2009, borrowings available under our Credit Agreement were $187.9 million. However, current economic conditions are creating potential acquisition opportunities. If such acquisition opportunities develop, we may need to raise additional capital in order to complete such acquisitions and/or our Credit Agreement might need to be modified.
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
     Interest Rate Risk
     We are also subject to market risk as a result of the outstanding balance of US$39.2 million under our Canadian term loan at May 2, 2009, which bears a variable interest rate (see Note 3 of Notes to Condensed Consolidated Financial Statements). An increase in market interest rates would increase our interest expense and our cash requirements for interest payments. For example, an average increase of 0.5% in the variable interest rate would increase our interest expense and payments by approximately $0.2 million. At May 2, 2009 there were no borrowings outstanding under our revolving credit facility.
     We also have exposure to market rate risk for changes in interest rates as those rates relate to our investment portfolio. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. As of May 2, 2009, we have highly liquid investments classified as cash equivalents and short-term investments in our condensed consolidated balance sheet. Future investment income earned on our cash equivalents and short-term investments will fluctuate in line with short-term interest rates.
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the fiscal quarter ended May 2, 2009. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended May 2, 2009 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Changes in Internal Controls over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended May 2, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (c) The following table presents information with respect to purchases of common stock of the Company made during the quarter ended May 2, 2009 as defined by Rule 10b-18(a)(3) under the Exchange Act:

			(c)
			Total	(d)
			Number of	Approximate
			Shares	Dollar Value of
			Purchased	Shares that
			as Part of	May Yet Be
	(a)	(b)	Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased	Per Share	Programs	Programs
				(In thousands)
	(1)			(2)
February 1, 2009 through February 28, 2009	7,292	$12.29	—	$44,319

March 1, 2009 through April 4, 2009	—	—	—	$44,319

April 5, 2009 through May 2, 2009	—	—	—	$44,319

Total	7,292	$12.29	—	$44,319

(1)	Represents restricted shares repurchased to satisfy tax withholding obligations arising upon the vesting of certain restricted shares.

(2)	Refer to Note 7 of Notes to Condensed Consolidated Financial Statements for information regarding our share repurchase program.

ITEM 6 — EXHIBITS
     (a) Exhibits.

Exhibit
Number		Exhibit Index

10.1	—	Form of Change in Control Agreement entered into effective as of May 15, 2009, by and between The Men’s Wearhouse, Inc. and each of George Zimmer, David Edwab, Neill P. Davis, Douglas S. Ewert, Charles Bresler, Ph.D., William Silveira, James Zimmer, Gary Ckodre, Diana Wilson and Carole Souvenir (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 20, 2009).

31.1	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

31.2	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).

32.1	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

32.2	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, The Men’s Wearhouse, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 9, 2009	THE MEN’S WEARHOUSE, INC.
	By	/s/ NEILL P. DAVIS
Neill P. Davis
Executive Vice President, Chief Financial Officer, Treasurer and Principal Financial Officer

EXHIBIT INDEX

Exhibit
Number		Exhibit Index

10.1	—	Form of Change in Control Agreement entered into effective as of May 15, 2009, by and between The Men’s Wearhouse, Inc. and each of George Zimmer, David Edwab, Neill P. Davis, Douglas S. Ewert, Charles Bresler, Ph.D., William Silveira, James Zimmer, Gary Ckodre, Diana Wilson and Carole Souvenir (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 20, 2009).

31.1	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

31.2	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).

32.1	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

32.2	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).