Form 10-Q
period 2009-08-01
MENS WEARHOUSE INC
filed 2009-09-10
CIK 884217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    August 1, 2009    or

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
     The number of shares of common stock of the Registrant, par value $.01 per share, outstanding at September 4, 2009 was 52,170,760 excluding 18,111,602 shares classified as Treasury Stock.

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
PART I. FINANCIAL INFORMATION
ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GENERAL INFORMATION
     The condensed consolidated financial statements herein include the accounts of The Men’s Wearhouse, Inc. and its subsidiaries and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. As applicable under such regulations, certain information and footnote disclosures have been condensed or omitted. We believe that the presentation and disclosures herein are adequate to make the information not misleading, and the condensed consolidated financial statements reflect all elimination entries and normal adjustments which are necessary for a fair statement of the results for the three and six months ended August 1, 2009 and August 2, 2008.
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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	August 1,	August 2,	January 31,
	2009	2008	2009
	(Unaudited)	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$144,449	$119,248	$87,412
Short-term investments	19,490	—	17,121
Accounts receivable, net	17,129	19,047	16,315
Inventories	430,777	457,212	440,099
Other current assets	51,876	59,012	70,668

Total current assets	663,721	654,519	631,615

PROPERTY AND EQUIPMENT, net	375,595	400,791	387,472

TUXEDO RENTAL PRODUCT, net	107,848	90,860	96,691
GOODWILL	59,266	61,538	57,561
OTHER ASSETS, net	16,466	25,351	14,391

TOTAL	$1,222,896	$1,233,059	$1,187,730

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$78,918	$102,780	$108,800
Accrued expenses and other current liabilities	115,488	118,113	111,404
Income taxes payable	19,276	9,347	19

Total current liabilities	213,682	230,240	220,223

LONG-TERM DEBT	43,161	84,221	62,916

DEFERRED TAXES AND OTHER LIABILITIES	63,289	67,320	62,443

Total liabilities	320,132	381,781	345,582

COMMITMENTS AND CONTINGENCIES (Note 3 and Note 11)

SHAREHOLDERS’ EQUITY:
Preferred stock	—	—	—
Common stock	703	698	700
Capital in excess of par	319,029	308,670	315,404
Retained earnings	961,670	915,541	924,288
Accumulated other comprehensive income	33,988	38,905	14,292

Total	1,315,390	1,263,814	1,254,684

Treasury stock, at cost	(412,626)	(412,536)	(412,536)

Total shareholders’ equity	902,764	851,278	842,148

TOTAL	$1,222,896	$1,233,059	$1,187,730

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008

Net sales:
Clothing product	$364,302	$386,108	$723,364	$774,599
Tuxedo rental services	129,567	127,453	200,986	197,647
Alteration and other services	32,339	31,728	65,992	64,139

Total net sales	526,208	545,289	990,342	1,036,385

Cost of sales:
Clothing product, including buying and distribution costs	170,187	172,474	337,644	340,965
Tuxedo rental services	21,475	20,802	33,507	33,367
Alteration and other services	23,690	25,204	47,780	49,935
Occupancy costs	73,068	73,766	145,634	147,320

Total cost of sales	288,420	292,246	564,565	571,587

Gross margin	237,788	253,043	425,777	464,798

Selling, general and administrative expenses	173,896	198,886	353,109	395,536

Operating income	63,892	54,157	72,668	69,262

Interest income	231	694	489	1,515
Interest expense	(231)	(1,040)	(649)	(2,639)

Earnings before income taxes	63,892	53,811	72,508	68,138

Provision for income taxes	24,407	20,986	27,767	25,370

Net earnings	$39,485	$32,825	$44,741	$42,768

Net earnings per common share: (Note 2)
Basic	$0.75	$0.64	$0.85	$0.83

Diluted	$0.75	$0.63	$0.85	$0.82

Weighted average common shares outstanding: (Note 2)
Basic	52,112	51,639	52,004	51,555

Diluted	52,255	51,862	52,105	51,863

Cash dividends declared per common share	$0.07	$0.07	$0.14	$0.14

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended
	August 1,	August 2,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$44,741	$42,768
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	43,881	46,925
Tuxedo rental product amortization	22,089	21,819
Loss on disposition of assets	1,750	361
Deferred rent expense	892	2,284
Share-based compensation	5,159	4,732
Deferred tax benefit	(8,135)	(2,771)
Increase in accounts receivable	(631)	(956)
Decrease in inventories	15,460	33,276
Increase in tuxedo rental product	(30,816)	(29,195)
Decrease in other assets	24,755	2,693
Decrease in accounts payable, accrued expenses and other current liabilities	(27,682)	(36,734)
Increase in income taxes payable	19,942	1,709
Decrease in other liabilities	(1,276)	(1,304)

Net cash provided by operating activities	110,129	85,607

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(28,757)	(49,524)
Proceeds from sales of available-for-sale investments	—	59,921
Other investing activities	—	12

Net cash provided by (used in) investing activities	(28,757)	10,409

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,051	1,181
Proceeds from revolving credit facility	—	100,600
Payments on revolving credit facility	(25,000)	(105,975)
Cash dividends paid	(7,344)	(7,281)
Tax payments related to vested deferred stock units	(1,630)	(1,389)
Excess tax benefits from share-based plans	42	69
Purchase of treasury stock	(90)	(156)

Net cash used in financing activities	(32,971)	(12,951)

Effect of exchange rate changes	8,636	(3,263)

INCREASE IN CASH AND CASH EQUIVALENTS	57,037	79,802
Balance at beginning of period	87,412	39,446

Balance at end of period	$144,449	$119,248

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
     Fair Value of Financial Instruments — As of August 1, 2009 and January 31, 2009, management estimates that the fair value of cash and cash equivalents, short-term investments, receivables, accounts payable, accrued expenses and other current liabilities and long-term debt are carried at amounts that reasonably approximate their fair value.
     Refer to Note 9 for Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) disclosures.
     Gift cards and gift card breakage — Proceeds from the sale of gift cards are recorded as a liability and are recognized as net sales from products and services when the cards are redeemed. Our gift cards do not have an expiration date. Prior to the second quarter of 2009, all unredeemed gift card proceeds were reflected as a liability until escheated in accordance with applicable laws and we did not recognize any income from unredeemed gift cards. During the second quarter of 2009, we entered into an agreement with an unrelated third party who assumed our liability for unredeemed gift cards that had not yet reached their statutory escheatment term. As a result of this agreement, we are no longer subject to certain third-party claims for unredeemed gift cards. Accordingly, beginning with the second quarter of 2009, we recognize income from breakage of gift cards when the likelihood of redemption of the gift card is remote. We determine our gift card breakage rate based upon historical redemption patterns. Based on this historical information, the likelihood of a gift card remaining unredeemed can be determined 36 months after the gift card is issued. At that time, breakage income is recognized for those cards for which the likelihood of redemption is deemed to be remote and for which there is no legal obligation for us to remit the value of such unredeemed gift cards to any relevant jurisdictions. Gift card breakage income is recorded as other operating income and is classified as a reduction of “Selling, general and administrative expenses” in our condensed consolidated statement of earnings. Pretax breakage income of $3.2 million ($2.0 million after tax or $0.04 per diluted earnings per common share) was recognized during the three months ended August 1, 2009. Gift card breakage estimates are reviewed on a quarterly basis.
     Recently Issued Accounting Pronouncements — In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157. This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of SFAS 157 for one year for certain nonfinancial assets and liabilities. We adopted the provisions of SFAS 157 on February 3, 2008, except for those items specifically deferred under FSP SFAS 157-2, which were adopted on February 1, 2009. The adoption of SFAS 157 and its provisions did not have a material impact on our financial position, results of operations or cash flows.

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
     In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). This FSP provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per common share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period earnings per common share data presented shall be adjusted retrospectively. Early application of this FSP is prohibited. We adopted this FSP on February 1, 2009. We calculated basic and diluted earnings per common share under both the two-class method and the treasury stock method for the three and six months ended August 1, 2009, noting no significant difference on the basic and diluted earnings per common share calculations. FSP EITF 03-6-1 has not been applied to prior year quarters as the impact is immaterial. Refer to Note 2 for earnings per common share disclosures.
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
     In April 2009, the FASB issued FSP Financial Accounting Standards (“FAS”) 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”) to enhance disclosures regarding fair value measurements. FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FSP FAS 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009. As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 did not affect our financial position, results of operations or cash flows. Refer to “Fair Value of Financial Instruments” included within this Note 1 for disclosures regarding fair value measurements.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim periods ending after June 15, 2009. As SFAS 165 amends only the disclosure requirements about subsequent events, the adoption of SFAS 165 did not affect our financial position, results of operations or cash flows. We have evaluated subsequent events through September 10, 2009, which is the date the condensed consolidated financial statements were issued.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
2. Earnings per Share
     As described in Note 1, “Recently Issued Accounting Pronouncements”, we adopted FSP EITF 03-6-1 on February 1, 2009. Our unvested restricted stock and deferred stock units contain rights to receive nonforfeitable dividends, and thus are participating securities requiring the two-class method of computing earnings per common share. The two-class method is an earnings allocation formula that determines earnings per common share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. We calculated basic and diluted earnings per common share under both the two-class method and the treasury stock method for the three and six months ended August 1, 2009, noting no significant difference on the basic and diluted earnings per common share calculations. FSP EITF 03-6-1 has not been applied to prior year quarters as the impact is immaterial.
     Basic earnings per common share is determined using the two-class method and is computed by dividing net earnings attributable to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per common share reflects the more dilutive earnings per common share amount calculated using the treasury stock method or the two-class method. The treasury stock method continues to be disclosed for the three and six months ended August 2, 2008.
     The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share amounts):

	For the Three Months		For the Six Months
	Ended		Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008

Numerator
Net earnings	$39,485	$32,825	$44,741	$42,768
Net earnings allocated to participating securities (restricted stock and deferred stock units)	(388)	—	(442)	—

Net earnings available to common shareholders	$39,097	$32,825	$44,299	$42,768

Denominator
Basic weighted average common shares outstanding	52,112	51,639	52,004	51,555
Effect of dilutive securities:
Stock options and equity-based compensation	143	223	101	308

Diluted weighted average common shares outstanding	52,255	51,862	52,105	51,863

Net earnings per common share:
Basic	$0.75	$0.64	$0.85	$0.83

Diluted	$0.75	$0.63	$0.85	$0.82

     For the three and six months ended August 1, 2009, 1.0 million and 1.2 million anti-dilutive stock options were excluded from the calculation of diluted earnings per common share, respectively. For the three and six months ended August 2, 2008, 1.1 million and 0.9 million anti-dilutive shares of common stock were excluded from the calculation of diluted earnings per common share, respectively.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
3. Long-Term Debt
     Our Amended and Restated Credit Agreement (the “Credit Agreement”) with a group of banks, which was last amended on February 2, 2007, provides for a total senior secured revolving credit facility of $200.0 million, which can be expanded to $250.0 million upon additional lender commitments, that matures on February 11, 2012. The Credit Agreement also provided our Canadian subsidiaries with a secured term loan used to fund the repatriation of US$74.7 million of Canadian earnings in January 2006 under the American Jobs Creation Act of 2004. The Canadian term loan matures on February 10, 2011. The Credit Agreement is secured by the stock of certain of the Company’s subsidiaries. The Credit Agreement has several borrowing and interest rate options including the following indices: (i) an alternate base rate (equal to the greater of the prime rate or the federal funds rate plus 0.5%) or (ii) LIBO rate or (iii) CDO rate. Advances under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin up to 1.125%. The Credit Agreement also provides for fees applicable to unused commitments ranging from 0.100% to 0.175%. As of August 1, 2009, there was US$43.2 million outstanding under the Canadian term loan with an effective interest rate of 1.3%, and no borrowings outstanding under the revolving credit facility.
     The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain certain financial ratios. The restrictive provisions in the Credit Agreement reflect an overall covenant structure that is generally representative of a commercial loan made to an investment-grade company. Our debt, however, is not rated, and we have not sought, and are not seeking, a rating of our debt. We were in compliance with the covenants in the Credit Agreement as of August 1, 2009.
     The continued disruption to the U.S. and global credit markets has made it difficult for many businesses to obtain financing on acceptable terms. If these adverse market conditions continue or worsen, it may be more difficult for us to renew or increase our credit facility.
     We utilize letters of credit primarily to secure inventory purchases. At August 1, 2009, letters of credit totaling approximately $12.1 million were issued and outstanding.
4. Comprehensive Income and Supplemental Cash Flows
     Our comprehensive income is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008

Net earnings	$39,485	$32,825	$44,741	$42,768
Currency translation adjustments, net of tax	14,933	(1,293)	19,696	(4,724)

Comprehensive income	$54,418	$31,532	$64,437	$38,044

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Supplemental disclosure of cash flow information is as follows (in thousands):

	For the Six Months Ended
	August 1, 2009	August 2, 2008
Cash paid (received) during the six months for:
Interest	$566	$2,558
Income taxes, net	(3,558)	26,039

Schedule of noncash investing and financing activities:
Tax deficiency related to share-based plans	(952)	(760)
Treasury stock contributed to employee stock plan	—	1,000
     We had cash dividends declared of $3.7 million at August 1, 2009 and at August 2, 2008. We had unpaid capital expenditure purchases accrued in accounts payable, accrued expenses and other current liabilities of approximately $3.9 million and $3.8 million at August 1, 2009 and August 2, 2008, respectively. Capital expenditure purchases are recorded as cash outflows from investing activities in the condensed consolidated statement of cash flows in the period they are paid.
5. Goodwill and Other Intangible Assets
     Changes in the net carrying amount of goodwill for the year ended January 31, 2009 and for the six months ended August 1, 2009 are as follows (in thousands):

Balance February 2, 2008	$65,309
Translation adjustment	(5,295)
Adjustment of goodwill of acquired business	(1,338)
Adjustment for excess of tax deductible goodwill	(1,115)

Balance, January 31, 2009	$57,561
Translation adjustment	3,132
Adjustment for excess of tax deductible goodwill	(1,427)

Balance, August 1, 2009	$59,266

     Goodwill is evaluated for impairment annually as of our fiscal year end. A more frequent evaluation is performed if events or circumstances indicate that impairment could have occurred. Such events or circumstances could include, but are not limited to, new significant negative industry or economic trends, unanticipated changes in the competitive environment, decisions to significantly modify or dispose of operations and a significant sustained decline in the market price of our stock. No additional impairment evaluation was considered necessary during the first six months of 2009.
     The gross carrying amount and accumulated amortization of our other intangibles, which are included in other assets in the accompanying balance sheet, are as follows (in thousands):

	August 1,	August 2,	January 31,
	2009	2008	2009

Trademarks, tradenames, favorable leases and other intangibles	$16,991	$17,076	$17,037
Accumulated amortization	(10,576)	(8,039)	(9,330)

Net total	$6,415	$9,037	$7,707

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The pretax amortization expense associated with intangible assets totaled approximately $1.3 million for each of the six months ended August 1, 2009 and August 2, 2008, and approximately $2.6 million for the year ended January 31, 2009. Pretax amortization associated with intangible assets at August 1, 2009 is estimated to be $0.9 million for the remainder of fiscal year 2009, $1.5 million for fiscal year 2010, $1.2 million for fiscal year 2011, $0.8 million for fiscal year 2012 and $0.7 million for fiscal year 2013.
6. Other Assets, Accrued Expenses and Other Current Liabilities and Deferred Taxes and Other Liabilities
     Other current assets consist of the following (in thousands):

	August 1,	August 2,	January 31,
	2009	2008	2009

Prepaid expenses	$25,691	$26,878	$26,603
Current deferred tax asset	16,549	17,589	11,812
Tax receivable	5,339	6,140	24,335
Other	4,297	8,405	7,918

Total other current assets	$51,876	$59,012	$70,668

Accrued expenses and other current liabilities consist of the following (in thousands):

Accrued salary, bonus, sabbatical and vacation	$31,152	$31,951	$36,865
Sales, payroll and property taxes payable	14,385	16,772	14,887
Unredeemed gift certificates	13,025	17,386	17,801
Accrued workers compensation and medical costs	16,157	13,128	14,790
Tuxedo rental deposits	22,228	21,345	9,171
Other	18,541	17,531	17,890

Total accrued expenses and other current liabilities	$115,488	$118,113	$111,404

Deferred taxes and other liabilities consist of the following (in thousands):

Deferred rent and landlord incentives	$44,223	$44,809	$44,204
Non-current deferred and other income tax liabilities	12,506	15,018	11,807
Other	6,560	7,493	6,432

Total deferred taxes and other liabilities	$63,289	$67,320	$62,443

7. Treasury Stock
     As of August 1, 2009, we had 18,111,602 shares held in treasury stock. The change in our treasury shares for the year ended January 31, 2009 and for the six months ended August 1, 2009 is provided below:

Treasury
Shares
Balance, February 2, 2008	18,154,660
Treasury stock issued to profit sharing plan	(57,078)
Purchases of treasury stock	6,728

Balance, January 31, 2009	18,104,310
Purchases of treasury stock	7,292

Balance, August 1, 2009	18,111,602

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     In January 2006, the Board of Directors authorized a $100.0 million share repurchase program of our common stock. This authorization superceded any remaining previous authorizations. In August 2007, the Company’s Board of Directors approved a replenishment of the Company’s share repurchase program to $100 million by authorizing $90.3 million to be added to the remaining $9.7 million of the then current program. No shares were purchased under the August 2007 authorization during the first six months of 2009 or 2008. At August 1, 2009, the remaining balance available under the August 2007 authorization was $44.3 million.
     During the six months ended August 1, 2009, 7,292 shares at a cost of $0.1 million were repurchased at an average price per share of $12.29 in a private transaction to satisfy tax withholding obligations arising upon the vesting of certain restricted stock. During the six months ended August 2, 2008, 6,728 shares at a cost of $0.2 million were repurchased at an average price per share of $23.13 in a private transaction to satisfy tax withholding obligations arising upon the vesting of certain restricted stock.
8. Share-Based Compensation Plans
     We maintain several equity plans under which we may grant stock options, stock appreciation rights, restricted stock, deferred stock units and performance based awards to full-time key employees and non-employee directors. We account for share-based awards using SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the compensation cost resulting from all share-based payment transactions be recognized in the financial statements. The amount of compensation cost is measured based on the grant-date fair value of the instrument issued and is recognized over the vesting period. Share-based compensation expense recognized for the three and six months ended August 1, 2009 was $2.4 million and $5.2 million, respectively. Share-based compensation expense recognized for the three and six months ended August 2, 2008 was $2.5 million and $4.7 million, respectively.
     Stock Options
     The following table summarizes stock option activity for the six months ended August 1, 2009:

		Weighted-
		Average
		Exercise
	Shares	Price
Outstanding at January 31, 2009	1,661,858	$19.95
Granted	140,322	17.31
Exercised	(9,985)	10.29
Expired	(8,003)	16.01

Outstanding at August 1, 2009	1,784,192	$19.81

Exercisable at August 1, 2009	682,880	$17.16

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The weighted-average grant date fair value of the 140,322 stock options granted during the six months ended August 1, 2009 was $7.22 per share. The following table summarizes the weighted average assumptions used to fair value stock options at the date of grant using the Black-Scholes option pricing model for the three and six months ended August 1, 2009:

		For the six
	For the three	months
	months ended	ended
	August 1,	August 1,
	2009	2009

Risk-free interest rate	2.41%	2.21%
Expected lives	7.3 years	6.9 years
Dividend yield	1.91%	1.99%
Expected volatility	50.85%	50.83%
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
     As of August 1, 2009, we have unrecognized compensation expense related to nonvested stock options of approximately $7.0 million which is expected to be recognized over a weighted average period of 3.2 years.
     Restricted Stock and Deferred Stock Units
     The following table summarizes restricted stock and deferred stock unit activity for the six months ended August 1, 2009:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 31, 2009	545,237	$26.34
Granted	262,655	17.62
Vested (1)	(288,383)	27.40
Forfeited	(2,050)	18.55

Nonvested at August 1, 2009	517,459	$21.36

(1)	Includes 87,529 shares relinquished for tax payments related to vested deferred stock units for the six months ended August 1, 2009.
     During the six months ended August 1, 2009, 19,360 restricted stock shares and 269,023 deferred stock units vested. No shares of restricted stock were granted or forfeited during the six months ended August 1, 2009. Total nonvested shares of 517,459 at August 1, 2009 include 90,224 nonvested restricted stock shares.
     As of August 1, 2009, we have unrecognized compensation expense related to nonvested restricted stock shares and deferred stock units of approximately $7.9 million which is expected to be recognized over a weighted average period of 1.7 years.

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
     During the six months ended August 1, 2009, employees purchased 79,018 shares under the ESDP, which had a weighted-average share price of $12.00 per share. As of August 1, 2009, 1,236,842 shares were reserved for future issuance under the ESDP.
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
     As of August 1, 2009, we have highly liquid investments classified as cash equivalents and short-term investments included in our condensed consolidated balance sheet. Cash equivalents consist of money market instruments and guaranteed investment certificates that have original maturities of three months or less. Short-term investments consist of cashable guaranteed investment certificates with original maturities of more than three months, but less than one year. Cashable guaranteed investment certificates are one year investments that can be liquidated any time after a 30 day holding period from the date of purchase without penalty. As of August 1, 2009, the carrying amount of these instruments included in cash equivalents and short-term investments was $95.4 million and $19.5 million, respectively. The carrying amount of these instruments approximates fair value and is considered a Level 1 fair value measurement based on the criteria and fair value hierarchy of SFAS 157. We had no financial liabilities measured at fair value on a recurring basis at August 1, 2009.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
10. Manufacturing Facility Closure
     On March 3, 2008, we announced that Golden Brand Clothing (Canada) Ltd., an indirect wholly owned subsidiary of the Company, intended to close its Montreal, Quebec-based manufacturing facility. The facility was closed on July 11, 2008.
     In fiscal 2008, we recognized pretax costs of $10.0 million for closure of the facility, including $6.6 million for severance payments, $1.1 million for the write-off of fixed assets, $1.6 million for lease termination payments and approximately $0.7 million for other costs related to closing the facility. As of August 2, 2008, we had recognized pretax cost of $8.2 million of the total $10.0 million recorded in fiscal 2008 for the closure of the facility. These charges are included in “Selling, general and administrative expenses” in our condensed consolidated statement of earnings. No charges were recognized for the three and six months ended August 1, 2009. The accrued balance of $0.6 million at August 1, 2009 for closure of the facility relates to the remaining lease termination payments which will be paid over the remaining term of the lease through February 2010.
     The following table details information related to the accrued balance recorded during the three months ended August 1, 2009 related to the closure of the Montreal manufacturing facility (in thousands):

Accrued costs at May 2, 2009	$777
Cash payments	(249)
Translation adjustment	79

Accrued costs at August 1, 2009	$607

     The following table details information related to the accrued balance recorded during the six months ended August 1, 2009 related to the closure of the Montreal manufacturing facility (in thousands):

Accrued costs at January 31, 2009	$971
Cash payments	(475)
Translation adjustment	111

Accrued costs at August 1, 2009	$607

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
12. Supplemental Sales Information (in thousands)

	For the Three Months Ended		For the Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Net sales:
Men’s tailored clothing product	$197,774	$202,279	$389,541	$403,868
Men’s non-tailored clothing product	145,981	162,622	288,640	325,269
Ladies clothing product	17,762	15,958	38,477	33,353
Corporate apparel uniform product	2,785	5,249	6,706	12,109

Total clothing product	364,302	386,108	723,364	774,599

Tuxedo rental services	129,567	127,453	200,986	197,647

Alteration services	26,788	26,039	54,753	52,577
Retail dry cleaning services	5,551	5,689	11,239	11,562

Total alteration and other services	32,339	31,728	65,992	64,139

Total net sales	$526,208	$545,289	$990,342	$1,036,385

Net sales by brand:
MW (1)	$359,039	$362,692	$669,962	$690,622
K&G	93,597	96,412	198,113	197,027
Moores	65,236	75,247	104,322	125,065
MW Cleaners (2)	5,551	5,689	11,239	11,562
Twin Hill (3)	2,785	5,249	6,706	12,109

Total net sales	$526,208	$545,289	$990,342	$1,036,385

(1)	MW includes Men’s Wearhouse and Men’s Wearhouse and Tux stores.

(2)	MW Cleaners is our retail dry cleaning and laundry facilities in Houston, Texas.

(3)	Twin Hill is our corporate apparel and uniform program.

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
     The following table presents information with respect to retail apparel stores in operation during each of the respective fiscal periods:

	For the Three Months		For the Six Months		For the Year
	Ended		Ended		Ended
	August 1,	August 2,	August 1,	August 2,	January 31,
	2009	2008	2009	2008	2009
Stores open at beginning of period:	1,284	1,285	1,294	1,273	1,273
Opened	1	12	3	24	43
Closed	(7)	(10)	(19)	(10)	(22)

Stores open at end of period	1,278	1,287	1,278	1,287	1,294

Stores open at end of period:
U.S. —
Men’s Wearhouse	580	572	580	572	580
Men’s Wearhouse & Tux	473	493	473	493	489
K&G	108	106	108	106	108

	1,161	1,171	1,161	1,171	1,177
Canada —
Moores	117	116	117	116	117

	1,278	1,287	1,278	1,287	1,294

     The challenging economic and retail environment of 2008 continued throughout the first and second quarters of 2009 as unemployment increased and consumer spending continued to be weak. In response to these challenges, we continued efforts to stimulate sales with discounts and promotional events, managed our inventory purchases, maintained expense control efforts and reduced capital expenditures. We closed 19 stores (17 tux rental stores and two Men’s Wearhouse stores) that had reached the end of their lease terms during the six months ended August 1, 2009. Based on our experience with previous economic downturns, we believe long-term fundamentals for the men’s specialty apparel industry remain strong and that current negative conditions will stabilize over time. However, we cannot predict when a meaningful recovery will occur.
     We had revenues of $526.2 million and net earnings of $39.5 million for the three months ended August 1, 2009, compared to revenues of $545.3 million and net earnings of $32.8 million for the three months ended August 2, 2008. We had revenues of $990.3 million and net earnings of $44.7 million for the six months ended August 1, 2009, compared to revenues of $1,036.4 million and net earnings of $42.8 million for the six months ended August 2, 2008. The more significant factors impacting these results are addressed in the “Results of Operations” discussion below.
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

Results of Operations
Three Months Ended August 1, 2009 compared to Three Months Ended August 2, 2008
     The following table sets forth the Company’s results of operations expressed as a percentage of net sales for the periods indicated:

	For the Three Months
	Ended
	August 1,	August 2,
	2009	2008

Net sales:
Clothing product	69.2%	70.8%
Tuxedo rental services	24.6	23.4
Alteration and other services	6.2	5.8

Total net sales	100.0%	100.0%
Cost of sales:
Clothing product, including buying and distribution costs	32.3	31.6
Tuxedo rental services	4.1	3.8
Alteration and other services	4.5	4.7
Occupancy costs	13.9	13.5

Gross margin	45.2	46.4
Selling, general and administrative expenses	33.1	36.5

Operating income	12.1	9.9
Interest income	0.0	0.1
Interest expense	(0.0)	(0.2)

Earnings before income taxes	12.1	9.8
Provision for income taxes	4.6	3.8

Net earnings	7.5%	6.0%

     The Company’s net sales decreased $19.1 million, or 3.5%, to $526.2 million for the quarter ended August 1, 2009 as compared to the same prior year quarter. The decrease was due mainly to a $21.8 million decrease in clothing product revenues, offset partially by a $2.1 million increase in tuxedo rental service revenues, and is attributable to the following:

(in millions)	Amount Attributed to

$(12.3)	Decrease in comparable sales.
5.1	Increase from net sales of stores opened in 2008, relocated stores and expanded stores not yet included in comparable sales.
0.7	Increase in alteration services sales.
(2.9)	Decrease in corporate apparel and other sales.
(2.6)	Decrease in net sales resulting from stores closed.
0.6	Increase in net sales from 3 new stores opened in 2009.
(7.7)	Decrease in net sales resulting from exchange rate changes.

$(19.1)	Total
     Our comparable store sales (which are calculated by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period) decreased 2.0% at Men’s Wearhouse and 3.4% at Moores as moderate increases in units per transaction, driven by our promotional activities, were more than offset by lower store traffic levels. At K&G, comparable store sales decreased 3.6% primarily due to a decrease in average sales per transaction and lower store traffic levels. The continuation of negative macroeconomic conditions, including high unemployment, particularly affected sales of men’s apparel as buying patterns for men are considered to be more discretionary than those in other apparel areas. The lower clothing product sales were partially offset by increased revenues from our tuxedo rental services due mainly to higher average rental rates. As a percentage of total revenues, tuxedo rental service revenues increased from 23.4% in the second quarter of 2008 to 24.6% in the second quarter of 2009. Exchange rate changes from a weaker Canadian dollar also caused total sales for the second quarter of 2009 to be $7.7 million less than the comparable prior year sales.

     The Company’s gross margin was as follows:

	For the Three Months
	Ended
	August 1,	August 2,
	2009	2008

Gross margin (in thousands)	$237,788	$253,043

Gross margin as a percentage of related sales:
Clothing product, including buying and distribution costs	53.3%	55.3%
Tuxedo rental services	83.4%	83.7%
Alteration and other services	26.7%	20.6%
Occupancy costs .	(13.9)%	(13.5)%
Total gross margin	45.2%	46.4%
     Total gross margin decreased $15.3 million or 6.0% from the same prior year quarter to $237.8 million in the second quarter of 2009. As a percentage of sales, total gross margin decreased from 46.4% in the second quarter of 2008 to 45.2% in the second quarter of 2009. This decrease is due mainly to lower clothing product margins, offset slightly by an improved alteration margin. As a percentage of related sales, the clothing product gross margin decreased from 55.3% in 2008 to 53.3% in 2009 due primarily to higher markdowns from increased promotional activities at our Men’s Wearhouse and Moores stores. The gross margin for alteration and other services increased from 20.6% in 2008 to 26.7% in 2009 mainly as a result of reduced alteration costs combined with increased alteration sales associated with the increased unit sales from our promotional events. The tuxedo rental services gross margin decreased slightly from 83.7% in 2008 to 83.4% in 2009. Occupancy cost, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, increased from 13.5% of total sales in the second quarter of 2008 to 13.9% in the second quarter of 2009, but, on an absolute dollar basis, decreased 0.9% quarter-over-quarter.
     Selling, general and administrative expenses decreased to $173.9 million in the second quarter of 2009 from $198.9 million in the second quarter of 2008, a decrease of $25.0 million or 12.6%. As a percentage of sales, these expenses decreased from 36.5% in the second quarter of 2008 to 33.1% in the second quarter of 2009. The components of this 3.4% net decrease in SG&A expenses as a percentage of net sales and the related absolute dollar changes were as follows:

%	Attributed to

0.5
Increase in advertising expense as a percentage of sales from 2.9% in the second quarter of 2008 to 3.4% in the second quarter of 2009. On an absolute dollar basis, advertising expense increased $2.3 million.

(0.3)
Decrease in store salaries as a percentage of sales from 13.9% in the second quarter of 2008 to 13.6% in the second quarter of 2009. Store salaries on an absolute dollar basis decreased $4.5 million primarily due to decreased commissions and store personnel due to decreased sales in 2009.

(1.4)
Decrease in other SG&A expenses of $7.3 million due to the absence in 2009 of costs incurred in the second quarter of 2008 in connection with the July 11, 2008 closure of the Canadian based manufacturing facility operated by the Company’s subsidiary, Golden Brand.

(2.2)
Decrease in other SG&A expenses as a percentage of sales from 18.3% in the second quarter of 2008 to 16.1% in the second quarter of 2009. On an absolute dollar basis, other SG&A expenses decreased $15.5 million primarily due to the continuation of cost control efforts initiated in the fourth quarter of 2008 and the recognition of $3.2 million in other operating income from gift card breakage. During the second quarter of 2009, we entered into an agreement with an unrelated third party who assumed our liability for unredeemed gift cards that had not yet reached their statutory escheatment term. As a result of this agreement, we are no longer subject to certain third party claims for unredeemed gift cards, which allows us to recognize other income from breakage of gift cards when the likelihood of redemption of the gift cards is remote (see Note 1 of Notes to Condensed Consolidated Financial Statements).

(3.4)%	Total

     Interest expense decreased from $1.0 million in the second quarter of 2008 to $0.2 million in the second quarter of 2009 while interest income decreased from $0.7 million in the second quarter of 2008 to $0.2 million in the second quarter of 2009. Weighted average borrowings outstanding decreased from $88.6 million in the second quarter of 2008 to $41.1 million in the second quarter of 2009, and the weighted average interest rate on outstanding indebtedness decreased from 4.3% to 1.0%. The decrease in the weighted average borrowings was due to the voluntary repayment of a portion of our Canadian term loan in October 2008 of approximately US$31.9 million and payments on our revolving credit facility of $25.0 million during the first quarter of 2009. The weighted average interest rate for the second quarter of 2009 decreased mainly due to a decrease in the effective interest rate for the Canadian term loan from 4.0% at August 2, 2008 to 1.3% at August 1, 2009. The decrease in interest income was primarily attributable to lower interest rates for the second quarter of 2009 as compared to the second quarter of 2008.
     Our effective income tax rate was 38.2% for the second quarter of 2009 and 39.0% for the second quarter of 2008. The effective tax rate in 2009 and 2008 was higher than the statutory U.S. federal rate of 35% primarily due to the effect of state income taxes.
     These factors resulted in net earnings of $39.5 million or 7.5% of net sales for the second quarter of 2009, compared with net earnings of $32.8 million or 6.0% of net sales for the second quarter of 2008.
Six Months Ended August 1, 2009 compared to Six Months Ended August 2, 2008
     The following table sets forth the Company’s results of operations expressed as a percentage of net sales for the periods indicated:

	For the Six Months
	Ended
	August 1,	August 2,
	2009	2008

Net sales:
Clothing product	73.0%	74.7%
Tuxedo rental services	20.3	19.1
Alteration and other services	6.7	6.2

Total net sales	100.0%	100.0%
Cost of sales:
Clothing product, including buying and distribution costs	34.1	32.9
Tuxedo rental services	3.4	3.2
Alteration and other services	4.8	4.8
Occupancy costs	14.7	14.2

Gross margin	43.0	44.9
Selling, general and administrative expenses	35.7	38.2

Operating income	7.3	6.7
Interest income	0.1	0.2
Interest expense	(0.1)	(0.3)

Earnings before income taxes	7.3	6.6
Provision for income taxes	2.8	2.5

Net earnings	4.5%	4.1%

     The Company’s net sales decreased $46.0 million, or 4.4%, to $990.3 million for the six months ended August 1, 2009. The decrease was due mainly to a $51.2 million decrease in clothing product revenues, offset partially by a $3.3 million increase in tuxedo rental service revenues, and is attributable to the following:

(in millions)	Amount Attributed to

$(32.6)	Decrease in comparable sales.
11.1	Increase from net sales of stores opened in 2008, relocated stores and expanded stores not yet included in comparable sales.
2.2	Increase in alteration services sales.
(6.4)	Decrease in corporate apparel and other sales.
(4.6)	Decrease in net sales resulting from stores closed.
0.7	Increase in net sales from 3 new stores opened in 2009.
(16.4)	Decrease in net sales resulting from exchange rate changes.

$(46.0)	Total
     Our comparable store sales decreased 4.4% at Men’s Wearhouse and 3.7% at Moores as moderate increases in units per transaction, driven by our promotional activities, were more than offset by lower store traffic levels. At K&G, comparable store sales decreased 0.6% primarily due to lower store traffic levels. The continuation of negative macroeconomic conditions, including high unemployment, particularly affected sales of men’s apparel as buying patterns for men are considered to be more discretionary than those in other apparel areas. The lower clothing product sales were partially offset by increased revenues from our tuxedo rental services due mainly to higher average rental rates. As a percentage of total revenues, tuxedo rental service revenues increased from 19.1% in the first six months of 2008 to 20.3% in the first six months of 2009. Exchange rate changes from a weaker Canadian dollar also caused total sales for the first half of 2009 to be $16.4 million less than the comparable prior year sales.
     The Company’s gross margin was as follows:

	For the Six Months Ended
	August 1,	August 2,
	2009	2008

Gross margin (in thousands)	$425,777	$464,798

Gross margin as a percentage of related sales:
Clothing product, including buying and distribution costs	53.3%	56.0%
Tuxedo rental services	83.3%	83.1%
Alteration and other services	27.6%	22.1%
Occupancy costs	(14.7)%	(14.2)%
Total gross margin	43.0%	44.9%
     Total gross margin decreased $39.0 million or 8.4% from the same prior year period to $425.8 million in the first six months of 2009. As a percentage of sales, total gross margin decreased from 44.9% in the first six months of 2008 to 43.0% in the first six months of 2009. This decrease is due mainly to lower clothing product margin, offset slightly by improved tuxedo rental and alteration services margins. As a percentage of related sales, the clothing product gross margin decreased from 56.0% in 2008 to 53.3% in 2009 due primarily to higher markdowns from increased promotional activities at our Men’s Wearhouse and Moores stores. The tuxedo rental services gross margin increased slightly from 83.1% in 2008 to 83.3% in 2009 due mainly to the absence in 2009 of costs incurred in the first quarter of 2008 associated with realignment of our tuxedo rental product inventory. The gross margin for alteration and other services increased from 22.1% in 2008 to 27.6% in 2009 mainly as a result of reduced alteration costs combined with increased alteration sales associated with the increased unit sales from our promotional events. Occupancy cost, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, increased from 14.2% of total sales in the first six months of 2008 to 14.7% in the first six months of 2009 but, on an absolute dollar basis, decreased by 1.1%.

     Selling, general and administrative expenses decreased to $353.1 million in the first six months of 2009 from $395.5 million in the first six months of 2008, a decrease of $42.4 million or 10.7%. As a percentage of sales, these expenses decreased from 38.2% in the first six months of 2008 to 35.7% in the first six months of 2009. The components of this 2.5% net decrease in SG&A expenses as a percentage of net sales and the related absolute dollar changes were as follows:

%	Attributed to

0.5
Increase in advertising expense as a percentage of sales from 3.6% in the first six months of 2008 to 4.1% in the first six months of 2009. On an absolute dollar basis, advertising expense increased $3.6 million.

(0.1)
Decrease in store salaries as a percentage of sales from 14.3% in the first six months of 2008 to 14.2% in the first six months of 2009. Store salaries on an absolute dollar basis decreased $8.4 million primarily due to decreased commissions and store personnel due to decreased sales in 2009.

(0.8)
Decrease in other SG&A expenses of $8.2 million due to the absence in 2009 of costs incurred in the first six months of 2008 in connection with the July 11, 2008 closure of the Canadian based manufacturing facility operated by the Company’s subsidiary, Golden Brand.

(2.1)
Decrease in other SG&A expenses as a percentage of sales from 19.5% in the first six months of 2008 to 17.4% in the first six months of 2009. On an absolute dollar basis, other SG&A expenses decreased $29.4 million primarily due to cost control efforts initiated in the fourth quarter of 2008 and the recognition of $3.2 million in other operating income from gift card breakage. During the second quarter of 2009, we entered into an agreement with an unrelated third party who assumed our liability for unredeemed gift cards that had not yet reached their statutory escheatment term. As a result of this agreement, we are no longer subject to certain third party claims for unredeemed gift cards, which allows us to recognize other income from breakage of gift cards when the likelihood of redemption of the gift cards is remote (see Note 1 of Notes to Condensed Consolidated Financial Statements).

(2.5)%	Total
     Interest expense decreased from $2.6 million in the first six months of 2008 to $0.6 million in the first six months of 2009 while interest income decreased from $1.5 million in the first six months of 2008 to $0.5 million in the first six months of 2009. Weighted average borrowings outstanding decreased from $101.9 million in the first six months of 2008 to $51.5 million in the first six months of 2009, and the weighted average interest rate on outstanding indebtedness decreased from 4.8% to 1.9%. The decrease in the weighted average borrowings was due mainly to the voluntary repayment of a portion of our Canadian term loan in October 2008 of approximately US$31.9 million and payments on our revolving credit facility of $25.0 million during the first quarter of 2009. The weighted average interest rate for the first six months of 2009 decreased mainly due to a decrease in the effective interest rate for the Canadian term loan from 4.0% at August 2, 2008 to 1.3% at August 1, 2009. The decrease in interest income was primarily attributable to lower interest rates for the first six months of 2009 as compared to the first six months of 2008.
     Our effective income tax rate was 38.3% for the first six months of 2009 and 37.2% for the first six months of 2008. The effective tax rate was higher than the statutory U.S. federal rate of 35% in both periods primarily due to the effect of state income taxes. The conclusion of certain income tax audits during the first quarter of 2008 affected the effective tax rate for the first half of 2008 by $1.1 million of recognized tax benefits. During the first six months of 2009, we concluded certain income tax audits which resulted in no additional tax liabilities. Additionally, during the first six months of 2009, we recognized an immaterial amount of previously unrecognized tax benefits and associated accrued interest.
     These factors resulted in net earnings of $44.7 million or 4.5% of net sales for the first six months of 2009, compared with net earnings of $42.8 million or 4.1% of net sales for the first six months of 2008.

Liquidity and Capital Resources
     At August 1, 2009, January 31, 2009 and August 2, 2008, cash and cash equivalents totaled $144.4 million, $87.4 million and $119.2 million, respectively. We had working capital of $450.0 million, $411.4 million and $424.3 million at August 1, 2009, January 31, 2009 and August 2, 2008, respectively, which included short-term investments of $19.5 million and $17.1 million at August 1, 2009 and January 31, 2009, respectively. We held no short-term investments at August 2, 2008. Our primary sources of working capital are cash flows from operations and borrowings under our Credit Agreement. Historically, our working capital has been at its lowest level in January and February, and has increased through November as inventory buildup occurs in preparation for the fourth quarter selling season. The $38.6 million increase in working capital at August 1, 2009 compared to January 31, 2009 resulted primarily from increased cash balances from operating results.
Credit Facilities
     Our Amended and Restated Credit Agreement (the “Credit Agreement”) with a group of banks, which was last amended on February 2, 2007, provides for a total senior secured revolving credit facility of $200.0 million, which can be expanded to $250.0 million upon additional lender commitments, that matures on February 11, 2012. The Credit Agreement also provided our Canadian subsidiaries with a senior secured term loan used to fund the repatriation of US$74.7 million of Canadian earnings in January 2006 under the American Jobs Creation Act of 2004. The Canadian term loan matures on February 10, 2011. The Credit Agreement is secured by the stock of certain of the Company’s subsidiaries. The Credit Agreement has several borrowing and interest rate options including the following indices: (i) an alternate base rate (equal to the greater of the prime rate or the federal funds rate plus 0.5%) or (ii) LIBO rate or (iii) CDO rate. Advances under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin up to 1.125%. The Credit Agreement also provides for fees applicable to unused commitments ranging from 0.100% to 0.175%. As of August 1, 2009, there was US$43.2 million outstanding under the Canadian term loan, with an effective interest rate of 1.3%, and no borrowings outstanding under the revolving credit facility.
     The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain certain financial ratios. The restrictive provisions in the Credit Agreement reflect an overall covenant structure that is generally representative of a commercial loan made to an investment-grade company. Our debt, however, is not rated, and we have not sought, and are not seeking, a rating of our debt. We were in compliance with the covenants in the Credit Agreement as of August 1, 2009.
     The continued disruption to the U.S. and global credit markets has made it difficult for many businesses to obtain financing on acceptable terms. If these adverse market conditions continue or worsen, it may be more difficult for us to renew or increase our credit facility.
     We utilize letters of credit primarily to secure inventory purchases. At August 1, 2009, letters of credit totaling approximately $12.1 million were issued and outstanding.
Cash flow activities
     Operating activities — Our primary source of operating cash flow is from sales to our customers. Our primary uses of cash include merchandise inventory and tuxedo rental product purchases, personnel related expenses, occupancy costs, advertising costs and income tax payments. Our operating activities provided net cash of $110.1 million in the first six months of 2009, due mainly to net earnings, adjusted for non-cash charges, and a decrease in inventories and other assets and an increase in income taxes payable, offset by a decrease in accounts payable, accrued expenses and other current liabilities and an increase in tuxedo rental product. During the first six months of 2008, our operating activities provided net cash of $85.6 million, due mainly to net earnings, adjusted for non-cash charges, and a decrease in inventories offset by an increase in tuxedo rental product and a decrease in accounts payable, accrued expenses and other current liabilities. The decrease in inventories during the first six months of 2009 and 2008 was primarily due to lower inventory purchases as a result of decreased clothing sales. The increase in tuxedo rental product in the first six months of 2009 and 2008 was due to purchases to support our tuxedo rental business, including realignment and replacement of a portion of our tuxedo rental product offerings in both periods. The decrease in accounts payable, accrued expenses and other current liabilities for the first six months of 2009 and 2008 was primarily due to the timing of vendor payments and reduced purchases associated with decreased clothing sales. The decrease in other assets in the first six months of 2009 was due mainly to tax refunds received. The increase in income taxes payable in the first six months of 2009 was due to the timing and amounts of required tax payments.

     Investing activities — Our cash outflows from investing activities are primarily for capital expenditures and purchases of short-term investments, while cash inflows are primarily the result of proceeds from sales of short-term investments. During the first six months of 2009, our investing activities used net cash of $28.8 million for capital expenditures. During the first six months of 2008, our investing activities provided net cash of $10.4 million due mainly to proceeds from available-for-sale investments of $59.9 million, offset by capital expenditures of $49.5 million. Our capital expenditures relate to costs incurred for stores opened, remodeled or relocated during the period or under construction at the end of the period, office and distribution facility additions and infrastructure technology investments.
     Financing activities — Our cash outflows from financing activities consist primarily of cash dividend payments and debt payments, while cash inflows from financing activities consist primarily of proceeds from our revolving credit facility. During the first six months of 2009, our financing activities used net cash of $33.0 million due mainly to payments on our revolving credit facility of $25.0 million and cash dividends paid of $7.3 million. Our financing activities used net cash of $13.0 million for the first six months of 2008, due mainly to the payment of cash dividends and payments on our revolving credit facility.
     Share repurchase program — In January 2006, the Board of Directors authorized a $100.0 million share repurchase program of our common stock. This authorization superceded any remaining previous authorizations. In August 2007, the Company’s Board of Directors approved a replenishment of the Company’s share repurchase program to $100 million by authorizing $90.3 million to be added to the remaining $9.7 million of the then current program. No shares were purchased under the August 2007 authorization during the first six months of 2009 or 2008. At August 1, 2009, the remaining balance available under the August 2007 authorization was $44.3 million.
     During the six months ended August 1, 2009, 7,292 shares at a cost of $0.1 million were repurchased at an average price per share of $12.29 in a private transaction to satisfy tax withholding obligations arising upon the vesting of certain restricted stock. During the six months ended August 2, 2008, 6,728 shares at a cost of $0.2 million were repurchased at an average price per share of $23.13 in a private transaction to satisfy tax withholding obligations arising upon the vesting of certain restricted stock.
     Dividends — Cash dividends paid were approximately $7.3 million and $7.3 million for the six months ended August 1, 2009 and August 2, 2008, respectively.
     In June 2009, our Board of Directors declared a quarterly cash dividend of $0.07 per share payable on September 25, 2009 to shareholders of record at close of business on September 15, 2009. The dividend payout is estimated to be approximately $3.7 million and is included in accrued expenses and other current liabilities as of August 1, 2009.
Future cash flow
     The continuation of current economic conditions, including high unemployment levels, lowered consumer spending and deteriorated credit markets, could negatively affect our future operating results as well as our existing cash, cash equivalents and short-term investment balances. In addition, the recent turmoil in the financial markets could limit our access to additional capital resources, if needed, and could increase associated costs. We continue to anticipate a significant reduction in store openings and other capital expenditures in the next 12 months relative to 2008 levels. We believe based on our current business plan that our existing cash, short-term investments and cash flows from operations will be sufficient to fund our planned store openings, other capital expenditures and operating cash requirements and that we will be able to maintain compliance with the covenants in our Credit Agreement for at least the next 12 months. In addition, as of August 1, 2009, borrowings available under our Credit Agreement were $187.9 million. However, current economic conditions are creating potential acquisition opportunities. If such acquisition opportunities develop, we may need to raise additional capital in order to complete such acquisitions and/or our Credit Agreement might need to be modified.
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
      Interest Rate Risk
     We are also subject to market risk as a result of the outstanding balance of US$43.2 million under our Canadian term loan at August 1, 2009, which bears a variable interest rate (see Note 3 of Notes to Condensed Consolidated Financial Statements). An increase in market interest rates would increase our interest expense and our cash requirements for interest payments. For example, an average increase of 0.5% in the variable interest rate would increase our interest expense and payments by approximately $0.2 million. At August 1, 2009 there were no borrowings outstanding under our revolving credit facility.
     We also have exposure to market rate risk for changes in interest rates as those rates relate to our investment portfolio. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. As of August 1, 2009, we have highly liquid investments classified as cash equivalents and short-term investments in our condensed consolidated balance sheet. Future investment income earned on our cash equivalents and short-term investments will fluctuate in line with short-term interest rates.
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the fiscal quarter ended August 1, 2009. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended August 1, 2009 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Changes in Internal Controls over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended August 1, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
     We are involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of our business. Management believes that none of these matters will have a material adverse effect on our financial position, results of operations or cash flows.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On June 23, 2009, the Company held its Annual Meeting of Shareholders. At the meeting, the shareholders voted on the following matters:
1.	The election of eight directors of the Company to hold office until the next Annual Meeting of Shareholders or until their respective successors are duly elected and qualified.

2.	The ratification of the appointment of the firm Deloitte & Touche LLP as independent registered public accounting firm for the Company for fiscal 2009.
     The eight nominees of the Board of Directors of the Company were elected at the meeting, and proposal two received the affirmative votes required for approval. The number of votes cast for, against and withheld, as well as the number of abstentions, as to each matter were as follows:

Proposal	Votes For	Votes Withheld

1. Election of Directors
George Zimmer	49,463,124	927,993
David H. Edwab	49,477,817	913,300
Rinaldo S. Brutoco	49,658,988	732,129
Michael L. Ray, Ph.D.	49,742,572	648,545
Sheldon I. Stein	49,742,700	648,417
Deepak Chopra, M.D.	49,999,035	392,082
William B. Sechrest.	50,157,205	233,912
Larry R. Katzen	50,111,868	279,249

	Votes For	Votes Against	Abstentions

2. Ratification of independent registered public accounting firm	49,763,297	586,215	41,600

ITEM 6 — EXHIBITS
     (a) Exhibits.

Exhibit
Number		Exhibit Index

10.1	—	The Men’s Wearhouse, Inc. Change in Control Severance Plan (filed herewith).

31.1	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

31.2	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).

32.1	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

32.2	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, The Men’s Wearhouse, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 10, 2009	THE MEN’S WEARHOUSE, INC.
	By	/s/ NEILL P. DAVIS
Neill P. Davis
Executive Vice President, Chief Financial Officer, Treasurer and Principal Financial Officer

EXHIBIT INDEX

Exhibit
Number		Exhibit Index

10.1	—	The Men’s Wearhouse, Inc. Change in Control Severance Plan (filed herewith).

31.1	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

31.2	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).

32.1	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

32.2	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).