Form 10-Q
period 2009-10-31
MENS WEARHOUSE INC
filed 2009-12-09
CIK 884217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2009
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
     The number of shares of common stock of the Registrant, par value $.01 per share, outstanding at December 4, 2009 was 52,279,947 excluding 18,111,602 shares classified as Treasury Stock.

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
PART I. FINANCIAL INFORMATION
ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GENERAL INFORMATION
     The condensed consolidated financial statements herein include the accounts of The Men’s Wearhouse, Inc. and its subsidiaries and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. As applicable under such regulations, certain information and footnote disclosures have been condensed or omitted. We believe that the presentation and disclosures herein are adequate to make the information not misleading, and the condensed consolidated financial statements reflect all elimination entries and normal adjustments which are necessary for a fair statement of the results for the three and nine months ended October 31, 2009 and November 1, 2008.
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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 31,	November 1,	January 31,
	2009	2008	2009
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$198,538	$84,337	$87,412
Short-term investments	—	17,434	17,121
Accounts receivable, net	17,304	17,804	16,315
Inventories	473,626	490,831	440,099
Other current assets	48,997	66,223	70,668

Total current assets	738,465	676,629	631,615

PROPERTY AND EQUIPMENT, net	370,191	393,391	387,472

TUXEDO RENTAL PRODUCT, net	100,653	84,702	96,691
GOODWILL	59,111	58,695	57,561
OTHER ASSETS, net	12,655	18,361	14,391

TOTAL	$1,281,075	$1,231,778	$1,187,730

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$121,374	$130,944	$108,800
Accrued expenses and other current liabilities	106,082	102,347	111,404
Income taxes payable	24,743	468	19

Total current liabilities	252,199	233,759	220,223

LONG-TERM DEBT	42,985	88,608	62,916

DEFERRED TAXES AND OTHER LIABILITIES	63,087	65,674	62,443

Total liabilities	358,271	388,041	345,582

COMMITMENTS AND CONTINGENCIES (Note 3 and Note 10)

SHAREHOLDERS’ EQUITY:
Preferred stock	—	—	—
Common stock	704	699	700
Capital in excess of par	323,864	312,485	315,404
Retained earnings	977,659	926,468	924,288
Accumulated other comprehensive income	33,203	16,621	14,292

Total	1,335,430	1,256,273	1,254,684

Treasury stock, at cost	(412,626)	(412,536)	(412,536)

Total shareholders’ equity	922,804	843,737	842,148

TOTAL	$1,281,075	$1,231,778	$1,187,730

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Net sales:
Clothing product	$333,882	$334,415	$1,057,246	$1,109,014
Tuxedo rental services	97,702	96,498	298,688	294,145
Alteration and other services	30,431	28,760	96,423	92,899

Total net sales	462,015	459,673	1,452,357	1,496,058

Cost of sales:

Clothing product, including buying and distribution costs	147,354	143,793	484,998	484,758
Tuxedo rental services	16,497	16,202	50,004	49,569
Alteration and other services	23,096	23,673	70,876	73,608
Occupancy costs	72,394	73,281	218,028	220,601

Total cost of sales	259,341	256,949	823,906	828,536

Gross margin	202,674	202,724	628,451	667,522

Selling, general and administrative expenses	172,595	178,955	525,704	574,491

Operating income	30,079	23,769	102,747	93,031

Interest income	289	744	778	2,259
Interest expense	(308)	(978)	(957)	(3,617)

Earnings before income taxes	30,060	23,535	102,568	91,673

Provision for income taxes	10,375	8,948	38,142	34,318

Net earnings	$19,685	$14,587	$64,426	$57,355

Net earnings per common share: (Note 2)
Basic	$0.37	$0.28	$1.23	$1.11

Diluted	$0.37	$0.28	$1.22	$1.10

Weighted average common shares outstanding: (Note 2)
Basic	52,208	51,703	52,072	51,604

Diluted	52,442	52,011	52,218	51,913

Cash dividends declared per common share	$0.07	$0.07	$0.21	$0.21

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended
	October 31,	November 1,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings	$64,426	$57,355

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	64,879	68,699
Tuxedo rental product amortization	33,149	31,739
(Gain) loss on disposition of assets	2,012	(212)
Deferred rent expense	1,640	2,586
Share-based compensation	7,603	7,333
Deferred tax (benefit) provision	(8,130)	1,984
(Increase) decrease in accounts receivable	(769)	71
Increase in inventories	(27,051)	(9,953)
Increase in tuxedo rental product	(34,871)	(35,644)
Decrease in other assets	29,919	1,110
Increase (decrease) in accounts payable, accrued expenses and other current liabilities	6,214	(21,390)
Increase (decrease) in income taxes payable	25,242	(13,879)
Decrease in other liabilities	(1,863)	(1,738)

Net cash provided by operating activities	162,400	88,061

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(44,466)	(69,485)
Purchases of available-for-sale investments	—	(17,434)
Proceeds from sales of available-for-sale investments	19,410	59,921
Other investing activities	—	175

Net cash used in investing activities	(25,056)	(26,823)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	3,032	2,359
Proceeds from revolving credit facility	—	150,600
Payments on revolving credit facility	(25,000)	(105,975)
Payments on Canadian term loan	—	(31,880)
Cash dividends paid	(11,029)	(10,936)
Tax payments related to vested deferred stock units	(1,634)	(1,402)
Excess tax benefits from share-based plans	208	125
Purchase of treasury stock	(90)	(156)

Net cash (used in) provided by financing activities	(34,513)	2,735

Effect of exchange rate changes	8,295	(19,082)

INCREASE IN CASH AND CASH EQUIVALENTS	111,126	44,891
Balance at beginning of period	87,412	39,446

Balance at end of period	$198,538	$84,337

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
     Fair Value of Financial Instruments — Our financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and other current liabilities and long-term debt. Management estimates that, as of October 31, 2009 and January 31, 2009, the fair value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximate their fair value due to the highly liquid or short-term nature of these instruments. The investments classified as short-term investments at November 1, 2008 and January 31, 2009, are carried at fair value based on quoted market prices for such financial instruments. The fair values of long-term debt approximate their carrying amounts as of October 31, 2009 and January 31, 2009, based upon terms available to us for borrowings with similar arrangements and remaining maturities.
     Gift cards and gift card breakage — Proceeds from the sale of gift cards are recorded as a liability and are recognized as net sales from products and services when the cards are redeemed. Our gift cards do not have an expiration date. Prior to the second quarter of 2009, all unredeemed gift card proceeds were reflected as a liability until escheated in accordance with applicable laws and we did not recognize any income from unredeemed gift cards. During the second quarter of 2009, we entered into an agreement with an unrelated third party who assumed our liability for unredeemed gift cards that had not yet reached their statutory escheatment term. As a result of this agreement, we are no longer subject to certain third-party claims for unredeemed gift cards. Accordingly, beginning with the second quarter of 2009, we recognize income from breakage of gift cards when the likelihood of redemption of the gift card is remote. We determine our gift card breakage rate based upon historical redemption patterns. Based on this historical information, the likelihood of a gift card remaining unredeemed can be determined 36 months after the gift card is issued. At that time, breakage income is recognized for those cards for which the likelihood of redemption is deemed to be remote and for which there is no legal obligation for us to remit the value of such unredeemed gift cards to any relevant jurisdictions. Gift card breakage income is recorded as other operating income and is classified as a reduction of “Selling, general and administrative expenses” in our condensed consolidated statement of earnings. Pretax breakage income of $3.3 million ($2.1 million after tax or $0.04 per diluted earnings per common share) was recognized during the nine months ended October 31, 2009. Pretax breakage income of $0.2 million ($0.1 million after tax) was recognized during the three months ended October 31, 2009, with no effect on that quarter’s diluted earnings per common share. Gift card breakage estimates are reviewed on a quarterly basis.
     Recently Issued Accounting Pronouncements — In June 2009, the Financial Accounting Standards Board (“FASB”) issued a standard regarding the FASB Accounting Standards Codification (“Codification”) and the hierarchy of generally accepted accounting principles (“GAAP”). This standard identifies the source of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with GAAP in the United States. In addition, this standard establishes the FASB Codification as the source of authoritative GAAP recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. All guidance contained in the Codification carries an equal level of authority.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard did not have an impact on our financial position, results of operations or cash flows, but will affect our financial reporting process by eliminating all references to pre-codification standards. On the effective date of this standard, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative.
     In May 2009, the FASB issued a standard regarding accounting for subsequent events. This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This standard is effective for interim periods ending after June 15, 2009. As this standard amends only the disclosure requirements about subsequent events, its adoption did not affect our financial position, results of operations or cash flows. We have evaluated subsequent events through December 9, 2009, which is the date the condensed consolidated financial statements were issued.
     In April 2009, the FASB issued guidance regarding interim disclosures about fair value of financial instruments. This guidance requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. This guidance is effective for interim periods ending after June 15, 2009. As this guidance amends only the disclosure requirements about fair value of financial instruments in interim periods, its adoption did not affect our financial position, results of operations or cash flows. Refer to “Fair Value of Financial Instruments” included within this Note 1 for disclosures regarding fair value measurements.
     In June 2008, the FASB issued guidance regarding accounting by lessees for maintenance deposits. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. This guidance concluded that all maintenance deposits within its scope should be accounted for as a deposit and expensed or capitalized in accordance with the lessee’s maintenance accounting policy. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.
     In June 2008, the FASB issued guidance for determining whether instruments granted in share-based payment transactions are participating securities, which provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per common share pursuant to the two-class method. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period earnings per common share data presented shall be adjusted retrospectively. Early application of this guidance is prohibited. We adopted this guidance on February 1, 2009. We calculated basic and diluted earnings per common share under both the two-class method and the treasury stock method for the three and nine months ended October 31, 2009, noting no significant difference on the basic and diluted earnings per common share calculations. This guidance has not been applied to prior year quarters as the impact is immaterial. Refer to Note 2 for earnings per common share disclosures.
     In December 2007, the FASB issued a revised standard regarding accounting for business combinations. This standard establishes principles and requirements for how a company recognizes assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at fair value at the acquisition date. The standard also establishes disclosure requirements which will enable users to evaluate the nature and financial effect of the business combination. This standard is effective for fiscal years beginning after December 15, 2008. We adopted this standard on February 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of any future acquisitions by the Company, if any.
     In February 2008, the FASB issued guidance, which deferred the effective date of the FASB statement regarding fair value measurements for all non-financial assets and non-financial liabilities for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of this guidance. We adopted this guidance for non-financial assets and non-financial liabilities on February 1, 2009. The adoption of this guidance did not have a material impact to our financial position, results of operations or cash flows.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
2. Earnings per Share
     As described in Note 1, “Recently Issued Accounting Pronouncements”, we adopted the FASB’s guidance regarding the determination of whether instruments granted in share-based payment transactions are participating securities on February 1, 2009. Our unvested restricted stock and deferred stock units contain rights to receive nonforfeitable dividends, and thus are participating securities requiring the two-class method of computing earnings per common share. The two-class method is an earnings allocation formula that determines earnings per common share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. We calculated basic and diluted earnings per common share under both the two-class method and the treasury stock method for the three and nine months ended October 31, 2009, noting no significant difference on the basic and diluted earnings per common share calculations. This guidance has not been applied to prior year quarters as the impact is immaterial.
     Basic earnings per common share is determined using the two-class method and is computed by dividing net earnings attributable to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per common share reflects the more dilutive earnings per common share amount calculated using the treasury stock method or the two-class method. The treasury stock method continues to be disclosed for the three and nine months ended November 1, 2008.
     The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share amounts). Basic and diluted earnings per common share are computed using the actual net earnings available to common shareholders and the actual weighted-average common shares outstanding rather than the rounded numbers presented within our condensed consolidated statement of earnings and the accompanying notes. As a result, it may not be possible to recalculate earnings per common share in our condensed consolidated statement of earnings and the accompanying notes.

	For the Three Months		For the Nine Months
	Ended		Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Numerator
Net earnings	$19,685	$14,587	$64,426	$57,355
Net earnings allocated to participating securities (restricted stock and deferred stock units)	(196)	—	(638)	—

Net earnings available to common shareholders	$19,489	$14,587	$63,788	$57,355

Denominator
Basic weighted average common shares outstanding	52,208	51,703	52,072	51,604
Effect of dilutive securities:
Stock options and equity-based compensation	234	308	146	309

Diluted weighted average common shares outstanding	52,442	52,011	52,218	51,913

Net earnings per common share:
Basic	$0.37	$0.28	$1.23	$1.11

Diluted	$0.37	$0.28	$1.22	$1.10

     For the three and nine months ended October 31, 2009, 0.7 million and 1.0 million anti-dilutive stock options were excluded from the calculation of diluted earnings per common share, respectively. For the three and nine months ended November 1, 2008, 1.0 million and 1.2 million anti-dilutive shares of common stock were excluded from the calculation of diluted earnings per common share, respectively.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
3. Long-Term Debt
     Our Amended and Restated Credit Agreement (the “Credit Agreement”) with a group of banks, which was last amended on February 2, 2007, provides for a total senior secured revolving credit facility of $200.0 million, which can be expanded to $250.0 million upon additional lender commitments, that matures on February 11, 2012. The Credit Agreement also provided our Canadian subsidiaries with a secured term loan used to fund the repatriation of US$74.7 million of Canadian earnings in January 2006 under the American Jobs Creation Act of 2004. The Canadian term loan matures on February 10, 2011. The Credit Agreement is secured by the stock of certain of the Company’s subsidiaries. The Credit Agreement has several borrowing and interest rate options including the following indices: (i) an alternate base rate (equal to the greater of the prime rate or the federal funds rate plus 0.5%) or (ii) LIBO rate or (iii) CDO rate. Advances under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin up to 1.125%. The Credit Agreement also provides for fees applicable to unused commitments ranging from 0.100% to 0.175%. As of October 31, 2009, there was US$43.0 million outstanding under the Canadian term loan with an effective interest rate of 1.3%, and no borrowings outstanding under the revolving credit facility.
     The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain certain financial ratios. The restrictive provisions in the Credit Agreement reflect an overall covenant structure that is generally representative of a commercial loan made to an investment-grade company. Our debt, however, is not rated, and we have not sought, and are not seeking, a rating of our debt. We were in compliance with the covenants in the Credit Agreement as of October 31, 2009.
     Adverse conditions in the U.S. and global credit markets have made it difficult for many businesses to obtain financing on acceptable terms. If these adverse market conditions continue or worsen, it may be more difficult for us to renew or increase our credit facility.
     We utilize letters of credit primarily to secure inventory purchases. At October 31, 2009, letters of credit totaling approximately $12.6 million were issued and outstanding.
4. Comprehensive Income (Loss) and Supplemental Cash Flows
     Our comprehensive income (loss) is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 31,	November 1,	October, 31,	November, 1
	2009	2008	2009	2008
Net earnings	$19,685	$14,587	$64,426	$57,355
Currency translation adjustments, net of tax	(785)	(22,284)	18,911	(27,008)

Comprehensive income (loss)	$18,900	$(7,697)	$83,337	$30,347

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Supplemental disclosure of cash flow information is as follows (in thousands):

	For the Nine Months Ended
	October 31,	November 1,
	2009	2008
Cash paid (received) during the nine months for:
Interest	$827	$3,431
Income taxes, net	(3,518)	46,689

Schedule of noncash investing and financing activities:
Tax deficiency related to share-based plans	(537)	(710)
Treasury stock contributed to employee stock plan	—	1,000
     We had cash dividends declared of $3.7 million at October 31, 2009 and at November 1, 2008. We had unpaid capital expenditure purchases accrued in accounts payable, accrued expenses and other current liabilities of approximately $2.9 million and $4.5 million at October 31, 2009 and November 1, 2008, respectively. Capital expenditure purchases are recorded as cash outflows from investing activities in the condensed consolidated statement of cash flows in the period they are paid.
5. Goodwill and Other Intangible Assets
     Changes in the net carrying amount of goodwill for the year ended January 31, 2009 and for the nine months ended October 31, 2009 are as follows (in thousands):

Balance February 2, 2008	$65,309
Translation adjustment	(5,295)
Adjustment of goodwill of acquired business	(1,338)
Adjustment for excess of tax deductible goodwill	(1,115)

Balance, January 31, 2009	$57,561
Translation adjustment	3,027
Adjustment for excess of tax deductible goodwill	(1,477)

Balance, October 31, 2009	$59,111

     Goodwill is evaluated for impairment annually as of our fiscal year end. A more frequent evaluation is performed if events or circumstances indicate that impairment could have occurred. Such events or circumstances could include, but are not limited to, new significant negative industry or economic trends, unanticipated changes in the competitive environment, decisions to significantly modify or dispose of operations and a significant sustained decline in the market price of our stock. No additional impairment evaluation was considered necessary during the first nine months of 2009.
     The gross carrying amount and accumulated amortization of our other intangibles, which are included in other assets in the accompanying balance sheet, are as follows (in thousands):

	October 31,	November 1,	January 31,
	2009	2008	2009
Trademarks, tradenames, favorable leases and other intangibles	$16,327	$17,064	$17,037
Accumulated amortization	(11,048)	(8,692)	(9,330)

Net total	$5,279	$8,372	$7,707

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The pretax amortization expense associated with intangible assets totaled approximately $1.7 million and $1.9 million for the nine months ended October 31, 2009 and November 1, 2008, respectively, and approximately $2.6 million for the year ended January 31, 2009. Pretax amortization associated with intangible assets at October 31, 2009 is estimated to be $0.5 million for the remainder of fiscal year 2009, $1.5 million for fiscal year 2010, $1.2 million for fiscal year 2011, $0.8 million for fiscal year 2012 and $0.7 million for fiscal year 2013.
6. Other Assets, Accrued Expenses and Other Current Liabilities and Deferred Taxes and Other Liabilities
Other current assets consist of the following (in thousands):

	October 31,	November 1,	January 31,
	2009	2008	2009
Prepaid expenses	$25,773	$26,831	$26,603
Current deferred tax asset	19,175	10,641	11,812
Tax receivable	91	18,548	24,335
Other	3,958	10,203	7,918

Total other current assets	$48,997	$66,223	$70,668

Accrued expenses and other current liabilities consist of the following (in thousands):

Accrued salary, bonus, sabbatical and vacation	$32,509	$32,014	$36,865
Sales, payroll and property taxes payable	15,227	15,612	14,887
Unredeemed gift certificates	12,351	15,519	17,801
Accrued workers compensation and medical costs	16,772	12,669	14,790
Tuxedo rental deposits	10,204	9,597	9,171
Other	19,019	16,936	17,890

Total accrued expenses and other current liabilities	$106,082	$102,347	$111,404

Deferred taxes and other liabilities consist of the following (in thousands):

Deferred rent and landlord incentives	$44,695	$44,546	$44,204
Non-current deferred and other income tax liabilities	11,337	14,341	11,807
Other	7,055	6,787	6,432

Total deferred taxes and other liabilities	$63,087	$65,674	$62,443

7. Treasury Stock
     As of October 31, 2009, we had 18,111,602 shares held in treasury stock. The change in our treasury shares for the year ended January 31, 2009 and for the nine months ended October 31, 2009 is provided below:

Treasury
Shares
Balance, February 2, 2008	18,154,660
Treasury stock issued to profit sharing plan	(57,078)
Purchases of treasury stock	6,728

Balance, January 31, 2009	18,104,310
Purchases of treasury stock	7,292

Balance, October 31, 2009	18,111,602

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     In January 2006, the Board of Directors authorized a $100.0 million share repurchase program of our common stock. This authorization superceded any remaining previous authorizations. In August 2007, the Company’s Board of Directors approved a replenishment of the Company’s share repurchase program to $100 million by authorizing $90.3 million to be added to the remaining $9.7 million of the then current program. No shares were purchased under the August 2007 authorization during the first nine months of 2009 or 2008. At October 31, 2009, the remaining balance available under the August 2007 authorization was $44.3 million.
     During the nine months ended October 31, 2009, 7,292 shares at a cost of $0.1 million were repurchased at an average price per share of $12.29 in a private transaction to satisfy tax withholding obligations arising upon the vesting of certain restricted stock. During the nine months ended November 1, 2008, 6,728 shares at a cost of $0.2 million were repurchased at an average price per share of $23.13 in a private transaction to satisfy tax withholding obligations arising upon the vesting of certain restricted stock.
8. Share-Based Compensation Plans
     We maintain several equity plans under which we may grant stock options, stock appreciation rights, restricted stock, deferred stock units and performance based awards to full-time key employees and non-employee directors. We account for share-based awards in accordance with the FASB standard regarding share-based payments, which requires the compensation cost resulting from all share-based payment transactions be recognized in the financial statements. The amount of compensation cost is measured based on the grant-date fair value of the instrument issued and is recognized over the vesting period. Share-based compensation expense recognized for the three and nine months ended October 31, 2009 was $2.4 million and $7.6 million, respectively. Share-based compensation expense recognized for the three and nine months ended November 1, 2008 was $2.6 million and $7.3 million, respectively.
     Stock Options
     The following table summarizes stock option activity for the nine months ended October 31, 2009:

		Weighted-
		Average
		Exercise
	Shares	Price
Outstanding at January 31, 2009	1,661,858	$19.95
Granted	140,322	17.31
Exercised	(117,685)	13.54
Expired	(8,040)	16.00

Outstanding at October 31, 2009	1,676,455	$20.20

Exercisable at October 31, 2009	575,143	$17.78

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The weighted-average grant date fair value of the 140,322 stock options granted during the nine months ended October 31, 2009 was $7.22 per share. The following table summarizes the weighted average assumptions used to fair value stock options at the date of grant using the Black-Scholes option pricing model for the nine months ended October 31, 2009. No stock options were granted during the three months ended October 31, 2009.

For the nine
months
ended
October 31,
2009
Risk-free interest rate	2.21%
Expected lives	6.9 years
Dividend yield	1.99%
Expected volatility	50.83%
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
     As of October 31, 2009, we have unrecognized compensation expense related to nonvested stock options of approximately $6.6 million which is expected to be recognized over a weighted average period of 3.2 years.
     Restricted Stock and Deferred Stock Units
     The following table summarizes restricted stock and deferred stock unit activity for the nine months ended October 31, 2009:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 31, 2009	545,237	$26.34
Granted	275,905	17.92
Vested (1)	(289,183)	27.39
Forfeited	(3,125)	18.23

Nonvested at October 31, 2009	528,834	$21.42

(1)	Includes 87,688 shares relinquished for tax payments related to vested deferred stock units for the nine months ended October 31, 2009.
     During the nine months ended October 31, 2009, 19,360 restricted stock shares and 269,823 deferred stock units vested. No shares of restricted stock were granted or forfeited during the nine months ended October 31, 2009. Total nonvested shares of 528,834 at October 31, 2009 include 90,224 nonvested restricted stock shares.
     As of October 31, 2009, we have unrecognized compensation expense related to nonvested restricted stock shares and deferred stock units of approximately $6.5 million which is expected to be recognized over a weighted average period of 1.6 years.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Employee Profit Sharing and Stock Purchase Plan
     We have a defined contribution Employee Stock Ownership Plan (“ESOP”) which provides eligible employees with future retirement benefits. Contributions to the ESOP are made at the discretion of the Board of Directors. No contributions were charged to operations in fiscal 2008 or 2009. In October 2009, the Board of Directors of the Company approved the termination of the ESOP, effective as of October 15, 2009. Each participant and former participant in the ESOP who has an account balance under the ESOP on January 1, 2009, which was not fully vested on that date will become fully vested in the amount credited to his or her account under the ESOP together with any amounts thereafter allocated and credited to such account prior to its distribution. Annual expense associated with the ESOP is approximately $0.1 million. We do not expect the termination of the ESOP to significantly affect our consolidated financial statements.
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
     During the nine months ended October 31, 2009, employees purchased 108,102 shares under the ESDP, which had a weighted-average share price of $13.31 per share. As of October 31, 2009, 1,207,758 shares were reserved for future issuance under the ESDP.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
9. Manufacturing Facility Closure
     On March 3, 2008, we announced that Golden Brand Clothing (Canada) Ltd., an indirect wholly owned subsidiary of the Company, intended to close its Montreal, Quebec-based manufacturing facility. The facility was closed on July 11, 2008.
     In fiscal 2008, we recognized pretax costs of $10.0 million for closure of the facility, including $6.6 million for severance payments, $1.1 million for the write-off of fixed assets, $1.6 million for lease termination payments and approximately $0.7 million for other costs related to closing the facility. As of November 1, 2008, we had recognized the total pretax cost of $10.0 million recorded in fiscal 2008 for the closure of the facility. These charges are included in “Selling, general and administrative expenses” in our condensed consolidated statement of earnings. No charges were recognized for the three and nine months ended October 31, 2009. The accrued balance of $0.4 million at October 31, 2009 for closure of the facility relates to the remaining lease termination payments which will be paid over the remaining term of the lease through February 2010.
     The following table details information related to the accrued balance recorded during the three months ended October 31, 2009 related to the closure of the Montreal manufacturing facility (in thousands):

Accrued costs at August 1, 2009	$607
Cash payments	(248)
Translation adjustment	(2)

Accrued costs at October 31, 2009	$357

     The following table details information related to the accrued balance recorded during the nine months ended October 31, 2009 related to the closure of the Montreal manufacturing facility (in thousands):

Accrued costs at January 31, 2009	$971
Cash payments	(723)
Translation adjustment	109

Accrued costs at October 31, 2009	$357

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
10. Legal Matters
     On October 8, 2009, the Company was named in a federal securities class action lawsuit filed in the United States District Court for the Southern District of Texas, Houston Division. The case is styled Material Yard Workers Local 1175 Benefit Funds, et al. v. The Men’s Wearhouse, Inc., Case No. 4:09-cv-03265. The class period alleged in the complaint runs from March 7, 2007 to January 9, 2008. The primary allegations are that the Company issued false and misleading press releases regarding its guidance for fiscal year 2007 on various occasions during the alleged class period. The complaint seeks damages based on the decline in the Company’s stock price following the announcement of lowered guidance on Oct. 10, 2007, Nov. 28, 2007, and Jan. 9, 2008. The case is in its early stages, discovery has not begun, and the court has not yet appointed lead plaintiffs or lead counsel for the putative shareholder class. The Company believes the lawsuit is without merit and intends to mount a vigorous defense; we are unable to determine the likely outcome at this time.
     We are involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of our business. Management believes that none of these matters will have a material adverse effect on our financial position, results of operations or cash flows.
11. Supplemental Sales Information (in thousands)

	For the Three Months Ended		For the Nine Months Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Net sales:
Men’s tailored clothing product	$180,070	$174,579	$569,611	$578,447
Men’s non-tailored clothing product	133,507	140,347	422,147	465,616
Ladies clothing product	16,594	14,666	55,071	48,019
Corporate apparel uniform product	3,711	4,823	10,417	16,932

Total clothing product	333,882	334,415	1,057,246	1,109,014

Tuxedo rental services	97,702	96,498	298,688	294,145

Alteration services	25,002	23,225	79,755	75,802
Retail dry cleaning services	5,429	5,535	16,668	17,097

Total alteration and other services	30,431	28,760	96,423	92,899

Total net sales	$462,015	$459,673	$1,452,357	$1,496,058

Net sales by brand:
MW (1)	$317,584	$315,607	$987,546	$1,006,229
K&G	79,329	80,415	277,442	277,442
Moores	55,962	53,293	160,284	178,358
MW Cleaners (2)	5,429	5,535	16,668	17,097
Twin Hill (3)	3,711	4,823	10,417	16,932

Total net sales	$462,015	$459,673	$1,452,357	$1,496,058

(1)	MW includes Men’s Wearhouse and Men’s Wearhouse and Tux stores.

(2)	MW Cleaners is our retail dry cleaning and laundry facilities in Houston, Texas.

(3)	Twin Hill is our corporate apparel and uniform program.

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
     The following table presents information with respect to retail apparel stores in operation during each of the respective fiscal periods:

					For the
	For the Three Months Ended		For the Nine Months Ended		Year Ended
	October 31,	November 1,	October 31,	November 1,	January 31,
	2009	2008	2009	2008	2009
Stores open at beginning of period:	1,278	1,287	1,294	1,273	1,273
Opened	1	16	4	40	43
Closed	(5)	(5)	(24)	(15)	(22)

Stores open at end of period	1,274	1,298	1,274	1,298	1,294

Stores open at end of period:
U.S. —
Men’s Wearhouse	581	579	581	579	580
Men’s Wearhouse & Tux	469	495	469	495	489
K&G	107	107	107	107	108

	1,157	1,181	1,157	1,181	1,177

Canada —
Moores	117	117	117	117	117

	1,274	1,298	1,274	1,298	1,294

     Our results of operations for the three and nine months ended October 31, 2009 continued to be impacted by a depressed economic and retail environment as unemployment increased and consumer spending remained weak. We continued efforts to stimulate sales with discounts and promotional events as we also managed our inventory purchases, maintained expense control efforts and reduced capital expenditures. We closed 24 stores (21 tux rental stores, two Men’s Wearhouse stores and one K&G store) that had reached the end of their lease terms during the nine months ended October 31, 2009. Based on our experience with previous economic downturns, we believe long-term fundamentals for the men’s specialty apparel industry remain strong and that current negative conditions will stabilize over time. However, we cannot predict when a meaningful recovery will occur.
     We had revenues of $462.0 million and net earnings of $19.7 million for the three months ended October 31, 2009, compared to revenues of $459.7 million and net earnings of $14.6 million for the three months ended November 1, 2008. We had revenues of $1,452.4 million and net earnings of $64.4 million for the nine months ended October 31, 2009, compared to revenues of $1,496.1 million and net earnings of $57.4 million for the nine months ended November 1, 2008. The more significant factors impacting these results are addressed in the “Results of Operations” discussion below.
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

Results of Operations
Three Months Ended October 31, 2009 compared to Three Months Ended November 1, 2008
     The following table sets forth the Company’s results of operations expressed as a percentage of net sales for the periods indicated:

	For the Three Months
	Ended (1)
	October 31,	November 1,
	2009	2008
Net sales:
Clothing product	72.3%	72.8%
Tuxedo rental services	21.1	21.0
Alteration and other services	6.6	6.2

Total net sales	100.0%	100.0%
Cost of sales:
Clothing product, including buying and distribution costs	31.9	31.3
Tuxedo rental services	3.6	3.5
Alteration and other services	5.0	5.2
Occupancy costs	15.7	15.9

Gross margin	43.9	44.1
Selling, general and administrative expenses	37.4	38.9

Operating income	6.5	5.2
Interest income	0.1	0.2
Interest expense	(0.1)	(0.2)

Earnings before income taxes	6.5	5.2
Provision for income taxes	2.2	2.0

Net earnings	4.3%	3.2%

(1)	Percentage line items may not sum to totals due to the effect of rounding.
     The Company’s net sales showed a slight increase of $2.3 million, or 0.5%, to $462.0 million for the quarter ended October 31, 2009 as compared to the same prior year quarter. The increase was due mainly to the following:

(in millions)	Amount Attributed to

$(0.5)	Decrease in comparable sales.
2.4	Increase from net sales of stores opened in 2008, relocated stores and expanded stores not yet included in comparable sales.
1.8	Increase in alteration services sales.
(1.4)	Decrease in corporate apparel and other sales.
(2.2)	Decrease in net sales resulting from stores closed.
1.2	Increase in net sales from 4 new stores opened in 2009.
1.0	Increase in net sales resulting from exchange rate changes.

$2.3	Total
     Our comparable store sales (which are calculated by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period) decreased 0.2% at Men’s Wearhouse as the impact of lower store traffic levels more than offset the effect of increases in units per transaction, driven by our promotional activities, and the average transaction value. At Moores, store traffic levels were also lower than in the prior year quarter, but promotion-driven increases in units per transaction and an increased average transaction value were more than offsetting and resulted in a comparable store sales increase of 1.9%. Comparable store sales decreased 1.1% at K&G as decreases in units per transaction and average transaction value more than offset an increase in store traffic. The continuation of negative macroeconomic conditions, including high unemployment, particularly affected sales of men’s apparel as buying patterns for men are considered to be more discretionary than those in other apparel areas. Tuxedo rental service revenues, as a percentage of total revenues, increased slightly from 21.0% in the third quarter of 2008 to 21.1% in the third quarter of 2009. Alteration services revenues also increased due mainly to the increases in units per transaction at Men’s Wearhouse and Moores.

     The Company’s gross margin was as follows:

	For the Three Months
	Ended
	October 31,	November 1,
	2009	2008
Gross margin (in thousands)	$202,674	$202,724

Gross margin as a percentage of related sales:
Clothing product, including buying and distribution costs	55.9%	57.0%
Tuxedo rental services	83.1%	83.2%
Alteration and other services	24.1%	17.7%
Occupancy costs	(15.7)%	(15.9)%
Total gross margin	43.9%	44.1%
     Total gross margin of $202.7 million for the quarter ended October 31, 2009 was unchanged from the prior year quarter. However, as a percentage of sales, total gross margin decreased from 44.1% in the third quarter of 2008 to 43.9% in the third quarter of 2009. This decrease was due mainly to lower clothing product margins, offset partially by an improved alteration services margin. As a percentage of related sales, the clothing product gross margin decreased from 57.0% in 2008 to 55.9% in 2009 due primarily to higher markdowns from increased promotional activities at our Men’s Wearhouse and Moores stores. The gross margin for alteration and other services increased from 17.7% in 2008 to 24.1% in 2009 mainly as a result of reduced alteration costs combined with increased alteration sales associated with the increased unit sales from our promotional events. The tuxedo rental services gross margin decreased slightly from 83.2% in 2008 to 83.1% in 2009. Occupancy cost, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, decreased from 15.9% of total sales in the third quarter of 2008 to 15.7% in the third quarter of 2009. On an absolute dollar basis, occupancy costs decreased by 1.2% from the third quarter of 2008 to the third quarter of 2009 due mainly to lower rent expense from our decreased store count.
     Selling, general and administrative expenses decreased to $172.6 million in the third quarter of 2009 from $179.0 million in the third quarter of 2008, a decrease of $6.4 million or 3.6%. As a percentage of sales, these expenses decreased from 38.9% in the third quarter of 2008 to 37.4% in the third quarter of 2009. The components of this 1.5% net decrease in SG&A expenses as a percentage of net sales and the related absolute dollar changes were as follows:

%	Attributed to

0.7
Increase in advertising expense as a percentage of sales from 3.2% in the third quarter of 2008 to 3.9% in the third quarter of 2009. On an absolute dollar basis, advertising expense increased $3.2 million.

(0.3)
Decrease in store salaries as a percentage of sales from 15.3% in the third quarter of 2008 to 15.0% in the third quarter of 2009. Store salaries on an absolute dollar basis decreased $1.2 million primarily due to decreased personnel.

(0.4)
Decrease in other SG&A expenses of $1.8 million due to the absence in 2009 of costs incurred in the third quarter of 2008 in connection with the July 11, 2008 closure of the Canadian based manufacturing facility operated by the Company’s subsidiary, Golden Brand.

(1.5)
Decrease in other SG&A expenses as a percentage of sales from 20.0% in the third quarter of 2008 to 18.5% in the third quarter of 2009. On an absolute dollar basis, other SG&A expenses decreased $6.6 million primarily due to the continuation of cost control efforts initiated in the fourth quarter of 2008.

(1.5)%	Total
     Interest expense decreased from $1.0 million in the third quarter of 2008 to $0.3 million in the third quarter of 2009, while interest income decreased from $0.7 million in the third quarter of 2008 to $0.3 million in the third quarter of 2009. Weighted average borrowings outstanding decreased from $80.0 million in the third quarter of 2008 to $42.8 million in the third quarter of 2009, and the weighted average interest rate on outstanding indebtedness decreased from 4.5% to 1.9%. The decrease in the weighted average borrowings was due to the voluntary repayment of a portion of our Canadian term loan in October 2008 of approximately US$31.9 million and payments on our revolving credit facility of $25.0 million during the first quarter of 2009. The weighted average interest rate for the third quarter of 2009 decreased mainly due to a decrease in the effective interest rate for the Canadian term loan from 3.3% at November 1, 2008 to 1.3% at October 31, 2009. The decrease in interest income was primarily attributable to lower interest rates for the third quarter of 2009 as compared to the third quarter of 2008.

     Our effective income tax rate was 34.5% for the third quarter of 2009 and 38.0% for the third quarter of 2008. The effective tax rate in 2009 and 2008 differed from the statutory U.S. federal rate of 35% due to various factors including the effect of state income taxes, the conclusion of certain income tax audits, and the recognition of previously unrecognized tax benefits and related accrued interest upon the expiration of the related statute of limitations.
     These factors resulted in net earnings of $19.7 million or 4.3% of net sales for the third quarter of 2009, compared with net earnings of $14.6 million or 3.2% of net sales for the third quarter of 2008.
Nine Months Ended October 31, 2009 compared to Nine Months Ended November 1, 2008
     The following table sets forth the Company’s results of operations expressed as a percentage of net sales for the periods indicated:

	For the Nine Months
	Ended (1)
	October 31,	November 1,
	2009	2008
Net sales:
Clothing product	72.8%	74.1%
Tuxedo rental services	20.6	19.7
Alteration and other services	6.6	6.2

Total net sales	100.0%	100.0%
Cost of sales:
Clothing product, including buying and distribution costs	33.4	32.4
Tuxedo rental services	3.4	3.3
Alteration and other services	4.9	4.9
Occupancy costs	15.0	14.8

Gross margin	43.3	44.6
Selling, general and administrative expenses	36.2	38.4

Operating income	7.1	6.2
Interest income	0.1	0.1
Interest expense	(0.1)	(0.2)

Earnings before income taxes	7.1	6.1
Provision for income taxes	2.6	2.3

Net earnings	4.4%	3.8%

(1)	Percentage line items may not sum to totals due to the effect of rounding.

     The Company’s net sales decreased $43.7 million, or 2.9%, to $1,452.4 million for the nine months ended October 31, 2009. The decrease was due mainly to a $51.8 million decrease in clothing product sales, offset partially by a $4.5 million increase in tuxedo rental services and a $4.0 million increase in alteration services, and is attributable to the following:

(in millions)	Amount Attributed to

$(33.1)	Decrease in comparable sales.
13.5	Increase from net sales of stores opened in 2008, relocated stores and expanded stores not yet included in comparable sales.
4.0	Increase in alteration services sales.
(7.9)	Decrease in corporate apparel and other sales.
(6.8)	Decrease in net sales resulting from stores closed.
1.9	Increase in net sales from 4 new stores opened in 2009.
(15.3)	Decrease in net sales resulting from exchange rate changes.

$(43.7)	Total
     Our comparable store sales decreased 3.0% at Men’s Wearhouse and 1.9% at Moores as moderate increases in units per transaction and the average transaction value, driven by our promotional activities, were more than offset by lower store traffic levels. At K&G, comparable store sales decreased 0.8% primarily due to decreases in units per transaction and average transaction value. The continuation of negative macroeconomic conditions, including high unemployment, particularly affected sales of men’s apparel as buying patterns for men are considered to be more discretionary than those in other apparel areas. The lower clothing product sales were partially offset by increased revenues from our tuxedo rental services due mainly to higher average rental rates. As a percentage of total revenues, tuxedo rental service revenues increased from 19.7% in the first nine months of 2008 to 20.6% in the first nine months of 2009. Exchange rate changes from a weaker Canadian dollar also caused total sales for the first nine months of 2009 to be $15.3 million less than the comparable prior year sales.
     The Company’s gross margin was as follows:

	For the Nine Months Ended
	October 31,	November 1,
	2009	2008
Gross margin (in thousands)	$628,451	$667,522

Gross margin as a percentage of related sales:
Clothing product, including buying and distribution costs	54.1%	56.3%
Tuxedo rental services	83.3%	83.1%
Alteration and other services	26.5%	20.8%
Occupancy costs	(15.0)%	(14.8)%
Total gross margin	43.3%	44.6%
     Total gross margin decreased $39.1 million or 5.9% from the same prior year period to $628.5 million in the first nine months of 2009. As a percentage of sales, total gross margin decreased from 44.6% in the first nine months of 2008 to 43.3% in the first nine months of 2009. This decrease is due mainly to lower clothing product margin, offset slightly by improved tuxedo rental and alteration services margins. As a percentage of related sales, the clothing product gross margin decreased from 56.3% in 2008 to 54.1% in 2009 due primarily to higher markdowns from increased promotional activities at our Men’s Wearhouse and Moores stores. The tuxedo rental services gross margin increased slightly from 83.1% in 2008 to 83.3% in 2009 due mainly to the absence in 2009 of costs incurred in the first quarter of 2008 associated with realignment of our tuxedo rental product inventory. The gross margin for alteration and other services increased from 20.8% in 2008 to 26.5% in 2009 mainly as a result of reduced alteration costs combined with increased alteration sales associated with the increased unit sales from our promotional events. Occupancy cost, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, increased from 14.8% of total sales in the first nine months of 2008 to 15.0% in the first nine months of 2009 but, on an absolute dollar basis, decreased by 1.2%.

     Selling, general and administrative expenses decreased to $525.7 million in the first nine months of 2009 from $574.5 million in the first nine months of 2008, a decrease of $48.8 million or 8.5%. As a percentage of sales, these expenses decreased from 38.4% in the first nine months of 2008 to 36.2% in the first nine months of 2009. The components of this 2.2% net decrease in SG&A expenses as a percentage of net sales and the related absolute dollar changes were as follows:

%	Attributed to

0.6
Increase in advertising expense as a percentage of sales from 3.4% in the first nine months of 2008 to 4.0% in the first nine months of 2009. On an absolute dollar basis, advertising expense increased $6.8 million.

(0.2)
Decrease in store salaries as a percentage of sales from 14.6% in the first nine months of 2008 to 14.4% in the first nine months of 2009. Store salaries on an absolute dollar basis decreased $9.7 million primarily due to decreased commissions and store personnel due to decreased sales in 2009.

(0.7)
Decrease in other SG&A expenses of $10.0 million due to the absence in 2009 of costs incurred in the first nine months of 2008 in connection with the July 11, 2008 closure of the Canadian based manufacturing facility operated by the Company’s subsidiary, Golden Brand.

(1.9)
Decrease in other SG&A expenses as a percentage of sales from 19.7% in the first nine months of 2008 to 17.8% in the first nine months of 2009. On an absolute dollar basis, other SG&A expenses decreased $35.9 million primarily due to cost control efforts initiated in the fourth quarter of 2008 and the 2009 recognition of $3.3 million in other operating income from gift card breakage. During the second quarter of 2009, we entered into an agreement with an unrelated third party who assumed our liability for unredeemed gift cards that had not yet reached their statutory escheatment term. As a result of this agreement, we are no longer subject to certain third party claims for unredeemed gift cards, which allows us to recognize other income from breakage of gift cards when the likelihood of redemption of the gift cards is remote (see Note 1 of Notes to Condensed Consolidated Financial Statements).

(2.2)%	Total
     Interest expense decreased from $3.6 million in the first nine months of 2008 to $1.0 million in the first nine months of 2009, while interest income decreased from $2.3 million in the first nine months of 2008 to $0.8 million in the first nine months of 2009. Weighted average borrowings outstanding decreased from $94.6 million in the first nine months of 2008 to $48.6 million in the first nine months of 2009, and the weighted average interest rate on outstanding indebtedness decreased from 4.7% to 1.9%. The decrease in the weighted average borrowings was due mainly to the voluntary repayment of a portion of our Canadian term loan in October 2008 of approximately US$31.9 million and payments on our revolving credit facility of $25.0 million during the first quarter of 2009. The weighted average interest rate for the first nine months of 2009 decreased mainly due to a decrease in the effective interest rate for the Canadian term loan from 3.3% at November 1, 2008 to 1.3% at October 31, 2009. The decrease in interest income was primarily attributable to lower interest rates for the first nine months of 2009 as compared to the first nine months of 2008.
     Our effective income tax rate was 37.2% for the first nine months of 2009 and 37.4% for the first nine months of 2008. The effective tax rate in 2009 and 2008 differed from the statutory U.S. federal rate of 35% due to various factors including the effect of state income taxes, the conclusion of certain income tax audits, and the recognition of previously unrecognized tax benefits and related accrued interest upon the expiration of the related statute of limitations. During the first nine months of 2009, we recognized $0.6 million of net previously unrecognized tax benefits and associated accrued interest. During the first nine months of 2008, we recognized $1.3 million of net previously unrecognized tax benefits and associated accrued interest.
     These factors resulted in net earnings of $64.4 million or 4.4% of net sales for the first nine months of 2009, compared with net earnings of $57.4 million or 3.8% of net sales for the first nine months of 2008.

Liquidity and Capital Resources
     At October 31, 2009, January 31, 2009 and November 1, 2008, cash and cash equivalents totaled $198.5 million, $87.4 million and $84.3 million, respectively. We had working capital of $486.3 million, $411.4 million and $442.9 million at October 31, 2009, January 31, 2009 and November 1, 2008, respectively, which included short-term investments of $17.1 million and $17.4 million at January 31, 2009 and November 1, 2008, respectively. We held no short-term investments at October 31, 2009. Our primary sources of working capital are cash flows from operations and borrowings under our Credit Agreement. Historically, our working capital has been at its lowest level in January and February, and has increased through November as inventory buildup occurs in preparation for the fourth quarter selling season. The $74.9 million increase in working capital at October 31, 2009 compared to January 31, 2009 resulted primarily from increased cash balances from operating results.
Credit Facilities
     Our Amended and Restated Credit Agreement (the “Credit Agreement”) with a group of banks, which was last amended on February 2, 2007, provides for a total senior secured revolving credit facility of $200.0 million, which can be expanded to $250.0 million upon additional lender commitments, that matures on February 11, 2012. The Credit Agreement also provided our Canadian subsidiaries with a senior secured term loan used to fund the repatriation of US$74.7 million of Canadian earnings in January 2006 under the American Jobs Creation Act of 2004. The Canadian term loan matures on February 10, 2011. The Credit Agreement is secured by the stock of certain of the Company’s subsidiaries. The Credit Agreement has several borrowing and interest rate options including the following indices: (i) an alternate base rate (equal to the greater of the prime rate or the federal funds rate plus 0.5%) or (ii) LIBO rate or (iii) CDO rate. Advances under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin up to 1.125%. The Credit Agreement also provides for fees applicable to unused commitments ranging from 0.100% to 0.175%. As of October 31, 2009, there was US$43.0 million outstanding under the Canadian term loan, with an effective interest rate of 1.3%, and no borrowings outstanding under the revolving credit facility.
     The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain certain financial ratios. The restrictive provisions in the Credit Agreement reflect an overall covenant structure that is generally representative of a commercial loan made to an investment-grade company. Our debt, however, is not rated, and we have not sought, and are not seeking, a rating of our debt. We were in compliance with the covenants in the Credit Agreement as of October 31, 2009.
     Adverse conditions in the U.S. and global credit markets have made it difficult for many businesses to obtain financing on acceptable terms. If these adverse market conditions continue or worsen, it may be more difficult for us to renew or increase our credit facility.
     We utilize letters of credit primarily to secure inventory purchases. At October 31, 2009, letters of credit totaling approximately $12.6 million were issued and outstanding.
Cash flow activities
     Operating activities — Our primary source of operating cash flow is from sales to our customers. Our primary uses of cash include merchandise inventory and tuxedo rental product purchases, personnel related expenses, occupancy costs, advertising costs and income tax payments. Our operating activities provided net cash of $162.4 million in the first nine months of 2009, due mainly to net earnings, adjusted for non-cash charges, and a decrease in other assets and an increase in income taxes payable, offset by increases in inventories and tuxedo rental product. During the first nine months of 2008, our operating activities provided net cash of $88.1 million, due mainly to net earnings, adjusted for non-cash charges, offset by increases in inventories and tuxedo rental product and decreases in accounts payable, accrued expenses and other current liabilities and income taxes payable. The increase in inventories during the first nine months of 2009 and 2008 was primarily due to seasonal inventory build up. The increase in tuxedo rental product in the first nine months of 2009 and 2008 was due to purchases to support our tuxedo rental business, including realignment and replacement of a portion of our tuxedo rental product offerings in both periods. The decrease in accounts payable, accrued expenses and other current liabilities for the first nine months of 2008 was primarily due to the timing of vendor payments and reduced purchases associated with decreased clothing sales. The decrease in other assets in the first nine months of 2009 was due mainly to tax refunds received. Income taxes payable in the first nine months of 2008 decreased due to the decrease in net earnings for the period. The increase in income taxes payable in the first nine months of 2009 was due to the timing and amounts of required tax payments.

     Investing activities — Our cash outflows from investing activities are primarily for capital expenditures and purchases of short-term investments, while cash inflows are primarily the result of proceeds from sales of short-term investments. During the first nine months of 2009, our investing activities used net cash of $25.1 million due mainly to proceeds of short-term investments of $19.4 million, offset by capital expenditures of $44.5 million. During the first nine months of 2008, our investing activities used net cash of $26.8 million due mainly to net proceeds of short-term investments of $42.5 million, offset by capital expenditures of $69.5 million. Our capital expenditures relate to costs incurred for stores opened, remodeled or relocated during the period or under construction at the end of the period, office and distribution facility additions and infrastructure technology investments.
     Financing activities — Our cash outflows from financing activities consist primarily of cash dividend payments and debt payments, while cash inflows from financing activities consist primarily of proceeds from our revolving credit facility and from issuances of common stock related to our share-based compensation plans. During the first nine months of 2009, our financing activities used net cash of $34.5 million due mainly to payments on our revolving credit facility of $25.0 million and cash dividends paid of $11.0 million, offset by $3.0 million of proceeds from the issuance of common stock. Our financing activities provided net cash of $2.7 million for the first nine months of 2008, due mainly to proceeds from our revolving credit facility and the issuance of common stock, offset by the payment of cash dividends and payments on our Canadian term loan and our revolving credit facility.
     Share repurchase program — In January 2006, the Board of Directors authorized a $100.0 million share repurchase program of our common stock. This authorization superceded any remaining previous authorizations. In August 2007, the Company’s Board of Directors approved a replenishment of the Company’s share repurchase program to $100 million by authorizing $90.3 million to be added to the remaining $9.7 million of the then current program. No shares were purchased under the August 2007 authorization during the first nine months of 2009 or 2008. At October 31, 2009, the remaining balance available under the August 2007 authorization was $44.3 million.
     During the nine months ended October 31, 2009, 7,292 shares at a cost of $0.1 million were repurchased at an average price per share of $12.29 in a private transaction to satisfy tax withholding obligations arising upon the vesting of certain restricted stock. During the nine months ended November 1, 2008, 6,728 shares at a cost of $0.2 million were repurchased at an average price per share of $23.13 in a private transaction to satisfy tax withholding obligations arising upon the vesting of certain restricted stock.
     Dividends — Cash dividends paid were approximately $11.0 million and $10.9 million for the nine months ended October 31, 2009 and November 1, 2008, respectively.
     In October 2009, our Board of Directors declared a quarterly cash dividend of $0.07 per share payable on December 24, 2009 to shareholders of record at close of business on December 15, 2009. The dividend payout is estimated to be approximately $3.7 million and is included in accrued expenses and other current liabilities as of October 31, 2009.
Future cash flow
     The continuation of certain adverse economic conditions, including high unemployment levels, lowered consumer spending and deteriorated credit markets, could negatively affect our future operating results as well as our existing cash and cash equivalent balances. In addition, the presence of turmoil in the financial markets could limit our access to additional capital resources, if needed, and could increase associated costs. Given the uncertain economic environment, we continue to focus on operating effectiveness, expense control, inventory management and conservative capital spending. Going forward, we plan to proceed cautiously with new store growth and continue to anticipate a significant reduction in store openings in the next 12 months relative to 2008 levels. We believe based on our current business plan that our existing cash and cash flows from operations will be sufficient to fund our planned store openings, other capital expenditures and operating cash requirements and that we will be able to maintain compliance with the covenants in our Credit Agreement for at least the next 12 months. In addition, as of October 31, 2009, borrowings available under our Credit Agreement were $187.4 million. However, current economic conditions may create potential acquisition opportunities. If such acquisition opportunities develop, we may need to raise additional capital in order to complete such acquisitions and/or our Credit Agreement might need to be modified.

     As a substantial portion of our cash and cash equivalents, which are primarily U.S. treasuries, guaranteed investment certificates and other interest bearing accounts, is held by three financial institutions (one U.S. and two Canadian), we are exposed to risk of loss in the event of failure of any of these parties. However, due to the creditworthiness of these financial institutions, we anticipate full performance and access to our deposits and liquid investments.

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
     Interest Rate Risk
     We are also subject to market risk as a result of the outstanding balance of US$43.0 million under our Canadian term loan at October 31, 2009, which bears a variable interest rate (see Note 3 of Notes to Condensed Consolidated Financial Statements). An increase in market interest rates would increase our interest expense and our cash requirements for interest payments. For example, an average increase of 0.5% in the variable interest rate would increase our interest expense and payments by approximately $0.2 million. At October 31, 2009, there were no borrowings outstanding under our revolving credit facility.
     We also have exposure to market rate risk for changes in interest rates as those rates relate to our investment portfolio. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. As of October 31, 2009, we have highly liquid investments classified as cash equivalents in our condensed consolidated balance sheet. Future investment income earned on our cash equivalents will fluctuate in line with short-term interest rates.
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the fiscal quarter ended October 31, 2009. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended October 31, 2009 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Controls over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
     On October 8, 2009, the Company was named in a federal securities class action lawsuit filed in the United States District Court for the Southern District of Texas, Houston Division. The case is styled Material Yard Workers Local 1175 Benefit Funds, et al. v. The Men’s Wearhouse, Inc., Case No. 4:09-cv-03265. The class period alleged in the complaint runs from March 7, 2007 to January 9, 2008. The primary allegations are that the Company issued false and misleading press releases regarding its guidance for fiscal year 2007 on various occasions during the alleged class period. The complaint seeks damages based on the decline in the Company’s stock price following the announcement of lowered guidance on Oct. 10, 2007, Nov. 28, 2007, and Jan. 9, 2008. The case is in its early stages, discovery has not begun, and the court has not yet appointed lead plaintiffs or lead counsel for the putative shareholder class. The Company believes the lawsuit is without merit and intends to mount a vigorous defense; we are unable to determine the likely outcome at this time.
     We are involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of our business. Management believes that none of these matters will have a material adverse effect on our financial position, results of operations or cash flows.
ITEM 6 — EXHIBITS
     (a) Exhibits.

Exhibit
Number		Exhibit Index

10.1	—
The Men’s Wearhouse, Inc. Change in Control Severance Plan (As Amended and Restated Effective October 1, 2009) (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 27, 2009).

10.2	—
Forms of Deferred Stock Unit Award Agreement, Restricted Stock Award Agreement and Nonqualified Stock Option Award Agreement under The Men’s Wearhouse, Inc. 2004 Long-Term Incentive Plan (as amended and restated effective as of April 1, 2008) (filed herewith).

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

Dated: December 9, 2009	THE MEN’S WEARHOUSE, INC.
	By	/s/ NEILL P. DAVIS
Neill P. Davis
Executive Vice President, Chief Financial Officer, Treasurer and Principal Financial Officer

EXHIBIT INDEX

Exhibit
Number		Exhibit Index

10.1	—
The Men’s Wearhouse, Inc. Change in Control Severance Plan (As Amended and Restated Effective October 1, 2009) (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 27, 2009).

10.2	—
Forms of Deferred Stock Unit Award Agreement, Restricted Stock Award Agreement and Nonqualified Stock Option Award Agreement under The Men’s Wearhouse, Inc. 2004 Long-Term Incentive Plan (as amended and restated effective as of April 1, 2008) (filed herewith).

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