Form 10-K
period 2010-01-30
MENS WEARHOUSE INC
filed 2010-03-31
CIK 884217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2010
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
The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of shares of common stock on the New York Stock Exchange on August 1, 2009, was approximately $1,035.4 million.
The number of shares of common stock of the registrant outstanding on March 25, 2010 was 52,394,695 excluding 18,118,736 shares classified as Treasury Stock.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated as to
Notice and Proxy Statement for the Annual Meeting of Shareholders scheduled to be held June 16, 2010.	Part III: Items 10,11,12, 13 and 14

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
The Company
     We are one of the largest specialty retailers of men’s suits and the largest provider of tuxedo rental product in the United States and Canada. At January 30, 2010, we operated 1,259 retail stores, with 1,142 stores in the United States and 117 stores in Canada. Our U.S. retail stores are operated under the brand names of Men’s Wearhouse (581 stores), Men’s Wearhouse and Tux (454 stores) and K&G (107 stores) in 47 states and the District of Columbia. Our Canadian stores are operated under the brand name of Moores Clothing for Men in ten provinces. The Men’s Wearhouse and Tux stores formerly operated under the brand name of MW Tux and were renamed during the first quarter of 2009 to Men’s Wearhouse and Tux.
     We also operate a corporate apparel and uniform program (operated as Twin Hill) and, in the Houston, Texas area, a retail dry cleaning and laundry business (operated as MW Cleaners). To date, these operations have not had a significant effect on the revenues or expenses of the Company.
     During fiscal years 2009, 2008 and 2007, we generated total net sales of $1,909.6 million, $1,972.4 million and $2,112.6 million, respectively, and net earnings of $45.5 million, $58.8 million and $147.0 million, respectively. Below is a brief description of our retail brands.

     Men’s Wearhouse/Men’s Wearhouse and Tux
     Under the Men’s Wearhouse brand, we target middle and upper-middle income men by providing a superior level of customer service and offering quality merchandise, including a broad selection of designer, brand name and private label merchandise and “big and tall” product, at regular and sale prices we believe are competitive with traditional department stores. Our merchandise includes suits, suit separates, sport coats, slacks, formalwear, business casual, sportswear, outerwear, dress shirts, shoes and accessories. We concentrate on men’s “wear-to-work” business attire that is characterized by infrequent and more predictable fashion changes. Therefore, we believe we are not as exposed to trends typical of more fashion-forward apparel retailers, where significant markdowns to move out-of-style merchandise are more common. However, this concentration in “wear-to-work” business attire is impacted by macroeconomic trends, particularly employment levels.
     At January 30, 2010, we operated 581 Men’s Wearhouse apparel stores in 47 states and the District of Columbia. These stores are referred to as “Men’s Wearhouse stores” or “traditional stores” and are mainly located in middle and upper-middle income regional strip and specialty retail shopping centers. These stores, in substantially all locations, also offer a full selection of tuxedo rental product. We believe our tuxedo rental program broadens our customer base by drawing first-time and younger customers into our stores. We believe this in turn generates opportunities for incremental apparel sales by introducing these customers to the quality merchandise selection and superior level of customer service at our traditional stores. To further accommodate these younger tuxedo rental customers, in 2009, we expanded a merchandise assortment including suit separates, dress shirts and ties targeted towards a younger customer into our traditional stores.
     At January 30, 2010, we also operated another 454 stores in 38 states branded as Men’s Wearhouse and Tux that offer a full selection of tuxedo rental product and a limited selection (expanded in 2009) of retail merchandise, including formalwear and suit separates, dress shirts and ties targeted towards a younger customer. These stores, referred to as “rental stores”, are smaller than our traditional stores and are located primarily in regional malls and lifestyle centers. These stores were acquired in 2007 or opened subsequently and operated under the brand name of MW Tux from the fourth quarter of 2007 until the first quarter of 2009 when they were renamed Men’s Wearhouse and Tux. Of the 454 rental stores open at January 30, 2010, 216 stores were located in close proximity (one mile or less) to one of our traditional stores.
     During the fourth quarter of fiscal 2009, we recognized pretax non-cash asset impairment charges of $19.5 million, of which $14.4 million related to store assets for 145 of the Men’s Wearhouse and Tux stores. The impairment of the assets for these 145 rental stores was a result primarily of a consumer driven shifting of our tuxedo rental revenues from the rental stores to Men’s Wearhouse stores located in close proximity to the rental stores. A decision was made to introduce an expanded selection of clothing product for sale in these rental stores during 2009 and to rebrand the stores to Men’s Wearhouse and Tux in the first quarter of 2009. It was expected that these actions would diminish or possibly reverse the trend of shifting rental sales to our traditional stores. Although clothing sales did increase significantly for the rental stores, the trend of rental revenue shifting to near-by Men’s Wearhouse stores continued and a non-cash asset impairment charge of $14.4 million was required. We plan to close approximately 45 of the rental stores in the next 13 months as their lease terms expire, as well as approximately 20 additional rental stores if acceptable lease termination arrangements can be established.
     Our Men’s Wearhouse and Men’s Wearhouse and Tux stores accounted for 67.1% of our total net sales in fiscal 2009, 67.0% in fiscal 2008 and 66.9% in fiscal 2007.

     K&G
     Under the K&G brand, we target the more price sensitive customer. At January 30, 2010, we operated 107 K&G stores in 28 states. Ninety-four of the K&G stores offer ladies’ career apparel, sportswear and accessories, including shoes, that is also targeted to the more price sensitive customer.
     We believe that K&G’s more value-oriented superstore approach appeals to certain customers in the apparel market. K&G offers first-quality, current-season apparel and accessories comparable in quality to that of traditional department stores, at everyday low prices we believe are typically up to 60% below the regular prices charged by such stores. K&G’s merchandising strategy emphasizes broad assortments across all major categories, including tailored clothing, casual sportswear, dress furnishings, children’s clothing, footwear and accessories. This merchandise selection, which includes brand name as well as private label merchandise, positions K&G to attract a wide range of customers in each of its markets.
     In fiscal 2009, we modified the store layout for 80 of the 107 K&G stores with a new look and improved customer navigation at a minimal cost per store. Additionally, we modified the product assortments and merchandise content in our K&G stores to be more fashion and trend-oriented and to better match the customers’ demographic profiles. In fiscal 2010, we are planning to increase the ladies assortment of merchandise in 44 of the 107 K&G stores and to introduce a limited assortment of deeply discounted European luxury brand merchandise in certain K&G stores.
     During fiscal 2009, we recognized a pretax non-cash asset impairment charge of $5.1 million related to store assets for 12 K&G stores. The asset impairment charge was a result primarily of sales declines at these stores caused by the recessionary trend of the U.S. economy. We expect to close at least five of these stores in the next 13 months at their lease end or kick-out date.
     Our K&G stores accounted for 19.4% of our total net sales in fiscal 2009, 19.1% in fiscal 2008 and 19.3% in fiscal 2007.
     Moores
     Moores is one of Canada’s leading specialty retailers of men’s suits, with 117 retail apparel stores in 10 Canadian provinces at January 30, 2010. Similar to the Men’s Wearhouse stores, Moores stores offer a broad selection of quality merchandise, including “big and tall” products, at regular and sale prices we believe are competitive with traditional Canadian department stores. Moores focuses on basic tailored “wear-to-work” apparel that we believe limits exposure to changes in fashion trends and the need for significant markdowns. However, similar to the Men’s Wearhouse stores, this concentration in “wear-to-work” business attire is impacted by macroeconomic trends, particularly employment levels. Moores’ merchandise consists of suits, sport coats, slacks, business casual, dress shirts, sportswear, outerwear, shoes and accessories.
     We also offer tuxedo rentals at all of our Moores stores, which we believe broadens our customer base by drawing first-time and younger customers into our stores. To further accommodate these younger tuxedo rental customers, in 2009, we expanded suit separates, dress shirts and ties targeted towards a younger customer into our Moores stores.
     Our Moores stores accounted for 11.6% of our total net sales in fiscal 2009, 11.7% in fiscal 2008 and 11.8% in fiscal 2007.

Expansion Strategy
     Our expansion strategy includes:
•	opening a limited number of apparel stores in new and existing markets,

•	expanding our e-commerce business,

•	increasing the ladies assortment being offered at a number of our K&G stores,

•	expanding our corporate apparel and uniform program,

•	identifying potential opportunities in international markets, and

•	identifying potential acquisition opportunities created by the current economic conditions.
     In general terms, we consider a geographic area served by a common group of television stations as a single market.
     At present, we believe that our ability to increase the number of traditional Men’s Wearhouse stores in the United States above 600 will be limited. However, we believe that additional growth opportunities exist through continuing the diversification of our merchandise mix, continuing our promotional strategies, relocating existing stores and adding complementary products and services. We believe the expansion of our retail merchandise selection to include suit separates, dress shirts and ties targeted towards a younger customer, which we began in 2009, will continue to generate opportunities for incremental apparel sales by introducing younger customers to the quality merchandise selection and superior level of customer service associated with our stores.
     We plan to focus on achieving a significant increase in our e-commerce business during fiscal 2010 and intend to increase our online media and marketing spending. We will expand the breadth and depth of our MensWearhouse.com online product offerings, including web-only and non-tailored merchandise, and we will launch a new e-commerce enabled site for K&G in the third quarter 2010. We intend to continue to focus on improving our site functionality and conversion rate through staffing, technology and development partnerships. In addition, our database marketing efforts will be more concentrated on online opportunities. We believe these parallel efforts will contribute to enhanced growth in our e-commerce business for fiscal 2010 and future years as well.
     In fiscal 2010, we are planning to increase the ladies assortment of merchandise in 44 of the 107 K&G stores and to introduce a limited assortment of deeply discounted European luxury brand merchandise in certain K&G stores.
     We plan to continue to pursue our corporate apparel and uniform program in 2010 with an expanded sales force and the introduction of an expanded catalog featuring our corporate apparel for new and existing customers’ workforces. We also plan to open one additional retail dry cleaning and laundry facility in the Houston, Texas area during 2010.
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

     The Company’s inventory mix includes “business casual” merchandise designed to meet demand for such products resulting from more relaxed dress codes in the workplace. This merchandise consists of tailored and non-tailored clothing (sport coats, casual slacks, knits and woven sports shirts, sweaters and casual shoes) that complements the existing product mix and provides opportunity for enhanced sales without significant inventory risk. To further accommodate our younger tuxedo rental customers, in 2009, we introduced suit separates, dress shirts and ties targeted towards a younger customer into our Men’s Wearhouse, Men’s Wearhouse and Tux and Moores stores.
     We do not purchase significant quantities of merchandise overruns or close-outs. We provide recognizable quality merchandise at prices that assist the customer in identifying the value available at our apparel stores. We believe that the merchandise at Men’s Wearhouse and Moores stores, before consideration of promotional discounts, is generally offered at regular and sale prices that are competitive with traditional department stores and that merchandise at K&G stores is generally up to 60% below regular retail prices charged by such stores.
     By targeting men’s business attire, a category of men’s clothing characterized by infrequent and more predictable fashion changes, we believe we are not as exposed to trends typical of more fashion-forward apparel retailers. This allows us to carry basic merchandise over to the following season and reduces the need for markdowns; for example, a navy blazer or gray business suit may be carried over to the next season. Our Men’s Wearhouse and Moores stores have an annual sale that starts around Christmas and runs through the month of January, during which prices on many items are reduced 20% to 50% off the everyday low prices. This sale reduces stock at year-end and prepares for the arrival of the new season’s merchandise. We also have a similar event in mid-summer; however, the level of advertising for promotion of the summer event is lower than that for the year-end event. During the fourth quarter of fiscal 2008 and throughout fiscal 2009, we began offering selected merchandise at deeper discounts including “buy one get one free” offers. We believe this approach, which will be extended into fiscal 2010, allows us to offer our customers excellent value while still maintaining adequate margins and remaining competitive in the current economic environment.
     During 2009, 2008 and 2007, 56.0%, 54.6% and 54.1%, respectively, of our total men’s net clothing product sales were attributable to tailored clothing (suits, sport coats and slacks) and 44.0%, 45.4% and 45.9%, respectively, were attributable to casual attire, sportswear, shoes, shirts, ties, outerwear and other clothing product sales.
     In addition to accepting cash, checks, nationally recognized credit cards and gift cards, we offer our own private label credit card to Men’s Wearhouse customers. A third-party vendor provides all necessary servicing and processing and assumes all credit risks associated with the private label credit card program. All purchases made with the private label credit card at Men’s Wearhouse stores received a 5% discount at the time of purchase until March 2009, when the 5% discount was discontinued. During 2009, private label credit card sales represented approximately 2% of sales at Men’s Wearhouse stores.
     We also offer our “Perfect Fit” loyalty program to our Men’s Wearhouse, Men’s Wearhouse and Tux and Moores customers. Under the loyalty program, customers receive points for purchases. Points are equivalent to dollars spent on a one-for-one basis, excluding any sales tax dollars. Upon reaching 500 points, customers are issued a $50 rewards certificate which they may use to make purchases at Men’s Wearhouse, Men’s Wearhouse and Tux or Moores stores. We believe that the loyalty program facilitates our ability to cultivate long-term relationships with our customers. All customers who register for our “Perfect Fit” loyalty program are eligible to participate and earn points for purchases. Approximately 80% of sales transactions at our Men’s Wearhouse, Men’s Wearhouse and Tux and Moores stores were to customers who participated in the loyalty program in 2009.
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
     We encourage our clothing consultants to be friendly and knowledgeable and to promptly greet each customer entering the store. Consultants are encouraged to offer guidance to the customer at each stage of the decision-making process, making every effort to earn the customer’s confidence and to create a professional relationship that will continue beyond the initial visit. Clothing consultants are also encouraged to contact customers after the purchase or pick-up of tailored clothing to determine whether customers are satisfied with their purchases and, if necessary, to take corrective action. Store management as well as Men’s Wearhouse customer services representatives operating from our corporate offices have full authority to respond to customer complaints and reasonable requests, including the approval of returns, exchanges, refunds, re-alterations and other special requests, all of which we believe helps promote customer satisfaction and loyalty.
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
     Men’s Wearhouse and Tux stores are generally smaller than our traditional stores and offer a full selection of tuxedo rental product as well as a limited assortment of retail merchandise. In fiscal 2009, we expanded the retail merchandise offerings, which include retail formalwear, and introduced suit separates, dress shirts and ties targeted towards a younger customer into our Men’s Wearhouse and Tux stores. These stores are staffed to facilitate the tuxedo rental and retail sales process and are primarily located in regional malls and lifestyle centers.
     The Company entered into a marketing agreement with David’s Bridal, Inc., the nation’s largest bridal retailer, in connection with the acquisition of the rental stores in fiscal 2007. As a result, we have a preferred relationship with David’s Bridal, Inc. with respect to our rental operations.
     Our total annual advertising expenditures were $82.0 million, $77.0 million and $73.8 million in 2009, 2008 and 2007, respectively. The Company’s advertising strategy primarily consists of television, radio, direct mail, email, online and bridal shows. We consider our integrated efforts across these channels to be the most effective means of both attracting and reaching potential new customers, as well as reinforcing our positive attributes for our various brands with our existing customer base.
Purchasing and Distribution
     We purchase merchandise and tuxedo rental product from approximately 900 vendors. In 2009, one vendor accounted for 11% of our total purchases; no other vendor accounted for 10% or more of our purchases. Management does not believe that the loss of any vendor would significantly impact us. While we have no material long-term contracts with our vendors, we believe that we have developed an excellent relationship with our vendors, which is supported by consistent purchasing practices.
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
     Direct Sourcing
     We purchased approximately 23% and 40% of total U.S. and Canada clothing product purchases, respectively, in 2009 through our direct sourcing program. In 2008, we purchased approximately 31% and 51% of total U.S. and Canada clothing product purchases, respectively, through our direct sourcing program. In 2007, we purchased approximately 38% and 60% of total U.S. and Canada clothing product purchases, respectively, through our direct sourcing program. We have no long-term merchandise supply contracts and typically transact business on a purchase order-by-purchase order basis either directly with manufacturers and fabric mills or with trading companies. In 2009, we worked with 38 manufacturers and fabric mills that supplied 57% of our direct sourced merchandise. We have developed long-term and reliable relationships with over half of our direct manufacturers and fabric mills, which we believe provides stability, quality and price leverage. In 2009, we also worked with 69 trading companies that supported our relationships with vendors for approximately 43% of our direct sourced merchandise.

     These 107 vendors that comprise our direct sourcing base operate 102 factories in 17 countries, with 68% of our direct sourced merchandise supplied by our top 10 vendors. Each of our top 10 direct sourcing vendors uses a limited number of factories to produce its merchandise, which we believe gives us a high degree of consistency and price leverage in placing production of our merchandise. We believe we have developed strong relationships with our vendors, most of which rely upon us for a significant portion of their business.
     We have three exclusive contract agent offices that provide administrative functions for our manufacturing system as well as communication functions on our behalf to the vendors. In addition, the agent offices provide all quality control inspections and ensure that our operating procedures manuals are adhered to by our suppliers.
     During 2009, 80% of our direct sourced merchandise was sourced in Asia (75% from China, Indonesia and India) while 15% was sourced in Mexico and 5% was sourced in Europe and other regions. All of our foreign purchases are negotiated and paid for in U.S. dollars, except purchases from Italy which are negotiated and paid for in Euros.
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
     We expect that purchases through the direct sourcing program will represent approximately 25% and 38% of total U.S. and Canada purchases, respectively, in 2010.
     Distribution
     All retail apparel merchandise for Men’s Wearhouse stores is received into our distribution center located in Houston, Texas, where it is either placed in back-stock or allocated to and picked by store and then moved to the appropriate staging area for shipping. In addition to the Houston distribution center, we have separate hub facilities or space within certain Men’s Wearhouse stores in the majority of our markets, which function as redistribution facilities for their respective areas. Approximately 45% of purchased merchandise is transported to our K&G stores from our Houston distribution center; all other merchandise is direct shipped by vendors to the stores. We anticipate that we will continue to distribute merchandise to our K&G stores using a combination of our Houston distribution center and direct shipment from vendors. Most purchased merchandise for our Moores stores is distributed to the stores from our distribution center in Montreal.

     Our tuxedo rental product is located in our Houston distribution center and in 10 additional distribution facilities located in the U.S. (9) and Canada (1). The 10 additional distribution facilities also receive limited quantities of retail product, primarily formalwear accessories, that is sold in our Men’s Wearhouse, Men’s Wearhouse and Tux and Moores stores.
     All retail merchandise and new tuxedo rental product is transported from vendors to our distribution facilities via common carrier or on a dedicated fleet of long-haul vehicles owned and operated by a third party. This dedicated fleet of 44 trailers is specifically equipped for “garments-on-hangers” such as suits, sport coats and tuxedo rental product and is used to transport such product from our Houston distribution center to the hub facilities. Tuxedo rental product is transported from our 9 additional U.S. distribution facilities to the hub facilities via a fleet of 231 leased or owned smaller van-like or box trucks. These smaller vehicles are also used to transport tuxedo rental product and retail merchandise from the hub facilities to our stores within a given geographic region.
     In addition, we own or lease 48 smaller van-like trucks that are used to deliver laundry and dry cleaning to our Houston area laundry/dry cleaning customers.
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
     We believe that strong vendor relationships, our direct sourcing program and our buying volumes and patterns are the principal factors enabling us to obtain quality merchandise at attractive prices. We believe that our vendors rely on our predictable payment record and history of honoring promises. Certain of our competitors (principally department stores) may be larger and may have substantially greater financial, marketing and other resources than we have and therefore may have certain competitive advantages.
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
     We have entered into license agreements with a limited number of parties under which we are entitled to use designer labels in return for royalties paid to the licensor based on the costs of the relevant product. These license agreements generally limit the use of the individual label to products of a specific nature (such as men’s suits, men’s formalwear or men’s shirts). The labels licensed under these agreements will continue to be used in connection with a portion of the purchases under the direct sourcing program described above, as well as purchases from other vendors. We monitor the performance of these licensed labels compared to their cost and may elect to selectively terminate any license, as provided in the respective agreement. We also own several trademarks, including “Joseph & Feiss®,” “Pronto Uomo®,” “Linea Uomo®,” and “Twinhill®,” which are used similarly to our licensed labels. We may be presented with opportunities to acquire or license other designer or nationally recognized brand labels.
     We are also the owner in the United States of the service marks “MW CUSTOM®,” as well a logo incorporating MW CUSTOM® to identify manufacturing clothing to the order and/or specification of others.

     We operate our tuxedo rental services under the “MEN’S WEARHOUSE AND TUX” and “MEN’S WEARHOUSE” marks and names. We also are owners of and use other marks, including “MW TUX®,” “AFTER HOURS FORMALWEAR®,” “GINGISS FORMALWEAR®,” “Mr. Tux,” and “MODERN TUXEDO.”
     K&G stores operate under the marks “K&G®,” “K&G Fashion SuperStore®,” “K&G Superstore®,” “K&G Men’s Center,” “K&G Mensmart” and “K&G Suit Warehouse,” among others. In addition, we own or license other marks used in the business, principally in connection with the labeling of products purchased through the direct sourcing program.
     MW Cleaners operates under the service mark “MWCLEANERS®” as well as certain logos incorporating “MWCLEANERS” or the letters “MW” to identify dry cleaning and alteration services. We are the owner in the United States of “MWCLEANERS®” and “MW & Design (bow tie)®”.
     Twin Hill operates in the United States under the names “TWINHILL®” and “Twin Hill Corporate Apparel”.
     We own Canadian trademark registrations for the marks “Moores The Suit People®,” “Moores Vetements Pour Hommes®,” “Moores Vetements Pour Hommes (and design) ®,” “Moores Clothing For Men” and “Moores Clothing For Men (and design)®.” Moores stores operate under the tradenames “Moores Clothing For Men” and “Moores Vetements Pour Hommes.”
Employees
     At January 30, 2010, we had approximately 15,900 employees, of whom approximately 11,200 were full-time and approximately 4,700 were part-time employees. Seasonality affects the number of part-time employees as well as the number of hours worked by full-time and part-time personnel.
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
Our business is particularly sensitive to economic conditions and consumer confidence, which have been at depressed levels.
     During most of 2009, the U.S. and global financial and equity markets continued to reflect recessionary trends, including tighter credit and lower levels of consumer confidence, consumer spending and business activity in general, as well as high levels of unemployment. We believe that these depressed market conditions affect us more than other retailers because discretionary spending for items like men’s tailored apparel tends to slow sooner and to recover later than that for other retail purchases. We do not know if or when these depressed market conditions are likely to show significant improvement, and a sustained continuation or worsening of such conditions could intensify the adverse effect of such conditions on our revenues and operating results.
Our business is subject to numerous, varied and changing laws, rules and regulations, the interpretation of which can be uncertain and which may lead to litigation or administrative proceedings.
     The sale of goods at retail is subject to laws, rules and regulations promulgated by national, state and provincial authorities, including laws, rules and regulations relating to privacy, use of consumer information, credit cards and advertising. These laws, rules and regulations and the interpretation thereof are subject to change and often application thereof may be unclear. As a result, from time to time, the Company is subject to litigation, including class action lawsuits, and administrative actions related to compliance with these laws, rules and regulations.
Our ability to continue to expand our Men’s Wearhouse stores may be limited.
     A large part of our growth has resulted from the addition of new Men’s Wearhouse stores and the increased sales volume and profitability provided by these stores. We will continue to depend on adding new stores to increase our sales volume and profitability. As of January 30, 2010, we operate 581 Men’s Wearhouse stores. However, we believe that our ability to increase the number of Men’s Wearhouse stores in the United States above 600 will be limited. Therefore, we may not be able to achieve the same rate of growth as we have historically.
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
     In the event we complete one or more acquisitions, we may be subject to a variety of risks, including risks associated with an ability to integrate acquired assets or operations into our existing operations, higher costs or unexpected difficulties or problems with acquired assets or entities, outdated or incompatible technologies, labor difficulties or an inability to realize anticipated synergies and efficiencies, whether within anticipated time frames or at all. If one or more of these risks are realized, it could have an adverse impact on our operating results.
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

A tightening of credit markets could impede our ability to renew or increase our current credit facility.
     Our Amended and Restated Credit Agreement with a group of banks, which was last amended on February 2, 2007, provides for a total senior secured revolving credit facility of $200.0 million, which can be expanded to $250.0 million upon additional lender commitments, that matures on February 11, 2012. A tightening of credit market conditions could impede our ability to renew or increase our credit facility
The loss of, or disruption in, our Houston distribution center could result in delays in the delivery of merchandise to our stores.
     All retail apparel merchandise for Men’s Wearhouse stores and a significant portion of the merchandise for K&G stores is received into our Houston distribution center, where the inventory is then processed, sorted and either placed in back-stock or shipped to our stores. We depend in large part on the orderly operation of this receiving and distribution process, which depends, in turn, on adherence to shipping schedules and effective management of the distribution center. Events, such as disruptions in operations due to fire or other catastrophic events, employee matters or shipping problems, may result in delays in the delivery of merchandise to our stores. For example, given our proximity to the Texas gulf coast, it is possible that a hurricane or tropical storm could cause damage to the distribution center, result in extended power outages or flood roadways into and around the distribution center, any of which would disrupt or delay deliveries to the distribution center and to our stores.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
     As of January 30, 2010, we operated 1,142 retail apparel and tuxedo rental stores in 47 states and the District of Columbia and 117 retail apparel stores in 10 Canadian provinces. The following tables set forth the location, by state or province, of these stores:

		Men’s
	Men’s	Wearhouse
United States	Wearhouse	and Tux	K&G
California	86	43	1
Florida	41	41	6
Illinois	28	37	6
Texas	56	2	13
Michigan	20	26	7
Pennsylvania	24	21	5
New York	31	14	4
Massachusetts	15	24	5
Virginia	18	22	3
Georgia	18	18	6
Ohio	19	17	5
New Jersey	16	15	7
Maryland	14	18	7
North Carolina	12	20	4
Tennessee	12	13	2
Louisiana	7	12	4
Indiana	9	10	3
Arizona	14	8
Missouri	11	9	2
Wisconsin	9	11	1
Minnesota	9	10	2
Colorado	14	3	3
Washington	14	2	3
Connecticut	9	6	2
South Carolina	5	10	1
Alabama	5	9	1
Oregon	9	2
Kentucky	3	6	1
Nevada	6	4
New Hampshire	4	4
Kansas	5	2	1
Utah	7
Oklahoma	5		2
Iowa	4	2
Nebraska	3	2
Delaware	2	3
Mississippi	1	3
New Mexico	4
Rhode Island	1	3
Arkansas	3
Maine	1	1
South Dakota	1	1
Vermont	1
Idaho	1
North Dakota	1
West Virginia	1
Alaska	1
District of Columbia	1

Total	581	454	107

Canada	Moores
Ontario	50
Quebec	24
British Columbia	16
Alberta	12
Manitoba	5
New Brunswick	3
Nova Scotia	3
Saskatchewan	2
Newfoundland	1
Prince Edward Island	1

Total	117

     Men’s Wearhouse and Moores stores vary in size from approximately 3,100 to 15,100 total square feet (average square footage at January 30, 2010 was 5,758 square feet with 71% of stores having between 4,500 and 6,500 square feet). Men’s Wearhouse and Moores stores are primarily located in middle and upper-middle income regional strip and specialty retail shopping centers. We believe our customers generally prefer to limit the amount of time they spend shopping for menswear and seek easily accessible store sites.
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
     Men’s Wearhouse and Tux stores vary in size from approximately 600 to 4,800 total square feet (average square footage at January 30, 2010 was 1,373 square feet with 85% of stores having between 1,000 and 4,000 square feet). Men’s Wearhouse and Tux stores are generally smaller than our traditional stores and offer a full selection of tuxedo rental product as well as a limited assortment of retail merchandise. These stores are staffed to facilitate the tuxedo rental process and are primarily located in regional malls and lifestyle centers.
     K&G stores vary in size from approximately 5,400 to 42,000 total square feet (average square footage at January 30, 2010 was 23,137 square feet with 64% of stores having between 15,000 and 25,000 square feet). K&G stores are “destination” stores located primarily in second generation strip shopping centers that are easily accessible from major highways and thoroughfares. K&G has created a 20,000 to 25,000 square foot prototype men’s and ladies’ superstore with fitting rooms and convenient check-out, customer service and tailoring areas. K&G stores are organized to convey the impression of a dominant assortment of first-quality merchandise and to project a no-frills, value-oriented warehouse atmosphere. Each element of store layout and merchandise presentation is designed to reinforce K&G’s strategy of providing a large selection and assortment in each category. We seek to make K&G stores “customer friendly” by utilizing store signage and grouping merchandise by categories and sizes, with brand name and private label merchandise intermixed. Each store is typically staffed with a manager, assistant manager and other employees who serve as customer service and sales personnel and cashiers. Each store also has a tailoring facility with at least one tailor.
     In fiscal 2009, we modified the store layout for 80 of the 107 K&G stores with a new look and improved customer navigation at a minimal cost per store. Additionally, we modified the product assortments and merchandise content in our K&G stores to be more fashion and trend-oriented and to better match the customers’ demographic profiles. In fiscal 2010, we are planning to increase the ladies assortment of merchandise in 44 of the 107 K&G stores and to introduce a limited assortment of deeply discounted European luxury brand merchandise in certain K&G stores.

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
     We own or lease properties in various parts of the U.S. and Canada to facilitate the distribution of retail and rental product to our stores. In addition, we have primary office locations in Houston, Texas and Fremont, California with additional satellite offices in other parts of the U.S. and Canada. The following is a listing of all owned and leased non-store facilities as of January 30, 2010:

				Square Footage Used For
			Owned/	Warehouse/	Office
Brand	Location	Total Sq Ft	Leased	Distribution	Space	Total Use
Men’s Wearhouse
	Houston, TX	1,100,000	Own	1,066,700	33,300	1,100,000
	Houston, TX	241,500	Own	225,800	15,700	241,500
	Houston, TX	206,400	Lease	—	206,400	206,400
	Houston, TX	146,500	Own	136,200	10,300	146,500
	Houston, TX	25,000	Own	—	25,000	25,000
	Houston, TX (1)	22,000	Own	18,000	4,000	22,000
	Nashville, TN	24,300	Own	22,100	2,200	24,300
	Norcross, GA	89,300	Lease	68,700	20,600	89,300
	Addison, IL	61,200	Lease	44,600	16,600	61,200
	Bay City, MI	30,100	Lease	26,500	3,600	30,100
	Pittston, PA	419,600	Lease	411,200	8,400	419,600
	Winter Garden, FL	37,000	Own	32,200	4,800	37,000
	Richmond, VA	54,900	Own	53,500	1,400	54,900
	Fife, WA	66,600	Lease	62,600	4,000	66,600
	Bakersfield, CA	222,400	Lease	211,700	10,700	222,400
	Fremont, CA	34,000	Own	—	34,000	34,000
	Fremont, CA	14,800	Lease	—	14,800	14,800
	New York, NY	17,200	Lease	—	17,200	17,200
	Various locations (2)	231,100	Lease	214,800	16,300	231,100
K&G
	Atlanta, GA (3)	100,000	Lease	23,000	35,000	58,000

Moores
	Toronto, Ontario	36,700	Lease	19,800	16,900	36,700
	Cambridge, Ontario	214,600	Own	202,500	12,100	214,600
	Montreal, Quebec	173,000	Own	167,300	5,700	173,000
	Vancouver, BC	2,100	Lease	—	2,100	2,100

		3,570,300		3,007,200	521,100	3,528,300

(1)	This facility houses the laundry and dry cleaning plant for our retail laundry and dry cleaning services.

(2)	Various locations consist primarily of hub warehouse facilities located throughout the U.S.

(3)	Total square footage includes 42,000 square feet used for a retail store.

ITEM 3. LEGAL PROCEEDINGS
     On October 8, 2009, the Company was named in a federal securities class action lawsuit filed in the United States District Court for the Southern District of Texas, Houston Division. The case is styled Material Yard Workers Local 1175 Benefit Funds, et al. v. The Men’s Wearhouse, Inc., Case No. 4:09-cv-03265. The class period alleged in the complaint runs from March 7, 2007 to January 9, 2008. The primary allegations are that the Company issued false and misleading press releases regarding its guidance for fiscal year 2007 on various occasions during the alleged class period. The complaint seeks damages based on the decline in the Company’s stock price following the announcement of lowered guidance on Oct. 10, 2007, Nov. 28, 2007, and Jan. 9, 2008. The case is in its early stages and discovery has not begun. The Company believes the lawsuit is without merit and intends to mount a vigorous defense; we are unable to determine the likely outcome at this time.
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
     Our common stock is traded on the New York Stock Exchange under the symbol “MW.” The following table sets forth, on a per share basis for the periods indicated, the high and low sale prices per share for our common stock as reported by the New York Stock Exchange and the quarterly dividends declared on each share of common stock:

	High	Low	Dividend
Fiscal Year 2009
First quarter ended May 2, 2009	$20.45	$9.38	$0.07
Second quarter ended August 1, 2009	22.69	14.62	0.07
Third quarter ended October 31, 2009	27.67	20.74	0.07
Fourth quarter ended January 30, 2010	23.68	18.43	0.09

Fiscal Year 2008
First quarter ended May 3, 2008	$27.63	$19.29	$0.07
Second quarter ended August 2, 2008	26.29	15.42	0.07
Third quarter ended November 1, 2008	26.43	11.51	0.07
Fourth quarter ended January 31, 2009	15.52	8.33	0.07
     On March 25, 2010, there were approximately 1,300 shareholders of record and approximately 31,600 beneficial shareholders of our common stock.
     In January 2010, our Board of Directors declared a quarterly cash dividend of $0.09 per share of our common stock payable on March 26, 2010 to shareholders of record on March 16, 2010. The dividend payout is approximately $4.8 million.
     The information required by this item regarding securities authorized for issuance under equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Form 10-K.
Issuer Purchases of Equity Securities
     During fiscal 2009, 7,292 shares at a cost of $0.1 million were repurchased at an average price per share of $12.29 in a private transaction to satisfy tax withholding obligations arising upon the vesting of certain restricted stock. No shares of our common stock were repurchased during the fourth quarter of fiscal 2009. At January 30, 2010, the remaining balance available under our authorized share repurchase program was $44.3 million.

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
     The following graph compares, as of each of the dates indicated, the percentage change in the Company’s cumulative total shareholder return on the Common Stock with the cumulative total return of the NYSE Composite Index and the Retail Specialty Apparel Index. The graph assumes that the value of the investment in the Common Stock and each index was $100 at January 29, 2005 and that all dividends paid by those companies included in the indices were reinvested.

	January 29,	January 28,	February 3,	February 2,	January 31,	January 30,
	2005	2006	2007	2008	2009	2010
Measurement Period (Fiscal Year Covered)
The Men’s Wearhouse, Inc.	$100.00	$160.12	$203.70	$122.56	$55.29	$97.04
NYSE Composite Index	100.00	117.71	138.62	140.88	81.11	110.40
Dow Jones US Apparel Retailers	100.00	114.08	137.84	108.91	57.37	108.65
     The foregoing graph is based on historical data and is not necessarily indicative of future performance.

ITEM 6. SELECTED FINANCIAL DATA
     The following selected statement of earnings, balance sheet and cash flow information for the fiscal years indicated has been derived from our audited consolidated financial statements. The Selected Financial Data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes thereto. References herein to years are to the Company’s 52-week or 53-week fiscal year, which ends on the Saturday nearest January 31 in the following calendar year. For example, references to “2009” mean the fiscal year ended January 30, 2010. All fiscal years for which financial information is included herein had 52 weeks, except 2006 which had 53 weeks.
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

	2009	2008	2007	2006	2005
	(Dollars and shares in thousands, except
	per share and per square foot data)
Statement of Earnings Data:
Net sales	$1,909,575	$1,972,418	$2,112,558	$1,882,064	$1,724,898
Gross margin	797,726	850,512	970,057	815,705	697,135
Operating income	68,204	90,471	228,652	223,938	165,296
Net earnings	45,508	58,844	147,041	148,575	103,903

Per Common Share Data:
Basic net earnings per common share	$0.86	$1.14	$2.76	$2.80	$1.93
Diluted net earnings per common share	$0.86	$1.13	$2.73	$2.71	$1.88
Weighted average common shares outstanding	52,130	51,645	53,258	53,111	53,753
Weighted average shares outstanding plus dilutive potential common shares	52,280	51,944	53,890	54,749	55,365

Operating Information:
Percentage increase/(decrease) in comparable store sales (1):
Men’s Wearhouse	(4.0)%	(9.0)%	(0.4)%	3.1%	6.2%
K&G	(1.9)%	(11.7)%	(10.9)%	(1.8)%	16.4%
Moores	(0.9)%	(5.6)%	1.5%	8.7%	2.7%

Average square footage (2):
Men’s Wearhouse	5,653	5,626	5,600	5,552	5,521
Men’s Wearhouse and Tux (3)	1,373	1,360	1,333	—	—
K&G	23,137	23,087	23,132	23,204	23,834
Moores	6,278	6,233	6,205	6,218	6,206

Average net sales per square foot of selling space (4):
Men’s Wearhouse	$387	$395	$441	$488	$473
K&G	$182	$184	$220	$259	$253
Moores	$408	$412	$440	$430	$396

	2009	2008	2007	2006	2005
	(Dollars and shares in thousands, except
	per share and per square foot data)
Number of retail stores:
Open at beginning of the period	1,294	1,273	752	719	707
Opened	6	43	42	35	18
Acquired (5)	—	—	509	—	—
Closed (5)	(41)	(22)	(30)	(2)	(6)

Open at end of the period	1,259	1,294	1,273	752	719

Men’s Wearhouse	581	580	563	543	526
Men’s Wearhouse and Tux (3)	454	489	489	—	—
K&G	107	108	105	93	77
Moores	117	117	116	116	116

Total	1,259	1,294	1,273	752	719

Cash Flow Information:
Capital expenditures	$56,912	$88,225	$126,076	$72,904	$66,499
Depreciation and amortization	86,090	90,665	80,296	61,387	61,874
Purchase of treasury stock	90	156	106,107	40,289	90,280

	January 30,	January 31,	February 2,	February 3,	January 28,
	2010	2009	2008	2007	2006
Balance Sheet Information:
Cash and cash equivalents	$186,018	$87,412	$39,446	$179,694	$200,226
Short-term investments	—	17,121	59,921	—	62,775
Working capital	484,295	411,392	393,740	454,691	491,527
Total assets	1,232,106	1,187,730	1,256,467	1,096,952	1,123,274
Long-term debt	43,491	62,916	92,399	72,967	205,251
Shareholders’ equity	902,344	842,148	815,937	753,772	627,533
Cash dividends declared per share	0.30	0.28	0.25	0.20	0.05

(1)	Comparable store sales data is calculated by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period. Men’s Wearhouse and Tux stores are included in comparable store sales for the Men’s Wearhouse beginning in the second quarter of fiscal 2008. Comparable store sales percentages for Moores are calculated using Canadian dollars.

(2)	Average square footage is calculated by dividing the total square footage for all stores open at the end of the period by the number of stores open at the end of such period.

(3)	Men’s Wearhouse and Tux stores resulting from the acquisition of After Hours on April 9, 2007.

(4)	Average sales per square foot of selling space is calculated by dividing total selling square footage for all stores open the entire year into total sales for those stores. The calculation for Men’s Wearhouse includes Men’s Wearhouse and Tux stores resulting from the acquisition of After Hours on April 9, 2007. The calculation for Moores is based upon the Canadian dollar. For 2006, the calculation excludes total sales for the 53rd week.

(5)	As a result of the After Hours acquisition on April 9, 2007, 509 stores were acquired, of which 27 stores were subsequently closed in 2007.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     The Men’s Wearhouse, Inc. is a specialty apparel retailer offering suits, suit separates, sport coats, pants, shoes, shirts, sportswear, outerwear and accessories for men and tuxedo rentals. We offer our products and services through multiple channels including The Men’s Wearhouse, Men’s Wearhouse and Tux, K&G, Moores Clothing for Men and on the internet at www.menswearhouse.com. Our stores are located throughout the United States and Canada and carry a wide selection of brand name and private label merchandise. In addition, we offer our customers a variety of services, including alterations and our loyalty program, and most of our K&G stores offer ladies’ career apparel.
Overview
     We had revenues of $1,909.6 million and net earnings of $45.5 million in fiscal 2009, compared to revenues of $1,972.4 million and net earnings of $58.8 million in fiscal 2008 and revenues of $2,112.6 million and net earnings of $147.0 million in fiscal 2007. A depressed economic and retail environment continued in fiscal 2009 with high unemployment, tight credit conditions and low consumer confidence negatively impacting consumer spending during the year. In response to these challenging business conditions, we continued efforts to stimulate sales with discounts and promotional events as we also managed our inventory purchases, maintained expense control efforts and reduced capital expenditures.
     We opened 6 stores in fiscal 2009, 43 stores in fiscal 2008 and 42 stores in fiscal 2007. In addition, during fiscal 2009 we applied a new store design which was tested in three K&G stores in fiscal 2008 to approximately 80 additional K&G stores. The new store design establishes a modern look and feel from the exterior entrance of the store to the inside of the fitting rooms. We believe these new design elements convey a more vibrant and energetic attitude to our customers.
     During the fourth quarter of fiscal 2009, we recognized pretax non-cash asset impairment charges of $19.5 million related to store assets for 145 Men’s Wearhouse and Tux stores and 12 K&G stores. During the fourth quarter of fiscal 2008, we recorded pretax non-cash asset impairment charges of $1.8 million related mainly to store assets for two K&G stores. No asset impairment charges were recorded in fiscal 2007. The more significant factors impacting these charges are discussed below. Refer to Impairment of Long-Lived Assets as discussed in “Critical Accounting Polices and Estimates” below and Note 1 of Notes to Consolidated Financial Statements for further details.
     Of the total $19.5 million non-cash asset impairment charges in fiscal 2009, $5.1 million related to 12 K&G stores. The asset impairment charges in fiscal 2009 and 2008 resulted primarily from sales declines at the K&G stores that started in fiscal 2007 and continued in fiscal 2008 and fiscal 2009 due mainly to the recessionary trend of the U.S. economy.
     The remaining $14.4 million of asset impairment charges in fiscal 2009 related to store assets for 145 of the 454 Men’s Wearhouse and Tux stores open at the end of fiscal 2009. During the first quarter of fiscal 2009, we renamed our stand-alone tuxedo rental stores to Men’s Wearhouse and Tux. These stores were acquired in April 2007 or opened subsequently and operated as MW Tux from the fourth quarter of fiscal 2007 until the first quarter of fiscal 2009 when they were renamed Men’s Wearhouse and Tux. These stores offer a full selection of tuxedo rental product as well as an expanded selection of retail merchandise, including formalwear and suit separates, dress shirts and ties targeted towards a younger customer, which was introduced during the first quarter of fiscal 2009. It was anticipated that expanding the retail merchandise at the rental stores and renaming them to Men’s Wearhouse and Tux would diminish or possibly reverse a consumer driven shifting of rental revenues that was occurring from the rental stores to our Men’s Wearhouse stores located in close proximity (one mile or less). Although the expanded merchandise offering contributed to a significant increase in retail clothing sales by the rental stores in fiscal 2009, the shifting of tuxedo rental revenues from the rental stores to near–by Men’s Wearhouse stores continued to occur. In total, tuxedo rental revenues for fiscal 2009 were $334.1 million compared to $330.0 million in fiscal 2008 and $325.3 million in fiscal 2007; however, $14.4 million of store assets for 145 of the 454 Men’s Wearhouse and Tux stores open at the end of fiscal 2009 were impaired due mainly to the shifting of rental revenues.

     The net assets for 122 of the total 157 stores impaired in fiscal 2009 are fully impaired and comprise $16.9 million of the total $19.5 million pretax impairment charge. The remaining net book value of the assets for the 35 stores that are not fully impaired totaled $1.3 million at the end of fiscal 2009. Changes to our key assumptions related to store performance, market conditions and other economic factors could result in future impairment charges for these partially impaired stores as well as for other stores where the carrying amount of the assets may not be recoverable.
     In 2009, we closed four Men’s Wearhouse stores due to lease expiration and one K&G store due to substandard performance. We also closed 36 Men’s Wearhouse and Tux stores: one due to substandard performance, nine due to lease expiration and 26 due to consolidation of operations with other existing Men’s Wearhouse stores in the area. In 2008, we closed two Men’s Wearhouse stores due to substandard performance. We also closed 20 Men’s Wearhouse and Tux stores: seven due to substandard performance, one due to lease expiration and 12 due to consolidation of operations with other existing Men’s Wearhouse stores in the area. In 2007, we closed 27 stores due to the integration of After Hours into our operations and two Men’s Wearhouse stores and one K&G store due to lease expirations.
     During the second quarter of 2009, we entered into an agreement with an unrelated third party who assumed our liability for unredeemed gift cards that had not yet reached their statutory escheatment term. As a result of this agreement, we are no longer subject to certain third party claims for unredeemed gift cards, which allows us to recognize other income from breakage of gift cards when the likelihood of redemption of the gift cards is remote. Pretax breakage income of $5.0 million was recognized during fiscal 2009. Refer to Gift Cards and Gift Card Breakage as discussed in “Critical Accounting Polices and Estimates” below and Note 1 of Notes to Consolidated Financial Statements for further details.
     We expect general economic conditions to remain difficult in 2010. In response to these challenges, we plan to continue efforts to stimulate sales with discounts and other promotional events, to manage our inventory purchases, to continue expense controls and to limit our capital expenditures. We plan to open approximately 15 Men’s Wearhouse stores in fiscal 2010 and to expand and/or relocate approximately 15 existing Men’s Wearhouse stores, one existing Men’s Wearhouse and Tux store, five existing K&G stores and seven existing Moores stores. We also plan to increase the ladies assortment of merchandise in 44 of our 107 K&G stores and to introduce a limited assortment of deeply discounted European luxury brand merchandise in certain K&G stores. We plan to close one Men’s Wearhouse store, seven K&G stores and approximately 45 Men’s Wearhouse and Tux stores in the next 13 months as their lease terms expire, and approximately 20 additional Men’s Wearhouse and Tux stores will be closed if acceptable lease termination arrangements can be established. Based on our experience with previous economic downturns, we believe long-term fundamentals for the men’s specialty apparel industry remain strong and that current negative conditions will stabilize over time. However, we cannot predict when a meaningful recovery will occur.

Results of Operations
     The following table sets forth the Company’s results of operations expressed as a percentage of net sales for the periods indicated:

	Fiscal Year (1)
	2009	2008	2007
Net sales
Clothing product	75.8%	76.8%	78.4%
Tuxedo rental services	17.5	16.7	15.4
Alteration and other services	6.7	6.5	6.2

Total net sales	100.0%	100.0%	100.0%
Cost of sales:
Clothing product, including buying and distribution costs	35.1	34.1	33.6
Tuxedo rental services	3.0	3.0	2.9
Alteration and other services	5.0	4.9	4.7
Occupancy costs	15.2	14.9	12.9

Gross margin	41.8	43.1	45.9
Asset impairment charges	1.0	0.1	—
Selling, general and administrative expenses	37.2	38.4	35.1

Operating income	3.6	4.6	10.8
Interest income	0.1	0.1	0.3
Interest expense	(0.1)	(0.2)	(0.2)

Earnings before income taxes	3.6	4.5	10.9
Provision for income taxes	1.2	1.5	3.9

Net earnings	2.4%	3.0%	7.0%

(1)	Percentage line items may not sum to totals due to the effect of rounding.
2009 Compared with 2008
     The Company’s net sales decreased $62.8 million, or 3.2%, to $1,909.6 million for fiscal 2009 as compared to fiscal 2008. The decrease was due mainly to a $68.3 million decrease in clothing product revenues, offset partially by a $4.1 million increase in tuxedo rental services and a $1.9 million increase in alteration services, and is attributable to the following:

(in millions)	Amount Attributed to

$(57.3)	Decrease in comparable sales.
14.4	Increase from net sales of stores opened in 2008, relocated stores and expanded stores not yet included in comparable sales.
3.7	Increase in net sales from 6 stores opened in 2009.
1.9	Increase in alteration services sales.
(9.9)	Decrease in corporate apparel and other sales.
(8.5)	Decrease in net sales resulting from stores closed.
(7.1)	Decrease in net sales resulting from exchange rate changes.

$(62.8)	Total
     Our comparable store sales (which are calculated by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period) decreased 4.0% at Men’s Wearhouse as increases in units per transaction, driven by our promotional activities, were more than offset by lower store traffic levels and higher markdowns. At Moores, comparable store sales decreased 0.9% as increases in units per transaction, driven by our promotional activities, and a higher average transaction value were more than offset by lower store traffic levels. At K&G, comparable store sales decreased 1.9% primarily due to decreases in units per transaction and higher markdowns. The continuation of negative macroeconomic conditions, including high unemployment, particularly affected sales of men’s apparel as buying patterns for men are considered to be more discretionary than those in other apparel areas. The lower clothing product sales were partially offset by increased revenues from our tuxedo rental services due mainly to higher average rental rates. As a percentage of total revenues, tuxedo rental service revenues increased from 16.7% in 2008 to 17.5% in 2009. Exchange rate changes from a weaker Canadian dollar also caused total sales for fiscal 2009 to be $7.1 million less than the comparable prior year sales. The decrease in corporate apparel and other sales was due mainly to reduced orders from several major corporate apparel customers.

     The Company’s gross margin was as follows:

	Fiscal Year
	2009	2008	2007
Gross margin	$797,726	$850,512	$970,057

Gross margin as a percentage of related sales:
Clothing product, including buying and distribution costs	53.7%	55.6%	57.2%
Tuxedo rental services	82.8%	82.0%	81.0%
Alteration and other services	26.2%	24.1%	24.1%
Occupancy costs	(15.2)%	(14.9)%	(12.9)%
Total gross margin	41.8%	43.1%	45.9%
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
     Total gross margin decreased 6.2% from $850.5 million in fiscal 2008 to $797.7 million in fiscal 2009. As a percentage of sales, total gross margin decreased from 43.1% in 2008 to 41.8% in 2009. This decrease is due mainly to lower clothing product margin, offset slightly by improved tuxedo rental and alteration services margins. As a percentage of related sales, the clothing product gross margin decreased from 55.6% in 2008 to 53.7% in 2009 due primarily to higher markdowns from increased promotional activities at our Men’s Wearhouse and Moores stores. The tuxedo rental services gross margin increased slightly from 82.0% in 2008 to 82.8% in 2009 due mainly to the absence in 2009 of costs incurred in the first quarter of 2008 associated with realignment of our tuxedo rental product inventory. The gross margin for alteration and other services increased from 24.1% in 2008 to 26.2% in 2009 mainly as a result of reduced alteration costs combined with increased alteration sales associated with the increased unit sales from our promotional events. Occupancy cost, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, increased from 14.9% of total sales in 2008 to 15.2% in 2009 but, on an absolute dollar basis, decreased by 1.3%.
     Non-cash asset impairment charges increased to $19.5 million in fiscal 2009 as compared to $1.8 million in fiscal 2008. As a percentage of sales, these expenses increased from 0.1% in 2008 to 1.0% in 2009. The asset impairment charges in fiscal 2009 related to 145 Men’s Wearhouse and Tux stores and 12 K&G stores. The asset impairment charges in fiscal 2008 related to two K&G stores. Refer to Impairment of Long-Lived Assets as discussed in “Critical Accounting Polices and Estimates” below and Note 1 of Notes to Consolidated Financial Statements for further details.

     Selling, general and administrative (“SG&A”) expenses decreased to $710.0 million in fiscal 2009 from $758.2 million in fiscal 2008, a decrease of $48.2 million or 6.4%. As a percentage of sales, these expenses decreased from 38.4% in 2008 to 37.2% in 2009. The components of this 1.2% net decrease in SG&A expenses as a percentage of net sales and the related absolute dollar changes were as follows:

%	Attributed to

0.4%	Increase in advertising expense as a percentage of sales from 3.9% in 2008 to 4.3% in 2009. On an absolute dollar basis, advertising expense increased $5.0 million.
0.1%
Increase in store salaries as a percentage of sales from 14.9% in 2008 to 15.0% in 2009. Store salaries on an absolute dollar basis decreased $7.8 million primarily due to decreased commissions and store personnel due to decreased sales and fewer stores in 2009.

(0.5)%
Decrease in other SG&A expenses of $10.0 million due to the absence in 2009 of costs incurred in 2008 in connection with the July 11, 2008 closure of the Canadian based manufacturing facility operated by the Company’s subsidiary, Golden Brand.

0.4%
Increase in other SG&A expenses of $8.8 million due to the absence in 2009 of the gain on sale of certain distribution facility assets acquired by the State of California through eminent domain in 2008.

(1.6)%
Decrease in other SG&A expenses as a percentage of sales from 19.5% in 2008 to 17.9% in 2009. On an absolute dollar basis, other SG&A expenses decreased $44.2 million primarily due to cost control efforts initiated in the fourth quarter of 2008 and the 2009 recognition of $5.0 million in other operating income from gift card breakage. During the second quarter of 2009, we entered into an agreement with an unrelated third party who assumed our liability for unredeemed gift cards that had not yet reached their statutory escheatment term. As a result of this agreement, we are no longer subject to certain third party claims for unredeemed gift cards, which allows us to recognize other income from breakage of gift cards when the likelihood of redemption of the gift cards is remote (refer to Gift Cards and Gift Card Breakage as discussed in “Critical Accounting Polices and Estimates” below and Note 1 of Notes to Consolidated Financial Statements).

(1.2)%	Total
     Interest expense decreased from $4.3 million in fiscal 2008 to $1.2 million in fiscal 2009 while interest income decreased from $2.6 million in fiscal 2008 to $0.9 million in fiscal 2009. Weighted average borrowings outstanding decreased from $91.1 million in 2008 to $47.4 million in 2009, and the weighted average interest rate on outstanding indebtedness decreased from 4.3% to 1.9%. The decrease in the weighted average borrowings was due mainly to the voluntary repayment of a portion of our Canadian term loan in October 2008 of approximately US$31.9 million and payments on our revolving credit facility of $25.0 million during the first quarter of 2009. The weighted average interest rate for fiscal 2009 decreased mainly due to a decrease in the effective interest rate for the Canadian term loan from 1.9% at January 31, 2009 to 1.1% at January 30, 2010. The decrease in interest income was primarily attributable to lower interest rates for fiscal 2009 as compared to fiscal 2008.
     Our effective income tax rate was 33.0% for 2009 and 33.7% for fiscal 2008. The effective tax rate for fiscal 2009 was lower than the statutory U.S. federal rate of 35% primarily due to the foreign exchange impact of distributed earnings from our Canadian operations, favorable conclusions of certain income tax audits and statute of limitation expirations during the year, offset partially by the unfavorable effect of state income taxes and establishment of a valuation allowance related to potential limited utilization of foreign tax credits. The effective income tax rate in 2008 was lower than the statutory U.S. federal rate of 35% mainly because favorable conclusions of certain income tax audits and statute of limitation expirations during the year more than offset the effect of state income taxes. As of January 30, 2010, we had $7.1 million in unrecognized tax benefits, of which $4.8 million, if recognized, would reduce our income tax expense and effective tax rate. It is reasonably possible that there could be a net reduction in the balance of unrecognized tax benefits of up to $1.0 million in the next twelve months.
     These factors resulted in 2009 net earnings of $45.5 million or 2.4% of net sales, compared with 2008 net earnings of $58.8 million or 3.0% of net sales.

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

     Non-cash asset impairment charges were $1.8 million in fiscal 2008 compared to zero in fiscal 2007. As a percentage of sales, these expenses were 0.1% in 2008. The asset impairment charges related mainly to two K&G stores still in operation.
     Selling, general and administrative (“SG&A”) expenses increased to $758.2 million in fiscal 2008 from $741.4 million in fiscal 2007, an increase of $16.8 million or 2.3%. As a percentage of sales, these expenses increased from 35.1% in 2007 to 38.4% in 2008. The components of this 3.3% net increase in SG&A expenses as a percentage of net sales and the related absolute dollar changes were as follows:

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

3.3%	Total
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
     Our effective income tax rate was 36.0% for fiscal 2007 and 33.7% for fiscal 2008. The effective tax rate in 2007 was higher than the statutory U.S. federal rate of 35% primarily due to the effect of state income taxes, offset by favorable developments in certain outstanding income tax matters in the second quarter of fiscal 2007. The effective income tax rate in 2008 was lower than the statutory U.S. federal rate of 35% mainly because favorable conclusions of certain income tax audits and statute of limitation expirations during the year more than offset the effect of state income taxes.
     These factors resulted in 2008 net earnings of $58.8 million or 3.0% of net sales, compared with 2007 net earnings of $147.0 million or 7.0% of net sales.

Supplemental Information
Fiscal 2008 compared to Pro Forma fiscal 2007
     The consolidated statements of earnings included herein reflect the Company’s GAAP results of operations for fiscal 2007 and fiscal 2008. Since the acquisition of After Hours occurred on April 9, 2007, the inclusion of its off-season operations as if the acquisition had occurred prior to the beginning of 2007 reduces diluted earnings per common share for fiscal 2007 from $2.73 on a GAAP basis to $2.57 on a pro forma basis and allows for a comparison of the 2008 and 2007 results on a comparable operations basis. The following table, expressed as a percentage of net sales for the periods indicated, and comments that follow are based on a comparison of the pro forma results for fiscal 2007 with the GAAP results for fiscal 2008. Refer to Note 2 of Notes to Consolidated Financial Statements for pro forma results of operations for fiscal 2007.

		Pro Forma
	Fiscal Year	Fiscal Year
	2008	2007
Net sales:
Clothing product	76.8%	77.5%
Tuxedo rental services	16.7	16.4
Alteration and other services	6.5	6.1

Total net sales	100.0%	100.0%
Cost of sales:
Clothing product, including buying and distribution costs	34.1	33.2
Tuxedo rental services	3.0	3.1
Alteration and other services	4.9	4.6
Occupancy costs	14.9	13.0

Gross margin	43.1	46.1
Asset impairment charges	0.1	—
Selling, general and administrative expenses	38.4	36.0

Operating income	4.6	10.1
Interest income	0.1	0.3
Interest expense	(0.2)	(0.3)

Earnings before income taxes	4.5	10.1
Provision for income taxes	1.5	3.6

Net earnings	3.0%	6.5%

     Total net sales decreased $170.1 million or 7.9% to $1,972.4 million in 2008 from $2,142.5 million for the pro forma fiscal year 2007. Clothing product sales, representing 76.8% of 2008 total net sales, decreased 8.7% due primarily to decreases in comparable store sales driven by a reduction in store traffic levels. Tuxedo rental service sales, representing 16.7% of 2008 total net sales, decreased 6.2%. This decline was primarily due to reduced tuxedo rental sales at stores acquired in 2007 as well as the sale of the acquired wholesale tuxedo rental operations in July 2007. These declines were partially offset by increases in tuxedo rental service sales at the Men’s Wearhouse stores and higher average rental rates at the Men’s Wearhouse and Moores stores.
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
     The asset impairment charge of $1.8 million recorded in 2008 related mainly to two stores still in operation.
     Selling, general, and administrative expenses, as a percentage of total net sales, increased 245 basis points from pro forma 36.0% in 2007 to 38.4% in 2008. This increase was primarily due to the deleveraging effect of reduced net sales in addition to $10.0 million of costs associated with the July 11, 2008 closure of the Canadian based manufacturing facility operated by the Company’s subsidiary, Golden Brand, offset partially by an $8.8 million gain from the sale of certain distribution facility assets acquired by the State of California through eminent domain in 2008.
     These factors resulted in operating income of $90.5 million and net earnings of $58.8 million in fiscal 2008 compared to pro forma operating income of $215.6 million and net earnings of $138.4 million for fiscal 2007.

Liquidity and Capital Resources
     At January 30, 2010 and January 31, 2009, cash and cash equivalents totaled $186.0 million and $87.4 million, respectively. We had working capital of $484.3 million, $411.4 million and $393.7 million at January 30, 2010, January 31, 2009 and February 2, 2008, respectively, which included short-term investments of $17.1 million and $59.9 million at January 31, 2009 and February 2, 2008. We held no short-term investments at January 30, 2010. Our primary sources of working capital are cash flows from operations and borrowings under our Credit Agreement. Historically, our working capital has been at its lowest level in January and February, and has increased through November as inventory buildup occurs in preparation for the fourth quarter selling season. The $72.9 million increase in working capital at January 30, 2010 compared to January 31, 2009 resulted primarily from increased cash balances from operating results.
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
     On March 3, 2008, we announced that Golden Brand Clothing (Canada) Ltd., an indirect wholly owned subsidiary of the Company, intended to close its Montreal, Quebec-based manufacturing facility. The facility was closed on July 11, 2008. In fiscal 2008, we recognized pretax costs of $10.0 million for closure of the facility, including $6.6 million for severance payments, $1.1 million for the write-off of fixed assets, $1.6 million for lease termination payments and $0.7 million for other costs related to closing the facility. These charges are included in “Selling, general and administrative expenses” in our consolidated statement of earnings. No charges were recognized during fiscal 2009. Net cash payments of $1.0 million and $7.2 million related to the closure of the facility were made in fiscal 2009 and 2008, respectively. The payments made in fiscal 2009 and the accrued balance of $0.1 million at January 30, 2010 for closure of the facility relate to the remaining lease termination payments which will be paid over the remaining term of the lease through February 2010.
     Credit Facilities
     Our Amended and Restated Credit Agreement (the “Credit Agreement”) with a group of banks, which was last amended on February 2, 2007, provides for a total senior secured revolving credit facility of $200.0 million, which can be expanded to $250.0 million upon additional lender commitments, that matures on February 11, 2012. The Credit Agreement also provided our Canadian subsidiaries with a senior secured term loan used to fund the repatriation of US$74.7 million of Canadian earnings in January 2006 under the American Jobs Creation Act of 2004. The Canadian term loan matures on February 10, 2011. The Credit Agreement is secured by the stock of certain of our subsidiaries. The Credit Agreement has several borrowing and interest rate options including the following indices: (i) an alternate base rate (equal to the greater of the prime rate or the federal funds rate plus 0.5%) or (ii) LIBO rate or (iii) CDO rate. Advances under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin up to 1.125%. The Credit Agreement also provides for fees applicable to unused commitments ranging from 0.100% to 0.175%. As of January 30, 2010, there was US$43.5 million outstanding under the Canadian term loan with an effective interest rate of 1.1%, and no borrowings outstanding under the revolving credit facility.
     The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain certain financial ratios. The restrictive provisions in the Credit Agreement reflect an overall covenant structure that is generally representative of a commercial loan made to an investment-grade company. Our debt, however, is not rated, and we have not sought, and are not seeking, a rating of our debt. We were in compliance with the covenants in the Credit Agreement as of January 30, 2010.
     Tightened conditions in the U.S. and global credit markets have made it difficult for many businesses to obtain financing on acceptable terms. If these market conditions continue or worsen, it may be more difficult for us to renew or increase our credit facility.
     We utilize letters of credit primarily for inventory purchases and as collateral for workers compensation claims. At January 30, 2010, letters of credit totaling approximately $12.3 million were issued and outstanding. Borrowings available under our Credit Agreement at January 30, 2010 were $187.7 million.

     Cash flow activities
     Operating activities — Our primary source of operating cash flow is from sales to our customers. Our primary uses of cash include merchandise inventory and tuxedo rental product purchases, personnel related expenses, occupancy costs, advertising costs and income tax payments. Our operating activities provided net cash of $163.2 million in 2009, due mainly to net earnings, adjusted for non-cash charges, and decreases in inventories and other assets and an increase in income taxes payable, offset in part by an increase in tuxedo rental product and decreases in accounts payable, accrued expenses and other current liabilities. Our operating activities provided net cash of $129.5 million in 2008, due mainly to net earnings, adjusted for non-cash charges, and a decrease in inventories, offset in part by an increase in tuxedo rental product and decreases in accounts payable, accrued expenses and other current liabilities and income taxes payable. Our operating activities provided net cash of $204.9 million in 2007 mainly because cash provided by net earnings, as adjusted for non-cash charges, more than offset cash used for increases in inventories and tuxedo rental product and decreases in accounts payable, accrued expenses and other current liabilities and a decrease in income taxes payable. Inventories decreased in 2009 and 2008 as purchases were reduced in line with decreased clothing sales in 2009 and 2008. Inventories increased in 2007 due mainly to increased selling square footage and an increase of $7.7 million in corporate uniform product. Tuxedo rental product increased in each of the years to support the continued growth in our tuxedo rental business, to replenish and replace product and, in 2008, to rationalize the acquired After Hours tuxedo rental product offerings. The decreases in accounts payable, accrued expenses and other current liabilities relate mainly to the timing of vendor payments and, in 2009 and 2008, reduced purchases associated with decreased clothing sales. The decrease in other assets in 2009 was mainly due to tax refunds received. In 2008 and 2007, income taxes payable decreased because actual earnings were lower than amounts used to estimate required tax payments. The increase in income taxes payable in 2009 was due to the timing and amounts of required tax payments.
     Investing activities — Our cash outflows from investing activities are primarily for capital expenditures and purchases of short-term investments, while cash inflows are primarily the result of proceeds from sales of short-term investments. Our investing activities used net cash of $36.7 million, $35.0 million and $254.3 million in 2009, 2008 and 2007, respectively. We made capital expenditures of $56.9 million, $88.2 million and $126.1 million in 2009, 2008 and 2007, respectively. In 2007, we made net purchases of short-term investments of $59.9 million and used net cash of $68.2 million related to our acquisition of After Hours. In 2008, we had proceeds of $9.6 million from the sale of certain distribution facility assets acquired by the State of California through eminent domain. Additionally, in 2009 and 2008, we had net proceeds from short-term investments of $19.4 million and $42.8 million, respectively.
     Our capital expenditures relate mainly to costs incurred for stores opened, remodeled or relocated during the year or under construction at the end of the year, distribution facility additions and infrastructure technology investments as detailed below (in millions):

	2009	2008	2007
New store construction	$3.4	$18.1	$28.4
Relocation and remodeling of existing stores	26.5	50.2	40.1
Information technology	15.2	8.1	19.2
Distribution facilities	11.0	7.0	11.1
Other	0.8	4.8	27.3

Total	$56.9	$88.2	$126.1

     Property additions relating to new retail apparel stores include stores in various stages of completion at the end of the fiscal year (one store at the end of 2009, five stores at the end of 2008 and eight stores at the end of 2007). In addition, other capital expenditures in 2007 include $22.4 million of capital expenditures for our relocated corporate office facilities and data center.

     Financing activities — Our cash outflows from financing activities consist primarily of cash dividend payments, debt payments and treasury stock purchases, while cash inflows from financing activities consist primarily of proceeds from our revolving credit facility and the issuance of common stock. In 2009, our financing activities used net cash of $36.9 million, due mainly to the payment of cash dividends and payments on our revolving credit facility, offset partially by proceeds from the issuance of common stock. In 2008, our financing activities used net cash of $25.4 million, due mainly to the payment of cash dividends and payments on our Canadian term loan and our revolving credit facility, offset by proceeds from our revolving credit facility and the issuance of common stock. In 2007, our financing activities used net cash of $104.4 million due mainly to the purchase of treasury stock and cash dividends paid, offset partially by proceeds from the issuance of common stock and excess tax benefits in connection with share-based compensation.
     Share repurchase program - In January 2006, the Board of Directors authorized a $100.0 million share repurchase program of our common stock, which superseded any remaining previous authorizations. During fiscal 2007, we repurchased under the January 2006 program 1,063,200 shares at a cost of $50.1 million in open market transactions and 8,290 shares at a cost of $0.3 million in private transactions for a total of 1,071,490 shares at an average price of $47.06. In August 2007, the Company’s Board of Directors approved a replenishment of the Company’s share repurchase program to $100.0 million by authorizing $90.3 million to be added to the remaining $9.7 million of the then current program. During the remainder of fiscal 2007, 1,913,700 shares at a cost of $55.7 million were purchased in open market transactions under the August 2007 replenishment at an average price of $29.10.
     No shares were repurchased under the August 2007 authorization during fiscal 2009 or 2008. At January 30, 2010, the remaining balance available under the August 2007 authorization was $44.3 million.
     During fiscal 2009, 7,292 shares at a cost of $0.1 million were repurchased at an average price per share of $12.29 in a private transaction to satisfy tax withholding obligations arising upon the vesting of certain restricted stock. During fiscal 2008, 6,728 shares at a cost of $0.2 million were repurchased at an average price per share of $23.13 in a private transaction to satisfy tax withholding obligations arising upon the vesting of certain restricted stock.
     The following table summarizes our share repurchases over the last three fiscal years:

	2009	2008	2007
Shares repurchased (in thousands)	7.3	6.7	2,985.2
Total costs (in millions)	$0.1	$0.2	$106.1
Average price per share	$12.29	$23.13	$35.54
     Dividends — Cash dividends paid were approximately $14.7 million, $14.6 million and $12.4 million during fiscal 2009, 2008 and 2007, respectively. In fiscal 2009, a dividend of $0.07 per share was declared in the first, second and third quarters and a dividend of $0.09 per share was declared in the fourth quarter, for an annual dividend of $0.30 per share. A dividend of $0.07 per share was declared in each quarter of fiscal 2008, for an annual dividend of $0.28 per share. In fiscal 2007, a dividend of $0.06 per share was declared in the first, second and third quarters and a dividend of $0.07 per share was declared in the fourth quarter, for an annual dividend of $0.25 per share. The cash dividend of $0.09 per share declared by our Board of Directors in January 2010 is payable on March 26, 2010 to shareholders of record on March 16, 2010. The dividend payout is approximately $4.8 million and is included in accrued expenses and other current liabilities as of January 30, 2010.
     Futures sources and uses of cash
     Our primary uses of cash are to finance working capital requirements of our operations. In addition, we will use cash to fund capital expenditures, income tax and dividend payments, operating leases and various other obligations, including the commitments discussed in the “Contractual Obligations” table below, as they arise.
     Capital expenditures are anticipated to be in the range of $55.0 to $60.0 million for 2010. This amount includes the anticipated costs of opening approximately 15 new Men’s Wearhouse stores in 2010 at an expected average cost per store of approximately $0.3 million (excluding telecommunications and point-of-sale equipment and inventory). The balance of the capital expenditures for 2010 will be used for telecommunications, point-of-sale and other computer equipment and systems, store relocations, remodeling and expansion, distribution facilities and investment in our corporate uniform program. The Company anticipates that each of the new Men’s Wearhouse stores will require, on average, an initial inventory costing approximately $0.4 million (subject to the seasonal patterns that affect inventory at all stores). These inventory purchases will be funded by cash from operations, trade credit and, if necessary, borrowings under our revolving credit facility. The actual amount of future capital expenditures and inventory purchases will depend in part on the number of new stores opened and the terms on which new stores are leased, as well as on industry trends consistent with our anticipated operating plans. Additionally, market conditions may produce attractive opportunities for us to acquire assets or retail chains larger than our past acquisitions. Any such acquisitions may be undertaken as an alternative to opening new stores. We may use cash on hand, together with cash flow from operations, borrowings under our revolving credit facility and issuances of debt or equity securities, to take advantage of any significant acquisition opportunities.
     The continued weakness of current economic conditions, including high unemployment levels, reduced consumer spending and tightened credit markets, could negatively affect our future operating results as well as our existing cash and cash equivalents balances. In addition, conditions in the financial markets could limit our access to additional capital resources, if needed, and could increase associated costs. We believe based on our current business plan that our existing cash and cash flows from operations will be sufficient to fund our planned store openings, other capital expenditures and operating cash requirements and that we will be able to maintain compliance with the covenants in our Credit Agreement for at least the next 12 months. In addition, as of January 30, 2010, borrowings available under our Credit Agreement were $187.7 million.
     As a substantial portion of our cash and cash equivalents, which are primarily U.S. treasuries and other interest bearing accounts, is held by three financial institutions (two U.S. and one Canadian), we are exposed to risk of loss in the event of failure of any of these parties. However, due to the creditworthiness of these financial institutions, we anticipate full performance and access to our deposits and liquid investments.

Contractual Obligations
     As of January 30, 2010, the Company is obligated to make cash payments in connection with its long-term debt, noncancelable capital and operating leases and other contractual obligations in the amounts listed below. In addition, we utilize letters of credit primarily for inventory purchases and as collateral for workers compensation claims. At January 30, 2010, letters of credit totaling approximately $12.3 million were issued and outstanding.

	Payments Due by Period
		<1	1-3	4-5	> 5
(In millions)	Total	Year	Years	Years	Years
Contractual obligations
Long-term debt (a)	$43.5	$—	$43.5	$—	$—
Capital lease obligations (b)	3.0	0.9	1.2	0.8	0.1
Operating lease base rentals (b)	733.7	151.2	246.7	176.5	159.3
Other contractual obligations (c)	25.2	7.9	7.5	8.7	1.1

Total contractual obligations (d)(e)	$805.4	$160.0	$298.9	$186.0	$160.5

(a)	Long-term debt includes our Canadian term loan of US$43.5 million due in February 2011. The Canadian term loan bears interest at CDOR plus an applicable margin. This borrowing is further described in Note 4 of Notes to Consolidated Financial Statements. The table assumes our long-term debt is held to maturity.

(b)	We lease retail business locations, office and warehouse facilities, copier equipment and automotive equipment under various noncancelable capital and operating leases. Leases on retail business locations specify minimum base rentals plus common area maintenance charges and possible additional rentals based upon percentages of sales. Most of the retail business location leases provide for renewal options at rates specified in the leases. Our future lease obligations would change if we exercised these renewal options and if we entered into additional lease agreements. See Note 12 of Notes to Consolidated Financial Statements for more information.

(c)	Other contractual obligations consist primarily of payments required under our marketing agreement with David’s Bridal, Inc.

(d)	Excluded from the table above is $8.6 million, which includes $1.5 million in interest, related to uncertain tax positions. These amounts are not included due to our inability to predict the timing of the settlement of these amounts. Refer to Note 5 of Notes to Consolidated Financial Statements for more information.

(e)	In February 2010, we entered into several 60-month noncancelable capital leases for certain automotive equipment used for product distribution. Total minimum future rental payments under these leases, excluded from the table above, are approximately $1.5 million, which includes $0.3 million in interest, resulting in a net capital lease obligation of $1.2 million. The minimum future rental payments under these leases, which are excluded from the table above, are approximately $0.3 million for each of the fiscal years 2010, 2011, 2012, 2013, 2014 and none thereafter.
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
     Gift Cards and Gift Card Breakage — Proceeds from the sale of gift cards are recorded as a liability and are recognized as net sales from products and services when the cards are redeemed. Our gift cards do not have an expiration date. Prior to the second quarter of 2009, all unredeemed gift card proceeds were reflected as a liability until escheated in accordance with applicable laws and we did not recognize any income from unredeemed gift cards. During the second quarter of 2009, we entered into an agreement with an unrelated third party who assumed our liability for unredeemed gift cards that had not yet reached their statutory escheatment term. As a result of this agreement, we are no longer subject to certain third-party claims for unredeemed gift cards. Accordingly, beginning with the second quarter of 2009, we recognize income from breakage of gift cards when the likelihood of redemption of the gift card is remote. We determine our gift card breakage rate based upon historical redemption patterns. Based on this historical information, the likelihood of a gift card remaining unredeemed can be determined 36 months after the gift card is issued. At that time, breakage income is recognized for those cards for which the likelihood of redemption is deemed to be remote and for which there is no legal obligation for us to remit the value of such unredeemed gift cards to any relevant jurisdictions. Gift card breakage income is recorded as other operating income and is classified as a reduction of “Selling, general and administrative expenses” in our consolidated statement of earnings. Pretax breakage income, including a cumulative adjustment of $3.1 million recorded in the second quarter of 2009, of $5.0 million ($3.3 million net of tax or $0.06 per diluted earnings per common share) was recognized during fiscal 2009. Gift card breakage estimates are reviewed on a quarterly basis.

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
     Impairment of Long-Lived Assets — Long-lived assets, such as property and equipment and identifiable intangibles with finite useful lives, are periodically evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level of which there are identifiable cash flows, which is generally at a store level. Store assets are reviewed using factors including, but not limited to, the Company’s future operating plans and projected cash flows. The determination of whether impairment has occurred is based on an estimate of undiscounted future cash flows directly related to that store, compared to the carrying value of the assets. If the sum of the undiscounted future cash flows of a store does not exceed the carrying value of the assets, full or partial impairment may exist. If the asset carrying amount exceeds its fair value, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined using an income approach, which requires discounting the estimated future cash flows associated with the asset. Estimating future cash flows requires management to make assumptions and to apply judgment, including forecasting future sales, costs and useful lives of assets. Significant judgment is also involved in selecting the appropriate discount rate to be applied in determining the estimated fair value of an asset. Changes to our key assumptions related to store performance, market conditions and other economic factors can significantly affect our impairment evaluation. For example, unanticipated adverse market conditions can cause individual stores to become unprofitable and can result in an impairment charge for the property and equipment assets in those stores.
     No asset impairment charges were recorded in fiscal 2007. During the fourth quarter of fiscal 2008, we recognized pretax non-cash asset impairment charges of $1.8 million related mainly to store assets for two K&G stores still in operation. During the fourth quarter of fiscal 2009, we recognized pretax non-cash asset impairment charges of $19.5 million related to store assets for 145 Men’s Wearhouse and Tux stores and 12 K&G stores.
     The pretax asset impairment charges for the K&G stores of $1.8 million in 2008 and $5.1 million in 2009 are the result primarily of sales declines that started in 2007 and continued during 2008 and 2009 caused mainly by the recessionary trend of the U.S. economy. We plan to close at least five of the 12 impaired K&G stores at the lease end or kick-out date over the next 13 months. All the store assets for these 12 K&G stores are fully impaired.
     The fiscal 2009 pretax asset impairment charges related to the store assets for the 145 Men’s Wearhouse and Tux stores were $14.4 million. During the first quarter of fiscal 2009, we renamed our stand-alone tuxedo rental stores to Men’s Wearhouse and Tux. Most of these stores were acquired in April 2007 or opened subsequently and operated as MW Tux from the fourth quarter of fiscal 2007 until the first quarter of fiscal 2009 when they were renamed Men’s Wearhouse and Tux. These rental stores offer a full selection of tuxedo rental product as well as an expanded selection of retail merchandise, including formalwear and suit separates, dress shirts and ties targeted towards a younger customer, which was introduced during the first quarter of fiscal 2009. It was anticipated that expanding the retail merchandise at the rental stores and renaming them to Men’s Wearhouse and Tux would diminish or possibly reverse a consumer driven shifting of rental revenues that was occurring from the rental stores to our Men’s Wearhouse stores located in close proximity (one mile or less). Although the expanded merchandise offering contributed to a significant increase in retail clothing sales by the rental stores in fiscal 2009, the shifting of tuxedo rental revenues from the rental stores to near—by Men’s Wearhouse stores continued to occur. In total, tuxedo rental revenues for fiscal 2009 were $334.1 million compared to $330.0 million in fiscal 2008 and $325.3 million in fiscal 2007; however, $14.4 million of store assets for 145 of the 454 Men’s Wearhouse and Tux stores open at the end of fiscal 2009 were impaired due mainly to the shifting of rental revenues. We plan to close approximately 45 rental stores in the next 13 months as their lease terms expire, and approximately 20 additional rental stores will be closed if acceptable lease termination arrangements can be established. Most of the store assets for the rental stores planned to be closed were impaired in fiscal 2009.

     The net assets for 122 of the total 157 stores impaired in fiscal 2009 are fully impaired and comprise $16.9 million of the total $19.5 million pretax impairment charge. The remaining net book value of the assets for the 35 stores that are not fully impaired totaled $1.3 million at the end of fiscal 2009. Changes to our key assumptions related to store performance, market conditions and other economic factors could result in future impairment charges for these partially impaired stores as well as for other stores where the carrying amount of the assets may not be recoverable.
     Goodwill and Other Intangible Assets — Goodwill and other intangible assets are initially recorded at their fair values. Trademarks, tradenames and other identifiable intangible assets with finite useful lives are amortized to expense over their estimated useful lives of 3 to 17 years using the straight-line method and are periodically evaluated for impairment as discussed in the Impairment of Long-Lived Assets section above.
     Goodwill, which totaled $59.4 million at January 30, 2010, represents the excess cost of businesses acquired over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in prior business combinations. Goodwill is not amortized but is evaluated annually as of our fiscal year end for impairment. A more frequent evaluation is performed if events or circumstances indicate that impairment could have occurred. Such events or circumstances could include, but are not limited to, significant negative industry or economic trends, unanticipated changes in the competitive environment, decisions to significantly modify or dispose of operations and a significant sustained decline in the market price of our stock.
     For purposes of our impairment evaluation, the reporting units are our operating brands identified in Note 11 of Notes to Consolidated Financial Statements. Goodwill has been assigned to the reporting units based on prior business combinations related to the brands. The goodwill impairment evaluation is performed in two steps. The first step is intended to determine if potential impairment exists and is performed by comparing each reporting unit’s fair value to its carrying value, including goodwill. If the carrying value of a reporting unit exceeds its estimated fair value, goodwill is considered potentially impaired and we must complete the second step of the testing to determine the amount of any impairment. The second step requires an allocation of the reporting unit’s first step estimated fair value to the individual assets and liabilities of the reporting unit in the same manner as if the reporting unit was being acquired in a business combination. Any excess of the estimated fair value over the amounts allocated to the individual assets and liabilities represents the implied fair value of goodwill for the reporting unit. If the implied fair value of goodwill is less than the recorded goodwill, we would recognize an impairment charge for the difference.
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
     Management judgment is a significant factor in the goodwill impairment evaluation process. The computations require management to make estimates and assumptions. Critical assumptions that are used as part of these evaluations include:
•	The potential future cash flows of the reporting unit. The income approach relies on the timing and estimates of future cash flows. The projections use management’s estimates of economic and market conditions over the projected period, including growth rates in revenue, gross margin and expense. The cash flows are based on the Company’s most recent forecast and business plans and various growth rates have been assumed for years beyond the current business plan period. We believe that the assumptions and rates used in our 2009 impairment evaluation are reasonable; however, variations in the assumptions and rates could result in significantly different estimates of fair value.

•	Selection of an appropriate discount rate. The income approach requires the selection of an appropriate discount rate, which is based on a weighted average cost of capital analysis. The discount rate is affected by changes in short-term interest rates and long-term yield as well as variances in the typical capital structure of marketplace participants. Given current economic conditions, it is possible that the discount rate will fluctuate in the near term. The weighted average cost of capital used to discount the cash flows ranged from 12.0% to 13.0% for the 2009 analysis.

•	Selection of comparable companies within the industry. For purposes of the market comparable approach, valuations were determined by calculating average price multiples of relevant key drivers from a group of companies that are comparable to the reporting units being analyzed and applying those price multiples to the key drivers of the reporting unit. While the market price multiple is not an assumption, a presumption that it provides an indicator of the value of the reporting unit is inherent in the valuation. The determination of the market comparable also involves a degree of judgment. Earnings multiples of 5.3 to 8.4 were used for the 2009 analysis.
     As discussed above, the fair values of reporting units in 2009 were determined using a combined income and market comparable approach. We believe these two approaches are appropriate valuation techniques and we generally weight the two values equally as an estimate of reporting unit fair value for the purposes of our impairment testing. However, we may weigh one value more heavily than the other when conditions merit doing so. The fair value derived from the weighting of these two methods provided appropriate valuations that, in aggregate, reasonably reconciled to our market capitalization, taking into account observable control premiums. Therefore, we used the valuations in evaluating goodwill for possible impairment and determined that none of our goodwill was impaired. We also performed a sensitivity analysis on our significant assumptions and determined that a change in these assumptions within selected sensitivity testing levels would not impact our conclusion.
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
     No impairment was identified in fiscal 2009, 2008 or 2007.
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
     Income Taxes — Income taxes are accounted for using the asset and liability method. Deferred tax liabilities or assets are established for temporary differences between financial and tax reporting bases and are subsequently adjusted to reflect changes in tax rates expected to be in effect when the temporary differences reverse. The deferred tax assets are reduced, if necessary, by a valuation allowance to the extent future realization of those tax benefits is uncertain.
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

     The tax benefit from an uncertain tax position is recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. Interest and/or penalties related to uncertain tax positions are recognized in income tax expense. Significant judgment is required in determining our uncertain tax positions. We have established accruals for uncertain tax positions using our best judgment and adjust these accruals, as warranted, due to changing facts and circumstances. A change in our uncertain tax positions, in any given period, could have a significant impact on our financial position, results of operation and cash flows for that period.
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
Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued a standard regarding the FASB Accounting Standards Codification (“Codification”) and the hierarchy of generally accepted accounting principles (“GAAP”). This standard identifies the source of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with GAAP in the United States. In addition, this standard establishes the FASB Codification as the source of authoritative GAAP recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. All guidance contained in the Codification carries an equal level of authority. This standard was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard did not have an impact on our financial position, results of operations or cash flows, but will affect our financial reporting process by eliminating all references to pre-codification standards. As of the effective date of this standard, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative.
     In May 2009, the FASB issued a standard regarding accounting for subsequent events. This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This standard is effective for interim periods ending after June 15, 2009. In February 2010, the FASB issued an accounting standards update regarding accounting for subsequent events, which eliminated the requirement to disclose the date through which subsequent events have been evaluated in the financial statements. The accounting standards update was effective upon its final issuance. The adoption of the standard and the accounting standards update did not affect our financial position, results of operations or cash flows.

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
     In June 2008, the FASB issued guidance for determining whether instruments granted in share-based payment transactions are participating securities, which provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per common share pursuant to the two-class method. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period earnings per common share data presented shall be adjusted retrospectively. Early application of this guidance was prohibited. We adopted this guidance on February 1, 2009. We calculated basic and diluted earnings per common share under both the two-class method and the treasury stock method for fiscal 2009, noting no significant difference on the basic and diluted earnings per common share calculations. This guidance has not been applied to prior years as the impact is immaterial. Refer to Note 3 of Notes to Consolidated Financial Statements for earnings per common share disclosures.
     In February 2008, the FASB issued guidance which deferred the effective date of the FASB statement regarding fair value measurements for all non-financial assets and non-financial liabilities for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of this guidance. We adopted this guidance for non-financial assets and non-financial liabilities on February 1, 2009. The adoption of this guidance did not have a material impact to our financial position, results of operations or cash flows. Refer to Note 9 of Notes to Consolidated Financial Statements for fair value measurement disclosures.

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
     Interest Rate Risk
     We are also subject to market risk as a result of the outstanding balance of US$43.5 million under our Canadian term loan at January 30, 2010, which bears a variable interest rate (see Note 4 of Notes to Consolidated Financial Statements). An increase in market interest rates would increase our interest expense and our cash requirements for interest payments. For example, an average increase of 0.5% in the variable interest rate would increase our interest expense and payments by approximately $0.2 million. At January 30, 2010, there were no borrowings outstanding under our revolving credit facility.
     We also have exposure to market rate risk for changes in interest rates as those rates relate to our investment portfolio. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. As of January 30, 2010, we have highly liquid investments classified as cash equivalents in our consolidated balance sheet. Future investment income earned on our cash equivalents will fluctuate in line with short-term interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
The Men’s Wearhouse, Inc.
Houston, Texas
We have audited the accompanying consolidated balance sheets of The Men’s Wearhouse, Inc. and subsidiaries (the “Company”) as of January 30, 2010 and January 31, 2009, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended January 30, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Men’s Wearhouse, Inc. and subsidiaries as of January 30, 2010 and January 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 30, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Houston, Texas
March 31, 2010

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except shares)

	January 30,	January 31,
	2010	2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$186,018	$87,412
Short-term investments	—	17,121
Accounts receivable, net	16,745	16,315
Inventories	431,492	440,099
Other current assets	74,075	70,668

Total current assets	708,330	631,615

PROPERTY AND EQUIPMENT, AT COST:
Land	12,036	12,035
Buildings	88,463	85,843
Leasehold improvements	367,728	374,168
Furniture, fixtures and equipment	397,778	413,935

	866,005	885,981
Less accumulated depreciation and amortization	(521,259)	(498,509)

Net property and equipment	344,746	387,472

TUXEDO RENTAL PRODUCT, net	102,479	96,691
GOODWILL	59,414	57,561
OTHER ASSETS, net	17,137	14,391

TOTAL	$1,232,106	$1,187,730

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$83,052	$108,800
Accrued expenses and other current liabilities	117,047	111,404
Income taxes payable	23,936	19

Total current liabilities	224,035	220,223

LONG-TERM DEBT	43,491	62,916

DEFERRED TAXES AND OTHER LIABILITIES	62,236	62,443

Total liabilities	329,762	345,582

COMMITMENTS AND CONTINGENCIES (Notes 4 and 12)

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 70,523,368 and 70,021,860 shares issued	705	700
Capital in excess of par	327,742	315,404
Retained earnings	953,986	924,288
Accumulated other comprehensive income	32,537	14,292
Treasury stock, 18,111,602 and 18,104,310 shares at cost	(412,626)	(412,536)

Total shareholders’ equity	902,344	842,148

TOTAL	$1,232,106	$1,187,730

The accompanying notes are an integral part of these consolidated financial statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
For the Years Ended
January 30, 2010, January 31, 2009 and February 2, 2008
(In thousands, except per share amounts)

	Fiscal Year
	2009	2008	2007
Net sales:

Clothing product	$1,447,386	$1,515,704	$1,656,167
Tuxedo rental services	334,068	329,951	325,272
Alteration and other services	128,121	126,763	131,119

Total net sales	1,909,575	1,972,418	2,112,558

Cost of sales:
Clothing product, including buying and distribution costs	670,171	672,629	709,260
Tuxedo rental services	57,417	59,515	61,663
Alteration and other services	94,589	96,165	99,577
Occupancy costs	289,672	293,597	272,001

Total cost of sales	1,111,849	1,121,906	1,142,501

Gross margin	797,726	850,512	970,057

Asset impairment charges	19,473	1,812	—
Selling, general and administrative expenses	710,049	758,229	741,405

Operating income	68,204	90,471	228,652

Interest income	912	2,592	5,987
Interest expense	(1,244)	(4,300)	(5,046)

Earnings before income taxes	67,872	88,763	229,593

Provision for income taxes	22,364	29,919	82,552

Net earnings	$45,508	$58,844	$147,041

Net earnings per common share (Note 3):
Basic	$0.86	$1.14	$2.76

Diluted	$0.86	$1.13	$2.73

Weighted average common shares outstanding (Note 3):
Basic	52,130	51,645	53,258

Diluted	52,280	51,944	53,890

The accompanying notes are an integral part of these consolidated financial statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands, except shares)

				Accumulated
		Capital		Other
	Common	in Excess	Retained	Comprehensive	Treasury
	Stock	of Par	Earnings	Income	Stock	Total
BALANCE —February 3, 2007	$691	$286,120	$752,361	$23,496	$(308,896)	$753,772
Cumulative effect upon adoption of accounting for uncertainty in income taxes	—	—	(1,060)	—	—	(1,060)
Cumulative effect upon adoption of accounting for sabbatical leave	—	—	(4,998)	—	—	(4,998)
Comprehensive income:
Net earnings	—	—	147,041	—	—	147,041
Translation adjustment	—	—	—	20,133	—	20,133

Total comprehensive income						167,174
Cash dividends paid — $0.18 per share	—	—	(9,635)	—	—	(9,635)
Cash dividends declared — $0.07 per share	—	—	(3,625)	—	—	(3,625)
Share-based compensation	—	8,466	—	—	—	8,466
Common stock issued to stock discount plan — 66,764 shares	1	2,191	—	—	—	2,192
Common stock issued upon exercise of stock options — 317,813 shares	3	4,933	—	—	—	4,936
Common stock issued pursuant to restricted stock and deferred stock unit awards — 111,643 shares	1	(1)	—	—	—	—
Tax payments related to vested deferred stock units	—	(1,842)	—	—	—	(1,842)
Tax benefit related to share-based plans	—	4,164	—	—	—	4,164
Treasury stock issued to profit sharing plan — 65,207 shares	—	1,178	—	—	1,322	2,500
Treasury stock purchased — 2,985,190 shares	—	—	—	—	(106,107)	(106,107)

BALANCE — February 2, 2008	696	305,209	880,084	43,629	(413,681)	815,937
Comprehensive income:
Net earnings	—	—	58,844	—	—	58,844
Translation adjustment	—	—	—	(29,337)	—	(29,337)

Total comprehensive income						29,507
Cash dividends paid — $0.21 per share	—	—	(10,975)	—	—	(10,975)
Cash dividends declared — $0.07 per share	—	—	(3,665)	—	—	(3,665)
Share-based compensation	—	9,797	—	—	—	9,797
Common stock issued to stock discount plan — 147,991 shares	1	2,127	—	—	—	2,128
Common stock issued upon exercise of stock options — 52,922 shares	1	724	—	—	—	725
Common stock issued pursuant to restricted stock and deferred stock unit awards — 209,206 shares	2	(2)	—	—	—	—
Tax payments related to vested deferred stock units	—	(1,399)	—	—	—	(1,399)
Tax deficiency related to share-based plans	—	(751)	—	—	—	(751)
Treasury stock issued to profit sharing plan — 57,078 shares	—	(301)	—	—	1,301	1,000
Treasury stock purchased — 6,728 shares	—	—	—	—	(156)	(156)

BALANCE — January 31, 2009	700	315,404	924,288	14,292	(412,536)	842,148
Comprehensive income:
Net earnings	—	—	45,508	—	—	45,508
Translation adjustment	—	—	—	18,245	—	18,245

Total comprehensive income						63,753
Cash dividends paid — $0.21 per share	—	—	(11,057)	—	—	(11,057)
Cash dividends declared — $0.09 per share	—	—	(4,753)	—	—	(4,753)
Share-based compensation	—	10,168	—	—	—	10,168
Common stock issued to stock discount plan — 138,360 shares	1	1,985	—	—	—	1,986
Common stock issued upon exercise of stock options — 151,235 shares	2	2,118	—	—	—	2,120
Common stock issued pursuant to restricted stock and deferred stock unit awards — 231,273 shares	2	(2)	—	—	—	—
Tax payments related to vested deferred stock units	—	(1,634)	—	—	—	(1,634)
Tax deficiency related to share-based plans	—	(297)	—	—	—	(297)
Treasury stock purchased — 7,292 shares	—	—	—	—	(90)	(90)

BALANCE — January 30, 2010	$705	$327,742	$953,986	$32,537	$(412,626)	$902,344

The accompanying notes are an integral part of these consolidated financial statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended
January 30, 2010, January 31, 2009 and February 2, 2008
(In thousands)

	Fiscal Year
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings	$45,508	$58,844	$147,041
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	86,090	90,665	80,296
Tuxedo rental product amortization	37,184	38,180	42,067
Asset impairment charges	19,473	1,812	—
Loss on disposition of assets	1,778	73	53
Gain on sale of certain distribution facility assets	—	(8,818)	—
Deferred rent expense	2,305	808	3,562
Share-based compensation	10,168	9,797	8,466
Deferred tax provision (benefit)	(30,630)	8,270	2,992
Decrease (increase) in accounts receivable	(167)	1,513	3,575
Decrease (increase) in inventories	15,579	40,224	(25,446)
Increase in tuxedo rental product	(40,528)	(54,414)	(34,826)
Decrease (increase) in other assets	23,505	3,802	(4,865)
Decrease in accounts payable, accrued expenses and other current liabilities	(24,918)	(34,535)	(17,179)
Increase (decrease) in income taxes payable	20,598	(25,307)	(10,950)
Increase (decrease) in other liabilities	(2,790)	(1,424)	10,091

Net cash provided by operating activities	163,155	129,490	204,877

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(56,912)	(88,225)	(126,076)
Proceeds from sale of certain distribution facility assets	—	9,588	—
Net assets acquired, net of cash	—	—	(68,232)
Purchases of available-for-sale investments	—	(17,121)	(337,401)
Proceeds from sales of available-for-sale investments	19,410	59,921	277,480
Other investing activities	797	811	(40)

Net cash used in investing activities	(36,705)	(35,026)	(254,269)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	4,106	2,853	7,128
Proceeds from revolving credit facility	—	150,600	30,500
Payments on revolving credit facility	(25,000)	(130,975)	(25,125)
Payments on Canadian term loan	—	(31,880)	—
Cash dividends paid	(14,722)	(14,600)	(12,353)
Tax payments related to vested deferred stock units	(1,634)	(1,399)	(1,842)
Excess tax benefits from share-based compensation	392	138	3,385
Purchase of treasury stock	(90)	(156)	(106,107)

Net cash used in financing activities	(36,948)	(25,419)	(104,414)

Effect of exchange rate changes	9,104	(21,079)	13,558

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	98,606	47,966	(140,248)
Balance at beginning of period	87,412	39,446	179,694

Balance at end of period	$186,018	$87,412	$39,446

The accompanying notes are an integral part of these consolidated financial statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Years Ended
January 30, 2010, January 31, 2009 and February 2, 2008
(In thousands)

	Fiscal Year
	2009	2008	2007
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,108	$4,189	$4,918

Income taxes	$4,337	$48,862	$87,218

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Additional capital in excess of par resulting from tax benefit (deficiency) related to share-based plans	$(297)	$(751)	$4,164

Treasury stock contributed to employee stock plan	$—	$1,000	$2,500

     We had cash dividends declared of $4.8 million, $3.7 million and $3.6 million in fiscal 2009, 2008 and 2007, respectively. We had unpaid capital expenditure purchases accrued in accounts payable and accrued expenses and other current liabilities of approximately $5.6 million, $4.4 million and $15.2 million in fiscal 2009, 2008 and 2007, respectively. Capital expenditure purchases are recorded as cash outflows from investing activities in the consolidated statement of cash flows in the period they are paid.
The accompanying notes are an integral part of these consolidated financial statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended
January 30, 2010, January 31, 2009 and February 2, 2008
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Organization and Business — The Men’s Wearhouse, Inc. and its subsidiaries (the “Company”) is a specialty retailer of menswear, including tuxedo rental and alteration services. We operate throughout the United States primarily under the brand names of Men’s Wearhouse, Men’s Wearhouse and Tux and K&G and under the brand name of Moores Clothing for Men in Canada. We follow the standard fiscal year of the retail industry, which is a 52-week or 53-week period ending on the Saturday closest to January 31. Fiscal year 2009 ended on January 30, 2010, fiscal year 2008 ended on January 31, 2009 and fiscal year 2007 ended on February 2, 2008. Fiscal years 2009, 2008 and 2007 each included 52 weeks.
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
     Asset impairment charges have been reclassified as a separate line item in the consolidated statement of earnings for the period ended January 31, 2009.
     Principles of Consolidation — The consolidated financial statements include the accounts of The Men’s Wearhouse, Inc. and its subsidiaries. Intercompany accounts and transactions have been eliminated in the consolidated financial statements.
     Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our most significant estimates and assumptions, as discussed in “Management’s Discussion and Analysis — Critical Accounting Policies and Estimates” included herein, are those relating to revenue recognition, gift cards and gift card breakage, inventories, impairment of long-lived assets, including goodwill, amortization of the cost of our tuxedo rental product, our estimated liabilities for self-insured portions of our workers’ compensation and employee health benefit costs, our estimates relating to income taxes and our operating lease accounting.
     Segment Information — We consider our business as one operating segment based on the similar economic characteristics of our brands. Revenues of Canadian retail operations were $222.0 million, $230.2 million and $249.7 million for fiscal 2009, 2008 and 2007, respectively. Long-lived assets of our Canadian operations were $77.0 million and $71.8 million as of the end of fiscal 2009 and 2008, respectively.
     Cash and Cash Equivalents — Cash and cash equivalents includes all cash in banks, cash on hand and all highly liquid investments with an original maturity of three months or less. As a substantial portion of our cash and investments, which are primarily U.S. treasuries and other interest bearing accounts, is held by three financial institutions (two U.S. and one Canadian), we are exposed to risk of loss in the event of failure of any of these parties. However, due to the creditworthiness of these financial institutions, we anticipate full performance and access to our deposits and liquid investments.
     Short-term Investments — Short-term investments at January 31, 2009 consisted of highly liquid cashable guaranteed investment certificates with original maturities of more than three months, but less than one year. Cashable guaranteed investment certificates are one year investments that can be liquidated any time after a 30 day holding period from the date of purchase without penalty. Guaranteed investment certificates are invested with various Canadian banks. These short-term investments were classified as available-for-sale and were carried at cost or par value which approximates the fair market value, with interest on these securities included in interest income. We held no short-term investments at January 30, 2010.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Accounts Receivable — Accounts receivable consists of our receivables from third-party credit card providers and other trade receivables, net of an allowance for uncollectible accounts of $0.4 million and $0.2 million in fiscal 2009 and 2008, respectively. Collectibility is reviewed regularly and the allowance is adjusted as necessary.
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
     Depreciation expense was $83.9 million, $88.1 million and $78.0 million for fiscal 2009, 2008 and 2007, respectively.
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
     Impairment of Long-Lived Assets — Long-lived assets, such as property and equipment and identifiable intangibles with finite useful lives, are periodically evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level of which there are identifiable cash flows, which is generally at a store level. Store assets are reviewed using factors including, but not limited to, the Company’s future operating plans and projected cash flows. The determination of whether impairment has occurred is based on an estimate of undiscounted future cash flows directly related to that store, compared to the carrying value of the assets. If the sum of the undiscounted future cash flows of a store does not exceed the carrying value of the assets, full or partial impairment may exist. If the asset carrying amount exceeds its fair value, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined using an income approach, which requires discounting the estimated future cash flows associated with the asset. Estimating future cash flows requires management to make assumptions and to apply judgment, including forecasting future sales, costs and useful lives of assets. Significant judgment is also involved in selecting the appropriate discount rate to be applied in determining the estimated fair value of an asset. Changes to our key assumptions related to store performance, market conditions and other economic factors can significantly affect our impairment evaluation. For example, unanticipated adverse market conditions can cause individual stores to become unprofitable and can result in an impairment charge for the property and equipment assets in those stores.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     No asset impairment charges were recorded in fiscal 2007. During the fourth quarter of fiscal 2008, we recognized pretax non-cash asset impairment charges of $1.8 million related mainly to store assets for two K&G stores still in operation. During the fourth quarter of fiscal 2009, we recognized pretax non-cash asset impairment charges of $19.5 million related to store assets for 145 Men’s Wearhouse and Tux stores and 12 K&G stores.
     The pretax asset impairment charges for the K&G stores of $1.8 million in 2008 and $5.1 million in 2009 are the result primarily of sales declines that started in 2007 and continued during 2008 and 2009 caused mainly by the recessionary trend of the U.S. economy.
     The fiscal 2009 pretax asset impairment charges related to the store assets for the 145 Men’s Wearhouse and Tux stores were $14.4 million. During the first quarter of fiscal 2009, we renamed our stand-alone tuxedo rental stores to Men’s Wearhouse and Tux. Most of these stores were acquired in April 2007 or opened subsequently and operated as MW Tux from the fourth quarter of fiscal 2007 until the first quarter of fiscal 2009 when they were renamed Men’s Wearhouse and Tux. These rental stores offer a full selection of tuxedo rental product as well as an expanded selection of retail merchandise, including formalwear and suit separates, dress shirts and ties targeted towards a younger customer, which was introduced during the first quarter of fiscal 2009. It was anticipated that expanding the retail merchandise at the rental stores and renaming them to Men’s Wearhouse and Tux would diminish or possibly reverse a consumer driven shifting of rental revenues that was occurring from the rental stores to our Men’s Wearhouse stores located in close proximity (one mile or less). Although the expanded merchandise offering contributed to a significant increase in retail clothing sales by the rental stores in fiscal 2009, the shifting of tuxedo rental revenues from the rental stores to near—by Men’s Wearhouse stores continued to occur. In total, tuxedo rental revenues for fiscal 2009 were $334.1 million compared to $330.0 million in fiscal 2008 and $325.3 million in fiscal 2007; however, $14.4 million of store assets for 145 of the 454 Men’s Wearhouse and Tux stores open at the end of fiscal 2009 were impaired due mainly to the shifting of rental revenues.
     The net assets for 122 of the total 157 stores impaired in fiscal 2009 are fully impaired and comprise $16.9 million of the total $19.5 million pretax impairment charge. The remaining net book value of the assets for the 35 stores that are not fully impaired totaled $1.3 million at the end of fiscal 2009. Changes to our key assumptions related to store performance, market conditions and other economic factors could result in future impairment charges for these partially impaired stores as well as for other stores where the carrying amount of the assets may not be recoverable.
     Goodwill and Other Intangible Assets — Goodwill and other intangible assets are initially recorded at their fair values. Trademarks, tradenames and other identifiable intangible assets with finite useful lives are amortized to expense over their estimated useful lives of 3 to 17 years using the straight-line method and are periodically evaluated for impairment as discussed in the “Impairment of Long-Lived Assets” section above.
     Goodwill, which totaled $59.4 million at January 30, 2010, represents the excess cost of businesses acquired over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in prior business combinations. Goodwill is not amortized but is evaluated annually as of our fiscal year end for impairment. A more frequent evaluation is performed if events or circumstances indicate that impairment could have occurred. Such events or circumstances could include, but are not limited to, significant negative industry or economic trends, unanticipated changes in the competitive environment, decisions to significantly modify or dispose of operations and a significant sustained decline in the market price of our stock.
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
     Management judgment is a significant factor in the goodwill impairment evaluation process. The computations require management to make estimates and assumptions. Critical assumptions that are used as part of these evaluations include:
•	The potential future cash flows of the reporting unit. The income approach relies on the timing and estimates of future cash flows. The projections use management’s estimates of economic and market conditions over the projected period, including growth rates in revenue, gross margin and expense. The cash flows are based on the Company’s most recent forecast and business plans and various growth rates have been assumed for years beyond the current business plan period. We believe that the assumptions and rates used in our 2009 impairment evaluation are reasonable; however, variations in the assumptions and rates could result in significantly different estimates of fair value.

•	Selection of an appropriate discount rate. The income approach requires the selection of an appropriate discount rate, which is based on a weighted average cost of capital analysis. The discount rate is affected by changes in short-term interest rates and long-term yield as well as variances in the typical capital structure of marketplace participants. Given current economic conditions, it is possible that the discount rate will fluctuate in the near term. The weighted average cost of capital used to discount the cash flows ranged from 12.0% to 13.0% for the 2009 analysis.

•	Selection of comparable companies within the industry. For purposes of the market comparable approach, valuations were determined by calculating average price multiples of relevant key drivers from a group of companies that are comparable to the reporting units being analyzed and applying those price multiples to the key drivers of the reporting unit. While the market price multiple is not an assumption, a presumption that it provides an indicator of the value of the reporting unit is inherent in the valuation. The determination of the market comparable also involves a degree of judgment. Earnings multiples of 5.3 to 8.4 were used for the 2009 analysis.
     As discussed above, the fair values of reporting units in 2009 were determined using a combined income and market comparable approach. We believe these two approaches are appropriate valuation techniques and we generally weight the two values equally as an estimate of reporting unit fair value for the purposes of our impairment testing. However, we may weigh one value more heavily than the other when conditions merit doing so. The fair value derived from the weighting of these two methods provided appropriate valuations that, in aggregate, reasonably reconciled to our market capitalization, taking into account observable control premiums. Therefore, we used the valuations in evaluating goodwill for possible impairment and determined that none of our goodwill was impaired.
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
     No impairment was identified in fiscal 2009, 2008 or 2007.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Tuxedo Rental Product — Tuxedo rental product is amortized to cost of sales based on the cost of each unit rented. The cost of each unit rented is estimated based on the number of times the unit is expected to be rented and the average cost of the rental product. Lost, damaged and retired rental product is also charged to cost of sales. Tuxedo rental product is amortized to expense generally over a two to three year period. We make assumptions, based primarily on historical experience and information obtained from tuxedo rental industry sources, as to the number of times each unit can be rented. Amortization expense was $37.2 million, $38.2 million and $42.1 million for fiscal 2009, 2008 and 2007, respectively.
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
     Sabbatical Leave — We recognize compensation expense associated with a sabbatical leave or other similar benefit arrangement over the requisite service period during which an employee earns the benefit. We adopted the provisions of the authoritative guidance regarding accounting for sabbatical leave and other similar benefits at the beginning of fiscal 2007 through a cumulative effect adjustment to retained earnings which resulted in an additional accrued liability of $8.2 million, additional deferred tax assets of $3.2 million and a reduction to retained earnings of $5.0 million. The accrued liability for sabbatical leave, which is included in accrued expenses and other current liabilities in the consolidated balance sheets, was $8.9 million and $10.0 million as of fiscal 2009 and 2008, respectively.
     Income Taxes — Income taxes are accounted for using the asset and liability method. Deferred tax liabilities or assets are established for temporary differences between financial and tax reporting bases and subsequently adjusted to reflect changes in tax rates expected to be in effect when the temporary differences reverse. The deferred tax assets are reduced, if necessary, by a valuation allowance to the extent future realization of those tax benefits is uncertain.
     The tax benefit from an uncertain tax position is recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. Interest and/or penalties related to uncertain tax positions are recognized in income tax expense. See Note 5 for further information regarding income taxes.
     Fair Value of Financial Instruments — Our financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and other current liabilities and long-term debt. Management estimates that, as of January 30, 2010 and January 31, 2009, the fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximate their carrying amounts due to the highly liquid or short-term nature of these instruments. The investments classified as short-term investments at January 31, 2009 are carried at fair value based on quoted market prices for such financial instruments. The fair values of long-term debt approximate their carrying amounts as of January 30, 2010 and January 31, 2009, based upon terms available to us for borrowings with similar arrangements and remaining maturities. Refer to Note 9 for additional disclosures regarding fair value measurements.

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
     Gift Cards and Gift Card Breakage — Proceeds from the sale of gift cards are recorded as a liability and are recognized as net sales from products and services when the cards are redeemed. Our gift cards do not have an expiration date. Prior to the second quarter of 2009, all unredeemed gift card proceeds were reflected as a liability until escheated in accordance with applicable laws and we did not recognize any income from unredeemed gift cards. During the second quarter of 2009, we entered into an agreement with an unrelated third party who assumed our liability for unredeemed gift cards that had not yet reached their statutory escheatment term. As a result of this agreement, we are no longer subject to certain third-party claims for unredeemed gift cards. Accordingly, beginning with the second quarter of 2009, we recognize income from breakage of gift cards when the likelihood of redemption of the gift card is remote. We determine our gift card breakage rate based upon historical redemption patterns. Based on this historical information, the likelihood of a gift card remaining unredeemed can be determined 36 months after the gift card is issued. At that time, breakage income is recognized for those cards for which the likelihood of redemption is deemed to be remote and for which there is no legal obligation for us to remit the value of such unredeemed gift cards to any relevant jurisdictions. Gift card breakage income is recorded as other operating income and is classified as a reduction of “Selling, general and administrative expenses” in our consolidated statement of earnings. Pretax breakage income, including a cumulative adjustment of $3.1 million recorded in the second quarter of 2009, of $5.0 million ($3.3 million net of tax or $0.06 per diluted earnings per common share) was recognized during fiscal 2009. Gift card breakage estimates are reviewed on a quarterly basis.
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
     Operating Leases — Operating leases relate primarily to stores and generally contain rent escalation clauses, rent holidays, contingent rent provisions and occasionally leasehold incentives. Rent expense for operating leases is recognized on a straight-line basis over the term of the lease, which is generally five to ten years based on the initial lease term plus first renewal option periods that are reasonably assured. Rent expense for stores is included in cost of sales as a part of occupancy cost and other rent is included in selling general and administrative expenses. The lease terms commence when we take possession with the right to control use of the leased premises and, for stores, is generally 60 days prior to the date rent payments begin. Rental costs associated with ground or building operating leases that are incurred during a construction period are recognized as rental expense. For fiscal 2009, 2008 and 2007, pre-opening rents included in the consolidated statement of earnings were approximately $0.6 million, $1.4 million and $2.3 million, respectively.

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
     Advertising — Advertising costs are expensed as incurred or, in the case of media production costs, when the commercial first airs. Advertising expenses were $82.0 million, $77.0 million and $73.8 million in fiscal 2009, 2008 and 2007, respectively.
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
     Share-Based Compensation — In recognizing share-based compensation, we follow the provisions of the authoritative guidance regarding share-based awards. This guidance establishes fair value as the measurement objective in accounting for stock awards and requires the application of a fair value based measurement method in accounting for compensation cost, which is recognized over the requisite service period.
     We use the Black-Scholes option pricing model to estimate the fair value of stock options on the date of grant. The fair value of restricted stock and deferred stock units is determined based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period. For grants that are subject to graded vesting over a service period, we recognize expense on a straight-line basis over the requisite service period for the entire award.
     Share-based compensation expense recognized for fiscal 2009, 2008 and 2007 was $10.2 million, $9.8 million and $8.5 million, respectively. Total income tax benefit recognized in net earnings for share-based compensation arrangements was $3.9 million, $3.8 million and $3.2 million for fiscal 2009, 2008 and 2007, respectively. Refer to Note 7 for additional disclosures regarding share-based compensation.
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
     Recent Accounting Pronouncements — In June 2009, the Financial Accounting Standards Board (“FASB”) issued a standard regarding the FASB Accounting Standards Codification (“Codification”) and the hierarchy of generally accepted accounting principles (“GAAP”). This standard identifies the source of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with GAAP in the United States. In addition, this standard establishes the FASB Codification as the source of authoritative GAAP recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. All guidance contained in the Codification carries an equal level of authority. This standard was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard did not have an impact on our financial position, results of operations or cash flows, but will affect our financial reporting process by eliminating all references to pre-codification standards. As of the effective date of this standard, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In May 2009, the FASB issued a standard regarding accounting for subsequent events. This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This standard is effective for interim periods ending after June 15, 2009. In February 2010, the FASB issued an accounting standards update regarding accounting for subsequent events, which eliminated the requirement to disclose the date through which subsequent events have been evaluated in the financial statements. The accounting standards update was effective upon its final issuance. The adoption of the standard and the accounting standards update did not affect our financial position, results of operations or cash flows.
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
     In June 2008, the FASB issued guidance for determining whether instruments granted in share-based payment transactions are participating securities, which provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per common share pursuant to the two-class method. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period earnings per common share data presented shall be adjusted retrospectively. Early application of this guidance was prohibited. We adopted this guidance on February 1, 2009. We calculated basic and diluted earnings per common share under both the two-class method and the treasury stock method for fiscal 2009, noting no significant difference on the basic and diluted earnings per common share calculations. This guidance has not been applied to prior years as the impact is immaterial. Refer to Note 3 for earnings per common share disclosures.
     In February 2008, the FASB issued guidance which deferred the effective date of the FASB statement regarding fair value measurements for all non-financial assets and non-financial liabilities for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of this guidance. We adopted this guidance for non-financial assets and non-financial liabilities on February 1, 2009. The adoption of this guidance did not have a material impact to our financial position, results of operations or cash flows. Refer to Note 9 for fair value measurement disclosures.

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
     The Company entered into a marketing agreement with David’s Bridal, Inc., the nation’s largest bridal retailer, in connection with the acquisition of the rental stores in fiscal 2007. As a result, we have a preferred relationship with David’s Bridal, Inc. with respect to our rental operations.
     Under the terms of the stock purchase agreement, we acquired all of the outstanding stock of After Hours from Federated Department Stores, Inc. in exchange for an aggregate purchase price of $100.0 million, adjusted for certain items, primarily customer cash deposits retained by Federated on rentals to be completed after closing. The total net cash consideration paid after these adjustments and other acquisition costs was approximately $69.8 million. The stores were re-branded to MW Tux after the acquisition and, during the first quarter of 2009, were renamed to Men’s Wearhouse and Tux.
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

Net earnings per common share:
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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. EARNINGS PER SHARE
     As described in Note 1, “Recent Accounting Pronouncements”, we adopted the FASB’s guidance regarding the determination of whether instruments granted in share-based payment transactions are participating securities on February 1, 2009. Our unvested restricted stock and deferred stock units contain rights to receive nonforfeitable dividends, and thus are participating securities requiring the two-class method of computing earnings per common share. The two-class method is an earnings allocation formula that determines earnings per common share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. We calculated basic and diluted earnings per common share under both the two-class method and the treasury stock method for fiscal 2009, noting no significant difference on the basic and diluted earnings per common share calculations. This guidance has not been applied to prior years as the impact is immaterial.
     Basic earnings per common share is determined using the two-class method and is computed by dividing net earnings attributable to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per common share reflects the more dilutive earnings per common share amount calculated using the treasury stock method for fiscal years 2008 and 2007 and the two-class method for fiscal 2009.
     The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share amounts). Basic and diluted earnings per common share are computed using the actual net earnings available to common shareholders and the actual weighted-average common shares outstanding rather than the rounded numbers presented within our consolidated statement of earnings and the accompanying notes. As a result, it may not be possible to recalculate earnings per common share in our consolidated statement of earnings and the accompanying notes.

	Fiscal Year
	2009	2008	2007
Numerator
Net earnings	$45,508	$58,844	$147,041
Net earnings allocated to participating securities (restricted stock and deferred stock units)	(450)	—	—

Net earnings available to common shareholders	$45,058	$58,844	$147,041

Denominator
Basic weighted average common shares outstanding	52,130	51,645	53,258
Effect of dilutive securities:
Stock options and equity-based compensation	150	299	632

Diluted weighted average common shares outstanding	52,280	51,944	53,890

Net earnings per common share:
Basic	$0.86	$1.14	$2.76

Diluted	$0.86	$1.13	$2.73

     For fiscal 2009, 1.0 million anti-dilutive stock options were excluded from the calculation of diluted earnings per common share. For fiscal 2008 and 2007, 1.2 million and 45 thousand anti-dilutive shares of common stock were excluded from the calculation of diluted earnings per common share, respectively.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. LONG-TERM DEBT
     Our Amended and Restated Credit Agreement (the “Credit Agreement”) with a group of banks, which was last amended on February 2, 2007, provides for a total senior secured revolving credit facility of $200.0 million, which can be expanded to $250.0 million upon additional lender commitments, that matures on February 11, 2012. The Credit Agreement also provided our Canadian subsidiaries with a senior secured term loan used to fund the repatriation of US$74.7 million of Canadian earnings in January 2006 under the American Jobs Creation Act of 2004. The Canadian term loan matures on February 10, 2011. The Credit Agreement is secured by the stock of certain of our subsidiaries. The Credit Agreement has several borrowing and interest rate options including the following indices: (i) an alternate base rate (equal to the greater of the prime rate or the federal funds rate plus 0.5%) or (ii) LIBO rate or (iii) CDO rate. Advances under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin up to 1.125%. The Credit Agreement also provides for fees applicable to unused commitments ranging from 0.100% to 0.175%. As of January 30, 2010, there was US$43.5 million outstanding under the Canadian term loan with an effective interest rate of 1.1%, and no borrowings outstanding under the revolving credit facility.
     The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain certain financial ratios. The restrictive provisions in the Credit Agreement reflect an overall covenant structure that is generally representative of a commercial loan made to an investment-grade company. Our debt, however, is not rated, and we have not sought, and are not seeking, a rating of our debt. We were in compliance with the covenants in the Credit Agreement as of January 30, 2010.
     Tightened conditions in the U.S. and global credit markets have made it difficult for many businesses to obtain financing on acceptable terms. If these market conditions continue or worsen, it may be more difficult for us to renew or increase our credit facility.
     We utilize letters of credit primarily to secure inventory purchases and as collateral for workers compensation claims. At January 30, 2010, letters of credit totaling approximately $12.3 million were issued and outstanding. Borrowings available under our Credit Agreement at January 30, 2010 were $187.7 million.
5. INCOME TAXES
     The provision for income taxes consists of the following (in thousands):

	Fiscal Year
	2009	2008	2007
Current tax expense:
Federal	$18,843	$11,709	$56,531
State	1,548	1,844	5,570
Foreign	32,603	8,096	17,459
Deferred tax expense (benefit):
Federal and state	(11,132)	5,689	4,479
Foreign	(19,498)	2,581	(1,487)

Total	$22,364	$29,919	$82,552

     No provision for U.S. income taxes or Canadian withholding taxes has been made on the cumulative undistributed earnings of Moores (approximately $70.3 million at January 30, 2010). The potential deferred tax liability associated with these earnings, net of foreign tax credits associated with the earnings, is estimated to be zero.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     A reconciliation of the statutory federal income tax rate to our effective tax rate is as follows:

	Fiscal Year
	2009	2008	2007
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.0	2.3	2.6
Exchange rate impact from distributed foreign earnings	(3.6)	—	—
Reversal of tax accruals	(2.2)	(4.4)	(1.1)
Foreign tax rate differential and other	(0.2)	0.8	(0.5)
Valuation allowance	2.0	—	—

	33.0%	33.7%	36.0%

     At January 30, 2010, we had net deferred tax assets of $42.0 million with $37.8 million classified as other current assets, $7.6 million classified as other non-current assets and $3.4 million classified as other non-current liabilities. At January 31, 2009, we had net deferred tax assets of $10.1 million with $11.8 million classified as other current assets, $1.0 million classified as other non-current assets and $2.7 million classified as other non-current liabilities. A valuation allowance of $1.4 million was established and included in net deferred tax assets at January 30, 2010 based on our assumptions about our ability to utilize foreign tax credits generated in fiscal 2009 before such credits expire.
     Total deferred tax assets and liabilities and the related temporary differences as of January 30, 2010 and January 31, 2009 were as follows (in thousands):

	January 30,	January 31,
	2010	2009
Deferred tax assets:
Accrued rent and other expenses	$29,846	$30,143
Accrued compensation	11,578	10,934
Accrued inventory markdowns	1,152	1,807
Deferred intercompany profits	23,172	2,004
Tax loss and other carryforwards	14,057	9,542

Total gross deferred tax assets	79,805	54,430
Valuation allowance	(1,400)	—

Total net deferred tax assets	78,405	54,430

Deferred tax liabilities:
Property and equipment	(27,247)	(30,564)
Capitalized inventory costs	(4,143)	(8,802)
Intangibles	(4,528)	(4,748)
Other	(513)	(183)

Total deferred tax liabilities	(36,431)	(44,297)

Net deferred tax assets	$41,974	$10,133

     In June 2006, the FASB issued authoritative guidance regarding accounting for uncertainty in income taxes. We adopted this authoritative guidance as of the beginning of fiscal 2007, which resulted in a $1.1 million increase to our liability for uncertain tax positions. The increase was recorded as a cumulative effect adjustment to retained earnings.
     In accordance with the guidance regarding accounting for uncertainty in income taxes, we classify uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year and recognize interest and/or penalties related to income tax matters in income tax expense. As of January 30, 2010 and January 31, 2009, the total amount of accrued interest related to uncertain tax positions was $1.5 million and $1.7 million, respectively. Amounts charged to operations for interest and/or penalties related to income tax matters were $0.4 million, $0.5 million and $0.6 million in fiscal 2009, 2008 and 2007, respectively.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

Gross unrecognized tax benefits as of January 31, 2009	$7,488
Increase in tax positions for prior years	412
Decrease in tax positions for prior years	(15)
Increase in tax positions for current year	940
Decrease in tax positions for current year	—
Settlements	(572)
Lapse from statute of limitations	(1,180)

Gross unrecognized tax benefits as of January 30, 2010	$7,073

     Of the $7.1 million in unrecognized tax benefits as of January 30, 2010, $4.8 million, if recognized, would reduce our income tax expense and effective tax rate. It is reasonably possible that there could be a net reduction in the balance of unrecognized tax benefits of up to $1.0 million in the next twelve months.
     The Company is subject to routine compliance examinations on tax matters by various tax jurisdictions in the ordinary course of business. Tax years 2005 through 2009 are open to such examinations. Our tax jurisdictions include the United States and Canada and their states, provinces and other political subdivisions. A number of state examinations are ongoing. As of January 30, 2010, we cannot reasonably determine the timing or outcomes of these examinations.
     At January 30, 2010 and January 31, 2009, we had $23.6 million and $18.2 million, respectively, of federal and state net operating loss (“NOL”) carryforwards which will begin to expire in fiscal 2027. It is more likely than not that we can fully realize the NOL carryforwards in future years. We also had $4.4 million of foreign tax credit (“FTC”) carryforwards at January 30, 2010 which will expire in fiscal 2019. A valuation allowance of $1.4 million was established for the potential limited utilization of the FTC carryforwards.
6. OTHER CURRENT ASSETS, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES AND DEFERRED TAXES AND OTHER LIABILITIES
     Other current assets consist of the following (in thousands):

	January 30,	January 31,
	2010	2009
Prepaid expenses	$30,896	$26,603
Current deferred tax asset	37,751	11,812
Tax receivable	1,309	24,335
Other	4,119	7,918

Total	$74,075	$70,668

     Accrued expenses and other current liabilities consist of the following (in thousands):

Accrued salary, bonus, sabbatical and vacation	$40,032	$36,865
Sales, payroll and property taxes payable	12,524	14,887
Unredeemed gift certificates	14,980	17,801
Accrued workers compensation and medical costs	17,484	14,790
Tuxedo rental deposits	9,523	9,171
Cash dividends declared	4,753	3,665
Other	17,751	14,225

Total	$117,047	$111,404

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Deferred taxes and other liabilities consist of the following (in thousands):

	January 30,	January 31,
	2010	2009
Deferred rent and landlord incentives	$44,656	$44,204
Non-current deferred and other income tax liabilities	10,976	11,807
Other	6,604	6,432

Total	$62,236	$62,443

7. CAPITAL STOCK, STOCK OPTIONS AND BENEFIT PLANS
     Dividends
      Cash dividends paid were approximately $14.7 million, $14.6 million and $12.4 million during fiscal 2009, 2008 and 2007, respectively. In fiscal 2009, a dividend of $0.07 per share was declared in the first, second and third quarters and a dividend of $0.09 per share was declared in the fourth quarter, for an annual dividend of $0.30 per share. A dividend of $0.07 per share was declared in each quarter of fiscal 2008, for an annual dividend of $0.28 per share. In fiscal 2007, a dividend of $0.06 per share was declared in the first, second and third quarters and a dividend of $0.07 per share was declared in the fourth quarter, for an annual dividend of $0.25 per share.
     The cash dividend of $0.09 per share declared by our Board of Directors in January 2010 is payable on March 26, 2010 to shareholders of record on March 16, 2010. The dividend payout is approximately $4.8 million and is included in accrued expenses and other current liabilities as of January 30, 2010.
     Stock Repurchase Program
     In January 2006, the Board of Directors authorized a $100.0 million share repurchase program of our common stock, which superseded any remaining previous authorizations. During fiscal 2007, we repurchased under the January 2006 program 1,063,200 shares at a cost of $50.1 million in open market transactions and 8,290 shares at a cost of $0.3 million in private transactions for a total of 1,071,490 shares at an average price of $47.06. In August 2007, the Board of Directors approved a replenishment of the share repurchase program to $100.0 million by authorizing $90.3 million to be added to the remaining $9.7 million of the then current program. During the remainder of fiscal 2007, 1,913,700 shares at a cost of $55.7 million were purchased in open market transactions under the August 2007 replenishment at an average price of $29.10.
     No shares were repurchased under the August 2007 authorization during fiscal 2009 or 2008. At January 30, 2010, the remaining balance available under the August 2007 authorization was $44.3 million.
     During fiscal 2009, 7,292 shares at a cost of $0.1 million were repurchased at an average price per share of $12.29 in a private transaction to satisfy tax withholding obligations arising upon the vesting of certain restricted stock. During fiscal 2008, 6,728 shares at a cost of $0.2 million were repurchased at an average price per share of $23.13 in a private transaction to satisfy tax withholding obligations arising upon the vesting of certain restricted stock.
     The table below summarizes our share repurchases during fiscal 2009, 2008 and 2007 (in thousands, except share data and average price per share):

			Average Price
	Shares	Cost	Per Share
Total shares repurchased during fiscal 2009	7,292	$90	$12.29
Total shares repurchased during fiscal 2008	6,728	$156	$23.13
Total shares repurchased during fiscal 2007	2,985,190	$106,107	$35.54

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table shows the changes during fiscal 2009 in our treasury shares held:

Treasury
Shares
Balance, January 31, 2009	18,104,310
Purchases of treasury stock	7,292

Balance, January 30, 2010	18,111,602

     The total cost of the 18,111,602 shares of treasury stock held at January 30, 2010 is $412.6 million or an average price of $22.78 per share.
     Preferred Stock
     Our Board of Directors is authorized to issue up to 2,000,000 shares of preferred stock and to determine the dividend rights and terms, redemption rights and terms, liquidation preferences, conversion rights, voting rights and sinking fund provisions of those shares without any further vote or act by Company shareholders. There was no issued preferred stock as of January 30, 2010 and January 31, 2009.
     Stock Plans
     We have adopted the 1996 Long-Term Incentive Plan (formerly known as the 1996 Stock Option Plan) (“1996 Plan”) which, as amended, provides for an aggregate of up to 2,775,000 shares of our common stock (or the fair market value thereof) with respect to which stock options, stock appreciation rights, restricted stock, deferred stock units and performance based awards may be granted to full-time key employees (excluding certain officers); the 1998 Key Employee Stock Option Plan (“1998 Plan”) which, as amended, provides for the grant of options to purchase up to 3,150,000 shares of our common stock to full-time key employees (excluding certain officers); and the 2004 Long-Term Incentive Plan (“2004 Plan”) which, as amended, provides for an aggregate of up to 2,110,059 shares of our common stock (or the fair market value thereof) with respect to which stock options, stock appreciation rights, restricted stock, deferred stock units and performance based awards may be granted to full-time key employees and to non-employee directors of the Company. No awards may be granted pursuant to the plans after the end of ten years following the effective date of such plan; provided, however, no awards may be granted pursuant to the 1996 Plan on or after March 29, 2014, which is ten years following its amended and restated effective date. No awards have been available for grant under the 1998 Plan since February 2008. Options granted under these plans must be exercised within ten years of the date of grant.
     In fiscal 1992, we adopted a Non-Employee Director Stock Option Plan (“Director Plan”) which, as amended, provides for an aggregate of up to 251,250 shares of our common stock with respect to which stock options, stock appreciation rights or restricted stock awards may be granted to non-employee directors of the Company. In fiscal 2001, the period during which awards may be granted under the Director Plan was extended to February 23, 2012. Options granted under this plan must be exercised within ten years of the date of grant. In fiscal 2008, the 2004 Plan was amended and restated to allow non-employee directors of the Company to receive awards under the 2004 Plan. All grants to non-employee directors are now issued under the 2004 Plan, as amended, and are subject to the terms of the 2004 Plan.
     Options granted under these Plans vest annually in varying increments over a period from one to ten years. Under the 1996 Plan and the 2004 Plan, options may not be issued at a price less than 100% of the fair market value of our stock on the date of grant. Under the 1996 Plan and the 2004 Plan, the vesting, transferability restrictions and other applicable provisions of any options, stock appreciation rights, restricted stock, deferred stock units or performance based awards will be determined by the Compensation Committee of the Board of Directors or, in the case of awards to non-employee directors, the Board of Directors of the Company. Grants of deferred stock units generally vest over a period from one to three years; however, certain grants vest annually at varying increments over a period up to ten years.

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
     As of January 30, 2010, 1,154,904 shares were available for grant under existing plans and 3,303,942 shares of common stock were reserved for future issuance.
     Stock Options
     A summary of our stock option activity during fiscal 2009 is presented below:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Shares	Exercise Price	Term	(in thousands)
Options outstanding at January 31, 2009	1,661,858	$19.95
Granted	140,322	$17.31
Exercised	(151,235)	$14.01
Expired	(8,040)	$16.00

Outstanding at January 30, 2010	1,642,905	$20.29	6.2 Years	$4,560

Exercisable at January 30, 2010	639,573	$17.88	4.4 Years	$2,904

     During fiscal 2009, 2008 and 2007, 140,322, 730,225, and 118,000 stock options, respectively, were granted at a weighted-average grant date fair value of $7.22, $7.93, and $17.46, respectively. The fair value of options is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Fiscal Year
	2009	2008	2007
Risk-free interest rates	2.21%	2.38%	3.72%
Expected lives	6.9 years	5.0 years	7.0 years
Dividend yield	1.99%	0.82%	0.50%
Expected volatility	50.83%	42.05%	36.57%
     The expected volatility is based on historical volatility of our common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term represents the period of time the options are expected to be outstanding after their grant date. The dividend yield is based on the average of the annual dividend divided by the market price of our common stock at the time of declaration. The total intrinsic value of options exercised during fiscal 2009, 2008 and 2007 was $1.5 million, $0.5 million and $9.8 million, respectively. As of January 30, 2010, we have unrecognized compensation expense related to nonvested stock options of approximately $6.2 million which is expected to be recognized over a weighted average period of 3.1 years.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Restricted Stock and Deferred Stock Units
     A summary of our nonvested restricted stock and deferred stock unit activity during fiscal 2009 is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Awards	Shares	Fair Value
Nonvested at January 31, 2009	545,237	$26.34
Granted	305,683	$18.14
Vested (1)	(340,687)	$25.01
Forfeited	(4,100)	$18.09

Nonvested at January 30, 2010	506,133	$22.35

(1)	Includes 87,688 shares relinquished for tax payments related to the vested deferred stock units in fiscal 2009.
     During fiscal 2009, 2008 and 2007, 305,683, 313,096 and 126,307 restricted stock and deferred stock units, respectively, were granted at a weighted-average grant date fair value of $18.14, $21.21 and $44.51, respectively. As of January 30, 2010, the intrinsic value of nonvested restricted stock and deferred stock units was $10.2 million. As of January 30, 2010, we have unrecognized compensation expense related to nonvested restricted stock and deferred stock units of approximately $5.3 million which is expected to be recognized over a weighted average period of 1.7 years. The total fair value of shares vested during fiscal 2009, 2008 and 2007 was $8.5 million, $7.4 million and $4.6 million, respectively, based on the weighted-average fair value on the date of grant. The total fair value of shares vested during fiscal 2009, 2008 and 2007 was $6.3 million, $4.9 million and $6.7 million, respectively, based on the weighted-average fair value on the vesting date. At January 30, 2010, there were total nonvested shares of 506,133, including 68,498 shares of nonvested restricted stock.
     A summary of activity for our nonvested restricted stock during fiscal 2009 is presented below:

Nonvested Restricted Stock	Shares
Nonvested at January 31, 2009	109,584
Granted	29,778
Vested	(70,864)
Forfeited	—

Nonvested at January 30, 2010	68,498

     During fiscal 2009, 29,778 restricted stock shares were granted to our non-employee directors under the 2004 Plan at an average grant price of $20.15 per share. During fiscal 2008, 51,504 restricted stock shares were granted to our non-employee directors under the 2004 Plan at an average grant price of $11.65 per share. During fiscal 2007, 10,500 restricted stock shares were granted to our non-employee directors under the Director Plan at an average grant price of $29.21 per share.
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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Retirement and Stock Purchase Plans
     We have a defined contribution Employee Stock Ownership Plan (“ESOP”) which provides eligible employees with future retirement benefits. Contributions to the ESOP are made at the discretion of the Board of Directors. No contributions were charged to operations in fiscal 2009 or 2008. During fiscal 2007, contributions charged to operations were $1.0 million. In October 2009, the Board of Directors of the Company approved the termination of the ESOP, effective as of October 15, 2009. Each participant and former participant in the ESOP who has an account balance under the ESOP on January 1, 2009 which was not fully vested on that date will become fully vested in the amount credited to their account under the ESOP together with any amounts thereafter allocated and credited to such account prior to its distribution. We do not expect the termination of the ESOP to significantly affect our consolidated financial position, results of operations or cash flows.
     We have a 401(k) savings plan which allows eligible employees to save for retirement on a tax deferred basis. Employer matching contributions under the 401(k) savings plan are made based on a formula set by the Board of Directors from time to time. During fiscal 2009, 2008 and 2007, Company matching contributions for the plan charged to operations were $0.4 million, $1.3 million and $2.6 million, respectively.
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
     The fair value of ESDP shares is estimated using the Black-Scholes option pricing model in the quarter that the purchase occurs with the following weighted average assumptions for each respective period:

	Fiscal Year
	2009	2008	2007
Risk-free interest rates	0.16%	1.02%	4.37%
Expected lives	0.25	0.25	0.25
Dividend yield	1.88%	1.21%	0.50%
Expected volatility	66.86%	71.48%	40.16%
     During fiscal 2009, 2008 and 2007, employees purchased 138,360, 147,991 and 66,764 shares, respectively, under the ESDP, the weighted-average fair value of which was $14.36, $14.38 and $32.83 per share, respectively. We recognized approximately $0.7 million, $0.8 million and $0.8 million of share-based compensation expense related to the ESDP for fiscal 2009, 2008 and 2007, respectively. As of January 30, 2010, 1,177,500 shares were reserved for future issuance under the ESDP.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. GOODWILL AND OTHER INTANGIBLE ASSETS
     Changes in the net carrying amount of goodwill for the years ended January 30, 2010 and January 31, 2009 are as follows (in thousands):

Balance, February 2, 2008	$65,309
Translation adjustment	(5,295)
Adjustment of goodwill of acquired business	(1,338)
Adjustment for excess of tax deductible goodwill	(1,115)

Balance, January 31, 2009	$57,561
Translation adjustment	3,330
Adjustment for excess of tax deductible goodwill	(1,477)

Balance, January 30, 2010	$59,414

     Goodwill decreased by $1.3 million in fiscal 2008 as during the first quarter of 2008, we completed our assessment of the fair values of the acquired After Hours assets and liabilities assumed as a result of the acquisition on April 9, 2007. Refer to Note 2 for additional discussion of the After Hours acquisition.
     The gross carrying amount and accumulated amortization of our other intangibles, which are included in other assets in the accompanying consolidated balance sheet, are as follows (in thousands):

	January 30,	January 31,
	2010	2009
Trademarks, tradenames, favorable leases and other intangibles	$15,305	$17,037
Accumulated amortization	(11,018)	(9,330)

Net total	$4,287	$7,707

     The pretax amortization expense associated with intangible assets totaled approximately $2.2 million, $2.6 million and $2.3 million for fiscal 2009, 2008 and 2007, respectively. Pretax amortization expense associated with intangible assets at January 30, 2010 is estimated to be approximately $1.1 million for the fiscal year 2010, $0.5 million for the fiscal year 2011, $0.4 million for the fiscal year 2012, $0.3 million for the fiscal year 2013 and $0.2 million for fiscal 2014.
9. FAIR VALUE MEASUREMENTS
     Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The authoritative guidance for fair value measurements establishes a three-tier fair value hierarchy, categorizing the inputs used to measure fair value. The hierarchy can be described as follows: Level 1- observable inputs such as quoted prices in active markets; Level 2- inputs other than the quoted prices in active markets that are observable either directly or indirectly; and Level 3- unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. At January 30, 2010, we had no financial assets or liabilities measured at fair value on a recurring basis.
     Effective February 1, 2009, we adopted authoritative guidance issued by the FASB for non-financial assets and liabilities measured at fair value on a non-recurring basis. During fiscal 2009, we had no significant measurements of assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition, except as it relates to long-lived asset impairment.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Long-lived assets, such as property and equipment and identifiable intangibles with finite useful lives, are periodically evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the asset carrying amount exceeds its fair value, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset. The fair values of long-lived assets held-for-use are based on our own judgments about the assumptions that market participants would use in pricing the asset and on observable market data, when available. We classify these measurements as Level 3 within the fair value hierarchy.
     Assets are grouped and evaluated for impairment at the lowest level at which cash flows are identifiable, which is generally at a store level. Fair value is determined using an income approach, which requires discounting the estimated future cash flows associated with the asset. Estimating future cash flows requires us to make assumptions and to apply judgment, including forecasting future sales, costs and useful lives of assets. Significant judgment is also involved in selecting the appropriate discount rate to be applied in determining the estimated fair value of an asset. The discount rate is commensurate with the risk that selected market participants would assign to the estimated cash flows. The selected market participants represent a group of other retailers with a store footprint similar to ours.
     The following table presents the non-financial assets measured at estimated fair value on a non-recurring basis and any resulting realized losses included in earnings. Because long-lived assets are not measured at fair value on a recurring basis, certain carrying amounts and fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent the fair values at January 30, 2010.

Fair Value Measurements- Non-recurring basis	Long-lived assets
(In thousands)	held-for-use
For the twelve months ended January 30, 2010:
Fair value measurement	$1,302
Carrying amount	20,775

Realized loss	$(19,473)

     The realized loss is reflected as “Asset impairment charges” in the consolidated statement of earnings and relates to impaired store assets for 145 Men’s Wearhouse and Tux stores and 12 K&G stores. Refer to “Impairment of Long-Lived Assets” in Note 1 for additional information.
10. MANUFACTURING FACILITY CLOSURE
     On March 3, 2008, we announced that Golden Brand Clothing (Canada) Ltd., an indirect wholly owned subsidiary of the Company, intended to close its Montreal, Quebec-based manufacturing facility. The facility was closed on July 11, 2008.
     In fiscal 2008, we recognized pretax costs of $10.0 million for closure of the facility, including $6.6 million for severance payments, $1.1 million for the write-off of fixed assets, $1.6 million for lease termination payments and $0.7 million for other costs related to closing the facility. These charges are included in “Selling, general and administrative expenses” in our consolidated statement of earnings. No charges were recognized during fiscal 2009. Net cash payments of $1.0 million and $7.2 million, related to the closure of the facility were made in fiscal 2009 and 2008, respectively. The payments made in fiscal 2009 and the accrued balance of $0.1 million at January 30, 2010 for closure of the facility relate to the remaining lease termination payments which will be paid over the remaining term of the lease through February 2010.
     The following table details information related to pretax charges recorded during fiscal 2009 related to the closure of the Montreal manufacturing facility (in thousands):

Accrued costs at January 31, 2009	$971
Net cash payments	(993)
Translation adjustment	113

Accrued costs at January 30, 2010	$91

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. SUPPLEMENTAL SALES INFORMATION (in thousands)

	Fiscal Year
	2009	2008	2007
Net sales:
Men’s tailored clothing product	$761,752	$779,950	$847,715
Men’s non-tailored clothing product	597,667	648,389	720,037
Ladies clothing product	74,494	65,866	68,189
Corporate apparel and uniform product	13,473	21,499	20,226

Total clothing product	1,447,386	1,515,704	1,656,167

Tuxedo rental services	334,068	329,951	325,272

Alteration services	106,063	104,115	109,227
Retail dry cleaning services	22,058	22,648	21,892

Total alteration and other services	128,121	126,763	131,119

Total net sales	$1,909,575	$1,972,418	$2,112,558

Net sales by brand:
MW (including After Hours from April 10, 2007) (1)	$1,281,847	$1,322,003	$1,413,324
K&G	370,148	376,033	407,798
Moores	222,049	230,235	249,655
MW Cleaners (2)	22,058	22,648	21,555
Twin Hill (3)	13,473	21,499	20,226

	$1,909,575	$1,972,418	$2,112,558

(1)	MW includes Men’s Wearhouse and Men’s Wearhouse and Tux stores.

(2)	MW Cleaners is our retail dry cleaning and laundry facilities in Houston, Texas.

(3)	Twin Hill is our corporate apparel and uniform program.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. COMMITMENTS AND CONTINGENCIES
     Lease commitments
     We lease retail business locations, office and warehouse facilities, copier equipment and automotive equipment under various noncancelable capital and operating leases expiring in various years through 2027. Rent expense for operating leases for fiscal 2009, 2008 and 2007 was $158.7 million, $158.5 million and $150.0 million, respectively, and includes contingent rentals of $0.3 million, $0.4 million and $0.8 million, respectively. Sublease rentals of $0.7 million were received in fiscal 2009 and in fiscal 2008. Sublease rentals of $0.1 million were received in fiscal 2007. The total minimum future rentals to be received under noncancelable subleases as of January 30, 2010 are $1.3 million. Minimum future rental payments under noncancelable capital and operating leases as of January 30, 2010 for each of the next five years and in the aggregate are as follows (in thousands):

	Operating	Capital
Fiscal Year	Leases	Leases
2010	$151,151	$864
2011	132,641	723
2012	114,069	514
2013	97,576	449
2014	78,937	307
Thereafter	159,331	134

Total	$733,705	2,991

Amounts representing interest		(406)

Capital lease obligations		$2,585

     Leases on retail business locations specify minimum rentals plus common area maintenance charges and possible additional rentals based upon percentages of sales. Most of the retail business location leases provide for renewal options at rates specified in the leases. In the normal course of business, these leases are generally renewed or replaced by other leases.
     In February 2010, we entered into several 60-month noncancelable capital leases for certain automotive equipment used for product distribution. Total minimum future rental payments under these leases, excluded from the table above, are approximately $1.5 million, including $0.3 million in interest, resulting in a net capital lease obligation of $1.2 million. The minimum future rental payments under these leases, which are excluded from the table above, are approximately $0.3 million for each of the fiscal years 2010, 2011, 2012, 2013, 2014 and none thereafter.
     At January 30, 2010, the gross capitalized balance and the accumulated amortization balance of our capital lease assets was $4.6 million and $2.1 million, respectively, resulting in a net capitalized value of $2.5 million. At January 31, 2009, the gross capitalized balance and the accumulated amortization balance of our capital lease assets was $4.2 million and $2.5 million, respectively, resulting in a net capitalized value of $1.7 million. Amortization expense was $1.0 million, $1.4 million and $1.5 million in fiscal 2009, 2008 and 2007, respectively, and is included in depreciation expense in the consolidated statement of earnings. These assets are included in furniture, fixtures and equipment on the consolidated balance sheet. The deferred liability balance of these capital lease assets is included in deferred taxes and other liabilities on the consolidated balance sheet.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Legal matters
     On October 8, 2009, the Company was named in a federal securities class action lawsuit filed in the United States District Court for the Southern District of Texas, Houston Division. The case is styled Material Yard Workers Local 1175 Benefit Funds, et al. v. The Men’s Wearhouse, Inc., Case No. 4:09-cv-03265. The class period alleged in the complaint runs from March 7, 2007 to January 9, 2008. The primary allegations are that the Company issued false and misleading press releases regarding its guidance for fiscal year 2007 on various occasions during the alleged class period. The complaint seeks damages based on the decline in the Company’s stock price following the announcement of lowered guidance on Oct. 10, 2007, Nov. 28, 2007, and Jan. 9, 2008. The case is in its early stages and discovery has not begun. The Company believes the lawsuit is without merit and intends to mount a vigorous defense; we are unable to determine the likely outcome at this time.
     We are involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of our business. Management believes that none of these matters will have a material adverse effect on our financial position, results of operations or cash flows.
13. QUARTERLY RESULTS OF OPERATIONS (Unaudited)
     Our quarterly results of operations reflect all adjustments, consisting only of normal, recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The consolidated results of operations by quarter for the 2009 and 2008 fiscal years are presented below (in thousands, except per share amounts):

	Fiscal 2009 Quarters Ended
	May 2,	August 1,	October 31,	January 30,
	2009	2009	2009	2010
Net sales	$464,134	$526,208	$462,015	$457,218
Gross margin	187,989	237,788	202,674	169,275
Net earnings (loss)	$5,256	$39,485	$19,685	$(18,918)
Net earnings (loss) per common share:
Basic	$0.10	$0.75	$0.37	$(0.36)
Diluted	$0.10	$0.75	$0.37	$(0.36)

	Fiscal 2008 Quarters Ended
	May 3,	August 2,	November 1,	January 31,
	2008	2008	2008	2009
Net sales	$491,096	$545,289	$459,673	$476,360
Gross margin	211,755	253,043	202,724	182,990
Net earnings	$9,943	$32,825	$14,587	$1,489
Net earnings per common share:
Basic	$0.19	$0.64	$0.28	$0.03
Diluted	$0.19	$0.63	$0.28	$0.03
     Due to the method of calculating weighted average common shares outstanding, the sum of the quarterly per share amounts may not equal earnings per share for the respective years.
     As discussed in Note 1 under “Impairment of Long-Lived Assets,” we recognized pretax non-cash asset impairment charges related to store assets of $19.5 million in the fourth quarter of fiscal 2009 and $1.8 million in the fourth quarter of fiscal 2008.

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
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     Our management assessed the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on such assessment, management concluded that, as of January 30, 2010, our internal control over financial reporting is effective based on those criteria.
     Management’s assessment of the effectiveness of our internal control over financial reporting as of January 30, 2010 has been audited by Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this report, as stated in their report dated March 31, 2010, which follows.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
The Men’s Wearhouse, Inc.
Houston, Texas
We have audited the internal control over financial reporting of The Men’s Wearhouse, Inc. and subsidiaries (the “Company”) as of January 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 30, 2010 of the Company and our report dated March 31, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
Houston, Texas
March 31, 2010

ITEM 9B.	OTHER INFORMATION
None
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Except as set forth below, the information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held June 16, 2010.
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
     The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held June 16, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table sets forth certain equity compensation plan information for the Company as of January 30, 2010.

	Number of	Weighted-	Number of Securities
	Securities to be	Average	Remaining Available for
	Issued Upon	Exercise	Future Issuance Under
	Exercise of	Price of	Equity Compensation
	Outstanding	Outstanding	Plans (excluding
	Options	Options	securities in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	1,796,934	15.63	1,154,904

Equity Compensation Plans Not Approved by Security Holders (1)	352,104	14.89	—

Total	2,149,038	15.51	1,154,904

(1)	The Company has adopted the 1998 Key Employee Stock Option Plan (the “1998 Plan”) which, as amended, provides for the grant of options to purchase up to 3,150,000 shares of the Company’s common stock to full-time key employees (excluding executive officers), of which 331,104 shares are to be issued upon the exercise of outstanding options. No awards have been available for grant under the 1998 Plan since February 2008. Options granted under the 1998 Plan must be exercised within ten years from the date of grant. Unless otherwise provided by the Stock Option Committee, options granted under the 1998 Plan vest at the rate of 1/3 of the shares covered by the grant on each of the first three anniversaries of the date of grant and may not be issued at a price less than 50% of the fair market value of our stock on the date of grant. However, a significant portion of options granted under the 1998 Plan vest annually in varying increments over a period from one to ten years.

The Company entered into consulting arrangements with certain individuals and issued to them options to purchase an aggregate of 48,000 shares at an exercise price of $10.65, of which 21,000 shares remain unexercised.
     The additional information required by Item 12 is incorporated herein by reference from the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held June 16, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held June 16, 2010.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held June 16, 2010.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) 1. Financial Statements
     The following consolidated financial statements of the Company are included in Part II, Item 8:

2. Financial Statement Schedules
     Schedule II — Valuation and Qualifying Accounts
The Men’s Wearhouse, Inc.
(In thousands)

	Balance at	Charged to	Charged to	Deductions		Balance at
	Beginning	Costs and	Other	from	Translation	End of
	of Period	Expenses	Accounts (4)	Reserve (2)	Adjustment	Period
Allowance for uncollectible accounts (1):
Year ended January 30, 2010	$243	$249	$—	$(111)	$—	$381
Year ended January 31, 2009	320	262	—	(338)	(1)	243
Year ended February 2, 2008	235	178	—	(100)	7	320

Allowance for sales returns (1) (3):
Year ended January 30, 2010	$433	$12	$(44)	$—	$—	$401
Year ended January 31, 2009	491	39	(97)	—	—	433
Year ended February 2, 2008	521	73	(103)	—	—	491

Inventory reserves (1):
Year ended January 30, 2010	$6,681	$(2,314)	$—	$—	$256	$4,623
Year ended January 31, 2009	6,940	283	—	—	(542)	6,681
Year ended February 2, 2008	7,571	(1,085)	—	—	454	6,940

(1)	The allowance for uncollectible accounts, the allowance for sales returns and the inventory reserves are evaluated at the end of each fiscal quarter and adjusted based on the evaluation.

(2)	Consists primarily of write-offs of bad debt.

(3)	Allowance for sales returns is included in accrued expenses.

(4)	Deduction (addition) to net sales.
     All other schedules are omitted because they are not applicable or because the required information is included in the Consolidated Financial Statements or Notes thereto.

3. Exhibits

Exhibit
Number		Exhibit

3.1	—	Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 1994).

3.2	—	Articles of Amendment to the Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999).

3.3	—	Fourth Amended and Restated Bylaws (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 28, 2010).

4.1	—	Restated Articles of Incorporation (included as Exhibit 3.1).

4.2	—	Form of Common Stock certificate (incorporated by reference from Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 33-45949)).

4.3	—	Articles of Amendment to the Restated Articles of Incorporation (included as Exhibit 3.2).

4.4	—	Fourth Amended and Restated Bylaws (included as Exhibit 3.3).

4.5	—	Amended and Restated Credit Agreement, dated as of December 21, 2005, by and among The Men’s Wearhouse, Inc., Moores The Suit People Inc., Golden Brand Clothing (Canada) Ltd., the financial institutions from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and JPMorgan Chase Bank, N.A. as Canadian Agent (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 27, 2005).

4.6	—	Agreement and Amendment to Amended and Restated Credit Agreement effective as of January 31, 2007, by and among the Company, Moores The Suit People Inc., Golden Brand Clothing (Canada) Ltd., the financial institutions from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 7, 2007).

*10.1	—	1992 Non-Employee Director Stock Option Plan (As Amended and Restated Effective January 1, 2004), including forms of stock option agreement and restricted stock award agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 18, 2005).

*10.2	—	Stock Agreement dated as of March 23, 1992, between the Company and George Zimmer (incorporated by reference from Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (Registration No. 33-45949)).

*10.3	—	Split-Dollar Agreement and related Split-Dollar Collateral Assignment dated November 25, 1994 between the Company, George Zimmer and David Edwab, Co-Trustee of the Zimmer 1994 Irrevocable Trust (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 1995).

*10.4	—	1996 Long-Term Incentive Plan (As Amended and Restated Effective April 1, 2008) (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2008), and the forms of stock option agreement, restricted stock award agreement and deferred stock unit award agreement (incorporated by reference from Exhibit 10.20 to the Company’s Current Report on Form 8-K filed with the Commission on March 18, 2005).

*10.5	—	1998 Key Employee Stock Option Plan (incorporated by reference from Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998).

*10.6	—	First Amendment to 1998 Key Employee Stock Option Plan (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-80033)).

*10.7	—	Second Amendment to 1998 Key Employee Stock Option Plan (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2000).

*10.8	—	Split-Dollar Agreement and related Split-Dollar Collateral Assignment dated May 25, 1995, by and between the Company and David H. Edwab (incorporated by reference from Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002).

*10.9	—	Split-Dollar Agreement and related Split-Dollar Collateral Assignment dated May 25, 1995, between the Company, David H. Edwab and George Zimmer, Co-Trustee of the David H. Edwab 1995 Irrevocable Trust (incorporated by reference from Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002).

*10.10	—	First Amendment to Split-Dollar Agreement dated January 17, 2002, between the Company, David H. Edwab and George Zimmer, Trustee of the David H. Edwab 1995 Irrevocable Trust (incorporated by reference from Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002).

*10.11	—	Third Amended and Restated Employment Agreement effective as of January 1, 2009, by and between the Company and David H. Edwab (incorporated by reference from Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009).

*10.12	—	2004 Long-Term Incentive Plan (As Amended and Restated Effective April 1, 2008) (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 27, 2008).

*10.13	—	Split-Dollar Agreement dated as of June 21, 2006, by and between The Men’s Wearhouse, Inc. and George Zimmer (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 2006).

Exhibit
Number		Exhibit

*10.14	—	Forms of Deferred Stock Unit Award Agreement (non-employee director) and Restricted Stock Award Agreement (non-employee director) under The Men’s Wearhouse, Inc. 2004 Long-Term Incentive Plan (as amended and restated effective April 1, 2008) (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 28, 2009).

*10.15	—	Form of Change in Control Agreement entered into effective as of May 15, 2009, by and between The Men’s Wearhouse, Inc. and each of George Zimmer, David Edwab, Neill P. Davis, Douglas S. Ewert, Charles Bresler, Ph.D., William Silveira, James Zimmer, Gary Ckodre, Diana Wilson and Carole Souvenir (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 20, 2009).

*10.16	—	The Men’s Wearhouse, Inc. Change in Control Severance Plan (As Amended and Restated Effective October 1, 2009) (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 27, 2009).

*10.17	—	Forms of Deferred Stock Unit Award Agreement, Restricted Stock Award Agreement and Nonqualified Stock Option Award Agreement (each for executive officers) under The Men’s Wearhouse, Inc. 2004 Long-Term Incentive Plan (as amended and restated effective April 1, 2008) (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 10-Q filed with the Commission on December 9, 2009).

21.1	—	Subsidiaries of the Company (filed herewith).

23.1	—	Consent of Deloitte & Touche LLP, independent auditors (filed herewith).

31.1	—	Certification of Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

31.2	—	Certification of Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).

32.1	—	Certification of Annual Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

32.2	—	Certification of Annual Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).

*	Management Compensation or Incentive Plan
     The Company will furnish a copy of any exhibit described above to any beneficial holder of its securities upon receipt of a written request therefore, provided that such request sets forth a good faith representation that, as of the record date for the Company’s 2010 Annual Meeting of Shareholders, such beneficial holder is entitled to vote at such meeting, and provided further that such holder pays to the Company a fee compensating the Company for its reasonable expenses in furnishing such exhibits.

     SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MEN’S WEARHOUSE, INC.
By	/s/ GEORGE ZIMMER
George Zimmer
Chairman of the Board and Chief Executive Officer

Dated: March 31, 2010
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE ZIMMER	Chairman of the Board, Chief	March 31, 2010
George Zimmer	Executive Officer and Director

/s/ NEILL P. DAVIS	Executive Vice President, Chief Financial	March 31, 2010
Neill P. Davis	Officer, Treasurer and Principal
Financial Officer

/s/ DIANA M. WILSON	Senior Vice President, Chief Accounting	March 31, 2010
Diana M. Wilson	Officer and Principal Accounting Officer

/s/ DAVID H. EDWAB	Vice Chairman of the Board and Director	March 31, 2010
David H. Edwab

/s/ RINALDO S. BRUTOCO	Director	March 31, 2010
Rinaldo S. Brutoco

/s/ MICHAEL L. RAY	Director	March 31, 2010
Michael L. Ray

/s/ SHELDON I. STEIN	Director	March 31, 2010
Sheldon I. Stein

/s/ LARRY R. KATZEN	Director	March 31, 2010
Larry R. Katzen

/s/ DEEPAK CHOPRA	Director	March 31, 2010
Deepak Chopra

/s/ WILLIAM B. SECHREST	Director	March 31, 2010
William B. Sechrest

Exhibit Index

Exhibit
Number		Exhibit

3.1	—	Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 1994).

3.2	—	Articles of Amendment to the Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999).

3.3	—	Fourth Amended and Restated Bylaws (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 28, 2010).

4.1	—	Restated Articles of Incorporation (included as Exhibit 3.1).

4.2	—	Form of Common Stock certificate (incorporated by reference from Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 33-45949)).

4.3	—	Articles of Amendment to the Restated Articles of Incorporation (included as Exhibit 3.2).

4.4	—	Fourth Amended and Restated Bylaws (included as Exhibit 3.3).

4.5	—	Amended and Restated Credit Agreement, dated as of December 21, 2005, by and among The Men’s Wearhouse, Inc., Moores The Suit People Inc., Golden Brand Clothing (Canada) Ltd., the financial institutions from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and JPMorgan Chase Bank, N.A. as Canadian Agent (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 27, 2005).

4.6	—	Agreement and Amendment to Amended and Restated Credit Agreement effective as of January 31, 2007, by and among the Company, Moores The Suit People Inc., Golden Brand Clothing (Canada) Ltd., the financial institutions from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 7, 2007).

*10.1	—	1992 Non-Employee Director Stock Option Plan (As Amended and Restated Effective January 1, 2004), including forms of stock option agreement and restricted stock award agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 18, 2005).

*10.2	—	Stock Agreement dated as of March 23, 1992, between the Company and George Zimmer (incorporated by reference from Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (Registration No. 33-45949)).

*10.3	—	Split-Dollar Agreement and related Split-Dollar Collateral Assignment dated November 25, 1994 between the Company, George Zimmer and David Edwab, Co-Trustee of the Zimmer 1994 Irrevocable Trust (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 1995).

*10.4	—	1996 Long-Term Incentive Plan (As Amended and Restated Effective April 1, 2008) (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2008), and the forms of stock option agreement, restricted stock award agreement and deferred stock unit award agreement (incorporated by reference from Exhibit 10.20 to the Company’s Current Report on Form 8-K filed with the Commission on March 18, 2005).

*10.5	—	1998 Key Employee Stock Option Plan (incorporated by reference from Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998).

*10.6	—	First Amendment to 1998 Key Employee Stock Option Plan (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-80033)).

*10.7	—	Second Amendment to 1998 Key Employee Stock Option Plan (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2000).

*10.8	—	Split-Dollar Agreement and related Split-Dollar Collateral Assignment dated May 25, 1995, by and between the Company and David H. Edwab (incorporated by reference from Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002).

*10.9	—	Split-Dollar Agreement and related Split-Dollar Collateral Assignment dated May 25, 1995, between the Company, David H. Edwab and George Zimmer, Co-Trustee of the David H. Edwab 1995 Irrevocable Trust (incorporated by reference from Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002).

*10.10	—	First Amendment to Split-Dollar Agreement dated January 17, 2002, between the Company, David H. Edwab and George Zimmer, Trustee of the David H. Edwab 1995 Irrevocable Trust (incorporated by reference from Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002).

*10.11	—	Third Amended and Restated Employment Agreement effective as of January 1, 2009, by and between the Company and David H. Edwab (incorporated by reference from Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009).

*10.12	—	2004 Long-Term Incentive Plan (As Amended and Restated Effective April 1, 2008) (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 27, 2008).

*10.13	—	Split-Dollar Agreement dated as of June 21, 2006, by and between The Men’s Wearhouse, Inc. and George Zimmer (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 2006).

Exhibit
Number		Exhibit

*10.14	—	Forms of Deferred Stock Unit Award Agreement (non-employee director) and Restricted Stock Award Agreement (non-employee director) under The Men’s Wearhouse, Inc. 2004 Long-Term Incentive Plan (as amended and restated effective April 1, 2008) (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 28, 2009).

*10.15	—	Form of Change in Control Agreement entered into effective as of May 15, 2009, by and between The Men’s Wearhouse, Inc. and each of George Zimmer, David Edwab, Neill P. Davis, Douglas S. Ewert, Charles Bresler, Ph.D., William Silveira, James Zimmer, Gary Ckodre, Diana Wilson and Carole Souvenir (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 20, 2009).

*10.16	—	The Men’s Wearhouse, Inc. Change in Control Severance Plan (As Amended and Restated Effective October 1, 2009) (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 27, 2009).

*10.17	—	Forms of Deferred Stock Unit Award Agreement, Restricted Stock Award Agreement and Nonqualified Stock Option Award Agreement (each for executive officers) under The Men’s Wearhouse, Inc. 2004 Long-Term Incentive Plan (as amended and restated effective April 1, 2008) (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 10-Q filed with the Commission on December 9, 2009).

21.1	—	Subsidiaries of the Company (filed herewith).

23.1	—	Consent of Deloitte & Touche LLP, independent auditors (filed herewith).

31.1	—	Certification of Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

31.2	—	Certification of Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).

32.1	—	Certification of Annual Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

32.2	—	Certification of Annual Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).

*	Management Compensation or Incentive Plan