Form 10-Q
period 2010-05-01
MENS WEARHOUSE INC
filed 2010-06-10
CIK 884217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 1, 2010 or

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
     The number of shares of common stock of the Registrant, par value $.01 per share, outstanding at June 4, 2010 was 52,641,800 excluding 18,118,736 shares classified as Treasury Stock.

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
     Forward-looking statements are not guarantees of future performance and a variety of factors could cause actual results to differ materially from the anticipated or expected results expressed in or suggested by these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, actions by governmental entities, domestic and international economic activity and inflation, our success or lack of success in executing internal operating plans and new store and new market expansion plans, including integration of acquisitions, performance issues with key suppliers, disruption in buying trends due to homeland security concerns, severe weather, foreign currency fluctuations, government export and import policies, aggressive advertising or marketing activities of competitors and legal proceedings. Future results will also be dependent upon our ability to continue to identify and complete successful expansions and penetrations into existing and new markets and our ability to integrate such expansions with our existing operations. Refer to “Risk Factors” in our Annual Report on Form 10-K for the year ended January 30, 2010 for a more complete discussion of these and other factors that might affect our performance and financial results. These forward-looking statements are intended to relay the Company’s expectations about the future, and speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.
PART I. FINANCIAL INFORMATION
ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GENERAL INFORMATION
     The condensed consolidated financial statements herein include the accounts of The Men’s Wearhouse, Inc. and its subsidiaries and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. As applicable under such regulations, certain information and footnote disclosures have been condensed or omitted. We believe that the presentation and disclosures herein are adequate to make the information not misleading, and the condensed consolidated financial statements reflect all elimination entries and normal adjustments which are necessary for a fair statement of the results for the quarters ended May 1, 2010 and May 2, 2009.
     Our business historically has been seasonal in nature, and the operating results of the interim periods presented are not necessarily indicative of the results that may be achieved for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended January 30, 2010 and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year then ended filed with the SEC.
     Unless the context otherwise requires, “Company”, “we”, “us” and “our” refer to The Men’s Wearhouse, Inc. and its subsidiaries.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	May 1,	May 2,	January 30,
	2010	2009	2010
	(Unaudited)	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$219,562	$107,538	$186,018
Short-term investments	—	17,707	—
Accounts receivable, net	24,640	24,858	16,745
Inventories	435,351	448,018	431,492
Other current assets	68,830	59,752	74,075

Total current assets	748,383	657,873	708,330

PROPERTY AND EQUIPMENT, net	336,771	378,510	344,746

TUXEDO RENTAL PRODUCT, net	101,731	120,083	102,479
GOODWILL	60,780	57,622	59,414
OTHER ASSETS, net	16,690	12,439	17,137

TOTAL	$1,264,355	$1,226,527	$1,232,106

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$99,720	$142,984	$83,052
Accrued expenses and other current liabilities	136,183	127,868	117,047
Income taxes payable	2,826	3,461	23,936
Current maturities of long-term debt	45,780	—	—

Total current liabilities	284,509	274,313	224,035

LONG-TERM DEBT	—	39,213	43,491

DEFERRED TAXES AND OTHER LIABILITIES	62,741	63,955	62,236

Total liabilities	347,250	377,481	329,762

COMMITMENTS AND CONTINGENCIES (Note 3 and Note 10)

SHAREHOLDERS’ EQUITY:
Preferred stock	—	—	—
Common stock	707	702	705
Capital in excess of par	329,030	316,034	327,742
Retained earnings	962,834	925,881	953,986
Accumulated other comprehensive income	37,304	19,055	32,537
Treasury stock, at cost	(412,770)	(412,626)	(412,626)

Total shareholders’ equity	917,105	849,046	902,344

TOTAL	$1,264,355	$1,226,527	$1,232,106

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	For the Quarter Ended
	May 1,	May 2,
	2010	2009
Net sales:
Clothing product	$368,371	$359,062
Tuxedo rental services	72,154	71,419
Alteration and other services	32,941	33,653

Total net sales	473,466	464,134

Cost of sales:
Clothing product, including buying and distribution costs	167,313	167,457
Tuxedo rental services	11,326	12,032
Alteration and other services	24,064	24,090
Occupancy costs	69,691	72,566

Total cost of sales	272,394	276,145

Gross margin	201,072	187,989

Selling, general and administrative expenses	179,650	179,213

Operating income	21,422	8,776

Interest income	34	258
Interest expense	(259)	(418)

Earnings before income taxes	21,197	8,616

Provision for income taxes	7,589	3,360

Net earnings	$13,608	$5,256

Net earnings per common share (Note 2):
Basic	$0.26	$0.10

Diluted	$0.26	$0.10

Weighted average common shares outstanding (Note 2):
Basic	52,417	51,895

Diluted	52,628	51,955

Cash dividends declared per common share	$0.09	$0.07

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Quarter Ended
	May 1,	May 2,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$13,608	$5,256
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	18,690	22,222
Tuxedo rental product amortization	6,978	7,644
Loss on disposition of assets	219	1,768
Deferred rent expense	830	378
Share-based compensation	2,637	2,732
Excess tax benefits from share-based plans	(763)	(20)
Deferred tax provision	6,412	3,009
Increase in accounts receivable	(7,813)	(8,480)
Increase in inventories	(1,103)	(6,194)
Increase in tuxedo rental product	(5,240)	(30,370)
(Increase) decrease in other assets	(478)	3,332
Increase in accounts payable, accrued expenses and other current liabilities	36,592	52,011
Increase (decrease) in income taxes payable	(20,683)	10,714
Decrease in other liabilities	(612)	(700)

Net cash provided by operating activities	49,274	63,302

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11,099)	(15,035)

Net cash used in investing activities	(11,099)	(15,035)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	783	506
Payments on revolving credit facility	—	(25,000)
Cash dividends paid	(4,756)	(3,664)
Tax payments related to vested deferred stock units	(2,656)	(1,627)
Excess tax benefits from share-based plans	763	20
Purchase of treasury stock	(144)	(90)

Net cash used in financing activities	(6,010)	(29,855)

Effect of exchange rate changes	1,379	1,714

INCREASE IN CASH AND CASH EQUIVALENTS	33,544	20,126
Balance at beginning of period	186,018	87,412

Balance at end of period	$219,562	$107,538

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Significant Accounting Policies
     Basis of Presentation — The condensed consolidated financial statements herein include the accounts of The Men’s Wearhouse, Inc. and its subsidiaries (the “Company”) and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). As applicable under such regulations, certain information and footnote disclosures have been condensed or omitted. We believe that the presentation and disclosures herein are adequate to make the information not misleading, and the condensed consolidated financial statements reflect all elimination entries and normal adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows at the dates and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended January 30, 2010.
     The preparation of the condensed consolidated financial statements in conformity with accounting principals generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual amounts could differ from those estimates.
2. Earnings per Common Share
     We calculate earnings per common share using the two-class method in accordance with the guidance for determination of whether instruments granted in share-based payment transactions are participating securities. Our unvested restricted stock and deferred stock units contain rights to receive nonforfeitable dividends or dividend equivalents, respectively, and thus are participating securities requiring the two-class method of computing earnings per common share. The two-class method is an earnings allocation formula that determines earnings per common share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings.
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

	For the Quarter Ended
	May 1, 2010	May 2, 2009
Numerator
Net earnings	$13,608	$5,256
Net earnings allocated to participating securities (restricted stock and deferred stock units)	(121)	(51)

Net earnings available to common shareholders	$13,487	$5,205

Denominator
Basic weighted average common shares outstanding	52,417	51,895
Effect of dilutive securities:
Stock options and equity-based compensation	211	60

Diluted weighted average common shares outstanding	52,628	51,955

Net earnings per common share:
Basic	$0.26	$0.10

Diluted	$0.26	$0.10

     For the quarter ended May 1, 2010 and May 2, 2009, 0.8 million and 1.3 million anti-dilutive stock options were excluded from the calculation of diluted earnings per common share, respectively.
3. Debt
     Our Amended and Restated Credit Agreement (the “Credit Agreement”) with a group of banks, which was last amended on February 2, 2007, provides for a total senior secured revolving credit facility of $200.0 million, which can be expanded to $250.0 million upon additional lender commitments, that matures on February 11, 2012. The Credit Agreement also provided our Canadian subsidiaries with a senior secured term loan used to fund the repatriation of US$74.7 million of Canadian earnings in January 2006 under the American Jobs Creation Act of 2004. The Canadian term loan matures on February 10, 2011. The Credit Agreement is secured by the stock of certain of the Company’s subsidiaries. The Credit Agreement has several borrowing and interest rate options including the following indices: (i) an alternate base rate (equal to the greater of the prime rate or the federal funds rate plus 0.5%) or (ii) LIBO rate or (iii) CDO rate. Advances under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin up to 1.125%. The Credit Agreement also provides for fees applicable to unused commitments ranging from 0.100% to 0.175%. As of May 1, 2010, there was US$45.8 million outstanding under the Canadian term loan with an effective interest rate of 1.2% and no borrowings outstanding under the revolving credit facility.
     The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain certain financial ratios. The restrictive provisions in the Credit Agreement reflect an overall covenant structure that is generally representative of a commercial loan made to an investment-grade company. Our debt, however, is not rated, and we have not sought, and are not seeking, a rating of our debt. We were in compliance with the covenants in the Credit Agreement as of May 1, 2010.
     Conditions in the U.S. and global credit markets have made it difficult for many businesses to obtain financing on acceptable terms. If these market conditions continue or worsen, it may be more difficult for us to renew or increase our credit facility.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     We utilize letters of credit primarily to secure inventory purchases and as collateral for workers compensation claims. At May 1, 2010, letters of credit totaling approximately $11.6 million were issued and outstanding. Borrowings available under our Credit Agreement at May 1, 2010 were $188.4 million.
4. Comprehensive Income and Supplemental Cash Flows
     Our comprehensive income is as follows (in thousands):

	For the Quarter Ended
	May 1, 2010	May 2, 2009
Net earnings	$13,608	$5,256
Currency translation adjustments, net of tax	4,767	4,763

Comprehensive income	$18,375	$10,019

     Supplemental disclosure of cash flow information is as follows (in thousands):

	For the Quarter Ended
	May 1, 2010	May 2, 2009
Cash paid (received) during the quarter for:
Interest	$212	$333
Income taxes, net	24,795	(10,238)

Schedule of noncash investing and financing activities:
Tax benefit (deficiency) related to share-based plans	526	(979)
Cash dividends declared	4,757	3,664
     We had unpaid capital expenditure purchases accrued in accounts payable and accrued expense of approximately $3.7 million and $2.3 million at May 1, 2010 and May 2, 2009, respectively. Capital expenditure purchases are recorded as cash outflows from investing activities in the condensed statement of cash flows in the period they are paid.
5. Goodwill and Other Intangible Assets
     Changes in the net carrying amount of goodwill for the year ended January 30, 2010 and for the quarter ended May 1, 2010 are as follows (in thousands):

Balance, January 31, 2009	$57,561
Translation adjustment	3,330
Adjustment for excess of tax deductible goodwill	(1,477)

Balance, January 30, 2010	$59,414
Translation adjustment	1,366

Balance, May 1, 2010	$60,780

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Goodwill is evaluated for impairment annually as of our fiscal year end. A more frequent evaluation is performed if events or circumstances indicate that impairment could have occurred. Such events or circumstances could include, but are not limited to, new significant negative industry or economic trends, unanticipated changes in the competitive environment, decisions to significantly modify or dispose of operations and a significant sustained decline in the market price of our stock. No additional impairment evaluation was considered necessary during the first quarter of 2010.
     The gross carrying amount and accumulated amortization of our other intangibles, which are included in other assets in the accompanying balance sheet, are as follows (in thousands):

	May 1, 2010	May 2, 2009	January 30, 2010
Trademarks, tradenames, favorable leases and other intangibles	$14,511	$16,991	$15,305
Accumulated amortization	(11,286)	(10,058)	(11,018)

Net total	$3,225	$6,933	$4,287

     The pretax amortization expense associated with intangible assets totaled approximately $0.3 million and $0.8 million for the quarter ended May 1, 2010 and May 2, 2009, respectively, and approximately $2.2 million for the year ended January 30, 2010. Pretax amortization associated with intangible assets at May 1, 2010 is estimated to be $0.7 million for the remainder of fiscal year 2010, $0.5 million for fiscal year 2011, $0.4 million for fiscal year 2012, $0.3 million for fiscal year 2013 and $0.2 million for fiscal year 2014.
6. Other Assets, Accrued Expenses and Other Current Liabilities and Deferred Taxes and Other Liabilities
     Other current assets consist of the following (in thousands):

	May 1,	May 2,	January 30,
	2010	2009	2010
Prepaid expenses	$29,787	$25,773	$30,896
Current deferred tax asset	31,804	11,113	37,751
Income taxes receivable	4,123	17,171	1,309
Other	3,116	5,695	4,119

Total other current assets	$68,830	$59,752	$74,075

Accrued expenses and other current liabilities consist of the following (in thousands):

Accrued salary, bonus, sabbatical and vacation	$31,497	$30,504	$40,032
Sales, payroll and property taxes payable	20,229	16,168	12,524
Unredeemed gift certificates	13,393	16,322	14,980
Accrued workers compensation and medical costs	16,544	15,766	17,484
Tuxedo rental deposits	37,288	32,399	9,523
Cash dividends declared	4,757	3,664	4,753
Other	12,475	13,045	17,751

Total accrued expenses and other current liabilities	$136,183	$127,868	$117,047

Deferred taxes and other liabilities consist of the following (in thousands):

Deferred rent and landlord incentives	$45,282	$43,996	$44,656
Non-current deferred and other income tax liabilities	11,380	13,323	10,976
Other	6,079	6,636	6,604

Total deferred taxes and other liabilities	$62,741	$63,955	$62,236

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
7. Treasury Stock
     As of May 1, 2010, we had 18,118,736 shares held in treasury stock. The change in our treasury shares for the year ended January 30, 2010 and for the quarter ended May 1, 2010 is provided below:

Treasury Shares
Balance, January 31, 2009	18,104,310
Purchases of treasury stock	7,292

Balance, January 30, 2010	18,111,602
Purchases of treasury stock	7,134

Balance, May 1, 2010	18,118,736

     In January 2006, the Board of Directors authorized a $100.0 million share repurchase program of our common stock. This authorization superceded any remaining previous authorizations. In August 2007, the Company’s Board of Directors approved a replenishment of the Company’s share repurchase program to $100 million by authorizing $90.3 million to be added to the remaining $9.7 million of the then current program. No shares were purchased under the August 2007 authorization during the first quarter of 2010 or 2009. At May 1, 2010, the remaining balance available under the August 2007 authorization was $44.3 million.
     For the quarter ended May 1, 2010, 7,134 shares at a cost of $0.1 million were repurchased at an average price per share of $20.24 in a private transaction to satisfy tax withholding obligations arising upon the vesting of certain restricted stock. For the quarter ended May 2, 2009, 7,292 shares at a cost of $0.1 million were repurchased at an average price per share of $12.29 in a private transaction to satisfy tax withholding obligations arising upon the vesting of certain restricted stock.
8. Share-Based Compensation Plans
     We maintain several equity plans under which we may grant stock options, stock appreciation rights, restricted stock, deferred stock units and performance based awards to full-time key employees and non-employee directors. We account for share-based awards in accordance with the FASB standard regarding share-based payments, which requires the compensation cost resulting from all share-based payment transactions be recognized in the financial statements. The amount of compensation cost is measured based on the grant-date fair value of the instrument issued and is recognized over the vesting period. Share-based compensation expense recognized for the quarter ended May 1, 2010 and May 2, 2009 was $2.6 million and $2.7 million, respectively.
     Stock Options
The following table summarizes stock option activity for the quarter ended May 1, 2010:

		Weighted-
		Average
		Exercise
	Shares	Price
Outstanding at January 30, 2010	1,642,905	$20.29
Granted	—	—
Exercised	(18,461)	15.55
Expired	(5,355)	20.91

Outstanding at May 1, 2010	1,619,089	$20.34

Exercisable at May 1, 2010	776,578	$18.46

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     As of May 1, 2010, we have unrecognized compensation expense related to nonvested stock options of approximately $5.9 million which is expected to be recognized over a weighted average period of 3.1 years.
     Restricted Stock and Deferred Stock Units
     The following table summarizes restricted stock and deferred stock unit activity for the quarter ended May 1, 2010:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 30, 2010	506,133	$22.35
Granted	315,268	24.17
Vested (1)	(327,945)	21.19
Forfeited	(950)	19.35

Nonvested at May 1, 2010	492,506	$24.29

(1)	Includes 104,839 shares relinquished for tax payments related to vested deferred stock units for the quarter ended May 1, 2010.
     During the quarter ended May 1, 2010, 6,348 restricted stock shares and 308,920 deferred stock units were granted and 19,360 restricted stock shares and 308,585 deferred stock units vested. No shares of restricted stock were forfeited during the quarter ended May 1, 2010. Total nonvested shares of 492,506 at May 1, 2010 include 55,486 nonvested restricted stock shares.
     As of May 1, 2010, we have unrecognized compensation expense related to nonvested restricted stock and deferred stock units of approximately $10.6 million which is expected to be recognized over a weighted average period of 1.3 years.
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
     During the quarter ended May 1, 2010, employees purchased 27,412 shares under the ESDP, which had a weighted-average share price of $18.10 per share. As of May 1, 2010, 1,150,088 shares were reserved for future issuance under the ESDP.
9. Fair Value Measurements
     Our financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and other current liabilities, current maturities of long-term debt and long-term debt. Management estimates that, as of May 1, 2010 and January 30, 2010, the fair value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximate their fair value due to the highly liquid or short-term nature of these instruments. The investments classified as short-term investments at May 2, 2009 are carried at fair value based on quoted market prices for such financial instruments. The fair values of current maturities of long-term debt at May 1, 2010 and of long-term debt at January 30, 2010 approximate their carrying amounts based upon terms available to us for borrowings with similar arrangements and remaining maturities.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Long-lived assets, such as property and equipment and identifiable intangibles with finite useful lives, are periodically evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the asset carrying amount exceeds its fair value, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset. The fair values of long-lived assets held-for-use are based on our own judgments about the assumptions that market participants would use in pricing the asset and on observable market data, when available. We classify these measurements as Level 3 within the fair value hierarchy. No impairment charges were recorded for the carrying value of long-lived assets during the first quarter of 2010.
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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
11. Supplemental Sales Information (in thousands)

	For the Quarter Ended
	May 1, 2010	May 2, 2009
Net sales:
Men’s tailored clothing product	$197,094	$191,767
Men’s non-tailored clothing product	145,701	142,659
Ladies clothing product	21,895	20,715
Corporate apparel and uniform product	3,681	3,921

Total clothing product	368,371	359,062

Tuxedo rental services	72,154	71,419

Alteration services	27,152	27,965
Retail dry cleaning services	5,789	5,688

Total alteration and other services	32,941	33,653

Total net sales	$473,466	$464,134

Net sales by brand:
MW (1)	$318,340	$310,923
K&G	98,260	104,516
Moores	47,396	39,086
MW Cleaners (2)	5,789	5,688
Twin Hill (3)	3,681	3,921

	$473,466	$464,134

(1)	MW includes Men’s Wearhouse and Men’s Wearhouse and Tux stores.

(2)	MW Cleaners is our retail dry cleaning and laundry facilities in Houston, Texas.

(3)	Twin Hill is our corporate apparel and uniform program.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     For supplemental information, it is suggested that “Management’s Discussion and Analysis of Financial Condition and Results of Operations” be read in conjunction with the corresponding section included in our Annual Report on Form 10-K for the year ended January 30, 2010. References herein to years are to our 52-week or 53-week fiscal year which ends on the Saturday nearest January 31 in the following calendar year. For example, references to “2010” mean the 52-week fiscal year ending January 29, 2011.
     The following table presents information with respect to retail apparel stores in operation during each of the respective fiscal periods:

			For the Year
	For the Quarter Ended		Ended
	May 1,	May 2,	January 30,
	2010	2009	2010
Stores open at beginning of period:	1,259	1,294	1,294
Opened	1	2	6
Closed	(8)	(12)	(41)

Stores open at end of period	1,252	1,284	1,259

Stores open at end of period:
U.S. —
Men’s Wearhouse	582	581	581
Men’s Wearhouse & Tux	447	478	454
K&G	106	108	107

	1,135	1,167	1,142

Canada —
Moores	117	117	117

	1,252	1,284	1,259

     We had revenues of $473.5 million and net earnings of $13.6 million for the quarter ended May 1, 2010, compared to revenues of $464.1 million and net earnings of $5.3 million for the quarter ended May 2, 2009. Although high unemployment levels and tight credit conditions in the U.S. continued into 2010, we increased our revenues by $9.3 million or 2.0% and our gross margin by $13.1 million or 7.0%. We closed eight stores (one K&G store and seven Men’s Wearhouse & Tux stores), of which seven had reached the end of their lease terms, and opened one Men’s Wearhouse store during the first quarter of 2010. We plan to continue our efforts to stimulate sales with discounts and other promotional events, to maintain our cost control efforts and to limit our capital expenditures.
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

Results of Operations
Quarter Ended May 1, 2010 and May 2, 2009
     The following table sets forth the Company’s results of operations expressed as a percentage of net sales for the periods indicated:

	For the Quarter Ended (1)
	May 1,	May 2,
	2010	2009
Net sales:
Clothing product	77.8%	77.4%
Tuxedo rental services	15.2	15.4
Alteration and other services	7.0	7.2

Total net sales	100.0%	100.0%
Cost of sales:
Clothing product, including buying and distribution costs	35.3	36.1
Tuxedo rental services	2.4	2.6
Alteration and other services	5.1	5.2
Occupancy costs	14.7	15.6

Total cost of sales	57.5	59.5

Gross margin	42.5	40.5
Selling, general and administrative expenses	37.9	38.6

Operating income	4.5	1.9
Interest income	0.0	0.1
Interest expense	(0.1)	(0.1)

Earnings before income taxes	4.5	1.9
Provision for income taxes	1.6	0.8

Net earnings	2.9%	1.1%

(1)	Percentage line items may not sum to totals due to the effect of rounding.
     The Company’s net sales increased $9.3 million, or 2.0%, to $473.5 million for the quarter ended May 1, 2010 as compared to the same prior year quarter. The increase was due mainly to a $9.3 million increase in clothing product revenues and is attributable to the following:

( in millions)	Amount Attributed to

$2.6	Increase in comparable sales
2.3	Increase from net sales of stores opened in 2009, relocated stores and expanded stores not yet included in comparable sales
(0.8)	Decrease in alteration services and other sales
(2.8)	Decrease in net sales resulting from stores closed
0.2	Increase in net sales from one new store opened in 2010
7.8	Increase in net sales resulting from change in U.S./Canadian dollar exchange rate

$9.3	Total
     Our comparable store sales (which are calculated by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period) increased 2.4% at Men’s Wearhouse as improved store traffic levels more than offset a decrease in units per transaction and a lower average transaction value. At Moores, comparable store sales increased a slight 0.2% due mainly to a higher average transaction value which offset a decrease in units per transaction and lower store traffic levels. At K&G, comparable store sales decreased 4.9% due mainly to a decrease in the average transaction value. Tuxedo rental service revenues as a percentage of total net sales decreased slightly from 15.4% in the first quarter of 2009 to 15.2% in the first quarter of 2010; however, in absolute dollars, tuxedo rental service revenues increased $0.7 million or 1.0% due mainly to a 2.5% increase in units rented, offset partially by lower average rental rates in the U.S.

The Company’s gross margin was as follows:

	For the Quarter Ended
	May 1,	May 2,
	2010	2009

Gross margin	$201,072	$187,989

Gross margin as a percentage of related sales:
Clothing product, including buying and distribution costs	54.6%	53.4%
Tuxedo rental services	84.3%	83.2%
Alteration and other services	26.9%	28.4%
Occupancy costs	(14.7)%	(15.6)%
Total	42.5%	40.5%
     Total gross margin increased 7.0% from the same prior year quarter to $201.1 million in the first quarter of 2010. As a percentage of sales, total gross margin increased from 40.5% in the first quarter of 2009 to 42.5% in the first quarter of 2010. This increase is due mainly to improved clothing product and tuxedo rental margins and a decrease from 15.6% in the first quarter of 2009 to 14.7% in the first quarter of 2010 for occupancy cost, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation. On an absolute dollar basis, occupancy cost decreased by $2.9 million or 4.0% from the first quarter of 2009 to the first quarter of 2010 primarily due to fewer open stores in 2010 and reduced depreciation following impairment charges taken in the fourth quarter of 2009. With respect to gross margin as a percentage of related sales, clothing product gross margin increased from 53.4% in first quarter 2009 to 54.6% in first quarter 2010 due primarily to different promotional offerings, as well as the mix of products on promotion, in 2010 compared to 2009 and lower product costs. The tuxedo rental services gross margin increased from 83.2% in first quarter 2009 to 84.3% in first quarter 2010 due mainly to a decrease in rental product retirement costs in 2010. The gross margin for alteration and other services decreased from 28.4% in first quarter 2009 to 26.9% in first quarter 2010 mainly as a result of decreased alteration sales associated with decreased suit unit sales in 2010.
     Selling, general and administrative expenses increased to $179.7 million in the first quarter of 2010 from $179.2 million in the first quarter of 2009, an increase of $0.4 million or 0.2%. As a percentage of sales, these expenses decreased from 38.6% in the first quarter of 2009 to 37.9% in the first quarter of 2010. The components of this 0.7% net decrease in SG&A expenses as a percentage of net sales and the related absolute dollar changes were as follows:

%	Attributed to

(0.4)
Decrease in advertising expense as a percentage of sales from 4.8% in the first quarter of 2009 to 4.4% in the first quarter of 2010. On an absolute dollar basis, advertising expense decreased $1.3 million.

(0.1)	Decrease in store salaries as a percentage of sales from 14.8% in the first quarter of 2009 to 14.7% in the first quarter of 2010. Store salaries on an absolute dollar basis increased $0.8 million.
(0.2)
Decrease in other SG&A expenses as a percentage of sales from 19.0% in the first quarter of 2009 to 18.8% in the first quarter of 2010. On an absolute dollar basis, other SG&A expenses increased $0.9 million.

(0.7)%	Total
     Interest expense decreased from $0.4 million in the first quarter of 2009 to $0.3 million in the first quarter of 2010 while interest income decreased from $0.3 million in the first quarter of 2009 to $34 thousand in the first quarter of 2010. Weighted average borrowings outstanding decreased from $61.9 million in the first quarter of 2009 to $45.4 million in the first quarter of 2010, and the weighted average interest rate on outstanding indebtedness decreased from 2.2% to 1.5%. The decrease in the weighted average borrowings and the weighted average interest rate was due to the repayment of our outstanding balance on our revolving credit facility of $25.0 million in the first quarter of 2009. The decrease in interest income was primarily attributable to a shift in our investments and lower interest rates for the first quarter of 2010 as compared to the first quarter of 2009.
     Our effective income tax rate was 35.8% for the first quarter of 2010 and 39.0% for the first quarter of 2009. The effective tax rate for the 2010 first quarter was higher than the statutory U.S. federal rate of 35% due mainly to state income taxes, offset partially by benefits resulting from the conclusion of certain income tax audits. The effective tax rate for the first quarter of 2009 was higher than the statutory U.S. federal rate due mainly to state income taxes.

     These factors resulted in net earnings of $13.6 million or 2.9% of net sales for the first quarter of 2010, compared with net earnings of $5.3 million or 1.1% of net sales for the first quarter of 2009.
Liquidity and Capital Resources
     At May 1, 2010, January 30, 2010 and May 2, 2009, cash and cash equivalents totaled $219.6 million, $186.0 million and $107.5 million, respectively. We had working capital of $463.9 million, $484.3 million and $383.6 million at May 1, 2010, January 30, 2010 and May 2, 2009, respectively, which included short-term investments of $17.7 million at May 2, 2009. We held no short-term investments at May 1, 2010 or January 30, 2010. Our primary sources of working capital are cash flows from operations and borrowings under our Credit Agreement. Historically, our working capital has been at its lowest level in January and February, and has increased through November as inventory buildup occurs in preparation for the fourth quarter selling season. The $20.4 million decrease in working capital at May 1, 2010 compared to January 30, 2010 resulted primarily from the current liability classification at quarter end of our Canadian debt of US$45.8 million due on February 10, 2011, offset partially by increased cash balances.
Credit Facilities
     Our Amended and Restated Credit Agreement (the “Credit Agreement”) with a group of banks, which was last amended on February 2, 2007, provides for a total senior secured revolving credit facility of $200.0 million, which can be expanded to $250.0 million upon additional lender commitments, that matures on February 11, 2012. The Credit Agreement also provided our Canadian subsidiaries with a senior secured term loan used to fund the repatriation of US$74.7 million of Canadian earnings in January 2006 under the American Jobs Creation Act of 2004. The Canadian term loan matures on February 10, 2011. The Credit Agreement is secured by the stock of certain of the Company’s subsidiaries. The Credit Agreement has several borrowing and interest rate options including the following indices: (i) an alternate base rate (equal to the greater of the prime rate or the federal funds rate plus 0.5%) or (ii) LIBO rate or (iii) CDO rate. Advances under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin up to 1.125%. The Credit Agreement also provides for fees applicable to unused commitments ranging from 0.100% to 0.175%. As of May 1, 2010, there was US$45.8 million outstanding under the Canadian term loan, with an effective interest rate of 1.2%, and no borrowings outstanding under the revolving credit facility.
     The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain certain financial ratios. The restrictive provisions in the Credit Agreement reflect an overall covenant structure that is generally representative of a commercial loan made to an investment-grade company. Our debt, however, is not rated, and we have not sought, and are not seeking, a rating of our debt. We were in compliance with the covenants in the Credit Agreement as of May 1, 2010.
     Conditions in the U.S. and global credit markets have made it difficult for many businesses to obtain financing on acceptable terms. If these market conditions continue or worsen, it may be more difficult for us to renew or increase our credit facility.
     We utilize letters of credit primarily to secure inventory purchases and as collateral for workers compensation claims. At May 1, 2010, letters of credit totaling approximately $11.6 million were issued and outstanding. Borrowings available under our Credit Agreement at May 1, 2010 were $188.4 million.
Cash flow activities
     Operating activities – Our primary source of operating cash flow is from sales to our customers. Our primary uses of cash include merchandise inventory and tuxedo rental product purchases, personnel related expenses, occupancy costs, advertising costs and income tax payments. Our operating activities provided net cash of $49.3 million for the first quarter of 2010, due mainly to net earnings, adjusted for non-cash charges, and an increase in accounts payable, accrued expenses and other current liabilities, offset by increases in tuxedo rental product and accounts receivable and a decrease in income taxes payable. During the first quarter of 2009, our operating activities provided net cash of $63.3 million, due mainly to net earnings, adjusted for non-cash charges, and increases in accounts payable, accrued expenses and other current liabilities and income taxes payable, offset by increases in tuxedo rental product and accounts receivable. The increase in accounts receivable in the first quarter of 2010 and 2009 was due mainly to the seasonal increase at quarter end for receivables from third-party credit card providers for prom and other tuxedo rentals. Tuxedo rental product increased in each of the periods to support the continued growth in our tuxedo rental business and, in 2009, to replenish and replace a portion of our tuxedo rental product offerings. The increase in accounts payable, accrued expenses and other current liabilities in the first quarter of 2009 was primarily due to the timing of vendor payments, increased amounts due for purchases of tuxedo rental product and the seasonal increase in tuxedo rental deposits, while the increase in income taxes payable was due to the timing and amounts of required tax payments and refunds received. The increase in accounts payable, accrued expenses and other current liabilities in the first quarter of 2010 was primarily due to the timing of vendor payments and the seasonal increase in tuxedo rental deposits, while the decrease in income taxes payable was due to the timing of required tax payments.
     Investing activities – Our cash outflows from investing activities are primarily for capital expenditures. During the first quarter of 2010 and 2009, our investing activities used net cash of $11.1 million and $15.0 million, respectively, for capital expenditures. Our capital expenditures relate to costs incurred for stores remodeled, relocated or opened during the period or under construction at the end of the period, infrastructure technology investments and office and distribution facility additions.
     Financing activities – Our cash outflows from financing activities consist primarily of cash dividend payments and debt payments, while cash inflows from financing activities consist primarily of proceeds from our revolving credit facility. During the first quarter of 2010, our financing activities used net cash of $6.0 million due mainly to cash dividends paid of $4.8 million. Our financing activities used net cash of $29.9 million for the first quarter of 2009, due mainly to payments on our revolving credit facility of $25.0 million and cash dividends paid of $3.7 million.
     Share repurchase program – In January 2006, the Board of Directors authorized a $100.0 million share repurchase program of our common stock. This authorization superceded any remaining previous authorizations. In August 2007, the Company’s Board of Directors approved a replenishment of the Company’s share repurchase program to $100 million by authorizing $90.3 million to be added to the remaining $9.7 million of the then current program. No shares were purchased under the August 2007 authorization during the first quarter of 2010 or 2009. At May 1, 2010, the remaining balance available under the August 2007 authorization was $44.3 million.
     For the quarter ended May 1, 2010, 7,134 shares at a cost of $0.1 million were repurchased at an average price per share of $20.24 in a private transaction to satisfy tax withholding obligations arising upon the vesting of certain restricted stock. For the quarter ended May 2, 2009, 7,292 shares at a cost of $0.1 million were repurchased at an average price per share of $12.29 in a private transaction to satisfy tax withholding obligations arising upon the vesting of certain restricted stock.
     Dividends – Cash dividends paid were approximately $4.8 million and $3.7 million for the quarter ended May 1, 2010 and May 2, 2009, respectively.
     In April 2010, our Board of Directors declared a quarterly cash dividend of $0.09 per share payable on June 25, 2010 to shareholders of record at close of business on June 15, 2010. The dividend payout is estimated to be approximately $4.8 million and is included in accrued expenses and other current liabilities on the condensed consolidated balance sheet as of May 1, 2010.
Future cash flow
     Current domestic and global economic conditions, including high unemployment levels and tightened credit markets, could negatively affect our future operating results as well as our existing cash and cash equivalents balances. In addition, conditions in the financial markets could limit our access to additional capital resources, if needed, and could increase associated costs. We believe based on our current business plan that our existing cash and cash flows from operations will be sufficient to fund our planned store openings, relocations and remodelings, other capital expenditures and operating cash requirements and that we will be able to maintain compliance with the covenants in our Credit Agreement for at least the next 12 months. In addition, as of May 1, 2010, borrowings available under our Credit Agreement were $188.4 million. However, current economic conditions are creating potential acquisition opportunities. If such acquisition opportunities develop, we may need to raise additional capital in order to complete such acquisitions and our Credit Agreement may need to be modified or expanded.

     As a substantial portion of our cash and cash equivalents, which are primarily U.S. treasuries and other interest bearing accounts, is held by four financial institutions (three U.S. and one Canadian), we are exposed to risk of loss in the event of failure of any of these parties. However, due to the creditworthiness of these financial institutions we anticipate full performance and access to our deposits and liquid investments.
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
     Interest Rate Risk
     We are also subject to market risk as a result of the outstanding balance of US$45.8 million under our Canadian term loan at May 1, 2010, which bears a variable interest rate (see Note 3 of Notes to Condensed Consolidated Financial Statements). An increase in market interest rates would increase our interest expense and our cash requirements for interest payments. For example, an average increase of 0.5% in the variable interest rate would increase our interest expense and payments by approximately $0.2 million. At May 1, 2010, there were no borrowings outstanding under our revolving credit facility.
     We also have exposure to market rate risk for changes in interest rates as those rates relate to our investment portfolio. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. As of May 1, 2010, we have highly liquid investments classified as cash equivalents in our condensed consolidated balance sheet. Future investment income earned on our cash equivalents will fluctuate in line with short-term interest rates.
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the fiscal quarter ended May 1, 2010. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended May 1, 2010 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Changes in Internal Controls over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended May 1, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (c) The following table presents information with respect to purchases of common stock of the Company made during the quarter ended May 1, 2010 as defined by Rule 10b-18(a)(3) under the Exchange Act:

			(c)
			Total	(d)
			Number of	Approximate
			Shares	Dollar Value of
			Purchased	Shares that
			as Part of	May Yet Be
	(a)	(b)	Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased	Per Share	Programs	Programs
				(In thousands)
	(1)			(2)

January 31, 2010 through February 27, 2010	7,134	$20.24	—	$44,319
February 28, 2010 through April 3, 2010	—	—	—	$44,319
April 4, 2010 through May 1, 2010	—	—	—	$44,319
Total	7,134	$20.24	—	$44,319

(1)	Represents restricted shares repurchased to satisfy tax withholding obligations arising upon the vesting of certain restricted shares.

(2)	Refer to Note 7 of Notes to Condensed Consolidated Financial Statements for information regarding our share repurchase program.

ITEM 6 — EXHIBITS
     (a) Exhibits.

Exhibit
Number		Exhibit Index
10.1	—	Forms of Deferred Stock Unit Award Agreement, Restricted Stock Award Agreement and Nonqualified Stock Option Award Agreement under The Men’s Wearhouse, Inc. 1996 Long-Term Incentive Plan (as amended and restated effective as of April 1, 2008) (filed herewith).

31.1	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

31.2	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).

32.1	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

32.2	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, The Men’s Wearhouse, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 10, 2010	THE MEN’S WEARHOUSE, INC.
	By	/s/ NEILL P. DAVIS
Neill P. Davis
Executive Vice President, Chief Financial Officer, Treasurer and Principal Financial Officer

EXHIBIT INDEX

Exhibit
Number		Exhibit Index
10.1	—	Forms of Deferred Stock Unit Award Agreement, Restricted Stock Award Agreement and Nonqualified Stock Option Award Agreement under The Men’s Wearhouse, Inc. 1996 Long-Term Incentive Plan (as amended and restated effective as of April 1, 2008) (filed herewith).

31.1	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

31.2	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).

32.1	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

32.2	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).