Form 10-Q
period 2010-07-31
MENS WEARHOUSE INC
filed 2010-09-09
CIK 884217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2010 or

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
Yes ☐. No ☑.
     The number of shares of common stock of the Registrant, par value $.01 per share, outstanding at September 3, 2010 was 52,683,462 excluding 18,118,736 shares classified as Treasury Stock.

REPORT INDEX

Part and Item No.	Page No.
PART I — Financial Information

Item 1 — Condensed Consolidated Financial Statements

General Information	1

Condensed Consolidated Balance Sheets as of July 31, 2010 (unaudited), August 1, 2009 (unaudited) and January 30, 2010	2

Condensed Consolidated Statements of Earnings for the Three and Six Months Ended July 31, 2010 (unaudited) and August 1, 2009 (unaudited)	3

Condensed Consolidated Statements of Cash Flows for the Six Months Ended July 31, 2010 (unaudited) and August 1, 2009 (unaudited)	4

Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3 — Quantitative and Qualitative Disclosures about Market Risk	24

Item 4 — Controls and Procedures	24

PART II — Other Information

Item 1 — Legal Proceedings	25

Item 1A— Risk Factors	25

Item 6 — Exhibits	26

SIGNATURES	26
EX-4.1
EX-4.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

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
     Forward-looking statements are not guarantees of future performance and a variety of factors could cause actual results to differ materially from the anticipated or expected results expressed in or suggested by these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, actions by governmental entities, domestic and international economic activity and inflation, our successful execution of internal operating plans and new store and new market expansion plans, including successful integration of acquisitions, performance issues with key suppliers, disruption in buying trends due to homeland security concerns, severe weather, foreign currency fluctuations, government export and import policies, aggressive advertising or marketing activities of competitors and legal proceedings. Future results will also be dependent upon our ability to continue to identify and complete successful expansions and penetrations into existing and new markets and our ability to integrate such expansions with our existing operations. Refer to “Risk Factors” in our Annual Report on Form 10-K for the year ended January 30, 2010 and Item 1A contained in Part II of this Quarterly Report on Form 10-Q for a more complete discussion of these and other factors that might affect our performance and financial results. These forward-looking statements are intended to relay the Company’s expectations about the future, and speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.
PART I. FINANCIAL INFORMATION
ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GENERAL INFORMATION
     The condensed consolidated financial statements herein include the accounts of The Men’s Wearhouse, Inc. and its subsidiaries and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. As applicable under such regulations, certain information and footnote disclosures have been condensed or omitted. We believe that the presentation and disclosures herein are adequate to make the information not misleading, and the condensed consolidated financial statements reflect all elimination entries and normal adjustments which are necessary for a fair statement of the results for the three and six months ended July 31, 2010 and August 1, 2009.
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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 31,	August 1,	January 30,
	2010	2009	2010
	(Unaudited)	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$281,500	$144,449	$186,018
Short-term investments	—	19,490	—
Accounts receivable, net	19,066	17,129	16,745
Inventories	416,377	430,777	431,492
Other current assets	61,762	51,876	74,075

Total current assets	778,705	663,721	708,330

PROPERTY AND EQUIPMENT, net	333,133	375,595	344,746

TUXEDO RENTAL PRODUCT, net	91,690	107,848	102,479
GOODWILL	60,449	59,266	59,414
OTHER ASSETS, net	22,850	16,466	17,137

TOTAL	$1,286,827	$1,222,896	$1,232,106

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$82,163	$78,918	$83,052
Accrued expenses and other current liabilities	129,971	115,488	117,047
Income taxes payable	7,589	19,276	23,936
Current maturities of long-term debt	45,226	—	—

Total current liabilities	264,949	213,682	224,035

LONG-TERM DEBT	—	43,161	43,491

DEFERRED TAXES AND OTHER LIABILITIES	64,402	63,289	62,236

Total liabilities	329,351	320,132	329,762

COMMITMENTS AND CONTINGENCIES (Note 3 and Note 11)

SHAREHOLDERS’ EQUITY:
Preferred stock	—	—	—
Common stock	708	703	705
Capital in excess of par	332,677	319,029	327,742
Retained earnings	1,000,553	961,670	953,986
Accumulated other comprehensive income	36,308	33,988	32,537
Treasury stock, at cost	(412,770)	(412,626)	(412,626)

Total shareholders’ equity	957,476	902,764	902,344

TOTAL	$1,286,827	$1,222,896	$1,232,106

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
Net sales:
Clothing product	$362,228	$364,302	$730,599	$723,364
Tuxedo rental services	142,462	129,567	214,616	200,986
Alteration and other services	32,299	32,339	65,240	65,992

Total net sales	536,989	526,208	1,010,455	990,342

Cost of sales:
Clothing product, including buying and distribution costs	161,121	170,187	328,434	337,644
Tuxedo rental services	22,036	21,475	33,362	33,507
Alteration and other services	24,446	23,690	48,510	47,780
Occupancy costs	69,803	73,068	139,494	145,634

Total cost of sales	277,406	288,420	549,800	564,565

Gross margin	259,583	237,788	460,655	425,777

Selling, general and administrative expenses	191,168	173,896	370,818	353,109

Operating income	68,415	63,892	89,837	72,668

Interest income	46	231	80	489
Interest expense	(321)	(231)	(580)	(649)

Earnings before income taxes	68,140	63,892	89,337	72,508

Provision for income taxes	25,620	24,407	33,209	27,767

Net earnings	$42,520	$39,485	$56,128	$44,741

Net earnings per common share (Note 2):
Basic	$0.80	$0.75	$1.06	$0.85

Diluted	$0.80	$0.75	$1.05	$0.85

Weighted average common shares outstanding (Note 2):
Basic	52,648	52,112	52,533	52,004

Diluted	52,806	52,255	52,717	52,105

Cash dividends declared per common share	$0.09	$0.07	$0.18	$0.14

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended
	July 31,	August 1,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$56,128	$44,741
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	36,885	43,881
Tuxedo rental product amortization	20,812	22,089
Loss on disposition of assets	209	1,750
Asset impairment charges	162	—
Deferred rent expense	1,681	892
Share-based compensation	5,723	5,159
Excess tax benefits from share-based plans	(780)	(42)
Deferred tax provision (benefit)	3,958	(8,135)
Increase in accounts receivable	(2,263)	(631)
Decrease in inventories	17,165	15,460
Increase in tuxedo rental product	(9,276)	(30,816)
Decrease in other assets	1,971	24,755
Increase (decrease) in accounts payable, accrued expenses and other current liabilities	13,485	(27,682)
Increase (decrease) in income taxes payable	(15,402)	19,984
Decrease in other liabilities	(170)	(1,276)

Net cash provided by operating activities	130,288	110,129

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(25,865)	(28,757)
Other investing activities	23	—

Net cash used in investing activities	(25,842)	(28,757)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,321	1,051
Payments on revolving credit facility	—	(25,000)
Cash dividends paid	(9,535)	(7,344)
Tax payments related to vested deferred stock units	(2,656)	(1,630)
Excess tax benefits from share-based plans	780	42
Purchase of treasury stock	(144)	(90)

Net cash used in financing activities	(10,234)	(32,971)

Effect of exchange rate changes	1,270	8,636

INCREASE IN CASH AND CASH EQUIVALENTS	95,482	57,037
Balance at beginning of period	186,018	87,412

Balance at end of period	$281,500	$144,449

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
     Recent Accounting Guidance — In January 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that expands the required disclosures about fair value measurements. This guidance provides for new disclosures requiring the Company to (a) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (b) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements. This guidance also provides clarification of existing disclosures requiring the Company to (i) determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type and (ii) for each class of assets and liabilities, disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements. We adopted this guidance effective January 31, 2010, except for the presentation of purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements, which will be effective for fiscal years beginning after December 15, 2010. The adoption of the first phase of this guidance did not have a material impact to our financial position, results of operations or cash flows.
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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	For the Three Months		For the Six Months
	Ended		Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
Numerator
Net earnings	$42,520	$39,485	$56,128	$44,741
Net earnings allocated to participating securities (restricted stock and deferred stock units)	(397)	(388)	(518)	(442)

Net earnings available to common shareholders	$42,123	$39,097	$55,610	$44,299

Denominator
Basic weighted average common shares outstanding	52,648	52,112	52,533	52,004
Effect of dilutive securities:
Stock options and equity-based compensation	158	143	184	101

Diluted weighted average common shares outstanding	52,806	52,255	52,717	52,105

Net earnings per common share:
Basic	$0.80	$0.75	$1.06	$0.85

Diluted	$0.80	$0.75	$1.05	$0.85

     For the three and six months ended July 31, 2010, 1.0 million and 0.9 million anti-dilutive stock options were excluded from the calculation of diluted earnings per common share, respectively. For the three and six months ended August 1, 2009, 1.0 million and 1.2 million anti-dilutive stock options were excluded from the calculation of diluted earnings per common share, respectively.
3. Debt
     Our Amended and Restated Credit Agreement (the “Credit Agreement”) with a group of banks, which was last amended on February 2, 2007, provides for a total senior secured revolving credit facility of $200.0 million, which can be expanded to $250.0 million upon additional lender commitments, that matures on February 11, 2012. The Credit Agreement also provided our Canadian subsidiaries with a secured term loan used to fund the repatriation of US$74.7 million of Canadian earnings in January 2006 under the American Jobs Creation Act of 2004. The Canadian term loan matures on February 10, 2011. The Credit Agreement is secured by the stock of certain of the Company’s subsidiaries. The Credit Agreement has several borrowing and interest rate options including the following indices: (i) an alternate base rate (equal to the greater of the prime rate or the federal funds rate plus 0.5%) or (ii) LIBO rate or (iii) CDO rate. Advances under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin up to 1.125%. The Credit Agreement also provides for fees applicable to unused commitments ranging from 0.100% to 0.175%. As of July 31, 2010, there was US$45.2 million outstanding under the Canadian term loan with an effective interest rate of 1.6%, and no borrowings outstanding under the revolving credit facility.
     The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain certain financial ratios. The restrictive provisions in the Credit Agreement reflect an overall covenant structure that is generally representative of a commercial loan made to an investment-grade company. Our debt, however, is not rated, and we have not sought, and are not seeking, a rating of our debt. We were in compliance with the covenants in the Credit Agreement as of July 31, 2010.
     Conditions in the U.S. and global credit markets have made it difficult for many businesses to obtain financing on acceptable terms. If these market conditions continue or worsen, it may be more difficult for us to renew or increase our credit facility.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     We utilize letters of credit primarily to secure inventory purchases and as collateral for workers compensation claims. At July 31, 2010, letters of credit totaling approximately $11.6 million were issued and outstanding. Borrowings available under our Credit Agreement at July 31, 2010 were $188.4 million.
4. Comprehensive Income and Supplemental Cash Flows
     Our comprehensive income is as follows (in thousands):

	For the Three Months		For the Six Months
	Ended		Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
Net earnings	$42,520	$39,485	$56,128	$44,741
Change in derivative fair value, net of tax	94	—	94	—
Currency translation adjustments, net of tax	(1,090)	14,933	3,677	19,696

Comprehensive income	$41,524	$54,418	$59,899	$64,437

     Supplemental disclosure of cash flow information is as follows (in thousands):

	For the Six Months
	Ended
	July 31,	August 1,
	2010	2009
Cash paid (received) during the six months for:
Interest	$480	$566
Income taxes, net	44,081	(3,558)

Schedule of noncash investing and financing activities:
Tax benefit (deficiency) related to share-based plans	550	(952)
Cash dividends declared	4,779	3,680
     We had unpaid capital expenditure purchases accrued in accounts payable, accrued expenses and other current liabilities of approximately $3.1 million and $3.9 million at July 31, 2010 and August 1, 2009, respectively. Capital expenditure purchases are recorded as cash outflows from investing activities in the condensed consolidated statement of cash flows in the period they are paid.
5. Goodwill and Other Intangible Assets
     Changes in the net carrying amount of goodwill for the year ended January 30, 2010 and for the six months ended July 31, 2010 are as follows (in thousands):

Balance, January 31, 2009	$57,561
Translation adjustment	3,330
Adjustment for excess of tax deductible goodwill	(1,477)

Balance, January 30, 2010	$59,414
Translation adjustment	1,035

Balance, July 31, 2010	$60,449

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Goodwill is evaluated for impairment annually as of our fiscal year end. A more frequent evaluation is performed if events or circumstances indicate that impairment could have occurred. Such events or circumstances could include, but are not limited to, new significant negative industry or economic trends, unanticipated changes in the competitive environment, decisions to significantly modify or dispose of operations and a significant sustained decline in the market price of our stock. No additional impairment evaluation was considered necessary during the first six months of 2010.
     The gross carrying amount and accumulated amortization of our other intangibles, which are included in other assets in the accompanying condensed consolidated balance sheet, are as follows (in thousands):

	July 31,	August 1,	January 30,
	2010	2009	2010
Trademarks, tradenames, favorable leases and other intangibles	$13,932	$16,991	$15,305
Accumulated amortization	(11,428)	(10,576)	(11,018)

Net total	$2,504	$6,415	$4,287

     The pretax amortization expense associated with intangible assets totaled approximately $0.6 million and $1.3 million for the six months ended July 31, 2010 and August 1, 2009, respectively and approximately $2.2 million for the year ended January 30, 2010. Pretax amortization associated with intangible assets at July 31, 2010 is estimated to be $0.5 million for the remainder of fiscal year 2010, $0.5 million for fiscal year 2011, $0.4 million for fiscal year 2012, $0.3 million for fiscal year 2013 and $0.2 million for fiscal year 2014.
6. Other Assets, Accrued Expenses and Other Current Liabilities and Deferred Taxes and Other Liabilities
Other current assets consist of the following (in thousands):

	July 31,	August 1,	January 30,
	2010	2009	2010
Prepaid expenses	$29,695	$25,691	$30,896
Current deferred tax asset	26,945	16,549	37,751
Income taxes receivable	174	5,339	1,309
Other	4,948	4,297	4,119

Total other current assets	$61,762	$51,876	$74,075

Accrued expenses and other current liabilities consist of the following (in thousands):

Accrued salary, bonus, sabbatical and vacation	$32,125	$31,152	$40,032
Sales, payroll and property taxes payable	19,251	14,385	12,524
Unredeemed gift certificates	12,590	13,025	14,980
Accrued workers compensation and medical costs	16,731	16,157	17,484
Tuxedo rental deposits	26,021	22,228	9,523
Cash dividends declared	4,779	3,680	4,753
Loyalty program reward certificates	6,427	5,635	6,342
Other	12,047	9,226	11,409

Total accrued expenses and other current liabilities	$129,971	$115,488	$117,047

Deferred taxes and other liabilities consist of the following (in thousands):

Deferred rent and landlord incentives	$46,703	$44,223	$44,656
Non-current deferred and other income tax liabilities	11,209	12,506	10,976
Other	6,490	6,560	6,604

Total deferred taxes and other liabilities	$64,402	$63,289	$62,236

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
7. Treasury Stock
     As of July 31, 2010, we had 18,118,736 shares held in treasury stock. The change in our treasury shares for the year ended January 30, 2010 and for the six months ended July 31, 2010 is provided below:

Treasury
Shares
Balance, January 31, 2009	18,104,310
Purchases of treasury stock	7,292

Balance, January 30, 2010	18,111,602
Purchases of treasury stock	7,134

Balance, July 31, 2010	18,118,736

     In January 2006, the Board of Directors authorized a $100.0 million share repurchase program of our common stock. This authorization superceded any remaining previous authorizations. In August 2007, the Company’s Board of Directors approved a replenishment of the Company’s share repurchase program to $100 million by authorizing $90.3 million to be added to the remaining $9.7 million of the then current program. No shares were purchased under the August 2007 authorization during the first six months of 2010 or 2009. At July 31, 2010, the remaining balance available under the August 2007 authorization was $44.3 million.
     During the six months ended July 31, 2010, 7,134 shares at a cost of $0.1 million were repurchased at an average price per share of $20.24 in a private transaction to satisfy tax withholding obligations arising upon the vesting of certain restricted stock. During the six months ended August 1, 2009, 7,292 shares at a cost of $0.1 million were repurchased at an average price per share of $12.29 in a private transaction to satisfy tax withholding obligations arising upon the vesting of certain restricted stock.
8. Share-Based Compensation Plans
     We maintain several equity plans under which we may grant stock options, stock appreciation rights, restricted stock, deferred stock units and performance based awards to full-time key employees and non-employee directors. We account for share-based awards in accordance with the FASB standard regarding share-based payments, which requires the compensation cost resulting from all share-based payment transactions be recognized in the financial statements. The amount of compensation cost is measured based on the grant-date fair value of the instrument issued and is recognized over the vesting period. Share-based compensation expense recognized for the three and six months ended July 31, 2010 was $3.1 million and $5.7 million, respectively. Share-based compensation expense recognized for the three and six months ended August 1, 2009 was $2.4 million and $5.2 million, respectively.
     Stock Options
     The following table summarizes stock option activity for the six months ended July 31, 2010:

		Weighted-
		Average
		Exercise
	Shares	Price
Outstanding at January 30, 2010	1,642,905	$20.29
Granted	50,000	18.79
Exercised	(20,745)	15.35
Expired	(5,374)	20.89

Outstanding at July 31, 2010	1,666,786	$20.30

Exercisable at July 31, 2010	802,608	$18.47

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The weighted-average grant date fair value of the 50,000 stock options granted during the six months ended July 31, 2010 was $8.27 per share. The following table summarizes the weighted average assumptions used to fair value stock options at the date of grant using the Black-Scholes option pricing model for the three and six months ended July 31, 2010:

	For the Three	For the Six
	Months Ended	Months Ended
	July 31,	July 31,
	2010	2010
Risk-free interest rate	1.80%	1.80%
Expected lives	5.0 years	5.0 years
Dividend yield	1.65%	1.65%
Expected volatility	57.03%	57.03%
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
     As of July 31, 2010, we have unrecognized compensation expense related to nonvested stock options of approximately $5.9 million which is expected to be recognized over a weighted average period of 3.0 years.
     Restricted Stock and Deferred Stock Units
     The following table summarizes restricted stock and deferred stock unit activity for the six months ended July 31, 2010:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 30, 2010	506,133	$22.35
Granted	328,978	23.96
Vested (1)	(327,945)	21.19
Forfeited	(3,175)	22.73

Nonvested at July 31, 2010	503,991	$24.15

(1)	Includes 104,839 shares relinquished for tax payments related to vested deferred stock units for the six months ended July 31, 2010.
     During the six months ended July 31, 2010, 14,058 restricted stock shares and 314,920 deferred stock units were granted and 19,360 restricted stock shares and 308,585 deferred stock units vested. No shares of restricted stock were forfeited during the six months ended July 31, 2010. Total nonvested shares of 503,991 at July 31, 2010 include 63,196 nonvested restricted stock shares.
     As of July 31, 2010, we have unrecognized compensation expense related to nonvested restricted stock shares and deferred stock units of approximately $8.5 million which is expected to be recognized over a weighted average period of 1.2 years.

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
     During the six months ended July 31, 2010, employees purchased 59,604 shares under the ESDP, which had a weighted-average share price of $16.83 per share. As of July 31, 2010, 1,117,896 shares were reserved for future issuance under the ESDP.
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
     Effective January 31, 2010, we adopted enhanced disclosure requirements for fair value measurements. There were no transfers into or out of Level 1 and Level 2 during the three and six months ended July 31, 2010.
     Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

Fair Value Measurements at Reporting Date Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Instruments	Inputs	Inputs
(in thousands)	July 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative financial instruments	$155	$—	$155	$—

Liabilities:
Derivative financial instruments	$60	$—	$60	$—

     Derivative financial instruments are comprised of foreign currency forward exchange contracts primarily entered into to minimize our foreign currency exposure related to forecasted purchases of certain inventories denominated in a foreign currency (primarily the Euro). Our derivative financial instruments are recorded in the condensed consolidated balance sheets at fair value based upon observable market inputs. Derivative financial instruments in an asset position are included within other current assets in the condensed consolidated balance sheets. Derivative financial instruments in a liability position are included within accrued expenses and other current liabilities in the condensed consolidated balance sheets. Refer to Note 10 for further information regarding our derivative instruments.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     At August 1, 2009, we had highly liquid investments of $19.5 million classified as short-term investments included in our condensed consolidated balance sheet. The carrying amount of these instruments approximates fair value and is based on quoted market prices at the reporting date and is considered a Level 1 fair value measurement within the fair value hierarchy. We had no financial liabilities measured at fair value on a recurring basis at August 1, 2009. At January 30, 2010, we had no financial assets or liabilities measured at fair value on a recurring basis.
     Assets and Liabilities that are Measured at Fair Value on a Non-Recurring Basis
     Long-lived assets, such as property and equipment and identifiable intangibles with finite useful lives, are periodically evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the asset carrying amount exceeds its fair value, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset. The fair values of long-lived assets held-for-use are based on our own judgments about the assumptions that market participants would use in pricing the asset and on observable market data, when available. We classify these measurements as Level 3 within the fair value hierarchy. For the three and six months ended July 31, 2010, we recorded charges for the impairment of long-lived assets of $0.2 million which is included within “Selling, general and administrative expenses” in our condensed consolidated statement of earnings. The asset impairment charges reduced the carrying amounts of the applicable long-lived assets to their fair values of $0.2 million as of July 31, 2010. No asset impairment charges were recorded for the three and six months ended August 1, 2009.
     Fair Value of Financial Instruments
     Our financial instruments, other than those presented in the disclosures above, consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, current maturities of long-term debt and long-term debt. Management estimates that, as of July 31, 2010, August 1, 2009 and January 30, 2010 the fair value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximate their fair value due to the highly liquid or short-term nature of these instruments. The fair values of current maturities of long-term debt at July 31, 2010 and of long-term debt at August 1, 2009 and January 30, 2010 approximate their carrying amounts based upon terms available to us for borrowings with similar arrangements and remaining maturities.
10. Derivative Financial Instruments
     In connection with our direct sourcing program, we may enter into purchase commitments that are denominated in a foreign currency (primarily the Euro). Our policy is to enter into foreign currency forward exchange contracts to minimize foreign currency exposure related to forecasted purchases of certain inventories. In accordance with the guidance for derivatives and hedging instruments, such contracts have been designated as and accounted for as cash flow hedges. The settlement terms of the forward contracts, including amount, currency and maturity, correspond with payment terms for the merchandise inventories. The effective portion of the gain or loss on the derivative financial instruments is reported as a component of accumulated other comprehensive income and is recognized in income in the period which approximates the time when the underlying transaction occurs. Gains and losses on the derivative financial instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness, if any, are reported in earnings immediately. Our derivative financial instruments are recorded in the condensed consolidated balance sheet at fair value determined by comparing the cost of the foreign currency to be purchased under the contracts using the exchange rates obtained under the contracts (adjusted for forward points) to the hypothetical cost using the spot rate at quarter end. Refer to Note 9 for further information regarding fair value measurements of our derivative instruments.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     At July 31, 2010, we had three contracts maturing in varying increments to purchase an aggregate notional amount of $2.9 million in foreign currency, maturing at various dates through March 2011. No contracts were held at August 1, 2009 or January 30, 2010. No amounts were recorded in our results of operations for the six months ended July 31, 2010 as a result of hedge ineffectiveness, hedge components excluded from the assessment of effectiveness or the discontinuance of cash flow hedges because the forecasted transactions were no longer probable. As of July 31, 2010, accumulated other comprehensive income included an unrealized gain of approximately $0.1 million, net of tax, of which an immaterial amount is estimated will be recognized as a reduction to cost of sales over the next 12 months at the then current values on a pre-tax basis, which may differ from the current quarter-end values. Additionally, no amounts were reclassified from accumulated other comprehensive income to earnings for the six months ended July 31, 2010.
     We had no derivative financial instruments with credit-risk-related contingent features underlying the agreements as of July 31, 2010.
11. Legal Matters
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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
12. Supplemental Sales Information (in thousands)

	For the Three Months Ended		For the Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Net sales:
Men’s tailored clothing product	$194,190	$197,774	$391,284	$389,541
Men’s non-tailored clothing product	145,206	145,981	290,907	288,640
Ladies clothing product	18,203	17,762	40,098	38,477
Corporate apparel uniform product	4,629	2,785	8,310	6,706

Total clothing product	362,228	364,302	730,599	723,364

Tuxedo rental services	142,462	129,567	214,616	200,986

Alteration services	26,421	26,788	53,573	54,753
Retail dry cleaning services	5,878	5,551	11,667	11,239

Total alteration and other services	32,299	32,339	65,240	65,992

Total net sales	$536,989	$526,208	$1,010,455	$990,342

Net sales by brand:
MW (1)	$367,354	$359,039	$685,694	$669,962
K&G	87,578	93,597	185,838	198,113
Moores	71,550	65,236	118,946	104,322
MW Cleaners (2)	5,878	5,551	11,667	11,239
Twin Hill (3)	4,629	2,785	8,310	6,706

Total net sales	$536,989	$526,208	$1,010,455	$990,342

(1)	MW includes Men’s Wearhouse and Men’s Wearhouse and Tux stores.

(2)	MW Cleaners is our retail dry cleaning and laundry facilities in Houston, Texas.

(3)	Twin Hill is our corporate apparel and uniform program.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
13. Subsequent Events
     On August 6, 2010, subsequent to the end of our 2010 second quarter, we acquired Dimensions Clothing Limited (“Dimensions”) and certain assets of Alexandra plc (“Alexandra”), two leading providers of corporate clothing uniforms and workwear in the United Kingdom, for a total cash consideration of approximately £61 million (US$97.8 million). The acquisition of Dimensions and certain assets of Alexandra will expand our corporate apparel operations. The combined businesses are organized under a UK-based holding company, of which the Company controls 86% and certain existing shareholders of Dimensions control 14%. The Company has the right to acquire the remaining outstanding shares of the UK-based holding company in the future on the terms set forth in the Investment, Shareholders’ and Stock Purchase Agreement. The cash consideration of £61 million (US$97.8 million) was funded through the Company’s cash on hand. Given the recent timing of this acquisition, we have not completed the initial accounting for the Dimensions and Alexandra business combination and we have not made certain disclosures. These disclosures include the fair value of assets acquired and liabilities assumed, intangible asset classifications, and pro-forma information. The initial accounting and related disclosures required for business combinations will be made in a subsequent filing.
     In late August 2010, a decision was made by management to cease tuxedo rental distribution operations at four of the ten U.S. facilities that we currently use for that purpose. The tuxedo rental distribution operations at these four facilities will cease in November 2010 and will be assumed by the remaining U.S. tuxedo distribution facilities, which will allow us to perform tuxedo rental distribution requirements more cost effectively. Three of the facilities will be converted to hub locations that redistribute tuxedo rental units and retail apparel merchandise to our Men’s Wearhouse, Men’s Wearhouse and Tux and K&G stores within limited geographic areas. We expect the total pre-tax charge to be incurred in ceasing tuxedo rental distribution operations at these four facilities to be approximately $3.4 million, which consists primarily of severance payments, the write-off of fixed assets and facility remediation costs. We also estimate that approximately $1.6 million of the charge will result in future cash expenditures.
     On September 1, 2010, the Company assigned its rights to receive an aggregate of $2.6 million of the proceeds from life insurance policies on the life of George Zimmer to Mr. Zimmer and a trust for the benefit of Mr. Zimmer in exchange for a cash payment of $2.6 million from Mr. Zimmer. The Company acquired the right to receive a portion of the proceeds from the life insurance policies as a result of paying premiums in the amount of $2.6 million on the policies. All such premium payments were made by the Company prior to 2003.

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
     The following table presents information with respect to retail apparel stores in operation during each of the respective fiscal periods:

	For the Three Months		For the Six Months		For the Year
	Ended		Ended		Ended
	July 31,	August 1,	July 31,	August 1,	January 30,
	2010	2009	2010	2009	2010
Stores open at beginning of period:	1,252	1,284	1,259	1,294	1,294
Opened	3	1	4	3	6
Closed	(16)	(7)	(24)	(19)	(41)

Stores open at end of period	1,239	1,278	1,239	1,278	1,259

Stores open at end of period:
U.S. —
Men’s Wearhouse	584	580	584	580	581
Men’s Wearhouse & Tux	434	473	434	473	454
K&G	104	108	104	108	107

	1,122	1,161	1,122	1,161	1,142
Canada —
Moores	117	117	117	117	117

	1,239	1,278	1,239	1,278	1,259

     We had revenues of $537.0 million and net earnings of $42.5 million for the three months ended July 31, 2010, compared to revenues of $526.2 million and net earnings of $39.5 million for the three months ended August 1, 2009. We had revenues of $1,010.5 million and net earnings of $56.1 million for the six months ended July 31, 2010, compared to revenues of $990.3 million and net earnings of $44.7 million for the six months ended August 1, 2009. Although high unemployment levels and tight credit conditions in the U.S. continued in 2010, we increased our revenues by $10.8 million or 2.0% and our gross margin by $21.8 million or 9.2% for the second quarter of 2010, and for the six months ended July 31, 2010, we increased our revenues by $20.1 million or 2.0% and our gross margin by $34.9 million or 8.2%. We closed 24 stores (one Men’s Wearhouse store, three K&G stores and 20 Men’s Wearhouse & Tux stores), of which 16 had reached the end of their lease terms, and opened four Men’s Wearhouse stores during the first six months of 2010. We plan to continue our efforts to stimulate sales with discounts and other promotional events, to maintain our cost control efforts and to limit our capital expenditures.
     On August 6, 2010, subsequent to the end of our 2010 second quarter, we acquired Dimensions Clothing Limited (“Dimensions”) and certain assets of Alexandra plc (“Alexandra”), two leading providers of corporate clothing uniforms and workwear in the United Kingdom, for a total cash consideration of approximately £61 million (US$97.8 million). The acquisition of Dimensions and certain assets of Alexandra will expand our corporate apparel operations. The combined businesses are organized under a UK-based holding company, of which the Company controls 86% and certain existing shareholders of Dimensions control 14%. The Company has the right to acquire the remaining outstanding shares of the UK-based holding company in the future on the terms set forth in the Investment, Shareholders’ and Stock Purchase Agreement. The cash consideration of £61 million (US$97.8 million) was funded through the Company’s cash on hand.

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
Results of Operations
Three Months Ended July 31, 2010 compared to Three Months Ended August 1, 2009
     The following table sets forth the Company’s results of operations expressed as a percentage of net sales for the periods indicated:

	For the Three Months
	Ended (1)
	July 31,	August 1,
	2010	2009
Net sales:
Clothing product	67.5%	69.2%
Tuxedo rental services	26.5	24.6
Alteration and other services	6.0	6.2

Total net sales	100.0%	100.0%
Cost of sales:
Clothing product, including buying and distribution costs	30.0	32.3
Tuxedo rental services	4.1	4.1
Alteration and other services	4.6	4.5
Occupancy costs	13.0	13.9

Total cost of sales	51.7	54.8

Gross margin	48.3	45.2
Selling, general and administrative expenses	35.6	33.1

Operating income	12.7	12.1
Interest income	0.0	0.0
Interest expense	(0.1)	(0.0)

Earnings before income taxes	12.7	12.1
Provision for income taxes	4.8	4.6

Net earnings	7.9%	7.5%

(1)	Percentage line items may not sum to totals due to the effect of rounding.
     The Company’s net sales increased $10.8 million, or 2.0%, to $537.0 million for the quarter ended July 31, 2010 as compared to the same prior year quarter. The increase was due mainly to a $12.9 million increase in tuxedo rental service revenues, offset partially by a $2.1 million decrease in clothing product revenues, and is attributable to the following:

(in millions)	Amount Attributed to
$5.3	Increase in comparable sales.
2.3	Increase from net sales of stores opened in 2009, relocated stores and expanded stores not yet included in comparable sales.
(0.4)	Decrease in alteration services sales.
2.6	Increase in corporate apparel and other sales.
(5.0)	Decrease in net sales resulting from stores closed.
0.5	Increase in net sales from 4 new stores opened in 2010.
5.5	Increase in net sales resulting from change in U.S./Canadian dollar exchange rate.

$10.8	Total
     Our comparable store sales (which are calculated by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period) increased 2.7% at Men’s Wearhouse due mainly to continued unit growth in our tuxedo rental services business which offset lower clothing product sales caused mainly by a decrease in units per transaction and lower store traffic levels. At Moores, comparable store sales increased a slight 0.6% due mainly to continued unit growth in our tuxedo rental services business which offset lower clothing product sales caused mainly by a decrease in units per transaction. At K&G, comparable store sales decreased 4.6% due mainly to a decrease in the average transaction value. Tuxedo rental service revenues as a percentage of total net sales increased from 24.6% in the second quarter of 2009 to 26.5% in the second quarter of 2010; in absolute dollars, tuxedo rental service revenues increased $12.9 million or 10.0% due mainly to a 7.0% increase in units rented, offset partially by lower average rental rates in the U.S. Exchange rate changes from a stronger Canadian dollar also caused total sales for the second quarter of 2010 to be $5.5 million more than the comparable prior year sales.
     The Company’s gross margin was as follows:

	For the Three Months
	Ended
	July 31,	August 1,
	2010	2009
Gross margin (in thousands)	$259,583	$237,788

Gross margin as a percentage of related sales:
Clothing product, including buying and distribution costs	55.5%	53.3%
Tuxedo rental services	84.5%	83.4%
Alteration and other services	24.3%	26.7%
Occupancy costs	(13.0)%	(13.9)%
Total gross margin	48.3%	45.2%
     Total gross margin increased 9.2% from the same prior year quarter to $259.6 million in the second quarter of 2010. As a percentage of sales, total gross margin increased from 45.2% in the second quarter of 2009 to 48.3% in the second quarter of 2010. This increase is due mainly to improved clothing product and tuxedo rental margins and a decrease from 13.9% in the second quarter of 2009 to 13.0% in the second quarter of 2010 for occupancy cost, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation. On an absolute dollar basis, occupancy cost decreased by $3.3 million or 4.5% from the second quarter of 2009 to the second quarter of 2010 primarily due to fewer open stores in 2010 and reduced depreciation following impairment charges taken in the fourth quarter of 2009. With respect to gross margin as a percentage of related sales, clothing product gross margin increased from 53.3% in second quarter 2009 to 55.5% in second quarter 2010 due primarily to different promotional offerings, as well as the mix of products on promotion, in 2010 compared to 2009 and lower product costs. The tuxedo rental services gross margin increased from 83.4% in second quarter 2009 to 84.5% in second quarter 2010 due mainly to a decrease in rental product retirement costs in 2010. The gross margin for alteration and other services decreased from 26.7% in second quarter 2009 to 24.3% in second quarter 2010 mainly as a result of decreased alteration sales associated with decreased suit unit sales in 2010.
     Selling, general and administrative expenses increased to $191.2 million in the second quarter of 2010 from $173.9 million in the second quarter of 2009, an increase of $17.3 million or 9.9%. As a percentage of sales, these expenses increased from 33.1% in the second quarter of 2009 to 35.6% in the second quarter of 2010. The components of this 2.5% net increase in SG&A expenses as a percentage of net sales and the related absolute dollar changes were as follows:

%	Attributed to
0.9
Increase in advertising expense as a percentage of sales from 3.4% in the second quarter of 2009 to 4.3% in the second quarter of 2010. On an absolute dollar basis, advertising expense increased $5.1 million.

—	Store salaries as a percentage of sales remained flat at 13.6% for the second quarter of 2010 and 2009. Store salaries on an absolute dollar basis increased $1.8 million.
1.6
Increase in other SG&A expenses as a percentage of sales from 16.1% in the second quarter of 2009 to 17.7% in the second quarter of 2010. On an absolute dollar basis, other SG&A expenses increased $10.4 million primarily due to expenses related to our acquisition of Dimensions and certain assets of Alexandra on August 6, 2010, increased medical insurance costs, and the absence in 2010 of a cumulative adjustment of $3.1 million recognized in the second quarter of 2009 for gift card breakage income.

2.5%	Total

     Interest expense increased from $0.2 million in the second quarter of 2009 to $0.3 million in the second quarter of 2010 while interest income decreased from $0.2 million in the second quarter of 2009 to $46 thousand in the second quarter of 2010. Weighted average borrowings outstanding increased from $41.1 million in the second quarter of 2009 to $44.4 million in the second quarter of 2010, and the weighted average interest rate on outstanding indebtedness increased from 1.0% to 2.0%. The increase in the weighted average borrowings is due to the strengthening of the Canadian dollar in the second quarter of 2010 as compared to the prior year. The weighted average interest rate for the second quarter of 2010 increased mainly due to an increase in the effective interest rate for the Canadian term loan from 1.3% at August 1, 2009 to 1.6% at July 31, 2010. The decrease in interest income was primarily attributable to a shift in our investments and lower interest rates for the second quarter of 2010 as compared to the second quarter of 2009.
     Our effective income tax rate was 37.6% for the second quarter of 2010 and 38.2% for the second quarter of 2009. The effective tax rate in 2010 and 2009 was higher than the statutory U.S. federal rate of 35% primarily due to the unfavorable tax rate effect from state income taxes.
     These factors resulted in net earnings of $42.5 million or 7.9% of net sales for the second quarter of 2010, compared with net earnings of $39.5 million or 7.5% of net sales for the second quarter of 2009.
Six Months Ended July 31, 2010 compared to Six Months Ended August 1, 2009
     The following table sets forth the Company’s results of operations expressed as a percentage of net sales for the periods indicated:

	For the Six Months
	Ended (1)
	July 31,	August 1,
	2010	2009
Net sales:
Clothing product	72.3%	73.0%
Tuxedo rental services	21.2	20.3
Alteration and other services	6.5	6.7

Total net sales	100.0%	100.0%
Cost of sales:
Clothing product, including buying and distribution costs	32.5	34.1
Tuxedo rental services	3.3	3.4
Alteration and other services	4.8	4.8
Occupancy costs	13.8	14.7

Total cost of sales	54.4	57.0

Gross margin	45.6	43.0
Selling, general and administrative expenses	36.7	35.7

Operating income	8.9	7.3
Interest income	0.0	0.1
Interest expense	(0.1)	(0.1)

Earnings before income taxes	8.8	7.3
Provision for income taxes	3.3	2.8

Net earnings	5.6%	4.5%

(1)	Percentage line items may not sum to totals due to the effect of rounding.

     The Company’s net sales increased $20.1 million, or 2.0%, to $1,010.5 million for the six months ended July 31, 2010. The increase was due mainly to a $13.6 million increase in tuxedo rental service revenues and a $7.2 million increase in clothing product revenues, and is attributable to the following:

(in millions)	Amount Attributed to
$7.5	Increase in comparable sales.
5.1	Increase from net sales of stores opened in 2009, relocated stores and expanded stores not yet included in comparable sales.
(1.2)	Decrease in alteration services sales.
2.6	Increase in corporate apparel and other sales.
(7.8)	Decrease in net sales resulting from stores closed.
0.6	Increase in net sales from 4 new stores opened in 2010.
13.3	Increase in net sales resulting from change in U.S./Canadian dollar exchange rate.

$20.1	Total
     Our comparable store sales increased 2.6% at Men’s Wearhouse due mainly to continued unit growth in our tuxedo services business, with clothing product sales remaining flat as average ticket and store traffic levels were stable. At Moores, comparable store sales increased a slight 0.5% due mainly to continued unit growth in our tuxedo services business, while clothing product sales remained flat with a higher average transaction value offsetting a decrease in units per transaction and lower store traffic levels. At K&G, comparable store sales decreased 4.8% due mainly to a decrease in the average transaction value. Tuxedo rental service revenues as a percentage of total net sales increased from 20.3% in the first six months of 2009 to 21.2% in the first six months of 2010; in absolute dollars, tuxedo rental service revenues increased $13.6 million or 6.8% due mainly to a 5.5% increase in units rented, offset partially by lower average rental rates in the U.S. Exchange rate changes from a stronger Canadian dollar also caused total sales for the first half of 2010 to be $13.3 million more than the comparable prior year sales.
     The Company’s gross margin was as follows:

	For the Six Months Ended
	July 31,	August 1,
	2010	2009
Gross margin (in thousands)	$460,655	$425,777

Gross margin as a percentage of related sales:
Clothing product, including buying and distribution costs	55.1%	53.3%
Tuxedo rental services	84.5%	83.3%
Alteration and other services	25.6%	27.6%
Occupancy costs	(13.8)%	(14.7)%
Total gross margin	45.6%	43.0%
     Total gross margin increased 8.2% from the same prior year period to $460.7 million in the first six months of 2010. As a percentage of sales, total gross margin increased from 43.0% in the first six months of 2009 to 45.6% in the first six months of 2010. This increase is due mainly to improved clothing product and tuxedo rental margins and a decrease from 14.7% in the first six months of 2009 to 13.8% in the first six months of 2010 for occupancy cost, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation. On an absolute dollar basis, occupancy cost decreased by $6.1 million or 4.2% from the first six months of 2009 to the first six months of 2010 primarily due to fewer open stores in 2010 and reduced depreciation following impairment charges taken in the fourth quarter of 2009. With respect to gross margin as a percentage of related sales, clothing product gross margin increased from 53.3% in first six months of 2009 to 55.1% in the first six months of 2010 due primarily to different promotional offerings, as well as the mix of products on promotion, in 2010 compared to 2009 and lower product costs. The tuxedo rental services gross margin increased from 83.3% in the first six months of 2009 to 84.5% in the first six months of 2010 due mainly to a decrease in rental product retirement costs in 2010. The gross margin for alteration and other services decreased from 27.6% in the first six months of 2009 to 25.6% in first six months of 2010 mainly as a result of decreased alteration sales associated with decreased suit unit sales in 2010.

     Selling, general and administrative expenses increased to $370.8 million in the first six months of 2010 from $353.1 million in the first six months of 2009, an increase of $17.7 million or 5.0%. As a percentage of sales, these expenses increased from 35.7% in the first six months of 2009 to 36.7% in the first six months of 2010. The components of this 1.0% net increase in SG&A expenses as a percentage of net sales and the related absolute dollar changes were as follows:

%	Attributed to
0.3
Increase in advertising expense as a percentage of sales from 4.1% in the first six months of 2009 to 4.4% in the first six months of 2010. On an absolute dollar basis, advertising expense increased $3.7 million.

(0.1)
Decrease in store salaries as a percentage of sales from 14.2% in the first six months of 2009 to 14.1% in the first six months of 2010. Store salaries on an absolute dollar basis increased $2.6 million.

0.8
Increase in other SG&A expenses as a percentage of sales from 17.4% in the first six months of 2009 to 18.2% in the first six months of 2010. On an absolute dollar basis, other SG&A expenses increased $11.4 million primarily due to expenses related to our acquisition of Dimensions and certain assets of Alexandra on August 6, 2010, increased medical insurance costs and the absence in 2010 of a cumulative adjustment of $3.1 million recognized in the second quarter of 2009 for gift card breakage income.

1.0%	Total
     Interest expense remained flat at $0.6 million for the first six months of 2010 and 2009 while interest income decreased from $0.5 million in the first six months of 2009 to $0.1 million in the first six months of 2010. Weighted average borrowings outstanding decreased from $51.5 million in the first six months of 2009 to $44.9 million in the first six months of 2010, and the weighted average interest rate on outstanding indebtedness decreased from 1.9% to 1.8%. The decrease in the weighted average borrowings and the weighted average interest rate was due to the repayment of our outstanding balance on our revolving credit facility of $25.0 million in the first quarter of 2009. The decrease in interest income was primarily attributable to a shift in our investments and lower interest rates for the first six months of 2010 as compared to the first six months of 2009.
     Our effective income tax rate was 37.2% for the first six months of 2010 and 38.3% for the first six months of 2009. The effective tax rate in 2010 and 2009 was higher than the statutory U.S. federal rate of 35% due to the unfavorable tax rate effect from state income taxes, offset partially in 2010 by the favorable tax rate effect from the recognition of previously unrecognized tax benefits and associated accrued interest resulting from the conclusion of certain income tax audits.
     These factors resulted in net earnings of $56.1 million or 5.6% of net sales for the first six months of 2010, compared with net earnings of $44.7 million or 4.5% of net sales for the first six months of 2009.
Liquidity and Capital Resources
     At July 31, 2010, January 30, 2010 and August 1, 2009, cash and cash equivalents totaled $281.5 million, $186.0 million and $144.4 million, respectively. We had working capital of $513.8 million, $484.3 million and $450.0 million at July 31, 2010, January 30, 2010 and August 1, 2009, respectively, which included short-term investments of $19.5 million at August 1, 2009. We held no short-term investments at July 31, 2010 or January 30, 2010. Our primary sources of working capital are cash flows from operations and borrowings under our Credit Agreement. Historically, our working capital has been at its lowest level in January and February, and has increased through November as inventory buildup occurs in preparation for the fourth quarter selling season. The $29.5 million increase in working capital at July 31, 2010 compared to January 30, 2010 resulted primarily from increased cash balances, offset partially by the current liability classification at quarter end of our Canadian debt of US$45.2 million due on February 10, 2011.
     On August 6, 2010, subsequent to the end of our 2010 second quarter, we acquired Dimensions Clothing Limited and certain assets of Alexandra plc, two leading providers of corporate clothing uniforms and workwear in the United Kingdom, for a total cash consideration of approximately £61 million (US$97.8 million). The acquisition of Dimensions and certain assets of Alexandra will expand our corporate apparel operations. The combined businesses are organized under a UK-based holding company, of which the Company controls 86% and certain existing shareholders of Dimensions control 14%. The Company has the right to acquire the remaining outstanding shares of the UK-based holding company in the future on the terms set forth in the Investment, Shareholders’ and Stock Purchase Agreement. The cash consideration of £61 million (US$97.8 million) was funded through the Company’s cash on hand.

Credit Facilities
     Our Amended and Restated Credit Agreement (the “Credit Agreement”) with a group of banks, which was last amended on February 2, 2007, provides for a total senior secured revolving credit facility of $200.0 million, which can be expanded to $250.0 million upon additional lender commitments, that matures on February 11, 2012. The Credit Agreement also provided our Canadian subsidiaries with a senior secured term loan used to fund the repatriation of US$74.7 million of Canadian earnings in January 2006 under the American Jobs Creation Act of 2004. The Canadian term loan matures on February 10, 2011. The Credit Agreement is secured by the stock of certain of the Company’s subsidiaries. The Credit Agreement has several borrowing and interest rate options including the following indices: (i) an alternate base rate (equal to the greater of the prime rate or the federal funds rate plus 0.5%) or (ii) LIBO rate or (iii) CDO rate. Advances under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin up to 1.125%. The Credit Agreement also provides for fees applicable to unused commitments ranging from 0.100% to 0.175%. As of July 31, 2010, there was US$45.2 million outstanding under the Canadian term loan, with an effective interest rate of 1.6%, and no borrowings outstanding under the revolving credit facility.
     The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain certain financial ratios. The restrictive provisions in the Credit Agreement reflect an overall covenant structure that is generally representative of a commercial loan made to an investment-grade company. Our debt, however, is not rated, and we have not sought, and are not seeking, a rating of our debt. We were in compliance with the covenants in the Credit Agreement as of July 31, 2010.
     Conditions in the U.S. and global credit markets have made it difficult for many businesses to obtain financing on acceptable terms. If these market conditions continue or worsen, it may be more difficult for us to renew or increase our credit facility.
     We utilize letters of credit primarily to secure inventory purchases and as collateral for workers compensation claims. At July 31, 2010, letters of credit totaling approximately $11.6 million were issued and outstanding. Borrowings available under our Credit Agreement at July 31, 2010 were $188.4 million.
Cash flow activities
     Operating activities — Our primary source of operating cash flow is from sales to our customers. Our primary uses of cash include merchandise inventory and tuxedo rental product purchases, personnel related expenses, occupancy costs, advertising costs and income tax payments. Our operating activities provided net cash of $130.3 million in the first six months of 2010, due mainly to net earnings, adjusted for non-cash charges, a decrease in inventories and an increase in accounts payable, accrued expenses and other current liabilities, offset by increases in tuxedo rental product and a decrease in income taxes payable. During the first six months of 2009, our operating activities provided net cash of $110.1 million, due mainly to net earnings, adjusted for non-cash charges, a decrease in inventories and other assets and an increase in income taxes payable, offset by a decrease in accounts payable, accrued expenses and other current liabilities and an increase in tuxedo rental product. The decrease in inventories during the first six months of 2010 and 2009 was primarily due to lower inventory purchases as a result of decreased clothing sales in 2009 and our continued efforts in 2010 to align our inventory purchases with sales expectations. Tuxedo rental product increased in each of the periods to support the continued growth of our tuxedo rental business and, in 2009, to replenish and replace a portion of our tuxedo rental product offerings. The decrease in accounts payable, accrued expenses and other current liabilities for the first six months of 2009 was primarily due to the timing of vendor payments and reduced purchases associated with decreased clothing sales, while the increase in income taxes payable was due to the timing and amounts of required tax payments. The increase in accounts payable, accrued expenses and other current liabilities in the first six months of 2010 was primarily due to the timing of vendor payments and the seasonal increase in tuxedo rental deposits, while the decrease in income taxes payable was due to the timing of required tax payments. The decrease in other assets in the first six months of 2009 was due mainly to tax refunds received.
     Investing activities — Our cash outflows from investing activities are primarily for capital expenditures. During the first six months of 2010 and 2009, our investing activities used net cash of $25.8 and $28.8 million, respectively, primarily for capital expenditures. Our capital expenditures relate to costs incurred for stores opened, remodeled or relocated during the period or under construction at the end of the period, office and distribution facility additions and infrastructure technology investments.

     Financing activities — Our cash outflows from financing activities consist primarily of cash dividend payments and debt payments, while cash inflows from financing activities consist primarily of proceeds from our revolving credit facility. During the first six months of 2010, our financing activities used net cash of $10.2 million due mainly to cash dividends paid of $9.5 million. Our financing activities used net cash of $33.0 million for the first six months of 2009, due mainly to payments on our revolving credit facility of $25.0 million and cash dividends paid of $7.3 million.
     Share repurchase program — In January 2006, the Board of Directors authorized a $100.0 million share repurchase program of our common stock. This authorization superceded any remaining previous authorizations. In August 2007, the Company’s Board of Directors approved a replenishment of the Company’s share repurchase program to $100 million by authorizing $90.3 million to be added to the remaining $9.7 million of the then current program. No shares were purchased under the August 2007 authorization during the first six months of 2010 or 2009. At July 31, 2010, the remaining balance available under the August 2007 authorization was $44.3 million.
     During the six months ended July 31, 2010, 7,134 shares at a cost of $0.1 million were repurchased at an average price per share of $20.24 in a private transaction to satisfy tax withholding obligations arising upon the vesting of certain restricted stock. During the six months ended August 1, 2009, 7,292 shares at a cost of $0.1 million were repurchased at an average price per share of $12.29 in a private transaction to satisfy tax withholding obligations arising upon the vesting of certain restricted stock.
     Dividends — Cash dividends paid were approximately $9.5 million and $7.3 million for the six months ended July 31, 2010 and August 1, 2009, respectively.
     In June 2010, our Board of Directors declared a quarterly cash dividend of $0.09 per share payable on September 24, 2010 to shareholders of record at close of business on September 14, 2010. The dividend payout is estimated to be approximately $4.8 million and is included in accrued expenses and other current liabilities on the condensed consolidated balance sheet as of July 31, 2010.
Future cash flow
     Current domestic and global economic conditions, including high unemployment levels and tightened credit markets, could negatively affect our future operating results as well as our existing cash and cash equivalents balances. In addition, conditions in the financial markets could limit our access to additional capital resources, if needed, and could increase associated costs. We believe based on our current business plan that our existing cash and cash flows from operations will be sufficient to fund our planned store openings, relocations and remodelings, other capital expenditures and operating cash requirements, including integration costs and other requirements related to our August 6, 2010 Dimensions and Alexandra acquisition, and that we will be able to maintain compliance with the covenants in our Credit Agreement for at least the next 12 months. In addition, as of July 31, 2010, borrowings available under our Credit Agreement were $188.4 million. However, current economic conditions are creating potential acquisition opportunities. If such acquisition opportunities develop, we may need to raise additional capital in order to complete such acquisitions and our Credit Agreement may need to be modified or expanded.
     As a substantial portion of our cash and cash equivalents, which are primarily governmental agencies and U.S. treasuries, is held by four financial institutions (three U.S. and one Canadian), we are exposed to risk of loss in the event of failure of any of these parties. However, due to the creditworthiness of these financial institutions, we anticipate full performance and access to our deposits and liquid investments.
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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Foreign Currency Risk
     We are subject to exposure from fluctuations in U.S. dollar/Euro exchange rates. As further described in Note 10 of Notes to Condensed Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Information and Results of Operations — Liquidity and Capital Resources”, we utilize foreign currency forward exchange contracts to limit exposure to changes in currency exchange rates. At July 31, 2010, we had three contracts maturing in varying increments to purchase an aggregate notional amount of $2.9 million in foreign currency, maturing at various dates through March 2011. We held no outstanding contracts at August 1, 2009. Unrealized pretax gains on these forward contracts totaled approximately $0.2 million at July 31, 2010. A hypothetical 10% change in applicable July 31, 2010 forward rates could increase or decrease the July 31, 2010 unrealized pretax gain by approximately $0.3 million related to these positions. However, it should be noted that any change in the value of these contracts, whether real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged item.
     Subsequent to our August 6, 2010 Dimensions and Alexandra acquisition, we will be subject to exposure from fluctuations in U.S. dollar/ Pounds Sterling (“GBP”) exchange rates as Dimensions and Alexandra sell their products and services primarily in GBP but acquire a significant part of their goods in transactions paid in U.S. dollars. A decline in the value of the GBP as compared to the U.S. dollar will adversely impact their operating results, particularly in relation to longer term customer contracts that have little or no pricing adjustment provisions. Dimensions and Alexandra utilize foreign currency hedging contracts to limit exposure to changes in U.S. dollar/GBP exchange rates.
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
     Interest Rate Risk
     We are also subject to market risk as a result of the outstanding balance of US$45.2 million under our Canadian term loan at July 31, 2010, which bears a variable interest rate (see Note 3 of Notes to Condensed Consolidated Financial Statements). An increase in market interest rates would increase our interest expense and our cash requirements for interest payments. For example, an average increase of 0.5% in the variable interest rate would increase our interest expense and payments by approximately $0.2 million. At July 31, 2010, there were no borrowings outstanding under our revolving credit facility.
     We also have exposure to market rate risk for changes in interest rates as those rates relate to our investment portfolio. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. As of July 31, 2010, we have highly liquid investments classified as cash equivalents in our condensed consolidated balance sheet. Future investment income earned on our cash equivalents will fluctuate in line with short-term interest rates.
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     The Company’s management, with the participation of the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 1A — RISK FACTORS
     In addition to the general risk factors described in our Annual Report on Form 10-K, including those related to acquisition integration and to general economic conditions, our acquisition of Dimensions and Alexandra on August 6, 2010 involves the following risks:
A reduction in the value of the Pound Sterling against the U.S. dollar can significantly impact the acquired businesses.
     The acquired businesses sell their products and services in Pound Sterling but acquire a significant part of their goods in transactions paid in U.S. dollars. Therefore a decline in the value of the Pound Sterling as compared to the U.S. dollar will adversely impact their operating results, particularly in relation to longer term customer contracts that have little or no pricing adjustment provisions. The acquired businesses have taken steps through hedging and price renegotiations to mitigate some of this risk.
The general economic conditions in the United Kingdom and particularly service cut backs being put forth by the current government may reduce demand for the businesses of Dimensions and Alexandra.
     The United Kingdom has experienced and is continuing to experience an economic slow down. As a result of expected deficits, the UK government has announced significant reductions in public services including reductions in employment. Employees in the public service in the UK are a significant target market for the acquired businesses and a substantial reduction in the number of these employees could adversely affect the acquired businesses.
The competition authorities in the UK will review the combination of Dimensions and Alexandra and this could result in a requirement to divest some assets.
     The combination of Dimensions and Alexandra has been noticed to the Office of Fair Trading in the UK for review. The Company believes for a variety of reasons that upon completion of its review, the Office of Fair Trading will unconditionally clear the combination. However, no assurance can be given that this will be the case and the Office of Fair Trading could refer the combination to the Competition Commission in the UK for a more detailed investigation. The Competition Commission could require the divestiture of some of the acquired assets if it were to conclude that the combination resulted, or may be expected to result, in a substantial lessening of competition.

ITEM 6 — EXHIBITS
     (a) Exhibits.

Exhibit
Number		Exhibit Index

2.1	—	Investment, Shareholders’ and Stock Purchase Agreement dated August 6, 2010, by and among The Men’s Wearhouse, Inc., Moores The Suit People Inc., MWUK Holding Company Limited, Ensco 648 Limited, Gresham 4A and Gresham 4B and the stockholders of Ensco 648 Limited (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed with the Commission on August 16, 2010).

4.1	—	Amended and Restated Credit Agreement, dated as of December 21, 2005, by and among The Men’s Wearhouse, Inc., Moores The Suit People Inc., Golden Brand Clothing (Canada) Ltd., the financial institutions from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and JPMorgan Chase Bank, N.A. as Canadian Agent (filed herewith).

4.2	—	Agreement and Amendment to Amended and Restated Credit Agreement effective as of January 31, 2007, by and among the Company, Moores The Suit People Inc., Golden Brand Clothing (Canada) Ltd., the financial institutions from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (filed herewith).

31.1	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

31.2	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).

32.1	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

32.2	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).

101.1	—	The following financial information from The Men’s Wearhouse, Inc.’s Quarterly Report on Form 10-Q for the quarter and six months ended July 31, 2010, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, The Men’s Wearhouse, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 9, 2010	THE MEN’S WEARHOUSE, INC.
By	/s/ NEILL P. DAVIS
Neill P. Davis
Executive Vice President, Chief Financial Officer, Treasurer and Principal Financial Officer

EXHIBIT INDEX

Exhibit
Number		Exhibit Index

2.1	—	Investment, Shareholders’ and Stock Purchase Agreement dated August 6, 2010, by and among The Men’s Wearhouse, Inc., Moores The Suit People Inc., MWUK Holding Company Limited, Ensco 648 Limited, Gresham 4A and Gresham 4B and the stockholders of Ensco 648 Limited (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed with the Commission on August 16, 2010).

4.1	—	Amended and Restated Credit Agreement, dated as of December 21, 2005, by and among The Men’s Wearhouse, Inc., Moores The Suit People Inc., Golden Brand Clothing (Canada) Ltd., the financial institutions from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and JPMorgan Chase Bank, N.A. as Canadian Agent (filed herewith).

4.2	—	Agreement and Amendment to Amended and Restated Credit Agreement effective as of January 31, 2007, by and among the Company, Moores The Suit People Inc., Golden Brand Clothing (Canada) Ltd., the financial institutions from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (filed herewith).

31.1	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

31.2	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).

32.1	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

32.2	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).

101.1	—	The following financial information from The Men’s Wearhouse, Inc.’s Quarterly Report on Form 10-Q for the quarter and six months ended July 31, 2010, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.