Form 10-Q
period 2010-10-30
MENS WEARHOUSE INC
filed 2010-12-09
CIK 884217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 30, 2010
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
Yes ☐. No ☑.
     The number of shares of common stock of the Registrant, par value $.01 per share, outstanding at December 3, 2010 was 52,817,839 excluding 18,118,350 shares classified as Treasury Stock.

REPORT INDEX

Part and Item No.	Page No.
PART I — Financial Information

Item 1 — Condensed Consolidated Financial Statements

General Information	1

Condensed Consolidated Balance Sheets as of October 30, 2010 (unaudited), October 31, 2009 (unaudited) (as adjusted-Note 16) and January 30, 2010 (unaudited) (as adjusted-Note 16)	2

Condensed Consolidated Statements of Earnings for the Three and Nine Months Ended October 30, 2010 (unaudited) and October 31, 2009 (unaudited) (as adjusted-Note 16)	3

Condensed Consolidated Statements of Other Comprehensive Income for the Three and Nine Months Ended October 30, 2010 (unaudited) and October 31, 2009 (unaudited) (as adjusted-Note 16)	4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 30, 2010 (unaudited) and October 31, 2009 (unaudited) (as adjusted-Note 16)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3 — Quantitative and Qualitative Disclosures about Market Risk	42

Item 4 — Controls and Procedures	43

PART II — Other Information

Item 1 — Legal Proceedings	43

Item 1A— Risk Factors	44

Item 6 — Exhibits	45

SIGNATURES	45
EX-18
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Forward-Looking and Cautionary Statements
     Certain statements made in this Quarterly Report on Form 10-Q and in other public filings and press releases by the Company contain “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995) that involves risk and uncertainty. These forward-looking statements may include, but are not limited to, references to future capital expenditures, acquisitions, sales, earnings, margins, costs, number and costs of store openings, demand for clothing, market trends in the retail and corporate apparel clothing business, currency fluctuations, inflation and various economic and business trends. Forward-looking statements may be made by management orally or in writing, including, but not limited to, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q and other sections of our filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934 and the Securities Act of 1933.
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
PART I. FINANCIAL INFORMATION
ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GENERAL INFORMATION
     The condensed consolidated financial statements herein include the accounts of The Men’s Wearhouse, Inc. and its subsidiaries and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. As applicable under such regulations, certain information and footnote disclosures have been condensed or omitted. We believe that the presentation and disclosures herein are adequate to make the information not misleading, and the condensed consolidated financial statements reflect all elimination entries and normal recurring adjustments which are necessary for a fair statement of the results for the three and nine months ended October 30, 2010 and October 31, 2009.
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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	October 30,	October 31,	January 30,
	2010	2009	2010
		(as adjusted-	(as adjusted-
		Note 16)	Note 16)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$197,843	$198,538	$186,018
Accounts receivable, net	65,069	17,304	16,745
Inventories	509,422	476,760	434,881
Other current assets	62,830	47,744	72,732

Total current assets	835,164	740,346	710,376

PROPERTY AND EQUIPMENT, net	333,007	370,191	344,746

TUXEDO RENTAL PRODUCT, net	86,121	100,653	102,479
GOODWILL	90,580	59,111	59,414
INTANGIBLE ASSETS, net	38,678	5,279	4,287
OTHER ASSETS	21,831	7,376	12,850

TOTAL ASSETS	$1,405,381	$1,282,956	$1,234,152

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$145,138	$121,374	$83,052
Accrued expenses and other current liabilities	130,550	106,082	117,047
Income taxes payable	12,294	24,743	23,936
Current maturities of long-term debt	45,584	—	—

Total current liabilities	333,566	252,199	224,035

LONG-TERM DEBT	—	42,985	43,491

DEFERRED TAXES AND OTHER LIABILITIES	72,664	63,087	62,236

Total liabilities	406,230	358,271	329,762

COMMITMENTS AND CONTINGENCIES (Note 4 and Note 15)

EQUITY:
Preferred stock	—	—	—
Common stock	709	704	705
Capital in excess of par	336,942	323,864	327,742
Retained earnings	1,023,467	979,540	956,032
Accumulated other comprehensive income	37,651	33,203	32,537
Treasury stock, at cost	(412,761)	(412,626)	(412,626)

Total equity attributable to common shareholders	986,008	924,685	904,390

Noncontrolling interest	13,143	—	—

Total equity	999,151	924,685	904,390

TOTAL LIABILITIES AND EQUITY	$1,405,381	$1,282,956	$1,234,152

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
		(as adjusted-		(as adjusted-
		Note 16)		Note 16)
Net sales:
Clothing product	$405,784	$333,882	$1,136,383	$1,057,246
Tuxedo rental services	111,297	97,702	325,913	298,688
Alteration and other services	33,022	30,431	98,262	96,423

Total net sales	550,103	462,015	1,560,558	1,452,357

Cost of sales:

Clothing product, including buying and distribution costs	204,044	147,987	531,858	484,081
Tuxedo rental services	17,484	16,497	50,846	50,004
Alteration and other services	24,598	23,096	73,108	70,876
Occupancy costs	68,978	72,394	208,472	218,028

Total cost of sales	315,104	259,974	864,284	822,989

Gross margin	234,999	202,041	696,274	629,368

Selling, general and administrative expenses	200,588	172,595	571,406	525,704

Operating income	34,411	29,446	124,868	103,664

Interest income	83	289	163	778
Interest expense	(357)	(308)	(937)	(957)

Earnings before income taxes	34,137	29,427	124,094	103,485

Provision for income taxes	8,789	10,141	42,222	38,517

Net earnings including noncontrolling interest	25,348	19,286	81,872	64,968

Less: Net earnings attributable to noncontrolling interest	89	—	89	—

Net earnings attributable to common shareholders	$25,259	$19,286	$81,783	$64,968

Net earnings per common share attributable to common shareholders (Note 3):
Basic	$0.47	$0.37	$1.54	$1.24

Diluted	$0.47	$0.36	$1.54	$1.23

Weighted average common shares outstanding (Note 3):
Basic	52,702	52,208	52,589	52,072

Diluted	52,895	52,442	52,776	52,218

Cash dividends declared per common share	$0.09	$0.07	$0.27	$0.21

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
		(as adjusted-		(as adjusted-
		Note 16)		Note 16)
Net earnings including noncontrolling interest	$25,348	$19,286	$81,872	$64,968

Change in derivative fair values, net of tax	(94)	—	—	—
Currency translation adjustments, net of tax	1,487	(785)	5,164	18,911

Other comprehensive income including noncontrolling interest	26,741	18,501	87,036	83,879

Other comprehensive income attributable to noncontrolling interest:
Net earnings	(89)	—	(89)	—
Currency translation adjustments, net of tax	(50)	—	(50)	—

Other comprehensive income attributable to noncontrolling interest	(139)	—	(139)	—

Other comprehensive income attributable to common shareholders	$26,602	$18,501	$86,897	$83,879

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended
	October 30,	October 31,
	2010	2009
		(as adjusted-
		Note 16)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings including noncontrolling interest	$81,872	$64,968
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	57,210	64,879
Tuxedo rental product amortization	31,732	33,149
Loss on disposition of assets	209	2,012
Asset impairment charges	3,350	—
Gain on bargain purchase acquisition	(524)	—
Deferred rent expense	2,138	1,640
Share-based compensation	8,787	7,603
Excess tax benefits from share-based plans	(952)	(208)
Deferred tax benefit	(1,724)	(7,755)
Increase in accounts receivable	(23,708)	(769)
Increase in inventories	(6,502)	(27,968)
Increase in tuxedo rental product	(14,492)	(34,871)
Decrease in other assets	4,194	29,919
Increase in accounts payable, accrued expenses and other current liabilities	36,760	6,214
Increase (decrease) in income taxes payable	(12,271)	25,450
Decrease in other liabilities	(197)	(1,863)

Net cash provided by operating activities	165,882	162,400

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(43,835)	(44,466)
Acquisitions of businesses, net of cash	(97,786)	—
Proceeds from sales of available-for-sale investments	—	19,410
Proceeds from sales of property and equipment	76	—

Net cash used in investing activities	(141,545)	(25,056)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,503	3,032
Payments on revolving credit facility	—	(25,000)
Cash dividends paid	(14,318)	(11,029)
Tax payments related to vested deferred stock units	(2,748)	(1,634)
Excess tax benefits from share-based plans	952	208
Purchase of treasury stock	(144)	(90)

Net cash used in financing activities	(13,755)	(34,513)

Effect of exchange rate changes	1,243	8,295

INCREASE IN CASH AND CASH EQUIVALENTS	11,825	111,126
Balance at beginning of period	186,018	87,412

Balance at end of period	$197,843	$198,538

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Significant Accounting Policies
     Basis of Presentation — The condensed consolidated financial statements herein include the accounts of The Men’s Wearhouse, Inc. and its subsidiaries (the “Company”) and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). As applicable under such regulations, certain information and footnote disclosures have been condensed or omitted. We believe that the presentation and disclosures herein are adequate to make the information not misleading, and the condensed consolidated financial statements reflect all elimination entries and normal recurring adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows at the dates and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended January 30, 2010.
     The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual amounts could differ from those estimates.
     On August 6, 2010, we acquired Dimensions Clothing Limited (“Dimensions”) and certain assets of Alexandra plc (“Alexandra”), two leading providers of corporate clothing uniforms and workwear in the United Kingdom (refer to Note 2 to the Condensed Consolidated Financial Statements for further details regarding the acquisitions). As a result of these acquisitions, in the third quarter of fiscal 2010, the Company revised its segment reporting to reflect two reportable segments, retail and corporate apparel, based on the way we manage, evaluate and internally report our business activities. Prior period amounts reported as one operating segment have been revised to conform with our new segment reporting structure. Refer to Note 13 to the Condensed Consolidated Financial Statements for further segment information.
     On September 1, 2010, the Company assigned its rights to receive an aggregate of $2.6 million of the proceeds from life insurance policies on the life of George Zimmer, Chairman of the Board and Chief Executive Officer, to Mr. Zimmer and a trust for the benefit of Mr. Zimmer in exchange for a cash payment of $2.6 million from Mr. Zimmer. The Company acquired the right to receive a portion of the proceeds from the life insurance policies as a result of paying premiums in the amount of $2.6 million on the policies. All such premium payments were made by the Company prior to 2003.
     Noncontrolling Interest — Noncontrolling interest in our condensed consolidated balance sheets represents the proportionate share of equity attributable to the minority shareholders of our consolidated United Kingdom subsidiaries. Noncontrolling interest is adjusted each period to reflect the allocation of comprehensive income to or the absorption of comprehensive losses by the noncontrolling interest.
     Derivative Financial Instruments — Derivative financial instruments are recorded in the condensed consolidated balance sheet at fair value as other current assets or accrued expenses and other current liabilities. The Company has not elected to apply hedge accounting to our derivative financial instruments. The gain or loss on derivative financial instruments is recorded in cost of sales in the condensed consolidated statements of earnings. See Note 12 to the Condensed Consolidated Financial Statements.
     Recent Accounting Guidance — In January 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that expands the required disclosures about fair value measurements. This guidance provides for new disclosures requiring the Company to (a) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (b) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements. This guidance also provides clarification of existing disclosures requiring the Company to (i) determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type and (ii) for each class of assets and liabilities, disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements. We adopted this guidance effective January 31, 2010, except for the presentation of purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements, which will be effective for fiscal years beginning after December 15, 2010. The adoption of the first phase of this guidance did not have a material impact on our financial position, results of operations or cash flows.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
2. Acquisitions
     On August 6, 2010, we acquired Dimensions and certain assets of Alexandra, two leading providers of corporate clothing uniforms and workwear in the United Kingdom (“UK”), to expand our corporate apparel operations. The results of operations for Dimensions and Alexandra have been included in the condensed consolidated financial statements since that date. The acquired businesses are organized under a UK-based holding company, of which the Company controls 86% and certain existing shareholders of Dimensions control 14%. The Company has the right to acquire the remaining outstanding shares of the UK-based holding company after fiscal 2013 on terms set forth in the Investment, Shareholders’ and Stock Purchase Agreement.
     The acquisition-date cash consideration transferred for the Dimensions and Alexandra acquisitions was $79.8 million and $18.0 million, respectively, totaling $97.8 million (£61 million), and was funded through the Company’s cash on hand.
     The following table summarizes the preliminary estimates of the fair values of the identifiable assets acquired and liabilities assumed in the Dimensions and Alexandra acquisitions as of the date of acquisition. The preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed are subject to revisions, which may result in adjustments to the preliminary values presented below, when management’s appraisals and estimates are finalized.

	As of August 6, 2010
(in thousands)	Dimensions	Alexandra	Total
Current non-cash assets	$25,127	$—	$25,127
Inventory	48,340	16,980	65,320
Property and equipment	5,374	283	5,657
Intangible assets	35,474	1,501	36,975

Total identifiable assets acquired	114,315	18,764	133,079

Current liabilities	41,003	279	41,282
Other liabilities	10,292	—	10,292

Total liabilities assumed	51,295	279	51,574

Net identifiable assets acquired	63,020	18,485	81,505
Goodwill	29,809	—	29,809

Subtotal	92,829	18,485	111,314
Less: Fair value of noncontrolling interest	(13,004)	—	(13,004)
Less: Gain on bargain purchase	—	(524)	(524)

Net assets acquired	$79,825	$17,961	$97,786

     Goodwill is calculated as the excess of the purchase price over the net assets acquired. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of Dimensions. All of the goodwill has been assigned to our corporate apparel reporting segment and is non-deductible for tax purposes.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Acquired intangible assets for both acquisitions consist primarily of customer-related contract and relationship intangibles and trademarks, which are being amortized over their estimated useful lives of primarily 12 years. Acquired intangible assets also include $1.3 million related to certain trademarks of Alexandra which are not subject to amortization but will be evaluated at least annually for impairment.
     In connection with the Alexandra acquisition, we recognized a preliminary gain on a bargain purchase of approximately $0.5 million which is included in “Selling, general and administrative expenses” (“SG&A”) in the 2010 condensed consolidated statements of earnings. The transaction resulted in a bargain purchase because the previous UK business of Alexandra plc was in administration (similar to bankruptcy) and was being sold through a bidding process. The gain on bargain purchase is subject to revisions until management’s appraisals and estimates of the fair value of the identifiable assets acquired and liabilities assumed are finalized, which may result in adjustments to the preliminary gain on bargain purchase reported for the period ended October 30, 2010.
     The $13.0 million noncontrolling interest fair value as of the August 6, 2010 acquisition date was determined based upon the $79.8 million fair value of consideration transferred to acquire our 86% interest in the UK businesses.
     Total costs incurred for the acquisitions of Dimensions and Alexandra were $1.4 million and $4.1 million for the three and nine months ended October 30, 2010 and are included in SG&A in the condensed consolidated statement of earnings.
     The acquired businesses contributed net sales of $50.6 million, gross margin of $13.6 million and a net loss, including the pretax $4.1 million in acquisition costs, of $2.5 million to the Company’s condensed consolidated statement of earnings from the date of acquisition to the period ended October 30, 2010.
     The following table presents unaudited pro forma financial information as if the closing of our acquisition of Dimensions had occurred on February 1, 2009, after giving effect to certain purchase accounting adjustments. The acquisition of Alexandra was not material to the Company’s financial position or results of operations, therefore pro forma operating results for Alexandra have not been included below.

	For the Three Months Ended		For the Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
(in thousands, except per share data)	2010	2009	2010	2009
Total net sales	$552,728	$499,723	$1,623,168	$1,547,932

Net earnings attributable to common shareholders	$26,220	$20,959	$86,463	$70,064

Net earnings per common share attributable to common shareholders:
Basic	$0.49	$0.40	$1.63	$1.33

Diluted	$0.49	$0.40	$1.62	$1.33

     This pro forma information is not necessarily indicative of the results of operations that actually would have resulted had the Dimensions acquisition occurred on the dates indicated above or that may result in the future and does not reflect potential synergies, integration costs or other such costs and savings.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
3. Earnings per Share
     We calculate earnings per common share attributable to common shareholders using the two-class method in accordance with the guidance for determination of whether instruments granted in share-based payment transactions are participating securities. Our unvested restricted stock and deferred stock units contain rights to receive nonforfeitable dividends or dividend equivalents, respectively, and thus are participating securities requiring the two-class method of computing earnings per common share attributable to common shareholders. The two-class method is an earnings allocation formula that determines earnings per common share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings.
     Basic earnings per common share attributable to common shareholders is determined using the two-class method and is computed by dividing net earnings attributable to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per common share attributable to common shareholders reflects the more dilutive earnings per common share amount calculated using the treasury stock method or the two-class method.
     The following table sets forth the computation of basic and diluted earnings per common share attributable to common shareholders (in thousands, except per share amounts). Basic and diluted earnings per common share attributable to common shareholders are computed using the actual net earnings available to common shareholders and the actual weighted-average common shares outstanding rather than the rounded numbers presented within our condensed consolidated statement of earnings and the accompanying notes. As a result, it may not be possible to recalculate earnings per common share attributable to common shareholders in our condensed consolidated statement of earnings and the accompanying notes.

	For the Three Months		For the Nine Months
	Ended		Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
Numerator
Total net earnings attributable to common shareholders	$25,259	$19,286	$81,783	$64,968
Net earnings allocated to participating securities (restricted stock and deferred stock units)	(236)	(192)	(758)	(643)

Net earnings attributable to common shareholders	$25,023	$19,094	$81,025	$64,325

Denominator
Basic weighted average common shares outstanding	52,702	52,208	52,589	52,072
Effect of dilutive securities:
Stock options and equity-based compensation	193	234	187	146

Diluted weighted average common shares outstanding	52,895	52,442	52,776	52,218

Net earnings per common share attributable to common shareholders:
Basic	$0.47	$0.37	$1.54	$1.24

Diluted	$0.47	$0.36	$1.54	$1.23

     In each of the three and nine months ended October 30, 2010, 0.9 million anti-dilutive stock options were excluded from the calculation of diluted earnings per common share. For the three and nine months ended October 31, 2009, 0.7 million and 1.0 million anti-dilutive stock options were excluded from the calculation of diluted earnings per common share, respectively.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
4. Debt
     Our Amended and Restated Credit Agreement (the “Credit Agreement”) with a group of banks, which was last amended on February 2, 2007, provides for a total senior secured revolving credit facility of $200.0 million, which can be expanded to $250.0 million upon additional lender commitments, that matures on February 11, 2012. The Credit Agreement also provided our Canadian subsidiaries with a secured term loan used to fund the repatriation of US$74.7 million of Canadian earnings in January 2006 under the American Jobs Creation Act of 2004. The Canadian term loan matures on February 10, 2011. The Credit Agreement is secured by the stock of certain of the Company’s subsidiaries. The Credit Agreement has several borrowing and interest rate options including the following indices: (i) an alternate base rate (equal to the greater of the prime rate or the federal funds rate plus 0.5%) or (ii) LIBO rate or (iii) CDO rate. Advances under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin up to 1.125%. The Credit Agreement also provides for fees applicable to unused commitments ranging from 0.100% to 0.175%. As of October 30, 2010, there was US$45.6 million outstanding under the Canadian term loan with an effective interest rate of 1.9%, and no borrowings outstanding under the revolving credit facility.
     The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain certain financial ratios. The restrictive provisions in the Credit Agreement reflect an overall covenant structure that is generally representative of a commercial loan made to an investment-grade company. Our debt, however, is not rated, and we have not sought, and are not seeking, a rating of our debt. We were in compliance with the covenants in the Credit Agreement as of October 30, 2010.
     We are in the process of amending and restating the Credit Agreement to provide for a total secured revolving credit facility of $200.0 million, which can be expanded to $300.0 million upon additional lender commitments, to mature in December 2015. In addition, as amended and restated, the revolving facility is expected to allow for borrowings in multiple currencies, including US dollars, Canadian dollars and pounds Sterling, and to make certain adjustments to the financial covenants. In addition to use for general corporate purposes, we intend to use borrowings under the amended and restated facility to pay off the Canadian term loan discussed above. We anticipate closing the amendment and restatement of our credit facility in the fourth quarter of fiscal 2010.
     We utilize letters of credit primarily to secure inventory purchases and as collateral for workers compensation claims. At October 30, 2010, letters of credit totaling approximately $23.0 million were issued and outstanding. Borrowings available under our Credit Agreement at October 30, 2010 were $177.0 million.
5. Supplemental Cash Flows
     Supplemental disclosure of cash flow information is as follows (in thousands):

	For the Nine Months Ended
	October 30,	October 31,
	2010	2009
Cash paid (received) during the nine months for:
Interest	$785	$827
Income taxes, net	55,322	(3,518)

Schedule of noncash investing and financing activities:
Tax benefit (deficiency) related to share-based plans	662	(537)
Treasury stock contributed to employee stock plan	9	—
Cash dividends declared	4,783	3,691
     We had unpaid capital expenditure purchases accrued in accounts payable, accrued expenses and other current liabilities of approximately $2.1 million and $2.9 million at October 30, 2010 and October 31, 2009, respectively. Capital expenditure purchases are recorded as cash outflows from investing activities in the condensed consolidated statement of cash flows in the period they are paid.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
6. Goodwill and Other Intangible Assets
     Goodwill
     Goodwill allocated to the Company’s reportable segments and changes in the net carrying amount of goodwill for the nine months ended October 30, 2010 are as follows (in thousands):

		Corporate
	Retail	Apparel	Total
Balance at January 30, 2010	$58,120	$1,294	$59,414
Translation adjustment	1,249	108	1,357
Goodwill of acquired business	—	29,809	29,809

Balance at October 30, 2010	$59,369	$31,211	$90,580

     The goodwill of acquired business resulted from our August 6, 2010 acquisition of Dimensions, a leading provider of corporate clothing uniforms and workwear in the UK. As indicated in Note 2 to the Condensed Consolidated Financial Statements (“Acquisitions”), the preliminary estimates of the fair value of the identifiable assets acquired and liabilities assumed for our August 6, 2010 acquisitions are not yet final and are subject to revisions until management’s appraisals and estimates are finalized, including goodwill, which may result in adjustments to the preliminary values as reported for the corporate apparel reportable segment at October 30, 2010.
     Goodwill is evaluated for impairment annually as of our fiscal year end. A more frequent evaluation is performed if events or circumstances indicate that impairment could have occurred. Such events or circumstances could include, but are not limited to, new significant negative industry or economic trends, unanticipated changes in the competitive environment, decisions to significantly modify or dispose of operations and a significant sustained decline in the market price of our stock. No additional impairment evaluation was considered necessary during the first nine months of 2010.
     Intangible Assets
     The gross carrying amount and accumulated amortization of our other intangibles, which are included in intangible assets, net in the accompanying condensed consolidated balance sheet, are as follows (in thousands):

	October 30,	October 31,	January 30,
	2010	2009	2010
Amortizable intangible assets:
Trademarks, tradenames, customer relationships and other intangibles	$49,389	$16,327	$15,305
Accumulated amortization	(11,993)	(11,048)	(11,018)

Total amortizable intangible assets, net	37,396	5,279	4,287

Infinite-lived intangible assets:
Trademarks	1,282	—	—

Total intangible assets, net	$38,678	$5,279	$4,287

     The increases in amortizable and infinite-lived intangible assets at October 30, 2010 relate to intangible assets acquired in our acquisitions of Dimensions and Alexandra on August 6, 2010. Refer to Note 2 to the Condensed Consolidated Financial Statements for further information regarding these intangible assets and preliminary assessment values.
     The pretax amortization expense associated with intangible assets subject to amortization totaled approximately $1.5 million and $1.7 million for the nine months ended October 30, 2010 and October 31, 2009, respectively, and approximately $2.2 million for the year ended January 30, 2010. Pretax amortization associated with intangible assets subject to amortization at October 30, 2010 is estimated to be $1.0 million for the remainder of fiscal year 2010, $3.4 million for fiscal year 2011, $3.3 million for fiscal year 2012, $3.2 million for fiscal year 2013 and $3.1 million for fiscal year 2014.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
7. Other Assets, Accrued Expenses and Other Current Liabilities and Deferred Taxes and Other Liabilities
Other current assets consist of the following (in thousands):

	October 30,	October 31,	January 30,
	2010	2009	2010
Prepaid expenses	$29,851	$25,773	$30,896
Current deferred tax asset	26,521	17,922	36,408
Other	6,458	4,049	5,428

Total other current assets	$62,830	$47,744	$72,732

Accrued expenses and other current liabilities consist of the following (in thousands):

Accrued salary, bonus, sabbatical and vacation	$35,689	$32,509	$40,032
Sales, payroll and property taxes payable	19,081	15,227	12,524
Accrued workers compensation and medical costs	17,090	16,772	17,484
Customer deposits, prepayments and refunds payable	14,130	10,204	9,523
Unredeemed gift certificates	11,921	12,351	14,980
Loyalty program reward certificates	7,002	6,134	6,342
Cash dividends declared	4,783	3,691	4,753
Other	20,854	9,194	11,409

Total accrued expenses and other current liabilities	$130,550	$106,082	$117,047

Deferred taxes and other liabilities consist of the following (in thousands):

Deferred rent and landlord incentives	$47,544	$44,695	$44,656
Non-current deferred and other income tax liabilities	17,433	11,337	10,976
Other	7,687	7,055	6,604

Total deferred taxes and other liabilities	$72,664	$63,087	$62,236

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
8. Shareholders’ Equity and Noncontrolling Interest
     A reconciliation of the total carrying amount of the Company’s equity accounts for the fiscal year ended January 30, 2010 and for the nine months ended October 30, 2010 is as follows (in thousands):

						Total
				Accumulated		Equity
		Capital in		Other		Attributable to
	Common	Excess of	Retained	Comprehensive	Treasury	Common	Noncontrolling	Total
	Stock	Par Value	Earnings	Income	Stock	Shareholders	Interest	Equity
Balances – January 30, 2010 (as adjusted-Note 16)	$705	$327,742	$956,032	$32,537	$(412,626)	$904,390	$—	$904,390
Net earnings	—	—	81,783	—	—	81,783	89	81,872
Other comprehensive income (a)	—	—	—	5,114	—	5,114	50	5,164
Cash dividends paid	—	—	(9,565)	—	—	(9,565)	—	(9,565)
Cash dividends declared	—	—	(4,783)	—	—	(4,783)	—	(4,783)
Share-based compensation	—	8,787	—	—	—	8,787	—	8,787
Common stock issued to stock discount plan	1	1,511	—	—	—	1,512	—	1,512
Common stock issued upon exercise of stock options	1	990	—	—	—	991	—	991
Common stock issued pursuant to restricted stock and deferred stock unit awards	2	(2)	—	—	—	—	—	—
Tax payments related to vested deferred stock units	—	(2,748)	—	—	—	(2,748)	—	(2,748)
Tax benefit related to share-based plans	—	662	—	—	—	662	—	662
Treasury stock purchased	—	—	—	—	(144)	(144)	—	(144)
Treasury stock issued to profit sharing plan	—	—	—	—	9	9	—	9
Fair value of noncontrolling interest associated with businesses acquired	—	—	—	—	—	—	13,004	13,004

Balances – October 30, 2010	$709	$336,942	$1,023,467	$37,651	$(412,761)	$986,008	$13,143	$999,151

(a)	Refer to condensed consolidated statements of other comprehensive income included within this Form 10-Q.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     A reconciliation of the total carrying amount of the Company’s equity accounts for the fiscal year ended January 31, 2009 and for the nine months ended October 31, 2009 is as follows (in thousands):

						Total
				Accumulated		Equity
		Capital in		Other		Attributable to
	Common	Excess of	Retained	Comprehensive	Treasury	Common	Noncontrolling	Total
	Stock	Par Value	Earnings	Income	Stock	Shareholders	Interest	Equity
Balances – January 31, 2009	$700	$315,404	$924,288	$14,292	$(412,536)	$842,148	$—	$842,148
Cumulative adjustment for change in accounting principle (Note 16)	—	—	1,339	—	—	1,339	—	1,339
Net earnings	—	—	64,968	—	—	64,968	—	64,968
Other comprehensive income (a)	—	—	—	18,911	—	18,911	—	18,911
Cash dividends paid	—	—	(7,364)	—	—	(7,364)	—	(7,364)
Cash dividends declared	—	—	(3,691)	—	—	(3,691)	—	(3,691)
Share-based compensation	—	7,603	—	—	—	7,603	—	7,603
Common stock issued to stock discount plan	1	1,438	—	—	—	1,439	—	1,439
Common stock issued upon exercise of stock options	1	1,592	—	—	—	1,593	—	1,593
Common stock issued pursuant to restricted stock and deferred stock unit awards	2	(2)	—	—	—	—	—	—
Tax payments related to vested deferred stock units	—	(1,634)	—	—	—	(1,634)	—	(1,634)
Tax deficiency related to share-based plans	—	(537)	—	—	—	(537)	—	(537)
Treasury stock purchased	—	—	—	—	(90)	(90)	—	(90)

Balances – October 31, 2009 (as adjusted- Note 16)	$704	$323,864	$979,540	$33,203	$(412,626)	$924,685	$—	$924,685

(a)	Refer to condensed consolidated statements of other comprehensive income included within this Form 10-Q.
9. Treasury Stock
     As of October 30, 2010, we had 18,118,350 shares held in treasury stock. The change in our treasury shares for the year ended January 30, 2010 and for the nine months ended October 30, 2010 is provided below:

Treasury
Shares
Balance, January 31, 2009	18,104,310
Purchases of treasury stock	7,292

Balance, January 30, 2010	18,111,602
Treasury stock issued to profit sharing plan	(386)
Purchases of treasury stock	7,134

Balance, October 30, 2010	18,118,350

     In January 2006, the Board of Directors authorized a $100.0 million share repurchase program of our common stock. This authorization superceded any remaining previous authorizations. In August 2007, the Company’s Board of Directors approved a replenishment of the Company’s share repurchase program to $100 million by authorizing $90.3 million to be added to the remaining $9.7 million of the then current program. No shares were purchased under the August 2007 authorization during the first nine months of 2010 or 2009. At October 30, 2010, the remaining balance available under the August 2007 authorization was $44.3 million.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     During the nine months ended October 30, 2010, 7,134 shares at a cost of $0.1 million were repurchased at an average price per share of $20.24 in a private transaction to satisfy tax withholding obligations arising upon the vesting of certain restricted stock. During the nine months ended October 30, 2009, 7,292 shares at a cost of $0.1 million were repurchased at an average price per share of $12.29 in a private transaction to satisfy tax withholding obligations arising upon the vesting of certain restricted stock.
10. Share-Based Compensation Plans
     We maintain several equity plans under which we may grant stock options, stock appreciation rights, restricted stock, deferred stock units and performance based awards to full-time key employees and non-employee directors. We account for share-based awards in accordance with the FASB standard regarding share-based payments, which requires the compensation cost resulting from all share-based payment transactions be recognized in the financial statements. The amount of compensation cost is measured based on the grant-date fair value of the instrument issued and is recognized over the vesting period. Share-based compensation expense recognized for the three and nine months ended October 30, 2010 was $3.1 million and $8.8 million, respectively. Share-based compensation expense recognized for the three and nine months ended October 31, 2009 was $2.4 million and $7.6 million, respectively.
Stock Options
     The following table summarizes stock option activity for the nine months ended October 30, 2010:

		Weighted-
		Average
		Exercise
	Shares	Price
Outstanding at January 30, 2010	1,642,905	$20.29
Granted	50,000	18.79
Exercised	(68,627)	14.44
Expired	(5,374)	20.89

Outstanding at October 30, 2010	1,618,904	$20.49

Exercisable at October 30, 2010	756,392	$18.75

     The weighted-average grant date fair value of the 50,000 stock options granted during the nine months ended October 30, 2010 was $8.27 per share. The following table summarizes the weighted average assumptions used to fair value stock options at the date of grant using the Black-Scholes option pricing model for the nine months ended October 30, 2010. No stock options were granted during the three months ended October 30, 2010.

For the Nine
Months Ended
October 30,
2010
Risk-free interest rate	1.80%
Expected lives	5.0 years
Dividend yield	1.65%
Expected volatility	57.03%
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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     As of October 30, 2010, we have unrecognized compensation expense related to nonvested stock options of approximately $5.5 million which is expected to be recognized over a weighted average period of 2.9 years.
     Restricted Stock and Deferred Stock Units
     The following table summarizes restricted stock and deferred stock unit activity for the nine months ended October 30, 2010:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 30, 2010	506,133	$22.35
Granted	335,116	23.97
Vested (1)	(338,545)	21.26
Forfeited	(10,310)	23.73

Nonvested at October 30, 2010	492,394	$24.17

(1)	Includes 108,666 shares relinquished for tax payments related to vested deferred stock units for the nine months ended October 30, 2010.
     During the nine months ended October 30, 2010, 20,196 restricted stock shares and 314,920 deferred stock units were granted and 19,360 restricted stock shares and 319,185 deferred stock units vested. No shares of restricted stock were forfeited during the nine months ended October 30, 2010. Total nonvested shares of 492,394 at October 30, 2010 include 69,334 nonvested restricted stock shares.
     As of October 30, 2010, we have unrecognized compensation expense related to nonvested restricted stock shares and deferred stock units of approximately $6.1 million which is expected to be recognized over a weighted average period of 1.2 years.
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
     During the nine months ended October 30, 2010, employees purchased 92,352 shares under the ESDP, which had a weighted-average share price of $16.38 per share. As of October 30, 2010, 1,085,148 shares were reserved for future issuance under the ESDP.
11. Fair Value Measurements
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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Effective January 31, 2010, we adopted enhanced disclosure requirements for fair value measurements. There were no transfers into or out of Level 1 and Level 2 during the three and nine months ended October 30, 2010.
     Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	October 30,	Instruments	Inputs	Inputs
(in thousands)	2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative financial instruments	$364	$—	$364	$—

Liabilities:
Derivative financial instruments	$548	$—	$548	$—

     Derivative financial instruments are comprised of foreign currency forward exchange contracts primarily entered into to minimize our foreign currency exposure related to forecasted purchases of certain inventories denominated in a currency different from the operating entity’s functional currency. Our derivative financial instruments are recorded in the condensed consolidated balance sheets at fair value based upon observable market inputs. Derivative financial instruments in an asset position are included within other current assets in the condensed consolidated balance sheets. Derivative financial instruments in a liability position are included within accrued expenses and other current liabilities in the condensed consolidated balance sheets. Refer to Note 12 for further information regarding our derivative instruments.
     At October 31, 2009 and at January 30, 2010, we had no financial assets or liabilities measured at fair value on a recurring basis.
     Assets and Liabilities that are Measured at Fair Value on a Non-Recurring Basis
     Long-lived assets, such as property and equipment and identifiable intangibles with finite useful lives, are periodically evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the asset carrying amount exceeds its fair value, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset. The fair values of long-lived assets held-for-use are based on our own judgments about the assumptions that market participants would use in pricing the asset and on observable market data, when available. We classify these measurements as Level 3 within the fair value hierarchy. For the three and nine months ended October 30, 2010, we recorded charges for the impairment of long-lived assets of $3.2 million and $3.4 million, respectively, which is included in SG&A in our condensed consolidated statement of earnings. The asset impairment charges reduced the carrying amounts of the applicable long-lived assets, primarily leasehold improvements for certain Men’s Wearhouse and Tux stores, to their fair values of $0.5 million as of October 30, 2010. No asset impairment charges were recorded for the three and nine months ended October 31, 2009.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Fair Value of Financial Instruments
     Our financial instruments, other than those presented in the disclosures above, consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, current maturities of long-term debt and long-term debt. Management estimates that, as of October 30, 2010, October 31, 2009 and January 30, 2010, the fair value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximate their fair value due to the highly liquid or short-term nature of these instruments. The fair values of current maturities of long-term debt at October 30, 2010 and of long-term debt at October 31, 2009 and January 30, 2010 approximate their carrying amounts based upon terms available to us for borrowings with similar arrangements and remaining maturities.
12. Derivative Financial Instruments
     We are exposed to market risk associated with foreign currency exchange rate fluctuations as a result of our direct sourcing programs and our operations in foreign countries. In connection with our direct sourcing programs, we may enter into merchandise purchase commitments that are denominated in a currency different from the functional currency of the operating entity. Our risk management policy is to hedge a significant portion of forecasted merchandise purchases for our direct sourcing programs that bear foreign exchange risk using foreign exchange forward contracts. The Company has not elected to apply hedge accounting to these transactions denominated in a foreign currency.
     Our derivative financial instruments are recorded in the condensed consolidated balance sheet at fair value determined by comparing the cost of the foreign currency to be purchased under the contracts using the exchange rates obtained under the contracts (adjusted for forward points) to the hypothetical cost using the spot rate at quarter end.
     The table below discloses the fair value of the derivative financial instruments included in the condensed consolidated balance sheet as of October 30, 2010. We held no derivative financial instruments as of October 31, 2009 or January 30, 2010.

	October 30, 2010
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
(in thousands)	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$364	Accrued expenses and other current liabilities	$548

Total derivative instruments		$364		$548

     At October 30, 2010, we had three contracts maturing in varying increments to purchase euros for an aggregate notional amount of US$2.9 million maturing at various dates through March 2011, five contracts maturing in varying increments to purchase USD for an aggregate notional amount of Canadian dollars (“CAD”) $4.3 million maturing at various dates through March 2011 and 55 contracts maturing in varying increments to purchase USD for an aggregate notional amount of pounds Sterling (“GBP”) $20.6 million maturing at various dates through June 2011. For the three and nine months ended October 30, 2010, we recognized a pre-tax gain of $0.2 million in cost of sales on the condensed consolidated statement of earnings for our derivative financial instruments not designated as cash flow hedges. No amounts were recognized in our results of operations during the three and nine months ended October 31, 2009.
     We had no derivative financial instruments with credit-risk-related contingent features underlying the agreements as of October 30, 2010.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
13. Segment Reporting
     On August 6, 2010, we acquired Dimensions and certain assets of Alexandra, two leading providers of corporate clothing uniforms and workwear in the UK (refer to Note 2 to the Condensed Consolidated Financial Statements for further details regarding the acquisitions). As a result of these acquisitions, in the third quarter of fiscal 2010, the Company revised its segment reporting to reflect two reportable segments, retail and corporate apparel, based on the way we manage, evaluate and internally report our business activities. Prior period amounts reported as one operating segment have been revised to conform to our new segment reporting structure.
     The retail segment includes the results from our four retail merchandising brands: Men’s Wearhouse, Men’s Wearhouse and Tux, K&G and Moores. These four brands are operating segments that have been aggregated into the retail reportable segment based on their similar economic characteristics, products, production processes, target customers and distribution methods. MW Cleaners is also aggregated in the retail segment as these operations have not had a significant effect on the revenues or expenses of the Company. Specialty apparel merchandise offered by our four retail merchandising concepts include suits, suit separates, sport coats, pants, shoes, shirts, sportswear, outerwear and accessories for men. Ladies’ career apparel is offered at most of our K&G stores and tuxedo rentals are offered at our Men’s Wearhouse, Men’s Wearhouse and Tux and Moores retail stores.
     The corporate apparel segment includes the results from our corporate apparel and uniform operations conducted by Twin Hill in the United States and, beginning in the third quarter of fiscal 2010, Dimensions and Alexandra in the UK. The two corporate apparel and uniform concepts are operating segments that have been aggregated into the reportable corporate apparel segment based on their similar economic characteristics, products, production processes, target customers and distribution methods. The corporate apparel segment provides corporate clothing uniforms and workwear to workforces.
     The accounting policies for each of our operating segments are the same as those described in Note 1 to the Condensed Consolidated Financial Statements.
     Operating income is the primary measure of profit we use to make decisions on allocating resources to our operating segments and to assess the operating performance of each operating segment. It is defined as income before interest expense, interest income, income taxes and noncontrolling interest. Corporate expenses are allocated to the retail segment.
     Net sales by brand and reportable segment are as follows:

	For the Three Months Ended		For the Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
(in thousands)	2010	2009	2010	2009
Net sales:
MW (1)	$349,092	$317,584	$1,034,786	$987,546
K&G	78,024	79,329	263,862	277,442
Moores	61,489	55,962	180,435	160,284
MW Cleaners	5,964	5,429	17,631	16,668

Total retail segment	494,569	458,304	1,496,714	1,441,940

Twin Hill	4,891	3,711	13,201	10,417
Dimensions and Alexandra (UK)	50,643	—	50,643	—

Total corporate apparel segment	55,534	3,711	63,844	10,417

Total net sales	$550,103	$462,015	$1,560,558	$1,452,357

(1)	MW includes Men’s Wearhouse and Men’s Wearhouse and Tux stores

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The following table sets forth supplemental products and services sales information for the Company:

	For the Three Months Ended		For the Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
(in thousands)	2010	2009	2010	2009
Net sales:
Men’s tailored clothing product	$194,765	$180,070	$586,049	$569,611
Men’s non-tailored clothing product	138,151	133,507	429,058	422,147
Ladies clothing product	17,334	16,594	57,432	55,071
Corporate apparel uniform product	55,534	3,711	63,844	10,417

Total clothing product	405,784	333,882	1,136,383	1,057,246

Tuxedo rental services	111,297	97,702	325,913	298,688

Alteration services	27,058	25,002	80,631	79,755
Retail dry cleaning services	5,964	5,429	17,631	16,668

Total alteration and other services	33,022	30,431	98,262	96,423

Total net sales	$550,103	$462,015	$1,560,558	$1,452,357

     Operating income (loss) by reportable segment and the reconciliation to earnings before income taxes is as follows:

	For the Three Months Ended		For the Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
(in thousands)	2010	2009	2010	2009
Operating income (loss):
Retail	$35,148	$29,972	$130,508	$105,430
Corporate apparel	(737)	(526)	(5,640)	(1,766)

Operating income	34,411	29,446	124,868	103,664
Interest income	83	289	163	778
Interest expense	(357)	(308)	(937)	(957)

Earnings before income taxes	$34,137	$29,427	$124,094	$103,485

     Total assets by reportable segment are as follows:

	October 30,	October 31,	January 30,
(in thousands)	2010	2009	2010
Segment assets:
Retail	$1,172,732	$1,246,956	$1,197,932
Corporate apparel (a)	232,649	36,000	36,220

Total assets	$1,405,381	$1,282,956	$1,234,152

(a)	As indicated in Note 2 to the Condensed Consolidated Financial Statements, the preliminary estimates of the fair value of the identifiable assets acquired and liabilities assumed in our August 6, 2010 acquisitions are not yet final and are subject to revisions until management’s appraisals and estimates are finalized, which may result in adjustments to the preliminary values as reported for the corporate apparel reportable segment at October 30, 2010.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
14. Ceased Tuxedo Rental Distribution Operations
     In late August 2010, a decision was made by management to cease tuxedo rental distribution operations at four of the ten U.S. facilities that we currently use for that purpose. The tuxedo rental distribution operations at these four facilities will cease in November 2010 and will be assumed by the remaining U.S. tuxedo distribution facilities, which will allow us to perform tuxedo rental distribution requirements more cost effectively. Three of the facilities will be converted to hub locations that redistribute tuxedo rental units and retail apparel merchandise to our Men’s Wearhouse, Men’s Wearhouse and Tux and K&G stores within limited geographic areas. We expect the total pre-tax charge to be incurred in ceasing tuxedo rental distribution operations at these four facilities to be approximately $3.6 million, which consists primarily of severance payments, the write-off of fixed assets and facility remediation costs. We also estimate that approximately $1.8 million of the charge will result in future cash expenditures. All costs are recognized as incurred.
     As of October 30, 2010, we have recognized retail segment pre-tax costs of $2.0 million for the ceased tuxedo rental distribution operations at these four facilities, including $0.7 million for severance payments and $1.3 million for the write-off of fixed assets. These charges are included in SG&A in our condensed consolidated statement of earnings. No cash payments related to the ceased tuxedo rental distribution operations were paid in the nine months ended October 30, 2010. The accrued balance of $0.7 million, included within “Accrued expenses and other current liabilities” in our condensed consolidated balance sheet at October 30, 2010, relates to severance payments which will be paid in the fourth quarter of fiscal 2010. We expect to incur additional charges of approximately $1.6 million in connection with the ceased tuxedo rental distribution operations at these four facilities.
     The following table details information related to the accrued balance recorded during the three months ended October 30, 2010 related to the ceased tuxedo rental distribution operations (in thousands):

Accrued costs at July 31, 2010	$—
Cost incurred	2,026
Non-cash charges	(1,330)

Accrued costs at October 30, 2010	$696

     The following table details information related to the accrued balance recorded during the nine months ended October 30, 2010 related to the ceased tuxedo rental distribution operations (in thousands):

Accrued costs at January 30, 2010	$—
Cost incurred	2,026
Non-cash charges	(1,330)

Accrued costs at October 30, 2010	$696

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
15. Legal Matters
     On October 8, 2009, the Company was named in a federal securities class action lawsuit filed in the United States District Court for the Southern District of Texas, Houston Division. The case is styled Material Yard Workers Local 1175 Benefit Funds, et al. v. The Men’s Wearhouse, Inc., Case No. 4:09-cv-03265. The class period alleged in the complaint runs from March 7, 2007 to January 9, 2008. The primary allegations are that the Company issued false and misleading press releases regarding its guidance for fiscal year 2007 on various occasions during the alleged class period. The complaint seeks damages based on the decline in the Company’s stock price following the announcement of lowered guidance on Oct. 10, 2007, Nov. 28, 2007, and Jan. 9, 2008. The case is in its early stages and discovery has not begun. The Company filed a motion to dismiss the complaint on April 12, 2010, and we are awaiting a decision from the Court. The Company believes the lawsuit is without merit and intends to mount a vigorous defense; we are unable to determine the likely outcome at this time.
     We are involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of our business. Management believes that none of these matters will have a material adverse effect on our financial position, results of operations or cash flows.
16. Change in Accounting Principle
     On August 1, 2010, we changed the method of determining cost under the lower of cost or market inventory valuation method used for our K&G brand (representing approximately 23% of our inventory) from the retail inventory method to the average cost method.
     We believe the average cost method is preferable over the retail inventory method because it results in greater precision in the determination of cost of sales and inventories. Under the average cost method, cost is computed using the actual cost of inventory purchases, while cost under the retail inventory method is determined by using imprecise estimates of inputs such as selling prices and gross margin. Additionally, this change results in a consistent inventory valuation method for all of our inventories.
     The effect of the change in accounting principle for periods prior to February 1, 2009 is not determinable as the period-specific information required to value K&G’s inventory on the average cost method is not available for periods prior to February 1, 2009. As stated in FASB guidance regarding accounting changes, when it is impracticable to determine the cumulative effect of applying a change in accounting principle to any prior period, the new accounting principle shall be applied as if the changes were made prospectively as of the earliest date practicable. Therefore, we adopted the new method of accounting for K&G’s inventory retrospectively to February 1, 2009. The effect of this change in accounting principle on inventory values as of the beginning of 2009 was an increase in inventory of $2.2 million, a decrease in deferred tax assets of $0.9 million and a reduction of retained earnings as of the beginning of 2009 of $1.3 million. The non-cash increase in the inventory balance of $2.2 million is due only to this accounting change as the underlying retail value of the inventory is not affected by this accounting change.
     Had we not changed our method of determining inventory cost for our K&G inventory in the current quarter, the impact would have been immaterial to our financial position, results of operations, cash flows and net earnings per common share attributable to the common shareholders as of and for the three and nine months ended October 30, 2010.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     For comparability purposes, the following tables set forth the financial statement line items as of and for the three months ended May 2, 2009 that were affected by the change in accounting principle. The change in accounting principle did not impact net cash provided by operating activities, net cash used in investing activities or net cash provided by financing activities as reported in the Condensed Consolidated Statement of Cash flows. However, certain line items were affected as shown below:

	As Previously	Change in
	Reported	Accounting	As Adjusted
	under Retail	Principle to	for the Effect
(In thousands, except per share amounts)	Method	Cost Method	of Change
Condensed Consolidated Balance Sheet at May 2, 2009 (unaudited) (1):
Inventories	$448,018	$2,541	$450,559
Other current assets	59,752	(1,005)	58,747
Retained earnings	925,881	1,536	927,417

Condensed Consolidated Statement of Earnings for the Three Months Ended May 2, 2009 (unaudited):
Cost of sales: Clothing product, including buying and distribution costs	$167,457	$(324)	$167,133
Operating income	8,776	324	9,100
Provision for income taxes	3,360	127	3,487
Net earnings attributable to common shareholders	5,256	197	5,453
Basic earnings per common share attributable to common shareholders	0.10	—	0.10
Diluted earnings per share attributable to common shareholders	0.10	—	0.10

Condensed Consolidated Statement of Cash Flows for the Three Months Ended May 2, 2009 (unaudited):
Net earnings including noncontrolling interest	$5,256	$197	$5,453
Deferred tax provision	3,009	127	3,136
Increase in inventories	(6,194)	(324)	(6,518)

(1)	Change in accounting principle to weighted average cost method includes the cumulative effect of the change in accounting principle.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     For comparability purposes, the following tables set forth the financial statement line items as of and for the three and six months ended August 1, 2009 that were affected by the change in accounting principle. The change in accounting principle did not impact net cash provided by operating activities, net cash used in investing activities or net cash provided by financing activities as reported in the Condensed Consolidated Statement of Cash flows. However, certain line items were affected as shown below:

	As Previously	Change in
	Reported	Accounting	As Adjusted
	under Retail	Principle to	for the Effect
(In thousands, except per share amounts)	Method	Cost Method	of Change
Condensed Consolidated Balance Sheet at August 1, 2009 (unaudited) (1):
Inventories	$430,777	$3,768	$434,545
Other current assets	51,876	(1,488)	50,388
Retained earnings	961,670	2,280	963,950

Condensed Consolidated Statement of Earnings for the Three Months Ended August 1, 2009 (unaudited):
Cost of sales: Clothing product, including buying and distribution costs	$170,187	$(1,226)	$168,961
Operating income	63,892	1,226	65,118
Provision for income taxes	24,407	482	24,889
Net earnings attributable to common shareholders	39,485	744	40,229
Basic earnings per common share attributable to common shareholders	0.75	0.01	0.76
Diluted earnings per share attributable to common shareholders	0.75	0.01	0.76

Condensed Consolidated Statement of Earnings for the Six Months Ended August 1, 2009 (unaudited):
Cost of sales: Clothing product, including buying and distribution costs	$337,644	$(1,550)	$336,094
Operating income	72,668	1,550	74,218
Provision for income taxes	27,767	609	28,376
Net earnings attributable to common shareholders	44,741	941	45,682
Basic earnings per common share attributable to common shareholders	0.85	0.02	0.87
Diluted earnings per share attributable to common shareholders	0.85	0.02	0.87

Condensed Consolidated Statement of Cash Flows for the Six Months Ended August 1, 2009 (unaudited):
Net earnings including noncontrolling interest	$44,741	$941	$45,682
Deferred tax benefit	(8,135)	609	(7,526)
Decrease in inventories	15,460	(1,550)	13,910

(1)	Change in accounting principle to weighted average cost method includes the cumulative effect of the change in accounting principle.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     For comparability purposes, the following tables set forth the financial statement line items as of and for the three and nine months ended October 31, 2009 that were affected by the change in accounting principle. The change in accounting principle did not impact net cash provided by operating activities, net cash used in investing activities or net cash provided by financing activities as reported in the Condensed Consolidated Statement of Cash flows. However, certain line items were affected as shown below:

	As Previously	Change in
	Reported	Accounting	As Adjusted
	under Retail	Principle to	for the Effect
(In thousands, except per share amounts)	Method	Cost Method	of Change
Condensed Consolidated Balance Sheet at October 31, 2009 (unaudited) (1):
Inventories	$473,626	$3,134	$476,760
Other current assets	48,997	(1,253)	47,744
Retained earnings	977,659	1,881	979,540

Condensed Consolidated Statement of Earnings for the Three Months Ended October 31, 2009 (unaudited):
Cost of sales: Clothing product, including buying and distribution costs	$147,354	$633	$147,987
Operating income	30,079	(633)	29,446
Provision for income taxes	10,375	(234)	10,141
Net earnings attributable to common shareholders	19,685	(399)	19,286
Basic earnings per common share attributable to common shareholders	0.37	—	0.37
Diluted earnings per share attributable to common shareholders	0.37	(0.01)	0.36

Condensed Consolidated Statement of Earnings for the Nine Months Ended October 31, 2009 (unaudited):
Cost of sales: Clothing product, including buying and distribution costs	$484,998	$(917)	$484,081
Operating income	102,747	917	103,664
Provision for income taxes	38,142	375	38,517
Net earnings attributable to common shareholders	64,426	542	64,968
Basic earnings per common share attributable to common shareholders	1.23	0.01	1.24
Diluted earnings per share attributable to common shareholders	1.22	0.01	1.23

Condensed Consolidated Statement of Cash Flows for the Nine Months Ended October 31, 2009 (unaudited):
Net earnings including noncontrolling interest	$64,426	$542	$64,968
Deferred tax benefit	(8,130)	375	(7,755)
Increase in inventories	(27,051)	(917)	27,968

(1)	Change in accounting principle to weighted average cost method includes the cumulative effect of the change in accounting principle.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     For comparability purposes, the following tables set forth the financial statement line items as of and for the three and twelve months ended January 30, 2010 that were affected by the change in accounting principle. The change in accounting principle did not impact net cash provided by operating activities, net cash used in investing activities or net cash provided by financing activities as reported in the Consolidated Statement of Cash flows. However, certain line items were affected as shown below:

	As Previously	Change in
	Reported	Accounting	As Adjusted
	under Retail	Principle to	for the Effect
(In thousands, except per share amounts)	Method	Cost Method	of Change
Consolidated Balance Sheet at January 30, 2010 (1):
Inventories	$431,492	$3,389	$434,881
Other current assets	74,075	(1,343)	72,732
Retained earnings	953,986	2,046	956,032

Consolidated Statement of Earnings for the Three Months Ended January 30, 2010:
Cost of sales: Clothing product, including buying and distribution costs	$185,173	$(255)	$184,918
Operating loss	(34,543)	255	(34,288)
Benefit for income taxes	(15,778)	90	(15,688)
Net loss attributable to common shareholders	(18,918)	165	(18,753)
Basic loss per common share attributable to common shareholders	(0.36)	—	(0.36)
Diluted loss per share attributable to common shareholders	(0.36)	—	(0.36)

Consolidated Statement of Earnings for the Twelve Months Ended January 30, 2010:
Cost of sales: Clothing product, including buying and distribution costs	$670,171	$(1,172)	$668,999
Operating income	68,204	1,172	69,376
Provision for income taxes	22,364	465	22,829
Net earnings attributable to common shareholders	45,508	707	46,215
Basic earnings per common share attributable to common shareholders	0.86	0.02	0.88
Diluted earnings per share attributable to common shareholders	0.86	0.02	0.88

Consolidated Statement of Shareholders’ Equity and Comprehensive Income at January 30, 2010:
Net earnings attributable to common shareholders	$45,508	$707	$46,215

Consolidated Statement of Cash Flows for the Twelve Months Ended January 30, 2010:
Net earnings including noncontrolling interest	$45,508	$707	$46,215
Deferred tax benefit	(30,630)	465	(30,165)
Decrease in inventories	15,579	(1,172)	14,407

(1)	Change in accounting principle to weighted average cost method includes the cumulative effect of the change in accounting principle.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     For comparability purposes, the following tables set forth the financial statement line items as of and for the three months ended May 1, 2010 that were affected by the change in accounting principle. The change in accounting principle did not impact net cash provided by operating activities, net cash used in investing activities or net cash provided by financing activities as reported in the Condensed Consolidated Statement of Cash flows. However, certain line items were affected as shown below:

	As Previously	Change in
	Reported	Accounting	As Adjusted
	under Retail	Principle to	for the Effect
(In thousands, except per share amounts)	Method	Cost Method	of Change
Condensed Consolidated Balance Sheet at May 1, 2010 (unaudited) (1):
Inventories	$435,351	$3,320	$438,671
Other current assets	68,830	(1,320)	67,510
Retained earnings	962,834	2,000	964,834

Condensed Consolidated Statement of Earnings for the Three Months Ended May 1, 2010 (unaudited):
Cost of sales: Clothing product, including buying and distribution costs	$167,313	$69	$167,382
Operating income	21,422	(69)	21,353
Provision for income taxes	7,589	(23)	7,566
Net earnings attributable to common shareholders	13,608	(46)	13,562
Basic earnings per common share attributable to common shareholders	0.26	—	0.26
Diluted earnings per share attributable to common shareholders	0.26	—	0.26

Condensed Consolidated Statement of Cash Flows for the Three Months Ended May 1, 2010 (unaudited):
Net earnings including noncontrolling interest	$13,608	$(46)	$13,562
Deferred tax provision	6,412	(23)	6,389
Increase in inventories	(1,103)	69	(1,034)

(1)	Change in accounting principle to weighted average cost method includes the cumulative effect of the change in accounting principle.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     For comparability purposes, the following tables set forth the financial statement line items as of and for the three and six months ended July 31, 2010 that were affected by the change in accounting principle. The change in accounting principle did not impact net cash provided by operating activities, net cash used in investing activities or net cash provided by financing activities as reported in the Condensed Consolidated Statement of Cash flows. However, certain line items were affected as shown below:

	As Previously	Change in
	Reported	Accounting	As Adjusted
	under Retail	Principle to	for the Effect
(In thousands, except per share amounts)	Method	Cost Method	of Change
Condensed Consolidated Balance Sheet at July 31, 2010 (unaudited) (1):
Inventories	$416,377	$4,009	$420,386
Other current assets	61,762	(1,567)	60,195
Retained earnings	1,000,553	2,442	1,002,995

Condensed Consolidated Statement of Earnings for the Three Months Ended July 31, 2010 (unaudited):
Cost of sales: Clothing product, including buying and distribution costs	$161,121	$(689)	$160,432
Operating income	68,415	689	69,104
Provision for income taxes	25,620	247	25,867
Net earnings attributable to common shareholders	42,520	442	42,962
Basic earnings per common share attributable to common shareholders	0.80	0.01	0.81
Diluted earnings per share attributable to common shareholders	0.80	0.01	0.81

Condensed Consolidated Statement of Earnings for the Six Months Ended July 31, 2010 (unaudited):
Cost of sales: Clothing product, including buying and distribution costs	$328,434	$(620)	$327,814
Operating income	89,837	620	90,457
Provision for income taxes	33,209	224	33,433
Net earnings attributable to common shareholders	56,128	396	56,524
Basic earnings per common share attributable to common shareholders	1.06	0.01	1.07
Diluted earnings per share attributable to common shareholders	1.05	0.01	1.06

Condensed Consolidated Statement of Cash Flows for the Six Months Ended July 31, 2010 (unaudited):
Net earnings including noncontrolling interest	$56,128	$396	$56,524
Deferred tax provision	3,958	224	4,182
Decrease in inventories	17,165	(620)	16,545

(1)	Change in accounting principle to weighted average cost method includes the cumulative effect of the change in accounting principle.

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
     We also conduct corporate apparel and uniform operations through Twin Hill in the United States and, in the Houston, Texas area, conduct retail dry cleaning and laundry operations through MW Cleaners.
     On August 6, 2010, we acquired Dimensions Clothing Limited (“Dimensions”) and certain assets of Alexandra plc (“Alexandra”), two leading providers of corporate clothing uniforms and workwear in the United Kingdom, to expand our corporate apparel operations. These operations offer their products through multiple channels including managed corporate accounts, catalogs and on the internet at www.dimensions.co.uk and www.alexandra.co.uk. The results of operations for Dimensions and Alexandra have been included in the condensed consolidated financial statements since that date. The combined businesses are organized under a UK-based holding company, of which we control 86% and certain existing shareholders of Dimensions control 14%. We have the right to acquire the remaining outstanding shares of the UK-based holding company in the future on the terms set forth in the Investment, Shareholders’ and Stock Purchase Agreement. The acquisition-date cash consideration transferred for the Dimensions and Alexandra acquisitions was US$97.8 million (£61 million) and was funded through our cash on hand. Refer to Note 2 to the Condensed Consolidated Financial Statements for further details regarding the acquisitions.
     As a result of these acquisitions, in the third quarter of fiscal 2010, we revised our segment reporting to reflect two reportable segments, retail and corporate apparel, based on the way we manage, evaluate and internally report our business activities. Prior period amounts reported as one operating segment have been revised to conform to our new segment reporting structure.
     The retail segment includes the results from our four retail merchandising brands: Men’s Wearhouse, Men’s Wearhouse and Tux, K&G and Moores. MW Cleaners is also aggregated in the retail segment as these operations have not had a significant effect on the revenues or expenses of the Company.
     The corporate apparel segment includes the results from our corporate apparel and uniform operations conducted by Twin Hill in the United States and, beginning in the third quarter of fiscal 2010, by Dimensions and Alexandra in the United Kingdom. Refer to Note 13 to the Condensed Consolidated Financial Statements for additional information and disclosures regarding our reportable segments and the discussion included in “Results of Operations” below.
     Also in the third quarter of fiscal 2010, we changed the method of determining cost under the lower of cost or market inventory valuation method used for our K&G brand (representing approximately 23% of our inventory) from the retail inventory method to the average cost method. We recorded the cumulative effect of the change in accounting principle retrospectively as of February 1, 2009. The cumulative effect of this change in accounting principle as of February 1, 2009 was an increase in inventory of $2.2 million, a decrease in deferred tax assets of $0.9 million and a net increase in retained earnings of $1.3 million. The retrospective application of this accounting change impacted both segment and consolidated operating income, as well as consolidated net earnings, for all comparable periods presented by insignificant amounts. The change in accounting principle did not have any impact on our previously reported net cash flows, sales or comparable store sales. Refer to Note 16 to the Condensed Consolidated Financial Statements.

Overview
     The following table presents information with respect to retail apparel stores in operation during each of the respective fiscal periods:

	For the Three Months		For the Nine Months		For the Year
	Ended		Ended		Ended
	October 30,	October 31,	October 30,	October 31,	January 30,
	2010	2009	2010	2009	2010
Stores open at beginning of period:	1,239	1,278	1,259	1,294	1,294
Opened	5	1	9	4	6
Closed	(31)	(5)	(55)	(24)	(41)

Stores open at end of period	1,213	1,274	1,213	1,274	1,259

Stores open at end of period:
Men’s Wearhouse	586	581	586	581	581
Men’s Wearhouse & Tux	408	469	408	469	454
K&G	102	107	102	107	107
Moores	117	117	117	117	117

	1,213	1,274	1,213	1,274	1,259

     We had revenues of $550.1 million and net earnings attributable to common shareholders of $25.3 million for the three months ended October 30, 2010, compared to revenues of $462.0 million and net earnings attributable to common shareholders of $19.3 million for the three months ended October 31, 2009. We had revenues of $1,560.6 million and net earnings attributable to common shareholders of $81.8 million for the nine months ended October 30, 2010, compared to revenues of $1,452.4 million and net earnings attributable to common shareholders of $65.0 million for the nine months ended October 31, 2009. We increased our revenues by $88.1 million or 19.1% and our gross margin by $33.0 million or 16.3% for the third quarter of 2010, and for the nine months ended October 30, 2010, we increased our revenues by $108.2 million or 7.5% and our gross margin by $66.9 million or 10.6%. The acquisitions of Dimensions and Alexandra on August 6, 2010 contributed $50.6 million of the increased revenues and $13.6 million of the increased gross margin. We closed 55 stores (four Men’s Wearhouse stores, five K&G stores and 46 Men’s Wearhouse & Tux stores), of which 31 had reached the end of their lease terms, and opened nine Men’s Wearhouse stores during the first nine months of 2010. We plan to continue our efforts to stimulate sales with discounts and other promotional events, to maintain our cost control efforts and to manage our capital expenditures.
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

Results of Operations
Three Months Ended October 30, 2010 compared to Three Months Ended October 31, 2009
     The following table sets forth the Company’s results of operations expressed as a percentage of net sales for the periods indicated:

	For the Three Months
	Ended (1)
	October 30,	October 31,
	2010	2009
Net sales:
Clothing product	73.8%	72.3%
Tuxedo rental services	20.2	21.1
Alteration and other services	6.0	6.6

Total net sales	100.0%	100.0%
Cost of sales:
Clothing product, including buying and distribution costs	37.1	32.0
Tuxedo rental services	3.2	3.6
Alteration and other services	4.5	5.0
Occupancy costs	12.5	15.7

Total cost of sales	57.3	56.3

Gross margin	42.7	43.7
Selling, general and administrative expenses	36.5	37.4

Operating income	6.3	6.4
Interest income	0.0	0.1
Interest expense	(0.1)	(0.1)

Earnings before income taxes	6.2	6.4
Provision for income taxes	1.6	2.2

Net earnings including noncontrolling interest	4.6	4.2
Less: Net earnings attributable to noncontrolling interest	0.0	0.0

Net earnings attributable to common shareholders	4.6%	4.2%

(1)	Percentage line items may not sum to totals due to the effect of rounding.
     The Company’s net sales increased $88.1 million, or 19.1%, to $550.1 million for the quarter ended October 30, 2010 as compared to the same prior year quarter. The increase was due mainly to a $71.9 million increase in clothing product revenues and a $13.6 million increase in tuxedo rental service revenue, and is attributable to the following:

(in millions)	Amount Attributed to
$30.7	Increase in comparable sales.
4.7	Increase in alteration and other services sales.
1.4	Increase from net sales of stores opened in 2009, relocated stores and expanded stores not yet included in comparable sales.
2.3	Increase in net sales from nine new stores opened in 2010.
(5.1)	Decrease in net sales resulting from stores closed.
2.3	Increase in net sales resulting from change in U.S./Canadian dollar exchange rate.

36.3	Increase in retail segment.

50.6	Increase in corporate apparel sales due to acquisitions.
1.2	Increase in other corporate apparel sales.

51.8	Increase in corporate apparel segment.

$88.1	Total

     Our net sales by reportable segment are as follows (in thousands):

	For the Three Months
	Ended
	October 30,	October 31,
	2010	2009
Retail	$494,569	$458,304
Corporate apparel	55,534	3,711

Total net sales	$550,103	$462,015

     Retail segment net sales increased $36.3 million, or 7.9%, to $494.6 million for the quarter ended October 30, 2010 as compared to the same prior year quarter. The increase was due mainly to a $20.1 million increase in clothing product revenues and a $13.6 million increase in tuxedo rental service revenue. Comparable store sales (which are calculated by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period) increased 9.6% at Men’s Wearhouse/Men’s Wearhouse & Tux, decreased 0.2% at K&G and increased 5.6% at Moores. Tuxedo rental service revenues as a percentage of total retail segment net sales increased from 21.3% in the third quarter of 2009 to 22.5% in the third quarter of 2010. In absolute dollars, tuxedo rental service revenues increased $13.6 million or 13.9% due mainly to a 14.6% increase in paid units rented, offset partially by lower average rental rates in the U.S. Exchange rate changes from a stronger Canadian dollar also caused total retail segment sales for the third quarter of 2010 to be $2.3 million more than the comparable prior year sales.
     The following table summarizes our retail segment comparable store sales by brand:

	For the Three Months
	Ended
	October 30,	October 31,
	2010	2009
Men’s Wearhouse, Men’s Wearhouse and Tux	9.6%	(0.2)%
K&G	(0.2)%	(1.1)%
Moores	5.6%	1.9%
     The increase of 9.6% in comparable store sales at Men’s Wearhouse and Men’s Wearhouse and Tux and 5.6% at Moores was due mainly to continued unit growth in our tuxedo rental services business, increased units per transaction and higher store traffic levels, which more than offset a decrease in the average transaction value. At K&G, the decrease of 0.2% in comparable store sales was due mainly to a decrease in the average transaction value.
     Corporate apparel segment net sales increased $51.8 million to $55.5 million for the quarter ended October 30, 2010 as compared to the same prior year quarter. This increase was primarily due to our acquisitions of Dimensions and Alexandra in the UK on August 6, 2010.

     The Company’s gross margin was as follows:

	For the Three Months
	Ended
	October 30,	October 30,
	2010	2009
Gross margin (in thousands)	$234,999	$202,041

Gross margin as a percentage of related sales:
Retail segment gross margin:
Clothing product	53.4%	56.0%
Tuxedo rental services	84.3%	83.1%
Alteration and other services	25.5%	24.1%
Occupancy costs (as a percentage of retail segment sales)	(13.9)%	(15.8)%

Total	44.5%	43.9%

Corporate apparel segment gross margin	26.5%	22.6%

Total gross margin	42.7%	43.7%

Total clothing product gross margin, including buying and distribution costs, as a percentage of related sales:
Retail segment	53.4%	56.0%
Corporate apparel segment	26.5%	22.6%

Total clothing product gross margin	49.7%	55.7%

     Total gross margin increased $33.0 million or 16.3% from the same prior year quarter to $235.0 million in the third quarter of 2010. As a percentage of sales, total gross margin decreased from 43.7% in the third quarter of 2009 to 42.7% in the third quarter of 2010. This decrease is due mainly to a decrease in clothing product margins which offset improvements in tuxedo rental margins and a decrease in occupancy cost.
     With respect to gross margin as a percentage of related sales, clothing product gross margin decreased from 55.7% in third quarter 2009 to 49.7% in third quarter 2010 due primarily to more aggressive promotional offerings in 2010 compared to 2009 and the increased mix of the lower margin corporate apparel business. The tuxedo rental services gross margin increased from 83.1% in third quarter 2009 to 84.3% in third quarter 2010 due primarily to a decrease in rental product retirement costs in 2010 and lower dry cleaning costs as a percentage of related sales. The gross margin for alteration and other services increased from 24.1% in third quarter 2009 to 25.5% in third quarter 2010 mainly as a result of increased alteration sales associated with an increase in suit unit sales in 2010. Occupancy costs decreased from 15.8% in the third quarter of 2009 to 13.9% in the third quarter of 2010. On an absolute dollar basis, occupancy cost decreased by $3.4 million or 4.7% from the third quarter of 2009 to the third quarter of 2010 primarily due to fewer open stores in 2010 and reduced depreciation following impairment charges taken in the fourth quarter of 2009.
     In the retail segment, total gross margin as a percentage of sales increased from 43.9% in the third quarter of 2009 to 44.5% in the third quarter of 2010 as the improved tuxedo rental margins and the decrease in occupancy cost more than offset the reduced clothing product margin. In the corporate apparel segment, total gross margin as a percentage of sales increased from 22.6% in the third quarter of 2009 to 26.5% in the third quarter of 2010 due to our acquisitions of Dimensions and Alexandra in the UK on August 6, 2010.

     Selling, general and administrative expenses increased to $200.6 million in the third quarter of 2010 from $172.6 million in the third quarter of 2009, an increase of $28.0 million or 16.2%. As a percentage of sales, these expenses decreased from 37.4% in the third quarter of 2009 to 36.5% in the third quarter of 2010. The components of this 0.9% net decrease in SG&A expenses as a percentage of net sales and the related absolute dollar changes were as follows:

%	Attributed to

(0.3)
Decrease in advertising expense as a percentage of sales from 3.9% in the third quarter of 2009 to 3.6% in the third quarter of 2010. On an absolute dollar basis, advertising expense increased $1.7 million.

(2.1)	Decrease in store salaries as a percentage of sales from 15.0% in the third quarter of 2009 to 12.9% in the third quarter of 2010. Store salaries on an absolute dollar basis increased $1.7 million.
1.5
Increase in other SG&A expenses as a percentage of sales from 18.5% in the third quarter of 2009 to 20.0% in the third quarter of 2010. On an absolute dollar basis, other SG&A expenses increased $24.6 million primarily due to expenses related to our acquisitions of Dimensions and Alexandra on August 6, 2010, increased medical insurance costs, costs incurred for ceased tuxedo rental distribution operations (refer to Note 14 in Notes to Condensed Consolidated Financial Statements) and approximately $3.2 million in non-cash asset impairment charges taken in the third quarter of fiscal 2010.

(0.9)%	Total
     In the retail segment, SG&A expenses as a percentage of sales remained flat at 37.4% in the third quarter of 2009 and 2010. Decreases in advertising and store salaries were offset by increased medical insurance costs, costs incurred for ceased tuxedo rental distribution operations and non-cash asset impairment charges taken in the third quarter of fiscal 2010.
     In the corporate apparel segment, SG&A expenses as a percentage of sales decreased from 36.8% in the third quarter of 2009 to 27.8% in the third quarter of 2010 due primarily to our acquisitions of Dimensions and Alexandra on August 6, 2010. The corporate apparel segment operating loss of $0.7 million for the third quarter of 2010 resulted mainly from $1.4 million in acquisition costs incurred during the quarter.
     Interest expense increased from $0.3 million in the third quarter of 2009 to $0.4 million in the third quarter of 2010 while interest income decreased from $0.3 million in the third quarter of 2009 to $0.1 million in the third quarter of 2010. Weighted average borrowings outstanding increased from $42.8 million in the third quarter of 2009 to $45.1 million in the third quarter of 2010, and the weighted average interest rate on outstanding indebtedness increased from 1.9% to 2.3%. The increase in the weighted average borrowings is due to the strengthening of the Canadian dollar in the third quarter of 2010 as compared to the prior year. The weighted average interest rate for the third quarter of 2010 increased mainly due to an increase in the effective interest rate for the Canadian term loan from 1.3% at October 31, 2009 to 1.9% at October 30, 2010. The decrease in interest income was primarily attributable to a shift in our investments and lower interest rates for the third quarter of 2010 as compared to the third quarter of 2009.
     Our effective income tax rate was 25.7% for the third quarter of 2010 and 34.5% for the third quarter of 2009. The effective tax rate in 2010 was lower than the statutory U.S. federal rate of 35% due to the favorable tax rate effects from the release of valuation allowances previously established for potential utilization limitations on foreign tax credit carryforwards and recognition of previously unrecognized tax benefits and related accrued interest from expirations of statutes of limitations, offset partially by the effect of state income taxes. The effective tax rate in 2009 differed from the statutory U.S. federal rate of 35% due to various factors including the effect of state income taxes, the conclusion of certain income tax audits and recognition of previously unrecognized tax benefits and related accrued interest upon the expiration of statutes of limitations.
     Net earnings attributable to noncontrolling interest was $0.1 million for the third quarter of 2010 due to our acquisitions of Dimensions and Alexandra on August 6, 2010. The Company controls 86% of the UK-based operations.
     These factors resulted in net earnings attributable to common shareholders of $25.3 million or 4.6% of net sales for the third quarter of 2010, compared with net earnings of $19.3 million or 4.2% of net sales for the third quarter of 2009.

Nine Months Ended October 30, 2010 compared to Nine Months Ended October 31, 2009
     The following table sets forth the Company’s results of operations expressed as a percentage of net sales for the periods indicated:

	For the Nine Months
	Ended (1)
	October 30,	October 31,
	2010	2009
Net sales:
Clothing product	72.8%	72.8%
Tuxedo rental services	20.9	20.6
Alteration and other services	6.3	6.6

Total net sales	100.0%	100.0%
Cost of sales:
Clothing product, including buying and distribution costs	34.1	33.3
Tuxedo rental services	3.3	3.4
Alteration and other services	4.7	4.9
Occupancy costs	13.4	15.0

Total cost of sales	55.4	56.7

Gross margin	44.6	43.3
Selling, general and administrative expenses	36.6	36.2

Operating income	8.0	7.1
Interest income	0.0	0.1
Interest expense	(0.1)	(0.1)

Earnings before income taxes	8.0	7.1
Provision for income taxes	2.7	2.7

Net earnings including noncontrolling interest	5.2	4.5
Less: Net earnings attributable to noncontrolling interest	0.0	0.0

Net earnings attributable to common shareholders	5.2%	4.5%

(1)	Percentage line items may not sum to totals due to the effect of rounding.
     The Company’s net sales increased $108.2 million or 7.5% to $1,560.6 million for the first nine months of 2010 as compared to the same prior year period. The increase was due mainly to a $79.1 million increase in clothing product revenues and a $27.2 million increase in tuxedo rental service revenue, and is attributable to the following:

(in millions)	Amount Attributed to

$38.3	Increase in comparable sales.
4.5	Increase in alteration and other services sales.
5.1	Increase from net sales of stores opened in 2009, relocated stores and expanded stores not yet included in comparable sales.
2.9	Increase in net sales from nine new stores opened in 2010.
(11.6)	Decrease in net sales resulting from stores closed.
15.6	Increase in net sales resulting from change in U.S./Canadian dollar exchange rate.

54.8	Increase in retail segment.

50.6	Increase in corporate apparel sales due to acquisitions.
2.8	Increase in other corporate apparel sales.

53.4	Increase in corporate apparel segment.

$108.2	Total

     Our net sales by reportable segment are as follows (in thousands):

	For the Nine Months Ended
	October 30,	October 31,
	2010	2009
Retail	$1,496,714	$1,441,940
Corporate apparel	63,844	10,417

Total net sales	$1,560,558	$1,452,357

     Retail segment net sales increased $54.8 million, or 3.8%, to $1,496.7 million for the nine months ended October 30, 2010 as compared to the same prior year period. The increase was due mainly to a $25.7 million increase in clothing product revenues and a $27.2 million increase in tuxedo rental service revenue. Comparable store sales increased 4.8% at Men’s Wearhouse/Men’s Wearhouse & Tux, decreased 3.5% at K&G and increased 2.1% at Moores. Tuxedo rental service revenues as a percentage of total retail segment net sales increased from 20.7% in the first nine months of 2009 to 21.8% in the first nine months of 2010; in absolute dollars, tuxedo rental service revenues increased $27.2 million or 9.1% due mainly to a 10.8% increase in paid units rented, offset partially by lower average rental rates in the U.S. Exchange rate changes from a stronger Canadian dollar also caused total retail segment sales for the first nine months of 2010 to increase $15.6 million over the comparable prior year sales.
     The following table summarizes our retail comparable store sales by brand:

	For the Nine Months Ended
	October 30,	October 31,
	2010	2009
Men’s Wearhouse, Men’s Wearhouse & Tux	4.8%	(3.0)%
K&G	(3.5)%	(0.8)%
Moores	2.1%	(1.9)%
     The increase of 4.8% in comparable store sales at Men’s Wearhouse and Men’s Wearhouse and Tux and 2.1% at Moores was due mainly to continued unit growth in our tuxedo rental services business and higher store traffic levels, which offset a decrease in the average transaction value and units per transaction. At K&G, the decrease of 3.5% in comparable store sales was due mainly to a decrease in the average transaction value.
     Corporate apparel segment net sales increased $53.4 million to $63.8 million for the first nine months of 2010 as compared to the same prior year period. This increase was primarily due to our acquisitions of Dimensions and Alexandra on August 6, 2010.

     The Company’s gross margin was as follows:

	For the Nine Months Ended
	October 30,	October 30,
	2010	2009
Gross margin (in thousands)	$696,274	$629,368

Gross margin as a percentage of related sales:
Retail segment gross margin:
Clothing product	54.8%	54.5%
Tuxedo rental services	84.4%	83.3%
Alteration and other services	25.6%	26.5%
Occupancy costs (as a percentage of retail segment sales)	(13.9)%	(15.1)%

Total	45.4%	43.5%

Corporate apparel segment gross margin	26.5%	21.9%

Total gross margin	44.6%	43.3%

Total clothing product gross margin, including buying and distribution costs, as a percentage of related sales:
Retail segment	54.8%	54.5%
Corporate apparel segment	26.5%	21.9%

Total clothing product gross margin	53.2%	54.2%

     Total gross margin increased $66.9 million or 10.6% from the same prior year period to $696.3 million in the first nine months of 2010. As a percentage of sales, total gross margin increased from 43.3% in the first nine months of 2009 to 44.6% in the first nine months of 2010. This increase is due mainly to an increase in tuxedo rental margin and a decrease in occupancy cost.
     With respect to gross margin as a percentage of related sales, clothing product gross margin decreased from 54.2% in the first nine months of 2009 to 53.2% in the first nine months of 2010 due primarily to the increased mix of the lower margin corporate apparel business. The tuxedo rental services gross margin increased from 83.3% in the first nine months of 2009 to 84.4% in the first nine months of 2010 due primarily to a decrease in rental product retirement costs in 2010 and lower dry cleaning costs as a percentage of related sales. The gross margin for alteration and other services decreased from 26.5% in the first nine months of 2009 to 25.6% in the first nine months of 2010 mainly as a result of decreased suit unit sales in 2010. Occupancy costs as a percentage of retail segment sales decreased from 15.1% in the first nine months of 2009 to 13.9% in the first nine months of 2010. On an absolute dollar basis, occupancy cost decreased by $9.6 million or 4.4% from the first nine months of 2009 to the first nine months of 2010 primarily due to fewer open stores in 2010 and reduced depreciation following impairment charges taken in the fourth quarter of 2009.
     In the retail segment, total gross margin as a percentage of sales increased from 43.5% in the first nine months of 2009 to 45.4% in the first nine months of 2010 primarily due to improved tuxedo rental margins and a decrease in occupancy cost. In the corporate apparel segment, total gross margin as a percentage of sales increased from 21.9% in the first nine months of 2009 to 26.5% in the first nine months of 2010 due to our acquisitions of Dimensions and Alexandra on August 6, 2010.

     Selling, general and administrative expenses increased to $571.4 million in the first nine months of 2010 from $525.7 million in the first nine months of 2009, an increase of $45.7 million or 8.7%. As a percentage of sales, these expenses increased from 36.2% in the first nine months of 2009 to 36.6% in the first nine months of 2010. The components of this 0.4% net increase in SG&A expenses as a percentage of net sales and the related absolute dollar changes were as follows:

%	Attributed to

0.1
Increase in advertising expense as a percentage of sales from 4.0% in the first nine months of 2009 to 4.1% in the first nine months of 2010. On an absolute dollar basis, advertising expense increased $5.5 million.

(0.7)
Decrease in store salaries as a percentage of sales from 14.4% in the first nine months of 2009 to 13.7% in the first nine months of 2010. Store salaries on an absolute dollar basis increased $4.3 million.

1.0
Increase in other SG&A expenses as a percentage of sales from 17.8% in the first nine months of 2009 to 18.8% in the first nine months of 2010. On an absolute dollar basis, other SG&A expenses increased $35.9 million primarily due to expenses related to our acquisitions of Dimensions and Alexandra on August 6, 2010, increased medical insurance costs, costs incurred for ceased tuxedo rental distribution operations (refer to Note 14 in the Notes to Condensed Consolidated Financial Statements), approximately $3.4 million for non-cash asset impairment charges taken in the first nine months of fiscal 2010, and the absence in 2010 of a cumulative adjustment of $3.1 million recognized in the second quarter of 2009 for gift card breakage income.

0.4%	Total
     In the retail segment, SG&A expenses as a percentage of net sales increased from 36.2% in the first nine months of 2009 to 36.7% in the first nine months of 2010 primarily due to increased medical insurance costs, costs incurred for ceased tuxedo rental distribution operations, non-cash asset impairment charges taken in the first nine months of fiscal 2010, and the absence in 2010 of a cumulative adjustment of $3.1 million recognized in the second quarter of 2009 for gift card breakage income.
     In the corporate apparel segment, SG&A expenses as a percentage of net sales decreased from 38.8% in the first nine months of 2009 to 35.3% in the first nine months of 2010 due primarily to our acquisitions of Dimensions and Alexandra on August 6, 2010. The corporate apparel segment operating loss of $5.6 million for the first nine months of 2010 resulted mainly from $4.1 million in acquisition costs related to these acquisitions.
     Interest expense decreased slightly from $1.0 million for the first nine months of 2009 to $0.9 million for the first nine months of 2010 while interest income decreased from $0.8 million in the first nine months of 2009 to $0.2 million in the first nine months of 2010. Weighted average borrowings outstanding decreased from $48.6 million in the first nine months of 2009 to $45.0 million in the first nine months of 2010, and the weighted average interest rate on outstanding indebtedness remained flat at 1.9%. The decrease in the weighted average borrowings was due to the repayment of our outstanding balance on our revolving credit facility of $25.0 million in the first quarter of 2009. The decrease in interest income was primarily attributable to a shift in our investments and lower interest rates for the first nine months of 2010 as compared to the first nine months of 2009.
     Our effective income tax rate was 34.0% for the first nine months of 2010 and 37.2% for the first nine months of 2009. The effective tax rate in 2010 was lower than the statutory U.S. federal rate of 35% due to the favorable tax rate effects from the release of valuation allowances previously established for potential utilization limitations on foreign tax credit carryforwards, the conclusion of certain income tax audits, and recognition of previously unrecognized tax benefits and related accrued interest from expirations of statutes of limitations. The favorable tax rate effects for 2010 were partially offset by the effect of state income taxes. The effective tax rate in 2009 was higher than the statutory U.S. federal rate of 35% due to unfavorable tax rate effects from state income taxes, partially offset by recognition of previously unrecognized tax benefits and associated accrued interest resulting from the conclusion of certain income tax audits.
     Net earnings attributable to noncontrolling interest was $0.1 million for the first nine months of 2010 due to our acquisitions of Dimensions and Alexandra on August 6, 2010. The Company controls 86% of the UK-based operations.

     These factors resulted in net earnings attributable to common shareholders of $81.8 million or 5.2% of net sales for the first nine months of 2010, compared with net earnings of $65.0 million or 4.5% of net sales for the first nine months of 2009.
Liquidity and Capital Resources
     At October 30, 2010, January 30, 2010 and October 31, 2009, cash and cash equivalents totaled $197.8 million, $186.0 million and $198.5 million, respectively. We had working capital of $501.6 million, $486.3 million and $488.1 million at October 30, 2010, January 30, 2010 and October 31, 2009, respectively. Our primary sources of working capital are cash flows from operations and borrowings under our Credit Agreement. Historically, our working capital has been at its lowest level in January and February, and has increased through November as inventory buildup occurs in preparation for the fourth quarter selling season. The $15.3 million increase in working capital at October 30, 2010 compared to January 30, 2010 resulted primarily from $11.8 million in increased cash balances, as increases in accounts receivables and inventories during the first nine months of 2010 were largely offset by increases in current liabilities, including the current liability classification at October 30, 2010 of our Canadian debt of US$45.6 million due on February 10, 2011.
     On August 6, 2010, we acquired Dimensions and certain assets of Alexandra, two leading providers of corporate clothing uniforms and workwear in the United Kingdom, to expand our corporate apparel operations. The operating results of Dimensions and Alexandra have been included in the condensed consolidated financial statements since that date. The combined businesses are organized under a UK-based holding company, of which the Company controls 86% and certain existing shareholders of Dimensions control 14%. The Company has the right to acquire the remaining outstanding shares of the UK-based holding company in the future on the terms set forth in the Investment, Shareholders’ and Stock Purchase Agreement. The acquisition-date cash consideration transferred for the Dimensions and Alexandra acquisitions was $79.8 million and $18.0 million, respectively, totaling $97.8 million (£61 million), and was funded through the Company’s cash on hand.
Credit Facilities
     Our Amended and Restated Credit Agreement (the “Credit Agreement”) with a group of banks, which was last amended on February 2, 2007, provides for a total senior secured revolving credit facility of $200.0 million, which can be expanded to $250.0 million upon additional lender commitments, that matures on February 11, 2012. The Credit Agreement also provided our Canadian subsidiaries with a senior secured term loan used to fund the repatriation of US$74.7 million of Canadian earnings in January 2006 under the American Jobs Creation Act of 2004. The Canadian term loan matures on February 10, 2011. The Credit Agreement is secured by the stock of certain of the Company’s subsidiaries. The Credit Agreement has several borrowing and interest rate options including the following indices: (i) an alternate base rate (equal to the greater of the prime rate or the federal funds rate plus 0.5%) or (ii) LIBO rate or (iii) CDO rate. Advances under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin up to 1.125%. The Credit Agreement also provides for fees applicable to unused commitments ranging from 0.100% to 0.175%. As of October 30, 2010, there was US$45.6 million outstanding under the Canadian term loan, with an effective interest rate of 1.9%, and no borrowings outstanding under the revolving credit facility.
     The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain certain financial ratios. The restrictive provisions in the Credit Agreement reflect an overall covenant structure that is generally representative of a commercial loan made to an investment-grade company. Our debt, however, is not rated, and we have not sought, and are not seeking, a rating of our debt. We were in compliance with the covenants in the Credit Agreement as of October 30, 2010.
     We are in the process of amending and restating the Credit Agreement to provide for a total secured revolving credit facility of $200.0 million, which can be expanded to $300.0 million upon additional lender commitments, to mature in December 2015. In addition, as amended and restated, the revolving facility is expected to allow for borrowings in multiple currencies, including US dollars, Canadian dollars and pounds Sterling, and to make certain adjustments to the financial covenants. In addition to use for general corporate purposes, we intend to use borrowings under the amended and restated facility to pay off the Canadian term loan discussed above. We anticipate closing the amendment and restatement of our credit facility in the fourth quarter of fiscal 2010.
     We utilize letters of credit primarily to secure inventory purchases and as collateral for workers compensation claims. At October 30, 2010, letters of credit totaling approximately $23.0 million were issued and outstanding. Borrowings available under our Credit Agreement at October 30, 2010 were $177.0 million.

Cash flow activities
     Operating activities — Our primary source of operating cash flow is from sales to our customers. Our primary uses of cash include merchandise inventory and tuxedo rental product purchases, personnel related expenses, occupancy costs, advertising costs and income tax payments. Our operating activities provided net cash of $165.9 million in the first nine months of 2010, due mainly to net earnings, adjusted for non-cash charges, and an increase in accounts payable, accrued expenses and other current liabilities, offset by increases in accounts receivable, inventories, tuxedo rental product and a decrease in income taxes payable. During the first nine months of 2009, our operating activities provided net cash of $162.4 million, due mainly to net earnings, adjusted for non-cash charges, a decrease in other assets and an increase in income taxes payable, offset by increases in inventories and tuxedo rental product. The increase in accounts receivable during the first nine months of 2010 was due primarily to a build of customer balances at our UK operations acquired in the third quarter of fiscal 2010. The increase in inventories during the first nine months of 2009 was primarily due to seasonal inventory build up. Inventories also increased in the first nine months of 2010 but the increase was less than the prior year due to our continued efforts to align inventory purchases with sales expectations and a decrease in our retail store count. Tuxedo rental product increased in each of the periods to support the continued growth of our tuxedo rental business and, in 2009, to replenish and replace a portion of our tuxedo rental product offerings. The increase in accounts payable, accrued expenses and other current liabilities in the first nine months of 2010 was primarily due to the timing of vendor payments, while the decrease in income taxes payable was due to the timing of required tax payments. The decrease in other assets in the first nine months of 2009 was due mainly to tax refunds received, while the increase in income taxes payable was due to the timing and amounts of required tax payments.
     Investing activities — Our cash outflows from investing activities are primarily for capital expenditures and, in 2010, acquisitions of businesses. During the first nine months of 2010, our investing activities used net cash of $141.5 million, due mainly to our acquisitions of Dimensions and Alexandra on August 6, 2010 for US$97.8 million and capital expenditures of $43.8 million. During the first nine months of 2009, our investing activities used net cash of $25.1 million due mainly to capital expenditures of $44.5 million, offset by proceeds of short-term investments of $19.4 million. Our capital expenditures relate to costs incurred for stores opened, remodeled or relocated during the period or under construction at the end of the period, office and distribution facility additions and infrastructure technology investments.
     Financing activities — Our cash outflows from financing activities consist primarily of cash dividend payments and debt payments, while cash inflows from financing activities consist primarily of proceeds from our revolving credit facility. During the first nine months of 2010, our financing activities used net cash of $13.8 million due mainly to cash dividends paid of $14.3 million, offset by $2.5 million proceeds from the issuance of common stock. Our financing activities used net cash of $34.5 million for the first nine months of 2009, due mainly to payments on our revolving credit facility of $25.0 million and cash dividends paid of $11.0 million, offset by $3.0 million of proceeds from the issuance of common stock.
     Share repurchase program — In January 2006, the Board of Directors authorized a $100.0 million share repurchase program of our common stock. This authorization superceded any remaining previous authorizations. In August 2007, the Company’s Board of Directors approved a replenishment of the Company’s share repurchase program to $100 million by authorizing $90.3 million to be added to the remaining $9.7 million of the then current program. No shares were purchased under the August 2007 authorization during the first nine months of 2010 or 2009. At October 30, 2010, the remaining balance available under the August 2007 authorization was $44.3 million.
     During the nine months ended October 30, 2010, 7,134 shares at a cost of $0.1 million were repurchased at an average price per share of $20.24 in a private transaction to satisfy tax withholding obligations arising upon the vesting of certain restricted stock. During the nine months ended October 31, 2009, 7,292 shares at a cost of $0.1 million were repurchased at an average price per share of $12.29 in a private transaction to satisfy tax withholding obligations arising upon the vesting of certain restricted stock.
     Dividends — Cash dividends paid were approximately $14.3 million and $11.0 million for the nine months ended October 30, 2010 and October 31, 2009, respectively.
     In October 2010, our Board of Directors declared a quarterly cash dividend of $0.09 per share payable on December 24, 2010 to shareholders of record at close of business on December 14, 2010. The dividend payout is estimated to be approximately $4.8 million and is included in accrued expenses and other current liabilities on the condensed consolidated balance sheet as of October 30, 2010.

Future cash flow
     Current domestic and global economic conditions, including high unemployment levels, reduced public sector spending and constrained credit markets, could negatively affect our future operating results as well as our existing cash and cash equivalents balances. In addition, conditions in the financial markets could limit our access to additional capital resources, if needed, and could increase associated costs. We believe based on our current business plan that our existing cash and cash flows from operations will be sufficient to fund our planned store openings, relocations and remodelings, other capital expenditures and operating cash requirements, including integration costs and other requirements related to our August 6, 2010 UK-based acquisitions, and that we will be able to maintain compliance with the covenants in our Credit Agreement for at least the next 12 months. Borrowings available under our Credit Agreement were $177.0 million as of October 30, 2010. As discussed above, we are currently in the process of amending and restating our Credit Agreement on terms which we consider comparable or favorable to our existing terms.
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
     We are exposed to market risk associated with foreign currency exchange rate fluctuations as a result of our direct sourcing programs and our operations in foreign countries. In connection with our direct sourcing programs, we may enter into merchandise purchase commitments that are denominated in a currency different from the functional currency of the operating entity. Our risk management policy is to hedge a significant portion of forecasted merchandise purchases for our direct sourcing programs that bear foreign exchange risk using foreign exchange forward contracts. As these foreign exchange forward contracts are with three financial institutions, we are exposed to credit risk in the event of nonperformance by these parties. However, due to the creditworthiness of these major financial institutions, full performance is anticipated.
Critical Accounting Policies and Estimates
     The preparation of our condensed consolidated financial statements requires the appropriate application of accounting policies in accordance with generally accepted accounting principles. In many instances, this also requires management to make estimates and assumptions about future events that affect the amounts and disclosures included in our financial statements. We base our estimates on historical experience and various assumptions that we believe are reasonable under our current business model. However, because future events and conditions and their effects cannot be determined with certainty, actual results will differ from our estimates and such differences could be material to our financial statements. There have been no significant changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Foreign Currency Risk
     We are subject to exposure from fluctuations in U.S. dollar/Euro exchange rates, U.S. dollar/pounds Sterling (“GBP”) exchange rates and U.S. dollar/Canadian dollar (“CAD”) exchange rates as a result of our direct sourcing programs and our operations in foreign countries. Our acquired UK-based operations in particular are subject to exposure from fluctuations in U.S. dollar/GBP exchange rates as Dimensions and Alexandra sell their products and conduct their business primarily in GBP but purchase most of their merchandise in transactions paid in U.S. dollars.
     As further described in Note 12 of Notes to Condensed Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Information and Results of Operations — Liquidity and Capital Resources”, our risk management policy is to hedge a significant portion of forecasted merchandise purchases for our direct sourcing programs that bear foreign exchange risk using foreign exchange forward contracts. The Company has not elected to apply hedge accounting to these transactions denominated in a foreign currency. At October 30, 2010, we had three contracts maturing in varying increments to purchase euros for an aggregate notional amount of US$2.9 million maturing at various dates through March 2011, five contracts maturing in varying increments to purchase USD for an aggregate notional amount of CAD$4.3 million maturing at various dates through March 2011 and 55 contracts maturing in varying increments to purchase USD for an aggregate notional amount of GBP$20.6 million maturing at various dates through June 2011. For the three and nine months ended October 30, 2010, we recognized a pre-tax gain of $0.2 million in cost of sales on the condensed consolidated statement of earnings for our derivative financial instruments not designated as cash flow hedges. We held no outstanding contracts at October 31, 2009. A hypothetical 10% increase in applicable October 30, 2010 forward rates could decrease the fair value of the derivative financial instruments by $1.4 million, whereas a hypothetical 10% decrease in applicable October 30, 2010 forward rates could increase the fair value of the derivative contracts by $1.3 million. However, it should be noted that any change in the value of these contracts, whether real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged item.
     Dimensions and Alexandra, our UK-based acquisitions, sell their products and conduct their business primarily in GBP but purchase most of their merchandise in transactions paid in U.S. dollars. The exchange rate between the GBP and U.S. dollar has fluctuated over the last ten years. A decline in the value of the GBP as compared to the U.S. dollar will adversely impact our UK operating results as the cost of merchandise purchases will increase and the revenues and earnings of our UK operations will be reduced when they are translated to U.S. dollars. Also, the value of our UK net assets in U.S. dollars may decline. Dimensions and Alexandra utilize foreign currency hedging contracts as discussed above to limit exposure to changes in U.S. dollar/GBP exchange rates.
     Moores conducts its business in Canadian dollars. The exchange rate between Canadian dollars and U.S. dollars has fluctuated over the last ten years. If the value of the Canadian dollar against the U.S. dollar weakens, then the revenues and earnings of our Canadian operations will be reduced when they are translated to U.S. dollars. Also, the value of our Canadian net assets in U.S. dollars may decline. Moores utilizes foreign currency hedging contracts as discussed above to limit exposure to changes in U.S. dollar/CAD exchange rates.
     Interest Rate Risk
     We are also subject to market risk as a result of the outstanding balance of US$45.6 million under our Canadian term loan at October 30, 2010, which bears a variable interest rate (see Note 4 of Notes to Condensed Consolidated Financial Statements). An increase in market interest rates would increase our interest expense and our cash requirements for interest payments. For example, an average increase of 0.5% in the variable interest rate would increase our interest expense and payments by approximately $0.2 million. At October 30, 2010, there were no borrowings outstanding under our revolving credit facility.
     We also have exposure to market rate risk for changes in interest rates as those rates relate to our investment portfolio. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. As of October 30, 2010, we have highly liquid investments classified as cash equivalents in our condensed consolidated balance sheet. Future investment income earned on our cash equivalents will fluctuate in line with short-term interest rates.

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
Changes in Internal Controls over Financial Reporting
     Other than the events discussed under the Dimensions and Alexandra acquisitions below, there were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended October 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
     Dimensions and Alexandra Acquisitions
     On August 6, 2010, we acquired Dimensions and Alexandra, two leading providers of corporate clothing uniforms and workwear in the United Kingdom. For additional information regarding the acquisitions, refer to Note 2 to the Condensed Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 in this Quarterly Report.
     On June 22, 2004, the Office of the Chief Accountant of the SEC issued guidance regarding the reporting of internal control over financial reporting in connection with a major acquisition. On October 6, 2004, the SEC revised its guidance to include expectations of quarterly reporting updates of new internal control and the status of the control regarding any exempted businesses. This guidance was reiterated in September 2007 to affirm that management may omit an assessment of an acquired business’s internal control over financial reporting from its assessment of internal control over financial reporting for a period not to exceed one year.
     We have recommended to our Audit Committee that we exclude the operations acquired in the Dimensions and Alexandra acquisitions from the scope of our Sarbanes-Oxley Section 404 report on internal controls over financial reporting for the year ending January 29, 2011 which is due in March 2011. We are in the process of implementing our internal control structure over the acquired operations, and expect that this effort will be completed in fiscal 2011.
PART II. OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
     On October 8, 2009, the Company was named in a federal securities class action lawsuit filed in the United States District Court for the Southern District of Texas, Houston Division. The case is styled Material Yard Workers Local 1175 Benefit Funds, et al. v. The Men’s Wearhouse, Inc., Case No. 4:09-cv-03265. The class period alleged in the complaint runs from March 7, 2007 to January 9, 2008. The primary allegations are that the Company issued false and misleading press releases regarding its guidance for fiscal year 2007 on various occasions during the alleged class period. The complaint seeks damages based on the decline in the Company’s stock price following the announcement of lowered guidance on Oct. 10, 2007, Nov. 28, 2007, and Jan. 9, 2008. The case is in its early stages and discovery has not begun. The Company filed a motion to dismiss the complaint on April 12, 2010, and we are awaiting a decision from the Court. The Company believes the lawsuit is without merit and intends to mount a vigorous defense; we are unable to determine the likely outcome at this time.
     We are involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of our business. Management believes that none of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A — RISK FACTORS
     In addition to the general risk factors described in our Annual Report on Form 10-K, including those related to acquisition integration and to general economic conditions, our acquisitions of Dimensions and Alexandra on August 6, 2010 involves the following risks:
A reduction in the value of the GBP against the U.S. dollar can significantly impact the acquired businesses.
     Dimensions and Alexandra, our UK-based acquisitions, sell their products and conduct their business primarily in GBP but purchase most of their merchandise in transactions paid in U.S. dollars. A decline in the value of the GBP as compared to the U.S. dollar will adversely impact our UK operating results as the cost of merchandise purchases will increase, particularly in relation to longer term customer contracts that have little or no pricing adjustment provisions. Dimensions and Alexandra utilize foreign currency hedging contracts as well price renegotiations to mitigate some of this risk.
The general economic conditions in the UK and particularly service cut backs being put forth by the current government may reduce demand for the businesses of Dimensions and Alexandra.
     The UK has experienced and is continuing to experience an economic slow down. As a result of expected deficits, the UK government has announced significant reductions in public services including reductions in employment. Employees in the public service in the UK are a significant target market for the acquired businesses and a substantial reduction in the number of these employees could adversely affect our UK operating results.

ITEM 6 — EXHIBITS
     (a) Exhibits.

Exhibit
Number		Exhibit Index

10.1	—	License Agreement dated effective as of November 5, 2010, by and between the George Zimmer 1988 Living Trust and The Men’s Wearhouse, Inc (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 10, 2010).

10.2	—	Fourth Amended and Restated Employment Agreement dated effective as of October 25, 2010, by and between The Men’s Wearhouse, Inc. and David H. Edwab (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 10, 2010).

18	—	Preferability Letter from Independent Registered Public Accounting Firm Regarding Change in Accounting Principles (filed herewith).

31.1	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

31.2	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).

32.1	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

32.2	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).

101.1	—	The following financial information from The Men’s Wearhouse, Inc.’s Quarterly Report on Form 10-Q for the quarter and nine months ended October 30, 2010, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, The Men’s Wearhouse, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 9, 2010	THE MEN’S WEARHOUSE, INC.
	By	/s/ NEILL P. DAVIS
Neill P. Davis
Executive Vice President, Chief Financial Officer, Treasurer and Principal Financial Officer

EXHIBIT INDEX

Exhibit
Number		Exhibit Index

10.1	—	License Agreement dated effective as of November 5, 2010, by and between the George Zimmer 1988 Living Trust and The Men’s Wearhouse, Inc (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 10, 2010).

10.2	—	Fourth Amended and Restated Employment Agreement dated effective as of October 25, 2010, by and between The Men’s Wearhouse, Inc. and David H. Edwab (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 10, 2010).

18	—	Preferability Letter from Independent Registered Public Accounting Firm Regarding Change in Accounting Principles (filed herewith).

31.1	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

31.2	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).

32.1	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

32.2	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).

101.1	—	The following financial information from The Men’s Wearhouse, Inc.’s Quarterly Report on Form 10-Q for the quarter and nine months ended October 30, 2010, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.