Form 10-K
period 2011-01-29
MENS WEARHOUSE INC
filed 2011-03-30
CIK 884217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-16097
THE MEN’S WEARHOUSE, INC.
(Exact Name of Registrant as Specified in its Charter)

Texas (State or Other Jurisdiction of Incorporation or Organization)	74-1790172 (IRS Employer Identification Number)

6380 Rogerdale Road Houston, Texas (Address of Principal Executive Offices)	77072-1624 (Zip Code)
(281) 776-7000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $.01 per share	New York Stock Exchange
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑. No ☐.
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
The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of shares of common stock on the New York Stock Exchange on July 31, 2010, was approximately $947.9 million.
The number of shares of common stock of the registrant outstanding on March 24, 2011 was 51,420,365 excluding 19,710,867 shares classified as Treasury Stock.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated as to
Notice and Proxy Statement for the Annual Meeting of Shareholders scheduled to be held June 15, 2011.	Part III: Items 10,11,12, 13 and 14

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
     Forward-looking statements are not guarantees of future performance and a variety of factors could cause actual results to differ materially from the anticipated or expected results expressed in or suggested by these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, actions by governmental entities, domestic and international economic activity and inflation, success, or lack thereof, in executing our internal operating plans and new store and new market expansion plans, including successful integration of acquisitions, performance issues with key suppliers, disruption in buying trends due to homeland security concerns, severe weather, foreign currency fluctuations, government export and import policies, aggressive advertising or marketing activities of competitors and legal proceedings. Future results will also be dependent upon our ability to continue to identify and complete successful expansions and penetrations into existing and new markets and our ability to integrate such expansions with our existing operations. Refer to “Risk Factors” contained in Part I of this Annual Report on Form 10-K for a more complete discussion of these and other factors that might affect our performance and financial results. These forward-looking statements are intended to convey the Company’s expectations about the future, and speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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
The Company
     We are one of the largest specialty retailers of men’s suits and the largest provider of tuxedo rental product in the United States (“U.S.”) and Canada. At January 29, 2011, we operated 1,192 retail stores, with 1,075 stores in the United States and 117 stores in Canada. Our U.S. retail stores are operated under the brand names of Men’s Wearhouse (585 stores), Men’s Wearhouse and Tux (388 stores) and K&G (102 stores) in 47 states and the District of Columbia. Our Canadian stores are operated under the brand name of Moores Clothing for Men in ten provinces. We also conduct retail dry cleaning and laundry operations through MW Cleaners in the Houston, Texas area.
     On August 6, 2010, we acquired Dimensions Clothing Limited (“Dimensions”) and certain assets of Alexandra plc (“Alexandra”), two leading providers of corporate clothing uniforms and workwear in the United Kingdom (“UK”), to complement our corporate apparel operations conducted by Twin Hill in the United States. The acquired businesses are organized under a UK-based holding company, of which the Company controls 86% and certain previous shareholders of Dimensions control 14%. The Company has the right to acquire the remaining outstanding shares of the UK-based holding company after fiscal 2013 on terms set forth in the Investment, Shareholders’ and Stock Purchase Agreement. The acquisition-date cash consideration transferred for the Dimensions and Alexandra acquisitions was US$97.8 million (£61 million) and was funded through our cash on hand.
     As a result of these acquisitions, in the third quarter of fiscal 2010, we revised our segment reporting to reflect two reportable segments, retail and corporate apparel, based on the way we manage, evaluate and internally report our business activities. Prior to these acquisitions our corporate apparel business did not have a significant effect on the revenues or expenses of the Company and we reported our business as one operating segment. Refer to the “Business Segments” discussion below.
     Also in the third quarter of fiscal 2010, we changed the method of determining cost under the lower of cost or market inventory valuation method used for our K&G brand (representing approximately 23% of our inventory) from the retail inventory method to the average cost method. We recorded the cumulative effect of the change in accounting principle retrospectively as of February 1, 2009. The cumulative effect of this change in accounting principle as of February 1, 2009 was an increase in inventory of $2.2 million, a decrease in deferred tax assets of $0.9 million and a net increase in retained earnings of $1.3 million. The retrospective application of this accounting change impacted both segment and consolidated operating income, as well as consolidated net earnings, for all comparable periods presented by insignificant amounts. The change in accounting principle did not have any impact on our previously reported net cash flows, sales or comparable store sales. Refer to Note 14 of Notes to Consolidated Financial Statements contained herein.
     During fiscal years 2010, 2009 and 2008, we generated total net sales of $2,102.7 million, $1,909.6 million and $1,972.4 million, respectively, and net earnings attributable to common shareholders of $67.7 million, $46.2 million and $58.8 million, respectively.

Business Segments
     As discussed above, as a result of our acquisitions of Dimensions and Alexandra in the third quarter of fiscal 2010, we revised our segment reporting to reflect two reportable segments, retail and corporate apparel, based on the way we manage, evaluate and internally report our business activities. Prior to these acquisitions our corporate apparel business did not have a significant effect on the revenues or expenses of the Company and we reported our business as one operating segment. Prior period amounts reported as one operating segment have been revised to conform to our new segment reporting structure.
     The following table presents our net sales and operating income by reportable segment for the last three fiscal years (in thousands):

	Fiscal Year
	2010	2009	2008
Net sales:
Retail	$1,976,366	$1,896,102	$1,950,919
Corporate apparel	126,298	13,473	21,499

Total net sales	$2,102,664	$1,909,575	$1,972,418

Operating income (loss):
Retail	$108,392	$73,670	$89,132
Corporate apparel	(6,721)	(4,294)	1,339

Operating income	$101,671	$69,376	$90,471

     Additional segment information, together with certain geographical information, is included in Note 11 of Notes to Consolidated Financial Statements contained herein.
     The corporate apparel segment provides corporate clothing uniforms and workwear to workforces with operations conducted by Twin Hill in the United States and, beginning in the third quarter of fiscal 2010, Dimensions and Alexandra in the UK. Alexandra also operates in The Netherlands and France. We offer our corporate apparel clothing products through multiple channels including managed corporate accounts, catalogs and on the internet at www.dimensions.co.uk and www.alexandra.co.uk. We offer a wide variety of customer branded apparel such as shirts, blouses, trousers, skirts and suits as well as a wide range of other products from aprons to safety vests to high visibility police outerwear. With respect to our managed contracts, we generally provide complete management of our customers’ corporate clothing programs from design, fabric buying and manufacture to measuring, product roll-outs and ongoing stock replacement and replenishment. The corporate apparel segment accounted for approximately 6.0%, 0.7% and 1.1% of our total net sales in fiscal 2010, 2009 and 2008, respectively.

     In our retail segment, we offer our products and services through our four retail merchandising brands — The Men’s Wearhouse, Men’s Wearhouse and Tux, K&G and Moores Clothing for Men — and on the internet at www.menswearhouse.com. Our stores are located throughout the United States and Canada and carry a wide selection of brand name and private label merchandise. Our retail segment accounted for approximately 94.0%, 99.3% and 98.9% of our total net sales in fiscal 2010, 2009 and 2008, respectively. MW Cleaners, a retail dry cleaning and laundry operation in the Houston, Texas area, is also aggregated in the retail segment as these operations have not had a significant effect on the revenues or expenses of the Company.
     Below is a summary of store statistics with respect to our retail apparel stores during each of the respective fiscal years, followed by a brief description of each brand.

	For the Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
Stores open at beginning of period:	1,259	1,294	1,273
Opened	10	6	43
Closed	(77)	(41)	(22)

Stores open at end of period	1,192	1,259	1,294

Stores open at end of period:
Men’s Wearhouse	585	581	580
Men’s Wearhouse and Tux	388	454	489
K&G	102	107	108
Moores	117	117	117

Total	1,192	1,259	1,294

     At January 29, 2011 we also operated 35 retail dry cleaning and laundry facilities in the Houston, Texas area.
     Men’s Wearhouse/Men’s Wearhouse and Tux
     Under the Men’s Wearhouse brand, we target middle and upper-middle income men by providing a superior level of customer service and offering quality merchandise, including a broad selection of designer, brand name and private label merchandise and “big and tall” product, at regular and sale prices we believe are competitive with traditional department stores. Our merchandise includes suits, suit separates, sport coats, slacks, formalwear, business casual, sportswear, outerwear, dress shirts, shoes and accessories. We concentrate on men’s “wear-to-work” business attire that is characterized by infrequent and more predictable fashion changes. Therefore, we believe we are not as exposed to trends typical of more fashion-forward apparel retailers where significant markdowns to move out-of-style merchandise are more common. However, our concentration in “wear-to-work” business attire is impacted by macroeconomic trends, particularly employment levels.
     At January 29, 2011, we operated 585 Men’s Wearhouse apparel stores in 47 states and the District of Columbia. These stores are referred to as “Men’s Wearhouse stores” or “traditional stores” and also offer a full selection of tuxedo rental product. We believe our tuxedo rental program broadens our customer base by drawing first-time and younger customers into our stores. We believe this in turn generates opportunities for incremental apparel sales by introducing these customers to the quality merchandise selection and superior level of customer service at our traditional stores. To further accommodate these younger tuxedo rental customers, we also offer an expanded merchandise assortment of dress and casual apparel targeted towards a younger customer in our traditional stores.
     Men’s Wearhouse stores vary in size from approximately 3,100 to 9,700 total square feet (average square footage at January 29, 2011 was 5,673 square feet with 87% of stores having between 4,000 and 7,000 square feet). Men’s Wearhouse stores are primarily located in middle and upper-middle income regional strip and specialty retail shopping centers. We believe our customers generally prefer to limit the amount of time they spend shopping for menswear and seek easily accessible store sites. In fiscal 2010, we opened nine new Men’s Wearhouse stores and closed five stores.

     At January 29, 2011, we also operated another 388 stores in 38 states branded as Men’s Wearhouse and Tux that offer a full selection of tuxedo rental product and a limited selection of retail merchandise, including dress and casual apparel targeted towards a younger customer. These stores, referred to as “rental stores”, are smaller than our traditional stores and are located primarily in regional malls and lifestyle centers. These rental stores vary in size from approximately 600 to 4,800 total square feet (average square footage at January 29, 2011 was 1,381 square feet with 85% of stores having between 1,000 and 4,000 square feet). In fiscal 2010, we closed 66 Men’s Wearhouse and Tux stores.
     Our Men’s Wearhouse and Men’s Wearhouse and Tux stores accounted for 68.1% of our total retail segment net sales in fiscal 2010, 67.6% in fiscal 2009 and 67.8% in fiscal 2008.
     K&G
     Under the K&G brand, we target the more price sensitive customer. At January 29, 2011, we operated 102 K&G stores in 28 states, 91 of which also offer ladies’ career apparel, sportswear and accessories, including shoes.
     We believe that K&G’s more value-oriented superstore approach appeals to certain customers in the apparel market. K&G offers first-quality, current-season apparel and accessories comparable in quality to that of traditional department stores, at everyday low prices we believe are typically up to 60% below the regular prices charged by such stores. K&G’s merchandising strategy emphasizes broad assortments across all major categories of both men’s and ladies apparel, including tailored clothing, casual sportswear, dress furnishings, children’s clothing, footwear and accessories. This merchandise selection, which includes brand name as well as private label merchandise, positions K&G to attract a wide range of customers in each of its markets.
     K&G stores vary in size from approximately 5,400 to 42,000 total square feet (average square footage at January 29, 2011 was 23,472 square feet with 63% of stores having between 15,000 and 25,000 square feet). K&G stores are “destination” stores located primarily in second generation strip shopping centers that are easily accessible from major highways and thoroughfares. K&G has created a 20,000 to 25,000 square foot men’s and ladies’ superstore prototype. In fiscal 2010, we opened one new K&G store and closed six stores.
     Our K&G stores accounted for 18.2% of our total retail segment net sales in fiscal 2010, 19.5% in fiscal 2009 and 19.3% in fiscal 2008.
     Moores
     Moores is one of Canada’s leading specialty retailers of men’s suits, with 117 retail apparel stores in 10 Canadian provinces at January 29, 2011. Similar to the Men’s Wearhouse stores, Moores stores offer a broad selection of quality merchandise, including “big and tall” products, at regular and sale prices we believe are competitive with traditional Canadian department stores. Moores focuses on basic tailored “wear-to-work” apparel that we believe limits exposure to changes in fashion trends and the need for significant markdowns. However, similar to the Men’s Wearhouse stores, this concentration in “wear-to-work” business attire is impacted by macroeconomic trends, particularly employment levels. Moores’ merchandise consists of suits, sport coats, slacks, business casual, dress shirts, sportswear, outerwear, shoes and accessories.
     We also offer tuxedo rentals at all of our Moores stores which we believe broadens our customer base by drawing first-time and younger customers into our stores. To further accommodate these younger tuxedo rental customers, we also offer an expanded merchandise assortment including dress and casual apparel targeted towards a younger customer in our Moores stores.
     Moores stores vary in size from approximately 3,600 to 15,100 total square feet (average square footage at January 29, 2011 was 6,306 square feet with 80% of stores having between 4,000 and 7,000 square feet). Moores stores are primarily located in middle and upper-middle income regional strip and specialty retail shopping centers. We believe our customers generally prefer to limit the amount of time they spend shopping for menswear and seek easily accessible store sites. In fiscal 2010, no Moores stores were opened or closed.
     Our Moores stores accounted for 12.5% of our total retail segment net sales in fiscal 2010, 11.7% in fiscal 2009 and 11.8% in fiscal 2008.

Expansion Strategy
     Our expansion strategy includes:
•	opening a limited number of apparel stores in new and existing markets,

•	expanding our e-commerce business,

•	expanding our corporate apparel and uniform business,

•	identifying potential opportunities in international markets, and

•	identifying potential acquisition opportunities.
     In general terms, we consider a geographic area served by a common group of television stations as a single market.
     At present, we believe that our ability to increase the number of traditional Men’s Wearhouse stores in the United States is limited. However, we believe that additional growth opportunities exist through continuing the diversification of our merchandise mix, continuing our promotional strategies, relocating existing stores and adding complementary products and services. We believe the expansion of our retail merchandise selection to include dress and casual apparel targeted towards a younger customer will continue to generate opportunities for incremental apparel sales by introducing younger customers to the quality merchandise selection and superior level of customer service associated with our stores.
     We plan to continue to focus on achieving a significant increase in our e-commerce business during fiscal 2011 and intend to increase our online media and marketing spending. We will expand the breadth and depth of our menswearhouse.com online product offerings, including web-only and non-tailored merchandise, and we will launch a new e-commerce enabled site for K&G in the first quarter of fiscal 2011. We intend to continue to focus on improving our site functionality and conversion rate through staffing and technology investments and development partnerships. In addition, our database marketing efforts will be more concentrated on online opportunities. We believe these parallel efforts will contribute to enhanced growth in our e-commerce business for fiscal 2011 and future years.
     We plan to continue to pursue our U.S. corporate apparel and uniform program in 2011 through our existing sales force. In the UK, our corporate apparel expansion strategy includes growth in catalog sales by investing in direct market expertise, targeting non-customer contract opportunities, expansion into key European markets, sale of additional products to existing customers and identifying potential acquisition opportunities.
     We also plan to open one additional retail dry cleaning and laundry facility in the Houston, Texas area during fiscal 2011.
Merchandising
     Retail Segment
     Our apparel stores offer a broad selection of designer, brand name and private label men’s business attire, including a consistent stock of core items (such as basic suits, navy blazers and tuxedos) and a significant selection of “big and tall” product. Although basic styles are emphasized, each season’s merchandise reflects current fabric, fit and color trends and a smaller percentage of inventory is more fashion oriented. The broad merchandise selection creates increased sales opportunities by permitting a customer to purchase substantially all of his tailored wardrobe and accessory requirements, including shoes, at our apparel stores. Within our tailored clothing, we offer an assortment of styles from a variety of manufacturers and maintain a broad selection of fabrics, colors and sizes. Based on the experience and expertise of our management, we believe that the depth of selection offered provides us with an advantage over most of our competitors.

     The Company’s inventory mix includes “business casual” merchandise designed to meet demand for such products resulting from more relaxed dress codes in the workplace. This merchandise consists of tailored and non-tailored clothing (sport coats, casual slacks, knits and woven sports shirts, sweaters and casual shoes) that complements the existing product mix and provides opportunity for enhanced sales without significant inventory risk. To further accommodate our younger tuxedo rental customers, we also offer an expanded merchandise assortment of dress and casual apparel targeted towards a younger customer in our Men’s Wearhouse, Men’s Wearhouse and Tux and Moores stores.
     During 2010, 2009 and 2008, 56.3%, 56.0% and 54.6%, respectively, of our total retail men’s net clothing product sales were attributable to tailored clothing (suits, sport coats and slacks) and 43.7%, 44.0% and 45.4%, respectively, were attributable to casual attire, sportswear, shoes, shirts, ties, outerwear and other clothing product sales.
     We do not purchase significant quantities of merchandise overruns or close-outs. We provide recognizable quality merchandise at prices that assist the customer in identifying the value available at our apparel stores. We believe that the merchandise at Men’s Wearhouse and Moores stores, before consideration of promotional discounts, is generally offered at attractive price points that are competitive with traditional department stores and that merchandise at K&G stores is generally up to 60% below regular retail prices charged by such stores.
     Beginning in the fourth quarter of fiscal 2008 and throughout fiscal 2009 and 2010, we made a strategic change to our promotional cadence by utilizing a variety of pricing techniques such as “buy one get one free” and “buy one get one for $100” versus our past practice of everyday low prices and only having two annual clearance events. Our promotional pricing strategy is designed to encourage multiple unit sales, and it allows us to offer our customers excellent value while still maintaining adequate margins and remaining competitive in the current economic environment.
     Corporate Apparel Segment
     In our corporate apparel operations, we work with our customers, who are generally businesses and organizations in both the public and private sector, to create custom apparel programs designed to support and enhance their respective brands. Our comprehensive apparel collections, including basic apparel categories such as shirts, blouses, skirts and suits as well as a wide range of other products from aprons to safety vests and high visibility police outerwear, feature designs with sizes and fits that meet the performance needs of our customers’ employees and utilize the latest technology in long-wearing fabrications. Career wear, casual wear and workwear make up an increasingly significant portion of the product mix as service industry customers continue to grow.
     Under our managed contracts, our customers receive a full range of services including design, measuring and sizing, employee database management and replenishment forecasting, supply chain management and distribution and logistics of finished products. Customers work with our in-house design and technical teams to design and develop uniforms or other corporate wear that creates strong brand identity. We utilize our management information and garment tracking system which highlights trends, identifies issues and provides benchmark data for the customer at all levels from individual wearer to enterprise-wide. This system also allows us to identify potential cost savings and develop solutions on behalf of our customers and to respond quickly to trends or other changing needs.
     With respect to our UK catalog and internet operations, customers can design an off-the rack program that provides custom alterations and embroidery on any of our standard, ready-to wear clothing. We work with such customers to create a distinctive, branded program that may include the addition of a company logo or other custom trim.

Customer Service and Marketing
     Retail Segment
     The Men’s Wearhouse and Moores sales personnel are trained as clothing consultants to provide customers with assistance and advice on their apparel needs, including product style, color coordination, fabric choice and garment fit. Consultants are encouraged to offer guidance to the customer at each stage of the decision-making process, making every effort to earn the customer’s confidence and to create a professional relationship that will continue beyond the initial visit. Men’s Wearhouse and Tux stores are generally smaller than our traditional stores and are staffed to facilitate the tuxedo rental and retail sales process.
     K&G stores are designed to allow customers to select and purchase apparel by themselves. For example, each merchandise category is clearly marked and organized by size and suits are specifically tagged “Athletic Fit,” “Double-Breasted,” “Three Button,” etc., as a means of further assisting customers to easily select their styles and sizes. K&G employees are also available to assist customers with merchandise selection, including correct sizing.
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
     The Company’s advertising strategy primarily consists of television, radio, direct mail, email, online and bridal shows. We consider our integrated efforts across these channels to be the most effective means of both attracting and reaching potential new customers, as well as reinforcing our positive attributes for our various brands with our existing customer base. Our total annual advertising expenditures for the retail segment were $89.9 million, $81.8 million and $76.7 million in 2010, 2009 and 2008, respectively.
     The Company entered into a marketing agreement with David’s Bridal, Inc., the nation’s largest bridal retailer, in connection with the acquisition of 509 tuxedo rental stores in fiscal 2007. As a result, we have a preferred relationship with David’s Bridal, Inc. with respect to our tuxedo rental operations.
     We also offer our “Perfect Fit” loyalty program to our Men’s Wearhouse, Men’s Wearhouse and Tux and Moores customers. Under the loyalty program, customers receive points for purchases. Points are equivalent to dollars spent on a one-for-one basis, excluding any sales tax dollars. Upon reaching 500 points, customers are issued a $50 rewards certificate which they may use to make purchases at Men’s Wearhouse, Men’s Wearhouse and Tux or Moores stores. We believe that the loyalty program facilitates our ability to cultivate long-term relationships with our customers. All customers who register for our “Perfect Fit” loyalty program are eligible to participate and earn points for purchases. Approximately 74% of sales transactions at our Men’s Wearhouse, Men’s Wearhouse and Tux and Moores stores were to customers who participated in the loyalty program in fiscal 2010.
     Corporate Apparel Segment
     Sector characteristics tend to impact the corporate wear requirements of our individual customers. For example, retail customers typically have high staff turnover levels resulting in large replenishment volumes and significant seasonal demand, while banking customers generally have lower turnover and replenishment requirements but refresh or rebrand uniforms more frequently. The public service sector has historically consisted of fragmented regional authorities although there seems to be a move in the UK toward more consolidated sourcing units.
     Sectors which tend to be strong users of third party corporate wear providers are retail, finance, utilities, hospitality and leisure. Our customer base includes companies and organizations in the retail grocery, retail, banking, distribution, travel and leisure, postal, security, healthcare and public sectors. Our managed contract customers are generally organizations with larger numbers of uniform wearing employees or those that use uniforms as a form of brand identity. We have long established relationships with many of the UK’s top employers and we currently maintain over 25 managed accounts with an average account size greater than 15,000 wearers. Our typical catalog customers are small to medium sized organizations with a relatively smaller number of employees or organizations where brand differentiation is not imperative.

     During fiscal 2010, one customer accounted for 13.6% of our total corporate apparel net sales; no other customer accounted for 10% or more of our total corporate apparel net sales. Management does not believe that the loss of any customer would significantly impact us.
     Under our managed contracts, we take responsibility for dressing our customers’ employees and are the exclusive supplier of corporate wear to many of our customers. Because of the nature of the managed contract model, we ensure that we are fully involved in all of our customers’ uniform requirements, from daily replenishment requirements to longer term rebranding plans and wider corporate wear strategy. As a result, our relationship and level of interaction with our customers is generally far deeper and more embedded than conventional customer-supplier relationships.
     Managed contracts are generally awarded through a request for proposal or tender process for multi-year contracts. Our teams continually monitor market opportunities to obtain access to such contracts. Regular contact with corporate wear buyers is supplemented with mail campaigns, attendance at trade fairs and trade magazine advertisements. Generally, we provide each managed contract customer with a specific account manager who often works two or three days a week on-site at our larger customers’ offices. In addition to maintaining customer requirements, the account manager is also responsible for suggesting and implementing ways of improving the customer’s corporate wear process.
     Our catalogs are distributed via mail and, in the U.S., by sales representatives. The catalogs offer a full range of our products and offer further branding or embellishment of any product ordered. Catalog orders can be placed via mail, fax or direct contact with our sales representatives. Our e-commerce platforms also allow online ordering via our websites and provide 24 hour functionality, with a full list of our products and their details and real-time stock information. In addition, we regularly develop dedicated websites for our corporate clients for use by their employees in ordering their company specific corporate wear.
Purchasing and Distribution
     Retail Segment
     We purchase merchandise and tuxedo rental product from approximately 900 vendors. In 2010, one vendor accounted for 10% of our total purchases; no other vendor accounted for 10% or more of our purchases. Management does not believe that the loss of any vendor would significantly impact us. While we have no material long-term contracts with our vendors, we believe that we have developed an excellent relationship with our vendors which is supported by consistent purchasing practices.
     We purchased approximately 24% and 41% of total U.S. and Canada clothing product purchases, respectively, in fiscal 2010 through our direct sourcing program. We have no long-term merchandise supply contracts and typically transact business on a purchase order-by-purchase order basis either directly with manufacturers and fabric mills or with trading companies. We have developed long-term and reliable relationships with over half of our direct manufacturers and fabric mills, which we believe provides stability, quality and price leverage. We also work with trading companies that support our relationships with vendors for our direct sourced merchandise and contract agent offices that provide administrative functions on our behalf. In addition, the agent offices provide all quality control inspections and ensure that our operating procedures manuals are adhered to by our suppliers.
     During 2010, approximately 80% of our direct sourced merchandise was sourced in Asia (76% from China, Indonesia and India) while 10% was sourced in Mexico and 14% was sourced in Europe and other regions. All of our foreign purchases are negotiated and paid for in U.S. dollars, except purchases from Italy which are negotiated and paid for in Euros. All direct sourcing vendors are expected to adhere to our compliance program. To oversee compliance, we have a direct sourcing compliance department and we also use the services of an outside audit company to conduct frequent vendor audits.
     All retail apparel merchandise for Men’s Wearhouse stores is received into our distribution center located in Houston, Texas, where it is either placed in back-stock or allocated to and picked by store for shipping. In the majority of our markets, we also have separate hub facilities or space within certain Men’s Wearhouse stores used as redistribution facilities for their respective areas. Approximately 35% of purchased merchandise is transported to our K&G stores from our Houston distribution center; all other merchandise is direct shipped by vendors to the stores. Most purchased merchandise for our Moores stores is distributed to the stores from our distribution center in Montreal.

     Our tuxedo rental product is located in our Houston distribution center and in six additional distribution facilities located in the U.S. (five) and Canada (one). The six additional distribution facilities also receive limited quantities of retail product, primarily formalwear accessories, that is sold in our Men’s Wearhouse, Men’s Wearhouse and Tux and Moores stores.
     All retail merchandise and new tuxedo rental product is transported from vendors to our distribution facilities via common carrier or on a dedicated fleet of long-haul vehicles operated by a third party. This dedicated fleet is also used to transport product from our Houston distribution center to the hub facilities and a fleet of leased or owned smaller vehicles is used to transport product from the hub facilities to our stores within a given geographic region.
     Corporate Apparel Segment
     Most corporate apparel garment production is outsourced to third-party manufacturers and fabric mills through our direct sourcing programs. We have developed long-term relationships with most of our direct manufacturers and fabric mills, which we believe provides stability, quality and reliability. We do not have any material long-term contracts with our vendors and no vendor accounted for 10% or more of our fiscal 2010 purchases. We also work with trading companies that support our relationships with our direct source vendors and with contract agent offices that provide administrative functions on our behalf. In addition, the agent offices assist with quality control inspections and ensure that our operating procedures manuals are adhered to by our suppliers.
     During 2010, approximately 71% of our corporate wear product purchases was sourced in Asia (primarily China, Sri Lanka, Indonesia and Bangladesh) while approximately 29% was sourced from Europe and other regions. Our foreign purchases from Asia are negotiated and paid for in U.S. dollars, while our purchases from Europe and other regions are negotiated and paid for in pounds Sterling or Euros.
     All corporate apparel merchandise is received into our distribution facilities located in Houston, Texas for U.S. operations and in primarily Long Eaton, Glasgow and Bristol in the UK. Customer orders are dispatched to the customer or individual wearers employed by the customer via common carrier or pursuant to other arrangements specified by the customer.
Competition
     Retail Segment
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
     Corporate Apparel Segment
     Dimensions and Alexandra are among the largest companies in the UK corporate wear market with much of the competition consisting of smaller companies that focus more on catalog business. The U.S. corporate wear market is more fragmented with most U.S. competitors being larger and having more resources than Twin Hill. We believe that the competitive factors in the corporate wear market are merchandise assortment, quality, price, customer service and delivery capabilities.
     We believe that our proven capability in the provision of corporate apparel programs to businesses and organizations of all sizes alongside our catalog and internet operations position us well with our existing customers and should enable us to continue to gain new catalog accounts and managed contracts. Certain of our competitors in the U.S. market may be larger and may have substantially greater financial, marketing and other resources than we have and therefore may have certain competitive advantages.

Seasonality
     Our sales and net earnings are subject to seasonal fluctuations. In most years, a greater portion of our net retail clothing sales have been generated during the fourth quarter of each year when holiday season shopping peaks. In addition, our tuxedo rental revenues are heavily concentrated in the second quarter while the fourth quarter is considered the seasonal low point. With respect to corporate apparel sales and operating results, seasonal fluctuations are not significant but customer decisions to rebrand or revise their corporate wear programs can cause significant variations in period results. Because of the seasonality of our sales, results for any quarter are not necessarily indicative of the results that may be achieved for the full year (see Note 15 of Notes to Consolidated Financial Statements).
Trademarks and Servicemarks
     We are the owner in the United States and selected other countries of the trademark and service mark THE MENS’S WEARHOUSE®, and MW MEN’S WEARHOUSE and design® and MEN’S WEARHOUSE® and of federal registrations therefor. Our rights in the MEN’S WEARHOUSE marks and its variations are a significant part of our business, as the marks have become well known through our use of the marks in connection with our retail and formalwear rental services and products (both in store and online) and our advertising campaigns. Accordingly, we intend to maintain our marks and the related registrations.
     We are the owner of various marks and trademark registrations in the U.S., Canada and the UK under which our stores and corporate apparel business operate or are used to label the products we sell. We intend to maintain our marks and the related registrations.
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
Employees
     At January 29, 2011, we had approximately 16,600 employees, consisting of approximately 14,200 in the U.S. and 2,400 in foreign countries, and approximately 11,800 full-time employees. Seasonality affects the number of part-time employees as well as the number of hours worked by full-time and part-time personnel.
Available Information
     Our website address is www.menswearhouse.com. Through the investor relations section of our website, we provide free access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). In addition, copies of the Company’s annual reports will be made available, free of charge, upon written request. The public may read and copy any materials we file with or furnish to the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains the Company’s filings and other information regarding issuers who file electronically with the SEC at www.sec.gov.

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
     During most of 2010, the U.S. and global financial and equity markets continued to reflect recessionary trends, including tighter credit and lower levels of consumer confidence, consumer spending and business activity in general, as well as high levels of unemployment. We believe that these market conditions affect us more than other retailers because discretionary spending for items like men’s tailored apparel tends to slow sooner and to recover later than that for other retail purchases. We do not know if or when these market conditions are likely to show significant improvement, and a sustained continuation or worsening of such conditions could intensify the adverse effect of such conditions on our revenues and operating results.
The general economic conditions in the UK and particularly service cut backs being put forth by the current government may reduce demand for the businesses of Dimensions and Alexandra.
     The UK has experienced and is continuing to experience an economic slow down. As a result of expected deficits, the UK government has announced significant reductions in public services including reductions in employment. Employees in the public service in the UK are a significant target market for the acquired businesses, and a substantial reduction in the number of these employees could adversely affect our UK operating results.
Our ability to continue to expand our Men’s Wearhouse stores may be limited.
     A large part of our growth has resulted from the addition of new Men’s Wearhouse stores and the increased sales volume and profitability provided by these stores. We will continue to depend on adding new stores to increase our sales volume and profitability. As of January 29, 2011, we operate 585 Men’s Wearhouse stores. However, we believe that our ability to increase the number of Men’s Wearhouse stores in the United States is limited. Therefore, we may not be able to achieve the same rate of growth as we have historically.
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
Our retail business is seasonal.
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
     All retail apparel merchandise for Men’s Wearhouse stores and a portion of the merchandise for K&G stores is received into our Houston distribution center, where the inventory is then processed, sorted and either placed in back-stock or shipped to our stores. We depend in large part on the orderly operation of this receiving and distribution process, which depends, in turn, on adherence to shipping schedules and effective management of the distribution center. Events, such as disruptions in operations due to fire or other catastrophic events, employee matters or shipping problems, may result in delays in the delivery of merchandise to our stores. For example, given our proximity to the Texas gulf coast, it is possible that a hurricane or tropical storm could cause damage to the distribution center, result in extended power outages or flood roadways into and around the distribution center, any of which would disrupt or delay deliveries to the distribution center and to our stores.
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
     The market price of our common stock has fluctuated in the past and may change rapidly in the future depending on news announcements and changes in general market conditions. The following factors, among others, may cause significant fluctuations in our stock price:
•	news announcements regarding actual or forward-looking quarterly or annual results of operations,

•	comparable store sales announcements,

•	acquisitions,

•	competitive developments,

•	litigation affecting the Company, or

•	market views as to the prospects of the economy or the retail industry generally.
Our success significantly depends on our key personnel and our ability to attract and retain key personnel.
     Our success depends upon the personal efforts and abilities of our senior management team, particularly, George Zimmer, and other key personnel. Mr. Zimmer has been very important to the success of the Company and is the primary advertising spokesman. Although we believe we have a strong management team with relevant industry expertise, the extended loss of the services of Mr. Zimmer or other key personnel could have a material adverse effect on the securities markets’ view of our prospects and materially harm our business.
     Also, our continued success and the achievement of our expansion goals are dependent upon our ability to attract and retain additional qualified employees as we expand.
Fluctuations in exchange rates may cause us to experience currency exchange losses.
     Moores conducts most of its business in Canadian dollars (“CAD”). The exchange rate between CAD and U.S. dollars has fluctuated historically. If the value of the CAD against the U.S. dollar weakens, then the revenues and earnings of our Canadian operations will be reduced when they are translated to U.S. dollars. Also, the value of our Canadian net assets in U.S. dollars may decline. Moores utilizes foreign currency hedging contracts to limit exposure to changes in U.S. dollar/CAD exchange rates.
     Dimensions and Alexandra, our UK-based acquisitions, sell their products and conduct their business primarily in pounds Sterling (“GBP”) but purchase most of their merchandise in transactions paid in U.S. dollars. The exchange rate between the GBP and U.S. dollars has fluctuated historically. A decline in the value of the GBP as compared to the U.S. dollar will adversely impact our UK operating results as the cost of merchandise purchases will increase, particularly in relation to longer term customer contracts that have little or no pricing adjustment provisions, and the revenues and earnings of our UK operations will be reduced when they are translated to U.S. dollars. Also, the value of our UK net assets in U.S. dollars may decline. Dimensions and Alexandra utilize foreign currency hedging contracts as well as price renegotiations to limit exposure to some of this risk.

We are subject to import risks, including potential disruptions in supply, changes in duties, tariffs, quotas and voluntary export restrictions on imported merchandise, strikes and other events affecting delivery; and economic, political or other problems in countries from or through which merchandise is imported.
     Many of the products sold in our stores and our corporate apparel operations are sourced from many foreign countries. Political or financial instability, terrorism, trade restrictions, tariffs, currency exchange rates, transport capacity limitations, disruptions and costs, strikes and other work stoppages and other factors relating to international trade are beyond our control and could affect the availability and the price of our inventory.
Our business is global in scope and can be impacted by factors beyond our control.
     As a result of our increasing international operations, we face the possibility of greater losses from a number of risks inherent in doing business in international markets and from a number of factors which are beyond our control. Such factors that could harm our results of operations and financial condition include, among other things:
•	political instability or acts of terrorism, which disrupt trade with the countries where we operate or in which our contractors, suppliers or customers are located;

•	recessions in foreign economies;

•	challenges in managing our foreign operations;

•	increased difficulty in protecting our intellectual property rights in foreign jurisdictions; and

•	restrictions on the transfer of funds between the United States and foreign jurisdictions.
Our business could be adversely affected by increased costs of the raw materials and other resources that are important to our business.
     The raw materials used to manufacture our products are subject to availability constraints and price volatility caused by high demand for fabrics, weather conditions, supply conditions, government regulations, economic climate and other unpredictable factors. In addition, our transportation and labor costs are subject to price volatility caused by the price of oil, supply of labor, governmental regulations, economic climate and other unpredictable factors. Increases in demand for, or the price of, raw materials, distribution services and labor, including federal and state minimum wage rates, could have a material adverse effect on our business, financial condition and results of operations.
     The costs of cotton and other raw materials significant to the manufacture of apparel have increased recently as have the costs of manufacturing in China. These increased costs could materially affect our results of operations to the extent they cannot be mitigated through price increases and relocation to lower cost sources of supply or other cost reductions. These increased costs could particularly impact our managed contract corporate wear business which tends to have more long term contractually committed customer sales arrangements with limited price flexibility.
Our business is subject to numerous, varied and changing laws, rules and regulations, the interpretation of which can be uncertain and which may lead to litigation or administrative proceedings.
     The sale of goods at retail is subject to rules issued by the payment brand industry, and laws, rules and regulations promulgated by national, state and provincial authorities, including laws, rules and regulations relating to privacy, use of consumer information, credit cards and advertising. These laws, rules and regulations and the interpretation thereof are subject to change and often application thereof may be unclear. As a result, from time to time, the Company is subject to inquiries, investigations, and/or litigation, including class action lawsuits, and administrative actions related to compliance with these laws, rules and regulations.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
     As of January 29, 2011, we operated 1,075 retail apparel and tuxedo rental stores in 47 states and the District of Columbia and 117 retail apparel stores in 10 Canadian provinces. The following tables set forth the location, by state or province, of these stores:

		Men’s
	Men’s	Wearhouse
United States	Wearhouse	and Tux	K&G
California	83	26	1
Florida	42	37	5
Texas	55	2	13
Illinois	28	33	7
Michigan	20	21	7
New York	31	13	4
Pennsylvania	25	16	5
Massachusetts	16	21	3
Georgia	18	16	6
Ohio	19	16	5
Virginia	19	17	3
Maryland	14	17	7
New Jersey	16	14	5
North Carolina	13	17	4
Tennessee	12	11	2
Louisiana	7	12	4
Indiana	9	9	3
Missouri	11	8	2
Arizona	14	6
Wisconsin	9	10	1
Minnesota	9	9	2
Colorado	14	3	3
Washington	14	2	2
Connecticut	9	5	2
South Carolina	5	10	1
Alabama	6	8	1
Oregon	9	1
Kentucky	3	6	1
Nevada	6	2
Kansas	5	2	1
New Hampshire	4	3
Utah	7
Oklahoma	5		2
Iowa	4	2
Nebraska	3	2
Delaware	2	3
Mississippi	1	3
New Mexico	4
Rhode Island	1	3
Arkansas	3
South Dakota	2	1
Maine	1	1
North Dakota	2
Vermont	1
Idaho	1
West Virginia	1
Alaska	1
District of Columbia	1

Total	585	388	102

Canada	Moores
Ontario	50
Quebec	24
British Columbia	16
Alberta	12
Manitoba	5
New Brunswick	3
Nova Scotia	3
Saskatchewan	2
Newfoundland	1
Prince Edward Island	1

Total	117

     We lease our stores on terms generally from five to ten years with renewal options at higher fixed rates in most cases. Leases typically provide for percentage rent over sales break points. Additionally, most leases provide for a base rent as well as “triple net charges”, including but not limited to common area maintenance expenses, property taxes, utilities, center promotions and insurance. In certain markets, we lease between 3,000 and 51,600 additional square feet as a part of a Men’s Wearhouse store or in a separate hub warehouse unit to be utilized as a redistribution facility in that geographic area.
     We own or lease properties in various parts of the U.S. and Canada to facilitate the distribution of retail and rental product to our stores. We also own or lease properties in Houston, Texas and various parts of the UK to facilitate the distribution of our corporate apparel product. In addition, we have primary office locations in Houston, Texas and Fremont, California with additional satellite offices in other parts of the U.S., Canada and Europe. The following is a listing of all owned and leased non-store facilities as of January 29, 2011:

				Square Footage Used For
				Warehouse/
Business Segment	Location	Total Sq Ft	Owned/Leased	Distribution	Office Space	Total Use
Retail
	Houston, TX	1,100,000	Own	1,066,700	33,300	1,100,000
	Houston, TX	241,500	Own	226,000	15,500	241,500
	Houston, TX (1)	22,000	Own	18,000	4,000	22,000
	Norcross, GA	89,300	Lease	68,700	20,600	89,300
	Addison, IL	71,000	Lease	65,000	6,000	71,000
	Pittston, PA	419,600	Lease	411,200	8,400	419,600
	Richmond, VA	54,900	Own	53,500	1,400	54,900
	Bakersfield, CA	222,400	Lease	211,700	10,700	222,400
	Various locations (2)	370,300	Lease	326,300	44,000	370,300

	Atlanta, GA (3)	100,000	Lease	23,000	35,000	58,000

	Toronto, Ontario	36,700	Lease	19,800	16,900	36,700
	Cambridge, Ontario	214,600	Own	207,800	6,800	214,600
	Montreal, Quebec	173,000	Own	167,300	5,700	173,000
	Vancouver, BC	2,100	Lease	—	2,100	2,100
Corporate apparel
	Houston, TX	146,500	Own	136,200	10,300	146,500
	Richmond, CA	5,000	Lease	—	5,000	5,000
	Long Eaton, UK	328,400	Lease	323,400	5,000	328,400
	Glasgow, UK	146,200	Lease	125,900	20,300	146,200
	Bristol, UK	25,000	Lease	—	25,000	25,000
	Castle Donington, UK	19,400	Lease	—	19,400	19,400
	Various locations (4)	297,600	Lease	253,900	43,700	297,600
Retail and Corporate apparel
	Houston, TX	206,400	Lease	—	206,400	206,400
	Houston, TX	25,000	Own	—	25,000	25,000
	New York, NY	13,900	Lease	—	13,900	13,900
	Fremont, CA	34,000	Own	—	34,000	34,000

		4,364,800		3,704,400	618,400	4,322,800

(1)	This facility houses the laundry and dry cleaning plant for our retail laundry and dry cleaning services.

(2)	Various locations consist primarily of hub warehouse facilities located throughout the U.S.

(3)	Total square footage includes 42,000 square feet used for a retail store.

(4)	Various locations consist primarily of warehouse facilities located throughout Bristol, UK and Swindon, UK.

ITEM 3. LEGAL PROCEEDINGS
     On October 8, 2009, the Company was named in a federal securities class action lawsuit filed in the United States District Court for the Southern District of Texas, Houston Division. The case is styled Material Yard Workers Local 1175 Benefit Funds, et al. v. The Men’s Wearhouse, Inc., Case No. 4:09-cv-03265. The class period alleged in the complaint runs from March 7, 2007 to January 9, 2008. The primary allegations are that the Company issued false and misleading press releases regarding its guidance for fiscal year 2007 on various occasions during the alleged class period. The complaint seeks damages based on the decline in the Company’s stock price following the announcement of lowered guidance on October 10, 2007, November 28, 2007, and January 9, 2008. The case is in its early stages and discovery has not begun. The Company filed a motion to dismiss the complaint on April 12, 2010, and we are awaiting a decision from the Court. The Company believes the lawsuit is without merit and intends to mount a vigorous defense; we are unable to determine the likely outcome at this time.
     We are involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of our business. Management believes that none of these matters will have a material adverse effect on our financial position, results of operations or cash flows.
ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our common stock is traded on the New York Stock Exchange under the symbol “MW”. The following table sets forth, on a per share basis for the periods indicated, the high and low sale prices per share for our common stock as reported by the New York Stock Exchange and the quarterly dividends declared on each share of common stock:

	High	Low	Dividend
Fiscal Year 2010
First quarter ended May 1, 2010	$27.18	$19.88	$0.09
Second quarter ended July 31, 2010	24.45	18.24	0.09
Third quarter ended October 30, 2010	25.54	18.65	0.09
Fourth quarter ended January 29, 2011	28.74	23.42	0.12

Fiscal Year 2009
First quarter ended May 2, 2009	$20.45	$9.38	$0.07
Second quarter ended August 1, 2009	22.69	14.62	0.07
Third quarter ended October 31, 2009	27.67	20.74	0.07
Fourth quarter ended January 30, 2010	23.68	18.43	0.09
     On March 24, 2011, there were approximately 1,300 shareholders of record and approximately 28,500 beneficial shareholders of our common stock.
     The cash dividend of $0.12 per share declared by our Board of Directors in January 2011 is payable on March 25, 2011 to shareholders of record on March 15, 2011. The dividend payout is approximately $6.4 million.
     The information required by this item regarding securities authorized for issuance under equity compensation plans is incorporated by reference from Item 12 of this Form 10-K.
Issuer Purchases of Equity Securities
     During fiscal 2010, 7,134 shares at a cost of $0.1 million were repurchased at an average price per share of $20.24 in a private transaction to satisfy tax withholding obligations arising upon the vesting of certain restricted stock. No shares of our common stock were repurchased during the fourth quarter of fiscal 2010. In January 2011, the Board of Directors approved a $150.0 million share repurchase program of our common stock, which amends and increases the Company’s existing share repurchase authorization. This authorization superceded any remaining previous authorizations. At January 29, 2011, the remaining balance available under the January 2011 authorization was $150.0 million. Subsequent to January 29, 2011 and through March 30, 2011, we have purchased 1,703,432 shares for $45.6 million at an average price per share of $26.77 under the January 2011 authorization.

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
     The following graph compares, as of each of the dates indicated, the percentage change in the Company’s cumulative total shareholder return on the Common Stock with the cumulative total return of the NYSE Composite Index and the Retail Specialty Apparel Index. The graph assumes that the value of the investment in the Common Stock and each index was $100 at January 28, 2006 and that all dividends paid by those companies included in the indices were reinvested.

	January 28, 2006	February 3, 2007	February 2, 2008	January 31, 2009	January 30, 2010	January 29, 2011
Measurement Period (Fiscal Year Covered)
The Men’s Wearhouse, Inc.	$100.00	$127.22	$76.54	$34.53	$60.61	$79.33
NYSE Composite Index	100.00	117.76	119.68	68.91	93.79	112.38
Dow Jones US Apparel Retailers	100.00	120.83	95.47	50.29	95.24	117.86
     The foregoing graph is based on historical data and is not necessarily indicative of future performance.

ITEM 6. SELECTED FINANCIAL DATA
     The following selected statement of earnings, balance sheet and cash flow information for the fiscal years indicated has been derived from our audited consolidated financial statements. The Selected Financial Data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes thereto. References herein to years are to the Company’s 52-week or 53-week fiscal year, which ends on the Saturday nearest January 31 in the following calendar year. For example, references to “2010” mean the fiscal year ended January 29, 2011. All fiscal years for which financial information is included herein had 52 weeks, except 2006 which had 53 weeks.
     As a result of the acquisitions of Dimensions and Alexandra on August 6, 2010, the statement of earnings data and the cash flow information below for the year ended January 29, 2011 include the results of operations and cash flows, respectively, of Dimensions and Alexandra since that date. In addition, the balance sheet information below as of January 29, 2011 includes the fair values of the assets acquired and liabilities assumed as of the acquisition date for Dimensions and Alexandra.
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

	2010	2009 (1)	2008	2007	2006
		(Dollars and shares in thousands, except
		per share and per square foot data)
Statement of Earnings Data:
Total net sales	$2,102,664	$1,909,575	$1,972,418	$2,112,558	$1,882,064
Total gross margin	898,433	798,898	850,512	970,057	815,705
Operating income	101,671	69,376	90,471	228,652	223,938
Net earnings attributable to common shareholders	67,697	46,215	58,844	147,041	148,575

Per Common Share Data:
Diluted net earnings per common share attributable to common shareholders	$1.27	$0.88	$1.13	$2.73	$2.71
Cash dividends declared	$0.39	$0.30	$0.28	$0.25	$0.20
Weighted average common shares outstanding plus dilutive potential common shares	52,853	52,280	51,944	53,890	54,749

Operating Information:
Percentage increase/(decrease) in comparable store sales (2):
Men’s Wearhouse	4.7%	(4.0)%	(9.0)%	(0.4)%	3.1%
K&G	(1.5)%	(1.9)%	(11.7)%	(10.9)%	(1.8)%
Moores	2.2%	(0.9)%	(5.6)%	1.5%	8.7%

Average square footage (3):
Men’s Wearhouse	5,673	5,653	5,626	5,600	5,552
Men’s Wearhouse and Tux	1,381	1,373	1,360	1,333	—
K&G	23,472	23,137	23,087	23,132	23,204
Moores	6,306	6,278	6,233	6,205	6,218

Average net sales per square foot of selling space (4):
Men’s Wearhouse	$410	$387	$395	$441	$488
K&G	$181	$182	$184	$220	$259
Moores	$405	$408	$412	$440	$430

	2010	2009 (1)	2008	2007	2006
		(Dollars and shares in thousands, except
		per share and per square foot data)
Number of retail stores:
Open at beginning of the period	1,259	1,294	1,273	752	719
Opened	10	6	43	42	35
Acquired (5)	—	—	—	509	—
Closed	(77)	(41)	(22)	(30)	(2)

Open at end of the period	1,192	1,259	1,294	1,273	752

Men’s Wearhouse	585	581	580	563	543
Men’s Wearhouse and Tux	388	454	489	489	—
K&G	102	107	108	105	93
Moores	117	117	117	116	116

Total	1,192	1,259	1,294	1,273	752

Cash Flow Information:
Capital expenditures	$58,868	$56,912	$88,225	$126,076	$72,904
Depreciation and amortization	75,998	86,090	90,665	80,296	61,387
Purchase of treasury stock	144	90	156	106,107	40,289

	January 29,	January 30,	January 31,	February 2,	February 3,
	2011	2010 (1)	2009	2008	2007
Balance Sheet Information:
Cash and cash equivalents	$136,371	$186,018	$87,412	$39,446	$179,694
Short-term investments	—	—	17,121	59,921	—
Inventories	486,499	434,881	440,099	492,423	448,586
Working capital	497,352	486,341	411,392	393,740	454,691
Total assets	1,320,318	1,234,152	1,187,730	1,256,467	1,096,952
Long-term debt	—	43,491	62,916	92,399	72,967
Total equity	983,853	904,390	842,148	815,937	753,772

(1)	Results have been adjusted for the change in inventory valuation method used by our K&G brand from the retail inventory method to the average cost method during the third quarter of fiscal 2010. The cumulative effect of this change in accounting principle was recorded retrospectively as of February 1, 2009. Refer to Note 14 of Notes to Consolidated Financial Statements.

(2)	Comparable store sales data is calculated by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period. Men’s Wearhouse and Tux stores acquired in April 2007 are included in comparable store sales for the Men’s Wearhouse beginning in the second quarter of fiscal 2008. Comparable store sales percentages for Moores are calculated using Canadian dollars.

(3)	Average square footage is calculated by dividing the total square footage for all stores open at the end of the period by the number of stores open at the end of such period.

(4)	Average net sales per square foot of selling space is calculated by dividing total selling square footage for all stores open the entire year into total sales for those stores. The calculation for Men’s Wearhouse includes Men’s Wearhouse and Tux stores resulting from the acquisition of After Hours on April 9, 2007. The calculation for Moores is based upon the Canadian dollar. For 2006, the calculation excludes total sales for the 53rd week.

(5)	Men’s Wearhouse and Tux stores resulting from the acquisition of After Hours on April 9, 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     The Men’s Wearhouse, Inc. is a specialty apparel retailer offering suits, suit separates, sport coats, pants, shoes, shirts, sportswear, outerwear and accessories for men and tuxedo rentals. We offer our products and services through multiple channels including The Men’s Wearhouse, Men’s Wearhouse and Tux, K&G, Moores Clothing for Men and on the internet at www.menswearhouse.com. Our stores are located throughout the United States and Canada and carry a wide selection of brand name and private label merchandise. In addition, we offer our customers a variety of services, including alterations and our loyalty program, and most of our K&G stores offer ladies’ career apparel, sportswear and accessories, including shoes.
     We also conduct corporate apparel and uniform operations through Twin Hill in the United States and, in the Houston, Texas area, conduct retail dry cleaning and laundry operations through MW Cleaners.
     On August 6, 2010, we acquired Dimensions Clothing Limited (“Dimensions”) and certain assets of Alexandra plc (“Alexandra”), two leading providers of corporate clothing uniforms and workwear in the United Kingdom, to complement our corporate apparel operations. These operations offer their products through multiple channels including managed corporate accounts, catalogs and on the internet at www.dimensions.co.uk and www.alexandra.co.uk. The results of operations for Dimensions and Alexandra have been included in the consolidated financial statements since that date. The combined businesses are organized under a UK-based holding company, of which we control 86% and certain previous shareholders of Dimensions control 14%. We have the right to acquire the remaining outstanding shares of the UK-based holding company in the future on the terms set forth in the Investment, Shareholders’ and Stock Purchase Agreement. The acquisition-date cash consideration transferred for the Dimensions and Alexandra acquisitions was US$97.8 million (£61 million) and was funded through our cash on hand. Refer to Note 2 of Notes to Consolidated Financial Statements for further details regarding the acquisitions.
     As a result of these acquisitions, in the third quarter of fiscal 2010, we revised our segment reporting to reflect two reportable segments, retail and corporate apparel, based on the way we manage, evaluate and internally report our business activities. Prior to these acquisitions our corporate apparel business did not have a significant effect on the revenues or expenses of the Company and we reported our business as one operating segment. Prior period amounts reported as one operating segment have been revised to conform to our new segment reporting structure.
     The retail segment includes the results from our four retail merchandising brands: Men’s Wearhouse, Men’s Wearhouse and Tux, K&G and Moores. MW Cleaners is also aggregated in the retail segment as these operations have not had a significant effect on the revenues or expenses of the Company.
     The corporate apparel segment includes the results from our corporate apparel and uniform operations conducted by Twin Hill in the United States and, beginning in the third quarter of fiscal 2010, by Dimensions and Alexandra in the United Kingdom. Refer to Note 11 of Notes to Consolidated Financial Statements for additional information and disclosures regarding our reportable segments and the discussion included in “Results of Operations” below.
     Also in the third quarter of fiscal 2010, we changed the method of determining cost under the lower of cost or market inventory valuation method used for our K&G brand (representing approximately 23% of our inventory) from the retail inventory method to the average cost method. We recorded the cumulative effect of the change in accounting principle retrospectively as of February 1, 2009. The cumulative effect of this change in accounting principle as of February 1, 2009 was an increase in inventory of $2.2 million, a decrease in deferred tax assets of $0.9 million and a net increase in retained earnings of $1.3 million. The retrospective application of this accounting change impacted both segment and consolidated operating income, as well as consolidated net earnings, for all comparable periods presented by insignificant amounts. The change in accounting principle did not have any impact on our previously reported net cash flows, sales or comparable store sales. Refer to Note 14 of Notes to Consolidated Financial Statements.

Overview
     We had revenues of $2,102.7 million and net earnings attributable to common shareholders of $67.7 million in fiscal 2010, compared to revenues of $1,909.6 million and net earnings attributable to common shareholders of $46.2 million in fiscal 2009 and revenues of $1,972.4 million and net earnings attributable to common shareholders of $58.8 million in fiscal 2008. We increased our revenues by $193.1 million or 10.1% and our gross margin by $99.5 million or 12.5% for fiscal 2010. The acquisitions of Dimensions and Alexandra on August 6, 2010 contributed $104.8 million of the increased revenues and $29.5 million of the increased gross margin.
     We opened 10 stores in fiscal 2010, six stores in fiscal 2009 and 43 stores in fiscal 2008. In 2010, we closed four Men’s Wearhouse stores due to lease expiration and one due to substandard performance. We closed two K&G stores due to lease expiration and four due to substandard performance. We also closed 66 Men’s Wearhouse and Tux stores: seven due to substandard performance, 21 due to lease expiration and 38 due to consolidation of operations with other existing Men’s Wearhouse stores in the area. In 2009, we closed four Men’s Wearhouse stores due to lease expiration and one K&G store due to substandard performance. We also closed 36 Men’s Wearhouse and Tux stores: one due to substandard performance, nine due to lease expiration and 26 due to consolidation of operations with other existing Men’s Wearhouse stores in the area. In 2008, we closed two Men’s Wearhouse stores due to substandard performance. We also closed 20 Men’s Wearhouse and Tux stores: seven due to substandard performance, one due to lease expiration and 12 due to consolidation of operations with other existing Men’s Wearhouse stores in the area.
     While we believe conditions have become more stable and overall our businesses experienced improvement in both sales and profitability during fiscal 2010 as compared to the prior year, we expect general economic conditions to remain difficult in 2011. In response to these challenges, we plan to continue efforts to stimulate sales with discounts and other promotional events, to manage our inventory purchases, to maintain our cost control efforts and to manage our capital expenditures. We plan to open approximately 20 Men’s Wearhouse stores in fiscal 2011 and to expand and/or relocate approximately 20 existing Men’s Wearhouse stores, three existing K&G stores and two existing Moores stores. We plan to close three Men’s Wearhouse stores, three K&G stores and approximately 30 Men’s Wearhouse and Tux stores in fiscal 2011 as their lease terms expire or acceptable lease termination arrangements can be established. Based on our experience with previous economic downturns, we believe long-term fundamentals for the men’s specialty apparel industry remain strong and that current negative conditions will continue to stabilize over time.

Results of Operations
     The following table sets forth the Company’s results of operations expressed as a percentage of net sales for the periods indicated:

	Fiscal Year (1)
	2010	2009	2008
Net sales:
Retail clothing product	70.4%	75.1%	75.8%
Tuxedo rental services	17.3	17.5	16.7
Alteration and other services	6.3	6.7	6.4

Total retail sales	94.0	99.3	98.9
Corporate apparel clothing product sales	6.0	0.7	1.1

Total net sales	100%	100%	100%
Cost of sales (2):
Retail clothing product	46.1	45.9	44.0
Tuxedo rental services	15.4	17.2	18.0
Alteration and other services	74.6	73.8	75.9
Occupancy costs	14.0	15.3	15.0

Total retail cost of sales	56.3	58.0	56.7
Corporate apparel clothing product cost of sales	72.5	81.4	68.9

Total cost of sales	57.3	58.2	56.9
Gross margin (2):
Retail clothing product	53.9	54.1	56.0
Tuxedo rental services	84.6	82.8	82.0
Alteration and other services	25.4	26.2	24.1
Occupancy costs	(14.0)	(15.3)	(15.0)

Total retail gross margin	43.7	42.0	43.3
Corporate apparel clothing product gross margin	27.5	18.6	31.0

Total gross margin	42.7	41.8	43.1
Asset impairment charges	0.3	1.0	0.1
Selling, general and administrative expenses	37.6	37.2	38.4

Operating income	4.8	3.6	4.6
Interest income	0.0	0.1	0.1
Interest expense	(0.1)	(0.1)	(0.2)

Earnings before income taxes	4.8	3.6	4.5
Provision for income taxes	1.6	1.2	1.5

Net earnings including noncontrolling interest	3.2	2.4	3.0
Net loss attributable to noncontrolling interest	0.0	0.0	0.0

Net earnings attributable to common shareholders	3.2%	2.4%	3.0%

(1)	Percentage line items may not sum to totals due to the effect of rounding.

(2)	Calculated as a percentage of related sales.

2010 Compared with 2009
     The Company’s total net sales increased $193.1 million, or 10.1%, to $2,102.7 million for fiscal 2010 as compared to fiscal 2009. Total corporate apparel clothing sales increased $112.8 million due mainly to $104.8 million in sales from the Dimensions and Alexandra operations acquired on August 6, 2010. Total retail sales increased $80.3 million, or 4.2%, to $1,976.4 million due mainly to a $46.6 million increase in retail clothing product revenues and a $30.2 million increase in tuxedo rental service revenue, and is attributable to the following:

(in millions)	Amount attributed to

$55.1	Increase in comparable sales.
10.5	Increase in e-commerce, alteration and other services sales.
5.9	Increase from net sales of stores opened in 2009, relocated stores and expanded stores not yet included in comparable sales.
6.6	Increase in net sales from 10 new stores opened in 2010.
(16.1)	Decrease in net sales resulting from stores closed.
18.3	Increase in net sales resulting from change in U.S./Canadian dollar exchange rate.

$80.3	Increase in total retail sales.

     Comparable store sales (which are calculated by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period) increased 4.7% at Men’s Wearhouse/Men’s Wearhouse and Tux and 2.2% at Moores, and decreased 1.5% at K&G. The increase of 4.7% in comparable store sales at Men’s Wearhouse and Men’s Wearhouse and Tux was due mainly to higher store traffic levels and to continued paid unit growth in our tuxedo rental services business. The increase of 2.2% at Moores was due mainly increased units per transaction, which increased the average transaction value and to continued paid unit growth in our tuxedo rental services business. At K&G, the decrease of 1.5% in comparable store sales was due mainly to a decrease in store traffic levels. Tuxedo rental service revenues as a percentage of total retail sales increased from 17.6% in fiscal 2009 to 18.4% in 2010. In absolute dollars, tuxedo rental service revenues increased $30.2 million or 9.0% due mainly to a 10.5% increase in paid units rented, offset partially by lower average rental rates in the U.S. Exchange rate changes from a stronger Canadian dollar also caused total retail sales for fiscal 2010 to be $18.3 million more than the comparable prior year sales.
     The Company’s gross margin was as follows:

	Fiscal Year
	2010	2009

Gross margin (in thousands)	$898,433	$798,898

Gross margin as a percentage of related sales:
Retail gross margin:
Clothing product	53.9%	54.1%
Tuxedo rental services	84.6%	82.8%
Alteration and other services	25.4%	26.2%
Occupancy costs .	(14.0)%	(15.3)%

Total retail gross margin	43.7%	42.0%

Corporate apparel clothing product gross margin	27.5%	18.6%

Total gross margin	42.7%	41.8%

     Buying and distribution costs are included in determining our retail and corporate apparel clothing product gross margins. Our gross margin may not be comparable to other specialty retailers, as some companies exclude costs related to their distribution network from cost of goods sold while others, like us, include all or a portion of such costs in cost of goods sold and exclude them from selling, general and administrative expenses.
     Total gross margin increased $99.5 million or 12.5% from fiscal 2009 to $898.4 million in fiscal 2010. As a percentage of total net sales, total gross margin increased from 41.8% in fiscal 2009 to 42.7% in fiscal 2010. In the retail segment, total gross margin as a percentage of related sales increased from 42.0% in fiscal 2009 to 43.7% in fiscal 2010 primarily due to improved tuxedo rental margins and a decrease in occupancy cost. Retail clothing product gross margin decreased from 54.1% in fiscal 2009 to 53.9% in fiscal 2010 due primarily to increased promotional activity in fiscal 2010. The tuxedo rental services gross margin increased from 82.8% in fiscal 2009 to 84.6% in fiscal 2010 due primarily to a decrease in per unit rental costs in 2010. The gross margin for alteration and other services decreased from 26.2% in fiscal 2009 to 25.4% in fiscal 2010 mainly as a result of increased payroll related costs in fiscal 2010. Occupancy cost, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, decreased from 15.3% in fiscal 2009 to 14.0% in fiscal 2010. On an absolute dollar basis, occupancy cost decreased by $13.0 million or 4.5% from fiscal 2009 to fiscal 2010 primarily due to fewer open stores in 2010 and reduced depreciation following impairment charges taken in 2010 and the fourth quarter of 2009.
     In the corporate apparel segment, total gross margin as a percentage of related sales increased from 18.6% in fiscal 2009 to 27.5% in fiscal 2010 due to our acquisitions of Dimensions and Alexandra on August 6, 2010.
     Non-cash asset impairment charges were $5.9 million in fiscal 2010 as compared to $19.5 million in fiscal 2009. As a percentage of total net sales, these expenses decreased from 1.0% in 2009 to 0.3% in 2010. The asset impairment charges in both years related primarily to Men’s Wearhouse and Tux stores and K&G stores. Refer to Impairment of Long-Lived Assets as discussed in “Critical Accounting Polices and Estimates” below and Note 1 of Notes to Consolidated Financial Statements for further details.
     Selling, general and administrative (“SG&A”) expenses increased to $790.9 million in fiscal 2010 from $710.0 million in fiscal 2009, an increase of $80.9 million or 11.4%. As a percentage of total net sales, these expenses increased from 37.2% in fiscal 2009 to 37.6% in fiscal 2010. The components of this 0.4% net increase in SG&A expenses as a percentage of total net sales and the related absolute dollar changes were as follows:

%	Attributed to

0.0	Advertising expense remained flat as a percentage of total net sales in fiscal 2009 and fiscal 2010 at 4.3%. On an absolute dollar basis, advertising expense increased $9.5 million.
(1.0)
Decrease in store salaries as a percentage of total net sales from 15.0% in fiscal 2009 to 14.0% in fiscal 2010. Store salaries on an absolute dollar basis increased $8.3 million primarily due to increased commissions associated with increased sales.

1.4
Increase in other SG&A expenses as a percentage of total net sales from 17.9% in fiscal 2009 to 19.3% in fiscal 2010. On an absolute dollar basis, other SG&A expenses increased $63.1 million primarily due to expenses related to our acquisitions of Dimensions and Alexandra on August 6, 2010, increased payroll related costs, costs incurred for ceased tuxedo rental distribution operations (refer to Note 12 of Notes to Consolidated Financial Statements) and the absence in 2010 of a cumulative adjustment of $3.1 million recognized in the second quarter of 2009 for gift card breakage income.

0.4%	Total
     In the retail segment, SG&A expenses as a percentage of related net sales increased slightly from 37.1% in fiscal 2009 to 37.9% in fiscal 2010 primarily due to increased payroll related costs, costs incurred for ceased tuxedo rental distribution operations and the absence in 2010 of a cumulative adjustment of $3.1 million recognized in the second quarter of 2009 for gift card breakage income.
     In the corporate apparel segment, SG&A expenses as a percentage of related net sales decreased from 50.5% in fiscal 2009 to 32.8% in fiscal 2010 due primarily to our acquisitions of Dimensions and Alexandra on August 6, 2010. The corporate apparel segment operating loss of $6.7 million for fiscal 2010 resulted mainly from $6.4 million in acquisition costs related to these acquisitions.
     Interest expense increased from $1.2 million in fiscal 2009 to $1.5 million in fiscal 2010 while interest income decreased from $0.9 million in fiscal 2009 to $0.3 million in fiscal 2010. Weighted average borrowings outstanding decreased from $47.4 million in fiscal 2009 to $44.0 million in fiscal 2010, and the weighted average interest rate on outstanding indebtedness increased from 1.9% in fiscal 2009 to 2.1% in fiscal 2010. The decrease in the weighted average borrowings was due mainly to payments on our revolving credit facility of $25.0 million in the first quarter of 2009 and the repayment of our Canadian term loan in January 2011 of approximately US$46.7 million. The weighted average interest rate for fiscal 2010 increased mainly due to an increase in the effective interest rate for the outstanding Canadian term loan in fiscal 2010 compared to the prior year. As indicated above, the Canadian term loan was paid in full in January 2011. The decrease in interest income was primarily attributable to a shift in our investments and lower interest rates for fiscal 2010 as compared to fiscal 2009.

     Our effective income tax rate was 32.7% for fiscal 2010 and 33.1% for fiscal 2009. The effective tax rate for fiscal 2010 was lower than the statutory U.S. federal rate of 35% due to the favorable tax rate effects from net permanent book-to-tax adjustments, the release of valuation allowances on foreign tax credit carryforwards, the conclusion of certain income tax audits and recognition of previously unrecognized tax benefits from expirations of statute of limitations, partially offset by the effect of state income taxes. The effective tax rate for fiscal 2009 was lower than the statutory U.S. federal rate of 35% mainly due to the foreign exchange impact of distributed earnings from our Canadian operations, favorable conclusions of certain income tax audits and statute of limitation expirations during the year. Such favorable effects were partially offset by the effect of state income taxes and the establishment of valuation allowances. As of January 29, 2011, we had $5.6 million in unrecognized tax benefits, of which $4.2 million, if recognized, would reduce our income tax expense and effective tax rate. It is reasonably possible that there could be a reduction in the balance of unrecognized tax benefits of up to $1.0 million in the next twelve months.
     Net loss attributable to noncontrolling interest was $19 thousand for fiscal 2010 due to our acquisitions of Dimensions and Alexandra on August 6, 2010. The Company controls 86% of the UK-based operations.
     These factors resulted in net earnings attributable to common shareholders of $67.7 million or 3.2% of total net sales for fiscal 2010, an increase of $21.5 million or 46.5% over net earnings of $46.2 million or 2.4% of total net sales for fiscal 2009.
2009 Compared with 2008
     The Company’s total net sales decreased $62.8 million, or 3.2%, to $1,909.6 million for fiscal 2009 as compared to fiscal 2008. Total retail sales decreased $54.8 million due mainly to a $60.3 million decrease in retail clothing product revenues, offset by a $4.1 million increase in tuxedo rental services and a $1.9 million increase in alteration services, and is attributable to the following:

(in millions)	Amount Attributed to

$(57.3)	Decrease in comparable sales.
14.4	Increase from net sales of stores opened in 2008, relocated stores and expanded stores not yet included in comparable sales.
3.7	Increase in net sales from six stores opened in 2009.
1.9	Increase in alteration services sales.
(1.9)	Decrease in other sales.
(8.5)	Decrease in net sales resulting from stores closed.
(7.1)	Decrease in net sales resulting from exchange rate changes.

$(54.8)	Total

     Our comparable store sales decreased 4.0% at Men’s Wearhouse as increases in units per transaction, driven by our promotional activities, were more than offset by lower store traffic levels and higher markdowns. At Moores, comparable store sales decreased 0.9% as increases in units per transaction, driven by our promotional activities, and a higher average transaction value were more than offset by lower store traffic levels. At K&G, comparable store sales decreased 1.9% primarily due to decreases in units per transaction and higher markdowns. The continuation of negative macroeconomic conditions, including high unemployment, particularly affected sales of men’s apparel as buying patterns for men are considered to be more discretionary than those in other apparel areas. The lower retail clothing product sales were partially offset by increased revenues from our tuxedo rental services due mainly to higher average rental rates. As a percentage of total retail sales, tuxedo rental service revenues increased from 16.9% in 2008 to 17.6% in 2009. Exchange rate changes from a weaker Canadian dollar also caused total retail sales for fiscal 2009 to be $7.1 million less than the comparable prior year sales.
     Total corporate apparel clothing product sales decreased $8.0 million to $13.5 million in fiscal 2009 due mainly to reduced orders from several major corporate apparel customers.

     The Company’s gross margin was as follows:

	Fiscal Year
	2009	2008
Gross margin (in thousands)	$798,898	$850,512

Gross margin as a percentage of related sales:
Retail gross margin:
Clothing product	54.1%	56.0%
Tuxedo rental services	82.8%	82.0%
Alteration and other services	26.2%	24.1%
Occupancy costs	(15.3)%	(15.0)%

Total retail gross margin	42.0%	43.3%

Corporate apparel clothing product gross margin	18.6%	31.0%

Total gross margin	41.8%	43.1%

     Buying and distribution costs are included in determining our retail and corporate apparel clothing product gross margins. Our gross margin may not be comparable to other specialty retailers, as some companies exclude costs related to their distribution network from cost of goods sold while others, like us, include all or a portion of such costs in cost of goods sold and exclude them from selling, general and administrative expenses.
     Total gross margin decreased 6.1% from $850.5 million in fiscal 2008 to $798.9 million in fiscal 2009. As a percentage of total net sales, total gross margin decreased from 43.1% in fiscal 2008 to 41.8% in fiscal 2009.
     In the retail segment, total gross margin as a percentage of related sales decreased from 43.3% in fiscal 2008 to 42.0% in fiscal 2009 due mainly to a decline in the retail clothing product gross margin from 56.0% in fiscal 2008 to 54.1% in fiscal 2009 related to higher markdowns from increased promotional activities at our Men’s Wearhouse and Moores stores. The tuxedo rental services gross margin increased slightly from 82.0% in fiscal 2008 to 82.8% in fiscal 2009 due mainly to the absence in 2009 of costs incurred in the first quarter of 2008 associated with realignment of our tuxedo rental product inventory. The gross margin for alteration and other services increased from 24.1% in fiscal 2008 to 26.2% in fiscal 2009 mainly as a result of reduced alteration costs combined with increased alteration sales associated with the increased unit sales from our promotional events. Occupancy cost, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, increased from 15.0% of total retail sales in fiscal 2008 to 15.3% in fiscal 2009 but, on an absolute dollar basis, decreased by 1.3%.
     In the corporate apparel segment, total gross margin as a percentage of related sales decreased from 31.0% in fiscal 2008 to 18.6% in fiscal 2009 due mainly to the impact of fixed buying and procurement costs.
     Non-cash asset impairment charges increased to $19.5 million in fiscal 2009 as compared to $1.8 million in fiscal 2008. As a percentage of total net sales, these expenses increased from 0.1% in 2008 to 1.0% in 2009. The asset impairment charges in fiscal 2009 related to 145 Men’s Wearhouse and Tux stores and 12 K&G stores. The asset impairment charges in fiscal 2008 related to two K&G stores. Refer to Impairment of Long-Lived Assets as discussed in “Critical Accounting Polices and Estimates” below and Note 1 of Notes to Consolidated Financial Statements for further details.

     Selling, general and administrative expenses decreased to $710.0 million in fiscal 2009 from $758.2 million in fiscal 2008, a decrease of $48.2 million or 6.4%. As a percentage of total net sales, these expenses decreased from 38.4% in 2008 to 37.2% in 2009. The components of this 1.2% net decrease in SG&A expenses as a percentage of total net sales and the related absolute dollar changes were as follows:

%	Attributed to

0.4%	Increase in advertising expense as a percentage of total net sales from 3.9% in 2008 to 4.3% in 2009. On an absolute dollar basis, advertising expense increased $5.0 million.

0.1%
Increase in store salaries as a percentage of total net sales from 14.9% in 2008 to 15.0% in 2009. Store salaries on an absolute dollar basis decreased $7.8 million primarily due to decreased commissions and store personnel due to decreased sales and fewer stores in 2009.

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

(1.6)%
Decrease in other SG&A expenses as a percentage of total net sales from 19.5% in 2008 to 17.9% in 2009. On an absolute dollar basis, other SG&A expenses decreased $44.2 million primarily due to cost control efforts initiated in the fourth quarter of 2008 and the 2009 recognition of $5.0 million in other operating income from gift card breakage. During the second quarter of 2009, we entered into an agreement with an unrelated third party who assumed our liability for unredeemed gift cards that had not yet reached their statutory escheatment term. As a result of this agreement, we are no longer subject to certain third party claims for unredeemed gift cards, which allows us to recognize other income from breakage of gift cards when the likelihood of redemption of the gift cards is remote (refer to Note 1 of Notes to Consolidated Financial Statements).

(1.2)%	Total
     In the retail segment, SG&A expenses as a percentage of related net sales decreased from 38.6% in fiscal 2008 to 37.1% in fiscal 2009 for the reasons discussed above In the corporate apparel segment, SG&A expenses as a percentage of related net sales increased from 24.8% in fiscal 2008 to 50.5% in fiscal 2009 due primarily to fixed buying and procurement costs higher as a percentage of reduced sales volume.
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
     Our effective income tax rate was 33.1% for 2009 and 33.7% for fiscal 2008. The effective tax rate for fiscal 2009 was lower than the statutory U.S. federal rate of 35% primarily due to the foreign exchange impact of distributed earnings from our Canadian operations, favorable conclusions of certain income tax audits and statute of limitation expirations during the year, offset partially by the unfavorable effect of state income taxes and establishment of a valuation allowance related to potential limited utilization of foreign tax credits. The effective income tax rate in 2008 was lower than the statutory U.S. federal rate of 35% mainly because favorable conclusions of certain income tax audits and statute of limitation expirations during the year more than offset the effect of state income taxes. As of January 30, 2010, we had $7.1 million in unrecognized tax benefits, of which $4.8 million, if recognized, would reduce our income tax expense and effective tax rate. It is reasonably possible that there could be a net reduction in the balance of unrecognized tax benefits of up to $1.0 million in the next twelve months.

     These factors resulted in 2009 net earnings attributable to common shareholders of $46.2 million or 2.4% of total net sales, compared with 2008 net earnings attributable to common shareholders of $58.8 million or 3.0% of total net sales.
Liquidity and Capital Resources
     At January 29, 2011 and January 30, 2010, cash and cash equivalents totaled $136.4 million and $186.0 million, respectively. We had working capital of $497.4 million and $486.3 million at January 29, 2011 and January 30, 2010, respectively. We held no short-term investments at January 29, 2011 or January 30, 2010. Our primary sources of working capital are cash flows from operations and borrowings under our Credit Agreement. Historically, our working capital has been at its lowest level in January and February, and has increased through November as inventory buildup occurs in preparation for the fourth quarter selling season. The $11.1 million increase in working capital at January 29, 2011 compared to January 30, 2010 resulted primarily from increases in accounts receivable and inventories, which more than offset the increases in accounts payable and accrued expenses and other current liabilities.
     On August 6, 2010, we acquired Dimensions and certain assets of Alexandra, two leading providers of corporate clothing uniforms and workwear in the United Kingdom, to complement our corporate apparel operations. The operating results of Dimensions and Alexandra have been included in the consolidated financial statements since that date. The combined businesses are organized under a UK-based holding company, of which the Company controls 86% and certain previous shareholders of Dimensions control 14%. The Company has the right to acquire the remaining outstanding shares of the UK-based holding company in the future on the terms set forth in the Investment, Shareholders’ and Stock Purchase Agreement. The acquisition-date cash consideration transferred for the Dimensions and Alexandra acquisitions was $79.8 million and $18.0 million, respectively, totaling $97.8 million (£61 million), and was funded through the Company’s cash on hand.
Credit Facilities
     On January 26, 2011, we entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) with a group of banks to amend and restate our existing credit facility, which provided the Company with a revolving credit facility that was scheduled to mature on February 11, 2012, as well as a term loan to our Canadian subsidiaries, which was scheduled to mature on February 10, 2011. The term loan outstanding balance of US$46.7 million was paid in full during the fourth quarter of fiscal 2010.
     The Credit Agreement provides for a total senior revolving credit facility of $200.0 million, with increases to $300.0 million upon additional lender commitments, that matures on January 26, 2016. The Credit Agreement is secured by the stock of certain of our subsidiaries. The Credit Agreement has several borrowing and interest rate options including the following indices: (i) adjusted LIBO rate, (ii) adjusted EURIBO rate, (iii) CDO rate, (iv) Canadian prime rate or (v) an alternate base rate (equal to the greater of the prime rate, the federal funds rate plus 0.5% or the adjusted LIBO rate for a one month period plus 1.0%). Advances under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin up to 2.75%. The Credit Agreement also provides for fees applicable to amounts available to be drawn under outstanding letters of credit which range from 2.00% to 2.75%, and a fee on unused commitments which ranges from 0.35% to 0.50%. As of January 29, 2011, there were no borrowings outstanding under the Credit Agreement.
     The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain certain financial ratios. The restrictive provisions in the Credit Agreement reflect an overall covenant structure that is generally representative of a commercial loan made to an investment-grade company. Our debt, however, is not rated and we have not sought, and are not seeking, a rating of our debt. We were in compliance with the covenants in the Credit Agreement as of January 29, 2011.
     We utilize letters of credit primarily to secure inventory purchases and as collateral for workers compensation claims. At January 29, 2011, letters of credit totaling approximately $25.2 million were issued and outstanding. Borrowings available under our Credit Agreement at January 29, 2011 were $174.8 million.

     Cash flow activities
     Operating activities — Our primary source of operating cash flow is from sales to our customers. Our primary uses of cash include clothing product inventory and tuxedo rental product purchases, personnel related expenses, occupancy costs, advertising costs and income tax payments. Our operating activities provided net cash of $169.9 million in 2010 due mainly to net earnings, adjusted for non-cash charges and a decrease in inventories and increases in accounts payable, accrued expenses and other current liabilities, offset in part by increases in accounts receivable and tuxedo rental product and a decrease in income taxes payable. Our operating activities provided net cash of $163.2 million in 2009, due mainly to net earnings, adjusted for non-cash charges, and decreases in inventories and other assets and an increase in income taxes payable, offset in part by an increase in tuxedo rental product and decreases in accounts payable, accrued expenses and other current liabilities. Our operating activities provided net cash of $129.5 million in 2008, due mainly to net earnings, adjusted for non-cash charges, and a decrease in inventories, offset in part by an increase in tuxedo rental product and decreases in accounts payable, accrued expenses and other current liabilities and income taxes payable. The increase in accounts receivable during fiscal 2010 was due primarily to a build of customer balances at our UK corporate apparel operations acquired in the third quarter of fiscal 2010. Inventories decreased in 2009 and 2008 as purchases were reduced in line with decreased clothing sales in 2009 and 2008. Inventories also decreased in 2010 as we continued efforts to align inventory purchases with sales expectations and a decrease in our retail store count. Tuxedo rental product increased in each of the years to support the continued growth in our tuxedo rental business, to replenish and replace product and, in 2008, to rationalize the acquired After Hours tuxedo rental product offerings. The increases in accounts payable, accrued expenses and other current liabilities in 2010 was primarily due to the timing of vendor payments, increased advertising costs and an increase in annual bonuses due to increased sales in 2010, while the decrease in income taxes payable was due to the timing of required tax payments. The decreases in accounts payable, accrued expenses and other current liabilities in 2009 and 2008 relate mainly to the timing of vendor payments and reduced purchases associated with decreased clothing sales. The decrease in other assets in 2009 was mainly due to tax refunds received, while the increase in income taxes payable was due to the timing and amounts of required tax payments. In 2008, income taxes payable decreased because actual earnings were lower than amounts used to estimate required tax payments.
     Investing activities — Our cash outflows from investing activities are primarily for capital expenditures, purchases of short-term investments and, in 2010, acquisitions of businesses, while cash inflows are primarily the result of proceeds from sales of short-term investments. Our investing activities used net cash of $156.6 million, $36.7 million and $35.0 million in 2010, 2009 and 2008, respectively. We made capital expenditures of $58.9 million, $56.9 million and $88.2 million in 2010, 2009 and 2008, respectively. In 2010, we used net cash of $97.8 million for the acquisitions of Dimensions and Alexandra on August 6, 2010. In 2008, we had proceeds of $9.6 million from the sale of certain distribution facility assets acquired by the State of California through eminent domain. Additionally, in 2009 and 2008, we had net proceeds from short-term investments of $19.4 million and $42.8 million, respectively.
     Our capital expenditures relate mainly to costs incurred for stores opened, remodeled or relocated during the year or under construction at the end of the year, distribution facility additions and infrastructure technology investments as detailed below (in millions):

	2010	2009	2008
Retail segment capital expenditures:
New store construction	$5.5	$3.4	$18.1
Relocation and remodeling of existing stores	25.0	26.5	50.2
Information technology	18.9	14.1	7.5
Distribution facilities	4.8	10.8	7.0
Other	1.8	0.8	4.8

Total retail segment capital expenditures	56.0	55.6	87.6
Corporate apparel segment capital expenditures (a)	2.9	1.3	0.6

Total capital expenditures	$58.9	$56.9	$88.2

(a)	Relates mainly to information technology.
     Property additions relating to new retail apparel stores include stores in various stages of completion at the end of the fiscal year (four stores at the end of 2010, one store at the end of 2009 and five stores at the end of 2008).

     Financing activities — Our cash outflows from financing activities consist primarily of cash dividend payments and debt payments, while cash inflows from financing activities consist primarily of proceeds from our revolving credit facility and the issuance of common stock. In 2010, our financing activities used net cash of $65.3 million, due mainly to the payment of cash dividends and payments on our Canadian term loan, offset partially by proceeds from the issuance of common stock. In 2009, our financing activities used net cash of $36.9 million, due mainly to the payment of cash dividends and payments on our revolving credit facility, offset partially by proceeds from the issuance of common stock. In 2008, our financing activities used net cash of $25.4 million, due mainly to the payment of cash dividends and payments on our Canadian term loan and our revolving credit facility, offset by proceeds from our revolving credit facility and the issuance of common stock.
     Share repurchase program — In January 2006, the Board of Directors authorized a $100.0 million share repurchase program of our common stock, which superseded any remaining previous authorizations. In August 2007, the Board of Directors approved a replenishment of the share repurchase program to $100.0 million by authorizing $90.3 million to be added to the remaining $9.7 million of the then current program. In January 2011, the Board of Directors approved a $150.0 million share repurchase program of our common stock, which amends and increases the existing share repurchase authorization. This authorization superceded any remaining previous authorizations.
     No shares were repurchased under the August 2007 authorization during fiscal 2009 or 2008. No shares were repurchased under the August 2007 or the January 2011 authorization during fiscal 2010. At January 29, 2011, the remaining balance available under the January 2011 authorization was $150.0 million. Subsequent to January 29, 2011 and through March 30, 2011, we have purchased 1,703.4 thousand shares for $45.6 million at an average price per share of $26.77 under the January 2011 authorization.
     The following table summarizes our share repurchases over the last three fiscal years, all of which were private transactions to satisfy tax withholding obligations arising upon the vesting of certain restricted stock:

	2010	2009	2008
Shares repurchased (in thousands)	7.1	7.3	6.7
Total costs (in millions)	$0.1	$0.1	$0.2
Average price per share	$20.24	$12.29	$23.13
     Dividends — Cash dividends paid were approximately $19.1 million, $14.7 million and $14.6 million during fiscal 2010, 2009 and 2008, respectively. In fiscal 2010, a dividend of $0.09 per share was declared in the first, second and third quarters and a dividend of $0.12 per share was declared in the fourth quarter, for an annual dividend of $0.39 per share. In fiscal 2009, a dividend of $0.07 per share was declared in the first, second and third quarters and a dividend of $0.09 per share was declared in the fourth quarter, for an annual dividend of $0.30 per share. A dividend of $0.07 per share was declared in each quarter of fiscal 2008, for an annual dividend of $0.28 per share. The cash dividend of $0.12 per share declared by our Board of Directors in January 2011 is payable on March 25, 2011 to shareholders of record on March 15, 2011. The dividend payout is approximately $6.4 million and is included in accrued expenses and other current liabilities on the consolidated balance sheet as of January 29, 2011.
Futures sources and uses of cash
     Our primary uses of cash are to finance working capital requirements of our operations. In addition, we will use cash to fund capital expenditures, income tax and dividend payments, operating leases and various other obligations, including the commitments discussed in the “Contractual Obligations” table below, as they arise.
     Capital expenditures are anticipated to be in the range of $90.0 to $100.0 million for 2011. This amount includes the anticipated costs of opening approximately 20 new Men’s Wearhouse stores in 2011 at an expected average cost per store of approximately $0.4 million (excluding telecommunications and point-of-sale equipment and inventory). The balance of the capital expenditures for 2011 will be used for telecommunications, point-of-sale and other computer equipment and systems, store relocations, remodeling and expansion, distribution facilities and investment in our corporate uniform program. The Company anticipates that each of the new Men’s Wearhouse stores will require, on average, an initial inventory costing approximately $0.3 million (subject to the seasonal patterns that affect inventory at all stores). These inventory purchases will be funded by cash from operations, trade credit and, if necessary, borrowings under our Credit Agreement. The actual amount of future capital expenditures and inventory purchases will depend in part on the number of new stores opened and the terms on which new stores are leased, as well as on industry trends consistent with our anticipated operating plans. Additionally, market conditions may produce attractive opportunities for us to make acquisitions larger than our past acquisitions. Any such acquisitions may be undertaken as an alternative to opening new stores. We may use cash on hand, together with cash flow from operations, borrowings under our Credit Agreement and issuances of debt or equity securities, to take advantage of any significant acquisition opportunities.
     Current domestic and global economic conditions, including high unemployment levels, reduced public sector spending and constrained credit markets, could negatively affect our future operating results as well as our existing cash and cash equivalents balances. In addition, conditions in the financial markets could limit our access to additional capital resources, if needed, and could increase associated costs. We believe based on our current business plan that our existing cash and cash flows from operations will be sufficient to fund our planned store openings, relocations and remodelings, other capital expenditures and operating cash requirements, including integration costs and other requirements related to our August 6, 2010 UK-based acquisitions, and that we will be able to maintain compliance with the covenants in our Credit Agreement for at least the next 12 months. Borrowings available under our Credit Agreement were $174.8 million as of January 29, 2011.
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

Contractual Obligations
     As of January 29, 2011, the Company is obligated to make cash payments in connection with its noncancelable capital and operating leases and other contractual obligations in the amounts listed below. In addition, we utilize letters of credit primarily for inventory purchases and as collateral for workers compensation claims. At January 29, 2011, letters of credit totaling approximately $25.2 million were issued and outstanding.

	Payments Due by Period
		<1	1-3	4-5	> 5
(In millions)	Total	Year	Years	Years	Years
Contractual obligations
Capital lease obligations (a)	$3.6	$1.1	$1.6	$0.9	$—
Operating lease base rentals (a)	720.7	153.4	250.0	175.1	142.2
Other contractual obligations (b)	21.5	7.5	8.5	5.5	—

Total contractual obligations (c)(d)	$745.8	$162.0	$260.1	$181.5	$142.2

(a)	We lease retail business locations, office and warehouse facilities, copier equipment and automotive equipment under various noncancelable capital and operating leases. Leases on retail business locations specify minimum base rentals plus common area maintenance charges and possible additional rentals based upon percentages of sales. Most of the retail business location leases provide for renewal options at rates specified in the leases. Our future lease obligations would change if we exercised these renewal options and if we entered into additional lease agreements. See Note 13 of Notes to Consolidated Financial Statements for more information.

(b)	Other contractual obligations consist primarily of payments required under our marketing agreement with David’s Bridal, Inc.

(c)	Excluded from the table above is $7.0 million, which includes $1.4 million in interest, related to uncertain tax positions. These amounts are not included due to our inability to predict the timing of the settlement of these amounts. Refer to Note 5 of Notes to Consolidated Financial Statements for more information.

(d)	In February 2011, we entered into a US$1.7 million contractual obligation for the refurbishment of the primary offices for Alexandra located in Bristol, UK. This obligation, which is excluded from the table above, will be paid in fiscal 2011.
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
     Inventories — Our inventory is carried at the lower of cost or market. Cost is determined based on the average cost method. Our inventory cost also includes estimated buying and distribution costs (warehousing, freight, hangers and merchandising costs) associated with the inventory, with the balance of such costs included in cost of sales. We make assumptions, based primarily on historical experience, as to items in our inventory that may be damaged, obsolete or salable only at marked down prices and reduce the cost of inventory to reflect the market value of these items. If actual damages, obsolescence or market demand is significantly different from our estimates, additional inventory write-downs could be required. In addition, buying and distribution costs are allocated to inventory based on the ratio of annual product purchases to inventory cost. If this ratio were to change significantly, it could materially affect the amount of buying and distribution costs included in cost of sales.
     In the third quarter of fiscal 2010, we changed the method of determining cost under the lower of cost or market inventory valuation method used for our K&G brand (representing approximately 23% of our inventory) from the retail inventory method to the average cost method. We recorded the cumulative effect of the change in accounting principle retrospectively as of February 1, 2009. The cumulative effect of this change in accounting principle as of February 1, 2009 was an increase in inventory of $2.2 million, a decrease in deferred tax assets of $0.9 million and a net increase in retained earnings of $1.3 million. The retrospective application of this accounting change impacted both segment and consolidated operating income, as well as consolidated net earnings, for all comparable periods presented by insignificant amounts. The change in accounting principle did not have any impact on our previously reported net cash flows, sales or comparable store sales. Refer to Note 14 of Notes to Consolidated Financial Statements.
     Impairment of Long-Lived Assets — Long-lived assets, such as property and equipment and identifiable intangibles with finite useful lives, are periodically evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level of which there are identifiable cash flows, which is generally at a store level. Assets are reviewed using factors including, but not limited to, the Company’s future operating plans and projected cash flows. The determination of whether impairment has occurred is based on an estimate of undiscounted future cash flows directly related to the assets, compared to the carrying value of the assets. If the sum of the undiscounted future cash flows of the assets does not exceed the carrying value of the assets, full or partial impairment may exist. If the asset carrying amount exceeds its fair value, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined using an income approach, which requires discounting the estimated future cash flows associated with the asset. Estimating future cash flows requires management to make assumptions and to apply judgment, including forecasting future sales, costs and useful lives of assets. Significant judgment is also involved in selecting the appropriate discount rate to be applied in determining the estimated fair value of an asset. Changes to our key assumptions related to future performance, market conditions and other economic factors can significantly affect our impairment evaluation. For example, unanticipated adverse market conditions can cause individual stores to become unprofitable and can result in an impairment charge for the property and equipment assets in those stores.
     During the fourth quarter of fiscal 2008, we recognized pretax non-cash asset impairment charges of $1.8 million related mainly to store assets for two K&G stores still in operation. During the fourth quarter of fiscal 2009, we recognized pretax non-cash asset impairment charges of $19.5 million related to store assets for 145 Men’s Wearhouse and Tux stores and 12 K&G stores. During fiscal 2010, we recognized pretax non-cash asset impairment charges of $5.9 million related to store assets for 49 Men’s Wearhouse and Tux stores, four K&G stores and three Men’s Wearhouse stores.
     The pretax asset impairment charges for the K&G stores of $1.8 million in 2008, $5.1 million in 2009 and $1.9 million in 2010 are the result primarily of sales declines that started in 2007 and continued through fiscal 2010 caused mainly by the downturn experienced by the U.S. economy.
     The pretax asset impairment charges related to the store assets for the Men’s Wearhouse and Tux stores were $14.4 million in fiscal 2009 and $3.6 million in fiscal 2010. Most of our stand-alone tuxedo rental stores were acquired in April 2007 or opened subsequently and operated as MW Tux from the fourth quarter of fiscal 2007 until the first quarter of fiscal 2009 when they were renamed Men’s Wearhouse and Tux. These rental stores offer a full selection of tuxedo rental product as well as an expanded selection of retail merchandise, including dress and casual apparel targeted towards a younger customer, which was introduced during the first quarter of fiscal 2009. It was anticipated that expanding the retail merchandise at the rental stores and renaming them to Men’s Wearhouse and Tux would diminish or possibly reverse a consumer driven shifting of rental revenues that was occurring from the rental stores to our Men’s Wearhouse stores located in close proximity (one mile or less). Although the expanded merchandise offering contributed to a significant increase in retail clothing sales by the rental stores in fiscal 2009 and 2010, the shifting of tuxedo rental revenues from the rental stores to nearby Men’s Wearhouse stores continued to occur. In total, tuxedo rental revenues for fiscal 2010 were $364.3 million compared to $334.1 million in 2009 and $330.0 million in fiscal 2008; however, $14.4 million and $3.6 million of store assets in fiscal 2009 and 2010, respectively, for the stand-alone Men’s Wearhouse and Tux stores were impaired due mainly to the shifting of rental revenues.
     In fiscal 2010, we also recognized pretax asset impairment charges of $0.4 million for three Men’s Wearhouse stores, two which are still in operation.
     Changes to our key assumptions related to future performance, market conditions and other economic factors could result in future impairment charges for stores or other long-lived assets where the carrying amount of the assets may not be recoverable.
     Goodwill and Other Intangible Assets — Goodwill and other intangible assets are initially recorded at their fair values. Trademarks, tradenames, customer relationships and other identifiable intangible assets with finite useful lives are amortized to expense over their estimated useful lives of 3 to 20 years using the straight-line method and are periodically evaluated for impairment as discussed in the “Impairment of Long-Lived Assets” section above. Identifiable intangible assets with an indefinite useful life, including goodwill, are not amortized but are evaluated annually as of our fiscal year end for impairment. A more frequent evaluation is performed if events or circumstances indicate that impairment could have occurred. Such events or circumstances could include, but are not limited to, significant negative industry or economic trends, unanticipated changes in the competitive environment, decisions to significantly modify or dispose of operations and a significant sustained decline in the market price of our stock.
     Goodwill represents the excess cost of businesses acquired over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in prior business combinations. Goodwill totaled $88.0 million at January 29, 2011, of which $27.0 million related to our acquisition of Dimensions on August 6, 2010. Refer to Note 2 of Notes to Consolidated Financial Statements. For purposes of our impairment evaluation, the reporting units are our operating brands identified in Note 11 of Notes to Consolidated Financial Statements. Goodwill has been assigned to the reporting units based on prior business combinations related to the brands. The goodwill impairment evaluation is performed in two steps. The first step is intended to determine if potential impairment exists and is performed by comparing each reporting unit’s fair value to its carrying value, including goodwill. If the carrying value of a reporting unit exceeds its estimated fair value, goodwill is considered potentially impaired, and we must complete the second step of the testing to determine the amount of any impairment. The second step requires an allocation of the reporting unit’s first step estimated fair value to the individual assets and liabilities of the reporting unit in the same manner as if the reporting unit was being acquired in a business combination. Any excess of the estimated fair value over the amounts allocated to the individual assets and liabilities represents the implied fair value of goodwill for the reporting unit. If the implied fair value of goodwill is less than the recorded goodwill, we would recognize an impairment charge for the difference.
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
     Management judgment is a significant factor in the goodwill impairment evaluation process. The computations require management to make estimates and assumptions. Critical assumptions that are used as part of these evaluations include:
•	The potential future cash flows of the reporting unit. The income approach relies on the timing and estimates of future cash flows. The projections use management’s estimates of economic and market conditions over the projected period, including growth rates in revenue, gross margin and expense. The cash flows are based on the Company’s most recent business operating plans and various growth rates have been assumed for years beyond the current business plan period. We believe that the assumptions and rates used in our 2010 impairment evaluation are reasonable; however, variations in the assumptions and rates could result in significantly different estimates of fair value.

•	Selection of an appropriate discount rate. The income approach requires the selection of an appropriate discount rate, which is based on a weighted average cost of capital analysis. The discount rate is affected by changes in short-term interest rates and long-term yield as well as variances in the typical capital structure of marketplace participants. Given current economic conditions, it is possible that the discount rate will fluctuate in the near term. The weighted average cost of capital used to discount the cash flows for our reporting units ranged from 12.0% to 14.0% for the 2010 analysis.

•	Selection of comparable companies within the industry. For purposes of the market comparable approach, valuations were determined by calculating average price multiples of relevant key drivers from a group of companies that are comparable to the reporting units being analyzed and applying those price multiples to the key drivers of the reporting unit. While the market price multiple is not an assumption, a presumption that it provides an indicator of the value of the reporting unit is inherent in the valuation. The determination of the market comparable also involves a degree of judgment. Earnings multiples of 6.0 to 7.3 were used for the 2010 analysis for our operating brands including Men’s Wearhouse, K&G, Moores and MW Cleaners.
     As discussed above, the fair values of reporting units in 2010 were determined using a combined income and market comparable approach. We believe these two approaches are appropriate valuation techniques and we generally weight the two values equally as an estimate of reporting unit fair value for the purposes of our impairment testing. However, we may weigh one value more heavily than the other when conditions merit doing so. The fair value derived from the weighting of these two methods provided appropriate valuations that, in aggregate, reasonably reconciled to our market capitalization, taking into account observable control premiums. Therefore, we used the valuations in evaluating goodwill for possible impairment and determined that none of our goodwill was impaired.
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
     No goodwill impairment was identified in fiscal 2010, 2009 or 2008.

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
     Income Taxes — Income taxes are accounted for using the asset and liability method. Deferred tax liabilities or assets are established for temporary differences between financial and tax reporting bases and are subsequently adjusted to reflect changes in enacted tax rates expected to be in effect when the temporary differences reverse. The deferred tax assets are reduced, if necessary, by a valuation allowance to the extent future realization of those tax benefits is uncertain.
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
     The tax benefit from an uncertain tax position is recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. Interest and/or penalties related to uncertain tax positions are recognized in income tax expense. Significant judgment is required in determining our uncertain tax positions. We have established accruals for uncertain tax positions using our best judgment and adjust these accruals, as warranted, due to changing facts and circumstances. A change in our uncertain tax positions, in any given period, could have a significant impact on our financial position, results of operations and cash flows for that period.
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

Recent Accounting Pronouncements
     In January 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that expands the required disclosures about fair value measurements. This guidance provides for new disclosures requiring the Company to (a) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (b) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements. This guidance also provides clarification of existing disclosures requiring the Company to (i) determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type and (ii) for each class of assets and liabilities, disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements. We adopted this guidance effective January 31, 2010, except for the presentation of purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements, which will be effective for fiscal years beginning after December 15, 2010. The adoption of the first phase of this guidance did not have a material impact on our financial position, results of operations or cash flows. We do not expect the adoption of the second phase of this guidance to have a material impact on our financial position, results of operations or cash flows.
     In December 2010, the FASB updated the disclosures of supplementary pro forma information for business combinations. This update specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This amendment also expands the supplemental pro forma disclosures related to business combinations to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This update is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. We do not expect the adoption of this update to have a material impact on our financial position, results of operations or cash flows.
     In December 2010, the FASB issued guidance to clarify when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This update modifies step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts, requiring the entity to assess whether it is more likely than not that the reporting units’ goodwill is impaired in order to determine if the entity should perform step 2 of the goodwill impairment test for those reporting unit(s). This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. We do not expect the adoption of this update to have a material impact on our financial position, results of operations or cash flows.

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
     As further described in Note 10 of Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Information and Results of Operations — Liquidity and Capital Resources”, our risk management policy is to hedge a significant portion of forecasted merchandise purchases for our direct sourcing programs that bear foreign exchange risk using foreign exchange forward contracts. The Company has not elected to apply hedge accounting to these transactions denominated in a foreign currency. At January 29, 2011, we had six contracts maturing in varying increments to purchase euros for an aggregate notional amount of US$3.8 million maturing at various dates through October 2011, 10 contracts maturing in varying increments to purchase U.S. dollars for an aggregate notional amount of CAD $5.8 million maturing at various dates through May 2011 and 70 contracts maturing in varying increments to purchase U.S. dollars for an aggregate notional amount of GBP £27.6 million maturing at various dates through September 2011. For the fiscal year ended January 29, 2011, we recognized a pre-tax gain of $0.6 million in cost of sales on the consolidated statement of earnings for our derivative financial instruments not designated as cash flow hedges. We held no outstanding contracts at January 30, 2010. A hypothetical 10% increase in applicable January 29, 2011 forward rates could decrease the fair value of the derivative financial instruments by $1.6 million, whereas a hypothetical 10% decrease in applicable January 29, 2011 forward rates could increase the fair value of the derivative contracts by $2.2 million. However, it should be noted that any change in the value of these contracts, whether real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged item.
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
     Moores conducts its business in CAD. The exchange rate between CAD and U.S. dollars has fluctuated over the last ten years. If the value of the CAD against the U.S. dollar weakens, then the revenues and earnings of our Canadian operations will be reduced when they are translated to U.S. dollars. Also, the value of our Canadian net assets in U.S. dollars may decline. Moores utilizes foreign currency hedging contracts as discussed above to limit exposure to changes in U.S. dollar/CAD exchange rates.
     Interest Rate Risk
     We are also exposed to risk under our Credit Agreement. Interest rates under our Credit Agreement vary with the (i) adjusted LIBO rate, (ii) adjusted EURIBO rate, (iii) CDO rate, (iv) Canadian prime rate or (v) an alternate base rate (equal to the greater of the prime rate, the federal funds rate plus 0.5% or the adjusted LIBO rate for a one month period plus 1.0%). Advances under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin up to 2.75%. See Note 4 of Notes to Consolidated Financial Statements. At January 29, 2011, there were no borrowings outstanding under the Credit Agreement.
     We also have exposure to market rate risk for changes in interest rates as those rates relate to our investment portfolio. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. As of January 29, 2011, we have highly liquid investments classified as cash equivalents in our consolidated balance sheet. Future investment income earned on our cash equivalents will fluctuate in line with short-term interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
The Men’s Wearhouse, Inc.
Houston, Texas
We have audited the accompanying consolidated balance sheets of The Men’s Wearhouse, Inc. and subsidiaries (the “Company”) as of January 29, 2011 and January 30, 2010, and the related consolidated statements of earnings, equity and comprehensive income, and cash flows for each of the three years in the period ended January 29, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Men’s Wearhouse, Inc. and subsidiaries as of January 29, 2011 and January 30, 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 14 to the consolidated financial statements, the Company changed its method of accounting for merchandise inventories at its K&G brand from the retail inventory method to the average cost method during the year ended January 29, 2011. The accounting change was applied retrospectively to February 1, 2009.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 29, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Houston, Texas
March 30, 2011

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except shares)

	January 29,	January 30,
	2011	2010
		(as adjusted-
		Note 14)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$136,371	$186,018
Accounts receivable, net	60,607	16,745
Inventories	486,499	434,881
Other current assets	80,531	72,732

Total current assets	764,008	710,376

PROPERTY AND EQUIPMENT, AT COST
Land	12,264	12,036
Buildings	90,436	88,463
Leasehold improvements	377,966	367,728
Furniture, fixtures and equipment	429,331	397,778

	909,997	866,005
Less accumulated depreciation and amortization	(577,386)	(521,259)

Net property and equipment	332,611	344,746

TUXEDO RENTAL PRODUCT, net	89,465	102,479
GOODWILL	87,994	59,414
INTANGIBLE ASSETS, net	37,348	4,287
OTHER ASSETS	8,892	12,850

TOTAL ASSETS	$1,320,318	$1,234,152

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$123,881	$83,052
Accrued expenses and other current liabilities	139,640	117,047
Income taxes payable	3,135	23,936

Total current liabilities	266,656	224,035

LONG-TERM DEBT	—	43,491
DEFERRED TAXES AND OTHER LIABILITIES	69,809	62,236

Total liabilities	336,465	329,762

COMMITMENTS AND CONTINGENCIES (Notes 4 and 13) EQUITY:

Preferred stock, $.01 par value, 2,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 71,005,810 and 70,523,368 shares issued	710	705
Capital in excess of par	341,663	327,742
Retained earnings	1,002,975	956,032
Accumulated other comprehensive income	38,366	32,537
Treasury stock, 18,118,350 and 18,111,602 shares at cost	(412,761)	(412,626)

Total equity attributable to common shareholders	970,953	904,390

Noncontrolling interest	12,900	—

Total equity	983,853	904,390

TOTAL LIABILITIES AND EQUITY	$1,320,318	$1,234,152

The accompanying notes are an integral part of these consolidated financial statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
For the Years Ended
January 29, 2011, January 30, 2010 and January 31, 2009
(In thousands, except per share amounts)

	Fiscal Year
	2010	2009	2008
		(as adjusted-
		Note 14)
Net sales:
Retail clothing product	$1,480,492	$1,433,913	$1,494,205
Tuxedo rental services	364,269	334,068	329,951
Alteration and other services	131,605	128,121	126,763

Total retail sales	1,976,366	1,896,102	1,950,919
Corporate apparel clothing product sales	126,298	13,473	21,499

Total net sales	2,102,664	1,909,575	1,972,418

Cost of sales:
Retail clothing product	681,817	658,031	657,800
Tuxedo rental services	56,067	57,417	59,515
Alteration and other services	98,126	94,589	96,165
Occupancy costs	276,688	289,672	293,597

Total retail cost of sales	1,112,698	1,099,709	1,107,077
Corporate apparel clothing product cost of sales	91,533	10,968	14,829

Total cost of sales	1,204,231	1,110,677	1,121,906

Gross margin:
Retail clothing product	798,675	775,882	836,405
Tuxedo rental services	308,202	276,651	270,436
Alteration and other services	33,479	33,532	30,598
Occupancy costs	(276,688)	(289,672)	(293,597)

Total retail gross margin	863,668	796,393	843,842
Corporate apparel clothing product gross margin	34,765	2,505	6,670

Total gross margin	898,433	798,898	850,512

Asset impairment charges	5,854	19,473	1,812
Selling, general and administrative expenses	790,908	710,049	758,229

Operating income	101,671	69,376	90,471

Interest income	315	912	2,592
Interest expense	(1,456)	(1,244)	(4,300)

Earnings before income taxes	100,530	69,044	88,763
Provision for income taxes	32,852	22,829	29,919

Net earnings including noncontrolling interest	67,678	46,215	58,844
Net loss attributable to noncontrolling interest	19	—	—

Net earnings attributable to common shareholders	$67,697	$46,215	$58,844

Net earnings per common share attributable to common shareholders (Note 3):
Basic	$1.27	$0.88	$1.14

Diluted	$1.27	$0.88	$1.13

Weighted average common shares outstanding (Note 3):
Basic	52,647	52,130	51,645

Diluted	52,853	52,280	51,944

The accompanying notes are an integral part of these consolidated financial statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME
(In thousands, except shares)

		Capital		Accumulated Other		Total Equity
	Common	in Excess	Retained	Comprehensive	Treasury	Attributable to	Noncontrolling
	Stock	of Par Value	Earnings	Income	Stock	Common Shareholders	Interest	Total Equity
BALANCES — February 2, 2008	$696	$305,209	$880,084	$43,629	$(413,681)	$815,937	—	$815,937
Net earnings	—	—	58,844	—	—	58,844	—	58,844
Other comprehensive income	—	—	—	(29,337)	—	(29,337)	—	(29,337)
Cash dividends — $0.28 per share	—	—	(14,640)	—	—	(14,640)	—	(14,640)
Share-based compensation	—	9,797	—	—	—	9,797	—	9,797
Common stock issued to stock discount plan — 147,991 shares	1	2,127	—	—	—	2,128	—	2,128
Common stock issued upon exercise of stock options — 52,922 shares	1	724	—	—	—	725	—	725
Common stock issued pursuant to restricted stock and deferred stock unit awards — 209,206 shares	2	(2)	—	—	—	—	—	—
Tax payments related to vested deferred stock units	—	(1,399)	—	—	—	(1,399)	—	(1,399)
Tax deficiency related to share-based plans	—	(751)	—	—	—	(751)	—	(751)
Treasury stock issued to profit sharing plan — 57,078 shares	—	(301)	—	—	1,301	1,000	—	1,000
Treasury stock purchased — 6,728 shares	—	—	—	—	(156)	(156)	—	(156)

BALANCES — January 31, 2009	700	315,404	924,288	14,292	(412,536)	842,148	—	842,148
Cumulative adjustment for change in accounting principle (Note 14)	—	—	1,339	—	—	1,339	—	1,339
Net earnings (as adjusted — Note 14)	—	—	46,215	—	—	46,215	—	46,215
Other comprehensive income	—	—	—	18,245	—	18,245	—	18,245
Cash dividends — $0.30 per share	—	—	(15,810)	—	—	(15,810)	—	(15,810)
Share-based compensation	—	10,168	—	—	—	10,168	—	10,168
Common stock issued to stock discount plan — 138,360 shares	1	1,985	—	—	—	1,986	—	1,986
Common stock issued upon exercise of stock options — 151,235 shares	2	2,118	—	—	—	2,120	—	2,120
Common stock issued pursuant to restricted stock and deferred stock unit awards — 231,273 shares	2	(2)	—	—	—	—	—	—
Tax payments related to vested deferred stock units	—	(1,634)	—	—	—	(1,634)	—	(1,634)
Tax deficiency related to share-based plans	—	(297)	—	—	—	(297)	—	(297)
Treasury stock purchased — 7,292 shares	—	—	—	—	(90)	(90)	—	(90)

BALANCES— January 30, 2010 (as adjusted-Note 14)	705	327,742	956,032	32,537	(412,626)	904,390	—	904,390
Net earnings (loss)	—	—	67,697	—	—	67,697	(19)	67,678
Other comprehensive income (loss)	—	—	—	5,829	—	5,829	(85)	5,744
Cash dividends — $0.39 per share	—	—	(20,754)	—	—	(20,754)	—	(20,754)
Share-based compensation	—	11,892	—	—	—	11,892	—	11,892
Common stock issued to stock discount plan — 120,434 shares	1	2,086	—	—	—	2,087	—	2,087
Common stock issued upon exercise of stock options — 120,664 shares	1	1,812	—	—	—	1,813	—	1,813
Common stock issued pursuant to restricted stock and deferred stock unit awards — 260,704 shares	3	(3)	—	—	—	—	—	—
Tax payments related to vested deferred stock units	—	(2,748)	—	—	—	(2,748)	—	(2,748)
Tax benefit related to share-based plans	—	882	—	—	—	882	—	882
Treasury stock issued to profit sharing plan — 386 shares	—	—	—	—	9	9	—	9
Treasury stock purchased — 7,134 shares	—	—	—	—	(144)	(144)	—	(144)
Fair value of noncontrolling interest associated with businesses acquired (Note 2)	—	—	—	—	—	—	13,004	13,004

BALANCES — January 29, 2011	$710	$341,663	$1,002,975	$38,366	$(412,761)	$970,953	$12,900	$983,853

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME — (Continued)
(In thousands)

	For the Fiscal Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
		(as adjusted-
		Note 14)
Comprehensive income:
Net earnings including noncontrolling interest	$67,678	$46,215	$58,844
Currency translation adjustments, net of tax	5,744	18,245	(29,337)

Other comprehensive income including noncontrolling interest	73,422	64,460	29,507

Other comprehensive loss attributable to noncontrolling interest:
Net loss	(19)	—	—
Currency translation adjustments, net of tax	(85)	—	—

Other comprehensive loss attributable to noncontrolling interest	(104)	—	—

Other comprehensive income attributable to common shareholders	$73,526	$64,460	$29,507

The accompanying notes are an integral part of these consolidated financial statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended
January 29, 2011, January 30, 2010 and January 31, 2009
(In thousands)

	Fiscal Year
	2010	2009	2008
		(as adjusted-
		Note 14)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings including noncontrolling interest	$67,678	$46,215	$58,844
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	75,998	86,090	90,665
Tuxedo rental product amortization	33,485	37,184	38,180
Asset impairment charges	5,854	19,473	1,812
Loss on disposition of assets	223	1,778	73
Gain on bargain purchase acquisition	(524)	—	—
Gain on sale of certain distribution facility assets	—	—	(8,818)
Deferred rent expense	3,001	2,305	808
Share-based compensation	11,892	10,168	9,797
Excess tax benefits from share-based compensation	(1,107)	(392)	(138)
Deferred tax provision (benefit)	8,735	(30,165)	8,270

Decrease (increase) in accounts receivable	(19,846)	(167)	1,513

Decrease in inventories	16,804	14,407	40,224
Increase in tuxedo rental product	(19,234)	(40,528)	(54,414)
Decrease (increase) in other assets	(7,473)	23,505	3,802
Increase (decrease) in accounts payable, accrued expenses and other current liabilities	19,155	(24,918)	(34,535)
Increase (decrease) in income taxes payable	(22,026)	20,990	(25,169)
Decrease in other liabilities	(2,668)	(2,790)	(1,424)

Net cash provided by operating activities	169,947	163,155	129,490

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(58,868)	(56,912)	(88,225)
Proceeds from sale of certain distribution facility assets	—	—	9,588
Acquisitions of businesses, net of cash	(97,786)	—	—
Purchases of available-for-sale investments	—	—	(17,121)
Proceeds from sales of available-for-sale investments	—	19,410	59,921
Proceeds from sales of property and equipment	76	797	811

Net cash used in investing activities	(156,578)	(36,705)	(35,026)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	3,900	4,106	2,853
Proceeds from revolving credit facility	—	—	150,600
Payments on revolving credit facility	—	(25,000)	(130,975)
Payments on Canadian term loan	(46,738)	—	(31,880)
Cash dividends paid	(19,111)	(14,722)	(14,600)
Deferred financing costs	(1,577)	—	—
Tax payments related to vested deferred stock units	(2,748)	(1,634)	(1,399)
Excess tax benefits from share-based compensation	1,107	392	138
Purchase of treasury stock	(144)	(90)	(156)

Net cash used in financing activities	(65,311)	(36,948)	(25,419)

Effect of exchange rate changes	2,295	9,104	(21,079)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(49,647)	98,606	47,966
Balance at beginning of period	186,018	87,412	39,446

Balance at end of period	$136,371	$186,018	$87,412

The accompanying notes are an integral part of these consolidated financial statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Years Ended
January 29, 2011, January 30, 2010 and January 31, 2009
(In thousands)

	Fiscal Year
	2010	2009	2008
		(as adjusted-
		Note 14)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,144	$1,108	$4,189

Income taxes	$59,261	$4,337	$48,862

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Additional capital in excess of par resulting from tax benefit (deficiency) related to share-based plans	$822	$(297)	$(751)

Treasury stock contributed to employee stock plan	$9	$—	$1,000

Cash dividends declared	$6,396	$4,753	$3,665

     We had unpaid capital expenditure purchases accrued in accounts payable and accrued expenses and other current liabilities of approximately $6.3 million, $5.6 million and $4.4 million in fiscal 2010, 2009 and 2008, respectively. Capital expenditure purchases are recorded as cash outflows from investing activities in the consolidated statement of cash flows in the period they are paid.
The accompanying notes are an integral part of these consolidated financial statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended
January 29, 2011, January 30, 2010 and January 31, 2009
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Organization and Business — The Men’s Wearhouse, Inc. and its subsidiaries (the “Company”) is a specialty apparel retailer offering suits, suit separates, sport coats, pants, shoes, shirts, sportswear, outerwear and accessories for men and tuxedo rentals. We offer our products and services through multiple channels including The Men’s Wearhouse, Men’s Wearhouse and Tux, K&G, Moores Clothing for Men and on the internet at www.menswearhouse.com. Our stores are located throughout the United States and Canada and carry a wide selection of brand name and private label merchandise. In addition, we offer our customers a variety of services, including alterations and our loyalty program, and most of our K&G stores offer ladies’ career apparel, sportswear and accessories, including shoes. We follow the standard fiscal year of the retail industry, which is a 52-week or 53-week period ending on the Saturday closest to January 31. Fiscal year 2010 ended on January 29, 2011, fiscal year 2009 ended on January 30, 2010 and fiscal year 2008 ended on January 31, 2009. Fiscal years 2010, 2009 and 2008 each included 52 weeks.
     We also conduct corporate apparel and uniform operations through Twin Hill in the United States and, in the Houston, Texas area, conduct retail dry cleaning and laundry operations through MW Cleaners.
     On August 6, 2010, we acquired Dimensions Clothing Limited (“Dimensions”) and certain assets of Alexandra plc (“Alexandra”), two leading providers of corporate clothing uniforms and workwear in the United Kingdom (refer to Note 2 for further details regarding the acquisitions). As a result of these acquisitions, in the third quarter of fiscal 2010, the Company revised its segment reporting to reflect two reportable segments, retail and corporate apparel, based on the way we manage, evaluate and internally report our business activities. Prior to these acquisitions our corporate apparel business did not have a significant effect on the revenues or expenses of the Company and we reported our business as one operating segment. Prior period amounts reported as one operating segment have been revised to conform with our new segment reporting structure. Refer to Note 11 for further segment information.
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
     Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our most significant estimates and assumptions, as discussed in “Management’s Discussion and Analysis — Critical Accounting Policies and Estimates” included herein, are those relating to revenue recognition, inventories, impairment of long-lived assets, including goodwill, amortization of the cost of our tuxedo rental product, our estimated liabilities for self-insured portions of our workers’ compensation and employee health benefit costs, our estimates relating to income taxes and our operating lease accounting.
     Cash and Cash Equivalents — Cash and cash equivalents includes all cash in banks, cash on hand and all highly liquid investments with an original maturity of three months or less.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Accounts Receivable — Accounts receivable consists of our receivables from third-party credit card providers and other trade receivables, net of an allowance for uncollectible accounts of $0.9 million and $0.4 million in fiscal 2010 and 2009, respectively. Collectibility is reviewed regularly and the allowance is adjusted as necessary. Our other trade receivables consist primarily of receivables from our corporate apparel segment customers.
     Inventories — Inventories are valued at the lower of cost or market. Cost is determined based on the average cost method. Our inventory cost also includes estimated buying and distribution costs (warehousing, freight, hangers and merchandising costs) associated with the inventory. Buying and distribution costs are allocated to inventory based on the ratio of annual product purchases to inventory cost. We make assumptions, based primarily on historical experience, as to items in our inventory that may be damaged, obsolete or salable only at marked down prices and reduce the cost of inventory to reflect the market value of these items.
     In the third quarter of fiscal 2010, we changed the method of determining cost under the lower of cost or market inventory valuation method used for our K&G brand (representing approximately 23% of our inventory) from the retail inventory method to the average cost method. We recorded the cumulative effect of the change in accounting principle retrospectively as of February 1, 2009. The cumulative effect of this change in accounting principle as of February 1, 2009 was an increase in inventory of $2.2 million, a decrease in deferred tax assets of $0.9 million and a net increase in retained earnings of $1.3 million. The retrospective application of this accounting change impacted both segment and consolidated operating income, as well as consolidated net earnings, for all comparable periods presented by insignificant amounts. The change in accounting principle did not have any impact on our previously reported net cash flows, sales or comparable store sales. Refer to Note 14 for additional information and disclosures.
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
     Depreciation expense was $73.6 million, $83.9 million and $88.1 million for fiscal 2010, 2009 and 2008, respectively.
     In January 2009, we received cash proceeds of approximately $9.6 million from the State of California (the “State”) for certain property being acquired by the State pursuant to eminent domain. We recognized a pretax gain of $8.8 million from this transaction. The property acquired by the State is primarily machinery, equipment and leasehold improvements at the former site of a distribution facility in Arleta, California. The gain is included in “Selling, general and administrative expenses” in the consolidated statement of earnings for the period ended January 31, 2009.
     Impairment of Long-Lived Assets — Long-lived assets, such as property and equipment and identifiable intangibles with finite useful lives, are periodically evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level of which there are identifiable cash flows, which is generally at a store level. Assets are reviewed using factors including, but not limited to, the Company’s future operating plans and projected cash flows. The determination of whether impairment has occurred is based on an estimate of undiscounted future cash flows directly related to the assets, compared to the carrying value of the assets. If the sum of the undiscounted future cash flows of the assets does not exceed the carrying value of the assets, full or partial impairment may exist. If the asset carrying amount exceeds its fair value, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined using an income approach,

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
which requires discounting the estimated future cash flows associated with the asset. Estimating future cash flows requires management to make assumptions and to apply judgment, including forecasting future sales, costs and useful lives of assets. Significant judgment is also involved in selecting the appropriate discount rate to be applied in determining the estimated fair value of an asset. Changes to our key assumptions related to future performance, market conditions and other economic factors can significantly affect our impairment evaluation. For example, unanticipated adverse market conditions can cause individual stores to become unprofitable and can result in an impairment charge for the property and equipment assets in those stores.
     During the fourth quarter of fiscal 2008, we recognized pretax non-cash asset impairment charges of $1.8 million related mainly to store assets for two K&G stores still in operation. During the fourth quarter of fiscal 2009, we recognized pretax non-cash asset impairment charges of $19.5 million related to store assets for 145 Men’s Wearhouse and Tux stores and 12 K&G stores. During fiscal 2010, we recognized pretax non-cash asset impairment charges of $5.9 million related to store assets for 49 Men’s Wearhouse and Tux stores, four K&G stores and three Men’s Wearhouse stores.
     The pretax asset impairment charges for the K&G stores of $1.8 million in 2008, $5.1 million in 2009 and $1.9 million in 2010 are the result primarily of sales declines that started in 2007 and continued through fiscal 2010 caused mainly by the downturn experienced by the U.S. economy.
     The pretax asset impairment charges related to the store assets for the Men’s Wearhouse and Tux stores were $14.4 million in fiscal 2009 and $3.6 million in fiscal 2010. Most of our stand-alone tuxedo rental stores were acquired in April 2007 or opened subsequently and operated as MW Tux from the fourth quarter of fiscal 2007 until the first quarter of fiscal 2009 when they were renamed Men’s Wearhouse and Tux. These rental stores offer a full selection of tuxedo rental product as well as an expanded selection of retail merchandise, including dress and casual apparel targeted towards a younger customer, which was introduced during the first quarter of fiscal 2009. It was anticipated that expanding the retail merchandise at the rental stores and renaming them to Men’s Wearhouse and Tux would diminish or possibly reverse a consumer driven shifting of rental revenues that was occurring from the rental stores to our Men’s Wearhouse stores located in close proximity (one mile or less). Although the expanded merchandise offering contributed to a significant increase in retail clothing sales by the rental stores in fiscal 2009 and 2010, the shifting of tuxedo rental revenues from the rental stores to nearby Men’s Wearhouse stores continued to occur. In total, tuxedo rental revenues for fiscal 2010 were $364.3 million compared to $334.1 million in 2009 and $330.0 million in fiscal 2008; however, $14.4 million and $3.6 million of store assets in fiscal 2009 and 2010, respectively, for the stand-alone Men’s Wearhouse and Tux stores were impaired due mainly to the shifting of rental revenues.
     In fiscal 2010, we also recognized pretax asset impairment charges of $0.4 million for three Men’s Wearhouse stores, two of which are still in operation.
     Changes to our key assumptions related to future performance, market conditions and other economic factors could result in future impairment charges for stores or other long-lived assets where the carrying amount of the assets may not be recoverable.
     Goodwill and Other Intangible Assets — Goodwill and other intangible assets are initially recorded at their fair values. Trademarks, tradenames, customer relationships and other identifiable intangible assets with finite useful lives are amortized to expense over their estimated useful lives of 3 to 20 years using the straight-line method and are periodically evaluated for impairment as discussed in the “Impairment of Long-Lived Assets” section above. Identifiable intangible assets with an indefinite useful life, including goodwill, are not amortized but are evaluated annually as of our fiscal year end for impairment. A more frequent evaluation is performed if events or circumstances indicate that impairment could have occurred. Such events or circumstances could include, but are not limited to, significant negative industry or economic trends, unanticipated changes in the competitive environment, decisions to significantly modify or dispose of operations and a significant sustained decline in the market price of our stock.
     Goodwill represents the excess cost of businesses acquired over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in prior business combinations. Goodwill totaled $88.0 million at January 29, 2011, of which $27.0 million related to our acquisition of Dimensions on August 6, 2010 as discussed in Note 2 below. For purposes of our goodwill impairment evaluation, the reporting units are our operating brands identified in Note 11. Goodwill has been assigned to the reporting units based on prior business combinations

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
related to the brands. The goodwill impairment evaluation is performed in two steps. The first step is intended to determine if potential impairment exists and is performed by comparing each reporting unit’s fair value to its carrying value, including goodwill. If the carrying value of a reporting unit exceeds its estimated fair value, goodwill is considered potentially impaired, and we must complete the second step of the testing to determine the amount of any impairment. The second step requires an allocation of the reporting unit’s first step estimated fair value to the individual assets and liabilities of the reporting unit in the same manner as if the reporting unit was being acquired in a business combination. Any excess of the estimated fair value over the amounts allocated to the individual assets and liabilities represents the implied fair value of goodwill for the reporting unit. If the implied fair value of goodwill is less than the recorded goodwill, we would recognize an impairment charge for the difference.
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
     Management judgment is a significant factor in the goodwill impairment evaluation process. The computations require management to make estimates and assumptions. Critical assumptions that are used as part of these evaluations include:
•	The potential future cash flows of the reporting unit. The income approach relies on the timing and estimates of future cash flows. The projections use management’s estimates of economic and market conditions over the projected period, including growth rates in revenue, gross margin and expense. The cash flows are based on the Company’s most recent business operating plans and various growth rates have been assumed for years beyond the current business plan period. We believe that the assumptions and rates used in our 2010 impairment evaluation are reasonable; however, variations in the assumptions and rates could result in significantly different estimates of fair value.
•	Selection of an appropriate discount rate. The income approach requires the selection of an appropriate discount rate, which is based on a weighted average cost of capital analysis. The discount rate is affected by changes in short-term interest rates and long-term yield as well as variances in the typical capital structure of marketplace participants. Given current economic conditions, it is possible that the discount rate will fluctuate in the near term. The weighted average cost of capital used to discount the cash flows for our reporting units ranged from 12.0% to 14.0% for the 2010 analysis.
•	Selection of comparable companies within the industry. For purposes of the market comparable approach, valuations were determined by calculating average price multiples of relevant key drivers from a group of companies that are comparable to the reporting units being analyzed and applying those price multiples to the key drivers of the reporting unit. While the market price multiple is not an assumption, a presumption that it provides an indicator of the value of the reporting unit is inherent in the valuation. The determination of the market comparable also involves a degree of judgment. Earnings multiples of 6.0 to 7.3 were used for the 2010 analysis for our operating brands including Men’s Wearhouse, K&G, Moores and MW Cleaners.
     As discussed above, the fair values of reporting units in 2010 were determined using a combined income and market comparable approach. We believe these two approaches are appropriate valuation techniques and we generally weight the two values equally as an estimate of reporting unit fair value for the purposes of our impairment testing. However, we may weigh one value more heavily than the other when conditions merit doing so. The fair value derived from the weighting of these two methods provided appropriate valuations that, in aggregate, reasonably reconciled to our market capitalization, taking into account observable control premiums. Therefore, we used the valuations in evaluating goodwill for possible impairment and determined that none of our goodwill was impaired.

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
     No goodwill impairment was identified in fiscal 2010, 2009 or 2008.
     Tuxedo Rental Product — Tuxedo rental product is amortized to cost of sales based on the cost of each unit rented. The cost of each unit rented is estimated based on the number of times the unit is expected to be rented and the average cost of the rental product. Lost, damaged and retired rental product is also charged to cost of sales. Tuxedo rental product is amortized to expense generally over a two to three year period. We make assumptions, based primarily on historical experience and information obtained from tuxedo rental industry sources, as to the number of times each unit can be rented. Amortization expense was $33.5 million, $37.2 million and $38.2 million for fiscal 2010, 2009 and 2008, respectively.
     Derivative Financial Instruments — Derivative financial instruments are recorded in the consolidated balance sheet at fair value as other current assets or accrued expenses and other current liabilities. The Company has not elected to apply hedge accounting to our derivative financial instruments. The gain or loss on derivative financial instruments is recorded in cost of sales in the consolidated statements of earnings. Refer to Note 10 for further information regarding our derivative instruments.
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
     Sabbatical Leave — We recognize compensation expense associated with a sabbatical leave or other similar benefit arrangement over the requisite service period during which an employee earns the benefit. The accrued liability for sabbatical leave, which is included in accrued expenses and other current liabilities in the consolidated balance sheets, was $9.9 million and $8.9 million as of fiscal 2010 and 2009, respectively.
     Income Taxes — Income taxes are accounted for using the asset and liability method. Deferred tax liabilities or assets are established for temporary differences between financial and tax reporting bases and subsequently adjusted to reflect changes in enacted tax rates expected to be in effect when the temporary differences reverse. The deferred tax assets are reduced, if necessary, by a valuation allowance to the extent future realization of those tax benefits is uncertain.
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
     Gift Cards and Gift Card Breakage — Proceeds from the sale of gift cards are recorded as a liability and are recognized as net sales from products and services when the cards are redeemed. Our gift cards do not have an expiration date. Prior to the second quarter of 2009, all unredeemed gift card proceeds were reflected as a liability until escheated in accordance with applicable laws and we did not recognize any income from unredeemed gift cards. During the second quarter of 2009, we entered into an agreement with an unrelated third party who became the issuer of the Company’s gift cards and assumed the existing liability for which there were no currently existing claims under unclaimed property statutes. The Company is no longer the primary obligor for the third party issued gift cards and is therefore not subject to claims under unclaimed property statutes as the agreement effectively transfers the escheatment liability for unredeemed gift cards to the third party. Accordingly, beginning with the second quarter of 2009, we recognize income from breakage of gift cards when the likelihood of redemption of the gift card is remote. We determine our gift card breakage rate based upon historical redemption patterns. Based on this historical information, the likelihood of a gift card remaining unredeemed can be determined 36 months after the gift card is issued. At that time, breakage income is recognized for those cards for which the likelihood of redemption is deemed to be remote and for which there is no legal obligation for us to remit the value of such unredeemed gift cards to any relevant jurisdictions. Gift card breakage income is recorded as other operating income and is classified as a reduction of “Selling, general and administrative expenses” in our consolidated statement of earnings. Pretax breakage income, including a cumulative adjustment of $3.1 million recorded in the second quarter of 2009, of $5.0 million was recognized during fiscal 2009. Pretax breakage income of $1.8 million was recognized during fiscal 2010. Gift card breakage estimates are reviewed on a quarterly basis.
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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Advertising — Advertising costs are expensed as incurred or, in the case of media production costs, when the commercial first airs. Advertising expenses were $91.5 million, $82.0 million and $77.0 million in fiscal 2010, 2009 and 2008, respectively.
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
     Share-based compensation expense recognized for fiscal 2010, 2009 and 2008 was $11.9 million, $10.2 million and $9.8 million, respectively. Total income tax benefit recognized in net earnings for share-based compensation arrangements was $4.6 million, $3.9 million and $3.8 million for fiscal 2010, 2009 and 2008, respectively. Refer to Note 7 for additional disclosures regarding share-based compensation.
     Foreign Currency Translation — Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at each balance sheet date. Equity is translated at applicable historical exchange rates. Income, expense and cash flow items are translated at average exchange rates during the year. Resulting translation adjustments are reported as a separate component of comprehensive income.
     Comprehensive Income — Comprehensive income includes all changes in equity during the period presented that result from transactions and other economic events other than transactions with shareholders.
     Noncontrolling Interest — Noncontrolling interest in our consolidated balance sheets represents the proportionate share of equity attributable to the minority shareholders of our consolidated United Kingdom subsidiaries. Noncontrolling interest is adjusted each period to reflect the allocation of comprehensive income to or the absorption of comprehensive losses by the noncontrolling interest.
     Earnings per share — We calculate earnings per common share attributable to common shareholders using the two-class method in accordance with the guidance for determining whether instruments granted in share-based payment transactions are participating securities, which provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per common share attributable to common shareholders pursuant to the two-class method. This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. All prior period earnings per common share attributable to common shareholders data presented shall be adjusted retrospectively. We adopted this guidance on February 1, 2009. We calculated basic and diluted earnings per common share attributable to common shareholders under both the two-class method and the treasury stock method for fiscal 2010 and 2009, noting no significant difference on the basic and diluted earnings per common share calculations. This guidance has not been applied to prior years as the impact is immaterial. Refer to Note 3 for earnings per common share attributable to common shareholders disclosures.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Recent Accounting Pronouncements — In January 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that expands the required disclosures about fair value measurements. This guidance provides for new disclosures requiring the Company to (a) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (b) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements. This guidance also provides clarification of existing disclosures requiring the Company to (i) determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type and (ii) for each class of assets and liabilities, disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements. We adopted this guidance effective January 31, 2010, except for the presentation of purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements, which will be effective for fiscal years beginning after December 15, 2010. The adoption of the first phase of this guidance did not have a material impact on our financial position, results of operations or cash flows. We do not expect the adoption of the second phase of this guidance to have a material impact on our financial position, results of operations or cash flows.
     In December 2010, the FASB updated the disclosures of supplementary pro forma information for business combinations. This update specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This amendment also expands the supplemental pro forma disclosures related to business combinations to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This update is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. We do not expect the adoption of this update to have a material impact on our financial position, results of operations or cash flows.
     In December 2010, the FASB issued guidance to clarify when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This update modifies step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts, requiring the entity to assess whether it is more likely than not that the reporting units’ goodwill is impaired in order to determine if the entity should perform step 2 of the goodwill impairment test for those reporting unit(s). This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. We do not expect the adoption of this update to have a material impact on our financial position, results of operations or cash flows.
2. ACQUISITIONS
     On August 6, 2010, we acquired Dimensions and certain assets of Alexandra, two leading providers of corporate clothing uniforms and workwear in the United Kingdom (“UK”), to complement our corporate apparel operations. The results of operations for Dimensions and Alexandra have been included in the consolidated financial statements since that date. The acquired businesses are organized under a UK-based holding company, of which the Company controls 86% and certain previous shareholders of Dimensions control 14%. The Company has the right to acquire the remaining outstanding shares of the UK-based holding company after fiscal 2013 on terms set forth in the Investment, Shareholders’ and Stock Purchase Agreement.
     The acquisition-date cash consideration transferred for the Dimensions and Alexandra acquisitions was $79.8 million and $18.0 million, respectively, totaling $97.8 million (£61 million), and was funded through the Company’s cash on hand.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table summarizes the fair values of the identifiable assets acquired and liabilities assumed in the Dimensions and Alexandra acquisitions as of the date of acquisition. As of January 29, 2011, measurement-period adjustments were not material.

	As of August 6, 2010
(in thousands)	Dimensions	Alexandra	Total
Current non-cash assets	$25,515	$—	$25,515
Inventory	48,340	16,980	65,320
Property and equipment	5,374	283	5,657
Intangible assets	35,474	1,501	36,975

Total identifiable assets acquired	114,703	18,764	133,467

Current liabilities	40,590	279	40,869
Other liabilities	8,273	—	8,273

Total liabilities assumed	48,863	279	49,142

Net identifiable assets acquired	65,840	18,485	84,325
Goodwill	26,989	—	26,989

Subtotal	92,829	18,485	111,314
Less: Fair value of noncontrolling interest	(13,004)	—	(13,004)
Less: Gain on bargain purchase	—	(524)	(524)

Net assets acquired	$79,825	$17,961	$97,786

     Goodwill is calculated as the excess of the purchase price over the net assets acquired. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of Dimensions. All of the goodwill has been assigned to our corporate apparel reporting segment and is non-deductible for tax purposes.
     Acquired intangible assets for both acquisitions consist primarily of customer relationship intangibles and trademarks, which are being amortized over their estimated useful lives of primarily 12 years. Acquired intangible assets also include $1.3 million related to certain trademarks of Alexandra which are not subject to amortization but will be evaluated at least annually for impairment.
     In connection with the Alexandra acquisition, we recognized a preliminary gain on a bargain purchase of approximately $0.5 million which is included in “Selling, general and administrative expenses” (“SG&A”) in the 2010 consolidated statements of earnings. The transaction resulted in a bargain purchase because the previous UK business of Alexandra plc was in administration (similar to bankruptcy) and was being sold through a bidding process.
     The $13.0 million noncontrolling interest fair value as of the August 6, 2010 acquisition date was determined based upon the $79.8 million fair value of consideration transferred to acquire our 86% interest in the UK businesses.
     Total costs incurred for the acquisitions of Dimensions and Alexandra were $6.4 million for fiscal 2010, and are included in SG&A in the consolidated statement of earnings.
     The acquired businesses contributed net sales of $104.8 million, gross margin of $29.5 million and a net loss, including the pretax $6.4 million in acquisition costs, of $2.6 million to the Company’s consolidated statement of earnings from the date of acquisition to the period ended January 29, 2011.

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

	Fiscal Year
(in thousands, except per share data)	2010	2009
Total net sales	$2,165,273	$2,037,387

Net earnings attributable to common shareholders	$71,934	$52,737

Net earnings per common share attributable to common shareholders:
Basic	$1.35	$1.00

Diluted	$1.35	$1.00

     This pro forma information is not necessarily indicative of the results of operations that actually would have resulted had the Dimensions acquisition occurred on the dates indicated above or that may result in the future and does not reflect potential synergies, integration costs or other such costs and savings.
     Subsequent to completion of the acquisitions, Alexandra operations were extended to The Netherlands and France through newly formed subsidiaries. These subsidiaries did not have a material impact on our financial position, results of operations or cash flows.
3. EARNINGS PER SHARE
     As described in Note 1, “Earnings per share”, we adopted the FASB’s guidance regarding the determination of whether instruments granted in share-based payment transactions are participating securities on February 1, 2009. Our unvested restricted stock and deferred stock units contain rights to receive nonforfeitable dividends, and thus are participating securities requiring the two-class method of computing earnings per common share attributable to common shareholders. The two-class method is an earnings allocation formula that determines earnings per common share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. We calculated basic and diluted earnings per common share attributable to common shareholders under both the two-class method and the treasury stock method for fiscal years 2010 and 2009, noting no significant difference on the basic and diluted earnings per common share attributable to common shareholders calculations. This guidance has not been applied to prior years as the impact was immaterial.
     Basic earnings per common share attributable to common shareholders is determined using the two-class method and is computed by dividing net earnings attributable to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per common share attributable to common shareholders reflects the more dilutive earnings per common share amount calculated using the two-class method for fiscal years 2010 and 2009 and the treasury stock method for fiscal 2008.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table sets forth the computation of basic and diluted earnings per common share attributable to common shareholders (in thousands, except per share amounts). Basic and diluted earnings per common share attributable to common shareholders are computed using the actual net earnings available to common shareholders and the actual weighted-average common shares outstanding rather than the rounded numbers presented within our consolidated statement of earnings and the accompanying notes. As a result, it may not be possible to recalculate earnings per common share attributable to common shareholders in our consolidated statement of earnings and the accompanying notes.

	Fiscal Year
	2010	2009	2008
Numerator
Total net earnings attributable to common shareholders	$67,697	$46,215	$58,844
Net earnings allocated to participating securities (restricted stock and deferred stock units)	(624)	(457)	—

Net earnings attributable to common shareholders	$67,073	$45,758	$58,844

Denominator
Basic weighted average common shares outstanding	52,647	52,130	51,645
Effect of dilutive securities:
Stock options and equity-based compensation	206	150	299

Diluted weighted average common shares outstanding	52,853	52,280	51,944

Net earnings per common share attributable to common shareholders:
Basic	$1.27	$0.88	$1.14

Diluted	$1.27	$0.88	$1.13

     For fiscal 2010 and 2009, 0.8 and 1.0 million anti-dilutive stock options were excluded from the calculation of diluted earnings per common share attributable to common shareholders, respectively. For fiscal 2008, 1.2 million anti-dilutive shares of common stock were excluded from the calculation of diluted earnings per common share attributable to common shareholders.
4. LONG-TERM DEBT
     On January 26, 2011, we entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) with a group of banks to amend and restate our existing credit facility, which provided the Company with a revolving credit facility that was scheduled to mature on February 11, 2012, as well as a term loan to our Canadian subsidiaries, which was scheduled to mature on February 10, 2011. The term loan outstanding balance of US$46.7 million was paid in full during the fourth quarter of fiscal 2010.
     The Credit Agreement provides for a total senior revolving credit facility of $200.0 million, with increases to $300.0 million upon additional lender commitments, that matures on January 26, 2016. The Credit Agreement is secured by the stock of certain of our subsidiaries. The Credit Agreement has several borrowing and interest rate options including the following indices: (i) adjusted LIBO rate, (ii) adjusted EURIBO rate, (iii) CDO rate, (iv) Canadian prime rate or (v) an alternate base rate (equal to the greater of the prime rate, the federal funds rate plus 0.5% or the adjusted LIBO rate for a one month period plus 1.0%). Advances under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin up to 2.75%. The Credit Agreement also provides for fees applicable to amounts available to be drawn under outstanding letters of credit which range from 2.00% to 2.75%, and a fee on unused commitments which ranges from 0.35% to 0.50%. As of January 29, 2011, there were no borrowings outstanding under the Credit Agreement.
     The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain certain financial ratios. The restrictive provisions in the Credit Agreement reflect an overall covenant structure that is generally representative of a commercial loan made to an investment-grade company. Our debt, however, is not rated and we have not sought, and are not seeking, a rating of our debt. We were in compliance with the covenants in the Credit Agreement as of January 29, 2011.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     We utilize letters of credit primarily to secure inventory purchases and as collateral for workers compensation claims. At January 29, 2011, letters of credit totaling approximately $25.2 million were issued and outstanding. Borrowings available under our Credit Agreement at January 29, 2011 were $174.8 million.
5. INCOME TAXES
     Earnings before income taxes (in thousands):

	Fiscal Year
	2010	2009	2008
		(as adjusted —
		Note 14)
United States	$49,150	$22,738	$47,341
Foreign	51,380	46,306	41,422

Total	$100,530	$69,044	$88,763

     The provision for income taxes consists of the following (in thousands):

	Fiscal Year
	2010	2009	2008
		(as adjusted —
		Note 14)
Current tax expense:
Federal	$20,240	$18,843	$11,709
State	3,402	1,548	1,844
Foreign	475	32,603	8,096
Deferred tax expense (benefit):
Federal and state	(4,439)	(10,667)	5,689
Foreign	13,174	(19,498)	2,581

Total	$32,852	$22,829	$29,919

     No provision for U.S. income taxes or Canadian withholding taxes has been made on the cumulative undistributed earnings of foreign companies (approximately $124.1 million at January 29, 2011) because we intend to reinvest permanently outside of the United States. The potential deferred tax liability associated with these earnings, net of foreign tax credits associated with the earnings, is estimated to be $18.4 million.
     A reconciliation of the statutory federal income tax rate to our effective tax rate is as follows:

	Fiscal Year
	2010	2009	2008
		(as adjusted —
		Note 14)
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.5	2.0	2.3
Exchange rate impact from distributed foreign earnings	—	(3.5)	—
Net change in tax accruals	(1.4)	(1.2)	(4.4)
Foreign tax rate differential and other	(0.9)	(1.2)	0.8
Amortizable tax goodwill	(1.1)	—	—
Valuation allowance	(1.4)	2.0	—

	32.7%	33.1%	33.7%

     At January 29, 2011, we had net deferred tax assets of $27.5 million with $32.2 million classified as other current assets, $5.0 million classified as other non-current assets and $9.7 million classified as other non-current liabilities. At January 30, 2010, we had net deferred tax assets of $40.6 million with $36.4 million classified as other current assets, $7.6 million classified as other non-current assets and $3.4 million classified as other non-current liabilities. A valuation allowance of $1.4 million was established and included in net deferred tax assets at January 30, 2010 based on our assumptions about our ability to utilize foreign tax credits generated in fiscal 2009 before such credits expire. Due to events that occurred during fiscal 2010, it is more likely than not that the foreign tax credits will be fully utilized in the future. As such, the valuation allowance was released during fiscal 2010.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Total deferred tax assets and liabilities and the related temporary differences as of January 29, 2011 and January 30, 2010 were as follows (in thousands):

	January 29,	January 30,
	2011	2010
		(as adjusted —
		Note 14)
Deferred tax assets:
Accrued rent and other expenses	$29,730	$29,846
Accrued compensation	16,835	11,578
Accrued inventory markdowns	4,146	1,879
Deferred intercompany profits	4,640	23,172
Tax loss and other carryforwards	23,460	14,057

Total gross deferred tax assets	78,811	80,532
Valuation allowance	—	(1,400)

Total net deferred tax assets	78,811	79,132

Deferred tax liabilities:
Property and equipment	(32,624)	(27,247)
Capitalized inventory costs	(4,898)	(4,163)
Intangibles	(13,658)	(4,528)
Other	(127)	(2,563)

Total deferred tax liabilities	(51,307)	(38,501)

Net deferred tax assets	$27,504	$40,631

     In accordance with the guidance regarding accounting for uncertainty in income taxes, we classify uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year and recognize interest and/or penalties related to income tax matters in income tax expense. As of January 29, 2011 and January 30, 2010, the total amount of accrued interest related to uncertain tax positions was $1.4 million and $1.5 million, respectively. Amounts charged to operations for interest and/or penalties related to income tax matters were $0.4 million, $0.4 million and $0.5 million in fiscal 2010, 2009 and 2008, respectively.
     The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	January 29,	January 30,
	2011	2010
Gross unrecognized tax benefits, beginning balance	$7,073	$7,488
Increase in tax positions for prior years	459	412
Decrease in tax positions for prior years	—	(15)
Increase in tax positions for current year	741	940
Decrease in tax positions for current year	—	—
Settlements	(802)	(572)
Lapse from statute of limitations	(1,912)	(1,180)

Gross unrecognized tax benefits, ending balance	$5,559	$7,073

     Of the $5.6 million in unrecognized tax benefits as of January 29, 2011, $4.2 million, if recognized, would reduce our income tax expense and effective tax rate. It is reasonably possible that there could be a net reduction in the balance of unrecognized tax benefits of up to $1.0 million in the next twelve months.
     The Company is subject to routine compliance examinations on tax matters by various tax jurisdictions in the ordinary course of business. Tax years 2006 through 2010 are open to such examinations. Our tax jurisdictions include the United States, Canada, the United Kingdom, The Netherlands and France as well as their states, provinces and other political subdivisions. A number of U.S. state examinations are ongoing. As of January 29, 2011, we cannot reasonably determine the timing or outcomes of these examinations.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     At January 29, 2011, the company had federal, state and foreign net operating loss (“NOLs”) carryforwards of approximately $26.4 million, $12.1 million and $29.3 million. The federal and state NOLs will expire between fiscal 2014 and 2030, $9.7 million of foreign NOLs can be carried forward indefinitely and $19.6 million of foreign NOLs will expire in fiscal 2030. It is more likely than not that we can fully realize the NOL carryforwards in future years. We also had $4.6 million of foreign tax credit (“FTC”) carryforwards at January 29, 2011 which will expire in fiscal 2019.
6. OTHER CURRENT ASSETS, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES AND DEFERRED TAXES AND OTHER LIABILITIES
     Other current assets consist of the following (in thousands):

	January 29,	January 30,
	2011	2010
Prepaid expenses	$31,009	$30,896
Current deferred tax asset	32,151	36,408
Tax receivable	12,927	1,309
Other	4,444	4,119

Total other current assets	$80,531	$72,732

     Accrued expenses and other current liabilities consist of the following (in thousands):

Accrued salary, bonus, sabbatical and vacation	$50,831	$40,032
Sales, payroll and property taxes payable	17,005	12,524
Accrued workers compensation and medical costs	17,318	17,484
Customer deposits, prepayments and refunds payable	12,770	9,523
Unredeemed gift certificates	14,385	14,980
Loyalty program reward certificates	7,636	6,342
Cash dividends declared	6,396	4,753
Other	13,299	11,409

Total accrued expenses and other current liabilities	$139,640	$117,047

     Deferred taxes and other liabilities consist of the following (in thousands):

Deferred rent and landlord incentives	$47,910	$44,656
Non-current deferred and other income tax liabilities	15,079	10,976
Other	6,820	6,604

Total deferred taxes and other liabilities	$69,809	$62,236

7. CAPITAL STOCK, STOCK OPTIONS AND BENEFIT PLANS
     Dividends
     Cash dividends paid were approximately $19.1 million, $14.7 million and $14.6 million during fiscal 2010, 2009 and 2008, respectively. In fiscal 2010, a dividend of $0.09 per share was declared in the first, second and third quarters and a dividend of $0.12 per share was declared in the fourth quarter, for an annual dividend of $0.39 per share. In fiscal 2009, a dividend of $0.07 per share was declared in the first, second and third quarters and a dividend of $0.09 per share was declared in the fourth quarter, for an annual dividend of $0.30 per share. A dividend of $0.07 per share was declared in each quarter of fiscal 2008, for an annual dividend of $0.28 per share.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The cash dividend of $0.12 per share declared by our Board of Directors in January 2011 is payable on March 25, 2011 to shareholders of record on March 15, 2011. The dividend payout is approximately $6.4 million and is included in accrued expenses and other current liabilities on the consolidated balance sheet as of January 29, 2011.
     Stock Repurchase Program
     In January 2006, the Board of Directors authorized a $100.0 million share repurchase program of our common stock, which superseded any remaining previous authorizations. In August 2007, the Board of Directors approved a replenishment of the share repurchase program to $100.0 million by authorizing $90.3 million to be added to the remaining $9.7 million of the then current program. In January 2011, the Board of Directors approved a $150.0 million share repurchase program of our common stock, which amends and increases the Company’s existing share repurchase authorization. This authorization superceded any remaining previous authorizations.
     No shares were repurchased under the August 2007 authorization during fiscal 2009 or 2008. No shares were repurchased under the August 2007 or the January 2011 authorization during fiscal 2010. At January 29, 2011, the remaining balance available under the January 2011 authorization was $150.0 million. Subsequent to January 29, 2011 and through March 30, 2011, we have purchased 1,703,432 shares for $45.6 million at an average price per share of $26.77 under the January 2011 authorization.
     The table below summarizes our share repurchases during fiscal 2010, 2009 and 2008, all of which were private transactions to satisfy tax withholding obligations arising upon the vesting of certain restricted stock.

			Average Price Per
	Shares	Cost	Share
		(in thousands)
Total shares repurchased during fiscal 2010	7,134	$144	$20.24
Total shares repurchased during fiscal 2009	7,292	$90	$12.29
Total shares repurchased during fiscal 2008	6,728	$156	$23.13
     The following table shows the changes during fiscal 2010 in our treasury shares held:

Treasury
Shares
Balance, January 30, 2010	18,111,602
Treasury stock issued to profit sharing plan	(386)
Purchases of treasury stock	7,134

Balance, January 29, 2011	18,118,350

     The total cost of the 18,118,350 shares of treasury stock held at January 29, 2011 is $412.8 million or an average price of $22.78 per share.
     Preferred Stock
     Our Board of Directors is authorized to issue up to 2,000,000 shares of preferred stock and to determine the dividend rights and terms, redemption rights and terms, liquidation preferences, conversion rights, voting rights and sinking fund provisions of those shares without any further vote or act by Company shareholders. There was no issued preferred stock as of January 29, 2011 and January 30, 2010.

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
     The options granted under the Director Plan vest one year after the date of grant and were issued at a price equal to the fair market value of our stock on the date of grant. Restricted stock and deferred stock unit awards granted to non-employee directors of the Company under the Director Plan and the 2004 Plan vest one year after the date of grant.
     As of January 29, 2011, 745,727 shares were available for grant under existing plans and 2,777,470 shares of common stock were reserved for future issuance.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Stock Options
     A summary of our stock option activity during fiscal 2010 is presented below:

			Weighted-Average	Aggregate
	Number of	Weighted-Average	Remaining	Intrinsic Value
	Shares	Exercise Price	Contractual Term	(in thousands)
Options outstanding at January 30, 2010	1,642,905	$20.29
Granted	50,000	$18.79
Exercised	(120,664)	$15.03
Expired	(8,768)	$21.19

Outstanding at January 29, 2011	1,563,473	$20.64	5.6 Years	$10,264

Exercisable at January 29, 2011	775,714	$18.89	4.4 Years	$6,347

     During fiscal 2010, 2009 and 2008, 50,000, 140,322 and 730,225 stock options, respectively, were granted at a weighted-average grant date fair value of $8.27, $7.22, and $7.93, respectively. The fair value of options is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Fiscal Year
	2010	2009	2008
Risk-free interest rates	1.80%	2.21%	2.38%
Expected lives	5.0 years	6.9 years	5.0 years
Dividend yield	1.65%	1.99%	0.82%
Expected volatility	57.03%	50.83%	42.05%
     The expected volatility is based on historical volatility of our common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term represents the period of time the options are expected to be outstanding after their grant date. The dividend yield is based on the average of the annual dividend divided by the market price of our common stock at the time of declaration. The total intrinsic value of options exercised during fiscal 2010, 2009 and 2008 was $1.3 million, $1.5 million and $0.5 million, respectively. As of January 29, 2011, we have unrecognized compensation expense related to nonvested stock options of approximately $5.1 million which is expected to be recognized over a weighted average period of 2.7 years.
     Restricted Stock and Deferred Stock Units
     A summary of our nonvested restricted stock and deferred stock unit activity during fiscal 2010 is presented below:

		Weighted-Average
		Grant-Date
Nonvested Awards	Shares	Fair Value
Nonvested at January 30, 2010	506,133	$22.35
Granted	344,745	$24.03
Vested (1)	(369,323)	$21.18
Forfeited	(13,285)	$23.83

Nonvested at January 29, 2011	468,270	$24.47

(1)	Includes 108,666 shares relinquished for tax payments related to the vested deferred stock units in fiscal 2010.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     During fiscal 2010, 2009 and 2008, 344,745, 305,683 and 313,096 restricted stock and deferred stock units, respectively, were granted at a weighted-average grant date fair value of $24.03, $18.14 and $21.21, respectively. As of January 29, 2011, the intrinsic value of nonvested restricted stock and deferred stock units was $12.2 million. As of January 29, 2011, we have unrecognized compensation expense related to nonvested restricted stock and deferred stock units of approximately $3.9 million which is expected to be recognized over a weighted average period of 1.4 years. The total fair value of shares vested during fiscal 2010, 2009 and 2008 was $7.8 million, $8.5 million and $7.4 million, respectively, based on the weighted-average fair value on the date of grant. The total fair value of shares vested during fiscal 2010, 2009 and 2008 was $9.3 million, $6.3 million and $4.9 million, respectively, based on the weighted-average fair value on the vesting date. At January 29, 2011, there were total nonvested shares of 468,270, including 49,185 shares of nonvested restricted stock.
     A summary of activity for our nonvested restricted stock during fiscal 2010 is presented below:

Nonvested Restricted Stock	Shares
Nonvested at January 30, 2010	68,498
Granted	29,825
Vested	(49,138)
Forfeited	—

Nonvested at January 29, 2011	49,185

     During fiscal 2010, 29,825 restricted stock shares were granted to our non-employee directors under the 2004 Plan at an average grant price of $23.47 per share. During fiscal 2009, 29,778 restricted stock shares were granted to our non-employee directors under the 2004 Plan at an average grant price of $20.15 per share. During fiscal 2008, 51,504 restricted stock shares were granted to our non-employee directors under the 2004 Plan at an average grant price of $11.65 per share.
     On October 25, 2010, we entered into a Fourth Amended and Restated Employment Agreement (“Agreement”) with David H. Edwab, Vice Chairman of the Company. In accordance with the terms of this Agreement, the Company granted to Mr. Edwab 96,800 shares of restricted stock on February 5, 2011, which will vest in equal numbers over a five-year period beginning in 2012. The shares of restricted stock were granted under the 1996 Plan at a grant price per share of $27.77.
     Retirement and Stock Purchase Plans
     We had a defined contribution Employee Stock Ownership Plan (“ESOP”) which provided eligible employees with future retirement benefits. Contributions to the ESOP were made at the discretion of the Board of Directors. No contributions were charged to operations in fiscal 2009 or 2008 and in October 2009, the Board of Directors approved the termination of the ESOP, effective as of October 15, 2009. Each participant and former participant in the ESOP who had an account balance under the ESOP on January 1, 2009 which was not fully vested on that date became fully vested in the amount credited to their account under the ESOP together with any amounts thereafter allocated and credited to such account prior to its distribution. During fiscal 2010, operations were charged $9 thousand pending completion of termination and distribution matters. The termination of the ESOP did not have a significant effect on our consolidated financial position, results of operations or cash flows.
     We have a 401(k) savings plan which allows eligible employees to save for retirement on a tax deferred basis. Employer matching contributions under the 401(k) savings plan are made based on a formula set by the Board of Directors from time to time. During fiscal 2010, 2009 and 2008, Company matching contributions for the plan charged to operations were $1.0 million, $0.4 million and $1.3 million, respectively.

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
     The fair value of ESDP shares is estimated using the Black-Scholes option pricing model in the quarter that the purchase occurs with the following weighted average assumptions for each respective period:

	Fiscal Year
	2010	2009	2008
Risk-free interest rates	1.56%	0.16%	1.02%
Expected lives	0.25	0.25	0.25
Dividend yield	1.66%	1.88%	1.21%
Expected volatility	46.40%	66.86%	71.48%
     During fiscal 2010, 2009 and 2008, employees purchased 120,434, 138,360 and 147,991 shares, respectively, under the ESDP, the weighted-average fair value of which was $17.33, $14.36 and $14.38 per share, respectively. We recognized approximately $0.6 million, $0.7 million and $0.8 million of share-based compensation expense related to the ESDP for fiscal 2010, 2009 and 2008, respectively. As of January 29, 2011, 1,057,066 shares were reserved for future issuance under the ESDP.
8. GOODWILL AND INTANGIBLE ASSETS
     Goodwill
     Goodwill allocated to the Company’s reportable segments and changes in the net carrying amount of goodwill for the years ended January 29, 2011 and January 30, 2010 are as follows (in thousands):

	Retail	Corporate Apparel	Total
Balance, January 31, 2009	$56,267	$1,294	$57,561
Translation adjustment	3,330	—	3,330
Adjustment for excess of tax deductible goodwill	(1,477)	—	(1,477)

Balance, January 30, 2010	$58,120	1,294	$59,414
Translation adjustment	1,769	(178)	1,591
Goodwill of acquired business (Note 2)	—	26,989	26,989

Balance, January 30, 2010	$59,889	$28,105	$87,994

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Intangible Assets
     The gross carrying amount and accumulated amortization of our identifiable intangible assets are as follows (in thousands):

	January 29,	January 30,
	2011	2010
Amortizable intangible assets:
Carrying amount:
Trademarks, tradenames and other intangibles	$16,114	$15,305
Customer relationships	32,632	—

Total carrying amount	48,746	15,305

Accumulated amortization:
Trademarks, tradenames and other intangibles	(11,121)	(11,018)
Customer relationships	(1,294)	—

Total accumulated amortization	(12,415)	(11,018)
Translation adjustment	(252)	—

Total amortizable intangible assets, net	36,079	4,287

Infinite-lived intangible assets:
Trademarks	1,269	—

Total intangible assets, net	$37,348	$4,287

     The increases in amortizable and infinite-lived intangible assets at January 29, 2011 relate to intangible assets acquired in our acquisitions of Dimensions and Alexandra on August 6, 2010 as discussed in Note 2.
     The pretax amortization expense associated with intangible assets subject to amortization totaled approximately $2.4 million, $2.2 million and $2.6 million for fiscal 2010, 2009 and 2008, respectively. Pretax amortization expense associated with intangible assets subject to amortization at January 29, 2011 is estimated to be approximately $3.4 million for fiscal year 2011, $3.3 million for fiscal year 2012 and $3.1 million for each of the fiscal years 2013, 2014 and 2015.
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
     Effective January 31, 2010, we adopted enhanced disclosure requirements for fair value measurements. There were no transfers into or out of Level 1 and Level 2 during the year ended January 29, 2011.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active
		Markets for
		Identical	Significant Other	Significant
		Instruments	Observable Inputs	Unobservable Inputs
(in thousands)	January 29, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative financial instruments	$361	$—	$361	$—

Liabilities:
Derivative financial instruments	$35	$—	$35	$—

     Derivative financial instruments are comprised of foreign currency forward exchange contracts primarily entered into to minimize our foreign currency exposure related to forecasted purchases of certain inventories denominated in a currency different from the operating entity’s functional currency. Our derivative financial instruments are recorded in the consolidated balance sheets at fair value based upon observable market inputs. Derivative financial instruments in an asset position are included within other current assets in the consolidated balance sheets. Derivative financial instruments in a liability position are included within accrued expenses and other current liabilities in the consolidated balance sheets. Refer to Note 10 for further information regarding our derivative instruments.
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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table presents the non-financial assets measured at estimated fair value on a non-recurring basis and any resulting realized losses included in earnings. Because long-lived assets are not measured at fair value on a recurring basis, certain carrying amounts and fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent the fair values at January 29, 2011 or January 30, 2010.

Fair Value Measurements - non-recurring basis
(in thousands)	January 29, 2011	January 30, 2010
Long-lived assets held-for use
Fair value measurement	$945	$1,302
Carrying amount	6,799	20,775

Realized loss	$(5,854)	$(19,473)

     The realized loss relates to impaired store assets in our retail segment and is reflected as “Asset impairment charges” in the consolidated statement of earnings. Refer to “Impairment of Long-Lived Assets” in Note 1 for additional information.
     Fair Value of Financial Instruments
     Our financial instruments, other than those presented in the disclosures above, consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities and long-term debt. Management estimates that, as of January 29, 2011 and January 30, 2010, the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximate their fair value due to the highly liquid or short-term nature of these instruments. The carrying value of long term debt at January 30, 2010 approximates its fair value based upon terms available to us for borrowings with similar arrangements and remaining maturities.
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
     Our derivative financial instruments are recorded in the consolidated balance sheet at fair value determined by comparing the cost of the foreign currency to be purchased under the contracts using the exchange rates obtained under the contracts (adjusted for forward points) to the hypothetical cost using the spot rate at period end.
     The table below discloses the fair value of the derivative financial instruments included in the consolidated balance sheet as of January 29, 2011. We held no derivative financial instruments as of January 30, 2010.

	January 29, 2011
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
(in thousands)	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments — foreign exchange forward contracts	Other current assets	$361	Accrued expenses and other current liabilities	$35

Total derivative instruments		$361		$35

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     At January 29, 2011, we had six contracts maturing in varying increments to purchase euros for an aggregate notional amount of US$3.8 million maturing at various dates through October 2011, 10 contracts maturing in varying increments to purchase USD for an aggregate notional amount of Canadian dollars (“CAD”) $5.8 million maturing at various dates through May 2011 and 70 contracts maturing in varying increments to purchase USD for an aggregate notional amount of pounds Sterling (“GBP”) £27.6 million maturing at various dates through September 2011. For the fiscal year ended January 29, 2011, we recognized a net pre-tax gain of $0.6 million in cost of sales in the consolidated statement of earnings for our derivative financial instruments not designated as cash flow hedges. No amounts were recognized in our results of operations during fiscal 2009 or 2008.
     We had no derivative financial instruments with credit-risk-related contingent features underlying the agreements as of January 29, 2011.
11. SEGMENT REPORTING
     On August 6, 2010, we acquired Dimensions and certain assets of Alexandra, two leading providers of corporate clothing uniforms and workwear in the UK (refer to Note 2). As a result of these acquisitions, in the third quarter of fiscal 2010, the Company revised its segment reporting to reflect two reportable segments, retail and corporate apparel, based on the way we manage, evaluate and internally report our business activities. Prior to these acquisitions our corporate apparel business did not have a significant effect on the revenues or expenses of the Company and we reported our business as one operating segment. Prior period amounts reported as one operating segment have been revised to conform to our new segment reporting structure.
     The retail segment includes the results from our four retail merchandising brands: Men’s Wearhouse, Men’s Wearhouse and Tux, K&G and Moores. These four brands are operating segments that have been aggregated into the retail reportable segment based on their similar economic characteristics, products, production processes, target customers and distribution methods. MW Cleaners is also aggregated in the retail segment as these operations have not had a significant effect on the revenues or expenses of the Company. Specialty apparel merchandise offered by our four retail merchandising concepts include suits, suit separates, sport coats, pants, shoes, shirts, sportswear, outerwear and accessories for men. Ladies’ career apparel, sportswear and accessories, including shoes is offered at most of our K&G stores and tuxedo rentals are offered at our Men’s Wearhouse, Men’s Wearhouse and Tux and Moores retail stores.
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
     The accounting policies for each of our operating segments are the same as those described in Note 1.
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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Net sales by brand and reportable segment are as follows (in thousands):

	Fiscal Year
Net sales:	2010	2009	2008
MW (1)	$1,345,915	$1,281,847	$1,322,003
K&G	360,301	370,148	376,033
Moores	246,735	222,049	230,235
MW Cleaners	23,415	22,058	22,648

Total retail segment	1,976,366	1,896,102	1,950,919

Twin Hill	21,464	13,473	21,499
Dimensions and Alexandra	104,834	—	—

Total corporate apparel segment	126,298	13,473	21,499

Total net sales	$2,102,664	$1,909,575	$1,972,418

(1)	MW includes Men’s Wearhouse and Men’s Wearhouse and Tux stores and e-commerce
     The following table sets forth supplemental products and services sales information for the Company (in thousands):

	Fiscal Year
Net sales:	2010	2009	2008
Men’s tailored clothing product	$790,558	$761,752	$779,950
Men’s non-tailored clothing product	612,544	597,667	648,389
Ladies clothing product	77,390	74,494	65,866

Total retail clothing product	1,480,492	1,433,913	1,494,205

Tuxedo rental services	364,269	334,068	329,951

Alteration services	108,190	106,063	104,115
Retail dry cleaning services	23,415	22,058	22,648

Total alteration and other services	131,605	128,121	126,763

Corporate apparel clothing product	126,298	13,473	21,499

Total net sales	$2,102,664	$1,909,575	$1,972,418

     Operating income (loss) by reportable segment and the reconciliation to earnings before income taxes is as follows (in thousands):

	Fiscal Year
Operating income (loss):	2010	2009	2008
Retail	$108,392	$73,670	$89,132
Corporate apparel	(6,721)	(4,294)	1,339

Operating income	101,671	69,376	90,471
Interest income	315	912	2,592
Interest expense	(1,456)	(1,244)	(4,300)

Earnings before income taxes	$100,530	$69,044	$88,763

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Capital expenditures by reportable segment are as follows (in thousands):

	Fiscal Year
Capital expenditures:	2010	2009	2008
Retail	$55,967	$55,612	$87,609
Corporate apparel	2,901	1,300	616

Capital expenditures	$58,868	$56,912	$88,225

     Depreciation and amortization expense by reportable segment are as follows (in thousands):

	Fiscal Year
Depreciation and amortization expense:	2010	2009	2008
Retail	$72,472	$84,681	$89,173
Corporate apparel	3,526	1,409	1,492

Depreciation and amortization expense	$75,998	$86,090	$90,665

     Total assets by reportable segment are as follows (in thousands):

	January 29,	January 30,
Segment assets:	2011	2010
Retail	$1,081,169	$1,197,932
Corporate apparel	239,149	36,220

Total assets	$1,320,318	$1,234,152

     The tables below present information related to geographic areas in which the Company operated, with net sales classified based primarily on the country where the Company’s customer is located (in thousands):

	Fiscal Year
Net sales:	2010	2009	2008
U.S.	$1,751,095	$1,687,526	$1,742,183
Canada	246,735	222,049	230,235
UK	104,834	—	—

Net sales	$2,102,664	$1,909,575	$1,972,418

	January 29,	January 30,
Long-lived assets:	2011	2010
U.S.	$366,974	$396,210
Canada	49,194	51,015
UK	5,908	—

Total long-lived assets	$422,076	$447,225

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. CEASED OPERATIONS AND FACILITY CLOSURES
     Ceased Tuxedo Rental Distribution Operations
     In late August 2010, a decision was made by management to cease tuxedo rental distribution operations at four of the then ten U.S. facilities that we had used for that purpose. The tuxedo rental distribution operations at these four facilities ceased in November 2010 and were assumed by the remaining U.S. tuxedo distribution facilities, which allows us to perform tuxedo rental distribution requirements more cost effectively. Three of the facilities were converted to hub locations that redistribute tuxedo rental units and retail apparel merchandise to our Men’s Wearhouse, Men’s Wearhouse and Tux and K&G stores within limited geographic areas. We expect the total pre-tax charge to be incurred in ceasing tuxedo rental distribution operations at these four facilities to be approximately $3.9 million, which consists primarily of severance payments, the write-off of fixed assets and facility remediation costs. We also estimate that approximately $1.8 million of the charge will result in future cash expenditures. All costs are recognized as incurred.
     As of January 29, 2011, we have recognized retail segment pre-tax costs of $3.1 million for the ceased tuxedo rental distribution operations at these four facilities, including $0.9 million for severance payments, $0.7 million for facility remediation costs and $1.5 million for the write-off of fixed assets. These charges are included in SG&A in our consolidated statement of earnings. Net cash payments of $1.5 million related to the ceased tuxedo rental distribution operations were paid in fiscal 2010. The accrued balance of $0.1 million, included within “Accrued expenses and other current liabilities” in our consolidated balance sheet at January 29, 2011, relates to severance payments which will be paid in the first quarter of fiscal 2011. We expect to incur additional charges of approximately $0.8 million in connection with the ceased tuxedo rental distribution operations at these four facilities in fiscal 2011.
     The following table details information related to the accrued balance recorded during the fiscal year ended January 29, 2011 related to the ceased tuxedo rental distribution operations (in thousands):

Accrued costs at January 30, 2010	$—
Cost incurred	3,122
Net cash payments	(1,486)
Non-cash charges	(1,513)

Accrued costs at January 29, 2011	$123

Manufacturing Facility Closure
     On March 3, 2008, we announced that Golden Brand Clothing (Canada) Ltd., an indirect wholly owned subsidiary of the Company, intended to close its Montreal, Quebec-based manufacturing facility. The facility was closed on July 11, 2008.
     In fiscal 2008, we recognized retail segment pretax costs of $10.0 million for closure of the facility, including $6.6 million for severance payments, $1.1 million for the write-off of fixed assets, $1.6 million for lease termination payments and $0.7 million for other costs related to closing the facility. These charges are included in “Selling, general and administrative expenses” in our consolidated statement of earnings. No charges were recognized during fiscal 2010 or 2009. Net cash payments of $0.1 million, $1.0 million and $7.2 million related to the closure of the facility were made in fiscal 2010, 2009 and 2008, respectively. The payments made in fiscal 2010 and fiscal 2009 for closure of the facility related to the remaining lease termination payments which were paid over the remaining term of the lease through February 2010. No amounts are included in accrued expenses and other current liabilities at January 29, 2011.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13. COMMITMENTS AND CONTINGENCIES
     Lease commitments
     We lease retail business locations, office and warehouse facilities, copier equipment and automotive equipment under various noncancelable capital and operating leases expiring in various years through 2027. Rent expense for operating leases for fiscal 2010, 2009 and 2008 was $161.7 million, $158.7 million and $158.5 million, respectively, and includes contingent rentals of $0.3 million, $0.3 million and $0.4 million, respectively. Sublease rentals of $0.7 million were received in fiscal 2010. Sublease rentals of $0.8 million were received in fiscal 2009 and 2008. The total minimum future rentals to be received under noncancelable subleases as of January 29, 2011 are $0.8 million.
     Minimum future rental payments under noncancelable capital and operating leases as of January 29, 2011 for each of the next five years and in the aggregate are as follows (in thousands):

	Operating	Capital
Fiscal Year	Leases	Leases
2011	$153,396	$1,040
2012	134,022	830
2013	115,970	765
2014	96,390	622
2015	78,666	305
Thereafter	142,221	25

Total	$720,665	3,587

Amounts representing interest		(556)

Capital lease obligations		$3,031

     Leases on retail business locations specify minimum rentals plus common area maintenance charges and possible additional rentals based upon percentages of sales. Most of the retail business location leases provide for renewal options at rates specified in the leases. In the normal course of business, these leases are generally renewed or replaced by other leases.
     In February 2011, we entered into a US$1.7 million contractual obligation for the refurbishment of the primary offices for Alexandra located in Bristol, UK. This obligation, which is excluded from the table above, will be paid in fiscal 2011.
     At January 29, 2011, the gross capitalized balance and the accumulated amortization balance of our capital lease assets was $5.1 million and $2.2 million, respectively, resulting in a net capitalized value of $2.9 million. At January 30, 2010, the gross capitalized balance and the accumulated amortization balance of our capital lease assets was $4.6 million and $2.1 million, respectively, resulting in a net capitalized value of $2.5 million. Amortization expense was $0.9 million, $1.0 million and $1.4 million in fiscal 2010, 2009 and 2008, respectively, and is included in depreciation expense in the consolidated statement of earnings. These assets are included in furniture, fixtures and equipment on the consolidated balance sheet. The deferred liability balance of these capital lease assets is included in deferred taxes and other liabilities on the consolidated balance sheet.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Legal matters
     On October 8, 2009, the Company was named in a federal securities class action lawsuit filed in the United States District Court for the Southern District of Texas, Houston Division. The case is styled Material Yard Workers Local 1175 Benefit Funds, et al. v. The Men’s Wearhouse, Inc., Case No. 4:09-cv-03265. The class period alleged in the complaint runs from March 7, 2007 to January 9, 2008. The primary allegations are that the Company issued false and misleading press releases regarding its guidance for fiscal year 2007 on various occasions during the alleged class period. The complaint seeks damages based on the decline in the Company’s stock price following the announcement of lowered guidance on October 10, 2007, November 28, 2007, and January 9, 2008. The case is in its early stages and discovery has not begun. The Company filed a motion to dismiss the complaint on April 12, 2010, and we are awaiting a decision from the Court. The Company believes the lawsuit is without merit and intends to mount a vigorous defense; we are unable to determine the likely outcome at this time.
     We are involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of our business. Management believes that none of these matters will have a material adverse effect on our financial position, results of operations or cash flows.
14. CHANGE IN ACCOUNTING PRINCIPLE
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
     The effect of the change in accounting principle for periods prior to February 1, 2009 is not determinable as the period-specific information required to value K&G’s inventory on the average cost method is not available for periods prior to February 1, 2009. As stated in FASB guidance regarding accounting changes, when it is impracticable to determine the cumulative effect of applying a change in accounting principle to any prior period, the new accounting principle shall be applied as if the changes were made prospectively as of the earliest date practicable. Therefore, we adopted the new method of accounting for K&G’s inventory retrospectively to February 1, 2009. The effect of this change in accounting principle on inventory values as of the beginning of 2009 was an increase in inventory of $2.2 million, a decrease in deferred tax assets of $0.9 million and a net increase in retained earnings as of the beginning of 2009 of $1.3 million. The non-cash increase in the inventory balance of $2.2 million is due only to this accounting change as the underlying retail value of the inventory is not affected by this accounting change.
     Had we not changed our method of determining inventory cost for our K&G inventory in the third quarter of fiscal 2010, the impact would have been immaterial to our financial position, results of operations, cash flows and net earnings per common share attributable to the common shareholders as of and for the period ended January 29, 2011.

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

		Change in
	As Previously	Accounting
	Reported under	Principle to Cost	As Adjusted for the
(In thousands, except per share amounts)	Retail Method	Method	Effect of Change
Condensed Consolidated Balance Sheet at May 2, 2009 (unaudited) (1):
Inventories	$448,018	$2,541	$450,559
Other current assets	59,752	(1,005)	58,747
Retained earnings	925,881	1,536	927,417

Condensed Consolidated Statement of Earnings for the Three Months Ended May 2, 2009 (unaudited):
Cost of sales: Retail clothing product	$164,545	$(324)	$164,221
Operating income	8,776	324	9,100
Provision for income taxes	3,360	127	3,487
Net earnings attributable to common shareholders	5,256	197	5,453
Basic earnings per common share attributable to common shareholders	0.10	—	0.10
Diluted earnings per share attributable to common shareholders	0.10	—	0.10

Condensed Consolidated Statement of Cash Flows for the Three Months Ended May 2, 2009 (unaudited):
Net earnings including noncontrolling interest	$5,256	$197	$5,453
Deferred tax provision	3,009	127	3,136
Increase in inventories	(6,194)	(324)	(6,518)

(1)	Change in accounting principle to average cost method includes the cumulative effect of the change in accounting principle.

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

	As Previously	Change in
	Reported	Accounting	As Adjusted
	under Retail	Principle to	for the Effect
(In thousands, except per share amounts)	Method	Cost Method	of Change
Condensed Consolidated Balance Sheet at August 1, 2009 (unaudited) (1):
Inventories	$430,777	$3,768	$434,545
Other current assets	51,876	(1,488)	50,388
Retained earnings	961,670	2,280	963,950

Condensed Consolidated Statement of Earnings for the Three Months Ended August 1, 2009 (unaudited):
Cost of sales: Retail clothing product	$167,833	$(1,226)	$166,607
Operating income	63,892	1,226	65,118
Provision for income taxes	24,407	482	24,889
Net earnings attributable to common shareholders	39,485	744	40,229
Basic earnings per common share attributable to common shareholders	0.75	0.01	0.76
Diluted earnings per share attributable to common shareholders	0.75	0.01	0.76

Condensed Consolidated Statement of Earnings for the Six Months Ended August 1, 2009 (unaudited):
Cost of sales: Retail clothing product	$332,378	$(1,550)	$330,828
Operating income	72,668	1,550	74,218
Provision for income taxes	27,767	609	28,376
Net earnings attributable to common shareholders	44,741	941	45,682
Basic earnings per common share attributable to common shareholders	0.85	0.02	0.87
Diluted earnings per share attributable to common shareholders	0.85	0.02	0.87

Condensed Consolidated Statement of Cash Flows for the Six Months Ended August 1, 2009 (unaudited):
Net earnings including noncontrolling interest	$44,741	$941	$45,682
Deferred tax benefit	(8,135)	609	(7,526)
Decrease in inventories	15,460	(1,550)	13,910

(1)	Change in accounting principle to average cost method includes the cumulative effect of the change in accounting principle.

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

	As Previously	Change in
	Reported	Accounting	As Adjusted
	under Retail	Principle to	for the Effect
(In thousands, except per share amounts)	Method	Cost Method	of Change
Condensed Consolidated Balance Sheet at October 31, 2009 (unaudited) (1):
Inventories	$473,626	$3,134	$476,760
Other current assets	48,997	(1,253)	47,744
Retained earnings	977,659	1,881	979,540

Condensed Consolidated Statement of Earnings for the Three Months Ended October 31, 2009 (unaudited):
Cost of sales: Retail clothing product	$144,480	$633	$145,113
Operating income	30,079	(633)	29,446
Provision for income taxes	10,375	(234)	10,141
Net earnings attributable to common shareholders	19,685	(399)	19,286
Basic earnings per common share attributable to common shareholders	0.37	—	0.37
Diluted earnings per share attributable to common shareholders	0.37	(0.01)	0.36

Condensed Consolidated Statement of Earnings for the Nine Months Ended October 31, 2009 (unaudited):
Cost of sales: Retail clothing product	$476,858	$(917)	$475,941
Operating income	102,747	917	103,664
Provision for income taxes	38,142	375	38,517
Net earnings attributable to common shareholders	64,426	542	64,968
Basic earnings per common share attributable to common shareholders	1.23	0.01	1.24
Diluted earnings per share attributable to common shareholders	1.22	0.01	1.23

Condensed Consolidated Statement of Cash Flows for the Nine Months Ended October 31, 2009 (unaudited):
Net earnings including noncontrolling interest	$64,426	$542	$64,968
Deferred tax benefit	(8,130)	375	(7,755)
Increase in inventories	(27,051)	(917)	27,968

(1)	Change in accounting principle to average cost method includes the cumulative effect of the change in accounting principle.

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

	As Previously	Change in
	Reported	Accounting	As Adjusted
	under Retail	Principle to	for the Effect
(In thousands, except per share amounts)	Method	Cost Method	of Change
Consolidated Balance Sheet at January 30, 2010 (1):
Inventories	$431,492	$3,389	$434,881
Other current assets	74,075	(1,343)	72,732
Retained earnings	953,986	2,046	956,032

Consolidated Statement of Earnings for the Three Months Ended January 30, 2010:
Cost of sales: Retail clothing product	$182,345	$(255)	$182,090
Operating loss	(34,543)	255	(34,288)
Benefit for income taxes	(15,778)	90	(15,688)
Net loss attributable to common shareholders	(18,918)	165	(18,753)
Basic loss per common share attributable to common shareholders	(0.36)	—	(0.36)
Diluted loss per share attributable to common shareholders	(0.36)	—	(0.36)

Consolidated Statement of Earnings for the Twelve Months Ended January 30, 2010:
Cost of sales: Retail clothing product	$659,203	$(1,172)	$658,031
Operating income	68,204	1,172	69,376
Provision for income taxes	22,364	465	22,829
Net earnings attributable to common shareholders	45,508	707	46,215
Basic earnings per common share attributable to common shareholders	0.86	0.02	0.88
Diluted earnings per share attributable to common shareholders	0.86	0.02	0.88

Consolidated Statement of Equity and Comprehensive Income at January 30, 2010:
Net earnings attributable to common shareholders	$45,508	$707	$46,215

Consolidated Statement of Cash Flows for the Twelve Months Ended January 30, 2010:
Net earnings including noncontrolling interest	$45,508	$707	$46,215
Deferred tax benefit	(30,630)	465	(30,165)
Decrease in inventories	15,579	(1,172)	14,407

(1)	Change in accounting principle to average cost method includes the cumulative effect of the change in accounting principle.

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

	As Previously	Change in
	Reported	Accounting	As Adjusted
	under Retail	Principle to	for the Effect
(In thousands, except per share amounts)	Method	Cost Method	of Change
Condensed Consolidated Balance Sheet at May 1, 2010 (unaudited) (1):
Inventories	$435,351	$3,320	$438,671
Other current assets	68,830	(1,320)	67,510
Retained earnings	962,834	2,000	964,834

Condensed Consolidated Statement of Earnings for the Three Months Ended May 1, 2010 (unaudited):
Cost of sales: Retail clothing product	$164,521	$69	$164,590
Operating income	21,422	(69)	21,353
Provision for income taxes	7,589	(23)	7,566
Net earnings attributable to common shareholders	13,608	(46)	13,562
Basic earnings per common share attributable to common shareholders	0.26	—	0.26
Diluted earnings per share attributable to common shareholders	0.26	—	0.26

Condensed Consolidated Statement of Cash Flows for the Three Months Ended May 1, 2010 (unaudited):
Net earnings including noncontrolling interest	$13,608	$(46)	$13,562
Deferred tax provision	6,412	(23)	6,389
Increase in inventories	(1,103)	69	(1,034)

(1)	Change in accounting principle to average cost method includes the cumulative effect of the change in accounting principle.

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

	As Previously	Change in
	Reported	Accounting	As Adjusted
	under Retail	Principle to	for the Effect
(In thousands, except per share amounts)	Method	Cost Method	of Change
Condensed Consolidated Balance Sheet at July 31, 2010 (unaudited) (1):
Inventories	$416,377	$4,009	$420,386
Other current assets	61,762	(1,567)	60,195
Retained earnings	1,000,553	2,442	1,002,995

Condensed Consolidated Statement of Earnings for the Three Months Ended July 31, 2010 (unaudited):
Cost of sales: Retail clothing product	$157,778	$(689)	$157,089
Operating income	68,415	689	69,104
Provision for income taxes	25,620	247	25,867
Net earnings attributable to common shareholders	42,520	442	42,962
Basic earnings per common share attributable to common shareholders	0.80	0.01	0.81
Diluted earnings per share attributable to common shareholders	0.80	0.01	0.81

Condensed Consolidated Statement of Earnings for the Six Months Ended July 31, 2010 (unaudited):
Cost of sales: Retail clothing product	$322,299	$(620)	$321,679
Operating income	89,837	620	90,457
Provision for income taxes	33,209	224	33,433
Net earnings attributable to common shareholders	56,128	396	56,524
Basic earnings per common share attributable to common shareholders	1.06	0.01	1.07
Diluted earnings per share attributable to common shareholders	1.05	0.01	1.06

Condensed Consolidated Statement of Cash Flows for the Six Months Ended July 31, 2010 (unaudited):
Net earnings including noncontrolling interest	$56,128	$396	$56,524
Deferred tax provision	3,958	224	4,182
Decrease in inventories	17,165	(620)	16,545

(1)	Change in accounting principle to average cost method includes the cumulative effect of the change in accounting principle.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
15. QUARTERLY RESULTS OF OPERATIONS (Unaudited)
     Our quarterly results of operations reflect all adjustments, consisting only of normal, recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The consolidated results of operations by quarter for the 2010 and 2009 fiscal years are presented below and include the results of operations for Dimensions and Alexandra since their date of acquisition on August 6, 2010 (in thousands, except per share amounts):

	Fiscal 2010 Quarters Ended
	May 1,	July 31,	October 30,	January 29,
	2010 (a)	2010 (a)	2010	2011
Net sales	$473,466	$536,989	$550,103	$542,106
Gross margin	201,003	260,272	234,999	202,159
Net earnings (loss) attributable to common shareholders	$13,562	$42,962	$25,259	$(14,086)
Net earnings (loss) per common share attributable to common shareholders:
Basic	$0.26	$0.81	$0.47	$(0.27)
Diluted	$0.26	$0.81	$0.47	$(0.27)

	Fiscal 2009 Quarters Ended (a)
	May 2,	August 1,	October 31,	January 30,
	2009	2009	2009	2010
Net sales	$464,134	$526,208	$462,015	$457,218
Gross margin	188,313	239,014	202,041	169,530
Net earnings (loss) attributable to common shareholders	$5,453	$40,229	$19,286	$(18,753)
Net earnings (loss) per common share attributable to common shareholders:
Basic	$0.10	$0.76	$0.37	$(0.36)
Diluted	$0.10	$0.76	$0.36	$(0.36)

(a)	Previously reported amounts for gross margin, net earnings (loss) attributable to common shareholders and net earnings (loss) per common share attributable to common shareholders have been adjusted for the change in inventory valuation method used by our K&G brand from the retail inventory method to the average cost method during the third quarter of fiscal 2010. The cumulative effect of this change in accounting principle was recorded retrospectively as of February 1, 2009. Refer to Note 14 for additional information and disclosures.
     Due to the method of calculating weighted average common shares outstanding, the sum of the quarterly per share amounts may not equal net earnings per common share attributable to common shareholders for the respective years.
     As discussed in Note 1 under “Impairment of Long-Lived Assets,” we recognized pretax non-cash asset impairment charges related to store assets of $5.9 million ($0.2 million in the second quarter, $3.2 million in the third quarter and $2.5 million in the fourth quarter) in fiscal 2010 and $19.5 million in the fourth quarter of fiscal 2009.

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
Changes in Internal Control over Financial Reporting
     Other than the events discussed under the Dimensions and Alexandra acquisitions below, there were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended January 29, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
     Dimensions and Alexandra Acquisitions
     On August 6, 2010, we acquired Dimensions and Alexandra, two leading providers of corporate clothing uniforms and workwear in the United Kingdom. For additional information regarding the acquisitions, refer to the discussion under the caption “Business” included within Item 1 in this Annual Report on Form 10-K and Note 2 of Notes to Consolidated Financial Statements.
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
     We have recommended to our Audit Committee that we exclude the operations acquired in the Dimensions and Alexandra acquisitions from the scope of our Sarbanes-Oxley Section 404 report on internal controls over financial reporting for the year ending January 29, 2011. We are in the process of implementing our internal control structure over the acquired operations, and expect that this effort will be completed in fiscal 2011.

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
     Our management assessed the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on such assessment, management concluded that, as of January 29, 2011, our internal control over financial reporting is effective based on those criteria. As set forth above, Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Dimensions and Alexandra, acquired in August 2010, which are included in the consolidated financial statements of The Men’s Wearhouse, Inc. as of and for the year ended January 29, 2011 and constituted 15.3% of total assets and 5.0% of total net sales, respectively, of our consolidated financial statements as of and for the year ended January 29, 2011.
     Management’s assessment of the effectiveness of our internal control over financial reporting as of January 29, 2011 has been audited by Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this report, as stated in their report dated March 30, 2011, which follows.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
The Men’s Wearhouse, Inc.
Houston, Texas
We have audited the internal control over financial reporting of The Men’s Wearhouse, Inc. and subsidiaries (the “Company”) as of January 29, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Dimensions Clothing Limited (“Dimensions”) and Alexandra plc (“Alexandra”), which were acquired on August 6, 2010 and whose financial statements constitute 15.3% of total assets and 5.0% of net sales of the consolidated financial statement amounts as of and for the year ended January 29, 2011. Accordingly, our audit did not include the internal control over financial reporting at Dimensions and Alexandra. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 29, 2011 of the Company and our report dated March 30, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph relating to a change in the method of accounting for merchandise inventories at the Company’s K&G brand.

/s/ DELOITTE & TOUCHE LLP
Houston, Texas
March 30, 2011

ITEM 9B. OTHER INFORMATION
None
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Except as set forth below, the information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held June 15, 2011.
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
ITEM 11. EXECUTIVE COMPENSATION
     The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held June 15, 2011.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held June 15, 2011.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held June 15, 2011.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held June 15, 2011.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) 1. Financial Statements
     The following consolidated financial statements of the Company are included in Part II, Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of January 29, 2011 and January 30, 2010 (as
adjusted-Note 14)
Consolidated Statements of Earnings for the years ended January 29, 2011,
January 30, 2010 (as adjusted-Note 14) and January 31, 2009
Consolidated Statements of Equity and Comprehensive Income for the years ended
January 29, 2011, January 30, 2010 (as adjusted-Note 14) and January 31, 2009
Consolidated Statements of Cash Flows for the years ended January 29, 2011,
January 30, 2010 (as adjusted-Note 14) and January 31, 2009
Notes to Consolidated Financial Statements

2. Financial Statement Schedules
     Schedule II – Valuation and Qualifying Accounts
The Men’s Wearhouse, Inc.
(In thousands)

				Deductions
	Balance at	Charged to Costs	Charged to Other	from Reserve	Acquisitions	Translation	Balance at End of
	Beginning of Period	and Expenses	Accounts (4)	(2)	(5)	Adjustment	Period
Allowance for uncollectible accounts (1):
Year ended January 29, 2011	$381	$552	$—	$(548)	$533	$(2)	$916
Year ended January 30, 2010	243	249	—	(111)	—	—	381
Year ended January 31, 2009	320	262	—	(338)	—	(1)	243

Allowance for sales returns (1) (3):
Year ended January 29, 2011	$401	$326	$(195)	$—	$80	$1	$613
Year ended January 30, 2010	433	12	(44)	—	—	—	401
Year ended January 31, 2009	491	39	(97)	—	—	—	433

(1)	The allowance for uncollectible accounts and the allowance for sales returns are evaluated at the end of each fiscal quarter and adjusted based on the evaluation.

(2)	Consists primarily of write-offs of bad debt.

(3)	Allowance for sales returns is included in accrued expenses.

(4)	Deduction (addition) to net sales.

(5)	Relates to our acquisitions of Dimensions and Alexandra in the third quarter of fiscal 2010. Refer to Note 2 of Notes to Consolidated Financial Statements.
     All other schedules are omitted because they are not applicable or because the required information is included in the Consolidated Financial Statements or Notes thereto.

3. Exhibits

Exhibit
Number		Exhibit
2.1	—	Investment, Shareholders’ and Stock Purchase Agreement dated August 6, 2010, by and among The Men’s Wearhouse, Inc., Moores The Suit People Inc., MWUK Holding Company Limited, Ensco 648 Limited, Gresham 4A and Gresham 4B and the stockholders of Ensco 648 Limited (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed with the Commission on August 16, 2010).

3.1	—	Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 1994).

3.2	—	Articles of Amendment to the Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999).

3.3	—	Fourth Amended and Restated Bylaws (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 28, 2010).

4.1	—	Restated Articles of Incorporation (included as Exhibit 3.1).

4.2	—	Form of Common Stock certificate (incorporated by reference from Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 33-45949)).

4.3	—	Articles of Amendment to the Restated Articles of Incorporation (included as Exhibit 3.2).

4.4	—	Fourth Amended and Restated Bylaws (included as Exhibit 3.3).

10.1	—	Second Amended and Restated Credit Agreement, dated as January 26, 2011, by and among The Men’s Wearhouse, Inc., Moores The Suit People Inc., MWUK Holding Company Limited, the financial institutions from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, and J.P. Morgan Europe Limited, as European Agent (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 1, 2011).

*10.2	—	1992 Non-Employee Director Stock Option Plan (As Amended and Restated Effective January 1, 2004), including forms of stock option agreement and restricted stock award agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 18, 2005).

*10.3	—	Stock Agreement dated as of March 23, 1992, between the Company and George Zimmer (incorporated by reference from Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (Registration No. 33-45949)).

*10.4	—	1996 Long-Term Incentive Plan (As Amended and Restated Effective April 1, 2008) (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2008), and the forms of stock option agreement, restricted stock award agreement and deferred stock unit award agreement (incorporated by reference from Exhibit 10.20 to the Company’s Current Report on Form 8-K filed with the Commission on March 18, 2005).

*10.5	—	Forms of Deferred Stock Unit Award Agreement, Restricted Stock Award Agreement and Nonqualified Stock Option Award Agreement under The Men’s Wearhouse, Inc. 1996 Long-Term Incentive Plan (as amended and restated effective as of April 1, 2008)(incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2010).

*10.6	—	1998 Key Employee Stock Option Plan (incorporated by reference from Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998).

*10.7	—	First Amendment to 1998 Key Employee Stock Option Plan (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-80033)).

*10.8	—	Second Amendment to 1998 Key Employee Stock Option Plan (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2000).

*10.9	—	Split-Dollar Agreement and related Split-Dollar Collateral Assignment dated May 25, 1995, by and between the Company and David H. Edwab (incorporated by reference from Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002).

*10.10	—	Split-Dollar Agreement and related Split-Dollar Collateral Assignment dated May 25, 1995, between the Company, David H. Edwab and George Zimmer, Co-Trustee of the David H. Edwab 1995 Irrevocable Trust (incorporated by reference from Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002).

*10.11	—	First Amendment to Split-Dollar Agreement dated January 17, 2002, between the Company, David H. Edwab and George Zimmer, Trustee of the David H. Edwab 1995 Irrevocable Trust (incorporated by reference from Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002).

*10.12	—	2004 Long-Term Incentive Plan (As Amended and Restated Effective April 1, 2008) (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 27, 2008).

*10.13	—	Forms of Deferred Stock Unit Award Agreement (non-employee director) and Restricted Stock Award

Exhibit
Number		Exhibit
Agreement (non-employee director) under The Men’s Wearhouse, Inc. 2004 Long-Term Incentive Plan (as amended and restated effective April 1, 2008) (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 28, 2009).

*10.14	—	Forms of Deferred Stock Unit Award Agreement, Restricted Stock Award Agreement and Nonqualified Stock Option Award Agreement (each for executive officers) under The Men’s Wearhouse, Inc. 2004 Long-Term Incentive Plan (as amended and restated effective April 1, 2008) (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2009).

*10.15	—	Form of Change in Control Agreement entered into effective as of May 15, 2009, by and between The Men’s Wearhouse, Inc. and each of George Zimmer, David Edwab, Neill P. Davis, Douglas S. Ewert, Charles Bresler, Ph.D., William Silveira, James Zimmer, Gary Ckodre, Diana Wilson and Carole Souvenir (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 20, 2009).

*10.16	—	The Men’s Wearhouse, Inc. Change in Control Severance Plan (As Amended and Restated Effective October 1, 2009) (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 27, 2009).

10.17	—	License Agreement dated effective as of November 5, 2010, by and between the George Zimmer 1988 Living Trust and The Men’s Wearhouse, Inc (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 10, 2010).

*10.18	—	Fourth Amended and Restated Employment Agreement dated effective as of October 25, 2010, by and between The Men’s Wearhouse, Inc. and David H. Edwab (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 10, 2010).

18	—	Preferability Letter from Independent Registered Public Accounting Firm Regarding Change in Accounting Principles (incorporated by reference from Exhibit 18 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 2010).

21.1	—	Subsidiaries of the Company (filed herewith).

23.1	—	Consent of Deloitte & Touche LLP, independent auditors (filed herewith).

31.1	—	Certification of Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

31.2	—	Certification of Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).

32.1	—	Certification of Annual Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

32.2	—	Certification of Annual Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).

101.1	—	The following financial information from The Men’s Wearhouse, Inc.’s Annual Report on Form 10-K for the year ended January 29, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Management Compensation or Incentive Plan
     The Company will furnish a copy of any exhibit described above to any beneficial holder of its securities upon receipt of a written request therefore, provided that such request sets forth a good faith representation that, as of the record date for the Company’s 2011 Annual Meeting of Shareholders, such beneficial holder is entitled to vote at such meeting, and provided further that such holder pays to the Company a fee compensating the Company for its reasonable expenses in furnishing such exhibits.

     SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MEN’S WEARHOUSE, INC.
By	/s/ GEORGE ZIMMER
George Zimmer
Chairman of the Board and Chief Executive Officer

Dated: March 30, 2011
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE ZIMMER George Zimmer	Chairman of the Board, Chief Executive Officer and Director	March 30, 2011

/s/ NEILL P. DAVIS Neill P. Davis	Executive Vice President, Chief Financial Officer, Treasurer and Principal Financial Officer	March 30, 2011

/s/ DIANA M. WILSON Diana M. Wilson	Senior Vice President, Chief Accounting Officer and Principal Accounting Officer	March 30, 2011

/s/ DAVID H. EDWAB David H. Edwab	Vice Chairman of the Board and Director	March 30, 2011

/s/ RINALDO S. BRUTOCO Rinaldo S. Brutoco	Director	March 30, 2011

/s/ MICHAEL L. RAY Michael L. Ray	Director	March 30, 2011

/s/ SHELDON I. STEIN Sheldon I. Stein	Director	March 30, 2011

/s/ LARRY R. KATZEN Larry R. Katzen	Director	March 30, 2011

/s/ GRACE NICHOLS Grace Nichols	Director	March 30, 2011

/s/ DEEPAK CHOPRA Deepak Chopra	Director	March 30, 2011

/s/ WILLIAM B. SECHREST William B. Sechrest	Director	March 30, 2011

Exhibit Index

Exhibit
Number		Exhibit
2.1	—	Investment, Shareholders’ and Stock Purchase Agreement dated August 6, 2010, by and among The Men’s Wearhouse, Inc., Moores The Suit People Inc., MWUK Holding Company Limited, Ensco 648 Limited, Gresham 4A and Gresham 4B and the stockholders of Ensco 648 Limited (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed with the Commission on August 16, 2010).

3.1	—	Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 1994).

3.2	—	Articles of Amendment to the Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999).

3.3	—	Fourth Amended and Restated Bylaws (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 28, 2010).

4.1	—	Restated Articles of Incorporation (included as Exhibit 3.1).

4.2	—	Form of Common Stock certificate (incorporated by reference from Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 33-45949)).

4.3	—	Articles of Amendment to the Restated Articles of Incorporation (included as Exhibit 3.2).

4.4	—	Fourth Amended and Restated Bylaws (included as Exhibit 3.3).

10.1	—	Second Amended and Restated Credit Agreement, dated as January 26, 2011, by and among The Men’s Wearhouse, Inc., Moores The Suit People Inc., MWUK Holding Company Limited, the financial institutions from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, and J.P. Morgan Europe Limited, as European Agent (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 1, 2011).

*10.2	—	1992 Non-Employee Director Stock Option Plan (As Amended and Restated Effective January 1, 2004), including forms of stock option agreement and restricted stock award agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 18, 2005).

*10.3	—	Stock Agreement dated as of March 23, 1992, between the Company and George Zimmer (incorporated by reference from Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (Registration No. 33-45949)).

*10.4	—	1996 Long-Term Incentive Plan (As Amended and Restated Effective April 1, 2008) (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2008), and the forms of stock option agreement, restricted stock award agreement and deferred stock unit award agreement (incorporated by reference from Exhibit 10.20 to the Company’s Current Report on Form 8-K filed with the Commission on March 18, 2005).

*10.5	—	Forms of Deferred Stock Unit Award Agreement, Restricted Stock Award Agreement and Nonqualified Stock Option Award Agreement under The Men’s Wearhouse, Inc. 1996 Long-Term Incentive Plan (as amended and restated effective as of April 1, 2008)(incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2010).

*10.6	—	1998 Key Employee Stock Option Plan (incorporated by reference from Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998).

*10.7	—	First Amendment to 1998 Key Employee Stock Option Plan (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-80033)).

*10.8	—	Second Amendment to 1998 Key Employee Stock Option Plan (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2000).

*10.9	—	Split-Dollar Agreement and related Split-Dollar Collateral Assignment dated May 25, 1995, by and between the Company and David H. Edwab (incorporated by reference from Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002).

*10.10	—	Split-Dollar Agreement and related Split-Dollar Collateral Assignment dated May 25, 1995, between the Company, David H. Edwab and George Zimmer, Co-Trustee of the David H. Edwab 1995 Irrevocable Trust (incorporated by reference from Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002).

*10.11	—	First Amendment to Split-Dollar Agreement dated January 17, 2002, between the Company, David H. Edwab and George Zimmer, Trustee of the David H. Edwab 1995 Irrevocable Trust (incorporated by reference from Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002).

*10.12	—	2004 Long-Term Incentive Plan (As Amended and Restated Effective April 1, 2008) (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 27, 2008).

*10.13	—	Forms of Deferred Stock Unit Award Agreement (non-employee director) and Restricted Stock Award

Exhibit
Number		Exhibit
Agreement (non-employee director) under The Men’s Wearhouse, Inc. 2004 Long-Term Incentive Plan (as amended and restated effective April 1, 2008) (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 28, 2009).

*10.14	—	Forms of Deferred Stock Unit Award Agreement, Restricted Stock Award Agreement and Nonqualified Stock Option Award Agreement (each for executive officers) under The Men’s Wearhouse, Inc. 2004 Long-Term Incentive Plan (as amended and restated effective April 1, 2008) (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2009).

*10.15	—	Form of Change in Control Agreement entered into effective as of May 15, 2009, by and between The Men’s Wearhouse, Inc. and each of George Zimmer, David Edwab, Neill P. Davis, Douglas S. Ewert, Charles Bresler, Ph.D., William Silveira, James Zimmer, Gary Ckodre, Diana Wilson and Carole Souvenir (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 20, 2009).

*10.16	—	The Men’s Wearhouse, Inc. Change in Control Severance Plan (As Amended and Restated Effective October 1, 2009) (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 27, 2009).

10.17	—	License Agreement dated effective as of November 5, 2010, by and between the George Zimmer 1988 Living Trust and The Men’s Wearhouse, Inc (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 10, 2010).

*10.18	—	Fourth Amended and Restated Employment Agreement dated effective as of October 25, 2010, by and between The Men’s Wearhouse, Inc. and David H. Edwab (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 10, 2010).

18	—	Preferability Letter from Independent Registered Public Accounting Firm Regarding Change in Accounting Principles (incorporated by reference from Exhibit 18 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 2010).

21.1	—	Subsidiaries of the Company (filed herewith).

23.1	—	Consent of Deloitte & Touche LLP, independent auditors (filed herewith).

31.1	—	Certification of Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

31.2	—	Certification of Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).

32.1	—	Certification of Annual Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

32.2	—	Certification of Annual Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).

101.1	—	The following financial information from The Men’s Wearhouse, Inc.’s Annual Report on Form 10-K for the year ended January 29, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Management Compensation or Incentive Plan