Form 10-Q
period 2011-04-30
MENS WEARHOUSE INC
filed 2011-06-09
CIK 884217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2011 or

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
     The number of shares of common stock of the Registrant, par value $.01 per share, outstanding at June 3, 2011 was 51,624,893 excluding 19,947,822 shares classified as Treasury Stock.

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
     Forward-looking statements are not guarantees of future performance and a variety of factors could cause actual results to differ materially from the anticipated or expected results expressed in or suggested by these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, actions by governmental entities, domestic and international economic activity and inflation, success, or lack thereof, in executing our internal operating plans and new store and new market expansion plans, including integration of acquisitions, performance issues with key suppliers, disruption in buying practices due to homeland security concerns, severe weather, foreign currency fluctuations, government export and import policies, aggressive advertising or marketing activities of competitors and legal proceedings. Future results will also be dependent upon our ability to continue to identify and complete successful expansions and penetrations into existing and new markets and our ability to integrate such expansions with our existing operations. Refer to “Risk Factors” in our Annual Report on Form 10-K for the year ended January 29, 2011 for a more complete discussion of these and other factors that might affect our performance and financial results. These forward-looking statements are intended to convey the Company’s expectations about the future, and speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.
PART I. FINANCIAL INFORMATION
ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GENERAL INFORMATION
     The condensed consolidated financial statements herein include the accounts of The Men’s Wearhouse, Inc. and its subsidiaries and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. As applicable under such regulations, certain information and footnote disclosures have been condensed or omitted. We believe that the presentation and disclosures herein are adequate to make the information not misleading, and the condensed consolidated financial statements reflect all elimination entries and normal recurring adjustments which are necessary for a fair statement of the results for the quarters ended April 30, 2011 and May 1, 2010.
     Our business historically has been seasonal in nature, and the operating results of the interim periods presented are not necessarily indicative of the results that may be achieved for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended January 29, 2011 and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year then ended filed with the SEC.
     Unless the context otherwise requires, “Company”, “we”, “us” and “our” refer to The Men’s Wearhouse, Inc. and its subsidiaries.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	April 30,	May 1,	January 29,
	2011	2010	2011
	(Unaudited)	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$145,657	$219,562	$136,371
Accounts receivable, net	72,004	24,640	60,607
Inventories	521,082	438,671	486,499
Other current assets	67,911	67,510	80,531

Total current assets	806,654	750,383	764,008

PROPERTY AND EQUIPMENT, net	329,592	336,771	332,611

TUXEDO RENTAL PRODUCT, net	95,180	101,731	89,465
GOODWILL	91,021	60,780	87,994
INTANGIBLE ASSETS, net	38,343	3,225	37,348
OTHER ASSETS	7,642	13,465	8,892

TOTAL ASSETS	$1,368,432	$1,266,355	$1,320,318

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$153,144	$99,720	$123,881
Accrued expenses and other current liabilities	170,847	136,183	139,640
Income taxes payable	597	2,826	3,135
Current maturities of long-term debt	—	45,780	—

Total current liabilities	324,588	284,509	266,656

DEFERRED TAXES AND OTHER LIABILITIES	70,736	62,741	69,809

Total liabilities	395,324	347,250	336,465

COMMITMENTS AND CONTINGENCIES (Note 4 and Note 14)

EQUITY:
Preferred stock	—	—	—
Common stock	714	707	710
Capital in excess of par	343,846	329,030	341,663
Retained earnings	1,024,168	964,834	1,002,975
Accumulated other comprehensive income	52,793	37,304	38,366
Treasury stock, at cost	(461,760)	(412,770)	(412,761)

Total equity attributable to common shareholders	959,761	919,105	970,953

Noncontrolling interest	13,347	—	12,900

Total equity	973,108	919,105	983,853

TOTAL LIABILITIES AND EQUITY	$1,368,432	$1,266,355	$1,320,318

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	For the Quarter Ended
	April 30,	May 1,
	2011	2010
Net sales:
Retail clothing product	$410,261	$364,690
Tuxedo rental services	73,141	72,154
Alteration and other services	37,309	32,941

Total retail sales	520,711	469,785
Corporate apparel clothing product sales	59,673	3,681

Total net sales	580,384	473,466

Cost of sales:
Retail clothing product	187,373	164,590
Tuxedo rental services	9,807	11,326
Alteration and other services	26,301	24,064
Occupancy costs	67,171	69,691

Total retail cost of sales	290,652	269,671
Corporate apparel clothing product cost of sales	43,099	2,792

Total cost of sales	333,751	272,463

Gross margin:
Retail clothing product	222,888	200,100
Tuxedo rental services	63,334	60,828
Alteration and other services	11,008	8,877
Occupancy costs	(67,171)	(69,691)

Total retail gross margin	230,059	200,114
Corporate apparel clothing product gross margin	16,574	889

Total gross margin	246,633	201,003

Selling, general and administrative expenses	202,996	179,650

Operating income	43,637	21,353

Interest income	44	34
Interest expense	(312)	(259)

Earnings before income taxes	43,369	21,128
Provision for income taxes	16,177	7,566

Net earnings including noncontrolling interest	27,192	13,562
Net loss attributable to noncontrolling interest	233	—

Net earnings attributable to common shareholders	$27,425	$13,562

Net earnings per common share attributable to common shareholders (Note 3):
Basic	$0.52	$0.26

Diluted	$0.52	$0.26

Weighted average common shares outstanding (Note 3):
Basic	51,918	52,417

Diluted	52,197	52,628

Cash dividends declared per common share	$0.12	$0.09

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	For the Quarter Ended
	April 30,	May 1,
	2011	2010
Net earnings including noncontrolling interest	$27,192	$13,562

Currency translation adjustments, net of tax	15,107	4,767

Total comprehensive income including noncontrolling interest	42,299	18,329

Less comprehensive income attributable to noncontrolling interest:

Net loss	(233)	—
Currency translation adjustments, net of tax	680	—

Amounts attributable to noncontrolling interest	447	—

Comprehensive income attributable to common shareholders	$41,852	$18,329

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Quarter Ended
	April 30,	May 1,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings including noncontrolling interest	$27,192	$13,562
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	18,652	18,690
Tuxedo rental product amortization	5,546	6,978
Loss on disposition of assets	88	219
Deferred rent expense	359	830
Share-based compensation	2,970	2,637
Excess tax benefits from share-based plans	(691)	(763)
Deferred tax provision	7,097	6,389
Increase in accounts receivable	(8,900)	(7,813)
Increase in inventories	(27,266)	(1,034)
Increase in tuxedo rental product	(10,204)	(5,240)
(Increase) decrease in other assets	7,983	(478)
Increase in accounts payable, accrued expenses and other current liabilities	58,584	36,592
Decrease in income taxes payable	(1,818)	(20,683)
Decrease in other liabilities	(558)	(612)

Net cash provided by operating activities	79,034	49,274

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(14,284)	(11,099)
Proceeds from sales of property and equipment	22	—

Net cash used in investing activities	(14,262)	(11,099)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,539	783
Cash dividends paid	(6,409)	(4,756)
Tax payments related to vested deferred stock units	(2,955)	(2,656)
Excess tax benefits from share-based plans	691	763
Purchase of treasury stock	(48,999)	(144)

Net cash used in financing activities	(56,133)	(6,010)

Effect of exchange rate changes	647	1,379

INCREASE IN CASH AND CASH EQUIVALENTS	9,286	33,544
Balance at beginning of period	136,371	186,018

Balance at end of period	$145,657	$219,562

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Significant Accounting Policies
     Basis of Presentation — The condensed consolidated financial statements herein include the accounts of The Men’s Wearhouse, Inc. and its subsidiaries (the “Company”) and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). As applicable under such regulations, certain information and footnote disclosures have been condensed or omitted. We believe that the presentation and disclosures herein are adequate to make the information not misleading, and the condensed consolidated financial statements reflect all elimination entries and normal recurring adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows at the dates and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended January 29, 2011.
     The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual amounts could differ from those estimates.
     On August 6, 2010, we acquired Dimensions Clothing Limited (“Dimensions”) and certain assets of Alexandra plc (“Alexandra”), two leading providers of corporate clothing uniforms and workwear in the United Kingdom (refer to Note 2 for further details regarding the acquisitions). As a result of these acquisitions, in the third quarter of fiscal 2010, the Company revised its segment reporting to reflect two reportable segments, retail and corporate apparel, based on the way we manage, evaluate and internally report our business activities. Prior to these acquisitions our corporate apparel business did not have a significant effect on the revenues or expenses of the Company and we reported our business as one operating segment. Prior period amounts reported as one operating segment have been revised to conform with our new segment reporting structure. Refer to Note 13 for further segment information.
     Recent Accounting Pronouncements — In January 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that expands the required disclosures about fair value measurements. This guidance provides for new disclosures requiring the Company to (a) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (b) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements. This guidance also provides clarification of existing disclosures requiring the Company to (i) determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type and (ii) for each class of assets and liabilities, disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements. We adopted this guidance effective January 31, 2010, except for the presentation of purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010. The adoption of the first phase of this guidance did not have a material impact on our financial position, results of operations or cash flows. The adoption of the second phase of this guidance, effective January 30, 2011, did not have a material impact on our financial position, results of operations or cash flows.
     In December 2010, the FASB updated the disclosures of supplementary pro forma information for business combinations. This update specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This amendment also expands the supplemental pro forma disclosures related to business combinations to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This update is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this update will apply to future business combinations and is not expected to have a material impact on our financial position, results of operations or cash flows.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     In December 2010, the FASB issued guidance to clarify when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This update modifies step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts, requiring the entity to assess whether it is more likely than not that the reporting units’ goodwill is impaired in order to determine if the entity should perform step 2 of the goodwill impairment test for those reporting unit(s). This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of this update did not have a material impact on our financial position, results of operations or cash flows.
     In May 2011, the FASB updated the guidance regarding certain accounting and disclosure requirements related to fair value measurements. The updated guidance amends U.S. Generally Accepted Accounting Principles (“GAAP”) to create more commonality with International Financial Reporting Standards (“IFRS”) by changing some of the wording used to describe requirements for measuring fair value and for disclosing information about fair value measurements. This update is effective for the fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is not permitted. We do not expect the adoption of this update to have a material impact on our financial position, results of operations or cash flows.
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
     In connection with the Alexandra acquisition, we recognized a gain on a bargain purchase of approximately $0.5 million in fiscal 2010. The transaction resulted in a bargain purchase because the previous UK business of Alexandra plc was in administration (similar to bankruptcy) and was being sold through a bidding process.
     The $13.0 million noncontrolling interest fair value as of the August 6, 2010 acquisition date was determined based upon the $79.8 million fair value of consideration transferred to acquire our 86% interest in the UK businesses.
     Total integration costs incurred for the acquisitions of Dimensions and Alexandra were $0.7 million for the quarter ended April 30, 2011 and are included in selling, general and administrative expenses (“SG&A”) in the condensed consolidated statement of earnings.
     The acquired businesses contributed net sales of $54.0 million, gross margin of $14.9 million and net earnings, including the pretax $0.7 million in integration costs, of $0.1 million to the Company’s condensed consolidated statement of earnings for the quarter ended April 30, 2011.
     The following table presents unaudited pro forma consolidated financial information as if the closing of our acquisition of Dimensions had occurred on February 1, 2009, after giving effect to certain purchase accounting adjustments. The acquisition of Alexandra was not material to the Company’s financial position or results of operations, therefore pro forma operating results for Alexandra have not been included below.

For the Quarter
Ended
(in thousands, except per share data)	May 1, 2010
Total net sales	$502,969

Net earnings attributable to common shareholders	$13,861

Net earnings per common share attributable to common shareholders:

Basic	$0.26

Diluted	$0.26

     This pro forma information is not necessarily indicative of the results of operations that actually would have resulted had the Dimensions acquisition occurred on the dates indicated above or that may result in the future and does not reflect potential synergies, integration costs or other such costs and savings.
     Subsequent to completion of the acquisitions, Alexandra operations were extended to The Netherlands and France through newly formed subsidiaries. These subsidiaries did not have a material impact on our financial position, results of operations or cash flows as of and for the quarter ended April 30, 2011.

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

	For the Quarter Ended
	April 30,	May 1,
	2011	2010
Numerator
Total net earnings attributable to common shareholders	$27,425	$13,562
Net earnings allocated to participating securities (restricted stock and deferred stock units)	(294)	(121)

Net earnings attributable to common shareholders	$27,131	$13,441

Denominator
Basic weighted average common shares outstanding	51,918	52,417
Effect of dilutive securities:
Stock options and equity-based compensation	279	211

Diluted weighted average common shares outstanding	52,197	52,628

Net earnings per common share attributable to common shareholders:
Basic	$0.52	$0.26

Diluted	$0.52	$0.26

     For the quarters ended April 30, 2011 and May 1, 2010, 0.5 million and 0.8 million anti-dilutive stock options were excluded from the calculation of diluted earnings per common share, respectively.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4. Debt
     On January 26, 2011, we entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) with a group of banks to amend and restate our then existing credit facility, which provided the Company with a revolving credit facility, scheduled to mature on February 11, 2012, as well as a term loan to our Canadian subsidiaries, which was scheduled to mature on February 10, 2011. The term loan outstanding balance of US$46.7 million was paid in full during the fourth quarter of fiscal 2010.
     The Credit Agreement provides for a total senior revolving credit facility of $200.0 million, with increases to $300.0 million upon additional lender commitments, that matures on January 26, 2016. The Credit Agreement is secured by the stock of certain of our subsidiaries. The Credit Agreement has several borrowing and interest rate options including the following indices: (i) adjusted LIBO rate, (ii) adjusted EURIBO rate, (iii) CDO rate, (iv) Canadian prime rate or (v) an alternate base rate (equal to the greater of the prime rate, the federal funds rate plus 0.5% or the adjusted LIBO rate for a one month period plus 1.0%). Advances under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin up to 2.75%. The Credit Agreement also provides for fees applicable to amounts available to be drawn under outstanding letters of credit which range from 2.00% to 2.75%, and a fee on unused commitments which ranges from 0.35% to 0.50%. As of April 30, 2011, there were no borrowings outstanding under the Credit Agreement.
     The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain certain financial ratios. The restrictive provisions in the Credit Agreement reflect an overall covenant structure that is generally representative of a commercial loan made to an investment-grade company. Our debt, however, is not rated and we have not sought, and are not seeking, a rating of our debt. We were in compliance with the covenants in the Credit Agreement as of April 30, 2011.
     We utilize letters of credit primarily to secure inventory purchases and as collateral for workers compensation claims. At April 30, 2011, letters of credit totaling approximately $21.4 million were issued and outstanding. Borrowings available under our Credit Agreement at April 30, 2011 were $178.6 million.
5. Supplemental Cash Flows
     Supplemental disclosure of cash flow information is as follows (in thousands):

	For the Quarter Ended
	April 30,	May 1,
	2011	2010
Cash paid during the quarter for:
Interest	$177	$212

Income taxes, net	$2,405	$24,795

Schedule of noncash investing and financing activities:
Tax benefit related to share-based plans	$633	$526

Cash dividends declared	$6,219	$4,757

     We had unpaid capital expenditure purchases accrued in accounts payable, accrued expenses and other current liabilities of approximately $4.9 million and $3.7 million at April 30, 2011 and May 1, 2010, respectively. Capital expenditure purchases are recorded as cash outflows from investing activities in the condensed consolidated statement of cash flows in the period they are paid.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. Other Assets, Accrued Expenses and Other Current Liabilities and Deferred Taxes and Other Liabilities
     Other current assets consist of the following (in thousands):

	April 30,	May 1,	January 29,
	2011	2010	2011
Prepaid expenses	$31,766	$29,787	$31,009
Current deferred tax asset	27,329	30,484	32,151
Tax receivable	4,309	4,123	12,927
Other	4,507	3,116	4,444

Total other current assets	$67,911	$67,510	$80,531

Accrued expenses and other current liabilities consist of the following (in thousands):

Accrued salary, bonus, sabbatical and vacation	$37,514	$31,497	$50,831
Sales, payroll and property taxes payable	27,998	20,229	17,005
Accrued workers compensation and medical costs	17,493	16,544	17,318
Customer deposits, prepayments and refunds payable	48,949	37,288	12,770
Unredeemed gift certificates	12,890	13,393	14,385
Loyalty program reward certificates	6,964	6,354	7,636
Cash dividends declared	6,219	4,757	6,396
Other	12,820	6,121	13,299

Total accrued expenses and other current liabilities	$170,847	$136,183	$139,640

Deferred taxes and other liabilities consist of the following (in thousands):

Deferred rent and landlord incentives	$48,765	$45,282	$47,910
Non-current deferred and other income tax liabilities	16,114	11,380	15,079
Other	5,857	6,079	6,820

Total deferred taxes and other liabilities	$70,736	$62,741	$69,809

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7. Shareholders’ Equity and Noncontrolling Interest
     A reconciliation of the total carrying amount of the Company’s equity accounts for the quarter ended April 30, 2011 is as follows (in thousands):

						Total
				Accumulated		Equity
		Capital in		Other		Attributable to
	Common	Excess of	Retained	Comprehensive	Treasury	Common	Noncontrolling	Total
	Stock	Par Value	Earnings	Income	Stock	Shareholders	Interest	Equity
Balances — January 29, 2011	$710	$341,663	$1,002,975	$38,366	$(412,761)	$970,953	$12,900	$983,853
Net earnings (loss)	—	—	27,425	—	—	27,425	(233)	27,192
Other comprehensive income (a)	—	—	—	14,427	—	14,427	680	15,107
Cash dividends	—	—	(6,232)	—	—	(6,232)	—	(6,232)
Share-based compensation	—	2,970	—	—	—	2,970	—	2,970
Common stock issued to stock discount plan	—	520	—	—	—	520	—	520
Common stock issued upon exercise of stock options	1	1,018	—	—	—	1,019	—	1,019
Common stock issued pursuant to restricted stock and deferred stock unit awards	3	(3)	—	—	—	—	—	—
Tax payments related to vested deferred stock units	—	(2,955)	—	—	—	(2,955)	—	(2,955)
Tax benefit related to share-based plans	—	633	—	—	—	633	—	633
Treasury stock purchased	—	—	—	—	(48,999)	(48,999)	—	(48,999)

Balances — April 30, 2011	$714	$343,846	$1,024,168	$52,793	$(461,760)	$959,761	$13,347	$973,108

(a)	Refer to condensed consolidated statements of comprehensive income included within this Form 10-Q.
     A reconciliation of the total carrying amount of the Company’s equity accounts for the quarter ended May 1, 2010 is as follows (in thousands):

						Total
				Accumulated		Equity
		Capital in		Other		Attributable to
	Common	Excess of	Retained	Comprehensive	Treasury	Common	Noncontrolling	Total
	Stock	Par Value	Earnings	Income	Stock	Shareholders	Interest	Equity
Balances — January 30, 2010	$705	$327,742	$956,032	$32,537	$(412,626)	$904,390	$—	$904,390
Net earnings	—	—	13,562	—	—	13,562	—	13,562
Other comprehensive income (a)	—	—	—	4,767	—	4,767	—	4,767
Cash dividends	—	—	(4,760)	—	—	(4,760)	—	(4,760)
Share-based compensation	—	2,637	—	—	—	2,637	—	2,637
Common stock issued to stock discount plan	—	496	—	—	—	496	—	496
Common stock issued upon exercise of stock options	—	287	—	—	—	287	—	287
Common stock issued pursuant to restricted stock and deferred stock unit awards	2	(2)	—	—	—	—	—	—
Tax payments related to vested deferred stock units	—	(2,656)	—	—	—	(2,656)	—	(2,656)
Tax benefit related to share-based plans	—	526	—	—	—	526	—	526
Treasury stock purchased	—	—	—	—	(144)	(144)	—	(144)

Balances — May 1, 2010	$707	$329,030	$964,834	$37,304	$(412,770)	$919,105	$—	$919,105

(a)	Refer to condensed consolidated statements of comprehensive income included within this Form 10-Q.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8. Treasury Stock
     As of April 30, 2011, we had 19,947,822 shares held in treasury stock. The change in our treasury shares for the year ended January 29, 2011 and for the quarter ended April 30, 2011 is provided below:

Treasury Shares
Balance, January 30, 2010	18,111,602
Treasury stock issued to profit sharing plan	(386)
Purchases of treasury stock	7,134

Balance, January 29, 2011	18,118,350
Purchases of treasury stock	1,829,472

Balance, April 30, 2011	19,947,822

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
     No shares were repurchased under the August 2007 authorization during the first quarter of fiscal 2010. During the first quarter of fiscal 2011, 1,822,340 shares at a cost of $48.8 million were repurchased at an average price per share of $26.78 under the January 2011 authorization. At April 30, 2011, the remaining balance available under the January 2011 authorization was $101.2 million.
     During the quarter ended April 30, 2011, 7,132 shares at a cost of $0.2 million were repurchased at an average price per share of $27.77 in a private transaction to satisfy tax withholding obligations arising upon the vesting of certain restricted stock. During the quarter ended May 1, 2010, 7,134 shares at a cost of $0.1 million were repurchased at an average price per share of $20.24 in a private transaction to satisfy tax withholding obligations arising upon the vesting of certain restricted stock.
     The following table summarizes our treasury stock repurchases (in thousands, except share data and average price per share):

	For the Quarter Ended
	April 30,	May 1,
	2011	2010
Shares repurchased	1,829,472	7,134
Total costs	$48,999	$144
Average price per share	$26.78	$20.24

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. Share-Based Compensation Plans
     We maintain several equity plans under which we may grant stock options, stock appreciation rights, restricted stock, deferred stock units and performance based awards to full-time key employees and non-employee directors. We account for share-based awards in accordance with the FASB standard regarding share-based payments, which requires the compensation cost resulting from all share-based payment transactions be recognized in the financial statements. The amount of compensation cost is measured based on the grant-date fair value of the instrument issued and is recognized over the vesting period. Share-based compensation expense recognized for the quarters ended April 30, 2011 and May 1, 2010 was $3.0 million and $2.6 million, respectively.
     Stock Options
     The following table summarizes stock option activity for the quarter ended April 30, 2011:

		Weighted-
		Average
		Exercise
	Shares	Price
Outstanding at January 29, 2011	1,563,473	$20.64
Granted	131,173	27.94
Exercised	(71,960)	14.16
Forfeited	(3,000)	22.72
Expired	(3,216)	13.74

Outstanding at April 30, 2011	1,616,470	$21.53

Exercisable at April 30, 2011	855,369	$19.66

     The weighted-average grant date fair value of the 131,173 stock options granted during the quarter ended April 30, 2011 was $11.66 per share. The following table summarizes the weighted average assumptions used to fair value stock options at the date of grant using the Black-Scholes option pricing model for the quarter ended April 30, 2011.

For the
Quarter
Ended
April 30,
2011
Risk-free interest rate	2.28%
Expected lives	5.0 years
Dividend yield	1.79%
Expected volatility	53.44%
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
     As of April 30, 2011, we have unrecognized compensation expense related to nonvested stock options of approximately $6.2 million which is expected to be recognized over a weighted average period of 2.6 years.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Restricted Stock and Deferred Stock Units
     The following table summarizes restricted stock and deferred stock unit activity for the quarter ended April 30, 2011:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 29, 2011	468,270	$24.47
Granted	474,071	27.90
Vested (1)	(364,218)	24.48
Forfeited	(3,175)	24.18

Nonvested at April 30, 2011	574,948	$27.30

(1)	Includes 108,457 shares relinquished for tax payments related to vested deferred stock units for the quarter ended April 30, 2011.
     During the quarter ended April 30, 2011, 103,072 restricted stock shares and 370,999 deferred stock units were granted and 25,708 restricted stock shares and 338,510 deferred stock units vested. No shares of restricted stock were forfeited during the quarter ended April 30, 2011. Total nonvested shares of 574,948 at April 30, 2011 include 126,549 nonvested restricted stock shares.
     As of April 30, 2011, we have unrecognized compensation expense related to nonvested restricted stock shares and deferred stock units of approximately $14.2 million which is expected to be recognized over a weighted average period of 1.6 years.
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
     During the quarter ended April 30, 2011, employees purchased 24,359 shares under the ESDP, which had a weighted-average share price of $21.34 per share. As of April 30, 2011, 1,032,707 shares were reserved for future issuance under the ESDP.
10. Goodwill and Other Intangible Assets
     Goodwill
     Goodwill allocated to the Company’s reportable segments and changes in the net carrying amount of goodwill for the quarter ended April 30, 2011 are as follows (in thousands):

		Corporate
	Retail	Apparel	Total
Balance at January 29, 2011	$59,889	$28,105	$87,994
Translation adjustment	1,602	1,425	3,027

Balance at April 30, 2011	$61,491	$29,530	$91,021

     Goodwill is evaluated for impairment annually as of our fiscal year end. A more frequent evaluation is performed if events or circumstances indicate that impairment could have occurred. Such events or circumstances could include, but are not limited to, new significant negative industry or economic trends, unanticipated changes in the competitive environment, decisions to significantly modify or dispose of operations and a significant sustained decline in the market price of our stock. No additional impairment evaluation was considered necessary during the first quarter of fiscal 2011.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Intangible Assets
     The gross carrying amount and accumulated amortization of our identifiable intangible assets are as follows (in thousands):

	April 30,	May 1,	January 29,
	2011	2010	2011
Amortizable intangible assets:
Carrying amount:
Trademarks, tradenames, and other intangibles	$12,693	$14,511	$16,114
Customer relationships	32,632	—	32,632

Total carrying amount	45,325	14,511	48,746

Accumulated amortization:
Trademarks, tradenames, and other intangibles	(7,866)	(11,286)	(11,121)
Customer relationships	(1,989)	—	(1,294)

Total accumulated amortization	(9,855)	(11,286)	(12,415)

Translation adjustment	1,537	—	(252)

Total amortizable intangible assets, net	37,007	3,225	36,079

Infinite-lived intangible assets:
Trademarks	1,336	—	1,269

Total intangible assets, net	$38,343	$3,225	$37,348

     The increases in amortizable and infinite-lived assets at April 30, 2011 as compared to May 1, 2010 relate to intangible assets acquired in our acquisitions of Dimensions and Alexandra on August 6, 2010 as discussed in Note 2. The change in infinite-lived intangible assets at April 30, 2011 from January 29, 2011 is due to the current period translation adjustment of $67 thousand.
     The pretax amortization expense associated with intangible assets subject to amortization totaled approximately $0.9 million and $0.3 million for the quarter ended April 30, 2011 and May 1, 2010, respectively, and approximately $2.4 million for the year ended January 29, 2011. Pretax amortization associated with intangible assets subject to amortization at April 30, 2011 is estimated to be $2.5 million for the remainder of fiscal year 2011, $3.4 million for fiscal year 2012, $3.3 million for fiscal year 2013, $3.3 million for fiscal year 2014 and $3.2 million for fiscal year 2015.
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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Effective January 31, 2010, we adopted enhanced disclosure requirements for fair value measurements. We adopted the second phase of the enhanced disclosure requirements for fair value measurements, effective January 30, 2011. Refer to Note 1. There were no transfers into or out of Level 1 and Level 2 during the quarter ended April 30, 2011 or during the year ended January 29, 2011.
     Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

Fair Value Measurements at Reporting Date Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Instruments	Inputs	Inputs
(in thousands)	April 30, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative financial instruments	$207	$—	$207	$—

Liabilities:
Derivative financial instruments	$1,371	$—	$1,371	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	January 29,	Instruments	Inputs	Inputs
(in thousands)	2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative financial instruments	$361	$—	$361	$—

Liabilities:
Derivative financial instruments	$35	$—	$35	$—

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
     At May 1, 2010, we had no financial assets or liabilities measured at fair value on a recurring basis.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Assets and Liabilities that are Measured at Fair Value on a Non-Recurring Basis
     Long-lived assets, such as property and equipment and identifiable intangibles with finite useful lives, are periodically evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the asset carrying amount exceeds its fair value, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset. The fair values of long-lived assets held-for-use are based on our own judgments about the assumptions that market participants would use in pricing the asset and on observable market data, when available. We classify these measurements as Level 3 within the fair value hierarchy. No impairment charges were recorded for the carrying value of long-lived assets during the first quarter of 2011 or 2010.
     Fair Value of Financial Instruments
     Our financial instruments, other than those presented in the disclosures above, consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities and current maturities of long-term debt. Management estimates that, as of April 30, 2011, May 1, 2010 and January 29, 2011, the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximate their fair value due to the highly liquid or short-term nature of these instruments. The fair value of current maturities of long-term debt at May 1, 2010 approximate their carrying amounts based upon terms available to us for borrowings with similar arrangements and remaining maturities.
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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The tables below disclose the fair value of the derivative financial instruments included in the condensed consolidated balance sheets as of April 30, 2011 and January 29, 2011. We held no derivative financial instruments as of May 1, 2010.

	April 30, 2011
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
(in thousands)	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$207	Accrued expenses and other current liabilities	$1,371

Total derivative instruments		$207		$1,371

	January 29, 2011
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
(in thousands)	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$361	Accrued expenses and other current liabilities	$35

Total derivative instruments		$361		$35

     At April 30, 2011, we had six contracts to purchase euros for an aggregate notional amount of US$3.0 million maturing in various increments at various dates through October 2011, two contracts to purchase United States dollars (“USD”) for an aggregate notional amount of Canadian dollars (“CAD”) $0.2 million maturing in various increments at various dates through May 2011 and 60 contracts to purchase USD for an aggregate notional amount of pounds Sterling (“GBP”) £21.7 million maturing in various increments at various dates through November 2011. For the quarter ended April 30, 2011, we recognized a net pre-tax loss of $0.8 million in cost of sales in the condensed consolidated statement of earnings for our derivative financial instruments not designated as cash flow hedges.
     At January 29, 2011, we had six contracts to purchase euros for an aggregate notional amount of US$3.8 million maturing in various increments at various dates through October 2011, 10 contracts to purchase USD for an aggregate notional amount of CAD $5.8 million maturing in various increments at various dates through May 2011 and 70 contracts to purchase USD for an aggregate notional amount of GBP £27.6 million maturing in various increments at various dates through September 2011.
     We had no derivative financial instruments with credit-risk-related contingent features underlying the agreements as of April 30, 2011 or January 29, 2011.
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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The retail segment includes the results from our four retail merchandising brands: Men’s Wearhouse, Men’s Wearhouse and Tux, K&G and Moores. These four brands are operating segments that have been aggregated into the retail reportable segment based on their similar economic characteristics, products, production processes, target customers and distribution methods. MW Cleaners is also aggregated in the retail segment as these operations have not had a significant effect on the revenues or expenses of the Company. Specialty apparel merchandise offered by our four retail merchandising concepts include suits, suit separates, sport coats, pants, shoes, shirts, sportswear, outerwear and accessories for men. Ladies’ career apparel, sportswear and accessories, including shoes, are offered at most of our K&G stores and tuxedo rentals are offered at our Men’s Wearhouse, Men’s Wearhouse and Tux and Moores retail stores.
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
     Net sales by brand and reportable segment are as follows (in thousands):

	For the Quarter Ended
	April 30, 2011	May 1, 2010
Net sales:

MW (1)	$354,671	$318,340
K&G	106,749	98,260
Moores	53,180	47,396
MW Cleaners	6,111	5,789

Total retail segment	520,711	469,785

Twin Hill	5,715	3,681
Dimensions and Alexandra (UK)	53,958	—

Total corporate apparel segment	59,673	3,681

Total net sales	$580,384	$473,466

(1)	MW includes Men’s Wearhouse and Men’s Wearhouse and Tux stores.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table sets forth supplemental products and services sales information for the Company (in thousands):

	For the Quarter Ended
	April 30, 2011	May 1, 2010
Net sales:

Men’s tailored clothing product	$229,203	$197,094
Men’s non-tailored clothing product	158,283	145,701
Ladies clothing product	22,775	21,895

Total retail clothing product	410,261	364,690

Tuxedo rental services	73,141	72,154

Alteration services	31,198	27,152
Retail dry cleaning services	6,111	5,789

Total alteration and other services	37,309	32,941

Corporate apparel clothing product	59,673	3,681

Total net sales	$580,384	$473,466

     Operating income (loss) by reportable segment and the reconciliation to earnings before income taxes is as follows (in thousands):

	For the Quarter Ended
	April 30, 2011	May 1, 2010
Operating income (loss):

Retail	$44,897	$22,737
Corporate apparel	(1,260)	(1,384)

Operating income	43,637	21,353
Interest income	44	34
Interest expense	(312)	(259)

Earnings before income taxes	$43,369	$21,128

     Total assets by reportable segment are as follows (in thousands):

	April 30,	May 1,	January 29,
	2011	2010	2011
Segment assets:

Retail	$1,117,733	$1,228,012	$1,081,169
Corporate apparel	250,699	38,343	239,149

Total assets	$1,368,432	$1,266,355	$1,320,318

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
14. Legal Matters
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
     We are involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of our business. Management does not believe that any of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     For supplemental information, it is suggested that “Management’s Discussion and Analysis of Financial Condition and Results of Operations” be read in conjunction with the corresponding section included in our Annual Report on Form 10-K for the year ended January 29, 2011. References herein to years are to our 52-week or 53-week fiscal year which ends on the Saturday nearest January 31 in the following calendar year. For example, references to “2011” mean the 52-week fiscal year ending January 28, 2012.
     The Men’s Wearhouse, Inc. is a specialty apparel retailer offering suits, suit separates, sport coats, pants, shoes, shirts, sportswear, outerwear and accessories for men and tuxedo rentals. We offer our products and services through multiple channels including The Men’s Wearhouse, Men’s Wearhouse and Tux, K&G, Moores Clothing for Men and on the internet at www.menswearhouse.com and www.kgstores.com. Our stores are located throughout the United States and Canada and carry a wide selection of brand name and private label merchandise. In addition, we offer our customers a variety of services, including alterations and our loyalty program, and most of our K&G stores offer ladies’ career apparel, sportswear and accessories, including shoes.
     We also conduct corporate apparel and uniform operations through Twin Hill in the United States and, in the Houston, Texas area, conduct retail dry cleaning and laundry operations through MW Cleaners.
     On August 6, 2010, we acquired Dimensions Clothing Limited (“Dimensions”) and certain assets of Alexandra plc (“Alexandra”), two leading providers of corporate clothing uniforms and workwear in the United Kingdom, to expand our corporate apparel operations. These operations offer their products through multiple channels including managed corporate accounts, catalogs and on the internet at www.dimensions.co.uk and www.alexandra.co.uk. The results of operations for Dimensions and Alexandra have been included in the condensed consolidated financial statements since that date. The combined businesses are organized under a UK-based holding company, of which we control 86% and certain previous shareholders of Dimensions control 14%. We have the right to acquire the remaining outstanding shares of the UK-based holding company in the future on the terms set forth in the Investment, Shareholders’ and Stock Purchase Agreement. The acquisition-date cash consideration transferred for the Dimensions and Alexandra acquisitions was $79.8 million and $18.0 million, respectively, totaling $97.8 million (£61 million), and was funded through the Company’s cash on hand. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for further details regarding the acquisitions.
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
     The corporate apparel segment includes the results from our corporate apparel and uniform operations conducted by Twin Hill in the United States and, beginning in the third quarter of fiscal 2010, by Dimensions and Alexandra in the United Kingdom. Refer to Note 13 of Notes to Condensed Consolidated Financial Statements for additional information and disclosures regarding our reportable segments and the discussion included in “Results of Operations” below.

Overview
     The following table presents information with respect to retail apparel stores in operation during each of the respective fiscal periods:

	For the Quarter		For the Year
	Ended		Ended
	April 30,	May 1,	January 29,
	2011	2010	2011
Stores open at beginning of period:	1,192	1,259	1,259
Opened	3	1	10
Closed	(8)	(8)	(77)

Stores open at end of period	1,187	1,252	1,192

Stores open at end of period:
Men’s Wearhouse	587	582	585
Men’s Wearhouse & Tux	382	447	388
K&G	101	106	102
Moores	117	117	117

	1,187	1,252	1,192

     We had revenues of $580.4 million and net earnings attributable to common shareholders of $27.4 million for the quarter ended April 30, 2011, compared to revenues of $473.5 million and net earnings attributable to common shareholders of $13.6 million for the quarter ended May 1, 2010. We increased our revenues by $106.9 million or 22.6% and our gross margin by $45.6 million or 22.7% for the first quarter of 2011. The acquisitions of Dimensions and Alexandra on August 6, 2010 contributed $54.0 million of the increased revenues and $14.9 million of the increased gross margin. We closed eight stores (one Men’s Wearhouse store, one K&G store and six Men’s Wearhouse & Tux stores), of which five had reached the end of their lease terms, and opened three Men’s Wearhouse stores during the first quarter of 2011. While we believe conditions have become more stable and overall our businesses experienced improvement in both sales and profitability during the first quarter of 2011, as compared to the prior year period, we expect general economic conditions to remain difficult in 2011; high unemployment levels and the overall economic health could negatively impact consumer confidence and the level of consumer discretionary spending. We plan to continue our efforts to stimulate sales with discounts and other promotional events, to manage our inventory purchases, to maintain our cost control efforts and to manage our capital expenditures.
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

Results of Operations
For the Quarter Ended April 30, 2011 compared to the Quarter Ended May 1, 2010
     The following table sets forth the Company’s results of operations expressed as a percentage of net sales for the periods indicated:

	For the Quarter
	Ended (1)
	April 30,	May 1,
	2011	2010
Net sales:
Retail clothing product	70.7%	77.0%
Tuxedo rental services	12.6	15.2
Alteration and other services	6.4	7.0

Total retail sales	89.7	99.2
Corporate apparel clothing product sales	10.3	0.8

Total net sales	100.0%	100.0%
Cost of sales (2):
Retail clothing product	45.7	45.1
Tuxedo rental services	13.4	15.7
Alteration and other services	70.5	73.1
Occupancy costs	12.9	14.8

Total retail cost of sales	55.8	57.4
Corporate apparel clothing product cost of sales	72.2	75.8

Total cost of sales	57.5	57.5
Gross margin (2):
Retail clothing product	54.3	54.9
Tuxedo rental services	86.6	84.3
Alteration and other services	29.5	26.9
Occupancy costs	(12.9)	(14.8)

Total retail gross margin	44.2	42.6
Corporate apparel clothing product gross margin.	27.8	24.2

Total gross margin	42.5	42.5
Selling, general and administrative expenses	35.0	37.9

Operating income	7.5	4.5
Interest income	0.0	0.0
Interest expense	(0.1)	(0.1)

Earnings before income taxes	7.5	4.5
Provision for income taxes	2.8	1.6

Net earnings including noncontrolling interest	4.7	2.9
Net loss attributable to noncontrolling interest	0.0	0.0

Net earnings attributable to common shareholders	4.7%	2.9%

(1)	Percentage line items may not sum to totals due to the effect of rounding.

(2)	Calculated as a percentage of related sales.

     The Company’s total net sales increased $106.9 million, or 22.6%, to $580.4 million for the quarter ended April 30, 2011 as compared to the same prior year quarter. Total corporate apparel clothing product sales increased $56.0 million due mainly to $54.0 million in sales from the Dimensions and Alexandra operations acquired on August 6, 2010. Total retail sales increased $50.9 million, or 10.8%, to $520.7 million due mainly to a $45.6 million increase in retail clothing product revenues, and is attributable to the following:

(in millions)	Amount Attributed to

$42.3	Increase in comparable sales.
7.9	Increase in e-commerce, alteration and other services sales.
5.6	Increase from net sales of stores opened in 2010, relocated stores and expanded stores not yet included in comparable sales.
0.3	Increase in net sales from three new stores opened in 2011.
(7.6)	Decrease in net sales resulting from closed stores.
2.4	Increase in net sales resulting from change in U.S./Canadian dollar exchange rate.

$50.9	Increase in total retail sales.

     Comparable store sales (which are calculated by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period) increased 10.8% at Men’s Wearhouse/Men’s Wearhouse and Tux, 6.0% at Moores and 9.3% at K&G. These increases were primarily due to increased clothing product sales caused by an increase in the average transaction value and increased units per transaction at each of our retail brands, and at K&G and Moores, an increase in store traffic levels. Tuxedo rental service revenues as a percentage of total retail sales decreased from 15.2% in the first quarter of 2010 to 12.6% in the first quarter of 2011. In absolute dollars, tuxedo rental service revenues increased $1.0 million or 1.4% due mainly to higher average rental rates in the U.S., which offset a decrease in paid units rented associated with the late April occurrence of Easter in 2011. Exchange rate changes from a stronger Canadian dollar also caused total retail sales for fiscal 2011 to be $2.4 million more than the comparable prior year sales.
     The Company’s gross margin was as follows:

	For the Quarter Ended
	April 30,	May 1,
	2011	2010

Gross margin (in thousands)	$246,633	$201,003

Gross margin as a percentage of related sales:
Retail gross margin:
Clothing product	54.3%	54.9%
Tuxedo rental services	86.6%	84.3%
Alteration and other services	29.5%	26.9%
Occupancy costs .	(12.9)%	(14.8)%

Total retail gross margin	44.2%	42.6%

Corporate apparel clothing product gross margin	27.8%	24.2%

Total gross margin	42.5%	42.5%

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
     Total gross margin increased $45.6 million or 22.7% from the same prior year quarter to $246.6 million in the first quarter of 2011. As a percentage of total net sales, total gross margin remained flat at 42.5% in the first quarter of 2011 and 2010. In the retail segment, total gross margin as a percentage of related sales increased from 42.6% in the first quarter of 2010 to 44.2% in the first quarter of 2011 primarily due to improved tuxedo rental margins, improved alteration and other services margins and a decrease in occupancy cost, offset slightly by a decrease in retail merchandise margin. On an absolute dollar basis total retail segment gross margin increased $29.9 million or 15.0% from the same prior year quarter to $230.1 million in the first quarter of 2011. Retail clothing product gross margin decreased from 54.9% in the first quarter of 2010 to 54.3% in the first quarter of 2011 due primarily to more aggressive promotional offerings in the first quarter of fiscal 2011 compared to 2010. The tuxedo rental services gross margin increased from 84.3% in the first quarter of 2010 to 86.6% in the first quarter of 2011 primarily due to a decrease in per unit rental costs in 2011. The gross margin for alteration and other services increased from 26.9% in the first quarter of 2010 to 29.5% in the first quarter of 2011 mainly as a result of increased alteration sales associated with increased clothing product sales in 2011 and cost leverage from increased sales. Occupancy costs, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, decreased from 14.8% in the first quarter of 2010 to 12.9% in the first quarter of 2011 primarily due to fewer open stores in 2011, reduced depreciation following impairment charges taken in 2010 and cost leverage from increased sales.
     In the corporate apparel segment, total gross margin as a percentage of related sales increased from 24.2% in the first quarter of 2010 to 27.8% in the first quarter of 2011 due to our acquisitions of Dimensions and Alexandra on August 6, 2010.
     Selling, general and administrative expenses (“SG&A”) increased to $203.0 million in the first quarter of 2011 from $179.7 million in the first quarter of 2010, an increase of $23.3 million or 13.0%. As a percentage of total net sales, these expenses decreased from 37.9% in the first quarter of 2010 to 35.0% in the first quarter of 2011. The components of this 2.9% net decrease in SG&A expenses as a percentage of total net sales and the related absolute dollar changes were as follows:

%	Attributed to

(1.4)
Decrease in advertising expense as a percentage of sales from 4.4% in the first quarter of 2010 to 3.0% in the first quarter of 2011. On an absolute dollar basis, advertising expense decreased $3.3 million.

(2.0)
Decrease in store salaries as a percentage of sales from 14.7% in the first quarter of 2010 to 12.7% in the first quarter of 2011. Store salaries on an absolute dollar basis increased $3.8 million primarily due to increased commissions associated with increased sales.

0.5
Increase in other SG&A expenses as a percentage of sales from 18.8% in the first quarter of 2010 to 19.3% in the first quarter of 2011. On an absolute dollar basis, other SG&A expenses increased $22.8 million primarily due to our acquisitions of Dimensions and Alexandra on August 6, 2010, increased payroll related costs and increased expenses associated with increased sales.

(2.9)%	Total

     In the retail segment, SG&A expenses as a percentage of related net sales decreased from 37.8% in the first quarter of 2010 to 35.6% in the first quarter of 2011. On an absolute dollar basis, retail segment SG&A expenses increased $7.8 million primarily due to increased stores salaries, increased payroll related costs and increased expenses associated with increased sales, offset by a decrease in advertising expense.
     In the corporate apparel segment, SG&A expenses as a percentage of related net sales decreased from 61.7% in the first quarter of 2010 to 29.9% in the first quarter of 2011 due primarily to our acquisitions of Dimensions and Alexandra on August 6, 2010. On an absolute dollar basis, corporate apparel segment SG&A expenses increased $15.6 million primarily due to expenses of $15.1 million associated with our 2010 UK-based acquisitions.
     The corporate apparel segment incurred an operating loss of $1.3 million for the first quarter of 2011 due mainly to $0.7 million in integration costs incurred during the quarter and $0.7 million of operating losses in the U.S.
     Our effective income tax rate was 37.3% for the first quarter of 2011 and 35.8% for the first quarter of 2010. The effective tax rate for the first quarter of 2011 was higher than the statutory U.S. federal rate of 35% due mainly to state income taxes, offset partially by lower foreign statutory tax rates imposed on the company’s foreign operations. The effective tax rate for the first quarter of 2010 was higher than the statutory U.S. federal rate due mainly to state income taxes that were mostly offset by benefits resulting from the conclusion of certain income tax audits.
     Net loss attributable to noncontrolling interest was $0.2 million for the first quarter of 2011 due to our acquisitions of Dimensions and Alexandra on August 6, 2010. The Company controls 86% of the UK-based operations.

     These factors resulted in net earnings attributable to common shareholders of $27.4 million or 4.7% of net sales for the first quarter of 2011, compared with net earnings of $13.6 million or 2.9% of net sales for the first quarter of 2010.
Liquidity and Capital Resources
     At April 30, 2011, January 29, 2011 and May 1, 2010, cash and cash equivalents totaled $145.7 million, $136.4 million and $219.6 million, respectively. We had working capital of $482.1 million, $497.4 million and $465.9 million at April 30, 2011, January 29, 2011 and May 1, 2010, respectively. Our primary sources of working capital are cash flows from operations and borrowings under our Credit Agreement. The $15.3 million decrease in working capital at April 30, 2011 compared to January 29, 2011 was due mainly to purchases of treasury stock made during the first quarter of 2011.
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
Credit Facilities
     On January 26, 2011, we entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) with a group of banks to amend and restate our then existing credit facility, which provided the Company with a revolving credit facility, scheduled to mature on February 11, 2012, as well as a term loan to our Canadian subsidiaries, which was scheduled to mature on February 10, 2011. The term loan outstanding balance of US$46.7 million was paid in full during the fourth quarter of fiscal 2010.
     The Credit Agreement provides for a total senior revolving credit facility of $200.0 million, with increases to $300.0 million upon additional lender commitments, that matures on January 26, 2016. The Credit Agreement is secured by the stock of certain of our subsidiaries. The Credit Agreement has several borrowing and interest rate options including the following indices: (i) adjusted LIBO rate, (ii) adjusted EURIBO rate, (iii) CDO rate, (iv) Canadian prime rate or (v) an alternate base rate (equal to the greater of the prime rate, the federal funds rate plus 0.5% or the adjusted LIBO rate for a one month period plus 1.0%). Advances under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin up to 2.75%. The Credit Agreement also provides for fees applicable to amounts available to be drawn under outstanding letters of credit which range from 2.00% to 2.75%, and a fee on unused commitments which ranges from 0.35% to 0.50%. As of April 30, 2011, there were no borrowings outstanding under the Credit Agreement.
     The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain certain financial ratios. The restrictive provisions in the Credit Agreement reflect an overall covenant structure that is generally representative of a commercial loan made to an investment-grade company. Our debt, however, is not rated and we have not sought, and are not seeking, a rating of our debt. We were in compliance with the covenants in the Credit Agreement as of April 30, 2011.
     We utilize letters of credit primarily to secure inventory purchases and as collateral for workers compensation claims. At April 30, 2011, letters of credit totaling approximately $21.4 million were issued and outstanding. Borrowings available under our Credit Agreement at April 30, 2011 were $178.6 million.

Cash flow activities
     Operating activities — Our primary source of operating cash flow is from sales to our customers. Our primary uses of cash include clothing product inventory and tuxedo rental product purchases, personnel related expenses, occupancy costs, advertising costs and income tax payments. Our operating activities provided net cash of $79.0 million in the first quarter of 2011, due mainly to net earnings, adjusted for non-cash charges, a decrease in other assets and an increase in accounts payable, accrued expenses and other current liabilities, offset by increases in accounts receivable, inventories and tuxedo rental product. During the first quarter of 2010, our operating activities provided net cash of $49.3 million, due mainly to net earnings, adjusted for non-cash charges, and an increase in accounts payable, accrued expenses and other current liabilities, offset by increases in tuxedo rental product and accounts receivable and a decrease in income taxes payable. The increase in accounts receivable in the first quarter of 2011 and 2010 was due mainly to the seasonal increase at quarter end for receivables from third-party credit card providers for prom and other tuxedo rentals. The increase in inventories during the first quarter of 2011 was primarily due to our usual inventory replenishment following the holiday shopping season. Tuxedo rental product increased in each of the periods to support the continued growth of our tuxedo rental business. The increase in accounts payable, accrued expenses and other current liabilities in the first quarter of 2011 and 2010 was primarily due to the timing of vendor payments and the seasonal increase in tuxedo rental deposits. The decrease in other assets in the first quarter of 2011 was due mainly to a decrease in deferred tax assets. The increase in income taxes payable in the first quarter of 2010 was due to the timing and amounts of required tax payments.
     Investing activities — Our cash outflows from investing activities are primarily for capital expenditures. During the first quarter of 2011 and 2010, our investing activities used net cash of $14.3 million and $11.1 million, respectively, for capital expenditures. Our capital expenditures relate to costs incurred for stores opened, remodeled or relocated during the period or under construction at the end of the period, office and distribution facility additions and infrastructure technology investments.
     Financing activities — Our cash outflows from financing activities consist primarily of cash dividend payments and purchases of treasury shares, while cash inflows from financing activities consist primarily of proceeds from the issuance of common stock. During the first quarter of 2011, our financing activities used net cash of $56.1 million due mainly to the purchase of treasury shares of $49.0 million and cash dividends paid of $6.4 million, offset by $1.5 million proceeds from the issuance of common stock. Our financing activities used net cash of $6.0 million for the first quarter of 2010, due mainly to cash dividends paid of $4.8 million.
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
     No shares were repurchased under the August 2007 authorization during the first quarter of fiscal 2010. During the first quarter of fiscal 2011, 1,822,340 shares for $48.8 million at an average price per share of $26.78 were repurchased under the January 2011 authorization. At April 30, 2011, the remaining balance available under the January 2011 authorization was $101.2 million.
     During the quarter ended April 30, 2011, 7,132 shares at a cost of $0.2 million were repurchased at an average price per share of $27.77 in a private transaction to satisfy tax withholding obligations arising upon the vesting of certain restricted stock. During the quarter ended May 1, 2010, 7,134 shares at a cost of $0.1 million were repurchased at an average price per share of $20.24 in a private transaction to satisfy tax withholding obligations arising upon the vesting of certain restricted stock.

     The following table summarizes our treasury stock repurchases (in thousands, except share data and average price per share):

	For the Quarter Ended
	April 30,	May 1,
	2011	2010
Shares repurchased	1,829,472	7,134
Total costs	$48,999	$144
Average price per share	$26.78	$20.24
     Dividends — Cash dividends paid were approximately $6.4 million and $4.8 million for the quarter ended April 30, 2011 and May 1, 2010, respectively.
     In April 2011, our Board of Directors declared a quarterly cash dividend of $0.12 per share payable on June 24, 2011 to shareholders of record at close of business on June 14, 2011. The dividend payout is estimated to be approximately $6.2 million and is included in accrued expenses and other current liabilities on the condensed consolidated balance sheet as of April 30, 2011.
Future cash flow
     Our primary uses of cash are to finance working capital requirements of our operations. In addition, we will use cash to fund capital expenditures, income tax and dividend payments, operating leases and various other commitments and obligations, as they arise.
     Current domestic and global economic conditions, including high unemployment levels, reduced public sector spending and constrained credit markets, could negatively affect our future operating results as well as our existing cash and cash equivalents balances. In addition, conditions in the financial markets could limit our access to additional capital resources, if needed, and could increase associated costs. We believe based on our current business plan that our existing cash and cash flows from operations will be sufficient to fund our planned store openings, relocations and remodelings, other capital expenditures and operating cash requirements, including integration costs and other requirements related to our August 6, 2010 UK-based acquisitions, and that we will be able to maintain compliance with the covenants in our Credit Agreement for at least the next 12 months. Borrowings available under our Credit Agreement were $178.6 million as of April 30, 2011.
     We are exposed to market risk associated with foreign currency exchange rate fluctuations as a result of our direct sourcing programs and our operations in foreign countries. In connection with our direct sourcing programs, we may enter into merchandise purchase commitments that are denominated in a currency different from the functional currency of the operating entity. Our risk management policy is to hedge a significant portion of forecasted merchandise purchases for our direct sourcing programs that bear foreign exchange risk using foreign exchange forward contracts. As these foreign exchange forward contracts are with two financial institutions, we are exposed to credit risk in the event of nonperformance by these parties. However, due to the creditworthiness of these major financial institutions, full performance is anticipated.
Critical Accounting Policies and Estimates
     The preparation of our condensed consolidated financial statements requires the appropriate application of accounting policies in accordance with generally accepted accounting principles. In many instances, this also requires management to make estimates and assumptions about future events that affect the amounts and disclosures included in our financial statements. We base our estimates on historical experience and various assumptions that we believe are reasonable under our current business model. However, because future events and conditions and their effects cannot be determined with certainty, actual results will differ from our estimates and such differences could be material to our financial statements. There have been no significant changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risks relating to our operations result primarily from changes in foreign currency exchange rates and changes in interest rates. There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the year ended January 29, 2011. Refer to Notes 11 and 12 of Notes to Condensed Consolidated Financial Statements for disclosures on our investments and derivative financial instruments and Note 4 of Notes to Condensed Consolidated Financial Statements for disclosures regarding our Credit Agreement.
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
Changes in Internal Controls over Financial Reporting
     Other than the events discussed under the Dimensions and Alexandra acquisitions below, there were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
     Dimensions and Alexandra Acquisitions
     On August 6, 2010, we acquired Dimensions and Alexandra, two leading providers of corporate clothing uniforms and workwear in the United Kingdom. For additional information regarding the acquisitions, refer to Note 2 of Notes to Condensed Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 in this Quarterly Report.
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
     We excluded the operations acquired in the Dimensions and Alexandra acquisitions from the scope of our Sarbanes-Oxley Section 404 report on internal controls over financial reporting for the year ended January 29, 2011. We are in the process of implementing our internal control structure over the acquired operations and expect that this effort will be completed in fiscal 2011.

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
     We are involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of our business. Management does not believe that any of these matters will have a material adverse effect on our financial position, results of operations or cash flows.
ITEM 1A — RISK FACTORS
     There have been no material changes in our risk factors from those disclosed in Item 1A contained in Part I of our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (c) The following table presents information with respect to purchases of common stock of the Company made during the quarter ended April 30, 2011 as defined by Rule 10b-18(a)(3) under the Exchange Act:

(c)
			Total	(d)
			Number of	Approximate
			Shares	Dollar Value of
			Purchased	Shares that
			as Part of	May Yet Be
	(a)	(b)	Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased	Per Share	Programs	Programs
(In thousands)
(2)

January 30, 2011 through February 26, 2011	488,080 (1)	$26.60	480,948	$137,216

February 27, 2011 through April 2, 2011	1,222,484	$26.84	1,222,484	$104,405

April 3, 2011 through April 30, 2011	118,908	$26.96	118,908	$101,199

Total	1,829,472	$26.78	1,822,340	$101,199

(1)	Shares repurchased include 7,132 shares at a cost of $0.2 million repurchased at an average price per share of $27.77 to satisfy tax withholding obligations arising upon the vesting of certain restricted shares.

(2)	Refer to Note 8 of Notes to Condensed Consolidated Financial Statements for information regarding our share repurchase program.

ITEM 6 — EXHIBITS
     (a) Exhibits.

Exhibit
Number		Exhibit Index

10.1	—	Employment Agreement dated effective as of April 12, 2011, by and between The Men’s Wearhouse, Inc. and Douglas S. Ewert (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 19, 2011).

10.2	—	Employment Agreement dated effective as of April 15, 2011, by and between The Men’s Wearhouse, Inc. and Neill P. Davis (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 19, 2011).

31.1	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

31.2	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).

32.1	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

32.2	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).

101.1	—	The following financial information from The Men’s Wearhouse, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Other Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, The Men’s Wearhouse, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 9, 2011	THE MEN’S WEARHOUSE, INC.
	By	/s/ NEILL P. DAVIS
Neill P. Davis
Executive Vice President, Chief Financial Officer, Treasurer and Principal Financial Officer

EXHIBIT INDEX

Exhibit
Number		Exhibit Index

10.1	—	Employment Agreement dated effective as of April 12, 2011, by and between The Men’s Wearhouse, Inc. and Douglas S. Ewert (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 19, 2011).

10.2	—	Employment Agreement dated effective as of April 15, 2011, by and between The Men’s Wearhouse, Inc. and Neill P. Davis (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 19, 2011).

31.1	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

31.2	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).

32.1	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

32.2	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).

101.1	—	The following financial information from The Men’s Wearhouse, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.