Form 10-Q
period 2011-07-30
MENS WEARHOUSE INC
filed 2011-09-08
CIK 884217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2011 or

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
Yes ☐. No ☑.
     The number of shares of common stock of the Registrant, par value $.01 per share, outstanding at September 2, 2011 was 51,191,007 excluding 20,447,822 shares classified as Treasury Stock.

REPORT INDEX

Part and Item No.	Page No.
PART I — Financial Information

Item 1 — Condensed Consolidated Financial Statements

General Information	1

Condensed Consolidated Balance Sheets as of July 30, 2011 (unaudited), July 31, 2010 (unaudited) and January 29, 2011	2

Condensed Consolidated Statements of Earnings for the Three and Six Months Ended July 30, 2011 (unaudited) and July 31, 2010 (unaudited)	3

Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended July 30, 2011 (unaudited) and July 31, 2010 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Six Months Ended July 30, 2011 (unaudited) and July 31, 2010 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3 — Quantitative and Qualitative Disclosures about Market Risk	35

Item 4 — Controls and Procedures	35

PART II — Other Information

Item 1 — Legal Proceedings	36

Item 1A — Risk Factors	36

Item 6 — Exhibits	37

SIGNATURES	37
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

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
PART I. FINANCIAL INFORMATION
ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GENERAL INFORMATION
     The condensed consolidated financial statements herein include the accounts of The Men’s Wearhouse, Inc. and its subsidiaries and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. As applicable under such regulations, certain information and footnote disclosures have been condensed or omitted. We believe that the presentation and disclosures herein are adequate to make the information not misleading, and the condensed consolidated financial statements reflect all elimination entries and normal recurring adjustments which are necessary for a fair statement of the results for the three and six months ended July 30, 2011 and July 31, 2010.
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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 30,	July 31,	January 29,
	2011	2010	2011
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$162,301	$281,500	$136,371
Accounts receivable, net	65,289	19,066	60,607
Inventories	547,899	420,386	486,499
Other current assets	66,087	60,195	80,531

Total current assets	841,576	781,147	764,008

PROPERTY AND EQUIPMENT, net	337,517	333,133	332,611

TUXEDO RENTAL PRODUCT, net	88,786	91,690	89,465
GOODWILL	90,251	60,449	87,994
INTANGIBLE ASSETS, net	36,839	2,504	37,348
OTHER ASSETS	10,424	20,346	8,892

TOTAL ASSETS	$1,405,393	$1,289,269	$1,320,318

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$130,068	$82,163	$123,881
Accrued expenses and other current liabilities	151,754	129,971	139,640
Income taxes payable	23,994	7,589	3,135
Current maturities of long-term debt	—	45,226	—

Total current liabilities	305,816	264,949	266,656

DEFERRED TAXES AND OTHER LIABILITIES	71,864	64,402	69,809

Total liabilities	377,680	329,351	336,465

COMMITMENTS AND CONTINGENCIES (Note 4 and Note 14)

EQUITY:
Preferred stock	—	—	—
Common stock	715	708	710
Capital in excess of par	351,181	332,677	341,663
Retained earnings	1,074,942	1,002,995	1,002,975
Accumulated other comprehensive income	49,327	36,308	38,366
Treasury stock, at cost	(461,760)	(412,770)	(412,761)

Total equity attributable to common shareholders	1,014,405	959,918	970,953

Noncontrolling interest	13,308	—	12,900

Total equity	1,027,713	959,918	983,853

TOTAL LIABILITIES AND EQUITY	$1,405,393	$1,289,269	$1,320,318

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
Net sales:
Retail clothing product	$401,789	$357,599	$812,050	$722,289
Tuxedo rental services	148,267	142,462	221,408	214,616
Alteration and other services	35,978	32,299	73,287	65,240

Total retail sales	586,034	532,360	1,106,745	1,002,145
Corporate apparel clothing product sales	69,495	4,629	129,168	8,310

Total net sales	655,529	536,989	1,235,913	1,010,455

Cost of sales:
Retail clothing product	178,896	157,092	366,269	321,682
Tuxedo rental services	20,162	22,036	29,969	33,362
Alteration and other services	27,382	24,446	53,683	48,510
Occupancy costs	68,410	69,803	135,581	139,494

Total retail cost of sales	294,850	273,377	585,502	543,048
Corporate apparel clothing product cost of sales	51,434	3,340	94,533	6,132

Total cost of sales	346,284	276,717	680,035	549,180

Gross margin:
Retail clothing product	222,893	200,507	445,781	400,607
Tuxedo rental services	128,105	120,426	191,439	181,254
Alteration and other services	8,596	7,853	19,604	16,730
Occupancy costs	(68,410)	(69,803)	(135,581)	(139,494)

Total retail gross margin	291,184	258,983	521,243	459,097
Corporate apparel clothing product gross margin	18,061	1,289	34,635	2,178

Total gross margin	309,245	260,272	555,878	461,275

Selling, general and administrative expenses	220,227	191,168	423,223	370,818

Operating income	89,018	69,104	132,655	90,457

Interest income	114	46	158	80
Interest expense	(343)	(321)	(655)	(580)

Earnings before income taxes	88,789	68,829	132,158	89,957
Provision for income taxes	31,519	25,867	47,696	33,433

Net earnings including noncontrolling interest	57,270	42,962	84,462	56,524
Net (earnings) loss attributable to noncontrolling interest	(192)	—	41	—

Net earnings attributable to common shareholders	$57,078	$42,962	$84,503	$56,524

Net earnings per common share attributable to common shareholders (Note 3):
Basic	$1.09	$0.81	$1.62	$1.07

Diluted	$1.09	$0.81	$1.61	$1.06

Weighted average common shares outstanding (Note 3):
Basic	51,489	52,648	51,703	52,533

Diluted	51,792	52,806	51,994	52,717

Cash dividends declared per common share	$0.12	$0.09	$0.24	$0.18

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010

Net earnings including noncontrolling interest	$57,270	$42,962	$84,462	$56,524

Change in derivative fair values, net of tax	—	94	—	94
Currency translation adjustments, net of tax	(3,697)	(1,090)	11,410	3,677

Total comprehensive income including noncontrolling interest	53,573	41,966	95,872	60,295

Less comprehensive income attributable to noncontrolling interest:
Net (earnings) loss	(192)	—	41	—
Currency translation adjustments, net of tax	231	—	(449)	—

Amounts attributable to noncontrolling interest	39	—	(408)	—

Comprehensive income attributable to common shareholders	$53,612	$41,966	$95,464	$60,295

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended
	July 30,	July 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings including noncontrolling interest	$84,462	$56,524
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	37,805	36,885
Tuxedo rental product amortization	17,076	20,812
Loss on disposition of assets	666	209
Asset impairment charges	1,030	162
Deferred rent expense	863	1,681
Share-based compensation	6,500	5,723
Excess tax benefits from share-based plans	(1,386)	(780)
Deferred tax provision	2,078	4,182
Increase in accounts receivable	(3,065)	(2,263)
(Increase) decrease in inventories	(56,133)	16,545
Increase in tuxedo rental product	(15,538)	(9,276)
Decrease in other assets	11,055	1,971
Increase in accounts payable, accrued expenses and other current liabilities	14,316	13,485
Increase (decrease) in income taxes payable	22,434	(15,402)
Decrease in other liabilities	(147)	(170)

Net cash provided by operating activities	122,016	130,288

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(38,258)	(25,865)
Proceeds from sales of property and equipment	51	23

Net cash used in investing activities	(38,207)	(25,842)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	4,552	1,321
Cash dividends paid	(12,671)	(9,535)
Tax payments related to vested deferred stock units	(2,955)	(2,656)
Excess tax benefits from share-based plans	1,386	780
Purchase of treasury stock	(48,999)	(144)

Net cash used in financing activities	(58,687)	(10,234)

Effect of exchange rate changes	808	1,270

INCREASE IN CASH AND CASH EQUIVALENTS	25,930	95,482
Balance at beginning of period	136,371	186,018

Balance at end of period	$162,301	$281,500

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
     Recent Accounting Pronouncements — In June 2011, the Financial Accounting Standards Board (“FASB”) issued updated guidance regarding the presentation of comprehensive income. The updated guidance allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. The update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The guidance will be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption of this update will only impact the presentation of comprehensive income in our condensed consolidated financial statements.
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
     In January 2010, the FASB issued authoritative guidance that expands the required disclosures about fair value measurements. This guidance provides for new disclosures requiring the Company to (a) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (b) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements. This guidance also provides clarification of existing disclosures requiring the Company to (i) determine each class of assets and liabilities based on the nature and risks of the investments rather

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
than by major security type and (ii) for each class of assets and liabilities, disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements. We adopted this guidance at the beginning of our 2010 fiscal year, except for the presentation of purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements, which we adopted at the beginning of our 2011 fiscal year. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.
     In December 2010, the FASB updated the disclosures of supplementary pro forma information for business combinations. This update specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This amendment also expands the supplemental pro forma disclosures related to business combinations to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This update is effective prospectively for business combinations for which the acquisition date is on or after the beginning of our 2011 fiscal year and is not expected to have a material impact on our financial position, results of operations or cash flows.
     In December 2010, the FASB issued guidance to clarify when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This update modifies step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts, requiring the entity to assess whether it is more likely than not that the reporting units’ goodwill is impaired in order to determine if the entity should perform step 2 of the goodwill impairment test for those reporting unit(s). The adoption of this update at the beginning of our 2011 fiscal year did not have a material impact on our financial position, results of operations or cash flows.
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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table summarizes the fair values of the identifiable assets acquired and liabilities assumed in the Dimensions and Alexandra acquisitions as of the date of acquisition (in thousands).

	As of August 6, 2010
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
     Total integration costs incurred for the acquisitions of Dimensions and Alexandra were $0.7 million and $1.4 for the three and six months ended July 30, 2011, respectively, and are included in selling, general and administrative expenses (“SG&A”) in the condensed consolidated statement of earnings.
     For the three months ended July 30, 2011, the acquired businesses contributed net sales of $63.2 million, gross margin of $16.6 million and net earnings, including the pretax $0.7 million in integration costs, of $1.1 million to the Company’s condensed consolidated net earnings attributable to common shareholders. For the six months ended July 30, 2011, the acquired businesses contributed net sales of $117.2 million, gross margin of $31.5 million and net earnings, including the pretax $1.4 million in integration costs, of $1.2 million to the Company’s condensed consolidated net earnings attributable to common shareholders.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table presents unaudited pro forma consolidated financial information as if the closing of our acquisition of Dimensions had occurred on February 1, 2009, after giving effect to certain purchase accounting adjustments (in thousands, except per share data). The acquisition of Alexandra was not material to the Company’s financial position or results of operations, therefore pro forma operating results for Alexandra have not been included below.

	For the Three	For the Six
	Months Ended	Months Ended
	July 31, 2010	July 31, 2010
Total net sales	$567,470	$1,070,439

Net earnings attributable to common shareholders	$46,382	$60,243

Net earnings per common share attributable to common shareholders:
Basic	$0.87	$1.14

Diluted	$0.87	$1.13

     This pro forma information is not necessarily indicative of the results of operations that actually would have resulted had the Dimensions acquisition occurred on the dates indicated above or that may result in the future and does not reflect potential synergies, integration costs or other such costs and savings.
     Subsequent to completion of the acquisitions, Alexandra operations were extended to The Netherlands and France through newly formed subsidiaries during the fourth quarter of fiscal 2010. These subsidiaries did not have a material impact on our financial position, results of operations or cash flows as of and for the three and six months ended July 30, 2011.
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

	For the Three Months		For the Six Months
	Ended		Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
Numerator
Total net earnings attributable to common shareholders	$57,078	$42,962	$84,503	$56,524
Net earnings allocated to participating securities (restricted stock and deferred stock units)	(711)	(402)	(978)	(521)

Net earnings attributable to common shareholders	$56,367	$42,560	$83,525	$56,003

Denominator
Basic weighted average common shares outstanding	51,489	52,648	51,703	52,533
Effect of dilutive securities:
Stock options and equity-based compensation	303	158	291	184

Diluted weighted average common shares outstanding	51,792	52,806	51,994	52,717

Net earnings per common share attributable to common shareholders:
Basic	$1.09	$0.81	$1.62	$1.07

Diluted	$1.09	$0.81	$1.61	$1.06

     For the three and six months ended July 30, 2011, 0.3 million and 0.4 million anti-dilutive stock options were excluded from the calculation of diluted earnings per common share, respectively. For the three and six months ended July 31, 2010, 1.0 million and 0.9 million anti-dilutive stock options were excluded from the calculation of diluted earnings per common share, respectively.
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
     The Credit Agreement provides for a total senior revolving credit facility of $200.0 million, with increases to $300.0 million upon additional lender commitments, that matures on January 26, 2016. The Credit Agreement is secured by the stock of certain of our subsidiaries. The Credit Agreement has several borrowing and interest rate options including the following indices: (i) adjusted LIBO rate, (ii) adjusted EURIBO rate, (iii) CDO rate, (iv) Canadian prime rate or (v) an alternate base rate (equal to the greater of the prime rate, the federal funds rate plus 0.5% or the adjusted LIBO rate for a one month period plus 1.0%). Advances under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin up to 2.75%. The Credit Agreement also provides for fees applicable to amounts available to be drawn under outstanding letters of credit which range from 2.00% to 2.75%, and a fee on unused commitments which ranges from 0.35% to 0.50%. As of July 30, 2011, there were no borrowings outstanding under the Credit Agreement.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain certain financial ratios. The restrictive provisions in the Credit Agreement reflect an overall covenant structure that is generally representative of a commercial loan made to an investment-grade company. Our debt, however, is not rated and we have not sought, and are not seeking, a rating of our debt. We were in compliance with the covenants in the Credit Agreement as of July 30, 2011.
     We utilize letters of credit primarily to secure inventory purchases and as collateral for workers compensation claims. At July 30, 2011, letters of credit totaling approximately $24.3 million were issued and outstanding. Borrowings available under our Credit Agreement at July 30, 2011 were $175.7 million.
5. Supplemental Cash Flows
     Supplemental disclosure of cash flow information is as follows (in thousands):

	For the Six Months Ended
	July 30,	July 31,
	2011	2010
Cash paid during the six months for:
Interest	$414	$480

Income taxes, net	$10,512	$44,081

Schedule of noncash investing and financing activities:
Tax benefit related to share-based plans	$1,426	$550

Cash dividends declared	$6,261	$4,779

     We had unpaid capital expenditure purchases accrued in accounts payable, accrued expenses and other current liabilities of approximately $8.1 million and $3.1 million at July 30, 2011 and July 31, 2010, respectively. Capital expenditure purchases are recorded as cash outflows from investing activities in the condensed consolidated statement of cash flows in the period they are paid.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. Other Assets, Accrued Expenses and Other Current Liabilities and Deferred Taxes and Other Liabilities
     Other current assets consist of the following (in thousands):
	0000000000	0000000000	0000000000
	July 30,	July 31,	January 29,
	2011	2010	2011
Prepaid expenses	$31,212	$29,695	$31,009
Current deferred tax asset	28,551	25,378	32,151
Tax receivable	149	174	12,927
Other	6,175	4,948	4,444

Total other current assets	$66,087	$60,195	$80,531

	0000000000	0000000000	0000000000
Accrued expenses and other current liabilities consist of the following (in thousands):

Accrued salary, bonus, sabbatical and vacation	$40,009	$32,125	$50,831
Sales, payroll and property taxes payable	19,799	19,251	17,005
Accrued workers compensation and medical costs	17,292	16,731	17,318
Customer deposits, prepayments and refunds payable	36,268	26,021	12,770
Unredeemed gift certificates	12,213	12,590	14,385
Loyalty program reward certificates	6,728	6,427	7,636
Cash dividends declared	6,261	4,779	6,396
Other	13,184	12,047	13,299

Total accrued expenses and other current liabilities	$151,754	$129,971	$139,640

	0000000000	0000000000	0000000000
Deferred taxes and other liabilities consist of the following (in thousands):

Deferred rent and landlord incentives	$49,882	$46,703	$47,910
Non-current deferred and other income tax liabilities	15,281	11,209	15,079
Other	6,701	6,490	6,820

Total deferred taxes and other liabilities	$71,864	$64,402	$69,809

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7. Equity and Noncontrolling Interest
     A reconciliation of the total carrying amount of the Company’s equity accounts for the six months ended July 30, 2011 is as follows (in thousands):

						Total
				Accumulated		Equity
		Capital in		Other		Attributable to
	Common	Excess of	Retained	Comprehensive	Treasury	Common	Noncontrolling	Total
	Stock	Par Value	Earnings	Income	Stock	Shareholders	Interest	Equity
Balances — January 29, 2011	$710	$341,663	$1,002,975	$38,366	$(412,761)	$970,953	$12,900	$983,853
Net earnings (loss)	—	—	84,503	—	—	84,503	(41)	84,462
Other comprehensive income (a)	—	—	—	10,961	—	10,961	449	11,410
Cash dividends	—	—	(12,536)	—	—	(12,536)	—	(12,536)
Share-based compensation	—	6,500	—	—	—	6,500	—	6,500
Common stock issued to stock discount plan	—	1,096	—	—	—	1,096	—	1,096
Common stock issued upon exercise of stock options	2	3,454	—	—	—	3,456	—	3,456
Common stock issued pursuant to restricted stock and deferred stock unit awards	3	(3)	—	—	—	—	—	—
Tax payments related to vested deferred stock units	—	(2,955)	—	—	—	(2,955)	—	(2,955)
Tax benefit related to share-based plans	—	1,426	—	—	—	1,426	—	1,426
Treasury stock purchased	—	—	—	—	(48,999)	(48,999)	—	(48,999)

Balances — July 30, 2011	$715	$351,181	$1,074,942	$49,327	$(461,760)	$1,014,405	$13,308	$1,027,713

(a)	Refer to condensed consolidated statements of comprehensive income included within this Form 10-Q.
     A reconciliation of the total carrying amount of the Company’s equity accounts for the six months ended July 31, 2010 is as follows (in thousands):

						Total
				Accumulated		Equity
		Capital in		Other		Attributable to
	Common	Excess of	Retained	Comprehensive	Treasury	Common	Noncontrolling	Total
	Stock	Par Value	Earnings	Income	Stock	Shareholders	Interest	Equity
Balances — January 30, 2010	$705	$327,742	$956,032	$32,537	$(412,626)	$904,390	$—	$904,390
Net earnings	—	—	56,524	—	—	56,524	—	56,524
Other comprehensive income (a)	—	—	—	3,771	—	3,771	—	3,771
Cash dividends	—	—	(9,561)	—	—	(9,561)	—	(9,561)
Share-based compensation	—	5,723	—	—	—	5,723	—	5,723
Common stock issued to stock discount plan	1	1,002	—	—	—	1,003	—	1,003
Common stock issued upon exercise of stock options	—	318	—	—	—	318	—	318
Common stock issued pursuant to restricted stock and deferred stock unit awards	2	(2)	—	—	—	—	—	—
Tax payments related to vested deferred stock units	—	(2,656)	—	—	—	(2,656)	—	(2,656)
Tax benefit related to share-based plans	—	550	—	—	—	550	—	550
Treasury stock purchased	—	—	—	—	(144)	(144)	—	(144)

Balances — July 31, 2010	$708	$332,677	$1,002,995	$36,308	$(412,770)	$959,918	$—	$959,918

(a)	Refer to condensed consolidated statements of comprehensive income included within this Form 10-Q.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8. Treasury Stock
     As of July 30, 2011, we had 19,947,822 shares held in treasury stock. The change in our treasury shares for the year ended January 29, 2011 and for the six months ended July 30, 2011 is provided below:

Treasury Shares
Balance, January 30, 2010	18,111,602
Treasury stock issued to profit sharing plan	(386)
Purchases of treasury stock	7,134

Balance, January 29, 2011	18,118,350
Purchases of treasury stock	1,829,472

Balance, July 30, 2011	19,947,822

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
     No shares were repurchased under the August 2007 authorization during the first six months of fiscal 2010. During the first six months of fiscal 2011, 1,822,340 shares at a cost of $48.8 million were repurchased at an average price per share of $26.78 under the January 2011 authorization. At July 30, 2011, the remaining balance available under the January 2011 authorization was $101.2 million. Subsequent to July 30, 2011 and through September 2, 2011, we have purchased 500,000 shares for $15.0 million at an average price per share of $29.98 under the January 2011 authorization.
     During the six months ended July 30, 2011, 7,132 shares at a cost of $0.2 million were repurchased at an average price per share of $27.77 in a private transaction to satisfy tax withholding obligations arising upon the vesting of certain restricted stock. During the six months ended July 31, 2010, 7,134 shares at a cost of $0.1 million were repurchased at an average price per share of $20.24 in a private transaction to satisfy tax withholding obligations arising upon the vesting of certain restricted stock.
     The following table summarizes our treasury stock repurchases (in thousands, except share data and average price per share):

	For the Six Months Ended
	July 30, 2011	July 31, 2010
Shares repurchased	1,829,472	7,134
Total costs	$48,999	$144
Average price per share	$26.78	$20.24

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. Share-Based Compensation Plans
     We maintain several equity plans under which we may grant stock options, stock appreciation rights, restricted stock, deferred stock units and performance based awards to full-time key employees and non-employee directors. We account for share-based awards in accordance with the FASB standard regarding share-based payments, which requires the compensation cost resulting from all share-based payment transactions be recognized in the financial statements. The amount of compensation cost is measured based on the grant-date fair value of the instrument issued and is recognized over the vesting period. Share-based compensation expense recognized for the three and six months ended July 30, 2011 was $3.5 million and $6.5 million, respectively. Share-based compensation expense recognized for the three and six months ended July 31, 2010 was $3.1 million and $5.7 million, respectively.
     Stock Options
     The following table summarizes stock option activity for the six months ended July 30, 2011:

		Weighted-
		Average
		Exercise
	Shares	Price
Outstanding at January 29, 2011	1,563,473	$20.64
Granted	131,173	27.94
Exercised	(227,571)	15.19
Forfeited	(3,000)	22.72
Expired	(3,216)	13.74

Outstanding at July 30, 2011	1,460,859	$22.16

Exercisable at July 30, 2011	758,924	$20.22

     The weighted-average grant date fair value of the 131,173 stock options granted during the six months ended July 30, 2011 was $11.66 per share. The following table summarizes the weighted average assumptions used to fair value stock options at the date of grant using the Black-Scholes option pricing model for the six months ended July 30, 2011:

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
     As of July 30, 2011, we have unrecognized compensation expense related to nonvested stock options of approximately $5.7 million which is expected to be recognized over a weighted average period of 2.5 years.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nonvested Shares
     The following table summarizes deferred stock unit activity for the six months ended July 30, 2011:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 29, 2011	419,085	$24.28
Granted	470,999	28.65
Vested (1)	(338,510)	24.18
Forfeited	(4,275)	25.15

Nonvested at July 30, 2011	547,299	$28.10

(1)	Includes 108,457 shares relinquished for tax payments related to vested deferred stock units for the six months ended July 30, 2011.
     The following table summarizes restricted stock activity for the six months ended July 30, 2011:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 29, 2011	49,185	$26.04
Granted	108,406	28.02
Vested	(33,418)	26.36
Forfeited	—	—

Nonvested at July 30, 2011	124,173	$27.69

     As of July 30, 2011, we have unrecognized compensation expense related to nonvested shares of approximately $14.6 million which is expected to be recognized over a weighted average period of 1.6 years.
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
     During the six months ended July 30, 2011, employees purchased 48,989 shares under the ESDP, which had a weighted-average share price of $22.38 per share. As of July 30, 2011, 1,008,077 shares were reserved for future issuance under the ESDP.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10. Goodwill and Other Intangible Assets
     Goodwill
     Goodwill allocated to the Company’s reportable segments and changes in the net carrying amount of goodwill for the six months ended July 30, 2011 are as follows (in thousands):

	Retail	Corporate Apparel	Total
Balance at January 29, 2011	$59,889	$28,105	$87,994
Translation adjustment	1,324	933	2,257

Balance at July 30, 2011	$61,213	$29,038	$90,251

     Goodwill is evaluated for impairment annually as of our fiscal year end. A more frequent evaluation is performed if events or circumstances indicate that impairment could have occurred. Such events or circumstances could include, but are not limited to, new significant negative industry or economic trends, unanticipated changes in the competitive environment, decisions to significantly modify or dispose of operations and a significant sustained decline in the market price of our stock. No additional impairment evaluation was considered necessary during the first six months of 2011.
     Intangible Assets
     The gross carrying amount and accumulated amortization of our identifiable intangible assets are as follows (in thousands):

	July 30,	July 31,	January 29,
	2011	2010	2011
Amortizable intangible assets:
Carrying amount:
Trademarks, tradenames, and other intangibles	$12,779	$13,932	$16,094
Customer relationships	33,546	—	32,417

Total carrying amount	46,325	13,932	48,511

Accumulated amortization:
Trademarks, tradenames, and other intangibles	(8,031)	(11,428)	(11,121)
Customer relationships	(2,768)	—	(1,311)

Total accumulated amortization	(10,799)	(11,428)	(12,432)

Total amortizable intangible assets, net	35,526	2,504	36,079

Infinite-lived intangible assets:
Trademarks	1,313	—	1,269

Total intangible assets, net	$36,839	$2,504	$37,348

     The increases in amortizable and infinite-lived assets at July 30, 2011 as compared to July 31, 2010 relate to intangible assets acquired in our acquisitions of Dimensions and Alexandra on August 6, 2010 as discussed in Note 2.
     The pretax amortization expense associated with intangible assets subject to amortization totaled approximately $1.7 million and $0.6 million for the six months ended July 30, 2011 and July 31, 2010, respectively, and approximately $2.4 million for the year ended January 29, 2011. Pretax amortization associated with intangible assets subject to amortization at July 30, 2011 is estimated to be $1.7 million for the remainder of fiscal year 2011, $3.3 million for fiscal year 2012 and $3.2 million for each of the fiscal years 2013, 2014 and 2015.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11. Fair Value Measurements
     Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The authoritative guidance for fair value measurements establishes a three-tier fair value hierarchy, categorizing the inputs used to measure fair value. The hierarchy can be described as follows: Level 1 — observable inputs such as quoted prices in active markets; Level 2 — inputs other than the quoted prices in active markets that are observable either directly or indirectly; and Level 3 — unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
     Effective January 31, 2010, we adopted enhanced disclosure requirements for fair value measurements. We adopted the second phase of the enhanced disclosure requirements for fair value measurements effective January 30, 2011. Refer to Note 1. There were no transfers into or out of Level 1 and Level 2 during the three and six months ended July 30, 2011 or July 31, 2010, respectively, or during the year ended January 29, 2011.
     Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

Fair Value Measurements at Reporting Date Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Instruments	Inputs	Inputs
(in thousands)	July 30, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative financial instruments	$89	$—	$89	$—

Liabilities:
Derivative financial instruments	$362	$—	$362	$—

Fair Value Measurements at Reporting Date Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Instruments	Inputs	Inputs
(in thousands)	January 29, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative financial instruments	$361	$—	$361	$—

Liabilities:
Derivative financial instruments	$35	$—	$35	$—

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
     Assets and Liabilities that are Measured at Fair Value on a Non-Recurring Basis
     Long-lived assets, such as property and equipment and identifiable intangibles with finite useful lives, are periodically evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the asset carrying amount exceeds its fair value, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset. The fair values of long-lived assets held-for-use are based on our own judgments about the assumptions that market participants would use in pricing the asset and on observable market data, when available. We classify these measurements as Level 3 within the fair value hierarchy. For the three and six months ended July 30, 2011, we recorded charges for the impairment of long-lived assets of $1.0 million which is included within SG&A in our condensed consolidated statement of earnings. The asset impairment charges reduced the carrying amounts of the applicable long-lived assets, primarily leasehold improvements for certain Men’s Wearhouse and Tux stores, to their fair values of $0.1 million as of July 30, 2011. For the three and six months ended July 31, 2010, we recorded charges for the impairment of long-lived assets of $0.2 million which is included within SG&A in our condensed consolidated statement of earnings. The asset impairment charges reduced the carrying amounts of the applicable long-lived assets to their fair values of $0.2 million as of July 31, 2010.
     Fair Value of Financial Instruments
     Our financial instruments, other than those presented in the disclosures above, consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities and current maturities of long-term debt. Management estimates that, as of July 30, 2011, July 31, 2010 and January 29, 2011, the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximate their fair value due to the highly liquid or short-term nature of these instruments. The fair value of current maturities of long-term debt at July 31, 2010 approximate their carrying amounts based upon terms available to us for borrowings with similar arrangements and remaining maturities.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12. Derivative Financial Instruments
     We are exposed to market risk associated with foreign currency exchange rate fluctuations as a result of our direct sourcing programs and our operations in foreign countries. In connection with our direct sourcing programs, we may enter into merchandise purchase commitments that are denominated in a currency different from the functional currency of the operating entity. Our risk management policy is to hedge a significant portion of forecasted merchandise purchases for our direct sourcing programs that bear foreign exchange risk using foreign exchange forward contracts. During the second quarter of fiscal 2010, we had designated as and accounted for our foreign exchange forward contracts as cash flow hedges. Beginning in the third quarter of fiscal 2010, the Company no longer designates and accounts for foreign exchange forward contracts as cash flow hedges and has not elected to apply hedge accounting to these transactions denominated in a foreign currency.
     Our derivative financial instruments are recorded in the condensed consolidated balance sheet at fair value determined by comparing the cost of the foreign currency to be purchased under the contracts using the exchange rates obtained under the contracts (adjusted for forward points) to the hypothetical cost using the spot rate at period end.
     The tables below disclose the fair value of the derivative financial instruments included in the condensed consolidated balance sheets as of July 30, 2011, January 29, 2011 and July 31, 2010.

July 30, 2011
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
(in thousands)	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$89	Accrued expenses and other current liabilities	$362

January 29, 2011
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
(in thousands)	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$361	Accrued expenses and other current liabilities	$35

July 31, 2010
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
(in thousands)	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts designated as cash flow hedges	Other current assets	$155	Accrued expenses and other current liabilities	$60

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     At July 30, 2011, we had two contracts to purchase euros for an aggregate notional amount of US$1.0 million maturing in various increments at various dates through October 2011, six contracts to purchase United States dollars (“USD”) for an aggregate notional amount of Canadian dollars (“CAD”) $6.1 million maturing in various increments at various dates through December 2011 and 34 contracts to purchase USD for an aggregate notional amount of pounds Sterling (“GBP”) £11.9 million maturing in various increments at various dates through November 2011. For the three and six months ended July 30, 2011, we recognized a net pretax loss of $0.8 million and $1.5 million, respectively, in cost of sales in the condensed consolidated statement of earnings for our derivative financial instruments not designated as hedging instruments.
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
     At July 31, 2010, we had three contracts maturing in varying increments to purchase an aggregate notional amount of $2.9 million in foreign currency, maturing at various dates through March 2011. No amounts were recorded in our results of operations for the six months ended July 31, 2010 as a result of hedge ineffectiveness, hedge components excluded from the assessment of effectiveness or the discontinuance of cash flow hedges because the forecasted transactions were no longer probable. As of July 31, 2010, accumulated other comprehensive income included an unrealized gain of approximately $0.1 million, net of tax, which was subsequently recognized in the third quarter of fiscal 2010 as a reduction to cost of sales. No amounts were reclassified from accumulated other comprehensive income to earnings for the six months ended July 31, 2010.
     We had no derivative financial instruments with credit-risk-related contingent features underlying the agreements as of July 30, 2011, January 29, 2011 or July 31, 2010, respectively.
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
     The retail segment includes the results from our four retail merchandising brands: Men’s Wearhouse, Men’s Wearhouse and Tux, K&G and Moores. These four brands are operating segments that have been aggregated into the retail reportable segment based on their similar economic characteristics, products, production processes, target customers and distribution methods. MW Cleaners is also aggregated in the retail segment as these operations have not had a significant effect on the revenues or expenses of the Company. Specialty apparel merchandise offered by our four retail merchandising concepts includes suits, suit separates, sport coats, pants, shoes, shirts, sportswear, outerwear and accessories for men. Ladies’ career apparel, sportswear and accessories, including shoes, are offered at most of our K&G stores and tuxedo rentals are offered at our Men’s Wearhouse, Men’s Wearhouse and Tux and Moores retail stores.
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
     Net sales by brand and reportable segment are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Net sales:
MW (1)	$407,025	$367,354	$761,696	$685,694
K&G	92,528	87,578	199,277	185,838
Moores	80,327	71,550	133,507	118,946
MW Cleaners	6,154	5,878	12,265	11,667

Total retail segment	586,034	532,360	1,106,745	1,002,145

Twin Hill	6,267	4,629	11,982	8,310
Dimensions and Alexandra (UK)	63,228	—	117,186	—

Total corporate apparel segment	69,495	4,629	129,168	8,310

Total net sales	$655,529	$536,989	$1,235,913	$1,010,455

(1)	MW includes Men’s Wearhouse and Men’s Wearhouse and Tux stores
     The following table sets forth supplemental products and services sales information for the Company (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Net sales:
Men’s tailored clothing product	$224,533	$194,190	$453,736	$391,284
Men’s non-tailored clothing product	158,407	145,206	316,690	290,907
Ladies clothing product	18,849	18,203	41,624	40,098

Total retail clothing product	401,789	357,599	812,050	722,289

Tuxedo rental services	148,267	142,462	221,408	214,616

Alteration services	29,824	26,421	61,022	53,573
Retail dry cleaning services	6,154	5,878	12,265	11,667

Total alteration and other services	35,978	32,299	73,287	65,240

Corporate apparel clothing product	69,495	4,629	129,168	8,310

Total net sales	$655,529	$536,989	$1,235,913	$1,010,455

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Operating income (loss) by reportable segment and the reconciliation to earnings before income taxes is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
Operating income (loss):	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Retail	$88,160	$72,623	$133,057	$95,360
Corporate apparel	858	(3,519)	(402)	(4,903)

Operating income	89,018	69,104	132,655	90,457
Interest income	114	46	158	80
Interest expense	(343)	(321)	(655)	(580)

Earnings before income taxes	$88,789	$68,829	$132,158	$89,957

     Total assets by reportable segment are as follows (in thousands):

	July 30,	July 31,	January 29,
Segment assets:	2011	2010	2011
Retail	$1,154,785	$1,249,779	$1,081,169
Corporate apparel	250,608	39,490	239,149

Total assets	$1,405,393	$1,289,269	$1,320,318

14. Legal Matters
     On October 8, 2009, the Company was named in a federal securities class action lawsuit filed in the United States District Court for the Southern District of Texas, Houston Division. The case was styled Material Yard Workers Local 1175 Benefit Funds, et al. v. The Men’s Wearhouse, Inc., Case No. 4:09-cv-03265. The class period alleged in the complaint ran from March 7, 2007 to January 9, 2008. The primary allegations were that the Company issued false and misleading press releases regarding its guidance for fiscal year 2007 on various occasions during the alleged class period. The complaint sought damages based on the decline in the Company’s stock price following the announcement of lowered guidance on Oct. 10, 2007, Nov. 28, 2007, and Jan. 9, 2008. The Company filed a motion to dismiss on April 12, 2010. On July 22, 2011, the Court dismissed the lawsuit without leave to amend, and the plaintiff did not appeal the dismissal.
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

Overview
     The following table presents information with respect to retail apparel stores in operation during each of the respective fiscal periods:

	For the Three Months		For the Six Months		For the Year
	Ended		Ended		Ended
	July 30,	July 31,	July 30,	July 31,	January 29,
	2011	2010	2011	2010	2011
Stores open at beginning of period:	1,187	1,252	1,192	1,259	1,259
Opened	4	3	7	4	10
Closed	(13)	(16)	(21)	(24)	(77)

Stores open at end of period	1,178	1,239	1,178	1,239	1,192

Stores open at end of period:
Men’s Wearhouse	591	584	591	584	585
Men’s Wearhouse & Tux	370	434	370	434	388
K&G	100	104	100	104	102
Moores	117	117	117	117	117

	1,178	1,239	1,178	1,239	1,192

     We had revenues of $655.5 million and net earnings attributable to common shareholders of $57.1 million for the quarter ended July 30, 2011, compared to revenues of $537.0 million and net earnings attributable to common shareholders of $43.0 million for the quarter ended July 31, 2010. We had revenues of $1,235.9 million and net earnings attributable to common shareholders of $84.5 million for the six months ended July 30, 2011, compared to revenues of $1,010.5 million and net earnings attributable to common shareholders of $56.5 million for the six months ended July 31, 2010. We increased our revenues by $118.5 million or 22.1% and our gross margin by $49.0 million or 18.8% for the second quarter of 2011 as compared to the same prior year period. We increased our revenues by $225.5 million or 22.3% and our gross margin by $94.6 million or 20.5% for the first six months of 2011 as compared to the same prior year period. The acquisitions of Dimensions and Alexandra on August 6, 2010 contributed $63.2 million of the increased revenues and $16.6 million of the increased gross margin for the quarter ended July 30, 2011 and $117.2 million of the increased revenues and $31.5 million of the increased gross margin for the six months ended July 30, 2011. We closed 21 stores (one Men’s Wearhouse store, two K&G stores and 18 Men’s Wearhouse & Tux stores), of which ten had reached the end of their lease terms, and opened seven Men’s Wearhouse stores during the first six months of 2011. Our businesses experienced improvement in both sales and profitability during the second quarter and first six months of 2011, as compared to the prior year periods, but we expect general economic conditions to remain difficult in 2011 as high unemployment levels and the overall economic health could negatively impact consumer confidence and the level of consumer discretionary spending. We plan to continue our efforts to stimulate sales with discounts and other promotional events, to manage our inventory purchases, to maintain our cost control efforts and to manage our capital expenditures.
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

Results of Operations
For the Three Months Ended July 30, 2011 compared to the Three Months Ended July 31, 2010
     The following table sets forth the Company’s results of operations expressed as a percentage of net sales for the periods indicated:

	For the Three Months
	Ended (1)
	July 30,	July 31,
	2011	2010
Net sales:
Retail clothing product	61.3%	66.6%
Tuxedo rental services	22.6	26.5
Alteration and other services	5.5	6.0

Total retail sales	89.4	99.1
Corporate apparel clothing product sales	10.6	0.9

Total net sales	100.0%	100.0%
Cost of sales (2):
Retail clothing product	44.5	43.9
Tuxedo rental services	13.6	15.5
Alteration and other services	76.1	75.7
Occupancy costs	11.7	13.1

Total retail cost of sales	50.3	51.4
Corporate apparel clothing product cost of sales	74.0	72.2

Total cost of sales	52.8	51.5
Gross margin (2):
Retail clothing product	55.5	56.1
Tuxedo rental services	86.4	84.5
Alteration and other services	23.9	24.3
Occupancy costs	(11.7)	(13.1)

Total retail gross margin	49.7	48.6
Corporate apparel clothing product gross margin	26.0	27.8

Total gross margin	47.2	48.5
Selling, general and administrative expenses	33.6	35.6

Operating income	13.6	12.9
Interest income	0.0	0.0
Interest expense	(0.1)	(0.1)

Earnings before income taxes	13.5	12.8
Provision for income taxes	4.8	4.8

Net earnings including noncontrolling interest	8.7	8.0
Net earnings attributable to noncontrolling interest	0.0	0.0

Net earnings attributable to common shareholders	8.7%	8.0%

(1)	Percentage line items may not sum to totals due to the effect of rounding.

(2)	Calculated as a percentage of related sales.

     The Company’s total net sales increased $118.5 million, or 22.1%, to $655.5 million for the quarter ended July 30, 2011 as compared to the same prior year quarter. Total corporate apparel clothing product sales increased $64.9 million due mainly to $63.2 million in sales from the Dimensions and Alexandra operations acquired on August 6, 2010. Total retail sales increased $53.7 million, or 10.1%, to $586.0 million due mainly to a $44.2 million increase in retail clothing product revenues and a $5.8 million increase in tuxedo rental services revenues, and is attributable to the following:

(in millions)	Amount Attributed to
$44.0	Increase in comparable sales.
6.8	Increase in e-commerce, alteration and other services sales.
5.2	Increase from net sales of stores opened in 2010, relocated stores and expanded stores not yet included in comparable sales.
1.4	Increase in net sales from seven new stores opened in 2011.
(8.9)	Decrease in net sales resulting from closed stores.
5.2	Increase in net sales resulting from change in U.S./Canadian dollar exchange rate.

$53.7	Increase in total retail sales.

     Comparable store sales (which are calculated by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period) increased 10.9% at Men’s Wearhouse/Men’s Wearhouse and Tux, 4.4% at Moores and 5.4% at K&G. The increases were primarily due to increased retail clothing product sales which increased $44.2 million or 12.4%. Increases at Men’s Wearhouse/Men’s Wearhouse and Tux were driven by increased units sold per transaction and increased store traffic levels that more than offset a decrease in average unit retails (net selling prices). Increases at K&G were driven by increased average unit retails and units sold per transaction that more than offset a decrease in store traffic levels. At Moores, the increases resulted from increased units sold per transaction that more than offset decreases in average unit retails and store traffic levels. Tuxedo rental service revenues increased $5.8 million or 4.1% due mainly to an increase in paid units rented associated with the shift in the occurrence of Easter in the first quarter of fiscal 2011. Exchange rate changes from a stronger Canadian dollar also caused total retail sales for fiscal 2011 to be $5.2 million more than the comparable prior year sales.
     The Company’s gross margin was as follows:

	For the Three Months Ended
	July 30,	July 31,
	2011	2010
Gross margin (in thousands)	$309,245	$260,272

Gross margin as a percentage of related sales:
Retail gross margin:
Clothing product	55.5%	56.1%
Tuxedo rental services	86.4%	84.5%
Alteration and other services	23.9%	24.3%
Occupancy costs	(11.7)%	(13.1)%

Total retail gross margin	49.7%	48.6%

Corporate apparel clothing product gross margin	26.0%	27.8%

Total gross margin	47.2%	48.5%

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
     In the retail segment, total gross margin as a percentage of related sales increased from 48.6% in the second quarter of 2010 to 49.7% in the second quarter of 2011 primarily due to improved tuxedo rental services margins and a lower occupancy margin, offset slightly by a decrease in retail clothing product margin and alteration and other services margin. On an absolute dollar basis total retail segment gross margin increased $32.2 million or 12.4% from the same prior year quarter to $291.2 million in the second quarter of 2011. Retail clothing product gross margin decreased from 56.1% in the second quarter of 2010 to 55.5% in the second quarter of 2011 due primarily to more aggressive promotional offerings in the 2011 second quarter compared to 2010. The tuxedo rental services gross margin increased from 84.5% in the second quarter of 2010 to 86.4% in the second quarter of 2011 primarily due to a decrease in per unit rental costs in 2011. Occupancy costs, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, decreased from 13.1% in the second quarter of 2010 to 11.7% in the second quarter of 2011 primarily due to fewer open stores in 2011, reduced depreciation following impairment charges taken in 2010 and cost leverage from increased sales.
     In the corporate apparel segment, total gross margin as a percentage of related sales decreased from 27.8% in the second quarter of 2010 to 26.0% in the second quarter of 2011 due to our acquisitions of Dimensions and Alexandra on August 6, 2010.
     Selling, general and administrative expenses (“SG&A”) increased to $220.2 million in the second quarter of 2011 from $191.2 million in the second quarter of 2010, an increase of $29.1 million or 15.2%. As a percentage of total net sales, these expenses decreased from 35.6% in the second quarter of 2010 to 33.6% in the second quarter of 2011. The components of this 2.0% net decrease in SG&A expenses as a percentage of total net sales and the related absolute dollar changes were as follows:

%	Attributed to

(1.0)
Decrease in advertising expense as a percentage of sales from 4.3% in the second quarter of 2010 to 3.3% in the second quarter of 2011. On an absolute dollar basis, advertising expense decreased $1.7 million.

(1.6)
Decrease in store salaries as a percentage of sales from 13.6% in the second quarter of 2010 to 12.0% in the second quarter of 2011. Store salaries on an absolute dollar basis increased $5.6 million primarily due to increased commissions associated with increased sales.

0.6
Increase in other SG&A expenses as a percentage of sales from 17.7% in the second quarter of 2010 to 18.3% in the second quarter of 2011. On an absolute dollar basis, other SG&A expenses increased $25.2 million primarily due to our acquisitions of Dimensions and Alexandra on August 6, 2010, increased payroll related costs, increased expenses associated with increased sales and approximately $1.0 million in non-cash asset impairment charges taken in the second quarter of fiscal 2011.

(2.0)%	Total

     In the retail segment, SG&A expenses as a percentage of related net sales decreased from 35.0% in the second quarter of 2010 to 34.6% in the second quarter of 2011. On an absolute dollar basis, retail segment SG&A expenses increased $16.7 million primarily due to increased stores salaries, payroll related costs, and other expenses associated with increased sales and approximately $1.0 million in non-cash asset impairment charges taken in the second quarter of fiscal 2011, offset by a decrease in advertising expense.
     In the corporate apparel segment, SG&A expenses as a percentage of related net sales decreased from 103.9% in the second quarter of 2010 to 24.8% in the second quarter of 2011 due primarily to our acquisitions of Dimensions and Alexandra on August 6, 2010. On an absolute dollar basis, corporate apparel segment SG&A expenses increased $12.4 million primarily due to 2011 second quarter expenses of $14.5 million associated with our 2010 UK-based acquisitions.
     Corporate apparel segment operating income of $0.9 million for the second quarter of 2011 includes $0.7 million in integration costs incurred during the quarter and $1.2 million of operating losses in the U.S.
     Our effective income tax rate was 35.5% for the second quarter of 2011 and 37.6% for the second quarter of 2010. The effective tax rate for the second quarter of 2011 was higher than the statutory U.S. federal rate of 35% due mainly to state income taxes, offset partially by lower foreign statutory tax rates imposed on our foreign operations. The effective tax rate for the second quarter of 2010 was higher than the statutory U.S. federal rate primarily due to the unfavorable tax rate effect from state income taxes.
     These factors resulted in net earnings attributable to common shareholders of $57.1 million or 8.7% of net sales for the second quarter of 2011, compared with net earnings of $43.0 million or 8.0% of net sales for the second quarter of 2010.

For the Six Months Ended July 30, 2011 compared to the Six Months Ended July 31, 2010
     The following table sets forth the Company’s results of operations expressed as a percentage of net sales for the periods indicated:

	For the Six Months
	Ended (1)
	July 30,	July 31,
	2011	2010
Net sales:
Retail clothing product	65.7%	71.5%
Tuxedo rental services	17.9	21.2
Alteration and other services	5.9	6.5

Total retail sales	89.5	99.2
Corporate apparel clothing product sales	10.5	0.8

Total net sales	100.0%	100.0%
Cost of sales (2):
Retail clothing product	45.1	44.5
Tuxedo rental services	13.5	15.5
Alteration and other services	73.3	74.4
Occupancy costs	12.3	13.9

Total retail cost of sales	52.9	54.2
Corporate apparel clothing product cost of sales	73.2	73.8

Total cost of sales	55.0	54.3
Gross margin (2):
Retail clothing product	54.9	55.5
Tuxedo rental services	86.5	84.5
Alteration and other services	26.7	25.6
Occupancy costs	(12.3)	(13.9)

Total retail gross margin	47.1	45.8
Corporate apparel clothing product gross margin	26.8	26.2

Total gross margin	45.0	45.7
Selling, general and administrative expenses	34.2	36.7

Operating income	10.7	9.0
Interest income	0.0	0.0
Interest expense	(0.1)	(0.1)

Earnings before income taxes	10.7	8.9
Provision for income taxes	3.9	3.3

Net earnings including noncontrolling interest	6.8	5.6
Net loss attributable to noncontrolling interest	0.0	0.0

Net earnings attributable to common shareholders	6.8%	5.6%

(1)	Percentage line items may not sum to totals due to the effect of rounding.

(2)	Calculated as a percentage of related sales.

     The Company’s total net sales increased $225.5 million, or 22.3%, to $1,235.9 million for the six months ended July 30, 2011 as compared to the same prior year period. Total corporate apparel clothing product sales increased $120.9 million due mainly to $117.2 million in sales from the Dimensions and Alexandra operations acquired on August 6, 2010. Total retail sales increased $104.6 million, or 10.4%, to $1,106.7 million due mainly to an $89.8 million increase in retail clothing product revenues and a $6.8 million increase in tuxedo rental services revenues, and is attributable to the following:

(in millions)	Amount Attributed to

$86.3	Increase in comparable sales.
14.5	Increase in e-commerce, alteration and other services sales.
10.8	Increase from net sales of stores opened in 2010, relocated stores and expanded stores not yet included in comparable sales.
1.7	Increase in net sales from seven new stores opened in 2011.
(16.5)	Decrease in net sales resulting from closed stores.
7.8	Increase in net sales resulting from change in U.S./Canadian dollar exchange rate.

$104.6	Increase in total retail sales.

     Comparable store sales increased 10.8% at Men’s Wearhouse/Men’s Wearhouse and Tux, 5.0% at Moores and 7.5% at K&G. These increases were primarily due to increased retail clothing product sales which increased $89.8 million or 12.4%. Increases at Men’s Wearhouse/Men’s Wearhouse and Tux and Moores were driven by increased units sold per transaction that more than offset a decrease in average unit retails. Increases at K&G were driven by increased average unit retails and units sold per transaction. Tuxedo rental service revenues increased $6.8 million or 3.2% due mainly to higher average rental rates in the U.S. and an increase in paid units rented. Exchange rate changes from a stronger Canadian dollar also caused total retail sales for fiscal 2011 to be $7.8 million more than the comparable prior year sales.
     The Company’s gross margin was as follows:

	For the Six Months Ended
	July 30,	July 31,
	2011	2010
Gross margin (in thousands)	$555,878	$461,275

Gross margin as a percentage of related sales:
Retail gross margin:
Clothing product	54.9%	55.5%
Tuxedo rental services	86.5%	84.5%
Alteration and other services	26.7%	25.6%
Occupancy costs	(12.3)%	(13.9)%

Total retail gross margin	47.1%	45.8%
Corporate apparel clothing product gross margin	26.8%	26.2%

Total gross margin	45.0%	45.7%

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
     In the retail segment, total gross margin as a percentage of related sales increased from 45.8% in the first six months of 2010 to 47.1% in the first six months of 2011 primarily due to improved tuxedo rental services margins, improved alteration and other services margins and a lower occupancy margin, offset slightly by a decrease in retail clothing product margin. On an absolute dollar basis total retail segment gross margin increased $62.1 million or 13.5% from the same prior year period to $521.2 million in the first six months of 2011. Retail clothing product gross margin decreased from 55.5% in the first six months of 2010 to 54.9% in the first six months of 2011 due primarily to more aggressive promotional offerings in the first six months of fiscal 2011 compared to 2010. The tuxedo rental services gross margin increased from 84.5% in the first six months of 2010 to 86.5% in the first six months of 2011 primarily due to a decrease in per unit rental costs in 2011. The gross margin for alteration and other services increased from 25.6% in the first six months of 2010 to 26.7% in the first six months of 2011 mainly as a result of increased alteration sales associated with increased retail clothing product sales in 2011 and cost leverage from these increased sales. Occupancy costs, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, decreased from 13.9% in the first six months of 2010 to 12.3% in the first six months of 2011 primarily due to fewer open stores in 2011, reduced depreciation following impairment charges taken in 2010 and cost leverage from increased sales.
     In the corporate apparel segment, total gross margin as a percentage of related sales increased from 26.2% in the first six months of 2010 to 26.8% in the first six months of 2011 due to our acquisitions of Dimensions and Alexandra on August 6, 2010.
     Selling, general and administrative expenses increased to $423.2 million in the first six months of 2011 from $370.8 million in the first six months of 2010, an increase of $52.4 million or 14.1%. As a percentage of total net sales, these expenses decreased from 36.7% in the first six months of 2010 to 34.2% in the first six months of 2011. The components of this 2.5% net decrease in SG&A expenses as a percentage of total net sales and the related absolute dollar changes were as follows:

%	Attributed to

(1.2)
Decrease in advertising expense as a percentage of sales from 4.4% in the first six months of 2010 to 3.2% in the first six months of 2011. On an absolute dollar basis, advertising expense decreased $5.0 million.

(1.8)
Decrease in store salaries as a percentage of sales from 14.1% in the first six months of 2010 to 12.3% in the first six months of 2011. Store salaries on an absolute dollar basis increased $9.4 million primarily due to increased commissions associated with increased sales.

0.5
Increase in other SG&A expenses as a percentage of sales from 18.2% in the first six months of 2010 to 18.7% in the first six months of 2011. On an absolute dollar basis, other SG&A expenses increased $48.0 million primarily due to our acquisitions of Dimensions and Alexandra on August 6, 2010, increased payroll related costs, increased expenses associated with increased sales and approximately $1.0 million in non-cash asset impairment charges taken in the second quarter of fiscal 2011.

(2.5)%	Total

     In the retail segment, SG&A expenses as a percentage of related net sales decreased from 36.3% in the first six months of 2010 to 35.1% in the first six months of 2011. On an absolute dollar basis, retail segment SG&A expenses increased $24.4 million primarily due to increased stores salaries, payroll related costs, and other expenses associated with increased sales and approximately $1.0 million in non-cash asset impairment charges taken in the second quarter of fiscal 2011, offset by a decrease in advertising expense.
     In the corporate apparel segment, SG&A expenses as a percentage of related net sales decreased from 85.2% in the first six months of 2010 to 27.1% in the first six months of 2011 due primarily to our acquisitions of Dimensions and Alexandra on August 6, 2010. On an absolute dollar basis, corporate apparel segment SG&A expenses increased $28.0 million primarily due to 2011 first half expenses of $29.6 million associated with our 2010 UK-based acquisitions.
     Corporate apparel segment operating loss of $0.4 million for the first six months of 2011 includes $1.4 million in integration costs incurred during the period and $2.3 million of operating losses in the U.S.
     Our effective income tax rate was 36.1% for the first six months of 2011 and 37.2% for the first six months of 2010. The effective tax rate for the first six months of 2011 was higher than the statutory U.S. federal rate of 35% due mainly to state income taxes, offset partially by lower foreign statutory tax rates imposed on our foreign operations. The effective tax rate for the first six months of 2010 was higher than the statutory U.S. federal rate due mainly to state income taxes that were partially offset by benefits resulting from the conclusion of certain income tax audits.
     These factors resulted in net earnings attributable to common shareholders of $84.5 million or 6.8% of net sales for the first six months of 2011, compared with net earnings of $56.5 million or 5.6% of net sales for the first six months of 2010.

Liquidity and Capital Resources
     At July 30, 2011, January 29, 2011 and July 31, 2010, cash and cash equivalents totaled $162.3 million, $136.4 million and $281.5 million, respectively. We had working capital of $535.8 million, $497.4 million and $516.2 million at July 30, 2011, January 29, 2011 and July 31, 2010, respectively. Our primary sources of working capital are cash flows from operations and borrowings under our Credit Agreement. The $38.4 million increase in working capital at July 30, 2011 compared to January 29, 2011 resulted mainly from net earnings adjusted for non-cash charges and increased inventories, which more than offset the purchases of treasury stock made during the first six months of 2011.
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
     The Credit Agreement provides for a total senior revolving credit facility of $200.0 million, with increases to $300.0 million upon additional lender commitments, that matures on January 26, 2016. The Credit Agreement is secured by the stock of certain of our subsidiaries. The Credit Agreement has several borrowing and interest rate options including the following indices: (i) adjusted LIBO rate, (ii) adjusted EURIBO rate, (iii) CDO rate, (iv) Canadian prime rate or (v) an alternate base rate (equal to the greater of the prime rate, the federal funds rate plus 0.5% or the adjusted LIBO rate for a one month period plus 1.0%). Advances under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin up to 2.75%. The Credit Agreement also provides for fees applicable to amounts available to be drawn under outstanding letters of credit which range from 2.00% to 2.75%, and a fee on unused commitments which ranges from 0.35% to 0.50%. As of July 30, 2011, there were no borrowings outstanding under the Credit Agreement.
     The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain certain financial ratios. The restrictive provisions in the Credit Agreement reflect an overall covenant structure that is generally representative of a commercial loan made to an investment-grade company. Our debt, however, is not rated and we have not sought, and are not seeking, a rating of our debt. We were in compliance with the covenants in the Credit Agreement as of July 30, 2011.
     We utilize letters of credit primarily to secure inventory purchases and as collateral for workers compensation claims. At July 30, 2011, letters of credit totaling approximately $24.3 million were issued and outstanding. Borrowings available under our Credit Agreement at July 30, 2011 were $175.7 million.

Cash flow activities
     Operating activities — Our primary source of operating cash flow is from sales to our customers. Our primary uses of cash include clothing product inventory and tuxedo rental product purchases, personnel related expenses, occupancy costs, advertising costs and income tax payments. Our operating activities provided net cash of $122.0 million in the first six months of 2011, due mainly to net earnings, adjusted for non-cash charges, increases in income taxes payable, accounts payable, accrued expenses and other current liabilities and a decrease in other assets, offset by increases in inventories and tuxedo rental product. During the first six months of 2010, our operating activities provided net cash of $130.3 million, due mainly to net earnings, adjusted for non-cash charges, a decrease in inventories and an increase in accounts payable, accrued expenses and other current liabilities, offset by increases in tuxedo rental product and a decrease in income taxes payable. The increase in inventories during the first six months of 2011 was primarily due to increased retail sales and planned promotions in the second half of fiscal 2011. The decrease in inventories during the first six months of 2010 was primarily due to lower inventory purchases as a result of decreased clothing sales in 2009 and our continued efforts in 2010 to align our inventory purchases with sales expectations. Tuxedo rental product increased in each of the periods to support the continued growth of our tuxedo rental business and to replenish retired rental product. The increases in accounts payable, accrued expenses and other current liabilities in the first six months of 2011 and 2010 were primarily due to the timing of vendor payments and the seasonal increase in tuxedo rental deposits. The decrease in other assets and the increase in income taxes payable in the first six months of 2011 and the decrease in income taxes payable in the first six months of 2010 were due to the timing and amounts of required tax payments.
     Investing activities — Our cash outflows from investing activities are primarily for capital expenditures. During the first six months of 2011 and 2010, our investing activities used net cash of $38.2 million and $25.8 million, respectively, primarily for capital expenditures of $38.3 million and $25.9 million for the first six months of 2011 and 2010, respectively. Our capital expenditures relate to costs incurred for stores opened, remodeled or relocated during the period or under construction at the end of the period, office and distribution facility additions and infrastructure technology investments.
     Financing activities — Our cash outflows from financing activities consist primarily of cash dividend payments and purchases of treasury shares, while cash inflows from financing activities consist primarily of proceeds from the issuance of common stock. During the first six months of 2011, our financing activities used net cash of $58.7 million due mainly to the purchase of treasury shares of $49.0 million and cash dividends paid of $12.7 million, offset by $4.6 million proceeds from the issuance of common stock. Our financing activities used net cash of $10.2 million for the first six months of 2010, due mainly to cash dividends paid of $9.5 million.
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
     No shares were repurchased under the August 2007 authorization during the first six months of fiscal 2010. During the first six months of fiscal 2011, 1,822,340 shares for $48.8 million at an average price per share of $26.78 were repurchased under the January 2011 authorization. At July 30, 2011, the remaining balance available under the January 2011 authorization was $101.2 million. Subsequent to July 30, 2011 and through September 2, 2011, we have purchased 500,000 shares for $15.0 million at an average price per share of $29.98 under the January 2011 authorization.
     During the first six months ended July 30, 2011, 7,132 shares at a cost of $0.2 million were repurchased at an average price per share of $27.77 in a private transaction to satisfy tax withholding obligations arising upon the vesting of certain restricted stock. During the first six months ended July 31, 2010, 7,134 shares at a cost of $0.1 million were repurchased at an average price per share of $20.24 in a private transaction to satisfy tax withholding obligations arising upon the vesting of certain restricted stock.

     The following table summarizes our treasury stock repurchases (in thousands, except share data and average price per share):

	For the Six Months Ended
	July 30,	July 31,
	2011	2010
Shares repurchased	1,829,472	7,134
Total costs	$48,999	$144
Average price per share	$26.78	$20.24
     Dividends — Cash dividends paid were approximately $12.7 million and $9.5 million for the six months ended July 30, 2011 and July 31, 2010, respectively.
     In June 2011, our Board of Directors declared a quarterly cash dividend of $0.12 per share payable on September 23, 2011 to shareholders of record at close of business on September 13, 2011. The dividend payout is estimated to be approximately $6.3 million and is included in accrued expenses and other current liabilities on the condensed consolidated balance sheet as of July 30, 2011.
Future cash flow
     Our primary uses of cash are to finance working capital requirements of our operations. In addition, we will use cash to fund capital expenditures, income tax and dividend payments, operating leases and various other commitments and obligations, as they arise.
     Current domestic and global economic conditions, including high unemployment levels, reduced public sector spending and constrained credit markets, could negatively affect our future operating results as well as our existing cash and cash equivalents balances. In addition, conditions in the financial markets could limit our access to additional capital resources, if needed, and could increase associated costs. We believe based on our current business plan that our existing cash and cash flows from operations will be sufficient to fund our planned store openings, relocations and remodelings, other capital expenditures and operating cash requirements, including integration costs and other requirements related to our August 6, 2010 UK-based acquisitions, and that we will be able to maintain compliance with the covenants in our Credit Agreement for at least the next 12 months. Borrowings available under our Credit Agreement were $175.7 million as of July 30, 2011.
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
Changes in Internal Controls over Financial Reporting
     Other than the events discussed under the Dimensions and Alexandra acquisitions below, there were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended July 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
     On October 8, 2009, the Company was named in a federal securities class action lawsuit filed in the United States District Court for the Southern District of Texas, Houston Division. The case was styled Material Yard Workers Local 1175 Benefit Funds, et al. v. The Men’s Wearhouse, Inc., Case No. 4:09-cv-03265. The class period alleged in the complaint ran from March 7, 2007 to January 9, 2008. The primary allegations were that the Company issued false and misleading press releases regarding its guidance for fiscal year 2007 on various occasions during the alleged class period. The complaint sought damages based on the decline in the Company’s stock price following the announcement of lowered guidance on Oct. 10, 2007, Nov. 28, 2007, and Jan. 9, 2008. The Company filed a motion to dismiss on April 12, 2010. On July 22, 2011, the Court dismissed the lawsuit without leave to amend, and the plaintiff did not appeal the dismissal.
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

ITEM 6 — EXHIBITS
     (a) Exhibits.

Exhibit
Number		Exhibit Index
10.1	—	First Amendment to The Men’s Wearhouse, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 17, 2011).
31.1	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).
31.2	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).
32.1	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).
32.2	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).
101.1	—	The following financial information from The Men’s Wearhouse, Inc.’s Quarterly Report on Form 10-Q for the three and six months ended July 30, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Other Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, The Men’s Wearhouse, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: September 8, 2011

THE MEN’S WEARHOUSE, INC.
By	/s/ NEILL P. DAVIS
Neill P. Davis Executive Vice President, Chief Financial Officer, Treasurer and Principal Financial Officer

EXHIBIT INDEX

Exhibit
Number		Exhibit Index
10.1	—	First Amendment to The Men’s Wearhouse, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 17, 2011).
31.1	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).
31.2	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).
32.1	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).
32.2	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).
101.1	—	The following financial information from The Men’s Wearhouse, Inc.’s Quarterly Report on Form 10-Q for the three and six months ended July 30, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.