Form 10-Q
period 2011-10-29
MENS WEARHOUSE INC
filed 2011-12-08
CIK 884217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2011 or

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
     The number of shares of common stock of the Registrant, par value $.01 per share, outstanding at December 1, 2011 was 51,262,224 excluding 20,447,822 shares classified as Treasury Stock.

REPORT INDEX

Part and Item No.	Page No.
PART I — Financial Information

Item 1 — Condensed Consolidated Financial Statements

General Information	1

Condensed Consolidated Balance Sheets as of October 29, 2011 (unaudited), October 30, 2010 (unaudited) and January 29, 2011	2

Condensed Consolidated Statements of Earnings for the Three and Nine Months Ended October 29, 2011 (unaudited) and October 30, 2010 (unaudited)	3

Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended October 29, 2011 (unaudited) and October 30, 2010 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 29, 2011 (unaudited) and October 30, 2010 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3 — Quantitative and Qualitative Disclosures about Market Risk	35

Item 4 — Controls and Procedures	35

PART II — Other Information

Item 1 — Legal Proceedings	36

Item 1A — Risk Factors	36

Item 2— Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 6 — Exhibits	37

SIGNATURES	37
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
     Forward-looking statements are not guarantees of future performance and a variety of factors could cause actual results to differ materially from the anticipated or expected results expressed in or suggested by these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to: actions by governmental entities; domestic and international economic activity and inflation; success, or lack thereof, in executing our internal operating plans and new store and new market expansion plans, including integration of acquisitions; performance issues with key suppliers; disruption in buying practices due to homeland security concerns; severe weather; foreign currency fluctuations; government export and import policies; aggressive advertising or marketing activities of competitors; and legal proceedings. Future results will also be dependent upon our ability to continue to identify and complete successful expansions and penetrations into existing and new markets and our ability to integrate such expansions with our existing operations. Refer to “Risk Factors” in our Annual Report on Form 10-K for the year ended January 29, 2011 for a more complete discussion of these and other factors that might affect our performance and financial results. These forward-looking statements are intended to convey the Company’s expectations about the future, and speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.
PART I. FINANCIAL INFORMATION
ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GENERAL INFORMATION
     The condensed consolidated financial statements herein include the accounts of The Men’s Wearhouse, Inc. and its subsidiaries and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. As applicable under such regulations, certain information and footnote disclosures have been condensed or omitted. We believe that the presentation and disclosures herein are adequate to make the information not misleading, and the condensed consolidated financial statements reflect all elimination entries and normal recurring adjustments which are necessary for a fair statement of the results for the three and nine months ended October 29, 2011 and October 30, 2010.
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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 29,	October 30,	January 29,
	2011	2010	2011
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$138,545	$197,843	$136,371
Accounts receivable, net	66,094	65,069	60,607
Inventories	616,758	509,422	486,499
Other current assets	61,088	62,830	80,531

Total current assets	882,485	835,164	764,008

PROPERTY AND EQUIPMENT, net	348,785	333,007	332,611

TUXEDO RENTAL PRODUCT, net	85,876	86,121	89,465
GOODWILL	88,707	90,580	87,994
INTANGIBLE ASSETS, net	35,378	38,678	37,348
OTHER ASSETS	3,579	21,831	8,892

TOTAL ASSETS	$1,444,810	$1,405,381	$1,320,318

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$155,610	$145,138	$123,881
Accrued expenses and other current liabilities	146,391	130,550	139,640
Income taxes payable	22,727	12,294	3,135
Current maturities of long-term debt	—	45,584	—

Total current liabilities	324,728	333,566	266,656

DEFERRED TAXES AND OTHER LIABILITIES	76,429	72,664	69,809

Total liabilities	401,157	406,230	336,465

COMMITMENTS AND CONTINGENCIES (Note 4 and Note 15)

EQUITY:
Preferred stock	—	—	—
Common stock	717	709	710
Capital in excess of par	356,414	336,942	341,663
Retained earnings	1,108,662	1,023,467	1,002,975
Accumulated other comprehensive income	41,504	37,651	38,366
Treasury stock, at cost	(476,749)	(412,761)	(412,761)

Total equity attributable to common shareholders	1,030,548	986,008	970,953

Noncontrolling interest	13,105	13,143	12,900

Total equity	1,043,653	999,151	983,853

TOTAL LIABILITIES AND EQUITY	$1,444,810	$1,405,381	$1,320,318

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010
Net sales:
Retail clothing product	$377,307	$350,250	$1,189,357	$1,072,539
Tuxedo rental services	112,005	111,297	333,413	325,913
Alteration and other services	34,480	33,022	107,767	98,262

Total retail sales	523,792	494,569	1,630,537	1,496,714
Corporate apparel clothing product sales	60,810	55,534	189,978	63,844

Total net sales	584,602	550,103	1,820,515	1,560,558

Cost of sales:
Retail clothing product	161,669	163,231	527,938	484,913
Tuxedo rental services	15,761	17,484	45,730	50,846
Alteration and other services	26,669	24,598	80,352	73,108
Occupancy costs	69,425	68,978	205,006	208,472

Total retail cost of sales	273,524	274,291	859,026	817,339
Corporate apparel clothing product cost of sales	42,909	40,813	137,442	46,945

Total cost of sales	316,433	315,104	996,468	864,284

Gross margin:
Retail clothing product	215,638	187,019	661,419	587,626
Tuxedo rental services	96,244	93,813	287,683	275,067
Alteration and other services	7,811	8,424	27,415	25,154
Occupancy costs	(69,425)	(68,978)	(205,006)	(208,472)

Total retail gross margin	250,268	220,278	771,511	679,375
Corporate apparel clothing product gross margin	17,901	14,721	52,536	16,899

Total gross margin	268,169	234,999	824,047	696,274

Selling, general and administrative expenses	208,147	200,588	631,370	571,406

Operating income	60,022	34,411	192,677	124,868

Interest income	112	83	270	163
Interest expense	(396)	(357)	(1,051)	(937)

Earnings before income taxes	59,738	34,137	191,896	124,094
Provision for income taxes	19,836	8,789	67,532	42,222

Net earnings including noncontrolling interest	39,902	25,348	124,364	81,872
Net (earnings) loss attributable to noncontrolling interest	(25)	(89)	16	(89)

Net earnings attributable to common shareholders	$39,877	$25,259	$124,380	$81,783

Net earnings per common share attributable to common shareholders (Note 3):
Basic	$0.77	$0.47	$2.39	$1.54

Diluted	$0.77	$0.47	$2.37	$1.54

Weighted average common shares outstanding (Note 3):
Basic	51,110	52,702	51,505	52,589

Diluted	51,339	52,895	51,776	52,776

Cash dividends declared per common share	$0.12	$0.09	$0.36	$0.27

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010
Net earnings including noncontrolling interest	$39,902	$25,348	$124,364	$81,872

Change in derivative fair values, net of tax	—	(94)	—	—
Currency translation adjustments, net of tax	(8,051)	1,487	3,359	5,164

Total comprehensive income including noncontrolling interest	31,851	26,741	127,723	87,036

Less comprehensive income attributable to noncontrolling interest:
Net (earnings) loss	(25)	(89)	16	(89)
Currency translation adjustments, net of tax	228	(50)	(221)	(50)

Amounts attributable to noncontrolling interest	203	(139)	(205)	(139)

Comprehensive income attributable to common shareholders	$32,054	$26,602	$127,518	$86,897

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended
	October 29,	October 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings including noncontrolling interest	$124,364	$81,872
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	56,572	57,210
Tuxedo rental product amortization	25,923	31,732
Loss on disposition of assets	2,163	209
Asset impairment charges	1,709	3,350
Gain on bargain purchase acquisition	—	(524)
Deferred rent expense	1,063	2,138
Share-based compensation	10,166	8,787
Excess tax benefits from share-based plans	(1,592)	(952)
Deferred tax (benefit) provision	12,655	(1,724)
Increase in accounts receivable	(4,725)	(23,708)
Increase in inventories	(128,624)	(6,502)
Increase in tuxedo rental product	(22,159)	(14,492)
Decrease in other assets	11,678	4,194
Increase in accounts payable, accrued expenses and other current liabilities	32,886	36,760
Increase (decrease) in income taxes payable	26,036	(12,271)
Decrease in other liabilities	(569)	(197)

Net cash provided by operating activities	147,546	165,882

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(66,960)	(43,835)
Acquisitions of businesses, net of cash	—	(97,786)
Proceeds from sales of property and equipment	59	76

Net cash used in investing activities	(66,901)	(141,545)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	5,995	2,503
Cash dividends paid	(18,880)	(14,318)
Tax payments related to vested deferred stock units	(2,955)	(2,748)
Excess tax benefits from share-based plans	1,592	952
Purchase of treasury stock	(63,988)	(144)

Net cash used in financing activities	(78,236)	(13,755)

Effect of exchange rate changes	(235)	1,243

INCREASE IN CASH AND CASH EQUIVALENTS	2,174	11,825
Balance at beginning of period	136,371	186,018

Balance at end of period	$138,545	$197,843

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
     On August 6, 2010, we acquired Dimensions Clothing Limited (“Dimensions”) and certain assets of Alexandra plc (“Alexandra”), two leading providers of corporate clothing uniforms and workwear in the United Kingdom (refer to Note 2 for further details regarding the acquisitions). As a result of these acquisitions, in the third quarter of fiscal 2010, the Company revised its segment reporting to reflect two reportable segments, retail and corporate apparel, based on the way we manage, evaluate and internally report our business activities. Prior to these acquisitions our corporate apparel business did not have a significant effect on the revenues or expenses of the Company and we reported our business as one operating segment. Refer to Note 13 for further segment information.
     On September 1, 2010, the Company assigned its rights to receive an aggregate of $2.6 million of the proceeds from life insurance policies on the life of George Zimmer, Executive Chairman of the Board, to Mr. Zimmer and a trust for the benefit of Mr. Zimmer in exchange for a cash payment of $2.6 million from Mr. Zimmer. The Company acquired the right to receive a portion of the proceeds from the life insurance policies as a result of paying premiums in the amount of $2.6 million on the policies. All such premium payments were made by the Company prior to 2003.
     Recent Accounting Pronouncements — In September 2011, the Financial Accounting Standards Board (“FASB”) issued updated guidance regarding testing goodwill for impairment. The updated guidance will allow for companies to first assess qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test. Under this amendment, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendment includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this update will only impact our testing of goodwill for impairment and will have no impact on our financial position, results of operations or cash flows. We are currently evaluating the impact of this updated guidance on our goodwill impairment testing process.
     In June 2011, the FASB issued updated guidance regarding the presentation of comprehensive income. The updated guidance allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. The update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The guidance will be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption of this update will only impact the presentation of comprehensive income in our condensed consolidated financial statements.

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
          Total integration costs incurred for the acquisitions of Dimensions and Alexandra were $1.0 million and $2.5 for the three and nine months ended October 29, 2011, respectively, and are included in selling, general and administrative expenses (“SG&A”) in the condensed consolidated statement of earnings. Total acquisition transaction and integration costs incurred for the acquisitions of Dimensions and Alexandra were $1.4 million and $4.1 for the three and nine months ended October 30, 2010, respectively, and are included in SG&A in the condensed consolidated statement of earnings.
          For the three months ended October 29, 2011, the acquired businesses contributed net sales of $53.9 million, gross margin of $17.0 million and net earnings, including the pretax $1.0 million in integration costs, of $0.9 million to the Company’s condensed consolidated net earnings attributable to common shareholders. For the nine months ended October 29, 2011, the acquired businesses contributed net sales of $171.1 million, gross margin of $48.5 million and net earnings, including the pretax $2.5 million in integration costs, of $2.1 million to the Company’s condensed consolidated net earnings attributable to common shareholders. From the date of acquisition to the period ended October 30, 2010, the acquired businesses contributed net sales of $50.6 million, gross margin of $13.6 million and net earnings, including the pretax

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
$4.1 million in acquisition transaction and integration costs, of $2.5 million to the Company’s condensed consolidated net earnings attributable to common shareholders.
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

	For the Three	For the Nine
	Months Ended	Months Ended
	October 30, 2010	October 30, 2010
Total net sales	$552,728	$1,623,168

Net earnings attributable to common shareholders	$26,220	$86,463

Net earnings per common share attributable to common shareholders:

Basic	$0.49	$1.63

Diluted	$0.49	$1.62

     This pro forma information is not necessarily indicative of the results of operations that actually would have resulted had the Dimensions acquisition occurred on the dates indicated above or that may result in the future and does not reflect potential synergies, integration costs or other such costs and savings.
     Subsequent to completion of the acquisitions, Alexandra operations were extended to The Netherlands and France through newly formed subsidiaries during the fourth quarter of fiscal 2010. These subsidiaries did not have a material impact on our financial position, results of operations or cash flows as of and for the three and nine months ended October 29, 2011.
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

	For the Three Months Ended		For the Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010
Numerator
Total net earnings attributable to common shareholders	$39,877	$25,259	$124,380	$81,783
Net earnings allocated to participating securities (restricted stock and deferred stock units)	(516)	(236)	(1,496)	(758)

Net earnings attributable to common shareholders	$39,361	$25,023	$122,884	$81,025

Denominator
Basic weighted average common shares outstanding	51,110	52,702	51,505	52,589
Effect of dilutive securities:
Stock options and equity-based compensation	229	193	271	187

Diluted weighted average common shares outstanding	51,339	52,895	51,776	52,776

Net earnings per common share attributable to common shareholders:
Basic	$0.77	$0.47	$2.39	$1.54

Diluted	$0.77	$0.47	$2.37	$1.54

     For the three and nine months ended October 29, 2011, 0.5 million and 0.4 million anti-dilutive stock options were excluded from the calculation of diluted earnings per common share, respectively. For the three and nine months ended October 30, 2010, 0.9 million anti-dilutive stock options were excluded from each of the calculations of diluted earnings per common share.
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
     The Credit Agreement provides for a total senior revolving credit facility of $200.0 million, with increases to $300.0 million upon additional lender commitments, that matures on January 26, 2016. The Credit Agreement is secured by the stock of certain of our subsidiaries. The Credit Agreement has several borrowing and interest rate options including the following indices: (i) adjusted LIBO rate, (ii) adjusted EURIBO rate, (iii) CDO rate, (iv) Canadian prime rate or (v) an alternate base rate (equal to the greater of the prime rate, the federal funds rate plus 0.5% or the adjusted LIBO rate for a one month period plus 1.0%). Advances under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin up to 2.75%. The Credit Agreement also provides for fees applicable to amounts available to be drawn under outstanding letters of credit which range from 2.00% to 2.75%, and a fee on unused commitments which ranges from 0.35% to 0.50%. As of October 29, 2011, there were no borrowings outstanding under the Credit Agreement.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain certain financial ratios. The restrictive provisions in the Credit Agreement reflect an overall covenant structure that is generally representative of a commercial loan made to an investment-grade company. Our debt, however, is not rated and we have not sought, and are not seeking, a rating of our debt. We were in compliance with the covenants in the Credit Agreement as of October 29, 2011.
     We utilize letters of credit primarily to secure inventory purchases and as collateral for workers compensation claims. At October 29, 2011, letters of credit totaling approximately $29.0 million were issued and outstanding. Borrowings available under our Credit Agreement at October 29, 2011 were $171.0 million.
5. Supplemental Cash Flows
     Supplemental disclosure of cash flow information is as follows (in thousands):

	For the Nine Months Ended
	October 29,	October 30,
	2011	2010
Cash paid during the nine months for:
Interest	$713	$785

Income taxes, net	$16,376	$55,322

Schedule of noncash investing and financing activities:
Tax benefit related to share-based plans	$1,552	$662

Treasury stock contributed to employee stock plan	$—	$9

Cash dividends declared	$6,209	$4,783

     We had unpaid capital expenditure purchases accrued in accounts payable, accrued expenses and other current liabilities of approximately $11.4 million and $2.1 million at October 29, 2011 and October 30, 2010, respectively. Capital expenditure purchases are recorded as cash outflows from investing activities in the condensed consolidated statement of cash flows in the period they are paid.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. Other Current Assets, Accrued Expenses and Other Current Liabilities and Deferred Taxes and Other Liabilities
     Other current assets consist of the following (in thousands):

	October 29,	October 30,	January 29,
	2011	2010	2011
Prepaid expenses	$30,035	$29,851	$31,009
Current deferred tax asset	24,138	26,521	32,151
Tax receivable	119	174	12,927
Other	6,796	6,284	4,444

Total other current assets	$61,088	$62,830	$80,531

     Accrued expenses and other current liabilities consist of the following (in thousands):

Accrued salary, bonus, sabbatical and vacation	$44,461	$35,689	$50,831
Sales, payroll and property taxes payable	22,934	19,081	17,005
Accrued workers compensation and medical costs	18,144	17,090	17,318
Customer deposits, prepayments and refunds payable	18,376	14,130	12,770
Unredeemed gift certificates	11,556	11,921	14,385
Loyalty program reward certificates	7,385	7,002	7,636
Cash dividends declared	6,209	4,783	6,396
Other	17,326	20,854	13,299

Total accrued expenses and other current liabilities	$146,391	$130,550	$139,640

     Deferred taxes and other liabilities consist of the following (in thousands):

Deferred rent and landlord incentives	$50,546	$47,544	$47,910
Non-current deferred and other income tax liabilities	19,292	17,433	15,079
Other	6,591	7,687	6,820

Total deferred taxes and other liabilities	$76,429	$72,664	$69,809

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7. Equity and Noncontrolling Interest
     A reconciliation of the total carrying amount of the Company’s equity accounts for the nine months ended October 29, 2011 is as follows (in thousands):

						Total
				Accumulated		Equity
		Capital in		Other		Attributable to
	Common	Excess of	Retained	Comprehensive	Treasury	Common	Noncontrolling	Total
	Stock	Par Value	Earnings	Income	Stock, at Cost	Shareholders	Interest	Equity
Balances — January 29, 2011	$710	$341,663	$1,002,975	$38,366	$(412,761)	$970,953	$12,900	$983,853
Net earnings (loss)	—	—	124,380	—	—	124,380	(16)	124,364
Other comprehensive income	—	—	—	3,138	—	3,138	221	3,359
Cash dividends	—	—	(18,693)	—	—	(18,693)	—	(18,693)
Share-based compensation	—	10,166	—	—	—	10,166	—	10,166
Common stock issued to stock discount plan	1	1,724	—	—	—	1,725	—	1,725
Common stock issued upon exercise of stock options	3	4,267	—	—	—	4,270	—	4,270
Common stock issued pursuant to restricted stock and deferred stock unit awards	3	(3)	—	—	—	—	—	—
Tax payments related to vested deferred stock units	—	(2,955)	—	—	—	(2,955)	—	(2,955)
Tax benefit related to share-based plans	—	1,552	—	—	—	1,552	—	1,552
Treasury stock purchased	—	—	—	—	(63,988)	(63,988)	—	(63,988)

Balances — October 29, 2011	$717	$356,414	$1,108,662	$41,504	$(476,749)	$1,030,548	$13,105	$1,043,653

     A reconciliation of the total carrying amount of the Company’s equity accounts for the nine months ended October 30, 2010 is as follows (in thousands):

						Total
				Accumulated		Equity
		Capital in		Other		Attributable to
	Common	Excess of	Retained	Comprehensive	Treasury	Common	Noncontrolling	Total
	Stock	Par Value	Earnings	Income	Stock, at Cost	Shareholders	Interest	Equity
Balances — January 30, 2010	$705	$327,742	$956,032	$32,537	$(412,626)	$904,390	$—	$904,390
Net earnings	—	—	81,783	—	—	81,783	89	81,872
Other comprehensive income	—	—	—	5,114	—	5,114	50	5,164
Cash dividends	—	—	(14,348)	—	—	(14,348)	—	(14,348)
Share-based compensation	—	8,787	—	—	—	8,787	—	8,787
Common stock issued to stock discount plan	1	1,511	—	—	—	1,512	—	1,512
Common stock issued upon exercise of stock options	1	990	—	—	—	991	—	991
Common stock issued pursuant to restricted stock and deferred stock unit awards	2	(2)	—	—	—	—	—	—
Tax payments related to vested deferred stock units	—	(2,748)	—	—	—	(2,748)	—	(2,748)
Tax benefit related to share-based plans	—	662	—	—	—	662	—	662
Treasury stock purchased	—	—	—	—	(144)	(144)	—	(144)
Treasury stock issued to profit sharing plan	—	—	—	—	9	9	—	9
Fair value of noncontrolling interest associated with business acquired	—	—	—	—	—	—	13,004	13,004

Balances — October 30, 2010	$709	$336,942	$1,023,467	$37,651	$(412,761)	$986,008	$13,143	$999,151

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8. Treasury Stock
     As of October 29, 2011, we had 20,447,822 shares held in treasury stock. The change in our treasury shares for the year ended January 29, 2011 and for the nine months ended October 29, 2011 is provided below:

Treasury Shares
Balance, January 30, 2010	18,111,602
Treasury stock issued to profit sharing plan	(386)
Purchases of treasury stock	7,134

Balance, January 29, 2011	18,118,350
Purchases of treasury stock	2,329,472

Balance, October 29, 2011	20,447,822

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
     No shares were repurchased under the August 2007 authorization during the first nine months of fiscal 2010. During the first nine months of fiscal 2011, 2,322,340 shares at a cost of $63.8 million were repurchased at an average price per share of $27.47 under the January 2011 authorization. At October 29, 2011, the remaining balance available under the January 2011 authorization was $86.2 million.
     During the nine months ended October 29, 2011, 7,132 shares at a cost of $0.2 million were repurchased at an average price per share of $27.77 in a private transaction to satisfy tax withholding obligations arising upon the vesting of certain restricted stock. During the nine months ended October 30, 2010, 7,134 shares at a cost of $0.1 million were repurchased at an average price per share of $20.24 in a private transaction to satisfy tax withholding obligations arising upon the vesting of certain restricted stock.
     The following table summarizes our treasury stock repurchases (in thousands, except share data and average price per share):

	For the Nine Months Ended
	October 29, 2011	October 30, 2010
Shares repurchased	2,329,472	7,134
Total cost	$63,988	$144
Average price per share	$27.47	$20.24

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. Share-Based Compensation Plans
     We maintain several equity plans under which we may grant stock options, stock appreciation rights, restricted stock, deferred stock units and performance based awards to full-time key employees and non-employee directors. We account for share-based awards in accordance with the FASB standard regarding share-based payments, which requires the compensation cost resulting from all share-based payment transactions be recognized in the financial statements. The amount of compensation cost is measured based on the grant-date fair value of the instrument issued and is recognized over the vesting period. Share-based compensation expense recognized for the three and nine months ended October 29, 2011 was $3.7 million and $10.2 million, respectively. Share-based compensation expense recognized for the three and nine months ended October 30, 2010 was $3.1 million and $8.8 million, respectively.
     Stock Options
     The following table summarizes stock option activity for the nine months ended October 29, 2011:

		Weighted-
		Average
		Exercise
	Shares	Price
Outstanding at January 29, 2011	1,563,473	$20.64
Granted	138,250	27.84
Exercised	(275,471)	15.50
Forfeited	(5,000)	22.72
Expired	(3,216)	13.74

Outstanding at October 29, 2011	1,418,036	$22.35

Exercisable at October 29, 2011	713,523	$20.43

     The weighted-average grant date fair value of the 138,250 stock options granted during the nine months ended October 29, 2011 was $11.65 per share. The following table summarizes the weighted average assumptions used to fair value stock options at the date of grant using the Black-Scholes option pricing model for the three and nine months ended October 29, 2011:

	For the Three	For the Nine
	Months Ended	Months Ended
	October 29,	October 29,
	2011	2011
Risk-free interest rate	0.98%	2.16%
Expected lives	5.0 years	5.0 years
Dividend yield	1.74%	1.70%
Expected volatility	57.92%	53.67%
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
     As of October 29, 2011, we have unrecognized compensation expense related to nonvested stock options of approximately $5.3 million which is expected to be recognized over a weighted average period of 2.5 years.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nonvested Shares
     The following table summarizes deferred stock unit activity for the nine months ended October 29, 2011:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 29, 2011	419,085	$24.28
Granted	470,999	28.65
Vested (1)	(338,510)	24.18
Forfeited	(6,625)	26.14

Nonvested at October 29, 2011	544,949	$28.10

(1)	Includes 108,457 shares relinquished for tax payments related to vested deferred stock units for the nine months ended October 29, 2011.
     The following table summarizes restricted stock activity for the nine months ended October 29, 2011:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 29, 2011	49,185	$26.04
Granted	114,013	28.18
Vested	(39,556)	26.06
Forfeited	—	—

Nonvested at October 29, 2011	123,642	$28.01

     As of October 29, 2011, we have unrecognized compensation expense related to nonvested shares of approximately $11.9 million which is expected to be recognized over a weighted average period of 1.6 years.
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
     During the nine months ended October 29, 2011, employees purchased 76,699 shares under the ESDP, which had a weighted-average share price of $22.48 per share. As of October 29, 2011, 980,367 shares were reserved for future issuance under the ESDP.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10. Goodwill and Other Intangible Assets
     Goodwill
     Goodwill allocated to the Company’s reportable segments and changes in the net carrying amount of goodwill for the nine months ended October 29, 2011 are as follows (in thousands):

	Retail	Corporate Apparel	Total
Balance at January 29, 2011	$59,889	$28,105	$87,994
Translation adjustment	258	455	713

Balance at October 29, 2011	$60,147	$28,560	$88,707

     Goodwill is evaluated for impairment annually as of our fiscal year end. A more frequent evaluation is performed if events or circumstances indicate that impairment could have occurred. Such events or circumstances could include, but are not limited to, new significant negative industry or economic trends, unanticipated changes in the competitive environment, decisions to significantly modify or dispose of operations and a significant sustained decline in the market price of our stock. No additional impairment evaluation was considered necessary during the first nine months of 2011.
     Intangible Assets
     The gross carrying amount and accumulated amortization of our identifiable intangible assets are as follows (in thousands):

	October 29,	October 30,	January 29,
	2011	2010	2011
Amortizable intangible assets:
Carrying amount:
Trademarks, tradenames, and other intangibles	$12,725	$16,638	$16,094
Customer relationships	32,968	32,751	32,417

Total carrying amount	45,693	49,389	48,511

Accumulated amortization:
Trademarks, tradenames, and other intangibles	(8,191)	(11,359)	(11,121)
Customer relationships	(3,414)	(634)	(1,311)

Total accumulated amortization	(11,605)	(11,993)	(12,432)

Total amortizable intangible assets, net	34,088	37,396	36,079

Infinite-lived intangible assets:
Trademarks	1,290	1,282	1,269

Total intangible assets, net	$35,378	$38,678	$37,348

     The pretax amortization expense associated with intangible assets subject to amortization totaled approximately $2.6 million and $1.5 million for the nine months ended October 29, 2011 and October 30, 2010, respectively, and approximately $2.4 million for the year ended January 29, 2011. Pretax amortization associated with intangible assets subject to amortization at October 29, 2011 is estimated to be $0.8 million for the remainder of fiscal year 2011, $3.3 million for fiscal year 2012, $3.2 million for each of the fiscal years 2013 and 2014 and $3.1 million for fiscal year 2015.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11. Fair Value Measurements
     Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The authoritative guidance for fair value measurements establishes a three-tier fair value hierarchy, categorizing the inputs used to measure fair value. The hierarchy can be described as follows: Level 1 — observable inputs such as quoted prices in active markets; Level 2 — inputs other than the quoted prices in active markets that are observable either directly or indirectly; and Level 3 - unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
     Effective January 31, 2010, we adopted enhanced disclosure requirements for fair value measurements. We adopted the second phase of the enhanced disclosure requirements for fair value measurements effective January 30, 2011. Refer to Note 1. There were no transfers into or out of Level 1 and Level 2 during the three and nine months ended October 29, 2011 or October 30, 2010, respectively, or during the year ended January 29, 2011.
     Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

	Fair Value Measurements at Reporting Date Using
	Quoted Prices
	in Active
	Markets for
	Identical	Significant Other	Significant
	Instruments	Observable Inputs	Unobservable Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
At October 29, 2011-
Assets:
Derivative financial instruments	$—	$264	$—	$264

Liabilities:
Derivative financial instruments	$—	$32	$—	$32

At January 29, 2011-
Assets:
Derivative financial instruments	$—	$361	$—	$361

Liabilities:
Derivative financial instruments	$—	$35	$—	$35

At October 30, 2010-
Assets:
Derivative financial instruments	$—	$364	$—	$364

Liabilities:
Derivative financial instruments	$—	$548	$—	$548

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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Assets and Liabilities that are Measured at Fair Value on a Non-Recurring Basis
     Long-lived assets, such as property and equipment and identifiable intangibles with finite useful lives, are periodically evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the asset carrying amount exceeds its fair value, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset. The fair values of long-lived assets held-for-use are based on our own judgments about the assumptions that market participants would use in pricing the asset and on observable market data, when available. We classify these measurements as Level 3 within the fair value hierarchy. For the three and nine months ended October 29, 2011, we recorded charges for the impairment of long-lived assets of $0.7 million and $1.7 million, respectively, which is included within SG&A in our condensed consolidated statement of earnings. The asset impairment charges reduced the carrying amounts of the applicable long-lived assets, primarily leasehold improvements for certain Men’s Wearhouse and Tux stores, to their fair values of $0.4 million as of October 29, 2011. For the three and nine months ended October 30, 2010, we recorded charges for the impairment of long-lived assets of $3.2 million and $3.4 million, respectively, which is included within SG&A in our condensed consolidated statement of earnings. The asset impairment charges reduced the carrying amounts of the applicable long-lived assets, primarily leasehold improvements for certain Men’s Wearhouse and Tux stores, to their fair values of $0.5 million as of October 30, 2010.
     Fair Value of Financial Instruments
     Our financial instruments, other than those presented in the disclosures above, consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities and current maturities of long-term debt. Management estimates that, as of October 29, 2011, October 30, 2010 and January 29, 2011, the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximate their fair value due to the highly liquid or short-term nature of these instruments. The fair value of current maturities of long-term debt at October 30, 2010 approximate their carrying amounts based upon terms available to us for borrowings with similar arrangements and remaining maturities.
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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The table below discloses the fair value of the derivative financial instruments included in the condensed consolidated balance sheets as of October 29, 2011, January 29, 2011 and October 30, 2010 (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:

At October 29, 2011- Foreign exchange forward contracts	Other current assets	$264	Accrued expenses and other current liabilities	$32

At January 29, 2011- Foreign exchange forward contracts	Other current assets	$361	Accrued expenses and other current liabilities	$35

At October 30, 2010- Foreign exchange forward contracts	Other current assets	$364	Accrued expenses and other current liabilities	$548

     At October 29, 2011, we had five contracts to purchase euros for an aggregate notional amount of US$1.0 million maturing in various increments at various dates through April 2012, two contracts to purchase United States dollars (“USD”) for an aggregate notional amount of Canadian dollars (“CAD”) $1.1 million maturing in various increments at various dates through December 2011 and 16 contracts to purchase USD for an aggregate notional amount of pounds Sterling (“GBP”) £5.7 million maturing in various increments at various dates through December 2011. For the three and nine months ended October 29, 2011, we recognized a net pretax gain of $0.7 million and a pretax loss of $0.9 million, respectively, in cost of sales in the condensed consolidated statement of earnings for our derivative financial instruments not designated as hedging instruments.
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
     At October 30, 2010, we had three contracts to purchase euros for an aggregate notional amount of US$2.9 million maturing in various increments at various dates through March 2011, five contracts to purchase USD for an aggregate notional amount of CAD $4.3 million maturing in various increments at various dates through March 2011 and 55 contracts to purchase USD for an aggregate notional amount of GBP £20.6 million maturing in various increments at various dates through June 2011. For the three and nine months ended October 30, 2010, we recognized a pretax gain of $0.2 million in cost of sales in the condensed consolidated statement of earnings for our derivative financial instruments not designated as hedging instruments.
     We had no derivative financial instruments with credit-risk-related contingent features underlying the agreements as of October 29, 2011, January 29, 2011 or October 30, 2010, respectively.

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
     Net sales by brand and reportable segment are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
Net sales:	2011	2010	2011	2010
MW (1)	$368,523	$349,092	$1,130,219	$1,034,786
K&G	80,159	78,024	279,436	263,862
Moores	68,985	61,489	202,492	180,435
MW Cleaners	6,125	5,964	18,390	17,631

Total retail segment	523,792	494,569	1,630,537	1,496,714

Twin Hill	6,865	4,891	18,847	13,201
Dimensions and Alexandra (UK)	53,945	50,643	171,131	50,643

Total corporate apparel segment	60,810	55,534	189,978	63,844

Total net sales	$584,602	$550,103	$1,820,515	$1,560,558

(1)	MW includes Men’s Wearhouse and Men’s Wearhouse and Tux stores.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table sets forth supplemental products and services sales information for the Company (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
Net sales:	2011	2010	2011	2010
Men’s tailored clothing product	$208,955	$194,765	$662,691	$586,049
Men’s non-tailored clothing product	151,052	138,151	467,742	429,058
Ladies clothing product	17,300	17,334	58,924	57,432

Total retail clothing product	377,307	350,250	1,189,357	1,072,539

Tuxedo rental services	112,005	111,297	333,413	325,913

Alteration services	28,355	27,058	89,377	80,631
Retail dry cleaning services	6,125	5,964	18,390	17,631

Total alteration and other services	34,480	33,022	107,767	98,262

Corporate apparel clothing product	60,810	55,534	189,978	63,844

Total net sales	$584,602	$550,103	$1,820,515	$1,560,558

     Operating income (loss) by reportable segment and the reconciliation to earnings before income taxes is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
Operating income (loss):	2011	2010	2011	2010
Retail	$60,414	$35,148	$193,471	$130,508
Corporate apparel	(392)	(737)	(794)	(5,640)

Operating income	60,022	34,411	192,677	124,868
Interest income	112	83	270	163
Interest expense	(396)	(357)	(1,051)	(937)

Earnings before income taxes	$59,738	$34,137	$191,896	$124,094

     Total assets by reportable segment are as follows (in thousands):

	October 29,	October 30,	January 29,
Segment assets:	2011	2010	2011
Retail	$1,198,926	$1,172,732	$1,081,169
Corporate apparel	245,884	232,649	239,149

Total assets	$1,444,810	$1,405,381	$1,320,318

14. Ceased Operations
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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     In fiscal 2010, we recognized retail segment pre-tax costs of $3.1 million for the ceased tuxedo rental distribution operations at these four facilities, including $0.9 million for severance payments, $0.7 million for facility remediation costs and $1.5 million for the write-off of fixed assets. As of October 30, 2010, we had recognized retail segment pre-tax cost of $2.0 million of the total $3.1 million recorded in fiscal 2010 for the ceased tuxedo rental distribution operations. For the three and nine months ended October 29, 2011, we recognized retail segment pre-tax costs of $0.2 million and $0.8 million, respectively, related to the ceased tuxedo rental distribution operations primarily for the write-off of fixed assets and facility remediation costs. These charges are included in “Selling, general and administrative expenses” in our condensed consolidated statement of earnings. Net cash payments of $0.3 million related to the ceased tuxedo rental distribution operations were paid in the nine months ended October 29, 2011. No amounts are included in accrued expenses and other current liabilities at October 29, 2011. We expect to incur additional charges of approximately $20 thousand in connection with the ceased tuxedo rental distribution operations at these four facilities in the fourth quarter of fiscal 2011 for facility remediation costs.
     The following table details information related to the accrued balance recorded during the three months ended October 29, 2011 related to the ceased tuxedo rental distribution operations (in thousands):

Accrued costs at July 30, 2011	$—
Cost incurred	158
Net cash payments	(88)
Non-cash charges	(70)

Accrued costs at October 29, 2011	$—

     The following table details information related to the accrued balance recorded during the nine months ended October 29, 2011 related to the ceased tuxedo rental distribution operations (in thousands):

Accrued costs at January 29, 2011	$123
Cost incurred	765
Net cash payments	(313)
Non-cash charges	(575)

Accrued costs at October 29, 2011	$—

15. Legal Matters
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
     The Men’s Wearhouse, Inc. is a specialty apparel retailer offering suits, suit separates, sport coats, pants, shoes, shirts, sportswear, outerwear and accessories for men and tuxedo rentals. We offer our products and services through multiple channels including The Men’s Wearhouse, Men’s Wearhouse and Tux, K&G, Moores Clothing for Men and on the internet at www.menswearhouse.com and www.kgstores.com. Our stores are located throughout the United States and Canada and carry a wide selection of brand name and private label merchandise. In addition, we offer our customers a variety of services, including alterations and our loyalty program, and most of our K&G stores offer ladies’ career apparel, sportswear and accessories, including shoes, and children’s apparel.
     We also conduct corporate apparel and uniform operations through Twin Hill in the United States and Dimensions and Alexandra in the United Kingdom and, in the Houston, Texas area, conduct retail dry cleaning and laundry operations through MW Cleaners.
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

Overview
     We had revenues of $584.6 million and net earnings attributable to common shareholders of $39.9 million for the quarter ended October 29, 2011, compared to revenues of $550.1 million and net earnings attributable to common shareholders of $25.3 million for the quarter ended October 30, 2010. We had revenues of $1,820.5 million and net earnings attributable to common shareholders of $124.4 million for the nine months ended October 29, 2011, compared to revenues of $1,560.6 million and net earnings attributable to common shareholders of $81.8 million for the nine months ended October 30, 2010. We increased our revenues by $34.5 million or 6.3% and our gross margin by $33.2 million or 14.1% for the third quarter of 2011 as compared to the same prior year period. We increased our revenues by $260.0 million or 16.7% and our gross margin by $127.8 million or 18.4% for the first nine months of 2011 as compared to the same prior year period. Our UK-based acquisitions acquired on August 6, 2010 contributed $3.3 million of the increased revenues and $3.4 million of the increased gross margin for the quarter ended October 29, 2011 and $120.5 million of the increased revenues and $34.9 million of the increased gross margin for the nine months ended October 29, 2011.
     The following table presents information with respect to retail apparel stores in operation during each of the respective fiscal periods:

	For the Three Months		For the Nine Months		For the Year
	Ended		Ended		Ended
	October 29,	October 30,	October 29,	October 30,	January 29,
	2011	2010	2011	2010	2011
Stores open at beginning of period:	1,178	1,239	1,192	1,259	1,259
Opened	8	5	15	9	10
Closed	(11)	(31)	(32)	(55)	(77)

Stores open at end of period	1,175	1,213	1,175	1,213	1,192

Stores open at end of period:
Men’s Wearhouse	597	586	597	586	585
Men’s Wearhouse & Tux	361	408	361	408	388
K&G	100	102	100	102	102
Moores	117	117	117	117	117

	1,175	1,213	1,175	1,213	1,192

     During the first nine months of 2011, we closed 32 stores (three Men’s Wearhouse stores, two K&G stores and 27 Men’s Wearhouse & Tux stores), of which 18 had reached the end of their lease terms, and opened 15 Men’s Wearhouse stores. Although we experienced improvement in both sales and profitability during the third quarter and first nine months of 2011, as compared to the prior year periods, we expect general economic conditions to remain difficult in 2011 as high unemployment levels and overall economic conditions could negatively impact consumer confidence and the level of consumer discretionary spending.
     Our sales and net earnings are subject to seasonal fluctuations. A greater portion of our net retail clothing sales have been generated during the fourth quarter of each year when holiday season shopping peaks. In addition, our tuxedo rental revenues are heavily concentrated in the second quarter while the fourth quarter is considered the seasonal low point. With respect to corporate apparel sales and operating results, seasonal fluctuations are not significant but customer decisions to rebrand or revise their corporate wear programs can cause significant variations in period results. Because of the seasonality of our sales, results for any quarter are not necessarily indicative of the results that may be achieved for the full year.

Results of Operations
For the Three Months Ended October 29, 2011 compared to the Three Months Ended October 30, 2010
     The following table sets forth the Company’s results of operations expressed as a percentage of net sales for the periods indicated:

	For the Three Months
	Ended (1)
	October 29,	October 30,
	2011	2010
Net sales:
Retail clothing product	64.5%	63.7%
Tuxedo rental services	19.2	20.2
Alteration and other services	5.9	6.0

Total retail sales	89.6	89.9
Corporate apparel clothing product sales	10.4	10.1

Total net sales	100.0%	100.0%
Cost of sales (2):
Retail clothing product	42.8	46.6
Tuxedo rental services	14.1	15.7
Alteration and other services	77.3	74.5
Occupancy costs	13.3	13.9

Total retail cost of sales	52.2	55.5
Corporate apparel clothing product cost of sales	70.6	73.5

Total cost of sales	54.1	57.3
Gross margin (2):
Retail clothing product	57.2	53.4
Tuxedo rental services	85.9	84.3
Alteration and other services	22.7	25.5
Occupancy costs	(13.3)	(13.9)

Total retail gross margin	47.8	44.5
Corporate apparel clothing product gross margin	29.4	26.5

Total gross margin	45.9	42.7
Selling, general and administrative expenses	35.6	36.5

Operating income	10.3	6.3
Interest income	0.0	0.0
Interest expense	(0.1)	(0.1)

Earnings before income taxes	10.2	6.2
Provision for income taxes	3.4	1.6

Net earnings including noncontrolling interest	6.8	4.6
Net earnings attributable to noncontrolling interest	0.0	0.0

Net earnings attributable to common shareholders	6.8%	4.6%

(1)	Percentage line items may not sum to totals due to the effect of rounding.

(2)	Calculated as a percentage of related sales.

     The Company’s total net sales increased $34.5 million, or 6.3%, to $584.6 million for the quarter ended October 29, 2011 as compared to the same prior year quarter.
     Total retail sales increased $29.2 million, or 5.9%, to $523.8 million due mainly to a $27.1 million increase in retail clothing product revenues, a $1.3 million increase in alteration services revenues and a $0.7 million increase in tuxedo rental services revenues. These increases are attributable to the following:

(in millions)	Amount Attributed to

$23.8	Increase in comparable sales.
3.9	Increase in e-commerce, alteration and other services sales.
2.1	Increase from net sales of stores opened in 2010, relocated stores and expanded stores not yet included in comparable sales.
3.5	Increase in net sales from 15 new stores opened in 2011.
(5.9)	Decrease in net sales resulting from closed stores.
1.8	Increase in net sales resulting from change in U.S./Canadian dollar exchange rate.

$29.2	Increase in total retail sales.

     Comparable store sales (which are calculated by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period) increased 5.5% at Men’s Wearhouse/Men’s Wearhouse and Tux, 8.6% at Moores and 1.6% at K&G, with the increases primarily due to increased retail clothing product sales. Increases at Men’s Wearhouse/Men’s Wearhouse and Tux and Moores were driven by increased units sold per transaction and increased average unit retails (net selling prices) that more than offset a decrease in the average number of transactions per store. The increase at K&G was driven by increased average unit retails that more than offset a decrease in the average number of transactions per store.
     Total corporate apparel clothing product sales increased $5.3 million. UK corporate apparel sales increased $3.3 million due mainly to there being 13 weeks of UK operating results in the current year quarter compared to 12 weeks in the prior year quarter (due to the August 6, 2010 acquisition date) and increased Alexandra brand catalog and internet sales. U.S. corporate apparel sales increased $2.0 million due primarily to increased catalog sales.
     The Company’s gross margin was as follows:

	For the Three Months Ended
	October 29,	October 30,
	2011	2010
Gross margin (in thousands)	$268,169	$234,999

Gross margin as a percentage of related sales:
Retail gross margin:
Clothing product	57.2%	53.4%
Tuxedo rental services	85.9%	84.3%
Alteration and other services	22.7%	25.5%
Occupancy costs	(13.3)%	(13.9)%

Total retail gross margin	47.8%	44.5%

Corporate apparel clothing product gross margin	29.4%	26.5%

Total gross margin	45.9%	42.7%

     Buying and distribution costs are included in determining our retail and corporate apparel clothing product gross margins. Our gross margin may not be comparable to other specialty retailers, as some companies exclude costs related to their distribution network from cost of goods sold while others, like us, include all or a portion of such costs in cost of goods sold and exclude them from selling, general and administrative expenses. Distribution costs are not included in determining our tuxedo rental services gross margin but are included in selling, general and administrative expenses.
     In the retail segment, total gross margin as a percentage of related sales increased from 44.5% in the third quarter of 2010 to 47.8% in the third quarter of 2011. On an absolute dollar basis total retail segment gross margin increased $30.0 million or 13.6% from the same prior year quarter to $250.3 million in the third quarter of 2011. Retail clothing product gross margin increased from 53.4% in the third quarter of 2010 to 57.2% in the third quarter of 2011 due primarily to the increased average unit retails at all brands in the 2011 third quarter and lower K&G product cost charge-offs. The tuxedo rental services gross margin increased from 84.3% in the third quarter of 2010 to 85.9% in the third quarter of 2011 primarily due to a decrease in per unit rental costs in 2011. Alteration and other services gross margin decreased from 25.5% in the third quarter of 2010 to 22.7% in the third quarter of 2011 primarily due to increased payroll related costs associated with tailoring services supporting our promotional activities. Occupancy costs, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, decreased from 13.9% in the third quarter of 2010 to 13.3% in the third quarter of 2011 primarily due to reduced depreciation following impairment charges taken in 2010 and 2011 and cost leverage from increased sales.
     In the corporate apparel segment, total gross margin as a percentage of related sales increased from 26.5% in the third quarter of 2010 to 29.4% in the third quarter of 2011 due mainly to an improved mix of higher margin UK customers in the 2011 results, partially offset by higher Twin Hill product costs.
     Selling, general and administrative expenses (“SG&A”) increased to $208.1 million in the third quarter of 2011 from $200.6 million in the third quarter of 2010, an increase of $7.6 million or 3.8%. As a percentage of total net sales, these expenses decreased from 36.5% in the third quarter of 2010 to 35.6% in the third quarter of 2011. The components of this 0.9% net decrease in SG&A expenses as a percentage of total net sales and the related absolute dollar changes were as follows:

%	Attributed to

(0.4)
Decrease in advertising expense as a percentage of sales from 3.6% in the third quarter of 2010 to 3.2% in the third quarter of 2011. On an absolute dollar basis, advertising expense decreased $1.1 million.

(0.1)
Decrease in store salaries as a percentage of sales from 12.9% in the third quarter of 2010 to 12.8% in the third quarter of 2011. Store salaries on an absolute dollar basis increased $3.5 million primarily due to increased commissions associated with increased sales and increased store sales support salaries.

(0.4)
Decrease in other SG&A expenses as a percentage of sales from 20.0% in the third quarter of 2010 to 19.6% in the third quarter of 2011. On an absolute dollar basis, other SG&A expenses increased $5.2 million primarily due to increased non-store payroll and payroll related costs and increased expenses associated with increased sales, offset by a decrease of $2.5 million in non-cash asset impairment charges taken in the 2011 third quarter compared to the 2010 third quarter and a decrease in costs incurred for ceased tuxedo rental distribution operations in the 2011 third quarter compared to the 2010 third quarter (refer to Note 14 in Notes to Condensed Consolidated Financial Statements).

(0.9)%	Total

     In the retail segment, SG&A expenses as a percentage of related net sales decreased from 37.4% in the third quarter of 2010 to 36.2% in the third quarter of 2011. On an absolute dollar basis, retail segment SG&A expenses increased $4.8 million primarily due to increased stores salaries, non-store payroll and payroll related costs, and other expenses associated with increased sales, offset by a decrease of $2.5 million in non-cash asset impairment charges taken in the 2011 third quarter as compared to the 2010 third quarter, a decrease in costs incurred for ceased tuxedo rental distribution operations in the 2011 third quarter compared to the 2010 third quarter and a decrease in advertising expense.
     In the corporate apparel segment, SG&A expenses as a percentage of related net sales increased from 27.8% in the third quarter of 2010 to 30.1% in the third quarter of 2011. On an absolute dollar basis, corporate apparel segment SG&A expenses increased $2.8 million primarily due to increased advertising expense, integration costs and recognition of a foreign exchange translation loss in the 2011 third quarter compared to a foreign exchange translation gain in the 2010 third quarter from our UK-based operations.
     Corporate apparel segment operating loss of $0.4 million for the third quarter of 2011 includes $1.0 million in UK integration costs incurred during the quarter and $1.8 million of operating losses in the U.S.
     Our effective income tax rate was 33.2% for the third quarter of 2011 and 25.7% for the third quarter of 2010. The effective tax rate for the third quarter of 2011 was lower than the statutory U.S. federal rate of 35% due to the favorable tax rate effects from lower foreign statutory tax rates imposed on our foreign operations and recognition of previously unrecognized tax benefits and related accrued interest from expirations of statutes of limitations, partially offset by the effect of state income taxes. The effective tax rate for the third quarter of 2010 was lower than the statutory U.S. federal rate due to the favorable tax rate effects from the release of valuation allowances previously established for potential utilization limitations on foreign tax credit carryforwards and recognition of previously unrecognized tax benefits and related accrued interest from expirations of statutes of limitations, offset partially by the effect of state income taxes.
     These factors resulted in net earnings attributable to common shareholders of $39.9 million or 6.8% of net sales for the third quarter of 2011, compared with net earnings of $25.3 million or 4.6% of net sales for the third quarter of 2010.
For the Nine Months Ended October 29, 2011 compared to the Nine Months Ended October 30, 2010
     The following table sets forth the Company’s results of operations expressed as a percentage of net sales for the periods indicated:

	For the Nine Months
	Ended (1)
	October 29,	October 30,
	2011	2010
Net sales:
Retail clothing product	65.3	68.7%
Tuxedo rental services	18.3	20.9
Alteration and other services	5.9	6.3

Total retail sales	89.6	95.9
Corporate apparel clothing product sales	10.4	4.1

Total net sales	100.0%	100.0%
Cost of sales (2):
Retail clothing product	44.4	45.2
Tuxedo rental services	13.7	15.6
Alteration and other services	74.6	74.4
Occupancy costs	12.6	13.9

Total retail cost of sales	52.7	54.6
Corporate apparel clothing product cost of sales	72.3	73.5

Total cost of sales	54.7	55.4
Gross margin (2):
Retail clothing product	55.6	54.8
Tuxedo rental services	86.3	84.4
Alteration and other services	25.4	25.6
Occupancy costs	(12.6)	(13.9)

Total retail gross margin	47.3	45.4
Corporate apparel clothing product gross margin	27.7	26.5

Total gross margin	45.3	44.6
Selling, general and administrative expenses	34.7	36.6

Operating income	10.6	8.0
Interest income	0.0	0.0
Interest expense	(0.1)	(0.1)

Earnings before income taxes	10.5	8.0
Provision for income taxes	3.7	2.7

Net earnings including noncontrolling interest	6.8	5.2
Net (earnings) loss attributable to noncontrolling interest	0.0	0.0

Net earnings attributable to common shareholders	6.8%	5.2%

(1)	Percentage line items may not sum to totals due to the effect of rounding.

(2)	Calculated as a percentage of related sales.

     The Company’s total net sales increased $260.0 million, or 16.7%, to $1,820.5 million for the nine months ended October 29, 2011 as compared to the same prior year period.
     Total retail sales increased $133.8 million, or 8.9%, to $1,630.5 million due mainly to a $116.8 million increase in retail clothing product revenues, an $8.7 million increase in alteration services revenues and a $7.5 million increase in tuxedo rental services revenues. These increases are attributable to the following:

(in millions)	Amount Attributed to

$110.1	Increase in comparable sales.
18.4	Increase in e-commerce, alteration and other services sales.
13.0	Increase from net sales of stores opened in 2010, relocated stores and expanded stores not yet included in comparable sales.
5.2	Increase in net sales from 15 new stores opened in 2011.
(22.5)	Decrease in net sales resulting from closed stores.
9.6	Increase in net sales resulting from change in U.S./Canadian dollar exchange rate.

$133.8	Increase in total retail sales.

     Comparable store sales increased 9.0% at Men’s Wearhouse/Men’s Wearhouse and Tux, 6.2% at Moores and 5.7% at K&G with the increases primarily due to increased retail clothing product sales. Increases at Men’s Wearhouse/Men’s Wearhouse and Tux and Moores were driven by increased units sold per transaction that more than offset a decrease in average unit retails and a decrease in the average number of transactions per store. Increases at K&G were driven by increased average unit retails and units sold per transaction. Tuxedo rental service revenues increased due mainly to higher average rental rates in the U.S.
     Total corporate apparel clothing product sales increased $126.1 million due mainly to a $120.5 million increase in sales from the UK corporate apparel operations acquired on August 6, 2010.
     The Company’s gross margin was as follows:

	For the Nine Months Ended
	October 29,	October 30,
	2011	2010
Gross margin (in thousands)	$824,047	$696,274

Gross margin as a percentage of related sales:
Retail gross margin:
Clothing product	55.6%	54.8%
Tuxedo rental services	86.3%	84.4%
Alteration and other services	25.4%	25.6%
Occupancy costs	(12.6)%	(13.9)%

Total retail gross margin	47.3%	45.4%

Corporate apparel clothing product gross margin	27.7%	26.5%

Total gross margin	45.3%	44.6%

     Buying and distribution costs are included in determining our retail and corporate apparel clothing product gross margins. Our gross margin may not be comparable to other specialty retailers, as some companies exclude costs related to their distribution network from cost of goods sold while others, like us, include all or a portion of such costs in cost of goods sold and exclude them from selling, general and administrative expenses. Distribution costs are not included in determining our tuxedo rental services gross margin but are included in selling, general and administrative expenses.
     In the retail segment, total gross margin as a percentage of related sales increased from 45.4% in the first nine months of 2010 to 47.3% in the first nine months of 2011. On an absolute dollar basis total retail segment gross margin increased $92.1 million or 13.6% from the same prior year period to $771.5 million in the first nine months of 2011. Retail clothing product gross margin increased from 54.8% in the first nine months of 2010 to 55.6% in the first nine months of 2011 due primarily to improved average unit retails at K&G and lower K&G product cost charge-offs in 2011. The tuxedo rental services gross margin increased from 84.4% in the first nine months of 2010 to 86.3% in the first nine months of 2011 primarily due to a decrease in per unit rental costs in 2011. Occupancy costs, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, decreased from 13.9% in the first nine months of 2010 to 12.6% in the first nine months of 2011 primarily due to fewer open stores in 2011, reduced depreciation following impairment charges taken in 2010 and 2011 and cost leverage from increased sales.
     In the corporate apparel segment, total gross margin as a percentage of related sales increased from 26.5% in the first nine months of 2010 to 27.7% in the first nine months of 2011 due to our UK corporate apparel operations acquired on August 6, 2010.
     Selling, general and administrative expenses increased to $631.4 million in the first nine months of 2011 from $571.4 million in the first nine months of 2010, an increase of $60.0 million or 10.5%. As a percentage of total net sales, these expenses decreased from 36.6% in the first nine months of 2010 to 34.7% in the first nine months of 2011. The components of this 1.9% net decrease in SG&A expenses as a percentage of total net sales and the related absolute dollar changes were as follows:

%	Attributed to

(0.9)	Decrease in advertising expense as a percentage of sales from 4.1% in the first nine months of 2010 to 3.2% in the first nine months of 2011. On an absolute dollar basis, advertising expense decreased $6.1 million.
(1.3)	Decrease in store salaries as a percentage of sales from 13.7% in the first nine months of 2010 to 12.4% in the first nine months of 2011. Store salaries on an absolute dollar basis increased $12.9 million primarily due to increased commissions associated with increased sales and increased store sales support salaries.
0.3	Increase in other SG&A expenses as a percentage of sales from 18.8% in the first nine months of 2010 to 19.1% in the first nine months of 2011. On an absolute dollar basis, other SG&A expenses increased $53.2 million primarily due to our UK corporate apparel operations acquired on August 6, 2010, increased non-store payroll and payroll related costs and increased expenses associated with increased sales, offset by a decrease of $1.6 million in non-cash asset impairment charges taken and a decrease in costs incurred for ceased tuxedo rental distribution operations in 2011 compared to 2010 (refer to Note 14 in Notes to Condensed Consolidated Financial Statements).

(1.9)%	Total

     In the retail segment, SG&A expenses as a percentage of related net sales decreased from 36.7% in the first nine months of 2010 to 35.5% in the first nine months of 2011. On an absolute dollar basis, retail segment SG&A expenses increased $29.2 million primarily due to increased stores salaries, non-store payroll and payroll related costs and other expenses associated with increased sales, offset by a decrease of $1.6 million in non-cash asset impairment charges taken and a decrease in costs incurred for ceased tuxedo rental distribution operations in 2011 compared to 2010 and a decrease in advertising expense.
     In the corporate apparel segment, SG&A expenses as a percentage of related net sales decreased from 35.3% in the first nine months of 2010 to 28.1% in the first nine months of 2011. On an absolute dollar basis, corporate apparel segment SG&A expenses increased $30.8 million primarily due to an increase in 2011 expenses of $29.7 million associated with our UK corporate apparel operations acquired on August 6, 2010.
     Corporate apparel segment operating loss of $0.8 million for the first nine months of 2011 includes $2.5 million in integration costs incurred during the period and $4.1 million of operating losses in the U.S.
     Our effective income tax rate was 35.2% for the first nine months of 2011 and 34.0% for the first nine months of 2010. The effective tax rate for the first nine months of 2011 was higher than the statutory U.S. federal rate of 35% due mainly to state income taxes, partially offset by the favorable tax rate effects from lower foreign statutory tax rates imposed on our foreign operations and recognition of previously unrecognized tax benefits and related accrued interest from expirations of statutes of limitations. The effective tax rate for the first nine months of 2010 was lower than the statutory U.S. federal rate due to the favorable tax rate effects from the release of valuation allowance previously established for potential utilization limitations on foreign tax credit carryforwards, the conclusion of certain income tax audits, and recognition of previously unrecognized tax benefits and related accrued interest from expirations of statutes of limitations, offset partially by the effect of state income taxes.
     These factors resulted in net earnings attributable to common shareholders of $124.4 million or 6.8% of net sales for the first nine months of 2011, compared with net earnings of $81.8 million or 5.2% of net sales for the first nine months of 2010.
Liquidity and Capital Resources
     At October 29, 2011, January 29, 2011 and October 30, 2010, cash and cash equivalents totaled $138.5 million, $136.4 million and $197.8 million, respectively. We had working capital of $557.8 million, $497.4 million and $501.6 million at October 29, 2011, January 29, 2011 and October 30, 2010, respectively. Our primary sources of working capital are cash flows from operations and borrowings under our Credit Agreement. The $60.4 million increase in working capital at October 29, 2011 compared to January 29, 2011 resulted mainly from net earnings adjusted for non-cash charges and increased inventories, which more than offset the increases in accounts payable and accrued expenses and other current liabilities and the purchases of treasury stock made during the first nine months of 2011.
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
     The Credit Agreement provides for a total senior revolving credit facility of $200.0 million, with increases to $300.0 million upon additional lender commitments, that matures on January 26, 2016. The Credit Agreement is secured by the stock of certain of our subsidiaries. The Credit Agreement has several borrowing and interest rate options including the following indices: (i) adjusted LIBO rate, (ii) adjusted EURIBO rate, (iii) CDO rate, (iv) Canadian prime rate or (v) an alternate base rate (equal to the greater of the prime rate, the federal funds rate plus 0.5% or the adjusted LIBO rate for a one month period plus 1.0%). Advances under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin up to 2.75%. The Credit Agreement also provides for fees applicable to amounts available to be drawn under outstanding letters of credit which range from 2.00% to 2.75%, and a fee on unused commitments which ranges from 0.35% to 0.50%. As of October 29, 2011, there were no borrowings outstanding under the Credit Agreement.
     The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain certain financial ratios. The restrictive provisions in the Credit Agreement reflect an overall covenant structure that is generally representative of a commercial loan made to an investment-grade company. Our debt, however, is not rated and we have not sought, and are not seeking, a rating of our debt. We were in compliance with the covenants in the Credit Agreement as of October 29, 2011.
     We utilize letters of credit primarily to secure inventory purchases and as collateral for workers compensation claims. At October 29, 2011, letters of credit totaling approximately $29.0 million were issued and outstanding. Borrowings available under our Credit Agreement at October 29, 2011 were $171.0 million.

Cash flow activities
     Operating activities — Our primary source of operating cash flow is from sales to our customers. Our primary uses of cash include clothing product inventory and tuxedo rental product purchases, personnel related expenses, occupancy costs, advertising costs and income tax payments. Our operating activities provided net cash of $147.5 million in the first nine months of 2011, due mainly to net earnings, adjusted for non-cash charges, increases in income taxes payable, accounts payable, accrued expenses and other current liabilities and a decrease in other assets, offset by increases in inventories and tuxedo rental product. During the first nine months of 2010, our operating activities provided net cash of $165.9 million, due mainly to net earnings, adjusted for non-cash charges, and an increase in accounts payable, accrued expenses and other current liabilities, offset by increases in accounts receivable, inventories, tuxedo rental product and a decrease in income taxes payable. The increase in accounts receivable during the first nine months of 2010 was due primarily to a build of customer balances at our UK operations acquired in the third quarter of fiscal 2010. The increase in inventories during the first nine months of 2011 was primarily due to increased retail sales, planned promotions in the 2011 fourth quarter and replenishment of comparatively oversold levels at the end of the prior year following the third quarter 2010 introduction of a more aggressive promotional cadence. Inventories also increased in the first nine months of 2010 but the increase was less than the current year due to lower inventory purchases as a result of decreased clothing sales in 2009 and our continued efforts in 2010 to align our inventory purchases with sales expectations. Tuxedo rental product increased in each of the periods to support the continued growth of our tuxedo rental business and to replenish retired rental product. The increases in accounts payable, accrued expenses and other current liabilities in the first nine months of 2011 and 2010 were primarily due to the timing of vendor payments. The decrease in other assets and the increase in income taxes payable in the first nine months of 2011 and the decrease in income taxes payable in the first nine months of 2010 were due to the timing and amounts of required tax payments.
     Investing activities — Our cash outflows from investing activities are primarily for capital expenditures and, in 2010, acquisitions of businesses. During the first nine months of 2011 our investing activities used net cash of $66.9 million, primarily for capital expenditures of $67.0 million. During the first nine months of 2010 our investing activities used net cash of $141.5 million, due primarily to our acquisitions of Dimensions and Alexandra on August 6, 2010 for US$97.8 million and capital expenditures of $43.8 million. Our capital expenditures relate to costs incurred for stores opened, remodeled or relocated during the period or under construction at the end of the period, office and distribution facility additions and infrastructure technology investments.
     Financing activities — Our cash outflows from financing activities consist primarily of cash dividend payments and purchases of treasury shares, while cash inflows from financing activities consist primarily of proceeds from the issuance of common stock. During the first nine months of 2011, our financing activities used net cash of $78.2 million due mainly to the purchase of treasury shares of $64.0 million and cash dividends paid of $18.9 million, offset by $6.0 million proceeds from the issuance of common stock. Our financing activities used net cash of $13.8 million for the first nine months of 2010, due mainly to cash dividends paid of $14.3 million, offset by $2.5 million proceeds from the issuance of common stock.
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
     No shares were repurchased under the August 2007 authorization during the first nine months of fiscal 2010. During the first nine months of fiscal 2011, 2,322,340 shares at a cost of $63.8 million were repurchased at an average price per share of $27.47 under the January 2011 authorization. At October 29, 2011, the remaining balance available under the January 2011 authorization was $86.2 million.
     During the nine months ended October 29, 2011, 7,132 shares at a cost of $0.2 million were repurchased at an average price per share of $27.77 in a private transaction to satisfy tax withholding obligations arising upon the vesting of certain restricted stock. During the nine months ended October 30, 2010, 7,134 shares at a cost of $0.1 million were repurchased at an average price per share of $20.24 in a private transaction to satisfy tax withholding obligations arising upon the vesting of certain restricted stock.

     The following table summarizes our treasury stock repurchases (in thousands, except share data and average price per share):

	For the Nine Months Ended
	October 29, 2011	October 30, 2010
Shares repurchased	2,329,472	7,134
Total cost	$63,988	$144
Average price per share	$27.47	$20.24
     Dividends — Cash dividends paid were approximately $18.9 million and $14.3 million for the nine months ended October 29, 2011 and October 30, 2010, respectively.
     In September 2011, our Board of Directors declared a quarterly cash dividend of $0.12 per share payable on December 23, 2011 to shareholders of record at close of business on December 13, 2011. The dividend payout is estimated to be approximately $6.2 million and is included in accrued expenses and other current liabilities on the condensed consolidated balance sheet as of October 29, 2011.
Future cash flow
     Our primary uses of cash are to finance working capital requirements of our operations. In addition, we will use cash to fund capital expenditures, income tax and dividend payments, operating leases and various other commitments and obligations, as they arise.
     Current domestic and global economic conditions, including high unemployment levels, reduced public sector spending and availability of credit markets, could negatively affect our future operating results as well as our existing cash and cash equivalents balances. In addition, conditions in the financial markets could limit our access to additional capital resources, if needed, and could increase associated costs. We believe based on our current business plan that our existing cash and cash flows from operations will be sufficient to fund our planned store openings, relocations and remodelings, other capital expenditures and operating cash requirements, including integration costs and other requirements related to our August 6, 2010 UK-based acquisitions, and that we will be able to maintain compliance with the covenants in our Credit Agreement for at least the next 12 months. Borrowings available under our Credit Agreement were $171.0 million as of October 29, 2011.
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
Changes in Internal Controls over Financial Reporting
     Other than the events discussed under the Dimensions and Alexandra acquisitions below, there were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended October 29, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (c) The following table presents information with respect to purchases of common stock of the Company made during the quarter ended October 29, 2011 as defined by Rule 10b-18(a)(3) under the Exchange Act:

(c)
			Total	(d)
			Number of	Approximate
			Shares	Dollar Value of
			Purchased	Shares that
			as Part of	May Yet Be
	(a)	(b)	Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased	Per Share	Programs	Programs
(In thousands)
(1)
July 31, 2011 through August 27, 2011	500,000	$29.98	500,000	$86,210

August 28, 2011 through September 1, 2011	—	$—	—	$86,210

September 2, 2011 through October 29, 2011	—	$—	—	$86,210

Total	500,000	$29.98	500,000	$86,210

(1)	Refer to Note 8 of Notes to Condensed Consolidated Financial Statements for information regarding our share repurchase program.

ITEM 6 — EXHIBITS
     (a) Exhibits.

Exhibit
Number		Exhibit Index
31.1	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

31.2	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).

32.1	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

32.2	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).

101.1	—	The following financial information from The Men’s Wearhouse, Inc.’s Quarterly Report on Form 10-Q for the three and nine months ended October 29, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Other Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, The Men’s Wearhouse, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 8, 2011	THE MEN’S WEARHOUSE, INC.
	By	/s/ NEILL P. DAVIS
Neill P. Davis
Executive Vice President, Chief Financial Officer, Treasurer and Principal Financial Officer

EXHIBIT INDEX

Exhibit
Number		Exhibit Index
31.1	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

31.2	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).

32.1	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

32.2	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).

101.1	—	The following financial information from The Men’s Wearhouse, Inc.’s Quarterly Report on Form 10-Q for the three and nine months ended October 29, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.