Form 10-K
period 2012-01-28
MENS WEARHOUSE INC
filed 2012-03-28
CIK 884217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2012

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒.        No  ☐.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐.        No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒.        No   ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒.        No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐.        No  ☒.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of shares of common stock on the New York Stock Exchange on July 30, 2011, was approximately $1,573.0 million.

The number of shares of common stock of the registrant outstanding on March 20, 2012 was 50,612,895 excluding 21,316,347 shares classified as Treasury Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated as to

Notice and Proxy Statement for the Annual Meeting of Shareholders scheduled to be held June 13, 2012.	Part III: Items 10,11,12, 13 and 14

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

Forward-looking statements are not guarantees of future performance and a variety of factors could cause actual results to differ materially from the anticipated or expected results expressed in or suggested by these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to: actions by governmental entities; domestic and international economic activity and inflation; success, or lack thereof, in executing our internal operating plans and new store and new market expansion plans, including successful integration of acquisitions; performance issues with key suppliers; disruption in buying trends due to homeland security concerns; severe weather; foreign currency fluctuations; government export and import policies; aggressive advertising or marketing activities of competitors; and legal proceedings. Future results will also be dependent upon our ability to continue to identify and complete successful expansions and penetrations into existing and new markets and our ability to integrate such expansions with our existing operations. Refer to “Risk Factors” contained in Part I of this Annual Report on Form 10-K for a more complete discussion of these and other factors that might affect our performance and financial results. These forward-looking statements are intended to convey the Company’s expectations about the future, and speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

The Company

We are one of the largest specialty retailers of men’s suits and the largest provider of tuxedo rental product in the United States (“U.S.”) and Canada. At January 28, 2012, we operated 1,166 retail stores, with 1,049 stores in the United States and 117 stores in Canada. Our U.S. retail stores are operated under the brand names of Men’s Wearhouse (607 stores), Men’s Wearhouse and Tux (343 stores) and K&G (99 stores) in 49 states and the District of Columbia. Our Canadian stores are operated under the brand name of Moores Clothing for Men in ten provinces. We also conduct retail dry cleaning and laundry operations through MW Cleaners in the Houston, Texas area.

On August 6, 2010, we acquired Dimensions Clothing Limited (“Dimensions”) and certain assets of Alexandra plc (“Alexandra”), two leading providers of corporate clothing uniforms and workwear in the United Kingdom (“UK”), to complement our corporate apparel operations conducted by Twin Hill in the United States. The acquired businesses are organized under a UK-based holding company, of which the Company controls 86% and certain previous shareholders of Dimensions control 14%. The Company has the right to acquire the remaining outstanding shares of the UK-based holding company after fiscal 2013 on terms set forth in the Investment, Shareholders’ and Stock Purchase Agreement. The acquisition-date cash consideration transferred for the Dimensions and Alexandra acquisitions was US$97.8 million (£61 million) and was funded through our cash on hand. During fiscal 2011, we completed the integration of the Dimensions and Alexandra operations by consolidating the distribution facilities into one primary location and centralizing the sourcing, technology and accounting functions.

During fiscal years 2011, 2010 and 2009, we generated total net sales of $2,382.7 million, $2,102.7 million and $1,909.6 million, respectively, and net earnings attributable to common shareholders of $120.6 million, $67.7 million and $46.2 million, respectively.

Business Segments

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

The following table presents our net sales and operating income by reportable segment for the last three fiscal years (in thousands):

	Fiscal Year
	2011	2010	2009
Net sales:
Retail	$2,139,193	$1,976,366	$1,896,102
Corporate apparel	243,491	126,298	13,473

Total net sales	$2,382,684	$2,102,664	$1,909,575

Operating income (loss):
Retail	$189,995	$108,392	$73,670
Corporate apparel	(4,563)	(6,721)	(4,294)

Operating income	$185,432	$101,671	$69,376

Additional segment information, together with certain geographical information, is included in Note 14 of Notes to Consolidated Financial Statements contained herein.

Retail

In our retail segment, we offer our products and services through our four retail merchandising brands — The Men’s Wearhouse, Men’s Wearhouse and Tux, K&G and Moores Clothing for Men — and on the internet at www.menswearhouse.com and www.kgstores.com. Our stores are located throughout the United States and Canada and carry a wide selection of brand name and private label merchandise. Our retail segment accounted for approximately 89.8%, 94.0% and 99.3% of our total net sales in fiscal 2011, 2010 and 2009, respectively. MW Cleaners, a retail dry cleaning and laundry operation in the Houston, Texas area, is also aggregated in the retail segment as these operations have not had a significant effect on the revenues or expenses of the Company.

Below is a summary of store statistics with respect to our retail apparel stores during each of the respective fiscal years, followed by a brief description of each brand.

	For the Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Stores open at beginning of period:	1,192	1,259	1,294
Opened	25	10	6
Closed	(51)	(77)	(41)

Stores open at end of period	1,166	1,192	1,259

Stores open at end of period:
Men’s Wearhouse	607	585	581
Men’s Wearhouse and Tux	343	388	454
K&G	99	102	107
Moores	117	117	117

Total	1,166	1,192	1,259

At January 28, 2012 we also operated 35 retail dry cleaning and laundry facilities in the Houston, Texas area.

Men’s Wearhouse/Men’s Wearhouse and Tux

Under the Men’s Wearhouse brand, we primarily target the male consumer for his “wear-to-work” business needs by providing a superior level of customer service and offering quality merchandise, including a broad selection of branded and private label merchandise in a wide variety of styles and sizes, at regular and sale prices we believe are competitive with specialty and traditional department stores. We also offer a significant selection of “Big and Tall” product and “Modern Fit”, a selection of slimmer fitting clothing that we believe is reflective of a recent fashion shift in men’s apparel. Our merchandise includes suits, suit separates, sport coats, slacks, formalwear, business casual, sportswear, outerwear, dress shirts, shoes and accessories. Men’s attire is characterized by infrequent and more predictable fashion changes. Therefore, we believe we are not as exposed to trends typical of more fashion-forward apparel retailers where significant markdowns to move out-of-style merchandise are more common. However, our concentration in “wear-to-work” business attire is impacted by macroeconomic trends, particularly employment levels.

At January 28, 2012, we operated 607 Men’s Wearhouse apparel stores in 49 states and the District of Columbia. These stores are referred to as “Men’s Wearhouse stores” or “traditional stores” and also offer a full selection of tuxedo rental product. We believe our tuxedo rental program broadens our customer base by drawing first-time and younger customers into our stores. Accordingly, we offer an expanded merchandise assortment including dress and casual apparel targeted towards the younger customer.

Men’s Wearhouse stores vary in size from approximately 3,000 to 9,700 total square feet (average square footage at January 28, 2012 was 5,705 square feet with 86% of stores having between 4,000 and 7,000 square feet). Men’s Wearhouse stores are primarily located in regional strip and specialty retail shopping centers. In fiscal 2011, we opened 25 new Men’s Wearhouse stores and closed three stores.

At January 28, 2012, we also operated another 343 stores in 37 states branded as Men’s Wearhouse and Tux that offer a full selection of tuxedo rental product and a limited selection of retail merchandise, including dress and casual apparel targeted towards a younger customer. These stores, referred to as “rental stores”, are smaller than our traditional stores and are located primarily in regional malls and lifestyle centers. These rental stores vary in size from approximately 600 to 3,700 total square feet (average square footage at January 28, 2012 was 1,384 square feet with 85% of stores having between 1,000 and 3,000 square feet). In fiscal 2011, we closed 45 Men’s Wearhouse and Tux stores as we continued to experience a consumer driven shifting of rental revenues from the rental stores to our Men’s Wearhouse stores located in close proximity (one mile or less).

Our Men’s Wearhouse and Men’s Wearhouse and Tux stores accounted for 68.8% of our total retail segment net sales in fiscal 2011, 68.1% in fiscal 2010, and 67.6% in fiscal 2009.

K&G

Under the K&G brand, we target the more price sensitive customer. At January 28, 2012, we operated 99 K&G stores in 28 states, 91 of which also offer ladies’ career apparel, sportswear and accessories, including shoes and children’s apparel.

We believe that K&G’s more value-oriented superstore approach appeals to certain customers in the apparel market. K&G offers first-quality, current-season apparel and accessories comparable in quality to that of traditional department stores, at everyday low prices we believe are typically up to 70% below the regular prices charged by such stores. K&G’s merchandising strategy emphasizes broad assortments across all major categories of both men’s and ladies apparel, including tailored clothing, casual sportswear, dress furnishings, children’s clothing, footwear and accessories. This merchandise selection, which includes brand name as well as private label merchandise, positions K&G to attract a wide range of customers in each of its markets.

K&G stores vary in size from approximately 9,600 to 42,000 total square feet (average square footage at January 28, 2012 was 23,750 square feet with 63% of stores having between 15,000 and 25,000 square feet). K&G stores are “destination” stores located primarily in second generation strip shopping centers that are easily accessible from major highways and thoroughfares. K&G has created a 20,000 to 25,000 square foot men’s and ladies’ superstore prototype. In fiscal 2011, we closed three K&G stores.

Our K&G stores accounted for 17.5% of our total retail segment net sales in fiscal 2011, 18.2% in fiscal 2010 and 19.5% in fiscal 2009.

Moores

Moores is one of Canada’s leading specialty retailers of men’s apparel, with 117 retail apparel stores in 10 Canadian provinces at January 28, 2012. Similar to the Men’s Wearhouse stores, Moores stores offer a broad selection of quality merchandise, with a wide variety of styles and sizes at regular and sale prices we believe are competitive with traditional Canadian specialty and department stores. Moores focuses on basic tailored “wear-to-work” apparel that we believe limits exposure to changes in fashion trends and the need for significant markdowns. However, similar to our Men’s Wearhouse stores, this concentration in “wear-to-work” business attire is impacted by macroeconomic trends, particularly employment levels. Moores’ merchandise consists of suits, sport coats, slacks, business casual, sportswear, outerwear, dress shirts, shoes and accessories.

We also offer tuxedo rentals at all of our Moores stores which we believe broadens our customer base by drawing first-time and younger customers into our stores. To further accommodate these younger tuxedo rental customers, we also offer an expanded merchandise assortment including dress and casual apparel targeted towards a younger customer in our Moores stores.

Moores stores vary in size from approximately 3,600 to 15,100 total square feet (average square footage at January 28, 2012 was 6,339 square feet with 79% of stores having between 4,000 and 7,000 square feet). Moores stores are primarily located in regional strip and specialty retail shopping centers. In fiscal 2011, no Moores stores were opened or closed.

Our Moores stores accounted for 12.5% of our total retail segment net sales in fiscal 2011 and fiscal 2010 and 11.7% in fiscal 2009.

Corporate Apparel

Our corporate apparel segment provides corporate clothing uniforms and workwear to workforces with operations conducted by Twin Hill in the United States and, beginning in the third quarter of fiscal 2010, by our UK holding company operating under the Dimensions and Alexandra brands primarily in the UK. We offer our corporate apparel clothing products through multiple channels including managed corporate accounts, catalogs and on the internet at www.dimensions.co.uk, www.alexandra.co.uk and www.twinhill.com. We offer a wide variety of customer branded apparel such as shirts, blouses, trousers, skirts and suits as well as a wide range of other products from aprons to safety vests to high visibility police outerwear. With respect to our managed contracts, we generally provide complete management of our customers’ corporate clothing programs from design, fabric buying and manufacture to measuring, product roll-outs and ongoing stock replacement and replenishment. The corporate apparel segment accounted for approximately 10.2%, 6.0% and 0.7% of our total net sales in fiscal 2011, 2010 and 2009, respectively.

Expansion Strategy

Our expansion strategy includes:

•	opening more retail segment stores in new and existing markets,

•	continuing to diversify our merchandise mix,

•	expanding our e-commerce business,

•	expanding our tuxedo rental business and

•	identifying potential opportunities in international markets.

We believe that we can increase the number of traditional Men’s Wearhouse stores in the United States from 607 at the end of fiscal 2011 to approximately 750 over the next several years, with 26 new stores planned for fiscal 2012. We also believe that we can increase the number of Moores stores in Canada from the current 117 to approximately 125 over several years, with three new stores planned for fiscal 2012. We believe these additional stores will put us in closer proximity to a larger portion of our target customer base and will generate opportunities for incremental sales of our quality merchandise selection and tuxedo rentals.

We believe that additional growth opportunities also exist through continuing the diversification of our merchandise mix. As a result of recent trends in men’s apparel that favor trimmer fitting product, we are increasing our offerings in this category. We plan to feature these products in our stores and our marketing channels to target the younger customer as well as the other demographics that will be influenced by this trend. We are also continuing to expand our “big and tall” business by offering a larger selection of styles and sizes for this category in our stores.

Our future growth plans also include the integration of digital technologies to provide a sales experience that combines the advantages of our physical store with an information rich online shopping experience. We plan to continue to make investments in technologies, business processes and personnel intended to deepen our customer relationships and increase our share of their closet.

We plan to continue to pursue growth in our tuxedo rental business. We are launching a new tuxedo rental website in 2012 and will introduce two mobile phone applications for tuxedo rentals. We are also introducing an exclusive Black by Vera Wang tuxedo that we believe will have a positive influence on our rentals. We believe that our tuxedo marketing initiatives, rental offerings, online website enhancements and continued emphasis on customer service will enable us to continue to grow our tuxedo rentals in fiscal 2012.

We also plan to evaluate potential opportunities for growth in international markets.

Merchandising

Retail Segment

Our apparel stores offer a broad selection of designer, brand name and private label men’s business attire, including a consistent stock of core items (such as basic suits, navy blazers and tuxedos) and a significant selection of “Big and Tall” product. Although basic styles are emphasized, each season’s merchandise reflects current fabric, fit and color trends. The broad merchandise selection creates increased sales opportunities by permitting a customer to purchase substantially all of his tailored wardrobe and accessory requirements, including shoes, at our apparel stores. Within our tailored clothing, we offer an assortment of styles from a variety of manufacturers and maintain a broad selection of fabrics, colors and sizes. Based on the experience and expertise of our management, we believe that the depth of selection offered provides us with an advantage over most of our competitors.

The Company’s inventory mix includes casual merchandise designed to meet demand for such products resulting from more relaxed dress codes in the workplace. This merchandise consists of tailored and non-tailored clothing (sport coats, casual slacks, knits and woven sports shirts, sweaters and casual shoes) that complements the existing product mix and provides opportunity for enhanced sales without significant inventory risk. In addition, we have expanded our merchandise assortment targeted towards a younger customer in our Men’s Wearhouse, Men’s Wearhouse and Tux and Moores stores with the addition of trimmer fitting tailored and non-tailored clothing.

During 2011, 2010 and 2009, 57.4%, 56.3% and 56.0%, respectively, of our total retail men’s net clothing product sales were attributable to tailored clothing (suits, sport coats and slacks) and 42.6%, 43.7% and 44.0%, respectively, were attributable to casual attire, sportswear, shoes, shirts, ties, outerwear and other clothing product sales.

We do not purchase significant quantities of merchandise overruns or close-outs. We provide recognizable quality merchandise at prices that assist the customer in identifying the value available at our apparel stores. We believe that the merchandise at Men’s Wearhouse and Moores stores, before consideration of promotional discounts, is generally offered at attractive price points that are competitive with traditional department stores and that merchandise at K&G stores is generally up to 70% below regular retail prices charged by such stores.

Beginning in fiscal 2009, we made a strategic change to our promotional cadence by utilizing a variety of pricing techniques such as “buy one get one free” and “buy one get one for $100” versus our past practice of everyday low prices with two annual clearance events. Our promotional pricing strategy is designed to encourage multiple unit sales, and it allows us to offer our customers excellent value while still maintaining adequate margins and remaining competitive in the current economic environment.

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

With respect to our UK catalog and internet operations, customers can design an off the-rack program that provides custom alterations and embroidery on any of our standard, ready-to wear clothing. We work with such customers to create a distinctive, branded program that may include the addition of a company logo or other custom trim. We will also launch a new, enhanced
e-commerce website in fiscal 2012 for direct sales to customers.

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

K&G stores are designed to allow customers to select and purchase apparel by themselves. For example, each merchandise category is clearly marked and organized by size and suits are specifically tagged “Slim Fit,” “Modern Fit,” “Classic Fit,” “Urban Fit,” etc., as a means of further assisting customers to easily select their styles and sizes. K&G employees are also available to assist customers with merchandise selection, including correct sizing.

Each of our apparel stores provides on-site tailoring services to facilitate timely alterations at a reasonable cost to customers. Tailored clothing purchased at a Men’s Wearhouse store will be pressed and re-altered (if the alterations were performed at a Men’s Wearhouse store) free of charge for the life of the garment.

Because management believes that men prefer direct and easy store access, we attempt to locate our apparel stores in regional strip and specialty retail shopping centers or in freestanding buildings to enable customers to park near the entrance of the store.

The Company’s advertising strategy primarily consists of television, radio, direct mail, email, online (including social networking), telemarketing and bridal shows. We consider our integrated efforts across these channels to be the most effective means of both attracting and reaching potential new customers, as well as reinforcing our positive attributes for our various brands with our existing customer base. Our total annual advertising expenditures for the retail segment were $82.0 million, $89.9 million and $81.8 million in 2011, 2010 and 2009, respectively.

The Company entered into a marketing agreement with David’s Bridal, Inc., the nation’s largest bridal retailer, in connection with the acquisition of 509 tuxedo rental stores in fiscal 2007. As a result, we have a preferred relationship with David’s Bridal, Inc. with respect to our tuxedo rental operations. We also entered into an agreement with Vera Wang in fiscal 2011 that gives us the exclusive right to Black by Vera Wang tuxedo products for rental and sale.

We also offer our “Perfect Fit” loyalty program to our Men’s Wearhouse, Men’s Wearhouse and Tux and Moores customers. Under the loyalty program, customers receive points for purchases. Points are equivalent to dollars spent on a one-for-one basis, excluding any sales tax dollars. Upon reaching 500 points, customers are issued a $50 rewards certificate which they may use to make purchases at Men’s Wearhouse, Men’s Wearhouse and Tux or Moores stores. We believe that the loyalty program facilitates our ability to cultivate long-term relationships with our customers. All customers who register for our “Perfect Fit” loyalty program are eligible to participate and earn points for purchases. Approximately 82% of sales transactions at our Men’s Wearhouse, Men’s Wearhouse and Tux and Moores stores were to customers who participated in the loyalty program in fiscal 2011.

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

During fiscal 2011, one customer accounted for 13.4% of our total corporate apparel net sales; no other customer accounted for 10% or more of our total corporate apparel net sales. Management does not believe that the loss of any customer would significantly impact us.

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

Purchasing and Distribution

Retail Segment

We purchase merchandise and tuxedo rental product from approximately 900 vendors. In 2011, no vendor accounted for 10% or more of our purchases. Management does not believe that the loss of any vendor would significantly impact us. While we have no material long-term contracts with our vendors, we believe that we have developed an excellent relationship with our vendors that is supported by consistent purchasing practices.

We purchased approximately 25% and 33% of total U.S. and Canada clothing product purchases, respectively, in fiscal 2011 through our direct sourcing program. We have no long-term merchandise supply contracts and typically transact business on a purchase order-by-purchase order basis either directly with manufacturers and fabric mills or with trading companies. We have developed long-term and reliable relationships with over half of our direct manufacturers and fabric mills, which we believe provides stability, quality and price leverage. We also work with trading companies that support our relationships with vendors for our direct sourced merchandise and contract agent offices that provide administrative functions on our behalf. In addition, the agent offices provide all quality control inspections and ensure that our operating procedures manuals are adhered to by our suppliers.

During 2011, approximately 80% of our direct sourced merchandise was sourced in Asia (72% from China, Indonesia and India) while 10% was sourced in Mexico and 10% was sourced in Europe and other regions. All of our foreign purchases are negotiated and paid for in U.S. dollars, except purchases from Italy which are negotiated and paid for in Euros. All direct sourcing vendors are expected to adhere to our compliance program. To oversee compliance, we have a direct sourcing compliance department and we also use the services of an outside audit company to conduct frequent vendor audits.

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

Corporate Apparel Segment

Most corporate apparel garment production is outsourced to third-party manufacturers and fabric mills through our direct sourcing programs. We have developed long-term relationships with most of our direct manufacturers and fabric mills, which we believe provides stability, quality and reliability. We do not have any material long-term contracts with our vendors and no vendor accounted for 10% or more of our fiscal 2011 purchases. We also work with trading companies that support our relationships with our direct source vendors and with contract agent offices that provide administrative functions on our behalf. In addition, the agent offices assist with quality control inspections and ensure that our operating procedures manuals are adhered to by our suppliers.

During 2011, approximately 63% of our corporate wear product purchases was sourced in Asia (primarily China, Pakistan, Indonesia and Bangladesh) while approximately 37% was sourced from Europe and other regions. Our foreign purchases from Asia are negotiated and paid for in U.S. dollars, while our purchases from Europe and other regions are negotiated and paid for in pounds Sterling or Euros.

All corporate apparel merchandise is received into our distribution facilities located in Houston, Texas for U.S. operations and in primarily Long Eaton in the UK. Customer orders are dispatched to the customer or individual wearers employed by the customer via common carrier or pursuant to other arrangements specified by the customer.

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

Corporate Apparel Segment

Dimensions and Alexandra are among the largest companies in the UK corporate wear market with much of the competition consisting of smaller companies that focus more on catalog business. The U.S. corporate wear market is more fragmented with several U.S. competitors being larger and having more resources than Twin Hill. We believe that the competitive factors in the corporate wear market are merchandise assortment, quality, price, customer service and delivery capabilities.

We believe that our proven capability in the provision of corporate apparel programs to businesses and organizations of all sizes alongside our catalog and internet operations position us well with our existing customers and should enable us to continue to gain new catalog accounts and managed contracts. Certain of our competitors in the U.S. are significantly larger and have substantially greater financial, marketing and other resources than we have and therefore have certain competitive advantages.

Seasonality

Our sales and net earnings are subject to seasonal fluctuations. In most years, a greater portion of our net retail clothing sales have been generated during the fourth quarter of each year when holiday season shopping peaks. In addition, our tuxedo rental revenues are heavily concentrated in the second quarter while the fourth quarter is considered the seasonal low point. With respect to corporate apparel sales and operating results, seasonal fluctuations are not significant but customer decisions to rebrand or revise their corporate wear programs can cause significant variations in period results. Because of the seasonality of our sales, results for any quarter are not necessarily indicative of the results that may be achieved for the full year (see Note 17 of Notes to Consolidated Financial Statements).

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

We are the owner of various marks and trademark registrations in the U.S., Canada and the UK under which our stores and corporate apparel business operate or which are used to label the products we sell or rent. We intend to maintain our marks and the related registrations.

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

Employees

At January 28, 2012, we had approximately 17,200 employees, consisting of approximately 14,800 in the U.S. and 2,400 in foreign countries, and approximately 12,200 full-time employees. Seasonality affects the number of part-time employees as well as the number of hours worked by full-time and part-time personnel.

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

During most of 2011, the U.S. and global financial and equity markets continued to reflect recessionary trends, including tighter credit and lower levels of consumer confidence, consumer spending and business activity in general, as well as high levels of unemployment. While economic conditions have improved in recent quarters, the U.S. and global economic conditions remain volatile as high unemployment levels and overall economic conditions could negatively impact consumer confidence and the level of consumer discretionary spending. The continuation and/or recurrence of these market conditions could intensify the adverse effect of such conditions on our revenues and operating results.

We believe that these market conditions affect us more than other retailers because discretionary spending for items like men’s tailored apparel tends to slow sooner and to recover later than that for other retail purchases. Accordingly, sales of our products may be adversely affected by a continuation or worsening of recent economic conditions, increases in consumer debt levels, uncertainties regarding future economic prospects or a decline in consumer confidence. During an actual or perceived economic downturn, fewer customers may shop with us and those who do shop may limit the amounts of their purchases. As a result, we could be required to take significant markdowns and/or increase our marketing and promotional expenses in response to the lower than anticipated levels of demand for our products. In addition, promotional and/or prolonged periods of deep discount pricing by our competitors could have a material adverse effect on our business.

The general economic conditions in the UK and particularly service cut backs being put forth by the current government may reduce demand for the businesses of Dimensions and Alexandra.

The UK has experienced and is continuing to experience an economic slow down. As a result of expected deficits, the UK government has announced significant reductions in public services including reductions in employment. Employees in the public service in the UK are a significant target market for our UK businesses, and a substantial reduction in the number of these employees could adversely affect our UK operating results.

Our ability to continue to expand our Men’s Wearhouse stores may be limited.

A large part of our growth has resulted from the addition of new Men’s Wearhouse stores and the increased sales volume and profitability provided by these stores. We will continue to depend on adding new stores to increase our sales volume and profitability. As of January 28, 2012, we operate 607 Men’s Wearhouse stores. However, we believe that our ability to increase the number of Men’s Wearhouse stores in the United States beyond approximately 750 may be limited. Therefore, we may not be able to achieve the same rate of growth as we have historically.

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

Our success depends upon the personal efforts and abilities of our senior management team and other key personnel. George Zimmer has been very important to the success of the Company and is the primary advertising spokesman. Although we believe we have a strong management team with relevant industry expertise, the extended loss of the services of Mr. Zimmer or other key personnel could have a material adverse effect on the securities markets’ view of our prospects and materially harm our business.

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

Dimensions and Alexandra, our UK-based operations, sell their products and conduct their business primarily in pounds Sterling (“GBP”) but purchase most of their merchandise in transactions paid in U.S. dollars. The exchange rate between the GBP and U.S. dollars has fluctuated historically. A decline in the value of the GBP as compared to the U.S. dollar will adversely impact our UK operating results as the cost of merchandise purchases will increase, particularly in relation to longer term customer contracts that have little or no pricing adjustment provisions, and the revenues and earnings of our UK operations will be reduced when they are translated to U.S. dollars. Also, the value of our UK net assets in U.S. dollars may decline. Dimensions and Alexandra utilize foreign currency hedging contracts as well as price renegotiations to limit exposure to some of this risk.

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

The costs of wool and other raw materials significant to the manufacture of apparel have increased as have the costs of manufacturing in China. These increased costs could materially affect our results of operations to the extent they cannot be mitigated through price increases and relocation to lower cost sources of supply or other cost reductions. These increased costs could particularly impact our managed contract corporate wear business which tends to have more long term contractually committed customer sales arrangements with limited price flexibility.

Our business is subject to numerous, varied and changing laws, rules and regulations, the interpretation of which can be uncertain and which may lead to litigation or administrative proceedings.

The sale of goods at retail is subject to rules issued by the payment brand industry, and laws, rules and regulations promulgated by national, state and provincial authorities, including laws, rules and regulations relating to privacy, use of consumer information, credit cards and advertising. In addition, we have over 17,000 employees located in 49 states and in multiple foreign countries and, as a result, we are subject to numerous and varying laws, rules and regulations related to employment. All of these laws, rules and regulations and the interpretation thereof are subject to change and often application thereof may be unclear. As a result, from time to time, the Company is subject to inquiries, investigations, and/or litigation, including class action lawsuits, and administrative actions related to compliance with these laws, rules and regulations.

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

We could be subject to losses if we fail to address emerging security threats or detect and prevent privacy and security incidents.

As part of our normal operations, we maintain and transmit confidential information about our customers as well as proprietary information relating to our business operations. Our systems or our third-party service providers’ systems may be vulnerable to privacy and security incidents including attacks by unauthorized users, corruption by computer viruses or other malicious software code, emerging cybersecurity risks, inadvertent or intentional release of confidential or proprietary information, or other similar events. The occurrence of any security breach involving the misappropriation, loss or other unauthorized disclosure of information about us or our customers, whether by us or by one of our third-party service providers, could, among other things:

•	cause damage to our reputation,

•	allow competitors access to our proprietary business information,

•	subject us to liability for a failure to safeguard customer data,

•	subject us to regulatory action or litigation,

•	impact our ability to process credit card transactions, and

•	require significant capital and operating expenditures to investigate and remediate the breach.

Rights of our shareholders may be negatively affected if we issue any of the shares of preferred stock which our Board of Directors has authorized for issuance.

We have available for issuance 2,000,000 shares of preferred stock, par value $.01 per share. Our Board of Directors is authorized to issue any or all of this preferred stock, in one or more series, without any further action on the part of shareholders. The rights of our shareholders may be negatively affected if we issue a series of preferred stock in the future that has preference over our common stock with respect to the payment of dividends or distribution upon our liquidation, dissolution or winding up. See Note 9 of Notes to Consolidated Financial Statements for more information.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of January 28, 2012, we operated 1,049 retail apparel and tuxedo rental stores in 49 states and the District of Columbia and 117 retail apparel stores in 10 Canadian provinces. The following tables set forth the location, by state or province, of these stores:

United States	Men’s Wearhouse	Men’s Wearhouse and Tux	K&G
California	82	22	1
Florida	43	31	5
Texas	58	1	13
Illinois	28	31	7
New York	35	12	4
Michigan	20	20	7
Pennsylvania	26	15	4
Massachusetts	17	19	3
Ohio	21	13	5
Maryland	15	16	7
Georgia	18	13	6
Virginia	19	15	3
North Carolina	15	15	4
New Jersey	16	12	5
Tennessee	12	10	2
Louisiana	8	9	4
Minnesota	9	9	2
Missouri	11	7	2
Wisconsin	9	10	1
Colorado	14	2	3
Indiana	9	8	2
Arizona	14	4
Connecticut	10	5	2
Washington	14	1	2
South Carolina	5	10	1
Alabama	7	6	1
Kentucky	3	6	1
Oregon	9	1
Kansas	6	2	1
Nevada	6	2
New Hampshire	4	3
Utah	7
Iowa	5	1
Oklahoma	5		1
Delaware	2	3
Nebraska	3	2
Mississippi	1	3
New Mexico	4
Rhode Island	1	3
Arkansas	3
South Dakota	2	1
Idaho	2
North Dakota	2
Alaska	1
Maine	1
Montana	1
Vermont	1
West Virginia	1
Wyoming	1
District of Columbia	1

Total	607	343	99

Canada	Moores
Ontario	50
Quebec	24
British Columbia	16
Alberta	12
Manitoba	5
New Brunswick	3
Nova Scotia	3
Saskatchewan	2
Newfoundland	1
Prince Edward Island	1

Total	117

We lease our stores on terms generally from five to ten years with renewal options at higher fixed rates in most cases. Leases typically provide for percentage rent over sales break points. Additionally, most leases provide for a base rent as well as “triple net charges”, including but not limited to common area maintenance expenses, property taxes, utilities, center promotions and insurance. In certain markets, we own or lease between 3,000 and 33,100 additional square feet as a part of a Men’s Wearhouse store or in a separate hub warehouse unit to be utilized as a redistribution facility in that geographic area.

We own or lease properties in various parts of the U.S. and Canada to facilitate the distribution of retail and rental product to our stores. We also own or lease properties in Houston, Texas and various parts of the UK to facilitate the distribution of our corporate apparel product. In addition, we have primary office locations in Houston, Texas and Fremont, California with additional satellite offices in other parts of the U.S., Canada and Europe. The following is a listing of all owned and leased non-store facilities as of January 28, 2012:

				Square Footage Used For
Business Segment	Location	Total Sq Ft	Owned/ Leased	Warehouse/ Distribution	Office Space	Total Use
Retail	Houston, TX	1,100,000	Own	1,070,100	29,900	1,100,000
	Houston, TX	241,500	Own	226,000	15,500	241,500
	Houston, TX(1)	22,000	Own	18,000	4,000	22,000
	Norcross, GA	89,300	Lease	68,700	20,600	89,300
	Addison, IL	71,000	Lease	65,000	6,000	71,000
	Pittston, PA	419,600	Lease	411,200	8,400	419,600
	Richmond, VA	54,900	Own	53,500	1,400	54,900
	Bakersfield, CA	222,400	Lease	211,700	10,700	222,400
	Various locations(2)	325,100	Own/ Lease	281,000	44,100	325,100
	Atlanta, GA(3)	100,000	Lease	23,000	35,000	58,000
	Toronto, Ontario	36,700	Lease	19,800	16,900	36,700
	Cambridge, Ontario	214,600	Own	207,800	6,800	214,600
	Montreal, Quebec	173,000	Own	167,300	5,700	173,000
	Vancouver, BC	2,100	Lease	—	2,100	2,100
Corporate apparel	Houston, TX	146,500	Own	136,200	10,300	146,500
	Long Eaton, UK	362,200	Lease	357,200	5,000	362,200
	Castle Donington, UK	19,400	Lease	—	19,400	19,400
	Various locations, UK	49,300	Lease	25,700	23,600	49,300
Retail and Corporate apparel	Houston, TX	206,400	Lease	—	206,400	206,400
	Houston, TX	25,000	Own	—	25,000	25,000
	New York, NY	13,900	Lease	—	13,900	13,900
	Fremont, CA	34,000	Own	—	34,000	34,000

		3,928,900		3,342,200	544,700	3,886,900

(1)	This facility houses the laundry and dry cleaning plant for our retail laundry and dry cleaning services.

(2)	Various locations consist primarily of hub warehouse facilities located throughout the U.S. Owned warehouse facilities comprise 54,138 square feet of the total square footage.

(3)	Total square footage includes 42,000 square feet used for a retail store.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of our business. Management believes that none of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the symbol “MW”. The following table sets forth, on a per share basis for the periods indicated, the high and low sale prices per share for our common stock as reported by the New York Stock Exchange and the quarterly dividends declared on each share of common stock:

	High	Low	Dividend
Fiscal Year 2011
First quarter ended April 30, 2011	$28.55	$25.05	$0.12
Second quarter ended July 30, 2011	36.43	27.15	0.12
Third quarter ended October 29, 2011	33.18	24.50	0.12
Fourth quarter ended January 28, 2012	35.13	26.30	0.18
Fiscal Year 2010
First quarter ended May 1, 2010	$27.43	$19.69	$0.09
Second quarter ended July 31, 2010	24.99	17.66	0.09
Third quarter ended October 30, 2010	25.97	17.99	0.09
Fourth quarter ended January 29, 2011	29.62	23.05	0.12

On March 20, 2012, there were approximately 1,200 shareholders of record and approximately 31,300 beneficial shareholders of our common stock.

The cash dividend of $0.18 per share declared by our Board of Directors in January 2012 is payable on March 23, 2012 to shareholders of record on March 13, 2012. The dividend payout is approximately $9.3 million.

The information required by this item regarding securities authorized for issuance under equity compensation plans is incorporated by reference from Item 12 of this Form 10-K.

Issuer Purchases of Equity Securities

We did not purchase any of our equity securities during the fourth quarter of fiscal 2011. Subsequent to January 28, 2012 and through March 20, 2012, we have purchased 861,484 shares for $33.6 million at an average price per share of $39.01 under our authorized share repurchase program.

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

The following graph compares, as of each of the dates indicated, the percentage change in the Company’s cumulative total shareholder return on the Common Stock with the cumulative total return of the NYSE Composite Index and the Retail Specialty Apparel Index. The graph assumes that the value of the investment in the Common Stock and each index was $100 at February 3, 2007 and that all dividends paid by those companies included in the indices were reinvested.

	February 3, 2007	February 2, 2008	January 31, 2009	January 30, 2010	January 29, 2011	January 28, 2012
Measurement Period (Fiscal Year Covered)
The Men’s Wearhouse, Inc.	$100.00	$60.16	$27.14	$47.64	$62.36	$84.31
NYSE Composite Index	100.00	101.63	58.51	79.64	95.43	95.50
Dow Jones US Apparel Retailers	100.00	79.02	41.62	78.83	97.54	116.35

The foregoing graph is based on historical data and is not necessarily indicative of future performance.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected statement of earnings, balance sheet and cash flow information for the fiscal years indicated has been derived from our audited consolidated financial statements. The Selected Financial Data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes thereto. References herein to years are to the Company’s 52-week or 53-week fiscal year, which ends on the Saturday nearest January 31 in the following calendar year. For example, references to “2011” mean the fiscal year ended January 28, 2012. All fiscal years for which financial information is included herein had 52 weeks.

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

In the third quarter of fiscal 2010, we changed the inventory valuation method used by our K&G brand from the retail inventory method to the average cost method. The cumulative effect of this change in accounting principle was recorded retrospectively as of February 1, 2009. Refer to Note 1 of Notes to Consolidated Financial Statements.

	2011	2010	2009	2008	2007
	(Dollars and shares in thousands, except per share and per square foot data)
Statement of Earnings Data:
Total net sales	$2,382,684	$2,102,664	$1,909,575	$1,972,418	$2,112,558
Total gross margin	1,048,927	898,433	798,898	850,512	970,057
Operating income	185,432	101,671	69,376	90,471	228,652
Net earnings attributable to common shareholders	120,601	67,697	46,215	58,844	147,041
Per Common Share Data:
Diluted net earnings per common share attributable to common shareholders	$2.30	$1.27	$0.88	$1.13	$2.73
Cash dividends declared	$0.54	$0.39	$0.30	$0.28	$0.25
Weighted average common shares outstanding plus dilutive potential common shares	51,692	52,853	52,280	51,944	53,890
Operating Information:
Percentage increase/(decrease) in comparable store sales(1):
Men’s Wearhouse	9.1%	4.7%	(4.0)%	(9.0)%	(0.4)%
K&G	3.6%	(1.5)%	(1.9)%	(11.7)%	(10.9)%
Moores	4.5%	2.2%	(0.9)%	(5.6)%	1.5%
Average square footage(2):
Men’s Wearhouse	5,705	5,673	5,653	5,626	5,600
Men’s Wearhouse and Tux	1,384	1,381	1,373	1,360	1,333
K&G	23,750	23,472	23,137	23,087	23,132
Moores	6,339	6,306	6,278	6,233	6,205
Average net sales per square foot of selling space(3):
Men’s Wearhouse	$451	$410	$387	$395	$441
K&G	$191	$181	$182	$184	$220
Moores	$432	$416	$408	$412	$440

	2011	2010	2009	2008	2007
	(Dollars in thousands)
Number of retail stores:
Open at beginning of the period	1,192	1,259	1,294	1,273	752
Opened	25	10	6	43	42
Acquired(4)	—	—	—	—	509
Closed	(51)	(77)	(41)	(22)	(30)

Open at end of the period	1,166	1,192	1,259	1,294	1,273

Men’s Wearhouse	607	585	581	580	563
Men’s Wearhouse and Tux	343	388	454	489	489
K&G	99	102	107	108	105
Moores	117	117	117	117	116

Total	1,166	1,192	1,259	1,294	1,273

Cash Flow Information:
Capital expenditures	$91,820	$58,868	$56,912	$88,225	$126,076
Depreciation and amortization	75,968	75,998	86,090	90,665	80,296
Purchase of treasury stock	63,988	144	90	156	106,107

	January 28, 2012	January 29, 2011	January 30, 2010	January 31, 2009	February 2, 2008
Balance Sheet Information:
Cash and cash equivalents	$125,306	$136,371	$186,018	$87,412	$39,446
Short-term investments	—	—	—	17,121	59,921
Inventories	572,502	486,499	434,881	440,099	492,423
Working capital	544,108	497,352	486,341	411,392	393,740
Total assets	1,405,952	1,320,318	1,234,152	1,187,730	1,256,467
Long-term debt	—	—	43,491	62,916	92,399
Total equity	1,031,819	983,853	904,390	842,148	815,937

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

(4)	Men’s Wearhouse and Tux stores resulting from the acquisition of After Hours on April 9, 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Men’s Wearhouse, Inc. is a specialty apparel retailer offering suits, suit separates, sport coats, slacks, sportswear, outerwear, dress shirts, shoes and accessories for men and tuxedo rentals. We offer our products and services through multiple channels including The Men’s Wearhouse, Men’s Wearhouse and Tux, K&G, Moores Clothing for Men and on the internet at www.menswearhouse.com and www.kgstores.com. Our stores are located throughout the United States and Canada and carry a wide selection of brand name and private label merchandise. In addition, we offer our customers a variety of services, including alterations and our loyalty program, and most of our K&G stores offer ladies’ career apparel, sportswear and accessories, including shoes, and children’s apparel.

We also conduct corporate apparel and uniform operations through Twin Hill in the United States and Dimensions and Alexandra in the United Kingdom and, in the Houston, Texas area, we conduct retail dry cleaning and laundry operations through MW Cleaners.

On August 6, 2010, we acquired Dimensions Clothing Limited and certain assets of Alexandra plc, two leading providers of corporate clothing uniforms and workwear in the United Kingdom, to complement our corporate apparel operations. These operations offer their products through multiple channels including managed corporate accounts, catalogs and on the internet at www.dimensions.co.uk and www.alexandra.co.uk. The results of operations for Dimensions and Alexandra have been included in the consolidated financial statements since that date. The combined businesses are organized under a UK-based holding company, of which we control 86% and certain previous shareholders of Dimensions control 14%. We have the right to acquire the remaining outstanding shares of the UK-based holding company in the future on the terms set forth in the Investment, Shareholders’ and Stock Purchase Agreement. The acquisition-date cash consideration transferred for the Dimensions and Alexandra acquisitions was US$97.8 million (£61 million) and was funded through our cash on hand. During fiscal 2011, we completed the integration of the Dimensions and Alexandra operations by consolidating the distribution facilities into one primary location and centralizing the sourcing, technology and accounting functions. Refer to Note 2 of Notes to Consolidated Financial Statements for further details regarding the acquisitions.

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

The corporate apparel segment includes the results from our corporate apparel and uniform operations conducted by Twin Hill in the United States and, beginning in the third quarter of fiscal 2010, by Dimensions and Alexandra in the United Kingdom. Refer to Note 14 of Notes to Consolidated Financial Statements for additional information and disclosures regarding our reportable segments and the discussion included in “Results of Operations” below.

Overview

We had revenues of $2,382.7 million and net earnings attributable to common shareholders of $120.6 million in fiscal 2011, compared to revenues of $2,102.7 million and net earnings attributable to common shareholders of $67.7 million in fiscal 2010 and revenues of $1,909.6 million and net earnings attributable to common shareholders of $46.2 million in fiscal 2009. We increased our revenues by $280.0 million or 13.3% and our gross margin by $150.5 million or 16.8% for fiscal 2011 as compared to the prior year. Our UK-based operations acquired on August 6, 2010 contributed $113.3 million of the increased revenues and $34.4 million of the increased gross margin for fiscal 2011.

While we believe conditions have become more stable and overall we experienced improvement in both sales and profitability during fiscal 2011 as compared to the prior year, U.S. and global economic conditions remain volatile as high unemployment levels and overall economic conditions could negatively impact consumer confidence and the level of consumer discretionary spending. Furthermore, we believe we are in the early phase of a replenishment cycle in men’s apparel that is driven by a silhouette change in men’s suits that occurs about every ten years. About 20 years ago, the cycle was driven by wide shouldered and double breasted suits, and about ten years later it was driven by the three button suit. We are now seeing a much trimmer shape in men’s suits that is also influencing shirts and ties. We plan to feature these products in our stores and our marketing channels to target the younger customer as well as the other demographics that will be influenced by the silhouette change that we believe is driving this replenishment cycle in men’s apparel.

We opened 25 stores in fiscal 2011, 10 stores in fiscal 2010 and six stores in fiscal 2009. In 2011, we closed two Men’s Wearhouse stores due to lease expiration and one due to substandard performance. We closed three K&G stores due to substandard performance. We also closed 45 Men’s Wearhouse and Tux stores: seven due to substandard performance, 20 due to lease expiration and 18 due to consolidation of operations with other existing Men’s Wearhouse stores in the area. In 2010, we closed four Men’s Wearhouse stores due to lease expiration and one due to substandard performance. We closed two K&G stores due to lease expiration and four due to substandard performance. We also closed 66 Men’s Wearhouse and Tux stores: seven due to substandard performance, 21 due to lease expiration and 38 due to consolidation of operations with other existing Men’s Wearhouse stores in the area. In 2009, we closed four Men’s Wearhouse stores due to lease expiration and one K&G store due to substandard performance. We also closed 36 Men’s Wearhouse and Tux stores: one due to substandard performance, nine due to lease expiration and 26 due to consolidation of operations with other existing Men’s Wearhouse stores in the area.

We plan to open approximately 26 Men’s Wearhouse stores and three Moores stores in fiscal 2012 and to expand and/or relocate approximately 30 existing Men’s Wearhouse stores and five existing Moores stores. We also plan to close approximately three K&G stores and approximately 43 Men’s Wearhouse and Tux stores in fiscal 2012 as their lease terms expire or acceptable lease termination arrangements can be established.

Results of Operations

The following table sets forth the Company’s results of operations expressed as a percentage of net sales for the periods indicated:

	Fiscal Year(1)
	2011	2010	2009
Net sales:
Retail clothing product	68.0%	70.4%	75.1%
Tuxedo rental services	15.8	17.3	17.5
Alteration and other services	6.0	6.3	6.7

Total retail sales	89.8	94.0	99.3
Corporate apparel clothing product sales	10.2	6.0	0.7

Total net sales	100%	100%	100%
Cost of sales(2):
Retail clothing product	44.7	46.1	45.9
Tuxedo rental services	14.0	15.4	17.2
Alteration and other services	75.6	74.6	73.8
Occupancy costs	12.8	14.0	15.3

Total retail cost of sales	54.1	56.3	58.0
Corporate apparel clothing product cost of sales	72.4	72.5	81.4

Total cost of sales	56.0	57.3	58.2
Gross margin(2):
Retail clothing product	55.3	53.9	54.1
Tuxedo rental services	86.0	84.6	82.8
Alteration and other services	24.4	25.4	26.2
Occupancy costs	(12.8)	(14.0)	(15.3)

Total retail gross margin	45.9	43.7	42.0
Corporate apparel clothing product gross margin	27.6	27.5	18.6

Total gross margin	44.0	42.7	41.8
Asset impairment charges	0.1	0.3	1.0
Selling, general and administrative expenses	36.2	37.6	37.2

Operating income	7.8	4.8	3.6
Interest income	0.0	0.0	0.1
Interest expense	(0.1)	(0.1)	(0.1)

Earnings before income taxes	7.7	4.8	3.6
Provision for income taxes	2.7	1.6	1.2

Net earnings including noncontrolling interest	5.1	3.2	2.4
Net loss attributable to noncontrolling interest	0.0	0.0	0.0

Net earnings attributable to common shareholders	5.1%	3.2%	2.4%

(1)	Percentage line items may not sum to totals due to the effect of rounding.

(2)	Calculated as a percentage of related sales.

2011 Compared with 2010

The Company’s total net sales increased $280.0 million, or 13.3%, to $2,382.7 million for fiscal 2011 as compared to fiscal 2010.

Total retail sales increased $162.8 million, or 8.2%, to $2,139.2 million due mainly to a $139.2 million increase in retail clothing product revenues, a $12.6 million increase in tuxedo rental services revenues and a $9.8 million increase in alteration services revenues. These increases are attributable to the following:

(in millions)	Amount attributed to
$133.9	Increase in comparable sales.
22.0	Increase in e-commerce, alteration and other services sales.
13.4	Increase from net sales of stores opened in 2010, relocated stores and expanded stores not yet included in comparable sales.
11.4	Increase in net sales from 25 new stores opened in 2011.
(26.6)	Decrease in net sales resulting from closed stores.
8.7	Increase in net sales resulting from change in U.S./Canadian dollar exchange rate.

$162.8	Increase in total retail sales.

Comparable store sales (which are calculated by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period) increased 9.1% at Men’s Wearhouse/Men’s Wearhouse and Tux, 4.5% at Moores and 3.6% at K&G, with the increases primarily due to increased retail clothing product sales. Increases at Men’s Wearhouse/Men’s Wearhouse and Tux and Moores were driven by increased units sold per transaction that more than offset a decrease in average unit retails (net selling prices) and a decrease in the average number of transactions per store. Increases at K&G were driven by increased average unit retails and units sold per transaction that more than offset a decrease in the average number of transactions per store. Tuxedo rental service revenues increased due to both higher average rental rates and higher paid rental units in the U.S.

Total corporate apparel clothing product sales increased $117.2 million due mainly to a $113.3 million increase in sales from the UK corporate apparel operations acquired on August 6, 2010.

The Company’s gross margin was as follows:

	Fiscal Year
	2011	2010
Gross margin (in thousands)	$1,048,927	$898,433

Gross margin as a percentage of related sales:
Retail gross margin:
Clothing product	55.3%	53.9%
Tuxedo rental services	86.0%	84.6%
Alteration and other services	24.4%	25.4%
Occupancy costs	(12.8)%	(14.0)%

Total retail gross margin	45.9%	43.7%
Corporate apparel clothing product gross margin	27.6%	27.5%

Total gross margin	44.0%	42.7%

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

In the retail segment, total gross margin as a percentage of related sales increased from 43.7% in fiscal 2010 to 45.9% in fiscal 2011. On an absolute dollar basis total retail segment gross margin increased $118.1 million or 13.7% from fiscal 2010 to $981.8 million in fiscal 2011. Retail clothing product gross margin increased from 53.9% in fiscal 2010 to 55.3% in fiscal 2011 due primarily to a favorable sales mix trend to higher margin product and lower K&G product cost charge-offs in 2011. The tuxedo rental services gross margin increased from 84.6% in fiscal 2010 to 86.0% in fiscal 2011 due primarily to decreased tuxedo rental amortization costs in 2011. Occupancy cost, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, decreased from 14.0% in fiscal 2010 to 12.8% in fiscal 2011 primarily due to reduced depreciation following impairment charges taken in 2010 and 2011 and cost leverage from increased sales.

In the corporate apparel segment, total gross margin as a percentage of related sales increased slightly from 27.5% in fiscal 2010 to 27.6% in fiscal 2011 due to our UK corporate apparel operations acquired on August 6, 2010.

Non-cash asset impairment charges were $2.0 million in fiscal 2011 as compared to $5.9 million in fiscal 2010. As a percentage of total net sales, these expenses decreased from 0.3% in 2010 to 0.1% in 2011. The asset impairment charges in both years related primarily to Men’s Wearhouse and Tux stores and K&G stores. Refer to Impairment of Long-Lived Assets as discussed in “Critical Accounting Polices and Estimates” below and Note 1 of Notes to Consolidated Financial Statements for further details.

Selling, general and administrative (“SG&A”) expenses increased to $861.5 million in fiscal 2011 from $790.9 million in fiscal 2010, an increase of $70.5 million or 8.9%. As a percentage of total net sales, these expenses decreased from 37.6% in fiscal 2010 to 36.2% in fiscal 2011. The components of this 1.4% net decrease in SG&A expenses as a percentage of total net sales and the related absolute dollar changes were as follows:

%	Attributed to
(0.8)	Decrease in advertising expense as a percentage of total net sales from 4.3% in fiscal 2010 to 3.5% in fiscal 2011. On an absolute dollar basis, advertising expense decreased $7.1 million.
(0.9)

Decrease in store salaries as a percentage of total net sales from 14.0% in fiscal 2010 to 13.1% in fiscal 2011. Store salaries on an absolute dollar basis increased $17.6 million primarily due to increased commissions associated with increased sales and increased store sales support salaries.

0.3

Increase in other SG&A expenses as a percentage of total net sales from 19.3% in fiscal 2010 to 19.6% in fiscal 2011. On an absolute dollar basis, other SG&A expenses increased $60.0 million primarily due to our UK corporate apparel operations acquired on August 6, 2010, increased non-store payroll and payroll related costs and increased expenses associated with increased sales, offset by a decrease in costs incurred for ceased tuxedo rental distribution operations in fiscal 2011 compared to fiscal 2010 (refer to Note 15 of Notes to Consolidated Financial Statements).

(1.4)%	Total

In the retail segment, SG&A expenses as a percentage of related net sales decreased from 37.9% in fiscal 2010 to 36.9% in fiscal 2011. On an absolute dollar basis, retail segment SG&A expenses increased $40.3 million primarily due to increased store salaries, non-store payroll and payroll related costs and other expenses associated with increased sales, offset by a decrease in costs incurred for ceased tuxedo rental distribution operations in fiscal 2011 compared to fiscal 2010 and a decrease in advertising expense.

In the corporate apparel segment, SG&A expenses as a percentage of related net sales decreased from 32.8% in fiscal 2010 to 29.5% in fiscal 2011. On an absolute dollar basis, corporate apparel segment SG&A expenses increased $30.2 million primarily due to an increase in 2011 expenses of $28.9 million associated with our UK corporate apparel operations acquired on August 6, 2010.

Corporate apparel segment operating loss of $4.6 million for fiscal 2011 includes $3.8 million in integration costs incurring during the period and $7.9 million of operating losses in the U.S.

Our effective income tax rate was 34.7% for fiscal 2011 and 32.7% for fiscal 2010. The effective tax rate for fiscal 2011 was lower than the statutory U.S. federal rate of 35% due to the favorable tax rate effects from net permanent book-to-tax adjustments, lower foreign statutory tax rates imposed on our foreign operations and recognition of previously unrecognized tax benefits and related accrued interest from expirations of statutes of limitations, offset partially by the effect of state income taxes. The effective tax rate for fiscal 2010 was lower than the statutory U.S. federal rate of 35% due to the favorable tax rate effects from net permanent book-to-tax adjustments, the release of valuation allowances on foreign tax credit carryforwards, the conclusion of certain income tax audits and recognition of previously unrecognized tax benefits from expirations of statute of limitations, partially offset by the effect of state income taxes. As of January 28, 2012, we had $4.3 million in unrecognized tax benefits, of which $3.2 million, if recognized, would reduce our income tax expense and effective tax rate. It is reasonably possible that there would be a reduction in the balance of unrecognized tax benefits of up to $1.0 million in the next twelve months.

These factors resulted in net earnings attributable to common shareholders of $120.6 million or 5.1% of total net sales for fiscal 2011, an increase of $52.9 million or 78.1% over net earnings of $67.7 million or 3.2% of total net sales for fiscal 2010.

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

Total retail sales increased $80.3 million, or 4.2%, to $1,976.4 million due mainly to a $46.6 million increase in retail clothing product revenues and a $30.2 million increase in tuxedo rental service revenue, and is attributable to the following:

(in millions)	Amount attributed to
$55.1	Increase in comparable sales.
10.5	Increase in e-commerce, alteration and other services sales.
5.9	Increase from net sales of stores opened in 2009, relocated stores and expanded stores not yet included in comparable sales.
6.6	Increase in net sales from 10 new stores opened in 2010.
(16.1)	Decrease in net sales resulting from closed stores.
18.3	Increase in net sales resulting from change in U.S./Canadian dollar exchange rate.

$80.3	Increase in total retail sales.

Comparable store sales increased 4.7% at Men’s Wearhouse/Men’s Wearhouse and Tux and 2.2% at Moores, and decreased 1.5% at K&G. The increase of 4.7% in comparable store sales at Men’s Wearhouse and Men’s Wearhouse and Tux was due mainly to higher store traffic levels and to continued paid unit growth in our tuxedo rental services business. The increase of 2.2% at Moores was due mainly increased units per transaction, which increased the average transaction value and to continued paid unit growth in our tuxedo rental services business. At K&G, the decrease of 1.5% in comparable store sales was due mainly to a decrease in store traffic levels. Tuxedo rental service revenues as a percentage of total retail sales increased from 17.6% in fiscal 2009 to 18.4% in 2010. In absolute dollars, tuxedo rental service revenues increased $30.2 million or 9.0% due mainly to a 10.5% increase in paid units rented, offset partially by lower average rental rates in the U.S.

Total corporate apparel clothing sales increased $112.8 million due mainly to $104.8 million in sales from the UK corporate apparel operations acquired on August 6, 2010.

The Company’s gross margin was as follows:

	Fiscal Year
	2010	2009
Gross margin (in thousands)	$898,433	$798,898

Gross margin as a percentage of related sales:
Retail gross margin:
Clothing product	53.9%	54.1%
Tuxedo rental services	84.6%	82.8%
Alteration and other services	25.4%	26.2%
Occupancy costs	(14.0)%	(15.3)%

Total retail gross margin	43.7%	42.0%
Corporate apparel clothing product gross margin	27.5%	18.6%

Total gross margin	42.7%	41.8%

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

In the corporate apparel segment, total gross margin as a percentage of related sales increased from 18.6% in fiscal 2009 to 27.5% in fiscal 2010 due to our UK corporate apparel operations acquired on August 6, 2010.

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

SG&A expenses increased to $790.9 million in fiscal 2010 from $710.0 million in fiscal 2009, an increase of $80.9 million or 11.4%. As a percentage of total net sales, these expenses increased from 37.2% in fiscal 2009 to 37.6% in fiscal 2010. The components of this 0.4% net increase in SG&A expenses as a percentage of total net sales and the related absolute dollar changes were as follows:

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

1.4

Increase in other SG&A expenses as a percentage of total net sales from 17.9% in fiscal 2009 to 19.3% in fiscal 2010. On an absolute dollar basis, other SG&A expenses increased $63.1 million primarily due to expenses related to our acquisitions of Dimensions and Alexandra on August 6, 2010, increased payroll related costs, costs incurred for ceased tuxedo rental distribution operations (refer to Note 15 of Notes to Consolidated Financial Statements) and the absence in 2010 of a cumulative adjustment of $3.1 million recognized in the second quarter of 2009 for gift card breakage income.

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

In the corporate apparel segment, SG&A expenses as a percentage of related net sales decreased from 50.5% in fiscal 2009 to 32.8% in fiscal 2010 due primarily to our UK corporate apparel operations acquired on August 6, 2010.

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

Liquidity and Capital Resources

At January 28, 2012 and January 29, 2011, cash and cash equivalents totaled $125.3 million and $136.4 million, respectively. We had working capital of $544.1 million and $497.4 million at January 28, 2012 and January 29, 2011, respectively. Our primary sources of working capital are cash flows from operations and borrowings under our Credit Agreement. The $46.7 million increase in working capital at January 28, 2012 compared to January 29, 2011 resulted mainly from net earnings adjusted for non-cash charges and increased inventories, which more than offset the increase in accrued expenses and other current liabilities and the purchases of treasury stock made during fiscal 2011.

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

The Credit Agreement provides for a total senior revolving credit facility of $200.0 million, with increases to $300.0 million upon additional lender commitments, that matures on January 26, 2016. The Credit Agreement is secured by the stock of certain of our subsidiaries. The Credit Agreement has several borrowing and interest rate options including the following indices: (i) adjusted LIBO rate, (ii) adjusted EURIBO rate, (iii) CDO rate, (iv) Canadian prime rate or (v) an alternate base rate (equal to the greater of the prime rate, the federal funds rate plus 0.5% or the adjusted LIBO rate for a one month period plus 1.0%). Advances under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin up to 2.75%. The Credit Agreement also provides for fees applicable to amounts available to be drawn under outstanding letters of credit which range from 2.00% to 2.75%, and a fee on unused commitments which ranges from 0.35% to 0.50%. As of January 28, 2012, there were no borrowings outstanding under the Credit Agreement.

The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain certain financial ratios. The restrictive provisions in the Credit Agreement reflect an overall covenant structure that is generally representative of a commercial loan made to an investment-grade company. Our debt, however, is not rated and we have not sought, and are not seeking, a rating of our debt. We were in compliance with the covenants in the Credit Agreement as of January 28, 2012.

We utilize letters of credit primarily to secure inventory purchases and as collateral for workers compensation claims. At January 28, 2012, letters of credit totaling approximately $27.4 million were issued and outstanding. Borrowings available under our Credit Agreement at January 28, 2012 were $172.6 million.

Cash flow activities

Operating activities — Our primary source of operating cash flow is from sales to our customers. Our primary uses of cash include clothing product inventory and tuxedo rental product purchases, personnel related expenses, occupancy costs, advertising costs and income tax payments. Our operating activities provided net cash of $162.8 million in 2011 due mainly to net earnings, adjusted for non-cash charges, offset in part by increases in inventories and tuxedo rental product. Our operating activities provided net cash of $169.9 million in 2010 due mainly to net earnings, adjusted for non-cash charges and a decrease in inventories and increases in accounts payable, accrued expenses and other current liabilities, offset in part by increases in accounts receivable and tuxedo rental product and a decrease in income taxes payable. Our operating activities provided net cash of $163.2 million in 2009, due mainly to net earnings, adjusted for non-cash charges, and decreases in inventories and other assets and an increase in income taxes payable, offset in part by an increase in tuxedo rental product and decreases in accounts payable, accrued expenses and other current liabilities. The increase in accounts receivable during fiscal 2010 was due primarily to a build of customer balances at our UK corporate apparel operations acquired in the third quarter of fiscal 2010. Inventories decreased in 2009 as purchases were reduced in line with decreased clothing sales in 2009. Inventories also decreased in 2010 as we continued efforts to align inventory purchases with sales expectations and a decrease in our retail store count. Inventories increased in 2011 primarily due to increased retail sales and replenishment of comparatively oversold levels at the end of the prior year following the third quarter 2010 introduction of a more aggressive promotional cadence. Tuxedo rental product increased in each of the years to support the continued growth in our tuxedo rental business and to replenish retired rental product. The increases in accounts payable, accrued expenses and other current liabilities in 2010 was primarily due to the timing of vendor payments, increased advertising costs and an increase in annual bonuses due to increased sales in 2010, while the decrease in income taxes payable was due to the timing of required tax payments. The decreases in accounts payable, accrued expenses and other current liabilities in 2009 relate mainly to the timing of vendor payments and reduced purchases associated with decreased clothing sales. The decrease in other assets in 2009 was mainly due to tax refunds received, while the increase in income taxes payable was due to the timing and amounts of required tax payments.

Investing activities — Our cash outflows from investing activities are primarily for capital expenditures and, in 2010, acquisitions of businesses, while cash inflows are primarily the result of proceeds from sales of short-term investments. Our investing activities used net cash of $91.8 million, $156.6 million and $36.7 million in 2011, 2010 and 2009, respectively. We made capital expenditures of $91.8 million, $58.9 million and $56.9 million in 2011, 2010 and 2009, respectively. In 2010, we used net cash of $97.8 million for the acquisitions of Dimensions and Alexandra on August 6, 2010. In 2009 we had net proceeds from short-term investments of $19.4 million.

Our capital expenditures relate mainly to costs incurred for stores opened, remodeled or relocated during the year or under construction at the end of the year, distribution facility additions and infrastructure technology investments as detailed below (in millions):

	2011	2010	2009
Retail segment capital expenditures:
New store construction	$12.3	$5.5	$3.4
Relocation and remodeling of existing stores	42.0	25.0	26.5
Information technology	15.5	18.9	14.1
Distribution facilities	9.6	4.8	10.8
Other	2.6	1.8	0.8

Total retail segment capital expenditures	82.0	56.0	55.6
Corporate apparel segment capital expenditures	9.8	2.9	1.3

Total capital expenditures	$91.8	$58.9	$56.9

Property additions relating to new retail apparel stores include stores in various stages of completion at the end of the fiscal year (four stores at the end of 2011, four stores at the end of 2010 and one store at the end of 2009).

Financing activities — Our cash outflows from financing activities consist primarily of cash dividend payments, debt payments and purchases of treasury shares, while cash inflows from financing activities consist primarily of proceeds from the issuance of common stock. In 2011, our financing activities used net cash of $81.8 million, due mainly to the purchases of treasury shares and the payment of cash dividends, offset partially by proceeds from the issuance of common stock. In 2010, our financing activities used net cash of $65.3 million, due mainly to the payment of cash dividends and payments on our Canadian term loan, offset partially by proceeds from the issuance of common stock. In 2009, our financing activities used net cash of $36.9 million, due mainly to the payment of cash dividends and payments on our revolving credit facility, offset partially by proceeds from the issuance of common stock.

Share repurchase program — In January 2011, the Board of Directors approved a $150.0 million share repurchase program for our common stock, which amended and increased the Company’s then existing $100.0 million share repurchase program authorized in August 2007.

No shares were repurchased under the Board authorizations during fiscal 2009 or 2010. During fiscal 2011, 2,322,340 shares at a cost of $63.8 million were repurchased at an average price per share of $27.47 under the Board authorization. At January 28, 2012, the remaining balance available under the Board authorization was $86.2 million. Subsequent to January 28, 2012 and through March 20, 2012, we have purchased 861,484 shares for $33.6 million at an average price per share of $39.01 under the Board authorization.

During fiscal 2011, 2010 and 2009, 7,132 shares, 7,134 shares and 7,292 shares, respectively, at a cost of $0.2 million, $0.1 million and $0.1 million, respectively, were repurchased at an average price per share of $27.77, $20.24 and $12.29, respectively, in private transactions to satisfy tax withholding obligations arising upon the vesting of certain restricted stock.

The following table summarizes our total treasury share repurchases during fiscal 2011, 2010 and 2009 (in thousands, except share data and average price per share):

	2011	2010	2009
Shares repurchased	2,329,472	7,134	7,292
Total cost	$63,988	$144	$90
Average price per share	$27.47	$20.24	$12.29

Dividends — Cash dividends paid were approximately $25.1 million, $19.1 million and $14.7 million during fiscal 2011, 2010 and 2009, respectively. In fiscal 2011, a dividend of $0.12 per share was declared in the first, second and third quarters and a dividend of $0.18 per share was declared in the fourth quarter, for an annual dividend of $0.54 per share. In fiscal 2010, a dividend of $0.09 per share was declared in the first, second and third quarters and a dividend of $0.12 per share was declared in the fourth quarter, for an annual dividend of $0.39 per share. In fiscal 2009, a dividend of $0.07 per share was declared in the first, second and third quarters and a dividend of $0.09 per share was declared in the fourth quarter, for an annual dividend of $0.30 per share.

The cash dividend of $0.18 per share declared by our Board of Directors in January 2012 is payable on March 23, 2012 to shareholders of record on March 13, 2012. The dividend payout is approximately $9.3 million and is included in accrued expenses and other current liabilities on the consolidated balance sheet as of January 28, 2012.

Future sources and uses of cash

Our primary uses of cash are to finance working capital requirements of our operations. In addition, we will use cash to fund capital expenditures, income tax and dividend payments, operating leases and various other obligations, including the commitments discussed in the “Contractual Obligations” table below, as they arise.

Capital expenditures are anticipated to be in the range of $100.0 to $107.0 million for 2012. This amount includes the anticipated costs of opening approximately 26 new Men’s Wearhouse stores and three new Moores stores in 2012. The average cost (excluding telecommunications and point-of-sale equipment and inventory) of opening a new store is expected to be approximately $0.5 million in 2012. The balance of the capital expenditures for 2012 will be used for telecommunications, point-of-sale and other computer equipment and systems, store relocations, remodeling and expansion, distribution facilities, investment in our corporate uniform program and investment in other corporate assets. The Company anticipates that each of the 26 new Men’s Wearhouse stores and each of the three new Moores stores will require, on average, an initial inventory costing approximately $0.4 million (subject to the seasonal patterns that affect inventory at all stores). These inventory purchases will be funded by cash from operations, trade credit and, if necessary, borrowings under our Credit Agreement. The actual amount of future capital expenditures and inventory purchases will depend in part on the number of new stores opened and the terms on which new stores are leased, as well as on industry trends consistent with our anticipated operating plans. Additionally, market conditions may produce attractive opportunities for us to make acquisitions larger than our past acquisitions. Any such acquisitions may be undertaken as an alternative to opening new stores. We may use cash on hand, together with cash flow from operations, borrowings under our Credit Agreement and issuances of debt or equity securities, to take advantage of any significant acquisition opportunities.

Current domestic and global economic conditions, including high unemployment levels, reduced public sector spending and constrained credit markets, could negatively affect our future operating results as well as our existing cash and cash equivalents balances. In addition, conditions in the financial markets could limit our access to additional capital resources, if needed, and could increase associated costs. We believe based on our current business plan that our existing cash and cash flows from operations will be sufficient to fund our planned store openings, relocations and remodelings, other capital expenditures and operating cash requirements, and that we will be able to maintain compliance with the covenants in our Credit Agreement for at least the next 12 months. Borrowings available under our Credit Agreement were $172.6 million as of January 28, 2012.

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

Contractual Obligations

As of January 28, 2012, the Company is obligated to make cash payments in connection with its noncancelable capital and operating leases and other contractual obligations in the amounts listed below. In addition, we utilize letters of credit primarily for inventory purchases and as collateral for workers compensation claims. At January 28, 2012, letters of credit totaling approximately $27.4 million were issued and outstanding.

	Payments Due by Period
	Total	<1 Year	1-3 Years	4-5 Years	> 5 Years
	(In millions)
Contractual obligations
Capital lease obligations(a)	$6.6	$1.6	$2.9	$1.8	$0.3
Operating lease base rentals(a)	714.6	152.9	251.7	174.8	135.2
Other contractual obligations(b)	29.0	11.0	11.6	4.5	1.9

Total contractual obligations(c)	$750.2	$165.5	$266.2	$181.1	$137.4

(a)

We lease retail business locations, office and warehouse facilities, copier equipment and automotive equipment under various noncancelable capital and operating leases. Leases on retail business locations specify minimum base rentals plus common area maintenance charges and possible additional rentals based upon percentages of sales. Most of the retail business location leases provide for renewal options at rates specified in the leases. Our future lease obligations would change if we exercised these renewal options and if we entered into additional lease agreements. See Note 16 of Notes to Consolidated Financial Statements for more information.

(b)

Other contractual obligations consist primarily of payments required under our marketing agreement with David’s Bridal, Inc. and our agreement with Vera Wang that gives us the exclusive right to Black by Vera Wang tuxedo products.

(c)

Excluded from the table above is $5.7 million, which includes $1.4 million in interest, related to uncertain tax positions. These amounts are not included due to our inability to predict the timing of the settlement of these amounts. Refer to Note 5 of Notes to Consolidated Financial Statements for more information.

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

In the third quarter of fiscal 2010, we changed the method of determining cost under the lower of cost or market inventory valuation method used for our K&G brand (representing approximately 23% of our inventory) from the retail inventory method to the average cost method. We believe the average cost method is preferable over the retail inventory method because it results in greater precision in the determination of cost of sales and inventories. Additionally, this change resulted in a consistent inventory valuation method for all of our inventories.

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

During fiscal 2009, we recognized retail segment pretax non-cash asset impairment charges of $19.5 million related to store assets for 145 Men’s Wearhouse and Tux stores and 12 K&G stores. During fiscal 2010, we recognized retail segment pretax non-cash asset impairment charges of $5.9 million related to store assets for 49 Men’s Wearhouse and Tux stores, four K&G stores and three Men’s Wearhouse stores. During fiscal 2011, we recognized retail segment pretax non-cash asset impairment charges of $2.0 million related to store assets for 26 Men’s Wearhouse and Tux stores and two K&G stores.

The pretax asset impairment charges related to the store assets for the Men’s Wearhouse and Tux stores were $14.4 million in fiscal 2009, $3.6 million in fiscal 2010 and $1.4 million in fiscal 2011 and resulted mainly from a consumer driven shifting of rental revenues from the rental stores to our Men’s Wearhouse stores located in close proximity (one mile or less). The pretax asset impairment charges for the K&G stores of $5.1 million in 2009 and $1.9 million in 2010 were the result primarily of sales declines that started in 2007 and continued through fiscal 2010 caused mainly by the downturn experienced by the U.S. economy. In fiscal 2011, we recognized pretax asset impairment charges of $0.6 million for two K&G stores that are still in operation. We also recognized pretax asset impairment charges in fiscal 2010 of $0.4 million for three Men’s Wearhouse stores, one of which is still in operation at the end of fiscal 2011. No asset impairment charges were recognized for any Men’s Wearhouse stores in fiscal 2009 or 2011.

Changes to our key assumptions related to future performance, market conditions and other economic factors could result in future impairment charges for stores or other long-lived assets where the carrying amount of the assets may not be recoverable.

Goodwill and Other Intangible Assets — Goodwill and other intangible assets are initially recorded at their fair values. Trademarks, tradenames, customer relationships and other identifiable intangible assets with finite useful lives are amortized to expense over their estimated useful lives of three to 20 years using the straight-line method and are periodically evaluated for impairment as discussed in the “Impairment of Long-Lived Assets” section above. Identifiable intangible assets with an indefinite useful life, including goodwill, are not amortized but are evaluated annually as of our fiscal year end for impairment. A more frequent evaluation is performed if events or circumstances indicate that impairment could have occurred. Such events or circumstances could include, but are not limited to, significant negative industry or economic trends, unanticipated changes in the competitive environment, decisions to significantly modify or dispose of operations and a significant sustained decline in the market price of our stock.

Goodwill, which totaled $87.8 million at January 28, 2012, represents the excess cost of businesses acquired over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in prior business combinations. For purposes of our goodwill impairment evaluation, the reporting units are our operating brands identified in Note 14 of Notes to Consolidated Financial Statements. Goodwill has been assigned to the reporting units based on prior business combinations related to the brands. The goodwill impairment evaluation is performed in two steps. The first step is intended to determine if potential impairment exists and is performed by comparing each reporting unit’s fair value to its carrying value, including goodwill. If the carrying value of a reporting unit exceeds its estimated fair value, goodwill is considered potentially impaired, and we must complete the second step of the testing to determine the amount of any impairment. The second step requires an allocation of the reporting unit’s first step estimated fair value to the individual assets and liabilities of the reporting unit in the same manner as if the reporting unit was being acquired in a business combination. Any excess of the estimated fair value over the amounts allocated to the individual assets and liabilities represents the implied fair value of goodwill for the reporting unit. If the implied fair value of goodwill is less than the recorded goodwill, we would recognize an impairment charge for the difference.

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

Management judgment is a significant factor in the goodwill impairment evaluation process. The computations require management to make estimates and assumptions. Critical assumptions that are used as part of these evaluations include:

•

The potential future cash flows of the reporting unit.    The income approach relies on the timing and estimates of future cash flows. The projections use management’s estimates of economic and market conditions over the projected period, including growth rates in revenue, gross margin and expense. The cash flows are based on the Company’s most recent business operating plans and various growth rates have been assumed for years beyond the current business plan period. We believe that the assumptions and rates used in our 2011 impairment evaluation are reasonable; however, variations in the assumptions and rates could result in significantly different estimates of fair value.

•

Selection of an appropriate discount rate.    The income approach requires the selection of an appropriate discount rate, which is based on a weighted average cost of capital analysis. The discount rate is affected by changes in short-term interest rates and long-term yield as well as variances in the typical capital structure of marketplace participants. Given current economic conditions, it is possible that the discount rate will fluctuate in the near term. The weighted average cost of capital used to discount the cash flows for our reporting units ranged from 13.0% to 15.5% for the 2011 analysis.

•

Selection of comparable companies within the industry.    For purposes of the market comparable approach, valuations were determined by calculating average price multiples of relevant key drivers from a group of companies that are comparable to the reporting units being analyzed and applying those price multiples to the key drivers of the reporting unit. While the market price multiple is not an assumption, a presumption that it provides an indicator of the value of the reporting unit is inherent in the valuation. The determination of the market comparable also involves a degree of judgment. Earnings multiples of 5.0 to 7.5 were used for the 2011 analysis for our operating brands including Men’s Wearhouse, K&G, Moores, MW Cleaners and our UK-based operations. A revenue multiple of 1.0 was used for the 2011 analysis for our Twin Hill operating brand.

As discussed above, the fair values of reporting units in 2011 were determined using a combined income and market comparable approach. We believe these two approaches are appropriate valuation techniques and we generally weight the two values equally as an estimate of reporting unit fair value for the purposes of our impairment testing. However, we may weigh one value more heavily than the other when conditions merit doing so. The fair value derived from the weighting of these two methods provided appropriate valuations that, in aggregate, reasonably reconciled to our market capitalization, taking into account observable control premiums. Therefore, we used the valuations in evaluating goodwill for possible impairment and determined that none of our goodwill was impaired.

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

No goodwill impairment was identified in fiscal 2011, 2010 or 2009.

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued updated guidance regarding testing goodwill for impairment. The updated guidance will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test. Under this amendment, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendment includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this update will only impact our testing of goodwill for impairment and will have no impact on our financial position, results of operations or cash flows. We are currently evaluating the impact of this updated guidance on our goodwill impairment testing process.

In June 2011, the FASB issued updated guidance regarding the presentation of comprehensive income. The updated guidance allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB issued a “Deferral of the Effective Date for Amendments of the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income.” This defers only the changes that relate to the presentation of reclassification adjustments on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. These amendments are to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption of this update will only impact the presentation of comprehensive income in our consolidated financial statements.

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

Foreign Currency Risk

We are subject to exposure from fluctuations in U.S. dollar/Euro exchange rates, U.S. dollar/pound Sterling (“GBP”) exchange rates and U.S. dollar/Canadian dollar (“CAD”) exchange rates as a result of our direct sourcing programs and our operations in foreign countries. Our acquired UK-based operations in particular are subject to exposure from fluctuations in U.S. dollar/GBP exchange rates as Dimensions and Alexandra sell their products and conduct their business primarily in GBP but purchase most of their merchandise in transactions paid in U.S. dollars.

As further described in Note 13 of Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Information and Results of Operations — Liquidity and Capital Resources”, our risk management policy is to hedge a significant portion of forecasted merchandise purchases for our direct sourcing programs that bear foreign exchange risk using foreign exchange forward contracts. The Company has not elected to apply hedge accounting to these transactions denominated in a foreign currency. At January 28, 2012, we had 10 contracts maturing in varying increments to purchase euros for an aggregate notional amount of US$1.7 million maturing at various dates through June 2012, nine contracts maturing in varying increments to purchase USD for an aggregate notional amount of CAD $5.9 million maturing at various dates through June 2012 and 22 contracts maturing in varying increments to purchase USD for an aggregate notional amount of GBP £10.5 million maturing at various dates through May 2012. For the fiscal year ended January 28, 2012, we recognized a net pre-tax loss of $0.7 million in cost of sales in the consolidated statement of earnings for our derivative financial instruments not designated as hedging instruments. At January 29, 2011, we had six contracts maturing in varying increments to purchase euros for an aggregate notional amount of US$3.8 million maturing at various dates through October 2011, 10 contracts maturing in varying increments to purchase USD for an aggregate notional amount of CAD $5.8 million maturing at various dates through May 2011 and 70 contracts maturing in varying increments to purchase USD for an aggregate notional amount of GBP £27.6 million maturing at various dates through September 2011. For the fiscal year ended January 29, 2011, we recognized a net pre-tax gain of $0.6 million in cost of sales in the consolidated statement of earnings for our derivative financial instruments not designated as hedging instruments. No amounts were recognized in our results of operations during fiscal 2009. A hypothetical 10% increase in applicable January 28, 2012 forward rates could decrease the fair value of the derivative financial instruments by $0.7 million, whereas a hypothetical 10% decrease in applicable January 28, 2012 forward rates could increase the fair value of the derivative contracts by $0.5 million. However, it should be noted that any change in the value of these contracts, whether real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged item.

Dimensions and Alexandra, our UK-based operations, sell their products and conduct their business primarily in GBP but purchase most of their merchandise in transactions paid in U.S. dollars. The exchange rate between the GBP and U.S. dollar has fluctuated over the last ten years. A decline in the value of the GBP as compared to the U.S. dollar will adversely impact our UK operating results as the cost of merchandise purchases will increase and the revenues and earnings of our UK operations will be reduced when they are translated to U.S. dollars. Also, the value of our UK net assets in U.S. dollars may decline. Dimensions and Alexandra utilize foreign currency hedging contracts as discussed above to limit exposure to changes in U.S. dollar/GBP exchange rates.

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

Interest Rate Risk

We are also exposed to risk under our Credit Agreement. Interest rates under our Credit Agreement vary with the (i) adjusted LIBO rate, (ii) adjusted EURIBO rate, (iii) CDO rate, (iv) Canadian prime rate or (v) an alternate base rate (equal to the greater of the prime rate, the federal funds rate plus 0.5% or the adjusted LIBO rate for a one month period plus 1.0%). Advances under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin up to 2.75%. See Note 4 of Notes to Consolidated Financial Statements. At January 28, 2012, there were no borrowings outstanding under the Credit Agreement.

We also have exposure to market rate risk for changes in interest rates as those rates relate to our investment portfolio. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. As of January 28, 2012, we have highly liquid investments classified as cash equivalents in our consolidated balance sheet. Future investment income earned on our cash equivalents will fluctuate in line with short-term interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Men’s Wearhouse, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of The Men’s Wearhouse, Inc. and subsidiaries (the “Company”) as of January 28, 2012 and January 29, 2011, and the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the three years in the period ended January 28, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Men’s Wearhouse, Inc. and subsidiaries as of January 28, 2012 and January 29, 2011, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 28, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

March 28, 2012

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)

	January 28, 2012	January 29, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$125,306	$136,371
Accounts receivable, net	56,669	60,607
Inventories	572,502	486,499
Other current assets	70,906	80,531

Total current assets	825,383	764,008

PROPERTY AND EQUIPMENT, AT COST:
Land	13,332	12,264
Buildings	95,203	90,436
Leasehold improvements	405,202	377,966
Furniture, fixtures and equipment	453,185	429,331

	966,922	909,997
Less accumulated depreciation and amortization	(611,205)	(577,386)

Net property and equipment	355,717	332,611

TUXEDO RENTAL PRODUCT, net	99,814	89,465
GOODWILL	87,782	87,994
INTANGIBLE ASSETS, net	33,711	37,348
OTHER ASSETS	3,545	8,892

TOTAL ASSETS	$1,405,952	$1,320,318

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$123,445	$123,881
Accrued expenses and other current liabilities	154,395	139,640
Income taxes payable	3,435	3,135

Total current liabilities	281,275	266,656
DEFERRED TAXES AND OTHER LIABILITIES	92,858	69,809

Total liabilities	374,133	336,465

COMMITMENTS AND CONTINGENCIES (Note 4 and Note 16)
EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 71,827,993 and 71,005,810 shares issued	718	710
Capital in excess of par	362,735	341,663
Retained earnings	1,095,535	1,002,975
Accumulated other comprehensive income	36,921	38,366
Treasury stock, 20,447,822 and 18,118,350 shares at cost	(476,749)	(412,761)

Total equity attributable to common shareholders	1,019,160	970,953
Noncontrolling interest	12,659	12,900

Total equity	1,031,819	983,853

TOTAL LIABILITIES AND EQUITY	$1,405,952	$1,320,318

The accompanying notes are an integral part of these consolidated financial statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

For the Years Ended

January 28, 2012, January 29, 2011 and January 30, 2010

(In thousands, except per share amounts)

	Fiscal Year
	2011	2010	2009
Net sales:
Retail clothing product	$1,619,671	$1,480,492	$1,433,913
Tuxedo rental services	376,857	364,269	334,068
Alteration and other services	142,665	131,605	128,121

Total retail sales	2,139,193	1,976,366	1,896,102
Corporate apparel clothing product sales	243,491	126,298	13,473

Total net sales	2,382,684	2,102,664	1,909,575
Cost of sales:
Retail clothing product	723,658	681,817	658,031
Tuxedo rental services	52,621	56,067	57,417
Alteration and other services	107,836	98,126	94,589
Occupancy costs	273,300	276,688	289,672

Total retail cost of sales	1,157,415	1,112,698	1,099,709
Corporate apparel clothing product cost of sales	176,342	91,533	10,968

Total cost of sales	1,333,757	1,204,231	1,110,677
Gross margin:
Retail clothing product	896,013	798,675	775,882
Tuxedo rental services	324,236	308,202	276,651
Alteration and other services	34,829	33,479	33,532
Occupancy costs	(273,300)	(276,688)	(289,672)

Total retail gross margin	981,778	863,668	796,393
Corporate apparel clothing product gross margin	67,149	34,765	2,505

Total gross margin	1,048,927	898,433	798,898
Asset impairment charges	2,042	5,854	19,473
Selling, general and administrative expenses	861,453	790,908	710,049

Operating income	185,432	101,671	69,376
Interest income	424	315	912
Interest expense	(1,446)	(1,456)	(1,244)

Earnings before income taxes	184,410	100,530	69,044
Provision for income taxes	63,944	32,852	22,829

Net earnings including noncontrolling interest	120,466	67,678	46,215
Net loss attributable to noncontrolling interest	135	19	—

Net earnings attributable to common shareholders	$120,601	$67,697	$46,215

Net earnings per common share attributable to common shareholders (Note 3):
Basic	$2.32	$1.27	$0.88

Diluted	$2.30	$1.27	$0.88

Weighted average common shares outstanding (Note 3):
Basic	51,423	52,647	52,130

Diluted	51,692	52,853	52,280

The accompanying notes are an integral part of these consolidated financial statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended

January 28, 2012, January 29, 2011 and January 30, 2010

(In thousands)

	For the Fiscal Year Ended
	2011	2010	2009
Net earnings including noncontrolling interest	$120,466	$67,678	$46,215
Currency translation adjustments, net of tax	(1,551)	5,744	18,245

Comprehensive income including noncontrolling interest	118,915	73,422	64,460

Comprehensive loss attributable to noncontrolling interest:
Net loss	135	19	—
Currency translation adjustments, net of tax	106	85	—

Amounts attributable to noncontrolling interest	241	104	—

Comprehensive income attributable to common shareholders	$119,156	$73,526	$64,460

The accompanying notes are an integral part of these consolidated financial statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except shares)

	Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock, at Cost	Total Equity Attributable to Common Shareholders	Noncontrolling Interest	Total Equity
BALANCES — January 31, 2009	$700	$315,404	$924,288	$14,292	$(412,536)	$842,148	$—	$842,148
Cumulative adjustment for change in accounting principle (Note 1)	—	—	1,339	—	—	1,339	—	1,339
Net earnings	—	—	46,215	—	—	46,215	—	46,215
Other comprehensive income	—	—	—	18,245	—	18,245	—	18,245
Cash dividends — $0.30 per share	—	—	(15,810)	—	—	(15,810)	—	(15,810)
Share-based compensation	—	10,168	—	—	—	10,168	—	10,168
Common stock issued to stock discount plan — 138,360 shares	1	1,985	—	—	—	1,986	—	1,986
Common stock issued upon exercise of stock options — 151,235 shares	2	2,118	—	—	—	2,120	—	2,120
Common stock issued pursuant to restricted stock and deferred stock unit awards — 231,273 shares	2	(2)	—	—	—	—	—	—
Tax payments related to vested deferred stock units	—	(1,634)	—	—	—	(1,634)	—	(1,634)
Tax deficiency related to share-based plans	—	(297)	—	—	—	(297)	—	(297)
Treasury stock purchased — 7,292 shares	—	—	—	—	(90)	(90)	—	(90)

BALANCES — January 30, 2010	705	327,742	956,032	32,537	(412,626)	904,390	—	904,390
Net earnings (loss)	—	—	67,697	—	—	67,697	(19)	67,678
Other comprehensive income (loss)	—	—	—	5,829	—	5,829	(85)	5,744
Cash dividends — $0.39 per share	—	—	(20,754)	—	—	(20,754)	—	(20,754)
Share-based compensation	—	11,892	—	—	—	11,892	—	11,892
Common stock issued to stock discount plan — 120,434 shares	1	2,086	—	—	—	2,087	—	2,087
Common stock issued upon exercise of stock options — 120,664 shares	1	1,812	—	—	—	1,813	—	1,813
Common stock issued pursuant to restricted stock and deferred stock unit awards — 260,704 shares	3	(3)	—	—	—	—	—	—
Tax payments related to vested deferred stock units	—	(2,748)	—	—	—	(2,748)	—	(2,748)
Tax benefit related to share-based plans	—	882	—	—	—	882	—	882
Treasury stock issued to profit sharing plan — 386 shares	—	—	—	—	9	9	—	9
Treasury stock purchased — 7,134 shares	—	—	—	—	(144)	(144)	—	(144)
Fair value of noncontrolling interest associated with business acquired (Note 2)	—	—	—	—	—	—	13,004	13,004

BALANCES — January 29, 2011	710	341,663	1,002,975	38,366	(412,761)	970,953	12,900	983,853
Net earnings (loss)	—	—	120,601	—	—	120,601	(135)	120,466
Other comprehensive loss	—	—	—	(1,445)	—	(1,445)	(106)	(1,551)
Cash dividends — $0.54 per share	—	—	(28,041)	—	—	(28,041)	—	(28,041)
Share-based compensation	—	13,798	—	—	—	13,798	—	13,798
Common stock issued to stock discount plan — 103,964 shares	1	2,341	—	—	—	2,342	—	2,342
Common stock issued upon exercise of stock options — 369,085 shares	4	6,008	—	—	—	6,012	—	6,012
Common stock issued pursuant to restricted stock and deferred stock unit awards — 368,494 shares	3	(3)	—	—	—	—	—	—
Tax payments related to vested deferred stock units	—	(2,955)	—	—	—	(2,955)	—	(2,955)
Tax benefit related to share-based plans	—	1,883	—	—	—	1,883	—	1,883
Treasury stock purchased — 2,329,472 shares	—	—	—	—	(63,988)	(63,988)	—	(63,988)

BALANCES — January 28, 2012	$718	$362,735	$1,095,535	$36,921	$(476,749)	$1,019,160	$12,659	$1,031,819

The accompanying notes are an integral part of these consolidated financial statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended

January 28, 2012, January 29, 2011 and January 30, 2010

(In thousands)

	Fiscal Year
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings including noncontrolling interest	$120,466	$67,678	$46,215
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	75,968	75,998	86,090
Tuxedo rental product amortization	28,858	33,485	37,184
Asset impairment charges	2,042	5,854	19,473
Loss on disposition of assets	2,778	223	1,778
Gain on bargain purchase acquisition	—	(524)	—
Deferred rent expense	1,084	3,001	2,305
Share-based compensation	13,798	11,892	10,168
Excess tax benefits from share-based plans	(1,903)	(1,107)	(392)
Deferred tax provision (benefit)	29,428	8,735	(30,165)
Changes in operating assets and liabilities:
Accounts receivable	3,615	(19,846)	(167)
Inventories	(86,726)	16,804	14,407
Tuxedo rental product	(39,194)	(19,234)	(40,528)
Other assets	7,088	(7,473)	23,505
Accounts payable, accrued expenses and other current liabilities	5,351	19,155	(24,918)
Income taxes payable	683	(22,026)	20,990
Other liabilities	(539)	(2,668)	(2,790)

Net cash provided by operating activities	162,797	169,947	163,155

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(91,820)	(58,868)	(56,912)
Acquisitions of businesses, net of cash	—	(97,786)	—
Proceeds from sales of available-for-sale investments	—	—	19,410
Proceeds from sales of property and equipment	59	76	797

Net cash used in investing activities	(91,761)	(156,578)	(36,705)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	8,354	3,900	4,106
Payments on revolving credit facility	—	—	(25,000)
Payments on Canadian term loan	—	(46,738)	—
Cash dividends paid	(25,098)	(19,111)	(14,722)
Deferred financing costs	—	(1,577)	—
Tax payments related to vested deferred stock units	(2,955)	(2,748)	(1,634)
Excess tax benefits from share-based plans	1,903	1,107	392
Purchase of treasury stock	(63,988)	(144)	(90)

Net cash used in financing activities	(81,784)	(65,311)	(36,948)

Effect of exchange rate changes	(317)	2,295	9,104

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,065)	(49,647)	98,606
Balance at beginning of period	136,371	186,018	87,412

Balance at end of period	$125,306	$136,371	$186,018

The accompanying notes are an integral part of these consolidated financial statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

For the Years Ended

January 28, 2012, January 29, 2011 and January 30, 2010

(In thousands)

	Fiscal Year
	2011	2010	2009
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,047	$1,144	$1,108

Income taxes, net	$23,127	$59,261	$4,337

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Additional capital in excess of par resulting from tax benefit (deficiency) related to share-based plans	$1,883	$882	$(297)

Treasury stock contributed to employee stock plan	$—	$9	$—

Cash dividends declared	$9,339	$6,396	$4,753

We had unpaid capital expenditure purchases accrued in accounts payable and accrued expenses and other current liabilities of approximately $12.7 million, $6.3 million and $5.6 million in fiscal 2011, 2010 and 2009, respectively. Capital expenditure purchases are recorded as cash outflows from investing activities in the consolidated statement of cash flows in the period they are paid.

The accompanying notes are an integral part of these consolidated financial statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended

January 28, 2012, January 29, 2011 and January 30, 2010

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business — The Men’s Wearhouse, Inc. and its subsidiaries (the “Company”) is a specialty apparel retailer offering suits, suit separates, sport coats, slacks, sportswear, outerwear, dress shirts, shoes and accessories for men and tuxedo rentals. We offer our products and services through multiple channels including The Men’s Wearhouse, Men’s Wearhouse and Tux, K&G, Moores Clothing for Men and on the internet at www.menswearhouse.com and www.kgstores.com. Our stores are located throughout the United States and Canada and carry a wide selection of brand name and private label merchandise. In addition, we offer our customers a variety of services, including alterations and our loyalty program, and most of our K&G stores offer ladies’ career apparel, sportswear and accessories, including shoes, and children’s apparel. We follow the standard fiscal year of the retail industry, which is a 52-week or 53-week period ending on the Saturday closest to January 31. Fiscal year 2011 ended on January 28, 2012, fiscal year 2010 ended on January 29, 2011 and fiscal year 2009 ended on January 30, 2010. Fiscal years 2011, 2010 and 2009 each included 52 weeks.

We also conduct corporate apparel and uniform operations through Twin Hill in the United States and Dimensions and Alexandra in the United Kingdom and, in the Houston, Texas area, we conduct retail dry cleaning and laundry operations through MW Cleaners.

On August 6, 2010, we acquired Dimensions Clothing Limited (“Dimensions”) and certain assets of Alexandra plc (“Alexandra”), two leading providers of corporate clothing uniforms and workwear in the United Kingdom (“UK”), (refer to Note 2 for further details regarding the acquisitions). As a result of these acquisitions, in the third quarter of fiscal 2010, the Company revised its segment reporting to reflect two reportable segments, retail and corporate apparel, based on the way we manage, evaluate and internally report our business activities. Prior to these acquisitions our corporate apparel business did not have a significant effect on the revenues or expenses of the Company and we reported our business as one operating segment. Refer to Note 14 for further segment information.

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

Accounts Receivable — Accounts receivable consists of our receivables from third-party credit card providers and other trade receivables, net of an allowance for uncollectible accounts of $0.8 million and $0.9 million in fiscal 2011 and 2010, respectively. Collectability is reviewed regularly and the allowance is adjusted as necessary. Our other trade receivables consist primarily of receivables from our corporate apparel segment customers.

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

In the third quarter of fiscal 2010, we changed the method of determining cost under the lower of cost or market inventory valuation method used for our K&G brand (representing approximately 23% of our inventory) from the retail inventory method to the average cost method. We believe the average cost method is preferable over the retail inventory method because it results in greater precision in the determination of cost of sales and inventories. Additionally, this change resulted in a consistent inventory valuation method for all of our inventories.

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

Depreciation expense was $72.6 million, $73.6 million and $83.9 million for fiscal 2011, 2010 and 2009, respectively.

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

During fiscal 2009, we recognized retail segment pretax non-cash asset impairment charges of $19.5 million related to store assets for 145 Men’s Wearhouse and Tux stores and 12 K&G stores. During fiscal 2010, we recognized retail segment pretax non-cash asset impairment charges of $5.9 million related to store assets for 49 Men’s Wearhouse and Tux stores, four K&G stores and three Men’s Wearhouse stores. During fiscal 2011, we recognized retail segment pretax non-cash asset impairment charges of $2.0 million related to store assets for 26 Men’s Wearhouse and Tux stores and two K&G stores.

The pretax asset impairment charges related to the store assets for the Men’s Wearhouse and Tux stores were $14.4 million in fiscal 2009, $3.6 million in fiscal 2010 and $1.4 million in fiscal 2011 and resulted mainly from a consumer driven shifting of rental revenues from the rental stores to our Men’s Wearhouse stores located in close proximity (one mile or less). The pretax asset impairment charges for the K&G stores of $5.1 million in 2009 and $1.9 million in 2010 were the result primarily of sales declines that started in 2007 and continued through fiscal 2010 caused mainly by the downturn experienced by the U.S. economy. In fiscal 2011, we recognized pretax asset impairment charges of $0.6 million for two K&G stores that are still in operation. We also recognized pretax asset impairment charges in fiscal 2010 of $0.4 million for three Men’s Wearhouse stores, one of which is still in operation at the end of fiscal 2011. No asset impairment charges were recognized for any Men’s Wearhouse stores in fiscal 2009 or 2011.

Changes to our key assumptions related to future performance, market conditions and other economic factors could result in future impairment charges for stores or other long-lived assets where the carrying amount of the assets may not be recoverable.

Goodwill and Other Intangible Assets — Goodwill and other intangible assets are initially recorded at their fair values. Trademarks, tradenames, customer relationships and other identifiable intangible assets with finite useful lives are amortized to expense over their estimated useful lives of three to 20 years using the straight-line method and are periodically evaluated for impairment as discussed in the “Impairment of Long-Lived Assets” section above. Identifiable intangible assets with an indefinite useful life, including goodwill, are not amortized but are evaluated annually as of our fiscal year end for impairment. A more frequent evaluation is performed if events or circumstances indicate that impairment could have occurred. Such events or circumstances could include, but are not limited to, significant negative industry or economic trends, unanticipated changes in the competitive environment, decisions to significantly modify or dispose of operations and a significant sustained decline in the market price of our stock.

Goodwill, which totaled $87.8 million at January 28, 2012, represents the excess cost of businesses acquired over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in prior business combinations. For purposes of our goodwill impairment evaluation, the reporting units are our operating brands identified in Note 14. Goodwill has been assigned to the

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reporting units based on prior business combinations related to the brands. The goodwill impairment evaluation is performed in two steps. The first step is intended to determine if potential impairment exists and is performed by comparing each reporting unit’s fair value to its carrying value, including goodwill. If the carrying value of a reporting unit exceeds its estimated fair value, goodwill is considered potentially impaired, and we must complete the second step of the testing to determine the amount of any impairment. The second step requires an allocation of the reporting unit’s first step estimated fair value to the individual assets and liabilities of the reporting unit in the same manner as if the reporting unit was being acquired in a business combination. Any excess of the estimated fair value over the amounts allocated to the individual assets and liabilities represents the implied fair value of goodwill for the reporting unit. If the implied fair value of goodwill is less than the recorded goodwill, we would recognize an impairment charge for the difference.

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

Management judgment is a significant factor in the goodwill impairment evaluation process. The computations require management to make estimates and assumptions. Critical assumptions that are used as part of these evaluations include:

•

The potential future cash flows of the reporting unit.    The income approach relies on the timing and estimates of future cash flows. The projections use management’s estimates of economic and market conditions over the projected period, including growth rates in revenue, gross margin and expense. The cash flows are based on the Company’s most recent business operating plans and various growth rates have been assumed for years beyond the current business plan period. We believe that the assumptions and rates used in our 2011 impairment evaluation are reasonable; however, variations in the assumptions and rates could result in significantly different estimates of fair value.

•

Selection of an appropriate discount rate.    The income approach requires the selection of an appropriate discount rate, which is based on a weighted average cost of capital analysis. The discount rate is affected by changes in short-term interest rates and long-term yield as well as variances in the typical capital structure of marketplace participants. Given current economic conditions, it is possible that the discount rate will fluctuate in the near term. The weighted average cost of capital used to discount the cash flows for our reporting units ranged from 13.0% to 15.5% for the 2011 analysis.

•

Selection of comparable companies within the industry.    For purposes of the market comparable approach, valuations were determined by calculating average price multiples of relevant key drivers from a group of companies that are comparable to the reporting units being analyzed and applying those price multiples to the key drivers of the reporting unit. While the market price multiple is not an assumption, a presumption that it provides an indicator of the value of the reporting unit is inherent in the valuation. The determination of the market comparable also involves a degree of judgment. Earnings multiples of 5.0 to 7.5 were used for the 2011 analysis for our operating brands including Men’s Wearhouse, K&G, Moores, MW Cleaners and our UK-based operations. A revenue multiple of 1.0 was used for the 2011 analysis for our Twin Hill operating brand.

As discussed above, the fair values of reporting units in 2011 were determined using a combined income and market comparable approach. We believe these two approaches are appropriate valuation techniques and we generally weight the two values equally as

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

an estimate of reporting unit fair value for the purposes of our impairment testing. However, we may weigh one value more heavily than the other when conditions merit doing so. The fair value derived from the weighting of these two methods provided appropriate valuations that, in aggregate, reasonably reconciled to our market capitalization, taking into account observable control premiums. Therefore, we used the valuations in evaluating goodwill for possible impairment and determined that none of our goodwill was impaired.

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

No goodwill impairment was identified in fiscal 2011, 2010 or 2009.

Tuxedo Rental Product — Tuxedo rental product is amortized to cost of sales based on the cost of each unit rented. The cost of each unit rented is estimated based on the number of times the unit is expected to be rented and the average cost of the rental product. Lost, damaged and retired rental product is also charged to cost of sales. Tuxedo rental product is amortized to expense generally over a two to three year period. We make assumptions, based primarily on historical experience and information obtained from tuxedo rental industry sources, as to the number of times each unit can be rented. Amortization expense was $28.9 million, $33.5 million and $37.2 million for fiscal 2011, 2010 and 2009, respectively.

Derivative Financial Instruments — Derivative financial instruments are recorded in the consolidated balance sheet at fair value as other current assets or accrued expenses and other current liabilities. The Company has not elected to apply hedge accounting to our derivative financial instruments. The gain or loss on derivative financial instruments is recorded in cost of sales in the consolidated statements of earnings. Refer to Note 13 for further information regarding our derivative instruments.

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

Sabbatical Leave — We recognize compensation expense associated with a sabbatical leave or other similar benefit arrangement over the requisite service period during which an employee earns the benefit. The accrued liability for sabbatical leave, which is included in accrued expenses and other current liabilities in the consolidated balance sheets, was $11.1 million and $9.9 million as of fiscal 2011 and 2010, respectively.

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

Gift Cards and Gift Card Breakage — Proceeds from the sale of gift cards are recorded as a liability and are recognized as net sales from products and services when the cards are redeemed. Our gift cards do not have an expiration date. Prior to the second quarter of 2009, all unredeemed gift card proceeds were reflected as a liability until escheated in accordance with applicable laws and we did not recognize any income from unredeemed gift cards. During the second quarter of 2009, we entered into an agreement with an unrelated third party who became the issuer of the Company’s gift cards and assumed the existing liability for which there were no currently existing claims under unclaimed property statutes. The Company is no longer the primary obligor for the third party issued gift cards and is therefore not subject to claims under unclaimed property statutes as the agreement effectively transfers the escheatment liability for unredeemed gift cards to the third party. Accordingly, beginning with the second quarter of 2009, we recognize income from breakage of gift cards when the likelihood of redemption of the gift card is remote. We determine our gift card breakage rate based upon historical redemption patterns. Based on this historical information, the likelihood of a gift card remaining unredeemed can be determined 36 months after the gift card is issued. At that time, breakage income is recognized for those cards for which the likelihood of redemption is deemed to be remote and for which there is no legal obligation for us to remit the value of such unredeemed gift cards to any relevant jurisdictions. Gift card breakage income is recorded as other operating income and is classified as a reduction of “Selling, general and administrative expenses” in our consolidated statement of earnings. Pretax breakage income, including a cumulative adjustment of $3.1 million recorded in the second quarter of 2009, of $5.0 million was recognized during fiscal 2009. Pretax breakage income of $1.4 million and $1.8 million was recognized during fiscal 2011 and 2010, respectively. Gift card breakage estimates are reviewed on a quarterly basis.

Loyalty Program — We maintain a customer loyalty program in our Men’s Wearhouse, Men’s Wearhouse and Tux and Moores stores in which customers receive points for purchases. Points are equivalent to dollars spent on a one-to-one basis, excluding any sales tax dollars. Upon reaching 500 points, customers are issued a $50 rewards certificate which they may redeem for purchases at our Men’s Wearhouse, Men’s Wearhouse and Tux or Moores stores. Generally, reward certificates earned must be redeemed no later than six months from the date of issuance. We accrue the estimated costs of the anticipated certificate redemptions when the certificates are issued and charge such costs to cost of goods sold. Redeemed certificates are recorded as markdowns when redeemed and no revenue is recognized for the redeemed certificate amounts. The estimate of costs associated with the loyalty program requires us to make assumptions related to the cost of product or services to be provided to customers when the certificates are redeemed as well as redemption rates. The accrued liability for loyalty program reward certificates, which is included in accrued expenses and other current liabilities in the consolidated balance sheets, was $6.5 million and $7.6 million as of fiscal 2011 and 2010, respectively.

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

Advertising — Advertising costs are expensed as incurred or, in the case of media production costs, when the commercial first airs. Advertising expenses were $84.4 million, $91.5 million and $82.0 million in fiscal 2011, 2010 and 2009, respectively.

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

Share-based compensation expense recognized for fiscal 2011, 2010 and 2009 was $13.8 million, $11.9 million and $10.2 million, respectively. Total income tax benefit recognized in net earnings for share-based compensation arrangements was $5.4 million, $4.6 million and $3.9 million for fiscal 2011, 2010 and 2009, respectively. Refer to Note 9 for additional disclosures regarding share-based compensation.

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

Earnings per share — We calculate earnings per common share attributable to common shareholders using the two-class method in accordance with the guidance for determining whether instruments granted in share-based payment transactions are participating securities, which provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per common share attributable to common shareholders pursuant to the two-class method. Refer to Note 3 for disclosures regarding earnings per common share attributable to common shareholders.

Recent Accounting Pronouncements — In September 2011, the Financial Accounting Standards Board (“FASB”) issued updated guidance regarding testing goodwill for impairment. The updated guidance will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test. Under this amendment, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendment includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this update will only impact our testing of goodwill for impairment and will have no impact on our financial position, results of operations or cash flows. We are currently evaluating the impact of this updated guidance on our goodwill impairment testing process.

In June 2011, the FASB issued updated guidance regarding the presentation of comprehensive income. The updated guidance allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB issued a “Deferral of the Effective Date for Amendments of the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income.” This defers only the changes that relate to the presentation of reclassification adjustments on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. These amendments are to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption of this update will only impact the presentation of comprehensive income in our consolidated financial statements.

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

The following table summarizes the fair values of the identifiable assets acquired and liabilities assumed in the Dimensions and Alexandra acquisitions as of the date of acquisition (in thousands). As of January 28, 2012, measurement-period adjustments were not material.

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

In connection with the Alexandra acquisition, we recognized a gain on a bargain purchase of approximately $0.5 million which is included in “selling, general and administrative expenses” (“SG&A”) in the 2010 consolidated statements of earnings. The transaction resulted in a bargain purchase because the previous UK business of Alexandra plc was in administration (similar to bankruptcy) and was being sold through a bidding process.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The $13.0 million noncontrolling interest fair value as of the August 6, 2010 acquisition date was determined based upon the $79.8 million fair value of consideration transferred to acquire our 86% interest in the UK businesses.

During fiscal 2011, we completed the integration of the Dimensions and Alexandra operations by consolidating the distribution facilities into one primary location and centralizing the sourcing, technology and accounting functions. Total integration costs incurred for the acquisitions of Dimensions and Alexandra and included in SG&A in the consolidated statement of earnings were $3.8 million for fiscal 2011. Total acquisition transaction and integration costs incurred for the acquisitions of Dimensions and Alexandra and included in SG&A in the consolidated statement of earnings were $6.4 million for fiscal 2010.

For the fiscal year ended January 28, 2012, the acquired businesses contributed net sales of $218.1 million, gross margin of $63.9 million and net earnings, including the pretax $3.8 million in integration costs, of $2.2 million to the Company’s consolidated net earnings attributable to common shareholders. From the date of acquisition to the period ended January 29, 2011, the acquired businesses contributed net sales of $104.8 million, gross margin of $29.5 million and a net loss, including the pretax $6.4 million in acquisition transaction and integration costs, of $2.6 million to the Company’s consolidated net earnings attributable to common shareholders.

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

Subsequent to completion of the acquisitions, Alexandra operations were extended to The Netherlands and France through newly formed subsidiaries. These subsidiaries did not have a material impact on our financial position, results of operations or cash flows in fiscal 2011 or fiscal 2010.

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

	Fiscal Year
	2011	2010	2009
Numerator
Total net earnings attributable to common shareholders	$120,601	$67,697	$46,215
Net earnings allocated to participating securities (restricted stock and deferred stock units)	(1,479)	(624)	(457)

Net earnings attributable to common shareholders	$119,122	$67,073	$45,758

Denominator
Basic weighted average common shares outstanding	51,423	52,647	52,130
Effect of dilutive securities:
Stock options and equity-based compensation	269	206	150

Diluted weighted average common shares outstanding	51,692	52,853	52,280

Net earnings per common share attributable to common shareholders:
Basic	$2.32	$1.27	$0.88

Diluted	$2.30	$1.27	$0.88

For fiscal 2011, 2010, and 2009, 0.4, 0.8 and 1.0 million anti-dilutive stock options were excluded from the calculation of diluted earnings per common share attributable to common shareholders, respectively.

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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Credit Agreement provides for a total senior revolving credit facility of $200.0 million, with increases to $300.0 million upon additional lender commitments, that matures on January 26, 2016. The Credit Agreement is secured by the stock of certain of our subsidiaries. The Credit Agreement has several borrowing and interest rate options including the following indices: (i) adjusted LIBO rate, (ii) adjusted EURIBO rate, (iii) CDO rate, (iv) Canadian prime rate or (v) an alternate base rate (equal to the greater of the prime rate, the federal funds rate plus 0.5% or the adjusted LIBO rate for a one month period plus 1.0%). Advances under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin up to 2.75%. The Credit Agreement also provides for fees applicable to amounts available to be drawn under outstanding letters of credit which range from 2.00% to 2.75%, and a fee on unused commitments which ranges from 0.35% to 0.50%. As of January 28, 2012, there were no borrowings outstanding under the Credit Agreement.

The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain certain financial ratios. The restrictive provisions in the Credit Agreement reflect an overall covenant structure that is generally representative of a commercial loan made to an investment-grade company. Our debt, however, is not rated and we have not sought, and are not seeking, a rating of our debt. We were in compliance with the covenants in the Credit Agreement as of January 28, 2012.

We utilize letters of credit primarily to secure inventory purchases and as collateral for workers compensation claims. At January 28, 2012, letters of credit totaling approximately $27.4 million were issued and outstanding. Borrowings available under our Credit Agreement at January 28, 2012 were $172.6 million.

5.	INCOME TAXES

Earnings before income taxes (in thousands):

	Fiscal Year
	2011	2010	2009
United States	$133,405	$49,150	$22,738
Foreign	51,005	51,380	46,306

Total	$184,410	$100,530	$69,044

The provision for income taxes consists of the following (in thousands):

	Fiscal Year
	2011	2010	2009
Current tax expense:
Federal	$24,087	$20,240	$18,843
State	4,780	3,402	1,548
Foreign	5,649	475	32,603
Deferred tax expense (benefit):
Federal and state	20,864	(4,439)	(10,667)
Foreign	8,564	13,174	(19,498)

Total	$63,944	$32,852	$22,829

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No provision for U.S. income taxes or Canadian withholding taxes has been made on the cumulative undistributed earnings of foreign companies (approximately $169.5 million at January 28, 2012) because we intend to reinvest permanently outside of the United States. The potential deferred tax liability associated with these earnings, net of foreign tax credits associated with the earnings, is estimated to be $30.4 million.

A reconciliation of the statutory federal income tax rate to our effective tax rate is as follows:

	Fiscal Year
	2011	2010	2009
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.1	2.5	2.0
Exchange rate impact from distributed foreign earnings	—	—	(3.5)
Net change in tax accruals	(0.2)	(1.4)	(1.2)
Foreign tax rate differential	(1.5)	(0.2)	(1.9)
Amortizable tax goodwill	(1.0)	(1.1)	—
Other	(0.7)	(0.7)	0.7
Valuation allowance	—	(1.4)	2.0

	34.7%	32.7%	33.1%

At January 28, 2012, we had net deferred tax liabilities of $1.8 million with $29.4 million classified as other current assets and $31.2 million classified as other non-current liabilities. At January 29, 2011, we had net deferred tax assets of $27.5 million with $32.2 million classified as other current assets, $5.0 million classified as other non-current assets and $9.7 million classified as other non-current liabilities.

Total deferred tax assets and liabilities and the related temporary differences as of January 28, 2012 and January 29, 2011 were as follows (in thousands):

	January 28, 2012	January 29, 2011
Deferred tax assets:
Accrued rent and other expenses	$30,913	$29,730
Accrued compensation	21,415	16,835
Accrued inventory markdowns	3,153	4,146
Deferred intercompany profits	1,528	4,640
Tax loss and other carryforwards	19,171	23,460

Total deferred tax assets	76,180	78,811

Deferred tax liabilities:
Property and equipment	(58,232)	(32,624)
Capitalized inventory costs	(5,042)	(4,898)
Intangibles	(14,333)	(13,658)
Other	(342)	(127)

Total deferred tax liabilities	(77,949)	(51,307)

Net deferred tax assets (liabilities)	$(1,769)	$27,504

In accordance with the guidance regarding accounting for uncertainty in income taxes, we classify uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year and recognize interest and/or penalties related to income tax matters in income tax expense. As of January 28, 2012 and January 29, 2011, the total amount of accrued interest related to uncertain tax positions was $1.4 million. Amounts charged to operations for interest and/or penalties related to income tax matters were $0.3 million, $0.4 million and $0.4 million in fiscal 2011, 2010 and 2009, respectively.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	January 28, 2012	January 29, 2011
Gross unrecognized tax benefits, beginning balance	$5,559	$7,073
Increase in tax positions for prior years	257	459
Decrease in tax positions for prior years	(27)	—
Increase in tax positions for current year	811	741
Decrease in tax positions for current year	—	—
Settlements	(1,107)	(802)
Lapse from statute of limitations	(1,147)	(1,912)

Gross unrecognized tax benefits, ending balance	$4,346	$5,559

Of the $4.3 million in unrecognized tax benefits as of January 28, 2012, $3.2 million, if recognized, would reduce our income tax expense and effective tax rate. It is reasonably possible that there could be a net reduction in the balance of unrecognized tax benefits of up to $1.0 million in the next twelve months.

The Company is subject to routine compliance examinations on tax matters by various tax jurisdictions in the ordinary course of business. Tax years 2007 through 2011 are open to such examinations. Our tax jurisdictions include the United States, Canada, the United Kingdom, The Netherlands and France as well as their states, provinces and other political subdivisions. A number of U.S. state examinations are ongoing. As of January 28, 2012, we cannot reasonably determine the timing or outcomes of these examinations.

At January 28, 2012, the company had federal, state and foreign net operating loss (“NOL”) carryforwards of approximately $29.2 million, $12.4 million and $12.8 million, respectively. The federal and state NOLs will expire between fiscal 2015 and 2031; the $12.8 million of foreign NOLs can be carried forward indefinitely. We also had $4.0 million of foreign tax credit carryforwards at January 28, 2012 which will expire in 2019. It is more likely than not that we can fully realize the carryforwards in future years.

6.	OTHER CURRENT ASSETS, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES AND DEFERRED TAXES AND OTHER LIABILITIES

Other current assets consist of the following (in thousands):

	January 28, 2012	January 29, 2011
Prepaid expenses	$32,266	$31,009
Current deferred tax asset	29,392	32,151
Tax receivable	1,564	12,927
Other	7,684	4,444

Total other current assets	$70,906	$80,531

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued expenses and other current liabilities consist of the following (in thousands):

	January 28, 2012	January 29, 2011
Accrued salary, bonus, sabbatical and vacation	$61,544	$50,831
Sales, value added, payroll and property taxes payable	18,176	17,005
Accrued workers compensation and medical costs	17,590	17,318
Customer deposits, prepayments and refunds payable	17,521	12,770
Unredeemed gift certificates	14,895	14,385
Loyalty program reward certificates	6,537	7,636
Cash dividends declared	9,339	6,396
Other	8,793	13,299

Total accrued expenses and other current liabilities	$154,395	$139,640

Deferred taxes and other liabilities consist of the following (in thousands):

Deferred rent and landlord incentives	$50,953	$47,910
Non-current deferred and other income tax liabilities	34,812	15,079
Other	7,093	6,820

Total deferred taxes and other liabilities	$92,858	$69,809

7.	DIVIDENDS

Cash dividends paid were approximately $25.1 million, $19.1 million and $14.7 million during fiscal 2011, 2010 and 2009, respectively. In fiscal 2011, a dividend of $0.12 per share was declared in the first, second and third quarters and a dividend of $0.18 per share was declared in the fourth quarter, for an annual dividend of $0.54 per share. In fiscal 2010, a dividend of $0.09 per share was declared in the first, second and third quarters and a dividend of $0.12 per share was declared in the fourth quarter, for an annual dividend of $0.39 per share. In fiscal 2009, a dividend of $0.07 per share was declared in the first, second and third quarters and a dividend of $0.09 per share was declared in the fourth quarter, for an annual dividend of $0.30 per share.

The cash dividend of $0.18 per share declared by our Board of Directors in January 2012 is payable on March 23, 2012 to shareholders of record on March 13, 2012. The dividend payout is approximately $9.3 million and is included in accrued expenses and other current liabilities on the consolidated balance sheet as of January 28, 2012.

8.	TREASURY STOCK

In January 2011, the Board of Directors approved a $150.0 million share repurchase program for our common stock, which amended and increased the Company’s then existing $100.0 million share repurchase program authorized in August 2007.

No shares were repurchased under the Board authorizations during fiscal 2009 or 2010. During fiscal 2011, 2,322,340 shares at a cost of $63.8 million were repurchased at an average price per share of $27.47 under the Board authorization. At January 28, 2012, the remaining balance available under the Board authorization was $86.2 million. Subsequent to January 28, 2012 and through March 20, 2012, we have purchased 861,484 shares for $33.6 million at an average price per share of $39.01 under the Board authorization.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal 2011, 2010 and 2009, 7,132 shares, 7,134 shares and 7,292 shares, respectively, at a cost of $0.2 million, $0.1 million and $0.1 million, respectively, were repurchased at an average price per share of $27.77, $20.24 and $12.29, respectively, in private transactions to satisfy tax withholding obligations arising upon the vesting of certain restricted stock.

The following table summarizes our total treasury share repurchases during fiscal 2011, 2010 and 2009 (in thousands, except share data and average price per share):

	Shares	Cost	Average Price Per Share
Total shares repurchased during fiscal 2011	2,329,472	$63,988	$27.47
Total shares repurchased during fiscal 2010	7,134	$144	$20.24
Total shares repurchased during fiscal 2009	7,292	$90	$12.29

The following table shows the change in our treasury shares during fiscal 2011 and 2010:

Treasury Shares
Balance, January 30, 2010	18,111,602
Treasury stock issued to profit sharing plan	(386)
Purchases of treasury stock	7,134

Balance, January 29, 2011	18,118,350
Purchases of treasury stock	2,329,472

Balance, January 28, 2012	20,447,822

The total cost of the 20,447,822 shares of treasury stock held at January 28, 2012 was $476.7 million or an average price of $23.32 per share. The total cost of the 18,118,350 shares of treasury stock held at January 29, 2011 was $412.8 million or an average price of $22.78 per share.

9.	PREFERRED STOCK AND SHARE-BASED COMPENSATION PLANS

Preferred Stock

Our Board of Directors is authorized to issue up to 2,000,000 shares of preferred stock and to determine the dividend rights and terms, redemption rights and terms, liquidation preferences, conversion rights, voting rights and sinking fund provisions of those shares without any further vote or act by Company shareholders. There was no issued preferred stock as of January 28, 2012 and January 29, 2011, respectively.

Stock Plans

We have adopted the 2004 Long-Term Incentive Plan (“2004 Plan”) which, as amended, provides for an aggregate of up to 4,610,059 shares of our common stock (or the fair market value thereof) with respect to which stock options, stock appreciation rights, restricted stock, deferred stock units and performance based awards may be granted to full-time key employees and to non-employee directors of the Company. No awards may be granted pursuant to the 2004 Plan after March 29, 2014, which is the tenth anniversary of the effective date of such plan. Under the 2004 Plan, the vesting, transferability restrictions and other applicable provisions of any stock options, stock appreciation rights, restricted stock, deferred stock units or performance based awards are determined by the Compensation Committee of the Board of Directors or, in the case of awards to non-employee directors, the Board of Directors of the Company.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, we continue to administer the 1996 Long-Term Incentive Plan (“1996 Plan”), the 1998 Key Employee Stock Option Plan (“1998 Plan”) and the Non-Employee Director Stock Option Plan (“Director Plan”) as a result of awards which remain outstanding pursuant to such plans. No awards have been available for grant under the 1996 Plan and the 1998 Plan since April 2011 and February 2008, respectively. The period during which awards may be granted under the Director Plan runs through February 23, 2012; however, as a result of the amendment and restatement of the 2004 Plan in fiscal 2008 to allow non-employee directors of the Company to receive awards under the 2004 Plan, all grants to non-employee directors are now issued under the 2004 Plan.

Options granted under these plans vest annually in varying increments over a period from one to ten years and must be exercised within ten years of the date of grant. Grants of deferred stock units or restricted stock generally vest over a period from one to three years; however, certain grants vest annually at varying increments over a period up to ten years.

As of January 28, 2012, 2,534,222 shares were available for grant under the 2004 Plan and 4,507,474 shares of common stock were reserved for future issuance under the existing plans.

Stock Options

The following table summarizes stock option activity during fiscal 2011:

	Number of Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Options outstanding at January 29, 2011	1,563,473	$20.64
Granted	138,250	$27.84
Exercised	(369,085)	$16.29
Forfeited	(15,000)	$22.72
Expired	(3,216)	$13.74

Outstanding at January 28, 2012	1,314,422	$22.61	5.7 Years	$16,479

Exercisable at January 28, 2012	640,662	$20.94	4.5 Years	$9,105

During fiscal 2011, 2010 and 2009, 138,250 stock options, 50,000 stock options and 140,322 stock options, respectively, were granted at a weighted-average grant date fair value of $11.65, $8.27, and $7.22, respectively. The fair value of options is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Fiscal Year
	2011	2010	2009
Risk-free interest rates	2.16%	1.80%	2.21%
Expected lives	5.0 years	5.0 years	6.9 years
Dividend yield	1.70%	1.65%	1.99%
Expected volatility	53.67%	57.03%	50.83%

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected lives represents the period of time the options are expected to be outstanding after their grant date. The dividend yield is based on the average of the annual dividend divided by the market price of our common stock at the time of declaration. The expected volatility is based on historical volatility of our common stock. The total intrinsic value of options exercised during fiscal 2011, 2010 and 2009 was $5.6 million, $1.3 million and $1.5 million, respectively. As of January 28, 2012, we have unrecognized compensation expense related to nonvested stock options of approximately $4.8 million which is expected to be recognized over a weighted average period of 2.4 years.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nonvested Deferred Stock Units and Restricted Stock Shares

The following table summarizes deferred stock unit activity during fiscal 2011:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 29, 2011	419,085	$24.28
Granted	470,999	28.65
Vested(1)	(338,510)	24.18
Forfeited	(11,825)	26.93

Nonvested at January 28, 2012	539,749	$28.10

(1)	Includes 108,457 shares relinquished for tax payments related to vested deferred stock units in fiscal 2011.

During fiscal 2011, 2010 and 2009, 470,999 deferred stock units, 314,920 deferred stock units and 275,905 deferred stock units, respectively, were granted at a weighted-average grant date fair value of $28.65, $24.08 and $17.92, respectively. As of January 28, 2012, the intrinsic value of nonvested deferred stock units was $18.6 million. The total fair value of shares vested during fiscal 2011, 2010 and 2009 was $8.2 million, $6.6 million and $7.3 million, respectively, based on the weighted-average fair value on the date of grant.

The following table summarizes restricted stock activity during fiscal 2011:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 29, 2011	49,185	$26.04
Granted	119,081	28.45
Vested	(49,185)	26.04
Forfeited	—	—

Nonvested at January 28, 2012	119,081	$28.45

During fiscal 2011, 2010 and 2009, 119,081 restricted stock shares, 29,825 restricted stock shares and 29,778 restricted stock shares, respectively, were granted at a weighted-average grant date fair value of $28.45, $23.47 and $20.15, respectively. As of January 28, 2012, the intrinsic value of nonvested restricted stock shares was $4.1 million. The total fair value of shares vested during fiscal 2011, 2010 and 2009 was $1.3 million, $1.2 million and $1.4 million, respectively, based on the weighted-average fair value on the date of grant.

As of January 28, 2012, we have unrecognized compensation expense related to nonvested deferred stock units and restricted stock shares of approximately $9.1 million which is expected to be recognized over a weighted average period of 1.6 years.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	RETIREMENT AND STOCK PURCHASE PLANS

We have a 401(k) savings plan which allows eligible employees to save for retirement on a tax deferred basis. Employer matching contributions under the 401(k) savings plan are made based on a formula set by the Board of Directors from time to time. During fiscal 2011, 2010 and 2009, our matching contributions for the plan charged to operations were $0.9 million, $1.0 million and $0.4 million, respectively.

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

The fair value of ESDP shares is estimated using the Black-Scholes option pricing model in the quarter that the purchase occurs with the following weighted average assumptions for each respective period:

	Fiscal Year
	2011	2010	2009
Risk-free interest rates	0.39%	1.56%	0.16%
Expected lives	0.25	0.25	0.25
Dividend yield	1.69%	1.66%	1.88%
Expected volatility	44.86%	46.40%	66.86%

During fiscal 2011, 2010 and 2009, employees purchased 103,964 shares, 120,434 shares and 138,360 shares, respectively, under the ESDP, the weighted-average fair value of which was $22.53, $17.33 and $14.36 per share, respectively. We recognized approximately $1.6 million, $0.6 million and $0.7 million of share-based compensation expense related to the ESDP for fiscal 2011, 2010 and 2009, respectively. As of January 28, 2012, 953,102 shares were reserved for future issuance under the ESDP.

We had a defined contribution Employee Stock Ownership Plan (“ESOP”) which provided eligible employees with future retirement benefits. Contributions to the ESOP were made at the discretion of the Board of Directors. No contributions were charged to operations in fiscal 2009 and, in October 2009, the Board of Directors approved the termination of the ESOP, effective as of October 15, 2009. Each participant and former participant in the ESOP who had an account balance under the ESOP on January 1, 2009 which was not fully vested on that date became fully vested in the amount credited to their account under the ESOP together with any amounts thereafter allocated and credited to such account prior to its distribution. During fiscal 2010, operations were charged $9 thousand pending completion of termination and distribution matters which is expected to occur in fiscal 2012. The termination of the ESOP did not have a significant effect on our consolidated financial position, results of operations or cash flows.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill allocated to the Company’s reportable segments and changes in the net carrying amount of goodwill for the years ended January 28, 2012 and January 29, 2011 are as follows (in thousands):

	Retail	Corporate Apparel	Total
Balance, January 30, 2010	$58,120	$1,294	$59,414
Goodwill of acquired business (Note 2)	—	26,989	26,989
Translation adjustment	1,769	(178)	1,591

Balance, January 29, 2011	$59,889	$28,105	$87,994
Translation adjustment	11	(223)	(212)

Balance, January 28, 2012	$59,900	$27,882	$87,782

Intangible Assets

The gross carrying amount and accumulated amortization of our identifiable intangible assets are as follows (in thousands):

	January 28, 2012	January 29, 2011
Amortizable intangible assets:
Carrying amount:
Trademarks, tradenames and other intangibles	$12,648	$16,094
Customer relationships	32,149	32,417

Total carrying amount	44,797	48,511

Accumulated amortization:
Trademarks, tradenames and other intangibles	(8,339)	(11,121)
Customer relationships	(4,005)	(1,311)

Total accumulated amortization	(12,344)	(12,432)

Total amortizable intangible assets, net	32,453	36,079

Infinite-lived intangible assets:
Trademarks	1,258	1,269

Total intangible assets, net	$33,711	$37,348

The pretax amortization expense associated with intangible assets subject to amortization totaled approximately $3.4 million, $2.4 million and $2.2 million for fiscal 2011, 2010 and 2009, respectively. Pretax amortization expense associated with intangible assets subject to amortization at January 28, 2012 is estimated to be approximately $3.3 million for fiscal year 2012, $3.2 million for each of the fiscal years 2013 and 2014 and $3.1 million for each of the fiscal years 2015 and 2016.

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

Effective January 31, 2010, we adopted enhanced disclosure requirements for fair value measurements. We adopted the second phase of the enhanced disclosure requirements for fair value measurements effective January 30, 2011. There were no transfers into or out of Level 1 and Level 2 during the year ended January 28, 2012 or January 29, 2011.

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
At January 28, 2012 —
Assets:
Cash equivalents	$20,017	$—	$—	$20,017

Derivative financial instruments	$—	$14	$—	$14

Liabilities:
Derivative financial instruments	$—	$142	$—	$142

At January 29, 2011 —
Assets:
Cash equivalents	$104,506	$—	$—	$104,506

Derivative financial instruments	$—	$361	$—	$361

Liabilities:
Derivative financial instruments	$—	$35	$—	$35

Cash equivalents consist of money market instruments that have original maturities of three months or less. The carrying value of cash equivalents approximates fair value due to the highly liquid and short-term nature of these instruments.

Derivative financial instruments are comprised of foreign currency forward exchange contracts primarily entered into to minimize our foreign currency exposure related to forecasted purchases of certain inventories denominated in a currency different from the operating entity’s functional currency. We also evaluate Company and counterparty risk in determining fair value. Our derivative financial instruments are recorded in the consolidated balance sheets at fair value based upon observable market inputs. Derivative financial instruments in an asset position are included within other current assets in the consolidated balance sheets. Derivative financial instruments in a liability position are included within accrued expenses and other current liabilities in the consolidated balance sheets. Refer to Note 13 for further information regarding our derivative instruments.

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

The following table presents the non-financial assets measured at estimated fair value on a non-recurring basis and any resulting realized losses included in earnings. Because long-lived assets are not measured at fair value on a recurring basis, certain carrying amounts and fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent the fair values at January 28, 2012 or January 29, 2011.

Fair Value Measurements — non-recurring basis	January 28, 2012	January 29, 2011
	(in thousands)
Long-lived assets held-for use
Fair value measurement	$421	$945
Less: carrying amount	2,463	6,799

Realized loss	$(2,042)	$(5,854)

The realized loss relates to impaired store assets in our retail segment and is reflected as “Asset impairment charges” in the consolidated statement of earnings. Refer to “Impairment of Long-Lived Assets” in Note 1 for additional information.

Fair Value of Financial Instruments

Our financial instruments, other than those presented in the disclosures above, consist of cash, accounts receivable, accounts payable, accrued expenses and other current liabilities. Management estimates that, as of January 28, 2012 and January 29, 2011, the carrying value of cash, accounts receivable, accounts payable, accrued expenses and other current liabilities approximate their fair value due to the highly liquid or short-term nature of these instruments.

13.	DERIVATIVE FINANCIAL INSTRUMENTS

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

The table below discloses the fair value of the derivative financial instruments included in the consolidated balance sheet as of January 28, 2012 and January 29, 2011 (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
At January 28, 2012 — Foreign exchange forward contracts	Other current assets	$14	Accrued expenses and other current liabilities	$142

At January 29, 2011 — Foreign exchange forward contracts	Other current assets	$361	Accrued expenses and other current liabilities	$35

At January 28, 2012, we had 10 contracts maturing in varying increments to purchase euros for an aggregate notional amount of US$1.7 million maturing at various dates through June 2012, nine contracts maturing in varying increments to purchase USD for an aggregate notional amount of Canadian dollars (“CAD”) $5.9 million maturing at various dates through June 2012 and 22 contracts maturing in varying increments to purchase USD for an aggregate notional amount of pounds Sterling (“GBP”) £10.5 million maturing at various dates through May 2012. For the fiscal year ended January 28, 2012, we recognized a net pre-tax loss of $0.7 million in cost of sales in the consolidated statement of earnings for our derivative financial instruments not designated as hedging instruments.

At January 29, 2011, we had six contracts maturing in varying increments to purchase euros for an aggregate notional amount of US$3.8 million maturing at various dates through October 2011, 10 contracts maturing in varying increments to purchase USD for an aggregate notional amount of CAD $5.8 million maturing at various dates through May 2011 and 70 contracts maturing in varying increments to purchase USD for an aggregate notional amount of GBP £27.6 million maturing at various dates through September 2011. For the fiscal year ended January 29, 2011, we recognized a net pre-tax gain of $0.6 million in cost of sales in the consolidated statement of earnings for our derivative financial instruments not designated as hedging instruments. No amounts were recognized in our results of operations during fiscal 2009.

We had no derivative financial instruments with credit-risk-related contingent features underlying the agreements as of January 28, 2012 or January 29, 2011.

14.	SEGMENT REPORTING

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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The retail segment includes the results from our four retail merchandising brands: Men’s Wearhouse, Men’s Wearhouse and Tux, K&G and Moores. These four brands are operating segments that have been aggregated into the retail reportable segment based on their similar economic characteristics, products, production processes, target customers and distribution methods. MW Cleaners is also aggregated in the retail segment as these operations have not had a significant effect on the revenues or expenses of the Company. Specialty apparel merchandise offered by our four retail merchandising concepts include suits, suit separates, sport coats, slacks, sportswear, outerwear, dress shirts, shoes and accessories for men. Ladies’ career apparel, sportswear and accessories, including shoes, and children’s apparel is offered at most of our K&G stores and tuxedo rentals are offered at our Men’s Wearhouse, Men’s Wearhouse and Tux and Moores retail stores.

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

Operating income is the primary measure of profit we use to make decisions on allocating resources to our operating segments and to assess the operating performance of each operating segment. It is defined as income before interest expense, interest income, income taxes and noncontrolling interest. Corporate expenses and assets are allocated to the retail segment.

Net sales by brand and reportable segment are as follows (in thousands):

	Fiscal Year
	2011	2010	2009
Net sales:
MW(1)	$1,471,711	$1,345,915	$1,281,847
K&G	375,105	360,301	370,148
Moores	267,689	246,735	222,049
MW Cleaners	24,688	23,415	22,058

Total retail segment	2,139,193	1,976,366	1,896,102

Twin Hill	25,398	21,464	13,473
Dimensions and Alexandra (UK)	218,093	104,834	—

Total corporate apparel segment	243,491	126,298	13,473

Total net sales	$2,382,684	$2,102,664	$1,909,575

(1)	MW includes Men’s Wearhouse and Men’s Wearhouse and Tux stores.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth supplemental products and services sales information for the Company (in thousands):

	Fiscal Year
	2011	2010	2009
Net sales:
Men’s tailored clothing product	$884,133	$790,558	$761,752
Men’s non-tailored clothing product	656,689	612,544	597,667
Ladies clothing product	78,849	77,390	74,494

Total retail clothing product	1,619,671	1,480,492	1,433,913

Tuxedo rental services	376,857	364,269	334,068
Alteration services	117,977	108,190	106,063
Retail dry cleaning services	24,688	23,415	22,058

Total alteration and other services	142,665	131,605	128,121

Corporate apparel clothing product	243,491	126,298	13,473

Total net sales	$2,382,684	$2,102,664	$1,909,575

Operating income (loss) by reportable segment and the reconciliation to earnings before income taxes is as follows (in thousands):

	Fiscal Year
	2011	2010	2009
Operating income (loss):
Retail	$189,995	$108,392	$73,670
Corporate apparel	(4,563)	(6,721)	(4,294)

Operating income	185,432	101,671	69,376
Interest income	424	315	912
Interest expense	(1,446)	(1,456)	(1,244)

Earnings before income taxes	$184,410	$100,530	$69,044

Capital expenditures by reportable segment are as follows (in thousands):

	Fiscal Year
	2011	2010	2009
Capital expenditures:
Retail	$82,001	$55,967	$55,612
Corporate apparel	9,819	2,901	1,300

Total capital expenditures	$91,820	$58,868	$56,912

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation and amortization expense by reportable segment is as follows (in thousands):

	Fiscal Year
	2011	2010	2009
Depreciation and amortization expense:
Retail	$69,644	$72,472	$84,681
Corporate apparel	6,324	3,526	1,409

Total depreciation and amortization expense	$75,968	$75,998	$86,090

Total assets by reportable segment are as follows (in thousands):

	January 28, 2012	January 29, 2011
Segment assets:
Retail	$1,172,742	$1,081,169
Corporate apparel	233,210	239,149

Total assets	$1,405,952	$1,320,318

The tables below present information related to geographic areas in which the Company operated, with net sales classified based primarily on the country where the Company’s customer is located (in thousands):

	Fiscal Year
	2011	2010	2009
Net sales:
U.S.	$1,896,902	$1,751,095	$1,687,526
Canada	267,689	246,735	222,049
UK	218,093	104,834	—

Total net sales	$2,382,684	$2,102,664	$1,909,575

	January 28, 2012	January 29, 2011
Long-lived assets:
U.S.	$394,274	$366,974
Canada	48,023	49,194
UK	13,234	5,908

Total long-lived assets	$455,531	$422,076

15.	CEASED OPERATIONS

Ceased Tuxedo Rental Distribution Operations

In late August 2010, a decision was made by management to cease tuxedo rental distribution operations at four of the then ten U.S. facilities that we had used for that purpose. The tuxedo rental distribution operations at these four facilities ceased in November 2010 and were assumed by the remaining U.S. tuxedo distribution facilities, allowing us to perform tuxedo rental distribution requirements more cost effectively. Three of the facilities were converted to hub locations that redistribute tuxedo rental units and retail apparel merchandise to our Men’s Wearhouse, Men’s Wearhouse and Tux and K&G stores within limited geographic areas.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In fiscal 2010, we recognized retail segment pre-tax costs of $3.1 million for the ceased tuxedo rental distribution operations at these four facilities, including $0.9 million for severance payments, $0.7 million for facility remediation costs and $1.5 million for the write-off of fixed assets. In fiscal 2011, we recognized retail segment pre-tax costs of $0.8 million related to the ceased tuxedo rental distribution operations primarily for the write-off of fixed assets and facility remediation costs. These charges are included in SG&A in our consolidated statement of earnings. Net cash payments of $0.3 million and $1.5 million related to the ceased tuxedo rental distribution operations were paid in fiscal 2011 and 2010, respectively. No amounts are included in accrued expenses and other current liabilities at January 28, 2012. We do not expect to incur any additional charges in connection with the ceased tuxedo rental distribution operations at these four facilities.

The following table details information related to the accrued balance recorded during the fiscal year ended January 28, 2012 related to the ceased tuxedo rental distribution operations (in thousands):

Accrued costs at January 29, 2011	$123
Cost incurred	793
Net cash payments	(341)
Non-cash charges	(575)

Accrued costs at January 28, 2012	$—

16.	COMMITMENTS AND CONTINGENCIES

Lease commitments

We lease retail business locations, office and warehouse facilities, copier equipment and automotive equipment under various noncancelable capital and operating leases expiring in various years through 2027. Rent expense for operating leases for fiscal 2011, 2010 and 2009 was $165.1 million, $161.7 million and $158.7 million, respectively, and includes contingent rentals of $0.6 million, $0.3 million and $0.3 million, respectively. Sublease rentals of $0.7 million, $0.7 million and $0.8 million were received in fiscal 2011, 2010 and 2009, respectively. The total minimum future rentals to be received under noncancelable subleases as of January 28, 2012 are $0.3 million.

Minimum future rental payments under noncancelable capital and operating leases as of January 28, 2012 for each of the next five years and in the aggregate are as follows (in thousands):

Fiscal Year	Operating Leases	Capital Leases
2012	$152,860	$1,582
2013	136,031	1,535
2014	115,690	1,392
2015	98,573	1,046
2016	76,299	749
Thereafter	135,153	327

Total	$714,606	6,631

Amounts representing interest		(1,526)

Capital lease obligations		$5,105

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

At January 28, 2012, the gross capitalized balance and the accumulated amortization balance of our capital lease assets was $7.3 million and $2.4 million, respectively, resulting in a net capitalized value of $4.9 million. At January 29, 2011, the gross capitalized balance and the accumulated amortization balance of our capital lease assets was $5.1 million and $2.2 million, respectively, resulting in a net capitalized value of $2.9 million. Amortization expense was $1.1 million, $0.9 million and $1.0 million in fiscal 2011, 2010 and 2009, respectively, and is included in depreciation expense in the consolidated statement of earnings. These assets are included in furniture, fixtures and equipment on the consolidated balance sheets. The liability balance of these capital lease assets is included in deferred taxes and other liabilities on the consolidated balance sheets.

Legal matters

We are involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of our business. Management believes that none of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

17.	QUARTERLY RESULTS OF OPERATIONS (Unaudited)

Our quarterly results of operations reflect all adjustments, consisting only of normal, recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The consolidated results of operations by quarter for the 2011 and 2010 fiscal years are presented below and include the results of operations for Dimensions and Alexandra since their date of acquisition on August 6, 2010 (in thousands, except per share amounts):

	Fiscal 2011 Quarters Ended
	April 30, 2011	July 30, 2011	October 29, 2011	January 28, 2012
Net sales	$580,384	$655,529	$584,602	$562,169
Gross margin	246,633	309,245	268,169	224,880
Net earnings (loss) attributable to common shareholders	$27,425	$57,078	$39,877	$(3,779)
Net earnings (loss) per common share attributable to common shareholders:
Basic	$0.52	$1.09	$0.77	$(0.07)
Diluted	$0.52	$1.09	$0.77	$(0.07)

	Fiscal 2010 Quarters Ended
	May 1, 2010	July 31, 2010	October 30, 2010	January 29, 2011
Net sales	$473,466	$536,989	$550,103	$542,106
Gross margin	201,003	260,272	234,999	202,159
Net earnings (loss) attributable to common shareholders	$13,562	$42,962	$25,259	$(14,086)
Net earnings (loss) per common share attributable to common shareholders:
Basic	$0.26	$0.81	$0.47	$(0.27)
Diluted	$0.26	$0.81	$0.47	$(0.27)

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Due to the method of calculating weighted average common shares outstanding, the sum of the quarterly per share amounts may not equal net earnings per common share attributable to common shareholders for the respective years.

As discussed in Note 1 under “Impairment of Long-Lived Assets,” we recognized pretax non-cash asset impairment charges related to store assets of $2.0 million ($1.0 million in the second quarter, $0.7 million in the third quarter and $0.3 million in the fourth quarter) in fiscal 2011 and $5.9 million ($0.2 million in the second quarter, $3.2 million in the third quarter and $2.5 million in the fourth quarter) in fiscal 2010.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended January 28, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on such assessment, management concluded that, as of January 28, 2012, our internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of our internal control over financial reporting as of January 28, 2012 has been audited by Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this report, as stated in their report dated March 28, 2012, which follows.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

The Men’s Wearhouse, Inc.

Houston, Texas

We have audited the internal control over financial reporting of The Men’s Wearhouse, Inc. and subsidiaries (the “Company”) as of January 28, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 28, 2012 of the Company and our report dated March 28, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/    DELOITTE & TOUCHE LLP

Houston, Texas

March 28, 2012

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held June 13, 2012.

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

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held June 13, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain equity compensation plan information for the Company as of January 28, 2012.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)		Weighted- Average Exercise Price of Outstanding Options (b)(3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities in column (a)) (c)
Equity Compensation Plans Approved by Security Holders	1,668,526		$23.64	3,487,324	(4)
Equity Compensation Plans Not Approved by Security Holders(1)	185,645		$16.38	—

Total	1,854,171	(2)	$22.61	3,487,324

(1)

The Company adopted the 1998 Key Employee Stock Option Plan (the “1998 Plan”) which, as amended, provided for the grant of options to purchase up to 3,150,000 shares of the Company’s common stock to full-time key employees (excluding executive officers), of which 185,645 shares are to be issued upon the exercise of outstanding options. No awards have been available for grant under the 1998 Plan since February 2008. Options granted under the 1998 Plan must be exercised within ten years from the date of grant. Refer to Note 9 of Notes to Consolidated Financial Statements.

(2)	Consists of 1,314,422 shares issuable upon exercise of outstanding stock options and 539,749 shares issuable upon conversion of outstanding deferred stock units.

(3)	Calculated based upon outstanding stock options to purchase shares of our common stock.

(4)

Securities available for future issuance include 2,534,222 shares under the 2004 Plan and 953,102 shares under the Employee Stock Discount Plan. Refer to Note 9 and Note 10 of Notes to Consolidated Financial Statements.

The additional information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held June 13, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held June 13, 2012.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held June 13, 2012.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

The following consolidated financial statements of the Company are included in Part II, Item 8:

2.	Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

The Men’s Wearhouse, Inc.

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(4)	Deductions from Reserve(2)	Acquisitions(5)	Translation Adjustment	Balance at End of Period
Allowance for uncollectible accounts(1):
Year ended January 28, 2012	$916	$178	$—	$(305)	$—	$(3)	$786
Year ended January 29, 2011	381	552	—	(548)	533	(2)	916
Year ended January 30, 2010	243	249	—	(111)	—	—	381
Allowance for sales returns(1)(3):
Year ended January 28, 2012	$613	$(226)	$48	$—	$—	$2	$437
Year ended January 29, 2011	401	326	(195)	—	80	1	613
Year ended January 30, 2010	433	12	(44)	—	—	—	401

(1)	The allowance for uncollectible accounts and the allowance for sales returns are evaluated at the end of each fiscal quarter and adjusted based on the evaluation.

(2)	Consists primarily of write-offs of bad debt.

(3)	Allowance for sales returns is included in accrued expenses.

(4)	Deduction (addition) to net sales.

(5)	Relates to our acquisitions of Dimensions and Alexandra in the third quarter of fiscal 2010. Refer to Note 2 of Notes to Consolidated Financial Statements.

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

Exhibit Number		Exhibit

*10.6	—	1998 Key Employee Stock Option Plan (incorporated by reference from Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998).

*10.7	—	First Amendment to 1998 Key Employee Stock Option Plan (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-80033)).

*10.8	—	Second Amendment to 1998 Key Employee Stock Option Plan (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2000).

*10.9	—

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

*10.16	—

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

*10.17	—

The Men’s Wearhouse, Inc. Change in Control Severance Plan (As Amended and Restated Effective October 1, 2009) (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 27, 2009).

Exhibit Number		Exhibit

10.18	—

License Agreement dated effective as of November 5, 2010, by and between the George Zimmer 1988 Living Trust and The Men’s Wearhouse, Inc (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 10, 2010).

*10.19	—

Fourth Amended and Restated Employment Agreement dated effective as of October 25, 2010, by and between The Men’s Wearhouse, Inc. and David H. Edwab (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 10, 2010).

*10.20	—

Employment Agreement dated effective as of April 12, 2011, by and between The Men’s Wearhouse, Inc. and Douglas S. Ewert (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 19, 2011).

*10.21	—

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

The following financial information from The Men’s Wearhouse, Inc.’s Annual Report on Form 10-K for the year ended January 28, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statement of Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

*	Management Compensation or Incentive Plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MEN’S WEARHOUSE, INC.

By	/s/ DOUGLAS S. EWERT
Douglas S. Ewert
President and Chief Executive Officer

Dated: March 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DOUGLAS S. EWERT Douglas S. Ewert	President and Chief Executive Officer and Director	March 28, 2012

/s/ NEILL P. DAVIS Neill P. Davis	Executive Vice President, Chief Financial Officer, Treasurer and Principal Financial Officer	March 28, 2012

/s/ DIANA M. WILSON Diana M. Wilson	Senior Vice President, Chief Accounting Officer and Principal Accounting Officer	March 28, 2012

/s/ GEORGE ZIMMER George Zimmer	Executive Chairman of the Board and Director	March 28, 2012

/s/ DAVID H. EDWAB David H. Edwab	Vice Chairman of the Board and Director	March 28, 2012

/s/ RINALDO S. BRUTOCO Rinaldo S. Brutoco	Director	March 28, 2012

/s/ MICHAEL L. RAY Michael L. Ray	Director	March 28, 2012

/s/ SHELDON I. STEIN Sheldon I. Stein	Director	March 28, 2012

/s/ LARRY R. KATZEN Larry R. Katzen	Director	March 28, 2012

/s/ GRACE NICHOLS Grace Nichols	Director	March 28, 2012

/s/ DEEPAK CHOPRA Deepak Chopra	Director	March 28, 2012

/s/ WILLIAM B. SECHREST William B. Sechrest	Director	March 28, 2012

Exhibit Index

Exhibit Number		Exhibit

2.1	—

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

Exhibit Number		Exhibit

*10.6	—	1998 Key Employee Stock Option Plan (incorporated by reference from Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998).

*10.7	—	First Amendment to 1998 Key Employee Stock Option Plan (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-80033)).

*10.8	—	Second Amendment to 1998 Key Employee Stock Option Plan (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2000).

*10.9	—

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

*10.16	—

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

*10.17	—

The Men’s Wearhouse, Inc. Change in Control Severance Plan (As Amended and Restated Effective October 1, 2009) (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 27, 2009).

Exhibit Number		Exhibit

10.18	—

License Agreement dated effective as of November 5, 2010, by and between the George Zimmer 1988 Living Trust and The Men’s Wearhouse, Inc (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 10, 2010).

*10.19	—

Fourth Amended and Restated Employment Agreement dated effective as of October 25, 2010, by and between The Men’s Wearhouse, Inc. and David H. Edwab (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 10, 2010).

*10.20	—

Employment Agreement dated effective as of April 12, 2011, by and between The Men’s Wearhouse, Inc. and Douglas S. Ewert (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 19, 2011).

*10.21	—

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

The following financial information from The Men’s Wearhouse, Inc.’s Annual Report on Form 10-K for the year ended January 28, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statement of Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

*	Management Compensation or Incentive Plan