Form 10-Q
period 2012-04-28
MENS WEARHOUSE INC
filed 2012-06-07
CIK 884217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April, 28, 2012

or

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

The number of shares of common stock of the Registrant, par value $.01 per share, outstanding at May 29, 2012 was 50,920,144 excluding 21,316,347 shares classified as Treasury Stock.

REPORT INDEX

Forward-Looking and Cautionary Statements

Certain statements made in this Quarterly Report on Form 10-Q and in other public filings and press releases by the Company (as defined below) contain “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995) that involves risk and uncertainty.  These forward-looking statements may include, but are not limited to, references to future capital expenditures, acquisitions, sales, earnings, margins, costs, number and costs of store openings, demand for clothing, market trends in the retail and corporate apparel clothing business, currency fluctuations, inflation and various economic and business trends.  Forward-looking statements may be made by management orally or in writing, including, but not limited to, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q and other sections of our filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended and the Securities Act of 1933, as amended.

Forward-looking statements are not guarantees of future performance and a variety of factors could cause actual results to differ materially from the anticipated or expected results expressed in or suggested by these forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to: actions by governmental entities, domestic and international economic activity and inflation; success, or lack thereof, in executing our internal operating plans and new store and new market expansion plans, including integration of acquisitions; performance issues with key suppliers; disruption in buying trends due to homeland security concerns; severe weather; foreign currency fluctuations; government export and import policies; aggressive advertising or marketing activities of competitors; and legal proceedings.  Future results will also be dependent upon our ability to continue to identify and complete successful expansions and penetrations into existing and new markets and our ability to integrate such expansions with our existing operations.  Refer to “Risk Factors” contained in Part I of our Annual Report on Form 10-K  for the year ended January 28, 2012 for a more complete discussion of these and other factors that might affect our performance and financial results.   These forward-looking statements are intended to convey the Company’s expectations about the future, and speak only as of the date they are made.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I.  FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GENERAL INFORMATION

The condensed consolidated financial statements herein include the accounts of The Men’s Wearhouse, Inc. and its   subsidiaries and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  As applicable under such regulations, certain information and footnote disclosures have been condensed or omitted.  We believe that the presentation and disclosures herein are adequate to make the information not misleading, and the condensed consolidated financial statements reflect all elimination entries and normal recurring adjustments which are necessary for a fair statement of the results for the quarters ended April 28, 2012 and April 30, 2011.

Our business historically has been seasonal in nature, and the operating results of the interim periods presented are not necessarily indicative of the results that may be achieved for the full year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended January 28, 2012 and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year then ended filed with the SEC.

Unless the context otherwise requires, “Company”, “we”, “us” and “our” refer to The Men’s Wearhouse, Inc. and its  subsidiaries.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 28, 2012	April 30, 2011	January 28, 2012
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$118,716	$145,657	$125,306
Accounts receivable, net	69,249	72,004	56,669
Inventories	606,522	521,082	572,502
Other current assets	66,392	67,911	70,906

Total current assets	860,879	806,654	825,383

PROPERTY AND EQUIPMENT, net	367,628	329,592	355,717

TUXEDO RENTAL PRODUCT, net	112,368	95,180	99,814
GOODWILL	89,230	91,021	87,782
INTANGIBLE ASSETS, net	33,961	38,343	33,711
OTHER ASSETS	4,745	7,642	3,545

TOTAL ASSETS	$1,468,811	$1,368,432	$1,405,952

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$159,058	$153,144	$123,445
Accrued expenses and other current liabilities	179,172	170,847	154,395
Income taxes payable	967	597	3,435

Total current liabilities	339,197	324,588	281,275

DEFERRED TAXES AND OTHER LIABILITIES	100,935	70,736	92,858

Total liabilities	440,132	395,324	374,133

COMMITMENTS AND CONTINGENCIES (Note 3 and Note 13)

EQUITY:
Preferred stock	—	—	—
Common stock	721	714	718
Capital in excess of par	368,025	343,846	362,735
Retained earnings	1,113,130	1,024,168	1,095,535
Accumulated other comprehensive income	44,647	52,793	36,921
Treasury stock, at cost	(510,615)	(461,760)	(476,749)

Total equity attributable to common shareholders	1,015,908	959,761	1,019,160

Noncontrolling interest	12,771	13,347	12,659

Total equity	1,028,679	973,108	1,031,819

TOTAL LIABILITIES AND EQUITY	$1,468,811	$1,368,432	$1,405,952

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	For the Quarter Ended
	April 28, 2012	April 30, 2011
Net sales:
Retail clothing product	$420,469	$410,261
Tuxedo rental services	78,489	73,141
Alteration and other services	37,734	37,309
Total retail sales	536,692	520,711
Corporate apparel clothing product sales	49,882	59,673
Total net sales	586,574	580,384

Cost of sales:
Retail clothing product	188,606	187,373
Tuxedo rental services	11,013	9,807
Alteration and other services	27,558	26,301
Occupancy costs	68,698	67,171
Total retail cost of sales	295,875	290,652
Corporate apparel clothing product cost of sales	36,650	43,099
Total cost of sales	332,525	333,751

Gross margin:
Retail clothing product	231,863	222,888
Tuxedo rental services	67,476	63,334
Alteration and other services	10,176	11,008
Occupancy costs	(68,698)	(67,171)
Total retail gross margin	240,817	230,059
Corporate apparel clothing product gross margin	13,232	16,574
Total gross margin	254,049	246,633

Selling, general and administrative expenses	213,102	202,996

Operating income	40,947	43,637

Interest income	128	44
Interest expense	(433)	(312)
Earnings before income taxes	40,642	43,369
Provision for income taxes	14,062	16,177
Net earnings including noncontrolling interest	26,580	27,192
Net loss attributable to noncontrolling interest	304	233

Net earnings attributable to common shareholders	$26,884	$27,425

Net earnings per common share attributable to common shareholders (Note 2):
Basic	$0.52	$0.52
Diluted	$0.52	$0.52

Weighted average common shares outstanding (Note 2):
Basic	50,932	51,918
Diluted	51,237	52,197

Cash dividends declared per common share	$0.18	$0.12

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the Quarter Ended
	April 28, 2012	April 30, 2011

Net earnings including noncontrolling interest	$26,580	$27,192

Currency translation adjustments, net of tax	8,142	15,107

Comprehensive income including noncontrolling interest	34,722	42,299

Comprehensive loss attributable to noncontrolling interest:

Net loss	304	233
Currency translation adjustments, net of tax	(416)	(680)

Amounts attributable to noncontrolling interest	(112)	(447)

Comprehensive income attributable to common shareholders	$34,610	$41,852

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Quarter Ended
	April 28, 2012	April 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings including noncontrolling interest	$26,580	$27,192
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	20,681	18,652
Tuxedo rental product amortization	5,988	5,546
Loss on disposition of assets	1,081	88
Deferred rent expense	276	359
Share-based compensation	4,117	2,970
Excess tax benefits from share-based plans	(1,960)	(691)
Deferred tax provision	8,430	7,097
Changes in operating assets and liabilities:
Accounts receivable	(11,161)	(8,900)
Inventories	(30,059)	(27,266)
Tuxedo rental product	(18,157)	(10,204)
Other assets	(2,433)	7,983
Accounts payable, accrued expenses and other current liabilities	60,335	58,584
Income taxes payable	(445)	(1,818)
Other liabilities	2,047	(558)

Net cash provided by operating activities	65,320	79,034

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(30,664)	(14,284)
Proceeds from sales of property and equipment	8	22

Net cash used in investing activities	(30,656)	(14,262)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	3,233	1,539
Cash dividends paid	(9,357)	(6,409)
Tax payments related to vested deferred stock units	(4,017)	(2,955)
Excess tax benefits from share-based plans	1,960	691
Purchase of treasury stock	(33,866)	(48,999)

Net cash used in financing activities	(42,047)	(56,133)

Effect of exchange rate changes	793	647

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,590)	9,286
Balance at beginning of period	125,306	136,371

Balance at end of period	$118,716	$145,657

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Significant Accounting Policies

Basis of Presentation — The condensed consolidated financial statements herein include the accounts of The Men’s Wearhouse, Inc. and its subsidiaries (the “Company”) and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  As applicable under such regulations, certain information and footnote disclosures have been condensed or omitted.  We believe that the presentation and disclosures herein are adequate to make the information not misleading, and the condensed consolidated financial statements reflect all elimination entries and normal recurring adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows at the dates and for the periods presented.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended January 28, 2012.

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and related disclosures.  Actual amounts could differ from those estimates.

Recent Accounting Pronouncements — In September 2011, the Financial Accounting Standards Board (“FASB”) issued updated guidance regarding testing goodwill for impairment.  The updated guidance will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test.  Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment.  The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of this update had no impact on our financial position, results of operations or cash flows but may change the way we perform our annual goodwill impairment test in the fourth quarter of 2012.

In June 2011, the FASB issued updated guidance regarding the presentation of comprehensive income.  The updated guidance allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  In December 2011, the FASB issued a “Deferral of the Effective Date for Amendments of the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income.”  This defers only the changes that relate to the presentation of reclassification adjustments on the face of the financial statements where the components of net income and the components of other comprehensive income are presented.  We present comprehensive income in a separate statement to the accompanying financial statements.  The adoption of this update had no impact on our financial position, results of operations or cash flows.

In May 2011, the FASB updated the guidance regarding certain accounting and disclosure requirements related to fair value measurements.  The updated guidance amends U.S. Generally Accepted Accounting Principles (“GAAP”) to create more commonality with International Financial Reporting Standards (“IFRS”) by changing some of the wording used to describe requirements for measuring fair value and for disclosing information about fair value measurements.  The adoption of this update at the beginning of our 2012 fiscal year did not have a material impact on our financial position, results of operations or cash flows.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.  Earnings per Share

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

	For the Quarter Ended
	April 28, 2012	April 30, 2011

Numerator
Total net earnings attributable to common shareholders	$26,884	$27,425
Net earnings allocated to participating securities (restricted stock and deferred stock units)	(426)	(294)
Net earnings attributable to common shareholders	$26,458	$27,131
Denominator
Basic weighted average common shares outstanding	50,932	51,918
Effect of dilutive securities:
Stock options and equity-based compensation	305	279
Diluted weighted average common shares outstanding	51,237	52,197
Net earnings per common share attributable to common shareholders:
Basic	$0.52	$0.52
Diluted	$0.52	$0.52

For the quarters ended April 28, 2012 and April 30, 2011, 0.2 million and 0.5 million anti-dilutive stock options were excluded from the calculation of diluted earnings per common share attributable to common shareholders, respectively.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.  Debt

We have a revolving credit facility with a group of banks (the “Credit Agreement”) that provides for a total senior revolving credit facility of $200.0 million, with increases to $300.0 million upon additional lender commitments, that matures on January 26, 2016.  The Credit Agreement is secured by the stock of certain of our subsidiaries.  The Credit Agreement has several borrowing and interest rate options including the following indices:  (i) adjusted LIBO rate, (ii) adjusted EURIBO rate, (iii) CDO rate, (iv) Canadian prime rate or (v) an alternate base rate (equal to the greater of the prime rate, the federal funds rate plus 0.5% or the adjusted LIBO rate for a one month period plus 1.0%).  Advances under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin up to 2.75%.  The Credit Agreement also provides for fees applicable to amounts available to be drawn under outstanding letters of credit which range from 2.00% to 2.75%, and a fee on unused commitments which ranges from 0.35% to 0.50%.  As of April 28, 2012, there were no borrowings outstanding under the Credit Agreement.

The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain certain financial ratios.  The restrictive provisions in the Credit Agreement reflect an overall covenant structure that is generally representative of a commercial loan made to an investment-grade company.  Our debt, however, is not rated and we have not sought, and are not seeking, a rating of our debt.  We were in compliance with the covenants in the Credit Agreement as of April 28, 2012.

We utilize letters of credit primarily to secure inventory purchases and as collateral for workers compensation claims.  At April 28, 2012, letters of credit totaling approximately $23.3 million were issued and outstanding.  Borrowings available under our Credit Agreement at April 28, 2012 were $176.7 million.

4.  Supplemental Cash Flows

Supplemental disclosure of cash flow information is as follows (in thousands):

	For the Quarter Ended
	April 28, 2012	April 30, 2011
Cash paid during the quarter for:
Interest	$328	$177
Income taxes, net	$6,786	$2,405

Schedule of noncash investing and financing activities:
Tax benefit related to share-based plans	$1,960	$633
Cash dividends declared	$9,271	$6,219

We had unpaid capital expenditure purchases accrued in accounts payable, accrued expenses and other current liabilities of approximately $11.0 million and $4.9 million at April 28, 2012 and April 30, 2011, respectively. Capital expenditure purchases are recorded as cash outflows from investing activities in the condensed consolidated statement of cash flows in the period they are paid.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.  Other Current Assets, Accrued Expenses and Other Current Liabilities and Deferred Taxes and Other Liabilities

Other current assets consist of the following (in thousands):

	April 28, 2012	April 30, 2011	January 28, 2012

Prepaid expenses	$34,657	$31,766	$32,266
Current deferred tax asset	22,396	27,329	29,392
Tax receivable	2,233	4,309	1,564
Other	7,106	4,507	7,684

Total other current assets	$66,392	$67,911	$70,906

Accrued expenses and other current liabilities consist of the following (in thousands):

Accrued salary, bonus, sabbatical and vacation	$39,198	$37,514	$61,544
Sales, value added, payroll and property taxes payable	30,661	27,998	18,176
Accrued workers compensation and medical costs	17,533	17,493	17,590
Customer deposits, prepayments and refunds payable	51,889	48,949	17,521
Unredeemed gift certificates	13,343	12,890	14,895
Loyalty program reward certificates	6,735	6,964	6,537
Cash dividends declared	9,271	6,219	9,339
Other	10,542	12,820	8,793

Total accrued expenses and other current liabilities	$179,172	$170,847	$154,395

Deferred taxes and other liabilities consist of the following (in thousands):

Deferred rent and landlord incentives	$51,446	$48,765	$50,953
Non-current deferred and other income tax liabilities	37,618	16,114	34,812
Other	11,871	5,857	7,093

Total deferred taxes and other liabilities	$100,935	$70,736	$92,858

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.  Equity and Noncontrolling Interest

A reconciliation of the total carrying amount of the Company’s equity accounts for the quarter ended April 28, 2012 is as follows (in thousands):

	Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock, at Cost	Total Equity Attributable to Common Shareholders	Noncontrolling Interest	Total Equity
Balances — January 28, 2012	$718	$362,735	$1,095,535	$36,921	$(476,749)	$1,019,160	$12,659	$1,031,819
Net earnings (loss)	—	—	26,884	—	—	26,884	(304)	26,580
Other comprehensive income	—	—	—	7,726	—	7,726	416	8,142
Cash dividends	—	—	(9,289)	—	—	(9,289)	—	(9,289)
Share-based compensation	—	4,117	—	—	—	4,117	—	4,117
Common stock issued to stock discount plan	—	624	—	—	—	624	—	624
Common stock issued upon exercise of stock options	1	2,608	—	—	—	2,609	—	2,609
Common stock issued pursuant to restricted stock and deferred stock unit awards	2	(2)	—	—	—	—	—	—
Tax payments related to vested deferred stock units	—	(4,017)	—	—	—	(4,017)	—	(4,017)
Tax benefit related to share-based plans	—	1,960	—	—	—	1,960	—	1,960
Treasury stock purchased	—	—	—	—	(33,866)	(33,866)	—	(33,866)
Balances — April 28, 2012	$721	$368,025	$1,113,130	$44,647	$(510,615)	$1,015,908	$12,771	$1,028,679

A reconciliation of the total carrying amount of the Company’s equity accounts for the quarter ended April 30, 2011 is as follows (in thousands):

	Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock, at Cost	Total Equity Attributable to Common Shareholders	Noncontrolling Interest	Total Equity
Balances — January 29, 2011	$710	$341,663	$1,002,975	$38,366	$(412,761)	$970,953	$12,900	$983,853
Net earnings (loss)	—	—	27,425	—	—	27,425	(233)	27,192
Other comprehensive income	—	—	—	14,427	—	14,427	680	15,107
Cash dividends	—	—	(6,232)	—	—	(6,232)	—	(6,232)
Share-based compensation	—	2,970	—	—	—	2,970	—	2,970
Common stock issued to stock discount plan	—	520	—	—	—	520	—	520
Common stock issued upon exercise of stock options	1	1,018	—	—	—	1,019	—	1,019
Common stock issued pursuant to restricted stock and deferred stock unit awards	3	(3)	—	—	—	—	—	—
Tax payments related to vested deferred stock units	—	(2,955)	—	—	—	(2,955)	—	(2,955)
Tax benefit related to share-based plans	—	633	—	—	—	633	—	633
Treasury stock purchased	—	—	—	—	(48,999)	(48,999)	—	(48,999)
Balances — April 30, 2011	$714	$343,846	$1,024,168	$52,793	$(461,760)	$959,761	$13,347	$973,108

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.  Treasury Stock

In January 2011, the Board of Directors approved a $150.0 million share repurchase program of our common stock, which amended and increased the Company’s then existing $100.0 million share repurchase program authorized in August 2007.

During the first quarter of 2011, 1,822,340 shares at a cost of $48.8 million were repurchased at an average price per share of $26.78 under the January 2011 authorization.  During the first quarter of 2012, 861,484 shares at a cost of $33.6 million were repurchased at an average price per share of $39.01 under the January 2011 authorization.  At April 28, 2012, the remaining balance available under the January 2011 authorization was $52.6 million.

During the first quarter of 2012 and 2011, 7,041 shares and 7,132 shares, respectively, at a cost of $0.3 million and $0.2 million, respectively, were repurchased at an average price per share of $37.28 and $27.77, respectively, in private transactions to satisfy tax withholding obligations arising upon the vesting of certain restricted stock.

The following table summarizes our treasury stock repurchases (in thousands, except share data and average price per share):

	For the Quarter Ended
	April 28, 2012	April 30, 2011

Shares repurchased	868,525	1,829,472
Total costs	$33,866	$48,999
Average price per share	$38.99	$26.78

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.  Share-Based Compensation Plans

We maintain several equity plans under which we may grant stock options, stock appreciation rights, restricted stock, deferred stock units and performance based awards to full-time key employees and non-employee directors.  We account for share-based awards in accordance with the FASB standard regarding share-based payments, which requires the compensation cost resulting from all share-based payment transactions be recognized in the financial statements. The amount of compensation cost is measured based on the grant-date fair value of the instrument issued and is recognized over the vesting period.  Share-based compensation expense recognized for the quarters ended April 28, 2012 and April 30, 2011 was $4.1 million and $3.0 million, respectively.

Stock Options

The following table summarizes stock option activity for the quarter ended April 28, 2012:

	Shares	Weighted- Average Exercise Price
Outstanding at January 28, 2012	1,314,422	$22.61
Granted	100,349	40.13
Exercised	(138,773)	18.80
Forfeited	(7,000)	22.72
Expired	—	—
Outstanding at April 28, 2012	1,268,998	$24.42
Exercisable at April 28, 2012	678,609	$21.85

The weighted-average grant date fair value of the 100,349 stock options granted during the quarter ended April 28, 2012 was $17.21 per share.  The following table summarizes the weighted average assumptions used to fair value stock options at the date of grant using the Black-Scholes option pricing model for the quarter ended April 28, 2012.

For the Quarter Ended
April 28, 2012

Risk-free interest rate	1.09%
Expected lives	5.0 years
Dividend yield	2.07%
Expected volatility	58.67%

The assumptions presented in the table above represent the weighted average of the applicable assumptions used to fair value stock options.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.  The expected lives represents the period of time the options are expected to be outstanding after their grant date.  The dividend yield is based on the average of the annual dividend divided by the market price of our common stock at the time of declaration. Expected volatility is based on historical volatility of our common stock.

As of April 28, 2012, we have unrecognized compensation expense related to nonvested stock options of approximately $5.9 million which is expected to be recognized over a weighted average period of 2.3 years.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Nonvested Deferred Stock Units and Restricted Stock Shares

The following table summarizes deferred stock unit activity for the quarter ended April 28, 2012:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 28, 2012	539,749	$28.10
Granted	330,284	40.13
Vested (1)	(350,255)	27.68
Forfeited	(4,784)	27.94
Nonvested at April 28, 2012	514,994	$36.10

(1) Includes 109,335 shares relinquished for tax payments related to vested deferred stock units for the quarter ended April 28, 2012.

The following table summarizes restricted stock activity for the quarter ended April 28, 2012:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 28, 2012	119,081	$28.45
Granted	4,578	38.20
Vested	(19,360)	27.77
Forfeited	—	—
Nonvested at April 28, 2012	104,299	$29.01

As of April 28, 2012, we have unrecognized compensation expense related to nonvested deferred stock units and shares of restricted stock of approximately $18.6 million, which is expected to be recognized over a weighted average period of 1.5 years.

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

During the quarter ended April 28, 2012, employees purchased 22,452 shares under the ESDP, which had a weighted-average share price of $27.79 per share.  As of April 28, 2012, 930,650 shares were reserved for future issuance under the ESDP.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.  Goodwill and Other Intangible Assets

Goodwill

Goodwill allocated to the Company’s reportable segments and changes in the net carrying amount of goodwill for the quarter ended April 28, 2012 are as follows (in thousands):

	Retail	Corporate Apparel	Total
Balance at January 28, 2012	$59,900	$27,882	$87,782
Translation adjustment	557	891	1,448
Balance at April 28, 2012	$60,457	$28,773	$89,230

Goodwill is evaluated for impairment annually as of our fiscal year end.  A more frequent evaluation is performed if events or circumstances indicate that impairment could have occurred.  Such events or circumstances could include, but are not limited to, new significant negative industry or economic trends, unanticipated changes in the competitive environment, decisions to significantly modify or dispose of operations and a significant sustained decline in the market price of our stock.  No additional impairment evaluation was considered necessary during the first quarter of fiscal 2012.

Intangible Assets

The gross carrying amount and accumulated amortization of our identifiable intangible assets are as follows (in thousands):

	April 28, 2012	April 30, 2011	January 28, 2012

Amortizable intangible assets:
Carrying amount:
Trademarks, tradenames, and other intangibles	$12,533	$12,835	$12,648
Customer relationships	33,225	34,141	32,149
Total carrying amount	45,758	46,976	44,797
Accumulated amortization:
Trademarks, tradenames, and other intangibles	(8,259)	(7,870)	(8,339)
Customer relationships	(4,838)	(2,099)	(4,005)
Total accumulated amortization	(13,097)	(9,969)	(12,344)
Total amortizable intangible assets, net	32,661	37,007	32,453
Infinite-lived intangible assets:
Trademarks	1,300	1,336	1,258
Total intangible assets, net	$33,961	$38,343	$33,711

The pretax amortization expense associated with intangible assets subject to amortization totaled approximately $0.8 million and $0.9 million for the quarter ended April 28, 2012 and April 30, 2011, respectively, and approximately $3.4 million for the year ended January 28, 2012.  Pretax amortization associated with intangible assets subject to amortization at April 28, 2012 is estimated to be $2.4 million for the remainder of fiscal year 2012, $3.2 million for fiscal year 2013 and $3.1 million for each of the fiscal years 2014, 2015 and 2016.

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

There were no transfers into or out of Level 1 and Level 2 during the quarter ended April 28, 2012 or April 30, 2011, respectively, or during the year ended January 28, 2012.

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

	Fair Value Measurements at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At April 28, 2012-
Assets:
Cash equivalents	$20,027	$—	$—	$20,027
Liabilities:
Derivative financial instruments	$—	$548	$—	$548

At January 28, 2012-
Assets:
Cash equivalents	$20,017	$—	$—	$20,017
Derivative financial instruments	$—	$14	$—	$14
Liabilities:
Derivative financial instruments	$—	$142	$—	$142

At April 30, 2011-
Assets:
Derivative financial instruments	$—	$207	$—	$207
Liabilities:
Derivative financial instruments	$—	$1,371	$—	$1,371

Cash equivalents consist of money market instruments that have original maturities of three months or less.  The carrying value of cash equivalents approximates fair value due to the highly liquid and short-term nature of these instruments.

Derivative financial instruments are comprised of foreign currency forward exchange contracts primarily entered into to minimize our foreign currency exposure related to forecasted purchases of certain inventories denominated in a currency different from the operating entity’s functional currency.  Our derivative financial instruments are recorded in the condensed consolidated balance sheets at fair value based upon observable market inputs.  Derivative financial instruments in an asset position are included within other current assets in the condensed consolidated balance sheets. Derivative financial instruments in a liability position are included within accrued expenses and other current liabilities in the condensed consolidated balance sheets.  Refer to Note 11 for further information regarding our derivative instruments.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets and Liabilities that are Measured at Fair Value on a Non-Recurring Basis

Long-lived assets, such as property and equipment and identifiable intangibles with finite useful lives, are periodically evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the asset carrying amount exceeds its fair value, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset.  The fair values of long-lived assets held-for-use are based on our own judgments about the assumptions that market participants would use in pricing the asset and on observable market data, when available.  We classify these measurements as Level 3 within the fair value hierarchy.  No impairment charges were recorded for the carrying value of long-lived assets during the first quarter of 2012 or 2011.

Fair Value of Financial Instruments

Our financial instruments, other than those presented in the disclosures above, consist of cash, accounts receivable, accounts payable and accrued expenses and other current liabilities.  Management estimates that, as of April 28, 2012, April 30, 2011 and January 28, 2012, the carrying value of cash, accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their fair value due to the highly liquid or short-term nature of these instruments.

11.  Derivative Financial Instruments

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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The tables below disclose the fair value of the derivative financial instruments included in the condensed consolidated balance sheets as of April 28, 2012, January 28, 2012 and April 30, 2011 (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:

At April 28, 2012-	Other current		Accrued expenses and
Foreign exchange forward contracts	assets	$—	other current liabilities	$548

At January 28, 2012-	Other current		Accrued expenses and
Foreign exchange forward contracts	assets	$14	other current liabilities	$142

At April 30, 2011-	Other current		Accrued expenses and
Foreign exchange forward contracts	assets	$207	other current liabilities	$1,371

At April 28, 2012, we had 12 contracts to purchase euros for an aggregate notional amount of US$1.4 million maturing in various increments at various dates through August 2012, 11 contracts to purchase United States dollars (“USD”) for an aggregate notional amount of Canadian dollars (“CAD”) $5.0 million maturing in various increments at various dates through August 2012 and 15 contracts to purchase USD for an aggregate notional amount of pounds Sterling (“GBP”) £10.9 million maturing in various increments at various dates through August 2012.  For the quarter ended April 28, 2012, we recognized a net pre-tax loss of $0.8 million in cost of sales in the condensed consolidated statement of earnings for our derivative financial instruments not designated as cash flow hedges.

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

At April 30, 2011, we had six contracts to purchase euros for an aggregate notional amount of US$3.0 million maturing in various increments at various dates through October 2011, two contracts to purchase USD for an aggregate notional amount of CAD $0.2 million maturing in various increments at various dates through May 2011 and 60 contracts to purchase USD for an aggregate notional amount of GBP £21.7 million maturing in various increments at various dates through November 2011.  For the quarter ended April 30, 2011, we recognized a net pre-tax loss of $0.8 million in cost of sales in the condensed consolidated statement of earnings for our derivative financial instruments not designated as cash flow hedges.

We had no derivative financial instruments with credit-risk-related contingent features underlying the agreements as of April 28, 2012, January 28, 2012 or April 30, 2011, respectively.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.  Segment Reporting

The Company’s operations are conducted in two reportable segments, retail and corporate apparel, based on the way we manage, evaluate and internally report our business activities.

The retail segment includes the results from our four retail merchandising brands: Men’s Wearhouse, Men’s Wearhouse and Tux, K&G and Moores Clothing for Men (“Moores”).  These four brands are operating segments that have been aggregated into the retail reportable segment based on their similar economic characteristics, products, production processes, target customers and distribution methods.  MW Cleaners is also aggregated in the retail segment as these operations have not had a significant effect on the revenues or expenses of the Company.  Specialty apparel merchandise offered by our four retail merchandising concepts includes suits, suit separates, sport coats, slacks, sportswear, outerwear, dress shirts, shoes and accessories for men.  Ladies’ career apparel, sportswear and accessories, including shoes, and children’s apparel is offered at most of our K&G stores and tuxedo rentals are offered at our Men’s Wearhouse, Men’s Wearhouse and Tux and Moores retail stores.

The corporate apparel segment includes the results from our corporate apparel and uniform operations conducted by Twin Hill in the United States and Dimensions and Alexandra in the UK.  The two corporate apparel and uniform concepts are operating segments that have been aggregated into the reportable corporate apparel segment based on their similar economic characteristics, products, production processes, target customers and distribution methods.  The corporate apparel segment provides corporate clothing uniforms and workwear to workforces.

Operating income is the primary measure of profit we use to make decisions on allocating resources to our operating segments and to assess the operating performance of each operating segment.  It is defined as income before interest expense, interest income, income taxes and noncontrolling interest.  Corporate expenses and assets are allocated to the retail segment.

Net sales by brand and reportable segment are as follows (in thousands):

	For the Quarter Ended
	April 28, 2012	April 30, 2011
Net sales:
MW (1)	$371,468	$354,671
K&G	103,092	106,749
Moores	55,478	53,180
MW Cleaners	6,654	6,111
Total retail segment	536,692	520,711

Twin Hill	7,065	5,715
Dimensions and Alexandra (UK)	42,817	53,958
Total corporate apparel segment	49,882	59,673

Total net sales	$586,574	$580,384

(1)  MW includes Men’s Wearhouse and Men’s Wearhouse and Tux stores.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth supplemental products and services sales information for the Company (in thousands):

	For the Quarter Ended
	April 28, 2012	April 30, 2011
Net sales:
Men’s tailored clothing product	$230,280	$229,203
Men’s non-tailored clothing product	166,888	158,283
Ladies’ clothing product	23,301	22,775
Total retail clothing product	420,469	410,261

Tuxedo rental services	78,489	73,141

Alteration services	31,080	31,198
Retail dry cleaning services	6,654	6,111
Total alteration and other services	37,734	37,309

Corporate apparel clothing product	49,882	59,673

Total net sales	$586,574	$580,384

Operating income (loss) by reportable segment and the reconciliation to earnings before income taxes is as follows (in thousands):

	For the Quarter Ended
	April 28, 2012	April 30, 2011
Operating income (loss):
Retail	$43,367	$44,897
Corporate apparel	(2,420)	(1,260)
Operating income	40,947	43,637
Interest income	128	44
Interest expense	(433)	(312)
Earnings before income taxes	$40,642	$43,369

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

For supplemental information, it is suggested that “Management’s Discussion and Analysis of Financial Condition and Results of Operations” be read in conjunction with the corresponding section included in our Annual Report on Form 10-K for the year ended January 28, 2012.  References herein to years are to our 52-week or 53-week fiscal year which ends on the Saturday nearest January 31 in the following calendar year.  For example, references to “2012” mean the 53-week fiscal year ending February 2, 2013.

Our operations are conducted in two reportable segments, retail and corporate apparel, based on the way we manage, evaluate and internally report our business activities.

The Company conducts its retail segment as a specialty apparel retailer offering suits, suit separates, sport coats, slacks, sportswear, outerwear, dress shirts, shoes and accessories for men and tuxedo rentals.  We offer our products and services through multiple brands and channels including The Men’s Wearhouse, Men’s Wearhouse and Tux, K&G, Moores Clothing for Men (“Moores”) and on the internet at www.menswearhouse.com and www.kgstores.com.  Our stores are located throughout the United States and Canada and carry a wide selection of brand name and private label merchandise.  In addition, we offer our customers a variety of services, including alterations and our loyalty program, and most of our K&G stores offer ladies’ career apparel, sportswear, accessories and shoes and children’s apparel.  MW Cleaners is also aggregated in the retail segment as these operations have not had a significant effect on the revenues or expenses.  MW Cleaners conducts retail dry cleaning and laundry operations in the Houston, Texas area.

The corporate apparel segment includes the results from our corporate apparel and uniform operations conducted by Twin Hill in the United States and by Dimensions and Alexandra in the United Kingdom.  Refer to Note 12 of Notes to Condensed Consolidated Financial Statements for additional information and disclosures regarding our reportable segments and the discussion included in “Results of Operations” below.

Overview

We had revenues of $586.6 million, gross margin of $254.0 million and net earnings attributable to common shareholders of $26.9 million for the quarter ended April 28, 2012, compared to revenues of $580.4 million, gross margin of $246.6 million and net earnings attributable to common shareholders of $27.4 million for the quarter ended April 30, 2011.  We increased our revenues by $6.2 million or 1.1% and our gross margin by $7.4 million or 3.0%, while net earnings attributable to common shareholders declined by $0.5 million or 2.0%.

The following table presents information with respect to retail apparel stores in operation during each of the respective fiscal periods:

	For the Quarter Ended		For the Year Ended
	April 28, 2012	April 30, 2011	January 28, 2012

Stores open at beginning of period:	1,166	1,192	1,192
Opened	4	3	25
Closed	(8)	(8)	(51)
Stores open at end of period	1,162	1,187	1,166

Stores open at end of period:
Men’s Wearhouse	611	587	607
Men’s Wearhouse & Tux	336	382	343
K&G	98	101	99
Moores	117	117	117
	1,162	1,187	1,166

During the first quarter of 2012, we opened four Men’s Wearhouse stores and closed eight stores (one K&G store and seven Men’s Wearhouse & Tux stores), of which seven had reached the end of their lease terms.

Our sales and net earnings are subject to seasonal fluctuations.  In most years, a greater portion of our net retail clothing sales have been generated during the fourth quarter of each year when holiday season shopping peaks.  In addition, our tuxedo rental revenues are heavily concentrated in the second quarter while the fourth quarter is considered the seasonal low point.  With respect to corporate apparel sales and operating results, seasonal fluctuations are not significant but customer decisions to rebrand or revise their corporate wear programs can cause significant variations in period results.  Because of these fluctuations in our sales, results for any quarter are not necessarily indicative of the results that may be achieved for the full year.  Additionally, U.S. and global economic conditions that impact consumer confidence and the level of consumer discretionary spending also impact our operating results.

Results of Operations

For the Quarter Ended April 28, 2012 compared to the Quarter Ended April 30, 2011

The following table sets forth the Company’s results of operations expressed as a percentage of net sales for the periods indicated:

	For the Quarter Ended (1)
	April 28,	April 30,
	2012	2011
Net sales:
Retail clothing product	71.7%	70.7%
Tuxedo rental services	13.4	12.6
Alteration and other services	6.4	6.4
Total retail sales	91.5	89.7
Corporate apparel clothing product sales	8.5	10.3
Total net sales	100.0%	100.0%
Cost of sales (2):
Retail clothing product	44.9	45.7
Tuxedo rental services	14.0	13.4
Alteration and other services	73.0	70.5
Occupancy costs	12.8	12.9
Total retail cost of sales	55.1	55.8
Corporate apparel clothing product cost of sales	73.5	72.2
Total cost of sales	56.7	57.5
Gross margin (2):
Retail clothing product	55.1	54.3
Tuxedo rental services	86.0	86.6
Alteration and other services	27.0	29.5
Occupancy costs	(12.8)	(12.9)
Total retail gross margin	44.9	44.2
Corporate apparel clothing product gross margin	26.5	27.8
Total gross margin	43.3	42.5
Selling, general and administrative expenses	36.3	35.0
Operating income	7.0	7.5
Interest income	0.0	0.0
Interest expense	(0.1)	(0.1)
Earnings before income taxes	6.9	7.5
Provision for income taxes	2.4	2.8
Net earnings including noncontrolling interest	4.5	4.7
Net loss attributable to noncontrolling interest	0.1	0.0
Net earnings attributable to common shareholders	4.6%	4.7%

(1)             Percentage line items may not sum to totals due to the effect of rounding.

(2)             Calculated as a percentage of related sales.

Total retail sales increased $16.0 million, or 3.1%, to $536.7 million due mainly to a $10.2 million increase in retail clothing product revenues and a $5.3 million increase in tuxedo rental services revenues.  These increases are attributable to the following:

(in millions)	Amount Attributed to
$11.6	Increase in comparable sales.
8.7	Increase from net sales of stores opened in 2011, relocated stores and expanded stores not yet included in comparable sales.
1.2	Increase in e-commerce, alteration and other services sales.
0.8	Increase in net sales from four new stores opened in 2012.
(5.1)	Decrease in net sales resulting from closed stores.
(1.2)	Decrease in net sales resulting from change in U.S./Canadian dollar exchange rate.
$16.0	Increase in total retail sales.

Comparable store sales (which are calculated by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period) increased 3.8% at Men’s Wearhouse/Men’s Wearhouse and Tux, increased 7.1% at Moores and decreased 4.0% at K&G.  The increase at Men’s Wearhouse/Men’s Wearhouse and Tux resulted from increased average unit retails (net selling prices) that more than offset decreases in the units sold per transaction and the average number of transactions per store.  The increase at Moores was driven by increased average unit retails and increased units sold per transaction that more than offset a decrease in the average number of transactions per store.  The decrease at K&G was due to decreased average unit retails that more than offset increases in units sold per transaction and the average number of transactions per store.  Tuxedo rental service revenues increased primarily due to increased unit rentals in the U.S.

Total corporate apparel clothing product sales decreased $9.8 million.  UK corporate apparel sales decreased $11.1 million due mainly to the absence in 2012 of new programs by several customers which occurred in the first quarter of 2011.  U.S. corporate apparel sales increased $1.3 million due primarily to increased sales from a customer program and increased catalog sales.

The Company’s gross margin was as follows:

	For the Quarter Ended
	April 28,	April 30,
	2012	2011
Gross margin (in thousands)	$254,049	$246,633

Gross margin as a percentage of related sales:
Retail gross margin:
Clothing product	55.1%	54.3%
Tuxedo rental services	86.0%	86.6%
Alteration and other services	27.0%	29.5%
Occupancy costs	(12.8)%	(12.9)%
Total retail gross margin	44.9%	44.2%

Corporate apparel clothing product gross margin	26.5%	27.8%

Total gross margin	43.3%	42.5%

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

In the retail segment, total gross margin as a percentage of related sales increased from 44.2% in the first quarter of 2011 to 44.9% in the first quarter of 2012.  On an absolute dollar basis, total retail segment gross margin increased $10.8 million or 4.7% from the same prior year quarter to $240.8 million in the first quarter of 2012.  Retail clothing product gross margin increased from 54.3% in the first quarter of 2011 to 55.1% in the first quarter of 2012 due primarily to increased average unit retails. The gross margin for alteration and other services decreased from 29.5% in the first quarter of 2011 to 27.0% in the first quarter of 2012 mainly as a result of increased payroll related costs.  Occupancy costs, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, decreased slightly from 12.9% in the first quarter of 2011 to 12.8% in the first quarter of 2012.  On an absolute dollar basis, occupancy costs increased $1.5 million primarily due to higher rent and depreciation expense.

In the corporate apparel segment, total gross margin as a percentage of related sales decreased from 27.8% in the first quarter of 2011 to 26.5% in the first quarter of 2012 mainly as a result of the decreased new program sales by our UK-based operations.  On an absolute dollar basis, corporate apparel gross margin decreased $3.3 million.

Selling, general and administrative expenses (“SG&A”) increased to $213.1 million in the first quarter of 2012 from $203.0 million in the first quarter of 2011, an increase of $10.1 million or 5.0%.  As a percentage of total net sales, these expenses increased from 35.0% in the first quarter of 2011 to 36.3% in the first quarter of 2012.  The components of this 1.3% net increase in SG&A expenses as a percentage of total net sales and the related absolute dollar changes were as follows:

%	Attributed to
0.3

Increase in advertising expense as a percentage of sales from 3.0% in the first quarter of 2011 to 3.3% in the first quarter of 2012. On an absolute dollar basis, advertising expense increased $1.6 million.

0.4

Increase in store salaries as a percentage of sales from 12.7% in the first quarter of 2011 to 13.1% in the first quarter of 2012. Store salaries on an absolute dollar basis increased $3.6 million primarily due to increased store sales support salaries and increased commissions associated with increased retail sales.

0.6

Increase in other SG&A expenses as a percentage of sales from 19.3% in the first quarter of 2011 to 19.9% in the first quarter of 2012. On an absolute dollar basis, other SG&A expenses increased $4.9 million primarily due to increased payroll related costs and increased expenses associated with increased retail sales.

1.3%	Total

In the retail segment, SG&A expenses as a percentage of related net sales increased from 35.6% in the first quarter of 2011 to 36.8% in the first quarter of 2012.  On an absolute dollar basis, retail segment SG&A expenses increased $12.3 million primarily due to increased advertising expense, stores salaries, payroll related costs and expenses associated with increased retail sales.

In the corporate apparel segment, SG&A expenses as a percentage of related net sales increased from 29.9% in the first quarter of 2011 to 31.4% in the first quarter of 2012.  On an absolute dollar basis, corporate apparel segment SG&A expenses decreased $2.2 million primarily due to reduced UK operating expenses following the consolidation of Dimensions and Alexandra distribution facilities and supporting service functions and the absence in the first quarter of 2012 of $0.7 million in integration costs associated with our 2010 UK acquisitions.

Corporate apparel segment operating loss of $2.4 million for the first quarter of 2012 includes $1.7 million of operating losses in the UK and $0.7 million of operating losses in the U.S.

Our effective income tax rate was 34.6% for the first quarter of fiscal 2012 and 37.3% for the first quarter of fiscal 2011.  The effective tax rate for the first quarter of fiscal 2012 was lower than the statutory U.S. federal rate of 35% due to the favorable tax rate effects from net permanent book-to-tax adjustments and lower foreign statutory tax rates imposed on our foreign operations, offset partially by the effect of state income taxes.  The effective tax rate for the first quarter of fiscal 2011 was higher than the statutory U.S. federal rate of 35% due mainly to state income taxes, offset partially by lower foreign statutory tax rates imposed on our foreign operations.

These factors resulted in net earnings attributable to common shareholders of $26.9 million or 4.6% of net sales for the first quarter of 2012, compared with net earnings of $27.4 million or 4.7% of net sales for the first quarter of 2011.

Liquidity and Capital Resources

At April 28, 2012, January 28, 2012 and April 30, 2011, cash and cash equivalents totaled $118.7 million, $125.3 million and $145.7 million, respectively, and  working capital was $521.7 million, $544.1 million and $482.1 million, respectively.  Our primary sources of working capital are cash flows from operations and borrowings under our Credit Agreement (as defined below).  The $22.4 million decrease in working capital at April 28, 2012 compared to January 28, 2012 was due mainly to purchases of treasury stock made during the first quarter of 2012.

Credit Facilities

We have a revolving credit facility with a group of banks (the “Credit Agreement”) that provides for a total senior revolving credit facility of $200.0 million, with increases to $300.0 million upon additional lender commitments, that matures on January 26, 2016.  The Credit Agreement is secured by the stock of certain of our subsidiaries.  The Credit Agreement has several borrowing and interest rate options including the following indices:  (i) adjusted LIBO rate, (ii) adjusted EURIBO rate, (iii) CDO rate, (iv) Canadian prime rate or (v) an alternate base rate (equal to the greater of the prime rate, the federal funds rate plus 0.5% or the adjusted LIBO rate for a one month period plus 1.0%).  Advances under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin up to 2.75%.  The Credit Agreement also provides for fees applicable to amounts available to be drawn under outstanding letters of credit which range from 2.00% to 2.75%, and a fee on unused commitments which ranges from 0.35% to 0.50%.  As of April 28, 2012, there were no borrowings outstanding under the Credit Agreement.

The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain certain financial ratios.  The restrictive provisions in the Credit Agreement reflect an overall covenant structure that is generally representative of a commercial loan made to an investment-grade company.  Our debt, however, is not rated and we have not sought, and are not seeking, a rating of our debt.  We were in compliance with the covenants in the Credit Agreement as of April 28, 2012.

We utilize letters of credit primarily to secure inventory purchases and as collateral for workers compensation claims.  At April 28, 2012, letters of credit totaling approximately $23.3 million were issued and outstanding.  Borrowings available under our Credit Agreement at April 28, 2012 were $176.7 million.

Cash flow activities

Operating activities — Our primary source of operating cash flow is from sales to our customers.  Our primary uses of cash include clothing product inventory and tuxedo rental product purchases, personnel related expenses, occupancy costs, advertising costs and income tax payments.  Our operating activities provided net cash of $65.3 million in the first quarter of 2012, due mainly to net earnings, adjusted for non-cash charges, and an increase in accounts payable, accrued expenses and other current liabilities, offset by increases in accounts receivable, inventories and tuxedo rental product.  During the first quarter of 2011, our operating activities provided net cash of $79.0 million, due mainly to net earnings, adjusted for non-cash charges, a decrease in other assets and an increase in accounts payable, accrued expenses and other current liabilities, offset by increases in accounts receivable, inventories and tuxedo rental product.  The increase in accounts receivable in the first quarter of 2012 and 2011 was due mainly to the seasonal increase at quarter end for receivables from third-party credit card providers for prom and other tuxedo rentals.  The increase in inventories during the first quarter of 2012 and 2011 was primarily due to our usual inventory replenishment following the holiday shopping season.  Tuxedo rental product increased in each of the periods to support the continued growth of our tuxedo rental business and to replenish product offerings.  The increase in accounts payable, accrued expenses and other current liabilities in the first quarter of 2012 and 2011 was primarily due to the timing of vendor payments for inventory and tuxedo product purchases and the seasonal increase in tuxedo rental deposits.  The decrease in other assets in the first quarter of 2011 was due mainly to a decrease in deferred tax assets.

Investing activities — Our cash outflows from investing activities are primarily for capital expenditures.  During the first quarter of 2012 and 2011, our investing activities used net cash of $30.7 million and $14.3 million, respectively, for capital expenditures.  Our capital expenditures relate to costs incurred for stores opened, remodeled or relocated during the period or under construction at the end of the period, office and distribution facility additions, infrastructure technology investments, investments in our corporate uniform program and, in 2012, investments in other corporate assets.

Financing activities — Our cash outflows from financing activities consist primarily of cash dividend payments and purchases of treasury shares, while cash inflows from financing activities consist primarily of proceeds from the issuance of common stock.  During the first quarter of 2012, our financing activities used net cash of $42.0 million due mainly to the purchase of treasury shares of $33.9 million and cash dividends paid of $9.4 million, offset by $3.2 million proceeds from the issuance of common stock.  Our financing activities used net cash of $56.1 million for the first quarter of 2011, due mainly to the purchase of treasury shares of $49.0 million and cash dividends paid of $6.4 million, offset by $1.5 million proceeds from the issuance of common stock.

Share repurchase program — In January 2011, the Board of Directors approved a $150.0 million share repurchase program of our common stock, which amended and increased the Company’s then existing $100.0 million share repurchase program authorized in August 2007.

During the first quarter of 2011, 1,822,340 shares at a cost of $48.8 million were repurchased at an average price per share of $26.78 under the January 2011 authorization.  During the first quarter of 2012, 861,484 shares at a cost of $33.6 million were repurchased at an average price per share of $39.01 under the January 2011 authorization.   At April 28, 2012, the remaining balance available under the January 2011 authorization was $52.6 million.

During the first quarter of 2012 and 2011, 7,041 shares and 7,132 shares, respectively, at a cost of $0.3 million and $0.2 million, respectively, were repurchased at an average price per share of $37.28 and $27.77, respectively, in private transactions to satisfy tax withholding obligations arising upon the vesting of certain restricted stock.

The following table summarizes our treasury stock repurchases (in thousands, except share data and average price per share):

	For the Quarter Ended
	April 28, 2012	April 30, 2011

Shares repurchased	868,525	1,829,472
Total costs	$33,866	$48,999
Average price per share	$38.99	$26.78

Dividends  —  Cash dividends paid were approximately $9.4 million and $6.4 million for the quarter ended April 28, 2012 and April 30, 2011, respectively.

In March 2012, our Board of Directors declared a quarterly cash dividend of $0.18 per share payable on June 22, 2012 to shareholders of record at close of business on June 12, 2012.  The dividend payout is estimated to be approximately $9.3 million and is included in accrued expenses and other current liabilities on the condensed consolidated balance sheet as of April 28, 2012.

Future sources and uses of cash

Our primary uses of cash are to finance working capital requirements of our operations.  In addition, we will use cash to fund capital expenditures, income tax and dividend payments, operating leases and various other commitments and obligations, as they arise.

Capital expenditures are anticipated to be in the range of $113.0 to $120.0 million for 2012.  This amount includes the anticipated costs of opening approximately 29 new Men’s Wearhouse stores, three new Moores stores and one new K&G store in 2012.  This amount also includes the $13.4 million purchase, completed in June 2012, of approximately 7.7 acres with three buildings (total square footage 115,737) in Fremont, California to be utilized for offices, as we consolidate our California office locations.  The balance of the capital expenditures for 2012 will be used for telecommunications, point-of-sale and other computer equipment and systems, store relocations, remodeling and expansion, distribution and office facilities and investment in other corporate assets.  The actual amount of future capital expenditures will depend in part on the number of new stores opened and the terms on which new stores are leased, as well as on industry trends consistent with our anticipated operating plans.

Current domestic and global economic conditions, including high unemployment levels, reduced public sector spending and constrained credit markets, could negatively affect our future operating results as well as our existing cash and cash equivalents balances.  In addition, conditions in the financial markets could limit our access to additional capital resources, if needed, and could increase associated costs.  We believe based on our current business plan that our existing cash and cash flows from operations will be sufficient to fund our planned store openings, relocations and remodelings, other capital expenditures and operating cash requirements, and that we will be able to maintain compliance with the covenants in our Credit Agreement for at least the next 12 months.  Borrowings available under our Credit Agreement were $176.7 million as of April 28, 2012.

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

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires the appropriate application of accounting policies in accordance with generally accepted accounting principles.  In many instances, this also requires management to make estimates and assumptions about future events that affect the amounts and disclosures included in our financial statements.  We base our estimates on historical experience and various assumptions that we believe are reasonable under our current business model.  However, because future events and conditions and their effects cannot be determined with certainty, actual results will differ from our estimates and such differences could be material to our financial statements.  There have been no significant changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in foreign currency exchange rates and changes in interest rates.  There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the year ended January 28, 2012.  Refer to Notes 10 and 11 of Notes to Condensed Consolidated Financial Statements contained herein for disclosures on our investments and derivative financial instruments and Note 3 of Notes to Condensed Consolidated Financial Statements contained herein for disclosures regarding our Credit Agreement.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended April 28, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

We are involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of our business.  Management does not believe that any of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A — RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Item 1A contained in Part I of our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)   The following table presents information with respect to purchases of common stock of the Company made during the quarter ended April 28, 2012 as defined by Rule 10b-18(a)(3) under the Exchange Act:

(c)
				Total	(d)
				Number of	Approximate
				Shares	Dollar Value of
				Purchased	Shares that
				as Part of	May Yet Be
	(a)		(b)	Publicly	Purchased
	Total Number		Average	Announced	Under the
	of Shares		Price Paid	Plans or	Plans or
Period	Purchased		Per Share	Programs	Programs
(In thousands)
(2)
January 29, 2012 through February 25, 2012	107,041	(1)	$38.79	100,000	$82,320
February 26, 2012 through March 31, 2012	761,484		$39.02	761,484	$52,606
April 1, 2012 through April 28, 2012	—		$—	—	$52,606
Total	868,525		$38.99	861,484	$52,606

(1)  Shares repurchased include 7,041 shares at a cost of $0.3 million repurchased at an average price per share of $37.28 to satisfy tax withholding obligations arising upon the vesting of certain restricted shares.

(2)  Refer to Note 7 of Notes to Condensed Consolidated Financial Statements for information regarding our share repurchase program.

ITEM 6 - EXHIBITS

(a)    Exhibits.

Exhibit Number		Exhibit Index

10.1	—

The Men’s Wearhouse, Inc. 2004 Long-Term Incentive Plan Subplan for UK Employees (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 29, 2012).

10.2	—

Second Amendment to The Men’s Wearhouse, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 20, 2012).

10.3	—

Forms of Deferred Stock Unit Award Agreement, Restricted Stock Award Agreement and Nonqualified Stock Option Award Agreement (each for named executive officers) under The Men’s Wearhouse, Inc. 2004 Long-Term Incentive Plan(incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 20, 2012).

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

The following financial information from The Men’s Wearhouse, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 28, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Other Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, The Men’s Wearhouse, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 7, 2012	THE MEN’S WEARHOUSE, INC.

	By	/s/ NEILL P. DAVIS
Neill P. Davis
Executive Vice President, Chief Financial Officer, Treasurer and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number		Exhibit Index

10.1	—

The Men’s Wearhouse, Inc. 2004 Long-Term Incentive Plan Subplan for UK Employees (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 29, 2012).

10.2	—

Second Amendment to The Men’s Wearhouse, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 20, 2012).

10.3	—

Forms of Deferred Stock Unit Award Agreement, Restricted Stock Award Agreement and Nonqualified Stock Option Award Agreement (each for named executive officers) under The Men’s Wearhouse, Inc. 2004 Long-Term Incentive Plan(incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 20, 2012).

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

The following financial information from The Men’s Wearhouse, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 28, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.