Form 10-Q
period 2012-07-28
MENS WEARHOUSE INC
filed 2012-09-06
CIK 884217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  July 28, 2012

or

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

The number of shares of common stock of the Registrant, par value $.01 per share, outstanding at August 28, 2012 was 50,729,447 excluding 21,570,052 shares classified as Treasury Stock.

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

PART I.  FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GENERAL INFORMATION

The condensed consolidated financial statements herein include the accounts of The Men’s Wearhouse, Inc. and its subsidiaries and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  As applicable under such regulations, certain information and footnote disclosures have been condensed or omitted.  We believe that the presentation and disclosures herein are adequate to make the information not misleading, and the condensed consolidated financial statements reflect all elimination entries and normal recurring adjustments which are necessary for a fair statement of the results for the three and six months ended July 28, 2012 and July 30, 2011.

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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 28, 2012	July 30, 2011	January 28, 2012
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$106,399	$162,301	$125,306
Accounts receivable, net	69,622	65,289	56,669
Inventories	577,078	547,899	572,502
Other current assets	70,786	66,087	70,906

Total current assets	823,885	841,576	825,383

PROPERTY AND EQUIPMENT, net	383,015	337,517	355,717

TUXEDO RENTAL PRODUCT, net	116,586	88,786	99,814
GOODWILL	87,672	90,251	87,782
INTANGIBLE ASSETS, net	32,093	36,839	33,711
OTHER ASSETS	4,748	10,424	3,545

TOTAL ASSETS	$1,447,999	$1,405,393	$1,405,952

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$119,433	$130,068	$123,445
Accrued expenses and other current liabilities	161,850	151,754	154,395
Income taxes payable	728	23,994	3,435

Total current liabilities	282,011	305,816	281,275

DEFERRED TAXES AND OTHER LIABILITIES	98,401	71,864	92,858

Total liabilities	380,412	377,680	374,133

COMMITMENTS AND CONTINGENCIES (Note 3 and Note 13)

EQUITY:
Preferred stock	—	—	—
Common stock	722	715	718
Capital in excess of par	372,601	351,181	362,735
Retained earnings	1,163,324	1,074,942	1,095,535
Accumulated other comprehensive income	36,302	49,327	36,921
Treasury stock, at cost	(517,894)	(461,760)	(476,749)

Total equity attributable to common shareholders	1,055,055	1,014,405	1,019,160

Noncontrolling interest	12,532	13,308	12,659

Total equity	1,067,587	1,027,713	1,031,819

TOTAL LIABILITIES AND EQUITY	$1,447,999	$1,405,393	$1,405,952

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net sales:
Retail clothing product	$413,024	$401,789	$833,493	$812,050
Tuxedo rental services	154,124	148,267	232,613	221,408
Alteration and other services	37,540	35,978	75,274	73,287
Total retail sales	604,688	586,034	1,141,380	1,106,745
Corporate apparel clothing product sales	57,614	69,495	107,496	129,168
Total net sales	662,302	655,529	1,248,876	1,235,913

Cost of sales:
Retail clothing product	184,038	178,896	372,644	366,269
Tuxedo rental services	21,235	20,162	32,248	29,969
Alteration and other services	28,145	27,382	55,703	53,683
Occupancy costs	69,367	68,410	138,065	135,581
Total retail cost of sales	302,785	294,850	598,660	585,502
Corporate apparel clothing product cost of sales	39,260	51,434	75,910	94,533
Total cost of sales	342,045	346,284	674,570	680,035

Gross margin:
Retail clothing product	228,986	222,893	460,849	445,781
Tuxedo rental services	132,889	128,105	200,365	191,439
Alteration and other services	9,395	8,596	19,571	19,604
Occupancy costs	(69,367)	(68,410)	(138,065)	(135,581)
Total retail gross margin	301,903	291,184	542,720	521,243
Corporate apparel clothing product gross margin	18,354	18,061	31,586	34,635
Total gross margin	320,257	309,245	574,306	555,878

Selling, general and administrative expenses	228,667	220,227	441,769	423,223
Operating income	91,590	89,018	132,537	132,655

Interest income	143	114	271	158
Interest expense	(508)	(343)	(941)	(655)
Earnings before income taxes	91,225	88,789	131,867	132,158
Provision for income taxes	31,655	31,519	45,717	47,696

Net earnings including noncontrolling interest	59,570	57,270	86,150	84,462
Net (earnings) loss attributable to noncontrolling interest	(177)	(192)	127	41

Net earnings attributable to common shareholders.	$59,393	$57,078	$86,277	$84,503

Net earnings per common share attributable to common shareholders (Note 2):
Basic	$1.16	$1.09	$1.68	$1.62
Diluted	$1.15	$1.09	$1.67	$1.61

Weighted average common shares outstanding (Note 2):
Basic	50,711	51,489	50,822	51,703
Diluted	50,932	51,792	51,084	51,994

Cash dividends declared per common share	$0.18	$0.12	$0.36	$0.24

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011

Net earnings including noncontrolling interest	$59,570	$57,270	$86,150	$84,462

Currency translation adjustments, net of tax	(8,761)	(3,697)	(619)	11,410

Comprehensive income including noncontrolling interest	50,809	53,573	85,531	95,872

Comprehensive (income) loss attributable to noncontrolling interest:
Net (earnings) loss	(177)	(192)	127	41
Currency translation adjustments, net of tax	416	231	—	(449)

Amounts attributable to noncontrolling interest	239	39	127	(408)

Comprehensive income attributable to common shareholders	$51,048	$53,612	$85,658	$95,464

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended
	July 28, 2012	July 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings including noncontrolling interest	$86,150	$84,462
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	41,775	37,805
Tuxedo rental product amortization	17,956	17,076
Loss on disposition of assets	1,434	666
Asset impairment charges	122	1,030
Share-based compensation	8,322	6,500
Excess tax benefits from share-based plans	(2,039)	(1,386)
Deferred tax provision	4,740	2,078
Deferred rent expense and other	211	863
Changes in operating assets and liabilities:
Accounts receivable	(13,006)	(3,065)
Inventories	(4,831)	(56,133)
Tuxedo rental product	(34,789)	(15,538)
Other assets	(6,816)	11,055
Accounts payable, accrued expenses and other current liabilities	8,379	14,316
Income taxes payable	(505)	22,434
Other liabilities	1,329	(147)

Net cash provided by operating activities	108,432	122,016

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(68,846)	(38,258)
Proceeds from sales of property and equipment	14	51

Net cash used in investing activities	(68,832)	(38,207)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	3,939	4,552
Cash dividends paid	(18,613)	(12,671)
Tax payments related to vested deferred stock units	(4,421)	(2,955)
Excess tax benefits from share-based plans	2,039	1,386
Repurchases of common stock	(41,296)	(48,999)

Net cash used in financing activities	(58,352)	(58,687)

Effect of exchange rate changes	(155)	808

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,907)	25,930
Balance at beginning of period	125,306	136,371

Balance at end of period	$106,399	$162,301

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

Treasury stock — Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Gains and losses on the subsequent reissuance of shares are credited or charged to paid-in capital in excess of par value using the average-cost method.

Recent Accounting Pronouncements — In July 2012, the Financial Accounting Standards Board (“FASB”) issued updated guidance regarding testing indefinite-lived intangible assets for impairment.  The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amended guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this update will only impact our testing of indefinite-lived intangible assets for impairment and will have no impact on our financial position, results of operations or cash flows.  We are currently evaluating the impact of this updated guidance on our indefinite-lived intangible assets impairment testing process.

In September 2011, the FASB issued updated guidance regarding testing goodwill for impairment.  The updated guidance will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test.  Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment.  The adoption of this update at the beginning of our 2012 fiscal year had no impact on our financial position, results of operations or cash flows but may change the way we perform our annual goodwill impairment test in the fourth quarter of 2012.

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

	For the Three Months Ended		For the Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011

Numerator
Total net earnings attributable to common shareholders	$59,393	$57,078	$86,277	$84,503
Net earnings allocated to participating securities (restricted stock and deferred stock units)	(624)	(711)	(1,101)	(978)
Net earnings attributable to common shareholders	$58,769	$56,367	$85,176	$83,525
Denominator
Basic weighted average common shares outstanding	50,711	51,489	50,822	51,703
Effect of dilutive securities:
Stock options and equity-based compensation	221	303	262	291
Diluted weighted average common shares outstanding	50,932	51,792	51,084	51,994
Net earnings per common share attributable to common shareholders:
Basic	$1.16	$1.09	$1.68	$1.62
Diluted	$1.15	$1.09	$1.67	$1.61

For the three and six months ended July 28, 2012, 0.4 million and 0.3 million anti-dilutive stock options were excluded from the calculation of diluted earnings per common share, respectively.  For the three and six months ended July 30, 2011, 0.3 million and 0.4 million anti-dilutive stock options were excluded from the calculation of diluted earnings per common share, respectively.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.  Debt

We have a revolving credit facility with a group of banks (the “Credit Agreement”) that provides for a total senior revolving credit facility of $200.0 million, with increases to $300.0 million upon additional lender commitments, that matures on January 26, 2016.  The Credit Agreement is secured by the stock of certain of our subsidiaries.  The Credit Agreement has several borrowing and interest rate options including the following indices:  (i) adjusted LIBO rate, (ii) adjusted EURIBO rate, (iii) CDO rate, (iv) Canadian prime rate or (v) an alternate base rate (equal to the greater of the prime rate, the federal funds rate plus 0.5% or the adjusted LIBO rate for a one month period plus 1.0%).  Advances under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin up to 2.75%.  The Credit Agreement also provides for fees applicable to amounts available to be drawn under outstanding letters of credit which range from 2.00% to 2.75%, and a fee on unused commitments which ranges from 0.35% to 0.50%.  As of July 28, 2012, there were no borrowings outstanding under the Credit Agreement.

The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain certain financial ratios.  The restrictive provisions in the Credit Agreement reflect an overall covenant structure that is generally representative of a commercial loan made to an investment-grade company.  Our debt, however, is not rated and we have not sought, and are not seeking, a rating of our debt.  We were in compliance with the covenants in the Credit Agreement as of July 28, 2012.

We utilize letters of credit primarily to secure inventory purchases and as collateral for workers compensation claims.  At July 28, 2012, letters of credit totaling approximately $20.8 million were issued and outstanding.  Borrowings available under our Credit Agreement at July 28, 2012 were $179.2 million.

4.  Supplemental Cash Flows

Supplemental disclosure of cash flow information is as follows (in thousands):

	For the Six Months Ended
	July 28, 2012	July 30, 2011
Cash paid for:
Interest	$734	$414
Income taxes, net	$43,429	$10,512

Schedule of noncash investing and financing activities:
Tax benefit related to share-based plans	$2,004	$1,426
Cash dividends declared	$9,214	$6,261

We had unpaid capital expenditure purchases accrued in accounts payable, accrued expenses and other current liabilities of approximately $7.9 million and $8.1 million at July 28, 2012 and July 30, 2011, respectively. Capital expenditure purchases are recorded as cash outflows from investing activities in the condensed consolidated statement of cash flows in the period they are paid.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.  Other Current Assets, Accrued Expenses and Other Current Liabilities and Deferred Taxes and Other Liabilities

Other current assets consist of the following (in thousands):

	July 28, 2012	July 30, 2011	January 28, 2012

Prepaid expenses	$35,533	$31,212	$32,266
Current deferred tax asset	22,311	28,551	29,392
Tax receivable	3,363	149	1,564
Other	9,579	6,175	7,684

Total other current assets	$70,786	$66,087	$70,906

Accrued expenses and other current liabilities consist of the following (in thousands):

	July 28, 2012	July 30, 2011	January 28, 2012

Accrued salary, bonus, sabbatical and vacation	$40,702	$40,009	$61,544
Sales, value added, payroll and property taxes payable	23,497	19,799	18,176
Accrued workers compensation and medical costs	17,884	17,292	17,590
Customer deposits, prepayments and refunds payable	38,392	36,268	17,521
Unredeemed gift certificates	12,833	12,213	14,895
Loyalty program reward certificates	7,045	6,728	6,537
Cash dividends declared	9,214	6,261	9,339
Other	12,283	13,184	8,793

Total accrued expenses and other current liabilities	$161,850	$151,754	$154,395

Deferred taxes and other liabilities consist of the following (in thousands):

	July 28, 2012	July 30, 2011	January 28, 2012
Deferred rent and landlord incentives	$50,805	$49,882	$50,953
Non-current deferred and other income tax liabilities	34,011	15,281	34,812
Other	13,585	6,701	7,093

Total deferred taxes and other liabilities	$98,401	$71,864	$92,858

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.  Equity and Noncontrolling Interest

A reconciliation of the total carrying amount of the Company’s equity accounts for the six months ended July 28, 2012 is as follows (in thousands):

	Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock, at Cost	Total Equity Attributable to Common Shareholders	Noncontrolling Interest	Total Equity

Balances — January 28, 2012	$718	$362,735	$1,095,535	$36,921	$(476,749)	$1,019,160	$12,659	$1,031,819
Net earnings (loss)	—	—	86,277	—	—	86,277	(127)	86,150
Other comprehensive income	—	—	—	(619)	—	(619)	—	(619)
Cash dividends	—	—	(18,488)	—	—	(18,488)	—	(18,488)
Share-based compensation	—	8,322	—	—	—	8,322	—	8,322
Common stock issued under share-based award plans and to stock discount plan	4	3,935	—	—	—	3,939	—	3,939
Tax payments related to vested deferred stock units	—	(4,421)	—	—	—	(4,421)	—	(4,421)
Tax benefit related to share-based plans	—	2,004	—	—	—	2,004	—	2,004
Treasury stock reissued	—	26	—	—	151	177	—	177
Repurchases of common stock	—	—	—	—	(41,296)	(41,296)	—	(41,296)
Balances — July 28, 2012	$722	$372,601	$1,163,324	$36,302	$(517,894)	$1,055,055	$12,532	$1,067,587

A reconciliation of the total carrying amount of the Company’s equity accounts for the six months ended July 30, 2011 is as follows (in thousands):

	Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock, at Cost	Total Equity Attributable to Common Shareholders	Noncontrolling Interest	Total Equity

Balances — January 29, 2011	$710	$341,663	$1,002,975	$38,366	$(412,761)	$970,953	$12,900	$983,853
Net earnings (loss)	—	—	84,503	—	—	84,503	(41)	84,462
Other comprehensive income	—	—	—	10,961	—	10,961	449	11,410
Cash dividends	—	—	(12,536)	—	—	(12,536)	—	(12,536)
Share-based compensation	—	6,500	—	—	—	6,500	—	6,500
Common stock issued under share-based award plans and to stock discount plan	5	4,547	—	—	—	4,552	—	4,552
Tax payments related to vested deferred stock units	—	(2,955)	—	—	—	(2,955)	—	(2,955)
Tax benefit related to share-based plans	—	1,426	—	—	—	1,426	—	1,426
Repurchases of common stock	—	—	—	—	(48,999)	(48,999)	—	(48,999)
Balances — July 30, 2011	$715	$351,181	$1,074,942	$49,327	$(461,760)	$1,014,405	$13,308	$1,027,713

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.    Treasury Stock

We repurchase shares of our common stock primarily through open market transactions under a $150.0 million share repurchase program authorized by our Board of Directors in January 2011.

During the first six months of fiscal 2011, 1,822,340 shares at a cost of $48.8 million were repurchased at an average price per share of $26.78 under the January 2011 authorization.  During the first six months of fiscal 2012, 1,121,484 shares at a cost of $41.0 million were repurchased at an average price per share of $36.59 under the January 2011 authorization.  At July 28, 2012, the remaining balance available under the January 2011 authorization was $45.2 million.

During the six months ended July 28, 2012 and July 30, 2011, 7,041 shares and 7,132 shares, respectively, at a cost of $0.3 million and $0.2 million, respectively, were repurchased at an average price per share of $37.28 and $27.77, respectively, in private transactions to satisfy tax withholding obligations arising upon the vesting of certain restricted stock.

The following table summarizes our common stock repurchases (in thousands, except share data and average price per share):

	For the Six Months Ended
	July 28, 2012	July 30, 2011

Shares repurchased	1,128,525	1,829,472
Total costs	$41,296	$48,999
Average price per share	$36.59	$26.78

In June 2012, 6,295 treasury shares of our common stock were reissued pursuant to a two-year services agreement with an unrelated third party.  The fair value of the common stock issued was approximately $0.2 million.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.     Share-Based Compensation Plans

We maintain several equity plans under which we may grant stock options, stock appreciation rights, restricted stock, deferred stock units and performance based awards to full-time key employees and non-employee directors.  We account for share-based awards in accordance with the FASB standard regarding share-based payments, which requires the compensation cost resulting from all share-based payment transactions be recognized in the financial statements. The amount of compensation cost is measured based on the grant-date fair value of the instrument issued and is recognized over the vesting period.  Share-based compensation expense recognized for the three and six months ended July 28, 2012 was $4.2 million and $8.3 million, respectively.  Share-based compensation expense recognized for the three and six months ended July 30, 2011 was $3.5 million and $6.5 million, respectively.

Stock Options

The following table summarizes stock option activity for the six months ended July 28, 2012:

	Shares	Weighted- Average Exercise Price
Outstanding at January 28, 2012	1,314,422	$22.61
Granted	100,349	40.13
Exercised	(143,298)	18.65
Forfeited	(7,000)	22.72
Expired	(322)	17.62
Outstanding at July 28, 2012	1,264,151	$24.45
Exercisable at July 28, 2012	703,761	$21.76

The weighted-average grant date fair value of the 100,349 stock options granted during the six months ended July 28, 2012 was $17.21 per share. The following table summarizes the weighted average assumptions used to fair value stock options at the date of grant using the Black-Scholes option pricing model for the six months ended July 28, 2012.

For the Six Months Ended July 28, 2012

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

As of  July 28, 2012, we have unrecognized compensation expense related to nonvested stock options of approximately $5.4 million which is expected to be recognized over a weighted average period of 2.2 years.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Nonvested Deferred Stock Units and Restricted Stock Shares

The following table summarizes deferred stock unit activity for the six months ended July 28, 2012:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 28, 2012	539,749	$28.10
Granted	330,284	40.13
Vested (1)	(383,588)	28.00
Forfeited	(5,894)	30.24
Nonvested at July 28, 2012	480,551	$36.43

(1) Includes 123,566 shares relinquished for tax payments related to vested deferred stock units for the six months ended July 28, 2012.

The following table summarizes restricted stock activity for the six months ended July 28, 2012:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 28, 2012	119,081	$28.45
Granted	10,962	31.92
Vested	(25,632)	27.80
Forfeited	—	—
Nonvested at July 28, 2012	104,411	$28.98

As of July 28, 2012, we have unrecognized compensation expense related to nonvested deferred stock units and shares of restricted stock of approximately $15.5 million, which is expected to be recognized over a weighted average period of 1.3 years.

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

During the six months ended July 28, 2012, employees purchased 49,724 shares under the ESDP, which had a weighted-average share price of $25.52 per share.  As of July 28, 2012, 903,378 shares were reserved for future issuance under the ESDP.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.     Goodwill and Other Intangible Assets

Goodwill

Goodwill allocated to the Company’s reportable segments and changes in the net carrying amount of goodwill for the six months ended July 28, 2012 are as follows (in thousands):

	Retail	Corporate Apparel	Total
Balance at January 28, 2012	$59,900	$27,882	$87,782
Translation adjustment	(102)	(8)	(110)
Balance at July 28, 2012	$59,798	$27,874	$87,672

Goodwill is evaluated for impairment annually as of our fiscal year end.  A more frequent evaluation is performed if events or circumstances indicate that impairment could have occurred.  Such events or circumstances could include, but are not limited to, new significant negative industry or economic trends, unanticipated changes in the competitive environment, decisions to significantly modify or dispose of operations and a significant sustained decline in the market price of our stock.  No additional impairment evaluation was considered necessary during the first six months of fiscal 2012.

Intangible Assets

The gross carrying amount and accumulated amortization of our identifiable intangible assets are as follows (in thousands):

	July 28, 2012	July 30, 2011	January 28, 2012

Amortizable intangible assets:
Carrying amount:
Trademarks, tradenames, and other intangibles	$12,432	$12,779	$12,648
Customer relationships	32,138	33,546	32,149
Total carrying amount	44,570	46,325	44,797
Accumulated amortization:
Trademarks, tradenames, and other intangibles	(8,379)	(8,031)	(8,339)
Customer relationships	(5,356)	(2,768)	(4,005)
Total accumulated amortization	(13,735)	(10,799)	(12,344)
Total amortizable intangible assets, net	30,835	35,526	32,453
Infinite-lived intangible assets:
Trademarks	1,258	1,313	1,258
Total intangible assets, net	$32,093	$36,839	$33,711

The pretax amortization expense associated with intangible assets subject to amortization totaled approximately $0.8 million for the three months ended July 28, 2012 and July 30, 2011, respectively.  The pretax amortization expense associated with intangible assets subject to amortization totaled approximately $1.6 million and $1.7 million for the six months ended July 28, 2012 and July 30, 2011, respectively, and approximately $3.4 million for the year ended January 28, 2012.  Pretax amortization associated with intangible assets subject to amortization at July 28, 2012 is estimated to be $1.7 million for the remainder of fiscal year 2012, $3.2 million for fiscal year 2013 and $3.1 million for each of the fiscal years 2014, 2015 and 2016.

10.  Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The authoritative guidance for fair value measurements establishes a three-tier fair value hierarchy, categorizing the inputs used to measure fair value.  The hierarchy can be described as follows:  Level 1 - observable inputs such as quoted prices in active markets; Level 2 - inputs other than the quoted prices in active markets that are

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

observable either directly or indirectly; and Level 3 - unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.  The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

There were no transfers into or out of Level 1 and Level 2 during the three and six months ended July 28, 2012 or July 30, 2011, respectively, or during the year ended January 28, 2012.

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

	Fair Value Measurements at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At July 28, 2012-
Assets:
Cash equivalents	$20,036	$—	$—	$20,036
Derivative financial instruments	$—	$43	$—	$43
Liabilities:
Derivative financial instruments	$—	$47	$—	$47

At January 28, 2012-
Assets:
Cash equivalents	$20,017	$—	$—	$20,017
Derivative financial instruments	$—	$14	$—	$14
Liabilities:
Derivative financial instruments	$—	$142	$—	$142

At July 30, 2011-
Assets:
Cash equivalents	$40,003	$—	$—	$40,003
Derivative financial instruments	$—	$89	$—	$89
Liabilities:
Derivative financial instruments	$—	$362	$—	$362

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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets and Liabilities that are Measured at Fair Value on a Non-Recurring Basis

Long-lived assets, such as property and equipment and identifiable intangibles with finite useful lives, are periodically evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the asset carrying amount exceeds its fair value, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset.  The fair values of long-lived assets held-for-use are based on our own judgments about the assumptions that market participants would use in pricing the asset and on observable market data, when available.  We classify these measurements as Level 3 within the fair value hierarchy.  For the three and six months ended July 28, 2012, we recorded charges for the impairment of long-lived assets of $0.1 million which is included within selling, general and administrative (“SG&A”) expenses in our condensed consolidated statement of earnings.  The asset impairment charges reduced the carrying amounts of the applicable long-lived assets, primarily leasehold improvements for certain Men’s Wearhouse and Tux stores, to their fair values of zero as of July 28, 2012.  For the three and six months ended July 30, 2011, we recorded charges for the impairment of long-lived assets of $1.0 million which is included within SG&A expenses in our condensed consolidated statement of earnings.  The asset impairment charges reduced the carrying amounts of the applicable long-lived assets, primarily leasehold improvements for certain Men’s Wearhouse and Tux stores, to their fair values of $0.1 million as of July 30, 2011.

Fair Value of Financial Instruments

Our financial instruments, other than those presented in the disclosures above, consist of cash, accounts receivable, accounts payable and accrued expenses and other current liabilities.  Management estimates that, as of July 28, 2012, July 30, 2011 and January 28, 2012, the carrying value of cash, accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their fair value due to the highly liquid or short-term nature of these instruments.

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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The tables below disclose the fair value of the derivative financial instruments included in the condensed consolidated balance sheets as of July 28, 2012, January 28, 2012 and July 30, 2011 (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
At July 28, 2012-Foreign exchange forward contracts	Other current assets	$43	Accrued expenses and other current liabilities	$47

At January 28, 2012-Foreign exchange forward contracts	Other current assets	$14	Accrued expenses and other current liabilities	$142

At July 30, 2011-Foreign exchange forward contracts	Other current assets	$89	Accrued expenses and other current liabilities	$362

At July 28, 2012, we had 10 contracts to purchase euros for an aggregate notional amount of US$0.9 million maturing in various increments at various dates through December 2012, 13 contracts to purchase United States dollars (“USD”) for an aggregate notional amount of Canadian dollars (“CAD”) $7.3 million maturing in various increments at various dates through December 2012 and 18 contracts to purchase USD for an aggregate notional amount of pounds Sterling (“GBP”) £11.8 million maturing in various increments at various dates through December 2012.  For the three and six months ended July 28, 2012, we recognized a net pre-tax gain of $0.6 million and a pre-tax loss of $0.2 million, respectively, in cost of sales in the condensed consolidated statement of earnings for our derivative financial instruments not designated as cash flow hedges.

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

At July 30, 2011, we had two contracts to purchase euros for an aggregate notional amount of US$1.0 million maturing in various increments at various dates through October 2011, six contracts to purchase USD for an aggregate notional amount of CAD $6.1 million maturing in various increments at various dates through December 2011 and 34 contracts to purchase USD for an aggregate notional amount of GBP £11.9 million maturing in various increments at various dates through November 2011.  For the three and six months ended July 30, 2011, we recognized a net pretax loss of $0.8 million and $1.5 million, respectively, in cost of sales in the condensed consolidated statement of earnings for our derivative financial instruments not designated as hedging instruments.

We had no derivative financial instruments with credit-risk-related contingent features underlying the agreements as of July 28, 2012, January 28, 2012 or July 30, 2011, respectively.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.  Segment Reporting

The Company’s operations are conducted in two reportable segments, retail and corporate apparel, based on the way we manage, evaluate and internally report our business activities.

The retail segment includes the results from our four retail merchandising brands: Men’s Wearhouse, Men’s Wearhouse and Tux, K&G and Moores Clothing for Men (“Moores”).  These four brands are operating segments that have been aggregated into the retail reportable segment based on their similar economic characteristics, products, production processes, target customers and distribution methods.  MW Cleaners is also aggregated in the retail segment as these operations have not had a significant effect on the revenues or expenses of the Company.  Specialty apparel merchandise offered by our four retail merchandising concepts includes suits, suit separates, sport coats, slacks, sportswear, outerwear, dress shirts, shoes and accessories for men.  Ladies’ career apparel, sportswear, accessories and shoes and children’s apparel is offered at most of our K&G stores.  Tuxedo rentals are offered at our Men’s Wearhouse, Men’s Wearhouse and Tux and Moores retail stores.

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

Net sales by brand and reportable segment are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net sales:
MW (1)	$429,513	$407,025	$800,981	$761,696
K&G	89,995	92,528	193,087	199,277
Moores	78,361	80,327	133,839	133,507
MW Cleaners	6,819	6,154	13,473	12,265
Total retail segment	604,688	586,034	1,141,380	1,106,745

Twin Hill	6,218	6,267	13,283	11,982
Dimensions and Alexandra (UK)	51,396	63,228	94,213	117,186
Total corporate apparel segment	57,614	69,495	107,496	129,168

Total net sales	$662,302	$655,529	$1,248,876	$1,235,913

(1)  MW includes Men’s Wearhouse and Men’s Wearhouse and Tux stores.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth supplemental products and services sales information for the Company (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net sales:
Men’s tailored clothing product	$227,664	$224,533	$457,944	$453,736
Men’s non-tailored clothing product	165,836	158,407	332,724	316,690
Ladies’ clothing product	19,524	18,849	42,825	41,624
Total retail clothing product	413,024	401,789	833,493	812,050

Tuxedo rental services	154,124	148,267	232,613	221,408

Alteration services	30,721	29,824	61,801	61,022
Retail dry cleaning services	6,819	6,154	13,473	12,265
Total alteration and other services	37,540	35,978	75,274	73,287

Corporate apparel clothing product	57,614	69,495	107,496	129,168

Total net sales	$662,302	$655,529	$1,248,876	$1,235,913

Operating income (loss) by reportable segment and the reconciliation to earnings before income taxes is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Operating income (loss):
Retail	$89,399	$88,160	$132,766	$133,057
Corporate apparel	2,191	858	(229)	(402)
Operating income	91,590	89,018	132,537	132,655
Interest income	143	114	271	158
Interest expense	(508)	(343)	(941)	(655)
Earnings before income taxes	$91,225	$88,789	$131,867	$132,158

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

The corporate apparel segment includes the results from our corporate apparel and uniform operations conducted by Twin Hill in the United States and by Dimensions (including the Yaffy brand for police uniforms) and Alexandra in the United Kingdom.  Refer to Note 12 of Notes to Condensed Consolidated Financial Statements for additional information and disclosures regarding our reportable segments and the discussion included in “Results of Operations” below.

Overview

We had revenues of $662.3 million, gross margin of $320.3 million and net earnings attributable to common shareholders of $59.4 million for the quarter ended July 28, 2012, compared to revenues of $655.5 million, gross margin of $309.2 and net earnings attributable to common shareholders of $57.1 million for the quarter ended July 30, 2011.  We had revenues of $1,248.9 million, gross margin of $574.3 million and net earnings attributable to common shareholders of $86.3 million for the six months ended July 28, 2012, compared to revenues of $1,235.9 million, gross margin of $555.9 million and net earnings attributable to common shareholders of $84.5 million for the six months ended July 30, 2011.  We increased our revenues by $6.8 million or 1.0% and our gross margin by $11.0 million or 3.6% for the second quarter of 2012 as compared to the same prior year period.  We increased our revenues by $13.0 million or 1.0% and our gross margin by $18.4 million or 3.3% for the first six months of 2012 as compared to the same prior year period.

The following table presents information with respect to retail apparel stores in operation during each of the respective fiscal periods:

	For the Three Months Ended		For the Six Months Ended		For the Year Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011	January 28, 2012

Stores open at beginning of period:	1,162	1,187	1,166	1,192	1,192
Opened	4	4	8	7	25
Closed	(13)	(13)	(21)	(21)	(51)
Stores open at end of period	1,153	1,178	1,153	1,178	1,166

Stores open at end of period:
Men’s Wearhouse	613	591	613	591	607
Men’s Wearhouse and Tux	325	370	325	370	343
K&G	98	100	98	100	99
Moores	117	117	117	117	117
	1,153	1,178	1,153	1,178	1,166

During the first six months of 2012, we opened eight stores (seven Men’s Wearhouse stores and one K&G store) and closed 21 stores (one Men’s Wearhouse store, two K&G stores and 18 Men’s Wearhouse and Tux stores), of which 15 had reached the end of their lease terms.

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

Results of Operations

For the Three Months Ended July 28, 2012 compared to the Three Months Ended July 30, 2011

The following table sets forth the Company’s results of operations expressed as a percentage of net sales for the periods indicated:

	For the Three Months Ended (1)
	July 28,	July 30,
	2012	2011
Net sales:
Retail clothing product	62.4%	61.3%
Tuxedo rental services	23.3	22.6
Alteration and other services	5.7	5.5
Total retail sales	91.3	89.4
Corporate apparel clothing product sales	8.7	10.6
Total net sales	100.0%	100.0%
Cost of sales (2):
Retail clothing product	44.6	44.5
Tuxedo rental services	13.8	13.6
Alteration and other services	75.0	76.1
Occupancy costs	11.5	11.7
Total retail cost of sales	50.1	50.3
Corporate apparel clothing product cost of sales	68.1	74.0
Total cost of sales	51.6	52.8
Gross margin (2):
Retail clothing product	55.4	55.5
Tuxedo rental services	86.2	86.4
Alteration and other services	25.0	23.9
Occupancy costs	(11.5)	(11.7)
Total retail gross margin	49.9	49.7
Corporate apparel clothing product gross margin	31.9	26.0
Total gross margin	48.4	47.2
Selling, general and administrative expenses	34.5	33.6
Operating income	13.8	13.6
Interest income	0.0	0.0
Interest expense	(0.1)	(0.1)
Earnings before income taxes	13.8	13.5
Provision for income taxes	4.8	4.8
Net earnings including noncontrolling interest	9.0	8.7
Net earnings attributable to noncontrolling interest	0.0	0.0
Net earnings attributable to common shareholders	9.0%	8.7%

(1)             Percentage line items may not sum to totals due to the effect of rounding.

(2)             Calculated as a percentage of related sales.

Total retail sales increased $18.7 million, or 3.2%, to $604.7 million due mainly to a $11.2 million increase in retail clothing product revenues and a $5.9 million increase in tuxedo rental services revenues.  These increases are attributable to the following:

(in millions)	Amount Attributed to
$15.3	Increase in comparable sales.
8.7	Increase from net sales of stores opened in 2011, relocated stores and expanded stores not yet included in comparable sales.
2.4	Increase in e-commerce, alteration and other services sales.
2.3	Increase in net sales from eight new stores opened in 2012.
(6.3)	Decrease in net sales resulting from closed stores.
(3.7)	Decrease in net sales resulting from change in U.S./Canadian dollar exchange rate.
$18.7	Increase in total retail sales.

Comparable store sales (which are calculated by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period) increased 4.4% at Men’s Wearhouse/Men’s Wearhouse and Tux, increased 2.5% at Moores and decreased 3.3% at K&G.  The increase at Men’s Wearhouse/Men’s Wearhouse and Tux resulted from increased average unit retails (net selling prices) that more than offset a decrease in average transactions per store.  The increase at Moores was driven by increased average unit retails and increased units sold per transaction that more than offset a decrease in average transactions per store.  The decrease at K&G was due to decreased average unit retails.  Tuxedo rental service revenues increased primarily due to increased unit rentals and unit rental rates as well as increased sales of tuxedo accessories.

Total corporate apparel clothing product sales decreased $11.9 million to $57.6 million.  UK corporate apparel sales decreased $11.8 million due to later launch dates for customer directed new uniform programs (“rollouts”) in fiscal 2012 as compared to fiscal 2011.  In addition, UK customer rollouts in 2012 were comparatively smaller than in 2011 which included the largest single customer rollout in Dimensions’ operating history.

The Company’s gross margin was as follows:

	For the Three Months Ended
	July 28,	July 30,
	2012	2011
Gross margin (in thousands)	$320,257	$309,245

Gross margin as a percentage of related sales:
Retail gross margin:
Clothing product	55.4%	55.5%
Tuxedo rental services	86.2%	86.4%
Alteration and other services	25.0%	23.9%
Occupancy costs	(11.5)%	(11.7)%
Total retail gross margin	49.9%	49.7%

Corporate apparel clothing product gross margin	31.9%	26.0%

Total gross margin	48.4%	47.2%

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

In the retail segment, total gross margin as a percentage of related sales increased from 49.7% in the second quarter of 2011 to 49.9% in the second quarter of 2012.  On an absolute dollar basis total retail segment gross margin increased $10.7 million or 3.7% from the same prior year quarter to $301.9 million in the second quarter of 2012.  Retail clothing product margin decreased slightly from 55.5% in the second quarter of 2011 to 55.4% in the second quarter of 2012.  On an absolute dollar basis retail clothing product margin increased $6.1 million.  Tuxedo rental services margin decreased slightly from 86.4% in the second quarter of 2011 to 86.2% in the second quarter of 2012 due mainly to increased royalty expenses.  On an absolute dollar basis tuxedo rental services margin increased $4.8 million.  The gross margin for alteration and other services increased from 23.9% in the second quarter of 2011 to 25.0% in the second quarter of 2012 mainly as a result of increased sales at MW Cleaners and improved cost leverage from increased alteration sales at Men’s Wearhouse/Men’s Wearhouse and Tux stores.  Occupancy costs, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, decreased from 11.7% in the second quarter of 2011 to 11.5% in the second quarter of 2012.  On an absolute dollar basis occupancy costs increased $1.0 million primarily due to depreciation expense.

In the corporate apparel segment, total gross margin as a percentage of related sales increased from 26.0% in the second quarter of 2011 to 31.9% in the second quarter of 2012 mainly as a result of cost synergies following the consolidation of Dimensions and Alexandra distribution facilities and supporting service functions and changes in the sales mix.  On an absolute dollar basis, corporate apparel gross margin increased $0.3 million as the impact of decreased sales was more than offset by the cost synergies and sales mix changes.

Selling, general and administrative (“SG&A”) expenses increased to $228.7 million in the second quarter of 2012 from $220.2 million in the second quarter of 2011, an increase of $8.4 million or 3.8%.  As a percentage of total net sales, these expenses increased from 33.6% in the second quarter of 2011 to 34.5% in the second quarter of 2012.  The components of this 0.9% net increase in SG&A expenses as a percentage of total net sales and the related absolute dollar changes were as follows:

%	Attributed to
0.6

Increase in advertising expense as a percentage of sales from 3.3% in the second quarter of 2011 to 3.9% in the second quarter of 2012. On an absolute dollar basis, advertising expense increased $4.4 million.

0.1

Increase in store salaries as a percentage of sales from 12.0% in the second quarter of 2011 to 12.1% in the second quarter of 2012. Store salaries on an absolute dollar basis increased $1.3 million primarily due to increased store sales support salaries and increased commissions associated with increased retail sales.

0.2

Increase in other SG&A expenses as a percentage of sales from 18.3% in the second quarter of 2011 to 18.5% in the second quarter of 2012. On an absolute dollar basis, other SG&A expenses increased $2.7 million primarily due to increased payroll related costs.

0.9%	Total

In the retail segment, SG&A expenses as a percentage of related net sales increased from 34.6% in the second quarter of 2011 to 35.1% in the second quarter of 2012.  On an absolute dollar basis, retail segment SG&A expenses increased $9.4 million primarily due to increased advertising expense, stores salaries and payroll related costs, offset partially by the reduction in non-cash asset impairment charges of $0.9 million.

In the corporate apparel segment, SG&A expenses as a percentage of related net sales increased from 24.8% in the second quarter of 2011 to 28.1% in the second quarter of 2012 primarily because of the decrease in sales.  On an absolute dollar basis, corporate apparel segment SG&A expenses decreased $1.0 million primarily due to reduced UK operating expenses following the consolidation of Dimensions and Alexandra distribution facilities and supporting service functions and the absence in the second quarter of 2012 of $0.7 million in integration costs incurred in the second quarter of 2011 associated with our August 2010 UK acquisitions.

Corporate apparel segment operating income of $2.2 million for the second quarter of 2012 includes $2.5 million of operating income in the UK and $0.3 million of operating losses in the U.S.

Our effective income tax rate was 34.7% for the second quarter of fiscal 2012 and 35.5% for the second quarter of fiscal 2011.  The effective tax rate for the second quarter of fiscal 2012 was lower than the statutory U.S. federal rate of 35% due to the favorable tax rate effects from net permanent book-to-tax adjustments, lower foreign statutory tax rates imposed on our foreign operations and benefits from the conclusion of various income tax audits, offset partially by the effect of state income taxes.  The effective tax rate for the second quarter of fiscal 2011 was higher than the statutory U.S. federal rate of 35% due mainly to state income taxes, offset partially by lower foreign statutory tax rates imposed on our foreign operations.

These factors resulted in net earnings attributable to common shareholders of $59.4 million or 9.0% of net sales for the second quarter of 2012, compared with net earnings of $57.1 million or 8.7% of net sales for the second quarter of 2011.

For the Six Months Ended July 28, 2012 compared to the Six Months Ended July 30, 2011

The following table sets forth the Company’s results of operations expressed as a percentage of net sales for the periods indicated:

	For the Six Months Ended (1)
	July 28,	July 30,
	2012	2011
Net sales:
Retail clothing product	66.7%	65.7%
Tuxedo rental services	18.6	17.9
Alteration and other services	6.0	5.9
Total retail sales	91.4	89.5
Corporate apparel clothing product sales	8.6	10.5
Total net sales	100.0%	100.0%
Cost of sales (2):
Retail clothing product	44.7	45.1
Tuxedo rental services	13.9	13.5
Alteration and other services	74.0	73.3
Occupancy costs	12.1	12.3
Total retail cost of sales	52.5	52.9
Corporate apparel clothing product cost of sales	70.6	73.2
Total cost of sales	54.0	55.0
Gross margin (2):
Retail clothing product	55.3	54.9
Tuxedo rental services	86.1	86.5
Alteration and other services	26.0	26.7
Occupancy costs	(12.1)	(12.3)
Total retail gross margin	47.5	47.1
Corporate apparel clothing product gross margin	29.4	26.8
Total gross margin	46.0	45.0
Selling, general and administrative expenses	35.4	34.2
Operating income	10.6	10.7
Interest income	0.0	0.0
Interest expense	(0.1)	(0.1)
Earnings before income taxes	10.6	10.7
Provision for income taxes	3.7	3.9
Net earnings including noncontrolling interest	6.9	6.8
Net loss attributable to noncontrolling interest	0.0	0.0
Net earnings attributable to common shareholders	6.9%	6.8%

(1)             Percentage line items may not sum to totals due to the effect of rounding.

(2)             Calculated as a percentage of related sales.

Total retail sales increased $34.6 million, or 3.1%, to $1,141.4 million due mainly to an $21.4 million increase in retail clothing product revenues and a $11.2 million increase in tuxedo rental services revenues.   These increases are attributable to the following:

(in millions)	Amount Attributed to
$26.8	Increase in comparable sales.
17.2	Increase from net sales of stores opened in 2011, relocated stores and expanded stores not yet included in comparable sales.
3.7	Increase in e-commerce, alteration and other services sales.
3.2	Increase in net sales from eight new stores opened in 2012.
(11.3)	Decrease in net sales resulting from closed stores.
(5.0)	Decrease in net sales resulting from change in U.S./Canadian dollar exchange rate.
$34.6	Increase in total retail sales.

Comparable store sales increased 4.1% at Men’s Wearhouse/Men’s Wearhouse and Tux, increased 4.4% at Moores and decreased 3.7% at K&G.  The increase at Men’s Wearhouse/Men’s Wearhouse and Tux resulted from increased average unit retails (net selling prices) that more than offset decreases in average transactions per store and units sold per transaction.  The increase at Moores was driven by increased average unit retails and increased units sold per transaction that more than offset a decrease in average transactions per store.  The decrease at K&G was due to decreased average unit retails that more than offset increases in the average number of transactions per store and units sold per transaction.  Tuxedo rental service revenues increased primarily due to increased unit rentals and unit rental rates as well as increased sales of tuxedo accessories.

Total corporate apparel clothing product sales decreased $21.7 million, to $107.5 million.  UK corporate apparel sales decreased $23.0 million due to later launch dates for customer directed new uniform rollouts in fiscal 2012 as compared to fiscal 2011.  In addition, UK customer rollouts in 2012 were comparatively smaller than in 2011 which included the largest single customer rollout in Dimensions’ operating history.  U.S. corporate apparel sales increased $1.3 million due primarily to increased sales from a customer program and increased catalog sales.

The Company’s gross margin was as follows:

	For the Six Months Ended
	July 28,	July 30,
	2012	2011
Gross margin (in thousands)	$574,306	$555,878

Gross margin as a percentage of related sales:
Retail gross margin:
Clothing product	55.3%	54.9%
Tuxedo rental services	86.1%	86.5%
Alteration and other services	26.0%	26.7%
Occupancy costs	(12.1)%	(12.3)%
Total retail gross margin	47.5%	47.1%

Corporate apparel clothing product gross margin	29.4%	26.8%

Total gross margin	46.0%	45.0%

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

In the retail segment, total gross margin as a percentage of related sales increased from 47.1% in the first six months of 2011 to 47.5% in the first six months of 2012.  On an absolute dollar basis total retail segment gross margin increased $21.5 million or 4.1% from the same prior year period to $542.7 million in the first six months of 2012.  Retail clothing product gross margin increased from 54.9% in the first six months of 2011 to 55.3% in the first six months of 2012 due primarily to increased average unit retails.  Tuxedo rental services margin decreased from 86.5% in the first six months of 2011 to 86.1% in the first six months of 2012 due mainly to increased royalty expenses.  On an absolute dollar basis tuxedo rental services margin increased $8.9 million.  The gross margin for alteration and other services decreased from 26.7% in the first six months of 2011 to 26.0% in the first six months of 2012 mainly as a result of increased payroll related costs, offset partially by increased sales at MW Cleaners.  Occupancy costs, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, decreased from 12.3% in the first six months of 2011 to 12.1% in the first six months of 2012.  On an absolute dollar basis, occupancy costs increased $2.5 million primarily due to higher rent and depreciation expense.

In the corporate apparel segment, total gross margin as a percentage of related sales increased from 26.8% in the first six months of 2011 to 29.4% in the first six months of 2012 mainly as a result of cost synergies following the consolidation of Dimensions and Alexandra distribution facilities and supporting service functions and changes in the sales mix. On an absolute dollar basis, corporate apparel gross margin decreased $3.0 million as the impact of decreased sales more than offset the cost synergies and sales mix changes.

SG&A expenses increased to $441.8 million in the first six months of 2012 from $423.2 million in the first six months of 2011, an increase of $18.5 million or 4.4%.  As a percentage of total net sales, these expenses increased from 34.2% in the first six months of 2011 to 35.4% in the first six months of 2012.  The components of this 1.2% net increase in SG&A expenses as a percentage of total net sales and the related absolute dollar changes were as follows:

%	Attributed to
0.4

Increase in advertising expense as a percentage of sales from 3.2% in the first six months of 2011 to 3.6% in the first six months of 2012. On an absolute dollar basis, advertising expense increased $6.0 million.

0.3

Increase in store salaries as a percentage of sales from 12.3% in the first six months of 2011 to 12.6% in the first six months of 2012. Store salaries on an absolute dollar basis increased $5.0 million primarily due to increased store sales support salaries and increased commissions associated with increased retail sales.

0.5

Increase in other SG&A expenses as a percentage of sales from 18.7% in the first six months of 2011 to 19.2% in the first six months of 2012. On an absolute dollar basis, other SG&A expenses increased $7.5 million primarily due to increased payroll related costs.

1.2%	Total

In the retail segment, SG&A expenses as a percentage of related net sales increased from 35.1% in the first six months of 2011 to 35.9% in the first six months of 2012.  On an absolute dollar basis, retail segment SG&A expenses increased $21.7 million primarily due to increased advertising expense, stores salaries and payroll related costs, offset partially by the reduction in non-cash asset impairment charges of $0.9 million.

In the corporate apparel segment, SG&A expenses as a percentage of related net sales increased from 27.1% in the first six months of 2011 to 29.6% in the first six months of 2012 primarily because of the decrease in sales.  On an absolute dollar basis, corporate apparel segment SG&A expenses decreased $3.2 million primarily due to reduced UK operating expenses following the consolidation of Dimensions and Alexandra distribution facilities and supporting service functions and the absence in the first six months of 2012 of $1.4 million in integration costs, incurred in the first six months of 2011 associated with our August 2010 UK acquisitions.

Corporate apparel segment operating loss of $0.2 million for the first six months of 2012 includes $0.8 million of operating income in the UK and $1.0 million of operating losses in the U.S.

Our effective income tax rate was 34.7% for the first six months of fiscal 2012 and 36.1% for the first six months of fiscal 2011.  The effective tax rate for the first six months of 2012 was lower than the statutory U.S. federal rate of 35% due to the favorable tax rate effects from net permanent book-to-tax adjustments, lower foreign statutory tax rates imposed on our foreign operations and benefits from the conclusion of various income tax audits, offset partially by the effect of state income taxes. The effective tax rate for the first six months of 2011 was higher than the statutory U.S. federal rate due mainly to state income taxes, offset partially by lower foreign statutory tax rates imposed on our foreign operations.

These factors resulted in net earnings attributable to common shareholders of $86.3 million or 6.9% of net sales for the first six months of 2012, compared with net earnings of $84.5 million or 6.8% of net sales for the first six months of 2011.

Liquidity and Capital Resources

At July 28, 2012, January 28, 2012 and July 30, 2011, cash and cash equivalents totaled $106.4 million, $125.3 million and $162.3 million, respectively.  We had working capital of $541.9 million, $544.1 million and $535.8 million at July 28, 2012, January 28, 2012 and July 30, 2011, respectively.  Our primary sources of working capital are cash flows from operations and available borrowings under our Credit Agreement (as defined below).  The $2.2 million decrease in working capital at July 28, 2012 compared to January 28, 2012 resulted mainly from purchases of shares of common stock made during the first six months of 2012, offset by net earnings adjusted for non-cash charges and increased accounts receivables.

Credit Facilities

We have a revolving credit facility with a group of banks (the “Credit Agreement”) that provides for a total senior revolving credit facility of $200.0 million, with increases to $300.0 million upon additional lender commitments, that matures on January 26, 2016.  The Credit Agreement is secured by the stock of certain of our subsidiaries.  The Credit Agreement has several borrowing and interest rate options including the following indices:  (i) adjusted LIBO rate, (ii) adjusted EURIBO rate, (iii) CDO rate, (iv) Canadian prime rate or (v) an alternate base rate (equal to the greater of the prime rate, the federal funds rate plus 0.5% or the adjusted LIBO rate for a one month period plus 1.0%).  Advances under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin up to 2.75%.  The Credit Agreement also provides for fees applicable to amounts available to be drawn under outstanding letters of credit which range from 2.00% to 2.75%, and a fee on unused commitments which ranges from 0.35% to 0.50%.  As of July 28, 2012, there were no borrowings outstanding under the Credit Agreement.

The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain certain financial ratios.  The restrictive provisions in the Credit Agreement reflect an overall covenant structure that is generally representative of a commercial loan made to an investment-grade company.  Our debt, however, is not rated and we have not sought, and are not seeking, a rating of our debt.  We were in compliance with the covenants in the Credit Agreement as of July 28, 2012.

We utilize letters of credit primarily to secure inventory purchases and as collateral for workers compensation claims.  At July 28, 2012, letters of credit totaling approximately $20.8 million were issued and outstanding.  Borrowings available under our Credit Agreement at July 28, 2012 were $179.2 million.

Cash flow activities

Operating activities — Our primary source of operating cash flow is from sales to our customers.  Our primary uses of cash include clothing product inventory and tuxedo rental product purchases, personnel related expenses, occupancy costs, advertising costs and income tax payments.  Our operating activities provided net cash of $108.4 million in the first six months of 2012, due mainly to net earnings, adjusted for non-cash charges, and an increase in accounts payable, accrued expenses and other current liabilities, offset by increases in accounts receivable, inventories, tuxedo rental product and other assets.

•                  The increase in accounts payable, accrued expenses and other current liabilities was primarily due to the timing of vendor payments for inventory and tuxedo product purchases and the seasonal increase in tuxedo rental deposits.

•                  The increase in accounts receivable was primarily due to an increase in UK sales during the June/July 2012 period as compared to the December 2011/January 2012 period when sales were lower than usual due to Dimensions and Alexandra consolidation activities during those months.

•                  Inventories increased mainly because of customer rollouts of corporate apparel uniform programs scheduled for the second half of 2012.

•                  Tuxedo rental product increased to support the continued growth of our tuxedo rental business and to replenish product offerings.

•                  The increase in other assets related primarily to the timing and amounts of required tax payments and an increase in prepaid expenses.

During the first six months of 2011, our operating activities provided net cash of $122.0 million, due mainly to net earnings, adjusted for non-cash charges, increases in income taxes payable, accounts payable, accrued expenses and other current liabilities and a decrease in other assets, offset by increases in inventories and tuxedo rental product.

•                  The increase in inventories was primarily due to increased retail sales and planned promotions in the second half of fiscal 2011.

•                  Tuxedo rental product increased to support the continued growth of our tuxedo rental business and to replenish product offerings.

•                  The increase in accounts payable, accrued expenses and other current liabilities was primarily due to the timing of vendor payments for inventory and tuxedo product purchases and the seasonal increase in tuxedo rental deposits.

•                  The decrease in other assets and the increase in income taxes payable were due to the timing and amounts of required tax payments.

Investing activities — Our cash outflows from investing activities are primarily for capital expenditures.  During the first six months of 2012 and 2011, our investing activities used net cash of $68.8 million and $38.2 million, respectively, primarily for capital expenditures.  Our capital expenditures relate to costs incurred for stores opened, remodeled or relocated during the period or under construction at the end of the period, office and distribution facility additions and infrastructure technology investments.

Financing activities — Our cash outflows from financing activities consist primarily of cash dividend payments and repurchases of common stock, while cash inflows from financing activities consist primarily of proceeds from the issuance of common stock.  During the first six months of 2012, our financing activities used net cash of $58.4 million due mainly to the repurchase of common stock of $41.3 million and cash dividends paid of $18.6 million, offset by $3.9 million proceeds from the issuance of common stock.  Our financing activities used net cash of $58.7 million for the first six months of 2011, due mainly to the repurchase of common stock of $49.0 million and cash dividends paid of $12.7 million, offset by $4.6 million proceeds from the issuance of common stock

Share repurchase program — We repurchase shares of our common stock primarily through open market transactions under a $150.0 million share repurchase program authorized by our Board of Directors in January 2011.

During the first six months of 2011, 1,822,340 shares at a cost of $48.8 million were repurchased at an average price per share of $26.78 under the January 2011 authorization.  During the first six months of 2012, 1,121,484 shares at a cost of $41.0 million were repurchased at an average price per share of $36.59 under the January 2011 authorization.   At July 28, 2012, the remaining balance available under the January 2011 authorization was $45.2 million.

During the first six months of 2012 and 2011, 7,041 shares and 7,132 shares, respectively, at a cost of $0.3 million and $0.2 million, respectively, were repurchased at an average price per share of $37.28 and $27.77, respectively, in private transactions to satisfy tax withholding obligations arising upon the vesting of certain restricted stock.

The following table summarizes our common stock repurchases (in thousands, except share data and average price per share):

	For the Six Months Ended
	July 28, 2012	July 30, 2011

Shares repurchased	1,128,525	1,829,472
Total costs	$41,296	$48,999
Average price per share	$36.59	$26.78

In June 2012, 6,295 treasury shares of our common stock were reissued pursuant to a two-year services agreement with an unrelated third party.  The fair value of the common stock issued was approximately $0.2 million.

Dividends — Cash dividends paid were approximately $18.6 million and $12.7 million for the six months ended July 28, 2012 and July 30, 2011, respectively.

In June 2012, our Board of Directors declared a quarterly cash dividend of $0.18 per share payable on September 21, 2012 to shareholders of record at close of business on September 11, 2012.  The dividend payout is estimated to be approximately $9.2 million and is included in accrued expenses and other current liabilities on the condensed consolidated balance sheet as of July 28, 2012.

Future sources and uses of cash

Our primary uses of cash are to finance working capital requirements of our operations.  In addition, we will use cash to fund capital expenditures, income tax and dividend payments, operating leases and various other commitments and obligations, as they arise.

Capital expenditures are anticipated to be in the range of $125.0 to $135.0 million for 2012.  This amount includes the anticipated costs of opening approximately 35 new Men’s Wearhouse stores, three new Moores stores and one new K&G store in 2012.  This amount also includes the $13.4 million purchase, completed in June 2012, of approximately 7.7 acres with three buildings (total square footage 115,737) in Fremont, California to be utilized for offices as we consolidate our California office locations.  The balance of the capital expenditures for 2012 will be used for telecommunications, point-of-sale and other computer equipment and systems, store relocations, remodeling and expansion, distribution and office facilities and investment in other corporate assets.  The actual amount of future capital expenditures will depend in part on the number of new stores opened and the terms on which new stores are leased, as well as on industry trends consistent with our anticipated operating plans.

Current domestic and global economic conditions, including unemployment levels, public sector spending and credit market constraints, could negatively affect our future operating results as well as our existing cash and cash equivalents balances.  In addition, conditions in the financial markets could limit our access to additional capital resources, if needed, and could increase associated costs.  We believe based on our current business plan that our existing cash and cash flows from operations will be sufficient to fund our planned store openings, relocations and remodelings, other capital expenditures and operating cash requirements, and that we will be able to maintain compliance with the covenants in our Credit Agreement for at least the next 12 months.  Borrowings available under our Credit Agreement were $179.2 million as of July 28, 2012.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in foreign currency exchange rates and changes in interest rates.  There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the year ended January 28, 2012.  Refer to Notes 10 and 11 of Notes to Condensed Consolidated Financial Statements, contained herein for disclosures on our investments and derivative financial instruments and Note 3 of Notes to Condensed Consolidated Financial Statements contained herein for disclosures regarding our Credit Agreement.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended July 28, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)   On June 21, 2012, we reissued 6,295 treasury shares of our common stock to Trabajando, Inc., a service provider, pursuant to a services agreement, dated as of June 21, 2012 (the “Services Agreement”).  Such shares were issued in lieu of cash in exchange for certain services to be rendered under the Services Agreement.  The issuance of such shares was undertaken in reliance upon an exemption for sales of securities not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).  The shares were issued to one person, who qualified as an “accredited investor” within the meaning of Rule 501(a) of Regulation D under the Securities Act.    We did not engage in any public advertising or general solicitation in connection with this transaction nor did we pay any fees or commissions in connection with the issuance of the treasury shares of common stock pursuant to the Services Agreement.

(c)   The following table presents information with respect to purchases of common stock of the Company made during the quarter ended July 28, 2012 as defined by Rule 10b-18(a)(3) under the Exchange Act:

(c)
			Total	(d)
			Number of	Approximate
			Shares	Dollar Value of
			Purchased	Shares that
			as Part of	May Yet Be
	(a)	(b)	Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased	Per Share	Programs	Programs
(In thousands)
(1)

April 29, 2012 through May 26, 2012	—	$—	—	$52,606

May 27, 2012 through June 30, 2012	260,000	$28.58	260,000	$45,176

July 1, 2012 through July 28, 2012	—	$—	—	$45,176

Total	260,000	$28.58	260,000	$45,176

(1)  Refer to Note 7 of Notes to Condensed Consolidated Financial Statements for information regarding our share repurchase program.

ITEM 5 — OTHER INFORMATION

On August 31, 2012, we filed a Statement of Change of Registered Office/Agent with the Texas Secretary of State to effect a change in the Registered Agent in the State of Texas for The Men’s Wearhouse, Inc., a copy of which is filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q and is incorporated into this Item 5 by reference.

ITEM 6 - EXHIBITS

(a)    Exhibits.

Exhibit Number		Exhibit Index

3.1	—	Statement of Change of Registered Office/Agent with the Texas Secretary of State (filed herewith).
31.1	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).
31.2	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).
32.1	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).
32.2	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).
101.1	—

The following financial information from The Men’s Wearhouse, Inc.’s Quarterly Report on Form 10-Q for the three and six months ended July 28, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Other Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, The Men’s Wearhouse, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 6, 2012	THE MEN’S WEARHOUSE, INC.

	By	/s/ DIANA M. WILSON
Diana M. Wilson
Executive Vice President, Interim Chief Financial Officer, Treasurer and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number		Exhibit Index

3.1	—	Statement of Change of Registered Office/Agent with the Texas Secretary of State (filed herewith).
31.1	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).
31.2	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).
32.1	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).
32.2	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).
101.1	—

The following financial information from The Men’s Wearhouse, Inc.’s Quarterly Report on Form 10-Q for the three and six months ended July 28, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.