Form 10-Q
period 2012-10-27
MENS WEARHOUSE INC
filed 2012-12-06
CIK 884217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 27, 2012

or

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

The number of shares of common stock of the Registrant, par value $.01 per share, outstanding at November 27, 2012 was 50,891,841 excluding 21,570,052 shares classified as Treasury Stock.

REPORT INDEX

Part and Item No.	Page No.

PART I — Financial Information

Item 1 — Condensed Consolidated Financial Statements

General Information	1

Condensed Consolidated Balance Sheets as of October 27, 2012 (unaudited), October 29, 2011 (unaudited) and January 28, 2012	2

Condensed Consolidated Statements of Earnings for the Three and Nine Months Ended October 27, 2012 (unaudited) and October 29, 2011 (unaudited)	3

Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended October 27, 2012 (unaudited) and October 29, 2011 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 27, 2012 (unaudited) and October 27, 2011 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3 — Quantitative and Qualitative Disclosures about Market Risk	32

Item 4 — Controls and Procedures	32

PART II — Other Information

Item 1 — Legal Proceedings	33

Item 1A — Risk Factors	33

Item 6 — Exhibits	34

SIGNATURES	34

Forward-Looking and Cautionary Statements

Certain statements made in this Quarterly Report on Form 10-Q and in other public filings and press releases by the Company (as defined below) contain “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995) that involves risk and uncertainty.  These forward-looking statements may include, but are not limited to, references to future capital expenditures, acquisitions, sales, earnings, margins, costs, number and costs of store openings, demand for clothing, market trends in the retail and corporate apparel clothing business, currency fluctuations, inflation and various economic and business trends.  Forward-looking statements may be made by management orally or in writing, including, but not limited to, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q and in other sections of our filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, and the Securities Act of 1933, as amended.

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

PART I.  FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GENERAL INFORMATION

The condensed consolidated financial statements herein include the accounts of The Men’s Wearhouse, Inc. and its   subsidiaries and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  As applicable under such regulations, certain information and footnote disclosures have been condensed or omitted.  We believe that the presentation and disclosures herein are adequate to make the information not misleading, and the condensed consolidated financial statements reflect all elimination entries and normal recurring adjustments which are necessary for a fair statement of the results for the three and nine months ended October 27, 2012 and October 29, 2011.

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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 27, 2012	October 29, 2011	January 28, 2012
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$138,016	$138,545	$125,306
Accounts receivable, net	82,966	66,094	56,669
Inventories	623,860	616,758	572,502
Other current assets	68,519	61,088	70,906

Total current assets	913,361	882,485	825,383

PROPERTY AND EQUIPMENT, net	379,969	348,785	355,717

TUXEDO RENTAL PRODUCT, net	118,202	85,876	99,814
GOODWILL	88,473	88,707	87,782
INTANGIBLE ASSETS, net	31,992	35,378	33,711
OTHER ASSETS	4,431	3,579	3,545

TOTAL ASSETS	$1,536,428	$1,444,810	$1,405,952

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$170,549	$155,610	$123,445
Accrued expenses and other current liabilities	149,244	146,391	154,395
Income taxes payable	4,939	22,727	3,435

Total current liabilities	324,732	324,728	281,275

DEFERRED TAXES AND OTHER LIABILITIES	92,057	76,429	92,858

Total liabilities	416,789	401,157	374,133

COMMITMENTS AND CONTINGENCIES (Note 3 and Note 13)

EQUITY:
Preferred stock	—	—	—
Common stock	725	717	718
Capital in excess of par	380,099	356,414	362,735
Retained earnings	1,202,922	1,108,662	1,095,535
Accumulated other comprehensive income	40,735	41,504	36,921
Treasury stock, at cost	(517,894)	(476,749)	(476,749)

Total equity attributable to common shareholders	1,106,587	1,030,548	1,019,160

Noncontrolling interest	13,052	13,105	12,659

Total equity	1,119,639	1,043,653	1,031,819

TOTAL LIABILITIES AND EQUITY	$1,536,428	$1,444,810	$1,405,952

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net sales:
Retail clothing product	$401,692	$377,307	$1,235,185	$1,189,357
Tuxedo rental services	124,648	112,005	357,261	333,413
Alteration and other services	37,701	34,480	112,975	107,767
Total retail sales	564,041	523,792	1,705,421	1,630,537
Corporate apparel clothing product sales	66,933	60,810	174,429	189,978
Total net sales	630,974	584,602	1,879,850	1,820,515

Cost of sales:
Retail clothing product	176,501	161,669	549,145	527,938
Tuxedo rental services	16,497	15,761	48,745	45,730
Alteration and other services	28,003	26,669	83,706	80,352
Occupancy costs	71,198	69,425	209,263	205,006
Total retail cost of sales	292,199	273,524	890,859	859,026
Corporate apparel clothing product cost of sales	48,078	42,909	123,988	137,442
Total cost of sales	340,277	316,433	1,014,847	996,468

Gross margin:
Retail clothing product	225,191	215,638	686,040	661,419
Tuxedo rental services	108,151	96,244	308,516	287,683
Alteration and other services	9,698	7,811	29,269	27,415
Occupancy costs	(71,198)	(69,425)	(209,263)	(205,006)
Total retail gross margin	271,842	250,268	814,562	771,511
Corporate apparel clothing product gross margin	18,855	17,901	50,441	52,536
Total gross margin	290,697	268,169	865,003	824,047

Selling, general and administrative expenses	218,188	208,147	659,957	631,370
Operating income	72,509	60,022	205,046	192,677

Interest income	166	112	437	270
Interest expense	(302)	(396)	(1,243)	(1,051)
Earnings before income taxes	72,373	59,738	204,240	191,896
Provision for income taxes	23,304	19,836	69,021	67,532

Net earnings including noncontrolling interest	49,069	39,902	135,219	124,364
Net (earnings) loss attributable to noncontrolling interest	(226)	(25)	(99)	16

Net earnings attributable to common shareholders	$48,843	$39,877	$135,120	$124,380

Net earnings per common share attributable to common shareholders (Note 2):
Basic	$0.95	$0.77	$2.63	$2.39
Diluted	$0.95	$0.77	$2.62	$2.37

Weighted average common shares outstanding (Note 2):
Basic	50,699	51,110	50,781	51,505
Diluted	50,919	51,339	51,029	51,776

Cash dividends declared per common share	$0.18	$0.12	$0.54	$0.36

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011

Net earnings including noncontrolling interest	$49,069	$39,902	$135,219	$124,364

Currency translation adjustments, net of tax	4,727	(8,051)	4,108	3,359

Comprehensive income including noncontrolling interest	53,796	31,851	139,327	127,723

Comprehensive (income) loss attributable to noncontrolling interest:
Net (earnings) loss	(226)	(25)	(99)	16
Currency translation adjustments, net of tax	(294)	228	(294)	(221)

Amounts attributable to noncontrolling interest	(520)	203	(393)	(205)

Comprehensive income attributable to common shareholders	$53,276	$32,054	$138,934	$127,518

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended
	October 27, 2012	October 29, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings including noncontrolling interest	$135,219	$124,364
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	61,798	56,572
Tuxedo rental product amortization	25,330	25,923
Loss on disposition of assets	1,853	2,163
Asset impairment charges	314	1,709
Share-based compensation	12,172	10,166
Excess tax benefits from share-based plans	(2,737)	(1,592)
Deferred tax provision	6,677	12,655
Deferred rent expense and other	60	1,063
Changes in operating assets and liabilities:
Accounts receivable	(25,027)	(4,725)
Inventories	(49,278)	(128,624)
Tuxedo rental product	(43,666)	(22,159)
Other assets	(2,906)	11,678
Accounts payable, accrued expenses and other current liabilities	40,407	32,886
Income taxes payable	3,510	26,036
Other liabilities	2,783	(569)

Net cash provided by operating activities	166,509	147,546

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(90,085)	(66,960)
Proceeds from sales of property and equipment	25	59

Net cash used in investing activities	(90,060)	(66,901)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	6,918	5,995
Cash dividends paid	(27,832)	(18,880)
Tax payments related to vested deferred stock units	(4,421)	(2,955)
Excess tax benefits from share-based plans	2,737	1,592
Repurchases of common stock	(41,296)	(63,988)

Net cash used in financing activities	(63,894)	(78,236)

Effect of exchange rate changes	155	(235)

INCREASE IN CASH AND CASH EQUIVALENTS	12,710	2,174
Balance at beginning of period	125,306	136,371

Balance at end of period	$138,016	$138,545

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

Recent Accounting Pronouncements — In July 2012, the Financial Accounting Standards Board (“FASB”) issued updated guidance regarding testing indefinite-lived intangible assets for impairment.  The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is more likely than not that the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amended guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this update may change the way we perform our testing of indefinite-lived intangible assets for impairment but will have no impact on our financial position, results of operations or cash flows.

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

In June 2011, the FASB issued updated guidance regarding the presentation of comprehensive income.  The updated guidance allows an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB issued a “Deferral of the Effective Date for Amendments of the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income.”  This defers only the changes that relate to the presentation of reclassification adjustments on the face of the financial statements where the components of net income and the components of other comprehensive income are presented.  We present comprehensive income in a separate statement in the accompanying financial statements.  The adoption of this update had no impact on our financial position, results of operations or cash flows.

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

	For the Three Months Ended		For the Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011

Numerator
Total net earnings attributable to common shareholders	$48,843	$39,877	$135,120	$124,380
Net earnings allocated to participating securities (restricted stock and deferred stock units)	(541)	(516)	(1,649)	(1,496)
Net earnings attributable to common shareholders	$48,302	$39,361	$133,471	$122,884
Denominator
Basic weighted average common shares outstanding	50,699	51,110	50,781	51,505
Effect of dilutive securities:
Stock options and equity-based compensation	220	229	248	271
Diluted weighted average common shares outstanding	50,919	51,339	51,029	51,776
Net earnings per common share attributable to common shareholders:
Basic	$0.95	$0.77	$2.63	$2.39
Diluted	$0.95	$0.77	$2.62	$2.37

For the three and nine months ended October 27, 2012, 0.3 million anti-dilutive stock options were excluded from the calculation of diluted earnings per common share for each period, respectively.  For the three and nine months ended October 29, 2011, 0.5 million and 0.4 million anti-dilutive stock options were excluded from the calculation of diluted earnings per common share, respectively.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.  Debt

We have a revolving credit facility with a group of banks (the “Credit Agreement”) that provides for a total senior revolving credit facility of $200.0 million, with increases to $300.0 million upon additional lender commitments, that matures on January 26, 2016.  The Credit Agreement is secured by the stock of certain of our subsidiaries.  The Credit Agreement has several borrowing and interest rate options including the following indices:  (i) adjusted LIBO rate, (ii) adjusted EURIBO rate, (iii) CDO rate, (iv) Canadian prime rate or (v) an alternate base rate (equal to the greater of the prime rate, the federal funds rate plus 0.5% or the adjusted LIBO rate for a one-month period plus 1.0%).  Advances under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin of up to 2.75%.  The Credit Agreement also provides for fees applicable to amounts available to be drawn under outstanding letters of credit which range from 2.00% to 2.75%, and a fee on unused commitments which ranges from 0.35% to 0.50%.  As of October 27, 2012, there were no borrowings outstanding under the Credit Agreement.

The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain certain financial ratios.  The restrictive provisions in the Credit Agreement reflect an overall covenant structure that is generally representative of a commercial loan made to an investment-grade company.  Our debt, however, is not rated and we have not sought, and are not seeking, a rating of our debt.  We were in compliance with the covenants in the Credit Agreement as of October 27, 2012.

We utilize letters of credit primarily to secure inventory purchases and as collateral for workers compensation claims.  At October 27, 2012, letters of credit totaling approximately $22.9 million were issued and outstanding.   Borrowings available under our Credit Agreement at October 27, 2012 were $177.1 million.

4.  Supplemental Cash Flows

Supplemental disclosure of cash flow information is as follows (in thousands):

	For the Nine Months Ended
	October 27, 2012	October 29, 2011
Cash paid for:
Interest	$934	$713
Income taxes, net	$59,230	$16,376

Schedule of noncash investing and financing activities:
Tax benefit related to share-based plans	$2,676	$1,552
Cash dividends declared	$9,240	$6,209

We had unpaid capital expenditure purchases accrued in accounts payable, accrued expenses and other current liabilities of approximately $13.2 million and $11.4 million at October 27, 2012 and October 29, 2011, respectively. Capital expenditure purchases are recorded as cash outflows from investing activities in the condensed consolidated statement of cash flows in the period they are paid.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.  Other Current Assets, Accrued Expenses and Other Current Liabilities and Deferred Taxes and Other Liabilities

Other current assets consist of the following (in thousands):

	October 27, 2012	October 29, 2011	January 28, 2012

Prepaid expenses	$33,660	$30,035	$32,266
Current deferred tax asset	23,769	24,138	29,392
Tax receivable	1,834	119	1,564
Other	9,256	6,796	7,684

Total other current assets	$68,519	$61,088	$70,906

Accrued expenses and other current liabilities consist of the following (in thousands):

	October 27, 2012	October 29, 2011	January 28, 2012
Accrued salary, bonus, sabbatical and vacation	$42,276	$44,461	$61,544
Sales, value added, payroll and property taxes payable	23,331	22,934	18,176
Accrued workers compensation and medical costs	18,714	18,144	17,590
Customer deposits, prepayments and refunds payable	19,060	18,376	17,521
Unredeemed gift certificates	12,210	11,556	14,895
Loyalty program reward certificates	7,856	7,385	6,537
Cash dividends declared	9,240	6,209	9,339
Other	16,557	17,326	8,793

Total accrued expenses and other current liabilities	$149,244	$146,391	$154,395

Deferred taxes and other liabilities consist of the following (in thousands):

	October 27, 2012	October 29, 2011	January 28, 2012
Deferred rent and landlord incentives	$51,477	$50,546	$50,953
Non-current deferred and other income tax liabilities	36,498	19,292	34,812
Other	4,082	6,591	7,093

Total deferred taxes and other liabilities	$92,057	$76,429	$92,858

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.  Equity and Noncontrolling Interest

A reconciliation of the total carrying amount of the Company’s equity accounts for the nine months ended October 27, 2012 is as follows (in thousands):

	Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock, at Cost	Total Equity Attributable to Common Shareholders	Noncontrolling Interest	Total Equity

Balances — January 28, 2012	$718	$362,735	$1,095,535	$36,921	$(476,749)	$1,019,160	$12,659	$1,031,819
Net earnings	—	—	135,120	—	—	135,120	99	135,219
Other comprehensive income	—	—	—	3,814	—	3,814	294	4,108
Cash dividends	—	—	(27,733)	—	—	(27,733)	—	(27,733)
Share-based compensation	—	12,172	—	—	—	12,172	—	12,172
Common stock issued under share-based award plans and to stock discount plan	7	6,911	—	—	—	6,918	—	6,918
Tax payments related to vested deferred stock units	—	(4,421)	—	—	—	(4,421)	—	(4,421)
Tax benefit related to share-based plans	—	2,676	—	—	—	2,676	—	2,676
Treasury stock reissued	—	26	—	—	151	177	—	177
Repurchases of common stock	—	—	—	—	(41,296)	(41,296)	—	(41,296)
Balances — October 27, 2012	$725	$380,099	$1,202,922	$40,735	$(517,894)	$1,106,587	$13,052	$1,119,639

A reconciliation of the total carrying amount of the Company’s equity accounts for the nine months ended October 29, 2011 is as follows (in thousands):

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock, at Cost	Total Equity Attributable to Common Shareholders	Noncontrolling Interest	Total Equity

Balances — January 29, 2011	$710	$341,663	$1,002,975	$38,366	$(412,761)	$970,953	$12,900	$983,853
Net earnings (loss)	—	—	124,380	—	—	124,380	(16)	124,364
Other comprehensive income	—	—	—	3,138	—	3,138	221	3,359
Cash dividends	—	—	(18,693)	—	—	(18,693)	—	(18,693)
Share-based compensation	—	10,166	—	—	—	10,166	—	10,166
Common stock issued under share-based award plans and to stock discount plan	7	5,988	—	—	—	5,995	—	5,995
Tax payments related to vested deferred stock units	—	(2,955)	—	—	—	(2,955)	—	(2,955)
Tax benefit related to share-based plans	—	1,552	—	—	—	1,552	—	1,552
Repurchases of common stock	—	—	—	—	(63,988)	(63,988)	—	(63,988)
Balances — October 29, 2011	$717	$356,414	$1,108,662	$41,504	$(476,749)	$1,030,548	$13,105	$1,043,653

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.  Treasury Stock

We repurchase shares of our common stock primarily through open market transactions under a $150.0 million share repurchase program authorized by our Board of Directors in January 2011.

During the first nine months of fiscal 2011, 2,322,340 shares at a cost of $63.8 million were repurchased at an average price per share of $27.47 under the January 2011 authorization.  During the first nine months of fiscal 2012, 1,121,484 shares at a cost of $41.0 million were repurchased at an average price per share of $36.59 under the January 2011 authorization.   At October 27, 2012, the remaining balance available under the January 2011 authorization was $45.2 million.

During the nine months ended October 27, 2012 and October 29, 2011, 7,041 shares and 7,132 shares, respectively, at a cost of $0.3 million and $0.2 million, respectively, were repurchased at an average price per share of $37.28 and $27.77, respectively, in private transactions to satisfy tax withholding obligations arising upon the vesting of certain restricted stock.

The following table summarizes our common stock repurchases (in thousands, except share data and average price per share):

	For the Nine Months Ended
	October 27, 2012	October 29, 2011

Shares repurchased	1,128,525	2,239,472
Total costs	$41,296	$63,988
Average price per share	$36.59	$27.47

In June 2012, 6,295 treasury shares of our common stock were reissued pursuant to a two-year services agreement with an unrelated third party.  The fair value of the common stock issued was approximately $0.2 million.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.  Share-Based Compensation Plans

We maintain several equity plans under which we may grant stock options, stock appreciation rights, restricted stock, deferred stock units and performance-based awards to full-time key employees and non-employee directors.  We account for share-based awards in accordance with the GAAP standard regarding share-based payments, which requires the compensation cost resulting from all share-based payment transactions be recognized in the financial statements. The amount of compensation cost is measured based on the grant-date fair value of the instrument issued, and is recognized over the vesting period.  Share-based compensation expense recognized for the three and nine months ended October 27, 2012 was $3.9 million and $12.2 million, respectively.  Share-based compensation expense recognized for the three and nine months ended October 29, 2011 was $3.7 million and $10.2 million, respectively.

Stock Options

The following table summarizes stock option activity for the nine months ended October 27, 2012:

	Shares	Weighted- Average Exercise Price
Outstanding at January 28, 2012	1,314,422	$22.61
Granted	100,349	40.13
Exercised	(279,511)	17.82
Forfeited	(54,105)	32.40
Expired	(322)	17.62
Outstanding at October 27, 2012	1,080,833	$24.99
Exercisable at October 27, 2012	572,405	$22.90

The weighted-average grant date fair value of the 100,349 stock options granted during the nine months ended October 27, 2012 was $17.21 per share. The following table summarizes the weighted average assumptions used to fair value stock options at the date of grant using the Black-Scholes option pricing model for the nine months ended October 27, 2012.

For the Nine Months Ended
October 27, 2012

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

As of October 27, 2012, we have unrecognized compensation expense related to nonvested stock options of approximately $4.3 million which is expected to be recognized over a weighted average period of 2.2 years.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Nonvested Deferred Stock Units and Restricted Stock Shares

The following table summarizes deferred stock unit activity for the nine months ended October 27, 2012:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 28, 2012	539,749	$28.10
Granted	350,284	39.37
Vested (1)	(383,588)	28.00
Forfeited	(33,824)	32.39
Nonvested at October 27, 2012	472,621	$36.23

(1) Includes 123,566 shares relinquished for tax payments related to vested deferred stock units for the nine months ended October 27, 2012.

The following table summarizes restricted stock activity for the nine months ended October 27, 2012:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 28, 2012	119,081	$28.45
Granted	16,415	31.97
Vested	(30,966)	28.66
Forfeited	—	—
Nonvested at October 27, 2012	104,530	$28.94

As of October 27, 2012, we have unrecognized compensation expense related to nonvested deferred stock units and shares of restricted stock of approximately $12.2 million, which is expected to be recognized over a weighted average period of 1.3 years.

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

During the nine months ended October 27, 2012, employees purchased 77,952 shares under the ESDP, which had a weighted-average share price of $24.84 per share.  As of October 27, 2012, 875,150 shares were reserved for future issuance under the ESDP.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.  Goodwill and Other Intangible Assets

Goodwill

Goodwill allocated to the Company’s reportable segments and changes in the net carrying amount of goodwill for the nine months ended October 27, 2012 are as follows (in thousands):

	Retail	Corporate Apparel	Total
Balance at January 28, 2012	$59,900	$27,882	$87,782
Translation adjustment	75	616	691
Balance at October 27, 2012	$59,975	$28,498	$88,473

Goodwill is evaluated for impairment annually as of our fiscal year end.  A more frequent evaluation is performed if events or circumstances indicate that impairment could have occurred.  Such events or circumstances could include, but are not limited to, new significant negative industry or economic trends, unanticipated changes in the competitive environment, decisions to significantly modify or dispose of operations or a significant sustained decline in the market price of our stock.  No additional impairment evaluation was considered necessary during the first nine months of 2012.

Intangible Assets

The gross carrying amount and accumulated amortization of our identifiable intangible assets are as follows (in thousands):

	October 27, 2012	October 29, 2011	January 28, 2012

Amortizable intangible assets:
Carrying amount:
Trademarks, tradenames, and other intangibles	$12,503	$12,725	$12,648
Customer relationships	32,893	32,968	32,149
Total carrying amount	45,396	45,693	44,797
Accumulated amortization:
Trademarks, tradenames, and other intangibles	(8,518)	(8,191)	(8,339)
Customer relationships	(6,173)	(3,414)	(4,005)
Total accumulated amortization	(14,691)	(11,605)	(12,344)

Total amortizable intangible assets, net	30,705	34,088	32,453
Infinite-lived intangible assets:
Trademarks	1,287	1,290	1,258
Total intangible assets, net	$31,992	$35,378	$33,711

The pretax amortization expense associated with intangible assets subject to amortization totaled approximately $0.8 million for the three months ended October 27, 2012 and October 29, 2011, respectively.  The pretax amortization expense associated with intangible assets subject to amortization totaled approximately $2.4 million and $2.6 million for the nine months ended October 27, 2012 and October 29, 2011, respectively, and approximately $3.4 million for the year ended January 28, 2012.  Pretax amortization associated with intangible assets subject to amortization at October 27, 2012 is estimated to be $0.9 million for the remainder of fiscal year 2012, $3.2 million for fiscal year 2013 and $3.1 million for each of the fiscal years 2014, 2015 and 2016.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.  Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The authoritative guidance for fair value measurements establishes a three-tier fair value hierarchy, categorizing the inputs used to measure fair value.  The hierarchy can be described as follows:  Level 1 - observable inputs such as quoted prices in active markets; Level 2 - inputs other than the quoted prices in active markets that are observable either directly or indirectly; and Level 3 - unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.  The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

There were no transfers into or out of Level 1 and Level 2 during the three and nine months ended October 27, 2012 or October 29, 2011, respectively, or during the year ended January 28, 2012.

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

	Fair Value Measurements at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At October 27, 2012-
Assets:
Cash equivalents	$20,044	$—	$—	$20,044
Derivative financial instruments	$—	$—	$—	$—
Liabilities:
Derivative financial instruments	$—	$318	$—	$318

At January 28, 2012-
Assets:
Cash equivalents	$20,017	$—	$—	$20,017
Derivative financial instruments	$—	$14	$—	$14
Liabilities:
Derivative financial instruments	$—	$142	$—	$142

At October 29, 2011-
Assets:
Cash equivalents	$20,009	$—	$—	$20,009
Derivative financial instruments	$—	$264	$—	$264
Liabilities:
Derivative financial instruments	$—	$32	$—	$32

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

Assets and Liabilities that are Measured at Fair Value on a Non-Recurring Basis

Long-lived assets, such as property and equipment and identifiable intangibles with finite useful lives, are periodically evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the asset carrying amount exceeds its fair value, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset.  The fair values of long-lived assets held-for-use are based on our own judgments about the assumptions that market participants would use in pricing the asset and on observable market data, when available.  We classify these measurements as Level 3 within the fair value hierarchy.   For the three and nine months ended October 27, 2012, we recorded charges for the impairment of long-lived assets of $0.2 million and $0.3 million, respectively, which are included within selling, general and administrative (“SG&A”) expenses in our condensed consolidated statement of earnings.  The asset impairment charges reduced the carrying amounts of the applicable long-lived assets, primarily leasehold improvements for certain Men’s Wearhouse and Tux stores, to their fair values of zero as of October 27, 2012.  For the three and nine months ended October 29, 2011, we recorded charges for the impairment of long-lived assets of $0.7 million and $1.7 million, respectively, which are included within SG&A in our condensed consolidated statement of earnings.  The asset impairment charges reduced the carrying amounts of the applicable long-lived assets, primarily leasehold improvements for certain Men’s Wearhouse and Tux stores, to their fair values of $0.4 million as of October 29, 2011.

Fair Value of Financial Instruments

Our financial instruments, other than those presented in the disclosures above, consist of cash, accounts receivable, accounts payable and accrued expenses and other current liabilities.  Management estimates that, as of October 27, 2012, October 29, 2011 and January 28, 2012, the carrying value of cash, accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their fair value due to the highly liquid or short-term nature of these instruments.

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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The tables below disclose the fair value of the derivative financial instruments included in the condensed consolidated balance sheets as of October 27, 2012, January 28, 2012 and October 29, 2011 (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:

At October 27, 2012- Foreign exchange forward contracts	Other current assets	$—	Accrued expenses and other current liabilities	$318

At January 28, 2012- Foreign exchange forward contracts	Other current assets	$14	Accrued expenses and other current liabilities	$142

At October 27, 2011- Foreign exchange forward contracts	Other current assets	$264	Accrued expenses and other current liabilities	$32

At October 27, 2012, we had five contracts to purchase euros for an aggregate notional amount of US$0.7 million maturing in various increments at various dates through January 2013, 10 contracts to purchase United States dollars (“USD”) for an aggregate notional amount of Canadian dollars (“CAD”) $4.6 million maturing in various increments at various dates through March 2013 and 15 contracts to purchase USD for an aggregate notional amount of pounds Sterling (“GBP”) £10.9 million maturing in various increments at various dates through March 2013.  For the three and nine months ended October 27, 2012, we recognized a net pretax loss of $0.7 million and $0.9 million, respectively, in cost of sales in the condensed consolidated statement of earnings for our derivative financial instruments not designated as hedging instruments.

At January 28, 2012, we had 10 contracts to purchase euros for an aggregate notional amount of US$1.7 million maturing in various increments at various dates through June 2012, nine contracts to purchase USD for an aggregate notional amount of CAD $5.9 million maturing in various increments at various dates through June 2012 and 22 contracts to purchase USD for an aggregate notional amount of GBP £10.5 million maturing in various increments at various dates through May 2012.

At October 29, 2011, we had five contracts to purchase euros for an aggregate notional amount of US$1.0 million maturing in various increments at various dates through April 2012, two contracts to purchase USD for an aggregate notional amount of CAD $1.1 million maturing in various increments at various dates through December 2011 and 16 contracts to purchase USD for an aggregate notional amount of GBP £5.7 million maturing in various increments at various dates through December 2011.  For the three and nine months ended October 29, 2011, we recognized a net pretax gain of $0.7 million and a pretax loss of $0.9 million, respectively, in cost of sales in the condensed consolidated statement of earnings for our derivative financial instruments not designated as hedging instruments.

We had no derivative financial instruments with credit-risk-related contingent features underlying the agreements as of October 27, 2012, January 28, 2012 or October 29, 2011, respectively.

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

Net sales by brand and reportable segment are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net sales:
MW (1)	$407,403	$368,523	$1,208,384	$1,130,219
K&G	77,316	80,159	270,403	279,436
Moores	72,316	68,985	206,155	202,492
MW Cleaners	7,006	6,125	20,479	18,390
Total retail segment	564,041	523,792	1,705,421	1,630,537

Twin Hill	8,371	6,865	21,654	18,847
Dimensions and Alexandra (UK)	58,562	53,945	152,775	171,131
Total corporate apparel segment	66,933	60,810	174,429	189,978

Total net sales	$630,974	$584,602	$1,879,850	$1,820,515

(1)  MW includes Men’s Wearhouse and Men’s Wearhouse and Tux stores.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth supplemental products and services sales information for the Company (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net sales:
Men’s tailored clothing product	$225,428	$208,955	$683,372	$662,691
Men’s non-tailored clothing product	158,313	151,052	491,037	467,742
Ladies’ clothing product	17,951	17,300	60,776	58,924
Total retail clothing product	401,692	377,307	1,235,185	1,189,357

Tuxedo rental services	124,648	112,005	357,261	333,413

Alteration services	30,695	28,355	92,496	89,377
Retail dry cleaning services	7,006	6,125	20,479	18,390
Total alteration and other services	37,701	34,480	112,975	107,767

Corporate apparel clothing product	66,933	60,810	174,429	189,978

Total net sales	$630,974	$584,602	$1,879,850	$1,820,515

Operating income (loss) by reportable segment and the reconciliation to earnings before income taxes is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Operating income (loss):
Retail	$69,014	$60,414	$201,780	$193,471
Corporate apparel	3,495	(392)	3,266	(794)
Operating income	72,509	60,022	205,046	192,677
Interest income	166	112	437	270
Interest expense	(302)	(396)	(1,243)	(1,051)
Earnings before income taxes	$72,373	$59,738	$204,240	$191,896

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

Overview

We had revenues of $631.0 million, gross margin of $290.7 million and net earnings attributable to common shareholders of $48.8 million for the quarter ended October 27, 2012, compared to revenues of $584.6 million, gross margin of $268.2 million and net earnings attributable to common shareholders of $39.9 million for the quarter ended October 29, 2011.  We had revenues of $1,879.9 million, gross margin of $865.0 million and net earnings attributable to common shareholders of $135.1 million for the nine months ended October 27, 2012, compared to revenues of $1,820.5 million, gross margin of $824.0 million and net earnings attributable to common shareholders of $124.4 million for the nine months ended October 29, 2011.  We increased our revenues by $46.4 million or 7.9%, our gross margin by $22.5 million or 8.4% and our net earnings attributable to common shareholders by $9.0 million or 22.5% for the third quarter of 2012 as compared to the same prior year period.  We increased our revenues by $59.3 million or 3.3%, our gross margin by $41.0 million or 5.0% and our net earnings attributable to common shareholders by $10.7 million or 8.6% for the first nine months of 2012 as compared to the same prior year period.

The following table presents information with respect to retail apparel stores in operation during each of the respective fiscal periods:

	For the Three Months Ended		For the Nine Months Ended		For the Year Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011	January 28, 2012

Stores open at beginning of period:	1,153	1,178	1,166	1,192	1,192
Opened	13	8	21	15	25
Closed	(22)	(11)	(43)	(32)	(51)
Stores open at end of period	1,144	1,175	1,144	1,175	1,166

Stores open at end of period:
Men’s Wearhouse	625	597	625	597	607
Men’s Wearhouse & Tux	303	361	303	361	343
K&G	98	100	98	100	99
Moores	118	117	118	117	117
	1,144	1,175	1,144	1,175	1,166

During the first nine months of 2012, we opened 21 stores (19 Men’s Wearhouse stores, one K&G store and one Moores store) and closed 43 stores (one Men’s Wearhouse store, two K&G stores and 40 Men’s Wearhouse and Tux stores), of which 26 had reached the end of their lease terms.

Our sales and net earnings are subject to seasonal fluctuations.  In most years, a greater portion of our net retail clothing sales have been generated during the fourth quarter of each year when holiday season shopping peaks.  In addition, our tuxedo rental revenues are heavily concentrated in the second and third quarters while the fourth quarter is considered the seasonal low point.  With respect to corporate apparel sales and operating results, seasonal fluctuations are not significant but customer decisions to rebrand or revise their corporate wear programs can cause significant variations in period results.  Because of these fluctuations in our sales, results for any quarter are not necessarily indicative of the results that may be achieved for the full year.  Additionally, U.S. and global economic conditions that impact consumer confidence and the level of consumer discretionary spending also impact our operating results.

Results of Operations

For the Three Months Ended October 27, 2012 compared to the Three Months Ended October 29, 2011

The following table sets forth the Company’s results of operations expressed as a percentage of net sales for the periods indicated:

	For the Three Months Ended(1)
	October 27,	October 29,
	2012	2011
Net sales:
Retail clothing product	63.7%	64.5%
Tuxedo rental services	19.8	19.2
Alteration and other services	6.0	5.9
Total retail sales	89.4	89.6
Corporate apparel clothing product sales	10.6	10.4
Total net sales	100.0%	100.0%
Cost of sales(2):
Retail clothing product	43.9	42.8
Tuxedo rental services	13.2	14.1
Alteration and other services	74.3	77.3
Occupancy costs	12.6	13.3
Total retail cost of sales	51.8	52.2
Corporate apparel clothing product cost of sales	71.8	70.6
Total cost of sales	53.9	54.1
Gross margin(2):
Retail clothing product	56.1	57.2
Tuxedo rental services	86.8	85.9
Alteration and other services	25.7	22.7
Occupancy costs	(12.6)	(13.3)
Total retail gross margin	48.2	47.8
Corporate apparel clothing product gross margin	28.2	29.4
Total gross margin	46.1	45.9
Selling, general and administrative expenses	34.6	35.6
Operating income	11.5	10.3
Interest income	0.0	0.0
Interest expense	(0.0)	(0.1)
Earnings before income taxes	11.5	10.2
Provision for income taxes	3.7	3.4
Net earnings including noncontrolling interest	7.8	6.8
Net earnings attributable to noncontrolling interest	0.0	0.0
Net earnings attributable to common shareholders	7.7%	6.8%

(1)             Percentage line items may not sum to totals due to the effect of rounding.

(2)             Calculated as a percentage of related sales.

Total retail sales increased $40.2 million, or 7.7%, to $564.0 million due mainly to a $24.4 million increase in retail clothing product revenues and a $12.6 million increase in tuxedo rental services revenues.  These increases are attributable to the following:

(in millions)	Amount Attributed to
$30.1	Increase in comparable sales.
6.1	Increase from net sales of stores opened in 2011, relocated stores and expanded stores not yet included in comparable sales.
4.3	Increase in net sales from 21 new stores opened in 2012.
4.0	Increase in e-commerce, alteration and other services sales.
1.1	Increase in net sales resulting from change in U.S./Canadian dollar exchange rate.
(5.4)	Decrease in net sales resulting from closed stores.
$40.2	Increase in total retail sales.

Comparable store sales (which are calculated by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period) increased 9.5% at Men’s Wearhouse/Men’s Wearhouse and Tux, increased 3.0% at Moores and decreased 4.2% at K&G.  The increase at Men’s Wearhouse/Men’s Wearhouse and Tux resulted from increased average transactions per store and increased units sold per transaction that more than offset a decrease in average unit retails (net selling prices).  The increase at Moores was driven by increased units sold per transaction that more than offset a decrease in average unit retails and a slight decrease in average transactions per store.  The decrease at K&G was due to decreased units sold per transaction and decreased average transactions per store that more than offset an increase in average unit retails.  Tuxedo rental service revenues increased primarily due to increased unit rental rates and unit rentals.

Total corporate apparel clothing product sales increased $6.1 million to $66.9 million.  UK corporate apparel sales increased $4.6 million mainly due to new uniform programs by customers that were delivered in the third quarter of 2012.  U.S. corporate apparel sales increased $1.5 million due primarily to increased sales from a large customer program.

The Company’s gross margin was as follows:

	For the Three Months Ended
	October 27,	October 29,
	2012	2011
Gross margin (in thousands)	$290,697	$268,169

Gross margin as a percentage of related sales:
Retail gross margin:
Clothing product	56.1%	57.2%
Tuxedo rental services	86.8%	85.9%
Alteration and other services	25.7%	22.7%
Occupancy costs	(12.6)%	(13.3)%
Total retail gross margin	48.2%	47.8%

Corporate apparel clothing product gross margin	28.2%	29.4%

Total gross margin	46.1%	45.9%

Buying and distribution costs are included in determining our retail and corporate apparel clothing product gross margins.  Our gross margin may not be comparable to other specialty retailers, as some companies exclude costs related to their distribution network from cost of goods sold, while others, like us, include all or a portion of such costs in cost of goods sold and exclude them from selling, general and administrative expenses.  Tuxedo distribution costs are not included in determining our tuxedo rental services gross margin but are included in selling, general and administrative expenses.

In the retail segment, total gross margin as a percentage of related sales increased from 47.8% in the third quarter of 2011 to 48.2% in the third quarter of 2012.  On an absolute dollar basis, total retail segment gross margin increased $21.6 million or 8.6% from the same prior year quarter to $271.8 million in the third quarter of 2012.  Retail clothing product gross margin decreased from 57.2% in the third quarter of 2011 to 56.1% in the third quarter of 2012 due primarily to an increase in promotional events that caused average unit retails to decrease and to the flow through of product cost increases, mainly wool and cotton, that occurred in early 2012.  On an absolute dollar basis retail clothing product margin increased $9.6 million. Tuxedo rental services margin increased from 85.9% in the third quarter of 2011 to 86.8% in the third quarter of 2012 due mainly to a decrease in per unit rental costs in 2012 that more than offset an increase in royalty expenses. The gross margin for alteration and other services increased from 22.7% in the third quarter of 2011 to 25.7% in the third quarter of 2012 mainly as a result of cost leverage from increased alteration sales at Men’s Wearhouse/Men’s Wearhouse and Tux stores.  Occupancy costs as a percentage of retail sales, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, decreased from 13.3% in the third quarter of 2011 to 12.6% in the third quarter of 2012 mainly due to cost leverage from increased retail sales.  On an absolute dollar basis, occupancy costs increased $1.8 million primarily due to higher rent and depreciation expense.

In the corporate apparel segment, total gross margin as a percentage of related sales decreased from 29.4% in the third quarter of 2011 to 28.2% in the third quarter of 2012 mainly as a result of sales mix changes.  On an absolute dollar basis, corporate apparel gross margin increased $1.0 million as the added margin from increased sales more than offset the impact of sales mix changes.

Selling, general and administrative (“SG&A”) expenses increased to $218.2 million in the third quarter of 2012 from $208.1 million in the third quarter of 2011, an increase of $10.0 million or 4.8%.  As a percentage of total net sales, these expenses decreased from 35.6% in the third quarter of 2011 to 34.6% in the third quarter of 2012.  The components of this 1.0% net decrease in SG&A expenses as a percentage of total net sales and the related absolute dollar changes were as follows:

%	Attributed to
0.3

Increase in advertising expense as a percentage of sales from 3.2% in the third quarter of 2011 to 3.5% in the third quarter of 2012.  On an absolute dollar basis, advertising expense increased $3.5 million.

(0.5)

Decrease in store salaries as a percentage of sales from 12.8% in the third quarter of 2011 to 12.3% in the third quarter of 2012.  Store salaries on an absolute dollar basis increased $3.3 million primarily due to increased commissions associated with increased sales and increased store sales support salaries.

(0.8)

Decrease in other SG&A expenses as a percentage of sales from 19.6% in the third quarter of 2011 to 18.8% in the third quarter of 2012. On an absolute dollar basis, other SG&A expenses increased $3.2 million primarily due to increased payroll-related costs.

(1.0)%	Total

In the retail segment, SG&A expenses as a percentage of related net sales decreased from 36.2% in the third quarter of 2011 to 36.0% in the third quarter of 2012.  On an absolute dollar basis, retail segment SG&A expenses increased $12.9 million primarily due to increased advertising expense, store salaries and payroll-related costs.

In the corporate apparel segment, SG&A expenses as a percentage of related net sales decreased from 30.1% in the third quarter of 2011 to 22.9% in the third quarter of 2012.   On an absolute dollar basis, corporate apparel segment SG&A expenses decreased $2.9 million primarily due to reduced UK operating expenses following the consolidation of Dimensions and Alexandra distribution facilities and supporting service functions and the absence in the third quarter of 2012 of $1.0 million in integration costs incurred in the third quarter of 2011 associated with our August 2010 UK acquisitions.

Corporate apparel segment operating income of $3.5 million for the third quarter of 2012 includes $3.7 million of operating income in the UK and $0.2 million of operating losses in the U.S.

Our effective income tax rate was 32.2% for the third quarter of 2012 and 33.2% for the third quarter of 2011.  The effective tax rate for the third quarter of 2012 was lower than the statutory U.S. federal rate of 35% due to the favorable tax rate effects from lower foreign statutory tax rates imposed on our foreign operations, benefits from the conclusion of various income tax audits and recognition of previously unrecognized tax benefits and related accrued interest from expirations of statutes of limitations, partially offset by the unfavorable tax rate effect of state income taxes.   The effective tax rate for the third quarter of 2011 was lower than the statutory U.S. federal rate of 35% due to the favorable tax rate effects from lower foreign statutory tax rates imposed on our foreign operations and recognition of previously unrecognized tax benefits and related accrued interest from expirations of statutes of limitations, partially offset by the unfavorable tax rate effect of state income taxes.

These factors resulted in net earnings attributable to common shareholders of $48.8 million or 7.7% of net sales for the third quarter of 2012, compared with net earnings of $39.9 million or 6.8% of net sales for the third quarter of 2011.

For the Nine Months Ended October 27, 2012 compared to the Nine Months Ended October 29, 2011

The following table sets forth the Company’s results of operations expressed as a percentage of net sales for the periods indicated:

	For the Nine Months Ended(1)
	October 27,	October 29,
	2012	2011
Net sales:
Retail clothing product	65.7	65.3
Tuxedo rental services	19.0	18.3
Alteration and other services	6.0	5.9
Total retail sales	90.7	89.6
Corporate apparel clothing product sales	9.3	10.4
Total net sales	100.0%	100.0%
Cost of sales(2):
Retail clothing product	44.5	44.4
Tuxedo rental services	13.6	13.7
Alteration and other services	74.1	74.6
Occupancy costs	12.3	12.6
Total retail cost of sales	52.2	52.7
Corporate apparel clothing product cost of sales	71.1	72.3
Total cost of sales	54.0	54.7
Gross margin(2):
Retail clothing product	55.5	55.6
Tuxedo rental services	86.4	86.3
Alteration and other services	25.9	25.4
Occupancy costs	(12.3)	(12.6)
Total retail gross margin	47.8	47.3
Corporate apparel clothing product gross margin	28.9	27.7
Total gross margin	46.0	45.3
Selling, general and administrative expenses	35.1	34.7
Operating income	10.9	10.6
Interest income	0.0	0.0
Interest expense	(0.1)	(0.1)
Earnings before income taxes	10.9	10.5
Provision for income taxes	3.7	3.7
Net earnings including noncontrolling interest	7.2	6.8
Net (earnings) loss attributable to noncontrolling interest	0.0	0.0
Net earnings attributable to common shareholders	7.2%	6.8%

(1)             Percentage line items may not sum to totals due to the effect of rounding.

(2)             Calculated as a percentage of related sales.

Total retail sales increased $74.9 million, or 4.6%, to $1,705.4 million due mainly to a $45.8 million increase in retail clothing product revenues and a $23.8 million increase in tuxedo rental services revenues.  These increases are attributable to the following:

(in millions)	Amount Attributed to
$57.0	Increase in comparable sales.
22.9	Increase from net sales of stores opened in 2011, relocated stores and expanded stores not yet included in comparable sales.
7.9	Increase in net sales from 21 new stores opened in 2012.
7.6	Increase in e-commerce, alteration and other services sales.
(16.6)	Decrease in net sales resulting from closed stores.
(3.9)	Decrease in net sales resulting from change in U.S./Canadian dollar exchange rate.
$74.9	Increase in total retail sales.

Comparable store sales increased 5.9% at Men’s Wearhouse/Men’s Wearhouse and Tux, increased 3.9% at Moores and decreased 3.8% at K&G.  The increase at Men’s Wearhouse/Men’s Wearhouse and Tux resulted primarily from increased average unit retails (net selling prices) accompanied by slight increases in average transactions per store and units sold per transaction.  The increase at Moores was driven by increased units sold per transaction and increased average unit retails that more than offset a decrease in average transactions per store.  The decrease at K&G was due to decreased average unit retails and decreased units sold per transaction that more than offset a slight increase in average transactions per store.  Tuxedo rental service revenues increased primarily due to increased unit rentals and unit rental rates as well as increased sales of tuxedo accessories.

Total corporate apparel clothing product sales decreased $15.5 million to $174.4 million.  UK corporate apparel sales decreased $18.4 million due mainly to a lower level of customer directed new uniform rollouts in fiscal 2012 as compared to fiscal 2011, which included the largest single customer rollout in Dimensions’ operating history.  U.S. corporate apparel sales increased $2.8 million due primarily to increased sales from a large customer program.

The Company’s gross margin was as follows:

	For the Nine Months Ended
	October 27,	October 29,
	2012	2011
Gross margin (in thousands)	$865,003	$824,047

Gross margin as a percentage of related sales:
Retail gross margin:
Clothing product	55.5%	55.6%
Tuxedo rental services	86.4%	86.3%
Alteration and other services	25.9%	25.4%
Occupancy costs	(12.3)%	(12.6)%
Total retail gross margin	47.8%	47.3%

Corporate apparel clothing product gross margin	28.9%	27.7%

Total gross margin	46.0%	45.3%

Buying and distribution costs are included in determining our retail and corporate apparel clothing product gross margins.  Our gross margin may not be comparable to other specialty retailers, as some companies exclude costs related to their distribution network from cost of goods sold, while others, like us, include all or a portion of such costs in cost of goods sold and exclude them from selling, general and administrative expenses.  Tuxedo distribution costs are not included in determining our tuxedo rental services gross margin but are included in selling, general and administrative expenses.

In the retail segment, total gross margin as a percentage of related sales increased from 47.3% in the first nine months of 2011 to 47.8% in the first nine months of 2012.  On an absolute dollar basis total retail segment gross margin increased $43.1 million or 5.6% from the same prior year period to $814.6 million in the first nine months of 2012.  Retail clothing product gross margin decreased slightly from 55.6% in the first nine months of 2011 to 55.5% in the first nine months of 2012.  On an absolute dollar basis retail clothing product margin increased $24.6 million.  The tuxedo rental services gross margin increased slightly from 86.3% in the first nine months of 2011 to 86.4% in the first nine months of 2012 primarily due to a decrease in per unit rental costs in 2012 offset by increased royalty expenses.  The gross margin for alteration and other services increased from 25.4% to 25.9% mainly as a result of increased sales at Men’s Wearhouse/Men’s Wearhouse and Tux stores.  Occupancy costs as a percentage of retail sales, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, decreased from 12.6% in the first nine months of 2011 to 12.3% in the first nine months of 2012 mainly due to cost leverage from increased retail sales.  On an absolute dollar basis, occupancy costs increased $4.3 million primarily due to higher rent and depreciation expense.

In the corporate apparel segment, total gross margin as a percentage of related sales increased from 27.7% in the first nine months of 2011 to 28.9% in the first nine months of 2012 mainly as a result of cost synergies following the consolidation of Dimensions and Alexandra distribution facilities and supporting service functions and changes in the sales mix. On an absolute dollar basis, corporate apparel gross margin decreased $2.1 million as the impact of decreased sales more than offset the cost synergies and sales mix changes.

SG&A increased to $660.0 million in the first nine months of 2012 from $631.4 million in the first nine months of 2011, an increase of $28.6 million or 4.5%.  As a percentage of total net sales, these expenses increased from 34.7% in the first nine months of 2011 to 35.1% in the first nine months of 2012.  The components of this 0.4% net increase in SG&A expenses as a percentage of total net sales and the related absolute dollar changes were as follows:

%	Attributed to
0.4

Increase in advertising expense as a percentage of sales from 3.2% in the first nine months of 2011 to 3.6% in the first nine months of 2012.  On an absolute dollar basis, advertising expense increased $9.5 million.

0.1

Increase in store salaries as a percentage of sales from 12.4% in the first nine months of 2011 to 12.5% in the first nine months of 2012.  Store salaries on an absolute dollar basis increased $8.3 million primarily due to increased commissions associated with increased sales and increased store sales support salaries.

(0.1)

Decrease in other SG&A expenses as a percentage of sales from 19.1% in the first nine months of 2011 to 19.0% in the first nine months of 2012. On an absolute dollar basis, other SG&A expenses increased $10.8 million primarily due to increased payroll-related costs.

0.4%	Total

In the retail segment, SG&A expenses as a percentage of related net sales increased from 35.5% in the first nine months of 2011 to 35.9% in the first nine months of 2012.  On an absolute dollar basis, retail segment SG&A expenses increased $34.7 million primarily due to increased advertising expense, store salaries and payroll-related costs, offset partially by a reduction in non-cash asset impairment charges of $1.4 million.

In the corporate apparel segment, SG&A expenses as a percentage of related net sales decreased from 28.1% in the first nine months of 2011 to 27.1% in the first nine months of 2012.  On an absolute dollar basis, corporate apparel segment SG&A expenses decreased $6.1 million primarily due to reduced UK operating expenses following the consolidation of Dimensions and Alexandra distribution facilities and supporting service functions and the absence in the first nine months of 2012 of $2.5 million in integration costs incurred in the first nine months of 2011 associated with our August 2010 UK acquisitions.

Corporate apparel segment operating income of $3.3 million for the first nine months of 2012 includes $4.5 million of operating income in the UK and $1.2 million of operating losses in the U.S.

Our effective income tax rate was 33.8% for the first nine months of 2012 and 35.2% for the first nine months of 2011.  The effective tax rate for the first nine months of 2012 was lower than the statutory U.S. federal rate of 35% due to the favorable tax rate effects from lower foreign statutory tax rates imposed on our foreign operations, benefits from the conclusion of various income tax audits and recognition of previously unrecognized tax benefits and related accrued interest from expirations of statutes of limitations, partially offset by the unfavorable tax rate effect of state income taxes.   The effective tax rate for the first nine months of 2011 was higher than the statutory U.S. federal rate of 35% due mainly to state income taxes, partially offset by the favorable tax rate effects from lower foreign statutory tax rates imposed on our foreign operations and recognition of previously unrecognized tax benefits and related accrued interest from expirations of statutes of limitations.

These factors resulted in net earnings attributable to common shareholders of $135.1 million or 7.2% of net sales for the first nine months of 2012, compared with net earnings of $124.4 million or 6.8% of net sales for the first nine months of 2011.

Liquidity and Capital Resources

At October 27, 2012, January 28, 2012 and October 29, 2011, cash and cash equivalents totaled $138.0 million, $125.3 million and $138.5 million, respectively.  We had working capital of $588.6 million, $544.1 million and $557.8 million at October 27, 2012, January 28, 2012 and October 29, 2011, respectively.  Our primary sources of working capital are cash flows from operations and available borrowings under our Credit Agreement (as defined below).  The $44.5 million increase in working capital at October 27, 2012 compared to January 28, 2012 resulted mainly from net earnings adjusted for non-cash charges, increased accounts receivables and increased inventories, which more than offset an increase in accounts payable and purchases of shares of common stock made during the first nine months of 2012.

Credit Facilities

We have a revolving credit facility with a group of banks (the “Credit Agreement”) that provides for a total senior revolving credit facility of $200.0 million, with increases to $300.0 million upon additional lender commitments, that matures on January 26, 2016.  The Credit Agreement is secured by the stock of certain of our subsidiaries.  The Credit Agreement has several borrowing and interest rate options including the following indices:  (i) adjusted LIBO rate, (ii) adjusted EURIBO rate, (iii) CDO rate, (iv) Canadian prime rate or (v) an alternate base rate (equal to the greater of the prime rate, the federal funds rate plus 0.5% or the adjusted LIBO rate for a one-month period plus 1.0%).  Advances under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin of up to 2.75%.  The Credit Agreement also provides for fees applicable to amounts available to be drawn under outstanding letters of credit which range from 2.00% to 2.75%, and a fee on unused commitments which ranges from 0.35% to 0.50%.  As of October 27, 2012, there were no borrowings outstanding under the Credit Agreement.

The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain certain financial ratios.  The restrictive provisions in the Credit Agreement reflect an overall covenant structure that is generally representative of a commercial loan made to an investment-grade company.  Our debt, however, is not rated and we have not sought, and are not seeking, a rating of our debt.  We were in compliance with the covenants in the Credit Agreement as of October 27, 2012.

We utilize letters of credit primarily to secure inventory purchases and as collateral for workers compensation claims.  At October 27, 2012, letters of credit totaling approximately $22.9 million were issued and outstanding.  Borrowings available under our Credit Agreement at October 27, 2012 were $177.1 million.

Cash flow activities

Operating activities — Our primary source of operating cash flow is from sales to our customers.  Our primary uses of cash include clothing product inventory and tuxedo rental product purchases, personnel related expenses, occupancy costs, advertising costs and income tax payments.  Our operating activities provided net cash of $166.5 million in the first nine months of 2012, due mainly to net earnings, adjusted for non-cash charges, and an increase in accounts payable, accrued expenses and other current liabilities, offset by increases in accounts receivable, inventories and tuxedo rental product.

•                  The increase in accounts payable, accrued expenses and other current liabilities was primarily due to the timing of vendor payments for inventory and tuxedo product purchases.

•                  The increase in accounts receivable was primarily due to increased UK sales during the September/October 2012 period as compared to the December 2011/January 2012 period when sales were lower than usual due to Dimensions and Alexandra integration activities during those months.

•                  Inventories increased primarily due to retail sales increases, inventory builds for seasonal fourth quarter retail sales and corporate apparel product builds for scheduled fourth quarter rollouts of customer uniform programs.

•                  Tuxedo rental product increased from purchases of new product offerings and replenishment product to support the continued growth of our tuxedo rental business.

During the first nine months of 2011, our operating activities provided net cash of $147.5 million, due mainly to net earnings, adjusted for non-cash charges, increases in income taxes payable, accounts payable, accrued expenses and other current liabilities and a decrease in other assets, offset by increases in inventories and tuxedo rental product.

•                  Inventories increased primarily due to increased retail sales, inventory builds for seasonal fourth quarter retail sales and replenishment of comparatively oversold inventory levels at the end of 2010 following the third quarter 2010 introduction of a more aggressive promotional cadence.

•                  Tuxedo rental product increased to support the continued growth of our tuxedo rental business and to replenish retired rental product.

•                  The increase in accounts payable, accrued expenses and other current liabilities was primarily due to the timing of vendor payments for inventory and tuxedo product purchases.

•                  The decrease in other assets and the increase in income taxes payable were due to the timing and amounts of required tax payments.

Investing activities — Our cash outflows from investing activities are primarily for capital expenditures.  During the first nine months of 2012 and 2011, our investing activities used net cash of $90.1 million and $66.9 million, respectively, primarily for capital expenditures.  Our capital expenditures relate to costs incurred for stores opened, remodeled or relocated during the period or under construction at the end of the period, office and distribution facility additions and infrastructure technology investments.

Financing activities — Our cash outflows from financing activities consist primarily of cash dividend payments and repurchases of common stock, while cash inflows from financing activities consist primarily of proceeds from the issuance of common stock.  During the first nine months of 2012, our financing activities used net cash of $63.9 million due mainly to the repurchase of common stock of $41.3 million and cash dividends paid of $27.8 million, offset by $6.9 million proceeds from the issuance of common stock.  Our financing activities used net cash of $78.2 million for the first nine months of 2011, due mainly to the repurchase of common stock of $64.0 million and cash dividends paid of $18.9 million, offset by $6.0 million proceeds from the issuance of common stock.

Share repurchase program — We repurchase shares of our common stock primarily through open market transactions under a $150.0 million share repurchase program authorized by our Board of Directors in January 2011.

During the first nine months of fiscal 2011, 2,322,340 shares at a cost of $63.8 million were repurchased at an average price per share of $27.47 under the January 2011 authorization.  During the first nine months of fiscal 2012, 1,121,484 shares at a cost of $41.0 million were repurchased at an average price per share of $36.59 under the January 2011 authorization.   At October 27, 2012, the remaining balance available under the January 2011 authorization was $45.2 million.

During the nine months ended October 27, 2012 and October 29, 2011, 7,041 shares and 7,132 shares, respectively, at a cost of $0.3 million and $0.2 million, respectively, were repurchased at an average price per share of $37.28 and $27.77, respectively, in private transactions to satisfy tax withholding obligations arising upon the vesting of certain restricted stock.

The following table summarizes our common stock repurchases (in thousands, except share data and average price per share):

	For the Nine Months Ended
	October 27, 2012	October 29, 2011

Shares repurchased	1,128,525	2,239,472
Total costs	$41,296	$63,988
Average price per share	$36.59	$27.47

In June 2012, 6,295 treasury shares of our common stock were reissued pursuant to a two-year services agreement with an unrelated third party.  The fair value of the common stock issued was approximately $0.2 million.

Dividends — Cash dividends paid were approximately $27.8 million and $18.9 million for the nine months ended October 27, 2012 and October 29, 2011, respectively.

In September 2012, our Board of Directors declared a quarterly cash dividend of $0.18 per share payable on December 21, 2012 to shareholders of record at close of business on December 11, 2012.  The dividend payout is estimated to be approximately $9.2 million and is included in accrued expenses and other current liabilities on the condensed consolidated balance sheet as of October 27, 2012.

Future cash flow

Our primary uses of cash are to finance working capital requirements of our operations.  In addition, we will use cash to fund capital expenditures, income tax and dividend payments, operating leases and various other commitments and obligations, as they arise.

Capital expenditures are anticipated to be in the range of $125.0 to $130.0 million for 2012.  This amount includes the anticipated costs of opening approximately 34 new Men’s Wearhouse stores, three new Moores stores and one new K&G store in 2012.  This amount also includes the $13.4 million purchase, completed in June 2012, of approximately 7.7 acres with three buildings (total square footage 115,737) in Fremont, California to be utilized for offices as we consolidate our California office locations.  The balance of the capital expenditures for 2012 will be used for telecommunications, point-of-sale and other computer equipment and systems, store relocations, remodeling and expansion, distribution and office facilities and investment in other corporate assets.  The actual amount of future capital expenditures will depend in part on the number of new stores opened and the terms on which new stores are leased, as well as on industry trends consistent with our anticipated operating plans.

Current domestic and global economic conditions, including unemployment levels, public sector spending and credit market constraints, could negatively affect our future operating results as well as our existing cash and cash equivalents balances.  In addition, conditions in the financial markets could limit our access to additional capital resources, if needed, and could increase associated costs.  We believe, based on our current business plan, that our existing cash and cash flows from operations will be sufficient to fund our planned store openings, relocations and remodelings, other capital expenditures and operating cash requirements, and that we will be able to maintain compliance with the covenants in our Credit Agreement for at least the next 12 months.  Borrowings available under our Credit Agreement were $177.1 million as of October 27, 2012.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended October 27, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6 - EXHIBITS

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

The following financial information from The Men’s Wearhouse, Inc.’s Quarterly Report on Form 10-Q for the three and nine months ended October 27, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Other Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, The Men’s Wearhouse, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 6, 2012		THE MEN’S WEARHOUSE, INC.

	By:	/s/ DIANA M. WILSON
Diana M. Wilson
Executive Vice President, Interim Chief Financial Officer, Treasurer and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number		Exhibit Index

31.1	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).
31.2	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).
32.1	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).
32.2	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).
101.1	—

The following financial information from The Men’s Wearhouse, Inc.’s Quarterly Report on Form 10-Q for the three and nine months ended October 27, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith:  (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.