Form 10-K
period 2013-02-02
MENS WEARHOUSE INC
filed 2013-04-03
CIK 884217

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2013
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐.    No ☒.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of shares of common stock on the New York Stock Exchange on July 28, 2012, was approximately $1,309.3 million.

The number of shares of common stock of the registrant outstanding on March 22, 2013 was 50,817,824 excluding 21,748,078 shares classified as Treasury Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated as to
Notice and Proxy Statement for the Annual Meeting of Shareholders scheduled to be held June 19, 2013.	Part III: Items 10,11,12, 13 and 14

FORM 10-K REPORT INDEX

Forward-Looking and Cautionary Statements

Certain statements made in this Annual Report on Form 10-K and in other public filings and press releases by the Company contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) that involves risk and uncertainty. These forward-looking statements may include, but are not limited to, references to, sales, earnings, margins, costs, number and costs of store openings, future capital expenditures, acquisitions, demand for clothing, market trends in the retail and corporate apparel clothing business, currency fluctuations, inflation and various economic and business trends. Forward-looking statements may be made by management orally or in writing, including, but not limited to, Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K and other sections of our filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended and the Securities Act of 1933, as amended.

Forward-looking statements are not guarantees of future performance and a variety of factors could cause actual results to differ materially from the anticipated or expected results expressed in or suggested by these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to: actions by governmental entities; domestic and international economic activity and inflation; success, or lack thereof, in executing our internal operating plans and new store and new market expansion plans, including successful integration of acquisitions; performance issues with key suppliers; disruption in buying trends due to homeland security concerns; severe weather; foreign currency fluctuations; government export and import policies; aggressive advertising or marketing activities of competitors; and legal proceedings. Future results will also be dependent upon our ability to continue to identify and complete successful expansions and penetrations into existing and new markets and our ability to integrate such expansions with our existing operations. Refer to "Risk Factors" contained in Part I of this Annual Report on Form 10-K for a more complete discussion of these and other factors that might affect our performance and financial results. These forward-looking statements are intended to convey the Company's expectations about the future, and speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

We are one of the largest specialty retailers of men's suits and the largest provider of tuxedo rental product in the United States ("U.S.") and Canada. At February 2, 2013, we operated 1,143 retail stores, with 1,023 stores in the U.S. and 120 stores in Canada. Our U.S. retail stores are operated under the brand names of Men's Wearhouse (638 stores), Men's Wearhouse and Tux (288 stores) and K&G (97 stores) in 50 states and the District of Columbia. Our Canadian stores are operated under the brand name of Moores Clothing for Men ("Moores") in ten provinces. We also conduct retail dry cleaning, laundry and heirlooming operations through MW Cleaners in the Houston, Texas area. These operations comprise our retail segment.

Additionally, we operate two corporate apparel providers—our UK-based holding company operations, the largest provider in the United Kingdom ("UK") under the Dimensions, Alexandra and Yaffy brands, and our Twin Hill operations in the U.S. These operations provide corporate clothing uniforms and workwear to workforces through multiple channels including managed corporate accounts, catalogs and the internet. The Company acquired 86% of the UK-based holding company in 2010. Certain previous shareholders of Dimensions control 14%, of the UK-based holding company and the Company has the right to acquire this 14% after fiscal 2013. These operations comprise our corporate apparel segment.

During fiscal years 2012, 2011 and 2010, we generated total consolidated net earnings attributable to common shareholders of $131.7 million $120.6 million and $67.7 million, respectively. Our two reportable segments contributed the following net sales and operating income in each of the last three fiscal years (in thousands):

	Fiscal Year
	2012	2011	2010
Net sales:
Retail	$2,248,849	$2,139,193	$1,976,366
Corporate apparel	239,429	243,491	126,298

Total net sales	$2,488,278	$2,382,684	$2,102,664

Operating income (loss):
Retail	$194,679	$189,995	$108,392
Corporate apparel	3,889	(4,563)	(6,721)

Operating income	$198,568	$185,432	$101,671

Additional segment information, together with certain geographical information, is included in Note 14 of Notes to Consolidated Financial Statements contained herein.

Retail Segment

  Overview

In our retail segment, we offer our products and services through our four retail merchandising brands—The Men's Wearhouse, Men's Wearhouse and Tux, Moores Clothing for Men and K&G—and the internet at www.menswearhouse.com and www.kgstores.com. Our stores are located throughout the U.S. and Canada and carry a wide selection of exclusive and non-exclusive merchandise brands. Our retail segment accounted for approximately 90.4%, 89.8% and 94.0% of our total net sales in fiscal 2012, 2011 and 2010, respectively. MW Cleaners, a retail dry cleaning, laundry and heirlooming operation in the Houston, Texas area, is also aggregated in the retail segment as these operations have not had a significant effect on the revenues or expenses of the Company.

Below is a summary of store statistics with respect to our retail apparel stores during each of the respective fiscal years, followed by a brief description of each brand.

	For the Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Stores open at beginning of period:	1,166	1,192	1,259
Opened	37	25	10
Closed	(60)	(51)	(77)

Stores open at end of period	1,143	1,166	1,192

Stores open at end of period:
Men's Wearhouse	638	607	585
Men's Wearhouse and Tux	288	343	388
Moores	120	117	117
K&G	97	99	102

Total	1,143	1,166	1,192

At February 2, 2013 we also operated 35 retail dry cleaning, laundry and heirlooming facilities in the Houston, Texas area.

  Men's Wearhouse/Men's Wearhouse and Tux

Under the Men's Wearhouse brand, we target the male consumer by providing a superior level of customer service and offering a broad selection of exclusive and non-exclusive merchandise brands at regular and sale prices we believe are competitive with specialty and traditional department stores. Our merchandise includes suits, suit separates, sport coats, slacks, formalwear, business casual, sportswear, outerwear, dress shirts, shoes and accessories in classic, modern and slim fits and in a wide range of sizes including a significant selection of "Big and Tall" product. We also offer a full selection of tuxedo rental product. We believe our tuxedo rental program broadens our customer base by drawing first-time and younger customers into our stores; accordingly, our offering includes an expanded merchandise assortment including dress and casual apparel targeted towards the younger customer.

Men's attire is characterized by infrequent and more predictable fashion changes. Therefore, we believe we are not as exposed to trends typical of more fashion-forward apparel retailers where significant markdowns to move out-of-style merchandise are more common. However, our concentration in "wear-to-work" business attire is impacted by macroeconomic trends, particularly employment levels.

At February 2, 2013, we operated 638 Men's Wearhouse retail apparel stores in 50 states and the District of Columbia with an average square footage of 5,721 per store. These stores are referred to as "Men's Wearhouse stores" or "traditional stores" that offer a full selection of retail merchandise and tuxedo rental product. Men's Wearhouse stores are primarily located in regional strip and specialty retail shopping centers. In fiscal 2012, we opened 33 new Men's Wearhouse stores and closed two Men's Wearhouse stores.

At February 2, 2013, we also operated another 288 stores in 37 states branded as Men's Wearhouse and Tux that offer a full selection of tuxedo rental product and a limited selection of retail merchandise, including dress and casual apparel targeted towards a younger customer. These stores, referred to as "rental stores", are smaller than our traditional stores, averaging 1,372 square feet per store at February 2, 2013, and are located primarily in regional malls and lifestyle centers. In fiscal 2012, we closed 55 Men's Wearhouse and Tux stores as we continued to experience a consumer driven shifting of rental revenues from the rental stores to our Men's Wearhouse stores located one mile or less in proximity.

Our Men's Wearhouse and Men's Wearhouse and Tux stores accounted for 70.3% of our total retail segment net sales in fiscal 2012, 68.8% in fiscal 2011 and 68.1% in fiscal 2010.

  Moores

Moores is one of Canada's leading specialty retailers of men's apparel. Similar to the Men's Wearhouse stores, Moores stores offer a broad selection of exclusive and non-exclusive merchandise brands at regular and sale prices that we believe are competitive with traditional Canadian specialty and department stores. Moores' merchandise consists of suits, suit separates, sport coats, slacks, formalwear, business casual, sportswear, outerwear, dress shirts, shoes and accessories in classic, modern and slim fits and in a wide range of sizes including a selection of "Big and Tall" product. We also offer tuxedo rentals at all of our Moores stores which we believe broadens our customer base by drawing first-time and younger customers into our stores. To further accommodate these younger tuxedo rental customers, we also offer an expanded merchandise assortment including dress and casual apparel targeted towards a younger customer. As with our Men's Wearhouse stores, Moores' concentration in "wear-to-work" business attire is impacted by macroeconomic trends, particularly employment levels.

At February 2, 2013, we operated 120 retail apparel stores in ten Canadian provinces averaging 6,362 square feet per store. Moores stores are primarily located in regional strip and specialty retail shopping centers. In fiscal 2012, we opened three new Moores stores.

Our Moores stores accounted for 12.2% of our total retail segment net sales in fiscal 2012, 12.5% in fiscal 2011 and 12.5% in fiscal 2010.

  K&G

K&G stores offer a more value-oriented superstore approach that we believe appeals to the more price sensitive customer in the apparel market. K&G offers first-quality, current-season apparel and accessories comparable in quality to that of traditional department stores, at prices we believe are typically up to 70% below the regular prices charged by such stores. K&G's merchandising strategy emphasizes broad assortments across all major categories of both men's and ladies' apparel, including tailored clothing, dress furnishings, sportswear, accessories and shoes and children's apparel in a wide depth of sizes including "Big and Tall" and "Women's". This merchandise selection, which includes exclusive and non-exclusive merchandise brands, positions K&G to attract a wide range of customers in each of its markets.

At February 2, 2013, we operated 97 K&G stores in 28 states, 92 of which also offer ladies' career apparel, sportswear, accessories and shoes and children's apparel. K&G stores vary in size from approximately 9,600 to 42,000 total square feet. The average square footage at February 2, 2013 was 23,704 with a 20,000 to 25,000 square foot men's and ladies' superstore prototype. K&G stores are "destination" stores located primarily in second generation strip shopping centers that are easily accessible from major highways and thoroughfares. In fiscal 2012, we opened one new K&G store and closed three K&G stores.

Our K&G stores accounted for 16.3% of our total retail segment net sales in fiscal 2012, 17.5% in fiscal 2011 and 18.2% in fiscal 2010.

  Customer Service and Marketing

The Men's Wearhouse and Moores sales personnel are trained as clothing consultants to provide customers with assistance and advice on their apparel needs, including product style, color coordination, fabric choice and garment fit. Consultants are encouraged to offer guidance to the customer at each stage of the decision-making process, making every effort to earn the customer's confidence and to create a professional relationship that will continue beyond the initial visit. Men's Wearhouse and Tux stores are generally smaller than our traditional stores and are staffed to facilitate the tuxedo rental and retail sales process.

K&G stores are designed to allow customers to select and purchase apparel by themselves. For example, each merchandise category is clearly marked and organized by size, and suits are specifically tagged ("Slim Fit," "Modern Fit," "Classic Fit," "Urban Fit," etc.) as a means of further assisting customers to easily select their styles and sizes. K&G employees are also available to assist customers with merchandise selection, including correct sizing.

Each of our retail apparel stores provides on-site tailoring services to facilitate timely alterations at a reasonable cost to customers. Tailored clothing purchased at a Men's Wearhouse store will be pressed and re-altered (if the alterations were performed at a Men's Wearhouse store) free of charge for the life of the garment.

Because management believes that men prefer direct and easy store access, we attempt to locate our retail apparel stores in regional strip and specialty retail shopping centers or in freestanding buildings to enable customers to park near the entrance of the store.

The Company's advertising strategy primarily consists of television, radio, email, online (including social networking), mobile, direct mail, telemarketing and bridal shows. We consider our integrated efforts across these channels to be the most effective means of both attracting and reaching potential new customers, as well as reinforcing our positive attributes for our various brands with our existing customer base. Our total annual advertising expenditures for the retail segment were $92.2 million, $82.0 million and $89.9 million in 2012, 2011 and 2010, respectively.

We have a preferred relationship with David's Bridal, Inc., the nation's largest bridal retailer, with respect to our tuxedo rental operations and, starting in 2013, are the preferred tuxedo provider for TheKnot.com. We also entered into an agreement with Vera Wang in fiscal 2011 that gives us the exclusive right to "Black by Vera Wang" tuxedo products for rental and retail sale.

We also offer our "Perfect Fit" loyalty program to our Men's Wearhouse, Men's Wearhouse and Tux and Moores customers. Under the loyalty program, customers receive points for purchases. Points are equivalent to dollars spent on a one-for-one basis, excluding any sales tax dollars. Upon reaching 500 points, customers are issued a $50 rewards certificate which they may use to make purchases at Men's Wearhouse, Men's Wearhouse and Tux or Moores stores. We believe that the loyalty program facilitates our ability to cultivate long-term relationships with our customers. All customers who register for our "Perfect Fit" loyalty program are eligible to participate and earn points for purchases. Approximately 82% of sales transactions at our Men's Wearhouse, Men's Wearhouse and Tux and Moores stores were to customers who participated in the loyalty program in fiscal 2012.

  Merchandising

Our retail apparel stores offer a broad selection of exclusive and non-exclusive men's business attire, including a consistent stock of core items (such as basic suits, navy blazers and tuxedos) and a significant selection of "Big and Tall" product. Although basic styles are emphasized, each season's merchandise reflects current fit, fabric and color trends. The broad merchandise selection creates increased sales opportunities by permitting a customer to purchase substantially all of his tailored wardrobe and accessory requirements, including shoes, at our retail apparel stores. Additionally, at Men's Wearhouse stores, if the customer wants an item that is not available at the store our clothing consultants have access to order through our website to fulfill the customer's purchasing needs. Within our tailored clothing, we offer an assortment of styles from a variety of manufacturers and maintain a broad selection of fabrics, colors and sizes, including "Big and Tall" and boys. Based on the experience and expertise of our management, we believe that the depth of selection offered provides us with an advantage over most of our competitors.

The Company's inventory mix includes business, business casual, casual and formal merchandise designed to meet the demand of our customers. This merchandise consists of tailored and non-tailored clothing (sport coats, casual slacks, knits and woven sports shirts, sweaters and casual shoes) that complements the existing product mix and provides opportunity for enhanced sales without significant inventory risk. Our assortment includes the classic fit, comprised of pleated pants and a more generous fit, and modern fit, consisting of flat front pants, narrower lapels, side vent jackets and a more tailored but still comfortable fit. In addition, we have expanded our merchandise assortment targeted towards a younger customer in our retail stores with the addition of slim fit clothing, a fit that is much closer to the body producing a slimmer, more flattering look.

During 2012, 2011 and 2010, 57.1%, 57.4% and 56.3%, respectively, of our total retail men's net clothing product sales were attributable to tailored clothing (suits, suit separates, sport coats and slacks) and 42.9%, 42.6% and 43.7%, respectively, were attributable to casual attire, sportswear, shoes, shirts, ties, outerwear and other clothing product sales.

We do not purchase significant quantities of merchandise overruns or close-outs. We provide recognizable quality merchandise at prices that assist the customer in identifying the value available at our retail apparel stores. We believe that the merchandise at Men's Wearhouse and Moores stores, before consideration of promotional discounts, is generally offered at attractive price points that are competitive with traditional department stores and that merchandise at K&G stores is generally up to 70% below regular retail prices charged by such stores.

Our promotional pricing strategy utilizes a variety of pricing techniques such as "buy one get one free" and "buy one get one for $100" designed to encourage multiple unit sales allowing us to offer our customers excellent value while still maintaining adequate margins and remaining competitive in the current economic environment.

  Purchasing and Distribution

We purchase merchandise and tuxedo rental product from approximately 800 vendors. In 2012, no vendor accounted for 10% or more of our purchases. Management does not believe that the loss of any vendor would significantly impact us. While we have no material long-term contracts with our vendors, we believe that we have developed an excellent relationship with our vendors that is supported by consistent purchasing practices.

We purchased approximately 28% and 30% of total U.S. and Canada clothing product purchases, respectively, in fiscal 2012 through our direct sourcing program. We have no long-term merchandise supply contracts and typically transact business on a purchase order-by-purchase order basis either directly with manufacturers and fabric mills or with trading companies. We have developed long-term and reliable relationships with over half of our direct manufacturers and fabric mills, which we believe provides stability, quality and price leverage. We also work with trading companies that support our relationships with vendors for our direct sourced merchandise and contract agent offices that provide administrative functions on our behalf. In addition, the agent offices provide all quality control inspections and ensure that our operating procedures manuals are adhered to by our suppliers.

During 2012, approximately 82% of our direct sourced merchandise was sourced in Asia (71% from China and Indonesia) while 5% was sourced in Mexico and 13% was sourced in Europe and other regions. All of our foreign purchases are negotiated and paid for in U.S. dollars, except purchases from Italy which are negotiated and paid for in Euros. All direct sourcing vendors are expected to adhere to our compliance program. To oversee compliance, we have a direct sourcing compliance department and we also use the services of an outside audit company to conduct frequent vendor audits.

All retail apparel merchandise for Men's Wearhouse and Men's Wearhouse and Tux stores is received into our distribution center located in Houston, Texas, where it is either placed in back-stock or allocated to and picked by store for shipping. In the majority of our larger markets, we also have separate hub facilities or space within certain Men's Wearhouse stores used as redistribution facilities for their respective areas. Approximately 38% of purchased merchandise is transported to our K&G stores from our Houston distribution center; all other merchandise is direct shipped by vendors to the stores. Most purchased merchandise for our Moores stores is distributed to the stores from our distribution center in Montreal, Quebec.

Our tuxedo rental product is located in our Houston distribution center and in six additional distribution facilities located in the U.S. (five) and Canada (one). The six additional distribution facilities also receive limited quantities of retail product, primarily formalwear accessories, that is sold in our Men's Wearhouse, Men's Wearhouse and Tux and Moores stores.

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

  Competition

Our primary competitors include specialty men's clothing stores, traditional department stores, off-price retailers, manufacturer-owned and independently-owned outlet stores and their e-commerce channels and independently owned tuxedo rental stores. We believe that the principal competitive factors in the menswear market are merchandise assortment, quality, price, garment fit, merchandise presentation, store location and customer service, including on-site tailoring.

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

Corporate Apparel Segment

  Overview

Our corporate apparel segment provides corporate clothing uniforms and workwear to workforces with operations conducted by Twin Hill in the U.S. and, beginning in the third quarter of fiscal 2010, by our UK holding company operating under the Dimensions, Alexandra and Yaffy brands primarily in the UK. We offer our corporate apparel clothing products through multiple channels including managed corporate accounts, catalogs and the internet at www.dimensions.co.uk and www.alexandra.co.uk. We offer a wide variety of customer branded apparel such as shirts, blouses, trousers, skirts and suits as well as a wide range of other products from aprons to safety vests to high visibility police outerwear. With respect to our managed contracts, we generally provide complete management of our customers' corporate clothing programs from design, fabric buying and manufacture to measuring, product roll-outs and ongoing stock replacement and replenishment. The corporate apparel segment accounted for approximately 9.6%, 10.2% and 6.0% of our total net sales in fiscal 2012, 2011 and 2010, respectively.

  Customer Service and Marketing

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

Our managed contract customers are generally organizations with larger numbers of uniform wearing employees or those that use uniforms as a form of brand identity. We have long established relationships with many of the UK's top employers and we currently maintain over 25 managed accounts with an average account size greater than 15,000 wearers. Our typical catalog customers are small to medium sized organizations with a relatively smaller number of employees or organizations where brand differentiation is not imperative.

Under our managed contracts, we take responsibility for dressing our customers' employees and are the exclusive supplier of corporate wear to many of our customers. Because of the nature of the managed contract model, we ensure that we are fully involved in all of our customers' uniform requirements, from daily replenishment requirements to longer term rebranding plans and wider corporate wear strategy. As a result, our relationship and level of interaction with our customers is generally far deeper and more embedded than conventional customer-supplier relationships.

Managed contracts are generally awarded through a request for proposal or tender process for multi-year contracts. Our teams continually monitor market opportunities to obtain access to such contracts. Regular contact with corporate wear buyers is supplemented with mail campaigns, attendance at trade fairs and trade magazine advertisements. Generally, we provide each managed contract customer with a specific account manager who often works two or three days a week on-site at our larger customers' offices. In addition to maintaining customer requirements, the account manager is also responsible for suggesting and implementing ways of improving the customer's corporate wear process.

During fiscal 2012, no one customer accounted for 10% or more of our total corporate apparel net sales. Management does not believe that the loss of any customer would significantly impact us.

Our catalogs are distributed via mail and, in the U.S., by sales representatives. The catalogs offer a full range of our products and offer further branding or embellishment of any product ordered. Catalog orders can be placed via mail, fax or direct contact with our sales representatives. Our UK e-commerce platforms also allow online ordering via our websites and provide 24 hour functionality, with a full list of our products and their details and real-time stock information. In addition, we regularly develop dedicated websites for our corporate clients for use by their employees in ordering their company specific corporate wear.

  Merchandising

In our corporate apparel operations, we work with our customers, who are generally businesses and organizations in both the public and private sector, to create custom apparel programs designed to support and enhance their respective brands. Our comprehensive apparel collections, including basic apparel categories such as shirts, blouses, trousers, skirts and suits as well as a wide range of other products from aprons to safety vests to high visibility police outerwear, feature designs with sizes and fits that meet the performance needs of our customers' employees and utilize the latest technology in long-wearing fabrications. Career wear, casual wear and workwear make up an increasingly significant portion of the product mix as service industry customers continue to grow.

Under our managed contracts, our customers receive a full range of services including design, fabric buying and manufacturing, measuring and sizing, employee database management and replenishment forecasting, supply chain management and distribution and logistics of finished products. Customers work with our in-house design and technical teams to design and develop uniforms or other corporate wear that creates strong brand identity. We utilize our management information and garment tracking system which highlights trends, identifies issues and provides benchmark data for the customer at all levels from individual wearer to enterprise-wide. This system also allows us to identify potential cost savings and develop solutions on behalf of our customers and to respond quickly to trends or other changing needs.

With respect to our UK catalog and internet operations, customers can design an off-the-rack program that provides custom alterations and embroidery on any of our standard, ready-to wear clothing. We work with such customers to create a distinctive, branded program that may include the addition of a company logo or other custom trim. We launched a new, enhanced e-commerce website in fiscal 2012 for direct sales to customers.

  Purchasing and Distribution

Most corporate apparel garment production is outsourced to third-party manufacturers and fabric mills through our direct sourcing programs. We have developed long-term relationships with most of our direct manufacturers and fabric mills, which we believe provides stability, quality and reliability. We do not have any material long-term contracts with our vendors and no vendor accounted for 10% or more of our fiscal 2012 purchases. We also work with trading companies that support our relationships with our direct source vendors and with contract agent offices that provide administrative functions on our behalf. In addition, the agent offices assist with quality control inspections and ensure that our operating procedures manuals are adhered to by our suppliers.

During 2012, approximately 64% of our corporate wear product purchases was sourced in Asia (primarily China, Sri Lanka and Indonesia) while approximately 36% was sourced from Europe and other regions. Our foreign purchases from Asia are negotiated and paid for in U.S. dollars, while our purchases from Europe and other regions are negotiated and paid for in pounds Sterling or Euros.

All corporate apparel merchandise is received into our distribution facilities located in Houston, Texas for U.S. operations and Long Eaton for the UK operations. Customer orders are dispatched to the customer or individual wearers employed by the customer via common carrier or pursuant to other arrangements specified by the customer.

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

Expansion Strategy

Our expansion strategy includes:

  •
  opening more retail segment stores in new and existing markets,

  •
  continuing to diversify our merchandise mix,

  •
  expanding our exclusive brand portfolio,

  •
  expanding our tuxedo rental business,

  •
  integrating digital technologies and

  •
  identifying potential acquisition opportunities.

We believe that we can increase the number of traditional Men's Wearhouse stores in the U.S. from 638 at the end of fiscal 2012 to approximately 750 over the next several years, with 32 to 36 new stores planned for fiscal 2013. We also believe that we can increase the number of Moores stores in Canada from the current 120 to approximately 125 over several years, with three new stores planned for fiscal 2013. Store expansion will be in new and existing markets including single store markets and smaller stores in central business districts. We believe these additional stores will put us in closer proximity to a larger portion of our target customer base and will generate opportunities for incremental sales of our quality merchandise selection and tuxedo rentals.

We believe that additional growth opportunities also exist through continuing the diversification of our merchandise mix. As a result of recent trends in men's apparel that favor trimmer fitting product, we are increasing our offerings in slim fit. We will continue to feature these products in our stores and our marketing channels to target the younger customer as well as the other demographics that will be influenced by this trend.

By expanding our exclusive brand portfolio, we believe we will be able to expand our product margins and increase profitability. We continue to evaluate acquisition of brands and trademarks, as well as the development of brands in-house. In early 2013, we named Joseph Abboud our Chief Creative Director to create exclusive brands and products for our customers.

We plan to continue to pursue growth in our tuxedo rental business. In 2012, we launched a new tuxedo rental website and introduced two mobile phone applications for tuxedo rentals. We also introduced an exclusive "Black by Vera Wang" tuxedo that continues to have a positive influence on our rentals. We believe that our tuxedo marketing initiatives including our David's Bridal and TheKnot.com relationships, rental offerings, online website enhancements and continued emphasis on customer service will enable us to continue to grow our tuxedo rentals in fiscal 2013.

Our future growth plans also include the integration of digital technologies to provide a sales experience that combines the advantages of our physical store with an information rich online shopping experience through our website and mobile applications. We plan to continue to make investments in technologies, business processes and personnel intended to deepen our customer relationships and increase our share of their closet.

We also plan to evaluate potential opportunities for growth through acquisitions or other strategic investments.

In March 2013, we announced that we have engaged Jefferies & Co. to assist us in evaluating strategic alternatives for our K&G operations. We believe that our core strengths lie primarily in our service culture and specialty men's apparel retailing, and that we will be better able to focus our efforts on these core operations by taking this action.

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

Trademarks and Servicemarks

We are the owner in the U.S. and selected other countries of the trademarks and service marks THE MEN'S WEARHOUSE®, and MW MEN'S WEARHOUSE and design®, and MEN'S WEARHOUSE® and of federal registrations therefor. Our rights in the MEN'S WEARHOUSE marks and its variations are a significant part of our business, as the marks have become well known through our use of the marks in connection with our retail and formalwear rental services and products (both in store and online) and our advertising campaigns. Accordingly, we intend to maintain our marks and the related registrations.

We are the owner of various marks and trademark registrations in the U.S., Canada and the UK under which our stores and corporate apparel business operate or which are used to label the products we sell or rent. We intend to maintain our marks and the related registrations.

We have entered into license agreements with a limited number of parties under which we are entitled to use designer labels in return for royalties paid to the licensor based on the costs of the relevant product. These license agreements generally limit the use of the individual label to products of a specific nature (such as men's suits, men's formalwear or men's shirts). The labels licensed under these agreements will continue to be used in connection with a portion of the purchases under the direct sourcing program described above, as well as purchases from other vendors. We monitor the performance of these licensed labels compared to their cost and may elect to selectively terminate any license, as provided in the particular agreement.

Employees

At February 2, 2013, we had approximately 17,500 employees, consisting of approximately 15,000 in the U.S. and 2,500 in foreign countries, of which approximately 12,400 were full-time employees. Seasonality affects the number of part-time employees as well as the number of hours worked by full-time and part-time personnel.

Available Information

Our website address is www.menswearhouse.com. Through the investor relations section of our website, we provide free access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the "SEC"). In addition, copies of the Company's annual reports will be made available, free of charge, upon written request. The public may read and copy any materials we file with or furnish to the SEC at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains the Company's filings and other information regarding issuers who file electronically with the SEC at www.sec.gov.

ITEM 1A.    RISK FACTORS

We wish to caution you that there are risks and uncertainties that could affect our business. These risks and uncertainties include, but are not limited to, the risks described below and elsewhere in this report, particularly found in "Forward-Looking and Cautionary Statements." The following is not intended to be a complete discussion of all potential risks or uncertainties, as it is not possible to predict or identify all risk factors.

Our business is particularly sensitive to economic conditions and consumer confidence.

During most of 2012, the U.S. and global financial and equity markets continued to reflect recessionary trends, including tighter credit and lower levels of consumer confidence, consumer spending and business activity in general, as well as high levels of unemployment. While economic conditions have improved in recent quarters, the U.S. and global economic conditions remain volatile as high unemployment levels and overall economic conditions could negatively impact consumer confidence and the level of consumer discretionary spending. The continuation and/or recurrence of these market conditions could intensify the adverse effect of such conditions on our revenues and operating results.

We believe that these market conditions affect us more than other retailers because discretionary spending for items like men's tailored apparel tends to slow sooner and to recover later than that for other retail purchases. Accordingly, sales of our products may be adversely affected by a continuation or worsening of recent economic conditions, increases in consumer debt levels, uncertainties regarding future economic prospects or a decline in consumer confidence. During an actual or perceived economic downturn, fewer customers may shop with us and those who do shop may limit the amounts of their purchases. As a result, we could be required to take significant markdowns and/or increase our marketing and promotional expenses in response to the lower than anticipated levels of demand for our products. In addition, promotional and/or prolonged periods of deep discount pricing by our competitors could have a material adverse effect on our business.

The general economic conditions in the UK and particularly service cut backs being put forth by the current government may reduce demand for the businesses of Dimensions and Alexandra.

The UK has experienced and is continuing to experience an economic slowdown. As a result of expected deficits, the UK government has announced significant reductions in public services including reductions in employment. Employees in the public service in the UK are a significant target market for our UK businesses and a substantial reduction in the number of these employees could adversely affect our UK operating results. In addition, as a result of adverse economic conditions, customers may delay or postpone indefinitely roll-outs of new corporate wear programs, which could have a material adverse effect on our corporate apparel segment.

Our ability to continue to expand our Men's Wearhouse stores may be limited.

A large part of our growth has resulted from the addition of new Men's Wearhouse stores and the increased sales volume and profitability provided by these stores. We will continue to depend on adding new stores to increase our sales volume and profitability. As of February 2, 2013, we operate 638 Men's Wearhouse stores. However, we believe that our ability to increase the number of Men's Wearhouse stores in the U.S. beyond approximately 750 may be limited. Therefore, we may not be able to achieve the same rate of growth as we have historically.

Certain of our expansion strategies may present greater risks.

We are continuously assessing opportunities to expand store concepts, such as outlet stores, and complementary products and services related to our traditional business, such as corporate apparel and uniform sales. We may expend both capital and personnel resources on such business opportunities which may or may not be successful. Additionally, any new concept is subject to certain risks, including customer acceptance, competition, product differentiation and the ability to obtain suitable sites for such concepts. There can be no assurance that we will be able to develop and grow new concepts to a point where they will become profitable or generate positive cash flow.

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

Our business is seasonal.

In most years, a greater portion of our net retail clothing sales have been generated during the fourth quarter of each year when holiday season shopping peaks. In addition, our tuxedo rental revenues are heavily concentrated in the second and third quarters while the fourth quarter is considered the seasonal low point. Any factors negatively affecting us during these peak quarters, including inclement weather or unfavorable economic conditions, could have a significant adverse effect on our net earnings. With respect to our corporate apparel sales, seasonal fluctuations are not significant but customer decisions to rebrand, revise or delay their corporate wear programs can cause significant variations in quarterly results. Because of the seasonality of our sales, results for any quarter are not necessarily indicative of the results that may be achieved for the full year.

The loss of, or disruption in, our Houston distribution center could result in delays in the delivery of merchandise to our stores.

All retail apparel merchandise for Men's Wearhouse stores and a portion of the merchandise for K&G stores is received into our Houston distribution center, where the inventory is then processed, sorted and either placed in back-stock or shipped to our stores. We depend in large part on the orderly operation of this receiving and distribution process, which depends, in turn, on adherence to shipping schedules and effective management of the distribution center. Events, such as disruptions in operations due to fire or other catastrophic events, employee matters or shipping problems, may result in delays in the delivery of merchandise to our stores. For example, given our proximity to the Texas gulf coast, it is possible that a hurricane or tropical storm could cause damage to the distribution center, result in extended power outages or flood roadways into and around the distribution center, any of which would disrupt or delay deliveries to the distribution center and to our stores.

Although we maintain business interruption and property insurance, we cannot assure that our insurance will be sufficient, or that insurance proceeds will be paid timely to us, in the event our Houston distribution center is shut down for any reason or if we incur higher costs and longer lead times in connection with a disruption at our distribution center.

Comparable store sales may continue to fluctuate on a regular basis.

Our comparable store sales have fluctuated significantly in the past on both an annual and quarterly basis and are expected to continue to fluctuate in the future. We believe that a variety of factors affect comparable store sales results including, but not limited to, changes in economic conditions and consumer spending patterns, weather conditions, the timing of certain holiday seasons, the number and timing of new store openings, the timing and level of promotional pricing or markdowns, store closing and remodels, changes in our merchandise mix or other competitive factors. Comparable store sales fluctuations may impact our ability to leverage our fixed direct expenses, including store rent and store asset depreciation, which may adversely affect our financial condition or results of operations.

We may be negatively impacted by competition and pricing pressures from other companies who compete with us.

Both the men's retail and the corporate apparel industries are highly competitive with numerous participants. We compete with specialty men's clothing stores, traditional department stores, off-price retailers, manufacturer-owned and independently-owned outlet stores and their e-commerce channels, independently owned tuxedo rental stores and other corporate apparel providers. We face a variety of competitive challenges including anticipating and responding to changing consumer demands, maintaining favorable brand recognition, effectively marketing to consumers in diverse demographic markets, and countering the aggressive promotional or other pricing activities of many of our competitors. We may not be able to compete successfully in the future without negatively impacting our operating results and business.

Our stock price has been and may continue to be volatile due to many factors.

The market price of our common stock has fluctuated in the past and may change rapidly in the future depending on news announcements and changes in general market conditions. The following factors, among others, may cause significant fluctuations in our stock price:

  •
  news announcements regarding actual or forward-looking quarterly or annual results of operations,

  •
  comparable store sales announcements,

  •
  acquisitions and divestitures,

  •
  competitive developments,

  •
  litigation affecting the Company, or

  •
  market views as to the prospects of the economy or the retail industry generally.

Our success significantly depends on our key personnel and our ability to attract and retain key personnel.

Our success depends upon the personal efforts and abilities of our senior management team and other key personnel. George Zimmer has been very important to the success of the Company and is the primary advertising spokesman. Although we believe we have a strong management team with relevant industry expertise, the extended loss of the services of Mr. Zimmer or other key personnel could have a material adverse effect on the securities markets' view of our prospects and materially harm our business.

Also, our continued success and the achievement of our expansion goals are dependent upon our ability to attract and retain additional qualified employees as we expand.

Fluctuations in exchange rates may cause us to experience currency exchange losses.

Moores conducts most of its business in Canadian dollars ("CAD"). The exchange rate between CAD and U.S. dollars has fluctuated historically. If the value of the CAD against the U.S. dollar weakens, then the revenues and earnings of our Canadian operations will be reduced when they are translated to U.S. dollars. Also, the value of our Canadian net assets in U.S. dollars may decline. Moores utilizes foreign currency hedging contracts to limit exposure to changes in U.S. dollar/CAD exchange rates.

Dimensions and Alexandra, our UK-based operations, sell their products and conduct their business primarily in pounds Sterling ("GBP") but purchase most of their merchandise in transactions paid in U.S. dollars. The exchange rate between the GBP and U.S. dollars has fluctuated historically. A decline in the value of the GBP as compared to the U.S. dollar will adversely impact our UK operating results as the cost of merchandise purchases will increase, particularly in relation to longer term customer contracts that have little or no pricing adjustment provisions, and the revenues and earnings of our UK operations will be reduced when they are translated to U.S. dollars. Also, the value of our UK net assets in U.S. dollars may decline. Dimensions and Alexandra utilize foreign currency hedging contracts as well as price renegotiations to limit exposure to some of this risk.

We are subject to import risks, including potential disruptions in supply, changes in duties, tariffs, quotas and voluntary export restrictions on imported merchandise, strikes and other events affecting delivery; and economic, political or other problems in countries from or through which merchandise is imported.

Many of the products sold in our stores and our corporate apparel operations are sourced from various foreign countries. Political or financial instability, terrorism, trade restrictions, tariffs, currency exchange rates, transport capacity limitations, disruptions and costs, strikes and other work stoppages and other factors relating to international trade are beyond our control and could affect the availability and the price of our inventory.

We require our vendors to operate in compliance with applicable laws and regulations and our internal policy requirements. However, we do not control our vendors or their labor and business practices. The violation of labor or other laws by one of our vendors or the divergence of a vendor's labor practices from those generally accepted by us as ethical could interrupt or otherwise disrupt the shipment of finished merchandise, damage our reputation or otherwise have a material adverse effect on our business.

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

  •
  increased difficulty in protecting our intellectual property rights in foreign jurisdictions; and

  •
  restrictions on the transfer of funds between the U.S. and foreign jurisdictions.

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

The increase in the costs of wool and other raw materials significant to the manufacturer of apparel and the costs of manufacturing in China could materially affect our results of operations to the extent they cannot be mitigated through price increases and relocation to lower cost sources of supply or other cost reductions. These increased costs could particularly impact our managed contract corporate wear business which tends to have more long term contractually committed customer sales arrangements with limited price flexibility.

Our business is subject to numerous, varied and changing laws, rules and regulations, the interpretation of which can be uncertain and which may lead to litigation or administrative proceedings.

The sale of goods at retail is subject to rules issued by the payment brand industry, and laws, rules and regulations promulgated by national, state and provincial authorities, including laws, rules and regulations relating to privacy, use of consumer information, credit cards and advertising. In addition, we have over 17,000 employees located in 50 states and in multiple foreign countries and, as a result, we are subject to numerous and varying laws, rules and regulations related to employment. All of these laws, rules and regulations and the interpretation thereof are subject to change and often application thereof may be unclear. As a result, from time to time, the Company is subject to inquiries, investigations, and/or litigation, including class action lawsuits, and administrative actions related to compliance with these laws, rules and regulations.

If we are unable to operate information systems and implement new technologies effectively, our business could be disrupted or our sales or profitability could be reduced.

The efficient operation of our business is dependent on our information systems, including our ability to operate them effectively and successfully to implement new technologies, systems, controls and adequate disaster recovery systems. We also maintain multiple internet websites in the U.S. and a number of other countries. In addition, we must protect the confidentiality of our and our customers' data. The failure of our information systems to perform as designed or our failure to implement and operate them effectively could disrupt our business or subject us to liability and thereby harm our profitability.

We could be subject to losses if we fail to address emerging security threats or detect and prevent privacy and security incidents.

As part of our normal operations, we maintain and transmit confidential information about our customers as well as proprietary information relating to our business operations. Our systems or our third-party service providers' systems may be vulnerable to privacy and security incidents including attacks by unauthorized users, corruption by computer viruses or other malicious software code, emerging cybersecurity risks, inadvertent or intentional release of confidential or proprietary information, or other similar events. The occurrence of any security breach involving the misappropriation, loss or other unauthorized disclosure of information about us or our customers, whether by us or by one of our third-party service providers, could, among other things:

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

Compliance with changing regulations and standards for accounting, corporate governance, tax and employment laws could result in increased administrative expenses and could adversely impact our business, results of operations and reported financial results.

Our policies, procedures and internal controls are designed to help us comply with all applicable laws, accounting and reporting requirements, regulations and tax requirements, including those imposed by the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC and the New York Stock Exchange, as well as applicable employment laws and the health care reform legislation. Shareholder activism, the current political environment, financial reform legislation and the current high level of government intervention and regulatory reform has led, and may continue to lead, to substantial new regulations and disclosure obligations. Any changes in regulations, the imposition of additional regulations or the enactment of any new legislation that affects employment and labor, trade, product safety, transportation and logistics, health care, tax, privacy, or environmental issues, among other things, may increase the complexity of the regulatory environment in which we operate and the related cost of compliance. Failure to comply with the various laws and regulations, as well as changes in laws and regulations, could have an adverse impact on our reputation, financial condition or results of operations.

We may recognize impairment on long-lived assets, goodwill and intangible assets.

Periodically, we review our long-lived assets for impairment whenever economic events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We also review our goodwill and intangible assets for indicators of impairment. Significant negative industry or general economic trends, disruptions to our business and unexpected significant changes or planned changes in our use of the assets may result in impairments to goodwill, intangible assets and other long-lived assets.

Our failure to protect our reputation could have a material adverse effect on our brands.

Our ability to maintain our reputation is critical to our brands. Our reputation could be jeopardized if we fail to maintain high standards for merchandise quality and integrity and customer service. Any negative publicity about these types of concerns may reduce demand for our merchandise. Failure to comply with ethical, social, product, labor, health and safety or environmental standards could also jeopardize our reputation and potentially lead to various adverse consumer actions, including boycotts. Public perception about our products or our stores, whether justified or not, could impair our reputation, involve us in litigation, damage our brand and have a material adverse effect on our business. Failure to comply with local laws and regulations, to maintain an effective system of internal controls or to provide accurate and timely financial statement information could also hurt our reputation. Damage to our reputation or loss of consumer confidence for any of these or other reasons could have a material adverse effect on our results of operations and financial condition, as well as require additional resources to rebuild our reputation.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

As of February 2, 2013, we operated 1,023 retail apparel and tuxedo rental stores in 50 states and the District of Columbia and 120 retail apparel stores in ten Canadian provinces. The following tables set forth the location, by state or province, of these stores:

United States	Men's Wearhouse	Men's Wearhouse and Tux	K&G
California	83	20	1
Florida	43	25	5
Texas	58	1	11
Illinois	28	23	7
New York	37	12	5
Michigan	21	17	7
Pennsylvania	27	14	3
Ohio	22	12	5
Maryland	17	14	7
Massachusetts	18	15	3
Virginia	19	14	3
Georgia	18	10	6
North Carolina	16	13	4
New Jersey	16	10	5
Tennessee	12	9	2
Louisiana	8	9	4
Minnesota	12	7	2
Indiana	9	8	2
Missouri	11	6	2
Wisconsin	11	7	1
Arizona	14	4
Colorado	14	1	3
Connecticut	11	5	2
Washington	14	1	2
South Carolina	8	7	1
Alabama	8	6	1
Oregon	10	1
Kentucky	5	4	1
Iowa	8	1
Kansas	6	2	1
Nevada	6	1
Utah	7
New Hampshire	5	1
Oklahoma	5		1
Nebraska	3	2
Delaware	3	1
Mississippi	3	1
New Mexico	4
Rhode Island	1	3
Arkansas	3
South Dakota	2	1
Idaho	2
North Dakota	2
Alaska	1
Hawaii	1
Maine	1
Montana	1
Vermont	1
West Virginia	1
Wyoming	1
District of Columbia	1

Total	638	288	97

Canada	Moores
Ontario	51
Quebec	24
British Columbia	16
Alberta	14
Manitoba	5
New Brunswick	3
Nova Scotia	3
Saskatchewan	2
Newfoundland	1
Prince Edward Island	1

Total	120

We lease our stores on terms generally from five to ten years with renewal options at higher fixed rates in most cases. Leases typically provide for percentage rent over sales break points. Additionally, most leases provide for a base rent as well as "triple net charges", including but not limited to common area maintenance expenses, property taxes, utilities, center promotions and insurance. In certain markets, we own or lease between 3,000 and 33,100 additional square feet as a part of a Men's Wearhouse store or in a separate hub warehouse unit to be utilized as a redistribution facility in that geographic area.

We own or lease properties in various parts of the U.S. and Canada to facilitate the distribution of retail and rental product to our stores. We also own or lease properties in Houston, Texas and various parts of the UK to facilitate the distribution of our corporate apparel product. In addition, we have primary office locations in Houston, Texas and Fremont, California with additional satellite offices in other parts of the U.S., Canada and Europe. The following is a listing of all owned and leased non-store facilities as of February 2, 2013:

				Square Footage Used For
Business Segment	Location	Total Sq. Ft.	Owned/ Leased	Warehouse/ Distribution	Office Space	Total Use
Retail
	Houston, TX	1,100,000	Own	1,070,100	29,900	1,100,000
	Houston, TX	241,500	Own	226,000	15,500	241,500
	Houston, TX(1)	22,000	Own	18,000	4,000	22,000
	Norcross, GA	89,300	Lease	68,700	20,600	89,300
	Addison, IL	71,000	Lease	65,000	6,000	71,000
	Pittston, PA	419,600	Lease	411,200	8,400	419,600
	Richmond, VA	54,900	Own	53,500	1,400	54,900
	Bakersfield, CA	222,400	Lease	211,700	10,700	222,400
	Various locations(2)	302,400	Own/ Lease	283,600	18,800	302,400
	Atlanta, GA(3)	100,000	Lease	23,000	35,000	58,000
	Toronto, Ontario	36,700	Lease	19,800	16,900	36,700
	Cambridge, Ontario	214,600	Own	207,800	6,800	214,600
	Montreal, Quebec	173,000	Own	167,300	5,700	173,000
	Vancouver, BC	2,100	Lease	—	2,100	2,100
Corporate apparel
	Houston, TX	146,500	Own	136,200	10,300	146,500
	Long Eaton, UK	362,200	Lease	357,200	5,000	362,200
	Castle Donington, UK	19,400	Lease	—	19,400	19,400
	Various locations, UK				27,000
		45,000	Lease	18,000		45,000
Retail and corporate apparel
	Houston, TX	206,400	Lease	—	206,400	206,400
	Houston, TX	25,000	Own	—	25,000	25,000
	New York, NY	13,900	Lease	—	13,900	13,900
	Fremont, CA(4)	149,800	Own	—	149,800	149,800

		4,017,700		3,337,100	638,600	3,975,700

(1)
This facility houses the laundry and dry cleaning plant for our retail laundry, dry cleaning and heirlooming services.

(2)
Various locations consist primarily of hub warehouse facilities located throughout the U.S. Owned warehouse facilities comprise 54,138 square feet of the total square footage.

(3)
Total square footage includes 42,000 square feet used for a retail store.

(4)
Total square footage includes 115,700 square feet for three buildings purchased in June 2012 to be utilized for offices as we consolidate our California office locations. Approximately 90,900 square feet is under construction.

ITEM 3.    LEGAL PROCEEDINGS

We are involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of our business. Management believes that none of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the symbol "MW". The following table sets forth, on a per share basis for the periods indicated, the high and low sale prices per share for our common stock as reported by the New York Stock Exchange and the quarterly dividends declared on each share of common stock:

	High	Low	Dividend
Fiscal Year 2012
First quarter	$40.96	$33.79	$0.18
Second quarter	38.47	26.03	0.18
Third quarter	38.56	25.97	0.18
Fourth quarter	34.77	27.87	0.18
Fiscal Year 2011
First quarter	$28.55	$25.05	$0.12
Second quarter	36.43	27.15	0.12
Third quarter	33.18	24.50	0.12
Fourth quarter	35.13	26.30	0.18

On March 22, 2013, there were approximately 1,200 shareholders of record and approximately 19,800 beneficial shareholders of our common stock.

The cash dividend of $0.18 per share declared by our Board of Directors (the "Board") in January 2013 is payable on March 29, 2013 to shareholders of record on March 19, 2013. The dividend payout is approximately $9.3 million.

The information required by this item regarding securities authorized for issuance under equity compensation plans is incorporated by reference from Item 12 of this Form 10-K.

Issuer Purchases of Equity Securities

We did not purchase any of our equity securities during the fourth quarter of fiscal 2012. In March 2013, the Board approved a $200.0 million share repurchase program for our common stock, which amended and increased the Company's then existing $150.0 million share repurchase program authorized in January 2011. Subsequent to February 2, 2013 and through March 22, 2013, we purchased 176,314 shares for $5.9 million at an average price per share of $33.48 under the Board's March 2013 authorization.

Performance Graph

The following Performance Graph and related information shall not be deemed "soliciting material" or to be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

The following graph compares, as of each of the dates indicated, the percentage change in the Company's cumulative total shareholder return on the Common Stock with the cumulative total return of the NYSE Composite Index and the Dow Jones US Apparel Retailers Index. The graph assumes that the value of the investment in the Common Stock and each index was $100 at February 2, 2008 and that all dividends paid by those companies included in the indices were reinvested.

	February 2, 2008	January 31, 2009	January 30, 2010	January 29, 2011	January 28, 2012	February 2, 2013
Measurement Period (Fiscal Year Covered)
The Men's Wearhouse, Inc.	$100.00	$45.12	$79.18	$103.65	$140.13	$120.99
NYSE Composite Index	100.00	57.57	78.36	93.90	93.97	109.89
Dow Jones US Apparel Retailers	100.00	52.68	99.76	123.45	147.25	184.47

The foregoing graph is based on historical data and is not necessarily indicative of future performance.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected statement of earnings, balance sheet and cash flow information for the fiscal years indicated has been derived from our audited consolidated financial statements. The Selected Financial Data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto. References herein to years are to the Company's 52-week or 53-week fiscal year, which ends on the Saturday nearest January 31 in the following calendar year. For example, references to "2012" mean the fiscal year ended February 2, 2013. All fiscal years for which financial information is included herein had 52 weeks with the exception of the fiscal year ended February 2, 2013 which had 53 weeks.

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

In the third quarter of fiscal 2010, we changed the method of determining cost under the lower of cost or market inventory valuation method used for our K&G brand from the retail inventory method to the average cost method. The cumulative effect of this change in accounting principle was recorded retrospectively as of February 1, 2009. The cumulative effect of this change in accounting principle as of February 1, 2009 was an increase in inventory of $2.2 million, a decrease in deferred tax assets of $0.9 million and a net increase in retained earnings of $1.3 million.

	2012	2011	2010	2009	2008
	(Dollars and shares in thousands, except per share and per square foot data)
Statement of Earnings Data:
Total net sales	$2,488,278	$2,382,684	$2,102,664	$1,909,575	$1,972,418
Total gross margin	1,108,148	1,048,927	898,433	798,898	850,512
Operating income	198,568	185,432	101,671	69,376	90,471
Net earnings attributable to common shareholders	131,716	120,601	67,697	46,215	58,844
Per Common Share Data:
Diluted net earnings per common share attributable to common shareholders	$2.55	$2.30	$1.27	$0.88	$1.13
Cash dividends declared	$0.72	$0.54	$0.39	$0.30	$0.28
Weighted average common shares outstanding plus dilutive potential common shares	51,026	51,692	52,853	52,280	51,944
Operating Information:
Percentage increase/(decrease) in comparable store sales(1):
Men's Wearhouse	4.8%	9.1%	4.7%	(4.0)%	(9.0)%
Moores	1.5%	4.5%	2.2%	(0.9)%	(5.6)%
K&G	(4.3)%	3.6%	(1.5)%	(1.9)%	(11.7)%
Average square footage(2):
Men's Wearhouse	5,721	5,705	5,673	5,653	5,626
Men's Wearhouse and Tux	1,372	1,384	1,381	1,373	1,360
Moores	6,362	6,339	6,306	6,278	6,233
K&G	23,704	23,750	23,472	23,137	23,087
Average net sales per square foot of selling space(3):
Men's Wearhouse	$471	$451	$410	$387	$395
Moores	$439	$432	$416	$408	$412
K&G	$186	$191	$181	$182	$184

	2012	2011	2010	2009	2008
	(Dollars in thousands)
Number of retail stores:
Open at beginning of the period	1,166	1,192	1,259	1,294	1,273
Opened	37	25	10	6	43
Closed	(60)	(51)	(77)	(41)	(22)

Open at end of the period	1,143	1,166	1,192	1,259	1,294

Men's Wearhouse	638	607	585	581	580
Men's Wearhouse and Tux	288	343	388	454	489
Moores	120	117	117	117	117
K&G	97	99	102	107	108

Total	1,143	1,166	1,192	1,259	1,294

Cash Flow Information:
Capital expenditures	$121,433	$91,820	$58,868	$56,912	$88,225
Depreciation and amortization	84,979	75,968	75,998	86,090	90,665
Repurchases of common stock	41,296	63,988	144	90	156

	February 2, 2013	January 28, 2012	January 29, 2011	January 30, 2010	January 31, 2009
Balance Sheet Information:
Cash and cash equivalents	$156,063	$125,306	$136,371	$186,018	$87,412
Short-term investments	—	—	—	—	17,121
Inventories	556,531	572,502	486,499	434,881	440,099
Working capital	560,970	544,108	497,352	486,341	411,392
Total assets	1,496,347	1,405,952	1,320,318	1,234,152	1,187,730
Long-term debt	—	—	—	43,491	62,916
Total equity	1,109,235	1,031,819	983,853	904,390	842,148

(1)
Comparable store sales data is calculated by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period. Men's Wearhouse and Tux stores acquired in April 2007 are included in comparable store sales for the Men's Wearhouse beginning in the second quarter of fiscal 2008. Comparable store sales percentages for Moores are calculated using Canadian dollars.

(2)
Average square footage is calculated by dividing the total square footage for all stores open at the end of the period by the number of stores open at the end of such period.

(3)
Average net sales per square foot of selling space is calculated by dividing total selling square footage for all stores open the entire year into total sales for those stores. The calculation for Men's Wearhouse includes Men's Wearhouse and Tux stores. The calculation for Moores is based upon the Canadian dollar. For 2012, the calculation excludes total sales for the 53rd week.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Men's Wearhouse, Inc. is a men's specialty apparel retailer offering suits, suit separates, sport coats, slacks, sportswear, outerwear, dress shirts, shoes and accessories and tuxedo rentals. We offer our products and services through multiple channels including The Men's Wearhouse, Men's Wearhouse and Tux, Moores Clothing for Men, K&G and the internet at www.menswearhouse.com and www.kgstores.com. Our stores are located throughout the U.S. and Canada and carry a wide selection of exclusive and non-exclusive merchandise brands. In addition, we offer our customers a variety of services, including alterations and our loyalty program, and most of our K&G stores offer ladies' career apparel, sportswear, accessories and shoes, and children's apparel. We also conduct retail dry cleaning, laundry and heirlooming operations through MW Cleaners in the Houston, Texas area. These operations comprise our retail segment.

Additionally, we operate two corporate apparel providers—our UK-based holding company operations, the largest provider in the UK under the Dimensions, Alexandra and Yaffy brands, and our Twin Hill operations in the U.S. These operations provide corporate clothing uniforms and workwear to workforces through multiple channels including managed corporate accounts, catalogs and the internet. The Company acquired 86% of the UK-based holding company in 2010. Certain previous shareholders of Dimensions control 14% of the UK-based holding company and the Company has the right to acquire this 14% after fiscal 2013. These operations comprise our corporate apparel segment. Refer to Note 2 of Notes to Consolidated Financial Statements for further details regarding the acquisitions.

Refer to Note 14 of Notes to Consolidated Financial Statements for additional information and disclosures regarding our reportable segments and the discussion included in "Results of Operations" below.

We follow the standard fiscal year of the retail industry, which is a 52-week or 53-week period ending on the Saturday closest to January 31. Fiscal year 2012 ended on February 2, 2013, fiscal year 2011 ended on January 28, 2012 and fiscal year 2010 ended on January 29, 2011. Fiscal year 2012 included 53 weeks and fiscal years 2011 and 2010 each included 52 weeks.

In March 2013, we announced that we have engaged Jefferies & Co. to assist us in evaluating strategic alternatives for our K&G operations. We believe that our core strengths lie primarily in our service culture and specialty men's apparel retailing, and that we will be better able to focus our efforts on these core operations by taking this action.

Overview

Highlights of the Company's performance for the year ended February 2, 2013, a 53-week fiscal year, compared to the prior year are presented below, followed by a more comprehensive discussion under "Results of Operations":

  •
  Revenues for fiscal 2012 increased by $105.6 million or 4.4% to $2,488.3 million compared to revenues of $2,382.7 million in fiscal 2011.

  •
  Gross margin for fiscal 2012 increased by $59.2 million or 5.6% to $1,108.1 million compared to $1,048.9 million in fiscal 2011. Gross margin as a percentage of total net sales for fiscal 2012 was 44.5% compared to 44.0% for fiscal 2011.

  •
  Selling, general and administrative ("SG&A") expenses for fiscal 2012 increased 5.5% to $909.1 million compared to SG&A expenses of $861.5 million in fiscal 2011 and increased 0.3% as a percentage of total net sales as compared to fiscal 2011.

  •
  Net earnings attributable to common shareholders for fiscal 2012 increased by $11.1 million or 9.2% to $131.7 million compared to $120.6 million in fiscal 2011.

  •
  Diluted earnings per common share attributable to common shareholders increased 10.9% to $2.55 per share for fiscal 2012 compared to $2.30 per share for fiscal 2011.

  •
  Net cash provided by our operating activities for fiscal 2012 was $225.7 million compared to $162.8 million in fiscal 2011. We held cash and cash equivalent balances of $156.1 million at February 2, 2013 and $125.3 million at January 28, 2012, an increase of $30.8 million.

  •
  During fiscal 2012 we paid cash dividends of $37.1 million.

  •
  During fiscal 2012 we repurchased 1,128,525 shares of our common stock for $41.3 million.

While we experienced improvement in both sales and profitability during fiscal 2012 as compared to the prior year, U.S. and global economic conditions remained volatile with high unemployment levels continuing in the U.S. We believe that our business is impacted by unemployment levels and that our customers are particularly sensitive to uncertain economic conditions that negatively impact consumer confidence and the level of consumer discretionary spending. However, we also believe that we are in a replenishment cycle in men's apparel that is being driven by an infrequent silhouette change in men's suits. About 20 years ago, the cycle was driven by wide shouldered and double breasted suits, and about ten years later it was driven by the three button suit. We are now seeing a much trimmer, slim fit shape in men's suits that is also influencing shirts and ties. We have expanded these products in our stores and our marketing channels to target the younger customer as well as the other demographics that are influenced by this trend and believe that the trend has contributed to our 2012 improved results.

During fiscal 2012, we opened 37 stores (33 Men's Wearhouse stores, three Moores stores and one K&G store) and closed 60 stores (two Men's Wearhouse stores due to substandard performance; two K&G stores due to substandard performance and one due to lease expiration; and 55 Men's Wearhouse and Tux stores: 34 due to lease expiration, 13 due to substandard performance, and 8 due to consolidation of operations with other existing Men's Wearhouse stores in the area).

In fiscal 2013, we plan to open approximately 32 to 36 Men's Wearhouse stores, three Moores stores and one K&G store and to expand and/or relocate approximately 20 existing Men's Wearhouse stores, one existing Moores store and five existing K&G stores. We also plan to close approximately four K&G stores and approximately 36 Men's Wearhouse and Tux stores as their lease terms expire or acceptable lease termination arrangements can be established.

Results of Operations

The following table sets forth the Company's results of operations expressed as a percentage of net sales for the periods indicated:

	Fiscal Year(1)
	2012	2011	2010
Net sales:
Retail clothing product	68.0%	68.0%	70.4%
Tuxedo rental services	16.3	15.8	17.3
Alteration and other services	6.1	6.0	6.3

Total retail sales	90.4	89.8	94.0
Corporate apparel clothing product sales	9.6	10.2	6.0

Total net sales	100%	100%	100%
Cost of sales(2):
Retail clothing product	44.7	44.7	46.1
Tuxedo rental services	13.9	14.0	15.4
Alteration and other services	75.3	75.6	74.6
Occupancy costs	12.6	12.8	14.0

Total retail cost of sales	53.8	54.1	56.3
Corporate apparel clothing product cost of sales	71.1	72.4	72.5

Total cost of sales	55.5	56.0	57.3
Gross margin(2):
Retail clothing product	55.3	55.3	53.9
Tuxedo rental services	86.1	86.0	84.6
Alteration and other services	24.7	24.4	25.4
Occupancy costs	(12.6)	(12.8)	(14.0)

Total retail gross margin	46.2	45.9	43.7
Corporate apparel clothing product gross margin	28.9	27.6	27.5

Total gross margin	44.5	44.0	42.7
Asset impairment charges	0.0	0.1	0.3
Selling, general and administrative expenses	36.5	36.2	37.6

Operating income	8.0	7.8	4.8
Interest income	0.0	0.0	0.0
Interest expense	(0.1)	(0.1)	(0.1)

Earnings before income taxes	7.9	7.7	4.8
Provision for income taxes	2.6	2.7	1.6

Net earnings including noncontrolling interest	5.3	5.1	3.2
Net (earnings) loss attributable to noncontrolling interest	0.0	0.0	0.0

Net earnings attributable to common shareholders.	5.3%	5.1%	3.2%

(1)
Percentage line items may not sum to totals due to the effect of rounding.

(2)
Calculated as a percentage of related sales.

  2012 Compared with 2011

The Company's total net sales increased $105.6 million, or 4.4%, to $2,488.3 million for fiscal 2012 as compared to fiscal 2011.

Total retail sales increased $109.7 million, or 5.1%, to $2,248.8 million for fiscal 2012 as compared to fiscal 2011 due mainly to a $71.6 million increase in retail clothing product revenues, a $29.6 million increase in tuxedo rental services revenues and a $5.4 million increase in alteration services revenues. These increases are attributable to the following:

(in millions)	Amount attributed to
$51.3	Increase in comparable sales.
26.4	Increase in net sales from impact of 53rd week.
24.3	Increase from net sales of stores opened in 2011, relocated stores and expanded stores not yet included in comparable sales.
17.2	Increase in net sales from 37 new stores opened in 2012.
13.0	Increase in e-commerce, alteration and other services sales.
(20.5)	Decrease in net sales resulting from closed stores.
(2.0)	Decrease in net sales resulting from change in U.S./Canadian dollar exchange rate.

$109.7	Increase in total retail sales.

Comparable store sales (which are calculated by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period) increased 4.8% at Men's Wearhouse/Men's Wearhouse and Tux, increased 1.5% at Moores and decreased 4.3% at K&G. The increase at Men's Wearhouse/Men's Wearhouse and Tux resulted primarily from increased average unit retails (net selling prices) and a slight increase in units sold per transaction that more than offset a decrease in average transactions per store. The increase at Moores was driven by increased units sold per transaction and increased average unit retails that more than offset a decrease in average transactions per store. The decrease at K&G was due to decreased units sold per transaction, decreased average transactions per store and a decrease in average unit retails. Tuxedo rental service revenues increased primarily due to increased unit rental rates and unit rentals as well as increased sales of tuxedo accessories.

Total corporate apparel clothing product sales decreased $4.1 million to $239.4 million for fiscal 2012 as compared to fiscal 2011. UK corporate apparel sales decreased $8.2 million due mainly to a lower level of customer directed new uniform rollouts in fiscal 2012 as compared to fiscal 2011, which included the largest single customer rollout in Dimensions' operating history. U.S. corporate apparel sales increased $4.1 million due primarily to increased sales from a large customer program and increased catalog sales.

The Company's gross margin was as follows:

	Fiscal Year
	2012	2011
Gross margin (in thousands)	$1,108,148	$1,048,927

Gross margin as a percentage of related sales:
Retail gross margin:
Clothing product	55.3%	55.3%
Tuxedo rental services	86.1%	86.0%
Alteration and other services	24.7%	24.4%
Occupancy costs	(12.6)%	(12.8)%

Total retail gross margin	46.2%	45.9%
Corporate apparel clothing product gross margin	28.9%	27.6%

Total gross margin	44.5%	44.0%

Buying and distribution costs are included in determining our retail and corporate apparel clothing product gross margins. Our gross margin may not be comparable to other specialty retailers, as some companies exclude costs related to their distribution network from cost of goods sold while others, like us, include all or a portion of such costs in cost of goods sold and exclude them from SG&A expenses. Tuxedo distribution costs are not included in determining our tuxedo rental services gross margin but are included in SG&A expenses.

In the retail segment, total gross margin as a percentage of related sales increased from 45.9% in fiscal 2011 to 46.2% in fiscal 2012. On an absolute dollar basis total retail segment gross margin increased $57.2 million or 5.8% from fiscal 2011 to $1,039.0 million in fiscal 2012. The retail clothing product gross margin rate remained flat at 55.3% in fiscal 2011 and fiscal 2012, while on an absolute dollar basis, retail clothing product margin increased $39.2 million. The tuxedo rental services gross margin increased slightly from 86.0% in fiscal 2011 to 86.1% in fiscal 2012 primarily due to a decrease in per unit rental costs in 2012 offset by increased royalty expenses. Occupancy costs as a percentage of retail sales, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, decreased from 12.8% in fiscal 2011 to 12.6% in fiscal 2012 mainly due to cost leverage from increased retail sales. On an absolute dollar basis, occupancy costs increased $10.1 million primarily due to higher rent and depreciation expense.

In the corporate apparel segment, total gross margin as a percentage of related sales increased from 27.6% in fiscal 2011 to 28.9% in fiscal 2012 mainly as a result of cost synergies following the consolidation of Dimensions and Alexandra distribution facilities and supporting service functions and changes in the sales mix. On an absolute dollar basis, corporate apparel gross margin increased $2.0 million as the cost synergies and sales mix changes more than offset the impact of decreased sales.

SG&A expenses increased to $909.1 million in fiscal 2012 from $861.5 million in fiscal 2011, an increase of $47.6 million or 5.5%. As a percentage of total net sales, these expenses increased from 36.2% in fiscal 2011 to 36.5% in fiscal 2012. The components of this 0.3% net increase in SG&A expenses as a percentage of total net sales and the related absolute dollar changes were as follows:

%	Attributed to
0.3	Increase in advertising expense as a percentage of total net sales from 3.5% in fiscal 2011 to 3.8% in fiscal 2012. On an absolute dollar basis, advertising expense increased $10.1 million.
0.0	Store salaries as a percentage of total net sales remained flat at 13.1% in fiscal 2011 and fiscal 2012. Store salaries on an absolute dollar basis increased $13.5 million primarily due to increased commissions associated with increased sales and increased store sales support salaries, offset partially by decreased store bonuses.
0.0	Other SG&A expenses as a percentage of total net sales remained flat at 19.6% in fiscal 2011 and fiscal 2012. On an absolute dollar basis, other SG&A expenses increased $24.0 million primarily due to increased payroll-related costs.

0.3%	Total

In the retail segment, SG&A expenses as a percentage of related net sales increased from 36.9% in fiscal 2011 to 37.5% in fiscal 2012. On an absolute dollar basis, retail segment SG&A expenses increased $54.1 million primarily due to increased advertising expense, store salaries and payroll-related costs.

In the corporate apparel segment, SG&A expenses as a percentage of related net sales decreased from 29.5% in fiscal 2011 to 27.3% in fiscal 2012. On an absolute dollar basis, corporate apparel segment SG&A expenses decreased $6.5 million primarily due to reduced UK operating expenses following the consolidation of Dimensions and Alexandra distribution facilities and supporting service functions and the absence in fiscal 2012 of $3.8 million in integration costs incurred in fiscal 2011 associated with our August 2010 UK acquisitions.

Corporate apparel segment operating income of $3.9 million for fiscal 2012 includes $7.4 million of operating income in the UK and $3.5 million of operating losses in the U.S.

Our effective income tax rate was 33.2% for fiscal 2012 and 34.7% for fiscal 2011. The effective tax rate for fiscal 2012 was lower than the statutory U.S. federal rate of 35% due to the favorable tax rate effects from lower foreign statutory tax rates imposed on our foreign operations, benefits from the conclusion of various income tax audits and recognition of previously unrecognized tax benefits and related accrued interest from expirations of statutes of limitations, partially offset by the tax rate effect of state income taxes and the establishment of a valuation allowance based on our assumptions about our ability to utilize foreign tax credits carryforwards before such credits expire. The effective tax rate for fiscal 2011 was lower than the statutory U.S. federal rate of 35% due to the favorable tax rate effects from net permanent book-to-tax adjustments, lower foreign statutory tax rates imposed on our foreign operations and recognition of previously unrecognized tax benefits and related accrued interest from expirations of statutes of limitations, offset partially by the effect of state income taxes. As of February 2, 2013, we had $3.9 million in unrecognized tax benefits, of which $2.8 million, if recognized, would reduce our income tax expense and effective tax rate. It is reasonably possible that there would be a reduction in the balance of unrecognized tax benefits of up to $1.2 million in the next twelve months.

These factors resulted in net earnings attributable to common shareholders of $131.7 million or 5.3% of total net sales for fiscal 2012, an increase of $11.1 million or 9.2% over net earnings of $120.6 million or 5.1% of total net sales for fiscal 2011.

  2011 Compared with 2010

The Company's total net sales increased $280.0 million, or 13.3%, to $2,382.7 million for fiscal 2011 as compared to fiscal 2010.

Total retail sales increased $162.8 million, or 8.2%, to $2,139.2 million for fiscal 2011 as compared to fiscal 2010 due mainly to a $139.2 million increase in retail clothing product revenues, a $12.6 million increase in tuxedo rental services revenues and a $9.8 million increase in alteration services revenues. These increases are attributable to the following:

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

Comparable store sales increased 9.1% at Men's Wearhouse/Men's Wearhouse and Tux, 4.5% at Moores and 3.6% at K&G, with the increases primarily due to increased retail clothing product sales. Increases at Men's Wearhouse/Men's Wearhouse and Tux and Moores were driven by increased units sold per transaction that more than offset a decrease in average unit retails and a decrease in the average number of transactions per store. Increases at K&G were driven by increased average unit retails and units sold per transaction that more than offset a decrease in the average number of transactions per store. Tuxedo rental service revenues increased due to both higher average rental rates and higher paid rental units in the U.S.

Total corporate apparel clothing product sales increased $117.2 million in fiscal 2011 as compared to fiscal 2010 due mainly to a $113.3 million increase in sales from the UK corporate apparel operations acquired on August 6, 2010.

The Company's gross margin was as follows:

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

Buying and distribution costs are included in determining our retail and corporate apparel clothing product gross margins. Our gross margin may not be comparable to other specialty retailers, as some companies exclude costs related to their distribution network from cost of goods sold while others, like us, include all or a portion of such costs in cost of goods sold and exclude them from SG&A expenses. Tuxedo distribution costs are not included in determining our tuxedo rental services gross margin but are included in SG&A expenses.

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

Non-cash asset impairment charges were $2.0 million in fiscal 2011 as compared to $5.9 million in fiscal 2010. As a percentage of total net sales, these expenses decreased from 0.3% in 2010 to 0.1% in 2011. The asset impairment charges in both years related primarily to Men's Wearhouse and Tux stores and K&G stores. Refer to Impairment of Long-Lived Assets as discussed in "Critical Accounting Polices and Estimates" below and Note 1 of Notes to Consolidated Financial Statements for further details.

SG&A expenses increased to $861.5 million in fiscal 2011 from $790.9 million in fiscal 2010, an increase of $70.5 million or 8.9%. As a percentage of total net sales, these expenses decreased from 37.6% in fiscal 2010 to 36.2% in fiscal 2011. The components of this 1.4% net decrease in SG&A expenses as a percentage of total net sales and the related absolute dollar changes were as follows:

%	Attributed to
(0.8)	Decrease in advertising expense as a percentage of total net sales from 4.3% in fiscal 2010 to 3.5% in fiscal 2011. On an absolute dollar basis, advertising expense decreased $7.1 million.
(0.9)	Decrease in store salaries as a percentage of total net sales from 14.0% in fiscal 2010 to 13.1% in fiscal 2011. Store salaries on an absolute dollar basis increased $17.6 million primarily due to increased commissions associated with increased sales and increased store sales support salaries.
0.3	Increase in other SG&A expenses as a percentage of total net sales from 19.3% in fiscal 2010 to 19.6% in fiscal 2011. On an absolute dollar basis, other SG&A expenses increased $60.0 million primarily due to our UK corporate apparel operations acquired on August 6, 2010, increased non-store payroll and payroll-related costs and increased expenses associated with increased sales, offset by a decrease in costs incurred for ceased tuxedo rental distribution operations in fiscal 2011 compared to fiscal 2010 (refer to Note 15 of Notes to Consolidated Financial Statements).

(1.4)%	Total

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

Liquidity and Capital Resources

At February 2, 2013 and January 28, 2012, cash and cash equivalents totaled $156.1 million and $125.3 million, respectively. We had working capital of $561.0 million and $544.1 million at February 2, 2013 and January 28, 2012, respectively. Our primary sources of working capital are cash flows from operations and borrowings under our Credit Agreement (as defined below). The $16.9 million increase in working capital at February 2, 2013 compared to January 28, 2012 resulted mainly from net earnings adjusted for non-cash charges, increased accounts receivables and increased other current assets, which more than offset the decrease in inventories, the increase in accrued expenses and other current liabilities and the purchases of treasury stock made during fiscal 2012.

  Credit Facilities

On January 26, 2011, we entered into a Second Amended and Restated Credit Agreement (the "Credit Agreement") with a group of banks to amend and restate our existing credit facility, which provided the Company with a revolving credit facility that was scheduled to mature on February 11, 2012, as well as a term loan to our Canadian subsidiaries, which was scheduled to mature on February 10, 2011. The term loan outstanding balance of US$46.7 million was paid in full during the fourth quarter of fiscal 2010.

The Credit Agreement provides for a total senior revolving credit facility of $200.0 million, with increases to $300.0 million upon additional lender commitments, that matures on January 26, 2016. The Credit Agreement is secured by the stock of certain of our subsidiaries. The Credit Agreement has several borrowing and interest rate options including the following indices: (i) adjusted LIBO rate, (ii) adjusted EURIBO rate, (iii) CDO rate, (iv) Canadian prime rate or (v) an alternate base rate (equal to the greater of the prime rate, the federal funds rate plus 0.5% or the adjusted LIBO rate for a one month period plus 1.0%). Advances under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin up to 2.75%. The Credit Agreement also provides for fees applicable to amounts available to be drawn under outstanding letters of credit which range from 2.00% to 2.75%, and a fee on unused commitments which ranges from 0.35% to 0.50%. As of February 2, 2013, there were no borrowings outstanding under the Credit Agreement.

The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain certain financial ratios. The restrictive provisions in the Credit Agreement reflect an overall covenant structure that is generally representative of a commercial loan made to an investment-grade company. Our debt, however, is not rated and we have not sought, and are not seeking, a rating of our debt. We were in compliance with the covenants in the Credit Agreement as of February 2, 2013.

We utilize letters of credit primarily to secure inventory purchases and as collateral for workers compensation claims. At February 2, 2013, letters of credit totaling approximately $22.3 million were issued and outstanding. Borrowings available under our Credit Agreement at February 2, 2013 were $177.7 million.

  Cash flow activities

Operating activities—Our primary source of operating cash flow is from sales to our customers. Our primary uses of cash include clothing product inventory and tuxedo rental product purchases, personnel related expenses, occupancy costs, advertising costs and income tax payments. Our operating activities provided net cash of $225.7 million in 2012, due mainly to net earnings, adjusted for non-cash charges, a decrease in inventories and an increase in accounts payable, accrued expenses and other current liabilities, offset by increases in tuxedo rental product and other assets.

  •
  Inventories decreased primarily due to increased retail sales and an inventory build in the prior year related to replenishment of oversold inventory levels.

  •
  Tuxedo rental product increased from purchases of new Vera Wang product offerings and replenishment product to support the continued growth of our tuxedo rental business.

  •
  The increase in other assets is primarily due to the timing and amounts of required tax payments.

  •
  The increase in accounts payable, accrued expenses and other current liabilities was primarily due to increased sales taxes payable related to increased sales in January 2013 and an increase in tuxedo rental deposits.

During fiscal 2011, our operating activities provided net cash of $162.8 million, due mainly to net earnings, adjusted for non-cash charges, offset in part by increases in inventories and tuxedo rental product.

  •
  Inventories increased primarily due to increased retail sales and replenishment of comparatively oversold levels at the end of the prior year following the third quarter 2010 introduction of a more aggressive promotional cadence.

  •
  Tuxedo rental product increased to support the continued growth of our tuxedo rental business and to replenish retired rental product.

During fiscal 2010, our operating activities provided net cash of $169.9 million, due mainly to net earnings, adjusted for non-cash charges and a decrease in inventories and increases in accounts payable, accrued expenses and other current liabilities, offset in part by increases in accounts receivable and tuxedo rental product and a decrease in income taxes payable.

  •
  The increase in accounts receivable was due primarily to a build of customer balances at our UK corporate apparel operations acquired in the third quarter of fiscal 2010.

  •
  Inventories decreased in 2010 as we continued efforts to align inventory purchases with sales expectations and a decrease in our retail store count.

  •
  Tuxedo rental product increased to support the continued growth of our tuxedo rental business and to replenish retired rental product.

  •
  The increase in accounts payable, accrued expenses and other current liabilities was primarily due to the timing of vendor payments, increased advertising costs and an increase in annual bonuses due to increased sales in 2010.

  •
  The decrease in income taxes payable was due to the timing of required tax payments.

Investing activities—Our cash outflows from investing activities are primarily for capital expenditures and, in 2010, acquisitions of businesses. Our investing activities used net cash of $123.5 million, $91.8 million and $156.6 million in 2012, 2011 and 2010, respectively. We made capital expenditures of $121.4 million, $91.8 million and $58.9 million in 2012, 2011 and 2010, respectively. In 2012, we made investments in trademarks, tradenames and other assets of $2.1 million. In 2010, we used net cash of $97.8 million for the acquisitions of Dimensions and Alexandra on August 6, 2010.

Our capital expenditures relate mainly to costs incurred for stores opened, remodeled or relocated during the year or under construction at the end of the year, distribution facility additions and infrastructure technology investments as detailed below (in millions):

	2012	2011	2010
Retail segment capital expenditures:
Relocation and remodeling of existing stores	$47.5	$42.0	$25.0
New store construction	19.1	12.3	5.5
Information technology	18.7	15.5	18.9
Distribution facilities	9.6	9.6	4.8
Other(1)	22.9	2.6	1.8

Total retail segment capital expenditures	117.8	82.0	56.0
Corporate apparel segment capital expenditures	3.6	9.8	2.9

Total capital expenditures	$121.4	$91.8	$58.9

(1)
Fiscal 2012 includes the $13.4 million purchase, completed in June 2012, of approximately 7.7 acres with three buildings in Fremont, California to be utilized for offices as we consolidate our California office locations.

Property additions relating to new retail apparel stores include stores in various stages of completion at the end of the fiscal year (six stores at the end of 2012, four stores at the end of 2011 and four stores at the end of 2010).

Financing activities—Our cash outflows from financing activities consist primarily of cash dividend payments and repurchases of common stock, while cash inflows from financing activities consist primarily of proceeds from the issuance of common stock. In 2012, our financing activities used net cash of $71.3 million, due mainly to the repurchase of common stock of $41.3 million and cash dividends paid of $37.1 million, offset by $8.5 million proceeds from the issuance of common stock. In 2011, our financing activities used net cash of $81.8 million, due mainly to the repurchase of common stock of $64.0 million and cash dividends paid of $25.1 million, offset by $8.4 million proceeds from the issuance of common stock. In 2010, our financing activities used net cash of $65.3 million, due mainly to payments of $46.7 million on our Canadian term loan and cash dividends paid of $19.1 million, offset by $3.9 million proceeds from the issuance of common stock.

Share repurchase program—In January 2011, the Board approved a $150.0 million share repurchase program for our common stock, which amended and increased the Company's then existing $100.0 million share repurchase program authorized in August 2007.

No shares were repurchased under the Board's authorizations during fiscal 2010. During fiscal 2011, 2,322,340 shares at a cost of $63.8 million were repurchased at an average price per share of $27.47 under the Board's authorization. During fiscal 2012, 1,121,484 shares at a cost of $41.0 million were repurchased at an average price per share of $36.59 under the Board's authorization. At February 2, 2013, the remaining balance available under the Board's January 2011 authorization was $45.2 million.

In March 2013, the Board approved a $200.0 million share repurchase program for our common stock, which amended and increased the Company's then existing $150.0 million share repurchase program authorized in January 2011. Subsequent to February 2, 2013 and through March 22, 2013, we purchased 176,314 shares for $5.9 million at an average price per share of $33.48 under the Board's March 2013 authorization.

During fiscal 2012, 2011 and 2010, 7,041 shares, 7,132 shares and 7,134 shares, respectively, at a cost of $0.3 million, $0.2 million and $0.1 million, respectively, were repurchased at an average price per share of $37.28, $27.77 and $20.24, respectively, in private transactions to satisfy tax withholding obligations arising upon the vesting of certain restricted stock.

The following table summarizes our total treasury share repurchases during fiscal 2012, 2011 and 2010 (in thousands, except share data and average price per share):

	Fiscal Year
	2012	2011	2010
Shares repurchased	1,128,525	2,329,472	7,134
Total costs	$41,296	$63,988	$144
Average price per share	$36.59	$27.47	$20.24

Dividends—Cash dividends paid were approximately $37.1 million, $25.1 million and $19.1 million during fiscal 2012, 2011 and 2010, respectively. In fiscal 2012, a dividend of $0.18 per share was declared in the first, second, third and fourth quarters, for an annual dividend of $0.72 per share. In fiscal 2011, a dividend of $0.12 per share was declared in the first, second and third quarters and a dividend of $0.18 per share was declared in the fourth quarter, for an annual dividend of $0.54 per share. In fiscal 2010, a dividend of $0.09 per share was declared in the first, second and third quarters and a dividend of $0.12 per share was declared in the fourth quarter, for an annual dividend of $0.39 per share.

The cash dividend of $0.18 per share declared by our Board in January 2013 is payable on March 29, 2013 to shareholders of record on March 19, 2013. The dividend payout is approximately $9.3 million and is included in accrued expenses and other current liabilities on the consolidated balance sheet as of February 2, 2013.

  Future sources and uses of cash

Our primary uses of cash are to finance working capital requirements of our operations. In addition, we will use cash to fund capital expenditures, income taxes, dividend payments and repurchases of common stock, operating leases and various other obligations, including the commitments discussed in the "Contractual Obligations" table below, as they arise.

Capital expenditures are anticipated to be in the range of $100.0 to $108.0 million for 2013. This amount includes the anticipated costs of opening approximately 32 to 36 new Men's Wearhouse stores, three new Moores stores and one K&G store in 2013. The average cost (excluding telecommunications and point-of-sale equipment and inventory) of opening a new store is expected to be approximately $0.5 million in 2013. The balance of the capital expenditures for 2013 will be used for telecommunications, point-of-sale and other computer equipment and systems, store relocations, remodeling and expansion, distribution facilities and investment in other corporate assets. The Company anticipates that each of the 32 to 36 new Men's Wearhouse stores, each of the three new Moores stores and the one new K&G store will require, on average, an initial inventory costing approximately $0.3 million, $0.4 million and $0.9 million, respectively (subject to the seasonal patterns that affect inventory at all stores). These inventory purchases will be funded by cash from operations, trade credit and, if necessary, borrowings under our Credit Agreement. The actual amount of future capital expenditures and inventory purchases will depend in part on the number of new stores opened and the terms on which new stores are leased, as well as on industry trends consistent with our anticipated operating plans.

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

We are in the process of amending and restating our credit facility, which we expect to complete by mid-April 2013. Under the amended facility, we will increase our revolving credit facility to $300 million, with possible future increases to $450 million under an expansion feature, and will extend the maturity date to 2018. The amended facility will also provide for a $100 million term loan which will be repaid over five years, with 10% payable annually in quarterly installments and the remainder due at maturity. The other terms of the credit facility will remain substantially similar to those included in our current facility.

Current domestic and global economic conditions, including high unemployment levels, reduced public sector spending and constrained credit markets, could negatively affect our future operating results as well as our existing cash and cash equivalents balances. In addition, conditions in the financial markets could limit our access to additional capital resources, if needed, and could increase associated costs. Based on our current business plan, we believe that our existing cash and cash flows from operations will be sufficient to fund our planned store openings, relocations and remodelings, other capital expenditures and operating cash requirements, and that we will be able to maintain compliance with the covenants in our Credit Agreement (and potential amended and restated 2013 credit facility) for at least the next 12 months. Borrowings available under our Credit Agreement were $177.7 million as of February 2, 2013.

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

Contractual Obligations

As of February 2, 2013, the Company is obligated to make cash payments in connection with its noncancelable operating leases and other contractual obligations in the amounts listed below. In addition, we utilize letters of credit primarily for inventory purchases and as collateral for workers compensation claims. At February 2, 2013, letters of credit totaling approximately $22.3 million were issued and outstanding.

	Payments Due by Period
(In millions)	Total	<1 Year	1 - 3 Years	4 - 5 Years	> 5 Years
Contractual obligations
Operating lease base rentals(1)	$835.9	$166.8	$282.5	$185.9	$200.7
Other contractual obligations(2)	37.6	17.3	16.0	4.3	—

Total contractual obligations(3)	$873.5	$184.1	$298.5	$190.2	$200.7

(1)
We lease retail business locations, office and warehouse facilities, copier equipment and automotive equipment under various noncancelable operating leases. Leases on retail business locations specify minimum base rentals plus common area maintenance charges and possible additional rentals based upon percentages of sales. Most of the retail business location leases provide for renewal options at rates specified in the leases. Our future lease obligations would change if we exercised these renewal options and if we entered into additional lease agreements. See Note 16 of Notes to Consolidated Financial Statements for more information.

(2)
Other contractual obligations consist primarily of payments required under our marketing agreement with David's Bridal, Inc. and our agreement with Vera Wang that gives us the exclusive right to "Black by Vera Wang" tuxedo products.

(3)
Excluded from the table above is $4.8 million, which includes $0.9 million in interest, related to uncertain tax positions. These amounts are not included due to our inability to predict the timing of the settlement of these amounts. Refer to Note 5 of Notes to Consolidated Financial Statements for more information.

In the normal course of business, we issue purchase orders to vendors/suppliers for merchandise. The purchase orders represent executory contracts requiring performance by the vendors/suppliers, including the delivery of the merchandise prior to a specified cancellation date and compliance with product specifications, quality standards and other requirements. In the event of the vendor's failure to meet the agreed upon terms and conditions, we may cancel the order.

Off-Balance Sheet Arrangements

Other than the noncancelable operating leases, other contractual obligations and letters of credit discussed above, the Company does not have any off-balance sheet arrangements that are material to its financial position or results of operations.

Inflation

The Company believes the impact of inflation on the results of operations during the periods presented has been minimal. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

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

Revenue Recognition—Clothing product revenue is recognized at the time of sale and delivery of merchandise, net of actual sales returns and a provision for estimated sales returns, and excludes sales taxes. Revenues from tuxedo rental, alteration and other services are recognized upon completion of the services.

We present all non-income government-assessed taxes (sales, use and value added taxes) collected from our customers and remitted to governmental agencies on a net basis (excluded from net sales) in our consolidated financial statements. The government-assessed taxes are recorded in accrued expenses and other current liabilities until they are remitted to the government agency.

Inventories—Our inventory is carried at the lower of cost or market. Cost is determined based on the average cost method. Our inventory cost also includes estimated buying and distribution costs (warehousing, freight, hangers and merchandising costs) associated with the inventory, with the balance of such costs included in cost of sales. We make assumptions, based primarily on historical experience, as to items in our inventory that may be damaged, obsolete or salable only at marked down prices and reduce the cost of inventory to reflect the market value of these items. If actual damages, obsolescence or market demand is significantly different from our estimates, additional inventory write-downs could be required. In addition, buying and distribution costs are allocated to inventory based on the ratio of annual product purchases to inventory cost. If this ratio were to change significantly, it could materially affect the amount of buying and distribution costs included in cost of sales.

Impairment of Long-Lived Assets—Long-lived assets, such as property and equipment and identifiable intangibles with finite useful lives, are periodically evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level of which there are identifiable cash flows, which is generally at a store level. Assets are reviewed using factors including, but not limited to, the Company's future operating plans and projected cash flows. The determination of whether impairment has occurred is based on an estimate of undiscounted future cash flows directly related to the assets, compared to the carrying value of the assets. If the sum of the undiscounted future cash flows of the assets does not exceed the carrying value of the assets, full or partial impairment may exist. If the asset carrying amount exceeds its fair value, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined using an income approach, which requires discounting the estimated future cash flows associated with the asset. Estimating future cash flows requires management to make assumptions and to apply judgment, including forecasting future sales, costs and useful lives of assets. Significant judgment is also involved in selecting the appropriate discount rate to be applied in determining the estimated fair value of an asset. Changes to our key assumptions related to future performance, market conditions and other economic factors can significantly affect our impairment evaluation. For example, unanticipated adverse market conditions can cause individual stores to become unprofitable and can result in an impairment charge for the property and equipment assets in those stores.

During fiscal 2010, we recognized retail segment pretax non-cash asset impairment charges of $5.9 million related to store assets for 49 Men's Wearhouse and Tux stores, four K&G stores and three Men's Wearhouse stores. During fiscal 2011, we recognized retail segment pretax non-cash asset impairment charges of $2.0 million related to store assets for 26 Men's Wearhouse and Tux stores and two K&G stores. During fiscal 2012, we recognized retail segment pretax non-cash asset impairment charges of $0.5 million related to store assets for one Men's Wearhouse store, five Men's Wearhouse and Tux stores and two K&G stores.

The pretax asset impairment charges related to the store assets for the Men's Wearhouse and Tux stores were $3.6 million in fiscal 2010, $1.4 million in fiscal 2011 and $0.3 million in fiscal 2012 and resulted mainly from a consumer driven shifting of rental revenues from the rental stores to our Men's Wearhouse stores located in close proximity (one mile or less). The pretax asset impairment charges for the K&G stores of $1.9 million in 2010 were the result primarily of sales declines that started in 2007 and continued through fiscal 2010 caused mainly by the downturn experienced by the U.S. economy. In fiscal 2011, we recognized pretax asset impairment charges of $0.6 million for two K&G stores, one of which is still in operation at the end of fiscal 2012. In fiscal 2012, we recognized pretax asset impairment charges of $0.2 million for two K&G stores, both of which are still in operation at the end of fiscal 2012. We recognized pretax asset impairment charges in fiscal 2010 of $0.4 million for three Men's Wearhouse stores, one of which is still in operation at the end of fiscal 2012. No asset impairment charges were recognized for any Men's Wearhouse stores in fiscal 2011. In fiscal 2012, we recognized pretax asset impairment charges of $15 thousand for one Men's Wearhouse store, which is still in operation at the end of fiscal 2012.

Changes to our key assumptions related to future performance, market conditions and other economic factors could result in future impairment charges for stores or other long-lived assets where the carrying amount of the assets may not be recoverable.

Goodwill and Other Intangible Assets—Goodwill and other intangible assets are initially recorded at their fair values. Trademarks, tradenames, customer relationships and other identifiable intangible assets with finite useful lives are amortized to expense over their estimated useful lives of five to 20 years using the straight-line method and are periodically evaluated for impairment as discussed in the "Impairment of

Long-Lived Assets" section above. Identifiable intangible assets with an indefinite useful life, including goodwill, are not amortized but are evaluated annually as of our fiscal year end for impairment. A more frequent evaluation is performed if events or circumstances indicate that impairment could have occurred. Such events or circumstances could include, but are not limited to, significant negative industry or economic trends, unanticipated changes in the competitive environment, decisions to significantly modify or dispose of operations and a significant sustained decline in the market price of our stock.

Goodwill, which totaled $87.8 million at February 2, 2013, represents the excess cost of businesses acquired over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in prior business combinations. For purposes of our goodwill impairment evaluation, the reporting units are our operating brands identified in Note 14 of Notes to Consolidated Financial Statements. Goodwill has been assigned to the reporting units based on prior business combinations related to the brands. The goodwill impairment evaluation is performed in two steps. The first step is intended to determine if potential impairment exists and is performed by comparing each reporting unit's fair value to its carrying value, including goodwill. If the carrying value of a reporting unit exceeds its estimated fair value, goodwill is considered potentially impaired, and we must complete the second step of the testing to determine the amount of any impairment. The second step requires an allocation of the reporting unit's first step estimated fair value to the individual assets and liabilities of the reporting unit in the same manner as if the reporting unit was being acquired in a business combination. Any excess of the estimated fair value over the amounts allocated to the individual assets and liabilities represents the implied fair value of goodwill for the reporting unit. If the implied fair value of goodwill is less than the recorded goodwill, we would recognize an impairment charge for the difference.

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

Management judgment is a significant factor in the goodwill impairment evaluation process. The computations require management to make estimates and assumptions. Critical assumptions that are used as part of these evaluations include:

  •
  The potential future cash flows of the reporting unit.  The income approach relies on the timing and estimates of future cash flows. The projections use management's estimates of economic and market conditions over the projected period, including growth rates in revenue, gross margin and expense. The cash flows are based on the Company's most recent business operating plans and various growth rates have been assumed for years beyond the current business plan period. We believe that the assumptions and rates used in our 2012 impairment evaluation are reasonable; however, variations in the assumptions and rates could result in significantly different estimates of fair value.

  •
  Selection of an appropriate discount rate.  The income approach requires the selection of an appropriate discount rate, which is based on a weighted average cost of capital analysis. The discount rate is affected by changes in short-term interest rates and long-term yield as well as variances in the typical capital structure of marketplace participants. Given current economic conditions, it is possible that the discount rate will fluctuate in the near term. The weighted average cost of capital used to discount the cash flows for our reporting units ranged from 12.0% to 14.5% for the 2012 analysis.

  •
  Selection of comparable companies within the industry.  For purposes of the market comparable approach, valuations were determined by calculating average price multiples of relevant key drivers from a group of companies that are comparable to the reporting units being analyzed and applying those price multiples to the key drivers of the reporting unit. While the market price multiple is not an assumption, a presumption that it provides an indicator of the value of the reporting unit is inherent in the valuation. The determination of the market comparable also involves a degree of judgment. Earnings multiples of 4.5 to 8.5 were used for the 2012 analysis for our operating brands including Men's Wearhouse, Moores, K&G, MW Cleaners and our UK-based operations. A revenue multiple of 1.0 was used for the 2012 analysis for our Twin Hill operating brand.

As discussed above, the fair values of reporting units in 2012 were determined using a combined income and market comparable approach. We believe these two approaches are appropriate valuation techniques and we generally weight the two values equally as an estimate of reporting unit fair value for the purposes of our impairment testing. However, we may weigh one value more heavily than the other when conditions merit doing so. The fair value derived from the weighting of these two methods provided appropriate valuations that, in aggregate, reasonably reconciled to our market capitalization, taking into account observable control premiums. Therefore, we used the valuations in evaluating goodwill for possible impairment and determined that none of our goodwill was impaired.

The goodwill impairment evaluation process requires management to make estimates and assumptions with regard to the fair value of the reporting units. Actual values may differ significantly from these judgments, particularly if there are significant adverse changes in the operating environment for our reporting units. Sustained declines in the Company's market capitalization could also increase the risk of goodwill impairment. Such occurrences could result in future goodwill impairment charges that would, in turn, negatively impact the Company's results of operations; however, any such goodwill impairments would be non-cash charges that would not affect our cash flows or compliance with our current debt covenants.

No goodwill impairment was identified in fiscal 2012, 2011 or 2010.

Tuxedo Rental Product—The cost of our tuxedo rental product is amortized to cost of sales based on the cost of each unit rented, which is estimated based on the number of times the unit is expected to be rented and the average cost of the rental product. Lost, damaged and retired rental product is also charged to cost of sales. Tuxedo rental product is amortized to expense generally over a two to three year period. We make assumptions, based primarily on historical experience and information obtained from tuxedo rental industry sources, as to the number of times each unit can be rented. If the actual number of times a unit can be rented were to vary significantly from our estimates, it could materially affect the amount of tuxedo rental product amortization included in cost of sales.

Self-Insurance—We self-insure significant portions of our workers' compensation and employee medical costs. We estimate our liability for future payments under these programs based on historical experience and various assumptions as to participating employees, health care costs, number of claims and other factors, including industry trends and information provided to us by our insurance broker. We also use actuarial estimates. If the number of claims or the costs associated with those claims were to increase significantly over our estimates, additional charges to earnings could be necessary to cover required payments.

Income Taxes—Income taxes are accounted for using the asset and liability method. Deferred tax liabilities or assets are established for temporary differences between financial and tax reporting bases and are subsequently adjusted to reflect changes in enacted tax rates expected to be in effect when the temporary differences reverse. The deferred tax assets are reduced, if necessary, by a valuation allowance to the extent future realization of those tax benefits is uncertain.

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

Operating Leases—Our operating leases primarily relate to stores and generally contain rent escalation clauses, rent holidays, contingent rent provisions and occasionally leasehold incentives. We recognize rent expense for operating leases on a straight-line basis over the term of the lease, which is generally five to ten years based on the initial lease term plus first renewal option periods that are reasonably assured. Rent expense for stores is included in cost of sales as a part of occupancy cost and other rent is included in selling, general and administrative expenses. The lease terms commence when we take possession with the right to control use of the leased premises and, for stores, is generally 60 days prior to the date rent payments begin. Rental costs associated with ground or building operating leases that are incurred during a construction period are recognized as rental expense. Deferred rent that results from recognition of rent on a straight-line basis is included in other liabilities. Landlord incentives received for reimbursement of leasehold improvements are recorded as deferred rent and amortized as a reduction to rent expense over the term of the lease. Contingent rentals are generally based on percentages of sales and are recognized as store rent expense as they accrue.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued updated guidance regarding the reporting of amounts reclassified out of accumulated other comprehensive income. The update requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, entities are required to cross-reference to other disclosures that provide additional detail about those amounts. The update is effective prospectively for reporting periods beginning after December 15, 2012, with early adoption permitted. As the adoption of this update will only affect disclosure requirements, it will not have an impact on our financial position, results of operations or cash flows.

In July 2012, the FASB issued updated guidance regarding testing indefinite-lived intangible assets for impairment. The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is more likely than not that the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amended guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this update may change the way we perform our testing of indefinite-lived intangible assets for impairment but will have no impact on our financial position, results of operations or cash flows.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We are subject to exposure from fluctuations in U.S. dollar/Euro exchange rates, U.S. dollar/pound Sterling ("GBP") exchange rates and U.S. dollar/Canadian dollar ("CAD") exchange rates as a result of our direct sourcing programs and our operations in foreign countries. Our acquired UK-based operations in particular are subject to exposure from fluctuations in U.S. dollar/GBP exchange rates as Dimensions and Alexandra sell their products and conduct their business primarily in GBP but purchase most of their merchandise in transactions paid in U.S. dollars.

As further described in Note 13 of Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Information and Results of Operations—Liquidity and Capital Resources", our risk management policy is to hedge a significant portion of forecasted merchandise purchases for our direct sourcing programs that bear foreign exchange risk using foreign exchange forward contracts. The Company has not elected to apply hedge accounting to these transactions denominated in a foreign currency. At February 2, 2013, we had four contracts maturing in varying increments to purchase Euros for an aggregate notional amount of US$1.2 million maturing at various dates through May 2013, 10 contracts maturing in varying increments to purchase U.S.dollars ("USD") for an aggregate notional amount of CAD $4.1 million maturing at various dates through May 2013 and 16 contracts maturing in varying increments to purchase USD for an aggregate notional amount of GBP £14.0 million maturing at various dates through June 2013. For the fiscal year ended February 2, 2013, we recognized a net pre-tax loss of $0.5 million in cost of sales in the consolidated statement of earnings for our derivative financial instruments not designated as hedging instruments. At January 28, 2012, we had 10 contracts maturing in varying increments to purchase Euros for an aggregate notional amount of US$1.7 million maturing at various dates through June 2012, nine contracts maturing in varying increments to purchase USD for an aggregate notional amount of CAD $5.9 million maturing at various dates through June 2012 and 22 contracts maturing in varying increments to purchase USD for an aggregate notional amount of GBP £10.5 million maturing at various dates through May 2012. For the fiscal year ended January 28, 2012, we recognized a net pre-tax loss of $0.7 million in cost of sales in the consolidated statement of earnings for our derivative financial instruments not designated as hedging instruments. For the fiscal year ended January 29, 2011, we recognized a net pre-tax gain of $0.6 million in cost of sales in the consolidated statement of earnings for our derivative financial instruments not designated as hedging instruments.

A hypothetical 10% increase in applicable February 2, 2013 forward rates could decrease the fair value of the derivative financial instruments by $0.9 million, whereas a hypothetical 10% decrease in applicable February 2, 2013 forward rates could increase the fair value of the derivative contracts by $1.3 million. However, it should be noted that any change in the value of these contracts, whether real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged item.

Dimensions and Alexandra, our UK-based operations, sell their products and conduct their business primarily in GBP but purchase most of their merchandise in transactions paid in USD. The exchange rate between the GBP and USD has fluctuated over the last ten years. A decline in the value of the GBP as compared to the USD will adversely impact our UK operating results as the cost of merchandise purchases will increase and the revenues and earnings of our UK operations will be reduced when they are translated to USD. Also, the value of our UK net assets in USD may decline. Dimensions and Alexandra utilize foreign currency hedging contracts as discussed above to limit exposure to changes in USD/GBP exchange rates.

Moores conducts its business in CAD. The exchange rate between CAD and USD has fluctuated over the last ten years. If the value of the CAD against the USD weakens, then the revenues and earnings of our Canadian operations will be reduced when they are translated to USD. Also, the value of our Canadian net assets in USD may decline. Moores utilizes foreign currency hedging contracts as discussed above to limit exposure to changes in USD/CAD exchange rates.

Interest Rate Risk

We are also exposed to risk under our Credit Agreement. Interest rates under our Credit Agreement vary with the (i) adjusted LIBO rate, (ii) adjusted EURIBO rate, (iii) CDO rate, (iv) Canadian prime rate or (v) an alternate base rate (equal to the greater of the prime rate, the federal funds rate plus 0.5% or the adjusted LIBO rate for a one month period plus 1.0%). Advances under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin up to 2.75%. See Note 4 of Notes to Consolidated Financial Statements. At February 2, 2013, there were no borrowings outstanding under the Credit Agreement.

We also have exposure to market rate risk for changes in interest rates as those rates relate to our investment portfolio. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. As of February 2, 2013, we have highly liquid investments classified as cash equivalents in our consolidated balance sheet. Future investment income earned on our cash equivalents will fluctuate in line with short-term interest rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Men's Wearhouse, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of The Men's Wearhouse, Inc. and subsidiaries (the "Company") as of February 2, 2013 and January 28, 2012, and the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the three years in the period ended February 2, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Men's Wearhouse, Inc. and subsidiaries as of February 2, 2013 and January 28, 2012, and the results of their operations and their cash flows for each of the three years in the period ended February 2, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of February 2, 2013, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 3, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

                      /s/ DELOITTE & TOUCHE LLP

Houston, Texas
April 3, 2013

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except shares)

	February 2, 2013	January 28, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$156,063	$125,306
Accounts receivable, net	63,010	56,669
Inventories	556,531	572,502
Other current assets	79,549	70,906

Total current assets	855,153	825,383

PROPERTY AND EQUIPMENT, AT COST:
Land	18,524	13,332
Buildings	107,073	95,203
Leasehold improvements	439,079	405,202
Furniture, fixtures and equipment	473,450	453,185

	1,038,126	966,922
Less accumulated depreciation and amortization	(649,008)	(611,205)

Net property and equipment	389,118	355,717

TUXEDO RENTAL PRODUCT, net	126,825	99,814
GOODWILL	87,835	87,782
INTANGIBLE ASSETS, net	32,442	33,711
OTHER ASSETS	4,974	3,545

TOTAL ASSETS	$1,496,347	$1,405,952

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$123,983	$123,445
Accrued expenses and other current liabilities	164,344	154,395
Income taxes payable	5,856	3,435

Total current liabilities	294,183	281,275
DEFERRED TAXES AND OTHER LIABILITIES	92,929	92,858

Total liabilities	387,112	374,133

COMMITMENTS AND CONTINGENCIES (Note 4 and Note 16)
EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 72,550,652 and 71,827,993 shares issued	725	718
Capital in excess of par	386,254	362,735
Retained earnings	1,190,246	1,095,535
Accumulated other comprehensive income	36,924	36,921
Treasury stock, 21,570,052 and 20,447,822 shares at cost	(517,894)	(476,749)

Total equity attributable to common shareholders	1,096,255	1,019,160
Noncontrolling interest	12,980	12,659

Total equity	1,109,235	1,031,819

TOTAL LIABILITIES AND EQUITY	$1,496,347	$1,405,952

The accompanying notes are an integral part of these consolidated financial statements.

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

For the Years Ended
February 2, 2013, January 28, 2012 and January 29, 2011

(In thousands, except per share amounts)

	Fiscal Year
	2012	2011	2010
Net sales:
Retail clothing product	$1,691,248	$1,619,671	$1,480,492
Tuxedo rental services	406,454	376,857	364,269
Alteration and other services	151,147	142,665	131,605

Total retail sales	2,248,849	2,139,193	1,976,366
Corporate apparel clothing product sales	239,429	243,491	126,298

Total net sales	2,488,278	2,382,684	2,102,664
Cost of sales:
Retail clothing product	756,048	723,658	681,817
Tuxedo rental services	56,567	52,621	56,067
Alteration and other services	113,846	107,836	98,126
Occupancy costs	283,382	273,300	276,688

Total retail cost of sales	1,209,843	1,157,415	1,112,698
Corporate apparel clothing product cost of sales	170,287	176,342	91,533

Total cost of sales	1,380,130	1,333,757	1,204,231
Gross margin:
Retail clothing product	935,200	896,013	798,675
Tuxedo rental services	349,887	324,236	308,202
Alteration and other services	37,301	34,829	33,479
Occupancy costs	(283,382)	(273,300)	(276,688)

Total retail gross margin	1,039,006	981,778	863,668
Corporate apparel clothing product gross margin	69,142	67,149	34,765

Total gross margin	1,108,148	1,048,927	898,433
Asset impairment charges	482	2,042	5,854
Selling, general and administrative expenses	909,098	861,453	790,908

Operating income	198,568	185,432	101,671
Interest income	648	424	315
Interest expense	(1,544)	(1,446)	(1,456)

Earnings before income taxes	197,672	184,410	100,530
Provision for income taxes	65,609	63,944	32,852

Net earnings including noncontrolling interest	132,063	120,466	67,678
Net (earnings) loss attributable to noncontrolling interest	(347)	135	19

Net earnings attributable to common shareholders	$131,716	$120,601	$67,697

Net earnings per common share attributable to common shareholders (Note 3):
Basic	$2.56	$2.32	$1.27

Diluted	$2.55	$2.30	$1.27

Weighted average common shares outstanding (Note 3):
Basic	50,793	51,423	52,647

Diluted	51,026	51,692	52,853

The accompanying notes are an integral part of these consolidated financial statements.

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended
February 2, 2013, January 28, 2012 and January 29, 2011

(In thousands)

	For the Fiscal Year Ended
	2012	2011	2010
Net earnings including noncontrolling interest	$132,063	$120,466	$67,678
Currency translation adjustments, net of tax	(23)	(1,551)	5,744

Comprehensive income including noncontrolling interest	132,040	118,915	73,422

Comprehensive (income) loss attributable to noncontrolling interest:
Net (earnings) loss	(347)	135	19
Currency translation adjustments, net of tax	26	106	85

Amounts attributable to noncontrolling interest	(321)	241	104

Comprehensive income attributable to common shareholders	$131,719	$119,156	$73,526

The accompanying notes are an integral part of these consolidated financial statements.

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except shares)

	Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock, at Cost	Total Equity Attributable to Common Shareholders	Noncontrolling Interest	Total Equity
BALANCES—January 30, 2010	$705	$327,742	$956,032	$32,537	$(412,626)	$904,390	$—	$904,390
Net earnings (loss)	—	—	67,697	—	—	67,697	(19)	67,678
Other comprehensive income (loss)	—	—	—	5,829	—	5,829	(85)	5,744
Cash dividends—$0.39 per share	—	—	(20,754)	—	—	(20,754)	—	(20,754)
Share-based compensation	—	11,892	—	—	—	11,892	—	11,892
Common stock issued under share-based award plans and to stock discount plan—501,802 shares	5	3,895	—	—	—	3,900	—	3,900
Tax payments related to vested deferred stock units	—	(2,748)	—	—	—	(2,748)	—	(2,748)
Tax benefit related to share-based plans	—	882	—	—	—	882	—	882
Treasury stock reissued—386 shares	—	—	—	—	9	9	—	9
Repurchases of common stock—7,134 shares	—	—	—	—	(144)	(144)	—	(144)
Fair value of noncontrolling interest associated with business acquired (Note 2)	—	—	—	—	—	—	13,004	13,004

BALANCES—January 29, 2011	710	341,663	1,002,975	38,366	(412,761)	970,953	12,900	983,853
Net earnings (loss)	—	—	120,601	—	—	120,601	(135)	120,466
Other comprehensive loss	—	—	—	(1,445)	—	(1,445)	(106)	(1,551)
Cash dividends—$0.54 per share	—	—	(28,041)	—	—	(28,041)	—	(28,041)
Share-based compensation	—	13,798	—	—	—	13,798	—	13,798
Common stock issued under share-based award plans and to stock discount plan—841,543 shares	8	8,346	—	—	—	8,354	—	8,354
Tax payments related to vested deferred stock units	—	(2,955)	—	—	—	(2,955)	—	(2,955)
Tax benefit related to share-based plans	—	1,883	—	—	—	1,883	—	1,883
Repurchases of common stock—2,329,472 shares	—	—	—	—	(63,988)	(63,988)	—	(63,988)

BALANCES—January 28, 2012	718	362,735	1,095,535	36,921	(476,749)	1,019,160	12,659	1,031,819
Net earnings	—	—	131,716	—	—	131,716	347	132,063
Other comprehensive income (loss)	—	—	—	3	—	3	(26)	(23)
Cash dividends—$0.72 per share	—	—	(37,005)	—	—	(37,005)	—	(37,005)
Share-based compensation	—	16,515	—	—	—	16,515	—	16,515
Common stock issued under share-based award plans and to stock discount plan—722,659 shares	7	8,450	—	—	—	8,457	—	8,457
Tax payments related to vested deferred stock units	—	(4,421)	—	—	—	(4,421)	—	(4,421)
Tax benefit related to share-based plans	—	2,949	—	—	—	2,949	—	2,949
Treasury stock reissued—6,295 shares	—	26	—	—	151	177	—	177
Repurchases of common stock—1,128,525 shares	—	—	—	—	(41,296)	(41,296)	—	(41,296)

BALANCES—February 2, 2013	$725	$386,254	$1,190,246	$36,924	$(517,894)	$1,096,255	$12,980	$1,109,235

The accompanying notes are an integral part of these consolidated financial statements.

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended
February 2, 2013, January 28, 2012 and January 29, 2011

(In thousands)

	Fiscal Year
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings including noncontrolling interest	$132,063	$120,466	$67,678
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	84,979	75,968	75,998
Tuxedo rental product amortization	28,315	28,858	33,485
Asset impairment charges	482	2,042	5,854
Loss on disposition of assets	1,958	2,778	223
Gain on bargain purchase acquisition	—	—	(524)
Share-based compensation	16,515	13,798	11,892
Excess tax benefits from share-based plans	(2,997)	(1,903)	(1,107)
Deferred tax provision	5,180	29,428	8,735
Deferred rent expense and other	1,030	1,084	3,001
Changes in operating assets and liabilities:
Accounts receivable	(6,447)	3,615	(19,846)
Inventories	16,026	(86,726)	16,804
Tuxedo rental product	(55,281)	(39,194)	(19,234)
Other assets	(11,089)	7,088	(7,473)
Accounts payable, accrued expenses and other current liabilities	9,103	5,351	19,155
Income taxes payable	5,172	683	(22,026)
Other liabilities	721	(539)	(2,668)

Net cash provided by operating activities	225,730	162,797	169,947

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(121,433)	(91,820)	(58,868)
Acquisitions of businesses, net of cash	—	—	(97,786)
Investment in trademarks, tradenames and other assets	(2,075)	—	—
Proceeds from sales of property and equipment	33	59	76

Net cash used in investing activities	(123,475)	(91,761)	(156,578)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	8,457	8,354	3,900
Payments on Canadian term loan	—	—	(46,738)
Cash dividends paid	(37,084)	(25,098)	(19,111)
Deferred financing costs	—	—	(1,577)
Tax payments related to vested deferred stock units	(4,421)	(2,955)	(2,748)
Excess tax benefits from share-based plans	2,997	1,903	1,107
Repurchases of common stock	(41,296)	(63,988)	(144)

Net cash used in financing activities	(71,347)	(81,784)	(65,311)

Effect of exchange rate changes	(151)	(317)	2,295

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	30,757	(11,065)	(49,647)
Balance at beginning of period	125,306	136,371	186,018

Balance at end of period	$156,063	$125,306	$136,371

The accompanying notes are an integral part of these consolidated financial statements.

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

For the Years Ended
February 2, 2013, January 28, 2012 and January 29, 2011

(In thousands)

	Fiscal Year
	2012	2011	2010
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$1,154	$1,047	$1,144

Income taxes, net	$60,437	$23,127	$59,261

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Additional capital in excess of par resulting from tax benefit related to share-based plans	$2,949	$1,883	$882

Treasury stock contributed to employee stock plan	$—	$—	$9

Cash dividends declared	$9,260	$9,339	$6,396

We had unpaid capital expenditure purchases accrued in accounts payable and accrued expenses and other current liabilities of approximately $14.0 million, $12.7 million and $6.3 million in fiscal 2012, 2011 and 2010, respectively. Capital expenditure purchases are recorded as cash outflows from investing activities in the consolidated statement of cash flows in the period they are paid.

The accompanying notes are an integral part of these consolidated financial statements.

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended
February 2, 2013, January 28, 2012 and January 29, 2011

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business—The Men's Wearhouse, Inc. and its subsidiaries (the "Company") is a specialty apparel retailer offering suits, suit separates, sport coats, slacks, sportswear, outerwear, dress shirts, shoes and accessories for men and tuxedo rentals. We offer our products and services through multiple channels including The Men's Wearhouse, Men's Wearhouse and Tux, Moores Clothing for Men, K&G and the internet at www.menswearhouse.com and www.kgstores.com. Our stores are located throughout the United States and Canada and carry a wide selection of exclusive and non-exclusive merchandise brands. In addition, we offer our customers a variety of services, including alterations and our loyalty program, and most of our K&G stores offer ladies' career apparel, sportswear and accessories, including shoes, and children's apparel. We follow the standard fiscal year of the retail industry, which is a 52-week or 53-week period ending on the Saturday closest to January 31. Fiscal year 2012 ended on February 2, 2013, fiscal year 2011 ended on January 28, 2012 and fiscal year 2010 ended on January 29, 2011. Fiscal year 2012 included 53 weeks and fiscal years 2011 and 2010 each included 52 weeks.

We also conduct corporate apparel and uniform operations through Twin Hill in the United States ("U.S.") and Dimensions, Alexandra and Yaffy in the United Kingdom ("UK") and, in the Houston, Texas area, we conduct retail dry cleaning, laundry and heirlooming operations through MW Cleaners. We operate two reportable segments as determined by the way we manage, evaluate and internally report our business activities: Retail and Corporate Apparel. Refer to Note 14 for further segment information.

On August 6, 2010, we acquired Dimensions Clothing Limited ("Dimensions") and certain assets of Alexandra plc ("Alexandra"), two leading providers of corporate clothing uniforms and workwear in the UK, (refer to Note 2 for further details regarding the acquisitions).

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

Principles of Consolidation—The consolidated financial statements include the accounts of The Men's Wearhouse, Inc. and its subsidiaries. Intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our most significant estimates and assumptions, as discussed in "Management's Discussion and Analysis—Critical Accounting Policies and Estimates" included herein, are those relating to revenue recognition, inventories, impairment of long-lived assets, including goodwill, amortization of the cost of our tuxedo rental product, our estimated liabilities for self-insured portions of our workers' compensation and employee health benefit costs, our estimates relating to income taxes and our operating lease accounting.

Cash and Cash Equivalents—Cash and cash equivalents includes all cash in banks, cash on hand and all highly liquid investments with an original maturity of three months or less.

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounts Receivable—Accounts receivable consists of our receivables from third-party credit card providers and other trade receivables, net of an allowance for uncollectible accounts of $1.0 million and $0.8 million in fiscal 2012 and 2011, respectively. Collectability is reviewed regularly and the allowance is adjusted as necessary. Our other trade receivables consist primarily of receivables from our corporate apparel segment customers.

Inventories—Inventories are valued at the lower of cost or market. Cost is determined based on the average cost method. Our inventory cost also includes estimated buying and distribution costs (warehousing, freight, hangers and merchandising costs) associated with the inventory, with the balance of such costs included in cost of sales. Buying and distribution costs are allocated to inventory based on the ratio of annual product purchases to inventory cost. We make assumptions, based primarily on historical experience, as to items in our inventory that may be damaged, obsolete or salable only at marked down prices and reduce the cost of inventory to reflect the market value of these items.

Property and Equipment—Property and equipment are stated at cost. Normal repairs and maintenance costs are charged to earnings as incurred and additions and major improvements are capitalized. The cost of assets retired or otherwise disposed of and the related allowances for depreciation are eliminated from the accounts in the period of disposal and the resulting gain or loss is credited or charged to earnings.

Buildings are depreciated using the straight-line method over their estimated useful lives of 20 to 25 years. Depreciation of leasehold improvements is computed on the straight-line method over the term of the lease, which is generally five to ten years based on the initial lease term plus first renewal option periods that are reasonably assured, or the useful life of the assets, whichever is shorter. Furniture, fixtures and equipment are depreciated using primarily the straight-line method over their estimated useful lives of two to 25 years.

Depreciation expense was $81.7 million, $72.6 million and $73.6 million for fiscal 2012, 2011 and 2010, respectively.

Impairment of Long-Lived Assets—Long-lived assets, such as property and equipment and identifiable intangibles with finite useful lives, are periodically evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level of which there are identifiable cash flows, which is generally at a store level. Assets are reviewed using factors including, but not limited to, the Company's future operating plans and projected cash flows. The determination of whether impairment has occurred is based on an estimate of undiscounted future cash flows directly related to the assets, compared to the carrying value of the assets. If the sum of the undiscounted future cash flows of the assets does not exceed the carrying value of the assets, full or partial impairment may exist. If the asset carrying amount exceeds its fair value, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined using an income approach, which requires discounting the estimated future cash flows associated with the asset. Estimating future cash flows requires management to make assumptions and to apply judgment, including forecasting future sales, costs and useful lives of assets. Significant judgment is also involved in selecting the appropriate discount rate to be applied in determining the estimated fair value of an asset. Changes to our key assumptions related to future performance, market conditions and other economic factors can significantly affect our impairment evaluation. For example, unanticipated adverse market conditions can cause individual stores to become unprofitable and can result in an impairment charge for the property and equipment assets in those stores.

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During fiscal 2010, we recognized retail segment pretax non-cash asset impairment charges of $5.9 million related to store assets for 49 Men's Wearhouse and Tux stores, four K&G stores and three Men's Wearhouse stores. During fiscal 2011, we recognized retail segment pretax non-cash asset impairment charges of $2.0 million related to store assets for 26 Men's Wearhouse and Tux stores and two K&G stores. During fiscal 2012, we recognized retail segment pretax non-cash asset impairment charges of $0.5 million related to store assets for one Men's Wearhouse store, five Men's Wearhouse and Tux stores and two K&G stores.

The pretax asset impairment charges related to the store assets for the Men's Wearhouse and Tux stores were $3.6 million in fiscal 2010, $1.4 million in fiscal 2011 and $0.3 million in fiscal 2012 and resulted mainly from a consumer driven shifting of rental revenues from the rental stores to our Men's Wearhouse stores located in close proximity (one mile or less). The pretax asset impairment charges for the K&G stores of $1.9 million in 2010 were the result primarily of sales declines that started in 2007 and continued through fiscal 2010 caused mainly by the downturn experienced by the U.S. economy. In fiscal 2011, we recognized pretax asset impairment charges of $0.6 million for two K&G stores, one of which is still in operation at the end of fiscal 2012. In fiscal 2012, we recognized pretax asset impairment charges of $0.2 million for two K&G stores, both of which are still in operation at the end of fiscal 2012. We recognized pretax asset impairment charges in fiscal 2010 of $0.4 million for three Men's Wearhouse stores, one of which is still in operation at the end of fiscal 2012. No asset impairment charges were recognized for any Men's Wearhouse stores in fiscal 2011. In fiscal 2012, we recognized pretax asset impairment charges of $15 thousand for one Men's Wearhouse store, which is still in operation at the end of fiscal 2012.

Changes to our key assumptions related to future performance, market conditions and other economic factors could result in future impairment charges for stores or other long-lived assets where the carrying amount of the assets may not be recoverable.

Goodwill and Other Intangible Assets—Goodwill and other intangible assets are initially recorded at their fair values. Trademarks, tradenames, customer relationships and other identifiable intangible assets with finite useful lives are amortized to expense over their estimated useful lives of five to 20 years using the straight-line method and are periodically evaluated for impairment as discussed in the "Impairment of Long-Lived Assets" section above. Identifiable intangible assets with an indefinite useful life, including goodwill, are not amortized but are evaluated annually as of our fiscal year end for impairment. A more frequent evaluation is performed if events or circumstances indicate that impairment could have occurred. Such events or circumstances could include, but are not limited to, significant negative industry or economic trends, unanticipated changes in the competitive environment, decisions to significantly modify or dispose of operations and a significant sustained decline in the market price of our stock.

Goodwill, which totaled $87.8 million at February 2, 2013, represents the excess cost of businesses acquired over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in prior business combinations. For purposes of our goodwill impairment evaluation, the reporting units are our operating brands identified in Note 14. Goodwill has been assigned to the reporting units based on prior business combinations related to the brands. The goodwill impairment evaluation is performed in two steps. The first step is intended to determine if potential impairment exists and is performed by comparing each reporting unit's fair value to its carrying value, including goodwill. If the carrying value of a reporting unit exceeds its estimated fair value, goodwill is considered potentially impaired, and we must complete the second step of the testing to determine the amount of any impairment. The second step requires an allocation of the reporting unit's first step estimated fair value to the individual assets and liabilities of the reporting unit in the same manner as if the reporting unit was being acquired in a business combination. Any excess of the estimated fair value over the amounts allocated to the individual assets and liabilities represents the implied fair value of goodwill for the reporting unit. If the implied fair value of goodwill is less than the recorded goodwill, we would recognize an impairment charge for the difference.

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Management judgment is a significant factor in the goodwill impairment evaluation process. The computations require management to make estimates and assumptions. Critical assumptions that are used as part of these evaluations include:

  •
  The potential future cash flows of the reporting unit.  The income approach relies on the timing and estimates of future cash flows. The projections use management's estimates of economic and market conditions over the projected period, including growth rates in revenue, gross margin and expense. The cash flows are based on the Company's most recent business operating plans and various growth rates have been assumed for years beyond the current business plan period. We believe that the assumptions and rates used in our 2012 impairment evaluation are reasonable; however, variations in the assumptions and rates could result in significantly different estimates of fair value.

  •
  Selection of an appropriate discount rate.  The income approach requires the selection of an appropriate discount rate, which is based on a weighted average cost of capital analysis. The discount rate is affected by changes in short-term interest rates and long-term yield as well as variances in the typical capital structure of marketplace participants. Given current economic conditions, it is possible that the discount rate will fluctuate in the near term. The weighted average cost of capital used to discount the cash flows for our reporting units ranged from 12.0% to 14.5% for the 2012 analysis.

  •
  Selection of comparable companies within the industry.  For purposes of the market comparable approach, valuations were determined by calculating average price multiples of relevant key drivers from a group of companies that are comparable to the reporting units being analyzed and applying those price multiples to the key drivers of the reporting unit. While the market price multiple is not an assumption, a presumption that it provides an indicator of the value of the reporting unit is inherent in the valuation. The determination of the market comparable also involves a degree of judgment. Earnings multiples of 4.5 to 8.5 were used for the 2012 analysis for our operating brands including Men's Wearhouse, Moores, K&G, MW Cleaners and our UK-based operations. A revenue multiple of 1.0 was used for the 2012 analysis for our Twin Hill operating brand.

As discussed above, the fair values of reporting units in 2012 were determined using a combined income and market comparable approach. We believe these two approaches are appropriate valuation techniques and we generally weight the two values equally as an estimate of reporting unit fair value for the purposes of our impairment testing. However, we may weigh one value more heavily than the other when conditions merit doing so. The fair value derived from the weighting of these two methods provided appropriate valuations that, in aggregate, reasonably reconciled to our market capitalization, taking into account observable control premiums. Therefore, we used the valuations in evaluating goodwill for possible impairment and determined that none of our goodwill was impaired.

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The goodwill impairment evaluation process requires management to make estimates and assumptions with regard to the fair value of the reporting units. Actual values may differ significantly from these judgments, particularly if there are significant adverse changes in the operating environment for our reporting units. Sustained declines in the Company's market capitalization could also increase the risk of goodwill impairment. Such occurrences could result in future goodwill impairment charges that would, in turn, negatively impact the Company's results of operations; however, any such goodwill impairments would be non-cash charges that would not affect our cash flows or compliance with our current debt covenants.

No goodwill impairment was identified in fiscal 2012, 2011 or 2010.

Tuxedo Rental Product—Tuxedo rental product is amortized to cost of sales based on the cost of each unit rented. The cost of each unit rented is estimated based on the number of times the unit is expected to be rented and the average cost of the rental product. Lost, damaged and retired rental product is also charged to cost of sales. Tuxedo rental product is amortized to expense generally over a two to three year period. We make assumptions, based primarily on historical experience and information obtained from tuxedo rental industry sources, as to the number of times each unit can be rented. Amortization expense was $28.3 million, $28.9 million and $33.5 million for fiscal 2012, 2011 and 2010, respectively.

Derivative Financial Instruments—Derivative financial instruments are recorded in the consolidated balance sheet at fair value as other current assets or accrued expenses and other current liabilities. The Company has not elected to apply hedge accounting to our derivative financial instruments. The gain or loss on derivative financial instruments is recorded in cost of sales in the consolidated statements of earnings. Refer to Note 13 for further information regarding our derivative instruments.

Self-Insurance—We self-insure significant portions of our workers' compensation and employee medical costs. We estimate our liability for future payments under these programs based on historical experience and various assumptions as to participating employees, health care costs, number of claims and other factors, including industry trends and information provided to us by our insurance broker. We also use actuarial estimates. If the number of claims or the costs associated with those claims were to increase significantly over our estimates, additional charges to earnings could be necessary to cover required payments.

Sabbatical Leave—We recognize compensation expense associated with a sabbatical leave or other similar benefit arrangement over the requisite service period during which an employee earns the benefit. The accrued liability for sabbatical leave, which is included in accrued expenses and other current liabilities in the consolidated balance sheets, was $11.7 million and $11.1 million as of fiscal 2012 and 2011, respectively.

Income Taxes—Income taxes are accounted for using the asset and liability method. Deferred tax liabilities or assets are established for temporary differences between financial and tax reporting bases and subsequently adjusted to reflect changes in enacted tax rates expected to be in effect when the temporary differences reverse. The deferred tax assets are reduced, if necessary, by a valuation allowance to the extent future realization of those tax benefits is uncertain.

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

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue Recognition—Clothing product revenue is recognized at the time of sale and delivery of merchandise, net of actual sales returns and a provision for estimated sales returns, and excludes sales taxes. Revenues from tuxedo rental, alteration and other services are recognized upon completion of the services.

We present all non-income government-assessed taxes (sales, use and value added taxes) collected from our customers and remitted to governmental agencies on a net basis (excluded from net sales) in our consolidated financial statements. The government-assessed taxes are recorded in accrued expenses and other current liabilities until they are remitted to the government agency.

Gift Cards and Gift Card Breakage—Proceeds from the sale of gift cards are recorded as a liability and are recognized as net sales from products and services when the cards are redeemed. Our gift cards are issued by an unrelated third party and do not have expiration dates. We recognize income from breakage of gift cards when the likelihood of redemption of the gift card is remote. We determine our gift card breakage rate based upon historical redemption patterns. Based on this historical information, the likelihood of a gift card remaining unredeemed can be determined 36 months after the gift card is issued. At that time, breakage income is recognized for those cards for which the likelihood of redemption is deemed to be remote and for which there is no legal obligation for us to remit the value of such unredeemed gift cards to any relevant jurisdictions. Gift card breakage income is recorded as other operating income and is classified as a reduction of "Selling, general and administrative expenses" in our consolidated statement of earnings. Pretax breakage income of $1.5 million, $1.4 million and $1.8 million was recognized during fiscal 2012, 2011 and 2010, respectively. Gift card breakage estimates are reviewed on a quarterly basis.

Loyalty Program—We maintain a customer loyalty program in our Men's Wearhouse, Men's Wearhouse and Tux and Moores stores in which customers receive points for purchases. Points are equivalent to dollars spent on a one-to-one basis, excluding any sales tax dollars. Upon reaching 500 points, customers are issued a $50 rewards certificate which they may redeem for purchases at our Men's Wearhouse, Men's Wearhouse and Tux or Moores stores. Generally, reward certificates earned must be redeemed no later than six months from the date of issuance. We accrue the estimated costs of the anticipated certificate redemptions when the certificates are issued and charge such costs to cost of goods sold. Redeemed certificates are recorded as markdowns when redeemed and no revenue is recognized for the redeemed certificate amounts. The estimate of costs associated with the loyalty program requires us to make assumptions related to the cost of product or services to be provided to customers when the certificates are redeemed as well as redemption rates. The accrued liability for loyalty program reward certificates, which is included in accrued expenses and other current liabilities in the consolidated balance sheets, was $6.9 million and $6.5 million as of fiscal 2012 and 2011, respectively.

Vendor Allowances—Vendor allowances received are recognized as a reduction of the cost of the merchandise purchased.

Shipping and Handling Costs—All shipping and handling costs for product sold are recognized as cost of goods sold.

Operating Leases—Operating leases relate primarily to stores and generally contain rent escalation clauses, rent holidays, contingent rent provisions and occasionally leasehold incentives. Rent expense for operating leases is recognized on a straight-line basis over the term of the lease, which is generally five to ten years based on the initial lease term plus first renewal option periods that are reasonably assured. Rent expense for stores is included in cost of sales as a part of occupancy cost and other rent is included in selling, general and administrative expenses. The lease terms commence when we take possession with the right to control use of the leased premises and, for stores, is generally 60 days prior to the date rent payments

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

begin. Rental costs associated with ground or building operating leases that are incurred during a construction period are recognized as rental expense.

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

Advertising—Advertising costs are expensed as incurred or, in the case of media production costs, when the commercial first airs. Advertising expenses were $94.4 million, $84.4 million and $91.5 million in fiscal 2012, 2011 and 2010, respectively.

New Store Costs—Promotion and other costs associated with the opening of new stores are expensed as incurred.

Store Closures and Relocations—Costs associated with store closures or relocations are charged to expense when the liability is incurred. When we close or relocate a store, we record a liability for the present value of estimated unrecoverable cost, which is substantially made up of the remaining net lease obligation.

Share-Based Compensation—In recognizing share-based compensation, we follow the provisions of the authoritative guidance regarding share-based awards. This guidance establishes fair value as the measurement objective in accounting for stock awards and requires the application of a fair value based measurement method in accounting for compensation cost, which is recognized over the requisite service period.

We use the Black-Scholes option pricing model to estimate the fair value of stock options on the date of grant. The fair value of restricted stock and deferred stock units is determined based on the number of shares granted and the quoted closing price of the Company's common stock on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period. For grants that are subject to graded vesting over a service period, we recognize expense on a straight-line basis over the requisite service period for the entire award.

Share-based compensation expense recognized for fiscal 2012, 2011 and 2010 was $16.5 million, $13.8 million and $11.9 million, respectively. Total income tax benefit recognized in net earnings for share-based compensation arrangements was $6.4 million, $5.4 million and $4.6 million for fiscal 2012, 2011 and 2010, respectively. Refer to Note 9 for additional disclosures regarding share-based compensation.

Foreign Currency Translation—Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at each balance sheet date. Equity is translated at applicable historical exchange rates. Income, expense and cash flow items are translated at average exchange rates during the year. Resulting translation adjustments are reported as a separate component of comprehensive income.

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Comprehensive Income—Comprehensive income includes all changes in equity during the period presented that result from transactions and other economic events other than transactions with shareholders. We present comprehensive income in a separate statement in the accompanying financial statements.

Noncontrolling Interest—Noncontrolling interest in our consolidated balance sheets represents the proportionate share of equity attributable to the minority shareholders of our consolidated UK subsidiaries. Noncontrolling interest is adjusted each period to reflect the allocation of comprehensive income to or the absorption of comprehensive losses by the noncontrolling interest.

Earnings per share—We calculate earnings per common share attributable to common shareholders using the two-class method in accordance with the guidance for determining whether instruments granted in share-based payment transactions are participating securities, which provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per common share attributable to common shareholders pursuant to the two-class method. Refer to Note 3 for disclosures regarding earnings per common share attributable to common shareholders.

Treasury stock—Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Gains and losses on the subsequent reissuance of shares are credited or charged to capital in excess of par value using the average-cost method.

Recent Accounting Pronouncements—In February 2013, the Financial Accounting Standards Board ("FASB") issued updated guidance regarding the reporting of amounts reclassified out of accumulated other comprehensive income. The update requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, entities are required to cross-reference to other disclosures that provide additional detail about those amounts. The update is effective prospectively for reporting periods beginning after December 15, 2012, with early adoption permitted. As the adoption of this update will only affect disclosure requirements, it will not have an impact on our financial position, results of operations or cash flows.

In July 2012, the FASB issued updated guidance regarding testing indefinite-lived intangible assets for impairment. The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is more likely than not that the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amended guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this update may change the way we perform our testing of indefinite-lived intangible assets for impairment but will have no impact on our financial position, results of operations or cash flows.

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.     ACQUISITIONS

On August 6, 2010, we acquired Dimensions and certain assets of Alexandra, two leading providers of corporate clothing uniforms and workwear in the United Kingdom, to complement our corporate apparel operations. The results of operations for Dimensions and Alexandra have been included in the consolidated financial statements since that date. The acquired businesses are organized under a UK-based holding company that the Company controls 86% and certain previous shareholders of Dimensions control 14%. The Company has the right to acquire the remaining 14% in the UK-based holding company after fiscal 2013.

The acquisition-date cash consideration transferred for the Dimensions and Alexandra acquisitions was $79.8 million and $18.0 million, respectively, totaling $97.8 million (£61 million), and was funded through the Company's cash on hand.

The following table summarizes the fair values of the identifiable assets acquired and liabilities assumed in the Dimensions and Alexandra acquisitions as of the date of acquisition (in thousands). Subsequent measurement period adjustments were immaterial.

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

Acquired intangible assets for both acquisitions consist primarily of customer relationship intangibles and trademarks, which are being amortized over their estimated useful lives of primarily 12 years. Acquired intangible assets also include $1.3 million related to certain trademarks of Alexandra which are not subject to amortization but are evaluated at least annually for impairment.

In connection with the Alexandra acquisition, we recognized a gain on a bargain purchase of approximately $0.5 million which is included in "selling, general and administrative expenses" ("SG&A") in the 2010 consolidated statements of earnings. The transaction resulted in a bargain purchase because the previous UK business of Alexandra plc was in administration (similar to bankruptcy) and was being sold through a bidding process.

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

For the fiscal year ended February 2, 2013, the acquired businesses contributed net sales of $209.9 million, gross margin of $62.6 million and net earnings of $4.0 million to the Company's consolidated net earnings attributable to common shareholders. For the fiscal year ended January 28, 2012, the acquired businesses contributed net sales of $218.1 million, gross margin of $63.9 million and net earnings, including the pretax $3.8 million in integration costs, of $2.2 million to the Company's consolidated net earnings attributable to common shareholders. From the date of acquisition to the period ended January 29, 2011, the acquired businesses contributed net sales of $104.8 million, gross margin of $29.5 million and a net loss, including the pretax $6.4 million in acquisition transaction and integration costs, of $2.6 million to the Company's consolidated net earnings attributable to common shareholders.

The following table presents unaudited pro forma financial information as if the closing of our acquisition of Dimensions had occurred on February 1, 2009, after giving effect to certain purchase accounting adjustments (in thousands, except per share data). The acquisition of Alexandra was not material to the Company's financial position or results of operations, therefore pro forma operating results for Alexandra have not been included below.

Fiscal Year 2010
Total net sales	$2,165,273

Net earnings attributable to common shareholders	$71,934

Net earnings per common share attributable to common shareholders:
Basic	$1.35

Diluted	$1.35

This pro forma information is not necessarily indicative of the results of operations that actually would have resulted had the Dimensions acquisition occurred on the dates indicated above or that may result in the future and does not reflect potential synergies, integration costs or other such costs and savings.

Subsequent to completion of the acquisitions, Alexandra operations were extended to The Netherlands and France through newly formed subsidiaries. These subsidiaries did not have a material impact on our financial position, results of operations or cash flows in fiscal 2012, 2011 or fiscal 2010.

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.     EARNINGS PER SHARE

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

	Fiscal Year
	2012	2011	2010
Numerator
Total net earnings attributable to common shareholders	$131,716	$120,601	$67,697
Net earnings allocated to participating securities (restricted stock and deferred stock units)	(1,559)	(1,479)	(624)

Net earnings attributable to common shareholders	$130,157	$119,122	$67,073

Denominator
Basic weighted average common shares outstanding	50,793	51,423	52,647
Effect of dilutive securities:
Stock options and equity-based compensation	233	269	206

Diluted weighted average common shares outstanding	51,026	51,692	52,853

Net earnings per common share attributable to common shareholders:
Basic	$2.56	$2.32	$1.27

Diluted	$2.55	$2.30	$1.27

For fiscal 2012, 2011, and 2010, 0.3, 0.4 and 0.8 million anti-dilutive stock options were excluded from the calculation of diluted earnings per common share attributable to common shareholders, respectively.

4.     LONG-TERM DEBT

On January 26, 2011, we entered into a Second Amended and Restated Credit Agreement (the "Credit Agreement") with a group of banks to amend and restate our existing credit facility, which provided the Company with a revolving credit facility that was scheduled to mature on February 11, 2012, as well as a term loan to our Canadian subsidiaries, which was scheduled to mature on February 10, 2011. The term loan outstanding balance of US$46.7 million was paid in full during the fourth quarter of fiscal 2010.

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Credit Agreement provides for a total senior revolving credit facility of $200.0 million, with increases to $300.0 million upon additional lender commitments, that matures on January 26, 2016. The Credit Agreement is secured by the stock of certain of our subsidiaries. The Credit Agreement has several borrowing and interest rate options including the following indices: (i) adjusted LIBO rate, (ii) adjusted EURIBO rate, (iii) CDO rate, (iv) Canadian prime rate or (v) an alternate base rate (equal to the greater of the prime rate, the federal funds rate plus 0.5% or the adjusted LIBO rate for a one month period plus 1.0%). Advances under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin up to 2.75%. The Credit Agreement also provides for fees applicable to amounts available to be drawn under outstanding letters of credit which range from 2.00% to 2.75%, and a fee on unused commitments which ranges from 0.35% to 0.50%. As of February 2, 2013, there were no borrowings outstanding under the Credit Agreement.

The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain certain financial ratios. The restrictive provisions in the Credit Agreement reflect an overall covenant structure that is generally representative of a commercial loan made to an investment-grade company. Our debt, however, is not rated and we have not sought, and are not seeking, a rating of our debt. We were in compliance with the covenants in the Credit Agreement as of February 2, 2013.

We utilize letters of credit primarily to secure inventory purchases and as collateral for workers compensation claims. At February 2, 2013, letters of credit totaling approximately $22.3 million were issued and outstanding. Borrowings available under our Credit Agreement at February 2, 2013 were $177.7 million.

5.     INCOME TAXES

Earnings before income taxes (in thousands):

	Fiscal Year
	2012	2011	2010
United States	$143,215	$133,405	$49,150
Foreign	54,457	51,005	51,380

Total	$197,672	$184,410	$100,530

The provision for income taxes consists of the following (in thousands):

	Fiscal Year
	2012	2011	2010
Current tax expense:
Federal	$41,107	$24,087	$20,240
State	5,430	4,780	3,402
Foreign	13,892	5,649	475
Deferred tax expense (benefit):
Federal and state	5,739	20,864	(4,439)
Foreign	(559)	8,564	13,174

Total	$65,609	$63,944	$32,852

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

No provision for U.S. income taxes or Canadian withholding taxes has been made on the cumulative undistributed earnings of foreign companies (approximately $219.1 million at February 2, 2013) because we intend to reinvest permanently outside of the U.S. The potential deferred tax liability associated with these earnings, net of foreign tax credits associated with the earnings, is estimated to be $39.8 million.

A reconciliation of the statutory federal income tax rate to our effective tax rate is as follows:

	Fiscal Year
	2012	2011	2010
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.9	3.1	2.5
Exchange rate impact from distributed foreign earnings	—	—	—
Net change in tax accruals	(0.2)	(0.2)	(1.4)
Foreign tax rate differential	(2.3)	(1.5)	(0.2)
Amortizable tax goodwill	(0.9)	(1.0)	(1.1)
Other	(1.6)	(0.7)	(0.7)
Valuation allowance	0.3	—	(1.4)

	33.2%	34.7%	32.7%

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, and projections for future taxable income over the periods for which the deferred tax assets are deductible, management believes, as of February 2, 2013, it is more likely than not that the Company will realize the benefits of the deferred tax assets, except as discussed below.

At February 2, 2013, we had net deferred tax liabilities of $7.0 million with $26.6 million classified as other current assets, $1.8 million classified as other non-current assets, and $35.4 million classified as other non-current liabilities. At January 28, 2012, we had net deferred tax liabilities of $1.8 million with $29.4 million classified as other current assets and $31.2 million classified as other non-current liabilities. A valuation allowance of $0.6 million was established and included in net deferred tax assets at February 2, 2013 based on our assumptions about our ability to utilize foreign tax credits carryforwards before such credits expire.

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total deferred tax assets and liabilities and the related temporary differences as of February 2, 2013 and January 28, 2012 were as follows (in thousands):

	February 2, 2013	January 28, 2012
Deferred tax assets:
Accrued rent and other expenses	$37,314	$30,913
Accrued compensation	20,602	21,415
Accrued inventory markdowns	2,541	3,153
Deferred intercompany profits	918	1,528
Other	38	—
Tax loss and other carryforwards	13,938	19,171

Total deferred tax assets	75,351	76,180
Valuation allowance	(555)	—

Net deferred tax assets	74,796	76,180

Deferred tax liabilities:
Property and equipment	(62,939)	(58,232)
Capitalized inventory costs	(4,819)	(5,042)
Intangibles	(14,021)	(14,333)
Other	—	(342)

Total deferred tax liabilities	(81,779)	(77,949)

Net deferred tax liabilities	$(6,983)	$(1,769)

In accordance with the guidance regarding accounting for uncertainty in income taxes, we classify uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year and recognize interest and/or penalties related to income tax matters in income tax expense. As of February 2, 2013 and January 28, 2012, the total amount of accrued interest related to uncertain tax positions was $0.9 million and $1.4 million, respectively. Amounts charged to operations for interest and/or penalties related to income tax matters were $0.2 million, $0.3 million and $0.4 million in fiscal 2012, 2011 and 2010, respectively.

The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	February 2, 2013	January 28, 2012
Gross unrecognized tax benefits, beginning balance	$4,346	$5,559
Increase in tax positions for prior years	621	257
Decrease in tax positions for prior years	(417)	(27)
Increase in tax positions for current year	539	811
Decrease in tax positions for current year	—	—
Settlements	(358)	(1,107)
Lapse from statute of limitations	(814)	(1,147)

Gross unrecognized tax benefits, ending balance	$3,917	$4,346

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Of the $3.9 million in unrecognized tax benefits as of February 2, 2013, $2.8 million, if recognized, would reduce our income tax expense and effective tax rate. It is reasonably possible that there could be a net reduction in the balance of unrecognized tax benefits of up to $1.2 million in the next twelve months.

The Company is subject to routine compliance examinations on tax matters by various tax jurisdictions in the ordinary course of business. Tax years 2008 through 2012 are open to such examinations. Our tax jurisdictions include the United States, Canada, the United Kingdom, The Netherlands and France as well as their states, provinces and other political subdivisions. A number of U.S. state examinations are ongoing.

At February 2, 2013, the Company had federal, state and foreign net operating loss ("NOL") carryforwards of approximately $27.5 million, $18.4 million and $9.5 million, respectively. The federal and state NOLs will expire between fiscal 2016 and 2032; the $9.5 million of foreign NOLs can be carried forward indefinitely. We also had $0.6 million of foreign tax credit ("FTC") carryforwards at February 2, 2013 which will expire in 2019. A valuation allowance of $0.6 million was established for the potential limited utilization of the FTC carryforwards.

6.     OTHER CURRENT ASSETS, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES AND DEFERRED TAXES AND OTHER LIABILITIES

Other current assets consist of the following (in thousands):

	February 2, 2013	January 28, 2012
Prepaid expenses	$35,403	$32,266
Current deferred tax asset	26,607	29,392
Tax receivable	8,040	1,564
Other	9,499	7,684

Total other current assets	$79,549	$70,906

Accrued expenses and other current liabilities consist of the following (in thousands):

	February 2, 2013	January 28, 2012
Accrued salary, bonus, sabbatical, vacation and other benefits	$55,555	$61,544
Sales, value added, payroll, property and other taxes payable	23,801	18,176
Customer deposits, prepayments and refunds payable	20,276	17,521
Accrued workers compensation and medical costs	19,146	17,590
Unredeemed gift certificates	15,535	14,895
Cash dividends declared	9,260	9,339
Loyalty program reward certificates	6,930	6,537
Other	13,841	8,793

Total accrued expenses and other current liabilities	$164,344	$154,395

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred taxes and other liabilities consist of the following (in thousands):

	February 2, 2013	January 28, 2012
Deferred rent and landlord incentives	$52,814	$50,953
Non-current deferred and other income tax liabilities	38,810	34,812
Other	1,305	7,093

Total deferred taxes and other liabilities	$92,929	$92,858

7.     DIVIDENDS

Cash dividends paid were approximately $37.1 million, $25.1 million and $19.1 million during fiscal 2012, 2011 and 2010, respectively. In fiscal 2012, a dividend of $0.18 per share was declared in the first, second, third and fourth quarters, for an annual dividend of $0.72 per share. In fiscal 2011, a dividend of $0.12 per share was declared in the first, second and third quarters and a dividend of $0.18 per share was declared in the fourth quarter, for an annual dividend of $0.54 per share. In fiscal 2010, a dividend of $0.09 per share was declared in the first, second and third quarters and a dividend of $0.12 per share was declared in the fourth quarter, for an annual dividend of $0.39 per share.

The cash dividend of $0.18 per share declared by our Board of Directors (the "Board") in January 2013 is payable on March 29, 2013 to shareholders of record on March 19, 2013. The dividend payout is approximately $9.3 million and is included in accrued expenses and other current liabilities on the consolidated balance sheet as of February 2, 2013.

8.     TREASURY STOCK

In January 2011, the Board approved a $150.0 million share repurchase program for our common stock, which amended and increased the Company's then existing $100.0 million share repurchase program authorized in August 2007.

No shares were repurchased under the Board's authorizations during fiscal 2010. During fiscal 2011, 2,322,340 shares at a cost of $63.8 million were repurchased at an average price per share of $27.47 under the Board's authorization. During fiscal 2012, 1,121,484 shares at a cost of $41.0 million were repurchased at an average price per share of $36.59 under the Board's authorization. At February 2, 2013, the remaining balance available under the Board's authorization was $45.2 million.

In March 2013, the Board approved a $200.0 million share repurchase program for our common stock, which amended and increased the Company's then existing $150.0 million share repurchase program authorized in January 2011. Subsequent to February 2, 2013 and through March 22, 2013, we purchased 176,314 shares for $5.9 million at an average price per share of $33.48 under the Board's March 2013 authorization.

During fiscal 2012, 2011 and 2010, 7,041 shares, 7,132 shares and 7,134 shares, respectively, at a cost of $0.3 million, $0.2 million and $0.1 million, respectively, were repurchased at an average price per share of $37.28, $27.77 and $20.24, respectively, in private transactions to satisfy tax withholding obligations arising upon the vesting of certain restricted stock.

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes our total treasury share repurchases during fiscal 2012, 2011 and 2010 (in thousands, except share data and average price per share):

	Fiscal Year
	2012	2011	2010
Shares repurchased	1,128,525	2,329,472	7,134
Total costs	$41,296	$63,988	$144
Average price per share	$36.59	$27.47	$20.24

The following table shows the change in our treasury shares during fiscal 2012 and 2011:

Treasury Shares
Balance, January 29, 2011	18,118,350
Purchases of treasury stock	2,329,472

Balance, January 28, 2012	20,447,822
Purchases of treasury stock	1,128,525
Reissuance of treasury stock	(6,295)

Balance, February 2, 2013	21,570,052

The total cost of the 21,570,052 shares of treasury stock held at February 2, 2013 was $517.9 million or an average price of $24.01 per share. The total cost of the 20,447,822 shares of treasury stock held at January 28, 2012 was $476.7 million or an average price of $23.32 per share.

In June 2012, 6,295 treasury shares of our common stock were reissued pursuant to a two-year services agreement with an unrelated third party. The fair value of the common stock issued was approximately $0.2 million.

9.     PREFERRED STOCK AND SHARE-BASED COMPENSATION PLANS

  Preferred Stock

Our Board of Directors is authorized to issue up to 2,000,000 shares of preferred stock and to determine the dividend rights and terms, redemption rights and terms, liquidation preferences, conversion rights, voting rights and sinking fund provisions of those shares without any further vote or act by Company shareholders. There was no issued preferred stock as of February 2, 2013 and January 28, 2012, respectively.

  Stock Plans

We have adopted the 2004 Long-Term Incentive Plan ("2004 Plan") which, as amended, provides for an aggregate of up to 4,610,059 shares of our common stock (or the fair market value thereof) with respect to which stock options, stock appreciation rights, restricted stock, deferred stock units and performance based awards may be granted to full-time key employees and to non-employee directors of the Company. No awards may be granted pursuant to the 2004 Plan after March 29, 2014, which is the tenth anniversary of the effective date of such plan. Under the 2004 Plan, the vesting, transferability restrictions and other applicable provisions of any stock options, stock appreciation rights, restricted stock, deferred stock units or performance based awards are determined by the Compensation Committee of the Board of Directors or, in the case of awards to non-employee directors, the Board of Directors of the Company.

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition, we continue to administer the 1996 Long-Term Incentive Plan ("1996 Plan"), the 1998 Key Employee Stock Option Plan ("1998 Plan") and the Non-Employee Director Stock Option Plan ("Director Plan") as a result of awards which remain outstanding pursuant to such plans. No awards have been available for grant under the 1996 Plan, the 1998 Plan and the Director Plan since April 2011, February 2008 and February 2012, respectively.

Options granted under these plans vest annually in varying increments over a period from one to ten years and must be exercised within ten years of the date of grant. Grants of deferred stock units or restricted stock generally vest over a period from one to three years; however, certain grants vest annually at varying increments over a period up to ten years.

As of February 2, 2013, 2,117,822 shares were available for grant under the 2004 Plan and 3,713,806 shares of common stock were reserved for future issuance under the existing plans.

  Stock Options

The following table summarizes stock option activity during fiscal 2012:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 28, 2012	1,314,422	$22.61
Granted	100,349	$40.13
Exercised	(335,576)	$17.35
Forfeited	(54,105)	$32.40
Expired	(322)	$17.62

Outstanding at February 2, 2013	1,024,768	$25.54	5.5 Years	$6,065

Exercisable at February 2, 2013	537,172	$23.89	4.7 Years	$3,719

During fiscal 2012, 2011 and 2010, 100,349 stock options, 138,250 stock options and 50,000 stock options, respectively, were granted at a weighted-average grant date fair value of $17.21, $11.65, and $8.27, respectively. The fair value of options is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Fiscal Year
	2012	2011	2010
Risk-free interest rates	1.09%	2.16%	1.80%
Expected lives	5.0 years	5.0 years	5.0 years
Dividend yield	2.07%	1.70%	1.65%
Expected volatility	58.67%	53.67%	57.03%

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected lives represents the period of time the options are expected to be outstanding after their grant date. The dividend yield is based on the average of the annual dividend divided by the market price of our common stock at the time of declaration. The expected volatility is based on historical volatility of our common stock. The total intrinsic value of options exercised during fiscal 2012, 2011 and 2010 was $6.4 million, $5.6 million and $1.3 million, respectively. As of February 2, 2013, we have unrecognized compensation expense related to nonvested stock options of approximately $3.8 million which is expected to be recognized over a weighted average period of 2.1 years.

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Nonvested Deferred Stock Units and Restricted Stock Shares

The following table summarizes deferred stock unit activity during fiscal 2012:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 28, 2012	539,749	$28.10
Granted	350,284	39.37
Vested(1)	(383,588)	28.00
Forfeited	(35,076)	32.67

Nonvested at February 2, 2013	471,369	$36.22

(1)
Includes 123,566 shares relinquished for tax payments related to vested deferred stock units in fiscal 2012.

During fiscal 2012, 2011 and 2010, 350,284 deferred stock units, 470,999 deferred stock units and 314,920 deferred stock units, respectively, were granted at a weighted-average grant date fair value of $39.37, $28.65 and $24.08, respectively. As of February 2, 2013, the intrinsic value of nonvested deferred stock units was $13.8 million. The total fair value of shares vested during fiscal 2012, 2011 and 2010 was $10.7 million, $8.2 million and $6.6 million, respectively, based on the weighted-average fair value on the date of grant.

The following table summarizes restricted stock activity during fiscal 2012:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 28, 2012	119,081	$28.45
Granted	22,407	31.23
Vested	(41,641)	29.72
Forfeited	—	—

Nonvested at February 2, 2013	99,847	$28.55

During fiscal 2012, 2011 and 2010, 22,407 restricted stock shares, 119,081 restricted stock shares and 29,825 restricted stock shares, respectively, were granted at a weighted-average grant date fair value of $31.23, $28.45 and $23.47, respectively. As of February 2, 2013, the intrinsic value of nonvested restricted stock shares was $2.9 million. The total fair value of shares vested during fiscal 2012, 2011 and 2010 was $1.2 million, $1.3 million and $1.2 million, respectively, based on the weighted-average fair value on the date of grant.

As of February 2, 2013, we have unrecognized compensation expense related to nonvested deferred stock units and shares of restricted stock of approximately $8.8 million which is expected to be recognized over a weighted average period of 1.3 years.

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   RETIREMENT AND STOCK PURCHASE PLANS

We have a 401(k) savings plan which allows eligible employees to save for retirement on a tax deferred basis. Employer matching contributions under the 401(k) savings plan are made based on a formula set by the Board of Directors from time to time. During fiscal 2012, 2011 and 2010, our matching contributions for the plan charged to operations were $1.0 million, $0.9 million and $1.0 million, respectively.

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

The fair value of ESDP shares is estimated using the Black-Scholes option pricing model in the quarter that the purchase occurs with the following weighted average assumptions for each respective period:

	Fiscal Year
	2012	2011	2010
Risk-free interest rates	0.78%	0.39%	1.56%
Expected lives	0.25	0.25	0.25
Dividend yield	2.10%	1.69%	1.66%
Expected volatility	36.60%	44.86%	46.40%

During fiscal 2012, 2011 and 2010, employees purchased 104,654 shares, 103,964 shares and 120,434 shares, respectively, under the ESDP, the weighted-average fair value of which was $25.18, $22.53 and $17.33 per share, respectively. We recognized approximately $0.7 million, $0.7 million and $0.6 million of share-based compensation expense related to the ESDP for fiscal 2012, 2011 and 2010, respectively. As of February 2, 2013, 848,448 shares were reserved for future issuance under the ESDP.

We had a defined contribution Employee Stock Ownership Plan ("ESOP") which provided eligible employees with future retirement benefits. Contributions to the ESOP were made at the discretion of the Board of Directors. In October 2009, the Board of Directors approved the termination of the ESOP, effective as of October 15, 2009. Each participant and former participant in the ESOP who had an account balance under the ESOP on January 1, 2009 which was not fully vested on that date became fully vested in the amount credited to their account under the ESOP together with any amounts thereafter allocated and credited to such account prior to its distribution. During fiscal 2010, operations were charged $9 thousand pending completion of termination and distribution matters which were completed in fiscal 2012. The termination of the ESOP did not have a significant effect on our consolidated financial position, results of operations or cash flows.

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   GOODWILL AND INTANGIBLE ASSETS

  Goodwill

Goodwill allocated to the Company's reportable segments and changes in the net carrying amount of goodwill for the years ended February 2, 2013 and January 28, 2012 are as follows (in thousands):

	Retail	Corporate Apparel	Total
Balance, January 29, 2011	$59,889	$28,105	$87,994
Translation adjustment	11	(223)	(212)

Balance, January 28, 2012	$59,900	$27,882	$87,782
Translation adjustment	95	(42)	53

Balance, February 2, 2013	$59,995	$27,840	$87,835

  Intangible Assets

The gross carrying amount and accumulated amortization of our identifiable intangible assets are as follows (in thousands):

	February 2, 2013	January 28, 2012
Amortizable intangible assets:
Carrying amount:
Trademarks, tradenames and other intangibles	$14,502	$12,648
Customer relationships	32,098	32,149

Total carrying amount	46,600	44,797

Accumulated amortization:
Trademarks, tradenames and other intangibles	(8,663)	(8,339)
Customer relationships	(6,751)	(4,005)

Total accumulated amortization	(15,414)	(12,344)

Total amortizable intangible assets, net	31,186	32,453

Infinite-lived intangible assets:
Trademarks	1,256	1,258

Total intangible assets, net	$32,442	$33,711

The pretax amortization expense associated with intangible assets subject to amortization totaled approximately $3.3 million, $3.4 million and $2.4 million for fiscal 2012, 2011 and 2010, respectively. Pretax amortization expense associated with intangible assets subject to amortization at February 2, 2013 is estimated to be approximately $3.4 million for fiscal year 2013, $3.3 million for each of the fiscal years 2014, 2015, and 2016 and $3.2 million for fiscal year 2017.

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.   FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The authoritative guidance for fair value measurements establishes a three-tier fair value hierarchy, categorizing the inputs used to measure fair value. The hierarchy can be described as follows: Level 1—observable inputs such as quoted prices in active markets; Level 2—inputs other than the quoted prices in active markets that are observable either directly or indirectly; and Level 3—unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

There were no transfers into or out of Level 1 and Level 2 during the year ended February 2, 2013 or January 28, 2012.

  Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

	Fair Value Measurements at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At February 2, 2013—
Assets:
Cash equivalents	$20,054	$—	$—	$20,054

Derivative financial instruments	$—	$215	$—	$215

Liabilities:
Derivative financial instruments	$—	$17	$—	$17

At January 28, 2012—
Assets:
Cash equivalents	$20,017	$—	$—	$20,017

Derivative financial instruments	$—	$14	$—	$14

Liabilities:
Derivative financial instruments	$—	$142	$—	$142

Cash equivalents consist of money market instruments that have original maturities of three months or less. The carrying value of cash equivalents approximates fair value due to the highly liquid and short-term nature of these instruments.

Derivative financial instruments are comprised of foreign currency forward exchange contracts primarily entered into to minimize our foreign currency exposure related to forecasted purchases of certain inventories denominated in a currency different from the operating entity's functional currency. We also evaluate Company and counterparty risk in determining fair value. Our derivative financial instruments are recorded in the consolidated balance sheets at fair value based upon observable market inputs. Derivative financial instruments in an asset position are included within other current assets in the consolidated balance sheets. Derivative financial instruments in a liability position are included within accrued expenses

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and other current liabilities in the consolidated balance sheets. Refer to Note 13 for further information regarding our derivative instruments.

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

The following table presents the non-financial assets measured at estimated fair value on a non-recurring basis and any resulting realized losses included in earnings. Because long-lived assets are not measured at fair value on a recurring basis, certain carrying amounts and fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent the fair values at February 2, 2013 or January 28, 2012.

Fair Value Measurements—non-recurring basis (in thousands)	February 2, 2013	January 28, 2012
Long-lived assets held-for use
Fair value measurement	$213	$421
Less: carrying amount	695	2,463

Realized loss	$(482)	$(2,042)

The realized loss relates to impaired store assets in our retail segment and is reflected as "Asset impairment charges" in the consolidated statement of earnings. Refer to "Impairment of Long-Lived Assets" in Note 1 for additional information.

  Fair Value of Financial Instruments

Our financial instruments, other than those presented in the disclosures above, consist of cash, accounts receivable, accounts payable, accrued expenses and other current liabilities. Management estimates that, as of February 2, 2013 and January 28, 2012, the carrying value of cash, accounts receivable, accounts payable, accrued expenses and other current liabilities approximate their fair value due to the highly liquid or short-term nature of these instruments.

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The table below discloses the fair value of the derivative financial instruments included in the consolidated balance sheet as of February 2, 2013 and January 28, 2012 (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
At February 2, 2013—Foreign exchange forward contracts	Other current assets	$215	Accrued expenses and other current liabilities	$17

At January 28, 2012—Foreign exchange forward contracts	Other current assets	$14	Accrued expenses and other current liabilities	$142

At February 2, 2013, we had four contracts maturing in varying increments to purchase Euros for an aggregate notional amount of US$1.2 million maturing at various dates through May 2013, 10 contracts maturing in varying increments to purchase United States dollars ("USD") for an aggregate notional amount of Canadian dollars ("CAD") $4.1 million maturing at various dates through May 2013 and 16 contracts maturing in varying increments to purchase USD for an aggregate notional amount of pounds Sterling ("GBP") £14.0 million maturing at various dates through June 2013. For the fiscal year ended February 2, 2013, we recognized a net pre-tax loss of $0.5 million in cost of sales in the consolidated statement of earnings for our derivative financial instruments not designated as hedging instruments.

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

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We had no derivative financial instruments with credit-risk-related contingent features underlying the agreements as of February 2, 2013 or January 28, 2012.

14.   SEGMENT REPORTING

The Company's operations are conducted in two reportable segments, retail and corporate apparel, based on the way we manage, evaluate and internally report our business activities.

The retail segment includes the results from our four retail merchandising brands: Men's Wearhouse, Men's Wearhouse and Tux, Moores and K&G. These four brands are operating segments that have been aggregated into the retail reportable segment based on their similar economic characteristics, products, production processes, target customers and distribution methods. MW Cleaners is also aggregated in the retail segment as these operations have not had a significant effect on the revenues or expenses of the Company. Specialty apparel merchandise offered by our four retail merchandising concepts include suits, suit separates, sport coats, slacks, sportswear, outerwear, dress shirts, shoes and accessories for men. Ladies' career apparel, sportswear and accessories, including shoes, and children's apparel is offered at most of our K&G stores and tuxedo rentals are offered at our Men's Wearhouse, Men's Wearhouse and Tux and Moores retail stores.

The corporate apparel segment includes the results from our corporate apparel and uniform operations conducted by Twin Hill in the U.S. and Dimensions, Alexandra and Yaffy in the UK. The two corporate apparel and uniform concepts are operating segments that have been aggregated into the reportable corporate apparel segment based on their similar economic characteristics, products, production processes, target customers and distribution methods. The corporate apparel segment provides corporate clothing uniforms and workwear to workforces.

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

Net sales by brand and reportable segment are as follows (in thousands):

	Fiscal Year
	2012	2011	2010
Net sales:
MW(1)	$1,581,122	$1,471,711	$1,345,915
Moores	273,978	267,689	246,735
K&G	365,945	375,105	360,301
MW Cleaners	27,804	24,688	23,415

Total retail segment	2,248,849	2,139,193	1,976,366

Twin Hill	29,513	25,398	21,464
Dimensions and Alexandra (UK)	209,916	218,093	104,834

Total corporate apparel segment	239,429	243,491	126,298

Total net sales	$2,488,278	$2,382,684	$2,102,664

(1)
MW includes Men's Wearhouse and Men's Wearhouse and Tux stores.

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth supplemental products and services sales information for the Company (in thousands):

	Fiscal Year
	2012	2011	2010
Net sales:
Men's tailored clothing product	$919,447	$884,133	$790,558
Men's non-tailored clothing product	690,605	656,689	612,544
Ladies clothing product	81,196	78,849	77,390

Total retail clothing product	1,691,248	1,619,671	1,480,492

Tuxedo rental services	406,454	376,857	364,269
Alteration services	123,343	117,977	108,190
Retail dry cleaning services	27,804	24,688	23,415

Total alteration and other services	151,147	142,665	131,605

Corporate apparel clothing product	239,429	243,491	126,298

Total net sales	$2,488,278	$2,382,684	$2,102,664

Operating income (loss) by reportable segment and the reconciliation to earnings before income taxes is as follows (in thousands):

	Fiscal Year
	2012	2011	2010
Operating income (loss):
Retail	$194,679	$189,995	$108,392
Corporate apparel	3,889	(4,563)	(6,721)

Operating income	198,568	185,432	101,671
Interest income	648	424	315
Interest expense	(1,544)	(1,446)	(1,456)

Earnings before income taxes	$197,672	$184,410	$100,530

Capital expenditures by reportable segment are as follows (in thousands):

	Fiscal Year
	2012	2011	2010
Capital expenditures:
Retail	$117,796	$82,001	$55,967
Corporate apparel	3,637	9,819	2,901

Total capital expenditures.	$121,433	$91,820	$58,868

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Depreciation and amortization expense by reportable segment is as follows (in thousands):

	Fiscal Year
	2012	2011	2010
Depreciation and amortization expense:
Retail	$77,680	$69,644	$72,472
Corporate apparel	7,299	6,324	3,526

Total depreciation and amortization expense.	$84,979	$75,968	$75,998

Total assets by reportable segment are as follows (in thousands):

	February 2, 2013	January 28, 2012
Segment assets:
Retail	$1,250,307	$1,172,742
Corporate apparel	246,040	233,210

Total assets	$1,496,347	$1,405,952

The tables below present information related to geographic areas in which the Company operated, with net sales classified based primarily on the country where the Company's customer is located (in thousands):

	Fiscal Year
	2012	2011	2010
Net sales:
U.S.	$2,004,384	$1,896,902	$1,751,095
Canada	273,978	267,689	246,735
UK	209,916	218,093	104,834

Total net sales.	$2,488,278	$2,382,684	$2,102,664

	February 2, 2013	January 28, 2012
Long-lived assets:
U.S.	$451,860	$394,274
Canada	51,091	48,023
UK	12,992	13,234

Total long-lived assets	$515,943	$455,531

15.   CEASED OPERATIONS

In late August 2010, a decision was made by management to cease tuxedo rental distribution operations at four of the then ten U.S. facilities that we had used for that purpose. The tuxedo rental distribution operations at these four facilities ceased in November 2010 and were assumed by the remaining U.S. tuxedo distribution facilities, allowing us to perform tuxedo rental distribution requirements more cost effectively. Three of the facilities were converted to hub locations that redistribute tuxedo rental units and retail apparel merchandise to our Men's Wearhouse, Men's Wearhouse and Tux and K&G stores within limited geographic areas.

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In fiscal 2010, we recognized retail segment pre-tax costs of $3.1 million for the ceased tuxedo rental distribution operations at these four facilities, including $0.9 million for severance payments, $0.7 million for facility remediation costs and $1.5 million for the write-off of fixed assets. In fiscal 2011, we recognized retail segment pre-tax costs of $0.8 million related to the ceased tuxedo rental distribution operations primarily for the write-off of fixed assets and facility remediation costs. These charges are included in SG&A in our consolidated statement of earnings. Net cash payments of $1.5 million and $0.3 million related to the ceased tuxedo rental distribution operations were paid in fiscal 2010 and 2011, respectively. No charges or cash payments related to the ceased tuxedo rental distribution operations were recognized in fiscal 2012. No amounts are included in accrued expenses and other current liabilities at January 28, 2012 or February 2, 2013.

16.   COMMITMENTS AND CONTINGENCIES

  Lease commitments

We lease retail business locations, office and warehouse facilities, copier equipment and automotive equipment under various noncancelable operating leases expiring in various years through 2027. Rent expense for operating leases for fiscal 2012, 2011 and 2010 was $169.4 million, $165.1 million and $161.7 million, respectively, and includes contingent rentals of $0.6 million, $0.6 million and $0.3 million, respectively. Sublease rentals of $1.1 million, $0.7 million and $0.7 million were received in fiscal 2012, 2011 and 2010, respectively.

Minimum future rental payments under noncancelable operating leases as of February 2, 2013 for each of the next five years and in the aggregate are as follows (in thousands):

Fiscal Year	Operating Leases
2013	$166,817
2014	150,326
2015	132,138
2016	107,989
2017	77,896
Thereafter	200,692

Total	$835,858

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

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.   QUARTERLY RESULTS OF OPERATIONS (Unaudited)

Our quarterly results of operations reflect all adjustments, consisting only of normal, recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The consolidated results of operations by quarter for the 2012 and 2011 fiscal years are presented below (in thousands, except per share amounts):

	Fiscal 2012 Quarters Ended
	April 28, 2012	July 28, 2012	October 27, 2012	February 2, 2013
Net sales	$586,574	$662,302	$630,974	$608,428
Gross margin	254,049	320,257	290,697	243,145
Net earnings (loss) attributable to common shareholders	$26,884	$59,393	$48,843	$(3,404)
Net earnings (loss) per common share attributable to common shareholders:
Basic	$0.52	$1.16	$0.95	$(0.07)
Diluted	$0.52	$1.15	$0.95	$(0.07)

	Fiscal 2011 Quarters Ended
	April 30, 2011	July 30, 2011	October 29, 2011	January 28, 2012
Net sales	$580,384	$655,529	$584,602	$562,169
Gross margin	246,633	309,245	268,169	224,880
Net earnings (loss) attributable to common shareholders	$27,425	$57,078	$39,877	$(3,779)
Net earnings (loss) per common share attributable to common shareholders:
Basic	$0.52	$1.09	$0.77	$(0.07)
Diluted	$0.52	$1.09	$0.77	$(0.07)

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's principal executive officer ("CEO") and principal financial officer ("CFO"), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO have concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended February 2, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officers, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on such assessment, management concluded that, as of February 2, 2013, our internal control over financial reporting is effective based on those criteria.

Management's assessment of the effectiveness of our internal control over financial reporting as of February 2, 2013 has been audited by Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this report, as stated in their report dated April 3, 2013, which follows.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
The Men's Wearhouse, Inc.
Houston, Texas

We have audited the internal control over financial reporting of The Men's Wearhouse, Inc. and subsidiaries (the "Company") as of February 2, 2013, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2013, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended February 2, 2013 of the Company and our report dated April 3, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
April 3, 2013

ITEM 9B.    OTHER INFORMATION

None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held June 19, 2013.

The Company has adopted a Code of Ethics for Senior Management which applies to the Company's Chief Executive Officer and all Presidents, Chief Financial Officers, Principal Accounting Officers, Executive Vice Presidents and other designated financial and operations officers. A copy of such policy is posted on the Company's website, www.menswearhouse.com, under the heading "Corporate Governance".

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held June 19, 2013.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held June 19, 2013.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held June 19, 2013.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held June 19, 2013.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    1. Financial Statements

The following consolidated financial statements of the Company are included in Part II, Item 8:

  2. Financial Statement Schedules

      Schedule II—Valuation and Qualifying Accounts

The Men's Wearhouse, Inc.
(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(4)	Deductions from Reserve(2)	Acquisitions(5)	Translation Adjustment	Balance at End of Period
Allowance for uncollectible accounts(1):
Year ended February 2, 2013	$786	$391	$—	$(207)	$—	$(4)	$966
Year ended January 28, 2012	916	178	—	(305)	—	(3)	786
Year ended January 29, 2011	381	552	—	(548)	533	(2)	916
Allowance for sales returns(1)(3):
Year ended February 2, 2013	$437	$(58)	$2	$—	$—	$—	$381
Year ended January 28, 2012	613	(226)	48	—	—	2	437
Year ended January 29, 2011	401	326	(195)	—	80	1	613

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

  3. Exhibits

Exhibit Number		Exhibit
2.1	—	Investment, Shareholders' and Stock Purchase Agreement dated August 6, 2010, by and among The Men's Wearhouse, Inc., Moores The Suit People Inc., MWUK Holding Company Limited, Ensco 648 Limited, Gresham 4A and Gresham 4B and the stockholders of Ensco 648 Limited (incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K/A filed with the Commission on August 16, 2010).

3.1	—	Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 1994).

3.2	—	Articles of Amendment to the Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999).

3.3	—	Fourth Amended and Restated Bylaws (incorporated by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on January 28, 2010).

3.4	—	Statement of Change of Registered Office/Agent with the Texas Secretary of State (incorporated by reference from Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 28, 2012).

4.1	—	Restated Articles of Incorporation (included as Exhibit 3.1).

4.2	—	Form of Common Stock certificate (incorporated by reference from Exhibit 4.3 to the Company's Registration Statement on Form S-1 (Registration No. 33-45949)).

4.3	—	Articles of Amendment to the Restated Articles of Incorporation (included as Exhibit 3.2).

4.4	—	Fourth Amended and Restated Bylaws (included as Exhibit 3.3).

4.5	—	Statement of Change of Registered Office/Agent with the Texas Secretary of State (included as Exhibit 3.4).

10.1	—	Second Amended and Restated Credit Agreement, dated as January 26, 2011, by and among The Men's Wearhouse, Inc., Moores The Suit People Inc., MWUK Holding Company Limited, the financial institutions from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, and J.P. Morgan Europe Limited, as European Agent (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on February 1, 2011).

*10.2	—	1992 Non-Employee Director Stock Option Plan (As Amended and Restated Effective January 1, 2004), including forms of stock option agreement and restricted stock award agreement (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on March 18, 2005).

*10.3	—	Stock Agreement dated as of March 23, 1992, between the Company and George Zimmer (incorporated by reference from Exhibit 10.13 to the Company's Registration Statement on Form S-1 (Registration No. 33-45949)).

Exhibit Number		Exhibit
*10.4	—	1996 Long-Term Incentive Plan (As Amended and Restated Effective April 1, 2008) (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2008), and the forms of stock option agreement, restricted stock award agreement and deferred stock unit award agreement (incorporated by reference from Exhibit 10.20 to the Company's Current Report on Form 8-K filed with the Commission on March 18, 2005).

*10.5	—	Forms of Deferred Stock Unit Award Agreement, Restricted Stock Award Agreement and Nonqualified Stock Option Award Agreement under The Men's Wearhouse, Inc. 1996 Long-Term Incentive Plan (as amended and restated effective as of April 1, 2008)(incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2010).

*10.6	—	1998 Key Employee Stock Option Plan (incorporated by reference from Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998).

*10.7	—	First Amendment to 1998 Key Employee Stock Option Plan (incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-80033)).

*10.8	—	Second Amendment to 1998 Key Employee Stock Option Plan (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2000).

*10.9	—	Split-Dollar Agreement and related Split-Dollar Collateral Assignment dated May 25, 1995, by and between the Company and David H. Edwab (incorporated by reference from Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2002).

*10.10	—	Split-Dollar Agreement and related Split-Dollar Collateral Assignment dated May 25, 1995, between the Company, David H. Edwab and George Zimmer, Co-Trustee of the David H. Edwab 1995 Irrevocable Trust (incorporated by reference from Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2002).

*10.11	—	First Amendment to Split-Dollar Agreement dated January 17, 2002, between the Company, David H. Edwab and George Zimmer, Trustee of the David H. Edwab 1995 Irrevocable Trust (incorporated by reference from Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2002).

*10.12	—	2004 Long-Term Incentive Plan (As Amended and Restated Effective April 1, 2008) (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on June 27, 2008).

*10.13	—	First Amendment to The Men's Wearhouse, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on June 17, 2011).

*10.14	—	Second Amendment to The Men's Wearhouse, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on April 20, 2012).

Exhibit Number		Exhibit
*10.15	—	Forms of Deferred Stock Unit Award Agreement (non-employee director) and Restricted Stock Award Agreement (non-employee director) under The Men's Wearhouse, Inc. 2004 Long-Term Incentive Plan (as amended and restated effective April 1, 2008) (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on January 28, 2009).

*10.16	—	Forms of Deferred Stock Unit Award Agreement, Restricted Stock Award Agreement and Nonqualified Stock Option Award Agreement (each for executive officers) under The Men's Wearhouse, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on April 20, 2012).

*10.17	—	Forms of Deferred Stock Unit Award Agreement, Restricted Stock Award Agreement and Nonqualified Stock Option Award Agreement (each for named executive officers) under The Men's Wearhouse, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on April 20, 2012).

*10.18	—	The Men's Wearhouse, Inc. 2004 Long-Term Incentive Plan Subplan for UK Employees (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on March 29, 2012).

*10.19	—	Form of Change in Control Agreement entered into by and between The Men's Wearhouse, Inc. and each of George Zimmer, David Edwab, Douglas S. Ewert, Mary Beth Blake, Jamie Bragg, Charles Bresler, Ph.D., Gary Ckodre, Kelly Dilts, Susan Neal, Mark Neutze, Scott Norris, William Silveira, Carole Souvenir, Diana Wilson and James Zimmer (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on May 20, 2009).

*10.20	—	The Men's Wearhouse, Inc. Change in Control Severance Plan (As Amended and Restated Effective October 1, 2009) (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on October 27, 2009).

10.21	—	License Agreement dated effective as of November 5, 2010, by and between the George Zimmer 1988 Living Trust and The Men's Wearhouse, Inc. (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on November 10, 2010).

*10.22	—	Fourth Amended and Restated Employment Agreement dated effective as of October 25, 2010, by and between The Men's Wearhouse, Inc. and David H. Edwab (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on November 10, 2010).

*10.23	—	Employment Agreement dated effective as of April 12, 2011, by and between The Men's Wearhouse, Inc. and Douglas S. Ewert (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on April 19, 2011).

*10.24	—	Employment Agreement dated effective as of April 1, 2013, by and between The Men's Wearhouse, Inc. and Jon W. Kimmins (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on April 1, 2013).

18	—	Preferability Letter from Independent Registered Public Accounting Firm Regarding Change in Accounting Principles (incorporated by reference from Exhibit 18 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 2010).

Exhibit Number		Exhibit
21.1	—	Subsidiaries of the Company (filed herewith).

23.1	—	Consent of Deloitte & Touche LLP, independent auditors (filed herewith).

31.1	—	Certification of Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

31.2	—	Certification of Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).

32.1	—	Certification of Annual Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (furnished herewith)†.

32.2	—	Certification of Annual Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (furnished herewith)†.

101.1	—	The following financial information from The Men's Wearhouse, Inc.'s Annual Report on Form 10-K for the year ended February 2, 2013, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statement of Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

*
Management Compensation or Incentive Plan.

†
This exhibit will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MEN'S WEARHOUSE, INC.
By	/s/ DOUGLAS S. EWERT Douglas S. Ewert President and Chief Executive Officer

Dated: April 3, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DOUGLAS S. EWERT Douglas S. Ewert	President and Chief Executive Officer and Director	April 3, 2013
/s/ DIANA M. WILSON Diana M. Wilson	Executive Vice President, Interim Chief Financial Officer, Treasurer and Principal Financial Officer	April 3, 2013
/s/ KELLY DILTS Kelly Dilts	Senior Vice President, Chief Accounting Officer and Principal Accounting Officer	April 3, 2013
/s/ GEORGE ZIMMER George Zimmer	Executive Chairman of the Board and Director	April 3, 2013
/s/ DAVID H. EDWAB David H. Edwab	Vice Chairman of the Board and Director	April 3, 2013
/s/ RINALDO S. BRUTOCO Rinaldo S. Brutoco	Director	April 3, 2013
/s/ MICHAEL L. RAY Michael L. Ray	Director	April 3, 2013
/s/ SHELDON I. STEIN Sheldon I. Stein	Director	April 3, 2013
/s/ LARRY R. KATZEN Larry R. Katzen	Director	April 3, 2013
/s/ GRACE NICHOLS Grace Nichols	Director	April 3, 2013
/s/ DEEPAK CHOPRA Deepak Chopra	Director	April 3, 2013
/s/ WILLIAM B. SECHREST William B. Sechrest	Director	April 3, 2013

Exhibit Index

Exhibit Number		Exhibit
2.1	—	Investment, Shareholders' and Stock Purchase Agreement dated August 6, 2010, by and among The Men's Wearhouse, Inc., Moores The Suit People Inc., MWUK Holding Company Limited, Ensco 648 Limited, Gresham 4A and Gresham 4B and the stockholders of Ensco 648 Limited (incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K/A filed with the Commission on August 16, 2010).
3.1	—	Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 1994).
3.2	—	Articles of Amendment to the Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999).
3.3	—	Fourth Amended and Restated Bylaws (incorporated by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on January 28, 2010).
3.4	—
Statement of Change of Registered Office/Agent with the Texas Secretary of State (incorporated by reference from Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 28, 2012).
4.1	—	Restated Articles of Incorporation (included as Exhibit 3.1).
4.2	—	Form of Common Stock certificate (incorporated by reference from Exhibit 4.3 to the Company's Registration Statement on Form S-1 (Registration No. 33-45949)).
4.3	—	Articles of Amendment to the Restated Articles of Incorporation (included as Exhibit 3.2).
4.4	—	Fourth Amended and Restated Bylaws (included as Exhibit 3.3).
4.5	—	Statement of Change of Registered Office/Agent with the Texas Secretary of State (included as Exhibit 3.4).
10.1	—
Second Amended and Restated Credit Agreement, dated as January 26, 2011, by and among The Men's Wearhouse, Inc., Moores The Suit People Inc., MWUK Holding Company Limited, the financial institutions from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, and J.P. Morgan Europe Limited, as European Agent (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on February 1, 2011).
*10.2	—
1992 Non-Employee Director Stock Option Plan (As Amended and Restated Effective January 1, 2004), including forms of stock option agreement and restricted stock award agreement (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on March 18, 2005).
*10.3	—
Stock Agreement dated as of March 23, 1992, between the Company and George Zimmer (incorporated by reference from Exhibit 10.13 to the Company's Registration Statement on Form S-1 (Registration No. 33-45949)).

Exhibit Number		Exhibit
*10.4	—	1996 Long-Term Incentive Plan (As Amended and Restated Effective April 1, 2008) (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2008), and the forms of stock option agreement, restricted stock award agreement and deferred stock unit award agreement (incorporated by reference from Exhibit 10.20 to the Company's Current Report on Form 8-K filed with the Commission on March 18, 2005).
*10.5	—
Forms of Deferred Stock Unit Award Agreement, Restricted Stock Award Agreement and Nonqualified Stock Option Award Agreement under The Men's Wearhouse, Inc. 1996 Long-Term Incentive Plan (as amended and restated effective as of April 1, 2008)(incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2010).
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
2004 Long-Term Incentive Plan (As Amended and Restated Effective April 1, 2008) (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on June 27, 2008).
*10.13	—
First Amendment to The Men's Wearhouse, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on June 17, 2011).
*10.14	—
Second Amendment to The Men's Wearhouse, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on April 20, 2012).

Exhibit Number		Exhibit
*10.15	—	Forms of Deferred Stock Unit Award Agreement (non-employee director) and Restricted Stock Award Agreement (non-employee director) under The Men's Wearhouse, Inc. 2004 Long-Term Incentive Plan (as amended and restated effective April 1, 2008) (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on January 28, 2009).
*10.16	—
Forms of Deferred Stock Unit Award Agreement, Restricted Stock Award Agreement and Nonqualified Stock Option Award Agreement (each for executive officers) under The Men's Wearhouse, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on April 20, 2012).
*10.17	—
Forms of Deferred Stock Unit Award Agreement, Restricted Stock Award Agreement and Nonqualified Stock Option Award Agreement (each for named executive officers) under The Men's Wearhouse, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on April 20, 2012).
*10.18	—
The Men's Wearhouse, Inc. 2004 Long-Term Incentive Plan Subplan for UK Employees (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on March 29, 2012).
*10.19	—
Form of Change in Control Agreement entered into by and between The Men's Wearhouse, Inc. and each of George Zimmer, David Edwab, Douglas S. Ewert, Mary Beth Blake, Jamie Bragg, Charles Bresler, Ph.D., Gary Ckodre, Kelly Dilts, Susan Neal, Mark Neutze, Scott Norris, William Silveira, Carole Souvenir, Diana Wilson and James Zimmer (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on May 20, 2009).
*10.20	—
The Men's Wearhouse, Inc. Change in Control Severance Plan (As Amended and Restated Effective October 1, 2009) (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on October 27, 2009).
10.21	—
License Agreement dated effective as of November 5, 2010, by and between the George Zimmer 1988 Living Trust and The Men's Wearhouse, Inc. (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on November 10, 2010).
*10.22	—
Fourth Amended and Restated Employment Agreement dated effective as of October 25, 2010, by and between The Men's Wearhouse, Inc. and David H. Edwab (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on November 10, 2010).
*10.23	—
Employment Agreement dated effective as of April 12, 2011, by and between The Men's Wearhouse, Inc. and Douglas S. Ewert (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on April 19, 2011).
*10.24	—
Employment Agreement dated effective as of April 1, 2013, by and between The Men's Wearhouse, Inc. and Jon W. Kimmins (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on April 1, 2013).
18	—
Preferability Letter from Independent Registered Public Accounting Firm Regarding Change in Accounting Principles (incorporated by reference from Exhibit 18 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 2010).

Exhibit Number		Exhibit
21.1	—	Subsidiaries of the Company (filed herewith).
23.1	—	Consent of Deloitte & Touche LLP, independent auditors (filed herewith).
31.1	—	Certification of Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).
31.2	—	Certification of Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).
32.1	—	Certification of Annual Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (furnished herewith)†.
32.2	—	Certification of Annual Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (furnished herewith)†.
101.1	—
The following financial information from The Men's Wearhouse, Inc.'s Annual Report on Form 10-K for the year ended February 2, 2013, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statement of Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

*
Management Compensation or Incentive Plan.

†
This exhibit will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.