Form 10-Q
period 2013-05-04
MENS WEARHOUSE INC
filed 2013-06-13
CIK 884217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2013

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

The number of shares of common stock of the Registrant, par value $.01 per share, outstanding at June 3, 2013 was 50,314,765 excluding 22,557,877 shares classified as Treasury Stock.

REPORT INDEX

Forward-Looking and Cautionary Statements

Certain statements made in this Quarterly Report on Form 10-Q and in other public filings and press releases by the Company (as defined below) contain “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995) that involves risk and uncertainty.  These forward-looking statements may include, but are not limited to, references to sales, earnings, margins, costs, number and costs of store openings, future capital expenditures, acquisitions, demand for clothing, market trends in the retail and corporate apparel clothing business, currency fluctuations, inflation and various economic and business trends.  Forward-looking statements may be made by management orally or in writing, including, but not limited to, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q and other sections of our filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, and the Securities Act of 1933, as amended.

Forward-looking statements are not guarantees of future performance and a variety of factors could cause actual results to differ materially from the anticipated or expected results expressed in or suggested by these forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to: actions by governmental entities; domestic and international economic activity and inflation; success, or lack thereof, in executing our internal operating plans and new store and new market expansion plans, including successful integration of acquisitions; performance issues with key suppliers; disruption in buying trends due to homeland security concerns; severe weather; foreign currency fluctuations; government export and import policies; aggressive advertising or marketing activities of competitors; and legal proceedings.  Future results will also be dependent upon our ability to continue to identify and complete successful expansions and penetrations into existing and new markets and our ability to integrate such expansions with our existing operations.  Refer to “Risk Factors” contained in Part I of our Annual Report on Form 10-K  for the year ended February 2, 2013 for a more complete discussion of these and other factors that might affect our performance and financial results.  These forward-looking statements are intended to convey the Company’s expectations about the future, and speak only as of the date they are made.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I.  FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GENERAL INFORMATION

The condensed consolidated financial statements herein include the accounts of The Men’s Wearhouse, Inc. and its subsidiaries and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  As applicable under such regulations, certain information and footnote disclosures have been condensed or omitted.  We believe that the presentation and disclosures herein are adequate to make the information not misleading, and the condensed consolidated financial statements reflect all elimination entries and normal recurring adjustments which are necessary for a fair statement of the results for the quarters ended May 4, 2013 and April 28, 2012.

Our business historically has been seasonal in nature, and the operating results of the interim periods presented are not necessarily indicative of the results that may be achieved for the full year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended February 2, 2013 and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year then ended filed with the SEC.

Unless the context otherwise requires, “Company”, “we”, “us” and “our” refer to The Men’s Wearhouse, Inc. and its subsidiaries.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	May 4, 2013	April 28, 2012	February 2, 2013
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$155,099	$118,716	$156,063
Accounts receivable, net	64,468	69,249	63,010
Inventories	598,916	606,522	556,531
Other current assets	66,544	66,392	79,549

Total current assets	885,027	860,879	855,153

PROPERTY AND EQUIPMENT, net	390,077	367,628	389,118

TUXEDO RENTAL PRODUCT, net	144,089	112,368	126,825
GOODWILL	87,313	89,230	87,835
INTANGIBLE ASSETS, net	31,357	33,961	32,442
OTHER ASSETS	6,318	4,745	4,974

TOTAL ASSETS	$1,544,181	$1,468,811	$1,496,347

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$161,533	$159,058	$123,983
Accrued expenses and other current liabilities	185,133	179,172	164,344
Income taxes payable	6,366	967	5,856

Total current liabilities	353,032	339,197	294,183

DEFERRED TAXES AND OTHER LIABILITIES	92,099	100,935	92,929

Total liabilities	445,131	440,132	387,112

COMMITMENTS AND CONTINGENCIES (Note 3 and Note 13)

EQUITY:
Preferred stock	—	—	—
Common stock	728	721	725
Capital in excess of par	388,497	368,025	386,254
Retained earnings	1,214,087	1,113,130	1,190,246
Accumulated other comprehensive income	33,824	44,647	36,924
Treasury stock, at cost	(550,815)	(510,615)	(517,894)

Total equity attributable to common shareholders	1,086,321	1,015,908	1,096,255

Non-controlling interest	12,729	12,771	12,980

Total equity	1,099,050	1,028,679	1,109,235

TOTAL LIABILITIES AND EQUITY	$1,544,181	$1,468,811	$1,496,347

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	For the Quarter Ended
	May 4, 2013	April 28, 2012
Net sales:
Retail clothing product	$423,737	$420,469
Tuxedo rental services	98,482	78,489
Alteration and other services	37,962	37,734
Total retail sales	560,181	536,692
Corporate apparel clothing product sales	56,355	49,882
Total net sales	616,536	586,574

Cost of sales:
Retail clothing product	185,483	188,606
Tuxedo rental services	14,498	11,013
Alteration and other services	28,418	27,558
Occupancy costs	71,274	68,698
Total retail cost of sales	299,673	295,875
Corporate apparel clothing product cost of sales	38,943	36,650
Total cost of sales	338,616	332,525

Gross margin:
Retail clothing product	238,254	231,863
Tuxedo rental services	83,984	67,476
Alteration and other services	9,544	10,176
Occupancy costs	(71,274)	(68,698)
Total retail gross margin	260,508	240,817
Corporate apparel clothing product gross margin	17,412	13,232
Total gross margin	277,920	254,049

Selling, general and administrative expenses	225,367	213,102

Operating income	52,553	40,947

Interest income	121	128
Interest expense	(344)	(433)
Earnings before income taxes	52,330	40,642
Provision for income taxes	19,374	14,062
Net earnings including non-controlling interest	32,956	26,580
Net loss attributable to non-controlling interest	135	304

Net earnings attributable to common shareholders	$33,091	$26,884

Net earnings per common share attributable to common shareholders (Note 2):
Basic	$0.65	$0.52
Diluted	$0.65	$0.52

Weighted-average common shares outstanding (Note 2):
Basic	50,607	50,932
Diluted	50,788	51,237

Cash dividends declared per common share	$0.18	$0.18

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the Quarter Ended
	May 4, 2013	April 28, 2012

Net earnings including non-controlling interest	$32,956	$26,580

Currency translation adjustments, net of tax	(3,216)	8,142

Comprehensive income including non-controlling interest	29,740	34,722

Comprehensive (income) loss attributable to non-controlling interest:

Net loss	135	304
Currency translation adjustments, net of tax	116	(416)

Amounts attributable to non-controlling interest	251	(112)

Comprehensive income attributable to common shareholders	$29,991	$34,610

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Quarter Ended
	May 4, 2013	April 28, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings including non-controlling interest	$32,956	$26,580
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	21,355	20,681
Tuxedo rental product amortization	7,328	5,988
Loss on disposition of assets	412	1,081
Share-based compensation	4,498	4,117
Excess tax benefits from share-based plans	(199)	(1,960)
Deferred tax provision	4,455	8,430
Deferred rent expense and other	1,173	276
Changes in operating assets and liabilities:
Accounts receivable	(1,846)	(11,161)
Inventories	(43,710)	(30,059)
Tuxedo rental product	(24,787)	(18,157)
Other assets	7,666	(2,433)
Accounts payable, accrued expenses and other current liabilities	61,381	60,335
Income taxes payable	294	(445)
Other liabilities	(310)	2,047

Net cash provided by operating activities	70,666	65,320

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(25,127)	(30,664)
Proceeds from sales of property and equipment	38	8

Net cash used in investing activities	(25,089)	(30,656)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,359	3,233
Cash dividends paid	(9,263)	(9,357)
Deferred financing costs	(1,771)	—
Tax payments related to vested deferred stock units	(3,310)	(4,017)
Excess tax benefits from share-based plans	199	1,960
Repurchases of common stock	(33,009)	(33,866)

Net cash used in financing activities	(45,795)	(42,047)

Effect of exchange rate changes	(746)	793

DECREASE IN CASH AND CASH EQUIVALENTS	(964)	(6,590)
Balance at beginning of period	156,063	125,306

Balance at end of period	$155,099	$118,716

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Significant Accounting Policies

Basis of Presentation — The condensed consolidated financial statements herein include the accounts of The Men’s Wearhouse, Inc. and its subsidiaries (the “Company”) and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  As applicable under such regulations, certain information and footnote disclosures have been condensed or omitted.  We believe that the presentation and disclosures herein are adequate to make the information not misleading, and the condensed consolidated financial statements reflect all elimination entries and normal recurring adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows at the dates and for the periods presented.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended February 2, 2013.

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and related disclosures.  Actual amounts could differ from those estimates.

Recent Accounting Pronouncements — In February 2013, the Financial Accounting Standards Board (“FASB”) issued updated guidance regarding the reporting of amounts reclassified out of accumulated other comprehensive income.  The update requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, entities are required to cross-reference to other disclosures that provide additional detail about those amounts.  As this update only affects disclosure requirements its adoption at the beginning of fiscal 2013 had no impact on our financial position, results of operations or cash flows.

In July 2012, the FASB issued updated guidance regarding testing indefinite-lived intangible assets for impairment.  The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is more likely than not that the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment.  The adoption of this update at the beginning of our 2013 fiscal year had no impact on our financial position, results of operations or cash flows but may change the way we perform our testing of indefinite-lived intangible assets for impairment.

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

	For the Quarter Ended
	May 4, 2013	April 28, 2012

Numerator
Total net earnings attributable to common shareholders	$33,091	$26,884
Net earnings allocated to participating securities	(312)	(426)
Net earnings attributable to common shareholders	$32,779	$26,458
Denominator
Basic weighted-average common shares outstanding	50,607	50,932
Effect of dilutive securities:
Stock options and equity-based compensation	181	305
Diluted weighted-average common shares outstanding	50,788	51,237
Net earnings per common share attributable to common shareholders:
Basic	$0.65	$0.52
Diluted	$0.65	$0.52

For the quarters ended May 4, 2013 and April 28, 2012, 0.3 million and 0.2 million anti-dilutive shares of common stock were excluded from the calculation of diluted earnings per common share attributable to common shareholders, respectively.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.  Debt

On April 12, 2013, we entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”), with a group of banks to amend and restate our existing credit facility, which provided the Company with a revolving credit facility that was scheduled to mature on January 26, 2016.

The Credit Agreement provides for a total senior revolving credit facility of $300.0 million, with possible future increases to $450.0 million under an expansion feature, and which matures on April 12, 2018.  In addition, the Credit Agreement provides for a $100.0 million term loan, available in a single advance during the 120 day period after the closing date.  If drawn, the term loan will be repaid over five years, with 10% payable annually in quarterly installments and the remainder due at maturity.  The Credit Agreement is secured by the stock of certain of our subsidiaries.  The Credit Agreement has several borrowing and interest rate options including the following indices:  (i) adjusted LIBO rate, (ii) adjusted EURIBO rate, (iii) CDOR rate, (iv) Canadian prime rate or (v) an alternate base rate (equal to the greater of the prime rate, the federal funds rate plus 0.5% or the adjusted LIBO rate for a one month period plus 1.0%).  Advances under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin of up to 2.50%.  The Credit Agreement also provides for fees applicable to amounts available to be drawn under outstanding letters of credit which range from 1.75% to 2.50%, and a fee on unused commitments which ranges from 0.35% to 0.50%.  As of May 4, 2013, there were no borrowings outstanding under the Credit Agreement.

The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain certain financial ratios.  The restrictive provisions in the Credit Agreement reflect an overall covenant structure that is generally representative of a commercial loan made to an investment-grade company.  Our debt, however, is not rated and we have not sought, and are not seeking, a rating of our debt.  We were in compliance with the covenants in the Credit Agreement as of May 4, 2013.

We utilize letters of credit primarily to secure inventory purchases and as collateral for workers compensation claims.  At May 4, 2013, letters of credit totaling approximately $21.3 million were issued and outstanding.  Borrowings available under our Credit Agreement at May 4, 2013 were $278.7 million.

4.  Supplemental Cash Flows

Supplemental disclosure of cash flow information is as follows (in thousands):

	For the Quarter Ended
	May 4, 2013	April 28, 2012
Cash paid during the quarter for:
Interest	$199	$328
Income taxes, net	$9,795	$6,786

Schedule of noncash investing and financing activities:
Additional capital in excess of par resulting from tax benefit (deficiency) related to share-based plans	$(319)	$1,960
Cash dividends declared	$9,247	$9,271

We had unpaid capital expenditure purchases accrued in accounts payable, accrued expenses and other current liabilities of approximately $11.5 million and $11.0 million at May 4, 2013 and April 28, 2012, respectively. Capital expenditure purchases are recorded as cash outflows from investing activities in the condensed consolidated statement of cash flows in the period they are paid.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.  Other Current Assets, Accrued Expenses and Other Current Liabilities and Deferred Taxes and Other Liabilities

Other current assets consist of the following (in thousands):

	May 4, 2013	April 28, 2012	February 2, 2013

Prepaid expenses	$34,464	$34,657	$35,403
Current deferred tax assets	21,200	22,396	26,607
Taxes receivable	3,169	2,233	8,040
Other	7,711	7,106	9,499

Total other current assets	$66,544	$66,392	$79,549

Accrued expenses and other current liabilities consist of the following (in thousands):

	May 4, 2013	April 28, 2012	February 2, 2013
Accrued salary, bonus, sabbatical, vacation and other benefits	$42,846	$39,198	$55,555
Customer deposits, prepayments and refunds payable	50,667	51,889	20,276
Sales, value added, payroll, property and other taxes payable	26,981	30,661	23,801
Accrued workers compensation and medical costs	19,294	17,533	19,146
Unredeemed gift certificates	14,069	13,343	15,535
Cash dividends declared	9,247	9,271	9,260
Loyalty program reward certificates	7,178	6,735	6,930
Other	14,851	10,542	13,841

Total accrued expenses and other current liabilities	$185,133	$179,172	$164,344

Deferred taxes and other liabilities consist of the following (in thousands):

	May 4, 2013	April 28, 2012	February 2, 2013
Deferred rent and landlord incentives	$53,501	$51,446	$52,814
Non-current deferred and other income tax liabilities	37,440	37,618	38,810
Other	1,158	11,871	1,305

Total deferred taxes and other liabilities	$92,099	$100,935	$92,929

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.  Equity and Non-Controlling Interest

A reconciliation of the total carrying amount of the Company’s equity accounts for the quarter ended May 4, 2013 is as follows (in thousands):

	Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock, at Cost	Total Equity Attributable to Common Shareholders	Non- Controlling Interest	Total Equity
BALANCES — February 2, 2013	$725	$386,254	$1,190,246	$36,924	$(517,894)	$1,096,255	$12,980	$1,109,235
Net earnings (loss)	—	—	33,091	—	—	33,091	(135)	32,956
Other comprehensive loss	—	—	—	(3,100)	—	(3,100)	(116)	(3,216)
Cash dividends	—	—	(9,250)	—	—	(9,250)	—	(9,250)
Share-based compensation	—	4,498	—	—	—	4,498	—	4,498
Common stock issued under share-based award plans and to stock discount plan	3	1,356	—	—	—	1,359	—	1,359
Tax payments related to vested deferred stock units	—	(3,310)	—	—	—	(3,310)	—	(3,310)
Tax deficiency related to share-based plans	—	(319)	—	—	—	(319)	—	(319)
Treasury stock reissued	—	18	—	—	88	106	—	106
Repurchases of common stock	—	—	—	—	(33,009)	(33,009)	—	(33,009)

BALANCES — May 4, 2013	$728	$388,497	$1,214,087	$33,824	$(550,815)	$1,086,321	$12,729	$1,099,050

A reconciliation of the total carrying amount of the Company’s equity accounts for the quarter ended April 28, 2012 is as follows (in thousands):

	Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock, at Cost	Total Equity Attributable to Common Shareholders	Non- Controlling Interest	Total Equity
BALANCES — January 28, 2012	$718	$362,735	$1,095,535	$36,921	$(476,749)	$1,019,160	$12,659	$1,031,819
Net earnings (loss)	—	—	26,884	—	—	26,884	(304)	26,580
Other comprehensive income	—	—	—	7,726	—	7,726	416	8,142
Cash dividends	—	—	(9,289)	—	—	(9,289)	—	(9,289)
Share-based compensation	—	4,117	—	—	—	4,117	—	4,117
Common stock issued under share-based award plans and to stock discount plan	3	3,230	—	—	—	3,233	—	3,233
Tax payments related to vested deferred stock units	—	(4,017)	—	—	—	(4,017)	—	(4,017)
Tax benefit related to share-based plans	—	1,960	—	—	—	1,960	—	1,960
Repurchases of common stock	—	—	—	—	(33,866)	(33,866)	—	(33,866)

BALANCES — April 28, 2012	$721	$368,025	$1,113,130	$44,647	$(510,615)	$1,015,908	$12,771	$1,028,679

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.  Treasury Stock

In March 2013, the Board of Directors (the “Board”) approved a $200.0 million share repurchase program for our common stock.  This approval amended and increased the Company’s existing $150.0 million share repurchase program authorized by the Board in January 2011, which had a remaining authorization of $45.2 million at the time of amendment.

During the first quarter of 2012, 861,484 shares at a cost of $33.6 million were repurchased at an average price per share of $39.01 under the Board’s January 2011 authorization.   During the first quarter of 2013, 989,182 shares at a cost of $32.8 million were repurchased at an average price per share of $33.21 under the Board’s March 2013 authorization.  At May 4, 2013, the remaining balance available under the Board’s March 2013 authorization was $167.2 million.

During the first quarter of 2013 and 2012, 5,378 shares and 7,041 shares, respectively, at a cost of $0.2 million and $0.3 million, respectively, were repurchased at an average price per share of $30.03 and $37.28, respectively, in private transactions to satisfy tax withholding obligations arising upon the vesting of certain restricted stock.

The following table summarizes our total common stock repurchases (in thousands, except share data and average price per share):

	For the Quarter Ended
	May 4, 2013	April 28, 2012

Shares repurchased	994,560	868,525
Total costs	$33,009	$33,866
Average price per share	$33.19	$38.99

In February 2013, 3,666 treasury shares of our common stock were reissued pursuant to a two-year service agreement with an unrelated third party.  The fair value of the common stock issued was approximately $0.1 million.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.  Share-Based Compensation Plans

For a discussion of our share-based compensation plans refer to Note 9 in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

We account for share-based awards in accordance with the authoritative guidance regarding share-based payments, which requires the compensation cost resulting from all share-based payment transactions be recognized in the financial statements. The amount of compensation cost is measured based on the grant-date fair value of the instrument issued and is recognized over the vesting period.  Share-based compensation expense recognized for the quarters ended May 4, 2013 and April 28, 2012 was $4.5 million and $4.1 million, respectively.

Non-Vested Deferred Stock Units and Restricted Stock Shares

The following table summarizes the activity of time-based and performance-based deferred stock units for the quarter ended May 4, 2013:

	Shares		Weighted-Average Grant-Date Fair Value
	Time- Based	Performance- Based	Time- Based	Performance- Based
Non-Vested at February 2, 2013	471,369	—	$36.22	$—
Granted	449,595	97,668	33.09	33.09
Vested (1)	(292,430)	—	38.97	—
Forfeited	(1,244)	—	40.13	—
Non-Vested at May 4, 2013	627,290	97,668	$32.69	$33.09

(1) Includes 95,660 shares relinquished for tax payments related to vested deferred stock units for the quarter ended May 4, 2013.

On April 3, 2013, our Board approved a change in the form of award agreements to be issued for grants of deferred stock units (“DSUs”) to participants under the Company’s 2004 Long-Term Incentive Plan.  As revised, the award agreements provide that dividend equivalents, if any, will be accrued during the vesting period for such DSU awards and paid out only upon vesting of the underlying DSUs.  As such, grants of DSU awards on or after April 3, 2013 earn dividends throughout the vesting period which are subject to the same vesting terms as the underlying share award.  Grants of DSUs generally vest over a period from one to three years.  DSU awards granted prior to April 3, 2013 are entitled to receive non-forfeitable dividend equivalents, if any, when and if paid to shareholders of record at the payment date.  Included in the non-vested time-based awards as of May 4, 2013 are 177,695 deferred stock units granted prior to April 3, 2013.

The performance-based DSUs represent a contingent right to receive one share of common stock and generally vest in one-third tranches over a three year period, subject to the Company’s achievement of a performance target during an applicable performance period.  Any unvested performance-based DSUs at the end of the performance period are rolled over and become eligible to vest in subsequent performance periods.  Any performance-based DSUs that are unvested at the end of all vesting periods will lapse and be forfeited as of such time.  The performance-based DSUs earn dividends throughout the vesting period and are subject to the same vesting terms as the underlying performance-based awards.

The following table summarizes the activity of restricted stock for the quarter ended May 4, 2013:

	Shares	Weighted- Average Grant-Date Fair Value
Non-Vested at February 2, 2013	99,847	$28.55
Granted	5,166	33.89
Vested	(23,938)	29.76
Forfeited	—	—
Non-Vested at May 4, 2013	81,075	$28.53

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted stock awards receive non-forfeitable dividends, if any, when and if paid to shareholders of record at the payment date.

As of May 4, 2013, we have unrecognized compensation expense related to non-vested deferred stock units and shares of restricted stock of approximately $22.7 million, which is expected to be recognized over a weighted-average period of 1.5 years.

Stock Options

The following table summarizes the activity of stock options for the quarter ended May 4, 2013:

	Shares	Weighted- Average Exercise Price
Outstanding at February 2, 2013	1,024,768	$25.54
Granted	19,080	33.09
Exercised	(34,250)	19.14
Forfeited	(5,000)	22.72
Expired	(5)	7.97
Outstanding at May 4, 2013	1,004,593	$25.91
Exercisable at May 4, 2013	651,409	$24.80

The weighted-average grant date fair value of the 19,080 stock options granted during the quarter ended May 4, 2013 was $13.10 per share.  The following table summarizes the weighted-average assumptions used to fair value stock options at the date of grant using the Black-Scholes option pricing model for the quarter ended May 4, 2013.

For the Quarter Ended
May 4, 2013

Risk-free interest rate	0.76%
Expected lives	5.0 years
Dividend yield	2.20%
Expected volatility	55.00%

The assumptions presented in the table above represent the weighted-average of the applicable assumptions used to fair value stock options.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.  The expected lives represents the period of time the options are expected to be outstanding after their grant date.  The dividend yield is based on the average of the annual dividend divided by the market price of our common stock at the time of declaration. Expected volatility is based on historical volatility of our common stock.

As of May 4, 2013, we have unrecognized compensation expense related to non-vested stock options of approximately $3.6 million which is expected to be recognized over a weighted-average period of 2.1 years.

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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the quarter ended May 4, 2013, employees purchased 26,873 shares under the ESDP, which had a weighted-average share price of $26.16 per share.  As of May 4, 2013, 821,575 shares were reserved for future issuance under the ESDP.

9.  Goodwill and Other Intangible Assets

Goodwill

Goodwill allocated to the Company’s reportable segments and changes in the net carrying amount of goodwill for the quarter ended May 4, 2013 are as follows (in thousands):

	Retail	Corporate Apparel	Total
Balance at February 2, 2013	$59,995	$27,840	$87,835
Translation adjustment	(291)	(231)	(522)
Balance at May 4, 2013	$59,704	$27,609	$87,313

Goodwill is evaluated for impairment annually as of our fiscal year end.  A more frequent evaluation is performed if events or circumstances indicate that impairment could have occurred.  Such events or circumstances could include, but are not limited to, new significant negative industry or economic trends, unanticipated changes in the competitive environment, decisions to significantly modify or dispose of operations and a significant sustained decline in the market price of our stock.  No additional impairment evaluation was considered necessary during the first quarter of fiscal 2013.

Intangible Assets

The gross carrying amount and accumulated amortization of our identifiable intangible assets are as follows (in thousands):

	May 4, 2013	April 28, 2012	February 2, 2013

Amortizable intangible assets:
Carrying amount:
Trademarks, tradenames, and other intangibles	$14,477	$12,533	$14,502
Customer relationships	31,818	33,225	32,098
Total carrying amount	46,295	45,758	46,600
Accumulated amortization:
Trademarks, tradenames, and other intangibles	(8,821)	(8,259)	(8,663)
Customer relationships	(7,362)	(4,838)	(6,751)
Total accumulated amortization	(16,183)	(13,097)	(15,414)
Total amortizable intangible assets, net	30,112	32,661	31,186
Infinite-lived intangible assets:
Trademarks	1,245	1,300	1,256
Total intangible assets, net	$31,357	$33,961	$32,442

The pretax amortization expense associated with intangible assets subject to amortization totaled approximately $0.8 million for the quarters ended May 4, 2013 and April 28, 2012, respectively, and approximately $3.3 million for the year ended February 2, 2013.  Pretax amortization associated with intangible assets subject to amortization at May 4, 2013 is estimated to be $2.5 million for the remainder of fiscal year 2013, $3.2 million for each of the fiscal years 2014, 2015 and 2016 and $3.1 million for fiscal year 2017.

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

There were no transfers into or out of Level 1 and Level 2 during the quarter ended May 4, 2013 or April 28, 2012, respectively, or during the year ended February 2, 2013.

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

	Fair Value Measurements at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At May 4, 2013-
Assets:
Cash equivalents	$20,059	$—	$—	$20,059
Derivative financial instruments	$—	$138	$—	$138
Liabilities:
Derivative financial instruments	$—	$11	$—	$11

At February 2, 2013-
Assets:
Cash equivalents	$20,054	$—	$—	$20,054
Derivative financial instruments	$—	$215	$—	$215
Liabilities:
Derivative financial instruments	$—	$17	$—	$17

At April 28, 2012-
Assets:
Cash equivalents	$20,027	$—	$—	$20,027
Liabilities:
Derivative financial instruments	$—	$548	$—	$548

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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets and Liabilities that are Measured at Fair Value on a Non-Recurring Basis

Long-lived assets, such as property and equipment and identifiable intangibles with finite useful lives, are periodically evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the asset carrying amount exceeds its fair value, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset.  The fair values of long-lived assets held-for-use are based on our own judgments about the assumptions that market participants would use in pricing the asset and on observable market data, when available.  We classify these measurements as Level 3 within the fair value hierarchy.  No impairment charges were recorded for the carrying value of long-lived assets during the first quarter of 2013 or 2012.

Fair Value of Financial Instruments

Our financial instruments, other than those presented in the disclosures above, consist of cash, accounts receivable, accounts payable and accrued expenses and other current liabilities.  Management estimates that, as of May 4, 2013, April 28, 2012 and February 2, 2013, the carrying value of cash, accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their fair value due to the highly liquid or short-term nature of these instruments.

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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The tables below disclose the fair value of the derivative financial instruments included in the condensed consolidated balance sheets as of May 4, 2013, February 2, 2013 and April 28, 2012 (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:

At May 4, 2013- Foreign exchange forward contracts	Other current assets	$138	Accrued expenses and other current liabilities	$11

At February 2, 2013- Foreign exchange forward contracts	Other current assets	$215	Accrued expenses and other current liabilities	$17

At April 28, 2012- Foreign exchange forward contracts	Other current assets	$—	Accrued expenses and other current liabilities	$548

At May 4, 2013, we had four contracts to purchase Euros for an aggregate notional amount of US$0.5 million maturing in various increments at various dates through September 2013, eight contracts to purchase United States dollars (“USD”) for an aggregate notional amount of Canadian dollars (“CAD”) $2.0 million maturing in various increments at various dates through August 2013 and 14 contracts to purchase USD for an aggregate notional amount of pounds Sterling (“GBP”) £11.7 million maturing in various increments at various dates through October 2013.  For the quarter ended May 4, 2013, we recognized a net pre-tax gain of $0.7 million in cost of sales in the condensed consolidated statement of earnings for our derivative financial instruments not designated as cash flow hedges.

At February 2, 2013, we had four contracts maturing in varying increments to purchase Euros for an aggregate notional amount of US$1.2 million maturing at various dates through May 2013, 10 contracts maturing in varying increments to purchase USD for an aggregate notional amount of CAD $4.1 million maturing at various dates through May 2013 and 16 contracts maturing in varying increments to purchase USD for an aggregate notional amount of GBP £14.0 million maturing at various dates through June 2013.

At April 28, 2012, we had 12 contracts to purchase Euros for an aggregate notional amount of US$1.4 million maturing in various increments at various dates through August 2012, 11 contracts to purchase USD for an aggregate notional amount of CAD $5.0 million maturing in various increments at various dates through August 2012 and 15 contracts to purchase USD for an aggregate notional amount of GBP £10.9 million maturing in various increments at various dates through August 2012.  For the quarter ended April 28, 2012, we recognized a net pre-tax loss of $0.8 million in cost of sales in the condensed consolidated statement of earnings for our derivative financial instruments not designated as cash flow hedges.

We had no derivative financial instruments with credit-risk-related contingent features underlying the agreements as of May 4, 2013, February 2, 2013 or April 28, 2012, respectively.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.  Segment Reporting

The Company’s operations are conducted in two reportable segments, retail and corporate apparel, based on the way we manage, evaluate and internally report our business activities.

The retail segment includes the results from our four retail merchandising brands: Men’s Wearhouse, Men’s Wearhouse and Tux, Moores Clothing for Men (“Moores”) and K&G.  These four brands are operating segments that have been aggregated into the retail reportable segment based on their similar economic characteristics, products, production processes, target customers and distribution methods.  MW Cleaners is also aggregated in the retail segment as these operations have not had a significant effect on the revenues or expenses of the Company.  Specialty apparel merchandise offered by our four retail merchandising concepts include suits, suit separates, sport coats, slacks, sportswear, outerwear, dress shirts, shoes and accessories for men.  Ladies’ career apparel, sportswear and accessories, including shoes, and children’s apparel is offered at most of our K&G stores and tuxedo rentals are offered at our Men’s Wearhouse, Men’s Wearhouse and Tux and Moores retail stores.

The corporate apparel segment includes the results from our corporate apparel and uniform operations conducted by Twin Hill in the United States (“U.S.”) and Dimensions, Alexandra and Yaffy in the UK.  The two corporate apparel and uniform concepts are operating segments that have been aggregated into the reportable corporate apparel segment based on their similar economic characteristics, products, production processes, target customers and distribution methods.  The corporate apparel segment provides corporate clothing uniforms and workwear to workforces.

Operating income is the primary measure of profit we use to make decisions on allocating resources to our operating segments and to assess the operating performance of each operating segment.  It is defined as income before interest expense, interest income, income taxes and non-controlling interest.  Corporate expenses and assets are allocated to the retail segment.

Net sales by brand and reportable segment are as follows (in thousands):

	For the Quarter Ended
	May 4, 2013	April 28, 2012
Net sales:
MW (1)	$401,835	$371,468
Moores	53,771	55,478
K&G	97,340	103,092
MW Cleaners	7,235	6,654
Total retail segment	560,181	536,692

Twin Hill	7,959	7,065
Dimensions and Alexandra (UK)	48,396	42,817
Total corporate apparel segment	56,355	49,882

Total net sales	$616,536	$586,574

(1)  MW includes Men’s Wearhouse and Men’s Wearhouse and Tux stores.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth supplemental products and services sales information for the Company (in thousands):

	For the Quarter Ended
	May 4, 2013	April 28, 2012
Net sales:
Men’s tailored clothing product	$234,844	$230,280
Men’s non-tailored clothing product	166,773	166,888
Ladies’ clothing product	22,120	23,301
Total retail clothing product	423,737	420,469

Tuxedo rental services	98,482	78,489

Alteration services	30,727	31,080
Retail dry cleaning services	7,235	6,654
Total alteration and other services	37,962	37,734

Corporate apparel clothing product	56,355	49,882

Total net sales	$616,536	$586,574

Operating income (loss) by reportable segment and the reconciliation to earnings before income taxes is as follows (in thousands):

	For the Quarter Ended
	May 4, 2013	April 28, 2012
Operating income (loss):
Retail	$51,470	$43,367
Corporate apparel	1,083	(2,420)
Operating income	52,553	40,947
Interest income	121	128
Interest expense	(344)	(433)
Earnings before income taxes	$52,330	$40,642

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

For supplemental information, it is suggested that “Management’s Discussion and Analysis of Financial Condition and Results of Operations” be read in conjunction with the corresponding section included in our Annual Report on Form 10-K for the year ended February 2, 2013.  References herein to years are to our 52-week or 53-week fiscal year, which ends on the Saturday nearest January 31 in the following calendar year.  For example, references to “2013” mean the 52-week fiscal year ending February 1, 2014.

Our operations are conducted in two reportable segments, retail and corporate apparel, based on the way we manage, evaluate and internally report our business activities.

The Company conducts its retail segment as a specialty apparel retailer offering suits, suit separates, sport coats, slacks, sportswear, outerwear, dress shirts, shoes and accessories for men, and tuxedo rentals.  We offer our products and services through multiple brands and channels including The Men’s Wearhouse, Men’s Wearhouse and Tux, Moores Clothing for Men (“Moores”), K&G and the Internet at www.menswearhouse.com and www.kgstores.com.  Our stores are located throughout the United States (“U.S.”) and Canada and carry a wide selection of exclusive and non-exclusive merchandise brands.  In addition, we offer our customers a variety of services, including alterations and our loyalty program.  Most of our K&G stores offer ladies’ career apparel, sportswear, accessories and shoes and children’s apparel.  MW Cleaners is also aggregated in the retail segment, as these operations have not had a significant effect on the revenues or expenses of the Company.  MW Cleaners conducts retail dry cleaning, laundry and heirlooming operations in the Houston, Texas area.

The corporate apparel segment includes the results from our corporate apparel and uniform operations conducted by Twin Hill in the U.S. and Dimensions, Alexandra and Yaffy in the United Kingdom (“UK”).  These operations provide corporate clothing uniforms and workwear to workforces through multiple channels including managed corporate accounts, catalogs and the Internet.

Refer to Note 12 of Notes to Condensed Consolidated Financial Statements for additional information and disclosures regarding our reportable segments and the discussion included in “Results of Operations” below.

In March 2013, we announced that we engaged Jefferies & Co. to assist us in evaluating strategic alternatives for our K&G operations.  We believe our core strengths lie primarily in our service culture and specialty men’s apparel retailing, and that we will be better able to focus our efforts on these core operations by taking this action.

Overview

Highlights of the Company’s performance for the quarter ended May 4, 2013 compared to the quarter ended April 28, 2012 are presented below, followed by a more comprehensive discussion under “Results of Operations”:

•                  Revenues for the first quarter of 2013 increased by $30.0 million or 5.1% to $616.5 million compared to revenues of $586.6 million in the first quarter of 2012.

•                  Gross margin for the first quarter of 2013 increased by $23.9 million or 9.4% to $277.9 million compared to $254.0 million in the first quarter of 2012.  Gross margin as a percentage of total net sales for the first quarter of 2013 was 45.1% compared to 43.3% for the first quarter of 2012.

•                  Selling, general and administrative (“SG&A”) expenses for the first quarter of 2013 increased 5.8% to $225.4 million compared to SG&A expenses of $213.1 million in the first quarter of 2012 and increased 0.3% as a percentage of total net sales as compared to the first quarter of 2012.

•                  Net earnings attributable to common shareholders for the first quarter of 2013 increased by $6.2 million or 23.1% to $33.1 million compared to $26.9 million for the first quarter of 2012.

•                  Diluted earnings per common share attributable to common shareholders increased 25.0% to $0.65 per share for the first quarter of 2013 compared to $0.52 per share for the first quarter of fiscal 2012.

•                  Net cash provided by our operating activities for the first quarter of 2013 was $70.7 million compared to $65.3 million for the first quarter of 2012.  We held cash and cash equivalent balances of $155.1 million at May 4, 2013, $156.1 million at February 2, 2013 and $118.7 million at April 28, 2012.

•                  During the first quarter of 2013, we paid cash dividends of $9.3 million.

•                  During the first quarter of 2013, we repurchased 994,560 shares of our common stock for $33.0 million.

Store data

The following table presents information with respect to retail apparel stores in operation during each of the respective fiscal periods:

	For the Quarter Ended		For the Year Ended
	May 4, 2013	April 28, 2012	February 2, 2013

Stores open at beginning of period:	1,143	1,166	1,166
Opened	6	4	37
Closed	(8)	(8)	(60)
Stores open at end of period	1,141	1,162	1,143

Stores open at end of period:
Men’s Wearhouse	644	611	638
Men’s Wearhouse & Tux	281	336	288
Moores	120	117	120
K&G	96	98	97
	1,141	1,162	1,143

During the first quarter of 2013, we opened six Men’s Wearhouse stores and closed eight stores (one K&G store due to substandard performance and seven Men’s Wearhouse & Tux stores: two due to lease expiration and five due to substandard performance).

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

Results of Operations

For the Quarter Ended May 4, 2013 compared to the Quarter Ended April 28, 2012

The following table sets forth the Company’s results of operations expressed as a percentage of net sales for the periods indicated:

	For the Quarter Ended (1)
	May 4,	April 28,
	2013	2012
Net sales:
Retail clothing product	68.7%	71.7%
Tuxedo rental services	16.0	13.4
Alteration and other services	6.2	6.4
Total retail sales	90.9	91.5
Corporate apparel clothing product sales	9.1	8.5
Total net sales	100.0%	100.0%
Cost of sales (2):
Retail clothing product	43.8	44.9
Tuxedo rental services	14.7	14.0
Alteration and other services	74.9	73.0
Occupancy costs	12.7	12.8
Total retail cost of sales	53.5	55.1
Corporate apparel clothing product cost of sales	69.1	73.5
Total cost of sales	54.9	56.7
Gross margin (2):
Retail clothing product	56.2	55.1
Tuxedo rental services	85.3	86.0
Alteration and other services	25.1	27.0
Occupancy costs	(12.7)	(12.8)
Total retail gross margin	46.5	44.9
Corporate apparel clothing product gross margin	30.9	26.5
Total gross margin	45.1	43.3
Selling, general and administrative expenses	36.6	36.3
Operating income	8.5	7.0
Interest income	0.0	0.0
Interest expense	(0.1)	(0.1)
Earnings before income taxes	8.5	6.9
Provision for income taxes	3.1	2.4
Net earnings including non-controlling interest	5.3	4.5
Net loss attributable to non-controlling interest	0.0	0.1
Net earnings attributable to common shareholders	5.4%	4.6%

(1)             Percentage line items may not sum to totals due to the effect of rounding.

(2)             Calculated as a percentage of related sales.

The Company’s total net sales increased $30.0 million, or 5.1%, to $616.5 million for the first quarter of 2013 as compared to the first quarter of 2012.

Total retail sales increased $23.5 million, or 4.4%, to $560.2 million for the first quarter of 2013 as compared to the first quarter of 2012 due mainly to a $20.0 million increase in tuxedo rental services revenues and a $3.3 million increase in retail clothing product revenues.  These increases are attributable to the following:

(in millions)	Amount Attributed to
$5.8	1.6% increase in comparable sales at Men’s Wearhouse/Men’s Wearhouse and Tux.
(3.8)	7.0% decrease in comparable sales at Moores.
(6.6)	6.7% decrease in comparable sales at K&G.
19.1	Increase in net sales not included in comparable sales.
14.1	Increase from net sales of stores opened in 2012, relocated stores and expanded stores not yet included in comparable sales.
(5.4)	Decrease in net sales resulting from closed stores.
0.3	Other.
$23.5	Increase in total retail sales.

Comparable sales exclude the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period and include e-commerce net sales, beginning in fiscal 2013.  Because fiscal 2012 was a 53 week fiscal year, comparable sales for the 52 weeks of fiscal 2013 are calculated using the trailing (or comparable) 52 weeks of fiscal 2012.  This “calendar shift” resulted in $19.1 million of the total retail sales increase for the first quarter of 2013 being excluded from the comparable sales changes shown in the table above.  If comparable sales for the first quarter of 2013 are calculated by comparison to the 13 weeks included in the first quarter of 2012 (rather than the trailing 13 weeks), comparable sales increase by 7.1% at Men’s Wearhouse/Men’s Wearhouse and Tux and decrease by 2.8% at Moores and 5.3% at K&G.  The increase at Men’s Wearhouse/Men’s Wearhouse and Tux resulted from increased average unit retails (net selling prices) for clothing product that more than offset decreases in units sold per transaction and average transactions per store.  In addition, tuxedo rental service revenues increased due to increased rental rates as well as increased unit rentals and sales of tuxedo accessories caused mainly by the Easter holiday shift allowing for an earlier prom season.  The decrease at Moores was driven by decreased average transactions per store for clothing product and decreased units sold per transaction.  The decrease at K&G was driven by decreased average transactions per store and decreased units sold per transaction that more than offset an increase in average unit retails.

Total corporate apparel clothing product sales increased $6.5 million.  UK corporate apparel sales increased $5.6 million due mainly to a higher level of customer-directed new uniform rollouts in the first quarter of 2013 as compared to the first quarter of 2012.  U.S. corporate apparel sales increased $0.9 million, due primarily to increased catalog sales.

The Company’s gross margin was as follows:

	For the Quarter Ended
	May 4,	April 28,
	2013	2012
Gross margin (in thousands)	$277,920	$254,049

Gross margin as a percentage of related sales:
Retail gross margin:
Clothing product	56.2%	55.1%
Tuxedo rental services	85.3%	86.0%
Alteration and other services	25.1%	27.0%
Occupancy costs	(12.7)%	(12.8)%
Total retail gross margin	46.5%	44.9%

Corporate apparel clothing product gross margin	30.9%	26.5%

Total gross margin	45.1%	43.3%

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

In the retail segment, total gross margin as a percentage of related sales increased from 44.9% in the first quarter of 2012 to 46.5% in the first quarter of 2013.  On an absolute dollar basis, total retail segment gross margin increased $19.7 million or 8.2% from the same prior year quarter to $260.5 million in the first quarter of 2013.  Retail clothing product gross margin increased from 55.1% in the first quarter of 2012 to 56.2% in the first quarter of 2013 due primarily to increased average unit retails.  The tuxedo rental services gross margin decreased from 86.0% in the first quarter of 2012 to 85.3% in the first quarter of 2013 primarily due to increased royalty expenses.  Occupancy costs, which are relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, decreased slightly from 12.8% in the first quarter of 2012 to 12.7% in the first quarter of 2013 due to cost leverage from increased retail sales.  On an absolute dollar basis, occupancy costs increased $2.6 million primarily due to higher rent and depreciation expense.

In the corporate apparel segment, total gross margin as a percentage of related sales increased from 26.5% in the first quarter of 2012 to 30.9% in the first quarter of 2013 mainly as a result of a favorable sales mix and foreign currency gains recognized on our derivative financial instruments not designated as cash flow hedges associated with our UK-based operations.  On an absolute dollar basis, corporate apparel gross margin increased $4.2 million.

SG&A expenses increased to $225.4 million in the first quarter of 2013 from $213.1 million in the first quarter of 2012, an increase of $12.3 million or 5.8%.  As a percentage of total net sales, these expenses increased from 36.3% in the first quarter of 2012 to 36.6% in the first quarter of 2013.  The components of this 0.3% net increase in SG&A expenses as a percentage of total net sales and the related absolute dollar changes were as follows:

%	Attributed to
0.2

Increase in advertising expense as a percentage of total net sales from 3.3% in the first quarter of 2012 to 3.5% in the first quarter of 2013. On an absolute dollar basis, advertising expense increased $2.1 million.

(0.4)

Decrease in store salaries as a percentage of total net sales from 13.1% in the first quarter of 2012 to 12.7% in the first quarter of 2013. Store salaries on an absolute dollar basis increased $1.2 million primarily due to increased store sales support salaries and increased commissions associated with increased retail sales.

0.5

Increase in other SG&A expenses as a percentage of total net sales from 19.9% in the first quarter of 2012 to 20.4% in the first quarter of 2013. On an absolute dollar basis, other SG&A expenses increased $9.0 million primarily due to increased non-store payroll-related costs, including increased medical benefit costs.

0.3%	Total

In the retail segment, SG&A expenses as a percentage of related net sales increased from 36.8% in the first quarter of 2012 to 37.3% in the first quarter of 2013.  On an absolute dollar basis, retail segment SG&A expenses increased $11.6 million primarily due to increased advertising expense and store and non-store payroll-related costs, including increased medical benefit costs.

In the corporate apparel segment, SG&A expenses as a percentage of related net sales decreased from 31.4% in the first quarter of 2012 to 29.0% in the first quarter of 2013.  On an absolute dollar basis, corporate apparel segment SG&A expenses increased $0.7 million primarily due to foreign currency translation losses associated with our UK operations.

Our effective income tax rate was 37.0% for the first quarter of 2013 and 34.6% for the first quarter of 2012.  The effective tax rate for the first quarter of 2013 was higher than the statutory U.S. federal rate of 35% due to tax rate effects from state income taxes, offset partially by lower foreign statutory tax rates imposed on our foreign operations.  The effective tax rate for the first quarter of 2012 was lower than the statutory U.S. federal rate of 35% due to the favorable tax rate effects from net permanent book-to-tax adjustments and lower foreign statutory tax rates imposed on our foreign operations, offset partially by the effect of state income taxes.

These factors resulted in net earnings attributable to common shareholders of $33.1 million or 5.4% of net sales for the first quarter of 2013, compared with net earnings of $26.9 million or 4.6% of net sales for the first quarter of 2012.

Liquidity and Capital Resources

At May 4, 2013, February 2, 2013 and April 28, 2012, cash and cash equivalents totaled $155.1 million, $156.1 million and $118.7 million, respectively, and working capital was $532.0 million, $561.0 million and $521.7 million, respectively.  Our primary sources of working capital are cash flows from operations and borrowings under our Credit Agreement (as defined below).  The $29.0 million decrease in working capital at May 4, 2013 compared to February 2, 2013 was due mainly to purchases of treasury stock made during the first quarter of 2013.

Credit Facilities

On April 12, 2013, we entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”), with a group of banks to amend and restate our existing credit facility, which provided the Company with a revolving credit facility that was scheduled to mature on January 26, 2016.

The Credit Agreement provides for a total senior revolving credit facility of $300.0 million, with possible future increases to $450.0 million under an expansion feature, and which matures on April 12, 2018.  In addition, the Credit Agreement provides for a $100.0 million term loan, available in a single advance during the 120 day period after the closing date.  If drawn, the term loan will be repaid over five years, with 10% payable annually in quarterly installments and the remainder due at maturity.  The Credit Agreement is secured by the stock of certain of our subsidiaries.  The Credit Agreement has several borrowing and interest rate options including the following indices:  (i) adjusted LIBO rate, (ii) adjusted EURIBO rate, (iii) CDOR rate, (iv) Canadian prime rate or (v) an alternate base rate (equal to the greater of the prime rate, the federal funds rate plus 0.5% or the adjusted LIBO rate for a one month period plus 1.0%).  Advances under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin of up to 2.50%.  The Credit Agreement also provides for fees applicable to amounts available to be drawn under outstanding letters of credit which range from 1.75% to 2.50%, and a fee on unused commitments which ranges from 0.35% to 0.50%.  As of May 4, 2013, there were no borrowings outstanding under the Credit Agreement.

The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain certain financial ratios.  The restrictive provisions in the Credit Agreement reflect an overall covenant structure that is generally representative of a commercial loan made to an investment-grade company.  Our debt, however, is not rated and we have not sought, and are not seeking, a rating of our debt.  We were in compliance with the covenants in the Credit Agreement as of May 4, 2013.

We utilize letters of credit primarily to secure inventory purchases and as collateral for workers compensation claims.  At May 4, 2013, letters of credit totaling approximately $21.3 million were issued and outstanding.   Borrowings available under our Credit Agreement at May 4, 2013were $278.7 million.

Cash flow activities

Operating activities — Our primary source of operating cash flow is from sales to our customers.  Our primary uses of cash include clothing product inventory and tuxedo rental product purchases, personnel related expenses, occupancy costs, advertising costs and income tax payments.  Our operating activities provided net cash of $70.7 million in the first quarter of 2013, due mainly to net earnings, adjusted for non-cash charges, an increase in accounts payable, accrued expenses and other current liabilities and a decrease in other assets, offset by increases in inventories and tuxedo rental product.

•                  Inventories increased primarily due to our usual inventory replenishment following the holiday shopping season.

•                  Tuxedo rental product increased from purchases of new Vera Wang product offerings and replenishment product to support the continued growth of our tuxedo rental business.

•                  The decrease in other assets is primarily due to the timing and amounts of required tax payments.

•                  The increase in accounts payable, accrued expenses and other current liabilities was primarily due to the timing of vendor payments for inventory and tuxedo rental product purchases and the seasonal increase in tuxedo rental deposits.

During the first quarter of 2012, our operating activities provided net cash of $65.3 million, due mainly to net earnings, adjusted for non-cash charges, and an increase in accounts payable, accrued expenses and other current liabilities, offset by increases in accounts receivable, inventories and tuxedo rental product.

•                  The increase in accounts receivable was due mainly to the seasonal increase at quarter end for receivables from third-party credit card providers for prom and other tuxedo rentals.

•                  Inventories increased primarily due to our usual inventory replenishment following the holiday shopping season.

•                  Tuxedo rental product increased to support the continued growth of our tuxedo rental business and to replenish product offerings.

•                  The increase in accounts payable, accrued expenses and other current liabilities was primarily due to the timing of vendor payments for inventory and tuxedo rental product purchases and the seasonal increase in tuxedo rental deposits.

Investing activities — Our cash outflows from investing activities are primarily for capital expenditures.  During the first quarter of 2013 and 2012, our investing activities used net cash of $25.1 million and $30.7 million, respectively, for capital expenditures.  Our capital expenditures relate to costs incurred for stores opened, remodeled or relocated during the period or under construction at the end of the period, office and distribution facility additions, infrastructure technology investments, investments in our corporate uniform program and, in 2012, investments in other corporate assets.

Financing activities — Our cash outflows from financing activities consist primarily of cash dividend payments and repurchases of common stock, while cash inflows from financing activities consist primarily of proceeds from the issuance of common stock.  During the first quarter of 2013, our financing activities used net cash of $45.8 million due mainly to the purchase of treasury shares of $33.0 million and cash dividends paid of $9.3 million, offset by $1.4 million proceeds from the issuance of common stock.  Our financing activities used net cash of $42.0 million for the first quarter of 2012, due mainly to the repurchase of common stock of $33.9 million and cash dividends paid of $9.4 million, offset by $3.2 million proceeds from the issuance of common stock.

Share repurchase program — In March 2013, the Board of Directors (the “Board”) approved a $200.0 million share repurchase program for our common stock.  This approval amended and increased the Company’s existing $150.0 million share repurchase program authorized by the Board in January 2011 which had a remaining authorization of $45.2 million at the time of amendment.

During the first quarter of 2012, 861,484 shares at a cost of $33.6 million were repurchased at an average price per share of $39.01 under the Board’s January 2011 authorization.   During the first quarter of 2013, 989,182 shares at a cost of $32.8 million were repurchased at an average price per share of $33.21 under the Board’s March 2013 authorization.  At May 4, 2013, the remaining balance available under the Board’s March 2013 authorization was $167.2 million.

During the first quarter of 2013 and 2012, 5,378 shares and 7,041 shares, respectively, at a cost of $0.2 million and $0.3 million, respectively, were repurchased at an average price per share of $30.03 and $37.28, respectively, in private transactions to satisfy tax withholding obligations arising upon the vesting of certain restricted stock.

The following table summarizes our total common stock repurchases (in thousands, except share data and average price per share):

	For the Quarter Ended
	May 4, 2013	April 28, 2012

Shares repurchased	994,560	868,525
Total costs	$33,009	$33,866
Average price per share	$33.19	$38.99

In February 2013, 3,666 treasury shares of our common stock were reissued pursuant to a two-year service agreement with an unrelated third party.  The fair value of the common stock issued was approximately $0.1 million.

Dividends  —  Cash dividends paid were approximately $9.3 million and $9.4 million for the quarter ended May 4, 2013 and April 28, 2012, respectively.  During the quarters ended May 4, 2013 and April 28, 2012, the Company declared quarterly dividends of $0.18 per share.

Future sources and uses of cash

Our primary uses of cash are to finance working capital requirements of our operations.  In addition, we will use cash to fund capital expenditures, income taxes, dividend payments and repurchases of common stock, operating leases and various other commitments and obligations, as they arise.

Capital expenditures are anticipated to be in the range of $100.0 to $108.0 million for 2013.  This amount includes the anticipated costs of opening approximately 32 to 36 new Men’s Wearhouse stores, three new Moores stores and one new K&G store in 2013.  The balance of the capital expenditures for 2013 will be used for telecommunications, point-of-sale and other computer equipment and systems, store relocations, remodeling and expansion, distribution and office facilities and investment in other corporate assets.  The actual amount of future capital expenditures will depend in part on the number of new stores opened and the terms on which new stores are leased, as well as on industry trends consistent with our anticipated operating plans.

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

Current domestic and global economic conditions, including high unemployment levels, reduced public sector spending and constrained credit markets, could negatively affect our future operating results as well as our existing cash and cash equivalents balances.  In addition, conditions in the financial markets could limit our access to additional capital resources, if needed, and could increase associated costs.  We believe based on our current business plan, that our existing cash and cash flows from operations will be sufficient to fund our planned store openings, relocations and remodels, other capital expenditures and operating cash requirements, and that we will be able to maintain compliance with the covenants in our Credit Agreement for at least the next 12 months.  Borrowings available under our Credit Agreement were $278.7 million as of May 4, 2013.

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

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires the appropriate application of accounting policies in accordance with generally accepted accounting principles.  In many instances, this also requires management to make estimates and assumptions about future events that affect the amounts and disclosures included in our financial statements.  We base our estimates on historical experience and various assumptions that we believe are reasonable under our current business model.  However, because future events and conditions and their effects cannot be determined with certainty, actual results will differ from our estimates and such differences could be material to our financial statements.  There have been no significant changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in foreign currency exchange rates and changes in interest rates.  There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the year ended February 2, 2013.  Refer to Note 3 of Notes to Condensed Consolidated Financial Statements contained herein for disclosures regarding our Credit Agreement and Notes 10 and 11 of Notes to Condensed Consolidated Financial Statements contained herein for disclosures on our investments and derivative financial instruments.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended May 4, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

We are involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of our business.  Management does not believe that any of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A — RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Item 1A contained in Part I of our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)   The following table presents information with respect to purchases of common stock of the Company made during the quarter ended May 4, 2013 as defined by Rule 10b-18(a)(3) under the Exchange Act:

(c)
				Total	(d)
				Number of	Approximate
				Shares	Dollar Value of
				Purchased	Shares that
				as Part of	May Yet Be
	(a)		(b)	Publicly	Purchased
	Total Number		Average	Announced	Under the
	of Shares		Price Paid	Plans or	Plans or
Period	Purchased		Per Share	Programs	Programs
(In thousands)
(3)

February 3, 2013 through March 2, 2013	5,378	(1)	$30.03	—	$45,176

March 3, 2013 through April 6, 2013	704,237		$33.32	704,237	$176,536	(2)

April 7, 2013 through May 4, 2013	284,945		$32.93	284,945	$167,152

Total	994,560		$33.19	989,182	$167,152

(1)       Represents restricted shares repurchased to satisfy tax withholding obligations arising upon the vesting of certain restricted stock.

(2)       In March 2013, the Board approved a $200.0 million share repurchase program for our common stock. This approval amended and increased the Company’s existing $150.0 million share repurchase program authorized by the Board in January 2011.

(3)       Refer to Note 7 of Notes to Condensed Consolidated Financial Statements for information regarding our share repurchase program.

ITEM 6 - EXHIBITS

(a)          Exhibits.

Exhibit Number		Exhibit Index

*10.1	—	Fifth Amended and Restated Employment Agreement dated effective as of May 14, 2013, by and between The Men’s Wearhouse, Inc. and David H. Edwab (filed herewith).
*10.2	—	Employment Agreement dated effective as of April 1, 2013, by and between The Men’s Wearhouse, Inc. and Charles Bresler (filed herewith).
10.3	—

Third Amended and Restated Credit Agreement, dated as April 12, 2013, by and among The Men’s Wearhouse, Inc., Moores The Suit People Inc., MWUK Holding Company Limited, the financial institutions from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, and J.P. Morgan Europe Limited, as European Agent (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 16, 2013).

*10.4	—

Forms of Deferred Stock Unit Award Agreement and Restricted Stock Award Agreement (each for non-employee directors) under The Men’s Wearhouse, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 9, 2013).

*10.5	—

Forms of Deferred Stock Unit Award Agreement, Performance-Based Deferred Stock Unit Award Agreement, Restricted Stock Award Agreement and Nonqualified Stock Option Award Agreement (each for named executive officers) under The Men’s Wearhouse, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 9, 2013).

*10.6	—

Forms of Deferred Stock Unit Award Agreement, Performance-Based Deferred Stock Unit Award Agreement, Restricted Stock Award Agreement and Nonqualified Stock Option Award Agreement (each for executive officers) under The Men’s Wearhouse, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on April 9, 2013).

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

The following financial information from The Men’s Wearhouse, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2013, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Other Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

*  Management Compensation or Incentive Plan.

†  This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section.  Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, The Men’s Wearhouse, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 13, 2013	THE MEN’S WEARHOUSE, INC.

	By	/s/ JON W. KIMMINS
Jon W. Kimmins
Executive Vice President, Chief Financial Officer,
Treasurer and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number		Exhibit Index

*10.1	—	Fifth Amended and Restated Employment Agreement dated effective as of May 14, 2013, by and between The Men’s Wearhouse, Inc. and David H. Edwab (filed herewith).
*10.2	—	Employment Agreement dated effective as of April 1, 2013, by and between The Men’s Wearhouse, Inc. and Charles Bresler (filed herewith).
10.3	—

Third Amended and Restated Credit Agreement, dated as April 12, 2013, by and among The Men’s Wearhouse, Inc., Moores The Suit People Inc., MWUK Holding Company Limited, the financial institutions from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, and J.P. Morgan Europe Limited, as European Agent (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 16, 2013).

*10.4	—

Forms of Deferred Stock Unit Award Agreement and Restricted Stock Award Agreement (each for non-employee directors) under The Men’s Wearhouse, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 9, 2013).

*10.5	—

Forms of Deferred Stock Unit Award Agreement, Performance-Based Deferred Stock Unit Award Agreement, Restricted Stock Award Agreement and Nonqualified Stock Option Award Agreement (each for named executive officers) under The Men’s Wearhouse, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 9, 2013).

*10.6	—

Forms of Deferred Stock Unit Award Agreement, Performance-Based Deferred Stock Unit Award Agreement, Restricted Stock Award Agreement and Nonqualified Stock Option Award Agreement (each for executive officers) under The Men’s Wearhouse, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on April 9, 2013).

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

The following financial information from The Men’s Wearhouse, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2013, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Other Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

*  Management Compensation or Incentive Plan.

†  This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section.  Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.