Form 10-Q
period 2013-08-03
MENS WEARHOUSE INC
filed 2013-09-12
CIK 884217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2013

or

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

The number of shares of common stock of the Registrant, par value $.01 per share, outstanding at September 2, 2013 was 47,795,084 excluding 23,055,266 shares classified as Treasury Stock.

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

PART I.  FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GENERAL INFORMATION

The condensed consolidated financial statements herein include the accounts of The Men’s Wearhouse, Inc. and its subsidiaries and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  As applicable under such regulations, certain information and footnote disclosures have been condensed or omitted.  We believe that the presentation and disclosures herein are adequate to make the information not misleading, and the condensed consolidated financial statements reflect all elimination entries and normal recurring adjustments which are necessary for a fair statement of the results for the three and six months ended August 3, 2013 and July 28, 2012.

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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	August 3, 2013	July 28, 2012	February 2, 2013
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,488	$106,399	$156,063
Accounts receivable, net	56,083	69,622	63,010
Inventories	599,811	577,078	556,531
Other current assets	71,835	70,786	79,549

Total current assets	760,217	823,885	855,153

PROPERTY AND EQUIPMENT, net	397,129	383,015	389,118

TUXEDO RENTAL PRODUCT, net	144,171	116,586	126,825
GOODWILL	76,510	87,672	87,835
INTANGIBLE ASSETS, net	30,022	32,093	32,442
OTHER ASSETS	6,485	4,748	4,974

TOTAL ASSETS	$1,414,534	$1,447,999	$1,496,347

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$136,629	$119,433	$123,983
Accrued expenses and other current liabilities	172,446	161,850	164,344
Income taxes payable	3,554	728	5,856

Total current liabilities	312,629	282,011	294,183

DEFERRED TAXES AND OTHER LIABILITIES	86,836	98,401	92,929

Total liabilities	399,465	380,412	387,112

COMMITMENTS AND CONTINGENCIES (Note 3 and Note 13)

EQUITY:
Preferred stock	—	—	—
Common stock	708	722	725
Capital in excess of par	382,519	372,601	386,254
Retained earnings	1,162,933	1,163,324	1,190,246
Accumulated other comprehensive income	26,234	36,302	36,924
Treasury stock, at cost	(569,860)	(517,894)	(517,894)

Total equity attributable to common shareholders	1,002,534	1,055,055	1,096,255

Non-controlling interest	12,535	12,532	12,980

Total equity	1,015,069	1,067,587	1,109,235

TOTAL LIABILITIES AND EQUITY	$1,414,534	$1,447,999	$1,496,347

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net sales:
Retail clothing product	$408,683	$413,024	$832,420	$833,493
Tuxedo rental services	147,701	154,124	246,183	232,613
Alteration and other services	37,056	37,540	75,018	75,274
Total retail sales	593,440	604,688	1,153,621	1,141,380
Corporate apparel clothing product sales	53,815	57,614	110,170	107,496
Total net sales	647,255	662,302	1,263,791	1,248,876

Cost of sales:
Retail clothing product	177,578	184,038	363,061	372,644
Tuxedo rental services	22,578	21,235	37,076	32,248
Alteration and other services	28,926	28,145	57,344	55,703
Occupancy costs	72,791	69,367	144,065	138,065
Total retail cost of sales	301,873	302,785	601,546	598,660
Corporate apparel clothing product cost of sales	36,588	39,260	75,531	75,910
Total cost of sales	338,461	342,045	677,077	674,570

Gross margin:
Retail clothing product	231,105	228,986	469,359	460,849
Tuxedo rental services	125,123	132,889	209,107	200,365
Alteration and other services	8,130	9,395	17,674	19,571
Occupancy costs	(72,791)	(69,367)	(144,065)	(138,065)
Total retail gross margin	291,567	301,903	552,075	542,720
Corporate apparel clothing product gross margin	17,227	18,354	34,639	31,586
Total gross margin	308,794	320,257	586,714	574,306

Goodwill impairment charge	9,501	—	9,501	—
Selling, general and administrative expenses	232,505	228,667	457,872	441,769
Operating income	66,788	91,590	119,341	132,537

Interest income	181	143	302	271
Interest expense	(540)	(508)	(884)	(941)
Earnings before income taxes	66,429	91,225	118,759	131,867
Provision for income taxes	23,451	31,655	42,825	45,717

Net earnings including non-controlling interest	42,978	59,570	75,934	86,150
Net (earnings) loss attributable to non-controlling interest	(35)	(177)	100	127

Net earnings attributable to common shareholders	$42,943	$59,393	$76,034	$86,277

Net earnings per common share attributable to common shareholders (Note 2):
Basic	$0.86	$1.16	$1.50	$1.68
Diluted	$0.85	$1.15	$1.50	$1.67

Weighted-average common shares outstanding (Note 2):
Basic	49,843	50,711	50,225	50,822
Diluted	50,133	50,932	50,460	51,084

Cash dividends declared per common share	$0.18	$0.18	$0.36	$0.36

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012

Net earnings including non-controlling interest	$42,978	$59,570	$75,934	$86,150

Currency translation adjustments, net of tax	(7,819)	(8,761)	(11,035)	(619)

Comprehensive income including non-controlling interest	35,159	50,809	64,899	85,531

Comprehensive (income) loss attributable to non-controlling interest:
Net (earnings) loss	(35)	(177)	100	127

Currency translation adjustments, net of tax	229	416	345	—

Amounts attributable to non-controlling interest	194	239	445	127

Comprehensive income attributable to common shareholders	$35,353	$51,048	$65,344	$85,658

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended
	August 3, 2013	July 28, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings including non-controlling interest	$75,934	$86,150
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	43,450	41,775
Tuxedo rental product amortization	19,004	17,956
Loss on disposition of assets	1,001	1,434
Goodwill impairment charge	9,501	—
Asset impairment charges	46	122
Share-based compensation	9,069	8,322
Excess tax benefits from share-based plans	(1,114)	(2,039)
Deferred tax (benefit) provision	(5,301)	4,740
Deferred rent expense and other	1,923	211
Changes in operating assets and liabilities:
Accounts receivable	5,663	(13,006)
Inventories	(47,956)	(4,831)
Tuxedo rental product	(37,224)	(34,789)
Other assets	6,585	(6,816)
Accounts payable, accrued expenses and other current liabilities	23,061	8,379
Income taxes payable	(1,488)	(505)
Other liabilities	(912)	1,329

Net cash provided by operating activities	101,242	108,432

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(52,261)	(68,846)
Proceeds from sales of property and equipment	191	14

Net cash used in investing activities	(52,070)	(68,832)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	5,409	3,939
Cash dividends paid	(18,350)	(18,613)
Deferred financing costs	(1,776)	—
Tax payments related to vested deferred stock units	(3,865)	(4,421)
Excess tax benefits from share-based plans	1,114	2,039
Repurchases of common stock	(152,129)	(41,296)

Net cash used in financing activities	(169,597)	(58,352)

Effect of exchange rate changes	(3,150)	(155)

DECREASE IN CASH AND CASH EQUIVALENTS	(123,575)	(18,907)
Balance at beginning of period	156,063	125,306

Balance at end of period	$32,488	$106,399

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

	For the Three Months Ended		For the Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012

Numerator
Total net earnings attributable to common shareholders	$42,943	$59,393	$76,034	$86,277
Net earnings allocated to participating securities (restricted stock and deferred stock units)	(139)	(624)	(474)	(1,101)
Net earnings attributable to common shareholders	$42,804	$58,769	$75,560	$85,176
Denominator
Basic weighted-average common shares outstanding	49,843	50,711	50,225	50,822
Effect of dilutive securities:
Stock options and equity-based compensation	290	221	235	262
Diluted weighted-average common shares outstanding	50,133	50,932	50,460	51,084
Net earnings per common share attributable to common shareholders:
Basic	$0.86	$1.16	$1.50	$1.68
Diluted	$0.85	$1.15	$1.50	$1.67

For the three and six months ended August 3, 2013, 0.2 million and 0.3 million anti-dilutive shares of common stock were excluded from the calculation of diluted earnings per common share, respectively.  For the three and six months ended July 28, 2012, 0.4 million and 0.3 million anti-dilutive shares of common stock were excluded from the calculation of diluted earnings per common share, respectively.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.  Debt

On April 12, 2013, we entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”), with a group of banks to amend and restate our existing credit facility, which provided us with a revolving credit facility that was scheduled to mature on January 26, 2016.

The Credit Agreement provides for a total senior revolving credit facility of $300.0 million, with possible future increases to $450.0 million under an expansion feature, which matures on April 12, 2018.  In addition, the Credit Agreement provides for a $100.0 million term loan, available in a single advance during the 120 day period after the closing date.  On August 6, 2013, we borrowed $100.0 million under the term loan provision of our Credit Agreement which will be repaid over five years, with 10% payable annually in quarterly installments and the remainder due at maturity (see Note 14).  The Credit Agreement is secured by the stock of certain of our subsidiaries.  The Credit Agreement has several borrowing and interest rate options including the following indices:  (i) adjusted LIBO rate, (ii) adjusted EURIBO rate, (iii) CDOR rate, (iv) Canadian prime rate or (v) an alternate base rate (equal to the greater of the prime rate, the federal funds rate plus 0.5% or the adjusted LIBO rate for a one month period plus 1.0%).  Advances under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin of up to 2.50%.  The Credit Agreement also provides for fees applicable to amounts available to be drawn under outstanding letters of credit which range from 1.75% to 2.50%, and a fee on unused commitments which ranges from 0.35% to 0.50%.  As of August 3, 2013, there were no borrowings outstanding under the Credit Agreement.

The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain certain financial ratios.  The restrictive provisions in the Credit Agreement reflect an overall covenant structure that is generally representative of a commercial loan made to an investment-grade company.  Our debt, however, is not rated and we have not sought, and are not seeking, a rating of our debt.  We were in compliance with the covenants in the Credit Agreement as of August 3, 2013.

We utilize letters of credit primarily to secure inventory purchases and as collateral for workers compensation claims.  At August 3, 2013, letters of credit totaling approximately $21.5 million were issued and outstanding.   Borrowings available under our Credit Agreement at August 3, 2013 were $278.5 million.

4.  Supplemental Cash Flows

Supplemental disclosure of cash flow information is as follows (in thousands):

	For the Six Months Ended
	August 3, 2013	July 28, 2012
Cash paid for:
Interest	$301	$734
Income taxes, net	$43,209	$43,429

Schedule of noncash investing and financing activities:
Additional capital in excess of par resulting from tax benefit related to share-based plans	$607	$2,004
Cash dividends declared	$9,279	$9,214

We had unpaid capital expenditure purchases included in accounts payable, accrued expenses and other current liabilities of approximately $14.5 million and $7.9 million at August 3, 2013 and July 28, 2012, respectively.  Capital expenditure purchases are recorded as cash outflows from investing activities in the condensed consolidated statement of cash flows in the period they are paid.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.  Other Current Assets, Accrued Expenses and Other Current Liabilities and Deferred Taxes and Other Liabilities

Other current assets consist of the following (in thousands):

	August 3, 2013	July 28, 2012	February 2, 2013

Prepaid expenses	$35,731	$35,533	$35,403
Current deferred tax asset	25,463	22,311	26,607
Tax receivable	1,437	3,363	8,040
Other	9,204	9,579	9,499

Total other current assets	$71,835	$70,786	$79,549

Accrued expenses and other current liabilities consist of the following (in thousands):

	August 3, 2013	July 28, 2012	February 2, 2013
Accrued salary, bonus, sabbatical, vacation and other benefits	$44,188	$40,702	$55,555
Customer deposits, prepayments and refunds payable	37,363	38,392	20,276
Accrued workers compensation and medical costs	21,742	17,884	19,146
Sales, value added, payroll, property and other taxes payable	19,929	23,497	23,801
Unredeemed gift certificates	13,387	12,833	15,535
Cash dividends declared	9,279	9,214	9,260
Loyalty program reward certificates	7,085	7,045	6,930
Accrued royalties	7,041	3,294	1,890
Other	12,432	8,989	11,951

Total accrued expenses and other current liabilities	$172,446	$161,850	$164,344

Deferred taxes and other liabilities consist of the following (in thousands):

	August 3, 2013	July 28, 2012	February 2, 2013
Deferred rent and landlord incentives	$53,615	$50,805	$52,814
Non-current deferred and other income tax liabilities	32,159	34,011	38,810
Other	1,062	13,585	1,305

Total deferred taxes and other liabilities	$86,836	$98,401	$92,929

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.  Equity and Non-Controlling Interest

A reconciliation of the total carrying amount of our equity accounts for the six months ended August 3, 2013 is as follows (in thousands):

	Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock, at Cost	Total Equity Attributable to Common Shareholders	Non- Controlling Interest	Total Equity
BALANCES — February 2, 2013	$725	$386,254	$1,190,246	$36,924	$(517,894)	$1,096,255	$12,980	$1,109,235
Net earnings (loss)	—	—	76,034	—	—	76,034	(100)	75,934
Other comprehensive loss	—	—	—	(10,690)	—	(10,690)	(345)	(11,035)
Cash dividends	—	—	(18,369)	—	—	(18,369)	—	(18,369)
Share-based compensation	—	9,069	—	—	—	9,069	—	9,069
Common stock issued under share-based award plans and to stock discount plan	5	5,404	—	—	—	5,409	—	5,409
Tax payments related to vested deferred stock units	—	(3,865)	—	—	—	(3,865)	—	(3,865)
Tax benefit related to share-based plans	—	607	—	—	—	607	—	607
Treasury stock reissued	—	50	—	—	163	213	—	213
Repurchases of common stock	(22)	(15,000)	(84,978)	—	(52,129)	(152,129)	—	(152,129)
BALANCES — August 3, 2013	$708	$382,519	$1,162,933	$26,234	$(569,860)	$1,002,534	$12,535	$1,015,069

A reconciliation of the total carrying amount of our equity accounts for the six months ended July 28, 2012 is as follows (in thousands):

	Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock, at Cost	Total Equity Attributable to Common Shareholders	Non- Controlling Interest	Total Equity
BALANCES — January 28, 2012	$718	$362,735	$1,095,535	$36,921	$(476,749)	$1,019,160	$12,659	$1,031,819
Net earnings (loss)	—	—	86,277	—	—	86,277	(127)	86,150
Other comprehensive income	—	—	—	(619)	—	(619)	—	(619)
Cash dividends	—	—	(18,488)	—	—	(18,488)	—	(18,488)
Share-based compensation	—	8,322	—	—	—	8,322	—	8,322
Common stock issued under share-based award plans and to stock discount plan	4	3,935	—	—	—	3,939	—	3,939
Tax payments related to vested deferred stock units	—	(4,421)	—	—	—	(4,421)	—	(4,421)
Tax benefit related to share-based plans	—	2,004	—	—	—	2,004	—	2,004
Treasury stock reissued	—	26	—	—	151	177	—	177
Repurchases of common stock	—	—	—	—	(41,296)	(41,296)	—	(41,296)
BALANCES — July 28, 2012	$722	$372,601	$1,163,324	$36,302	$(517,894)	$1,055,055	$12,532	$1,067,587

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.  Share Repurchases and Reissuances

In March 2013, the Board of Directors (the “Board”) approved a $200.0 million share repurchase program for our common stock.  This approval amended and replaced our existing $150.0 million share repurchase program authorized by the Board in January 2011, which had a remaining authorization of $45.2 million at the time of amendment.

In July 2013, we entered into an accelerated share repurchase agreement (“ASR Agreement”) with J.P. Morgan Securities LLC (“JP Morgan”), as agent for JPMorgan Chase Bank, National Association, London Branch, to purchase $100.0 million of our common stock.  We paid $100.0 million to JPMorgan and received an initial delivery of 2,197,518 shares (which is approximately 85% of the number of shares expected to be repurchased in connection with this transaction), and reduced our shares outstanding as of August 3, 2013.  The value of the initial shares received on the date of purchase was approximately $85.0 million, reflecting a $38.68 price per share which was recorded as a retirement of the shares for purposes of calculating earnings per share.  In accordance with authoritative guidance, we recorded the remaining $15.0 million as a forward contract indexed to our common stock within capital in excess of par.  The specific final number of shares to be repurchased by JPMorgan will generally be based on the volume-weighted average share price of our common stock during the calculation period of the ASR Agreement which is expected to be completed no later than the fourth quarter of 2013.  In the unlikely event we are required to deliver value to JPMorgan at the end of the purchase period, we, at our option, may elect to settle in shares or cash.

In addition to the ASR Agreement, during the first six months of fiscal 2013, 1,489,318 shares at a cost of $52.0 million were repurchased in open market transactions at an average price per share of $34.89 under the Board’s March 2013 authorization.  At August 3, 2013, the remaining balance available under the Board’s March 2013 authorization was $48.0 million, which has been reduced by the entire $100.0 million payment under the ASR Agreement.

During the first six months of fiscal 2012, 1,121,484 shares at a cost of $41.0 million were repurchased at an average price per share of $36.59 under the January 2011 authorization.

During the six months ended August 3, 2013 and July 28, 2012, 5,378 shares and 7,041 shares, respectively, at a cost of $0.2 million and $0.3 million, respectively, were repurchased at an average price per share of $30.03 and $37.28, respectively, in private transactions to satisfy tax withholding obligations arising upon the vesting of certain restricted stock.

The following table summarizes our total common stock repurchases (in thousands, except share data and average price per share):

	For the Six Months Ended
	August 3, 2013	July 28, 2012

Shares repurchased	3,692,214	1,128,525
Total costs	$152,129	$41,296
Average price per share	$37.14	$36.59

Shares purchased pursuant to the ASR Agreement are presented in the above table in the periods in which they are received.  The total costs includes the entire $100.0 million payment, however, the average price per share calculation excludes the $15.0 million recorded as a forward contract.

As of August 3, 2013 and July 28, 2012, 6,735 treasury shares and 6,295 treasury shares, respectively, of our common stock were reissued pursuant to a two-year services agreement with an unrelated third party.  The fair value of the common stock issued during the six months ended August 3, 2013 and July 28, 2012 was approximately $0.2 million, respectively.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.  Share-Based Compensation Plans

For a discussion of our share-based compensation plans refer to Note 9 in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

We account for share-based awards in accordance with the authoritative guidance regarding share-based payments, which requires the compensation cost resulting from all share-based payment transactions be recognized in the financial statements. The amount of compensation cost is measured based on the grant-date fair value of the instrument issued and is recognized over the vesting period.  Share-based compensation expense recognized for the three and six months ended August 3, 2013 was $4.6 million and $9.1 million, respectively.  Share-based compensation expense recognized for the three and six months ended July 28, 2012 was $4.2 million and $8.3 million, respectively.

Non-Vested Deferred Stock Units and Restricted Stock Shares

The following table summarizes the activity of time-based and performance-based deferred stock units for the six months ended August 3, 2013:

	Shares		Weighted-Average Grant-Date Fair Value
	Time- Based	Performance- Based	Time- Based	Performance- Based
Non-Vested at February 2, 2013	471,369	—	$36.22	$—
Granted	449,595	97,668	33.09	33.09
Vested (1)	(325,763)	—	38.19	—
Forfeited	(22,778)	(15,110)	32.39	33.09
Non-Vested at August 3, 2013	572,423	82,558	$32.80	$33.09

(1) Includes 110,740 shares relinquished for tax payments related to vested deferred stock units for the six months ended August 3, 2013.

On April 3, 2013, our Board approved a change in the form of award agreements to be issued for grants of deferred stock units (“DSUs”) to participants under our 2004 Long-Term Incentive Plan.  As revised, the award agreements provide that dividend equivalents, if any, will be accrued during the vesting period for such DSU awards and paid out only upon vesting of the underlying DSUs.  As such, grants of DSU awards on or after April 3, 2013 earn dividends throughout the vesting period which are subject to the same vesting terms as the underlying share award.  Grants of DSUs generally vest over a period of from one to three years.  DSU awards granted prior to April 3, 2013 are entitled to receive non-forfeitable dividend equivalents, if any, when and if paid to shareholders of record at the payment date.  Included in the non-vested time-based awards as of August 3, 2013 are 142,762 deferred stock units granted prior to April 3, 2013.

The performance-based DSUs represent a contingent right to receive one share of common stock and generally vest in one-third tranches over a three year period, subject to our achievement of a performance target during an applicable performance period.  Any unvested performance-based DSUs at the end of the performance period are rolled over and become eligible to vest in subsequent performance periods.  Any performance-based DSUs that are unvested at the end of all vesting periods will lapse and be forfeited as of such time.  The performance-based DSUs earn dividends throughout the vesting period and are subject to the same vesting terms as the underlying performance-based awards.

The following table summarizes the activity of restricted stock for the six months ended August 3, 2013:

	Shares	Weighted- Average Grant-Date Fair Value
Non-Vested at February 2, 2013	99,847	$28.55
Granted	11,971	37.59
Vested	(32,695)	29.44
Forfeited	—	—
Non-Vested at August 3, 2013	79,123	$29.54

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted stock awards receive non-forfeitable dividends, if any, when and if paid to shareholders of record at the payment date.

As of August 3, 2013, we have unrecognized compensation expense related to non-vested deferred stock units and shares of restricted stock of approximately $18.0 million, which is expected to be recognized over a weighted-average period of 1.4 years.

Stock Options

The following table summarizes the activity of stock options for the six months ended August 3, 2013:

	Shares	Weighted- Average Exercise Price
Outstanding at February 2, 2013	1,024,768	$25.54
Granted	19,080	33.09
Exercised	(210,977)	18.78
Forfeited	(25,012)	19.58
Expired	(5)	7.97
Outstanding at August 3, 2013	807,854	$27.67
Exercisable at August 3, 2013	496,348	$26.80

The weighted-average grant date fair value of the 19,080 stock options granted during the six months ended August 3, 2013 was $13.10 per share. The following table summarizes the weighted-average assumptions used to fair value stock options at the date of grant using the Black-Scholes option pricing model for the six months ended August 3, 2013.

For the Six Months Ended
August 3, 2013

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

As of August 3, 2013, we have unrecognized compensation expense related to non-vested stock options of approximately $3.1 million which is expected to be recognized over a weighted-average period of 2.1 years.

Employee Stock Discount Plan

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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the six months ended August 3, 2013, employees purchased 53,245 shares under the ESDP, which had a weighted-average share price of $27.19 per share.  As of August 3, 2013, 795,203 shares were reserved for future issuance under the ESDP.

9.  Goodwill and Other Intangible Assets

Goodwill

Goodwill allocated to our reportable segments and changes in the net carrying amount of goodwill for the six months ended August 3, 2013 are as follows (in thousands):

	Retail	Corporate Apparel	Total
Balance at February 2, 2013	$59,995	$27,840	$87,835
Impairment charge	(9,501)	—	(9,501)
Translation adjustment	(1,118)	(706)	(1,824)
Balance at August 3, 2013	$49,376	$27,134	$76,510

Goodwill is evaluated for impairment annually as of our fiscal year end.  A more frequent evaluation is performed if events or circumstances indicate that impairment could have occurred.  During the second quarter of fiscal 2013, based on estimates provided to us by market participants during our review of strategic alternatives for the K&G brand, we concluded that the carrying value of the K&G brand exceeded its fair value.  Based on further analysis, it was determined that the entire carrying value of K&G’s goodwill was impaired resulting in a non-cash goodwill impairment charge of $9.5 million.

Intangible Assets

The gross carrying amount and accumulated amortization of our identifiable intangible assets are as follows (in thousands):

	August 3, 2013	July 28, 2012	February 2, 2013

Amortizable intangible assets:
Carrying amount:
Trademarks, tradenames, and other intangibles	$14,423	$12,432	$14,502
Customer relationships	31,244	32,138	32,098
Total carrying amount	45,667	44,570	46,600
Accumulated amortization:
Trademarks, tradenames, and other intangibles	(8,981)	(8,379)	(8,663)
Customer relationships	(7,886)	(5,356)	(6,751)
Total accumulated amortization	(16,867)	(13,735)	(15,414)
Total amortizable intangible assets, net	28,800	30,835	31,186
Infinite-lived intangible assets:
Trademarks	1,222	1,258	1,256
Total intangible assets, net	$30,022	$32,093	$32,442

The pretax amortization expense associated with intangible assets subject to amortization totaled approximately $0.8 million for the three months ended August 3, 2013 and July 28, 2012, respectively.  The pretax amortization expense associated with intangible assets subject to amortization totaled approximately $1.6 million for the six months ended August 3, 2013 and July 28, 2012, respectively, and approximately $3.3 million for the year ended February 2, 2013.  Pretax amortization associated with intangible assets subject to amortization at August 3, 2013 is estimated to be $1.6 million for the remainder of fiscal year 2013, $3.2 million for each of the fiscal years 2014, 2015 and 2016 and $3.1 million for fiscal year 2017.

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

There were no transfers into or out of Level 1 and Level 2 during the six months ended August 3, 2013 or July 28, 2012, respectively, or during the year ended February 2, 2013.

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

	Fair Value Measurements at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At August 3, 2013-
Assets:
Derivative financial instruments	$—	$271	$—	$271
Liabilities:
Derivative financial instruments	$—	$15	$—	$15

At February 2, 2013-
Assets:
Cash equivalents	$20,054	$—	$—	$20,054
Derivative financial instruments	$—	$215	$—	$215
Liabilities:
Derivative financial instruments	$—	$17	$—	$17

At July 28, 2012-
Assets:
Cash equivalents	$20,036	$—	$—	$20,036
Derivative financial instruments	$—	$43	$—	$43
Liabilities:
Derivative financial instruments	$—	$47	$—	$47

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

Assets and Liabilities that are Measured at Fair Value on a Non-Recurring Basis

Long-lived assets, such as property and equipment, goodwill and identifiable intangibles, are periodically evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the asset carrying amount exceeds its fair value, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset.  The fair values of long-lived assets held-for-use are based on our own judgments about the assumptions that market participants would use in pricing the asset and on observable market data, when available.  We classify these measurements as Level 3 within the fair value hierarchy.   For the three and six months ended August 3, 2013, we recorded charges for the impairment of long-lived assets of approximately $0.1 million which is included within selling, general and administrative (“SG&A”) expenses in our condensed consolidated statement of earnings.  The asset impairment charges reduced the carrying amounts of the applicable long-lived assets, primarily leasehold improvements for certain Men’s Wearhouse and Tux stores, to their fair values of zero as of August 3, 2013. For the three and six months ended July 28, 2012, we recorded charges for the impairment of long-lived assets of $0.1 million which is included within SG&A expenses in our condensed consolidated statement of earnings.  The asset impairment charges reduced the carrying amounts of the applicable long-lived assets, primarily leasehold improvements for certain Men’s Wearhouse and Tux stores, to their fair values of zero as of July 28, 2012.

During the second quarter of fiscal 2013, we recorded a goodwill impairment charge related to our K&G brand totaling $9.5 million. We estimated the fair value of the K&G brand based on estimates provided to us by market participants which we classified as Level 2 within the fair value hierarchy.

Fair Value of Financial Instruments

Our financial instruments, other than those presented in the disclosures above, consist of cash, accounts receivable, accounts payable and accrued expenses and other current liabilities.  Management estimates that, as of August 3, 2013, July 28, 2012, and February 2, 2013, the carrying value of cash, accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their fair value due to the highly liquid or short-term nature of these instruments.

11.  Derivative Financial Instruments

We are exposed to market risk associated with foreign currency exchange rate fluctuations as a result of our direct sourcing programs and our operations in foreign countries.  In connection with our direct sourcing programs, we may enter into merchandise purchase commitments that are denominated in a currency different from the functional currency of the operating entity.  Our risk management policy is to hedge a significant portion of forecasted merchandise purchases for our direct sourcing programs that bear foreign exchange risk using foreign exchange forward contracts.  We have not elected to apply hedge accounting to these transactions denominated in a foreign currency.

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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The tables below disclose the fair value of the derivative financial instruments included in the condensed consolidated balance sheets as of August 3, 2013, February 2, 2013 and July 28, 2012 (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:

At August 3, 2013- Foreign exchange forward contracts	Other current assets	$271	Accrued expenses and other current liabilities	$15

At February 2, 2013- Foreign exchange forward contracts	Other current assets	$215	Accrued expenses and other current liabilities	$17

At July 28, 2012- Foreign exchange forward contracts	Other current assets	$43	Accrued expenses and other current liabilities	$47

At August 3, 2013, we had 10 contracts to purchase Euros for an aggregate notional amount of US$0.8 million maturing in various increments at various dates through January 2014, 11 contracts to purchase United States dollars (“USD”) for an aggregate notional amount of Canadian dollars (“CAD”) $1.6 million maturing in various increments at various dates through November 2013 and 32 contracts to purchase USD for an aggregate notional amount of pounds Sterling (“GBP”) £10.1 million maturing in various increments at various dates through December 2013.  For the three and six months ended August 3, 2013, we recognized net pre-tax gains of $0.5 million and $1.2 million, respectively, in cost of sales in the condensed consolidated statement of earnings for our derivative financial instruments not designated as cash flow hedges.

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

We had no derivative financial instruments with credit-risk-related contingent features underlying the agreements as of August 3, 2013, February 2, 2013 or July 28, 2012, respectively.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.  Segment Reporting

Our operations are conducted in two reportable segments, retail and corporate apparel, based on the way we manage, evaluate and internally report our business activities.

The retail segment includes the results from our four retail merchandising brands: Men’s Wearhouse, Men’s Wearhouse and Tux, Moores Clothing for Men (“Moores”) and K&G.  These four brands are operating segments that have been aggregated into the retail reportable segment based on their similar economic characteristics, products, production processes, target customers and distribution methods.  MW Cleaners is also aggregated in the retail segment as these operations have not had a significant effect on our revenues or expenses.  Specialty apparel merchandise offered by our four retail merchandising concepts include suits, suit separates, sport coats, slacks, sportswear, outerwear, dress shirts, shoes and accessories for men.  Ladies’ career apparel, sportswear and accessories, including shoes, and children’s apparel is offered at most of our K&G stores and tuxedo rentals are offered at our Men’s Wearhouse, Men’s Wearhouse and Tux and Moores retail stores.

The corporate apparel segment includes the results from our corporate apparel and uniform operations conducted by Twin Hill in the United States (“U.S.”) and Dimensions, Alexandra and Yaffy in the United Kingdom (“UK”).  The two corporate apparel and uniform concepts are operating segments that have been aggregated into the reportable corporate apparel segment based on their similar economic characteristics, products, production processes, target customers and distribution methods.  The corporate apparel segment provides corporate clothing uniforms and workwear to workforces.

Operating income is the primary measure of profit we use to make decisions on allocating resources to our operating segments and to assess the operating performance of each operating segment.  It is defined as income before interest expense, interest income, income taxes and non-controlling interest.  Corporate expenses and assets are allocated to the retail segment.

Net sales by brand and reportable segment are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
Net sales:	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
MW (1)	$426,597	$429,513	$828,432	$800,981
Moores	74,544	78,361	128,315	133,839
K&G	84,860	89,995	182,200	193,087
MW Cleaners	7,439	6,819	14,674	13,473
Total retail segment	593,440	604,688	1,153,621	1,141,380

Twin Hill	9,977	6,218	17,936	13,283
Dimensions and Alexandra (UK)	43,838	51,396	92,234	94,213
Total corporate apparel segment	53,815	57,614	110,170	107,496

Total net sales	$647,255	$662,302	$1,263,791	$1,248,876

(1)  MW includes Men’s Wearhouse and Men’s Wearhouse and Tux stores.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth supplemental products and services sales information for us (in thousands):

	For the Three Months Ended		For the Six Months Ended
Net sales:	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012

Men’s tailored clothing product	$226,479	$227,664	$461,323	$457,944
Men’s non-tailored clothing product	164,305	165,836	331,078	332,724
Ladies’ clothing product	17,899	19,524	40,019	42,825
Total retail clothing product	408,683	413,024	832,420	833,493

Tuxedo rental services	147,701	154,124	246,183	232,613

Alteration services	29,617	30,721	60,344	61,801
Retail dry cleaning services	7,439	6,819	14,674	13,473
Total alteration and other services	37,056	37,540	75,018	75,274

Corporate apparel clothing product	53,815	57,614	110,170	107,496

Total net sales	$647,255	$662,302	$1,263,791	$1,248,876

Operating income (loss) by reportable segment and the reconciliation to earnings before income taxes is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
Operating income (loss):	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Retail	$65,088	$89,399	$116,558	$132,766
Corporate apparel	1,700	2,191	2,783	(229)
Operating income	66,788	91,590	119,341	132,537
Interest income	181	143	302	271
Interest expense	(540)	(508)	(884)	(941)
Earnings before income taxes	$66,429	$91,225	$118,759	$131,867

13.  Legal Matters

We are involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of our business.  Management does not believe that any of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

14.  Subsequent Events

In July 2013, we signed a definitive agreement to acquire JA Holding, Inc. (“JA Holding”), the parent company of the American clothing brand, Joseph Abboud®, for approximately $97.5 million in cash consideration, subject to certain adjustments.  The transaction closed on August 6, 2013.

On August 6, 2013, we borrowed $100.0 million under the term loan provision of our Credit Agreement to fund the acquisition of JA Holding.  The rate on the term loan is based on the monthly LIBOR rate plus 1.75%.  In conjunction with the loan, we also entered into an interest rate swap for $100.0 million, in which the variable rate payments due under the term loan will be exchanged for a fixed rate of 1.27%, resulting in a combined interest rate of 3.02%.  The interest rate swap qualifies for hedge accounting treatment under authoritative guidance which will result in changes in the fair value of the swap being recorded as an adjustment to comprehensive income within equity.

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

We conduct our retail segment as a specialty apparel retailer offering suits, suit separates, sport coats, slacks, sportswear, outerwear, dress shirts, shoes and accessories for men, and tuxedo rentals.  We offer our products and services through multiple brands and channels including The Men’s Wearhouse, Men’s Wearhouse and Tux, Moores Clothing for Men (“Moores”), K&G and the Internet at www.menswearhouse.com and www.kgstores.com.  Our stores are located throughout the United States (“U.S.”) and Canada and carry a wide selection of exclusive and non-exclusive merchandise brands.  In addition, we offer our customers a variety of services, including alterations and our loyalty program.  Most of our K&G stores offer ladies’ career apparel, sportswear, accessories and shoes and children’s apparel.  MW Cleaners is also aggregated in the retail segment, as these operations have not had a significant effect on our revenues or expenses.  MW Cleaners conducts retail dry cleaning, laundry and heirlooming operations in the Houston, Texas area.

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

In March 2013, we announced that we engaged Jefferies & Co. to assist us in evaluating strategic alternatives for our K&G operations.  We believe our core strengths lie primarily in our service culture and specialty men’s apparel retailing, and that we will be better able to focus our efforts on these core operations by taking this action.  During the second quarter of fiscal 2013, based on estimates provided to us by market participants during our review of strategic alternatives for the K&G brand, we concluded that the carrying value of the K&G brand exceeded its fair value.  Based on further analysis, it was determined that the entire carrying value of K&G’s goodwill was impaired resulting in a non-cash goodwill impairment charge of $9.5 million.

In July 2013, we signed a definitive agreement to acquire JA Holding, Inc. (“JA Holding”), the parent company of the American clothing brand, Joseph Abboud®, for approximately $97.5 million in cash consideration, subject to certain adjustments.  The transaction closed on August 6, 2013.  We believe this transaction will accelerate our strategy of offering exclusive brands with broad appeal at attractive prices and will enhance shareholder value.

Overview

Highlights of our performance for the quarter ended August 3, 2013 compared to the quarter ended July 28, 2012 are presented below, followed by a more comprehensive discussion under “Results of Operations”:

•                  Revenues for the second quarter of 2013 decreased by $15.0 million or 2.3%, to $647.3 million compared to revenues of $662.3 million in the second quarter of 2012.

•                  Gross margin for the second quarter of 2013 decreased by $11.5 million or 3.6%, to $308.8 million compared to $320.3 million in the second quarter of 2012.  Gross margin as a percentage of total net sales for the second quarter of 2013 was 47.7% compared to 48.4% for the second quarter of 2012.

•                  During the second quarter of fiscal 2013, we recorded a non-cash goodwill impairment charge of $9.5 million.

•                  Selling, general and administrative (“SG&A”) expenses for the second quarter of 2013 increased 1.7%, to $232.5 million compared to SG&A expenses of $228.7 million in the second quarter of 2012 and increased 1.4% as a percentage of total net sales as compared to the second quarter of 2012.

•                  Net earnings attributable to common shareholders for the second quarter of 2013 decreased by $16.5 million or 27.7%, to $42.9 million compared to $59.4 million for the second quarter of 2012.

•                  Diluted earnings per common share attributable to common shareholders decreased 26.1% to $0.85 per share for the second quarter of 2013 compared to $1.15 per share for the second quarter of fiscal 2012.

Highlights of our performance for the six months ended August 3, 2013 compared to the six months ended July 28, 2012 are presented below, followed by a more comprehensive discussion under “Results of Operations”:

•                  Revenues for the first six months of 2013 increased by $14.9 million or 1.2%, to $1,263.8 million compared to revenues of $1,248.9 million in the first six months of 2013.

•                  Gross margin for the first six months of 2013 increased by $12.4 million or 2.2%, to $586.7 million compared to $574.3 million in the first six months of 2012.  Gross margin as a percentage of total net sales for the first six months of 2013 was 46.4% compared to 46.0% for the first six months of 2012.

•                  During the first six months of fiscal 2013, we recorded a non-cash goodwill impairment charge of $9.5 million.

•                  SG&A expenses for the first six months of 2013 increased 3.7%, to $457.9 million compared to SG&A expenses of $441.8 million in the first six months of 2012 and increased 0.8% as a percentage of total net sales as compared to the first six months of 2012.

•                  Net earnings attributable to common shareholders for the first six months of 2013 decreased by $10.2 million or 11.9%, to $76.0 million compared to $86.3 million for the first six months of 2012.

•                  Diluted earnings per common share attributable to common shareholders decreased 10.2% to $1.50 per share for the first six months of 2013 compared to $1.67 per share for the first six months of fiscal 2012.

•                  Net cash provided by our operating activities for the first six months of 2013 was $101.2 million compared to $108.4 million for the first six months of 2012.  We held cash and cash equivalent balances of $32.5 million at August 3, 2013, $156.1 million at February 2, 2013 and $106.4 million at July 28, 2012.

•                  During the first six months of 2013, we paid cash dividends of $18.4 million.

•                  During the first six months of 2013, we repurchased 3,692,214 shares of our common stock for $152.1 million.  These totals do not include additional shares that will be retired upon the completion of our accelerated share repurchase agreement (“ASR Agreement”).

Store data

The following table presents information with respect to retail apparel stores in operation during each of the respective fiscal periods:

	For the Three Months Ended		For the Six Months Ended		For the Year Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012	February 2, 2013

Stores open at beginning of period:	1,141	1,162	1,143	1,166	1,166
Opened	9	4	15	8	37
Closed	(13)	(13)	(21)	(21)	(60)
Stores open at end of period	1,137	1,153	1,137	1,153	1,143

Stores open at end of period:
Men’s Wearhouse	652	613	652	613	638
Men’s Wearhouse and Tux	269	325	269	325	288
Moores	120	117	120	117	120
K&G	96	98	96	98	97
	1,137	1,153	1,137	1,153	1,143

During the first six months of 2013, we opened 15 stores (14 Men’s Wearhouse stores and one K&G store) and closed 21 stores (two K&G stores due to substandard performance and 19 Men’s Wearhouse and Tux stores: nine due to lease expiration and 10 due to substandard performance).

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

Results of Operations

For the Three Months Ended August 3, 2013 compared to the Three Months Ended July 28, 2012

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	For the Three Months Ended (1)
	August 3,	July 28,
	2013	2012
Net sales:
Retail clothing product	63.1%	62.4%
Tuxedo rental services	22.8	23.3
Alteration and other services	5.7	5.7
Total retail sales	91.7	91.3
Corporate apparel clothing product sales	8.3	8.7
Total net sales	100.0%	100.0%
Cost of sales (2):
Retail clothing product	43.5	44.6
Tuxedo rental services	15.3	13.8
Alteration and other services	78.1	75.0
Occupancy costs	12.3	11.5
Total retail cost of sales	50.9	50.1
Corporate apparel clothing product cost of sales	68.0	68.1
Total cost of sales	52.3	51.6
Gross margin (2):
Retail clothing product	56.5	55.4
Tuxedo rental services	84.7	86.2
Alteration and other services	21.9	25.0
Occupancy costs	(12.3)	(11.5)
Total retail gross margin	49.1	49.9
Corporate apparel clothing product gross margin	32.0	31.9
Total gross margin	47.7	48.4
Goodwill impairment charge	1.5	0.0
Selling, general and administrative expenses	35.9	34.5
Operating income	10.3	13.8
Interest income	0.0	0.0
Interest expense	(0.1)	(0.1)
Earnings before income taxes	10.3	13.8
Provision for income taxes	3.6	4.8
Net earnings including non-controlling interest	6.6	9.0
Net earnings attributable to non-controlling interest	0.0	0.0
Net earnings attributable to common shareholders	6.6%	9.0%

(1)       Percentage line items may not sum to totals due to the effect of rounding.

(2)       Calculated as a percentage of related sales.

Total net sales decreased $15.0 million or 2.3%, to $647.3 million for the second quarter of 2013 as compared to the second quarter of 2012.

Total retail sales decreased $11.2 million or 1.9%, to $593.4 million for the second quarter of 2013 as compared to the second quarter of 2012 due mainly to a $6.4 million decrease in tuxedo rental services revenues and a $4.3 million decrease in retail clothing product revenues.  These decreases are attributable to the following:

(in millions)	Amount Attributed to
$2.7	0.7% increase in comparable sales at Men’s Wearhouse/Men’s Wearhouse and Tux.
(3.6)	4.9% decrease in comparable sales at Moores.
(2.5)	3.0% decrease in comparable sales at K&G.
(13.1)	Decrease in net sales not included in comparable sales.
10.5	Increase from net sales of stores opened in 2012, relocated stores and expanded stores not yet included in comparable sales.
3.8	Increase in net sales from 15 new stores opened in 2013.
(7.5)	Decrease in net sales resulting from closed stores.
(1.5)	Other.
$(11.2)	Decrease in total retail sales.

Comparable sales exclude the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period and include e-commerce net sales, beginning in fiscal 2013.  The increase at Men’s Wearhouse/Men’s Wearhouse and Tux resulted from increased average unit retails (net selling prices) for clothing that more than offset decreased average transactions per store and decreased units sold per transaction.  In addition, tuxedo rental service revenues decreased due to decreased unit rentals and decreased tuxedo fees caused mainly by the Easter holiday shift allowing for an earlier prom season that shifted tuxedo revenue from the second quarter to the first quarter of fiscal 2013 that more than offset an increase in the average per unit rental price.  The decrease at Moores was driven by decreased average transactions per store for clothing product and decreased units sold per transaction that more than offset increased average unit retails.  The decrease at K&G was driven by decreased average transactions per store and decreased average unit retails that more than offset increased units sold per transaction.  Because fiscal 2012 was a 53 week fiscal year, comparable sales for the 52 weeks of fiscal 2013 are calculated using the trailing (or comparable) 52 weeks of fiscal 2012.  This “calendar shift” resulted in $13.1 million of the total retail sales decrease for the second quarter of 2013 being excluded from the comparable sales changes shown in the table above.  If comparable sales for the second quarter of 2013 are calculated by comparison to the 13 weeks included in the second quarter of 2012 (rather than the trailing 13 weeks), comparable sales would have decreased 2.1% at Men’s Wearhouse/Men’s Wearhouse and Tux, 5.5% at Moores and 5.1% at K&G.

Total corporate apparel clothing product sales decreased $3.8 million for the second quarter of 2013 as compared to the second quarter of 2012.  UK corporate apparel sales decreased $7.6 million due mainly to a lower level of customer-directed new uniform rollouts this year compared to last year.  U.S. corporate apparel sales increased $3.8 million, due primarily to increased sales from new customer rollouts.

Our gross margin was as follows:

	For the Three Months Ended
	August 3,	July 28,
	2013	2012
Gross margin (in thousands)	$308,794	$320,257

Gross margin as a percentage of related sales:
Retail gross margin:
Clothing product	56.5%	55.4%
Tuxedo rental services	84.7%	86.2%
Alteration and other services	21.9%	25.0%
Occupancy costs .	(12.3)%	(11.5)%
Total retail gross margin	49.1%	49.9%

Corporate apparel clothing product gross margin	32.0%	31.9%

Total gross margin	47.7%	48.4%

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

In the retail segment, total gross margin as a percentage of related sales decreased from 49.9% in the second quarter of 2012 to 49.1% in the second quarter of 2013.  On an absolute dollar basis total retail segment gross margin decreased $10.3 million or 3.4% from the same prior year quarter to $291.6 million in the second quarter of 2013.  Retail clothing product margin increased from 55.4% in the second quarter of 2012 to 56.5% in the second quarter of 2013 due primarily to increased average unit retails.  On an absolute dollar basis retail clothing product margin increased $2.1 million.  Tuxedo rental services margin decreased from 86.2% in the second quarter of 2012 to 84.7% in the second quarter of 2013 due mainly to increased royalty expenses.  On an absolute dollar basis tuxedo rental services margin decreased $7.8 million.  Occupancy costs, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, increased from 11.5% in the second quarter of 2012 to 12.3% in the second quarter of 2013 primarily due to fixed cost deleveraging due to lower sales.  On an absolute dollar basis occupancy costs increased $3.4 million primarily due to higher rent and depreciation expense.

In the corporate apparel segment, total gross margin as a percentage of related sales increased slightly from 31.9% in the second quarter of 2012 to 32.0% in the second quarter of 2013 mainly as a result of changes in the sales mix.  On an absolute dollar basis, corporate apparel gross margin decreased $1.1 million as the impact of sales mix changes was more than offset by decreased sales.

During the second quarter of fiscal 2013, based on estimates provided to us by market participants during our review of strategic alternatives for the K&G brand, we concluded that the carrying value of the K&G brand exceeded its fair value.  Based on further analysis, it was determined that the entire carrying value of K&G’s goodwill was impaired resulting in a non-cash goodwill impairment charge of $9.5 million.

SG&A expenses increased to $232.5 million in the second quarter of 2013 from $228.7 million in the second quarter of 2012, an increase of $3.8 million or 1.7%.  As a percentage of total net sales, these expenses increased from 34.5% in the second quarter of 2012 to 35.9% in the second quarter of 2013.  The components of this 1.4% net increase in SG&A expenses as a percentage of total net sales and the related absolute dollar changes were as follows:

%	Attributed to
(0.1)

Decrease in advertising expense as a percentage of sales from 3.9% in the second quarter of 2012 to 3.8% in the second quarter of 2013.  On an absolute dollar basis, advertising expense decreased $1.3 million.

0.1

Increase in store salaries as a percentage of sales from 12.1% in the second quarter of 2012 to 12.2% in the second quarter of 2013.  Store salaries on an absolute dollar basis decreased $0.8 million primarily due to decreased commissions associated with decreased retail sales.

1.4

Increase in other SG&A expenses as a percentage of sales from 18.5% in the second quarter of 2012 to 19.9% in the second quarter of 2013. On an absolute dollar basis, other SG&A expenses increased $3.0 million primarily due to increased payroll-related costs and $2.9 million related primarily to the acquisition of JA Holding, Inc. and separation costs related to a former executive.

1.4%	Total

In the retail segment, SG&A expenses as a percentage of related net sales increased from 35.1% in the second quarter of 2012 to 36.6% in the second quarter of 2013.  On an absolute dollar basis, retail segment SG&A expenses increased $4.4 million primarily due to increased payroll-related costs and $2.9 million related primarily to the acquisition of JA Holding, Inc. and separation costs related to a former executive.  These increases were offset partially by decreased advertising expense.

In the corporate apparel segment, SG&A expenses as a percentage of related net sales increased from 28.1% in the second quarter of 2012 to 28.9% in the second quarter of 2013.  On an absolute dollar basis, corporate apparel segment SG&A expenses decreased $0.6 million primarily due to reduced UK operating expenses.

Corporate apparel segment operating income of $1.7 million for the second quarter of 2013 includes $1.1 million of operating income in the UK and $0.6 million of operating income in the U.S.

Our effective income tax rate was 35.3% for the second quarter of fiscal 2013 and 34.7% for the second quarter of fiscal 2012.  The effective tax rate for the second quarter of fiscal 2013 was higher than the statutory U.S. federal rate of 35% due to tax rate effects from state income taxes, offset partially by lower foreign statutory tax rates imposed on our foreign operations.  The effective tax rate for the second quarter of fiscal 2012 was lower than the statutory U.S. federal rate of 35% due to the favorable tax rate effects from net permanent book-to-tax adjustments, lower foreign statutory tax rates imposed on our foreign operations and benefits from the conclusion of various income tax audits, offset partially by the effect of state income taxes.

These factors resulted in net earnings attributable to common shareholders of $42.9 million or 6.6% of net sales for the second quarter of 2013, compared with net earnings of $59.4 million or 9.0% of net sales for the second quarter of 2012.

For the Six Months Ended August 3, 2013 compared to the Six Months Ended July 28, 2012

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	For the Six Months Ended (1)
	August 3,	July 28,
	2013	2012
Net sales:
Retail clothing product	65.9%	66.7%
Tuxedo rental services	19.5	18.6
Alteration and other services	5.9	6.0
Total retail sales	91.3	91.4
Corporate apparel clothing product sales	8.7	8.6
Total net sales	100.0%	100.0%
Cost of sales (2):
Retail clothing product	43.6	44.7
Tuxedo rental services	15.1	13.9
Alteration and other services	76.4	74.0
Occupancy costs	12.5	12.1
Total retail cost of sales	52.1	52.5
Corporate apparel clothing product cost of sales	68.6	70.6
Total cost of sales	53.6	54.0
Gross margin (2):
Retail clothing product	56.4	55.3
Tuxedo rental services	84.9	86.1
Alteration and other services	23.6	26.0
Occupancy costs	(12.5)	(12.1)
Total retail gross margin	47.9	47.5
Corporate apparel clothing product gross margin	31.4	29.4
Total gross margin	46.4	46.0
Goodwill impairment charge	0.8	0.0
Selling, general and administrative expenses	36.2	35.4
Operating income	9.4	10.6
Interest income	0.0	0.0
Interest expense	(0.1)	(0.1)
Earnings before income taxes	9.4	10.6
Provision for income taxes	3.4	3.7
Net earnings including non-controlling interest	6.0	6.9
Net loss attributable to non-controlling interest	0.0	0.0
Net earnings attributable to common shareholders	6.0%	6.9%

(1)       Percentage line items may not sum to totals due to the effect of rounding.

(2)       Calculated as a percentage of related sales.

Total net sales increased $14.9 million or 1.2%, to $1,263.8 million for the first six months of 2013 as compared to the first six months of 2012.

Total retail sales increased $12.2 million or 1.1%, to $1,153.6 million due mainly to a $13.6 million increase in tuxedo rental services revenues slightly offset by a $1.1 million decrease in retail clothing product revenues.  The net increase is attributable to the following:

(in millions)	Amount Attributed to
$8.5	1.2% increase in comparable sales at Men’s Wearhouse/Men’s Wearhouse and Tux.
(7.3)	5.8% decrease in comparable sales at Moores.
(9.1)	5.0% decrease in comparable sales at K&G.
5.8	Increase in net sales not included in comparable sales.
24.7	Increase from net sales of stores opened in 2012, relocated stores and expanded stores not yet included in comparable sales.
4.8	Increase in net sales from 15 new stores opened in 2013.
(12.8)	Decrease in net sales resulting from closed stores.
(2.4)	Other.
$12.2	Increase in total retail sales.

Comparable sales increased at Men’s Wearhouse/Men’s Wearhouse and Tux resulting from increased average unit retails for clothing that more than offset decreased average transactions per store and decreased units sold per transaction.  In addition, tuxedo rental service revenues increased due to an increase in average per unit rental price that more than offset decreased unit rentals.  The decrease at Moores was driven by decreased units sold per transaction and decreased average transactions per store for clothing product that more than offset increased average unit retails.  The decrease at K&G was driven by decreased average transactions per store and decreased units sold per transaction that more than offset increased average unit retails.  Because fiscal 2012 was a 53 week fiscal year, comparable sales for the 52 weeks of fiscal 2013 are calculated using the trailing (or comparable) 52 weeks of fiscal 2012.  This “calendar shift” resulted in $5.8 million of the total retail sales increase for the first six months of 2013 being excluded from the comparable sales changes shown in the table above.  If comparable sales for the first six months of 2013 are calculated by comparison to the 26 weeks included in the first six months of 2012 (rather than the trailing 26 weeks), comparable sales would have increased 2.1% at Men’s Wearhouse/Men’s Wearhouse and Tux and decreased 4.4% at Moores and 5.2% at K&G.

Total corporate apparel clothing product sales increased $2.7 million, to $110.2 million.  UK corporate apparel sales decreased $2.0 million due to a weaker British pound this year compared to last year.  U.S. corporate apparel sales increased $4.7 million due primarily to increased sales from customer programs and new customer rollouts.

Our gross margin was as follows:

	For the Six Months Ended
	August 3,	July 28,
	2013	2012
Gross margin (in thousands)	$586,714	$574,306

Gross margin as a percentage of related sales:
Retail gross margin:
Clothing product	56.4%	55.3%
Tuxedo rental services	84.9%	86.1%
Alteration and other services	23.6%	26.0%
Occupancy costs .	(12.5)%	(12.1)%
Total retail gross margin	47.9%	47.5%

Corporate apparel clothing product gross margin	31.4%	29.4%

Total gross margin	46.4%	46.0%

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

In the retail segment, total gross margin as a percentage of related sales increased from 47.5% in the first six months of 2012 to 47.9% in the first six months of 2013.  On an absolute dollar basis total retail segment gross margin increased $9.4 million or 1.7% from the same prior year period to $552.1 million in the first six months of 2013.  Retail clothing product margin increased from 55.3% in the first six months of 2012 to 56.4% in the first six months of 2013 due primarily to increased average unit retails.  On an absolute dollar basis retail clothing product margin increased $8.5 million.  Tuxedo rental services margin decreased from 86.1% in the first six months of 2012 to 84.9% in the first six months of 2013 due mainly to increased royalty expenses.  On an absolute dollar basis tuxedo rental services margin increased $8.7 million.  Occupancy costs, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, increased from 12.1% in the first six months of 2012 to 12.5% in the first six months of 2013.  On an absolute dollar basis, occupancy costs increased $6.0 million primarily due to higher rent and depreciation expense.

In the corporate apparel segment, total gross margin as a percentage of related sales increased from 29.4% in the first six months of 2012 to 31.4% in the first six months of 2013 mainly due to foreign currency gains recognized on our derivative financial instruments not designated as cash flow hedges associated with our UK-based operations and changes in the sales mix.  On an absolute dollar basis, corporate apparel gross margin increased $3.1 million.

During the first six months of fiscal 2013, based on estimates provided to us by market participants during our review of strategic alternatives for the K&G brand, we concluded that the carrying value of the K&G brand exceeded its fair value.  Based on further analysis, it was determined that the entire carrying value of K&G’s goodwill was impaired resulting in a non-cash goodwill impairment charge of $9.5 million.

SG&A expenses increased to $457.9 million in the first six months of 2013 from $441.8 million in the first six months of 2012, an increase of $16.1 million or 3.7%.  As a percentage of total net sales, these expenses increased from 35.4% in the first six months of 2012 to 36.2% in the first six months of 2013.  The components of this 0.8% net increase in SG&A expenses as a percentage of total net sales and the related absolute dollar changes were as follows:

%	Attributed to
0.0

Advertising expense as a percentage of sales remained flat at 3.6% in the first six months of 2012 and the first six months of 2013. On an absolute dollar basis, advertising expense increased $0.9 million.

(0.1)

Decrease in store salaries as a percentage of sales from 12.6% in the first six months of 2012 to 12.5% in the first six months of 2013. Store salaries on an absolute dollar basis increased $0.4 million primarily due to increased store sales support salaries partially offset by decreased commissions.

0.9

Increase in other SG&A expenses as a percentage of sales from 19.2% in the first six months of 2012 to 20.1% in the first six months of 2013. On an absolute dollar basis, other SG&A expenses increased $11.9 million primarily due to increased non-store payroll and payroll-related costs and $2.9 million related primarily to the acquisition of JA Holding, Inc. and separation costs related to a former executive.

0.8%	Total

In the retail segment, SG&A expenses as a percentage of related net sales increased from 35.9% in the first six months of 2012 to 36.9% in the first six months of 2013.  On an absolute dollar basis, retail segment SG&A expenses increased $16.1 million primarily due to increased non-store payroll, payroll-related costs and advertising expense, as well as, $2.9 million related primarily to the acquisition of JA Holding, Inc. and separation costs related to a former executive.

In the corporate apparel segment, SG&A expenses as a percentage of related net sales decreased from 29.6% in the first six months of 2012 to 28.9% in the first six months of 2013.  On an absolute dollar basis, corporate apparel segment SG&A expenses remained unchanged.

Corporate apparel segment operating income of $2.8 million for the first six months of 2013 includes $2.0 million of operating income in the UK and $0.8 million of operating income in the U.S.

Our effective income tax rate was 36.1% for the first six months of fiscal 2013 and 34.7% for the first six months of fiscal 2012.  The effective tax rate for the first six months of 2013 was higher than the statutory U.S. federal rate of 35% due to tax rate effects from state income taxes, offset partially by lower foreign statutory tax rates imposed on our foreign operations.  The effective tax rate for the first six months of 2012 was lower than the statutory U.S. federal rate of 35% due to the favorable tax rate effects from net permanent book-to-tax adjustments, lower foreign statutory tax rates imposed on our foreign operations and benefits from the conclusion of various income tax audits, offset partially by the effect of state income taxes.

These factors resulted in net earnings attributable to common shareholders of $76.0 million or 6.0% of net sales for the first six months of 2013, compared with net earnings of $86.3 million or 6.9% of net sales for the first six months of 2012.

Liquidity and Capital Resources

At August 3, 2013, February 2, 2013 and July 28, 2012, cash and cash equivalents totaled $32.5 million, $156.1 million and $106.4 million, respectively.  We had working capital of $447.6 million, $561.0 million and $541.9 million at August 3, 2013, February 2, 2013 and July 28, 2012, respectively.  Our primary sources of working capital are cash flows from operations and available borrowings under our Credit Agreement (as defined below).  The $113.4 million decrease in working capital at August 3, 2013 compared to February 2, 2013 was due mainly to purchases of common stock made during the first six months of 2013.

Credit Facilities

On April 12, 2013, we entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”), with a group of banks to amend and restate our existing credit facility, which provided us with a revolving credit facility that was scheduled to mature on January 26, 2016.

The Credit Agreement provides for a total senior revolving credit facility of $300.0 million, with possible future increases to $450.0 million under an expansion feature, which matures on April 12, 2018.  In addition, the Credit Agreement provides for a $100.0 million term loan, available in a single advance during the 120 day period after the closing date.   On August 6, 2013, we borrowed $100.0 million under the term loan provision of our Credit Agreement which will be repaid over five years, with 10% payable annually in quarterly installments and the remainder due at maturity.  The rate on the term loan is based on the monthly LIBOR rate plus 1.75%.  In conjunction with the loan, we also entered into an interest rate swap for $100.0 million, in which the variable rate payments due under the term loan will be exchanged for a fixed rate of 1.27%, resulting in a combined interest rate of 3.02%.  The Credit Agreement is secured by the stock of certain of our subsidiaries.  The Credit Agreement has several borrowing and interest rate options including the following indices:  (i) adjusted LIBO rate, (ii) adjusted EURIBO rate, (iii) CDOR rate, (iv) Canadian prime rate or (v) an alternate base rate (equal to the greater of the prime rate, the federal funds rate plus 0.5% or the adjusted LIBO rate for a one month period plus 1.0%).  Advances under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin of up to 2.50%.  The Credit Agreement also provides for fees applicable to amounts available to be drawn under outstanding letters of credit which range from 1.75% to 2.50%, and a fee on unused commitments which ranges from 0.35% to 0.50%.  As of August 3, 2013, there were no borrowings outstanding under the Credit Agreement.

The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain certain financial ratios.  The restrictive provisions in the Credit Agreement reflect an overall covenant structure that is generally representative of a commercial loan made to an investment-grade company.  Our debt, however, is not rated and we have not sought, and are not seeking, a rating of our debt.  We were in compliance with the covenants in the Credit Agreement as of August 3, 2013.

We utilize letters of credit primarily to secure inventory purchases and as collateral for workers compensation claims.  At August 3, 2013, letters of credit totaling approximately $21.5 million were issued and outstanding.   Borrowings available under our Credit Agreement at August 3, 2013 were $278.5 million.

Cash flow activities

Operating activities — Our primary source of operating cash flow is from sales to our customers.  Our primary uses of cash include clothing product inventory and tuxedo rental product purchases, personnel related expenses, occupancy costs, advertising costs and income tax payments.  Our operating activities provided net cash of $101.2 million in the first six months of 2013, due mainly to net earnings, adjusted for non-cash charges, an increase in accounts payable, accrued expenses and other current liabilities and decreases in accounts receivable and other assets, offset by increases in inventories and tuxedo rental product.

•                  The increase in accounts payable, accrued expenses and other current liabilities was primarily due to the timing of vendor payments for inventory and tuxedo product purchases and the seasonal increase in tuxedo rental deposits.

•                  The decrease in other assets was primarily due to the timing and amounts of required tax payments.

•                  The decrease in accounts receivable was primarily due to the collection of receivables at our UK corporate apparel operations.

•                  Inventories increased primarily due to our usual inventory replenishment following the holiday shopping season and customer rollouts of corporate apparel uniform programs scheduled for the second half of 2013.

•                  Tuxedo rental product increased from purchases of new Vera Wang product offerings and replenishment product to support the continued growth of our tuxedo rental business.

During the first six months of 2012, our operating activities provided net cash of $108.4 million, due mainly to net earnings, adjusted for non-cash charges, and an increase in accounts payable, accrued expenses and other current liabilities, offset by increases in accounts receivable, inventories, tuxedo rental product and other assets.

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

Investing activities — Our cash outflows from investing activities are primarily for capital expenditures.  During the first six months of 2013 and 2012, our investing activities used net cash of $52.1 million and $68.8 million, respectively, primarily for capital expenditures.  Our capital expenditures relate to costs incurred for stores opened, remodeled or relocated during the period or under construction at the end of the period, office and distribution facility additions and infrastructure technology investments.

Financing activities — Our cash outflows from financing activities consist primarily of repurchases of common stock and cash dividend payments, while cash inflows from financing activities consist primarily of proceeds from the issuance of common stock.  During the first six months of 2013, our financing activities used net cash of $169.6 million due mainly to the repurchase of common stock of $152.1 million and cash dividends paid of $18.4 million, offset by $5.4 million proceeds from the issuance of common stock.  Our financing activities used net cash of $58.4 million for the first six months of 2012, due mainly to the repurchase of common stock of $41.3 million and cash dividends paid of $18.6 million, offset by $3.9 million proceeds from the issuance of common stock.

Share repurchase program — In March 2013, the Board of Directors (the “Board”) approved a $200.0 million share repurchase program for our common stock.  This approval amended and replaced our existing $150.0 million share repurchase program authorized by the Board in January 2011, which had a remaining authorization of $45.2 million at the time of amendment.

In July 2013, we entered into an accelerated share repurchase agreement (“ASR Agreement”) with J.P. Morgan Securities LLC (“JPMorgan”), as agent for JPMorgan Chase Bank, National Association, London Branch, to purchase $100.0 million of our common stock.  We paid $100.0 million to JPMorgan and received an initial delivery of 2,197,518 shares (which is approximately 85% of the number of shares expected to be repurchased in connection with this transaction), and reduced our shares outstanding as of August 3, 2013.  The value of the initial shares received on the date of purchase was approximately $85.0 million, reflecting a $38.68 price per share which was recorded as a retirement of the shares for purposes of calculating earnings per share.  In accordance with authoritative guidance, we recorded the remaining $15.0 million as a forward contract indexed to our common stock within capital in excess of par.  The specific final number of shares to be repurchased by JPMorgan will generally be based on the volume-weighted average share price of our common stock during the calculation period of the ASR Agreement which is expected to be completed no later than the fourth quarter of 2013.  In the unlikely event we are required to deliver value to JPMorgan at the end of the purchase period, we, at our option, may elect to settle in shares or cash.

In addition to the ASR Agreement, during the first six months of fiscal 2013, 1,489,318 shares at a cost of $52.0 million were repurchased in open market transactions at an average price per share of $34.89 under the Board’s March 2013 authorization.  At August 3, 2013, the remaining balance available under the Board’s March 2013 authorization was $48.0 million, which has been reduced by the entire $100.0 million payment under the ASR Agreement.

During the first six months of fiscal 2012, 1,121,484 shares at a cost of $41.0 million were repurchased at an average price per share of $36.59 under the January 2011 authorization.

During the six months ended August 3, 2013 and July 28, 2012, 5,378 shares and 7,041 shares, respectively, at a cost of $0.2 million and $0.3 million, respectively, were repurchased at an average price per share of $30.03 and $37.28, respectively, in private transactions to satisfy tax withholding obligations arising upon the vesting of certain restricted stock.

The following table summarizes our total common stock repurchases (in thousands, except share data and average price per share):

	For the Six Months Ended
	August 3, 2013	July 28, 2012

Shares repurchased	3,692,214	1,128,525
Total costs	$152,129	$41,296
Average price per share	$37.14	$36.59

Shares purchased pursuant to the ASR Agreement are presented in the above table in the periods in which they are received.  The total costs includes the entire $100.0 million payment, however, the average price per share calculation excludes the $15.0 million recorded as a forward contract.

As of August 3, 2013 and July 28, 2012, 6,735 treasury shares and 6,295 treasury shares, respectively, of our common stock were reissued pursuant to a two-year services agreement with an unrelated third party.  The fair value of the common stock issued during the six months ended August 3, 2013 and July 28, 2012 was approximately $0.2 million, respectively.

Dividends — Cash dividends paid were approximately $18.4 million and $18.6 million for the six months ended August 3, 2013 and July 28, 2012, respectively.

In June 2013, our Board of Directors declared a quarterly cash dividend of $0.18 per share payable on September 27, 2013 to shareholders of record at close of business on September 17, 2013.

Future sources and uses of cash

Our primary uses of cash are to finance working capital requirements of our operations.  In addition, we will use cash to fund capital expenditures, income taxes, dividend payments and repurchases of common stock, operating leases and various other commitments and obligations, as they arise.  In July 2013, we signed a definitive agreement to acquire JA Holding, Inc. (“JA Holding”), the parent company of the American clothing brand, Joseph Abboud®, for approximately $97.5 million in cash consideration, subject to certain adjustments.  The transaction closed on August 6, 2013.

Capital expenditures are anticipated to be in the range of $100.0 to $108.0 million for 2013.  This amount includes the anticipated costs of opening approximately 29 to 33 new Men’s Wearhouse stores, one new Moores store and one new K&G store in 2013.  The balance of the capital expenditures for 2013 will be used for telecommunications, point-of-sale and other computer equipment and systems, store relocations, remodeling and expansion, distribution and office facilities and investment in other corporate assets.  The actual amount of future capital expenditures will depend in part on the number of new stores opened and the terms on which new stores are leased, as well as on industry trends consistent with our anticipated operating plans.

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

Current domestic and global economic conditions, including high unemployment levels, reduced public sector spending and constrained credit markets, could negatively affect our future operating results as well as our existing cash and cash equivalents balances.  In addition, conditions in the financial markets could limit our access to additional capital resources, if needed, and could increase associated costs.  We believe based on our current business plan, that our existing cash and cash flows from operations will be sufficient to fund our planned store openings, relocations and remodels, other capital expenditures and operating cash requirements, and that we will be able to maintain compliance with the covenants in our Credit Agreement for at least the next 12 months.  Borrowings available under our Credit Agreement were $278.5 million as of August 3, 2013.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in foreign currency exchange rates and changes in interest rates.  There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the year ended February 2, 2013.  Refer to Notes 10 and 11 of Notes to Condensed Consolidated Financial Statements, contained herein for disclosures on our investments and derivative financial instruments and Note 3 and Note 14 of Notes to Condensed Consolidated Financial Statements contained herein for disclosures regarding our Credit Agreement and our recent borrowing under such Credit Agreement.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures were effective to ensure that information that is required to be disclosed by us in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended August 3, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

We are involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of our business.  Management does not believe that any of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A — RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Item 1A contained in Part I of our Annual Report on Form 10-K for the fiscal year ended February 2, 2013 except for as follows:

Our success significantly depends on our key personnel and our ability to attract and retain key personnel.

Our success depends upon the personal efforts and abilities of our senior management team and other key personnel. Although we believe we have a strong management team with relevant industry expertise, the extended loss of the services of key personnel could have a material adverse effect on the securities markets’ view of our prospects and materially harm our business.

Also, our continued success and the achievement of our expansion goals are dependent upon our ability to attract and retain additional qualified employees as we expand.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)   The following table presents information with respect to our purchases of common stock made during the quarter ended August 3, 2013 as defined by Rule 10b-18(a)(3) under the Exchange Act:

(c)
			Total	(d)
			Number of	Approximate
			Shares	Dollar Value of
			Purchased	Shares that
			as Part of	May Yet Be
	(a)	(b)	Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased	Per Share	Programs	Programs
(In thousands)
(1)(2)

May 5, 2013 through June 1, 2013	—	$—	—	$167,152

June 2, 2013 through July 6, 2013	359,948	$37.80	359,948	$153,547

July 7, 2013 through August 3, 2013 (2)	2,337,706	$38.72	2,337,706	$48,032

Total	2,697,654	$38.60	2,697,654	$48,032

(1)  Refer to Note 7 of Notes to Condensed Consolidated Financial Statements for information regarding our share repurchase program.

(2)  In July 2013, we paid $100.0 million under the ASR Agreement and received an initial delivery of 2,197,518 shares of our common stock, representing approximately 85% of the shares expected to be repurchased in connection with the transaction.  The ASR Agreement is expected to be completed no later than the fourth quarter of 2013.  Shares purchased pursuant to the ASR Agreement are presented in the above table in the periods in which they are received.  The amount that may yet be purchased under our share repurchase program, as presented in the above table, was reduced by the entire $100.0 million payment.

ITEM 6 — EXHIBITS

(a)   Exhibits.

Exhibit Number		Exhibit Index

2.1	—

Agreement and Plan of Merger, dated July 17, 2013, by and among The Men’s Wearhouse, Inc., Blazer Merger Sub Inc., JA Holding, Inc. and JA Holding, LLC. (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 18, 2013).

10.1	—

Master Confirmation — Uncollared Accelerated Share Repurchase Agreement dated July 22, 2013 by and between The Men’s Wearhouse, Inc. and J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank (filed herewith).

31.1	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).
31.2	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).
32.1	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (furnished herewith). †
32.2	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (furnished herewith). †
101.1	—

The following financial information from The Men’s Wearhouse, Inc.’s Quarterly Report on Form 10-Q for the three and six months ended August 3, 2013, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Other Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

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

Dated: September 12, 2013		THE MEN’S WEARHOUSE, INC.

	By	/s/ JON W. KIMMINS
Jon W. Kimmins
Executive Vice President, Chief Financial Officer, Treasurer and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number		Exhibit Index

2.1	—

Agreement and Plan of Merger, dated July 17, 2013, by and among The Men’s Wearhouse, Inc., Blazer Merger Sub Inc., JA Holding, Inc. and JA Holding, LLC. (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 18, 2013).

10.1	—

Master Confirmation — Uncollared Accelerated Share Repurchase Agreement dated July 22, 2013 by and between The Men’s Wearhouse, Inc. and J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank (filed herewith).

31.1	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).
31.2	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).
32.1	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (furnished herewith). †
32.2	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (furnished herewith). †
101.1	—

The following financial information from The Men’s Wearhouse, Inc.’s Quarterly Report on Form 10-Q for the three and six months ended August 3, 2013, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

† This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section.  Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.