Form 10-Q
period 2013-11-02
MENS WEARHOUSE INC
filed 2013-12-12
CIK 884217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2013 or

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

The number of shares of common stock of the Registrant, par value $.01 per share, outstanding at December 2, 2013 was 47,465,192 excluding 23,052,987 shares classified as Treasury Stock.

REPORT INDEX

Part and Item No.	Page No.

PART I — Financial Information

Item 1 — Condensed Consolidated Financial Statements

General Information	1

Condensed Consolidated Balance Sheets as of November 2, 2013 (unaudited), October 27, 2012 (unaudited) and February 2, 2013	2

Condensed Consolidated Statements of Earnings for the Three and Nine Months Ended November 2, 2013 (unaudited) and October 27, 2012 (unaudited)	3

Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended November 2, 2013 (unaudited) and October 27, 2012 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended November 2, 2013 (unaudited) and October 27, 2012 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3 — Quantitative and Qualitative Disclosures about Market Risk	39

Item 4 — Controls and Procedures	39

PART II — Other Information

Item 1 — Legal Proceedings	40

Item 1A — Risk Factors	40

Item 2— Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 6 — Exhibits	42

SIGNATURES	42

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

Forward-looking statements are not guarantees of future performance and a variety of factors could cause actual results to differ materially from the anticipated or expected results expressed in or suggested by these forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to: actions by governmental entities; domestic and international economic activity and inflation; success, or lack thereof, in executing our internal operating plans and new store and new market expansion plans, including integration of acquisitions; performance issues with key suppliers; disruption in buying trends due to homeland security concerns; severe weather; foreign currency fluctuations; government export and import policies; aggressive advertising or marketing activities of competitors; and legal proceedings.  Future results will also be dependent upon our ability to continue to identify and complete successful expansions and penetrations into existing and new markets and our ability to integrate such expansions with our existing operations.  These statements also include financing assumptions about our offer to acquire Jos. A. Bank that may not be realized.  Refer to “Risk Factors” contained in Part I of our Annual Report on Form 10-K  for the year ended February 2, 2013 for a more complete discussion of these and other factors that might affect our performance and financial results.   These forward-looking statements are intended to convey the Company’s expectations about the future, and speak only as of the date they are made.  We are under no obligation (and expressly disclaim any such obligation) to update or revise any forward-looking statement that may be made from time to time, whether as a result of new information, future developments or otherwise.

PART I.  FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GENERAL INFORMATION

The condensed consolidated financial statements herein include the accounts of The Men’s Wearhouse, Inc. and its subsidiaries and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  As applicable under such regulations, certain information and footnote disclosures have been condensed or omitted.  We believe that the presentation and disclosures herein are adequate to make the information not misleading, and the condensed consolidated financial statements reflect all elimination entries and normal recurring adjustments which are necessary for a fair statement of the results for the three and nine months ended November 2, 2013 and October 27, 2012.

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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	November 2, 2013	October 27, 2012	February 2, 2013
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$64,764	$138,016	$156,063
Accounts receivable, net	80,180	82,966	63,010
Inventories	640,197	623,860	556,531
Other current assets	77,918	68,519	79,549

Total current assets	863,059	913,361	855,153

PROPERTY AND EQUIPMENT, net	407,261	379,969	389,118

TUXEDO RENTAL PRODUCT, net	142,272	118,202	126,825
GOODWILL	128,597	88,473	87,835
INTANGIBLE ASSETS, net	60,325	31,992	32,442
OTHER ASSETS	4,937	4,431	4,974

TOTAL ASSETS	$1,606,451	$1,536,428	$1,496,347

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$165,596	$170,549	$123,983
Accrued expenses and other current liabilities	168,120	149,244	164,344
Income taxes payable	10,034	4,939	5,856
Current maturities of long-term debt	10,000	—	—

Total current liabilities	353,750	324,732	294,183

LONG-TERM DEBT	90,000	—	—
DEFERRED TAXES AND OTHER LIABILITIES	104,950	92,057	92,929

Total liabilities	548,700	416,789	387,112

COMMITMENTS AND CONTINGENCIES (Note 4 and Note 15)

EQUITY:
Preferred stock	—	—	—
Common stock	704	725	725
Capital in excess of par	404,506	380,099	386,254
Retained earnings	1,177,945	1,202,922	1,190,246
Accumulated other comprehensive income	31,060	40,735	36,924
Treasury stock, at cost	(569,792)	(517,894)	(517,894)

Total equity attributable to common shareholders	1,044,423	1,106,587	1,096,255

Non-controlling interest	13,328	13,052	12,980

Total equity	1,057,751	1,119,639	1,109,235

TOTAL LIABILITIES AND EQUITY	$1,606,451	$1,536,428	$1,496,347

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net sales:
Retail clothing product	$415,985	$401,692	$1,248,405	$1,235,185
Tuxedo rental services	122,177	124,648	368,360	357,261
Alteration and other services	37,363	37,701	112,381	112,975
Total retail sales	575,525	564,041	1,729,146	1,705,421
Corporate apparel clothing product sales	73,365	66,933	183,535	174,429
Total net sales	648,890	630,974	1,912,681	1,879,850

Cost of sales:
Retail clothing product	181,442	176,501	544,503	549,145
Tuxedo rental services	19,313	16,497	56,389	48,745
Alteration and other services	28,412	28,003	85,756	83,706
Occupancy costs	73,456	71,198	217,521	209,263
Total retail cost of sales	302,623	292,199	904,169	890,859
Corporate apparel clothing product cost of sales	52,765	48,078	128,296	123,988
Total cost of sales	355,388	340,277	1,032,465	1,014,847

Gross margin:
Retail clothing product	234,543	225,191	703,902	686,040
Tuxedo rental services	102,864	108,151	311,971	308,516
Alteration and other services	8,951	9,698	26,625	29,269
Occupancy costs	(73,456)	(71,198)	(217,521)	(209,263)
Total retail gross margin	272,902	271,842	824,977	814,562
Corporate apparel clothing product gross margin	20,600	18,855	55,239	50,441
Total gross margin	293,502	290,697	880,216	865,003

Goodwill impairment charge	—	—	9,501	—
Selling, general and administrative expenses	233,497	218,188	691,369	659,957
Operating income	60,005	72,509	179,346	205,046

Interest income	30	166	332	437
Interest expense	(1,220)	(302)	(2,104)	(1,243)
Earnings before income taxes	58,815	72,373	177,574	204,240
Provision for income taxes	20,337	23,304	63,162	69,021

Net earnings including non-controlling interest	38,478	49,069	114,412	135,219
Net earnings attributable to non-controlling interest	(274)	(226)	(174)	(99)

Net earnings attributable to common shareholders	$38,204	$48,843	$114,238	$135,120

Net earnings per common share attributable to common shareholders (Note 2):
Basic	$0.80	$0.95	$2.30	$2.63
Diluted	$0.79	$0.95	$2.29	$2.62

Weighted-average common shares outstanding (Note 2):
Basic	47,536	50,699	49,329	50,781
Diluted	47,873	50,919	49,598	51,029

Cash dividends declared per common share	$0.18	$0.18	$0.54	$0.54

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012

Net earnings including non-controlling interest	$38,478	$49,069	$114,412	$135,219

Currency translation adjustments, net of tax	5,843	4,727	(5,192)	4,108

Unrealized loss on cash flow hedge, net of tax	(498)	—	(498)	—

Comprehensive income including non-controlling interest	43,823	53,796	108,722	139,327

Comprehensive income attributable to non-controlling interest:
Net earnings	(274)	(226)	(174)	(99)

Currency translation adjustments, net of tax	(519)	(294)	(174)	(294)

Amounts attributable to non-controlling interest	(793)	(520)	(348)	(393)

Comprehensive income attributable to common shareholders	$43,030	$53,276	$108,374	$138,934

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended
	November 2, 2013	October 27, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings including non-controlling interest	$114,412	$135,219
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	65,672	61,798
Tuxedo rental product amortization	28,712	25,330
(Gain) loss on disposition of assets	(992)	1,853
Goodwill impairment charge	9,501	—
Asset impairment charges	182	314
Share-based compensation	12,718	12,172
Excess tax benefits from share-based plans	(1,532)	(2,737)
Deferred tax provision	285	6,677
Deferred rent expense and other	2,331	60
Changes in operating assets and liabilities:
Accounts receivable	(3,658)	(25,027)
Inventories	(79,344)	(49,278)
Tuxedo rental product	(45,101)	(43,666)
Other assets	7,791	(2,906)
Accounts payable, accrued expenses and other current liabilities	42,887	40,407
Income taxes payable	5,139	3,510
Other liabilities	380	2,783

Net cash provided by operating activities	159,383	166,509

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(81,521)	(90,085)
Acquisition of business, net of cash	(95,693)	—
Proceeds from sales of property and equipment	4,127	25

Net cash used in investing activities	(173,087)	(90,060)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	8,291	6,918
Proceeds from term loan	100,000	—
Cash dividends paid	(26,979)	(27,832)
Deferred financing costs	(1,776)	—
Tax payments related to vested deferred stock units	(3,865)	(4,421)
Excess tax benefits from share-based plans	1,532	2,737
Repurchases of common stock	(152,129)	(41,296)

Net cash used in financing activities	(74,926)	(63,894)

Effect of exchange rate changes	(2,669)	155

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(91,299)	12,710
Balance at beginning of period	156,063	125,306

Balance at end of period	$64,764	$138,016

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

On August 6, 2013, we acquired JA Holding, Inc. (“JA Holding”), the parent company of the American clothing brand Joseph Abboud® and a U.S. tailored clothing factory.  Based on the manner in which we manage, evaluate and internally report our operations, we determined that JA Holding is a component of our Men’s Wearhouse brand and therefore has been included in our retail reportable segment.  See Notes 3 and 14 for additional details on our acquisition and segments.

Recent Accounting Pronouncements — We have considered all new accounting pronouncements and have concluded that there are no new pronouncements that may have a material impact on our results of operations, financial condition, or cash flows, based on current information.

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

	For the Three Months Ended		For the Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012

Numerator
Total net earnings attributable to common shareholders	$38,204	$48,843	$114,238	$135,120
Net earnings allocated to participating securities (restricted stock and deferred stock units)	(181)	(541)	(659)	(1,649)
Net earnings attributable to common shareholders	$38,023	$48,302	$113,579	$133,471
Denominator
Basic weighted-average common shares outstanding	47,536	50,699	49,329	50,781
Effect of dilutive securities:
Stock options and equity-based compensation	337	220	269	248
Diluted weighted-average common shares outstanding	47,873	50,919	49,598	51,029
Net earnings per common share attributable to common shareholders:
Basic	$0.80	$0.95	$2.30	$2.63
Diluted	$0.79	$0.95	$2.29	$2.62

For the three and nine months ended November 2, 2013, 0.2 million anti-dilutive shares of common stock were excluded from the calculation of diluted earnings per common share, respectively.  For the three and nine months ended October 27, 2012, 0.3 million anti-dilutive shares of common stock were excluded from the calculation of diluted earnings per common share for each period, respectively.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.  Acquisition

On August 6, 2013, we acquired all of the outstanding common stock of JA Holding, the parent company of the American clothing brand Joseph Abboud® and a U.S. tailored clothing factory, for approximately $97.5 million in cash consideration, subject to certain adjustments.  The total net cash consideration after these adjustments was approximately $95.7 million.  We believe this transaction will accelerate our strategy of offering exclusive brands with broad appeal at attractive prices.  The cash paid at closing was funded by $100.0 million borrowed under the term loan provision of our Credit Agreement (see Note 4).

The following table summarizes the preliminary estimates of the fair values of the identifiable assets acquired and liabilities assumed in the JA Holding acquisition as of August 6, 2013.  The preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed are subject to revisions, which may result in adjustments to the preliminary values presented below, when management’s appraisals and estimates are finalized.

($ in millions)
Accounts receivable	$12.8
Inventories	6.1
Other assets	2.0
Property and equipment	7.7
Goodwill	51.1
Tradename	30.0
Accounts payable, accrued expenses and other current liabilities	(7.2)
Other liabilities	(6.8)

Total purchase price	$95.7

Goodwill is calculated as the excess of the purchase price over the net assets acquired.  All of the goodwill has been assigned to our retail reportable segment and is non-deductible for tax purposes.  Acquired intangible assets consist of the Joseph Abboud tradename which is not subject to amortization but will be evaluated at least annually for impairment.

The results of operations for JA Holding are included in the condensed consolidated statements of earnings beginning on August 6, 2013.  The impact of the acquisition on our results of operations, as if the acquisition had been completed as of the beginning of the periods presented, is not significant.

4.  Debt

On April 12, 2013, we entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”), with a group of banks to amend and restate our existing credit facility, which provided us with a revolving credit facility that was scheduled to mature on January 26, 2016.

On August 6, 2013, we borrowed $100.0 million under the term loan (the “Term Loan”) provision of our Credit Agreement which will be repaid over five years, with 10% payable annually in quarterly installments and the remainder due at maturity.  The interest rate on the Term Loan is based on the monthly LIBOR rate plus 1.75%.  In conjunction with the Term Loan, we also entered into an interest rate swap for $100.0 million, in which the variable rate payments due under the Term Loan were exchanged for a fixed rate of 1.27%, resulting in a combined interest rate of 3.02%.  See Note 13 for additional details on the interest rate swap.

The Credit Agreement provides for a total senior revolving credit facility of $300.0 million, with possible future increases to $450.0 million under an expansion feature, which matures on April 12, 2018.  The Credit Agreement is secured by the stock of certain of our subsidiaries.  The Credit Agreement has several borrowing and interest rate options including the following indices:  (i) adjusted LIBO rate, (ii) adjusted EURIBO rate, (iii) CDOR rate, (iv) Canadian prime rate or (v) an alternate base rate (equal to the greater of the prime rate, the federal funds rate plus 0.5% or the adjusted LIBO rate for a one-month period plus 1.0%).  Advances under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

varying interest rate margin of up to 2.50%.  The Credit Agreement also provides for fees applicable to amounts available to be drawn under outstanding letters of credit which range from 1.75% to 2.50%, and a fee on unused commitments which ranges from 0.35% to 0.50%.  As of November 2, 2013, there were no borrowings outstanding under the senior revolving credit facility.

The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain certain financial ratios.  The restrictive provisions in the Credit Agreement reflect an overall covenant structure that is generally representative of a commercial loan made to an investment-grade company.  Our debt, however, is not rated and we have not sought, and are not seeking, a rating of our debt.  We were in compliance with the covenants in the Credit Agreement as of November 2, 2013.

We utilize letters of credit primarily to secure inventory purchases and as collateral for workers’ compensation claims.  At November 2, 2013, letters of credit totaling approximately $22.6 million were issued and outstanding.   Borrowings available under our Credit Agreement at November 2, 2013 were $277.4 million.

5.  Supplemental Cash Flows

Supplemental disclosure of cash flow information is as follows (in thousands):

	For the Nine Months Ended
	November 2, 2013	October 27, 2012
Cash paid for:
Interest	$1,300	$934
Income taxes, net	$50,505	$59,230

Schedule of noncash investing and financing activities:
Additional capital in excess of par resulting from tax benefit related to share-based plans	$1,026	$2,676
Cash dividends declared	$8,847	$9,240

We had unpaid capital expenditure purchases included in accounts payable, accrued expenses and other current liabilities of approximately $10.8 million and $13.2 million at November 2, 2013 and October 27, 2012, respectively.  Capital expenditure purchases are recorded as cash outflows from investing activities in the condensed consolidated statement of cash flows in the period they are paid.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.  Other Current Assets, Accrued Expenses and Other Current Liabilities and Deferred Taxes and Other Liabilities

Other current assets consist of the following (in thousands):

	November 2, 2013	October 27, 2012	February 2, 2013

Prepaid expenses	$34,600	$33,660	$35,403
Current deferred tax assets	31,726	23,769	26,607
Tax receivable	833	1,834	8,040
Other	10,759	9,256	9,499

Total other current assets	$77,918	$68,519	$79,549

      Accrued expenses and other current liabilities consist of the following (in thousands):

	November 2, 2013	October 27, 2012	February 2, 2013
Accrued salary, bonus, sabbatical, vacation and other benefits	$48,488	$42,276	$55,555
Sales, value added, payroll, property and other taxes payable	23,553	23,331	23,801
Accrued workers compensation and medical costs	22,570	18,714	19,146
Customer deposits, prepayments and refunds payable	18,897	19,060	20,276
Unredeemed gift certificates	12,633	12,210	15,535
Cash dividends declared	8,847	9,240	9,260
Accrued royalties	8,069	5,559	1,890
Loyalty program reward certificates	7,552	7,856	6,930
Other	17,511	10,998	11,951

Total accrued expenses and other current liabilities	$168,120	$149,244	$164,344

      Deferred taxes and other liabilities consist of the following (in thousands):

	November 2, 2013	October 27, 2012	February 2, 2013
Deferred rent and landlord incentives	$55,172	$51,477	$52,814
Non-current deferred and other income tax liabilities	47,867	36,498	38,810
Other	1,911	4,082	1,305

Total deferred taxes and other liabilities	$104,950	$92,057	$92,929

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.  Equity and Non-Controlling Interest

On October 9, 2013, the Board of Directors (the “Board”) declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of our common stock.  The dividend was payable on October 21, 2013 (the “Record Date”) to shareholders of record as of the close of business on that date.  Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share (the “Preferred Shares”), of the Company at a price of $160.00 per one-thousandth of a Preferred Share, subject to adjustment.  The description and terms of the Rights are set forth in a Rights Agreement (the “Rights Agreement”) dated as of October 10, 2013, between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent (the “Rights Agent”).  The Rights become exercisable in the event any person or group acquires 10% (or 15% in the case of a passive institutional investor) or more of our common stock or following the commencement of, or announcement of an intention to make, a tender offer or exchange offer of the Company’s common stock, and until such time are inseparable from and trade with the Company’s common stock.  The Rights Agreement expires on September 30, 2014 unless the Rights are earlier redeemed or exchanged by the Company.

A reconciliation of the total carrying amount of our equity accounts for the nine months ended November 2, 2013 is as follows (in thousands):

	Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock, at Cost	Total Equity Attributable to Common Shareholders	Non- Controlling Interest	Total Equity
BALANCES — February 2, 2013	$725	$386,254	$1,190,246	$36,924	$(517,894)	$1,096,255	$12,980	$1,109,235
Net earnings	—	—	114,238	—	—	114,238	174	114,412
Other comprehensive (loss) income	—	—	—	(5,864)	—	(5,864)	174	(5,690)
Cash dividends	—	—	(26,566)	—	—	(26,566)	—	(26,566)
Share-based compensation	—	12,718	—	—	—	12,718	—	12,718
Common stock issued under share-based award plans and to stock discount plan	6	8,285	—	—	—	8,291	—	8,291
Tax payments related to vested deferred stock units	—	(3,865)	—	—	—	(3,865)	—	(3,865)
Tax benefit related to share-based plans	—	1,026	—	—	—	1,026	—	1,026
Treasury stock reissued	—	88	—	—	231	319	—	319
Repurchases of common stock	(27)	—	(99,973)	—	(52,129)	(152,129)	—	(152,129)

BALANCES — November 2, 2013	$704	$404,506	$1,177,945	$31,060	$(569,792)	$1,044,423	$13,328	$1,057,751

A reconciliation of the total carrying amount of our equity accounts for the nine months ended October 27, 2012 is as follows (in thousands):

	Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock, at Cost	Total Equity Attributable to Common Shareholders	Non- Controlling Interest	Total Equity
BALANCES — January 28, 2012	$718	$362,735	$1,095,535	$36,921	$(476,749)	$1,019,160	$12,659	$1,031,819
Net earnings	—	—	135,120	—	—	135,120	99	135,219
Other comprehensive income	—	—	—	3,814	—	3,814	294	4,108
Cash dividends	—	—	(27,733)	—	—	(27,733)	—	(27,733)
Share-based compensation	—	12,172	—	—	—	12,172	—	12,172
Common stock issued under share-based award plans and to stock discount plan	7	6,911	—	—	—	6,918	—	6,918
Tax payments related to vested deferred stock units	—	(4,421)	—	—	—	(4,421)	—	(4,421)
Tax benefit related to share-based plans	—	2,676	—	—	—	2,676	—	2,676
Treasury stock reissued	—	26	—	—	151	177	—	177
Repurchases of common stock	—	—	—	—	(41,296)	(41,296)	—	(41,296)

BALANCES — October 27, 2012	$725	$380,099	$1,202,922	$40,735	$(517,894)	$1,106,587	$13,052	$1,119,639

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.  Accumulated Other Comprehensive Income

The following table summarizes the components of accumulated other comprehensive income for the nine months ended November 2, 2013 (in thousands and net of tax):

	Foreign Currency Translation	Interest Rate Swap	Total
BALANCE — February 2, 2013	$36,924	$—	$36,924

Other comprehensive loss before reclassifications	(5,192)	(498)	(5,690)
Other comprehensive income attributable to non-controlling interest	(174)	—	(174)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current-period other comprehensive loss	(5,366)	(498)	(5,864)

BALANCE — November 2, 2013	$31,558	$(498)	$31,060

9.  Share Repurchases and Reissuances

In March 2013, the Board approved a $200.0 million share repurchase program for our common stock.  This approval amended and replaced our existing $150.0 million share repurchase program authorized by the Board in January 2011, which had a remaining authorization of $45.2 million at the time of amendment.

In July 2013, we entered into an accelerated share repurchase agreement (“ASR Agreement”) with J.P. Morgan Securities LLC (“JPMorgan”), as agent for JPMorgan Chase Bank, National Association, London Branch, to purchase $100.0 million of our common stock.  In July, we paid $100.0 million to JPMorgan and received an initial delivery of 2,197,518 shares.  The value of the initial shares received was approximately $85.0 million, reflecting a $38.68 price per share which was recorded as a retirement of the shares for purposes of calculating earnings per share at that time.  In September 2013, JPMorgan delivered an additional 455,769 shares valued at approximately $15.0 million, reflecting a $32.91 price per share which was recorded as a retirement of the shares for purposes of calculating earnings per share and reduced our shares outstanding as of November 2, 2013.

In addition to the ASR Agreement, during the first nine months of fiscal 2013, 1,489,318 shares at a cost of $52.0 million were repurchased in open market transactions at an average price per share of $34.89 under the Board’s March 2013 authorization.  At November 2, 2013, the remaining balance available under the Board’s March 2013 authorization was $48.0 million.

During the first nine months of fiscal 2012, 1,121,484 shares at a cost of $41.0 million were repurchased at an average price per share of $36.59 under the January 2011 authorization.

During the nine months ended November 2, 2013 and October 27, 2012, 5,378 shares and 7,041 shares, respectively, at a cost of $0.2 million and $0.3 million, respectively, were repurchased at an average price per share of $30.03 and $37.28, respectively, in private transactions to satisfy tax withholding obligations arising upon the vesting of certain restricted stock.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes our total common stock repurchases (in thousands, except share data and average price per share):

	For the Nine Months Ended
	November 2, 2013	October 27, 2012

Shares repurchased	4,147,983	1,128,525
Total costs	$152,129	$41,296
Average price per share	$36.68	$36.59

For the nine months ended November 2, 2013 and October 27, 2012, 9,482 treasury shares and 6,295 treasury shares, respectively, of our common stock were reissued pursuant to a two-year services agreement with an unrelated third party.  The fair value of the common stock issued during the nine months ended November 2, 2013 and October 27, 2012 was approximately $0.3 million and $0.2 million, respectively.

10.  Share-Based Compensation Plans

For a discussion of our share-based compensation plans refer to Note 9 in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

We account for share-based awards in accordance with the authoritative guidance regarding share-based payments, which requires the compensation cost resulting from all share-based payment transactions be recognized in the financial statements. The amount of compensation cost is measured based on the grant-date fair value of the instrument issued and is recognized over the vesting period.  Share-based compensation expense recognized for the three and nine months ended November 2, 2013 was $3.6 million and $12.7 million, respectively.  Share-based compensation expense recognized for the three and nine months ended October 27, 2012 was $3.9 million and $12.2 million, respectively.

Non-Vested Deferred Stock Units and Restricted Stock Shares

The following table summarizes the activity of time-based and performance-based deferred stock units for the nine months ended November 2, 2013:

	Shares		Weighted-Average Grant-Date Fair Value
	Time- Based	Performance- Based	Time- Based	Performance- Based
Non-Vested at February 2, 2013	471,369	—	$36.22	$—
Granted	455,448	97,668	33.10	33.09
Vested (1)	(325,763)	—	38.19	—
Forfeited	(26,883)	(15,110)	32.58	33.09
Non-Vested at November 2, 2013	574,171	82,558	$32.81	$33.09

(1) Includes 110,740 shares relinquished for tax payments related to vested deferred stock units for the nine months ended November 2, 2013.

On April 3, 2013, our Board approved a change in the form of award agreements to be issued for grants of deferred stock units (“DSUs”) to participants under our 2004 Long-Term Incentive Plan.  As revised, the award agreements provide that dividend equivalents, if any, will be accrued during the vesting period for such DSU awards and paid out only upon vesting of the underlying DSUs.  As such, grants of DSU awards on or after April 3, 2013 earn dividends throughout the vesting period which are subject to the same vesting terms as the underlying share award.  Grants of DSUs generally vest over a period of from one to three years.  DSU awards granted prior to April 3, 2013 are entitled to receive non-forfeitable dividend equivalents, if any, when and if paid to shareholders of record at the payment date.  Included in the non-vested time-based awards as of November 2, 2013 are 142,428 deferred stock units granted prior to April 3, 2013.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The performance-based DSUs represent a contingent right to receive one share of common stock and generally vest in one-third tranches over a three-year period, subject to our achievement of a performance target during an applicable performance period.  Any unvested performance-based DSUs at the end of the performance period are rolled over and become eligible to vest in subsequent performance periods.  Any performance-based DSUs that are unvested at the end of all vesting periods will lapse and be forfeited as of such time.  The performance-based DSUs earn dividends throughout the vesting period and are subject to the same vesting terms as the underlying performance-based awards.

The following table summarizes the activity of restricted stock for the nine months ended November 2, 2013:

	Shares	Weighted- Average Grant-Date Fair Value
Non-Vested at February 2, 2013	99,847	$28.55
Granted	19,417	38.63
Vested	(37,369)	29.77
Forfeited	—	—
Non-Vested at November 2, 2013	81,895	$30.38

Restricted stock awards receive non-forfeitable dividends, if any, when and if paid to shareholders of record at the payment date.

As of November 2, 2013, we have unrecognized compensation expense related to non-vested deferred stock units and shares of restricted stock of approximately $14.4 million, which is expected to be recognized over a weighted-average period of 1.3 years.

Stock Options

The following table summarizes the activity of stock options for the nine months ended November 2, 2013:

	Shares	Weighted- Average Exercise Price
Outstanding at February 2, 2013	1,024,768	$25.54
Granted	19,080	33.09
Exercised	(299,231)	20.29
Forfeited	(25,012)	19.58
Expired	(5)	7.97
Outstanding at November 2, 2013	719,600	$28.13
Exercisable at November 2, 2013	410,453	$27.41

The weighted-average grant date fair value of the 19,080 stock options granted during the nine months ended November 2, 2013 was $13.10 per share.  The following table summarizes the weighted-average assumptions used to fair value stock options at the date of grant using the Black-Scholes option pricing model for the nine months ended November 2, 2013.

For the Nine Months Ended
November 2, 2013

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

As of November 2, 2013, we have unrecognized compensation expense related to non-vested stock options of approximately $2.8 million which is expected to be recognized over a weighted-average period of 2.0 years.

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

During the nine months ended November 2, 2013, employees purchased 80,043 shares under the ESDP, which had a weighted-average share price of $27.71 per share.  As of November 2, 2013, 768,405 shares were reserved for future issuance under the ESDP.

11.  Goodwill and Other Intangible Assets

Goodwill

Goodwill allocated to our reportable segments and changes in the net carrying amount of goodwill for the nine months ended November 2, 2013 are as follows (in thousands):

	Retail	Corporate Apparel	Total
Balance at February 2, 2013	$59,995	$27,840	$87,835
Goodwill of acquired business	51,108	—	51,108
Impairment charge	(9,501)	—	(9,501)
Translation adjustment	(1,213)	368	(845)
Balance at November 2, 2013	$100,389	$28,208	$128,597

The goodwill of acquired business resulted from our acquisition of JA Holding.  As indicated in Note 3, the preliminary estimates of the fair value of the identifiable assets acquired and liabilities assumed for the JA Holding acquisition are not yet final and are subject to revisions until management’s appraisals and estimates are finalized, including goodwill, which may result in adjustments to the preliminary values as reported for the retail reportable segment at November 2, 2013.

Goodwill is evaluated for impairment annually as of our fiscal year end.  A more frequent evaluation is performed if events or circumstances indicate that impairment could have occurred.  During the second quarter of fiscal 2013, based on estimates provided to us by market participants during our review of strategic alternatives for the K&G brand, we concluded that the carrying value of the K&G brand exceeded its fair value.  Based on further analysis, it was determined that the entire carrying value of K&G’s goodwill was impaired, resulting in a non-cash goodwill impairment charge of $9.5 million.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Intangible Assets

The gross carrying amount and accumulated amortization of our identifiable intangible assets are as follows (in thousands):

	November 2, 2013	October 27, 2012	February 2, 2013

Amortizable intangible assets:
Carrying amount:
Trademarks, tradenames, and other intangibles	$14,288	$12,503	$14,502
Customer relationships	32,543	32,893	32,098
Total carrying amount	46,831	45,396	46,600
Accumulated amortization:
Trademarks, tradenames, and other intangibles	(8,882)	(8,518)	(8,663)
Customer relationships	(8,898)	(6,173)	(6,751)
Total accumulated amortization	(17,780)	(14,691)	(15,414)
Total amortizable intangible assets, net	29,051	30,705	31,186
Indefinite-lived intangible assets:
Trademarks and tradename	31,274	1,287	1,256
Total intangible assets, net	$60,325	$31,992	$32,442

The increase in indefinite-lived intangible assets at November 2, 2013 relates to the Joseph Abboud tradename acquired in our acquisition of JA Holding.  See Note 3 for additional details.

The pretax amortization expense associated with intangible assets subject to amortization totaled approximately $0.8 million for the three months ended November 2, 2013 and October 27, 2012, respectively.  The pretax amortization expense associated with intangible assets subject to amortization totaled approximately $2.5 million and $2.4 million for the nine months ended November 2, 2013 and October 27, 2012, respectively, and approximately $3.3 million for the year ended February 2, 2013.  Pretax amortization associated with intangible assets subject to amortization at November 2, 2013 is estimated to be $0.9 million for the remainder of fiscal year 2013, $3.3 million for fiscal year 2014, $3.2 million for each of the fiscal years 2015 and 2016 and $3.1 million for fiscal year 2017.

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

There were no transfers into or out of Level 1 and Level 2 during the nine months ended November 2, 2013 or October 27, 2012, respectively, or during the year ended February 2, 2013.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

	Fair Value Measurements at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At November 2, 2013-
Assets:
Derivative financial instruments	$—	$1	$—	$1
Liabilities:
Derivative financial instruments	$—	$944	$—	$944

At February 2, 2013-
Assets:
Cash equivalents	$20,054	$—	$—	$20,054
Derivative financial instruments	$—	$215	$—	$215
Liabilities:
Derivative financial instruments	$—	$17	$—	$17

At October 27, 2012-
Assets:
Cash equivalents	$20,044	$—	$—	$20,044
Liabilities:
Derivative financial instruments	$—	$318	$—	$318

Cash equivalents consist of money market instruments that have original maturities of three months or less.  The carrying value of cash equivalents approximates fair value due to the highly liquid and short-term nature of these instruments.

Derivative financial instruments are comprised of (1) foreign currency forward exchange contracts primarily entered into to minimize our foreign currency exposure related to forecasted purchases of certain inventories denominated in a currency different from the operating entity’s functional currency and (2) an interest rate swap agreement to minimize our exposure to interest rate changes on our outstanding indebtedness.  These derivative financial instruments are recorded in the condensed consolidated balance sheets at fair value based upon observable market inputs.  Derivative financial instruments in an asset position are included within other current assets in the condensed consolidated balance sheets.  Derivative financial instruments in a liability position are included within accrued expenses and other current liabilities or noncurrent liabilities in the condensed consolidated balance sheets.  Refer to Note 13 for further information regarding our derivative instruments.

Assets and Liabilities that are Measured at Fair Value on a Non-Recurring Basis

Long-lived assets, such as property and equipment, goodwill and identifiable intangibles, are periodically evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the asset carrying amount exceeds its fair value, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset.  The fair values of long-lived assets held-for-use are based on our own judgments about the assumptions that market participants would use in pricing the asset and on observable market data, when available.  We classify these measurements as Level 3 within the fair value hierarchy.  For the three and nine months ended November 2, 2013, we recorded charges for the impairment of long-lived assets of approximately $0.1 million and

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

$0.2 million, respectively, which are included within selling, general and administrative (“SG&A”) expenses in our condensed consolidated statement of earnings.  The asset impairment charges reduced the carrying amounts of the applicable long-lived assets, primarily leasehold improvements for certain Men’s Wearhouse and Tux and K&G stores, to their fair values as of November 2, 2013. For the three and nine months ended October 27, 2012, we recorded charges for the impairment of long-lived assets of $0.2 million and $0.3 million, respectively, which are included within SG&A expenses in our condensed consolidated statement of earnings.  The asset impairment charges reduced the carrying amounts of the applicable long-lived assets, primarily leasehold improvements for certain Men’s Wearhouse and Tux stores, to their fair values of zero as of October 27, 2012.

During the second quarter of fiscal 2013, we recorded a goodwill impairment charge related to our K&G brand totaling $9.5 million.  We estimated the fair value of the K&G brand based on estimates provided to us by market participants, which we classified as Level 2 within the fair value hierarchy.

Fair Value of Financial Instruments

Our financial instruments, other than those presented in the disclosures above, consist of cash, accounts receivable, accounts payable and accrued expenses and other current liabilities.  Management estimates that, as of November 2, 2013, October 27, 2012, and February 2, 2013, the carrying value of cash, accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their fair value due to the highly liquid or short-term nature of these instruments.

13.  Derivative Financial Instruments

We are exposed to market risk associated with foreign currency exchange rate fluctuations as a result of our direct sourcing programs and our operations in foreign countries.  In connection with our direct sourcing programs, we may enter into merchandise purchase commitments that are denominated in a currency different from the functional currency of the operating entity.  Our risk management policy is to hedge a significant portion of forecasted merchandise purchases for our direct sourcing programs that bear foreign exchange risk using foreign exchange forward contracts.  We have not elected to apply hedge accounting to these transactions denominated in a foreign currency.  These foreign currency derivative financial instruments are recorded in the condensed consolidated balance sheet at fair value determined by comparing the cost of the foreign currency to be purchased under the contracts using the exchange rates obtained under the contracts (adjusted for forward points) to the hypothetical cost using the spot rate at period end.

In addition, we are exposed to interest rate risk associated with our outstanding indebtedness.  In connection with this indebtedness, we entered into an interest rate swap in which the variable rate payments due under our Term Loan were exchanged for a fixed rate.  Our risk management policy is to hedge our exposure to fluctuations in interest rates using this swap agreement. The interest rate swap derivative financial instrument is recorded in the condensed consolidated balance sheet at fair value which approximates the amount at which the swap could be settled using projected future interest rates as provided by counterparties.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The tables below disclose the fair value of the derivative financial instruments included in the condensed consolidated balance sheets as of November 2, 2013, February 2, 2013 and October 27, 2012 (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
At November 2, 2013-Foreign exchange forward contracts	Other current assets	$1	Accrued expenses and other current liabilities	$128

At February 2, 2013-Foreign exchange forward contracts	Other current assets	$215	Accrued expenses and other current liabilities	$17

At October 27, 2012-Foreign exchange forward contracts	Other current assets	$—	Accrued expenses and other current liabilities	$318
Derivatives designated as hedging instruments:
At November 2, 2013-Interest rate swap	Other noncurrent assets	$—	Other noncurrent liabilities	$816

At November 2, 2013, we had six contracts to purchase Euros for an aggregate notional amount of US$0.1 million maturing in various increments at various dates through January 2014, one contract to purchase United States dollars (“USD”) for an aggregate notional amount of Canadian dollars (“CAD”) $0.1 million maturing in November 2013 and 72 contracts to purchase USD for an aggregate notional amount of pounds Sterling (“GBP”) £18.7 million maturing in various increments at various dates through April 2014.  For the three and nine months ended November 2, 2013, we recognized a net pre-tax loss of $0.7 million and a net pre-tax gain of $0.5 million, respectively, in cost of sales in the condensed consolidated statement of earnings for our derivative financial instruments not designated as cash flow hedges.

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

At October 27, 2012, we had five contracts to purchase Euros for an aggregate notional amount of US$0.7 million maturing in various increments at various dates through January 2013, 10 contracts to purchase USD for an aggregate notional amount of CAD $4.6 million maturing in various increments at various dates through March 2013 and 15 contracts to purchase USD for an aggregate notional amount of GBP £10.9 million maturing in various increments at various dates through March 2013.  For the three and nine months ended October 27, 2012, we recognized a net pre-tax loss of $0.7 million and $0.9 million, respectively, in cost of sales in the condensed consolidated statement of earnings for our derivative financial instruments not designated as cash flow hedges.

In August 2013, we entered into a $100.0 million Term Loan due April 2018 with variable-rate interest payments (see Note 4).  To minimize the impact of changes in interest rates on our interest payments, in August 2013, we entered into an interest rate swap agreement with a financial institution to swap variable-rate interest payments for fixed-rate interest payments on a notional amount of $100.0 million.  The interest rate swap agreement matures in April 2018 and has periodic interest

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

settlements, both consistent with the terms of our Term Loan.  We have designated the interest rate swap as a cash flow hedge of the variability of interest payments under the Term Loan due to changes in the LIBOR benchmark interest rate.

Under this agreement, the Company receives a floating rate based on the 1-month LIBOR rate and pays a fixed rate of 3.02% (including the applicable margin of 1.75%) on the outstanding notional amount.  The swap fixed rate was structured to mirror the payment terms of the Term Loan.  At November 2, 2013, the fair value of the interest rate swap was a liability of $0.8 million and was recorded in the Company’s condensed consolidated balance sheet within other noncurrent liabilities with the effective portion of the loss reported as a component of accumulated other comprehensive income.  There was no hedge ineffectiveness during the three months ended November 2, 2013.  Changes in fair value are reclassified from accumulated other comprehensive income into earnings in the same period that the hedged item affects earnings.  Over the next 12 months, approximately $1.0 million of the effective portion of the loss is expected to be reclassified from accumulated other comprehensive income into earnings.

If, at any time, the swap is determined to be ineffective, in whole or in part, due to changes in the interest rate swap or underlying debt agreements, the fair value of the portion of the swap determined to be ineffective will be recognized as a gain or loss in the statement of earnings for the applicable period.

We had no derivative financial instruments with credit-risk-related contingent features underlying the agreements as of November 2, 2013, February 2, 2013 or October 27, 2012, respectively.

14.  Segment Reporting

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

On August 6, 2013, we acquired JA Holding, the parent company of the American clothing brand Joseph Abboud® and a U.S. tailored clothing factory.  Based on the manner in which we manage, evaluate and internally report our operations, we determined that JA Holding is a component of our Men’s Wearhouse brand and therefore has been included in our retail reportable segment.  See Note 3 for additional details on our acquisition.

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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Net sales by brand and reportable segment are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net sales:
MW (1)	$427,625	$407,403	$1,256,057	$1,208,384
Moores	67,467	72,316	195,782	206,155
K&G	72,785	77,316	254,985	270,403
MW Cleaners	7,648	7,006	22,322	20,479
Total retail segment	575,525	564,041	1,729,146	1,705,421

Twin Hill	11,263	8,371	29,199	21,654
Dimensions and Alexandra (UK)	62,102	58,562	154,336	152,775
Total corporate apparel segment	73,365	66,933	183,535	174,429

Total net sales	$648,890	$630,974	$1,912,681	$1,879,850

(1)  MW includes Men’s Wearhouse and Men’s Wearhouse and Tux stores and JA Holding.

The following table sets forth supplemental products and services sales information for us (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net sales:
Men’s tailored clothing product	$229,895	$225,428	$691,218	$683,372
Men’s non-tailored clothing product	168,271	158,313	499,349	491,037
Ladies’ clothing product	16,096	17,951	56,115	60,776
Other	1,723	—	1,723	—

Total retail clothing product	415,985	401,692	1,248,405	1,235,185

Tuxedo rental services	122,177	124,648	368,360	357,261

Alteration services	29,715	30,695	90,059	92,496
Retail dry cleaning services	7,648	7,006	22,322	20,479
Total alteration and other services	37,363	37,701	112,381	112,975

Corporate apparel clothing product	73,365	66,933	183,535	174,429

Total net sales	$648,890	$630,974	$1,912,681	$1,879,850

Operating income by reportable segment and the reconciliation to earnings before income taxes is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Operating income:
Retail	$55,882	$69,014	$172,440	$201,780
Corporate apparel	4,123	3,495	6,906	3,266
Operating income	60,005	72,509	179,346	205,046
Interest income	30	166	332	437
Interest expense	(1,220)	(302)	(2,104)	(1,243)
Earnings before income taxes	$58,815	$72,373	$177,574	$204,240

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

16.  Subsequent Event

On November 26, 2013 we announced that we submitted a proposal to the Board of Directors of Jos. A. Bank Clothiers, Inc. (“Jos. A. Bank”) to acquire all of the outstanding shares of Jos. A. Bank common stock for $55.00 per share in cash, representing an implied enterprise value of approximately $1.2 billion.

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

In March 2013, we announced that we engaged Jefferies & Co. to assist us in evaluating strategic alternatives for our K&G operations.  We believe our core strengths lie primarily in our service culture and specialty men’s apparel retailing, and that we will be better able to focus our efforts on these core operations by taking this action.  During the second quarter of fiscal 2013, based on estimates provided to us by market participants during our review of strategic alternatives for the K&G brand, we concluded that the carrying value of the K&G brand exceeded its fair value.  Based on further analysis, it was determined that the entire carrying value of K&G’s goodwill was impaired, resulting in a non-cash goodwill impairment charge of $9.5 million in the second quarter of fiscal 2013.

On August 6, 2013, we acquired JA Holding, Inc. (“JA Holding”), the parent company of the American clothing brand Joseph Abboud® and a U.S. tailored clothing factory, for approximately $97.5 million in cash consideration, subject to certain adjustments.  The total net cash consideration paid after these adjustments was approximately $95.7 million.  We believe this transaction will accelerate our strategy of offering exclusive brands with broad appeal at attractive prices.  JA Holding is a component of our Men’s Wearhouse brand and therefore has been included in our retail reportable segment.

On November 26, 2013 we announced that we submitted a proposal to the Board of Directors of Jos. A. Bank Clothiers, Inc. (“Jos. A. Bank”) to acquire all of the outstanding shares of Jos. A. Bank common stock for $55.00 per share in cash, representing an implied enterprise value of approximately $1.2 billion.

Refer to Note 14 of Notes to Condensed Consolidated Financial Statements for additional information and disclosures regarding our reportable segments and the discussion included in “Results of Operations” below.

Overview

Highlights of our performance for the quarter ended November 2, 2013 compared to the quarter ended October 27, 2012 are presented below, followed by a more comprehensive discussion under “Results of Operations”:

•                  Revenues for the third quarter of 2013 increased by $17.9 million or 2.8%, to $648.9 million compared to revenues of $631.0 million in the third quarter of 2012.

•                  Gross margin for the third quarter of 2013 increased by $2.8 million or 1.0%, to $293.5 million compared to $290.7 million in the third quarter of 2012.  Gross margin as a percentage of total net sales for the third quarter of 2013 was 45.2% compared to 46.1% for the third quarter of 2012.

•                  Selling, general and administrative (“SG&A”) expenses for the third quarter of 2013 increased 7.0%, to $233.5 million compared to SG&A expenses of $218.2 million in the third quarter of 2012 and increased 1.4% as a percentage of total net sales as compared to the third quarter of 2012.  Third quarter 2013 SG&A expenses include $7.5 million in acquisition and integration costs related to JA Holding, costs related to strategic projects, separation costs associated with former executives and store closure related charges, partially offset by a gain on the sale of an office building.

•                  Net earnings attributable to common shareholders for the third quarter of 2013 decreased by $10.6 million or 21.8%, to $38.2 million compared to $48.8 million for the third quarter of 2012.

•                  Diluted earnings per common share attributable to common shareholders decreased 16.3% to $0.79 per share for the third quarter of 2013 compared to $0.95 per share for the third quarter of fiscal 2012.  The increase in SG&A expenses in the third quarter of 2013 due to the acquisition and integration costs related to JA Holding, costs related to strategic projects, separation costs associated with former executives and store closure related charges, partially offset by a gain on the sale of an office building resulted in a $0.10 decrease in diluted earnings per share.

Highlights of our performance for the nine months ended November 2, 2013 compared to the nine months ended October 27, 2012 are presented below, followed by a more comprehensive discussion under “Results of Operations”:

•                  Revenues for the first nine months of 2013 increased by $32.8 million or 1.7%, to $1,912.7 million compared to revenues of $1,879.9 million in the first nine months of 2012.

•                  Gross margin for the first nine months of 2013 increased by $15.2 million or 1.8%, to $880.2 million compared to $865.0 million in the first nine months of 2012.  Gross margin as a percentage of total net sales for the first nine months of 2013 was 46.0%, which was flat compared to the first nine months of 2012.

•                  During the first nine months of fiscal 2013, we recorded a non-cash goodwill impairment charge of $9.5 million.

•                  SG&A expenses for the first nine months of 2013 increased 4.8%, to $691.4 million compared to SG&A expenses of $660.0 million in the first nine months of 2012 and increased 1.0% as a percentage of total net sales as compared to the first nine months of 2012.  In the first nine months of 2013, SG&A expenses include $10.4 million in acquisition and integration costs related to JA Holding, costs related to strategic projects, separation costs associated with former executives and store closure related charges, partially offset by a gain on the sale of an office building.

•                  Net earnings attributable to common shareholders for the first nine months of 2013 decreased by $20.9 million or 15.5%, to $114.2 million compared to $135.1 million for the first nine months of 2012.

•                  Diluted earnings per common share attributable to common shareholders decreased 12.4% to $2.29 per share for the first nine months of 2013 compared to $2.62 per share for the first nine months of fiscal 2012.  The increase in SG&A expenses in the first nine months of 2013 due to the acquisition and integration costs related to JA Holding, a non-cash goodwill impairment charge, costs related to strategic projects, separation costs associated with former executives and store closure related charges, partially offset by a gain on the sale of an office building resulted in a $0.26 decrease in diluted earnings per share.

•                  Net cash provided by our operating activities for the first nine months of 2013 was $159.4 million compared to $166.5 million for the first nine months of 2012.  We held cash and cash equivalent balances of $64.8 million at November 2, 2013, $156.1 million at February 2, 2013 and $138.0 million at October 27, 2012.

•                  During the first nine months of 2013, we paid cash dividends of $27.0 million.

•                  During the first nine months of 2013, we repurchased 4,147,983 shares of our common stock for $152.1 million.

Store data

The following table presents information with respect to retail apparel stores in operation during each of the respective fiscal periods:

	For the Three Months Ended		For the Nine Months Ended		For the Year Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012	February 2, 2013

Stores open at beginning of period:	1,137	1,153	1,143	1,166	1,166
Opened	6	13	21	21	37
Closed	(10)	(22)	(31)	(43)	(60)
Stores open at end of period	1,133	1,144	1,133	1,144	1,143

Stores open at end of period:
Men’s Wearhouse	658	625	658	625	638
Men’s Wearhouse and Tux	261	303	261	303	288
Moores	120	118	120	118	120
K&G	94	98	94	98	97
	1,133	1,144	1,133	1,144	1,143

During the first nine months of 2013, we opened 21 stores (20 Men’s Wearhouse stores and one K&G store) and closed 31 stores (four K&G stores due to substandard performance and 27 Men’s Wearhouse and Tux stores: 15 due to lease expiration and 12 due to substandard performance).

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

Results of Operations

For the Three Months Ended November 2, 2013 compared to the Three Months Ended October 27, 2012

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	For the Three Months Ended (1)
	November 2,	October 27,
	2013	2012
Net sales:
Retail clothing product	64.1%	63.7%
Tuxedo rental services	18.8	19.8
Alteration and other services	5.8	6.0
Total retail sales	88.7	89.4
Corporate apparel clothing product sales	11.3	10.6
Total net sales	100.0%	100.0%
Cost of sales (2):
Retail clothing product	43.6	43.9
Tuxedo rental services	15.8	13.2
Alteration and other services	76.0	74.3
Occupancy costs	12.8	12.6
Total retail cost of sales	52.6	51.8
Corporate apparel clothing product cost of sales	71.9	71.8
Total cost of sales	54.8	53.9
Gross margin (2):
Retail clothing product	56.4	56.1
Tuxedo rental services	84.2	86.8
Alteration and other services	24.0	25.7
Occupancy costs	(12.8)	(12.6)
Total retail gross margin	47.4	48.2
Corporate apparel clothing product gross margin	28.1	28.2
Total gross margin	45.2	46.1
Selling, general and administrative expenses	36.0	34.6
Operating income	9.3	11.5
Interest income	0.0	0.0
Interest expense	(0.2)	(0.0)
Earnings before income taxes	9.1	11.5
Provision for income taxes	3.1	3.7
Net earnings including non-controlling interest	5.9	7.8
Net earnings attributable to non-controlling interest	0.0	0.0
Net earnings attributable to common shareholders	5.9%	7.7%

(1)         Percentage line items may not sum to totals due to the effect of rounding.

(2)         Calculated as a percentage of related sales.

Total net sales increased $17.9 million or 2.8%, to $648.9 million for the third quarter of 2013 as compared to the third quarter of 2012.

Total retail sales increased $11.5 million or 2.0%, to $575.5 million for the third quarter of 2013 as compared to the third quarter of 2012 due mainly to a $14.3 million increase in retail clothing product revenues offset by a $2.5 million decrease in tuxedo rental services revenues.  The net increase is attributable to the following:

(in millions)	Amount Attributed to
$9.6	2.6% increase in comparable sales at Men’s Wearhouse/Men’s Wearhouse and Tux.
(1.5)	2.4% decrease in comparable sales at Moores.
(3.1)	4.4% decrease in comparable sales at K&G.
(4.9)	Decrease in net sales not included in comparable sales due to the “calendar shift” discussed below.
9.1	Increase from net sales of stores opened in 2012, relocated stores and expanded stores not yet included in comparable sales.
6.3	Increase in net sales from 21 new stores opened in 2013.
(6.6)	Decrease in net sales resulting from closed stores.
2.6	Other.
$11.5	Increase in total retail sales.

Comparable sales exclude the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period and include e-commerce net sales, beginning in fiscal 2013.  The inclusion of e-commerce net sales did not have a significant effect on comparable sales.  The increase at Men’s Wearhouse/Men’s Wearhouse and Tux resulted from increased average unit retails (net selling prices) for clothing and increased average transactions per store that more than offset decreased units sold per transaction.  In addition, tuxedo rental service revenues decreased due to decreased unit rentals and decreased tuxedo fees that more than offset an increase in the average per unit rental price.  The decrease at Moores was driven by decreased units sold per transaction and decreased average transactions per store that more than offset increased average unit retails.  The decrease at K&G was driven by decreased average unit retails and decreased average transactions per store that more than offset increased units sold per transaction.  Because fiscal 2012 was a 53-week fiscal year, comparable sales for the 52 weeks of fiscal 2013 are calculated using the trailing (or comparable) 52 weeks of fiscal 2012.  This “calendar shift” resulted in a $4.9 million decrease in net sales for the third quarter of 2013 being excluded from the comparable sales changes shown in the table above.  If comparable sales for the third quarter of 2013 are calculated by comparison to the 13 weeks included in the third quarter of 2012 (rather than the trailing 13 weeks), comparable sales would have increased 1.6% at Men’s Wearhouse/Men’s Wearhouse and Tux, and decreased 3.6% at Moores and 4.2% at K&G.

Total corporate apparel clothing product sales increased $6.4 million for the third quarter of 2013 as compared to the third quarter of 2012.  UK corporate apparel sales increased $3.5 million due mainly to a higher level of customer-directed new uniform rollouts this year compared to last year.  U.S. corporate apparel sales increased $2.9 million, due primarily to increased sales from new customer rollouts and existing customer programs.

Our gross margin was as follows:

	For the Three Months Ended
	November 2,	October 27,
	2013	2012
Gross margin (in thousands)	$293,502	$290,697

Gross margin as a percentage of related sales:
Retail gross margin:
Clothing product	56.4%	56.1%
Tuxedo rental services	84.2%	86.8%
Alteration and other services	24.0%	25.7%
Occupancy costs	(12.8)%	(12.6)%
Total retail gross margin	47.4%	48.2%

Corporate apparel clothing product gross margin	28.1%	28.2%

Total gross margin	45.2%	46.1%

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

In the retail segment, total gross margin as a percentage of related sales decreased from 48.2% in the third quarter of 2012 to 47.4% in the third quarter of 2013.  On an absolute dollar basis total retail segment gross margin increased $1.1 million or 0.4% from the same prior year quarter to $272.9 million in the third quarter of 2013.  Retail clothing product margin increased from 56.1% in the third quarter of 2012 to 56.4% in the third quarter of 2013 due primarily to increased average unit retails.  On an absolute dollar basis retail clothing product margin increased $9.4 million.  Tuxedo rental services margin decreased from 86.8% in the third quarter of 2012 to 84.2% in the third quarter of 2013 due mainly to higher per unit rental costs and increased royalty expenses.  On an absolute dollar basis tuxedo rental services margin decreased $5.3 million.  Alteration and other services margin decreased from 25.7% in the third quarter of 2012 to 24.0% in the third quarter of 2013 due mainly to decreased alteration sales and higher alteration costs.  Occupancy costs, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, increased from 12.6% in the third quarter of 2012 to 12.8% in the third quarter of 2013 primarily due to slight deleveraging of rent and depreciation expense.  On an absolute dollar basis occupancy costs increased $2.3 million primarily due to higher rent and depreciation expense.

In the corporate apparel segment, total gross margin as a percentage of related sales decreased slightly from 28.2% in the third quarter of 2012 to 28.1% in the third quarter of 2013 mainly as a result of changes in the sales mix.  On an absolute dollar basis, corporate apparel gross margin increased $1.7 million as the impact of sales mix changes was more than offset by increased sales.

SG&A expenses increased to $233.5 million in the third quarter of 2013 from $218.2 million in the third quarter of 2012, an increase of $15.3 million or 7.0%.  As a percentage of total net sales, these expenses increased from 34.6% in the third quarter of 2012 to 36.0% in the third quarter of 2013.  The components of this 1.4% net increase in SG&A expenses as a percentage of total net sales and the related absolute dollar changes were as follows:

%	Attributed to
(0.0)	Advertising expense as a percentage of sales remained flat at 3.5% in the third quarter of 2012 and the third quarter of 2013. On an absolute dollar basis, advertising expense increased $0.6 million.
(0.3)

Decrease in store salaries as a percentage of sales from 12.3% in the third quarter of 2012 to 12.0% in the third quarter of 2013. Store salaries on an absolute dollar basis were flat compared to the same period last year.

1.7

Increase in other SG&A expenses as a percentage of sales from 18.8% in the third quarter of 2012 to 20.5% in the third quarter of 2013. On an absolute dollar basis, other SG&A expenses increased $14.7 million with $5.8 million primarily due to increased employee related costs and non-store payroll costs and $7.5 million due to the acquisition and integration costs related to JA Holding, costs related to strategic projects, separation costs associated with former executives and store closure related charges, partially offset by a gain on the sale of an office building.

1.4%	Total

In the retail segment, SG&A expenses as a percentage of related net sales increased from 36.0% in the third quarter of 2012 to 37.7% in the third quarter of 2013.  On an absolute dollar basis, retail segment SG&A expenses increased $14.2 million primarily due to increased employee related costs as well as $7.1 million due to the acquisition and integration costs related to JA Holding, costs related to strategic projects, separation costs associated with a former executive and store closure related charges, partially offset by a gain on the sale of an office building.

In the corporate apparel segment, SG&A expenses as a percentage of related net sales decreased from 22.9% in the third quarter of 2012 to 22.5% in the third quarter of 2013.  On an absolute dollar basis, corporate apparel segment SG&A expenses increased $1.1 million primarily due to higher UK operating expenses and separation costs associated with a former executive in the U.S.

Corporate apparel segment operating income of $4.1 million for the third quarter of 2013 includes $4.3 million of operating income in the UK and is offset by $0.2 million of operating losses in the U.S.

Our effective income tax rate increased from 32.2% for the third quarter of 2012 to 34.6% for the third quarter of 2013 mainly due to the reduced benefit related to audit settlements and closed statutes of limitation and a one-time adjustment in the prior year period.  The effective tax rate for the third quarter of fiscal 2013 was lower than the statutory U.S. federal rate of 35% due to tax rate effects from lower foreign statutory tax rates imposed on our foreign operations and recognition of previously unrecognized tax benefits and related accrued interest from expirations of statutes of limitations, partially offset by the unfavorable tax rate effect of state income taxes.  The effective tax rate for the third quarter of fiscal 2012 was lower than the statutory U.S. federal rate of 35% due to the favorable tax rate effects from lower foreign statutory tax rates imposed on our foreign operations, benefits from the conclusion of various income tax audits and recognition of previously unrecognized tax benefits and related accrued interest from expirations of statutes of limitations, partially offset by the unfavorable tax rate effect of state income taxes.

These factors resulted in net earnings attributable to common shareholders of $38.2 million or 5.9% of net sales for the third quarter of 2013, compared with net earnings of $48.8 million or 7.7% of net sales for the third quarter of 2012.

For the Nine Months Ended November 2, 2013 compared to the Nine Months Ended October 27, 2012

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	For the Nine Months Ended (1)
	November 2,	October 27,
	2013	2012
Net sales:
Retail clothing product	65.3%	65.7%
Tuxedo rental services	19.3	19.0
Alteration and other services	5.9	6.0
Total retail sales	90.4	90.7
Corporate apparel clothing product sales	9.6	9.3
Total net sales	100.0%	100.0%
Cost of sales (2):
Retail clothing product	43.6	44.5
Tuxedo rental services	15.3	13.6
Alteration and other services	76.3	74.1
Occupancy costs	12.6	12.3
Total retail cost of sales	52.3	52.2
Corporate apparel clothing product cost of sales	69.9	71.1
Total cost of sales	54.0	54.0
Gross margin (2):
Retail clothing product	56.4	55.5
Tuxedo rental services	84.7	86.4
Alteration and other services	23.7	25.9
Occupancy costs	(12.6)	(12.3)
Total retail gross margin	47.7	47.8
Corporate apparel clothing product gross margin	30.1	28.9
Total gross margin	46.0	46.0
Goodwill impairment charge	0.5	0.0
Selling, general and administrative expenses	36.1	35.1
Operating income	9.4	10.9
Interest income	0.0	0.0
Interest expense	(0.1)	(0.1)
Earnings before income taxes	9.3	10.9
Provision for income taxes	3.3	3.7
Net earnings including non-controlling interest	6.0	7.2
Net earnings attributable to non-controlling interest	0.0	0.0
Net earnings attributable to common shareholders	6.0%	7.2%

(1)         Percentage line items may not sum to totals due to the effect of rounding.

(2)         Calculated as a percentage of related sales.

Total net sales increased $32.8 million or 1.7%, to $1,912.7 million for the first nine months of 2013 as compared to the first nine months of 2012.

Total retail sales increased $23.7 million or 1.4%, to $1,729.1 million due mainly to a $13.2 million increase in retail clothing product revenues and an $11.1 million increase in tuxedo rental services revenues.  The increases are attributable to the following:

(in millions)	Amount Attributed to
$18.1	1.6% increase in comparable sales at Men’s Wearhouse/Men’s Wearhouse and Tux.
(8.8)	4.6% decrease in comparable sales at Moores.
(12.3)	4.8% decrease in comparable sales at K&G.
0.8	Increase in net sales not included in comparable sales due to the “calendar shift” discussed below.
33.8	Increase from net sales of stores opened in 2012, relocated stores and expanded stores not yet included in comparable sales.
11.1	Increase in net sales from 21 new stores opened in 2013.
(19.3)	Decrease in net sales resulting from closed stores.
0.3	Other.
$23.7	Increase in total retail sales.

Comparable sales exclude the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period and include e-commerce net sales, beginning in fiscal 2013.  The inclusion of e-commerce net sales did not have a significant effect on comparable sales.  Comparable sales increased at Men’s Wearhouse/Men’s Wearhouse and Tux resulting from increased average unit retails for clothing that more than offset decreased average transactions per store and decreased units sold per transaction.  In addition, tuxedo rental service revenues increased due to an increase in average per unit rental price that more than offset decreased unit rentals and decreased tuxedo fees.  The decrease at Moores was driven by decreased units sold per transaction and decreased average transactions per store for clothing product that more than offset increased average unit retails.  The decrease at K&G was driven by decreased average transactions per store and decreased average unit retails that more than offset increased units sold per transaction.  Because fiscal 2012 was a 53-week fiscal year, comparable sales for the 52 weeks of fiscal 2013 are calculated using the trailing (or comparable) 52 weeks of fiscal 2012.  This “calendar shift” resulted in a $0.8 million increase in net sales for the first nine months of 2013 being excluded from the comparable sales changes shown in the table above.  If comparable sales for the first nine months of 2013 are calculated by comparison to the 39 weeks included in the first nine months of 2012 (rather than the trailing 39 weeks), comparable sales would have increased 1.9% at Men’s Wearhouse/Men’s Wearhouse and Tux and decreased 4.1% at Moores and 4.9% at K&G.

Total corporate apparel clothing product sales increased $9.1 million, to $183.5 million.  UK corporate apparel sales increased $1.6 million due to a higher level of customer-directed new uniform rollouts this year compared to last year partially offset by a weaker pound Sterling this year compared to last year.  U.S. corporate apparel sales increased $7.5 million due primarily to increased sales from new customer rollouts and existing customer programs.

Our gross margin was as follows:

	For the Nine Months Ended
	November 2,	October 27,
	2013	2012
Gross margin (in thousands)	$880,216	$865,003

Gross margin as a percentage of related sales:
Retail gross margin:
Clothing product	56.4%	55.5%
Tuxedo rental services	84.7%	86.4%
Alteration and other services	23.7%	25.9%
Occupancy costs	(12.6)%	(12.3)%
Total retail gross margin	47.7%	47.8%

Corporate apparel clothing product gross margin	30.1%	28.9%

Total gross margin	46.0%	46.0%

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

In the retail segment, total gross margin as a percentage of related sales decreased slightly from 47.8% in the first nine months of 2012 to 47.7% in the first nine months of 2013.  On an absolute dollar basis total retail segment gross margin increased $10.4 million or 1.3% from the same prior year period to $825.0 million in the first nine months of 2013.  Retail clothing product margin increased from 55.5% in the first nine months of 2012 to 56.4% in the first nine months of 2013 due primarily to increased average unit retails.  On an absolute dollar basis retail clothing product margin increased $17.9 million.  Tuxedo rental services margin decreased from 86.4% in the first nine months of 2012 to 84.7% in the first nine months of 2013 due mainly to increased royalty expenses and higher per unit rental costs.  On an absolute dollar basis tuxedo rental services margin increased $3.5 million.  Alteration and other services margin decreased from 25.9% in the first nine months of 2012 to 23.7% in the first nine months of 2013 due mainly to decreased alteration sales and higher alteration costs.  Occupancy costs, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, increased from 12.3% in the first nine months of 2012 to 12.6% in the first nine months of 2013 primarily due to slight deleveraging of rent and depreciation expense.  On an absolute dollar basis, occupancy costs increased $8.3 million primarily due to higher rent and depreciation expense.

In the corporate apparel segment, total gross margin as a percentage of related sales increased from 28.9% in the first nine months of 2012 to 30.1% in the first nine months of 2013 mainly due to foreign currency gains recognized on our derivative financial instruments not designated as cash flow hedges associated with our UK-based operations and changes in the sales mix.  On an absolute dollar basis, corporate apparel gross margin increased $4.8 million.

During the first nine months of fiscal 2013, based on estimates provided to us by market participants during our review of strategic alternatives for the K&G brand, we concluded that the carrying value of the K&G brand exceeded its fair value.  Based on further analysis, it was determined that the entire carrying value of K&G’s goodwill was impaired resulting in a non-cash goodwill impairment charge of $9.5 million.

SG&A expenses increased to $691.4 million in the first nine months of 2013 from $660.0 million in the first nine months of 2012, an increase of $31.4 million or 4.8%.  As a percentage of total net sales, these expenses increased from 35.1% in the first nine months of 2012 to 36.1% in the first nine months of 2013.  The components of this 1.0% net increase in SG&A expenses as a percentage of total net sales and the related absolute dollar changes were as follows:

%	Attributed to
0.0

Advertising expense as a percentage of sales remained flat at 3.6% in the first nine months of 2012 and the first nine months of 2013. On an absolute dollar basis, advertising expense increased $1.5 million.

(0.2)

Decrease in store salaries as a percentage of sales from 12.5% in the first nine months of 2012 to 12.3% in the first nine months of 2013. Store salaries on an absolute dollar basis increased $0.4 million.

1.2

Increase in other SG&A expenses as a percentage of sales from 19.0% in the first nine months of 2012 to 20.2% in the first nine months of 2013. On an absolute dollar basis, other SG&A expenses increased $29.5 million with $14.5 million primarily due to increased employee related and non-store payroll costs and $10.4 million due to the acquisition and integration costs related to JA Holding, costs related to strategic projects, separation costs associated with former executives and store closure related charges, partially offset by a gain on the sale of an office building.

1.0%	Total

In the retail segment, SG&A expenses as a percentage of related net sales increased from 35.9% in the first nine months of 2012 to 37.2% in the first nine months of 2013.  On an absolute dollar basis, retail segment SG&A expenses increased $30.2 million primarily due to increased employee related and non-store payroll costs and advertising expense, as well as, $10.0 million due to the acquisition and integration costs related to JA Holding, costs related to strategic projects, separation costs associated with a former executive and store closure related charges, partially offset by a gain on the sale of an office building.

In the corporate apparel segment, SG&A expenses as a percentage of related net sales decreased from 27.1% in the first nine months of 2012 to 26.3% in the first nine months of 2013.  On an absolute dollar basis, corporate apparel segment SG&A expenses increased $1.2 million primarily due to higher U.S. operating expenses which includes separation costs associated with a former executive.

Corporate apparel segment operating income of $6.9 million for the first nine months of 2013 includes $6.3 million of operating income in the UK and $0.6 million of operating income in the U.S.

Our effective income tax rate increased from 33.8% for the first nine months of 2012 to 35.6% for the first nine months of 2013 mainly due to the reduced benefit related to audit settlements and closed statutes of limitation and a one-time adjustment in the prior year period.  The effective tax rate for the first nine months of 2013 was higher than the statutory U.S. federal rate of 35% due to tax rate effects from state income taxes, offset partially by the lower foreign statutory tax rates imposed on our foreign operations and recognition of previously unrecognized tax benefits and related accrued interest from expirations of statutes of limitations.  The effective tax rate for the first nine months of 2012 was lower than the statutory U.S. federal rate of 35% due to the favorable tax rate effects from lower foreign statutory tax rates imposed on our foreign operations, benefits from the conclusion of various income tax audits and recognition of previously unrecognized tax benefits and related accrued interest from expirations of statutes of limitations, partially offset by the unfavorable tax rate effect of state income taxes.

These factors resulted in net earnings attributable to common shareholders of $114.2 million or 6.0% of net sales for the first nine months of 2013, compared with net earnings of $135.1 million or 7.2% of net sales for the first nine months of 2012.

Liquidity and Capital Resources

At November 2, 2013, February 2, 2013 and October 27, 2012, cash and cash equivalents totaled $64.8 million, $156.1 million and $138.0 million, respectively.  We had working capital of $509.3 million, $561.0 million and $588.6 million at November 2, 2013, February 2, 2013 and October 27, 2012, respectively.  Our primary sources of working capital are cash flows from operations and available borrowings under our Credit Agreement (as defined below).  The $51.7 million decrease in working capital at November 2, 2013 compared to February 2, 2013 was due mainly to purchases of common stock made during the first nine months of 2013.

Credit Facilities

On April 12, 2013, we entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) with a group of banks to amend and restate our existing credit facility, which provided us with a revolving credit facility that was scheduled to mature on January 26, 2016.

On August 6, 2013, we borrowed $100.0 million under the term loan (the “Term Loan”) provision of our Credit Agreement, which will be repaid over five years, with 10% payable annually in quarterly installments and the remainder due at maturity.  The interest rate on the Term Loan is based on the monthly LIBOR rate plus 1.75%.  Proceeds from the Term Loan were used to fund the acquisition of JA Holding.  In conjunction with the Term Loan, we also entered into an interest rate swap for $100.0 million, in which the variable rate payments due under the Term Loan were exchanged for a fixed rate of 1.27%, resulting in a combined interest rate of 3.02%.

The Credit Agreement provides for a total senior revolving credit facility of $300.0 million, with possible future increases to $450.0 million under an expansion feature, which matures on April 12, 2018.  The Credit Agreement is secured by the stock of certain of our subsidiaries.  The Credit Agreement has several borrowing and interest rate options including the following indices:  (i) adjusted LIBO rate, (ii) adjusted EURIBO rate, (iii) CDOR rate, (iv) Canadian prime rate or (v) an alternate base rate (equal to the greater of the prime rate, the federal funds rate plus 0.5% or the adjusted LIBO rate for a one-month period plus 1.0%).  Advances under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin of up to 2.50%.  The Credit Agreement also provides for fees applicable to amounts available to be drawn under outstanding letters of credit which range from 1.75% to 2.50%, and a fee on unused commitments which ranges from 0.35% to 0.50%.  As of November 2, 2013, there were no borrowings outstanding under the senior revolving credit facility.

The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain certain financial ratios.  The restrictive provisions in the Credit Agreement reflect an overall covenant structure that is generally representative of a commercial loan made to an investment-grade company.  Our debt, however, is not rated and we have not sought, and are not seeking, a rating of our debt.  We were in compliance with the covenants in the Credit Agreement as of November 2, 2013.

We utilize letters of credit primarily to secure inventory purchases and as collateral for workers’ compensation claims.  At November 2, 2013, letters of credit totaling approximately $22.6 million were issued and outstanding.   Borrowings available under our Credit Agreement at November 2, 2013 were $277.4 million.

Cash flow activities

Operating activities — Our primary source of operating cash flow is from sales to our customers.  Our primary uses of cash include clothing product inventory and tuxedo rental product purchases, personnel related expenses, occupancy costs, advertising costs and income tax payments.  Our operating activities provided net cash of $159.4 million in the first nine months of 2013, due mainly to net earnings, adjusted for non-cash charges, an increase in accounts payable, accrued expenses and other current liabilities, offset by increases in inventories and tuxedo rental product.

•                  The increase in accounts payable, accrued expenses and other current liabilities was primarily due to the timing of vendor payments for inventory.

•                  Inventories increased primarily due to inventory builds for seasonal fourth quarter retail sales and the impact of new Men’s Wearhouse stores.

•                  Tuxedo rental product increased from purchases of new Vera Wang product offerings and replenishment product to support the continued growth of our tuxedo rental business.

During the first nine months of 2012, our operating activities provided net cash of $166.5 million, due mainly to net earnings, adjusted for non-cash charges, and an increase in accounts payable, accrued expenses and other current liabilities, offset by increases in accounts receivable, inventories and tuxedo rental product.

•                  The increase in accounts payable, accrued expenses and other current liabilities was primarily due to the timing of vendor payments for inventory and tuxedo product purchases.

•                  The increase in accounts receivable was primarily due to an increase in UK sales during the September/October 2012 period as compared to the December 2011/January 2012 period when sales were lower than usual due to Dimensions and Alexandra integration activities during those months.

•                  Inventories increased primarily due to retail sales increases, inventory builds for seasonal fourth quarter retail sales and corporate apparel product builds from scheduled fourth quarter rollouts of customer uniform programs.

•                  Tuxedo rental product increased from purchases of new product offerings and replenishment product to support the continued growth of our tuxedo rental business.

Investing activities — Our cash outflows from investing activities are primarily for capital expenditures.  Additionally, during the first nine months of 2013, we completed the acquisition of JA Holding for approximately $95.7 million.  During the first nine months of 2013 and 2012, our investing activities used net cash of $173.1 million and $90.1 million, respectively.  Our capital expenditures relate to costs incurred for stores opened, remodeled or relocated during the period or under construction at the end of the period, office and distribution facility additions and infrastructure technology investments.

Financing activities — Our cash outflows from financing activities consist primarily of repurchases of common stock and cash dividend payments, while cash inflows from financing activities consist primarily of proceeds from our Term Loan and proceeds from the issuance of common stock.  During the first nine months of 2013, our financing activities used net cash of $74.9 million due mainly to the repurchase of common stock of $152.1 million and cash dividends paid of $27.0 million, offset by $100.0 million in proceeds from our Term Loan and $8.3 million in proceeds from the issuance of common stock.  Our financing activities used net cash of $63.9 million for the first nine months of 2012, due mainly to the repurchase of common stock of $41.3 million and cash dividends paid of $27.8 million, offset by $6.9 million in proceeds from the issuance of common stock.

Share repurchase program — In March 2013, the Board of Directors (the “Board”) approved a $200.0 million share repurchase program for our common stock.  This approval amended and replaced our existing $150.0 million share repurchase program authorized by the Board in January 2011, which had a remaining authorization of $45.2 million at the time of amendment.

In July 2013, we entered into an accelerated share repurchase agreement (“ASR Agreement”) with J.P. Morgan Securities LLC (“JPMorgan”), as agent for JPMorgan Chase Bank, National Association, London Branch, to purchase $100.0 million of our common stock.  In July, we paid $100.0 million to JPMorgan and received an initial delivery of 2,197,518 shares.  The value of the initial shares received was approximately $85.0 million, reflecting a $38.68 price per share which was recorded as a retirement of the shares for purposes of calculating earnings per share at that time.  In September 2013, JPMorgan delivered an additional 455,769 shares valued at approximately $15.0 million, reflecting a $32.91 price per share which was recorded as a retirement of the shares for purposes of calculating earnings per share and reduced our shares outstanding as of November 2, 2013.

In addition to the ASR Agreement, during the first nine months of fiscal 2013, 1,489,318 shares at a cost of $52.0 million were repurchased in open market transactions at an average price per share of $34.89 under the Board’s March 2013 authorization.  At November 2, 2013, the remaining balance available under the Board’s March 2013 authorization was $48.0 million.

During the first nine months of fiscal 2012, 1,121,484 shares at a cost of $41.0 million were repurchased at an average price per share of $36.59 under the January 2011 authorization.

During the nine months ended November 2, 2013 and October 27, 2012, 5,378 shares and 7,041 shares, respectively, at a cost of $0.2 million and $0.3 million, respectively, were repurchased at an average price per share of $30.03 and $37.28, respectively, in private transactions to satisfy tax withholding obligations arising upon the vesting of certain restricted stock.

The following table summarizes our total common stock repurchases (in thousands, except share data and average price per share):

	For the Nine Months Ended
	November 2, 2013	October 27, 2012

Shares repurchased	4,147,983	1,128,525
Total costs	$152,129	$41,296
Average price per share	$36.68	$36.59

For the nine months ended November 2, 2013 and October 27, 2012, 9,482 treasury shares and 6,295 treasury shares, respectively, of our common stock were reissued pursuant to a two-year services agreement with an unrelated third party.  The fair value of the common stock issued during the nine months ended November 2, 2013 and October 27, 2012 was approximately $0.3 million and $0.2 million, respectively.

Dividends — Cash dividends paid were approximately $27.0 million and $27.8 million for the nine months ended November 2, 2013 and October 27, 2012, respectively.

In October 2013, our Board of Directors declared a quarterly cash dividend of $0.18 per share payable on December 27, 2013 to shareholders of record at close of business on December 17, 2013.

Future sources and uses of cash

Our primary use of cash is to finance working capital requirements of our operations.  In addition, we will use cash to fund capital expenditures, income taxes, dividend payments, repurchases of common stock, operating leases and various other commitments and obligations, as they arise.

Capital expenditures are anticipated to be in the range of $100.0 to $108.0 million for 2013.  This amount includes the anticipated costs of opening approximately 22 to 26 new Men’s Wearhouse stores, one new Moores store and one new K&G store in 2013.  The balance of the capital expenditures for 2013 will be used for telecommunications, point-of-sale and other computer equipment and systems, store relocations, remodeling and expansion, distribution and office facilities and investment in other corporate assets.  The actual amount of future capital expenditures will depend in part on the number of new stores opened and the terms on which new stores are leased, as well as on industry trends consistent with our anticipated operating plans.

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

On November 26, 2013 we announced that we submitted a proposal to the Board of Directors of Jos. A. Bank to acquire all of the outstanding shares of Jos. A. Bank common stock for $55.00 per share in cash, representing an implied enterprise value of approximately $1.2 billion. We intend to finance the transaction with a combination of balance sheet cash and debt financing.

Current domestic and global economic conditions, including high unemployment levels, reduced public sector spending and constrained credit markets, could negatively affect our future operating results as well as our existing cash and cash equivalents balances.  In addition, conditions in the financial markets could limit our access to additional capital resources, if needed, and could increase associated costs.  We believe, based on our current business plan, that our existing cash and cash flows from operations will be sufficient to fund our planned store openings, relocations and remodels, other capital expenditures and operating cash requirements, and that we will be able to maintain compliance with the covenants in our Credit Agreement for at least the next 12 months.  Borrowings available under our Credit Agreement were $277.4 million as of November 2, 2013.

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

In addition, we are exposed to interest rate risk associated with our outstanding indebtedness.  In connection with this indebtedness, we entered into an interest rate swap in which the variable rate payments due under our Term Loan were exchanged for a fixed rate.  Our risk management policy is to hedge our exposure to fluctuations in interest rates using this swap agreement.

As the foreign exchange forward contracts and interest rate swap agreement are with financial institutions, we are exposed to credit risk in the event of nonperformance by these parties.  However, due to the creditworthiness of these major financial institutions, full performance is anticipated.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in foreign currency exchange rates and changes in interest rates.  There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the year ended February 2, 2013.  Refer to Notes 12 and 13 of Notes to Condensed Consolidated Financial Statements, contained herein for disclosures on our investments and derivative financial instruments and Note 4 of Notes to Condensed Consolidated Financial Statements contained herein for disclosures regarding our Credit Agreement.

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

Changes in Internal Controls over Financial Reporting

Other than the events discussed under the JA Holding acquisition below, there were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended November 2, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

JA Holding Acquisition

On August 6, 2013, we acquired JA Holding, the parent company of the American clothing brand Joseph Abboud® and a U.S. tailored clothing factory.  For additional information regarding the acquisition, refer to Note 3 to the Condensed Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 in this Quarterly Report.

The Audit Committee has approved the exclusion of the operations acquired in the JA Holding acquisition from the scope of our Sarbanes-Oxley Section 404 report on internal controls over financial reporting for the year ending February 1, 2014 which is due in March 2014.  We are in the process of implementing our internal control structure over the acquired operations, and expect that this effort will be completed in fiscal 2014.

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

Provisions of our charter documents and our shareholder rights plan could make it more difficult for a third party to acquire us.

Our bylaws contain provisions that could make it harder for a third party to acquire us without the consent of our Board of Directors.  Our Board of Directors has also adopted a shareholder rights plan, or “poison pill,” which would significantly dilute the ownership of a hostile acquirer.  These circumstances may have the effect of lengthening the time required for a person to acquire control of us through a proxy contest or the election of a majority of our Board of Directors, may deter efforts to obtain control of us and may make it more difficult for a third party to acquire us without negotiation.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  The following table presents information with respect to our purchases of common stock made during the quarter ended November 2, 2013 as defined by Rule 10b-18(a)(3) under the Exchange Act:

(c)
			Total	(d)
			Number of	Approximate
			Shares	Dollar Value of
			Purchased	Shares that
			as Part of	May Yet Be
	(a)	(b)	Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased	Per Share	Programs	Programs
(In thousands)
(1)(2)

August 4, 2013 through August 31, 2013	—	$—	—	$48,032

September 1, 2013 through October 5, 2013 (2)	455,769	$32.91	455,769	$48,032

October 6, 2013 through November 2, 2013	—	$—	—	$48,032

Total	455,769	$32.91	455,769	$48,032

(1)  Refer to Note 9 of Notes to Condensed Consolidated Financial Statements for information regarding our share repurchase program.

(2)  In July 2013, we paid $100.0 million under the ASR Agreement and received an initial delivery of 2,197,518 shares of our common stock, representing approximately 85% of the shares expected to be repurchased in connection with the transaction.  In September 2013, we received an additional 455,769 shares of our common stock, completing the repurchases under the ASR Agreement.  As the entire $100.0 million payment made in July 2013 reduced the amount that may yet be purchased under our share repurchase program, the delivery of the additional shares had no impact on the amount that may yet be purchased under our share repurchase program.

ITEM 6 — EXHIBITS

(a)          Exhibits.

Exhibit Number		Exhibit Index

3.1	—

Statement of Designations of Series A Junior Participating Preferred Stock (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2013).

3.2	—	Fifth Amended and Restated Bylaws of The Men’s Wearhouse, Inc. (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2013).
4.1	—

Rights Agreement, dated as of October 10, 2013, between The Men’s Wearhouse, Inc. and American Stock Transfer & Trust Company, LLC as Rights Agent (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2013).

10.1	—

Third Amendment to The Men’s Wearhouse, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 10, 2013).

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

The following financial information from The Men’s Wearhouse, Inc.’s Quarterly Report on Form 10-Q for the three and nine months ended November 2, 2013, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

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

Dated: December 12, 2013	THE MEN’S WEARHOUSE, INC.

	By	/s/ JON W. KIMMINS
Jon W. Kimmins
Executive Vice President, Chief Financial Officer, Treasurer and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number		Exhibit Index

3.1	—

Statement of Designations of Series A Junior Participating Preferred Stock (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2013).

3.2	—	Fifth Amended and Restated Bylaws of The Men’s Wearhouse, Inc. (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2013).
4.1	—

Rights Agreement, dated as of October 10, 2013, between The Men’s Wearhouse, Inc. and American Stock Transfer & Trust Company, LLC as Rights Agent (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2013).

10.1	—

Third Amendment to The Men’s Wearhouse, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 10, 2013).

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

The following financial information from The Men’s Wearhouse, Inc.’s Quarterly Report on Form 10-Q for the three and nine months ended November 2, 2013, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

† This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section.  Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.