Form 10-K
period 2014-02-01
MENS WEARHOUSE INC
filed 2014-04-01
CIK 884217

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2014
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐.    No ☒.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of shares of common stock on the New York Stock Exchange on August 3, 2013, was approximately $1,916.9 million.

The number of shares of common stock of the registrant outstanding on March 21, 2014 was 47,604,629 excluding 137,900 shares classified as Treasury Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated as to
Notice and Proxy Statement for the Annual Meeting of Shareholders scheduled to be held June 18, 2014	Part III: Items 10, 11, 12, 13 and 14

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

Forward-looking statements are not guarantees of future performance and a variety of factors could cause actual results to differ materially from the anticipated or expected results expressed in or suggested by these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to: actions by governmental entities; domestic and international economic activity and inflation; success, or lack thereof, in executing our internal operating plans and new store and new market expansion plans, including integration of acquisitions; performance issues with key suppliers; disruption in buying trends due to homeland security concerns; severe weather; foreign currency fluctuations; government export and import policies; aggressive advertising or marketing activities of competitors; and legal proceedings. Future results will also be dependent upon our ability to continue to identify and complete successful expansions and penetrations into existing and new markets and our ability to integrate such expansions with our existing operations. These forward looking statements are based upon management's current beliefs or expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies and third party approvals, many of which are beyond our control. Refer to "Risk Factors" contained in Part I of this Annual Report on Form 10-K for a more complete discussion of these and other factors that might affect our performance and financial results. These forward-looking statements are intended to convey the Company's expectations about the future, and speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.    BUSINESS

General

The Men's Wearhouse began operations in 1973 as a partnership and was incorporated as The Men's Wearhouse, Inc. (the "Company") under the laws of Texas in May 1974. Our principal corporate and executive offices are located at 6380 Rogerdale Road, Houston, Texas 77072-1624 (telephone number 281-776-7000) and at 6100 Stevenson Blvd., Fremont, California 94538-2490 (telephone number 510-657-9821), respectively. Unless the context otherwise requires, "Company", "we", "us" and "our" refer to The Men's Wearhouse, Inc. and its subsidiaries. References herein to years are to the Company's 52-week or 53-week fiscal year, which ends on the Saturday nearest January 31 in the following calendar year. The periods presented in these financial statements are the fiscal years ended February 1, 2014 ("fiscal 2013"), February 2, 2013 ("fiscal 2012") and January 28, 2012 ("fiscal 2011"). Each of these periods had 52 weeks, except for 2012, which consisted of 53 weeks.

We are one of the largest specialty retailers of men's suits and the largest provider of tuxedo rental product in the United States ("U.S.") and Canada. At February 1, 2014, we operated 1,124 retail stores, with 1,003 stores in the U.S. and 121 stores in Canada. Our U.S. retail stores are operated under the brand names of Men's Wearhouse (661 stores), Men's Wearhouse and Tux (248 stores) and K&G (94 stores) in 50 states and the District of Columbia. Our Canadian stores are operated under the brand name of Moores Clothing for Men ("Moores") in ten provinces. We also conduct retail dry cleaning, laundry and heirlooming operations through MW Cleaners in the Houston, Texas area. On August 6, 2013, we acquired JA Holding, Inc. ("JA Holding"), the parent company of the American clothing brand Joseph Abboud® and a U.S. tailored clothing factory, for $97.5 million in cash consideration, subject to certain adjustments. The total net cash consideration paid after these adjustments was $94.9 million. We believe this transaction will accelerate our strategy of offering exclusive brands with broad appeal at attractive prices. These operations comprise our retail segment.

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

During fiscal 2013, 2012 and 2011, we generated total consolidated net earnings attributable to common shareholders of $83.8 million, $131.7 million and $120.6 million, respectively. Our two reportable segments contributed the following net sales and operating income in each of the last three fiscal years (in thousands):

	Fiscal Year
	2013	2012	2011
Net sales:
Retail	$2,226,422	$2,248,849	$2,139,193
Corporate apparel	246,811	239,429	243,491

Total net sales	$2,473,233	$2,488,278	$2,382,684

Operating income (loss):
Retail	$120,247	$194,679	$189,995
Corporate apparel	9,381	3,889	(4,563)

Operating income.	$129,628	$198,568	$185,432

Additional segment information, together with certain geographical information, is included in Note 15 of Notes to Consolidated Financial Statements contained herein.

Retail Segment

  Overview

In our retail segment, we offer our products and services through our four retail merchandising brands—The Men's Wearhouse, Men's Wearhouse and Tux, Moores and K&G—and the Internet at www.menswearhouse.com. Our stores are located throughout the U.S. and Canada and carry a wide selection of exclusive and non-exclusive merchandise brands. Our retail segment accounted for approximately 90.0%, 90.4% and 89.8% of our total net sales in fiscal 2013, 2012 and 2011, respectively. MW Cleaners, a retail dry cleaning, laundry and heirlooming operation in the Houston, Texas area, is also aggregated in the retail segment as these operations have not had a significant effect on our revenues or expenses. As a result of our acquisition of JA Holding, we now operate a factory located in New Bedford, Massachusetts that manufactures quality tailored clothing including designer suits, tuxedos, sport coats and slacks which we sell in our Men's Wearhouse stores. JA Holding is a component of our Men's Wearhouse brand and therefore has also been included in our retail segment.

Below is a summary of store statistics with respect to our retail apparel stores during each of the respective fiscal years, followed by a brief description of each brand.

	For the Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Stores open at beginning of period:	1,143	1,166	1,192
Opened	25	37	25
Closed	(44)	(60)	(51)

Stores open at end of period	1,124	1,143	1,166

Stores open at end of period:
Men's Wearhouse	661	638	607
Men's Wearhouse and Tux	248	288	343
Moores	121	120	117
K&G	94	97	99

Total	1,124	1,143	1,166

At February 1, 2014, we also operated 35 retail dry cleaning, laundry and heirlooming facilities in the Houston, Texas area.

  Men's Wearhouse/Men's Wearhouse and Tux

Under the Men's Wearhouse brand, we target the male consumer by providing a superior level of customer service and offering a broad selection of exclusive and non-exclusive merchandise brands at regular and sale prices we believe are competitive with specialty and traditional department stores. Our merchandise includes suits, suit separates, sport coats, slacks, formalwear, business casual, sportswear, outerwear, dress shirts, shoes and accessories in classic, modern and slim fits and in a wide range of sizes including a significant selection of "Big and Tall" product. We also offer a full selection of tuxedo rental product. We believe our tuxedo rental program broadens our customer base by drawing first-time and younger customers into our stores; accordingly, our offering includes an expanded merchandise assortment including dress and casual apparel targeted toward the younger customer.

Men's attire is characterized by infrequent and more predictable fashion changes. Therefore, we believe we are not as exposed to trends typical of more fashion-forward apparel retailers where significant markdowns to move out-of-style merchandise are more common. However, our concentration in "wear-to-work" business attire causes our sales to be impacted by macroeconomic trends, particularly unemployment levels. Furthermore, we believe that these market conditions affect us more than other retailers because discretionary spending for items like men's tailored apparel tends to slow sooner and to recover later than that for other retail purchases.

At February 1, 2014, we operated 661 Men's Wearhouse retail apparel stores in 50 states and the District of Columbia with an average square footage of 5,710 per store. These stores are referred to as "Men's Wearhouse stores" or "traditional stores" that offer a full selection of retail merchandise and tuxedo rental product. Men's Wearhouse stores are primarily located in regional strip and specialty retail shopping centers. In fiscal 2013, we opened 23 new Men's Wearhouse stores of which four are Men's Wearhouse outlets.

At February 1, 2014, we also operated another 248 stores in 35 states branded as Men's Wearhouse and Tux that offer a full selection of tuxedo rental product and a limited selection of retail merchandise, including dress and casual apparel targeted toward a younger customer. These stores, referred to as "rental stores", are smaller than our traditional stores, averaging 1,387 square feet per store at February 1, 2014, and are located primarily in regional malls and lifestyle centers. In fiscal 2013, we closed 40 Men's Wearhouse and Tux stores as we continued to experience a consumer driven shifting of rental revenues from the rental stores to our Men's Wearhouse stores located one mile or less in proximity.

Our Men's Wearhouse and Men's Wearhouse and Tux stores accounted for 72.1% of our total retail segment net sales in fiscal 2013, 70.3% in fiscal 2012 and 68.8% in fiscal 2011.

  Moores

Moores is one of Canada's leading specialty retailers of men's apparel. Similar to the Men's Wearhouse stores, Moores stores offer a broad selection of exclusive and non-exclusive merchandise brands at regular and sale prices that we believe are competitive with traditional Canadian specialty and department stores. Moores' merchandise consists of suits, suit separates, sport coats, slacks, formalwear, business casual, sportswear, outerwear, dress shirts, shoes and accessories in classic, modern and slim fits and in a wide range of sizes including a selection of "Big and Tall" product. We also offer tuxedo rentals at all of our Moores stores which we believe broadens our customer base by drawing first-time and younger customers into our stores. To further accommodate these younger tuxedo rental customers, we also offer an expanded merchandise assortment including dress and casual apparel targeted toward a younger customer. As with our Men's Wearhouse stores, Moores' concentration in "wear-to-work" business attire causes our sales to be impacted by macroeconomic trends, particularly unemployment levels. Furthermore, we believe that these market conditions affect us more than other retailers because discretionary spending for items like men's tailored apparel tends to slow sooner and to recover later than that for other retail purchases.

At February 1, 2014, we operated 121 retail apparel stores in ten Canadian provinces averaging 6,358 square feet per store. Moores stores are primarily located in regional strip and specialty retail shopping centers. In fiscal 2013, we opened one new Moores store.

Our Moores stores accounted for 11.4% of our total retail segment net sales in fiscal 2013, 12.2% in fiscal 2012 and 12.5% in fiscal 2011.

  K&G

K&G stores offer a more value-oriented superstore approach that we believe appeals to the more price sensitive customer in the apparel market. K&G offers first-quality, current-season apparel and accessories comparable in quality to that of traditional department stores, at prices we believe are typically up to 70% below the regular prices charged by such stores. K&G's merchandising strategy emphasizes broad assortments across all major categories of both men's and ladies' apparel, including tailored clothing, dress furnishings, sportswear, accessories and shoes and children's apparel in a wide depth of sizes including "Big and Tall" and "Women's plus sizes". This merchandise selection, which includes exclusive and non-exclusive merchandise brands, positions K&G to attract a wide range of customers in each of its markets.

At February 1, 2014, we operated 94 K&G stores in 27 states, 85 of which also offer ladies' career apparel, sportswear, accessories and shoes and children's apparel. K&G stores vary in size from approximately 9,600 to 42,000 total square feet. The average square footage at February 1, 2014 was 23,710 with a 20,000 to 25,000 square foot men's and ladies' superstore prototype. K&G stores are "destination" stores located primarily in second generation strip shopping centers that are easily accessible from major highways and thoroughfares. In fiscal 2013, we opened one new K&G store and closed four K&G stores.

Our K&G stores accounted for 15.1% of our total retail segment net sales in fiscal 2013, 16.3% in fiscal 2012 and 17.5% in fiscal 2011.

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

Our advertising strategy primarily consists of television, email, online (including social networking), mobile, direct mail, telemarketing and bridal shows. We consider our integrated efforts across these channels to be the most effective means of both attracting and reaching potential new customers, as well as reinforcing our positive attributes for our various brands with our existing customer base. Our total annual advertising expenditures for the retail segment were $99.1 million, $92.2 million and $82.0 million in 2013, 2012 and 2011, respectively.

We have a preferred relationship with David's Bridal, Inc., the nation's largest bridal retailer, and TheKnot.com with respect to our tuxedo rental operations. We also have an agreement with Vera Wang that gives us the exclusive right to "Black by Vera Wang" tuxedo products for rental and retail sale.

We also offer our "Perfect Fit" loyalty program to our Men's Wearhouse, Men's Wearhouse and Tux and Moores customers. Under the loyalty program, customers receive points for purchases. Points are equivalent to dollars spent on a one-for-one basis, excluding any sales tax dollars. Upon reaching 500 points, customers are issued a $50 rewards certificate which they may use to make purchases at Men's Wearhouse, Men's Wearhouse and Tux or Moores stores or online at www.menswearhouse.com. We believe that the loyalty program facilitates our ability to cultivate long-term relationships with our customers. All customers who register for our "Perfect Fit" loyalty program are eligible to participate and earn points for purchases. Approximately 82% of sales transactions at our Men's Wearhouse, Men's Wearhouse and Tux and Moores stores were to customers who participated in the loyalty program in fiscal 2013.

  Merchandising

Our retail apparel stores offer a broad selection of exclusive and non-exclusive men's business attire, including a consistent stock of core items (such as basic suits, navy blazers and tuxedos) and a significant selection of "Big and Tall" product. Although basic styles are emphasized, each season's merchandise reflects current fit, fabric and color trends. The broad merchandise selection creates increased sales opportunities by permitting a customer to purchase substantially all of his tailored wardrobe and accessory requirements, including shoes, at our retail apparel stores. Additionally, at Men's Wearhouse stores, if the customer wants an item that is not available at the store our clothing consultants can order it through our website to fulfill the customer's purchasing needs.

Within our tailored clothing, we offer an assortment of styles from a variety of manufacturers and maintain a broad selection of fabrics, colors and sizes, including "Big and Tall" and boys. In addition, at Men's Wearhouse stores, we recently began offering our customers the ability to purchase a custom-made suit which can be produced in approximately three weeks and is unique to each customer's specifications. Based on the experience and expertise of our management, we believe that the depth of selection offered provides us with an advantage over most of our competitors.

Our inventory mix includes business, business casual, casual and formal merchandise designed to meet the demand of our customers. Our assortment includes the classic fit, comprised of pleated pants and a more generous fit, and modern fit, consisting of flat front pants, narrower lapels, side vent jackets and a more tailored but still comfortable fit. In addition, we have expanded our merchandise assortment targeted toward a younger customer in our retail stores with the addition of slim fit clothing, a fit that is much closer to the body producing a slimmer, more flattering look.

During 2013, 2012 and 2011, 56.8%, 57.1% and 57.4%, respectively, of our total retail men's net clothing product sales were attributable to tailored clothing (suits, suit separates, sport coats and slacks) and 43.2%, 42.9% and 42.6%, respectively, were attributable to non-tailored clothing (casual attire, sportswear, shoes, shirts, ties, outerwear and other clothing product sales).

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

  Purchasing and Distribution

We purchase merchandise and tuxedo rental product from approximately 700 vendors. Management does not believe that the loss of any vendor would significantly impact us. While we have no material long-term contracts with our vendors, we believe that we have developed an excellent relationship with our vendors that is supported by consistent purchasing practices.

We purchased approximately 21% and 14% of total U.S. and Canada clothing product purchases, respectively, in fiscal 2013 through our direct sourcing program. We have no long-term merchandise supply contracts and typically transact business on a purchase order-by-purchase order basis either directly with manufacturers and fabric mills or with trading companies. We have developed long-term and reliable relationships with over half of our direct manufacturers and fabric mills, which we believe provides stability, quality and price leverage. We also work with trading companies that support our relationships with vendors for our direct sourced merchandise and contract agent offices that provide administrative functions on our behalf. In addition, the agent offices provide all quality control inspections and ensure that our operating procedures manuals are adhered to by our suppliers.

In addition, as a result of our acquisition of JA Holding, we now operate a factory located in New Bedford, Massachusetts that manufactures quality made in America tailored clothing including designer suits, tuxedos, sport coats and slacks which we sell in our Men's Wearhouse stores. We also plan to sell similar merchandise in our Moores stores, which will be produced by a third party in Canada, not JA Holding.

During 2013, approximately 90% of our direct sourced merchandise was sourced in Asia (78% from China and Indonesia) while 3% was sourced in Mexico and 7% was sourced in Europe and other regions. All of our foreign purchases are negotiated and paid for in U.S. dollars, except purchases from Italy which are negotiated and paid for in Euros. All direct sourcing vendors are expected to adhere to our compliance program. To oversee compliance, we have a direct sourcing compliance department and we also use the services of an outside audit company to conduct frequent vendor audits.

All retail apparel merchandise for Men's Wearhouse and Men's Wearhouse and Tux stores is received into our distribution center located in Houston, Texas, where it is either placed in back-stock or allocated to and picked by store for shipping. In the majority of our larger markets, we also have separate hub facilities or space within certain Men's Wearhouse stores used as redistribution facilities for their respective areas. Approximately 36% of purchased merchandise is transported to our K&G stores from our Houston distribution center; all other merchandise is direct shipped by vendors to the stores. Most purchased merchandise for our Moores stores is distributed to the stores from our distribution center in Montreal, Quebec.

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

  Competition

Our primary competitors include traditional department stores, specialty men's clothing stores, online retailers, off-price retailers, manufacturer-owned and independently-owned outlet stores and their e-commerce channels and independently owned tuxedo rental stores. We believe that the principal competitive factors in the menswear market are merchandise assortment, quality, price, garment fit, merchandise presentation, store location and customer service, including on-site tailoring.

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

Corporate Apparel Segment

  Overview

Our corporate apparel segment provides corporate clothing uniforms and workwear to workforces with operations conducted by Twin Hill in the U.S. and by our UK holding company operating under the Dimensions, Alexandra and Yaffy brands primarily in the UK. We offer our corporate apparel clothing products through multiple channels including managed corporate accounts, catalogs and the internet at www.dimensions.co.uk and www.alexandra.co.uk. We offer a wide variety of customer branded apparel such as shirts, blouses, trousers, skirts and suits as well as a wide range of other products from aprons to safety vests to high visibility police outerwear. With respect to our managed contracts, we generally provide complete management of our customers' corporate clothing programs from design, fabric buying and manufacture to measuring, product roll-outs and ongoing stock replacement and replenishment. The corporate apparel segment accounted for approximately 10.0%, 9.6% and 10.2% of our total net sales in fiscal 2013, 2012 and 2011, respectively.

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

During fiscal 2013, no one customer accounted for 10% or more of our total corporate apparel net sales. Management does not believe that the loss of any customer would significantly impact us.

Our catalogs are distributed via mail and, in the U.S., by sales representatives. The catalogs offer a full range of our products and offer further branding or embellishment of any product ordered. Catalog orders can be placed via phone, mail, fax or direct contact with our sales representatives. Our UK e-commerce platforms also allow online ordering via our websites and provide 24-hour functionality, with a full list of our products and their details. In addition, we regularly develop dedicated websites for our corporate clients for use by their employees in ordering their company specific corporate wear.

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

With respect to our UK catalog and internet operations, customers can design an off-the-rack program that provides custom alterations and embroidery on any of our standard, ready-to-wear clothing. We work with such customers to create a distinctive, branded program that may include the addition of a company logo or other custom trim.

  Purchasing and Distribution

Most corporate apparel garment production is outsourced to third-party manufacturers and fabric mills through our direct sourcing programs. We have developed long-term relationships with most of our direct manufacturers and fabric mills, which we believe provides stability, quality and reliability. We do not have any material long-term contracts with our vendors and we do not believe that the loss of any vendor would significantly impact us. We also work with trading companies that support our relationships with our direct source vendors and with contract agent offices that provide administrative functions on our behalf. In addition, the agent offices assist with quality control inspections and ensure that our operating procedures manuals are adhered to by our suppliers.

During 2013, approximately 59% of our corporate wear product purchases was sourced in Asia (primarily Bangladesh, China, Sri Lanka, Pakistan and Indonesia) while approximately 41% was sourced from Europe and other regions. Our foreign purchases from Asia are negotiated and paid for in U.S. dollars, while our purchases from Europe and other regions are negotiated and paid for in pounds Sterling or Euros.

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

Expansion Strategy

Our expansion strategy includes:

  •
  opening more retail segment stores in new and existing markets,

  •
  expanding our exclusive brand portfolio,

  •
  continuing to diversify our merchandise mix,

  •
  expanding our tuxedo rental business,

  •
  integrating digital technologies and

  •
  identifying potential acquisition opportunities.

We believe that we can increase the number of traditional Men's Wearhouse stores in the U.S. from 661 at the end of fiscal 2013 to approximately 750 over the next several years, with 32 to 36 new stores planned for fiscal 2014. We also believe that we can increase the number of Moores stores in Canada from the current 121 to approximately 125 over the next few years, with three new stores planned for fiscal 2014. Store expansion will be in new and existing markets including single store markets and smaller stores in central business districts. We believe these additional stores will put us in closer proximity to a larger portion of our target customer base and will generate opportunities for incremental sales of our quality merchandise selection and tuxedo rentals.

By expanding our exclusive brand portfolio, we believe we will be able to expand our product margins and increase profitability. We continue to evaluate acquisition of brands and trademarks, as well as the development of brands in-house. In 2012, we named Joseph Abboud our Chief Creative Director to create exclusive brands and products for our customers. In addition, during fiscal 2013, we acquired JA Holding, the parent company of the American clothing brand Joseph Abboud® and a U.S. tailored clothing factory. We believe this transaction will accelerate our strategy of offering exclusive brands with broad appeal at attractive prices.

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

We plan to continue to pursue growth in our tuxedo rental business through the use of our tuxedo rental website and two mobile phone applications for tuxedo rentals. We carry an exclusive "Black by Vera Wang" tuxedo that continues to have a positive influence on our rentals and we plan to introduce a Joseph Abboud® tuxedo. We believe that our tuxedo marketing initiatives including our David's Bridal and TheKnot.com relationships, rental offerings, online website enhancements and continued emphasis on customer service will enable us to continue to grow our tuxedo rentals in fiscal 2014.

Our future growth plans also include the integration of digital technologies to provide a sales experience that combines the advantages of our physical store with an information rich online shopping experience through our website and mobile applications. We plan to continue to make investments in technologies, business processes and personnel intended to deepen our customer relationships and increase our share of their closet. In late 2013, we also began offering international shipping to over 100 countries.

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

On March 11, 2014, we entered into an Agreement and Plan of Merger with Jos. A. Bank Clothiers, Inc. ("Jos. A. Bank") pursuant to which we will acquire all of the issued and outstanding shares of common stock of Jos. A. Bank for $65.00 per share in cash, or total consideration of approximately $1.8 billion. Pursuant to the merger agreement, we amended our existing tender offer (as so amended, the "Offer") to acquire all of the issued and outstanding shares of common stock of Jos. A. Bank and, following the consummation of the Offer, and subject to the satisfaction or waiver of the conditions set forth in the merger agreement, Java Corp., our wholly owned subsidiary, will merge with and into Jos. A. Bank and Jos. A. Bank will survive as our wholly owned subsidiary. We believe that Jos. A. Bank's business model in conjunction with the Men's Wearhouse business model will create the opportunity for significant synergies. The transaction, which is expected to close by the third quarter of 2014, is subject to satisfaction of customary closing conditions, including, among others, there being validly tendered and not validly withdrawn prior to the expiration of the Offer that number of shares (excluding shares tendered pursuant to guaranteed delivery procedures that have not yet been delivered in settlement or satisfaction of such guarantee) which, when added to the shares we already own, represents at least a majority of the total number of outstanding shares on a fully diluted basis, and expiration or termination of the applicable waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act").

Seasonality

Our sales and net earnings are subject to seasonal fluctuations. In most years, a greater portion of our net retail clothing sales have been generated during the fourth quarter of each year when holiday season shopping peaks. On the other hand, our tuxedo rental revenues are heavily concentrated in the second and third quarters while the fourth quarter is considered the seasonal low point. With respect to corporate apparel sales and operating results, seasonal fluctuations are not significant but customer decisions to rebrand or revise their corporate wear programs can cause significant variations in period results. Because of these fluctuations in our sales, results for any quarter are not necessarily indicative of the results that may be achieved for the full year (see Note 17 of Notes to Consolidated Financial Statements).

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

We are the owner of various marks and trademark registrations in the U.S., Canada and the UK under which our stores and corporate apparel business operate or which are used to label the products we sell or rent, including various Joseph Abboud® labels. We intend to maintain our marks and the related registrations.

We have entered into license agreements with a limited number of parties under which we are entitled to use designer labels in return for, among other things, royalties paid to the licensor based on the costs of the relevant product. These license agreements generally limit the use of the individual label to products of a specific nature (such as men's suits, men's formalwear or men's shirts). The labels licensed under these agreements will continue to be used in connection with a portion of the purchases under the direct sourcing program described above, as well as purchases from other vendors. We monitor the performance of these licensed labels compared to their cost and may elect to selectively terminate any license, as provided in the particular agreement.

Employees

At February 1, 2014, we had approximately 18,200 employees, consisting of approximately 15,700 in the U.S. and 2,500 in foreign countries, of which approximately 13,300 were full-time employees. Seasonality affects the number of part-time employees as well as the number of hours worked by full-time and part-time personnel.

At February 1, 2014, approximately 450 of our employees at JA Holding belong to Unite Here, a New England based labor union. The current union contract expires in April 2016.

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

While economic conditions have improved in recent quarters, the U.S., UK and global economic conditions remain volatile as high unemployment levels and overall economic conditions could negatively impact consumer confidence and the level of consumer discretionary spending. The continuation and/or recurrence of these market conditions could intensify the adverse effect of such conditions on our revenues and operating results.

We believe that these market conditions affect us more than other retailers because discretionary spending for items like men's tailored apparel tends to slow sooner and to recover later than that for other retail purchases. Accordingly, sales of our products may be adversely affected by a worsening of economic conditions, increases in consumer debt levels, uncertainties regarding future economic prospects or a decline in consumer confidence. During an actual or perceived economic downturn, fewer customers may shop with us and those who do shop may limit the amounts of their purchases. As a result, we could be required to take significant markdowns and/or increase our marketing and promotional expenses in response to the lower than anticipated levels of demand for our products. In addition, promotional and/or prolonged periods of deep discount pricing by our competitors could have a material adverse effect on our business. Also, as a result of adverse economic conditions, customers may delay or postpone indefinitely roll-outs of new corporate wear programs, which could have a material adverse effect on our corporate apparel segment.

Our ability to continue to expand our core Men's Wearhouse stores may be limited.

A large part of our growth has resulted from the addition of new Men's Wearhouse stores and the increased sales volume and profitability provided by these stores. We will continue to depend on adding new stores to increase our sales volume and profitability. As of February 1, 2014, we operate 661 Men's Wearhouse stores. However, we believe that our ability to increase the number of Men's Wearhouse stores in the U.S. beyond approximately 750 may be limited. Therefore, we may not be able to achieve the same rate of growth as we have historically.

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

In the event we complete one or more acquisitions, we may be subject to a variety of risks, including risks associated with an ability to integrate acquired assets or operations into our existing operations, diversion of management's attention from operational matters, higher costs or unexpected difficulties or problems with acquired assets or entities, outdated or incompatible technologies, labor difficulties or an inability to realize anticipated synergies and efficiencies, whether within anticipated time frames or at all. If one or more of these risks are realized, it could have an adverse impact on our operating results.

Our business is seasonal.

In most years, a greater portion of our net retail clothing sales have been generated during the fourth quarter of each year when holiday season shopping peaks. In addition, our tuxedo rental revenues are heavily concentrated in the second and third quarters while the fourth quarter is considered the seasonal low point. Any factors negatively affecting us during these peak quarters, including inclement weather or unfavorable economic conditions, could have a significant adverse effect on our revenues and operating results. With respect to our corporate apparel sales, seasonal fluctuations are not significant but customer decisions to rebrand, revise or delay their corporate wear programs can cause significant variations in quarterly results. Because of the seasonality of our sales, results for any quarter are not necessarily indicative of the results that may be achieved for the full year.

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

Comparable sales may continue to fluctuate on a regular basis.

Our comparable sales have fluctuated significantly in the past on both an annual and quarterly basis and are expected to continue to fluctuate in the future. We believe that a variety of factors affect comparable sales results including, but not limited to, changes in economic conditions and consumer spending patterns, weather conditions, the timing of certain holiday seasons, the number and timing of new store openings, the timing and level of promotional pricing or markdowns, store closing and remodels, changes in our merchandise mix or other competitive factors. Comparable sales fluctuations may impact our ability to leverage our fixed direct expenses, including store rent and store asset depreciation, which may adversely affect our financial condition or results of operations.

We may be negatively impacted by competition and pricing pressures from other companies who compete with us.

Both the men's retail and the corporate apparel industries are highly competitive with numerous participants. We compete with traditional department stores, specialty men's clothing stores, online retailers, off-price retailers, manufacturer-owned and independently-owned outlet stores and their e-commerce channels, independently owned tuxedo rental stores and other corporate apparel providers. We face a variety of competitive challenges including anticipating and responding to changing consumer demands, maintaining favorable brand recognition, effectively marketing to consumers in diverse demographic markets, and countering the aggressive promotional or other pricing activities of many of our competitors. We may not be able to compete successfully in the future without negatively impacting our operating results and business.

Our stock price has been and may continue to be volatile due to many factors.

The market price of our common stock has fluctuated in the past and may change rapidly in the future depending on news announcements and changes in general market conditions. The following factors, among others, may cause significant fluctuations in our stock price:

  •
  actual or forward-looking quarterly or annual results of operations,

  •
  comparable sales announcements,

  •
  potential or completed acquisitions and divestitures,

  •
  competitive developments,

  •
  litigation affecting the Company, or

  •
  market views as to the prospects of the economy or the retail industry generally.

Our success significantly depends on our key personnel and our ability to attract and retain key personnel.

Our success depends upon the personal efforts and abilities of our senior management team and other key personnel. Although we believe we have a strong management team with relevant industry expertise, the extended loss of the services of key personnel could have a material adverse effect on the securities markets' view of our prospects and materially harm our business.

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

Many of the products sold in our stores and our corporate apparel operations are sourced from various foreign countries. Political or financial instability, terrorism, trade restrictions, tariffs, currency exchange rates, transport capacity limitations, disruptions, costs, strikes and other work stoppages and other factors relating to international trade are beyond our control and could affect the availability and the price of our inventory.

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

A labor union dispute could cause interruptions at our U.S. tailored clothing factory.

Our U.S. tailored clothing factory manufactures a portion of the clothing offered for sale by our stores. Approximately 450 of our employees at the factory are members of Unite Here, a New England based labor union. We could experience shortages in product to sell in our stores if the factory fails to meet its production goals due to labor disputes.

Any significant interruption in fabric supply could cause interruptions at our U.S. tailored clothing factory.

The principal raw material used by our U.S. tailored clothing factory is fabric. Most of the factory's supply arrangements are seasonal. The factory does not have any long-term agreements in place with its fabric suppliers; therefore, no assurances can be given that any of such suppliers will continue to do business with us in the future. If a particular mill were to experience a delay due to fire or natural disaster and become unable to meet the factory's supply needs, it could take a period of up to several months for us to arrange for and receive an alternate supply of such fabric. In addition, import and export delays caused, for example, by an extended strike at the port of entry, could prevent the factory from receiving fabric shipped by its suppliers. Therefore, there could be a negative effect on the ability of the factory to meet its production goals if there is an unexpected loss of a supplier of fabric or a long interruption in shipments from any fabric supplier.

Our business is global in scope and can be impacted by factors beyond our control.

As a result of our international operations, we face the possibility of greater losses from a number of risks inherent in doing business in international markets and from a number of factors which are beyond our control. Such factors that could harm our results of operations and financial condition include, among other things:

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

The increase in the costs of wool and other raw materials significant to the manufacturer of apparel and the other costs of manufacturing could materially affect our results of operations to the extent they cannot be mitigated through price increases and relocation to lower cost sources of supply or other cost reductions. These increased costs could particularly impact our managed contract corporate wear business which tends to have more long term contractually committed customer sales arrangements with limited price flexibility.

Our business is subject to numerous, varied and changing laws, rules and regulations, the interpretation of which can be uncertain and which may lead to litigation or administrative proceedings.

Our business is subject to rules issued by the payment card industry (PCI), and laws, rules and regulations promulgated by national, state and provincial authorities, including laws, rules and regulations relating to privacy, use of consumer information, credit cards and advertising. In addition, we have over 18,000 employees located in 50 states and in multiple foreign countries and, as a result, we are subject to numerous and varying laws, rules and regulations related to employment. All of these laws, rules and regulations and the interpretation thereof are subject to change and often application thereof may be unclear. As a result, from time to time, we are subject to inquiries, investigations, and/or litigation, including class action lawsuits, and administrative actions related to compliance with these laws, rules and regulations.

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

We may not be able to obtain insurance coverage in the future at current rates.

Our current insurance program is consistent with both our past level of coverage and our risk management policies. While we believe we will be able to obtain liability insurance in the future, because of increased selectivity by insurance providers we may only be able to obtain such insurance at increased rates and/or with reduced coverage levels which could impact our results of operations.

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

Changes in accounting standards and estimates could materially impact our results of operations.

Generally accepted accounting principles and the related authoritative guidance for many aspects of our business, including revenue recognition, inventories, goodwill and intangible assets, leases, income taxes and are complex and involve subjective judgments. Changes in these rules or changes in the underlying estimates, assumptions or judgments by our management could have a material adverse effect on our reported results of operations. For example, proposed authoritative guidance for lease accounting, once finalized and enacted, may have a material adverse effect on our results of operations and financial position.

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

We have available for issuance 2,000,000 shares of preferred stock, par value $.01 per share. Our Board of Directors is authorized to issue any or all of this preferred stock, in one or more series, without any further action on the part of shareholders. The rights of our shareholders may be negatively affected if we issue a series of preferred stock in the future that has preference over our common stock with respect to the payment of dividends or distribution upon our liquidation, dissolution or winding up. See Note 10 of Notes to Consolidated Financial Statements for more information.

Provisions of our charter documents and our shareholder rights plan could make it more difficult for a third party to acquire us.

Our bylaws contain provisions that could make it harder for a third party to acquire us without the consent of our Board of Directors. Our Board of Directors has also adopted a shareholder rights plan, or "poison pill," which would significantly dilute the ownership of a hostile acquirer. These circumstances may have the effect of lengthening the time required for a person to acquire control of us through a proxy contest or the election of a majority of our Board of Directors, may deter efforts to obtain control of us and may make it more difficult for a third party to acquire us without negotiation.

We may not be able to successfully or timely complete the pending acquisition of Jos. A. Bank and such failure could adversely impact our business and the market price of our common stock.

Risks and uncertainties related to the proposed transaction include, among others: (1) the occurrence of any event, change or other circumstances that could give rise to the termination of the agreement to acquire Jos. A. Bank, (2) the failure to consummate the acquisition of Jos. A. Bank for reasons including that the conditions to our offer to purchase all outstanding shares of Jos. A. Bank's common stock, including the condition that a minimum number of shares be tendered and not withdrawn, are not satisfied or waived by us, (3) the risk that regulatory or other approvals required for the transaction are not obtained and (4) litigation may be filed which could prevent or delay the transaction.

The completion of the pending Jos. A. Bank transaction is subject to the satisfaction of certain conditions set forth in the Agreement and Plan of Merger, dated March 11, 2014, including the expiration or termination of applicable waiting periods (and any extensions thereof) under the HSR Act, there being no material adverse effect on Jos. A. Bank prior to the closing of the transaction and other customary conditions. We will be unable to complete the pending acquisition of Jos. A. Bank until each of the conditions to closing is either satisfied or waived.

In deciding whether to not object to the acquisition, regulatory entities may impose certain requirements or obligations as conditions in connection with their review. We can provide no assurance that we will obtain the necessary approvals or that any required conditions will not have a material adverse effect on our operations or otherwise affect us following the completion of the Jos. A. Bank transaction. In addition, we can provide no assurance that any such conditions that are imposed would not result in the termination of the Jos. A. Bank transaction. In the event that the transaction is not completed, depending on the reasons for not completing the transaction, we could be required to pay Jos. A. Bank a termination fee of $75.0 million.

We have incurred significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed transaction, as well as the diversion of management resources, for which we will have received little or no benefit if the closing of the transaction does not occur.

For these and other reasons, our failure to complete the Jos. A. Bank transaction could adversely our business, operating results or financial condition, and could negatively affect the trading price of our equity and debt securities.

If we complete the pending acquisition of Jos. A. Bank, we may not realize the anticipated benefits of the transaction which could adversely impact our business and our operating results.

If the Jos. A. Bank transaction is completed, we can provide no assurance that (1) the anticipated benefits of the transaction, including cost savings and synergies, will be fully realized in the time frame anticipated or at all, (2) the costs or difficulties related to the integration of Jos. A. Bank's business and operations into ours will not be greater than expected, (3) that unanticipated costs, charges and expenses will not result from the transaction, (4) litigation relating to the transaction will not be filed, (5) that we will be able to retain key personnel and (6) the transaction will not cause disruption to our business and operations and our relationships with customers, employees and other third parties. If one or more of these risks are realized, it could have an adverse impact on our operating results.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

As of February 1, 2014, we operated 1,003 retail apparel and tuxedo rental stores in 50 states and the District of Columbia and 121 retail apparel stores in ten Canadian provinces. The following tables set forth the location, by state or province, of these stores:

United States	Men's Wearhouse	Men's Wearhouse and Tux	K&G	Total
California	84	16	1	101
Florida	46	22	5	73
Texas	59	1	11	71
Illinois	30	20	7	57
New York	38	9	4	51
Michigan	22	16	8	46
Pennsylvania	27	13	3	43
Ohio	23	10	5	38
Virginia	20	14	3	37
Maryland	17	11	7	35
Massachusetts	19	12	3	34
Georgia	19	9	6	34
North Carolina	17	11	4	32
New Jersey	16	10	5	31
Tennessee	14	6	2	22
Minnesota	12	7	2	21
Louisiana	8	8	3	19
Indiana	10	6	2	18
Missouri	11	6	1	18
Wisconsin	11	6	1	18
Colorado	14	1	3	18
Arizona	15	2		17
Connecticut	11	4	2	17
Washington	14	1	2	17
South Carolina	9	7	1	17
Alabama	8	5	1	14
Oregon	11			11
Kentucky	5	4		9
Iowa	8	1		9
Kansas	6	2	1	9
Utah	8			8
Nevada	6	1		7
New Hampshire	5	1		6
Oklahoma	5		1	6
Mississippi	4	1		5
Nebraska	3	1		4
New Mexico	4			4
Rhode Island	1	3		4
Arkansas	4			4
Delaware	3			3
South Dakota	2	1		3
Idaho	2			2
North Dakota	2			2
Alaska	1			1
Hawaii	1			1
Maine	1			1
Montana	1			1
Vermont	1			1
West Virginia	1			1
Wyoming	1			1
District of Columbia	1			1

Total	661	248	94	1,003

Canada	Moores
Ontario	51
Quebec	24
British Columbia	16
Alberta	14
Manitoba	5
Nova Scotia	4
New Brunswick	3
Saskatchewan	2
Newfoundland	1
Prince Edward Island	1

Total	121

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

We own or lease properties in various parts of the U.S. and Canada to facilitate the distribution of retail and rental product to our stores. We also own or lease properties in Houston, Texas and various parts of the UK to facilitate the distribution of our corporate apparel product. In addition, we have primary office locations in Houston, Texas and Fremont, California with additional satellite offices in other parts of the U.S., Canada and Europe. The following is a listing of all owned and leased non-store facilities as of February 1, 2014:

				Square Footage Used For
Business Segment	Location	Total Sq. Ft.	Owned/Leased	Warehouse/ Distribution/ Factory	Office Space	Total Use
Retail	Houston, TX	1,100,000	Own	1,070,100	29,900	1,100,000
	Houston, TX	241,500	Own	226,000	15,500	241,500
	Houston, TX(1)	22,000	Own	18,000	4,000	22,000
	Norcross, GA	89,300	Lease	68,700	20,600	89,300
	Addison, IL	71,000	Lease	65,000	6,000	71,000
	Pittston, PA	419,600	Lease	411,200	8,400	419,600
	Richmond, VA	54,900	Own	53,500	1,400	54,900
	Bakersfield, CA	222,400	Lease	211,700	10,700	222,400
	New Bedford, MA	525,500	Lease	477,100	—	477,100
	Various locations(2)	370,900	Own/Lease	305,200	24,700	329,900
	Atlanta, GA(3)	100,000	Lease	23,000	35,000	58,000
	Toronto, Ontario	36,700	Lease	19,800	16,900	36,700
	Cambridge, Ontario	214,600	Own	207,800	6,800	214,600
	Montreal, Quebec	173,000	Own	167,300	5,700	173,000
	Vancouver, BC	2,100	Lease	—	2,100	2,100
Corporate apparel	Houston, TX	146,500	Own	136,200	10,300	146,500
	Long Eaton, UK	362,200	Lease	357,200	5,000	362,200
	Castle Donington, UK	19,400	Lease	—	19,400	19,400
	Various locations, UK	45,000	Lease	18,000	27,000	45,000
Retail and corporate apparel	Houston, TX	206,400	Lease	—	206,400	206,400
	Houston, TX	25,000	Own	—	25,000	25,000
	New York, NY	13,900	Lease	—	13,900	13,900
	Fremont, CA	116,800	Own	—	107,900	107,900

		4,578,700		3,835,800	602,600	4,438,400

(1)
This facility houses the laundry and dry cleaning plant for our retail laundry, dry cleaning and heirlooming services.

(2)
Various locations consist primarily of hub warehouse and factory facilities located throughout the U.S. Owned warehouse facilities comprise 79,700 square feet of the total square footage.

(3)
Total square footage includes 42,000 square feet used for a retail store.

ITEM 3.    LEGAL PROCEEDINGS

We are involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of our business. Management believes that none of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the symbol "MW". The following table sets forth, on a per share basis for the periods indicated, the high and low sale prices per share for our common stock as reported by the New York Stock Exchange and the quarterly dividends declared on each share of common stock:

	High	Low	Dividend
Fiscal Year 2013
First quarter	$35.30	$27.48	$0.18
Second quarter	41.02	33.58	0.18
Third quarter	47.29	32.46	0.18
Fourth quarter	52.72	41.31	0.18
Fiscal Year 2012
First quarter	$40.96	$33.79	$0.18
Second quarter	38.47	26.03	0.18
Third quarter	38.56	25.97	0.18
Fourth quarter	34.77	27.87	0.18

On March 21, 2014, there were approximately 1,000 shareholders of record and approximately 8,000 beneficial shareholders of our common stock.

The cash dividend of $0.18 per share declared by our Board of Directors (the "Board") in January 2014 is payable on March 28, 2014 to shareholders of record on March 18, 2014. The dividend payout is approximately $9.0 million.

The information required by this item regarding securities authorized for issuance under equity compensation plans is incorporated by reference from Item 12 of this Form 10-K.

Issuer Purchases of Equity Securities

We did not purchase any of our equity securities during the fourth quarter of fiscal 2013. In March 2013, the Board approved a $200.0 million share repurchase program for our common stock, which amended and replaced the Company's existing $150.0 million share repurchase program authorized in January 2011, which had a remaining authorization of $45.2 million at the time of amendment. At February 1, 2014, the remaining balance available under the Board's March 2013 authorization was $48.0 million.

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

The following graph compares, as of each of the dates indicated, the percentage change in the Company's cumulative total shareholder return on the Common Stock with the cumulative total return of the NYSE Composite Index, the S&P 500 Index and the Dow Jones US Apparel Retailers Index. Next year we do not intend to include the NYSE Composite Index in our comparison of cumulative total return. We are changing to the S&P 500 Index because we believe it to be a more commonly used index by our peer retail companies.

The graph assumes that the value of the investment in our Common Stock and each index was $100 at January 31, 2009 and that all dividends paid by those companies included in the indices were reinvested.

	January 31, 2009	January 30, 2010	January 29, 2011	January 28, 2012	February 2, 2013	February 1, 2014
Measurement Period (Fiscal Year Covered)
The Men's Wearhouse, Inc	$100.00	$175.51	$229.74	$310.60	$268.18	$449.76
NYSE Composite Index	100.00	136.11	164.64	162.43	189.13	226.66
S&P 500	100.00	133.14	162.67	169.54	197.98	240.58
Dow Jones US Apparel Retailers	100.00	189.38	234.92	279.66	350.19	398.21

The foregoing graph is based on historical data and is not necessarily indicative of future performance.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected statement of earnings, balance sheet and cash flow information for the fiscal years indicated has been derived from our audited consolidated financial statements. The Selected Financial Data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto. References herein to years are to the Company's 52-week or 53-week fiscal year, which ends on the Saturday nearest January 31 in the following calendar year. For example, references to "2013" mean the fiscal year ended February 1, 2014. All fiscal years for which financial information is included herein had 52 weeks with the exception of the fiscal year ended February 2, 2013 which had 53 weeks.

As a result of the acquisition of JA Holding on August 6, 2013, the statement of earnings data and the cash flow information below for the year ended February 1, 2014 include the results of operations and cash flows, respectively, of JA Holding since that date. In addition, the balance sheet information below as of February 1, 2014 includes the fair values of the assets acquired and liabilities assumed as of the acquisition date for JA Holding.

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

	2013	2012	2011	2010	2009
	(Dollars and shares in thousands, except per share and per square foot data)
Statement of Earnings Data:
Total net sales	$2,473,233	$2,488,278	$2,382,684	$2,102,664	$1,909,575
Total gross margin	1,089,010	1,108,148	1,048,927	898,433	798,898
Operating income	129,628	198,568	185,432	101,671	69,376
Net earnings attributable to common shareholders	83,791	131,716	120,601	67,697	46,215
Per Common Share Data:
Diluted net earnings per common share attributable to common shareholders	$1.70	$2.55	$2.30	$1.27	$0.88
Cash dividends declared	$0.72	$0.72	$0.54	$0.39	$0.30
Weighted-average common shares outstanding plus dilutive potential common shares	49,162	51,026	51,692	52,853	52,280
Operating Information:
Percentage increase/(decrease) in comparable sales(1):
Men's Wearhouse	0.7%	4.8%	9.1%	4.7%	(4.0)%
Moores	(4.1)%	1.5%	4.5%	2.2%	(0.9)%
K&G	(5.5)%	(4.3)%	3.6%	(1.5)%	(1.9)%
Average square footage(2):
Men's Wearhouse	5,710	5,721	5,705	5,673	5,653
Men's Wearhouse and Tux	1,387	1,372	1,384	1,381	1,373
Moores	6,358	6,362	6,339	6,306	6,278
K&G	23,710	23,704	23,750	23,472	23,137
Average net sales per square foot of selling space(3):
Men's Wearhouse	$472	$471	$451	$410	$387
Moores	$419	$439	$432	$416	$408
K&G	$176	$186	$191	$181	$182

	2013	2012	2011	2010	2009
	(Dollars in thousands)
Number of retail stores:
Open at beginning of the period	1,143	1,166	1,192	1,259	1,294
Opened	25	37	25	10	6
Closed	(44)	(60)	(51)	(77)	(41)

Open at end of the period	1,124	1,143	1,166	1,192	1,259

Men's Wearhouse	661	638	607	585	581
Men's Wearhouse and Tux	248	288	343	388	454
Moores	121	120	117	117	117
K&G	94	97	99	102	107

Total	1,124	1,143	1,166	1,192	1,259

Cash Flow Information:
Capital expenditures	$108,200	$121,433	$91,820	$58,868	$56,912
Depreciation and amortization	88,749	84,979	75,968	75,998	86,090
Repurchases of common stock	152,129	41,296	63,988	144	90

	February 1, 2014	February 2, 2013	January 28, 2012	January 29, 2011	January 30, 2010
Balance Sheet Information:
Cash and cash equivalents	$59,252	$156,063	$125,306	$136,371	$186,018
Inventories	599,486	556,531	572,502	486,499	434,881
Working capital	479,808	560,970	544,108	497,352	486,341
Total assets	1,555,230	1,496,347	1,405,952	1,320,318	1,234,152
Long-term debt, including current portion	97,500	—	—	—	43,491
Total equity	1,023,149	1,109,235	1,031,819	983,853	904,390

(1)
Comparable sales data is calculated by excluding the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period and include e-commerce net sales, beginning in 2013. The inclusion of e-commerce net sales did not have a significant effect on comparable sales. Comparable sales percentages for Moores are calculated using Canadian dollars.

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Men's Wearhouse, Inc. is a men's specialty apparel retailer offering suits, suit separates, sport coats, slacks, sportswear, outerwear, dress shirts, shoes and accessories and tuxedo rentals. We offer our products and services through multiple channels including The Men's Wearhouse, Men's Wearhouse and Tux, Moores Clothing for Men, K&G and the internet at www.menswearhouse.com. Our stores are located throughout the U.S. and Canada and carry a wide selection of exclusive and non-exclusive merchandise brands. In addition, we offer our customers alteration services and most of our K&G stores also offer ladies' career apparel, sportswear, accessories and shoes, and children's apparel. We also conduct retail dry cleaning, laundry and heirlooming operations through MW Cleaners in the Houston, Texas area. These operations comprise our retail segment.

Additionally, we operate two corporate apparel providers—our UK-based operations, the largest provider in the UK under the Dimensions, Alexandra and Yaffy brands, and our Twin Hill operations in the U.S. These operations provide corporate clothing uniforms and workwear to workforces through multiple channels including managed corporate accounts, catalogs and the internet. We acquired 86% of the UK-based holding company in 2010. Certain previous shareholders of Dimensions control 14% of the UK-based holding company and we have the right to acquire this 14% after fiscal 2013. These operations comprise our corporate apparel segment.

In March 2013, we announced that we engaged Jefferies & Co. to assist us in evaluating strategic alternatives for our K&G operations. We believe that our core strengths lie primarily in our service culture and specialty men's apparel retailing, and that we will be better able to focus our efforts on these core operations by taking this action. During fiscal 2013, based on estimates provided to us by market participants during our review of strategic alternatives for the K&G brand, we concluded that the carrying value of the K&G brand exceeded its fair value. Based on further analysis, it was determined that the entire carrying value of K&G's goodwill was impaired resulting in a non-cash pre-tax goodwill impairment charge of $9.5 million.

On August 6, 2013, we acquired JA Holding, the parent company of the American clothing brand Joseph Abboud® and a U.S. tailored clothing factory, for $97.5 million in cash consideration, subject to certain adjustments. The total net cash consideration paid after these adjustments was $94.9 million. We believe this transaction will accelerate our strategy of offering exclusive brands with broad appeal at attractive prices. JA Holding is a component of our Men's Wearhouse brand and therefore has been included in our retail reportable segment.

On March 11, 2014, we entered into an Agreement and Plan of Merger with Jos. A. Bank pursuant to which we will acquire all of the issued and outstanding shares of common stock of Jos. A. Bank for $65.00 per share in cash, or total consideration of approximately $1.8 billion. Pursuant to the merger agreement, we amended our existing tender offer (as so amended, the "Offer") to acquire all of the issued and outstanding shares of common stock of Jos. A. Bank and, following the consummation of the Offer, and subject to the satisfaction or waiver of the conditions set forth in the merger agreement, Java Corp., our wholly owned subsidiary, will merge with and into Jos. A. Bank and Jos. A. Bank will survive as our wholly owned subsidiary. We believe that Jos. A. Bank's business model in conjunction with the Men's Wearhouse business model will create the opportunity for significant synergies. The transaction, which is expected to close by the third quarter of 2014, is subject to satisfaction of customary closing conditions, including, among others, there being validly tendered and not validly withdrawn prior to the expiration of the Offer that number of shares (excluding shares tendered pursuant to guaranteed delivery procedures that have not yet been delivered in settlement or satisfaction of such guarantee) which, when added to the shares we already own, represents at least a majority of the total number of outstanding shares on a fully diluted basis, and expiration or termination of the applicable waiting period (and any extension thereof) under the HSR Act.

Refer to Note 15 of Notes to Consolidated Financial Statements for additional information and disclosures regarding our reportable segments and the discussion included in "Results of Operations" below.

We follow the standard fiscal year of the retail industry, which is a 52-week or 53-week period ending on the Saturday closest to January 31. Fiscal year 2013 ended on February 1, 2014, fiscal year 2012 ended on February 2, 2013 and fiscal year 2011 ended on January 28, 2012. Fiscal year 2013 included 52 weeks, fiscal year 2012 included 53 weeks and fiscal year 2011 included 52 weeks.

Overview

Highlights of our performance for the year ended February 1, 2014, a 52-week fiscal year, compared to the prior year ended February 2, 2013, a 53-week fiscal year, are presented below, followed by a more comprehensive discussion under "Results of Operations":

  •
  Revenues for fiscal 2013 decreased by $15.0 million or 0.6% to $2,473.2 million compared to revenues of $2,488.3 million in fiscal 2012.

  •
  Gross margin for fiscal 2013 decreased by $19.1 million or 1.7% to $1,089.0 million compared to $1,108.1 million in fiscal 2012. Gross margin as a percentage of total net sales for fiscal 2013 was 44.0% compared to 44.5% for fiscal 2012.

  •
  During fiscal 2013, we recorded a non-cash pre-tax goodwill impairment charge of $9.5 million.

  •
  During fiscal 2013, we recorded non-cash asset impairment charges of $2.2 million.

  •
  Selling, general and administrative ("SG&A") expenses for fiscal 2013 increased by $38.6 million or 4.2% to $947.7 million compared to SG&A expenses of $909.1 million in fiscal 2012. SG&A expenses as a percentage of total net sales for fiscal 2013 was 38.3% compared to 36.5% for fiscal 2012. During fiscal 2013, SG&A expenses of $27.5 million were incurred for acquisition and integration costs related to JA Holding, costs related to various strategic projects, separation costs associated with former executives, K&G e-commerce closure costs and a New York store related closure costs, partially offset by a gain on the sale of an office building.

  •
  Net earnings attributable to common shareholders for fiscal 2013 decreased by $47.9 million or 36.4% to $83.8 million compared to $131.7 million in fiscal 2012.

  •
  Diluted earnings per common share attributable to common shareholders decreased 33.3% to $1.70 per share for fiscal 2013 compared to $2.55 per share for fiscal 2012. During fiscal 2013, the non-cash pre-tax goodwill impairment charge and the increase in SG&A expenses due to the acquisition and integration costs related to JA Holding, costs related to various strategic projects, separation costs associated with former executives, K&G e-commerce closure costs and a New York store related closure costs, partially offset by a gain on the sale of an office building resulted in a $0.52 decrease in diluted earnings per share.

  •
  Net cash provided by our operating activities for fiscal 2013 was $188.9 million compared to $225.7 million in fiscal 2012. We held cash and cash equivalent balances of $59.3 million at February 1, 2014 and $156.1 million at February 2, 2013, a decrease of $96.8 million.

  •
  During fiscal 2013, we repurchased 4,147,983 shares of our common stock for $152.1 million.

  •
  During fiscal 2013, we paid cash dividends of $35.5 million.

During fiscal 2013, we opened 25 stores (23 Men's Wearhouse stores, one Moores store and one K&G store) and closed 44 stores (four K&G stores due to substandard performance and 40 Men's Wearhouse and Tux stores: 22 due to lease expiration and 18 due to substandard performance).

In fiscal 2014, we plan to open approximately 32 to 36 Men's Wearhouse stores and three Moores stores and to expand and/or relocate approximately 20 existing Men's Wearhouse stores and one existing Moores store. We also plan to close approximately two Men's Wearhouse stores, one Moores store and two K&G stores and approximately 32 Men's Wearhouse and Tux stores as their lease terms expire or acceptable lease termination arrangements can be established.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	Fiscal Year(1)
	2013	2012	2011
Net sales:
Retail clothing product	67.4%	68.0%	68.0%
Tuxedo rental services	16.7	16.3	15.8
Alteration and other services	5.9	6.1	6.0

Total retail sales	90.0	90.4	89.8
Corporate apparel clothing product sales	10.0	9.6	10.2

Total net sales	100%	100%	100%
Cost of sales(2):
Retail clothing product	44.5	44.7	44.7
Tuxedo rental services	15.6	13.9	14.0
Alteration and other services	77.4	75.3	75.6
Occupancy costs	13.1	12.6	12.8

Total retail cost of sales	54.4	53.8	54.1
Corporate apparel clothing product cost of sales	70.2	71.1	72.4

Total cost of sales	56.0	55.5	56.0
Gross margin(2):
Retail clothing product	55.5	55.3	55.3
Tuxedo rental services	84.4	86.1	86.0
Alteration and other services	22.6	24.7	24.4
Occupancy costs	(13.1)	(12.6)	(12.8)

Total retail gross margin	45.6	46.2	45.9
Corporate apparel clothing product gross margin	29.8	28.9	27.6

Total gross margin	44.0	44.5	44.0
Goodwill impairment charge	0.4	0.0	0.0
Asset impairment charges	0.1	0.0	0.1
Selling, general and administrative expenses	38.3	36.5	36.2

Operating income	5.2	8.0	7.8
Interest income	0.0	0.0	0.0
Interest expense	(0.1)	(0.1)	(0.1)

Earnings before income taxes	5.1	7.9	7.7
Provision for income taxes	1.7	2.6	2.7

Net earnings including non-controlling interest	3.4	5.3	5.1
Net (earnings) loss attributable to non-controlling interest	0.0	0.0	0.0

Net earnings attributable to common shareholders.	3.4%	5.3%	5.1%

(1)
Percentage line items may not sum to totals due to the effect of rounding.

(2)
Calculated as a percentage of related sales.

  2013 Compared with 2012

Total net sales decreased $15.0 million, or 0.6%, to $2,473.2 million for fiscal 2013 as compared to fiscal 2012.

Total retail sales decreased $22.4 million, or 1.0%, to $2,226.4 million for fiscal 2013 as compared to fiscal 2012 due mainly to a $23.7 million decrease in retail clothing product revenues and a $4.1 million decrease in alteration and other services offset by a $5.4 million increase in tuxedo rental services revenues. The net decrease in total retail sales is attributable to the following:

(in millions)	Amount attributed to
$10.2	0.7% increase in comparable sales at Men's Wearhouse / Men's Wearhouse and Tux.
(10.1)	4.1% decrease in comparable sales at Moores.
(18.7)	5.5% decrease in comparable sales at K&G.
(25.8)	Impact of 53rd week in 2012 (based on trailing 52 weeks in 2012).
32.0	Increase from net sales of stores opened in 2012, relocated stores and expanded stores not yet included in comparable sales.
18.4	Increase in net sales from 25 new stores opened in 2013.
(23.8)	Decrease in net sales resulting from closed stores.
(10.3)	Decrease in net sales resulting from change in U.S./Canadian dollar exchange rate.
5.7	Other.

$(22.4)	Decrease in total retail sales.

Comparable sales exclude the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period and, beginning in 2013, include e-commerce net sales. The inclusion of e-commerce net sales did not have a significant effect on comparable sales. The increase at Men's Wearhouse/Men's Wearhouse and Tux resulted primarily from increased average unit retails (net selling prices) that more than offset decreased units sold per transaction and average transactions per store. The decrease at Moores was driven by decreased units sold per transaction, average unit retails and average transactions per store. The decrease at K&G was due to decreased average transactions per store and average unit retails which more than offset an increase in units sold per transaction. Tuxedo rental service revenues increased primarily due to increased unit rental rates which more than offset decreased unit rentals and tuxedo fees.

Total corporate apparel clothing product sales increased $7.4 million to $246.8 million for fiscal 2013 as compared to fiscal 2012. UK corporate apparel sales decreased $0.8 million due mainly to the impact of a weaker pound Sterling this year compared to last year, which more than offset an increase in sales from existing customer programs. U.S. corporate apparel sales increased $8.2 million due primarily to increased sales from new customer rollouts and existing customer programs as well as increased catalog sales.

Buying and distribution costs are included in determining our retail and corporate apparel clothing product gross margins. Our gross margin may not be comparable to other specialty retailers, as some companies exclude costs related to their distribution network from cost of goods sold while others, like us, include all or a portion of such costs in cost of goods sold and exclude them from SG&A expenses. Tuxedo distribution costs are not included in determining our tuxedo rental services gross margin as these costs are included in SG&A expenses.

Our total gross margin decreased $19.1 million, or 1.7%, to $1,089.0 million for fiscal 2013 as compared to fiscal 2012. Total retail segment gross margin decreased $23.5 million or 2.3% from fiscal 2012 to $1,015.5 million in fiscal 2013. For the retail segment, total gross margin as a percentage of related sales decreased from 46.2% in fiscal 2012 to 45.6% in fiscal 2013 driven primarily by a decrease in tuxedo rental services gross margin rate due to increased royalty expenses and higher per unit rental costs. This was partially offset by a slight increase in retail clothing product gross margin rate due to increased average unit retails. Occupancy costs as a percentage of retail sales, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, increased from 12.6% in fiscal 2012 to 13.1% in fiscal 2013 due to deleveraging of occupancy expenses caused by our decreased retail sales. On an absolute dollar basis, occupancy costs increased $7.5 million primarily due to higher rent and depreciation expense.

On an absolute dollar basis, corporate apparel gross margin increased $4.3 million or 6.3% from fiscal 2012 to $73.5 million in fiscal 2013. For the corporate apparel segment, total gross margin as a percentage of related sales increased from 28.9% in fiscal 2012 to 29.8% in fiscal 2013 driven by higher sales and changes in the sales mix at our U.S. operations.

During fiscal 2013, based on estimates provided to us by market participants during our review of strategic alternatives for the K&G brand, we concluded that the carrying value of the K&G brand exceeded its fair value. Based on further analysis, it was determined that the entire carrying value of K&G's goodwill was impaired resulting in a non-cash pre-tax goodwill impairment charge of $9.5 million.

During fiscal 2013, we recorded $2.2 million of asset impairment charges related to impaired tradename and store assets in our retail segment.

SG&A expenses increased to $947.7 million in fiscal 2013 from $909.1 million in fiscal 2012, an increase of $38.6 million or 4.2%. As a percentage of total net sales, these expenses increased from 36.5% in fiscal 2012 to 38.3% in fiscal 2013. The components of this 1.8% net increase in SG&A expenses as a percentage of total net sales and the related absolute dollar changes were as follows:

%	Attributed to
1.7	Increase in other SG&A expenses as a percentage of sales from 19.6% in fiscal 2012 to 21.3% in fiscal 2013. On an absolute dollar basis, other SG&A expenses increased $38.5 million with $11.0 million primarily due to increased employee related and non-store payroll costs and $27.5 million due to acquisition and integration costs related to JA Holding, costs related to strategic projects, separation costs associated with former executives, K&G e-commerce closure costs and a New York store related closure costs, partially offset by a gain on the sale of an office building.
0.3	Increase in advertising expense as a percentage of sales from 3.8% in fiscal 2012 to 4.1% in fiscal 2013. On an absolute dollar basis, advertising expense increased $6.7 million.
(0.2)	Decrease in store salaries as a percentage of sales from 13.1% in fiscal 2012 to 12.9% in fiscal 2013. Store salaries on an absolute dollar basis decreased $6.6 million primarily due to decreased store sales support salaries and decreased store bonuses.

1.8%	Total

In the retail segment, SG&A expenses as a percentage of related net sales increased from 37.5% in fiscal 2012 to 39.7% in fiscal 2013. On an absolute dollar basis, retail segment SG&A expenses increased $39.7 million primarily due to increased employee related and non-store payroll costs, acquisition and integration costs related to JA Holding, costs related to strategic projects, separation costs associated with former executives, K&G e-commerce closure costs and a New York store related closure costs, partially offset by a gain on the sale of an office building.

In the corporate apparel segment, SG&A expenses as a percentage of related net sales decreased from 27.3% in fiscal 2012 to 26.0% in fiscal 2013. On an absolute dollar basis, corporate apparel segment SG&A expenses decreased $1.1 million primarily due to reduced UK operating expenses partially offset by higher U.S. operating expenses and separation costs associated with a former executive.

Corporate apparel segment operating income of $9.4 million for fiscal 2013 includes $9.7 million of operating income in the UK and $0.3 million of operating losses in the U.S. compared to corporate apparel segment operating income of $3.9 million in fiscal 2012 which consisted of $7.4 million of operating income in the UK and $3.5 million of operating losses in the U.S.

Interest expense increased to $3.2 million in fiscal 2013 from $1.5 million in fiscal 2012 primarily due to interest expense related to our Term Loan in August 2013 to fund the JA Holding acquisition.

Our effective income tax rate increased from 33.2% for fiscal 2012 to 33.6% for fiscal 2013 mainly due to the reduced tax benefit related to audit settlements, closed statutes of limitation and a one-time adjustment in the prior year.

These factors resulted in net earnings attributable to common shareholders of $83.8 million or 3.4% of total net sales for fiscal 2013, a decrease of $47.9 million or 36.4% from net earnings of $131.7 million or 5.3% of total net sales for fiscal 2012.

  2012 Compared with 2011

Our total net sales increased $105.6 million, or 4.4%, to $2,488.3 million for fiscal 2012 as compared to fiscal 2011.

Total retail sales increased $109.7 million, or 5.1%, to $2,248.8 million for fiscal 2012 as compared to fiscal 2011 due mainly to a $71.6 million increase in retail clothing product revenues, a $29.6 million increase in tuxedo rental services revenues and a $5.4 million increase in alteration services revenues. These increases in total retail sales are attributable to the following:

(in millions)	Amount attributed to
$62.6	4.8% increase in comparable store sales at Men's Wearhouse / Men's Wearhouse and Tux.
3.8	1.5% increase in comparable store sales at Moores.
(15.1)	4.3% decrease in comparable store sales at K&G.
26.4	Increase in net sales from impact of 53rd week.
24.3	Increase from net sales of stores opened in 2011, relocated stores and expanded stores not yet included in comparable sales.
17.2	Increase in net sales from 37 new stores opened in 2012.
13.0	Increase in e-commerce, alteration and other services sales.
(20.5)	Decrease in net sales resulting from closed stores.
(2.0)	Decrease in net sales resulting from change in U.S./Canadian dollar exchange rate.

$109.7	Increase in total retail sales.

Comparable store sales exclude the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period. The increase at Men's Wearhouse/Men's Wearhouse and Tux resulted primarily from increased average unit retails (net selling prices) and a slight increase in units sold per transaction that more than offset a decrease in average transactions per store. The increase at Moores was driven by increased units sold per transaction and average unit retails that more than offset a decrease in average transactions per store. The decrease at K&G was due to decreased units sold per transaction, average transactions per store and average unit retails. Tuxedo rental service revenues increased primarily due to increased unit rental rates and unit rentals as well as increased sales of tuxedo accessories.

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

Buying and distribution costs are included in determining our retail and corporate apparel clothing product gross margins. Our gross margin may not be comparable to other specialty retailers, as some companies exclude costs related to their distribution network from cost of goods sold while others, like us, include all or a portion of such costs in cost of goods sold and exclude them from SG&A expenses. Tuxedo distribution costs are not included in determining our tuxedo rental services gross margin as these costs are included in SG&A expenses.

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

In the corporate apparel segment, SG&A expenses as a percentage of related net sales decreased from 29.5% in fiscal 2011 to 27.3% in fiscal 2012. On an absolute dollar basis, corporate apparel segment SG&A expenses decreased $6.5 million primarily due to reduced UK operating expenses following the consolidation of Dimensions and Alexandra distribution facilities and supporting service functions and the absence in fiscal 2012 of $3.8 million in integration costs incurred in fiscal 2011 associated with our UK corporate apparel operations acquired on August 6, 2010.

Corporate apparel segment operating income of $3.9 million for fiscal 2012 includes $7.4 million of operating income in the UK and $3.5 million of operating losses in the U.S.

Our effective income tax rate decreased from 34.7% for fiscal 2011 to 33.2% for fiscal 2012 mainly due to a decrease in foreign statutory tax rates and a one-time adjustment in fiscal 2012. As of February 2, 2013, we had $3.9 million in unrecognized tax benefits, of which $2.8 million, if recognized, would reduce our income tax expense and effective tax rate. It is reasonably possible that there would be a reduction in the balance of unrecognized tax benefits of up to $1.2 million in the next twelve months.

These factors resulted in net earnings attributable to common shareholders of $131.7 million or 5.3% of total net sales for fiscal 2012, an increase of $11.1 million or 9.2% over net earnings of $120.6 million or 5.1% of total net sales for fiscal 2011.

Liquidity and Capital Resources

At February 1, 2014 and February 2, 2013, cash and cash equivalents totaled $59.3 million and $156.1 million, respectively. At February 1, 2014, cash and cash equivalents held by foreign subsidiaries totaled $40.9 million. Under current tax laws and regulations, if cash and cash equivalents held outside the U.S. are repatriated to the U.S., in certain circumstances we may be subject to additional U.S. income taxes and foreign withholding taxes.

We had working capital of $479.8 million and $561.0 million at February 1, 2014 and February 2, 2013, respectively. Our primary sources of working capital are cash flows from operations and borrowings under our Credit Agreement (as defined below). The $81.2 million decrease in working capital at February 1, 2014 compared to February 2, 2013 resulted mainly from the impact of cash used to repurchase common stock in fiscal 2013 as well as increases in current liabilities, which more than offset the impact of increases in inventories and other current assets.

  Credit Facilities

On April 12, 2013, we entered into a Third Amended and Restated Credit Agreement (the "Credit Agreement") with a group of banks to amend and restate our existing credit facility, which provided us with a revolving credit facility that was scheduled to mature on January 26, 2016.

On August 6, 2013, we borrowed $100.0 million under the term loan provision of our Credit Agreement (the "Term Loan"), which will be repaid over five years, with 10% payable annually in quarterly installments and the remainder due at maturity. The interest rate on the Term Loan is based on the monthly LIBOR rate plus 1.75%. In conjunction with the Term Loan, we also entered into an interest rate swap, in which the variable rate payments due under the Term Loan were exchanged for a fixed rate of 1.27%, resulting in a combined interest rate of 3.02%. As of February 1, 2014, there was $97.5 million outstanding under the Term Loan.

The Credit Agreement provides for a senior revolving credit facility of $300.0 million, with possible future increases to $450.0 million under an expansion feature, which matures on April 12, 2018. The Credit Agreement is secured by the stock of certain of our subsidiaries. The Credit Agreement has several borrowing and interest rate options including the following indices: (i) adjusted LIBO rate, (ii) adjusted EURIBO rate, (iii) CDOR rate, (iv) Canadian prime rate or (v) an alternate base rate (equal to the greater of the prime rate, the federal funds rate plus 0.5% or the adjusted LIBO rate for a one-month period plus 1.0%). Advances under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin of up to 2.50%. The Credit Agreement also provides for fees applicable to amounts available to be drawn under outstanding letters of credit which range from 1.75% to 2.50%, and a fee on unused commitments which ranges from 0.35% to 0.50%. As of February 1, 2014, there were no borrowings outstanding under the senior revolving credit facility.

The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain certain financial ratios. The restrictive provisions in the Credit Agreement reflect an overall covenant structure that is generally representative of a commercial loan made to an investment-grade company. We were in compliance with the covenants in the Credit Agreement as of February 1, 2014.

We utilize letters of credit primarily to secure inventory purchases and as collateral for workers compensation claims. At February 1, 2014, letters of credit totaling approximately $19.2 million were issued and outstanding. Borrowings available under our Credit Agreement at February 1, 2014 were $280.8 million.

On March 11, 2014, we entered into an Agreement and Plan of Merger with Jos. A. Bank pursuant to which we will acquire all of the issued and outstanding shares of common stock of Jos. A. Bank for $65.00 per share in cash, or total consideration of approximately $1.8 billion. Concurrently with the signing of the merger agreement, we entered into a financing commitment letter with various lenders, as further discussed in "Futures sources and uses of cash" below.

  Cash flow activities

Operating activities—Our primary source of operating cash flow is from sales to our customers. Our primary uses of cash include clothing product inventory and tuxedo rental product purchases, personnel related expenses, occupancy costs, advertising costs and income tax payments. Our operating activities provided net cash of $188.9 million in 2013, due mainly to net earnings, adjusted for non-cash charges, a decrease in accounts receivable and an increase in accounts payable, accrued expenses and other current liabilities, offset by increases in inventories and tuxedo rental product.

  •
  Inventories increased primarily due to an inventory build for the rollout of Joseph Abboud® merchandise beginning in 2013 and continuing through the summer of 2014, the impact of new Men's Wearhouse stores and higher inventory levels resulting from lower sales.

  •
  Tuxedo rental product increased from purchases of new Vera Wang product offerings and replenishment product to support the continued growth of our tuxedo rental business.

  •
  The increase in accounts payable, accrued expenses and other current liabilities was primarily related to the aforementioned inventory build-up of Joseph Abboud® merchandise, the timing of vendor payments and the impact of accrued professional fees related to various strategic projects.

During fiscal 2012, our operating activities provided net cash of $225.7 million, due mainly to net earnings, adjusted for non-cash charges, a decrease in inventories and an increase in accounts payable, accrued expenses and other current liabilities, offset by increases in tuxedo rental product and other assets.

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

Investing activities—Our cash outflows from investing activities are primarily for capital expenditures and, in 2013, the acquisition of JA Holding for $94.9 million. Our investing activities used net cash of $199.0 million, $123.5 million and $91.8 million in 2013, 2012 and 2011, respectively. We made capital expenditures of $108.2 million, $121.4 million and $91.8 million in 2013, 2012 and 2011, respectively. In 2013, we received $3.9 million in proceeds from the sale of an office building. In 2012, we made investments in trademarks, tradenames and other assets of $2.1 million.

Our capital expenditures relate mainly to costs incurred for stores opened, remodeled or relocated during the year or under construction at the end of the year, distribution facility additions and infrastructure technology investments as detailed below (in millions):

	2013	2012	2011
Retail segment capital expenditures:
Relocation and remodeling of existing stores	$54.5	$47.5	$42.0
New store construction	13.4	19.1	12.3
Information technology	24.6	18.7	15.5
Distribution facilities	4.6	9.6	9.6
Other(1)	8.7	22.9	2.6

Total retail segment capital expenditures	105.8	117.8	82.0
Corporate apparel segment capital expenditures	2.4	3.6	9.8

Total capital expenditures	$108.2	$121.4	$91.8

(1)
Fiscal 2012 includes the $13.4 million purchase, completed in June 2012, of approximately 7.7 acres with three buildings in Fremont, California utilized for offices following the consolidation of our California office locations.

Property additions relating to new retail apparel stores include stores in various stages of completion at the end of the fiscal year (13 stores at the end of 2013, six stores at the end of 2012 and four stores at the end of 2011).

Financing activities—Our cash outflows from financing activities consist primarily of cash dividend payments and repurchases of common stock, while cash inflows from financing activities consist primarily of proceeds from the issuance of common stock and, in 2013, proceeds from our Term Loan. In 2013, our financing activities used net cash of $82.9 million, due mainly to the repurchase of common stock of $152.1 million and cash dividends paid of $35.5 million, offset by $100.0 million of proceeds from our Term Loan and $10.7 million of proceeds from the issuance of common stock. In 2012, our financing activities used net cash of $71.3 million, due mainly to the repurchase of common stock of $41.3 million and cash dividends paid of $37.1 million, offset by $8.5 million proceeds from the issuance of common stock. In 2011, our financing activities used net cash of $81.8 million, due mainly to the repurchase of common stock of $64.0 million and cash dividends paid of $25.1 million, offset by $8.4 million proceeds from the issuance of common stock.

Share repurchase program—In March 2013, the Board of Directors (the "Board") approved a $200.0 million share repurchase program for our common stock. This approval amended and replaced our existing $150.0 million share repurchase program authorized by the Board in January 2011, which had a remaining authorization of $45.2 million at the time of amendment.

In July 2013, we entered into an accelerated share repurchase agreement ("ASR Agreement") with J.P. Morgan Securities LLC ("JPMorgan"), as agent for JPMorgan Chase Bank, National Association, London Branch, to purchase $100.0 million of our common stock. In July, we paid $100.0 million to JPMorgan and received an initial delivery of 2,197,518 shares. The value of the initial shares received was approximately $85.0 million, reflecting a $38.68 price per share. In September 2013, JPMorgan delivered an additional 455,769 shares valued at approximately $15.0 million, reflecting a $32.91 price per share. All repurchased shares under the ASR Agreement were immediately retired.

In addition to the ASR Agreement, during fiscal 2013, 1,489,318 shares at a cost of $52.0 million were repurchased in open market transactions at an average price per share of $34.89 under the Board's March 2013 authorization. At February 1, 2014, the remaining balance available under the Board's March 2013 authorization was $48.0 million.

During fiscal 2012, 1,121,484 shares at a cost of $41.0 million were repurchased at an average price per share of $36.59 under the Board's January 2011 authorization. During fiscal 2011, 2,322,340 shares at a cost of $63.8 million were repurchased at an average price per share of $27.47 under the Board's January 2011 authorization.

During fiscal 2013, 2012 and 2011, 5,378 shares, 7,041 shares and 7,132 shares, respectively, at a cost of $0.2 million, $0.3 million and $0.2 million, respectively, were repurchased at an average price per share of $30.03, $37.28 and $27.77, respectively, in private transactions to satisfy minimum tax withholding obligations arising upon the vesting of certain restricted stock.

The following table summarizes our common stock repurchases during fiscal 2013, 2012 and 2011 (in thousands, except share data and average price per share):

	Fiscal Year
	2013	2012	2011
Shares repurchased	4,147,983	1,128,525	2,329,472
Total costs	$152,129	$41,296	$63,988
Average price per share	$36.68	$36.59	$27.47

Dividends—Cash dividends paid were approximately $35.5 million, $37.1 million and $25.1 million during fiscal 2013, 2012 and 2011, respectively. In fiscal 2013 and 2012, a dividend of $0.18 per share was declared in the first, second, third and fourth quarters, for an annual dividend of $0.72 per share, respectively. In fiscal 2011, a dividend of $0.12 per share was declared in the first, second and third quarters and a dividend of $0.18 per share was declared in the fourth quarter, for an annual dividend of $0.54 per share.

The cash dividend of $0.18 per share declared by the Board in January 2014 is payable on March 28, 2014 to shareholders of record on March 18, 2014. The dividend payout is approximately $9.0 million and is included in accrued expenses and other current liabilities on the consolidated balance sheet as of February 1, 2014.

  Future sources and uses of cash

Our primary use of cash is to finance working capital requirements of our operations. In addition, we will use cash to fund capital expenditures, income taxes, dividend payments, repayment of long-term debt, repurchases of common stock, operating leases and various other obligations, including the commitments discussed in the "Contractual Obligations" table below, as they arise.

Capital expenditures are anticipated to be in the range of $80.0 to $90.0 million for 2014. This amount includes the anticipated costs to open approximately 32 to 36 Men's Wearhouse stores and three Moores stores and to expand and/or relocate approximately 20 existing Men's Wearhouse stores and one existing Moores store. The average cost (excluding telecommunications and point-of-sale equipment and inventory) of opening a new store is expected to be approximately $0.4 million in 2014. The balance of the capital expenditures for 2014 will be used for telecommunications, point-of-sale and other computer equipment and systems, store remodeling, distribution facilities and investment in other corporate assets. We anticipate that each Men's Wearhouse and Moores store will require, on average, an initial inventory costing approximately $0.4 million (subject to the seasonal patterns that affect inventory at all stores). These inventory purchases will be funded by cash from operations, trade credit and, if necessary, borrowings under our Credit Agreement. The actual amount of future capital expenditures and inventory purchases will depend in part on the number of new stores opened and the terms on which new stores are leased, as well as on industry trends consistent with our anticipated operating plans.

Additionally, market conditions may produce attractive opportunities for us to make acquisitions larger than our past acquisitions. Any such acquisitions may be undertaken as an alternative to opening new stores. We may use cash on hand, together with cash flow from operations, borrowings under our existing or any future credit agreement and issuances of debt or equity securities, to take advantage of any significant acquisition opportunities.

On March 11, 2014, we entered into an Agreement and Plan of Merger with Jos. A. Bank pursuant to which we will acquire all of the issued and outstanding shares of common stock of Jos. A. Bank for $65.00 per share in cash, or total consideration of approximately $1.8 billion. Concurrently with the signing of the merger agreement, we entered into a financing commitment letter (the "Commitment Letter") with Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, JPMorgan Chase Bank, N.A. and J.P. Morgan Securities LLC (collectively, the "Lenders"). We expect the financing under the Commitment Letter, together with cash balances, to be sufficient to provide the financing necessary to consummate our offer to acquire all of the issued and outstanding shares of common stock of Jos. A. Bank and to refinance certain of our existing indebtedness. The Commitment Letter provides for (i) $1.1 billion aggregate principal amount of senior secured term B loans, (ii) a $500.0 million asset-based revolving facility of the Company and certain of its subsidiaries and (iii) $600.0 million aggregate principal amount of unsecured bridge loans to the extent $600.0 million in gross proceeds are not raised from the issuance and sale by the Company of senior unsecured notes prior to the effective time of the merger. The financing commitments of the Lenders are subject to certain conditions set forth in the Commitment Letter.

Current domestic and global economic conditions, including high unemployment levels, reduced public sector spending and constrained credit markets, could negatively affect our future operating results as well as our existing cash and cash equivalents balances. In addition, conditions in the financial markets could limit our access to further capital resources, if needed, and could increase associated costs. Based on our current business plan, we believe that our existing cash and cash flows from operations and availability under our existing or any future credit agreement will be sufficient to fund our planned store openings, relocations and remodelings, other capital expenditures and operating cash requirements, and that we will be able to maintain compliance with the covenants in our Credit Agreement for at least the next 12 months. Borrowings available under our Credit Agreement were $280.8 million as of February 1, 2014.

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

Contractual Obligations

As of February 1, 2014, we are obligated to make cash payments in connection with our non-cancelable operating leases and other contractual obligations in the amounts listed below. In addition, we utilize letters of credit primarily for inventory purchases and as collateral for workers compensation claims. At February 1, 2014, letters of credit totaling approximately $19.2 million were issued and outstanding.

	Payments Due by Period
(In millions) Contractual obligations	Total	<1 Year	1 - 3 Years	4 - 5 Years	> 5 Years
Long-term debt(1)	$107.5	$12.9	$36.8	$57.8	$—
Operating lease base rentals(2)	902.8	177.1	300.6	189.8	235.3
Other contractual obligations(3)	29.4	17.3	9.0	2.7	0.4

Total contractual obligations(4)	$1,039.7	$207.3	$346.4	$250.3	$235.7

(1)
Included in the required debt payments disclosed above are estimated total interest payments of $10.0 million as of February 1, 2014, payable over the remaining life of the debt. On August 6, 2013, we borrowed $100.0 million under the Term Loan provision of our Credit Agreement, which will be repaid over five years, with 10% payable annually in quarterly installments and the remainder due at maturity. See Note 4 of Notes to Consolidated Financial Statements for more information.

(2)
We lease retail business locations, office and warehouse facilities, copier equipment and automotive equipment under various non-cancelable operating leases. See Note 16 of Notes to Consolidated Financial Statements for more information.

(3)
Other contractual obligations consist primarily of minimum payments under our agreement with Vera Wang that gives us the exclusive right to "Black by Vera Wang" tuxedo products and our marketing agreement with David's Bridal, Inc. Pursuant to our marketing agreement with David's Bridal, Inc., there are performance conditions that may impact future payments to be made beginning in fiscal year 2015. These potential future payments are not included in the table above as such amounts are not readily determinable.

(4)
Excluded from the table above is $3.6 million, which includes $0.7 million in interest, related to uncertain tax positions. These amounts are not included due to our inability to predict the timing of the settlement of these amounts. Refer to Note 5 of Notes to Consolidated Financial Statements for more information.

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

Off-Balance Sheet Arrangements

Other than the non-cancelable operating leases, other contractual obligations and letters of credit discussed above, we do not have any off-balance sheet arrangements that are material to our financial position or results of operations.

Inflation

We believe the impact of inflation on the results of operations during the periods presented has been minimal. However, there can be no assurance that our business will not be affected by inflation in the future.

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

Inventories—Our inventory is carried at the lower of cost or market. Cost is determined based on the average cost method. Our inventory cost also includes estimated buying and distribution costs (warehousing, freight, hangers and merchandising costs) associated with the inventory, with the balance of such costs included in cost of sales. Buying and distribution costs are allocated to inventory based on the ratio of annual product purchases to inventory cost. If this ratio were to change significantly, it could materially affect the amount of buying and distribution costs included in cost of sales. We make assumptions, based primarily on historical experience, as to items in our inventory that may be damaged, obsolete or salable only at marked down prices to reflect the market value of these items. If actual damages, obsolescence or market demand is significantly different from our estimates, additional inventory write-downs could be required.

Impairment of Long-Lived Assets—Long-lived assets, such as property and equipment and identifiable intangibles with finite useful lives, are periodically evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level of which there are identifiable cash flows, which is generally at a store level. Assets are reviewed using factors including, but not limited to, our future operating plans and projected cash flows. The determination of whether impairment has occurred is based on an estimate of undiscounted future cash flows directly related to the assets, compared to the carrying value of the assets. If the sum of the undiscounted future cash flows of the assets does not exceed the carrying value of the assets, full or partial impairment may exist. If the asset carrying amount exceeds its fair value, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined using an income approach, which requires discounting the estimated future cash flows associated with the asset. Estimating future cash flows requires management to make assumptions and to apply judgment, including forecasting future sales, costs and useful lives of assets. Significant judgment is also involved in selecting the appropriate discount rate to be applied in determining the estimated fair value of an asset. Changes to our key assumptions related to future performance, market conditions and other economic factors can significantly affect our impairment evaluation. For example, unanticipated long-term adverse market conditions can cause individual stores to become unprofitable and can result in an impairment charge for the property and equipment assets in those stores.

Pre-tax non-cash asset impairment charges, which were all related to the retail segment, totaled $2.2 million, $0.5 million and $2.0 million in fiscal 2013, 2012 and 2011, respectively. Of the $2.2 million recorded in fiscal 2013, $1.8 million was related to an impaired tradename. All other asset impairment charges were related to store assets.

Changes to our key assumptions related to future performance, market conditions and other economic factors could result in future impairment charges for stores or other long-lived assets where the carrying amount of the assets may not be recoverable.

Goodwill and Other Intangible Assets—Goodwill and other intangible assets are initially recorded at their fair values. Trademarks, tradenames, customer relationships and other identifiable intangible assets with finite useful lives are amortized to expense over their estimated useful lives of five to 20 years using the straight-line method and are periodically evaluated for impairment. Identifiable intangible assets with an indefinite useful life, including goodwill, are not amortized but are evaluated annually as of our fiscal year end for impairment. A more frequent evaluation is performed if events or circumstances indicate that impairment could have occurred. Such events or circumstances could include, but are not limited to, significant negative industry or economic trends, unanticipated changes in the competitive environment, decisions to significantly modify or dispose of operations and a significant sustained decline in the market price of our stock.

Goodwill, which totaled $126.0 million at February 1, 2014, represents the excess cost of businesses acquired over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in prior business combinations. For purposes of our goodwill impairment evaluation, the reporting units are our operating brands identified in Note 15 of Notes to Consolidated Financial Statements. Goodwill has been assigned to the reporting units based on prior business combinations related to the brands. The goodwill impairment evaluation is performed in two steps. The first step is intended to determine if potential impairment exists and is performed by comparing each reporting unit's fair value to its carrying value, including goodwill. If the carrying value of a reporting unit exceeds its estimated fair value, goodwill is considered potentially impaired, and we must complete the second step of the testing to determine the amount of any impairment. The second step requires an allocation of the reporting unit's first step estimated fair value to the individual assets and liabilities of the reporting unit in the same manner as if the reporting unit was being acquired in a business combination. Any excess of the estimated fair value over the amounts allocated to the individual assets and liabilities represents the implied fair value of goodwill for the reporting unit. If the implied fair value of goodwill is less than the recorded goodwill, we would recognize an impairment charge for the difference.

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

Management judgment is a significant factor in the goodwill impairment evaluation process. The computations require management to make estimates and assumptions. Critical assumptions that are used as part of these evaluations include:

  •
  The potential future cash flows of the reporting unit.  The income approach relies on the timing and estimates of future cash flows. The projections use management's estimates of economic and market conditions over the projected period, including growth rates in revenue, gross margin and expense. The cash flows are based on our most recent business operating plans and various growth rates have been assumed for years beyond the current business plan period. We believe that the assumptions and rates used in our 2013 impairment evaluation are reasonable; however, variations in the assumptions and rates could result in significantly different estimates of fair value.

  •
  Selection of an appropriate discount rate.  The income approach requires the selection of an appropriate discount rate, which is based on a weighted-average cost of capital analysis. The discount rate is affected by changes in short-term interest rates and long-term yield as well as variances in the typical capital structure of marketplace participants. Given current economic conditions, it is possible that the discount rate will fluctuate in the near term. The weighted-average cost of capital used to discount the cash flows for our reporting units ranged from 12.5% to 14.0% for the 2013 analysis.

  •
  Selection of comparable companies within the industry.  For purposes of the market comparable approach, valuations were determined by calculating average price multiples of relevant key drivers from a group of companies that are comparable to the reporting units being analyzed and applying those price multiples to the key drivers of the reporting unit. While the market price multiple is not an assumption, a presumption that it provides an indicator of the value of the reporting unit is inherent in the valuation. The determination of the market comparable also involves a degree of judgment. Earnings multiples of 6.5 to 12.5 were used for the 2013 analysis for our operating brands including Men's Wearhouse, Moores, K&G, MW Cleaners, Twin Hill and our UK-based operations.

As discussed above, the fair values of reporting units in 2013 were determined using a combined income and market comparable approach. We believe these two approaches are appropriate valuation techniques and we generally weight the two values equally as an estimate of reporting unit fair value for the purposes of our impairment testing. However, we may weigh one value more heavily than the other when conditions merit doing so. The fair value derived from the weighting of these two methods provided appropriate valuations that, in aggregate, reasonably reconciled to our market capitalization, taking into account observable control premiums. Therefore, we used the valuations in evaluating goodwill for possible impairment and determined that, as of February 1, 2014, none of our goodwill was impaired.

The goodwill impairment evaluation process requires management to make estimates and assumptions with regard to the fair value of the reporting units. Actual values may differ significantly from these judgments, particularly if there are significant adverse changes in the operating environment for our reporting units. Sustained declines in our market capitalization could also increase the risk of goodwill impairment. Such occurrences could result in future goodwill impairment charges that would, in turn, negatively impact our results of operations; however, any such goodwill impairments would be non-cash charges that would not affect our cash flows or compliance with our current debt covenants.

During fiscal 2013, based on estimates provided to us by market participants during our review of strategic alternatives for the K&G brand, we concluded that the carrying value of the K&G brand exceeded its fair value. Based on further analysis, it was determined that the entire carrying value of K&G's goodwill was impaired, resulting in a non-cash pre-tax goodwill impairment charge of $9.5 million. No goodwill impairment was identified in fiscal 2012 or 2011.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We are subject to exposure from fluctuations in U.S. dollar/Euro exchange rates, U.S. dollar/pound Sterling ("GBP") exchange rates and U.S. dollar/Canadian dollar ("CAD") exchange rates as a result of our direct sourcing programs and our operations in foreign countries. Our UK-based operations in particular are subject to exposure from fluctuations in U.S. dollar/GBP exchange rates as Dimensions and Alexandra sell their products and conduct their business primarily in GBP but purchase most of their merchandise in transactions paid in U.S. dollars.

As further described in Note 14 of Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Information and Results of Operations—Liquidity and Capital Resources", our risk management policy is to hedge a significant portion of forecasted merchandise purchases for our direct sourcing programs that bear foreign exchange risk using foreign exchange forward contracts. We have not elected to apply hedge accounting to these transactions denominated in a foreign currency. At February 1, 2014, we had 28 contracts maturing in varying increments to purchase U.S. dollars ("USD") for an aggregate notional amount of GBP £17.5 million maturing at various dates through June 2014. For the fiscal year ended February 1, 2014, we recognized a net pre-tax loss of $0.3 million in cost of sales in the consolidated statement of earnings for our derivative financial instruments not designated as hedging instruments.

A hypothetical 10% increase or decrease in applicable February 1, 2014 forward rates could impact the fair value of the derivative financial instruments by $2.9 million. However, it should be noted that any change in the value of these contracts, whether real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged item.

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

Moores conducts its business in CAD. The exchange rate between CAD and USD has fluctuated over the last ten years. If the value of the CAD against the USD weakens, then the revenues and earnings of our Canadian operations will be reduced when they are translated to USD. Also, the value of our Canadian net assets in USD may decline. Moores utilizes foreign currency hedging contracts, from time to time, to limit exposure to changes in USD/CAD exchange rates.

Interest Rate Risk

We are also exposed to risk under our Credit Agreement. Interest rates under our Credit Agreement vary with the (i) adjusted LIBO rate, (ii) adjusted EURIBO rate, (iii) CDO rate, (iv) Canadian prime rate or (v) an alternate base rate (equal to the greater of the prime rate, the federal funds rate plus 0.5% or the adjusted LIBO rate for a one month period plus 1.0%). Advances under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin up to 2.75%. See Note 4 of Notes to Consolidated Financial Statements. At February 1, 2014, there were no borrowings outstanding under the Credit Agreement.

In August 2013, we entered into a Term Loan due April 2018 with variable-rate interest payments (see Note 4). To minimize the impact of changes in interest rates on our interest payments, in August 2013, we entered into an interest rate swap agreement with a financial institution to swap variable-rate interest payments for fixed-rate interest payments. The interest rate swap agreement matures in April 2018 and has periodic interest settlements, both consistent with the terms of our Term Loan. We have designated the interest rate swap as a cash flow hedge of the variability of interest payments under the Term Loan due to changes in the LIBOR benchmark interest rate. Under this agreement, we receive a floating rate based on the 1-month LIBOR rate and pay a fixed rate of 3.02% (including the applicable margin of 1.75%) on the outstanding notional amount. The swap fixed rate was structured to mirror the payment terms of the Term Loan.

Our risk management policy is to hedge our exposure to fluctuations in interest rates using this swap agreement. The interest rate swap derivative financial instrument is recorded in the consolidated balance sheet at fair value which approximates the amount at which the swap could be settled using projected future interest rates as provided by counterparties. If, at any time, the swap is determined to be ineffective, in whole or in part, due to changes in the interest rate swap or underlying debt agreements, the fair value of the portion of the swap determined to be ineffective will be recognized as a gain or loss in the statement of earnings for the applicable period.

At February 1, 2014, the fair value of the interest rate swap was a liability of $0.7 million and was recorded in our consolidated balance sheet within other noncurrent liabilities with the effective portion of the loss reported as a component of accumulated other comprehensive income. There was no hedge ineffectiveness during as of February 1, 2014. Changes in fair value are reclassified from accumulated other comprehensive income into earnings in the same period that the hedged item affects earnings. Over the next 12 months, approximately $1.0 million of the effective portion of the loss is expected to be reclassified from accumulated other comprehensive income into earnings.

We also have exposure to market rate risk for changes in interest rates as those rates relate to our investment portfolio. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. As of February 1, 2014, we have highly liquid investments classified as cash equivalents in our consolidated balance sheet. Future investment income earned on our cash equivalents will fluctuate in line with short-term interest rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Men's Wearhouse, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of The Men's Wearhouse, Inc. and subsidiaries (the "Company") as of February 1, 2014 and February 2, 2013, and the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the three years in the period ended February 1, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Men's Wearhouse, Inc. and subsidiaries as of February 1, 2014 and February 2, 2013, and the results of their operations and their cash flows for each of the three years in the period ended February 1, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of February 1, 2014, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 1, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

                      /s/ DELOITTE & TOUCHE LLP

Houston, Texas
April 1, 2014

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)

	February 1, 2014	February 2, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$59,252	$156,063
Accounts receivable, net	63,153	63,010
Inventories	599,486	556,531
Other current assets	93,206	79,549

Total current assets	815,097	855,153

PROPERTY AND EQUIPMENT, AT COST:
Land	19,229	18,524
Buildings	112,837	107,073
Leasehold improvements	467,307	439,079
Furniture, fixtures and equipment	491,948	473,450

	1,091,321	1,038,126
Less accumulated depreciation and amortization	(683,159)	(649,008)

Net property and equipment	408,162	389,118

TUXEDO RENTAL PRODUCT, net	142,816	126,825
GOODWILL	126,003	87,835
INTANGIBLE ASSETS, net	58,027	32,442
OTHER ASSETS	5,125	4,974

TOTAL ASSETS	$1,555,230	$1,496,347

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$148,762	$123,983
Accrued expenses and other current liabilities	175,797	164,344
Income taxes payable	730	5,856
Current maturities of long-term debt	10,000	—

Total current liabilities	335,289	294,183
LONG-TERM DEBT	87,500	—
DEFERRED TAXES AND OTHER LIABILITIES	109,292	92,929

Total liabilities	532,081	387,112

COMMITMENTS AND CONTINGENCIES
EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 47,701,829 and 72,550,652 shares issued	476	725
Capital in excess of par	412,043	386,254
Retained earnings	572,712	1,190,246
Accumulated other comprehensive income	27,311	36,924
Treasury stock, 137,900 and 21,570,052 shares at cost	(3,407)	(517,894)

Total equity attributable to common shareholders	1,009,135	1,096,255
Non-controlling interest	14,014	12,980

Total equity	1,023,149	1,109,235

TOTAL LIABILITIES AND EQUITY	$1,555,230	$1,496,347

The accompanying notes are an integral part of these consolidated financial statements.

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

For the Years Ended
February 1, 2014, February 2, 2013 and January 28, 2012

(In thousands, except per share amounts)

	Fiscal Year
	2013	2012	2011
Net sales:
Retail clothing product	$1,667,535	$1,691,248	$1,619,671
Tuxedo rental services	411,864	406,454	376,857
Alteration and other services	147,023	151,147	142,665

Total retail sales	2,226,422	2,248,849	2,139,193
Corporate apparel clothing product sales	246,811	239,429	243,491

Total net sales	2,473,233	2,488,278	2,382,684
Cost of sales:
Retail clothing product	741,957	756,048	723,658
Tuxedo rental services	64,308	56,567	52,621
Alteration and other services	113,729	113,846	107,836
Occupancy costs	290,896	283,382	273,300

Total retail cost of sales	1,210,890	1,209,843	1,157,415
Corporate apparel clothing product cost of sales	173,333	170,287	176,342

Total cost of sales	1,384,223	1,380,130	1,333,757
Gross margin:
Retail clothing product	925,578	935,200	896,013
Tuxedo rental services	347,556	349,887	324,236
Alteration and other services	33,294	37,301	34,829
Occupancy costs	(290,896)	(283,382)	(273,300)

Total retail gross margin	1,015,532	1,039,006	981,778
Corporate apparel clothing product gross margin	73,478	69,142	67,149

Total gross margin	1,089,010	1,108,148	1,048,927
Goodwill impairment charge	9,501	—	—
Asset impairment charges	2,216	482	2,042
Selling, general and administrative expenses	947,665	909,098	861,453

Operating income	129,628	198,568	185,432
Interest income	385	648	424
Interest expense	(3,205)	(1,544)	(1,446)

Earnings before income taxes	126,808	197,672	184,410
Provision for income taxes	42,591	65,609	63,944

Net earnings including non-controlling interest	84,217	132,063	120,466
Net (earnings) loss attributable to non-controlling interest	(426)	(347)	135

Net earnings attributable to common shareholders	$83,791	$131,716	$120,601

Net earnings per common share attributable to common shareholders:
Basic	$1.71	$2.56	$2.32

Diluted	$1.70	$2.55	$2.30

Weighted-average common shares outstanding:
Basic	48,849	50,793	51,423

Diluted	49,162	51,026	51,692

The accompanying notes are an integral part of these consolidated financial statements.

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended
February 1, 2014, February 2, 2013 and January 28, 2012

(In thousands)

	For the Fiscal Year Ended
	2013	2012	2011
Net earnings including non-controlling interest	$84,217	$132,063	$120,466
Currency translation adjustments	(8,606)	(23)	(1,551)
Unrealized loss on cash flow hedge, net of tax	(399)	—	—

Other comprehensive loss, net of tax	(9,005)	(23)	(1,551)

Comprehensive income including non-controlling interest	75,212	132,040	118,915

Comprehensive (income) loss attributable to non-controlling interest:
Net (earnings) loss	(426)	(347)	135
Currency translation adjustments	(608)	26	106

Amounts attributable to non-controlling interest	(1,034)	(321)	241

Comprehensive income attributable to common shareholders	$74,178	$131,719	$119,156

The accompanying notes are an integral part of these consolidated financial statements.

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except shares)

	Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock, at Cost	Total Equity Attributable to Common Shareholders	Non- controlling Interest	Total Equity
BALANCES—January 29, 2011	710	341,663	1,002,975	38,366	(412,761)	970,953	12,900	983,853
Net earnings (loss)	—	—	120,601	—	—	120,601	(135)	120,466
Other comprehensive loss	—	—	—	(1,445)	—	(1,445)	(106)	(1,551)
Cash dividends—$0.54 per share	—	—	(28,041)	—	—	(28,041)	—	(28,041)
Share-based compensation	—	13,798	—	—	—	13,798	—	13,798
Common stock issued under share-based award plans and to stock discount plan—841,543 shares	8	8,346	—	—	—	8,354	—	8,354
Tax payments related to vested deferred stock units	—	(2,955)	—	—	—	(2,955)	—	(2,955)
Tax benefit related to share-based plans	—	1,883	—	—	—	1,883	—	1,883
Repurchases of common stock—2,329,472 shares	—	—	—	—	(63,988)	(63,988)	—	(63,988)

BALANCES—January 28, 2012	718	362,735	1,095,535	36,921	(476,749)	1,019,160	12,659	1,031,819
Net earnings	—	—	131,716	—	—	131,716	347	132,063
Other comprehensive income (loss)	—	—	—	3	—	3	(26)	(23)
Cash dividends—$0.72 per share	—	—	(37,005)	—	—	(37,005)	—	(37,005)
Share-based compensation	—	16,515	—	—	—	16,515	—	16,515
Common stock issued under share-based award plans and to stock discount plan—722,659 shares	7	8,450	—	—	—	8,457	—	8,457
Tax payments related to vested deferred stock units	—	(4,421)	—	—	—	(4,421)	—	(4,421)
Tax benefit related to share-based plans	—	2,949	—	—	—	2,949	—	2,949
Treasury stock reissued—6,295 shares	—	26	—	—	151	177	—	177
Repurchases of common stock—1,128,525 shares	—	—	—	—	(41,296)	(41,296)	—	(41,296)

BALANCES—February 2, 2013	725	386,254	1,190,246	36,924	(517,894)	1,096,255	12,980	1,109,235
Net earnings	—	—	83,791	—	—	83,791	426	84,217
Other comprehensive (loss) income	—	—	—	(9,613)	—	(9,613)	608	(9,005)
Cash dividends—$0.72 per share	—	—	(35,252)	—	—	(35,252)	—	(35,252)
Share-based compensation	—	17,120	—	—	—	17,120	—	17,120
Common stock issued under share-based award plans and to stock discount plan—719,551 shares	7	10,732	—	—	—	10,739	—	10,739
Tax payments related to vested deferred stock units	—	(3,865)	—	—	—	(3,865)	—	(3,865)
Tax benefit related to share-based plans	—	1,664	—	—	—	1,664	—	1,664
Treasury stock reissued—11,761 shares	—	138	—	—	287	425	—	425
Repurchases of common stock—4,147,983 shares	(27)	—	(99,973)	—	(52,129)	(152,129)	—	(152,129)
Retirement of treasury stock—22,915,087 shares	(229)	—	(566,100)	—	566,329	—	—	—

BALANCES—February 1, 2014	$476	$412,043	$572,712	$27,311	$(3,407)	$1,009,135	$14,014	$1,023,149

The accompanying notes are an integral part of these consolidated financial statements.

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended
February 1, 2014, February 2, 2013 and January 28, 2012

(In thousands)

	Fiscal Year
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings including non-controlling interest	$84,217	$132,063	$120,466
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	88,749	84,979	75,968
Tuxedo rental product amortization	32,266	28,315	28,858
Loss on disposition of assets	158	1,958	2,778
Goodwill impairment charge	9,501	—	—
Asset impairment charges	2,216	482	2,042
Share-based compensation	17,120	16,515	13,798
Excess tax benefits from share-based plans	(2,145)	(2,997)	(1,903)
Deferred tax provision	2,272	5,180	29,428
Deferred rent expense and other	2,884	1,030	1,084
Changes in operating assets and liabilities:
Accounts receivable	14,517	(6,447)	3,615
Inventories	(39,342)	16,026	(86,726)
Tuxedo rental product	(50,577)	(55,281)	(39,194)
Other assets	(5,816)	(11,089)	7,088
Accounts payable, accrued expenses and other current liabilities	34,514	9,103	5,351
Income taxes payable	(2,713)	5,172	683
Other liabilities	1,109	721	(539)

Net cash provided by operating activities	188,930	225,730	162,797

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(108,200)	(121,433)	(91,820)
Acquisition of business, net of cash	(94,906)	—	—
Proceeds from sales of property and equipment	4,127	33	59
Investment in trademarks, tradenames and other assets	—	(2,075)	—

Net cash used in investing activities	(198,979)	(123,475)	(91,761)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	10,739	8,457	8,354
Proceeds from term loan	100,000	—	—
Payments on term loan	(2,500)	—	—
Deferred financing costs	(1,776)	—	—
Cash dividends paid	(35,549)	(37,084)	(25,098)
Tax payments related to vested deferred stock units	(3,865)	(4,421)	(2,955)
Excess tax benefits from share-based plans	2,145	2,997	1,903
Repurchases of common stock	(152,129)	(41,296)	(63,988)

Net cash used in financing activities	(82,935)	(71,347)	(81,784)

Effect of exchange rate changes	(3,827)	(151)	(317)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(96,811)	30,757	(11,065)
Balance at beginning of period	156,063	125,306	136,371

Balance at end of period	$59,252	$156,063	$125,306

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

For the Years Ended
February 1, 2014, February 2, 2013 and January 28, 2012

(In thousands)

	Fiscal Year
	2013	2012	2011
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$2,338	$1,154	$1,047

Income taxes, net	$52,591	$60,437	$23,127

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Additional capital in excess of par resulting from tax benefit related to share-based plans	$1,664	$2,949	$1,883

Cash dividends declared	$8,963	$9,260	$9,339

We had unpaid capital expenditure purchases included in accounts payable and accrued expenses and other current liabilities of approximately $10.0 million, $14.0 million and $12.7 million in fiscal 2013, 2012 and 2011, respectively. Capital expenditure purchases are recorded as cash outflows from investing activities in the consolidated statement of cash flows in the period in which they are paid.

The accompanying notes are an integral part of these consolidated financial statements.

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended
February 1, 2014, February 2, 2013 and January 28, 2012

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business—The Men's Wearhouse, Inc. and its subsidiaries (the "Company") is a specialty apparel retailer offering suits, suit separates, sport coats, slacks, sportswear, outerwear, dress shirts, shoes and accessories for men and tuxedo rentals. We offer our products and services through multiple channels including The Men's Wearhouse, Men's Wearhouse and Tux, Moores Clothing for Men ("Moores"), K&G and the internet at www.menswearhouse.com. Our stores are located throughout the United States and Canada and carry a wide selection of exclusive and non-exclusive merchandise brands. In addition, we offer our customers alteration services and most of our K&G stores also offer ladies' career apparel, sportswear and accessories, including shoes, and children's apparel.

We also conduct corporate apparel and uniform operations through Twin Hill in the United States ("U.S.") and the United Kingdom ("UK") and Dimensions, Alexandra and Yaffy in the UK and, in the Houston, Texas area, we conduct retail dry cleaning, laundry and heirlooming operations through MW Cleaners. We operate two reportable segments as determined by the way we manage, evaluate and internally report our business activities: Retail and Corporate Apparel. Refer to Note 15 for further segment information.

On August 6, 2013, we acquired JA Holding, Inc. ("JA Holding"), the parent company of the American clothing brand Joseph Abboud® and a U.S. tailored clothing factory. Based on the manner in which we manage, evaluate and internally report our operations, we determined that JA Holding is a component of our Men's Wearhouse brand and therefore has been included in our retail reportable segment. Refer to Notes 2 and 15 for additional details on this acquisition and our segments.

We follow the standard fiscal year of the retail industry, which is a 52-week or 53-week period ending on the Saturday closest to January 31. The periods presented in these financial statements are the fiscal years ended February 1, 2014 ("fiscal 2013"), February 2, 2013 ("fiscal 2012") and January 28, 2012 ("fiscal 2011"). Each of these periods had 52 weeks, except for 2012, which consisted of 53 weeks.

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

Accounts Receivable—Accounts receivable consists of our receivables from third-party credit card providers and other trade receivables, net of an allowance for uncollectible accounts of $0.8 million and $1.0 million in fiscal 2013 and 2012, respectively. Collectability is reviewed regularly and the allowance is adjusted as necessary. Our other trade receivables consist primarily of receivables from our corporate apparel segment customers.

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventories—Inventories, which primarily consist of finished goods, are valued at the lower of cost or market. Cost is determined based on the average cost method. Our inventory cost also includes estimated buying and distribution costs (warehousing, freight, hangers and merchandising costs) associated with the inventory, with the balance of such costs included in cost of sales. Buying and distribution costs are allocated to inventory based on the ratio of annual product purchases to inventory cost. We make assumptions, based primarily on historical experience, as to items in our inventory that may be damaged, obsolete or salable only at marked down prices to reflect the market value of these items.

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

Buildings are depreciated using the straight-line method over their estimated useful lives of 10 to 25 years. Depreciation of leasehold improvements is computed on the straight-line method over the term of the lease, which is generally five to ten years based on the initial lease term plus first renewal option periods that are reasonably assured, or the useful life of the assets, whichever is shorter. Furniture, fixtures and equipment are depreciated using primarily the straight-line method over their estimated useful lives of two to 25 years.

Depreciation expense was $84.9 million, $81.7 million and $72.6 million for fiscal 2013, 2012 and 2011, respectively.

Tuxedo Rental Product—Tuxedo rental product is amortized to cost of sales based on the cost of each unit rented. The cost of each unit rented is estimated based on the number of times the unit is expected to be rented and the average cost of the rental product. Lost, damaged and retired rental product is also charged to cost of sales. Tuxedo rental product is amortized to expense generally over a two to three year period. We make assumptions, based primarily on historical experience and information obtained from tuxedo rental industry sources, as to the number of times each unit can be rented. Amortization expense was $32.3 million, $28.3 million and $28.9 million for fiscal 2013, 2012 and 2011, respectively.

Impairment of Long-Lived Assets—Long-lived assets, such as property and equipment and identifiable intangibles with finite useful lives, are periodically evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level of which there are identifiable cash flows, which is generally at a store level. Assets are reviewed using factors including, but not limited to, our future operating plans and projected cash flows. The determination of whether impairment has occurred is based on an estimate of undiscounted future cash flows directly related to the assets, compared to the carrying value of the assets. If the sum of the undiscounted future cash flows of the assets does not exceed the carrying value of the assets, full or partial impairment may exist. If the asset carrying amount exceeds its fair value, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined using an income approach, which requires discounting the estimated future cash flows associated with the asset. Estimating future cash flows requires management to make assumptions and to apply judgment, including forecasting future sales, costs and useful lives of assets. Significant judgment is also involved in selecting the appropriate discount rate to be applied in determining the estimated fair value of an asset. Changes to our key assumptions related to future performance, market conditions and other economic factors can significantly affect our impairment evaluation. For example, unanticipated longer-term adverse market conditions can cause individual stores

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to become unprofitable and can result in an impairment charge for the property and equipment assets in those stores.

Pre-tax non-cash asset impairment charges, which were all related to the retail segment, totaled $2.2 million, $0.5 million and $2.0 million in fiscal 2013, 2012 and 2011, respectively. Of the $2.2 million recorded in fiscal 2013, $1.8 million was related to an impaired tradename. All other asset impairment charges were related to store assets

Changes to our key assumptions related to future performance, market conditions and other economic factors could result in future impairment charges for stores or other long-lived assets where the carrying amount of the assets may not be recoverable.

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

During the second quarter of fiscal 2013, based on estimates provided to us by market participants during our review of strategic alternatives for the K&G brand, we concluded that the carrying value of the K&G brand exceeded its fair value. Based on further analysis, it was determined that the entire carrying value of K&G's goodwill was impaired, resulting in a non-cash pre-tax goodwill impairment charge of $9.5 million.

Goodwill, which totaled $126.0 million at February 1, 2014, represents the excess cost of businesses acquired over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in prior business combinations. For purposes of our goodwill impairment evaluation, the reporting units are our operating brands identified in Note 15. Goodwill has been assigned to the reporting units based on prior business combinations related to the brands. The goodwill impairment evaluation is performed in two steps. The first step is intended to determine if potential impairment exists and is performed by comparing each reporting unit's fair value to its carrying value, including goodwill. If the carrying value of a reporting unit exceeds its estimated fair value, goodwill is considered potentially impaired, and we must complete the second step of the testing to determine the amount of any impairment. The second step requires an allocation of the reporting unit's first step estimated fair value to the individual assets and liabilities of the reporting unit in the same manner as if the reporting unit was being acquired in a business combination. Any excess of the estimated fair value over the amounts allocated to the individual assets and liabilities represents the implied fair value of goodwill for the reporting unit. If the implied fair value of goodwill is less than the recorded goodwill, we would recognize an impairment charge for the difference.

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

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Management judgment is a significant factor in the goodwill impairment evaluation process. The computations require management to make estimates and assumptions. Critical assumptions that are used as part of these evaluations include:

  •
  The potential future cash flows of the reporting unit.  The income approach relies on the timing and estimates of future cash flows. The projections use management's estimates of economic and market conditions over the projected period, including growth rates in revenue, gross margin and expense. The cash flows are based on our most recent business operating plans and various growth rates have been assumed for years beyond the current business plan period. We believe that the assumptions and rates used in our 2013 impairment evaluation are reasonable; however, variations in the assumptions and rates could result in significantly different estimates of fair value.

  •
  Selection of an appropriate discount rate.  The income approach requires the selection of an appropriate discount rate, which is based on a weighted-average cost of capital analysis. The discount rate is affected by changes in short-term interest rates and long-term yield as well as variances in the typical capital structure of marketplace participants. Given current economic conditions, it is possible that the discount rate will fluctuate in the near term. The weighted-average cost of capital used to discount the cash flows for our reporting units ranged from 12.5% to 14.0% for the 2013 analysis.

  •
  Selection of comparable companies within the industry.  For purposes of the market comparable approach, valuations were determined by calculating average price multiples of relevant key drivers from a group of companies that are comparable to the reporting units being analyzed and applying those price multiples to the key drivers of the reporting unit. While the market price multiple is not an assumption, a presumption that it provides an indicator of the value of the reporting unit is inherent in the valuation. The determination of the market comparable also involves a degree of judgment. Earnings multiples of 6.5 to 12.5 were used for the 2013 analysis for our operating brands including Men's Wearhouse, Moores, K&G, MW Cleaners, Twin Hill and our UK-based operations.

As discussed above, the fair values of reporting units in 2013 were determined using a combined income and market comparable approach. We believe these two approaches are appropriate valuation techniques and we generally weight the two values equally as an estimate of reporting unit fair value for the purposes of our impairment testing. However, we may weigh one value more heavily than the other when conditions merit doing so. The fair value derived from the weighting of these two methods provided appropriate valuations that, in aggregate, reasonably reconciled to our market capitalization, taking into account observable control premiums. Therefore, we used the valuations in evaluating goodwill for possible impairment and determined that, as of February 1, 2014, none of our goodwill was impaired.

The goodwill impairment evaluation process requires management to make estimates and assumptions with regard to the fair value of the reporting units. Actual values may differ significantly from these judgments, particularly if there are significant adverse changes in the operating environment for our reporting units. Sustained declines in our market capitalization could also increase the risk of goodwill impairment. Such occurrences could result in future goodwill impairment charges that would, in turn, negatively impact our results of operations; however, any such goodwill impairments would be non-cash charges that would not affect our cash flows or compliance with our current debt covenants.

Derivative Financial Instruments—Derivative financial instruments are recorded in the consolidated balance sheet at fair value as other current assets or accrued expenses and other current liabilities. We elected not to apply hedge accounting to our derivative financial instruments used for foreign currency hedging purposes. The gain or loss on our foreign currency derivative financial instruments is recorded in cost of

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

sales in the consolidated statements of earnings. However, we have elected to apply hedge accounting treatment to our interest rate swap derivative instrument as a cash flow hedge with any gains or losses being recognized as a component of other comprehensive income. Refer to Note 14 for further information regarding our derivative instruments.

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

Sabbatical Leave—We recognize compensation expense associated with a sabbatical leave or other similar benefit arrangement over the requisite service period during which an employee earns the benefit. The accrued liability for sabbatical leave, which is included in accrued expenses and other current liabilities in the consolidated balance sheets, was $11.3 million and $11.7 million as of fiscal 2013 and 2012, respectively.

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

Gift Cards and Gift Card Breakage—Proceeds from the sale of gift cards are recorded as a liability and are recognized as net sales from products and services when the cards are redeemed. Our gift cards are issued by an unrelated third party and do not have expiration dates. We recognize income from breakage of gift cards when the likelihood of redemption of the gift card is remote. We determine our gift card breakage rate based upon historical redemption patterns. Based on this historical information, the likelihood of a gift card remaining unredeemed can be determined 36 months after the gift card is issued. At that time, breakage income is recognized for those cards for which the likelihood of redemption is deemed to be remote and for which there is no legal obligation for us to remit the value of such unredeemed gift cards to

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

any relevant jurisdictions. Gift card breakage income is recorded as other operating income and is classified as a reduction of selling, general and administrative expenses ("SG&A") in our consolidated statement of earnings. Pre-tax breakage income of $1.3 million, $1.5 million and $1.4 million was recognized during fiscal 2013, 2012 and 2011, respectively. Gift card breakage estimates are reviewed on a quarterly basis.

Loyalty Program—We maintain a customer loyalty program in our Men's Wearhouse, Men's Wearhouse and Tux and Moores stores in which customers receive points for purchases. Points are equivalent to dollars spent on a one-to-one basis, excluding any sales tax dollars. Upon reaching 500 points, customers are issued a $50 rewards certificate which they may redeem for purchases at our Men's Wearhouse, Men's Wearhouse and Tux or Moores stores or online at www.menswearhouse.com. Generally, reward certificates earned must be redeemed no later than six months from the date of issuance. We accrue the estimated costs of the anticipated certificate redemptions when the certificates are issued and charge such costs to cost of goods sold. Redeemed certificates are recorded as markdowns when redeemed and no revenue is recognized for the redeemed certificate amounts. The estimate of costs associated with the loyalty program requires us to make assumptions related to the cost of product or services to be provided to customers when the certificates are redeemed as well as redemption rates. The accrued liability for loyalty program reward certificates, which is included in accrued expenses and other current liabilities in the consolidated balance sheets, was $6.3 million and $6.9 million as of fiscal 2013 and 2012, respectively.

Vendor Allowances—Vendor allowances received are recognized as a reduction of the cost of the merchandise purchased.

Shipping and Handling Costs—All shipping and handling costs for product sold are recognized as cost of goods sold.

Operating Leases—Operating leases relate primarily to stores and generally contain rent escalation clauses, rent holidays, contingent rent provisions and occasionally leasehold incentives. Rent expense for operating leases is recognized on a straight-line basis over the term of the lease, which is generally five to ten years based on the initial lease term plus first renewal option periods that are reasonably assured. Rent expense for stores is included in cost of sales as a part of occupancy cost and other rent is included in SG&A expenses. The lease terms commence when we take possession with the right to control use of the leased premises and, for stores, is generally 60 days prior to the date rent payments begin. Rental costs associated with ground or building operating leases that are incurred during a construction period are recognized as rental expense.

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

Advertising—Advertising costs are expensed as incurred or, in the case of media production costs, when the commercial first airs. Advertising expenses were $101.1 million, $94.4 million and $84.4 million in fiscal 2013, 2012 and 2011, respectively.

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

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

We use the Black-Scholes option pricing model to estimate the fair value of stock options on the date of grant. The fair value of restricted stock and deferred stock units ("DSUs") is determined based on the number of shares granted and the quoted closing price of our common stock on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period. Compensation expense for performance-based awards is recorded based on the amount of the award ultimately expected to vest and the level and likelihood of the performance condition to be met. For grants that are subject to graded vesting over a service period, we recognize expense on a straight-line basis over the requisite service period for the entire award.

Share-based compensation expense recognized for fiscal 2013, 2012 and 2011 was $17.1 million, $16.5 million and $13.8 million, respectively. Total income tax benefit recognized in net earnings for share-based compensation arrangements was $6.6 million, $6.4 million and $5.4 million for fiscal 2013, 2012 and 2011, respectively. Refer to Note 10 for additional disclosures regarding share-based compensation.

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

Non-controlling Interest—Non-controlling interest in our consolidated balance sheets represents the proportionate share of equity attributable to the minority shareholders of our consolidated UK subsidiaries. Non-controlling interest is adjusted each period to reflect the allocation of comprehensive income to or the absorption of comprehensive losses by the non-controlling interest.

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

Treasury stock—Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Gains and losses on the subsequent reissuance of shares are credited or charged to capital in excess of par value using the average-cost method. Upon retirement of treasury stock, the amounts in excess of par value are charged entirely to retained earnings. Refer to Note 9 for disclosures regarding our stock repurchases and retirement of treasury stock.

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recent Accounting Pronouncements—We have considered all new accounting pronouncements and have concluded that there are no new pronouncements that may have a material impact on our results of operations, financial condition, or cash flows, based on current information.

2. ACQUISITION

On August 6, 2013, we acquired all of the outstanding common stock of JA Holding, the parent company of the American clothing brand Joseph Abboud® and a U.S. tailored clothing factory, for $97.5 million in cash consideration, subject to certain adjustments. The total net cash consideration after these adjustments was $94.9 million. The cash paid at closing was funded by $100.0 million borrowed under the term loan provision of our Credit Agreement (see Note 4). Acquisition and integration costs of $6.7 million during fiscal 2013 are included in the consolidated statement of earnings within SG&A expenses.

The following table summarizes the fair values of the identifiable assets acquired and liabilities assumed in the JA Holding acquisition (amounts in millions).

Accounts receivable	$12.8
Inventories	6.5
Other assets	3.1
Property and equipment	7.3
Goodwill	49.3
Tradename	30.0
Accounts payable, accrued expenses and other current liabilities	(7.2)
Other liabilities	(6.9)

Total purchase price	$94.9

Goodwill is calculated as the excess of the purchase price over the net assets acquired. The acquisition resulted in goodwill primarily related to growth opportunities as we believe this transaction will accelerate our strategy of offering exclusive brands with broad appeal at attractive prices. All of the goodwill has been assigned to our retail reportable segment and is non-deductible for tax purposes. Acquired intangible assets consist of the Joseph Abboud tradename which is not subject to amortization but will be evaluated at least annually for impairment.

The results of operations for JA Holding are included in the consolidated statements of earnings beginning on August 6, 2013 and were not significant to our consolidated results. The impact of the acquisition on our results of operations, as if the acquisition had been completed as of the beginning of the periods presented, is not significant.

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

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

available to common shareholders and the actual weighted-average common shares outstanding rather than the rounded numbers presented within our consolidated statement of earnings and the accompanying notes. As a result, it may not be possible to recalculate earnings per common share attributable to common shareholders in our consolidated statement of earnings and the accompanying notes.

	Fiscal Year
	2013	2012	2011
Numerator
Total net earnings attributable to common shareholders	$83,791	$131,716	$120,601
Net earnings allocated to participating securities (restricted stock and deferred stock units)	(442)	(1,559)	(1,479)

Net earnings attributable to common shareholders	$83,349	$130,157	$119,122

Denominator
Basic weighted-average common shares outstanding	48,849	50,793	51,423
Dilutive effect of share-based awards	313	233	269

Diluted weighted-average common shares outstanding	49,162	51,026	51,692

Net earnings per common share attributable to common shareholders:
Basic	$1.71	$2.56	$2.32

Diluted	$1.70	$2.55	$2.30

For fiscal 2013, 2012, and 2011, 0.2, 0.3 and 0.4 million anti-dilutive shares of common stock were excluded from the calculation of diluted earnings per common share attributable to common shareholders, respectively.

4. DEBT

On April 12, 2013, we entered into a Third Amended and Restated Credit Agreement (the "Credit Agreement") with a group of banks to amend and restate our existing credit facility, which provided us with a revolving credit facility that was scheduled to mature on January 26, 2016.

On August 6, 2013, we borrowed $100.0 million under the term loan provision of our Credit Agreement (the "Term Loan"), which will be repaid over five years, with 10% payable annually in quarterly installments and the remainder due at maturity. Principal payments related to the Term Loan will be $10.0 million for each of the fiscal years 2014, 2015, 2016 and 2017 and $57.5 million for fiscal year 2018. The interest rate on the Term Loan is based on the monthly LIBOR rate plus 1.75%. In conjunction with the Term Loan, we also entered into an interest rate swap, in which the variable rate payments due under the Term Loan were exchanged for a fixed rate of 1.27%, resulting in a combined interest rate of 3.02%. As of February 1, 2014, there was $97.5 million outstanding under the Term Loan.

The Credit Agreement provides for a senior revolving credit facility of $300.0 million, with possible future increases to $450.0 million under an expansion feature, which matures on April 12, 2018. The Credit Agreement is secured by the stock of certain of our subsidiaries. The Credit Agreement has several borrowing and interest rate options including the following indices: (i) adjusted LIBO rate, (ii) adjusted EURIBO rate, (iii) CDOR rate, (iv) Canadian prime rate or (v) an alternate base rate (equal to the

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

greater of the prime rate, the federal funds rate plus 0.5% or the adjusted LIBO rate for a one-month period plus 1.0%). Advances under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin of up to 2.50%. The Credit Agreement also provides for fees applicable to amounts available to be drawn under outstanding letters of credit which range from 1.75% to 2.50%, and a fee on unused commitments which ranges from 0.35% to 0.50%. As of February 1, 2014, there were no borrowings outstanding under the senior revolving credit facility.

The Credit Agreement contains certain restrictive and financial covenants, including the requirement to maintain certain financial ratios. The restrictive provisions in the Credit Agreement reflect an overall covenant structure that is generally representative of a commercial loan made to an investment-grade company.

We utilize letters of credit primarily to secure inventory purchases and as collateral for workers compensation claims. At February 1, 2014, letters of credit totaling approximately $19.2 million were issued and outstanding. Borrowings available under our Credit Agreement at February 1, 2014 were $280.8 million.

5. INCOME TAXES

Earnings before income taxes (in thousands):

	Fiscal Year
	2013	2012	2011
United States	$82,061	$143,215	$133,405
Foreign	44,747	54,457	51,005

Total	$126,808	$197,672	$184,410

The provision for income taxes consists of the following (in thousands):

	Fiscal Year
	2013	2012	2011
Current tax expense:
Federal	$27,438	$41,107	$24,087
State	3,434	5,430	4,780
Foreign	9,447	13,892	5,649
Deferred tax expense (benefit):
Federal and state	961	5,739	20,864
Foreign	1,311	(559)	8,564

Total	$42,591	$65,609	$63,944

No provision for U.S. income taxes or Canadian withholding taxes has been made on the cumulative undistributed earnings of foreign companies (approximately $249.3 million at February 1, 2014) because we intend to reinvest permanently outside of the U.S. The potential deferred tax liability associated with these earnings, net of foreign tax credits associated with the earnings, is estimated to be $44.9 million.

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the statutory federal income tax rate to our effective tax rate is as follows:

	Fiscal Year
	2013	2012	2011
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.7	2.9	3.1
Net change in tax accruals	0.1	(0.2)	(0.2)
Foreign tax rate differential	(3.2)	(2.3)	(1.5)
Amortizable tax goodwill	(1.4)	(0.9)	(1.0)
Valuation allowance	0.4	0.3	—
Other	—	(1.6)	(0.7)

	33.6%	33.2%	34.7%

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, and projections for future taxable income over the periods for which the deferred tax assets are deductible, management believes, as of February 1, 2014, it is more likely than not that we will realize the benefits of the deferred tax assets, except as discussed below.

At February 1, 2014, we had net deferred tax liabilities of $14.4 million with $33.1 million classified as other current assets, $0.6 million classified as other non-current assets, and $48.1 million classified as other non-current liabilities. At February 2, 2013, we had net deferred tax liabilities of $7.0 million with $26.6 million classified as other current assets, $1.8 million classified as other non-current assets, and $35.4 million classified as other non-current liabilities. A valuation allowance of $1.2 million included in net deferred tax assets at February 1, 2014 is based on our assumptions about our ability to utilize foreign tax credits carryforwards and state net operating loss ("NOL") carryforwards before such carryforwards expire.

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total deferred tax assets and liabilities and the related temporary differences as of February 1, 2014 and February 2, 2013 were as follows (in thousands):

	February 1, 2014	February 2, 2013
Deferred tax assets:
Accrued rent and other expenses	$43,731	$37,314
Accrued compensation	21,457	20,602
Accrued inventory markdowns	2,471	2,541
Deferred intercompany profits	—	918
Other	2,013	38
Tax loss and other carryforwards	12,093	13,938

Total deferred tax assets	81,765	75,351
Valuation allowance	(1,177)	(555)

Net deferred tax assets	80,588	74,796

Deferred tax liabilities:
Property and equipment	(73,401)	(62,939)
Capitalized inventory costs	(4,557)	(4,819)
Intangibles	(17,073)	(14,021)

Total deferred tax liabilities	(95,031)	(81,779)

Net deferred tax liabilities	$(14,443)	$(6,983)

In accordance with the guidance regarding accounting for uncertainty in income taxes, we classify uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year and recognize interest and/or penalties related to income tax matters in income tax expense. As of February 1, 2014 and February 2, 2013, the total amount of accrued interest related to uncertain tax positions was $0.7 million and $0.9 million, respectively. Amounts charged to income tax expense for interest and/or penalties related to income tax matters were $0.1 million, $0.2 million and $0.3 million in fiscal 2013, 2012 and 2011, respectively.

The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	February 1, 2014	February 2, 2013
Gross unrecognized tax benefits, beginning balance	$3,917	$4,346
Increase in tax positions for prior years	245	621
Decrease in tax positions for prior years	(7)	(417)
Increase in tax positions for current year	212	539
Decrease in tax positions for current year	—	—
Settlements	(1,052)	(358)
Lapse from statute of limitations	(385)	(814)

Gross unrecognized tax benefits, ending balance	$2,930	$3,917

Of the $2.9 million in unrecognized tax benefits as of February 1, 2014, $2.5 million, if recognized, would reduce our income tax expense and effective tax rate. We do not expect material changes in the total amount of unrecognized tax benefits within the next 12 months, but the outcome of tax matters is uncertain and unforeseen results can occur.

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We are subject to routine compliance examinations on tax matters by various tax jurisdictions in the ordinary course of business. Tax years 2007 through 2013 are open to such examinations. Our tax jurisdictions include the United States, Canada, the United Kingdom, The Netherlands and France as well as their states, provinces and other political subdivisions. A U.S. federal examination and a number of U.S. state examinations are ongoing.

At February 1, 2014, we had federal, state and foreign NOL carryforwards of approximately $25.5 million, $16.8 million and $6.2 million, respectively. The federal and state NOLs will expire between fiscal 2016 and 2032; the $6.2 million of foreign NOLs can be carried forward indefinitely. We also had $0.8 million of foreign tax credit carryforwards at February 1, 2014 which will expire in 2019.

6. OTHER CURRENT ASSETS, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES AND DEFERRED TAXES AND OTHER LIABILITIES

Other current assets consist of the following (in thousands):

	February 1, 2014	February 2, 2013
Prepaid expenses	$33,747	$35,403
Current deferred tax assets	33,148	26,607
Tax receivable	17,276	8,040
Other	9,035	9,499

Total other current assets	$93,206	$79,549

Accrued expenses and other current liabilities consist of the following (in thousands):

	February 1, 2014	February 2, 2013
Accrued salary, bonus, sabbatical, vacation and other benefits	$58,127	$55,555
Customer deposits, prepayments and refunds payable	22,617	20,276
Accrued workers compensation and medical costs	22,055	19,146
Sales, value added, payroll, property and other taxes payable	19,184	23,801
Unredeemed gift certificates	15,589	15,535
Accrued strategic professional fees	9,338	—
Cash dividends declared	8,963	9,260
Loyalty program reward certificates	6,321	6,930
Other	13,603	13,841

Total accrued expenses and other current liabilities	$175,797	$164,344

Deferred taxes and other liabilities consist of the following (in thousands):

	February 1, 2014	February 2, 2013
Deferred rent and landlord incentives	$55,923	$52,814
Non-current deferred and other income tax liabilities	51,604	38,810
Other	1,765	1,305

Total deferred taxes and other liabilities	$109,292	$92,929

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the components of accumulated other comprehensive income during fiscal 2013, 2012 and 2011 (in thousands and net of tax).

	Foreign Currency Translation	Interest Rate Swap	Total
BALANCE—January 29, 2011	$38,366	$—	$38,366
Other comprehensive loss before reclassifications	(1,551)	—	(1,551)
Other comprehensive loss attributable to non-controlling interest	106	—	106

Net other comprehensive loss	(1,445)	—	(1,445)

BALANCE—January 28, 2012	36,921	—	36,921
Other comprehensive loss before reclassifications	(23)	—	(23)
Other comprehensive loss attributable to non-controlling interest	26	—	26

Net other comprehensive income	3	—	3

BALANCE—February 2, 2013	36,924	—	36,924
Other comprehensive loss before reclassifications	(8,606)	(728)	(9,334)
Other comprehensive income attributable to non-controlling interest	(608)	—	(608)
Amounts reclassified from accumulated other comprehensive income	—	329	329

Net other comprehensive loss	(9,214)	(399)	(9,613)

BALANCE—February 1, 2014	$27,710	$(399)	$27,311

8. DIVIDENDS

Cash dividends paid were approximately $35.5 million, $37.1 million and $25.1 million during fiscal 2013, 2012 and 2011, respectively. In fiscal 2013 and 2012, a dividend of $0.18 per share was declared in the first, second, third and fourth quarters, for an annual dividend of $0.72 per share, respectively. In fiscal 2011, a dividend of $0.12 per share was declared in the first, second and third quarters and a dividend of $0.18 per share was declared in the fourth quarter, for an annual dividend of $0.54 per share.

The cash dividend of $0.18 per share declared by our Board of Directors (the "Board") in January 2014 is payable on March 28, 2014 to shareholders of record on March 18, 2014. The dividend payout is approximately $9.0 million and is included in accrued expenses and other current liabilities on the consolidated balance sheet as of February 1, 2014.

9. SHARE REPURCHASES AND TREASURY STOCK

In March 2013, the Board approved a $200.0 million share repurchase program for our common stock. This approval amended and replaced our existing $150.0 million share repurchase program authorized by the Board in January 2011, which had a remaining authorization of $45.2 million at the time of amendment.

In July 2013, we entered into an accelerated share repurchase agreement ("ASR Agreement") with J.P. Morgan Securities LLC ("JPMorgan"), as agent for JPMorgan Chase Bank, National Association, London Branch, to purchase $100.0 million of our common stock. In July, we paid $100.0 million to JPMorgan and received an initial delivery of 2,197,518 shares. The value of the initial shares received was approximately $85.0 million, reflecting a $38.68 price per share. In September 2013, JPMorgan delivered

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

an additional 455,769 shares valued at approximately $15.0 million, reflecting a $32.91 price per share. All repurchased shares under the ASR Agreement were immediately retired.

In addition to the ASR Agreement, during fiscal 2013, 1,489,318 shares at a cost of $52.0 million were repurchased in open market transactions at an average price per share of $34.89 under the Board's March 2013 authorization. At February 1, 2014, the remaining balance available under the Board's March 2013 authorization was $48.0 million.

During fiscal 2012, 1,121,484 shares at a cost of $41.0 million were repurchased at an average price per share of $36.59 under the Board's January 2011 authorization. During fiscal 2011, 2,322,340 shares at a cost of $63.8 million were repurchased at an average price per share of $27.47 under the Board's January 2011 authorization.

During fiscal 2013, 2012 and 2011, 5,378 shares, 7,041 shares and 7,132 shares, respectively, at a cost of $0.2 million, $0.3 million and $0.2 million, respectively, were repurchased at an average price per share of $30.03, $37.28 and $27.77, respectively, in private transactions to satisfy minimum tax withholding obligations arising upon the vesting of certain restricted stock.

The following table summarizes our common stock repurchases during fiscal 2013, 2012 and 2011 (in thousands, except share data and average price per share):

	Fiscal Year
	2013	2012	2011
Shares repurchased	4,147,983	1,128,525	2,329,472
Total costs	$152,129	$41,296	$63,988
Average price per share	$36.68	$36.59	$27.47

The following table shows the change in our treasury shares during fiscal 2013 and 2012:

Treasury Shares
Balance, January 28, 2012	20,447,822
Purchases of common stock	1,128,525
Reissuance of common stock	(6,295)

Balance, February 2, 2013	21,570,052
Purchases of common stock	1,494,696
Retirement of common stock	(22,915,087)
Reissuance of common stock	(11,761)

Balance, February 1, 2014	137,900

The total cost of the 137,900 shares of treasury stock held at February 1, 2014 was $3.4 million or an average price of $24.71 per share. The total cost of the 21,570,052 shares of treasury stock held at February 2, 2013 was $517.9 million or an average price of $24.01 per share.

For fiscal 2013 and 2012, 11,761 treasury shares and 6,295 treasury shares, respectively, of our common stock were reissued pursuant to a two-year services agreement with an unrelated third party. The fair value of the common stock issued during fiscal 2013 and 2012 was approximately $0.4 million and $0.2 million, respectively.

In December 2013, we retired 22.9 million shares of our treasury stock, which had no impact on total stockholders' equity.

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. EQUITY AND SHARE-BASED COMPENSATION PLANS

  Shareholder Rights Plan

On October 9, 2013, the Board declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of our common stock. The dividend was payable on October 21, 2013 (the "Record Date") to shareholders of record as of the close of business on that date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share (the "Preferred Shares"), of the Company at a price of $160.00 per one-thousandth of a Preferred Share, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement (the "Rights Agreement") dated as of October 10, 2013. The Rights become exercisable in the event any person or group acquires 10% (or 15% in the case of a passive institutional investor) or more of our common stock or following the commencement of, or announcement of an intention to make, a tender offer or exchange offer of the Company's common stock, and until such time are inseparable from and trade with the Company's common stock. The Rights Agreement expires on September 30, 2014 unless the Rights are earlier redeemed or exchanged by the Company. No Rights were exercised as of February 1, 2014.

  Preferred Stock

Our Board is authorized to issue up to 2,000,000 shares of preferred stock and to determine the dividend rights and terms, redemption rights and terms, liquidation preferences, conversion rights, voting rights and sinking fund provisions of those shares without any further vote or act by Company shareholders. There was no issued preferred stock as of February 1, 2014 and February 2, 2013, respectively.

  Stock Plans

We have adopted the 2004 Long-Term Incentive Plan ("2004 Plan") which, as amended, provides for an aggregate of up to 4,610,059 shares of our common stock (or the fair market value thereof) with respect to which stock options, stock appreciation rights, restricted stock, DSUs and performance based awards may be granted to full-time key employees and to non-employee directors of the Company. During fiscal 2013, our shareholders approved an amendment to the 2004 Plan extending its termination date to March 29, 2024. Under the 2004 Plan, the vesting, transferability restrictions and other applicable provisions of any stock options, stock appreciation rights, restricted stock, DSUs or performance based awards are determined by the Compensation Committee of the Board of Directors or, in the case of awards to non-employee directors, the Board of Directors of the Company.

In addition, we continue to administer the 1996 Long-Term Incentive Plan ("1996 Plan") and the Non-Employee Director Stock Option Plan ("Director Plan") as a result of awards which remain outstanding pursuant to such plans. No awards have been available for grant under the 1996 Plan and the Director Plan since April 2011 and February 2012, respectively.

Options granted under these plans vest annually in varying increments over a period from one to ten years and must be exercised within ten years of the date of grant. Grants of DSUs or restricted stock generally vest over a period from one to three years; however, certain grants vest annually at varying increments over a period up to ten years.

As of February 1, 2014, 1,465,820 shares were available for grant under the 2004 Plan and 2,848,329 shares of common stock were reserved for future issuance under the existing plans.

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Non-Vested Deferred Stock Units and Restricted Stock Shares

The following table summarizes DSU activity during fiscal 2013:

	Shares		Weighted-Average Grant-Date Fair Value
	Time- Based	Performance- Based	Time- Based	Performance- Based
Non-Vested at February 2, 2013	471,369	—	$36.22	$—
Granted	461,821	97,668	33.30	33.09
Vested(1)	(325,763)	—	38.19	—
Forfeited	(34,385)	(15,110)	32.85	33.09

Non-Vested at February 1, 2014	573,042	82,558	$32.95	$33.09

(1)
Includes 110,740 shares relinquished for tax payments related to vested DSUs in fiscal 2013.

The following table summarizes additional information about DSUs:

	Fiscal Year
	2013	2012	2011
DSUs issued	559,489	350,284	470,999
Weighted average grant date fair value	$33.26	$39.37	$28.65
Fair value of shares vested (in millions)	$12.4	$10.7	$8.2

As of February 1, 2014, the intrinsic value of non-vested DSUs was $31.5 million.

On April 3, 2013, our Board approved a change in the form of award agreements to be issued for grants of DSUs to participants under our 2004 Long-Term Incentive Plan. As revised, the award agreements provide that dividend equivalents, if any, will be accrued during the vesting period for such DSU awards and paid out only upon vesting of the underlying DSUs. As such, grants of DSU awards on or after April 3, 2013 earn dividends throughout the vesting period which are subject to the same vesting terms as the underlying share award. Grants of DSUs generally vest over a period of from one to three years. DSU awards granted prior to April 3, 2013 are entitled to receive non-forfeitable dividend equivalents, if any, when and if paid to shareholders of record at the payment date. Included in the non-vested time-based awards as of February 1, 2014 are 141,662 DSUs granted prior to April 3, 2013.

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

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes restricted stock activity during fiscal 2013:

	Shares	Weighted-Average Grant-Date Fair Value
Non-Vested at February 2, 2013	99,847	$28.55
Granted	23,577	40.29
Vested	(42,505)	29.70
Forfeited	—	—

Non-Vested at February 1, 2014	80,919	$31.36

The following table summarizes additional information about restricted stock:

	Fiscal Year
	2013	2012	2011
Restricted stock issued	23,577	22,407	119,081
Weighted average grant date fair value	$40.29	$31.23	$28.45
Fair value of shares vested (in millions)	$1.3	$1.2	$1.3

As of February 1, 2014, the intrinsic value of non-vested restricted stock shares was $3.9 million.

As of February 1, 2014, we have unrecognized compensation expense related to non-vested DSUs and shares of restricted stock of approximately $11.2 million which is expected to be recognized over a weighted-average period of 1.4 years.

  Stock Options

The following table summarizes stock option activity during fiscal 2013:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Options outstanding at February 2, 2013	1,024,768	$25.54
Granted	19,080	33.09
Exercised	(372,841)	20.67
Forfeited	(25,012)	19.58
Expired	(5)	7.97

Outstanding at February 1, 2014	645,990	$28.80	5.2 Years	$12,427

Vested or expected to vest at February 1, 2014	640,815	$28.82	5.2 Years	$12,314

Exercisable at February 1, 2014	346,843	$28.92	4.8 Years	$6,631

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted-average grant date fair value of stock options granted during fiscal 2013, 2012 and 2011 was $13.10, $17.21, and $11.65, respectively. The fair value of options is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

	Fiscal Year
	2013	2012	2011
Risk-free interest rates	0.76%	1.09%	2.16%
Expected lives	5.0 years	5.0 years	5.0 years
Dividend yield	2.20%	2.07%	1.70%
Expected volatility	55.00%	58.67%	53.67%

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected lives represents the period of time the options are expected to be outstanding after their grant date. The dividend yield is based on the average of the annual dividend divided by the market price of our common stock at the time of declaration. The expected volatility is based on historical volatility of our common stock. The total intrinsic value of options exercised during fiscal 2013, 2012 and 2011 was $7.8 million, $6.4 million and $5.6 million, respectively. As of February 1, 2014, we have unrecognized compensation expense related to non-vested stock options of approximately $2.5 million which is expected to be recognized over a weighted-average period of 1.9 years.

11. RETIREMENT AND STOCK PURCHASE PLANS

We have a 401(k) savings plan which allows eligible employees to save for retirement on a tax deferred basis. Employer matching contributions under the 401(k) savings plan are made based on a formula set by the Board from time to time. During fiscal 2013, 2012 and 2011, our matching contributions for the plan charged to operations were $1.0 million, $1.0 million and $0.9 million, respectively.

In addition, we have an Employee Stock Discount Plan ("ESDP") which allows employees to authorize after-tax payroll deductions to be used for the purchase of up to 2,137,500 shares of our common stock at 85% of the lesser of the fair market value of our common stock on the first day of the offering period or the fair market value of our common stock on the last day of the offering period. We make no contributions to this plan but pay all brokerage, service and other costs incurred. A participant may not purchase more than 125 shares during any calendar quarter.

During fiscal 2013, 2012 and 2011, employees purchased 108,110 shares, 104,654 shares and 103,964 shares, respectively, under the ESDP, the weighted-average fair value of which was $28.06, $25.18 and $22.53 per share, respectively. We recognized approximately $0.8 million, $0.7 million and $0.7 million of share-based compensation expense related to the ESDP for fiscal 2013, 2012 and 2011, respectively. As of February 1, 2014, 740,338 shares were reserved for future issuance under the ESDP.

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. GOODWILL AND INTANGIBLE ASSETS

  Goodwill

Goodwill allocated to our reportable segments and changes in the net carrying amount of goodwill for the years ended February 1, 2014 and February 2, 2013 are as follows (in thousands):

	Retail	Corporate Apparel	Total
Balance, January 28, 2012	$59,900	$27,882	$87,782
Translation adjustment	95	(42)	53

Balance, February 2, 2013	$59,995	$27,840	$87,835
Goodwill of acquired business	49,338	—	49,338
Impairment charge	(9,501)	—	(9,501)
Translation adjustment	(2,913)	1,244	(1,669)

Balance, February 1, 2014	$96,919	$29,084	$126,003

The goodwill of acquired business, during fiscal 2013, resulted from our acquisition of JA Holding. Refer to Note 2 for additional discussion of the JA Holding acquisition.

Goodwill is evaluated for impairment annually as of our fiscal year end. A more frequent evaluation is performed if events or circumstances indicate that impairment could have occurred. During fiscal 2013, based on estimates provided to us by market participants during our review of strategic alternatives for the K&G brand, we concluded that the carrying value of the K&G brand exceeded its fair value. Based on further analysis, it was determined that the entire carrying value of K&G's goodwill was impaired, resulting in a non-cash pre-tax goodwill impairment charge of $9.5 million. As of February 1, 2014, accumulated goodwill impairment totaled $9.5 million.

  Intangible Assets

The gross carrying amount and accumulated amortization of our identifiable intangible assets are as follows (in thousands):

	February 1, 2014	February 2, 2013
Amortizable intangible assets:
Carrying amount:
Trademarks, tradenames and other intangibles	$12,012	$14,502
Customer relationships	33,602	32,098

Total carrying amount	45,614	46,600

Accumulated amortization:
Trademarks, tradenames and other intangibles	(9,007)	(8,663)
Customer relationships	(9,895)	(6,751)

Total accumulated amortization	(18,902)	(15,414)

Total amortizable intangible assets, net	26,712	31,186

Infinite-lived intangible assets:
Trademarks and tradename	31,315	1,256

Total intangible assets, net	$58,027	$32,442

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The increase in indefinite-lived intangible assets at February 1, 2014 relates to the Joseph Abboud tradename acquired in our acquisition of JA Holding. Refer to Note 2 for additional discussion of the JA Holding acquisition.

As a result of our acquisition of JA Holding, management determined that one of its existing tradenames was impaired. As the tradename would not contribute to future cash flows, we concluded its fair value was zero. Therefore, we recorded a $1.8 million retail segment impairment charge which is included in asset impairment charges in the consolidated statement of earnings.

The pre-tax amortization expense associated with intangible assets subject to amortization totaled approximately $3.8 million, $3.3 million and $3.4 million for fiscal 2013, 2012 and 2011, respectively. Pre-tax amortization expense associated with intangible assets subject to amortization at February 1, 2014 is estimated to be approximately $3.0 million for fiscal year 2014, $2.9 million for each of the fiscal years 2015, 2016, and 2017 and $2.8 million for fiscal year 2018.

13. FAIR VALUE MEASUREMENTS

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

There were no transfers into or out of Level 1 and Level 2 during the year ended February 1, 2014 or February 2, 2013.

  Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

	Fair Value Measurements at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At February 1, 2014—
Liabilities:
Derivative financial instruments	$—	$1,137	$—	$1,137

At February 2, 2013—
Assets:
Cash equivalents	$20,054	$—	$—	$20,054

Derivative financial instruments	$—	$215	$—	$215

Liabilities:
Derivative financial instruments	$—	$17	$—	$17

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash equivalents consist of money market instruments that have original maturities of three months or less. The carrying value of cash equivalents approximates fair value due to the highly liquid and short-term nature of these instruments.

Derivative financial instruments are comprised of (1) foreign currency forward exchange contracts primarily entered into to minimize our foreign currency exposure related to forecasted purchases of certain inventories denominated in a currency different from the operating entity's functional currency and (2) an interest rate swap agreement to minimize our exposure to interest rate changes on our outstanding indebtedness. These derivative financial instruments are recorded in the consolidated balance sheets at fair value based upon observable market inputs. Derivative financial instruments in an asset position are included within other current assets in the consolidated balance sheets. Derivative financial instruments in a liability position are included within accrued expenses and other current liabilities or noncurrent liabilities in the consolidated balance sheets. Refer to Note 14 for further information regarding our derivative instruments.

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

The following table presents the non-financial assets measured at estimated fair value on a non-recurring basis and any resulting realized losses included in earnings. Because long-lived assets are not measured at fair value on a recurring basis, certain carrying amounts and fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent the fair values at February 1, 2014 or February 2, 2013.

Fair Value Measurements—non-recurring basis (in thousands)	February 1, 2014	February 2, 2013
Long-lived assets held-for use
Carrying amount	$2,234	$695
Realized loss	(2,216)	(482)

Fair value measurement	$18	$213

The realized loss relates to impaired tradename and store assets in our retail segment and is reflected as asset impairment charges in the consolidated statement of earnings. Refer to "Impairment of Long-Lived Assets" in Note 1 for additional information.

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the second quarter of fiscal 2013, we recorded a non-cash pre-tax goodwill impairment charge related to our K&G brand totaling $9.5 million. We estimated the fair value of the K&G brand based on estimates provided to us by market participants, which we classified as Level 2 within the fair value hierarchy.

  Fair Value of Financial Instruments

Our financial instruments, other than those presented in the disclosures above, consist of cash, accounts receivable, accounts payable, accrued expenses, long-term debt and other current liabilities. Management estimates that the carrying value of cash, accounts receivable, accounts payable, accrued expenses, long-term debt and other current liabilities approximate their fair value due to the highly liquid or short-term nature of these instruments.

14. DERIVATIVE FINANCIAL INSTRUMENTS

We are exposed to market risk associated with foreign currency exchange rate fluctuations as a result of our direct sourcing programs and our operations in foreign countries. In connection with our direct sourcing programs, we may enter into merchandise purchase commitments that are denominated in a currency different from the functional currency of the operating entity. Our risk management policy is to hedge a significant portion of forecasted merchandise purchases for our direct sourcing programs that bear foreign exchange risk using foreign exchange forward contracts. We have not elected to apply hedge accounting to these transactions denominated in a foreign currency. These foreign currency derivative financial instruments are recorded in the consolidated balance sheet at fair value determined by comparing the cost of the foreign currency to be purchased under the contracts using the exchange rates obtained under the contracts (adjusted for forward points) to the hypothetical cost using the spot rate at period end.

In addition, we are exposed to interest rate risk associated with our outstanding indebtedness. In connection with this indebtedness, we entered into an interest rate swap in which the variable rate payments due under our Term Loan were exchanged for a fixed rate. Our risk management policy is to hedge our exposure to fluctuations in interest rates using this swap agreement. The interest rate swap derivative financial instrument is recorded in the consolidated balance sheet at fair value which approximates the amount at which the swap could be settled using projected future interest rates as provided by counterparties.

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below discloses the fair value of the derivative financial instruments included in the consolidated balance sheet as of February 1, 2014 and February 2, 2013 (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
At February 1, 2014—
Foreign exchange forward contracts	Other current assets	$—	Accrued expenses and other current liabilities	$483

At February 2, 2013—
Foreign exchange forward contracts	Other current assets	$215	Accrued expenses and other current liabilities	$17

Derivatives designated as hedging instruments:
At February 1, 2014— Interest rate swap	Other noncurrent assets	$—	Other noncurrent liabilities	$654

At February 1, 2014, we had 28 contracts maturing in varying increments to purchase United States dollars ("USD") for an aggregate notional amount of pounds Sterling ("GBP") £17.5 million maturing at various dates through June 2014. For the fiscal year ended February 1, 2014, we recognized a net pre-tax loss of $0.3 million in cost of sales in the consolidated statement of earnings for our derivative financial instruments not designated as hedging instruments.

At February 2, 2013, we had four contracts maturing in varying increments to purchase Euros for an aggregate notional amount of USD $1.2 million maturing at various dates through May 2013, 10 contracts maturing in varying increments to purchase USD for an aggregate notional amount of Canadian dollars ("CAD") $4.1 million maturing at various dates through May 2013 and 16 contracts maturing in varying increments to purchase USD for an aggregate notional amount of GBP £14.0 million maturing at various dates through June 2013. For the fiscal year ended February 2, 2013, we recognized a net pre-tax loss of $0.5 million in cost of sales in the consolidated statement of earnings for our derivative financial instruments not designated as hedging instruments. For the fiscal year ended January 28, 2012, we recognized a net pre-tax loss of $0.7 million in cost of sales in the consolidated statement of earnings for our derivative financial instruments not designated as hedging instruments.

In August 2013, we entered into a Term Loan due April 2018 with variable-rate interest payments (see Note 4). To minimize the impact of changes in interest rates on our interest payments, in August 2013, we entered into an interest rate swap agreement with a financial institution to swap variable-rate interest payments for fixed-rate interest payments. The interest rate swap agreement matures in April 2018 and has periodic interest settlements, both consistent with the terms of our Term Loan. We have designated the interest rate swap as a cash flow hedge of the variability of interest payments under the Term Loan due to changes in the LIBOR benchmark interest rate.

Under this agreement, we receive a floating rate based on the 1-month LIBOR rate and pay a fixed rate of 3.02% (including the applicable margin of 1.75%) on the outstanding notional amount. The swap fixed rate

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

was structured to mirror the payment terms of the Term Loan. At February 1, 2014, the fair value of the interest rate swap was a liability of $0.7 million and was recorded in our consolidated balance sheet within other noncurrent liabilities with the effective portion of the loss reported as a component of accumulated other comprehensive income. There was no hedge ineffectiveness at February 1, 2014. Changes in fair value are reclassified from accumulated other comprehensive income into earnings in the same period that the hedged item affects earnings. Over the next 12 months, approximately $1.0 million of the effective portion of the loss is expected to be reclassified from accumulated other comprehensive income into earnings.

If, at any time, the swap is determined to be ineffective, in whole or in part, due to changes in the interest rate swap or underlying debt agreements, the fair value of the portion of the swap determined to be ineffective will be recognized as a gain or loss in the statement of earnings for the applicable period.

We had no derivative financial instruments with credit-risk-related contingent features underlying the agreements as of February 1, 2014 or February 2, 2013.

15. SEGMENT REPORTING

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

On August 6, 2013, we acquired JA Holding, the parent company of the American clothing brand Joseph Abboud® and a U.S. tailored clothing factory. Based on the manner in which we manage, evaluate and internally report our operations, we determined that JA Holding is a component of our Men's Wearhouse brand and therefore has been included in our retail reportable segment. See Note 2 for additional details on our acquisition.

The corporate apparel segment includes the results from our corporate apparel and uniform operations conducted by Twin Hill in the United States ("U.S.") and Dimensions, Alexandra and Yaffy in the UK. The two corporate apparel and uniform concepts are operating segments that have been aggregated into the reportable corporate apparel segment based on their similar economic characteristics, products, production processes, target customers and distribution methods. The corporate apparel segment provides corporate clothing uniforms and workwear to workforces.

We measure segment profitability based on operating income, defined as income before interest expense, interest income, income taxes and non-controlling interest. Corporate expenses and assets are allocated to the retail segment.

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net sales by brand and reportable segment are as follows (in thousands):

	Fiscal Year
	2013	2012	2011
Net sales:
MW(1)	$1,606,218	$1,581,122	$1,471,711
Moores	254,371	273,978	267,689
K&G	336,222	365,945	375,105
MW Cleaners	29,611	27,804	24,688

Total retail segment	2,226,422	2,248,849	2,139,193

Twin Hill	37,678	29,513	25,398
Dimensions and Alexandra (UK)	209,133	209,916	218,093

Total corporate apparel segment	246,811	239,429	243,491

Total net sales	$2,473,233	$2,488,278	$2,382,684

(1)
MW includes Men's Wearhouse and Men's Wearhouse and Tux stores and JA Holding.

The following table sets forth supplemental products and services sales information for the Company (in thousands):

	Fiscal Year
	2013	2012	2011
Net sales:
Men's tailored clothing product	$904,223	$919,447	$884,133
Men's non-tailored clothing product	686,514	690,605	656,689
Ladies clothing product	73,542	81,196	78,849
Other	3,256	—	—

Total retail clothing product	1,667,535	1,691,248	1,619,671

Tuxedo rental services	411,864	406,454	376,857
Alteration services	117,412	123,343	117,977
Retail dry cleaning services	29,611	27,804	24,688

Total alteration and other services	147,023	151,147	142,665

Corporate apparel clothing product	246,811	239,429	243,491

Total net sales	$2,473,233	$2,488,278	$2,382,684

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating income (loss) by reportable segment and the reconciliation to earnings before income taxes is as follows (in thousands):

	Fiscal Year
	2013	2012	2011
Operating income (loss):
Retail	$120,247	$194,679	$189,995
Corporate apparel	9,381	3,889	(4,563)

Operating income	129,628	198,568	185,432
Interest income	385	648	424
Interest expense	(3,205)	(1,544)	(1,446)

Earnings before income taxes	$126,808	$197,672	$184,410

Capital expenditures by reportable segment are as follows (in thousands):

	Fiscal Year
	2013	2012	2011
Capital expenditures:
Retail	$105,781	$117,796	$82,001
Corporate apparel	2,419	3,637	9,819

Total capital expenditures	$108,200	$121,433	$91,820

Depreciation and amortization expense by reportable segment is as follows (in thousands):

	Fiscal Year
	2013	2012	2011
Depreciation and amortization expense:
Retail	$82,084	$77,680	$69,644
Corporate apparel	6,665	7,299	6,324

Total depreciation and amortization expense	$88,749	$84,979	$75,968

Total assets by reportable segment are as follows (in thousands):

	February 1, 2014	February 2, 2013
Segment assets:
Retail	$1,306,677	$1,250,307
Corporate apparel	248,553	246,040

Total assets	$1,555,230	$1,496,347

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables below present information related to geographic areas in which we operate, with net sales classified based primarily on the country where our customer is located (in thousands):

	Fiscal Year
	2013	2012	2011
Net sales:
U.S.	$2,009,729	$2,004,384	$1,896,902
Canada	254,371	273,978	267,689
UK	209,133	209,916	218,093

Total net sales	$2,473,233	$2,488,278	$2,382,684

	February 1, 2014	February 2, 2013
Long-lived assets:
U.S.	$490,665	$451,860
Canada	47,082	51,091
UK	13,231	12,992

Total long-lived assets	$550,978	$515,943

16. COMMITMENTS AND CONTINGENCIES

  Lease commitments

We lease retail business locations, office and warehouse facilities, copier equipment and automotive equipment under various non-cancelable operating leases expiring in various years through 2027. Rent expense for operating leases for fiscal 2013, 2012 and 2011 was $175.9 million, $169.4 million and $165.1 million, respectively, and includes contingent rentals of $0.2 million, $0.6 million and $0.6 million, respectively. Sublease rentals of $1.2 million, $1.1 million and $0.7 million were received in fiscal 2013, 2012 and 2011, respectively.

Minimum future rental payments under non-cancelable operating leases as of February 1, 2014 for each of the next five years and in the aggregate are as follows (in thousands):

Fiscal Year	Operating Leases
2014	$177,071
2015	162,397
2016	138,251
2017	107,758
2018	82,082
Thereafter	235,232

Total	$902,791

The total minimum lease commitment amount above does not include minimum sublease rent income of $6.0 million receivable in the future under non-cancelable sublease agreements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Legal matters

We are involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of our business. Management believes that none of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

17. QUARTERLY RESULTS OF OPERATIONS (Unaudited)

Our quarterly results of operations reflect all adjustments, consisting only of normal, recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The consolidated results of operations by quarter for fiscal 2013 and 2012 are presented below (in thousands, except per share amounts):

	Fiscal 2013 Quarters Ended
	May 4, 2013	August 3, 2013(1)	November 2, 2013(2)	February 1, 2014(3)
Net sales	$616,536	$647,255	$648,890	$560,552
Gross margin	277,920	308,794	293,502	208,794
Net earnings (loss) attributable to common shareholders	$33,091	$42,943	$38,204	$(30,447)
Net earnings (loss) per common share attributable to common shareholders:
Basic(5)	$0.65	$0.86	$0.80	$(0.64)
Diluted(5)	$0.65	$0.85	$0.79	$(0.64)

	Fiscal 2012 Quarters Ended
	April 28, 2012	July 28, 2012	October 27, 2012	February 2, 2013(4)
Net sales	$586,574	$662,302	$630,974	$608,428
Gross margin	254,049	320,257	290,697	243,145
Net earnings (loss) attributable to common shareholders	$26,884	$59,393	$48,843	$(3,404)
Net earnings (loss) per common share attributable to common shareholders:
Basic(5)	$0.52	$1.16	$0.95	$(0.07)
Diluted(5)	$0.52	$1.15	$0.95	$(0.07)

(1)
Includes a pre-tax charge of $9.5 million related to K&G goodwill impairment and pre-tax expenses totaling $2.9 million related to the acquisition and integration of JA Holding and separation costs with a former executive.

(2)
Includes pre-tax expenses totaling $9.7 million related to the acquisition and integration of JA Holding, costs related to various strategic projects, separation costs with former executives and a New York store related closure costs offset by a pre-tax gain of $2.2 million related to the sale of an office building in Fremont, California.

(3)
Includes pre-tax expenses totaling $19.0 million related to the acquisition and integration of JA Holding, costs related to various strategic projects, separation costs with former executives, K&G e-commerce closure costs and a tradename impairment charge.

(4)
The fourth quarter of fiscal 2012 consisted of 14 weeks. All other fiscal quarters presented consisted of 13 weeks.

(5)
Due to the method of calculating weighted-average common shares outstanding, the sum of the quarterly per share amounts may not equal net earnings per common share attributable to common shareholders for the respective years.

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. SUBSEQUENT EVENT

On March 11, 2014, we entered into an Agreement and Plan of Merger with Jos. A. Bank Clothiers, Inc. ("Jos. A. Bank") pursuant to which we will acquire all of the issued and outstanding shares of common stock of Jos. A. Bank for $65.00 per share in cash, or total consideration of approximately $1.8 billion. Pursuant to the merger agreement, we amended our existing tender offer (as so amended, the "Offer") to acquire all of the issued and outstanding shares of common stock of Jos. A. Bank and, following the consummation of the Offer, and subject to the satisfaction or waiver of the conditions set forth in the merger agreement, Java Corp., our wholly owned subsidiary, will merge with and into Jos. A. Bank and Jos. A. Bank will survive as our wholly owned subsidiary. We believe that Jos. A. Bank's strong brand and complementary business model will broaden our customer reach. The transaction, which is expected to close by the third quarter of 2014, is subject to satisfaction of customary closing conditions, including, among others, there being validly tendered and not validly withdrawn prior to the expiration of the Offer that number of shares (excluding shares tendered pursuant to guaranteed delivery procedures that have not yet been delivered in settlement or satisfaction of such guarantee) which, when added to the shares we already own, represents at least a majority of the total number of outstanding shares on a fully diluted basis, and expiration or termination of the applicable waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act").

Concurrently with the signing of the definitive agreement, we entered into a financing commitment letter (the "Commitment Letter") with various lenders. We expect the financing under the Commitment Letter, together with cash balances, to be sufficient to provide the financing necessary to consummate our offer to acquire all of the issued and outstanding shares of common stock of Jos. A. Bank and to refinance certain of our existing indebtedness. The Commitment Letter provides for (i) $1.1 billion aggregate principal amount of senior secured term B loans, (ii) a $500.0 million asset-based revolving facility of the Company and certain of its subsidiaries and (iii) $600.0 million aggregate principal amount of unsecured bridge loans to the extent $600.0 million in gross proceeds are not raised from the issuance and sale by the Company of senior unsecured notes prior to the effective time of the merger. The financing commitments are subject to certain conditions set forth in the Commitment Letter.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended February 1, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. We are not including an assessment of changes in internal controls over financial reporting of JA Holding, a business with annual revenues of approximately $60 million.

On August 6, 2013, we acquired JA Holding. Prior to the acquisition, JA Holding was a privately-held company. We are in the process of implementing our internal control structure over the acquired operations, and expect that this effort will be completed in fiscal 2014.

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

Our management assessed the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (1992). Based on such assessment, management concluded that, as of February 1, 2014, our internal control over financial reporting is effective based on those criteria.

Management's evaluation excludes JA Holding, which was acquired on August 6, 2013, and whose financial statements constitute 9% and 7% of net and total assets, respectively, 0.4% of revenues, and 0.2% of net income of the consolidated financial statement amounts as of and for the year ended February 1, 2014. In accordance with guidance issued by the Securities and Exchange Commission ("SEC"), companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year subsequent to the acquisition while integrating the acquired operations.

Deloitte & Touche LLP has audited our internal control over financial reporting as of February 1, 2014; their report is included in Item 9A, which follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Men's Wearhouse, Inc.
Houston, Texas

We have audited the internal control over financial reporting of The Men's Wearhouse, Inc. and subsidiaries (the "Company") as of February 1, 2014, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at JA Holding, which was acquired on August 6, 2013 and whose financial statements constitute 9% and 7% of net and total assets, respectively, 0.4% of revenues, and 0.2% of net income of the consolidated financial statement amounts as of and for the year ended February 1, 2014. Accordingly, our audit did not include the internal control over financial reporting at JA Holding. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2014, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended February 1, 2014 of the Company and our report dated April 1, 2014 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
April 1, 2014

ITEM 9B.    OTHER INFORMATION

Our Board of Directors has determined that our Annual Meeting of Shareholders will be held at 11:00 a.m. on June 18, 2014. We currently contemplate that our annual report and definitive proxy materials will be made available to our shareholders beginning on or about May 9, 2014. Pursuant to our Fifth Amended and Restated Bylaws, as a result of the annual meeting being held more than 30 days before the anniversary date of our 2013 Annual Meeting of Shareholders, for business to be properly brought before the 2014 Annual Meeting by a shareholder, the shareholder must have given timely notice thereof in writing to the Secretary of the Company by the tenth (10th) day following the day on which public announcement of the date of such meeting is first made by the corporation (i.e., April 11, 2014). For additional information on the requirements to submit a proposal, please see our Proxy Statement for the Annual Meeting of Shareholders held on September 10, 2013, as filed with the SEC on August 8, 2013.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held June 18, 2014.

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

ITEM 11.    EXECUTIVE COMPENSATION

Except as set forth above, the information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held June 18, 2014.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain equity compensation plan information for the Company as of February 1, 2014.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)		Weighted- Average Exercise Price of Outstanding Options (b)(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities in column (a)) (c)
Equity Compensation Plans Approved by Security Holders	1,301,590		$28.80	2,206,158	(3)
Equity Compensation Plans Not Approved by Security Holders	—		—	—

Total	1,301,590	(1)	$28.80	2,206,158

(1)
Consists of 645,990 shares issuable upon exercise of outstanding stock options and 655,600 shares issuable upon conversion of outstanding deferred stock units.

(2)
Calculated based upon outstanding stock options to purchase shares of our common stock.

(3)
Securities available for future issuance include 1,465,820 shares under the 2004 Plan and 740,338 shares under the Employee Stock Discount Plan. Refer to Note 10 and Note 11 of Notes to Consolidated Financial Statements.

Except as set forth above, the information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held June 18, 2014.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held June 18, 2014.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held June 18, 2014.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    Financial Statements and Schedules

The following consolidated financial statements of the Company are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of February 1, 2014 and February 2, 2013
Consolidated Statements of Earnings for the years ended February 1, 2014, February 2, 2013 and January 28, 2012
Consolidated Statements of Comprehensive Income for the years ended February 1, 2014, February 2, 2013 and January 28, 2012
Consolidated Statements of Equity for the years ended February 1, 2014, February 2, 2013 and January 28, 2012
Consolidated Statements of Cash Flows for the years ended February 1, 2014, February 2, 2013 and January 28, 2012
Notes to Consolidated Financial Statements

(b)    Exhibits

Exhibit Number		Exhibit
2.1	—	Investment, Shareholders' and Stock Purchase Agreement dated August 6, 2010, by and among The Men's Wearhouse, Inc., Moores The Suit People Inc., MWUK Holding Company Limited, Ensco 648 Limited, Gresham 4A and Gresham 4B and the stockholders of Ensco 648 Limited (incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K/A filed with the Commission on August 16, 2010).
2.2	—
Agreement and Plan of Merger, dated July 17, 2013, by and among The Men's Wearhouse, Inc., Blazer Merger Sub Inc., JA Holding, Inc. and JA Holding, LLC. (incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on July 18, 2013).
2.3	—
Agreement and Plan of Merger, dated March 11, 2014, by and among The Men's Wearhouse, Inc., Java Corp., and Jos. A. Bank Clothiers, Inc. (incorporated by reference from Exhibit (d)(1) to the Company's Amendment No. 9 to Schedule TO filed on March 11, 2014).
3.1	—	Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 1994).
3.2	—	Articles of Amendment to the Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999).
3.3	—	Fifth Amended and Restated Bylaws (incorporated by reference from Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the Commission on October 11, 2013).
3.4	—
Statement of Change of Registered Office/Agent with the Texas Secretary of State (incorporated by reference from Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 28, 2012).
3.5	—
Statement of Designations of Series A Junior Participating Preferred Stock (incorporated by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on October 11, 2013).
4.1	—	Restated Articles of Incorporation (included as Exhibit 3.1).
4.2	—	Form of Common Stock certificate (incorporated by reference from Exhibit 4.3 to the Company's Registration Statement on Form S-1 (Registration No. 33-45949)).
4.3	—	Articles of Amendment to the Restated Articles of Incorporation (included as Exhibit 3.2).
4.4	—	Fifth Amended and Restated Bylaws (included as Exhibit 3.3).
4.5	—	Statement of Change of Registered Office/Agent with the Texas Secretary of State (included as Exhibit 3.4).
4.6	—
Rights Agreement, dated as of October 10, 2013, between The Men's Wearhouse, Inc. and American Stock Transfer & Trust Company, LLC as Rights Agent (incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Commission on October 11, 2013).

Exhibit Number		Exhibit
4.7	—	Statement of Designations of Series A Junior Participating Preferred Stock (included as Exhibit 3.5).
10.1	—
Third Amended and Restated Credit Agreement, dated as January 26, 2011, by and among The Men's Wearhouse, Inc., Moores The Suit People Inc., MWUK Holding Company Limited, the financial institutions from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, and J.P. Morgan Europe Limited, as European Agent (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on April 16, 2013).
10.2	—
Commitment Letter, dated March 11, 2014, by and among Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC and the Company (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission March 13, 2014).
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
*10.7	—
First Amendment to The Men's Wearhouse, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on June 17, 2011).
*10.8	—
Second Amendment to The Men's Wearhouse, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on April 20, 2012).
*10.9	—
Third Amendment to The Men's Wearhouse, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on September 10, 2013).

Exhibit Number		Exhibit
*10.10	—	Forms of Deferred Stock Unit Award Agreement and Restricted Stock Award Agreement (each for non-employee directors) under The Men's Wearhouse, Inc. 2004 Long-Term Incentive Plan (as amended and restated effective April 3, 2013) (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on April 9, 2013).
*10.11	—
Forms of Deferred Stock Unit Award Agreement, Performance-Based Deferred Stock Unit Award Agreement, Restricted Stock Award Agreement and Nonqualified Stock Option Award Agreement (each for named executive officers) under The Men's Wearhouse, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on April 9, 2013).
*10.12	—
Forms of Deferred Stock Unit Award Agreement, Performance-Based Deferred Stock Unit Award Agreement, Restricted Stock Award Agreement and Nonqualified Stock Option Award Agreement (each for executive officers) under The Men's Wearhouse, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the Commission on April 9, 2013).
*10.13	—
The Men's Wearhouse, Inc. 2004 Long-Term Incentive Plan Subplan for UK Employees (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on March 29, 2012).
*10.14	—
Form of Change in Control Agreement entered into by and between The Men's Wearhouse, Inc. and each of David Edwab, Douglas S. Ewert, Jon W. Kimmins, Mary Beth Blake, Jamie Bragg, Charles Bresler, Ph.D., Gary Ckodre, Kelly Dilts, Susan Neal, Mark Neutze, Scott Norris, William Silveira, Carole Souvenir and Diana Wilson (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on May 20, 2009).
*10.15	—
The Men's Wearhouse, Inc. Change in Control Severance Plan (As Amended and Restated Effective October 1, 2009) (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on October 27, 2009).
*10.16	—	Sixth Amended and Restated Employment Agreement dated effective as of February 25, 2014, by and between The Men's Wearhouse, Inc. and David H. Edwab (filed herewith).
*10.17	—
Employment Agreement dated effective as of April 12, 2011, by and between The Men's Wearhouse, Inc. and Douglas S. Ewert (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on April 19, 2011).
*10.18	—
Employment Agreement dated effective as of April 1, 2013, by and between The Men's Wearhouse, Inc. and Jon W. Kimmins (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on April 1, 2013).
*10.19	—
Employment Agreement dated effective as of April 1, 2013, by and between The Men's Wearhouse, Inc. and Charles Bresler (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on June 13, 2013).

Exhibit Number		Exhibit
10.20	—	Agreement, dated February 24, 2014, by and between The Men's Wearhouse, Inc. and Java Corp., on the one hand, and Eminence Capital, LLC on behalf of itself and certain of its affiliates listed on Exhibit A thereto, on the other hand (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on February 28, 2014).
18	—
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
The following financial information from The Men's Wearhouse, Inc.'s Annual Report on Form 10-K for the year ended February 1, 2014, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statement of Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

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
Dated: April 1, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DOUGLAS S. EWERT Douglas S. Ewert	President and Chief Executive Officer and Director	April 1, 2014
/s/ JON W. KIMMINS Jon W. Kimmins	Executive Vice President, Chief Financial Officer, Treasurer and Principal Financial Officer	April 1, 2014
/s/ KELLY DILTS Kelly Dilts	Senior Vice President, Chief Accounting Officer and Principal Accounting Officer	April 1, 2014
/s/ DAVID H. EDWAB David H. Edwab	Vice Chairman of the Board and Director	April 1, 2014
/s/ RINALDO S. BRUTOCO Rinaldo S. Brutoco	Director	April 1, 2014
/s/ MICHAEL L. RAY Michael L. Ray	Director	April 1, 2014
/s/ SHELDON I. STEIN Sheldon I. Stein	Director	April 1, 2014
/s/ ALLEN I. QUESTROM Allen I. Questrom	Director	April 1, 2014
/s/ GRACE NICHOLS Grace Nichols	Director	April 1, 2014
/s/ DEEPAK CHOPRA Deepak Chopra	Director	April 1, 2014
/s/ B. MICHAEL BECKER B. Michael Becker	Director	April 1, 2014
/s/ WILLIAM B. SECHREST William B. Sechrest	Director	April 1, 2014

Exhibit Index

Exhibit Number		Exhibit
2.1	—	Investment, Shareholders' and Stock Purchase Agreement dated August 6, 2010, by and among The Men's Wearhouse, Inc., Moores The Suit People Inc., MWUK Holding Company Limited, Ensco 648 Limited, Gresham 4A and Gresham 4B and the stockholders of Ensco 648 Limited (incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K/A filed with the Commission on August 16, 2010).
2.2	—
Agreement and Plan of Merger, dated July 17, 2013, by and among The Men's Wearhouse, Inc., Blazer Merger Sub Inc., JA Holding, Inc. and JA Holding, LLC. (incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on July 18, 2013).
2.3	—
Agreement and Plan of Merger, dated March 11, 2014, by and among The Men's Wearhouse, Inc., Java Corp., and Jos. A. Bank Clothiers, Inc. (incorporated by reference from Exhibit (d)(1) to the Company's Amendment No. 9 to Schedule TO filed on March 11, 2014).
3.1	—	Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 1994).
3.2	—	Articles of Amendment to the Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999).
3.3	—	Fifth Amended and Restated Bylaws (incorporated by reference from Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the Commission on October 11, 2013).
3.4	—
Statement of Change of Registered Office/Agent with the Texas Secretary of State (incorporated by reference from Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 28, 2012).
3.5	—
Statement of Designations of Series A Junior Participating Preferred Stock (incorporated by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on October 11, 2013).
4.1	—	Restated Articles of Incorporation (included as Exhibit 3.1).
4.2	—	Form of Common Stock certificate (incorporated by reference from Exhibit 4.3 to the Company's Registration Statement on Form S-1 (Registration No. 33-45949)).
4.3	—	Articles of Amendment to the Restated Articles of Incorporation (included as Exhibit 3.2).
4.4	—	Fifth Amended and Restated Bylaws (included as Exhibit 3.3).
4.5	—	Statement of Change of Registered Office/Agent with the Texas Secretary of State (included as Exhibit 3.4).
4.6	—
Rights Agreement, dated as of October 10, 2013, between The Men's Wearhouse, Inc. and American Stock Transfer & Trust Company, LLC as Rights Agent (incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Commission on October 11, 2013).
4.7	—	Statement of Designations of Series A Junior Participating Preferred Stock (included as Exhibit 3.5).

Exhibit Number		Exhibit
10.1	—	Third Amended and Restated Credit Agreement, dated as January 26, 2011, by and among The Men's Wearhouse, Inc., Moores The Suit People Inc., MWUK Holding Company Limited, the financial institutions from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, and J.P. Morgan Europe Limited, as European Agent (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on April 16, 2013).
10.2	—
Commitment Letter, dated March 11, 2014, by and among Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC and the Company (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission March 13, 2014).
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
*10.7	—
First Amendment to The Men's Wearhouse, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on June 17, 2011).
*10.8	—
Second Amendment to The Men's Wearhouse, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on April 20, 2012).
*10.9	—
Third Amendment to The Men's Wearhouse, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on September 10, 2013).
*10.10	—
Forms of Deferred Stock Unit Award Agreement and Restricted Stock Award Agreement (each for non-employee directors) under The Men's Wearhouse, Inc. 2004 Long-Term Incentive Plan (as amended and restated effective April 3, 2013) (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on April 9, 2013).

Exhibit Number		Exhibit
*10.11	—	Forms of Deferred Stock Unit Award Agreement, Performance-Based Deferred Stock Unit Award Agreement, Restricted Stock Award Agreement and Nonqualified Stock Option Award Agreement (each for named executive officers) under The Men's Wearhouse, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on April 9, 2013).
*10.12	—
Forms of Deferred Stock Unit Award Agreement, Performance-Based Deferred Stock Unit Award Agreement, Restricted Stock Award Agreement and Nonqualified Stock Option Award Agreement (each for executive officers) under The Men's Wearhouse, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the Commission on April 9, 2013).
*10.13	—
The Men's Wearhouse, Inc. 2004 Long-Term Incentive Plan Subplan for UK Employees (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on March 29, 2012).
*10.14	—
Form of Change in Control Agreement entered into by and between The Men's Wearhouse, Inc. and each of David Edwab, Douglas S. Ewert, Jon W. Kimmins, Mary Beth Blake, Jamie Bragg, Charles Bresler, Ph.D., Gary Ckodre, Kelly Dilts, Susan Neal, Mark Neutze, Scott Norris, William Silveira, Carole Souvenir and Diana Wilson (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on May 20, 2009).
*10.15	—
The Men's Wearhouse, Inc. Change in Control Severance Plan (As Amended and Restated Effective October 1, 2009) (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on October 27, 2009).
*10.16	—	Sixth Amended and Restated Employment Agreement dated effective as of February 25, 2014, by and between The Men's Wearhouse, Inc. and David H. Edwab (filed herewith).
*10.17	—
Employment Agreement dated effective as of April 12, 2011, by and between The Men's Wearhouse, Inc. and Douglas S. Ewert (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on April 19, 2011).
*10.18	—
Employment Agreement dated effective as of April 1, 2013, by and between The Men's Wearhouse, Inc. and Jon W. Kimmins (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on April 1, 2013).
*10.19	—
Employment Agreement dated effective as of April 1, 2013, by and between The Men's Wearhouse, Inc. and Charles Bresler (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on June 13, 2013).
10.20	—
Agreement, dated February 24, 2014, by and between The Men's Wearhouse, Inc. and Java Corp., on the one hand, and Eminence Capital, LLC on behalf of itself and certain of its affiliates listed on Exhibit A thereto, on the other hand (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on February 28, 2014).
18	—
Preferability Letter from Independent Registered Public Accounting Firm Regarding Change in Accounting Principles (incorporated by reference from Exhibit 18 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 2010).
21.1	—	Subsidiaries of the Company (filed herewith).
23.1	—	Consent of Deloitte & Touche LLP, independent auditors (filed herewith).
31.1	—	Certification of Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).

Exhibit Number		Exhibit
31.2	—	Certification of Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).
32.1	—	Certification of Annual Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (furnished herewith)†.
32.2	—	Certification of Annual Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (furnished herewith)†.
101.1	—
The following financial information from The Men's Wearhouse, Inc.'s Annual Report on Form 10-K for the year ended February 1, 2014, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statement of Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

*
Management Compensation or Incentive Plan.

†
This exhibit will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.