Form 10-Q
period 2014-05-03
MENS WEARHOUSE INC
filed 2014-06-06
CIK 884217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2014 or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number 1-16097

THE MEN’S WEARHOUSE, INC.

(Exact Name of Registrant as Specified in its Charter)

Texas	74-1790172
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

6380 Rogerdale Road
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

The number of shares of common stock of the Registrant, par value $.01 per share, outstanding at May 30, 2014 was 47,965,802 excluding 137,900 shares classified as Treasury Stock.

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

Forward-looking statements are not guarantees of future performance and a variety of factors could cause actual results to differ materially from the anticipated or expected results expressed in or suggested by these forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to: actions by governmental entities; domestic and international economic activity and inflation; success, or lack thereof, in executing our internal operating plans and new store and new market expansion plans, including integration of acquisitions; performance issues with key suppliers; disruption in buying trends due to homeland security concerns; severe weather; foreign currency fluctuations; government export and import policies; aggressive advertising or marketing activities of competitors; and legal proceedings.  Future results will also be dependent upon our ability to continue to identify and complete successful expansions and penetrations into existing and new markets and our ability to integrate such expansions with our existing operations.  These forward-looking statements are based upon management’s current beliefs or expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies and third party approvals, many of which are beyond our control.  Refer to “Risk Factors” contained in Part I of our Annual Report on Form 10-K  for the year ended February 1, 2014 for a more complete discussion of these and other factors that might affect our performance and financial results. These forward-looking statements are intended to convey the Company’s expectations about the future, and speak only as of the date they are made.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	May 3, 2014	May 4, 2013	February 1, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$95,923	$155,099	$59,252
Accounts receivable, net	67,778	64,468	63,153
Inventories	645,772	598,916	599,486
Other current assets	84,803	66,544	93,206

Total current assets	894,276	885,027	815,097

PROPERTY AND EQUIPMENT, net	406,784	390,077	408,162

TUXEDO RENTAL PRODUCT, net	148,120	144,089	142,816
GOODWILL	127,098	87,313	126,003
INTANGIBLE ASSETS, net	57,966	31,357	58,027
OTHER ASSETS	6,734	6,318	5,125

TOTAL ASSETS	$1,640,978	$1,544,181	$1,555,230

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$168,826	$161,533	$148,762
Accrued expenses and other current liabilities	220,452	185,133	175,797
Income taxes payable	4,277	6,366	730
Current maturities of long-term debt	10,000	—	10,000

Total current liabilities	403,555	353,032	335,289

LONG-TERM DEBT	85,000	—	87,500
DEFERRED TAXES AND OTHER LIABILITIES	109,696	92,099	109,292

Total liabilities	598,251	445,131	532,081

COMMITMENTS AND CONTINGENCIES

EQUITY:
Preferred stock	—	—	—
Common stock	480	728	476
Capital in excess of par	417,622	388,497	412,043
Retained earnings	580,373	1,214,087	572,712
Accumulated other comprehensive income	33,302	33,824	27,311
Treasury stock, at cost	(3,407)	(550,815)	(3,407)

Total equity attributable to common shareholders	1,028,370	1,086,321	1,009,135

Non-controlling interest	14,357	12,729	14,014

Total equity	1,042,727	1,099,050	1,023,149

TOTAL LIABILITIES AND EQUITY	$1,640,978	$1,544,181	$1,555,230

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	For the Quarter Ended
	May 3, 2014	May 4, 2013
Net sales:
Retail clothing product	$433,024	$423,737
Tuxedo rental services	101,663	98,482
Alteration and other services	38,962	37,962
Total retail sales	573,649	560,181
Corporate apparel clothing product sales	56,825	56,355
Total net sales	630,474	616,536

Cost of sales:
Retail clothing product	191,477	185,483
Tuxedo rental services	15,317	14,498
Alteration and other services	27,722	28,418
Occupancy costs	72,847	71,274
Total retail cost of sales	307,363	299,673
Corporate apparel clothing product cost of sales	39,747	38,943
Total cost of sales	347,110	338,616

Gross margin:
Retail clothing product	241,547	238,254
Tuxedo rental services	86,346	83,984
Alteration and other services	11,240	9,544
Occupancy costs	(72,847)	(71,274)
Total retail gross margin	266,286	260,508
Corporate apparel clothing product gross margin	17,078	17,412
Total gross margin	283,364	277,920

Selling, general and administrative expenses	256,083	225,367

Operating income	27,281	52,553

Interest income	61	121
Interest expense	(1,135)	(344)
Earnings before income taxes	26,207	52,330
Provision for income taxes	9,749	19,374
Net earnings including non-controlling interest	16,458	32,956
Net loss attributable to non-controlling interest	28	135

Net earnings attributable to common shareholders	$16,486	$33,091

Net earnings per common share attributable to common shareholders:
Basic	$0.34	$0.65
Diluted	$0.34	$0.65

Weighted-average common shares outstanding:
Basic	47,607	50,607
Diluted	47,974	50,788

Cash dividends declared per common share	$0.18	$0.18

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the Quarter Ended
	May 3, 2014	May 4, 2013

Net earnings including non-controlling interest	$16,458	$32,956

Currency translation adjustments	6,180	(3,216)

Unrealized gain on cash flow hedge, net of tax	182	—

Comprehensive income including non-controlling interest	22,820	29,740

Comprehensive (income) loss attributable to non-controlling interest:
Net loss	28	135
Currency translation adjustments	(371)	116

Amounts attributable to non-controlling interest	(343)	251

Comprehensive income attributable to common shareholders	$22,477	$29,991

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Quarter Ended
	May 3, 2014	May 4, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings including non-controlling interest	$16,458	$32,956
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	21,929	21,355
Tuxedo rental product amortization	7,497	7,328
Loss on disposition of assets	1,357	412
Asset impairment charge	302	—
Share-based compensation	3,974	4,498
Excess tax benefits from share-based plans	(3,002)	(199)
Deferred tax (benefit) provision	(4,326)	4,455
Deferred rent expense and other	75	1,173
Changes in operating assets and liabilities:
Accounts receivable	(3,586)	(1,846)
Inventories	(43,195)	(43,710)
Tuxedo rental product	(12,495)	(24,787)
Other assets	13,085	7,666
Accounts payable, accrued expenses and other current liabilities	65,288	61,381
Income taxes payable	6,547	294
Other liabilities	(95)	(310)

Net cash provided by operating activities	69,813	70,666

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(22,543)	(25,127)
Proceeds from sales of property and equipment	—	38

Net cash used in investing activities	(22,543)	(25,089)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	4,373	1,359
Payments on term loan	(2,500)	—
Deferred financing costs	(1,389)	(1,771)
Cash dividends paid	(8,812)	(9,263)
Tax payments related to vested deferred stock units	(5,732)	(3,310)
Excess tax benefits from share-based plans	3,002	199
Repurchases of common stock	(251)	(33,009)

Net cash used in financing activities	(11,309)	(45,795)

Effect of exchange rate changes	710	(746)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	36,671	(964)
Balance at beginning of period	59,252	156,063

Balance at end of period	$95,923	$155,099

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

Our business historically has been seasonal in nature, and the operating results of the interim periods presented are not necessarily indicative of the results that may be achieved for the full year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended February 1, 2014.

Unless the context otherwise requires, “Company”, “we”, “us” and “our” refer to The Men’s Wearhouse, Inc. and its subsidiaries.

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S.”) requires management to make estimates and assumptions that affect the reported amounts and related disclosures.  Actual amounts could differ from those estimates.

On August 6, 2013, we acquired JA Holding, Inc. (“JA Holding”), the parent company of the American clothing brand Joseph Abboud® and a U.S. tailored clothing factory.  Based on the manner in which we manage, evaluate and internally report our operations, we determined that JA Holding is a component of our Men’s Wearhouse brand and therefore has been included in our retail reportable segment.  See Note 12 for additional details on our segments.

The results of operations for JA Holding are included in the consolidated statements of earnings beginning on August 6, 2013 and were not significant to our consolidated results.  The impact of the acquisition on our results of operations, as if the acquisition had been completed as of February 3, 2013 is not significant.

Recent Accounting Pronouncements — We have considered all new accounting pronouncements and have concluded that there are no new pronouncements that may have a material impact on our results of operations, financial condition, or cash flows, based on current information, except for those listed below.

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Reporting Discontinued Operations and Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements.  The new guidance is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted.  The new guidance will be applicable for disposal transactions, if any, that we initiate after the adoption date.  The adoption of this guidance is not expected to have a material impact on our financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities.  The new guidance is effective for annual and interim periods beginning after December 15, 2016 with no early adoption permitted.  We are currently evaluating the impact, if any, the adoption of this guidance will have on our financial position, results of operations or cash flows.

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

	For the Quarter Ended
	May 3, 2014	May 4, 2013

Numerator
Total net earnings attributable to common shareholders	$16,486	$33,091
Net earnings allocated to participating securities (restricted stock and deferred stock units)	(65)	(312)
Net earnings attributable to common shareholders	$16,421	$32,779

Denominator
Basic weighted-average common shares outstanding	47,607	50,607
Dilutive effect of share-based awards	367	181
Diluted weighted-average common shares outstanding	47,974	50,788
Net earnings per common share attributable to common shareholders:
Basic	$0.34	$0.65
Diluted	$0.34	$0.65

For the quarters ended May 3, 2014 and May 4, 2013, 0.1 million and 0.3 million anti-dilutive shares of common stock were excluded from the calculation of diluted earnings per common share attributable to common shareholders, respectively.

3.  Debt

On April 12, 2013, we entered into a Third Amended and Restated Credit Agreement (as amended, the “Credit Agreement”).  The Credit Agreement provides for a senior revolving credit facility of $300.0 million, with possible future increases to $450.0 million under an expansion feature and matures on April 12, 2018.  As of May 3, 2014, there were no borrowings outstanding under the senior revolving credit facility.

On August 6, 2013, we borrowed $100.0 million under the term loan (the “Term Loan”) provision of our Credit Agreement which will be repaid over five years, with 10% payable annually in quarterly installments and the remainder due at maturity.  The interest rate on the Term Loan is based on the monthly LIBOR rate plus 1.75%.  In conjunction with the Term Loan, we also entered into an interest rate swap in which the variable rate payments due under the Term Loan were exchanged for a fixed rate of 1.27%, resulting in a combined interest rate of 3.02%.  See Note 11 for additional details on the interest rate swap.  As of May 3, 2014, there was $95.0 million outstanding under the Term Loan.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We utilize letters of credit primarily to secure inventory purchases and as collateral for workers compensation claims.  At May 3, 2014, letters of credit totaling approximately $21.6 million were issued and outstanding.   Borrowings available under our Credit Agreement at May 3, 2014 were $278.4 million.

4.  Supplemental Cash Flows

Supplemental disclosure of cash flow information is as follows (in thousands):

	For the Quarter Ended
	May 3, 2014	May 4, 2013

Cash paid for interest	$1,026	$199
Cash (refunded) paid for income taxes, net	$(6,308)	$9,795

Schedule of noncash investing and financing activities:

Cash dividends declared	$8,725	$9,247

We had unpaid capital expenditure purchases included in accounts payable and accrued expenses and other current liabilities of approximately $8.0 million and $11.5 million at May 3, 2014 and May 4, 2013, respectively.  Capital expenditure purchases are recorded as cash outflows from investing activities in the condensed consolidated statement of cash flows in the period in which they are paid.

5.  Other Current Assets, Accrued Expenses and Other Current Liabilities and Deferred Taxes and Other Liabilities

Other current assets consist of the following (in thousands):

	May 3, 2014	May 4, 2013	February 1, 2014

Prepaid expenses	$35,782	$34,464	$33,747
Current deferred tax assets	38,536	21,200	33,148
Tax receivable	3,039	3,169	17,276
Other	7,446	7,711	9,035
Total other current assets	$84,803	$66,544	$93,206

Accrued expenses and other current liabilities consist of the following (in thousands):

	May 3, 2014	May 4, 2013	February 1, 2014
Customer deposits, prepayments and refunds payable	$58,955	$50,667	$22,617
Accrued salary, bonus, sabbatical, vacation and other benefits	47,181	42,846	58,127
Sales, value added, payroll, property and other taxes payable	25,313	26,981	19,184
Accrued strategic professional fees	24,605	—	9,338
Accrued workers compensation and medical costs	21,862	19,294	22,055
Unredeemed gift certificates	14,242	14,069	15,589
Cash dividends declared	8,725	9,247	8,963
Loyalty program reward certificates	6,433	7,178	6,321
Other	13,136	14,851	13,603
Total accrued expenses and other current liabilities	$220,452	$185,133	$175,797

Deferred taxes and other liabilities consist of the following (in thousands):

	May 3, 2014	May 4, 2013	February 1, 2014
Deferred rent and landlord incentives	$55,948	$53,501	$55,923
Non-current deferred and other income tax liabilities	52,381	37,440	51,604
Other	1,367	1,158	1,765
Total deferred taxes and other liabilities	$109,696	$92,099	$109,292

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.  Accumulated Other Comprehensive Income

The following table summarizes the components of accumulated other comprehensive income for the quarter ended May 3, 2014 (in thousands and net of tax):

	Foreign Currency Translation	Interest Rate Swap	Total
BALANCE — February 1, 2014	$27,710	$(399)	$27,311

Other comprehensive income before reclassifications	6,180	19	6,199
Other comprehensive income attributable to non-controlling interest	(371)	—	(371)
Amounts reclassified from accumulated other comprehensive income	—	163	163
Net current-period other comprehensive income	5,809	182	5,991

BALANCE — May 3, 2014	$33,519	$(217)	$33,302

Amounts reclassified from other comprehensive income related to our interest rate swap were recorded within interest expense in the condensed consolidated statement of earnings for the quarter ended May 3, 2014.  There were no reclassifications from other comprehensive income for the quarter ended May 4, 2013.

7.  Share Repurchases

In March 2013, our Board of Directors (the “Board”) approved a $200.0 million share repurchase program for our common stock.  At May 3, 2014, the remaining balance available under the Board’s March 2013 authorization was $48.0 million.

During the first quarter of 2014, no shares were repurchased in open market transactions under the Board’s March 2013 authorization.  During the first quarter of 2013, 989,182 shares at a cost of $32.8 million were repurchased in open market transactions at an average price per share of $33.21 under the Board’s March 2013 authorization.

8.  Share-Based Compensation Plans

For a discussion of our share-based compensation plans refer to Note 10 in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

We account for share-based awards in accordance with the authoritative guidance regarding share-based payments, which requires the compensation cost resulting from all share-based payment transactions be recognized in the financial statements. The amount of compensation cost is measured based on the grant-date fair value of the instrument issued and is recognized over the vesting period.  Share-based compensation expense recognized for the quarters ended May 3, 2014 and May 4, 2013 was $4.0 million and $4.5 million, respectively.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Non-Vested Deferred Stock Units and Restricted Stock Shares

The following table summarizes the activity of time-based and performance-based deferred stock units (“DSUs”) for the quarter ended May 3, 2014:

	Shares		Weighted-Average Grant-Date Fair Value
	Time- Based	Performance- Based	Time- Based	Performance- Based
Non-Vested at February 1, 2014	573,042	82,558	$32.95	$33.09
Granted	217,385	18,789	47.26	47.26
Vested (1)	(360,899)	(1,134)	33.19	33.09
Forfeited	(18,069)	—	34.99	—
Non-Vested at May 3, 2014	411,459	100,213	$40.21	$35.75

(1)             Includes 119,468 shares relinquished for tax payments related to vested DSUs for the quarter ended May 3, 2014.

On April 3, 2013, our Board approved a change in the form of award agreements to be issued for grants of DSUs to participants under our 2004 Long-Term Incentive Plan.  As revised, the award agreements provide that dividend equivalents, if any, will be accrued during the vesting period for such DSU awards and paid out only upon vesting of the underlying DSUs.  As such, grants of DSU awards on or after April 3, 2013 earn dividends throughout the vesting period which are subject to the same vesting terms as the underlying share award.  Grants of DSUs generally vest over a period from one to three years.  DSU awards granted prior to April 3, 2013 are entitled to receive non-forfeitable dividend equivalents, if any, when and if paid to shareholders of record at the payment date.  Included in the non-vested time-based awards as of May 3, 2014 are 89,471 DSUs granted prior to April 3, 2013.

Performance-based DSUs granted in 2014 (“2014 performance-based DSUs”) represent a contingent right to receive one share of common stock and vest over a one year period, subject to our achievement of a performance target for 2014.  Any 2014 performance-based DSUs that are unvested at the end of the one year period will lapse and be forfeited as of such time.  The 2014 performance-based DSUs earn dividends throughout the vesting period and are subject to the same vesting terms as the underlying performance-based awards.

Performance-based DSUs granted in 2013 (“2013 performance-based DSUs”) represent a contingent right to receive one share of common stock and generally vest in one-third tranches over a three year period, subject to our achievement of a performance target during an applicable performance period.  Any unvested 2013 performance-based DSUs at the end of the performance period are rolled over and become eligible to vest in subsequent performance periods.  Any 2013 performance-based DSUs that are unvested at the end of all vesting periods will lapse and be forfeited as of such time.  The 2013 performance-based DSUs earn dividends throughout the vesting period and are subject to the same vesting terms as the underlying performance-based awards.

The following table summarizes the activity of restricted stock for the quarter ended May 3, 2014:

	Shares	Weighted- Average Grant-Date Fair Value
Non-Vested at February 1, 2014	80,919	$31.36
Granted	4,184	47.81
Vested	(23,788)	28.91
Forfeited	—	—
Non-Vested at May 3, 2014	61,315	$33.44

Restricted stock awards receive non-forfeitable dividends, if any, when and if paid to shareholders of record at the payment date.

As of May 3, 2014, we have unrecognized compensation expense related to non-vested DSUs and shares of restricted stock of approximately $16.4 million, which is expected to be recognized over a weighted-average period of 1.3 years.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock Options

The following table summarizes the activity of stock options for the quarter ended May 3, 2014:

	Shares	Weighted- Average Exercise Price
Outstanding at February 1, 2014	645,990	$28.80
Granted	110,576	47.26
Exercised	(137,468)	25.51
Forfeited	(60,000)	17.18
Outstanding at May 3, 2014	559,098	$34.51
Exercisable at May 3, 2014	284,734	$31.32

The weighted-average grant date fair value of the 110,576 stock options granted during the quarter ended May 3, 2014 was $16.41 per share.  The following table summarizes the weighted-average assumptions used to fair value stock options at the date of grant using the Black-Scholes option pricing model for the quarter ended May 3, 2014.

For the Quarter Ended
May 3, 2014

Risk-free interest rate	1.75%
Expected lives	5.0 years
Dividend yield	1.80%
Expected volatility	44.43%

As of May 3, 2014, we have unrecognized compensation expense related to non-vested stock options of approximately $3.5 million which is expected to be recognized over a weighted-average period of 2.0 years.

Employee Stock Discount Plan

The Employee Stock Discount Plan (“ESDP”) allows employees to authorize after-tax payroll deductions to be used for the purchase of up to 2,137,500 shares of our common stock at 85% of the lesser of the fair market value on the first day of the offering period or the fair market value on the last day of the offering period.  During the quarter ended May 3, 2014, employees purchased 20,505 shares under the ESDP, which had a weighted-average share price of $42.23 per share.  As of May 3, 2014, 719,833 shares were reserved for future issuance under the ESDP.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.  Goodwill and Other Intangible Assets

Goodwill

Goodwill allocated to our reportable segments and changes in the net carrying amount of goodwill for the quarter ended May 3, 2014 are as follows (in thousands):

	Retail	Corporate Apparel	Total
Balance at February 1, 2014	$96,919	$29,084	$126,003
Translation adjustment	359	736	1,095
Balance at May 3, 2014	$97,278	$29,820	$127,098

Goodwill is evaluated for impairment annually as of our fiscal year end.  A more frequent evaluation is performed if events or circumstances indicate that impairment could have occurred.  Such events or circumstances could include, but are not limited to, new significant negative industry or economic trends, unanticipated changes in the competitive environment, decisions to significantly modify or dispose of operations and a significant sustained decline in the market price of our stock.  No additional impairment evaluation was considered necessary during the first quarter of fiscal 2014.

Intangible Assets

The gross carrying amount and accumulated amortization of our identifiable intangible assets are as follows (in thousands):

	May 3, 2014	May 4, 2013	February 1, 2014

Amortizable intangible assets:
Carrying amount:
Trademarks, tradenames, and other intangibles	$12,096	$14,477	$12,012
Customer relationships	34,492	31,818	33,602
Total carrying amount	46,588	46,295	45,614
Accumulated amortization:
Trademarks, tradenames, and other intangibles	(9,090)	(8,821)	(9,007)
Customer relationships	(10,882)	(7,362)	(9,895)
Total accumulated amortization	(19,972)	(16,183)	(18,902)
Total amortizable intangible assets, net	26,616	30,112	26,712
Indefinite-lived intangible assets:
Trademarks and tradename	31,350	1,245	31,315
Total intangible assets, net	$57,966	$31,357	$58,027

The increase in indefinite-lived intangible assets at February 1, 2014 relates to the Joseph Abboud tradename acquired in our acquisition of JA Holding.

The pretax amortization expense associated with intangible assets subject to amortization totaled approximately $0.8 million for the quarters ended May 3, 2014 and May 4, 2013, respectively, and approximately $3.8 million for the year ended February 1, 2014.  Pretax amortization associated with intangible assets subject to amortization at May 3, 2014 is estimated to be $2.3 million for the remainder of fiscal year 2014, $3.1 million for each of the fiscal years 2015, 2016 and 2017 and $3.0 million for fiscal year 2018.

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

There were no transfers into or out of Level 1 and Level 2 during the quarter ended May 3, 2014 or May 4, 2013, respectively, or during the year ended February 1, 2014.

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

	Fair Value Measurements at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At May 3, 2014-
Liabilities:
Derivative financial instruments	$—	$820	$—	$820

At February 1, 2014-
Liabilities:
Derivative financial instruments	$—	$1,137	$—	$1,137

At May 4, 2013-
Assets:
Cash equivalents	$20,059	$—	$—	$20,059
Derivative financial instruments	$—	$138	$—	$138
Liabilities:
Derivative financial instruments	$—	$11	$—	$11

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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets and Liabilities that are Measured at Fair Value on a Non-Recurring Basis

Long-lived assets, such as property and equipment and identifiable intangibles with finite useful lives, are periodically evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If the asset carrying amount exceeds its fair value, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset.  The fair values of long-lived assets held-for-use are based on our own judgments about the assumptions that market participants would use in pricing the asset and on observable market data, when available.  We classify these measurements as Level 3 within the fair value hierarchy.   For the three months ended May 3, 2014, we recorded charges for the impairment of long-lived assets for store assets of $0.3 million which is included within selling, general and administrative expenses in our condensed consolidated statement of earnings.  The asset impairment charges reduced the carrying amounts of the applicable long-lived assets, primarily leasehold improvements for store assets, to their fair values of zero as of May 3, 2014.  No impairment charges were recorded for the three months ended May 4, 2013.

Fair Value of Financial Instruments

Our financial instruments, other than those presented in the disclosures above, consist of cash, accounts receivable, accounts payable and accrued expenses, long-term debt and other current liabilities.  Management estimates that, as of May 3, 2014, May 4, 2013 and February 1, 2014, the carrying value of cash, accounts receivable, accounts payable and accrued expenses, and other current liabilities approximate their fair value due to the highly liquid or short-term nature of these instruments.

In addition, as of May 3, 2014, based upon observable market data provided by a third party, which we consider a Level 2 input within the fair value hierarchy, the carrying value of our long-term debt approximates its fair value.

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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The tables below disclose the fair value of the derivative financial instruments included in the condensed consolidated balance sheets as of May 3, 2014, February 1, 2014 and May 4, 2013 (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
At May 3, 2014- Foreign exchange forward contracts	Other current assets	$—	Accrued expenses and other current liabilities	$464
At February 1, 2014- Foreign exchange forward contracts	Other current assets	$—	Accrued expenses and other current liabilities	$483
At May 4, 2013- Foreign exchange forward contracts	Other current assets	$138	Accrued expenses and other current liabilities	$11

Derivatives designated as hedging instruments:

At May 3, 2014- Interest rate swap	Other non-current assets	$—	Other non-current liabilities	$356
At February 1, 2014- Interest rate swap	Other non-current assets	$—	Other non-current liabilities	$654

At May 3, 2014, we had 12 contracts to purchase United States dollars (“USD”) for an aggregate notional amount of Canadian dollars (“CAD”) $10.0 million maturing in various increments at various dates through September 2014 and 20 contracts to purchase USD for an aggregate notional amount of pounds Sterling (“GBP”) £15.5 million maturing in various increments at various dates through November 2014.  For the quarter ended May 3, 2014, we recognized a net pre-tax loss of $0.7 million in cost of sales in the condensed consolidated statement of earnings for our derivative financial instruments not designated as cash flow hedges.

At February 1, 2014, we had 28 contracts maturing in varying increments to purchase USD for an aggregate notional amount of GBP £17.5 million maturing at various dates through June 2014.

At May 4, 2013, we had four contracts to purchase Euros for an aggregate notional amount of US$0.5 million maturing in various increments at various dates through September 2013, eight contracts to purchase USD for an aggregate notional amount of CAD $2.0 million maturing in various increments at various dates through August 2013 and 14 contracts to purchase USD for an aggregate notional amount of GBP £11.7 million maturing in various increments at various dates through October 2013.  For the quarter ended May 4, 2013, we recognized a net pre-tax gain of $0.7 million in cost of sales in the condensed consolidated statement of earnings for our derivative financial instruments not designated as cash flow hedges.

In August 2013, we entered into a Term Loan due April 2018 with variable-rate interest payments (see Note 3).  To minimize the impact of changes in interest rates on our interest payments, in August 2013, we entered into an interest rate swap agreement with a financial institution to swap variable-rate interest payments for fixed-rate interest payments.  The interest rate swap agreement matures in April 2018 and has periodic interest settlements, both consistent with the terms of our Term Loan.  We have designated the interest rate swap as a cash flow hedge of the variability of interest payments under the Term Loan due to changes in the LIBOR benchmark interest rate.

Under this agreement, we receive a floating rate based on the 1-month LIBOR rate and pay a fixed rate of 3.02% (including the applicable margin of 1.75%) on the outstanding notional amount.  The swap fixed rate was structured to mirror the payment terms of the Term Loan.  At May 3, 2014, the fair value of the interest rate swap was a liability of $0.4 million and

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

was recorded in our consolidated balance sheet within other noncurrent liabilities with the effective portion of the loss reported as a component of accumulated other comprehensive income.  There was no hedge ineffectiveness at May 3, 2014.  Changes in fair value are reclassified from accumulated other comprehensive income into earnings in the same period that the hedged item affects earnings.  Over the next 12 months, approximately $1.0 million of the effective portion of the loss is expected to be reclassified from accumulated other comprehensive income into earnings.

If, at any time, the swap is determined to be ineffective, in whole or in part, due to changes in the interest rate swap or underlying debt agreements, the fair value of the portion of the swap determined to be ineffective will be recognized as a gain or loss in the statement of earnings for the applicable period.

We had no derivative financial instruments with credit-risk-related contingent features underlying the agreements as of May 3, 2014, February 1, 2014 or May 4, 2013, respectively.

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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Net sales by brand and reportable segment are as follows (in thousands):

	For the Quarter Ended
	May 3, 2014	May 4, 2013
Net sales:
MW (1)	$420,979	$401,835
Moores	52,502	53,771
K&G	92,421	97,340
MW Cleaners	7,747	7,235
Total retail segment	573,649	560,181

Twin Hill	8,244	7,959
Dimensions and Alexandra (UK)	48,581	48,396
Total corporate apparel segment	56,825	56,355

Total net sales	$630,474	$616,536

(1)  MW includes Men’s Wearhouse, Men’s Wearhouse and Tux stores and JA Holding.

The following table sets forth supplemental products and services sales information for the Company (in thousands):

	For the Quarter Ended
	May 3, 2014	May 4, 2013
Net sales:
Men’s tailored clothing product	$239,436	$234,844
Men’s non-tailored clothing product	171,106	166,773
Ladies’ clothing product	20,851	22,120
Other	1,631	—
Total retail clothing product	433,024	423,737

Tuxedo rental services	101,663	98,482

Alteration services	31,215	30,727
Retail dry cleaning services	7,747	7,235
Total alteration and other services	38,962	37,962

Corporate apparel clothing product	56,825	56,355
Total net sales	$630,474	$616,536

Operating income by reportable segment and the reconciliation to earnings before income taxes is as follows (in thousands):

	For the Quarter Ended
	May 3, 2014	May 4, 2013
Retail	$26,525	$51,470
Corporate apparel	756	1,083
Operating income	27,281	52,553
Interest income	61	121
Interest expense	(1,135)	(344)
Earnings before income taxes	$26,207	$52,330

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.  Legal Matters

A former licensee of JA Apparel, Corp., a subsidiary of JA Holding (“JA Apparel”), initiated an arbitration proceeding against JA Apparel under license agreements which the former licensee terminated. The former licensee alleges that JA Apparel breached the license agreements for the manufacture of certain Joseph Abboud® branded merchandise. We do not believe that JA Apparel breached the license agreements and we believe that the former licensee wrongfully terminated the license agreements. We intend to defend this matter vigorously. The range of loss, if any, is not reasonably estimable at this time, however, we do not believe that it will have a material adverse effect on our financial position, results of operations or cash flows.

In addition, we are involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of our business.  Management does not believe that any of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

14.  Subsequent Events

Acquisition of Jos. A. Bank Clothiers, Inc.

As previously announced, on March 11, 2014, we entered into an Agreement and Plan of Merger with Jos. A. Bank Clothiers, Inc. (“Jos. A. Bank”) pursuant to which we will acquire all of the issued and outstanding shares of common stock of Jos. A. Bank for $65.00 per share in cash, or total consideration of approximately $1.8 billion.

Concurrently with the signing of the merger agreement, we entered into a financing commitment letter (the “Commitment Letter”) with Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, JPMorgan Chase Bank, N.A. and J.P. Morgan Securities LLC (collectively, the “Lenders”).  We expect the financing under the Commitment Letter, together with cash balances, to be sufficient to provide the financing necessary to consummate our offer to acquire all of the issued and outstanding shares of common stock of Jos. A. Bank and to refinance certain of our existing indebtedness.  The Commitment Letter provides for (i) $1.1 billion aggregate principal amount of senior secured term B loans, (ii) a $500.0 million asset-based revolving facility of the Company and certain of its subsidiaries and (iii) $600.0 million aggregate principal amount of unsecured bridge loans to the extent $600.0 million in gross proceeds are not raised from the issuance and sale by the Company of senior unsecured notes prior to the effective time of the merger.  The financing commitments of the Lenders are subject to certain conditions set forth in the Commitment Letter.

On May 30, 2014, the Federal Trade Commission granted termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, for the transaction.  The transaction remains subject to certain conditions set forth in the merger agreement and we expect the transaction to be completed during the second quarter of 2014.

Shareholder Rights Plan

On May 5, 2014, we entered into Amendment No. 1 (the “Amendment”) to the Rights Agreement (the “Rights Agreement”) dated as of October 10, 2013, with American Stock Transfer & Trust Company LLC.  The Amendment changes the expiration of the rights from September 30, 2014 to May 5, 2014, effectively terminating the Rights Agreement as of that date.  No preferred share purchase rights were exercised under the Rights Agreement as of May 5, 2014.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

For supplemental information, it is suggested that “Management’s Discussion and Analysis of Financial Condition and Results of Operations” be read in conjunction with the corresponding section included in our Annual Report on Form 10-K for the year ended February 1, 2014.  References herein to years are to our 52-week or 53-week fiscal year, which ends on the Saturday nearest January 31 in the following calendar year.  For example, references to “2014” mean the 52-week fiscal year ending January 31, 2015.

Our operations are conducted in two reportable segments, retail and corporate apparel, based on the way we manage, evaluate and internally report our business activities.

We conduct our retail segment as a specialty apparel retailer offering suits, suit separates, sport coats, slacks, sportswear, outerwear, dress shirts, shoes and accessories for men, and tuxedo rentals.  We offer our products and services through multiple brands and channels including The Men’s Wearhouse, Men’s Wearhouse and Tux, Moores Clothing for Men (“Moores”), K&G and the Internet at www.menswearhouse.com.  Our stores are located throughout the United States (“U.S.”) and Canada and carry a wide selection of exclusive and non-exclusive merchandise brands.  In addition, we offer our customers alteration services and most of our K&G stores offer ladies’ career apparel, sportswear, accessories and shoes and children’s apparel.  MW Cleaners is also aggregated in the retail segment, as these operations have not had a significant effect on our revenues or expenses.  MW Cleaners conducts retail dry cleaning, laundry and heirlooming operations in the Houston, Texas area.

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

We continue to evaluate strategic alternatives for our K&G operations. We believe that our core strengths lie primarily in our service culture and specialty men’s apparel retailing, and that we will be better able to focus our efforts on these core operations by taking this action.

On August 6, 2013, we acquired JA Holding, the parent company of the American clothing brand Joseph Abboud® and a U.S. tailored clothing factory, for $94.9 million in cash consideration.  We believe this transaction will accelerate our strategy of offering exclusive brands with broad appeal at attractive prices.  JA Holding is a component of our Men’s Wearhouse brand and therefore has been included in our retail reportable segment.

On March 11, 2014, we entered into an Agreement and Plan of Merger with Jos. A. Bank pursuant to which we will acquire all of the issued and outstanding shares of common stock of Jos. A. Bank for $65.00 per share in cash, or total consideration of approximately $1.8 billion.  Pursuant to the merger agreement, we amended our existing tender offer (as so amended, the “Offer”) to acquire all of the issued and outstanding shares of common stock of Jos. A. Bank and, following the consummation of the Offer, and subject to the satisfaction or waiver of the conditions set forth in the merger agreement, Java Corp., our wholly owned subsidiary, will merge with and into Jos. A. Bank and Jos. A. Bank will survive as our wholly owned subsidiary.  We believe that Jos. A. Bank’s business model in conjunction with the Men’s Wearhouse business model will create the opportunity for significant synergies.  On May 30, 2014, the Federal Trade Commission granted termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, for the transaction.  The transaction remains subject to certain conditions set forth in the merger agreement and we expect the transaction to be completed during the second quarter of 2014.

Overview

Highlights of our performance for the quarter ended May 3, 2014 compared to the quarter ended May 4, 2013 are presented below, followed by a more comprehensive discussion under “Results of Operations”:

•                  Revenues for the first quarter of 2014 increased by $13.9 million or 2.3% to $630.5 million compared to revenues of $616.5 million in the first quarter of 2013.

•                  Gross margin for the first quarter of 2014 increased by $5.4 million or 2.0% to $283.4 million compared to $277.9 million in the first quarter of 2013.  Gross margin as a percentage of total net sales for the first quarter of 2014 was 44.9% compared to 45.1% for the first quarter of 2013.

•                  Selling, general and administrative (“SG&A”) expenses for the first quarter of 2014 increased by $30.7 million or 13.6% to $256.1 million compared to SG&A expenses of $225.4 million in the first quarter of 2013.  SG&A expenses as a percentage of total net sales for the first quarter of 2014 was 40.6% compared to 36.6% for the first quarter of 2013.  First quarter 2014 SG&A expenses include $26.5 million in costs related to various strategic projects and cost reduction initiatives.

•                  Net earnings attributable to common shareholders for the first quarter of 2014 decreased by $16.6 million or 50.2% to $16.5 million compared to $33.1 million for the first quarter of 2013.

•                  Diluted earnings per common share attributable to common shareholders decreased 47.7% to $0.34 per share for the first quarter of 2014 compared to $0.65 per share for the first quarter of 2013.  The increase in SG&A expenses in the first quarter of 2014 due to costs related to various strategic projects and cost reduction initiatives resulted in a $0.35 decrease in diluted earnings per share.

•                  Net cash provided by our operating activities for the first quarter of 2014 was $69.8 million compared to $70.7 million for the first quarter of 2013.  We held cash and cash equivalent balances of $95.9 million at May 3, 2014, $59.3 million at February 1, 2014 and $155.1 million at May 4, 2013.

•                  During the first quarter of 2014, we paid cash dividends of $8.8 million.

Store data

The following table presents information with respect to retail apparel stores in operation during each of the respective fiscal periods:

	For the Quarter Ended		For the Year Ended
	May 3, 2014	May 4, 2013	February 1, 2014

Stores open at beginning of period:	1,124	1,143	1,143
Opened	10	6	25
Closed	(6)	(8)	(44)
Stores open at end of period	1,128	1,141	1,124

Stores open at end of period:
Men’s Wearhouse	670	644	661
Men’s Wearhouse & Tux	244	281	248
Moores	120	120	121
K&G	94	96	94
	1,128	1,141	1,124

During the first quarter of 2014, we opened ten Men’s Wearhouse stores and closed six stores (one Men’s Wearhouse store and one Moores store due to lease expiration and four Men’s Wearhouse & Tux stores: two due to lease expiration and two due to substandard performance).

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

Results of Operations

For the Quarter Ended May 3, 2014 compared to the Quarter Ended May 4, 2013

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	For the Quarter Ended (1)
	May 3,	May 4,
	2014	2013
Net sales:
Retail clothing product	68.7%	68.7%
Tuxedo rental services	16.1	16.0
Alteration and other services	6.2	6.2
Total retail sales	91.0	90.9
Corporate apparel clothing product sales	9.0	9.1
Total net sales	100.0%	100.0%
Cost of sales (2):
Retail clothing product	44.2	43.8
Tuxedo rental services	15.1	14.7
Alteration and other services	71.2	74.9
Occupancy costs	12.7	12.7
Total retail cost of sales	53.6	53.5
Corporate apparel clothing product cost of sales	69.9	69.1
Total cost of sales	55.1	54.9
Gross margin (2):
Retail clothing product	55.8	56.2
Tuxedo rental services	84.9	85.3
Alteration and other services	28.8	25.1
Occupancy costs	(12.7)	(12.7)
Total retail gross margin	46.4	46.5
Corporate apparel clothing product gross margin	30.1	30.9
Total gross margin	44.9	45.1
Selling, general and administrative expenses	40.6	36.6
Operating income	4.3	8.5
Interest income	0.0	0.0
Interest expense	(0.2)	(0.1)
Earnings before income taxes	4.2	8.5
Provision for income taxes	1.5	3.1
Net earnings including non-controlling interest	2.6	5.3
Net loss attributable to non-controlling interest	0.0	0.0
Net earnings attributable to common shareholders	2.6%	5.4%

(1)       Percentage line items may not sum to totals due to the effect of rounding.

(2)       Calculated as a percentage of related sales.

Total net sales increased $13.9 million, or 2.3%, to $630.5 million for the first quarter of 2014 as compared to the first quarter of 2013.

Total retail sales increased $13.5 million, or 2.4%, to $573.6 million for the first quarter of 2014 as compared to the first quarter of 2013 due mainly to a $9.3 million increase in retail clothing product revenues and a $3.2 million increase in tuxedo rental services revenues.  The net increase in total retail sales is attributable to the following:

(in millions)	Amount Attributed to
$10.7	2.9% increase in comparable sales at Men’s Wearhouse/Men’s Wearhouse and Tux.
2.8	6.0% increase in comparable sales at Moores.
(1.1)	1.2% decrease in comparable sales at K&G.
8.0	Increase from net sales of stores opened in 2013, relocated stores and expanded stores not yet included in comparable sales.
1.7	Increase in net sales from 10 new stores opened in 2014.
(7.1)	Decrease in net sales resulting from closed stores.
(1.5)	Other.
$13.5	Increase in total retail sales.

Comparable sales exclude the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period and include e-commerce net sales.  The inclusion of e-commerce net sales did not have a significant effect on comparable sales.  The increase at Men’s Wearhouse/Men’s Wearhouse and Tux resulted from increased average transactions per store for clothing product that more than offset decreases in average unit retails (net selling prices).  The increase at Moores resulted from increased average transactions per store and units sold per transaction that more than offset a decrease in average unit retails.  The decrease at K&G was driven by decreased average transactions per store and decreased average unit retails that more than offset an increase in units sold per transaction.  In addition, tuxedo rental service revenues increased due primarily to increased unit rental rates.

Total corporate apparel clothing product sales increased $0.5 million to $56.8 million for the first quarter of 2014 as compared to first quarter of 2013.  UK corporate apparel sales increased $0.2 million due mainly to the impact of a stronger pound Sterling this year compared to last year, which more than offset a decrease in sales from existing customer programs resulting from a lower level of customer-directed new uniform rollouts in the first quarter of 2014 as compared to the first quarter of 2013.  U.S. corporate apparel sales increased $0.3 million due primarily to increased sales from new customer rollouts.

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

Our total gross margin increased $5.4 million or 2.0% to $283.4 million in the first quarter of 2014 as compared to the first quarter of 2013.  Total retail segment gross margin increased $5.8 million or 2.2% from the same prior year quarter to $266.3 million in the first quarter of 2014.  For the retail segment, total gross margin as a percentage of related sales decreased slightly from 46.5% in the first quarter of 2013 to 46.4% in the first quarter of 2014 driven primarily by a decrease in retail clothing product gross margin rate primarily due to promotional events and a decrease in the tuxedo rental services gross margin rate due to increased royalty expenses.  These decreases in gross margin were partially offset by an increase in alteration and other services margin primarily due to lower alteration costs.  Occupancy costs as a percentage of retail sales, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, remained flat at 12.7% for the first quarter of 2014 compared to the first quarter of 2013.  On an absolute dollar basis, occupancy costs increased $1.6 million primarily due to higher rent expense.

On an absolute dollar basis, corporate apparel gross margin decreased $0.3 million or 1.9% in the first quarter of 2014.  For the corporate apparel segment, total gross margin as a percentage of related sales decreased from 30.9% in the first quarter of 2013 to 30.1% in the first quarter of 2014 primarily due to changes in the sales mix at our U.S. operations.

SG&A expenses increased to $256.1 million in the first quarter of 2014 from $225.4 million in the first quarter of 2013, an increase of $30.7 million or 13.6%.  As a percentage of total net sales, these expenses increased from 36.6% in the first quarter of 2013 to 40.6% in the first quarter of 2014.  The components of this 4.0% net increase in SG&A expenses as a percentage of total net sales and the related absolute dollar changes were as follows:

%	Attributed to
3.1

Increase in other SG&A expenses as a percentage of total net sales from 20.4% in the first quarter of 2013 to 23.5% in the first quarter of 2014. On an absolute dollar basis, other SG&A expenses increased $23.0 million due to $26.5 million of costs related to various strategic projects and cost reduction initiatives partially offset by decreases in employee related and non-store payroll costs.

1.1

Increase in advertising expense as a percentage of total net sales from 3.5% in the first quarter of 2013 to 4.6% in the first quarter of 2014. On an absolute dollar basis, advertising expense increased $7.4 million primarily to introduce the rollout of Joseph Abboud® merchandise.

(0.2)

Decrease in store salaries as a percentage of total net sales from 12.7% in the first quarter of 2013 to 12.5% in the first quarter of 2014. Store salaries on an absolute dollar basis increased $0.3 million primarily due to increased store sales support salaries and increased commissions associated with increased retail sales.

4.0%	Total

In the retail segment, SG&A expenses as a percentage of related net sales increased from 37.3% in the first quarter of 2013 to 41.8% in the first quarter of 2014.  On an absolute dollar basis, retail segment SG&A expenses increased $30.7 million primarily due to costs related to various strategic projects and cost reduction initiatives and increased advertising expense.

In the corporate apparel segment, SG&A expenses as a percentage of related net sales decreased from 29.0% in the first quarter of 2013 to 28.7% in the first quarter of 2014.  On an absolute dollar basis, corporate apparel segment SG&A expenses remained flat.

Our effective income tax rate increased from 37.0% for the first quarter of 2013 to 37.2% for the first quarter of 2014.

These factors resulted in net earnings attributable to common shareholders of $16.5 million or 2.6% of total net sales for the first quarter of 2014, compared with net earnings of $33.1 million or 5.4% of total net sales for the first quarter of 2013.

Liquidity and Capital Resources

At May 3, 2014, February 1, 2014 and May 4, 2013, cash and cash equivalents totaled $95.9 million, $59.3 million and $155.1 million, respectively, and working capital was $490.7 million, $479.8 million and $532.0 million, respectively.  Our primary sources of working capital are cash flows from operations and borrowings under our Credit Agreement (as defined below).

Credit Facilities

On April 12, 2013, we entered into a Third Amended and Restated Credit Agreement (as amended, the “Credit Agreement”).  The Credit Agreement provides for a senior revolving credit facility of $300.0 million, with possible future increases to $450.0 million under an expansion feature and matures on April 12, 2018.  As of May 3, 2014, there were no borrowings outstanding under the senior revolving credit facility.

On August 6, 2013, we borrowed $100.0 million under the term loan (the “Term Loan”) provision of our Credit Agreement which will be repaid over five years, with 10% payable annually in quarterly installments and the remainder due at maturity.  The interest rate on the Term Loan is based on the monthly LIBOR rate plus 1.75%.  In conjunction with the Term Loan, we also entered into an interest rate swap in which the variable rate payments due under the Term Loan were exchanged for a fixed rate of 1.27%, resulting in a combined interest rate of 3.02%.  As of May 3, 2014, there was $95.0 million outstanding under the Term Loan.

We utilize letters of credit primarily to secure inventory purchases and as collateral for workers compensation claims.  At May 3, 2014, letters of credit totaling approximately $21.6 million were issued and outstanding.   Borrowings available under our Credit Agreement at May 3, 2014 were $278.4 million.

On March 11, 2014, we entered into an Agreement and Plan of Merger with Jos. A. Bank pursuant to which we will acquire all of the issued and outstanding shares of common stock of Jos. A. Bank for $65.00 per share in cash, or total consideration of approximately $1.8 billion.  Concurrently with the signing of the merger agreement, we entered into a financing commitment letter with various lenders, as further discussed in “Future sources and uses of cash” below.

Cash flow activities

Operating activities — Our primary source of operating cash flow is from sales to our customers.  Our primary uses of cash include clothing product inventory and tuxedo rental product purchases, personnel related expenses, occupancy costs, advertising costs and income tax payments.  Our operating activities provided net cash of $69.8 million in the first quarter of 2014, due mainly to net earnings, adjusted for non-cash charges, an increase in accounts payable, accrued expenses and other current liabilities and a decrease in other assets, offset by increases in inventories and tuxedo rental product.

•                  Inventories increased primarily due to our usual inventory replenishment following the holiday shopping season.

•                  Tuxedo rental product increased from purchases of replenishment product to support the continued growth of our tuxedo rental business.

•                  The decrease in other assets is primarily due to the timing and amounts of required tax payments.

•                  The increase in accounts payable, accrued expenses and other current liabilities was primarily due to the timing of vendor payments for inventory and tuxedo rental product purchases, the seasonal increase in tuxedo rental deposits and the impact of accrued professional fees related to various strategic projects.

During the first quarter of 2013, our operating activities provided net cash of $70.7 million, due mainly to net earnings, adjusted for non-cash charges, an increase in accounts payable, accrued expenses and other current liabilities and a decrease in other assets, offset by increases in inventories and tuxedo rental product.

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

Investing activities — Our cash outflows from investing activities are primarily for capital expenditures.  During the first quarter of 2014 and 2013, our investing activities used net cash of $22.5 million and $25.1 million, respectively, for capital expenditures.  Our capital expenditures relate to costs incurred for stores opened, remodeled or relocated during the period or under construction at the end of the period, office and distribution facility additions and infrastructure technology investments.

Financing activities — Our cash outflows from financing activities consist primarily of cash dividend payments and, in 2013, repurchases of common stock, while cash inflows from financing activities consist primarily of proceeds from the issuance of common stock.  During the first quarter of 2014 and 2013, our financing activities used net cash of $11.3 million and $45.8 million, respectively.  The decrease is due to reduced share repurchase activity in the current year compared to the same period last year.

Dividends  —  Cash dividends paid were approximately $8.8 million and $9.3 million for the quarter ended May 3, 2014 and May 4, 2013, respectively.  During the quarters ended May 3, 2014 and May 4, 2013, we declared quarterly dividends of $0.18 per share.

Future sources and uses of cash

Our primary use of cash is to finance working capital requirements of our operations.  In addition, we will use cash to fund capital expenditures, income taxes, dividend payments, repayment of long-term debt, repurchases of common stock, if any, operating leases and various other obligations, as they arise.

Capital expenditures are anticipated to be in the range of $80.0 to $90.0 million for 2014.  This amount includes the anticipated costs to open approximately 36 to 40 Men’s Wearhouse stores and three Moores stores and to expand and/or relocate approximately 16 existing Men’s Wearhouse stores and two existing Moores stores.  The balance of the capital expenditures for 2014 will be used for telecommunications, point-of-sale and other computer equipment and systems, store remodeling, distribution facilities and investment in other corporate assets.  The actual amount of future capital expenditures and inventory purchases will depend in part on the number of new stores opened and the terms on which new stores are leased, as well as on industry trends consistent with our anticipated operating plans.

Additionally, market conditions may produce attractive opportunities for us to make acquisitions, other than aforementioned Jos. A. Bank transaction.  Any such acquisitions may be undertaken as an alternative to opening new stores.  We may use cash on hand, together with cash flow from operations, borrowings under our existing or any future credit agreement and issuances of debt or equity securities, to take advantage of any significant acquisition opportunities.

Current domestic and global economic conditions, including high unemployment levels, reduced public sector spending and constrained credit markets, could negatively affect our future operating results as well as our existing cash and cash equivalents balances.  In addition, conditions in the financial markets could limit our access to additional capital resources, if needed, and could increase associated costs.  We believe based on our current business plan, that our existing cash and cash flows from operations will be sufficient to fund our planned store openings, relocations and remodels, other capital expenditures and operating cash requirements, and that we will be able to maintain compliance with the covenants in our Credit Agreement for at least the next 12 months.  Borrowings available under our Credit Agreement were $278.4 million as of May 3, 2014.

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

On March 11, 2014, we entered into an Agreement and Plan of Merger with Jos. A. Bank pursuant to which we will acquire all of the issued and outstanding shares of common stock of Jos. A. Bank for $65.00 per share in cash, or total consideration of approximately $1.8 billion.  Concurrently with the signing of the merger agreement, we entered into a financing commitment letter (the “Commitment Letter”) with Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, JPMorgan Chase Bank, N.A. and J.P. Morgan Securities LLC (collectively, the “Lenders”).  We expect the financing under the Commitment Letter, together with cash balances, to be sufficient to provide the financing necessary to consummate our offer to acquire all of the issued and outstanding shares of common stock of Jos. A. Bank and to refinance certain of our existing indebtedness.  The Commitment Letter provides for (i) $1.1 billion aggregate principal amount of senior secured term B loans, (ii) a $500.0 million asset-based revolving facility of the Company and certain of its subsidiaries and (iii) $600.0 million aggregate principal amount of unsecured bridge loans to the extent $600.0 million in gross proceeds are not raised from the issuance and sale by the Company of senior unsecured notes prior to the effective time of the merger.  The financing commitments of the Lenders are subject to certain conditions set forth in the Commitment Letter.

Contractual Obligations

There have been no material changes to our contractual obligations as discussed in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires the appropriate application of accounting policies in accordance with generally accepted accounting principles.  In many instances, this also requires management to make estimates and assumptions about future events that affect the amounts and disclosures included in our financial statements.  We base our estimates on historical experience and various assumptions that we believe are reasonable under our current business model.  However, because future events and conditions and their effects cannot be determined with certainty, actual results will differ from our estimates and such differences could be material to our financial statements.  There have been no significant changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in foreign currency exchange rates and changes in interest rates.  There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the year ended February 1, 2014.  Refer to Note 3 of Notes to Condensed Consolidated Financial Statements contained herein for disclosures regarding our Credit Agreement and Notes 10 and 11 of Notes to Condensed Consolidated Financial Statements contained herein for disclosures on our investments and derivative financial instruments.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended May 3, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

On August 6, 2013, we acquired JA Holding.  We excluded the operations of JA Holding from the scope of our Sarbanes-Oxley Section 404 report on internal controls over financial reporting for the year ended February 1, 2014.  We are in the process of implementing our internal control structure over the acquired operations and expect that this effort will be completed in fiscal 2014.

PART II.  OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

A former licensee of JA Apparel, Corp., a subsidiary of JA Holding (“JA Apparel”), initiated an arbitration proceeding against JA Apparel under license agreements which the former licensee terminated. The former licensee alleges that JA Apparel breached the license agreements for the manufacture of certain Joseph Abboud® branded merchandise. We do not believe that JA Apparel breached the license agreements and we believe that the former licensee wrongfully terminated the license agreements. We intend to defend this matter vigorously. The range of loss, if any, is not reasonably estimable at this time, however, we do not believe that it will have a material adverse effect on our financial position, results of operations or cash flows.

In addition, we are involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of our business.  Management does not believe that any of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A — RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Item 1A contained in Part I of our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)   The following table presents information with respect to purchases of common stock of the Company made during the quarter ended May 3, 2014 as defined by Rule 10b-18(a)(3) under the Exchange Act:

				Total
				Number of	Approximate
				Shares	Dollar Value of
				Purchased	Shares that
				as Part of	May Yet Be
				Publicly	Purchased
	Total Number		Average	Announced	Under the
	of Shares		Price Paid	Plans or	Plans or
Period	Purchased		Per Share	Programs	Programs
					(In thousands)
					(2)

February 2, 2014 through March 1, 2014	5,349	(1)	$46.93	—	$48,032

March 2, 2014 through April 5, 2014	—		$—	—	$48,032

April 6, 2014 through May 3, 2014	—		$—	—	$48,032

Total	5,349		$46.93	—	$48,032

(1)    Represents shares repurchased to satisfy tax withholding obligations arising upon the vesting of certain restricted stock.

(2)    Refer to Note 7 of Notes to Condensed Consolidated Financial Statements for information regarding our share repurchase program.

ITEM 6 - EXHIBITS

(a)   Exhibits.

Exhibit Number		Exhibit Index

4.1	—

Amendment No. 1 to Rights Agreement, dated as of May 5, 2014, by and between The Men’s Wearhouse, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 5, 2014).

*10.1	—

Form of Performance-Based Deferred Stock Unit Award Agreement, for named executive officers, under The Men’s Wearhouse, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 23, 2014).

*10.2	—

Form of Performance-Based Deferred Stock Unit Award Agreement, for executive officers, under The Men’s Wearhouse, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 23, 2014).

*10.3	—	Employment Agreement dated effective as of May 1, 2013, by and between The Men’s Wearhouse, Inc. and Charles Bresler (filed herewith).
10.4	—

First Amendment to Third Amended and Restated Credit Agreement, dated as of April 12, 2013, by and among The Men’s Wearhouse, Inc., Moores The Suit People Inc., MWUK Holding Company Limited, the financial institutions from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, and J.P. Morgan Europe Limited, as European Agent (filed herewith).

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

The following financial information from The Men’s Wearhouse, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2014, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

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

Dated: June 6, 2014		THE MEN’S WEARHOUSE, INC.

	By	/s/ JON W. KIMMINS
Jon W. Kimmins
Executive Vice President, Chief Financial Officer, Treasurer and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number		Exhibit Index

4.1	—

Amendment No. 1 to Rights Agreement, dated as of May 5, 2014, by and between The Men’s Wearhouse, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 5, 2014).

*10.1	—

Form of Performance-Based Deferred Stock Unit Award Agreement, for named executive officers, under The Men’s Wearhouse, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 23, 2014).

*10.2	—

Form of Performance-Based Deferred Stock Unit Award Agreement, for executive officers, under The Men’s Wearhouse, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 23, 2014).

*10.3	—	Employment Agreement dated effective as of May 1, 2013, by and between The Men’s Wearhouse, Inc. and Charles Bresler (filed herewith).
10.4	—

First Amendment to Third Amended and Restated Credit Agreement, dated as of April 12, 2013, by and among The Men’s Wearhouse, Inc., Moores The Suit People Inc., MWUK Holding Company Limited, the financial institutions from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, and J.P. Morgan Europe Limited, as European Agent (filed herewith).

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

The following financial information from The Men’s Wearhouse, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2014, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

*  Management Compensation or Incentive Plan.

†  This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section.  Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.