Form 10-Q
period 2014-08-02
MENS WEARHOUSE INC
filed 2014-09-11
CIK 884217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2014 or

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

The number of shares of common stock of the Registrant, par value $.01 per share, outstanding at August 29, 2014 was 48,054,215 excluding 133,597 shares classified as Treasury Stock.

REPORT INDEX

Forward-Looking and Cautionary Statements

Certain statements made in this Quarterly Report on Form 10-Q and in other public filings and press releases by the Company (as defined below) contain “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995) that involves risk and uncertainty.  These forward-looking statements may include, but are not limited to, references to, sales, earnings, margins, costs, number and costs of store openings, future capital expenditures, acquisitions, synergies, demand for clothing, market trends in the retail and corporate apparel clothing business, currency fluctuations, inflation and various economic and business trends.  Forward-looking statements may be made by management orally or in writing, including, but not limited to, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q and other sections of our filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, and the Securities Act of 1933, as amended.

Forward-looking statements are not guarantees of future performance and a variety of factors could cause actual results to differ materially from the anticipated or expected results expressed in or suggested by these forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to: actions by governmental entities; domestic and international economic activity and inflation; success, or lack thereof, in executing our internal operating plans and new store and new market expansion plans, including integration of acquisitions, such as Jos. A. Bank Clothiers, Inc.; performance issues with key suppliers; disruption in buying trends due to homeland security concerns; severe weather; foreign currency fluctuations; government export and import policies; aggressive advertising or marketing activities of competitors; and legal proceedings.  Future results will also be dependent upon our ability to continue to identify and complete successful expansions and penetrations into existing and new markets and our ability to integrate such expansions with our existing operations.

These forward-looking statements are based upon management’s current beliefs or expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. The following factors, among others, could cause actual results to differ materially from those expressed or implied in the forward-looking statements: (1) the possibility that the expected benefits from the Jos. A. Bank transaction will not be realized within the anticipated time period, (2) the risks related to the costs and difficulties related to the integration of Jos. A. Bank’s business and operations with Men’s Wearhouse’s business and operations, (3) the inability to obtain, or delays in obtaining, cost savings and synergies from the transaction, (4) unexpected costs, charges or expenses resulting from the transaction, (5) litigation relating to the transaction, (6) the inability to retain key personnel and (7) the possible disruption that may be caused by the transaction to the business and operations of Men’s Wearhouse and its relationships with customers, employees and other third parties.

These forward-looking statements are based upon management’s current beliefs or expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies and third party approvals, many of which are beyond our control.  Refer to “Risk Factors” contained in Part I of our Annual Report on Form 10-K for the year ended February 1, 2014 and elsewhere herein for a more complete discussion of these and other factors that might affect our performance and financial results. These forward-looking statements are intended to convey the Company’s expectations about the future, and speak only as of the date they are made.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	August 2, 2014	August 3, 2013	February 1, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$67,235	$32,488	$59,252
Accounts receivable, net	89,195	56,083	63,153
Inventories	1,044,520	599,811	599,486
Other current assets	105,475	71,835	93,206

Total current assets	1,306,425	760,217	815,097

PROPERTY AND EQUIPMENT, net	573,911	397,129	408,162

TUXEDO RENTAL PRODUCT, net	146,464	144,171	142,816
GOODWILL	874,955	76,510	126,003
INTANGIBLE ASSETS, net	676,861	30,022	58,027
OTHER ASSETS	45,983	6,485	5,125

TOTAL ASSETS	$3,624,599	$1,414,534	$1,555,230

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$214,766	$136,629	$148,762
Accrued expenses and other current liabilities	273,974	172,446	175,797
Income taxes payable	1,201	3,554	730
Current maturities of long-term debt	11,000	—	10,000

Total current liabilities	500,941	312,629	335,289

LONG-TERM DEBT	1,678,196	—	87,500
DEFERRED TAXES AND OTHER LIABILITIES	393,413	86,836	109,292

Total liabilities	2,572,550	399,465	532,081

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock	—	—	—
Common stock	481	708	476
Capital in excess of par	423,169	382,519	412,043
Retained earnings	583,903	1,162,933	572,712
Accumulated other comprehensive income	33,380	26,234	27,311
Treasury stock, at cost	(3,303)	(569,860)	(3,407)

Total equity attributable to common shareholders	1,037,630	1,002,534	1,009,135

Non-controlling interest	14,419	12,535	14,014

Total shareholders’ equity	1,052,049	1,015,069	1,023,149

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,624,599	$1,414,534	$1,555,230

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net sales:
Retail clothing product	$530,728	$408,683	$963,752	$832,420
Tuxedo rental services	161,096	147,701	262,759	246,183
Alteration and other services	44,598	37,056	83,560	75,018
Total retail sales	736,422	593,440	1,310,071	1,153,621
Corporate apparel clothing product sales	66,656	53,815	123,481	110,170
Total net sales	803,078	647,255	1,433,552	1,263,791

Cost of sales:
Retail clothing product	243,354	177,578	434,831	363,061
Tuxedo rental services	26,228	22,578	41,545	37,076
Alteration and other services	32,899	28,926	60,621	57,344
Occupancy costs	95,423	72,791	168,270	144,065
Total retail cost of sales	397,904	301,873	705,267	601,546
Corporate apparel clothing product cost of sales	46,632	36,588	86,379	75,531
Total cost of sales	444,536	338,461	791,646	677,077

Gross margin:
Retail clothing product	287,374	231,105	528,921	469,359
Tuxedo rental services	134,868	125,123	221,214	209,107
Alteration and other services	11,699	8,130	22,939	17,674
Occupancy costs	(95,423)	(72,791)	(168,270)	(144,065)
Total retail gross margin	338,518	291,567	604,804	552,075
Corporate apparel clothing product gross margin	20,024	17,227	37,102	34,639
Total gross margin	358,542	308,794	641,906	586,714

Selling, general and administrative expenses	315,838	232,505	571,921	457,872
Goodwill impairment charge	—	9,501	—	9,501
Operating income	42,704	66,788	69,985	119,341

Interest income	119	181	180	302
Interest expense	(13,193)	(540)	(14,328)	(884)
Loss on extinguishment of debt	(2,158)	—	(2,158)	—
Earnings before income taxes	27,472	66,429	53,679	118,759
Provision for income taxes	15,104	23,451	24,853	42,825

Net earnings including non-controlling interest	12,368	42,978	28,826	75,934
Net (earnings) loss attributable to non-controlling interest	(112)	(35)	(84)	100

Net earnings attributable to common shareholders	$12,256	$42,943	$28,742	$76,034

Net earnings per common share attributable to common shareholders:
Basic	$0.26	$0.86	$0.60	$1.50
Diluted	$0.25	$0.85	$0.60	$1.50

Weighted-average common shares outstanding:
Basic	47,939	49,843	47,773	50,225
Diluted	48,143	50,133	48,059	50,460

Cash dividends declared per common share	$0.18	$0.18	$0.36	$0.36

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013

Net earnings including non-controlling interest	$12,368	$42,978	$28,826	$75,934

Currency translation adjustments	(189)	(7,819)	5,991	(11,035)

Settlement of cash flow hedge, net of tax	217	—	399	—

Comprehensive income including non-controlling interest	12,396	35,159	35,216	64,899

Comprehensive (income) loss attributable to non-controlling interest:
Net (earnings) loss	(112)	(35)	(84)	100
Currency translation adjustments	50	229	(321)	345

Amounts attributable to non-controlling interest	(62)	194	(405)	445

Comprehensive income attributable to common shareholders	$12,334	$35,353	$34,811	$65,344

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended
	August 2, 2014	August 3, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings including non-controlling interest	$28,826	$75,934
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	49,778	43,450
Tuxedo rental product amortization	19,961	19,004
Amortization of deferred financing costs	1,121	243
Amortization of discount on long-term debt	196	—
Loss on extinguishment of debt	2,158	—
Loss on disposition of assets	1,641	1,001
Goodwill impairment charge	—	9,501
Asset impairment charges	302	46
Share-based compensation	8,036	9,069
Excess tax benefits from share-based plans	(3,687)	(1,114)
Deferred tax benefit	(9,120)	(5,301)
Deferred rent expense and other	1,174	1,923
Changes in operating assets and liabilities:
Accounts receivable	(18,905)	5,663
Inventories	(62,689)	(47,956)
Tuxedo rental product	(23,192)	(37,224)
Other assets	2,372	6,342
Accounts payable, accrued expenses and other current liabilities	12,289	23,061
Income taxes payable	4,191	(1,488)
Other liabilities	(573)	(912)

Net cash provided by operating activities	13,879	101,242

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(40,837)	(52,261)
Acquisition of business, net of cash	(1,491,393)	—
Proceeds from sales of property and equipment	—	191

Net cash used in investing activities	(1,532,230)	(52,070)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from new term loan	1,089,000	—
Payments on previous term loan	(97,500)	—
Proceeds from asset-based revolving credit facility	340,000	—
Payments on asset-based revolving credit facility	(340,000)	—
Proceeds from bond issuance	600,000	—
Deferred financing costs	(50,938)	(1,776)
Cash dividends paid	(17,460)	(18,350)
Proceeds from issuance of common stock	6,167	5,409
Tax payments related to vested deferred stock units	(6,869)	(3,865)
Excess tax benefits from share-based plans	3,687	1,114
Repurchases of common stock	(251)	(152,129)

Net cash provided by (used in) financing activities	1,525,836	(169,597)

Effect of exchange rate changes	498	(3,150)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,983	(123,575)
Balance at beginning of period	59,252	156,063

Balance at end of period	$67,235	$32,488

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Significant Accounting Policies

Basis of Presentation — The condensed consolidated financial statements herein include the accounts of The Men’s Wearhouse, Inc. and its subsidiaries (the “Company”) and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  As applicable under such regulations, certain information and footnote disclosures have been condensed or omitted.  We believe that the presentation and disclosures herein are adequate to make the information not misleading, and the condensed consolidated financial statements reflect all elimination entries and normal recurring adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows at the dates and for the periods presented.  Certain prior period amounts have been reclassified to conform to the current period presentation.

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

On June 18, 2014, we acquired Jos. A. Bank Clothiers, Inc. (“Jos. A. Bank”), a men’s specialty apparel retailer, for total cash consideration of approximately $1.8 billion.  Based on the manner in which we manage, evaluate and internally report our operations, we determined that Jos. A. Bank is an operating segment that meets the criteria for aggregation into our retail reportable segment.  On August 6, 2013, we acquired JA Holding, Inc. (“JA Holding”), the parent company of the American clothing brand Joseph Abboud® and a U.S. tailored clothing factory.  Based on the manner in which we manage, evaluate and internally report our operations, we determined that JA Holding is a component of our Men’s Wearhouse brand and therefore has been included in our retail reportable segment.  See Notes 2 and 14 for additional details on these acquisitions and our segments.

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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Acquisitions

Jos. A. Bank

On June 18, 2014, we acquired all of the outstanding common stock of Jos. A. Bank, a men’s specialty apparel retailer, for $65.00 net per share in cash, or total consideration of approximately $1.8 billion. The acquisition was funded primarily by a $1.1 billion term loan facility, the issuance of $600 million in senior unsecured notes and borrowings under an asset-based credit facility (see Note 4).

We incurred acquisition and integration costs related to Jos. A. Bank totaling $40.8 million and $60.9 million for the three and six months ended August 2, 2014, respectively, which is included in selling, general and administrative expenses (“SG&A”) in the condensed consolidated statements of earnings as well as an extinguishment of debt totaling $2.2 million, which is included as a separate line in the condensed consolidated statements of earnings.  In addition, we incurred deferred financing costs of $50.9 million, with $7.5 million classified as other current assets and $43.4 million classified as non-current assets.  Deferred financing costs incurred in relation to the financing arrangements discussed in Note 4 will be amortized over the contractual term of each financing arrangement.

The following table summarizes the preliminary estimates of the fair values of the identifiable assets acquired and liabilities assumed in the Jos. A. Bank acquisition as of June 18, 2014.  The preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed are subject to revisions, which may result in adjustments to the preliminary values presented below, when management’s appraisals and estimates are finalized (amounts in millions):

Cash	$328.9
Accounts receivable	7.1
Inventories	379.3
Other current assets	29.3
Property and equipment	174.8
Goodwill	744.7
Intangible assets	621.2
Accounts payable, accrued expenses and other current liabilities	(177.0)
Other liabilities (mainly deferred income taxes)	(288.0)
Total purchase price	1,820.3
Less: Cash acquired	(328.9)
Total purchase price, net of cash acquired	$1,491.4

Goodwill is calculated as the excess of the purchase price over the net assets acquired.  The goodwill recognized is attributable to growth opportunities and expected synergies.  All of the goodwill has been assigned to our retail reporting segment and is non-deductible for tax purposes.

Intangible assets consist of four separately identified assets.  First, we identified the Jos. A. Bank tradename as an indefinite-lived intangible asset with a fair value of $539.1 million.  The Jos. A. Bank tradename is not subject to amortization but will be evaluated at least annually for impairment.  Second, we identified a customer relationship intangible asset with a fair value of $53.0 million which we expect to amortize over a useful life of seven years.  Third, we recognized an intangible asset of $24.4 million for favorable Jos. A. Bank leases (as compared to prevailing market rates) which will be amortized over the remaining lease terms, including an assumed renewal.  Lastly, we recognized an intangible asset related to the Jos. A. Bank franchise store agreements of $4.7 million which we expect to amortize over 25 years.  The allocation of the purchase price to intangible assets as well as their estimated useful lives is preliminary and may be adjusted.

The results of operations of Jos. A. Bank are included in our results of operations from the acquisition date.  From June 18, 2014 through August 2, 2014, Jos. A. Bank generated net sales of $113.7 million and a net loss of $4.1 million, including $2.6 million of integration costs, primarily severance related, and $7.7 million of purchase accounting adjustments, primarily consisting of the step up of inventory recognized as additional cost of sales and amortization of intangible assets.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents unaudited pro forma consolidated financial information as if the closing of our acquisition of Jos. A. Bank had occurred on February 3, 2013 (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013

Total net sales	$929,928	$879,784	$1,777,824	$1,692,375
Net earnings attributable to common shareholders	$44,180	$32,282	$64,270	$48,534
Net earnings per common share attributable to common shareholders:
Basic	$0.92	$0.65	$1.34	$0.96
Diluted	$0.92	$0.64	$1.33	$0.96

The pro forma financial information presented above has been prepared by combining our historical results and the historical results of Jos. A. Bank and further reflects the effect of purchase accounting adjustments and the elimination of transaction costs, among other items.  This pro forma information is not necessarily indicative of the results of operations that actually would have resulted had the Jos. A. Bank acquisition occurred on the date indicated above or that may result in the future and does not reflect potential synergies, integration costs or other such costs and savings.

Material non-recurring adjustments included in the pro forma financial information above consists of the step up of Jos. A. Bank inventory to its fair value, which is recorded as an adjustment to cost of goods sold based on when the acquired inventory is expected to be sold.  For the three and six months ended August 3, 2013, $10.5 million and $20.3 million of adjustments to cost of sales are included in the calculation of net income, respectively.

JA Holding

On August 6, 2013, we acquired all of the outstanding common stock of JA Holding, the parent company of the American clothing brand Joseph Abboud® and a U.S. tailored clothing factory, for approximately $94.9 million in cash consideration.  We believe this transaction will accelerate our strategy of offering exclusive brands with broad appeal at attractive prices.  The cash paid at closing was funded by $100.0 million borrowed under the term loan component of our previous credit agreement (see Note 4).

The following table summarizes fair values of the identifiable assets acquired and liabilities assumed in the JA Holding acquisition (amounts in millions):

Accounts receivable	$12.8
Inventories	6.5
Other assets	3.1
Property and equipment	7.3
Goodwill	53.9
Tradename	30.0
Accounts payable, accrued expenses and other current liabilities	(7.2)
Other liabilities	(11.5)

Total purchase price	$94.9

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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The results of operations for JA Holding were included in the condensed consolidated statements of earnings beginning on August 6, 2013 and were not significant to our consolidated results.  The impact of the acquisition on our results of operations, as if the acquisition had been completed as of the beginning of the periods presented, is not significant.

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

	For the Three Months Ended		For the Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013

Numerator
Total net earnings attributable to common shareholders	$12,256	$42,943	$28,742	$76,034
Net earnings allocated to participating securities (restricted stock and deferred stock units)	(30)	(139)	(91)	(474)
Net earnings attributable to common shareholders	$12,226	$42,804	$28,651	$75,560
Denominator
Basic weighted-average common shares outstanding	47,939	49,843	47,773	50,225
Dilutive effect of share-based awards	204	290	286	235
Diluted weighted-average common shares outstanding	48,143	50,133	48,059	50,460
Net earnings per common share attributable to common shareholders:
Basic	$0.26	$0.86	$0.60	$1.50
Diluted	$0.25	$0.85	$0.60	$1.50

For each of the three and six months ended August 2, 2014, 0.1 million anti-dilutive shares of common stock were excluded from the calculation of diluted earnings per common share.  For the three and six months ended August 3, 2013, 0.2 million and 0.3 million anti-dilutive shares of common stock were excluded from the calculation of diluted earnings per common share, respectively.

4.  Debt

On June 18, 2014, we entered into a term loan credit agreement which provides for a senior secured term loan in the aggregate principal amount of $1.1 billion (the “Term Loan”) and a $500.0 million asset-based revolving credit agreement (the “ABL Facility”, and together with the Term Loan, the “New Credit Facilities”) with certain of our U.S. subsidiaries and Moores the Suit People Inc., one of our Canadian subsidiaries, as co-borrowers.  In addition, we issued $600.0 million in aggregate principal amount of 7.00% Senior Notes due 2022 (the “Senior Notes”).  Proceeds from the Term Loan were reduced by an $11.0 million original issue discount, which is presented as a reduction of the outstanding balance on the Term Loan on the balance sheet and will be amortized to interest expense over the contractual life of the Term Loan.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We used the net proceeds from the Term Loan, the offering of the Senior Notes and the net proceeds from $340.0 million drawn on the ABL Facility to pay the approximately $1.8 billion purchase price for the acquisition of Jos. A. Bank and to repay all our obligations under our Third Amended and Restated Credit Agreement, dated as of April 12, 2013 (as amended from time to time prior to the date hereof, the “Previous Credit Agreement”), including $95.0 million outstanding under our previous term loan as well as settlement of the interest rate swap associated with such term loan.  The loans under the ABL Facility were subsequently repaid in full promptly following the closing of the Jos. A. Bank acquisition using the cash acquired from Jos. A. Bank.

In addition, as a result of the termination of the Previous Credit Agreement, we recorded a loss on extinguishment of debt totaling $2.2 million consisting of the elimination of unamortized deferred financing costs.

New Credit Facilities

The Term Loan is guaranteed, jointly and severally, by certain of our U.S. subsidiaries.  The interest rate on the Term Loan is based on monthly LIBOR, subject to a LIBOR floor of 1% per annum, plus the applicable margin which is currently 3.50%, resulting in a total interest rate of 4.50%.  The Term Loan will mature on June 18, 2021.

The ABL Facility provides for a senior secured revolving credit facility of $500.0 million, with possible future increases to $650.0 million under an expansion feature, which matures on June 18, 2019 and is guaranteed, jointly and severally, by certain of our U.S. subsidiaries. The ABL Facility has several borrowing and interest rate options including the following indices:  (i) adjusted LIBO rate, (ii) CDOR rate, (iii) Canadian prime rate or (iv) alternate base rate (equal to the greater of the prime rate, the federal funds effective rate plus 0.5% or the adjusted LIBO rate for a one-month period plus 1.0%).  Advances under the ABL Facility bear interest at a rate per annum using the applicable indices plus a varying interest rate margin of up to 2.00%.  The ABL Facility also provides for fees applicable to amounts available to be drawn under outstanding letters of credit which range from 1.50% to 2.00%, and a fee on unused commitments which ranges from 0.25% to 0.375%.

The New Credit Facilities contain customary non-financial covenants and the respective obligations under the New Credit Facilities are secured on a senior basis by a first priority lien on substantially all of the assets of the Company, certain of its U.S. subsidiaries and, in the case of the ABL Facility, Moores The Suit People Inc. The New Credit Facilities and the related guarantees and security interests granted thereunder are senior secured obligations of, and will rank equally with all present and future senior indebtedness of, the Company, the co-borrowers and the respective guarantors.  The New Credit Facilities contain customary restrictive covenants, with respect to which we were in compliance as of August 2, 2014.

We utilize letters of credit primarily to secure inventory purchases and as collateral for workers compensation claims.  Except for letters of credit totaling approximately $20.7 million issued and outstanding, no amounts were drawn on the ABL Facility as of August 2, 2014.

Senior Notes

The indenture governing the Senior Notes contains customary non-financial covenants and the Senior Notes are guaranteed, jointly and severally, on an unsecured basis by certain of our U.S. subsidiaries.  The Senior Notes and the related guarantees are senior unsecured obligations of the Company and the guarantors, respectively, and will rank equally with all of the Company’s and each guarantor’s present and future senior indebtedness.  The Senior Notes will mature on July 1, 2022.  Interest on the Senior Notes will be payable on January 1 and July 1 of each year, beginning on January 1, 2015.

We may redeem some or all of the Senior Notes at any time on or after July 1, 2017 at the redemption prices set forth in the indenture governing the Senior Notes.  At any time prior to July 1, 2017, we will have the option to redeem some or all of the Senior Notes at a redemption price of 100% of the principal amount of the Senior Notes to be redeemed, plus a “make-whole” premium and accrued and unpaid interest, if any, to the date of redemption.  We may also redeem up to a maximum of 35% of the original aggregate principal amount of the Senior Notes with the proceeds of certain equity offerings prior to July 1, 2017 at a redemption price of 107% of the principal amount of the Senior Notes plus accrued and unpaid interest, if any.  Upon the occurrence of certain specific changes of control, we may be required to offer to purchase the Senior Notes at 101% of their aggregate principal amount plus accrued and unpaid interest thereon to the date of purchase.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We have also entered into a registration rights agreement regarding the Senior Notes pursuant to which we agreed, among other things, to exchange the Senior Notes for substantially identical notes registered under the Securities Act of 1933, as amended, on or before the 390th day after the issuance of the Senior Notes.

Long-Term Debt

We did not hold any long-term debt as of August 3, 2013.  Except for the $95.0 million outstanding with respect to the term loan under the Previous Credit Agreement and letters of credit totaling approximately $21.6 million issued and outstanding, no amounts were outstanding under the Previous Credit Agreement as of May 3, 2014 and June 18, 2014.  The following table provides details on our long-term debt as of August 2, 2014 and February 1, 2014 (in thousands).

	August 2, 2014	February 1, 2014
Term Loan (net of unamortized original issue discount of $10.8 million)	$1,089,196	$—
Senior Notes	600,000	—
Term loan under Previous Credit Agreement	—	97,500
Total long-term debt	1,689,196	97,500
Current portion of long-term debt	(11,000)	(10,000)
Total long-term debt, net of current portion	$1,678,196	$87,500

5.  Supplemental Cash Flows

Supplemental disclosure of cash flow information is as follows (in thousands):

	For the Six Months Ended
	August 2, 2014	August 3, 2013

Cash paid for interest	$8,051	$301
Cash paid for income taxes, net	$28,950	$43,209

Schedule of noncash investing and financing activities:
Cash dividends declared	$8,803	$9,279

We had unpaid capital expenditure purchases included in accounts payable and accrued expenses and other current liabilities of approximately $21.1 million and $14.5 million at August 2, 2014 and August 3, 2013, respectively.  Capital expenditure purchases are recorded as cash outflows from investing activities in the condensed consolidated statement of cash flows in the period they are paid.

6.  Income Taxes

Our effective income tax rate increased from 35.3% for the second quarter of 2013 to 55.0% for the second quarter of 2014 and from 36.1% for the first six months of 2013 to 46.3% for the first six months of 2014 primarily because certain Jos. A. Bank transaction costs may not be deductible.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.  Other Current Assets, Accrued Expenses and Other Current Liabilities and Deferred Taxes and Other Liabilities

Other current assets consist of the following (in thousands):

	August 2, 2014	August 3, 2013	February 1, 2014

Prepaid expenses	$49,362	$35,731	$33,747
Current deferred tax asset	11,172	25,463	33,148
Deferred financing costs	7,502	—	—
Tax receivable	22,952	1,437	17,276
Other	14,487	9,204	9,035
Total other current assets	$105,475	$71,835	$93,206

Accrued expenses and other current liabilities consist of the following (in thousands):

	August 2, 2014	August 3, 2013	February 1, 2014
Accrued salary, bonus, sabbatical, vacation and other benefits	$70,328	$44,188	$58,127
Customer deposits, prepayments and refunds payable	43,902	37,363	22,617
Unredeemed gift certificates	33,732	13,387	15,589
Sales, value added, payroll, property and other taxes payable	27,920	19,929	19,184
Accrued workers compensation and medical costs	24,562	21,742	22,055
Accrued strategic professional fees	16,181	1,437	9,338
Cash dividends declared	8,803	9,279	8,963
Loyalty program reward certificates	7,179	7,085	6,321
Accrued royalties	7,436	7,041	2,087
Accrued interest	5,269	408	410
Other	28,662	10,587	11,106
Total accrued expenses and other current liabilities	$273,974	$172,446	$175,797

Deferred taxes and other liabilities consist of the following (in thousands):

	August 2, 2014	August 3, 2013	February 1, 2014
Non-current deferred and other income tax liabilities	$316,844	$32,159	$51,604
Deferred rent and landlord incentives	56,474	53,615	55,923
Unfavorable lease liabilities	13,892	424	321
Other	6,203	638	1,444
Total deferred taxes and other liabilities	$393,413	$86,836	$109,292

8.  Accumulated Other Comprehensive Income

The following table summarizes the components of accumulated other comprehensive income for the six months ended August 2, 2014 (in thousands and net of tax):

	Foreign Currency Translation	Interest Rate Swap	Total
BALANCE — February 1, 2014	$27,710	$(399)	$27,311

Other comprehensive income before reclassifications	5,991	—	5,991
Other comprehensive income attributable to non-controlling interest	(321)	—	(321)
Amounts reclassified from accumulated other comprehensive income	—	399	399
Net current-period other comprehensive income	5,670	399	6,069

BALANCE — August 2, 2014	$33,380	$—	$33,380

Amounts reclassified from other comprehensive income related to the termination of our interest rate swap were recorded within interest expense in the condensed consolidated statement of earnings for the quarter ended August 2, 2014.  There were no reclassifications from other comprehensive income for the quarter ended August 3, 2013.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.  Share Repurchases

In March 2013, our Board of Directors (the “Board”) approved a $200.0 million share repurchase program for our common stock.  At August 2, 2014, the remaining balance available under the Board’s March 2013 authorization was $48.0 million.

During the first six months of fiscal 2014, no shares were repurchased in open market transactions under the Board’s March 2013 authorization.

In July 2013, we entered into an accelerated share repurchase agreement (“ASR Agreement”) with J.P. Morgan Securities LLC (“JP Morgan”), as agent for JPMorgan Chase Bank, National Association, London Branch, to purchase $100.0 million of our common stock.  We paid $100.0 million to JPMorgan and received an initial delivery of 2,197,518 shares (which was approximately 85% of the number of shares repurchased in connection with this transaction), and reduced our shares outstanding as of August 3, 2013.  The value of the initial shares received on the date of purchase was approximately $85.0 million, reflecting a $38.68 price per share which was recorded as a retirement of the shares for purposes of calculating earnings per share.  In accordance with authoritative guidance, we recorded the remaining $15.0 million as a forward contract indexed to our common stock within capital in excess of par.  The ASR Agreement was subsequently completed in the third quarter of 2013.

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

We account for share-based awards in accordance with the authoritative guidance regarding share-based payments, which requires the compensation cost resulting from all share-based payment transactions be recognized in the financial statements. The amount of compensation cost is measured based on the grant-date fair value of the instrument issued and is recognized over the vesting period.  Share-based compensation expense recognized for the three and six months ended August 2, 2014 was $4.0 million and $8.0 million, respectively.  Share-based compensation expense recognized for the three and six months ended August 3, 2013 was $4.6 million and $9.1 million, respectively.

Non-Vested Deferred Stock Units and Restricted Stock Shares

The following table summarizes the activity of time-based and performance-based deferred stock units (“DSUs”) for the six months ended August 2, 2014:

	Shares		Weighted-Average Grant-Date Fair Value
	Time- Based	Performance- Based	Time- Based	Performance- Based
Non-Vested at February 1, 2014	573,042	82,558	$32.95	$33.09
Granted	218,231	18,789	47.26	47.26
Vested (1)	(414,233)	(1,134)	32.73	33.09
Forfeited	(19,110)	—	35.66	—
Non-Vested at August 2, 2014	357,930	100,213	$41.79	$35.75

(1) Includes 140,793 shares relinquished for tax payments related to vested deferred stock units for the six months ended August 2, 2014.

On April 3, 2013, our Board approved a change in the form of award agreements to be issued for grants of DSUs to participants under our 2004 Long-Term Incentive Plan.  As revised, the award agreements provide that dividend equivalents, if any, will be accrued during the vesting period for such DSU awards and paid out only upon vesting of the underlying DSUs.  As such, grants of DSU awards on or after April 3, 2013 earn dividends throughout the vesting period which are subject to the same vesting terms as the underlying share award.  Grants of DSUs generally vest over a period of from one to three years.  DSU awards granted prior to April 3, 2013 are entitled to receive non-forfeitable dividend equivalents, if any, when and if paid to shareholders of record at the payment date.  Included in the non-vested time-based awards as of August 2, 2014 are 36,137 DSUs granted prior to April 3, 2013.

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

The following table summarizes the activity of restricted stock for the six months ended August 2, 2014:

	Shares	Weighted- Average Grant-Date Fair Value
Non-Vested at February 1, 2014	80,919	$31.36
Granted	7,100	49.28
Vested	(33,833)	34.35
Forfeited	—	—
Non-Vested at August 2, 2014	54,186	$32.76

Restricted stock awards receive non-forfeitable dividends, if any, when and if paid to shareholders of record at the payment date.

As of August 2, 2014, we have unrecognized compensation expense related to non-vested DSUs and shares of restricted stock of approximately $13.2 million, which is expected to be recognized over a weighted-average period of 1.2 years.

Stock Options

The following table summarizes the activity of stock options for the six months ended August 2, 2014:

	Shares	Weighted- Average Exercise Price
Outstanding at February 1, 2014	645,990	$28.80
Granted	110,576	47.26
Exercised	(167,865)	26.21
Forfeited	(60,000)	17.18
Expired	—	—
Outstanding at August 2, 2014	528,701	$34.81
Exercisable at August 2, 2014	264,337	$31.30

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The weighted-average grant date fair value of the 110,576 stock options granted during the six months ended August 2, 2014 was $16.41 per share.  The following table summarizes the weighted-average assumptions used to fair value stock options at the date of grant using the Black-Scholes option pricing model for the six months ended August 2, 2014.

For the Six Months Ended
August 2, 2014

Risk-free interest rate	1.75%
Expected lives	5.0 years
Dividend yield	1.80%
Expected volatility	44.43%

As of August 2, 2014, we have unrecognized compensation expense related to non-vested stock options of approximately $3.1 million which is expected to be recognized over a weighted-average period of 1.9 years.

Employee Stock Discount Plan

The Employee Stock Discount Plan (“ESDP”) allows employees to authorize after-tax payroll deductions to be used for the purchase of up to 2,137,500 shares of our common stock at 85% of the lesser of the fair market value on the first day of the offering period or the fair market value on the last day of the offering period.  During the six months ended August 2, 2014, employees purchased 41,793 shares under the ESDP, which had a weighted-average share price of $42.30 per share.  As of August 2, 2014, 698,545 shares were reserved for future issuance under the ESDP.

11.  Goodwill and Other Intangible Assets

Goodwill

Goodwill allocated to our reportable segments and changes in the net carrying amount of goodwill for the six months ended August 2, 2014 are as follows (in thousands):

	Retail	Corporate Apparel	Total
Balance at February 1, 2014	$96,919	$29,084	$126,003
Goodwill of acquired businesses	747,828	—	747,828
Translation adjustment	483	641	1,124
Balance at August 2, 2014	$845,230	$29,725	$874,955

The goodwill of acquired businesses resulted primarily from our acquisition of Jos. A. Bank.  As indicated in Note 2, the preliminary estimates of the fair value of the identifiable assets acquired and liabilities assumed for the Jos. A. Bank acquisition, including goodwill, are not yet final and are subject to revisions until management’s appraisals and estimates are finalized, which may result in adjustments to the preliminary values as reported for the retail reportable segment at August 2, 2014.

Goodwill is evaluated for impairment annually as of our fiscal year end.  A more frequent evaluation is performed if events or circumstances indicate that impairment could have occurred. Such events or circumstances could include, but are not limited to, new significant negative industry or economic trends, unanticipated changes in the competitive environment, decisions to significantly modify or dispose of operations and a significant sustained decline in the market price of our stock.  No additional impairment evaluation was considered necessary during the second quarter of fiscal 2014.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Intangible Assets

The gross carrying amount and accumulated amortization of our identifiable intangible assets are as follows (in thousands):

	August 2, 2014	August 3, 2013	February 1, 2014

Amortizable intangible assets:
Carrying amount:
Trademarks, tradenames, and other intangibles	$41,185	$14,423	$12,012
Customer relationships	87,376	31,244	33,602
Total carrying amount	128,561	45,667	45,614
Accumulated amortization:
Trademarks, tradenames, and other intangibles	(9,557)	(8,981)	(9,007)
Customer relationships	(12,588)	(7,886)	(9,895)
Total accumulated amortization	(22,145)	(16,867)	(18,902)
Total amortizable intangible assets, net	106,416	28,800	26,712
Indefinite-lived intangible assets:
Trademarks and tradenames	570,445	1,222	31,315
Total intangible assets, net	$676,861	$30,022	$58,027

The pretax amortization expense associated with intangible assets subject to amortization totaled $2.2 million and $0.8 million for the three months ended August 2, 2014 and August 3, 2013, respectively.  The pretax amortization expense associated with intangible assets subject to amortization totaled $3.0 million and $1.6 million for the six months ended August 2, 2014 and August 3, 2013, respectively.  Pretax amortization associated with intangible assets subject to amortization at August 2, 2014 is estimated to be $7.0 million for the remainder of fiscal year 2014, $13.9 million for each of the fiscal years 2015, 2016 and 2017 and $13.8 million for fiscal year 2018.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

For the periods presented, derivative financial instruments were the only assets and liabilities measured at fair value on a recurring basis and were immaterial.  These derivative financial instruments are recorded in the condensed consolidated balance sheets at fair value based upon observable market inputs, which we classify as a Level 2 input within the fair value hierarchy.

Assets and Liabilities that are Measured at Fair Value on a Non-Recurring Basis

Long-lived assets, such as property and equipment, goodwill and identifiable intangibles, are periodically evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If the asset carrying amount exceeds its fair value, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset.  The fair values of long-lived assets held-for-use are based on our own judgments about the assumptions that market participants would use in pricing the asset and on observable market data, when available.  We classify these measurements as Level 3 within the fair value hierarchy.  Impairment charges for long-lived assets are included within SG&A expenses in our condensed consolidated statement of earnings.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the second quarter of fiscal 2013, we recorded a goodwill impairment charge related to our K&G brand totaling $9.5 million, which reduced the K&G goodwill balance to zero.  We estimated the fair value of the K&G brand based on estimates provided to us by market participants, which we classified as Level 2 within the fair value hierarchy.

Fair Value of Financial Instruments

Our financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses and other current liabilities and long-term debt.  Management estimates that, as of August 2, 2014, August 3, 2013, and February 1, 2014, the carrying value of cash, accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their fair value due to the highly liquid or short-term nature of these instruments.

The fair values of our Term Loan and the term loan under the Previous Credit Agreement were valued based upon observable market data provided by a third party, which we classify as a Level 2 input within the fair value hierarchy.  The fair value of our Senior Notes is based on quoted prices in active markets, which we classify as a Level 1 input within the fair value hierarchy.  The table below shows the fair value and carrying value of our long-term debt (in thousands):

	August 2, 2014	February 1, 2014
Carrying value	$1,689,196	$97,500
Estimated fair value	1,717,131	97,500

13.  Derivative Financial Instruments

We are exposed to market risk associated with foreign currency exchange rate fluctuations as a result of our direct sourcing programs and our operations in foreign countries.  In connection with our direct sourcing programs, we may enter into merchandise purchase commitments that are denominated in a currency different from the functional currency of the operating entity.  Our risk management policy is to hedge a significant portion of forecasted merchandise purchases for our direct sourcing programs that bear foreign exchange risk using foreign exchange forward contracts.  We have not elected to apply hedge accounting to these transactions denominated in a foreign currency.  These foreign currency derivative financial instruments are recorded in the condensed consolidated balance sheet at fair value determined by comparing the cost of the foreign currency to be purchased under the contracts using the exchange rates obtained under the contracts (adjusted for forward points) to the hypothetical cost using the spot rate at period end.  For all periods presented, derivative asset and liability balances were immaterial.  We had no derivative financial instruments with credit-risk-related contingent features underlying the agreements as of August 2, 2014, August 3, 2013, or February 1, 2014, respectively.

For the three and six months ended August 2, 2014, we recognized a net pre-tax gain of $0.1 million and a net pre-tax loss of $0.6 million, respectively, in cost of sales in the condensed consolidated statement of earnings for our derivative financial instruments not designated as cash flow hedges.  For the three and six months ended August 3, 2013, we recognized net pre-tax gains of $0.5 million and $1.2 million, respectively, in cost of sales in the condensed consolidated statement of earnings for our derivative financial instruments not designated as cash flow hedges.

14.  Segment Reporting

Our operations are conducted in two reportable segments, retail and corporate apparel, based on the way we manage, evaluate and internally report our business activities.

The retail segment includes the results from our five retail merchandising brands: Men’s Wearhouse, Men’s Wearhouse and Tux, Jos. A. Bank, Moores Clothing for Men (“Moores”) and K&G.  These five brands are operating segments that have been aggregated into the retail reportable segment based on their similar economic characteristics, products, production processes, target customers and distribution methods.  MW Cleaners is also aggregated in the retail segment as these operations have not had a significant effect on our revenues or expenses.  Specialty apparel merchandise offered by our five retail merchandising concepts include suits, suit separates, sport coats, slacks, sportswear, outerwear, dress shirts, shoes and accessories for men.  Ladies’ career apparel, sportswear and accessories, including shoes, and children’s apparel is offered at most of our K&G stores.  Tuxedo rentals are offered at our Men’s Wearhouse, Men’s Wearhouse and Tux, Jos. A. Bank and Moores retail stores and ladies’ career apparel, sportswear and accessories, including shoes, and children’s apparel is offered at most of our K&G stores.

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

From June 18, 2014 through August 2, 2014, Jos. A. Bank generated net sales of $113.7 million.  Net sales by brand and reportable segment are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net sales:
MW (1)	$450,331	$426,597	$871,310	$828,432
Jos. A. Bank	113,692	—	113,692	—
Moores	78,076	74,544	130,578	128,315
K&G	86,218	84,860	178,639	182,200
MW Cleaners	8,105	7,439	15,852	14,674
Total retail segment	736,422	593,440	1,310,071	1,153,621

Twin Hill	11,132	9,977	19,376	17,936
Dimensions and Alexandra (UK)	55,524	43,838	104,105	92,234
Total corporate apparel segment	66,656	53,815	123,481	110,170

Total net sales	$803,078	$647,255	$1,433,552	$1,263,791

(1)  MW includes Men’s Wearhouse and Men’s Wearhouse and Tux stores.

The following table sets forth supplemental products and services sales information for us (in thousands):

	For the Three Months Ended		For the Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net sales:
Men’s tailored clothing product	$288,239	$226,479	$527,675	$461,323
Men’s non-tailored clothing product	221,407	164,305	392,513	331,078
Ladies’ clothing product	18,798	17,899	39,649	40,019
Other	2,284	—	3,915	—
Total retail clothing product	530,728	408,683	963,752	832,420

Tuxedo rental services	161,096	147,701	262,759	246,183

Alteration services	36,493	29,617	67,708	60,344
Retail dry cleaning services	8,105	7,439	15,852	14,674
Total alteration and other services	44,598	37,056	83,560	75,018

Corporate apparel clothing product	66,656	53,815	123,481	110,170

Total net sales	$803,078	$647,255	$1,433,552	$1,263,791

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Operating income by reportable segment and the reconciliation to earnings before income taxes is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Retail	$39,744	$65,088	$66,269	$116,558
Corporate apparel	2,960	1,700	3,716	2,783
Operating income	42,704	66,788	69,985	119,341
Interest income	119	181	180	302
Interest expense	(13,193)	(540)	(14,328)	(884)
Loss on extinguishment of debt	(2,158)	—	(2,158)	—
Earnings before income taxes	$27,472	$66,429	$53,679	$118,759

As a result of the Jos. A. Bank acquisition, total assets for our retail reportable segment have materially changed since February 1, 2014.  Total assets by reportable segment are as follows (in thousands):

	August 2, 2014	August 3, 2013	February 1, 2014
Segment assets:
Retail	$3,370,217	$1,184,257	$1,306,677
Corporate apparel	254,382	230,777	248,553
Total assets	$3,624,599	$1,414,534	$1,555,230

15.  Legal Matters

A former licensee of JA Apparel, Corp., a subsidiary of JA Holding (“JA Apparel”), initiated an arbitration proceeding against JA Apparel under license agreements which the former licensee terminated.  The former licensee alleges that JA Apparel breached the license agreements for the manufacture of certain Joseph Abboud® branded merchandise.  We do not believe that JA Apparel breached the license agreements and we believe that the former licensee wrongfully terminated the license agreements.  We intend to defend this matter vigorously.  The range of loss, if any, is not reasonably estimable at this time.  We do not believe, however, that it will have a material adverse effect on our financial position, results of operations or cash flows.

On August 29, 2012, Patrick Edward Camasta, individually and as the representative of a class of similarly situated persons, filed a putative class action Complaint against Jos. A. Bank in the Circuit Court of the Nineteenth Judicial Circuit, Lake County, Illinois (Case No. 12CH4405) alleging, among other things, that Jos. A. Bank’s pattern and practice of advertising its normal retail prices as temporary price reductions violate the Illinois Consumer Fraud and Deceptive Business Practices Act and the Illinois Uniform Deceptive Trade Practices Act.  The Complaint seeks, among other relief, certification of the case as a class action, actual and punitive damages, attorney fees and costs and injunctive relief.  After removal to the United States District Court for the Northern District of Illinois, Eastern Division (Case No. 12 CV 7782), upon the motion of Jos. A. Bank, the U.S. District Court dismissed the Complaint, without prejudice, and Camasta filed a First Amended Class Action Complaint in the same U.S. District Court making substantially the same allegations as in the original Complaint, which the Court dismissed, with prejudice.  Camasta appealed the dismissal to the U.S. Court of Appeals for the Seventh Circuit and, on August 1, 2014, the Court of Appeals affirmed the dismissal.

On July 30, 2013, Matthew B. Johnson, et al., on behalf of themselves and all Ohio residents similarly situated (the “Johnson Plaintiffs”), filed a putative class action Complaint against Jos. A. Bank in the U.S. District Court for the Southern District of Ohio, Eastern District (Case No. 2:13-cv-756).  The Complaint alleges, among other things, deceptive sales and marketing practices by Jos. A. Bank relating to its use of the words “free” and “regular price.”  The Complaint seeks, among other relief, class certification, compensatory damages, declaratory relief, injunctive relief and costs and disbursements (including attorneys’ fees).  Upon the motion of Jos. A. Bank, the U.S. District Court dismissed the Complaint, without prejudice, and the Johnson Plaintiffs filed a First Amended Class Action Complaint in the same U.S. District Court making substantially the same allegations as in the original Complaint.  On February 21, 2014, Jos. A. Bank filed a motion to dismiss and, on August 19, 2014, the Court dismissed the class claims and certain other breach of contract claims.  We intend to vigorously defend against the remaining claims.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In December 2013, Jos. A. Bank received a subpoena from the Ohio Attorney General requiring the production of certain information relating to its advertising and marketing practices.  Jos. A. Bank produced information in response to the subpoena, cooperated with further information requests and is having ongoing communications with the Ohio Attorney General’s office.

On July 9, 2014, David Lucas and Eric Salerno, on behalf of themselves and all California residents similarly situated, filed a putative class action Complaint against Jos. A. Bank in the U.S. District Court for Southern California (Case No. ‘14CV1631LAB JLB).  The Complaint alleges, among other things, that Jos. A. Bank violated the California Unfair Competition Law and the California Consumers Legal Remedies Act with its comparative price advertising, price discounts and free apparel promotions.  The Complaint seeks, among other relief, certification of the case as a class action, permanent injunction, actual and compensatory damages, restitution including disgorgement of profits and unjust enrichment, costs and attorney fees.  We intend to vigorously defend the case.

In addition, we are involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of our business.  Management does not believe that any of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

16.  Subsequent Event

Pursuant to the terms of the purchase agreement entered into in connection with our acquisition of Dimensions in 2010, we were granted the option to purchase the non-controlling interest holder’s 14% interest in our UK operations during fiscal 2014.  On August 29, 2014, we delivered the requisite notice of our intent to exercise such option.  The purchase is expected to be completed during the third quarter of fiscal 2014 for purchase consideration of approximately $7.0 million.

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

On June 18, 2014, we acquired all of the outstanding common stock of Jos. A. Bank, a men’s specialty apparel retailer, for $65.00 net per share in cash, or total consideration of approximately $1.8 billion.  The acquisition was funded primarily by a $1.1 billion term loan facility, the issuance of $600 million in unsecured senior notes and borrowings under an asset-based credit facility.  Borrowings under the ABL Facility were subsequently repaid in full promptly following the closing of the Jos. A. Bank acquisition using the cash acquired from Jos. A. Bank.

Based on the manner in which we manage, evaluate and internally report our operations, we determined that Jos. A. Bank is an operating segment that meets the criteria for aggregation into our retail reportable segment.

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

We conduct our retail segment as a specialty apparel retailer offering suits, suit separates, sport coats, slacks, sportswear, outerwear, dress shirts, shoes and accessories for men, and tuxedo rentals.  We offer our products and services through multiple brands and channels including The Men’s Wearhouse, Men’s Wearhouse and Tux, Jos. A. Bank, Moores Clothing for Men (“Moores”), K&G and the Internet at www.menswearhouse.com and www.josbank.com.  Our stores are located throughout the United States (“U.S.”) and Canada and carry a wide selection of exclusive and non-exclusive merchandise brands.  In addition, we offer our customers alteration services and most of our K&G stores offer ladies’ career apparel, sportswear, accessories and shoes and children’s apparel.  MW Cleaners is also aggregated in the retail segment, as these operations have not had a significant effect on our revenues or expenses.  MW Cleaners conducts retail dry cleaning, laundry and heirlooming operations in the Houston, Texas area.

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

Overview

Highlights of our performance for the quarter ended August 2, 2014, which includes the results of Jos. A. Bank from June 18, 2014, acquisition and integration costs, non-operating items and purchase accounting adjustments compared to the quarter ended August 3, 2013 are presented below, followed by a more comprehensive discussion under “Results of Operations”:

•                  Revenues for the second quarter of 2014 increased by $155.8 million or 24.1%, to $803.1 million compared to revenues of $647.3 million in the second quarter of 2013.

•                  Gross margin for the second quarter of 2014 increased by $49.7 million or 16.1%, to $358.5 million compared to $308.8 million in the second quarter of 2013.  Gross margin as a percentage of total net sales for the second quarter of 2014 was 44.6% compared to 47.7% for the second quarter of 2013.

•                  Selling, general and administrative (“SG&A”) expenses for the second quarter of 2014 increased by $83.3 million or 35.8% to $315.8 million compared to SG&A expenses of $232.5 million in the second quarter of 2013.  SG&A expenses as a percentage of total net sales for the second quarter of 2014 was 39.3% compared to 35.9% for the second quarter of 2013.

•                  Interest expense for the second quarter of 2014 increased by $12.7 million to $13.2 million compared to interest expense of $0.5 million in the second quarter of 2013.  Interest expense as a percentage of total net sales for the second quarter 2014 was 1.6% compared to 0.1% for the second quarter of 2013.

•                  Net earnings attributable to common shareholders for the second quarter of 2014 decreased by $30.7 million or 71.5%, to $12.3 million compared to $42.9 million for the second quarter of 2013.

•                  Diluted earnings per common share attributable to common shareholders decreased 70.6% to $0.25 per share for the second quarter of 2014 compared to $0.85 per share for the second quarter of fiscal 2013.

Highlights of our performance for the six months ended August 2, 2014, which includes the results of Jos. A. Bank from June 18, 2014, acquisition and integration costs, non-operating items and purchase accounting adjustments compared to the six months ended August 3, 2013 are presented below, followed by a more comprehensive discussion under “Results of Operations”:

•                  Revenues for the first six months of 2014 increased by $169.8 million or 13.4%, to $1,433.6 million compared to revenues of $1,263.8 million in the first six months of 2013.

•                  Gross margin for the first six months of 2014 increased by $55.2 million or 9.4%, to $641.9 million compared to $586.7 million in the first six months of 2013.  Gross margin as a percentage of total net sales for the first six months of 2014 was 44.8% compared to 46.4% for the first six months of 2013.

•                  SG&A expenses for the first six months of 2014 increased by $114.0 million or 24.9% to $571.9 million compared to SG&A expenses of $457.9 million in the first six months of 2013.  SG&A expenses as a percentage of total net sales for the first six months of 2014 was 39.9% compared to 36.2% for the first six months of 2013.

•                  Interest expense for the first six months of 2014 increased by $13.4 million to $14.3 million compared to interest expense of $0.9 million in the first six months of 2013.  Interest expense as a percentage of total net sales for the first six months of 2014 was 1.0% compared to 0.1% for the first six months of 2013.

•                  Net earnings attributable to common shareholders for the first six months of 2014 decreased by $47.3 million or 62.2%, to $28.7 million compared to $76.0 million for the first six months of 2013.

•                  Diluted earnings per common share attributable to common shareholders decreased 60.0% to $0.60 per share for the first six months of 2014 compared to $1.50 per share for the first six months of 2013.

•                  During the first six months of 2014, we paid cash dividends of $17.5 million.

Store data

The following table presents information with respect to retail apparel stores in operation during each of the respective fiscal periods:

	For the Three Months Ended		For the Six Months Ended		For the Year Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013	February 1, 2014

Stores open at beginning of period:	1,128	1,141	1,124	1,143	1,143
Opened	15	9	25	15	25
Acquired from Jos. A. Bank(1)	624	—	624	—	—
Closed	(11)	(13)	(17)	(21)	(44)
Stores open at end of period	1,756	1,137	1,756	1,137	1,124

Stores open at end of period:
Men’s Wearhouse	679	652	679	652	661
Jos. A. Bank(1)	629	—	629	—	—
Men’s Wearhouse and Tux	233	269	233	269	248
Moores	121	120	121	120	121
K&G	94	96	94	96	94
	1,756	1,137	1,756	1,137	1,124

(1)         Excludes 15 franchise stores.

During the first six months of 2014, we opened 20 stores (19 Men’s Wearhouse stores and one Moores store) and closed 17 stores (one Men’s Wearhouse store and one Moores store due to lease expiration and 15 Men’s Wearhouse and Tux stores: 11 due to lease expiration and four due to substandard performance).  Since June 18, 2014, we opened five Jos. A. Bank stores.

Seasonality

Our sales and net earnings are subject to seasonal fluctuations.  Our tuxedo rental revenues are heavily concentrated in the second and third quarters while the fourth quarter is considered the seasonal low point.  In addition, Jos. A. Bank has historically experienced increased customer traffic during the holiday season and its increased marketing efforts during the holiday season have historically resulted in sales and net earnings generated in the fourth quarter, which are significantly larger as compared to the other three quarters.  With respect to corporate apparel sales and operating results, seasonal fluctuations are not significant but customer decisions to rebrand or revise their corporate wear programs can cause significant variations in period results.  Because of these fluctuations in sales and net earnings, results for any quarter are not necessarily indicative of the results that may be achieved for the full year.

Results of Operations

For the Three Months Ended August 2, 2014 compared to the Three Months Ended August 3, 2013

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	For the Three Months Ended (1)
	August 2,	August 3,
	2014	2013
Net sales:
Retail clothing product	66.1%	63.1%
Tuxedo rental services	20.1	22.8
Alteration and other services	5.6	5.7
Total retail sales	91.7	91.7
Corporate apparel clothing product sales	8.3	8.3
Total net sales	100.0%	100.0%
Cost of sales (2):
Retail clothing product	45.9	43.5
Tuxedo rental services	16.3	15.3
Alteration and other services	73.8	78.1
Occupancy costs	13.0	12.3
Total retail cost of sales	54.0	50.9
Corporate apparel clothing product cost of sales	70.0	68.0
Total cost of sales	55.4	52.3
Gross margin (2):
Retail clothing product	54.1	56.5
Tuxedo rental services	83.7	84.7
Alteration and other services	26.2	21.9
Occupancy costs	(13.0)	(12.3)
Total retail gross margin	46.0	49.1
Corporate apparel clothing product gross margin	30.0	32.0
Total gross margin	44.6	47.7
Selling, general and administrative expenses	39.3	35.9
Goodwill impairment charge	—	1.5
Operating income	5.3	10.3
Interest income	0.0	0.0
Interest expense	(1.6)	(0.1)
Loss on extinguishment of debt	(0.3)	—
Earnings before income taxes	3.4	10.3
Provision for income taxes	1.9	3.6
Net earnings including non-controlling interest	1.5	6.6
Net earnings attributable to non-controlling interest	0.0	0.0
Net earnings attributable to common shareholders	1.5%	6.6%

(1)       Percentage line items may not sum to totals due to the effect of rounding.

(2)       Calculated as a percentage of related sales.

Total net sales increased $155.8 million or 24.1%, to $803.1 million for the second quarter of 2014 as compared to the second quarter of 2013.

Total retail sales increased $143.0 million or 24.1%, to $736.4 million for the second quarter of 2014 as compared to the second quarter of 2013 due mainly to $113.7 million of net sales from Jos. A. Bank since the date of acquisition as well as a $17.9 million increase in retail clothing product revenues and an $11.0 million increase in tuxedo rental services revenues from our other brands.  The net increase in total retail sales is attributable to the following:

(in millions)	Amount Attributed to
$113.7	Increase in net sales from Jos. A. Bank since date of acquisition.
17.3	4.4% increase in comparable sales at Men’s Wearhouse/Men’s Wearhouse and Tux.
6.9	10.2% increase in comparable sales at Moores.
4.4	5.6% increase in comparable sales at K&G.
5.1	Increase from net sales of stores opened in 2013, relocated stores and expanded stores not yet included in comparable sales. (1)
4.3	Increase in net sales from 20 new stores opened in 2014. (1)
(7.0)	Decrease in net sales resulting from closed stores. (1)
(1.7)	Other. (1)
$143.0	Increase in total retail sales.

(1)       Excludes Jos. A. Bank.

Comparable sales for Men’s Wearhouse/Men’s Wearhouse and Tux, Moores and K&G exclude the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period and include e-commerce net sales.  The inclusion of e-commerce net sales did not have a significant effect on comparable sales.

The increase in comparable sales at Men’s Wearhouse/Men’s Wearhouse and Tux resulted from increased average transactions per store for clothing product that more than offset decreases in average unit retails (net selling prices).  The increase at Moores resulted from increased units sold per transaction, average unit retails and average transactions per store.  The increase at K&G resulted from increased units sold per transaction and average transactions per store that more than offset a decrease in average unit retails.  In addition, tuxedo rental service revenues, excluding the impact of Jos. A. Bank, increased due to both an increase in units rented and rental rates.  At Men’s Wearhouse/Men’s Wearhouse and Tux, tuxedo rental service comparable sales increased 9.1%.

Total corporate apparel clothing product sales increased $12.8 million to $66.7 million for the second quarter of 2014 as compared to second quarter of 2013.  UK corporate apparel sales increased $11.7 million due to the impact of a stronger pound Sterling this year compared to last year as well as an increase in sales from existing customer programs.  U.S. corporate apparel sales increased $1.2 million due primarily to increased sales from existing customer programs.

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

Our total gross margin increased $49.7 million or 16.1%, to $358.5 million in the second quarter of 2014 as compared to the second quarter of 2013.  Total retail segment gross margin increased $47.0 million or 16.1% from the same prior year quarter to $338.5 million in the second quarter of 2014.  The dollar increase in gross margin was primarily driven $31.9 million of gross margin generated by Jos. A. Bank as well as by higher sales from our other brands.  As a result of the purchase price allocation for the Jos. A. Bank acquisition, a preliminary purchase accounting adjustment of $39.8 million was recorded for the step up of inventory to its fair value.  During the second quarter of 2014, $5.8 million of the inventory valuation step up was recognized and negatively impacted gross margin results.  We expect substantially all of the remaining $34.0 million to be charged to cost of sales over the next six months.

For the retail segment, total gross margin as a percentage of related sales decreased from 49.1% in the second quarter of 2013 to 46.0% in the second quarter of 2014 driven primarily by lower gross margin as a percentage of sales for Jos. A. Bank, which includes the recognition of a portion of the inventory step up at Jos. A. Bank, a slight decrease in retail clothing product gross margin rate at our other brands primarily due to promotional events and a decrease in the tuxedo rental services gross margin rate due primarily to increased royalty expenses.

Occupancy costs increased $22.6 million primarily due to Jos. A. Bank occupancy costs.  Occupancy costs as a percentage of retail sales, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, increased from 12.3% to 13.0% for the second quarter of 2014 compared to the second quarter of 2013, primarily due to the impact of Jos A. Bank’s occupancy costs, which are higher as a percentage of sales than our other brands.

Corporate apparel gross margin increased $2.8 million or 16.2% in the second quarter of 2014.  For the corporate apparel segment, total gross margin as a percentage of related sales decreased from 32.0% in the second quarter of 2013 to 30.0% in the second quarter of 2014 primarily due to changes in the sales mix at both our U.K. and U.S. operations.

SG&A expenses increased to $315.8 million in the second quarter of 2014 from $232.5 million in the second quarter of 2013, an increase of $83.3 million or 35.8%.  The dollar increase in SG&A expenses was primarily driven by $42.9 million in acquisition and integration costs primarily related to Jos. A. Bank and $38.4 million of Jos. A. Bank SG&A operating expenses, which includes amortization of intangible assets recorded in connection with the Jos. A. Bank acquisition.  As a percentage of total net sales, these expenses increased from 35.9% in the second quarter of 2013 to 39.3% in the second quarter of 2014.  The components of this 3.4% net increase in SG&A expenses as a percentage of total net sales and the related absolute dollar changes were as follows:

%	Attributed to
0.9

Increase in advertising expense as a percentage of sales from 3.8% in the second quarter of 2013 to 4.7% in the second quarter of 2014. On an absolute dollar basis, advertising expense increased $13.7 million, primarily due to Jos. A. Bank advertising costs as well as advertising expense related to the ongoing rollout of Joseph Abboud® merchandise.

(0.3)

Decrease in store salaries as a percentage of sales from 12.2% in the second quarter of 2013 to 11.9% in the second quarter of 2014. Store salaries on an absolute dollar basis increased $16.1 million primarily due to the impact of Jos. A. Bank store salaries.

4.9

Increase in acquisition, integration and non-operating costs as a percentage of sales from 0.4% in the second quarter of 2013 to 5.3% in the second quarter of 2014. For the second quarter of 2014 these costs totaled $42.9 million, related primarily to Jos. A. Bank acquisition and integration costs. For the second quarter of 2013 such costs totaled $2.9 million, related primarily to JA Holding acquisition costs and separation costs related to a former executive.

0.2

Increase in amortization of intangible assets as a percentage of sales from 0.1% in the second quarter of 2013 to 0.3% in the second quarter of 2014. Amortization of intangible assets on an absolute dollar basis increased $1.4 million primarily due to intangible assets recorded in connection with the Jos. A. Bank acquisition.

(2.3)

Decrease in other SG&A expenses as a percentage of sales from 19.4% in the second quarter of 2013 to 17.1% in the second quarter of 2014. On an absolute dollar basis, other SG&A expenses increased $12.1 million primarily due to the inclusion of Jos. A. Bank’s other SG&A expenses.

3.4%	Total

In the retail segment, SG&A expenses as a percentage of related net sales increased from 36.6% in the second quarter of 2013 to 40.6% in the second quarter of 2014.  On an absolute dollar basis, retail segment SG&A expenses increased $81.8 million primarily due to higher advertising expense, acquisition and integration costs related to Jos. A. Bank and operating expenses for Jos. A. Bank, which includes amortization of intangible assets recorded in connection with the Jos. A. Bank acquisition.

In the corporate apparel segment, SG&A expenses as a percentage of related net sales decreased from 28.9% in the second quarter of 2013 to 25.6% in the second quarter of 2014.  On an absolute dollar basis, corporate apparel segment SG&A expenses increased $1.5 million primarily due to higher UK operating expenses driven by the impact of foreign currency.

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

Interest expense increased to $13.2 million in the second quarter of 2014, from $0.5 million in the second quarter of 2013 due to interest incurred on borrowings entered into in connection with the Jos. A. Bank transaction.  In addition, as a result of the termination of our Previous Credit Agreement, we recorded a loss on extinguishment of debt totaling $2.2 million consisting of the elimination of unamortized deferred financing costs.

Our effective income tax rate increased from 35.3% for the second quarter of 2013 to 55.0% for the second quarter of 2014 primarily because certain Jos. A. Bank transaction costs may not be deductible.

These factors resulted in net earnings attributable to common shareholders of $12.3 million or 1.5% of net sales for the second quarter of 2014, compared with net earnings of $42.9 million or 6.6% of net sales for the second quarter of 2013.

For the Six Months Ended August 2, 2014 compared to the Six Months Ended August 3, 2013

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	For the Six Months Ended (1)
	August 2,	August 3,
	2014	2013
Net sales:
Retail clothing product	67.2%	65.9%
Tuxedo rental services	18.3	19.5
Alteration and other services	5.8	5.9
Total retail sales	91.4	91.3
Corporate apparel clothing product sales	8.6	8.7
Total net sales	100.0%	100.0%
Cost of sales (2):
Retail clothing product	45.1	43.6
Tuxedo rental services	15.8	15.1
Alteration and other services	72.6	76.4
Occupancy costs	12.8	12.5
Total retail cost of sales	53.8	52.1
Corporate apparel clothing product cost of sales	70.0	68.6
Total cost of sales	55.2	53.6
Gross margin (2):
Retail clothing product	54.9	56.4
Tuxedo rental services	84.2	84.9
Alteration and other services	27.5	23.6
Occupancy costs	(12.8)	(12.5)
Total retail gross margin	46.2	47.9
Corporate apparel clothing product gross margin	30.0	31.4
Total gross margin	44.8	46.4
Selling, general and administrative expenses	39.9	36.2
Goodwill impairment charge	—	0.8
Operating income	4.9	9.4
Interest income	0.0	0.0
Interest expense	(1.0)	(0.1)
Loss on extinguishment of debt	(0.2)	—
Earnings before income taxes	3.7	9.4
Provision for income taxes	1.7	3.4
Net earnings including non-controlling interest	2.0	6.0
Net (earnings) loss attributable to non-controlling interest	(0.0)	0.0
Net earnings attributable to common shareholders	2.0%	6.0%

(1)       Percentage line items may not sum to totals due to the effect of rounding.

(2)       Calculated as a percentage of related sales.

Total net sales increased $169.8 million or 13.4%, to $1,433.6 million for the first six months of 2014 as compared to the first six months of 2013.

Total retail sales increased $156.5 million or 13.6%, to $1,310.1 million for the first six months of 2014 as compared to the first six months of 2013 due mainly to $113.7 million of net sales from Jos. A. Bank since the date of acquisition as well as a $27.2 million increase in retail clothing product revenues and a $14.1 million increase in tuxedo rental services revenues from our other brands.  The net increase in total retail sales is attributable to the following:

(in millions)	Amount Attributed to
$113.7	Increase in net sales from Jos. A. Bank since date of acquisition.
28.0	3.6% increase in comparable sales at Men’s Wearhouse/Men’s Wearhouse and Tux.
9.7	8.4% increase in comparable sales at Moores.
3.3	2.0% increase in comparable sales at K&G.
13.0	Increase from net sales of stores opened in 2013, relocated stores and expanded stores not yet included in comparable sales.(1)
6.1	Increase in net sales from 20 new stores opened in 2014.(1)
(14.1)	Decrease in net sales resulting from closed stores.(1)
(3.2)	Other.(1)
$156.5	Increase in total retail sales.

(1)       Excludes Jos. A. Bank.

Comparable sales for Men’s Wearhouse/Men’s Wearhouse and Tux, Moores and K&G exclude the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period and include e-commerce net sales.  The inclusion of e-commerce net sales did not have a significant effect on comparable sales.

The increase in comparable sales at Men’s Wearhouse/Men’s Wearhouse and Tux resulted from increased average transactions per store for clothing product that more than offset decreases in average unit retails (net selling prices).  The increase at Moores resulted from increased units sold per transaction and average transactions per store while average unit retails were flat.  The increase at K&G was driven by increased units sold per transaction that more than offset a decrease in average unit retails.  In addition, tuxedo rental service revenues, excluding the impact of Jos. A. Bank, increased due to both an increase in units rented and rental rates.  At Men’s Wearhouse/Men’s Wearhouse and Tux, tuxedo rental service comparable sales increased 7.0%.

Total corporate apparel clothing product sales increased $13.3 million, to $123.5 million for the first six months of 2014 as compared to 2013.  UK corporate apparel sales increased $11.9 million due mainly to the impact of a stronger pound Sterling this year compared to last year as well as a slight increase in sales from existing customer programs.  U.S. corporate apparel sales increased $1.4 million due primarily to increased sales from existing customer programs.

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

Our total gross margin increased $55.2 million or 9.4%, to $641.9 million for the first six months of 2014 as compared to 2013.  Total retail segment gross margin increased $52.7 million or 9.6% from the same period last year to $604.8 million in the first six months of 2014.  The dollar increase in gross margin was primarily driven by $31.9 million of gross margin generated by Jos. A. Bank as well as by higher sales from our other brands.  The gross margin attributable to Jos. A. Bank was impacted by a $5.8 million preliminary purchase accounting adjustment related to the step up of inventory to its fair value.

For the retail segment, total gross margin as a percentage of related sales decreased from 47.9% in the first six months of 2013 to 46.2% in the first six months of 2014 driven primarily by lower gross margin as a percentage of sales for Jos. A. Bank, which includes the recognition of a portion of the inventory step up at Jos. A. Bank, a slight decrease in retail clothing product gross margin rate at our other brands primarily due to promotional events and a decrease in the tuxedo rental services gross margin rate due primarily to increased royalty expenses.

Occupancy costs increased $24.2 million primarily due to Jos. A. Bank occupancy costs.  Occupancy costs as a percentage of retail sales, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, increased from 12.5% to 12.8% for the first six months of 2014 compared to the first six months of 2013, primarily due to the impact of Jos A. Bank’s occupancy costs, which are higher as a percentage of sales than our other brands.

Corporate apparel gross margin increased $2.5 million or 7.1% for the first six months of 2014.  For the corporate apparel segment, total gross margin as a percentage of related sales decreased from 31.4% in the first six months of 2013 to 30.0% in the first six months of 2014 primarily due to changes in the sales mix at our U.S. operations.

SG&A expenses increased to $571.9 million in the first six months of 2014 from $457.9 million in the first six months of 2013, an increase of $114.0 million or 24.9%.  The dollar increase in SG&A expenses was primarily driven by $69.4 million in acquisition and integration costs primarily related to Jos. A. Bank and cost reduction initiatives, as well as $38.4 million of Jos. A. Bank SG&A operating expenses, which includes amortization of intangible assets recorded in connection with the Jos. A. Bank acquisition.  As a percentage of total net sales, these expenses increased from 36.2% in the first six months of 2013 to 39.9% in the first six months of 2014.  The components of this 3.7% net increase in SG&A expenses as a percentage of total net sales and the related absolute dollar changes were as follows:

%	Attributed to
1.1

Increase in advertising expense as a percentage of sales from 3.6% in the first six months of 2013 to 4.7% in the first six months of 2014. On an absolute dollar basis, advertising expense increased $21.0 million primarily due to the ongoing rollout of Joseph Abboud® merchandise as well as Jos. A. Bank advertising costs.

(0.4)

Decrease in store salaries as a percentage of sales from 12.5% in the first six months of 2013 to 12.1% in the first six months of 2014. Store salaries on an absolute dollar basis increased $16.4 million primarily due to the impact of Jos. A. Bank store salaries.

4.6

Increase in acquisition, integration and non-operating costs as a percentage of sales from 0.2% in the first six months of 2013 to 4.8% in the first six months of 2014. For the first six months of 2014 these costs totaled $69.4 million, primarily related to Jos. A. Bank acquisition and integration costs and cost reduction initiatives. For the first six months of 2013 such costs totaled $2.9 million, related primarily to JA Holding acquisition costs and separation costs related to a former executive.

0.1

Increase in amortization of intangible assets as a percentage of sales from 0.1% in the first six months of 2013 to 0.2% in the first six months of 2014. Amortization of intangible assets on an absolute dollar basis increased $1.4 million primarily due to intangible assets recorded in connection with the Jos. A. Bank acquisition.

(1.7)

Decrease in other SG&A expenses as a percentage of sales from 19.8% in the first six months of 2013 to 18.1% in the first six months of 2014. On an absolute dollar basis, other SG&A expenses increased $8.7 million primarily due to the inclusion of Jos. A. Bank’s other SG&A expenses partially offset by decreases in employee related and non-store payroll costs.

3.7%	Total

In the retail segment, SG&A expenses as a percentage of related net sales increased from 36.9% in the first six months of 2013 to 41.1% in the first six months of 2014.  On an absolute dollar basis, retail segment SG&A expenses increased $112.5 million primarily due to higher advertising expense, cost reduction initiatives, acquisition and integration costs related to Jos. A. Bank and operating expenses for Jos. A. Bank, which includes amortization of intangible assets recorded in connection with the Jos. A. Bank acquisition.

In the corporate apparel segment, SG&A expenses as a percentage of related net sales decreased from 28.9% in the first six months of 2013 to 27.0% in the first six months of 2014.  On an absolute dollar basis, corporate apparel segment SG&A expenses increased $1.5 million primarily due to higher UK operating expenses driven by the impact of foreign currency.

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

Interest expense increased to $14.3 million in the first six months of 2014 from $0.9 million in the first six months of 2013 due to interest incurred on borrowings entered into in connection with the Jos. A. Bank transaction.  In addition, as a result of the termination of our Previous Credit Agreement, we recorded a loss on extinguishment of debt totaling $2.2 million consisting of the elimination of unamortized deferred financing costs.

Our effective income tax rate increased from 36.1% for the first six months of 2013 to 46.3% for the first six months of 2014 primarily because certain Jos. A. Bank transaction costs may not be deductible.

These factors resulted in net earnings attributable to common shareholders of $28.7 million or 2.0% of net sales for the first six months of 2014, compared with net earnings of $76.0 million or 6.0% of net sales for the first six months of 2013.

Liquidity and Capital Resources

At August 2, 2014, August 3, 2013 and February 1, 2014, cash and cash equivalents totaled $67.2 million, $32.5 million and $59.3 million, respectively, and working capital of $805.5 million, $447.6 million and $479.8 million, respectively.  The increase in working capital of $325.6 million at August 2, 2014 compared to February 1, 2014 is due mainly to the acquisition of Jos. A. Bank.  Our primary sources of working capital are cash flows from operations and available borrowings under our new financing arrangements, as described below.

On June 18, 2014, we entered into a term loan credit agreement, which provides for a senior secured term loan in the aggregate principal amount of $1.1 billion (the “Term Loan”), and a $500.0 million asset-based revolving credit agreement (the “ABL Facility”, and together with the Term Loan, the “New Credit Facilities”) with certain of our U.S. subsidiaries and Moores the Suit People Inc., one of our Canadian subsidiaries, as co-borrowers.  In addition, we issued $600.0 million in aggregate principal amount of 7.00% Senior Notes due 2022 (the “Senior Notes”).

We used the net proceeds from the Term Loan, the offering of the Senior Notes and the net proceeds from $340.0 million drawn on the ABL Facility to pay the approximately $1.8 billion purchase price for the acquisition of Jos. A. Bank and to repay all our obligations under our Third Amended and Restated Credit Agreement, dated as of April 12, 2013 (as amended from time to time prior to the date hereof, the “Previous Credit Agreement”), including $95.0 million outstanding under our previous term loan as well as settlement of the interest rate swap associated with such term loan.  The loans under the ABL Facility were subsequently repaid in full promptly following the closing of the Jos. A. Bank acquisition using the cash acquired from Jos. A. Bank.

New Credit Facilities

The Term Loan is guaranteed, jointly and severally, by certain of our U.S. subsidiaries.  The interest rate on the Term Loan is based on monthly LIBOR, subject to a LIBOR floor of 1% per annum, plus the applicable margin which is currently 3.50%, resulting in a total interest rate of 4.50%.  The Term Loan will mature on June 18, 2021.

The ABL Facility provides for a senior secured revolving credit facility of $500.0 million, with possible future increases to $650.0 million under an expansion feature, which matures on June 18, 2019 and is guaranteed, jointly and severally, by certain of our U.S. subsidiaries. The ABL Facility has several borrowing and interest rate options including the following indices:  (i) adjusted LIBO rate, (ii) CDOR rate, (iii) Canadian prime rate or (iv) alternate base rate (equal to the greater of the prime rate, the federal funds effective rate plus 0.5% or the adjusted LIBO rate for a one-month period plus 1.0%).  Advances under the ABL Facility bear interest at a rate per annum using the applicable indices plus a varying interest rate margin of up to 2.00%.  The ABL Facility also provides for fees applicable to amounts available to be drawn under outstanding letters of credit which range from 1.50% to 2.00%, and a fee on unused commitments which ranges from 0.25% to 0.375%.

The New Credit Facilities contain customary non-financial covenants and the respective obligations under the New Credit Facilities are secured on a senior basis by a first priority lien on substantially all of the assets of the Company, certain of its U.S. subsidiaries and, in the case of the ABL Facility, Moores The Suit People Inc. The New Credit Facilities and the related guarantees and security interests granted thereunder are senior secured obligations of, and will rank equally with all present and future senior indebtedness of, the Company, the co-borrowers and the respective guarantors.  The New Credit Facilities contain customary non-financial covenants, with respect to which we were in compliance as of August 2, 2014.

We utilize letters of credit primarily to secure inventory purchases and as collateral for workers compensation claims.  Except for letters of credit totaling approximately $20.7 million issued and outstanding, no amounts were drawn on the ABL Facility as of August 2, 2014.

Senior Notes

The indenture governing the Senior Notes contains customary restrictive covenants and the Senior Notes are guaranteed, jointly and severally, on an unsecured basis by certain of our U.S. subsidiaries.  The Senior Notes and the related guarantees are senior unsecured obligations of the Company and the guarantors, respectively, and will rank equally with all of the Company’s and each guarantor’s present and future senior indebtedness.  The Senior Notes will mature on July 1, 2022.  Interest on the Senior Notes will be payable on January 1 and July 1 of each year, beginning on January 1, 2015.

We may redeem some or all of the Senior Notes at any time on or after July 1, 2017 at the redemption prices set forth in the indenture governing the Senior Notes.  At any time prior to July 1, 2017, we will have the option to redeem some or all of the Senior Notes at a redemption price of 100% of the principal amount of the Senior Notes to be redeemed, plus a “make-whole” premium and accrued and unpaid interest, if any, to the date of redemption.  We may also redeem up to a maximum of 35% of the original aggregate principal amount of the Senior Notes with the proceeds of certain equity offerings prior to July 1, 2017 at a redemption price of 107% of the principal amount of the Senior Notes plus accrued and unpaid interest, if any.  Upon the occurrence of certain specific changes of control, we may be required to offer to purchase the Senior Notes at 101% of their aggregate principal amount plus accrued and unpaid interest thereon to the date of purchase.

We have also entered into a registration rights agreement regarding the Senior Notes pursuant to which we agreed, among other things, to exchange the Senior Notes for substantially identical notes registered under the Securities Act of 1933, as amended, on or before the 390th day after the issuance of the Senior Notes.

Cash flow activities

Operating activities — Our primary source of operating cash flow is from sales to our customers.  Our primary uses of cash include clothing product inventory and tuxedo rental product purchases, personnel related expenses, occupancy costs, advertising costs and income tax payments and in 2014, acquisition and integration costs for Jos. A. Bank.  Our operating activities provided net cash of $13.9 million in the first six months of 2014, due mainly to net earnings, adjusted for non-cash charges and an increase in accounts payable, accrued expenses and other current liabilities offset by increases in inventories, tuxedo rental product and accounts receivable.

•                  The increase in accounts payable, accrued expenses and other current liabilities was primarily due to the timing of vendor payments for inventory and tuxedo product purchases and the seasonal increase in tuxedo rental deposits.

•                  Inventories increased primarily due to our usual inventory replenishment following the holiday shopping season as well as the impact of Jos. A. Bank stores since the date of acquisition and customer rollouts of corporate apparel uniform programs scheduled for the second half of 2014.

•                  Tuxedo rental product increased from purchases of replenishment product to support the continued growth of our tuxedo rental business.

•                  The increase in accounts receivable is primarily due to higher credit card receivables as a result of increased sales.

During the first six months of 2013, our operating activities provided net cash of $101.2 million, due mainly to net earnings, adjusted for non-cash charges, an increase in accounts payable, accrued expenses and other current liabilities and decreases in accounts receivable and other assets, offset by increases in inventories and tuxedo rental product.

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

Investing activities — Our cash outflows from investing activities are primarily for capital expenditures and in 2014, the acquisition of Jos. A. Bank.  During the first six months of 2014 and 2013, our investing activities used net cash of $1,532.2 million and $52.1 million, respectively.  The increase in cash used in investing activities was primarily driven by the acquisition of Jos. A. Bank for approximately $1.8 billion less $328.9 million in cash acquired.  Our capital expenditures relate to costs incurred for stores opened, remodeled or relocated during the period or under construction at the end of the period, office and distribution facility additions and infrastructure technology investments.

Financing activities — During the first six months of 2014, our financing activities provided cash of $1,525.8 million compared to cash used in financing activities for the first six months of 2013 of $169.6 million.  The net change of $1,695.4 million was primarily driven by borrowings on our Term Loan and the issuance of the Senior Notes.  Our cash outflows from financing activities consist primarily of repayment of borrowings under our ABL Facility and previous term loan, payment of deferred financing costs related to our New Credit Facilities and cash dividend payments and, in 2013, repurchases of common stock, while cash inflows from financing activities consist primarily of proceeds from the issuance of debt and common stock.

Dividends — Cash dividends paid were approximately $17.5 million and $18.4 million for the first six months of 2014 and 2013, respectively.  During the quarters ended August 2, 2014 and August 3, 2013, we declared quarterly dividends of $0.18 per share.

Future sources and uses of cash

Our primary uses of cash are to finance working capital requirements of our operations and to repay our indebtedness.  In addition, we will use cash to fund capital expenditures, income taxes, dividend payments, operating leases and various other commitments and obligations, as they arise.

Capital expenditures are anticipated to be in the range of $95.0 to $105.0 million for 2014.  This amount includes the anticipated costs of opening approximately 40 to 44 new Men’s Wearhouse stores, 10 to 15 new Jos. A. Bank stores and four new Moores stores and to expand and/or relocate approximately 18 existing Men’s Wearhouse stores and two existing Moores stores.  The balance of the capital expenditures for 2014 will be used for telecommunications, point-of-sale and other computer equipment and systems, store relocations, remodeling and expansion, distribution and office facilities and investment in other corporate assets.  The actual amount of future capital expenditures will depend in part on the number of new stores opened and the terms on which new stores are leased, as well as on industry trends consistent with our anticipated operating plans.

Additionally, market conditions may produce attractive opportunities for us to make acquisitions.  Any such acquisitions may be undertaken as an alternative to opening new stores.  We may use cash on hand, together with cash flow from operations, borrowings under our New Credit Facilities and issuances of debt or equity securities, to take advantage of any acquisition opportunities.

Current domestic and global economic conditions, including high unemployment levels, reduced public sector spending and constrained credit markets, could negatively affect our future operating results as well as our existing cash and cash equivalents balances.  In addition, conditions in the financial markets could limit our access to additional capital resources, if needed, and could increase associated costs.  We believe based on our current business plan, that our existing cash and cash flows from operations and availability under our ABL Facility will be sufficient to fund our integration costs associated with Jos. A. Bank, planned store openings, relocations and remodels, other capital expenditures and operating cash requirements.

Contractual Obligations

Our contractual obligations reflected in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014 have materially changed as a result of the acquisition of Jos. A. Bank.  Our contractual obligations increased for principal and interest payments on the new debt issued in connection with financing the acquisition.  Our balance of total long-term debt (including interest) increased to $2,371.7 million as of August 2, 2014 as compared to $107.5 million as of February 1, 2014.  In addition, as a result of the Jos. A. Bank acquisition, our contractual obligations related to operating lease payments have also increased.  Such future lease commitments for Jos. A. Bank totaled approximately $457.0 million as of August 2, 2014.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires the appropriate application of accounting policies in accordance with generally accepted accounting principles.  In many instances, this also requires management to make estimates and assumptions about future events that affect the amounts and disclosures included in our financial statements.  We base our estimates on historical experience and various assumptions that we believe are reasonable under our current business model.  However, because future events and conditions and their effects cannot be determined with certainty, actual results will differ from our estimates and such differences could be material to our financial statements.  There have been no significant changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014, except as discussed below.

Business Combinations-Purchase Price Allocation - For the Jos. A. Bank transaction, we allocated the purchase price to the various tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values.  Determining the fair value of certain assets and liabilities acquired is subjective in nature and often involves the use of significant estimates and assumptions, which are inherently uncertain.  Many of the estimates and assumptions used to determine fair values, such as those used for intangible assets are made based on forecasted information and discount rates.  To assist in the purchase price allocation process, as well as the estimate of remaining useful lives of acquired assets, we engaged a third-party appraisal firm.  In addition, the judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations.

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

As the foreign exchange forward contracts are with financial institutions, we are exposed to credit risk in the event of nonperformance by these parties but due to the creditworthiness of these major financial institutions, full performance is anticipated.

In conjunction with the Jos. A. Bank acquisition, we entered into new financing arrangements and repaid amounts existing under our Previous Credit Agreement.  Refer to Note 4 of Notes to Condensed Consolidated Financial Statements.  Borrowings under our New Credit Facilities generally bear interest at a rate based on LIBOR plus an applicable margin.  As such, our New Credit Facilities expose us to market risk for changes in interest rates.  As of August 2, 2014, approximately 35% of our total debt was at a fixed rate, with the remainder at variable rates.  However, certain terms of our Term Loan limit our exposure to short-term interest rate fluctuations, specifically the existence of a LIBOR floor of 1% per annum.  As current monthly LIBOR rates are significantly below the LIBOR floor of 1% per annum, the Term Loan effectively has a fixed interest rate unless monthly LIBOR rates were to increase above the floor of 1%.  As such, as of August 2, 2014, the effect of a 75 basis point change in current monthly LIBOR rates would not impact the interest expense on our Term Loan.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended August 2, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

On August 6, 2013, we acquired JA Holding.  We excluded the operations of JA Holding from the scope of our Sarbanes-Oxley Section 404 report on internal controls over financial reporting for the year ended February 1, 2014.  We are in the process of implementing our internal control structure over the acquired operations and expect that this effort will be completed in fiscal 2014.

On June 18, 2014, we acquired Jos. A. Bank.  As permitted by SEC guidance for newly acquired businesses, we intend to exclude the operations of Jos. A. Bank from the scope of our Sarbanes-Oxley Section 404 report on internal controls over financial reporting for the year ended January 31, 2015.  We are in the process of implementing our internal control structure over the acquired Jos. A. Bank operations and expect that this effort will be completed in fiscal 2015.

PART II.  OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

A former licensee of JA Apparel, Corp., a subsidiary of JA Holding (“JA Apparel”), initiated an arbitration proceeding against JA Apparel under license agreements which the former licensee terminated.  The former licensee alleges that JA Apparel breached the license agreements for the manufacture of certain Joseph Abboud® branded merchandise.  We do not believe that JA Apparel breached the license agreements and we believe that the former licensee wrongfully terminated the license agreements.  We intend to defend this matter vigorously.  The range of loss, if any, is not reasonably estimable at this time.  We do not believe, however, that it will have a material adverse effect on our financial position, results of operations or cash flows.

On August 29, 2012, Patrick Edward Camasta, individually and as the representative of a class of similarly situated persons, filed a putative class action Complaint against Jos. A. Bank in the Circuit Court of the Nineteenth Judicial Circuit, Lake County, Illinois (Case No. 12CH4405) alleging, among other things, that Jos. A. Bank’s pattern and practice of advertising its normal retail prices as temporary price reductions violate the Illinois Consumer Fraud and Deceptive Business Practices Act and the Illinois Uniform Deceptive Trade Practices Act.  The Complaint seeks, among other relief, certification of the case as a class action, actual and punitive damages, attorney fees and costs and injunctive relief.  After removal to the United States District Court for the Northern District of Illinois, Eastern Division (Case No. 12 CV 7782), upon the motion of Jos. A. Bank, the U.S. District Court dismissed the Complaint, without prejudice, and Camasta filed a First Amended Class Action Complaint in the same U.S. District Court making substantially the same allegations as in the original Complaint, which the Court dismissed, with prejudice.  Camasta appealed the dismissal to the U.S. Court of Appeals for the Seventh Circuit and, on August 1, 2014, the Court of Appeals affirmed the dismissal.

On July 30, 2013, Matthew B. Johnson, et al., on behalf of themselves and all Ohio residents similarly situated (the “Johnson Plaintiffs”), filed a putative class action Complaint against Jos. A. Bank in the U.S. District Court for the Southern District of Ohio, Eastern District (Case No. 2:13-cv-756).  The Complaint alleges, among other things, deceptive sales and marketing practices by Jos. A. Bank relating to its use of the words “free” and “regular price.”  The Complaint seeks, among other relief, class certification, compensatory damages, declaratory relief, injunctive relief and costs and disbursements (including attorneys’ fees).  Upon the motion of Jos. A. Bank, the U.S. District Court dismissed the Complaint, without prejudice, and the Johnson Plaintiffs filed a First Amended Class Action Complaint in the same U.S. District Court making substantially the same allegations as in the original Complaint.  On February 21, 2014, Jos. A. Bank filed a motion to dismiss and, on August 19, 2014, the Court dismissed the class claims and certain other breach of contract claims.  We intend to vigorously defend against the remaining claims.

In December 2013, Jos. A. Bank received a subpoena from the Ohio Attorney General requiring the production of certain information relating to its advertising and marketing practices.  Jos. A. Bank produced information in response to the subpoena, cooperated with further information requests and is having ongoing communications with the Ohio Attorney General’s office.

On July 9, 2014, David Lucas and Eric Salerno, on behalf of themselves and all California residents similarly situated, filed a putative class action Complaint against Jos. A. Bank in the U.S. District Court for Southern California (Case No. ‘14CV1631LAB JLB).  The Complaint alleges, among other things, that Jos. A. Bank violated the California Unfair Competition Law and the California Consumers Legal Remedies Act with its comparative price advertising, price discounts and free apparel promotions.  The Complaint seeks, among other relief, certification of the case as a class action, permanent injunction, actual and compensatory damages, restitution including disgorgement of profits and unjust enrichment, costs and attorney fees.  We intend to vigorously defend the case.

In addition, we are involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of our business.  Management does not believe that any of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A — RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Item 1A contained in Part I of our Annual Report on Form 10-K for the fiscal year ended February 1, 2014, except as discussed below:

Jos. A. Bank’s advertising, marketing and promotional activities have been the subject of review by state regulators.

Jos. A. Bank is subject to a consent decree with the New York Office of the Attorney General mandating certain advertising practices relating to sales promotions in the state of New York.  In addition, Jos. A. Bank has in the past been, and may from time to time in the future be, required to respond to inquiries from other State Attorney Generals related to its advertising practices.  Jos. A. Bank endeavors to monitor and comply with all applicable laws and regulations to ensure that its advertising, marketing and promotional activities comply with all applicable legal requirements, many of which involve subjective judgments.  It is possible that any resolution which Jos. A. Bank may reach with any governmental authority may materially impact Jos. A. Bank’s current marketing program.

Our increased leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under the New Credit Facilities or the indenture governing the Senior Notes.

After entering into the New Credit Facilities and completing the offering of the Senior Notes, our leverage has increased substantially.  As of August 3, 2014, our total indebtedness is approximately $1,689.2 million.  In addition, we have up to $432.3 million of additional borrowing availability under the ABL Facility, excluding letters of credit totaling approximately $20.7 million issued and outstanding.

Our leverage could have important consequences for us, including:

•                  increasing our vulnerability to adverse economic, industry or competitive developments;

•                  requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•                  making it more difficult for us to satisfy our obligations with respect to our indebtedness and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the New Credit Agreements and the indenture governing the Senior Notes;

•                  restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•                  limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; and

•                  limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged and who therefore may be able to take advantage of opportunities that our leverage prevents us from exploiting.

Despite our high indebtedness level, we will still be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future.  Although the New Credit Facilities and the indenture governing the Senior Notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and, under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial.  If new debt is added to our and our subsidiaries’ existing debt levels, the related risks that we now face would increase.  In addition, the New Credit Facilities and the indenture governing the Senior Notes will not prevent us from incurring obligations that do not constitute indebtedness under those agreements.  In addition, we have up to $432.3 million of additional borrowing availability under the ABL Facility, excluding letters of credit totaling approximately $20.7 million issued and outstanding.

We may not be able to generate sufficient cash to service all of our indebtedness and fund our working capital and capital expenditures, and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on our indebtedness will depend upon our future operating performance and on our ability to generate cash flow in the future, which is subject to general economic, financial, business, competitive, legislative, regulatory and other factors that are beyond our control.  We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings including borrowings under the ABL Facility, will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investment and capital expenditures or to dispose of material assets or operations, seek additional equity capital or restructure or refinance our indebtedness.  We may not be able to affect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations.  The New Credit Facilities and the indenture that governs the Senior Notes contain restrictions on our ability to dispose of assets and use the proceeds from any such disposition.

If we cannot make scheduled payments on our debt, we will be in default and, as a result, the holders of the Senior Notes could declare all outstanding principal and interest to be due and payable, the lenders under the New Credit Facilities could declare all outstanding amounts under such facilities due and payable and, with respect to the ABL Facility, terminate their commitments to loan money, and, in each case, foreclose against the assets securing the borrowings under the New Credit Facilities, and we could be forced into bankruptcy or liquidation.

If our indebtedness is accelerated, we may need to refinance all or a portion of our indebtedness before maturity.  We cannot assure you that we will be able to refinance any of our indebtedness, including the New Credit Facilities, on commercially reasonable terms or at all.  There can be no assurance that we will be able to obtain sufficient funds to enable us to repay or refinance our debt obligations on commercially reasonable terms, or at all.

We rely, to a certain extent, on our subsidiaries to generate cash and, as such, our ability to make payments on our indebtedness will be dependent on cash flow generated by these subsidiaries.

We rely, to a certain extent, on our subsidiaries to generate cash.  Accordingly, repayment of our indebtedness is dependent, to a certain extent, on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise.  Each of our subsidiaries are distinct legal entities and they do not have any obligation to pay amounts due on our indebtedness or to make funds available for that purpose or other obligations in the form of loans, distributions or otherwise and, under certain circumstances, there may be legal and contractual restrictions on their ability to distribute and our ability to receive cash from these subsidiaries.  Our subsidiaries may not generate sufficient cash from operations to enable us to make principal and interest payments on our indebtedness or to fund our and our subsidiaries’ other cash obligations.

The agreements and instruments governing our debt impose restrictions that may limit our operating and financial flexibility.

The New Credit Facilities and the indenture governing the Senior Notes contain a number of significant restrictions and covenants that may limit our ability to:

•                  incur additional indebtedness;

•                  sell assets or consolidate or merge with or into other companies;

•                  pay dividends or repurchase or redeem capital stock;

•                  make certain investments;

•                  issue capital stock of our subsidiaries;

•                  incur liens;

•                  prepay, redeem or repurchase subordinated debt; and

•                  enter into certain types of transactions with our affiliates.

These covenants could have the effect of limiting our flexibility in planning for or reacting to changes in our business and the markets in which we compete.  In addition, the ABL Facility requires us to comply with a financial maintenance covenant under certain circumstances.  Operating results below current levels or other adverse factors, including a significant increase in interest rates, could result in our being unable to comply with the financial covenants contained in the ABL Facility, if applicable.  If we violate this covenant and are unable to obtain a waiver from our lenders, our debt under the ABL Facility would be in default and could be accelerated by our lenders.  Because of cross-default provisions in the agreements and instruments governing our indebtedness, a default under one agreement or instrument could result in a default under, and the acceleration of, our other indebtedness.  In addition, the lenders under the New Credit Facilities could proceed against the collateral securing that indebtedness.

If our indebtedness is accelerated, we may not be able to repay our debt or borrow sufficient funds to refinance it.  Even if we are able to obtain new financing, it may not be on commercially reasonable terms, on terms that are acceptable to us, or at all.  If our debt is in default for any reason, our business, financial condition and results of operations could be materially and adversely affected.  In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

We are exposed to interest rate risk through our variable rate borrowings under the New Credit Facilities.  Borrowings under such facilities bear interest at a variable rate, based on an adjusted LIBOR rate, plus an applicable margin.  Interest rates are currently at relatively low levels.  If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease.  Assuming LIBOR rates equaled or surpassed the 1% LIBOR floor, we would be exposed to interest rate risk on our Term Loan.  In this case, each one percentage point change in interest rates would result in an approximate $11.0 million change in annual interest expense.  Assuming all capacity under the ABL Facility is fully drawn, each one percentage point change in interest rates would result in approximately a $5.0 million change in annual interest expense.  In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility.  However, we may choose not to maintain interest rate swaps with respect to any of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

ITEM 6 — EXHIBITS

(a)         Exhibits.

Exhibit Number		Exhibit Index

3.1	—	Sixth Amended and Restated Bylaws of The Men’s Wearhouse, Inc. (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 6, 2014).
4.1	—

Indenture, dated as of June 18, 2014, by and among the Company, the MW Guarantors and the Trustee, relating to the Senior Notes (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 20, 2014).

4.2	—

Supplemental Indenture, dated as of June 18, 2014, by and among, the Company, the JOSB Guarantors and the Trustee, relating to the Senior Notes (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 20, 2014).

4.3	—

Registration Agreement, dated as of June 18, 2014, by and among the Company, the MW Guarantors and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, relating to the Senior Notes (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on June 20, 2014).

10.1	—

Credit Agreement, dated as of June 18, 2014, by and among the Company and the other Co-Borrowers, the U.S. ABL Administrative Agent, the Canadian ABL Administrative Agent and the ABL Lenders (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 20, 2014).

10.2	—

Term Loan Credit Agreement, dated as of June 18, 2014, by and among the Company, the Term Administrative Agent and the Term Lenders (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 20, 2014).

10.3	—

Amendment No. 1 to Term Loan, dated as of June 26, 2014, by and among the Company, the Administrative Agent and the Term Lenders (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 1, 2014).

10.4	—

Amendment No. 1 to ABL Facility, dated as of July 28, 2014, by and among the Company, and the other Co-Borrowers, the U.S. ABL Administrative Agent, the Canadian ABL Administrative Agent and the ABL Lenders (filed herewith).

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

The following financial information from The Men’s Wearhouse, Inc.’s Quarterly Report on Form 10-Q for the three and six months ended August 2, 2014, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Other Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

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

Dated: September 11, 2014	THE MEN’S WEARHOUSE, INC.

	By	/s/ JON W. KIMMINS
Jon W. Kimmins
Executive Vice President, Chief Financial Officer, Treasurer and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number		Exhibit Index

3.1	—	Sixth Amended and Restated Bylaws of The Men’s Wearhouse, Inc. (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 6, 2014).
4.1	—

Indenture, dated as of June 18, 2014, by and among the Company, the MW Guarantors and the Trustee, relating to the Senior Notes (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 20, 2014).

4.2	—

Supplemental Indenture, dated as of June 18, 2014, by and among, the Company, the JOSB Guarantors and the Trustee, relating to the Senior Notes (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 20, 2014).

4.3	—

Registration Agreement, dated as of June 18, 2014, by and among the Company, the MW Guarantors and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, relating to the Senior Notes (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on June 20, 2014).

10.1	—

Credit Agreement, dated as of June 18, 2014, by and among the Company and the other Co-Borrowers, the U.S. ABL Administrative Agent, the Canadian ABL Administrative Agent and the ABL Lenders (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 20, 2014).

10.2	—

Term Loan Credit Agreement, dated as of June 18, 2014, by and among the Company, the Term Administrative Agent and the Term Lenders (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 20, 2014).

10.3	—

Amendment No. 1 to Term Loan, dated as of June 26, 2014, by and among the Company, the Administrative Agent and the Term Lenders (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 1, 2014).

10.4	—

Amendment No. 1 to ABL Facility, dated as of July 28, 2014, by and among the Company, and the other Co-Borrowers, the U.S. ABL Administrative Agent, the Canadian ABL Administrative Agent and the ABL Lenders (filed herewith).

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

The following financial information from The Men’s Wearhouse, Inc.’s Quarterly Report on Form 10-Q for the three and six months ended August 2, 2014, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Other Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

† This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section.  Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.