Form 10-Q
period 2014-11-01
MENS WEARHOUSE INC
filed 2014-12-11
CIK 884217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2014 or

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

The number of shares of common stock of the Registrant, par value $.01 per share, outstanding at November 28, 2014 was 48,101,138 excluding 133,497 shares classified as Treasury Stock.

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

Forward-looking statements are not guarantees of future performance and a variety of factors could cause actual results to differ materially from the anticipated or expected results expressed in or suggested by these forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to: actions by governmental entities; domestic and international economic activity and inflation; success, or lack thereof, in executing our internal operating plans and new store and new market expansion plans, including integration of acquisitions, including Jos. A. Bank Clothiers, Inc.; performance issues with key suppliers; disruption in buying trends due to homeland security concerns; severe weather; foreign currency fluctuations; government export and import policies; advertising or marketing activities of competitors; and legal proceedings.  Future results will also be dependent upon our ability to continue to identify and complete successful expansions and penetrations into existing and new markets and our ability to integrate such expansions with our existing operations.

These forward-looking statements are based upon management’s current beliefs or expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. The following factors, among others related to the Jos. A. Bank transaction, could cause actual results to differ materially from those expressed or implied in the forward-looking statements: (1) the possibility that the expected benefits from the Jos. A. Bank transaction will not be realized within the anticipated time period, (2) the risks related to the costs and difficulties related to the integration of Jos. A. Bank’s business and operations with our business and operations, (3) the inability to obtain, or delays in obtaining, cost savings and synergies from the transaction, (4) unexpected costs, charges or expenses resulting from the transaction, (5) litigation relating to the transaction, (6) the inability to retain key personnel and (7) the possible disruption that may be caused by the Jos. A. Bank transaction to our business and operations, including relationships with customers, employees and other third parties.

These forward-looking statements are based upon management’s current beliefs or expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies and third party approvals, many of which are beyond our control.  Refer to “Risk Factors” contained in Part I of our Annual Report on Form 10-K for the year ended February 1, 2014, Part 1A of our Quarterly Report on Form 10-Q for the quarter ended August 2, 2014, and elsewhere herein for a more complete discussion of these and other factors that might affect our performance and financial results. These forward-looking statements are intended to convey the Company’s expectations about the future, and speak only as of the date they are made.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	November 1, 2014	November 2, 2013	February 1, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$64,716	$64,764	$59,252
Accounts receivable, net	84,054	80,180	63,153
Inventories	1,082,354	640,197	599,486
Other current assets	112,872	77,918	93,206

Total current assets	1,343,996	863,059	815,097

PROPERTY AND EQUIPMENT, net	569,779	407,261	408,162

TUXEDO RENTAL PRODUCT, net	129,579	142,272	142,816
GOODWILL	892,766	128,597	126,003
INTANGIBLE ASSETS, net	673,057	60,325	58,027
OTHER ASSETS	44,250	4,937	5,125

TOTAL ASSETS	$3,653,427	$1,606,451	$1,555,230

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$263,645	$165,596	$148,762
Accrued expenses and other current liabilities	283,271	168,120	175,797
Income taxes payable	13,590	10,034	730
Current maturities of long-term debt	11,000	10,000	10,000

Total current liabilities	571,506	353,750	335,289

LONG-TERM DEBT	1,678,589	90,000	87,500
DEFERRED TAXES AND OTHER LIABILITIES	367,612	104,950	109,292

Total liabilities	2,617,707	548,700	532,081

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock	—	—	—
Common stock	481	704	476
Capital in excess of par	435,755	404,506	412,043
Retained earnings	581,956	1,177,945	572,712
Accumulated other comprehensive income	20,829	31,060	27,311
Treasury stock, at cost	(3,301)	(569,792)	(3,407)

Total equity attributable to common shareholders	1,035,720	1,044,423	1,009,135

Non-controlling interest	—	13,328	14,014

Total shareholders’ equity	1,035,720	1,057,751	1,023,149

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,653,427	$1,606,451	$1,555,230

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net sales:
Retail clothing product	$634,447	$415,985	$1,598,199	$1,248,405
Tuxedo rental services	132,690	122,177	395,449	368,360
Alteration and other services	52,025	37,363	135,585	112,381
Total retail sales	819,162	575,525	2,129,233	1,729,146
Corporate apparel clothing product	71,475	73,365	194,956	183,535
Total net sales	890,637	648,890	2,324,189	1,912,681

Cost of sales:
Retail clothing product	287,309	181,442	722,140	544,503
Tuxedo rental services	33,538	19,313	75,083	56,389
Alteration and other services	37,173	28,412	97,794	85,756
Occupancy costs	114,325	73,456	282,595	217,521
Total retail cost of sales	472,345	302,623	1,177,612	904,169
Corporate apparel clothing product	49,087	52,765	135,466	128,296
Total cost of sales	521,432	355,388	1,313,078	1,032,465

Gross margin:
Retail clothing product	347,138	234,543	876,059	703,902
Tuxedo rental services	99,152	102,864	320,366	311,971
Alteration and other services	14,852	8,951	37,791	26,625
Occupancy costs	(114,325)	(73,456)	(282,595)	(217,521)
Total retail gross margin	346,817	272,902	951,621	824,977
Corporate apparel clothing product	22,388	20,600	59,490	55,239
Total gross margin	369,205	293,502	1,011,111	880,216

Advertising expense	42,075	22,630	109,072	68,584
Selling, general and administrative expenses	281,955	210,867	786,879	622,785
Goodwill impairment charge	—	—	—	9,501
Operating income	45,175	60,005	115,160	179,346

Interest income	125	30	305	332
Interest expense	(25,131)	(1,220)	(39,459)	(2,104)
Loss on extinguishment of debt	—	—	(2,158)	—
Earnings before income taxes	20,169	58,815	73,848	177,574
Provision for income taxes	13,168	20,337	38,021	63,162

Net earnings including non-controlling interest	7,001	38,478	35,827	114,412
Net earnings attributable to non-controlling interest	(208)	(274)	(292)	(174)

Net earnings attributable to common shareholders	$6,793	$38,204	$35,535	$114,238

Net earnings per common share attributable to common shareholders:
Basic	$0.14	$0.80	$0.74	$2.30
Diluted	$0.14	$0.79	$0.74	$2.29

Weighted-average common shares outstanding:
Basic	48,009	47,536	47,852	49,329
Diluted	48,254	47,873	48,124	49,598

Cash dividends declared per common share	$0.18	$0.18	$0.54	$0.54

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013

Net earnings including non-controlling interest	$7,001	$38,478	$35,827	$114,412

Currency translation adjustments	(12,872)	5,843	(6,881)	(5,192)

(Unrealized) realized loss on cash flow hedge, net of tax	—	(498)	399	(498)

Comprehensive (loss) income including non-controlling interest	(5,871)	43,823	29,345	108,722

Comprehensive income attributable to non-controlling interest:
Net earnings	(208)	(274)	(292)	(174)

Currency translation adjustments	321	(519)	—	(174)

Amounts attributable to non-controlling interest	113	(793)	(292)	(348)

Comprehensive (loss) income attributable to common shareholders	$(5,758)	$43,030	$29,053	$108,374

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended
	November 1, 2014	November 2, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings including non-controlling interest	$35,827	$114,412
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	80,622	65,672
Tuxedo rental product amortization	30,038	28,712
Amortization of deferred financing costs	3,014	383
Amortization of discount on long-term debt	589	—
Loss on extinguishment of debt	2,158	—
Loss (gain) on disposition of assets	12,247	(992)
Goodwill impairment charge	—	9,501
Asset impairment charges	302	182
Share-based compensation	12,254	12,718
Excess tax benefits from share-based plans	(3,736)	(1,532)
Deferred tax (benefit) provision	(25,763)	285
Deferred rent expense and other	2,914	2,331
Changes in operating assets and liabilities:
Accounts receivable	(14,430)	(3,658)
Inventories	(158,449)	(79,344)
Tuxedo rental product	(27,587)	(45,101)
Other assets	14,133	7,408
Accounts payable, accrued expenses and other current liabilities	76,565	42,887
Income taxes payable	16,725	5,139
Other liabilities	1,594	380

Net cash provided by operating activities	59,017	159,383

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(72,397)	(81,521)
Acquisition of businesses, net of cash	(1,491,393)	(95,693)
Proceeds from sales of property and equipment	160	4,127

Net cash used in investing activities	(1,563,630)	(173,087)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from new term loan	1,089,000	—
Proceeds from asset-based revolving credit facility	340,000	—
Payments on asset-based revolving credit facility	(340,000)	—
Proceeds from bond issuance	600,000	—
Deferred financing costs	(51,072)	(1,776)
Proceeds from previous term loan	—	100,000
Payments on previous term loan	(97,500)	—
Cash dividends paid	(26,119)	(26,979)
Purchase of non-controlling interest	(6,651)	—
Proceeds from issuance of common stock	7,115	8,291
Tax payments related to vested deferred stock units	(6,907)	(3,865)
Excess tax benefits from share-based plans	3,736	1,532
Repurchases of common stock	(251)	(152,129)

Net cash provided by (used in) financing activities	1,511,351	(74,926)

Effect of exchange rate changes	(1,274)	(2,669)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,464	(91,299)
Balance at beginning of period	59,252	156,063

Balance at end of period	$64,716	$64,764

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

On June 18, 2014, we acquired Jos. A. Bank Clothiers, Inc. (“Jos. A. Bank”), a men’s specialty apparel retailer, for total cash consideration of approximately $1.8 billion.  Based on the manner in which we manage, evaluate and internally report our operations, we determined that Jos. A. Bank is an operating segment that meets the criteria for aggregation into our retail reportable segment.  On August 6, 2013, we acquired JA Holding, Inc. (“JA Holding”), the parent company of the American clothing brand Joseph Abboud® and a U.S. tailored clothing factory.  Based on the manner in which we manage, evaluate and internally report our operations, we determined that JA Holding is a component of our Men’s Wearhouse brand and therefore has been included in our retail reportable segment.  See Notes 2 and 15 for additional details on these acquisitions and our segments.

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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.  Acquisitions

Jos. A. Bank

On June 18, 2014, we acquired all of the outstanding common stock of Jos. A. Bank, a men’s specialty apparel retailer, for $65.00 net per share in cash, or total consideration of approximately $1.8 billion. The acquisition was funded primarily by a $1.1 billion term loan facility, the issuance of $600.0 million in senior unsecured notes and borrowings under an asset-based credit facility (see Note 4).

We incurred acquisition and integration costs related to Jos. A. Bank totaling $27.3 million and $88.2 million for the three and nine months ended November 1, 2014, respectively, of which $10.6 million is included in cost of sales for the three and nine months ended November 1, 2014, respectively, and the remainder is included in selling, general and administrative expenses (“SG&A”) in the condensed consolidated statements of earnings.  In addition, we recorded an extinguishment of debt totaling $2.2 million, which is included as a separate line in the condensed consolidated statements of earnings for the nine months ended November 1, 2014.  Lastly, we incurred deferred financing costs of $51.1 million, with $7.6 million classified as other current assets and $43.5 million classified as non-current assets.  Deferred financing costs incurred in relation to the financing arrangements discussed in Note 4 will be amortized over the contractual term of each financing arrangement.

The following table summarizes the preliminary estimates of the fair values of the identifiable assets acquired and liabilities assumed in the Jos. A. Bank acquisition as of June 18, 2014 and measurement period adjustments since the date of acquisition (amounts in millions):

	Preliminary valuation at August 2, 2014	Measurement period adjustments	Adjusted preliminary valuation at November 1, 2014
Cash	$328.9	$—	$328.9
Accounts receivable	7.1	1.6	8.7
Inventories	379.3	(51.1)	328.2
Other current assets	29.3	17.6	46.9
Property and equipment	174.8	(5.5)	169.3
Goodwill	744.7	19.9	764.6
Intangible assets	621.2	1.0	622.2
Accounts payable, accrued expenses and other current liabilities	(177.0)	12.3	(164.7)
Other liabilities (mainly deferred income taxes)	(288.0)	4.2	(283.8)
Total purchase price	1,820.3	—	1,820.3
Less: Cash acquired	(328.9)		(328.9)
Total purchase price, net of cash acquired	$1,491.4		$1,491.4

The current estimates of the fair value of identifiable assets acquired and liabilities assumed are subject to revisions, that may result in further adjustments to the adjusted preliminary values presented above, when management’s appraisals and estimates are finalized.

Goodwill is calculated as the excess of the purchase price over the net assets acquired.  The goodwill recognized is attributable to growth opportunities and expected synergies.  All of the goodwill has been assigned to our retail reporting segment and is non-deductible for tax purposes.

Intangible assets consist of four separately identified assets.  First, we identified the Jos. A. Bank tradename as an indefinite-lived intangible asset with a fair value of $539.1 million.  The Jos. A. Bank tradename is not subject to amortization but will be evaluated at least annually for impairment.  Second, we identified a customer relationship intangible asset with a fair value of $54.0 million which we expect to amortize over a useful life of seven years.  Third, we recognized an intangible asset of $24.4 million for favorable Jos. A. Bank leases (as compared to prevailing market rates) which will be amortized over the remaining lease terms, including an assumed renewal.  Lastly, we recognized an intangible asset related to the Jos. A. Bank franchise store agreements of $4.7 million which we expect to amortize over 25 years.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The results of operations of Jos. A. Bank are included in our results of operations from the acquisition date.  From June 18, 2014 through November 1, 2014, Jos. A. Bank generated net sales of $347.0 million and a net loss of $8.3 million, including $11.5 million of pre-tax integration costs, primarily contract termination and severance related, and $20.6 million of pre-tax purchase accounting adjustments, primarily consisting of the step up of inventory recognized as additional cost of sales and amortization of intangible assets.

The following table presents unaudited pro forma consolidated financial information as if the closing of our acquisition of Jos. A. Bank had occurred on February 3, 2013 (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013

Total net sales	$890,636	$896,358	$2,668,460	$2,588,733
Net earnings attributable to common shareholders	$28,133	$26,679	$90,978	$76,749
Net earnings per common share attributable to common shareholders:
Basic	$0.58	$0.56	$1.94	$1.55
Diluted	$0.58	$0.55	$1.92	$1.54

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

Material non-recurring adjustments included in the pro forma financial information above consists of the step up of Jos. A. Bank inventory to its fair value, which is recorded as an adjustment to cost of sales based on when the acquired inventory is expected to be sold.  For the three and nine months ended November 2, 2013, $14.0 million and $32.1 million of adjustments to cost of sales are included in the calculation of net income, respectively.

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

($ in millions)
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

The results of operations for JA Holding were included in the condensed consolidated statements of earnings beginning on August 6, 2013, and were not significant to our consolidated results.  The impact of the acquisition on our results of operations, as if the acquisition had been completed as of the beginning of the periods presented, is not significant.

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

	For the Three Months Ended		For the Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013

Numerator
Total net earnings attributable to common shareholders	$6,793	$38,204	$35,535	$114,238
Net earnings allocated to participating securities (restricted stock and deferred stock units)	(14)	(181)	(100)	(659)
Net earnings attributable to common shareholders	$6,779	$38,023	$35,435	$113,579
Denominator
Basic weighted-average common shares outstanding	48,009	47,536	47,852	49,329
Dilutive effect of share-based awards	245	337	272	269
Diluted weighted-average common shares outstanding	48,254	47,873	48,124	49,598
Net earnings per common share attributable to common shareholders:
Basic	$0.14	$0.80	$0.74	$2.30
Diluted	$0.14	$0.79	$0.74	$2.29

For each of the three and nine months ended November 1, 2014 and November 2, 2013, 0.2 million anti-dilutive shares of common stock were excluded from the calculation of diluted earnings per common share, respectively.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.  Debt

On June 18, 2014, we entered into a term loan credit agreement which provides for a senior secured term loan in the aggregate principal amount of $1.1 billion (the “Term Loan”) and a $500.0 million asset-based revolving credit agreement (the “ABL Facility”, and together with the Term Loan, the “Credit Facilities”) with certain of our U.S. subsidiaries and Moores the Suit People Inc., one of our Canadian subsidiaries, as co-borrowers.  Proceeds from the Term Loan were reduced by an $11.0 million original issue discount, which is presented as a reduction of the outstanding balance on the Term Loan on the balance sheet and will be amortized to interest expense over the contractual life of the Term Loan.  In addition, we issued $600.0 million in aggregate principal amount of 7.00% Senior Notes due 2022 (the “Senior Notes”).

We used the net proceeds from the Term Loan, the offering of the Senior Notes and the net proceeds from $340.0 million drawn on the ABL Facility to pay the approximately $1.8 billion purchase price for the acquisition of Jos. A. Bank and to repay all our obligations under our Third Amended and Restated Credit Agreement, dated as of April 12, 2013 (as amended, the “Previous Credit Agreement”), including $95.0 million outstanding under our previous term loan as well as settlement of the interest rate swap associated with such term loan.  The loans under the ABL Facility were subsequently repaid in full promptly following the closing of the Jos. A. Bank acquisition using the cash acquired from Jos. A. Bank.

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

The ABL Facility provides for a senior secured revolving credit facility of $500.0 million, with possible future increases to $650.0 million under an expansion feature, which matures on June 18, 2019, and is guaranteed, jointly and severally, by certain of our U.S. subsidiaries. The ABL Facility has several borrowing and interest rate options including the following indices:  (i) adjusted LIBO rate, (ii) CDOR rate, (iii) Canadian prime rate or (iv) alternate base rate (equal to the greater of the prime rate, the federal funds effective rate plus 0.5% or the adjusted LIBO rate for a one-month period plus 1.0%).  Advances under the ABL Facility bear interest at a rate per annum using the applicable indices plus a varying interest rate margin of up to 2.00%.  The ABL Facility also provides for fees applicable to amounts available to be drawn under outstanding letters of credit which range from 1.50% to 2.00%, and a fee on unused commitments which ranges from 0.25% to 0.375%.

The Credit Facilities contain customary non-financial covenants and the respective obligations under the Credit Facilities are secured on a senior basis by a first priority lien on substantially all of the assets of the Company, certain of its U.S. subsidiaries and, in the case of the ABL Facility, Moores The Suit People Inc. The Credit Facilities and the related guarantees and security interests granted thereunder are senior secured obligations of, and will rank equally with all present and future senior indebtedness of, the Company, the co-borrowers and the respective guarantors.  The Credit Facilities contain customary restrictive covenants, with respect to which we were in compliance as of November 1, 2014.

We utilize letters of credit primarily to secure inventory purchases and as collateral for workers compensation claims.  Except for letters of credit totaling approximately $18.8 million issued and outstanding, no amounts were drawn on the ABL Facility as of November 1, 2014 and we have approximately $446.6 million of borrowing availability under the ABL Facility as of November 1, 2014.

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

We have also entered into a registration rights agreement regarding the Senior Notes pursuant to which we agreed, among other things, to use our commercially reasonable efforts to consummate an exchange offer of the Senior Notes for substantially identical notes registered under the Securities Act of 1933, as amended, on or before July 13, 2015.

Long-Term Debt

The following table provides details on our long-term debt as of November 1, 2014, November 2, 2013 and February 1, 2014 (in thousands).

	November 1, 2014	November 2, 2013	February 1, 2014
Term Loan (net of unamortized original issue discount of $10.4 million)	$1,089,589	$—	$—
Senior Notes	600,000	—	—
Term loan under Previous Credit Agreement	—	100,000	97,500
Total long-term debt	1,689,589	100,000	97,500
Current portion of long-term debt	(11,000)	(10,000)	(10,000)
Total long-term debt, net of current portion	$1,678,589	$90,000	$87,500

5.  Supplemental Cash Flows

Supplemental disclosure of cash flow information is as follows (in thousands):

	For the Nine Months Ended
	November 1, 2014	November 2, 2013

Cash paid for interest	$8,409	$1,300
Cash paid for income taxes, net	$32,085	$50,505

Schedule of noncash investing and financing activities:
Cash dividends declared	$8,882	$8,847
Increase in capital in excess of par due to purchase of non-controlling interest (Note 10)	$7,410	$—

We had unpaid capital expenditure purchases included in accounts payable and accrued expenses and other current liabilities of approximately $8.4 million and $10.8 million at November 1, 2014 and November 2, 2013, respectively.  Capital expenditure purchases are recorded as cash outflows from investing activities in the condensed consolidated statement of cash flows in the period they are paid.

6.  Income Taxes

Our effective income tax rate increased from 34.6% for the three months ended November 2, 2013 to 65.3% for the three months ended November 1, 2014 and from 35.6% for the nine months ended November 2, 2013 to 51.5% for the nine months ended November 1, 2014 primarily because certain Jos. A. Bank transaction costs may not be deductible.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.  Inventories

The following table provides details on our inventories as of November 1, 2014, November 2, 2013 and February 1, 2014 (in thousands):

	November 1, 2014	November 2, 2013	February 1, 2014
Finished goods	$1,039,871	$597,756	$544,962
Raw materials and merchandise components	42,483	42,441	54,524
Total inventories	$1,082,354	$640,197	$599,486

8.  Other Current Assets, Accrued Expenses and Other Current Liabilities and Deferred Taxes and Other Liabilities

Other current assets consist of the following (in thousands):

	November 1, 2014	November 2, 2013	February 1, 2014

Prepaid expenses	$48,354	$34,600	$33,747
Tax receivable	26,556	833	17,276
Current deferred tax assets	12,929	31,726	33,148
Deferred financing costs	7,550	—	—
Other	17,483	10,759	9,035
Total other current assets	$112,872	$77,918	$93,206

Accrued expenses and other current liabilities consist of the following (in thousands):

	November 1, 2014	November 2, 2013	February 1, 2014
Accrued salary, bonus, sabbatical, vacation and other benefits	$79,165	$48,488	$58,127
Unredeemed gift certificates	32,511	12,633	15,589
Sales, value added, payroll, property and other taxes payable	31,075	23,553	19,184
Accrued interest	27,572	488	410
Accrued workers compensation and medical costs	25,331	22,570	22,055
Customer deposits, prepayments and refunds payable	24,275	18,897	22,617
Accrued strategic professional fees	12,126	2,850	9,338
Cash dividends declared	8,882	8,847	8,963
Accrued royalties	8,392	8,069	2,087
Loyalty program reward certificates	8,073	7,552	6,321
Other	25,869	14,173	11,106
Total accrued expenses and other current liabilities	$283,271	$168,120	$175,797

Deferred taxes and other liabilities consist of the following (in thousands):

	November 1, 2014	November 2, 2013	February 1, 2014
Non-current deferred and other income tax liabilities	$287,851	$47,867	$51,604
Deferred rent and landlord incentives	60,189	55,172	55,923
Unfavorable lease liabilities	12,966	423	321
Other	6,606	1,488	1,444
Total deferred taxes and other liabilities	$367,612	$104,950	$109,292

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.  Accumulated Other Comprehensive Income

The following table summarizes the components of accumulated other comprehensive income for the nine months ended November 1, 2014 (in thousands and net of tax):

	Foreign Currency Translation	Interest Rate Swap	Total
BALANCE — February 1, 2014	$27,710	$(399)	$27,311

Other comprehensive income before reclassifications	(6,881)	—	(6,881)
Amounts reclassified from accumulated other comprehensive income	—	399	399
Net current-period other comprehensive income	(6,881)	399	(6,482)

BALANCE — November 1, 2014	$20,829	$—	$20,829

Amounts reclassified from other comprehensive income related to the termination of our interest rate swap were recorded within interest expense in the condensed consolidated statement of earnings for the nine months ended November 1, 2014.

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

10.  Non-Controlling Interest and Share Repurchases

Non-Controlling Interest

In September 2014, we exercised our option and completed the purchase of the remaining 14% interest in our UK operations from the minority interest holders.  As a result, we eliminated the non-controlling interest balance and recorded an increase in capital in excess of par of $7.4 million less the $6.7 million in cash consideration paid to the former minority interest holders.

Share Repurchases

In March 2013, our Board of Directors (the “Board”) approved a $200.0 million share repurchase program for our common stock.  At November 1, 2014, the remaining balance available under the Board’s March 2013 authorization was $48.0 million.

During the first nine months of fiscal 2014, no shares were repurchased in open market transactions under the Board’s March 2013 authorization.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In July 2013, we entered into an accelerated share repurchase agreement (“ASR Agreement”) with J.P. Morgan Securities LLC (“JPMorgan”), as agent for JPMorgan Chase Bank, National Association, London Branch, to purchase $100.0 million of our common stock.  In July 2013, we paid $100.0 million to JPMorgan and received an initial delivery of 2,197,518 shares.  The value of the initial shares received was approximately $85.0 million, reflecting a $38.68 price per share.  In September 2013, JPMorgan delivered an additional 455,769 shares valued at approximately $15.0 million, reflecting a $32.91 price per share.  All repurchased shares under the ASR Agreement were immediately retired.

In addition to the ASR Agreement, during the first nine months of fiscal 2013, 1,489,318 shares at a cost of $52.0 million were repurchased in open market transactions at an average price per share of $34.89 under the Board’s March 2013 authorization.

11.  Share-Based Compensation Plans

For a discussion of our share-based compensation plans refer to Note 10 in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

We account for share-based awards in accordance with the authoritative guidance regarding share-based payments, which requires the compensation cost resulting from all share-based payment transactions be recognized in the financial statements. The amount of compensation cost is measured based on the grant-date fair value of the instrument issued and is recognized over the vesting period.  Share-based compensation expense recognized for the three and nine months ended November 1, 2014 was $4.3 million and $12.3 million, respectively.  Share-based compensation expense recognized for the three and nine months ended November 2, 2013 was $3.6 million and $12.7 million, respectively.

Non-Vested Deferred Stock Units, Performance Units and Restricted Stock Shares

The following table summarizes the activity of time-based and performance-based awards for the nine months ended November 1, 2014:

	Units		Weighted-Average Grant-Date Fair Value
	Time- Based	Performance-Based(2)	Time- Based	Performance- Based
Non-Vested at February 1, 2014	573,042	82,558	$32.95	$33.09
Granted	258,940	91,440	47.79	53.31
Vested (1)	(417,159)	(1,134)	32.74	33.09
Forfeited	(23,185)	—	37.70	—
Non-Vested at November 1, 2014	391,638	172,864	$42.70	$43.79

(1)	Includes 141,594 shares relinquished for tax payments related to vested deferred stock units for the nine months ended November 1, 2014.
(2)	Includes 18,789 and 72,651 of units granted in April 2014 and September 2014, respectively, which are further described below.

On April 3, 2013, our Board approved a change in the form of award agreements to be issued for grants of deferred stock units (“DSUs”) to participants under our 2004 Long-Term Incentive Plan.  As revised, the award agreements provide that dividend equivalents, if any, will be accrued during the vesting period for such DSU awards and paid out only upon vesting of the underlying DSUs.  As such, grants of DSU awards on or after April 3, 2013 earn dividends throughout the vesting period which are subject to the same vesting terms as the underlying share award.  Grants of DSUs generally vest over a period of from one to three years.  DSU awards granted prior to April 3, 2013 are entitled to receive non-forfeitable dividend equivalents, if any, when and if paid to shareholders of record at the payment date.  Included in the non-vested time-based awards as of November 1, 2014 are 36,137 DSUs granted prior to April 3, 2013.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Performance units granted in September 2014 (“September 2014 performance units”) represent a contingent right to receive up to 2.25 shares of common stock and vest after our 2017 fiscal year, subject to our achievement of a performance target for fiscal 2017.  Assuming the performance target is achieved, the number of September 2014 performance units earned will be adjusted based on multipliers related to (1) the Company’s adjusted earnings per share for fiscal 2017 and (2) the Company’s relative total shareholder return (“TSR”) compared to the TSR of other peer companies over a pre-defined period.  Any September 2014 performance units that are unvested at the end of the performance period will lapse and be forfeited.  The September 2014 performance units earn dividends throughout the vesting period and are subject to the same vesting terms as the underlying performance-based awards.

Performance-based DSUs granted in April 2014 (“April 2014 performance-based DSUs”) represent a contingent right to receive one share of common stock and vest over a one year period, subject to our achievement of a performance target for 2014.  Any April 2014 performance-based DSUs that are unvested at the end of the one year period will lapse and be forfeited.  The April 2014 performance-based DSUs earn dividends throughout the vesting period and are subject to the same vesting terms as the underlying performance-based awards.

Performance-based DSUs granted in 2013 (“2013 performance-based DSUs”) represent a contingent right to receive one share of common stock and generally vest in one-third tranches over a three year period, subject to our achievement of a performance target during an applicable performance period.  Any unvested 2013 performance-based DSUs at the end of the performance period are rolled over and become eligible to vest in subsequent performance periods.  Any 2013 performance-based DSUs that are unvested at the end of all vesting periods will lapse and be forfeited.  The 2013 performance-based DSUs earn dividends throughout the vesting period and are subject to the same vesting terms as the underlying performance-based awards.

The following table summarizes the activity of restricted stock for the nine months ended November 1, 2014:

	Shares	Weighted- Average Grant-Date Fair Value
Non-Vested at February 1, 2014	80,919	$31.36
Granted	26,084	49.81
Vested	(40,125)	35.19
Forfeited	—	—
Non-Vested at November 1, 2014	66,878	$37.00

Restricted stock awards receive non-forfeitable dividends, if any, when and if paid to shareholders of record at the payment date.

As of November 1, 2014, we have unrecognized compensation expense related to non-vested DSUs and shares of restricted stock of approximately $16.4 million, which is expected to be recognized over a weighted-average period of 1.8 years.

Stock Options

The following table summarizes the activity of stock options for the nine months ended November 1, 2014:

	Shares	Weighted- Average Exercise Price
Outstanding at February 1, 2014	645,990	$28.80
Granted	253,836	49.16
Exercised	(170,340)	26.19
Forfeited	(60,000)	17.18
Expired	—	—
Outstanding at November 1, 2014	669,486	$38.23
Exercisable at November 1, 2014	264,222	$31.31

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The weighted-average grant date fair value of the 253,836 stock options granted during the nine months ended November 1, 2014 was $16.84 per share. The following table summarizes the weighted-average assumptions used to fair value stock options at the date of grant using the Black-Scholes option pricing model for the nine months ended November 1, 2014:

For the Nine Months Ended
November 1, 2014

Risk-free interest rate	1.79%
Expected lives	5.0 years
Dividend yield	1.59%
Expected volatility	42.79%

As of November 1, 2014, we have unrecognized compensation expense related to non-vested stock options of approximately $5.0 million which is expected to be recognized over a weighted-average period of 2.0 years.

Employee Stock Discount Plan

The Employee Stock Discount Plan (“ESDP”) allows employees to authorize after-tax payroll deductions to be used for the purchase of up to 2,137,500 shares of our common stock at 85% of the lesser of the fair market value on the first day of the offering period or the fair market value on the last day of the offering period.  During the nine months ended November 1, 2014, employees purchased 63,700 shares under the ESDP, which had a weighted-average share price of $41.67 per share.  As of November 1, 2014, 676,638 shares were reserved for future issuance under the ESDP.

12.  Goodwill and Other Intangible Assets

Goodwill

Goodwill allocated to our reportable segments and changes in the net carrying amount of goodwill for the nine months ended November 1, 2014 are as follows (in thousands):

	Retail	Corporate Apparel	Total
Balance at February 1, 2014	$96,919	$29,084	$126,003
Goodwill of acquired businesses	767,804	—	767,804
Translation adjustment	(294)	(747)	(1,041)
Balance at November 1, 2014	$864,429	$28,337	$892,766

The goodwill of acquired businesses resulted primarily from our acquisition of Jos. A. Bank.  As indicated in Note 2, the preliminary estimates of the fair value of the identifiable assets acquired and liabilities assumed for the Jos. A. Bank acquisition, including goodwill, are not yet final and are subject to revisions until management’s appraisals and estimates are finalized, which may result in adjustments to the preliminary values as reported for the retail reportable segment at November 1, 2014.

Goodwill is evaluated for impairment annually as of our fiscal year end.  A more frequent evaluation is performed if events or circumstances indicate that impairment could have occurred. Such events or circumstances could include, but are not limited to, new significant negative industry or economic trends, unanticipated changes in the competitive environment, decisions to significantly modify or dispose of operations and a significant sustained decline in the market price of our stock.  No additional impairment evaluation was considered necessary during the third quarter of fiscal 2014.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Intangible Assets

The gross carrying amount and accumulated amortization of our identifiable intangible assets are as follows (in thousands):

	November 1, 2014	November 2, 2013	February 1, 2014

Amortizable intangible assets:
Carrying amount:
Trademarks, tradenames, and other intangibles	$41,028	$14,288	$12,012
Customer relationships	86,699	32,543	33,602
Total carrying amount	127,727	46,831	45,614
Accumulated amortization:
Trademarks, tradenames, and other intangibles	(10,391)	(8,882)	(9,007)
Customer relationships	(14,659)	(8,898)	(9,895)
Total accumulated amortization	(25,050)	(17,780)	(18,902)
Total amortizable intangible assets, net	102,677	29,051	26,712
Indefinite-lived intangible assets:
Trademarks and tradename	570,380	31,274	31,315
Total intangible assets, net	$673,057	$60,325	$58,027

The pretax amortization expense associated with intangible assets subject to amortization totaled $3.5 million and $0.8 million for the three months ended November 1, 2014 and November 2, 2013, respectively.  The pretax amortization expense associated with intangible assets subject to amortization totaled $6.5 million and $2.5 million for the nine months ended November 1, 2014 and November 2, 2013, respectively.  Pretax amortization associated with intangible assets subject to amortization at November 1, 2014 is estimated to be $3.5 million for the remainder of fiscal year 2014, $13.9 million for each of the fiscal years 2015 and 2016, $13.8 for fiscal year 2017 and $13.7 million for fiscal year 2018.

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

Fair Value of Financial Instruments

Our financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses and other current liabilities and long-term debt.  Management estimates that, as of November 1, 2014, November 2, 2013, and February 1, 2014, the carrying value of cash, accounts receivable, accounts payable and accrued expenses and other current liabilities approximated their fair value due to the highly liquid or short-term nature of these instruments.

The fair values of our Term Loan and the term loan under the Previous Credit Agreement were valued based upon observable market data provided by a third party, which we classify as a Level 2 input within the fair value hierarchy.   The fair value of our Senior Notes is based on trading data in active markets, which we classify as a Level 2 input within the fair value hierarchy.  The table below shows the fair value and carrying value of our long-term debt (in thousands):

	November 1, 2014	November 2, 2013	February 1, 2014
Carrying value	$1,689,589	$100,000	$97,500
Estimated fair value	1,718,902	100,000	97,500

14.  Derivative Financial Instruments

We are exposed to market risk associated with foreign currency exchange rate fluctuations as a result of our direct sourcing programs and our operations in foreign countries.  In connection with our direct sourcing programs, we may enter into merchandise purchase commitments that are denominated in a currency different from the functional currency of the operating entity.  Our risk management policy is to hedge a significant portion of forecasted merchandise purchases for our direct sourcing programs that bear foreign exchange risk using foreign exchange forward contracts.  We have not elected to apply hedge accounting to these transactions denominated in a foreign currency.  These foreign currency derivative financial instruments are recorded in the condensed consolidated balance sheet at fair value determined by comparing the cost of the foreign currency to be purchased under the contracts using the exchange rates obtained under the contracts (adjusted for forward points) to the hypothetical cost using the spot rate at period end.  For all periods presented, derivative asset and liability balances were immaterial.  We had no derivative financial instruments with credit-risk-related contingent features underlying the agreements as of November 1, 2014, November 2, 2013, or February 1, 2014, respectively.

For the three and nine months ended November 1, 2014, we recognized net pre-tax gains of $0.8 million and $0.3 million, respectively, in cost of sales in the condensed consolidated statement of earnings for our derivative financial instruments not designated as cash flow hedges.  For the three and nine months ended November 2, 2013, we recognized a net pre-tax loss of $0.7 million and a net pre-tax gain of $0.5 million, respectively, in cost of sales in the condensed consolidated statement of earnings for our derivative financial instruments not designated as cash flow hedges.

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

From June 18, 2014 through November 1, 2014, Jos. A. Bank generated net sales of $347.0 million.  Net sales by brand and reportable segment are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net sales:
MW (1)	$436,107	$427,625	$1,307,417	$1,256,057
Jos. A. Bank	233,313	—	347,005	—
Moores	68,724	67,467	199,302	195,782
K&G	72,835	72,785	251,474	254,985
MW Cleaners	8,183	7,648	24,035	22,322
Total retail segment	819,162	575,525	2,129,233	1,729,146

Twin Hill	11,771	11,263	31,147	29,199
Dimensions and Alexandra (UK)	59,704	62,102	163,809	154,336
Total corporate apparel segment	71,475	73,365	194,956	183,535

Total net sales	$890,637	$648,890	$2,324,189	$1,912,681

(1)         MW includes Men’s Wearhouse and Men’s Wearhouse and Tux stores and JA Holding.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth supplemental products and services sales information for us (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net sales:
Men’s tailored clothing product	$351,071	$229,895	$878,746	$691,218
Men’s non-tailored clothing product	263,053	168,271	655,566	499,349
Ladies’ clothing product	16,575	16,096	56,224	56,115
Other	3,748	1,723	7,663	1,723
Total retail clothing product	634,447	415,985	1,598,199	1,248,405

Tuxedo rental services	132,690	122,177	395,449	368,360

Alteration services	43,842	29,715	111,550	90,059
Retail dry cleaning services	8,183	7,648	24,035	22,322
Total alteration and other services	52,025	37,363	135,585	112,381

Corporate apparel clothing product	71,475	73,365	194,956	183,535

Total net sales	$890,637	$648,890	$2,324,189	$1,912,681

Operating income by reportable segment and the reconciliation to earnings before income taxes is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Operating income:
Retail	$39,848	$55,882	$106,117	$172,440
Corporate apparel	5,327	4,123	9,043	6,906
Operating income	45,175	60,005	115,160	179,346
Interest income	125	30	305	332
Interest expense	(25,131)	(1,220)	(39,459)	(2,104)
Loss on extinguishment of debt	—	—	(2,158)	—
Earnings before income taxes	$20,169	$58,815	$73,848	$177,574

As a result of the Jos. A. Bank acquisition, total assets for our retail reportable segment have materially changed since February 1, 2014. Total assets by reportable segment are as follows (in thousands):

	November 1, 2014	November 2, 2013	February 1, 2014
Segment assets:
Retail	$3,402,411	$1,357,175	$1,306,677
Corporate apparel	251,016	249,276	248,553
Total assets	$3,653,427	$1,606,451	$1,555,230

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

16.  Legal Matters

A former licensee of JA Apparel Corp., a subsidiary of JA Holding (“JA Apparel”), initiated an arbitration proceeding against JA Apparel under license agreements which the former licensee terminated.  The former licensee alleges that JA Apparel breached the license agreements for the manufacture of certain Joseph Abboud® branded merchandise.  We do not believe that JA Apparel breached the license agreements and we believe that the former licensee wrongfully terminated the license agreements.  The arbitration proceedings have concluded but a decision has not been rendered.  We will continue to defend this matter vigorously.  The range of loss, if any, is not reasonably estimable at this time.  We do not believe, however, that it will have a material adverse effect on our financial position, results of operations or cash flows.

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

Please see the discussion under Part II, Item 1, Legal Proceedings, regarding a hearing scheduled for February 9, 2015 in the matter of State-Boston Retirement System v. Wildrick, et al. and the ability for shareholders of Men’s Wearhouse to file objections with the Court prior thereto.

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

On June 18, 2014, we acquired all of the outstanding common stock of Jos. A. Bank, a men’s specialty apparel retailer, for $65.00 net per share in cash, or total consideration of approximately $1.8 billion.  The acquisition was funded primarily by a $1.1 billion term loan facility, the issuance of $600.0 million in unsecured senior notes and borrowings under an asset-based credit facility.  Borrowings under the ABL Facility were subsequently repaid in full promptly following the closing of the Jos. A. Bank acquisition using the cash acquired from Jos. A. Bank.

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

We conduct our retail segment as a specialty apparel retailer offering suits, suit separates, sport coats, slacks, sportswear, outerwear, dress shirts, shoes and accessories for men, and tuxedo rentals.  We offer our products and services through multiple brands and channels including The Men’s Wearhouse, Men’s Wearhouse and Tux, Jos. A. Bank, Moores Clothing for Men (“Moores”), K&G and the Internet at www.menswearhouse.com, www.josbank.com and www.josephabboud.com.  Our stores are located throughout the United States (“U.S.”) and Canada and carry a wide selection of exclusive and non-exclusive merchandise brands.  In addition, we offer our customers alteration services and most of our K&G stores offer ladies’ career apparel, sportswear, accessories and shoes and children’s apparel.  MW Cleaners is also aggregated in the retail segment, as these operations have not had a significant effect on our revenues or expenses.  MW Cleaners conducts retail dry cleaning, laundry and heirlooming operations in the Houston, Texas area.

The corporate apparel segment includes the results from our corporate apparel and uniform operations conducted by Twin Hill in the U.S. and Dimensions, Alexandra and Yaffy in the United Kingdom (“UK”).  These operations provide corporate clothing uniforms and workwear to workforces through multiple channels including managed corporate accounts, catalogs and the Internet.

Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for additional information and disclosures regarding our reportable segments and the discussion included in “Results of Operations” below.

We have completed our review of strategic alternatives for our K&G operations.  As part of the review, we considered offers to acquire the K&G business, none of which were acceptable.  We have concluded that continuing to operate K&G as a wholly-owned subsidiary of the Company and part of the Company’s overall portfolio will provide the most value to shareholders.

Overview

Highlights of our performance for the quarter ended November 1, 2014, which includes Jos. A. Bank’s results, acquisition and integration costs, non-operating items and purchase accounting adjustments, compared to the quarter ended November 2, 2013 are presented below, followed by a more comprehensive discussion under “Results of Operations”:

•      Revenues for the third quarter of 2014 increased by $241.7 million or 37.3%, to $890.6 million compared to revenues of $648.9 million in the third quarter of 2013.

•      Gross margin for the third quarter of 2014 increased by $75.7 million or 25.8%, to $369.2 million compared to $293.5 million in the third quarter of 2013.  Gross margin as a percentage of total net sales for the third quarter of 2014 was 41.5% compared to 45.2% for the third quarter of 2013.

•      Advertising expense for the third quarter of 2014 increased by $19.4 million to $42.1 million compared to advertising expense of $22.6 million in the third quarter of 2013.  Advertising expense as a percentage of total net sales for the third quarter 2014 was 4.7% compared to 3.5% for the third quarter of 2013.

•      Selling, general and administrative (“SG&A”) expenses for the third quarter of 2014 increased by $71.1 million or 33.7%, to $282.0 million compared to SG&A expenses of $210.9 million in the third quarter of 2013.  SG&A expenses as a percentage of total net sales for the third quarter of 2014 was 31.7% compared to 32.5% for the third quarter of 2013.

•      Results for the third quarter of 2014 include the recognition of $11.8 million of inventory valuation step up for Jos. A. Bank and a $10.6 million charge for tuxedo inventory rationalization, which were recorded within cost of sales as well as $17.0 million of acquisition and integration costs primarily related to Jos. A. Bank recorded within SG&A.

•      Interest expense for the third quarter of 2014 increased by $23.9 million to $25.1 million compared to interest expense of $1.2 million in the third quarter of 2013.  Interest expense as a percentage of total net sales for the third quarter 2014 was 2.8% compared to 0.2% for the third quarter of 2013.

•      Net earnings attributable to common shareholders for the third quarter of 2014 decreased by $31.4 million or 82.2%, to $6.8 million compared to $38.2 million for the third quarter of 2013.

•      Diluted earnings per common share attributable to common shareholders decreased 82.3% to $0.14 per share for the third quarter of 2014 compared to $0.79 per share for the third quarter of fiscal 2013.

Highlights of our performance for the nine months ended November 1, 2014, which includes the results of Jos. A. Bank from June 18, 2014, acquisition and integration costs, non-operating items and purchase accounting adjustments compared to the nine months ended November 2, 2013 are presented below, followed by a more comprehensive discussion under “Results of Operations”:

•      Revenues for the first nine months of 2014 increased by $411.5 million or 21.5%, to $2,324.2 million compared to revenues of $1,912.7 million in the first nine months of 2013.

•      Gross margin for the first nine months of 2014 increased by $130.9 million or 14.9%, to $1,011.1 million compared to $880.2 million in the first nine months of 2013.  Gross margin as a percentage of total net sales for the first nine months of 2014 was 43.5% compared to 46.0% for the first nine months of 2013.

•      Advertising expense for the first nine months of 2014 increased by $40.5 million to $109.1 million compared to advertising expense of $68.6 million in the first nine months of 2013.  Advertising expense as a percentage of total net sales for the first nine months of 2014 was 4.7% compared to 3.6% for the first nine months of 2013.

•      SG&A expenses for the first nine months of 2014 increased by $164.1 million or 26.4%, to $786.9 million compared to SG&A expenses of $622.8 million in the first nine months of 2013.  SG&A expenses as a percentage of total net sales for the first nine months of 2014 was 33.9% compared to 32.6% for the first nine months of 2013.

•      Results for the first nine months of 2014 include the recognition of $17.6 million of inventory valuation step up for Jos. A. Bank and a $10.6 million charge for tuxedo inventory rationalization, which were recorded within cost of sales as well as $86.4 million of acquisition and integration costs primarily related to Jos. A. Bank and other cost reduction initiatives recorded within SG&A.

•      Interest expense for the first nine months of 2014 increased by $37.4 million to $39.5 million compared to interest expense of $2.1 million in the first nine months of 2013.  Interest expense as a percentage of total net sales for first nine months of 2014 was 1.7% compared to 0.1% for the first nine months of 2013.

•      Net earnings attributable to common shareholders for the first nine months of 2014 decreased by $78.7 million or 68.9%, to $35.5 million compared to $114.2 million for the first nine months of 2013.

•      Diluted earnings per common share attributable to common shareholders decreased 67.7% to $0.74 per share for the first nine months of 2014 compared to $2.29 per share for the first nine months of fiscal 2013.

•      During the first nine months of 2014, we paid cash dividends of $26.1 million.

Store data

The following table presents information with respect to retail apparel stores in operation during each of the respective fiscal periods:

	For the Three Months Ended		For the Nine Months Ended		For the Year Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013	February 1, 2014

Stores open at beginning of period:	1,756	1,137	1,124	1,143	1,143
Opened	20	6	45	21	25
Acquired from Jos. A. Bank(1)	—	—	624	—	—
Closed	(16)	(10)	(33)	(31)	(44)
Stores open at end of period	1,760	1,133	1,760	1,133	1,124

Stores open at end of period:
Men’s Wearhouse	686	658	686	658	661
Jos. A. Bank(1)	637	—	637	—	—
Men’s Wearhouse and Tux	223	261	223	261	248
Moores	122	120	122	120	121
K&G	92	94	92	94	94
	1,760	1,133	1,760	1,133	1,124

(1)    Excludes 15 franchise stores.

During the first nine months of 2014, we opened 45 stores (29 Men’s Wearhouse stores, 14 Jos. A. Bank stores (since we acquired Jos. A. Bank on June 18, 2014) and two Moores stores).  We closed 33 stores (25 Men’s Wearhouse and Tux stores, four Men’s Wearhouse stores, two K&G stores, one Jos. A Bank store and one Moores store).

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

Results of Operations

For the Three Months Ended November 1, 2014 compared to the Three Months Ended November 2, 2013

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	For the Three Months Ended (1)
	November 1,	November 2,
	2014	2013
Net sales:
Retail clothing product	71.2%	64.1%
Tuxedo rental services	14.9	18.8
Alteration and other services	5.8	5.8
Total retail sales	92.0	88.7
Corporate apparel clothing product	8.0	11.3
Total net sales	100.0%	100.0%
Cost of sales (2):
Retail clothing product	45.3	43.6
Tuxedo rental services	25.3	15.8
Alteration and other services	71.5	76.0
Occupancy costs	14.0	12.8
Total retail cost of sales	57.7	52.6
Corporate apparel clothing product	68.7	71.9
Total cost of sales	58.6	54.8
Gross margin (2):
Retail clothing product	54.7	56.4
Tuxedo rental services	74.7	84.2
Alteration and other services	28.6	24.0
Occupancy costs	(14.0)	(12.8)
Total retail gross margin	42.3	47.4
Corporate apparel clothing product	31.3	28.1
Total gross margin	41.5	45.2
Advertising expense	4.7	3.5
Selling, general and administrative expenses	31.7	32.5
Operating income	5.1	9.3
Interest income	0.0	0.0
Interest expense	(2.8)	(0.2)
Earnings before income taxes	2.3	9.1
Provision for income taxes	1.5	3.1
Net earnings including non-controlling interest	0.8	5.9
Net earnings attributable to non-controlling interest	0.0	0.0
Net earnings attributable to common shareholders	0.8%	5.9%

(1)    Percentage line items may not sum to totals due to the effect of rounding.

(2)    Calculated as a percentage of related sales.

Total net sales increased $241.7 million or 37.3%, to $890.6 million for the third quarter of 2014 as compared to the third quarter of 2013.

Total retail sales increased $243.6 million or 42.3%, to $819.2 million for the third quarter of 2014 as compared to the third quarter of 2013 due mainly to $233.3 million of net sales from Jos. A. Bank in the third quarter of 2014, as well as increases in retail clothing product revenues of $4.3 million and tuxedo rental services revenues of $5.5 million from our other brands.  The net increase is attributable to the following:

(in millions)	Amount Attributed to
$233.3	Increase in net sales from Jos. A. Bank.
8.5	2.2% increase in comparable sales at Men’s Wearhouse/Men’s Wearhouse and Tux.
5.3	8.8% increase in comparable sales at Moores.
2.9	4.4% increase in comparable sales at K&G.
2.1	Increase from net sales of stores opened in 2013, relocated stores and expanded stores not yet included in comparable sales(1).
8.7	Increase in net sales from new stores opened in 2014(1).
(6.2)	Decrease in net sales resulting from closed stores(1).
(4.1)	Decrease in net sales resulting from change in U.S./Canadian dollar exchange rate.
(6.9)	Other(1).
$243.6	Increase in total retail sales.

(1)    Excludes Jos. A. Bank.

Comparable sales for Men’s Wearhouse/Men’s Wearhouse and Tux, Moores and K&G exclude the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period and include e-commerce net sales.  The inclusion of e-commerce net sales did not have a significant effect on comparable sales.

The increase in comparable sales at Men’s Wearhouse/Men’s Wearhouse and Tux resulted from increased average unit retails (net selling prices) that more than offset decreases in units sold per transaction and average transactions per store for clothing product.  The increase at Moores resulted from increased average unit retails that more than offset a decrease in units sold per transaction while average transactions per store were flat.  The increase at K&G resulted from increased average transactions per store and units sold per transaction that more than offset a decrease in average unit retails.  At Men’s Wearhouse/Men’s Wearhouse and Tux, tuxedo rental service comparable sales increased 5.3% due to an increase in rental rates.

Total corporate apparel clothing product sales decreased $1.9 million for the third quarter of 2014 as compared to the third quarter of 2013.  UK corporate apparel sales decreased $2.4 million due mainly to a lower level of customer-directed new uniform rollouts this year compared to last year, partially offset by the impact of a stronger pound Sterling this year compared to last year.  U.S. corporate apparel sales increased $0.5 million, due primarily to increased sales from existing customer programs.

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

Our total gross margin increased $75.7 million or 25.8%, to $369.2 million in the third quarter of 2014 as compared to the third quarter of 2013.  Total retail segment gross margin increased $73.9 million or 27.1% from the same prior year quarter to $346.8 million in the third quarter of 2014.  The dollar increase in gross margin was primarily driven by $75.9 million of gross margin generated by Jos. A. Bank.  As a result of the purchase price allocation for the Jos. A. Bank acquisition, a preliminary purchase accounting adjustment of $34.4 million was recorded for the step up of inventory to its fair value.  During the third quarter of 2014, $11.8 million of the inventory valuation step up was recognized and negatively impacted gross margin results.  We expect substantially all of the remaining $16.7 million of step up in inventory to be charged to cost of sales in the fourth quarter of 2014.

For the retail segment, total gross margin as a percentage of related sales decreased from 47.4% in the third quarter of 2013 to 42.3% in the third quarter of 2014 driven primarily by lower gross margin as a percentage of sales for Jos. A. Bank, which includes the recognition of a portion of the inventory step up at Jos. A. Bank, partially offset by a higher retail clothing product gross margin rate at our other brands primarily due to increased average unit retails.   In addition, retail segment gross margin was impacted by a decrease in the tuxedo rental services gross margin rate primarily due to a $10.6 million charge to rationalize our tuxedo inventory to allow for more productive rental styles, as well as increased royalty expenses.

Occupancy costs increased $40.9 million primarily due to Jos. A. Bank occupancy costs.  Occupancy costs as a percentage of retail sales, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, increased from 12.8% to 14.0% for the third quarter of 2014 compared to the third quarter of 2013, primarily due to the impact of Jos A. Bank’s occupancy costs, which are higher as a percentage of sales than our other brands.

Corporate apparel gross margin increased $1.8 million or 8.7% in the third quarter of 2014.  For the corporate apparel segment, total gross margin as a percentage of related sales increased from 28.1% in the third quarter of 2013 to 31.3% in the third quarter of 2014 primarily due to favorable currency impacts and changes in the sales mix at our UK operations.

Advertising expense increased to $42.1 million in the third quarter of 2014 from $22.6 million in the third quarter of 2013, an increase of $19.4 million or 85.9%.  The increase was primarily due to Jos. A. Bank advertising costs.  As a percentage of total net sales, advertising expense increased from 3.5% in the third quarter of 2013 to 4.7% in the third quarter of 2014.

SG&A expenses increased to $282.0 million in the third quarter of 2014 from $210.9 million in the third quarter of 2013, an increase of $71.1 million or 33.7%.  The dollar increase in SG&A expenses was driven by an increase in expenses related to acquisition, integration and non-operating costs and Jos. A. Bank operating expenses, which includes amortization of intangible assets recorded in connection with the Jos. A. Bank acquisition.  As a percentage of total net sales, these expenses decreased from 32.5% in the third quarter of 2013 to 31.7% in the third quarter of 2014.  The components of this 0.8% net decrease in SG&A expenses as a percentage of total net sales and the related absolute dollar changes were as follows:

%	Attributed to
(0.1)

Decrease in store salaries as a percentage of sales from 12.0% in the third quarter of 2013 to 11.9% in the third quarter of 2014. Store salaries on an absolute dollar basis increased $27.6 million primarily due to the impact of Jos. A. Bank store salaries.

0.7

Increase in acquisition, integration and non-operating costs as a percentage of sales from 1.2% in the third quarter of 2013 to 1.9% in the third quarter of 2014. For the third quarter of 2014 these costs totaled $17.0 million, related primarily to Jos. A. Bank acquisition and integration costs. For the third quarter of 2013 such costs totaled $7.5 million consisting of acquisition and integration costs related to JA Holding, costs related to strategic projects, separation costs associated with former executives and store related closure costs, partially offset by a gain of $2.2 million on the sale of an office building.

0.3

Increase in amortization of intangible assets as a percentage of sales from 0.1% in the third quarter of 2013 to 0.4% in the third quarter of 2014. Amortization of intangible assets on an absolute dollar basis increased $2.7 million primarily due to intangible assets recorded in connection with the Jos. A. Bank acquisition.

(1.7)

Decrease in other SG&A expenses as a percentage of sales from 19.2% in the third quarter of 2013 to 17.5% in the third quarter of 2014. On an absolute dollar basis, other SG&A expenses increased $31.3 million primarily due to the inclusion of Jos. A. Bank’s other SG&A expenses partially offset by decreases in employee related and non-store payroll costs.

(0.8)%	Total

In the retail segment, SG&A expenses as a percentage of related net sales decreased from 33.8% in the third quarter of 2013 to 32.4% in the third quarter of 2014.  On an absolute dollar basis, retail segment SG&A expenses increased $70.6 million primarily due to acquisition, integration and non-operating costs and operating expenses for Jos. A. Bank, which includes amortization of intangible assets recorded in connection with the Jos. A. Bank acquisition.

In the corporate apparel segment, SG&A expenses as a percentage of related net sales increased from 21.9% in the third quarter of 2013 to 23.2% in the third quarter of 2014.  On an absolute dollar basis, corporate apparel segment SG&A expenses increased $0.5 million.

Interest expense increased to $25.1 million in the third quarter of 2014 from $1.2 million in the third quarter of 2013 due to interest incurred on borrowings entered into in connection with the Jos. A. Bank transaction.

Our effective income tax rate increased from 34.6% for the third quarter of 2013 to 65.3% for the third quarter of 2014 primarily because certain Jos. A. Bank transaction costs may not be deductible.

These factors resulted in net earnings attributable to common shareholders of $6.8 million for the third quarter of 2014 compared with net earnings of $38.2 million for the third quarter of 2013.

For the Nine Months Ended November 1, 2014 compared to the Nine Months Ended November 2, 2013

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	For the Nine Months Ended (1)
	November 1,	November 2,
	2014	2013
Net sales:
Retail clothing product	68.8%	65.3%
Tuxedo rental services	17.0	19.3
Alteration and other services	5.8	5.9
Total retail sales	91.6	90.4
Corporate apparel clothing product	8.4	9.6
Total net sales	100.0%	100.0%
Cost of sales (2):
Retail clothing product	45.2	43.6
Tuxedo rental services	19.0	15.3
Alteration and other services	72.1	76.3
Occupancy costs	13.3	12.6
Total retail cost of sales	55.3	52.3
Corporate apparel clothing product	69.5	69.9
Total cost of sales	56.6	54.0
Gross margin (2):
Retail clothing product	54.8	56.4
Tuxedo rental services	81.0	84.7
Alteration and other services	27.9	23.7
Occupancy costs	(13.3)	(12.6)
Total retail gross margin	44.7	47.7
Corporate apparel clothing product	30.5	30.1
Total gross margin	43.6	46.0
Advertising expense	4.7	3.6
Selling, general and administrative expenses	33.9	32.6
Goodwill impairment charge	0.0	0.5
Operating income	5.0	9.4
Interest income	0.0	0.0
Interest expense	(1.7)	(0.1)
Loss on extinguishment of debt	(0.1)	—
Earnings before income taxes	3.2	9.3
Provision for income taxes	1.6	3.3
Net earnings including non-controlling interest	1.5	6.0
Net earnings attributable to non-controlling interest	0.0	0.0
Net earnings attributable to common shareholders	1.5%	6.0%

(1)             Percentage line items may not sum to totals due to the effect of rounding.

(2)             Calculated as a percentage of related sales.

Total net sales increased $411.5 million or 21.5%, to $2,324.2 million for the first nine months of 2014 as compared to the first nine months of 2013.

Total retail sales increased $400.1 million or 23.1%, to $2,129.2 million for the first nine months of 2014 as compared to the first nine months of 2013 due mainly to $347.0 million of net sales from Jos. A. Bank since the date of acquisition as well as increases in retail clothing product revenues of $31.5 million and tuxedo rental services revenues of $19.6 million from our other brands.  The net increase is attributable to the following:

(in millions)	Amount Attributed to
$347.0	Increase in net sales from Jos. A. Bank since date of acquisition.
36.5	3.1% increase in comparable sales at Men’s Wearhouse/Men’s Wearhouse and Tux.
14.9	8.6% increase in comparable sales at Moores.
6.3	2.7% increase in comparable sales at K&G.
15.2	Increase from net sales of stores opened in 2013, relocated stores and expanded stores not yet included in comparable sales(1).
14.8	Increase in net sales from new stores opened in 2014(1).
(20.4)	Decrease in net sales resulting from closed stores(1).
(11.7)	Decrease in net sales resulting from change in U.S./Canadian dollar exchange rate.
(2.5)	Other(1).
$400.1	Increase in total retail sales.

(1)             Excludes Jos. A. Bank.

Comparable sales for Men’s Wearhouse/Men’s Wearhouse and Tux, Moores and K&G exclude the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period and include e-commerce net sales.  The inclusion of e-commerce net sales did not have a significant effect on comparable sales.

The increase in comparable sales at Men’s Wearhouse/Men’s Wearhouse and Tux resulted from increased average transactions per store for clothing product that more than offset a decrease in units sold per transaction and average unit retails.  The increase at Moores resulted from increased average unit retails, average transactions per store and units sold per transaction.  The increase at K&G resulted from increased units sold per transaction and average transactions per store that more than offset a decrease in average unit retails.  At Men’s Wearhouse/Men’s Wearhouse and Tux, tuxedo rental service comparable sales increased 6.4% due to both an increase in units rented and rental rates.

Total corporate apparel clothing product sales increased $11.4 million for the first nine months of 2014 as compared to the first nine months of 2013.  UK corporate apparel sales increased $9.5 million due to the impact of a stronger pound Sterling this year compared to last year.  U.S. corporate apparel sales increased $1.9 million, due primarily to increased sales from existing customer programs.

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

Our total gross margin increased $130.9 million or 14.9%, to $1,011.1 million in the first nine months of 2014 as compared to the first nine months of 2013.  Total retail segment gross margin increased $126.6 million or 15.4% from the same period last year to $951.6 million in the first nine months of 2014.  The dollar increase in gross margin was primarily driven by $107.8 million of gross margin generated by Jos. A. Bank as well as by higher sales from our other brands.  The gross margin attributable to Jos. A. Bank was impacted by a $17.6 million preliminary purchase accounting adjustment related to the step up of inventory to its fair value.  We expect substantially all of the remaining $16.7 million of step up in inventory to be charged to cost of sales in the fourth quarter of 2014.

For the retail segment, total gross margin as a percentage of related sales decreased from 47.7% in the first nine months of 2013 to 44.7% in the first nine months of 2014 driven primarily by lower gross margin as a percentage of sales for Jos. A. Bank, which includes the recognition of a portion of the inventory step up at Jos. A. Bank and a slight decrease in retail clothing product gross margin rate at our other brands primarily due to promotional events.   In addition, retail segment gross margin was impacted by a decrease in the tuxedo rental services gross margin rate primarily due to a $10.6 million charge to rationalize our tuxedo inventory to allow for more productive rental styles, as well as increased royalty expenses.

Occupancy costs increased $65.1 million primarily due to Jos. A. Bank occupancy costs as well as the impact of new Men’s Wearhouse store openings.  Occupancy costs as a percentage of retail sales, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, increased from 12.6% to 13.3% for the first nine months of 2014 compared to the first nine months of 2013, primarily due to the impact of Jos A. Bank’s occupancy costs, which are higher as a percentage of sales than our other brands.

Corporate apparel gross margin increased $4.3 million or 7.7% for the first nine months of 2014.  For the corporate apparel segment, total gross margin as a percentage of related sales increased from 30.1% in the first nine months of 2013 to 30.5% in the first nine months of 2014 primarily due to favorable currency impacts at our UK operations.

Advertising expense increased to $109.1 million in first nine months of 2014 from $68.6 million in the first nine months of 2013, an increase of $40.5 million or 59.0%.  The increase was primarily driven by Jos. A. Bank advertising costs as well as advertising expense related to the ongoing rollout of Joseph Abboud® merchandise.  As a percentage of total net sales, advertising expense increased from 3.6% in the first nine months of 2013 to 4.7% in the first nine months of 2014.

SG&A expenses increased to $786.9 million in the first nine months of 2014 from $622.8 million in the first nine months of 2013, an increase of $164.1 million or 26.4%.  The dollar increase in SG&A expenses was driven by an increase in expenses related to acquisition, integration and non-operating costs and other cost reduction initiatives, as well as Jos. A. Bank operating expenses, which includes amortization of intangible assets recorded in connection with the Jos. A. Bank acquisition.  As a percentage of total net sales, these expenses increased from 32.6% in the first nine months of 2013 to 33.9% in the first nine months of 2014.  The components of this 1.3% net increase in SG&A expenses as a percentage of total net sales and the related absolute dollar changes were as follows:

%	Attributed to
(0.3)

Decrease in store salaries as a percentage of sales from 12.3% in the first nine months of 2013 to 12.0% in the first nine months of 2014. Store salaries on an absolute dollar basis increased $44.0 million primarily due to the impact of Jos. A. Bank store salaries.

3.2

Increase in acquisition, integration and non-operating costs as a percentage of sales from 0.5% in the first nine months of 2013 to 3.7% in the first nine months of 2014. For the first nine months of 2014 these costs totaled $86.4 million, related primarily to Jos. A. Bank acquisition and integration costs and other cost reduction initiatives. For the first nine months of 2013 such costs totaled $10.4 million consisting of acquisition and integration costs related to JA Holding, costs related to strategic projects, separation costs associated with former executives and store related closure costs, partially offset by a gain of $2.2 million on the sale of an office building.

0.2

Increase in amortization of intangible assets as a percentage of sales from 0.1% in the first nine months of 2013 to 0.3% in the first nine months of 2014. Amortization of intangible assets on an absolute dollar basis increased $4.0 million primarily due to intangible assets recorded in connection with the Jos. A. Bank acquisition.

(1.8)

Decrease in other SG&A expenses as a percentage of sales from 19.6% in the first nine months of 2013 to 17.8% in the first nine months of 2014. On an absolute dollar basis, other SG&A expenses increased $40.1 million primarily due to the inclusion of Jos. A. Bank’s other SG&A expenses partially offset by decreases in employee related and non-store payroll costs.

1.3%	Total

In the retail segment, SG&A expenses as a percentage of related net sales increased from 33.9% in the first nine months of 2013 to 34.7% in the first nine months of 2014.  On an absolute dollar basis, retail segment SG&A expenses increased $162.0 million primarily due to acquisition, integration and non-operating costs, operating expenses for Jos. A. Bank, which includes amortization of intangible assets recorded in connection with the Jos. A. Bank acquisition and other cost reduction initiatives.

In the corporate apparel segment, SG&A expenses as a percentage of related net sales decreased from 25.5% in the first nine months of 2013 to 25.1% in the first nine months of 2014.  On an absolute dollar basis, corporate apparel segment SG&A expenses increased $2.1 million primarily due to higher UK operating expenses driven by the impact of foreign currency.

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

Interest expense increased to $39.5 million in the first nine months of 2014 from $2.1 million in the first nine months of 2013 due to interest incurred on borrowings entered into in connection with the Jos. A. Bank transaction.

Our effective income tax rate increased from 35.6% for the first nine months of 2013 to 51.5% for the first nine months of 2014 primarily because certain Jos. A. Bank transaction costs may not be deductible.

These factors resulted in net earnings attributable to common shareholders of $35.5 million for the first nine months of 2014 compared with net earnings of $114.2 million for the first nine months of 2013.

Liquidity and Capital Resources

At November 1, 2014, November 2, 2013 and February 1, 2014, cash and cash equivalents totaled $64.7 million, $64.8 million and $59.3 million, respectively, and working capital of $772.5 million, $509.3 million and $479.8 million, respectively.  The increase in working capital of $292.7 million at November 1, 2014 compared to February 1, 2014 is due mainly to the acquisition of Jos. A. Bank.  Our primary sources of working capital are cash flows from operations and available borrowings under our financing arrangements, as described below.

On June 18, 2014, we entered into a term loan credit agreement, which provides for a senior secured term loan in the aggregate principal amount of $1.1 billion (the “Term Loan”), and a $500.0 million asset-based revolving credit agreement (the “ABL Facility”, and together with the Term Loan, the “Credit Facilities”) with certain of our U.S. subsidiaries and Moores the Suit People Inc., one of our Canadian subsidiaries, as co-borrowers.  In addition, we issued $600.0 million in aggregate principal amount of 7.00% Senior Notes due 2022 (the “Senior Notes”).

We used the net proceeds from the Term Loan, the offering of the Senior Notes and the net proceeds from $340.0 million drawn on the ABL Facility to pay the approximately $1.8 billion purchase price for the acquisition of Jos. A. Bank and to repay all our obligations under our Third Amended and Restated Credit Agreement, dated as of April 12, 2013 (as amended the “Previous Credit Agreement”), including $95.0 million outstanding under our previous term loan as well as settlement of the interest rate swap associated with such term loan.  The loans under the ABL Facility were subsequently repaid in full promptly following the closing of the Jos. A. Bank acquisition using the cash acquired from Jos. A. Bank.

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

The Credit Facilities contain customary non-financial covenants and the respective obligations under the Credit Facilities are secured on a senior basis by a first priority lien on substantially all of the assets of the Company, certain of its U.S. subsidiaries and, in the case of the ABL Facility, Moores The Suit People Inc. The Credit Facilities and the related guarantees and security interests granted thereunder are senior secured obligations of, and will rank equally with all present and future senior indebtedness of, the Company, the co-borrowers and the respective guarantors.  The Credit Facilities contain customary non-financial covenants, with respect to which we were in compliance as of November 1, 2014.

We utilize letters of credit primarily to secure inventory purchases and as collateral for workers compensation claims.  Except for letters of credit totaling approximately $18.8 million issued and outstanding, no amounts were drawn on the ABL Facility as of November 1, 2014 and we have approximately $446.6 million of borrowing availability under the ABL Facility as of November 1, 2014.

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

We have also entered into a registration rights agreement regarding the Senior Notes pursuant to which we agreed, among other things, to use our commercially reasonable efforts to consummate an exchange offer of the Senior Notes for substantially identical notes registered under the Securities Act of 1933, as amended, on or before July 13, 2015.

Cash flow activities

Operating activities — Our primary source of operating cash flow is from sales to our customers.  Our primary uses of cash include clothing product inventory and tuxedo rental product purchases, personnel related expenses, occupancy costs, advertising costs, income tax payments, and in 2014, acquisition and integration costs for Jos. A. Bank.  Our operating activities provided net cash of $59.0 million in the first nine months of 2014, due mainly to net earnings, adjusted for non-cash charges, an increase in accounts payable, accrued expenses and other current liabilities, offset by increases in inventories and tuxedo rental product.

•                  The increase in accounts payable, accrued expenses and other current liabilities was primarily due to the timing of vendor payments for inventory and tuxedo product purchases.

•                  Inventories increased primarily due to inventory builds for fourth quarter retail sales as well as the impact of Jos. A. Bank stores since the date of acquisition and customer rollouts of corporate apparel uniform programs scheduled for the end of 2014.

•                  Tuxedo rental product increased from purchases of new product offerings and replenishment product to support the continued growth of our tuxedo rental business.

During the first nine months of 2013, our operating activities provided net cash of $159.4 million, due mainly to net earnings, adjusted for non-cash charges, and an increase in accounts payable, accrued expenses and other current liabilities, offset by increases in accounts receivable, inventories and tuxedo rental product.

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

Investing activities — Our cash outflows from investing activities are primarily for capital expenditures, and in 2014, the acquisition of Jos. A. Bank, and, in 2013, the acquisition of JA Holding.  During the first nine months of 2014 and 2013, our investing activities used net cash of $1,563.6 million and $173.1 million, respectively.  The increase in cash used in investing activities was primarily driven by the acquisition of Jos. A. Bank.  Our capital expenditures relate to costs incurred for stores opened, remodeled or relocated during the period or under construction at the end of the period, office and distribution facility additions and infrastructure technology investments.

Financing activities — During the first nine months of 2014, our financing activities provided cash of $1,511.4 million compared to cash used in financing activities for the first nine months of 2013 of $74.9 million.  The net change of $1,586.3 million was primarily driven by borrowings on our Term Loan and the issuance of the Senior Notes for the acquisition of Jos. A. Bank.  Our cash outflows from financing activities consist primarily of repayment of borrowings under our ABL Facility and previous term loan, payment of deferred financing costs related to our Credit Facilities and cash dividend payments and, in 2013, repurchases of common stock, while cash inflows from financing activities consist primarily of proceeds from the issuance of debt and common stock.

Dividends — Cash dividends paid were approximately $26.1 million and $27.0 million for the first nine months of 2014 and 2013, respectively.  During each of the quarters ended November 1, 2014 and November 2, 2013, we declared quarterly dividends of $0.18 per share.

Future sources and uses of cash

Our primary uses of cash are to finance working capital requirements of our operations and to repay our indebtedness.  In addition, we will use cash to fund capital expenditures, income taxes, dividend payments, operating leases and various other commitments and obligations, as they arise.

Capital expenditures are anticipated to be in the range of $95.0 to $105.0 million for 2014.  This amount includes the costs of opening approximately 40 to 42 new Men’s Wearhouse stores, 15 to 20 new Jos. A. Bank stores (since we acquired Jos. A. Bank on June 18, 2014) and three new Moores stores and to expand and/or relocate approximately 15 existing Men’s Wearhouse stores, one existing Jos. A. Bank store and one existing Moores stores.  During the first nine months of 2014, we opened 45 stores (29 Men’s Wearhouse stores, 14 Jos. A. Bank stores since June 18, 2014 and two Moores stores).  Capital expenditures for 2014 also included amounts for telecommunications, point-of-sale and other computer equipment and systems, store relocations, remodeling and expansion, distribution and office facilities and investment in other corporate assets and integration projects related to Jos. A. Bank.  The actual amount of future capital expenditures will depend in part on the number of new stores opened and the terms on which new stores are leased, as well as on industry trends consistent with our anticipated operating plans.

Additionally, market conditions may produce attractive opportunities for us to make acquisitions.  Any such acquisitions may be undertaken as an alternative to opening new stores.  We may use cash on hand, together with cash flow from operations, borrowings under our Credit Facilities and issuances of debt or equity securities, to take advantage of any acquisition opportunities.

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

Contractual Obligations

Our contractual obligations reflected in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014 have materially changed as a result of the acquisition of Jos. A. Bank.  Our contractual obligations increased for principal and interest payments on the debt issued in connection with financing the acquisition.  Our balance of total long-term debt (including interest) increased to $2,371.7 million as of November 1, 2014 as compared to $107.5 million as of February 1, 2014.  Principal and interest payments associated with our long-term debt are expected to total $38.3 million for the remainder of fiscal year 2014, $102.7 million for fiscal year 2015, $102.4 million for fiscal year 2016, $116.9 million for fiscal year 2017, $101.2 million for fiscal year 2018 and $1,910.2 million for fiscal years beyond 2018.  In addition, as a result of the Jos. A. Bank acquisition, our contractual obligations related to operating lease payments have also increased.  Such future lease commitments for Jos. A. Bank totaled approximately $474.4 million as of November 1, 2014.

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

Business Combinations-Purchase Price Allocation - For the Jos. A. Bank transaction, we allocated the purchase price to the various tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values, which are preliminary as of November 1, 2014.  Determining the fair value of certain assets and liabilities acquired is subjective in nature and often involves the use of significant estimates and assumptions, which are inherently uncertain.  Many of the estimates and assumptions used to determine fair values, such as those used for intangible assets are made based on forecasted information and discount rates.  To assist in the purchase price allocation process, as well as the estimate of remaining useful lives of acquired assets, we engaged a third-party appraisal firm.  In addition, the judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations.

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

In conjunction with the Jos. A. Bank acquisition, we entered into new financing arrangements and repaid amounts existing under our Previous Credit Agreement.  Refer to Note 4 of Notes to Condensed Consolidated Financial Statements.  Borrowings under our Credit Facilities generally bear interest at a rate based on LIBOR plus an applicable margin.  As such, our Credit Facilities expose us to market risk for changes in interest rates.  As of November 1, 2014, approximately 35% of our total debt was at a fixed rate, with the remainder at variable rates.  However, certain terms of our Term Loan limit our exposure to short-term interest rate fluctuations, specifically the existence of a LIBOR floor of 1% per annum.  As current monthly LIBOR rates are significantly below the LIBOR floor of 1% per annum, the Term Loan effectively has a fixed interest rate unless monthly LIBOR rates were to increase above the floor of 1%.   As such, as of November 1, 2014, the effect of a 75 basis point change in current monthly LIBOR rates would not impact the interest expense on our Term Loan.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended November 1, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

A former licensee of JA Apparel Corp., a subsidiary of JA Holding (“JA Apparel”), initiated an arbitration proceeding against JA Apparel under license agreements which the former licensee terminated.  The former licensee alleges that JA Apparel breached the license agreements for the manufacture of certain Joseph Abboud® branded merchandise.  We do not believe that JA Apparel breached the license agreements and we believe that the former licensee wrongfully terminated the license agreements.  The arbitration proceedings have concluded but a decision has not been rendered.  We will continue to defend this matter vigorously.  The range of loss, if any, is not reasonably estimable at this time.  We do not believe, however, that it will have a material adverse effect on our financial position, results of operations or cash flows.

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

On January 29, 2014, a then-stockholder of Jos. A. Bank brought a lawsuit in the Court of Chancery of the State of Delaware (the “Delaware Court”) entitled State-Boston Retirement System v. Wildrick, et al., Del. Ch. No. 9291-VCL (the “Lawsuit”), alleging that the Board of Directors of Jos. A. Bank was improperly failing to consider a takeover bid by Men’s Wearhouse and was thereby seeking to “entrench” itself.  Neither Men’s Wearhouse nor any of its directors was named as a defendant in the lawsuit.  Plaintiff sought injunctive relief (i) compelling the Jos. A. Bank Board to redeem or invalidate Jos. A. Bank’s poison pill, and (ii) preventing the members of the Jos. A. Bank Board from continuing to breach their fiduciary duties by refusing to negotiate with Men’s Wearhouse and by instead pursuing a potentially harmful alternative acquisition.  On March 11, 2014, Men’s Wearhouse entered into an Agreement and Plan of Merger with Jos. A. Bank pursuant to which, on June 18, 2014, Men’s Wearhouse acquired all of the issued and outstanding shares of common stock of Jos. A. Bank for $65.00 net per share in cash.  On August 19, 2014, the Delaware Court granted a Stipulation and Order dismissing the Lawsuit as moot.  Plaintiff’s counsel in the Lawsuit demanded an award of attorney’s fees, and after negotiation, Men’s Wearhouse has agreed to pay fees and expenses of $0.4 million, subject to approval of the Delaware Court.  The Delaware Court has scheduled a hearing on plaintiff’s application for attorney’s fees for February 9, 2015 at 10:00 a.m., and has ordered that any shareholder of Men’s Wearhouse who objects to the payment of fees file its objection with the Delaware Court on or before January 23, 2015.  Any shareholder seeking additional information concerning this matter should contact Ken Nachbar, of Morris, Nichols, Arsht & Tunnell LLP, via electronic mail at knachbar@mnat.com.

In addition, we are involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of our business.  Management does not believe that any of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A — RISK FACTORS

For a more detailed explanation of the factors affecting our business, please refer to the Risk Factors section in the Form 10-K for the fiscal year ended February 1, 2014.  Except as described in Part 1A of our Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2014, as filed with the Securities and Exchange Commission on September 11, 2014 and which is incorporated herein by reference, there has not been a material change to the risk factors set forth in the Form 10-K for the fiscal year ended February 1, 2014.

ITEM 6 — EXHIBITS

(a)          Exhibits.

Exhibit Number		Exhibit Index

10.1	—

Form of Deferred Stock Unit Award Agreement (for senior executive officers, including named executive officers) under The Men’s Wearhouse, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 16, 2014).

10.2	—	Form of Performance Unit Award Agreement (for senior executive officers, including named executive officers) under The Men’s Wearhouse, Inc. 2004 Long-Term Incentive Plan [corrected] (filed herewith).
10.3	—

Form of Nonqualified Stock Option Award Agreement (for senior executive officers, including named executive officers) under The Men’s Wearhouse, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on September 16, 2014).

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

The following financial information from The Men’s Wearhouse, Inc.’s Quarterly Report on Form 10-Q for the three and nine months ended November 1, 2014, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

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

Dated: December 11, 2014	THE MEN’S WEARHOUSE, INC.

	By	/s/ JON W. KIMMINS
Jon W. Kimmins
Executive Vice President, Chief Financial Officer, Treasurer and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number		Exhibit Index

10.1	—

Form of Deferred Stock Unit Award Agreement (for senior executive officers, including named executive officers) under The Men’s Wearhouse, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 16, 2014).

10.2	—	Form of Performance Unit Award Agreement (for senior executive officers, including named executive officers) under The Men’s Wearhouse, Inc. 2004 Long-Term Incentive Plan [corrected] (filed herewith).
10.3	—

Form of Nonqualified Stock Option Award Agreement (for senior executive officers, including named executive officers) under The Men’s Wearhouse, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on September 16, 2014).

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

The following financial information from The Men’s Wearhouse, Inc.’s Quarterly Report on Form 10-Q for the three and nine months ended November 1, 2014, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

† This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section.  Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.