Form 10-K
period 2015-01-31
MENS WEARHOUSE INC
filed 2015-03-27
CIK 884217

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2015
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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of shares of common stock on the New York Stock Exchange on August 2, 2014, was approximately $2,466.1 million.

The number of shares of common stock of the registrant outstanding on March 17, 2015 was 48,135,587 excluding 129,095 shares classified as Treasury Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated as to
Notice and Proxy Statement for the Annual Meeting of Shareholders scheduled to be held July 1, 2015	Part III: Items 10, 11, 12, 13 and 14

FORM 10-K REPORT INDEX

Forward-Looking and Cautionary Statements

Certain statements made in this Annual Report on Form 10-K and in other public filings and press releases by the Company (as defined below) contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) that involves risk and uncertainty. These forward-looking statements may include, but are not limited to, references to, sales, earnings, margins, costs, number and costs of store openings, future capital expenditures, acquisitions, synergies, demand for clothing, market trends in the retail and corporate apparel clothing business, currency fluctuations, inflation and various economic and business trends. Forward-looking statements may be made by management orally or in writing, including, but not limited to, Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K and other sections of our filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended and the Securities Act of 1933, as amended.

Forward-looking statements are not guarantees of future performance and a variety of factors could cause actual results to differ materially from the anticipated or expected results expressed in or suggested by these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to: actions by governmental entities; domestic and international economic activity and inflation; success, or lack thereof, in executing our internal operating plans and new store and new market expansion plans, as well as integration of acquisitions including Jos. A. Bank Clothiers, Inc.; performance issues with key suppliers; disruption in buying trends due to homeland security concerns; severe weather; foreign currency fluctuations; government export and import policies; advertising or marketing activities of competitors; and legal proceedings. Future results will also be dependent upon our ability to continue to identify and complete successful expansions and penetrations into existing and new markets and our ability to integrate such expansions with our existing operations.

These forward-looking statements are based upon management's current beliefs or expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies and third party approvals, many of which are beyond our control. Refer to "Risk Factors" contained in Part I of this Annual Report on Form 10-K for a more complete discussion of these and other factors that might affect our performance and financial results. These forward-looking statements are intended to convey the Company's expectations about the future, and speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statement that may be made from time to time, whether as a result of new information, future developments or otherwise.

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

On June 18, 2014, the Company acquired Jos. A. Bank Clothiers, Inc. ("Jos. A. Bank"), a men's specialty apparel retailer with 624 retail stores (excluding 15 franchise stores) across the United States ("U.S."), for total consideration of approximately $1.8 billion. For additional information, refer to Note 2, "Acquisitions", to our consolidated financial statements included in this Annual Report on Form 10-K.

Unless the context otherwise requires, "Company", "we", "us" and "our" refer to The Men's Wearhouse, Inc. and its subsidiaries. References herein to years are to the Company's 52-week or 53-week fiscal year, which ends on the Saturday nearest January 31 in the following calendar year. The periods presented in these financial statements are the fiscal years ended January 31, 2015 ("fiscal 2014"), February 1, 2014 ("fiscal 2013") and February 2, 2013 ("fiscal 2012"). Each of these periods had 52 weeks, except for fiscal 2012, which consisted of 53 weeks.

Our Brands and Products

We are the largest specialty retailer of men's suits and the largest provider of tuxedo rental product in the U.S. and Canada. At January 31, 2015, we operated a total of 1,758 retail stores, with 1,635 stores in the U.S. and Puerto Rico as well as 123 stores in Canada. Our U.S. retail stores are operated under the brand names of Men's Wearhouse (698 stores), Men's Wearhouse and Tux (210 stores), Jos. A. Bank (636 stores, excluding 15 franchise stores) and K&G (91 stores) in 50 states, the District of Columbia and Puerto Rico. Our Canadian stores are operated under the brand name of Moores (123 stores) in ten provinces. In addition, at January 31, 2015, we operated 34 retail dry cleaning, laundry and heirlooming facilities through MW Cleaners in Texas. On August 6, 2013, we acquired JA Holding, Inc. ("JA Holding"), the parent company of the American clothing brand Joseph Abboud® and a U.S. tailored clothing factory, for $94.9 million in cash consideration. These operations comprise our retail segment.

Additionally, we operate two corporate apparel providers—our UK-based holding company operations, the largest provider in the United Kingdom ("UK"), under the Dimensions, Alexandra and Yaffy brands, and our Twin Hill operations in the U.S. These operations provide corporate clothing uniforms and workwear to workforces through multiple channels including managed corporate accounts, catalogs and the internet. We initially acquired 86% of the UK-based holding company in 2010. Certain previous shareholders of Dimensions controlled 14% of the UK-based holding company and on September 26, 2014, we purchased the 14% non-controlling interest for total consideration of approximately $6.7 million. These operations comprise our corporate apparel segment.

For information on store closings and openings, see "Item 6. Selected Financial Data" in this Annual Report on Form 10-K. Financial information concerning business segments and geographic area is contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and under Note 16 to our consolidated financial statements both included in this Annual Report on Form 10-K.

Retail Segment

  Overview

In our retail segment, we offer our products and services through our four retail merchandising brands—Men's Wearhouse/Men's Wearhouse and Tux, Jos. A. Bank, Moores and K&G—and the internet at www.menswearhouse.com, www.josbank.com, and www.josephabboud.com. Our stores are located throughout the U.S. and Canada and carry a wide selection of exclusive and non-exclusive merchandise brands. MW Cleaners is also included in the retail segment as these operations have not had a significant effect on our revenues or expenses. Also, as a result of our acquisition of JA Holding, we operate a factory located in New Bedford, Massachusetts that manufactures quality U.S. made tailored clothing including designer suits, tuxedos, sport coats and slacks which we sell in our Men's Wearhouse stores and at www.josephabboud.com.

Men's attire is characterized by infrequent and more predictable fashion changes. Therefore, we believe we are not as exposed to trends typical of more fashion-forward apparel retailers where significant markdowns to move out-of-style merchandise are more common. However, our concentration in men's attire causes our sales to be impacted by macroeconomic trends, particularly unemployment levels and consumer confidence.

  Men's Wearhouse/Men's Wearhouse and Tux

The Men's Wearhouse targets the male consumer (25 to 55 years old) by providing a superior level of customer service and offering a broad selection of exclusive and non-exclusive merchandise brands at regular and sale prices we believe are competitive with specialty and traditional department stores. Our merchandise includes suits, suit separates, sport coats, slacks, formalwear, business casual, sportswear, outerwear, dress shirts, shoes and accessories in classic, modern and slim fits and in a wide range of sizes including a significant selection of "Big and Tall" product. We also offer a full selection of tuxedo rental product. We believe our tuxedo rental program broadens our customer base by drawing first-time and younger customers into our stores; accordingly, our offering includes an expanded merchandise assortment including dress and casual apparel targeted toward the younger customer.

At January 31, 2015, we operated 698 Men's Wearhouse retail apparel stores (including nine outlet stores) in 50 states, the District of Columbia and Puerto Rico. These stores are referred to as "Men's Wearhouse stores" or "full line stores" that offer a full selection of retail merchandise and tuxedo rental product. Men's Wearhouse stores are primarily located in regional strip and specialty retail shopping centers or in freestanding buildings as we believe that men prefer direct and easy store access that enables our customers to park near the entrance of the store.

At January 31, 2015, we also operated another 210 stores in 33 states branded as Men's Wearhouse and Tux. These stores are referred to as "rental stores" and offer a full selection of tuxedo rental product and a limited selection of retail merchandise and are located primarily in regional malls and lifestyle centers. During fiscal 2014, we closed 38 Men's Wearhouse and Tux stores as we continued to experience a consumer driven shifting of rental revenues from the rental stores to our full line stores located one mile or less in proximity.

  Jos. A. Bank

Jos. A. Bank targets the male career professional (35 to 59 years old) emphasizing high quality tailored and business casual clothing and accessories, substantially all of which is sold under the exclusive Jos. A. Bank label. Jos. A. Bank merchandise consists of suits, suit separates, sport coats, slacks, formalwear, business casual, sportswear, outerwear, dress shirts, shoes and accessories in primarily traditional styles and in a wide range of sizes including a selection of "Big and Tall" product. We also offer tuxedo rentals at all of our Jos. A. Bank stores. On September 3, 2014, we announced the early termination of an agreement between Jos. A. Bank and Jim's Formal Wear, effective December 31, 2014, which allowed us to leverage our existing tuxedo rental inventory to serve the Jos. A. Bank tuxedo operations.

At January 31, 2015, we operated 636 Jos. A. Bank retail apparel stores (including 53 outlet stores) in 44 states and the District of Columbia. Jos. A. Bank stores are primarily located in fashion-oriented, specialty retail centers. In addition, as of January 31, 2015, there are 15 franchise stores.

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

At January 31, 2015, we operated 123 retail apparel stores in ten Canadian provinces. Moores stores are primarily located in regional strip and specialty retail shopping centers.

  K&G

K&G stores offer a more value-oriented superstore approach that we believe appeals to the more price sensitive customer in the apparel market. K&G offers first-quality, current-season apparel and accessories comparable in quality to that of traditional department stores, at prices we believe are typically up to 60% below the regular prices charged by such stores. K&G's merchandising strategy emphasizes broad assortments across all major categories of both men's and ladies' career apparel, including tailored clothing, dress furnishings, sportswear, accessories and shoes and children's apparel in a wide depth of sizes including "Big and Tall" and "Women's plus sizes". This merchandise selection, which includes exclusive and non-exclusive merchandise brands, positions K&G to attract a wide range of customers in each of its markets.

At January 31, 2015, we operated 91 K&G stores in 27 states, 83 of which also offer ladies' career apparel, sportswear, accessories and shoes and children's apparel. K&G stores are "destination" stores located primarily in second generation strip shopping centers that are easily accessible from major highways and thoroughfares.

During 2014, we completed our review of strategic alternatives for our K&G operations. As part of the review, we considered offers to acquire the K&G business, none of which were acceptable. We concluded that continuing to operate K&G as a wholly-owned subsidiary of the Company and part of the Company's overall portfolio will provide the most value to our shareholders.

  Customer Service and Marketing

Men's Wearhouse, Jos. A. Bank and Moores sales personnel are trained as clothing consultants to provide customers with assistance and advice on their apparel needs, including product style, color coordination, fabric choice and garment fit. Consultants are encouraged to offer guidance to the customer at each stage of the decision-making process, making every effort to earn the customer's confidence and to create a professional relationship that will continue beyond the initial visit.

K&G stores are designed to allow customers to select and purchase apparel by themselves. For example, each merchandise category is clearly marked and organized by size, and suits are specifically tagged as a means of further assisting customers to easily select their styles and sizes. K&G employees are also available to assist customers with merchandise selection, including correct sizing.

Substantially all of our retail apparel stores provide on-site tailoring services to facilitate timely alterations at a reasonable cost to customers. Tailored clothing purchased at a Men's Wearhouse store will be pressed and re-altered (if the alterations were performed at a Men's Wearhouse store) free of charge for the life of the garment. In addition, Jos. A. Bank utilizes Company-owned regional tailor shops, which receive merchandise from stores to perform tailoring services and return the merchandise to the selling store for customer pickup.

Our advertising strategy primarily consists of television, email, online (including social networking), mobile, direct mail, telemarketing and bridal shows. We consider our integrated efforts across these channels to be the most effective means of both attracting and reaching potential new customers, as well as reinforcing the positive attributes of our various brands with our existing customer base. In addition, for Jos. A. Bank, we distribute a catalog to communicate the Jos. A. Bank image, to provide customers with fashion guidance in coordinating outfits and to generate traffic.

We have a preferred relationship with David's Bridal, Inc., the nation's largest bridal retailer, and TheKnot.com with respect to our tuxedo rental operations. Additionally, we have an agreement with Vera Wang that gives us the exclusive right to "Black by Vera Wang" tuxedo products for rental and retail sale.

We also offer our "Perfect Fit" loyalty program to our Men's Wearhouse, Men's Wearhouse and Tux and Moores customers. Under the loyalty program, customers receive points for purchases. Points are equivalent to dollars spent on a one-for-one basis, excluding any sales tax dollars. Upon reaching 500 points, customers are issued a $50 rewards certificate which they may use to make purchases at Men's Wearhouse, Men's Wearhouse and Tux or Moores stores or online at www.menswearhouse.com. We believe that the loyalty program facilitates our ability to cultivate long-term relationships with our customers. All customers who register for our "Perfect Fit" loyalty program are eligible to participate and earn points for purchases. Approximately 83% of sales transactions at our Men's Wearhouse, Men's Wearhouse and Tux and Moores stores were to customers who participated in the loyalty program for fiscal year 2014. We are also evaluating the addition of a loyalty program for Jos. A. Bank, which we believe will enhance our relationship with the Jos. A. Bank customer.

  Merchandising

Our Men's Wearhouse and Moores retail apparel stores offer a broad selection of exclusive and non-exclusive men's business attire, including a consistent stock of core items (such as basic suits, navy blazers and tuxedos) and a significant selection of "Big and Tall" product. Although basic styles are emphasized, each season's merchandise reflects current fit, fabric and color trends. We do not purchase significant quantities of merchandise overruns or close-outs. At our Men's Wearhouse and Moores brands, we provide recognizable quality merchandise at prices that assist the customer in identifying the value available at our retail apparel stores. The broad merchandise selection creates increased sales opportunities by permitting a customer to purchase substantially all of his wardrobe and accessory requirements, including shoes, at our retail apparel stores.

The inventory mix at our Men's Wearhouse and Moores stores includes business, business casual, casual and formal merchandise designed to meet the demand of our customers. This assortment includes the classic fit, comprised of pleated pants and a more generous fit, and modern fit, consisting of flat front pants, narrower lapels, side vent jackets and a more tailored but still comfortable fit. In addition, we have expanded our merchandise assortment targeted toward a younger customer in our Men's Wearhouse and Moores retail stores with the addition of slim fit clothing, a fit that is much closer to the body producing a slimmer, more flattering look.

Also, at Men's Wearhouse stores currently, and in 2015, at Moores stores, we offer our customers the ability to purchase a custom-made suit which can be produced in approximately three weeks and is unique to each customer's specifications. Based on our experience and expertise, we believe that the depth of selection offered provides us with an advantage over most of our competitors.

At Jos. A. Bank, we offer a distinctive collection of clothing and accessories focused on a classic look including formal, business, business casual, sportswear and golf apparel, substantially all of which is sold under the Jos. A. Bank label. Jos. A. Bank's product offerings include suits, tuxedos, dress shirts, sportcoats, dress pants, overcoats, ties, and sportswear, among other items. The Jos. A. Bank merchandising strategy is focused on a classic styling with attention to detail in quality materials and workmanship.

Our promotional pricing strategy for Men's Wearhouse and Moores utilizes a variety of pricing techniques such as "buy one get one free" designed to encourage multiple unit sales allowing us to offer our customers excellent value while still maintaining adequate margins and remaining competitive in the current economic environment. Jos. A. Bank's business is highly promotional driven by a product pricing strategy where targeted promotional events are run throughout the year based on market conditions and customer preferences and demands.

  Purchasing and Distribution

We purchase merchandise and tuxedo rental product from approximately 700 vendors and do not believe that the loss of any vendor would significantly impact us. While we have no material long-term contracts with our vendors, we believe that we have developed an excellent relationship with our vendors that is supported by consistent purchasing practices.

For the Men's Wearhouse and Moores brands, our vertical direct sourcing model with third-party vendors covers design, product development and all logistics to the sales floor. We have no long-term merchandise supply contracts and typically transact business on a purchase order-by-purchase order basis either directly with manufacturers and fabric mills or with trading companies. We have developed long-term and reliable relationships with most of our direct manufacturers and fabric mills, which we believe provides stability, quality and price leverage. We also work with trading companies that support our relationships with vendors for our direct sourced merchandise and contract agent offices that provide administrative functions on our behalf. In addition, the agent offices provide all quality control inspections and ensure that our operating procedures manuals are adhered to by our suppliers.

In addition, as a result of our acquisition of JA Holding, we also operate a factory located in New Bedford, Massachusetts that manufactures quality, made in America, tailored clothing including designer suits, tuxedos, sport coats and slacks which we sell in our Men's Wearhouse stores. We also sell similar merchandise in our Moores stores, which is produced by a third party in Canada, not JA Holding.

In fiscal year 2014, Men's Wearhouse/Men's Wearhouse and Tux, Moores and K&G sourced approximately 62% of direct sourced merchandise from Asia (34% from China and Indonesia) while 12% was sourced in Mexico, 7% in the U.S. and 19% was sourced in Europe and other regions. All of our foreign purchases are negotiated and paid for in U.S. dollars, except purchases from Italy which are negotiated and paid for in Euros. All direct sourcing vendors are expected to adhere to our compliance program. To oversee compliance, we have a direct sourcing compliance department and we also use the services of an outside audit company to conduct frequent vendor audits.

Currently, Jos. A. Bank merchandise is designed through the coordinated efforts of our merchandising and planning staff, working in conjunction with suppliers, manufacturers, trading companies and buying agents around the world. Similar to Men's Wearhouse and Moores, Jos. A. Bank transacts substantially all business on a purchase order-by-purchase order basis and does not maintain any long-term or exclusive contracts, commitments or arrangements with manufacturers or other suppliers. In addition, Jos. A. Bank uses buying agents to source a significant portion of our products from various companies located in or near Asia. As part of the integration process, we expect to leverage our direct sourcing model to source Jos. A. Bank merchandise.

Since the date of acquisition through the end of fiscal 2014, Jos. A. Bank sourced approximately 65% of total product purchases from Asia (41% from China and India) while 24% was sourced from Mexico and 11% from other regions. In addition, Jos. A. Bank uses buying agents to source products from various companies located in or near Asia. Since the date of acquisition through the end of fiscal 2014, two buying agents sourced, respectively, approximately 58% and 7% of Jos. A. Bank total product purchases. No other buying agent represented more than 5% of total product purchases for Jos. A. Bank.

All retail apparel merchandise for Men's Wearhouse/Men's Wearhouse and Tux stores is received into our distribution center located in Houston, Texas, where it is either placed in back-stock or allocated to and picked by store for shipping. In the majority of our larger markets, we also have separate hub facilities or space within certain Men's Wearhouse stores used as redistribution facilities for their respective areas. Merchandise for Jos. A. Bank is received and distributed to stores from our distribution centers in Hampstead and Eldersburg, Maryland, while most purchased merchandise for Moores is distributed to the stores from our distribution center in Montreal, Quebec. The majority of merchandise for our K&G stores is direct shipped by vendors to the stores with the remainder of K&G merchandise being transported to our K&G stores from our Houston distribution center. We are currently reviewing our distribution center approach for the Men's Wearhouse/Men's Wearhouse and Tux and Jos. A. Bank brands to optimize our shipping and freight costs by transitioning to a regional distribution strategy that leverages the geographic locations of our main distribution centers in Houston, Texas and Hampstead, Maryland.

Our tuxedo rental product is located in our Houston distribution center and in six additional distribution facilities located in the U.S. (five) and Canada (one). The six additional distribution facilities also receive limited quantities of retail product, primarily formalwear accessories, that is sold in our Men's Wearhouse/Men's Wearhouse and Tux, Moores and, as of January 1, 2015, Jos. A. Bank stores.

All retail merchandise and new tuxedo rental product transported from vendors to our distribution facilities is done so via common carrier or on a dedicated fleet of long-haul vehicles operated by a third party. This dedicated fleet is also used to transport product from our Houston distribution center to the hub facilities and a fleet of leased or owned smaller vehicles is used to transport product from the hub facilities to our stores within a given geographic region.

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

Our managed contract customers are generally organizations with larger numbers of uniform wearing employees or those that use uniforms as a form of brand identity. We have long established relationships with many of the UK's top employers and we currently maintain over 30 managed accounts with an average account size greater than 15,000 wearers. Our typical catalog customers are small to medium sized organizations with a relatively smaller number of employees or organizations where brand differentiation is not imperative.

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

During fiscal 2014, no one customer accounted for 10% or more of our total corporate apparel net sales and we do not believe that the loss of any customer would significantly impact us.

Our catalogs are distributed electronically, via mail and by sales representatives. The catalogs offer a full range of our products and offer further branding or embellishment of most products ordered. Catalog orders can be placed via phone, mail, fax or direct contact with our sales representatives and, in the U.S., via client-specific websites. Our UK e-commerce platforms also allow online ordering via our websites and provide 24-hour functionality, with a full list of our products and their details. In addition, we regularly develop dedicated websites for our corporate clients for use by their employees in ordering their company specific corporate wear.

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

During 2014, approximately 55% of our corporate wear product purchases was sourced in Asia (primarily China, Pakistan, Bangladesh, Sri Lanka and Indonesia) while approximately 45% was sourced from Europe and other regions. Our foreign purchases from Asia are negotiated and paid for in U.S. dollars, while our purchases from Europe and other regions are negotiated and paid for in pounds Sterling or Euros.

Corporate apparel merchandise is received into our distribution facilities located in Long Eaton for the UK operations and Houston, Texas and Bakersfield, California for U.S. operations. Customer orders are dispatched to the customer or individual wearers employed by the customer via common carrier or pursuant to other arrangements specified by the customer.

  Competition

Our UK corporate apparel group, through its Dimensions, Alexandra and Yaffy brands, provides workwear and uniforms to more UK employees than any of our corporate apparel competitors, which consist mostly of companies that focus more on catalog business. The U.S. corporate wear market is more fragmented with several U.S. competitors being larger and having more resources than Twin Hill. We believe that the competitive factors in the corporate wear market are merchandise assortment, quality, price, customer service and delivery capabilities. We believe that our proven capability in the provision of corporate apparel programs to businesses and organizations of all sizes alongside our catalog and internet operations position us well with our existing customers and should enable us to continue to gain new catalog accounts and managed contracts.

Business Strategy

Our business strategy includes:

  •
  the integration of Jos. A. Bank as well as achieving cost and revenue synergies;

  •
  opening retail stores in new and existing markets;

  •
  expanding our exclusive brand portfolio;

  •
  continuing to diversify our merchandise mix;

  •
  expanding our tuxedo rental business; and

  •
  enhancing our omnichannel presence.

We have developed a thoughtful integration plan over the next three years as it relates to the Jos. A. Bank acquisition. By the end of fiscal 2016, we expect to achieve approximately $100 million in run-rate annual cost synergies, including savings on cost of goods sold, elimination of duplicative corporate expenses and advertising purchase leverage. Additionally, we expect to achieve revenue synergies and therefore are expecting up to $150 million of total run-rate annual synergies by the end of fiscal 2016.

We believe that we can increase the number of full line Men's Wearhouse stores in the U.S. from the current 698 to approximately 750 over the next few years, with approximately 25 new stores planned for fiscal 2015. We also expect to increase the number of Moores stores in Canada from the current 123 to approximately 125 stores in fiscal 2015. Store expansion will be in new and existing markets including single store markets and smaller stores in central business districts. We believe these additional stores will put us in closer proximity to a larger portion of our target customer base and will generate opportunities for incremental sales of our quality merchandise selection and tuxedo rentals. With respect to Jos. A. Bank, we committed to opening stores that were already in process at the time of the acquisition and will assess our future strategy for additional Jos. A. Bank stores in 2015.

By expanding our exclusive brand portfolio, we believe we will be able to expand our product offerings and increase our margins and profitability. We continue to evaluate acquisition of brands and trademarks, as well as the development of brands in-house. In 2012, we entered into a consulting agreement with Joseph Abboud pursuant to which he was named our Chief Creative Director and engaged to create exclusive brands and products for our customers. In addition, during fiscal 2013, we acquired JA Holding, the parent company of the American clothing brand Joseph Abboud® and a U.S. tailored clothing factory. We believe this transaction will accelerate our strategy of offering exclusive brands with broad appeal at attractive prices. In late 2014, we launched a Joseph Abboud website and plan to open a Joseph Abboud flagship store in New York City in 2015.

We believe that additional growth opportunities also exist through continuing the diversification of our merchandise mix. As a result of recent trends in men's apparel that favor trimmer fitting product, a significant portion of our merchandise offering at Men's Wearhouse is slim fit. We will continue to feature these products in our stores and our marketing channels to target the younger customer as well as the other demographics that will be influenced by this trend.

We plan to continue to pursue growth in the tuxedo rental business through the leveraging of tuxedo rental product in Jos. A. Bank stores and the use of our tuxedo rental website and mobile phone applications for tuxedo rentals. We carry an exclusive "Black by Vera Wang" tuxedo that continues to have a positive influence on our rentals and have introduced a Joseph Abboud® tuxedo that we believe will lead to additional growth for the tuxedo rental business. We believe that our tuxedo marketing initiatives, including our David's Bridal and TheKnot.com relationships, rental offerings, online website enhancements and continued emphasis on customer service, will enable us to continue to grow our tuxedo rentals in future years. In addition, we announced in-home wedding consultations beginning in 2015 to offer a new level of convenience and personalized service for our customers.

Our future growth plans also include the integration of digital technologies to provide a sales experience that combines the advantages of our physical store with an information rich online shopping experience through our website and mobile applications. For example, at Men's Wearhouse and Jos. A. Bank stores, if the customer wants to purchase an item that is not available at the store our clothing consultants can order it through our websites to fulfill the customer's purchasing needs. We expect to leverage Jos. A. Bank's online success and expertise to accelerate this growth. Also, through our websites we are able to offer international shipping to over 100 countries. We plan to continue to make investments in technologies, business processes and personnel intended to deepen our customer relationships and increase our share of their closet.

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

Trademarks and Servicemarks

We are the owner in the U.S. and selected other countries of the trademarks and service marks MEN'S WEARHOUSE®, and MW MEN'S WEARHOUSE and design®, and of federal registrations thereof. Our rights in the MEN'S WEARHOUSE marks and its variations are a significant part of our business, as the marks have become well known through our use of the marks in connection with our retail and formalwear rental services and products (both in store and online) and our advertising campaigns. We are also the owner of various marks and trademark registrations in the U.S., Canada and abroad under which our stores and corporate apparel business operate or which are used to label the products we sell or rent, including various JOSEPH ABBOUD® and JOS. A. BANK® labels. We intend to maintain and protect our marks and the related registrations.

We are the licensee for certain designer labels on products of a specific nature (such as men's suits, men's formalwear or men's shirts). We generally pay a royalty for the use of the label, based on cost for the relevant product. The labels licensed under these agreements will continue to be used in connection with a portion of the purchases under the direct sourcing program described above, as well as purchases from other vendors. We monitor the performance of these licensed labels compared to their cost and may elect to selectively terminate any license, as provided in the particular agreement. We also are the licensor of the JOSEPH ABBOUD® label for limited products in the U.S. and Canada, and for a broader range of products abroad.

Employees

At January 31, 2015, we had approximately 26,100 employees, consisting of approximately 23,500 in the U.S. and 2,600 in foreign countries, of which approximately 18,600 were full-time employees. Seasonality affects the number of part-time employees as well as the number of hours worked by full-time and part-time personnel.

At January 31, 2015, approximately 650 of our employees at the factory located in New Bedford, Massachusetts that manufactures our Joseph Abboud clothing are members of Unite Here, a New England based labor union. The current union contract expires in April 2016. Also, approximately 350 employees working in the Jos. A. Bank Hampstead, Maryland tailoring overflow shop and distribution centers are represented by the Mid-Atlantic Regional Joint Board, Local 806. Our collective bargaining agreement with the Mid-Atlantic Regional Joint Board, Local 806 is scheduled to expire at the end of April 2015 and we are currently engaged in negotiations to enter into a new collective bargaining agreement. Lastly, approximately 130 Jos. A. Bank sales associates in New York City and four surrounding New York counties are represented by Local 340, New York New Jersey Regional Joint Board, Workers United. Our most recent collective bargaining agreement covering these employees is scheduled to expire in April 2016.

We believe our relationship with our union and nonunion employees is good and we have no reason to believe that we will experience any interruption in our business upon the expiration of these collective bargaining agreements.

Available Information

Our website address is www.menswearhouse.com. No information contained on any of our websites is intended to be included as part of, or incorporated by reference into, this Annual Report on Form 10-K. Through the investor relations section of our website, we provide free access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the "SEC"). In addition, copies of the Company's annual reports will be made available, free of charge, upon written request. The SEC maintains a website that contains the Company's filings and other information regarding issuers who file electronically with the SEC at www.sec.gov.

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

While economic conditions have improved recently, U.S., UK and global economic and political conditions could negatively impact consumer confidence and the level of consumer discretionary spending. The continuation and/or recurrence of these market, political and economic conditions could intensify the adverse effect of such conditions on our revenues and operating results. Consumer confidence may also be adversely affected by national and international security concerns such as war, terrorism, public health events or natural disasters (or the threat of any of these).

Our business may be adversely affected by a worsening of economic conditions, increases in consumer debt levels and applicable interest rates, uncertainties regarding future economic prospects or a decline in consumer confidence or credit availability. During an actual or perceived economic downturn, fewer customers may shop with us and those who do shop may limit the amounts of their purchases. As a result, we could be required to take significant markdowns and/or increase our marketing and promotional expenses in response to the lower than anticipated levels of demand for our products. In addition, promotional and/or prolonged periods of deep discount pricing by our competitors could have a material adverse effect on our business. Also, as a result of adverse market, political or economic conditions, customers may delay or postpone indefinitely roll-outs of new corporate wear programs, which could have a material adverse effect on our corporate apparel segment.

Our ability to continue to expand our core stores may be limited.

A large part of our growth has resulted from the addition of new Men's Wearhouse stores and the increased sales volume and profitability provided by these stores. In addition, the recent acquisition of Jos. A. Bank significantly increased the total number of retail stores we operate. As of January 31, 2015, we operate 698 Men's Wearhouse stores, 636 Jos. A. Bank stores, 123 Moores stores, and 91 K&G stores. We will continue to depend on adding new stores to increase our sales volume and profitability; however, we believe that our ability to increase the number of new stores in the U.S. and Canada may be limited. Therefore, we may not be able to achieve the same rate of growth as we have historically.

In addition, our ability to open new stores will depend on our ability to obtain suitable locations, negotiate acceptable lease terms, hire qualified personnel and open and operate new stores on a timely and profitable basis. Continued expansion will place increasing demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our business less effectively and in turn, could adversely affect our financial performance and results of operations. Further, the results achieved by our existing stores may not be indicative of the performance or market acceptance of stores in other locations and the opening of new stores in existing markets may adversely affect sales and profits of established stores in those same markets.

Certain of our expansion strategies may present greater risks.

We are continuously assessing opportunities to expand store concepts and complementary products and services related to our core business, such as corporate apparel and uniform sales. We may expend both capital and personnel resources on such business opportunities which may or may not be successful. Additionally, any new concept is subject to certain risks, including customer acceptance, competition, product differentiation and the ability to obtain suitable sites. We cannot assure you that we will be able to develop and grow new concepts to a point where they will become profitable or generate positive cash flow.

We may not realize the anticipated benefits of the acquisition of Jos A. Bank, which could adversely impact our business and our operating results.

We intend to continue the operations of Jos. A. Bank as a separate, stand-alone brand; however, we have devoted and will continue to devote significant managerial attention and resources into the integration of Jos. A. Bank. While we believe that we have sufficient resources to accomplish the integration successfully, there are a number of significant risks involved. We cannot assure you that:

  •
  the anticipated benefits of the acquisition, including cost savings and synergies, will be fully realized in the anticipated time frame, or at all;

  •
  the costs incurred or the technical difficulties related to the integration of Jos. A. Bank's business and operations into ours will not be greater than expected;

  •
  unanticipated costs, charges and expenses will not result from the acquisition and integration;

  •
  litigation relating to the acquisition will not be filed;

  •
  we will be able to retain key personnel or labor issues will not arise; and

  •
  the acquisition and integration will not cause disruption to our business, operations and relationships with our customers, employees, suppliers and other important third parties.

If we are unable to integrate Jos. A. Bank and manage the integration process successfully, or to achieve a substantial portion of the anticipated benefits of the acquisition within the time frame anticipated by management, it could have a material adverse effect on our business, financial condition or results of operations.

Any future acquisitions that we may undertake could be difficult to integrate, disrupt our business, dilute shareholder value and harm our operating results.

In the event we complete one or more new acquisitions, we may be subject to a variety of risks, including risks associated with an ability to integrate acquired assets, systems or operations into our existing operations, diversion of management's attention from core operational matters, higher costs, or unexpected difficulties or problems with acquired assets or entities, outdated or incompatible technologies, labor difficulties or an inability to realize anticipated synergies and efficiencies, whether within anticipated time frames or at all. If one or more of these risks are realized, it could have an adverse impact on our financial condition and operating results.

Our business is seasonal.

Our business is subject to seasonal fluctuations. For example, our tuxedo rental revenues are heavily concentrated in the second and third quarters while the fourth quarter is considered the seasonal low point. In addition, Jos. A. Bank has historically experienced increased customer traffic during the holiday season and its increased marketing efforts during the holiday season have historically resulted in sales and net earnings generated in the fourth quarter, which are significantly larger as compared to the other three quarters. Any factors negatively affecting us during these peak periods, including inclement weather or unfavorable economic conditions, could have a significant adverse effect on our revenues and operating results. With respect to our corporate apparel sales, seasonal fluctuations are not significant but customer decisions to rebrand, revise or delay their corporate wear programs can cause significant variations in quarterly results. Because of the seasonality of our sales, results for any quarter are not necessarily indicative of the results that may be achieved for the full year.

Comparable sales may continue to fluctuate on a regular basis.

Our comparable sales have fluctuated significantly in the past on both an annual and quarterly basis and are expected to continue to fluctuate in the future. We believe that a variety of factors affect comparable sales results including, but not limited to, consumer confidence and the level of consumer discretionary spending, changes in economic conditions and consumer disposable income, spending patterns and debt levels, consumer credit availability, weather conditions, the timing of certain holiday seasons, the number and timing of new store openings, changes in the popularity of a retail center, the timing and level of promotional pricing or markdowns, store closings, relocations and remodels, changes in fashion trends and our merchandise mix or other competitive factors. Comparable sales fluctuations may impact our ability to leverage our fixed direct expenses, including store rent and store asset depreciation, which may adversely affect our financial condition or results of operations.

The loss of, or disruption in, our distribution centers could result in delays in the delivery of merchandise to our stores.

All retail apparel merchandise for Men's Wearhouse stores is received into our Houston distribution center, where the inventory is then processed, sorted and either placed in back-stock or shipped to our stores. In the majority of our larger markets, we also have separate hub facilities or space within certain Men's Wearhouse stores used as redistribution facilities for their respective geographical areas. Our tuxedo rental product is also stored in our Houston distribution center and, to a lesser extent, in five additional distribution facilities located in the U.S. and one in Canada. Merchandise for Jos. A. Bank is received and distributed from our distribution centers in Hampstead and Eldersburg, Maryland, while most merchandise for Moores is distributed from our distribution center in Montreal, Quebec. The majority of merchandise for our K&G stores is direct shipped by vendors to the stores while the remainder is transported from our Houston distribution center. All corporate apparel merchandise is received into our distribution facilities located in Houston or California for our U.S. operations and Long Eaton for our UK operations.

We depend in large part on the orderly operation of this receiving and distribution process, which depends, in turn, on adherence to shipping schedules, proper functioning of our IT and inventory control systems and overall effective management of the distribution centers. Events, such as disruptions in operations due to fire or other catastrophic events, software malfunctions, employee matters or shipping problems, may result in delays in the delivery of merchandise to our stores. For example, given our proximity to the Texas gulf coast, it is possible that a hurricane or tropical storm could damage the Houston distribution center, result in extended power outages or flood roadways into and around the distribution center, any of which would disrupt or delay deliveries to the distribution center and to our stores.

Although we maintain business interruption and property insurance, we cannot assure you that our insurance will be sufficient, or that insurance proceeds will be paid timely to us, in the event any of our distribution centers are damaged or shut down for any reason, or if we incur higher costs and longer lead times in connection with a disruption at one or more of our distribution centers.

We may be negatively impacted by competition.

Both the men's retail and the corporate apparel industries are highly competitive with numerous participants. We compete with traditional department stores, specialty men's clothing stores, online retailers, online tuxedo rental providers, off-price retailers, manufacturer-owned and independently-owned outlet stores and their e-commerce channels, independently owned tuxedo rental stores and other corporate apparel providers. In addition, some of our primary competitors sell their products in stores that are located in the same shopping malls or retail centers as our stores, which results in competition for favorable site locations and lease terms in these shopping malls and retail centers.

We believe our overall product mix makes our business less vulnerable to changes in merchandise trends than many fashion-forward and specialty apparel retailers; however, our sales and profitability depend upon our continued ability to effectively manage a variety of competitive challenges, including:

  •
  anticipating and quickly responding to changing trends and consumer demands;

  •
  maintaining favorable brand recognition and effectively marketing our products to consumers in several diverse market segments;

  •
  developing innovative, high-quality new products and/or product and brand extensions in sizes, colors and styles that appeal to consumers of varying age groups and tastes;

  •
  competitively pricing our products and providing superior service and value to our customers;

  •
  countering the promotional or other pricing activities of our competitors; and

  •
  providing strong and effective marketing support.

Increased competition or our failure to meet these competitive challenges could result in price reductions, increased marketing expenditures and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations.

Our success significantly depends on our key personnel and our ability to attract and retain key personnel.

Our success depends upon the personal efforts and abilities of our senior management team and other key personnel. Although we believe we have a strong management team with significant industry expertise, we face intense competition in hiring and retaining these personnel and the extended loss of the services of key personnel could have a material adverse effect on our business, financial condition and results of operations.

Also, our continued success and the achievement of our expansion goals are dependent upon our ability to attract and retain additional qualified employees. If we are unable to retain and motivate our current personnel and attract talented new personnel, our business, financial condition and results of operations could be adversely affected.

Fluctuations in exchange rates may cause us to experience currency exchange losses.

Moores, our Canadian subsidiary, conducts most of its business in Canadian dollars ("CAD") but purchases a significant portion of its merchandise in U.S. dollars. The exchange rate between CAD and U.S. dollars has fluctuated historically. Recently, the value of the CAD against the U.S. dollar has weakened. If this valuation does not improve, then the revenues and earnings of our Canadian operations will be reduced when they are translated to U.S. dollars. Also, the value of our Canadian net assets as expressed in U.S. dollars may decline. Moores utilizes foreign currency hedging contracts to limit exposure to changes in U.S. dollar/CAD exchange rates; however, these hedging activities may not adequately protect our Canadian operations from exchange rate risk.

Dimensions and Alexandra, our UK-based operations, sell their products and conduct their business primarily in pounds Sterling ("GBP") but purchase most of their merchandise in U.S. dollars or Euro. The exchange rate between the GBP, Euro and U.S. dollar has fluctuated historically. A decline in the value of the GBP as compared to the Euro or U.S. dollar may adversely impact our UK operating results as the cost of merchandise purchases will increase, particularly in relation to longer term customer contracts that have little or no pricing adjustment provisions, and the revenues and earnings of our UK operations will be reduced when they are translated to U.S. dollars. Also, the value of our UK net assets as expressed in U.S. dollars may decline. Dimensions and Alexandra may, from time to time, utilize foreign currency hedging contracts as well as price renegotiations to limit exposure to some of this risk; however, these activities may not adequately protect our UK operations from exchange rate risk.

We are subject to import risks, including potential disruptions in supply, changes in duties, tariffs, quotas and export restrictions on imported merchandise, strikes and other events affecting delivery; and economic, political or other problems in countries from or through which merchandise is sourced or imported.

Many of the products sold in our stores and our corporate apparel operations are sourced from various foreign countries. Political or financial instability, war, civil strife, terrorism, trade restrictions, tariffs, currency exchange rates, transport capacity limitations, labor disruptions, strikes and other work stoppages and other factors relating to international trade are beyond our control and could affect the availability and the price of our inventory.

We require our vendors to operate in compliance with applicable laws and regulations and our internal policy requirements. Our business could be adversely affected if our vendors do not comply with applicable legal requirements, our vendor policies and practices generally acceptable in the United States regarding social and ethical matters and acceptable labor and sourcing practices (collectively, "Vendor Requirements").

The violation of our Vendor Requirements by any of our vendors could disrupt our supply chain. In addition, any such violation could damage our reputation, which may result in decreased customer traffic to our stores, websites and call center. In the event of any violations, we may decide that it is necessary or desirable to seek alternative vendors, which could adversely affect our business, financial condition and results of operations.

Labor union disputes could impact our business.

Approximately 650 of our employees at the factory located in New Bedford, Massachusetts that manufactures our Joseph Abboud clothing are members of Unite Here, a New England based labor union. Also, approximately 350 employees working in the Jos. A. Bank Hampstead, Maryland tailoring overflow shop and distribution centers are represented by the Mid-Atlantic Regional Joint Board, Local 806 and, approximately 130 Jos. A. Bank sales associates in New York City and four surrounding New York counties are represented by Local 340, New York New Jersey Regional Joint Board, Workers United. Should a labor dispute arise, we could experience shortages in product to sell in our stores or disruptions in services provided at our Jos. A. Bank stores.

Any significant interruption in fabric supply could cause interruptions at our U.S. tailored clothing factory.

The principal raw material used by our U.S. tailored clothing factory is fabric. Most of the factory's supply arrangements are seasonal. The factory does not have any long-term agreements in place with its fabric suppliers; therefore, we cannot assure you that any of such suppliers will continue to do business with us in the future. If a particular mill were to experience a delay due to fire or natural disaster and become unable to meet the factory's supply needs, it could take a period of up to several months for us to arrange for and receive an alternate supply of such fabric. In addition, import and export delays caused, for example, by an extended strike at the port of entry, could prevent the factory from receiving fabric shipped by its suppliers. Therefore, there could be a negative effect on the ability of the factory to meet its production goals if there is an unexpected loss of a supplier of fabric or a long interruption in shipments from any fabric supplier.

Our business is global in scope and can be impacted by factors beyond our control.

As a result of our international operations and our sourcing of merchandise and tuxedo rental product from vendors located outside of the United States, we face the possibility of greater losses from a number of risks inherent in doing business in international markets and from a number of factors which are beyond our control. Such factors that could harm our results of operations and financial condition include, among other things:

  •
  political instability, civil strife or insurrection, or acts of terrorism, which disrupt trade with the countries where we operate or in which our contractors, suppliers or customers are located;

  •
  recessions in foreign economies;

  •
  logistic and other challenges in managing our foreign operations;

  •
  imposition of new legislation or rules relating to imports that may limit the quantity of goods which may be imported into the United States from certain countries or regions;

  •
  obligations associated with being an importer of record, including monitoring and complying with all corresponding legal requirements;

  •
  imposition of duties, taxes and other charges on imports;

  •
  issues relating to compliance with domestic or international labor standards which may result in adverse publicity;

  •
  migration of our manufacturers, which can affect where our raw materials and/or products are or will be produced;

  •
  volatile global economic, market or political environments;

  •
  volatile shipping availability, fuel supplies and related costs;

  •
  the fluctuation in the value of the U.S. dollar relative to the local currencies used by our suppliers;

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

The increase in the costs of wool and other raw materials significant to the manufacturer of apparel and the costs of manufacturing could materially affect our results of operations to the extent they cannot be mitigated through price increases and relocation to lower cost sources of supply or other cost reductions. These increased costs could particularly impact our managed contract corporate wear business which tends to have more long term contractually committed customer sales arrangements with limited price flexibility.

Our success depends, in part, on our ability to meet the changing preferences of our customers and manage merchandise lead times.

We believe that men's attire is characterized by infrequent and more predictable fashion changes; however, our success is dependent in part upon our ability to gauge the tastes of our customers and to provide merchandise that satisfies customer demand in a timely manner. As our business is seasonal, we must purchase and carry a significant amount of inventory prior to peak selling seasons.

We issue purchase orders for the purchase and manufacture of merchandise well in advance of the applicable selling season. As a result, we are vulnerable to demand and pricing shifts. In addition, lead times for many of our purchases are lengthy, which may make it more difficult for us to respond quickly to new or changing merchandise trends or consumer acceptance of our products. As a result, there could be a material adverse effect on our business, financial condition and results of operations.

Our business is subject to numerous, varied and changing laws, rules and regulations, the interpretation of which can be uncertain and which may lead to litigation or administrative proceedings.

Our business is subject to rules issued by the payment card industry (PCI), and laws, rules and regulations promulgated by international, national, state and local authorities, including laws, rules and regulations relating to privacy, use of consumer information, credit cards and advertising. In addition, we have over 26,000 employees located in the U.S., Puerto Rico and in multiple foreign countries and, as a result, we are subject to numerous and varying laws, rules and regulations related to employment. All of these laws, rules and regulations and the interpretation thereof are subject to change and often application thereof may be unclear. As a result, from time to time, we are subject to inquiries, investigations, and/or litigation, including class action lawsuits, and administrative actions related to compliance with these laws, rules and regulations. Additionally, we are involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of our business. Litigation or regulatory developments could adversely affect our business, financial condition and results of operations.

Jos. A. Bank's advertising, marketing and promotional activities have been the subject of review by state regulators.

Jos. A. Bank is subject to a consent decree with the New York Office of the Attorney General regarding certain advertising practices relating to sales promotions in the state of New York. In addition, Jos. A. Bank has in the past been, and may from time to time in the future be, required to respond to inquiries from other State Attorney Generals related to its advertising practices. Although we endeavor to monitor and comply with all applicable laws and regulations to ensure that all advertising, marketing and promotional activities comply with all applicable legal requirements, many of the applicable legal requirements involve subjective judgments. It is possible that any resolution we may reach with any governmental authority may materially impact our current or future planned marketing program and could have an adverse impact on our business.

If we are unable to operate information systems and implement new technologies effectively, our business could be disrupted or our sales or profitability could be reduced.

The efficient operation of our business is dependent on our information systems, including our ability to operate them effectively and successfully implement new technologies, systems, controls and adequate disaster recovery systems. We also maintain multiple internet websites in the U.S. and a number of other countries. In addition, we must protect the confidentiality of our and our customers' data. The failure of our information systems to perform as designed or our failure to implement and operate them effectively could disrupt our business or subject us to liability and thereby harm our profitability.

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

  •
  cause damage to our reputation;

  •
  allow competitors access to our proprietary business information;

  •
  subject us to liability for a failure to safeguard customer data;

  •
  subject us to financial and legal risks, including regulatory action or litigation;

  •
  impact our ability to process credit card transactions; and

  •
  require significant capital and operating expenditures to investigate and remediate the breach.

In this respect, credit card companies are requiring businesses that accept their credit cards to implement pin and chip card recognition systems by October 2015. Failure to have this in place could result in our being responsible to the credit card companies for losses they incur from fraudulent use of credit card information improperly obtained from information captured by us. Because of anticipated shortages in the availability of the necessary pin and chip recognition equipment, we do not anticipate that we will have pin and chip recognition fully installed until the end of 2015. As a result, in the event of a data breach following the October 2015 deadline but before the certification and implementation of this system, we may face liabilities that could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to obtain insurance coverage in the future at current rates.

Our current insurance program is consistent with both our past level of coverage and our risk management policies. While we believe we will be able to obtain liability insurance in the future, because of increased selectivity by insurance providers, we may only be able to obtain such insurance at increased rates and/or with reduced coverage levels, if at all, which could adversely impact our financial condition and results of operations. In addition, we self-insure against a number of risks. Although we believe that our self-insurance program is adequately prepared for such risks, we may face losses that could have an adverse impact on our financial condition and results of operations.

Compliance with changing regulations and standards for accounting, corporate governance, tax and employment laws could result in increased administrative expenses and could adversely impact our business, results of operations and reported financial results.

Our policies, procedures and internal controls are designed to help us comply with all applicable laws, accounting and reporting requirements, regulations and tax requirements, including those imposed by the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC and the New York Stock Exchange, as well as applicable employment laws and the health care reform legislation, such as the Affordable Care Act. Shareholder activism, the current political environment, financial reform legislation and the current high level of government intervention and regulatory reform has led, and may continue to lead, to substantial new regulations and compliance obligations. Any changes in regulations, the imposition of additional regulations or the enactment of any new legislation that affects employment and labor, trade, product safety, transportation and logistics, health care, tax, privacy, or environmental issues, among other things, may increase the complexity of the regulatory environment in which we operate and the related cost of compliance. Failure to comply with the various laws and regulations, as well as changes in laws and regulations, could have an adverse impact on our reputation, financial condition or results of operations.

Changes in accounting standards and estimates could materially impact our results of operations.

Generally accepted accounting principles and the related authoritative guidance for many aspects of our business, including revenue recognition, inventories, goodwill and intangible assets, leases and income taxes, are complex, continually evolving and involve subjective judgments. Changes in these rules or changes in the underlying estimates, assumptions or judgments by our management could have a material adverse effect on our reported results of operations. For example, proposed authoritative guidance for lease accounting, once finalized and enacted, may have a material adverse effect on our results of operations and financial position.

We may recognize impairment on long-lived assets, goodwill and intangible assets.

Periodically, we review our long-lived assets for impairment whenever economic events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We also review our goodwill and intangible assets for indicators of impairment in accordance with applicable accounting rules. Goodwill and intangible assets have significantly increased in light of our Jos. A. Bank acquisition. Significant negative industry or general economic trends, disruptions to our business and unexpected significant changes or planned changes in our use of the assets may result in impairments to our goodwill, intangible assets and other long-lived assets. Any reduction in or impairment of the value of goodwill or intangible assets will result in a charge against earnings, which could have a material adverse impact on our reported results of operations and financial condition.

Our failure to protect our reputation could have a material adverse effect on our brands.

Our ability to maintain our reputation is critical to our brands. Our reputation could be jeopardized if we fail to maintain high standards for merchandise quality and integrity and customer service. Any negative publicity about these types of concerns may reduce demand for our merchandise. Failure to comply with ethical, social, product, labor, health and safety or environmental standards could also jeopardize our reputation and potentially lead to various adverse consumer actions, including boycotts. Public perception about our company as a whole, our products or our stores, whether justified or not, could impair our reputation, involve us in litigation, damage our brand and have a material adverse effect on our business. Failure to comply with local laws and regulations, to maintain an effective system of internal controls and provide accurate and timely financial statement information, or to prevent security breaches could also hurt our reputation. Damage to our reputation or loss of consumer confidence for any of these or other reasons could have a material adverse effect on our results of operations and financial condition, as well as require additional time and resources to rebuild our reputation.

Our increased leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under the Credit Facilities or the indenture governing the Senior Notes.

In connection with the acquisition of Jos. A. Bank, we entered into a $1.1 billion aggregate principal amount senior secured facility (the "Term Loan Facility") and a $500.0 million asset-based revolving facility (the "ABL Facility" together with the Term Loan Facility, the "Credit Facilities"). In addition, we issued $600.0 million in aggregate principal amount of our 7.0% Senior Notes due 2022 (the "Senior Notes"). After entering into the Credit Facilities and completing the offering of the Senior Notes, our leverage has increased substantially. As of January 31, 2015, our total indebtedness is approximately $1,687.2 million. In addition, we have up to $432.5 million of additional borrowing availability under the ABL Facility, excluding letters of credit totaling approximately $18.5 million issued and outstanding.

Our leverage could have important consequences for you, including:

  •
  increasing our vulnerability to adverse economic, industry or competitive developments;

  •
  requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

  •
  making it more difficult for us to satisfy our obligations with respect to our indebtedness and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the Credit Facilities and the indenture governing the Senior Notes;

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

Despite our high indebtedness level, we will still be able to incur significant additional amounts of debt, which could exacerbate the risks associated with our substantial indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the Credit Facilities and the indenture governing the Senior Notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and, under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. If new debt is added to our and our subsidiaries' existing debt levels, the related risks that we now face would increase. In addition, the Credit Facilities and the indenture governing the Senior Notes will not prevent us from incurring obligations that do not constitute indebtedness under those agreements. As of January 31, 2015, we have up to $432.5 million of additional borrowing availability under the ABL Facility, excluding letters of credit totaling approximately $18.5 million issued and outstanding.

We may not be able to generate sufficient cash to service all of our indebtedness and fund our working capital and capital expenditures, and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on our indebtedness will depend upon our future operating performance and on our ability to generate cash flow in the future, which is subject to general economic, financial, business, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings, including borrowings under the ABL Facility, will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investment and capital expenditures or to dispose of material assets or operations, seek additional equity capital or restructure or refinance our indebtedness. We may not be able to affect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations. The Credit Facilities and the indenture that governs the Senior Notes contain restrictions on our ability to dispose of assets and use the proceeds from any such disposition.

If we cannot make scheduled payments on our debt, we will be in default and, as a result, the holders of the Senior Notes could declare all outstanding principal and interest to be due and payable, the lenders under the Credit Facilities could declare all outstanding amounts under such facilities due and payable and, with respect to the ABL Facility, terminate their commitments to loan money, and, in each case, foreclose against the assets securing the borrowings under the Credit Facilities, and we could be forced into bankruptcy or liquidation.

If our indebtedness is accelerated, we may need to refinance all or a portion of our indebtedness before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including the Credit Facilities, on commercially reasonable terms or at all. We cannot assure you that we will be able to obtain sufficient funds to enable us to repay or refinance our debt obligations on commercially reasonable terms, or at all.

We rely, to a certain extent, on our subsidiaries to generate cash and, as such, our ability to make payments on our indebtedness will be dependent on cash flow generated by these subsidiaries.

We rely, to a certain extent, on our subsidiaries to generate cash. Accordingly, repayment of our indebtedness, is dependent, to a certain extent, on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Each of our subsidiaries are distinct legal entities and they do not have any obligation to pay amounts due on the notes or to make funds available for that purpose (other than the subsidiary guarantors in connection with their guarantees) or other obligations in the form of loans, distributions or otherwise. Our subsidiaries may not generate sufficient cash from operations to enable us to make principal and interest payments on our indebtedness or to fund our and our subsidiaries' other cash obligations.

The agreements and instruments governing our debt impose restrictions that may limit our operating and financial flexibility.

The Credit Facilities and the indenture governing the Senior Notes contain a number of significant restrictions and covenants that may limit our ability to:

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

These covenants could have the effect of limiting our flexibility in planning for or reacting to changes in our business and the markets in which we compete. In addition, the ABL Facility requires us to comply with a financial maintenance covenant under certain circumstances. Operating results below current levels or other adverse factors, including a significant increase in interest rates, could result in our being unable to comply with the financial covenants contained in the ABL Facility, if applicable. If we violate this covenant and are unable to obtain a waiver from our lenders, our debt under the ABL Facility would be in default and could be accelerated by our lenders. Because of cross-default provisions in the agreements and instruments governing our indebtedness, a default under one agreement or instrument could result in a default under, and the acceleration of, our other indebtedness. In addition, the lenders under the Credit Facilities could proceed against the collateral securing that indebtedness.

If our indebtedness is accelerated, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, on terms that are acceptable to us, or at all. If our debt is in default for any reason, our business, financial condition and results of operations could be materially and adversely affected. In addition, complying with these covenants may also cause us to take actions that make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

We are exposed to interest rate risk through our variable rate borrowings under the Credit Facilities. Borrowings under such facilities bear interest at a variable rate, based on an adjusted LIBOR rate, plus an applicable margin. Interest rates are currently at relatively low levels. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Assuming all capacity under the ABL Facility is fully drawn, each one percentage point change in interest rates would result in approximately a $5.0 million change in annual interest expense. Assuming the LIBOR rate surpassed the 1% LIBOR floor provision on our Term Loan, we would be exposed to interest rate risk on such Term Loan. To partially mitigate such interest rate risk, we entered into an interest rate swap to exchange variable interest rate payments for fixed interest rate payments for a portion of the outstanding Term Loan balance. After consideration of the swap, each one percentage point change in interest rates would result in an approximate $5.8 million change in annual interest expense on our Term Loan.

If we are not in compliance with our obligations under the registration agreement related to the Senior Notes, then additional interest will accrue on the principal amount of the original notes.

We have agreed to use commercially reasonable efforts to consummate the exchange offer of our Senior Notes by July 13, 2015 or cause the Senior Notes to be registered under the Securities Act to permit resales. If we are not in compliance with our obligations under the registration agreement related to the Senior Notes, then additional interest will accrue on the principal amount of the original notes, in addition to the stated interest on the original notes, from and including the date on which a registration default occurs to but excluding the date on which all registration defaults have been cured. Additional interest will accrue at a rate of 0.25% per annum on the principal amount of the notes during the 90 day period after the occurrence of the registration default and will increase by 0.25% per annum at the end of each subsequent 90 day period. In no event will the rate of additional interest exceed 1.00% per annum on the principal amount.

Rights of our shareholders may be negatively affected if we issue any of the shares of preferred stock which our Board of Directors has authorized for issuance.

We have available for issuance 2,000,000 shares of preferred stock, par value $.01 per share. Our Board of Directors is authorized to issue any or all of this preferred stock, in one or more series, without any further action on the part of shareholders. The rights of our shareholders may be negatively affected if we issue a series of preferred stock in the future that has preference over our common stock with respect to the payment of dividends or distribution upon our liquidation, dissolution or winding up. See Note 11 of Notes to Consolidated Financial Statements for more information.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

As of January 31, 2015, we operated 1,635 retail apparel and tuxedo rental stores in 50 states, the District of Columbia and Puerto Rico and 123 retail apparel stores in ten Canadian provinces. As of January 31, 2015, our stores aggregated approximately 10.1 million square feet. Almost all of these stores are leased, generally for five to ten year initial terms with one or more renewal options after our initial term. The following tables set forth the location, by state, territory or province, of these stores:

United States	Men's Wearhouse	Men's Wearhouse and Tux	Jos. A. Bank	K&G	Total
California	81	13	41	1	136
Texas	62	1	58	11	132
Florida	48	20	48	5	121
Illinois	32	16	30	6	84
New York	41	9	30	4	84
Pennsylvania	28	11	33	3	75
New Jersey	18	9	35	5	67
Virginia	20	13	28	3	64
Maryland	18	11	27	7	63
Ohio	24	9	23	5	61
Michigan	22	14	15	8	59
Massachusetts	20	12	24	3	59
Georgia	20	5	26	5	56
North Carolina	18	10	25	3	56
Tennessee	14	5	12	2	33
Connecticut	12	3	15	2	32
Alabama	10	4	15	1	30
Indiana	12	4	12	2	30
Colorado	14	1	11	3	29
Minnesota	13	4	9	2	28
Missouri	11	4	12	1	28
South Carolina	10	5	11	1	27
Wisconsin	12	5	8	1	26
Washington	15	1	7	2	25
Arizona	14	1	9		24
Louisiana	10	7	4	3	24
Kentucky	6	4	8		18
Kansas	6	2	5	1	14
Utah	9		4		13
Iowa	9		3		12
Oklahoma	5		6	1	12
Oregon	11		1		12
Mississippi	5	1	4		10
Nevada	6	1	3		10
New Hampshire	5	1	4		10
Arkansas	5		4		9
District of Columbia	2		6		8
Nebraska	4		4		8
Rhode Island	1	3	4		8
Delaware	3		3		6
New Mexico	4		2		6
West Virginia	2		3		5
Idaho	2		2		4
South Dakota	2	1	1		4
Maine	2		1		3
Montana	2				2
North Dakota	2				2
Puerto Rico	2				2
Alaska	1				1
Hawaii	1				1
Vermont	1				1
Wyoming	1				1

Total	698	210	636	91	1,635

Canada	Moores
Ontario	52
Quebec	24
British Columbia	16
Alberta	15
Manitoba	5
Nova Scotia	4
New Brunswick	3
Saskatchewan	2
Newfoundland	1
Prince Edward Island	1

Total	123

We own or lease properties in various parts of the U.S. and Canada to facilitate the distribution of retail and rental product to our stores. We own or lease properties in Houston, Texas, Hampstead and Eldersburg, Maryland and, to facilitate the distribution of our corporate apparel product, various parts of the UK. Total leased and owned space for distribution is approximately 2.7 million square feet and 2.1 million square feet, respectively.

In addition, we have primary office locations in Houston, Texas, Fremont, California and Hampstead, Maryland with additional satellite offices in other parts of the U.S., Canada and Europe. We lease approximately 0.5 million square feet and lease approximately 0.2 million square feet of office space.

ITEM 3.    LEGAL PROCEEDINGS

We are involved in various routine legal proceedings, including ongoing litigation. Management believes that none of these matters will have a material adverse effect on our financial position, results of operations or cash flows. See Note 17 of Notes to Consolidated Financial Statements for a discussion of our legal proceedings.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the symbol "MW". The following table sets forth, on a per share basis for the periods indicated, the high and low sale prices per share for our common stock as reported by the New York Stock Exchange and the quarterly dividends declared on each share of common stock:

	High	Low	Dividend
Fiscal Year 2014
First quarter	$58.80	$41.89	$0.18
Second quarter	59.07	47.08	0.18
Third quarter	55.45	43.13	0.18
Fourth quarter	48.86	39.77	0.18
Fiscal Year 2013
First quarter	$35.30	$27.48	$0.18
Second quarter	41.02	33.58	0.18
Third quarter	47.29	32.46	0.18
Fourth quarter	52.72	41.31	0.18

On March 17, 2015, there were approximately 925 shareholders of record and approximately 10,000 beneficial shareholders of our common stock.

The cash dividend of $0.18 per share declared by our Board of Directors (the "Board") in January 2015 is payable on March 27, 2015 to shareholders of record on March 17, 2015. The dividend payout is approximately $9.0 million.

The Credit Facilities and the indenture governing the Senior Notes contain covenants that, among other things, limit the Company's ability to pay dividends on the Company's common stock in excess of $10.0 million per quarter. See Note 4 of Notes to Consolidated Financial Statements for additional information on financing arrangements.

The information required by this item regarding securities authorized for issuance under equity compensation plans is incorporated by reference from Item 12 of this Form 10-K.

Issuer Purchases of Equity Securities

We did not purchase any of our equity securities during the fourth quarter of fiscal 2014. In March 2013, the Board approved a $200.0 million share repurchase program for our common stock, which amended and replaced the Company's then existing share repurchase program authorized in January 2011. At January 31, 2015, the remaining balance available under the Board's March 2013 authorization was $48.0 million.

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

The following graph compares, as of each of the dates indicated, the percentage change in the Company's cumulative total shareholder return on the Common Stock with the cumulative total return of the S&P 500 Index, a subset of companies in the S&P Retail Select Index ("Select Group") and the Dow Jones US

Apparel Retailers Index. Next year we do not intend to include the Dow Jones US Apparel Retailers Index in our comparison of cumulative total return. We are changing to a subset of companies in the S&P Retail Select Index because the performance of this subset of companies may impact certain of our performance units granted in 2014 and, therefore, we believe it is a more useful comparison. See Note 11 of Notes to Consolidated Financial Statements for additional information on our performance unit grants.

The graph assumes that the value of the investment in our Common Stock and each index was $100 at January 30, 2010 and that all dividends paid by those companies included in the indices were reinvested.

	January 30, 2010	January 29, 2011	January 28, 2012	February 2, 2013	February 1, 2014	January 31, 2015
Measurement Period (Fiscal Year Covered)
The Men's Wearhouse, Inc.	$100.00	$132.17	$176.78	$159.02	$256.51	$251.82
S&P 500	100.00	122.19	127.34	148.71	180.70	206.41
Select Group(1)	100.00	126.93	159.23	207.65	233.79	278.77
Dow Jones US Apparel Retailers	100.00	124.05	147.67	184.91	210.27	254.63

(1)
For purposes of this graph, the select group currently consists of the following companies: Abercrombie & Fitch Co., Aeropostale, Inc., American Eagle Outfitters, Inc., ANN, Inc., Ascena Retail Group, Inc., Brown Shoe Co., Inc., Chico's FAS, Inc., DSW, Inc., Express, Inc., Finish Line, Inc., Foot Locker, Inc., Francesca's Holdings Corporation, Genesco, Inc., Guess?, Inc., L Brands, Inc., Ross Stores, Inc., Stage Stores, Inc., The Buckle, Inc., The Cato Corporation, The Children's Place, Inc., The Gap, Inc., The TJX Companies, Inc., Urban Outfitters, Inc. and Zumiez, Inc.

The foregoing graph is based on historical data and is not necessarily indicative of future performance.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected statement of (loss) earnings, balance sheet and cash flow information for the fiscal years indicated has been derived from our audited consolidated financial statements. The Selected Financial Data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto. References herein to years are to the Company's 52-week or 53-week fiscal year, which ends on the Saturday nearest January 31 in the following calendar year. For example, references to "2014" mean the fiscal year ended January 31, 2015. All fiscal years for which financial information is included herein had 52 weeks with the exception of the fiscal year ended February 2, 2013 which had 53 weeks.

As a result of the acquisitions of Jos. A. Bank on June 18, 2014, JA Holding on August 6, 2013 and Dimensions and Alexandra on August 6, 2010, the statements of (loss) earnings data and cash flow information below for the years ended January 31, 2015, February 1, 2014 and January 29, 2011, include the results of operations and cash flows, since each respective acquisition date. In addition, the balance sheet information below as of January 31, 2015, February 1, 2014 and January 29, 2011 includes the fair values of the assets acquired and liabilities assumed as of the acquisition date for Jos. A. Bank, JA Holding and Dimensions and Alexandra, respectively.

	2014	2013	2012	2011	2010
	(Dollars and shares in thousands, except per share and per square foot data)
Statement of (Loss) Earnings Data:
Total net sales	$3,252,548	$2,473,233	$2,488,278	$2,382,684	$2,102,664
Total gross margin	1,358,614	1,089,010	1,108,148	1,048,927	898,433
Operating income	73,210	129,628	198,568	185,432	101,671
Net (loss) earnings attributable to common shareholders	(387)	83,791	131,716	120,601	67,697
Per Common Share Data:
Diluted net (loss) earnings per common share attributable to common shareholders	$(0.01)	$1.70	$2.55	$2.30	$1.27
Cash dividends declared	$0.72	$0.72	$0.72	$0.54	$0.39
Weighted-average common shares outstanding—diluted	47,899	49,162	51,026	51,692	52,853
Operating Information:
Percentage increase/(decrease) in comparable sales(1):
Men's Wearhouse	3.9%	0.7%	4.8%	9.1%	4.7%
Moores	8.6%	(4.1)%	1.5%	4.5%	2.2%
K&G	3.7%	(5.5)%	(4.3)%	3.6%	(1.5)%
Average net sales per square foot(2):
Men's Wearhouse	$382	$386	$389	$376	$344
Moores	$377	$345	$361	$358	$343
K&G	$152	$145	$153	$157	$149
Average square footage(3):
Men's Wearhouse	5,667	5,710	5,721	5,705	5,673
Men's Wearhouse and Tux	1,387	1,387	1,372	1,384	1,381
Jos. A. Bank	4,595	—	—	—	—
Moores	6,025	6,358	6,362	6,339	6,306
K&G	23,784	23,710	23,704	23,750	23,472

	2014	2013	2012	2011	2010
	(Dollars in thousands)
Number of retail stores:
Open at beginning of the period	1,124	1,143	1,166	1,192	1,259
Acquired from Jos. A. Bank(4)	624	—	—	—	—
Opened	60	25	37	25	10
Closed	(50)	(44)	(60)	(51)	(77)

Open at end of the period	1,758	1,124	1,143	1,166	1,192

Men's Wearhouse	698	661	638	607	585
Men's Wearhouse and Tux	210	248	288	343	388
Jos. A. Bank(4)	636	—	—	—	—
Moores	123	121	120	117	117
K&G	91	94	97	99	102

Total	1,758	1,124	1,143	1,166	1,192

Cash Flow Information:
Capital expenditures	$96,420	$108,200	$121,433	$91,820	$58,868
Depreciation and amortization	112,659	88,749	84,979	75,968	75,998
Repurchases of common stock	251	152,129	41,296	63,988	144

	January 31, 2015	February 1, 2014	February 2, 2013	January 28, 2012	January 29, 2011
Balance Sheet Information:
Cash and cash equivalents	$62,261	$59,252	$156,063	$125,306	$136,371
Inventories	938,336	599,486	556,531	572,502	486,499
Working capital	758,026	479,808	560,970	544,108	497,352
Total assets	3,546,758	1,555,230	1,496,347	1,405,952	1,320,318
Long-term debt, including current portion	1,687,232	97,500	—	—	—
Total equity	969,789	1,023,149	1,109,235	1,031,819	983,853

(1)
Comparable sales data is calculated by excluding the net sales of a store for any month of one period if the store was not owned or open throughout the same month of the prior period and, beginning in 2013, include e-commerce net sales. The inclusion of e-commerce net sales did not have a significant effect on comparable sales. Comparable sales percentages for Moores are calculated using Canadian dollars.

(2)
Average net sales per square foot is calculated by dividing total square footage for all stores owned or open the entire year into net sales for those stores. The calculation for Men's Wearhouse includes Men's Wearhouse and Tux stores. The calculation for Moores is based upon the Canadian dollar. For fiscal 2012, the calculation excludes total sales for the 53rd week.

(3)
Average square footage is calculated by dividing the total square footage for all stores open at the end of the period by the number of stores open at the end of such period.

(4)
Excludes 15 franchise stores.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Men's Wearhouse, Inc. is a men's specialty apparel retailer offering suits, suit separates, sport coats, slacks, business casual, sportswear, outerwear, dress shirts, shoes and accessories and tuxedo rentals. We offer our products and services through multiple channels including The Men's Wearhouse/Men's Wearhouse and Tux, Jos. A. Bank, Moores Clothing for Men, K&G and the internet at www.menswearhouse.com, www.josbank.com, and www.josephabboud.com. Our stores are located throughout the U.S., Puerto Rico and Canada and carry a wide selection of exclusive and non-exclusive merchandise brands. In addition, we offer our customers alteration services and most of our K&G stores also offer ladies' career apparel, sportswear, accessories and shoes, and children's apparel. We also conduct retail dry cleaning, laundry and heirlooming operations through MW Cleaners in Texas.

Additionally, we operate two corporate apparel providers—our UK-based operations, the largest provider in the UK under the Dimensions, Alexandra and Yaffy brands, and our Twin Hill operations in the U.S. These operations provide corporate clothing uniforms and workwear to workforces through multiple channels including managed corporate accounts, catalogs and the internet at www.dimensions.co.uk and www.alexandra.co.uk.

On June 18, 2014, we acquired all of the outstanding common stock of Jos. A. Bank, a men's specialty apparel retailer, for $65.00 per share in cash, or total consideration of approximately $1.8 billion. The acquisition was funded primarily by a $1.1 billion term loan facility, the issuance of $600.0 million in unsecured senior notes and borrowings under an asset-based credit facility (the "ABL"). Borrowings under the ABL facility were subsequently repaid in full promptly following the close of the Jos. A. Bank acquisition using the cash acquired from Jos. A. Bank. Based on the manner in which we manage, evaluate and internally report our operations, we determined that Jos. A. Bank is an operating segment that meets the criteria for aggregation into our retail reportable segment.

On August 6, 2013, we acquired JA Holding, the parent company of the American clothing brand Joseph Abboud® and a U.S. tailored clothing factory, for $94.9 million in cash consideration. JA Holding is a component of our Men's Wearhouse brand and therefore has been included in our retail reportable segment.

Refer to Note 16 of Notes to Consolidated Financial Statements for additional information and disclosures regarding our reportable segments and the discussion included in "Results of Operations" below.

During 2014, we completed our review of strategic alternatives for our K&G operations. As part of the review, we considered offers to acquire the K&G business, none of which were acceptable. We concluded that continuing to operate K&G as a wholly-owned subsidiary of the Company and part of the Company's overall portfolio will provide the most value to our shareholders.

We follow the standard fiscal year of the retail industry, which is a 52-week or 53-week period ending on the Saturday closest to January 31. Fiscal year 2014 ended on January 31, 2015, fiscal year 2013 ended on February 1, 2014 and fiscal year 2012 ended on February 2, 2013. Fiscal year 2014 and 2013 included 52 weeks and fiscal year 2012 included 53 weeks.

Overview

Highlights of our performance for the year ended January 31, 2015, which includes the results of Jos. A. Bank from June 18, 2014, as well as acquisition and integration costs, non-operating items and purchase accounting adjustments compared to the prior year ended February 1, 2014 are presented below, followed by a more comprehensive discussion under "Results of Operations":

  •
  Revenues for fiscal 2014 increased by $779.3 million or 31.5% to $3,252.5 million compared to revenues of $2,473.2 million in fiscal 2013.

  •
  Gross margin for fiscal 2014 increased by $269.6 million or 24.8% to $1,358.6 million compared to $1,089.0 million in fiscal 2013. Gross margin as a percentage of total net sales for fiscal 2014 was 41.8% compared to 44.0% for fiscal 2013.

  •
  Advertising expense for fiscal 2014 increased by $67.2 million to $168.3 million compared to advertising expense of $101.1 million in fiscal 2013. Advertising expense as a percentage of total net sales for fiscal 2014 was 5.2% compared to 4.1% for fiscal 2013.

  •
  Selling, general and administrative ("SG&A") expenses for fiscal 2014 increased by $268.3 million or 31.6% to $1,117.1 million compared to SG&A expenses of $848.8 million in fiscal 2013. As a percentage of total net sales, these expenses remained flat at 34.3% in both fiscal 2013 and 2014.

  •
  Results for fiscal 2014 include the recognition of $33.5 million of inventory valuation step up for Jos. A. Bank and a $10.6 million charge for tuxedo inventory rationalization, which were recorded within cost of sales, as well as $92.4 million of acquisition and integration costs and non-operating items primarily related to Jos. A. Bank and other cost reduction initiatives and $42.6 million of costs for a JA Holding licensee arbitration award, which were recorded within SG&A.

  •
  Interest expense for fiscal 2014 increased by $62.8 million to $66.0 million compared to interest expense of $3.2 million in fiscal 2013. Interest expense as a percentage of total sales for fiscal 2014 was 2.0% compared to 0.1% for fiscal 2013.

  •
  Net earnings (loss) attributable to common shareholders for fiscal 2014 decreased by $84.2 million to a net loss of $0.4 million compared to net earnings of $83.8 million in fiscal 2013.

  •
  Diluted earnings (loss) per common share attributable to common shareholders was $(0.01) per share for fiscal 2014 compared to $1.70 per share for fiscal 2013.

  •
  During fiscal 2014, we paid cash dividends of $34.8 million.

During fiscal 2014, we opened 60 stores (41 Men's Wearhouse stores, 16 Jos. A. Bank stores (since the date we acquired Jos. A. Bank), and three Moores stores) and closed 50 stores (38 Men's Wearhouse and Tux stores, four Men's Wearhouse stores, four Jos. A. Bank stores, three K&G stores and one Moores store).

In fiscal 2015, we plan to open approximately 25 Men's Wearhouse stores, three to six Jos. A. Bank stores and three Moores stores and to expand and/or relocate approximately 13 existing Men's Wearhouse stores, four existing Jos. A. Bank stores and three existing Moores stores. We also plan to close one Men's Wearhouse store, 10 to 12 Jos. A. Bank stores, one Moores store, four to five K&G stores and approximately 14 to 16 Men's Wearhouse and Tux stores as their lease terms expire or acceptable lease termination arrangements can be established.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	Fiscal Year(1)
	2014	2013	2012
Net sales:
Retail clothing product	72.7%	67.4%	68.0%
Tuxedo rental services	13.6	16.7	16.3
Alteration and other services	5.7	5.9	6.1

Total retail sales	92.1	90.0	90.4
Corporate apparel clothing product	7.9	10.0	9.6

Total net sales	100.0%	100.0%	100.0%
Cost of sales(2):
Retail clothing product	46.4	44.5	44.7
Tuxedo rental services	19.2	15.6	13.9
Alteration and other services	71.8	77.4	75.3
Occupancy costs	13.2	13.1	12.6

Total retail cost of sales	57.2	54.4	53.8
Corporate apparel clothing product	70.2	70.2	71.1

Total cost of sales	58.2	56.0	55.5
Gross margin(2):
Retail clothing product	53.6	55.5	55.3
Tuxedo rental services	80.8	84.4	86.1
Alteration and other services	28.2	22.6	24.7
Occupancy costs	(13.2)	(13.1)	(12.6)

Total retail gross margin	42.8	45.6	46.2
Corporate apparel clothing product	29.8	29.8	28.9

Total gross margin	41.8	44.0	44.5
Advertising expense	5.2	4.1	3.8
Selling, general and administrative expenses	34.3	34.3	32.8
Goodwill impairment charge	0.0	0.4	0.0

Operating income	2.3	5.2	8.0
Interest income	0.0	0.0	0.0
Interest expense	(2.0)	(0.1)	(0.1)
Loss on extinguishment of debt	(0.1)	0.0	0.0

Earnings before income taxes	0.2	5.1	7.9
Provision for income taxes	0.2	1.7	2.6

Net (loss) earnings including non-controlling interest	(0.0)	3.4	5.3
Net earnings attributable to non-controlling interest	(0.0)	(0.0)	(0.0)

Net (loss) earnings attributable to common shareholders	(0.0)%	3.4%	5.3%

(1)
Percentage line items may not sum to totals due to the effect of rounding.

(2)
Calculated as a percentage of related sales.

2014 Compared with 2013

  Net Sales

Total net sales increased $779.3 million, or 31.5%, to $3,252.5 million for fiscal 2014 as compared to fiscal 2013.

Total retail sales increased $768.8 million, or 34.5%, to $2,995.2 million for fiscal 2014 as compared to fiscal 2013 due mainly to $684.0 million of net sales from Jos. A. Bank since the date of acquisition as well as increases in retail clothing product revenues of $59.9 million and tuxedo rental services revenue of $21.8 million from our other brands. The net increase is attributable to the following:

(in millions)	Amount attributed to
$684.0	Increase in net sales from Jos. A. Bank.
58.2	3.9% increase in comparable sales at Men's Wearhouse/Men's Wearhouse and Tux.
19.4	8.6% increase in comparable sales at Moores(1).
11.4	3.7% increase in comparable sales at K&G.
16.4	Increase from net sales of stores opened in 2013, relocated stores and expanded stores not yet included in comparable sales(2).
26.1	Increase in net sales from new stores opened in 2014(2).
(27.1)	Decrease in net sales resulting from closed stores.
(16.4)	Decrease in net sales resulting from change in U.S./Canadian dollar exchange rate.
(3.2)	Other(2).

$768.8	Increase in total retail sales.

(1)
Comparable sales percentages for Moores are calculated using Canadian dollars.

(2)
Excludes Jos. A. Bank.

Comparable sales for Men's Wearhouse/Men's Wearhouse and Tux, Moores and K&G exclude the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period and include e-commerce net sales. The inclusion of e-commerce net sales did not have a significant effect on comparable sales.

The increase at Men's Wearhouse/Men's Wearhouse and Tux resulted primarily from increased average unit retails (net selling prices) and average transactions per store that more than offset decreased units sold per transaction. The increase at Moores was driven by increased average unit retails, units sold per transaction and average transactions per store. The increase at K&G was due to increased units sold per transaction and average transactions per store which more than offset a decrease in average unit retails. At Men's Wearhouse/Men's Wearhouse and Tux, tuxedo rental service comparable sales increased 6.4% primarily due to an increase in rental rates and a slight increase in unit rentals.

Total corporate apparel clothing product sales increased $10.6 million to $257.4 million for fiscal 2014 as compared to fiscal 2013. UK corporate apparel sales increased $7.7 million due mainly to the impact of a stronger pound Sterling this year compared to last year. U.S. corporate apparel sales increased $2.9 million due primarily to increased sales from existing customer programs.

  Gross Margin

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

Our total gross margin increased $269.6 million, or 24.8%, to $1,358.6 million for fiscal 2014 as compared to fiscal 2013. Total retail segment gross margin increased $266.4 million or 26.2% from fiscal 2013 to $1,281.9 million in fiscal 2014. The dollar increase in gross margin was primarily driven by $227.1 million of gross margin generated by Jos. A. Bank as well as by higher sales from our other brands. As a result of the purchase price allocation for the Jos. A. Bank acquisition, a preliminary purchase accounting adjustment of $34.4 million was recorded for the step up of inventory to its fair value. During fiscal 2014, $33.5 million of the inventory valuation step up was recognized and negatively impacted gross margin results. We expect the remaining $0.9 million of step up in inventory to be charged to cost of sales in the first half of fiscal 2015.

For the retail segment, total gross margin as a percentage of related sales decreased from 45.6% in fiscal 2013 to 42.8% in fiscal 2014 driven primarily by a lower gross margin as a percentage of sales for Jos. A. Bank, which includes the recognition of the inventory step up at Jos. A. Bank, partially offset by a higher retail clothing product gross margin rate at our other brands. In addition, retail segment gross margin was impacted by a decrease in the tuxedo rental services gross margin rate primarily due to a $10.6 million charge to rationalize our tuxedo inventory to allow for more productive rental styles, as well as increased royalty expenses.

Occupancy costs increased $104.6 million primarily due to Jos. A. Bank occupancy costs. Occupancy costs as a percentage of retail sales, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, increased slightly from 13.1% in fiscal 2013 to 13.2% in fiscal 2014, primarily due to the impact of Jos. A. Bank's occupancy costs, which are higher as a percentage of sales than our other brands.

Corporate apparel gross margin increased $3.2 million or 4.4% from fiscal 2013 to $76.7 million in fiscal 2014. For the corporate apparel segment, total gross margin as a percentage of related sales was flat at 29.8% for both fiscal 2013 and 2014.

  Advertising Expense

Advertising expense increased to $168.3 million in fiscal 2014 from $101.1 million in fiscal 2013, an increase of $67.2 million or 66.5%. The increase was primarily driven by Jos. A. Bank advertising costs as well as advertising expense related to the rollout of Joseph Abboud® merchandise. As a percentage of total net sales, these expenses increased from 4.1% in fiscal 2013 to 5.2% in fiscal 2014.

  Selling, General and Administrative Expenses

SG&A expenses increased to $1,117.1 million in fiscal 2014 from $848.8 million in fiscal 2013, an increase of $268.3 million or 31.6%. The dollar increase in SG&A expenses was driven by an increase in expenses related to acquisition, integration and non-operating costs primarily related to Jos. A. Bank, a licensee arbitration award related to JA Holding, other cost reduction initiatives, as well as Jos. A. Bank operating expenses, which includes amortization of intangible assets recorded in connection with the Jos. A. Bank acquisition. As a percentage of total net sales, these expenses remained flat at 34.3% in both fiscal 2013 and 2014. The components of the changes in SG&A expenses as a percentage of total net sales and the related dollar changes were as follows:

%	in millions	Attributed to
1.6	$63.0	Increase in acquisition, integration and non-operating costs as a percentage of sales from 1.2% in fiscal 2013 to 2.8% in fiscal 2014. For fiscal 2014, these costs totaled $92.4 million, related primarily to Jos. A. Bank acquisition and integration costs and other cost reduction initiatives, partially offset by a $3.4 million favorable litigation settlement. For fiscal 2013, such costs totaled $29.4 million due to acquisition and integration costs related to JA Holding, costs related to strategic projects, separation costs associated with former executives, asset impairment charges, K&G e-commerce closure costs and a New York store related closure costs, partially offset by a gain of $2.2 million on the sale of an office building.
1.3	42.6	$42.6 million of costs for a JA Holding licensee arbitration award in fiscal 2014 with no corresponding amount in the prior year.
0.2	6.1	Increase in amortization of intangible assets as a percentage of sales from 0.1% in fiscal 2013 to 0.3% in fiscal 2014. Amortization of intangible assets on an absolute dollar basis increased $6.1 million primarily due to intangible assets recorded in connection with the Jos. A. Bank acquisition.
(0.7)	78.4	Decrease in store salaries as a percentage of sales from 12.9% in fiscal 2013 to 12.2% in fiscal 2014. Store salaries on an absolute dollar basis increased $78.4 million primarily due to the impact of Jos. A. Bank store salaries and higher commissions at our other brands.
(2.4)	78.2	Decrease in other SG&A expenses as a percentage of sales from 20.1% in fiscal 2013 to 17.7% in fiscal 2014. On an absolute dollar basis, other SG&A expenses increased $78.2 million primarily due to the inclusion of Jos. A. Bank's other SG&A expenses.

—	$268.3	Total

In the retail segment, SG&A expenses as a percentage of related net sales decreased from 35.3% in fiscal 2013 to 35.1% in fiscal 2014. On an absolute dollar basis, retail segment SG&A expenses increased $265.6 million primarily due to acquisition, integration and non-operating costs, costs related to the JA Holding licensee arbitration award and operating expenses for Jos. A. Bank, which includes amortization of intangible assets recorded in connection with the Jos. A. Bank acquisition and other cost reduction initiatives.

In the corporate apparel segment, SG&A expenses as a percentage of related net sales remained flat at 25.2% in both fiscal 2013 and 2014. Corporate apparel segment SG&A expenses increased $2.7 million primarily due to higher UK operating expenses driven by the impact of a stronger pound Sterling this year compared to last year.

  Interest Expense

Interest expense increased to $66.0 million in fiscal 2014 from $3.2 million in fiscal 2013 primarily due to interest expense on borrowings entered into in connection with the Jos. A. Bank acquisition.

  Provision for Income Tax

Our effective income tax rate increased from 33.6% for fiscal 2013 to 101.8% for fiscal 2014 primarily due to an increase in permanent items as a percent of pre-tax earnings, mainly consisting of non-deductible transaction costs related to the Jos. A. Bank acquisition. Furthermore, the foreign jurisdictions in which we operate had profitability which require us to provide for income tax. Thus, the combination of tax expense being recorded on U.S. activity (due mainly to the non-deductible transaction costs), and for tax expense from our foreign operations, coupled with low book income results in a high effective tax rate for fiscal 2014 compared to fiscal 2013.

  Net (Loss) Earnings Attributable to Common Shareholders

These factors resulted in a net loss attributable to common shareholders of $0.4 million for fiscal 2014, a decrease of $84.2 million from net earnings of $83.8 million for fiscal 2013.

2013 Compared with 2012

  Net Sales

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

Total retail sales decreased $22.4 million, or 1.0%, to $2,226.4 million for fiscal 2013 as compared to fiscal 2012 due mainly to a $23.7 million decrease in retail clothing product revenues and a $4.1 million decrease in alteration and other services offset by a $5.4 million increase in tuxedo rental services revenues. The net decrease in total retail sales is attributable to the following:

(in millions)	Amount attributed to
$10.2	0.7% increase in comparable sales at Men's Wearhouse / Men's Wearhouse and Tux.
(10.1)	4.1% decrease in comparable sales at Moores(1).
(18.7)	5.5% decrease in comparable sales at K&G.
(25.8)	Impact of 53rd week in 2012 (based on trailing 52 weeks in 2012).
32.0	Increase from net sales of stores opened in 2012, relocated stores and expanded stores not yet included in comparable sales.
18.4	Increase in net sales from new stores opened in 2013.
(23.8)	Decrease in net sales resulting from closed stores.
(10.3)	Decrease in net sales resulting from change in U.S./Canadian dollar exchange rate.
5.7	Other.

$(22.4)	Decrease in total retail sales.

(1)
Comparable sales percentages for Moores are calculated using Canadian dollars.

Comparable sales for Men's Wearhouse/Men's Wearhouse and Tux, Moores and K&G exclude the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period and, beginning in 2013, include e-commerce net sales. The inclusion of e-commerce net sales did not have a significant effect on comparable sales.

The increase at Men's Wearhouse/Men's Wearhouse and Tux resulted primarily from increased average unit retails that more than offset decreased units sold per transaction and average transactions per store. The decrease at Moores was driven by decreased units sold per transaction, average unit retails and average transactions per store. The decrease at K&G was due to decreased average transactions per store and average unit retails which more than offset an increase in units sold per transaction. Tuxedo rental service revenues increased primarily due to increased unit rental rates which more than offset decreased unit rentals and tuxedo fees.

Total corporate apparel clothing product sales increased $7.4 million to $246.8 million for fiscal 2013 as compared to fiscal 2012. UK corporate apparel sales decreased $0.8 million due mainly to the impact of a weaker pound Sterling for 2013 as compared to 2012, which more than offset an increase in sales from existing customer programs. U.S. corporate apparel sales increased $8.2 million due primarily to increased sales from new customer rollouts and existing customer programs as well as increased catalog sales.

  Gross Margin

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

  Advertising Expense

Advertising expenses increased to $101.1 million in fiscal 2013 from $94.4 million in fiscal 2012, an increase of $6.7 million or 7.1%. As a percentage of total net sales, these expenses increased from 3.8% in fiscal 2012 to 4.1% in fiscal 2013.

  Selling, General and Administrative Expenses

SG&A expenses increased to $848.8 million in fiscal 2013 from $815.2 million in fiscal 2012, an increase of $33.6 million or 4.1%. As a percentage of total net sales, these expenses increased from 32.8% in fiscal

2012 to 34.3% in fiscal 2013. The components of this 1.5% net increase in SG&A expenses as a percentage of total net sales and the related absolute dollar changes were as follows:

%	in millions	Attributed to
1.7	$40.2	Increase in other SG&A expenses as a percentage of sales from 19.6% in fiscal 2012 to 21.3% in fiscal 2013. On an absolute dollar basis, other SG&A expenses increased $40.2 million with $10.8 million primarily due to increased employee related and non-store payroll costs and $29.4 million due to acquisition and integration costs related to JA Holding, costs related to strategic projects, separation costs associated with former executives, asset impairment charges, K&G e-commerce closure costs and a New York store related closure costs, partially offset by a gain of $2.2 million on the sale of an office building.
(0.2)	(6.6)	Decrease in store salaries as a percentage of sales from 13.1% in fiscal 2012 to 12.9% in fiscal 2013. Store salaries on an absolute dollar basis decreased $6.6 million primarily due to decreased store sales support salaries and decreased store bonuses.

1.5	$33.6	Total

In the retail segment, SG&A expenses as a percentage of related net sales increased from 33.4% in fiscal 2012 to 35.3% in fiscal 2013. On an absolute dollar basis, retail segment SG&A expenses increased $34.5 million primarily due to increased employee related and non-store payroll costs, acquisition and integration costs related to JA Holding, costs related to strategic projects, separation costs associated with former executives, K&G e-commerce closure costs and a New York store related closure costs, partially offset by a gain on the sale of an office building.

In the corporate apparel segment, SG&A expenses as a percentage of related net sales decreased from 26.3% in fiscal 2012 to 25.2% in fiscal 2013. Corporate apparel segment SG&A expenses decreased $0.9 million primarily due to reduced UK operating expenses partially offset by higher U.S. operating expenses and separation costs associated with a former executive.

  Goodwill Impairment Charge

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

  Interest Expense

Interest expense increased to $3.2 million in fiscal 2013 from $1.5 million in fiscal 2012 primarily due to interest expense related to our previous term loan facility entered into in August 2013 to fund the JA Holding acquisition.

  Provision for Income Tax

Our effective income tax rate increased from 33.2% for fiscal 2012 to 33.6% for fiscal 2013 mainly due to the reduced tax benefit related to audit settlements, closed statutes of limitation and a one-time adjustment in the prior year.

  Net Earnings Attributable to Common Shareholders

These factors resulted in net earnings attributable to common shareholders of $83.8 million or 3.4% of total net sales for fiscal 2013, a decrease of $47.9 million or 36.4% from net earnings of $131.7 million or 5.3% of total net sales for fiscal 2012.

Liquidity and Capital Resources

At January 31, 2015 and February 1, 2014, cash and cash equivalents totaled $62.3 million and $59.3 million, respectively. At January 31, 2015, cash and cash equivalents held by foreign subsidiaries totaled $39.1 million. Under current tax laws and regulations, if cash and cash equivalents held outside the U.S. are repatriated to the U.S., in certain circumstances we may be subject to additional U.S. income taxes and foreign withholding taxes. We currently do not intend to repatriate amounts held by foreign subsidiaries.

We had working capital of $758.0 million and $479.8 million at January 31, 2015 and February 1, 2014, respectively. The increase in working capital of $278.2 million at January 31, 2015 compared to February 1, 2014 is due mainly to the acquisition of Jos. A. Bank. Our primary sources of working capital are cash flows from operations and available borrowings under our financing arrangements, as described below.

On June 18, 2014, we entered into a term loan credit agreement, that provides for a senior secured term loan in the aggregate principal amount of $1.1 billion (the "Term Loan"), and a $500.0 million asset-based revolving credit agreement (the "ABL Facility", and together with the Term Loan, the "Credit Facilities") with certain of our U.S. subsidiaries and Moores the Suit People Inc., one of our Canadian subsidiaries, as co-borrowers. In addition, on June 18, 2014, we issued $600.0 million in aggregate principal amount of 7.00% Senior Notes due 2022 (the "Senior Notes").

The Credit Facilities and the Senior Notes contain customary non-financial and financial covenants, including fixed charge coverage ratios, total leverage ratios and secured leverage ratios, as well as a restriction on our ability to pay dividends on our common stock in excess of $10.0 million per quarter. Since entering into these financing arrangements and as of January 31, 2015, our total leverage ratio and secured leverage ratio were above the maximums specified in the agreements, which was anticipated when we entered into these arrangements. As a result, we are currently subject to certain additional restrictions, including limitations on our ability to make acquisitions and incur additional indebtedness. We expect to be in compliance with all of the non-financial and financial covenants by the end of fiscal 2015 which will result in the elimination of these additional restrictions.

We used the net proceeds from the Term Loan, the offering of the Senior Notes and the net proceeds from $340.0 million drawn on the ABL Facility to pay the approximately $1.8 billion purchase price for the acquisition of Jos. A. Bank and to repay all of our obligations under our Third Amended and Restated Credit Agreement, dated as of April 12, 2013 (as amended the "Previous Credit Agreement"), including $95.0 million outstanding under the Previous Credit Agreement as well as settlement of the then existing interest rate swap. The loans under the ABL Facility were subsequently repaid in full promptly following the closing of the Jos. A. Bank acquisition using the cash acquired from Jos. A. Bank.

  Credit Facilities

The Term Loan is guaranteed, jointly and severally, by certain of our U.S. subsidiaries and will mature on June 18, 2021. The interest rate on the Term Loan is based on the 3-month LIBOR rate, which was approximately 0.25% at January 31, 2015. However, the Term Loan interest rate is subject to a LIBOR floor of 1% per annum, plus the applicable margin which is currently 3.50%, resulting in a total interest rate of 4.50% at January 31, 2015. To minimize the impact of changes in interest rates on our interest payments under the Term Loan, in January 2015, we entered into an interest rate swap agreement to swap variable-rate interest payments for fixed-rate interest payments on a notional amount of $520.0 million, effective in February 2015. The interest rate swap agreement matures in August 2018 and has periodic interest settlements. Under this interest rate swap agreement, we receive a floating rate based on the 3-month LIBOR rate and pay a fixed rate of 5.03% (including the applicable margin of 3.50%) on the outstanding notional amount. As of January 31, 2015, there was approximately $1,087.2 million issued and outstanding under the Term Loan.

The ABL Facility provides for a senior secured revolving credit facility of $500.0 million, with possible future increases to $650.0 million under an expansion feature that matures on June 18, 2019 and is guaranteed, jointly and severally, by certain of our U.S. subsidiaries. The ABL Facility has several borrowing and interest rate options including the following indices: (i) adjusted LIBO rate, (ii) Canadian Dollar Offered Rate ("CDOR") rate, (iii) Canadian prime rate or (iv) an alternate base rate (equal to the greater of the prime rate, the federal funds effective rate plus 0.5% or the adjusted LIBO rate for a one-month period plus 1.0%). Advances under the ABL Facility bear interest at a rate per annum using the applicable indices plus a varying interest rate margin of up to 2.00%. The ABL Facility also provides for fees applicable to amounts available to be drawn under outstanding letters of credit which range from 1.50% to 2.00%, and a fee on unused commitments which ranges from 0.25% to 0.375%. As of January 31, 2015, there were no borrowings outstanding under the ABL Facility.

The obligations under the Credit Facilities are secured on a senior basis by a first priority lien on substantially all of the assets of the Company, certain of its U.S. subsidiaries and, in the case of the ABL Facility, Moores The Suit People Inc. The Credit Facilities and the related guarantees and security interests granted thereunder are senior secured obligations of, and will rank equally with all present and future senior indebtedness of, the Company, the co-borrowers and the respective guarantors.

We utilize letters of credit primarily to secure inventory purchases and as collateral for workers compensation claims. At January 31, 2015, letters of credit totaling approximately $18.5 million were issued and outstanding. Borrowings available under the ABL Facility as of January 31, 2015 were $432.5 million.

  Senior Notes

The Senior Notes are guaranteed, jointly and severally, on an unsecured basis by certain of our U.S. subsidiaries. The Senior Notes and the related guarantees are senior unsecured obligations of the Company and the guarantors, respectively, and will rank equally with all of the Company's and each guarantor's present and future senior indebtedness. The Senior Notes will mature on July 1, 2022. Interest on the Senior Notes are payable on January 1 and July 1 of each year. Payments began January 1, 2015. At January 31, 2015, there was $600.0 million of Senior Notes outstanding.

We may redeem some or all of the Senior Notes at any time on or after July 1, 2017 at the redemption prices set forth in the indenture governing the Senior Notes. At any time prior to July 1, 2017, we will have the option to redeem some or all of the Senior Notes at a redemption price of 100% of the principal amount of the Senior Notes to be redeemed, plus a "make-whole" premium and accrued and unpaid interest, if any, to the date of redemption. We may also redeem up to a maximum of 35% of the original aggregate principal amount of the Senior Notes with the proceeds of certain equity offerings prior to July 1, 2017 at a redemption price of 107% of the principal amount of the Senior Notes plus accrued and unpaid interest, if any. Upon the occurrence of certain specific changes of control, we may be required to offer to purchase the Senior Notes at 101% of their aggregate principal amount plus accrued and unpaid interest thereon to the date of purchase.

We have also entered into a registration rights agreement regarding the Senior Notes pursuant to which we agreed, among other things, to use our commercially reasonable efforts to consummate an exchange offer of the Senior Notes for substantially identical notes registered under the Securities Act of 1933, as amended, on or before July 13, 2015. Additional interest will accrue at a rate of 0.25% per annum on the principal amount of the Senior Notes during the 90 day period after the occurrence of the registration default and will increase by 0.25% per annum at the end of each subsequent 90 day period. In no event will the rate of additional interest exceed 1.00% per annum on the principal amount.

  Cash Provided by Operating Activities

Net cash provided by operating activities was $94.8 million and $188.9 million for 2014 and 2013, respectively. The $94.1 million decrease is primarily the result of a decrease in net earnings driven by acquisition and integration costs related to Jos. A. Bank, interest expense on our indebtedness, and an arbitration award related to JA Holding, as well as changes in working capital primarily related to fluctuations in accounts payable, accrued expenses and other current liabilities.

Net cash provided by operating activities was $188.9 million and $225.7 million for 2013 and 2012, respectively. The $36.8 million decrease is primarily the result of a decrease in net earnings driven by acquisition costs related to JA Holding and various strategic projects and an increase in inventories primarily related to an inventory build for the rollout of Joseph Abboud® merchandise as well the impact of new Men's Wearhouse stores and higher inventory levels resulting from lower sales. The decrease was partially offset by an increase in accounts payable, accrued expenses and other current liabilities and other current liabilities primarily related to the aforementioned inventory build-up of Joseph Abboud® merchandise, the timing of vendor payments and the impact of accrued professional fees related to various strategic projects.

  Cash Used in Investing Activities

Net cash used in investing activities was $1,587.7 million and $199.0 million for 2014 and 2013, respectively. The $1,388.7 million increase in cash used in investing activities was primarily driven by the acquisition of Jos. A. Bank. Our capital expenditures in 2014 and 2013 relate to costs incurred for stores opened, remodeled or relocated during the year or under construction at the end of the year and infrastructure technology, office and distribution facility investments.

Net cash used in investing activities was $199.0 million and $123.5 million for 2013 and 2012, respectively. The $75.5 million increase in cash used in investing activities is primarily due to the acquisition of JA Holding for $94.9 million. Our capital expenditures in 2013 and 2012 relate mainly to costs incurred for stores opened, remodeled or relocated during the year or under construction at the end of the year, distribution facility additions and infrastructure technology investments. In 2013, we received $4.1 million in proceeds from the sales of property and equipment, primarily an office building. In addition, in 2012, we incurred approximately $13.4 million of costs related to purchase of land and buildings to consolidate our California office locations.

  Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $1,500.9 million for 2014 compared to net cash used in financing activities of $82.9 million for 2013. The net change of $1,583.8 million was primarily driven by borrowings on our Term Loan and issuance of the Senior Notes for the acquisition of Jos. A. Bank. Cash outflows from financing activities consist primarily of repayment of borrowings under our ABL Facility and previous term loan, payment of deferred financing costs related to our Credit Facilities and cash dividend payments.

Net cash used in financing activities was $82.9 million and $71.3 million for 2013 and 2012, respectively. The $11.6 million increase in cash used in financing activities was primarily due to cash outflows for the repurchase of common stock and cash dividend payments offset by proceeds from our previous term loan.

Share repurchase program—In March 2013, the Board of Directors (the "Board") approved a $200.0 million share repurchase program for our common stock, which amended and replaced our then existing share repurchase program authorized by the Board in January 2011. At January 31, 2015, the remaining balance available under the Board's March 2013 authorization was $48.0 million.

During fiscal 2014, no shares were repurchased in open market transactions under the Board's March 2013 authorization.

In July 2013, we entered into an accelerated share repurchase agreement ("ASR Agreement") with J.P. Morgan Securities LLC ("JPMorgan"), as agent for JPMorgan Chase Bank, National Association, London Branch, to purchase $100.0 million of our common stock. In July 2013, we paid $100.0 million to JPMorgan and received an initial delivery of 2,197,518 shares. The value of the initial shares received was approximately $85.0 million, reflecting a $38.68 price per share. In September 2013, JPMorgan delivered an additional 455,769 shares valued at approximately $15.0 million, reflecting a $32.91 price per share. All repurchased shares under the ASR Agreement were immediately retired. In addition to the ASR Agreement, during fiscal 2013, 1,489,318 shares at a cost of $52.0 million were repurchased in open market transactions under the Board's March 2013 authorization.

The following table summarizes our common stock repurchases during fiscal 2014, 2013 and 2012 (in thousands, except share data and average price per share):

	Fiscal Year
	2014	2013	2012
Shares repurchased(1)	5,349	4,147,983	1,128,525
Total costs	$251	$152,129	$41,296
Average price per share	$46.93	$36.68	$36.59

(1)
Includes 5,349, 5,378 and 7,041 shares, respectively, repurchased in private transactions to satisfy minimum tax withholding obligations arising upon the vesting of certain restricted stock.

Dividends—Cash dividends paid were approximately $34.8 million, $35.5 million and $37.1 million during fiscal 2014, 2013 and 2012, respectively. In fiscal 2014, 2013 and 2012, a dividend of $0.18 per share was declared in each quarter, for an annual dividend of $0.72 per share, respectively. The cash dividend of $0.18 per share declared by the Board in January 2015 is payable on March 27, 2015 to shareholders of record on March 17, 2015.

  Future sources and uses of cash

Our primary uses of cash are to finance working capital requirements of our operations and to repay our indebtedness. In addition, we will use cash to fund capital expenditures, income taxes, integration costs associated with Jos. A. Bank, dividend payments, operating leases and various other commitments and obligations, as they arise.

Capital expenditures are anticipated to be in the range of $120.0 to $130.0 million for 2015. This amount includes the anticipated costs to open approximately 25 Men's Wearhouse stores, three to six Jos. A. Bank stores and three Moores stores and to expand and/or relocate approximately 13 existing Men's Wearhouse stores, four existing Jos. A. Bank stores and three existing Moores stores. The average cost (excluding telecommunications and point-of-sale equipment and inventory) of opening a new store is expected to be approximately $0.5 million in 2015. The balance of the capital expenditures for 2015 will be used for integration projects related to Jos. A. Bank, point-of-sale and other computer equipment and systems, store remodeling, distribution facilities and investment in other corporate assets. The actual amount of future capital expenditures will depend in part on the number of new stores opened and the terms on which new stores are leased and the timing of our Jos. A. Bank integration projects, as well as on industry trends consistent with our anticipated operating plans.

Additionally, market conditions may produce attractive opportunities for us to make acquisitions. Any such acquisitions may be undertaken as an alternative to opening new stores. We may use cash on hand, together with cash flow from operations, borrowings under our Credit Facilities and issuances of debt or equity securities, to take advantage of any acquisition opportunities.

Current and future domestic and global economic conditions could negatively affect our future operating results as well as our existing cash and cash equivalents balances. In addition, conditions in the financial markets could limit our access to further capital resources, if needed, and could increase associated costs. We believe based on our current business plan that our existing cash and cash flows from operations and availability under our ABL Facility will be sufficient to fund our operating cash requirements, planned store openings, relocations and remodels, other capital expenditures, and integration costs associated with Jos. A. Bank.

Contractual Obligations

As of January 31, 2015, we are obligated to make cash payments in connection with our long-term debt, non-cancelable operating leases and other contractual obligations in the amounts listed below. In addition, we utilize letters of credit primarily for inventory purchases and as collateral for workers compensation claims. At January 31, 2015, letters of credit totaling approximately $18.5 million were issued and outstanding.

	Payments Due by Period
(In millions) Contractual obligations	Total	<1 Year	1 - 3 Years	4 - 5 Years	> 5 Years
Long-term debt(1)	$2,339.5	$104.8	$223.1	$187.4	$1,824.2
Operating lease base rentals(2)	1,354.7	262.7	434.3	296.3	361.4
Other contractual obligations(3)	33.6	19.8	13.0	0.8	—

Total contractual obligations(4)	$3,727.8	$387.3	$670.4	$484.5	$2,185.6

(1)
Includes interest payments of $93.8 million within one year, $198.4 million between one and three years, $168.1 million between four and five years and $182.0 million beyond five years, at current interest rates including the impact of active interest rate swaps. See Notes 4 and 15 of Notes to Consolidated Financial Statements for additional information.

(2)
We lease retail business locations, office and warehouse facilities and equipment under various non-cancelable operating leases. See Note 17 of Notes to Consolidated Financial Statements for additional information.

(3)
Other contractual obligations consist primarily of minimum payments under our agreement with Vera Wang that gives us the exclusive right to "Black by Vera Wang" tuxedo products and our marketing agreement with David's Bridal, Inc. Pursuant to our marketing agreement with David's Bridal, Inc., there are performance conditions that may impact future payments. These potential future payments are not included in the table above as such amounts are not readily determinable.

(4)
Excluded from the table above is $20.6 million, which includes $0.8 million in interest, related to uncertain tax positions. These amounts are not included due to our inability to predict the timing of the settlement of these amounts. Refer to Note 5 of Notes to Consolidated Financial Statements for additional information.

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

Inflation

We believe the impact of inflation on the results of operations during the periods presented has been minimal. However, we cannot assure you that our business will not be affected by inflation in the future.

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

Impairment of Long-Lived Assets—Long-lived assets, such as property and equipment and identifiable intangibles with finite useful lives, are periodically evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level of which there are identifiable cash flows, which is generally at a store level. Assets are reviewed using factors including, but not limited to, our future operating plans and projected cash flows. The determination of whether impairment has occurred is based on an estimate of undiscounted future cash flows directly related to the assets, compared to the carrying value of the assets. If the sum of the undiscounted future cash flows of the assets does not exceed the carrying value of the assets, full or partial impairment may exist. If the asset carrying amount exceeds its fair value, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined using an income approach, which requires discounting the estimated future cash flows associated with the asset. Estimating future cash flows requires management to make assumptions and to apply judgment, including forecasting future sales, costs and useful lives of assets. Significant judgment is also involved in selecting the appropriate discount rate to be applied in determining the estimated fair value of an asset. Changes to our key assumptions related to future performance, market conditions and other economic factors can significantly affect our impairment evaluation and result in future impairment charges. For example, unanticipated long-term adverse market conditions can cause individual stores to become unprofitable and can result in an impairment charge for the property and equipment assets in those stores.

Business Combinations-Purchase Price Allocation—For the Jos. A. Bank acquisition, we allocated the purchase price to the various tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values, which are preliminary as of January 31, 2015. Determining the fair value of certain assets and liabilities acquired is subjective in nature and often involves the use of significant estimates and assumptions, which are inherently uncertain. Many of the estimates and assumptions used to determine fair values, such as those used for intangible assets are made based on forecasted information and discount rates. In addition, the judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations.

Goodwill and Other Indefinite-Lived Intangible Assets—Goodwill and other indefinite-lived intangible assets are initially recorded at their fair values. Identifiable intangible assets with an indefinite useful life, including goodwill, are not amortized but are evaluated annually as of our fiscal year end for impairment. A more frequent evaluation is performed if events or circumstances indicate that impairment could have occurred. Such events or circumstances could include, but are not limited to, significant negative industry or economic trends, unanticipated changes in the competitive environment, decisions to significantly modify or dispose of operations and a significant sustained decline in the market price of our stock.

For purposes of our goodwill impairment evaluation, the reporting units are our operating brands identified in Note 16 of Notes to Consolidated Financial Statements. Goodwill has been assigned to the reporting units based on prior business combinations related to the brands. The goodwill impairment evaluation is performed in two steps.

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

Management judgment is a significant factor in the goodwill impairment evaluation process. The computations require management to make estimates and assumptions. Actual values may differ significantly from these judgments, particularly if there are significant adverse changes in the operating environment for our reporting units. Critical assumptions that are used as part of these evaluations include:

  •
  The potential future cash flows of the reporting unit.  The income approach relies on the timing and estimates of future cash flows. The projections use management's estimates of economic and market conditions over the projected period, including growth rates in revenue, gross margin and expense. The cash flows are based on our most recent business operating plans and various growth rates have been assumed for years beyond the current business plan period. We believe that the assumptions and rates used in our 2014 impairment evaluation are reasonable; however, variations in the assumptions and rates could result in significantly different estimates of fair value.

  •
  Selection of an appropriate discount rate.  The income approach requires the selection of an appropriate discount rate, which is based on a weighted-average cost of capital analysis. The discount rate is affected by changes in short-term interest rates and long-term yield as well as variances in the typical capital structure of marketplace participants. Given current economic conditions, it is possible that the discount rate will fluctuate in the near term. The weighted-average cost of capital used to discount the cash flows for our reporting units ranged from 10.0% to 14.0% for the 2014 analysis.

  •
  Selection of comparable companies within the industry.  For purposes of the market comparable approach, valuations were determined by calculating average price multiples of relevant key drivers from a group of companies that are comparable to the reporting units being analyzed and applying those price multiples to the key drivers of the reporting unit. While the market price multiple is not an assumption, a presumption that it provides an indicator of the value of the reporting unit is inherent in the valuation. The determination of the market comparable also involves a degree of judgment. Earnings multiples of 6.0 to 14.3 were used for the 2014 analysis for our operating brands including Men's Wearhouse, Moores, Jos. A. Bank, K&G, MW Cleaners, Twin Hill and our UK-based operations.

As discussed above, the fair values of reporting units in 2014 were determined using a combined income and market comparable approach. We believe these two approaches are appropriate valuation techniques and we generally weight the two values equally as an estimate of reporting unit fair value for the purposes of our impairment testing. However, we may weigh one value more heavily than the other when conditions merit doing so. The fair value derived from the weighting of these two methods provided appropriate valuations that, in aggregate, reasonably reconciled to our market capitalization, taking into account observable control premiums. As of January 31, 2015, we concluded that none of our goodwill was impaired.

The goodwill impairment evaluation process requires management to make estimates and assumptions with regard to the fair value of the reporting units. Actual values may differ significantly from these judgments, particularly if there are significant adverse changes in the operating environment for our reporting units. Sustained declines in our market capitalization could also increase the risk of goodwill impairment. Such occurrences could result in future goodwill impairment charges that would, in turn, negatively impact our results of operations; however, any such goodwill impairments would be non-cash charges that would not affect our cash flows or compliance with our debt covenants.

With the exception of the Jos. A. Bank reporting unit, all of our other reporting units have fair values that significantly exceed their carrying values. The recorded value of goodwill and intangible assets from the recently acquired Jos. A. Bank brand were derived from more recent business operating plans and macroeconomic conditions and therefore are more susceptible to an adverse change that could require an impairment charge.

Indefinite-lived intangible assets are not subject to amortization but are reviewed at least annually for impairment. The indefinite-lived intangible asset impairment evaluation is performed by comparing the fair value of the indefinite-lived intangible assets to their carrying values. We estimate the fair value of these intangible assets based on an income approach using the relief-from-royalty method. This approach is dependent upon a number of factors, including estimates of future growth and trends, royalty rates, discount rates and other variables. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. As of January 31, 2015, our impairment evaluation of indefinite-lived intangible assets did not result in an impairment charge.

Tuxedo Rental Product—The cost of our tuxedo rental product is amortized to cost of sales based on the cost of each unit rented, which is estimated based on the number of times the unit is expected to be rented and the average cost of the rental product. Lost, damaged and retired rental product is also charged to cost of sales. Tuxedo rental product is amortized to expense generally over a four year period. We make assumptions, based primarily on historical experience, as to the number of times each unit can be rented. If the actual number of times a unit can be rented were to vary significantly from our estimates, it could materially affect the amount of tuxedo rental product amortization included in cost of sales.

Income Taxes—Income taxes are accounted for using the asset and liability method. Deferred tax liabilities or assets are established for temporary differences between financial and tax reporting bases and are subsequently adjusted to reflect changes in enacted tax rates expected to be in effect when the temporary differences reverse. The deferred tax assets are reduced, if necessary, by a valuation allowance if the future realization of those tax benefits is not more likely than not.

Significant judgment is required in determining the provision for income taxes, related taxes payable and deferred tax assets and liabilities since, in the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. Additionally, our tax returns are subject to audit by various domestic and foreign tax authorities that could result in material adjustments or differing interpretations of the tax laws. Although we believe that our estimates are reasonable and are based on the best available information at the time we prepare the provision, actual results could differ from these estimates resulting in a final tax outcome that may be materially different from that which is reflected in our consolidated financial statements.

The tax benefit from an uncertain tax position is recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. Additionally, interest and/or penalties related to uncertain tax positions are recognized in income tax expense. Significant judgment is required in determining our uncertain tax positions. We have established accruals for uncertain tax positions using our best judgment and adjust these accruals, as warranted, due to changing facts and circumstances. A change in our uncertain tax positions, in any given period, could have a significant impact on our financial position, results of operations and cash flows for that period.

Recent Accounting Pronouncements

Except as discussed in Note 1 of Notes to Consolidated Financial Statements, we have considered all new accounting pronouncements and have concluded that there are no new pronouncements that may have a material impact on our results of operations, financial condition, or cash flows, based on current information.

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

As further described in Note 15 of Notes to Consolidated Financial Statements, our risk management policy is to hedge a portion of forecasted merchandise purchases for our direct sourcing programs that bear foreign exchange risk using foreign exchange forward contracts. We have not elected to apply hedge accounting to these transactions denominated in a foreign currency. A hypothetical 10% increase or decrease in applicable January 31, 2015 forward rates could impact the fair value of the derivative financial instruments by $1.0 million. However, it should be noted that any change in the value of these contracts, whether real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged item.

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

Interest Rate Risk

In conjunction with the Jos. A. Bank acquisition, we entered into new financing arrangements and repaid amounts existing under our Previous Credit Agreement. For further information, refer to Note 4 of Notes to Consolidated Financial Statements. Borrowings under our Credit Facilities generally bear interest at a rate based on LIBOR plus an applicable margin. As such, our Credit Facilities expose us to market risk for changes in interest rates.

Certain terms of our Term Loan limit our exposure to short-term interest rate fluctuations, specifically the existence of a LIBOR floor of 1% per annum. Assuming LIBOR rates surpassed the 1% LIBOR floor provision on our Term Loan, we would be exposed to interest rate risk on such Term Loan. At January 31, 2015, the 3-month LIBOR rate was approximately 0.25%, which is significantly below the LIBOR floor. However, to partially mitigate future interest rate risk, in January 2015, we entered into an interest rate swap agreement to exchange variable interest rate payments for fixed interest rate payments for a portion of the outstanding Term Loan balance, effective in February 2015. After consideration of the swap, each one percentage point change in interest rates would result in an approximate $5.8 million change in annual interest expense on our Term Loan.

We also have exposure to market rate risk for changes in interest rates as those rates relate to our investment portfolio. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. As of January 31, 2015, we have highly liquid investments classified as cash equivalents in our consolidated balance sheet. Future investment income earned on our cash equivalents will fluctuate in line with short-term interest rates.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Men's Wearhouse, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of The Men's Wearhouse, Inc. and subsidiaries (the "Company") as of January 31, 2015 and February 1, 2014, and the related consolidated statements of (loss) earnings, comprehensive (loss) income, shareholders' equity, and cash flows for each of the three years in the period ended January 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Men's Wearhouse, Inc. and subsidiaries as of January 31, 2015 and February 1, 2014, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 31, 2015, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 27, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 27, 2015

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)

	January 31, 2015	February 1, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$62,261	$59,252
Accounts receivable, net	73,266	63,153
Inventories	938,336	599,486
Other current assets	175,574	93,206

Total current assets	1,249,437	815,097

PROPERTY AND EQUIPMENT, AT COST:
Land	20,921	19,229
Buildings	123,762	112,837
Leasehold improvements	589,105	467,307
Furniture, fixtures and equipment	575,983	491,948

	1,309,771	1,091,321
Less accumulated depreciation and amortization	(743,697)	(683,159)

Net property and equipment	566,074	408,162

TUXEDO RENTAL PRODUCT, net	132,672	142,816
GOODWILL	887,936	126,003
INTANGIBLE ASSETS, net	668,259	58,027
OTHER ASSETS	42,380	5,125

TOTAL ASSETS	$3,546,758	$1,555,230

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$209,867	$148,762
Accrued expenses and other current liabilities	268,935	175,797
Income taxes payable	1,609	730
Current maturities of long-term debt	11,000	10,000

Total current liabilities	491,411	335,289
LONG-TERM DEBT	1,676,232	87,500
DEFERRED TAXES AND OTHER LIABILITIES	409,326	109,292

Total liabilities	2,576,969	532,081

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 48,265,902 and 47,701,829 shares issued	482	476
Capital in excess of par	440,907	412,043
Retained earnings	537,263	572,712
Accumulated other comprehensive (loss) income	(5,671)	27,311
Treasury stock, 129,095 and 137,900 shares at cost	(3,192)	(3,407)

Total equity attributable to common shareholders	969,789	1,009,135
Non-controlling interest	—	14,014

Total shareholders' equity	969,789	1,023,149

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,546,758	$1,555,230

The accompanying notes are an integral part of these consolidated financial statements.

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF (LOSS) EARNINGS

For the Years Ended
January 31, 2015, February 1, 2014 and February 2, 2013

(In thousands, except per share amounts)

	Fiscal Year
	2014	2013	2012
Net sales:
Retail clothing product	$2,365,463	$1,667,535	$1,691,248
Tuxedo rental services	442,866	411,864	406,454
Alteration and other services	186,843	147,023	151,147

Total retail sales	2,995,172	2,226,422	2,248,849
Corporate apparel clothing product	257,376	246,811	239,429

Total net sales	3,252,548	2,473,233	2,488,278
Cost of sales:
Retail clothing product	1,098,550	741,957	756,048
Tuxedo rental services	84,978	64,308	56,567
Alteration and other services	134,227	113,729	113,846
Occupancy costs	395,521	290,896	283,382

Total retail cost of sales	1,713,276	1,210,890	1,209,843
Corporate apparel clothing product	180,658	173,333	170,287

Total cost of sales	1,893,934	1,384,223	1,380,130
Gross margin:
Retail clothing product	1,266,913	925,578	935,200
Tuxedo rental services	357,888	347,556	349,887
Alteration and other services	52,616	33,294	37,301
Occupancy costs	(395,521)	(290,896)	(283,382)

Total retail gross margin	1,281,896	1,015,532	1,039,006
Corporate apparel clothing product	76,718	73,478	69,142

Total gross margin	1,358,614	1,089,010	1,108,148
Advertising expense	168,266	101,083	94,422
Selling, general and administrative expenses	1,117,138	848,798	815,158
Goodwill impairment charge	—	9,501	—

Operating income	73,210	129,628	198,568
Interest income	356	385	648
Interest expense	(66,032)	(3,205)	(1,544)
Loss on extinguishment of debt	(2,158)	—	—

Earnings before income taxes	5,376	126,808	197,672
Provision for income taxes	5,471	42,591	65,609

Net (loss) earnings including non-controlling interest	(95)	84,217	132,063
Net earnings attributable to non-controlling interest	(292)	(426)	(347)

Net (loss) earnings attributable to common shareholders	$(387)	$83,791	$131,716

Net (loss) earnings per common share attributable to common shareholders:
Basic	$(0.01)	$1.71	$2.56

Diluted	$(0.01)	$1.70	$2.55

Weighted-average common shares outstanding:
Basic	47,899	48,849	50,793

Diluted	47,899	49,162	51,026

The accompanying notes are an integral part of these consolidated financial statements.

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

For the Years Ended
January 31, 2015, February 1, 2014 and February 2, 2013

(In thousands)

	For the Fiscal Year Ended
	2014	2013	2012
Net (loss) earnings including non-controlling interest	$(95)	$84,217	$132,063
Currency translation adjustments	(31,942)	(8,606)	(23)
Unrealized loss on cash flow hedge, net of tax	(1,266)	(399)	—
Adjustment to minimum pension liability, net of tax	226	—	—

Comprehensive (loss) income including non-controlling interest	(33,077)	75,212	132,040

Comprehensive income attributable to non-controlling interest:
Net earnings	(292)	(426)	(347)
Currency translation adjustments	—	(608)	26

Amounts attributable to non-controlling interest	(292)	(1,034)	(321)

Comprehensive (loss) income attributable to common shareholders	$(33,369)	$74,178	$131,719

The accompanying notes are an integral part of these consolidated financial statements.

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands, except shares)

	Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock, at Cost	Total Equity Attributable to Common Shareholders	Non- controlling Interest	Total Shareholders' Equity
BALANCES—January 28, 2012	$718	$362,735	$1,095,535	$36,921	$(476,749)	$1,019,160	$12,659	$1,031,819
Net earnings	—	—	131,716	—	—	131,716	347	132,063
Other comprehensive income (loss)	—	—	—	3	—	3	(26)	(23)
Cash dividends—$0.72 per share	—	—	(37,005)	—	—	(37,005)	—	(37,005)
Share-based compensation	—	16,515	—	—	—	16,515	—	16,515
Common stock issued under share-based award plans and to stock discount plan—722,659 shares	7	8,450	—	—	—	8,457	—	8,457
Tax payments related to vested deferred stock units	—	(4,421)	—	—	—	(4,421)	—	(4,421)
Tax benefit related to share-based plans	—	2,949	—	—	—	2,949	—	2,949
Treasury stock reissued—6,295 shares	—	26	—	—	151	177	—	177
Repurchases of common stock—1,128,525 shares	—	—	—	—	(41,296)	(41,296)	—	(41,296)

BALANCES—February 2, 2013	725	386,254	1,190,246	36,924	(517,894)	1,096,255	12,980	1,109,235
Net earnings	—	—	83,791	—	—	83,791	426	84,217
Other comprehensive (loss) income	—	—	—	(9,613)	—	(9,613)	608	(9,005)
Cash dividends—$0.72 per share	—	—	(35,252)	—	—	(35,252)	—	(35,252)
Share-based compensation	—	17,120	—	—	—	17,120	—	17,120
Common stock issued under share-based award plans and to stock discount plan—719,551 shares	7	10,732	—	—	—	10,739	—	10,739
Tax payments related to vested deferred stock units	—	(3,865)	—	—	—	(3,865)	—	(3,865)
Tax benefit related to share-based plans	—	1,664	—	—	—	1,664	—	1,664
Treasury stock reissued—11,761 shares	—	138	—	—	287	425	—	425
Repurchases of common stock—4,147,983 shares	(27)	—	(99,973)	—	(52,129)	(152,129)	—	(152,129)
Retirement of treasury stock—22,915,087 shares	(229)	—	(566,100)	—	566,329	—	—	—

BALANCES—February 1, 2014	476	412,043	572,712	27,311	(3,407)	1,009,135	14,014	1,023,149
Net (loss) earnings	—	—	(387)	—	—	(387)	292	(95)
Other comprehensive loss	—	—	—	(32,982)	—	(32,982)	—	(32,982)
Purchase of non-controlling interest	—	7,249	—	—	—	7,249	(14,306)	(7,057)
Cash dividends—$0.72 per share	—	—	(34,809)	—	—	(34,809)	—	(34,809)
Share-based compensation	—	16,513	—	—	—	16,513	—	16,513
Common stock issued under share-based award plans and to stock discount plan—569,522 shares	6	8,076	—	—	—	8,082	—	8,082
Tax payments related to vested deferred stock units	—	(6,940)	—	—	—	(6,940)	—	(6,940)
Tax benefit related to share-based plans	—	3,736	—	—	—	3,736	—	3,736
Treasury stock reissued—8,805 shares	—	230	—	—	213	443	—	443
Repurchases of common stock—5,349 shares	—	—	(251)	—	—	(251)	—	(251)
Retirement of treasury stock—100 shares	—	—	(2)	—	2	—	—	—

BALANCES—January 31, 2015	$482	$440,907	$537,263	$(5,671)	$(3,192)	$969,789	$—	$969,789

The accompanying notes are an integral part of these consolidated financial statements.

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended
January 31, 2015, February 1, 2014 and February 2, 2013

(In thousands)

	Fiscal Year
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings including non-controlling interest	$(95)	$84,217	$132,063
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	112,659	88,749	84,979
Tuxedo rental product amortization	34,424	32,266	28,315
Amortization of deferred financing costs	4,903	523	372
Amortization of discount on long-term debt	982	—	—
Loss on extinguishment of debt	2,158	—	—
Loss on disposition of assets	12,328	158	1,958
Goodwill impairment charge	—	9,501	—
Asset impairment charges	302	2,216	482
Share-based compensation	16,513	17,120	16,515
Excess tax benefits from share-based plans	(3,766)	(2,145)	(2,997)
Deferred tax (benefit) provision	(13,107)	2,272	5,180
Deferred rent expense and other	4,233	2,884	1,030
Changes in operating assets and liabilities:
Accounts receivable	(6,151)	14,517	(6,447)
Inventories	(26,586)	(39,342)	16,026
Tuxedo rental product	(37,185)	(50,577)	(55,281)
Other assets	(19,250)	(6,339)	(11,461)
Accounts payable, accrued expenses and other current liabilities	3,831	34,514	9,103
Income taxes payable	6,135	(2,713)	5,172
Other liabilities	2,436	1,109	721

Net cash provided by operating activities	94,764	188,930	225,730

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(96,420)	(108,200)	(121,433)
Acquisition of businesses, net of cash	(1,491,393)	(94,906)	—
Proceeds from sales of property and equipment	160	4,127	33
Investment in trademarks, tradenames and other assets	—	—	(2,075)

Net cash used in investing activities	(1,587,653)	(198,979)	(123,475)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from new term loan	1,089,000	—	—
Payments on new term loan	(2,750)	—	—
Proceeds from asset-based revolving credit facility	348,000	—	—
Payments on asset-based revolving credit facility	(348,000)	—	—
Proceeds from issuance of senior notes	600,000	—	—
Deferred financing costs	(51,080)	(1,776)	—
Proceeds from previous term loan	—	100,000	—
Payments on previous term loan	(97,500)	(2,500)	—
Cash dividends paid	(34,785)	(35,549)	(37,084)
Purchase of non-controlling interest	(6,651)	—	—
Proceeds from issuance of common stock	8,082	10,739	8,457
Tax payments related to vested deferred stock units	(6,940)	(3,865)	(4,421)
Excess tax benefits from share-based plans	3,766	2,145	2,997
Repurchases of common stock	(251)	(152,129)	(41,296)

Net cash provided by (used in) financing activities	1,500,891	(82,935)	(71,347)

Effect of exchange rate changes	(4,993)	(3,827)	(151)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,009	(96,811)	30,757
Balance at beginning of period	59,252	156,063	125,306

Balance at end of period	$62,261	$59,252	$156,063

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

For the Years Ended
January 31, 2015, February 1, 2014 and February 2, 2013

(In thousands)

	Fiscal Year
	2014	2013	2012
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$44,765	$2,338	$1,154

Income taxes, net	$33,815	$52,591	$60,437

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Increase in capital in excess of par due to purchase of non-controlling interest (Note 10)	$7,249	$—	$—

Cash dividends declared	$8,987	$8,963	$9,260

We had unpaid capital expenditure purchases included in accounts payable and accrued expenses and other current liabilities of approximately $15.0 million, $10.0 million and $14.0 million in fiscal 2014, 2013 and 2012, respectively. Capital expenditure purchases are recorded as cash outflows from investing activities in the consolidated statement of cash flows in the period in which they are paid.

The accompanying notes are an integral part of these consolidated financial statements.

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business—The Men's Wearhouse, Inc. and its subsidiaries (the "Company") is a specialty apparel retailer offering suits, suit separates, sport coats, slacks, business casual, sportswear, outerwear, dress shirts, shoes and accessories for men and tuxedo rentals. We offer our products and services through multiple channels including The Men's Wearhouse, Men's Wearhouse and Tux, Jos. A. Bank Clothiers ("Jos. A. Bank"), Moores Clothing for Men ("Moores"), K&G and the internet at www.menswearhouse.com, www.josbank.com and www.josephabboud.com. Our stores are located throughout the United States ("U.S."), Puerto Rico and Canada and carry a wide selection of exclusive and non-exclusive merchandise brands. In addition, we offer our customers alteration services and most of our K&G stores also offer ladies' career apparel, sportswear and accessories, including shoes, and children's apparel.

We also conduct corporate apparel and uniform operations through Twin Hill in the U.S. and through our Dimensions, Alexandra and Yaffy brands in the United Kingdom ("UK"). We offer our corporate apparel clothing products through multiple channels including managed corporate accounts, catalogs and the internet at www.dimensions.co.uk and www.alexandra.co.uk. In addition, we conduct retail dry cleaning, laundry and heirlooming operations through MW Cleaners in Texas. We operate two reportable segments as determined by the way we manage, evaluate and internally report our business activities: Retail and Corporate Apparel. Refer to Note 16 for further segment information.

On June 18, 2014, we acquired Jos. A. Bank, a men's specialty apparel retailer, for total cash consideration of approximately $1.8 billion. Based on the manner in which we manage, evaluate and internally report our operations, we determined that Jos. A. Bank is an operating segment that meets the criteria for aggregation into our retail reportable segment. On August 6, 2013, we acquired JA Holding, Inc. ("JA Holding"), the parent company of the American clothing brand Joseph Abboud® and a U.S. tailored clothing factory. Based on the manner in which we manage, evaluate and internally report our operations, we determined that JA Holding is a component of our Men's Wearhouse brand and therefore has been included in our retail reportable segment. See Notes 2 and 16 for additional details on these acquisitions and our segments.

We follow the standard fiscal year of the retail industry, which is a 52-week or 53-week period ending on the Saturday closest to January 31. The periods presented in these financial statements are the fiscal years ended January 31, 2015 ("fiscal 2014"), February 1, 2014 ("fiscal 2013") and February 2, 2013 ("fiscal 2012"). Each of these periods had 52 weeks, except for 2012, which consisted of 53 weeks.

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

Accounts Receivable—Accounts receivable consists of our receivables from third-party credit card providers and other trade receivables, which consist primarily of receivables from our corporate apparel segment

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

customers. Collectability is reviewed regularly recorded net of an allowance for uncollectible accounts, which is adjusted as necessary.

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

Depreciation expense was $102.8 million, $84.9 million and $81.7 million for fiscal 2014, 2013 and 2012, respectively.

Tuxedo Rental Product—Tuxedo rental product is amortized to cost of sales based on the cost of each unit rented. The cost of each unit rented is estimated based on the number of times the unit is expected to be rented and the average cost of the rental product. Lost, damaged and retired rental product is also charged to cost of sales. Tuxedo rental product is amortized to expense generally over a four year period. We make assumptions, based primarily on historical experience, as to the number of times each unit can be rented. Amortization expense was $34.4 million, $32.3 million and $28.3 million for fiscal 2014, 2013 and 2012, respectively.

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

Pre-tax non-cash asset impairment charges, which were all related to the retail segment, totaled $0.3 million, $2.2 million and $0.5 million in fiscal 2014, 2013 and 2012, respectively, and are recorded within selling, general and administrative ("SG&A") expenses in our consolidated statement of (loss)

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

earnings. Of the $2.2 million recorded in fiscal 2013, $1.8 million was related to an impaired tradename. All other asset impairment charges were related to store assets.

Goodwill and Other Indefinite-Lived Intangible Assets—Goodwill and other indefinite-lived intangible assets are initially recorded at their fair values. Identifiable intangible assets with an indefinite useful life, including goodwill, are not amortized but are evaluated annually as of our fiscal year end for impairment. A more frequent evaluation is performed if events or circumstances indicate that impairment could have occurred. Such events or circumstances could include, but are not limited to, significant negative industry or economic trends, unanticipated changes in the competitive environment, decisions to significantly modify or dispose of operations and a significant sustained decline in the market price of our stock.

Goodwill, which totaled $887.9 million at January 31, 2015, represents the excess cost of businesses acquired over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in prior business combinations. For purposes of our goodwill impairment evaluation, the reporting units are our operating brands identified in Note 16. Goodwill has been assigned to the reporting units based on prior business combinations related to the brands. The goodwill impairment evaluation is performed in two steps. The first step is intended to determine if potential impairment exists and is performed by comparing each reporting unit's fair value to its carrying value, including goodwill. If the carrying value of a reporting unit exceeds its estimated fair value, goodwill is considered potentially impaired, and we must complete the second step of the testing to determine the amount of any impairment. The second step requires an allocation of the reporting unit's first step estimated fair value to the individual assets and liabilities of the reporting unit in the same manner as if the reporting unit was being acquired in a business combination. Any excess of the estimated fair value over the amounts allocated to the individual assets and liabilities represents the implied fair value of goodwill for the reporting unit. If the implied fair value of goodwill is less than the recorded goodwill, we would recognize an impairment charge for the difference. As of January 31, 2015, our impairment evaluation of goodwill determined that none of our goodwill was impaired.

Indefinite-lived intangible assets are not subject to amortization but are reviewed at least annually for impairment. The indefinite-lived intangible asset impairment evaluation is performed by comparing the fair value of the indefinite-lived intangible assets to their carrying values. We estimate the fair value of these intangible assets based on an income approach using the relief-from-royalty method. This approach is dependent upon a number of factors, including estimates of future growth and trends, royalty rates, discount rates and other variables. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. As of January 31, 2015, our impairment evaluation of indefinite-lived intangible assets did not result in an impairment charge.

Derivative Financial Instruments—Derivative financial instruments are recorded in the consolidated balance sheet at fair value as other current assets or accrued expenses and other current liabilities. We elected not to apply hedge accounting to our derivative financial instruments used for foreign currency hedging purposes. The gain or loss on our foreign currency derivative financial instruments is recorded in cost of sales in the consolidated statements of (loss) earnings. However, we have elected to apply hedge accounting treatment to our interest rate swap derivative instrument as a cash flow hedge with any gains or losses being recognized as a component of other comprehensive income. Refer to Note 15 for further information regarding our derivative instruments.

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

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

actuarial estimates. If the number of claims or the costs associated with those claims were to increase significantly over our estimates, additional charges to earnings could be necessary to cover required payments.

Sabbatical Leave—We recognize compensation expense associated with a sabbatical leave or other similar benefit arrangement over the requisite service period during which an employee earns the benefit. The accrued liability for sabbatical leave, which is included in accrued expenses and other current liabilities in the consolidated balance sheets, was $11.2 million and $11.3 million as of fiscal 2014 and 2013, respectively.

Income Taxes—Income taxes are accounted for using the asset and liability method. Deferred tax liabilities or assets are established for temporary differences between financial and tax reporting bases and subsequently adjusted to reflect changes in enacted tax rates expected to be in effect when the temporary differences reverse. The deferred tax assets are reduced, if necessary, by a valuation allowance if the future realization of those tax benefits is not more likely than not.

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

Revenue Recognition—Clothing product revenue is recognized at the time of sale and delivery of merchandise, net of actual sales returns and a provision for estimated sales returns. Revenues from tuxedo rental, alteration and other services are recognized upon completion of the services. Franchise revenue is recognized when earned under the franchise agreements and are based on a percentage of sales generated by franchise stores.

We present all non-income government-assessed taxes (sales, use and value added taxes) collected from our customers and remitted to governmental agencies on a net basis (excluded from net sales) in our consolidated financial statements. The government-assessed taxes are recorded in accrued expenses and other current liabilities until they are remitted to the government agency.

Gift Cards and Gift Card Breakage—Proceeds from the sale of gift cards are recorded as a liability and are recognized as net sales from products and services when the cards are redeemed. Our gift cards do not have expiration dates. We recognize income from breakage of gift cards when the likelihood of redemption of the gift card is remote. We determine our gift card breakage rate based upon historical redemption patterns. Breakage income is recognized for those cards for which the likelihood of redemption is deemed to be remote and for which there is no legal obligation for us to remit the value of such unredeemed gift cards to any relevant jurisdictions. Gift card breakage income is recorded as other operating income and is classified as a reduction of SG&A expenses in our consolidated statement of (loss) earnings. Pre-tax breakage income of $2.3 million, $1.3 million and $1.5 million was recognized during fiscal 2014, 2013 and 2012, respectively. Gift card breakage estimates are reviewed on a quarterly basis.

Loyalty Program—We maintain a customer loyalty program in our Men's Wearhouse, Men's Wearhouse and Tux and Moores stores in which customers receive points for purchases. Points are equivalent to dollars spent on a one-to-one basis, excluding any sales tax dollars. Upon reaching 500 points, customers are issued a $50 rewards certificate which they may redeem for purchases at our Men's Wearhouse, Men's Wearhouse and Tux or Moores stores or online at www.menswearhouse.com. Generally, reward certificates

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

earned must be redeemed no later than six months from the date of issuance. We accrue the estimated costs of the anticipated certificate redemptions when the certificates are issued and charge such costs to cost of sales. Redeemed certificates are recorded as markdowns when redeemed and no revenue is recognized for the redeemed certificate amounts. The estimate of costs associated with the loyalty program requires us to make assumptions related to the cost of product or services to be provided to customers when the certificates are redeemed as well as redemption rates. The accrued liability for loyalty program reward certificates, which is included in accrued expenses and other current liabilities in the consolidated balance sheets, was $6.9 million and $6.3 million as of fiscal 2014 and 2013, respectively.

Shipping and Handling Costs—All shipping and handling costs for product sold are recognized as cost of sales.

Operating Leases—Operating leases relate primarily to stores and generally contain rent escalation clauses, rent holidays, contingent rent provisions and occasionally leasehold incentives. Rent expense for operating leases is recognized on a straight-line basis over the term of the lease, which is generally five to ten years based on the initial lease term plus first renewal option periods that are reasonably assured. Rent expense for stores is included in cost of sales as a part of occupancy cost and other rent is included in SG&A expenses. The lease terms commence when we take possession with the right to control use of the leased premises, which normally includes a construction period and, for stores, is approximately 60 days prior to the date rent payments begin.

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

We use the Black-Scholes option pricing model to estimate the fair value of stock options on the date of grant. The fair value of deferred stock units or performance units, (collectively, "DSUs") and restricted stock is determined based on the number of shares granted and the quoted closing price of our common stock on the date of grant. The fair value of awards that contain a market condition is measured using a Monte Carlo simulation method. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period. Compensation expense for performance-based awards is recorded based on the amount of the award ultimately expected to vest and the level and likelihood of the performance condition to be met. For grants that are subject to graded vesting over a service period, we recognize expense on a straight-line basis over the requisite service period for the entire award.

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Share-based compensation expense recognized for fiscal 2014, 2013 and 2012 was $16.5 million, $17.1 million and $16.5 million, respectively. Total income tax benefit recognized in net (loss) earnings for share-based compensation arrangements was $6.4 million, $6.6 million and $6.4 million for fiscal 2014, 2013 and 2012, respectively. Refer to Note 11 for additional disclosures regarding share-based compensation.

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

Comprehensive (Loss) Income—Comprehensive (loss) income includes all changes in equity during the period presented that result from transactions and other economic events other than transactions with shareholders. We present comprehensive (loss) income in a separate statement in the accompanying financial statements.

Non-controlling Interest—Historically, non-controlling interest in our consolidated balance sheets represented the proportionate share of equity attributable to the minority shareholders of our consolidated UK subsidiaries and was adjusted each period to reflect the allocation of comprehensive income to or the absorption of comprehensive losses by the non-controlling interest. In fiscal 2014, we purchased the remaining 14% interest in our UK operations. Refer to Note 10 for additional information.

Earnings per share—We calculate (loss) earnings per common share attributable to common shareholders using the two-class method in accordance with the guidance for determining whether instruments granted in share-based payment transactions are participating securities, which provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per common share attributable to common shareholders pursuant to the two-class method. Refer to Note 3 for disclosures regarding (loss) earnings per common share attributable to common shareholders.

Treasury stock—Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Gains and losses on the subsequent reissuance of shares are credited or charged to capital in excess of par value using the average-cost method. Upon retirement of treasury stock, the amounts in excess of par value are charged entirely to retained earnings. Refer to Note 10 for disclosures regarding our stock repurchases and retirement of treasury stock.

Recent Accounting Pronouncements—We have considered all new accounting pronouncements and have concluded that there are no new pronouncements that may have a material impact on our results of operations, financial condition, or cash flows, based on current information, except as listed below.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. The new guidance is effective for annual and interim periods beginning after December 15, 2016 with no early adoption permitted. We are currently evaluating the impact the adoption of this guidance will have on our financial position, results of operations or cash flows.

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. ACQUISITIONS

Jos. A. Bank

On June 18, 2014, we acquired 100% of the outstanding common stock of Jos. A. Bank, a men's specialty apparel retailer, for $65.00 per share in cash, or total consideration of approximately $1.8 billion. We believe that Jos. A. Bank's business model in conjunction with our business model will create the opportunity for meaningful synergies. The acquisition was funded primarily by a $1.1 billion term loan facility, the issuance of $600.0 million in senior unsecured notes and borrowings under an asset-based credit facility (see Note 4).

We incurred acquisition and integration costs related to Jos. A. Bank totaling $95.0 million for fiscal 2014, of which $10.6 million is included in cost of sales and the remainder is included in SG&A expenses in the consolidated statement of (loss) earnings. In addition, we recorded a loss on extinguishment of debt totaling $2.2 million, which is included as a separate line in the consolidated statement of (loss) earnings for fiscal 2014. Lastly, we incurred deferred financing costs of $51.1 million, which will be amortized over the contractual term of each financing arrangement, as discussed in Note 4.

The following table summarizes the preliminary estimates of the fair values of the identifiable assets acquired and liabilities assumed in the Jos. A. Bank acquisition as of June 18, 2014 and measurement period adjustments since the date of acquisition (amounts in millions):

	Preliminary valuation at August 2, 2014	Measurement period adjustments	Adjusted Preliminary valuation at January 31, 2015
Cash	$328.9	$—	$328.9
Accounts receivable (mainly credit card receivables)	7.1	1.2	8.3
Inventories	379.3	(51.1)	328.2
Other current assets	29.3	36.6	65.9
Property and equipment	174.8	(6.0)	168.8
Goodwill	744.7	19.5	764.2
Intangible assets	621.2	1.0	622.2
Accounts payable, accrued expenses and other current liabilities	(177.0)	16.0	(161.0)
Other liabilities (mainly deferred income taxes)	(288.0)	(17.2)	(305.2)

Total purchase price	1,820.3	—	1,820.3

Less: Cash acquired	(328.9)		(328.9)

Total purchase price, net of cash acquired	$1,491.4		$1,491.4

The current estimates of the fair value of identifiable assets acquired and liabilities assumed are subject to revisions, that may result in further adjustments to the adjusted preliminary values presented above, when management's appraisals and estimates are finalized.

Goodwill is calculated as the excess of the purchase price over the net assets acquired. The goodwill recognized is attributable to growth opportunities and expected synergies. All of the goodwill has been assigned to our retail reporting segment and is non-deductible for tax purposes.

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible assets consist of four separately identified assets. First, we identified the Jos. A. Bank tradename as an indefinite-lived intangible asset with a fair value of $539.1 million. The Jos. A. Bank tradename is not subject to amortization but will be evaluated at least annually for impairment. Second, we identified a customer relationship intangible asset with a fair value of $54.0 million which we are amortizing on a straight line basis over a useful life of seven years. Third, we recognized an intangible asset of $24.4 million for favorable Jos. A. Bank leases (as compared to prevailing market rates) which will be amortized over the remaining lease terms, including assumed renewals, resulting in a weighted-average amortization period of 11.5 years. Lastly, we recognized an intangible asset related to the Jos. A. Bank franchise store agreements of $4.7 million which we expect to amortize over 25 years.

The results of operations of Jos. A. Bank are included in our results of operations from the acquisition date. From June 18, 2014 through January 31, 2015, Jos. A. Bank generated net sales of $684.0 million and net earnings of $3.5 million, including $14.6 million of pre-tax integration costs, primarily contract termination and severance related, and $38.9 million of pre-tax purchase accounting adjustments, primarily consisting of the step up of inventory recognized as additional cost of sales and amortization of intangible assets.

The following table presents unaudited pro forma consolidated financial information as if the closing of our acquisition of Jos. A. Bank had occurred on February 3, 2013 (in thousands, except per share data):

	Fiscal Year
	2014	2013
Total net sales	$3,596,820	$3,505,399

Net earnings attributable to common shareholders	$50,439	$66,978

Net earnings per common share attributable to common shareholders:
Basic	$1.05	$1.36

Diluted	$1.04	$1.36

The pro forma financial information presented above has been prepared by combining our historical results and the historical results of Jos. A. Bank and further reflects the effect of purchase accounting adjustments and the elimination of transaction costs, among other items. This pro forma information is not necessarily indicative of the results of operations that actually would have resulted had the Jos. A. Bank acquisition occurred on the date indicated above or that may result in the future and does not reflect potential synergies.

Material non-recurring adjustments included in the pro forma financial information above consists of the step up of Jos. A. Bank inventory to its fair value and integration costs. For fiscal 2014 and 2013, $34.5 million and $33.9 million of these adjustments are included in the calculation of net earnings, respectively.

JA Holding

On August 6, 2013, we acquired all of the outstanding common stock of JA Holding, the parent company of the American clothing brand Joseph Abboud® and a U.S. tailored clothing factory, for $94.9 million in cash consideration. The cash paid at closing was funded by $100.0 million borrowed under the term loan provision of our previous credit agreement (see Note 4). Acquisition and integration costs of $3.7 million

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and $6.7 million during fiscal 2014 and 2013, respectively, are included in the consolidated statements of (loss) earnings within SG&A expenses.

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

The results of operations for JA Holding were included in the consolidated statements of (loss) earnings beginning on August 6, 2013 and were not significant to our consolidated results. The impact of the acquisition on our results of operations, as if the acquisition had been completed as of the beginning of the periods presented, is not significant.

3. (LOSS) EARNINGS PER SHARE

Basic (loss) earnings per common share attributable to common shareholders is determined using the two-class method and is computed by dividing net (loss) earnings attributable to common shareholders by the weighted-average common shares outstanding during the period. Diluted (loss) earnings per common share attributable to common shareholders reflects the more dilutive earnings per common share amount calculated using the treasury stock method or the two-class method.

The following table sets forth the computation of basic and diluted (loss) earnings per common share attributable to common shareholders (in thousands, except per share amounts). Basic and diluted (loss) earnings per common share attributable to common shareholders are computed using the actual net (loss) earnings available to common shareholders and the actual weighted-average common shares outstanding rather than the rounded numbers presented within our consolidated statement of (loss) earnings and the accompanying notes. As a result, it may not be possible to recalculate (loss) earnings per common share

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

attributable to common shareholders in our consolidated (loss) statement of earnings and the accompanying notes.

	Fiscal Year
	2014	2013	2012
Numerator
Total net (loss) earnings attributable to common shareholders	$(387)	$83,791	$131,716
Net earnings allocated to participating securities (restricted stock and deferred stock units)	—	(442)	(1,559)

Net (loss) earnings attributable to common shareholders	$(387)	$83,349	$130,157

Denominator
Basic weighted-average common shares outstanding	47,899	48,849	50,793
Dilutive effect of share-based awards	—	313	233

Diluted weighted-average common shares outstanding	47,899	49,162	51,026

Net (loss) earnings per common share attributable to common shareholders:
Basic	$(0.01)	$1.71	$2.56

Diluted	$(0.01)	$1.70	$2.55

For fiscal 2014, 2013, and 2012, 0.2, 0.2 and 0.3 million anti-dilutive shares of common stock were excluded from the calculation of diluted (loss) earnings per common share attributable to common shareholders, respectively.

4. DEBT

On June 18, 2014, we entered into a term loan credit agreement that provides for a senior secured term loan in the aggregate principal amount of $1.1 billion (the "Term Loan") and a $500.0 million asset-based revolving credit agreement (the "ABL Facility", and together with the Term Loan, the "Credit Facilities") with certain of our U.S. subsidiaries and Moores the Suit People Inc., one of our Canadian subsidiaries, as co-borrowers. Proceeds from the Term Loan were reduced by an $11.0 million original issue discount, which is presented as a reduction of the outstanding balance on the Term Loan on the balance sheet and will be amortized to interest expense over the contractual life of the Term Loan. In addition, on June 18, 2014, we issued $600.0 million in aggregate principal amount of 7.00% Senior Notes due 2022 (the "Senior Notes").

The Credit Facilities and the Senior Notes contain customary non-financial and financial covenants, including fixed charge coverage ratios, total leverage ratios and secured leverage ratios, as well as a restriction on our ability to pay dividends on our common stock in excess of $10.0 million per quarter. Since entering into these financing arrangements and as of January 31, 2015, our total leverage ratio and secured leverage ratio were above the maximums specified in the agreements, which was anticipated when we entered into these arrangements. As a result, we are currently subject to certain additional restrictions, including limitations on our ability to make acquisitions and incur additional indebtedness.

We used the net proceeds from the Term Loan, the offering of the Senior Notes and the net proceeds from $340.0 million drawn on the ABL Facility to pay the approximately $1.8 billion purchase price for the

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

acquisition of Jos. A. Bank and to repay all of our obligations under our Third Amended and Restated Credit Agreement, dated as of April 12, 2013 (as amended, the "Previous Credit Agreement"), including $95.0 million outstanding under the Previous Credit Agreement as well as settlement of the then existing interest rate swap. The loans under the ABL Facility were subsequently repaid in full promptly following the closing of the Jos. A. Bank acquisition using the cash acquired from Jos. A. Bank.

In addition, as a result of the termination of the Previous Credit Agreement, we recorded a loss on extinguishment of debt totaling $2.2 million consisting of the elimination of unamortized deferred financing costs.

Credit Facilities

The Term Loan is guaranteed, jointly and severally, by certain of our U.S. subsidiaries and will mature on June 18, 2021. The interest rate on the Term Loan is based on the 3-month LIBOR rate, which was approximately 0.25% at January 31, 2015. However, the Term Loan interest rate is subject to a LIBOR floor of 1% per annum, plus the applicable margin which is currently 3.50%, resulting in a total interest rate of 4.50% at January 31, 2015. In January 2015, we entered into an interest rate swap agreement, in which the variable rate payments due under a portion of the Term Loan were exchanged for a fixed rate. See Note 15 for additional information.

The ABL Facility provides for a senior secured revolving credit facility of $500.0 million, with possible future increases to $650.0 million under an expansion feature that matures on June 18, 2019, and is guaranteed, jointly and severally, by certain of our U.S. subsidiaries. The ABL Facility has several borrowing and interest rate options including the following indices: (i) adjusted LIBO rate, (ii) Canadian Dollar Offered Rate ("CDOR") rate, (iii) Canadian prime rate or (iv) an alternate base rate (equal to the greater of the prime rate, the federal funds effective rate plus 0.5% or the adjusted LIBO rate for a one-month period plus 1.0%). Advances under the ABL Facility bear interest at a rate per annum using the applicable indices plus a varying interest rate margin of up to 2.00%. The ABL Facility also provides for fees applicable to amounts available to be drawn under outstanding letters of credit which range from 1.50% to 2.00%, and a fee on unused commitments which ranges from 0.25% to 0.375%. As of January 31, 2015, there were no borrowings outstanding under the ABL Facility.

The obligations under the Credit Facilities are secured on a senior basis by a first priority lien on substantially all of the assets of the Company, certain of its U.S. subsidiaries and, in the case of the ABL Facility, Moores The Suit People Inc. The Credit Facilities and the related guarantees and security interests granted thereunder are senior secured obligations of, and will rank equally with all present and future senior indebtedness of the Company, the co-borrowers and the respective guarantors.

We utilize letters of credit primarily to secure inventory purchases and as collateral for workers compensation claims. At January 31, 2015, letters of credit totaling approximately $18.5 million were issued and outstanding. Borrowings available under the ABL Facility as of January 31, 2015 were $432.5 million.

Senior Notes

The Senior Notes are guaranteed, jointly and severally, on an unsecured basis by certain of our U.S. subsidiaries. The Senior Notes and the related guarantees are senior unsecured obligations of the Company and the guarantors, respectively, and will rank equally with all of the Company's and each guarantor's present and future senior indebtedness. The Senior Notes will mature on July 1, 2022. Interest on the Senior Notes is payable on January 1 and July 1 of each year.

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We may redeem some or all of the Senior Notes at any time on or after July 1, 2017 at the redemption prices set forth in the indenture governing the Senior Notes. At any time prior to July 1, 2017, we will have the option to redeem some or all of the Senior Notes at a redemption price of 100% of the principal amount of the Senior Notes to be redeemed, plus a "make-whole" premium and accrued and unpaid interest, if any, to the date of redemption. We may also redeem up to a maximum of 35% of the original aggregate principal amount of the Senior Notes with the proceeds of certain equity offerings prior to July 1, 2017 at a redemption price of 107% of the principal amount of the Senior Notes plus accrued and unpaid interest, if any. Upon the occurrence of certain specific changes of control, we may be required to offer to purchase the Senior Notes at 101% of their aggregate principal amount plus accrued and unpaid interest thereon to the date of purchase.

We have also entered into a registration rights agreement regarding the Senior Notes pursuant to which we agreed, among other things, to use our commercially reasonable efforts to consummate an exchange offer of the Senior Notes for substantially identical notes registered under the Securities Act of 1933, as amended, on or before July 13, 2015.

Long-Term Debt

The following table provides details on our long-term debt as of January 31, 2015 and February 1, 2014 (in thousands):

	January 31, 2015	February 1, 2014
Term Loan (net of unamortized original issue discount of $10.0 million)	$1,087,232	$—
Senior Notes	600,000	—
Term loan under Previous Credit Agreement	—	97,500

Total long-term debt	1,687,232	97,500

Current portion of long-term debt	(11,000)	(10,000)

Total long-term debt, net of current portion	$1,676,232	$87,500

The following table provides principal payments due on long-term debt in the next five fiscal years and the remaining years thereafter (in thousands):

Fiscal Year
2015	$11,000
2016	11,000
2017	13,750
2018	11,000
2019	8,250
Thereafter	1,642,250

Total debt, before unamortized original issue discount	1,697,250
Unamortized original issue discount	(10,018)

Total	$1,687,232

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INCOME TAXES

Earnings (loss) before income taxes (in thousands):

	Fiscal Year
	2014	2013	2012
United States	$(44,346)	$82,061	$143,215
Foreign	49,722	44,747	54,457

Total	$5,376	$126,808	$197,672

The provision for income taxes consists of the following (in thousands):

	Fiscal Year
	2014	2013	2012
Current tax expense (benefit):
Federal	$7,328	$27,438	$41,107
State	(975)	3,434	5,430
Foreign	12,225	9,447	13,892
Deferred tax expense (benefit):
Federal and state	(12,450)	961	5,739
Foreign	(657)	1,311	(559)

Total	$5,471	$42,591	$65,609

No provision for U.S. income taxes or Canadian withholding taxes has been made on the cumulative undistributed earnings of foreign companies (approximately $220.8 million at January 31, 2015) because we intend to permanently reinvest all the foreign earnings outside of the U.S. The potential deferred tax liability associated with these earnings, net of foreign tax credits associated with the earnings, is estimated to be approximately $36.8 million.

A reconciliation of the statutory federal income tax rate to our effective tax rate is as follows:

	Fiscal Year
	2014	2013	2012
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.2	2.7	2.9
Net change in tax accruals	(0.6)	0.1	(0.2)
Foreign tax rate differential	(85.0)	(3.2)	(2.3)
Amortizable tax goodwill	(32.5)	(1.4)	(0.9)
Non-deductible transaction costs	187.8	—	—
Valuation allowance	(10.7)	0.4	0.3
Other	5.6	—	(1.6)

	101.8%	33.6%	33.2%

Our effective income tax rate increased from 33.6% for fiscal 2013 to 101.8% for fiscal 2014 primarily due to an increase in permanent items as a percent of pre-tax earnings, mainly consisting of non-deductible transaction costs related to the Jos. A. Bank acquisition. Furthermore, the foreign jurisdictions in which we operate had profitability which require us to provide for income tax. Thus, the combination of tax expense

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

being recorded on U.S. activity (due mainly to the non-deductible transaction costs), and for tax expense from our foreign operations, coupled with low book income results in a high effective tax rate for fiscal 2014 compared to fiscal 2013.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, and projections for future taxable income over the periods for which the deferred tax assets are deductible, management believes, as of January 31, 2015, it is more likely than not that we will realize the benefits of the deferred tax assets, except as discussed below.

At January 31, 2015, we had net deferred tax liabilities of $284.9 million with $23.8 million classified as other current assets and $308.7 million classified as other non-current liabilities. At February 1, 2014, we had net deferred tax liabilities of $14.4 million with $33.1 million classified as other current assets, $0.6 million classified as other non-current assets, and $48.1 million classified as other non-current liabilities. The increased net deferred tax liability is due to the acquisition of Jos. A. Bank. A valuation allowance of $0.6 million included in net deferred tax assets at January 31, 2015 is based on our assumptions about our ability to utilize foreign tax credits carryforwards before such carryforwards expire.

Total deferred tax assets and liabilities and the related temporary differences as of January 31, 2015 and February 1, 2014 were as follows (in thousands):

	January 31, 2015	February 1, 2014
Deferred tax assets:
Accrued rent and other expenses	$54,509	$43,731
Accrued compensation	29,533	21,457
Accrued inventory markdowns	3,776	2,471
Other	1,149	2,013
Tax loss and other carryforwards	11,460	12,093

Total deferred tax assets	100,427	81,765
Valuation allowance	(602)	(1,177)

Net deferred tax assets	99,825	80,588

Deferred tax liabilities:
Property and equipment	(98,752)	(73,401)
Capitalized inventory costs	(28,644)	(4,557)
Intangibles	(257,297)	(17,073)

Total deferred tax liabilities	(384,693)	(95,031)

Net deferred tax liabilities	$(284,868)	$(14,443)

In accordance with the guidance regarding accounting for uncertainty in income taxes, we classify uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year and recognize interest and/or penalties related to income tax matters in income tax expense. As of January 31, 2015 and February 1, 2014, the total amount of accrued interest related to uncertain tax positions was $0.8 million and $0.7 million, respectively. Amounts charged to income tax expense for interest and/or penalties related to income tax matters were $0.1 million, $0.1 million and $0.2 million in fiscal 2014, 2013 and 2012, respectively.

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	January 31, 2015	February 1, 2014
Gross unrecognized tax benefits, beginning balance	$2,930	$3,917
Increase in tax positions for prior years	—	245
Decrease in tax positions for prior years	(1)	(7)
Increase in tax positions due to business combinations	16,982	—
Increase in tax positions for current year	124	212
Decrease in tax positions for current year	—	—
Settlements	(7)	(1,052)
Lapse from statute of limitations	(252)	(385)

Gross unrecognized tax benefits, ending balance	$19,776	$2,930

Of the $19.8 million in unrecognized tax benefits as of January 31, 2015, $17.9 million, if recognized, would reduce our income tax expense and effective tax rate. We do not expect material changes in the total amount of unrecognized tax benefits within the next 12 months, but the outcome of tax matters is uncertain and unforeseen results can occur.

We are subject to routine compliance examinations on tax matters by various tax jurisdictions in the ordinary course of business. Tax years 2011 through 2014 fiscal years are open to such examinations. Our tax jurisdictions include the United States, Canada, the United Kingdom, The Netherlands and France as well as their states, territories, provinces and other political subdivisions. The U.S. federal examination from fiscal 2010 was closed with no adjustments. A number of U.S. state examinations are ongoing.

At January 31, 2015, we had federal, state and foreign net operating loss ("NOL") NOL carryforwards of approximately $23.4 million, $76.8 million and $4.7 million, respectively, and a federal carryback of $103.2 million. The federal and state NOL carryforwards will expire between fiscal 2016 and 2032; the $4.7 million of foreign NOLs can be carried forward indefinitely. We also had $0.6 million of foreign tax credit carryforwards at January 31, 2015 which will expire in 2019.

6. INVENTORIES

The following table provides details on our inventories as of January 31, 2015 and February 1, 2014 (in thousands):

	January 31, 2015	February 1, 2014
Finished goods	$883,323	$544,962
Raw materials and merchandise components	55,013	54,524

Total inventories	$938,336	$599,486

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. OTHER CURRENT ASSETS, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES AND DEFERRED TAXES AND OTHER LIABILITIES

Other current assets consist of the following (in thousands):

	January 31, 2015	February 1, 2014
Tax receivable	$87,916	$17,276
Prepaid expenses	39,375	33,747
Current deferred tax assets	23,777	33,148
Other	24,506	9,035

Total other current assets	$175,574	$93,206

Accrued expenses and other current liabilities consist of the following (in thousands):

	January 31, 2015	February 1, 2014
Accrued salary, bonus, sabbatical, vacation and other benefits	$83,515	$58,127
Unredeemed gift certificates	39,563	15,589
Accrued workers compensation and medical costs	28,814	22,055
Sales, value added, payroll, property and other taxes payable	28,765	19,184
Customer deposits, prepayments and refunds payable	24,540	22,617
Accrued interest	15,715	410
Cash dividends declared	8,987	8,963
Accrued strategic professional fees	7,566	9,338
Loyalty program reward certificates	6,889	6,321
Other	24,581	13,193

Total accrued expenses and other current liabilities	$268,935	$175,797

Deferred taxes and other liabilities consist of the following (in thousands):

	January 31, 2015	February 1, 2014
Non-current deferred and other income tax liabilities	$328,271	$51,604
Deferred rent and landlord incentives	61,475	55,923
Unfavorable lease liabilities	12,040	321
Other	7,540	1,444

Total deferred taxes and other liabilities	$409,326	$109,292

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the components of accumulated other comprehensive income (loss) during fiscal 2014, 2013 and 2012 (in thousands and net of tax):

	Foreign Currency Translation	Interest Rate Swap	Pension Plan	Total
BALANCE—January 28, 2012	$36,921	$—	$—	$36,921
Other comprehensive loss before reclassifications	(23)	—	—	(23)
Other comprehensive loss attributable to non-controlling interest	26	—	—	26

Net other comprehensive income	3	—	—	3

BALANCE—February 2, 2013	36,924	—	—	36,924
Other comprehensive loss before reclassifications	(8,606)	(728)	—	(9,334)
Other comprehensive income attributable to non-controlling interest	(608)	—	—	(608)
Amounts reclassified from accumulated other comprehensive income	—	329	—	329

Net other comprehensive loss	(9,214)	(399)	—	(9,613)

BALANCE—February 1, 2014	27,710	(399)	—	27,311
Other comprehensive (loss) income before reclassifications	(31,942)	(1,665)	226	(33,381)
Amounts reclassified from accumulated other comprehensive income	—	399	—	399

Net other comprehensive (loss) income	(31,942)	(1,266)	226	(32,982)

BALANCE—January 31, 2015	$(4,232)	$(1,665)	$226	$(5,671)

Amounts reclassified from other comprehensive income in fiscal 2014 related to the settlement of our interest rate swap associated with our Previous Credit Agreement and are recorded within interest expense in the consolidated statement of (loss) earnings.

9. DIVIDENDS

Cash dividends paid were approximately $34.8 million, $35.5 million and $37.1 million during fiscal 2014, 2013 and 2012, respectively. In fiscal 2014, 2013 and 2012, a dividend of $0.18 per share was declared in each quarter, for an annual dividend of $0.72 per share, respectively.

The cash dividend of $0.18 per share declared by our Board of Directors (the "Board") in January 2015 is payable on March 27, 2015 to shareholders of record on March 17, 2015. The dividend payout is approximately $9.0 million and is included in accrued expenses and other current liabilities on the consolidated balance sheet as of January 31, 2015.

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. SHARE REPURCHASES, TREASURY STOCK AND NON-CONTROLLING INTEREST

Share Repurchases

In March 2013, the Board approved a $200.0 million share repurchase program for our common stock, which amended and replaced the Company's then existing share repurchase program authorized in January 2011. At January 31, 2015, the remaining balance available under the authorization was $48.0 million.

During fiscal 2014, no shares were repurchased in open market transactions under the Board's March 2013 authorization.

In July 2013, we entered into an accelerated share repurchase agreement ("ASR Agreement") with J.P. Morgan Securities LLC ("JPMorgan"), as agent for JPMorgan Chase Bank, National Association, London Branch, to purchase $100.0 million of our common stock. In July 2013, we paid $100.0 million to JPMorgan and received an initial delivery of 2,197,518 shares. The value of the initial shares received was approximately $85.0 million, reflecting a $38.68 price per share. In September 2013, JPMorgan delivered an additional 455,769 shares valued at approximately $15.0 million, reflecting a $32.91 price per share. All repurchased shares under the ASR Agreement were immediately retired. In addition to the ASR Agreement, during fiscal 2013, 1,489,318 shares at a cost of $52.0 million were repurchased in open market transactions under the Board's March 2013 authorization.

The following table summarizes our common stock repurchases during fiscal 2014, 2013 and 2012 (in thousands, except share data and average price per share):

	Fiscal Year
	2014	2013	2012
Shares repurchased(1)	5,349	4,147,983	1,128,525
Total costs	$251	$152,129	$41,296
Average price per share	$46.93	$36.68	$36.59

(1)
Includes 5,349, 5,378 and 7,041 shares, respectively, repurchased in private transactions to satisfy minimum tax withholding obligations arising upon the vesting of certain restricted stock.

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Treasury Stock

The following table shows the change in our treasury shares during fiscal 2014 and 2013:

Treasury Shares
Balance, February 2, 2013	21,570,052
Purchases of common stock	1,494,696
Retirement of common stock	(22,915,087)
Reissuance of common stock	(11,761)

Balance, February 1, 2014	137,900

Purchases of common stock	100
Retirement of common stock	(100)
Reissuance of common stock	(8,805)

Balance, January 31, 2015	129,095

The total cost of the 129,095 shares of treasury stock held at January 31, 2015 was $3.2 million or an average price of $24.73 per share. The total cost of the 137,900 shares of treasury stock held at February 1, 2014 was $3.4 million or an average price of $24.71 per share. In fiscal 2013, we retired 22.9 million shares of our treasury stock, which had no impact on total stockholders' equity.

Non-Controlling Interest

In September 2014, we exercised our option and completed the purchase of the remaining 14% interest in our UK operations from the minority interest holders. As a result, we eliminated the non-controlling interest balance and recorded an increase in capital in excess of par of $7.2 million less the $6.7 million in cash consideration paid to the former minority interest holders.

11. EQUITY AND SHARE-BASED COMPENSATION PLANS

  Preferred Stock

Our Board is authorized to issue up to 2,000,000 shares of preferred stock and to determine the dividend rights and terms, redemption rights and terms, liquidation preferences, conversion rights, voting rights and sinking fund provisions of those shares without any further vote or act by Company shareholders. There was no issued preferred stock as of January 31, 2015 and February 1, 2014, respectively.

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

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition, we continue to administer the 1996 Long-Term Incentive Plan ("1996 Plan") and the Non-Employee Director Stock Option Plan ("Director Plan") as a result of awards which remain outstanding pursuant to such plans. Awards are no longer available for grant under the 1996 Plan and the Director Plan.

Options granted under these plans vest annually in varying increments over a period from one to ten years and must be exercised within ten years of the date of grant. Grants of DSUs or restricted stock generally vest over a period from one to three years; however, certain grants vest annually at varying increments over a period up to ten years.

As of January 31, 2015, 826,278 shares were available for grant under the 2004 Plan and 2,035,868 shares of common stock were reserved for future issuance under the existing plans.

  Non-Vested Deferred Stock Units and Restricted Stock Shares

The following table summarizes DSU activity during fiscal 2014:

	Shares		Weighted-Average Grant-Date Fair Value
	Time- Based	Performance- Based(2)	Time- Based	Performance- Based
Non-Vested at February 1, 2014	573,042	82,558	$32.95	$33.09
Granted	259,908	92,728	47.78	53.22
Vested(1)	(419,283)	(1,134)	32.81	33.09
Forfeited	(35,149)	(3,363)	39.64	37.07

Non-Vested at January 31, 2015	378,518	170,789	$42.67	$43.94

(1)
Includes 142,286 shares relinquished for tax payments related to vested DSUs in fiscal 2014.

(2)
Includes 18,789 of performance-based DSU's and 73,939 of performance units, respectively, which are further described below.

The following table summarizes additional information about DSUs:

	Fiscal Year
	2014	2013	2012
DSUs issued	352,636	559,489	350,284
Weighted average grant date fair value	$49.21	$33.26	$39.37

The fair value of shares vested was $13.8 million, $12.4 million and $10.7 million in fiscal 2014, 2013 and 2012, respectively. As of January 31, 2015, the intrinsic value of non-vested DSUs was $25.5 million.

On April 3, 2013, our Board approved a change in the form of award agreements to be issued for grants of DSUs to participants under our 2004 Long-Term Incentive Plan. As revised, the award agreements provide that dividend equivalents, if any, will be accrued during the vesting period for such DSU awards and paid out only upon vesting of the underlying DSUs. As such, grants of DSU awards on or after April 3, 2013 earn dividends throughout the vesting period which are subject to the same vesting terms as the underlying share award. Grants of DSUs generally vest over a period of from one to three years. DSU awards granted prior to April 3, 2013 are entitled to receive non-forfeitable dividend equivalents, if any, when and if paid to shareholders of record at the payment date. Included in the non-vested time-based awards as of January 31, 2015 are 35,024 DSUs granted prior to April 3, 2013.

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Performance units granted in 2014 ("2014 performance units") represent a contingent right to receive up to 2.25 shares of common stock and vest after our 2017 fiscal year, subject to our achievement of a performance target for fiscal 2017. Assuming the performance target is achieved, the number of 2014 performance units earned will be adjusted based on multipliers related to (1) the Company's adjusted earnings per share for fiscal 2017 and (2) the Company's relative total shareholder return ("TSR") compared to the TSR of other select companies over a pre-defined period. Any 2014 performance units that are unvested at the end of the performance period will lapse and be forfeited. The 2014 performance units earn dividends throughout the vesting period and are subject to the same vesting terms as the underlying performance-based awards.

Performance-based DSUs granted in 2014 ("2014 performance-based DSUs") represent a contingent right to receive one share of common stock and vest over a one year period, subject to our achievement of a performance target for 2014. Any 2014 performance-based DSUs that are unvested at the end of the one year period will lapse and be forfeited. The 2014 performance-based DSUs earn dividends throughout the vesting period and are subject to the same vesting terms as the underlying performance-based awards.

The performance-based DSUs granted in 2013 ("2013 performance-based DSUs") represent a contingent right to receive one share of common stock and generally vest in one-third tranches over a three-year period, subject to our achievement of a performance target during an applicable performance period. Any unvested 2013 performance-based DSUs at the end of the performance period are rolled over and become eligible to vest in subsequent performance periods. Any 2013 performance-based DSUs that are unvested at the end of all vesting periods will lapse and be forfeited. The 2013 performance-based DSUs earn dividends throughout the vesting period and are subject to the same vesting terms as the underlying performance-based awards.

The following table summarizes activity of restricted stock during fiscal 2014:

	Shares	Weighted- Average Grant-Date Fair Value
Non-Vested at February 1, 2014	80,919	$31.36
Granted	30,116	49.36
Vested	(43,245)	36.12
Forfeited	—	—

Non-Vested at January 31, 2015	67,790	$37.05

Restricted stock awards receive non-forfeitable dividends, if any, when and if paid to shareholders of record at the payment date.

The following table summarizes additional information about restricted stock:

	Fiscal Year
	2014	2013	2012
Restricted stock issued	30,116	23,577	22,407
Weighted average grant date fair value	$49.36	$40.29	$31.23
Fair value of shares vested (in millions)	$1.6	$1.3	$1.2

As of January 31, 2015, the intrinsic value of non-vested restricted stock shares was $3.2 million.

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of January 31, 2015, we have unrecognized compensation expense related to non-vested DSUs and shares of restricted stock of approximately $12.8 million which is expected to be recognized over a weighted-average period of 1.8 years.

  Stock Options

The following table summarizes the activity of stock options during fiscal 2014:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Options outstanding at February 1, 2014	645,990	$28.80
Granted	256,790	49.13
Exercised	(174,340)	26.10
Forfeited	(68,157)	20.51
Expired	—	—

Outstanding at January 31, 2015	660,283	$38.28	6.3 Years	$6,087

Vested or expected to vest at January 31, 2015	647,406	$38.09	6.2 Years	$6,068

Exercisable at January 31, 2015	270,222	$31.82	4.4 Years	$3,960

The weighted-average grant date fair value of stock options granted during fiscal 2014, 2013 and 2012 was $16.82, $13.10 and $17.21, respectively. The fair value of options is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

	Fiscal Year
	2014	2013	2012
Risk-free interest rates	1.79%	0.76%	1.09%
Expected lives	5.0 years	5.0 years	5.0 years
Dividend yield	1.58%	2.20%	2.07%
Expected volatility	42.77%	55.00%	58.67%

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected lives represents the period of time the options are expected to be outstanding after their grant date. The dividend yield is based on the average of the annual dividend divided by the market price of our common stock at the time of declaration. The expected volatility is based on historical volatility of our common stock. The total intrinsic value of options exercised during fiscal 2014, 2013 and 2012 was $4.4 million, $7.8 million and $6.4 million, respectively. As of January 31, 2015, we have unrecognized compensation expense related to non-vested stock options of approximately $4.5 million which is expected to be recognized over a weighted-average period of 1.9 years.

12. RETIREMENT AND STOCK PURCHASE PLANS

We have 401(k) savings plans which allow eligible employees to save for retirement on a tax deferred basis. Employer matching contributions under the 401(k) savings plans are made based on a formula set by the Board from time to time. During fiscal 2014, 2013 and 2012, our matching contributions for the plan charged to operations were $1.2 million, $1.0 million and $1.0 million, respectively.

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We also maintain a noncontributory defined benefit pension plan and a post-retirement benefit plan which cover certain union and nonunion employees at Jos. A. Bank. The plans provide for eligible employees to receive benefits based principally on years of service. Amounts related to the defined benefit pension and post-retirement benefit plans were immaterial to our consolidated financial statements.

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

During fiscal 2014, 2013 and 2012, employees purchased 86,935 shares, 108,110 shares, and 104,654 shares, respectively, under the ESDP, the weighted-average fair value of which was $40.63, $28.06 and $25.18 per share, respectively. We recognized approximately $0.9 million, $0.8 million and $0.7 million of share-based compensation expense related to the ESDP for fiscal 2014, 2013 and 2012, respectively. As of January 31, 2015, 653,403 shares were reserved for future issuance under the ESDP.

13. GOODWILL AND INTANGIBLE ASSETS

  Goodwill

Goodwill allocated to our reportable segments and changes in the net carrying amount of goodwill for the years ended January 31, 2015 and February 1, 2014 are as follows (in thousands):

	Retail	Corporate Apparel	Total
Balance, February 2, 2013	$59,995	$27,840	$87,835
Goodwill of acquired business	49,338	—	49,338
Impairment charge	(9,501)	—	(9,501)
Translation adjustment	(2,913)	1,244	(1,669)

Balance, February 1, 2014	$96,919	$29,084	$126,003
Goodwill of acquired businesses	767,346	—	767,346
Translation adjustment	(3,085)	(2,328)	(5,413)

Balance, January 31, 2015	$861,180	$26,756	$887,936

The goodwill of acquired businesses, during fiscal 2014, resulted primarily from our acquisition of Jos. A. Bank. As indicated in Note 2, the preliminary estimates of the fair value of the identifiable assets acquired and liabilities assumed for the Jos. A. Bank acquisition, including goodwill, are not yet final and are subject to revisions until management's appraisals and estimates are finalized, which may result in adjustments to the preliminary values as reported for the retail reportable segment at January 31, 2015. The goodwill of acquired business, during fiscal 2013, resulted from our acquisition of JA Holding. Refer to Note 2 for additional discussion of the JA Holding acquisition.

Goodwill is evaluated for impairment annually as of our fiscal year end. A more frequent evaluation is performed if events or circumstances indicate that impairment could have occurred. During fiscal 2013, based on estimates provided to us by market participants during our review of strategic alternatives for the K&G brand, we concluded that the carrying value of the K&G brand exceeded its fair value. Based on further analysis, it was determined that the entire carrying value of K&G's goodwill was impaired, resulting

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in a non-cash pre-tax goodwill impairment charge of $9.5 million. As of January 31, 2015, accumulated goodwill impairment totaled $9.5 million.

  Intangible Assets

The gross carrying amount and accumulated amortization of our identifiable intangible assets are as follows (in thousands):

	January 31, 2015	February 1, 2014
Amortizable intangible assets:
Carrying amount:
Trademarks and tradenames	$16,448	$12,012
Favorable leases	24,400	—
Customer relationships	84,788	33,602

Total carrying amount	125,636	45,614

Accumulated amortization:
Trademarks and tradenames	(9,331)	(9,007)
Favorable leases	(1,883)	—
Customer relationships	(16,468)	(9,895)

Total accumulated amortization	(27,682)	(18,902)

Total amortizable intangible assets, net	97,954	26,712

Indefinite-lived intangible assets:
Trademarks and tradename	570,305	31,315

Total intangible assets, net	$668,259	$58,027

The increase in amortizable intangible and indefinite-lived intangible assets at January 31, 2015, primarily relates to the Jos. A. Bank acquisition. Refer to Note 2 for additional discussion of the Jos. A. Bank acquisition.

In fiscal 2013, management determined that one of its existing tradenames was impaired. As the tradename would not contribute to future cash flows, we concluded its fair value was zero. Therefore, we recorded a $1.8 million retail segment impairment charge which is included in SG&A in the consolidated statement of (loss) earnings.

The pre-tax amortization expense associated with intangible assets subject to amortization totaled approximately $9.9 million, $3.8 million and $3.3 million for fiscal 2014, 2013 and 2012, respectively. Pre-tax amortization expense associated with intangible assets subject to amortization at January 31, 2015 is estimated to be approximately $13.8 million for each of the fiscal years 2015, 2016 and 2017 and $13.7 million for fiscal years 2018 and 2019.

14. FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The authoritative guidance for fair value measurements establishes a three-tier fair value hierarchy, categorizing the inputs used to measure fair value. The hierarchy can be described as follows: Level 1-observable inputs such as quoted prices in active markets; Level 2-inputs other than the quoted prices in active markets that are observable

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

either directly or indirectly; and Level 3-unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There were no transfers into or out of Level 1 and Level 2 during the years ended January 31, 2015 or February 1, 2014.

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

	Fair Value Measurements at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At January 31, 2015—
Assets:
Derivative financial instruments	$—	$878	$—	$878

Liabilities:
Derivative financial instruments	$—	$2,729	$—	$2,729

At February 1, 2014—
Liabilities:
Derivative financial instruments	$—	$1,137	$—	$1,137

Derivative financial instruments are comprised of (1) foreign currency forward exchange contracts primarily entered into to minimize our foreign currency exposure related to forecasted purchases of certain inventories denominated in a currency different from the operating entity's functional currency and (2) an interest rate swap agreement to minimize our exposure to interest rate changes on our outstanding indebtedness. These derivative financial instruments are recorded in the consolidated balance sheets at fair value based upon observable market inputs. Derivative financial instruments in an asset position are included within other current assets in the consolidated balance sheets. Derivative financial instruments in a liability position are included within accrued expenses and other current liabilities or noncurrent liabilities in the consolidated balance sheets. Refer to Note 15 for further information regarding our derivative instruments.

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

Fair Value of Financial Instruments

Our financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses and other current liabilities and long-term debt. Management estimates that, as of January 31, 2015 and February 1, 2014, the carrying value of cash, accounts receivable, accounts payable and accrued expenses and other current liabilities approximated their fair value due to the highly liquid or short-term nature of these instruments.

The fair values of our Term Loan and the term loan under the Previous Credit Agreement were valued based upon observable market data provided by a third party for similar types of debt, which we classify as a Level 2 input within the fair value hierarchy. The fair value of our Senior Notes is based on trading data in active markets, which we classify as a Level 2 input within the fair value hierarchy. The table below shows the fair value and carrying value of our long-term debt (in thousands):

	January 31, 2015		February 1, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt, including current maturities	$1,687,232	$1,706,546	$97,500	$97,500

15. DERIVATIVE FINANCIAL INSTRUMENTS

We are exposed to market risk associated with foreign currency exchange rate fluctuations as a result of our direct sourcing programs and our operations in foreign countries. In connection with our direct sourcing programs, we may enter into merchandise purchase commitments that are denominated in a currency different from the functional currency of the operating entity. Our risk management policy is to hedge a portion of forecasted merchandise purchases for our direct sourcing programs that bear foreign exchange risk using foreign exchange forward contracts. We have not elected to apply hedge accounting to these transactions denominated in a foreign currency. These foreign currency derivative financial instruments are recorded in the consolidated balance sheet at fair value determined by comparing the cost of the foreign currency to be purchased under the contracts using the exchange rates obtained under the contracts (adjusted for forward points) to the hypothetical cost using the spot rate at period end. At January 31, 2015, we had $0.9 million of such derivative financial instruments recorded in other current assets and at February 1, 2014, we had $0.5 million of such derivative financial instruments recorded in accrued expenses and other current liabilities. A pre-tax gain associated with such derivative financial instruments totaled $1.4 million for fiscal 2014 while pre-tax losses associated with such derivative financial instruments totaled $0.3 million and $0.5 million for fiscal 2013 and 2012, respectively.

In June 2014, we entered into a Term Loan with variable-rate interest payments (see Note 4). To minimize the impact of changes in interest rates on our interest payments under the Term Loan, in January 2015, we entered into an interest rate swap agreement to swap variable-rate interest payments for fixed-rate interest payments on a notional amount of $520.0 million, effective in February 2015. The interest rate swap agreement matures in August 2018 and has periodic interest settlements. We have designated the interest rate swap as a cash flow hedge of the variability of interest payments under the Term Loan due to changes in the LIBOR benchmark interest rate.

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Under this interest rate swap agreement, we receive a floating rate based on the 3-month LIBOR rate and pay a fixed rate of 5.03% (including the applicable margin of 3.50%) on the outstanding notional amount. The swap fixed rate was structured to mirror the payment terms of the Term Loan. At January 31, 2015, the fair value of the interest rate swap was a liability of $2.7 million with $2.5 million recorded in accrued expenses and other current liabilities and $0.2 million in other liabilities in our consolidated balance sheet. The effective portion of the loss is reported as a component of accumulated other comprehensive income. There was no hedge ineffectiveness at January 31, 2015. Changes in fair value are reclassified from accumulated other comprehensive income into earnings in the same period that the hedged item affects earnings. Over the next 12 months, approximately $2.5 million of the effective portion of the loss is expected to be reclassified from accumulated other comprehensive income into earnings.

If, at any time, the swap is determined to be ineffective, in whole or in part, due to changes in the interest rate swap or underlying debt agreements, the fair value of the portion of the swap determined to be ineffective will be recognized as a gain or loss in the statement of earnings for the applicable period.

We had no derivative financial instruments with credit-risk-related contingent features underlying the agreements as of January 31, 2015 or February 1, 2014, respectively.

16. SEGMENT REPORTING

Our operations are conducted in two reportable segments, retail and corporate apparel, based on the way we manage, evaluate and internally report our business activities.

The retail segment includes the results from our four retail merchandising brands: Men's Wearhouse/Men's Wearhouse and Tux, Jos. A. Bank, Moores and K&G. These four brands are operating segments that have been aggregated into the retail reportable segment. MW Cleaners is also aggregated in the retail segment as these operations have not had a significant effect on our revenues or expenses. Specialty apparel merchandise offered by our four retail merchandising concepts include suits, suit separates, sport coats, slacks, business casual, sportswear, outerwear, dress shirts, shoes and accessories for men. Ladies' career apparel, sportswear and accessories, including shoes, and children's apparel is offered at most of our K&G stores. Tuxedo rentals are offered at our Men's Wearhouse/Men's Wearhouse and Tux, Jos. A. Bank and Moores retail stores.

The corporate apparel segment includes the results from our corporate apparel and uniform operations conducted by Twin Hill in the U.S. and Dimensions, Alexandra and Yaffy in the UK. The two corporate apparel and uniform concepts are operating segments that have been aggregated into the reportable corporate apparel segment. The corporate apparel segment provides corporate clothing uniforms and workwear to workforces.

We measure segment profitability based on operating income, defined as income before interest expense, interest income, income taxes and non-controlling interest. Corporate expenses and assets are allocated to the retail segment.

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

From June 18, 2014 through January 31, 2015, Jos. A. Bank generated net sales of $684.0 million. Net sales by brand and reportable segment are as follows (in thousands):

	Fiscal Year
	2014	2013	2012
Net sales:
MW(1)	$1,686,850	$1,606,218	$1,581,122
Jos. A. Bank	684,023	—	—
Moores	258,347	254,371	273,978
K&G	334,043	336,222	365,945
MW Cleaners	31,909	29,611	27,804

Total retail segment	2,995,172	2,226,422	2,248,849

Twin Hill	40,536	37,678	29,513
Dimensions and Alexandra (UK)	216,840	209,133	209,916

Total corporate apparel segment	257,376	246,811	239,429

Total net sales	$3,252,548	$2,473,233	$2,488,278

(1)
MW includes Men's Wearhouse and Men's Wearhouse and Tux stores and JA Holding.

The following table sets forth supplemental products and services sales information for the Company (in thousands):

	Fiscal Year
	2014	2013	2012
Net sales:
Men's tailored clothing product	$1,255,349	$904,223	$919,447
Men's non-tailored clothing product	1,024,368	686,514	690,605
Ladies clothing product	74,425	73,542	81,196
Other	11,321	3,256	—

Total retail clothing product	2,365,463	1,667,535	1,691,248

Tuxedo rental services	442,866	411,864	406,454
Alteration services	154,934	117,412	123,343
Retail dry cleaning services	31,909	29,611	27,804

Total alteration and other services	186,843	147,023	151,147

Corporate apparel clothing product	257,376	246,811	239,429

Total net sales	$3,252,548	$2,473,233	$2,488,278

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating income by reportable segment and the reconciliation to earnings before income taxes is as follows (in thousands):

	Fiscal Year
	2014	2013	2012
Operating income:
Retail	$63,281	$120,247	$194,679
Corporate apparel	9,929	9,381	3,889

Operating income	73,210	129,628	198,568
Interest income	356	385	648
Interest expense	(66,032)	(3,205)	(1,544)
Loss on extinguishment of debt	(2,158)	—	—

Earnings before income taxes	$5,376	$126,808	$197,672

Capital expenditures by reportable segment are as follows (in thousands):

	Fiscal Year
	2014	2013	2012
Capital expenditures:
Retail	$92,602	$105,781	$117,796
Corporate apparel	3,818	2,419	3,637

Total capital expenditures	$96,420	$108,200	$121,433

Depreciation and amortization expense by reportable segment is as follows (in thousands):

	Fiscal Year
	2014	2013	2012
Depreciation and amortization expense:
Retail	$106,140	$82,084	$77,680
Corporate apparel	6,519	6,665	7,299

Total depreciation and amortization expense	$112,659	$88,749	$84,979

Total assets by reportable segment are as follows (in thousands):

	January 31, 2015	February 1, 2014
Segment assets:
Retail	$3,309,026	$1,306,677
Corporate apparel	237,732	248,553

Total assets	$3,546,758	$1,555,230

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables below present information related to geographic areas in which we operate, with net sales classified based primarily on the country where our customer is located (in thousands):

	Fiscal Year
	2014	2013	2012
Net sales:
U.S.	$2,777,361	$2,009,729	$2,004,384
Canada	258,347	254,371	273,978
UK	216,840	209,133	209,916

Total net sales	$3,252,548	$2,473,233	$2,488,278

	January 31, 2015	February 1, 2014
Long-lived assets, net (including tuxedo rental product):
U.S.	$644,277	$490,665
Canada	41,682	47,082
UK	12,787	13,231

Total long-lived assets	$698,746	$550,978

17. COMMITMENTS AND CONTINGENCIES

  Lease commitments

We lease retail business locations, office and warehouse facilities, and equipment under various non-cancelable operating leases expiring in various years through 2029. Rent expense for operating leases for fiscal 2014, 2013 and 2012 was $235.1 million, $175.9 million and $169.4 million, respectively, and includes contingent rentals of $2.0 million, $0.2 million and $0.6 million, respectively. Sublease rentals of $1.8 million, $1.2 million and $1.1 million were received in fiscal 2014, 2013 and 2012, respectively.

Minimum future rental payments under non-cancelable operating leases as of January 31, 2015 for each of the next five years and in the aggregate are as follows (in thousands):

Fiscal Year	Operating Leases
2015	$262,695
2016	235,939
2017	198,330
2018	162,601
2019	133,710
Thereafter	361,402

Total	$1,354,677

The total minimum lease commitment amount above does not include minimum sublease rent income of $5.9 million receivable in the future under non-cancelable sublease agreements.

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

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Legal matters

A former licensee of JA Apparel Corp., a subsidiary of JA Holding ("JA Apparel"), initiated an arbitration proceeding against JA Apparel under license agreements which the former licensee terminated. The former licensee alleged that JA Apparel breached the license agreements for the manufacture of certain Joseph Abboud® branded merchandise. Although the Company does not believe that the former licensee's claim had merit, the arbitrators awarded the former licensee approximately $42.6 million in damages, which the Company recorded and paid in fiscal 2014.

On July 30, 2013, Matthew B. Johnson, et al., on behalf of themselves and all Ohio residents similarly situated (the "Johnson Plaintiffs"), filed a putative class action Complaint against Jos. A. Bank in the U.S. District Court for the Southern District of Ohio, Eastern District (Case No. 2:13-cv-756). The Complaint alleges, among other things, deceptive sales and marketing practices by Jos. A. Bank relating to its use of the words "free" and "regular price." The Complaint seeks, among other relief, class certification, compensatory damages, declaratory relief, injunctive relief and costs and disbursements (including attorneys' fees). Upon the motion of Jos. A. Bank, the U.S. District Court dismissed the Complaint, without prejudice, and the Johnson Plaintiffs filed a First Amended Class Action Complaint in the same U.S. District Court making substantially the same allegations as in the original Complaint. On February 21, 2014, Jos. A. Bank filed a motion to dismiss and, on August 19, 2014, the Court dismissed the class claims and certain other breach of contract claims. We intend to vigorously defend against the remaining claims. The range of loss, if any, is not reasonably estimable at this time. We do not believe, however, that it will have a material adverse effect on our financial position, results of operations or cash flows.

In December 2013, Jos. A. Bank received a subpoena from the Ohio Attorney General requiring the production of certain information relating to its advertising and marketing practices. Jos. A. Bank produced information in response to the subpoena, cooperated with further information requests and is having ongoing communications with the Ohio Attorney General's office. The range of loss, if any, is not reasonably estimable at this time. We do not believe, however, that it will have a material adverse effect on our financial position, results of operations or cash flows.

On July 9, 2014, David Lucas and Eric Salerno, on behalf of themselves and all California residents similarly situated, filed a putative class action Complaint against Jos. A. Bank in the U.S. District Court for Southern California (Case No. '14CV1631LAB JLB). The Complaint alleges, among other things, that Jos. A. Bank violated the California Unfair Competition Law and the California Consumers Legal Remedies Act with its comparative price advertising, price discounts and free apparel promotions. The Complaint seeks, among other relief, certification of the case as a class action, permanent injunction, actual and compensatory damages, restitution including disgorgement of profits and unjust enrichment, costs and attorney fees. We intend to vigorously defend the case. The range of loss, if any, is not reasonably estimable at this time. We do not believe, however, that it will have a material adverse effect on our financial position, results of operations or cash flows.

We are involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of our business. Management believes that none of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As discussed in Note 4, The Men's Wearhouse, Inc. (the "Issuer") issued $600.0 million in aggregate principal amount of 7.00% Senior Notes. The Senior Notes are guaranteed by certain of our U.S. subsidiaries (collectively, the "Guarantors"). Our Canadian and U.K. subsidiaries (collectively, the "Non-Guarantors") are not guarantors of the Senior Notes. Each of the Guarantors is 100% owned and all guarantees are joint and several. In addition, the guarantees are full and unconditional except for certain automatic release provisions related to the Guarantors.

These automatic release provisions are considered customary and include the sale or other disposition of all or substantially all of the assets or all of the capital stock of any subsidiary guarantor, the release or discharge of a guarantor's guarantee of the obligations under the Term Loan other than a release or discharge through payment thereon, the designation in accordance with the Indenture of a guarantor as an unrestricted subsidiary or the satisfaction of the requirements for defeasance or discharge of the Senior Notes as provided for in the Indenture.

The tables in the following pages present the condensed consolidating financial information for the Issuer, the Guarantors and the Non-Guarantors, together with eliminations, as of and for the periods indicated. The consolidating financial information may not necessarily be indicative of the financial positions, results of operations or cash flows had the Issuer, Guarantors and Non-Guarantors operated as independent entities.

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Men's Wearhouse, Inc.
Condensed Consolidating Balance Sheet
January 31, 2015
(in thousands)

	The Men's Wearhouse Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,262	$4,857	$39,142	$—	$62,261
Accounts receivable, net	20,304	422,930	35,303	(405,271)	73,266
Inventories	285,309	510,651	142,376	—	938,336
Other current assets	111,272	58,792	5,510	—	175,574

Total current assets	435,147	997,230	222,331	(405,271)	1,249,437
Property, plant and equipment, net	306,597	221,454	38,023	—	566,074
Tuxedo rental product, net	107,908	8,318	16,446	—	132,672
Goodwill	6,159	834,470	47,307	—	887,936
Intangible assets, net	293	645,388	22,578	—	668,259
Investments in subsidiaries	2,405,680	—	—	(2,405,680)	—
Other assets	75,060	681	9,671	(43,032)	42,380

Total assets	$3,336,844	$2,707,541	$356,356	$(2,853,983)	$3,546,758

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$449,102	$120,499	$45,537	$(405,271)	$209,867
Accrued expenses and other current liabilities	145,943	101,363	23,238	—	270,544
Current maturities of long-term debt	11,000	—	—	—	11,000

Total current liabilities	606,045	221,862	68,775	(405,271)	491,411
Long-term debt	1,676,232	—	33,432	(33,432)	1,676,232
Deferred taxes and other liabilities	84,778	323,376	10,772	(9,600)	409,326
Shareholders' equity	969,789	2,162,303	243,377	(2,405,680)	969,789

Total liabilities and shareholders' equity	$3,336,844	$2,707,541	$356,356	$(2,853,983)	$3,546,758

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Men's Wearhouse, Inc.
Condensed Consolidating Balance Sheet
February 1, 2014
(in thousands)

	The Men's Wearhouse Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,414	$16,955	$40,883	$—	$59,252
Accounts receivable, net	38,250	38,924	44,121	(58,142)	63,153
Inventories	250,598	209,348	139,540	—	599,486
Other current assets	74,818	12,382	6,006	—	93,206

Total current assets	365,080	277,609	230,550	(58,142)	815,097
Property, plant and equipment, net	306,007	62,717	39,438	—	408,162
Tuxedo rental product, net	117,733	4,206	20,877	—	142,816
Goodwill	7,565	65,720	52,718	—	126,003
Intangible assets, net	401	30,000	27,626	—	58,027
Investments in subsidiaries	562,082	—	—	(562,082)	—
Other assets	59,893	5,015	10,923	(70,706)	5,125

Total assets	$1,418,761	$445,267	$382,132	$(690,930)	$1,555,230

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$88,005	$77,917	$40,982	$(58,142)	$148,762
Accrued expenses and other current liabilities	122,455	29,925	24,147	—	176,527
Current maturities of long-term debt	10,000	—	—	—	10,000

Total current liabilities	220,460	107,842	65,129	(58,142)	335,289
Long-term debt	87,500	—	59,906	(59,906)	87,500
Deferred taxes and other liabilities	87,652	19,699	12,741	(10,800)	109,292
Shareholders' equity:
Controlling interest	1,009,135	317,726	230,342	(548,068)	1,009,135
Noncontrolling interest	14,014	—	14,014	(14,014)	14,014

Total shareholders' equity	1,023,149	317,726	244,356	(562,082)	1,023,149

Total liabilities and shareholders' equity	$1,418,761	$445,267	$382,132	$(690,930)	$1,555,230

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Men's Wearhouse, Inc.
Condensed Consolidating Statement of (Loss) Earnings
Year Ended January 31, 2015
(in thousands)

	The Men's Wearhouse Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,682,183	$1,648,649	$475,187	$(553,471)	$3,252,548
Cost of sales	883,295	1,273,684	290,426	(553,471)	1,893,934

Gross margin	798,888	374,965	184,761	—	1,358,614
Operating expenses	824,673	342,771	133,956	(15,996)	1,285,404

Operating (loss) income	(25,785)	32,194	50,805	15,996	73,210
Other income and expenses, net	14,438	1,558	—	(15,996)	—
Interest income	1,998	1,605	306	(3,553)	356
Interest expense	(67,264)	(931)	(1,390)	3,553	(66,032)
Loss on extinguishment of debt	(2,158)	—	—	—	(2,158)

Earnings (loss) before income taxes	(78,771)	34,426	49,721	—	5,376
Provision (benefit) for income taxes	(21,462)	15,363	11,570	—	5,471

Earnings before equity in net income of subsidiaries	(57,309)	19,063	38,151	—	(95)
Equity in earnings of subsidiaries	57,214	—	—	(57,214)	—

Net (loss) earnings including non-controlling interest	(95)	19,063	38,151	(57,214)	(95)
Net earnings attributable to non-controlling interest	(292)	—	(292)	292	(292)

Net (loss) earnings attributable to common shareholders	$(387)	$19,063	$37,859	$(56,922)	$(387)

Comprehensive income (loss)	$(33,369)	$19,289	$5,917	$(25,206)	$(33,369)

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Men's Wearhouse, Inc.
Condensed Consolidating Statement of Earnings
Year Ended February 1, 2014
(in thousands)

	The Men's Wearhouse Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,596,991	$942,138	$463,504	$(529,400)	$2,473,233
Cost of sales	830,473	796,764	286,386	(529,400)	1,384,223

Gross margin	766,518	145,374	177,118	—	1,089,010
Operating expenses	708,099	135,098	130,621	(14,436)	959,382

Operating income	58,419	10,276	46,497	14,436	129,628
Other income and expenses, net	13,708	728	—	(14,436)	—
Interest income	2,484	411	361	(2,871)	385
Interest expense	(3,504)	(462)	(2,110)	2,871	(3,205)

Earnings before income taxes	71,107	10,953	44,748	—	126,808
Provision for income taxes	26,240	5,592	10,759	—	42,591

Earnings before equity in net income of subsidiaries	44,867	5,361	33,989	—	84,217
Equity in earnings of subsidiaries	39,350	—	—	(39,350)	—

Net earnings including non-controlling interest	84,217	5,361	33,989	(39,350)	84,217
Net earnings attributable to non-controlling interest	(426)	—	(426)	426	(426)

Net earnings attributable to common shareholders	$83,791	$5,361	$33,563	$(38,924)	$83,791

Comprehensive income	$74,178	$5,361	$24,349	$(29,710)	$74,178

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Men's Wearhouse, Inc.
Condensed Consolidating Statement of Earnings
Year Ended February 2, 2013
(in thousands)

	The Men's Wearhouse Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,581,121	$981,384	$483,894	$(558,121)	$2,488,278
Cost of sales	845,459	799,051	293,741	(558,121)	1,380,130

Gross margin	735,662	182,333	190,153	—	1,108,148
Operating expenses	664,153	127,717	133,264	(15,554)	909,580

Operating income	71,509	54,616	56,889	15,554	198,568
Other income and expenses, net	13,941	1,613	—	(15,554)	—
Interest income	3,453	358	579	(3,742)	648
Interest expense	(1,755)	(519)	(3,012)	3,742	(1,544)

Earnings before income taxes	87,148	56,068	54,456	—	197,672
Provision for income taxes	40,245	13,364	12,000	—	65,609

Earnings before equity in net income of subsidiaries	46,903	42,704	42,456	—	132,063
Equity in earnings of subsidiaries	85,160	—	—	(85,160)	—

Net earnings including non-controlling interest	132,063	42,704	42,456	(85,160)	132,063
Net earnings attributable to non-controlling interest	(347)	—	(347)	347	(347)

Net earnings attributable to common shareholders	$131,716	$42,704	$42,109	$(84,813)	$131,716

Comprehensive income	$131,719	$42,704	$42,112	$(84,816)	$131,719

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Men's Wearhouse, Inc.
Condensed Consolidating Statement of Cash Flows
Year Ended January 31, 2015
(in thousands)

	The Men's Wearhouse Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$378,293	$(323,585)	$40,056	$—	$94,764

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(68,125)	(17,965)	(10,330)	—	(96,420)
Acquisition of business, net of cash	(1,820,308)	328,915	—	—	(1,491,393)
Receipts on intercompany long-term receivable	26,474	—	—	(26,474)	—
Proceeds from sales of property and equipment	160	—	—	—	160

Net cash (used in) provided by investing activities	(1,861,799)	310,950	(10,330)	(26,474)	(1,587,653)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from new term loan	1,089,000	—	—	—	1,089,000
Payments on new term loan	(2,750)	—	—	—	(2,750)
Proceeds from asset-based revolving credit facility	348,000	—	—	—	348,000
Payments on asset-based revolving credit facility	(348,000)	—	—	—	(348,000)
Proceeds from issuance of senior notes	600,000	—	—	—	600,000
Deferred financing costs	(51,080)	—	—	—	(51,080)
Payments on previous term loan	(97,500)	—	—	—	(97,500)
Payments on intercompany long-term liabilities	—	—	(26,474)	26,474	—
Cash dividends paid	(34,785)	—	—	—	(34,785)
Purchase of non-controlling interest	(6,651)	—	—	—	(6,651)
Proceeds from issuance of common stock	8,082	—	—	—	8,082
Tax payments related to vested deferred stock units	(6,940)	—	—	—	(6,940)
Excess tax benefits from share-based plans	3,229	537	—	—	3,766
Repurchases of common stock	(251)	—	—	—	(251)

Net cash (used in) provided by financing activities	1,500,354	537	(26,474)	26,474	1,500,891

Effect of exchange rate changes	—	—	(4,993)	—	(4,993)

Increase (decrease) in cash and cash equivalents	16,848	(12,098)	(1,741)	—	3,009
Cash and cash equivalents at beginning of period	1,414	16,955	40,883	—	59,252

Cash and cash equivalents at end of period	$18,262	$4,857	$39,142	$—	$62,261

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Men's Wearhouse, Inc.
Condensed Consolidating Statement of Cash Flows
Year Ended February 1, 2014
(in thousands)

	The Men's Wearhouse Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$121,115	$21,941	$45,874	$—	$188,930

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(95,516)	(6,859)	(5,825)	—	(108,200)
Acquisition of business, net of cash	(94,906)	—	—	—	(94,906)
Receipts on intercompany long-term receivable	70,094	—	—	(70,094)	—
Proceeds from sales of property and equipment	4,127	—	—	—	4,127

Net cash used in investing activities	(116,201)	(6,859)	(5,825)	(70,094)	(198,979)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	10,739	—	—	—	10,739
Payments on intercompany long-term liabilities	—	—	(70,094)	70,094	—
Proceeds from previous term loan	100,000	—	—	—	100,000
Payments on previous term loan	(2,500)	—	—	—	(2,500)
Deferred financing costs	(1,776)	—	—	—	(1,776)
Cash dividends paid	(35,549)	—	—	—	(35,549)
Tax payments related to vested deferred stock units	(3,865)	—	—	—	(3,865)
Excess tax benefits from share-based plans	1,404	741	—	—	2,145
Repurchases of common stock	(152,129)	—	—	—	(152,129)

Net cash (used in) provided by financing activities	(83,676)	741	(70,094)	70,094	(82,935)

Effect of exchange rate changes	—	—	(3,827)	—	(3,827)

Increase (decrease) in cash and cash equivalents	(78,762)	15,823	(33,872)	—	(96,811)
Cash and cash equivalents at beginning of period	80,176	1,132	74,755	—	156,063

Cash and cash equivalents at end of period	$1,414	$16,955	$40,883	$—	$59,252

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Men's Wearhouse, Inc.
Condensed Consolidating Statement of Cash Flows
Year Ended February 2, 2013
(in thousands)

	The Men's Wearhouse Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$178,544	$11,140	$36,046	$—	$225,730

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(100,752)	(11,952)	(8,729)	—	(121,433)
Receipts on intercompany long-term receivable	14,000	—	—	(14,000)	—
Investments in trademarks, tradenames and other assets	(2,075)	—	—	—	(2,075)
Proceeds from sales of property and equipment	33	—	—	—	33

Net cash used in investing activities	(88,794)	(11,952)	(8,729)	(14,000)	(123,475)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	8,457	—	—	—	8,457
Payments on intercompany long-term liabilities	—	—	(14,000)	14,000	—
Cash dividends paid	(37,084)	—	—	—	(37,084)
Tax payments related to vested deferred stock units	(4,421)	—	—	—	(4,421)
Excess tax benefits from share-based plans	2,264	733	—	—	2,997
Repurchases of common stock	(41,296)	—	—	—	(41,296)

Net cash (used in) provided by financing activities	(72,080)	733	(14,000)	14,000	(71,347)

Effect of exchange rate changes	—	—	(151)	—	(151)

Increase (decrease) in cash and cash equivalents	17,670	(79)	13,166	—	30,757
Cash and cash equivalents at beginning of period	62,506	1,211	61,589	—	125,306

Cash and cash equivalents at end of period	$80,176	$1,132	$74,755	$—	$156,063

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. QUARTERLY RESULTS OF OPERATIONS (Unaudited)

Our quarterly results of operations reflect all adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The consolidated results of operations by quarter for fiscal 2014 and 2013 are presented below (in thousands, except per share amounts):

	Fiscal 2014 Quarters Ended
	May 3, 2014(1)	August 2, 2014(2)	November 1, 2014(3)	January 31, 2015(4)
Net sales	$630,474	$803,078	$890,637	$928,359
Gross margin	283,364	358,542	369,205	347,503
Net earnings (loss) attributable to common shareholders	$16,486	$12,256	$6,793	$(35,922)
Net earnings (loss) per common share attributable to common shareholders:
Basic(5)	$0.34	$0.26	$0.14	$(0.75)
Diluted(5)	$0.34	$0.25	$0.14	$(0.75)

	Fiscal 2013 Quarters Ended
	May 4, 2013	August 3, 2013(6)	November 2, 2013(7)	February 1, 2014(8)
Net sales	$616,536	$647,255	$648,890	$560,552
Gross margin	277,920	308,794	293,502	208,794
Net earnings (loss) attributable to common shareholders	$33,091	$42,943	$38,204	$(30,447)
Net earnings (loss) per common share attributable to common shareholders:
Basic(5)	$0.65	$0.86	$0.80	$(0.64)
Diluted(5)	$0.65	$0.85	$0.79	$(0.64)

(1)
Includes pre-tax expenses of $26.5 million in costs related to various strategic projects, primarily Jos. A. Bank and cost reduction initiatives.

(2)
Includes pre-tax expenses totaling $42.9 million in acquisition and integration costs primarily related to Jos. A. Bank and a loss on extinguishment of debt of $2.2 million.

(3)
Includes pre-tax expenses totaling $27.6 million in acquisition and integration costs primarily related to Jos. A. Bank of which $10.6 million is included in cost of sales and the remainder is included in SG&A.

(4)
Includes pre-tax expenses totaling $52.0 million in costs related to the arbitration award for JA Holding and acquisition and integration costs primarily related to Jos. A. Bank offset by a pre-tax gain of $3.4 million related to a favorable litigation settlement.

(5)
Due to the method of calculating weighted-average common shares outstanding, the sum of the quarterly per share amounts may not equal net (loss) earnings per common share attributable to common shareholders for the respective years.

THE MEN'S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)
Includes a pre-tax charge of $9.5 million related to K&G goodwill impairment and pre-tax expenses totaling $2.9 million related to the acquisition and integration of JA Holding and separation costs with a former executive.

(7)
Includes pre-tax expenses totaling $9.7 million related to the acquisition and integration of JA Holding, costs related to various strategic projects, separation costs with former executives and a New York store related closure costs offset by a pre-tax gain of $2.2 million related to the sale of an office building in Fremont, California.

(8)
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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (1992). Based on such assessment, management concluded that, as of January 31, 2015, our internal control over financial reporting is effective based on those criteria.

Management's evaluation excludes Jos. A. Bank, which was acquired on June 18, 2014, and whose financial statements constitute 54% of total assets and 21% of revenues of the consolidated financial statement amounts as of and for the year ended January 31, 2015. In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year subsequent to the acquisition while integrating the acquired operations.

Deloitte & Touche LLP has audited our internal control over financial reporting as of January 31, 2015; their report is included in Item 9A, which follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Men's Wearhouse, Inc.
Houston, Texas

We have audited the internal control over financial reporting of The Men's Wearhouse, Inc. and subsidiaries (the "Company") as of January 31, 2015, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Jos. A. Bank, which was acquired on June 18, 2014 and whose financial statements constitute 54% of total assets and 21% of revenues of the consolidated financial statement amounts as of and for the year ended January 31, 2015. Accordingly, our audit did not include the internal control over financial reporting at Jos. A. Bank. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 31, 2015 of the Company and our report dated March 27, 2015 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 27, 2015

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held July 1, 2015.

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

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held July 1, 2015.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain equity compensation plan information for the Company as of January 31, 2015:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)		Weighted- Average Exercise Price of Outstanding Options (b)(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities in column (a)) (c)
Equity Compensation Plans Approved by Security Holders	1,209,590		$38.28	1,479,681	(3)
Equity Compensation Plans Not Approved by Security Holders	—		—	—

Total	1,209,590	(1)	$38.28	1,479,681

(1)
Consists of 660,283 shares issuable upon exercise of outstanding stock options and 549,307 shares issuable upon conversion of outstanding deferred stock and performance units.

(2)
Calculated based upon outstanding stock options to purchase shares of our common stock.

(3)
Securities available for future issuance include 826,278 shares under the 2004 Plan and 653,403 shares under the Employee Stock Discount Plan. Refer to Note 11 and Note 12 of Notes to Consolidated Financial Statements.

Except as set forth above, the information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held July 1, 2015.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held July 1, 2015.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held July 1, 2015.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    Financial Statements and Schedules

The following consolidated financial statements of the Company are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of January 31, 2015 and February 1, 2014
Consolidated Statements of (Loss) Earnings for the years ended January 31, 2015, February 1, 2014 and February 2, 2013
Consolidated Statements of Comprehensive (Loss) Income for the years ended January 31, 2015, February 1, 2014 and February 2, 2013
Consolidated Statements of Shareholders' Equity for the years ended January 31, 2015, February 1, 2014 and February 2, 2013
Consolidated Statements of Cash Flows for the years ended January 31, 2015, February 1, 2014 and February 2, 2013
Notes to Consolidated Financial Statements

(b)    Exhibits

Exhibit Number		Exhibit
2.1	—	Agreement and Plan of Merger, dated July 17, 2013, by and among The Men's Wearhouse, Inc., Blazer Merger Sub Inc., JA Holding, Inc. and JA Holding, LLC. (incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on July 18, 2013).
2.2	—
Agreement and Plan of Merger, dated March 11, 2014, by and among The Men's Wearhouse, Inc., Java Corp., and Jos. A. Bank Clothiers, Inc. (incorporated by reference from Exhibit (d)(1) to the Company's Amendment No. 9 to Schedule TO filed on March 11, 2014).
3.1	—	Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 1994).
3.2	—	Articles of Amendment to the Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999).
3.3	—	Sixth Amended and Restated Bylaws (incorporated by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on June 6, 2014).
3.4	—
Statement of Change of Registered Office/Agent with the Texas Secretary of State (incorporated by reference from Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 28, 2012).
4.1	—	Restated Articles of Incorporation (included as Exhibit 3.1).
4.2	—	Form of Common Stock certificate (incorporated by reference from Exhibit 4.3 to the Company's Registration Statement on Form S-1 (Registration No. 33-45949)).
4.3	—	Articles of Amendment to the Restated Articles of Incorporation (included as Exhibit 3.2).
4.4	—	Sixth Amended and Restated Bylaws (included as Exhibit 3.3).
4.5	—	Statement of Change of Registered Office/Agent with the Texas Secretary of State (included as Exhibit 3.4).
4.6	—
Indenture, dated as of June 18, 2014, by an among the Company, the MW Guarantors and the Trustee, relating to the Senior Notes (incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Commission on June 20, 2014).
4.7	—
Supplemental Indenture, dated as of June 18, 2014, by and among the Company, the JOSB Guarantors and the Trustee, relating to the Senior Notes (incorporated by reference from Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Commission on June 20, 2014).
4.8	—
Registration Agreement, dated as of June 18, 2014, by and among the Company, the MW Guarantors and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, relating to the Senior Notes (incorporated by reference from Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the Commission on June 20, 2014).
10.1	—
Credit Agreement, dated as June 18, 2014, by and among the Company and the other Co-Borrowers, the U.S. ABL Administrative Agent, the Canadian ABL Administrative Agent and the ABL Lenders (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on June 18, 2014).

Exhibit Number		Exhibit
10.2	—	Term Loan Credit Agreement, dated as of June 18, 2014, by and among the Company, the Term Administrative Agent and the Term Lenders (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on June 20, 2014).
10.3	—
Amendment No. 1 to Term Loan, dated as of June 26, 2014, by and among the Company, the Administrative Agent and the Term Lenders (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on July 1, 2014).
10.4	—
Amendment No. 1 to ABL Facility, dated as of July 28, 2014, by and among the Company, and the other Co-Borrowers, the U.S. ABL Administrative Agent, the Canadian ABL Administrative Agent and the ABL Lenders (incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 2, 2014).
*10.5	—
1992 Non-Employee Director Stock Option Plan (As Amended and Restated Effective January 1, 2004), including forms of stock option agreement and restricted stock award agreement (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on March 18, 2005).
*10.6	—
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
*10.8	—
2004 Long-Term Incentive Plan (As Amended and Restated Effective April 1, 2008) (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on June 27, 2008).
*10.9	—
First Amendment to The Men's Wearhouse, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on June 17, 2011).
*10.10	—
Second Amendment to The Men's Wearhouse, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on April 20, 2012).
*10.11	—
Third Amendment to The Men's Wearhouse, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on September 10, 2013).
*10.12	—
Forms of Deferred Stock Unit Award Agreement and Restricted Stock Award Agreement (each for non-employee directors) under The Men's Wearhouse, Inc. 2004 Long-Term Incentive Plan (as amended and restated effective April 3, 2013) (filed herewith).

Exhibit Number		Exhibit
*10.13	—	Forms of Deferred Stock Unit Award Agreement, Performance-Based Deferred Stock Unit Award Agreement, Restricted Stock Award Agreement and Nonqualified Stock Option Award Agreement (each for named executive officers) under The Men's Wearhouse, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on April 9, 2013).
*10.14	—
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
*10.15	—
Form of Performance-Based Deferred Stock Unit Award Agreement, for named executive officers, under The Men's Wearhouse, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on April 23, 2014).
*10.16	—
Form of Performance-Based Deferred Stock Unit Award Agreement, for executive officers, under The Men's Wearhouse, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on April 23, 2014).
*10.17	—
Form of Deferred Stock Unit Award Agreement (for senior executive officers, including named executive officers) under The Men's Wearhouse, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on September 16, 2014).
*10.18	—
Form of Performance Unit Award Agreement (for senior executive officers, including named executive officers) under The Men's Wearhouse, Inc. 2004 Long-Term Incentive Plan [corrected] (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 1, 2014).
*10.19	—
Form of Nonqualified Stock Option Award Agreement (for senior executive officers, including named executive officers) under The Men's Wearhouse, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the Commission on September 16, 2014).
*10.20	—
The Men's Wearhouse, Inc. 2004 Long-Term Incentive Plan Subplan for UK Employees (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on March 29, 2012).
*10.21	—	First Amendment to The Men's Wearhouse, Inc. Employee Stock Discount Plan (filed herewith).
*10.22	—
Form of Change in Control Agreement entered into by and between The Men's Wearhouse, Inc. and each of Douglas S. Ewert, Jon W. Kimmins, Mary Beth Blake, Jamie Bragg, Charles Bresler, Gary Ckodre, Kelly Dilts, Paul Fitzpatrick, Mark Neutze, Scott Norris, William Silveira, Carole Souvenir, Matt Stringer, James W. Thorne, Brian T. Vaclavik and Diana Wilson (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on May 20, 2009).
*10.23	—
The Men's Wearhouse, Inc. Change in Control Severance Plan (As Amended and Restated Effective October 1, 2009) (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on October 27, 2009).

Exhibit Number		Exhibit
*10.24	—	Sixth Amended and Restated Employment Agreement dated effective as of February 25, 2014, by and between The Men's Wearhouse, Inc. and David H. Edwab (incorporated by reference from Exhibit 10.16 to the Company's Annual Report on Form 10-K filed with the Commission on April 1, 2014).
*10.25	—
Employment Agreement dated effective as of April 12, 2011, by and between The Men's Wearhouse, Inc. and Douglas S. Ewert (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on April 19, 2011).
*10.26	—
Employment Agreement dated effective as of April 1, 2013, by and between The Men's Wearhouse, Inc. and Jon W. Kimmins (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on April 1, 2013).
*10.27	—
Employment Agreement dated effective as of April 1, 2013, by and between The Men's Wearhouse, Inc. and Charles Bresler (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on June 13, 2013).
10.28	—
Amendment No. 1 to Employment Agreement dated effective May 1, 2014, by and between The Men's Wearhouse, Inc. and Charles Bresler (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 3, 2014).
10.29	—
Agreement, dated February 24, 2014, by and between The Men's Wearhouse, Inc. and Java Corp., on the one hand, and Eminence Capital, LLC on behalf of itself and certain of its affiliates listed on Exhibit A thereto, on the other hand (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on February 28, 2014).
10.30	—
Amendment, dated December 16, 2014, by and between The Men's Wearhouse, Inc. and Jos. A. Bank, Inc., as successor to Java Corp., on the one hand and Eminence Capital LP, as successor to Eminence Capital, LLC, on behalf of itself and certain of its affiliates listed on Exhibit A, on the other hand (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on December 18, 2014).
18	—
Preferability Letter from Independent Registered Public Accounting Firm Regarding Change in Accounting Principles (incorporated by reference from Exhibit 18 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 2010).
21.1	—	Subsidiaries of the Company (filed herewith).
23.1	—	Consent of Deloitte & Touche LLP, independent auditors (filed herewith).
31.1	—	Certification of Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).
31.2	—	Certification of Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).
32.1	—	Certification of Annual Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (furnished herewith)†.
32.2	—	Certification of Annual Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (furnished herewith)†.

Exhibit Number		Exhibit
101.1	—	The following financial information from The Men's Wearhouse, Inc.'s Annual Report on Form 10-K for the year ended January 31, 2015, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of (Loss) Earnings; (iii) the Consolidated Statements of Comprehensive (Loss) Income; (iv) the Consolidated Statement of Shareholders' Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

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

THE MEN'S WEARHOUSE, INC.
	By	/s/ DOUGLAS S. EWERT Douglas S. Ewert Chief Executive Officer
Dated: March 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DOUGLAS S. EWERT Douglas S. Ewert	Chief Executive Officer and Director	March 27, 2015
/s/ JON W. KIMMINS Jon W. Kimmins	Executive Vice President, Chief Financial Officer, Treasurer and Principal Financial Officer	March 27, 2015
/s/ BRIAN T. VACLAVIK Brian T. Vaclavik	Senior Vice President, Chief Accounting Officer and Principal Accounting Officer	March 27, 2015
/s/ WILLIAM B. SECHREST William B. Sechrest	Chairman of the Board and Director	March 27, 2015
/s/ DAVID H. EDWAB David H. Edwab	Vice Chairman of the Board and Director	March 27, 2015
/s/ RINALDO S. BRUTOCO Rinaldo S. Brutoco	Director	March 27, 2015
/s/ SHELDON I. STEIN Sheldon I. Stein	Director	March 27, 2015
/s/ ALLEN I. QUESTROM Allen I. Questrom	Director	March 27, 2015
/s/ GRACE NICHOLS Grace Nichols	Director	March 27, 2015
/s/ B. MICHAEL BECKER B. Michael Becker	Director	March 27, 2015

Exhibit Index

2.1	—	Agreement and Plan of Merger, dated July 17, 2013, by and among The Men's Wearhouse, Inc., Blazer Merger Sub Inc., JA Holding, Inc. and JA Holding, LLC. (incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on July 18, 2013).
2.2	—
Agreement and Plan of Merger, dated March 11, 2014, by and among The Men's Wearhouse, Inc., Java Corp., and Jos. A. Bank Clothiers, Inc. (incorporated by reference from Exhibit (d)(1) to the Company's Amendment No. 9 to Schedule TO filed on March 11, 2014).
3.1	—	Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 1994).
3.2	—	Articles of Amendment to the Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999).
3.3	—	Sixth Amended and Restated Bylaws (incorporated by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on June 6, 2014).
3.4	—
Statement of Change of Registered Office/Agent with the Texas Secretary of State (incorporated by reference from Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 28, 2012).
4.1	—	Restated Articles of Incorporation (included as Exhibit 3.1).
4.2	—	Form of Common Stock certificate (incorporated by reference from Exhibit 4.3 to the Company's Registration Statement on Form S-1 (Registration No. 33-45949)).
4.3	—	Articles of Amendment to the Restated Articles of Incorporation (included as Exhibit 3.2).
4.4	—	Sixth Amended and Restated Bylaws (included as Exhibit 3.3).
4.5	—	Statement of Change of Registered Office/Agent with the Texas Secretary of State (included as Exhibit 3.4).
4.6	—
Indenture, dated as of June 18, 2014, by an among the Company, the MW Guarantors and the Trustee, relating to the Senior Notes (incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Commission on June 20, 2014).
4.7	—
Supplemental Indenture, dated as of June 18, 2014, by and among the Company, the JOSB Guarantors and the Trustee, relating to the Senior Notes (incorporated by reference from Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Commission on June 20, 2014).
4.8	—
Registration Agreement, dated as of June 18, 2014, by and among the Company, the MW Guarantors and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, relating to the Senior Notes (incorporated by reference from Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the Commission on June 20, 2014).
10.1	—
Credit Agreement, dated as June 18, 2014, by and among the Company and the other Co-Borrowers, the U.S. ABL Administrative Agent, the Canadian ABL Administrative Agent and the ABL Lenders (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on June 18, 2014).
10.2	—
Term Loan Credit Agreement, dated as of June 18, 2014, by and among the Company, the Term Administrative Agent and the Term Lenders (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on June 20, 2014).

10.3	—	Amendment No. 1 to Term Loan, dated as of June 26, 2014, by and among the Company, the Administrative Agent and the Term Lenders (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on July 1, 2014).
10.4	—
Amendment No. 1 to ABL Facility, dated as of July 28, 2014, by and among the Company, and the other Co-Borrowers, the U.S. ABL Administrative Agent, the Canadian ABL Administrative Agent and the ABL Lenders (incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 2, 2014).
*10.5	—
1992 Non-Employee Director Stock Option Plan (As Amended and Restated Effective January 1, 2004), including forms of stock option agreement and restricted stock award agreement (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on March 18, 2005).
*10.6	—
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
*10.8	—
2004 Long-Term Incentive Plan (As Amended and Restated Effective April 1, 2008) (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on June 27, 2008).
*10.9	—
First Amendment to The Men's Wearhouse, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on June 17, 2011).
*10.10	—
Second Amendment to The Men's Wearhouse, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on April 20, 2012).
*10.11	—
Third Amendment to The Men's Wearhouse, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on September 10, 2013).
*10.12	—
Forms of Deferred Stock Unit Award Agreement and Restricted Stock Award Agreement (each for non-employee directors) under The Men's Wearhouse, Inc. 2004 Long-Term Incentive Plan (as amended and restated effective April 3, 2013) (filed herewith).
*10.13	—
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
*10.14	—
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

*10.15	—	Form of Performance-Based Deferred Stock Unit Award Agreement, for named executive officers, under The Men's Wearhouse, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on April 23, 2014).
*10.16	—
Form of Performance-Based Deferred Stock Unit Award Agreement, for executive officers, under The Men's Wearhouse, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on April 23, 2014).
*10.17	—
Form of Deferred Stock Unit Award Agreement (for senior executive officers, including named executive officers) under The Men's Wearhouse, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on September 16, 2014).
*10.18	—
Form of Performance Unit Award Agreement (for senior executive officers, including named executive officers) under The Men's Wearhouse, Inc. 2004 Long-Term Incentive Plan [corrected] (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 1, 2014).
*10.19	—
Form of Nonqualified Stock Option Award Agreement (for senior executive officers, including named executive officers) under The Men's Wearhouse, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the Commission on September 16, 2014).
*10.20	—
The Men's Wearhouse, Inc. 2004 Long-Term Incentive Plan Subplan for UK Employees (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on March 29, 2012).
*10.21	—	First Amendment to The Men's Wearhouse, Inc. Employee Stock Discount Plan (filed herewith).
*10.22	—
Form of Change in Control Agreement entered into by and between The Men's Wearhouse, Inc. and each of Douglas S. Ewert, Jon W. Kimmins, Mary Beth Blake, Jamie Bragg, Charles Bresler, Gary Ckodre, Kelly Dilts, Paul Fitzpatrick, Mark Neutze, Scott Norris, William Silveira, Carole Souvenir, Matt Stringer, James W. Thorne, Brian T. Vaclavik and Diana Wilson (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on May 20, 2009).
*10.23	—
The Men's Wearhouse, Inc. Change in Control Severance Plan (As Amended and Restated Effective October 1, 2009) (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on October 27, 2009).
*10.24	—
Sixth Amended and Restated Employment Agreement dated effective as of February 25, 2014, by and between The Men's Wearhouse, Inc. and David H. Edwab (incorporated by reference from Exhibit 10.16 to the Company's Annual Report on Form 10-K filed with the Commission on April 1, 2014).
*10.25	—
Employment Agreement dated effective as of April 12, 2011, by and between The Men's Wearhouse, Inc. and Douglas S. Ewert (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on April 19, 2011).
*10.26	—
Employment Agreement dated effective as of April 1, 2013, by and between The Men's Wearhouse, Inc. and Jon W. Kimmins (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on April 1, 2013).
*10.27	—
Employment Agreement dated effective as of April 1, 2013, by and between The Men's Wearhouse, Inc. and Charles Bresler (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on June 13, 2013).

10.28	—	Amendment No. 1 to Employment Agreement dated effective May 1, 2014, by and between The Men's Wearhouse, Inc. and Charles Bresler (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 3, 2014).
10.29	—
Agreement, dated February 24, 2014, by and between The Men's Wearhouse, Inc. and Java Corp., on the one hand, and Eminence Capital, LLC on behalf of itself and certain of its affiliates listed on Exhibit A thereto, on the other hand (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on February 28, 2014).
10.30	—
Amendment, dated December 16, 2014, by and between The Men's Wearhouse, Inc. and Jos. A. Bank, Inc., as successor to Java Corp., on the one hand and Eminence Capital LP, as successor to Eminence Capital, LLC, on behalf of itself and certain of its affiliates listed on Exhibit A, on the other hand (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on December 18, 2014).
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
The following financial information from The Men's Wearhouse, Inc.'s Annual Report on Form 10-K for the year ended January 31, 2015, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of (Loss) Earnings; (iii) the Consolidated Statements of Comprehensive (Loss) Income; (iv) the Consolidated Statement of Shareholders' Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

*
Management Compensation or Incentive Plan.

†
This exhibit will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.