Form 10-Q
period 2015-05-02
MENS WEARHOUSE INC
filed 2015-06-11
CIK 884217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           May 2, 2015          or

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

Yes [  ]. No [X].

The number of shares of common stock of the Registrant, par value $.01 per share, outstanding at May 29, 2015 was 48,323,891 excluding 129,095 shares classified as Treasury Stock.

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

Forward-looking statements are not guarantees of future performance and a variety of factors could cause actual results to differ materially from the anticipated or expected results expressed in or suggested by these forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to: actions by governmental entities; domestic and international economic activity and inflation; success, or lack thereof, in executing our internal operating plans and new store and new market expansion plans, as well as integration of acquisitions, including Jos. A. Bank Clothiers, Inc.; performance issues with key suppliers; disruption in buying trends due to homeland security concerns; severe weather; foreign currency fluctuations; government export and import policies; advertising or marketing activities of competitors; and legal proceedings.  Future results will also be dependent upon our ability to continue to identify and complete successful expansions and penetrations into existing and new markets and our ability to integrate such expansions with our existing operations.

These forward-looking statements are based upon management’s current beliefs or expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies and third party approvals, many of which are beyond our control.  Refer to “Risk Factors” contained in Part I of our Annual Report on Form 10-K for the year ended January 31, 2015  and elsewhere herein for a more complete discussion of these and other factors that might affect our performance and financial results. These forward-looking statements are intended to convey the Company’s expectations about the future and speak only as of the date they are made.  We undertake no obligation to publicly update or revise any forward-looking statement that may be made from time to time, whether as a result of new information, future developments or otherwise.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	May 2,	May 3,	January 31,
	2015	2014	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$61,802	$95,923	$62,261
Accounts receivable, net	83,169	67,778	73,266
Inventories	986,457	645,772	938,336
Other current assets	170,278	84,803	175,574

Total current assets	1,301,706	894,276	1,249,437

PROPERTY AND EQUIPMENT, net	560,141	406,784	566,074

TUXEDO RENTAL PRODUCT, net	146,050	148,120	132,672
GOODWILL	893,435	127,098	887,936
INTANGIBLE ASSETS, net	664,935	57,966	668,259
OTHER ASSETS	36,832	6,734	42,380

TOTAL ASSETS	$3,603,099	$1,640,978	$3,546,758

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$233,066	$168,826	$209,867
Accrued expenses and other current liabilities	289,956	220,452	268,935
Income taxes payable	1,328	4,277	1,609
Current maturities of long-term debt	7,000	10,000	11,000
Total current liabilities	531,350	403,555	491,411

LONG-TERM DEBT	1,679,634	85,000	1,676,232
DEFERRED TAXES AND OTHER LIABILITIES	412,575	109,696	409,326

Total liabilities	2,623,559	598,251	2,576,969

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock	—	—	—
Common stock	485	480	482
Capital in excess of par	442,743	417,622	440,907
Retained earnings	538,716	580,373	537,263
Accumulated other comprehensive income (loss)	789	33,302	(5,671)
Treasury stock, at cost	(3,193)	(3,407)	(3,192)

Total equity attributable to common shareholders	979,540	1,028,370	969,789

Non-controlling interest	—	14,357	—
Total shareholders’ equity	979,540	1,042,727	969,789

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,603,099	$1,640,978	$3,546,758

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended
	May 2,	May 3,
	2015	2014

Net sales:
Retail clothing product	$666,862	$433,024
Tuxedo rental services	103,129	101,663
Alteration and other services	54,280	38,962
Total retail sales	824,271	573,649
Corporate apparel clothing product	60,818	56,825
Total net sales	885,089	630,474

Cost of sales:
Retail clothing product	294,384	191,477
Tuxedo rental services	16,084	15,317
Alteration and other services	36,150	27,722
Occupancy costs	113,096	72,847
Total retail cost of sales	459,714	307,363
Corporate apparel clothing product	43,823	39,747
Total cost of sales	503,537	347,110

Gross margin:
Retail clothing product	372,478	241,547
Tuxedo rental services	87,045	86,346
Alteration and other services	18,130	11,240
Occupancy costs	(113,096)	(72,847)
Total retail gross margin	364,557	266,286
Corporate apparel clothing product	16,995	17,078
Total gross margin	381,552	283,364

Advertising expense	50,656	28,771
Selling, general and administrative expenses	275,607	227,312

Operating income	55,289	27,281

Interest income	28	61
Interest expense	(26,483)	(1,135)
Loss on extinguishment of debt	(12,675)	—

Earnings before income taxes	16,159	26,207
Provision for income taxes	5,790	9,749

Net earnings including non-controlling interest	10,369	16,458
Net loss attributable to non-controlling interest	—	28

Net earnings attributable to common shareholders	$10,369	$16,486

Net earnings per common share attributable to common shareholders:
Basic	$0.22	$0.34
Diluted	$0.21	$0.34

Weighted-average common shares outstanding:
Basic	48,130	47,607
Diluted	48,429	47,974

Cash dividends declared per common share	$0.18	$0.18

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the Three Months Ended
	May 2,	May 3,
	2015	2014

Net earnings including non-controlling interest	$10,369	$16,458
Currency translation adjustments	6,086	6,180
Unrealized gain on cash flow hedge, net of tax	374	182
Comprehensive income including non-controlling interest	16,829	22,820

Comprehensive income attributable to non-controlling interest:
Net loss	—	28
Currency translation adjustments	—	(371)

Amounts attributable to non-controlling interest	—	(343)

Comprehensive income attributable to common shareholders	$16,829	$22,477

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended
	May 2,	May 3,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings including non-controlling interest	$10,369	$16,458
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	31,906	21,929
Tuxedo rental product amortization	7,604	7,497
Amortization of deferred financing costs	1,796	140
Amortization of discount on long-term debt	340	—
Loss on extinguishment of debt	12,675	—
Loss on disposition of assets	424	1,357
Asset impairment charges	—	302
Share-based compensation	4,475	3,974
Excess tax benefits from share-based plans	(981)	(3,002)
Deferred tax provision (benefit)	7,870	(4,326)
Deferred rent expense and other	1,116	75
Changes in operating assets and liabilities:
Accounts receivable	(9,629)	(3,586)
Inventories	(44,162)	(43,195)
Tuxedo rental product	(20,204)	(12,495)
Other assets	(6,124)	12,945
Accounts payable, accrued expenses and other current liabilities	49,858	65,288
Income taxes payable	1,369	6,547
Other liabilities	283	(95)

Net cash provided by operating activities	48,985	69,813

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(30,384)	(22,543)

Net cash used in investing activities	(30,384)	(22,543)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from asset-based revolving credit facility	3,000	—
Payments on asset-based revolving credit facility	(3,000)	—
Payments on new term loan	(4,500)	—
Payments on previous term loan	—	(2,500)
Deferred financing costs	(3,566)	(1,389)
Cash dividends paid	(8,863)	(8,812)
Proceeds from issuance of common stock	908	4,373
Tax payments related to vested deferred stock units	(4,506)	(5,732)
Excess tax benefits from share-based plans	981	3,002
Repurchases of common stock	(277)	(251)

Net cash used in financing activities	(19,823)	(11,309)
Effect of exchange rate changes	763	710

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(459)	36,671
Balance at beginning of period	62,261	59,252
Balance at end of period	$61,802	$95,923

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

Our business historically has been seasonal in nature and, as a result, the operating results of the interim periods presented are not necessarily indicative of the results that may be achieved for the full year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended January 31, 2015.

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

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The guidance requires that debt issuance costs related to a recognized debt liability be reported on the balance sheet as a direct deduction from the carrying amount of that debt liability. The guidance is effective for fiscal years and interim periods beginning after December 15, 2015, and is required to be applied retrospectively.  Early adoption is permitted.  We have not adopted ASU 2015-03 but upon adoption, we will reclassify our debt issuance costs related to existing debt liabilities from assets to liabilities on the balance sheet.  At May 2, 2015, we have $39.0 million of debt issuance costs recorded as assets on the balance sheet.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities.  The new guidance is effective for annual and interim periods beginning after December 15, 2016 with no early adoption permitted.  The guidance allows for either a full retrospective or a modified retrospective transition method.  We are currently evaluating the impact of this guidance, including the transition method, on our financial position, results of operations and cash flows.

2.  Acquisition

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

We incurred integration costs related to Jos. A. Bank totaling $5.8 million for the three months ended May 2, 2015 which is included in selling, general and administrative expenses (“SG&A”) in the condensed consolidated statement of earnings.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the preliminary estimates of the fair values of the identifiable assets acquired and liabilities assumed in the Jos. A. Bank acquisition as of June 18, 2014 and measurement period adjustments since the date of acquisition (amounts in millions):

			Adjusted
	Preliminary	Measurement	preliminary
	valuation at	period	valuation at
	August 2, 2014	adjustments	May 2, 2015
Cash	$328.9	$—	$328.9
Accounts receivable (mainly credit card receivables)	7.1	1.2	8.3
Inventories	379.3	(50.5)	328.8
Other current assets	29.3	27.1	56.4
Property and equipment	174.8	(9.5)	165.3
Goodwill	744.7	23.9	768.6
Intangible assets	621.2	1.0	622.2
Accounts payable, accrued expenses and other current liabilities	(177.0)	21.6	(155.4)
Other liabilities (mainly deferred income taxes)	(288.0)	(14.8)	(302.8)
Total purchase price	1,820.3	—	1,820.3
Less: Cash acquired	(328.9)		(328.9)
Total purchase price, net of cash acquired	$1,491.4		$1,491.4

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

The following table presents unaudited pro forma consolidated financial information as if the closing of our acquisition of Jos. A. Bank had occurred on February 3, 2013 (in thousands, except per share data):

For the Three
Months Ended
May 3, 2014
Total net sales	$847,896
Net earnings attributable to common shareholders	$20,197
Net earnings per common share attributable to common shareholders:
Basic	$0.42
Diluted	$0.42

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

	For the Three Months Ended
	May 2,	May 3,
	2015	2014
Numerator
Total net earnings attributable to common shareholders	$10,369	$16,486
Net earnings allocated to participating securities (restricted stock and deferred stock units)	(12)	(65)
Net earnings attributable to common shareholders	$10,357	$16,421
Denominator
Basic weighted-average common shares outstanding	48,130	47,607
Dilutive effect of share-based awards	299	367
Diluted weighted-average common shares outstanding	48,429	47,974
Net earnings per common share attributable to common shareholders:
Basic	$0.22	$0.34
Diluted	$0.21	$0.34

For the three months ended May 2, 2015 and May 3, 2014, 0.3 million and 0.1 million anti-dilutive shares of common stock were excluded from the calculation of diluted earnings per common share attributable to common shareholders, respectively.

4.  Debt

On June 18, 2014, we entered into a term loan credit agreement that provides for a senior secured term loan in the aggregate principal amount of $1.1 billion (the “Term Loan”) and a $500.0 million asset-based revolving credit agreement (the “ABL Facility”, and together with the Term Loan, the “Credit Facilities”) with certain of our U.S. subsidiaries and Moores the Suit People Inc., one of our Canadian subsidiaries, as co-borrowers.  Proceeds from the Term Loan were reduced by an $11.0 million original issue discount (“OID”), which is presented as a reduction of the outstanding balance on the Term Loan on the balance sheet and will be amortized to interest expense over the contractual life of the Term Loan.  In addition, on June 18, 2014, we issued $600.0 million in aggregate principal amount of 7.00% Senior Notes due 2022 (the “Senior Notes”).

The Credit Facilities and the Senior Notes contain customary non-financial and financial covenants, including fixed charge coverage ratios, total leverage ratios and secured leverage ratios, as well as a restriction on our ability to pay dividends on our common stock in excess of $10.0 million per quarter.  Since entering into these financing arrangements and as of May 2, 2015, our total leverage ratio and secured leverage ratio were above the maximums specified in the agreements, which was anticipated when we entered into these arrangements.  As a result, we are currently subject to certain additional restrictions, including limitations on our ability to make acquisitions and incur additional indebtedness.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We used the net proceeds from the Term Loan, the offering of the Senior Notes and the net proceeds from $340.0 million drawn on the ABL Facility to pay the approximately $1.8 billion purchase price for the acquisition of Jos. A. Bank and to repay all of our obligations under our Third Amended and Restated Credit Agreement, dated as of April 12, 2013 (as amended, the “Previous Credit Agreement”), including $95.0 million outstanding under the Previous Credit Agreement as well as settlement of the then existing interest rate swap.

Credit Facilities

The Term Loan is guaranteed, jointly and severally, by certain of our U.S. subsidiaries and will mature on June 18, 2021.  The interest rate on the Term Loan is based on 3-month LIBOR, which was approximately 0.28% at May 2, 2015.    However, the Term Loan interest rate is subject to a LIBOR floor of 1% per annum, plus the applicable margin which is currently 3.50%, resulting in a total interest rate of 4.50%.  In January 2015, we entered into an interest rate swap agreement to swap variable-rate interest payments for fixed-rate interest payments on a notional amount of $520.0 million, effective in February 2015.  The interest rate swap agreement matures in August 2018 and has periodic interest settlements.  Under this interest rate swap agreement, we receive a floating rate based on 3-month LIBOR and pay a fixed rate of 5.03% (including the applicable margin of 3.50%) on the outstanding notional amount.

On April 7, 2015, we entered into Incremental Facility Agreement No. 1 (the “Incremental Agreement”) resulting in a refinancing of $400.0 million aggregate principal amount of the Term Loan from a variable rate to a fixed rate of 5.0% per annum.  The Incremental Agreement did not impact the total amount borrowed under the Term Loan, the maturity date of the Term Loan of June 18, 2021, or collateral and guarantees under the Term Loan.  In connection with the Incremental Agreement, we incurred deferred financing costs of $3.6 million, which will be amortized over the life of the remaining term using the interest method.  In addition, as a result of entering into the Incremental Agreement, we recorded a loss on extinguishment of debt totaling $12.7 million consisting of the elimination of unamortized deferred financing costs and OID related to the Term Loan, which is included as a separate line in the condensed consolidated statement of earnings.

As a result of the interest rate swap and the Incremental Agreement, we have converted a majority of the variable interest rate under the Term Loan to a fixed rate and, as of May 2, 2015, the Term Loan had a weighted average interest rate of 4.93%.

The ABL Facility provides for a senior secured asset-based revolving credit facility of $500.0 million, with possible future increases to $650.0 million with an expansion feature, which matures on June 18, 2019, and is guaranteed, jointly and severally, by certain of our U.S. subsidiaries.  The ABL Facility has several borrowing and interest rate options including the following indices:  (i) adjusted LIBOR, (ii) Canadian Dollar Offered Rate, (iii) Canadian prime rate or (iv) alternate base rate (equal to the greater of the prime rate, the federal funds effective rate plus 0.5% or adjusted LIBOR for a one-month period plus 1.0%).  Advances under the ABL Facility bear interest at a rate per annum using the applicable indices plus a varying interest rate margin of up to 2.00%.  The ABL Facility also provides for fees applicable to amounts available to be drawn under outstanding letters of credit which range from 1.50% to 2.00%, and a fee on unused commitments which ranges from 0.25% to 0.375%.

We utilize letters of credit primarily to secure inventory purchases and as collateral for workers compensation claims.  Except for letters of credit totaling approximately $18.8 million issued and outstanding, no amounts were drawn on the ABL Facility as of May 2, 2015 and we have approximately $441.4 million of borrowing availability under the ABL Facility as of May 2, 2015.

Senior Notes

The Senior Notes contain customary non-financial covenants and the Senior Notes are guaranteed, jointly and severally, on an unsecured basis by certain of our U.S. subsidiaries.   The Senior Notes will mature on July 1, 2022.  Interest on the Senior Notes is payable on January 1 and July 1 of each year.

We have entered into a registration rights agreement regarding the Senior Notes pursuant to which we agreed, among other things, to use our commercially reasonable efforts to consummate an exchange offer of the Senior Notes for substantially identical notes registered under the Securities Act of 1933, as amended, on or before July 13, 2015.  On May 26, 2015, we commenced the exchange offer which is currently scheduled to expire on June 23, 2015.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Long-Term Debt

The following table provides details on our long-term debt as of May 2, 2015, May 3, 2014 and January 31, 2015 (in thousands):

	May 2,	May 3,	January 31,
	2015	2014	2015
Term Loan (net of unamortized original issue discount of $6.1 million at May 2, 2015 and $10.0 million at January 31, 2015)	$1,086,634	$—	$1,087,232
Senior Notes	600,000	—	600,000
Term loan under Previous Credit Agreement	—	95,000	—
Total long-term debt	1,686,634	95,000	1,687,232
Current portion of long-term debt	(7,000)	(10,000)	(11,000)
Total long-term debt, net of current portion	$1,679,634	$85,000	$1,676,232

5.  Supplemental Cash Flows

Supplemental disclosure of cash flow information is as follows (in thousands):

	For the Three Months Ended
	May 2,	May 3,
	2015	2014

Cash paid for interest	$25,834	$1,026
Cash paid (refunded) for income taxes, net	$5,030	$(6,308)

Schedule of noncash investing and financing activities:
Cash dividends declared	$8,764	$8,725

We had unpaid capital expenditure purchases included in accounts payable and accrued expenses and other current liabilities of approximately $11.0 million and $8.0 million at May 2, 2015 and May 3, 2014, respectively.  Capital expenditure purchases are recorded as cash outflows from investing activities in the condensed consolidated statement of cash flows in the period they are paid.

6.  Inventories

The following table provides details on our inventories as of May 2, 2015, May 3, 2014 and January 31, 2015 (in thousands):

	May 2,	May 3,	January 31,
	2015	2014	2015
Finished goods	$952,116	$599,403	$883,323
Raw materials and merchandise components	34,341	46,369	55,013
Total inventories	$986,457	$645,772	$938,336

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.  Other Current Assets, Accrued Expenses and Other Current Liabilities and Deferred Taxes and Other Liabilities

Other current assets consist of the following (in thousands):

	May 2,	May 3,	January 31,
	2015	2014	2015
Tax receivable	$86,761	$3,039	$87,916
Prepaid expenses	39,974	35,782	39,375
Current deferred tax assets	23,631	38,536	23,777
Other	19,912	7,446	24,506
Total other current assets	$170,278	$84,803	$175,574

Accrued expenses and other current liabilities consist of the following (in thousands):

	May 2,	May 3,	January 31,
	2015	2014	2015
Accrued salary, bonus, sabbatical, vacation and other benefits	$69,922	$47,181	$83,515
Customer deposits, prepayments and refunds payable	59,830	58,955	24,540
Unredeemed gift certificates	37,071	14,242	39,563
Sales, value added, payroll, property and other taxes payable	36,199	25,313	28,765
Accrued workers compensation and medical costs	28,816	21,862	28,814
Accrued interest	14,161	380	15,715
Cash dividends declared	8,764	8,725	8,987
Loyalty program reward certificates	7,293	6,433	6,889
Accrued strategic professional fees	4,888	24,605	7,566
Other	23,012	12,756	24,581
Total accrued expenses and other current liabilities	$289,956	$220,452	$268,935

Deferred taxes and other liabilities consist of the following (in thousands):

	May 2,	May 3,	January 31,
	2015	2014	2015
Non-current deferred and other income tax liabilities	$331,728	$52,381	$328,271
Deferred rent and landlord incentives	62,737	55,948	61,475
Unfavorable lease liabilities	11,062	278	12,040
Other	7,048	1,089	7,540
Total deferred taxes and other liabilities	$412,575	$109,696	$409,326

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.  Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of accumulated other comprehensive income (loss) for the three months ended May 2, 2015 (in thousands and net of tax):

	Foreign
	Currency	Interest Rate	Pension
	Translation	Swap	Plan	Total

BALANCE — January 31, 2015	$(4,232)	$(1,665)	$226	$(5,671)

Other comprehensive (loss) income before reclassifications	6,086	(34)	—	6,052
Amounts reclassified from accumulated other comprehensive income	—	408	—	408
Net current period other comprehensive income	6,086	374	—	6,460

BALANCE —May 2, 2015	$1,854	$(1,291)	$226	$789

The following table summarizes the components of accumulated other comprehensive income for the three months ended May 3, 2014 (in thousands and net of tax):

	Foreign
	Currency	Interest Rate	Pension
	Translation	Swap	Plan	Total

BALANCE — February 1, 2014	$27,710	$(399)	$—	$27,311

Other comprehensive income before reclassifications	6,180	19	—	6,199
Other comprehensive income attributable to non-controlling interest	(371)	—	—	(371)
Amounts reclassified from accumulated other comprehensive income	—	163	—	163
Net current period other comprehensive income	5,809	182	—	5,991

BALANCE —May 3, 2014	$33,519	$(217)	$—	$33,302

Amounts reclassified from other comprehensive income for the three months ended May 2, 2015 and May 3, 2014, respectively, relate to changes in fair value for interest rate swaps which were recorded within interest expense in the condensed consolidated statements of earnings.

9.  Share-Based Compensation Plans

For a discussion of our share-based compensation plans refer to Note 11 in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

We account for share-based awards in accordance with the authoritative guidance regarding share-based payments, which requires the compensation cost resulting from all share-based payment transactions be recognized in the financial statements. The amount of compensation cost is measured based on the grant-date fair value of the instrument issued and is recognized over the vesting period.  Share-based compensation expense recognized for the three months ended May 2, 2015 and May 3, 2014 was $4.5 million and 4.0 million, respectively.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Non-Vested Deferred Stock Units, Performance Units and Restricted Stock Shares

The following table summarizes the activity of time-based and performance-based awards for the three months ended May 2, 2015:

			Weighted-Average
	Shares		Grant-Date Fair Value
	Time-	Performance-	Time-	Performance-
	Based	Based	Based	Based
Non-Vested at January 31, 2015	378,518	170,789	$42.67	$43.94
Granted	344,620	28,660	52.28	52.75
Vested(1)	(228,837)	(18,977)	43.81	46.41
Forfeited	(10,529)	(20,000)	34.58	33.09
Non-Vested at May 2, 2015	483,772	160,472	$49.16	$46.58

___________

(1)          Includes 85,247 shares relinquished for tax payments related to vested deferred stock units for the three months ended May 2, 2015.

On April 3, 2013, our Board of Directors approved a change in the form of award agreements to be issued for grants of deferred stock units (“DSUs”) to participants under our 2004 Long-Term Incentive Plan.  As revised, the award agreements provide that dividend equivalents, if any, will be accrued during the vesting period for such DSU awards and paid out only upon vesting of the underlying DSUs.  As such, grants of DSU awards on or after April 3, 2013 earn dividends throughout the vesting period which are subject to the same vesting terms as the underlying share award.  Grants of DSUs generally vest over a period of three years.  DSU awards granted prior to April 3, 2013 are entitled to receive non-forfeitable dividend equivalents, if any, when and if paid to shareholders of record at the payment date.  Included in the non-vested time-based awards as of May 2, 2015 are 17,576 DSUs granted prior to April 3, 2013.

Of the 28,660 performance units granted in the first quarter of 2015, 22,645 units represent a contingent right to receive one share of common stock and vest after our 2017 fiscal year, subject to our achievement of a cumulative performance target for fiscal years 2015-2017.

The remaining 6,015 performance units granted in the first quarter of 2015 represent a contingent right to receive up to 2.25 shares of common stock and vest after our 2017 fiscal year, subject to our achievement of a performance target for fiscal 2017.  Assuming the performance target is achieved, the number of performance units earned will be adjusted based on multipliers related to (1) the Company’s adjusted earnings per share for fiscal 2017 and (2) the Company’s relative total shareholder return (“TSR”) compared to the TSR of certain peer companies over a pre-defined period.

Performance units that are unvested at the end of the performance period will lapse and be forfeited.  The performance units earn dividends throughout the vesting period and are subject to the same vesting terms as the underlying performance-based awards.

Performance-based DSUs granted in April 2014 (“April 2014 performance-based DSUs”) represented a contingent right to receive one share of common stock and vested over a one year period, subject to our achievement of a performance target for 2014.  Having met the performance target for 2014, the April 2014 performance-based DSUs vested in accordance with their terms in April 2015.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the activity of restricted stock for the three months ended May 2, 2015:

		Weighted-Average
	Shares	Grant-Date Fair Value
Non-Vested at January 31, 2015	67,790	$37.05
Granted	3,276	57.23
Vested	(22,498)	30.57
Forfeited	(19,360)	27.77
Non-Vested at May 2, 2015	29,208	$50.47

Restricted stock awards receive non-forfeitable dividends, if any, when and if paid to shareholders of record at the payment date.

As of May 2, 2015, we have unrecognized compensation expense related to non-vested DSUs, performance units, and shares of restricted stock of approximately $27.2 million, which is expected to be recognized over a weighted-average period of 1.9 years.

Stock Options

The following table summarizes the activity of stock options for the three months ended May 2, 2015:

		Weighted-
	Number of	Average
	Shares	Exercise Price

Options outstanding at January 31, 2015	660,283	$38.28
Granted	19,241	52.50
Exercised	(2,500)	29.87
Forfeited	—	—
Expired	—	—
Outstanding at May 2, 2015	677,024	$38.72
Exercisable at May 2, 2015	308,187	$32.16

The weighted-average grant date fair value of the 19,241 stock options granted during the three months ended May 2, 2015 was $17.24 per share.  The following table summarizes the weighted-average assumptions used to fair value stock options at the date of grant using the Black-Scholes option pricing model for the three months ended May 2, 2015:

For the Three
Months Ended
May 2, 2015
Risk-free interest rates	1.40%
Expected lives	5.0 years
Dividend yield	1.38%
Expected volatility	40.77%

As of May 2, 2015, we have unrecognized compensation expense related to non-vested stock options of approximately $4.3 million, which is expected to be recognized over a weighted-average period of 1.8 years.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.  Goodwill and Other Intangible Assets

Goodwill

Goodwill allocated to our reportable segments and changes in the net carrying amount of goodwill for the three months ended May 2, 2015 are as follows (in thousands):

		Corporate
	Retail	Apparel	Total
Balance, January 31, 2015	$861,180	$26,756	$887,936
Goodwill of acquired business	4,361	—	4,361
Translation adjustment	995	143	1,138
Balance, May 2, 2015	$866,536	$26,899	$893,435

As discussed in Note 2, the preliminary estimates of the fair value of the identifiable assets acquired and liabilities assumed for the Jos. A. Bank acquisition, including goodwill, are not yet final and are subject to revisions until management’s appraisals and estimates are finalized, which may result in adjustments to the preliminary values as reported for the retail reportable segment at May 2, 2015.

Goodwill is evaluated for impairment at least annually.  A more frequent evaluation is performed if events or circumstances indicate that impairment could have occurred. Such events or circumstances could include, but are not limited to, new significant negative industry or economic trends, unanticipated changes in the competitive environment, decisions to significantly modify or dispose of operations and a significant sustained decline in the market price of our stock.  No additional impairment evaluation was considered necessary during the first quarter of fiscal 2015.

Intangible Assets

The gross carrying amount and accumulated amortization of our identifiable intangible assets are as follows (in thousands):

	May 2,	May 3,	January 31,
	2015	2014	2015

Amortizable intangible assets:
Carrying amount:
Trademarks and tradenames	$16,464	$12,096	$16,448
Favorable leases	24,400	—	24,400
Customer relationships	84,960	34,492	84,788
Total carrying amount	125,824	46,588	125,636
Accumulated amortization:
Trademarks and tradenames	(9,445)	(9,090)	(9,331)
Favorable leases	(2,636)	—	(1,883)
Customer relationships	(19,120)	(10,882)	(16,468)
Total accumulated amortization	(31,201)	(19,972)	(27,682)
Total amortizable intangible assets, net	94,623	26,616	97,954
Indefinite-lived intangible assets:
Trademarks and tradename	570,312	31,350	570,305
Total intangible assets, net	$664,935	$57,966	$668,259

The pretax amortization expense associated with intangible assets subject to amortization totaled $3.4 million and $0.8 million for the three months ended May 2, 2015 and May 3, 2014, respectively.  Pretax amortization associated with intangible assets subject to amortization at May 2, 2015 is estimated to be $10.3 million for the remainder of fiscal year 2015, $13.7 million for each of the fiscal years 2016 and 2017, and $13.6 million for fiscal year 2018 and 2019.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.  Derivative Financial Instruments

As discussed in Note 4, in January 2015, we entered into an interest rate swap agreement on a notional amount of $520.0 million that matures in August 2018 with periodic interest settlements.  We have designated the interest rate swap as a cash flow hedge of the variability of interest payments under the Term Loan due to changes in the LIBOR benchmark interest rate.  At May 2, 2015, the fair value of the interest rate swap was a net liability of $2.1 million with $2.4 million recorded in accrued expenses and other current liabilities and $0.3 million in other assets in our consolidated balance sheet.  The effective portion of the swap is reported as a component of accumulated other comprehensive income.  There was no hedge ineffectiveness at May 2, 2015.  Changes in fair value are reclassified from accumulated other comprehensive income into earnings in the same period that the hedged item affects earnings.

Over the next 12 months, $2.4 million of the effective portion of the interest rate swap is expected to be reclassified from accumulated other comprehensive income into earnings.  If, at any time, the interest rate swap is determined to be ineffective, in whole or in part, due to changes in the interest rate swap or underlying debt agreements, the fair value of the portion of the interest rate swap determined to be ineffective will be recognized as a gain or loss in the statement of earnings for the applicable period.

12.  Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The authoritative guidance for fair value measurements establishes a three-tier fair value hierarchy, categorizing the inputs used to measure fair value.  The hierarchy can be described as follows:  Level 1- observable inputs such as quoted prices in active markets; Level 2- inputs other than the quoted prices in active markets that are observable either directly or indirectly; and Level 3- unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.  The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  There were no transfers into or out of Level 1 and Level 2 during the three months ended May 2, 2015.

Fair Value of Financial Instruments

Our financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses and other current liabilities and long-term debt.  Management estimates that, as of May 2, 2015, May 3, 2014, and January 31, 2015, the carrying value of cash, accounts receivable, accounts payable and accrued expenses and other current liabilities approximated their fair value due to the highly liquid or short-term nature of these instruments.

The fair values of our Term Loan and the term loan under the Previous Credit Agreement were valued based upon observable market data provided by a third party for similar types of debt, which we classify as a Level 2 input within the fair value hierarchy.  The fair value of our Senior Notes is based on trading data in active markets, which we classify as a Level 2 input within the fair value hierarchy.  The table below shows the fair value and carrying value of our long-term debt, including current maturities (in thousands):

	May 2, 2015		May 3, 2014		January 31, 2015
	Carrying	Estimated	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
Long-term debt, including current maturities	$1,686,634	$1,737,050	$95,000	$95,000	$1,687,232	$1,706,546

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.  Segment Reporting

Our operations are conducted in two reportable segments, retail and corporate apparel, based on the way we manage, evaluate and internally report our business activities.

The retail segment includes the results from our four retail merchandising brands: Men’s Wearhouse/Men’s Wearhouse and Tux, Jos. A. Bank, Moores Clothing for Men (“Moores”) and K&G.  These four brands are operating segments that have been aggregated into the retail reportable segment.  MW Cleaners is also aggregated in the retail segment as these operations have not had a significant effect on our revenues or expenses.  Specialty apparel merchandise offered by our four retail merchandising concepts include suits, suit separates, sport coats, slacks, business casual, sportswear, outerwear, dress and casual shirts, shoes and accessories for men.  Ladies’ career apparel, sportswear and accessories, including shoes, and children’s apparel is offered at most of our K&G stores.  Tuxedo rentals are offered at our Men’s Wearhouse/Men’s Wearhouse and Tux, Jos. A. Bank and Moores retail stores.

The corporate apparel segment includes the results from our corporate apparel and uniform operations conducted by Twin Hill in the U.S. and Dimensions, Alexandra, and Yaffy in the United Kingdom (“UK”).  The two corporate apparel and uniform concepts are operating segments that have been aggregated into the reportable corporate apparel segment.  The corporate apparel segment provides corporate clothing uniforms and workwear to workforces.

We measure segment profitability based on operating income, defined as income before interest expense, interest income, income taxes and non-controlling interest.  Corporate expenses and assets are allocated to the retail segment.

Net sales by brand and reportable segment are as follows (in thousands):

	For the Three Months Ended
	May 2,	May 3,
	2015	2014
Net sales:
MW (1)	$456,376	$420,979
Jos. A. Bank	216,062	—
Moores	47,520	52,502
K&G	95,996	92,421
MW Cleaners	8,317	7,747
Total retail segment	824,271	573,649

Twin Hill	8,578	8,244
Dimensions and Alexandra (UK)	52,240	48,581
Total corporate apparel segment	60,818	56,825

Total net sales	$885,089	$630,474

(1)   MW includes Men’s Wearhouse and Men’s Wearhouse and Tux stores and JA Holding.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth supplemental products and services sales information for the Company (in thousands):

	For the Three Months Ended
	May 2,	May 3,
	2015	2014
Net sales:
Men’s tailored clothing product	$386,336	$239,436
Men’s non-tailored clothing product	256,010	171,106
Ladies clothing product	21,632	20,851
Other	2,884	1,631
Total retail clothing product	666,862	433,024

Tuxedo rental services	103,129	101,663

Alteration services	45,963	31,215
Retail dry cleaning services	8,317	7,747
Total alteration and other services	54,280	38,962

Corporate apparel clothing product	60,818	56,825

Total net sales	$885,089	$630,474

Operating income by reportable segment and the reconciliation to earnings before income taxes is as follows (in thousands):

	For the Three Months Ended
	May 2,	May 3,
	2015	2014
Operating income:
Retail	$54,033	$26,525
Corporate apparel	1,256	756
Operating income	55,289	27,281
Interest income	28	61
Interest expense	(26,483)	(1,135)
Loss on extinguishment of debt	(12,675)	—
Earnings before income taxes	$16,159	$26,207

14.  Legal Matters

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

15. Condensed Consolidating Information

As discussed in Note 4, The Men’s Wearhouse, Inc. (the “Issuer”) issued $600.0 million in aggregate principal amount of 7.00% Senior Notes.  The Senior Notes are guaranteed by certain of our U.S. subsidiaries (collectively, the “Guarantors”).  Our Canadian and U.K. subsidiaries (collectively, the “Non-Guarantors”) are not guarantors of the Senior Notes.  Each of the Guarantors is 100% owned and all guarantees are joint and several.  In addition, the guarantees are full and unconditional except for certain automatic release provisions related to the Guarantors.

These automatic release provisions are considered customary and include the sale or other disposition of all or substantially all of the assets or all of the capital stock of any subsidiary guarantor, the release or discharge of a guarantor’s guarantee of the obligations under the Term Loan other than a release or discharge through payment thereon, the designation in accordance with the Indenture of a guarantor as an unrestricted subsidiary or the satisfaction of the requirements for defeasance or discharge of the Senior Notes as provided for in the Indenture.

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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Men’s Wearhouse, Inc.

Condensed Consolidating Balance Sheet

May 2, 2015

(in thousands)

	The Men’s	Guarantor	Non-Guarantor
	Wearhouse Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,889	$4,798	$35,115	$—	$61,802
Accounts receivable, net	31,050	367,908	37,016	(352,805)	83,169
Inventories	251,227	582,638	152,592	—	986,457
Other current assets	110,398	50,749	9,131	—	170,278
Total current assets	414,564	1,006,093	233,854	(352,805)	1,301,706
Property, plant and equipment, net	307,618	212,451	40,072	—	560,141
Tuxedo rental product, net	112,303	15,474	18,273	—	146,050
Goodwill	6,160	838,830	48,445	—	893,435
Intangible assets, net	266	642,659	22,010	—	664,935
Investments in subsidiaries	2,436,438	—	—	(2,436,438)	—
Other assets	69,272	875	9,417	(42,732)	36,832
Total assets	$3,346,621	$2,716,382	$372,071	$(2,831,975)	$3,603,099

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$421,947	$114,764	$49,160	$(352,805)	$233,066
Accrued expenses and other current liabilities	174,239	93,061	23,984	—	291,284
Current maturities of long-term debt	7,000	—	—	—	7,000
Total current liabilities	603,186	207,825	73,144	(352,805)	531,350
Long-term debt	1,679,634	—	33,432	(33,432)	1,679,634
Deferred taxes and other liabilities	84,261	326,135	11,479	(9,300)	412,575
Shareholders’ equity	979,540	2,182,422	254,016	(2,436,438)	979,540
Total liabilities and shareholders’ equity	$3,346,621	$2,716,382	$372,071	$(2,831,975)	$3,603,099

The Men’s Wearhouse, Inc.

Condensed Consolidating Balance Sheet

May 3, 2014

(in thousands)

	The Men’s	Guarantor	Non-Guarantor
	Wearhouse Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$50,675	$1,738	$43,510	$—	$95,923
Accounts receivable, net	21,317	61,146	37,186	(51,871)	67,778
Inventories	265,318	229,042	151,412	—	645,772
Other current assets	61,932	14,453	8,418	—	84,803
Total current assets	399,242	306,379	240,526	(51,871)	894,276
Property, plant and equipment, net	304,381	62,060	40,343	—	406,784
Tuxedo rental product, net	117,186	8,831	22,103	—	148,120
Goodwill	7,564	65,720	53,814	—	127,098
Intangible assets, net	374	30,000	27,592	—	57,966
Investments in subsidiaries	590,196	—	—	(590,196)	—
Other assets	66,195	363	10,582	(70,406)	6,734
Total assets	$1,485,138	$473,353	$394,960	$(712,473)	$1,640,978

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$79,674	$99,551	$41,472	$(51,871)	$168,826
Accrued expenses and other current liabilities	176,450	22,499	25,780	—	224,729
Current maturities of long-term debt	10,000	—	—	—	10,000
Total current liabilities	266,124	122,050	67,252	(51,871)	403,555
Long-term debt	85,000	—	59,906	(59,906)	85,000
Deferred taxes and other liabilities	91,287	15,867	13,042	(10,500)	109,696
Shareholders’ equity	1,042,727	335,436	254,760	(590,196)	1,042,727
Total liabilities and shareholders’ equity	$1,485,138	$473,353	$394,960	$(712,473)	$1,640,978

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Men’s Wearhouse, Inc.

Condensed Consolidating Balance Sheet

January 31, 2015

(in thousands)

	The Men’s	Guarantor	Non-Guarantor
	Wearhouse Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,262	$4,857	$39,142	$—	$62,261
Accounts receivable, net	20,304	422,930	35,303	(405,271)	73,266
Inventories	285,309	510,651	142,376	—	938,336
Other current assets	111,272	58,792	5,510	—	175,574
Total current assets	435,147	997,230	222,331	(405,271)	1,249,437
Property, plant and equipment, net	306,597	221,454	38,023	—	566,074
Tuxedo rental product, net	107,908	8,318	16,446	—	132,672
Goodwill	6,159	834,470	47,307	—	887,936
Intangible assets, net	293	645,388	22,578	—	668,259
Investments in subsidiaries	2,405,680	—	—	(2,405,680)	—
Other assets	75,060	681	9,671	(43,032)	42,380
Total assets	$3,336,844	$2,707,541	$356,356	$(2,853,983)	$3,546,758

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$449,102	$120,499	$45,537	$(405,271)	$209,867
Accrued expenses and other current liabilities	145,943	101,363	23,238	—	270,544
Current maturities of long-term debt	11,000	—	—	—	11,000
Total current liabilities	606,045	221,862	68,775	(405,271)	491,411
Long-term debt	1,676,232	—	33,432	(33,432)	1,676,232
Deferred taxes and other liabilities	84,778	323,376	10,772	(9,600)	409,326
Shareholders’ equity	969,789	2,162,303	243,377	(2,405,680)	969,789
Total liabilities and shareholders’ equity	3,336,844	$2,707,541	$356,356	$(2,853,983)	$3,546,758

The Men’s Wearhouse, Inc.

Condensed Consolidating Statement of Earnings

For the Three Months Ended May 2, 2015

(in thousands)

	The Men’s	Guarantor	Non-Guarantor
	Wearhouse Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$455,494	$442,549	$99,761	$(112,715)	$885,089
Cost of sales	231,450	319,750	65,052	(112,715)	503,537
Gross margin	224,044	122,799	34,709	—	381,552
Operating expenses	194,025	107,282	28,036	(3,080)	326,263
Operating income	30,019	15,517	6,673	3,080	55,289
Other income and expenses, net	3,080	—	—	(3,080)	—
Interest income	556	818	24	(1,370)	28
Interest expense	(27,097)	(481)	(275)	1,370	(26,483)
Loss on extinguishment of debt	(12,675)	—	—	—	(12,675)
(Loss) earnings before income taxes	(6,117)	15,854	6,422	—	16,159
Provision for income taxes	50	3,880	1,860	—	5,790
(Loss) earnings before equity in net income of subsidiaries	(6,167)	11,974	4,562	—	10,369
Equity in earnings of subsidiaries	16,536	—	—	(16,536)	—
Net earnings attributable to common shareholders	$10,369	$11,974	$4,562	$(16,536)	$10,369
Comprehensive income	$16,829	$11,974	$10,648	$(22,622)	$16,829

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Men’s Wearhouse, Inc.

Condensed Consolidating Statement of Earnings

For the Three Months Ended May 3, 2014

(in thousands)

	The Men’s	Guarantor	Non-Guarantor
	Wearhouse Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$419,348	$252,658	$101,083	$(142,615)	$630,474
Cost of sales	213,215	210,813	65,697	(142,615)	347,110
Gross margin	206,133	41,845	35,386	—	283,364
Operating expenses	201,370	28,328	29,767	(3,382)	256,083
Operating income	4,763	13,517	5,619	3,382	27,281
Other income and expenses, net	3,008	374	—	(3,382)	—
Interest income	478	150	57	(624)	61
Interest expense	(1,284)	(152)	(323)	624	(1,135)
Earnings before income taxes	6,965	13,889	5,353	—	26,207
Provision for income taxes	7,008	1,609	1,132	—	9,749
(Loss) earnings before equity in net income of subsidiaries	(43)	12,280	4,221	—	16,458
Equity in earnings of subsidiaries	16,501	—	—	(16,501)	—
Net earnings including non-controlling interest	16,458	12,280	4,221	(16,501)	16,458
Net loss attributable to non-controlling interest	28	—	28	(28)	28
Net earnings attributable to common shareholders	$16,486	$12,280	$4,249	$(16,529)	$16,486
Comprehensive income	$22,477	$12,280	$10,429	$(22,709)	$22,477

The Men’s Wearhouse, Inc.

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended May 2, 2015

(in thousands)

	The Men’s	Guarantor	Non-Guarantor
	Wearhouse Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$44,953	$5,799	$(1,767)	$—	$48,985

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(21,503)	(5,858)	(3,023)	—	(30,384)
Net cash used in investing activities	(21,503)	(5,858)	(3,023)	—	(30,384)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from asset-based revolving credit facility	3,000	—	—	—	3,000
Payments on asset-based revolving credit facility	(3,000)	—	—	—	(3,000)
Payments on new term loan	(4,500)	—	—	—	(4,500)
Deferred financing costs	(3,566)	—	—	—	(3,566)
Cash dividends paid	(8,863)	—	—	—	(8,863)
Proceeds from issuance of common stock	908	—	—	—	908
Tax payments related to vested deferred stock units	(4,506)	—	—	—	(4,506)
Excess tax benefits from share-based plans	981	—	—	—	981
Repurchases of common stock	(277)	—	—	—	(277)
Net cash used in financing activities	(19,823)	—	—	—	(19,823)
Effect of exchange rate changes	—	—	763	—	763
Increase (decrease) in cash and cash equivalents	3,627	(59)	(4,027)	—	(459)
Cash and cash equivalents at beginning of period	18,262	4,857	39,142	—	62,261
Cash and cash equivalents at end of period	$21,889	$4,798	$35,115	$—	$61,802

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Men’s Wearhouse, Inc.

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended May 3, 2014

(in thousands)

	The Men’s	Guarantor	Non-Guarantor
	Wearhouse Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$78,972	$(13,444)	$4,285	$—	$69,813

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(18,402)	(1,773)	(2,368)	—	(22,543)
Net cash used in investing activities	(18,402)	(1,773)	(2,368)	—	(22,543)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on previous term loan	(2,500)	—	—	—	(2,500)
Deferred financing costs	(1,389)	—	—	—	(1,389)
Cash dividends paid	(8,812)	—	—	—	(8,812)
Proceeds from issuance of common stock	4,373	—	—	—	4,373
Tax payments related to vested deferred stock units	(5,732)	—	—	—	(5,732)
Excess tax benefits from share-based plans	3,002	—	—	—	3,002
Repurchases of common stock	(251)	—	—	—	(251)
Net cash used in financing activities	(11,309)	—	—	—	(11,309)
Effect of exchange rate changes	—	—	710	—	710
Increase (decrease) in cash and cash equivalents	49,261	(15,217)	2,627	—	36,671
Cash and cash equivalents at beginning of period	1,414	16,955	40,883	—	59,252
Cash and cash equivalents at end of period	$50,675	$1,738	$43,510	$—	$95,923

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

For supplemental information, it is suggested that “Management’s Discussion and Analysis of Financial Condition and Results of Operations” be read in conjunction with the corresponding section included in our Annual Report on Form 10-K for the year ended January 31, 2015.  References herein to years are to our 52-week or 53-week fiscal year, which ends on the Saturday nearest January 31 in the following calendar year.  For example, references to “2015” mean the 52-week fiscal year ending January 30, 2016.

On June 18, 2014, we acquired 100% of the outstanding common stock of Jos. A. Bank, a men’s specialty apparel retailer, for $65.00 net per share in cash, or total consideration of approximately $1.8 billion.  We believe that Jos. A. Bank’s business model in conjunction with our business model will create meaningful opportunities for future growth and operational synergies.

Our operations are conducted in two reportable segments, retail and corporate apparel, based on the way we manage, evaluate and internally report our business activities.

We conduct our retail segment as a specialty apparel retailer offering suits, suit separates, sport coats, slacks, business casual, sportswear, outerwear, dress and casual shirts, shoes and accessories for men, as well as tuxedo rentals.  We offer our products and services through multiple brands and channels including The Men’s Wearhouse/Men’s Wearhouse and Tux, Jos. A. Bank, Moores Clothing for Men (“Moores”), K&G and the Internet at www.menswearhouse.com, www.josbank.com and www.josephabboud.com.  Our stores are located throughout the United States (“U.S.”), Puerto Rico and Canada and carry a wide selection of exclusive and non-exclusive merchandise brands.  In addition, we offer our customers alteration services and most of our K&G stores offer ladies’ career apparel, sportswear, accessories and shoes and children’s apparel.  We also conduct retail dry cleaning, laundry and heirlooming operations through MW Cleaners in Texas.

Additionally, we operate two corporate apparel providers – our UK-based operations, the largest provider in the UK under the Dimensions, Alexandra, and Yaffy brands, and our Twin Hill operations in the U.S.  These operations provide corporate clothing uniforms and workwear to workforces through multiple channels including managed corporate accounts, catalogs and the internet at www.dimensions.co.uk and www.alexandra.co.uk.

Refer to Note 13 of Notes to Condensed Consolidated Financial Statements for additional information and disclosures regarding our reportable segments and the discussion included in “Results of Operations” below.

Overview

Highlights of our performance for the quarter ended May 2, 2015, which includes Jos. A. Bank’s results, integration costs, non-operating items and purchase accounting adjustments, compared to the quarter ended May 3, 2014 are presented below, followed by a more comprehensive discussion under “Results of Operations”:

•                  Revenues for the first quarter of 2015 increased by $254.6 million or 40.4%, to $885.1 million compared to revenues of $630.5 million in the first quarter of 2014.

•                  Gross margin for the first quarter of 2015 increased by $98.2 million or 34.7%, to $381.6 million compared to $283.4 million in the first quarter of 2014.  Gross margin as a percentage of total net sales for the first quarter of 2015 was 43.1% compared to 44.9% for the first quarter of 2014.

•                  Advertising expense for the first quarter of 2015 increased by $21.9 million or 76.1%, to $50.7 million compared to advertising expense of $28.8 million in the first quarter of 2014.  Advertising expense as a percentage of total net sales for the first quarter 2015 was 5.7% compared to 4.6% for the first quarter of 2014.

•                  Selling, general and administrative (“SG&A”) expenses for the first quarter of 2015 increased by $48.3 million or 21.3%, to $275.6 million compared to SG&A expenses of $227.3 million in the first quarter of 2014.  SG&A expenses as a percentage of total net sales for the first quarter of 2015 was 31.1% compared to 36.1% for the first quarter of 2014.

•                  Interest expense for the first quarter of 2015 increased by $25.3 million to $26.5 million compared to interest expense of $1.1 million in the first quarter of 2014.

•                  Results for the first quarter of 2015 include $3.6 million consisting primarily of separation costs with former executives and $5.9 million of integration costs primarily related to Jos. A. Bank recorded within SG&A.  In addition, as a result of our debt refinancing, we recorded a loss on extinguishment of debt totaling $12.7 million consisting of the elimination of unamortized deferred financing costs and OID related to the Term Loan.

•            Net earnings attributable to common shareholders for the first quarter of 2015 decreased by $6.1 million or 37.1%, to $10.4 million compared to $16.5 million for the first quarter of 2014.

•            Diluted earnings per common share attributable to common shareholders decreased by $0.13 or 38.2% to $0.21 per share for the first quarter of 2015 compared to $0.34 per share for the first quarter of fiscal 2014.

•            During the quarter ended May 2, 2015, we paid cash dividends of $8.9 million.

Store data

The following table presents information with respect to retail apparel stores in operation during each of the respective fiscal periods:

	For the Three Months		For the Year
	Ended		Ended
	May 2,	May 3,	January 31,
	2015	2014	2015

Number of retail stores:
Open at beginning of the period	1,758	1,124	1,124
Acquired from Jos. A. Bank (1)	—	—	624
Opened (2)	8	10	60
Closed	(8)	(6)	(50)
Open at end of the period	1,758	1,128	1,758

Men’s Wearhouse (2)	702	670	698
Men’s Wearhouse and Tux	207	244	210
Jos. A. Bank (1)	636	—	636
Moores	124	120	123
K&G	89	94	91
Total	1,758	1,128	1,758

_______

(1)                Excludes 15 franchise stores.

(2)                Includes one Joseph Abboud store.

During the first three months of 2015, we opened eight stores (five Men’s Wearhouse stores, one Joseph Abboud store, one Jos. A. Bank store and one Moores store).  We closed eight stores (three Men’s Wearhouse and Tux stores, two Men’s Wearhouse stores, two K&G stores and one Jos. A. Bank store).

Seasonality

Our sales and net earnings are subject to seasonal fluctuations.  Our tuxedo rental revenues are heavily concentrated in the second and third quarters while the fourth quarter is considered the seasonal low point for tuxedo rentals.  In addition, Jos. A. Bank has historically experienced increased customer traffic during the holiday season and its increased marketing efforts during the holiday season have historically resulted in sales and net earnings generated in the fourth quarter that are significantly larger as compared to the other three quarters.  With respect to corporate apparel sales and operating results, seasonal fluctuations are not significant but customer decisions to rebrand or revise their corporate wear programs can cause significant variations in period results.  Because of these fluctuations in our sales, results for any quarter are not necessarily indicative of the results that may be achieved for the full year.

Results of Operations

For the Three Months Ended May 2, 2015 compared to the Three Months Ended May 3, 2014

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	For the Three Months
	Ended(1)
	May 2,	May 3,
	2015	2014
Net sales:
Retail clothing product	75.3%	68.7%
Tuxedo rental services	11.7	16.1
Alteration and other services	6.1	6.2
Total retail sales	93.1	91.0
Corporate apparel clothing product	6.9	9.0
Total net sales	100.0%	100.0%
Cost of sales(2):
Retail clothing product	44.1	44.2
Tuxedo rental services	15.6	15.1
Alteration and other services	66.6	71.2
Occupancy costs	13.7	12.7
Total retail cost of sales	55.8	53.6
Corporate apparel clothing product	72.1	69.9
Total cost of sales	56.9	55.1
Gross margin(2):
Retail clothing product	55.9	55.8
Tuxedo rental services	84.4	84.9
Alteration and other services	33.4	28.8
Occupancy costs	(13.7)	(12.7)
Total retail gross margin	44.2	46.4
Corporate apparel clothing product	27.9	30.1
Total gross margin	43.1	44.9
Advertising expense	5.7	4.6
Selling, general and administrative expenses	31.1	36.1
Operating income	6.3	4.3
Interest income	0.0	0.0
Interest expense	(3.0)	(0.2)
Loss on extinguishment of debt	(1.4)	0.0
Earnings before income taxes	1.8	4.2
Provision for income taxes	0.7	1.5
Net earnings including non-controlling interest	1.2	2.6
Net loss attributable to non-controlling interest	0.0	0.0
Net earnings attributable to common shareholders	1.2%	2.6%

___________

(1)                Percentage line items may not sum to totals due to the effect of rounding.

(2)                Calculated as a percentage of related sales.

Net Sales

Total net sales increased $254.6 million, or 40.4%, to $885.1 million for the first quarter of 2015 as compared to the first quarter of 2014.

Total retail sales increased $250.6 million, or 43.7%, to $824.3 million for the first quarter of 2015 as compared to the first quarter of 2014 due mainly to $216.1 million of net sales from Jos. A. Bank in the first quarter of 2015 and increases in clothing product revenues of $33.7 million from our other brands.  The net increase is attributable to the following:

(in millions)	Amount attributed to
$216.1	Increase in net sales from Jos. A. Bank.
26.4	6.8% increase in comparable sales at Men’s Wearhouse/Men’s Wearhouse and Tux.
0.3	0.8% increase in comparable sales at Moores(1).
6.2	7.3% increase in comparable sales at K&G.
12.7	Increase from net sales of stores opened in 2014, relocated stores and expanded stores not yet included in comparable sales(2).
0.8	Increase in net sales from new stores opened in 2015(2).
(7.5)	Decrease in net sales resulting from closed stores.
(6.0)	Decrease in net sales resulting from change in U.S./Canadian dollar exchange rate.
1.6	Other(2).
$250.6	Increase in total retail sales.

___________

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

The increase at Men’s Wearhouse/Men’s Wearhouse and Tux resulted primarily from increased average transactions per store for clothing product, average unit retails (net selling prices) and units sold per transaction.  The increase at Moores resulted from increased average unit retails that more than offset decreases in average transactions per store and units sold per transaction.  The increase at K&G resulted from increased average transactions per store while units sold per transaction and average unit retails were essentially flat.  At Men’s Wearhouse/Men’s Wearhouse and Tux, tuxedo rental service comparable sales decreased 1.2% due to a decrease in unit rentals partially offset by an increase in rental rates.

Total corporate apparel clothing product sales increased $4.0 million for the first quarter of 2015 as compared to the first quarter of 2014.  UK corporate apparel sales increased $3.7 million due mainly to an increase in sales from existing customer programs partially offset by the impact of a weaker pound Sterling this year compared to last year.  U.S. corporate apparel sales increased $0.3 million due primarily to increased sales from existing customer programs.

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

Our total gross margin increased $98.2 million, or 34.7%, to $381.6 million in the first quarter of 2015 as compared to the first quarter of 2014.  Total retail segment gross margin increased $98.3 million, or 36.9%, from the same prior year quarter to $364.6 million in the first quarter of 2015.  The dollar increase in gross margin was primarily driven by $82.9 million of gross margin generated by Jos. A. Bank as well higher gross margins at our other brands.

For the retail segment, total gross margin as a percentage of related sales decreased from 46.4% in the first quarter of 2014 to 44.2% in the first quarter of 2015 driven primarily by the inclusion of sales from the Jos. A. Bank acquisition, as well as a lower tuxedo gross margin rate primarily due to increased royalty rates.  Occupancy costs increased $40.2 million primarily due to Jos. A. Bank occupancy costs.  Occupancy costs as a percentage of retail sales, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, increased from 12.7% to 13.7% for the first quarter of 2015 compared to the first quarter of 2014, primarily due to the impact of Jos A. Bank’s occupancy costs, which are higher as a percentage of sales than our other brands.

Corporate apparel gross margin decreased $0.1 million, or 0.5%, in the first quarter of 2015.  For the corporate apparel segment, total gross margin as a percentage of related sales decreased from 30.1% in the first quarter of 2014 to 27.9% in the first quarter of 2015 primarily due to changes in the sales mix at our U.S. operations as well as unfavorable currency impacts at our UK operations.

Advertising Expense

Advertising expense increased to $50.7 million in the first quarter of 2015 from $28.8 million in the first quarter of 2014, an increase of $21.9 million, or 76.1%.  The increase was primarily due to Jos. A. Bank advertising costs as well as increased advertising expense to support branding initiatives.  As a percentage of total net sales, advertising expense increased from 4.6% in the first quarter of 2014 to 5.7% in the first quarter of 2015.

Selling, General and Administrative Expenses

SG&A expenses increased to $275.6 million in the first quarter of 2015 from $227.3 million in the first quarter of 2014, an increase of $48.3 million or 21.3%.  The dollar increase in SG&A expenses was driven by operating expenses for Jos. A. Bank, which includes amortization of intangible assets recorded in connection with the Jos. A. Bank acquisition partially offset by a decrease in acquisition, integration and non-operating costs compared to the first quarter of 2014.  As a percentage of total net sales, these expenses decreased from 36.1% in the first quarter of 2014 to 31.1% in the first quarter of 2015.  The components of this 5.0% net decrease in SG&A expenses as a percentage of total net sales and the related absolute dollar changes were as follows:

%	in millions	Attributed to
(3.1)	$(16.9)

Decrease in acquisition, integration and non-operating costs as a percentage of sales from 4.2% in the first quarter of fiscal 2014 to 1.1% in the first quarter of fiscal 2015. For the first quarter of fiscal 2015, these costs totaled $9.6 million, related primarily to separation costs for former executives and integration costs related to Jos. A. Bank. For the first quarter of fiscal 2014, these costs totaled $26.5 million, related primarily to Jos. A. Bank acquisition costs and other cost reduction initiatives.

(2.2)	29.8

Decrease in other SG&A expenses as a percentage of sales from 19.3% in the first quarter of fiscal 2014 to 17.1% in the first quarter of fiscal 2015. On an absolute dollar basis, other SG&A expenses increased $29.8 million primarily due to the inclusion of Jos. A. Bank’s other SG&A expenses.

0.2	2.7

Increase in amortization of intangible assets as a percentage of sales from 0.1% in the first quarter of fiscal 2014 to 0.3% in the first quarter of fiscal 2015. Amortization of intangible assets on an absolute dollar basis increased $2.7 million primarily due to intangible assets recorded in connection with the Jos. A. Bank acquisition.

0.1	32.7

Increase in store salaries as a percentage of sales from 12.5% in the first quarter of fiscal 2014 to 12.6% in the first quarter of fiscal 2015. Store salaries on an absolute dollar basis increased $32.7 million primarily due to the impact of Jos. A. Bank store salaries and higher commissions at our other brands associated with increased retail sales.

(5.0)	$48.3	Total

In the retail segment, SG&A expenses as a percentage of related net sales decreased from 36.9% in the first quarter of 2014 to 31.6% in the first quarter of 2015.  On an absolute dollar basis, retail segment SG&A expenses increased $48.8 million primarily due to operating expenses for Jos. A. Bank, which includes amortization of intangible assets recorded in connection with the Jos. A. Bank acquisition partially offset by a decrease in acquisition, integration and non-operating costs compared to the first quarter of 2014.

In the corporate apparel segment, SG&A expenses as a percentage of related net sales decreased from 27.7% in the first quarter of 2014 to 25.1% in the first quarter of 2015.  On an absolute dollar basis, corporate apparel segment SG&A expenses decreased $0.5 million.

Interest Expense

Interest expense increased to $26.5 million in the first quarter of 2015 from $1.1 million in the first quarter of 2014 due to interest incurred on borrowings entered into in connection with the Jos. A. Bank acquisition.

Loss on Extinguishment of Debt

As a result of our debt refinancing in April 2015, we recorded a loss on extinguishment of debt totaling $12.7 million consisting of the elimination of unamortized deferred financing costs and OID related to the Term Loan.

Provision for Income Tax

Our effective income tax rate decreased from 37.2% for the first quarter of 2014 to 35.8% for the first quarter of 2015 primarily because of changes in the mix of income earned in the U.S. and foreign jurisdictions this year compared to last year which decreased our overall effective income tax rate.

Net Earnings Attributable to Common Shareholders

Net earnings attributable to common shareholders were $10.4 million for the first quarter of 2015 compared with net earnings of $16.5 million for the first quarter of 2014.

Liquidity and Capital Resources

At May 2, 2015, May 3, 2014 and January 31, 2015, cash and cash equivalents totaled $61.8 million, $95.9 million and $62.3 million, respectively, and working capital of $770.4 million, $490.7 million and $758.0 million, respectively.  Our primary sources of working capital are cash flows from operations and available borrowings under our financing arrangements, as described below.

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

The Credit Facilities and the Senior Notes contain customary non-financial and financial covenants, including fixed charge coverage ratios, total leverage ratios and secured leverage ratios, as well as a restriction on our ability to pay dividends on our common stock in excess of $10.0 million per quarter.  Since entering into these financing arrangements and as of May 2, 2015, our total leverage ratio and secured leverage ratio were above the maximums specified in the agreements, which was anticipated when we entered into these arrangements.  As a result, we are currently subject to certain additional restrictions, including limitations on our ability to make acquisitions and incur additional indebtedness.

The Term Loan is guaranteed, jointly and severally, by certain of our U.S. subsidiaries and will mature on June 18, 2021.  The interest rate on the Term Loan is based on 3-month LIBOR, which was approximately 0.28% at May 2, 2015.    However, the Term Loan interest rate is subject to a LIBOR floor of 1% per annum, plus the applicable margin which is currently 3.50%, resulting in a total interest rate of 4.50%.  In January 2015, we entered into an interest rate swap agreement to swap variable-rate interest payments for fixed-rate interest payments on a notional amount of $520.0 million, effective in February 2015.  The interest rate swap agreement matures in August 2018 and has periodic interest settlements.  Under this interest rate swap agreement, we receive a floating rate based on 3-month LIBOR and pay a fixed rate of 5.03% (including the applicable margin of 3.50%) on the outstanding notional amount.

On April 7, 2015, we entered into Incremental Facility Agreement No. 1 (the “Incremental Agreement”) resulting in a refinancing of $400.0 million aggregate principal amount of our Term Loan from a variable rate to a fixed rate of 5.0% per annum.  The Incremental Agreement did not impact the total amount borrowed under the Term Loan, the maturity date of the Term Loan of June 18, 2021, or collateral and guarantees under the existing Term Loan.

As a result of the interest rate swap and the Incremental Agreement, we have converted a majority of the variable interest rate under the Term Loan to a fixed rate and, as of May 2, 2015, the Term Loan had a weighted average interest rate of 4.93%.

The ABL Facility provides for a senior secured asset-based revolving credit facility of $500.0 million, with possible future increases to $650.0 million with an expansion feature, which matures on June 18, 2019, and is guaranteed, jointly and severally, by certain of our U.S. subsidiaries.  The ABL Facility has several borrowing and interest rate options including the following indices:  (i) adjusted LIBOR, (ii) Canadian Dollar Offered Rate, (iii) Canadian prime rate or (iv) alternate base rate (equal to the greater of the prime rate, the federal funds effective rate plus 0.5% or adjusted LIBOR for a one-month period plus 1.0%).  Advances under the ABL Facility bear interest at a rate per annum using the applicable indices plus a varying interest rate margin of up to 2.00%.  The ABL Facility also provides for fees applicable to amounts available to be drawn under outstanding letters of credit which range from 1.50% to 2.00%, and a fee on unused commitments which ranges from 0.25% to 0.375%.

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

The indenture governing the Senior Notes contains customary non-financial covenants and the Senior Notes are guaranteed, jointly and severally, on an unsecured basis by certain of our U.S. subsidiaries.   The Senior Notes will mature on July 1, 2022.  Interest on the Senior Notes is payable on January 1 and July 1of each year.

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

We have entered into a registration rights agreement regarding the Senior Notes pursuant to which we agreed, among other things, to use our commercially reasonable efforts to consummate an exchange offer of the Senior Notes for substantially identical notes registered under the Securities Act of 1933, as amended, on or before July 13, 2015.  On May 26, 2015, we commenced the exchange offer which is currently scheduled to expire on June 23, 2015.

We utilize letters of credit primarily to secure inventory purchases and as collateral for workers compensation claims.  Except for letters of credit totaling approximately $18.8 million issued and outstanding, no amounts were drawn on the ABL Facility as of May 2, 2015 and we have approximately $441.4 million of borrowing availability under the ABL Facility as of May 2, 2015.

Cash flow activities

Operating activities – Net cash provided by operating activities was $49.0 million and $69.8 million for the first three months of 2015 and 2014, respectively.  The $20.8 million decrease was primarily due to changes in working capital related to fluctuations in accounts payable, accrued expenses and other current liabilities and other current assets, primarily related to income tax receivables.

Investing activities – Net cash used in investing activities was $30.4 million and $22.5 million for the first three months of 2015 and 2014, respectively.  The $7.9 million increase was primarily driven by new store openings, remodels and/or relocations and investments related to the integration of Jos. A. Bank.

Financing activities – Net cash used in financing activities was $19.8 million and $11.3 million for the first three months of 2015 and 2014, respectively.  The $8.5 million increase in cash used in financing activities was primarily driven by payments on our Term Loan, an increase in deferred financing costs resulting from our debt refinancing as well as a decrease in proceeds from issuance of common stock.

Share repurchase program – In March 2013, the Board of Directors (the “Board”) approved a $200.0 million share repurchase program for our common stock, which amended and replaced our then existing share repurchase program authorized by the Board in January 2011.  At January 31, 2015, the remaining balance available under the Board’s March 2013 authorization was $48.0 million.  During the first three months of 2015 and 2014, no shares were repurchased in open market transactions under the Board’s March 2013 authorization.

Dividends – Cash dividends paid were approximately $8.9 million and $8.8 million for the first three months of 2015 and 2014, respectively.  During each of the three months ended May 2, 2015 and May 3, 2014, we declared quarterly dividends of $0.18 per share.

Future sources and uses of cash

Our primary uses of cash are to finance working capital requirements of our operations and to repay our indebtedness.  In addition, we will use cash to fund capital expenditures, income taxes, integration costs associated with Jos. A. Bank, dividend payments, operating leases and various other commitments and obligations, as they arise.

Capital expenditures are anticipated to be in the range of $120.0 to $130.0 million for 2015.  This amount includes the anticipated costs to open approximately 25 Men’s Wearhouse stores, three to six Jos. A. Bank stores and three Moores stores and to expand and/or relocate approximately 13 existing Men’s Wearhouse stores, four existing Jos. A. Bank store and three existing Moores stores.  During the first three months of 2015, we opened eight stores (five Men’s Wearhouse stores, one Joseph Abboud store, one Jos. A. Bank store and one Moores store).  Capital expenditures for 2015 will also include integration projects for Jos. A. Bank, point-of-sale and other computer equipment and systems, store remodeling, distribution facilities and investment in other corporate assets.  The actual amount of future capital expenditures will depend in part on the number of new stores opened and the terms on which new stores are leased and the timing of our Jos. A. Bank integration projects, as well as on industry trends consistent with our anticipated operating plans.

Additionally, market conditions may produce attractive opportunities for us to make acquisitions.  Any such acquisitions may be undertaken as an alternative to opening new stores.  We may use cash on hand, together with cash flow from operations, borrowings under our Credit Facilities and issuances of debt or equity securities, to take advantage of any acquisition opportunities.

Current and future domestic and global economic conditions could negatively affect our future operating results as well as our existing cash and cash equivalents balances.  In addition, conditions in the financial markets could limit our access to additional capital resources, if needed, and could increase associated costs.  We believe based on our current business plan, that our existing cash and cash flows from operations and availability under our ABL Facility will be sufficient to fund our operating cash requirements, repayment of our indebtedness, planned store openings, relocations and remodels, other capital expenditures and integration costs associated with Jos. A. Bank.

Contractual Obligations

There have been no material changes to our contractual obligations as discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires the appropriate application of accounting policies in accordance with generally accepted accounting principles.  In many instances, this also requires management to make estimates and assumptions about future events that affect the amounts and disclosures included in our financial statements.  We base our estimates on historical experience and various assumptions that we believe are reasonable under our current business model.  However, because future events and conditions and their effects cannot be determined with certainty, actual results will differ from our estimates and such differences could be material to our financial statements.  There have been no significant changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

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

As discussed in Note 4 and Note 11 of the Notes to the Condensed Consolidated Financial Statements, we have undertaken steps to mitigate our exposure to changes in interest rates on our indebtedness.  As of May 2, 2015, 89% of our total debt was at a fixed rate with the remainder at a variable rate.  In addition, due to the existence of a LIBOR floor of 1% per annum on the portion of our debt subject to a variable rate, we believe our interest rate risk is substantially mitigated.  At May 2, 2015, the effect of one percentage point change in interest rates would result in an approximate $1.8 million change in annual interest expense on our Term Loan.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended May 2, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

On June 18, 2014, we acquired Jos. A. Bank.  We excluded the operations of Jos. A. Bank from the scope of our Sarbanes-Oxley Section 404 report on internal controls for the year ended January 31, 2015.  We are in the process of implementing our internal control structure over the acquired operations and expect that this effort will be completed in fiscal 2015.

In 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control – Integrated Framework, referred to as the 2013 COSO Framework to replace the 1992 Framework.  Management’s assessment of the overall effectiveness of our internal controls over financial reporting for the year ending January 30, 2016 will be based on the 2013 COSO Framework and we do not expect the change to materially impact our overall control structure over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 14 of the Notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

ITEM 1A – RISK FACTORS

For a more detailed explanation of the factors affecting our business, please refer to the Risk Factors section in the Form 10-K for the fiscal year ended January 31, 2015.  There has not been a material change to the risk factors set forth in the Form 10-K for the fiscal year ended January 31, 2015, except for the following risk factor which has been updated as set out below:

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase.

We are exposed to interest rate risk through our variable rate borrowings under the Credit Facilities.  Borrowings under such facilities bear interest at a variable rate, based on an adjusted LIBOR, plus an applicable margin.  Interest rates are currently at relatively low levels.  If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease.  Assuming all capacity under the ABL Facility is fully drawn, each one percentage point change in interest rates would result in approximately a $5.0 million change in annual interest expense.  Assuming LIBOR surpassed the 1% LIBOR floor provision on our Term Loan, we would be exposed to interest rate risk on the Term Loan. To partially mitigate such interest rate risk, we entered into an interest rate swap to exchange variable interest rate payments for fixed interest rate payments for a portion of the outstanding Term Loan balance.  In addition, we entered into the Incremental Facility Agreement No. 1 to the credit agreement governing the Term Loan Facility to refinance $400.0 million principal amount of term loans that bore interest at a variable rate with $400.0 million principal amount of new term loans, which bear interest at a fixed rate of 5.0% per annum.  After consideration of the swap and the refinancing, each one percentage point change in interest rates would result in an approximate $1.8 million change in annual interest expense on our Term Loan.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of common stock of the Company made during the quarter ended May 2, 2015 as defined by Rule 10b-18(a)(3) under the Exchange Act:

				Total
				Number of	Approximate
				Shares	Dollar Value of
				Purchased	Shares that
				as Part of	May Yet Be
				Publicly	Purchased
	Total Number		Average	Announced	Under the
	of Shares		Price Paid	Plans or	Plans or
Period	Purchased		Per Share	Programs	Programs
					(In thousands)
					(2)

February 1, 2015 through February 28, 2015	5,799	(1)	$47.82	—	$48,032

March 1, 2015 through April 4, 2015	—		$—	—	$48,032

April 5, 2015 through May 2, 2015	—		$—	—	$48,032

Total	5,799		$47.82	—	$48,032

(1)       Represents shares repurchased to satisfy tax withholding obligations arising upon the vesting of certain restricted stock.

(2)       In March 2013, our Board of Directors (the “Board”) approved a $200.0 million share repurchase program for our common stock.  At May 2, 2015, the remaining balance available under the Board’s March 2013 authorization was $48.0 million.

ITEM 6 – EXHIBITS

Exhibits filed with this quarterly report on Form 10-Q are incorporated herein by reference as set forth in the Index to Exhibits on page 37.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, The Men’s Wearhouse, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 11, 2015	THE MEN’S WEARHOUSE, INC.

	By	/s/ JON W. KIMMINS
Jon W. Kimmins
Executive Vice President, Chief Financial Officer, Treasurer and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number		Exhibit Index

10.1	—

Incremental Facility Agreement No. 1, dated as of April 7, 2015, among The Men’s Wearhouse, Inc., the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 8, 2015).

*10.2	—

Amended and Restated Employment Agreement dated April 22, 2015, by and between The Men’s Wearhouse, Inc. and Douglas S. Ewert (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 28, 2015).

*10.3	—

Amended and Restated Change in Control Agreement dated April 22, 2015, by and between The Men’s Wearhouse, Inc. and Douglas S. Ewert (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 28, 2015).

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

The following financial information from The Men’s Wearhouse, Inc.’s Quarterly Report on Form 10-Q for the three months ended May 2, 2015, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

* Management Compensation or Incentive Plan

† This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section.  Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.