Form 10-Q
period 2015-08-01
MENS WEARHOUSE INC
filed 2015-09-09
CIK 884217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2015 or

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

The number of shares of common stock of the Registrant, par value $.01 per share, outstanding at August 28, 2015 was 48,356,661 excluding 124,693 shares classified as Treasury Stock.

REPORT INDEX

Forward-Looking and Cautionary Statements

Certain statements made in this Quarterly Report on Form 10-Q and in other public filings and press releases by the Company (as defined below) contain “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995) that involves risk and uncertainty.  These forward-looking statements reflect our current views regarding certain events that could affect our financial condition or results of operations and may include, but are not limited to, references to future sales, comparable sales, earnings, margins, costs, number and costs of store openings, closings, and expansions, capital expenditures, acquisitions, synergies, demand for clothing, market trends in the retail and corporate apparel clothing business, currency fluctuations, inflation and various economic and business trends.  Forward-looking statements may be made by management orally or in writing, including, but not limited to, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q and other sections of our filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, and the Securities Act of 1933, as amended.

Forward-looking statements are not guarantees of future performance and a variety of factors could cause actual results to differ materially from the anticipated or expected results expressed in or suggested by these forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to: actions by governmental entities; domestic and international economic activity and inflation; success, or lack thereof, in executing our internal operating plans and new store and new market expansion plans, as well as integration of acquisitions, including Jos. A. Bank Clothiers, Inc.; performance issues with key suppliers; disruptions in our supply chain; severe weather; foreign currency fluctuations; government export and import policies; advertising or marketing activities of competitors; and legal proceedings.  Future results will also be dependent upon our ability to continue to identify and complete successful expansions and penetrations into existing and new markets and our ability to integrate such expansions with our existing operations.

These forward-looking statements are based upon management’s current beliefs or expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies and third party approvals, many of which are beyond our control.  Refer to “Risk Factors” contained in Part I of our Annual Report on Form 10-K for the year ended January 31, 2015, Part 1A of our Quarterly Report on Form 10-Q for the quarter ended May 2, 2015 and elsewhere herein for a more complete discussion of these and other factors that might affect our performance and financial results. These forward-looking statements are intended to convey the Company’s expectations about the future and speak only as of the date they are made.  We undertake no obligation to publicly update or revise any forward-looking statement that may be made from time to time, whether as a result of new information, future developments or otherwise.

All written or oral forward-looking statements that are made by or attributable to us are expressly qualified in their entirety by this cautionary notice.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	August 1, 2015	August 2, 2014	January 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$73,403	$67,235	$62,261
Accounts receivable, net	70,392	89,195	73,266
Inventories	956,976	1,044,520	938,336
Other current assets	153,350	99,744	169,809

Total current assets	1,254,121	1,300,694	1,243,672

PROPERTY AND EQUIPMENT, net	551,920	573,911	566,074

RENTAL PRODUCT, net	148,037	146,464	132,672
GOODWILL	891,316	874,955	887,936
INTANGIBLE ASSETS, net	661,973	676,861	668,259
OTHER ASSETS	8,985	10,349	9,599

TOTAL ASSETS	$3,516,352	$3,583,234	$3,508,212

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$176,560	$214,766	$209,867
Accrued expenses and other current liabilities	268,376	273,974	268,935
Income taxes payable	2,326	1,201	1,609
Current maturities of long-term debt	7,000	11,000	11,000

Total current liabilities	454,262	500,941	491,411

LONG-TERM DEBT, net	1,649,487	1,636,831	1,637,686
DEFERRED TAXES AND OTHER LIABILITIES	393,628	393,413	409,326

Total liabilities	2,497,377	2,531,185	2,538,423

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock	—	—	—
Common stock	485	481	482
Capital in excess of par	448,036	423,169	440,907
Retained earnings	577,648	583,903	537,263
Accumulated other comprehensive (loss) income	(4,110)	33,380	(5,671)
Treasury stock, at cost	(3,084)	(3,303)	(3,192)

Total equity attributable to common shareholders	1,018,975	1,037,630	969,789

Non-controlling interest	—	14,419	—

Total shareholders’ equity	1,018,975	1,052,049	969,789

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,516,352	$3,583,234	$3,508,212

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net sales:
Retail clothing product	$649,190	$530,728	$1,316,052	$963,752
Rental services	157,049	161,096	260,178	262,759
Alteration and other services	52,674	44,598	106,954	83,560
Total retail sales	858,913	736,422	1,683,184	1,310,071
Corporate apparel clothing product	61,161	66,656	121,979	123,481
Total net sales	920,074	803,078	1,805,163	1,433,552

Cost of sales:
Retail clothing product	282,050	243,354	576,434	434,831
Rental services	25,351	26,228	41,435	41,545
Alteration and other services	37,118	32,899	73,268	60,621
Occupancy costs	114,255	95,423	227,351	168,270
Total retail cost of sales	458,774	397,904	918,488	705,267
Corporate apparel clothing product	42,619	46,632	86,442	86,379
Total cost of sales	501,393	444,536	1,004,930	791,646

Gross margin:
Retail clothing product	367,140	287,374	739,618	528,921
Rental services	131,698	134,868	218,743	221,214
Alteration and other services	15,556	11,699	33,686	22,939
Occupancy costs	(114,255)	(95,423)	(227,351)	(168,270)
Total retail gross margin	400,139	338,518	764,696	604,804
Corporate apparel clothing product	18,542	20,024	35,537	37,102
Total gross margin	418,681	358,542	800,233	641,906

Advertising expense	44,981	38,226	95,637	66,997
Selling, general and administrative expenses	275,577	277,612	551,184	504,924
Operating income	98,123	42,704	153,412	69,985
Interest income	62	119	90	180
Interest expense	(26,535)	(13,193)	(53,018)	(14,328)
Loss on extinguishment of debt	—	(2,158)	(12,675)	(2,158)
Earnings before income taxes	71,650	27,472	87,809	53,679
Provision for income taxes	23,871	15,104	29,661	24,853

Net earnings including non-controlling interest	47,779	12,368	58,148	28,826
Net earnings attributable to non-controlling interest	—	(112)	—	(84)

Net earnings attributable to common shareholders	$47,779	$12,256	$58,148	$28,742

Net earnings per common share allocated to common shareholders:
Basic	$0.99	$0.26	$1.20	$0.60
Diluted	$0.98	$0.25	$1.20	$0.60

Weighted-average common shares outstanding:
Basic	48,304	47,939	48,217	47,773
Diluted	48,544	48,143	48,487	48,059

Cash dividends declared per common share	$0.18	$0.18	$0.36	$0.36

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014

Net earnings including non-controlling interest	$47,779	$12,368	$58,148	$28,826
Currency translation adjustments	(4,440)	(189)	1,646	5,991
Unrealized loss on cash flow hedge, net of tax	(459)	—	(85)	—
Settlement of cash flow hedge, net of tax	—	217	—	399
Comprehensive income including non-controlling interest	42,880	12,396	59,709	35,216

Comprehensive income attributable to non-controlling interest:
Net earnings	—	(112)	—	(84)
Currency translation adjustments	—	50	—	(321)

Amounts attributable to non-controlling interest	—	(62)	—	(405)

Comprehensive income attributable to common shareholders	$42,880	$12,334	$59,709	$34,811

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended
	August 1, 2015	August 2, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings including non-controlling interest	$58,148	$28,826
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	65,213	49,778
Rental product amortization	19,995	19,961
Amortization of deferred financing costs	3,485	1,121
Amortization of discount on long-term debt	598	196
Loss on extinguishment of debt	12,675	2,158
Loss on disposition of assets	886	1,641
Asset impairment charges	260	302
Share-based compensation	8,429	8,036
Excess tax benefits from share-based plans	(1,094)	(3,687)
Deferred tax benefit	(12,641)	(9,120)
Deferred rent expense and other	2,499	1,174
Changes in operating assets and liabilities:
Accounts receivable	3,937	(18,905)
Inventories	(17,697)	(62,689)
Rental product	(35,965)	(23,192)
Other assets	7,911	2,372
Accounts payable, accrued expenses and other current liabilities	(25,405)	12,289
Income taxes payable	2,723	4,191
Other liabilities	957	(573)

Net cash provided by operating activities	94,914	13,879

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(56,764)	(40,837)
Acquisition of business, net of cash	—	(1,491,393)

Net cash used in investing activities	(56,764)	(1,532,230)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from new term loan	—	1,089,000
Payments on new term loan	(4,500)	—
Payments on previous term loan	—	(97,500)
Proceeds from asset-based revolving credit facility	5,500	340,000
Payments on asset-based revolving credit facility	(5,500)	(340,000)
Proceeds from issuance of senior notes	—	600,000
Deferred financing costs	(3,566)	(50,938)
Cash dividends paid	(17,561)	(17,460)
Proceeds from issuance of common stock	1,961	6,167
Tax payments related to vested deferred stock units	(4,506)	(6,869)
Excess tax benefits from share-based plans	1,094	3,687
Repurchases of common stock	(277)	(251)

Net cash (used in) provided by financing activities	(27,355)	1,525,836

Effect of exchange rate changes	347	498

INCREASE IN CASH AND CASH EQUIVALENTS	11,142	7,983
Balance at beginning of period	62,261	59,252

Balance at end of period	$73,403	$67,235

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Significant Accounting Policies

Basis of Presentation — The condensed consolidated financial statements herein include the accounts of The Men’s Wearhouse, Inc. and its subsidiaries (the “Company”) and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  As applicable under such regulations, certain information and footnote disclosures have been condensed or omitted.  We believe that the presentation and disclosures herein are adequate to make the information not misleading, and the condensed consolidated financial statements reflect all elimination entries and normal recurring adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows at the dates and for the periods presented.  Certain prior period amounts have been reclassified to conform to the current period presentation, as further described below in Recent Accounting Pronouncements.

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

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, Simplifying the Measurement of Inventory. ASU 2015-11 simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value.  ASU 2015-11 applies only to inventories for which cost is determined by methods other than last-in first-out and the retail inventory method.  ASU 2015-11 is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years.  Early adoption of ASU 2015-11 is permitted.  We are currently evaluating ASU 2015-11 to determine if this guidance will have a material impact on our financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The guidance requires that debt issuance costs related to a recognized debt liability be reported on the balance sheet as a direct deduction from the carrying amount of that debt liability. The guidance is effective for fiscal years and interim periods beginning after December 15, 2015, and is required to be applied retrospectively.  Early adoption is permitted and we adopted this ASU in the second quarter of 2015.

Upon adoption, we adjusted our August 2, 2014 balance sheet by decreasing current assets by $5.7 million, other assets by $35.7 million and long-term debt by $41.4 million and adjusted our January 31, 2015 balance sheet by decreasing current assets by $5.7 million, other assets by $32.8 million and long-term debt by $38.5 million.  We elected to continue presenting debt issuance costs for our asset-based revolving credit facility as an asset because of the potential volatility of borrowings and repayments under the facility.  The adoption of this guidance had no impact on our results of operations or cash flows.  See Note 4 for a summary of the reclassifications for all periods presented.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities.  In August 2015, the FASB issued ASU No. 2015-14 which deferred the effective date of ASU 2014-09 by one year.  As a result of this deferral, ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted for annual reporting periods beginning after December 15, 2016.  The guidance allows for either a full retrospective or a modified retrospective transition method.  We are currently evaluating the impact of this guidance, including the transition method, on our financial position, results of operations and cash flows.

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

We incurred integration and other costs related to Jos. A. Bank totaling $5.0 million and $10.8 million for the three and six months ended August 1, 2015, respectively, which is included in selling, general and administrative expenses (“SG&A”) in the condensed consolidated statement of earnings.  For the three and six months ended August 1, 2015, we did not incur any acquisition-related costs.  For the three and six months ended August 2, 2014, we incurred acquisition-related costs for Jos. A. Bank totaling $26.4 million and $43.5 million, respectively, as well as $14.4 million and $17.4 million of integration and other costs related to Jos. A. Bank which are all included in SG&A in the condensed consolidated statement of earnings.

The following table summarizes the final allocation of fair values of the identifiable assets acquired and liabilities assumed in the Jos. A. Bank acquisition (amounts in millions):

Cash	$328.9
Accounts receivable (mainly credit card receivables)	8.3
Inventories	328.0
Other current assets	56.4
Property and equipment	165.3
Goodwill	769.0
Intangible assets	622.2
Accounts payable, accrued expenses and other current liabilities	(155.0)
Other liabilities (mainly deferred income taxes)	(302.8)
Total purchase price	1,820.3
Less: Cash acquired	(328.9)
Total purchase price, net of cash acquired	$1,491.4

During the six months ended August 1, 2015, we made certain measurement period adjustments primarily related to deferred income taxes.  None of these measurement period adjustments had a material impact on the purchase price allocation.  Goodwill is calculated as the excess of the purchase price over the net assets acquired.  The goodwill recognized is attributable to growth opportunities and expected synergies.  All of the goodwill has been assigned to our retail reporting segment and is non-deductible for tax purposes.

The following table presents unaudited pro forma consolidated financial information as if the closing of our acquisition of Jos. A. Bank had occurred on February 3, 2013 (in thousands, except per share data):

	For the Three Months Ended August 2, 2014	For the Six Months Ended August 2, 2014

Total net sales	$929,928	$1,777,824
Net earnings attributable to common shareholders	$42,848	$63,045
Net earnings per common share allocated to common shareholders:
Basic	$0.89	$1.32
Diluted	$0.89	$1.31

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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.  Earnings per Share

Basic earnings per common share allocated to common shareholders is determined using the two-class method and is computed by dividing net earnings allocated to common shareholders by the weighted-average common shares outstanding during the period.  Diluted earnings per common share reflect the more dilutive earnings per common share amount calculated using the treasury stock method or the two-class method.

The following table sets forth the computation of basic and diluted earnings per common share allocated to common shareholders (in thousands, except per share amounts). Basic and diluted earnings per common share allocated to common shareholders are computed using the actual net earnings allocated to common shareholders and the actual weighted-average common shares outstanding rather than the rounded numbers presented within our condensed consolidated statement of earnings and the accompanying notes.  As a result, it may not be possible to recalculate earnings per common share allocated to common shareholders in our condensed consolidated statement of earnings and the accompanying notes.

	For the Three Months Ended		For the Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014

Numerator
Total net earnings attributable to common shareholders	$47,779	$12,256	$58,148	$28,742
Net earnings allocated to participating securities (restricted stock and deferred stock units)	(47)	(30)	(64)	(91)
Net earnings allocated to common shareholders	$47,732	$12,226	$58,084	$28,651
Denominator
Basic weighted-average common shares outstanding	48,304	47,939	48,217	47,773
Dilutive effect of share-based awards	240	204	270	286
Diluted weighted-average common shares outstanding	48,544	48,143	48,487	48,059
Net earnings per common share allocated to common shareholders:
Basic	$0.99	$0.26	$1.20	$0.60
Diluted	$0.98	$0.25	$1.20	$0.60

For the three and six months ended August 1, 2015, 0.1 million and 0.2 million anti-dilutive shares of common stock were excluded from the calculation of diluted earnings per common share, respectively.  For each of the three and six months ended August 2, 2014, 0.1 million anti-dilutive shares of common stock were excluded from the calculation of diluted earnings per common share.

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

The Credit Facilities and the Senior Notes contain customary non-financial and financial covenants, including fixed charge coverage ratios, total leverage ratios and secured leverage ratios, as well as a restriction on our ability to pay dividends on our common stock in excess of $10.0 million per quarter.  Since entering into these financing arrangements and as of August 1, 2015, our total leverage ratio and secured leverage ratio were above the maximums specified in the agreements, which was anticipated when we entered into these arrangements.  As a result, we are currently subject to certain additional restrictions, including limitations on our ability to make acquisitions and incur additional indebtedness.

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

Credit Facilities

The Term Loan is guaranteed, jointly and severally, by certain of our U.S. subsidiaries and will mature on June 18, 2021.  The interest rate on the Term Loan is based on 3-month LIBOR, which was approximately 0.31% at August 1, 2015.  However, the Term Loan interest rate is subject to a LIBOR floor of 1% per annum, plus the applicable margin which is currently 3.50%, resulting in a total interest rate of 4.50%.  In January 2015, we entered into an interest rate swap agreement to swap variable-rate interest payments for fixed-rate interest payments on a notional amount of $520.0 million, effective in February 2015.  The interest rate swap agreement matures in August 2018 and has periodic interest settlements.  Under this interest rate swap agreement, we receive a floating rate based on 3-month LIBOR and pay a fixed rate of 5.03% (including the applicable margin of 3.50%) on the outstanding notional amount.

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

As a result of the interest rate swap and the Incremental Agreement, we have converted a majority of the variable interest rate under the Term Loan to a fixed rate and, as of August 1, 2015, the Term Loan had a weighted average interest rate of 4.93%.

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

We utilize letters of credit primarily to secure inventory purchases and as collateral for workers compensation claims.  Except for letters of credit totaling approximately $24.1 million issued and outstanding, no amounts were drawn on the ABL Facility as of August 1, 2015 and we have approximately $423.6 million of borrowing availability under the ABL Facility as of August 1, 2015.

Senior Notes

The Senior Notes contain customary non-financial covenants and the Senior Notes are guaranteed, jointly and severally, on an unsecured basis by certain of our U.S. subsidiaries.  The Senior Notes will mature on July 1, 2022.  Interest on the Senior Notes is payable on January 1 and July 1 of each year.

We had entered into a registration rights agreement regarding the Senior Notes pursuant to which we agreed, among other things, to use our commercially reasonable efforts to consummate an exchange offer of the Senior Notes for substantially identical notes registered under the Securities Act of 1933, as amended, on or before July 13, 2015.  On June 24, 2015, the exchange offer was completed.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Long-Term Debt

The following table provides details on our long-term debt as of August 1, 2015, August 2, 2014 and January 31, 2015 (in thousands):

	August 1, 2015	August 2, 2014	January 31, 2015
Term Loan (net of unamortized original issue discount of $5.9 million at August 1, 2015, $10.8 million at August 2, 2014 and $10.0 million at January 31, 2015)	$1,086,892	$1,089,196	$1,087,232
Senior Notes	600,000	600,000	600,000
Less: Deferred financing costs related to the Term Loan and Senior Notes	(30,405)	(41,365)	(38,546)
Total long-term debt, net	1,656,487	1,647,831	1,648,686
Current portion of long-term debt	(7,000)	(11,000)	(11,000)
Total long-term debt, net of current portion	$1,649,487	$1,636,831	$1,637,686

5.  Supplemental Cash Flows

Supplemental disclosure of cash flow information is as follows (in thousands):

	For the Six Months Ended
	August 1, 2015	August 2, 2014

Cash paid for interest	$47,381	$8,051
Cash paid for income taxes, net	$28,554	$28,950

Schedule of noncash investing and financing activities:
Cash dividends declared	$8,913	$8,803

We had unpaid capital expenditure purchases included in accounts payable and accrued expenses and other current liabilities of approximately $8.5 million and $21.1 million at August 1, 2015 and August 2, 2014, respectively.  Capital expenditure purchases are recorded as cash outflows from investing activities in the condensed consolidated statement of cash flows in the period they are paid.

6.  Inventories

The following table provides details on our inventories as of August 1, 2015, August 2, 2014 and January 31, 2015 (in thousands):

	August 1, 2015	August 2, 2014	January 31, 2015
Finished goods	$891,394	$956,333	$883,323
Raw materials and merchandise components	65,582	88,187	55,013
Total inventories	$956,976	$1,044,520	$938,336

7.  Income Taxes

Our effective income tax rate decreased to 33.3% for the second quarter of 2015 from 55.0% for the second quarter of 2014 and to 33.8% for the first six months of 2015 from 46.3% for the first six months of 2014.  Our effective income tax rates in 2014 were significantly impacted by non-deductible transaction costs related to the Jos. A. Bank acquisition.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.  Other Current Assets, Accrued Expenses and Other Current Liabilities and Deferred Taxes and Other Liabilities

Other current assets consist of the following (in thousands):

	August 1, 2015	August 2, 2014	January 31, 2015

Tax receivable	$68,852	$22,952	$87,916
Prepaid expenses	45,057	49,362	39,375
Current deferred tax assets	25,544	11,172	23,777
Other	13,897	16,258	18,741
Total other current assets	$153,350	$99,744	$169,809

Accrued expenses and other current liabilities consist of the following (in thousands):

	August 1, 2015	August 2, 2014	January 31, 2015
Accrued salary, bonus, sabbatical, vacation and other benefits	$70,795	$70,328	$83,515
Customer deposits, prepayments and refunds payable	45,752	43,902	24,540
Unredeemed gift certificates	35,488	33,732	39,563
Sales, value added, payroll, property and other taxes payable	31,397	27,920	28,765
Accrued workers compensation and medical costs	25,646	24,562	28,814
Accrued interest	17,205	5,269	15,715
Cash dividends declared	8,913	8,803	8,987
Loyalty program reward certificates	7,508	7,179	6,889
Accrued royalties	6,794	7,436	2,825
Accrued strategic professional fees	1,400	16,181	7,566
Other	17,478	28,662	21,756
Total accrued expenses and other current liabilities	$268,376	$273,974	$268,935

Deferred taxes and other liabilities consist of the following (in thousands):

	August 1, 2015	August 2, 2014	January 31, 2015
Non-current deferred and other income tax liabilities	$312,664	$316,844	$328,271
Deferred rent and landlord incentives	63,431	56,474	61,475
Unfavorable lease liabilities	10,046	13,892	12,040
Other	7,487	6,203	7,540
Total deferred taxes and other liabilities	$393,628	$393,413	$409,326

9.  Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of accumulated other comprehensive income (loss) for the six months ended August 1, 2015 (in thousands and net of tax):

	Foreign Currency Translation	Interest Rate Swap	Pension Plan	Total
BALANCE — January 31, 2015	$(4,232)	$(1,665)	$226	$(5,671)

Other comprehensive income (loss) before reclassifications	1,646	(493)	—	1,153
Amounts reclassified from accumulated other comprehensive income	—	408	—	408
Net current-period other comprehensive income (loss)	1,646	(85)	—	1,561

BALANCE — August 1, 2015	$(2,586)	$(1,750)	$226	$(4,110)

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the components of accumulated other comprehensive income for the six months ended August 2, 2014 (in thousands and net of tax):

	Foreign Currency Translation	Interest Rate Swap	Pension Plan	Total
BALANCE — February 1, 2014	$27,710	$(399)	$—	$27,311

Other comprehensive income before reclassifications	5,991	—	—	5,991
Other comprehensive income attributable to non-controlling interest	(321)	—	—	(321)
Amounts reclassified from accumulated other comprehensive income	—	399	—	399
Net current-period other comprehensive income	5,670	399	—	6,069

BALANCE — August 2, 2014	$33,380	$—	$—	$33,380

Amounts reclassified from other comprehensive income for the six months ended August 1, 2015 and August 2, 2014, respectively, relate to changes in fair value for interest rate swaps which were recorded within interest expense in the condensed consolidated statements of earnings.

10.  Share-Based Compensation Plans

For a discussion of our share-based compensation plans refer to Note 11 in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

We account for share-based awards in accordance with the authoritative guidance regarding share-based payments, which requires the compensation cost resulting from all share-based payment transactions be recognized in the financial statements. The amount of compensation cost is measured based on the grant-date fair value of the instrument issued and is recognized over the vesting period.  Share-based compensation expense recognized for the three and six months ended August 1, 2015 was $3.9 million and $8.4 million, respectively.  Share-based compensation expense recognized for the three and six months ended August 2, 2014 was $4.0 million and $8.0 million, respectively.

Non-Vested Deferred Stock Units, Performance Units and Restricted Stock Shares

The following table summarizes the activity of time-based and performance-based awards for the six months ended August 1, 2015:

	Units		Weighted-Average Grant-Date Fair Value
	Time- Based	Performance- Based	Time- Based	Performance- Based
Non-Vested at January 31, 2015	378,518	170,789	$42.67	$43.94
Granted	357,260	36,844	52.63	57.32
Vested (1)	(228,837)	(18,977)	43.81	46.41
Forfeited	(13,354)	(20,000)	38.15	33.09
Non-Vested at August 1, 2015	493,587	168,656	$49.48	$47.87

(1)          Includes 85,247 shares relinquished for tax payments related to vested deferred stock units for the six months ended August 1, 2015.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On April 3, 2013, our Board of Directors approved a change in the form of award agreements to be issued for grants of deferred stock units (“DSUs”) to participants under our 2004 Long-Term Incentive Plan.  As revised, the award agreements provide that dividend equivalents, if any, will be accrued during the vesting period for such DSU awards and paid out only upon vesting of the underlying DSUs.  As such, grants of DSU awards on or after April 3, 2013 earn dividends throughout the vesting period which are subject to the same vesting terms as the underlying share award.  Grants of DSUs generally vest over a period of three years.  DSU awards granted prior to April 3, 2013 are entitled to receive non-forfeitable dividend equivalents, if any, when and if paid to shareholders of record at the payment date.  Included in the non-vested time-based awards as of August 1, 2015 are 17,576 DSUs granted prior to April 3, 2013.

Of the 36,844 performance units granted in the first six months of 2015, 22,645 units represent a contingent right to receive one share of common stock and vest after our 2017 fiscal year, subject to our achievement of a cumulative performance target for fiscal years 2015-2017.

The remaining 14,199 performance units granted in the first six months of 2015 represent a contingent right to receive up to 2.25 shares of common stock and vest after our 2017 fiscal year, subject to our achievement of a performance target for fiscal 2017.  Assuming the performance target is achieved, the number of performance units earned will be adjusted based on multipliers related to (1) the Company’s adjusted earnings per share for fiscal 2017 and (2) the Company’s relative total shareholder return (“TSR”) compared to the TSR of certain peer companies over a pre-defined period.

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

The following table summarizes the activity of restricted stock for the six months ended August 1, 2015:

	Shares	Weighted- Average Grant-Date Fair Value
Non-Vested at January 31, 2015	67,790	$37.05
Granted	6,951	58.44
Vested	(25,414)	32.95
Forfeited	(19,360)	27.77
Non-Vested at August 1, 2015	29,967	$51.49

Restricted stock awards receive non-forfeitable dividends, if any, when and if paid to shareholders of record at the payment date.

As of August 1, 2015, we have unrecognized compensation expense related to non-vested DSUs, performance units, and shares of restricted stock of approximately $25.4 million, which is expected to be recognized over a weighted-average period of 1.8 years.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock Options

The following table summarizes the activity of stock options for the six months ended August 1, 2015:

	Shares	Weighted- Average Exercise Price
Outstanding at January 31, 2015	660,283	$38.28
Granted	41,951	57.91
Exercised	(19,617)	33.02
Forfeited	—	—
Expired	—	—
Outstanding at August 1, 2015	682,617	$39.64
Exercisable at August 1, 2015	301,070	$31.83

The weighted-average grant date fair value of the 41,951 stock options granted during the six months ended August 1, 2015 was $18.63 per share.  The following table summarizes the weighted-average assumptions used to fair value stock options at the date of grant using the Black-Scholes option pricing model for the six months ended August 1, 2015:

For the Six Months Ended
August 1, 2015
Risk-free interest rate	1.51%
Expected lives	5.0 years
Dividend yield	1.38%
Expected volatility	39.74%

As of August 1, 2015, we have unrecognized compensation expense related to non-vested stock options of approximately $4.3 million, which is expected to be recognized over a weighted-average period of 1.6 years.

11.  Goodwill and Other Intangible Assets

Goodwill

Goodwill allocated to our reportable segments and changes in the net carrying amount of goodwill for the six months ended August 1, 2015 are as follows (in thousands):

	Retail	Corporate Apparel	Total
Balance at January 31, 2015	$861,180	$26,756	$887,936
Adjustments to preliminary purchase price allocation of acquired businesses	3,062	—	3,062
Translation adjustment	(617)	935	318
Balance at August 1, 2015	$863,625	$27,691	$891,316

Goodwill is evaluated for impairment at least annually.  A more frequent evaluation is performed if events or circumstances indicate that impairment could have occurred. Such events or circumstances could include, but are not limited to, new significant negative industry or economic trends, unanticipated changes in the competitive environment, decisions to significantly modify or dispose of operations and a significant sustained decline in the market price of our stock.  No additional impairment evaluation was considered necessary during the first six months of fiscal 2015.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Intangible Assets

The gross carrying amount and accumulated amortization of our identifiable intangible assets are as follows (in thousands):

	August 1, 2015	August 2, 2014	January 31, 2015

Amortizable intangible assets:
Carrying amount:
Trademarks and tradenames	$16,554	$16,785	$16,448
Favorable leases	24,400	24,400	24,400
Customer relationships	85,918	87,376	84,788
Total carrying amount	126,872	128,561	125,636
Accumulated amortization:
Trademarks and tradenames	(9,577)	(9,180)	(9,331)
Favorable leases	(3,575)	(377)	(1,883)
Customer relationships	(22,096)	(12,588)	(16,468)
Total accumulated amortization	(35,248)	(22,145)	(27,682)
Total amortizable intangible assets, net	91,624	106,416	97,954
Indefinite-lived intangible assets:
Trademarks and tradename	570,349	570,445	570,305
Total intangible assets, net	$661,973	$676,861	$668,259

The pretax amortization expense associated with intangible assets subject to amortization totaled $3.6 million and $7.1 million for the three and six months ended August 1, 2015, respectively.  The pretax amortization expense associated with intangible assets subject to amortization totaled $2.2 million and $3.0 million for the three and six months ended August 2, 2014, respectively.  Pretax amortization associated with intangible assets subject to amortization at August 1, 2015 is estimated to be $6.8 million for the remainder of fiscal year 2015, $13.9 million for fiscal year 2016, $13.3 million for fiscal year 2017, $12.9 million for fiscal year 2018 and $12.7 million for fiscal year 2019.

12.  Derivative Financial Instruments

As discussed in Note 4, in January 2015, we entered into an interest rate swap agreement on a notional amount of $520.0 million that matures in August 2018 with periodic interest settlements.  We have designated the interest rate swap as a cash flow hedge of the variability of interest payments under the Term Loan due to changes in the LIBOR benchmark interest rate.  At August 1, 2015, the fair value of the interest rate swap was a liability of $2.9 million with $2.5 million recorded in accrued expenses and other current liabilities and $0.4 million in other liabilities in our consolidated balance sheet.  The effective portion of the swap is reported as a component of accumulated other comprehensive income.  There was no hedge ineffectiveness at August 1, 2015.  Changes in fair value are reclassified from accumulated other comprehensive income into earnings in the same period that the hedged item affects earnings.

Over the next 12 months, $2.5 million of the effective portion of the interest rate swap is expected to be reclassified from accumulated other comprehensive income into earnings.  If, at any time, the interest rate swap is determined to be ineffective, in whole or in part, due to changes in the interest rate swap or underlying debt agreements, the fair value of the portion of the interest rate swap determined to be ineffective will be recognized as a gain or loss in the statement of earnings for the applicable period.

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

Fair Value of Financial Instruments

Our financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses and other current liabilities and long-term debt.  Management estimates that, as of August 1, 2015, August 2, 2014, and January 31, 2015, the carrying value of cash, accounts receivable, accounts payable and accrued expenses and other current liabilities approximated their fair value due to the highly liquid or short-term nature of these instruments.

The fair values of our Term Loan and the term loan under the Previous Credit Agreement were valued based upon observable market data provided by a third party for similar types of debt, which we classify as a Level 2 input within the fair value hierarchy.  As of August 1, 2015, the fair value of our Senior Notes is based on quoted prices in active markets, which we classify as a Level 1 input within the fair value hierarchy.  In prior periods, the fair value of our Senior Notes was based on trading data in active markets, which we classified as a Level 2 input within the fair value hierarchy.  The table below shows the fair value and carrying value of our long-term debt, including current maturities (in thousands):

	August 1, 2015		August 2, 2014		January 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	1,656,487	1,737,325	1,647,831	1,717,131	1,648,686	1,706,546

14.  Segment Reporting

Our operations are conducted in two reportable segments, retail and corporate apparel, based on the way we manage, evaluate and internally report our business activities.

The retail segment includes the results from our four retail merchandising brands: Men’s Wearhouse/Men’s Wearhouse and Tux, Jos. A. Bank, Moores Clothing for Men (“Moores”) and K&G.  These four brands are operating segments that have been aggregated into the retail reportable segment.  MW Cleaners is also aggregated in the retail segment as these operations have not had a significant effect on our revenues or expenses.  Specialty apparel merchandise offered by our four retail merchandising concepts include suits, suit separates, sport coats, slacks, business casual, sportswear, outerwear, dress and casual shirts, shoes and accessories for men.  Ladies’ career apparel, sportswear and accessories, including shoes, as well as children’s apparel is also offered at most of our K&G stores.  Tuxedo and suit rentals are offered at our Men’s Wearhouse/Men’s Wearhouse and Tux, Jos. A. Bank and Moores retail stores.

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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Net sales by brand and reportable segment are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
Net sales:	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
MW (1)	$470,010	$450,331	$926,386	$871,310
Jos. A. Bank	221,706	113,692	437,768	113,692
Moores	69,899	78,076	117,419	130,578
K&G	88,719	86,218	184,715	178,639
MW Cleaners	8,579	8,105	16,896	15,852
Total retail segment	858,913	736,422	1,683,184	1,310,071

Dimensions and Alexandra (UK)	49,790	55,524	102,030	104,105
Twin Hill	11,371	11,132	19,949	19,376
Total corporate apparel segment	61,161	66,656	121,979	123,481

Total net sales	$920,074	$803,078	$1,805,163	$1,433,552

(1)          MW includes Men’s Wearhouse and Men’s Wearhouse and Tux stores and JA Holding.

The following table sets forth supplemental products and services sales information for the Company (in thousands):

	For the Three Months Ended		For the Six Months Ended
Net sales:	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Men’s tailored clothing product	$372,060	$288,239	$758,396	$527,675
Men’s non-tailored clothing product	255,439	221,407	511,449	392,513
Ladies’ clothing product	18,967	18,798	40,599	39,649
Other	2,724	2,284	5,608	3,915
Total retail clothing product	649,190	530,728	1,316,052	963,752

Rental services	157,049	161,096	260,178	262,759

Alteration services	44,095	36,493	90,058	67,708
Retail dry cleaning services	8,579	8,105	16,896	15,852
Total alteration and other services	52,674	44,598	106,954	83,560

Corporate apparel clothing product	61,161	66,656	121,979	123,481

Total net sales	$920,074	$803,078	$1,805,163	$1,433,552

Operating income by reportable segment and the reconciliation to earnings before income taxes is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
Operating income:	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Retail	$95,677	$39,744	$149,710	$66,269
Corporate apparel	2,446	2,960	3,702	3,716
Operating income	98,123	42,704	153,412	69,985
Interest income	62	119	90	180
Interest expense	(26,535)	(13,193)	(53,018)	(14,328)
Loss on extinguishment of debt	—	(2,158)	(12,675)	(2,158)
Earnings before income taxes	$71,650	$27,472	$87,809	$53,679

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

15.  Legal Matters

On July 30, 2013, Matthew B. Johnson, et al., on behalf of themselves and all Ohio residents similarly situated (the “Johnson Plaintiffs”), filed a putative class action Complaint against Jos. A. Bank in the U.S. District Court for the Southern District of Ohio, Eastern District (Case No. 2:13-cv-756).  The Complaint alleges, among other things, deceptive sales and marketing practices by Jos. A. Bank relating to its use of the words “free” and “regular price.”  The Complaint seeks, among other relief, certification of the complaint as a class action, compensatory damages, declaratory relief, injunctive relief and costs and disbursements (including attorneys’ fees).  On August 19, 2014, the Court dismissed the class claims and certain other breach of contract claims.  On June 9, 2015, the Court also dismissed the plaintiffs’ claim for injunctive relief.  Based on the two favorable court rulings, we do not believe that this case will have a material adverse effect on our financial position, results of operations or cash flows.

In December 2013, Jos. A. Bank received a subpoena from the Ohio Attorney General requiring the production of certain information relating to its advertising and marketing practices.  Jos. A. Bank produced information in response to the subpoena, cooperated with further information requests and is having ongoing communications with the Ohio Attorney General’s office.  The range of loss, if any, is not reasonably estimable at this time.  We do not currently believe, however, that it will have a material adverse effect on our financial position, results of operations or cash flows.

On July 9, 2014, David Lucas and Eric Salerno, on behalf of themselves and all California residents similarly situated, filed a putative class action Complaint against Jos. A. Bank in the U.S. District Court for Southern California (Case No. ‘14CV1631LAB JLB).  The Complaint alleges, among other things, that Jos. A. Bank violated the California Unfair Competition Law and the California Consumers Legal Remedies Act with its comparative price advertising, price discounts and free apparel promotions.  The Complaint seeks, among other relief, certification of the case as a class action, permanent injunction, actual and compensatory damages, restitution including disgorgement of profits and unjust enrichment, costs and attorney fees.  We intend to vigorously defend the case.  The range of loss, if any, is not reasonably estimable at this time.  We do not currently believe, however, that it will have a material adverse effect on our financial position, results of operations or cash flows.

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

The Men’s Wearhouse, Inc.

Condensed Consolidating Balance Sheet

August 1, 2015

(in thousands)

	The Men’s	Guarantor	Non-Guarantor
	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,430	$2,924	$49,049	$—	$73,403
Accounts receivable, net	24,846	401,294	31,857	(387,605)	70,392
Inventories	254,232	559,884	142,860	—	956,976
Other current assets	91,236	54,256	7,858	—	153,350
Total current assets	391,744	1,018,358	231,624	(387,605)	1,254,121
Property and equipment, net	304,750	208,356	38,814	—	551,920
Rental product, net	121,776	7,338	18,923	—	148,037
Goodwill	6,159	837,532	47,625	—	891,316
Intangible assets, net	239	639,745	21,989	—	661,973
Investments in subsidiaries	2,454,012	—	—	(2,454,012)	—
Other assets	41,426	860	9,131	(42,432)	8,985
Total assets	$3,320,106	$2,712,189	$368,106	$(2,884,049)	$3,516,352

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$425,968	$98,494	$39,703	$(387,605)	$176,560
Accrued expenses and other current liabilities	144,116	102,689	23,897	—	270,702
Current maturities of long-term debt	7,000	—	—	—	7,000
Total current liabilities	577,084	201,183	63,600	(387,605)	454,262
Long-term debt, net	1,649,487	—	33,432	(33,432)	1,649,487
Deferred taxes and other liabilities	74,560	316,706	11,362	(9,000)	393,628
Shareholders’ equity	1,018,975	2,194,300	259,712	(2,454,012)	1,018,975
Total liabilities and shareholders’ equity	$3,320,106	$2,712,189	$368,106	$(2,884,049)	$3,516,352

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Men’s Wearhouse, Inc.

Condensed Consolidating Balance Sheet

August 2, 2014

(in thousands)

	The Men’s	Guarantor	Non-Guarantor
	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,652	$14,107	$47,476	$—	$67,235
Accounts receivable, net	16,985	353,011	46,028	(326,829)	89,195
Inventories	259,736	631,128	153,656	—	1,044,520
Other current assets	72,829	19,070	7,845	—	99,744
Total current assets	355,202	1,017,316	255,005	(326,829)	1,300,694
Property and equipment, net	301,073	232,397	40,441	—	573,911
Rental product, net	116,236	7,880	22,348	—	146,464
Goodwill	6,159	814,953	53,843	—	874,955
Intangible assets, net	347	649,778	26,736	—	676,861
Investments in subsidiaries	2,421,487	—	—	(2,421,487)	—
Other assets	69,493	678	10,282	(70,104)	10,349
Total assets	$3,269,997	$2,723,002	$408,655	$(2,818,420)	$3,583,234

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$337,066	$163,187	$41,342	$(326,829)	$214,766
Accrued expenses and other current liabilities	146,531	102,378	26,266	—	275,175
Current maturities of long-term debt	11,000	—	—	—	11,000
Total current liabilities	494,597	265,565	67,608	(326,829)	500,941
Long-term debt, net	1,636,831	—	59,906	(59,906)	1,636,831
Deferred taxes and other liabilities	86,520	304,542	12,549	(10,198)	393,413
Shareholders’ equity:
Controlling interest	1,037,630	2,152,895	254,173	(2,407,068)	1,037,630
Non-controlling interest	14,419	—	14,419	(14,419)	14,419
Total shareholders’ equity	1,052,049	2,152,895	268,592	(2,421,487)	1,052,049
Total liabilities and shareholders’ equity	$3,269,997	$2,723,002	$408,655	$(2,818,420)	$3,583,234

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Men’s Wearhouse, Inc.

Condensed Consolidating Balance Sheet

January 31, 2015

(in thousands)

	The Men’s	Guarantor	Non-Guarantor
	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,262	$4,857	$39,142	$—	$62,261
Accounts receivable, net	20,304	422,930	35,303	(405,271)	73,266
Inventories	285,309	510,651	142,376	—	938,336
Other current assets	105,507	58,792	5,510	—	169,809
Total current assets	429,382	997,230	222,331	(405,271)	1,243,672
Property and equipment, net	306,597	221,454	38,023	—	566,074
Rental product, net	107,908	8,318	16,446	—	132,672
Goodwill	6,159	834,470	47,307	—	887,936
Intangible assets, net	293	645,388	22,578	—	668,259
Investments in subsidiaries	2,405,680	—	—	(2,405,680)	—
Other assets	42,279	681	9,671	(43,032)	9,599
Total assets	$3,298,298	$2,707,541	$356,356	$(2,853,983)	$3,508,212

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$449,102	$120,499	$45,537	$(405,271)	$209,867
Accrued expenses and other current liabilities	145,943	101,363	23,238	—	270,544
Current maturities of long-term debt	11,000	—	—	—	11,000
Total current liabilities	606,045	221,862	68,775	(405,271)	491,411
Long-term debt, net	1,637,686	—	33,432	(33,432)	1,637,686
Deferred taxes and other liabilities	84,778	323,376	10,772	(9,600)	409,326
Shareholders’ equity	969,789	2,162,303	243,377	(2,405,680)	969,789
Total liabilities and shareholders’ equity	$3,298,298	$2,707,541	$356,356	$(2,853,983)	$3,508,212

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Men’s Wearhouse, Inc.

Condensed Consolidating Statement of Earnings

(in thousands)

	The Men’s	Guarantor	Non-Guarantor
	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Three months ended August 1, 2015:
Net sales	$469,036	$478,091	$119,688	$(146,741)	$920,074
Cost of sales	228,329	349,705	70,100	(146,741)	501,393
Gross margin	240,707	128,386	49,588	—	418,681
Operating expenses	182,759	109,689	33,126	(5,016)	320,558
Operating income	57,948	18,697	16,462	5,016	98,123
Other income and expenses, net	4,002	1,014	—	(5,016)	—
Interest income	593	851	39	(1,421)	62
Interest expense	(27,204)	(475)	(277)	1,421	(26,535)
Earnings before income taxes	35,339	20,087	16,224	—	71,650
Provision for income taxes	9,578	8,208	6,085	—	23,871
Earnings before equity in net income of subsidiaries	25,761	11,879	10,139	—	47,779
Equity in earnings of subsidiaries	22,018	—	—	(22,018)	—
Net earnings attributable to common shareholders	$47,779	$11,879	$10,139	$(22,018)	$47,779
Comprehensive income	$42,880	$11,879	$5,699	$(17,578)	$42,880

Three months ended August 2, 2014:
Net sales	$449,105	$345,413	$133,599	$(125,039)	$803,078
Cost of sales	216,917	274,927	77,731	(125,039)	444,536
Gross margin	232,188	70,486	55,868	—	358,542
Operating expenses	213,660	69,316	36,823	(3,961)	315,838
Operating income	18,528	1,170	19,045	3,961	42,704
Other income and expenses, net	2,811	1,150	—	(3,961)	—
Interest income	508	181	97	(667)	119
Interest expense	(13,328)	(178)	(354)	667	(13,193)
Loss on extinguishment of debt	(2,158)	—	—	—	(2,158)
Earnings before income taxes	6,361	2,323	18,788	—	27,472
Provision for income taxes	5,167	5,172	4,765	—	15,104
Earnings (loss) before equity in net income of subsidiaries	1,194	(2,849)	14,023	—	12,368
Equity in earnings of subsidiaries	11,174	—	—	(11,174)	—
Net earnings (loss) including non-controlling interest	12,368	(2,849)	14,023	(11,174)	12,368
Net earnings attributable to non-controlling interest	(112)	—	(112)	112	(112)
Net earnings (loss) attributable to common shareholders	$12,256	$(2,849)	$13,911	$(11,062)	$12,256
Comprehensive income (loss)	$12,334	$(2,849)	$13,722	$(10,873)	$12,334

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Men’s Wearhouse, Inc.

Condensed Consolidating Statement of Earnings

(in thousands)

	The Men’s	Guarantor	Non-Guarantor
	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Six months ended August 1, 2015:
Net sales	$924,530	$920,640	$219,449	$(259,456)	$1,805,163
Cost of sales	459,779	669,455	135,152	(259,456)	1,004,930
Gross margin	464,751	251,185	84,297	—	800,233
Operating expenses	376,784	216,971	61,162	(8,096)	646,821
Operating income	87,967	34,214	23,135	8,096	153,412
Other income and expenses, net	7,082	1,014	—	(8,096)	—
Interest income	1,149	1,669	63	(2,791)	90
Interest expense	(54,301)	(956)	(552)	2,791	(53,018)
Loss on extinguishment of debt	(12,675)	—	—	—	(12,675)
Earnings before income taxes	29,222	35,941	22,646	—	87,809
Provision for income taxes	9,628	12,088	7,945	—	29,661
Earnings before equity in net income of subsidiaries	19,594	23,853	14,701	—	58,148
Equity in earnings of subsidiaries	38,554	—	—	(38,554)	—
Net earnings attributable to common shareholders	$58,148	$23,853	$14,701	$(38,554)	$58,148
Comprehensive income	$59,709	$23,853	$16,347	$(40,200)	$59,709

Six months ended August 2, 2014:
Net sales	$868,453	$598,071	$234,682	$(267,654)	$1,433,552
Cost of sales	430,132	485,740	143,428	(267,654)	791,646
Gross margin	438,321	112,331	91,254	—	641,906
Operating expenses	415,030	97,644	66,590	(7,343)	571,921
Operating income	23,291	14,687	24,664	7,343	69,985
Other income and expenses, net	5,819	1,524	—	(7,343)	—
Interest income	985	331	154	(1,290)	180
Interest expense	(14,611)	(330)	(677)	1,290	(14,328)
Loss on extinguishment of debt	(2,158)	—	—	—	(2,158)
Earnings before income taxes	13,326	16,212	24,141	—	53,679
Provision for income taxes	12,175	6,781	5,897	—	24,853
Earnings before equity in net income of subsidiaries	1,151	9,431	18,244	—	28,826
Equity in earnings of subsidiaries	27,675	—	—	(27,675)	—
Net earnings including non-controlling interest	28,826	9,431	18,244	(27,675)	28,826
Net earnings attributable to non-controlling interest	(84)	—	(84)	84	(84)
Net earnings attributable to common shareholders	$28,742	$9,431	$18,160	$(27,591)	$28,742
Comprehensive income	$34,811	$9,431	$24,151	$(33,582)	$34,811

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Men’s Wearhouse, Inc.

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended August 1, 2015

(in thousands)

	The Men’s	Guarantor	Non-Guarantor
	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$69,258	$10,833	$14,823	$—	$94,914

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(38,583)	(12,918)	(5,263)	—	(56,764)
Net cash used in investing activities	(38,583)	(12,918)	(5,263)	—	(56,764)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on new term loan	(4,500)	—	—	—	(4,500)
Proceeds from asset-based revolving credit facility	5,500	—	—	—	5,500
Payments on asset-based revolving credit facility	(5,500)	—	—	—	(5,500)
Deferred financing costs	(3,566)	—	—	—	(3,566)
Cash dividends paid	(17,561)	—	—	—	(17,561)
Proceeds from issuance of common stock	1,961	—	—	—	1,961
Tax payments related to vested deferred stock units	(4,506)	—	—	—	(4,506)
Excess tax benefits from share-based plans	942	152	—	—	1,094
Repurchases of common stock	(277)	—	—	—	(277)
Net cash (used in) provided by financing activities	(27,507)	152	—	—	(27,355)
Effect of exchange rate changes	—	—	347	—	347
Increase (decrease) in cash and cash equivalents	3,168	(1,933)	9,907	—	11,142
Cash and cash equivalents at beginning of period	18,262	4,857	39,142	—	62,261
Cash and cash equivalents at end of period	$21,430	$2,924	$49,049	$—	$73,403

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Men’s Wearhouse, Inc.

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended August 2, 2014

(in thousands)

	The Men’s	Guarantor	Non-Guarantor
	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$331,348	$(327,598)	$10,129	$—	$13,879

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(32,107)	(4,696)	(4,034)	—	(40,837)
Acquisition of business, net of cash	(1,820,308)	328,915	—	—	(1,491,393)
Net cash (used in) provided by investing activities	(1,852,415)	324,219	(4,034)	—	(1,532,230)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from new term loan	1,089,000	—	—	—	1,089,000
Payments on previous term loan	(97,500)	—	—	—	(97,500)
Proceeds from asset-based revolving credit facility	340,000	—	—	—	340,000
Payments on asset-based revolving credit facility	(340,000)	—	—	—	(340,000)
Proceeds from issuance of senior notes	600,000	—	—	—	600,000
Deferred financing costs	(50,938)	—	—	—	(50,938)
Cash dividends paid	(17,460)	—	—	—	(17,460)
Proceeds from issuance of common stock	6,167	—	—	—	6,167
Tax payments related to vested deferred stock units	(6,869)	—	—	—	(6,869)
Excess tax benefits from share-based plans	3,156	531	—	—	3,687
Repurchases of common stock	(251)	—	—	—	(251)
Net cash provided by financing activities	1,525,305	531	—	—	1,525,836
Effect of exchange rate changes	—	—	498	—	498
Increase (decrease) in cash and cash equivalents	4,238	(2,848)	6,593	—	7,983
Cash and cash equivalents at beginning of period	1,414	16,955	40,883	—	59,252
Cash and cash equivalents at end of period	$5,652	$14,107	$47,476	$—	$67,235

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

On June 18, 2014, we acquired 100% of the outstanding common stock of Jos. A. Bank, a men’s specialty apparel retailer, for $65.00 net per share in cash, or total consideration of approximately $1.8 billion.  We believe that Jos. A. Bank’s business model in conjunction with our business model will create meaningful opportunities for future growth and operational synergies.  The comparability of our results is affected by the inclusion of Jos. A. Bank’s results for the entire three and six month periods ended August 1, 2015, while last year’s operations includes Jos. A. Bank’s results beginning on June 18, 2014.

On June 10, 2015, we entered into a 10-year agreement with Macy’s, Inc. to operate men’s tuxedo rental shops inside 300 Macy’s stores.  By the end of 2015, we expect 10-15 shops to open within Macy’s stores with the remainder to open during 2016.  In addition, we will collaborate with Macy’s to develop an online tuxedo rental shop on www.macys.com.

Our operations are conducted in two reportable segments, retail and corporate apparel, based on the way we manage, evaluate and internally report our business activities.

We conduct our retail segment as a specialty apparel retailer offering suits, suit separates, sport coats, slacks, business casual, sportswear, outerwear, dress and casual shirts, shoes and accessories for men.  We offer our products and services through multiple brands and channels including The Men’s Wearhouse/Men’s Wearhouse and Tux, Jos. A. Bank, Moores Clothing for Men (“Moores”), K&G and the Internet at www.menswearhouse.com, www.josbank.com and www.josephabboud.com.  Our stores are located throughout the United States (“U.S.”), Puerto Rico and Canada and carry a wide selection of exclusive and non-exclusive merchandise brands.  Tuxedo and suit rentals are offered at our Men’s Wearhouse/Men’s Wearhouse and Tux, Jos. A. Bank and Moores retail stores.  In addition, we offer our customers alteration services and most of our K&G stores offer ladies’ career apparel, sportswear, accessories and shoes and children’s apparel.  We also conduct retail dry cleaning, laundry and heirlooming operations through MW Cleaners in Texas.

We operate two corporate apparel providers — our UK-based operations, the largest provider in the UK under the Dimensions, Alexandra, and Yaffy brands, and our Twin Hill operations in the U.S.  These operations provide corporate clothing uniforms and workwear to workforces through multiple channels including managed corporate accounts, catalogs and the internet at www.dimensions.co.uk and www.alexandra.co.uk.

Refer to Note 14 of Notes to Condensed Consolidated Financial Statements for additional information and disclosures regarding our reportable segments and the discussion included in “Results of Operations” below.

Overview

Highlights of our performance for the quarter ended August 1, 2015, which includes Jos. A. Bank’s results, integration and other related costs, non-operating items and purchase accounting adjustments, compared to the quarter ended August 2, 2014 are presented below, followed by a more comprehensive discussion under “Results of Operations:”

•                  Net sales for the second quarter of 2015 increased by $117.0 million or 14.6%, to $920.1 million compared to net sales of $803.1 million in the second quarter of 2014.

•                  Gross margin for the second quarter of 2015 increased by $60.1 million or 16.8%, to $418.7 million compared to $358.5 million in the second quarter of 2014.  Gross margin as a percentage of total net sales for the second quarter of 2015 was 45.5% compared to 44.6% for the second quarter of 2014.

•                  Advertising expense for the second quarter of 2015 increased by $6.8 million or 17.7%, to $45.0 million compared to advertising expense of $38.2 million in the second quarter of 2014.  Advertising expense as a percentage of total net sales for the second quarter of 2015 was 4.9% compared to 4.7% for the second quarter of 2014.

•                  Selling, general and administrative (“SG&A”) expenses for the second quarter of 2015 decreased by $2.0 million or 0.7%, to $275.6 million compared to SG&A expenses of $277.6 million in the second quarter of 2014.  SG&A expenses as a percentage of total net sales for the second quarter of 2015 was 30.0% compared to 34.6% for the second quarter of 2014.

•            Interest expense for the second quarter of 2015 increased by $13.3 million to $26.5 million compared to interest expense of $13.2 million in the second quarter of 2014.

•            Results for the second quarter of 2015 and 2014 include $5.1 million and $42.9 million, respectively, consisting of acquisition, integration and other costs primarily related to Jos. A. Bank recorded within SG&A.

•            Net earnings attributable to common shareholders for the second quarter of 2015 increased by $35.5 million or 289.8%, to $47.8 million compared to $12.3 million for the second quarter of 2014.

•            Diluted earnings per common share allocated to common shareholders increased by $0.73 or 292.0% to $0.98 per share for the second quarter of 2015 compared to $0.25 per share for the second quarter of 2014.

Highlights of our performance for the six months ended August 1, 2015, which includes Jos. A. Bank’s results, integration and other related costs, non-operating items and purchase accounting adjustments, compared to the six months ended August 2, 2014 are presented below, followed by a more comprehensive discussion under “Results of Operations”:

•                  Net sales for the first six months of 2015 increased by $371.6 million or 25.9%, to $1,805.2 million compared to net sales of $1,433.6 million in the first six months of 2014.

•                  Gross margin for the first six months of 2015 increased by $158.3 million or 24.7%, to $800.2 million compared to $641.9 million in the first six months of 2014.  Gross margin as a percentage of total net sales for the first six months of 2015 was 44.3% compared to 44.8% for the first six months of 2014.

•                  Advertising expense for the first six months of 2015 increased by $28.6 million or 42.7%, to $95.6 million compared to advertising expense of $67.0 million in the first six months of 2014.  Advertising expense as a percentage of total net sales for the first six months of 2015 was 5.3% compared to 4.7% for the first six months of 2014.

•                  SG&A expenses for the first six months of 2015 increased by $46.3 million or 9.2%, to $551.2 million compared to SG&A expenses of $504.9 million in the first six months of 2014.  SG&A expenses as a percentage of total net sales for the first six months of 2015 was 30.5% compared to 35.2% for the first six months of 2014.

•                  Interest expense for the first six months of 2015 increased by $38.7 million to $53.0 million compared to interest expense of $14.3 million in the first six months of 2014.

•                  Results for the first six months of 2015 include $3.7 million consisting of separation costs with a former executive and $11.0 million of integration and other costs primarily related to Jos. A. Bank recorded within SG&A while results for the first six months of 2014 included $69.4 million consisting primarily of acquisition, integration and other costs related to Jos. A. Bank and cost reduction initiatives.  In addition, as a result of our debt refinancing, we recorded a loss on extinguishment of debt totaling $12.7 million consisting of the elimination of unamortized deferred financing costs and original issue discount (“OID”) related to the Term Loan.

•                  Net earnings attributable to common shareholders for the first six months of 2015 increased by $29.4 million or 102.3%, to $58.1 million compared to $28.7 million for the first six months of 2014.

•                  Diluted earnings per common share allocated to common shareholders increased by $0.60 or 100.0% to $1.20 per share for the first six months of 2015 compared to $0.60 per share for the first six months of 2014.

•                  During the six months ended August 1, 2015, we paid cash dividends of $17.6 million.

Store data

The following table presents information with respect to retail apparel stores in operation during each of the respective fiscal periods:

	For the Three Months Ended		For the Six Months Ended		For the Year Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014	January 31, 2015

Open at beginning of period:	1,758	1,128	1,758	1,124	1,124
Acquired from Jos. A. Bank(1)	—	624	—	624	624
Opened(2)	6	15	14	25	60
Closed	(10)	(11)	(18)	(17)	(50)
Open at end of the period	1,754	1,756	1,754	1,756	1,758

Men’s Wearhouse(2)	704	679	704	679	698
Men’s Wearhouse and Tux	201	233	201	233	210
Jos. A. Bank(1)	636	629	636	629	636
Moores	124	121	124	121	123
K&G	89	94	89	94	91
	1,754	1,756	1,754	1,756	1,758

(1)             Excludes franchise stores.

(2)             For 2015, includes one Joseph Abboud store.

During the first six months of 2015, we opened 14 stores (seven Men’s Wearhouse stores, five Jos. A. Bank stores, one Joseph Abboud store and one Moores store).  We closed 18 stores (nine Men’s Wearhouse and Tux stores, five Jos. A. Bank stores, two Men’s Wearhouse stores and two K&G stores).

Seasonality

Our sales and net earnings are subject to seasonal fluctuations.  Our rental revenues are heavily concentrated in the second and third quarters due to prom and wedding seasons while the fourth quarter is considered the seasonal low point for rentals.  In addition, Jos. A. Bank has historically experienced increased customer traffic during the holiday season and its increased marketing efforts during the holiday season have historically resulted in sales and net earnings generated in the fourth quarter that are significantly larger as compared to the other three quarters.  With respect to corporate apparel sales and operating results, seasonal fluctuations are not significant but customer decisions to rebrand or revise their corporate wear programs can cause significant variations in period results.  Because of these fluctuations in our sales, results for any quarter are not necessarily indicative of the results that may be achieved for the full year.

Results of Operations

For the Three Months Ended August 1, 2015 compared to the Three Months Ended August 2, 2014

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	For the Three Months Ended (1)
	August 1,	August 2,
	2015	2014
Net sales:
Retail clothing product	70.6%	66.1%
Rental services	17.1	20.1
Alteration and other services	5.7	5.6
Total retail sales	93.4	91.7
Corporate apparel clothing product	6.6	8.3
Total net sales	100.0%	100.0%
Cost of sales (2):
Retail clothing product	43.5	45.9
Rental services	16.1	16.3
Alteration and other services	70.5	73.8
Occupancy costs	13.3	13.0
Total retail cost of sales	53.4	54.0
Corporate apparel clothing product	69.7	70.0
Total cost of sales	54.5	55.4
Gross margin (2):
Retail clothing product	56.6	54.1
Rental services	83.9	83.7
Alteration and other services	29.5	26.2
Occupancy costs	(13.3)	(13.0)
Total retail gross margin	46.6	46.0
Corporate apparel clothing product	30.3	30.0
Total gross margin	45.5	44.6
Advertising expense	4.9	4.7
Selling, general and administrative expenses	30.0	34.6
Operating income	10.7	5.3
Interest income	0.0	0.0
Interest expense	(2.9)	(1.6)
Loss on extinguishment of debt	—	(0.3)
Earnings before income taxes	7.8	3.4
Provision for income taxes	2.6	1.9
Net earnings including non-controlling interest	5.2	1.5
Net earnings attributable to non-controlling interest	—	0.0
Net earnings attributable to common shareholders.	5.2%	1.5%

(1)             Percentage line items may not sum to totals due to the effect of rounding.

(2)             Calculated as a percentage of related sales.

Net Sales

Total net sales increased $117.0 million, or 14.6%, to $920.1 million for the second quarter of 2015 as compared to the second quarter of 2014.

Total retail sales increased $122.5 million, or 16.6%, to $858.9 million for the second quarter of 2015 as compared to the second quarter of 2014 due mainly to $108.0 million of incremental net sales from Jos. A. Bank in the second quarter of 2015 and increases in clothing product and alteration and other revenues of $21.5 million from our other brands, partially offset by a decrease in rental services revenue of $7.0 million.  The net increase is attributable to the following:

(in millions)	Amount Attributed to
$108.0	Increase in net sales from Jos. A. Bank.
13.1	3.1% increase in comparable sales at Men’s Wearhouse/Men’s Wearhouse and Tux.
0.5	0.7% increase in comparable sales at Moores(1).
5.3	6.7% increase in comparable sales at K&G.
10.4	Increase from net sales of stores opened in 2014, relocated stores and expanded stores not yet included in comparable sales(2).
2.6	Increase in net sales from new stores opened in 2015(2).
(9.1)	Decrease in net sales resulting from closed stores.
(10.2)	Decrease in net sales resulting from change in U.S./Canadian dollar exchange rate.
1.9	Other(2).
$122.5	Increase in total retail sales.

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

The increase at Men’s Wearhouse/Men’s Wearhouse and Tux resulted primarily from increased average unit retails (net selling prices) that more than offset decreases in units sold per transaction and average transactions per store.  The increase at Moores resulted from increased average unit retails offset by a decrease in average transactions per store while units sold per transaction were essentially flat.  The increase at K&G resulted from increased average transactions per store and average unit retails while units sold per transaction were flat.  At Men’s Wearhouse/Men’s Wearhouse and Tux, rental service comparable sales decreased 3.3% due to a decrease in unit rentals partially offset by an increase in rental rates.

Comparable sales for Jos. A. Bank decreased by 9.4%, and are calculated in the same manner as our other brands except that it is based on Jos. A. Bank’s entire second quarter of 2014, a portion of which was prior to the acquisition on June 18, 2014.

Total corporate apparel clothing product sales decreased $5.5 million for the second quarter of 2015 as compared to the second quarter of 2014.  UK corporate apparel sales decreased $5.7 million due mainly to the impact of a weaker pound Sterling this year compared to last year as well as lower sales from existing customer programs.  U.S. corporate apparel sales increased $0.2 million due primarily to new customer rollouts.

Gross Margin

Buying and distribution costs are included in determining our retail and corporate apparel clothing product gross margins.  Our gross margin may not be comparable to other specialty retailers, as some companies exclude costs related to their distribution network from cost of goods sold while others, like us, include all or a portion of such costs in cost of goods sold and exclude them from SG&A expenses.  Distribution costs are not included in determining our rental services gross margin but are included in SG&A expenses.

Our total gross margin increased $60.1 million, or 16.8%, to $418.7 million in the second quarter of 2015 as compared to the second quarter of 2014.  Total retail segment gross margin increased $61.6 million, or 18.2%, from the same prior year quarter to $400.1 million in the second quarter of 2015.  The dollar increase in gross margin was primarily driven by an increase of $53.5 million in gross margin generated by Jos. A. Bank.  During the second quarter of 2014, $5.8 million of an inventory valuation step up was recognized and negatively impacted gross margin results.

For the retail segment, total gross margin as a percentage of related sales increased from 46.0% in the second quarter of 2014 to 46.6% in the second quarter of 2015 driven primarily by an increase in the retail clothing product gross margin rate.  Occupancy costs increased $18.8 million primarily due to Jos. A. Bank occupancy costs.  Occupancy costs as a percentage of retail sales, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, increased from 13.0% to 13.3% for the second quarter of 2015 compared to the second quarter of 2014, primarily due to the impact of Jos A. Bank’s occupancy costs, which are higher as a percentage of sales than our other brands.

Corporate apparel gross margin decreased $1.5 million, or 7.4%, in the second quarter of 2015 primarily due to unfavorable currency impacts at our UK operations.  For the corporate apparel segment, total gross margin as a percentage of related sales increased from 30.0% in the second quarter of 2014 to 30.3% in the second quarter of 2015 primarily due to changes in the sales mix at our U.S. operations partially offset by unfavorable currency impacts at our UK operations.

Advertising Expense

Advertising expense increased to $45.0 million in the second quarter of 2015 from $38.2 million in the second quarter of 2014, an increase of $6.8 million, or 17.7%.  The increase was primarily due to incremental Jos. A. Bank advertising costs.  As a percentage of total net sales, advertising expense increased from 4.7% in the second quarter of 2014 to 4.9% in the second quarter of 2015.

Selling, General and Administrative Expenses

SG&A expenses decreased to $275.6 million in the second quarter of 2015 from $277.6 million in the second quarter of 2014, a decrease of $2.0 million or 0.7%.  As a percentage of total net sales, these expenses decreased from 34.6% in the second quarter of 2014 to 30.0% in the second quarter of 2015.  The components of this 4.6% net decrease in SG&A expenses as a percentage of total net sales and the related absolute dollar changes were as follows:

%	in millions	Attributed to
(4.8)	(37.8)

Decrease in acquisition, integration and non-operating costs as a percentage of sales from 5.3% in the second quarter of 2014 to 0.5% in the second quarter of 2015. For the second quarter of 2015 these costs totaled $5.1 million, related primarily to Jos. A. Bank integration and other costs. For the second quarter of 2014, these costs totaled $42.9 million, related primarily to Jos. A. Bank acquisition and integration costs.

(0.3)	16.6

Decrease in other SG&A expenses as a percentage of sales from 17.1% in the second quarter of 2014 to 16.8% in the second quarter of 2015. On an absolute dollar basis, other SG&A expenses increased $16.6 million primarily due to the inclusion of Jos. A. Bank’s other SG&A expenses.

0.1	1.4

Increase in amortization of intangible assets as a percentage of sales from 0.3% in the second quarter of 2014 to 0.4% in the second quarter of 2015. Amortization of intangible assets on an absolute dollar basis increased $1.4 million primarily due to intangible assets recorded in connection with the Jos. A. Bank acquisition.

0.4	17.8

Increase in store salaries as a percentage of sales from 11.9% in the second quarter of 2014 to 12.3% in the second quarter of 2015. Store salaries on an absolute dollar basis increased $17.8 million primarily due to the impact of Jos. A. Bank store salaries and higher commissions associated with increased retail sales.

(4.6)%	(2.0)	Total

In the retail segment, SG&A expenses as a percentage of related net sales decreased from 35.4% in the second quarter of 2014 to 30.3% in the second quarter of 2015.  On an absolute dollar basis, retail segment SG&A expenses decreased $1.0 million primarily due to decreases in acquisition, integration and non-operating costs compared to the second quarter of 2014 partially offset by Jos. A. Bank operating expenses.

In the corporate apparel segment, SG&A expenses as a percentage of related net sales increased from 24.9% in the second quarter of 2014 to 25.5% in the second quarter of 2015.  On an absolute dollar basis, corporate apparel segment SG&A expenses decreased $1.0 million.

Interest Expense

Interest expense increased to $26.5 million in the second quarter of 2015 from $13.2 million in the second quarter of 2014 due to incremental interest incurred on borrowings entered into in connection with the Jos. A. Bank acquisition.

Provision for Income Tax

Our effective income tax rate decreased from 55.0% for the second quarter of 2014 to 33.3% for the second quarter of 2015. Our effective income tax rate in 2014 was significantly impacted by non-deductible transaction costs related to the Jos. A. Bank acquisition, which increased our effective tax rate.  The effective tax rate for the second quarter of 2015 was lower than the statutory U.S. rate of 35% due to changes in the mix of income earned in the U.S. and foreign jurisdictions.

Net Earnings Attributable to Common Shareholders

Net earnings attributable to common shareholders were $47.8 million for the second quarter of 2015 compared with net earnings of $12.3 million for the second quarter of 2014.

For the Six Months Ended August 1, 2015 compared to the Six Months Ended August 2, 2014

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	For the Six Months Ended (3)
	August 1,	August 2,
	2015	2014
Net sales:
Retail clothing product	72.9%	67.2%
Rental services	14.4	18.3
Alteration and other services	5.9	5.8
Total retail sales	93.2	91.4
Corporate apparel clothing product	6.8	8.6
Total net sales	100.0%	100.0%
Cost of sales (4):
Retail clothing product	43.8	45.1
Rental services	15.9	15.8
Alteration and other services	68.5	72.6
Occupancy costs	13.5	12.8
Total retail cost of sales	54.6	53.8
Corporate apparel clothing product	70.9	70.0
Total cost of sales	55.7	55.2
Gross margin (4):
Retail clothing product	56.2	54.9
Rental services	84.1	84.2
Alteration and other services	31.5	27.5
Occupancy costs	(13.5)	(12.8)
Total retail gross margin	45.4	46.2
Corporate apparel clothing product	29.1	30.0
Total gross margin	44.3	44.8
Advertising expense	5.3	4.7
Selling, general and administrative expenses	30.5	35.2
Operating income	8.5	4.9
Interest income	0.0	0.0
Interest expense	(2.9)	(1.0)
Loss on extinguishment of debt	(0.7)	(0.2)
Earnings before income taxes	4.9	3.7
Provision for income taxes	1.6	1.7
Net earnings including non-controlling interest	3.2	2.0
Net earnings attributable to non-controlling interest	—	0.0
Net earnings attributable to common shareholders	3.2%	2.0%

(3)                Percentage line items may not sum to totals due to the effect of rounding.

(4)                Calculated as a percentage of related sales.

Net Sales

Total net sales increased $371.6 million, or 25.9%, to $1,805.2 million for the first six months of 2015 as compared to the first six months of 2014.

Total retail sales increased $373.1 million, or 28.5%, to $1,683.2 million for the first six months of 2015 as compared to the first six months of 2014 due mainly to $324.1 million of incremental sales from Jos. A. Bank in the first six months of 2015 and increases in clothing product and alteration and other revenues of $57.7 million from our other brands, partially offset by a decrease in rental services revenue of $8.7 million.  The net increase is attributable to the following:

(in millions)	Amount Attributed to
$324.1	Increase in net sales from Jos. A. Bank.
39.6	4.9% increase in comparable sales at Men’s Wearhouse/Men’s Wearhouse and Tux.
0.8	0.7% increase in comparable sales at Moores(3).
11.5	7.0% increase in comparable sales at K&G.
23.1	Increase from net sales of stores opened in 2014, relocated stores and expanded stores not yet included in comparable sales(4).
3.5	Increase in net sales from new stores opened in 2015(4).
(16.6)	Decrease in net sales resulting from closed stores.
(16.2)	Decrease in net sales resulting from change in U.S./Canadian dollar exchange rate.
3.3	Other(4).
$373.1	Increase in total retail sales.

(3)                Comparable sales percentages for Moores are calculated using Canadian dollars.

(4)                Excludes Jos. A. Bank.

Comparable sales for Men’s Wearhouse/Men’s Wearhouse and Tux, Moores and K&G exclude the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period and include e-commerce net sales.  The inclusion of e-commerce net sales did not have a significant effect on comparable sales.

The increase at Men’s Wearhouse/Men’s Wearhouse and Tux resulted primarily from increased average unit retails and average transactions per store that more than offset a decrease in units sold per transaction.  The increase at Moores resulted from increased average unit retails that more than offset decreases in average transactions per store and units sold per transaction.  The increase at K&G resulted from increased average transactions per store while units sold per transaction and average unit retails were essentially flat.  At Men’s Wearhouse/Men’s Wearhouse and Tux, rental service comparable sales decreased 2.4% due to a decrease in unit rentals partially offset by an increase in rental rates.

Comparable sales for Jos. A. Bank decreased by 5.6%, and are calculated in the same manner as our other brands except that it is based on Jos. A. Bank’s entire first six months of 2014, a portion of which was prior to the acquisition on June 18, 2014.

Total corporate apparel clothing product sales decreased $1.5 million for the first six months of 2015 as compared to the first six months of 2014.  UK corporate apparel sales decreased $2.1 million due to the impact of a weaker pound Sterling this year compared to last year partially offset by an increase in sales from existing customer programs.  U.S. corporate apparel sales increased $0.6 million due primarily to increased sales from new customer programs.

Gross Margin

Buying and distribution costs are included in determining our retail and corporate apparel clothing product gross margins.  Our gross margin may not be comparable to other specialty retailers, as some companies exclude costs related to their distribution network from cost of goods sold while others, like us, include all or a portion of such costs in cost of goods sold and exclude them from SG&A expenses.  Distribution costs are not included in determining our rental services gross margin but are included in SG&A expenses.

Our total gross margin increased $158.3 million, or 24.7%, to $800.2 million in the first six months of 2015 as compared to the first six months of 2014.  Total retail segment gross margin increased $159.9 million, or 26.4%, from the same prior year six months to $764.7 million in the first six months of 2015.  The dollar increase in gross margin was primarily driven by an increase of $136.4 million in gross margin generated by Jos. A. Bank.  During the first six months of 2015 and 2014, $0.8 million and $5.8 million, respectively, of inventory valuation step up were recognized and negatively impacted gross margin results.

For the retail segment, total gross margin as a percentage of related sales decreased from 46.2% in the first six months of 2014 to 45.4% in the first six months of 2015 driven primarily by the inclusion of Jos. A. Bank sales as well as lower gross margins at Jos. A. Bank.  Occupancy costs increased $59.1 million primarily due to Jos. A. Bank occupancy costs.  Occupancy costs as a percentage of retail sales, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, increased from 12.8% to 13.5% for the first six months of 2015 compared to the first six months of 2014, primarily due to the impact of Jos A. Bank’s occupancy costs, which are higher as a percentage of sales than our other brands.

Corporate apparel gross margin decreased $1.6 million, or 4.2%, in the first six months of 2015.  For the corporate apparel segment, total gross margin as a percentage of related sales decreased from 30.0% in the first six months of 2014 to 29.1% in the first six months of 2015 primarily due to changes in the sales mix at our U.S. operations as well as unfavorable currency impacts at our UK operations.

Advertising Expense

Advertising expense increased to $95.6 million in the first six months of 2015 from $67.0 million in the first six months of 2014, an increase of $28.6 million, or 42.7%.  The increase was primarily due to Jos. A. Bank advertising costs as well as increased advertising expense to support branding initiatives.  As a percentage of total net sales, advertising expense increased from 4.7% in the first six months of 2014 to 5.3% in the first six months of 2015.

Selling, General and Administrative Expenses

SG&A expenses increased to $551.2 million in the first six months of 2015 from $504.9 million in the first six months of 2014, an increase of $46.3 million or 9.2%.  As a percentage of total net sales, these expenses decreased from 35.2% in the first six months of 2014 to 30.5% in the first six months of 2015.  The components of this 4.7% net decrease in SG&A expenses as a percentage of total net sales and the related absolute dollar changes were as follows:

%	in millions	Attributed to
(4.0)	(54.7)

Decrease in acquisition, integration and non-operating costs as a percentage of sales from 4.8% in the first six months of 2014 to 0.8% in the first six months of 2015. For the first six months of 2015, these costs totaled $14.7 million related primarily to separation costs with a former executive and integration and other costs related to Jos. A. Bank. For the first six months of 2014, these costs totaled $69.4 million, related primarily to Jos. A. Bank acquisition and integration costs and other cost reduction initiatives.

(1.2)	46.4

Decrease in other SG&A expenses as a percentage of sales from 18.1% in the first six months of 2014 to 16.9% in the first six months of 2015. On an absolute dollar basis, other SG&A expenses increased $46.4 million primarily due to the inclusion of Jos. A. Bank’s other SG&A expenses.

0.2	4.1

Increase in amortization of intangible assets as a percentage of sales from 0.2% in the first six months of 2014 to 0.4% in the first six months of 2015. Amortization of intangible assets on an absolute dollar basis increased $4.1 million primarily due to intangible assets recorded in connection with the Jos. A. Bank acquisition.

0.3	50.5

Increase in store salaries as a percentage of sales from 12.1% in the first six months of 2014 to 12.4% in the first six months of 2015. Store salaries on an absolute dollar basis increased $50.5 million primarily due to the impact of Jos. A. Bank store salaries and higher commissions associated with increased retail sales.

(4.7)%	46.3	Total

In the retail segment, SG&A expenses as a percentage of related net sales decreased from 36.1% in the first six months of 2014 to 30.9% in the first six months of 2015.  On an absolute dollar basis, retail segment SG&A expenses increased $47.8 million primarily due to operating expenses for Jos. A. Bank, partially offset by a decrease in acquisition, integration and non-operating costs compared to the first six months of 2014.

In the corporate apparel segment, SG&A expenses as a percentage of related net sales decreased from 26.2% in the first six months of 2014 to 25.3% in the first six months of 2015.  On an absolute dollar basis, corporate apparel segment SG&A expenses decreased $1.5 million mainly due to the impact of a weaker pound Sterling.

Interest Expense

Interest expense increased to $53.0 million in the first six months of 2015 from $14.3 million in the first six months of 2014 due to incremental interest incurred on borrowings entered into in connection with the Jos. A. Bank acquisition.

Loss on Extinguishment of Debt

During the first six months of 2015, we recorded a loss on extinguishment of debt totaling $12.7 million consisting of the elimination of unamortized deferred financing costs and OID related to the Term Loan compared with a loss on extinguishment of debt totaling $2.2 million recorded in the first six months of 2014.

Provision for Income Tax

Our effective income tax rate decreased from 46.3% for the first six months of 2014 to 33.8% for the first six months of 2015.  Our effective income tax rate in 2014 was significantly impacted by non-deductible transaction costs related to the Jos. A. Bank acquisition, which increased our effective tax rate.  The effective tax rate for the first six months of 2015 was lower than the statutory U.S. rate of 35% due to changes in the mix of income earned in the U.S. and foreign jurisdictions.

Net Earnings Attributable to Common Shareholders

Net earnings attributable to common shareholders were $58.1 million for the first six months of 2015 compared with net earnings of $28.7 million for the first six months of 2014.

Liquidity and Capital Resources

At August 1, 2015, August 2, 2014 and January 31, 2015, cash and cash equivalents totaled $73.4 million, $67.2 million and $62.3 million, respectively, and working capital totaled $799.9 million, $799.8 million and $752.3 million, respectively.  Our primary sources of working capital are cash flows from operations and available borrowings under our financing arrangements, as described below.

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

The Credit Facilities and the Senior Notes contain customary non-financial and financial covenants, including fixed charge coverage ratios, total leverage ratios and secured leverage ratios, as well as a restriction on our ability to pay dividends on our common stock in excess of $10.0 million per quarter.  Since entering into these financing arrangements and as of August 1, 2015, our total leverage ratio and secured leverage ratio were above the maximums specified in the agreements, which was anticipated when we entered into these arrangements.  As a result, we are currently subject to certain additional restrictions, including limitations on our ability to make acquisitions and incur additional indebtedness.

The Term Loan is guaranteed, jointly and severally, by certain of our U.S. subsidiaries and will mature on June 18, 2021.  The interest rate on the Term Loan is based on 3-month LIBOR, which was approximately 0.31% at August 1, 2015.    However, the Term Loan interest rate is subject to a LIBOR floor of 1% per annum, plus the applicable margin which is currently 3.50%, resulting in a total interest rate of 4.50%.  In January 2015, we entered into an interest rate swap agreement to swap variable-rate interest payments for fixed-rate interest payments on a notional amount of $520.0 million, effective in February 2015.  The interest rate swap agreement matures in August 2018 and has periodic interest settlements.  Under this interest rate swap agreement, we receive a floating rate based on 3-month LIBOR and pay a fixed rate of 5.03% (including the applicable margin of 3.50%) on the outstanding notional amount.

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

As a result of the interest rate swap and the Incremental Agreement, we have converted a majority of the variable interest rate under the Term Loan to a fixed rate and, as of August 1, 2015, the Term Loan had a weighted average interest rate of 4.93%.

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

We had entered into a registration rights agreement regarding the Senior Notes pursuant to which we agreed, among other things, to use our commercially reasonable efforts to consummate an exchange offer of the Senior Notes for substantially identical notes registered under the Securities Act of 1933, as amended, on or before July 13, 2015.  On June 24, 2015, the exchange offer was completed.

We utilize letters of credit primarily to secure inventory purchases and as collateral for workers compensation claims.  Except for letters of credit totaling approximately $24.1 million issued and outstanding, no amounts were drawn on the ABL Facility as of August 1, 2015 and we have approximately $423.6 million of borrowing availability under the ABL Facility as of August 1, 2015.

Cash flow activities

Operating activities — Net cash provided by operating activities was $94.9 million and $13.9 million for the first six months of 2015 and 2014, respectively.  The $81.0 million increase was driven by an increase in net earnings, a decrease in inventory purchases driven by the rollout of Joseph Abboud merchandise in the prior year and changes in accounts receivable, primarily related to credit card receivables.  These favorable impacts were partially offset by fluctuations in accounts payable, accrued expenses and other current liabilities, primarily driven by accrued Jos. A. Bank transaction costs in the prior year.

Investing activities — Net cash used in investing activities was $56.8 million and $1,532.2 million for the first six months of 2015 and 2014, respectively.  The $1,475.5 million decrease was driven by last year’s acquisition of Jos. A. Bank partially offset by an increase in capital expenditures for new store openings, remodels and/or relocations and investments related to the integration of Jos. A. Bank.

Financing activities — Net cash used in financing activities was $27.4 million for the first six months of 2015 compared to net cash provided by financing activities of $1,525.8 million for the first six months of 2014.  The $1,553.2 million change in our financing activities was primarily driven by last year’s proceeds on our Term Loan and issuance of Senior Notes.

Share repurchase program — In March 2013, the Board of Directors (the “Board”) approved a $200.0 million share repurchase program for our common stock, which amended and replaced our then existing share repurchase program authorized by the Board in January 2011.  At January 31, 2015, the remaining balance available under the Board’s March 2013 authorization was $48.0 million.  During the first six months of 2015 and 2014, no shares were repurchased in open market transactions under the Board’s March 2013 authorization.

Dividends — Cash dividends paid were approximately $17.6 million and $17.5 million for the first six months of 2015 and 2014, respectively.  During each of the quarters ended August 1, 2015 and August 2, 2014, we declared quarterly dividends of $0.18 per share.

Future sources and uses of cash

Our primary uses of cash are to finance working capital requirements of our operations and to repay our indebtedness.  In addition, we will use cash to fund capital expenditures, income taxes, integration costs associated with Jos. A. Bank, dividend payments, operating leases and various other commitments and obligations, as they arise.

Capital expenditures are anticipated to be in the range of $120.0 to $130.0 million for 2015.  This amount includes the anticipated costs to open approximately 20 Men’s Wearhouse stores, three to six Jos. A. Bank stores and three Moores stores and to expand and/or relocate approximately 13 existing Men’s Wearhouse stores, four existing Jos. A. Bank stores and three existing Moores stores.  During the first six months of 2015, we opened 14 stores (seven Men’s Wearhouse stores, one Joseph Abboud store, five Jos. A. Bank stores and one Moores store).  Capital expenditures for 2015 will also include integration projects for Jos. A. Bank, point-of-sale and other computer equipment and systems, store remodeling, distribution facilities and investment in other corporate assets.  The actual amount of future capital expenditures will depend in part on the number of new stores opened and the terms on which new stores are leased and the timing of our Jos. A. Bank integration projects, as well as on industry trends consistent with our anticipated operating plans.

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

As discussed in Note 4 and Note 12 of the Notes to the Condensed Consolidated Financial Statements, we have undertaken steps to mitigate our exposure to changes in interest rates on our indebtedness.  As of August 1, 2015, 89% of our total debt was at a fixed rate with the remainder at a variable rate.  In addition, due to the existence of a LIBOR floor of 1% per annum on the portion of our debt subject to a variable rate, we believe our interest rate risk is substantially mitigated.  At August 1, 2015, the effect of one percentage point change in interest rates would result in an approximate $1.8 million change in annual interest expense on our Term Loan.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal second quarter ended August 1, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

On June 18, 2014, we acquired Jos. A. Bank.  We excluded the operations of Jos. A. Bank from the scope of our Sarbanes-Oxley Section 404 report on internal controls for the year ended January 31, 2015.  We are in the process of implementing our internal control structure over the acquired operations and expect that this effort will be completed in fiscal 2015.

In 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control — Integrated Framework, referred to as the 2013 COSO Framework to replace the 1992 Framework.  Management’s assessment of the overall effectiveness of our internal controls over financial reporting for the year ending January 30, 2016 will be based on the 2013 COSO Framework and we do not expect the change to materially impact our overall control structure over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 15 of the Notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

ITEM 1A — RISK FACTORS

For a more detailed explanation of the factors affecting our business, please refer to the Risk Factors section in the Form 10-K for the fiscal year ended January 31, 2015 and our Form 10-Q for the period ended May 2, 2015.  There has not been a material change to the risk factors set forth in the Form 10-K for the fiscal year ended January 31, 2015 and our Form 10-Q for the period ended May 2, 2015, except for the risk factor in our Form 10-K entitled, “If we are not in compliance with our obligations under the registration agreement related to the Senior Notes, then additional interest will accrue on the principal amount of the original notes.”  This risk factor is no longer applicable as we have complied with the obligations under the registration agreement related to the Senior Notes.

ITEM 6 — EXHIBITS

Exhibits filed with this quarterly report on Form 10-Q are incorporated herein by reference as set forth in the Index to Exhibits on page 42.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, The Men’s Wearhouse, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 9, 2015	THE MEN’S WEARHOUSE, INC.

	By	/s/ JON W. KIMMINS
Jon W. Kimmins
Executive Vice President, Chief Financial Officer, Treasurer and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number		Exhibit Index

*10.1	—

Fourth Amendment to The Men’s Wearhouse, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 2, 2015).

*10.2	—

Employment Agreement dated effective June 29, 2015, by and between The Men’s Wearhouse, Inc. and Bruce K. Thorn (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 2, 2015).

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

The following financial information from The Men’s Wearhouse, Inc.’s Quarterly Report on Form 10-Q for the three and six months ended August 1, 2015, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

* Management Compensation or Incentive Plan

† This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section.  Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.