Form 10-Q
period 2015-10-31
MENS WEARHOUSE INC
filed 2015-12-10
CIK 884217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015 or

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

The number of shares of common stock of the Registrant, par value $.01 per share, outstanding at November 27, 2015 was 48,380,202 excluding 124,693 shares classified as Treasury Stock.

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

Forward-looking statements are not guarantees of future performance and a variety of factors could cause actual results to differ materially from the anticipated or expected results expressed in or suggested by these forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to: actions by governmental entities; domestic and international economic activity and inflation; success, or lack thereof, in executing our internal operating plans and new store and new market expansion plans, as well as integration of acquisitions, including Jos. A. Bank Clothiers, Inc.; cost reduction initiatives; store rationalization plans; revenue enhancement strategies; the impact of opening tuxedo shops within Macy’s stores; changes in demand for clothing; market trends in the retail business; customer confidence and spending patterns; changes in traffic trends in our stores; customer acceptance of our strategies; performance issues with key suppliers; disruptions in our supply chain; severe weather; foreign currency fluctuations; government export and import policies; advertising or marketing activities of competitors; and legal proceedings.  Future results will also be dependent upon our ability to continue to identify and complete successful expansions and penetrations into existing and new markets and our ability to integrate such expansions with our existing operations.

These forward-looking statements are based upon management’s current beliefs or expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies and third party approvals, many of which are beyond our control.  Refer to “Risk Factors” contained in Part I of our Annual Report on Form 10-K for the year ended January 31, 2015, Part 1A of our Quarterly Report on Form 10-Q for the quarter ended May 2, 2015 and Part 1A of our Quarterly Report on Form 10-Q for the quarter ended August 1, 2015 and elsewhere herein for a more complete discussion of these and other factors that might affect our performance and financial results. These forward-looking statements are intended to convey the Company’s expectations about the future and speak only as of the date they are made.  We undertake no obligation to publicly update or revise any forward-looking statement that may be made from time to time, whether as a result of new information, future developments or otherwise.

All written or oral forward-looking statements that are made by or attributable to us are expressly qualified in their entirety by this cautionary notice.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	October 31, 2015	November 1, 2014	January 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$53,654	$64,716	$62,261
Accounts receivable, net	66,902	84,054	73,266
Inventories	1,060,247	1,082,354	938,336
Other current assets	168,071	107,107	169,809

Total current assets	1,348,874	1,338,231	1,243,672

PROPERTY AND EQUIPMENT, net	548,481	569,779	566,074

RENTAL PRODUCT, net	147,344	129,579	132,672
GOODWILL	890,991	892,766	887,936
INTANGIBLE ASSETS, net	568,171	673,057	668,259
OTHER ASSETS	8,518	10,032	9,599

TOTAL ASSETS	$3,512,379	$3,613,444	$3,508,212

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$233,520	$263,645	$209,867
Accrued expenses and other current liabilities	264,978	283,271	268,935
Income taxes payable	14,233	13,590	1,609
Current maturities of long-term debt	7,000	11,000	11,000

Total current liabilities	519,731	571,506	491,411

LONG-TERM DEBT, net	1,649,206	1,638,606	1,637,686
DEFERRED TAXES AND OTHER LIABILITIES	358,059	367,612	409,326

Total liabilities	2,526,996	2,577,724	2,538,423

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock	—	—	—
Common stock	485	481	482
Capital in excess of par	452,666	435,755	440,907
Retained earnings	541,672	581,956	537,263
Accumulated other comprehensive (loss) income	(6,356)	20,829	(5,671)
Treasury stock, at cost	(3,084)	(3,301)	(3,192)

Total shareholders’ equity	985,383	1,035,720	969,789

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,512,379	$3,613,444	$3,508,212

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) EARNINGS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net sales:
Retail clothing product	$615,874	$634,447	$1,931,926	$1,598,199
Rental services	132,443	132,690	392,621	395,449
Alteration and other services	53,070	52,025	160,024	135,585
Total retail sales	801,387	819,162	2,484,571	2,129,233
Corporate apparel clothing product	64,059	71,475	186,038	194,956
Total net sales	865,446	890,637	2,670,609	2,324,189

Cost of sales:
Retail clothing product	274,348	287,309	850,782	722,140
Rental services	21,431	33,538	62,866	75,083
Alteration and other services	36,260	37,173	109,528	97,794
Occupancy costs	114,629	114,325	341,980	282,595
Total retail cost of sales	446,668	472,345	1,365,156	1,177,612
Corporate apparel clothing product	45,787	49,087	132,229	135,466
Total cost of sales	492,455	521,432	1,497,385	1,313,078

Gross margin:
Retail clothing product	341,526	347,138	1,081,144	876,059
Rental services	111,012	99,152	329,755	320,366
Alteration and other services	16,810	14,852	50,496	37,791
Occupancy costs	(114,629)	(114,325)	(341,980)	(282,595)
Total retail gross margin	354,719	346,817	1,119,415	951,621
Corporate apparel clothing product	18,272	22,388	53,809	59,490
Total gross margin	372,991	369,205	1,173,224	1,011,111

Advertising expense	47,991	42,075	143,628	109,072
Selling, general and administrative expenses	271,301	281,955	822,485	786,879
Tradename impairment charge	90,100	—	90,100	—
Operating (loss) income	(36,401)	45,175	117,011	115,160
Interest income	50	125	140	305
Interest expense	(26,457)	(25,131)	(79,475)	(39,459)
Loss on extinguishment of debt	—	—	(12,675)	(2,158)
(Loss) earnings before income taxes	(62,808)	20,169	25,001	73,848
(Benefit) provision for income taxes	(35,654)	13,168	(5,993)	38,021

Net (loss) earnings including non-controlling interest	(27,154)	7,001	30,994	35,827
Net earnings attributable to non-controlling interest	—	(208)	—	(292)

Net (loss) earnings attributable to common shareholders	$(27,154)	$6,793	$30,994	$35,535

Net (loss) earnings per common share allocated to common shareholders:
Basic	$(0.56)	$0.14	$0.64	$0.74
Diluted	$(0.56)	$0.14	$0.64	$0.74

Weighted-average common shares outstanding:
Basic	48,339	48,009	48,258	47,852
Diluted	48,339	48,254	48,513	48,124

Cash dividends declared per common share	$0.18	$0.18	$0.54	$0.54

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014

Net (loss) earnings including non-controlling interest	$(27,154)	$7,001	$30,994	$35,827

Currency translation adjustments	(2,024)	(12,872)	(378)	(6,881)

Unrealized loss on cash flow hedge, net of tax	(222)	—	(307)	—

Settlement of cash flow hedge, net of tax	—	—	—	399

Comprehensive (loss) income including non-controlling interest	(29,400)	(5,871)	30,309	29,345

Comprehensive income attributable to non-controlling interest:
Net earnings	—	(208)	—	(292)

Currency translation adjustments	—	321	—	—

Amounts attributable to non-controlling interest	—	113	—	(292)

Comprehensive (loss) income attributable to common shareholders	$(29,400)	$(5,758)	$30,309	$29,053

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended
	October 31, 2015	November 1, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings including non-controlling interest	$30,994	$35,827
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	98,162	80,622
Rental product amortization	30,496	30,038
Tradename impairment charge	90,100	—
Loss on extinguishment of debt	12,675	2,158
Amortization of deferred financing costs	5,151	3,014
Amortization of discount on long-term debt	848	589
Share-based compensation	12,614	12,254
Excess tax benefits from share-based plans	(1,104)	(3,736)
(Gain) loss on disposition of assets	(833)	12,247
Asset impairment charges	1,695	302
Deferred tax benefit	(61,108)	(25,763)
Deferred rent expense and other	3,141	2,914
Changes in operating assets and liabilities:
Accounts receivable	7,116	(14,430)
Inventories	(122,294)	(158,449)
Rental product	(45,704)	(27,587)
Other assets	6,210	14,133
Accounts payable, accrued expenses and other current liabilities	28,763	76,565
Income taxes payable	14,372	16,725
Other liabilities	942	1,594

Net cash provided by operating activities	112,236	59,017

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(86,406)	(72,397)
Acquisition of business, net of cash	—	(1,491,393)
Proceeds from sales of property and equipment	2,613	160

Net cash used in investing activities	(83,793)	(1,563,630)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from new term loan	—	1,089,000
Payments on new term loan	(6,250)	—
Payments on previous term loan	—	(97,500)
Proceeds from asset-based revolving credit facility	5,500	340,000
Payments on asset-based revolving credit facility	(5,500)	(340,000)
Proceeds from issuance of senior notes	—	600,000
Deferred financing costs	(3,566)	(51,072)
Cash dividends paid	(26,269)	(26,119)
Purchase of non-controlling interest	—	(6,651)
Proceeds from issuance of common stock	2,454	7,115
Tax payments related to vested deferred stock units	(4,538)	(6,907)
Excess tax benefits from share-based plans	1,104	3,736
Repurchases of common stock	(277)	(251)

Net cash (used in) provided by financing activities	(37,342)	1,511,351

Effect of exchange rate changes	292	(1,274)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,607)	5,464
Balance at beginning of period	62,261	59,252

Balance at end of period	$53,654	$64,716

See Notes to Condensed Consolidated Financial Statements.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Significant Accounting Policies

Basis of Presentation — The condensed consolidated financial statements herein include the accounts of The Men’s Wearhouse, Inc. and its subsidiaries (the “Company”) and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  As applicable under such regulations, certain information and footnote disclosures have been condensed or omitted.  We believe the presentation and disclosures herein are adequate to make the information not misleading, and the condensed consolidated financial statements reflect all elimination entries and normal recurring adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows at the dates and for the periods presented.  Certain prior period amounts have been reclassified to conform to the current period presentation, as further described below in Recent Accounting Pronouncements.

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

Recent Accounting Pronouncements — We have considered all new accounting pronouncements and have concluded there are no new pronouncements that may have a material impact on our results of operations, financial condition, or cash flows, based on current information, except for those listed below.

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet.  ASU 2015-17 is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years.  The guidance may be adopted prospectively or retrospectively and early adoption is permitted.  We are currently evaluating ASU 2015-17 to determine if this guidance will have a material impact on our financial position, results of operations or cash flows.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. ASU 2015-11 simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value.  ASU 2015-11 applies only to inventories for which cost is determined by methods other than last-in first-out and the retail inventory method.  ASU 2015-11 is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years.  Early adoption of ASU 2015-11 is permitted.  We are currently evaluating ASU 2015-11 to determine if this guidance will have a material impact on our financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The guidance requires debt issuance costs related to a recognized debt liability be reported on the balance sheet as a direct deduction from the carrying amount of that debt liability. The guidance is effective for fiscal years and interim periods beginning after December 15, 2015, and is required to be applied retrospectively.  Early adoption is permitted and we adopted ASU 2015-03 in the second quarter of 2015.  Subsequently, in August 2015, the FASB issued No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.  ASU 2015-15 codifies the SEC’s position that it would be allowable for an entity to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the current quarter, we retrospectively adjusted our November 1, 2014 balance sheet by decreasing current assets by $5.8 million, other assets by $34.2 million and long-term debt by $40.0 million, and upon adoption, adjusted our January 31, 2015 balance sheet by decreasing current assets by $5.7 million, other assets by $32.8 million and long-term debt by $38.5 million.  In accordance with ASU 2015-15, we will continue presenting debt issuance costs for our asset-based revolving credit facility as an asset because of the potential volatility of borrowings and repayments under the facility.  The adoption of this guidance had no impact on our results of operations or cash flows.  See Note 4 for a summary of the reclassifications for all periods presented.

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

We incurred integration and other costs related to Jos. A. Bank totaling $4.7 million and $15.5 million for the three and nine months ended October 31, 2015, respectively, which is included in selling, general and administrative expenses (“SG&A”) in the condensed consolidated statement of (loss) earnings.  For the three and nine months ended November 1, 2014, we incurred $27.3 million and $44.7 million, respectively, of integration and other costs related to Jos. A. Bank of which $10.6 million is included in cost of sales for the three and nine months ended November 1, 2014, respectively, and the remainder is included in SG&A in the condensed consolidated statement of (loss) earnings.  For the nine months ended November 1, 2014, we incurred acquisition-related costs for Jos. A. Bank totaling $43.5 million.    For the three and nine months ended October 31, 2015 and the three months ended November 1, 2014, we did not incur any acquisition-related costs.

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

Within the measurement period which closed during the second quarter of 2015, we made purchase accounting adjustments primarily related to deferred income taxes.  None of these measurement period adjustments had a material impact on the purchase price allocation. Goodwill is calculated as the excess of the purchase price over the net assets acquired.  The goodwill recognized is attributable to growth opportunities and expected synergies.  All of the goodwill has been assigned to our retail reporting segment and is non-deductible for tax purposes.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents unaudited pro forma consolidated financial information as if the closing of our acquisition of Jos. A. Bank had occurred on February 3, 2013 (in thousands, except per share data):

For the Nine Months Ended November 1, 2014

Total net sales	$2,668,460
Net earnings attributable to common shareholders	$76,349
Net earnings per common share allocated to common shareholders:
Basic	$1.59
Diluted	$1.58

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

3.  (Loss) Earnings per Share

Basic (loss) earnings per common share allocated to common shareholders is determined using the two-class method and is computed by dividing net (loss) earnings allocated to common shareholders by the weighted-average common shares outstanding during the period.  Diluted (loss) earnings per common share reflect the more dilutive (loss) earnings per common share amount calculated using the treasury stock method or the two-class method.

The following table sets forth the computation of basic and diluted (loss) earnings per common share allocated to common shareholders (in thousands, except per share amounts). Basic and diluted (loss) earnings per common share allocated to common shareholders are computed using the actual net (loss) earnings allocated to common shareholders and the actual weighted-average common shares outstanding rather than the rounded numbers presented within our condensed consolidated statement of (loss) earnings and the accompanying notes.  As a result, it may not be possible to recalculate (loss) earnings per common share allocated to common shareholders in our condensed consolidated statement of (loss) earnings and the accompanying notes.

	For the Three Months Ended		For the Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014

Numerator
Total net (loss) earnings attributable to common shareholders	$(27,154)	$6,793	$30,994	$35,535
Net earnings allocated to participating securities (restricted stock and deferred stock units)	—	(14)	(31)	(100)
Net (loss) earnings allocated to common shareholders	$(27,154)	$6,779	$30,963	$35,435
Denominator
Basic weighted-average common shares outstanding	48,339	48,009	48,258	47,852
Dilutive effect of share-based awards	—	245	255	272
Diluted weighted-average common shares outstanding	48,339	48,254	48,513	48,124
Net (loss) earnings per common share allocated to common shareholders:
Basic	$(0.56)	$0.14	$0.64	$0.74
Diluted	$(0.56)	$0.14	$0.64	$0.74

For the three and nine months ended October 31, 2015, 0.4 million and 0.3 million anti-dilutive shares of common stock were excluded from the calculation of diluted (loss) earnings per common share, respectively.  For each of the three and nine months ended November 1, 2014, 0.2 million anti-dilutive shares of common stock were excluded from the calculation of diluted (loss) earnings per common share.

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

The Credit Facilities and the Senior Notes contain customary non-financial and financial covenants, including fixed charge coverage ratios, total leverage ratios and secured leverage ratios, as well as a restriction on our ability to pay dividends on our common stock in excess of $10.0 million per quarter.  Since entering into these financing arrangements and as of October 31, 2015, our total leverage ratio and secured leverage ratio were above the maximums specified in the agreements, which was anticipated when we entered into these arrangements.  As a result, we are currently subject to certain additional restrictions, including limitations on our ability to make acquisitions and incur additional indebtedness.

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

Credit Facilities

The Term Loan is guaranteed, jointly and severally, by certain of our U.S. subsidiaries and will mature on June 18, 2021.  The interest rate on the Term Loan is based on 3-month LIBOR, which was approximately 0.33% at October 31, 2015.    However, the Term Loan interest rate is subject to a LIBOR floor of 1% per annum, plus the applicable margin which is currently 3.50%, resulting in a total interest rate of 4.50%.  In January 2015, we entered into an interest rate swap agreement to swap variable-rate interest payments for fixed-rate interest payments on a notional amount of $520.0 million, effective in February 2015.  The interest rate swap agreement matures in August 2018 and has periodic interest settlements.  Under this interest rate swap agreement, we receive a floating rate based on 3-month LIBOR and pay a fixed rate of 5.03% (including the applicable margin of 3.50%) on the outstanding notional amount.

On April 7, 2015, we entered into Incremental Facility Agreement No. 1 (the “Incremental Agreement”) resulting in a refinancing of $400.0 million aggregate principal amount of the Term Loan from a variable rate to a fixed rate of 5.0% per annum.  The Incremental Agreement did not impact the total amount borrowed under the Term Loan, the maturity date of the Term Loan of June 18, 2021, or collateral and guarantees under the Term Loan.  In connection with the Incremental Agreement, we incurred deferred financing costs of $3.6 million, which will be amortized over the life of the remaining term using the interest method.  In addition, as a result of entering into the Incremental Agreement, we recorded a loss on extinguishment of debt totaling $12.7 million consisting of the elimination of unamortized deferred financing costs and OID related to the Term Loan, which is included as a separate line in the condensed consolidated statement of (loss) earnings.

As a result of the interest rate swap and the Incremental Agreement, we have converted a majority of the variable interest rate under the Term Loan to a fixed rate and, as of October 31, 2015, the Term Loan had a weighted average interest rate of 4.92%.

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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We utilize letters of credit primarily to secure inventory purchases and as collateral for workers compensation claims.  Except for letters of credit totaling approximately $25.7 million issued and outstanding, no amounts were drawn on the ABL Facility as of October 31, 2015 and we have approximately $436.5 million of borrowing availability under the ABL Facility as of October 31, 2015.

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

Long-Term Debt

The following table provides details on our long-term debt as of October 31, 2015, November 1, 2014 and January 31, 2015 (in thousands):

	October 31, 2015	November 1, 2014	January 31, 2015
Term Loan (net of unamortized original issue discount of $5.6 million at
October 31, 2015, $10.4 million at November 1, 2014 and $10.0 million at January 31, 2015	$1,085,392	$1,089,589	$1,087,232
Senior Notes	600,000	600,000	600,000
Less: Deferred financing costs related to the Term Loan and Senior Notes	(29,186)	(39,983)	(38,546)
Total long-term debt, net	1,656,206	1,649,606	1,648,686
Current portion of long-term debt	(7,000)	(11,000)	(11,000)
Total long-term debt, net of current portion	$1,649,206	$1,638,606	$1,637,686

5.  Supplemental Cash Flows

Supplemental disclosure of cash flow information is as follows (in thousands):

	For the Nine Months Ended
	October 31, 2015	November 1, 2014

Cash paid for interest	$61,895	$8,409
Cash paid for income taxes, net	$32,932	$32,085

Schedule of noncash investing and financing activities:
Cash dividends declared	$9,028	$8,882
Increase in capital in excess of par due to purchase of non-controlling interest	$—	$7,410

We had unpaid capital expenditure purchases included in accounts payable and accrued expenses and other current liabilities of approximately $7.3 million and $8.4 million at October 31, 2015 and November 1, 2014, respectively.  Capital expenditure purchases are recorded as cash outflows from investing activities in the condensed consolidated statement of cash flows in the period they are paid.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.  Inventories

The following table provides details on our inventories as of October 31, 2015, November 1, 2014 and January 31, 2015 (in thousands):

	October 31, 2015	November 1, 2014	January 31, 2015
Finished goods	$1,006,182	$1,039,871	$883,323
Raw materials and merchandise components	54,065	42,483	55,013
Total inventories	$1,060,247	$1,082,354	$938,336

7.  Income Taxes

Our effective income tax rate decreased to 56.8% for the third quarter of 2015 from 65.3% for the third quarter of 2014 and to a benefit of (24.0)% for the first nine months of 2015 from 51.5% for the first nine months of 2014.  Our effective income tax rates in 2014 were significantly impacted by non-deductible transaction costs related to the Jos. A. Bank acquisition.  In the third quarter of 2015, we recorded a $90.1 million non-cash tradename impairment charge for the Jos. A. Bank tradename (see Note 12), which generated a book loss for our combined U.S. entities.  This loss in the U.S. combined with income in foreign jurisdictions with lower tax rates resulted in a negative effective income tax rate for the first nine months of 2015.

8.  Other Current Assets, Accrued Expenses and Other Current Liabilities and Deferred Taxes and Other Liabilities

Other current assets consist of the following (in thousands):

	October 31, 2015	November 1, 2014	January 31, 2015

Tax receivable	$69,830	$26,556	$87,916
Prepaid expenses	42,824	48,354	39,375
Current deferred tax assets	38,736	12,929	23,777
Other	16,681	19,268	18,741
Total other current assets	$168,071	$107,107	$169,809

Accrued expenses and other current liabilities consist of the following (in thousands):

	October 31, 2015	November 1, 2014	January 31, 2015
Accrued salary, bonus, sabbatical, vacation and other benefits	$71,921	$79,165	$83,515
Unredeemed gift certificates	34,477	32,511	39,563
Sales, value added, payroll, property and other taxes payable	34,472	31,075	28,765
Accrued workers compensation and medical costs	28,408	25,331	28,814
Accrued interest	27,207	27,572	15,715
Customer deposits, prepayments and refunds payable	25,715	24,275	24,540
Cash dividends declared	9,028	8,882	8,987
Loyalty program reward certificates	8,181	8,073	6,889
Accrued royalties	6,630	8,392	2,825
Accrued strategic professional fees	1,141	12,126	7,566
Other	17,798	25,869	21,756
Total accrued expenses and other current liabilities	$264,978	$283,271	$268,935

Deferred taxes and other liabilities consist of the following (in thousands):

	October 31, 2015	November 1, 2014	January 31, 2015
Non-current deferred and other income tax liabilities	$275,213	$287,851	$328,271
Deferred rent and landlord incentives	65,764	60,189	61,475
Unfavorable lease liabilities	9,129	12,966	12,040
Other	7,953	6,606	7,540
Total deferred taxes and other liabilities	$358,059	$367,612	$409,326

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.  Accumulated Other Comprehensive (Loss) Income

The following table summarizes the components of accumulated other comprehensive (loss) income for the nine months ended October 31, 2015 (in thousands and net of tax):

	Foreign Currency Translation	Interest Rate Swap	Pension Plan	Total
BALANCE — January 31, 2015	$(4,232)	$(1,665)	$226	$(5,671)

Other comprehensive loss before reclassifications	(378)	(734)	—	(1,112)
Amounts reclassified from accumulated other comprehensive loss	—	427	—	427
Net current-period other comprehensive loss	(378)	(307)	—	(685)

BALANCE — October 31, 2015	$(4,610)	$(1,972)	$226	$(6,356)

The following table summarizes the components of accumulated other comprehensive income for the nine months ended November 1, 2014 (in thousands and net of tax):

	Foreign Currency Translation	Interest Rate Swap	Pension Plan	Total
BALANCE — February 1, 2014	$27,710	$(399)	$—	$27,311

Other comprehensive loss before reclassifications	(6,881)	—	—	(6,881)
Amounts reclassified from accumulated other comprehensive income	—	399	—	399
Net current-period other comprehensive (loss) income	(6,881)	399	—	(6,482)

BALANCE — November 1, 2014	$20,829	$—	$—	$20,829

Amounts reclassified from other comprehensive (loss) income for the nine months ended October 31, 2015 and November 1, 2014, respectively, relate to changes in fair value for interest rate swaps which were recorded within interest expense in the condensed consolidated statement of (loss) earnings.

10.  Non-Controlling Interest

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

We account for share-based awards in accordance with the authoritative guidance regarding share-based payments, which requires the compensation cost resulting from all share-based payment transactions be recognized in the financial statements. The amount of compensation cost is measured based on the grant-date fair value of the instrument issued and is recognized over the vesting period.  Share-based compensation expense recognized for the three and nine months ended October 31, 2015 was $4.2 million and $12.6 million, respectively.  Share-based compensation expense recognized for the three and nine months ended November 1, 2014 was $4.3 million and $12.3 million, respectively.

Non-Vested Deferred Stock Units, Performance Units and Restricted Stock

The following table summarizes the activity of time-based and performance-based awards for the nine months ended October 31, 2015:

	Units		Weighted-Average Grant-Date Fair Value
	Time- Based	Performance-Based	Time- Based	Performance- Based
Non-Vested at January 31, 2015	378,518	170,789	$42.67	$43.94
Granted	360,967	36,844	52.60	57.32
Vested (1)	(231,764)	(18,977)	43.69	46.41
Forfeited	(19,552)	(20,000)	40.17	33.09
Non-Vested at October 31, 2015	488,169	168,656	$49.63	$47.87

(1)          Includes 86,035 shares relinquished for tax payments related to vested deferred stock units for the nine months ended October 31, 2015.

On April 3, 2013, our Board of Directors approved a change in the form of award agreements to be issued for grants of deferred stock units (“DSUs”) to participants under our 2004 Long-Term Incentive Plan.  As revised, the award agreements provide that dividend equivalents, if any, will be accrued during the vesting period for such DSU awards and paid out only upon vesting of the underlying DSUs.  As such, grants of DSU awards on or after April 3, 2013 earn dividends throughout the vesting period which are subject to the same vesting terms as the underlying share award.  Grants of DSUs generally vest over a period of three years.  DSU awards granted prior to April 3, 2013 are entitled to receive non-forfeitable dividend equivalents, if any, when and if paid to shareholders of record at the payment date.  Included in the non-vested time-based awards as of October 31, 2015 are 17,576 DSUs granted prior to April 3, 2013.

Of the 36,844 performance units granted in the first nine months of 2015, 22,645 units represent a contingent right to receive one share of common stock and vest after our 2017 fiscal year, subject to our achievement of a cumulative performance target for fiscal years 2015-2017.

The remaining 14,199 performance units granted in the first nine months of 2015 represent a contingent right to receive up to 2.25 shares of common stock and vest after our 2017 fiscal year, subject to our achievement of a performance target for fiscal 2017.  Assuming the performance target is achieved, the number of performance units earned will be adjusted based on multipliers related to (1) the Company’s adjusted earnings per share for fiscal 2017 and (2) the Company’s relative total shareholder return (“TSR”) compared to the TSR of certain peer companies over a pre-defined period.

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

The following table summarizes the activity of restricted stock for the nine months ended October 31, 2015:

	Shares	Weighted- Average Grant-Date Fair Value
Non-Vested at January 31, 2015	67,790	$37.05
Granted	12,425	50.31
Vested	(44,398)	40.25
Forfeited	(19,360)	27.77
Non-Vested at October 31, 2015	16,457	$49.37

Restricted stock awards receive non-forfeitable dividends, if any, when and if paid to shareholders of record at the payment date.

As of October 31, 2015, we have unrecognized compensation expense related to non-vested DSUs, performance units, and shares of restricted stock of approximately $22.3 million, which is expected to be recognized over a weighted-average period of 1.7 years.

Stock Options

The following table summarizes the activity of stock options for the nine months ended October 31, 2015:

	Shares	Weighted- Average Exercise Price
Outstanding at January 31, 2015	660,283	$38.28
Granted	41,951	57.91
Exercised	(19,617)	33.02
Forfeited	—	—
Expired	—	—
Outstanding at October 31, 2015	682,617	$39.64
Exercisable at October 31, 2015	301,070	$31.83

The weighted-average grant date fair value of the 41,951 stock options granted during the nine months ended October 31, 2015 was $18.63 per share.  The following table summarizes the weighted-average assumptions used to fair value stock options at the date of grant using the Black-Scholes option pricing model for the nine months ended October 31, 2015:

For the Nine Months Ended
October 31, 2015

Risk-free interest rate	1.51%
Expected lives	5.0 years
Dividend yield	1.38%
Expected volatility	39.74%

As of October 31, 2015, we have unrecognized compensation expense related to non-vested stock options of approximately $3.9 million, which is expected to be recognized over a weighted-average period of 1.5 years.

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.  Goodwill and Other Intangible Assets

Goodwill

Goodwill allocated to our reportable segments and changes in the net carrying amount of goodwill for the nine months ended October 31, 2015 are as follows (in thousands):

	Retail	Corporate Apparel	Total
Balance at January 31, 2015	$861,180	$26,756	$887,936
Adjustments to purchase price allocation of acquired businesses	3,062	—	3,062
Translation adjustment	(608)	601	(7)
Balance at October 31, 2015	$863,634	$27,357	$890,991

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

Based on Jos. A. Bank’s results, as well as the recent significant decline in our market capitalization, we concluded that a triggering event occurred that required an interim goodwill impairment test.  During the third quarter of 2015, Jos. A. Bank’s results were impacted by significantly lower than forecasted revenue results primarily due to a greater than expected decline in traffic resulting from our transition away from the historical promotional strategy at Jos. A. Bank.  While the short term decline is greater than we expected, we have implemented several strategies that we expect to offset the decline in revenues resulting in a stable profit model to generate cash flows over the long-term.  Based on the results of our interim goodwill impairment test, as of October 31, 2015, we concluded that our goodwill was not impaired.  However, if we determine we are not likely to meet our projections of future cash flows or if our market capitalization remains at current levels, among other factors, it is possible our annual impairment test in the fourth quarter of 2015 could result in a material impairment of the Jos. A. Bank goodwill.  As of October 31, 2015, goodwill associated with the Jos. A. Bank reporting unit totaled $769.0 million.

Intangible Assets

The gross carrying amount and accumulated amortization of our identifiable intangible assets are as follows (in thousands):

	October 31, 2015	November 1, 2014	January 31, 2015

Amortizable intangible assets:
Carrying amount:
Trademarks and tradenames	$16,516	$16,628	$16,448
Favorable leases	24,118	24,400	24,400
Customer relationships	85,515	86,699	84,788
Total carrying amount	126,149	127,727	125,636
Accumulated amortization:
Trademarks and tradenames	(9,679)	(9,261)	(9,331)
Favorable leases	(4,025)	(1,130)	(1,883)
Customer relationships	(24,507)	(14,659)	(16,468)
Total accumulated amortization	(38,211)	(25,050)	(27,682)
Total amortizable intangible assets, net	87,938	102,677	97,954
Indefinite-lived intangible assets:
Trademarks and tradename, gross	570,333	570,380	570,305
Impairment of Jos. A. Bank tradename	(90,100)	—	—
Trademarks and tradename, net	480,233	570,380	570,305
Total intangible assets, net	$568,171	$673,057	$668,259

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As discussed above, during the third quarter of 2015, we concluded that a triggering event occurred that required an interim impairment test for the Jos. A. Bank tradename.  The fair value of the Jos. A. Bank tradename was estimated using a relief from royalty method, which calculates the present value of savings resulting from the right to sell products without having to pay a royalty fee.  Critical assumptions that are used in this method include future sales projections, an estimated royalty rate and a discount rate.  Based on our analysis, we concluded the Jos. A. Bank tradename was impaired and recorded a non-cash impairment charge of $90.1 million, which is included as a separate line in the condensed statement of (loss) earnings, and relates to our retail segment.  In addition, should the downward revenue trend accelerate during the fourth quarter of 2015 from what we expect or if other valuation inputs such as the royalty rate or discount rate change, it is possible our annual impairment test in the fourth quarter of 2015 could result in an additional impairment charge for the Jos. A. Bank tradename.  As of October 31, 2015, after giving effect to the impairment charge, the book value of the Jos. A. Bank tradename was $449.0 million.

The pre-tax amortization expense associated with intangible assets subject to amortization totaled $3.4 million and $10.5 million for the three and nine months ended October 31, 2015, respectively.  The pre-tax amortization expense associated with intangible assets subject to amortization totaled $3.5 million and $6.5 million for the three and nine months ended November 1, 2014, respectively.  Pre-tax amortization associated with intangible assets subject to amortization at October 31, 2015 is estimated to be $3.9 million for the remainder of fiscal year 2015, $13.7 million for fiscal year 2016, $13.2 million for fiscal year 2017, $12.8 million for fiscal year 2018 and $12.6 million for fiscal year 2019.

For further information on our goodwill and tradename analysis, see the discussion in Management’s Discussion and Analysis in the “Executive Overview” section beginning on page 27 and the “Critical Accounting Policies and Estimates” section beginning on page 40, of this Form 10-Q.

13.  Derivative Financial Instruments

As discussed in Note 4, in January 2015, we entered into an interest rate swap agreement on a notional amount of $520.0 million that matures in August 2018 with periodic interest settlements.  We have designated the interest rate swap as a cash flow hedge of the variability of interest payments under the Term Loan due to changes in the LIBOR benchmark interest rate.  At October 31, 2015, the fair value of the interest rate swap was a liability of $3.2 million with $2.4 million recorded in accrued expenses and other current liabilities and $0.8 million in other liabilities in our consolidated balance sheet.  The effective portion of the swap is reported as a component of accumulated other comprehensive (loss) income.  There was no hedge ineffectiveness at October 31, 2015.  Changes in fair value are reclassified from accumulated other comprehensive (loss) income into earnings in the same period that the hedged item affects earnings.

Over the next 12 months, $2.4 million of the effective portion of the interest rate swap is expected to be reclassified from accumulated other comprehensive (loss) income into earnings.  If, at any time, the interest rate swap is determined to be ineffective, in whole or in part, due to changes in the interest rate swap or underlying debt agreements, the fair value of the portion of the interest rate swap determined to be ineffective will be recognized as a gain or loss in the statement of earnings for the applicable period.

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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value of Financial Instruments

Our financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses and other current liabilities and long-term debt.  Management estimates that, as of October 31, 2015, November 1, 2014, and January 31, 2015, the carrying value of cash, accounts receivable, accounts payable and accrued expenses and other current liabilities approximated their fair value due to the highly liquid or short-term nature of these instruments.

The fair values of our Term Loan and the term loan under the Previous Credit Agreement were valued based upon observable market data provided by a third party for similar types of debt, which we classify as a Level 2 input within the fair value hierarchy.   Beginning in June 2015, the fair value of our Senior Notes is based on quoted prices in active markets, which we classify as a Level 1 input within the fair value hierarchy.  In prior periods, the fair value of our Senior Notes was based on trading data in active markets, which we classified as a Level 2 input within the fair value hierarchy.  The table below shows the fair value and carrying value of our long-term debt, including current maturities (in thousands):

	October 31, 2015		November 1, 2014		January 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt, net	1,656,206	1,711,104	1,649,606	1,718,902	1,648,686	1,706,546

Assets and Liabilities that are Measured at Fair Value on a Non-Recurring Basis

Long-lived assets, such as property and equipment, goodwill and identifiable intangibles, are periodically evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If the asset carrying amount exceeds its fair value, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset.  As discussed in Note 12, during the third quarter of 2015, we recorded an impairment charge related to our Jos. A. Bank tradename totaling $90.1 million.  The fair value of the Jos. A. Bank tradename was based on our own judgments about the assumptions that market participants would use in pricing the asset, which we classified as Level 3 within the fair value hierarchy.

15.  Segment Reporting

Our operations are conducted in two reportable segments, retail and corporate apparel, based on the way we manage, evaluate and internally report our business activities.

The retail segment includes the results from our four retail merchandising brands: Men’s Wearhouse/Men’s Wearhouse and Tux, Jos. A. Bank, Moores Clothing for Men (“Moores”) and K&G.  These four brands are operating segments that have been aggregated into the retail reportable segment.  MW Cleaners is also aggregated in the retail segment as these operations have not had a significant effect on our revenues or expenses.  Specialty apparel merchandise offered by our four retail merchandising concepts include suits, suit separates, sport coats, slacks, business casual, sportswear, outerwear, dress and casual shirts, shoes and accessories for men.  Ladies’ career apparel, sportswear and accessories, including shoes, as well as children’s apparel is also offered at most of our K&G stores.  Tuxedo and suit rentals are offered at our Men’s Wearhouse/Men’s Wearhouse and Tux, Jos. A. Bank and Moores retail stores and tuxedo shops within Macy’s stores.

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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Net sales by brand and reportable segment are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
Net sales:	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
MW(1)	$465,396	$436,107	$1,391,782	$1,307,417
Jos. A. Bank	198,936	233,313	636,704	347,005
K&G	72,733	72,835	257,448	251,474
Moores	55,862	68,724	173,281	199,302
MW Cleaners	8,460	8,183	25,356	24,035
Total retail segment	801,387	819,162	2,484,571	2,129,233

Dimensions and Alexandra (UK)	53,444	59,704	155,474	163,809
Twin Hill	10,615	11,771	30,564	31,147
Total corporate apparel segment	64,059	71,475	186,038	194,956

Total net sales	$865,446	$890,637	$2,670,609	$2,324,189

(1)          MW includes Men’s Wearhouse stores, Men’s Wearhouse and Tux stores, Joseph Abboud store, tuxedo shops within Macy’s and JA Holding.

The following table sets forth supplemental products and services sales information for the Company (in thousands):

	For the Three Months Ended		For the Nine Months Ended
Net sales:	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Men’s tailored clothing product	$351,269	$351,071	$1,109,665	$878,746
Men’s non-tailored clothing product	245,250	263,053	756,699	655,566
Ladies’ clothing product	16,228	16,575	56,827	56,224
Other	3,127	3,748	8,735	7,663
Total retail clothing product	615,874	634,447	1,931,926	1,598,199

Rental services	132,443	132,690	392,621	395,449

Alteration services	44,610	43,842	134,668	111,550
Retail dry cleaning services	8,460	8,183	25,356	24,035
Total alteration and other services	53,070	52,025	160,024	135,585

Corporate apparel clothing product	64,059	71,475	186,038	194,956

Total net sales	$865,446	$890,637	$2,670,609	$2,324,189

Operating (loss) income by reportable segment and the reconciliation to (loss) earnings before income taxes is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
Operating (loss) income:	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Retail	$(38,971)	$39,848	$110,739	$106,117
Corporate apparel	2,570	5,327	6,272	9,043
Operating (loss) income	(36,401)	45,175	117,011	115,160
Interest income	50	125	140	305
Interest expense	(26,457)	(25,131)	(79,475)	(39,459)
Loss on extinguishment of debt	—	—	(12,675)	(2,158)
(Loss) earnings before income taxes	$(62,808)	$20,169	$25,001	$73,848

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

In December 2013, Jos. A. Bank received a subpoena from the Ohio Attorney General requiring the production of certain information relating to its advertising and marketing practices.  Jos. A. Bank produced information in response to the subpoena, cooperated with further information requests and had ongoing communications with the Ohio Attorney General’s office.  On October 9, 2015, the Attorney General’s office issued a letter advising the Company that it was taking no further action at this time. We consider the matter closed.

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

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Men’s Wearhouse, Inc.

Condensed Consolidating Balance Sheet

October 31, 2015

(in thousands)

	The Men’s	Guarantor	Non-Guarantor
	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$771	$2,128	$50,755	$—	$53,654
Accounts receivable, net	21,452	353,807	33,203	(341,560)	66,902
Inventories	252,520	652,080	155,647	—	1,060,247
Other current assets	90,352	69,646	8,073	—	168,071
Total current assets	365,095	1,077,661	247,678	(341,560)	1,348,874
Property and equipment, net	311,313	197,503	39,665	—	548,481
Rental product, net	121,983	7,150	18,211	—	147,344
Goodwill	6,159	837,532	47,300	—	890,991
Intangible assets, net	213	546,937	21,021	—	568,171
Investments in subsidiaries	2,418,994	—	—	(2,418,994)	—
Other assets	40,961	858	8,831	(42,132)	8,518
Total assets	$3,264,718	$2,667,641	$382,706	$(2,802,686)	$3,512,379

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$399,292	$128,803	$46,985	$(341,560)	$233,520
Accrued expenses and other current liabilities	146,102	111,308	21,801	—	279,211
Current maturities of long-term debt	7,000	—	—	—	7,000
Total current liabilities	552,394	240,111	68,786	(341,560)	519,731
Long-term debt, net	1,649,206	—	33,432	(33,432)	1,649,206
Deferred taxes and other liabilities	77,735	277,783	11,241	(8,700)	358,059
Shareholders’ equity	985,383	2,149,747	269,247	(2,418,994)	985,383
Total liabilities and shareholders’ equity	$3,264,718	$2,667,641	$382,706	$(2,802,686)	$3,512,379

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Men’s Wearhouse, Inc.

Condensed Consolidating Balance Sheet

November 1, 2014

(in thousands)

	The Men’s	Guarantor	Non-Guarantor
	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,214	$8,719	$54,783	$—	$64,716
Accounts receivable, net	13,165	194,027	44,240	(167,378)	84,054
Inventories	161,148	756,770	164,436	—	1,082,354
Other current assets	59,408	40,427	7,272	—	107,107
Total current assets	234,935	999,943	270,731	(167,378)	1,338,231
Property and equipment, net	304,461	224,315	41,003	—	569,779
Rental product, net	97,330	13,094	19,155	—	129,579
Goodwill	6,159	834,929	51,678	—	892,766
Intangible assets, net	320	648,031	24,706	—	673,057
Investments in subsidiaries	2,352,986	—	—	(2,352,986)	—
Other assets	69,178	680	9,980	(69,806)	10,032
Total assets	$3,065,369	$2,720,992	$417,253	$(2,590,170)	$3,613,444

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$193,913	$182,338	$54,772	$(167,378)	$263,645
Accrued expenses and other current liabilities	105,604	161,769	29,488	—	296,861
Current maturities of long-term debt	11,000	—	—	—	11,000
Total current liabilities	310,517	344,107	84,260	(167,378)	571,506
Long-term debt, net	1,638,606	—	59,906	(59,906)	1,638,606
Deferred taxes and other liabilities	80,526	285,293	11,693	(9,900)	367,612
Shareholders’ equity	1,035,720	2,091,592	261,394	(2,352,986)	1,035,720
Total liabilities and shareholders’ equity	$3,065,369	$2,720,992	$417,253	$(2,590,170)	$3,613,444

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Men’s Wearhouse, Inc.

Condensed Consolidating Balance Sheet

January 31, 2015

(in thousands)

	The Men’s	Guarantor	Non-Guarantor
	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,262	$4,857	$39,142	$—	$62,261
Accounts receivable, net	20,304	422,930	35,303	(405,271)	73,266
Inventories	285,309	510,651	142,376	—	938,336
Other current assets	105,507	58,792	5,510	—	169,809
Total current assets	429,382	997,230	222,331	(405,271)	1,243,672
Property and equipment, net	306,597	221,454	38,023	—	566,074
Rental product, net	107,908	8,318	16,446	—	132,672
Goodwill	6,159	834,470	47,307	—	887,936
Intangible assets, net	293	645,388	22,578	—	668,259
Investments in subsidiaries	2,405,680	—	—	(2,405,680)	—
Other assets	42,279	681	9,671	(43,032)	9,599
Total assets	$3,298,298	$2,707,541	$356,356	$(2,853,983)	$3,508,212

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$449,102	$120,499	$45,537	$(405,271)	$209,867
Accrued expenses and other current liabilities	145,943	101,363	23,238	—	270,544
Current maturities of long- term debt	11,000	—	—	—	11,000
Total current liabilities	606,045	221,862	68,775	(405,271)	491,411
Long-term debt, net	1,637,686	—	33,432	(33,432)	1,637,686
Deferred taxes and other liabilities	84,778	323,376	10,772	(9,600)	409,326
Shareholders’ equity	969,789	2,162,303	243,377	(2,405,680)	969,789
Total liabilities and shareholders’ equity	$3,298,298	$2,707,541	$356,356	$(2,853,983)	$3,508,212

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Men’s Wearhouse, Inc.

Condensed Consolidating Statement of (Loss) Earnings

(in thousands)

	The Men’s	Guarantor	Non-Guarantor
	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Three months ended October 31, 2015:
Net sales	$464,380	$448,712	$109,306	$(156,952)	$865,446
Cost of sales	241,412	340,652	67,343	(156,952)	492,455
Gross margin	222,968	108,060	41,963	—	372,991
Operating expenses	186,467	197,899	29,487	(4,461)	409,392
Operating income (loss)	36,501	(89,839)	12,476	4,461	(36,401)
Other income and expenses, net	4,461	—	—	(4,461)	—
Interest income	682	1,003	40	(1,675)	50
Interest expense	(27,278)	(579)	(275)	1,675	(26,457)
Earnings (loss) before income taxes	14,366	(89,415)	12,241	—	(62,808)
Provision (benefit) for income taxes	8,524	(44,859)	681	—	(35,654)
Earnings (loss) before equity in net loss of subsidiaries	5,842	(44,556)	11,560	—	(27,154)
Equity in loss of subsidiaries	(32,996)	—	—	32,996	—
Net (loss) earnings attributable to common shareholders	$(27,154)	$(44,556)	$11,560	$32,996	$(27,154)
Comprehensive (loss) income	$(29,400)	$(44,556)	$9,536	$35,020	$(29,400)

Three months ended November 1, 2014:
Net sales	$435,285	$453,905	$128,429	$(126,982)	$890,637
Cost of sales	344,575	227,532	76,307	(126,982)	521,432
Gross margin	90,710	226,373	52,122	—	369,205
Operating expenses	178,233	114,729	34,331	(3,263)	324,030
Operating (loss) income	(87,523)	111,644	17,791	3,263	45,175
Other income and expenses, net	3,658	(395)	—	(3,263)	—
Interest income	329	12	108	(324)	125
Interest expense	(25,032)	(40)	(383)	324	(25,131)
(Loss) earnings before income taxes	(108,568)	111,221	17,516	—	20,169
(Benefit) provision for income taxes	(39,908)	48,891	4,185	—	13,168
(Loss) earnings before equity in net income of subsidiaries	(68,660)	62,330	13,331	—	7,001
Equity in earnings of subsidiaries	75,661	—	—	(75,661)	—
Net earnings including non-controlling interest	7,001	62,330	13,331	(75,661)	7,001
Net earnings attributable to non-controlling interest	(208)	—	(208)	208	(208)
Net earnings attributable to common shareholders	$6,793	$62,330	$13,123	$(75,453)	$6,793
Comprehensive (loss) income	$(5,758)	$62,330	$251	$(62,581)	$(5,758)

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Men’s Wearhouse, Inc.

Condensed Consolidating Statement of Earnings

(in thousands)

	The Men’s	Guarantor	Non-Guarantor
	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Nine months ended October 31, 2015:
Net sales	$1,388,910	$1,369,352	$328,755	$(416,408)	$2,670,609
Cost of sales	701,191	1,010,107	202,495	(416,408)	1,497,385
Gross margin	687,719	359,245	126,260	—	1,173,224
Operating expenses	563,251	414,870	90,649	(12,557)	1,056,213
Operating income (loss)	124,468	(55,625)	35,611	12,557	117,011
Other income and expenses, net	11,543	1,014	—	(12,557)	—
Interest income	1,831	2,672	103	(4,466)	140
Interest expense	(81,579)	(1,535)	(827)	4,466	(79,475)
Loss on extinguishment of debt	(12,675)	—	—	—	(12,675)
Earnings (loss) before income taxes	43,588	(53,474)	34,887	—	25,001
Provision (benefit) for income taxes	18,152	(32,771)	8,626	—	(5,993)
Earnings (loss) before equity in net income of subsidiaries	25,436	(20,703)	26,261	—	30,994
Equity in earnings of subsidiaries	5,558	—	—	(5,558)	—
Net earnings (loss) attributable to common shareholders	$30,994	$(20,703)	$26,261	$(5,558)	$30,994
Comprehensive income (loss)	$30,309	$(20,703)	$25,883	$(5,180)	$30,309

Nine months ended November 1, 2014:
Net sales	$1,303,738	$1,051,976	$363,111	$(394,636)	$2,324,189
Cost of sales	774,707	713,272	219,735	(394,636)	1,313,078
Gross margin	529,031	338,704	143,376	—	1,011,111
Operating expenses	593,263	212,373	100,921	(10,606)	895,951
Operating (loss) income	(64,232)	126,331	42,455	10,606	115,160
Other income and expenses, net	9,477	1,129	—	(10,606)	—
Interest income	1,314	343	262	(1,614)	305
Interest expense	(39,643)	(370)	(1,060)	1,614	(39,459)
Loss on extinguishment of debt	(2,158)	—	—	—	(2,158)
(Loss) earnings before income taxes	(95,242)	127,433	41,657	—	73,848
(Benefit) provision for income taxes	(27,733)	55,672	10,082	—	38,021
(Loss) earnings before equity in net income of subsidiaries	(67,509)	71,761	31,575	—	35,827
Equity in earnings of subsidiaries	103,336	—	—	(103,336)	—
Net earnings including non-controlling interest	35,827	71,761	31,575	(103,336)	35,827
Net earnings attributable to non-controlling interest	(292)	—	(292)	292	(292)
Net earnings attributable to common shareholders	$35,535	$71,761	$31,283	$(103,044)	$35,535
Comprehensive income	$29,053	$71,761	$24,402	$(96,163)	$29,053

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Men’s Wearhouse, Inc.

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended October 31, 2015

(in thousands)

	The Men’s	Guarantor	Non-Guarantor
	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$73,276	$19,237	$19,723	$—	$112,236

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(55,857)	(22,147)	(8,402)	—	(86,406)
Proceeds from sales of property and equipment	2,586	27	—	—	2,613
Net cash used in investing activities	(53,271)	(22,120)	(8,402)	—	(83,793)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on new term loan	(6,250)	—	—	—	(6,250)
Proceeds from asset-based revolving credit facility	5,500	—	—	—	5,500
Payments on asset-based revolving credit facility	(5,500)	—	—	—	(5,500)
Deferred financing costs	(3,566)	—	—	—	(3,566)
Cash dividends paid	(26,269)	—	—	—	(26,269)
Proceeds from issuance of common stock	2,454	—	—	—	2,454
Tax payments related to vested deferred stock units	(4,538)	—	—	—	(4,538)
Excess tax benefits from share-based plans	950	154	—	—	1,104
Repurchases of common stock	(277)	—	—	—	(277)
Net cash (used in) provided by financing activities	(37,496)	154	—	—	(37,342)
Effect of exchange rate changes	—	—	292	—	292
(Decrease) increase in cash and cash equivalents	(17,491)	(2,729)	11,613	—	(8,607)
Cash and cash equivalents at beginning of period	18,262	4,857	39,142	—	62,261
Cash and cash equivalents at end of period	$771	$2,128	$50,755	$—	$53,654

THE MEN’S WEARHOUSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Men’s Wearhouse, Inc.

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended November 1, 2014

(in thousands)

	The Men’s	Guarantor	Non-Guarantor
	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$360,468	$(324,183)	$22,732	$—	$59,017

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(51,329)	(13,510)	(7,558)	—	(72,397)
Acquisition of business, net of cash	(1,820,308)	328,915	—	—	(1,491,393)
Proceeds from sales of property and equipment	160	—	—	—	160
Net cash (used in) provided by investing activities	(1,871,477)	315,405	(7,558)	—	(1,563,630)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from new term loan	1,089,000	—	—	—	1,089,000
Payments on previous term loan	(97,500)	—	—	—	(97,500)
Proceeds from asset-based revolving credit facility	340,000	—	—	—	340,000
Payments on asset-based revolving credit facility	(340,000)	—	—	—	(340,000)
Proceeds from issuance of senior notes	600,000	—	—	—	600,000
Deferred financing costs	(51,072)	—	—	—	(51,072)
Cash dividends paid	(26,119)	—	—	—	(26,119)
Purchase of non-controlling interest	(6,651)	—	—	—	(6,651)
Proceeds from issuance of common stock	7,115	—	—	—	7,115
Tax payments related to vested deferred stock units	(6,907)	—	—	—	(6,907)
Excess tax benefits from share-based plans	3,194	542	—	—	3,736
Repurchases of common stock	(251)	—	—	—	(251)
Net cash provided by financing activities	1,510,809	542	—	—	1,511,351
Effect of exchange rate changes	—	—	(1,274)	—	(1,274)
(Decrease) increase in cash and cash equivalents	(200)	(8,236)	13,900	—	5,464
Cash and cash equivalents at beginning of period	1,414	16,955	40,883	—	59,252
Cash and cash equivalents at end of period	$1,214	$8,719	$54,783	$—	$64,716

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For supplemental information, we suggest that “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) be read in conjunction with the corresponding section included in our Annual Report on Form 10-K for the year ended January 31, 2015.  References herein to years are to our 52-week or 53-week fiscal year, which ends on the Saturday nearest January 31 in the following calendar year.  For example, references to “2015” mean the 52-week fiscal year ending January 30, 2016.

Executive Overview

Background

We are the largest specialty retailer of men’s suits and the largest provider of rental product in the U.S. and Canada with 1,748 stores including tuxedo shops within Macy’s stores.  Our operations are conducted in two reportable segments, retail and corporate apparel, based on the way we manage, evaluate and internally report our business activities.  Refer to Note 15 of Notes to Condensed Consolidated Financial Statements and the discussion included in “Results of Operations” below for additional information and disclosures regarding our reporting segments.

We conduct our retail segment as a specialty apparel retailer offering suits, suit separates, sport coats, slacks, business casual, sportswear, outerwear, dress and casual shirts, shoes and accessories primarily for men.  We offer our products and services through multiple brands and channels including The Men’s Wearhouse/Men’s Wearhouse and Tux (“Men’s Wearhouse”), Jos. A. Bank, Moores Clothing for Men (“Moores”), K&G and the Internet at www.menswearhouse.com, www.josbank.com and www.josephabboud.com.  Our stores are located throughout the United States (“U.S.”), Puerto Rico and Canada and carry a wide selection of exclusive and non-exclusive merchandise brands.  Tuxedo and suit rentals are offered at our Men’s Wearhouse, Jos. A. Bank and Moores retail stores and tuxedo shops within Macy’s stores.  In addition, we offer our customers alteration services and most of our K&G stores offer ladies’ career apparel, sportswear, accessories and shoes and children’s apparel.  We also conduct retail dry cleaning, laundry and heirlooming operations through MW Cleaners in Texas.

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

In 2016, we will launch a holding company called Tailored Brands.  We believe that the holding company structure will allow us to further leverage our shared services platform and support, nurture and augment our family of brands.

On June 18, 2014, we acquired 100% of the outstanding common stock of Jos. A. Bank, a men’s specialty apparel retailer, for $65.00 net per share in cash, or total consideration of approximately $1.8 billion.  We believe that Jos. A. Bank’s business model in conjunction with our business model will create meaningful opportunities for future growth and operational synergies.  The comparability of our results is affected by the inclusion of Jos. A. Bank’s results for the entire nine month period ended October 31, 2015, while last year’s operations include Jos. A. Bank’s results beginning on June 18, 2014.

On June 10, 2015, we entered into a 10-year agreement with Macy’s, Inc. to operate men’s tuxedo rental shops inside 300 Macy’s stores.  As of October 31, 2015, we had opened 12 tuxedo shops within Macy’s stores, Tuxedo Shop @ Macy’s, with the remainder to open during 2016.  In addition, we will collaborate with Macy’s to develop an online tuxedo rental shop on www.macys.com.

Third Quarter Discussion

Key performance metrics for the quarter ended October 31, 2015 include:

•                  Net sales decrease of 2.8%

•                  Comparable sales increase at Men’s Wearhouse and K&G of 5.3% and 3.7%, respectively, while comparable sales at Jos. A. Bank and Moores decreased 14.6% and 5.4%, respectively.

•                  Results for the third quarter of 2015 and 2014 include acquisition, integration and other costs of $5.1 million and $27.3 million, respectively, primarily related to Jos. A. Bank.

•                  Pre-tax, non-cash Jos. A. Bank tradename impairment charge of $90.1 million

•                  Diluted loss per share of $0.56

During the third quarter, our Men’s Wearhouse brand performed well, generating a comparable sales increase of 5.3%, with clothing comparable sales of 7.2% and a rental service comparable sales increase of 0.7%.  However, this was offset by Jos. A. Bank’s comparable sales decrease of 14.6%, primarily due to a decline in traffic as we transition away from Jos. A. Bank’s historical promotional strategy.

Subsequent to our acquisition of Jos. A. Bank on June 18, 2014, we focused on (a) integrating the people, processes and systems, including point-of-sale, merchandising, and back office, (b) realizing significant cost synergies, (c) introducing new, updated and expanded assortments in the Jos. A. Bank stores,  (d) making changes to the Jos. A. Bank promotional and brand building strategies, and (e) identifying and implementing new revenue growth initiatives, including the expansion of tuxedo and suit rental into all Jos. A. Bank stores.

While we have had success in many of these initiatives, we have been challenged in growing revenue opportunities.  After we completed the integration, we were able to develop a firmer grasp of the Jos. A. Bank business and promotional model.  As our understanding of the Jos. A. Bank business grew, we discovered that the historical promotional pricing model at Jos. A. Bank had been delivering diminishing returns over time, and we realized that attaining revenue synergies was going to require eliminating the most unhealthy promotional offers.

Moreover, during the second and third quarters of 2015, the effectiveness of the existing Jos. A. Bank promotional model began to deteriorate more quickly than we had anticipated. As a result, we made the decision to accelerate the transition away from the harmful promotional cadence by removing the most excessive offers (the Buy-One-Get-Three Free or more events), and began seeking sustainable volume and margin growth.

As noted above, Jos. A. Bank experienced a comparable sales decrease of 14.6%, which was far below our expectations.  This decrease was primarily driven by a decline in traffic as we reduced the number of Buy-One-Get-Two Free and Buy-One-Get Three Free events towards the end of the third quarter in anticipation of a final Buy-One-Get-Three Free event, which occurred on October 22 through 25, 2015. Based on this third quarter trend, we currently expect comparable sales at Jos. A. Bank to further deteriorate significantly during the fourth quarter of 2015.

While we expected some top-line volatility as we changed the promotional model, we did not anticipate that the impact on top-line sales from the traffic decline would occur to the degree it did.  Despite these results, we continue to believe that transitioning away from the unsustainable promotional strategy we inherited from Jos. A. Bank and the introduction of our new promotional strategy will provide a foundation for long-term profitability at the Jos. A. Bank brand.  Although we anticipate continuing declines in traffic and in units per transaction, we have introduced new promotional offers that do not require large quantity purchases and are better aligned with how our customers have told us they prefer to shop.  Our customer research indicates while our existing customers appreciate our quality and value, many dislike being forced to buy in quantity and many of our prospective Jos. A. Bank customers found our promotional offers confusing and causing them to question the quality of our products.

On November 5, 2015, we announced our preliminary results for the third quarter and an updated fiscal 2015 outlook. Based on Jos. A. Bank’s results in the third quarter of 2015 as well as the recent significant decline in our market capitalization that occurred subsequent to our November 5th announcement, we concluded a triggering event occurred that required an interim test for impairment of its tradename and goodwill.  Based on our analysis, we concluded that the Jos. A. Bank tradename was impaired and recorded a non-cash impairment charge of $90.1 million.  We further concluded, based on our analysis that there was no goodwill impairment, as of October 31, 2015. However, if we determine we are not likely to meet the projections used in our interim impairment tests or if our market capitalization remains at current levels, it is possible that our annual impairment tests in the fourth quarter of 2015 could result in a material impairment of the Jos. A. Bank goodwill and an additional impairment of its tradename.  For additional information on our tradename and goodwill analysis, see Note 12 to Condensed Consolidated Financial Statements and the discussion under “Critical Accounting Policies and Estimates” beginning on page 40 of this Form 10-Q.

Store Data

The following table presents information with respect to retail apparel stores and tuxedo shops within Macy’s stores in operation during each of the respective fiscal periods:

	For the Three Months Ended		For the Nine Months Ended		For the Year Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014	January 31, 2015

Open at beginning of period:	1,754	1,756	1,758	1,124	1,124
Acquired from Jos. A. Bank(1)	—	—	—	624	624
Opened (2)	18	20	32	45	60
Closed	(24)	(16)	(42)	(33)	(50)
Open at end of the period	1,748	1,760	1,748	1,760	1,758

Men’s Wearhouse(2)	709	686	709	686	698
Men’s Wearhouse and Tux	183	223	183	223	210
Tuxedo shops @ Macy’s	12	—	12	—	—
Jos. A. Bank(1)	633	637	633	637	636
Moores	123	122	123	122	123
K&G	88	92	88	92	91
	1,748	1,760	1,748	1,760	1,758

(1)             Excludes franchise stores.

(2)             For 2015, includes one Joseph Abboud store.

During the first nine months of 2015, we opened 32 stores/tuxedo shops (12 Men’s Wearhouse stores, 12 tuxedo shops within Macy’s stores, six Jos. A. Bank stores, one Joseph Abboud store and one Moores store).  We closed 42 stores (27 Men’s Wearhouse and Tux stores, nine Jos. A. Bank stores, three K&G stores, two Men’s Wearhouse stores and one Moores store).

Seasonality

Our sales and net earnings are subject to seasonal fluctuations.  Our rental revenues are heavily concentrated in the second and third quarters due to prom and wedding seasons while the fourth quarter is considered the seasonal low point for rentals.  In addition, Jos. A. Bank has historically experienced increased customer traffic during the holiday season and its increased marketing efforts during the holiday season have historically resulted in sales and net earnings generated in the fourth quarter that are significantly larger as compared to the other three quarters.  We do not currently know whether this trend will continue in the current year’s fourth quarter given the change in promotional strategy.  With respect to corporate apparel sales and operating results, seasonal fluctuations are not significant but customer decisions to rebrand or revise their corporate wear programs can cause significant variations in period results.  Because of these fluctuations in our sales, results for any quarter are not necessarily indicative of the results that may be achieved for the full year.

Results of Operations

For the Three Months Ended October 31, 2015 Compared to the Three Months Ended November 1, 2014

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	For the Three Months Ended (1)
	October 31,	November 1,
	2015	2014
Net sales:
Retail clothing product	71.2%	71.2%
Rental services	15.3	14.9
Alteration and other services	6.1	5.8
Total retail sales	92.6	92.0
Corporate apparel clothing product	7.4	8.0
Total net sales	100.0%	100.0%
Cost of sales (2):
Retail clothing product	44.5	45.3
Rental services	16.2	25.3
Alteration and other services	68.3	71.5
Occupancy costs	14.3	14.0
Total retail cost of sales	55.7	57.7
Corporate apparel clothing product	71.5	68.7
Total cost of sales	56.9	58.6
Gross margin (2):
Retail clothing product	55.5	54.7
Rental services	83.8	74.7
Alteration and other services	31.7	28.6
Occupancy costs	(14.3)	(14.0)
Total retail gross margin	44.3	42.3
Corporate apparel clothing product	28.5	31.3
Total gross margin	43.1	41.5
Advertising expense	5.5	4.7
Selling, general and administrative expenses	31.3	31.7
Tradename impairment charge	10.4	—
Operating (loss) income	(4.2)	5.1
Interest income	0.0	0.0
Interest expense	(3.1)	(2.8)
(Loss) earnings before income taxes	(7.3)	2.3
(Benefit) provision for income taxes	(4.1)	1.5
Net (loss) earnings including non-controlling interest	(3.1)	0.8
Net earnings attributable to non-controlling interest	—	0.0
Net (loss) earnings attributable to common shareholders	(3.1)%	0.8%

(1)             Percentage line items may not sum to totals due to the effect of rounding.

(2)             Calculated as a percentage of related sales.

Net Sales

Total net sales decreased $25.2 million, or 2.8%, to $865.4 million for the third quarter of 2015 as compared to the third quarter of 2014.

Total retail sales decreased $17.8 million, or 2.2%, to $801.4 million for the third quarter of 2015 as compared to the third quarter of 2014 primarily due to a decrease in clothing product sales at Jos. A. Bank and unfavorable currency fluctuations at our Canadian operations, partially offset by increased sales at Men’s Wearhouse.  The net decrease is attributable to the following:

(in millions)	Amount Attributed to
$21.6	5.3% increase in comparable sales at Men’s Wearhouse.
(31.0)	14.6% decrease in comparable sales at Jos. A. Bank.
2.5	3.7% increase in comparable sales at K&G.
(3.0)	5.4% decrease in comparable sales at Moores(1).
5.5	Increase from net sales of stores opened in 2014, relocated stores and expanded stores not yet included in comparable sales.
5.0	Increase in net sales from new stores opened in 2015.
(9.4)	Decrease in net sales resulting from closed stores.
(11.0)	Decrease in net sales resulting from change in U.S./Canadian dollar exchange rate.
2.0	Other.
$(17.8)	Decrease in total retail sales.

(1)             Comparable sales percentages for Moores are calculated using Canadian dollars.

Comparable sales exclude the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period and include e-commerce net sales.  We operate our business using an omnichannel approach and do not differentiate e-commerce sales from our other channels.

The increase at Men’s Wearhouse resulted primarily from increased average transactions per store that more than offset decreased units sold per transaction while average unit retails (net selling prices) were flat.  The decrease at Jos. A. Bank resulted primarily from decreased average transactions per store partially offset by increased units sold per transaction. The increase at K&G resulted from increased average transactions per store and average unit retails while units sold per transaction were flat. The decrease at Moores resulted from decreased average transactions per store, units sold per transaction and average unit retails, driven by macroeconomic conditions in Canada.  At Men’s Wearhouse, rental service comparable sales increased 0.7% due to an increase in rental rates partially offset by a decrease in unit rentals.

Total corporate apparel clothing product sales decreased $7.4 million for the third quarter of 2015 as compared to the third quarter of 2014.  UK corporate apparel sales decreased $6.3 million due mainly to the impact of a weaker pound Sterling this year compared to last year as well as lower sales from existing customer programs.  U.S. corporate apparel sales decreased $1.1 million primarily due to lower sales from existing customer programs.

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

Our total gross margin increased $3.8 million, or 1.0%, to $373.0 million in the third quarter of 2015 as compared to the third quarter of 2014.  During the third quarter of 2014, $11.8 million of an inventory valuation step up for Jos. A. Bank and a $10.6 million charge to rationalize our rental inventory to allow for more productive rental styles were recognized and negatively impacted last year’s gross margin results.

Total retail segment gross margin increased $7.9 million, or 2.3%, from the same prior year quarter to $354.7 million in the third quarter of 2015.  As a percentage of related sales, retail segment gross margin increased from 42.3% in the third quarter of 2014 to 44.3% in the third quarter of 2015 driven primarily by an increase in the rental services gross margin rate as last year’s rate was impacted by the $10.6 million charge to rationalize our rental inventory as well as a higher retail clothing product gross margin rate, which was impacted last year by the inventory step up at Jos. A. Bank.  However, during the third quarter of 2015, retail segment gross margin was negatively impacted by the clearance of merchandise through our e-commerce channel, primarily at Men’s Wearhouse.

Occupancy costs increased $0.3 million while occupancy costs as a percentage of retail sales, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, increased from 14.0% to 14.3% for the third quarter of 2015 compared to the third quarter of 2014, primarily due to deleverage resulting from lower retail sales.

Corporate apparel gross margin decreased $4.1 million, or 18.4%, in the third quarter of 2015 primarily due to unfavorable currency impacts at our UK operations and changes in the sales mix.  For the corporate apparel segment, total gross margin as a percentage of related sales decreased from 31.3% in the third quarter of 2014 to 28.5% in the third quarter of 2015 primarily due to unfavorable currency impacts at our UK operations.

Advertising Expense

Advertising expense increased to $48.0 million in the third quarter of 2015 from $42.1 million in the third quarter of 2014, an increase of $5.9 million, or 14.1%.  The increase was primarily due to a shift in timing of marketing initiatives.  As a percentage of total net sales, advertising expense increased from 4.7% in the third quarter of 2014 to 5.5% in the third quarter of 2015.

Selling, General and Administrative Expenses

SG&A expenses decreased to $271.3 million in the third quarter of 2015 from $282.0 million in the third quarter of 2014, a decrease of $10.7 million, or 3.8%.  As a percentage of total net sales, these expenses decreased from 31.7% in the third quarter of 2014 to 31.3% in the third quarter of 2015.  The components of this 0.4% net decrease in SG&A expenses as a percentage of total net sales and the related absolute dollar changes were as follows:

%	in millions	Attributed to
(1.4)	$(12.2)

Decrease in acquisition, integration and other items as a percentage of sales from 1.9% in the third quarter of 2014 to 0.5% in the third quarter of 2015. For the third quarter of 2015 these costs totaled $4.8 million, related primarily to Jos. A. Bank integration and other costs, asset impairment charges, partially offset by a gain on the sale of property. For the third quarter of 2014, these costs totaled $17.0 million, related primarily to Jos. A. Bank acquisition and integration costs.

0.7	3.3

Increase in store salaries as a percentage of sales from 11.9% in the third quarter of 2014 to 12.6% in the third quarter of 2015 primarily due to deleverage resulting from lower retail sales. Store salaries on an absolute dollar basis increased $3.3 million primarily due to higher commissions at Men’s Wearhouse resulting from higher net sales.

0.3	(1.8)

Increase in other SG&A expenses as a percentage of sales from 17.5% in the third quarter of 2014 to 17.8% in the third quarter of 2015. On an absolute dollar basis, other SG&A expenses decreased $1.8 million primarily due to decreases in non-store payroll costs, including incentive compensation, partially offset by higher benefit costs.

(0.4)%	$(10.7)	Total

In the retail segment, SG&A expenses as a percentage of related net sales decreased from 32.4% in the third quarter of 2014 to 32.0% in the third quarter of 2015.  On an absolute dollar basis, retail segment SG&A expenses decreased $9.3 million primarily due to decreases in acquisition, integration and other items compared to the third quarter of 2014.

In the corporate apparel segment, SG&A expenses as a percentage of related net sales increased from 23.2% in the third quarter of 2014 to 23.7% in the third quarter of 2015.  On an absolute dollar basis, corporate apparel segment SG&A expenses decreased $1.4 million.

Tradename Impairment Charge

During the third quarter, we concluded that a triggering event occurred that required an interim impairment test for the Jos. A. Bank tradename.  Based on our analysis, we concluded the Jos. A. Bank tradename was impaired and recorded a non-cash, pre-tax impairment charge of $90.1 million.  Refer to Note 12 of Notes to Condensed Consolidated Financial Statements and as previously discussed in MD&A on page 27 for additional information.

Provision for Income Tax

Our effective income tax rate decreased from 65.3% for the third quarter of 2014 to 56.8% for the third quarter of 2015 primarily due to a decrease in permanent items, consisting of non-deductible transaction costs related to the Jos. A. Bank acquisition in 2014 and the Jos. A. Bank tradename impairment charge in 2015, resulting in our effective tax rate being a benefit for the third quarter of 2015.  Furthermore, the foreign jurisdictions in which we operate had profitability which require us to provide for income tax, specifically, our operations in Canada and the United Kingdom.  For the third quarter of 2015 and 2014, the statutory tax rates in Canada and the United Kingdom were approximately 26% and 20%, respectively, which favorably impacted our effective tax rate.  For the third quarter of 2015 and 2014, tax expense for our operations in foreign jurisdictions totaled $2.8 million and $3.7 million, respectively.

Our income tax expense and effective income tax rate in future periods may be impacted by many factors, including our geographic mix of earnings and changes in tax laws.  Currently, we expect our effective tax rate in future periods to be lower than the statutory U.S. combined federal and state tax rate based on the expected geographic mix of earnings.  In addition, if there are additional impairment charges and/or our financial results in the fourth quarter of 2015 cause us to be in a cumulative 3-year loss position, we may need to establish a valuation allowance on our deferred tax assets, which could have a material impact on our financial condition and results of operations.

Net Loss Attributable to Common Shareholders

Net loss attributable to common shareholders was $27.2 million for the third quarter of 2015 compared with net earnings of $6.8 million for the third quarter of 2014.

For the Nine Months Ended October 31, 2015 Compared to the Nine Months Ended November 1, 2014

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	For the Nine Months Ended (3)
	October 31,	November 1,
	2015	2014
Net sales:
Retail clothing product	72.3%	68.8%
Rental services	14.7	17.0
Alteration and other services	6.0	5.8
Total retail sales	93.0	91.6
Corporate apparel clothing product	7.0	8.4
Total net sales	100.0%	100.0%
Cost of sales (4):
Retail clothing product	44.0	45.2
Rental services	16.0	19.0
Alteration and other services	68.4	72.1
Occupancy costs	13.8	13.3
Total retail cost of sales	54.9	55.3
Corporate apparel clothing product	71.1	69.5
Total cost of sales	56.1	56.6
Gross margin (4):
Retail clothing product	56.0	54.8
Rental services	84.0	81.0
Alteration and other services	31.6	27.9
Occupancy costs	(13.8)	(13.3)
Total retail gross margin	45.1	44.7
Corporate apparel clothing product	28.9	30.5
Total gross margin	43.9	43.6
Advertising expense	5.4	4.7
Selling, general and administrative expenses	30.8	33.9
Tradename impairment charge	3.4	—
Operating income	4.4	5.0
Interest income	0.0	0.0
Interest expense	(3.0)	(1.7)
Loss on extinguishment of debt	(0.5)	(0.1)
Earnings before income taxes	0.9	3.2
(Benefit) provision for income taxes	(0.2)	1.6
Net earnings including non-controlling interest	1.2	1.5
Net earnings attributable to non-controlling interest	—	0.0
Net earnings attributable to common shareholders	1.2%	1.5%

(3)             Percentage line items may not sum to totals due to the effect of rounding.

(4)             Calculated as a percentage of related sales.

Net Sales

Total net sales increased $346.4 million, or 14.9%, to $2,670.6 million for the first nine months of 2015 as compared to the first nine months of 2014.

Total retail sales increased $355.3 million, or 16.7%, to $2,484.6 million for the first nine months of 2015 as compared to the first nine months of 2014 due mainly to $289.7 million of incremental sales from Jos. A. Bank in the first nine months of 2015 and increases in clothing product and alteration and other revenues from our other brands, partially offset by unfavorable currency fluctuations at our Canadian operations and a decrease in rental services revenue of $9.7 million.  The net increase is attributable to the following:

(in millions)	Amount Attributed to
$289.7	Increase in net sales from Jos. A. Bank.
61.2	5.0% increase in comparable sales at Men’s Wearhouse.
14.0	6.0% increase in comparable sales at K&G.
(2.3)	1.4% decrease in comparable sales at Moores(1).
28.1	Increase from net sales of stores opened in 2014, relocated stores and expanded stores not yet included in comparable sales(2).
7.5	Increase in net sales from new stores opened in 2015(2).
(24.2)	Decrease in net sales resulting from closed stores.
(27.1)	Decrease in net sales resulting from change in U.S./Canadian dollar exchange rate.
8.4	Other(2).
$355.3	Increase in total retail sales.

(1)             Comparable sales percentages for Moores are calculated using Canadian dollars.

(2)             Excludes Jos. A. Bank.

Comparable sales for Men’s Wearhouse, K&G and Moores exclude the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period and include e-commerce net sales.  We operate our business using an omnichannel approach and do not differentiate e-commerce sales from our other channels.

The increase at Men’s Wearhouse resulted primarily from increased average unit retails and average transactions per store that more than offset a decrease in units sold per transaction. The increase at K&G resulted from increases in average transactions per store and average unit retails while units sold per transaction were flat. The decrease at Moores resulted from decreases in average transactions per store and units sold per transaction partially offset by increased average unit retails.  At Men’s Wearhouse, rental service comparable sales decreased 1.4% due to a decrease in unit rentals partially offset by an increase in rental rates.

Comparable sales for Jos. A. Bank decreased by 8.6%, and are calculated in the same manner as our other brands except that it is based on Jos. A. Bank’s entire first nine months of 2014, a portion of which was prior to the acquisition on June 18, 2014.

Total corporate apparel clothing product sales decreased $8.9 million for the first nine months of 2015 as compared to the first nine months of 2014.  UK corporate apparel sales decreased $8.3 million due to the impact of a weaker pound Sterling this year compared to last year.  U.S. corporate apparel sales decreased $0.6 million primarily due to lower sales from existing customer programs.

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

Our total gross margin increased $162.1 million, or 16.0%, to $1,173.2 million in the first nine months of 2015 as compared to the first nine months of 2014.  During the first nine months of 2015 and 2014, $0.8 million and $17.6 million, respectively, of inventory valuation step up related to Jos. A. Bank were recognized and negatively impacted gross margin results. In addition, during the nine months of 2014, gross margin was impacted by a $10.6 million charge to rationalize our rental inventory to allow for more productive rental styles.

Total retail segment gross margin increased $167.8 million, or 17.6%, from the same prior year nine months to $1,119.4 million in the first nine months of 2015.  The dollar increase in gross margin was primarily driven by an increase of $135.7 million in gross margin generated by Jos. A. Bank.

For the retail segment, total gross margin as a percentage of related sales increased from 44.7% in the first nine months of 2014 to 45.1% in the first nine months of 2015 driven primarily by an increase in the rental services gross margin rate as last year’s rate was impacted by the $10.6 million charge to rationalize our rental inventory as well as a higher retail clothing product gross margin rate, which was also impacted last year by the inventory step up at Jos. A. Bank.

Occupancy costs increased $59.4 million primarily due to incremental Jos. A. Bank occupancy costs.  Occupancy costs as a percentage of retail sales, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, increased from 13.3% to 13.8% for the first nine months of 2015 compared to the first nine months of 2014, primarily due to the impact of Jos A. Bank’s occupancy costs, which are higher as a percentage of sales than our other brands.

Corporate apparel gross margin decreased $5.7 million, or 9.6%, in the first nine months of 2015.  For the corporate apparel segment, total gross margin as a percentage of related sales decreased from 30.5% in the first nine months of 2014 to 28.9% in the first nine months of 2015 primarily due to changes in the sales mix as well as unfavorable currency impacts at our UK operations.

Advertising Expense

Advertising expense increased to $143.6 million in the first nine months of 2015 from $109.1 million in the first nine months of 2014, an increase of $34.6 million, or 31.7%.  The increase was primarily due to Jos. A. Bank advertising costs as well as increased advertising expense to support branding initiatives.  As a percentage of total net sales, advertising expense increased from 4.7% in the first nine months of 2014 to 5.4% in the first nine months of 2015.

Selling, General and Administrative Expenses

SG&A expenses increased to $822.5 million in the first nine months of 2015 from $786.9 million in the first nine months of 2014, an increase of $35.6 million or 4.5%.  As a percentage of total net sales, these expenses decreased from 33.9% in the first nine months of 2014 to 30.8% in the first nine months of 2015.  The components of this 3.1% net decrease in SG&A expenses as a percentage of total net sales and the related absolute dollar changes were as follows:

%	in millions	Attributed to
(3.0)	$(66.9)

Decrease in acquisition, integration and other items as a percentage of sales from 3.7% in the first nine months of 2014 to 0.7% in the first nine months of 2015. For the first nine months of 2015, these costs totaled $19.5 million related primarily to separation costs with a former executive, integration and other costs related to Jos. A. Bank and asset impairment charges, partially offset by a gain on the sale of property. For the first nine months of 2014, these costs totaled $86.4 million, related primarily to Jos. A. Bank acquisition and integration costs and other cost reduction initiatives.

0.5	53.9

Increase in store salaries as a percentage of sales from 12.0% in the first nine months of 2014 to 12.5% in the first nine months of 2015. Store salaries on an absolute dollar basis increased $53.9 million primarily due to the impact of Jos. A. Bank store salaries and higher commissions at Men’s Wearhouse resulting from higher net sales.

0.1	4.0

Increase in amortization of intangible assets as a percentage of sales from 0.3% in the first nine months of 2014 to 0.4% in the first nine months of 2015. Amortization of intangible assets on an absolute dollar basis increased $4.0 million primarily due to intangible assets recorded in connection with the Jos. A. Bank acquisition.

(0.7)	44.6

Decrease in other SG&A expenses as a percentage of sales from 17.8% in the first nine months of 2014 to 17.1% in the first nine months of 2015. On an absolute dollar basis, other SG&A expenses increased $44.6 million primarily due to the inclusion of Jos. A. Bank’s other SG&A expenses.

(3.1)%	$35.6	Total

In the retail segment, SG&A expenses as a percentage of related net sales decreased from 34.7% in the first nine months of 2014 to 31.3% in the first nine months of 2015.  On an absolute dollar basis, retail segment SG&A expenses increased $38.5 million primarily due to operating expenses for Jos. A. Bank, partially offset by a decrease in acquisition, integration and other items compared to the first nine months of 2014.

In the corporate apparel segment, SG&A expenses as a percentage of related net sales decreased from 25.1% in the first nine months of 2014 to 24.7% in the first nine months of 2015.  On an absolute dollar basis, corporate apparel segment SG&A expenses decreased $2.9 million mainly due to the impact of a weaker pound Sterling.

Tradename Impairment Charge

During the first nine months of 2015, we concluded that a triggering event occurred that required an interim impairment test for the Jos. A. Bank tradename.  Based on our analysis, we concluded the Jos. A. Bank tradename was impaired and recorded a non-cash pre-tax impairment charge of $90.1 million.  Refer to Note 12 of Notes to Condensed Consolidated Financial Statements and as previously discussed in MD&A on page 27 for additional information.

Interest Expense

Interest expense increased to $79.5 million in the first nine months of 2015 from $39.5 million in the first nine months of 2014, an increase of $40.0 million, or 101.4%, due to incremental interest incurred on borrowings entered into in connection with the Jos. A. Bank acquisition.

Loss on Extinguishment of Debt

During the first nine months of 2015, we recorded a loss on extinguishment of debt totaling $12.7 million consisting of the elimination of unamortized deferred financing costs and original issue discount related to the Term Loan compared with a loss on extinguishment of debt totaling $2.2 million recorded in the first nine months of 2014.

Provision for Income Tax

Our effective income tax rate decreased from 51.5% for the first nine months of 2014 to a benefit of (24.0)% for the first nine months of 2015 primarily due to the Jos. A. Bank tradename impairment charge in 2015, which generated a book loss in our U.S. entities and caused our effective tax rate to be lower than the statutory U.S. combined federal and state tax rate.  Furthermore, the foreign jurisdictions in which we operate had profitability which require us to provide for income tax, specifically, our operations in Canada and the United Kingdom.  For the first nine months of 2015 and 2014, the statutory tax rates in Canada and the United Kingdom were approximately 26% and 20%, respectively, which favorably impacted our effective tax rate.  For the first nine months of 2015 and 2014, tax expense for our operations in foreign jurisdictions totaled $8.1 million and $9.8 million, respectively.

Our income tax expense and effective income tax rate in future periods may be impacted by many factors, including our geographic mix of earnings and changes in tax laws.  Currently, we expect our effective tax rate in future periods to be lower than the statutory United States combined federal and state tax rate based on the expected geographic mix of earnings.  if there are additional impairment charges and/or our financial results in the fourth quarter of 2015 cause us to be in a cumulative 3-year loss position, we may need to establish a valuation allowance on our deferred tax assets, which could have a material impact on our financial condition and results of operations.

Net Earnings Attributable to Common Shareholders

Net earnings attributable to common shareholders were $31.0 million for the first nine months of 2015 compared with net earnings of $35.5 million for the first nine months of 2014.

Liquidity and Capital Resources

At October 31, 2015, November 1, 2014 and January 31, 2015, cash and cash equivalents totaled $53.7 million, $64.7 million and $62.3 million, respectively, and working capital totaled $829.1 million, $766.7 million and $752.3 million, respectively.  Our primary sources of working capital are cash flows from operations and available borrowings under our financing arrangements, as described below.

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

The Credit Facilities and the Senior Notes contain customary non-financial and financial covenants, including fixed charge coverage ratios, total leverage ratios and secured leverage ratios, as well as a restriction on our ability to pay dividends on our common stock in excess of $10.0 million per quarter.  Since entering into these financing arrangements and as of October 31, 2015, our total leverage ratio and secured leverage ratio were above the maximums specified in the agreements, which was anticipated when we entered into these arrangements.  As a result, we are currently subject to certain additional restrictions, including limitations on our ability to make acquisitions and incur additional indebtedness.

The Term Loan is guaranteed, jointly and severally, by certain of our U.S. subsidiaries and will mature on June 18, 2021.  The interest rate on the Term Loan is based on 3-month LIBOR, which was approximately 0.33% at October 31, 2015.  However, the Term Loan interest rate is subject to a LIBOR floor of 1% per annum, plus the applicable margin which is currently 3.50%, resulting in a total interest rate of 4.50%.  In January 2015, we entered into an interest rate swap agreement to swap variable-rate interest payments for fixed-rate interest payments on a notional amount of $520.0 million, effective in February 2015.  The interest rate swap agreement matures in August 2018 and has periodic interest settlements.  Under this interest rate swap agreement, we receive a floating rate based on 3-month LIBOR and pay a fixed rate of 5.03% (including the applicable margin of 3.50%) on the outstanding notional amount.

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

As a result of the interest rate swap and the Incremental Agreement, we have converted a majority of the variable interest rate under the Term Loan to a fixed rate and, as of October 31, 2015, the Term Loan had a weighted average interest rate of 4.92%.

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

We utilize letters of credit primarily to secure inventory purchases and as collateral for workers compensation claims.  Except for letters of credit totaling approximately $25.7 million issued and outstanding, no amounts were drawn on the ABL Facility as of October 31, 2015 and we have approximately $436.5 million of borrowing availability under the ABL Facility as of October 31, 2015.

Cash Flow Activities

Operating activities — Net cash provided by operating activities was $112.2 million and $59.0 million for the first nine months of 2015 and 2014, respectively.  The $53.2 million increase was driven by an increase in net earnings adjusted for the non-cash tradename impairment charge, a decrease in inventory purchases driven by the rollout of Joseph Abboud merchandise in the prior year, and changes in credit card receivables.  These favorable impacts were partially offset by fluctuations in accounts payable, accrued expenses and other current liabilities, primarily driven by accrued Jos. A. Bank transaction costs in the prior year, as well as, increased purchases of rental product.

Investing activities — Net cash used in investing activities was $83.8 million and $1,563.6 million for the first nine months of 2015 and 2014, respectively.  The $1,479.8 million decrease was driven by last year’s acquisition of Jos. A. Bank partially offset by an increase in capital expenditures for new store openings, remodels and/or relocations and investments related to the integration of Jos. A. Bank.

Financing activities — Net cash used in financing activities was $37.3 million for the first nine months of 2015 compared to net cash provided by financing activities of $1,511.4 million for the first nine months of 2014.  The $1,548.7 million change in our financing activities was primarily driven by last year’s proceeds on our Term Loan and issuance of Senior Notes.

Share repurchase program — In March 2013, the Board of Directors (the “Board”) approved a $200.0 million share repurchase program for our common stock, which amended and replaced our then existing share repurchase program authorized by the Board in January 2011.  At January 31, 2015, the remaining balance available under the Board’s March 2013 authorization was $48.0 million.  During the first nine months of 2015 and 2014, no shares were repurchased in open market transactions under the Board’s March 2013 authorization.

Dividends — Cash dividends paid were approximately $26.3 million and $26.1 million for the first nine months of 2015 and 2014, respectively.  During each of the quarters ended October 31, 2015 and November 1, 2014, we declared quarterly dividends of $0.18 per share.

Future Sources and Uses of Cash

Our primary uses of cash are to finance working capital requirements of our operations and to repay our indebtedness.  In addition, we will use cash to fund capital expenditures, income taxes, integration costs associated with Jos. A. Bank, dividend payments, operating leases and various other commitments and obligations, as they arise.

Capital expenditures are anticipated to be in the range of $120.0 to $130.0 million for 2015.  This amount includes the anticipated costs to open approximately 20 Men’s Wearhouse stores, six to nine Jos. A. Bank stores and two Moores stores and to expand and/or relocate approximately 12 existing Men’s Wearhouse stores, two existing Jos. A. Bank stores and one existing Moores stores.  During the first nine months of 2015, we opened 32 stores/tuxedo shops (12 Men’s Wearhouse stores, 12 tuxedo shops within Macy’s, six Jos. A. Bank stores, one Joseph Abboud store and one Moores store).  Capital expenditures for 2015 will also include integration projects for Jos. A. Bank, point-of-sale and other computer equipment and systems, store remodeling, distribution facilities and investment in other corporate assets.  The actual amount of future capital expenditures will depend in part on the number of new stores opened and the terms on which new stores are leased and the timing of our Jos. A. Bank integration projects, as well as on industry trends consistent with our anticipated operating plans.

Additionally, market conditions may produce attractive opportunities for us to make acquisitions.  Any such acquisitions may be undertaken as an alternative to opening new stores.  We may use cash on hand, together with cash flow from operations, borrowings under our Credit Facilities and issuances of debt or equity securities, to take advantage of any acquisition opportunities.

Current and future domestic and global economic conditions could negatively affect our future operating results as well as our existing cash and cash equivalents balances.  In addition, conditions in the financial markets could limit our access to additional capital resources, if needed, and could increase associated costs.  We believe based on our current business plan, our existing cash and cash flows from operations and availability under our ABL Facility will be sufficient to fund our operating cash requirements, repayment of our indebtedness, planned store openings, relocations and remodels, other capital expenditures and integration costs associated with Jos. A. Bank.

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

We base our estimates on historical experience and various assumptions that we believe are reasonable under our current business model.  However, because future events and conditions and their effects cannot be determined with certainty, actual results will differ from our estimates and such differences could be material to our financial statements.  There have been no significant changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 except for the update below to regarding goodwill and other indefinite-lived intangible assets.

Goodwill and Other Indefinite-Lived Intangible Assets

The annual assessment of goodwill for 2014 was performed during the fourth quarter of 2014 (the “2014 Valuation”). As disclosed in our Form 10-K for the fiscal year ended January 31, 2015, with the exception of the Jos. A. Bank reporting unit, all of our other reporting units had fair values that significantly exceeded their carrying values.  In addition, the fair value of all of our reporting units reasonably reconciled to our market capitalization, taking into account observable control premiums.  As of the 2014 Valuation, the percentage by which the fair value of the Jos. A. Bank reporting unit exceeded its carrying value was approximately 13%.

Management judgment is a significant factor in the goodwill impairment evaluation process. The computations require management to make estimates and assumptions. Actual values may differ significantly from these judgments, particularly if there are significant adverse changes in the operating environment for our reporting units.  Critical assumptions used to estimate the fair value of a reporting unit include the timing and estimates of future cash flows of the reporting unit and selection of an appropriate discount rate.

To estimate the future cash flows of a reporting unit, management uses estimates of economic and market conditions over the projected period, including growth rates in revenue, gross margin and expense. The cash flows are based on our current business operating plans and various growth rates have been assumed for years beyond the current business plan period.

Management uses a weighted-average cost of capital analysis to determine an appropriate discount rate, which is used in the estimate of the fair value of a reporting unit. The discount rate is affected by changes in short-term interest rates and long-term yield as well as variances in the typical capital structure of marketplace participants. For the 2014 Valuation, the weighted-average cost of capital used to discount the cash flows for the Jos. A. Bank reporting unit was 11.0%.

For the nine months ended October 31, 2015, Jos. A. Bank experienced a decrease in sales and profitability, which were significantly below our expectations. Also, we expect the comparable sales decrease to accelerate in the fourth quarter of 2015 resulting from both a decline in traffic and a previously expected decline in units per transaction as customers adapt to the shift in promotional strategy.  Several factors could impact the estimated fair value of the Jos. A. Bank reporting unit including, but not limited to:  (i) additional information obtained from customers’ reaction to the shift in promotional strategy, (ii) modifications to our Jos. A. Bank real estate strategy, (iii) our inability to realize higher gross margins to offset the expected decline in revenues and (iv) an increase in the discount rate.  Furthermore, our market capitalization significantly decreased since the 2014 Valuation.  Given the relatively small excess of fair value over carrying value as of the 2014 Valuation, if we determine we are not likely to meet our projections of future cash flows or if our market capitalization remains at current levels, among other factors, it is possible our annual impairment test in the fourth quarter of 2015 could result in a material impairment of the Jos. A. Bank goodwill.  As of October 31, 2015, goodwill associated with the Jos. A. Bank reporting unit totaled $769.0 million.

As it relates to estimating the fair value of the Jos. A. Bank tradename, management uses a relief from royalty method, which calculates the present value of savings resulting from the right to sell products without having to pay a royalty fee. Critical assumptions that are used in this method include future sales projections, an estimated royalty rate and a discount rate. Although we recorded an impairment charge of $90.1 million on the Jos. A. Bank tradename asset, should the downward revenue trend accelerate during the fourth quarter of 2015 from what we expect or if other valuation inputs such as the royalty rate or discount rate change, it is possible our annual impairment test in the fourth quarter of 2015 could result in an additional impairment charge for the Jos. A. Bank tradename.  As of October 31, 2015, after giving effect to the impairment charge, the book value of the Jos. A. Bank tradename was $449.0 million.

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

As discussed in Note 4 and Note 13 of the Notes to the Condensed Consolidated Financial Statements, we have undertaken steps to mitigate our exposure to changes in interest rates on our indebtedness.  As of October 31, 2015, 88% of our total debt was at a fixed rate with the remainder at a variable rate.  In addition, due to the existence of a LIBOR floor of 1% per annum on the portion of our debt subject to a variable rate, we believe our interest rate risk is substantially mitigated.  At October 31, 2015, the effect of one percentage point change in interest rates would result in an approximate $2.0 million change in annual interest expense on our Term Loan.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective to ensure information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal third quarter ended October 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

On June 18, 2014, we acquired Jos. A. Bank.  We excluded the operations of Jos. A. Bank from the scope of our Sarbanes-Oxley Section 404 report on internal controls for the year ended January 31, 2015.  We are in the process of implementing our internal control structure over the acquired operations and expect this effort will be completed in fiscal 2015.

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

PART II.  OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 16 of the Notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

ITEM 1A — RISK FACTORS

For a more detailed explanation of the factors affecting our business, please refer to the Risk Factors section in the Form 10-K for the fiscal year ended January 31, 2015.  Except as described in Part 1A of our Quarterly Report on Form 10-Q for the quarterly periods ended May 2, 2015 and August 1, 2015 and which are incorporated herein, there has not been a material change to the risk factors set forth in the Form 10-K for the fiscal year ended January 31, 2015, except for the following risk factor which has been updated as shown below:

We could incur losses due to impairment in the carrying value of our goodwill or indefinite-lived intangible assets.

Under generally accepted accounting principles, we review our goodwill and indefinite-lived intangible assets for impairment at least annually and when circumstances suggest that there may be an impairment.  Based on Jos. A. Bank’s results in the third quarter of 2015 as well as the recent significant decline in our market capitalization, we concluded that a triggering event occurred that required an interim impairment test on goodwill and the Jos. A. Bank indefinite-lived tradename asset.  Based on our analyses, as of October 31, 2015, we concluded that our goodwill was not impaired, but that the Jos. A. Bank tradename was impaired, resulting in a non-cash impairment charge of $90.1 million.  If we determine we are not likely to meet our projections of future cash flows or if our market capitalization remains at current levels, among other factors, it is possible our annual impairment tests in the fourth quarter of 2015 could result in a material impairment of the Jos. A. Bank goodwill and an additional impairment of its tradename. The amount of any impairment could be significant and could have a material adverse effect on our financial position or results of operations.

ITEM 6 — EXHIBITS

Exhibits filed with this quarterly report on Form 10-Q are incorporated herein by reference as set forth in the Index to Exhibits on page 44.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, The Men’s Wearhouse, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 10, 2015	THE MEN’S WEARHOUSE, INC.

	By	/s/ JON W. KIMMINS
Jon W. Kimmins
Executive Vice President, Chief Financial Officer, Treasurer and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number		Exhibit Index

31.1	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).
31.2	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).
32.1	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (furnished herewith). †
32.2	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (furnished herewith). †
101.1	—

The following financial information from The Men’s Wearhouse, Inc.’s Quarterly Report on Form 10-Q for the three and nine months ended October 31, 2015, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of (Loss) Earnings; (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

† This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section.  Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.