Form 10-Q
period 2016-04-30
TAILORED BRANDS INC
filed 2016-06-09
CIK 884217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number 1-16097

TAILORED BRANDS, INC.

(Exact Name of Registrant as Specified in its Charter)

Texas	47-4908760
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

6380 Rogerdale Road
Houston, Texas	77072-1624
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares of common stock of the Registrant, par value $.01 per share, outstanding at May 27, 2016 was 48,646,124.

REPORT INDEX

Forward-Looking and Cautionary Statements

Certain statements made in this Quarterly Report on Form 10-Q and in other public filings and press releases by the Company (as defined below) contain “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995) that involves risk and uncertainty.  Forward-looking statements reflect our current views regarding certain events that could affect our financial condition or results of operations and may include, but are not limited to, references to future sales, comparable sales, earnings, margins, costs, number and costs of store openings, closings and expansions, profitability, capital expenditures, potential acquisitions, synergies from acquisitions, demand for clothing, market trends in the retail and corporate apparel clothing business, currency fluctuations, inflation and various economic and business trends.  Forward-looking statements may be made by management orally or in writing, including, but not limited to, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q and other sections of our filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, and the Securities Act of 1933, as amended.

Forward-looking statements are not guarantees of future performance and a variety of factors could cause actual results to differ materially from the anticipated or expected results expressed in or suggested by these forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to: actions by governmental entities; domestic and international macro-economic conditions; inflation or deflation; success, or lack thereof, in executing our internal strategies and operating plans including new store and new market expansion plans, and cost reduction initiatives; store rationalization plans; profit improvement plans; revenue enhancement strategies; the impact of opening tuxedo shops within Macy’s stores; changes in demand for clothing; market trends in the retail business; customer confidence and spending patterns; changes in traffic trends in our stores; customer acceptance of our merchandise strategies; performance issues with key suppliers; disruptions in our supply chain; severe weather; foreign currency fluctuations; government export and import policies; advertising or marketing activities of competitors; and legal proceedings.

Forward-looking statements are based upon management’s current beliefs or expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies and third party approvals, many of which are beyond our control.  Refer to “Risk Factors” contained in Part I of our Annual Report on Form 10-K for the year ended January 30, 2016, and elsewhere herein for a more complete discussion of these and other factors that might affect our performance and financial results. Forward-looking statements are intended to convey the Company’s expectations about the future and speak only as of the date they are made.  We undertake no obligation to publicly update or revise any forward-looking statements that may be made from time to time, whether as a result of new information, future developments or otherwise, unless required to do so by law.

All written or oral forward-looking statements that are made by or attributable to us are expressly qualified in their entirety by this cautionary notice.

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	April 30, 2016	May 2, 2015	January 30, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,429	$61,802	$29,980
Accounts receivable, net	83,333	83,169	63,890
Inventories	1,076,733	986,457	1,022,504
Other current assets	77,903	165,698	143,546

Total current assets	1,274,398	1,297,126	1,259,920

PROPERTY AND EQUIPMENT, net	521,144	560,141	521,824

RENTAL PRODUCT, net	174,240	146,050	157,460
GOODWILL	121,498	893,435	118,586
INTANGIBLE ASSETS, net	177,826	664,935	178,510
OTHER ASSETS	7,715	9,764	8,019

TOTAL ASSETS	$2,276,821	$3,571,451	$2,244,319

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES:
Accounts payable	$203,248	$233,066	$237,114
Accrued expenses and other current liabilities	311,044	291,284	256,762
Current portion of long-term debt	42,451	7,000	42,451

Total current liabilities	556,743	531,350	536,327

LONG-TERM DEBT, net	1,613,192	1,647,986	1,613,473
DEFERRED TAXES AND OTHER LIABILITIES	197,116	412,575	194,605

Total liabilities	2,367,051	2,591,911	2,344,405

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ (DEFICIT) EQUITY:
Preferred stock	—	—	—
Common stock	486	485	485
Capital in excess of par	456,107	442,743	455,765
(Accumulated deficit) retained earnings	(535,006)	538,716	(524,876)
Accumulated other comprehensive (loss) income	(11,817)	789	(28,486)
Treasury stock, at cost	—	(3,193)	(2,974)

Total shareholders’ (deficit) equity	(90,230)	979,540	(100,086)

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$2,276,821	$3,571,451	$2,244,319

See Notes to Condensed Consolidated Financial Statements.

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended
	April 30, 2016	May 2, 2015
Net sales:
Retail clothing product	$615,668	$666,862
Rental services	99,831	103,129
Alteration and other services	50,743	54,280
Total retail sales	766,242	824,271
Corporate apparel clothing product	62,580	60,818
Total net sales	828,822	885,089

Cost of sales:
Retail clothing product	270,355	294,384
Rental services	15,884	16,084
Alteration and other services	36,150	36,150
Occupancy costs	110,135	113,096
Total retail cost of sales	432,524	459,714
Corporate apparel clothing product	44,457	43,823
Total cost of sales	476,981	503,537

Gross margin:
Retail clothing product	345,313	372,478
Rental services	83,947	87,045
Alteration and other services	14,593	18,130
Occupancy costs	(110,135)	(113,096)
Total retail gross margin	333,718	364,557
Corporate apparel clothing product	18,123	16,995
Total gross margin	351,841	381,552

Advertising expense	47,928	50,656
Selling, general and administrative expenses	272,918	275,607
Operating income	30,995	55,289
Interest income	13	28
Interest expense	(26,502)	(26,483)
Loss on extinguishment of debt	—	(12,675)
Earnings before income taxes	4,506	16,159
Provision for income taxes	2,869	5,790

Net earnings	$1,637	$10,369

Net earnings per common share allocated to common shareholders:
Basic	$0.03	$0.22
Diluted	$0.03	$0.21

Weighted-average common shares outstanding:
Basic	48,446	48,130
Diluted	48,621	48,429

Cash dividends declared per common share	$0.18	$0.18

See Notes to Condensed Consolidated Financial Statements.

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the Three Months Ended
	April 30, 2016	May 2, 2015

Net earnings	$1,637	$10,369

Currency translation adjustments	16,429	6,086

Unrealized gain on cash flow hedge, net of tax	240	374

Comprehensive income	$18,306	$16,829

See Notes to Condensed Consolidated Financial Statements.

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended
	April 30, 2016	May 2, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$1,637	$10,369
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	30,306	31,906
Rental product amortization	8,304	7,604
Loss on extinguishment of debt	—	12,675
Amortization of deferred financing costs	1,666	1,796
Amortization of discount on long-term debt	250	340
Share-based compensation	4,118	4,475
Excess tax benefits from share-based plans	—	(981)
Loss on disposition of assets	9	424
Asset impairment charges	1,162	—
Deferred tax expense	3,539	7,870
Deferred rent expense and other	296	1,116
Changes in operating assets and liabilities:
Accounts receivable	(18,955)	(9,629)
Inventories	(44,916)	(44,162)
Rental product	(23,129)	(20,204)
Other assets	65,973	(6,124)
Accounts payable, accrued expenses and other current liabilities	17,246	51,227
Other liabilities	(1,071)	283

Net cash provided by operating activities	46,435	48,985

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(30,325)	(30,384)
Proceeds from sales of property and equipment	501	—

Net cash used in investing activities	(29,824)	(30,384)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on term loan	(1,750)	(4,500)
Proceeds from asset-based revolving credit facility	204,014	3,000
Payments on asset-based revolving credit facility	(204,014)	(3,000)
Deferred financing costs	—	(3,566)
Cash dividends paid	(8,921)	(8,863)
Proceeds from issuance of common stock	434	908
Tax payments related to vested deferred stock units	(1,247)	(4,506)
Excess tax benefits from share-based plans	—	981
Repurchases of common stock	—	(277)

Net cash used in financing activities	(11,484)	(19,823)

Effect of exchange rate changes	1,322	763

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,449	(459)
Balance at beginning of period	29,980	62,261

Balance at end of period	$36,429	$61,802

See Notes to Condensed Consolidated Financial Statements.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Significant Accounting Policies

Basis of Presentation — Effective January 31, 2016, Tailored Brands, Inc., a Texas corporation (“Tailored Brands”), became the successor reporting company to The Men’s Wearhouse, Inc. (“Men’s Wearhouse”), pursuant to a holding company reorganization (the “Reorganization”).  Upon completion of the Reorganization, each issued and outstanding share of common stock of Men’s Wearhouse was automatically converted into one share of common stock of Tailored Brands, having the same designations, preferences, limitations, and relative rights and corresponding obligations as the shares of common stock of Men’s Wearhouse.  In addition, as part of the Reorganization, Men’s Wearhouse’s treasury shares were canceled.  The consolidated assets and liabilities of Tailored Brands and its subsidiaries immediately after the Reorganization were the same as the consolidated assets and liabilities of Men’s Wearhouse immediately prior to the Reorganization.

The condensed consolidated financial statements herein include the accounts of Tailored Brands, Inc. and its subsidiaries (the “Company”) and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  As applicable under such regulations, certain information and footnote disclosures have been condensed or omitted.  We believe the presentation and disclosures herein are adequate to make the information not misleading, and the condensed consolidated financial statements reflect all elimination entries and normal recurring adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows at the dates and for the periods presented.  Certain prior period amounts have been reclassified to conform to the current period presentation.

Our business historically has been seasonal in nature and, as a result, the operating results of the interim periods presented are not necessarily indicative of the results that may be achieved for the full year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended January 30, 2016.

Unless the context otherwise requires, “Company”, “we”, “us” and “our” refer to Tailored Brands, Inc. and its subsidiaries.

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts and related disclosures.  Actual amounts could differ from those estimates.

Recent Accounting Pronouncements — We have considered all new accounting pronouncements and have concluded there are no new pronouncements that may have a material impact on our results of operations, financial condition, or cash flows, based on current information, except for those listed below.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation-Stock Compensation.   ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  ASU 2016-09 is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years with early adoption permitted.  We are currently evaluating ASU 2016-09 to determine if this guidance will have a material impact on our financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases.  ASU 2016-02 increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  The main difference between previous U.S. GAAP and ASU 2016-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP.  ASU 2016-02 is effective for public companies for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption of ASU 2016-02 is permitted.  The guidance is required to be adopted using the modified retrospective approach.  We are currently evaluating the impact ASU 2016-02 will have on our financial position, results of operations and cash flows but expect that it will result in a significant increase in our long-term assets and liabilities given we have a significant number of leases.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities.  In August 2015, the FASB issued ASU No. 2015-14 which deferred the effective date of ASU 2014-09 by one year.  As a result of this deferral, ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted for annual reporting periods beginning after December 15, 2016.  The guidance allows for either a full retrospective or a modified retrospective transition method. We are continuing to evaluate our method of adoption and the impact of this guidance, including recent amendments and interpretations, may have on our financial position, results of operations and cash flows.

2.  Restructuring and Other Charges

During the fourth quarter of fiscal 2015, we began implementing initiatives intended to reduce costs and improve operating performance.  These initiatives include a store rationalization program which identified approximately 250 stores to be closed as well as a profit improvement program to drive operating efficiencies and improve our expense structure.  The store rationalization program includes the closure of approximately 80 to 90 Jos. A. Bank full line stores, the closure of all outlet stores at Jos. A. Bank and Men’s Wearhouse (58 stores) and the closure of between 100 and 110 Men’s Wearhouse and Tux stores primarily as the result of the rollout of our shops within Macy’s stores.  We expect the store rationalization and profit improvement programs to be completed in fiscal 2016.

A summary of the charges incurred in the first quarter of fiscal 2016 along with cumulative charges incurred under these initiatives since inception, all of which relate to our retail segment, is presented in the table below (amounts in thousands):

	For the Three Months Ended April 30, 2016	Cumulative
Store asset impairment charges and accelerated depreciation	$2,010	$25,156
Inventory reserve charges	—	11,008
Consulting costs	4,952	5,870
Favorable lease impairment charges	—	5,533
Severance and employee-related costs	3,756	3,756
Lease termination costs	1,891	1,891
Other costs	552	1,410
Total pre-tax restructuring and other charges(1)	$13,161	$54,624

(1)Consists of $13.0 million included in selling, general and administrative expenses (“SG&A”) and $0.2 million included in cost of sales for the three months ended April 30, 2016.

As of April 30, 2016, we estimate that cumulatively pre-tax restructuring and other charges related to these actions will approximate $100.0 million to $110.0 million, of which approximately $60.0 million to $65.0 million are estimated to be cash expenses.  Included in the estimate of total pre-tax charges are approximately:

•                  Approximately $50.0 million of lease termination costs;

•                  $40.0 million to $45.0 million of inventory and long-lived and intangible asset impairment charges relating to store closures; and

•                  $10.0 to $15.0 million of consulting and severance costs.

The following table is a rollforward of amounts included in accrued expenses and other current liabilities in the condensed consolidated balance sheet related to the pre-tax restructuring and other charges (amounts in thousands):

	Severance and Employee- Related Costs	Lease Termination Costs	Consulting Costs	Other Costs	Total
Beginning Balance, January 30, 2016	$—	$—	$918	$858	$1,776
Charges, excluding non-cash items	3,756	1,891	4,952	552	11,151
Payments	(2,367)	(159)	(4,630)	(1,209)	(8,365)

Ending Balance, April 30, 2016	$1,389	$1,732	$1,240	$201	$4,562

In addition to the restructuring costs described above, we incurred integration and other costs related to Jos. A. Bank totaling $3.6 million and $5.8 million for the three months ended April 30, 2016 and May 2, 2015, respectively. For the three months ended April 30, 2016, $3.1 million of the integration costs are included in SG&A and $0.5 million are included in cost of goods sold in the condensed consolidated statement of earnings.  For the three months ended May 2, 2015 all such costs are included in SG&A in the condensed consolidated statement of earnings.

TAILORED BRANDS, INC. AND SUBSIDIARIES

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

	For the Three Months Ended
	April 30, 2016	May 2, 2015

Numerator
Total net earnings	$1,637	$10,369
Net earnings allocated to participating securities (restricted stock and deferred stock units)	(2)	(12)
Net earnings allocated to common shareholders	$1,635	$10,357
Denominator
Basic weighted-average common shares outstanding	48,446	48,130
Dilutive effect of share-based awards	175	299
Diluted weighted-average common shares outstanding	48,621	48,429
Net earnings per common share allocated to common shareholders:
Basic	$0.03	$0.22
Diluted	$0.03	$0.21

For the three months ended April 30, 2016 and May 2, 2015, 1.2 million and 0.3 million anti-dilutive shares of common stock were excluded from the calculation of diluted earnings per common share, respectively.

4.  Debt

On June 18, 2014, The Men’s Wearhouse, Inc. entered into a term loan credit agreement that provides for a senior secured term loan in the aggregate principal amount of $1.1 billion (the “Term Loan”) and a $500.0 million asset-based revolving credit agreement (the “ABL Facility”, and together with the Term Loan, the “Credit Facilities”) with certain of our U.S. subsidiaries and Moores the Suit People Inc., one of our Canadian subsidiaries, as co-borrowers.  Proceeds from the Term Loan were reduced by an $11.0 million original issue discount (“OID”), which is presented as a reduction of the outstanding balance on the Term Loan on the balance sheet and will be amortized to interest expense over the contractual life of the Term Loan.  In addition, on June 18, 2014, The Men’s Wearhouse, Inc. issued $600.0 million in aggregate principal amount of 7.00% Senior Notes due 2022 (the “Senior Notes”).

The Credit Facilities and the Senior Notes contain customary non-financial and financial covenants, including fixed charge coverage ratios, total leverage ratios and secured leverage ratios, as well as a restriction on our ability to pay dividends on our common stock in excess of $10.0 million per quarter.  Since entering into these financing arrangements and as of April 30, 2016, our total leverage ratio and secured leverage ratio were above the maximums specified in the agreements, which was anticipated when we entered into these arrangements.  As a result, we are currently subject to certain additional restrictions, including limitations on our ability to make acquisitions and incur additional indebtedness.  In addition, in accordance with the terms of the Credit Facilities, we made a mandatory excess cash flow prepayment offer of $35.5 million to the Term Loan lenders prior to April 29, 2016.  The entire $35.5 million prepayment was made subsequent to the end of the quarter on May 2, 2016.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Credit Facilities

The Term Loan is guaranteed, jointly and severally, by Tailored Brands, Inc. and certain of our U.S. subsidiaries and will mature on June 18, 2021.  The interest rate on the Term Loan is based on 3-month LIBOR, which was approximately 0.64% at April 30, 2016. However, the Term Loan interest rate is subject to a LIBOR floor of 1% per annum, plus the applicable margin which is currently 3.50%, resulting in a total interest rate of 4.50%.  In January 2015, we entered into an interest rate swap agreement, in which the variable rate payments due under a portion of the Term Loan were exchanged for a fixed rate (see Note 12).

In April 2015, The Men’s Wearhouse, Inc. entered into Incremental Facility Agreement No. 1 (the “Incremental Agreement”) resulting in a refinancing of $400.0 million aggregate principal amount of the Term Loan from a variable rate to a fixed rate of 5.0% per annum.  The Incremental Agreement did not impact the total amount borrowed under the Term Loan, the maturity date of the Term Loan of June 18, 2021, or collateral and guarantees under the Term Loan.  In connection with the Incremental Agreement, we incurred deferred financing costs of $3.6 million, which will be amortized over the life of the remaining term using the interest method.  In addition, as a result of entering into the Incremental Agreement, we recorded a loss on extinguishment of debt totaling $12.7 million consisting of the elimination of unamortized deferred financing costs and OID related to the Term Loan, which is included as a separate line in the condensed consolidated statement of earnings.

As a result of the interest rate swap and the Incremental Agreement, we have converted a majority of the variable interest rate under the Term Loan to a fixed rate and, as of April 30, 2016, the Term Loan had a weighted average interest rate of 4.90%.

The ABL Facility provides for a senior secured revolving credit facility of $500.0 million, with possible future increases to $650.0 million under an expansion feature that matures on June 18, 2019, and is guaranteed, jointly and severally, by Tailored Brands, Inc. and certain of our U.S. subsidiaries. The ABL Facility has several borrowing and interest rate options including the following indices:  (i) adjusted LIBOR, (ii) Canadian Dollar Offered Rate (“CDOR”) rate, (iii) Canadian prime rate or (iv) an alternate base rate (equal to the greater of the prime rate, the federal funds effective rate plus 0.5% or adjusted LIBOR for a one-month period plus 1.0%).  Advances under the ABL Facility bear interest at a rate per annum using the applicable indices plus a varying interest rate margin of up to 2.00%.  The ABL Facility also provides for fees applicable to amounts available to be drawn under outstanding letters of credit which range from 1.50% to 2.00%, and a fee on unused commitments which ranges from 0.25% to 0.375%.  As of April 30, 2016, there were no borrowings outstanding under the ABL Facility.

We utilize letters of credit primarily to secure inventory purchases and as collateral for workers compensation claims.  At April 30, 2016, letters of credit totaling approximately $21.4 million were issued and outstanding.  Borrowings available under the ABL Facility as of April 30, 2016 were $438.5 million.

Senior Notes

The Senior Notes are guaranteed, jointly and severally, on an unsecured basis by Tailored Brands, Inc. and certain of our U.S. subsidiaries.  The Senior Notes and the related guarantees are senior unsecured obligations of the Company and the guarantors, respectively, and will rank equally with all of the Company’s and each guarantor’s present and future senior indebtedness.  The Senior Notes will mature on July 1, 2022.  Interest on the Senior Notes is payable on January 1 and July 1 of each year.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Long-Term Debt

The following table provides details on our long-term debt as of April 30, 2016, May 2, 2015 and January 30, 2016 (in thousands):

	April 30, 2016	May 2, 2015	January 30, 2016

Term Loan (net of unamortized OID of $5.1 million at April 30, 2016, $6.1 million at May 2, 2015 and $5.4 million at January 30, 2016	$1,082,392	$1,086,634	$1,083,891
Senior Notes	600,000	600,000	600,000
Less: Deferred financing costs related to the Term Loan and Senior Notes	(26,749)	(31,648)	(27,967)
Total long-term debt, net	1,655,643	1,654,986	1,655,924
Current portion of long-term debt	(42,451)	(7,000)	(42,451)
Total long-term debt, net of current portion	$1,613,192	$1,647,986	$1,613,473

5.  Supplemental Cash Flows

Supplemental disclosure of cash flow information is as follows (in thousands):

	For the Three Months Ended
	April 30, 2016	May 2, 2015

Cash paid for interest	$13,676	$25,834
Cash (refunded) paid for income taxes, net	$(60,204)	$5,030

Schedule of noncash investing and financing activities:

Cash dividends declared	$9,025	$8,764

We had unpaid capital expenditure purchases included in accounts payable and accrued expenses and other current liabilities of approximately $9.9 million and $11.0 million at April 30, 2016 and May 2, 2015, respectively.  Capital expenditure purchases are recorded as cash outflows from investing activities in the condensed consolidated statement of cash flows in the period they are paid.

6.  Inventories

The following table provides details on our inventories as of April 30, 2016, May 2, 2015 and January 30, 2016 (in thousands):

	April 30, 2016	May 2, 2015	January 30, 2016
Finished goods	$1,018,401	$952,116	$919,623
Raw materials and merchandise components	58,332	34,341	102,881

Total inventories	$1,076,733	$986,457	$1,022,504

7.  Income Taxes

Our effective income tax rate increased to 63.7% for the first quarter of 2016 from 35.8% for the first quarter of 2015 primarily due to low U.S. book income and the impact of non-recurring true-up items recorded in the first quarter of 2016.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.  Other Current Assets, Accrued Expenses and Other Current Liabilities and Deferred Taxes and Other Liabilities

Other current assets consist of the following (in thousands):

	April 30, 2016	May 2, 2015	January 30, 2016

Prepaid expenses	$41,995	$39,974	$42,166
Tax receivable	22,561	86,761	85,153
Current deferred tax assets	—	23,631	—
Other	13,347	15,332	16,227
Total other current assets	$77,903	$165,698	$143,546

Accrued expenses and other current liabilities consist of the following (in thousands):

	April 30, 2016	May 2, 2015	January 30, 2016
Customer deposits, prepayments and refunds payable	$67,497	$59,830	$25,218
Accrued salary, bonus, sabbatical, vacation and other benefits	63,774	69,922	75,373
Sales, value added, payroll, property and other taxes payable	40,917	37,527	27,505
Unredeemed gift certificates	37,712	37,071	40,884
Accrued workers compensation and medical costs	29,145	28,816	30,877
Accrued interest	27,134	14,161	16,282
Loyalty program reward certificates	10,076	7,293	9,215
Cash dividends declared	9,025	8,764	9,150
Accrued royalties	2,167	—	3,727
Accrued strategic professional fees	325	4,888	737
Other	23,272	23,012	17,794

Total accrued expenses and other current liabilities	$311,044	$291,284	$256,762

Deferred taxes and other liabilities consist of the following (in thousands):

	April 30, 2016	May 2, 2015	January 30, 2016
Deferred and other income tax liabilities	$116,115	$331,728	$112,469
Deferred rent and landlord incentives	66,192	62,737	66,075
Unfavorable lease liabilities	7,465	11,062	8,279
Other	7,344	7,048	7,782
Total deferred taxes and other liabilities	$197,116	$412,575	$194,605

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.  Accumulated Other Comprehensive (Loss) Income

The following table summarizes the components of accumulated other comprehensive (loss) income for the three months ended April 30, 2016 (in thousands and net of tax):

	Foreign Currency Translation	Interest Rate Swap	Pension Plan	Total

BALANCE — January 30, 2016	$(26,659)	$(2,007)	$180	$(28,486)

Other comprehensive income (loss) before reclassifications	16,429	(125)	—	16,304
Amounts reclassified from accumulated other comprehensive loss	—	365	—	365
Net current-period other comprehensive income	16,429	240	—	16,669

BALANCE — April 30, 2016	$(10,230)	$(1,767)	$180	$(11,817)

The following table summarizes the components of accumulated other comprehensive (loss) income for the three months ended May 2, 2015 (in thousands and net of tax):

	Foreign Currency Translation	Interest Rate Swap	Pension Plan	Total

BALANCE — January 31, 2015	$(4,232)	$(1,665)	$226	$(5,671)

Other comprehensive income (loss) before reclassifications	6,086	(34)	—	6,052
Amounts reclassified from accumulated other comprehensive income	—	408	—	408
Net current-period other comprehensive income	6,086	374	—	6,460

BALANCE — May 2, 2015	$1,854	$(1,291)	$226	$789

Amounts reclassified from other comprehensive (loss) income for the three months ended April 30, 2016 and May 2, 2015, respectively, relate to changes in fair value for our interest rate swap, which is recorded within interest expense in the condensed consolidated statement of earnings.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.  Share-Based Compensation Plans

For a discussion of our share-based compensation plans refer to Note 13 in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

We account for share-based awards in accordance with the authoritative guidance regarding share-based payments, which requires the compensation cost resulting from all share-based payment transactions be recognized in the financial statements. The amount of compensation cost is measured based on the grant-date fair value of the instrument issued and is recognized over the vesting period.  Share-based compensation expense recognized for the three months ended April 30, 2016 and May 2, 2015 was $4.1 million and $4.5 million, respectively.

Non-Vested Deferred Stock Units, Performance Units and Restricted Stock

The following table summarizes the activity of time-based and performance-based awards for the three months ended April 30, 2016:

	Units		Weighted-Average Grant-Date Fair Value
	Time- Based	Performance- Based	Time- Based	Performance- Based
Non-Vested at January 30, 2016	478,106	168,656	$49.60	$47.87
Granted	705,636	258,168	17.43	17.43
Vested (1)	(214,585)	—	49.26	—
Forfeited	(11,804)	(59,943)	51.92	33.72
Non-Vested at April 30, 2016	957,353	366,881	$25.94	$28.76

(1)          Includes 71,128 shares relinquished for tax payments related to vested deferred stock units for the three months ended April 30, 2016.

On April 3, 2013, our Board of Directors approved a change in the form of award agreements to be issued for grants of deferred stock units (“DSUs”) to participants under our 2004 Long-Term Incentive Plan.  As revised, the award agreements provide that dividend equivalents, if any, will be accrued during the vesting period for such DSU awards and paid out only upon vesting of the underlying DSUs.  As such, grants of DSU awards on or after April 3, 2013 earn dividends throughout the vesting period which are subject to the same vesting terms as the underlying share award.  Grants of DSUs generally vest over a period of three years.  DSU awards granted prior to April 3, 2013 are entitled to receive non-forfeitable dividend equivalents, if any, when and if paid to shareholders of record at the payment date.  Included in the non-vested time-based awards as of April 30, 2016 are 11,288 DSUs granted prior to April 3, 2013.

The performance units granted in the first three months of 2016 represent a contingent right to earn shares of common stock, subject to the achievement of a Company-specific performance target for fiscal 2016-2017.  Assuming the performance target is achieved, 50% of the award will vest on the two year anniversary of the grant date and the remaining 50% of the award will vest on the three year anniversary of the grant date.  Performance units that are unvested at the end of the performance period will lapse and be forfeited.  The performance units earn dividends throughout the vesting period and are subject to the same vesting terms as the underlying performance-based awards.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the activity of restricted stock for the three months ended April 30, 2016:

	Shares	Weighted- Average Grant-Date Fair Value
Non-Vested at January 30, 2016	33,157	$27.93
Granted	18,646	17.37
Vested	—	—
Forfeited	—	—
Non-Vested at April 30, 2016	51,803	$24.13

Restricted stock awards receive non-forfeitable dividends, if any, when and if paid to shareholders of record at the payment date.

As of April 30, 2016, we have unrecognized compensation expense related to non-vested DSUs, performance units, and shares of restricted stock of approximately $29.3 million, which is expected to be recognized over a weighted-average period of 1.8 years.

Stock Options

The following table summarizes the activity of stock options for the three months ended April 30, 2016:

	Shares	Weighted- Average Exercise Price
Outstanding at January 30, 2016	681,117	$39.65
Granted	593,509	17.43
Exercised	—	—
Forfeited	(3,051)	48.31
Expired	—	—
Outstanding at April 30, 2016	1,271,575	$29.26
Exercisable at April 30, 2016	442,155	$36.55

The weighted-average grant date fair value of the 593,509 stock options granted during the three months ended April 30, 2016 was $5.18 per share.  The following table summarizes the weighted-average assumptions used to fair value stock options at the date of grant using the Black-Scholes option pricing model for the three months ended April 30, 2016:

For the Three Months Ended
April 30, 2016

Risk-free interest rate	1.22%
Expected lives	5.0 years
Dividend yield	4.13%
Expected volatility	47.95%

As of April 30, 2016, we have unrecognized compensation expense related to non-vested stock options of approximately $5.9 million, which is expected to be recognized over a weighted-average period of 1.6 years.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.  Goodwill and Other Intangible Assets

Goodwill

Goodwill allocated to our reportable segments and changes in the net carrying amount of goodwill for the three months ended April 30, 2016 are as follows (in thousands):

	Retail	Corporate Apparel	Total
Balance at January 30, 2016	$93,201	$25,385	$118,586
Translation adjustment	2,303	609	2,912
Balance at April 30, 2016	$95,504	$25,994	$121,498

Goodwill is evaluated for impairment at least annually.  A more frequent evaluation is performed if events or circumstances indicate that impairment could have occurred. Such events or circumstances could include, but are not limited to, new significant negative industry or economic trends, unanticipated changes in the competitive environment, decisions to significantly modify or dispose of operations and a significant sustained decline in the market price of our stock.  No additional impairment evaluation was considered necessary during the first three months ended April 30, 2016.

Intangible Assets

The gross carrying amount and accumulated amortization of our identifiable intangible assets are as follows (in thousands):

	April 30, 2016	May 2, 2015	January 30, 2016
Amortizable intangible assets:
Carrying amount:
Trademarks and tradenames	$16,361	$16,464	$16,292
Favorable leases	14,562	24,400	14,675
Customer relationships	29,661	84,960	29,129
Total carrying amount	60,584	125,824	60,096
Accumulated amortization:
Trademarks and tradenames	(9,857)	(9,445)	(9,728)
Favorable leases	(3,057)	(2,636)	(2,739)
Customer relationships	(14,213)	(19,120)	(13,459)
Total accumulated amortization	(27,127)	(31,201)	(25,926)
Total amortizable intangible assets, net	33,457	94,623	34,170
Indefinite-lived intangible assets:
Trademarks and tradename, net	144,369	570,312	144,340
Total intangible assets, net	$177,826	$664,935	$178,510

Pre-tax amortization expense associated with intangible assets subject to amortization totaled $1.3 million and $3.4 million for the three months ended April 30, 2016 and May 2, 2015, respectively.  Pre-tax amortization associated with intangible assets subject to amortization at April 30, 2016 is estimated to be $3.4 million for the remainder of fiscal 2016, $4.4 million for fiscal 2017, $4.1 million for fiscal 2018, $3.9 million for fiscal 2019 and $3.8 million for fiscal 2020.

12.  Derivative Financial Instruments

As discussed in Note 4, in January 2015, we entered into an interest rate swap agreement on a notional amount of $520.0 million that matures in August 2018 with periodic interest settlements.  At April 30, 2016, the notional amount totaled $450.0 million.  Under this interest rate swap agreement, we receive a floating rate based on 3-month LIBOR and pay a fixed rate of 5.03% (including the applicable margin of 3.50%) on the outstanding notional amount.  We have designated the interest rate swap as a cash flow hedge of the variability of interest payments under the Term Loan due to changes in the LIBOR benchmark interest rate.  At April 30, 2016, the fair value of the interest rate swap was a liability of $2.9 million with $2.1 million recorded in accrued expenses and other current liabilities and $0.8 million in other liabilities in our consolidated balance sheet.  The effective portion of the swap is reported as a component of accumulated other comprehensive (loss) income.  There was no hedge ineffectiveness at April 30, 2016.  Changes in fair value are reclassified from accumulated other comprehensive (loss) income into earnings in the same period that the hedged item affects earnings.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Over the next 12 months, $2.1 million of the effective portion of the interest rate swap is expected to be reclassified from accumulated other comprehensive (loss) income into earnings.  If, at any time, the interest rate swap is determined to be ineffective, in whole or in part, due to changes in the interest rate swap or underlying debt agreements, the fair value of the portion of the interest rate swap determined to be ineffective will be recognized as a gain or loss in the statement of earnings for the applicable period.

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

Fair Value of Financial Instruments

Our financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses and other current liabilities and long-term debt.  Management estimates that, as of April 30, 2016, May 2, 2015, and January 30, 2016, the carrying value of cash, accounts receivable, accounts payable and accrued expenses and other current liabilities approximated their fair value due to the highly liquid or short-term nature of these instruments.

The fair values of our Term Loan were valued based upon observable market data provided by a third party for similar types of debt, which we classify as a Level 2 input within the fair value hierarchy.   Beginning in June 2015, the fair value of our Senior Notes is based on quoted prices in active markets, which we classify as a Level 1 input within the fair value hierarchy.  In prior periods, the fair value of our Senior Notes was based on trading data in active markets, which we classified as a Level 2 input within the fair value hierarchy.  The table below shows the fair value and carrying value of our long-term debt, including current portion (in thousands):

	April 30, 2016		May 2, 2015		January 30, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Long-term debt, including current portion	$1,655,643	$1,583,132	$1,654,986	$1,737,050	$1,655,924	$1,410,651

14.  Segment Reporting

In the first quarter of 2016, we revised our segment reporting presentation to reflect changes in how we manage our business, including resource allocation and performance assessment.  Specifically, we are presenting expenses related to our shared services platform separate from the results of our operating segments to promote enhanced comparability of our operating segments.  Previously, these shared service expenses were primarily included in our retail segment.  Comparable prior period information has been recast to reflect our revised segment presentation.

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

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

We measure segment profitability based on operating income, defined as income before interest expense, interest income and income taxes, before shared service expenses.  Shared service expenses include costs incurred and directed primarily by our corporate offices that are not allocated to segments.

Net sales by brand and reportable segment are as follows (in thousands):

	For the Three Months Ended
	April 30, 2016	May 2, 2015
Net sales:
MW(1)	$441,646	$456,376
Jos. A. Bank	178,450	216,062
K&G	94,759	95,996
Moores	43,229	47,520
MW Cleaners	8,158	8,317
Total retail segment	766,242	824,271

Dimensions and Alexandra (UK)	53,542	52,240
Twin Hill	9,038	8,578
Total corporate apparel segment	62,580	60,818

Total net sales	$828,822	$885,089

(1) MW includes Men’s Wearhouse stores, Men’s Wearhouse and Tux stores, Joseph Abboud store, tuxedo shops within Macy’s and JA Holding.

The following table sets forth supplemental products and services sales information for the Company (in thousands):

	For the Three Months Ended
	April 30, 2016	May 2, 2015
Net sales:
Men’s tailored clothing product	$349,528	$386,336
Men’s non-tailored clothing product	241,933	256,010
Ladies’ clothing product	21,846	21,632
Other	2,361	2,884
Total retail clothing product	615,668	666,862

Rental services	99,831	103,129

Alteration services	42,585	45,963
Retail dry cleaning services	8,158	8,317
Total alteration and other services	50,743	54,280

Corporate apparel clothing product	62,580	60,818

Total net sales	$828,822	$885,089

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Operating income by reportable segment and the reconciliation to earnings before income taxes is as follows (in thousands):

	For the Three Months Ended
	April 30, 2016	May 2, 2015
Operating income:
Retail	$79,877	$95,306
Corporate apparel	2,054	1,312
Operating income	81,931	96,618
Shared service expense	(50,936)	(41,329)
Interest income	13	28
Interest expense	(26,502)	(26,483)
Loss on extinguishment of debt	—	(12,675)
Earnings before income taxes	$4,506	$16,159

As a result of our revised segment presentation, total assets for our reportable segments have changed.  There were no changes to consolidated total assets.  Total assets by reportable segment are as follows (in thousands):

	April 30, 2016	May 2, 2015	January 30, 2016
Segment assets:
Retail	$1,769,230	$2,969,047	$1,705,728
Corporate apparel	238,293	212,145	211,820
Shared services(1)	269,298	390,259	326,771
Total assets	$2,276,821	$3,571,451	$2,244,319

(1) Shared service assets consist primarily of cash and cash equivalents, assets related to our distribution network and tax-related assets.

15.  Legal Matters

On March 29, 2016, Peter Makhlouf filed a putative class action lawsuit against the Company and its Chief Executive Officer (“CEO”), Douglas S. Ewert, in the United States District Court for the Southern District of Texas (Case No. 4:16-cv-00838). The complaint attempts to allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of persons who purchased or otherwise acquired the Company’s securities between June 18, 2014 and December 9, 2015.  In particular, the complaint alleges that the Company and its CEO made certain statements about the Company’s acquisition and subsequent integration of Jos. A. Bank that were false and misleading and omitted material facts.  We believe that the claims are without merit and intend to defend the lawsuit vigorously.  The range of loss, if any, is not reasonably estimable at this time.  We do not currently believe, however, that it will have a material adverse effect on our financial position, results of operations or cash flows.

On July 9, 2014, David Lucas and Eric Salerno, on behalf of themselves and all California residents similarly situated, filed a putative class action Complaint against Jos. A. Bank in the U.S. District Court for Southern California (Case No. ‘14CV1631LAB JLB).  The Complaint alleges, among other things, that Jos. A. Bank violated the California Unfair Competition Law and the California Consumers Legal Remedies Act with its comparative price advertising, price discounts and free apparel promotions.  The Complaint seeks, among other relief, certification of the case as a class action, permanent injunction, actual and compensatory damages, restitution including disgorgement of profits and unjust enrichment, costs and attorney fees.  We believe that the claims are without merit and intend to vigorously defend the case.  The range of loss, if any, is not reasonably estimable at this time.  We do not currently believe, however, that it will have a material adverse effect on our financial position, results of operations or cash flows.

In addition, we are involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of our business.  Management does not believe that any of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

16. Condensed Consolidating Information

As discussed in Note 4, The Men’s Wearhouse, Inc. (the “Issuer”) issued $600.0 million in aggregate principal amount of 7.00% Senior Notes.  The Senior Notes are guaranteed jointly and severally, on an unsecured basis by Tailored Brands, Inc. (the “Parent”) and certain of our U.S. subsidiaries (the “Guarantors”).  Our Canadian and U.K. subsidiaries (collectively, the “Non-Guarantors”) are not guarantors of the Senior Notes.  Each of the Guarantors is 100% owned and all guarantees are joint and several.  In addition, the guarantees are full and unconditional except for certain automatic release provisions related to the Guarantors.

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

The tables in the following pages present the condensed consolidating financial information for the Parent, the Issuer, the Guarantors and the Non-Guarantors, together with eliminations, as of and for the periods indicated.  The consolidating financial information may not necessarily be indicative of the financial positions, results of operations or cash flows had the Issuer, Guarantors and Non-Guarantors operated as independent entities.  Certain of our current Guarantor subsidiaries did not exist and were created as part of the Reorganization.  As a result, prior periods presented have been retrospectively adjusted and contain certain allocations to reflect our current organizational structure.

Tailored Brands, Inc.

Condensed Consolidating Balance Sheet

April 30, 2016

(in thousands)

	Tailored	The Men’s	Guarantor	Non- Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$7,950	$3,231	$25,248	$—	$36,429
Accounts receivable, net	—	17,235	293,596	35,703	(263,201)	83,333
Inventories	—	211,358	714,712	150,663	—	1,076,733
Other current assets	9,769	41,038	18,629	8,467	—	77,903
Total current assets	9,769	277,581	1,030,168	220,081	(263,201)	1,274,398
Property, plant and equipment, net	—	252,683	228,714	39,747	—	521,144
Rental product, net	—	141,427	13,990	18,823	—	174,240
Goodwill	—	6,160	68,510	46,828	—	121,498
Intangible assets, net	—	159	159,051	18,616	—	177,826
Investments in subsidiaries	(88,520)	1,447,307	—	—	(1,358,787)	—
Other assets	—	6,637	952	8,226	(8,100)	7,715
Total assets	$(78,751)	$2,131,954	$1,501,385	$352,321	$(1,630,088)	$2,276,821

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$310,830	$113,982	$41,637	$(263,201)	$203,248
Accrued expenses and other current liabilities	9,129	184,955	90,879	26,081	—	311,044
Current portion of long-term debt	—	42,451	—	—	—	42,451
Total current liabilities	9,129	538,236	204,861	67,718	(263,201)	556,743
Long-term debt, net	—	1,613,192	—	—	—	1,613,192
Deferred taxes and other liabilities	2,350	69,046	122,428	11,392	(8,100)	197,116
Shareholders’ (deficit) equity	(90,230)	(88,520)	1,174,096	273,211	(1,358,787)	(90,230)
Total liabilities and shareholders’ (deficit) equity	$(78,751)	$2,131,954	$1,501,385	$352,321	$(1,630,088)	$2,276,821

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tailored Brands, Inc.

Condensed Consolidating Balance Sheet

January 30, 2016

(in thousands)

	Tailored	The Men’s	Guarantor	Non- Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$724	$2,243	$27,013	$—	$29,980
Accounts receivable, net	—	23,067	392,944	29,845	(381,966)	63,890
Inventories	—	253,472	630,407	138,625	—	1,022,504
Other current assets	19,037	79,964	36,308	8,237	—	143,546
Total current assets	19,037	357,227	1,061,902	203,720	(381,966)	1,259,920
Property, plant and equipment, net	—	254,335	230,209	37,280	—	521,824
Rental product, net	—	124,468	16,224	16,768	—	157,460
Goodwill	—	6,160	68,510	43,916	—	118,586
Intangible assets, net	—	186	159,530	18,794	—	178,510
Investments in subsidiaries	(109,188)	1,439,187	—	—	(1,329,999)	—
Other assets	—	6,914	992	8,513	(8,400)	8,019
Total assets	$(90,151)	$2,188,477	$1,537,367	$328,991	$(1,720,365)	$2,244,319

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$419,187	$153,717	$46,176	$(381,966)	$237,114
Accrued expenses and other current liabilities	7,602	154,014	75,676	19,470	—	256,762
Current portion of long-term debt	—	42,451	—	—	—	42,451
Total current liabilities	7,602	615,652	229,393	65,646	(381,966)	536,327
Long-term debt, net	—	1,613,473	—	—	—	1,613,473
Deferred taxes and other liabilities	2,333	68,540	121,531	10,601	(8,400)	194,605
Shareholders’ (deficit) equity	(100,086)	(109,188)	1,186,443	252,744	(1,329,999)	(100,086)
Total liabilities and shareholders’ (deficit) equity	$(90,151)	$2,188,477	$1,537,367	$328,991	$(1,720,365)	$2,244,319

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tailored Brands, Inc.

Condensed Consolidating Balance Sheet

May 2, 2015

(in thousands)

	Tailored	The Men’s	Guarantor	Non- Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$21,889	$4,798	$35,115	$—	$61,802
Accounts receivable, net	—	22,121	376,837	37,016	(352,805)	83,169
Inventories	—	251,227	582,638	152,592	—	986,457
Other current assets	22,672	90,661	43,234	9,131	—	165,698
Total current assets	22,672	385,898	1,007,507	233,854	(352,805)	1,297,126
Property, plant and equipment, net	—	272,982	247,087	40,072	—	560,141
Rental product, net	—	112,303	15,474	18,273	—	146,050
Goodwill	—	6,160	838,830	48,445	—	893,435
Intangible assets, net	—	266	642,659	22,010	—	664,935
Investments in subsidiaries	965,431	2,458,986	—	—	(3,424,417)	—
Other assets	—	34,279	8,800	9,417	(42,732)	9,764
Total assets	$988,103	$3,270,874	$2,760,357	$372,071	$(3,819,954)	$3,571,451

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$392,705	$144,006	$49,160	$(352,805)	$233,066
Accrued expenses and other current liabilities	8,563	173,491	85,246	23,984	—	291,284
Current portion of long-term debt	—	7,000	—	—	—	7,000
Total current liabilities	8,563	573,196	229,252	73,144	(352,805)	531,350
Long-term debt, net	—	1,647,986	—	33,432	(33,432)	1,647,986
Deferred taxes and other liabilities	—	84,261	326,135	11,479	(9,300)	412,575
Shareholders’ equity	979,540	965,431	2,204,970	254,016	(3,424,417)	979,540
Total liabilities and shareholders’ equity	$988,103	$3,270,874	$2,760,357	$372,071	$(3,819,954)	$3,571,451

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tailored Brands, Inc.

Condensed Consolidating Statement of Earnings (Loss)

For the Three Months Ended April 30, 2016

(in thousands)

	Tailored	The Men’s	Guarantor	Non- Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$440,498	$403,227	$96,770	$(111,673)	$828,822
Cost of sales	—	220,547	305,394	62,713	(111,673)	476,981
Gross margin	—	219,951	97,833	34,057	—	351,841
Operating expenses	717	148,487	156,913	28,415	(13,686)	320,846
Operating (loss) income	(717)	71,464	(59,080)	5,642	13,686	30,995
Other income and expenses, net	—	—	13,686	—	(13,686)	—
Interest income	2	5	307	8	(309)	13
Interest expense	—	(26,688)	(11)	(112)	309	(26,502)
(Loss) earnings before income taxes	(715)	44,781	(45,098)	5,538	—	4,506
(Benefit) provision for income taxes	(203)	14,544	(13,045)	1,573	—	2,869
(Loss) earnings before equity in net loss of subsidiaries	(512)	30,237	(32,053)	3,965	—	1,637
Equity in earnings (loss) of subsidiaries	2,149	(28,088)	—	—	25,939	—
Net earnings (loss)	$1,637	$2,149	$(32,053)	$3,965	$25,939	$1,637
Comprehensive income (loss)	$18,306	$2,389	$(32,053)	$20,394	$9,270	$18,306

Tailored Brands, Inc.

Condensed Consolidating Statement of Earnings (Loss)

For the Three Months Ended May 2, 2015

(in thousands)

	Tailored	The Men’s	Guarantor	Non- Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$455,494	$442,549	$99,761	$(112,715)	$885,089
Cost of sales	—	231,450	319,750	65,052	(112,715)	503,537
Gross margin	—	224,044	122,799	34,709	—	381,552
Operating expenses	673	146,187	154,447	28,036	(3,080)	326,263
Operating (loss) income	(673)	77,857	(31,648)	6,673	3,080	55,289
Other income and expenses, net	—	3,080	—	—	(3,080)	—
Interest income	—	556	818	24	(1,370)	28
Interest expense	—	(27,097)	(481)	(275)	1,370	(26,483)
Loss on extinguishment of debt	—	(12,675)	—	—	—	(12,675)
(Loss) earnings before income taxes	(673)	41,721	(31,311)	6,422	—	16,159
(Benefit) provision for income taxes	(272)	16,837	(12,635)	1,860	—	5,790
(Loss) earnings before equity in net loss of subsidiaries	(401)	24,884	(18,676)	4,562	—	10,369
Equity in earnings (loss) of subsidiaries	10,770	(14,114)	—	—	3,344	—
Net earnings (loss)	$10,369	$10,770	$(18,676)	$4,562	$3,344	$10,369
Comprehensive income (loss)	$16,829	$11,144	$(18,676)	$10,648	$(3,116)	$16,829

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tailored Brands, Inc.

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended April 30, 2016

(in thousands)

	Tailored	The Men’s	Guarantor	Non- Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$9,734	$34,076	$13,365	$(1,819)	$(8,921)	$46,435

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(16,179)	(12,878)	(1,268)	—	(30,325)
Proceeds from sale of property and equipment	—	—	501	—	—	501
Net cash used in investing activities	—	(16,179)	(12,377)	(1,268)	—	(29,824)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on term loan	—	(1,750)	—	—	—	(1,750)
Proceeds from asset-based revolving credit facility	—	201,000	—	3,014	—	204,014
Payments on asset-based revolving credit facility	—	(201,000)	—	(3,014)	—	(204,014)
Cash dividends paid	(8,921)	—	—	—	—	(8,921)
Intercompany financing activities	—	(8,921)	—	—	8,921	—
Proceeds from issuance of common stock	434	—	—	—	—	434
Tax payments related to vested deferred stock units	(1,247)	—	—	—	—	(1,247)
Net cash used in financing activities	(9,734)	(10,671)	—	—	8,921	(11,484)
Effect of exchange rate changes	—	—	—	1,322	—	1,322
Increase (decrease) in cash and cash equivalents	—	7,226	988	(1,765)	—	6,449
Cash and cash equivalents at beginning of period	—	724	$2,243	$27,013	$—	$29,980
Cash and cash equivalents at end of period	$—	$7,950	$3,231	$25,248	$—	$36,429

Tailored Brands, Inc.

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended May 2, 2015

(in thousands)

	Tailored	The Men’s	Guarantor	Non- Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$11,757	$36,993	$10,865	$(1,767)	$(8,863)	$48,985

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(16,437)	(10,924)	(3,023)	—	(30,384)
Net cash used in investing activities	—	(16,437)	(10,924)	(3,023)	—	(30,384)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on term loan	—	(4,500)	—	—	—	(4,500)
Proceeds from asset-based revolving credit facility	—	3,000	—	—	—	3,000
Payments on asset-based revolving credit facility	—	(3,000)	—	—	—	(3,000)
Deferred financing costs	—	(3,566)	—	—	—	(3,566)
Cash dividends paid	(8,863)	—	—	—	—	(8,863)
Intercompany financing activities	—	(8,863)	—	—	8,863	—
Proceeds from issuance of common stock	908	—	—	—	—	908
Tax payments related to vested deferred stock units	(4,506)	—	—	—	—	(4,506)
Excess tax benefits from share-based plans	981	—	—	—	—	981
Repurchases of common stock	(277)	—	—	—	—	(277)
Net cash used in financing activities	(11,757)	(16,929)	—	—	8,863	(19,823)
Effect of exchange rate changes	—	—	—	763	—	763
Increase (decrease) in cash and cash equivalents	—	3,627	(59)	(4,027)	—	(459)
Cash and cash equivalents at beginning of period	—	18,262	$4,857	$39,142	$—	$62,261
Cash and cash equivalents at end of period	$—	$21,889	$4,798	$35,115	$—	$61,802

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We encourage you to read this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) in conjunction with the corresponding section included in our Annual Report on Form 10-K for the year ended January 30, 2016.  References herein to years are to our 52-week or 53-week fiscal year, which ends on the Saturday nearest January 30 in the following calendar year.  For example, references to “2016” mean the 52-week fiscal year ending January 28, 2017.

Executive Overview

Background

We are the largest specialty retailer of men’s suits and the largest provider of rental product in the U.S. and Canada with 1,846 stores including tuxedo shops within Macy’s stores.  Our operations are conducted in two reportable segments, retail and corporate apparel, based on the way we manage, evaluate and internally report our business activities.  Refer to Note 14 of Notes to Condensed Consolidated Financial Statements and the discussion included in “Results of Operations” below for additional information and disclosures regarding our reporting segments.

We conduct our retail segment as a specialty apparel retailer offering suits, suit separates, sport coats, slacks, business casual, sportswear, outerwear, dress and casual shirts, shoes and accessories, primarily for men.  We offer our products and services through multiple brands and channels including The Men’s Wearhouse/Men’s Wearhouse and Tux (“Men’s Wearhouse”), Jos. A. Bank, Moores Clothing for Men (“Moores”), K&G, Joseph Abboud and the Internet at www.menswearhouse.com, www.josbank.com and www.josephabboud.com.  Our stores are located throughout the United States (“U.S.”), Puerto Rico and Canada and carry a wide selection of exclusive and non-exclusive merchandise brands.  Tuxedo and suit rentals are offered at our Men’s Wearhouse, Jos. A. Bank and Moores retail stores and tuxedo shops within Macy’s stores.  In addition, we offer our customers alteration services and most of our K&G stores offer ladies’ career apparel, sportswear, accessories and shoes and children’s apparel.  We also conduct retail dry cleaning, laundry and heirlooming operations through MW Cleaners in Texas.

We operate two corporate apparel providers.  Our UK-based operations, the largest provider of corporate apparel in the UK, operate under the Dimensions, Alexandra, and Yaffy brands.  Our operations in the U.S. operate under the Twin Hill brand.  These operations provide corporate clothing uniforms and workwear to workforces through multiple channels including managed corporate accounts, catalogs and the internet at www.dimensions.co.uk and www.alexandra.co.uk.

In the first quarter of 2016, we revised our segment reporting presentation to reflect changes in how we manage our business, including resource allocation and performance assessment.  Specifically, we are presenting expenses related to our shared services platform separate from the results of our operating segments to promote enhanced comparability of our operating segments.  Previously, these shared service expenses were primarily included in our retail segment.  Comparable prior period information has been recast to reflect our revised segment presentation.

First Quarter Discussion

Our first quarter results were mixed as we navigated the difficult consumer and retail environment and cycled a strong performance in last year’s first quarter.  While our net sales decline of 6.4% was slightly below our expectation, our focus on lowering operating expenses brought operating income and earnings per share in-line with our plan.  Men’s Wearhouse reported a modestly below-plan comparable sales decline of 3.5% while our Jos. A. Bank comparable sales decline of 16.0% was better than our expectation, despite anniversarying significant Buy-One-Get-Three Free events in the same period last year.  In May 2016, Men’s Wearhouse posted a comparable sales increase in the mid-single-digit range and Jos. A. Bank and Moores also saw improving trends.

Importantly, we are making progress on our transition plan for Tailored Brands.  We are executing on our profit improvement program, organizational realignment, store base rationalization, and cost reductions.  We remain committed to stabilizing, resizing, and rebuilding the founding of the Jos. A. Bank business to a base from which we can profitably grow on a go-forward basis.

Key operating metrics for the quarter ended April 30, 2016 include:

•                  Net sales decrease of 6.4%

•                  Comparable sales decreases at Men’s Wearhouse, Jos. A. Bank and Moores of 3.5%, 16.0% and 3.9%, respectively, while comparable sales at K&G increased 0.2%.

•                  Operating income decreased to $31.0 million compared to $55.3 million in the first quarter of fiscal 2015.

•                  Diluted earnings per share of $0.03 compared to diluted earnings per share of $0.21 in the first quarter of fiscal 2015.

Key liquidity metrics for the quarter ended April 30, 2016 include:

•                  Cash provided by operating activities was $46.4 million compared to $49.0 million for the prior comparable period.

•                  Capital expenditures were $30.3 million in the first quarter of fiscal 2016 compared to $30.4 million for the first quarter of fiscal 2015.

•                  We repaid $1.8 million on our term loan and had no borrowings outstanding on our ABL facility as of April 30, 2016.

•                  Dividends paid totaled $8.9 million for the quarter ended April 30, 2016.

Items Affecting Comparability of Results

The comparability of our results has been impacted by certain items, including restructuring and other costs consisting of costs related to our profit improvement and store rationalization programs and integration costs for Jos. A. Bank.  A summary of the effect of these items on pretax income for each applicable period is presented below (dollars in millions):

	For the Quarter Ended
	April 30, 2016	May 2, 2015

Restructuring and other charges(1)	$13.2	$—
Integration costs related to Jos. A. Bank(2)	3.6	5.8
Purchase accounting adjustment for the step up of Jos. A. Bank inventory	—	0.7
Other purchase accounting related charges	(0.6)	2.4
Loss on extinguishment of debt related to Jos. A. Bank financing arrangements	—	12.7
Separation costs with a former executive	—	3.7
Other	0.3	—

Total	$16.5	$25.3

(1)  Consists of $5.0 million of consulting costs, $3.8 million of severance and employee-related costs, $2.0 million of store asset impairment charges and accelerated depreciation, $1.9 million of lease termination costs and $0.5 million of other costs.

(2)  For the quarter ended April 30, 2016, integration costs related to Jos. A. Bank include $1.7 million of severance costs.  For the quarter ended May 2, 2015, integration costs include $3.8 million of severance and employee-related costs.

Store Data

The following table presents information with respect to retail apparel stores and tuxedo shops within Macy’s stores in operation during each of the respective fiscal periods:

	For the Three Months Ended		For the Year Ended
	April 30, 2016	May 2, 2015	January 30, 2016

Open at beginning of period:	1,724	1,758	1,758
Opened (1)(2)	140	8	42
Closed	(18)	(8)	(76)
Open at end of the period	1,846	1,758	1,724

Men’s Wearhouse(2)	716	702	714
Men’s Wearhouse and Tux	153	207	160
Tuxedo shops @ Macy’s	148	—	12
Jos. A. Bank(3)	615	636	625
Moores	125	124	124
K&G	89	89	89
	1,846	1,758	1,724

(1)                Includes 136 tuxedo shops within Macy’s stores opened in 2016.

(2)                Includes one Joseph Abboud store opened in 2015.

(3)                Excludes franchise stores.

During the first quarter of 2016, we opened 140 stores/tuxedo shops (136 tuxedo shops within Macy’s stores, two Men’s Wearhouse stores, one Jos. A. Bank store and one Moores store).  We closed 18 stores (11 Jos. A. Bank stores and seven Men’s Wearhouse and Tux stores).

Seasonality

Our sales and net earnings are subject to seasonal fluctuations.  Our rental revenues are heavily concentrated in the second and third quarters (prom and wedding season) while the fourth quarter is considered the seasonal low point.  In addition, Jos. A. Bank has historically experienced increased customer traffic during the holiday season and its increased marketing efforts during the holiday season have historically resulted in sales and net earnings generated in the fourth quarter, which are significantly larger as compared to the other three quarters.  This trend did not occur in the fourth quarter of 2015 as a result of our decision to change the brand’s promotional cadence.  We currently expect this trend to resume in the future.  With respect to our corporate apparel sales and operating results, seasonal fluctuations are not significant but the acquisition of new customers or existing customer decisions to rebrand or revise their corporate wear programs can cause significant variations in period results.  Because of these fluctuations in our sales, results for any quarter are not necessarily indicative of the results that may be achieved for the full year.

Results of Operations

For the Three Months Ended April 30, 2016 Compared to the Three Months Ended May 2, 2015

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	For the Three Months Ended (1)
	April 30,	May 2,
	2016	2015
Net sales:
Retail clothing product	74.3%	75.3%
Rental services	12.0	11.7
Alteration and other services	6.1	6.1
Total retail sales	92.4	93.1
Corporate apparel clothing product	7.6	6.9
Total net sales	100.0%	100.0%
Cost of sales (2):
Retail clothing product	43.9	44.1
Rental services	15.9	15.6
Alteration and other services	71.2	66.6
Occupancy costs	14.4	13.7
Total retail cost of sales	56.5	55.8
Corporate apparel clothing product	71.0	72.1
Total cost of sales	57.5	56.9
Gross margin (2):
Retail clothing product	56.1	55.9
Rental services	84.1	84.4
Alteration and other services	28.8	33.4
Occupancy costs	(14.4)	(13.7)
Total retail gross margin	43.5	44.2
Corporate apparel clothing product	29.0	27.9
Total gross margin	42.5	43.1
Advertising expense	5.8	5.7
Selling, general and administrative expenses	32.9	31.1
Operating income	3.7	6.3
Interest income	0.0	0.0
Interest expense	(3.2)	(3.0)
Loss on extinguishment of debt	—	(1.4)
Earnings before income taxes	0.5	1.8
Provision for income taxes	0.4	0.7
Net earnings	0.2%	1.2%

(1)                Percentage line items may not sum to totals due to the effect of rounding.

(2)                Calculated as a percentage of related sales.

Net Sales

Total net sales decreased $56.3 million, or 6.4%, to $828.8 million for the first quarter of 2016 as compared to the first quarter of 2015.

Total retail sales decreased $58.0 million, or 7.0%, to $766.2 million for the first quarter of 2016 as compared to the first quarter of 2015 primarily due to a $51.2 million decrease in clothing product revenues primarily at our Jos. A. Bank and Men’s Wearhouse brands, a $3.3 million decrease in rental service revenues and a $3.5 million decrease in alteration and other services revenues.  The net decrease is attributable to the following:

(in millions)	Amount Attributed to
$(14.7)	3.5% decrease in comparable sales at Men’s Wearhouse.
(30.2)	16.0% decrease in comparable sales at Jos. A. Bank.
(1.7)	3.9% decrease in comparable sales at Moores(1).
0.2	0.2% increase in comparable sales at K&G.
(4.7)	Decrease in non-comparable sales.
(2.4)	Decrease in net sales resulting from change in U.S./Canadian dollar exchange rate.
(4.5)	Other.
$(58.0)	Decrease in total retail sales.

(1)                Comparable sales percentages for Moores are calculated using Canadian dollars.

Comparable sales exclude the net sales of a store for any month of one period if the store was not open throughout the same month of the prior period and include e-commerce net sales.  We operate our business using an omnichannel approach and do not differentiate e-commerce sales from our other channels.  In addition, as a result of our decision to close all factory stores at Jos. A. Bank, we have excluded the results of these stores from our comparable sales calculation for Jos. A. Bank.

The decrease at Men’s Wearhouse resulted primarily from decreased average transactions per store and units sold per transaction that more than offset increased average unit retails (net selling prices).  The decrease at Jos. A. Bank resulted primarily from decreased average transactions per store partially offset by higher units per transaction and higher rental revenue. The increase at K&G resulted from increased units sold per transaction offset by decreased average transactions per store while average unit retails were flat. The decrease at Moores resulted from decreased average transactions per store and units sold per transaction partially offset by increased average unit retails.  At Men’s Wearhouse, rental service comparable sales decreased 4.8% due to a decrease in unit rentals partially offset by an increase in rental rates.

Total corporate apparel clothing product sales increased $1.8 million for the first quarter of 2016 as compared to the first quarter of 2015.  UK corporate apparel sales increased $1.3 million due mainly to higher sales from existing customer programs partially offset by the impact of a weaker pound Sterling this year compared to last year.  U.S. corporate apparel sales increased $0.5 million primarily due to increased sales from existing customer programs.

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

Our total gross margin decreased $29.7 million, or 7.8%, to $351.8 million in the first quarter of 2016 as compared to the first quarter of 2015.  Total retail segment gross margin decreased $30.8 million, or 8.5%, from the same prior year quarter to $333.7 million in the first quarter of 2016.  As a percentage of related sales, retail segment gross margin decreased from 44.2% in the first quarter of 2015 to 43.5% in the first quarter of 2016 driven primarily by deleveraging of occupancy costs from lower sales.

Occupancy costs decreased $3.0 million while occupancy costs as a percentage of retail sales, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, increased from 13.7% to 14.4% for the first quarter of 2016 compared to the first quarter of 2015, primarily due to deleveraging resulting from lower retail sales.

Corporate apparel gross margin increased $1.1 million, or 6.6%, in the first quarter of 2016.  For the corporate apparel segment, total gross margin as a percentage of related sales increased from 27.9% in the first quarter of 2015 to 29.0% in the first quarter of 2016 primarily due to changes in the sales mix.

Advertising Expense

Advertising expense decreased to $47.9 million in the first quarter of 2016 from $50.7 million in the first quarter of 2015, a decrease of $2.7 million, or 5.4%.  As a percentage of total net sales, advertising expense increased from 5.7% in the first quarter of 2015 to 5.8% in the first quarter of 2016 primarily due to deleveraging resulting from lower sales.

Selling, General and Administrative Expenses

SG&A expenses decreased to $272.9 million in the first quarter of 2016 from $275.6 million in the first quarter of 2015, a decrease of $2.7 million, or 1.0%.  As a percentage of total net sales, these expenses increased from 31.1% in the first quarter of 2015 to 32.9% in the first quarter of 2016 primarily reflecting deleveraging from lower sales.  The components of this 1.8% net increase in SG&A expenses as a percentage of total net sales and the related dollar changes were as follows:

%	in millions	Attributed to
0.9	$6.8

Increase in restructuring, integration and other items as a percentage of sales from 1.1% in the first quarter of 2015 to 2.0% in the first quarter of 2016. For the first quarter of 2016, these costs totaled $16.4 million, related primarily to restructuring and other costs and Jos. A. Bank integration costs. For the first quarter of 2015, these costs totaled $9.6 million, related primarily separation costs for a former executive and integration costs related to Jos. A. Bank.

0.8	(0.1)

Store salaries decreased $0.1 million but increased as a percentage of sales from 12.6% in the first quarter of 2015 to 13.4% in the first quarter of 2016 primarily due to deleverage resulting from lower retail sales.

0.1	(9.4)

Increase in other SG&A expenses as a percentage of sales from 17.5% in the first quarter of 2015 to 17.6% in the first quarter of 2016. Other SG&A expenses decreased $9.4 million primarily due to cost reduction initiatives and a decrease in amortization of intangible assets as a result of the impairment charges recorded in the fourth quarter of 2015.

1.8%	$(2.7)	Total

In the retail segment, SG&A expenses as a percentage of related net sales increased from 26.6% in the first quarter of 2015 to 26.9% in the first quarter of 2016.  Retail segment SG&A expenses decreased $12.7 million primarily due to cost reduction initiatives.

In the corporate apparel segment, SG&A expenses as a percentage of related net sales decreased from 25.0% in the first quarter of 2015 to 24.9% in the first quarter of 2016.  Corporate apparel segment SG&A expenses increased $0.4 million.

Shared service expenses represent costs not specifically related to the operations of our business segments and are included in SG&A.  Shared service SG&A expenses as a percentage of total net sales increased from 4.7% in the first quarter of 2015 to 6.1% in the first quarter of 2016.  Shared service SG&A expenses increased $9.6 million primarily due to costs associated with our profit improvement program.

Provision for Income Tax

Our effective income tax rate increased to 63.7% for the first quarter of 2016 from 35.8% for the first quarter of 2015 primarily due to low U.S. book income and the impact of non-recurring true-up items recorded in the first quarter of 2016.

For the first quarter of 2016 and 2015, the statutory tax rates in Canada and the UK were approximately 26% and 20%, respectively, which favorably impacted our effective tax rate.  For the first quarter of 2016 and 2015, tax expense for our operations in foreign jurisdictions totaled $1.6 million and $2.7 million, respectively.

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

Net Earnings

Net earnings were $1.6 million for the first quarter of 2016 compared with net earnings of $10.4 million for the first quarter of 2015.

Liquidity and Capital Resources

At April 30, 2016, May 2, 2015 and January 30, 2016, cash and cash equivalents totaled $36.4 million, $61.8 million and $30.0 million, respectively, and working capital totaled $717.7 million, $765.8 million and $723.6 million, respectively.  Our primary sources of working capital are cash flows from operations and available borrowings under our financing arrangements, as described below.

On June 18, 2014, The Men’s Wearhouse, Inc. entered into a term loan credit agreement that provides for a senior secured term loan in the aggregate principal amount of $1.1 billion (the “Term Loan”) and a $500.0 million asset-based revolving credit agreement (the “ABL Facility”, and together with the Term Loan, the “Credit Facilities”) with certain of our U.S. subsidiaries and Moores the Suit People Inc., one of our Canadian subsidiaries, as co-borrowers.  In addition, on June 18, 2014, The Men’s Wearhouse, Inc. issued $600.0 million in aggregate principal amount of 7.00% Senior Notes due 2022 (the “Senior Notes”).

The Credit Facilities and the Senior Notes contain customary non-financial and financial covenants, including fixed charge coverage ratios, total leverage ratios and secured leverage ratios, as well as a restriction on our ability to pay dividends on our common stock in excess of $10.0 million per quarter.  Since entering into these financing arrangements and as of April 30, 2016, our total leverage ratio and secured leverage ratio were above the maximums specified in the agreements, which was anticipated when we entered into these arrangements.  As a result, we are currently subject to certain additional restrictions, including limitations on our ability to make acquisitions and incur additional indebtedness.  In addition, in accordance with the terms of the Credit Facilities, we made a mandatory excess cash flow prepayment offer of $35.5 million to the Term Loan lenders prior to April 29, 2016.  The entire $35.5 million prepayment was made subsequent to the end of the quarter on May 2, 2016.

The Term Loan is guaranteed, jointly and severally, by Tailored Brands, Inc. and certain of our U.S. subsidiaries and will mature on June 18, 2021.  The interest rate on the Term Loan is based on 3-month LIBOR, which was approximately 0.64% at April 30, 2016. However, the Term Loan interest rate is subject to a LIBOR floor of 1% per annum, plus the applicable margin which is currently 3.50%, resulting in a total interest rate of 4.50%.  In January 2015, we entered into an interest rate swap agreement to swap variable-rate interest payments for fixed-rate interest payments on a notional amount of $520.0 million, effective in February 2015.  The interest rate swap agreement matures in August 2018 and has periodic interest settlements.  Under this interest rate swap agreement, we receive a floating rate based on 3-month LIBOR and pay a fixed rate of 5.03% (including the applicable margin of 3.50%) on the outstanding notional amount.

In April 2015, The Men’s Wearhouse, Inc. entered into Incremental Facility Agreement No. 1 (the “Incremental Agreement”) resulting in a refinancing of $400.0 million aggregate principal amount of our Term Loan from a variable rate to a fixed rate of 5.0% per annum.  The Incremental Agreement did not impact the total amount borrowed under the Term Loan, the maturity date of the Term Loan of June 18, 2021, or collateral and guarantees under the existing Term Loan.

As a result of the interest rate swap and the Incremental Agreement, we have converted a majority of the variable interest rate under the Term Loan to a fixed rate and, as of April 30, 2016, the Term Loan had a weighted average interest rate of 4.90%.

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

We utilize letters of credit primarily to secure inventory purchases and as collateral for workers compensation claims.  Except for letters of credit totaling approximately $21.4 million issued and outstanding, no amounts were drawn on the ABL Facility as of April 30, 2016 and we have approximately $438.5 million of borrowing availability under the ABL Facility as of April 30, 2016.

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

The Senior Notes are guaranteed, jointly and severally, on an unsecured basis by Tailored Brands, Inc. and certain of our U.S. subsidiaries.   The Senior Notes will mature on July 1, 2022.  Interest on the Senior Notes is payable on January 1 and July 1 of each year.

Cash Flow Activities

Operating activities — Net cash provided by operating activities was $46.4 million and $49.0 million for the first three months of 2016 and 2015, respectively.  The $2.6 million decrease was driven by fluctuations in accounts payable, accrued expenses and other current liabilities and a decrease in net earnings after adjusting for non-cash items partially offset by changes in other assets related to income tax refunds.

Investing activities — Net cash used in investing activities was $29.8 million and $30.4 million for the first three months of 2016 and 2015, respectively.

Financing activities — Net cash used in financing activities was $11.5 million and $19.8 million for the first three months of 2016 and 2015, respectively.  The $8.3 million decrease primarily reflects a decrease in required repayments on our Term Loan as well as deferred financing costs related to the refinancing of $400.0 million of our Term Loan last year.

Share repurchase program — The Board of Directors (the “Board”) had previously approved a $200.0 million share repurchase program for our common stock.  During the first three months of 2016 and 2015, no shares were repurchased in open market transactions under the Board’s March 2013 authorization.  At April 30, 2016, the remaining balance available under the Board’s March 2013 authorization was $48.0 million.

Dividends — For each of the first three months of 2016 and 2015, cash dividends paid totaled $8.9 million.  During each of the quarters ended April 30, 2016 and May 2, 2015, we declared quarterly dividends of $0.18 per share.

Future Sources and Uses of Cash

Our primary uses of cash are to finance working capital requirements of our operations and to repay our indebtedness.  In addition, we will use cash to fund capital expenditures, income taxes, costs related to our store rationalization and profit improvement programs including lease termination payments, dividend payments, operating leases and various other commitments and obligations, as they arise.

Capital expenditures are anticipated to be in the range of $110.0 to $120.0 million for 2016.  This amount includes the anticipated costs to open 166 shops within Macy’s stores, 15 to 20 Men’s Wearhouse stores, three Moores stores, two Jos. A. Bank stores and two K&G stores and to expand and/or relocate approximately 8 to 12 existing Men’s Wearhouse stores, four to eight existing Jos. A. Bank stores and one existing K&G store.  During the first three months of 2016, we opened 140 stores/tuxedo shops (136 tuxedo shops within Macy’s stores, two Men’s Wearhouse stores, one Jos. A. Bank store and one Moores store).  Capital expenditures for 2016 will also include integration projects for Jos. A. Bank, point-of-sale and other computer equipment and systems, store remodeling, and investment in other corporate assets.  The actual amount of future capital expenditures will depend in part on the number of new stores opened and the terms on which new stores are leased and the timing of our Jos. A. Bank integration projects, as well as on industry trends consistent with our anticipated operating plans.

Current and future domestic and global economic conditions could negatively affect our future operating results as well as our existing cash and cash equivalents balances.  In addition, conditions in the financial markets could limit our access to further capital resources, if needed, and could increase associated costs.  We believe based on our current business plan that our existing cash and cash flows from operations and availability under our ABL Facility will be sufficient to fund our operating cash requirements, repayment of current indebtedness, costs related to our store rationalization and profit improvement plans including lease termination payments, planned store openings, relocations and remodels, other capital expenditures and integration costs associated with Jos. A. Bank.

Contractual Obligations

There have been no material changes to our contractual obligations as discussed in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires the appropriate application of accounting policies in accordance with generally accepted accounting principles.  In many instances, this also requires management to make estimates and assumptions about future events that affect the amounts and disclosures included in our financial statements.  We base our estimates on historical experience and various assumptions that we believe are reasonable under our current business model.  However, because future events and conditions and their effects cannot be determined with certainty, actual results will differ from our estimates and such differences could be material to our financial statements.  There have been no significant changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

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

As discussed in Note 4 and Note 12 of the Notes to the Condensed Consolidated Financial Statements, we have undertaken steps to mitigate our exposure to changes in interest rates on our indebtedness.  As of April 30, 2016, 86% of our total debt was at a fixed rate with the remainder at a variable rate.  In addition, due to the existence of a LIBOR floor of 1% per annum on the portion of our debt subject to a variable rate, we believe our interest rate risk is substantially mitigated.  At April 30, 2016, the effect of one percentage point change in interest rates would result in an approximate $2.4 million change in annual interest expense on our Term Loan.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal first quarter ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 15 of the Notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

ITEM 6 — EXHIBITS

Exhibits filed with this quarterly report on Form 10-Q are incorporated herein by reference as set forth in the Index to Exhibits on page 35.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Tailored Brands, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 9, 2016	TAILORED BRANDS, INC.

	By	/s/ JON W. KIMMINS
Jon W. Kimmins
Executive Vice President, Chief Financial Officer, Treasurer and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number		Exhibit Index

10.1	—	Trust Agreement between T. Rowe Price Trust Company and The Men’s Wearhouse, Inc. (filed herewith).
31.1	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).
31.2	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).
32.1	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (furnished herewith). †
32.2	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (furnished herewith). †
101.1	—

The following financial information from Tailored Brands, Inc.’s Quarterly Report on Form 10-Q for the three months ended April 30, 2016, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

† This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section.  Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.