Form 10-Q
period 2016-07-30
TAILORED BRANDS INC
filed 2016-09-08
CIK 884217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2016 or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of common stock of the Registrant, par value $.01 per share, outstanding at August 26, 2016 was 48,694,613.

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

Forward-looking statements are not guarantees of future performance and a variety of factors could cause actual results to differ materially from the anticipated or expected results expressed in or suggested by these forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to: actions by governmental entities; domestic and international macro-economic conditions; inflation or deflation; the loss of, or changes in, key personnel; success, or lack thereof, in executing our internal strategies and operating plans including new store and new market expansion plans, cost reduction initiatives, store rationalization plans, profit improvement plans, revenue enhancement strategies and the impact of opening tuxedo shops within Macy’s stores; changes in demand for clothing; market trends in the retail business; customer confidence and spending patterns; changes in traffic trends in our stores; customer acceptance of our merchandise strategies; performance issues with key suppliers; disruptions in our supply chain; severe weather; foreign currency fluctuations; government export and import policies; advertising or marketing activities of competitors; and legal proceedings.

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

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	July 30,	August 1,	January 30,
	2016	2015	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,430	$73,403	$29,980
Accounts receivable, net	84,348	70,392	63,890
Inventories	1,023,603	956,976	1,022,504
Other current assets	81,113	153,350	143,546
Total current assets	1,200,494	1,254,121	1,259,920
PROPERTY AND EQUIPMENT, net	510,520	551,920	521,824
RENTAL PRODUCT, net	171,469	148,037	157,460
GOODWILL	118,307	891,316	118,586
INTANGIBLE ASSETS, net	174,752	661,973	178,510
OTHER ASSETS	9,012	8,985	8,019
TOTAL ASSETS	$2,184,554	$3,516,352	$2,244,319
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$169,820	$176,560	$237,114
Accrued expenses and other current liabilities	296,857	270,702	256,762
Current portion of long-term debt	14,000	7,000	42,451
Total current liabilities	480,677	454,262	536,327
LONG-TERM DEBT, net	1,600,402	1,649,487	1,613,473
DEFERRED TAXES AND OTHER LIABILITIES	192,125	393,628	194,605
Total liabilities	2,273,204	2,497,377	2,344,405
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' (DEFICIT) EQUITY:
Preferred stock	—	—	—
Common stock	486	485	485
Capital in excess of par	461,143	448,036	455,765
(Accumulated deficit) retained earnings	(519,068)	577,648	(524,876)
Accumulated other comprehensive loss	(31,211)	(4,110)	(28,486)
Treasury stock, at cost	—	(3,084)	(2,974)
Total (deficit) equity	(88,650)	1,018,975	(100,086)
TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$2,184,554	$3,516,352	$2,244,319

See Notes to Condensed Consolidated Financial Statements.

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net sales:
Retail clothing product	$615,946	$649,190	$1,231,614	$1,316,052
Rental services	165,009	157,049	264,840	260,178
Alteration and other services	49,226	52,674	99,969	106,954
Total retail sales	830,181	858,913	1,596,423	1,683,184
Corporate apparel clothing product	79,503	61,161	142,083	121,979
Total net sales	909,684	920,074	1,738,506	1,805,163
Cost of sales:
Retail clothing product	277,882	282,050	548,237	576,434
Rental services	27,101	25,351	42,985	41,435
Alteration and other services	34,409	37,118	70,559	73,268
Occupancy costs	108,615	114,255	218,750	227,351
Total retail cost of sales	448,007	458,774	880,531	918,488
Corporate apparel clothing product	51,373	42,619	95,830	86,442
Total cost of sales	499,380	501,393	976,361	1,004,930
Gross margin:
Retail clothing product	338,064	367,140	683,377	739,618
Rental services	137,908	131,698	221,855	218,743
Alteration and other services	14,817	15,556	29,410	33,686
Occupancy costs	(108,615)	(114,255)	(218,750)	(227,351)
Total retail gross margin	382,174	400,139	715,892	764,696
Corporate apparel clothing product	28,130	18,542	46,253	35,537
Total gross margin	410,304	418,681	762,145	800,233
Advertising expense	44,963	44,981	92,891	95,637
Selling, general and administrative expenses	305,709	275,577	578,628	551,184
Operating income	59,632	98,123	90,626	153,412
Interest income	37	62	50	90
Interest expense	(25,876)	(26,535)	(52,377)	(53,018)
Loss on extinguishment of debt, net	(71)	—	(71)	(12,675)
Earnings before income taxes	33,722	71,650	38,228	87,809
Provision for income taxes	8,747	23,871	11,616	29,661
Net earnings	$24,975	$47,779	$26,612	$58,148
Net earnings per common share allocated to common shareholders:
Basic	$0.51	$0.99	$0.55	$1.20
Diluted	$0.51	$0.98	$0.55	$1.20
Weighted-average common shares outstanding:
Basic	48,609	48,304	48,527	48,217
Diluted	48,639	48,544	48,630	48,487
Cash dividends declared per common share	$0.18	$0.18	$0.36	$0.36

See Notes to Condensed Consolidated Financial Statements.

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 30,	August 1,	July 30,	August 1,
	2016	2015	2016	2015

Net earnings	$24,975	$47,779	$26,612	$58,148
Currency translation adjustments	(19,600)	(4,440)	(3,171)	1,646
Unrealized gain (loss) on cash flow hedge, net of tax	206	(459)	446	(85)
Comprehensive income	$5,581	$42,880	$23,887	$59,709

See Notes to Condensed Consolidated Financial Statements.

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended
	July 30,	August 1,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$26,612	$58,148
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	60,275	65,213
Rental product amortization	23,176	19,995
Loss on extinguishment of debt, net	71	12,675
Amortization of deferred financing costs	3,307	3,485
Amortization of discount on long-term debt	491	598
Loss on disposition of assets	49	886
Asset impairment charges	3,864	260
Share-based compensation	8,739	8,429
Excess tax benefits from share-based plans	—	(1,094)
Deferred tax provision (benefit)	1,890	(12,641)
Deferred rent expense and other	(637)	2,499
Changes in operating assets and liabilities:
Accounts receivable	(22,955)	3,937
Inventories	(2,223)	(17,697)
Rental product	(35,952)	(35,965)
Other assets	64,513	7,911
Accounts payable, accrued expenses and other current liabilities	(28,262)	(22,682)
Other liabilities	(2,654)	957
Net cash provided by operating activities	100,304	94,914
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(55,912)	(56,764)
Proceeds from sales of property and equipment	605	—
Net cash used in investing activities	(55,307)	(56,764)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on term loan	(38,951)	(4,500)
Proceeds from asset-based revolving credit facility	305,549	5,500
Payments on asset-based revolving credit facility	(305,549)	(5,500)
Repurchase and retirement of senior notes	(6,500)	—
Deferred financing costs	—	(3,566)
Cash dividends paid	(17,676)	(17,561)
Proceeds from issuance of common stock	932	1,961
Tax payments related to vested deferred stock units	(1,258)	(4,506)
Excess tax benefits from share-based plans	—	1,094
Repurchases of common stock	—	(277)
Net cash used in financing activities	(63,453)	(27,355)
Effect of exchange rate changes	(94)	347
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(18,550)	11,142
Balance at beginning of period	29,980	62,261
Balance at end of period	$11,430	$73,403

See Notes to Condensed Consolidated Financial Statements.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Significant Accounting Policies

Basis of Presentation — Effective January 31, 2016, Tailored Brands, Inc., a Texas corporation (“Tailored Brands”), became the successor reporting company to The Men’s Wearhouse, Inc. (“Men’s Wearhouse”), pursuant to a holding company reorganization (the “Reorganization”). Upon completion of the Reorganization, each issued and outstanding share of common stock of Men's Wearhouse was automatically converted into one share of common stock of Tailored Brands, having the same designations, preferences, limitations, and relative rights and corresponding obligations as the shares of common stock of Men's Wearhouse. In addition, as part of the Reorganization, Men's Wearhouse's treasury shares were canceled. The consolidated assets and liabilities of Tailored Brands and its subsidiaries immediately after the Reorganization were the same as the consolidated assets and liabilities of Men's Wearhouse immediately prior to the Reorganization.

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

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation-Stock Compensation. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years with early adoption permitted. We will adopt ASU 2016-09 beginning in the first quarter of fiscal 2017 and we do not expect it will have a material impact on our financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases.  ASU 2016-02 increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  The main difference between previous U.S.GAAP and ASU 2016-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. ASU 2016-02 is effective for public companies for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption of ASU 2016-02 is permitted.  The guidance is required to be adopted using the modified retrospective approach.  We are currently evaluating the impact ASU 2016-02 will have on our financial

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

position, results of operations and cash flows but expect that it will result in a significant increase in our long-term assets and liabilities given we have a significant number of leases.

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

2.  Restructuring and Other Charges

During the fourth quarter of fiscal 2015, we began implementing initiatives intended to reduce costs and improve operating performance.  These initiatives include a store rationalization program which identified approximately 250 stores to be closed as well as a profit improvement program to drive operating efficiencies and improve our expense structure.  The store rationalization program includes the closure of approximately 80 to 90 Jos. A. Bank full line stores, the closure of all factory and outlet stores at Jos. A. Bank and Men’s Wearhouse (58 stores) and the closure of between 100 and 110 Men’s Wearhouse and Tux stores primarily as the result of the rollout of our shops within Macy’s stores.  We expect the store rationalization and profit improvement programs to be completed in fiscal 2016.

A summary of the charges incurred for the three and six months ended July 30, 2016 along with cumulative charges incurred under these initiatives since inception, all of which relate to our retail segment, is presented in the table below (amounts in thousands):

	For the Three Months Ended	For the Six Months Ended
	July 30,	July 30,
	2016	2016	Cumulative
Lease termination costs	$26,446	$28,337	$28,337
Store asset impairment charges and accelerated depreciation	1,164	3,174	26,320
Consulting costs	6,825	11,777	12,695
Inventory reserve charges	—	—	11,008
Favorable lease impairment charges	—	—	5,533
Severance and employee-related costs	406	4,162	4,162
Other costs	174	726	1,584
Total pre-tax restructuring and other charges(1)	$35,015	$48,176	$89,639

(1)

Consists of $36.4 million included in selling, general and administrative expenses (“SG&A”) offset by a $1.4 million reduction in cost of sales for the three months ended July 30, 2016. Consists of $49.4 million included in SG&A offset by a $1.2 million reduction in cost of sales for the six months ended July 30, 2016.

As of July 30, 2016, we estimate that cumulatively pre-tax restructuring and other charges related to these actions will approximate $113.0 million to $120.0 million, of which approximately $70.0 million to $75.0 million are estimated to be cash expenses.  Included in the estimate of total pre-tax charges are approximately:

•	Approximately $50.0 million of lease termination costs;
•	$43.0 million to $45.0 million of inventory and long-lived and intangible asset impairment charges, including accelerated depreciation relating to store closures; and
•	$20.0 to $25.0 million of consulting, severance and other costs.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table is a rollforward of amounts included in accrued expenses and other current liabilities in the condensed consolidated balance sheet related to the pre-tax restructuring and other charges (amounts in thousands):

	Severance and	Lease
	Employee-	Termination	Consulting	Other
	Related Costs	Costs	Costs	Costs	Total
Beginning Balance, January 30, 2016	$—	$—	$918	$858	$1,776
Charges, excluding non-cash items	4,162	28,337	11,777	726	45,002
Payments	(3,844)	(7,419)	(10,510)	(1,409)	(23,182)
Ending Balance, July 30, 2016	$318	$20,918	$2,185	$175	$23,596

In addition to the restructuring costs described above, we incurred integration and other costs related to Jos. A. Bank totaling $2.0 million and $5.1 million for the three months ended July 30, 2016 and August 1, 2015, respectively. For the three months ended July 30, 2016, $1.5 million of the integration costs are included in SG&A and $0.5 million are included in cost of sales in the condensed consolidated statement of earnings.  For the three months ended August 1, 2015, $4.6 million of the integration costs are included in SG&A and $0.5 million are included in cost of sales in the condensed consolidated statement of earnings.

For the six months ended July 30, 2016 and August 1, 2015, we incurred integration and other costs related to Jos. A. Bank totaling $5.6 million and $10.9 million, respectively. For the six months ended July 30, 2016, $4.6 million of the integration costs are included in SG&A and $1.0 million are included in cost of sales in the condensed consolidated statement of earnings.  For the six months ended August 1, 2015, $10.4 million of the integration costs are included in SG&A and $0.5 million are included in cost of sales in the condensed consolidated statement of earnings.

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

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Basic and diluted earnings per common share allocated to common shareholders are computed using the actual net earnings allocated to common shareholders and the actual weighted-average common shares outstanding rather than the rounded numbers presented within our condensed consolidated statement of earnings and the accompanying notes.  As a result, it may not be possible to recalculate earnings per common share allocated to common shareholders in our condensed consolidated statement of earnings and the accompanying notes. The following table sets forth the computation of basic and diluted earnings per common share allocated to common shareholders (in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	July 30,	August 1,	July 30,	August 1,
	2016	2015	2016	2015
Numerator
Net earnings	$24,975	$47,779	$26,612	$58,148
Net earnings allocated to participating securities (restricted stock and deferred stock units)	(31)	(47)	(31)	(64)
Net earnings allocated to common shareholders	$24,944	$47,732	$26,581	$58,084
Denominator
Basic weighted-average common shares outstanding	48,609	48,304	48,527	48,217
Dilutive effect of share-based awards	30	240	103	270
Diluted weighted-average common shares outstanding	48,639	48,544	48,630	48,487
Net earnings per common share allocated to common shareholders:
Basic	$0.51	$0.99	$0.55	$1.20
Diluted	$0.51	$0.98	$0.55	$1.20

For the three and six months ended July 30, 2016, 2.0 million and 1.6 million anti-dilutive shares of common stock were excluded from the calculation of diluted earnings per common share, respectively. For the three and six months ended August 1, 2015, 0.1 million and 0.2 million anti-dilutive shares of common stock were excluded from the calculation of diluted earnings per common share, respectively.

4.  Debt

On June 18, 2014, The Men's Wearhouse, Inc. entered into a term loan credit agreement that provides for a senior secured term loan in the aggregate principal amount of $1.1 billion (the “Term Loan”) and a $500.0 million asset-based revolving credit agreement (the “ABL Facility”, and together with the Term Loan, the “Credit Facilities”) with certain of our U.S. subsidiaries and Moores the Suit People Inc., one of our Canadian subsidiaries, as co-borrowers. Proceeds from the Term Loan were reduced by an $11.0 million original issue discount (“OID”), which is presented as a reduction of the outstanding balance on the Term Loan on the balance sheet and will be amortized to interest expense over the contractual life of the Term Loan. In addition, on June 18, 2014, The Men’s Wearhouse, Inc. issued $600.0 million in aggregate principal amount of 7.00% Senior Notes due 2022 (the “Senior Notes”).

The Credit Facilities and the Senior Notes contain customary non-financial and financial covenants, including fixed charge coverage ratios, total leverage ratios and secured leverage ratios, as well as a restriction on our ability to pay dividends on our common stock in excess of $10.0 million per quarter. Since entering into these financing arrangements and as of July 30, 2016, our total leverage ratio and secured leverage ratio were above the maximums specified in the agreements, which was anticipated when we entered into these arrangements. As a result, we are currently subject to certain additional restrictions, including limitations on our ability to make acquisitions and incur additional indebtedness.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Credit Facilities

The Term Loan is guaranteed, jointly and severally, by Tailored Brands, Inc. and certain of our U.S. subsidiaries and will mature on June 18, 2021.  The interest rate on the Term Loan is based on 3-month LIBOR, which was approximately 0.76% at July 30, 2016.    However, the Term Loan interest rate is subject to a LIBOR floor of 1% per annum, plus the applicable margin which is currently 3.50%, resulting in a total interest rate of 4.50%.  In January 2015, we entered into an interest rate swap agreement, in which the variable rate payments due under a portion of the Term Loan were exchanged for a fixed rate (see Note 12).

In April 2015, The Men's Wearhouse, Inc. entered into Incremental Facility Agreement No. 1 (the “Incremental Agreement”) resulting in a refinancing of $400.0 million aggregate principal amount of the Term Loan from a variable rate to a fixed rate of 5.0% per annum.  The Incremental Agreement did not impact the total amount borrowed under the Term Loan, the maturity date of the Term Loan of June 18, 2021, or collateral and guarantees under the Term Loan.  In connection with the Incremental Agreement, we incurred deferred financing costs of $3.6 million, which will be amortized over the life of the remaining term using the interest method.  In addition, as a result of entering into the Incremental Agreement, we recorded a loss on extinguishment of debt totaling $12.7 million consisting of the elimination of unamortized deferred financing costs and OID related to the Term Loan, which is included as a separate line in the condensed consolidated statement of earnings.

As a result of the interest rate swap and the Incremental Agreement, we have converted a majority of the variable interest rate under the Term Loan to a fixed rate and, as of July 30, 2016, the Term Loan had a weighted average interest rate of 4.91%.

The ABL Facility provides for a senior secured revolving credit facility of $500.0 million, with possible future increases to $650.0 million under an expansion feature that matures on June 18, 2019, and is guaranteed, jointly and severally, by Tailored Brands, Inc. and certain of our U.S. subsidiaries. The ABL Facility has several borrowing and interest rate options including the following indices:  (i) adjusted LIBOR, (ii) Canadian Dollar Offered Rate (“CDOR”) rate, (iii) Canadian prime rate or (iv) an alternate base rate (equal to the greater of the prime rate, the federal funds effective rate plus 0.5% or adjusted LIBOR for a one-month period plus 1.0%). Advances under the ABL Facility bear interest at a rate per annum using the applicable indices plus a varying interest rate margin of up to 2.00%.  The ABL Facility also provides for fees applicable to amounts available to be drawn under outstanding letters of credit which range from 1.50% to 2.00%, and a fee on unused commitments which ranges from 0.25% to 0.375%. As of July 30, 2016, there were no borrowings outstanding under the ABL Facility.

We utilize letters of credit primarily to secure inventory purchases and as collateral for workers compensation claims.  At July 30, 2016, letters of credit totaling approximately $30.2 million were issued and outstanding. Borrowings available under the ABL Facility as of July 30, 2016 were $420.5 million.

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

Long-Term Debt

On May 2, 2016, in accordance with the terms of the Credit Facilities, we made a mandatory excess cash flow prepayment of $35.5 million on the Term Loan.  As a result of this prepayment, we recorded a loss on extinguishment of debt totaling $0.9 million consisting of the elimination of unamortized deferred financing costs and OID related to the Term Loan.  In addition, during the second quarter of 2016, we repurchased and retired $6.5 million of Senior Notes through open market

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

transactions, which were consummated via borrowings on our ABL Facility.  As a result, we recorded a net gain on extinguishment totaling $0.8 million, which reflects the gain upon repurchase partially offset by the elimination of unamortized deferred financing costs related to the Senior Notes.  The impact of these transactions is reflected as a net loss on extinguishment of debt totaling $0.1 million, which is included as a separate line in the condensed consolidated statement of earnings. Subsequent to the end of the second quarter of 2016, we repurchased and retired an additional $18.5 million of Senior Notes through open market transactions, which were consummated via borrowings on our ABL Facility and subsequently repaid.

The following table provides details on our long-term debt as of July 30, 2016, August 1, 2015 and January 30, 2016 (in thousands):

	July 30,	August 1,	January 30,
	2016	2015	2016
Term Loan (net of unamortized OID of $4.6 million at July 30, 2016, $5.9 million at August 1, 2015 and $5.4 million at January 30, 2016)	$1,045,686	$1,086,892	$1,083,891
Senior Notes	593,500	600,000	600,000
Less: Deferred financing costs related to the Term Loan and Senior Notes	(24,784)	(30,405)	(27,967)
Total long-term debt, net	1,614,402	1,656,487	1,655,924
Current portion of long-term debt	(14,000)	(7,000)	(42,451)
Total long-term debt, net of current portion	$1,600,402	$1,649,487	$1,613,473

5.  Supplemental Cash Flows

Supplemental disclosure of cash flow information is as follows (in thousands):

	For the Six Months Ended
	July 30,	August 1,
	2016	2015

Cash paid for interest	$48,746	$47,381
Cash (refunded) paid for income taxes, net	$(52,547)	$28,554

Schedule of noncash investing and financing activities:
Cash dividends declared	$9,307	$8,913

We had unpaid capital expenditure purchases included in accounts payable and accrued expenses and other current liabilities of approximately $11.8 million and $8.5 million at July 30, 2016 and August 1, 2015, respectively.  Capital expenditure purchases are recorded as cash outflows from investing activities in the condensed consolidated statement of cash flows in the period they are paid.

6.  Inventories

The following table provides details on our inventories as of July 30, 2016, August 1, 2015 and January 30, 2016 (in thousands):

	July 30,	August 1,	January 30,
	2016	2015	2016
Finished goods	$929,428	$891,394	$919,623
Raw materials and merchandise components	94,175	65,582	102,881
Total inventories	$1,023,603	$956,976	$1,022,504

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.  Income Taxes

Our effective income tax rate decreased to 25.9% for the second quarter of 2016 from 33.3% for the second quarter of 2015 primarily driven by lower U.S. income as compared to income earned in foreign jurisdictions.  Our effective income tax rate decreased to 30.4% for the first six months of 2016 from 33.8% for the first six months of 2015 primarily due to lower U.S. income as compared to income earned in foreign jurisdictions, which is partially offset by non-recurring true-ups recorded in the first quarter of 2016.

8.  Other Current Assets, Accrued Expenses and Other Current Liabilities and Deferred Taxes and Other Liabilities

Other current assets consist of the following (in thousands):

	July 30,	August 1,	January 30,
	2016	2015	2016
Prepaid expenses	$42,686	$45,057	$42,166
Tax receivable	21,037	68,852	85,153
Current deferred tax assets	—	25,544	—
Other	17,390	13,897	16,227
Total other current assets	$81,113	$153,350	$143,546

Accrued expenses and other current liabilities consist of the following (in thousands):

	July 30,	August 1,	January 30,
	2016	2015	2016
Accrued salary, bonus, sabbatical, vacation and other benefits	$64,580	70,795	75,373
Customer deposits, prepayments and refunds payable	47,993	45,752	25,218
Sales, value added, payroll, property and other taxes payable	34,589	33,723	27,505
Unredeemed gift certificates	36,217	35,488	40,884
Accrued workers compensation and medical costs	30,786	25,646	30,877
Lease termination and other store closure costs	20,918	157	—
Accrued interest	16,067	17,205	16,282
Loyalty program reward certificates	9,963	7,508	9,215
Cash dividends declared	9,307	8,913	9,150
Accrued royalties	7,545	6,794	3,727
Other	18,892	18,721	18,531
Total accrued expenses and other current liabilities	$296,857	$270,702	$256,762

Deferred taxes and other liabilities consist of the following (in thousands):

	July 30,	August 1,	January 30,
	2016	2015	2016
Deferred and other income tax liabilities	$115,735	$312,664	$112,469
Deferred rent and landlord incentives	63,367	63,431	66,075
Unfavorable lease liabilities	6,141	10,046	8,279
Other	6,882	7,487	7,782
Total deferred taxes and other liabilities	$192,125	$393,628	$194,605

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.  Accumulated Other Comprehensive (Loss) Income

The following table summarizes the components of accumulated other comprehensive (loss) income for the six months ended July 30, 2016 (in thousands and net of tax):

	Foreign
	Currency	Interest Rate	Pension
	Translation	Swap	Plan	Total
BALANCE— January 30, 2016	$(26,659)	$(2,007)	$180	$(28,486)
Other comprehensive loss before reclassifications	(3,171)	(276)	—	(3,447)
Amounts reclassified from accumulated other comprehensive loss	—	722	—	722
Net other comprehensive loss	(3,171)	446	—	(2,725)
BALANCE— July 30, 2016	$(29,830)	$(1,561)	$180	$(31,211)

The following table summarizes the components of accumulated other comprehensive (loss) income for the six months ended August 1, 2015 (in thousands and net of tax):

	Foreign
	Currency	Interest Rate	Pension
	Translation	Swap	Plan	Total
BALANCE— January 31, 2015	$(4,232)	$(1,665)	$226	$(5,671)
Other comprehensive income (loss) before reclassifications	1,646	(912)	—	734
Amounts reclassified from accumulated other comprehensive income	—	827	—	827
Net current-period other comprehensive income	1,646	(85)	—	1,561
BALANCE— August 1, 2015	$(2,586)	$(1,750)	$226	$(4,110)

Amounts reclassified from other comprehensive (loss) income for the six months ended July 30, 2016 and August 1, 2015, respectively, relate to changes in fair value for our interest rate swap, which is recorded within interest expense in the condensed consolidated statement of earnings.

10.  Share-Based Compensation Plans

For a discussion of our share-based compensation plans refer to Note 13 in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.  In June 2016 our shareholders approved the Tailored Brands, Inc. 2016 Long-Term Incentive Plan (the “2016 LTIP”), which replaced our 2004 Long-Term Incentive Plan (the “2004 LTIP”).  Awards are no longer available for grant under the 2004 LTIP but outstanding awards under the 2004 LTIP remain in effect in accordance with the terms of the awards and the 2004 LTIP.  The number of shares of our common stock authorized for awards under the 2016 LTIP is up to 6.4 million, subject to adjustments.  No awards have been issued under the 2016 LTIP as of July 30, 2016.

We account for share-based awards in accordance with the authoritative guidance regarding share-based payments, which requires the compensation cost resulting from all share-based payment transactions be recognized in the financial statements. The amount of compensation cost is measured based on the grant-date fair value of the instrument issued and is recognized over the vesting period.  Share-based compensation expense recognized for the three and six months ended July 30, 2016 was $4.6 million and $8.7 million, respectively. Share-based compensation expense recognized for the three and six months ended August 1, 2015 was $3.9 million and $8.4 million, respectively.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Non-Vested Deferred Stock Units, Performance Units and Restricted Stock

The following table summarizes the activity of time-based and performance-based awards for the six months ended July 30, 2016:

			Weighted-Average
	Units		Grant-Date Fair Value
	Time-	Performance-	Time-	Performance-
	Based	Based	Based	Based
Non-Vested at January 30, 2016	478,106	168,656	$49.60	$47.87
Granted	811,674	258,168	16.69	17.43
Vested(1)	(216,936)	—	49.01	—
Forfeited	(16,977)	(59,943)	44.65	33.72
Non-Vested at July 30, 2016	1,055,867	366,881	$24.50	$28.76

(1)	Includes 71,896 shares relinquished for tax payments related to vested deferred stock units for the six months ended July 30, 2016.

On April 3, 2013, our Board of Directors approved a change in the form of award agreements to be issued for grants of deferred stock units (“DSUs”) to participants under the 2004 LTIP.  As revised, the award agreements provide that dividend equivalents, if any, will be accrued during the vesting period for such DSU awards and paid out only upon vesting of the underlying DSUs.  As such, grants of DSU awards on or after April 3, 2013 earn dividends throughout the vesting period which are subject to the same vesting terms as the underlying share award.  Grants of DSUs generally vest over a period of three years.  DSU awards granted prior to April 3, 2013 are entitled to receive non-forfeitable dividend equivalents, if any, when and if paid to shareholders of record at the payment date.  Included in the non-vested time-based awards as of July 30, 2016 are 11,288 DSUs granted prior to April 3, 2013.

The  performance units granted in the first six months of 2016 represent a contingent right to earn shares of common stock, subject to the achievement of a Company-specific performance target for fiscal 2016-2017. Assuming the performance target is achieved, 50% of the award will vest on the two year anniversary of the grant date and the remaining 50% of the award will vest on the three year anniversary of the grant date. Performance units that are unvested at the end of the performance period will lapse and be forfeited.  The performance units earn dividends throughout the vesting period and are subject to the same vesting terms as the underlying performance-based awards.

The following table summarizes the activity of restricted stock for the six months ended July 30, 2016:

		Weighted- Average
	Shares	Grant-Date Fair Value
Non-Vested at January 30, 2016	33,157	$27.93
Granted	18,646	17.37
Vested	(3,276)	57.23
Forfeited	—	—
Non-Vested at July 30, 2016	48,527	$21.89

Restricted stock awards receive non-forfeitable dividends, if any, when and if paid to shareholders of record at the payment date.

As of July 30, 2016, we have unrecognized compensation expense related to non-vested DSUs, performance units, and shares of restricted stock of approximately $26.7 million, which is expected to be recognized over a weighted-average period of 1.6 years.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock Options

The following table summarizes the activity of stock options for the six months ended July 30, 2016:

		Weighted-
	Number of	Average
	Shares	Exercise Price
Outstanding at January 30, 2016	681,117	$39.65
Granted	593,509	17.43
Exercised	—	—
Forfeited	(3,051)	48.31
Expired	(1,525)	48.31
Outstanding at July 30, 2016	1,270,050	$29.23
Exercisable at July 30, 2016	450,630	$36.25

The weighted-average grant date fair value of the 593,509 stock options granted during the six months ended July 30, 2016 was $5.18 per share.  The following table summarizes the weighted-average assumptions used to fair value stock options at the date of grant using the Black-Scholes option pricing model for the six months ended July 30, 2016:

For the Six Months Ended
July 30,
2016
Risk-free interest rates	1.22%
Expected lives	5.0 years
Dividend yield	4.13%
Expected volatility	47.95%

As of July 30, 2016, we have unrecognized compensation expense related to non-vested stock options of approximately $5.2 million, which is expected to be recognized over a weighted-average period of 1.5 years.

11.  Goodwill and Other Intangible Assets

Please refer to Note 3 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended January 30, 2016 for information on impairment charges recorded in fiscal 2015 related to goodwill and intangible assets for Jos. A. Bank.

Goodwill

Goodwill allocated to our reportable segments and changes in the net carrying amount of goodwill for the six months ended July 30, 2016 are as follows (in thousands):

		Corporate
	Retail	Apparel	Total
Balance at January 30, 2016	$93,201	$25,385	$118,586
Translation adjustment	1,443	(1,722)	(279)
Balance at July 30, 2016	$94,644	$23,663	$118,307

Goodwill is evaluated for impairment at least annually. A more frequent evaluation is performed if events or circumstances indicate that impairment could have occurred. Such events or circumstances could include, but are not limited to, new significant negative industry or economic trends, unanticipated changes in the competitive environment, decisions to significantly modify or dispose of operations and a significant sustained decline in the market price of our stock. No impairment evaluation was considered necessary during the first six months ended July 30, 2016.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Intangible Assets

The gross carrying amount and accumulated amortization of our identifiable intangible assets are as follows (in thousands):

	July 30,	August 1,	January 30,
	2016	2015	2016
Amortizable intangible assets:
Carrying amount:
Trademarks and tradenames	$16,097	$16,554	$16,292
Favorable leases	14,381	24,400	14,675
Customer relationships	26,862	85,918	29,129
Total carrying amount	57,340	126,872	60,096
Accumulated amortization:
Trademarks and tradenames	(9,886)	(9,577)	(9,728)
Favorable leases	(3,529)	(3,575)	(2,739)
Customer relationships	(13,432)	(22,096)	(13,459)
Total accumulated amortization	(26,847)	(35,248)	(25,926)
Total amortizable intangible assets, net	30,493	91,624	34,170
Indefinite-lived intangible assets:
Trademarks and tradename, net	144,259	570,349	144,340
Total intangible assets, net	$174,752	$661,973	$178,510

Pre-tax amortization expense associated with intangible assets subject to amortization totaled $1.2 million and $2.5 million for the three and six months ended July 30, 2016. Pre-tax amortization expense associated with intangible assets subject to amortization totaled $3.6 million and $7.1 million for the three and six months ended August 1, 2015, respectively.  Pre-tax amortization associated with intangible assets subject to amortization at July 30, 2016 is estimated to be $2.4 million for the remainder of fiscal 2016, $4.3 million for fiscal 2017, $4.0 million for fiscal 2018, $3.8 million for fiscal 2019 and $3.7 million for fiscal 2020.

12.  Derivative Financial Instruments

As discussed in Note 4, in January 2015, we entered into an interest rate swap agreement on a notional amount of $520.0 million that matures in August 2018 with periodic interest settlements.  At July 30, 2016, the notional amount totaled $440.0 million. Under this interest rate swap agreement, we receive a floating rate based on 3-month LIBOR and pay a fixed rate of 5.03% (including the applicable margin of 3.50%) on the outstanding notional amount. We have designated the interest rate swap as a cash flow hedge of the variability of interest payments under the Term Loan due to changes in the LIBOR benchmark interest rate.  At July 30, 2016, the fair value of the interest rate swap was a liability of $2.6 million with $1.9 million recorded in accrued expenses and other current liabilities and $0.7 million in other liabilities in our consolidated balance sheet.  The effective portion of the swap is reported as a component of accumulated other comprehensive (loss) income.  There was no hedge ineffectiveness at July 30, 2016.  Changes in fair value are reclassified from accumulated other comprehensive (loss) income into earnings in the same period that the hedged item affects earnings.

Over the next 12 months, $1.9 million of the effective portion of the interest rate swap is expected to be reclassified from accumulated other comprehensive (loss) income into earnings.  If, at any time, the interest rate swap is determined to be ineffective, in whole or in part, due to changes in the interest rate swap or underlying debt agreements, the fair value of the portion of the interest rate swap determined to be ineffective will be recognized as a gain or loss in the statement of earnings for the applicable period.

In addition, we are exposed to market risk associated with foreign currency exchange rate fluctuations as a result of our direct sourcing programs and our operations in foreign countries.  As a result, from time to time, we may enter into derivative instruments to hedge our foreign exchange risk.  We have not elected to apply hedge accounting to these

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

derivative instruments.  At July 30, 2016, the fair value of our derivative instruments was an asset of $1.7 million included in other current assets in our consolidated balance sheet.

For the three and six months ended July 30, 2016, we recognized net pre-tax gains of $2.7 million and $1.8 million, respectively, in cost of sales in the condensed consolidated statement of earnings for our derivative financial instruments not designated as cash flow hedges.  For the three and six months ended August 1, 2015, we recognized a net pre-tax gain of $0.4 million and a net pre-tax loss of $0.6 million, respectively, in cost of sales in the condensed consolidated statement of earnings for our derivative financial instruments not designated as cash flow hedges.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

For the periods presented and described in Note 12, derivative financial instruments were the only assets and liabilities measured at fair value on a recurring basis.  These derivative financial instruments are recorded in the condensed consolidated balance sheets at fair value based upon observable market inputs, which we classify as a Level 2 input within the fair value hierarchy.

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

During the six months ended July 30, 2016, we incurred $1.7 million of asset impairment charges, which is included within SG&A expenses in our condensed consolidated statement of earnings, primarily related to store locations to be closed and underperforming stores.  We estimated the fair value of the long-lived assets based on an income approach using projected future cash flows discounted using a weighted-average cost of capital analysis that reflects current market conditions, which we classify as Level 3 within the fair value hierarchy.

In addition, during the second quarter ended July 30, 2016, we recorded a $2.2 million impairment charge related to a long-lived asset reclassified as held for sale, which is included within SG&A expenses in our condensed consolidated statement of earnings.  We estimated the fair value of the asset held for sale using market values for similar assets which would fall within Level 2 of the fair value hierarchy.

Fair Value of Financial Instruments

Our financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses and other current liabilities and long-term debt.  Management estimates that, as of July 30, 2016, August 1, 2015, and January 30, 2016, the carrying value of cash, accounts receivable, accounts payable and accrued expenses and other current liabilities approximated their fair value due to the highly liquid or short-term nature of these instruments.

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

	July 30, 2016		August 1, 2015		January 30, 2016
	Carrying	Estimated	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
Long-term debt, including current portion	$1,614,402	$1,555,785	$1,656,487	$1,737,325	$1,655,924	$1,410,651

14.  Segment Reporting

In the first quarter of 2016, we revised our segment reporting presentation to reflect changes in how we manage our business, including resource allocation and performance assessment. Specifically, we are now presenting expenses related to our shared services platform separately from the results of our operating segments to promote enhanced comparability of our operating segments. Previously, these shared service expenses were primarily included in our retail segment. Comparable prior period information has been recast to reflect our revised segment presentation.

Our operations are conducted in two reportable segments, retail and corporate apparel, based on the way we manage, evaluate and internally report our business activities.

The retail segment includes the results from our four retail merchandising brands: Men’s Wearhouse/Men’s Wearhouse and Tux, Jos. A. Bank, Moores Clothing for Men (“Moores”) and K&G.  These four brands are operating segments that have been aggregated into the retail reportable segment.  MW Cleaners is also aggregated in the retail segment as these operations have not had a significant effect on our revenues or expenses.  Specialty apparel merchandise offered by our four retail merchandising concepts include suits, suit separates, sport coats, slacks, business casual, sportswear, outerwear, dress and casual shirts, shoes and accessories for men. Ladies’ career apparel, sportswear and accessories, including shoes, as well as children’s apparel are also offered at most of our K&G stores.  Tuxedo and suit rentals are offered at our Men’s Wearhouse/Men’s Wearhouse and Tux, Jos. A. Bank and Moores retail stores and tuxedo shops within Macy’s stores.

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

We measure segment profitability based on operating income, defined as income before interest expense, interest income, loss on extinguishment of debt, net and income taxes, before shared service expenses. Shared service expenses include costs incurred and directed primarily by our corporate offices that are not allocated to segments.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Net sales by brand and reportable segment are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net sales:
MW(1)	$482,895	$470,010	$924,541	$926,386
Jos. A. Bank	186,040	221,706	364,490	437,768
K&G	86,374	88,719	181,133	184,715
Moores	66,454	69,899	109,683	117,419
MW Cleaners	8,418	8,579	16,576	16,896
Total retail segment	830,181	858,913	1,596,423	1,683,184
Dimensions and Alexandra (UK)	46,361	49,790	99,903	102,030
Twin Hill	33,142	11,371	42,180	19,949
Total corporate apparel segment	79,503	61,161	142,083	121,979
Total net sales	$909,684	$920,074	$1,738,506	$1,805,163

(1)	MW includes Men’s Wearhouse, Men’s Wearhouse and Tux, Joseph Abboud and tuxedo shops within Macy’s.

The following table sets forth supplemental products and services sales information for the Company (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net sales:
Men's tailored clothing product	$349,226	$372,060	$698,754	$758,396
Men's non-tailored clothing product	246,154	255,439	488,087	511,449
Ladies' clothing product	18,468	18,967	40,314	40,599
Other	2,098	2,724	4,459	5,608
Total retail clothing product	615,946	649,190	1,231,614	1,316,052
Rental services	165,009	157,049	264,840	260,178
Alteration services	40,808	44,095	83,393	90,058
Retail dry cleaning services	8,418	8,579	16,576	16,896
Total alteration and other services	49,226	52,674	99,969	106,954
Corporate apparel clothing product	79,503	61,161	142,083	121,979
Total net sales	$909,684	$920,074	$1,738,506	$1,805,163

Operating income by reportable segment, shared service expense, and the reconciliation to earnings before income taxes is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Operating income:
Retail	$101,227	$137,324	$181,102	$232,630
Corporate apparel	11,920	2,494	13,974	3,806
Shared service expense	(53,515)	(41,695)	(104,450)	(83,024)
Operating income	59,632	98,123	90,626	153,412
Interest income	37	62	50	90
Interest expense	(25,876)	(26,535)	(52,377)	(53,018)
Loss on extinguishment of debt, net	(71)	—	(71)	(12,675)
Earnings before income taxes	$33,722	$71,650	$38,228	$87,809

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As a result of our revised segment presentation, total assets for our reportable segments have changed. There were no changes to consolidated total assets. Total assets by reportable segment are as follows (in thousands):

	July 30,	August 1,	January 30,
	2016	2015	2016
Segment assets:
Retail	$1,696,408	$2,815,962	$1,705,728
Corporate apparel	235,364	211,173	211,820
Shared services(1)	252,782	489,217	326,771
Total assets	$2,184,554	$3,516,352	$2,244,319

(1)	Shared service assets consist primarily of cash and cash equivalents, assets related to our distribution network and tax-related assets.

15.  Legal Matters

On March 29, 2016, Peter Makhlouf filed a putative class action lawsuit against the Company and its Chief Executive Officer ("CEO"), Douglas S. Ewert, in the United States District Court for the Southern District of Texas (Case No. 4:16-cv-00838). The complaint attempts to allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of persons who purchased or otherwise acquired the Company's securities between June 18, 2014 and December 9, 2015. In particular, the complaint alleges that the Company and its CEO made certain statements about the Company's acquisition and subsequent integration of Jos. A. Bank that were false and misleading and omitted material facts. We believe that the claims are without merit and intend to defend the lawsuit vigorously. The range of loss, if any, is not reasonably estimable at this time. We do not currently believe, however, that it will have a material adverse effect on our financial position, results of operations or cash flows.

On July 9, 2014, David Lucas and Eric Salerno, on behalf of themselves and all California residents similarly situated, filed a putative class action Complaint against Jos. A. Bank in the U.S. District Court for Southern California (Case No. ‘14CV1631LAB JLB).  The Complaint alleges, among other things, that Jos. A. Bank violated the California Unfair Competition Law and the California Consumers Legal Remedies Act with its comparative price advertising, price discounts and free apparel promotions.  The Complaint seeks, among other relief, certification of the case as a class action, permanent injunction, actual and compensatory damages, restitution including disgorgement of profits and unjust enrichment, costs and attorney fees.  Mr. Salerno subsequently withdrew from the case leaving Mr. Lucas as the sole named plaintiff. In July 2016 several key events occurred. Over the course of several days, the Plaintiff’s counsel withdrew the plaintiff’s motion for class certification, filed a motion to dismiss the case, with prejudice, and filed a motion to withdraw as counsel to Mr. Lucas. The Court granted plaintiff’s counsel’s motion to withdraw. The motion to dismiss is still pending before the Court.  As a result, this case will not have a material adverse effect on our financial position, results of operations or cash flows, and we will no longer be reporting on this matter in subsequent filings.

In addition, we are involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of our business.  Management does not believe that any of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

16.  Condensed Consolidating Information

As discussed in Note 4, The Men’s Wearhouse, Inc. (the “Issuer”) issued $600.0 million in aggregate principal amount of 7.00% Senior Notes.  The Senior Notes are guaranteed jointly and severally, on an unsecured basis by Tailored Brands, Inc. (the "Parent") and certain of our U.S. subsidiaries (the “Guarantors”).  Our Canadian and U.K. subsidiaries (collectively, the “Non-Guarantors”) are not guarantors of the Senior Notes.  Each of the Guarantors is 100% owned and all guarantees are joint and several.  In addition, the guarantees are full and unconditional except for certain automatic release provisions related to the Guarantors.

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

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tailored Brands, Inc.

Condensed Consolidating Balance Sheet

July 30, 2016

(in thousands)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$1,245	$1,813	$8,372	$—	$11,430
Accounts receivable, net	7,373	18,217	256,591	28,754	(226,587)	84,348
Inventories	—	198,656	686,178	138,769	—	1,023,603
Other current assets	3,562	18,087	52,709	44,082	(37,327)	81,113
Total current assets	10,935	236,205	997,291	219,977	(263,914)	1,200,494
Property and equipment, net	—	254,315	219,595	36,610	—	510,520
Rental product, net	—	142,198	11,066	18,205	—	171,469
Goodwill	—	6,160	68,510	43,637	—	118,307
Intangible assets, net	—	132	158,351	16,269	—	174,752
Investments in subsidiaries	(82,294)	1,394,831	—	—	(1,312,537)	—
Other assets	1,498	6,457	935	7,922	(7,800)	9,012
Total assets	$(69,861)	$2,040,298	$1,455,748	$342,620	$(1,584,251)	$2,184,554
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,008	$247,569	$98,318	$43,512	$(226,587)	$169,820
Accrued expenses and other current liabilities	9,431	193,497	109,835	21,421	(37,327)	296,857
Current portion of long-term debt	—	14,000	—	—	—	14,000
Total current liabilities	16,439	455,066	208,153	64,933	(263,914)	480,677
Long-term debt, net	—	1,600,402	—	—	—	1,600,402
Deferred taxes and other liabilities	2,350	67,124	119,773	10,678	(7,800)	192,125
Shareholders' (deficit) equity	(88,650)	(82,294)	1,127,822	267,009	(1,312,537)	(88,650)
Total liabilities and shareholders' (deficit) equity	$(69,861)	$2,040,298	$1,455,748	$342,620	$(1,584,251)	$2,184,554

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tailored Brands, Inc.

Condensed Consolidating Balance Sheet

August 1, 2015

(in thousands)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$21,430	$2,924	$49,049	$—	$73,403
Accounts receivable, net	11,134	27,511	387,495	31,857	(387,605)	70,392
Inventories	—	254,232	559,884	142,860	—	956,976
Other current assets	6,969	35,390	103,133	7,858	—	153,350
Total current assets	18,103	338,563	1,053,436	231,624	(387,605)	1,254,121
Property and equipment, net	—	275,349	237,757	38,814	—	551,920
Rental product, net	—	121,776	7,338	18,923	—	148,037
Goodwill	—	6,159	837,532	47,625	—	891,316
Intangible assets, net	—	239	639,745	21,989	—	661,973
Investments in subsidiaries	1,016,463	2,559,549	—	—	(3,576,012)	—
Other assets	7,125	30,714	4,447	9,131	(42,432)	8,985
Total assets	$1,041,691	$3,332,349	$2,780,255	$368,106	$(4,006,049)	$3,516,352
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,415	$367,930	$146,117	$39,703	$(387,605)	$176,560
Accrued expenses and other current liabilities	7,442	152,691	86,672	23,897	—	270,702
Current portion of long-term debt	—	7,000	—	—	—	7,000
Total current liabilities	17,857	527,621	232,789	63,600	(387,605)	454,262
Long-term debt, net	—	1,649,487	—	33,432	(33,432)	1,649,487
Deferred taxes and other liabilities	4,859	138,778	247,629	11,362	(9,000)	393,628
Shareholders' equity	1,018,975	1,016,463	2,299,837	259,712	(3,576,012)	1,018,975
Total liabilities and shareholders' equity	$1,041,691	$3,332,349	$2,780,255	$368,106	$(4,006,049)	$3,516,352

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tailored Brands, Inc.

Condensed Consolidating Balance Sheet

January 30, 2016

(in thousands)

	Tailored	The Men’s	Guarantor	Non‑Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$724	$2,243	$27,013	$—	$29,980
Accounts receivable, net	—	23,067	392,944	29,845	(381,966)	63,890
Inventories	—	253,472	630,407	138,625	—	1,022,504
Other current assets	19,037	79,964	36,308	8,237	—	143,546
Total current assets	19,037	357,227	1,061,902	203,720	(381,966)	1,259,920
Property and equipment, net	—	254,335	230,209	37,280	—	521,824
Rental product, net	—	124,468	16,224	16,768	—	157,460
Goodwill	—	6,160	68,510	43,916	—	118,586
Intangible assets, net	—	186	159,530	18,794	—	178,510
Investments in subsidiaries	(109,188)	1,439,187	—	—	(1,329,999)	—
Other assets	—	6,914	992	8,513	(8,400)	8,019
Total assets	$(90,151)	$2,188,477	$1,537,367	$328,991	$(1,720,365)	$2,244,319
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$419,187	$153,717	$46,176	$(381,966)	$237,114
Accrued expenses and other current liabilities	7,602	154,014	75,676	19,470	—	256,762
Current portion of long-term debt	—	42,451	—	—	—	42,451
Total current liabilities	7,602	615,652	229,393	65,646	(381,966)	536,327
Long-term debt, net	—	1,613,473	—	—	—	1,613,473
Deferred taxes and other liabilities	2,333	68,540	121,531	10,601	(8,400)	194,605
Shareholders' (deficit) equity	(100,086)	(109,188)	1,186,443	252,744	(1,329,999)	(100,086)
Total liabilities and shareholders' (deficit) equity	$(90,151)	$2,188,477	$1,537,367	$328,991	$(1,720,365)	$2,244,319

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tailored Brands, Inc.

Condensed Consolidating Statement of Earnings (Loss)

(in thousands)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Three Months Ended July 30, 2016
Net sales	$—	$481,585	$431,149	$112,816	$(115,866)	$909,684
Cost of sales	—	226,104	325,754	63,388	(115,866)	499,380
Gross margin	—	255,481	105,395	49,428	—	410,304
Operating expenses	863	157,776	176,067	30,881	(14,915)	350,672
Operating (loss) income	(863)	97,705	(70,672)	18,547	14,915	59,632
Other income and expenses, net	—	—	14,915	—	(14,915)	—
Interest income	—	5	580	32	(580)	37
Interest expense	(5)	(26,355)	—	(96)	580	(25,876)
Loss on extinguishment of debt, net	—	(71)	—	—	—	(71)
(Loss) earnings before income taxes	(868)	71,284	(55,177)	18,483	—	33,722
(Benefit) provision for income taxes	(221)	17,608	(13,736)	5,096	—	8,747
(Loss) earnings before equity in net income of subsidiaries	(647)	53,676	(41,441)	13,387	—	24,975
Equity in earnings of subsidiaries	25,622	(28,054)	—	—	2,432	—
Net earnings (loss)	$24,975	$25,622	$(41,441)	$13,387	$2,432	$24,975
Comprehensive income (loss)	$5,581	$25,828	$(41,441)	$(6,213)	$21,826	$5,581

Three Months Ended August 1, 2015
Net sales	$—	$469,036	$478,091	$119,688	$(146,741)	$920,074
Cost of sales	—	228,329	349,705	70,100	(146,741)	501,393
Gross margin	—	240,707	128,386	49,588	—	418,681
Operating expenses	682	141,617	150,149	33,126	(5,016)	320,558
Operating (loss) income	(682)	99,090	(21,763)	16,462	5,016	98,123
Other income and expenses, net	—	4,002	1,014	—	(5,016)	—
Interest income	—	593	851	39	(1,421)	62
Interest expense	—	(27,204)	(475)	(277)	1,421	(26,535)
(Loss) earnings before income taxes	(682)	76,481	(20,373)	16,224	—	71,650
(Benefit) provision for income taxes	(180)	22,287	(4,321)	6,085	—	23,871
(Loss) earnings before equity in net income of subsidiaries	(502)	54,194	(16,052)	10,139	—	47,779
Equity in earnings of subsidiaries	48,281	(5,913)	—	—	(42,368)	—
Net earnings (loss)	$47,779	$48,281	$(16,052)	$10,139	$(42,368)	$47,779
Comprehensive income (loss)	$42,880	$47,822	$(16,052)	$5,699	$(37,469)	$42,880

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tailored Brands, Inc.

Condensed Consolidating Statement of Earnings (Loss)

(in thousands)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Six Months Ended July 30, 2016
Net sales	$—	$922,083	$834,376	$209,586	$(227,539)	$1,738,506
Cost of sales	—	446,651	631,148	126,101	(227,539)	976,361
Gross margin	—	475,432	203,228	83,485	—	762,145
Operating expenses	1,580	306,263	332,980	59,296	(28,600)	671,519
Operating (loss) income	(1,580)	169,169	(129,752)	24,189	28,600	90,626
Other income and expenses, net	—	—	28,600	—	(28,600)	—
Interest income	2	10	876	40	(878)	50
Interest expense	(5)	(53,042)	—	(208)	878	(52,377)
Loss on extinguishment of debt, net	—	(71)	—	—	—	(71)
(Loss) earnings before income taxes	(1,583)	116,066	(100,276)	24,021	—	38,228
(Benefit) provision for income taxes	(424)	32,152	(26,781)	6,669	—	11,616
(Loss) earnings before equity in net income of subsidiaries	(1,159)	83,914	(73,495)	17,352	—	26,612
Equity in earnings of subsidiaries	27,771	(56,143)	—	—	28,372	—
Net earnings (loss)	$26,612	$27,771	$(73,495)	$17,352	$28,372	$26,612
Comprehensive income (loss)	$23,887	$28,217	$(73,495)	$14,181	$31,097	$23,887

Six Months Ended August 1, 2015
Net sales	$—	$924,530	$920,640	$219,449	$(259,456)	$1,805,163
Cost of sales	—	459,779	669,455	135,152	(259,456)	1,004,930
Gross margin	—	464,751	251,185	84,297	—	800,233
Operating expenses	1,355	287,804	304,596	61,162	(8,096)	646,821
Operating (loss) income	(1,355)	176,947	(53,411)	23,135	8,096	153,412
Other income and expenses, net	—	7,082	1,014	—	(8,096)	—
Interest income	—	1,149	1,669	63	(2,791)	90
Interest expense	—	(54,301)	(956)	(552)	2,791	(53,018)
Loss on extinguishment of debt, net	—	(12,675)	—	—	—	(12,675)
(Loss) earnings before income taxes	(1,355)	118,202	(51,684)	22,646	—	87,809
(Benefit) provision for income taxes	(452)	39,124	(16,956)	7,945	—	29,661
(Loss) earnings before equity in net income of subsidiaries	(903)	79,078	(34,728)	14,701	—	58,148
Equity in earnings of subsidiaries	59,051	(20,027)	—	—	(39,024)	—
Net earnings (loss)	58,148	59,051	(34,728)	14,701	(39,024)	58,148
Comprehensive income (loss)	$59,709	$58,966	$(34,728)	$16,347	$(40,585)	$59,709

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tailored Brands, Inc.

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended July 30, 2016

(in thousands)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$18,002	$56,243	$22,725	$21,010	$(17,676)	$100,304

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(29,922)	(23,753)	(2,237)	—	(55,912)
Intercompany activities	—	37,327	—	—	(37,327)	—
Proceeds from sale of property and equipment	—	—	598	7	—	605
Net cash provided by (used in) investing activities	—	7,405	(23,155)	(2,230)	(37,327)	(55,307)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on term loan	—	(38,951)	—	—	—	(38,951)
Proceeds from asset-based revolving credit facility	—	302,500	—	3,049	—	305,549
Payments on asset-based revolving credit facility	—	(302,500)	—	(3,049)	—	(305,549)
Repurchase and retirement of senior notes	—	(6,500)	—	—	—	(6,500)
Intercompany activities	—	(17,676)	—	(37,327)	55,003	—
Cash dividends paid	(17,676)	—	—	—	—	(17,676)
Proceeds from issuance of common stock	932	—	—	—	—	932
Tax payments related to vested deferred stock units	(1,258)	—	—	—	—	(1,258)
Net cash used in financing activities	(18,002)	(63,127)	—	(37,327)	55,003	(63,453)
Effect of exchange rate changes	—	—	—	(94)	—	(94)
Increase (decrease) in cash and cash equivalents	—	521	(430)	(18,641)	—	(18,550)
Cash and cash equivalents at beginning of period	—	724	2,243	27,013	—	29,980
Cash and cash equivalents at end of period	$—	$1,245	$1,813	$8,372	$—	$11,430

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tailored Brands, Inc.

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended August 1, 2015

(in thousands)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$19,441	$56,188	$22,023	$14,823	$(17,561)	$94,914

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(27,393)	(24,108)	(5,263)	—	(56,764)
Net cash used in investing activities	—	(27,393)	(24,108)	(5,263)	—	(56,764)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on term loan	—	(4,500)	—	—	—	(4,500)
Proceeds from asset-based revolving credit facility	—	5,500	—	—	—	5,500
Payments on asset-based revolving credit facility	—	(5,500)	—	—	—	(5,500)
Deferred financing costs	—	(3,566)	—	—	—	(3,566)
Intercompany activities	—	(17,561)	—	—	17,561	—
Cash dividends paid	(17,561)	—	—	—	—	(17,561)
Proceeds from issuance of common stock	1,961	—	—	—	—	1,961
Tax payments related to vested deferred stock units	(4,506)	—	—	—	—	(4,506)
Excess tax benefits from share-based plans	942	—	152	—	—	1,094
Repurchases of common stock	(277)	—	—	—	—	(277)
Net cash (used in) provided by financing activities	(19,441)	(25,627)	152	—	17,561	(27,355)
Effect of exchange rate changes	—	—	—	347	—	347
Increase (decrease) in cash and cash equivalents	—	3,168	(1,933)	9,907	—	11,142
Cash and cash equivalents at beginning of period	—	18,262	4,857	39,142	—	62,261
Cash and cash equivalents at end of period	$—	$21,430	$2,924	$49,049	$—	$73,403

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

Executive Overview

Background

We are the largest specialty retailer of men’s suits and the largest provider of apparel rental product in the U.S. and Canada with 1,767 stores including tuxedo shops within Macy’s stores.  Our operations are conducted in two reportable segments, retail and corporate apparel, based on the way we manage, evaluate and internally report our business activities.  Refer to Note 14 of Notes to Condensed Consolidated Financial Statements and the discussion included in “Results of Operations” below for additional information and disclosures regarding our reporting segments.

We conduct our retail segment as a specialty apparel retailer offering suits, suit separates, sport coats, slacks, business casual, sportswear, outerwear, dress and casual shirts, shoes and accessories, primarily for men.  We offer our products and services through multiple brands including The Men’s Wearhouse/Men’s Wearhouse and Tux (“Men’s Wearhouse”), Jos. A. Bank, Moores Clothing for Men (“Moores”), K&G and Joseph Abboud and through multiple channels including physical stores, online at www.menswearhouse.com, www.josbank.com and www.josephabboud.com, and our call center.  Our stores are located throughout the United States (“U.S.”), Puerto Rico and Canada and carry a wide selection of exclusive and non-exclusive merchandise brands.  Tuxedo and suit rentals are offered at our Men’s Wearhouse, Jos. A. Bank and Moores retail stores and tuxedo shops within Macy’s stores.  In addition, we offer our customers alteration services and most of our K&G stores offer ladies’ career apparel, sportswear, accessories and shoes and children’s apparel.  We also conduct retail dry cleaning, laundry and heirlooming operations through MW Cleaners in Texas.

We operate two corporate apparel providers.  Our UK-based operations, the largest provider of corporate apparel in the UK, operate under the Dimensions, Alexandra, and Yaffy brands.  Our U.S.-based operation operates under the Twin Hill brand.  These operations provide corporate clothing uniforms and workwear to workforces through multiple channels including managed corporate accounts, catalogs and the internet at www.dimensions.co.uk and www.alexandra.co.uk.

In the first quarter of 2016, we revised our segment reporting presentation to reflect changes in how we manage our business, including resource allocation and performance assessment.  Specifically, we are now presenting expenses related to our shared services platform separately from the results of our operating segments to promote enhanced comparability of our operating segments.  Previously, these shared service expenses were primarily included in our retail segment.  Comparable prior period information has been recast to reflect our revised segment presentation.

Second Quarter Discussion

For the second quarter of 2016, comparable sales increased 2.9% at Men’s Wearhouse.  In addition, Jos. A. Bank’s 16.3% comparable sales decline was consistent with the trend we saw in the first quarter and in line with our expectations. Our second quarter results showed improvement compared to the first quarter yet reflected a challenging retail apparel spending environment as well as the continued transitioning of our Jos. A. Bank business.

We continue to execute our transition plan for Tailored Brands and we are on track to achieve our targeted $50 million of cost savings for fiscal 2016.  Our store base rationalization is well underway.  During the second quarter, we closed 86 stores, including 45 Jos. A. Bank factory stores and eight Men’s Wearhouse outlet stores, and we remain on schedule to close approximately 250 stores during fiscal 2016.

Key operating metrics for the quarter ended July 30, 2016 include:

•	Net sales decrease of 1.1%
•	Comparable sales increased 2.9% at Men’s Wearhouse while comparable sales decreased at Jos. A. Bank, Moores and K&G by 16.3%, 1.5% and 2.2%, respectively.
•

Operating income decreased to $59.6 million compared to $98.1 million in the second quarter of fiscal 2015 primarily due to lease termination costs and consulting fees incurred in connection with our profit improvement and store rationalization programs, the benefits of which will be more fully realized in the second half of fiscal 2016 and subsequent years.

•	Diluted earnings per share of $0.51 compared to diluted earnings per share of $0.98 in the second quarter of fiscal 2015.

Key liquidity metrics for the six months ended July 30, 2016 include:

•	Cash provided by operating activities was $100.3 million compared to $94.9 million for the prior comparable period.
•	Capital expenditures were $55.9 million for the first six months of fiscal 2016 compared to $56.8 million for the first six months of fiscal 2015.
•	We repaid $39.0 million on our term loan, repurchased and retired $6.5 million of senior notes and had no borrowings outstanding on our ABL facility as of July 30, 2016.
•	Dividends paid totaled $17.7 million for the six months ended July 30, 2016.

Items Affecting Comparability of Results

The comparability of our results has been impacted by certain items, including restructuring and other costs consisting of costs related to our profit improvement and store rationalization programs and integration costs for Jos. A. Bank.  A summary of the effect of these items on pretax income for each applicable period is presented below (dollars in millions):

	For the Quarter Ended		For the Six Months Ended
	July 30,	August 1,	July 30,	August 1,
	2016	2015	2016	2015
Restructuring and other charges (1)	$35.0	$—	$48.2	$—
Integration costs related to Jos. A. Bank(2)	2.0	5.1	5.6	10.9
Purchase accounting adjustment for the step up of Jos. A. Bank inventory	—	0.1	—	0.8
Other purchase accounting related charges	—	2.4	(0.6)	4.8
Loss on extinguishment of debt, net	0.1	—	0.1	12.7
Separation costs with a former executive	—	—	—	3.7
Other	2.3	—	2.6	—
Total (3)	$39.4	$7.6	$55.9	$32.9

(1)	See Note 2 to the condensed consolidated financial statements for additional information on restructuring and other costs.
(2)

For the quarters ended July 30, 2016 and August 1, 2015, integration costs related to Jos. A. Bank included $0.3 million and $1.6 million of severance costs, respectively.  For the six months ended July 30, 2016 and August 1, 2015, integration costs related to Jos. A. Bank included $2.0 million and $5.4 million of severance and employee-related costs, respectively.

(3)

For the quarter ended July 30, 2016, consists of $40.2 million included in selling, general and administrative expenses (“SG&A”) offset by a $0.8 million reduction in cost of sales. For the quarter ended August 1, 2015, consists of $6.5 million included in SG&A and $1.1 million included in cost of sales.  For the six months ended July 30, 2016, consists of $56.6 million included in SG&A offset by a $0.7 million reduction in cost of sales. For the six months ended August 1, 2015, consists of $18.1 million included in SG&A and $2.1 million included in cost of sales.  Loss on extinguishment of debt, net amounts are shown as a separate line in the condensed consolidated statement of earnings.

Store Data

The following table presents information with respect to retail apparel stores and tuxedo shops within Macy’s stores in operation during each of the respective fiscal periods:

	For the Three Months Ended		For the Six Months Ended		For the Year Ended
	July 30,	August 1,	July 30,	August 1,	January 30,
	2016	2015	2016	2015	2016

Open at beginning of period:	1,846	1,758	1,724	1,758	1,758
Opened (1)(2)	7	6	147	14	42
Closed	(86)	(10)	(104)	(18)	(76)
Open at end of the period	1,767	1,754	1,767	1,754	1,724

Men’s Wearhouse(2)	710	704	710	704	714
Men’s Wearhouse and Tux	135	201	135	201	160
Tuxedo shops @ Macy’s	150	—	150	—	12
Jos. A. Bank(3)	557	636	557	636	625
Moores	126	124	126	124	124
K&G	89	89	89	89	89
	1,767	1,754	1,767	1,754	1,724

(1)	Includes 138 tuxedo shops within Macy’s stores opened in 2016.
(2)	Includes one Joseph Abboud store opened in 2015.
(3)	Excludes franchise stores.

During the second quarter of 2016, we opened seven stores/tuxedo shops (three Men’s Wearhouse stores, two tuxedo shops within Macy’s stores, one Jos. A. Bank store and one Moores store).  We closed 86 stores (59 Jos. A. Bank stores of which 45 were factory stores, 18 Men’s Wearhouse and Tux stores and nine Men’s Wearhouse stores of which eight were outlet stores).

Seasonality

Our sales and net earnings are subject to seasonal fluctuations.  Our rental revenues are heavily concentrated in the second and third quarters (prom and wedding season) while the fourth quarter is considered the seasonal low point.  In addition, Jos. A. Bank has historically experienced increased customer traffic during the holiday season and its increased marketing efforts during the holiday season have historically resulted in sales and net earnings generated in the fourth quarter, which are significantly larger as compared to the other three quarters.  This trend did not occur in the fourth quarter of 2015 as a result of our decision to change the brand’s promotional strategy.  We currently expect this trend to resume at some point in the future.  With respect to our corporate apparel sales and operating results, seasonal fluctuations are not significant but the acquisition of new customers or existing customer decisions to rebrand or revise their corporate wear programs can cause significant variations in period results.  Because of these fluctuations in our sales, results for any quarter are not necessarily indicative of the results that may be achieved for the full year.

Results of Operations

For the Three Months Ended July 30, 2016 Compared to the Three Months Ended August 1, 2015

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	For the Three Months(1)
	July 30,	August 1,
	2016	2015
Net sales:
Retail clothing product	67.7%	70.6%
Rental services	18.1	17.1
Alteration and other services	5.4	5.7
Total retail sales	91.3	93.4
Corporate apparel clothing product	8.7	6.6
Total net sales	100.0%	100.0%
Cost of sales(2):
Retail clothing product	45.1	43.5
Rental services	16.4	16.1
Alteration and other services	69.9	70.5
Occupancy costs	13.1	13.3
Total retail cost of sales	54.0	53.4
Corporate apparel clothing product	64.6	69.7
Total cost of sales	54.9	54.5
Gross margin(2):
Retail clothing product	54.9	56.6
Rental services	83.6	83.9
Alteration and other services	30.1	29.5
Occupancy costs	(13.1)	(13.3)
Total retail gross margin	46.0	46.6
Corporate apparel clothing product	35.4	30.3
Total gross margin	45.1	45.5
Advertising expense	4.9	4.9
Selling, general and administrative expenses	33.6	30.0
Operating income	6.6	10.7
Interest income	0.0	0.0
Interest expense	(2.8)	(2.9)
Loss on extinguishment of debt, net	(0.0)	—
Earnings before income taxes	3.7	7.8
Provision for income taxes	1.0	2.6
Net earnings	2.7%	5.2%

(1)	Percentage line items may not sum to totals due to the effect of rounding.
(2)	Calculated as a percentage of related sales.

Net Sales

Total net sales decreased $10.4 million, or 1.1%, to $909.7 million for the second quarter of 2016 as compared to the second quarter of 2015.

Total retail sales decreased $28.7 million, or 3.4%, to $830.2 million for the second quarter of 2016 as compared to the second quarter of 2015 primarily due to a $33.2 million decrease in clothing product revenues primarily at our Jos. A. Bank brand and a $3.5 million decrease in alteration and other services revenues, partially offset by a $8.0 million increase in rental service revenues.  The net decrease is attributable to the following:

(in millions)	Amount Attributed to
$12.6	2.9% increase in comparable sales at Men's Wearhouse.
(30.9)	16.3% decrease in comparable sales at Jos. A. Bank.
(1.0)	1.5% decrease in comparable sales at Moores(1).
(1.8)	2.2% decrease in comparable sales at K&G.
(0.8)	Decrease in non-comparable sales.
(2.6)	Decrease in net sales resulting from change in U.S./Canadian dollar exchange rate.
(4.2)	Other.
$(28.7)	Decrease in total retail sales.

(1)	Comparable sales percentages for Moores are calculated using Canadian dollars.

Comparable sales exclude the net sales of a store for any month of one period if the store was not owned or open throughout the same month of the prior period and include e-commerce net sales.  We operate our business using an omnichannel approach and do not differentiate e-commerce sales from our other channels.  In addition, as a result of our decision to close all factory stores at Jos. A. Bank, we have excluded the results of these stores from our comparable sales calculation for Jos. A. Bank.

The increase at Men’s Wearhouse resulted primarily from increased average unit retails (net selling prices) partially offset by decreases in average transactions per store and units sold per transaction.  The decrease at Jos. A. Bank resulted primarily from decreased average transactions per store partially offset by higher units per transaction, increased average unit retails and higher rental services revenue. The decrease at K&G resulted from lower average transactions per store partially offset by an increase in average unit retails. The decrease at Moores resulted from decreased average transactions per store and units sold per transaction partially offset by increased average unit retails.  At Men’s Wearhouse, rental service comparable sales increased 4.7% due to an increase in rental rates partially offset by a decrease in unit rentals.

Total corporate apparel clothing product sales increased $18.3 million for the second quarter of 2016 as compared to the second quarter of 2015.  U.S. corporate apparel sales increased $21.7 million primarily due to the impact of a large new uniform program.  The rollout of the new uniform program commenced in June and will last approximately three months after which the program will transition to a standard replenishment phase. UK corporate apparel sales decreased $3.4 million due to the impact of a weaker pound Sterling this year compared to last year partially offset by an increase in sales from existing customer programs.

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

Our total gross margin decreased $8.4 million, or 2.0%, to $410.3 million in the second quarter of 2016 as compared to the second quarter of 2015.  Total retail segment gross margin decreased $18.0 million, or 4.5%, from the same prior year quarter to $382.2 million in the second quarter of 2016 primarily due to lower sales.  As a percentage of related sales, retail segment gross margin decreased from 46.6% in the second quarter of 2015 to 46.0% in the second quarter of 2016 primarily driven by clearance activity in preparation of our closing of the factory/outlet stores during the second quarter.

Occupancy costs decreased $5.6 million primarily due to our store rationalization efforts. Occupancy costs as a percentage of retail sales, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, decreased from 13.3% to 13.1% for the second quarter of 2016 compared to the second quarter of 2015.

Corporate apparel gross margin increased $9.6 million, or 51.7%, in the second quarter of 2016.  For the corporate apparel segment, total gross margin as a percentage of related sales increased from 30.3% in the second quarter of 2015 to 35.4% in the second quarter of 2016 primarily due to the impact of a large new uniform program as well as pre-tax gains on foreign currency hedging transactions.

Advertising Expense

Advertising expense was $45.0 million in the second quarter of 2016, which was flat compared to the second quarter of 2015.  As a percentage of total net sales, advertising expense was 4.9% in the second quarter of 2016, which was flat compared to 2015.

Selling, General and Administrative Expenses

SG&A expenses increased to $305.7 million in the second quarter of 2016 from $275.6 million in the second quarter of 2015, an increase of $30.1 million, or 10.9%.  As a percentage of total net sales, these expenses increased from 30.0% in the second quarter of 2015 to 33.6% in the second quarter of 2016 primarily as a result of an increase in restructuring and other costs.  The components of this 3.6% net increase in SG&A expenses as a percentage of total net sales and the related dollar changes were as follows:

%	in millions	Attributed to
3.9	$35.6

Increase in restructuring, integration and other items as a percentage of sales from 0.5% in the second quarter of 2015 to 4.4% in the second quarter of 2016.  For the second quarter of 2016, these costs totaled $40.2 million, related primarily to restructuring and other costs. For the second quarter of 2015, these costs totaled $4.6 million related primarily to Jos. A. Bank integration costs.

(0.4)	(5.7)

Decrease in other SG&A expenses as a percentage of sales from 17.1% in the second quarter of 2015 to 16.7% in the second quarter of 2016. Other SG&A expenses decreased $5.7 million primarily due to cost reduction initiatives and a decrease in amortization of intangible assets as a result of the impairment charges recorded in the fourth quarter of 2015.

0.1	0.2

Store salaries increased $0.2 million and increased as a percentage of sales from 12.3% in the second quarter of 2015 to 12.4% in the second quarter of 2016 primarily due to deleverage resulting from lower retail sales.

3.6	$30.1	Total

In the retail segment, SG&A expenses as a percentage of related net sales increased from 25.4% in the second quarter of 2015 to 28.5% in the second quarter of 2016 primarily due to an increase in restructuring and other costs.  Retail segment SG&A expenses increased $18.1 million primarily due to lease termination costs.

In the corporate apparel segment, SG&A expenses as a percentage of related net sales decreased from 25.4% in the second quarter of 2015 to 19.8% in the second quarter of 2016 primarily due to leverage from higher sales.  Corporate apparel segment SG&A expenses increased $0.2 million.

Shared service expenses represent costs not specifically related to the operations of our business segments and are included in SG&A.  Shared service SG&A expenses as a percentage of total net sales increased from 4.5% in the second quarter of 2015 to 5.9% in the second quarter of 2016.  Shared service SG&A expenses increased $11.8 million primarily due to costs associated with our profit improvement program.

Provision for Income Tax

Our effective income tax rate decreased to 25.9% for the second quarter of 2016 from 33.3% for the second quarter of 2015 primarily due to lower U.S. income as compared to income earned in foreign jurisdictions.

For the second quarter of 2016 and 2015, the statutory tax rates in Canada and the UK were approximately 26% and 20%, respectively.  For the second quarter of 2016 and 2015, tax expense for our operations in foreign jurisdictions totaled $5.1 million and $4.8 million, respectively.

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

Net Earnings

Net earnings were $25.0 million for the second quarter of 2016 compared with net earnings of $47.8 million for the second quarter of 2015.

For the Six Months Ended July 30, 2016 compared to the Six Months Ended August 1, 2015

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	For the Six Months Ended(1)
	July 30,	August 1,
	2016	2015
Net sales:
Retail clothing product	70.8%	72.9%
Rental services	15.2	14.4
Alteration and other services	5.8	5.9
Total retail sales	91.8	93.2
Corporate apparel clothing product	8.2	6.8
Total net sales	100.0%	100.0%
Cost of sales(2):
Retail clothing product	44.5	43.8
Rental services	16.2	15.9
Alteration and other services	70.6	68.5
Occupancy costs	13.7	13.5
Total retail cost of sales	55.2	54.6
Corporate apparel clothing product	67.5	70.9
Total cost of sales	56.2	55.7
Gross margin(2):
Retail clothing product	55.5	56.2
Rental services	83.8	84.1
Alteration and other services	29.4	31.5
Occupancy costs	(13.7)	(13.5)
Total retail gross margin	44.8	45.4
Corporate apparel clothing product	32.5	29.1
Total gross margin	43.8	44.3
Advertising expense	5.3	5.3
Selling, general and administrative expenses	33.3	30.5
Operating income	5.2	8.5
Interest income	0.0	0.0
Interest expense	(3.0)	(2.9)
Loss on extinguishment of debt, net	(0.0)	(0.7)
Earnings before income taxes	2.2	4.9
Provision for income taxes	0.7	1.6
Net earnings	1.5%	3.2%
(1)	Percentage line items may not sum to totals due to the effect of rounding.
(2)	Calculated as a percentage of related sales.

Net Sales

Total net sales decreased $66.7 million, or 3.7%, to $1,738.5 million for the first six months of 2016 as compared to the first six months of 2015.

Total retail sales decreased $86.8 million, or 5.2%, to $1,596.4 million for the first six months of 2016 as compared to the first six months of 2015 primarily due to a $84.4 million decrease in clothing product revenues primarily at our Jos. A. Bank brand and a $7.0 million decrease in alteration and other services revenues, partially offset by a $4.7 million increase in rental service revenues. The net decrease is attributable to the following:

(in millions)	Amount Attributed to
$(2.1)	0.3% decrease in comparable sales at Men’s Wearhouse
(61.1)	16.2% decrease in comparable sales at Jos. A. Bank.
(1.6)	0.9% decrease in comparable sales at K&G.
(2.6)	2.5% decrease in comparable sales at Moores(1).
(5.5)	Decrease in non-comparable sales.
(5.1)	Decrease in net sales resulting from change in U.S./Canadian dollar exchange rate.
(8.8)	Other.
$(86.8)	Decrease in total retail sales.

(1)	Comparable sales percentages for Moores are calculated using Canadian dollars.

Comparable sales exclude the net sales of a store for any month of one period if the store was not owned or open throughout the same month of the prior period and include e-commerce net sales.  We operate our business using an omnichannel approach and do not differentiate e-commerce sales from our other channels.    In addition, as a result of our decision to close all factory stores at Jos. A. Bank, we have excluded the results of these stores from our comparable sales calculation for Jos. A. Bank.

The decrease at Men’s Wearhouse resulted primarily from decreases in average transactions per store and units sold per transaction offset by increased average unit retails.  The decrease at Jos. A. Bank resulted primarily from decreased average transactions per store partially offset by higher units per transaction, increased average unit retails and higher rental services revenue. The decrease at K&G resulted from lower average transactions per store partially offset by an increase in average unit retails and higher units per transaction. The decrease at Moores resulted from decreased average transactions per store and units sold per transaction partially offset by increased average unit retails.  At Men’s Wearhouse, rental service comparable sales increased 0.8% due to an increase in rental rates partially offset by a decrease in unit rentals.

Total corporate apparel clothing product sales increased $20.1 million for the first six months of 2016 as compared to the first six months of 2015.  U.S. corporate apparel sales increased $22.2 million primarily due to the impact of a large new uniform program.  The rollout of the new uniform program commenced in June and will last approximately three months after which the program will transition to a standard replenishment phase. UK corporate apparel sales decreased $2.1 million due to the impact of a weaker pound Sterling this year compared to last year partially offset by an increase in sales from existing customer programs.

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

Our total gross margin decreased $38.1 million, or 4.8%, to $762.1 million in the first six months of 2016 as compared to the first six months of 2015.  Total retail segment gross margin decreased $48.8 million, or 6.4%, from the same prior year six months to $715.9 million in the first six months of 2016 primarily due to lower sales at Jos. A. Bank.

For the retail segment, total gross margin as a percentage of related sales decreased from 45.4% in the first six months of 2015 to 44.8% in the first six months of 2016 primarily driven by clearance activity in preparation of our closing of the factory/outlet stores during the second quarter.

Occupancy costs decreased $8.6 million primarily due to our store rationalization efforts.  Occupancy costs as a percentage of retail sales, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, increased from 13.5% to 13.7% for the first six months of 2016 compared to the first six months of 2015, primarily due to deleveraging of occupancy costs from lower sales at Jos. A. Bank.

Corporate apparel gross margin increased $10.7 million, or 30.2%, in the first six months of 2016.  For the corporate apparel segment, total gross margin as a percentage of related sales increased from 29.1% in the first six months of 2015 to 32.5% in the first six months of 2016.

Advertising Expense

Advertising expense decreased to $92.9 million in the first six months of 2016 from $95.6 million in the first six months of 2015, a decrease of $2.7 million, or 2.9%.  As a percentage of total net sales, advertising expense was 5.3% in the first six months of 2016 which was flat compared to the first six months of 2015.

Selling, General and Administrative Expenses

SG&A expenses increased to $578.6 million in the first six months of 2016 from $551.2 million in the first six months of 2015, an increase of $27.4 million or 5.0%.  As a percentage of total net sales, these expenses increased from 30.5% in the first six months of 2015 to 33.3% in the first six months of 2016.  The components of this 2.8% increase in SG&A expenses as a percentage of total net sales and the related absolute dollar changes were as follows:

%	in millions	Attributed to
2.5	$42.5

Increase in restructuring, integration and other items as a percentage of sales from 0.8% in the first six months of 2015 to 3.3% in the first six months of 2016.  For the first six months of 2016, these costs totaled $56.6 million, related primarily to restructuring and other costs. For the first six months of 2015, these costs totaled $14.1 million related primarily to separation costs with a former executive and integration costs related to Jos. A. Bank.

(0.2)	(15.2)

Decrease in other SG&A expenses as a percentage of sales from 17.3% in the first six months of 2015 to 17.1% in the first six months of 2016. Other SG&A expenses decreased $15.2 million primarily due to cost reduction initiatives and a decrease in amortization of intangible assets as a result of the impairment charges recorded in the fourth quarter of 2015.

0.5	0.1

Store salaries increased $0.1 million and increased as a percentage of sales from 12.4% in the first six months of 2015 to 12.9% in the first six months of 2016 primarily due to deleverage resulting from lower retail sales.

2.8	$27.4	Total

In the retail segment, SG&A expenses as a percentage of related net sales increased from 26.0% in the first six months of 2015 to 27.7% in the first six months of 2016 primarily due to deleverage resulting from lower retail sales.  Retail segment SG&A expenses increased $5.4 million primarily due to lease termination costs partially offset by cost reduction initiatives.

In the corporate apparel segment, SG&A expenses as a percentage of related net sales decreased from 25.2% in the first six months of 2015 to 22.1% in the first six months of 2016 primarily due to leverage from higher sales.  Corporate apparel segment SG&A expenses increased $0.6 million.

Shared service expenses represent costs not specifically related to the operations of our business segments and are included in SG&A.  Shared service SG&A expenses as a percentage of total net sales increased from 4.6% in the first six months of 2015 to 6.0% in the first six months of 2016.  Shared service SG&A expenses increased $21.4 million primarily due to costs associated with our profit improvement program.

Provision for Income Tax

Our effective income tax rate decreased to 30.4% for the first six months of 2016 from 33.8% for the first six months of 2015 primarily due to lower U.S. income as compared to income earned in foreign jurisdictions, which is partially offset by non-recurring true-up items recorded in the first quarter of 2016.

For the first six months of 2016 and 2015, the statutory tax rates in Canada and the UK were approximately 26% and 20%, respectively.  For the first six months of 2016 and 2015, tax expense for our operations in foreign jurisdictions totaled $6.6 million and $6.2 million, respectively.

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

Net Earnings

Net earnings were $26.6 million for the first six months of 2016 compared with net earnings of $58.1 million for the first six months of 2015.

Liquidity and Capital Resources

At July 30, 2016, August 1, 2015 and January 30, 2016, cash and cash equivalents totaled $11.4 million, $73.4 million and $30.0 million, respectively, and working capital totaled $719.8 million, $799.9 million and $723.6 million, respectively.  Our primary sources of working capital are cash flows from operations and available borrowings under our financing arrangements, as described below.

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

The Credit Facilities and the Senior Notes contain customary non-financial and financial covenants, including fixed charge coverage ratios, total leverage ratios and secured leverage ratios, as well as a restriction on our ability to pay dividends on our common stock in excess of $10.0 million per quarter.  Since entering into these financing arrangements and as of July 30, 2016, our total leverage ratio and secured leverage ratio were above the maximums specified in the agreements, which was anticipated when we entered into these arrangements.  As a result, we are currently subject to certain additional restrictions, including limitations on our ability to make acquisitions and incur additional indebtedness.

The Term Loan is guaranteed, jointly and severally, by Tailored Brands, Inc. and certain of our U.S. subsidiaries and will mature on June 18, 2021.  The interest rate on the Term Loan is based on 3-month LIBOR, which was approximately 0.76% at July 30, 2016. However, the Term Loan interest rate is subject to a LIBOR floor of 1% per annum, plus the applicable margin which is currently 3.50%, resulting in a total interest rate of 4.50%.  In January 2015, we entered into an interest rate swap agreement to swap variable-rate interest payments for fixed-rate interest payments on a notional amount of $520.0 million, effective in February 2015.  The interest rate swap agreement matures in August 2018 and has periodic interest settlements.  Under this interest rate swap agreement, we receive a floating rate based on 3-month LIBOR and pay a fixed rate of 5.03% (including the applicable margin of 3.50%) on the outstanding notional amount.

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

As a result of the interest rate swap and the Incremental Agreement, we have converted a majority of the variable interest rate under the Term Loan to a fixed rate and, as of  July 30, 2016, the Term Loan had a weighted average interest rate of 4.91%.

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

We utilize letters of credit primarily to secure inventory purchases and as collateral for workers compensation claims.  Except for letters of credit totaling approximately $30.2 million issued and outstanding, no amounts were drawn on the ABL Facility as of July 30, 2016 and we have approximately $420.5 million of borrowing availability under the ABL Facility as of July 30, 2016.

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

Cash Flow Activities

Operating activities — Net cash provided by operating activities was $100.3 million and $94.9 million for the first six months of 2016 and 2015, respectively.  The $5.4 million increase was driven by changes in other assets related to income tax refunds and a decrease in inventory purchases.  These favorable impacts were partially offset by an increase in accounts receivable driven by the rollout of a large new uniform program and a decrease in net earnings after adjusting for non-cash items primarily due to an increase in restructuring and other costs.

Investing activities — Net cash used in investing activities was $55.3 million and $56.8 million for the first six months of 2016 and 2015, respectively.

Financing activities — Net cash used in financing activities was $63.5 million and $27.4 million for the first six months of 2016 and 2015, respectively.  The $36.1 million decrease primarily reflects the impact of a $35.5 million prepayment on our Term Loan.

Share repurchase program — The Board of Directors (the “Board”) had previously approved a $200.0 million share repurchase program for our common stock.  During the first six months of 2016 and 2015, no shares were repurchased in open market transactions under the Board’s March 2013 authorization.  At July 30, 2016, the remaining balance available under the Board’s March 2013 authorization was $48.0 million.

Dividends — Cash dividends paid were approximately $17.7 million and $17.6 million for the first six months of 2016 and 2015, respectively.  During each of the quarters ended July 30, 2016 and August 1, 2015, we declared quarterly dividends of $0.18 per share.

Future Sources and Uses of Cash

Our primary uses of cash are to finance working capital requirements of our operations and to repay our indebtedness.  In addition, we will use cash to fund capital expenditures, income taxes, costs related to our store rationalization and profit improvement programs including lease termination payments, dividend payments and various other commitments and obligations, as they arise.

During the course of the year, we borrowed and repaid amounts under our ABL Facility primarily due to costs incurred under our store rationalization and profit improvement programs.  During the six months ended July 30, 2016, the maximum borrowing outstanding at any point in time was $39.1 million.

Capital expenditures are anticipated to be in the range of $110.0 to $120.0 million for 2016.  This amount includes the anticipated costs to open 160 shops within Macy’s stores, 15 to 20 Men’s Wearhouse stores, three Jos. A. Bank stores, two Moores stores, and one K&G store and to expand and/or relocate approximately 5 to 10 existing Men’s Wearhouse stores, four to eight existing Jos. A. Bank stores and one existing K&G store.  During the first six months of 2016, we opened 147 stores/tuxedo shops (138 tuxedo shops within Macy’s stores, five Men’s Wearhouse stores, two Jos. A. Bank stores and two Moores stores).  Capital expenditures for 2016 will also include integration projects for Jos. A. Bank, point-of-sale and other computer equipment and systems, store remodeling, and investment in other corporate assets.  The actual amount of future capital expenditures will depend in part on the number of new stores opened and the terms on which new stores are leased and the timing of our Jos. A. Bank integration projects, as well as on industry trends consistent with our anticipated operating plans.

Current and future domestic and global economic conditions could negatively affect our future operating results as well as our existing cash and cash equivalents balances.  In addition, conditions in the financial markets could limit our access to further capital resources, if needed, and could increase associated costs.  We believe based on our current business plan that our existing cash and cash flows from operations and availability under our ABL Facility will be sufficient to fund our operating cash requirements, repayment of current indebtedness, costs related to our store rationalization and profit improvement plans including lease termination payments, planned store openings, relocations and remodels and other capital expenditures.

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

As discussed in Note 4 and Note 12 of the Notes to the Condensed Consolidated Financial Statements, we have undertaken steps to mitigate our exposure to changes in interest rates on our indebtedness.  As of July 30, 2016, 87% of our total debt was at a fixed rate with the remainder at a variable rate.  In addition, due to the existence of a LIBOR floor of 1.0% per annum on the portion of our debt subject to a variable rate, we believe our interest rate risk is substantially mitigated.  At July 30, 2016, the effect of one percentage point change in interest rates would result in an approximate $2.1 million change in annual interest expense on our Term Loan.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal second quarter ended July 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 15 of the Notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

ITEM 1A — RISK FACTORS

For a more detailed explanation of the factors affecting our business, please refer to the Risk Factors section in the Form 10-K for the fiscal year ended January 30, 2016.  There has not been a material change to the risk factors set forth in the Form 10-K for the fiscal year ended January 30, 2016, except for the addition of the following risk factor:

Economic conditions and regulatory changes leading up to and following the United Kingdom’s likely exit from the European Union could have a material adverse effect on our business and results of operations.

On June 23, 2016, the UK held a referendum in which voters approved an exit from the European Union (the “E.U.”), commonly referred to as “Brexit.”  Negotiations are expected to commence to determine the future terms of the UK’s relationship with the E.U.

The announcement of Brexit adversely impacted global markets, including currencies, and resulted in a sharp decline in the value of the British pound, as compared to the U.S. dollar and other currencies. Volatility in exchange rates is expected to continue in the short term as the UK negotiates its exit from the European Union. A weaker British pound compared to the U.S. dollar during a reporting period causes local currency results of our UK operations to be translated into fewer U.S. dollars. For the year ended January 30, 2016, net sales of our UK operations constituted 6% of our consolidated net sales.

Future adverse consequences arising from Brexit may include economic uncertainty, continued volatility in current exchange rates and legal uncertainty and potentially divergent national laws and regulations as the UK determines which E.U. laws to replace or replicate. Any of these effects of Brexit, among others, could materially adversely affect our business, results of operations and financial condition.

ITEM 6 — EXHIBITS

Exhibits filed with this quarterly report on Form 10-Q are incorporated herein by reference as set forth in the Index to Exhibits on page 44.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Tailored Brands, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 8, 2016	TAILORED BRANDS, INC.

	By	/s/ JON W. KIMMINS
Jon W. Kimmins
Executive Vice President, Chief Financial Officer, Treasurer and
Principal Financial Officer

EXHIBIT INDEX

Exhibit Number		Exhibit Index

3.1	—	Bylaws of Tailored Brands, Inc., as amended (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 20, 2016).
4.1	—

Third Supplemental Indenture relating to the Notes, dated as of June 30, 2016, among The Men’s Wearhouse, Inc., Tailored Brands Purchasing LLC, and Tailored Brands Gift Card Co LLC and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 1, 2016).

10.1	—

Tailored Brands, Inc. 2016 Cash Incentive Plan (incorporated by reference from Appendix B to the Company’s proxy statement on Schedule 14A relating to the 2016 Annual Meeting of Shareholders of the Company filed with the Commission on May 5, 2016).

10.2	—

Tailored Brands, Inc. 2016 Long-Term Incentive Plan (incorporated by reference from Appendix A to the Company’s proxy statement on Schedule 14A relating to the 2016 Annual Meeting of Shareholders of the Company filed with the Commission on May 5, 2016).

10.3	—	Form of Deferred Stock Unit Award Agreement (for employees, including named executive officers) under the Tailored Brands, Inc. 2016 Long-Term Incentive Plan (filed herewith).
10.4	—	Form of Deferred Stock Unit Award Agreement (for directors) under the Tailored Brands, Inc. 2016 Long-Term Incentive Plan (filed herewith).
10.5	—	Form of Restricted Stock Award Agreement (for employees, including named executive officers) under the Tailored Brands, Inc. 2016 Long-Term Incentive Plan (filed herewith).
10.6	—	Form of Restricted Stock Award Agreement (for directors) under the Tailored Brands, Inc. 2016 Long-Term Incentive Plan (filed herewith).
10.7	—	Form of Nonqualified Stock Option Agreement (for executives, including named executive officers) under the Tailored Brands, Inc. 2016 Long-Term Incentive Plan (filed herewith).
10.8	—	Form of Performance Unit Award Agreement (for executives, including named executive officers) under the Tailored Brands, Inc. 2016 Long-Term Incentive Plan (filed herewith).
10.9	—	Tailored Brands, Inc. Senior Executive Change in Control Severance Plan (Adopted September 8, 2016) (filed herewith).
10.10	—	Tailored Brands, Inc. Vice President Change in Control Severance Plan (as Amended and Restated Effective September 8, 2016) (filed herewith).
31.1	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).
31.2	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).
32.1	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (furnished herewith). †
32.2	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (furnished herewith). †
101.1	—

The following financial information from Tailored Brands, Inc.’s Quarterly Report on Form 10-Q for the three and six months ended July 30, 2016, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

†This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section.  Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.