Form 10-Q
period 2016-10-29
TAILORED BRANDS INC
filed 2016-12-08
CIK 884217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2016 or

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

The number of shares of common stock of the Registrant, par value $.01 per share, outstanding at November 25, 2016 was 48,744,325.

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

Forward-looking statements are based upon management’s current beliefs or expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies and third party approvals, many of which are beyond our control.  Refer to “Risk Factors” contained in Part I of our Annual Report on Form 10-K for the year ended January 30, 2016, Part 1A of our Quarterly Report on Form 10-Q for the quarter ended July 30, 2016, and elsewhere herein for a more complete discussion of these and other factors that might affect our performance and financial results. Forward-looking statements are intended to convey the Company’s expectations about the future and speak only as of the date they are made.  We undertake no obligation to publicly update or revise any forward-looking statements that may be made from time to time, whether as a result of new information, future developments or otherwise, unless required to do so by law.

All written or oral forward-looking statements that are made by or attributable to us are expressly qualified in their entirety by this cautionary notice.

PART I – FINANCIAL INFORMATION

ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	October 29,	October 31,	January 30,
	2016	2015	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,948	$53,654	$29,980
Accounts receivable, net	71,898	66,902	63,890
Inventories	1,047,915	1,060,247	1,022,504
Other current assets	60,190	168,071	143,546
Total current assets	1,214,951	1,348,874	1,259,920
PROPERTY AND EQUIPMENT, net	501,391	548,481	521,824
RENTAL PRODUCT, net	160,101	147,344	157,460
GOODWILL	116,026	890,991	118,586
INTANGIBLE ASSETS, net	172,337	568,171	178,510
OTHER ASSETS	10,323	8,518	8,019
TOTAL ASSETS	$2,175,129	$3,512,379	$2,244,319
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$200,199	$233,520	$237,114
Accrued expenses and other current liabilities	280,658	265,993	256,762
Income taxes payable	917	13,218	—
Current portion of long-term debt	7,000	7,000	42,451
Total current liabilities	488,774	519,731	536,327
LONG-TERM DEBT, net	1,588,873	1,649,206	1,613,473
DEFERRED TAXES AND OTHER LIABILITIES	175,179	358,059	194,605
Total liabilities	2,252,826	2,526,996	2,344,405
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' (DEFICIT) EQUITY:
Preferred stock	—	—	—
Common stock	487	485	485
Capital in excess of par	466,817	452,666	455,765
(Accumulated deficit) retained earnings	(499,663)	541,672	(524,876)
Accumulated other comprehensive loss	(45,338)	(6,356)	(28,486)
Treasury stock, at cost	—	(3,084)	(2,974)
Total shareholders' (deficit) equity	(77,697)	985,383	(100,086)
TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$2,175,129	$3,512,379	$2,244,319

See Notes to Condensed Consolidated Financial Statements.

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net sales:
Retail clothing product	$575,046	$615,874	$1,806,660	$1,931,926
Rental services	138,724	132,443	403,564	392,621
Alteration and other services	49,919	53,070	149,888	160,024
Total retail sales	763,689	801,387	2,360,112	2,484,571
Corporate apparel clothing product	83,245	64,059	225,328	186,038
Total net sales	846,934	865,446	2,585,440	2,670,609
Cost of sales:
Retail clothing product	247,978	274,348	796,215	850,782
Rental services	22,958	21,431	65,943	62,866
Alteration and other services	33,526	36,260	104,085	109,528
Occupancy costs	108,923	114,629	327,673	341,980
Total retail cost of sales	413,385	446,668	1,293,916	1,365,156
Corporate apparel clothing product	56,343	45,787	152,173	132,229
Total cost of sales	469,728	492,455	1,446,089	1,497,385
Gross margin:
Retail clothing product	327,068	341,526	1,010,445	1,081,144
Rental services	115,766	111,012	337,621	329,755
Alteration and other services	16,393	16,810	45,803	50,496
Occupancy costs	(108,923)	(114,629)	(327,673)	(341,980)
Total retail gross margin	350,304	354,719	1,066,196	1,119,415
Corporate apparel clothing product	26,902	18,272	73,155	53,809
Total gross margin	377,206	372,991	1,139,351	1,173,224
Advertising expense	45,656	47,991	138,547	143,628
Selling, general and administrative expenses	270,494	271,301	849,122	822,485
Tradename impairment charge	—	90,100	—	90,100
Operating income (loss)	61,056	(36,401)	151,682	117,011
Interest income	52	50	102	140
Interest expense	(25,476)	(26,457)	(77,853)	(79,475)
Gain (loss) on extinguishment of debt, net	1,808	—	1,737	(12,675)
Earnings (loss) before income taxes	37,440	(62,808)	75,668	25,001
Provision (benefit) for income taxes	9,007	(35,654)	20,623	(5,993)
Net earnings (loss)	$28,433	$(27,154)	$55,045	$30,994
Net earnings (loss) per common share allocated to common shareholders:
Basic	$0.58	$(0.56)	$1.13	$0.64
Diluted	$0.58	$(0.56)	$1.13	$0.64
Weighted-average common shares outstanding:
Basic	48,655	48,339	48,570	48,258
Diluted	48,812	48,339	48,691	48,513
Cash dividends declared per common share	$0.18	$0.18	$0.54	$0.54

See Notes to Condensed Consolidated Financial Statements.

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015

Net earnings (loss)	$28,433	$(27,154)	$55,045	$30,994
Currency translation adjustments	(15,075)	(2,024)	(18,246)	(378)
Unrealized gain (loss) on cash flow hedges, net of tax	948	(222)	1,394	(307)
Comprehensive income (loss)	$14,306	$(29,400)	$38,193	$30,309

See Notes to Condensed Consolidated Financial Statements.

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended
	October 29,	October 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$55,045	$30,994
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	87,838	98,162
Rental product amortization	35,982	30,496
Tradename impairment charge	—	90,100
(Gain) loss on extinguishment of debt, net	(1,737)	12,675
Amortization of deferred financing costs	4,922	5,151
Amortization of discount on long-term debt	728	848
Loss (gain) on disposition of assets	616	(833)
Asset impairment charges	4,293	1,695
Share-based compensation	13,958	12,614
Excess tax benefits from share-based plans	—	(1,104)
Deferred tax benefit	(13,233)	(61,108)
Deferred rent expense and other	(1,281)	3,141
Changes in operating assets and liabilities:
Accounts receivable	(13,273)	7,116
Inventories	(32,833)	(122,294)
Rental product	(37,817)	(45,704)
Other assets	84,844	6,210
Accounts payable, accrued expenses and other current liabilities	(4,314)	29,778
Income taxes payable	(2,065)	13,357
Other liabilities	(4,789)	942
Net cash provided by operating activities	176,884	112,236
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(80,550)	(86,406)
Proceeds from sales of property and equipment	605	2,613
Net cash used in investing activities	(79,945)	(83,793)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on term loan	(40,701)	(6,250)
Proceeds from asset-based revolving credit facility	520,550	5,500
Payments on asset-based revolving credit facility	(520,550)	(5,500)
Repurchase and retirement of senior notes	(25,000)	—
Deferred financing costs	—	(3,566)
Cash dividends paid	(26,438)	(26,269)
Proceeds from issuance of common stock	1,451	2,454
Tax payments related to vested deferred stock units	(1,258)	(4,538)
Excess tax benefits from share-based plans	—	1,104
Repurchases of common stock	—	(277)
Net cash used in financing activities	(91,946)	(37,342)
Effect of exchange rate changes	(25)	292
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,968	(8,607)
Balance at beginning of period	29,980	62,261
Balance at end of period	$34,948	$53,654

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

Our business results historically have fluctuated throughout the year and, as a result, the operating results of the interim periods presented are not necessarily indicative of the results that may be achieved for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended January 30, 2016.

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

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation-Stock Compensation. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years with early adoption permitted. We will adopt ASU 2016-09 beginning in the first quarter of fiscal 2017 and we do not expect it will have a material impact on our financial position, results of operations or cash flows.  However, under certain circumstances, this guidance could have an impact on our effective tax rate as changes between tax and book treatment of equity compensation will be recognized in the provision for income taxes beginning in fiscal 2017.

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

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

using the modified retrospective approach.  We are currently evaluating the impact ASU 2016-02 will have on our financial position, results of operations and cash flows but expect that it will result in a significant increase in our long-term assets and liabilities given we have a significant number of leases.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities.  In August 2015, the FASB issued ASU No. 2015-14 which deferred the effective date of ASU 2014-09 by one year.  As a result of this deferral, ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted for annual reporting periods beginning after December 15, 2016.  The guidance allows for either a full retrospective or a modified retrospective transition method.  We are continuing to evaluate our method of adoption and the impact this guidance, including recent amendments and interpretations, may have on our financial position, results of operations and cash flows.

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

A summary of the charges incurred for the three and nine months ended October 29, 2016 along with cumulative charges incurred under these initiatives since inception is presented in the table below (amounts in thousands):

	For the Three Months Ended	For the Nine Months Ended
	October 29,	October 29,
	2016	2016	Cumulative
Lease termination costs	$8,667	$37,004	$37,004
Store asset impairment charges and accelerated depreciation, net of deferred rent	(844)	2,330	25,476
Consulting costs	1,806	13,583	14,501
Inventory reserve charges	—	—	11,008
Favorable lease impairment charges	—	—	5,533
Severance and employee-related costs	481	4,643	4,643
Other costs	839	1,565	2,423
Total pre-tax restructuring and other charges(1)	$10,949	$59,125	$100,588

(1)

Consists of $12.4 million included in selling, general and administrative expenses (“SG&A”) offset by a $1.5 million reduction in cost of sales for the three months ended October 29, 2016. Consists of $61.8 million included in SG&A offset by a $2.7 million reduction in cost of sales for the nine months ended October 29, 2016. For the three and nine months ended October 29, 2016 and cumulatively since inception of the initiatives, of the total amounts recorded in the table above, $9.1 million, $42.7 million and $82.6 million relate to our retail segment and the remainder are recorded in shared services.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of October 29, 2016, we estimate that cumulative pre-tax restructuring and other charges related to these actions will approximate $114.0 million to $120.0 million, of which approximately $72.0 million to $75.0 million are estimated to be cash expenses.  Included in the estimate of total pre-tax charges are approximately:

•	Approximately $50.0 million of lease termination costs;
•	$42.0 million to $45.0 million of inventory and long-lived and intangible asset impairment charges, including accelerated depreciation relating to store closures; and
•	$22.0 million to $25.0 million of consulting, severance and other costs.

The following table is a rollforward of amounts included in accrued expenses and other current liabilities in the condensed consolidated balance sheet related to the pre-tax restructuring and other charges (amounts in thousands):

	Severance and	Lease
	Employee-	Termination	Consulting	Other
	Related Costs	Costs	Costs	Costs	Total
Beginning Balance, January 30, 2016	$—	$—	$918	$858	$1,776
Charges, excluding non-cash items	4,643	37,004	13,583	1,565	56,795
Payments	(4,179)	(30,562)	(13,983)	(2,398)	(51,122)
Ending Balance, October 29, 2016	$464	$6,442	$518	$25	$7,449

In addition to the restructuring costs described above, we incurred integration and other costs related to Jos. A. Bank totaling $1.4 million and $5.0 million for the three months ended October 29, 2016 and October 31, 2015, respectively. For the three months ended October 29, 2016, $0.9 million of the integration costs are included in SG&A and $0.5 million are included in cost of sales in the condensed consolidated statement of earnings (loss).  For the three months ended October 31, 2015, $5.2 million of the integration costs are included in SG&A offset by a $0.2 million reduction in in cost of sales in the condensed consolidated statement of earnings (loss).

For the nine months ended October 29, 2016 and October 31, 2015, we incurred integration and other costs related to Jos. A. Bank totaling $7.1 million and $15.9 million, respectively. For the nine months ended October 29, 2016, $5.5 million of the integration costs are included in SG&A and $1.6 million are included in cost of sales in the condensed consolidated statement of earnings (loss).  For the nine months ended October 31, 2015, $15.6 million of the integration costs are included in SG&A and $0.3 million are included in cost of sales in the condensed consolidated statement of earnings (loss).

3.  Earnings (Loss) per Share

Basic earnings (loss) per common share allocated to common shareholders is determined using the two-class method and is computed by dividing net earnings (loss) allocated to common shareholders by the weighted-average common shares outstanding during the period.  Diluted earnings (loss) per common share reflect the more dilutive earnings (loss) per common share amount calculated using the treasury stock method or the two-class method.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Basic and diluted earnings (loss) per common share allocated to common shareholders are computed using the actual net earnings (loss) allocated to common shareholders and the actual weighted-average common shares outstanding rather than the rounded numbers presented within our condensed consolidated statement of earnings (loss) and the accompanying notes.  As a result, it may not be possible to recalculate earnings (loss) per common share allocated to common shareholders in our condensed consolidated statement of earnings (loss) and the accompanying notes. The following table sets forth the computation of basic and diluted earnings (loss) per common share allocated to common shareholders (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
Numerator
Net earnings (loss)	$28,433	$(27,154)	$55,045	$30,994
Net earnings allocated to participating securities (restricted stock and deferred stock units)	(33)	—	(65)	(31)
Net earnings (loss) allocated to common shareholders	$28,400	$(27,154)	$54,980	$30,963
Denominator
Basic weighted-average common shares outstanding	48,655	48,339	48,570	48,258
Dilutive effect of share-based awards	157	—	121	255
Diluted weighted-average common shares outstanding	48,812	48,339	48,691	48,513
Net earnings (loss) per common share allocated to common shareholders:
Basic	$0.58	$(0.56)	$1.13	$0.64
Diluted	$0.58	$(0.56)	$1.13	$0.64

For the three and nine months ended October 29, 2016,  1.9 million and 1.7 million anti-dilutive shares of common stock were excluded from the calculation of diluted earnings (loss) per common share, respectively. For the three and nine months ended October 31, 2015, 0.4 million and 0.3 million anti-dilutive shares of common stock were excluded from the calculation of diluted earnings (loss) per common share, respectively.

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

The Credit Facilities and the Senior Notes contain customary non-financial and financial covenants, including fixed charge coverage ratios, total leverage ratios and secured leverage ratios, as well as a restriction on our ability to pay dividends on our common stock in excess of $10.0 million per quarter. Since entering into these financing arrangements and as of October 29, 2016, our total leverage ratio and secured leverage ratio were above the maximums specified in the agreements, which was anticipated when we entered into these arrangements. As a result, we are currently subject to certain additional restrictions, including limitations on our ability to make acquisitions and incur additional indebtedness.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Credit Facilities

The Term Loan is guaranteed, jointly and severally, by Tailored Brands, Inc. and certain of our U.S. subsidiaries and will mature on June 18, 2021.  The interest rate on the Term Loan is based on 3-month LIBOR, which was approximately 0.89% at October 29, 2016.    However, the Term Loan interest rate is subject to a LIBOR floor of 1% per annum, plus the applicable margin which is currently 3.50%, resulting in a total interest rate of 4.50%.  In January 2015, we entered into an interest rate swap agreement, in which the variable rate payments due under a portion of the Term Loan were exchanged for a fixed rate (see Note 12).

In April 2015, The Men's Wearhouse, Inc. entered into Incremental Facility Agreement No. 1 (the “Incremental Agreement”) resulting in a refinancing of $400.0 million aggregate principal amount of the Term Loan from a variable rate to a fixed rate of 5.0% per annum.  The Incremental Agreement did not impact the total amount borrowed under the Term Loan, the maturity date of the Term Loan of June 18, 2021, or collateral and guarantees under the Term Loan.  In connection with the Incremental Agreement, we incurred deferred financing costs of $3.6 million, which will be amortized over the life of the remaining term using the interest method.  In addition, as a result of entering into the Incremental Agreement, we recorded a loss on extinguishment of debt totaling $12.7 million consisting of the elimination of unamortized deferred financing costs and OID related to the Term Loan, which is included as a separate line in the condensed consolidated statement of earnings (loss).

As a result of the interest rate swap and the Incremental Agreement, we have converted a majority of the variable interest rate under the Term Loan to a fixed rate and, as of October 29, 2016, the Term Loan had a weighted average interest rate of 4.89%.

The ABL Facility provides for a senior secured revolving credit facility of $500.0 million, with possible future increases to $650.0 million under an expansion feature that matures on June 18, 2019, and is guaranteed, jointly and severally, by Tailored Brands, Inc. and certain of our U.S. subsidiaries. The ABL Facility has several borrowing and interest rate options including the following indices:  (i) adjusted LIBOR, (ii) Canadian Dollar Offered Rate (“CDOR”) rate, (iii) Canadian prime rate or (iv) an alternate base rate (equal to the greater of the prime rate, the federal funds effective rate plus 0.5% or adjusted LIBOR for a one-month period plus 1.0%). Advances under the ABL Facility bear interest at a rate per annum using the applicable indices plus a varying interest rate margin of up to 2.00%.  The ABL Facility also provides for fees applicable to amounts available to be drawn under outstanding letters of credit which range from 1.50% to 2.00%, and a fee on unused commitments which ranges from 0.25% to 0.375%. As of October 29, 2016, there were no borrowings outstanding under the ABL Facility.  During the three and nine months ended October 29, 2016, the maximum borrowing outstanding under the ABL Facility was $68.5 million.

We utilize letters of credit primarily to secure inventory purchases and as collateral for workers compensation claims.  At October 29, 2016, letters of credit totaling approximately $28.9 million were issued and outstanding. Borrowings available under the ABL Facility as of October 29, 2016 were $427.2 million.

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

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In addition, during the third quarter of 2016, we repurchased and retired $18.5 million of Senior Notes through open market transactions, which were consummated via borrowings on our ABL Facility.  As a result, we recorded a net gain on extinguishment totaling $1.8 million, which reflects a $2.1 million gain upon repurchase partially offset by the elimination of unamortized deferred financing costs totaling $0.3 million related to the Senior Notes.

For the nine months ended October 29, 2016, as a result of our excess cash flow prepayment and the repurchase and retirement of a total of $25.0 million of Senior Notes, we recorded a net gain on extinguishment totaling $1.7 million, which reflects a $3.1 million gain upon repurchase partially offset by the elimination of unamortized deferred financing costs of $1.4 million, which is included as a separate line in the condensed consolidated statement of earnings (loss).

The following table provides details on our long-term debt as of October 29, 2016, October 31, 2015 and January 30, 2016 (in thousands):

	October 29,	October 31,	January 30,
	2016	2015	2016
Term Loan (net of unamortized OID of $4.4 million at October 29, 2016, $5.6 million at October 31, 2015 and $5.4 million at January 30, 2016)	$1,044,173	$1,085,392	$1,083,891
Senior Notes	575,000	600,000	600,000
Less: Deferred financing costs related to the Term Loan and Senior Notes	(23,300)	(29,186)	(27,967)
Total long-term debt, net	1,595,873	1,656,206	1,655,924
Current portion of long-term debt	(7,000)	(7,000)	(42,451)
Total long-term debt, net of current portion	$1,588,873	$1,649,206	$1,613,473

5.  Supplemental Cash Flows

Supplemental disclosure of cash flow information is as follows (in thousands):

	For the Nine Months Ended
	October 29,	October 31,
	2016	2015

Cash paid for interest	$62,450	$61,895
Cash (refunded) paid for income taxes, net	$(44,961)	$32,932

Schedule of noncash investing and financing activities:
Cash dividends declared	$9,572	$9,028

We had unpaid capital expenditure purchases included in accounts payable and accrued expenses and other current liabilities of approximately $7.8 million and $7.3 million at October 29, 2016 and October 31, 2015, respectively.  Capital expenditure purchases are recorded as cash outflows from investing activities in the condensed consolidated statement of cash flows in the period they are paid.

6.  Inventories

The following table provides details on our inventories as of October 29, 2016, October 31, 2015 and January 30, 2016 (in thousands):

	October 29,	October 31,	January 30,
	2016	2015	2016
Finished goods	$963,036	$1,006,182	$919,623
Raw materials and merchandise components	84,879	54,065	102,881
Total inventories	$1,047,915	$1,060,247	$1,022,504

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.  Income Taxes

Our effective income tax rate increased to 24.1% for the third quarter of 2016 from a benefit of (56.8)% for the third quarter of 2015 primarily as a result of the Jos. A. Bank tradename impairment charge of $90.1 million in last year’s third quarter, which generated a book loss in our U.S. entities and significantly impacted our effective tax rate.  In addition, the effective tax rate for the third quarter of 2016 is impacted by lower U.S. income as compared to income earned in foreign jurisdictions, which have lower statutory tax rates.

Our effective income tax rate increased to 27.3% for the first nine months of 2016 from a benefit of (24.0)% for the first nine months of 2015 primarily due to the impact of the aforementioned Jos. A. Bank tradename impairment charge, which resulted in our effective tax rate being a benefit for the first nine months of 2015.  In addition, the effective tax rate for the first nine months of 2016 is impacted by lower U.S. income as compared to income earned in foreign jurisdictions, which have lower statutory tax rates.

Lastly, we are currently undergoing several federal, foreign and state audits which we are vigorously defending and currently do not believe should result in any material change to tax expense.

8.  Other Current Assets, Accrued Expenses and Other Current Liabilities and Deferred Taxes and Other Liabilities

Other current assets consist of the following (in thousands):

	October 29,	October 31,	January 30,
	2016	2015	2016
Prepaid expenses	$39,935	$42,824	$42,166
Tax receivable	4,697	69,830	85,153
Current deferred tax assets	—	38,736	—
Other	15,558	16,681	16,227
Total other current assets	$60,190	$168,071	$143,546

Accrued expenses and other current liabilities consist of the following (in thousands):

	October 29,	October 31,	January 30,
	2016	2015	2016
Accrued salary, bonus, sabbatical, vacation and other benefits	$70,631	$71,921	$75,373
Sales, value added, payroll, property and other taxes payable	36,021	35,486	27,505
Unredeemed gift certificates	34,693	34,477	40,884
Accrued workers compensation and medical costs	30,818	28,408	30,877
Customer deposits, prepayments and refunds payable	29,371	25,715	25,218
Accrued interest	25,884	27,207	16,282
Loyalty program reward certificates	10,704	8,181	9,215
Cash dividends declared	9,572	9,028	9,150
Accrued royalties	7,977	6,630	3,727
Lease termination and other store closure costs	6,442	92	—
Other	18,545	18,848	18,531
Total accrued expenses and other current liabilities	$280,658	$265,993	$256,762

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Deferred taxes and other liabilities consist of the following (in thousands):

	October 29,	October 31,	January 30,
	2016	2015	2016
Deferred and other income tax liabilities	$102,243	$275,213	$112,469
Deferred rent and landlord incentives	61,641	65,764	66,075
Unfavorable lease liabilities	5,394	9,129	8,279
Other	5,901	7,953	7,782
Total deferred taxes and other liabilities	$175,179	$358,059	$194,605

9.  Accumulated Other Comprehensive (Loss) Income

The following table summarizes the components of accumulated other comprehensive (loss) income for the nine months ended October 29, 2016 (in thousands and net of tax):

	Foreign
	Currency	Cash Flow	Pension
	Translation	Hedges	Plan	Total
BALANCE— January 30, 2016	$(26,659)	$(2,007)	$180	$(28,486)
Other comprehensive (loss) income before reclassifications	(18,246)	354	—	(17,892)
Amounts reclassified from accumulated other comprehensive loss	—	1,040	—	1,040
Net other comprehensive (loss) income	(18,246)	1,394	—	(16,852)
BALANCE— October 29, 2016	$(44,905)	$(613)	$180	$(45,338)

The following table summarizes the components of accumulated other comprehensive (loss) income for the nine months ended October 31, 2015 (in thousands and net of tax):

	Foreign
	Currency	Interest Rate	Pension
	Translation	Swap	Plan	Total
BALANCE— January 31, 2015	$(4,232)	$(1,665)	$226	$(5,671)
Other comprehensive income (loss) before reclassifications	(378)	(1,531)	—	(1,909)
Amounts reclassified from accumulated other comprehensive income	—	1,224	—	1,224
Net current-period other comprehensive loss	(378)	(307)	—	(685)
BALANCE— October 31, 2015	$(4,610)	$(1,972)	$226	$(6,356)

Amounts reclassified from other comprehensive (loss) income for the nine months ended October 29, 2016 and October 31, 2015, respectively, relate to changes in fair value for our interest rate swap, which is recorded within interest expense in the condensed consolidated statement of earnings (loss).

10.  Share-Based Compensation Plans

For a discussion of our share-based compensation plans refer to Note 13 in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.  In June 2016 our shareholders approved the Tailored Brands, Inc. 2016 Long-Term Incentive Plan (the “2016 LTIP”), which replaced our 2004 Long-Term Incentive Plan (the “2004 LTIP”).  Awards are no longer available for grant under the 2004 LTIP but outstanding awards under the 2004 LTIP remain in effect in accordance with the terms of the awards and the 2004 LTIP.  The number of shares of our common stock authorized for awards under the 2016 LTIP is 6.4 million, subject to adjustments.  Under the 2016 LTIP, 18,328 awards have been issued as of October 29, 2016.

We account for share-based awards in accordance with the authoritative guidance regarding share-based payments, which requires the compensation cost resulting from all share-based payment transactions be recognized in the financial

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

statements. The amount of compensation cost is measured based on the grant-date fair value of the instrument issued and is recognized over the vesting period.  Share-based compensation expense recognized for the three and nine months ended October 29, 2016 was $5.2 million and $14.0 million, respectively. Share-based compensation expense recognized for the three and nine months ended October 31, 2015 was $4.2 million and $12.6 million, respectively.

Non-Vested Deferred Stock Units, Performance Units and Restricted Stock

The following table summarizes the activity of time-based and performance-based awards for the nine months ended October 29, 2016:

			Weighted-Average
	Units		Grant-Date Fair Value
	Time-	Performance-	Time-	Performance-
	Based	Based	Based	Based
Non-Vested at January 30, 2016	478,106	168,656	$49.60	$47.87
Granted	830,002	258,168	16.68	17.43
Vested(1)	(216,936)	—	49.01	—
Forfeited	(24,426)	(59,943)	39.49	33.72
Non-Vested at October 29, 2016	1,066,746	366,881	$24.34	$28.76

(1)	Includes 71,896 shares relinquished for tax payments related to vested deferred stock units for the nine months ended October 29, 2016.

On April 3, 2013, our Board of Directors approved a change in the form of award agreements to be issued for grants of deferred stock units (“DSUs”).  As revised, the award agreements provide that dividend equivalents, if any, will be accrued during the vesting period for such DSU awards and paid out only upon vesting of the underlying DSUs.  As such, grants of DSU awards on or after April 3, 2013 earn dividends throughout the vesting period which are subject to the same vesting terms as the underlying share award.  Grants of DSUs generally vest over a period of three years.  DSU awards granted prior to April 3, 2013 are entitled to receive non-forfeitable dividend equivalents, if any, when and if paid to shareholders of record at the payment date.  Included in the non-vested time-based awards as of October 29, 2016 are 11,288 DSUs granted prior to April 3, 2013.

The  performance units granted in the first nine months of 2016 represent a contingent right to earn shares of common stock, subject to the achievement of a Company-specific performance target for fiscal 2016-2017. Assuming the performance target is achieved, 50% of the award will vest on the two year anniversary of the grant date and the remaining 50% of the award will vest on the three year anniversary of the grant date. Performance units that are unvested at the end of the performance period will lapse and be forfeited.  The performance units earn dividends throughout the vesting period that are subject to the same vesting terms as the underlying performance-based awards.

The following table summarizes the activity of restricted stock for the nine months ended October 29, 2016:

		Weighted- Average
	Shares	Grant-Date Fair Value
Non-Vested at January 30, 2016	33,157	$27.93
Granted	18,646	17.37
Vested	(6,951)	58.44
Forfeited	—	—
Non-Vested at October 29, 2016	44,852	$18.81

Restricted stock awards receive non-forfeitable dividends, if any, when and if paid to shareholders of record at the payment date.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of October 29, 2016, we have unrecognized compensation expense related to non-vested DSUs, performance units, and shares of restricted stock of approximately $24.6 million, which is expected to be recognized over a weighted-average period of 1.5 years.

Stock Options

The following table summarizes the activity of stock options for the nine months ended October 29, 2016:

		Weighted-
	Number of	Average
	Shares	Exercise Price
Outstanding at January 30, 2016	681,117	$39.65
Granted	593,509	17.43
Exercised	—	—
Forfeited	(3,051)	48.31
Expired	(1,525)	48.31
Outstanding at October 29, 2016	1,270,050	$29.23
Exercisable at October 29, 2016	450,630	$36.25

The weighted-average grant date fair value of the 593,509 stock options granted during the nine months ended October 29, 2016 was $5.18 per share.  The following table summarizes the weighted-average assumptions used to fair value stock options at the date of grant using the Black-Scholes option pricing model for the nine months ended October 29, 2016:

For the Nine Months Ended
October 29,
2016
Risk-free interest rates	1.22%
Expected lives	5.0 years
Dividend yield	4.13%
Expected volatility	47.95%

As of October 29, 2016, we have unrecognized compensation expense related to non-vested stock options of approximately $4.5 million, which is expected to be recognized over a weighted-average period of 1.4 years.

11.  Goodwill and Other Intangible Assets

Please refer to Note 3 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended January 30, 2016 for information on impairment charges recorded in fiscal 2015 related to goodwill and intangible assets for Jos. A. Bank.

Goodwill

Goodwill allocated to our reportable segments and changes in the net carrying amount of goodwill for the nine months ended October 29, 2016 are as follows (in thousands):

		Corporate
	Retail	Apparel	Total
Balance at January 30, 2016	$93,201	$25,385	$118,586
Translation adjustment	921	(3,481)	(2,560)
Balance at October 29, 2016	$94,122	$21,904	$116,026

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Goodwill is evaluated for impairment at least annually. A more frequent evaluation is performed if events or circumstances indicate that impairment could have occurred. Such events or circumstances could include, but are not limited to, new significant negative industry or economic trends, unanticipated changes in the competitive environment, decisions to significantly modify or dispose of operations and a significant sustained decline in the market price of our stock. No impairment evaluation was considered necessary during the first nine months ended October 29, 2016.

Intangible Assets

The gross carrying amount and accumulated amortization of our identifiable intangible assets are as follows (in thousands):

	October 29,	October 31,	January 30,
	2016	2015	2016
Amortizable intangible assets:
Carrying amount:
Trademarks and tradenames	$15,897	$16,516	$16,292
Favorable leases	14,381	24,118	14,675
Customer relationships	24,750	85,515	29,129
Total carrying amount	55,028	126,149	60,096
Accumulated amortization:
Trademarks and tradenames	(9,930)	(9,679)	(9,728)
Favorable leases	(4,045)	(4,025)	(2,739)
Customer relationships	(12,891)	(24,507)	(13,459)
Total accumulated amortization	(26,866)	(38,211)	(25,926)
Total amortizable intangible assets, net	28,162	87,938	34,170
Indefinite-lived intangible assets:
Trademarks and tradename, net	144,175	480,233	144,340
Total intangible assets, net	$172,337	$568,171	$178,510

Pre-tax amortization expense associated with intangible assets subject to amortization totaled $1.2 million and $3.7 million for the three and nine months ended October 29, 2016. Pre-tax amortization expense associated with intangible assets subject to amortization totaled $3.4 million and $10.5 million for the three and nine months ended October 31, 2015, respectively.  Pre-tax amortization associated with intangible assets subject to amortization at October 29, 2016 is estimated to be $1.2 million for the remainder of fiscal 2016, $4.2 million for fiscal 2017, $4.0 million for fiscal 2018, $3.8 million for fiscal 2019 and $3.6 million for fiscal 2020.

In the third quarter of 2015, we concluded that a triggering event occurred that required an interim impairment test for the Jos. A. Bank tradename.  The fair value of the Jos. A. Bank tradename was estimated using a relief from royalty method, which calculated the present value of savings resulting from the right to sell products without having to pay a royalty fee.  Critical assumptions that were used in this method included future sales projections, an estimated royalty rate and a discount rate.  Based on this analysis, during the third quarter of 2015, we concluded that the Jos. A. Bank tradename was impaired and recorded a non-cash impairment charge of $90.1 million, which is included as a separate line in the condensed statement of earnings (loss), and relates to our retail segment.

12.  Derivative Financial Instruments

As discussed in Note 4, in January 2015, we entered into an interest rate swap agreement on a notional amount of $520.0 million that matures in August 2018 with periodic interest settlements.  At October 29, 2016, the notional amount totaled $390.0 million. Under this interest rate swap agreement, we receive a floating rate based on 3-month LIBOR and pay a fixed rate of 5.03% (including the applicable margin of 3.50%) on the outstanding notional amount. We have designated the interest rate swap as a cash flow hedge of the variability of interest payments under the Term Loan due to changes in the LIBOR benchmark interest rate.  At October 29, 2016, the fair value of the interest rate swap was a liability of $1.9 million with $1.6 million recorded in accrued expenses and other current liabilities and $0.3 million in other liabilities in

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

our condensed consolidated balance sheet.  The effective portion of the swap is reported as a component of accumulated other comprehensive (loss) income.  There was no hedge ineffectiveness at October 29, 2016.  Changes in fair value are reclassified from accumulated other comprehensive (loss) income into earnings in the same period that the hedged item affects earnings.

Over the next 12 months, $1.6 million of the effective portion of the interest rate swap is expected to be reclassified from accumulated other comprehensive (loss) income into earnings.  If, at any time, the interest rate swap is determined to be ineffective, in whole or in part, due to changes in the interest rate swap or underlying debt agreements, the fair value of the portion of the interest rate swap determined to be ineffective will be recognized as a gain or loss in the statement of earnings for the applicable period.

Furthermore, as a result of recent exchange rate fluctuations in Europe, we have entered into derivative instruments to hedge our foreign exchange risk, specifically related to the British pound and Euro.  We have designated these instruments as cash flow hedges of the variability in exchange rates for those foreign currencies.  At October 29, 2016, the fair value of these cash flow hedges was a liability of $0.6 million recorded in accrued expenses and other current liabilities in our consolidated balance sheet.  The effective portion of the hedges is reported as a component of accumulated other comprehensive (loss) income.  There was no hedge ineffectiveness at October 29, 2016.  Changes in fair value are reclassified from accumulated other comprehensive (loss) income into earnings in the same period that the hedged item affects earnings. Over the next 12 months, $0.3 million of the effective portion of the cash flow hedges is expected to be reclassified from accumulated other comprehensive (loss) income into earnings.

In addition, we are exposed to market risk associated with foreign currency exchange rate fluctuations as a result of our direct sourcing programs and our operations in foreign countries.  As a result, from time to time, we may enter into derivative instruments to hedge our foreign exchange risk.  We have not elected to apply hedge accounting to these derivative instruments.  At October 29, 2016, the fair value of our derivative instruments was an asset of $0.8 million included in other current assets in our consolidated balance sheet.

For the three and nine months ended October 29, 2016, we recognized net pre-tax gains of $0.4 million and $2.3 million, respectively, in cost of sales in the condensed consolidated statement of earnings (loss) for our derivative financial instruments not designated as cash flow hedges.  For the three and nine months ended October 31, 2015, we recognized a net pre-tax gain of $0.4 million and a net pre-tax loss of $1.0 million, respectively, in cost of sales in the condensed consolidated statement of earnings (loss) for our derivative financial instruments not designated as cash flow hedges.

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

TAILORED BRANDS, INC. AND SUBSIDIARIES

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

During the nine months ended October 29, 2016, we incurred $2.1 million of asset impairment charges, which is included within SG&A expenses in our condensed consolidated statement of earnings (loss), primarily related to store locations to be closed and underperforming stores.  We estimated the fair value of the long-lived assets based on an income approach using projected future cash flows discounted using a weighted-average cost of capital analysis that reflects current market conditions, which we classify as Level 3 within the fair value hierarchy.

In addition, during the nine months October 29, 2016, we recorded a $2.2 million impairment charge related to a long-lived asset reclassified as held for sale, which is included within SG&A expenses in our condensed consolidated statement of earnings (loss).  We estimated the fair value of the asset held for sale using market values for similar assets which would fall within Level 2 of the fair value hierarchy.

During the third quarter of 2015, we recorded an impairment charge related to our Jos. A. Bank tradename totaling $90.1 million.  The fair value of the Jos. A. Bank tradename was based on our own judgments about the assumptions that market participants would use in pricing the asset, which we classified as Level 3 within the fair value hierarchy.

Fair Value of Financial Instruments

Our financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses and other current liabilities and long-term debt.  Management estimates that, as of October 29, 2016, October 31, 2015, and January 30, 2016, the carrying value of cash, accounts receivable, accounts payable and accrued expenses and other current liabilities approximated their fair value due to the highly liquid or short-term nature of these instruments.

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

	October 29, 2016		October 31, 2015		January 30, 2016
	Carrying	Estimated	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
Long-term debt, including current portion	$1,595,873	$1,556,661	$1,656,206	$1,711,104	$1,655,924	$1,410,651

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

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The retail segment includes the results from our four retail merchandising brands: Men’s Wearhouse/Men’s Wearhouse and Tux, Jos. A. Bank, Moores Clothing for Men (“Moores”) and K&G.  These four brands are operating segments that have been aggregated into the retail reportable segment.  MW Cleaners is also aggregated in the retail segment as these operations have not had a significant effect on our revenues or expenses.  Specialty apparel merchandise offered by our four retail merchandising concepts include suits, suit separates, sport coats, slacks, business casual, sportswear, outerwear, dress and casual shirts, shoes and accessories for men. Ladies’ career apparel, sportswear and accessories, including shoes, as well as children’s apparel are also offered at most of our K&G stores.  Tuxedo and suit rentals are offered at our Men’s Wearhouse/Men’s Wearhouse and Tux, Jos. A. Bank and Moores retail stores and our tuxedo shops within Macy’s stores.

The corporate apparel segment includes the results from our corporate apparel and uniform operations conducted by Twin Hill in the U.S. and Dimensions, Alexandra, and Yaffy in the United Kingdom (“UK”), which provide clothing uniforms and workwear to workforces.  The Twin Hill and UK operations constitute one operating segment.

We measure segment profitability based on operating income, defined as income before interest expense, interest income, gain (loss) on extinguishment of debt, net and income taxes, before shared service expenses. Shared service expenses include costs incurred and directed primarily by our corporate offices that are not allocated to segments.

Additional net sales information is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net sales:
MW(1)	$461,806	$465,396	$1,386,347	$1,391,782
Jos. A. Bank	165,992	198,936	530,482	636,704
K&G	70,874	72,733	252,007	257,448
Moores	56,520	55,862	166,203	173,281
MW Cleaners	8,497	8,460	25,073	25,356
Total retail segment	763,689	801,387	2,360,112	2,484,571
Total corporate apparel segment	83,245	64,059	225,328	186,038
Total net sales	$846,934	$865,446	$2,585,440	$2,670,609

(1)	MW includes Men’s Wearhouse, Men’s Wearhouse and Tux, Joseph Abboud and tuxedo shops within Macy’s.

The following table sets forth supplemental products and services sales information for the Company (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net sales:
Men's tailored clothing product	$326,741	$351,269	$1,025,495	$1,109,665
Men's non-tailored clothing product	230,146	245,250	718,233	756,699
Ladies' clothing product	15,626	16,228	55,940	56,827
Other	2,533	3,127	6,992	8,735
Total retail clothing product	575,046	615,874	1,806,660	1,931,926
Rental services	138,724	132,443	403,564	392,621
Alteration services	41,422	44,610	124,815	134,668
Retail dry cleaning services	8,497	8,460	25,073	25,356
Total alteration and other services	49,919	53,070	149,888	160,024
Corporate apparel clothing product	83,245	64,059	225,328	186,038
Total net sales	$846,934	$865,446	$2,585,440	$2,670,609

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Operating income (loss) by reportable segment, shared service expense, and the reconciliation to earnings (loss) before income taxes is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Operating income (loss):
Retail	$97,629	$512	$278,732	$233,143
Corporate apparel	10,314	2,623	24,288	6,429
Shared service expense	(46,887)	(39,536)	(151,338)	(122,561)
Operating income	61,056	(36,401)	151,682	117,011
Interest income	52	50	102	140
Interest expense	(25,476)	(26,457)	(77,853)	(79,475)
Gain (loss) on extinguishment of debt, net	1,808	—	1,737	(12,675)
Earnings (loss) before income taxes	$37,440	$(62,808)	$75,668	$25,001

As a result of our revised segment presentation, total assets for our reportable segments have changed. There were no changes to consolidated total assets. Total assets by reportable segment are as follows (in thousands):

	October 29,	October 31,	January 30,
	2016	2015	2016
Segment assets:
Retail	$1,719,572	$2,802,991	$1,705,728
Corporate apparel	196,085	216,920	211,820
Shared services(1)	259,472	492,468	326,771
Total assets	$2,175,129	$3,512,379	$2,244,319

(1)	Shared service assets consist primarily of cash and cash equivalents, assets related to our distribution network and tax-related assets.

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

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tailored Brands, Inc.

Condensed Consolidating Balance Sheet

October 29, 2016

(in thousands)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$5,435	$1,984	$27,529	$—	$34,948
Accounts receivable, net	7,373	17,112	455,368	31,140	(439,095)	71,898
Inventories	—	253,482	459,159	335,274	—	1,047,915
Other current assets	7,102	22,155	42,995	6,963	(19,025)	60,190
Total current assets	14,475	298,184	959,506	400,906	(458,120)	1,214,951
Property and equipment, net	—	249,797	217,156	34,438	—	501,391
Rental product, net	—	139,386	3,677	17,038	—	160,101
Goodwill	—	6,160	68,510	41,356	—	116,026
Intangible assets, net	—	105	157,788	14,444	—	172,337
Investments in subsidiaries	(67,257)	1,375,395	—	—	(1,308,138)	—
Other assets	3,257	6,004	939	7,623	(7,500)	10,323
Total assets	$(49,525)	$2,075,031	$1,407,576	$515,805	$(1,773,758)	$2,175,129
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$16,216	$337,499	$99,597	$185,982	$(439,095)	$200,199
Accrued expenses and other current liabilities	9,617	143,023	105,446	42,514	(19,025)	281,575
Current portion of long-term debt	—	7,000	—	—	—	7,000
Total current liabilities	25,833	487,522	205,043	228,496	(458,120)	488,774
Long-term debt, net	—	1,588,873	—	—	—	1,588,873
Deferred taxes and other liabilities	2,339	65,893	104,512	9,935	(7,500)	175,179
Shareholders' (deficit) equity	(77,697)	(67,257)	1,098,021	277,374	(1,308,138)	(77,697)
Total liabilities and shareholders' (deficit) equity	$(49,525)	$2,075,031	$1,407,576	$515,805	$(1,773,758)	$2,175,129

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tailored Brands, Inc.

Condensed Consolidating Balance Sheet

October 31, 2015

(in thousands)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$771	$2,128	$50,755	$—	$53,654
Accounts receivable, net	5,766	13,382	356,111	33,203	(341,560)	66,902
Inventories	—	252,520	652,080	155,647	—	1,060,247
Other current assets	15,727	49,061	95,210	8,073	—	168,071
Total current assets	21,493	315,734	1,105,529	247,678	(341,560)	1,348,874
Property and equipment, net	—	272,192	236,624	39,665	—	548,481
Rental product, net	—	121,983	7,150	18,211	—	147,344
Goodwill	—	6,159	837,532	47,300	—	890,991
Intangible assets, net	—	213	546,937	21,021	—	568,171
Investments in subsidiaries	983,834	2,570,579	—	—	(3,554,413)	—
Other assets	13,353	24,616	3,850	8,831	(42,132)	8,518
Total assets	$1,018,680	$3,311,476	$2,737,622	$382,706	$(3,938,105)	$3,512,379
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,891	$393,176	$116,028	$46,985	$(341,560)	$233,520
Accrued expenses and other current liabilities	9,592	142,648	105,170	21,801	—	279,211
Current portion of long-term debt	—	7,000	—	—	—	7,000
Total current liabilities	28,483	542,824	221,198	68,786	(341,560)	519,731
Long-term debt, net	—	1,649,206	—	33,432	(33,432)	1,649,206
Deferred taxes and other liabilities	4,814	135,612	215,092	11,241	(8,700)	358,059
Shareholders' equity	985,383	983,834	2,301,332	269,247	(3,554,413)	985,383
Total liabilities and shareholders' equity	$1,018,680	$3,311,476	$2,737,622	$382,706	$(3,938,105)	$3,512,379

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tailored Brands, Inc.

Condensed Consolidating Balance Sheet

January 30, 2016

(in thousands)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$724	$2,243	$27,013	$—	$29,980
Accounts receivable, net	—	23,067	392,944	29,845	(381,966)	63,890
Inventories	—	253,472	630,407	138,625	—	1,022,504
Other current assets	19,037	79,964	36,308	8,237	—	143,546
Total current assets	19,037	357,227	1,061,902	203,720	(381,966)	1,259,920
Property and equipment, net	—	254,335	230,209	37,280	—	521,824
Rental product, net	—	124,468	16,224	16,768	—	157,460
Goodwill	—	6,160	68,510	43,916	—	118,586
Intangible assets, net	—	186	159,530	18,794	—	178,510
Investments in subsidiaries	(109,188)	1,439,187	-	-	(1,329,999)	—
Other assets	—	6,914	992	8,513	(8,400)	8,019
Total assets	$(90,151)	$2,188,477	$1,537,367	$328,991	$(1,720,365)	$2,244,319
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$419,187	$153,717	$46,176	$(381,966)	$237,114
Accrued expenses and other current liabilities	7,602	154,014	75,676	19,470	—	256,762
Current portion of long-term debt	—	42,451	-	—	—	42,451
Total current liabilities	7,602	615,652	229,393	65,646	(381,966)	536,327
Long-term debt, net	—	1,613,473	-	—	—	1,613,473
Deferred taxes and other liabilities	2,333	68,540	121,531	10,601	(8,400)	194,605
Shareholders' (deficit) equity	(100,086)	(109,188)	1,186,443	252,744	(1,329,999)	(100,086)
Total liabilities and shareholders' (deficit) equity	$(90,151)	$2,188,477	$1,537,367	$328,991	$(1,720,365)	$2,244,319

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tailored Brands, Inc.

Condensed Consolidating Statement of Earnings (Loss)

(in thousands)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Three Months Ended October 29, 2016
Net sales	$—	$460,432	$466,476	$105,474	$(185,448)	$846,934
Cost of sales	—	230,110	361,117	63,949	(185,448)	469,728
Gross margin	—	230,322	105,359	41,525	—	377,206
Operating expenses	974	146,398	153,439	29,662	(14,323)	316,150
Operating (loss) income	(974)	83,924	(48,080)	11,863	14,323	61,056
Other income and expenses, net	—	—	14,323	—	(14,323)	—
Interest income	—	60	517	49	(574)	52
Interest expense	(8)	(25,890)	—	(152)	574	(25,476)
Gain on extinguishment of debt, net	—	1,808	—	—	—	1,808
(Loss) earnings before income taxes	(982)	59,902	(33,240)	11,760	—	37,440
(Benefit) provision for income taxes	(247)	14,763	(8,119)	2,610	—	9,007
(Loss) earnings before equity in net income of subsidiaries	(735)	45,139	(25,121)	9,150	—	28,433
Equity in earnings of subsidiaries	29,168	(15,971)	—	—	(13,197)	—
Net earnings (loss)	$28,433	$29,168	$(25,121)	$9,150	$(13,197)	$28,433
Comprehensive income (loss)	$14,306	$30,116	$(25,121)	$(5,925)	$930	$14,306

Three Months Ended October 31, 2015
Net sales	$—	$464,380	$448,712	$109,306	$(156,952)	$865,446
Cost of sales	—	241,412	340,652	67,343	(156,952)	492,455
Gross margin	—	222,968	108,060	41,963	—	372,991
Operating expenses	783	182,912	200,671	29,487	(4,461)	409,392
Operating (loss) income	(783)	40,056	(92,611)	12,476	4,461	(36,401)
Other income and expenses, net	—	4,461	—	—	(4,461)	—
Interest income	—	682	1,003	40	(1,675)	50
Interest expense	—	(27,278)	(579)	(275)	1,675	(26,457)
(Loss) earnings before income taxes	(783)	17,921	(92,187)	12,241	—	(62,808)
(Benefit) provision for income taxes	(254)	5,654	(41,735)	681	—	(35,654)
(Loss) earnings before equity in net income of subsidiaries	(529)	12,267	(50,452)	11,560	—	(27,154)
Equity in earnings of subsidiaries	(26,625)	(38,892)	—	—	65,517	—
Net (loss) earnings	$(27,154)	$(26,625)	$(50,452)	$11,560	$65,517	$(27,154)
Comprehensive (loss) income	$(29,400)	$(26,847)	$(50,452)	$9,536	$67,763	$(29,400)

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tailored Brands, Inc.

Condensed Consolidating Statement of Earnings (Loss)

(in thousands)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Nine Months Ended October 29, 2016
Net sales	$—	$1,382,515	$1,300,852	$315,060	$(412,987)	$2,585,440
Cost of sales	—	676,761	992,265	190,050	(412,987)	1,446,089
Gross margin	—	705,754	308,587	125,010	—	1,139,351
Operating expenses	2,554	452,661	486,419	88,958	(42,923)	987,669
Operating (loss) income	(2,554)	253,093	(177,832)	36,052	42,923	151,682
Other income and expenses, net	—	—	42,923	—	(42,923)	—
Interest income	2	70	1,393	89	(1,452)	102
Interest expense	(13)	(78,932)	—	(360)	1,452	(77,853)
Gain on extinguishment of debt, net	—	1,737	—	—	—	1,737
(Loss) earnings before income taxes	(2,565)	175,968	(133,516)	35,781	—	75,668
(Benefit) provision for income taxes	(671)	46,915	(34,900)	9,279	—	20,623
(Loss) earnings before equity in net income of subsidiaries	(1,894)	129,053	(98,616)	26,502	—	55,045
Equity in earnings of subsidiaries	56,939	(72,114)	—	—	15,175	—
Net earnings (loss)	$55,045	$56,939	$(98,616)	$26,502	$15,175	$55,045
Comprehensive income (loss)	$38,193	$58,333	$(98,616)	$8,256	$32,027	$38,193

Nine Months Ended October 31, 2015
Net sales	$—	$1,388,910	$1,369,352	$328,755	$(416,408)	$2,670,609
Cost of sales	—	701,191	1,010,107	202,495	(416,408)	1,497,385
Gross margin	—	687,719	359,245	126,260	—	1,173,224
Operating expenses	2,138	470,716	505,267	90,649	(12,557)	1,056,213
Operating (loss) income	(2,138)	217,003	(146,022)	35,611	12,557	117,011
Other income and expenses, net	—	11,543	1,014	—	(12,557)	—
Interest income	—	1,831	2,672	103	(4,466)	140
Interest expense	—	(81,579)	(1,535)	(827)	4,466	(79,475)
Loss on extinguishment of debt, net	—	(12,675)	—	—	—	(12,675)
(Loss) earnings before income taxes	(2,138)	136,123	(143,871)	34,887	—	25,001
(Benefit) provision for income taxes	(706)	44,778	(58,691)	8,626	—	(5,993)
(Loss) earnings before equity in net income of subsidiaries	(1,432)	91,345	(85,180)	26,261	—	30,994
Equity in earnings of subsidiaries	32,426	(58,919)	—	—	26,493	—
Net earnings (loss)	30,994	32,426	(85,180)	26,261	26,493	30,994
Comprehensive income (loss)	$30,309	$32,119	$(85,180)	$25,883	$27,178	$30,309

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tailored Brands, Inc.

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended October 29, 2016

(in thousands)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$26,245	$156,148	$36,198	$(15,269)	$(26,438)	$176,884

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(40,273)	(37,055)	(3,222)	—	(80,550)
Intercompany activities	—	(19,025)	—	—	19,025	—
Proceeds from sale of property and equipment	—	—	598	7	—	605
Net cash used in investing activities	—	(59,298)	(36,457)	(3,215)	19,025	(79,945)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on term loan	—	(40,701)	—	—	—	(40,701)
Proceeds from asset-based revolving credit facility	—	517,500	—	3,050	—	520,550
Payments on asset-based revolving credit facility	—	(517,500)	—	(3,050)	—	(520,550)
Repurchase and retirement of senior notes	—	(25,000)	—	—	—	(25,000)
Intercompany activities	—	(26,438)	—	19,025	7,413	—
Cash dividends paid	(26,438)	—	—	—	—	(26,438)
Proceeds from issuance of common stock	1,451	—	—	—	—	1,451
Tax payments related to vested deferred stock units	(1,258)	—	—	—	—	(1,258)
Net cash (used in) provided by financing activities	(26,245)	(92,139)	—	19,025	7,413	(91,946)
Effect of exchange rate changes	—	—	—	(25)	—	(25)
Increase (decrease) in cash and cash equivalents	—	4,711	(259)	516	—	4,968
Cash and cash equivalents at beginning of period	—	724	2,243	27,013	—	29,980
Cash and cash equivalents at end of period	$—	$5,435	$1,984	$27,529	$—	$34,948

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tailored Brands, Inc.

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended October 31, 2015

(in thousands)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$27,680	$55,665	$35,437	$19,723	$(26,269)	$112,236

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(39,657)	(38,347)	(8,402)	—	(86,406)
Proceeds from sale of property and equipment	—	2,586	27	—	—	2,613
Net cash used in investing activities	—	(37,071)	(38,320)	(8,402)	—	(83,793)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on term loan	—	(6,250)	—	—	—	(6,250)
Proceeds from asset-based revolving credit facility	—	5,500	—	—	—	5,500
Payments on asset-based revolving credit facility	—	(5,500)	—	—	—	(5,500)
Deferred financing costs	—	(3,566)	—	—	—	(3,566)
Intercompany activities	—	(26,269)	—	—	26,269	—
Cash dividends paid	(26,269)	—	—	—	—	(26,269)
Proceeds from issuance of common stock	2,454	—	—	—	—	2,454
Tax payments related to vested deferred stock units	(4,538)	—	—	—	—	(4,538)
Excess tax benefits from share-based plans	950	—	154	—	—	1,104
Repurchases of common stock	(277)	—	—	—	—	(277)
Net cash (used in) provided by financing activities	(27,680)	(36,085)	154	—	26,269	(37,342)
Effect of exchange rate changes	—	—	—	292	—	292
(Decrease) increase in cash and cash equivalents	—	(17,491)	(2,729)	11,613	—	(8,607)
Cash and cash equivalents at beginning of period	—	18,262	4,857	39,142	—	62,261
Cash and cash equivalents at end of period	$—	$771	$2,128	$50,755	$—	$53,654

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

Executive Overview

Background

We are the largest specialty retailer of men’s suits and the largest provider of apparel rental product in the U.S. and Canada with 1,710 stores including tuxedo shops within Macy’s stores.  Our operations are conducted in two reportable segments, retail and corporate apparel, based on the way we manage, evaluate and internally report our business activities.  Refer to Note 14 of Notes to Condensed Consolidated Financial Statements and the discussion included in “Results of Operations” below for additional information and disclosures regarding our reporting segments.

We conduct our retail segment as a specialty apparel retailer offering suits, suit separates, sport coats, slacks, business casual, sportswear, outerwear, dress and casual shirts, shoes and accessories, primarily for men.  We offer our products and services through multiple brands including The Men’s Wearhouse/Men’s Wearhouse and Tux (“Men’s Wearhouse”), Jos. A. Bank, Moores Clothing for Men (“Moores”), K&G and Joseph Abboud and through multiple channels including physical stores, online at www.menswearhouse.com, www.josbank.com and www.josephabboud.com, and our call center.  Our stores are located throughout the United States (“U.S.”), Puerto Rico and Canada and carry a wide selection of exclusive and non-exclusive merchandise brands.  Tuxedo and suit rentals are offered at our Men’s Wearhouse, Jos. A. Bank and Moores retail stores and our tuxedo shops within Macy’s stores.  In addition, we offer our customers alteration services and most of our K&G stores offer ladies’ career apparel, sportswear, accessories and shoes and children’s apparel.  We also conduct retail dry cleaning, laundry and heirlooming operations through MW Cleaners in Texas.

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

Third Quarter Discussion

Our improved profitability this quarter reflects solid progress on our cost reduction initiatives as we continue to navigate the turnaround of Jos. A. Bank and a choppy retail environment.

Men’s Wearhouse’s 0.1% comparable sales increase reflects the softening traffic trend we initially saw after Father’s Day, which has continued.  While the retail environment remains challenging, we have experienced positive response to premium clothing, custom clothing and performance wear, including the recently launched Kenneth Cole performance wear offering.  We plan to drive greater awareness of these innovative offerings and view them as significant growth drivers in 2017.  In addition, we continued to strengthen our omnichannel capabilities during the third quarter, which we believe will help drive additional traffic as we make it easy for customers to shop with us both online and in-store.

Our Jos. A. Bank turnaround is gaining traction.  Jos. A. Bank’s comparable sales decline of 9.8%  in the third quarter was better than expected, particularly since we were up against last year’s final “Buy-One-Get-Three Free” event in October.  While there is still work to be done, we are encouraged by the healthier trends we are seeing at Jos. A. Bank that reflect our investments in elevating the brand and customer experience through marketing, merchandising and a more engaging sales experience.

We are on track to achieve our targeted $50 million of cost savings for fiscal 2016.  In addition, we continue to make progress on our store base rationalization initiative.  During the third quarter, we closed 83 stores, including 74 Men’s Wearhouse and Tux stores, bringing our total year-to-date closures to 187 stores.  We expect to close approximately 63 stores in the fourth quarter of fiscal 2016 for a total of approximately 250 store closures during fiscal 2016.

Key operating metrics for the quarter ended October 29, 2016 include:

•	Net sales decrease of 2.1%
•	Comparable sales increased 0.1% at Men’s Wearhouse while comparable sales decreased at Jos. A. Bank, Moores and K&G by 9.8%, 0.4% and 3.0%, respectively.
•

Operating income increased to $61.1 million compared to an operating loss of $36.4 million in the third quarter of fiscal 2015.  Results for the third quarter of fiscal 2015 included a pre-tax, non-cash tradename impairment charge for Jos. A. Bank of $90.1 million.

•	Diluted earnings per share of $0.58 compared to diluted loss per share of $0.56 in the third quarter of fiscal 2015.

Key liquidity metrics for the nine months ended October 29, 2016 include:

•	Cash provided by operating activities was $176.9 million for the first nine months of fiscal 2016 compared to $112.2 million for the first nine months of fiscal 2015.
•	Capital expenditures were $80.6 million for the first nine months of fiscal 2016 compared to $86.4 million for the first nine months of fiscal 2015.
•	We repaid $40.7 million on our term loan, repurchased and retired $25.0 million of senior notes and had no borrowings outstanding on our revolving credit facility as of October 29, 2016.
•	Dividends paid totaled $26.4 million for the nine months ended October 29, 2016.

Items Affecting Comparability of Results

The comparability of our results has been impacted by certain items, including restructuring and other costs consisting of costs related to our profit improvement and store rationalization programs and integration costs for Jos. A. Bank.  A summary of the effect of these items on pretax income for each applicable period is presented below (dollars in millions):

	For the Quarter Ended		For the Nine Months Ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
Tradename impairment charge	$—	$90.1	$—	$90.1
Restructuring and other charges (1)	10.9	—	59.1	—
Integration costs related to Jos. A. Bank(2)	1.4	5.0	7.1	15.9
Purchase accounting adjustment for the step up of Jos. A. Bank inventory	—	—	—	0.8
Other purchase accounting related charges	—	2.2	(0.6)	7.0
(Gain) loss on extinguishment of debt, net	(1.8)	—	(1.7)	12.7
Separation costs with a former executive	—	—	—	3.7
Other	—	0.1	2.6	0.1
Total (3)	$10.5	$97.4	$66.5	$130.3

(1)	See Note 2 to the condensed consolidated financial statements for additional information on restructuring and other costs.
(2)

For the quarters ended October 29, 2016 and October 31, 2015, integration costs related to Jos. A. Bank included $0.1 million and $0.5 million of severance costs, respectively.  For the nine months ended October 29, 2016 and October 31, 2015, integration costs related to Jos. A. Bank included $2.0 million and $5.9 million of severance and employee-related costs, respectively.

(3)

For the quarter ended October 29, 2016, includes $13.3 million within selling, general and administrative expenses (“SG&A”) offset by a $1.0 million reduction in cost of sales and a $1.8 million gain on extinguishment of debt, net.

For the quarter ended October 31, 2015, includes $90.1 million for a tradename impairment charge and $7.4 million within SG&A offset by a $0.1 reduction in cost of sales.  For the nine months ended October 29, 2016, includes $69.9 million within SG&A offset by a $1.7 million reduction in cost of sales and a $1.7 million gain on extinguishment of debt, net. For the nine months ended October 31, 2015, includes $90.1 million for the tradename impairment charge, $25.5 million included in SG&A, $2.0 million in cost of sales and a $12.7 million loss on extinguishment of debt.  Tradename impairment charge and gain (loss) on extinguishment of debt, net amounts are shown as separate lines in the condensed consolidated statement of earnings (loss).

Store Data

The following table presents information with respect to retail apparel stores and tuxedo shops within Macy’s stores in operation during each of the respective fiscal periods:

	For the Three Months Ended		For the Nine Months Ended		For the Year Ended
	October 29,	October 31,	October 29,	October 31,	January 30,
	2016	2015	2016	2015	2016

Open at beginning of period:	1,767	1,754	1,724	1,758	1,758
Opened (1)(2)	26	18	173	32	42
Closed	(83)	(24)	(187)	(42)	(76)
Open at end of the period	1,710	1,748	1,710	1,748	1,724

Men’s Wearhouse(2)	713	709	713	709	714
Men’s Wearhouse and Tux	61	183	61	183	160
Tuxedo shops @ Macy’s	170	12	170	12	12
Jos. A. Bank(3)	550	633	550	633	625
Moores	126	123	126	123	124
K&G	90	88	90	88	89
	1,710	1,748	1,710	1,748	1,724

(1)	Includes 158 tuxedo shops within Macy’s stores opened in 2016.
(2)	Includes one Joseph Abboud store opened in 2015.
(3)	Excludes franchise stores.

During the third quarter of 2016, we opened 26 stores/tuxedo shops (20 tuxedo shops within Macy’s stores, four Men’s Wearhouse stores, one Jos. A. Bank store and one K&G store).  We closed 83 stores (74 Men’s Wearhouse and Tux stores, eight Jos. A. Bank stores and one Men’s Wearhouse store).

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

Results of Operations

For the Three Months Ended October 29, 2016 Compared to the Three Months Ended October 31, 2015

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	For the Three Months Ended(1)
	October 29,	October 31,
	2016	2015
Net sales:
Retail clothing product	67.9%	71.2%
Rental services	16.4	15.3
Alteration and other services	5.9	6.1
Total retail sales	90.2	92.6
Corporate apparel clothing product	9.8	7.4
Total net sales	100.0%	100.0%
Cost of sales(2):
Retail clothing product	43.1	44.5
Rental services	16.5	16.2
Alteration and other services	67.2	68.3
Occupancy costs	14.3	14.3
Total retail cost of sales	54.1	55.7
Corporate apparel clothing product	67.7	71.5
Total cost of sales	55.5	56.9
Gross margin(2):
Retail clothing product	56.9	55.5
Rental services	83.5	83.8
Alteration and other services	32.8	31.7
Occupancy costs	(14.3)	(14.3)
Total retail gross margin	45.9	44.3
Corporate apparel clothing product	32.3	28.5
Total gross margin	44.5	43.1
Advertising expense	5.4	5.5
Selling, general and administrative expenses	31.9	31.3
Tradename impairment charge	—	10.4
Operating income (loss)	7.2	(4.2)
Interest income	0.0	0.0
Interest expense	(3.0)	(3.1)
Gain on extinguishment of debt, net	0.2	—
Earnings (loss) before income taxes	4.4	(7.3)
Provision (benefit) for income taxes	1.1	(4.1)
Net earnings (loss)	3.4%	(3.1)%

(1)	Percentage line items may not sum to totals due to the effect of rounding.
(2)	Calculated as a percentage of related sales.

Net Sales

Total net sales decreased $18.5 million, or 2.1%, to $846.9 million for the third quarter of 2016 as compared to the third quarter of 2015.

Total retail sales decreased $37.7 million, or 4.7%, to $763.7 million for the third quarter of 2016 as compared to the third quarter of 2015 primarily due to a $40.8 million decrease in clothing product revenues primarily at our Jos. A. Bank brand and a $3.2 million decrease in alteration and other services revenues, partially offset by a $6.3 million increase in rental service revenues.  The net decrease is attributable to the following:

(in millions)	Amount Attributed to
$0.5	0.1% increase in comparable sales at Men's Wearhouse.
(16.6)	9.8% decrease in comparable sales at Jos. A. Bank.
(2.1)	3.0% decrease in comparable sales at K&G.
(0.2)	0.4% decrease in comparable sales at Moores(1).
(15.2)	Decrease in non-comparable sales (primarily due to closed stores).
0.3	Increase in net sales resulting from change in U.S./Canadian dollar exchange rate.
(4.4)	Other (primarily decrease in alteration revenues).
$(37.7)	Decrease in total retail sales.

(1)	Comparable sales percentages for Moores are calculated using Canadian dollars.

Comparable sales exclude the net sales of a store for any month of one period if the store was not owned or open throughout the same month of the prior period and include e-commerce net sales.  We operate our business using an omnichannel approach and do not differentiate e-commerce sales from our other channels.

The slight increase at Men’s Wearhouse resulted primarily from higher rental services revenue while comparable sales for clothing decreased primarily due to decreases in average transactions per store and units sold per transaction partially offset by increased average unit retails (net selling prices).  The decrease at Jos. A. Bank resulted primarily from decreased average transactions per store and decreased average unit retails partially offset by higher units per transaction and higher rental services revenue. The decrease at K&G resulted from lower average transactions per store partially offset by an increase in average unit retails and units sold per transaction. The decrease at Moores resulted from decreased average transactions per store partially offset by increased average unit retails with units sold per transaction essentially flat.  At Men’s Wearhouse, rental service comparable sales increased 4.9% due to an increase in rental rates partially offset by a decrease in unit rentals.

Total corporate apparel clothing product sales increased $19.2 million for the third quarter of 2016 as compared to the third quarter of 2015 primarily due to the impact of a large new uniform program.  The rollout of the new uniform program commenced in June 2016, was completed during the third quarter of 2016 and has now transitioned to a standard replenishment phase. The increase in corporate apparel sales was partially offset by the impact of a weaker British pound this year compared to last year.

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

Our total gross margin increased $4.2 million, or 1.1%, to $377.2 million in the third quarter of 2016 as compared to the third quarter of 2015.  Total retail segment gross margin decreased $4.4 million, or 1.2%, from the same prior year quarter to $350.3 million in the third quarter of 2016 primarily due to lower sales at Jos. A. Bank.

For the retail segment, total gross margin as a percentage of related sales increased from 44.3% in the third quarter of 2015 to 45.9% in the third quarter of 2016 as a result of anniversarying lower gross margins in last year’s third quarter, resulting from the clearance of merchandise through the e-commerce channel, primarily at our Men’s Wearhouse brand.

Occupancy costs decreased $5.7 million primarily due to our store rationalization efforts. Occupancy costs as a percentage of retail sales, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, was essentially flat at 14.3% for both the third quarters of 2016 and 2015.

Corporate apparel gross margin increased $8.6 million, or 47.2%, in the third quarter of 2016.  For the corporate apparel segment, total gross margin as a percentage of related sales increased from 28.5% in the third quarter of 2015 to 32.3% in the third quarter of 2016 primarily due to the impact of a large new uniform program.

Advertising Expense

Advertising expense decreased to $45.7 million in the third quarter of 2016 from $48.0 million in the third quarter of 2015, a decrease of $2.3 million, or 4.9%.  As a percentage of total net sales, advertising expense decreased from 5.5% in the third quarter of 2015 to 5.4% in the third quarter of 2016.

Selling, General and Administrative Expenses

SG&A expenses decreased to $270.5 million in the third quarter of 2016 from $271.3 million in the third quarter of 2015, a decrease of $0.8 million, or 0.3%.  As a percentage of total net sales, these expenses increased from 31.3% in the third quarter of 2015 to 31.9% in the third quarter of 2016 primarily reflecting deleveraging from lower sales.  The components of this 0.6% net increase in SG&A expenses as a percentage of total net sales and the related dollar changes were as follows:

%	in millions	Attributed to
1.0	$8.0

Increase in restructuring, integration and other items as a percentage of sales from 0.6% in the third quarter of 2015 to 1.6% in the third quarter of 2016.  For the third quarter of 2016, these costs totaled $13.3 million, related primarily to restructuring and other costs. For the third quarter of 2015, these costs totaled $5.3 million related primarily to Jos. A. Bank integration and other costs and asset impairment charges, partially offset by a gain on the sale of property.

0.1	(2.0)

Increase in other SG&A expenses as a percentage of sales from 17.7% in the third quarter of 2015 to 17.8% in the third quarter of 2016 primarily due to deleverage in net sales. Other SG&A expenses decreased $2.0 million primarily due to cost reduction initiatives and a decrease in amortization of intangible assets as a result of the impairment charges recorded in the fourth quarter of 2015 partially offset by higher incentive compensation accruals.

(0.5)	(6.8)	Store salaries decreased $6.8 million and decreased as a percentage of sales from 13.1% in the third quarter of 2015 to 12.6% in the third quarter of 2016 primarily due to cost reduction initiatives.
0.6	$(0.8)	Total

In the retail segment, SG&A expenses as a percentage of related net sales increased from 27.0% in the third quarter of 2015 to 27.2% in the third quarter of 2016 primarily due to deleveraging resulting from lower retail sales.  Retail segment SG&A expenses decreased $9.2 million primarily due to cost reduction initiatives.

In the corporate apparel segment, SG&A expenses as a percentage of related net sales decreased from 23.6% in the third quarter of 2015 to 19.4% in the third quarter of 2016 primarily due to leverage from higher sales.  Corporate apparel segment SG&A expenses increased $1.0 million.

Shared service expenses represent costs not specifically related to the operations of our business segments and are included in SG&A.  Shared service SG&A expenses as a percentage of total net sales increased from 4.6% in the third quarter of 2015 to 5.5% in the third quarter of 2016.  Shared service SG&A expenses increased $7.4 million primarily due to higher incentive compensation accruals and costs associated with our profit improvement program.

Tradename Impairment Charge

During the third quarter of 2015, we concluded that a triggering event occurred that required an interim impairment test for the Jos. A. Bank tradename.  Based on our analysis, we concluded that the Jos. A. Bank tradename was impaired and recorded a non-cash, pre-tax impairment charge of $90.1 million.

Provision for Income Tax

Our effective income tax rate increased to 24.1% for the third quarter of 2016 from a benefit of (56.8)% for the third quarter of 2015 primarily as a result of the Jos. A. Bank tradename impairment charge of $90.1 million in last year’s third quarter, which generated a book loss in our U.S. entities and significantly impacted our effective tax rate.  In addition, the effective tax rate for the third quarter of 2016 is impacted by lower U.S. income as compared to income earned in foreign jurisdictions.

For the third quarter of 2016 and 2015, the statutory tax rates in Canada and the UK were approximately 26% and 20%, respectively.  For the third quarter of 2016 and 2015, tax expense for our operations in foreign jurisdictions totaled $2.7 million and $2.8 million, respectively.

Our income tax expense and effective income tax rate in future periods may be impacted by many factors, including our geographic mix of earnings and changes in tax laws.  Currently, we expect our effective tax rate in future periods to be lower than the statutory U.S. combined federal and state tax rate based on the expected geographic mix of earnings.  In addition, if our financial results in fiscal 2016 generate a loss or certain deferred tax liabilities decrease, we may need to establish a valuation allowance on our U.S. deferred tax assets, which could have a material impact on our financial condition and results of operations.   Lastly, we are currently undergoing several federal, foreign and state audits which we are vigorously defending and currently do not believe should result in any material change to tax expense.

Net Earnings (Loss)

Net earnings were $28.4 million for the third quarter of 2016 compared with a net loss of $27.2 million for the third quarter of 2015.

For the Nine Months Ended October 29, 2016 Compared to the Nine Months Ended October 31, 2015

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	For the Nine Months Ended(1)
	October 29,	October 31,
	2016	2015
Net sales:
Retail clothing product	69.9%	72.3%
Rental services	15.6	14.7
Alteration and other services	5.8	6.0
Total retail sales	91.3	93.0
Corporate apparel clothing product	8.7	7.0
Total net sales	100.0%	100.0%
Cost of sales(2):
Retail clothing product	44.1	44.0
Rental services	16.3	16.0
Alteration and other services	69.4	68.4
Occupancy costs	13.9	13.8
Total retail cost of sales	54.8	54.9
Corporate apparel clothing product	67.5	71.1
Total cost of sales	55.9	56.1
Gross margin(2):
Retail clothing product	55.9	56.0
Rental services	83.7	84.0
Alteration and other services	30.6	31.6
Occupancy costs	(13.9)	(13.8)
Total retail gross margin	45.2	45.1
Corporate apparel clothing product	32.5	28.9
Total gross margin	44.1	43.9
Advertising expense	5.4	5.4
Selling, general and administrative expenses	32.8	30.8
Tradename impairment charge	—	3.4
Operating income	5.9	4.4
Interest income	0.0	0.0
Interest expense	(3.0)	(3.0)
Gain (loss) on extinguishment of debt, net	0.1	(0.5)
Earnings before income taxes	2.9	0.9
Provision for income taxes	0.8	(0.2)
Net earnings	2.1%	1.2%

(1)	Percentage line items may not sum to totals due to the effect of rounding.
(2)	Calculated as a percentage of related sales.

Net Sales

Total net sales decreased $85.2 million, or 3.2%, to $2,585.4 million for the first nine months of 2016 as compared to the first nine months of 2015.

Total retail sales decreased $124.5 million, or 5.0%, to $2,360.1 million for the first nine months of 2016 as compared to the first nine months of 2015 primarily due to a $125.3 million decrease in clothing product revenues primarily at our Jos. A. Bank brand and a $10.1 million decrease in alteration and other services revenues, partially offset by a $10.9 million increase in rental service revenues. The net decrease is attributable to the following:

(in millions)	Amount Attributed to
$(1.7)	0.1% decrease in comparable sales at Men’s Wearhouse.
(77.9)	14.2% decrease in comparable sales at Jos. A. Bank.
(3.6)	1.5% decrease in comparable sales at K&G.
(2.9)	1.8% decrease in comparable sales at Moores(1).
(20.5)	Decrease in non-comparable sales (primarily due to closed stores).
(4.8)	Decrease in net sales resulting from change in U.S./Canadian dollar exchange rate.
(13.1)	Other (primarily decrease in alteration revenues).
$(124.5)	Decrease in total retail sales.

(1)	Comparable sales percentages for Moores are calculated using Canadian dollars.

Comparable sales exclude the net sales of a store for any month of one period if the store was not owned or open throughout the same month of the prior period and include e-commerce net sales.  We operate our business using an omnichannel approach and do not differentiate e-commerce sales from our other channels.

The slight decrease at Men’s Wearhouse resulted primarily from decreases in average transactions per store and units sold per transaction partially offset by increased average unit retails and higher rental services revenue.  The decrease at Jos. A. Bank resulted primarily from decreased average transactions per store partially offset by higher units per transaction, increased average unit retails and higher rental services revenue. The decrease at K&G resulted from lower average transactions per store partially offset by an increase in average unit retails and higher units per transaction. The decrease at Moores resulted from decreased average transactions per store and units sold per transaction partially offset by increased average unit retails.  At Men’s Wearhouse, rental service comparable sales increased 2.2% due to an increase in rental rates partially offset by a decrease in unit rentals.

Total corporate apparel clothing product sales increased $39.3 million for the first nine months of 2016 as compared to the first nine months of 2015 primarily due to the impact of a large new uniform program.  The rollout of the new uniform program commenced in June 2016, was completed during the third quarter of 2016 and has now transitioned to a standard replenishment phase.  The increase in corporate apparel sales was partially offset by the impact of a weaker British pound this year compared to last year.

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

Our total gross margin decreased $33.9 million, or 2.9%, to $1,139.4 million in the first nine months of 2016 as compared to the first nine months of 2015.  Total retail segment gross margin decreased $53.2 million, or 4.8%, from the same prior year nine months to $1,066.2 million in the first nine months of 2016 primarily due to lower sales at Jos. A. Bank.

For the retail segment, total gross margin as a percentage of related sales increased from 45.1% in the first nine months of 2015 to 45.2% in the first nine months of 2016 as a result of anniversarying lower gross margins in last year’s third quarter, resulting from the clearance of merchandise through the e-commerce channel, primarily at our Men’s Wearhouse brand partially offset by the impact of the closing of the factory/outlet stores during the second quarter of 2016.

Occupancy costs decreased $14.3 million primarily due to our store rationalization efforts.  Occupancy costs as a percentage of retail sales, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, increased from 13.8% to 13.9% for the first nine months of 2016 compared to the first nine months of 2015, primarily due to deleveraging of occupancy costs from lower sales at Jos. A. Bank.

Corporate apparel gross margin increased $19.3 million, or 36.0%, in the first nine months of 2016.  For the corporate apparel segment, total gross margin as a percentage of related sales increased from 28.9% in the first nine months of 2015 to 32.5% in the first nine months of 2016 due to the impact of a large new uniform program as well as pre-tax gains on foreign currency hedging transactions.

Advertising Expense

Advertising expense decreased to $138.5 million in the first nine months of 2016 from $143.6 million in the first nine months of 2015, a decrease of $5.1 million, or 3.5%.  As a percentage of total net sales, advertising expense was 5.4% in the first nine months of 2016 which was flat compared to the first nine months of 2015.

Selling, General and Administrative Expenses

SG&A expenses increased to $849.1 million in the first nine months of 2016 from $822.5 million in the first nine months of 2015, an increase of $26.6 million or 3.2%.  As a percentage of total net sales, these expenses increased from 30.8% in the first nine months of 2015 to 32.8% in the first nine months of 2016.  The components of this 2.0% increase in SG&A expenses as a percentage of total net sales and the related absolute dollar changes were as follows:

%	in millions	Attributed to
2.0	$50.5

Increase in restructuring, integration and other items as a percentage of sales from 0.7% in the first nine months of 2015 to 2.7% in the first nine months of 2016.  For the first nine months of 2016, these costs totaled $69.9 million, related primarily to restructuring and other costs.  For the first nine months of 2015, these costs totaled $19.4 million related primarily to separation costs with a former executive and integration and other costs related to Jos. A. Bank and asset impairment charges, partially offset by a gain on the sale of property.

(0.2)	(17.2)

Decrease in other SG&A expenses as a percentage of sales from 17.5% in the first nine months of 2015 to 17.3% in the first nine months of 2016. Other SG&A expenses decreased $17.2 million primarily due to cost reduction initiatives and a decrease in amortization of intangible assets as a result of the impairment charges recorded in the fourth quarter of 2015.

0.2	(6.7)

Store salaries decreased $6.7 million primarily due to cost reduction initiatives yet increased as a percentage of sales from 12.6% in the first nine months of 2015 to 12.8% in the first nine months of 2016 primarily due to deleverage resulting from lower retail sales.

2.0	$26.6	Total

In the retail segment, SG&A expenses as a percentage of related net sales increased from 26.3% in the first nine months of 2015 to 27.6% in the first nine months of 2016 primarily due to deleverage resulting from lower retail sales.  Retail segment SG&A expenses decreased $3.8 million primarily due to cost reduction initiatives partially offset by lease termination costs.

In the corporate apparel segment, SG&A expenses as a percentage of related net sales decreased from 24.6% in the first nine months of 2015 to 21.1% in the first nine months of 2016 primarily due to leverage from higher sales.  Corporate apparel segment SG&A expenses increased $1.6 million.

Shared service expenses represent costs not specifically related to the operations of our business segments and are included in SG&A.  Shared service SG&A expenses as a percentage of total net sales increased from 4.6% in the first nine months of 2015 to 5.9% in the first nine months of 2016.  Shared service SG&A expenses increased $28.8 million primarily due to costs associated with our profit improvement program.

Tradename Impairment Charge

During the first nine months of 2015, we concluded that a triggering event occurred that required an interim impairment test for the Jos. A. Bank tradename.  Based on our analysis, we concluded that the Jos. A. Bank tradename was impaired and recorded a non-cash, pre-tax impairment charge of $90.1 million.

Provision for Income Tax

Our effective income tax rate increased to 27.3% for the first nine months of 2016 from a benefit of (24.0)% for the first nine months of 2015 primarily due to the impact of the aforementioned Jos. A. Bank tradename impairment charge, which resulted in our effective tax rate being a benefit for the first nine months of 2015.  In addition, the effective tax rate for the first nine months of 2016 is impacted due to lower U.S. income as compared to income earned in foreign jurisdictions.

For the first nine months of 2016 and 2015, the statutory tax rates in Canada and the UK were approximately 26% and 20%, respectively.  For the first nine months of 2016 and 2015, tax expense for our operations in foreign jurisdictions totaled $9.3 million and $8.1 million, respectively.

Our income tax expense and effective income tax rate in future periods may be impacted by many factors, including our geographic mix of earnings and changes in tax laws.  Currently, we expect our effective tax rate in future periods to be lower than the statutory U.S. combined federal and state tax rate based on the expected geographic mix of earnings.  In addition, if our financial results in fiscal 2016 generate a loss or certain deferred tax liabilities decrease, we may need to establish a valuation allowance on our U.S. deferred tax assets, which could have a material impact on our financial condition and results of operations. Lastly, we are currently undergoing several federal, foreign and state audits which we are vigorously defending and currently do not believe should result in any material change to tax expense.

Net Earnings

Net earnings were $55.0 million for the first nine months of 2016 compared with net earnings of $31.0 million for the first nine months of 2015.

Liquidity and Capital Resources

At October 29, 2016, October 31, 2015 and January 30, 2016, cash and cash equivalents totaled $34.9 million, $53.7 million and $30.0 million, respectively, and working capital totaled $726.2 million, $829.1 million and $723.6 million, respectively.  Our primary sources of working capital are cash flows from operations and available borrowings under our financing arrangements, as described below.

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

The Credit Facilities and the Senior Notes contain customary non-financial and financial covenants, including fixed charge coverage ratios, total leverage ratios and secured leverage ratios, as well as a restriction on our ability to pay dividends on our common stock in excess of $10.0 million per quarter.  Since entering into these financing arrangements and as of October 29, 2016, our total leverage ratio and secured leverage ratio were above the maximums specified in the agreements, which was anticipated when we entered into these arrangements.  As a result, we are currently subject to certain additional restrictions, including limitations on our ability to make acquisitions and incur additional indebtedness.

The Term Loan is guaranteed, jointly and severally, by Tailored Brands, Inc. and certain of our U.S. subsidiaries and will mature on June 18, 2021.  The interest rate on the Term Loan is based on 3-month LIBOR, which was approximately 0.89% at October 29, 2016. However, the Term Loan interest rate is subject to a LIBOR floor of 1% per annum, plus the applicable margin which is currently 3.50%, resulting in a total interest rate of 4.50%.  In January 2015, we entered into an interest rate swap agreement to swap variable-rate interest payments for fixed-rate interest payments on a notional amount of $520.0 million, effective in February 2015.  The interest rate swap agreement matures in August 2018 and has periodic interest settlements.  Under this interest rate swap agreement, we receive a floating rate based on 3-month LIBOR and pay a fixed rate of 5.03% (including the applicable margin of 3.50%) on the outstanding notional amount.  At October 29, 2016, the notional amount totaled $390.0 million.

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

As a result of the interest rate swap and the Incremental Agreement, we have converted a majority of the variable interest rate under the Term Loan to a fixed rate and, as of October 29, 2016, the Term Loan had a weighted average interest rate of 4.89%.

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

We utilize letters of credit primarily to secure inventory purchases and as collateral for workers compensation claims.  Except for letters of credit totaling approximately $28.9 million issued and outstanding, no amounts were drawn on the ABL Facility as of October 29, 2016 and we have approximately $427.2 million of borrowing availability under the ABL Facility as of October 29, 2016.

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

Cash Flow Activities

Operating activities — Net cash provided by operating activities was $176.9 million and $112.2 million for the first nine months of 2016 and 2015, respectively.  The $64.6 million increase was driven by changes in other assets related to income tax refunds and a decrease in inventory purchases as we normalize inventory levels, particularly at Jos. A. Bank.  These favorable impacts were partially offset by an increase in accounts receivable driven by the rollout of a large new uniform program and the impact of restructuring and other costs.

Investing activities — Net cash used in investing activities was $79.9 million and $83.8 million for the first nine months of 2016 and 2015, respectively.

Financing activities — Net cash used in financing activities was $91.9 million and $37.3 million for the first nine months of 2016 and 2015, respectively.  The $54.6 million increase primarily reflects the impact of a $35.5 million prepayment on our Term Loan and the repurchase of $25.0 million of our Senior Notes.

Share repurchase program — The Board of Directors (the “Board”) had previously approved a $200.0 million share repurchase program for our common stock.  During the first nine months of 2016 and 2015, no shares were repurchased in open market transactions under the Board’s authorization.  At October 29, 2016, the remaining balance available under the Board’s authorization was $48.0 million.

Dividends — Cash dividends paid were approximately $26.4 million and $26.3 million for the first nine months of 2016 and 2015, respectively.  During each of the quarters ended October 29, 2016 and October 31, 2015, we declared quarterly dividends of $0.18 per share.

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

During the course of the year, we borrowed and repaid amounts under our ABL Facility primarily due to costs incurred under our store rationalization and profit improvement programs.  During the nine months ended October 29, 2016, the maximum borrowing outstanding at any point in time was $68.5 million.

Capital expenditures are anticipated to be in the range of $110.0 to $120.0 million for 2016.  This amount includes the anticipated costs to open 158 shops within Macy’s stores, 10 to 15 Men’s Wearhouse stores, three Jos. A. Bank stores, two Moores stores, and two K&G stores and to expand and/or relocate approximately 5 to 10 existing Men’s Wearhouse stores, two to six existing Jos. A. Bank stores and one existing K&G store.  During the first nine months of 2016, we opened 173 stores/tuxedo shops (158 tuxedo shops within Macy’s stores, nine Men’s Wearhouse stores, three Jos. A. Bank stores, two Moores stores and one K&G store).  Capital expenditures for 2016 will also include integration projects for Jos. A. Bank, point-of-sale and other computer equipment and systems, store remodeling, and investment in other corporate assets.  The actual amount of future capital expenditures will depend in part on the number of new stores opened and the terms on which new stores are leased and the timing of our Jos. A. Bank integration projects, as well as on industry trends consistent with our anticipated operating plans.

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

We are exposed to market risk associated with foreign currency exchange rate fluctuations as a result of our direct sourcing programs and our operations in foreign countries.  In connection with our direct sourcing programs, we may enter into merchandise purchase commitments that are denominated in a currency different from the functional currency of the operating entity.  Our risk management policy is to hedge a portion of forecasted merchandise purchases for our direct sourcing programs that bear foreign exchange risk using foreign exchange forward contracts.  In addition, as a result of recent exchange rate fluctuations in Europe, we have entered into derivative instruments to hedge our foreign exchange risk, specifically related to the British pound and Euro.

As the foreign exchange forward contracts are with financial institutions, we are exposed to credit risk in the event of nonperformance by these parties but due to the creditworthiness of these major financial institutions, full performance is anticipated.

As discussed in Note 4 and Note 12 of the Notes to the Condensed Consolidated Financial Statements, we have undertaken steps to mitigate our exposure to changes in interest rates on our indebtedness.  As of October 29, 2016, 84% of our total debt was at a fixed rate with the remainder at a variable rate.  In addition, due to the existence of a LIBOR floor of 1.0% per annum on the portion of our debt subject to a variable rate, we believe our interest rate risk is substantially mitigated.  At October 29, 2016, the effect of one percentage point change in interest rates would result in an approximate $2.6 million change in annual interest expense on our Term Loan.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal third quarter ended October 29, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 15 of the Notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

ITEM 1A — RISK FACTORS

For a more detailed explanation of the factors affecting our business, please refer to the Risk Factors section in the Form 10-K for the fiscal year ended January 30, 2016.  Except as described in Part 1A of our Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2016 and which is incorporated herein, there has not been a material change to the risk factors set forth in the Form 10-K for the fiscal year ended January 30, 2016.

ITEM 6 — EXHIBITS

Exhibits filed with this quarterly report on Form 10-Q are incorporated herein by reference as set forth in the Index to Exhibits on page 45.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Tailored Brands, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 8, 2016	TAILORED BRANDS, INC.

	By	/s/ JON W. KIMMINS
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

The following financial information from Tailored Brands, Inc.’s Quarterly Report on Form 10-Q for the three and nine months ended October 29, 2016, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings (Loss); (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

†This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section.  Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.