Form 10-K
period 2017-01-28
TAILORED BRANDS INC
filed 2017-03-24
CIK 884217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2017
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1‑16097

TAILORED BRANDS, INC.

(Exact Name of Registrant as Specified in its Charter)

Texas (State or Other Jurisdiction of Incorporation or Organization)	47‑4908760 (IRS Employer Identification Number)
6380 Rogerdale Road Houston, Texas (Address of Principal Executive Offices)	77072‑1624 (Zip Code)

(281) 776‑7000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒.  No ☐.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ .  No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒.  No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒.  No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐.  No ☒.

The aggregate market value of the voting stock held by non‑affiliates of the registrant, based on the closing price of shares of common stock on the New York Stock Exchange on July 30, 2016, was approximately $707.2 million.

The number of shares of common stock of the registrant outstanding on March 17, 2017 was 48,783,700.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated as to
Notice and Proxy Statement for the Annual Meeting of	Part III: Items 10, 11, 12, 13 and 14
Shareholders scheduled to be held June 15, 2017

FORM 10‑K REPORT INDEX

Effective January 31, 2016, Tailored Brands, Inc., a Texas corporation (“Tailored Brands” or the “Company”), became the successor reporting company to The Men’s Wearhouse, Inc. (“Men’s Wearhouse”) pursuant to a holding company reorganization (the “Reorganization”).

Unless the context otherwise requires, references in this report to “Company”, “we”, “us” and “our” for periods prior to January 31, 2016, refer to Men’s Wearhouse which was the parent company and the registrant prior to the Reorganization, and, for periods after the Reorganization, to Tailored Brands, which is the current parent holding company, in each case including its consolidated subsidiaries. References herein to years are to the Company’s 52‑week or 53‑week fiscal year, which ends on the Saturday nearest January 31 in the following calendar year. The periods presented in these financial statements are the fiscal years ended January 28, 2017 (“fiscal 2016”), January 30, 2016 (“fiscal 2015”), and January 31, 2015 (“fiscal 2014”). Each of these periods had 52 weeks.

Forward‑Looking and Cautionary Statements

Certain statements made in this Annual Report on Form 10‑K and in other public filings and press releases by the Company contain “forward‑looking” information (as defined in the Private Securities Litigation Reform Act of 1995) that involves risk and uncertainty. Forward‑looking statements reflect our current views regarding certain events that could affect our financial condition or results of operations and may include, but are not limited to, references to future sales, comparable sales, margins, costs, earnings, number and costs of store openings, closings and expansions, capital expenditures, potential acquisitions, synergies from acquisitions, demand for clothing, market trends in the retail and corporate apparel clothing businesses, currency fluctuations, inflation and various political, legal, regulatory, social, economic and business trends. Forward‑looking statements may be made by management orally or in writing, including, but not limited to; in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10‑K and other sections of our filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended and the Securities Act of 1933, as amended.

Forward‑looking statements are not guarantees of future performance and a variety of factors could cause actual results to differ materially from the anticipated or expected results expressed in or suggested by these forward‑looking statements. Factors that might cause or contribute to such differences include, but are not limited to: actions by governmental entities; domestic and international macro‑economic conditions; inflation or deflation; the loss of, or changes in, key personnel; success, or lack thereof, in executing our internal strategic and operating plans including new store and new market expansion plans; cost reduction initiatives; store rationalization plans; profit improvement plans; revenue enhancement strategies; the impact of tuxedo shops within Macy’s stores; changes in demand for clothing or rental product; market trends in the retail business; customer confidence and spending patterns; changes in traffic trends in our stores; customer acceptance of our merchandise strategies; performance issues with key suppliers; disruptions in our supply chain; severe weather; foreign currency fluctuations; government export and import policies; advertising or marketing activities of competitors; and legal proceedings.

Forward‑looking statements are based upon management’s current beliefs or expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies and third party approvals, many of which are beyond our control. Please see “Risk Factors” contained in Part IA of this Annual Report on Form 10‑K for a more complete discussion of these and other factors that might affect our performance and financial results. Forward‑looking statements are intended to convey the Company’s expectations about the future, and speak only as of the date they are made. We undertake no obligation to publicly update or revise forward‑looking statements that may be made from time to time, whether as a result of new information, future developments or otherwise, unless required to do so by law.

All written or oral forward‑looking statements that are made by or attributable to us are expressly qualified in their entirety by this cautionary notice.

PART I

ITEM 1.  BUSINESS

General

We are a leading authority on helping men dress for work, special occasions and everyday life. We serve our customers through an expansive omni-channel network that includes over 1,600 locations in the U.S. and Canada as well as our branded e-commerce websites.

Our Brands and Products

Our U.S. retail stores are operated under the Men’s Wearhouse, Men’s Wearhouse and Tux, Jos. A. Bank, Joseph Abboud and K&G brand names and are operated in 50 states, the District of Columbia and Puerto Rico. Our Canadian stores are operated under the Moores brand name and operate in 10 Canadian provinces. As of January 28, 2017, the Company operated 1,667 stores including tuxedo shops within Macy’s stores throughout the U.S., Puerto Rico and Canada.  In addition, at January 28, 2017, we operated 39 retail dry cleaning, laundry and heirlooming facilities through MW Cleaners in Texas. These operations comprise our retail segment.

On June 18, 2014, the Company acquired Jos. A. Bank Clothiers, Inc. (“Jos. A. Bank”), a men’s specialty apparel retailer for approximately $1.8 billion. For additional information, see Note 2, “Acquisition”, to our consolidated financial statements included in this Annual Report on Form 10‑K.

We also own and operate a factory located in New Bedford, Massachusetts that manufactures quality U.S. made tailored clothing under the Joseph Abboud and Reserve labels including designer suits, tuxedos, sport coats and slacks that we sell in our Men’s Wearhouse or Jos. A. Bank stores as well as our Joseph Abboud flagship store and via our e-commerce websites.  We also sell Joseph Abboud branded tailored clothing in our Moores stores, which is produced by a third party in Canada.

Additionally, we operate an international corporate apparel business.  Our UK‑based business is the largest provider of corporate apparel in the United Kingdom (“UK”) under the Dimensions, Alexandra and Yaffy brands.  In the U.S., our corporate apparel business operates under the Twin Hill brand name. Our corporate apparel business provides corporate clothing uniforms and workwear to workforces through multiple channels including managed corporate accounts, catalogs and the internet at www.dimensions.co.uk, www.alexandra.co.uk, and www.twinhill.com.

For information on store closings and openings, see “Item 6. Selected Financial Data” in this Annual Report on Form 10‑K. Financial information concerning business segments and geographic area is contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under Note 17 to our consolidated financial statements both included in this Annual Report on Form 10‑K.

Retail Segment

Overview

In our retail segment, we offer our products and services primarily through our retail brands—Men’s Wearhouse/Men’s Wearhouse and Tux, Joseph Abboud, Jos. A. Bank, Moores and K&G—and the internet at www.menswearhouse.com, www.josbank.com, and www.josephabboud.com. Men’s Wearhouse, Moores and K&G each operate as a house of brands carrying a wide selection of exclusive and non‑exclusive merchandise brands. Jos. A. Bank is a branded house where substantially all merchandise is sold under the exclusive Jos. A. Bank label. MW Cleaners is also included in the retail segment as these operations have not had a significant effect on our revenues or expenses.

In June 2015, we entered into an agreement with Macy’s, Inc. to operate men’s tuxedo rental shops inside 300 Macy’s department stores. In addition, we agreed to collaborate with Macy’s to develop an online tuxedo rental shop. As of January 28, 2017, we operated 170 tuxedo shops within Macy’s stores under the name “The Tuxedo Shop @ Macy’s.” We are actively engaged in discussions with Macy’s to restructure our agreement.  In the meantime, we have agreed with Macy’s to put the opening of the additional 130 contracted stores on hold while we explore a potentially new model.  Throughout this Annual Report on Form 10‑K, the term “shops within Macy’s stores” is used to describe our business operations with Macy’s.

During fiscal 2016, we closed 233 stores as part of our store rationalization strategy, which we believe is important to our long‑term profitability as it eliminated underperforming stores and re‑balanced the store fleet and cost structure.  In the future, we will continue to monitor our store fleet for opportunities to optimize our cost structure.

Men’s Wearhouse/Men’s Wearhouse and Tux and Moores

The Men’s Wearhouse and Moores target the male consumer (25 to 55 years old) by providing a superior level of customer service and offering a broad selection of exclusive and non‑exclusive merchandise brands at regular and sale prices that we believe are competitive with specialty and traditional department stores. Our merchandise includes suits, suit separates, sport coats, slacks, formalwear, business casual, denim, sportswear, outerwear, dress shirts, shoes and accessories in classic, modern and slim fits and in a wide range of sizes including a selection of “Big and Tall” product.

Although basic styles are emphasized, each season’s merchandise reflects current fit, fabric and color trends. The inventory mix at our Men’s Wearhouse and Moores stores includes business, business casual, casual and formal merchandise designed to meet the demand of our customers. The broad merchandise selection creates increased sales opportunities by permitting a customer to purchase substantially all of his wardrobe and accessory requirements, including shoes, at our retail apparel stores. During fiscal 2016, we also introduced a new collection of custom apparel consisting of suits, sport coats, slacks, shirts, tuxedos and vests, which are personalized to each customer’s specifications. Based on our experience, we believe that the depth of selection of our merchandise offerings provides us with an advantage over most of our competitors.

We also offer a full selection of tuxedo and suit rental product (collectively, “rental product”) at Men’s Wearhouse and Moores. We believe our rental product broadens our customer base by drawing first‑time and younger customers into our stores and accordingly, our offering includes an expanded merchandise assortment including dress and casual apparel targeted toward the younger customer.

At January 28, 2017, we operated 715 Men’s Wearhouse retail apparel stores in 50 states, the District of Columbia and Puerto Rico. These stores are referred to as “Men’s Wearhouse stores” or “full line stores” that offer a full selection of retail merchandise and rental product. Men’s Wearhouse stores are primarily located in regional strip and specialty retail shopping centers or in freestanding buildings as we believe that men prefer direct and easy store access that enables our customers to park near the entrance of the store.

At January 28, 2017, we also operated another 58 stores in 24 states branded as Men’s Wearhouse and Tux. These stores are referred to as “rental stores” and offer a full selection of rental product and a limited selection of retail merchandise, and are located primarily in regional malls and lifestyle centers. During fiscal 2016, we closed 102 Men’s Wearhouse and Tux stores, consistent with our strategy to shift rental revenues to our full line stores located in close proximity to the rental stores.

At January 28, 2017, we operated 126 Moores retail apparel stores in 10 Canadian provinces. Moores stores are primarily located in regional strip and specialty retail shopping centers.

Jos. A. Bank

Jos. A. Bank targets the male consumer (25 to 55 years old) emphasizing high quality tailored, business casual, casual, and formal clothing and accessories, substantially all of which is sold under our exclusive Jos. A. Bank label. Jos. A. Bank merchandise consists of suits, suit separates, sport coats, slacks, formalwear, business casual, denim, sportswear, outerwear, dress shirts, shoes and accessories in primarily classic styles and in a wide range of sizes including a selection of “Big and Tall” product. Although the target gender and age are similar to Men’s Wearhouse, based on information from our loyalty programs, we believe that there is minimal overlap between the Jos. A. Bank customer and the Men’s Wearhouse customer.

Our merchandising strategy is focused on classic styling with attention to detail in quality materials and workmanship. During fiscal 2016, we also introduced custom apparel consisting of suits, sport coats, slacks, shirts, tuxedos and vests, which are personalized to each customer’s specifications. Based on our experience, we believe that the depth of selection of our merchandise offerings provides us with an advantage over most of our competitors.

We also offer rental product at Jos. A. Bank. We believe our rental product provides the opportunity to broaden our customer base by drawing first‑time and younger customers into our stores.

The underlying rationale of our acquisition of Jos. A. Bank was our desire to increase our market share and capture operational efficiencies. As our understanding of the Jos. A. Bank business grew, we concluded that the historical promotional model at Jos. A. Bank had been delivering diminishing returns over time, and we realized that attaining satisfactory profitable revenue synergies was going to require eliminating the most excessive promotional offers.  As a result, during the latter half of fiscal 2015, we transitioned away from Jos. A. Bank’s historical promotional cadence by removing the most excessive offers (the Buy‑One‑Get‑Three or more Free events), and began seeking sustainable volume and margin growth.

While we expected some top‑line volatility as we changed the promotional model, we did not anticipate that the impact on top‑line sales from the traffic decline would occur to the degree it did. As a result of the steep decline in Jos. A. Bank’s sales and the significant decline in our market capitalization, we recorded $1.24 billion of goodwill and intangible asset impairment charges related to Jos. A. Bank in fiscal 2015. We remain confident that Jos. A. Bank offers a longer‑term opportunity to profitably grow market share in the menswear business and the Jos. A. Bank brand is a key part of our overall business strategy.

At January 28, 2017, we operated 506 Jos. A. Bank retail apparel stores in 42 states and the District of Columbia. Jos. A. Bank stores are primarily located in fashion‑oriented, specialty retail centers. In addition, as of January 28, 2017, there are 14 franchise stores. During fiscal 2016, we closed 75 Jos. A. Bank full line and 47 Jos. A. Bank factory stores as part of our strategy to reengineer the Jos. A. Bank brand to a long-term, sustainable profit model. See “Business Strategy” for additional information on the performance of our Jos. A. Bank brand in 2016 and strategic initiatives for 2017 and beyond.

K&G

K&G stores offer a more value‑oriented superstore approach that we believe appeals to the more price‑sensitive customer in the apparel market. K&G offers first‑quality, current‑season apparel and accessories comparable in quality to that of traditional department stores, at prices we believe are typically up to 60% below the regular prices charged by such stores. K&G’s merchandising strategy emphasizes broad assortments across all major categories of both men’s and women’s career and casual apparel in a wide range of sizes including “Big and Tall” and “Women’s plus sizes” as well as tailored clothing, dress furnishings, sportswear, accessories and shoes and children’s apparel. This merchandise selection, which includes exclusive and non‑exclusive merchandise brands, positions K&G to attract a wide range of customers in each of its markets.

At January 28, 2017, we operated 91 K&G stores in 27 states, 86 of which offer women’s career apparel, sportswear, accessories and shoes and children’s apparel. K&G stores are “destination” stores located primarily in second generation strip shopping centers that are easily accessible from major highways and thoroughfares.

Business Strategy

Our near‑term business strategy includes:

•	accelerating our turnaround efforts at Jos. A. Bank and reinvigorating Men’s Wearhouse;
•	enhancing our omni‑channel capabilities; and
•	expanding our portfolio of exclusive offerings.

Accelerating Our Turnaround Efforts at Jos. A. Bank and Reinvigorating Men’s Wearhouse

During fiscal 2016, our turnaround efforts at Jos. A. Bank began to gain traction. Our 1905 collection, launched in late 2015, which features updated stylings and fits that target a younger customer has been well received and is a potential driver of future growth.  During fiscal 2016, we also launched a Jos. A. Bank collection called Reserve that features classic styles, luxury fabrics and updated fits targeting the premium customer, which has also been well received.  Additionally, we recently expanded the Reserve offering to include a custom tailored clothing and dress shirt offering with extensive fabric and styling options.  Along with the changes to our promotional and merchandising strategies, we have new selling techniques and a new store compensation program that align incentives with the improved selling behaviors and we are encouraged by the customer’s response to these initiatives.

During fiscal 2016, the challenging retail environment resulted in soft traffic at all of our retail brands but our consolidated results were more significantly impacted by the comparable sales decrease at our Men’s Wearhouse brand.  Accelerating our turnaround efforts at Jos. A. Bank and reinvigorating the Men’s Wearhouse brands involve similar strategies. Our primary strategy for both brands is to engage more customers across all channels and to drive customer traffic.  For example, we are shifting our marketing strategies to emphasize reasons why men should shop with us.  We will also be dedicating a greater share of our marketing mix to digital channels to target the millennial generation.  In addition, we are focused on improving our omni-channel strategies, as described in more detail below, to provide our customers with more options to make their shopping experience easy.  We also plan to promote our loyalty programs to encourage new members and entice existing members to shop with us more frequently. Through our loyalty programs, we reward our loyal customers and are able to leverage the data our customers share with us to deliver a relevant and engaging experience that considers their lifestyles and preferences.  Finally, we will continue to focus on our in-store experience to promote a more engaged, personalized shopping experience by leveraging our wardrobe consultants to help men create their personal style and become the authority on helping men dress for work, special occasions and everyday life.

Enhancing Our Omni‑channel Capabilities

Our future growth plans continue to include the integration of digital technologies to provide a sales experience that combines the advantages of our physical store with an information-rich online shopping experience through our website and mobile applications. For example, at Men’s Wearhouse and Jos. A. Bank stores, if a customer wants to purchase an item that is not available at the store, our clothing consultants can order it through our websites to fulfill the customer’s purchasing needs. In addition, during fiscal 2015, we launched our ship from store initiative, which further enhanced our customer’s online shopping experience. During fiscal 2016, we relaunched our Men’s Wearhouse and Jos. A. Bank websites to provide improved functionality, particularly for customers using mobile devices, and expanded our distribution center in Houston, Texas, facilitating our ability to achieve same-day-shipping for most Men’s Wearhouse and Jos. A. Bank orders.  Lastly, through our websites we are able to offer international shipping to over 100 countries. Our customers expect to shop wherever and however they like across all channels in a seamless, connected way.  In 2017, we plan to accelerate our efforts to translate our high-service in-store experience online and to drive additional traffic to our stores to further enhance our omni-channel capabilities.  We plan to continue to make investments in technologies, business processes and personnel intended to deepen our customer relationships and increase our share of their closet.

Expanding Our Portfolio of Exclusive Offerings

We believe that expanding the number of exclusive offerings that we carry will increase our margins and profitability. We own and operate a factory that manufactures quality U.S. made tailored clothing under the Joseph Abboud and Reserve labels including designer suits, tuxedos, sport coats and slacks that we sell in our Men’s Wearhouse or Jos. A. Bank stores as well as our Joseph Abboud flagship store.  In addition, we have a consulting agreement with Joseph Abboud pursuant to which he was named our Chief Creative Director and engaged to create exclusive brands and products for our customers.

In fiscal 2015, we launched an exclusive designer men’s clothing line through a partnership with Kenneth Cole, under the “Awearness Kenneth Cole” label at Men’s Wearhouse. The collection includes ties, dress shirts, suits, sport coats, dress pants and watches.  A contribution from all "Awearness Kenneth Cole" products sold goes toward helping veterans transition back into the workforce.  In fiscal 2016, we expanded our partnership with Kenneth Cole to introduce products with innovative performance features under the Kenneth Cole AWEAR-TECH brand.

In fiscal 2016, we expanded our custom clothing offerings by introducing a new line of custom suits and shirts at Men’s Wearhouse, Jos. A. Bank and Moores with affordable price points as well as introducing a premium custom offering at our Jos. A. Bank brand.  Our custom clothing offering is designed to personalize the shopping experience and to foster a long-term relationship with our customers.  In 2017, we plan to accelerate the growth of the custom clothing business by building awareness through marketing strategies.

Customer Service and Marketing

Men’s Wearhouse, Jos. A. Bank and Moores sales personnel are trained as consultants to provide customers with assistance and advice on their apparel needs, including product style, color coordination, fabric choice and garment fit. Wardrobe consultants are encouraged to offer guidance to the customer at each stage of the decision‑making process, making every effort to earn the customer’s confidence and to create a professional relationship that will continue beyond the initial visit.

K&G stores are designed to allow customers to select and purchase apparel by themselves. For example, each merchandise category is clearly marked and organized by size, and suits are specifically tagged as a means of further assisting customers to easily select their styles and sizes. K&G employees are also available to assist customers with merchandise selection, including correct sizing.

Substantially all of our retail apparel stores offer tailoring services to facilitate timely alterations at a reasonable cost to customers. Tailored clothing purchased at a Men’s Wearhouse store will be pressed and re‑altered free of charge for the life of the garment (if the alterations were performed at a Men’s Wearhouse store). In addition, we utilize Company‑owned regional tailor shops, which receive merchandise from stores to perform tailoring services and return the merchandise to the selling store for customer pickup.

We offer our “Perfect Fit” loyalty program to our Men’s Wearhouse, Men’s Wearhouse and Tux and Moores customers. In October 2015, we launched the “Bank Account” loyalty program for Jos. A. Bank customers, which offers the same benefits and operates in the same manner as the “Perfect Fit” loyalty program. Under the loyalty programs, customers receive points for purchases. Points are equivalent to dollars spent on a one‑for‑one basis, excluding any sales tax dollars. Upon reaching 500 points, customers are issued a $50 rewards certificate that they may use to make purchases at our stores or online. All customers who register for our loyalty programs are eligible to participate and earn points for purchases. A majority of the sales transactions in fiscal 2016 at our Men’s Wearhouse, Men’s Wearhouse and Tux and Moores stores were to customers who participated in our loyalty program. We believe that the loyalty programs facilitate our ability to cultivate long‑term relationships with our customers.

Our advertising strategy primarily consists of television, email, online (including social media), mobile, direct mail, telemarketing and bridal shows. We consider our integrated efforts across these channels to be the most effective means of both attracting and reaching potential new customers, as well as reinforcing the positive attributes of our various brands with our existing customer base. In addition, for Jos. A. Bank, we periodically distribute a catalog to communicate the Jos. A. Bank image, to provide customers with fashion guidance in coordinating outfits and to generate traffic in all of Jos. A. Bank’s sales channels.

Purchasing and Distribution

For the Men’s Wearhouse, Jos. A. Bank and Moores brands and, to a lesser extent, our K&G brand, our vertical direct sourcing model with third‑party suppliers covers design, product development, manufacturing, testing, quality control, and all necessary logistics required to get merchandise from the factory to the sales floor. We purchase merchandise and rental product from a broad supplier base and do not believe that the loss of any supplier would cause a significant negative impact to us. We have no material long‑term merchandise supply contracts and typically transact business on a purchase order‑by‑purchase order basis either directly with manufacturers and fabric mills or with trading companies. We have developed long‑term and reliable relationships with most of our direct manufacturers and fabric mills, which we believe provides stability, quality and price leverage. We also have a  subsidiary in Hong Kong to facilitate our sourcing efforts for our products. Furthermore, we work with trading companies that support our relationships with suppliers for our direct sourced merchandise and contract agent offices that provide administrative functions on our behalf. The agent offices provide all quality control inspections and ensure that our operating procedures manuals are adhered to by our suppliers.

In fiscal 2016, our retail brands sourced approximately 69% of direct sourced merchandise from Asia (41% from China) while 11% was sourced in Mexico, 10% in the U.S. (primarily from our U.S. factory), and 10% was sourced in other regions. Substantially all of our foreign purchases are negotiated and paid for in U.S. dollars. All direct sourcing suppliers are expected to adhere to our Supplier Code of Conduct and anti-corruption policy. To oversee compliance, we have a direct sourcing compliance department and we also use the services of an outside audit company to conduct regular supplier audits.

In 2016, to optimize our shipping and freight costs for our Men’s Wearhouse and Jos. A. Bank brands, we began the process of transitioning to a regional distribution center approach that will leverage the geographic locations of our main distribution centers in Texas and Maryland as well as the hub facilities described below.  In early 2017, we commenced with our regional distribution center strategy.  Merchandise received into these regional distribution centers is either placed in back‑stock or allocated to a store for shipping. In the majority of our larger markets, we also have separate hub distribution facilities or space within certain stores used as redistribution facilities for their respective areas. Merchandise for Moores is distributed to the stores from our distribution center in Montreal, Quebec. The majority of merchandise for our K&G stores is direct shipped by suppliers to the stores with the remainder of K&G merchandise being managed via a third‑party logistics firm.

Our rental product is located in our Houston, Texas distribution center and in six additional distribution facilities located in the U.S. (five) and Canada (one). The six additional distribution facilities also receive limited quantities of retail product, primarily formalwear accessories, that is sold in our Men’s Wearhouse/Men’s Wearhouse and Tux, Moores and Jos. A. Bank stores.

All retail merchandise and new rental product transported from suppliers to our distribution facilities is done so via common carrier or on a dedicated fleet of long‑haul vehicles. This dedicated fleet is also used to transport product from our distribution centers to the hub facilities and a fleet of leased or owned smaller vehicles is used to transport product from the hub facilities to our stores within a given geographic region.

Competition

We compete against a broad spectrum of other men’s clothing stores. Our primary competitors include traditional department stores, other specialty men’s clothing stores, online retailers, online tuxedo rental providers, off‑price retailers, manufacturer‑owned and independently‑owned outlet stores and their e‑commerce channels, and independently owned tuxedo rental stores. We believe that the principal competitive factors in the menswear market are merchandise assortment, quality, value, garment fit, merchandise presentation, store location and customer service, including on‑site tailoring.

We believe that our merchandise offerings, including exclusive brands and custom clothing, and emphasis on customer service distinguish us from other retailers. Certain of our competitors (principally department stores) may be larger and may have substantially greater financial, marketing and other resources than we have and therefore may have certain competitive advantages.

Corporate Apparel

Overview

Our international corporate apparel business operating under the Dimensions, Alexandra and Yaffy brands primarily in the UK and Europe and Twin Hill in the U.S., which provides corporate clothing uniforms and workwear to workforces. We offer our corporate apparel clothing products through multiple channels including managed corporate accounts, catalogs and the internet at www.dimensions.co.uk,  www.alexandra.co.uk, and www.twinhill.com. We offer a wide variety of customer branded apparel such as shirts, blouses, trousers, skirts and suits as well as a wide range of other products from aprons to safety vests to high visibility police outerwear. With respect to our managed contracts, we generally provide complete management of our customers’ corporate clothing programs from design, fabric buying, manufacturing, product roll‑outs and ongoing stock replacement and replenishment.

Customer Service and Marketing

Our customer base includes companies and organizations in the airline, retail grocery, retail, banking, distribution, travel and leisure, postal, security, healthcare and public sectors. Sector characteristics and economics tend to impact the corporate wear requirements of our individual customers. For example, retail customers typically have high staff turnover levels resulting in large replenishment volumes and significant seasonal demand, while banking customers generally have lower turnover and replenishment requirements but refresh or rebrand uniforms more frequently. The UK public service sector has historically consisted of fragmented regional authorities although there seems to be a move toward more consolidated sourcing units.

Our managed contract customers are generally organizations with larger numbers of uniform-wearing employees or those that use uniforms as a form of brand identity. We have long established relationships with many of the UK’s top employers and we currently maintain approximately 30 managed accounts with an average account size greater than 15,000 wearers. In addition, during 2016, we completed the rollout of a large uniform program for approximately 70,000 wearers.

Under our managed contracts, we take responsibility for dressing our customers’ employees and are the exclusive supplier of corporate wear to many of our customers. Because of the nature of the managed contract model, we ensure that we are fully involved in all of our customers’ uniform requirements, from daily replenishment requirements to longer term rebranding plans and wider corporate wear strategy. As a result, our relationship and level of interaction with our customers is generally far deeper and more embedded than conventional customer‑supplier relationships.

Managed contracts are generally awarded through a request for proposal or tender process for multi‑year contracts. Our teams continually monitor market opportunities to obtain access to such contracts. Regular contact with corporate wear buyers is supplemented with mail campaigns, attendance at trade fairs and trade magazine advertisements. From time to time, we provide each managed contract customer with a specific account manager who often works one or two days a week on‑site at our larger customers’ offices. In addition to maintaining customer requirements, the account manager is also responsible for suggesting and implementing ways of improving the customer’s corporate wear process.

Our catalogs are distributed electronically, via mail and by sales representatives to current and potential customers. The catalogs offer a full range of our products and offer further branding or embellishment of most products ordered. Catalog orders can be placed via phone, mail, fax or direct contact with our sales representatives and, in the U.S., via client‑specific websites. Our UK e‑commerce platforms also allow online ordering via our websites and provide 24‑hour functionality, with a full list of our products and their details. Our typical catalog customers are small to medium sized organizations with a relatively smaller number of employees or organizations where brand differentiation is not imperative.  In addition, we regularly develop dedicated websites for our corporate clients for use by their employees in ordering their company specific corporate wear.

During fiscal 2016, as a result of the rollout of a large uniform program, we had one customer which accounted for approximately 20% of our total corporate apparel net sales.  However, we do not believe that the loss of any customer would significantly impact us.

Merchandising

In our corporate apparel business, we work with our customers to create custom apparel programs designed to support and enhance their respective brands. Our comprehensive apparel collections, including basic apparel categories such as shirts, blouses, trousers, skirts and suits as well as a wide range of other products from aprons to safety vests to high visibility police outerwear, feature designs with sizes and fits that meet the performance needs of our customers’ employees and utilize the latest technology in long‑wearing fabrications. Career wear, casual wear and workwear make up an increasingly significant portion of the product mix as service industry customers continue to grow.

Under our managed contracts, our customers receive a full range of services including design, fabric buying and manufacturing, measuring and sizing, employee database management and replenishment forecasting, supply chain management and distribution and logistics of finished products. Customers work with our in‑house design and technical teams to design and develop uniforms or other corporate wear that creates strong brand identity. We utilize our management information and garment tracking system to highlight trends, identify issues and provide benchmark data for the customer at all levels from individual wearer to enterprise‑wide. This system also allows us to identify potential cost savings and develop solutions on behalf of our customers and to respond quickly to trends or other changing needs.

With respect to our UK catalog and internet operations, customers can design an off‑the‑rack program that provides custom alterations and embroidery on any of our standard, ready‑to‑wear clothing. We work with such customers to create a distinctive, branded program that may include the addition of a company logo or other custom trim.

Purchasing and Distribution

Most corporate apparel garment production is outsourced to third‑party manufacturers and fabric mills through our direct sourcing programs. We have developed long‑term relationships with most of our direct manufacturers and fabric mills, which we believe provides stability, quality and reliability. We do not have any material long‑term contracts with our suppliers and we do not believe that the loss of any supplier would significantly impact us. We also work with trading companies that support our relationships with our direct source suppliers and with contract agent offices that provide administrative functions on our behalf. In addition, the agent offices assist with quality control inspections and ensure that our operating procedures manuals are adhered to by our suppliers.

During 2016, approximately 65% of our corporate wear product purchases was sourced in Asia (primarily China, Bangladesh, Pakistan, Indonesia, Sri Lanka and Vietnam) while approximately 35% was sourced from Europe and other regions. Our foreign purchases from Asia are negotiated and paid for in U.S. dollars, while our purchases from Europe and other regions are negotiated and paid for in British pounds or Euros.

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

Competition

Our UK corporate apparel group provides workwear and uniforms to more UK employees than any of our corporate apparel competitors, which consist mostly of smaller, niche providers or companies that focus more on catalog business. The U.S. corporate wear market is more fragmented with several U.S. competitors being larger and having more resources than Twin Hill. We believe that the competitive factors in the corporate wear market are merchandise assortment, quality, price, lead times, customer service and delivery capabilities. We believe that our proven capability in the provision of corporate apparel programs to businesses and organizations of all sizes alongside our catalog and internet operations position us well with our existing customers and should enable us to continue to gain new catalog accounts and managed contracts.

Seasonality

Our sales and net earnings are subject to seasonal fluctuations. Our rental revenues are heavily concentrated in the second and third quarters (prom and wedding season) while the fourth quarter is considered the seasonal low point. In addition, Jos. A. Bank has historically experienced increased customer traffic during the holiday season and its increased marketing efforts during the holiday season have historically resulted in sales and net earnings generated in the fourth quarter, which are significantly larger as compared to the other three quarters. This trend did not occur in the fourth quarter of 2015 as a result of our decision to change the brand’s promotional cadence.  However, the trend resumed in 2016 and we expect the trend to continue in the future. With respect to corporate apparel sales and operating results, seasonal fluctuations are not significant but the acquisition of new customers or existing customer decisions to rebrand or revise their corporate wear programs can cause significant variations in period results. Because of these fluctuations, results for any quarter are not necessarily indicative of the results that may be achieved for the full year.

Trademarks and Service Marks

We are the owner in the U.S. and selected other countries of the numerous trademarks and service marks including, without limitation, MEN’S WEARHOUSE, MW MEN’S WEARHOUSE (and design), JOS. A. BANK, and JOSEPH ABBOUD and of U.S. and foreign registrations for such marks.  Our rights in the MEN’S WEARHOUSE, JOS. A. BANK, JOSEPH ABBOUD, and other marks and their respective variations are a significant part of our business, as the marks have become well known through our use of the marks in connection with our retail and formalwear rental services and products (both in store and online) and our advertising campaigns.  We are also the owner of various other trademarks and service marks, and corresponding trademark registrations in the U.S., Canada and abroad under which our stores and corporate apparel business operate or which are used to label the products we sell or rent. We intend to maintain and protect our marks and the related registrations.

We also license the JOSEPH ABBOUD brand to certain third parties for limited products in the U.S. and Canada, and for a broader range of products in select countries abroad.

We are the licensee for certain designer labels on various products such as men’s suits, men’s formalwear or men’s shirts. We generally pay a royalty for the use of the label, based on cost for the relevant product or a percentage of related sales. We monitor the performance of these licensed labels compared to their cost and may elect to selectively terminate any license, as provided in the particular agreement.

Employees

At January 28, 2017, we had approximately 22,500 employees, consisting of approximately 20,100 in the U.S. and 2,400 in foreign countries, of which approximately 16,400 were full‑time employees. Seasonality affects the number of part‑time employees as well as the number of hours worked by full‑time and part‑time personnel.

At January 28, 2017, approximately 700 of our employees at the factory located in New Bedford, Massachusetts are members of Unite Here, a New England based labor union. The current union contract expires in April 2019. Also, approximately 250 employees working in the Jos. A. Bank Hampstead, Maryland tailoring overflow shop and distribution centers are represented by the Mid‑Atlantic Regional Joint Board, Local 806. Our contract with the Mid‑Atlantic Regional Joint Board, Local 806 expired in the first quarter of 2017 and we are currently engaged in negotiations to enter into a new contract. Lastly, approximately 110 Jos. A. Bank sales associates in New York City and four surrounding New York counties are represented by Local 340, New York New Jersey Regional Joint Board, Workers United. Our most recent collective bargaining agreement covering these employees expires in April 2020.

We believe our relationship with our union and non-union employees is good and we have no reason to believe that we will experience any interruption in our business upon the expiration of these collective bargaining agreements.

Available Information

Our website address is www.tailoredbrands.com. No information contained on any of our websites is intended to be included as part of, or incorporated by reference into, this Annual Report on Form 10‑K. Through the investor relations section of our website, we provide free access to our annual reports on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). In addition, copies of the Company’s annual reports will be made available, free of charge, upon written request. The SEC maintains a website that contains the Company’s filings and other information regarding issuers who file electronically with the SEC at www.sec.gov.

Effective January 31, 2016, Tailored Brands became the successor reporting company to Men’s Wearhouse, pursuant to the Reorganization. Men’s Wearhouse began operations in 1973 as a partnership and was incorporated as Men’s Wearhouse under the laws of Texas in May 1974. Our principal corporate and executive offices are located at 6380 Rogerdale Road, Houston, Texas 77072‑1624 (telephone number 281‑776‑7000) and at 6100 Stevenson Blvd., Fremont, California 94538‑2490 (telephone number 510‑657‑9821), respectively.

ITEM 1A.  RISK FACTORS

There are many risks and uncertainties that could adversely affect our business. These risks and uncertainties include, but are not limited to, the risks described below and elsewhere in this report, particularly found in “Forward‑Looking and Cautionary Statements.” The following is not intended to be a complete discussion of all potential risks or uncertainties, as it is not possible to predict or identify all risk factors. Unknown or unidentified additional risks and uncertainties could also adversely affect our business. In addition, the risks described below are not listed in order of the likelihood that the risk might occur or the severity of the impact if the risk should occur.

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

Our strategy related to the Jos. A. Bank brand may negatively impact our short‑term and long‑term profitability.

Accelerating our turnaround efforts at Jos. A. Bank is a key part of our business strategy. There can be no assurance that strategic initiatives being implemented at Jos. A. Bank will favorably impact the Jos. A. Bank’s operations or will be successfully executed or executed in the time period projected. Any failure to successfully and timely implement these initiatives can be expected to negatively impact Jos. A. Bank’s sales and profitability.

The anticipated benefits of the acquisition of Jos. A. Bank may not be fully realized, which could adversely impact our sales and profitability.

We have devoted and will continue to devote significant managerial attention and resources into the operations of Jos. A. Bank. There continue to be a number of significant risks involved. There can be no assurance that:

•	the anticipated benefits of the acquisition, including cost savings and synergies, will be fully realized;
•	unanticipated costs, charges and expenses will not result from the Jos. A. Bank operations;
•

litigation relating to the acquisition or Jos. A. Bank’s pre-acquisition business practices will not be filed or, if filed, will not have a material adverse effect on our business, financial condition and results of operations; and

•	the acquired operations will not cause disruption to our business, operations and relationships with our customers, employees, suppliers and other important third parties.

If one or more of these events were to occur, it could impact our ability to achieve a substantial portion of the anticipated long-term benefits of the acquisition, which could have a material adverse effect on our sales and profitability.

We may not realize the benefits of our ongoing profit improvement and store rationalization programs.

During 2016, we embarked upon profit improvement and store rationalization programs. These programs resulted in the closure of 233 stores and realized cost savings of over $60 million in 2016.  In 2017, we expect our realized cost savings to grow to $85 million and we will continue to monitor our store fleet for opportunities to optimize our cost structure.  The estimated costs and benefits associated with these programs may vary materially based on various factors including: the timing in execution of the programs, outcome of negotiations with landlords and other third parties, inventory levels, and changes in management’s assumptions and projections. As a result of these events and circumstances, delays and unexpected costs may occur, which could result in our not realizing all, or any, of the anticipated benefits of these programs.

Our success depends, in part, on our ability to meet the changing preferences of our customers and manage merchandise lead times.

We believe that men’s attire is characterized by infrequent and more predictable fashion changes when compared to other apparel sectors. Our success, however, is dependent in part upon our ability to gauge the tastes of our customers and to provide merchandise that satisfies customer demand in a timely manner. As our business is seasonal, we must purchase and carry a significant amount of inventory prior to peak selling seasons.

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

We believe our overall product mix makes our business less vulnerable to changes in merchandise trends than many fashion‑forward and specialty apparel retailers; however, our sales and profitability depend upon our continued ability to effectively manage a variety of competitive challenges, including:

•	anticipating and quickly responding to changing trends and consumer demands including casualization of workplace attire;
•	maintaining favorable brand recognition and effectively marketing our products to consumers in several diverse market segments;
•	developing innovative, high‑quality new products and/or product and brand extensions in sizes, colors and styles that appeal to consumers of varying age groups and tastes;
•	competitively pricing our products and providing superior service and value to our customers;
•	countering the promotional or other pricing activities of our competitors; and
•	providing strong and effective marketing support.

Increased competition or our failure to meet these competitive challenges could result in price reductions, increased marketing expenditures and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations.

Our investments in omni‑channel initiatives may not deliver the results we anticipate.

One of our strategic priorities is to further develop an omni‑channel shopping experience for our customers through the integration of our store and digital shopping channels. We continue to explore additional ways to develop an omni‑channel shopping experience, including further digital integration and customer personalization. These initiatives involve significant investments in information technology systems. If the implementation of our omni‑channel initiatives is not successful, or we do not realize the return on our omni‑channel investments that we anticipate, our operating results would be adversely affected.

We face challenges in managing our store fleet, including limited new store growth potential.

Our growth is dependent, in large part, on our ability to successfully manage our store fleet, including new stores and expansion or remodeling of existing stores and closure of underperforming stores.  We expect to continue opening new stores to increase our sales volume and profitability; however, we believe that our ability to increase the number of new stores in the U.S. and Canada may be limited. Therefore, we may not be able to achieve the same rate of growth as we have historically.

In addition, our ability to manage our store fleet will depend on our ability to obtain suitable locations, negotiate acceptable lease terms, hire qualified personnel and open and operate new stores on a timely and profitable basis. Continued expansion will place increasing demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our business less effectively and in turn, could adversely affect our financial performance and results of operations. Further, the results achieved by our existing stores may not be indicative of the performance or market acceptance of stores in other locations and the opening of new stores in existing markets may adversely affect sales and profits of established stores in those same markets.

Our strategy related to shops within Macy’s stores may negatively impact our short‑term and long‑term profitability.

In June 2015, we entered into an agreement with Macy’s, Inc. to operate men’s tuxedo rental shops inside 300 Macy’s department stores. As of January 28, 2017, we operated 170 tuxedo shops within Macy’s stores under the name “The Tuxedo Shop @ Macy’s.” We are actively engaged in discussions with Macy’s to restructure our agreement.  There can be no assurance that we will be able to restructure our agreement with Macy’s.  In the meantime, we have agreed with Macy’s to put the opening of the additional 130 contracted stores on hold while we explore a potentially new model.

Our shops within Macy’s stores use selling space within Macy’s and are dependent on the Macy’s point‑of‑sale platform. There can be no assurance that our shops within Macy’s stores will be successful. In addition, the Macy’s management team, including their strategic and marketing decisions, may have an effect on the success of our shops within Macy’s stores. We have limited influence over these factors, and a strategic shift by the Macy’s management team or a significant disruption in Macy’s operations could adversely affect the results of our shops within Macy’s stores.

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

In the event we complete one or more new acquisitions, we may be subject to a variety of risks, including risks associated with an ability to integrate acquired assets, systems or operations into our existing operations, diversion of management’s attention from core operational matters, higher costs, or unexpected difficulties or problems with acquired assets or entities, outdated or incompatible technologies, labor difficulties or an inability to realize anticipated synergies and efficiencies, whether within anticipated time frames or at all. If one or more of these risks are realized, it could have an adverse impact on our financial condition and operating results.

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

Our business may be adversely affected by a worsening of economic conditions, increases in consumer debt levels and applicable interest rates, uncertainties regarding future economic prospects or a decline in consumer confidence or credit availability. During an actual or perceived economic downturn, fewer customers may shop with us and those who do shop may limit the amounts of their purchases. As a result, we could be required to take significant markdowns and/or increase our marketing and promotional expenses in response to the lower than anticipated levels of demand for our products. In addition, promotional and/or prolonged periods of deep discount pricing by our competitors could have a material adverse effect on our business. Also, as a result of adverse market, political or economic conditions, customers may delay or postpone indefinitely roll‑outs of new corporate wear programs, which could have a material adverse effect on our corporate apparel segment.

Economic conditions and regulatory changes leading up to and following the United Kingdom’s likely exit from the European Union could have a material adverse effect on our business and results of operations.

In June 2016, the UK held a referendum in which voters approved an exit from the European Union (the “E.U.”), commonly referred to as “Brexit.”  Negotiations are expected to commence to determine the future terms of the UK’s relationship with the E.U.

The announcement of Brexit adversely impacted global markets, including currencies, and resulted in a sharp decline in the value of the British pound, as compared to the U.S. dollar and other currencies. Volatility in exchange rates is expected to continue in the short term as the UK negotiates its exit from the European Union. A weaker British pound compared to the U.S. dollar during a reporting period causes local currency results of our UK operations to be translated into fewer U.S. dollars. In fiscal 2016, net sales of our UK operations constituted approximately 6% of our consolidated net sales.

Future adverse consequences arising from Brexit may include economic uncertainty, continued volatility in current exchange rates, potential changes to duties and tariffs and legal uncertainty and potentially divergent national laws and regulations as the UK determines which E.U. laws to replace or replicate. Any of these effects of Brexit, among others, could materially adversely affect our business, results of operations and financial condition.

We have experienced fluctuations in our sales and expect our sales to fluctuate in the future.

Our success depends in part on our ability to improve sales.  For example, if sales at Men’s Wearhouse were to decrease, the effect on our consolidated financial results would be more significant than if sales were to decrease at any of our other brands. We believe that a variety of factors affect our sales and comparable sales results including, but not limited to, consumer confidence and the level of consumer discretionary spending, changes in economic conditions and consumer disposable income, spending patterns and debt levels, consumer credit availability, weather conditions, the timing of certain holiday seasons, the number and timing of new store openings, changes in the popularity of a retail center, the timing and level of promotional pricing or markdowns, store closings, relocations and remodels, changes in fashion trends (including casualization of workplace attire) and our merchandise mix or other competitive factors. Comparable sales fluctuations may impact our ability to leverage our fixed direct expenses, including store rent and store asset depreciation, which may adversely affect our financial condition or results of operations.

Our business is seasonal.

Our sales and net earnings are subject to seasonal fluctuations. Our rental revenues are heavily concentrated in the second and third quarters (prom and wedding season) while the fourth quarter is considered the seasonal low point. In addition, Jos. A. Bank has historically experienced increased customer traffic during the holiday season and its increased marketing efforts during the holiday season have historically resulted in sales and net earnings generated in the fourth quarter, which are significantly larger as compared to the other three quarters. This trend did not occur in the fourth quarter of 2015 as a result of our decision to change the brand’s promotional cadence. However, the trend resumed in 2016 and we expect the trend to continue in the future. With respect to our corporate apparel sales and operating results, seasonal fluctuations are not significant but the acquisition of new customers or existing customer decisions to rebrand or revise their corporate wear programs can cause significant variations in period results. Because of these fluctuations in our sales, results for any quarter are not necessarily indicative of the results that may be achieved for the full year.

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

Retail apparel merchandise for our Men’s Wearhouse and Jos. A. Bank stores is received into our Houston, Texas or Hampstead and Eldersburg, Maryland distribution centers, where the inventory is then processed, sorted and either placed in back‑stock or shipped to our stores. In the majority of our larger markets, we also have separate hub facilities or space within certain stores used as redistribution facilities for their respective geographical areas. Our rental product is also stored in our Houston, Texas distribution center and, to a lesser extent, in five additional distribution facilities located in the U.S. and one in Canada. Merchandise for Moores is distributed from our distribution center in Montreal, Quebec. The majority of merchandise for our K&G stores is direct shipped by suppliers to the stores while the remainder is managed via a third‑party logistics firm. All corporate apparel merchandise is received into our distribution facilities located in Houston, Texas or Bakersfield, California for our U.S. operations and Long Eaton or Glasgow for our UK operations.

We depend in large part on the orderly operation of this receiving and distribution process, which depends, in turn, on adherence to shipping schedules, proper functioning of our information technology and inventory control systems and overall effective management of the distribution centers. Events, such as disruptions in operations due to fire or other catastrophic events, software malfunctions, employee matters or shipping problems, may result in delays in the delivery of merchandise to our stores. For example, given our proximity to the Texas gulf coast, it is possible that a hurricane or tropical storm could damage the Houston, Texas distribution center, result in extended power outages or flood roadways into and around the distribution centers, any of which would disrupt or delay deliveries to the Houston distribution center and to our stores.

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

As a result of our international operations and our sourcing of merchandise and rental product from suppliers located outside of the U.S., we face the possibility of greater losses from a number of risks inherent in doing business in international markets and from a number of factors which are beyond our control. Such factors that could harm our results of operations and financial condition include, among other things:

•	political instability, civil strife or insurrection, or acts of terrorism, which disrupt trade with the countries where we operate or in which our contractors, suppliers or customers are located;
•	recessions in foreign economies;
•	logistic and other challenges in managing our foreign operations;
•	imposition of new legislation or rules relating to imports that may limit the quantity of goods which may be imported into the U. S. from certain countries or regions;
•	obligations associated with being an importer of record, including monitoring and complying with all corresponding legal requirements;
•	imposition of new or higher duties, taxes and other charges on imports;
•	delays in shipping due to port security considerations or labor disputes;
•	issues relating to compliance with domestic or international labor standards which may result in adverse publicity;
•	migration of our manufacturers, which can affect where our raw materials and/or products are or will be produced;
•	volatile global economic, market or political environments;
•	volatile shipping availability, fuel supplies and related costs;
•	the fluctuation in the value of the U.S. dollar relative to the local currencies used by our suppliers;
•	increased difficulty in protecting our intellectual property rights in foreign jurisdictions; and
•	restrictions on the transfer of funds between the U.S. and foreign jurisdictions.

We are subject to import risks, including potential disruptions in supply, changes in duties, tariffs, quotas and export restrictions on imported merchandise, and economic, political or other problems in countries from or through which merchandise is sourced or imported.

A significant portion of the products sold in our stores and our corporate apparel operations are sourced from various foreign countries. Political or financial instability, war, civil strife, terrorism, trade restrictions, tariffs, currency exchange rates, transport capacity limitations, labor disruptions, and other factors relating to international trade are beyond our control and could affect the availability and the price of our inventory.  In addition, if we were unexpectedly required to change suppliers or if a supplier were unable to supply acceptable merchandise in sufficient quantities on acceptable terms, we could experience a disruption in the supply of merchandise.

We require our suppliers to operate in compliance with applicable laws and regulations and our internal policy requirements. Our business could be adversely affected if our suppliers do not comply with applicable legal requirements, our supplier policies and practices generally acceptable in the U.S. regarding social and ethical matters and acceptable labor and sourcing practices (collectively, “Supplier Requirements”).

The violation of our Supplier Requirements by any of our suppliers could disrupt our supply chain. In addition, any such violation could damage our reputation, which may result in decreased customer traffic to our stores, websites and call center. In the event of any violations, we may decide that it is necessary or desirable to seek alternative suppliers, which could adversely affect our business, financial condition and results of operations.

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

The increase in the costs of wool and other raw materials significant to the manufacturer of apparel and the costs of manufacturing could materially affect our results of operations to the extent they cannot be mitigated through price increases and relocation to lower cost sources of supply or other cost reductions. These increased costs could particularly impact our managed contract corporate apparel business which tends to have more long-term contractually committed customer sales arrangements with limited price flexibility.

Any significant interruption in raw materials could cause interruptions at our U.S. tailored clothing factory.

The principal raw material used by our U.S. tailored clothing factory is fabric. Most of the factory’s supply arrangements are seasonal. The factory does not have any long‑term agreements in place with its fabric suppliers; therefore, there can be no assurance that any of such suppliers will continue to do business with us in the future. If a particular mill were to experience a delay due to fire or natural disaster and become unable to meet the factory’s supply needs, it could take a period of up to several months for us to arrange for and receive an alternate supply of such fabric. In addition, import and export delays caused, for example, by an extended strike at the port of entry, could prevent the factory from receiving fabric or other raw materials shipped by its suppliers. Therefore, there could be a negative effect on the ability of the factory to meet its production goals if there is an unexpected loss of a supplier of fabric or other raw materials or a long interruption in shipments from any fabric or other raw material supplier.

Labor union disputes could impact our business.

Approximately 700 of our employees at the factory located in New Bedford, Massachusetts are members of Unite Here, a New England based labor union. Also, approximately 250 employees working in the Jos. A. Bank Hampstead, Maryland tailoring overflow shop and distribution centers are represented by the Mid‑Atlantic Regional Joint Board, Local 806 and, approximately 110 Jos. A. Bank sales associates in New York City and four surrounding New York counties are represented by Local 340, New York New Jersey Regional Joint Board, Workers United. Should a labor dispute arise, we could experience shortages in product to sell in our stores or disruptions in services.

In addition, our corporate apparel business sells uniforms to companies with union workforces.  It is possible that our corporate apparel business could be adversely impacted if a labor dispute arises between a company we supply uniforms to and its union.

Risks Associated with Our Information Technology Systems

We rely on various information technology systems to manage our operations. Information technology systems are subject to numerous risks including unanticipated operating problems, system failures, rapid technological change, failure of the systems that operate as anticipated, reliance on third‑party computer hardware, network and software providers, computer viruses, telecommunication failures, data breaches, denial of service attacks, spamming, phishing attacks, computer hackers and other similar disruptions, any of which could materially adversely impact our consolidated financial condition and results of operations. Additional risks include, but are not limited to, the following:

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

We are subject to cybersecurity risks. Cybersecurity refers to the combination of technologies, processes, and procedures established to protect information technology systems and data from unauthorized access, attack, exfiltration, or damage. As part of our normal operations, we maintain and transmit confidential information about our customers as well as proprietary information relating to our business operations. While we have implemented measures reasonably designed to prevent security breaches and cyber incidents, our systems or our third‑party service providers’ systems may still be vulnerable to privacy and security incidents including attacks by unauthorized users, corruption by computer viruses or other malicious software code, emerging cybersecurity risks, inadvertent or intentional release of confidential or proprietary information, or other similar events. The occurrence of any security breach involving the misappropriation, loss or other unauthorized disclosure of information about us or our customers, whether by us or by one of our third‑party service providers, could, among other things:

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

In this respect, credit card companies required businesses that accept their credit cards to implement chip card recognition systems by October 2015.  Because of delays caused by supplier software and the certification process of chip technology, we expect to complete the implementation of the chip technology during 2017.  As a result, in the event of a data breach before we have the technology in place, we may face liabilities as a result of non-compliance.

Furthermore, the storage and transmission of such data is regulated at the international, federal, state and local levels. Privacy and information security laws and regulation changes, and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. If we or our employees fail to comply with these laws and regulations or experience a data security breach, our reputation could be damaged, possibly resulting in lost future business, and we could be subjected to fines, penalties, administrative orders and other legal risks as a result of a breach or non‑compliance.

Other Risks Affecting Our Business

Our business is subject to numerous other risks that could materially adversely impact our consolidated financial condition and results of operations. These risks include, but are not limited to, the following:

We may be negatively impacted by competition.

Both the men’s retail and the corporate apparel industries are highly competitive with numerous participants. We compete with traditional department stores, other specialty men’s clothing stores, online retailers, online tuxedo rental providers, off‑price retailers, manufacturer‑owned and independently‑owned outlet stores and their e‑commerce channels, independently owned tuxedo rental stores and other corporate apparel providers. In addition, some of our primary competitors sell their products in stores that are located in the same shopping malls or retail centers as our stores, which results in competition for favorable site locations and lease terms in these shopping malls and retail centers. Increased competition or our failure to meet these competitive challenges could result in price reductions, increased marketing expenditures and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Moores, our Canadian subsidiary, conducts most of its business in Canadian dollars (“CAD”) but purchases a significant portion of its merchandise in U.S. dollars. The exchange rate between CAD and U.S. dollars has fluctuated historically. Over the past several years, the value of the CAD against the U.S. dollar has weakened. If this valuation does not improve, then the revenues and earnings of our Canadian operations will be reduced when they are translated to U.S. dollars. Also, the value of our Canadian net assets as expressed in U.S. dollars may decline. Moores utilizes foreign currency hedging contracts related to its merchandise purchases to limit exposure to changes in U.S. dollar/CAD exchange rates; however, these hedging activities may not adequately protect our Canadian operations from exchange rate risk.

Our UK‑based corporate apparel operations sell their products and conduct their business primarily in British pounds (“GBP”) but purchase most of their merchandise in U.S. dollars or Euros. Historically, the exchange rate between the GBP, Euro and U.S. dollar has fluctuated.  In addition, as a result of the Brexit vote, the value of the GBP against the U.S. dollar has weakened significantly in 2016.  A decline in the value of the GBP as compared to the Euro or U.S. dollar may adversely impact our UK operating results as the cost of merchandise purchases will increase, particularly in relation to longer term customer contracts that have little or no pricing adjustment provisions, and the revenues and earnings of our UK operations will be reduced when they are translated to U.S. dollars. Also, the value of our UK net assets as expressed in U.S. dollars may decline. From time to time, we may utilize foreign currency hedging contracts as well as price renegotiations to limit exposure to some of this risk; however, these activities may not adequately protect our UK operations from exchange rate risk.

Compliance with ever-changing legal, regulatory and corporate governance requirements and standards for accounting could result in increased administrative expenses or litigation and could adversely impact our business, results of operations and reported financial results.

Our policies, procedures and internal controls are designed to help us comply with all applicable laws, regulations, accounting and reporting requirements, including those imposed by the Sarbanes‑Oxley Act of 2002, the Dodd‑Frank Wall Street Reform and Consumer Protection Act, the Affordable Care Act, the payment card industry (PCI), the Public Company Accounting Oversight Board, the SEC and the NYSE. In addition, our business is subject to laws, rules and regulations promulgated by international, national, state and local authorities, including laws, rules and regulations relating to privacy, use of consumer information, credit cards and advertising. All of these laws, rules and regulations and their interpretation are subject to change and often their application may be unclear. As a result, from time to time, we are subject to inquiries, investigations, and/or litigation, including class action lawsuits, and administrative actions related to compliance with these laws, rules and regulations.

Shareholder activism, the current political environment, financial reform legislation and the current high level of government intervention and regulatory reform has led, and may continue to lead, to substantial new regulations and compliance obligations. Any changes in regulations, the imposition of additional regulations or the enactment of any new legislation that affects employment and labor, trade, product safety, transportation and logistics, health care, privacy, or environmental issues, among other things, may increase the complexity of the regulatory environment in which we operate and the related cost of compliance.

Failure to comply with the various laws and regulations, as well as changes in laws and regulations, could have an adverse impact on our reputation, financial condition or results of operations.

Changes in applicable tax regulations and resolutions of tax disputes could negatively affect our financial results.

We are subject to taxation in the U.S. and numerous foreign jurisdictions. We record tax expense based on our estimates of future payments, which include reserves for estimates of probable settlements of foreign and domestic tax audits. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. As a result, we expect that throughout the year there could be ongoing variability in our quarterly tax rates as taxable events occur and exposures are evaluated. In addition, our effective tax rate in any given financial reporting period may be materially impacted by changes in the mix and level of earnings or losses by taxing jurisdictions or by changes to existing accounting rules or regulations.

In addition, the U.S. is considering corporate tax reform which may significantly decrease the corporate tax rate and also impose a border adjustment tax, which would either disallow tax deductions on imported goods, impose a tax directly on imported goods, or impose unilateral tariffs any of which could have a material adverse effect on our business, financial condition and results of operations.  Moreover, U.S. corporate tax reform could impact domestic tax incentives and credits, repeal other aspects of the income tax code or eliminate deferrals on un-repatriated earnings for which we have not previously provided U.S. taxes, all of which could cause us to reexamine our existing operations as part of our overall review of tax reform.

Changes to accounting standards and estimates could materially impact our results of operations, financial position, and cash flows.

Generally accepted accounting principles and the related authoritative guidance for many aspects of our business, including revenue recognition, inventories, goodwill and intangible assets, leases and income taxes, are complex, continually evolving and involve subjective judgments. For example, recently issued authoritative guidance for lease accounting will have a material impact on our financial position or cause the perception that we are more highly leveraged. These and other future changes in accounting rules or changes in the underlying estimates, assumptions or judgments by our management could have a material impact on our results of operations, financial position and cash flows.

We could incur losses due to impairment on long‑lived assets, goodwill and intangible assets.

Under generally accepted accounting principles, we review our long‑lived assets for impairment whenever economic events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Identifiable intangible assets with an indefinite useful life, including goodwill, are not amortized but are evaluated annually for impairment. A more frequent evaluation is performed if events or circumstances indicate that impairment could have occurred. In fiscal 2015, we recorded $1.24 billion of goodwill and intangible asset impairment charges related to Jos. A. Bank. In the future, significant negative industry or general economic trends, disruptions to our business and unexpected significant changes or planned changes in our use of the assets may result in additional impairments to our goodwill, intangible assets and other long‑lived assets. Any reduction in or impairment of the value of goodwill or intangible assets will result in a charge against earnings, which could have a material adverse impact on our reported results of operations and financial condition.

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

In connection with the acquisition of Jos A. Bank, we entered into a $1.1 billion aggregate principal amount senior secured facility (the “Term Loan Facility”) and a $500.0 million asset‑based revolving facility (the “ABL Facility” together with the Term Loan Facility, the “Credit Facilities”). In addition, we issued $600.0 million in aggregate principal amount of our 7.0% Senior Notes due 2022 (the “Senior Notes”). After entering into the Credit Facilities and completing the offering of the Senior Notes, our indebtedness has increased substantially. As of January 28, 2017, our total indebtedness is approximately $1.6 billion. In addition, we have up to $414.8 million of additional borrowing availability under the ABL Facility, excluding letters of credit totaling approximately $29.4 million issued and outstanding.

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

•	restricting us from making strategic acquisitions or causing us to make non‑strategic divestitures;
•	limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; and
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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the Credit Facilities and the indenture governing the Senior Notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and, under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. If new debt is added to our and our subsidiaries’ existing debt levels, the related risks that we now face would increase. In addition, the Credit Facilities and the indenture governing the Senior Notes will not prevent us from incurring obligations that do not constitute indebtedness under those agreements. As of January 28, 2017, we have up to $414.8 million of additional borrowing availability under the ABL Facility, excluding letters of credit totaling approximately $29.4 million issued and outstanding.

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

For example, at January 28, 2017, cash and cash equivalents held by foreign subsidiaries totaled $68.0 million. Under current tax laws and regulations, if cash and cash equivalents held outside the U.S. are repatriated to the U.S., in certain circumstances we may be subject to additional U.S. income taxes and foreign withholding taxes. We currently do not intend to repatriate amounts held by foreign subsidiaries. As such, amounts held by our foreign subsidiaries are not expected to be available to repay our indebtedness.

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

These covenants could have the effect of limiting our flexibility in planning for or reacting to changes in our business and the markets in which we compete. In addition, the ABL Facility requires us to comply with a financial maintenance covenant under certain circumstances. Operating results below current levels or other adverse factors, including a significant increase in interest rates, could result in our being unable to comply with the financial covenants contained in the ABL Facility, if applicable. If we violate this covenant and are unable to obtain a waiver from our lenders, our debt under the ABL Facility would be in default and could be accelerated by our lenders. Because of cross‑default provisions in the agreements and instruments governing our indebtedness, a default under one agreement or instrument could result in a default under, and the acceleration of, our other indebtedness. In addition, the lenders under the Credit Facilities could proceed against the collateral securing that indebtedness.

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

We are exposed to interest rate risk through our variable rate borrowings under the Credit Facilities. Borrowings under such facilities bear interest at a variable rate, based on a LIBOR rate, plus an applicable margin. Interest rates are currently at relatively low levels. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Assuming all capacity under the ABL Facility is fully drawn, each one percentage point change in interest rates would result in approximately a $5.0 million change in annual interest expense. Assuming LIBOR surpassed the 1% LIBOR floor provision on our Term Loan, we would be exposed to interest rate risk on such Term Loan. To partially mitigate such interest rate risk, we entered into an interest rate swap to exchange variable interest rate payments for fixed interest rate payments for a portion of the outstanding Term Loan balance. At January 28, 2017, the notional amount of the interest rate swap totaled $330.0 million. In addition, we entered into the Incremental Facility Agreement No. 1 to the credit agreement governing the Term Loan to refinance $400.0 million principal amount of term loans that bore interest at a variable rate with $400.0 million principal amount of new term loans, which bear interest at a fixed rate of 5.0% per annum. After consideration of the swap and the refinancing, each one percentage point change in interest rates would result in an approximate $3.2 million change in annual interest expense on our Term Loan.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

As of January 28, 2017, we operated 1,541 retail apparel and tuxedo rental stores in 50 states, the District of Columbia and Puerto Rico and 126 retail apparel stores in ten Canadian provinces.  As of January 28, 2017, our stores aggregated approximately 9.5 million square feet.  Almost all of these stores, excluding our tuxedo shops within Macy’s, are leased, generally for five to ten year initial terms with one or more renewal options after our initial term.  The tuxedo shops within Macy’s were opened pursuant to a licensing agreement. The following tables set forth the location, by state, territory or province, of these stores:

		Men’s	Tuxedo
	Men’s	Wearhouse	Shops @	Jos. A.
United States	Wearhouse(1)	and Tux	Macy’s	Bank	K&G	Total
California	80	3	27	29	1	140
Texas	62	1	15	47	12	137
Florida	47	6	12	39	5	109
New York	43	1	12	26	4	86
Pennsylvania	29	5	7	30	3	74
Illinois	32	4	5	22	6	69
Ohio	24	4	6	21	5	60
New Jersey	18	2	8	23	5	56
Virginia	19	4	5	25	3	56
Maryland	18	3	6	21	6	54
Georgia	20	1	6	21	5	53
Michigan	23	5	4	14	7	53
Massachusetts	23	2	5	19	3	52
North Carolina	17	5	3	23	4	52
Washington	16	1	6	6	2	31
Colorado	14	1	2	9	3	29
Connecticut	12	1	3	11	2	29
Tennessee	14		4	9	2	29
Indiana	13	1	1	10	2	27
Missouri	13	1	3	9	1	27
Minnesota	14		4	5	2	25
Alabama	11		2	10	1	24
Arizona	15		2	7		24
South Carolina	11	2	1	9	1	24
Louisiana	12	1	2	4	3	22
Wisconsin	13		2	4	1	20
Kentucky	7	1	2	6		16
Oregon	11		2	2		15
Kansas	6	2	1	4	1	14
Utah	8		1	4		13
Iowa	9			2		11
Nevada	6		2	3		11
Oklahoma	5			5	1	11
Mississippi	6			3		9
New Hampshire	5			4		9
Arkansas	5			3		8
Nebraska	4			3		7
Rhode Island	1	1	2	3		7
Delaware	3		1	2		6
District of Columbia	2		1	3		6
New Mexico	4			2		6
Idaho	3		1	1		5
West Virginia	2			3		5
Puerto Rico	2		2			4
Maine	2		1			3
North Dakota	3					3
Alaska	2					2
Hawaii	1		1			2
Montana	2					2
South Dakota	2					2
Vermont	1					1
Wyoming	1					1
Total	716	58	170	506	91	1,541

(1)	Includes one Joseph Abboud store in New York.

Canada	Moores
Ontario	54
Quebec	25
British Columbia	16
Alberta	15
Manitoba	5
Nova Scotia	4
New Brunswick	3
Saskatchewan	2
Newfoundland	1
Prince Edward Island	1
Total	126

We own or lease properties in various parts of the U.S. and Canada to facilitate the distribution of retail and rental product to our stores. We own or lease properties in Houston, Texas, Hampstead and Eldersburg, Maryland and, to facilitate the distribution of our corporate apparel product, various parts of the UK. Total leased and owned space for distribution is approximately 2.3 million square feet and 3.2 million square feet, respectively.

In addition, we have primary office locations in Houston, Texas, Fremont, California, New York, New York and Hampstead, Maryland with additional satellite offices in other parts of the U.S., Canada, Europe and Asia. We lease approximately 0.5 million square feet and own approximately 0.3 million square feet of office space.

ITEM 3.  LEGAL PROCEEDINGS

We are involved in various routine legal proceedings, including ongoing litigation. Management believes that none of these matters will have a material adverse effect on our financial position, results of operations or cash flows. See Note 18 of Notes to Consolidated Financial Statements for a discussion of our legal proceedings.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Through January 29, 2016, our common stock traded on the NYSE under the symbol “MW”. Beginning on February 1, 2016, Tailored Brands replaced Men’s Wearhouse as the publicly held corporation and its common stock trades on the NYSE under the trading symbol “TLRD”.

The following table sets forth, on a per share basis for the periods indicated, the high and low sale prices per share for our common stock as reported by the NYSE and the quarterly dividends declared on each share of common stock:

	High	Low	Dividend
Fiscal Year 2016
First quarter	$19.21	$11.68	$0.18
Second quarter	17.93	10.90	0.18
Third quarter	17.38	13.06	0.18
Fourth quarter	28.76	14.12	0.18
Fiscal Year 2015
First quarter	$57.83	$45.89	$0.18
Second quarter	66.18	56.88	0.18
Third quarter	60.02	37.46	0.18
Fourth quarter	41.94	9.95	0.18

On March 17, 2017, there were approximately 840 shareholders of record and approximately 12,600 beneficial shareholders of our common stock.

The quarterly cash dividend of $0.18 per share declared by our Board of Directors (the “Board”) in January 2017 is payable on March 24, 2017 to shareholders of record on March 14, 2017.

The Credit Facilities and the indenture governing the Senior Notes contain covenants that, among other things, limit the Company’s ability to pay dividends on the Company’s common stock in excess of $10.0 million per quarter. See Note 6 of Notes to Consolidated Financial Statements for additional information on our financing arrangements.

The information required by this item regarding securities authorized for issuance under equity compensation plans is incorporated by reference from Item 12 of this Form 10‑K.

Issuer Purchases of Equity Securities

We did not purchase any of our equity securities during the fourth quarter of fiscal 2016. In March 2013, the Board approved a share repurchase program for our common stock. At January 28, 2017, the remaining balance available under the Board’s authorization was $48.0 million.

Sales of Unregistered Securities

During fiscal 2015 and 2014, we issued 8,804 and 8,805 shares of common stock, respectively, to Joseph Abboud pursuant to the terms of the consulting agreement between the Company and Mr. Abboud. The shares of common stock were not registered under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to the exemption from registration requirements provided by Section 4(a)(2) of the Securities Act, as a transaction by an issuer not involving a public offering. The offering was not a “public offering” as defined in Section 4(a)(2) due to the insubstantial number of persons involved in the transaction, size of the offering, manner of the offering and number of securities offered.

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

The following graph compares, as of each of the dates indicated, the percentage change in the Company’s cumulative total shareholder return on the Common Stock with the cumulative total return of the S&P 500 Index and a subset of companies in the S&P Retail Select Index (“Select Group”).

The graph assumes that the value of the investment in our Common Stock and each index was $100 at January 28, 2012 and that all dividends paid by those companies included in the indices were reinvested.

	January 28,	February 2,	February 1,	January 31,	January 30,	January 28,
	2012	2013	2014	2015	2016	2017
Measurement Period (Fiscal Year Covered)
Tailored Brands, Inc.	$100.00	$86.34	$144.80	$142.13	$42.86	$63.57
S&P 500 Index	100.00	117.61	141.49	161.61	160.54	194.04
Select Group(1)	100.00	130.78	147.52	177.79	180.83	177.01

(1)

For purposes of this graph, the select group currently consists of the following companies: Abercrombie & Fitch Co., American Eagle Outfitters, Inc., Ascena Retail Group, Inc., Burlington Stores, Inc., Caleres, Inc., Chico’s FAS, Inc., DSW, Inc., Express, Inc., Finish Line, Inc., Foot Locker, Inc., Francesca’s Holdings Corporation, Genesco, Inc., Guess?, Inc., L Brands, Inc., Ross Stores, Inc., Shoe Carnival, Inc., The Buckle, Inc., The Cato Corporation, The Children’s Place, Inc., The Gap, Inc., The TJX Companies, Inc., Urban Outfitters, Inc. and Zumiez, Inc.

The foregoing graph is based on historical data and is not necessarily indicative of future performance.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected statement of earnings (loss) data and, balance sheet and cash flow information for the fiscal years indicated has been derived from our audited consolidated financial statements. The Selected Financial Data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes thereto. References herein to years are to the Company’s 52‑week or 53‑week fiscal year, which ends on the Saturday nearest January 31 in the following calendar year. For example, references to “2016” mean the fiscal year ended January 28, 2017. All fiscal years for which financial information is included herein had 52 weeks with the exception of fiscal 2012, which ended on February 2, 2013 and had 53 weeks.

As a result of the acquisitions of Jos. A. Bank on June 18, 2014 and JA Holding on August 6, 2013, the statements of earnings (loss) data and cash flow information below for the years ended January 28, 2017, January 30, 2016, January 31, 2015, and February 1, 2014, include the results of operations and cash flows, since each respective acquisition date. In addition, the balance sheet information below as of January 28, 2017, January 30, 2016, January 31, 2015, and February 1, 2014 includes the fair values of the assets acquired and liabilities assumed from the acquisition date for Jos. A. Bank and JA Holding.

	2016	2015	2014	2013	2012
	(Dollars and shares in thousands, except per share and per
	square foot data)
Statement of Earnings (Loss) Data:
Total net sales	$3,378,703	$3,496,271	$3,252,548	$2,473,233	$2,488,278
Total gross margin	1,441,468	1,484,423	1,358,614	1,089,010	1,108,148
Goodwill and intangible asset impairment charges(1)	—	1,243,354	—	11,349	—
Operating income (loss)	132,826	(1,077,296)	73,210	129,628	198,568
Net earnings (loss) attributable to common shareholders	24,956	(1,026,719)	(387)	83,791	131,716
Per Common Share Data:
Diluted net earnings (loss) per common share allocated to common shareholders	$0.51	$(21.26)	$(0.01)	$1.70	$2.55
Cash dividends declared	$0.72	$0.72	$0.72	$0.72	$0.72
Weighted-average common shares outstanding—diluted	48,786	48,288	47,899	49,162	51,026
Operating Information:
Percentage increase/(decrease) in comparable sales(2):
Men’s Wearhouse	(0.6)%	4.9%	3.9%	0.7%	4.8%
Jos. A. Bank	(9.5)%	(16.3)%	—	—	—
Moores	(2.6)%	(1.7)%	8.6%	(4.1)%	1.5%
K&G	(2.4)%	5.0%	3.7%	(5.5)%	(4.3)%
Average net sales per square foot(3):
Men’s Wearhouse	$407	$411	$399	$386	$389
Jos. A. Bank	$252	$261	—	—	—
Moores	$368	$370	$372	$345	$361
K&G	$156	$160	$152	$145	$153
Average square footage(4):
Men’s Wearhouse	5,620	5,642	5,667	5,710	5,721
Men’s Wearhouse and Tux	1,483	1,397	1,387	1,387	1,372
Jos. A. Bank	4,715	4,665	4,653	—	—
Moores	5,897	6,289	6,334	6,358	6,362
K&G	23,226	23,619	23,784	23,710	23,704

	2016	2015	2014	2013	2012
	(Dollars in thousands)
Number of retail stores:
Open at beginning of the period	1,724	1,758	1,124	1,143	1,166
Acquired from Jos. A. Bank(5)	—	—	624	—	—
Opened(6)	178	42	60	25	37
Closed	(235)	(76)	(50)	(44)	(60)
Open at end of the period	1,667	1,724	1,758	1,124	1,143
Men’s Wearhouse(7)	716	714	698	661	638
Men’s Wearhouse and Tux	58	160	210	248	288
Tuxedo Shops @ Macy’s	170	12	—	—	—
Jos. A. Bank(5)	506	625	636	—	—
Moores	126	124	123	121	120
K&G	91	89	91	94	97
Total	1,667	1,724	1,758	1,124	1,143
Cash Flow Information:
Capital expenditures	$99,694	$115,498	$96,420	$108,200	$121,433
Depreciation and amortization	115,205	132,329	112,659	88,749	84,979
Repurchases of common stock	—	277	251	152,129	41,296

	January 28,	January 30,	January 31,	February 1,	February 2,
	2017	2016	2015	2014	2013
Balance Sheet Information:
Cash and cash equivalents	$70,889	$29,980	$62,261	$59,252	$156,063
Inventories	955,512	1,022,504	938,336	599,486	556,531
Working capital	705,797	723,593	752,261	479,808	560,970
Total assets	2,097,872	2,244,319	3,508,212	1,555,230	1,496,347
Long-term debt, including current portion	1,595,529	1,655,924	1,648,686	97,500	—
Total (deficit) equity	(107,618)	(100,086)	969,789	1,023,149	1,109,235

(1)	See Note 3 to the consolidated financial statements for additional information.
(2)

Comparable sales data is calculated by excluding the net sales of a store for any month of one period if the store was not owned or open throughout the same month of the prior period and, beginning in 2013, include e‑commerce net sales. We operate our business using an omni‑channel approach and do not differentiate e‑commerce sales from our other channels. Comparable sales percentages for Moores are calculated using Canadian dollars. Comparable sales for Jos. A. Bank are calculated in the same manner as our other brands except that for fiscal 2015, it is based on Jos. A. Bank’s entire fiscal 2014, a portion of which was prior to our acquisition on June 18, 2014.  In addition, as a result of our decision to close all factory stores at Jos. A. Bank, we have excluded the results of these stores from our comparable sales calculation for Jos. A. Bank for all periods presented.

(3)

Average net sales per square foot is calculated by dividing total square footage for all stores owned or open the entire year into net sales for those stores. The calculation for Men’s Wearhouse includes Men’s Wearhouse and Tux stores and excludes tuxedo shops within Macy’s.  For comparability purposes, the calculation for Jos. A. Bank excludes factory stores for all periods presented.  The calculation for Moores is based upon the Canadian dollar. For fiscal 2012, the calculation excludes total sales for the 53rd week.

(4)

Average square footage is calculated by dividing the total square footage for all stores open at the end of the period by the number of stores open at the end of such period.  For comparability purposes, the Jos. A. Bank information excludes factory stores for all periods presented.

(5)	For 2016, 2015 and 2014 excludes 14, 14 and 15 franchise stores, respectively.
(6)	For 2016 and 2015 includes 158 and 12 tuxedo shops within Macy’s, respectively.
(7)	For 2016 and 2015, includes one Joseph Abboud store.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Background

Effective January 31, 2016, Tailored Brands, Inc., a Texas corporation (“Tailored Brands”), became the successor reporting company to The Men’s Wearhouse, Inc., pursuant to a holding company reorganization. We are a leading authority on helping men dress for work, special occasions and everyday life. We serve our customers through an expansive omni-channel network that includes over 1,600 locations in the U.S. and Canada as well as our branded e-commerce websites.

On June 18, 2014, we acquired 100% of the outstanding common stock of Jos. A. Bank, a men’s specialty apparel retailer, for approximately $1.8 billion. As a result, the comparability of our results is affected by the inclusion of Jos. A. Bank’s results for the entire fiscal years of 2016 and 2015 while fiscal 2014’s operations include Jos. A. Bank’s results beginning on June 18, 2014.

On June 10, 2015, we entered into an agreement with Macy’s, Inc. to operate men’s tuxedo rental shops inside 300 Macy’s department stores. In addition, we agreed to collaborate with Macy’s to develop an online tuxedo rental shop.  As of January 28, 2017, we operated 170 tuxedo shops within Macy’s stores under the name “The Tuxedo Shop @ Macy’s.” We are actively engaged in discussions with Macy’s to restructure our agreement.  In the meantime, we have agreed with Macy’s to put the opening of the additional 130 contracted stores on hold while we explore a potentially new model.

We operate two reportable segments as determined by the way we manage, evaluate and internally report our business activities: Retail and Corporate Apparel.  In 2016, we revised our segment reporting presentation to reflect changes in how we manage our business, including resource allocation and performance assessment.  Specifically, we are now presenting expenses related to our shared services platform separately from the results of our operating segments to promote enhanced comparability of our operating segments.  Previously, these shared service expenses were primarily included in our retail segment.  Comparable prior period information has been recast to reflect our revised segment presentation.    See Item 1, “Business” of this Annual Report on Form 10‑K as well as Note 17 of Notes to Consolidated Financial Statements and the discussion included in “Results of Operations” below for additional information and disclosures regarding our reporting segments.

Summary of Financial Performance

Fiscal 2016 was a year of significant strategic progress for Tailored Brands as we executed on our plans to right-size our store base, optimize our cost structure, and return Jos. A. Bank to a path of sustained profitable growth.  We delivered on our operational initiatives that we established for 2016. We closed 233 stores under our store rationalization program, we achieved over  $60 million in cost savings through our profit improvement plan, and we stabilized and began to turn around Jos. A. Bank.  With a focus on continued operational excellence, we have built a strong foundation for future growth.

Unfortunately, the challenging retail environment resulted in soft traffic across our retail brands, which drove lower than anticipated full year net sales and gross margins in fiscal 2016.  In addition, during fiscal 2016, our tuxedo shops within Macy’s did not ramp as we expected.  We are actively engaged in discussions with Macy’s to restructure our agreement.  Given current and forecasted results and the likelihood that a restructured agreement will involve a different operating model, we recorded an asset impairment charge of $14.0 million in fiscal 2016 related to fixed assets in the tuxedo shops within Macy’s.  In addition, during fiscal 2016, our operating loss for the tuxedo shops within Macy’s was approximately $14.0 million, excluding the asset impairment charge described above.

Key operating metrics for the year ended January 28, 2017 include:

•	Net sales decrease of 3.4%.
•	Comparable sales at Men’s Wearhouse, Jos. A. Bank, Moores and K&G decreased 0.6%, 9.5%, 2.6% and 2.4%, respectively.
•	Operating income of $132.8 million, compared to operating loss of $1,077.3 million in fiscal 2015, which includes goodwill and intangible asset impairment charges of $1,243.4 million.
•	Diluted earnings per share of $0.51 compared to diluted loss per share of $21.26 in fiscal 2015.

Key liquidity metrics for the year ended January 28, 2017 include:

•	Cash provided by operating activities was $242.6 million in fiscal 2016 compared to $131.7 million in fiscal 2015.
•	Capital expenditures were $99.7 million in fiscal 2016 compared to $115.5 million in fiscal 2015.

•	We repaid $42.5 million on our term loan, repurchased and retired $25.0 million of our senior notes and had no borrowings outstanding on our revolving credit facility as of January 28, 2017.
•	Dividends paid totaled $35.2 million in fiscal 2016.

Items Affecting Comparability of Results

The comparability of our results has been impacted by certain items primarily restructuring and other costs reflecting costs related to our store rationalization program and profit improvement programs, asset impairment charges including for tuxedo shops within Macy’s, the 2015 impairment of Jos. A. Bank’s goodwill and other intangible assets, and acquisition and integration costs for Jos. A. Bank. A summary of the effect of these items on pretax income for each applicable fiscal year is presented below (dollars in millions):

	Fiscal Year
	2016	2015	2014
Impairment of Jos. A. Bank goodwill and intangible assets	$—	$1,243.4	$—
Restructuring and other charges	68.1	35.9	—
Asset impairment charges related to tuxedo shops within Macy's	14.0	—	—
Acquisition and integration costs related to Jos. A. Bank	8.8	18.7	95.0
Purchase accounting adjustment for the step up of Jos. A. Bank inventory	—	0.9	33.5
Other purchase accounting related charges	—	9.8	5.4
Costs related to a licensee arbitration award	—	—	42.6
Acquisition and integration costs related to JA Holding	—	—	3.7
(Gain) loss on extinguishment of debt	(1.7)	12.7	2.2
Other costs including various strategic projects, separation costs with former executives, cost reduction initiatives and asset impairment charges(1)	5.4	7.1	4.2
Total	$94.6	$1,328.5	$186.6

(1)	Includes $1.8 million gain on the sale of property in 2015 and $3.4 million gain on settlement of litigation in 2014.

The following table summarizes the costs in the above table by line item in our statements of earnings (loss):

	Fiscal Year
	2016	2015	2014
Cost of sales	$(1.3)	$14.4	$43.3
Selling, general and administrative expenses	78.2	30.8	141.1
Goodwill and intangible asset impairment charges	—	1,243.4	—
Asset impairment charges	19.4	27.2	—
(Gain) loss on extinguishment of debt	(1.7)	12.7	2.2
Total	$94.6	$1,328.5	$186.6

2017 Initiatives

Our 2017 strategy includes reinvestment of some of the cost savings we achieved in 2016 to support our omni-channel strategies.  The demand for convenience, a more personalized experience, and casual wardrobe options has never been more pronounced.  In response, we expect to improve our online customer experience with new features and functionality to create more personalized interactions with our customers, shift our marketing strategies to drive customer traffic and promote greater awareness of our exclusive offerings, including custom clothing.

Store Information

During fiscal 2016, we opened 178 stores/tuxedo shops (158 shops within Macy’s stores, 13 Men’s Wearhouse stores, three Jos. A. Bank stores, two Moores stores and two K&G stores) and closed 235 stores (122 Jos. A. Bank stores, 102 Men’s Wearhouse and Tux stores, and 11 Men’s Wearhouse stores).  The closure of the 235 stores was largely the result of our store rationalization strategy, which we believe is important to our long‑term profitability as it eliminated underperforming stores and re‑balanced the store fleet and cost structure.  In the future, we will continue to monitor our store fleet for opportunities to optimize our cost structure.

In fiscal 2017, we plan to open two Men’s Wearhouse stores and to relocate approximately 15 stores, primarily at Men’s Wearhouse.  We also plan to close eight Jos. A. Bank stores and three Men’s Wearhouse and Tux stores.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	Fiscal Year(1)
	2016	2015	2014
Net sales:
Retail clothing product	72.4%	74.4%	72.7%
Rental services	13.5	12.7	13.6
Alteration and other services	5.8	6.0	5.7
Total retail sales	91.7	93.0	92.1
Corporate apparel clothing product	8.3	7.0	7.9
Total net sales	100.0%	100.0%	100.0%
Cost of sales(2):
Retail clothing product	44.7	44.6	46.4
Rental services	18.1	17.3	19.2
Alteration and other services	70.2	69.7	71.8
Occupancy costs	13.9	14.0	13.2
Total retail cost of sales	56.3	56.5	57.2
Corporate apparel clothing product	68.7	71.1	70.2
Total cost of sales	57.3	57.5	58.2
Gross margin(2):
Retail clothing product	55.3	55.4	53.6
Rental services	81.9	82.7	80.8
Alteration and other services	29.8	30.3	28.2
Occupancy costs	(13.9)	(14.0)	(13.2)
Total retail gross margin	43.7	43.5	42.8
Corporate apparel clothing product	31.3	28.9	29.8
Total gross margin	42.7	42.5	41.8
Advertising expense	5.6	5.9	5.2
Selling, general and administrative expenses	32.5	31.1	34.3
Goodwill and intangible asset impairment charges	—	35.6	—
Asset impairment charges	0.6	0.8	0.0
Operating income (loss)	3.9	(30.8)	2.3
Interest income	0.0	0.0	0.0
Interest expense	(3.1)	(3.0)	(2.0)
Gain (loss) on extinguishment of debt, net	0.1	(0.4)	(0.1)
Earnings (loss) before income taxes	0.9	(34.2)	0.2
Provision (benefit) for income taxes	0.2	(4.8)	0.2
Net earnings (loss) including non-controlling interest	0.7	(29.4)	(0.0)
Net earnings attributable to non-controlling interest	—	—	(0.0)
Net earnings (loss) attributable to common shareholders	0.7%	(29.4)%	(0.0)%

(1)	Percentage line items may not sum to totals due to the effect of rounding.
(2)	Calculated as a percentage of related sales.

2016 Compared with 2015

Net Sales

Total net sales decreased $117.6 million, or 3.4%, to $3,378.7 million for fiscal 2016 as compared to fiscal 2015.

Total retail sales decreased $154.1 million, or 4.7%, to $3,098.4 million for fiscal 2016 as compared to fiscal 2015 due mainly to a $154.0 million decrease in retail clothing product revenues primarily at our Jos. A. Bank brand as we transitioned away from the Jos. A. Bank historical promotional model.  Total retail sales were also impacted by a $14.2 million decrease in alteration and other services offset by a $14.1 million increase in rental services revenues. The net decrease in total retail sales is attributable to the following:

(in millions)	Amount attributed to
$(9.7)	0.6% decrease in comparable sales at Men’s Wearhouse.
(70.8)	9.5% decrease in comparable sales at Jos.A. Bank.
(5.5)	2.6% decrease in comparable sales at Moores.(1)
(7.6)	2.4% decrease in comparable sales at K&G.
(37.5)	Decrease in non-comparable sales (primarily due to closed stores).
(3.7)	Decrease in net sales resulting from change in U.S./Canadian dollar exchange rate.
(19.3)	Other (primarily decrease in alteration revenue).
$(154.1)	Decrease in total retail sales.

(1)	Comparable sales percentages for Moores are calculated using Canadian dollars.

Comparable sales exclude the net sales of a store for any month of one period if the store was not owned or open throughout the same month of the prior period and include e‑commerce net sales. We operate our business using an omni‑channel approach and do not differentiate e‑commerce sales from our other channels.

The decrease in comparable sales at Men’s Wearhouse resulted primarily from decreased average transactions per store that more than offset increased average unit retail (net selling prices) while units per transaction were essentially flat. The decrease at Jos. A. Bank was driven by decreased average transactions per store that more than offset increased units per transaction and a slight increase in average unit retail. The decrease at Moores was driven by decreased average transactions per store and units per transaction that more than offset increased average unit retail. The decrease at K&G was driven by decreased average transactions per store that more than offset increased units per transaction and average unit retail. At Men’s Wearhouse, rental service comparable sales increased 3.0% primarily due to an increase in rental rates.

Total corporate apparel clothing product sales increased $36.5 million to $280.3 million for fiscal 2016 as compared to fiscal 2015 primarily due to the impact of a large new uniform program.  The rollout of the new uniform program commenced in June 2016, was completed during the third quarter of 2016 and has now transitioned to a standard replenishment phase.  The increase in corporate apparel sales was partially offset by the impact of a weaker British pound this year compared to fiscal 2015 of approximately $26.1 million.

Gross Margin

Procurement and distribution costs are included in determining our retail and corporate apparel clothing product gross margins. Our gross margin may not be comparable to other specialty retailers, as some companies exclude costs related to their distribution network from cost of sales while others, like us, include all or a portion of such costs in cost of sales and exclude them from SG&A expenses. Distribution costs are not included in determining our rental services gross margin as these costs are included in SG&A expenses.

Our total gross margin decreased $43.0 million, or 2.9%, to $1,441.5 million for fiscal 2016 as compared to fiscal 2015. Total retail segment gross margin decreased $60.3 million, or 4.3%, in fiscal 2016 as compared to fiscal 2015 primarily due to lower sales at Jos. A. Bank.

For the retail segment, total gross margin as a percentage of related sales increased from 43.5% in fiscal 2015 to 43.7% in fiscal 2016.  The slight increase in the retail segment gross margin percentage was primarily the result of the mix effect of higher margin rental services revenue and slight leverage on occupancy costs.

Occupancy costs decreased $24.2 million primarily due to our store rationalization efforts. Occupancy costs as a percentage of retail sales, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, decreased slightly to 13.9% in fiscal 2016 from 14.0% in fiscal 2015.

Corporate apparel gross margin increased $17.3 million or 24.6% from fiscal 2015 to $87.7 million in fiscal 2016. For the corporate apparel segment, total gross margin as a percentage of related sales increased from 28.9% in fiscal 2015 to 31.3% in fiscal 2016 primarily due to the impact of a large new uniform program as well as pre-tax gains on foreign currency hedging transactions.

Advertising Expense

Advertising expense decreased to $190.0 million in fiscal 2016 from $205.0 million in fiscal 2015, a decrease of $15.0 million or 7.3%.  The decrease in advertising expense was driven by reductions in marketing spend, primarily in television and digital advertising, in response to the softening sales trend, primarily in the fourth quarter of fiscal 2016. As a percentage of total net sales, these expenses decreased from 5.9% in fiscal 2015 to 5.6% in fiscal 2016.

Selling, General and Administrative Expenses

SG&A expenses increased to $1,099.3 million in fiscal 2016 from $1,085.9 million in fiscal 2015, an increase of $13.4 million or 1.2%. As a percentage of total net sales, these expenses increased from 31.1% in fiscal 2015 to 32.5% in fiscal 2016. The components of this 1.4% net increase in SG&A expenses as a percentage of total net sales and the related dollar changes were as follows:

%	in millions	Attributed to
1.7	$55.5

Increase in restructuring, integration and other items as a percentage of sales from 0.6% in fiscal 2015 to 2.3% in fiscal 2016.  For fiscal 2016, these costs totaled $78.2 million, related primarily to restructuring and other costs including our store rationalization and profit improvement programs.  For fiscal 2015, these costs totaled $22.7 million related primarily to Jos. A. Bank acquisition and integration costs, separation costs with former executives and costs associated with our profit improvement plan, partially offset by a $1.8 million gain on the sale of property.

(0.4)	(32.2)

Decrease in other SG&A expenses as a percentage of sales from 17.8% in fiscal 2015 to 17.4% in fiscal 2016. Other SG&A expenses decreased $32.2 million primarily due to cost reduction initiatives, the impact of store closures and a decrease in amortization of intangible assets as a result of the impairment charges recorded in fiscal 2015.

0.1	(9.9)

Store salaries decreased $9.9 million primarily due to cost reduction initiatives and the impact of store closures yet increased as a percentage of sales from 12.7% in fiscal 2015 to 12.8% in fiscal 2016 primarily due to deleverage resulting from lower retail sales.

1.4	$13.4	Total

In the retail segment, SG&A expenses as a percentage of related net sales increased from 26.4% in fiscal 2015 to 27.1% in fiscal 2016 primarily due to deleverage resulting from lower retail sales.  Retail segment SG&A expenses decreased $19.3 million primarily due to cost reduction initiatives and the impact of store closures partially offset by lease termination costs.

In the corporate apparel segment, SG&A expenses as a percentage of related net sales decreased from 24.9% in fiscal 2015 to 21.7% in fiscal 2016 primarily due to leverage from higher sales.  Corporate apparel segment SG&A expenses increased $0.1 million.

Shared service expenses represent costs not specifically related to the operations of our business segments and are included in SG&A.  Shared service SG&A expenses as a percentage of total net sales increased from 4.7% in fiscal 2015 to 5.9% in fiscal 2016.  Shared service SG&A expenses increased $32.6 million primarily due to costs associated with our profit improvement program and higher incentive compensation accruals.

Goodwill and Intangible Asset Impairment Charges

There were no goodwill and intangible asset impairment charges recorded in fiscal 2016.  For further details on fiscal 2015 goodwill and intangible asset impairment charges, see Goodwill and Other Indefinite‑Lived Intangible Assets as discussed in “Critical Accounting Polices and Estimates” and Note 3 of Notes to Consolidated Financial Statements for further details.

Asset Impairment Charges

Non‑cash asset impairment charges were $19.4 million in fiscal 2016 as compared to $27.5 million in fiscal 2015. The asset impairment charges in fiscal 2016 primarily consist of $14.0 million related to fixed assets in our tuxedo shops within Macy’s, $2.5 million primarily related to stores closed as part of our store rationalization program and $2.9 million related to a long-lived asset reclassified as held for sale.  The asset impairment charges in fiscal 2015 resulted primarily from our store rationalization program, which resulted in store closures in fiscal 2016. See Impairment of Long‑Lived Assets as discussed in “Critical Accounting Polices and Estimates” and Note 1 of Notes to Consolidated Financial Statements for further details.

Interest Expense

Interest expense decreased to $103.1 million in fiscal 2016 from $106.0 million in fiscal 2015, a decrease of $2.8 million or 2.7%, due to repayment of our indebtedness including $42.5 million on our term loan and repurchase and retirement of $25.0 million of our senior notes.

Provision for Income Tax

In fiscal 2016, our effective income tax rate was 21.0% and is lower than the U.S. statutory rate primarily due to foreign earnings and the lower tax rates in these jurisdictions. Our foreign jurisdictions in which we operate had taxable income, which requires us to provide for income tax, specifically, our operations in Canada and the United Kingdom. For fiscal 2016, the statutory tax rates in Canada and the United Kingdom were approximately 27% and 20%, respectively, which negatively impacted our effective tax rate due to the loss in the U.S. For fiscal 2016, tax expense for our operations in foreign jurisdictions totaled $10.3 million.

Our income tax expense and effective income tax rate in future periods may be impacted by many factors, including our geographic mix of earnings and changes in tax laws. Currently, we expect our effective tax rate in future periods to be lower than the statutory U.S. combined federal and state tax rate based on the expected geographic mix of earnings.

In addition, if our financial results in fiscal 2017 generate a loss or certain deferred tax liabilities decrease, we may need to establish a valuation allowance on our U.S. deferred tax assets, which could have a material impact on our financial condition and results of operations.

Net Income Attributable to Common Shareholders

These factors resulted in a net income attributable to common shareholders of $25.0 million for fiscal 2016, an increase of $1,051.7 million from a net loss of $1,026.7 million for fiscal 2015.

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

(in millions)	Amount Attributed to
$182.9	Increase in net sales from Jos. A. Bank.
76.4	4.9% increase in comparable sales at Men’s Wearhouse.
(3.6)	1.7% decrease in comparable sales at Moores(1).
15.5	5.0% increase in comparable sales at K&G.
11.1	Increase in non-comparable sales.
(35.9)	Decrease in net sales resulting from change in U.S./Canadian dollar exchange rate.
10.9	Other(2).
$257.3	Increase in total retail sales.

(1)	Comparable sales percentages for Moores are calculated using Canadian dollars.
(2)	Excludes Jos. A. Bank.

Comparable sales exclude the net sales of a store for any month of one period if the store was not owned or open throughout the same month of the prior period and include e‑commerce net sales. We operate our business using an omni‑channel approach and do not differentiate e‑commerce sales from our other channels.

The increase in comparable sales at Men’s Wearhouse resulted primarily from increased average unit retail (net selling prices) and average transactions per store that more than offset decreased units per transaction. The decrease at Moores was driven by decreased average transactions per store and units per transaction that more than offset increased average unit retail. The increase at K&G was driven by increased average transactions per store and units per transaction while average unit retail was flat. At Men’s Wearhouse, rental service comparable sales decreased 0.7% primarily due to a decrease in unit rentals partially offset by an increase in rental rates.

Comparable sales for Jos. A. Bank decreased by 16.3% and are calculated in the same manner as our other brands except that it is based on Jos. A. Bank’s entire fiscal 2014, a portion of which was prior to our acquisition on June 18, 2014.  In addition, as a result of our decision to close all factory stores at Jos. A. Bank in 2016, we have excluded the results of these stores from our comparable sales calculation for Jos. A. Bank.

Total corporate apparel clothing product sales decreased $13.6 million to $243.8 million for fiscal 2015 as compared to fiscal 2014. The decrease in corporate apparel sales was primarily due to the impact of a weaker British pound this year compared to fiscal 2014 of approximately $15.0 million.

Gross Margin

Procurement and distribution costs are included in determining our retail and corporate apparel clothing product gross margins. Our gross margin may not be comparable to other specialty retailers, as some companies exclude costs related to their distribution network from cost of sales while others, like us, include all or a portion of such costs in cost of sales and exclude them from SG&A expenses. Distribution costs are not included in determining our rental services gross margin as these costs are included in SG&A expenses.

Our total gross margin increased $125.8 million, or 9.3%, to $1,484.4 million for fiscal 2015 as compared to fiscal 2014. During fiscal 2015, as a result of our store rationalization program, we incurred $11.0 million of inventory write‑offs as well as a $4.8 million charge related to discontinued rental product, both of which negatively impacted our gross margin results. During fiscal 2014, $33.5 million of inventory valuation step up related to Jos. A. Bank and a $10.6 million charge to rationalize our rental product to allow for more productive rental styles were incurred and negatively impacted our gross margin results.

Total retail segment gross margin increased $132.2 million or 10.3% from fiscal 2014 to $1,414.1 million in fiscal 2015. The dollar increase in gross margin was primarily driven by $98.0 million of incremental gross margin generated by Jos. A. Bank as well as by higher sales from our Men’s Wearhouse brand.

For the retail segment, total gross margin as a percentage of related sales increased from 42.8% in fiscal 2014 to 43.5% in fiscal 2015 driven primarily by an increase in the rental services margin as well as a higher retail clothing product gross margin rate, which was negatively impacted last year by the inventory step up at Jos. A. Bank.

Occupancy costs increased $60.0 million primarily due to incremental Jos. A. Bank occupancy costs. Occupancy costs as a percentage of retail sales, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, increased from 13.2% in fiscal 2014 to 14.0% in fiscal 2015, primarily due to deleveraging of occupancy costs at Jos. A. Bank as well as Jos A. Bank’s occupancy costs being higher as a percentage of sales than our other brands.

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

Increase in store salaries as a percentage of sales from 12.2% in fiscal 2014 to 12.7% in fiscal 2015.  Store salaries in dollars increased primarily due to the impact of Jos. A. Bank store salaries and higher commissions at Men’s Wearhouse resulting from higher sales.

(0.3)	30.2

Decrease in other SG&A expenses as a percentage of sales from 17.7% in fiscal 2014 to 17.4% in fiscal 2015.  Other SG&A expenses in dollars increased primarily due to incremental other SG&A expenses for Jos. A. Bank as well as increased employee related and non-store payroll costs.

(3.2)%	$(30.9)	Total

In the retail segment, SG&A expenses as a percentage of related net sales decreased from 29.5% in fiscal 2014 to 26.4% in fiscal 2015.  Retail segment SG&A expenses decreased $23.6 million primarily due to a decrease in acquisition, integration and other costs and a decrease in expense related to an arbitration award partially offset by a full year of operating expenses for Jos. A. Bank.

In the corporate apparel segment, SG&A expenses as a percentage of related net sales decreased from 25.1% in fiscal 2014 to 24.9% in fiscal 2015.  Corporate apparel segment SG&A expenses decreased $3.8 million.

Shared service expenses represent costs not specifically related to the operations of our business segments and are included in SG&A.  Shared service SG&A expenses as a percentage of total net sales decreased from 5.2% in fiscal 2014 to 4.7% in fiscal 2015.   Shared service SG&A expenses decreased $3.5 million.

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

See Goodwill and Other Indefinite‑Lived Intangible Assets as discussed in “Critical Accounting Polices and Estimates” and Note 3 of Notes to Consolidated Financial Statements for further details.

Asset Impairment Charges

Non‑cash asset impairment charges increased to $27.5 million in fiscal 2015 as compared to $0.3 million in fiscal 2014. The asset impairment charges in fiscal 2015 resulted primarily from our store rationalization program, which resulted in store closures in fiscal 2016. See Impairment of Long‑Lived Assets as discussed in “Critical Accounting Polices and Estimates” and Note 1 of Notes to Consolidated Financial Statements for further details.

Interest Expense

Interest expense increased to $106.0 million in fiscal 2015 from $66.0 million in fiscal 2014, an increase of $40.0 million or 60.5%, due to incremental interest incurred on borrowings entered into in connection with the Jos. A. Bank acquisition.

Provision for Income Tax

In fiscal 2015, our effective income tax rate was (14.1%) and is lower than the U.S. statutory rate due to our overall net loss partially offset by the non‑deductibility of the goodwill impairment charge, as discussed above. Our foreign jurisdictions in which we operate had taxable income, which requires us to provide for income tax, specifically, our operations in Canada and the United Kingdom. For fiscal 2015, the statutory tax rates in Canada and the United Kingdom were approximately 27% and 20%, respectively, which negatively impacted our effective tax rate due to the loss in the U.S. For fiscal 2015, tax expense for our operations in foreign jurisdictions totaled $8.9 million.

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

Liquidity and Capital Resources

At January 28, 2017 and January 30, 2016, cash and cash equivalents totaled $70.9 million and $30.0 million, respectively. At January 28, 2017, cash and cash equivalents held by foreign subsidiaries totaled $68.0 million. Under current tax laws and regulations, if cash and cash equivalents held outside the U.S. are repatriated to the U.S., in certain circumstances we may be subject to additional U.S. income taxes and foreign withholding taxes. We currently do not intend to repatriate amounts held by foreign subsidiaries.

We had working capital of $705.8 million and $723.6 million at January 28, 2017 and January 30, 2016, respectively. Our primary sources of working capital are cash flows from operations and available borrowings under our financing arrangements, as described below.

On June 18, 2014, The Men’s Wearhouse, Inc. entered into a term loan credit agreement that provides for a senior secured term loan in the aggregate principal amount of $1.1 billion (the “Term Loan”), and a $500.0 million asset‑based revolving credit agreement (the “ABL Facility”, and together with the Term Loan, the “Credit Facilities”) with certain of our U.S. subsidiaries and Moores the Suit People Inc., one of our Canadian subsidiaries, as co‑borrowers. In addition, on June 18, 2014, The Men’s Wearhouse, Inc. issued $600.0 million in aggregate principal amount of 7.00% Senior Notes due 2022 (the “Senior Notes”).

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

The Credit Facilities and the Senior Notes contain customary non‑financial and financial covenants, including fixed charge coverage ratios, total leverage ratios and secured leverage ratios, as well as a restriction on our ability to pay dividends on our common stock in excess of $10.0 million per quarter. Since entering into these financing arrangements and as of January 28, 2017, our total leverage ratio and secured leverage ratio were above the maximums specified in the agreements. As a result, we are currently subject to certain additional restrictions, including limitations on our ability to make acquisitions and incur additional indebtedness. Currently, we believe we will be in compliance with all of the non‑financial and financial covenants during fiscal 2018 which will result in the elimination of these additional restrictions. In addition, in accordance with the terms of the Credit Facilities, we have an obligation to make a mandatory excess cash flow prepayment offer of $4.6 million to the Term Loan lenders during fiscal 2017.  Our lenders have the option to decline their respective portions of the prepayment.

Credit Facilities

The Term Loan is guaranteed, jointly and severally, by Tailored Brands, Inc. and certain of our U.S. subsidiaries and will mature on June 18, 2021.  The interest rate on the Term Loan is currently based on the 1-month LIBOR rate, which was approximately 0.78% at January

28, 2017.  However, the Term Loan interest rate is subject to a LIBOR floor of 1% per annum, plus the applicable margin which is currently 3.50%, resulting in a total interest rate of 4.50%. To minimize the impact of changes in interest rates on our interest payments under the Term Loan, in January 2015, we entered into an interest rate swap agreement to swap variable‑rate interest payments for fixed‑rate interest payments on a notional amount of $520.0 million, effective in February 2015. At January 28, 2017, the notional amount totaled $330.0 million.  The interest rate swap agreement matures in August 2018 and has periodic interest settlements. Under this interest rate swap agreement, we receive a floating rate based on the 3‑month LIBOR rate and pay a fixed rate of 5.03% (including the applicable margin of 3.50%) on the outstanding notional amount.

In April 2015, we entered into Incremental Facility Agreement No. 1 (the “Incremental Agreement”) resulting in a refinancing of $400.0 million aggregate principal amount of our Term Loan from a variable rate to a fixed rate of 5.0% per annum. The Incremental Agreement did not impact the total amount borrowed under the Term Loan, the maturity date of the Term Loan of June 18, 2021, or collateral and guarantees under the existing Term Loan.

As a result of the interest rate swap and the Incremental Agreement, we have converted a majority of the variable interest rate under the Term Loan to a fixed rate and, as of January 28, 2017, the Term Loan had a weighted average interest rate of 4.90%.

The ABL Facility provides for a senior secured revolving credit facility of $500.0 million, with possible future increases to $650.0 million under an expansion feature that matures on June 18, 2019 and is guaranteed, jointly and severally, by Tailored Brands, Inc. and certain of our U.S. subsidiaries. The ABL Facility has several borrowing and interest rate options including the following indices: (i) adjusted LIBOR, (ii) Canadian Dollar Offered Rate, (iii) Canadian prime rate or (iv) an alternate base rate (equal to the greater of the prime rate, the federal funds effective rate plus 0.5% or adjusted LIBOR for a one‑month period plus 1.0%). Advances under the ABL Facility bear interest at a rate per annum using the applicable indices plus a varying interest rate margin of up to 2.00%. The ABL Facility also provides for fees applicable to amounts available to be drawn under outstanding letters of credit which range from 1.50% to 2.00%, and a fee on unused commitments which ranges from 0.25% to 0.375%. As of January 28, 2017, there were no borrowings outstanding under the ABL Facility.  During fiscal 2016, the maximum borrowing outstanding under the ABL Facility was $68.5 million.

The obligations under the Credit Facilities are secured on a senior basis by a first priority lien on substantially all of the assets of the Company, certain of its U.S. subsidiaries and, in the case of the ABL Facility, Moores The Suit People Inc. The Credit Facilities and the related guarantees and security interests granted thereunder are senior secured obligations of, and will rank equally with all present and future senior indebtedness of, the Company, the co‑borrowers and the respective guarantors.

We utilize letters of credit primarily to secure inventory purchases and as collateral for workers compensation claims. At January 28, 2017, letters of credit totaling approximately $29.4 million were issued and outstanding. Borrowings available under the ABL Facility as of January 28, 2017 were $414.8 million.

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

We may redeem some or all of the Senior Notes at any time on or after July 1, 2017 at the redemption prices set forth in the indenture governing the Senior Notes. At any time prior to July 1, 2017, we will have the option to redeem some or all of the Senior Notes at a redemption price of 100% of the principal amount of the Senior Notes to be redeemed, plus a “make‑whole” premium and accrued and unpaid interest, if any, to the date of redemption. We may also redeem up to a maximum of 35% of the original aggregate principal amount of the Senior Notes with the proceeds of certain equity offerings prior to July 1, 2017 at a redemption price of 107% of the principal amount of the Senior Notes plus accrued and unpaid interest, if any. Upon the occurrence of certain specific changes of control, we may be required to offer to purchase the Senior Notes at 101% of their aggregate principal amount plus accrued and unpaid interest thereon to the date of purchase.

We had entered into a registration rights agreement regarding the Senior Notes pursuant to which we agreed, among other things, to use our commercially reasonable efforts to consummate an exchange offer of the Senior Notes for substantially identical notes registered under the Securities Act of 1933, as amended, on or before July 13, 2015. On June 24, 2015, the exchange offer was completed.

Cash Provided by Operating Activities

Net cash provided by operating activities was $242.6 million and $131.7 million for 2016 and 2015, respectively. The $110.9 million increase was driven by changes in other assets related to income tax refunds as well as a decrease in inventory purchases as we normalize inventory levels, particularly at Jos. A. Bank. These favorable impacts were partially offset by lower net earnings, after adjusting for non-cash items including goodwill, intangible and other asset impairment charges and related changes in deferred taxes.  In addition, there were unfavorable fluctuations in accounts payable, accrued expenses and other current liabilities primarily due to timing.

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

Cash Used in Investing Activities

Net cash used in investing activities was $99.1 million and $112.9 million for 2016 and 2015, respectively. The $13.8 million decrease was primarily driven by a decrease in capital expenditures in 2016 compared to 2015 primarily due to fewer full line store openings.

Net cash used in investing activities was $112.9 million and $1,587.7 million for 2015 and 2014, respectively. The $1,474.8 million decrease was primarily driven by the acquisition of Jos. A. Bank in 2014. The increase in capital expenditures in 2015 compared to 2014 was primarily due to integration projects for Jos. A. Bank as well as store remodels, openings and/or relocations.

Cash Used in Financing Activities

Net cash used in financing activities was $98.8 million and $46.8 million for 2016 and 2015, respectively.  The $52.0 million increase primarily reflects the impact of a $35.5 million prepayment on our Term Loan and the repurchase of $25.0 million of our Senior Notes, which were consummated via borrowings on our ABL Facility.

Net cash used in financing activities was $46.8 million for 2015 compared to net cash provided by financing activities of $1,500.9 million for 2014. The net change of $1,547.7 million was primarily driven by proceeds on our Term Loan and issuance of Senior Notes for the acquisition of Jos. A. Bank in 2014.

Share repurchase program— In March 2013, the Board approved a share repurchase program for our common stock.  At January 28, 2017, the remaining balance available under the authorization was $48.0 million.  During fiscal 2016, 2015, and 2014, no shares were repurchased in open market transactions under the Board’s authorization.

During fiscal 2015 and 2014, 5,799 and 5,349 shares, respectively, were repurchased in private transactions to satisfy minimum tax withholding obligations arising upon the vesting of certain restricted stock.

Dividends— Cash dividends paid were approximately $35.2 million, $35.0 million and $34.8 million during fiscal 2016, 2015 and 2014, respectively.  In fiscal 2016, 2015 and 2014, a dividend of $0.18 per share was declared in each quarter, for an annual dividend of $0.72 per share, respectively.

The quarterly cash dividend of $0.18 per share declared by our Board of Directors (the “Board”) in January 2017 is payable on March 24, 2017 to shareholders of record on March 14, 2017 and is included in accrued expenses and other current liabilities on the consolidated balance sheet as of January 28, 2017.

Future sources and uses of cash

Our primary uses of cash are to finance working capital requirements of our operations and to repay our indebtedness. In addition, we will use cash to fund capital expenditures, income taxes, dividend payments, operating leases and various other commitments and obligations, as they arise.

Capital expenditures are anticipated to be approximately $90.0 million for 2017. This amount includes the anticipated costs to open two Men’s Wearhouse stores and to relocate approximately 15 stores, primarily at Men’s Wearhouse. The balance of the capital expenditures for 2017 will be used for point‑of‑sale and other computer equipment and systems, distribution facilities, store remodeling, and investment in other corporate assets.

Additionally, market conditions may produce attractive opportunities for us to make acquisitions. Any such acquisitions may be undertaken as an alternative to opening new stores. We may use cash on hand, together with cash flow from operations, borrowings under our Credit Facilities and issuances of debt or equity securities, to take advantage of any acquisition opportunities.

Current and future domestic and global economic conditions could negatively affect our future operating results as well as our existing cash and cash equivalents balances. In addition, conditions in the financial markets could limit our access to further capital resources, if needed, and could increase associated costs. We believe based on our current business plan that our existing cash and cash flows from operations and availability under our ABL Facility will be sufficient to fund our operating cash requirements, repayment of current indebtedness, and capital expenditures.

Contractual Obligations

As of January 28, 2017, we are obligated to make cash payments in connection with our long‑term debt, non‑cancelable operating leases and other contractual obligations in the amounts listed below. In addition, we utilize letters of credit primarily for inventory purchases and as collateral for workers compensation claims. At January 28, 2017, letters of credit totaling approximately $29.4 million were issued and outstanding.

	Payments Due by Period
(In millions)
Contractual obligations	Total	<1 Year	1 - 3 Years	4 - 5 Years	> 5 Years
Long-term debt(1)	$2,070.0	$116.9	$177.9	$1,180.1	$595.1
Operating lease base rentals(2)	1,182.7	245.8	401.9	284.6	250.4
Other contractual obligations(3)	156.4	38.4	34.1	26.2	57.7
Total contractual obligations(4)	$3,409.1	$401.1	$613.9	$1,490.9	$903.2

(1)

Includes interest payments of $103.5 million within one year, $165.7 million between one and three years, $158.9 million between four and five years and $20.1 million beyond five years, at current interest rates including the impact of our interest rate swap. The payments due by period do not consider amounts which may become payable under the excess cash flow provision of our Term Loan. See Notes 6 and 16 of Notes to Consolidated Financial Statements for additional information.

(2)

We lease retail business locations, office and warehouse facilities and equipment under various non‑cancelable operating leases. See Note 18 of Notes to Consolidated Financial Statements for additional information.

(3)

Other contractual obligations consist primarily of minimum payments under our agreement with Macy’s to operate tuxedo shops within Macy’s stores, our agreement with Vera Wang that gives us the exclusive right to “Black by Vera Wang” tuxedo products, our partnership with Kenneth Cole and our marketing agreement with David’s Bridal, Inc. We have included all minimum payments for the complete term of our licensing agreement with Macy’s in the table above.  However, subject to certain business conditions, we have the ability to terminate the agreement in fiscal 2021 (the midpoint of the term), which would reduce the total amount of minimum payments set forth above by approximately $71.0 million. Pursuant to our marketing agreement with David’s Bridal, Inc., there are performance conditions that may impact future payments. These potential future payments are not included in the table above as such amounts are not readily determinable.

(4)

Excluded from the table above is $19.5 million related to uncertain tax positions. These amounts are not included due to our inability to predict the timing of the settlement of these amounts. See Note 7 of Notes to Consolidated Financial Statements for additional information.

In the normal course of business, we issue purchase orders to suppliers for merchandise. The purchase orders represent executory contracts requiring performance by the suppliers, including the delivery of the merchandise prior to a specified cancellation date and compliance with product specifications, quality standards and other requirements. In the event of the supplier’s failure to meet the agreed upon terms and conditions, we may cancel the order.

Off‑Balance Sheet Arrangements

Other than the non‑cancelable operating leases, other contractual obligations and letters of credit discussed above, we do not have any off‑balance sheet arrangements that are material to our financial position or results of operations.

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

Revenue Recognition—Clothing product revenue is recognized at the time of sale and delivery of merchandise, net of actual sales returns and a provision for estimated sales returns. For e‑commerce sales, revenue is recognized at the time we estimate the customer receives the product, which incorporates shipping terms and estimated delivery times. Revenues from rental, alteration and other services are recognized upon completion of the services. Amounts related to shipping and handling revenues billed to customers are recorded in net sales, and the related shipping and handling costs are recorded in cost of sales.

We present all non‑income government‑assessed taxes (sales, use and value added taxes) collected from our customers and remitted to governmental agencies on a net basis (excluded from net sales) in our consolidated financial statements. The government‑assessed taxes are recorded in accrued expenses and other current liabilities until they are remitted to the government agency.

Inventories—Our inventory is carried at the lower of cost and net realizable value. Cost is determined based on the average cost method. Our inventory cost also includes estimated procurement and distribution costs (warehousing, freight, hangers and merchandising costs) associated with the inventory, with the balance of such costs included in cost of sales. Procurement and distribution costs are generally allocated to inventory based on the ratio of annual product purchases to inventory cost. If this ratio were to change significantly, it could materially affect the amount of procurement and distribution costs included in cost of sales. We make assumptions, based primarily on historical experience, as to items in our inventory that may be damaged, obsolete or salable only at marked down prices to reflect the market value of these items. If actual damages, obsolescence or market demand is significantly different from our estimates, additional inventory write‑downs could be required.

Impairment of Long‑Lived Assets—Long‑lived assets, such as property and equipment and identifiable intangibles with finite useful lives, are periodically evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level of which there are identifiable cash flows, which is generally at a store level. Assets are reviewed using factors including, but not limited to, our future operating plans and projected cash flows. The determination of whether impairment has occurred is based on an estimate of undiscounted future cash flows directly related to the assets, compared to the carrying value of the assets. If the sum of the undiscounted future cash flows of the assets does not exceed the carrying value of the assets, full or partial impairment may exist. If the asset carrying amount exceeds its fair value, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined using an income approach, which requires discounting the estimated future cash flows associated with the asset. Estimating future cash flows requires management to make assumptions and to apply judgment, including forecasting future sales, costs and useful lives of assets. Significant judgment is also involved in selecting the appropriate discount rate to be applied in determining the estimated fair value of an asset. Changes to our key assumptions related to future performance, market conditions and other economic factors can significantly affect our impairment evaluation and result in future impairment charges. For example, unanticipated long‑term adverse market conditions can cause individual stores to become unprofitable and can result in an impairment charge for the property and equipment assets in those stores. See Notes 1, 3 and 4 to the consolidated financial statements for additional information.

Business Combinations‑Purchase Price Allocation—For the Jos. A. Bank acquisition, we allocated the purchase price to the various tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values, which were finalized as of August 1, 2015. Determining the fair value of certain assets and liabilities acquired is subjective in nature and often involves the use of significant estimates and assumptions, which are inherently uncertain. Many of the estimates and assumptions used to determine fair values, such as those used for intangible assets are made based on forecasted information and discount rates. In addition, the judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations.

Goodwill and Other Indefinite‑Lived Intangible Assets—Goodwill and other indefinite‑lived intangible assets are initially recorded at their fair values. Identifiable intangible assets with an indefinite useful life, including goodwill, are not amortized but are evaluated annually as for impairment. A more frequent evaluation is performed if events or circumstances indicate that impairment could have occurred. Such events or circumstances could include, but are not limited to, significant negative industry or economic trends, unanticipated changes in the competitive environment, decisions to significantly modify or dispose of operations and a significant sustained decline in the market price of our stock.

During fiscal 2015, we changed the date of our annual impairment assessment from the last day of our fiscal year to the last day of the second month of our fiscal fourth quarter. The change in date had no impact on our annual impairment test as both the new and old testing dates are within the same fiscal quarter. We changed the assessment date to allow for more time to complete the impairment assessment process before our fiscal year end.

For purposes of our goodwill impairment evaluation, the reporting units are our operating segments identified in Note 17 of Notes to Consolidated Financial Statements. Goodwill has been assigned to the reporting units based on prior business combinations related to the brands.

Our goodwill assessment consists of either using a qualitative approach to determine whether it is more likely than not that the fair value of the assets is less than their respective carrying values or a two-step quantitative impairment test, if necessary. In performing the qualitative assessment, we consider many factors in evaluating whether the carrying value of the asset may not be recoverable, including macroeconomic conditions, retail industry considerations, recent financial performance and declines in stock price and market capitalization.  In 2016, we applied the qualitative approach to all reporting units, except for the corporate apparel reporting unit.

In step one of the quantitative test for our corporate apparel reporting unit, we estimated the fair value of the reporting unit using a combined income and market comparable approach. Our income approach uses projected future cash flows that are discounted using a weighted‑average cost of capital analysis that reflects current market conditions. The market comparable approach primarily considers market price multiples of comparable companies and applies those price multiples to certain key drivers of the reporting unit.

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

•

Selection of an appropriate discount rate.  The income approach requires the selection of an appropriate discount rate, which is based on a weighted‑average cost of capital analysis. The discount rate is affected by changes in short‑term interest rates and long‑term yield as well as variances in the typical capital structure of marketplace participants. Given current economic conditions, it is possible that the discount rate will fluctuate in the near term. The weighted‑average cost of capital used to discount the cash flows for the 2016 quantitative test of the corporate apparel reporting unit was 13.0%.

•

Selection of comparable companies within the industry.  For purposes of the market comparable approach, valuations were determined by calculating average price multiples of relevant key drivers from a group of companies that are comparable to the corporate apparel reporting unit and applying those price multiples to the key drivers of the corporate apparel reporting unit. While the market price multiple is not an assumption, a presumption that it provides an indicator of the value of the reporting unit is inherent in the valuation. The determination of the market comparable also involves a degree of judgment. Earnings multiples used in the market comparable approach ranged from 10.5 to 11.5 for the 2016 analysis.

As discussed above, the fair value of the corporate apparel reporting unit in 2016 was determined using a combined income and market comparable approach. We believe these two approaches are appropriate valuation techniques and we generally weight the two values equally as an estimate of reporting unit fair value for the purposes of our impairment testing. However, we may weigh one value more heavily than the other when conditions merit doing so.

The goodwill impairment evaluation process requires management to make estimates and assumptions with regard to the fair value of reporting units. Actual values may differ significantly from these judgments, particularly if there are significant adverse changes in the operating environment for our reporting units. Sustained declines in our market capitalization could also increase the risk of goodwill impairment. Such occurrences could result in future goodwill impairment charges that would, in turn, negatively impact our results of operations. However, any such goodwill impairments would be non‑cash charges that would not affect our cash flows or compliance with our debt covenants.

Indefinite‑lived intangible assets are not subject to amortization but are reviewed at least annually for impairment. The indefinite‑lived intangible asset impairment evaluation is performed by comparing the fair value of the indefinite‑lived intangible assets to their carrying values. Similar to the goodwill approach described above, our annual impairment assessment for indefinite-lived intangible assets contemplates the use of either a qualitative approach to determine whether it is more likely than not that the fair value of the assets is less than their respective carrying values or a quantitative impairment test, if necessary.

The quantitative impairment test estimates the fair value of an intangible asset based on an income approach using the relief‑from‑royalty method. This approach is dependent upon a number of factors, including estimates of future growth and trends, royalty rates, discount rates and other variables. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain.

Fiscal 2016 Impairment Assessment Results

As a result of our annual impairment evaluations, as of January 28, 2017, we believe that none of our goodwill and indefinite-lived intangible assets are impaired and all of our reporting units have fair values that significantly exceed their carrying values and, therefore, no reporting units are currently deemed “at risk” for goodwill impairment.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We are subject to exposure from fluctuations in U.S. dollar/Euro exchange rates, U.S. dollar/British pound (“GBP”) exchange rates and U.S. dollar/Canadian dollar (“CAD”) exchange rates as a result of our direct sourcing programs and our operations in foreign countries.

Our UK‑based operations sell their products and conduct their business primarily in GBP but purchase most of their merchandise in transactions paid in U.S. dollars or Euros. The exchange rate between the GBP, Euro and U.S. dollar has fluctuated historically. A decline in the value of the GBP as compared to the Euro or U.S. dollar will adversely impact our UK operating results as the cost of merchandise purchases will increase, particularly in relation to longer term customer contracts that have little or no pricing adjustment provisions, and the revenues and earnings of our UK operations will be reduced when they are translated to U.S. dollars. Also, the value of our UK net assets in U.S. dollars may decline. From time to time, we utilize foreign currency hedging contracts as well as price renegotiations to limit exposure to some of this risk; however these activities may not adequately protect our UK operations from exchange rate risk.

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

As further described in Note 16 of Notes to Consolidated Financial Statements, our risk management policy is to hedge a portion of forecasted merchandise purchases for our direct sourcing programs that bear foreign exchange risk using foreign exchange forward contracts. In addition, as a result of recent exchange rate fluctuations in Europe, in 2016, we have entered into derivative instruments to hedge our foreign exchange risk, specifically related to the British pound and Euro. A hypothetical 10% increase or decrease in applicable January 28, 2017 forward rates for these derivative financial instruments could impact their fair value by $4.8 million. However, it should be noted that any change in the value of these contracts, whether real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged item.

Interest Rate Risk

Borrowings under our Credit Facilities generally bear interest at a rate based on LIBOR plus an applicable margin. As such, our Credit Facilities expose us to market risk for changes in interest rates. For information on our indebtedness, see Note 6 of Notes to Consolidated Financial Statements.

Certain terms of our Term Loan limit our exposure to short‑term interest rate fluctuations, specifically the existence of a LIBOR floor of 1% per annum. Assuming LIBOR rates surpassed the 1% LIBOR floor provision on our Term Loan, we would be exposed to interest rate risk on such Term Loan. At January 28, 2017, the 1‑month LIBOR rate was approximately 0.78%, which is below the LIBOR floor. In addition, to further mitigate future interest rate risk, in January 2015, we entered into an interest rate swap agreement to exchange variable interest rate payments for fixed interest rate payments for a portion of the outstanding Term Loan balance, effective in February 2015. Furthermore, in April 2015, we refinanced $400.0 million aggregate principal of our Term Loan from a variable rate to a fixed rate of 5.0%. After consideration of the swap and refinancing, each one percentage point change in interest rates would result in an approximate $3.2 million change in annual interest expense on our Term Loan.

As the foreign exchange forward contracts and interest rate swap agreement are with financial institutions, we are exposed to credit risk in the event of nonperformance by these parties. However, due to the creditworthiness of these major financial institutions, full performance is anticipated.

We also have exposure to market rate risk for changes in interest rates as those rates relate to our cash and cash equivalents. We do not believe our cash and cash equivalents are subject to material interest rate risk, however, future investment income earned on our cash equivalents will fluctuate in line with short‑term interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Tailored Brands, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Tailored Brands, Inc. and subsidiaries (the “Company”) as of January 28, 2017 and January 30, 2016, and the related consolidated statements of earnings (loss), comprehensive income (loss), shareholders’ (deficit) equity, and cash flows for each of the three years in the period ended January 28, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tailored Brands, Inc. and subsidiaries as of January 28, 2017 and January 30, 2016, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 28, 2017, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 24, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/DELOITTE & TOUCHE LLP

Houston, Texas

March 24, 2017

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)

	January 28,	January 30,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$70,889	$29,980
Accounts receivable, net	65,714	63,890
Inventories	955,512	1,022,504
Other current assets	73,602	143,546
Total current assets	1,165,717	1,259,920
PROPERTY AND EQUIPMENT, AT COST:
Land	20,689	20,710
Buildings	148,623	130,719
Leasehold improvements	590,897	590,562
Furniture, fixtures and equipment	621,045	603,047
	1,381,254	1,345,038
Less accumulated depreciation and amortization	(897,089)	(823,214)
PROPERTY AND EQUIPMENT, net	484,165	521,824
RENTAL PRODUCT, net	152,610	157,460
GOODWILL	117,026	118,586
INTANGIBLE ASSETS, net	171,659	178,510
OTHER ASSETS	6,695	8,019
TOTAL ASSETS	$2,097,872	$2,244,319
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$177,380	$237,114
Accrued expenses and other current liabilities	267,899	256,762
Income taxes payable	1,262	—
Current portion of long-term debt	13,379	42,451
Total current liabilities	459,920	536,327
LONG-TERM DEBT, net	1,582,150	1,613,473
DEFERRED TAXES, net AND OTHER LIABILITIES	163,420	194,605
Total liabilities	2,205,490	2,344,405
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' DEFICIT:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 48,783,700 and 48,567,245 shares issued	487	485
Capital in excess of par	470,801	455,765
Accumulated deficit	(538,823)	(524,876)
Accumulated other comprehensive loss	(40,083)	(28,486)
Treasury stock, 120,291 shares at cost	—	(2,974)
Total shareholders' deficit	(107,618)	(100,086)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$2,097,872	$2,244,319

The accompanying notes are an integral part of these consolidated financial statements.

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

For the Years Ended

January 28, 2017, January 30, 2016, and January 31, 2015

(In thousands, except per share amounts)

	Fiscal Year
	2016	2015	2014
Net sales:
Retail clothing product	$2,445,922	$2,599,934	$2,365,463
Rental services	457,444	443,290	442,866
Alteration and other services	195,035	209,250	186,843
Total retail sales	3,098,401	3,252,474	2,995,172
Corporate apparel clothing product	280,302	243,797	257,376
Total net sales	3,378,703	3,496,271	3,252,548
Cost of sales:
Retail clothing product	1,093,639	1,160,323	1,098,550
Rental services	82,764	76,726	84,978
Alteration and other services	136,904	145,852	134,227
Occupancy costs	431,298	455,486	395,521
Total retail cost of sales	1,744,605	1,838,387	1,713,276
Corporate apparel clothing product	192,630	173,461	180,658
Total cost of sales	1,937,235	2,011,848	1,893,934
Gross margin:
Retail clothing product	1,352,283	1,439,611	1,266,913
Rental services	374,680	366,564	357,888
Alteration and other services	58,131	63,398	52,616
Occupancy costs	(431,298)	(455,486)	(395,521)
Total retail gross margin	1,353,796	1,414,087	1,281,896
Corporate apparel clothing product	87,672	70,336	76,718
Total gross margin	1,441,468	1,484,423	1,358,614
Advertising expense	189,956	204,985	168,266
Selling, general and administrative expenses	1,099,328	1,085,900	1,116,836
Goodwill and intangible asset impairment charges	—	1,243,354	—
Asset impairment charges	19,358	27,480	302
Operating income (loss)	132,826	(1,077,296)	73,210
Interest income	167	187	356
Interest expense	(103,149)	(105,977)	(66,032)
Gain (loss) on extinguishment of debt, net	1,737	(12,675)	(2,158)
Earnings (loss) before income taxes	31,581	(1,195,761)	5,376
Provision (benefit) for income taxes	6,625	(169,042)	5,471
Net earnings (loss) including non-controlling interest	24,956	(1,026,719)	(95)
Net earnings attributable to non-controlling interest	—	—	(292)
Net earnings (loss) attributable to common shareholders	$24,956	$(1,026,719)	$(387)
Net earnings (loss) per common share allocated to common shareholders:
Basic	$0.51	$(21.26)	$(0.01)
Diluted	$0.51	$(21.26)	$(0.01)
Weighted-average common shares outstanding:
Basic	48,607	48,288	47,899
Diluted	48,786	48,288	47,899

The accompanying notes are an integral part of these consolidated financial statements.

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Years Ended

January 28, 2017, January 30, 2016 and January 31, 2015

(In thousands)

	Fiscal Year
	2016	2015	2014
Net earnings (loss) including non-controlling interest	$24,956	$(1,026,719)	$(95)
Currency translation adjustments	(13,546)	(22,427)	(31,942)
Unrealized gain (loss) on cash flow hedges, net of tax	1,925	(342)	(1,266)
Adjustment to minimum pension liability, net of tax	24	(46)	226
Comprehensive income (loss) including non-controlling interest	13,359	(1,049,534)	(33,077)

Comprehensive income attributable to non-controlling interest:
Net earnings	—	—	(292)
Amounts attributable to non-controlling interest	—	—	(292)
Comprehensive income (loss) attributable to common shareholders	$13,359	$(1,049,534)	$(33,369)

The accompanying notes are an integral part of these consolidated financial statements.

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

(In thousands, except shares)

				Accumulated		Total (Deficit)
			(Accumulated	Other		Equity
		Capital	Deficit)	Comprehensive	Treasury	Attributable to	Non-	Total
	Common	in Excess	Retained	(Loss)	Stock, at	Common	controlling	(Deficit)
	Stock	of Par	Earnings	Income	Cost	Shareholders	Interest	Equity
BALANCES — February 1, 2014	$476	$412,043	$572,712	$27,311	$(3,407)	$1,009,135	$14,014	$1,023,149
Net (loss) earnings	—	—	(387)	—	—	(387)	292	(95)
Other comprehensive loss	—	—	—	(32,982)	—	(32,982)	—	(32,982)
Purchase of non-controlling interest	—	7,249	—	—	—	7,249	(14,306)	(7,057)
Cash dividends — $0.72 per share	—	—	(34,809)	—	—	(34,809)	—	(34,809)
Share-based compensation	—	16,513	—	—	—	16,513	—	16,513
Common stock issued under share-based award plans and to stock discount plan — 569,522 shares	6	8,076	—	—	—	8,082	—	8,082
Tax payments related to vested deferred stock units	—	(6,940)	—	—	—	(6,940)	—	(6,940)
Tax benefit related to share-based plans	—	3,736	—	—	—	3,736	—	3,736
Treasury stock reissued — 8,805 shares	—	230	—	—	213	443	—	443
Repurchases of common stock — 5,349 shares	—	—	(251)	—	—	(251)	—	(251)
Retirement of treasury stock — 100 shares	—	—	(2)	—	2	—	—	—
BALANCES — January 31, 2015	482	440,907	537,263	(5,671)	(3,192)	969,789	—	969,789
Net loss	—	—	(1,026,719)	—	—	(1,026,719)	—	(1,026,719)
Other comprehensive loss	—	—	—	(22,815)	—	(22,815)	—	(22,815)
Cash dividends — $0.72 per share	—	—	(35,143)	—	—	(35,143)	—	(35,143)
Share-based compensation	—	14,839	—	—	—	14,839	—	14,839
Common stock issued under share-based award plans and to stock discount plan — 307,142 shares	3	2,971	—	—	—	2,974	—	2,974
Tax payments related to vested deferred stock units	—	(4,538)	—	—	—	(4,538)	—	(4,538)
Tax benefit related to share-based plans	—	1,456	—	—	—	1,456	—	1,456
Repurchases of common stock — 5,799 shares	—	—	(277)	—	—	(277)	—	(277)
Treasury stock reissued — 8,804 shares	—	130	—	—	218	348	—	348
BALANCES —January 30, 2016	485	455,765	(524,876)	(28,486)	(2,974)	(100,086)	—	(100,086)
Net earnings	—	—	24,956	—	—	24,956	—	24,956
Other comprehensive loss	—	—	—	(11,597)	—	(11,597)	—	(11,597)
Cash dividends — $0.72 per share	—	—	(35,930)	—	—	(35,930)	—	(35,930)
Share-based compensation	—	17,436	—	—	—	17,436	—	17,436
Common stock issued under share-based award plans and to stock discount plan — 336,746 shares	3	2,186	—	—	—	2,189	—	2,189
Tax payments related to vested deferred stock units	—	(1,362)	—	—	—	(1,362)	—	(1,362)
Tax deficiency related to share-based plans	—	(3,224)	—	—	—	(3,224)	—	(3,224)
Retirement of treasury stock — 120,291 shares	(1)	—	(2,973)	—	2,974	—	—	—
BALANCES — January 28, 2017	$487	$470,801	$(538,823)	$(40,083)	$—	$(107,618)	$—	$(107,618)

The accompanying notes are an integral part of these consolidated financial statements.

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended

January 28, 2017, January 30, 2016 and January 31, 2015

(In thousands)

	Fiscal Year
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss) including non-controlling interest	$24,956	$(1,026,719)	$(95)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	115,205	132,329	112,659
Rental product amortization	42,171	34,592	34,424
Goodwill and intangible asset impairment charges	—	1,243,354	—
(Gain) loss on extinguishment of debt, net	(1,737)	12,675	2,158
Amortization of deferred financing costs and discount on long-term debt	7,503	7,915	5,885
Loss on disposition of assets	6,396	3,548	12,328
Asset impairment charges	19,358	27,480	302
Share-based compensation	17,436	14,839	16,513
Excess tax benefits from share-based plans	(11)	(1,584)	(3,766)
Deferred tax benefit	(23,988)	(184,841)	(13,107)
Deferred rent expense and other	(1,725)	4,066	4,233
Changes in operating assets and liabilities:
Accounts receivable	(5,593)	8,165	(6,151)
Inventories	61,707	(94,889)	(26,586)
Rental product	(41,779)	(65,866)	(37,185)
Other assets	71,338	(8,815)	(19,250)
Accounts payable, accrued expenses and other current liabilities	(44,630)	22,953	3,831
Income taxes payable	849	289	6,135
Other liabilities	(4,828)	2,206	2,436
Net cash provided by operating activities	242,628	131,697	94,764
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(99,694)	(115,498)	(96,420)
Acquisition of business, net of cash	—	—	(1,491,393)
Proceeds from sales of property and equipment	617	2,617	160
Net cash used in investing activities	(99,077)	(112,881)	(1,587,653)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from new term loan	—	—	1,089,000
Payments on term loan	(42,451)	(8,000)	(2,750)
Proceeds from asset-based revolving credit facility	609,537	180,500	348,000
Payments on asset-based revolving credit facility	(609,537)	(180,500)	(348,000)
Proceeds from issuance of senior notes	—	—	600,000
Repurchase and retirement of senior notes	(21,924)	—	—
Deferred financing costs	—	(3,566)	(51,080)
Payments on previous term loan	—	—	(97,500)
Cash dividends paid	(35,240)	(34,980)	(34,785)
Purchase of non-controlling interest	—	—	(6,651)
Proceeds from issuance of common stock	2,189	2,974	8,082
Tax payments related to vested deferred stock units	(1,362)	(4,538)	(6,940)
Excess tax benefits from share-based plans	11	1,584	3,766
Repurchases of common stock	—	(277)	(251)
Net cash (used in) provided by financing activities	(98,777)	(46,803)	1,500,891
Effect of exchange rate changes	(3,865)	(4,294)	(4,993)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	40,909	(32,281)	3,009
Balance at beginning of period	29,980	62,261	59,252
Balance at end of period	$70,889	$29,980	$62,261

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended

January 28, 2017, January 30, 2016 and January 31, 2015

(In thousands)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (refunded) for:
Interest	$96,408	$96,994	$44,765
Income taxes, net	$(39,682)	$21,857	$33,815
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Increase in capital in excess of par due to purchase of non-controlling interest	$—	$—	$7,249
Cash dividends declared	$9,842	$9,150	$8,987

We had unpaid capital expenditure purchases included in accounts payable and accrued expenses and other current liabilities of approximately $12.2 million,  $12.8 million and $15.0 million in fiscal 2016, 2015 and 2014, respectively. Capital expenditure purchases are recorded as cash outflows from investing activities in the consolidated statement of cash flows in the period in which they are paid.

The accompanying notes are an integral part of these consolidated financial statements.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business—Effective January 31, 2016, Tailored Brands, Inc., a Texas corporation (“Tailored Brands”), became the successor reporting company to The Men’s Wearhouse, Inc. (“Men’s Wearhouse”), pursuant to a holding company reorganization (the “Reorganization”).  Upon completion of the Reorganization, each issued and outstanding share of common stock of Men’s Wearhouse was automatically converted into one share of common stock of Tailored Brands, having the same designations, preferences, limitations, and relative rights and corresponding obligations as the shares of common stock of Men’s Wearhouse.  In addition, as part of the Reorganization, Men’s Wearhouse’s treasury shares were canceled. The consolidated assets and liabilities of Tailored Brands and its subsidiaries immediately after the Reorganization were the same as the consolidated assets and liabilities of Men's Wearhouse immediately prior to the Reorganization.

Tailored Brands and its subsidiaries (the “Company”, “we”, “us”, and “our”) is a specialty apparel retailer offering suits, suit separates, sport coats, slacks, business casual, denim, sportswear, outerwear, dress shirts, shoes and accessories for men and tuxedo and suit rental product (collectively “rental product”).  We offer our products and services through multiple channels including The Men’s Wearhouse, Men’s Wearhouse and Tux, Jos. A. Bank Clothiers (“Jos. A. Bank”), Moores Clothing for Men (“Moores”), Joseph Abboud, K&G and the internet at www.menswearhouse.com, www.josbank.com and www.josephabboud.com.  Our stores are located throughout the United States (“U.S.”), Puerto Rico and Canada and carry a wide selection of exclusive and non-exclusive merchandise brands.  In addition, we offer our customers alteration services and most of our K&G stores also offer women’s career and casual apparel, sportswear and accessories, including shoes, and children’s apparel.  Also, we conduct retail dry cleaning, laundry and heirlooming operations through MW Cleaners in Texas.

On June 18, 2014, we acquired Jos. A. Bank, a men’s specialty apparel retailer, for approximately $1.8 billion.  Based on the manner in which we manage, evaluate and internally report our operations, we determined that Jos. A. Bank is an operating segment that meets the criteria for aggregation into our retail reportable segment.  See Note 2 for further information.

In June 2015, we entered into an agreement with Macy’s, Inc. to operate men’s tuxedo rental shops inside 300 Macy’s department stores. In addition, we agreed to collaborate with Macy’s to develop an online tuxedo rental shop. As of January 28, 2017, we operated 170 tuxedo shops within Macy’s stores under the name “The Tuxedo Shop @ Macy’s.” We are actively engaged in discussions with Macy’s to restructure our agreement.  In the meantime, we have agreed with Macy’s to put the opening of the additional 130 contracted stores on hold while we explore a potentially new model. Throughout this Annual Report on Form 10‑K, the term “shops within Macy’s stores” is used to describe our business operations with Macy’s.

Additionally, we operate an international corporate apparel business.  Our UK-based business is the largest provider of corporate apparel in the United Kingdom (“UK”) under the Dimensions, Alexandra and Yaffy brands. In the U.S., our corporate apparel business operates under the Twin Hill brand name.  Our corporate apparel business provides corporate apparel uniforms and workwear to workforces through multiple channels including managed corporate accounts, catalogs and the internet at www.dimensions.co.uk, www.alexandra.co.uk, and www.twinhill.com..

We follow the standard fiscal year of the retail industry, which is a 52-week or 53-week period ending on the Saturday closest to January 31.  The periods presented in these financial statements are the fiscal years ended January 28, 2017 (“fiscal 2016”), January 30, 2016 (“fiscal 2015”), and January 31, 2015 (“fiscal 2014”).  Each of these periods had 52 weeks.

Principles of Consolidation— The consolidated financial statements include the accounts of Tailored Brands, Inc. and its subsidiaries.  Intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Reclassifications —Certain prior period amounts have been reclassified to conform to the current period presentation.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Use of Estimates— The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents— Cash and cash equivalents includes all cash in banks, cash on hand and all highly liquid investments with an original maturity of three months or less.

Accounts Receivable—Accounts receivable consists of our receivables from third‑party credit card providers and other trade receivables, which consist primarily of receivables from our corporate apparel segment customers. Collectability is reviewed regularly and recorded net of an allowance for uncollectible accounts, which is adjusted as necessary.

Inventories—Inventories are valued at the lower of cost and net realizable value. Cost is determined based on the average cost method. Our inventory cost also includes estimated procurement and distribution costs (warehousing, freight, hangers and merchandising costs) associated with the inventory, with the balance of such costs included in cost of sales. Procurement and distribution costs are generally allocated to inventory based on the ratio of annual product purchases to inventory cost. We make assumptions, based primarily on historical experience, as to items in our inventory that may be damaged, obsolete or salable only at marked down prices to reflect the market value of these items.

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

Buildings are depreciated using the straight‑line method over their estimated useful lives of 10 to 25 years. Depreciation of leasehold improvements is computed on the straight‑line method over the term of the lease, which is generally five to ten years based on the initial lease term plus first renewal option periods that are reasonably assured, or the useful life of the assets, whichever is shorter. Furniture, fixtures and equipment are depreciated using primarily the straight‑line method over their estimated useful lives of two to 25 years.

Depreciation expense was $110.4 million, $117.9 million and $102.8 million for fiscal 2016, 2015 and 2014, respectively.

Rental Product—Rental product is amortized to cost of sales based on the cost of each unit rented. The cost of each unit rented is estimated based on the number of times the unit is expected to be rented and the average cost of the rental product. Lost, damaged and retired rental product is also charged to cost of sales. Rental product is amortized to expense generally over a four year period. We make assumptions, based primarily on historical experience, as to the number of times each unit can be rented. Amortization expense was $42.2 million, $34.6 million and $34.4 million for fiscal 2016, 2015 and 2014, respectively.

Impairment of Long‑Lived Assets—Long‑lived assets, such as property and equipment and identifiable intangibles with finite useful lives, are periodically evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level of which there are identifiable cash flows, which is generally at a store level. Assets are reviewed using factors including, but not limited to, our future operating plans and projected cash flows. The determination of whether impairment has occurred is based on an estimate of undiscounted future cash flows directly related to the assets, compared to the carrying value of the assets. If the sum of the undiscounted future cash flows of the assets does not exceed the carrying value of the assets, full or partial impairment may exist. If the asset carrying amount exceeds its fair value, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined using an income approach, which requires discounting the estimated future cash flows associated with the asset.

Asset impairment charges totaled $19.4 million, $27.5 million and $0.3 million for fiscal 2016, 2015 and 2014, respectively.  Of the $19.4 million recorded in fiscal 2016, $16.5 million relates to our retail segment, of which $14.0

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

million related to fixed assets in our tuxedo shops within Macy’s and $2.5 million related primarily to stores closed as part of our store rationalization program and $2.9 million relates to a long-lived asset reclassified as held for sale in our shared services segment.  Of the $27.5 million recorded in fiscal 2015, $23.1 million related to stores closed in fiscal 2016 as a result of our store rationalization program (see Note 4 for additional information).  As a result, we adjusted the depreciable lives of the assets to reflect their shortened useful life.  The remaining $4.3 million of asset impairment charges recorded in fiscal 2015 related to underperforming stores, primarily at our Jos. A. Bank brand.

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

During fiscal 2015, we changed the date of our annual impairment assessment from the last day of our fiscal year to the last day of the second month of our fiscal fourth quarter.  The change in date had no impact on our annual impairment test as both the new and old testing dates are within the same fiscal quarter.  We changed the assessment date to allow for more time to complete the process before our fiscal year end.

For purposes of our goodwill impairment evaluation, the reporting units are our operating segments identified in Note 17.  Goodwill has been assigned to the reporting units based on prior business combinations related to the segments.  Our goodwill assessment consists of either using a qualitative approach to determine whether it is more likely than not that the fair value of the assets is less than their respective carrying values or a two-step quantitative impairment test, if necessary. In performing the qualitative assessment, we consider many factors in evaluating whether the carrying value of the asset may not be recoverable, including macroeconomic conditions, retail industry considerations, recent financial performance and declines in stock price and market capitalization.

Step one of the goodwill quantitative analysis is intended to determine if potential impairment exists and is performed by comparing each reporting unit’s estimated fair value to its carrying value, including goodwill.  If the carrying value of a reporting unit exceeds its estimated fair value, goodwill is considered potentially impaired, and we must complete the second step of the testing to determine the amount of any impairment.  The second step requires an allocation of the reporting unit’s first step estimated fair value to the individual assets and liabilities of the reporting unit in the same manner as if the reporting unit was being acquired in a business combination.  Any excess of the estimated fair value over the amounts allocated to the individual assets and liabilities represents the implied fair value of goodwill for the reporting unit.  If the implied fair value of goodwill is less than the recorded goodwill, we would recognize an impairment charge for the difference. As of January 28, 2017, our annual impairment evaluation of goodwill did not result in an impairment charge.

Indefinite-lived intangible assets are not subject to amortization but are reviewed at least annually for impairment.  The indefinite-lived intangible asset impairment evaluation is performed by comparing the fair value of the indefinite-lived intangible assets to their carrying values.  Similar to the goodwill approach described above, our annual impairment assessment for indefinite-lived intangible assets contemplates the use of either a qualitative approach to determine whether it is more likely than not that the fair value of the assets is less than their respective carrying values or a quantitative impairment test, if necessary.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We estimate the fair values of these intangible assets based on an income approach using the relief-from-royalty method.  This approach is dependent upon a number of factors, including estimates of future growth and trends, royalty rates, discount rates and other variables.  We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain.  If the carrying value exceeds its estimated fair value, an impairment loss is recognized in the amount by which the carrying amount exceeds the estimated fair value of the asset. As of January 28, 2017, our annual impairment evaluation of indefinite-lived intangible assets did not result in an impairment charge.

See Note 3 for additional discussion of our goodwill and indefinite-lived intangible assets including the results of our fiscal 2015 assessment and related impairment charges.

Derivative Financial Instruments—Derivative financial instruments are recorded in the consolidated balance sheet at fair value as other current assets, accrued expenses and other current liabilities or other liabilities. For derivative instruments for which hedge accounting was not designated, the gain or loss is recorded in cost of sales in the consolidated statements of earnings (loss). For derivative instruments that qualify for hedge accounting treatment, the effective portion of the derivative is recorded as a component of other comprehensive income (loss) and reclassified to earnings in the period when the hedged item affects earnings. See Note 16 for further information regarding our derivative instruments.

Self‑Insurance— We self‑insure significant portions of our workers’ compensation and employee medical costs. We estimate our liability for future payments under these programs based on historical experience and various assumptions as to participating employees, health care costs, number of claims and other factors, including industry trends and information provided to us by our insurance broker. We also use actuarial estimates. If the number of claims or the costs associated with those claims were to increase significantly over our estimates, additional charges to earnings could be necessary to cover required payments.

Sabbatical Leave— We recognize compensation expense associated with a sabbatical leave or other similar benefit arrangement over the requisite service period during which an employee earns the benefit. In fiscal 2016, employees can no longer earn a sabbatical leave and, as a result, we are no longer accruing benefits for sabbatical leave.  The accrued liability for sabbatical leave, which is included in accrued expenses and other current liabilities in the consolidated balance sheets, was $6.1 million and $11.8 million as of fiscal 2016 and 2015, respectively.

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

We present all non‑income government‑assessed taxes (sales, use and value added taxes) collected from our customers and remitted to governmental agencies on a net basis (excluded from net sales) in our consolidated financial statements. The government‑assessed taxes are recorded in accrued expenses and other current liabilities until they are remitted to the government agency.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Gift Cards and Gift Card Breakage— Proceeds from the sale of gift cards are recorded as a liability and are recognized as net sales from products and services when the cards are redeemed.  Our gift cards do not have expiration dates.  We recognize income from breakage of gift cards when the likelihood of redemption of the gift card is remote.  We determine our gift card breakage rate based upon historical redemption patterns. Breakage income is recognized for those cards for which the likelihood of redemption is deemed to be remote and for which there is no legal obligation for us to remit the value of such unredeemed gift cards to any relevant jurisdictions. Gift card breakage estimates are reviewed on a quarterly basis.  Gift card breakage income is recorded as other operating income and is classified as a reduction of selling, general and administrative expenses (“SG&A”) expenses in our consolidated statement of earnings (loss).  Pre-tax breakage income of $2.9 million, $2.7 million and $2.3 million was recognized during fiscal 2016, 2015 and 2014, respectively.

Loyalty Program—We maintain a customer loyalty program for our Men’s Wearhouse, Men’s Wearhouse and Tux, Jos. A. Bank and Moores brands in which customers receive points for purchases. Points are equivalent to dollars spent on a one‑to‑one basis, excluding any sales tax dollars. Upon reaching 500 points, customers are issued a $50 rewards certificate which they may redeem for purchases at our stores or online. Generally, reward certificates earned must be redeemed no later than six months from the date of issuance. We accrue the estimated costs of the anticipated certificate redemptions when the certificates are issued and charge such costs to cost of sales. Redeemed certificates are recorded as markdowns when redeemed and no revenue is recognized for the redeemed certificate amounts. The estimate of costs associated with the loyalty program requires us to make assumptions related to the cost of product or services to be provided to customers when the certificates are redeemed as well as redemption rates. The accrued liability for loyalty program reward certificates, which is included in accrued expenses and other current liabilities in the consolidated balance sheets, was $9.8 million and $9.2 million as of fiscal 2016 and 2015, respectively.

Operating Leases—Operating leases relate primarily to stores and generally contain rent escalation clauses, rent holidays, contingent rent provisions and occasionally leasehold incentives. Rent expense for operating leases is recognized on a straight‑line basis over the term of the lease, which is generally five to ten years based on the initial lease term plus first renewal option periods that are reasonably assured. Rent expense for stores is included in cost of sales as a part of occupancy cost and other rent is included in SG&A expenses. The lease terms commence when we take possession with the right to control use of the leased premises, which normally includes a construction period and, for stores, is approximately 60 days prior to the date rent payments begin.

Deferred rent that results from recognition of rent expense on a straight‑line basis is included in other liabilities. Landlord incentives received for reimbursement of leasehold improvements are recorded as deferred rent and amortized as a reduction to rent expense over the term of the lease. Contingent rentals are generally based on percentages of sales and are recognized as store rent expense as they accrue.

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

Share‑Based Compensation—In recognizing share‑based compensation, we follow the provisions of the authoritative guidance regarding share‑based awards. This guidance establishes fair value as the measurement objective in accounting for stock awards and requires the application of a fair value based measurement method in accounting for compensation cost, which is recognized over the requisite service period.

We use the Black-Scholes option pricing model to estimate the fair value of stock options on the date of grant.  The fair value of deferred stock units or performance units and restricted stock is determined based on the number of shares granted and the quoted closing price of our common stock on the date of grant.  The fair value of awards that contain a market condition is measured using a Monte Carlo simulation method.  The value of the portion of the award that is ultimately

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expected to vest is recognized as expense over the requisite service period.  Compensation expense for performance-based awards is recorded based on the amount of the award ultimately expected to vest and the level and likelihood of the performance condition to be met.  For grants with a service condition only that are subject to graded vesting, we recognize expense on a straight-line basis over the requisite service period for the entire award.

Share‑based compensation expense recognized for fiscal 2016, 2015 and 2014 was $17.4 million, $14.8 million and $16.5 million, respectively. Total income tax benefit recognized in net earnings (loss) for share‑based compensation arrangements was $6.8 million, $5.8 million and $6.4 million for fiscal 2016, 2015 and 2014, respectively. See Note 13 for additional disclosures regarding share‑based compensation.

Foreign Currency Translation—Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at each balance sheet date. Equity is translated at applicable historical exchange rates. Income, expense and cash flow items are translated at average exchange rates during the year. Resulting translation adjustments are reported as a separate component of comprehensive income (loss).

Comprehensive Income (Loss)—Comprehensive income (loss) includes all changes in equity during the periods presented that result from transactions and other economic events other than transactions with shareholders. We present comprehensive income (loss) in a separate statement in the accompanying consolidated financial statements.

Non‑controlling Interest—Historically, non-controlling interest in our financial statements represented the proportionate share of equity attributable to the minority shareholders of our consolidated UK subsidiaries and was adjusted each period to reflect the allocation of comprehensive income to or the absorption of comprehensive losses by the non-controlling interest.  In fiscal 2014, we purchased the remaining 14% interest in our UK operations.  See Note 12 for additional information.

Earnings (loss) per share— We calculate earnings (loss) per common share allocated to common shareholders using the two-class method in accordance with the guidance for determining whether instruments granted in share-based payment transactions are participating securities, which provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per common share allocated to common shareholders pursuant to the two-class method.  See Note 5 for disclosures regarding earnings (loss) per common share allocated to common shareholders.

Treasury stock— Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Gains and losses on the subsequent reissuance of shares are credited or charged to capital in excess of par value using the average-cost method.  Upon retirement of treasury stock, the amounts in excess of par value are charged entirely to (accumulated deficit) retained earnings.  See Note 12 for disclosures regarding our stock repurchases and retirement of treasury stock.

Recent Accounting Pronouncements— We have considered all new accounting pronouncements and have concluded that the following new pronouncements may have a material impact on our results of operations, financial condition, or cash flows.

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

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In February 2016, the FASB issued ASU No. 2016-02, Leases.   ASU 2016-02 increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  The main difference between current U.S. GAAP and ASU 2016-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under current U.S. GAAP. ASU 2016-02 is effective for public companies for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption of ASU 2016-02 is permitted.  The guidance is required to be adopted using the modified retrospective approach.  We currently expect ASU 2016-02 will not have a material impact on our results of operations or cash flows.  However, we are currently evaluating the impact ASU 2016-02 will have on our financial position and expect that it will result in a significant increase in our long-term assets and liabilities as we have a significant number of leases.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities.  In August 2015, the FASB issued ASU No. 2015-14 which deferred the effective date of ASU 2014-09 by one year.  As a result of this deferral, ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted for annual reporting periods beginning after December 15, 2016.  The guidance allows for either a full retrospective or a modified retrospective transition method.  We currently expect ASU 2014-09 will not have a material impact on our financial position, results of operations or cash flows. However, we are still evaluating ASU 2014-09 including the determination of the transition approach we will utilize.

2.  ACQUISITION

On June 18, 2014, we acquired 100% of the outstanding common stock of Jos. A. Bank, a men’s specialty apparel retailer, for approximately $1.8 billion. The acquisition was funded primarily by a $1.1 billion term loan facility, the issuance of $600.0 million in senior unsecured notes and borrowings under an asset-based credit facility (see Note 6).

We incurred integration and other costs related to Jos. A. Bank totaling $8.8 million, $18.7 million and $40.4 million for fiscal years 2016, 2015 and 2014, respectively. Integration and other costs for fiscal 2016 include $2.1 million recorded in cost of sales with the remainder recorded in SG&A.  Integration and other costs for fiscal 2015 include $0.9 million recorded in cost of sales with the remainder recorded in SG&A. Integration and other costs for fiscal 2014 include $10.6 million recorded in cost of sales with the remainder recorded in SG&A. For fiscal 2016 and 2015, we did not incur any acquisition-related costs. For fiscal 2014, we incurred acquisition-related costs for Jos. A. Bank totaling $54.6 million.

In addition, we recorded losses on extinguishment of debt totaling $12.7 million and $2.2 million for 2015 and 2014, respectively, which is included as a separate line in the consolidated statements of earnings (loss).  Lastly, we incurred deferred financing costs of $51.1 million, which is amortized over the contractual term of each financing arrangement, as discussed in Note 6.

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

Within the measurement period which closed during the second quarter of 2015, we made purchase accounting adjustments primarily related to deferred income taxes.   None of these measurement period adjustments had a material impact on the purchase price allocation.  Goodwill is calculated as the excess of the purchase price over the net assets acquired.  The goodwill recognized was attributable to growth opportunities and expected synergies.  All of the goodwill was assigned to our retail reporting segment and is non-deductible for tax purposes.

Intangible assets consist of four separately identified assets.  First, we identified the Jos. A. Bank tradename as an indefinite-lived intangible asset with a fair value of $539.1 million.  The Jos. A. Bank tradename is not subject to amortization but is evaluated at least annually for impairment.  Second, we identified a customer relationship intangible asset with a fair value of $54.0 million which was to be amortized on a straight line basis over a useful life of seven years. Third, we recognized an intangible asset of $24.4 million for favorable Jos. A. Bank leases (as compared to prevailing market rates) which was to be amortized over the remaining lease terms, including assumed renewals, resulting in a weighted-average amortization period of 11.5 years.  Lastly, we recognized an intangible asset related to the Jos. A. Bank franchise store agreements of $4.7 million which we expect to amortize over 25 years. See Notes 3 and 4 for information concerning impairment of Jos. A. Bank’s goodwill and intangible assets incurred in fiscal 2015.

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

The following table presents unaudited pro forma consolidated financial information as if the closing of our acquisition of Jos. A. Bank had occurred on February 3, 2013 (in thousands, except per share data):

Fiscal Year
2014
Total net sales	$3,596,820
Net earnings attributable to common shareholders	$50,439
Net earnings per common share attributable to common shareholders:
Basic	$1.05
Diluted	$1.04

The pro forma financial information presented above has been prepared by combining our historical results and the historical results of Jos. A. Bank and further reflects the effect of purchase accounting adjustments and the elimination of transaction costs, among other items.  This pro forma information is not necessarily indicative of the results of operations

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

that actually would have resulted had the Jos. A. Bank acquisition occurred on the date indicated above or that may result in the future and does not reflect potential synergies.  Material non-recurring adjustments included in the pro forma financial information above includes $34.5 million of integration costs.

3.    GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill allocated to our reportable segments and changes in the net carrying amount of goodwill for the years ended January 28, 2017 and January 30, 2016 are as follows (in thousands):

		Corporate
	Retail	Apparel	Total
Balance at January 31, 2015	$861,180	$26,756	$887,936
Adjustments to purchase price allocation of acquired businesses	3,062	—	3,062
Goodwill impairment charge	(769,021)	—	(769,021)
Translation adjustment	(2,020)	(1,371)	(3,391)
Balance at January 30, 2016	$93,201	$25,385	$118,586
Translation adjustment	1,310	(2,870)	(1,560)
Balance at January 28, 2017	$94,511	$22,515	$117,026

As of both January 28, 2017 and January 30, 2016, accumulated goodwill impairment totaled $778.5 million, all within our retail segment.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible Assets

The gross carrying amount and accumulated amortization of our identifiable intangible assets are as follows (in thousands):

	January 28,	January 30,
	2017	2016
Amortizable intangible assets:
Carrying amount:
Trademarks, tradenames and franchise agreements	$15,966	$16,292
Favorable leases	13,826	14,675
Customer relationships	25,483	29,129
Total carrying amount	55,275	60,096
Accumulated amortization:
Trademarks, tradenames and franchise agreements	(10,055)	(9,728)
Favorable leases	(3,961)	(2,739)
Customer relationships	(13,804)	(13,459)
Total accumulated amortization	(27,820)	(25,926)
Total amortizable intangible assets, net	27,455	34,170
Indefinite-lived intangible assets:
Trademarks and tradename	144,204	144,340
Total intangible assets, net	$171,659	$178,510

The pre-tax amortization expense associated with intangible assets subject to amortization totaled approximately $4.8 million, $14.4 million and $9.9 million for fiscal 2016, 2015 and 2014, respectively.  Pre-tax amortization expense associated with intangible assets subject to amortization at January 28, 2017 is estimated to be approximately $4.2 million for fiscal year 2017, $3.9 million for fiscal year 2018, $3.7 million for fiscal year 2019, $3.6 million for fiscal year 2020 and $3.5 million for fiscal year 2021.

Fiscal 2015 Goodwill and Indefinite-Lived Intangible Asset Impairment Assessment

During the second and third quarters of 2015, the effectiveness of the existing Jos. A. Bank promotional model began to deteriorate quicker than we anticipated.  As a result, we made the decision to accelerate the transition away from the historical promotional cadence by removing, at the end of the third quarter of 2015, the most excessive offers (the Buy-One-Get-Three or more Free events), and began seeking sustainable volume and margin growth.  While we expected some top-line volatility as we changed the promotional model, we did not anticipate that the impact on sales from the traffic decline would occur to the degree it did.  During the fourth quarter of 2015, the performance of the Jos. A. Bank brand was far below our expectations.

As a result, the projections used in the fiscal 2015 annual quantitative goodwill impairment assessment were significantly lower than the projections used in the fiscal 2014 assessment.  In particular, the sales growth assumptions were lowered to reflect the sales trend at Jos. A. Bank and the impact of our store rationalization and profit improvement programs (see Note 4).  Conversely, gross margin rates were increased compared to the fiscal 2014 assessment to reflect our expectation that the transition away from the historical promotional model will accelerate the realization of higher gross margins.  In addition, our market capitalization decreased further during the fourth quarter of 2015.  Our consideration of all of these factors resulted in a significant reduction in the estimated fair value of the Jos. A. Bank reporting unit with the estimated fair value decreasing significantly below its carrying value, which required us to proceed to the second step of the quantitative goodwill impairment test for Jos. A. Bank.

In the second step of the quantitative goodwill impairment test, we compared the implied fair value of the Jos. A. Bank goodwill with its carrying amount.  The estimated fair value of the Jos. A. Bank reporting unit was allocated to its individual assets and liabilities in the same manner as if Jos. A. Bank was being acquired in a business combination and the fair value was the purchase price paid to acquire Jos. A. Bank.  As a result of this valuation, it was determined that the entire carrying amount of Jos. A. Bank’s goodwill was impaired, resulting in a non-cash pre-tax goodwill impairment

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

charge of $769.0 million, which is included within “Goodwill and intangible asset impairment charges” in our statements of earnings (loss).

In addition, in connection with the second step of the quantitative goodwill impairment test, because of the lower revenue assumptions discussed above, it was determined that the estimated fair value of the Jos. A. Bank tradename had decreased below its carrying value.  The fair value of the Jos. A. Bank tradename was estimated using a relief from royalty method, which calculates the present value of savings resulting from the right to sell products without having to pay a royalty fee.  Critical assumptions that are used in this method include future sales projections, an estimated royalty rate and a discount rate.  Based on the estimated fair value of the Jos. A. Bank tradename, we recognized total impairment charges of $425.9 million related to the Jos. A. Bank tradename during 2015, which is included within “Goodwill and intangible asset impairment charges” in our statements of earnings (loss).  After giving effect to these impairment charges, the carrying value of the Jos. A. Bank tradename was $113.2 million as of January 30, 2016.

Other Intangible Asset Impairments in Fiscal 2015

In addition to our fiscal 2015 assessment of goodwill and indefinite-lived intangible assets, we determined that certain finite-lived intangible assets related to Jos. A. Bank were impaired.  Specifically, it was determined that the Jos. A. Bank customer relationship was impaired.  The fair value of the Jos. A. Bank customer relationship was estimated using a return on assets model.  Critical assumptions that are used in this method include estimated revenues and cash flows attributable to the Jos. A. Bank existing customer base and the expected attrition of such customers over time.  Based on the estimated fair value of the Jos. A. Bank customer relationship, it was determined that the entire carrying value of the Jos. A. Bank customer relationship was impaired, resulting in a non-cash pre-tax impairment charge of $41.5 million, which is included within “Goodwill and intangible asset impairment charges” in our statements of earnings (loss).

Lastly, we determined that certain favorable lease intangible assets related to Jos. A. Bank were impaired.  The fair value of the Jos. A. Bank favorable leases was evaluated in conjunction with our long-lived asset impairment process, whereby we group and evaluate assets at the lowest level of which there are identifiable cash flows, which is generally at a store level.  As a result of this process, we recognized an impairment charge of $7.0 million, which is included within “Goodwill and intangible asset impairment charges” in our statements of earnings (loss).

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

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.  RESTRUCTURING AND OTHER CHARGES

During the fourth quarter of fiscal 2015, we began implementing initiatives intended to reduce costs and improve operating performance.  These initiatives included a store rationalization program which identified approximately 250 stores to be closed as well as a profit improvement program to drive operating efficiencies and improve our expense structure.  These programs were substantially completed in fiscal 2016 and resulted in the closure of 75 Jos. A. Bank full line stores, the closure of 56 factory and outlet stores at Jos. A. Bank and Men’s Wearhouse and the closure of 102 Men’s Wearhouse and Tux stores.

A summary of the charges incurred in fiscal 2016 and fiscal 2015 is presented in the table below (amounts in thousands):

	Fiscal Year
	2016	2015	Cumulative
Lease termination costs	$43,116	$—	$43,116
Store asset impairment charges and accelerated depreciation, net of deferred rent	1,734	23,146	24,880
Consulting costs	15,074	918	15,992
Inventory reserve charges	—	11,008	11,008
Severance and employee-related costs	6,103	—	6,103
Favorable lease impairment charges	—	5,533	5,533
Other costs	2,060	858	2,918
Total pre-tax restructuring and other charges(1)	$68,087	$41,463	$109,550

(1)

For fiscal 2016, consists of $71.9 million included in SG&A offset by a $3.8 million reduction in cost of sales.  For fiscal 2015, consists of $23.1 million included in asset impairment charges, $11.0 million in cost of sales, $5.5 million of goodwill and intangible asset impairment charges and $1.8 million in SG&A.  For fiscal 2016, fiscal 2015 and cumulatively since inception of the initiatives, of the total amounts recorded in the table above, $49.0 million, $39.9 million and $88.9 million, respectively, relate to our retail segment and the remainder are recorded in shared services.

Cumulative pre-tax restructuring and other charges related to these completed programs was $109.6 million, of which approximately $68.1 million were cash expenses.

The following table is a rollforward of amounts included in accrued expenses and other current liabilities in the consolidated balance sheet related to the pre-tax restructuring and other charges (amounts in thousands):

	Severance and	Lease
	Employee-	Termination	Consulting	Other
	Related Costs	Costs	Costs	Costs	Total
Beginning Balance, January 30, 2016	$—	$—	$918	$858	$1,776
Charges, excluding non-cash items	6,103	43,116	15,074	2,060	66,353
Payments	(5,117)	(38,282)	(15,932)	(2,893)	(62,224)
Ending Balance, January 28, 2017	$986	$4,834	$60	$25	$5,905

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.    EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share allocated to common shareholders is determined using the two-class method and is computed by dividing net earnings (loss) allocated to common shareholders by the weighted-average common shares outstanding during the period.  Diluted earnings (loss) per common share allocated to common shareholders reflects the more dilutive earnings per common share amount calculated using the treasury stock method or the two-class method.

Basic and diluted earnings (loss) per common share allocated to common shareholders are computed using the actual net earnings (loss) allocated to common shareholders and the actual weighted-average common shares outstanding rather than the rounded numbers presented within our consolidated statement of earnings (loss) and the accompanying notes.  As a result, it may not be possible to recalculate earnings (loss) per common share allocated to common shareholders in our consolidated statement of earnings (loss) and the accompanying notes. The following table sets forth the computation of basic and diluted earnings (loss) per common share allocated to common shareholders (in thousands, except per share amounts).

	Fiscal Year

	2016	2015	2014
Numerator
Net earnings (loss) attributable to common shareholders	$24,956	$(1,026,719)	$(387)
Net earnings allocated to participating securities (restricted stock and deferred stock units)	(28)	—	—
Net earnings (loss) allocated to common shareholders	$24,928	$(1,026,719)	$(387)
Denominator
Basic weighted-average common shares outstanding	48,607	48,288	47,899
Dilutive effect of share-based awards	179	—	—
Diluted weighted-average common shares outstanding	48,786	48,288	47,899
Net earnings (loss) per common share allocated to common shareholders:
Basic	$0.51	$(21.26)	$(0.01)
Diluted	$0.51	$(21.26)	$(0.01)

For fiscal 2016, 2015 and 2014, 1.6,  0.4, and 0.2 million anti‑dilutive shares of common stock were excluded from the calculation of diluted earnings (loss) per common share allocated to common shareholders, respectively.

6.    DEBT

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

The Credit Facilities and the Senior Notes contain customary non-financial and financial covenants, including fixed charge coverage ratios, total leverage ratios and secured leverage ratios, as well as a restriction on our ability to pay dividends on our common stock in excess of $10.0 million per quarter.  Since entering into these financing arrangements and as of January 28, 2017, our total leverage ratio and secured leverage ratio were above the maximums specified in the agreements.  As a result, we are currently subject to certain additional restrictions, including limitations on our ability to make acquisitions and incur additional indebtedness.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Credit Facilities

The Term Loan is guaranteed, jointly and severally, by Tailored Brands, Inc. and certain of our U.S. subsidiaries and will mature on June 18, 2021.  The interest rate on the Term Loan is currently based on the 1-month LIBOR rate, which was approximately 0.78% at January 28, 2017.  However, the Term Loan interest rate is subject to a LIBOR floor of 1% per annum, plus the applicable margin which is 3.50%, resulting in a total interest rate of 4.50%. In January 2015, we entered into an interest rate swap agreement, in which the variable rate payments due under a portion of the Term Loan were exchanged for a fixed rate.  See Note 16 for additional information.

In April 2015, The Men’s Wearhouse, Inc. entered into Incremental Facility Agreement No. 1 (the “Incremental Agreement”) resulting in a refinancing of $400.0 million aggregate principal amount of the Term Loan from a variable rate to a fixed rate of 5.0% per annum.  The Incremental Agreement did not impact the total amount borrowed under the Term Loan, the maturity date of the Term Loan of June 18, 2021, or collateral and guarantees under the Term Loan.  In connection with the Incremental Agreement, we incurred deferred financing costs of $3.6 million, which will be amortized over the life of the remaining term using the interest method.  In addition, as a result of entering into the Incremental Agreement, we recorded a loss on extinguishment of debt totaling $12.7 million consisting of the elimination of unamortized deferred financing costs and OID related to the Term Loan, which is included as a separate line in the consolidated statements of earnings (loss).

As a result of the interest rate swap and the Incremental Agreement, we have converted a majority of the variable interest rate under the Term Loan to a fixed rate and, as of January 28, 2017, the Term Loan had a weighted average interest rate of 4.90%.

The ABL Facility provides for a senior secured revolving credit facility of $500.0 million, with possible future increases to $650.0 million under an expansion feature that matures on June 18, 2019, and is guaranteed, jointly and severally, by Tailored Brands, Inc. and certain of our U.S. subsidiaries. The ABL Facility has several borrowing and interest rate options including the following indices:  (i) adjusted LIBOR, (ii) Canadian Dollar Offered Rate (“CDOR”) rate, (iii) Canadian prime rate or (iv) an alternate base rate (equal to the greater of the prime rate, the federal funds effective rate plus 0.5% or adjusted LIBOR for a one-month period plus 1.0%). Advances under the ABL Facility bear interest at a rate per annum using the applicable indices plus a varying interest rate margin of up to 2.00%. The ABL Facility also provides for fees applicable to amounts available to be drawn under outstanding letters of credit which range from 1.50% to 2.00%, and a fee on unused commitments which ranges from 0.25% to 0.375%. As of January 28, 2017, there were no borrowings outstanding under the ABL Facility.  During fiscal 2016, the maximum borrowing outstanding under the ABL Facility was $68.5 million.

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

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We utilize letters of credit primarily to secure inventory purchases and as collateral for workers compensation claims.  At January 28, 2017, letters of credit totaling approximately $29.4 million were issued and outstanding.  Borrowings available under the ABL Facility as of January 28, 2017 were $414.8 million.

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

Long-Term Debt

In accordance with the terms of the Credit Facilities, we have an obligation to make a mandatory excess cash flow prepayment offer of $4.6 million to the Term Loan lenders during fiscal 2017.  Our lenders have the option to decline their respective portions of the prepayment.  We have classified the entire amount of the expected prepayment within current portion of long-term debt on our consolidated balance sheet.

In May 2016, we made a mandatory excess cash flow prepayment of $35.5 million on the Term Loan.  As a result of this prepayment, we recorded a loss on extinguishment of debt totaling $0.9 million consisting of the elimination of unamortized deferred financing costs and OID related to the Term Loan.

In addition, during fiscal 2016, we repurchased and retired $25.0 million of Senior Notes through open market transactions, which were consummated via borrowings on our ABL Facility.  As a result, we recorded a net gain on extinguishment totaling $2.6 million, which reflects a $3.1 million gain upon repurchase partially offset by the elimination of unamortized deferred financing costs totaling $0.5 million related to the Senior Notes.

As a result of our excess cash flow prepayment and the repurchase and retirement of $25.0 million of Senior Notes, we recorded a net gain on extinguishment totaling $1.7 million, which reflects a $3.1 million gain upon repurchase partially offset by the elimination of unamortized deferred financing costs of $1.4 million, which is included as a separate line in the consolidated statements of earnings (loss).

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides details on our long-term debt as of January 28, 2017 and January 30, 2016 (in thousands):

	January 28,	January 30,
	2017	2016
Term Loan (net of unamortized OID of $4.1 million at January 28, 2017 and $5.4 million at January 30, 2016)	$1,042,660	$1,083,891
Senior Notes	575,000	600,000
Less: Deferred financing costs related to the Term Loan and Senior Notes	(22,131)	(27,967)
Total long-term debt, net	1,595,529	1,655,924
Current portion of long-term debt	(13,379)	(42,451)
Total long-term debt, net of current portion	$1,582,150	$1,613,473

The following table provides principal payments due on long-term debt in the next five fiscal years and the remaining years thereafter (in thousands):

Fiscal Year
2017	$13,379
2018	7,000
2019	5,250
2020	7,000
2021	1,014,170
Thereafter	575,000
Total long-term debt	1,621,799
Deferred financing costs and unamortized OID	(26,270)
Total long-term debt, net	$1,595,529

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.  INCOME TAXES

Earnings (loss) before income taxes (in thousands):

	Fiscal Year
	2016	2015	2014
United States	$(9,986)	$(1,242,022)	$(44,346)
Foreign	41,567	46,261	49,722
Total	$31,581	$(1,195,761)	$5,376

The provision (benefit) for income taxes consists of the following (in thousands):

	Fiscal Year
	2016	2015	2014
Current tax expense (benefit):
Federal	$18,545	$5,615	$7,328
State	912	1,877	(975)
Foreign	11,156	8,307	12,225
Deferred tax (benefit) expense:
Federal and state	(23,135)	(185,440)	(12,450)
Foreign	(853)	599	(657)
Total	$6,625	$(169,042)	$5,471

No provision for U.S. income taxes or Canadian withholding taxes has been made on the cumulative undistributed earnings of foreign companies (approximately $307.8 million at January 28, 2017) because we intend to permanently reinvest all the foreign earnings outside of the U.S.  The potential deferred tax liability associated with these earnings, net of related foreign tax credits, is estimated to be approximately $43.7 million.

A reconciliation of the statutory federal income tax rate to our effective tax rate is as follows:

	Fiscal Year
	2016	2015	2014
Federal statutory rate	35.0%	(35.0)%	35.0%
State income taxes, net of federal benefit	(5.6)	(2.0)	2.2
Uncertain tax positions	1.0	0.1	(0.6)
Foreign tax rate differential	(14.3)	(0.5)	(85.0)
Amortizable tax goodwill	(5.0)	(0.1)	(32.5)
Goodwill impairment	—	22.5	—
Non-deductible transaction cost	—	—	187.8
Valuation allowance	10.3	0.5	(10.7)
Tax credits	(3.4)	—	—
Adjustments to net tax accruals	4.4	0.5	—
Other	(1.4)	(0.1)	5.6
	21.0%	(14.1)%	101.8%

In fiscal 2016, our effective income tax rate was 21.0% and is lower than the U.S. statutory rate primarily due to foreign earnings and the lower tax rates in these jurisdictions. In fiscal 2015, our effective income tax rate was a benefit of 14.1% and is lower than the U.S. statutory rate due to our overall net loss, partially offset by the non-deductibility of the goodwill impairment charge. Our effective tax rate is affected by recurring items, such as tax rates in foreign jurisdictions, which are lower than the federal rate,  and the amounts we earn in those jurisdictions.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that a portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of January 28, 2017, it is more likely than not that we will realize the benefits of the deferred tax assets, except as discussed below.

At January 28, 2017, we had net non-current deferred tax liabilities of $70.6 million.  At January 30, 2016, we had net non-current deferred tax liabilities of $91.1 million.  The decrease in the net deferred tax liabilities is primarily due to the decrease in inventory and property and equipment.  We have a valuation allowance of $9.8 million against certain state deferred tax assets and foreign tax credits for which we have concluded it is more likely than not that we will not recognize the asset.

Total deferred tax assets and liabilities and the related temporary differences as of January 28, 2017 and January 30, 2016 were as follows (in thousands):

	January 28,	January 30,
	2017	2016
Deferred tax assets:
Accrued rent and other expenses	$53,851	$55,623
Accrued compensation	28,530	28,822
Accrued inventory markdowns	8,330	11,778
Other	2,902	2,255
Tax loss and other carryforwards	23,361	24,955
Total deferred tax assets	116,974	123,433
Valuation allowance	(9,830)	(6,185)
Net deferred tax assets	107,144	117,248
Deferred tax liabilities:
Property and equipment	(79,217)	(99,846)
Capitalized inventory costs	(30,977)	(40,621)
Intangibles	(65,776)	(65,329)
Other	(1,770)	(2,579)
Total deferred tax liabilities	(177,740)	(208,375)
Net deferred tax liabilities	$(70,596)	$(91,127)

In accordance with the guidance regarding accounting for uncertainty in income taxes, we classify uncertain tax positions as non‑current income tax liabilities unless expected to be paid within one year and recognize interest and/or penalties related to income tax matters in income tax expense. As of January 28, 2017 and January 30, 2016, the total amount of accrued interest related to uncertain tax positions was $1.5 million and $1.1 million, respectively.

The following table summarizes the activity related to our uncertain tax positions (in thousands):

	January 28,	January 30,
	2017	2016
Gross uncertain tax positions, beginning balance	$20,868	$19,776
Increase in tax positions for prior years	2,343	24
Decrease in tax positions for prior years	(2,321)	—
Increase in tax positions due to business combinations	—	1,193
Increase in tax positions for current year	—	—
Decrease in tax positions for current year	—	—
Settlements	—	—
Lapse from statute of limitations	(1,440)	(125)
Gross uncertain tax positions, ending balance	$19,450	$20,868

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Of the $19.5 million in uncertain tax positions as of January 28, 2017, $19.4 million, if recognized, would reduce our income tax expense and effective tax rate. We do not expect material changes in the total amount of uncertain tax positions within the next 12 months as the outcome of tax matters is uncertain and unforeseen results can occur.

We are subject to routine compliance examinations on tax matters by various tax jurisdictions in the ordinary course of business.  Tax return years which are open to examinations range from fiscal 2011 through fiscal 2015.  Our tax jurisdictions include the United States, Canada, the United Kingdom, The Netherlands, Hong Kong and France as well as their states, territories, provinces and other political subdivisions.  A number of U.S. state examinations are ongoing.

At January 28, 2017, we had federal, state and foreign net operating loss (“NOL”) carryforwards of approximately $15.8 million, $146.6 million and $3.0 million, respectively.  The federal and state NOL carryforwards will expire between fiscal 2017 and 2036 while the $3.0 million of foreign NOLs can be carried forward indefinitely.  We also had $0.7 million of foreign tax credit carryforwards at January 28, 2017 which will expire in fiscal 2019.

8.  INVENTORIES

The following table provides details on our inventories as of January 28, 2017 and January 30, 2016 (in thousands):

	January 28,	January 30,
	2017	2016
Finished goods	$846,585	$919,623
Raw materials and merchandise components	108,927	102,881
Total inventories	$955,512	$1,022,504

9.  OTHER CURRENT ASSETS, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES AND DEFERRED TAXES AND OTHER LIABILITIES

Other current assets consist of the following (in thousands):

	January 28,	January 30,
	2017	2016
Prepaid expenses	$47,057	$46,134
Tax receivable	15,794	85,153
Other	10,751	12,259
Total other current assets	$73,602	$143,546

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accrued expenses and other current liabilities consist of the following (in thousands):

	January 28,	January 30,
	2017	2016
Accrued salary, bonus, sabbatical, vacation and other benefits	$72,589	$75,373
Unredeemed gift cards	40,865	40,884
Accrued workers compensation and medical costs	31,609	30,877
Sales, value added, payroll, property and other taxes payable	31,188	27,505
Customer deposits, prepayments and refunds payable	28,384	25,218
Accrued interest	15,457	16,282
Cash dividends declared	9,842	9,150
Loyalty program reward certificates	9,840	9,215
Lease termination and other store closure costs	4,834	—
Accrued royalties	3,720	3,727
Other	19,571	18,531
Total accrued expenses and other current liabilities	$267,899	$256,762

Deferred taxes and other liabilities consist of the following (in thousands):

	January 28,	January 30,
	2017	2016
Deferred and other income tax liabilities	$92,079	$112,469
Deferred rent and landlord incentives	61,215	66,075
Unfavorable lease liabilities	4,693	8,279
Other	5,433	7,782
Total deferred taxes and other liabilities	$163,420	$194,605

10.  ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table summarizes the components of accumulated other comprehensive (loss) income during fiscal 2016, 2015 and 2014 (in thousands and net of tax):

	Foreign
	Currency	Cash Flow	Pension
	Translation	Hedges	Plan	Total
BALANCE— February 1, 2014	$27,710	$(399)	$—	$27,311
Other comprehensive (loss) income before reclassifications	(31,942)	(1,665)	226	(33,381)
Amounts reclassified from accumulated other comprehensive loss	—	399	—	399
Net other comprehensive (loss) income	(31,942)	(1,266)	226	(32,982)
BALANCE— January 31, 2015	(4,232)	(1,665)	226	(5,671)
Other comprehensive loss before reclassifications	(22,427)	(1,566)	(46)	(24,039)
Amounts reclassified from accumulated other comprehensive loss	—	1,224	—	1,224
Net other comprehensive loss	(22,427)	(342)	(46)	(22,815)
BALANCE— January 30, 2016	(26,659)	(2,007)	180	(28,486)
Other comprehensive (loss) income before reclassifications	(13,546)	616	24	(12,906)
Amounts reclassified from accumulated other comprehensive loss	—	1,309	—	1,309
Net other comprehensive (loss) income	(13,546)	1,925	24	(11,597)
BALANCE— January 28, 2017	$(40,205)	$(82)	$204	$(40,083)

Amounts reclassified from other comprehensive (loss) income in fiscal 2016 and fiscal 2015 related to the interest payments on our interest rate swap and are recorded in interest expense in the consolidated statements of earnings (loss).  Amounts reclassified from other comprehensive (loss) income in fiscal 2014 related to the settlement of our interest rate

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

swap associated with our Previous Credit Agreement and are recorded within interest expense in the consolidated statements of earnings (loss).

11.  DIVIDENDS

Cash dividends paid were approximately $35.2 million, $35.0 million and $34.8 million during fiscal 2016, 2015 and 2014, respectively.  In fiscal 2016, 2015 and 2014, a dividend of $0.18 per share was declared in each quarter, for an annual dividend of $0.72 per share, respectively.

The quarterly cash dividend of $0.18 per share declared by our Board of Directors (the “Board”) in January 2017 is payable on March 24, 2017 to shareholders of record on March 14, 2017 and is included in accrued expenses and other current liabilities on the consolidated balance sheet as of January 28, 2017.

12.  SHARE REPURCHASES, TREASURY STOCK AND NON-CONTROLLING INTEREST

Share Repurchases

In March 2013, the Board approved a share repurchase program for our common stock.  At January 28, 2017, the remaining balance available under the authorization was $48.0 million.  During fiscal 2016, 2015, and 2014, no shares were repurchased in open market transactions under the Board’s authorization.

During fiscal 2015 and 2014, 5,799 and 5,349 shares, respectively, were repurchased in private transactions to satisfy minimum tax withholding obligations arising upon the vesting of certain restricted stock.

Treasury Stock

The following table shows the change in our treasury shares during fiscal 2016 and 2015:

Treasury
Shares
Balance, January 31, 2015	129,095
Reissuance of common stock	(8,804)
Balance, January 30, 2016	120,291
Retirement of common stock	(120,291)
Balance, January 28, 2017	—

The total cost of the 120,291 shares of treasury stock held at January 30, 2016 was $3.0 million or an average price of $24.73 per share. During 2016, as part of the Reorganization, all treasury shares were canceled.

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

13.  EQUITY AND SHARE‑BASED COMPENSATION PLANS

Preferred Stock

Our Board is authorized to issue up to 2,000,000 shares of preferred stock and to determine the dividend rights and terms, redemption rights and terms, liquidation preferences, conversion rights, voting rights and sinking fund provisions of those

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

shares without any further vote or act by Company shareholders. There was no issued preferred stock as of January 28, 2017 and January 30, 2016, respectively.

Stock Plans

In June 2016, our shareholders approved the Tailored Brands, Inc. 2016 Long-Term Incentive Plan (the “2016 LTIP”), which will be used for equity grants after June 2016. The 2016 LTIP provides for an aggregate of up to 6,400,000 shares of our common stock (or the fair market value thereof) with respect to which stock options, stock appreciation rights, restricted stock, deferred stock units and performance based awards may be granted to full‑time key employees and to non‑employee directors of the Company.

In addition, we continue to administer the 2004 Long-Term Incentive Plan (the “2004 LTIP”), the 1996 Long‑Term Incentive Plan (“1996 Plan”) and the Non‑Employee Director Stock Option Plan (“Director Plan”) as a result of awards which remain outstanding pursuant to such plans. Awards are no longer available for grant under the 2004 LTIP, 1996 Plan and the Director Plan.

Options granted under these plans vest annually in varying increments over a period from one to ten years and must be exercised within ten years of the date of grant. Grants of deferred stock units, performance units or restricted stock generally vest over a period from one to three years; however, certain grants vest annually at varying increments over a period up to ten years.

As of January 28, 2017, 5,897,273 shares were available for grant under the 2016 LTIP and 8,677,876 shares of common stock were reserved for future issuance under the existing plans.

Non‑Vested Deferred Stock Units, Performance Units and Restricted Stock Shares

The following table summarizes the activity of time-based and performance-based (collectively, “DSUs”) awards during fiscal 2016:

			Weighted-Average
	Shares		Grant-Date Fair Value
	Time-	Performance-	Time-	Performance-
	Based	Based	Based	Based
Non-Vested at January 30, 2016	478,106	168,656	$49.60	$47.87
Granted	866,520	448,620	17.12	21.51
Vested(1)	(231,267)	—	47.85	—
Forfeited	(51,394)	(93,328)	31.84	31.16
Non-Vested at January 28, 2017	1,061,965	523,948	$24.31	$28.28

(1)	Includes 76,485 shares relinquished for tax payments related to vested DSUs in fiscal 2016.

The following table summarizes additional information about DSUs:

	Fiscal Year
	2016	2015	2014
DSUs issued	1,315,140	397,811	352,636
Weighted average grant date fair value	$18.61	$53.03	$49.21

The fair value of shares vested was $11.1 million, $10.2 million and $13.8 million in fiscal 2016, 2015 and 2014, respectively. As of January 28, 2017, the intrinsic value of non‑vested DSUs was $31.6 million.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For grants of DSUs issued on or after April 3, 2013, dividend equivalents, if any, will be accrued during the vesting period for such DSU awards and paid out only upon vesting of the underlying DSUs.  As such, grants of DSU awards on or after April 3, 2013 earn dividends throughout the vesting period which are subject to the same vesting terms as the underlying share award.  Grants of DSUs generally vest over a period of three years.  DSU awards granted prior to April 3, 2013 are entitled to receive non-forfeitable dividend equivalents, if any, when and if paid to shareholders of record at the payment date.    Included in the non‑vested time‑based awards as of January 28, 2017 are 11,288 DSUs granted prior to April 3, 2013.

Of the 448,620 performance-based DSUs granted in 2016, 258,168 represent a contingent right to earn shares of common stock, subject to the achievement of a Company-specific performance target for fiscal 2016-2017. The remaining 190,452 represent a contingent right to receive one share of common stock, subject to the achievement of a Company-specific performance target for fiscal 2017. Assuming the performance targets are achieved, 50% of the award will vest on the two year anniversary of the grant date and the remaining 50% of the award will vest on the three year anniversary of the grant date.

Performance-based DSUs that are unvested at the end of the performance period will lapse and be forfeited.  The performance-based DSUs earn dividends throughout the vesting period that are subject to the same vesting terms as the underlying awards.

The following table summarizes activity of restricted stock during fiscal 2016:

		Weighted-Average
	Shares	Grant-Date Fair Value
Non-Vested at January 30, 2016	33,157	$27.93
Granted	18,646	17.37
Vested	(14,925)	45.29
Forfeited	—	—
Non-Vested at January 28, 2017	36,878	$15.56

Restricted stock awards receive non-forfeitable dividends when and if paid to shareholders of record at the payment date.

The following table summarizes additional information about restricted stock:

	Fiscal Year
	2016	2015	2014
Stock issued	18,646	33,157	30,166
Weighted average grant date fair value	$17.37	$27.93	$49.36
Fair value of shares vested (in millions)	$0.7	$2.0	$1.6

As of January 28, 2017, the intrinsic value of non‑vested restricted stock shares was $0.7 million.

As of January 28, 2017, we have unrecognized compensation expense related to non‑vested DSUs and shares of restricted stock of approximately $22.7 million which is expected to be recognized over a weighted‑average period of 1.6 years.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options

The following table summarizes the activity of stock options during fiscal 2016:

		Weighted-	Remaining		Intrinsic
	Number of	Average	Contractual		Value
	Shares	Exercise Price	Term		(in thousands)
Outstanding at January 30, 2016	681,117	$39.65
Granted	593,509	17.43
Exercised	(15,441)	17.43
Forfeited	(58,860)	23.39
Expired	(5,635)	38.86
Outstanding at January 28, 2017	1,194,690	$29.70	6.6	Years	$1,086
Vested and expected to vest at January 28, 2017	1,181,788	$29.81	6.6	Years	$1,061
Exercisable at January 28, 2017	466,351	$36.63	3.8	Years	$—

The weighted‑average grant date fair value of stock options granted during fiscal 2016, 2015 and 2014 was $5.18,  $18.63 and $16.82, respectively. The fair value of options is estimated on the date of grant using the Black‑Scholes option pricing model using the following weighted‑average assumptions:

	Fiscal Year
	2016	2015	2014
Risk-free interest rates	1.22%	1.51%	1.79%
Expected lives	5.0 years	5.0 years	5.0 years
Dividend yield	4.13%	1.38%	1.58%
Expected volatility	47.95%	39.74%	42.77%

The risk‑free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected lives represents the period of time the options are expected to be outstanding after their grant date. The dividend yield is based on the average of the annual dividend divided by the market price of our common stock at the time of declaration. The expected volatility is based on historical volatility of our common stock. The total intrinsic value of options exercised during fiscal 2016, 2015 and 2014 was $0.1 million, $0.5 million and $4.4 million, respectively. As of January 28, 2017, we have unrecognized compensation expense related to non‑vested stock options of approximately $3.4 million which is expected to be recognized over a weighted‑average period of 1.3 years.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.    RETIREMENT AND STOCK PURCHASE PLANS

We have 401(k) savings plans which allow eligible employees to save for retirement on a tax deferred basis.  Employer matching contributions under the 401(k) savings plans are made based on a formula set by the Board from time to time.  During fiscal 2016, 2015 and 2014, our matching contributions for the plan charged to operations were $1.4 million, $1.2 million and $1.2 million, respectively.

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

In addition, we have an Employee Stock Discount Plan (“ESDP”) which allows employees to authorize after‑tax payroll deductions to be used for the purchase of up to 2,137,500 shares of our common stock at 85% of the lesser of the fair market value of our common stock on the first day of the offering period or the fair market value of our common stock on the last day of the offering period. We make no contributions to this plan but pay all brokerage, service and other costs incurred. A participant may not purchase more than 125 shares during any calendar quarter.

During fiscal 2016, 2015 and 2014, employees purchased 167,237 shares, 87,537 shares and 86,935 shares, respectively, under the ESDP, the weighted‑average fair value of which was $11.66,  $26.23 and $40.63 per share, respectively. We recognized approximately $0.5 million, $0.7 million and $0.9 million of share‑based compensation expense related to the ESDP for fiscal 2016, 2015 and 2014, respectively. As of January 28, 2017, 398,629 shares were reserved for future issuance under the ESDP.

15.  FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The authoritative guidance for fair value measurements establishes a three‑tier fair value hierarchy, categorizing the inputs used to measure fair value. The hierarchy can be described as follows: Level 1- observable inputs such as quoted prices in active markets; Level 2 - inputs other than the quoted prices in active markets that are observable either directly or indirectly; and Level 3- unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

	Fair Value Measurements at Reporting Date
	Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
January 28, 2017—
Assets:
Derivative financial instruments	$—	$460	$—	$460
Liabilities:
Derivative financial instruments	$—	$2,413	$—	$2,413
January 30, 2016—
Assets:
Derivative financial instruments	$—	$442	$—	$442
Liabilities:
Derivative financial instruments	$—	$3,296	$—	$3,296

Derivative financial instruments are comprised of (1) foreign currency forward exchange contracts primarily entered into to minimize our foreign currency exposure related to forecasted purchases of certain inventories denominated in a currency different from the operating entity’s functional currency, (2) foreign currency forward exchange contracts primarily entered into to minimize our foreign currency exposure related to forecasted revenues from our UK operations denominated in a currency different from the UK’s functional currency and (3) an interest rate swap agreement to minimize our exposure to interest rate changes on our outstanding indebtedness. These derivative financial instruments are recorded in the consolidated balance sheets at fair value based upon observable market inputs. Derivative financial instruments in an asset position are included within other current assets in the consolidated balance sheets. Derivative financial instruments in a liability position are included within accrued expenses and other current liabilities or noncurrent liabilities in the consolidated balance sheets. See Note 16 for further information regarding our derivative instruments.

Assets and Liabilities that are Measured at Fair Value on a Non‑Recurring Basis

Long‑lived assets, such as property and equipment, goodwill and identifiable intangibles, are periodically evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the asset carrying amount exceeds its fair value, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset. As discussed in Note 1, during fiscal 2016 and 2015, we incurred $16.5 million and $27.5 million, respectively, of asset impairment charges related to our retail segment.  The estimated fair value of the impaired long-lived assets related to these stores was $0.9 million and $1.6 million as of January 28, 2017 and January 30, 2016, respectively.  We estimated the fair value of the long-lived assets based on an income approach using projected future cash flows discounted using a weighted-average cost of capital analysis that reflects current market conditions.    The fair values of long‑lived assets held‑for‑use are based on our own judgments about the assumptions that market participants would use in pricing the asset and on observable market data, when available. We classify these measurements as Level 3 within the fair value hierarchy.

In addition, during fiscal 2016, we recorded a $2.9 million impairment charge related to a long-lived asset reclassified as held for sale, which is included within asset impairment charges in our consolidated statement of earnings (loss).  We estimated the fair value of the asset held for sale, which is $2.1 million as of January 28, 2017, using market values for similar assets which would fall within Level 2 of the fair value hierarchy.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Financial Instruments

Our financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses and other current liabilities and long-term debt. Management estimates that, as of January 28, 2017 and January 30, 2016, the carrying value of cash, accounts receivable, accounts payable and accrued expenses and other current liabilities approximated their fair value due to the highly liquid or short‑term nature of these instruments.

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

	January 28, 2017		January 30, 2016
	Carrying	Estimated	Carrying	Estimated
	Amount(1)	Fair Value	Amount(1)	Fair Value
Long-term debt, including current portion	$1,595,529	$1,556,200	$1,655,924	$1,410,651
(1) The carrying value of the long-term debt, including current portion is net of deferred financing costs of $22.1 million and $28.0 million as of January 28, 2017 and January 30, 2016, respectively.

16.    DERIVATIVE FINANCIAL INSTRUMENTS

As discussed in Note 6, in June 2014, we entered into a Term Loan with variable-rate interest payments.  To minimize the impact of changes in interest rates on our interest payments under the Term Loan, in January 2015, we entered into an interest rate swap agreement to swap variable-rate interest payments for fixed-rate interest payments on a notional amount of $520.0 million, effective in February 2015.  At January 28, 2017, the notional amount totaled $330.0 million.  The interest rate swap agreement matures in August 2018 and has periodic interest settlements.  We have designated the interest rate swap as a cash flow hedge of the variability of interest payments under the Term Loan due to changes in the LIBOR benchmark interest rate.

Under this interest rate swap agreement, we receive a floating rate based on the 3‑month LIBOR rate and pay a fixed rate of 5.03% (including the applicable margin of 3.50%) on the outstanding notional amount. The swap fixed rate was structured to mirror the payment terms of the Term Loan. At January 28, 2017, the fair value of the interest rate swap was a liability of $1.1 million recorded in accrued expenses and other current liabilities in our consolidated balance sheet.  The effective portion of the loss is reported as a component of accumulated other comprehensive (loss) income. There was no hedge ineffectiveness at January 28, 2017. Changes in fair value are reclassified from accumulated other comprehensive (loss) income into earnings in the same period that the hedged item affects earnings.

Over the next 12 months, approximately $1.1 million of the effective portion of the loss is expected to be reclassified from accumulated other comprehensive (loss) income into earnings.  If, at any time, the swap is determined to be ineffective, in whole or in part, due to changes in the interest rate swap or underlying debt agreements, the fair value of the portion of the swap determined to be ineffective will be recognized as a gain or loss in the statement of earnings for the applicable period.

Furthermore, as a result of recent exchange rate fluctuations in Europe, we have entered into derivative instruments to hedge our foreign exchange risk, specifically related to the British pound and Euro.  We have designated these instruments as cash flow hedges of the variability in exchange rates for those foreign currencies.  These cash flow hedges mature at various dates through January 2018.  At January 28, 2017, the fair value of these cash flow hedges was a net liability of $0.8 million with $0.4 million recorded in other current assets and $1.2 million in accrued expenses and other current liabilities in our consolidated balance sheet.  The effective portion of the hedges is reported as a component of accumulated other comprehensive (loss) income. Hedge ineffectiveness at January 28, 2017 was immaterial.  Changes in fair value are reclassified from accumulated other comprehensive (loss) income into earnings in the same period that the hedged item affects earnings. Over the next 12 months, $1.2 million of the effective portion of the cash flow hedges is expected to be reclassified from accumulated other comprehensive (loss) income into earnings within cost of sales.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additionally, we are exposed to market risk associated with foreign currency exchange rate fluctuations as a result of our direct sourcing programs and our operations in foreign countries. In connection with our direct sourcing programs, we may enter into merchandise purchase commitments that are denominated in a currency different from the functional currency of the operating entity.  As a result, from time to time, we may enter into derivative instruments to hedge our foreign exchange risk.  Our risk management policy is to hedge a portion of forecasted merchandise purchases for our direct sourcing programs that bear foreign exchange risk using foreign exchange forward contracts. We have not elected to apply hedge accounting to these transactions denominated in a foreign currency. These foreign currency derivative financial instruments are recorded in the consolidated balance sheet at fair value determined by comparing the cost of the foreign currency to be purchased under the contracts using the exchange rates obtained under the contracts (adjusted for forward points) to the hypothetical cost using the spot rate at period end.  The fair value associated with such derivative instruments at January 28, 2017 was a liability of $0.1 million recorded in accrued expenses and other current liabilities and at January 30, 2016, was an asset of $0.4 million included in other current assets in our consolidated balance sheets. For our derivative financial instruments not designated as cash flow hedges we recognized in cost of sales on the consolidated statement of earnings (loss) a pre-tax loss of $0.5 million for fiscal 2016, a pre-tax loss of $0.6 million for fiscal 2015 and a pre-tax gain of $1.4 million for fiscal 2014.

We had no derivative financial instruments with credit-risk-related contingent features underlying the agreements as of January 28, 2017 or January 30, 2016, respectively.

17.    SEGMENT REPORTING

In 2016, we revised our segment reporting presentation to reflect changes in how we manage our business, including resource allocation and performance assessment.  Specifically, we are now presenting expenses related to our shared services platform separately from the results of our operating segments to promote enhanced comparability of our operating segments.  Previously, these shared service expenses were primarily included in our retail segment.  Comparable prior period information has been recast to reflect our revised segment presentation.

Our operations are conducted in two reportable segments, retail and corporate apparel, based on the way we manage, evaluate and internally report our business activities.

The retail segment includes the results from our four retail merchandising brands: Men’s Wearhouse/Men’s Wearhouse and Tux, Jos. A. Bank, Moores and K&G. These four brands are operating segments that have been aggregated into the retail reportable segment. MW Cleaners is also aggregated in the retail segment as these operations have not had a significant effect on our revenues or expenses. Specialty apparel merchandise offered by our four retail merchandising concepts include suits, suit separates, sport coats, slacks, business casual, denim, sportswear, outerwear, dress shirts, shoes and accessories for men. Women’s career and casual apparel, sportswear and accessories, including shoes, and children’s apparel is offered at most of our K&G stores.  Rental product is offered at our Men’s Wearhouse/Men’s Wearhouse and Tux, Jos. A Bank and Moores retail stores.

The corporate apparel segment includes the results from our corporate apparel and uniform operations conducted by Dimensions, Alexandra and Yaffy in the UK and Twin Hill in the U.S., which provide corporate apparel uniforms and workwear to workforces.

We measure segment profitability based on operating income, defined as income before interest expense, interest income, gain (loss) on extinguishment of debt, net, income taxes and non‑controlling interest, before shared service expenses. Shared service expenses include costs incurred and directed primarily by our corporate offices that are not allocated to segments.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additional net sales information is as follows (in thousands):

	Fiscal Year
	2016	2015	2014
Net sales:
MW(1)	$1,770,968	$1,791,249	$1,686,850
Jos. A. Bank	749,869	866,882	684,023
K&G	329,954	338,359	334,043
Moores	214,470	222,574	258,347
MW Cleaners	33,140	33,410	31,909
Total retail segment	3,098,401	3,252,474	2,995,172
Total corporate apparel segment	280,302	243,797	257,376
Total net sales	$3,378,703	$3,496,271	$3,252,548

(1)	MW includes Men’s Wearhouse and Men’s Wearhouse and Tux stores, tuxedo shops within Macy's and Joseph Abboud.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth supplemental products and services sales information (in thousands):

	Fiscal Year
	2016	2015	2014
Net sales:
Men's tailored clothing product	$1,343,875	$1,436,742	$1,255,349
Men's non-tailored clothing product	1,018,907	1,077,176	1,024,368
Women's clothing product	73,509	74,985	74,425
Other	9,631	11,031	11,321
Total retail clothing product	2,445,922	2,599,934	2,365,463
Rental services	457,444	443,290	442,866
Alteration services	161,895	175,840	154,934
Retail dry cleaning services	33,140	33,410	31,909
Total alteration and other services	195,035	209,250	186,843
Corporate apparel clothing product	280,302	243,797	257,376
Total net sales	$3,378,703	$3,496,271	$3,252,548

Operating income (loss) by reportable segment, shared service expense, and the reconciliation to earnings (loss) before income taxes is as follows (in thousands):

	Fiscal Year
	2016	2015	2014
Operating income (loss):
Retail	$308,283	$(919,793)	$231,812
Corporate apparel	25,315	7,767	10,278
Shared service expense	(200,772)	(165,270)	(168,880)
Operating income (loss)	132,826	(1,077,296)	73,210
Interest income	167	187	356
Interest expense	(103,149)	(105,977)	(66,032)
Gain (loss) on extinguishment of debt, net	1,737	(12,675)	(2,158)
Earnings (loss) before income taxes	$31,581	$(1,195,761)	$5,376

Capital expenditures by reportable segment and shared services are as follows (in thousands):

	Fiscal Year
	2016	2015	2014
Capital expenditures:
Retail	$39,059	$65,683	$57,417
Corporate apparel	3,440	4,079	3,818
Shared services	57,195	45,736	35,185
Total capital expenditures	$99,694	$115,498	$96,420

Depreciation and amortization expense by reportable segment and shared services is as follows (in thousands):

	Fiscal Year
	2016	2015	2014
Depreciation and amortization expense:
Retail	$75,284	$100,830	$81,927
Corporate apparel	5,940	5,969	6,265
Shared services	33,981	25,530	24,467
Total depreciation and amortization expense	$115,205	$132,329	$112,659

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total assets by reportable segment and shared services are as follows (in thousands):

	January 28,	January 30,
	2017	2016
Segment assets:
Retail	$1,594,221	$1,705,728
Corporate apparel	199,727	211,820
Shared services(1)	303,924	326,771
Total assets	$2,097,872	$2,244,319

(1)	Shared service assets consist primarily of cash and cash equivalents, assets related to our distribution network and tax-related assets.

The tables below present information related to geographic areas in which we operate, with net sales classified based primarily on the geographic area where our customer is located (in thousands):

	Fiscal Year
	2016	2015	2014
Net sales:
U.S.	$2,973,177	$3,068,501	$2,777,361
International (1)	405,526	427,770	475,187
Total net sales	$3,378,703	$3,496,271	$3,252,548

(1)	Primarily in Canada and the UK.

	January 28, 2017	January 30, 2016
Long-lived assets, net (including rental product):
U.S.	$582,995	$625,236
International (1)	53,780	54,048
Total long-lived assets	$636,775	$679,284

(1)	Primarily in Canada and the UK.

18.  COMMITMENTS AND CONTINGENCIES

Lease commitments

We lease retail business locations, office and warehouse facilities, and equipment under various non-cancelable operating leases expiring in various years through 2030.  Rent expense for operating leases for fiscal 2016, 2015 and 2014 was $261.5 million, $268.9 million and $235.1 million, respectively, and includes contingent rentals of $2.0 million, $2.6 million and $2.0 million, respectively. Sublease rentals of $1.3 million, $1.2 million, and $1.8 million were received in fiscal 2016, 2015 and 2014, respectively.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Minimum future rental payments under non‑cancelable operating leases as of January 28, 2017 for each of the next five years and in the aggregate are as follows (in thousands):

Operating
Fiscal Year	Leases
2017	$245,778
2018	215,643
2019	186,254
2020	158,030
2021	126,571
Thereafter	250,407
Total	$1,182,683

The total minimum lease commitments above do not include minimum sublease rent income of $3.7 million receivable in the future under non‑cancelable sublease agreements.

Leases on retail locations specify minimum rentals plus common area maintenance charges and possible additional rentals based upon percentages of sales. Most of the retail location leases provide for renewal options at rates specified in the leases. In the normal course of business, these leases are generally renewed or replaced by other leases.

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

On February 17, 2016, Anthony Oliver filed a putative class action lawsuit against the Company in the United States District Court for the Central District of California (Case No. 2:16-cv-01100-TJH-AS).  The complaint attempts to allege claims under the Telephone Consumer Protection Act. In particular the complaint alleges that the Company sent unsolicited text messages to cellular telephones beginning October 1, 2013 to the present day. After we demonstrated that the Company had the plaintiff’s permission to send him texts, the plaintiff filed an amended complaint alleging the Company sent text messages exceeding the number plaintiff had agreed to receive each week.  The Company filed a motion to dismiss on June 10, 2016.  The court denied the motion to dismiss on February 13, 2017. We believe that the claims are without merit and intend to defend the lawsuit vigorously. The range of loss, if any, is not reasonably estimable at this time. We do not currently believe, however, that it will have a material adverse effect on our financial position, results of operations or cash flows.

In addition, we are involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of our business.  Management does not believe that any of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As discussed in Note 6, The Men’s Wearhouse, Inc. (the “Issuer”) issued $600.0 million in aggregate principal amount of 7.00% Senior Notes.  The Senior Notes are guaranteed jointly and severally, on an unsecured basis by Tailored Brands, Inc. (the “Parent”) and certain of our U.S. subsidiaries (the “Guarantors”).  Our Canadian and U.K. subsidiaries (collectively, the “Non-Guarantors”) are not guarantors of the Senior Notes.  Each of the Guarantors is 100% owned and all guarantees are joint and several.  In addition, the guarantees are full and unconditional except for certain automatic release provisions related to the Guarantors.

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

The tables in the following pages present the condensed consolidating financial information for the Parent, the Issuer, the Guarantors and the Non-Guarantors, together with eliminations, as of and for the periods indicated.  The consolidating financial information may not necessarily be indicative of the financial positions, results of operations or cash flows had the Parent, the Issuer, Guarantors and Non-Guarantors operated as independent entities.  Certain of our current Guarantor subsidiaries did not exist and were created as part of the Reorganization.  As a result, prior periods presented have been retrospectively adjusted and contain certain allocations to reflect our current organizational structure.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tailored Brands, Inc.

Condensed Consolidating Balance Sheet

January 28, 2017

(in thousands)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$1,002	$1,881	$68,006	$—	$70,889
Accounts receivable, net	7,376	15,499	476,742	56,777	(490,680)	65,714
Inventories	—	230,264	438,167	287,081	—	955,512
Other current assets	12,773	134,225	28,436	8,448	(110,280)	73,602
Total current assets	20,149	380,990	945,226	420,312	(600,960)	1,165,717
Property and equipment, net	—	232,090	216,248	35,827	—	484,165
Rental product, net	—	131,287	3,369	17,954	—	152,610
Goodwill	—	6,160	68,510	42,356	—	117,026
Intangible assets, net	—	78	157,270	14,311	—	171,659
Investments in subsidiaries	(109,788)	1,425,622	—	—	(1,315,834)	—
Other assets	—	5,615	959	7,321	(7,200)	6,695
Total assets	$(89,639)	$2,181,842	$1,391,582	$538,081	$(1,923,994)	$2,097,872
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,352	$509,572	$82,337	$60,799	$(490,680)	$177,380
Accrued expenses and other current liabilities	2,627	111,617	129,420	135,777	(110,280)	269,161
Current portion of long-term debt	—	13,379	—	—	—	13,379
Total current liabilities	17,979	634,568	211,757	196,576	(600,960)	459,920
Long-term debt, net	—	1,582,150	—	—	—	1,582,150
Deferred taxes and other liabilities	—	74,912	85,477	10,231	(7,200)	163,420
Shareholders' (deficit) equity	(107,618)	(109,788)	1,094,348	331,274	(1,315,834)	(107,618)
Total liabilities and shareholders' (deficit) equity	$(89,639)	$2,181,842	$1,391,582	$538,081	$(1,923,994)	$2,097,872

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

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tailored Brands, Inc.

Condensed Consolidating Statement of Earnings (Loss)

(in thousands)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Year Ended January 28, 2017
Net sales	$—	$1,765,793	$1,730,505	$405,526	$(523,121)	$3,378,703
Cost of sales	—	897,564	1,308,576	254,216	(523,121)	1,937,235
Gross margin	—	868,229	421,929	151,310	—	1,441,468
Operating expenses	3,374	636,507	649,177	115,017	(95,433)	1,308,642
Operating (loss) income	(3,374)	231,722	(227,248)	36,293	95,433	132,826
Other income and expenses, net	—	—	89,433	6,000	(95,433)	—
Interest income	2	497	2,451	149	(2,932)	167
Interest expense	(25)	(105,133)	(47)	(876)	2,932	(103,149)
Gain on extinguishment of debt, net	—	1,737	—	—	—	1,737
(Loss) earnings before income taxes	(3,397)	128,823	(135,411)	41,566	—	31,581
(Benefit) provision for income taxes	(1,249)	25,063	(27,492)	10,303	—	6,625
(Loss) earnings before equity in net income of subsidiaries	(2,148)	103,760	(107,919)	31,263	—	24,956
Equity in earnings of subsidiaries	27,104	(76,656)	—	—	49,552	—
Net earnings (loss)	$24,956	$27,104	$(107,919)	$31,263	$49,552	$24,956
Comprehensive income (loss)	$13,359	$28,427	$(107,895)	$18,319	$61,149	$13,359

Year Ended January 30, 2016
Net sales	$—	$1,787,295	$1,852,876	$427,770	$(571,670)	$3,496,271
Cost of sales	—	943,897	1,374,272	265,349	(571,670)	2,011,848
Gross margin	—	843,398	478,604	162,421	—	1,484,423
Operating expenses	2,801	1,218,061	1,238,599	120,667	(18,409)	2,561,719
Operating (loss) income	(2,801)	(374,663)	(759,995)	41,754	18,409	(1,077,296)
Other income and expenses, net	—	16,450	1,959	—	(18,409)	—
Interest income	—	2,779	4,119	141	(6,852)	187
Interest expense	—	(109,392)	(2,343)	(1,094)	6,852	(105,977)
Loss on extinguishment of debt, net	—	(12,675)	—	—	—	(12,675)
(Loss) earnings before income taxes	(2,801)	(477,501)	(756,260)	40,801	—	(1,195,761)
(Benefit) provision for income taxes	(403)	(65,534)	(112,010)	8,905	—	(169,042)
(Loss) earnings before equity in net income of subsidiaries	(2,398)	(411,967)	(644,250)	31,896	—	(1,026,719)
Equity in earnings of subsidiaries	(1,024,321)	(612,354)	—	—	1,636,675	—
Net earnings (loss)	(1,026,719)	(1,024,321)	(644,250)	31,896	1,636,675	(1,026,719)
Comprehensive income (loss)	$(1,049,534)	$(1,024,663)	$(644,296)	$9,469	$1,659,490	$(1,049,534)

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tailored Brands, Inc.

Condensed Consolidating Statement of Earnings (Loss)

(in thousands)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Year Ended January 31, 2015
Net sales	$—	$1,682,183	$1,648,649	$475,187	$(553,471)	$3,252,548
Cost of sales	—	883,295	1,273,684	290,426	(553,471)	1,893,934
Gross margin	—	798,888	374,965	184,761	—	1,358,614
Operating expenses	2,584	576,928	587,932	133,956	(15,996)	1,285,404
Operating (loss) income	(2,584)	221,960	(212,967)	50,805	15,996	73,210
Other income and expenses, net	—	14,438	1,558	—	(15,996)	—
Interest income	—	1,998	1,605	306	(3,553)	356
Interest expense	—	(67,264)	(931)	(1,390)	3,553	(66,032)
Loss on extinguishment of debt, net	—	(2,158)	—	—		(2,158)
(Loss) earnings before income taxes	(2,584)	168,974	(210,735)	49,721	—	5,376
(Benefit) provision for income taxes	(355)	22,865	(28,609)	11,570	—	5,471
(Loss) earnings before equity in net income of subsidiaries	(2,229)	146,109	(182,126)	38,151	—	(95)
Equity in earnings of subsidiaries	2,134	(143,975)	—	—	141,841	—
Net (loss) earnings including non-controlling interest	(95)	2,134	(182,126)	38,151	141,841	(95)
Net earnings attributable to non-controlling interest	(292)	—	—	(292)	292	(292)
Net (loss) earnings attributable to common shareholders	$(387)	$2,134	$(182,126)	$37,859	$142,133	$(387)
Comprehensive income (loss)	$(33,369)	$868	$(181,900)	$5,917	$175,115	$(33,369)

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tailored Brands, Inc.

Condensed Consolidating Statement of Cash Flows

Year Ended January 28, 2017

(in thousands)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$34,402	$257,133	$47,038	$(60,705)	$(35,240)	$242,628

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(46,960)	(47,998)	(4,736)	—	(99,694)
Intercompany activities	—	(110,280)	—	—	110,280	—
Proceeds from sale of property and equipment	—	—	598	19	—	617
Net cash used in investing activities	—	(157,240)	(47,400)	(4,717)	110,280	(99,077)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on term loan	—	(42,451)	—	—	—	(42,451)
Proceeds from asset-based revolving credit facility	—	606,500	—	3,037	—	609,537
Payments on asset-based revolving credit facility	—	(606,500)	—	(3,037)	—	(609,537)
Repurchase and retirement of senior notes	—	(21,924)	—	—	—	(21,924)
Intercompany activities	—	(35,240)	—	110,280	(75,040)	—
Cash dividends paid	(35,240)	—	—	—	—	(35,240)
Proceeds from issuance of common stock	2,189	—	—	—	—	2,189
Tax payments related to vested deferred stock units	(1,362)	—	—	—	—	(1,362)
Excess tax benefits from share-based plans	11	—	—	—	—	11
Net cash (used in) provided by financing activities	(34,402)	(99,615)	—	110,280	(75,040)	(98,777)
Effect of exchange rate changes	—	—	—	(3,865)	—	(3,865)
Increase (decrease) in cash and cash equivalents	—	278	(362)	40,993	—	40,909
Cash and cash equivalents at beginning of period	—	724	2,243	27,013	—	29,980
Cash and cash equivalents at end of period	$—	$1,002	$1,881	$68,006	$—	$70,889

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tailored Brands, Inc.

Condensed Consolidating Statement of Cash Flows

Year Ended January 30, 2016

(in thousands)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$35,404	$47,515	$47,880	$35,878	$(34,980)	$131,697

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(54,525)	(50,692)	(10,281)	—	(115,498)
Intercompany activities	—	33,432	—	—	(33,432)	—
Proceeds from sale of property and equipment	—	2,586	31	—	—	2,617
Net cash used in investing activities	—	(18,507)	(50,661)	(10,281)	(33,432)	(112,881)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on term loan	—	(8,000)	—	—	—	(8,000)
Proceeds from asset-based revolving credit facility	—	180,500	—	—	—	180,500
Payments on asset-based revolving credit facility	—	(180,500)	—	—	—	(180,500)
Deferred financing costs	—	(3,566)	—	—	—	(3,566)
Intercompany activities	—	(34,980)	—	(33,432)	68,412	—
Cash dividends paid	(34,980)	—	—	—	—	(34,980)
Proceeds from issuance of common stock	2,974	—	—	—	—	2,974
Tax payments related to vested deferred stock units	(4,538)	—	—	—	—	(4,538)
Excess tax benefits from share-based plans	1,417	—	167	—	—	1,584
Repurchases of common stock	(277)	—	—	—	—	(277)
Net cash (used in) provided by financing activities	(35,404)	(46,546)	167	(33,432)	68,412	(46,803)
Effect of exchange rate changes	—	—	—	(4,294)	—	(4,294)
(Decrease) increase in cash and cash equivalents	—	(17,538)	(2,614)	(12,129)	—	(32,281)
Cash and cash equivalents at beginning of period	—	18,262	4,857	39,142	—	62,261
Cash and cash equivalents at end of period	$—	$724	$2,243	$27,013	$—	$29,980

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tailored Brands, Inc.

Condensed Consolidating Statement of Cash Flows

Year Ended January 31, 2015

(in thousands)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$37,316	$356,006	$(303,829)	$40,056	$(34,785)	$94,764

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(48,369)	(37,721)	(10,330)	—	(96,420)
Acquisition of business, net of cash	—	(1,820,308)	328,915	—	—	(1,491,393)
Intercompany activities	—	26,474	—	—	(26,474)	—
Proceeds from sale of property and equipment	—	160	—	—	—	160
Net cash (used in) provided by investing activities	—	(1,842,043)	291,194	(10,330)	(26,474)	(1,587,653)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from new term loan	—	1,089,000	—	—	—	1,089,000
Payments on term loan	—	(2,750)	—	—	—	(2,750)
Proceeds from asset-based revolving credit facility	—	348,000	—	—	—	348,000
Payments on asset-based revolving credit facility	—	(348,000)	—	—	—	(348,000)
Proceeds from issuance of senior notes	—	600,000	—	—	—	600,000
Intercompany activities	—	(34,785)	—	(26,474)	61,259	—
Cash dividends paid	(34,785)	—	—	—	—	(34,785)
Proceeds from issuance of common stock	8,082	—	—	—	—	8,082
Purchase of non-controlling interest	(6,651)	—	—	—	—	(6,651)
Payments on previous term loan	—	(97,500)	—	—	—	(97,500)
Deferred financing costs	—	(51,080)	—	—	—	(51,080)
Tax payments related to vested deferred stock units	(6,940)	—	—	—	—	(6,940)
Excess tax benefits from share-based plans	3,229	—	537	—	—	3,766
Repurchases of common stock	(251)	—	—	—	—	(251)
Net cash (used in) provided by financing activities	(37,316)	1,502,885	537	(26,474)	61,259	1,500,891
Effect of exchange rate changes	—	—	—	(4,993)	—	(4,993)
Increase (decrease) in cash and cash equivalents	—	16,848	(12,098)	(1,741)	—	3,009
Cash and cash equivalents at beginning of period	—	1,414	16,955	40,883	—	59,252
Cash and cash equivalents at end of period	$—	$18,262	$4,857	$39,142	$—	$62,261

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20.  QUARTERLY RESULTS OF OPERATIONS (Unaudited)

Our quarterly results of operations reflect all adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.  The consolidated results of operations by quarter for fiscal 2016 and 2015 are presented below (in thousands, except per share amounts):

	Fiscal 2016 Quarters Ended
	April 30,	July 30,	October 29,	January 28,
	2016 (1)	2016 (2)	2016 (3)	2017 (4)
Net sales	$828,822	$909,684	$846,934	$793,263
Gross margin	351,841	410,304	377,206	302,117
Net earnings (loss)	$1,637	$24,975	$28,433	$(30,089)
Net earnings (loss) per common share allocated to common shareholders:
Basic(5)	$0.03	$0.51	$0.58	$(0.62)
Diluted(5)	$0.03	$0.51	$0.58	$(0.62)

	Fiscal 2015 Quarters Ended
	May 2,	August 1,	October 31,	January 30,
	2015 (6)	2015 (7)	2015 (8)	2016 (9)
Net sales	$885,089	$920,074	$865,446	$825,662
Gross margin	381,552	418,681	372,991	311,199
Net earnings (loss)	$10,369	$47,779	$(27,154)	$(1,057,713)
Net earnings (loss) per common share allocated to common shareholders:
Basic(5)	$0.22	$0.99	$(0.56)	$(21.86)
Diluted(5)	$0.21	$0.98	$(0.56)	$(21.86)

(1)	Includes pre-tax expenses of $16.5 million consisting primarily of restructuring and other charges of $13.2 million.
(2)	Includes pre-tax expenses of $39.4 million consisting primarily of restructuring and other charges of $35.0 million.
(3)	Includes pre-tax expenses of $12.3 million consisting primarily of restructuring and other charges of $10.9 million offset by a gain on extinguishment of debt of $1.8 million.
(4)	Includes pre-tax expenses of $28.2 million consisting primarily of asset impairment charges of $15.1 million and restructuring and other charges of $9.0 million.
(5)

Due to the method of calculating weighted-average shares outstanding, the sum of the quarterly per share amounts may not equal net earnings (loss) per common share allocated to common shareholders for the respective years.

(6)

Includes pre-tax expenses of $3.6 million consisting primarily of separation costs with former executives and $5.9 million of integration costs related to Jos. A. Bank.  Also, includes loss on extinguishment of debt of $12.7 million.

(7)	Includes pre-tax expenses of $5.1 million primarily related to integration costs for Jos. A. Bank.
(8)

Includes pre-tax, non-cash tradename and other asset impairment charges of $91.5 million and $5.4 million of integration costs, primarily related to Jos. A. Bank partially offset by a $1.8 million pre-tax gain related to the sale of property.  See Note 3 for additional information.

(9)

Includes pre-tax, non-cash goodwill, intangible and other asset impairment charges of $1,179.0 million related to Jos. A. Bank, $12.8 million related to restructuring and other charges and $3.4 million of integration and other costs primarily related to Jos. A. Bank.  See Notes 3 and 4 for additional information.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective and that the information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

 Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended January 28, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a‑15(f) under the Exchange Act. Our internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officers, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on such assessment, management concluded that, as of January 28, 2017, our internal control over financial reporting is effective based on those criteria.

Deloitte & Touche LLP has audited our internal control over financial reporting as of January 28, 2017; their report is included in Item 9A, which follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Tailored Brands, Inc.

Houston, Texas

We have audited the internal control over financial reporting of Tailored Brands, Inc. and subsidiaries (the “Company”) as of January 28, 2017, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2017, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 28, 2017 of the Company and our report dated March 24, 2017 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

March 24, 2017

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held June 15, 2017.

The Company has adopted a Code of Ethics and Business Conduct that applies to all employees including the Company’s Chief Executive Officer and all Presidents, Chief Financial Officers, Principal Accounting Officers, Executive Vice Presidents and other designated financial and operations officers. A copy of such policy is posted on the Company’s website, www.tailoredbrands.com, under the heading “Corporate Governance”.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held June 15, 2017.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain equity compensation plan information for the Company as of January 28, 2017:

	Number of		Weighted-	Number of Securities
	Securities to be		Average	Remaining Available for
	Issued Upon		Exercise	Future Issuance Under
	Exercise of		Price of	Equity Compensation
	Outstanding		Outstanding	Plans (excluding
	Options		Options	securities in column (a))
Plan Category	(a)		(b)(2)	(c)
Equity Compensation Plans Approved by Security Holders	2,780,603	(1)	$29.70	6,295,902	(3)
Equity Compensation Plans Not Approved by Security Holders	—		—	—
Total	2,780,603		$29.70	6,295,902

(1)	Consists of 1,194,690 shares issuable upon exercise of outstanding stock options and 1,585,913 shares issuable upon conversion of outstanding deferred stock and performance units.
(2)	Calculated based upon outstanding stock options to purchase shares of our common stock.
(3)

Securities available for future issuance include 5,897,273 shares under the 2016 Long-Term Incentive Plan and 398,629 shares under the Employee Stock Discount Plan. See Note 13 and Note 14 of Notes to Consolidated Financial Statements.

Except as set forth above, the information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held June 15, 2017.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held June 15, 2017.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held June 15, 2017.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

The following consolidated financial statements of the Company are included in Part II, Item 8:

(b)Exhibits

Exhibits filed with this annual report on Form 10‑K are incorporated herein by reference as set forth in the Index to Exhibits on page 98.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAILORED BRANDS, INC.
	By	/s/ Douglas S. Ewert
Douglas S. Ewert
Chief Executive Officer
Dated: March 24, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas S. Ewert	Chief Executive Officer and Director	March 24, 2017
Douglas S. Ewert

/s/ JACK P. CALANDRA	Executive Vice President, Chief Financial Officer	March 24, 2017
Jack P. Calandra	and Treasurer

/s/ Brian T. Vaclavik	Senior Vice President, Chief Accounting Officer	March 24, 2017
Brian T. Vaclavik	and Principal Accounting Officer

/s/ William B. Sechrest	Chairman of the Board and Director	March 24, 2017
William B. Sechrest

/s/ David H. Edwab	Vice Chairman of the Board and Director	March 24, 2017
David H. Edwab

/s/ B. Michael Becker	Director	March 24, 2017
B. Michael Becker

/s/ Irene Chang Britt	Director	March 24, 2017
Irene Chang Britt

/s/ Rinaldo S. Brutoco	Director	March 24, 2017
Rinaldo S. Brutoco

/s/ Dinesh Lathi	Director	March 24, 2017
Dinesh Lathi

/s/ Grace Nichols	Director	March 24, 2017
Grace Nichols

/s/ Allen I. Questrom	Director	March 24, 2017
Allen I. Questrom

/s/ Sheldon I. Stein	Director	March 24, 2017
Sheldon I. Stein

Exhibit Index

2.1	—

Agreement and Plan of Merger, dated March 11, 2014, by and among The Men’s Wearhouse, Inc., Java Corp., and Jos. A. Bank Clothiers, Inc. (incorporated by reference from Exhibit (d)(1) to the Company’s Amendment No. 9 to Schedule TO filed on March 11, 2014).

2.2	—

Agreement and Plan of Merger, dated January 26, 2016, among The Men’s Wearhouse, Inc., Tailored Brands, Inc., and HoldCo Merger Sub, Inc. (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8‑K filed with the Commission on February 1, 2016).

3.1	—	Certificate of Formation for Tailored Brands, Inc. (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8‑K filed with the Commission on February 1, 2016).
3.2	—	Bylaws of Tailored Brands, Inc., as amended (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8‑K filed with the Commission on June 20, 2016).
4.1	—	Certificate of Formation for Tailored Brands, Inc. (included as Exhibit 3.1).
4.2	—	Bylaws of Tailored Brands, Inc. (included as Exhibit 3.2).
4.3	—

Indenture, dated as of June 18, 2014, by an among the Company, the MW Guarantors and the Trustee, relating to the Senior Notes (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8‑K filed with the Commission on June 20, 2014).

4.4	—

Supplemental Indenture, dated as of June 18, 2014, by and among the Company, the JOSB Guarantors and the Trustee, relating to the Senior Notes (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8‑K filed with the Commission on June 20, 2014).

4.5	—

Second Supplemental Indenture relating to the Notes, dated as of January 29, 2016, among The Men’s Wearhouse, Inc., Tailored Brands, Inc., Tailored Shared Services, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8‑K filed with the Commission on February 1, 2016).

4.6	—

Third Supplemental Indenture relating to the Notes, dated as of June 30, 2016, among The Men’s Wearhouse, Inc., Tailored Brands Purchasing LLC, and Tailored Brands Gift Card Co LLC and the Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8‑K filed with the Commission on July 1, 2016).

4.6	—

Registration Agreement, dated as of June 18, 2014, by and among the Company, the MW Guarantors and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, relating to the Senior Notes (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8‑K filed with the Commission on June 20, 2014).

10.1	—

Credit Agreement, dated as June 18, 2014, by and among the Company and the other Co‑Borrowers, the U.S. ABL Administrative Agent, the Canadian ABL Administrative Agent and the ABL Lenders (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed with the Commission on June 18, 2014).

10.2	—

Term Loan Credit Agreement, dated as of June 18, 2014, by and among the Company, the Term Administrative Agent and the Term Lenders (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8‑K filed with the Commission on June 20, 2014).

10.3	—

Amendment No. 1 to Term Loan, dated as of June 26, 2014, by and among the Company, the Administrative Agent and the Term Lenders (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed with the Commission on July 1, 2014).

10.4	—

Amendment No. 1 to ABL Facility, dated as of July 28, 2014, by and among the Company, and the other Co‑Borrowers, the U.S. ABL Administrative Agent, the Canadian ABL Administrative Agent and the ABL Lenders (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10‑Q for the fiscal quarter ended August 2, 2014).

10.5	—

Incremental Facility Agreement No. 1, dated as of April 7, 2015, among The Men’s Wearhouse, Inc., the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed with the Commission on April 8, 2015).

*10.6	—

1992 Non‑Employee Director Stock Option Plan (As Amended and Restated Effective January 1, 2004), including forms of stock option agreement and restricted stock award agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed with the Commission on March 18, 2005).

*10.7	—

1996 Long‑Term Incentive Plan (As Amended and Restated Effective April 1, 2008) (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q for the fiscal quarter ended May 3, 2008), and the forms of stock option agreement, restricted stock award agreement and deferred stock unit award agreement (incorporated by reference from Exhibit 10.20 to the Company’s Current Report on Form 8‑K filed with the Commission on March 18, 2005).

*10.8	—

Forms of Deferred Stock Unit Award Agreement, Restricted Stock Award Agreement and Nonqualified Stock Option Award Agreement under The Men’s Wearhouse, Inc. 1996 Long‑Term Incentive Plan (as amended and restated effective as of April 1, 2008) (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q for the fiscal quarter ended May 1, 2010).

*10.9	—

2004 Long‑Term Incentive Plan (As Amended and Restated Effective April 1, 2008) (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed with the Commission on June 27, 2008).

*10.10	—

First Amendment to The Men’s Wearhouse, Inc. 2004 Long‑Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed with the Commission on June 17, 2011).

*10.11	—

Second Amendment to The Men’s Wearhouse, Inc. 2004 Long‑Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed with the Commission on April 20, 2012).

*10.12	—

Third Amendment to The Men’s Wearhouse, Inc. 2004 Long‑Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed with the Commission on September 10, 2013).

*10.13	—

Fourth Amendment to The Men’s Wearhouse, Inc. 2004 Long‑Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed with the Commission on July 2, 2015).

*10.14	—

Agreement for Adoption and Assumption of The Men’s Wearhouse, Inc. Equity Incentive Plans, between The Men’s Wearhouse, Inc. and Tailored Brands, Inc., effective as of January 31, 2016 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed with the Commission on February 1, 2016).

*10.15	—

Forms of Deferred Stock Unit Award Agreement and Restricted Stock Award Agreement (each for non‑employee directors) under The Men’s Wearhouse, Inc. 2004 Long‑Term Incentive Plan (as amended and restated effective April 3, 2013) (incorporated by reference from Exhibit 10.12 to the Company’s Annual Report on Form 10‑K filed with the Commission on March 27, 2015).

*10.16	—

Forms of Deferred Stock Unit Award Agreement, Performance‑Based Deferred Stock Unit Award Agreement, Restricted Stock Award Agreement and Nonqualified Stock Option Award Agreement (each for named executive officers) under The Men’s Wearhouse, Inc. 2004 Long‑Term Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8‑K filed with the Commission on April 9, 2013).

*10.17	—

Forms of Deferred Stock Unit Award Agreement, Performance‑Based Deferred Stock Unit Award Agreement, Restricted Stock Award Agreement and Nonqualified Stock Option Award Agreement (each for executive officers) under The Men’s Wearhouse, Inc. 2004 Long‑Term Incentive Plan (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8‑K filed with the Commission on April 9, 2013).

*10.18	—

Form of Performance‑Based Deferred Stock Unit Award Agreement, for named executive officers, under The Men’s Wearhouse, Inc. 2004 Long‑Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed with the Commission on April 23, 2014).

*10.19	—

Form of Performance‑Based Deferred Stock Unit Award Agreement, for executive officers, under The Men’s Wearhouse, Inc. 2004 Long‑Term Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8‑K filed with the Commission on April 23, 2014).

*10.20	—

Form of Deferred Stock Unit Award Agreement (for senior executive officers, including named executive officers) under The Men’s Wearhouse, Inc. 2004 Long‑Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed with the Commission on September 16, 2014).

*10.21	—

Form of Performance Unit Award Agreement (for senior executive officers, including named executive officers) under The Men’s Wearhouse, Inc. 2004 Long‑Term Incentive Plan [corrected] (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10‑Q for the fiscal quarter ended November 1, 2014).

*10.22	—

Form of Performance Unit Award Agreement, for executive officers, under the Tailored Brands, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 8, 2016)

*10.23	—

Form of Nonqualified Stock Option Award Agreement (for senior executive officers, including named executive officers) under The Men’s Wearhouse, Inc. 2004 Long‑Term Incentive Plan (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8‑K filed with the Commission on September 16, 2014).

*10.24	—

The Men’s Wearhouse, Inc. 2004 Long‑Term Incentive Plan Subplan for UK Employees (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed with the Commission on March 29, 2012).

*10.25	—	Tailored Brands, Inc. 2016 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 20, 2016).
*10.26	—	Form of Deferred Stock Unit Award Agreement (for employees, including named executive officers) under the Tailored Brands, Inc. 2016 Long-Term Incentive Plan (filed herewith).

*10.27	—

Form of Deferred Stock Unit Award Agreement (for directors) under the Tailored Brands, Inc. 2016 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on September 8, 2016).

*10.28	—	Form of Restricted Stock Award Agreement (for employees, including named executive officers) under the Tailored Brands, Inc. 2016 Long-Term Incentive Plan (filed herewith).
*10.29	—

Form of Restricted Stock Award Agreement (for directors) under the Tailored Brands, Inc. 2016 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on September 8, 2016).

*10.30	—	Form of Nonqualified Stock Option Agreement (for executives, including named executive officers) under the Tailored Brands, Inc. 2016 Long-Term Incentive Plan (filed herewith).
*10.31	—	Form of Performance Unit Award Agreement (for executives, including named executive officers) under the Tailored Brands, Inc. 2016 Long-Term Incentive Plan (filed herewith).
*10.32	—

Form of December 2016 Performance Unit Award Agreement, for executive officers, under the Tailored Brands, Inc. 2016 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 13, 2016)

*10.33	—	Tailored Brands, Inc. 2016 Cash Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 20, 2016).
*10.34	—

Tailored Brands, Inc. Senior Executive Change in Control Severance Plan (Adopted September 8, 2016)   (incorporated by reference from Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on September 8, 2016).

*10.35	—

Tailored Brands, Inc. Vice President Change in Control Severance Plan (as Amended and Restated Effective September 8, 2016) (incorporated by reference from Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on September 8, 2016).

*10.36	—

Sixth Amended and Restated Employment Agreement dated effective as of February 25, 2014, by and between The Men’s Wearhouse, Inc. and David H. Edwab (incorporated by reference from Exhibit 10.16 to the Company’s Annual Report on Form 10‑K filed with the Commission on April 1, 2014).

*10.37	—

Amended and Restated Employment Agreement dated April 22, 2015, by and between The Men’s Wearhouse, Inc. and Douglas S. Ewert (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed with the Commission on April 28, 2015).

*10.38	—

Assignment and Amendment of Employment Agreement for Douglas S. Ewert, between The Men’s Wearhouse, Inc. and Tailored Brands, Inc., effective as of January 31, 2016 (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8‑K filed with the Commission on February 1, 2016).

*10.39	—

Employment Agreement dated effective as of April 1, 2013, by and between The Men’s Wearhouse, Inc. and Jon W. Kimmins (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed with the Commission on April 1, 2013).

*10.40	—

Assignment and Amendment of Employment Agreement for Jon W. Kimmins, between The Men’s Wearhouse, Inc. and Tailored Brands, Inc., effective as of January 31, 2016 (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8‑K filed with the Commission on February 1, 2016).

*10.41	—

Separation Agreement by and between Tailored Shared Services, LLC and Jon W. Kimmins (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8 K filed with the Commission on January 9, 2017).

*10.42	—

Employment Agreement dated effective June 29, 2015, by and between The Men’s Wearhouse, Inc. and Bruce K. Thorn (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8‑K filed with the Commission on July 2, 2015).

*10.43	—

Assignment and Amendment of Employment Agreement for Bruce K. Thorn, between The Men’s Wearhouse, Inc. and Tailored Brands, Inc., effective as of January 31, 2016 (incorporated by reference from Exhibit 10.5 to the Company’s Current Report on Form 8‑K filed with the Commission on February 1, 2016).

21.1	—	Subsidiaries of the Company (filed herewith).
23.1	—	Consent of Deloitte & Touche LLP, independent auditors (filed herewith).
31.1	—	Certification of Annual Report Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 by the Chief Executive Officer (filed herewith).
31.2	—	Certification of Annual Report Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 by the Chief Financial Officer (filed herewith).
32.1	—	Certification of Annual Report Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 by the Chief Executive Officer (furnished herewith)†.
32.2	—	Certification of Annual Report Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 by the Chief Financial Officer (furnished herewith)†.
101.1	—

The following financial information from Tailored Brands, Inc.’s Annual Report on Form 10‑K for the year ended January 28, 2017, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings (Loss); (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Shareholders’ (Deficit) Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

*Management Compensation or Incentive Plan.

†This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.