Form 10-Q
period 2017-04-29
TAILORED BRANDS INC
filed 2017-06-08
CIK 884217

not

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2017 or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐. No ☒.

The number of shares of common stock of the Registrant, par value $.01 per share, outstanding at May 27,  2017 was 49,048,248.

REPORT INDEX

Forward-Looking and Cautionary Statements

Certain statements made in this Quarterly Report on Form 10-Q and in other public filings and press releases by the Company (as defined below) contain “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995) that involves risk and uncertainty.  Forward-looking statements reflect our current views regarding certain events that could affect our financial condition or results of operations and may include, but are not limited to, references to future sales, comparable sales, margins, costs, earnings, number and costs of store openings, closings, remodels, relocations and expansions, capital expenditures, potential acquisitions, synergies from acquisitions, demand for clothing or rental product, market trends in the retail and corporate apparel clothing business, currency fluctuations, inflation and various political, legal, regulatory, social, economic and business trends.  Forward-looking statements may be made by management orally or in writing, including, but not limited to; in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q and other sections of our filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, and the Securities Act of 1933, as amended.

Forward-looking statements are not guarantees of future performance and a variety of factors could cause actual results to differ materially from the anticipated or expected results expressed in or suggested by these forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to: actions by governmental entities; domestic and international macro-economic conditions; inflation or deflation; the loss of, or changes in, key personnel; success, or lack thereof, in executing our internal strategies and operating plans including new store and new market expansion plans, cost reduction initiatives, store rationalization plans, profit improvement plans, revenue enhancement strategies; the impact of the termination of our tuxedo rental license agreement with Macy’s; changes in demand for clothing or rental product; market trends in the retail business; customer confidence and spending patterns; changes in traffic trends in our stores; customer acceptance of our merchandise strategies; performance issues with key suppliers; disruptions in our supply chain; severe weather; foreign currency fluctuations; government export and import policies; advertising or marketing activities of competitors; and legal proceedings.

Forward-looking statements are based upon management’s current beliefs or expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies and third party approvals, many of which are beyond our control.  Refer to “Risk Factors” contained in Part I of our Annual Report on Form 10-K for the year ended January 28, 2017, and elsewhere herein for a more complete discussion of these and other factors that might affect our performance and financial results. Forward-looking statements are intended to convey the Company’s expectations about the future, and speak only as of the date they are made.  We undertake no obligation to publicly update or revise any forward-looking statements that may be made from time to time, whether as a result of new information, future developments or otherwise, unless required to do so by law.

All written or oral forward-looking statements that are made by or attributable to us are expressly qualified in their entirety by this cautionary notice.

PART I – FINANCIAL INFORMATION

ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	April 29,	April 30,	January 28,
	2017	2016	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$66,580	$36,429	$70,889
Accounts receivable, net	84,016	83,333	65,714
Inventories	984,221	1,076,733	955,512
Other current assets	69,288	77,903	73,602
Total current assets	1,204,105	1,274,398	1,165,717
PROPERTY AND EQUIPMENT, net	467,661	521,144	484,165
RENTAL PRODUCT, net	147,495	174,240	152,610
GOODWILL	117,585	121,498	117,026
INTANGIBLE ASSETS, net	170,966	177,826	171,659
OTHER ASSETS	6,423	7,715	6,695
TOTAL ASSETS	$2,114,235	$2,276,821	$2,097,872
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$171,886	$203,248	$177,380
Accrued expenses and other current liabilities	303,602	311,044	267,899
Income taxes payable	2,861	—	1,262
Current portion of long-term debt	13,379	42,451	13,379
Total current liabilities	491,728	556,743	459,920
LONG-TERM DEBT, net	1,574,486	1,613,192	1,582,150
DEFERRED TAXES, net AND OTHER LIABILITIES	161,600	197,116	163,420
Total liabilities	2,227,814	2,367,051	2,205,490
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' DEFICIT:
Preferred stock	—	—	—
Common stock	490	486	487
Capital in excess of par	474,369	456,107	470,801
Accumulated deficit	(546,230)	(535,006)	(538,823)
Accumulated other comprehensive loss	(42,208)	(11,817)	(40,083)
Total shareholders' deficit	(113,579)	(90,230)	(107,618)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$2,114,235	$2,276,821	$2,097,872

See Notes to Condensed Consolidated Financial Statements.

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended
	April 29, 2017	April 30, 2016
Net sales:
Retail clothing product	$583,585	$615,668
Rental services	94,820	99,831
Alteration and other services	46,900	50,743
Total retail sales	725,305	766,242
Corporate apparel clothing product	57,601	62,580
Total net sales	782,906	828,822
Cost of sales:
Retail clothing product	252,879	270,355
Rental services	16,168	15,884
Alteration and other services	34,472	36,150
Occupancy costs	105,089	110,135
Total retail cost of sales	408,608	432,524
Corporate apparel clothing product	41,858	44,457
Total cost of sales	450,466	476,981
Gross margin:
Retail clothing product	330,706	345,313
Rental services	78,652	83,947
Alteration and other services	12,428	14,593
Occupancy costs	(105,089)	(110,135)
Total retail gross margin	316,697	333,718
Corporate apparel clothing product	15,743	18,123
Total gross margin	332,440	351,841
Advertising expense	42,252	47,928
Selling, general and administrative expenses	259,186	272,918
Operating income	31,002	30,995
Interest income	67	13
Interest expense	(25,621)	(26,502)
Gain on extinguishment of debt, net	715	—
Earnings before income taxes	6,163	4,506
Provision for income taxes	4,324	2,869
Net earnings	$1,839	$1,637
Net earnings per common share allocated to common shareholders:
Basic	$0.04	$0.03
Diluted	$0.04	$0.03
Weighted-average common shares outstanding:
Basic	48,808	48,446
Diluted	49,151	48,621
Cash dividends declared per common share	$0.18	$0.18

See Notes to Condensed Consolidated Financial Statements.

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	For the Three Months Ended
	April 29,	April 30,
	2017	2016

Net earnings	$1,839	$1,637
Currency translation adjustments	1,341	16,429
Unrealized (loss) gain on cash flow hedges, net of tax	(3,466)	240
Comprehensive (loss) income	$(286)	$18,306

See Notes to Condensed Consolidated Financial Statements.

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended
	April 29,	April 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$1,839	$1,637
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	26,426	30,306
Rental product amortization	7,878	8,304
Gain on extinguishment of debt, net	(715)	—
Amortization of deferred financing costs and discount on long-term debt	1,849	1,916
Loss on disposition of assets	1,437	9
Asset impairment charges	2,867	1,162
Share-based compensation	4,735	4,118
Deferred tax (benefit) expense	(269)	3,539
Deferred rent expense and other	210	296
Changes in operating assets and liabilities:
Accounts receivable	(17,432)	(18,955)
Inventories	(27,831)	(44,916)
Rental product	(4,833)	(23,129)
Other assets	3,888	65,973
Accounts payable, accrued expenses and other current liabilities	32,943	17,246
Income taxes payable	1,529	—
Other liabilities	(1,170)	(1,071)
Net cash provided by operating activities	33,351	46,435
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(17,786)	(30,325)
Acquisition of business, net of cash	(457)	—
Proceeds from sales of property and equipment	12	501
Net cash used in investing activities	(18,231)	(29,824)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on term loan	(1,750)	(1,750)
Proceeds from asset-based revolving credit facility	137,650	204,014
Payments on asset-based revolving credit facility	(137,650)	(204,014)
Repurchase and retirement of senior notes	(6,601)	—
Cash dividends paid	(9,131)	(8,921)
Proceeds from issuance of common stock	467	434
Tax payments related to vested deferred stock units	(1,632)	(1,247)
Net cash used in financing activities	(18,647)	(11,484)
Effect of exchange rate changes	(782)	1,322
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,309)	6,449
Balance at beginning of period	70,889	29,980
Balance at end of period	$66,580	$36,429

See Notes to Condensed Consolidated Financial Statements.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Significant Accounting Policies

Basis of Presentation — The condensed consolidated financial statements herein include the accounts of Tailored Brands, Inc. and its subsidiaries (the “Company”) and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  As applicable under such regulations, certain information and footnote disclosures have been condensed or omitted.  We believe the presentation and disclosures herein are adequate to make the information not misleading, and the condensed consolidated financial statements reflect all elimination entries and normal recurring adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows at the dates and for the periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation.

Our business results historically have fluctuated throughout the year and, as a result, the operating results of the interim periods presented are not necessarily indicative of the results that may be achieved for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended January 28, 2017.

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

Recent Accounting Pronouncements — We have considered all new accounting pronouncements and have concluded there are no new pronouncements that may have a material impact on our financial position, results of operations, or cash flows, based on current information, except for those listed below.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases.  ASU 2016-02 increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  The main difference between previous U.S. GAAP and ASU 2016-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. ASU 2016-02 is effective for public companies for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption of ASU 2016-02 is permitted.  The guidance is required to be adopted using the modified retrospective approach.  We are currently evaluating the impact ASU 2016-02 will have on our financial position, results of operations and cash flows but expect that it will result in a significant increase in our long-term assets and liabilities given we have a significant number of leases.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities.  In August 2015, the FASB issued ASU No. 2015-14 which deferred the effective date of ASU 2014-09 by one year.  As a result of this deferral, ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted for annual reporting periods beginning after December 15, 2016.  The guidance allows for either a full retrospective or a modified retrospective transition method.  We are continuing to evaluate our method of adoption and the impact this guidance, including recent amendments, interpretations and additional disclosure requirements, may have on our financial position, results of operations and cash flows.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.  Termination of Tuxedo Rental License Agreement with Macy’s

During the first quarter of fiscal 2017, we reached an agreement with Macy’s to wind down operations under the tuxedo rental license agreement established between Macy’s and The Men’s Wearhouse, Inc. (“The Men’s Wearhouse”) in 2015. The winding down of our tuxedo shops within Macy’s has begun and we expect all tuxedo shops within Macy’s to close by the end of the second quarter of 2017.

As a result of the agreement, we incurred $17.2 million of termination-related costs, of which $14.6 million are cash charges.  These costs include $12.3 million related to contract termination, $1.4 million of rental product write-offs, $1.2 million of asset impairment charges and $2.3 million of other costs, all of which relate to our retail segment. Of the $17.2 million in termination-related costs,  $15.8 million is recorded in selling, general and administrative (“SG&A”) expenses and $1.4 million is included in cost of sales in the condensed consolidated statement of earnings.  At April 29, 2017, $2.3 million of such costs are included in accrued expenses and other current liabilities in the condensed consolidated balance sheet.

3.  Restructuring and Other Charges

During the fourth quarter of fiscal 2015, we began implementing initiatives intended to reduce costs and improve operating performance.  These initiatives included a store rationalization program as well as a profit improvement program to drive operating efficiencies and improve our expense structure. These programs were substantially completed in fiscal 2016 and resulted in the closure of 75 Jos. A. Bank full line stores, the closure of 56 factory and outlet stores at Jos. A. Bank and Men’s Wearhouse and the closure of 102 Men’s Wearhouse and Tux stores.

No charges were incurred under these initiatives in the first quarter of fiscal 2017.  A summary of the charges incurred in the first quarter of fiscal 2016 is presented in the table below (amounts in thousands):

For the Three Months Ended
April 30, 2016
Consulting costs	$4,952
Severance and employee-related costs	3,756
Store asset impairment charges and accelerated depreciation, net of deferred rent	2,010
Lease termination costs	1,891
Other costs	552
Total pre-tax restructuring and other charges(1)	$13,161

(1) Consists of $13.0 million in SG&A and $0.2 million included in cost of sales in the condensed consolidated statement of earnings. Of the total amount recorded in the table above, $5.7 million relates to our retail segment and $7.5 million relates to shared services.

The following table is a rollforward of amounts included in accrued expenses and other current liabilities in the condensed consolidated balance sheet related to the pre-tax restructuring and other charges (amounts in thousands):

	Severance and	Lease
	Employee-	Termination	Consulting	Other
	Related Costs	Costs	Costs	Costs	Total
Beginning Balance, January 28, 2017	$986	$4,834	$60	$25	$5,905
Charges, excluding non-cash items	—	—	—	—	—
Payments	(171)	(2,728)	(60)	—	(2,959)
Ending Balance, April 29, 2017	$815	$2,106	$—	$25	$2,946

In addition to the restructuring costs described above, we incurred integration and other costs related to Jos. A. Bank totaling $3.6 million for the three months ended April 30, 2016 of which $3.1 million are included in SG&A and $0.5 million are included in cost of sales in the condensed consolidated statement of earnings.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.  Earnings Per Share

Basic earnings per common share allocated to common shareholders is computed by dividing net earnings by the weighted-average common shares outstanding during the period.  Diluted earnings per common share reflect the more dilutive earnings per common share amount calculated using the treasury stock method or the two-class method.  In the first quarter of 2017, the treasury stock method is used to calculate diluted earnings per common share while the two-class method was used in the first quarter of 2016.

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

	For the Three Months Ended
	April 29,	April 30,
	2017	2016
Numerator
Net earnings	$1,839	$1,637
Net earnings allocated to participating securities (restricted stock and deferred stock units)	—	(2)
Net earnings allocated to common shareholders	$1,839	$1,635
Denominator
Basic weighted-average common shares outstanding	48,808	48,446
Dilutive effect of share-based awards	343	175
Diluted weighted-average common shares outstanding	49,151	48,621
Net earnings per common share allocated to common shareholders:
Basic	$0.04	$0.03
Diluted	$0.04	$0.03

For the three months ended April 29, 2017 and April 30, 2016,  1.6 million and 1.2 million anti-dilutive shares of common stock were excluded from the calculation of diluted earnings per common share, respectively.

5.  Debt

In 2014, The Men's Wearhouse entered into a term loan credit agreement that provides for a senior secured term loan in the aggregate principal amount of $1.1 billion (the “Term Loan”) and a $500.0 million asset-based revolving credit agreement (the “ABL Facility”, and together with the Term Loan, the “Credit Facilities”) with certain of our U.S. subsidiaries and Moores the Suit People Inc., one of our Canadian subsidiaries, as co-borrowers. Proceeds from the Term Loan were reduced by an $11.0 million original issue discount (“OID”), which is presented as a reduction of the outstanding balance on the Term Loan on the balance sheet and will be amortized to interest expense over the contractual life of the Term Loan. In addition, in 2014, The Men’s Wearhouse issued $600.0 million in aggregate principal amount of 7.00% Senior Notes due 2022 (the “Senior Notes”).

The Credit Facilities and the Senior Notes contain customary non-financial and financial covenants, including fixed charge coverage ratios, total leverage ratios and secured leverage ratios, as well as a restriction on our ability to pay dividends on our common stock in excess of $10.0 million per quarter. Since entering into these financing arrangements and as of April 29, 2017, our total leverage ratio and secured leverage ratio were above the maximums specified in the agreements, which was anticipated when we entered into these arrangements. As a result, we are currently subject to certain additional restrictions, including limitations on our ability to make significant acquisitions and incur additional indebtedness.  Currently, we believe our total leverage ratio and secured leverage ratio will move below the maximums specified in the

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

agreements during fiscal 2018, which will result in the elimination of these additional restrictions.  In addition, in accordance with the terms of the Credit Facilities, we made a mandatory excess cash flow prepayment offer of $4.6 million to the Term Loan lenders prior to April 28, 2017.  On May 2, 2017, the entire $4.6 million prepayment was made together with normal principal and interest payments on the Term Loan.

Credit Facilities

The Term Loan is guaranteed, jointly and severally, by Tailored Brands, Inc. and certain of our U.S. subsidiaries and will mature in June 2021.  The interest rate on the Term Loan is based on 1-month LIBOR, which was approximately 1.00% at April 29, 2017.  The Term Loan interest rate is subject to a LIBOR floor of 1% per annum, plus the applicable margin which is currently 3.50%, resulting in a total interest rate of 4.50%.  In January 2015, we entered into an interest rate swap agreement, in which the variable rate payments due under a portion of the Term Loan were exchanged for a fixed rate.  In April 2017, we entered into an additional interest rate swap agreement to exchange variable rate payments under a portion of the Term Loan for a fixed rate.  At April 29, 2017, the total notional amount under our interest rate swaps is $550.0 million.  See Note 14 for additional information on our interest rate swaps.

In 2015, The Men's Wearhouse entered into Incremental Facility Agreement No. 1 (the “Incremental Agreement”) resulting in a refinancing of $400.0 million aggregate principal amount of the Term Loan from a variable rate to a fixed rate of 5.0% per annum.  The Incremental Agreement did not impact the total amount borrowed under the Term Loan, the maturity date of the Term Loan, or collateral and guarantees under the Term Loan.

As a result of our interest rate swaps and the Incremental Agreement, we have converted a significant portion of the variable interest rate under the Term Loan to a fixed rate and, as of April 29, 2017, the Term Loan had a weighted average interest rate of 5.10%.

The ABL Facility provides for a senior secured revolving credit facility of $500.0 million, with possible future increases to $650.0 million under an expansion feature that matures in June 2019, and is guaranteed, jointly and severally, by Tailored Brands, Inc. and certain of our U.S. subsidiaries. The ABL Facility has several borrowing and interest rate options including the following indices:  (i) adjusted LIBOR, (ii) Canadian Dollar Offered Rate (“CDOR”) rate, (iii) Canadian prime rate or (iv) an alternate base rate (equal to the greater of the prime rate, the federal funds effective rate plus 0.5% or adjusted LIBOR for a one-month period plus 1.0%). Advances under the ABL Facility bear interest at a rate per annum using the applicable indices plus a varying interest rate margin of up to 2.00%.  The ABL Facility also provides for fees applicable to amounts available to be drawn under outstanding letters of credit which range from 1.50% to 2.00%, and a fee on unused commitments which ranges from 0.25% to 0.375%. As of April 29, 2017, there were no borrowings outstanding under the ABL Facility.  During the three months ended April 29, 2017, the maximum borrowing outstanding under the ABL Facility was $34.7 million.

We utilize letters of credit primarily as collateral for workers compensation claims and to secure inventory purchases.  At April 29, 2017, letters of credit totaling approximately $31.9 million were issued and outstanding. Borrowings available under the ABL Facility as of April 29, 2017 were $468.1 million.

Senior Notes

The Senior Notes are guaranteed, jointly and severally, on an unsecured basis by Tailored Brands, Inc. and certain of our U.S. subsidiaries. The Senior Notes and the related guarantees are senior unsecured obligations of the Company and the guarantors, respectively, and will rank equally with all of the Company's and each guarantor's present and future senior indebtedness. The Senior Notes will mature in July 2022.  Interest on the Senior Notes is payable in January and July of each year.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Long-Term Debt

During the first quarter of 2017, we repurchased and retired $7.4 million in face value of Senior Notes through open market transactions, which were consummated via borrowings on our ABL Facility.  As a result, we recorded a net gain on extinguishment totaling $0.7 million, which is included as a separate line in the condensed consolidated statement of earnings.  The net gain on extinguishment reflects a $0.8 million gain upon repurchase partially offset by the elimination of unamortized deferred financing costs totaling $0.1 million related to the Senior Notes.  Subsequent to the end of the first quarter of 2017, we repurchased and retired an additional $17.5 million in face value of Senior Notes through open market transactions, which were consummated via borrowings on our ABL Facility and subsequently repaid.

The following table provides details on our long-term debt as of April 29, 2017, April 30, 2016 and January 28, 2017 (in thousands):

	April 29,	April 30,	January 28,
	2017	2016	2017
Term Loan (net of unamortized OID of $3.9 million at April 29, 2017, $5.1 million at April 30, 2016, and $4.1 million at January 28, 2017	$1,041,147	$1,082,392	$1,042,660
Senior Notes	567,570	600,000	575,000
Less: Deferred financing costs related to the Term Loan and Senior Notes	(20,852)	(26,749)	(22,131)
Total long-term debt, net	1,587,865	1,655,643	1,595,529
Current portion of long-term debt	(13,379)	(42,451)	(13,379)
Total long-term debt, net of current portion	$1,574,486	$1,613,192	$1,582,150

6.  Supplemental Cash Flows

Supplemental disclosure of cash flow information is as follows (in thousands):

	For the Three Months Ended
	April 29,	April 30,
	2017	2016

Cash paid for interest	$16,389	$13,676
Cash paid (refunded) for income taxes, net	$1,483	$(60,204)

Schedule of noncash investing and financing activities:
Cash dividends declared	$9,246	$8,796

We had unpaid capital expenditure purchases included in accounts payable and accrued expenses and other current liabilities of approximately $7.1 million and $9.9 million at April 29, 2017 and April 30, 2016, respectively.  Capital expenditure purchases are recorded as cash outflows from investing activities in the condensed consolidated statement of cash flows in the period they are paid.

7.  Inventories

The following table provides details on our inventories as of April 29, 2017, April 30, 2016 and January 28, 2017 (in thousands):

	April 29,	April 30,	January 28,
	2017	2016	2017
Finished goods	$915,065	$1,018,401	$846,585
Raw materials and merchandise components	69,156	58,332	108,927
Total inventories	$984,221	$1,076,733	$955,512

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.  Income Taxes

Our effective income tax rate increased to 70.2% for the first quarter of 2017 from 63.7% for the first quarter of 2016.  Our effective income tax rate for the first quarter of 2017 is higher than the United States (“U.S”) statutory rate as well as the effective income tax rate for the first quarter of 2016 primarily as a result of $2.2 million of tax deficiencies related to the vesting of stock-based awards recorded in the first quarter of 2017 resulting from the adoption of new accounting guidance related to stock-based compensation.  See Note 11 for additional information.

Additionally, we are currently undergoing several federal, foreign and state audits, however, we currently do not believe these audits will result in any material charge to tax expense in the future.

9.  Other Current Assets, Accrued Expenses and Other Current Liabilities and Deferred Taxes, net and Other Liabilities

Other current assets consist of the following (in thousands):

	April 29,	April 30,	January 28,
	2017	2016	2017
Prepaid expenses	$44,584	$46,245	$47,057
Tax receivable	14,055	22,561	15,794
Other	10,649	9,097	10,751
Total other current assets	$69,288	$77,903	$73,602

Accrued expenses and other current liabilities consist of the following (in thousands):

	April 29,	April 30,	January 28,
	2017	2016	2017
Customer deposits, prepayments and refunds payable	$72,411	$67,497	$28,384
Accrued salary, bonus, sabbatical, vacation and other benefits	58,373	63,774	72,589
Unredeemed gift cards	37,434	37,712	40,865
Sales, value added, payroll, property and other taxes payable	36,878	40,917	31,188
Accrued workers compensation and medical costs	27,194	29,145	31,609
Accrued interest	22,871	27,134	15,457
Accrued dividends	9,957	9,025	9,842
Loyalty program reward certificates	8,720	10,076	9,840
Lease termination and other store closure costs	4,106	1,732	4,834
Accrued royalties	1,806	2,167	3,720
Other	23,852	21,865	19,571
Total accrued expenses and other current liabilities	$303,602	$311,044	$267,899

Deferred taxes, net and other liabilities consist of the following (in thousands):

	April 29,	April 30,	January 28,
	2017	2016	2017
Deferred and other income tax liabilities, net	$90,772	$116,115	$92,079
Deferred rent and landlord incentives	60,542	66,192	61,215
Unfavorable lease liabilities	4,224	7,465	4,693
Other	6,062	7,344	5,433
Total deferred taxes, net and other liabilities	$161,600	$197,116	$163,420

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.  Accumulated Other Comprehensive (Loss) Income

The following table summarizes the components of accumulated other comprehensive (loss) income for the three months ended April 29, 2017 (in thousands and net of tax):

	Foreign
	Currency	Cash Flow	Pension
	Translation	Hedges	Plan	Total
BALANCE— January 28, 2017	(40,205)	(82)	204	(40,083)
Other comprehensive income (loss) before reclassifications	1,341	(3,926)	—	(2,585)
Amounts reclassified from accumulated other comprehensive loss	—	460	—	460
Net current-period other comprehensive income (loss)	1,341	(3,466)	—	(2,125)
BALANCE— April 29, 2017	$(38,864)	$(3,548)	$204	$(42,208)

The following table summarizes the components of accumulated other comprehensive (loss) income for the three months ended April 30, 2016 (in thousands and net of tax):

	Foreign
	Currency	Cash Flow	Pension
	Translation	Hedges	Plan	Total
BALANCE— January 30, 2016	$(26,659)	$(2,007)	$180	$(28,486)
Other comprehensive income (loss) before reclassifications	16,429	(125)	—	16,304
Amounts reclassified from accumulated other comprehensive loss	—	365	—	365
Net current-period other comprehensive income	16,429	240	—	16,669
BALANCE— April 30, 2016	$(10,230)	$(1,767)	$180	$(11,817)

Amounts reclassified from other comprehensive (loss) income for the three months ended April 29, 2017 relate to changes in the fair value of our interest rate swaps which is recorded within interest expense in the condensed consolidated statement of earnings and changes in the fair value of cash flow hedges related to inventory purchases, which is recorded within cost of sales in the condensed consolidated statement of earnings.  Amounts reclassified from other comprehensive (loss) income for the three months ended April 30, 2016 relate to changes in the fair value of our  interest rate swap, which is recorded within interest expense in the condensed consolidated statement of earnings.

11.  Share-Based Compensation Plans

For a discussion of our share-based compensation plans, refer to Note 13 in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

During the first quarter of fiscal 2017, we adopted ASU No. 2016-09, Compensation-Stock Compensation. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The recognition of excess tax benefits and deficiencies related to the vesting of stock-based awards in the statement of earnings and presentation of excess tax benefits on the statement of cash flows were adopted prospectively, with no adjustments made to prior periods.  See Note 8 for additional information.  In addition, upon adoption, we did not change our policy on accounting for forfeitures, which is to estimate the number of awards expected to be forfeited and adjusting the estimate as needed.  Overall, the adoption of ASU 2016-09 did not have a material impact on our financial statements.

The amount of share-based compensation cost is measured based on the grant-date fair value of the instrument issued and is recognized over the vesting period.  Share-based compensation expense recognized for the three months ended April 29, 2017 and April 30, 2016  was $4.7 million and $4.1 million, respectively.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Non-Vested Deferred Stock Units, Performance Units and Restricted Stock

The following table summarizes the activity of time-based and performance-based (collectively, “DSUs”) awards for the three months ended April 29, 2017:

			Weighted-Average
	Units		Grant-Date Fair Value
	Time-	Performance-	Time-	Performance-
	Based	Based	Based	Based
Non-Vested at January 28, 2017	1,061,965	523,948	$24.31	$28.28
Granted	—	—	—	—
Vested(1)	(350,291)	—	29.40	—
Forfeited	(11,596)	(737)	23.76	54.26
Non-Vested at April 29, 2017	700,078	523,211	$21.77	$28.24

(1)	Includes 121,993 shares relinquished for tax payments related to vested DSUs for the three months ended April 29, 2017.

The following table summarizes the activity of restricted stock for the three months ended April 29, 2017:

		Weighted- Average
	Shares	Grant-Date Fair Value
Non-Vested at January 28, 2017	36,878	$15.56
Granted	—	—
Vested	(36,878)	15.56
Forfeited	—	—
Non-Vested at April 29, 2017	—	$—

Restricted stock awards receive non-forfeitable dividends, if any, when and if paid to shareholders of record at the payment date.

As of April 29, 2017, we have unrecognized compensation expense related to non-vested DSUs of approximately $18.5 million, which is expected to be recognized over a weighted-average period of 1.5 years.

Stock Options

The following table summarizes the activity of stock options for the three months ended April 29, 2017:

		Weighted-
	Number of	Average
	Shares	Exercise Price
Outstanding at January 28, 2017	1,194,690	$29.70
Granted	—	—
Exercised	—	—
Forfeited	(1,553)	52.27
Expired	(40,243)	41.23
Outstanding at April 29, 2017	1,152,894	$29.27
Exercisable at April 29, 2017	716,137	$33.34

As of April 29, 2017, we have unrecognized compensation expense related to non-vested stock options of approximately $2.7 million, which is expected to be recognized over a weighted-average period of 1.3 years.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.  Goodwill and Other Intangible Assets

Goodwill

Goodwill allocated to our reportable segments and changes in the net carrying amount of goodwill for the three months ended April 29, 2017 are as follows (in thousands):

		Corporate
	Retail	Apparel	Total
Balance at January 28, 2017	$94,511	$22,515	$117,026
Goodwill of acquired business	—	695	695
Translation adjustment	(811)	675	(136)
Balance at April 29, 2017	$93,700	$23,885	$117,585

The goodwill of acquired business resulted from an immaterial acquisition by our United Kingdom (“UK”) based operations. Goodwill is evaluated for impairment at least annually. A more frequent evaluation is performed if events or circumstances indicate that impairment could have occurred. Such events or circumstances could include, but are not limited to, new significant negative industry or economic trends, unanticipated changes in the competitive environment, decisions to significantly modify or dispose of operations and a significant sustained decline in the market price of our stock. No impairment evaluation was considered necessary during the first three months ended April 29, 2017.

Intangible Assets

The gross carrying amount and accumulated amortization of our identifiable intangible assets are as follows (in thousands):

	April 29,	April 30,	January 28,
	2017	2016	2017
Amortizable intangible assets:
Carrying amount:
Trademarks, tradenames and franchise agreements	$16,040	$16,361	$15,966
Favorable leases	13,679	14,562	13,826
Customer relationships	26,268	29,661	25,483
Total carrying amount	55,987	60,584	55,275
Accumulated amortization:
Trademarks, tradenames and franchise agreements	(10,183)	(9,857)	(10,055)
Favorable leases	(4,297)	(3,057)	(3,961)
Customer relationships	(14,776)	(14,213)	(13,804)
Total accumulated amortization	(29,256)	(27,127)	(27,820)
Total amortizable intangible assets, net	26,731	33,457	27,455
Indefinite-lived intangible assets:
Trademarks and tradename	144,235	144,369	144,204
Total intangible assets, net	$170,966	$177,826	$171,659

Pre-tax amortization expense associated with intangible assets subject to amortization totaled $1.0 million and $1.3 million for the three months ended April 29, 2017 and April 30, 2016, respectively.  Pre-tax amortization associated with intangible assets subject to amortization at April 29, 2017 is estimated to be $3.0 million for the remainder of fiscal 2017, $3.7 million for fiscal 2018, $3.5 million for fiscal 2019, $3.4 million for fiscal 2020 and $3.3 million for fiscal 2021.

TAILORED BRANDS, INC. AND SUBSIDIARIES

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

	Fair Value Measurements at Reporting Date
	Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
April 29, 2017—
Assets:
Derivative financial instruments	$—	$937	$—	$937
Liabilities:
Derivative financial instruments	$—	$5,293	$—	$5,293
January 28, 2017—
Assets:
Derivative financial instruments	$—	$460	$—	$460
Liabilities:
Derivative financial instruments	$—	$2,413	$—	$2,413
April 30, 2016—
Assets:
Derivative financial instruments	$—	$9	$—	$9
Liabilities:
Derivative financial instruments	$—	$3,295	$—	$3,295

Derivative financial instruments are comprised of (1) foreign currency forward exchange contracts primarily entered into to minimize our foreign currency exposure related to forecasted purchases of certain inventories denominated in a currency different from the operating entity’s functional currency, (2) foreign currency forward exchange contracts primarily entered into to minimize our foreign currency exposure related to forecasted revenues from our UK operations denominated in a currency different from the UK’s functional currency and (3) interest rate swap agreements to minimize our exposure to interest rate changes on our outstanding indebtedness. These derivative financial instruments are recorded in the condensed consolidated balance sheets at fair value based upon observable market inputs. Derivative financial instruments in an asset position are included within other current assets in the condensed consolidated balance sheets. Derivative financial instruments in a liability position are included within accrued expenses and other current liabilities or noncurrent liabilities in the condensed consolidated balance sheets. See Note 14 for further information regarding our derivative instruments.

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

During the three months ended April 29, 2017, we incurred $2.9 million of asset impairment charges, which is included within SG&A expenses in our condensed consolidated statement of earnings, primarily related to underperforming stores as well as long-lived assets related to our tuxedo rental license agreement with Macy’s.  We estimated the fair value of the long-lived assets based on an income approach using projected future cash flows discounted using a weighted-average cost of capital analysis that reflects current market conditions, which we classify as Level 3 within the fair value hierarchy.

Fair Value of Financial Instruments

Our financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses and other current liabilities and long-term debt.  Management estimates that, as of April 29, 2017, April 30, 2016, and January 28, 2017, the carrying value of our financial instruments other than long-term debt approximated their fair value due to the highly liquid or short-term nature of these instruments.

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

	April 29, 2017		April 30, 2016		January 28, 2017
	Carrying	Estimated	Carrying	Estimated	Carrying	Estimated
	Amount(1)	Fair Value	Amount(1)	Fair Value	Amount(1)	Fair Value
Long-term debt, including current portion	$1,587,865	$1,482,750	$1,655,643	$1,583,132	$1,595,529	$1,556,200

(1) The carrying value of the long-term debt, including current portion is net of deferred financing costs of $20.9 million, $26.7 million and $22.1 million as of April 29, 2017, April 30, 2016 and January 28, 2017, respectively.

14.  Derivative Financial Instruments

As discussed in Note 5, in January 2015, we entered into an interest rate swap agreement on an initial notional amount of $520.0 million that matures in August 2018 with periodic interest settlements.  At April 29, 2017, the notional amount totaled $290.0 million. Under this interest rate swap agreement, we receive a floating rate based on 3-month LIBOR and pay a fixed rate of 5.03% (including the applicable margin of 3.50%) on the outstanding notional amount. We have designated the interest rate swap as a cash flow hedge of the variability of interest payments under the Term Loan due to changes in the LIBOR benchmark interest rate.

In addition, in April 2017, we entered into an interest rate swap agreement on an initial notional amount of $260.0 million that matures in June 2021 with periodic interest settlements.  Under this interest rate swap agreement, we receive a floating rate based on 1-month LIBOR and pay a fixed rate of 5.56% (including the applicable margin of 3.50%) on the outstanding notional amount. We have designated the interest rate swap as a cash flow hedge of the variability of interest payments under the Term Loan due to changes in the LIBOR benchmark interest rate.

At April 29, 2017, the fair value of the interest rate swaps was a liability of $3.8 million with $3.1 million recorded in accrued expenses and other current liabilities and $0.7 million in other liabilities in our condensed consolidated balance

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

sheet.  The effective portion of the swaps is reported as a component of accumulated other comprehensive (loss) income.  There was no hedge ineffectiveness at April 29, 2017.  Changes in fair value are reclassified from accumulated other comprehensive (loss) income into earnings in the same period that the hedged item affects earnings.

Over the next 12 months, $3.1 million of the effective portion of the interest rate swaps is expected to be reclassified from accumulated other comprehensive (loss) income into earnings within interest expense.  If, at any time, either interest rate swap is determined to be ineffective, in whole or in part, due to changes in the interest rate swap or underlying debt agreements, the fair value of the portion of the interest rate swap determined to be ineffective will be recognized as a gain or loss in the statement of earnings for the applicable period.

Also, we have entered into derivative instruments to hedge our foreign exchange risk, specifically related to the British pound and Euro.  We have designated these instruments as cash flow hedges of the variability in exchange rates for those foreign currencies.  At April 29, 2017, the fair value of these cash flow hedges was a net liability of $0.7 million with $1.5 million recorded in accrued expenses and other current liabilities and $0.8 million recorded in other current assets in our condensed consolidated balance sheet.  The effective portion of the hedges is reported as a component of accumulated other comprehensive (loss) income.  Hedge ineffectiveness at April 29, 2017 was immaterial.  Changes in fair value are reclassified from accumulated other comprehensive (loss) income into earnings in the same period that the hedged item affects earnings. Over the next 12 months, $1.8 million of the effective portion of the cash flow hedges is expected to be reclassified from accumulated other comprehensive (loss) income into earnings within cost of sales.

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

The corporate apparel segment includes the results from our corporate apparel and uniform operations conducted by Dimensions, Alexandra, and Yaffy in the UK and Twin Hill in the U.S., which provide corporate apparel uniforms and workwear to workforces.

We measure segment profitability based on operating income, defined as income before interest expense, interest income, gain on extinguishment of debt, net and income taxes, before shared service expenses. Shared service expenses include costs incurred and directed primarily by our corporate offices that are not allocated to segments.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Additional net sales information is as follows (in thousands):

	For the Three Months Ended
	April 29, 2017	April 30, 2016
Net sales:
MW(1)	$420,067	$441,646
Jos. A. Bank	167,228	178,450
K&G	88,683	94,759
Moores	40,813	43,229
MW Cleaners	8,514	8,158
Total retail segment	725,305	766,242
Total corporate apparel segment	57,601	62,580
Total net sales	$782,906	$828,822

(1)	MW includes Men’s Wearhouse, Men’s Wearhouse and Tux, tuxedo shops within Macy’s and Joseph Abboud.

The following table sets forth supplemental products and services sales information for the Company (in thousands):

	For the Three Months Ended
	April 29, 2017	April 30, 2016
Net sales:
Men's tailored clothing product	$332,630	$349,528
Men's non-tailored clothing product	228,699	241,933
Women's clothing product	19,827	21,846
Other	2,429	2,361
Total retail clothing product	583,585	615,668
Rental services	94,820	99,831
Alteration services	38,386	42,585
Retail dry cleaning services	8,514	8,158
Total alteration and other services	46,900	50,743
Corporate apparel clothing product	57,601	62,580
Total net sales	$782,906	$828,822

Operating income by reportable segment, shared service expense, and the reconciliation to earnings before income taxes is as follows (in thousands):

	For the Three Months Ended
	April 29, 2017	April 30, 2016
Operating income:
Retail	$73,425	$79,877
Corporate apparel	1,975	2,054
Shared service expense	(44,398)	(50,936)
Operating income	31,002	30,995
Interest income	67	13
Interest expense	(25,621)	(26,502)
Gain on extinguishment of debt, net	715	—
Earnings before income taxes	$6,163	$4,506

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

16.  Legal Matters

On March 29, 2016, Peter Makhlouf filed a putative class action lawsuit against the Company and its Chief Executive Officer ("CEO"), Douglas S. Ewert, in the United States District Court for the Southern District of Texas (Case No. 4:16-cv-00838). The complaint attempts to allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of persons who purchased or otherwise acquired the Company's securities between June 18, 2014 and December 9, 2015. In particular, the complaint alleges that the Company and its CEO made certain statements about the Company's acquisition and subsequent integration of Jos. A. Bank that were false and misleading and omitted material facts. On March 23, 2017, the Court appointed Strathclyde Pension Fund lead plaintiff in this matter and the parties subsequently agreed on a case schedule through the motion to dismiss phase of this matter. We believe that the claims are without merit and are defending the lawsuit vigorously. The range of loss, if any, is not reasonably estimable at this time. We do not currently believe, however, that it will have a material adverse effect on our financial position, results of operations or cash flows.

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

17.  Condensed Consolidating Information

As discussed in Note 5, The Men’s Wearhouse (the “Issuer”) issued $600.0 million in aggregate principal amount of 7.00% Senior Notes.  The Senior Notes are guaranteed jointly and severally, on an unsecured basis by Tailored Brands, Inc. (the "Parent") and certain of our U.S. subsidiaries (the “Guarantors”).  Our Canadian and U.K. subsidiaries (collectively, the “Non-Guarantors”) are not guarantors of the Senior Notes.  Each of the Guarantors is 100% owned and all guarantees are joint and several.  In addition, the guarantees are full and unconditional except for certain automatic release provisions related to the Guarantors.

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

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tailored Brands, Inc.

Condensed Consolidating Balance Sheet

April 29, 2017

(in thousands)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$2,162	$2,335	$62,083	$—	$66,580
Accounts receivable, net	7,358	28,480	437,481	149,697	(539,000)	84,016
Inventories	—	212,146	438,670	333,405	—	984,221
Other current assets	136	229,333	33,392	10,933	(204,506)	69,288
Total current assets	7,494	472,121	911,878	556,118	(743,506)	1,204,105
Property and equipment, net	—	224,274	208,719	34,668	—	467,661
Rental product, net	—	127,188	3,087	17,220	—	147,495
Goodwill	—	6,160	68,510	42,915	—	117,585
Intangible assets, net	—	52	156,741	14,173	—	170,966
Investments in subsidiaries	(89,379)	1,444,485	—	—	(1,355,106)	—
Other assets	—	5,200	949	7,174	(6,900)	6,423
Total assets	$(81,885)	$2,279,480	$1,349,884	$672,268	$(2,105,512)	$2,114,235
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$21,606	$553,773	$82,517	$52,990	$(539,000)	$171,886
Accrued expenses and other current liabilities	10,088	146,168	120,022	227,415	(197,230)	306,463
Current portion of long-term debt	—	13,379	—	—	—	13,379
Total current liabilities	31,694	713,320	202,539	280,405	(736,230)	491,728
Long-term debt, net	—	1,574,486	—	—	—	1,574,486
Deferred taxes and other liabilities	—	81,053	84,719	10,004	(14,176)	161,600
Shareholders' (deficit) equity	(113,579)	(89,379)	1,062,626	381,859	(1,355,106)	(113,579)
Total liabilities and shareholders' (deficit) equity	$(81,885)	$2,279,480	$1,349,884	$672,268	$(2,105,512)	$2,114,235

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tailored Brands, Inc.

Condensed Consolidating Balance Sheet

April 30, 2016

(in thousands)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$7,950	$3,231	$25,248	$—	$36,429
Accounts receivable, net	—	17,235	293,596	35,703	(263,201)	83,333
Inventories	—	211,358	714,712	150,663	—	1,076,733
Other current assets	9,769	41,038	18,629	8,467	—	77,903
Total current assets	9,769	277,581	1,030,168	220,081	(263,201)	1,274,398
Property and equipment, net	—	252,683	228,714	39,747	—	521,144
Rental product, net	—	141,427	13,990	18,823	—	174,240
Goodwill	—	6,160	68,510	46,828	—	121,498
Intangible assets, net	—	159	159,051	18,616	—	177,826
Investments in subsidiaries	(88,520)	1,447,307	—	—	(1,358,787)	—
Other assets	—	6,637	952	8,226	(8,100)	7,715
Total assets	$(78,751)	$2,131,954	$1,501,385	$352,321	$(1,630,088)	$2,276,821
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$310,830	$113,982	$41,637	$(263,201)	$203,248
Accrued expenses and other current liabilities	9,129	184,955	90,879	26,081	—	311,044
Current portion of long-term debt	—	42,451	—	—	—	42,451
Total current liabilities	9,129	538,236	204,861	67,718	(263,201)	556,743
Long-term debt, net	—	1,613,192	—	—	—	1,613,192
Deferred taxes and other liabilities	2,350	69,046	122,428	11,392	(8,100)	197,116
Shareholders' (deficit) equity	(90,230)	(88,520)	1,174,096	273,211	(1,358,787)	(90,230)
Total liabilities and shareholders' (deficit) equity	$(78,751)	$2,131,954	$1,501,385	$352,321	$(1,630,088)	$2,276,821

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

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tailored Brands, Inc.

Condensed Consolidating Statement of Earnings (Loss)

(in thousands)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Three Months Ended April 29, 2017
Net sales	$—	$418,925	$372,264	$135,258	$(143,541)	$782,906
Cost of sales	—	212,499	278,631	102,877	(143,541)	450,466
Gross margin	—	206,426	93,633	32,381	—	332,440
Operating expenses	903	155,783	133,532	25,952	(14,732)	301,438
Operating (loss) income	(903)	50,643	(39,899)	6,429	14,732	31,002
Other income and expenses, net	—	—	14,732	—	(14,732)	—
Interest income	110	1,302	1,672	62	(3,079)	67
Interest expense	—	(27,194)	(114)	(1,392)	3,079	(25,621)
Gain on extinguishment of debt, net	—	715	—	—	—	715
(Loss) earnings before income taxes	(793)	25,466	(23,609)	5,099	—	6,163
Provision (benefit) for income taxes	1,945	8,469	(7,752)	1,662	—	4,324
(Loss) earnings before equity in net income of subsidiaries	(2,738)	16,997	(15,857)	3,437	—	1,839
Equity in earnings of subsidiaries	4,577	(12,420)	—	—	7,843	—
Net earnings (loss)	$1,839	$4,577	$(15,857)	$3,437	$7,843	$1,839
Comprehensive (loss) income	$(286)	$2,920	$(15,857)	$2,969	$9,968	$(286)

Three Months Ended April 30, 2016
Net sales	$—	$440,498	$403,227	$96,770	$(111,673)	$828,822
Cost of sales	—	220,547	305,394	62,713	(111,673)	476,981
Gross margin	—	219,951	97,833	34,057	—	351,841
Operating expenses	717	148,487	156,913	28,415	(13,686)	320,846
Operating (loss) income	(717)	71,464	(59,080)	5,642	13,686	30,995
Other income and expenses, net	—	—	13,686	—	(13,686)	—
Interest income	2	5	307	8	(309)	13
Interest expense	—	(26,688)	(11)	(112)	309	(26,502)
(Loss) earnings before income taxes	(715)	44,781	(45,098)	5,538	—	4,506
(Benefit) provision for income taxes	(203)	14,544	(13,045)	1,573	—	2,869
(Loss) earnings before equity in net income of subsidiaries	(512)	30,237	(32,053)	3,965	—	1,637
Equity in earnings (loss) of subsidiaries	2,149	(28,088)	—	—	25,939	—
Net earnings (loss)	1,637	2,149	(32,053)	3,965	25,939	1,637
Comprehensive income (loss)	$18,306	$2,389	$(32,053)	$20,394	$9,270	$18,306

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tailored Brands, Inc.

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended April 29, 2017

(in thousands)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$10,296	$174,399	$10,424	$(152,637)	$(9,131)	$33,351

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(6,333)	(9,982)	(1,471)	—	(17,786)
Acquisition of business, net of cash	—	—	—	(457)	—	(457)
Intercompany activities	—	(149,424)	—	—	149,424	—
Proceeds from sale of property and equipment	—	—	12	—	—	12
Net cash used in investing activities	—	(155,757)	(9,970)	(1,928)	149,424	(18,231)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on term loan	—	(1,750)	—	—	—	(1,750)
Proceeds from asset-based revolving credit facility	—	137,650	—	—	—	137,650
Payments on asset-based revolving credit facility	—	(137,650)	—	—	—	(137,650)
Repurchase and retirement of senior notes	—	(6,601)	—	—	—	(6,601)
Intercompany activities	—	(9,131)	—	149,424	(140,293)	—
Cash dividends paid	(9,131)	—	—	—	—	(9,131)
Proceeds from issuance of common stock	467	—	—	—	—	467
Tax payments related to vested deferred stock units	(1,632)	—	—	—	—	(1,632)
Net cash (used in) provided by financing activities	(10,296)	(17,482)	—	149,424	(140,293)	(18,647)
Effect of exchange rate changes	—	—	—	(782)	—	(782)
Increase (decrease) in cash and cash equivalents	—	1,160	454	(5,923)	—	(4,309)
Cash and cash equivalents at beginning of period	—	1,002	1,881	68,006	—	70,889
Cash and cash equivalents at end of period	$—	$2,162	$2,335	$62,083	$—	$66,580

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tailored Brands, Inc.

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended April 30, 2016

(in thousands)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$9,734	$34,076	$13,365	$(1,819)	$(8,921)	$46,435

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(16,179)	(12,878)	(1,268)	—	(30,325)
Proceeds from sale of property and equipment	—	—	501	—	—	501
Net cash used in investing activities	—	(16,179)	(12,377)	(1,268)	—	(29,824)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on term loan	—	(1,750)	—	—	—	(1,750)
Proceeds from asset-based revolving credit facility	—	201,000	—	3,014	—	204,014
Payments on asset-based revolving credit facility	—	(201,000)	—	(3,014)	—	(204,014)
Intercompany activities	—	(8,921)	—	—	8,921	—
Cash dividends paid	(8,921)	—	—	—	—	(8,921)
Proceeds from issuance of common stock	434	—	—	—	—	434
Tax payments related to vested deferred stock units	(1,247)	—	—	—	—	(1,247)
Net cash used in financing activities	(9,734)	(10,671)	—	—	8,921	(11,484)
Effect of exchange rate changes	—	—	—	1,322	—	1,322
Increase (decrease) in cash and cash equivalents	—	7,226	988	(1,765)	—	6,449
Cash and cash equivalents at beginning of period	—	724	2,243	27,013	—	29,980
Cash and cash equivalents at end of period	$—	$7,950	$3,231	$25,248	$—	$36,429

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We encourage you to read this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) in conjunction with the corresponding section included in our Annual Report on Form 10-K for the year ended January 28, 2017.  References herein to years are to our 52-week or 53-week fiscal year, which ends on the Saturday nearest January 31 in the following calendar year.  For example, references to “2017” mean the 53-week fiscal year ending February 3, 2018.

Executive Overview

Background

We are a leading authority on helping men dress for work, special occasions and everyday life.  We serve our customers through an expansive omni-channel network that includes over 1,600 locations in the United States (“U.S.”) and Canada as well as our branded e-commerce websites.  Our operations are conducted in two reportable segments, retail and corporate apparel, based on the way we manage, evaluate and internally report our business activities.  Refer to Note 15 of Notes to Condensed Consolidated Financial Statements and the discussion included in “Results of Operations” below for additional information and disclosures regarding our reportable segments.

First Quarter Discussion

After a tough February 2017, our first quarter comparable sales improved as the quarter progressed. We are gaining traction on our initiatives of engaging more customers across all channels, strengthening our omni-channel experience and increasing sales of custom clothing.  These initiatives support our strategy to innovate the best men’s specialty store of the future by providing our customers with an unmatched level of convenience, authority and personalization.  We are committed to a balanced approach of investing in the business while maintaining discipline in our management of inventory, expense and capital, and finding opportunities to unlock additional cash flow.

During the first quarter of fiscal 2017, we reached an agreement with Macy’s to wind down operations under the tuxedo rental license agreement established between Macy’s and The Men’s Wearhouse, Inc. (“The Men’s Wearhouse”) in 2015.  The winding down of our tuxedo shops within Macy’s has begun and we expect all tuxedo shops within Macy’s to close by the end of the second quarter of fiscal 2017.  The agreement eliminates the risk of extended future operating losses and enables us to focus on our rental business at Men’s Wearhouse, Jos. A. Bank and Moores.

As a result of the agreement, we incurred $17.2 million of termination-related costs, of which $14.6 million are cash charges.  These costs include $12.3 million related to contract termination, $1.4 million of rental product write-offs, $1.2 million of asset impairment charges and $2.3 million of other costs, all of which relate to our retail segment.

Key operating metrics for the quarter ended April 29, 2017 include:

•	Net sales decrease of 5.5%
•	Comparable sales increased 3.5% at Jos. A. Bank while comparable sales decreased 3.1% at Men’s Wearhouse, 5.3% at Moores and 7.4% at K&G.
•	Operating income was $31.0 million for the first quarter of 2017 which was flat compared to the first quarter of fiscal 2016.
•	Diluted earnings per share of $0.04 compared to diluted earnings per share of $0.03 in the first quarter of fiscal 2016.

Key liquidity metrics for the quarter ended April 29, 2017 include:

•	Cash provided by operating activities was $33.4 million for the first three months of fiscal 2017 compared to $46.4 million for the first three months of fiscal 2016.
•	Capital expenditures were $17.8 million for the first three months of fiscal 2017 compared to $30.3 million for the first three months of fiscal 2016.
•	We repaid $1.8 million on our term loan, repurchased and retired $7.4 million in face value of senior notes and had no borrowings outstanding on our revolving credit facility as of April 29, 2017.
•	Dividends paid totaled $9.1 million for the three months ended April 29, 2017.

Items Affecting Comparability of Results

The comparability of our results has been impacted by certain items, including costs to terminate our tuxedo rental license agreement with Macy’s, restructuring and other costs consisting of costs related to our profit improvement and store rationalization programs and integration costs for Jos. A. Bank.  A summary of the effect of these items on pretax income for each applicable period is presented below (dollars in millions):

	For the Three Months Ended
	April 29,	April 30,
	2017	2016
Costs to terminate Macy's agreement (1)	$17.2	$—
Restructuring and other charges(2)	—	13.2
Integration costs related to Jos. A. Bank(3)	—	3.6
Purchase accounting related charges for Jos. A. Bank	—	(0.6)
Other	—	0.3
Total (4)	$17.2	$16.5

(1)	See Note 2 to the condensed consolidated financial statements for additional information.
(2)	See Note 3 to the condensed consolidated financial statements for additional information.
(3)	For the three months ended April 30, 2016, integration costs related to Jos. A. Bank included $1.7 million of severance costs.
(4)

For the three months ended April 29, 2017, $15.8 million is included in selling, general and administrative expenses (“SG&A”) and $1.4 million is included in cost of sales.  For the three months ended April 30, 2016, $16.4 million is included in SG&A and $0.1 million is included in cost of sales.

Store Data

The following table presents information with respect to retail apparel stores and tuxedo shops within Macy’s stores in operation during each of the respective fiscal periods:

	For the Three Months Ended		For the Year Ended
	April 29,	April 30,	January 28,
	2017	2016	2017

Open at beginning of period:	1,667	1,724	1,724
Opened (1)	1	140	178
Closed	(5)	(18)	(235)
Open at end of the period	1,663	1,846	1,667

Men’s Wearhouse(2)	717	716	716
Men’s Wearhouse and Tux	56	153	58
Tuxedo shops @ Macy’s	170	148	170
Jos. A. Bank(3)	503	615	506
Moores	126	125	126
K&G	91	89	91
	1,663	1,846	1,667

(1)	Includes 136 and 158 tuxedo shops within Macy’s stores opened in the three months ended April 30, 2016 and in the year ended January 28, 2017, respectively.
(2)	Includes one Joseph Abboud store opened in 2015.
(3)	Excludes franchise stores.

During the first quarter of 2017, we opened one Men’s Wearhouse store and closed five stores  (three Jos. A. Bank stores and two Men’s Wearhouse and Tux stores).  In addition, we expect all 170 tuxedo shops within Macy’s stores to close in the second quarter of 2017.

Seasonality

Our sales and net earnings are subject to seasonal fluctuations.  Our rental service revenues are heavily concentrated in the second and third quarters (prom and wedding season) while the fourth quarter is the seasonal low point.  In addition, Jos. A. Bank has generally experienced increased customer traffic during the holiday season and its increased marketing efforts during the holiday season have generally resulted in sales and net earnings generated in the fourth quarter, which are significantly larger as compared to the other three quarters. With respect to corporate apparel sales and operating results, seasonal fluctuations are not significant but the acquisition of new customers or existing customer decisions to rebrand or revise their corporate wear programs can cause significant variations in period results.  Because of these fluctuations, results for any quarter are not necessarily indicative of the results that may be achieved for the full year.

Results of Operations

For the Three Months Ended April 29, 2017 Compared to the Three Months Ended April 30, 2016

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	For the Three Months Ended(1)
	April 29,	April 30,
	2017	2016
Net sales:
Retail clothing product	74.5%	74.3%
Rental services	12.1	12.0
Alteration and other services	6.0	6.1
Total retail sales	92.6	92.4
Corporate apparel clothing product	7.4	7.6
Total net sales	100.0%	100.0%
Cost of sales(2):
Retail clothing product	43.3	43.9
Rental services	17.1	15.9
Alteration and other services	73.5	71.2
Occupancy costs	14.5	14.4
Total retail cost of sales	56.3	56.5
Corporate apparel clothing product	72.7	71.0
Total cost of sales	57.5	57.5
Gross margin(2):
Retail clothing product	56.7	56.1
Rental services	82.9	84.1
Alteration and other services	26.5	28.8
Occupancy costs	(14.5)	(14.4)
Total retail gross margin	43.7	43.5
Corporate apparel clothing product	27.3	29.0
Total gross margin	42.5	42.5
Advertising expense	5.4	5.8
Selling, general and administrative expenses	33.1	32.9
Operating income	4.0	3.7
Interest income	0.0	0.0
Interest expense	(3.3)	(3.2)
Gain on extinguishment of debt, net	0.1	—
Earnings before income taxes	0.8	0.5
Provision for income taxes	0.6	0.4
Net earnings	0.2%	0.2%

(1)	Percentage line items may not sum to totals due to the effect of rounding.
(2)	Calculated as a percentage of related sales.

Net Sales

Total net sales decreased $45.9 million, or 5.5%, to $782.9 million for the first quarter of 2017 as compared to the first quarter of 2016.

Total retail sales decreased $40.9 million, or 5.3%, to $725.3 million for the first quarter of 2017 as compared to the first quarter of 2016 due to a $32.1 million decrease in clothing product revenues, a $5.0 million decrease in rental services revenue and a $3.8 million decrease in alteration and other services revenues. The decrease in total retail sales is further described below:

(in millions)	Amount Attributed to
$(12.7)	3.1% decrease in comparable sales at Men's Wearhouse.
5.3	3.5% increase in comparable sales at Jos. A. Bank.
(6.6)	7.4% decrease in comparable sales at K&G.
(2.2)	5.3% decrease in comparable sales at Moores(1).
(20.8)	Decrease in non-comparable sales (primarily due to closed stores).
(0.4)	Decrease in net sales resulting from change in U.S./Canadian dollar exchange rate.
(3.5)	Other (primarily decrease in alteration revenues).
$(40.9)	Decrease in total retail sales.

(1)	Comparable sales percentages for Moores are calculated using Canadian dollars.

Comparable sales exclude the net sales of a store for any month of one period if the store was not owned or open throughout the same month of the prior period and include e-commerce net sales.  We operate our business using an omni-channel approach and do not differentiate e-commerce sales from our other channels.

The decrease in comparable sales at Men’s Wearhouse resulted primarily from a  decrease in transactions partially offset by an increase in average unit retail (net selling prices) while units per transaction were essentially flat.  The increase at Jos. A. Bank resulted primarily from an increase in transactions that more than offset a  decrease in average unit retail while units per transaction were essentially flat. The decrease at K&G resulted from lower transactions partially offset by an increase in units per transaction and average unit retail. The decrease at Moores resulted from decreases in both average unit retail and transactions while units per transaction were flat.  At Men’s Wearhouse, rental service comparable sales decreased 0.9%  primarily due to a decrease in unit rentals.

Total corporate apparel clothing product sales decreased $5.0 million for the first quarter of 2017 as compared to the first quarter of 2016 primarily due to the impact of a weaker British pound this year compared to last year of approximately $6.9 million.

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

Our total gross margin decreased $19.4 million, or 5.5%, to $332.4 million in the first quarter of 2017 as compared to the first quarter of 2016.  Total retail segment gross margin decreased $17.0 million, or 5.1%,  in the first quarter of 2017 compared to the same period last year primarily due to lower sales across our retail brands.

For the retail segment, total gross margin as a percentage of retail sales increased from 43.5% in the first quarter of 2016 to 43.7% in the first quarter of 2017 driven primarily by leveraging of procurement and distribution costs.

Occupancy costs decreased $5.0 million primarily due to our store rationalization efforts.  Occupancy costs as a percentage of retail sales, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, increased from 14.4% in the first quarter of 2016 to 14.5% for the first quarter of 2017, primarily due to deleveraging from lower sales.

Corporate apparel gross margin decreased $2.4 million, or 13.1%, in the first quarter of 2017 as compared to the first quarter of 2016.  For the corporate apparel segment, total gross margin as a percentage of related sales decreased from 29.0% in the first quarter of 2016 to 27.3% in the first quarter of 2017 primarily due to the impact of unfavorable currency fluctuations on previously negotiated pricing arrangements with our United Kingdom (“UK”) customers.

Advertising Expense

Advertising expense decreased to $42.3 million in the first quarter of 2017 from $47.9 million in the first quarter of 2016, a decrease of $5.7 million, or 11.8%.  The decrease in advertising expense was driven primarily by reductions in  television advertising reflecting a mix shift to digital advertising, as well as the timing of marketing campaigns that will launch later in 2017. As a percentage of total net sales, advertising expense was 5.4% in the first quarter of 2017 compared to 5.8% in the first quarter of 2016.

Selling, General and Administrative Expenses

SG&A expenses decreased to $259.2 million in the first quarter of 2017 from $272.9 million in the first quarter of 2016, a decrease of $13.7 million or 5.0%.  As a percentage of total net sales, these expenses increased from 32.9% in the first quarter of 2016 to 33.1% in the first quarter of 2017.  The components of this 0.2% increase in SG&A expenses as a percentage of total net sales and the related dollar changes were as follows:

%	in millions	Attributed to
—	$(0.6)

Restructuring, integration and other items as a percentage of sales was 2.0% in the first quarter of 2017 and 2016.  For the first quarter of 2017, these costs totaled $15.8 million related to costs to terminate the Macy's agreement.  For the first quarter of 2016, these costs totaled $16.4 million, related primarily to restructuring and other costs and Jos. A. Bank integration costs.

0.1	(5.7)

Store salaries decreased $5.7 million primarily due to our store rationalization efforts yet increased as a percentage of sales from 13.4% in the first quarter of 2016 to 13.5% in the first quarter of 2017 primarily due to deleverage resulting from lower retail sales.

0.1	(7.4)

Increase in other SG&A expenses as a percentage of sales from 17.6% in the first quarter of 2016 to 17.7% in the first quarter of fiscal 2017. Other SG&A expenses decreased $7.4 million primarily due to decreases in employee-related benefit costs as well as decreases in store-related costs resulting from our store rationalization efforts.

0.2	$(13.7)	Total

In the retail segment, SG&A expenses as a percentage of related net sales increased from 26.9% in the first quarter of 2016 to 27.8% in the first quarter of 2017 primarily due to deleverage resulting from lower retail sales.  Retail segment SG&A expenses decreased $5.0 million primarily due to decreases in employee-related benefit costs as well as decreases in store-related costs resulting from our store rationalization efforts partially offset by costs to terminate the Macy’s agreement.

In the corporate apparel segment, SG&A expenses as a percentage of related net sales decreased from 24.9% in the first quarter of 2016 to 23.2% in the first quarter of 2017.  Corporate apparel segment SG&A expenses decreased $2.2 million.

Shared service expenses represent costs not specifically related to the operations of our business segments and are included in SG&A.  Shared service SG&A expenses as a percentage of total net sales decreased from 6.1% in the first quarter of 2016 to 5.7% in the first quarter of 2017.  Shared service SG&A expenses decreased $6.5 million primarily due to decreases in costs associated with last year’s profit improvement program.

Provision for Income Tax

Our effective income tax rate increased to 70.2% for the first quarter of 2017 from 63.7% for the first quarter of 2016.  Our effective income tax rate for the first quarter of 2017 is higher than the United States (“U.S”) statutory rate as well as the effective income tax rate for the first quarter of 2016 primarily as a result of $2.2 million of tax deficiencies related to the vesting of stock-based awards recorded in the first quarter of 2017 resulting from the adoption of new accounting guidance related to stock-based compensation.

For the first quarters of 2017 and 2016, the statutory tax rates in Canada and the UK were approximately 26% and 20%, respectively.  For the first quarters of 2017 and 2016, tax expense for our operations in foreign jurisdictions totaled $1.7 million and $1.6 million, respectively.

Our income tax expense and effective income tax rate in future periods may be impacted by many factors, including our geographic mix of earnings and changes in tax laws.  Currently, we expect our effective tax rate in future periods to be lower than the statutory U.S. combined federal and state tax rate based on the expected geographic mix of earnings.  In addition, if our financial results in fiscal 2017 generate a loss or certain deferred tax liabilities decrease, we may need to establish a valuation allowance on our U.S. deferred tax assets, which could have a material impact on our financial condition and results of operations. Lastly, we are currently undergoing several federal, foreign and state audits, however, we currently do not believe these audits will result in any material charge to tax expense in the future.

Net Earnings

Net earnings were $1.8 million for the first quarter of 2017 compared with net earnings of $1.6 million for the first quarter of 2016.

Liquidity and Capital Resources

At April 29, 2017,  April 30, 2016 and January 28, 2017, cash and cash equivalents totaled $66.6 million, $36.4 million and $70.9 million, respectively, and working capital totaled $712.4 million, $717.7 million and $705.8 million, respectively.  Our primary sources of working capital are cash flows from operations and available borrowings under our financing arrangements, as described below.

In 2014, The Men’s Wearhouse entered into a term loan credit agreement that provides for a senior secured term loan in the aggregate principal amount of $1.1 billion (the “Term Loan”) and a $500.0 million asset-based revolving credit agreement (the “ABL Facility”, and together with the Term Loan, the “Credit Facilities”) with certain of our U.S. subsidiaries and Moores the Suit People Inc., one of our Canadian subsidiaries, as co-borrowers.  In addition, in 2014, The Men’s Wearhouse issued $600.0 million in aggregate principal amount of 7.00% Senior Notes due 2022 (the “Senior Notes”).

The Credit Facilities and the Senior Notes contain customary non-financial and financial covenants, including fixed charge coverage ratios, total leverage ratios and secured leverage ratios, as well as a restriction on our ability to pay dividends on our common stock in excess of $10.0 million per quarter. Since entering into these financing arrangements and as of April 29, 2017, our total leverage ratio and secured leverage ratio were above the maximums specified in the agreements, which was anticipated when we entered into these arrangements. As a result, we are currently subject to certain additional restrictions, including limitations on our ability to make significant acquisitions and incur additional indebtedness.  Currently, we believe our total leverage ratio and secured leverage ratio will move below the maximums specified in the agreements during fiscal 2018, which will result in the elimination of these additional restrictions.

The Term Loan is guaranteed, jointly and severally, by Tailored Brands, Inc. and certain of our U.S. subsidiaries and will mature in June 2021.  The interest rate on the Term Loan is based on 1-month LIBOR, which was approximately 1.00% at April 29, 2017.  The Term Loan interest rate is subject to a LIBOR floor of 1% per annum, plus the applicable margin which is currently 3.50%, resulting in a total interest rate of 4.50%.  In January 2015, we entered into an interest rate swap agreement, in which the variable rate payments due under a portion of the Term Loan were exchanged for a fixed rate.  In April 2017, we entered into an additional interest rate swap agreement to exchange variable rate payments under a portion of the Term Loan for a fixed rate.  At April 29, 2017, the total notional amount under our interest rate swaps is $550.0 million.

In 2015, The Men’s Wearhouse entered into Incremental Facility Agreement No. 1 (the “Incremental Agreement”) resulting in a refinancing of $400.0 million aggregate principal amount of the Term Loan from a variable rate to a fixed rate of 5.0% per annum.  The Incremental Agreement did not impact the total amount borrowed under the Term Loan, the maturity date of the Term Loan, or collateral and guarantees under the Term Loan.

As a result of our interest rate swaps and the Incremental Agreement, we have converted a significant portion of the variable interest rate under the Term Loan to a fixed rate and, as of April 29, 2017, the Term Loan had a weighted average interest rate of 5.10%.

The ABL Facility provides for a senior secured revolving credit facility of $500.0 million, with possible future increases to $650.0 million under an expansion feature that matures in June 2019, and is guaranteed, jointly and severally, by Tailored Brands, Inc. and certain of our U.S. subsidiaries. The ABL Facility has several borrowing and interest rate options including the following indices:  (i) adjusted LIBOR, (ii) Canadian Dollar Offered Rate (“CDOR”) rate, (iii) Canadian prime rate or (iv) an alternate base rate (equal to the greater of the prime rate, the federal funds effective rate plus 0.5% or adjusted LIBOR for a one-month period plus 1.0%). Advances under the ABL Facility bear interest at a rate per annum using the applicable indices plus a varying interest rate margin of up to 2.00%.  The ABL Facility also provides for fees applicable to amounts available to be drawn under outstanding letters of credit which range from 1.50% to 2.00%, and a fee on unused commitments which ranges from 0.25% to 0.375%. As of April 29, 2017, there were no borrowings outstanding under the ABL Facility.

We utilize letters of credit primarily as collateral for workers compensation claims and to secure inventory purchases.  At April 29, 2017, letters of credit totaling approximately $31.9 million were issued and outstanding. Borrowings available under the ABL Facility as of April 29, 2017 were $468.1 million.

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

The Senior Notes are guaranteed, jointly and severally, on an unsecured basis by Tailored Brands, Inc. and certain of our U.S. subsidiaries. The Senior Notes will mature in July 2022.  Interest on the Senior Notes is payable in January and July of each year.

Cash Flow Activities

Operating activities — Net cash provided by operating activities was $33.4 million and $46.4 million for the first three months of 2017 and 2016, respectively.  The $13.1 million decrease was driven by a decrease in other assets related to prior year income tax refunds partially offset by lower inventory purchases primarily resulting from our store rationalization efforts and a planned reduction in rental product purchases.

Investing activities — Net cash used in investing activities was $18.2 million and $29.8 million for the first three months of 2017 and 2016, respectively.  The $11.6 million decrease was driven by a decrease in capital expenditures primarily due to the prior year opening of tuxedo shops within Macy’s.

Financing activities — Net cash used in financing activities was $18.6 million and $11.5 million for the first three months of 2017 and 2016, respectively.  The $7.2 million increase primarily reflects the impact of the repurchase of $7.4 million in face value of our Senior Notes.

Share repurchase program — In March 2013, the Board of Directors (the “Board”) approved a share repurchase program for our common stock.  At April 29, 2017, the remaining balance available under the Board’s authorization was $48.0 million.  During the first quarters of 2017 and 2016, no shares were repurchased in open market transactions under the Board’s authorization.

Dividends — Cash dividends paid were approximately $9.1 million and $8.9 million for the first three months of 2017 and 2016, respectively.  During each of the quarters ended April 29, 2017 and April 30, 2016, we declared quarterly dividends of $0.18 per share.

Future Sources and Uses of Cash

Our primary uses of cash are to finance working capital requirements of our operations and to repay our indebtedness.  In addition, we will use cash to fund capital expenditures, income taxes, dividend payments, operating leases and various other commitments and obligations, as they arise.

During the course of the first quarter of 2017, we borrowed and repaid amounts under our ABL Facility with the maximum borrowing outstanding at any point in time totaling  $34.7 million.  In addition, subsequent to the end of the first quarter of 2017, we repurchased and retired $17.5 million in face value of Senior Notes through open market transactions, which were consummated via borrowings on our ABL Facility and subsequently repaid.

Capital expenditures are anticipated to be approximately $90.0 million for 2017.  This amount includes the anticipated costs to open four Men’s Wearhouse stores and to relocate or remodel approximately 10 to 15 stores.  The balance of the capital expenditures for 2017 will be used for point-of-sale and other computer equipment and systems, store remodeling, distribution facilities and investment in other corporate assets.

Current and future domestic and global economic conditions could negatively affect our future operating results as well as our existing cash and cash equivalents balances.  In addition, conditions in the financial markets could limit our access to further capital resources, if needed, and could increase associated costs.  We believe based on our current business plan that our existing cash and cash flows from operations and availability under our ABL Facility will be sufficient to fund our operating cash requirements, repayment of current indebtedness and capital expenditures.

Contractual Obligations

There have been no material changes to our contractual obligations as discussed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017, except for the impact of terminating the tuxedo rental license agreement with Macy's.  As a result of the termination of the tuxedo rental license agreement with Macy’s, our total other contractual obligations decreased by $114.9 million.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires the appropriate application of accounting policies in accordance with generally accepted accounting principles.  In many instances, this also requires management to make estimates and assumptions about future events that affect the amounts and disclosures included in our financial statements.  We base our estimates on historical experience and various assumptions that we believe are reasonable under our current business model.  However, because future events and conditions and their effects cannot be determined with certainty, actual results will differ from our estimates and such differences could be material to our financial statements.  There have been no significant changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in foreign currency exchange rates and changes in interest rates.

We are exposed to market risk associated with foreign currency exchange rate fluctuations as a result of our direct sourcing programs and our operations in foreign countries.  In connection with our direct sourcing programs, we may enter into merchandise purchase commitments that are denominated in a currency different from the functional currency of the operating entity.  Our risk management policy is to hedge a portion of forecasted merchandise purchases for our direct sourcing programs that bear foreign exchange risk using foreign exchange forward contracts.  In addition, we have entered into derivative instruments to hedge our foreign exchange risk, specifically related to the British pound and Euro.

As the foreign exchange forward contracts are with financial institutions, we are exposed to credit risk in the event of nonperformance by these parties but due to the creditworthiness of these major financial institutions, full performance is anticipated.

As discussed in Note 5 and Note 14 of the Notes to the Condensed Consolidated Financial Statements, we have undertaken steps to mitigate our exposure to changes in interest rates on our indebtedness.  As of April 29, 2017,  94% of our total debt was at a fixed rate with the remainder at a variable rate.  As a result, we believe our interest rate risk is substantially mitigated.  At April 29, 2017, the effect of one percentage point change in interest rates would result in an approximate $1.0 million change in annual interest expense on our Term Loan.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal first quarter ended April 29, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: June 8, 2017	TAILORED BRANDS, INC.

	By	/s/ JACK P. CALANDRA
Jack P. Calandra
Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number		Exhibit Index

10.1	—

Form of May 2017 Performance Unit Award Agreement, for executive officers, under the Tailored Brands, Inc. 2016 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 17, 2017).

10.2	—	Form of Deferred Stock Unit Award Agreement (for non‑employee directors) under the Tailored Brands, Inc. 2016 Long-Term Incentive Plan (filed herewith).
31.1	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).
31.2	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).
32.1	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (furnished herewith). †
32.2	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (furnished herewith). †
101.1	—

The following financial information from Tailored Brands, Inc.’s Quarterly Report on Form 10-Q for the three months ended April 29, 2017 formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

†This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section.  Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.