Form 10-Q
period 2017-07-29
TAILORED BRANDS INC
filed 2017-09-07
CIK 884217

not

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2017 or

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

The number of shares of common stock of the Registrant, par value $.01 per share, outstanding at August 26, 2017 was 49,195,390.

REPORT INDEX

Forward-Looking Statements

Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission ("SEC") (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995), including, but not limited to, statements regarding our future financial performance and financial condition. Words such as "expects," "anticipates," "envisions," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements reflect our current views regarding certain events that could affect our financial condition or results of operations and may include, but are not limited to, references to future sales, comparable sales, margins, costs, earnings, number and costs of store openings, closings, remodels, relocations and expansions, capital expenditures, potential acquisitions, synergies from acquisitions, business strategies, demand for clothing or rental product, market trends in the retail and corporate apparel clothing business, currency fluctuations, inflation and various political, legal, regulatory, social, economic and business trends.  Forward-looking statements are based upon management's current beliefs or expectations and are inherently subject to significant business, economic and competitive risks, uncertainties and contingencies and third party approvals, many of which are beyond our control.

Any forward-looking statements that we make herein and in future reports are not guarantees of future performance, and actual results may differ materially from those in such forward-looking statements as a result of various factors.  Factors that might cause or contribute to such differences include, but are not limited to: actions by governmental entities; domestic and international macro-economic conditions; inflation or deflation; the loss of, or changes in, key personnel; success, or lack thereof, in formulating or executing our internal strategies and operating plans including new store and new market expansion plans, cost reduction initiatives, store rationalization plans, profit improvement plans, revenue enhancement strategies; the impact of the termination of our tuxedo rental license agreement with Macy's; changes in demand for clothing or rental product; market trends in the retail business; customer confidence and spending patterns; changes in traffic trends in our stores; customer acceptance of our merchandise strategies; performance issues with key suppliers; disruptions in our supply chain; severe weather; foreign currency fluctuations; government export and import policies; advertising or marketing activities of competitors; and legal proceedings. Please also see "Item 1A. Risk Factors" in Part I of our Annual Report on Form 10-K for the year ended January 28, 2017, as the same may be updated from time to time in our subsequent filings with the SEC, for a more complete discussion of these and other factors that might affect our performance and financial results.

Forward-looking statements are intended to convey the Company's expectations about the future, and speak only as of the date they are made.  We undertake no obligation to publicly update or revise any forward-looking statements that may be made from time to time, whether as a result of new information, future developments or otherwise, except as required by applicable law.  However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. This discussion is provided as permitted by the Private Securites Litigation Reform Act of 1995, and all written or oral forward-looking statements that are made by or attributable to us are expressly qualified in their entirety by the cautionary statements contained or referenced in this section.

PART I – FINANCIAL INFORMATION

ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	July 29,	July 30,	January 28,
	2017	2016	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$112,741	$11,430	$70,889
Accounts receivable, net	71,900	84,348	65,714
Inventories	944,783	1,023,603	955,512
Other current assets	55,432	81,113	73,602
Total current assets	1,184,856	1,200,494	1,165,717
PROPERTY AND EQUIPMENT, net	459,530	510,520	484,165
RENTAL PRODUCT, net	139,397	171,469	152,610
GOODWILL	119,880	118,307	117,026
INTANGIBLE ASSETS, net	170,113	174,752	171,659
OTHER ASSETS	5,948	9,012	6,695
TOTAL ASSETS	$2,079,724	$2,184,554	$2,097,872
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$140,156	$169,820	$177,380
Accrued expenses and other current liabilities	276,616	295,707	267,899
Income taxes payable	6,310	1,150	1,262
Current portion of long-term debt	8,750	14,000	13,379
Total current liabilities	431,832	480,677	459,920
LONG-TERM DEBT, net	1,532,255	1,600,402	1,582,150
DEFERRED TAXES, net AND OTHER LIABILITIES	162,313	192,125	163,420
Total liabilities	2,126,400	2,273,204	2,205,490
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' DEFICIT:
Preferred stock	—	—	—
Common stock	491	486	487
Capital in excess of par	478,174	461,143	470,801
Accumulated deficit	(497,160)	(519,068)	(538,823)
Accumulated other comprehensive loss	(28,181)	(31,211)	(40,083)
Total shareholders' deficit	(46,676)	(88,650)	(107,618)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$2,079,724	$2,184,554	$2,097,872

See Notes to Condensed Consolidated Financial Statements.

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net sales:
Retail clothing product	$594,994	$615,946	$1,178,579	$1,231,614
Rental services	151,978	165,009	246,798	264,840
Alteration and other services	46,026	49,226	92,926	99,969
Total retail sales	792,998	830,181	1,518,303	1,596,423
Corporate apparel clothing product	57,760	79,503	115,361	142,083
Total net sales	850,758	909,684	1,633,664	1,738,506
Cost of sales:
Retail clothing product	248,630	277,882	501,509	548,237
Rental services	23,957	27,101	40,125	42,985
Alteration and other services	35,076	34,409	69,548	70,559
Occupancy costs	103,326	108,615	208,415	218,750
Total retail cost of sales	410,989	448,007	819,597	880,531
Corporate apparel clothing product	43,073	51,373	84,931	95,830
Total cost of sales	454,062	499,380	904,528	976,361
Gross margin:
Retail clothing product	346,364	338,064	677,070	683,377
Rental services	128,021	137,908	206,673	221,855
Alteration and other services	10,950	14,817	23,378	29,410
Occupancy costs	(103,326)	(108,615)	(208,415)	(218,750)
Total retail gross margin	382,009	382,174	698,706	715,892
Corporate apparel clothing product	14,687	28,130	30,430	46,253
Total gross margin	396,696	410,304	729,136	762,145
Advertising expense	39,888	44,963	82,140	92,891
Selling, general and administrative expenses	248,343	305,709	507,529	578,628
Operating income	108,465	59,632	139,467	90,626
Interest income	98	37	165	50
Interest expense	(25,167)	(25,876)	(50,788)	(52,377)
Gain (loss) on extinguishment of debt, net	3,281	(71)	3,996	(71)
Earnings before income taxes	86,677	33,722	92,840	38,228
Provision for income taxes	28,206	8,747	32,530	11,616
Net earnings	$58,471	$24,975	$60,310	$26,612
Net earnings per common share allocated to common shareholders:
Basic	$1.19	$0.51	$1.23	$0.55
Diluted	$1.19	$0.51	$1.23	$0.55
Weighted-average common shares outstanding:
Basic	49,107	48,609	48,958	48,527
Diluted	49,172	48,639	49,162	48,630
Cash dividends declared per common share	$0.18	$0.18	$0.36	$0.36

See Notes to Condensed Consolidated Financial Statements.

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2017	2016	2017	2016

Net earnings	$58,471	$24,975	$60,310	$26,612
Currency translation adjustments	14,773	(19,600)	16,114	(3,171)
Unrealized (loss) gain on cash flow hedges, net of tax	(746)	206	(4,212)	446
Comprehensive income	$72,498	$5,581	$72,212	$23,887

See Notes to Condensed Consolidated Financial Statements.

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended
	July 29,	July 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$60,310	$26,612
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	53,407	60,275
Rental product amortization	21,205	23,176
(Gain) loss on extinguishment of debt, net	(3,996)	71
Amortization of deferred financing costs and discount on long-term debt	3,661	3,798
Loss on disposition of assets	1,381	49
Asset impairment charges	2,867	3,864
Share-based compensation	8,095	8,739
Deferred tax (benefit) expense	(242)	1,890
Deferred rent expense and other	309	(637)
Changes in operating assets and liabilities:
Accounts receivable	(4,832)	(22,955)
Inventories	15,701	(2,223)
Rental product	(8,521)	(35,952)
Other assets	16,112	64,513
Accounts payable, accrued expenses and other current liabilities	(28,444)	(29,412)
Income taxes payable	4,964	1,150
Other liabilities	(1,448)	(2,654)
Net cash provided by operating activities	140,529	100,304
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(33,973)	(55,912)
Acquisition of business, net of cash	(457)	—
Proceeds from sales of property and equipment	2,157	605
Net cash used in investing activities	(32,273)	(55,307)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on term loan	(8,129)	(38,951)
Proceeds from asset-based revolving credit facility	181,550	305,549
Payments on asset-based revolving credit facility	(181,550)	(305,549)
Repurchase and retirement of senior notes	(45,167)	(5,546)
Cash dividends paid	(18,033)	(17,676)
Proceeds from issuance of common stock	927	932
Tax payments related to vested deferred stock units	(1,644)	(1,258)
Net cash used in financing activities	(72,046)	(62,499)
Effect of exchange rate changes	5,642	(1,048)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	41,852	(18,550)
Balance at beginning of period	70,889	29,980
Balance at end of period	$112,741	$11,430

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

Unless the context otherwise requires, "Company", "we", "us" and "our" refer to Tailored Brands, Inc. and its subsidiaries.

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts and related disclosures.  Actual amounts could differ from those estimates.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities.  In August 2015, the FASB issued ASU No. 2015-14 which deferred the effective date of ASU 2014-09 by one year.  As a result of this deferral, ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted for annual reporting periods beginning after December 15, 2016.  The guidance allows for either a full retrospective or a modified retrospective transition method.  Based on our preliminary assessment, we determined that the adoption of ASU 2014-09 will impact the timing of revenue recognition related to our customer loyalty program and gift cards. Upon adoption, for our customer loyalty program, we will no longer use the incremental cost method approach, rather we will use a deferred revenue model.  For income from breakage of gift cards, which is currently recognized as a reduction of selling, general and administrative expenses ("SG&A") when the redemption of the gift card is remote, the new guidance requires classification within net sales with breakage recognized proportionately over the expected redemption period. Additionally, under the new guidance, we expect to recognize allowances for estimated sales returns on a gross basis rather than net basis on the consolidated balance sheets. We are continuing our assessment for ASU 2014-09, which may identify other impacts, and evaluating the transition methods for adoption and additional disclosure requirements.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.  Termination of Tuxedo Rental License Agreement with Macy's

During the first quarter of fiscal 2017, we reached an agreement with Macy's to wind down operations under the tuxedo rental license agreement established between Macy's and The Men's Wearhouse, Inc. ("The Men's Wearhouse") in 2015. The winding down of our tuxedo shops within Macy's is complete and all tuxedo shops within Macy's closed in the second quarter of 2017.

As a result of the agreement, during the first quarter of fiscal 2017, we incurred $17.2 million of termination-related costs, of which $14.6 million are cash charges.  These costs include $12.3 million related to contract termination, $1.4 million of rental product write-offs, $1.2 million of asset impairment charges and $2.3 million of other costs, all of which relate to our retail segment. Of the $17.2 million in termination-related costs, $15.8 million is recorded in SG&A and $1.4 million is included in cost of sales in the condensed consolidated statement of earnings.  At July 29, 2017, $1.7 million of such costs are included in accrued expenses and other current liabilities in the condensed consolidated balance sheet.

3.  Restructuring and Other Charges

During the fourth quarter of fiscal 2015, we began implementing initiatives intended to reduce costs and improve operating performance.  These initiatives included a store rationalization program as well as a profit improvement program to drive operating efficiencies and improve our expense structure. These programs were substantially completed in fiscal 2016 and resulted in the closure of 75 Jos. A. Bank full line stores, the closure of 56 factory and outlet stores at Jos. A. Bank and Men's Wearhouse and the closure of 102 Men's Wearhouse and Tux stores.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

No charges were incurred under these initiatives for the three and six months ended July 29, 2017.  A summary of the charges incurred in the three and six months ended July 30, 2016 incurred under these initiatives since inception is presented in the table below (amounts in thousands):

	For the Three Months Ended	For the Six Months Ended
	July 30, 2016	July 30, 2016
Lease termination costs	$26,446	$28,337
Store asset impairment charges and accelerated depreciation, net of deferred rent	1,164	3,174
Consulting costs	6,825	11,777
Severance and employee-related costs	406	4,162
Other costs	174	726
Total pre-tax restructuring and other charges(1)	$35,015	$48,176

(1) Consists of $36.4 million in SG&A offset by a $1.4 million reduction in cost of sales for the three months ended July 30, 2016.  Of the total amount recorded for the three months ended July 30, 2016, $27.9 million relates to our retail segment and $7.1 million relates to shared services. Consists of $49.4 million included in SG&A offset by a $1.2 million reduction in cost of sales for the six months ended July 30, 2016.  Of the total amount recorded for the six months ended July 30, 2016, $33.6 million relates to our retail segment and $14.6 million relates to shared services.

The following table is a rollforward of amounts included in accrued expenses and other current liabilities in the condensed consolidated balance sheet related to the pre-tax restructuring and other charges (amounts in thousands):

	Severance and	Lease
	Employee-	Termination	Consulting	Other
	Related Costs	Costs	Costs	Costs	Total
Beginning Balance, January 28, 2017	$986	$4,834	$60	$25	$5,905
Charges, excluding non-cash items	—	—	—	—	—
Payments	(504)	(3,434)	(60)	(25)	(4,023)
Ending Balance, July 29, 2017	$482	$1,400	$—	$—	$1,882

In addition to the restructuring costs described above, for the three months ended July 30, 2016, we incurred integration and other costs related to Jos. A. Bank totaling $2.0 million, of which $1.5 million are included in SG&A and $0.5 million are included in cost of sales in the condensed consolidated statement of earnings.

For the six months ended July 30, 2016, we incurred integration and other costs related to Jos. A. Bank totaling $5.6 million, of which $4.6 million are included in SG&A and $1.0 million are included in cost of sales in the condensed consolidated statement of earnings.

4.  Earnings Per Share

Basic earnings per common share allocated to common shareholders is computed by dividing net earnings by the weighted-average common shares outstanding during the period.  Diluted earnings per common share reflect the more dilutive earnings per common share amount calculated using the treasury stock method or the two-class method.  For the three and six months ended July 29, 2017, the treasury stock method is used to calculate diluted earnings per common share while the two-class method was used for the three and six months ended July 30, 2016.

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

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

consolidated statement of earnings and the accompanying notes. The following table sets forth the computation of basic and diluted earnings per common share allocated to common shareholders (in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2017	2016	2017	2016
Numerator
Net earnings	$58,471	$24,975	$60,310	$26,612
Net earnings allocated to participating securities (restricted stock and deferred stock units)	—	(31)	—	(31)
Net earnings allocated to common shareholders	$58,471	$24,944	$60,310	$26,581
Denominator
Basic weighted-average common shares outstanding	49,107	48,609	48,958	48,527
Dilutive effect of share-based awards	65	30	204	103
Diluted weighted-average common shares outstanding	49,172	48,639	49,162	48,630
Net earnings per common share allocated to common shareholders:
Basic	$1.19	$0.51	$1.23	$0.55
Diluted	$1.19	$0.51	$1.23	$0.55

For the three and six months ended July 29, 2017, 2.5 million and 2.0 million anti-dilutive shares of common stock were excluded from the calculation of diluted earnings per common share, respectively.  For the three and six months ended July 30, 2016, 2.0 million and 1.6 million anti-dilutive shares of common stock were excluded from the calculation of diluted earnings per common share, respectively.

5.  Debt

In 2014, The Men's Wearhouse entered into a term loan credit agreement that provides for a senior secured term loan in the aggregate principal amount of $1.1 billion (the "Term Loan") and a $500.0 million asset-based revolving credit agreement (the "ABL Facility", and together with the Term Loan, the "Credit Facilities") with certain of our U.S. subsidiaries and Moores the Suit People Inc., one of our Canadian subsidiaries, as co-borrowers. Proceeds from the Term Loan were reduced by an $11.0 million original issue discount ("OID"), which is presented as a reduction of the outstanding balance on the Term Loan on the balance sheet and will be amortized to interest expense over the contractual life of the Term Loan. In addition, in 2014, The Men's Wearhouse issued $600.0 million in aggregate principal amount of 7.00% Senior Notes due 2022 (the "Senior Notes").

The Credit Facilities and the Senior Notes contain customary non-financial and financial covenants, including fixed charge coverage ratios, total leverage ratios and secured leverage ratios, as well as a restriction on our ability to pay dividends on our common stock in excess of $10.0 million per quarter. Since entering into these financing arrangements, our total leverage ratio and secured leverage ratio have been above the maximums specified in the agreements, which was anticipated when we entered into these arrangements. As a result, we were subject to certain additional restrictions, including limitations on our ability to make significant acquisitions and incur additional indebtedness. As of July 29, 2017, our total leverage ratio and secured leverage ratio were below the maximums specified in the agreements but these ratios may increase above the maximums specified in the agreements during the remainder of fiscal 2017. Currently, we believe our total leverage ratio and secured leverage ratio will remain below the maximums specified in the agreements during fiscal 2018 and beyond, which will result in the elimination of these additional restrictions. In addition, in accordance with the terms of the Credit Facilities, we made a mandatory excess cash flow prepayment offer of $4.6 million to the Term

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Loan lenders prior to April 28, 2017.  On May 2, 2017, the entire $4.6 million prepayment was made together with normal principal and interest payments on the Term Loan.

Credit Facilities

The Term Loan is guaranteed, jointly and severally, by Tailored Brands, Inc. and certain of our U.S. subsidiaries and will mature in June 2021.  The interest rate on the Term Loan is based on 1-month LIBOR, which was approximately 1.23% at July 29, 2017, plus the applicable margin which is currently 3.50%, resulting in a total interest rate of 4.73%.  In January 2015, we entered into an interest rate swap agreement, in which the variable rate payments due under a portion of the Term Loan were exchanged for a fixed rate.  In April 2017, we entered into an additional interest rate swap agreement to exchange variable rate payments under a portion of the Term Loan for a fixed rate.  At July 29, 2017, the total notional amount under our interest rate swaps is $540.0 million.  See Note 14 for additional information on our interest rate swaps.

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

As a result of our interest rate swaps and the Incremental Agreement, we have converted a significant portion of the variable interest rate under the Term Loan to a fixed rate and, as of July 29, 2017, the Term Loan had a weighted average interest rate of 5.14%.

The ABL Facility provides for a senior secured revolving credit facility of $500.0 million, with possible future increases to $650.0 million under an expansion feature that matures in June 2019, and is guaranteed, jointly and severally, by Tailored Brands, Inc. and certain of our U.S. subsidiaries. The ABL Facility has several borrowing and interest rate options including the following indices:  (i) adjusted LIBOR, (ii) Canadian Dollar Offered Rate ("CDOR") rate, (iii) Canadian prime rate or (iv) an alternate base rate (equal to the greater of the prime rate, the federal funds effective rate plus 0.5% or adjusted LIBOR for a one-month period plus 1.0%). Advances under the ABL Facility bear interest at a rate per annum using the applicable indices plus a varying interest rate margin of up to 2.00%.  The ABL Facility also provides for fees applicable to amounts available to be drawn under outstanding letters of credit which range from 1.50% to 2.00%, and a fee on unused commitments which ranges from 0.25% to 0.375%. As of July 29, 2017, there were no borrowings outstanding under the ABL Facility.  During the six months ended July 29, 2017, the maximum borrowing outstanding under the ABL Facility was $34.7 million.

We utilize letters of credit primarily as collateral for workers compensation claims and to secure inventory purchases.  At July 29, 2017, letters of credit totaling approximately $33.4 million were issued and outstanding. Borrowings available under the ABL Facility as of July 29, 2017 were $466.6 million.

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

Long-Term Debt

During the second quarter of 2017, we repurchased and retired $42.6 million in face value of Senior Notes through open market transactions, which were consummated via borrowings on our ABL Facility.  As a result, we recorded a net gain on extinguishment totaling $3.3 million, which is included as a separate line in the condensed consolidated statement of

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

earnings.  The net gain on extinguishment reflects a $4.0 million gain upon repurchase partially offset by the elimination of unamortized deferred financing costs totaling $0.7 million related to the Senior Notes.

For the six months ended July 29, 2017, as a result of the repurchase and retirement of a total of $50.0 million in face value of Senior Notes and our excess cash flow prepayment, we recorded a net gain on extinguishment totaling $4.0 million, which reflects a $4.8 million gain upon repurchase partially offset by the elimination of unamortized deferred financing costs of $0.8 million, which is included as a separate line in the condensed consolidated statement of earnings.

The following table provides details on our long-term debt as of July 29, 2017, July 30, 2016 and January 28, 2017 (in thousands):

	July 29,	July 30,	January 28,
	2017	2016	2017
Term Loan (net of unamortized OID of $3.6 million at July 29, 2017, $4.6 million at July 30, 2016, and $4.1 million at January 28, 2017)	$1,035,030	$1,045,686	$1,042,660
Senior Notes	525,000	593,500	575,000
Less: Deferred financing costs related to the Term Loan and Senior Notes	(19,025)	(24,784)	(22,131)
Total long-term debt, net	1,541,005	1,614,402	1,595,529
Current portion of long-term debt	(8,750)	(14,000)	(13,379)
Total long-term debt, net of current portion	$1,532,255	$1,600,402	$1,582,150

6.  Supplemental Cash Flows

Supplemental disclosure of cash flow information is as follows (in thousands):

	For the Six Months Ended
	July 29,	July 30,
	2017	2016

Cash paid for interest	$51,052	$48,746
Cash paid (refunded) for income taxes, net	$14,591	$(52,547)

We had unpaid capital expenditure purchases included in accounts payable and accrued expenses and other current liabilities of approximately $6.9 million and $11.8 million at July 29, 2017 and July 30, 2016, respectively.  Capital expenditure purchases are recorded as cash outflows from investing activities in the condensed consolidated statement of cash flows in the period they are paid.  Cash dividends declared of $9.4 million and $9.0 million at July 29, 2017 and July 30, 2016, respectively, are included in accrued expenses and other current liabilities.

7.  Inventories

The following table provides details on our inventories as of July 29, 2017, July 30, 2016 and January 28, 2017 (in thousands):

	July 29,	July 30,	January 28,
	2017	2016	2017
Finished goods	$841,101	$929,428	$846,585
Raw materials and merchandise components	103,682	94,175	108,927
Total inventories	$944,783	$1,023,603	$955,512

8.  Income Taxes

Our effective income tax rate increased to 32.5% for the second quarter of 2017 from 25.9% for the second quarter of 2016 primarily due to higher U.S. income as compared to income earned in foreign jurisdictions this year compared to last year.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Our effective income tax rate increased to 35.0% for the first six months of 2017 from 30.4% for the first six months of 2016 primarily due to higher U.S. income as compared to income earned in foreign jurisdictions this year compared to last year.  In addition, the effective income tax rate for the first six months of 2017 was impacted by $2.2 million of tax deficiencies related to the vesting of stock-based awards resulting from the adoption of new accounting guidance related to stock-based compensation.  See Note 11 for additional information.

Additionally, we are currently undergoing several federal, foreign and state audits; however, we currently do not believe these audits will result in any material charge to tax expense in the future.

9.  Other Current Assets, Accrued Expenses and Other Current Liabilities and Deferred Taxes, net and Other Liabilities

Other current assets consist of the following (in thousands):

	July 29,	July 30,	January 28,
	2017	2016	2017
Prepaid expenses	$45,718	$47,088	$47,057
Tax receivable	2,428	21,037	15,794
Other	7,286	12,988	10,751
Total other current assets	$55,432	$81,113	$73,602

Accrued expenses and other current liabilities consist of the following (in thousands):

	July 29,	July 30,	January 28,
	2017	2016	2017
Accrued salary, bonus, sabbatical, vacation and other benefits	$61,431	$64,580	$72,589
Customer deposits, prepayments and refunds payable	54,043	47,993	28,384
Unredeemed gift cards	36,245	36,217	40,865
Sales, value added, payroll, property and other taxes payable	33,472	34,589	31,188
Accrued workers compensation and medical costs	27,009	30,786	31,609
Accrued interest	12,477	16,067	15,457
Accrued dividends	10,456	9,307	9,842
Loyalty program reward certificates	9,226	9,963	9,840
Accrued royalties	4,515	7,545	3,720
Lease termination and other store closure costs	3,135	20,918	4,834
Other	24,607	17,742	19,571
Total accrued expenses and other current liabilities	$276,616	$295,707	$267,899

Deferred taxes, net and other liabilities consist of the following (in thousands):

	July 29,	July 30,	January 28,
	2017	2016	2017
Deferred and other income tax liabilities, net	$90,957	$115,735	$92,079
Deferred rent and landlord incentives	60,467	63,367	61,215
Unfavorable lease liabilities	3,760	6,141	4,693
Other	7,129	6,882	5,433
Total deferred taxes, net and other liabilities	$162,313	$192,125	$163,420

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.  Accumulated Other Comprehensive (Loss) Income

The following table summarizes the components of accumulated other comprehensive (loss) income for the six months ended July 29, 2017 (in thousands and net of tax):

	Foreign
	Currency	Cash Flow	Pension
	Translation	Hedges	Plan	Total
BALANCE— January 28, 2017	(40,205)	(82)	204	(40,083)
Other comprehensive income (loss) before reclassifications	16,114	(5,482)	—	10,632
Amounts reclassified from accumulated other comprehensive loss	—	1,270	—	1,270
Net current-period other comprehensive income (loss)	16,114	(4,212)	—	11,902
BALANCE— July 29, 2017	$(24,091)	$(4,294)	$204	$(28,181)

The following table summarizes the components of accumulated other comprehensive (loss) income for the six months ended July 30, 2016 (in thousands and net of tax):

	Foreign
	Currency	Cash Flow	Pension
	Translation	Hedges	Plan	Total
BALANCE— January 30, 2016	$(26,659)	$(2,007)	$180	$(28,486)
Other comprehensive loss before reclassifications	(3,171)	(276)	—	(3,447)
Amounts reclassified from accumulated other comprehensive loss	—	722	—	722
Net current-period other comprehensive (loss) income	(3,171)	446	—	(2,725)
BALANCE— July 30, 2016	$(29,830)	$(1,561)	$180	$(31,211)

Amounts reclassified from other comprehensive (loss) income for the six months ended July 29, 2017 relate to changes in the fair value of our interest rate swaps which is recorded within interest expense in the condensed consolidated statement of earnings and changes in the fair value of cash flow hedges related to inventory purchases, which is recorded within cost of sales in the condensed consolidated statement of earnings.  Amounts reclassified from other comprehensive (loss) income for the six months ended July 30, 2016 relate to changes in the fair value of our interest rate swap, which is recorded within interest expense in the condensed consolidated statement of earnings.

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

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Non-Vested Deferred Stock Units, Performance Units and Restricted Stock

The following table summarizes the activity of time-based and performance-based (collectively, "DSUs") awards for the six months ended July 29, 2017:

			Weighted-Average
	Units		Grant-Date Fair Value
	Time-	Performance-	Time-	Performance-
	Based	Based	Based	Based
Non-Vested at January 28, 2017	1,061,965	523,948	$24.31	$28.28
Granted	428,881	507,528	11.35	11.36
Vested(1)	(449,248)	—	25.49	—
Forfeited	(26,193)	(737)	23.85	54.26
Non-Vested at July 29, 2017	1,015,405	1,030,739	$18.31	$19.93

(1)	Includes 123,050 shares relinquished for tax payments related to vested DSUs for the six months ended July 29, 2017.

The following table summarizes the activity of restricted stock for the six months ended July 29, 2017:

		Weighted- Average
	Shares	Grant-Date Fair Value
Non-Vested at January 28, 2017	36,878	$15.56
Granted	—	—
Vested	(36,878)	15.56
Forfeited	—	—
Non-Vested at July 29, 2017	—	$—

Restricted stock awards receive non-forfeitable dividends, if any, when and if paid to shareholders of record at the payment date.

As of July 29, 2017, we have unrecognized compensation expense related to non-vested DSUs of approximately $24.1 million, which is expected to be recognized over a weighted-average period of 1.7 years.

Stock Options

The following table summarizes the activity of stock options for the six months ended July 29, 2017:

		Weighted-
	Number of	Average
	Shares	Exercise Price
Outstanding at January 28, 2017	1,194,690	$29.70
Granted	550,804	11.36
Exercised	—	—
Forfeited	(1,553)	52.27
Expired	(40,243)	41.23
Outstanding at July 29, 2017	1,703,698	$23.48
Exercisable at July 29, 2017	726,137	$33.22

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The weighted-average grant date fair value of the 550,804 stock options granted during the six months ended July 29, 2017 was $3.80 per share. The following table summarizes the weighted-average assumptions used to fair value the stock options at the date of grant using the Black-Scholes option model for the six months ended July 29, 2017:

For the Six Months Ended
July 29,
2017
Risk-free interest rates	1.76%
Expected lives	5.0 years
Dividend yield	4.68%
Expected volatility	55.12%

As of July 29, 2017, we have unrecognized compensation expense related to non-vested stock options of approximately $4.2 million, which is expected to be recognized over a weighted-average period of 1.5 years.

Cash Settled Awards

During the second quarter of 2017, we granted stock-based awards to certain employees, which vest over a period of three years, and will be settled in cash ("cash settled awards").  The fair value of the cash settled awards at each reporting period is based on the price of our common stock and includes a market condition.  The fair value of the cash settled awards will be remeasured at each reporting period until the awards are settled.  Cash settled awards are classified as liabilities in the condensed consolidated balance sheets.  At  July 29, 2017, the liability associated with the cash settled awards was $0.9 million with $0.5 million recorded in accrued expenses and other current liabilities and $0.4 million recorded in other liabilities in the condensed consolidated balance sheets.

The following table summarizes the activity of cash settled awards for the six months ended July 29, 2017 (in thousands):

Cash Settled Awards
Non-Vested at January 28, 2017	$—
Granted	8,184
Vested	—
Forfeited	(31)
Non-Vested at July 29, 2017	$8,153

Share-Based Compensation Expense

Share-based compensation expense recognized for the three and six months ended July 29, 2017 was $4.2 million and $9.0 million, respectively. Share-based compensation expense recognized for the three and six months ended July 30, 2016 was $4.6 million and $8.7 million, respectively.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.  Goodwill and Other Intangible Assets

Goodwill

Goodwill allocated to our reportable segments and changes in the net carrying amount of goodwill for the six months ended July 29, 2017 are as follows (in thousands):

		Corporate
	Retail	Apparel	Total
Balance at January 28, 2017	$94,511	$22,515	$117,026
Goodwill of acquired business	—	695	695
Translation adjustment	1,173	986	2,159
Balance at July 29, 2017	$95,684	$24,196	$119,880

The goodwill of acquired business resulted from an immaterial acquisition by our United Kingdom ("UK") based operations. Goodwill is evaluated for impairment at least annually. A more frequent evaluation is performed if events or circumstances indicate that impairment could have occurred. Such events or circumstances could include, but are not limited to, new significant negative industry or economic trends, unanticipated changes in the competitive environment, decisions to significantly modify or dispose of operations and a significant sustained decline in the market price of our stock. No impairment evaluation was considered necessary during the first six months ended July 29, 2017.

Intangible Assets

The gross carrying amount and accumulated amortization of our identifiable intangible assets are as follows (in thousands):

	July 29,	July 30,	January 28,
	2017	2016	2017
Amortizable intangible assets:
Carrying amount:
Trademarks, tradenames and franchise agreements	$16,076	$16,097	$15,966
Favorable leases	13,475	14,381	13,826
Customer relationships	26,630	26,862	25,483
Total carrying amount	56,181	57,340	55,275
Accumulated amortization:
Trademarks, tradenames and franchise agreements	(10,302)	(9,886)	(10,055)
Favorable leases	(4,481)	(3,529)	(3,961)
Customer relationships	(15,534)	(13,432)	(13,804)
Total accumulated amortization	(30,317)	(26,847)	(27,820)
Total amortizable intangible assets, net	25,864	30,493	27,455
Indefinite-lived intangible assets:
Trademarks and tradename	144,249	144,259	144,204
Total intangible assets, net	$170,113	$174,752	$171,659

Pre-tax amortization expense associated with intangible assets subject to amortization totaled $1.0 million and $2.1 million for the three and six months ended July 29, 2017.  Pre-tax amortization expense associated with intangible assets subject to amortization totaled $1.2 million and $2.5 million for the three and six months ended and July 30, 2016.  Pre-tax amortization associated with intangible assets subject to amortization at July 29, 2017 is estimated to be $2.1 million for the remainder of fiscal 2017, $3.8 million for fiscal 2018, $3.6 million for fiscal 2019, $3.4 million for fiscal 2020 and $3.3 million for fiscal 2021.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

	Fair Value Measurements at Reporting Date
	Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
July 29, 2017—
Assets:
Derivative financial instruments	$—	$3	$—	$3
Liabilities:
Derivative financial instruments	$—	$6,170	$—	$6,170
January 28, 2017—
Assets:
Derivative financial instruments	$—	$460	$—	$460
Liabilities:
Derivative financial instruments	$—	$2,413	$—	$2,413
July 30, 2016—
Assets:
Derivative financial instruments	$—	$1,734	$—	$1,734
Liabilities:
Derivative financial instruments	$—	$2,557	$—	$2,557

Derivative financial instruments are comprised of (1) foreign currency forward exchange contracts primarily entered into to minimize our foreign currency exposure related to forecasted purchases of certain inventories denominated in a currency different from the operating entity's functional currency, (2) foreign currency forward exchange contracts primarily entered into to minimize our foreign currency exposure related to forecasted revenues from our UK operations denominated in a currency different from the UK's functional currency and (3) interest rate swap agreements to minimize our exposure to interest rate changes on our outstanding indebtedness. These derivative financial instruments are recorded in the condensed consolidated balance sheets at fair value based upon observable market inputs. Derivative financial instruments in an asset position are included within other current assets in the condensed consolidated balance sheets. Derivative financial instruments in a liability position are included within accrued expenses and other current liabilities or noncurrent liabilities in the condensed consolidated balance sheets. See Note 14 for further information regarding our derivative instruments.

Assets and Liabilities that are Measured at Fair Value on a Non-Recurring Basis

Long-lived assets, such as property and equipment, goodwill and identifiable intangibles, are periodically evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

recoverable. If the asset carrying amount exceeds its fair value, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset.

During the six months ended July 29, 2017, we incurred $2.9 million of asset impairment charges, which is included within SG&A expenses in our condensed consolidated statement of earnings, primarily related to underperforming stores as well as long-lived assets related to our tuxedo rental license agreement with Macy's.  We estimated the fair value of the long-lived assets based on an income approach using projected future cash flows discounted using a weighted-average cost of capital analysis that reflects current market conditions, which we classify as Level 3 within the fair value hierarchy.

Fair Value of Financial Instruments

Our financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses and other current liabilities and long-term debt.  Management estimates that, as of July 29, 2017, July 30, 2016, and January 28, 2017, the carrying value of our financial instruments other than long-term debt approximated their fair value due to the highly liquid or short-term nature of these instruments.

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

	July 29, 2017		July 30, 2016		January 28, 2017
	Carrying	Estimated	Carrying	Estimated	Carrying	Estimated
	Amount(1)	Fair Value	Amount(1)	Fair Value	Amount(1)	Fair Value
Long-term debt, including current portion	$1,541,005	$1,465,502	$1,614,402	$1,555,785	$1,595,529	$1,556,200

(1) The carrying value of the long-term debt, including current portion is net of deferred financing costs of $19.0 million, $24.8 million and $22.1 million as of July 29, 2017, July 30, 2016 and January 28, 2017, respectively.

14.  Derivative Financial Instruments

As discussed in Note 5, in January 2015, we entered into an interest rate swap agreement on an initial notional amount of $520.0 million that matures in August 2018 with periodic interest settlements.  At July 29, 2017, the notional amount totaled $260.0 million. Under this interest rate swap agreement, we receive a floating rate based on 3-month LIBOR and pay a fixed rate of 5.03% (including the applicable margin of 3.50%) on the outstanding notional amount. We have designated the interest rate swap as a cash flow hedge of the variability of interest payments under the Term Loan due to changes in the LIBOR benchmark interest rate.

In addition, in April 2017, we entered into an interest rate swap agreement on an initial notional amount of $260.0 million that matures in June 2021 with periodic interest settlements. At July 29, 2017, the notional amount totaled $280.0 million. Under this interest rate swap agreement, we receive a floating rate based on 1-month LIBOR and pay a fixed rate of 5.56% (including the applicable margin of 3.50%) on the outstanding notional amount. We have designated the interest rate swap as a cash flow hedge of the variability of interest payments under the Term Loan due to changes in the LIBOR benchmark interest rate.

At July 29, 2017, the fair value of the interest rate swaps was a liability of $4.3 million with $2.7 million recorded in accrued expenses and other current liabilities and $1.6 million in other liabilities in our condensed consolidated balance sheet.  The effective portion of the swaps is reported as a component of accumulated other comprehensive (loss) income.  There was no hedge ineffectiveness at July 29, 2017.  Changes in fair value are reclassified from accumulated other comprehensive (loss) income into earnings in the same period that the hedged item affects earnings.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Over the next 12 months, $2.7 million of the effective portion of the interest rate swaps is expected to be reclassified from accumulated other comprehensive (loss) income into earnings within interest expense.  If, at any time, either interest rate swap is determined to be ineffective, in whole or in part, due to changes in the interest rate swap or underlying debt agreements, the fair value of the portion of the interest rate swap determined to be ineffective will be recognized as a gain or loss in the statement of earnings for the applicable period.

Also, we have entered into derivative instruments to hedge our foreign exchange risk, specifically related to the British pound and Euro.  We have designated these instruments as cash flow hedges of the variability in exchange rates for those foreign currencies.  At July 29, 2017, the fair value of these cash flow hedges was a liability of $1.2 million recorded in accrued expenses and other current liabilities in our condensed consolidated balance sheet.  The effective portion of the hedges is reported as a component of accumulated other comprehensive (loss) income.  Hedge ineffectiveness at July 29, 2017 was immaterial.  Changes in fair value are reclassified from accumulated other comprehensive (loss) income into earnings in the same period that the hedged item affects earnings. Over the next 12 months, $1.7 million of the effective portion of the cash flow hedges is expected to be reclassified from accumulated other comprehensive (loss) income into earnings within cost of sales.

In addition, we are exposed to market risk associated with foreign currency exchange rate fluctuations as a result of our direct sourcing programs and our operations in foreign countries.  As a result, from time to time, we may enter into derivative instruments to hedge our foreign exchange risk. We have not elected to apply hedge accounting to these derivative instruments.  At July 29, 2017, the fair value of our derivative instruments was a liability of $0.7 million included in accrued expenses and other current liabilities in our condensed consolidated balance sheet.

For the three and six months ended July 29, 2017, we recognized net pre-tax losses of $0.8 million and $0.6 million, respectively, in cost of sales in the condensed consolidated statement of earnings for our derivative financial instruments not designated as cash flow hedges.  For the three and six months ended July 30, 2016, we recognized net pre-tax gains of $2.7 million and $1.8 million, respectively, in cost of sales in the condensed consolidated statement of earnings for our derivative financial instruments not designated as cash flow hedges.

15.  Segment Reporting

Our operations are conducted in two reportable segments, retail and corporate apparel, based on the way we manage, evaluate and internally report our business activities.

The retail segment includes the results from our four retail merchandising brands: Men's Wearhouse/Men's Wearhouse and Tux, Jos. A. Bank, Moores Clothing for Men ("Moores") and K&G.  These four brands are operating segments that have been aggregated into the retail reportable segment.  MW Cleaners is also aggregated in the retail segment as these operations have not had a significant effect on our revenues or expenses.  Specialty apparel merchandise offered by our four retail merchandising concepts include suits, suit separates, sport coats, slacks, business casual, denim, sportswear, outerwear, dress shirts, shoes and accessories for men. Women's career and casual apparel, sportswear and accessories, including shoes, and children's apparel is offered at most of our K&G stores.  Rental product is offered at our Men's Wearhouse/Men's Wearhouse and Tux, Jos. A. Bank and Moores retail stores.

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

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Additional net sales information is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net sales:
MW(1)	$458,751	$482,895	$878,818	$924,541
Jos. A. Bank	174,325	186,040	341,553	364,490
K&G	85,811	86,374	174,494	181,133
Moores	65,312	66,454	106,125	109,683
MW Cleaners	8,799	8,418	17,313	16,576
Total retail segment	792,998	830,181	1,518,303	1,596,423
Total corporate apparel segment	57,760	79,503	115,361	142,083
Total net sales	$850,758	$909,684	$1,633,664	$1,738,506

(1)	MW includes Men's Wearhouse, Men's Wearhouse and Tux, tuxedo shops within Macy's and Joseph Abboud.

The following table sets forth supplemental products and services sales information for the Company (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net sales:
Men's tailored clothing product	$341,182	$349,226	$673,812	$698,754
Men's non-tailored clothing product	234,093	246,154	462,792	488,087
Women's clothing product	18,100	18,468	37,927	40,314
Other	1,619	2,098	4,048	4,459
Total retail clothing product	594,994	615,946	1,178,579	1,231,614
Rental services	151,978	165,009	246,798	264,840
Alteration services	37,227	40,808	75,613	83,393
Retail dry cleaning services	8,799	8,418	17,313	16,576
Total alteration and other services	46,026	49,226	92,926	99,969
Corporate apparel clothing product	57,760	79,503	115,361	142,083
Total net sales	$850,758	$909,684	$1,633,664	$1,738,506

Operating income by reportable segment, shared service expense, and the reconciliation to earnings before income taxes is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Operating income:
Retail	$155,221	$101,227	$228,646	$181,102
Corporate apparel	2,103	11,920	4,078	13,974
Shared service expense	(48,859)	(53,515)	(93,257)	(104,450)
Operating income	108,465	59,632	139,467	90,626
Interest income	98	37	165	50
Interest expense	(25,167)	(25,876)	(50,788)	(52,377)
Gain (loss) on extinguishment of debt, net	3,281	(71)	3,996	(71)
Earnings before income taxes	$86,677	$33,722	$92,840	$38,228

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

16.  Legal Matters

On March 29, 2016, a putative class action lawsuit was filed against the Company and its Chief Executive Officer, Douglas S. Ewert, in the United States District Court for the Southern District of Texas (Case No. 4:16-cv-00838). The complaint attempts to allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of persons who purchased or otherwise acquired the Company's securities between June 18, 2014 and December 9, 2015 (the "Class Period"). On May 26, 2017, Lead Plaintiff Strathclyde Pension Fund filed an Amended Complaint alleging that during the Class Period Defendants omitted facts about the Company's Jos. A. Bank's business, financial status, and operations, the omission of which rendered Defendants' statements about the Jos. A. Bank business false or misleading. The amended complaint also named Jon W. Kimmins, the Company's former Chief Financial Officer, and Mary Beth Blake, the Company's current Brand President, Jos. A. Bank, as additional named defendants. We believe that the claims are without merit and are defending the lawsuit vigorously. The range of loss, if any, is not reasonably estimable at this time. We do not currently believe, however, that it will have a material adverse effect on our financial position, results of operations or cash flows.

On February 17, 2016, Anthony Oliver filed a putative class action lawsuit against our Men's Wearhouse subsidiary in the United States District Court for the Central District of California (Case No. 2:16-cv-01100).  The complaint attempts to allege claims under the Telephone Consumer Protection Act. In particular the complaint alleges that the Company sent unsolicited text messages to cellular telephones beginning October 1, 2013 to the present day. After we demonstrated that the Company had the plaintiff's permission to send him texts, the plaintiff filed an amended complaint alleging the Company sent text messages exceeding the number plaintiff had agreed to receive each week.  The parties filed cross-motions for summary judgment and the case is stayed pending the Court's decision on those motions. We believe that the claims are without merit and intend to defend the lawsuit vigorously. The range of loss, if any, is not reasonably estimable at this time. We do not currently believe, however, that it will have a material adverse effect on our financial position, results of operations or cash flows.

On August 2, 2017, two American Airlines employees filed a putative class action lawsuit against our Twin Hill subsidiary in the United States District Court for the Northern District of Illinois (Case No. 1:17-cv-05648).  The complaint attempts to allege claims for strict liability and negligence based on allegedly defective uniforms Twin Hill supplied to American Airlines for its employees. We believe that any lawsuit filed on the basis of the safety of the Twin Hill uniforms supplied to American Airlines is without merit, and we intend to contest this action vigorously. Twin Hill has substantial and convincing evidence of the uniforms' safety and fitness for their intended purpose and we believe that there is no evidence linking any of the plaintiffs' alleged injuries to our uniforms. The range of loss, if any, is not reasonably estimable at this time. We do not currently believe, however, that it will have a material adverse effect on our financial position, results of operations or cash flows.

In addition, we are involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of our business.  Management does not believe that any of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

17.  Condensed Consolidating Information

As discussed in Note 5, The Men's Wearhouse (the "Issuer") issued $600.0 million in aggregate principal amount of 7.00% Senior Notes.  The Senior Notes are guaranteed jointly and severally, on an unsecured basis by Tailored Brands, Inc. (the "Parent") and certain of our U.S. subsidiaries (the "Guarantors").  Our foreign subsidiaries (collectively, the "Non-Guarantors") are not guarantors of the Senior Notes.  Each of the Guarantors is 100% owned and all guarantees are joint and several.  In addition, the guarantees are full and unconditional except for certain automatic release provisions related to the Guarantors.

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

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tailored Brands, Inc.

Condensed Consolidating Balance Sheet

July 29, 2017

(in thousands)

	Tailored	The Men's	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$13,482	$1,924	$97,335	$—	$112,741
Accounts receivable, net	7,380	18,103	430,884	102,613	(487,080)	71,900
Inventories	—	186,831	403,875	354,077	—	944,783
Other current assets	7,310	204,477	26,431	9,346	(192,132)	55,432
Total current assets	14,690	422,893	863,114	563,371	(679,212)	1,184,856
Property and equipment, net	—	218,122	204,641	36,767	—	459,530
Rental product, net	—	116,525	4,894	17,978	—	139,397
Goodwill	—	6,160	68,510	45,210	—	119,880
Intangible assets, net	—	24	156,307	13,782	—	170,113
Investments in subsidiaries	(16,512)	1,436,555	—	—	(1,420,043)	—
Other assets	—	4,790	897	6,861	(6,600)	5,948
Total assets	$(1,822)	$2,205,069	$1,298,363	$683,969	$(2,105,855)	$2,079,724
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$26,528	$480,565	$60,420	$59,723	$(487,080)	$140,156
Accrued expenses and other current liabilities	17,967	119,314	113,058	217,443	(184,856)	282,926
Current portion of long-term debt	—	8,750	—	—	—	8,750
Total current liabilities	44,495	608,629	173,478	277,166	(671,936)	431,832
Long-term debt, net	—	1,532,255	—	—	—	1,532,255
Deferred taxes, net and other liabilities	359	80,697	84,509	10,624	(13,876)	162,313
Shareholders' (deficit) equity	(46,676)	(16,512)	1,040,376	396,179	(1,420,043)	(46,676)
Total liabilities and shareholders' (deficit) equity	$(1,822)	$2,205,069	$1,298,363	$683,969	$(2,105,855)	$2,079,724

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tailored Brands, Inc.

Condensed Consolidating Balance Sheet

July 30, 2016

(in thousands)

	Tailored	The Men's	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$1,245	$1,813	$8,372	$—	$11,430
Accounts receivable, net	7,373	18,217	256,591	28,754	(226,587)	84,348
Inventories	—	198,656	686,178	138,769	—	1,023,603
Other current assets	3,562	18,087	52,709	44,082	(37,327)	81,113
Total current assets	10,935	236,205	997,291	219,977	(263,914)	1,200,494
Property and equipment, net	—	254,315	219,595	36,610	—	510,520
Rental product, net	—	142,198	11,066	18,205	—	171,469
Goodwill	—	6,160	68,510	43,637	—	118,307
Intangible assets, net	—	132	158,351	16,269	—	174,752
Investments in subsidiaries	(82,294)	1,394,831	—	—	(1,312,537)	—
Other assets	1,498	6,457	935	7,922	(7,800)	9,012
Total assets	$(69,861)	$2,040,298	$1,455,748	$342,620	$(1,584,251)	$2,184,554
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,008	$247,569	$98,318	$43,512	$(226,587)	$169,820
Accrued expenses and other current liabilities	9,431	193,497	109,835	21,421	(37,327)	296,857
Current portion of long-term debt	—	14,000	—	—	—	14,000
Total current liabilities	16,439	455,066	208,153	64,933	(263,914)	480,677
Long-term debt, net	—	1,600,402	—	—	—	1,600,402
Deferred taxes, net and other liabilities	2,350	67,124	119,773	10,678	(7,800)	192,125
Shareholders' (deficit) equity	(88,650)	(82,294)	1,127,822	267,009	(1,312,537)	(88,650)
Total liabilities and shareholders' (deficit) equity	$(69,861)	$2,040,298	$1,455,748	$342,620	$(1,584,251)	$2,184,554

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tailored Brands, Inc.

Condensed Consolidating Balance Sheet

January 28, 2017

(in thousands)

	Tailored	The Men's	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$1,002	$1,881	$68,006	$—	$70,889
Accounts receivable, net	7,376	15,499	476,742	56,777	(490,680)	65,714
Inventories	—	230,264	438,167	287,081	—	955,512
Other current assets	12,773	134,225	28,436	8,448	(110,280)	73,602
Total current assets	20,149	380,990	945,226	420,312	(600,960)	1,165,717
Property and equipment, net	—	232,090	216,248	35,827	—	484,165
Rental product, net	—	131,287	3,369	17,954	—	152,610
Goodwill	—	6,160	68,510	42,356	—	117,026
Intangible assets, net	—	78	157,270	14,311	—	171,659
Investments in subsidiaries	(109,788)	1,425,622	—	—	(1,315,834)	—
Other assets	—	5,615	959	7,321	(7,200)	6,695
Total assets	$(89,639)	$2,181,842	$1,391,582	$538,081	$(1,923,994)	$2,097,872
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,352	$509,572	$82,337	$60,799	$(490,680)	$177,380
Accrued expenses and other current liabilities	2,627	111,617	129,420	135,777	(110,280)	269,161
Current portion of long-term debt	—	13,379	—	—	—	13,379
Total current liabilities	17,979	634,568	211,757	196,576	(600,960)	459,920
Long-term debt, net	—	1,582,150	—	—	—	1,582,150
Deferred taxes, net and other liabilities	—	74,912	85,477	10,231	(7,200)	163,420
Shareholders' (deficit) equity	(107,618)	(109,788)	1,094,348	331,274	(1,315,834)	(107,618)
Total liabilities and shareholders' (deficit) equity	$(89,639)	$2,181,842	$1,391,582	$538,081	$(1,923,994)	$2,097,872

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tailored Brands, Inc.

Condensed Consolidating Statement of Earnings (Loss)

(in thousands)

	Tailored	The Men's	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Three Months Ended July 29, 2017
Net sales	$—	$457,870	$369,476	135,125	$(111,713)	$850,758
Cost of sales	—	208,789	265,051	91,935	(111,713)	454,062
Gross margin	—	249,081	104,425	43,190	—	396,696
Operating expenses	779	134,389	138,023	28,904	(13,864)	288,231
Operating (loss) income	(779)	114,692	(33,598)	14,286	13,864	108,465
Other income and expenses, net	—	—	14,138	(274)	(13,864)	—
Interest income	242	1,689	1,909	93	(3,835)	98
Interest expense	—	(27,018)	(206)	(1,778)	3,835	(25,167)
Gain on extinguishment of debt, net	—	3,281	—	—	—	3,281
(Loss) earnings before income taxes	(537)	92,644	(17,757)	12,327	—	86,677
(Benefit) provision for income taxes	(167)	30,215	(6,205)	4,363	—	28,206
(Loss) earnings before equity in net income of subsidiaries	(370)	62,429	(11,552)	7,964	—	58,471
Equity in earnings of subsidiaries	58,841	(3,588)	—	—	(55,253)	—
Net earnings (loss)	$58,471	$58,841	$(11,552)	$7,964	$(55,253)	$58,471
Comprehensive income (loss)	$72,498	$58,544	$(11,552)	$22,288	$(69,280)	$72,498

Three Months Ended July 30, 2016
Net sales	$—	$481,585	$431,149	$112,816	$(115,866)	$909,684
Cost of sales	—	226,104	325,754	63,388	(115,866)	499,380
Gross margin	—	255,481	105,395	49,428	—	410,304
Operating expenses	863	157,776	176,067	30,881	(14,915)	350,672
Operating (loss) income	(863)	97,705	(70,672)	18,547	14,915	59,632
Other income and expenses, net	—	—	14,915	—	(14,915)	—
Interest income	—	5	580	32	(580)	37
Interest expense	(5)	(26,355)	—	(96)	580	(25,876)
Loss on extinguishment of debt	—	(71)	—	—	—	(71)
(Loss) earnings before income taxes	(868)	71,284	(55,177)	18,483	—	33,722
(Benefit) provision for income taxes	(221)	17,608	(13,736)	5,096	—	8,747
(Loss) earnings before equity in net income of subsidiaries	(647)	53,676	(41,441)	13,387	—	24,975
Equity in earnings of subsidiaries	25,622	(28,054)	—	—	2,432	—
Net (loss) earnings	$24,975	$25,622	$(41,441)	$13,387	$2,432	$24,975
Comprehensive (loss) income	$5,581	$25,828	$(41,441)	$(6,213)	$21,826	$5,581

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tailored Brands, Inc.

Condensed Consolidating Statement of Earnings (Loss)

(in thousands)

	Tailored	The Men's	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Six Months Ended July 29, 2017
Net sales	$—	$876,795	$741,740	$270,383	$(255,254)	$1,633,664
Cost of sales	—	421,288	543,682	194,812	(255,254)	904,528
Gross margin	—	455,507	198,058	75,571	—	729,136
Operating expenses	1,682	290,172	271,555	54,856	(28,596)	589,669
Operating (loss) income	(1,682)	165,335	(73,497)	20,715	28,596	139,467
Other income and expenses, net	—	—	28,870	(274)	(28,596)	—
Interest income	352	2,991	3,581	155	(6,914)	165
Interest expense	—	(54,212)	(320)	(3,170)	6,914	(50,788)
Gain on extinguishment of debt, net	—	3,996	—	—	—	3,996
(Loss) earnings before income taxes	(1,330)	118,110	(41,366)	17,426	—	92,840
Provision (benefit) for income taxes	1,778	38,684	(13,957)	6,025	—	32,530
(Loss) earnings before equity in net income of subsidiaries	(3,108)	79,426	(27,409)	11,401	—	60,310
Equity in earnings of subsidiaries	63,418	(16,008)	—	—	(47,410)	—
Net earnings (loss)	$60,310	$63,418	$(27,409)	$11,401	$(47,410)	$60,310
Comprehensive (loss) income	$72,212	$61,464	$(27,409)	$25,257	$(59,312)	$72,212

Six Months Ended July 30, 2016
Net sales	$—	$922,083	$834,376	$209,586	$(227,539)	$1,738,506
Cost of sales	—	446,651	631,148	126,101	(227,539)	976,361
Gross margin	—	475,432	203,228	83,485	—	762,145
Operating expenses	1,580	306,263	332,980	59,296	(28,600)	671,519
Operating (loss) income	(1,580)	169,169	(129,752)	24,189	28,600	90,626
Other income and expenses, net	—	—	28,600	—	(28,600)	—
Interest income	2	10	876	40	(878)	50
Interest expense	(5)	(53,042)	—	(208)	878	(52,377)
Loss on extinguishment of debt, net	—	(71)	—	—	—	(71)
(Loss) earnings before income taxes	(1,583)	116,066	(100,276)	24,021	—	38,228
(Benefit) provision for income taxes	(424)	32,152	(26,781)	6,669	—	11,616
(Loss) earnings before equity in net income of subsidiaries	(1,159)	83,914	(73,495)	17,352	—	26,612
Equity in earnings (loss) of subsidiaries	27,771	(56,143)	—	—	28,372	—
Net earnings (loss)	26,612	27,771	(73,495)	17,352	28,372	26,612
Comprehensive income (loss)	$23,887	$28,217	$(73,495)	$14,181	$31,097	$23,887

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tailored Brands, Inc.

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended July 29, 2017

(in thousands)

	Tailored	The Men's	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$18,750	$288,017	$17,196	$(165,401)	$(18,033)	$140,529

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(11,384)	(19,310)	(3,279)	—	(33,973)
Acquisition of business, net of cash	—	—	—	(457)	—	(457)
Intercompany activities	—	(192,824)	—	—	192,824	—
Proceeds from sale of property and equipment	—	—	2,157	—	—	2,157
Net cash used in investing activities	—	(204,208)	(17,153)	(3,736)	192,824	(32,273)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on term loan	—	(8,129)	—	—	—	(8,129)
Proceeds from asset-based revolving credit facility	—	181,550	—	—	—	181,550
Payments on asset-based revolving credit facility	—	(181,550)	—	—	—	(181,550)
Repurchase and retirement of senior notes	—	(45,167)	—	—	—	(45,167)
Intercompany activities	—	(18,033)	—	192,824	(174,791)	—
Cash dividends paid	(18,033)	—	—	—	—	(18,033)
Proceeds from issuance of common stock	927	—	—	—	—	927
Tax payments related to vested deferred stock units	(1,644)	—	—	—	—	(1,644)
Net cash (used in) provided by financing activities	(18,750)	(71,329)	—	192,824	(174,791)	(72,046)
Effect of exchange rate changes	—	—	—	5,642	—	5,642
Increase in cash and cash equivalents	—	12,480	43	29,329	—	41,852
Cash and cash equivalents at beginning of period	—	1,002	1,881	68,006	—	70,889
Cash and cash equivalents at end of period	$—	$13,482	$1,924	$97,335	$—	$112,741

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tailored Brands, Inc.

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended July 30, 2016

(in thousands)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$18,002	$55,289	$22,725	$21,964	$(17,676)	$100,304

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(29,922)	(23,753)	(2,237)	—	(55,912)
Intercompany activities	—	37,327	—	—	(37,327)	—
Proceeds from sale of property and equipment	—	—	598	7	—	605
Net cash provided by (used in) investing activities	—	7,405	(23,155)	(2,230)	(37,327)	(55,307)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on term loan	—	(38,951)	—	—	—	(38,951)
Proceeds from asset-based revolving credit facility	—	302,500	—	3,049	—	305,549
Payments on asset-based revolving credit facility	—	(302,500)	—	(3,049)	—	(305,549)
Repurchase and retirement of senior notes	—	(5,546)	—	—	—	(5,546)
Intercompany activities	—	(17,676)	—	(37,327)	55,003	—
Cash dividends paid	(17,676)	—	—	—	—	(17,676)
Proceeds from issuance of common stock	932	—	—	—	—	932
Tax payments related to vested deferred stock units	(1,258)	—	—	—	—	(1,258)
Net cash used in financing activities	(18,002)	(62,173)	—	(37,327)	55,003	(62,499)
Effect of exchange rate changes	—	—	—	(1,048)	—	(1,048)
Increase (decrease) in cash and cash equivalents	—	521	(430)	(18,641)	—	(18,550)
Cash and cash equivalents at beginning of period	—	724	2,243	27,013	—	29,980
Cash and cash equivalents at end of period	$—	$1,245	$1,813	$8,372	$—	$11,430

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We encourage you to read this "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") in conjunction with the corresponding section included in our Annual Report on Form 10-K for the year ended January 28, 2017.  References herein to years are to our 52-week or 53-week fiscal year, which ends on the Saturday nearest January 31 in the following calendar year.  For example, references to "2017" mean the 53-week fiscal year ending February 3, 2018.

Executive Overview

Background

We are a leading authority on helping men dress for work, special occasions and everyday life.  We serve our customers through an expansive omni-channel network that includes over 1,400 locations in the United States ("U.S.") and Canada as well as our branded e-commerce websites.  Our operations are conducted in two reportable segments, retail and corporate apparel, based on the way we manage, evaluate and internally report our business activities.  Refer to Note 15 of Notes to Condensed Consolidated Financial Statements and the discussion included in "Results of Operations" below for additional information and disclosures regarding our reportable segments.

Second Quarter Discussion

We saw improved trends in our comparable sales across all retail brands in the second quarter of 2017. We delivered greater profitability in the second quarter of 2017 compared to the second quarter of 2016 as a result of our focus on disciplined cost management and a more efficient operating structure. However, while we have several growth initiatives underway to increase transactions and comparable sales, the retail environment remains challenging.

We are executing our plan to innovate the best men's specialty retailer of the future. Our custom suit business continues to grow and exemplifies our unique ability to deliver exclusivity, personalization and fit at unsurpassed value and convenience. We are advancing our omni-channel capabilities with new services such as guided shopping, which makes it easy for men to find the perfect look. In addition, we are reaching our customers across all channels to let them know what we stand for – helping men love how they look.

We remain focused on operational excellence and fiscal discipline.  Our rationalized store footprint and more efficient expense structure enable us to generate strong cash flow that we are deploying towards capital investment, dividend payment and debt reduction.

Key operating metrics for the quarter ended July 29, 2017 include:

•	Net sales decreased 6.5% primarily due to the impact of last year's store closures.
•

Comparable sales increased 7.8% at Jos. A. Bank and 0.3% at Moores while comparable sales decreased 2.2% at Men's Wearhouse and 1.7% at K&G. Overall, comparable sales for our retail segment increased 0.1%.

•	Operating income was $108.5 million for the second quarter of 2017 compared to operating income of $59.6 million in the second quarter of 2016.
•	Diluted earnings per share of $1.19 for the second quarter of 2017 compared to diluted earnings per share of $0.51 in the second quarter of 2016.

Key liquidity metrics for the six months ended July 29, 2017 include:

•	Cash and cash equivalents at the end of the second quarter of 2017 were $112.7 million, an increase of $101.3 million compared to the end of the second quarter of 2016.
•	Cash provided by operating activities was $140.5 million for the first six months of 2017 compared to $100.3 million for the first six months of 2016.
•	Capital expenditures were $34.0 million for the first six months of fiscal 2017 compared to $55.9 million for the first six months of fiscal 2016.
•	We repaid $8.1 million on our term loan, repurchased and retired $50.0 million in face value of senior notes and had no borrowings outstanding on our revolving credit facility as of July 29, 2017.
•	Dividends paid totaled $18.0 million for the six months ended July 29, 2017.

Items Affecting Comparability of Results

The comparability of our results has been impacted by certain items, including costs to terminate our tuxedo rental license agreement with Macy's, restructuring and other costs consisting of costs related to our profit improvement and store rationalization programs and integration costs for Jos. A. Bank.  A summary of the effect of these items on pretax income for each applicable period is presented below (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2017	2016	2017	2016
Costs to terminate Macy's agreement (1)	$—	$—	$17.2	$—
Restructuring and other charges(2)	—	35.0	—	48.2
Integration costs related to Jos. A. Bank(3)	—	2.0	—	5.6
Purchase accounting related charges for Jos. A. Bank	—	—	—	(0.6)
Other	—	2.4	—	2.7
Total (4)	$—	$39.4	$17.2	$55.9

(1)	See Note 2 to the condensed consolidated financial statements for additional information.
(2)	See Note 3 to the condensed consolidated financial statements for additional information.
(3)

For the three months ended July 30, 2016, integration costs related to Jos. A. Bank included $0.3 million of severance costs. For the six months ended July 30, 2016, integration costs related to Jos. A. Bank included $2.0 million of severance costs.

(4)

For the three months ended July 30, 2016, consists of $40.2 million included in selling, general and administrative expenses ("SG&A") offset by a $0.8 million reduction in cost of sales.  For the six months ended July 29, 2017, $15.8 million is included in SG&A and $1.4 million is included in cost of sales.  For the six months ended July 30, 2016, consists of $56.6 million included in SG&A offset by a $0.7 million reduction in cost of sales.

Store Data

The following table presents information with respect to retail apparel stores and tuxedo shops within Macy's stores in operation during each of the respective fiscal periods:

	For the Three Months Ended		For the Six Months Ended		For the Year Ended
	July 29,	July 30,	July 29,	July 30,	January 28,
	2017	2016	2017	2016	2017

Open at beginning of period:	1,663	1,846	1,667	1,724	1,724
Opened (1)	1	7	2	147	178
Closed (2)	(180)	(86)	(185)	(104)	(235)
Open at end of the period	1,484	1,767	1,484	1,767	1,667

Men's Wearhouse(3)	718	710	718	710	716
Men's Wearhouse and Tux	54	135	54	135	58
Tuxedo shops @ Macy's	—	150	—	150	170
Jos. A. Bank(4)	496	557	496	557	506
Moores	126	126	126	126	126
K&G	90	89	90	89	91
	1,484	1,767	1,484	1,767	1,667

(1)	Includes 138 and 158 tuxedo shops within Macy's stores opened in the six months ended July 30, 2016 and in the year ended January 28, 2017, respectively.
(2)	All 170 tuxedo shops within Macy's stores were closed in the three months ended July 29, 2017.
(3)	Includes one Joseph Abboud store.
(4)	Excludes franchise stores.

During the second quarter of 2017, we opened one Men's Wearhouse store and closed 180 stores (all 170 tuxedo shops within Macy's stores, seven Jos. A. Bank stores, two Men's Wearhouse and Tux stores and one K&G store).

Seasonality

Our sales and net earnings are subject to seasonal fluctuations.  Our rental service revenues are heavily concentrated in the second and third quarters (prom and wedding season) while the fourth quarter is the seasonal low point.  In addition, Jos. A. Bank has generally experienced increased customer traffic during the holiday season and its increased marketing efforts during the holiday season have generally resulted in significantly larger sales and net earnings generated in the fourth quarter, as compared to the other three quarters. With respect to corporate apparel sales and operating results, seasonal fluctuations are not significant but the acquisition of new customers or existing customer decisions to rebrand or revise their corporate wear programs can cause significant variations in period results.  Because of these fluctuations, results for any quarter are not necessarily indicative of the results that may be achieved for the full year.

Results of Operations

For the Three Months Ended July 29, 2017 Compared to the Three Months Ended July 30, 2016

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	For the Three Months Ended(1)
	July 29,	July 30,
	2017	2016
Net sales:
Retail clothing product	69.9%	67.7%
Rental services	17.9	18.1
Alteration and other services	5.4	5.4
Total retail sales	93.2	91.3
Corporate apparel clothing product	6.8	8.7
Total net sales	100.0%	100.0%
Cost of sales(2):
Retail clothing product	41.8	45.1
Rental services	15.8	16.4
Alteration and other services	76.2	69.9
Occupancy costs	13.0	13.1
Total retail cost of sales	51.8	54.0
Corporate apparel clothing product	74.6	64.6
Total cost of sales	53.4	54.9
Gross margin(2):
Retail clothing product	58.2	54.9
Rental services	84.2	83.6
Alteration and other services	23.8	30.1
Occupancy costs	(13.0)	(13.1)
Total retail gross margin	48.2	46.0
Corporate apparel clothing product	25.4	35.4
Total gross margin	46.6	45.1
Advertising expense	4.7	4.9
Selling, general and administrative expenses	29.2	33.6
Operating income	12.7	6.6
Interest income	0.0	0.0
Interest expense	(3.0)	(2.8)
Gain (loss) on extinguishment of debt, net	0.4	(0.0)
Earnings before income taxes	10.2	3.7
Provision for income taxes	3.3	1.0
Net earnings	6.9%	2.7%

(1)	Percentage line items may not sum to totals due to the effect of rounding.
(2)	Calculated as a percentage of related sales.

Net Sales

Total net sales decreased $58.9 million, or 6.5%, to $850.8 million for the second quarter of 2017 as compared to the second quarter of 2016.

Total retail sales decreased $37.2 million, or 4.5%, to $793.0 million for the second quarter of 2017 as compared to the second quarter of 2016 primarily due to a $21.0 million decrease in clothing product revenues primarily reflecting the impact of last year's store closures, a $13.0 million decrease in rental service revenues and a $3.2 million decrease in alteration and other services revenues.  The net decrease is attributable to the following:

(in millions)	Amount Attributed to
$(9.6)	2.2% decrease in comparable sales at Men's Wearhouse.
11.8	7.8% increase in comparable sales at Jos. A. Bank.
(1.4)	1.7% decrease in comparable sales at K&G.
0.2	0.3% increase in comparable sales at Moores(1).
(33.1)	Decrease in non-comparable sales (primarily due to closed stores).
(1.4)	Decrease in net sales resulting from change in U.S./Canadian dollar exchange rate.
(3.7)	Other (primarily decrease in alteration revenues).
$(37.2)	Decrease in total retail sales.

(1)	Comparable sales percentages for Moores are calculated using Canadian dollars.

Comparable sales is defined as net sales from stores open at least twelve months at period end and includes e-commerce sales.   We operate our business using an omni-channel approach and do not differentiate e-commerce sales from our other channels.

The decrease in comparable sales at Men's Wearhouse resulted primarily from a decrease in transactions and a slight decrease in units per transaction partially offset by an increase in average unit retail (net selling prices).  The increase at Jos. A. Bank resulted primarily from an increase in transactions and units per transaction that more than offset a decrease in average unit retail. The decrease at K&G resulted from lower transactions partially offset by an increase in units per transaction and average unit retail. The increase at Moores resulted from increases in both average unit retail and transactions that more than offset a decrease in units per transaction.  At Men's Wearhouse, rental service comparable sales decreased 2.1% primarily due to a decrease in unit rentals as well as a slight decrease in rental rates.

Total corporate apparel clothing product sales decreased $21.7 million for the second quarter of 2017 as compared to the second quarter of 2016 primarily due to anniversarying last year's rollout of a large new uniform program as well as the impact of a weaker British pound this year compared to last year of approximately $3.7 million.

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

Our total gross margin decreased $13.6 million, or 3.3%, to $396.7 million in the second quarter of 2017 as compared to the second quarter of 2016 primarily as a result of lower corporate apparel net sales.  Total retail segment gross margin decreased $0.2 million in the second quarter of 2017 compared to same period last year.

For the retail segment, total gross margin as a percentage of related sales increased to 48.2% in the second quarter of 2017 from 46.0% in the second quarter of 2016 primarily as a result of anniversarying lower gross margins in last year's second quarter, driven by clearance activity in preparation of our closing of our factory/outlet stores.

Occupancy costs decreased $5.3 million primarily due to our store rationalization efforts. Occupancy costs as a percentage of retail sales, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, decreased to 13.0% for the second quarter of 2017 from 13.1% for the second quarter of 2016.

Corporate apparel gross margin decreased $13.4 million, or 47.8%, in the second quarter of 2017.  For the corporate apparel segment, total gross margin as a percentage of related sales decreased to 25.4% in the second quarter of 2017 from 35.4% in the second quarter of 2016 primarily due to the impact of last year's rollout of a large new uniform program as well as the impact of unfavorable currency fluctuations on previously negotiated pricing arrangements with our United Kingdom ("UK") customers.

Advertising Expense

Advertising expense decreased to $39.9 million in the second quarter of 2017 from $45.0 million in the second quarter of 2016, a decrease of $5.1 million, or 11.3%.  The decrease in advertising expense was driven primarily by reductions in television advertising reflecting a mix shift to digital advertising, as well as the timing of marketing campaigns that will launch later in 2017.  As a percentage of total net sales, advertising expense decreased to 4.7% in the second quarter of 2017 from 4.9% in the second quarter of 2016.

Selling, General and Administrative Expenses

SG&A expenses decreased to $248.3 million in the second quarter of 2017 from $305.7 million in the second quarter of 2016, a decrease of $57.4 million, or 18.8%.  As a percentage of total net sales, these expenses decreased to 29.2% in the second quarter of 2017 from 33.6% in the second quarter of 2016.  The components of this 4.4% net decrease in SG&A expenses as a percentage of total net sales and the related dollar changes were as follows:

%	in millions	Attributed to
(4.4)	$(40.2)

Decrease in restructuring, integration and other items as a percentage of sales from 4.4% in fiscal 2016 to 0.0% in fiscal 2017.  For fiscal 2017, we incurred no such costs.  For fiscal 2016, these costs totaled $40.2 million related primarily to restructuring and other costs including our store rationalization and profit improvement programs.

(0.4)	(10.9)

Store salaries decreased $10.9 million primarily due to our store rationalization efforts and decreased as a percentage of sales to 12.0% in the second quarter of 2017 from 12.4% in the second quarter of 2016.

0.4	(6.3)

Increase in other SG&A expenses as a percentage of sales to 17.1% in the second quarter of 2017 from 16.7% in the second quarter of 2016  primarily due to deleveraging from lower sales. Other SG&A expenses decreased $6.3 million primarily due to decreases in employee-related benefit costs as well as decreases in store-related costs resulting from our store rationalization efforts.

(4.4)	$(57.4)	Total

In the retail segment, SG&A expenses as a percentage of related net sales decreased to 23.6% in the second quarter of 2017 from 28.5% in the second quarter of 2016.  SG&A expenses decreased $49.2 million primarily due to decreases in store-related costs resulting from our store rationalization efforts as well as the impact of last year's lease termination costs.

In the corporate apparel segment, SG&A expenses as a percentage of related net sales increased to 21.2% in the second quarter of 2017 from 19.8% in the second quarter of 2016 primarily due to deleveraging from lower sales.  Corporate apparel segment SG&A expenses decreased $3.5 million.

Shared service expenses represent costs not specifically related to the operations of our business segments and are included in SG&A.  Shared service SG&A expenses as a percentage of total net sales decreased to 5.7% in the second quarter of 2017 from 5.9% in the second quarter of 2016. Shared service SG&A expenses decreased $4.7 million primarily due to decreases in costs associated with last year's profit improvement program.

Provision for Income Tax

Our effective income tax rate increased to 32.5% for the second quarter of 2017 from 25.9% for the second quarter of 2016 primarily due to higher U.S. income as compared to income earned in foreign jurisdictions this year compared to last year.

For the second quarters of 2017 and 2016, the statutory tax rates in Canada and the UK were approximately 26% and 20%, respectively.  For the second quarter of 2017 and 2016, tax expense for our operations in foreign jurisdictions totaled $4.4 million and $5.1 million, respectively.

Our income tax expense and effective income tax rate in future periods may be impacted by many factors, including our geographic mix of earnings and changes in tax laws.  Currently, we expect our effective tax rate in future periods to be lower than the statutory U.S. combined federal and state tax rate based on the expected geographic mix of earnings.  In addition, if our financial results in fiscal 2017 generate a loss or certain deferred tax liabilities decrease, we may need to establish a valuation allowance on our U.S. deferred tax assets, which could have a material impact on our financial condition and results of operations.  Lastly, we are currently undergoing several federal, foreign and state audits; however, we currently do not believe these audits will result in any material change to tax expense in the future.

Net Earnings

Net earnings were $58.5 million for the second quarter of 2017 compared with net earnings of $25.0 million for the second quarter of 2016.

For the Six Months Ended July 29, 2017 Compared to the Six Months Ended July 30, 2016

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	For the Six Months Ended(1)
	July 29,	July 30,
	2017	2016
Net sales:
Retail clothing product	72.1%	70.8%
Rental services	15.1	15.2
Alteration and other services	5.7	5.8
Total retail sales	92.9	91.8
Corporate apparel clothing product	7.1	8.2
Total net sales	100.0%	100.0%
Cost of sales(2):
Retail clothing product	42.6	44.5
Rental services	16.3	16.2
Alteration and other services	74.8	70.6
Occupancy costs	13.7	13.7
Total retail cost of sales	54.0	55.2
Corporate apparel clothing product	73.6	67.5
Total cost of sales	55.4	56.2
Gross margin(2):
Retail clothing product	57.4	55.5
Rental services	83.7	83.8
Alteration and other services	25.2	29.4
Occupancy costs	(13.7)	(13.7)
Total retail gross margin	46.0	44.8
Corporate apparel clothing product	26.4	32.5
Total gross margin	44.6	43.8
Advertising expense	5.0	5.3
Selling, general and administrative expenses	31.1	33.3
Operating income	8.5	5.2
Interest income	0.0	0.0
Interest expense	(3.1)	(3.0)
Gain (loss) on extinguishment of debt, net	0.2	(0.0)
Earnings before income taxes	5.7	2.2
Provision for income taxes	2.0	0.7
Net earnings	3.7%	1.5%

(1)	Percentage line items may not sum to totals due to the effect of rounding.
(2)	Calculated as a percentage of related sales.

Net Sales

Total net sales decreased $104.8 million, or 6.0%, to $1,633.7 million for the first six months of 2017 as compared to the first six months of 2016.

Total retail sales decreased $78.1 million, or 4.9%, to $1,518.3 million for the first six months of 2017 as compared to the first six months of 2016 due to a $53.0 million decrease in clothing product revenues primarily reflecting the impact of last year's store closures, an $18.0 million decrease in rental services revenue and a $7.0 million decrease in alteration and other services revenues. The decrease in total retail sales is further described below:

(in millions)	Amount Attributed to
$(22.3)	2.6% decrease in comparable sales at Men's Wearhouse.
17.0	5.7% increase in comparable sales at Jos. A. Bank.
(8.0)	4.7% decrease in comparable sales at K&G.
(2.0)	1.9% decrease in comparable sales at Moores(1).
(53.9)	Decrease in non-comparable sales (primarily due to closed stores).
(1.8)	Decrease in net sales resulting from change in U.S./Canadian dollar exchange rate.
(7.1)	Other (primarily decrease in alteration revenues).
$(78.1)	Decrease in total retail sales.

(1)	Comparable sales percentages for Moores are calculated using Canadian dollars.

Comparable sales is defined as net sales from stores open at least twelve months at period end and includes e-commerce sales.   We operate our business using an omni-channel approach and do not differentiate e-commerce sales from our other channels.

The decrease in comparable sales at Men's Wearhouse resulted primarily from a decrease in transactions and a slight decrease in units per transaction partially offset by an increase in average unit retail. The increase at Jos. A. Bank resulted primarily from an increase in transactions and units per transaction that more than offset a decrease in average unit retail. The decrease at K&G resulted from lower transactions partially offset by an increase in units per transaction and average unit retail. The decrease at Moores resulted from a decrease in units per transaction partially offset by a slight increase in average unit retail while transactions were essentially flat.  At Men's Wearhouse, rental service comparable sales decreased 1.6% primarily due to a decrease in unit rentals as well as a slight decrease in rental rates.

Total corporate apparel clothing product sales decreased $26.7 million for the first six months of 2017 as compared to the first six months of 2016 primarily due to anniversarying last year's rollout of a large new uniform program as well as the impact of a weaker British pound this year compared to last year of approximately $10.6 million.

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

Our total gross margin decreased $33.0 million, or 4.3%, to $729.1 million in the first six months of 2017 as compared to the first six months of 2016.  Total retail segment gross margin decreased $17.2 million, or 2.4%, in the first six months of 2017 compared to the same period last year primarily due to lower sales across our retail brands.

For the retail segment, total gross margin as a percentage of retail sales increased to 46.0% in the first six months of 2017 from 44.8% in the first six months of 2016 driven primarily as a result of anniversarying lower gross margins in last year's second quarter, driven by clearance activity in preparation of our closing of our factory/outlet stores.

Occupancy costs decreased $10.3 million primarily due to our store rationalization efforts.  Occupancy costs as a percentage of retail sales, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, was flat at 13.7% for both the first six months of 2017 and 2016.

Corporate apparel gross margin decreased $15.8 million, or 34.2%, in the first six months of 2017 as compared to the first six months of 2016.  For the corporate apparel segment, total gross margin as a percentage of related sales decreased to 26.4% in the first six months of 2017 from 32.5% in the first six months of 2016 primarily due to the impact of last year's rollout of a large new uniform program as well as the impact of unfavorable currency fluctuations on previously negotiated pricing arrangements with our UK customers.

Advertising Expense

Advertising expense decreased to $82.1 million in the first six months of 2017 from $92.9 million in the first six months of 2016, a decrease of $10.8 million, or 11.6%.  The decrease in advertising expense was driven primarily by reductions in television advertising reflecting a mix shift to digital advertising, as well as the timing of marketing campaigns that will launch later in 2017. As a percentage of total net sales, advertising expense was 5.0% in the first six months of 2017 compared to 5.3% in the first six months of 2016.

Selling, General and Administrative Expenses

SG&A expenses decreased to $507.5 million in the first six months of 2017 from $578.6 million in the first six months of 2016, a decrease of $71.1 million or 12.3%.  As a percentage of total net sales, these expenses decreased to 31.1% in the first six months of 2017 from 33.3% in the first six months of 2016.  The components of this 2.2% decrease in SG&A expenses as a percentage of total net sales and the related dollar changes were as follows:

%	in millions	Attributed to
(2.3)	$(40.8)

Decrease in restructuring, integration and other items as a percentage of sales to 1.0% in the first six months of 2017 from 3.3% in the first six months of 2016.  For the first six months of 2017, these costs totaled $15.8 million related to costs to terminate the Macy's agreement.  For the first six months of 2016, these costs totaled $56.6 million related primarily to restructuring and other costs.

(0.2)	(16.7)

Store salaries decreased $16.7 million primarily due to our store rationalization efforts and decreased as a percentage of sales to 12.7% in the first six months of 2017 from 12.9% in the first six months of 2016.

0.3	(13.6)

Increase in other SG&A expenses as a percentage of sales to 17.4% in the first six months of 2017 from 17.1% in the first six months of 2016 primarily due to deleveraging from lower sales. Other SG&A expenses decreased $13.6 million primarily due to decreases in employee-related benefit costs as well as decreases in store-related costs resulting from our store rationalization efforts.

(2.2)	$(71.1)	Total

In the retail segment, SG&A expenses as a percentage of related net sales decreased to 25.6% in the first six months of 2017 from 27.7% in the first six months of 2016. SG&A expenses decreased $54.1 million primarily due to decreases in store-related costs resulting from our store rationalization efforts as well as the impact of last year's lease termination costs partially offset by costs to terminate the Macy's agreement in 2017.

In the corporate apparel segment, SG&A expenses as a percentage of related net sales increased to 22.2% in the first six months of 2017 from 22.1% in the first six months of 2016 primarily due to deleverage from lower sales.  Corporate apparel segment SG&A expenses decreased $5.8 million.

Shared service expenses represent costs not specifically related to the operations of our business segments and are included in SG&A.  Shared service SG&A expenses as a percentage of total net sales decreased to 5.7% in the first six months of 2017 from 6.0% in the first six months of 2016. Shared service SG&A expenses decreased $11.2 million primarily due to decreases in costs associated with last year's profit improvement program.

Provision for Income Tax

Our effective income tax rate increased to 35.0% for the first six months of 2017 from 30.4% for the first six months of 2016 primarily as a result of $2.2 million of tax deficiencies related to the vesting of stock-based awards resulting from the adoption of new accounting guidance related to stock-based compensation.

For the first six months of 2017 and 2016, the statutory tax rates in Canada and the UK were approximately 26% and 20%, respectively.  For the first six months of 2017 and 2016, tax expense for our operations in foreign jurisdictions totaled $6.0 million and $6.6 million, respectively.

Our income tax expense and effective income tax rate in future periods may be impacted by many factors, including our geographic mix of earnings and changes in tax laws.  Currently, we expect our effective tax rate in future periods to be lower than the statutory U.S. combined federal and state tax rate based on the expected geographic mix of earnings.  In addition, if our financial results in fiscal 2017 generate a loss or certain deferred tax liabilities decrease, we may need to establish a valuation allowance on our U.S. deferred tax assets, which could have a material impact on our financial condition and results of operations.  Lastly, we are currently undergoing several federal, foreign and state audits; however, we currently do not believe these audits will result in any material change to tax expense in the future.

Net Earnings

Net earnings were $60.3 million for the first six months of 2017 compared with net earnings of $26.6 million for the first six months of 2016.

Liquidity and Capital Resources

At July 29, 2017, July 30, 2016 and January 28, 2017, cash and cash equivalents totaled $112.7 million, $11.4 million and $70.9 million, respectively, and working capital totaled $753.0 million, $719.8 million and $705.8 million, respectively.  Our primary sources of working capital are cash flows from operations and available borrowings under our financing arrangements, as described below.

In 2014, The Men's Wearhouse entered into a term loan credit agreement that provides for a senior secured term loan in the aggregate principal amount of $1.1 billion (the "Term Loan") and a $500.0 million asset-based revolving credit agreement (the "ABL Facility", and together with the Term Loan, the "Credit Facilities") with certain of our U.S. subsidiaries and Moores the Suit People Inc., one of our Canadian subsidiaries, as co-borrowers.  In addition, in 2014, The Men's Wearhouse issued $600.0 million in aggregate principal amount of 7.00% Senior Notes due 2022 (the "Senior Notes").

The Credit Facilities and the Senior Notes contain customary non-financial and financial covenants, including fixed charge coverage ratios, total leverage ratios and secured leverage ratios, as well as a restriction on our ability to pay dividends on our common stock in excess of $10.0 million per quarter. Since entering into these financing arrangements, our total leverage ratio and secured leverage ratio have been above the maximums specified in the agreements, which was anticipated when we entered into these arrangements. As a result, we were subject to certain additional restrictions, including limitations on our ability to make significant acquisitions and incur additional indebtedness. As of July 29, 2017, our total leverage ratio and secured leverage ratio were below the maximums specified in the agreements but these ratios may increase above the maximums specified in the agreements during the remainder of fiscal 2017. Currently, we believe our total leverage ratio and secured leverage ratio will remain below the maximums specified in the agreements during fiscal 2018 and beyond, which will result in the elimination of these additional restrictions.

The Term Loan is guaranteed, jointly and severally, by Tailored Brands, Inc. and certain of our U.S. subsidiaries and will mature in June 2021.  The interest rate on the Term Loan is based on 1-month LIBOR, which was approximately 1.23% at July 29, 2017, plus the applicable margin which is currently 3.50%, resulting in a total interest rate of 4.73%.  In January 2015, we entered into an interest rate swap agreement, in which the variable rate payments due under a portion of the Term Loan were exchanged for a fixed rate.  In April 2017, we entered into an additional interest rate swap agreement to exchange variable rate payments under a portion of the Term Loan for a fixed rate.  At July 29, 2017, the total notional amount under our interest rate swaps is $540.0 million.

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

As a result of our interest rate swaps and the Incremental Agreement, we have converted a significant portion of the variable interest rate under the Term Loan to a fixed rate and, as of July 29, 2017, the Term Loan had a weighted average interest rate of 5.14%.

The ABL Facility provides for a senior secured revolving credit facility of $500.0 million, with possible future increases to $650.0 million under an expansion feature that matures in June 2019, and is guaranteed, jointly and severally, by Tailored Brands, Inc. and certain of our U.S. subsidiaries. The ABL Facility has several borrowing and interest rate options including the following indices:  (i) adjusted LIBOR, (ii) Canadian Dollar Offered Rate ("CDOR") rate, (iii) Canadian prime rate or (iv) an alternate base rate (equal to the greater of the prime rate, the federal funds effective rate plus 0.5% or adjusted LIBOR for a one-month period plus 1.0%). Advances under the ABL Facility bear interest at a rate per annum using the applicable indices plus a varying interest rate margin of up to 2.00%.  The ABL Facility also provides for fees applicable to amounts available to be drawn under outstanding letters of credit which range from 1.50% to 2.00%, and a fee on unused commitments which ranges from 0.25% to 0.375%. As of July 29, 2017, there were no borrowings outstanding under the ABL Facility.

We utilize letters of credit primarily as collateral for workers compensation claims and to secure inventory purchases.  At July 29, 2017, letters of credit totaling approximately $33.4 million were issued and outstanding. Borrowings available under the ABL Facility as of July 29, 2017 were $466.6 million.

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

Cash Flow Activities

Operating activities — Net cash provided by operating activities was $140.5 million and $100.3 million for the first six months of 2017 and 2016, respectively.  The $40.2 million increase was driven by higher net earnings compared to last year as well as a planned reduction in rental product purchases and a decrease in inventory purchases, primarily resulting from our store rationalization efforts, partially offset by a decrease in other assets related to prior year income tax refunds.

Investing activities — Net cash used in investing activities was $32.3 million and $55.3 million for the first six months of 2017 and 2016, respectively.  The $23.0 million decrease was driven by a decrease in capital expenditures primarily due to the prior year opening of tuxedo shops within Macy's and last year's distribution center expansion project.

Financing activities — Net cash used in financing activities was $72.0 million and $62.5 million for the first six months of 2017 and 2016, respectively.  The $9.5 million increase primarily reflects the impact of additional debt repayments this year compared to last year.

Share repurchase program — In March 2013, the Board of Directors (the "Board") approved a share repurchase program for our common stock.  At July 29, 2017, the remaining balance available under the Board's authorization was $48.0 million.  During the first six months of 2017 and 2016, no shares were repurchased in open market transactions under the Board's authorization.

Dividends — Cash dividends paid were approximately $18.0 million and $17.7 million for the first six months of 2017 and 2016, respectively.  During each of the quarters ended July 29, 2017 and July 30, 2016, we declared quarterly dividends of $0.18 per share.

Future Sources and Uses of Cash

Our primary uses of cash are to finance working capital requirements of our operations and to repay our indebtedness.  In addition, we will use cash to fund capital expenditures, income taxes, dividend payments, operating leases and various other commitments and obligations, as they arise.

During the course of the first six months of 2017, we borrowed and repaid amounts under our ABL Facility with the maximum borrowing outstanding at any point in time totaling $34.7 million.

Capital expenditures are anticipated to be approximately $90.0 million for 2017.  This amount includes the anticipated costs to open four Men's Wearhouse stores and to relocate or remodel approximately 10 to 15 stores.  The balance of the capital expenditures for 2017 will be used for store refreshes, point-of-sale and other computer equipment and systems, distribution facilities and investment in other corporate assets.

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

Contractual Obligations

There have been no material changes to our contractual obligations as discussed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017.  As a result of the termination of the tuxedo rental license agreement with Macy's, our total other contractual obligations decreased by $114.9 million.

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

As discussed in Note 5 and Note 14 of the Notes to the Condensed Consolidated Financial Statements, we have undertaken steps to mitigate our exposure to changes in interest rates on our indebtedness.  As of July 29, 2017, 94% of our total debt was at a fixed rate with the remainder at a variable rate.  As a result, we believe our interest rate risk is substantially mitigated.  At July 29, 2017, the effect of one percentage point change in interest rates would result in an approximate $1.0 million change in annual interest expense on our Term Loan.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's principal executive officer ("CEO") and principal financial officer ("CFO"), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report.  Based on this evaluation, the CEO and CFO have concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective to ensure information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the fiscal second quarter ended July 29, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 16 of the Notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

ITEM 6 — EXHIBITS

Exhibits filed with this quarterly report on Form 10-Q are incorporated herein by reference as set forth in the Index to Exhibits on page 45.

EXHIBIT INDEX

Exhibit Number		Exhibit Index

10.1	—

Tailored Brands, Inc. 2016 Long-Term Incentive Plan, as amended (incorporated by reference from Appendix A to the Company’s proxy statement on Schedule 14A relating to the 2017 Annual Meeting of Shareholders of the Company filed with the Commission on May 4, 2017 (File No. 1‑16097)).

10.2	—	Tailored Brands, Inc. Amended and Restated Senior Executive Change in Control Severance Plan (filed herewith).
31.1	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).
31.2	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).
32.1	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (furnished herewith). †
32.2	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (furnished herewith). †
101.1	—

The following financial information from Tailored Brands, Inc.’s Quarterly Report on Form 10‑Q for the three and six months ended July 29, 2017 formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

†This exhibit will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section.  Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Tailored Brands, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 7, 2017	TAILORED BRANDS, INC.

	By	/s/ JACK P. CALANDRA
Jack P. Calandra
Executive Vice President, Chief Financial Officer and Treasurer