Form 10-Q
period 2017-10-28
TAILORED BRANDS INC
filed 2017-12-07
CIK 884217

not

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2017 or

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☐	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐. No ☒.

The number of shares of common stock of the Registrant, par value $.01 per share, outstanding at November 25, 2017 was 49,243,027.

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

Any forward-looking statements that we make herein and in future reports are not guarantees of future performance, and actual results may differ materially from those in such forward-looking statements as a result of various factors.  Factors that might cause or contribute to such differences include, but are not limited to: actions by governmental entities; domestic and international macro-economic conditions; inflation or deflation; the loss of, or changes in, key personnel; success, or lack thereof, in formulating or executing our internal strategies and operating plans including new store and new market expansion plans, cost reduction initiatives, store rationalization plans, profit improvement plans, and revenue enhancement strategies; the impact of the termination of our tuxedo rental license agreement with Macy's; changes in demand for clothing or rental product; market trends in the retail business; customer confidence and spending patterns; changes in traffic trends in our stores; customer acceptance of our merchandise strategies; performance issues with key suppliers; disruptions in our supply chain; severe weather; foreign currency fluctuations; government export and import policies; advertising or marketing activities of competitors; and legal proceedings. Please also see "Item 1A. Risk Factors" in Part I of our Annual Report on Form 10-K for the year ended January 28, 2017, as the same may be updated from time to time in our subsequent filings with the SEC, for a more complete discussion of these and other factors that might affect our performance and financial results.

Forward-looking statements are intended to convey the Company's expectations about the future, and speak only as of the date they are made.  We undertake no obligation to publicly update or revise any forward-looking statements that may be made from time to time, whether as a result of new information, future developments or otherwise, except as required by applicable law.  However, any further disclosures made on related subjects in our subsequent reports on Forms 10‑K, 10‑Q and 8‑K should be consulted. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995, and all written or oral forward-looking statements that are made by or attributable to us are expressly qualified in their entirety by the cautionary statements contained or referenced in this section.

PART I – FINANCIAL INFORMATION

ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	October 28,	October 29,	January 28,
	2017	2016	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$126,244	$34,948	$70,889
Accounts receivable, net	81,193	71,898	65,714
Inventories	973,001	1,047,915	955,512
Other current assets	53,566	60,190	73,602
Total current assets	1,234,004	1,214,951	1,165,717
PROPERTY AND EQUIPMENT, net	454,921	501,391	484,165
RENTAL PRODUCT, net	125,320	160,101	152,610
GOODWILL	119,125	116,026	117,026
INTANGIBLE ASSETS, net	169,072	172,337	171,659
OTHER ASSETS	8,859	10,323	6,695
TOTAL ASSETS	$2,111,301	$2,175,129	$2,097,872
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$186,862	$200,199	$177,380
Accrued expenses and other current liabilities	281,533	280,658	267,899
Income taxes payable	21,224	917	1,262
Current portion of long-term debt	8,750	7,000	13,379
Total current liabilities	498,369	488,774	459,920
LONG-TERM DEBT, net	1,467,735	1,588,873	1,582,150
DEFERRED TAXES, net AND OTHER LIABILITIES	160,197	175,179	163,420
Total liabilities	2,126,301	2,252,826	2,205,490
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' DEFICIT:
Preferred stock	—	—	—
Common stock	492	487	487
Capital in excess of par	485,299	466,817	470,801
Accumulated deficit	(469,463)	(499,663)	(538,823)
Accumulated other comprehensive loss	(31,328)	(45,338)	(40,083)
Total shareholders' deficit	(15,000)	(77,697)	(107,618)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$2,111,301	$2,175,129	$2,097,872

See Notes to Condensed Consolidated Financial Statements.

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net sales:
Retail clothing product	$575,203	$575,046	$1,753,782	$1,806,660
Rental services	126,410	138,724	373,208	403,564
Alteration and other services	45,909	49,919	138,835	149,888
Total retail sales	747,522	763,689	2,265,825	2,360,112
Corporate apparel clothing product	63,296	83,245	178,657	225,328
Total net sales	810,818	846,934	2,444,482	2,585,440
Cost of sales:
Retail clothing product	247,293	247,978	748,802	796,215
Rental services	20,455	22,958	60,580	65,943
Alteration and other services	34,138	33,526	103,686	104,085
Occupancy costs	103,579	108,923	311,994	327,673
Total retail cost of sales	405,465	413,385	1,225,062	1,293,916
Corporate apparel clothing product	46,596	56,343	131,527	152,173
Total cost of sales	452,061	469,728	1,356,589	1,446,089
Gross margin:
Retail clothing product	327,910	327,068	1,004,980	1,010,445
Rental services	105,955	115,766	312,628	337,621
Alteration and other services	11,771	16,393	35,149	45,803
Occupancy costs	(103,579)	(108,923)	(311,994)	(327,673)
Total retail gross margin	342,057	350,304	1,040,763	1,066,196
Corporate apparel clothing product	16,700	26,902	47,130	73,155
Total gross margin	358,757	377,206	1,087,893	1,139,351
Advertising expense	38,664	45,656	120,804	138,547
Selling, general and administrative expenses	243,466	270,494	750,995	849,122
Operating income	76,627	61,056	216,094	151,682
Interest income	159	52	324	102
Interest expense	(24,412)	(25,476)	(75,200)	(77,853)
Gain on extinguishment of debt, net	2,539	1,808	6,535	1,737
Earnings before income taxes	54,913	37,440	147,753	75,668
Provision for income taxes	18,021	9,007	50,551	20,623
Net earnings	$36,892	$28,433	$97,202	$55,045
Net earnings per common share allocated to common shareholders:
Basic	$0.75	$0.58	$1.98	$1.13
Diluted	$0.75	$0.58	$1.97	$1.13
Weighted-average common shares outstanding:
Basic	49,206	48,655	49,040	48,570
Diluted	49,430	48,812	49,251	48,691
Cash dividends declared per common share	$0.18	$0.18	$0.54	$0.54

See Notes to Condensed Consolidated Financial Statements.

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016

Net earnings	$36,892	$28,433	$97,202	$55,045
Currency translation adjustments	(5,257)	(15,075)	10,857	(18,246)
Unrealized gain (loss) on cash flow hedges, net of tax	2,110	948	(2,102)	1,394
Comprehensive income	$33,745	$14,306	$105,957	$38,193

See Notes to Condensed Consolidated Financial Statements.

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended
	October 28,	October 29,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$97,202	$55,045
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	78,929	87,838
Rental product amortization	32,779	35,982
Gain on extinguishment of debt, net	(6,535)	(1,737)
Amortization of deferred financing costs and discount on long-term debt	5,391	5,650
Loss on disposition of assets	1,407	616
Asset impairment charges	2,867	4,293
Share-based compensation	14,850	13,958
Deferred tax benefit	(243)	(13,233)
Deferred rent expense and other	422	(1,281)
Changes in operating assets and liabilities:
Accounts receivable	(13,192)	(13,273)
Inventories	(13,569)	(32,833)
Rental product	(6,554)	(37,817)
Other assets	16,632	84,844
Accounts payable, accrued expenses and other current liabilities	24,394	(4,314)
Income taxes payable	19,870	(2,065)
Other liabilities	(2,112)	(4,789)
Net cash provided by operating activities	252,538	176,884
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(55,956)	(80,550)
Acquisition of business, net of cash	(457)	—
Proceeds from sales of property and equipment	2,157	605
Net cash used in investing activities	(54,256)	(79,945)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on term loan	(9,879)	(40,701)
Proceeds from asset-based revolving credit facility	235,900	520,550
Payments on asset-based revolving credit facility	(235,900)	(520,550)
Repurchase and retirement of senior notes	(106,731)	(21,924)
Deferred financing costs	(2,464)	—
Cash dividends paid	(26,895)	(26,438)
Proceeds from issuance of common stock	1,334	1,451
Tax payments related to vested deferred stock units	(1,682)	(1,258)
Net cash used in financing activities	(146,317)	(88,870)
Effect of exchange rate changes	3,390	(3,101)
INCREASE IN CASH AND CASH EQUIVALENTS	55,355	4,968
Balance at beginning of period	70,889	29,980
Balance at end of period	$126,244	$34,948

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

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases.  ASU 2016-02 increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  The main difference between previous U.S. GAAP and ASU 2016-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. ASU 2016-02 is effective for public companies for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption of ASU 2016-02 is permitted.  The guidance is required to be adopted using the modified retrospective approach.  We are currently evaluating the impact ASU 2016-02 will have on our financial position, results of operations and cash flows but expect that it will result in a significant increase in our long-term assets and liabilities given we have a considerable number of operating leases.

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

Based on our preliminary assessment, we determined that the adoption of ASU 2014-09 will impact the timing of revenue recognition related to our customer loyalty program and gift cards. Upon adoption, for our customer loyalty program, we will no longer use the incremental cost method approach, rather we will use a deferred revenue model.  For income from breakage of gift cards, which is currently recognized as a reduction of selling, general and administrative expenses ("SG&A") when the redemption of the gift card is remote, the new guidance requires classification within net sales with breakage recognized proportionately over the expected redemption period. Additionally, under the new guidance, we expect to recognize allowances for estimated sales returns on a gross basis rather than net basis on the condensed consolidated balance sheets. We are in the process of finalizing and quantifying the effects of the areas described above including additional disclosure requirements.  We will adopt ASU 2014-09 on February 4, 2018, under the modified retrospective approach, which will result in a cumulative adjustment to retained earnings.

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

As a result of the agreement, during the first quarter of fiscal 2017, we incurred $17.2 million of termination-related costs, of which $14.6 million were cash charges.  These costs included $12.3 million related to contract termination, $1.4 million of rental product write-offs, $1.2 million of asset impairment charges and $2.3 million of other costs, all of which relate to our retail segment. Of the $17.2 million in termination-related costs, $15.8 million is recorded in SG&A and $1.4 million is included in cost of sales in the condensed consolidated statement of earnings.  At October 28, 2017, $0.4 million of such costs are included in accrued expenses and other current liabilities in the condensed consolidated balance sheet.

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

No charges were incurred under these initiatives for the three and nine months ended October 28, 2017.  A summary of the charges incurred in the three and nine months ended October 29, 2016 incurred under these initiatives since inception is presented in the table below (amounts in thousands):

	For the Three Months Ended	For the Nine Months Ended
	October 29, 2016	October 29, 2016
Lease termination costs	$8,667	$37,004
Store asset impairment charges and accelerated depreciation, net of deferred rent	(844)	2,330
Consulting costs	1,806	13,583
Severance and employee-related costs	481	4,643
Other costs	839	1,565
Total pre-tax restructuring and other charges(1)	$10,949	$59,125

(1) Consists of $12.4 million in SG&A offset by a $1.5 million reduction in cost of sales for the three months ended October 29, 2016.  Of the total amount recorded for the three months ended October 29, 2016, $9.1 million relates to our retail segment and $1.8 million relates to shared services. Consists of $61.8 million included in SG&A offset by a $2.7 million reduction in cost of sales for the nine months ended October 29, 2016.  Of the total amount recorded for the nine months ended October 29, 2016, $42.7 million relates to our retail segment and $16.4 million relates to shared services.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table is a rollforward of amounts included in accrued expenses and other current liabilities in the condensed consolidated balance sheet related to the pre-tax restructuring and other charges (amounts in thousands):

	Severance and	Lease
	Employee-	Termination	Consulting	Other
	Related Costs	Costs	Costs	Costs	Total
Beginning Balance, January 28, 2017	$986	$4,834	$60	$25	$5,905
Charges, excluding non-cash items	—	—	—	—	—
Payments	(504)	(4,377)	(60)	(25)	(4,966)
Ending Balance, October 28, 2017	$482	$457	$—	$—	$939

In addition to the restructuring costs described above, for the three months ended October 29, 2016, we incurred integration and other costs related to Jos. A. Bank totaling $1.4 million, of which $0.9 million are included in SG&A and $0.5 million are included in cost of sales in the condensed consolidated statement of earnings.

For the nine months ended October 29, 2016, we incurred integration and other costs related to Jos. A. Bank totaling $7.1 million, of which $5.5 million are included in SG&A and $1.6 million are included in cost of sales in the condensed consolidated statement of earnings.

4.  Earnings Per Share

Basic earnings per common share allocated to common shareholders is computed by dividing net earnings by the weighted-average common shares outstanding during the period.  Diluted earnings per common share reflect the more dilutive earnings per common share amount calculated using the treasury stock method or the two-class method.  For the three and nine months ended October 28, 2017, the treasury stock method is used to calculate diluted earnings per common share while the two-class method was used for the three and nine months ended October 29, 2016.

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

	For the Three Months Ended		For the Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016
Numerator
Net earnings	$36,892	$28,433	$97,202	$55,045
Net earnings allocated to participating securities (restricted stock and deferred stock units)	—	(33)	—	(65)
Net earnings allocated to common shareholders	$36,892	$28,400	$97,202	$54,980
Denominator
Basic weighted-average common shares outstanding	49,206	48,655	49,040	48,570
Dilutive effect of share-based awards	224	157	211	121
Diluted weighted-average common shares outstanding	49,430	48,812	49,251	48,691
Net earnings per common share allocated to common shareholders:
Basic	$0.75	$0.58	$1.98	$1.13
Diluted	$0.75	$0.58	$1.97	$1.13

For the three and nine months ended October 28, 2017, 2.2 million and 2.1 million anti-dilutive shares of common stock were excluded from the calculation of diluted earnings per common share, respectively.  For the three and nine months ended October 29, 2016, 1.9 million and 1.7 million anti-dilutive shares of common stock were excluded from the calculation of diluted earnings per common share, respectively.

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

In October 2017, The Men’s Wearhouse amended the ABL Facility in part to increase the principal amount available to $550.0 million and extend the maturity date to October 2022.  See Credit Facilities section below for additional information.

The Credit Facilities and the Senior Notes contain customary non-financial and financial covenants, including fixed charge coverage ratios, total leverage ratios and secured leverage ratios.  In addition, we are currently restricted on our ability to pay dividends on our common stock in excess of $10.0 million per quarter. Since entering into these financing arrangements, our total leverage ratio and secured leverage ratio have been above the maximums specified in the

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

agreements, which was anticipated when we entered into these arrangements. As a result, we were subject to certain additional restrictions, including limitations on our ability to make significant acquisitions and incur additional indebtedness. As of October 28, 2017, our total leverage ratio and secured leverage ratio were below the maximums specified in the agreements and we believe these ratios will remain below the maximums specified in the agreements during the remainder of fiscal 2017 and beyond, which will result in the elimination of these additional restrictions. In addition, in accordance with the terms of the Credit Facilities, we made a mandatory excess cash flow prepayment offer of $4.6 million to the Term Loan lenders prior to April 28, 2017.  On May 2, 2017, the entire $4.6 million prepayment was made together with normal principal and interest payments on the Term Loan.

Credit Facilities

The Term Loan is guaranteed, jointly and severally, by Tailored Brands, Inc. and certain of our U.S. subsidiaries and will mature in June 2021.  The interest rate on the Term Loan is based on 1-month LIBOR, which was 1.24% at October 28, 2017, plus the applicable margin which is currently 3.50%, resulting in a total interest rate of 4.74%.  In January 2015, we entered into an interest rate swap agreement, in which the variable rate payments due under a portion of the Term Loan were exchanged for a fixed rate.  In April 2017, we entered into an additional interest rate swap agreement to exchange variable rate payments under a portion of the Term Loan for a fixed rate.  At October 28, 2017, the total notional amount under our interest rate swaps is $490.0 million.  See Note 14 for additional information on our interest rate swaps.

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

As a result of our interest rate swaps and the Incremental Agreement, we have converted a significant portion of the variable interest rate under the Term Loan to a fixed rate and, as of October 28, 2017, the Term Loan had a weighted average interest rate of 5.13%.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In October 2017, we amended our ABL Facility, which now provides for a senior secured revolving credit facility of $550.0 million, with possible future increases to $650.0 million under an expansion feature, that matures in October 2022, and is guaranteed, jointly and severally, by Tailored Brands, Inc. and certain of our U.S. subsidiaries. The ABL Facility has several borrowing and interest rate options including the following indices:  (i) adjusted LIBOR, (ii) Canadian Dollar Offered Rate ("CDOR") rate, (iii) Canadian prime rate or (iv) an alternate base rate (equal to the greater of the prime rate, the New York Federal Reserve Bank (“NYFRB”) rate plus 0.5% or adjusted LIBOR for a one-month interest period plus 1.0%). Advances under the ABL Facility bear interest at a rate per annum using the applicable indices plus a varying interest rate margin of up to 1.75%.  The ABL Facility also provides for fees applicable to amounts available to be drawn under outstanding letters of credit which range from 1.25% to 1.75%, and a fee on unused commitments of 0.25%.  As of October 28, 2017, there were no borrowings outstanding under the ABL Facility.  During the nine months ended October 28, 2017, the maximum borrowing outstanding under the ABL Facility was $34.7 million.

We utilize letters of credit primarily as collateral for workers compensation claims and to secure inventory purchases.  At October 28, 2017, letters of credit totaling approximately $38.7 million were issued and outstanding. Borrowings available under the ABL Facility as of October 28, 2017 were $511.3 million.

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

Long-Term Debt

During the third quarter of 2017, we repurchased and retired $65.0 million in face value of Senior Notes through open market transactions, which were consummated via borrowings on our ABL Facility.  As a result, we recorded a net gain on extinguishment totaling $2.5 million, which is included as a separate line in the condensed consolidated statement of earnings.  The net gain on extinguishment reflects a $3.4 million gain upon repurchase partially offset by the elimination of unamortized deferred financing costs totaling $0.9 million related to the Senior Notes.

For the nine months ended October 28, 2017, as a result of the repurchase and retirement of a total of $115.0 million in face value of Senior Notes and our excess cash flow prepayment, we recorded a net gain on extinguishment totaling $6.5 million, which reflects a $8.2 million gain upon repurchase partially offset by the elimination of unamortized deferred financing costs of $1.7 million, which is included as a separate line in the condensed consolidated statement of earnings.

The following table provides details on our long-term debt as of October 28, 2017, October 29, 2016 and January 28, 2017 (in thousands):

	October 28,	October 29,	January 28,
	2017	2016	2017
Term Loan (net of unamortized OID of $3.4 million at October 28, 2017, $4.4 million at October 29, 2016, and $4.1 million at January 28, 2017)	$1,033,514	$1,044,173	$1,042,660
Senior Notes	460,000	575,000	575,000
Less: Deferred financing costs related to the Term Loan and Senior Notes	(17,029)	(23,300)	(22,131)
Total long-term debt, net	1,476,485	1,595,873	1,595,529
Current portion of long-term debt	(8,750)	(7,000)	(13,379)
Total long-term debt, net of current portion	$1,467,735	$1,588,873	$1,582,150

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.  Supplemental Cash Flows

Supplemental disclosure of cash flow information is as follows (in thousands):

	For the Nine Months Ended
	October 28,	October 29,
	2017	2016

Cash paid for interest	$66,628	$62,450
Cash paid (refunded) for income taxes, net	$17,798	$(44,961)

We had unpaid capital expenditure purchases included in accounts payable and accrued expenses and other current liabilities of approximately $7.1 million and $7.8 million at October 28, 2017 and October 29, 2016, respectively.  Capital expenditure purchases are recorded as cash outflows from investing activities in the condensed consolidated statement of cash flows in the period they are paid.

Cash dividends declared of $9.2 million and $9.0 million at October 28, 2017 and October 29, 2016, respectively, are included in accrued expenses and other current liabilities.

7.  Inventories

The following table provides details on our inventories as of October 28, 2017, October 29, 2016 and January 28, 2017 (in thousands):

	October 28,	October 29,	January 28,
	2017	2016	2017
Finished goods	$873,030	$963,036	$846,585
Raw materials and merchandise components	99,971	84,879	108,927
Total inventories	$973,001	$1,047,915	$955,512

8.  Income Taxes

Our effective income tax rate increased to 32.8% for the third quarter of 2017 from 24.1% for the third quarter of 2016 primarily due to higher U.S. income as compared to income earned in foreign jurisdictions this year compared to last year.

Our effective income tax rate increased to 34.2% for the first nine months of 2017 from 27.3% for the first nine months of 2016 primarily due to higher U.S. income as compared to income earned in foreign jurisdictions this year compared to last year.  In addition, the effective income tax rate for the first nine months of 2017 was impacted by $2.2 million of tax deficiencies related to the vesting of stock-based awards resulting from the adoption of new accounting guidance related to stock-based compensation.  See Note 11 for additional information.

Additionally, we are currently undergoing several federal, foreign and state audits; however, we currently do not believe these audits will result in any material charge to tax expense in the future.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.  Other Current Assets, Accrued Expenses and Other Current Liabilities and Deferred Taxes, net and Other Liabilities

Other current assets consist of the following (in thousands):

	October 28,	October 29,	January 28,
	2017	2016	2017
Prepaid expenses	$44,473	$43,778	$47,057
Tax receivable	506	4,697	15,794
Other	8,587	11,715	10,751
Total other current assets	$53,566	$60,190	$73,602

Accrued expenses and other current liabilities consist of the following (in thousands):

	October 28,	October 29,	January 28,
	2017	2016	2017
Accrued salary, bonus, sabbatical, vacation and other benefits	$79,753	$70,631	$72,589
Customer deposits, prepayments and refunds payable	37,822	29,371	28,384
Unredeemed gift cards	34,552	34,693	40,865
Sales, value added, payroll, property and other taxes payable	30,220	36,021	31,188
Accrued workers compensation and medical costs	27,860	30,818	31,609
Accrued interest	19,550	25,884	15,457
Loyalty program reward certificates	11,199	10,704	9,840
Accrued dividends	10,789	9,572	9,842
Accrued royalties	6,020	7,977	3,720
Lease termination and other store closure costs	1,027	6,442	4,834
Other	22,741	18,545	19,571
Total accrued expenses and other current liabilities	$281,533	$280,658	$267,899

Deferred taxes, net and other liabilities consist of the following (in thousands):

	October 28,	October 29,	January 28,
	2017	2016	2017
Deferred and other income tax liabilities, net	$91,760	$102,243	$92,079
Deferred rent and landlord incentives	60,040	61,641	61,215
Unfavorable lease liabilities	3,279	5,394	4,693
Other	5,118	5,901	5,433
Total deferred taxes, net and other liabilities	$160,197	$175,179	$163,420

10.  Accumulated Other Comprehensive (Loss) Income

The following table summarizes the components of accumulated other comprehensive (loss) income for the nine months ended October 28, 2017 (in thousands and net of tax):

	Foreign
	Currency	Cash Flow	Pension
	Translation	Hedges	Plan	Total
BALANCE— January 28, 2017	$(40,205)	$(82)	$204	$(40,083)
Other comprehensive income (loss) before reclassifications	10,857	(4,240)	—	6,617
Amounts reclassified from accumulated other comprehensive loss	—	2,138	—	2,138
Net current-period other comprehensive income (loss)	10,857	(2,102)	—	8,755
BALANCE— October 28, 2017	$(29,348)	$(2,184)	$204	$(31,328)

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the components of accumulated other comprehensive (loss) income for the nine months ended October 29, 2016 (in thousands and net of tax):

	Foreign
	Currency	Cash Flow	Pension
	Translation	Hedges	Plan	Total
BALANCE— January 30, 2016	$(26,659)	$(2,007)	$180	$(28,486)
Other comprehensive (loss) income before reclassifications	(18,246)	354	—	(17,892)
Amounts reclassified from accumulated other comprehensive loss	—	1,040	—	1,040
Net current-period other comprehensive (loss) income	(18,246)	1,394	—	(16,852)
BALANCE— October 29, 2016	$(44,905)	$(613)	$180	$(45,338)

Amounts reclassified from other comprehensive (loss) income for the nine months ended October 28, 2017 relate to changes in the fair value of our interest rate swaps which is recorded within interest expense in the condensed consolidated statement of earnings and changes in the fair value of cash flow hedges related to inventory purchases, which is recorded within cost of sales in the condensed consolidated statement of earnings.  Amounts reclassified from other comprehensive (loss) income for the nine months ended October 29, 2016 relate to changes in the fair value of our interest rate swap, which is recorded within interest expense in the condensed consolidated statement of earnings.

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

Non-Vested Deferred Stock Units, Performance Units and Restricted Stock

The following table summarizes the activity of time-based and performance-based awards (collectively, "DSUs") for the nine months ended October 28, 2017:

			Weighted-Average
	Units		Grant-Date Fair Value
	Time-	Performance-	Time-	Performance-
	Based	Based	Based	Based
Non-Vested at January 28, 2017	1,061,965	523,948	$24.31	$28.28
Granted	472,708	542,528	11.48	11.45
Vested(1)	(455,925)	—	25.38	—
Forfeited	(51,271)	(41,942)	20.78	22.26
Non-Vested at October 28, 2017	1,027,477	1,024,534	$18.10	$19.61

(1)	Includes 125,806 shares relinquished for tax payments related to vested DSUs for the nine months ended October 28, 2017.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the activity of restricted stock for the nine months ended October 28, 2017:

		Weighted- Average
	Shares	Grant-Date Fair Value
Non-Vested at January 28, 2017	36,878	$15.56
Granted	—	—
Vested	(36,878)	15.56
Forfeited	—	—
Non-Vested at October 28, 2017	—	$—

Restricted stock awards receive non-forfeitable dividends, if any, when and if paid to shareholders of record at the payment date.

As of October 28, 2017, we have unrecognized compensation expense related to non-vested DSUs of approximately $22.0 million, which is expected to be recognized over a weighted-average period of 1.6 years.

Stock Options

The following table summarizes the activity of stock options for the nine months ended October 28, 2017:

		Weighted-
	Number of	Average
	Shares	Exercise Price
Outstanding at January 28, 2017	1,194,690	$29.70
Granted	630,083	11.54
Exercised	—	—
Forfeited	(50,856)	16.25
Expired	(40,243)	41.23
Outstanding at October 28, 2017	1,733,674	$23.23
Exercisable at October 28, 2017	736,137	$33.33

The weighted-average grant date fair value of the 630,083 stock options granted during the nine months ended October 28, 2017 was $3.86 per share. The following table summarizes the weighted-average assumptions used to fair value the stock options at the date of grant using the Black-Scholes option model for the nine months ended October 28, 2017:

For the Nine Months Ended
October 28,
2017
Risk-free interest rates	1.75%
Expected lives	5.0 years
Dividend yield	4.69%
Expected volatility	55.12%

As of October 28, 2017, we have unrecognized compensation expense related to non-vested stock options of approximately $3.7 million, which is expected to be recognized over a weighted-average period of 1.4 years.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cash Settled Awards

During 2017, we granted stock-based awards to certain employees, which vest over a period of three years, and will be settled in cash ("cash settled awards").  The fair value of the cash settled awards at each reporting period is based on the price of our common stock and includes a market condition.  The fair value of the cash settled awards will be remeasured at each reporting period until the awards are settled.  Cash settled awards are classified as liabilities in the condensed consolidated balance sheets.  At  October 28, 2017, the liability associated with the cash settled awards was $2.3 million with $1.4 million recorded in accrued expenses and other current liabilities and $0.9 million recorded in other liabilities in the condensed consolidated balance sheets.

The following table summarizes the activity of cash settled awards for the nine months ended October 28, 2017 (in thousands):

Cash Settled Awards
Non-Vested at January 28, 2017	$—
Granted	8,377
Vested	—
Forfeited	(149)
Non-Vested at October 28, 2017	$8,228

Share-Based Compensation Expense

Share-based compensation expense, including cash settled awards, recognized for the three and nine months ended October 28, 2017 was $8.2 million and $17.2 million, respectively. Share-based compensation expense recognized for the three and nine months ended October 29, 2016 was $5.2 million and $14.0 million, respectively.  There were no cash settled awards granted during 2016.

12.  Goodwill and Other Intangible Assets

Goodwill

Goodwill allocated to our reportable segments and changes in the net carrying amount of goodwill for the nine months ended October 28, 2017 are as follows (in thousands):

		Corporate
	Retail	Apparel	Total
Balance at January 28, 2017	$94,511	$22,515	$117,026
Goodwill of acquired business	—	695	695
Translation adjustment	433	971	1,404
Balance at October 28, 2017	$94,944	$24,181	$119,125

The goodwill of acquired business resulted from an immaterial acquisition by our United Kingdom ("UK") based operations. Goodwill is evaluated for impairment at least annually. A more frequent evaluation is performed if events or circumstances indicate that impairment could have occurred. Such events or circumstances could include, but are not limited to, new significant negative industry or economic trends, unanticipated changes in the competitive environment, decisions to significantly modify or dispose of operations and a significant sustained decline in the market price of our stock. No impairment evaluation was considered necessary during the first nine months ended October 28, 2017.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Intangible Assets

The gross carrying amount and accumulated amortization of our identifiable intangible assets are as follows (in thousands):

	October 28,	October 29,	January 28,
	2017	2016	2017
Amortizable intangible assets:
Carrying amount:
Trademarks, tradenames and franchise agreements	$16,074	$15,897	$15,966
Favorable leases	13,475	14,381	13,826
Customer relationships	26,612	24,750	25,483
Total carrying amount	56,161	55,028	55,275
Accumulated amortization:
Trademarks, tradenames and franchise agreements	(10,404)	(9,930)	(10,055)
Favorable leases	(4,856)	(4,045)	(3,961)
Customer relationships	(16,078)	(12,891)	(13,804)
Total accumulated amortization	(31,338)	(26,866)	(27,820)
Total amortizable intangible assets, net	24,823	28,162	27,455
Indefinite-lived intangible assets:
Trademarks and tradename	144,249	144,175	144,204
Total intangible assets, net	$169,072	$172,337	$171,659

Pre-tax amortization expense associated with intangible assets subject to amortization totaled $1.0 million and $3.1 million for the three and nine months ended October 28, 2017.  Pre-tax amortization expense associated with intangible assets subject to amortization totaled $1.2 million and $3.7 million for the three and nine months ended and October 29, 2016.  Pre-tax amortization associated with intangible assets subject to amortization at October 28, 2017 is estimated to be $1.1 million for the remainder of fiscal 2017, $3.8 million for fiscal 2018, $3.6 million for fiscal 2019, $3.5 million for fiscal 2020 and $3.4 million for fiscal 2021.

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

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

	Fair Value Measurements at Reporting Date
	Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
October 28, 2017—
Assets:
Derivative financial instruments	$—	$235	$—	$235
Liabilities:
Derivative financial instruments	$—	$2,198	$—	$2,198
January 28, 2017—
Assets:
Derivative financial instruments	$—	$460	$—	$460
Liabilities:
Derivative financial instruments	$—	$2,413	$—	$2,413
October 29, 2016—
Assets:
Derivative financial instruments	$—	$753	$—	$753
Liabilities:
Derivative financial instruments	$—	$2,520	$—	$2,520

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

During the nine months ended October 28, 2017, we incurred $2.9 million of asset impairment charges, which is included within SG&A expenses in our condensed consolidated statement of earnings, primarily related to underperforming stores as well as long-lived assets related to our now-terminated tuxedo rental license agreement with Macy's.  We estimated the fair value of the long-lived assets based on an income approach using projected future cash flows discounted using a weighted-average cost of capital analysis that reflects current market conditions, which we classify as Level 3 within the fair value hierarchy.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value of Financial Instruments

Our financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses and other current liabilities and long-term debt.  Management estimates that, as of October 28, 2017, October 29, 2016, and January 28, 2017, the carrying value of our financial instruments, other than long-term debt, approximated their fair value due to the highly liquid or short-term nature of these instruments.

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

	October 28, 2017		October 29, 2016		January 28, 2017
	Carrying	Estimated	Carrying	Estimated	Carrying	Estimated
	Amount(1)	Fair Value	Amount(1)	Fair Value	Amount(1)	Fair Value
Long-term debt, including current portion	$1,476,485	$1,461,283	$1,595,873	$1,556,661	$1,595,529	$1,556,200

(1) The carrying value of the long-term debt, including current portion is net of deferred financing costs of $17.0 million, $23.3 million and $22.1 million as of October 28, 2017, October 29, 2016 and January 28, 2017, respectively.

14.  Derivative Financial Instruments

As discussed in Note 5, in January 2015, we entered into an interest rate swap agreement on an initial notional amount of $520.0 million that matures in August 2018 with periodic interest settlements.  At October 28, 2017, the notional amount totaled $200.0 million. Under this interest rate swap agreement, we receive a floating rate based on 3-month LIBOR and pay a fixed rate of 5.03% (including the applicable margin of 3.50%) on the outstanding notional amount. We have designated the interest rate swap as a cash flow hedge of the variability of interest payments under the Term Loan due to changes in the LIBOR benchmark interest rate.

In addition, in April 2017, we entered into an interest rate swap agreement on an initial notional amount of $260.0 million that matures in June 2021 with periodic interest settlements. At October 28, 2017, the notional amount totaled $290.0 million. Under this interest rate swap agreement, we receive a floating rate based on 1-month LIBOR and pay a fixed rate of 5.56% (including the applicable margin of 3.50%) on the outstanding notional amount. We have designated the interest rate swap as a cash flow hedge of the variability of interest payments under the Term Loan due to changes in the LIBOR benchmark interest rate.

At October 28, 2017, the fair value of the interest rate swaps was a net liability of $1.8 million with $1.9 million recorded in accrued expenses and other current liabilities offset by $0.1 million recorded in other assets in our condensed consolidated balance sheet.  The effective portion of the swaps is reported as a component of accumulated other comprehensive (loss) income.  There was no hedge ineffectiveness at October 28, 2017. Changes in fair value are reclassified from accumulated other comprehensive (loss) income into earnings in the same period that the hedged item affects earnings.

Over the next 12 months, $1.8 million of the effective portion of the interest rate swaps is expected to be reclassified from accumulated other comprehensive (loss) income into earnings within interest expense.  If, at any time, either interest rate swap is determined to be ineffective, in whole or in part, due to changes in the interest rate swap or underlying debt agreements, the fair value of the portion of the interest rate swap determined to be ineffective will be recognized as a gain or loss in the statement of earnings for the applicable period.

Also, we have entered into derivative instruments to hedge our foreign exchange risk, specifically related to the British pound and Euro.  We have designated these instruments as cash flow hedges of the variability in exchange rates for those foreign currencies.  At October 28, 2017, the fair value of these cash flow hedges was a liability of $0.2 million recorded in accrued expenses and other current liabilities in our condensed consolidated balance sheet.  The effective portion of the

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

hedges is reported as a component of accumulated other comprehensive (loss) income.  Hedge ineffectiveness at October 28, 2017 was immaterial.  Changes in fair value are reclassified from accumulated other comprehensive (loss) income into earnings in the same period that the hedged item affects earnings. Over the next 12 months, $1.5 million of the effective portion of the cash flow hedges is expected to be reclassified as expense into cost of sales from accumulated other comprehensive (loss) income.

In addition, we are exposed to market risk associated with foreign currency exchange rate fluctuations as a result of our direct sourcing programs, specifically related to the Canadian dollar.  As a result, from time to time, we may enter into derivative instruments to hedge this foreign exchange risk.  We have not elected to apply hedge accounting to these derivative instruments.  At October 28, 2017, the fair value of our derivative instruments was an asset of $0.1 million included in other assets in our condensed consolidated balance sheet.

For the three and nine months ended October 28, 2017, we recognized net pre-tax gains of $0.7 million and $0.2 million, respectively, in cost of sales in the condensed consolidated statement of earnings for our derivative financial instruments not designated as cash flow hedges.  For the three and nine months ended October 29, 2016, we recognized net pre-tax gains of $0.4 million and $2.3 million, respectively, in cost of sales in the condensed consolidated statement of earnings for our derivative financial instruments not designated as cash flow hedges.

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

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Additional net sales information is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net sales:
MW(1)	$448,955	$461,806	$1,327,773	$1,386,347
Jos. A. Bank	162,685	165,992	504,238	530,482
K&G	69,604	70,874	244,098	252,007
Moores	57,607	56,520	163,732	166,203
MW Cleaners	8,671	8,497	25,984	25,073
Total retail segment	747,522	763,689	2,265,825	2,360,112
Total corporate apparel segment	63,296	83,245	178,657	225,328
Total net sales	$810,818	$846,934	$2,444,482	$2,585,440

(1)	MW includes Men's Wearhouse, Men's Wearhouse and Tux, tuxedo shops within Macy's and Joseph Abboud.

The following table sets forth supplemental products and services sales information for the Company (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net sales:
Men's tailored clothing product	$330,618	$326,741	$1,004,430	$1,025,495
Men's non-tailored clothing product	227,520	230,146	690,312	718,233
Women's clothing product	14,795	15,626	52,722	55,940
Other	2,270	2,533	6,318	6,992
Total retail clothing product	575,203	575,046	1,753,782	1,806,660
Rental services	126,410	138,724	373,208	403,564
Alteration services	37,238	41,422	112,851	124,815
Retail dry cleaning services	8,671	8,497	25,984	25,073
Total alteration and other services	45,909	49,919	138,835	149,888
Corporate apparel clothing product	63,296	83,245	178,657	225,328
Total net sales	$810,818	$846,934	$2,444,482	$2,585,440

Operating income by reportable segment, shared service expense, and the reconciliation to earnings before income taxes is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Operating income:
Retail	$123,628	$97,629	$352,273	$278,732
Corporate apparel	3,072	10,314	7,150	24,288
Shared service expense	(50,073)	(46,887)	(143,329)	(151,338)
Operating income	76,627	61,056	216,094	151,682
Interest income	159	52	324	102
Interest expense	(24,412)	(25,476)	(75,200)	(77,853)
Gain on extinguishment of debt, net	2,539	1,808	6,535	1,737
Earnings before income taxes	$54,913	$37,440	$147,753	$75,668

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

On August 2, 2017, two American Airlines employees filed a putative class action lawsuit against our Twin Hill subsidiary in the United States District Court for the Northern District of Illinois (Case No. 1:17-cv-05648).  The complaint attempts to allege claims for strict liability and negligence based on allegedly defective uniforms Twin Hill supplied to American Airlines for its employees. On September 28, 2017, the plaintiffs filed an amended complaint adding nine additional named plaintiffs and adding claims for civil battery and intentional infliction of emotional distress. We believe that any lawsuit filed on the basis of the safety of the Twin Hill uniforms supplied to American Airlines is without merit, and we intend to contest this action vigorously. Twin Hill has substantial and convincing evidence of the uniforms' safety and fitness for their intended purpose and we believe that there is no evidence linking any of the plaintiffs' alleged injuries to our uniforms. The range of loss, if any, is not reasonably estimable at this time. We do not currently believe, however, that it will have a material adverse effect on our financial position, results of operations or cash flows.

On September 27, 2017, Heather Poole and numerous other American Airlines employees filed a lawsuit against our Twin Hill subsidiary in the Superior Court for the State of California for the County of Alameda (Case No. RG17876798).  The complaint attempts to allege claims for strict liability and negligence based on allegedly defective uniforms Twin Hill supplied to American Airlines for its employees. We believe that any lawsuit filed on the basis of the safety of the Twin Hill uniforms supplied to American Airlines is without merit, and we intend to contest this action vigorously. Twin Hill has substantial and convincing evidence of the uniforms' safety and fitness for their intended purpose and we believe that there is no evidence linking any of the plaintiffs' alleged injuries to our uniforms. The range of loss, if any, is not reasonably estimable at this time. We do not currently believe, however, that it will have a material adverse effect on our financial position, results of operations or cash flows.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On October 30, 2017, Denise Mumma and numerous other American Airlines employees filed a lawsuit against our Twin Hill subsidiary in the Superior Court for the State of California for the County of Alameda (Case No. RG17880635).  The complaint attempts to allege claims for strict liability and negligence based on allegedly defective uniforms Twin Hill supplied to American Airlines for its employees. We believe that any lawsuit filed on the basis of the safety of the Twin Hill uniforms supplied to American Airlines is without merit, and we intend to contest this action vigorously. Twin Hill has substantial and convincing evidence of the uniforms' safety and fitness for their intended purpose and we believe that there is no evidence linking any of the plaintiffs' alleged injuries to our uniforms. The range of loss, if any, is not reasonably estimable at this time. We do not currently believe, however, that it will have a material adverse effect on our financial position, results of operations or cash flows.

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

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tailored Brands, Inc.

Condensed Consolidating Balance Sheet

October 28, 2017

(in thousands)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$20,224	$1,941	$104,079	$—	$126,244
Accounts receivable, net	7,414	19,518	287,688	35,137	(268,564)	81,193
Inventories	—	198,429	458,603	315,969	—	973,001
Other current assets	7,275	87,450	26,185	7,889	(75,233)	53,566
Total current assets	14,689	325,621	774,417	463,074	(343,797)	1,234,004
Property and equipment, net	—	207,432	212,213	35,276	—	454,921
Rental product, net	—	107,222	2,327	15,771	—	125,320
Goodwill	—	6,160	68,510	44,455	—	119,125
Intangible assets, net	—	—	155,884	13,188	—	169,072
Investments in subsidiaries	77,901	1,308,676	—	—	(1,386,577)	—
Other assets	—	7,780	821	6,558	(6,300)	8,859
Total assets	$92,590	$1,962,891	$1,214,172	$578,322	$(1,736,674)	$2,111,301
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$87,758	$189,756	$81,409	$96,503	$(268,564)	$186,862
Accrued expenses and other current liabilities	18,911	139,577	109,718	102,508	(67,957)	302,757
Current portion of long-term debt	—	8,750	—	—	—	8,750
Total current liabilities	106,669	338,083	191,127	199,011	(336,521)	498,369
Long-term debt, net	—	1,467,735	—	—	—	1,467,735
Deferred taxes, net and other liabilities	921	79,172	83,342	10,338	(13,576)	160,197
Shareholders' (deficit) equity	(15,000)	77,901	939,703	368,973	(1,386,577)	(15,000)
Total liabilities and shareholders' (deficit) equity	$92,590	$1,962,891	$1,214,172	$578,322	$(1,736,674)	$2,111,301

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tailored Brands, Inc.

Condensed Consolidating Balance Sheet

October 29, 2016

(in thousands)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$5,435	$1,984	$27,529	$—	$34,948
Accounts receivable, net	7,373	17,112	455,368	31,140	(439,095)	71,898
Inventories	—	253,482	459,159	335,274	—	1,047,915
Other current assets	7,102	22,155	42,995	6,963	(19,025)	60,190
Total current assets	14,475	298,184	959,506	400,906	(458,120)	1,214,951
Property and equipment, net	—	249,797	217,156	34,438	—	501,391
Rental product, net	—	139,386	3,677	17,038	—	160,101
Goodwill	—	6,160	68,510	41,356	—	116,026
Intangible assets, net	—	105	157,788	14,444	—	172,337
Investments in subsidiaries	(67,257)	1,375,395	—	—	(1,308,138)	—
Other assets	3,257	6,004	939	7,623	(7,500)	10,323
Total assets	$(49,525)	$2,075,031	$1,407,576	$515,805	$(1,773,758)	$2,175,129
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$16,216	$337,499	$99,597	$185,982	$(439,095)	$200,199
Accrued expenses and other current liabilities	9,617	143,023	105,446	42,514	(19,025)	281,575
Current portion of long-term debt	—	7,000	—	—	—	7,000
Total current liabilities	25,833	487,522	205,043	228,496	(458,120)	488,774
Long-term debt, net	—	1,588,873	—	—	—	1,588,873
Deferred taxes, net and other liabilities	2,339	65,893	104,512	9,935	(7,500)	175,179
Shareholders' (deficit) equity	(77,697)	(67,257)	1,098,021	277,374	(1,308,138)	(77,697)
Total liabilities and shareholders' (deficit) equity	$(49,525)	$2,075,031	$1,407,576	$515,805	$(1,773,758)	$2,175,129

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

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tailored Brands, Inc.

Condensed Consolidating Statement of Earnings (Loss)

(in thousands)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Three Months Ended October 28, 2017
Net sales	$—	$447,936	$404,531	$242,893	$(284,542)	$810,818
Cost of sales	—	227,612	317,262	191,729	(284,542)	452,061
Gross margin	—	220,324	87,269	51,164	—	358,757
Operating expenses	917	135,740	134,433	27,465	(16,425)	282,130
Operating (loss) income	(917)	84,584	(47,164)	23,699	16,425	76,627
Other income and expenses, net	—	—	16,425	—	(16,425)	—
Interest expense, net	(129)	(27,789)	1,543	2,122	—	(24,253)
Gain on extinguishment of debt, net	—	2,539	—	—	—	2,539
(Loss) earnings before income taxes	(1,046)	59,334	(29,196)	25,821	—	54,913
(Benefit) provision for income taxes	(337)	19,267	(9,441)	8,532	—	18,021
(Loss) earnings before equity in net income of subsidiaries	(709)	40,067	(19,755)	17,289	—	36,892
Equity in earnings (loss) of subsidiaries	37,601	(2,466)	—	—	(35,135)	—
Net earnings (loss)	$36,892	$37,601	$(19,755)	$17,289	$(35,135)	$36,892
Comprehensive income (loss)	$33,745	$39,114	$(19,755)	$12,629	$(31,988)	$33,745

Three Months Ended October 29, 2016
Net sales	$—	$460,432	$466,476	$105,474	$(185,448)	$846,934
Cost of sales	—	230,110	361,117	63,949	(185,448)	469,728
Gross margin	—	230,322	105,359	41,525	—	377,206
Operating expenses	974	146,398	153,439	29,662	(14,323)	316,150
Operating (loss) income	(974)	83,924	(48,080)	11,863	14,323	61,056
Other income and expenses, net	—	—	14,323	—	(14,323)	—
Interest expense, net	(8)	(25,830)	517	(103)	—	(25,424)
Gain on extinguishment of debt, net	—	1,808	—	—	—	1,808
(Loss) earnings before income taxes	(982)	59,902	(33,240)	11,760	—	37,440
(Benefit) provision for income taxes	(247)	14,763	(8,119)	2,610	—	9,007
(Loss) earnings before equity in net income of subsidiaries	(735)	45,139	(25,121)	9,150	—	28,433
Equity in earnings (loss) of subsidiaries	29,168	(15,971)	—	—	(13,197)	—
Net earnings (loss)	$28,433	$29,168	$(25,121)	$9,150	$(13,197)	$28,433
Comprehensive income (loss)	$14,306	$30,116	$(25,121)	$(5,925)	$930	$14,306

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tailored Brands, Inc.

Condensed Consolidating Statement of Earnings (Loss)

(in thousands)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Nine Months Ended October 28, 2017
Net sales	$—	$1,324,731	$1,146,271	$513,276	$(539,796)	$2,444,482
Cost of sales	—	648,900	860,944	386,541	(539,796)	1,356,589
Gross margin	—	675,831	285,327	126,735	—	1,087,893
Operating expenses	2,599	425,912	405,988	82,321	(45,021)	871,799
Operating (loss) income	(2,599)	249,919	(120,661)	44,414	45,021	216,094
Other income and expenses, net	—	—	45,295	(274)	(45,021)	—
Interest expense, net	223	(79,010)	4,804	(893)	—	(74,876)
Gain on extinguishment of debt, net	—	6,535	—	—	—	6,535
(Loss) earnings before income taxes	(2,376)	177,444	(70,562)	43,247	—	147,753
Provision (benefit) for income taxes	1,441	57,951	(23,398)	14,557	—	50,551
(Loss) earnings before equity in net income of subsidiaries	(3,817)	119,493	(47,164)	28,690	—	97,202
Equity in earnings (loss) of subsidiaries	101,019	(18,474)	—	—	(82,545)	—
Net earnings (loss)	$97,202	$101,019	$(47,164)	$28,690	$(82,545)	$97,202
Comprehensive (loss) income	$105,957	$100,578	$(47,164)	$37,886	$(91,300)	$105,957

Nine Months Ended October 29, 2016
Net sales	$—	$1,382,515	$1,300,852	$315,060	$(412,987)	$2,585,440
Cost of sales	—	676,761	992,265	190,050	(412,987)	1,446,089
Gross margin	—	705,754	308,587	125,010	—	1,139,351
Operating expenses	2,554	452,661	486,419	88,958	(42,923)	987,669
Operating (loss) income	(2,554)	253,093	(177,832)	36,052	42,923	151,682
Other income and expenses, net	—	—	42,923	—	(42,923)	—
Interest expense, net	(11)	(78,862)	1,393	(271)	—	(77,751)
Gain on extinguishment of debt, net	—	1,737	—	—	—	1,737
(Loss) earnings before income taxes	(2,565)	175,968	(133,516)	35,781	—	75,668
(Benefit) provision for income taxes	(671)	46,915	(34,900)	9,279	—	20,623
(Loss) earnings before equity in net income of subsidiaries	(1,894)	129,053	(98,616)	26,502	—	55,045
Equity in earnings (loss) of subsidiaries	56,939	(72,114)	—	—	15,175	—
Net earnings (loss)	55,045	56,939	(98,616)	26,502	15,175	55,045
Comprehensive income (loss)	$38,193	$58,333	$(98,616)	$8,256	$32,027	$38,193

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tailored Brands, Inc.

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended October 28, 2017

(in thousands)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$27,243	$404,404	$34,049	$(186,263)	$(26,895)	$252,538

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(15,413)	(36,146)	(4,397)	—	(55,956)
Acquisition of business, net of cash	—	—	—	(457)	—	(457)
Intercompany activities	—	(223,800)	—	—	223,800	—
Proceeds from sale of property and equipment	—	—	2,157	—	—	2,157
Net cash used in investing activities	—	(239,213)	(33,989)	(4,854)	223,800	(54,256)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on term loan	—	(9,879)	—	—	—	(9,879)
Proceeds from asset-based revolving credit facility	—	235,900	—	—	—	235,900
Payments on asset-based revolving credit facility	—	(235,900)	—	—	—	(235,900)
Repurchase and retirement of senior notes	—	(106,731)	—	—	—	(106,731)
Deferred financing costs	—	(2,464)	—	—	—	(2,464)
Intercompany activities	—	(26,895)	—	223,800	(196,905)	—
Cash dividends paid	(26,895)	—	—	—	—	(26,895)
Proceeds from issuance of common stock	1,334	—	—	—	—	1,334
Tax payments related to vested deferred stock units	(1,682)	—	—	—	—	(1,682)
Net cash (used in) provided by financing activities	(27,243)	(145,969)	—	223,800	(196,905)	(146,317)
Effect of exchange rate changes	—	—	—	3,390	—	3,390
Increase in cash and cash equivalents	—	19,222	60	36,073	—	55,355
Cash and cash equivalents at beginning of period	—	1,002	1,881	68,006	—	70,889
Cash and cash equivalents at end of period	$—	$20,224	$1,941	$104,079	$—	$126,244

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tailored Brands, Inc.

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended October 29, 2016

(in thousands)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$26,245	$153,072	$36,198	$(12,193)	$(26,438)	$176,884

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(40,273)	(37,055)	(3,222)	—	(80,550)
Intercompany activities	—	(19,025)	—	—	19,025	—
Proceeds from sale of property and equipment	—	—	598	7	—	605
Net cash used in investing activities	—	(59,298)	(36,457)	(3,215)	19,025	(79,945)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on term loan	—	(40,701)	—	—	—	(40,701)
Proceeds from asset-based revolving credit facility	—	517,500	—	3,050	—	520,550
Payments on asset-based revolving credit facility	—	(517,500)	—	(3,050)	—	(520,550)
Repurchase and retirement of senior notes	—	(21,924)	—	—	—	(21,924)
Intercompany activities	—	(26,438)	—	19,025	7,413	—
Cash dividends paid	(26,438)	—	—	—	—	(26,438)
Proceeds from issuance of common stock	1,451	—	—	—	—	1,451
Tax payments related to vested deferred stock units	(1,258)	—	—	—	—	(1,258)
Net cash (used in) provided by financing activities	(26,245)	(89,063)	—	19,025	7,413	(88,870)
Effect of exchange rate changes	—	—	—	(3,101)	—	(3,101)
Increase (decrease) in cash and cash equivalents	—	4,711	(259)	516	—	4,968
Cash and cash equivalents at beginning of period	—	724	2,243	27,013	—	29,980
Cash and cash equivalents at end of period	$—	$5,435	$1,984	$27,529	$—	$34,948

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

Executive Overview

Background

We are the leading specialty retailer of men’s suits and the largest men’s formalwear provider in the United States (“U.S.”) and Canada and help men love the way they look for work and special occasions.  We serve our customers through an expansive omni-channel network that includes over 1,400 locations in the U.S. and Canada as well as our branded e-commerce websites.  Our operations are conducted in two reportable segments, retail and corporate apparel, based on the way we manage, evaluate and internally report our business activities.  Refer to Note 15 of Notes to Condensed Consolidated Financial Statements and the discussion included in "Results of Operations" below for additional information and disclosures regarding our reportable segments.

Third Quarter Discussion

In the third quarter of 2017, we posted positive comparable sales at Jos. A. Bank and sequential comparable sales improvement at Men’s Wearhouse and K&G, resulting in our second consecutive quarter of positive comparable sales for our retail segment.

We launched new marketing campaigns to build awareness about the solutions we provide to men of all shapes and sizes which we believe is bringing new customers into our stores where we provide them with superior service and selection, including custom suiting at a highly competitive price.  We continued to grow our custom business and enhance our omni-channel capabilities, both online and in-store.  These initiatives are part of our strategy to deliver a superior customer experience in order to increase market share and drive long-term sustainable growth.

We also continued to make progress toward strengthening our balance sheet.  During the third quarter, we repurchased and retired $65.0 million face value of senior notes, resulting in year-to-date repurchases of $115.0 million.  We remain committed to a balanced capital allocation strategy, investing to support our growth initiatives, returning cash to shareholders through our dividend and using excess free cash flow to reduce debt.

Key operating metrics for the quarter ended October 28, 2017 include:

•

Net sales decreased 4.3% primarily due to the impact of last year's store closures as well as the anniversarying of last year’s rollout of a large new uniform program for our corporate apparel segment.

•

Comparable sales increased 4.9% at Jos. A. Bank while comparable sales decreased 1.0% at Men's Wearhouse, 2.6% at Moores and 0.6% at K&G. Overall, comparable sales for our retail segment increased 0.1%.

•	Operating income was $76.6 million for the third quarter of 2017 compared to operating income of $61.1 million in the third quarter of 2016.
•	Diluted earnings per share were $0.75 for the third quarter of 2017 compared to diluted earnings per share of $0.58 in the third quarter of 2016.

Key liquidity metrics for the nine months ended October 28, 2017 include:

•	Cash and cash equivalents at the end of the third quarter of 2017 were $126.2 million, an increase of $91.3 million compared to the end of the third quarter of 2016.
•	Cash provided by operating activities was $252.5 million for the first nine months of 2017 compared to $176.9 million for the first nine months of 2016.
•	Capital expenditures were $56.0 million for the first nine months of fiscal 2017 compared to $80.6 million for the first nine months of fiscal 2016.
•	We repaid $9.9 million on our term loan, repurchased and retired $115.0 million in face value of senior notes and had no borrowings outstanding on our revolving credit facility as of October 28, 2017.
•	Dividends paid totaled $26.9 million for the nine months ended October 28, 2017.

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

	For the Three Months Ended		For the Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016
Costs to terminate Macy's agreement (1)	$—	$—	$17.2	$—
Restructuring and other charges(2)	—	10.9	—	59.1
Integration costs related to Jos. A. Bank(3)	—	1.4	—	7.1
Purchase accounting related charges for Jos. A. Bank	—	—	—	(0.6)
Other	—	—	—	2.6
Total (4)	$—	$12.3	$17.2	$68.2

(1)	See Note 2 to the condensed consolidated financial statements for additional information.
(2)	See Note 3 to the condensed consolidated financial statements for additional information.
(3)

For the three months ended October 29, 2016, integration costs related to Jos. A. Bank included $0.1 million of severance costs. For the nine months ended October 29, 2016, integration costs related to Jos. A. Bank included $2.0 million of severance costs.

(4)

For the three months ended October 29, 2016, consists of $13.3 million included in selling, general and administrative expenses ("SG&A") offset by a $1.0 million reduction in cost of sales.  For the nine months ended October 28, 2017, $15.8 million is included in SG&A and $1.4 million is included in cost of sales.  For the nine months ended October 29, 2016, includes $69.9 million in SG&A offset by a $1.7 million reduction in cost of sales.

Store Data

The following table presents information with respect to retail apparel stores and tuxedo shops within Macy's stores in operation during each of the respective fiscal periods:

	For the Three Months Ended		For the Nine Months Ended		For the Year Ended
	October 28,	October 29,	October 28,	October 29,	January 28,
	2017	2016	2017	2016	2017

Open at beginning of period:	1,484	1,767	1,667	1,724	1,724
Opened (1)	2	26	4	173	178
Closed (2)	(6)	(83)	(191)	(187)	(235)
Open at end of the period	1,480	1,710	1,480	1,710	1,667

Men’s Wearhouse(3)	720	713	720	713	716
Men’s Wearhouse and Tux	51	61	51	61	58
Tuxedo shops @ Macy’s	—	170	—	170	170
Jos. A. Bank(4)	493	550	493	550	506
Moores	126	126	126	126	126
K&G	90	90	90	90	91
	1,480	1,710	1,480	1,710	1,667

(1)	Includes 158 tuxedo shops within Macy's stores opened in the nine months ended October 29, 2016 and in the year ended January 28, 2017.
(2)	All 170 tuxedo shops within Macy's stores were closed during the second quarter of 2017.
(3)	Includes one Joseph Abboud store.
(4)	Excludes franchise stores.

During the third quarter of 2017, we opened two Men's Wearhouse stores and closed six stores (three Jos. A. Bank stores and three Men's Wearhouse and Tux stores).

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

Results of Operations

For the Three Months Ended October 28, 2017 Compared to the Three Months Ended October 29, 2016

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	For the Three Months Ended(1)
	October 28,	October 29,
	2017	2016
Net sales:
Retail clothing product	70.9%	67.9%
Rental services	15.6	16.4
Alteration and other services	5.7	5.9
Total retail sales	92.2	90.2
Corporate apparel clothing product	7.8	9.8
Total net sales	100.0%	100.0%
Cost of sales(2):
Retail clothing product	43.0	43.1
Rental services	16.2	16.5
Alteration and other services	74.4	67.2
Occupancy costs	13.9	14.3
Total retail cost of sales	54.2	54.1
Corporate apparel clothing product	73.6	67.7
Total cost of sales	55.8	55.5
Gross margin(2):
Retail clothing product	57.0	56.9
Rental services	83.8	83.5
Alteration and other services	25.6	32.8
Occupancy costs	(13.9)	(14.3)
Total retail gross margin	45.8	45.9
Corporate apparel clothing product	26.4	32.3
Total gross margin	44.2	44.5
Advertising expense	4.8	5.4
Selling, general and administrative expenses	30.0	31.9
Operating income	9.5	7.2
Interest income	0.0	0.0
Interest expense	(3.0)	(3.0)
Gain on extinguishment of debt, net	0.3	0.2
Earnings before income taxes	6.8	4.4
Provision for income taxes	2.2	1.1
Net earnings	4.5%	3.4%

(1)	Percentage line items may not sum to totals due to the effect of rounding.
(2)	Calculated as a percentage of related sales.

Net Sales

Total net sales decreased $36.1 million, or 4.3%, to $810.8 million for the third quarter of 2017 as compared to the third quarter of 2016.

Total retail sales decreased $16.2 million, or 2.1%, to $747.5 million for the third quarter of 2017 as compared to the third quarter of 2016 primarily due to a $12.3 million decrease in rental service revenues partially reflecting the impact of last year’s store closures and a $4.0 million decrease in alteration and other services revenues.  The decrease in total retail sales is further described below:

(in millions)	Amount Attributed to
$(4.3)	1.0% decrease in comparable sales at Men's Wearhouse.
7.1	4.9% increase in comparable sales at Jos. A. Bank.
(0.4)	0.6% decrease in comparable sales at K&G.
(1.5)	2.6% decrease in comparable sales at Moores(1).
(14.9)	Decrease in non-comparable sales (primarily due to closed stores).
2.6	Increase in net sales resulting from change in U.S./Canadian dollar exchange rate.
(4.8)	Other (primarily decrease in alteration revenues).
$(16.2)	Decrease in total retail sales.

(1)	Comparable sales percentages for Moores are calculated using Canadian dollars.

Comparable sales is defined as net sales from stores open at least twelve months at period end and includes e-commerce sales. We operate our business using an omni-channel approach and do not differentiate e-commerce sales from our other channels.

The decrease in comparable sales at Men's Wearhouse resulted primarily from lower rental services revenue while comparable sales for clothing increased slightly primarily due to an increase in transactions and units per transaction partially offset by a decrease in average unit retail (net selling prices). At Men's Wearhouse, rental service comparable sales decreased 4.3% primarily reflecting a consumer shift to purchase suits for special occasions. The increase at Jos. A. Bank resulted primarily from an increase in transactions and average unit retail that more than offset a decrease in units per transaction. The decrease at K&G resulted primarily from lower transactions partially offset by increases in average unit retail and units per transaction. The decrease at Moores resulted primarily from decreases in both units per transaction and transactions that more than offset an increase in average unit retail.

Total corporate apparel clothing product sales decreased $19.9 million for the third quarter of 2017 as compared to the third quarter of 2016 primarily due to anniversarying last year's rollout of a large new uniform program partially offset by the impact of a stronger British pound this year compared to last year of approximately $1.1 million.

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

Our total gross margin decreased $18.4 million, or 4.9%, to $358.8 million in the third quarter of 2017 as compared to the third quarter of 2016 primarily as a result of lower corporate apparel net sales.  Total retail segment gross margin decreased $8.2 million in the third quarter of 2017 compared to same period last year primarily due to lower sales.

For the retail segment, total gross margin as a percentage of related sales decreased slightly to 45.8% in the third quarter of 2017 from 45.9% in the third quarter of 2016.

Occupancy costs, which includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation decreased $5.3 million primarily due to our store rationalization efforts in 2016. Occupancy costs as a percentage of retail sales decreased to 13.9% for the third quarter of 2017 from 14.3% for the third quarter of 2016.

Corporate apparel gross margin decreased $10.2 million, or 37.9%, in the third quarter of 2017.  For the corporate apparel segment, total gross margin as a percentage of related sales decreased to 26.4% in the third quarter of 2017 from 32.3% in the third quarter of 2016 primarily due to the impact of last year's rollout of a large new uniform program as well as the impact of unfavorable currency fluctuations on previously negotiated pricing arrangements with our United Kingdom ("UK") customers.

Advertising Expense

Advertising expense decreased to $38.7 million in the third quarter of 2017 from $45.7 million in the third quarter of 2016, a decrease of $7.0 million, or 15.3%.  The decrease in advertising expense was driven primarily by reductions in television advertising reflecting a shift to digital advertising, as well as the timing of marketing spend.  As a percentage of total net sales, advertising expense decreased to 4.8% in the third quarter of 2017 from 5.4% in the third quarter of 2016.

Selling, General and Administrative Expenses

SG&A expenses decreased to $243.5 million in the third quarter of 2017 from $270.5 million in the third quarter of 2016, a decrease of $27.0 million, or 10.0%.  As a percentage of total net sales, these expenses decreased to 30.0% in the third quarter of 2017 from 31.9% in the third quarter of 2016.  The components of this 1.9% net decrease in SG&A expenses as a percentage of total net sales and the related dollar changes were as follows:

%	in millions	Attributed to
(1.6)	$(13.3)

Decrease in restructuring, integration and other items as a percentage of sales from 1.6% in the third quarter of 2016 to 0.0% in the third quarter of fiscal 2017.  In the third quarter of 2017, we incurred no such costs.  In the third quarter of 2016, these costs totaled $13.3 million related primarily to restructuring and other costs including our store rationalization and profit improvement programs.

(0.3)	(7.4)

Store salaries decreased $7.4 million primarily due to our store rationalization efforts and decreased as a percentage of sales to 12.2% in the third quarter of 2017 from 12.5% in the third quarter of 2016.

—	(6.3)

Other SG&A expenses as a percentage of sales was flat at 17.8% from the third quarter of 2016  to the third quarter of 2017. Other SG&A expenses decreased $6.3 million primarily due to decreases in employee-related benefit costs as well as decreases in store-related costs resulting from our store rationalization efforts partially offset by increased incentive compensation expense.

(1.9)	$(27.0)	Total

In the retail segment, SG&A expenses as a percentage of related net sales decreased to 24.1% in the third quarter of 2017 from 27.2% in the third quarter of 2016.  SG&A expenses decreased $27.4 million primarily due to decreases in store-related costs resulting from our store rationalization efforts as well as a decrease in restructuring and other costs, primarily related to last year's lease termination costs.

In the corporate apparel segment, SG&A expenses as a percentage of related net sales increased to 21.0% in the third quarter of 2017 from 19.4% in the third quarter of 2016 primarily due to deleveraging from lower sales.  Corporate apparel segment SG&A expenses decreased $2.9 million.

Shared service expenses represent costs not specifically related to the operations of our business segments and are included in SG&A.  Shared service SG&A expenses as a percentage of total net sales increased to 6.2% in the third quarter of 2017 from 5.5% in the third quarter of 2016 primarily due to deleveraging from lower sales. Shared service SG&A expenses increased $3.2 million primarily due to increased incentive compensation expense.

Net Gain on Extinguishment of Debt

Net gain on extinguishment of debt was $2.5 million in the third quarter of 2017 compared to $1.8 million in the third quarter of 2016.  Net gains on extinguishment of debt relate to the repurchasing of our senior notes.

Provision for Income Tax

Our effective income tax rate increased to 32.8% for the third quarter of 2017 from 24.1% for the third quarter of 2016 primarily due to higher U.S. income as compared to income earned in foreign jurisdictions this year compared to last year.

For the third quarter of 2017, the statutory tax rates in Canada and the UK were approximately 26% and 19%, respectively.  For the third quarter of 2016, the statutory tax rate in Canada and the UK were approximately 26% and 20%, respectively.  For the third quarter of 2017 and 2016, tax expense for our operations in foreign jurisdictions totaled $6.2 million and $2.7 million, respectively.

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

Net Earnings

Net earnings were $36.9 million for the third quarter of 2017 compared with net earnings of $28.4 million for the third quarter of 2016.

For the Nine Months Ended October 28, 2017 Compared to the Nine Months Ended October 29, 2016

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	For the Nine Months Ended(1)
	October 28,	October 29,
	2017	2016
Net sales:
Retail clothing product	71.7%	69.9%
Rental services	15.3	15.6
Alteration and other services	5.7	5.8
Total retail sales	92.7	91.3
Corporate apparel clothing product	7.3	8.7
Total net sales	100.0%	100.0%
Cost of sales(2):
Retail clothing product	42.7	44.1
Rental services	16.2	16.3
Alteration and other services	74.7	69.4
Occupancy costs	13.8	13.9
Total retail cost of sales	54.1	54.8
Corporate apparel clothing product	73.6	67.5
Total cost of sales	55.5	55.9
Gross margin(2):
Retail clothing product	57.3	55.9
Rental services	83.8	83.7
Alteration and other services	25.3	30.6
Occupancy costs	(13.8)	(13.9)
Total retail gross margin	45.9	45.2
Corporate apparel clothing product	26.4	32.5
Total gross margin	44.5	44.1
Advertising expense	4.9	5.4
Selling, general and administrative expenses	30.7	32.8
Operating income	8.8	5.9
Interest income	0.0	0.0
Interest expense	(3.1)	(3.0)
Gain on extinguishment of debt, net	0.3	0.1
Earnings before income taxes	6.0	2.9
Provision for income taxes	2.1	0.8
Net earnings	4.0%	2.1%

(1)	Percentage line items may not sum to totals due to the effect of rounding.
(2)	Calculated as a percentage of related sales.

Net Sales

Total net sales decreased $141.0 million, or 5.5%, to $2,444.5 million for the first nine months of 2017 as compared to the first nine months of 2016.

Total retail sales decreased $94.3 million, or 4.0%, to $2,265.8 million for the first nine months of 2017 as compared to the first nine months of 2016 due to a $52.9 million decrease in clothing product revenues primarily reflecting the impact of last year's store closures, a $30.4 million decrease in rental services revenue and an $11.1 million decrease in alteration and other services revenues. The decrease in total retail sales is further described below:

(in millions)	Amount Attributed to
$(26.7)	2.1% decrease in comparable sales at Men's Wearhouse.
24.1	5.4% increase in comparable sales at Jos. A. Bank.
(8.4)	3.5% decrease in comparable sales at K&G.
(3.4)	2.2% decrease in comparable sales at Moores(1).
(68.8)	Decrease in non-comparable sales (primarily due to closed stores).
0.8	Increase in net sales resulting from change in U.S./Canadian dollar exchange rate.
(11.9)	Other (primarily decrease in alteration revenues).
$(94.3)	Decrease in total retail sales.

(1)	Comparable sales percentages for Moores are calculated using Canadian dollars.

Comparable sales is defined as net sales from stores open at least twelve months at period end and includes e-commerce sales.  We operate our business using an omni-channel approach and do not differentiate e-commerce sales from our other channels.

The decrease in comparable sales at Men's Wearhouse resulted primarily from a decrease in transactions partially offset by an increase in average unit retail while units per transaction were flat. At Men's Wearhouse, rental service comparable sales decreased 2.5% primarily reflecting a consumer shift to purchase suits for special occasions. The increase at Jos. A. Bank resulted primarily from an increase in transactions partially offset by a decrease in units per transaction and average unit retail. The decrease at K&G resulted from lower transactions partially offset by an increase in units per transaction and average unit retail. The decrease at Moores resulted from a decrease in units per transaction partially offset by an increase in average unit retail while transactions were essentially flat.

Total corporate apparel clothing product sales decreased $46.7 million for the first nine months of 2017 as compared to the first nine months of 2016 primarily due to anniversarying last year's rollout of a large new uniform program as well as the impact of a weaker British pound this year compared to last year of approximately $9.4 million.

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

Our total gross margin decreased $51.5 million, or 4.5%, to $1,087.9 million in the first nine months of 2017 as compared to the first nine months of 2016.  Total retail segment gross margin decreased $25.4 million, or 2.4%, in the first nine months of 2017 compared to the same period last year primarily due to lower sales.

For the retail segment, total gross margin as a percentage of retail sales increased to 45.9% in the first nine months of 2017 from 45.2% in the first nine months of 2016 driven primarily as a result of anniversarying lower gross margins last year, driven by clearance activity in preparation of our closing of our factory/outlet stores.

Occupancy costs, which includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation  decreased $15.7 million primarily due to our store rationalization efforts in 2016. Occupancy costs as a percentage of retail sales decreased from 13.9% in the first nine months of 2016 to 13.8% in the first nine months of 2017.

Corporate apparel gross margin decreased $26.0 million, or 35.6%, in the first nine months of 2017 as compared to the first nine months of 2016.  For the corporate apparel segment, total gross margin as a percentage of related sales decreased to 26.4% in the first nine months of 2017 from 32.5% in the first nine months of 2016 primarily due to the impact of last year's rollout of a large new uniform program as well as the impact of unfavorable currency fluctuations on previously negotiated pricing arrangements with our UK customers.

Advertising Expense

Advertising expense decreased to $120.8 million in the first nine months of 2017 from $138.5 million in the first nine months of 2016, a decrease of $17.7 million, or 12.8%.  The decrease in advertising expense was driven primarily by reductions in television advertising reflecting a shift to digital advertising, as well as the timing of marketing spend. As a percentage of total net sales, advertising expense was 4.9% in the first nine months of 2017 compared to 5.4% in the first nine months of 2016.

Selling, General and Administrative Expenses

SG&A expenses decreased to $751.0 million in the first nine months of 2017 from $849.1 million in the first nine months of 2016, a decrease of $98.1 million, or 11.6%.  As a percentage of total net sales, these expenses decreased to 30.7% in the first nine months of 2017 from 32.8% in the first nine months of 2016.  The components of this 2.1% decrease in SG&A expenses as a percentage of total net sales and the related dollar changes were as follows:

%	in millions	Attributed to
(2.1)	$(54.1)

Decrease in restructuring, integration and other items as a percentage of sales to 0.6% in the first nine months of 2017 from 2.7% in the first nine months of 2016.  For the first nine months of 2017, these costs totaled $15.8 million related to costs to terminate the Macy's agreement.  For the first nine months of 2016, these costs totaled $69.9 million related primarily to restructuring and other costs including our store rationalization and profit improvement programs.

(0.2)	(24.0)

Store salaries decreased $24.0 million primarily due to our store rationalization efforts and decreased as a percentage of sales to 12.6% in the first nine months of 2017 from 12.8% in the first nine months of 2016.

0.2	(20.0)

Increase in other SG&A expenses as a percentage of sales to 17.5% in the first nine months of 2017 from 17.3% in the first nine months of 2016 primarily due to deleveraging from lower sales. Other SG&A expenses decreased $20.0 million primarily due to decreases in employee-related benefit costs as well as decreases in store-related costs resulting from our store rationalization efforts.

(2.1)	$(98.1)	Total

In the retail segment, SG&A expenses as a percentage of related net sales decreased to 25.1% in the first nine months of 2017 from 27.6% in the first nine months of 2016. SG&A expenses decreased $81.5 million primarily due to decreases in store-related costs resulting from our store rationalization efforts as well as a decrease in restructuring and other costs, primarily related to last year's lease termination costs partially offset by costs to terminate the Macy's agreement in 2017.

In the corporate apparel segment, SG&A expenses as a percentage of related net sales increased to 21.8% in the first nine months of 2017 from 21.1% in the first nine months of 2016 primarily due to deleverage from lower sales.  Corporate apparel segment SG&A expenses decreased $8.6 million primarily due to the impact of a weaker British pound this year compared to last year.

Shared service expenses represent costs not specifically related to the operations of our business segments and are included in SG&A.  Shared service SG&A expenses as a percentage of total net sales was flat at 5.9% in the first nine months of 2017 compared to the first nine months of 2016. Shared service SG&A expenses decreased $8.0 million primarily due to decreases in costs associated with last year's profit improvement program partially offset by increased incentive compensation expense.

Net Gain on Extinguishment of Debt

Net gain on extinguishment of debt was $6.5 million in the first nine months of 2017 compared to $1.7 million in the first nine months of 2016.  Net gains on extinguishment of debt primarily relate to the repurchasing of our senior notes.

Provision for Income Tax

Our effective income tax rate increased to 34.2% for the first nine months of 2017 from 27.3% for the first nine months of 2016 primarily due to higher U.S. income as compared to income earned in foreign jurisdictions this year compared to last year as well as the recognition of $2.2 million of tax deficiencies related to the vesting of stock-based awards resulting from the adoption of new accounting guidance related to stock-based compensation.

For the first nine months of 2017, the statutory tax rates in Canada and the UK were approximately 26% and 19%, respectively.  For the first nine months of 2016, the statutory tax rate in Canada and the UK were approximately 26% and 20%, respectively.  For the first nine months of 2017 and 2016, tax expense for our operations in foreign jurisdictions totaled $12.2 million and $9.3 million, respectively.

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

Net Earnings

Net earnings were $97.2 million for the first nine months of 2017 compared with net earnings of $55.0 million for the first nine months of 2016.

Liquidity and Capital Resources

Our primary sources of working capital are cash flows from operations and available borrowings under our revolving credit agreement, as described below.  The following table provides details on our cash and cash equivalents and working capital position as of October 28, 2017,  October 29, 2016 and January 28, 2017 (in thousands):

	October 28,	October 29,	January 28,
	2017	2016	2017
Cash and cash equivalents	$126,244	$34,948	$70,889
Working capital	$735,635	$726,177	$705,797

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

In October 2017, The Men’s Wearhouse amended the ABL Facility, which now provides for a senior secured revolving credit facility of $550.0 million, with possible future increases to $650.0 million under an expansion feature, that matures in October 2022, and is guaranteed, jointly and severally, by Tailored Brands, Inc. and certain of our U.S. subsidiaries. The ABL Facility has several borrowing and interest rate options including the following indices:  (i) adjusted LIBOR, (ii) Canadian Dollar Offered Rate ("CDOR") rate, (iii) Canadian prime rate or (iv) an alternate base rate (equal to the greater of the prime rate, the New York Federal Reserve Bank (“NYFRB”) rate plus 0.5% or adjusted LIBOR for a one-month interest period plus 1.0%). Advances under the ABL Facility bear interest at a rate per annum using the applicable indices plus a varying interest rate margin of up to 1.75%.  The ABL Facility also provides for fees applicable to amounts available to be drawn under outstanding letters of credit which range from 1.25% to 1.75%, and a fee on unused commitments of 0.25%.

We utilize letters of credit primarily as collateral for workers compensation claims and to secure inventory purchases.  At October 28, 2017, letters of credit totaling approximately $38.7 million were issued and outstanding. As of October 28, 2017, there were no borrowings outstanding under the ABL Facility. Borrowings available under the ABL Facility as of October 28, 2017 were $511.3 million.

The Credit Facilities and the Senior Notes contain customary non-financial and financial covenants, including fixed charge coverage ratios, total leverage ratios and secured leverage ratios.  In addition, we are currently restricted on our ability to pay dividends on our common stock in excess of $10.0 million per quarter. Since entering into these financing arrangements, our total leverage ratio and secured leverage ratio have been above the maximums specified in the agreements, which was anticipated when we entered into these arrangements. As a result, we were subject to certain additional restrictions, including limitations on our ability to make significant acquisitions and incur additional indebtedness. As of October 28, 2017, our total leverage ratio and secured leverage ratio were below the maximums specified in the agreements and we believe these ratios will remain below the maximums specified in the agreements during the remainder of fiscal 2017 and beyond, which will result in the elimination of these additional restrictions.

The Term Loan is guaranteed, jointly and severally, by Tailored Brands, Inc. and certain of our U.S. subsidiaries and will mature in June 2021.  The interest rate on the Term Loan is based on 1-month LIBOR, which was 1.24% at October 28, 2017, plus the applicable margin which is currently 3.50%, resulting in a total interest rate of 4.74%.  In January 2015, we entered into an interest rate swap agreement, in which the variable rate payments due under a portion of the Term Loan were exchanged for a fixed rate.  In April 2017, we entered into an additional interest rate swap agreement to exchange variable rate payments under a portion of the Term Loan for a fixed rate.  At October 28, 2017, the total notional amount under our interest rate swaps is $490.0 million.

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

As a result of our interest rate swaps and the Incremental Agreement, we have converted a significant portion of the variable interest rate under the Term Loan to a fixed rate and, as of October 28, 2017, the Term Loan had a weighted average interest rate of 5.13%.

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

Cash Flow Activities

Operating activities — Net cash provided by operating activities was $252.5 million and $176.9 million for the first nine months of 2017 and 2016, respectively.  The $75.7 million increase was driven by higher net earnings compared to last year, planned reductions in rental product and inventory purchases, primarily resulting from our store rationalization efforts, as well as timing of income tax payments, partially offset by a decrease in other assets related to prior year income tax refunds.

Investing activities — Net cash used in investing activities was $54.3 million and $79.9 million for the first nine months of 2017 and 2016, respectively.  The $25.7 million decrease was driven by a decrease in capital expenditures primarily due to last year's investments to expand our distribution capacity.

Financing activities — Net cash used in financing activities was $146.3 million and $88.9 million for the first nine months of 2017 and 2016, respectively.  The $57.4 million increase primarily reflects the impact of additional debt repayments this year compared to last year.

Share repurchase program — In March 2013, the Board of Directors (the "Board") approved a share repurchase program for our common stock.  At October 28, 2017, the remaining balance available under the Board's authorization was $48.0 million.  During the first nine months of 2017 and 2016, no shares were repurchased in open market transactions under the Board's authorization.

Dividends — Cash dividends paid were $26.9 million and $26.4 million for the first nine months of 2017 and 2016, respectively.  During each of the quarters ended October 28, 2017 and October 29, 2016, we declared quarterly dividends of $0.18 per share.

Future Sources and Uses of Cash

Our primary uses of cash are to finance working capital requirements of our operations and to repay our indebtedness.  In addition, we will use cash to fund capital expenditures, income taxes, dividend payments, operating leases and various other commitments and obligations, as they arise.

During the course of the first nine months of 2017, we borrowed and repaid amounts under our ABL Facility with the maximum borrowing outstanding at any point in time totaling $34.7 million.

Capital expenditures are anticipated to be approximately $90.0 million for 2017.  This amount includes the anticipated costs to open four Men's Wearhouse stores and to relocate or remodel approximately 10 stores.  The balance of the capital expenditures for 2017 will be used for store refreshes, point-of-sale and other computer equipment and systems, distribution facilities and investment in other corporate assets.

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

As discussed in Note 5 and Note 14 of the Notes to the Condensed Consolidated Financial Statements, we have undertaken steps to mitigate our exposure to changes in interest rates on our indebtedness.  As of October 28, 2017, 90% of our total debt was at a fixed rate with the remainder at a variable rate.  As a result, we believe our interest rate risk is substantially mitigated.  At October 28, 2017, the effect of one percentage point change in interest rates would result in an approximate $1.5 million change in annual interest expense on our Term Loan.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the fiscal third quarter ended October 28, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 16 of the Notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

ITEM 6 — EXHIBITS

Exhibits filed with this quarterly report on Form 10-Q are incorporated herein by reference as set forth in the Index to Exhibits on page 46.

EXHIBIT INDEX

Exhibit Number		Exhibit Index

10.1	—

Amendment No. 2 to ABL Facility (including Annex A), dated as of October 25, 2017, by and among the Company, and the other Co-Borrowers, the U.S. ABL Administrative Agent, the Canadian ABL Administrative Agent and the ABL Lenders (filed herewith).

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

The following financial information from Tailored Brands, Inc.’s Quarterly Report on Form 10‑Q for the three and nine months ended October 28, 2017 formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

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

Dated: December 7, 2017	TAILORED BRANDS, INC.

	By	/s/ JACK P. CALANDRA
Jack P. Calandra
Executive Vice President, Chief Financial Officer and Treasurer