Form 10-K
period 2018-02-03
TAILORED BRANDS INC
filed 2018-03-30
CIK 884217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2018
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non‑affiliates of the registrant, based on the closing price of shares of common stock on the New York Stock Exchange on July 29, 2017, was approximately $607.4 million.

The number of shares of common stock of the registrant outstanding on March 23, 2018 was 49,292,856.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated as to
Notice and Proxy Statement for the Annual Meeting of	Part III: Items 10, 11, 12, 13 and 14
Shareholders scheduled to be held June 21, 2018

FORM 10‑K REPORT INDEX

Effective January 31, 2016, Tailored Brands, Inc., a Texas corporation (“Tailored Brands” or the “Company”), became the successor reporting company to The Men’s Wearhouse, Inc. (“Men’s Wearhouse”) pursuant to a holding company reorganization (the “Reorganization”).

Unless the context otherwise requires, references in this report to “Company,” “we,” “us” and “our” for periods prior to January 31, 2016, refer to Men’s Wearhouse which was the parent company and the registrant prior to the Reorganization, and, for periods after the Reorganization, to Tailored Brands, which is the current parent holding company, in each case including its consolidated subsidiaries. References herein to years are to the Company’s 52‑week or 53‑week fiscal year, which ends on the Saturday nearest January 31 in the following calendar year. The periods presented in our financial statements are the fiscal years ended February 3, 2018 (“fiscal 2017”), January 28, 2017 (“fiscal 2016”), and January 30, 2016 (“fiscal 2015”). Each of these periods had 52 weeks except for fiscal 2017, which consisted of 53 weeks.

Forward‑Looking and Cautionary Statements

Certain statements made in this Annual Report on Form 10‑K or in other materials we have filed or will file with the Securities and Exchange Commission (“SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward‑looking statements (as defined in the Private Securities Litigation Reform Act of 1995), including, but not limited to, statements regarding our future financial performance and financial condition.  Words such as “expects,” “anticipates,” “envisions,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements.  Forward‑looking statements reflect our current views regarding certain events that could affect our financial condition or results of operations and may include, but are not limited to, references to future sales, comparable sales, margins, costs, earnings, number and costs of store openings, closings, remodels, refreshes, relocations and expansions, capital expenditures, potential acquisitions or divestitures, synergies from acquisitions, business strategies, demand for clothing or rental product, economic conditions, market trends in the retail and corporate apparel clothing business, currency fluctuations, inflation and various political, legal, regulatory, social, economic and business trends. Forward‑looking statements are based upon management’s current beliefs or expectations and are inherently subject to significant business, economic and competitive risks, uncertainties and contingencies and third party approvals, many of which are beyond our control.

Any forward‑looking statements that we make herein and in future reports are not guarantees of future performance, and actual results may differ materially from those in such forward‑looking statements as a result of various factors. Factors that might cause or contribute to such differences include, but are not limited to: actions or inactions by governmental entities; domestic and international macro‑economic conditions; inflation or deflation; the loss of, or changes in, key personnel; success, or lack thereof, in formulating or executing our internal strategies and operating plans including new store and new market expansion plans; cost reduction initiatives and revenue enhancement strategies; changes in demand for clothing or rental product; market trends in the retail business; customer confidence and spending patterns; changes in traffic trends in our stores; customer acceptance of our merchandise strategies, including custom clothing; performance issues with key suppliers; disruptions in our supply chain; severe weather; foreign currency fluctuations; government export and import policies; advertising or marketing activities of competitors; the impact of cybersecurity threats or data breaches and legal proceedings.

Forward‑looking statements are intended to convey the Company’s expectations about the future, and speak only as of the date they are made.  We undertake no obligation to publicly update or revise any forward‑looking statements that may be made from time to time, whether as a result of new information, future developments or otherwise, except as required by applicable law. However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted.  This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995, and all written or oral forward-looking statements that are made by or attributable to us are expressly qualified in their entirety by the cautionary statements contained or referenced in this section.

PART I

ITEM 1.  BUSINESS

General

We are the leading specialty retailer of men’s tailored clothing and the largest men’s formalwear provider in the United States (“U.S.”) and Canada and help men dress for work and special occasions. We serve our customers through an expansive omni-channel network that includes over 1,400 locations in the U.S. and Canada as well as our branded e-commerce websites at www.menswearhouse.com, www.josbank.com, and www.josephabboud.com.

Our Brands and Products

Our U.S. retail stores are operated under the Men’s Wearhouse, Men’s Wearhouse and Tux, Jos. A. Bank, Joseph Abboud and K&G brand names and are operated in 50 states, the District of Columbia and Puerto Rico. Our Canadian stores are operated under the Moores brand name and operate in 10 Canadian provinces. As of February 3, 2018, the Company operated 1,477 stores throughout the U.S., Puerto Rico and Canada.  In addition, at February 3, 2018, we operated 38 retail dry cleaning, laundry and heirlooming facilities through MW Cleaners in Texas. These operations comprise our retail segment.  On February 28, 2018, we entered into a definitive agreement to divest our MW Cleaners business for approximately $18.0 million, subject to certain adjustments, and the transaction closed on March 3, 2018.

We also own and operate a factory located in New Bedford, Massachusetts that manufactures quality U.S. made tailored clothing primarily under the Joseph Abboud and Reserve labels consisting of designer suits (including custom suits), tuxedos, sport coats and slacks that we sell in our Men’s Wearhouse or Jos. A. Bank stores as well as our Joseph Abboud flagship store and via our e-commerce websites.  We also sell Joseph Abboud branded tailored clothing in our Moores stores, which is produced by a third party in Canada.

Additionally, we operate an international corporate apparel business with operations in both the United Kingdom (“UK”) and the U.S. Our UK-based business is the largest provider of corporate apparel in the UK under the Dimensions, Alexandra and Yaffy brands.  In the U.S., our corporate apparel business operates under the Twin Hill brand name.  Our corporate apparel business provides corporate clothing uniforms and workwear to workforces through multiple channels including managed corporate accounts, catalogs and the internet at www.dimensions.co.uk, www.alexandra.co.uk, and www.twinhill.com.

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

Retail Segment

Overview

In our retail segment, we offer our products and services primarily through our retail brands—Men’s Wearhouse, Men’s Wearhouse and Tux, Jos. A. Bank, Moores, Joseph Abboud, and K&G—and the internet at www.menswearhouse.com, www.josbank.com, and www.josephabboud.com. Men’s Wearhouse, Moores and K&G each operate as a house of brands carrying a wide selection of exclusive and non‑exclusive merchandise brands. Jos. A. Bank is a branded house where substantially all merchandise is sold under the exclusive Jos. A. Bank label. Joseph Abboud is our premium brand which is sold under various labels at Men’s Wearhouse, Jos. A. Bank and Moores and in our Joseph Abboud flagship store in New York.

MW Cleaners is also included in the retail segment as these operations have not had a significant effect on our revenues or expenses.

In June 2015, we entered into an agreement with Macy’s, Inc. to operate men’s tuxedo rental shops inside Macy’s department stores. During the first quarter of fiscal 2017, we reached an agreement with Macy’s to wind down these operations.  All 170 tuxedo shops within Macy’s closed in the second quarter of 2017.

Men’s Wearhouse, Men’s Wearhouse and Tux and Moores

Men’s Wearhouse and Moores target the male consumer (18 to 65 years old) by providing superior, personalized customer service and offering a broad selection of exclusive and non‑exclusive merchandise brands at regular and sale prices that we believe are competitive with specialty retailers and traditional department stores. Our merchandise includes suits, suit separates, sport coats, slacks, formalwear, business casual, denim, sportswear, outerwear, dress shirts, shoes and accessories in classic, modern and slim fits and in a wide range of sizes including a selection of “Big and Tall” product.

Although basic styles comprise our core offerings, each season’s merchandise reflects current fit, fabric style and color trends. The inventory mix at our Men’s Wearhouse and Moores stores includes business, formalwear, business casual and casual merchandise designed to meet the demand of our customers. The broad merchandise selection creates increased sales opportunities by permitting a customer to purchase substantially all of his wardrobe and accessory requirements at our retail apparel stores. Based on our experience, we believe that the depth of selection of our merchandise offerings provides us with an advantage over our competitors.

During fiscal 2016, we introduced a new collection of custom apparel consisting of suits, sport coats, slacks, shirts, tuxedos and vests, which are personalized to each customer’s specifications. In fiscal 2017, we experienced a significant increase in sales for custom clothing and believe it is a key growth initiative going forward.  See “Business Strategy” for additional information on the performance of custom clothing and other strategic initiatives for 2018 and beyond.

We also offer a full selection of special occasion offerings including tuxedo and suit rental product (collectively, “rental product”). We believe our rental product broadens our customer base by drawing first‑time and younger customers into our stores.  During fiscal 2017, we experienced an increase in the consumer’s preference to purchase suits or formalwear for their special occasion needs instead of renting product.  We believe this trend is favorable for our business as customers who purchase rather than rent tend to have a higher lifetime value for our business.  Regardless of whether our customer chooses to purchase or rent their special occasion clothing, we believe we are well-positioned to meet our customers’ special occasion needs.

At February 3, 2018, we operated 718 Men’s Wearhouse retail apparel stores in 50 states, the District of Columbia and Puerto Rico. These stores are referred to as “Men’s Wearhouse stores” or “full line stores” that offer a full selection of retail merchandise and rental product. Men’s Wearhouse stores are primarily located in regional strip and specialty retail shopping centers or in freestanding buildings as we believe that men prefer direct and easy store access that enables our customers to park near the entrance of the store.

At February 3, 2018, we also operated another 51 stores in 23 states branded as Men’s Wearhouse and Tux. These stores are referred to as “rental stores” and offer a full selection of rental product and a limited selection of retail merchandise, and are located primarily in regional malls and lifestyle centers.  Since 2013, we have closed 197 Men’s Wearhouse and Tux stores, consistent with our strategy and as we continued to experience a consumer driven shift of rental revenues to our full line stores located in close proximity to the rental stores.

At February 3, 2018, we operated 126 Moores retail apparel stores in 10 Canadian provinces. Moores stores are primarily located in regional strip and specialty retail shopping centers.

Jos. A. Bank

Jos. A. Bank targets the male consumer (25 to 65 years old) emphasizing superior service, high quality tailored business and formal attire, substantially all of which is Jos. A. Bank branded product including our Reserve and 1905 labels. Jos. A. Bank merchandise consists of suits, suit separates, sport coats, slacks, formalwear, business casual, denim, sportswear, outerwear, dress shirts, shoes and accessories in primarily classic styles and in a wide range of sizes including a selection of “Big and Tall” product. Although the target gender and age of the Jos. A. Bank customer are similar to Men’s Wearhouse, we believe the Jos. A. Bank customer and the Men’s Wearhouse customer are distinct and, based on information from our loyalty programs, we believe that there is minimal overlap between the Jos. A. Bank customer and the Men’s Wearhouse customer.

Our merchandising strategy is focused on classic styling with attention to detail in quality materials and workmanship. Based on our experience, we believe that the depth of selection of our merchandise offerings provides us with an advantage over our competitors.

During fiscal 2016, we also introduced custom apparel at Jos. A. Bank consisting of suits, sport coats, slacks, shirts, tuxedos and vests, which are personalized to each customer’s specifications.  Similar to Men’s Wearhouse and Moores, we experienced a significant increase in sales for custom clothing and believe it is a key aspect of our business strategy.

We also offer a full selection of special occasion rental product at Jos. A. Bank and believe our rental product offering provides the opportunity to broaden our customer base by drawing first‑time and younger customers into our stores.  As is the case at Men’s Wearhouse, we believe Jos. A. Bank is well-positioned to meet its customers’ special occasion needs, through retail clothing offerings, rental product or custom offerings.

At February 3, 2018, we operated 491 Jos. A. Bank retail apparel stores in 42 states and the District of Columbia. Jos. A. Bank stores are primarily located in specialty retail centers. In addition, as of February 3, 2018, there are 14 franchise stores.

K&G

K&G stores offer a more value‑oriented superstore approach that we believe appeals to the more price‑sensitive customer in the apparel market. K&G offers first‑quality, current‑season apparel and accessories comparable in quality to that of traditional department stores, at prices we believe are typically up to 60% below the regular prices charged by such stores. K&G’s merchandising strategy emphasizes broad assortments across all major categories of both men’s and women’s career and casual apparel in a wide range of sizes including “Big and Tall” and “Women’s plus sizes” as well as tailored clothing, dress furnishings, sportswear, accessories, shoes and children’s apparel. This merchandise selection, which includes exclusive and non‑exclusive merchandise brands, positions K&G to attract a wide range of customers in each of its markets.

At February 3, 2018, we operated 90 K&G stores in 27 states, 86 of which offer women’s career apparel, sportswear, accessories, shoes and children’s apparel. K&G stores are “destination” stores located primarily in second generation strip shopping centers that are easily accessible from major highways and thoroughfares.

Business Strategy

Our plan for positioning Tailored Brands for long-term sustainable growth includes our strategy to tailor our products and services to our customers’ lifestyles.  In the near term, this plan includes:

•	Expanding our portfolio of exclusive offerings, particularly custom clothing;
•	Increasing new customer acquisition and enhancing existing customer loyalty through brand-building marketing that educates consumers about our superior product and service experience; and
•	Enhancing our omni‑channel capabilities.

Expanding Our Portfolio of Exclusive Offerings, Particularly Custom Clothing

We believe that expanding the number of exclusive offerings that we carry will increase our sales and profitability. In particular, we believe our ability to make custom clothing, particularly custom suits, as easy and affordable to buy as “off-the-rack” tailored clothing represents an opportunity to grow our market share in men’s apparel.

In fiscal 2017, our custom clothing business more than doubled versus the prior year to over $100 million, or approximately 4% of retail clothing product net sales.  Our custom clothing offerings are available at all Men’s Wearhouse, Jos. A. Bank and Moores locations with two price points: an entry-level offering and a premium offering.  Our custom clothing offering is designed to personalize both the clothing and the shopping experience and to foster a long-term relationship with our customers.  Our research shows that men who buy custom suits from us are more satisfied with their purchase, shop more frequently and spend more in a year than off-the-rack customers.

In 2018, we plan to accelerate the growth of our custom clothing business by increasing our advertising spending to more broadly promote our custom clothing offerings as well as improving our in-store presentation of our custom clothing offerings.

We believe we have superior competitive advantages with respect to custom clothing because we have: 1) a convenient U.S. and Canada store footprint staffed by expert wardrobe consultants and tailors; 2) supply chain advantages with our owned factory that manufactures our premium custom clothing in the U.S. and strong relationships and scale advantages with foreign manufacturers for our entry level custom clothing; and 3) unique design capabilities creating exclusive brands and products for our customers.

In addition to custom clothing, we plan to continue to focus on growth through product innovation.  This includes performance fabrics such as our Kenneth Cole AWEAR-TECH offerings available at Men’s Wearhouse and Moores stores and our Jos. A. Bank TravelTech offering.  We also plan to continue to develop brands that will resonate with millennial customers, such as our 1905 line at Jos. A. Bank and socially responsible brands including our “Awearness Kenneth Cole” at Men’s Wearhouse and Moores.  A contribution from all “Awearness Kenneth Cole” products sold goes toward helping veterans transition back into the workforce.

Increasing New Customer Acquisition and Enhancing Existing Customer Loyalty

During fiscal 2017, we delivered positive comparable sales for our retail brands as a whole, with Men’s Wearhouse comparable sales improving throughout the year and turning positive in our fourth quarter, and Jos. A. Bank reporting positive mid-single-digit comparable sales for the year.

We believe our strategy to engage more customers across all channels and to drive customer traffic helped us deliver improvement in comparable sales and we plan to build on these strategies.  For example, in 2018, we plan to continue to shift our marketing strategies to emphasize the reasons why men should shop with us.  We also expect to continue to dedicate a greater share of our marketing mix to digital channels to expand our marketing reach.  In addition, we plan to strengthen our company reputation for social responsibility and grow brand affinity through our National Suit Drive, Canadian Suit Drive, merchandise donations and social cause campaigns that resonate with our target customers including those that support our veterans and certain cancer prevention efforts.

We will continue to focus on our in-store experience to promote a more engaged, personalized shopping experience that features our wardrobe consultants who help men create their personal style.  We intend to build customer loyalty by gaining a greater understanding of our customer’s needs, helping him meet those needs, and giving him confidence in the way he looks.  We have formalized a customer satisfaction measurement and feedback loop at the store level that elevates and standardizes the customer experience and focuses our stores on building long-term relationships with our customers.

We also expect to promote our loyalty programs to encourage new members and entice existing members to shop with us more frequently. Through our loyalty programs, we reward our loyal customers and are able to leverage the data our customers share with us to deliver a relevant and engaging experience that considers their lifestyles and preferences.

Enhancing Our Omni‑channel Capabilities

We plan to drive growth by providing an online sales experience that combines the advantages of our physical stores with an information-rich online shopping experience via our mobile-friendly websites and mobile applications. We are channel agnostic and want our customers to be able to shop whenever, wherever and however they choose across all channels in a seamless, connected way.  As a result, we are focused on improving our omni-channel strategies, as described in more detail below, to provide our customers with more options to make their shopping experience easy.

Our current omni-channel capabilities include ‘virtualized inventory’ that enables our customers to order items through our websites when not available at the store. We can also ship online purchases from our stores to further enhance our customer’s online shopping experience and reduce delivery times. In 2016, we expanded our distribution center in Houston, Texas, to facilitate our ability to achieve delivery within two business days for most U.S. and Canada orders for Men’s Wearhouse and Jos. A. Bank.

In 2017, we made significant progress advancing our e-Commerce capabilities, including refining product recommendations and introducing a new guided shopping experience called “Look Finder”.  These enhancements have increased both conversion rates and average order values.

In 2018, we intend to continue to build on delivering personalized, high-tech, high-touch service online.  We also expect to continue to make investments in technologies, business processes and personnel to deepen our customer relationships, enhance the customer journey and increase our share of their closet.

Customer Service and Marketing

Men’s Wearhouse, Men’s Wearhouse and Tux, Jos. A. Bank, Joseph Abboud and Moores sales personnel are trained as consultants to provide customers with assistance and advice on their apparel needs, including product style, color coordination, fabric choice and garment fit. Wardrobe consultants are encouraged to offer guidance to the customer at each stage of the decision‑making process, making every effort to earn the customer’s confidence and to create a professional relationship that will continue beyond the initial visit.

K&G stores are designed to allow customers to select and purchase apparel by themselves. For example, each merchandise category is clearly marked and organized by size, and suits are specifically tagged as a means of further assisting customers to easily select their styles and sizes. K&G employees are also available to assist customers with merchandise selection, including correct sizing.

Substantially all of our retail apparel stores offer tailoring services to facilitate timely alterations at a reasonable cost to customers. In addition, we utilize our regional tailor shops, which receive merchandise from stores to perform tailoring services and return the merchandise to the selling store for customer pickup.

We offer our “Perfect Fit” loyalty program to our Men’s Wearhouse, Men’s Wearhouse and Tux and Moores customers. In October 2015, we launched the “Bank Account” loyalty program for Jos. A. Bank customers, which offers the same benefits and operates in the same manner as the “Perfect Fit” loyalty program. Under the loyalty programs, customers receive points for purchases. Points are generally equivalent to dollars spent on a one‑for‑one basis, excluding any sales tax dollars. Upon reaching 500 points, customers are issued a $50 rewards certificate that they may use to make purchases at our stores or online. All customers who register for our loyalty programs are eligible to participate and earn points for purchases. We believe that the loyalty programs facilitate our ability to cultivate long‑term relationships with our customers.

Our advertising strategy primarily consists of television, email, online (including social media), mobile, direct mail, telemarketing and bridal shows. In fiscal 2017, we updated our advertising messaging, placing more emphasis on our product offerings and the customer experience, including our wardrobe consultants and tailoring services, and less emphasis on promotional messaging. We also plan to continue to dedicate a greater share of our marketing mix to digital channels to target a broader customer segment.  We believe our updated advertising strategy is the most effective means of both attracting and reaching potential new customers as well as reinforcing the positive attributes of our various brands with our existing customer base. In addition, for Jos. A. Bank, we periodically distribute a catalog to communicate the Jos. A. Bank image, to provide customers with fashion guidance in coordinating outfits and to generate traffic in all of Jos. A. Bank’s sales channels.

Purchasing and Distribution

For the Men’s Wearhouse, Jos. A. Bank and Moores brands and, to a lesser extent, our K&G brand, our vertical direct sourcing model with third‑party manufacturers covers design, product development, manufacturing, testing, quality control, and all necessary logistics required to get merchandise from the factory to the sales floor. We purchase merchandise and rental product from a broad base of manufacturers and do not believe that the loss of any manufacturer would cause a significant negative impact to us. We have no material long‑term merchandise manufacturing contracts and typically transact business on a purchase order‑by‑purchase order basis either directly with manufacturers and fabric mills or with trading companies. We have developed long‑term and reliable relationships with most of our direct manufacturers and fabric mills, which we believe provides stability, quality and price leverage. We also have a subsidiary in Hong Kong to facilitate our sourcing efforts for our products. Furthermore, we work with trading companies that support our relationships with manufacturers for our direct-sourced merchandise and contract agent offices that provide administrative functions on our behalf. The agent offices provide all quality control inspections and ensure that our operating procedures manuals are adhered to by our manufacturers.

We are committed to social responsibility and environmental stewardship and have long supported the work of international agencies and organizations that seek to implement internationally recognized standards for labor practices.  We have developed and implemented a Supplier Code of Conduct that sets forth the compliance requirements that all suppliers must meet to do business with us. Our risk management department oversees our factory compliance efforts, and we also use the services of an outside audit company to conduct regular audits of factories we use.  We strive to work collaboratively with our clothing factories to positively influence them to embed compliance into their daily operations.  We also maintain standards and guidelines related to human trafficking and slavery and our managers with direct responsibility for supply chain management have attended training, particularly with respect to mitigating these risks within the supply chain.  For additional information regarding our commitment to improving factory working conditions, please review our 2017 Sustainability Report, which is available at ir.tailoredbrands.com.

In fiscal 2017, our retail brands sourced approximately 66% of direct sourced merchandise from Asia (39% from China) while 11% was sourced in the U.S. (primarily from our U.S. factory), 6% was sourced in Mexico and 17% was sourced in other regions. Substantially all of our foreign purchases are negotiated and paid for in U.S. dollars.

In 2016, to optimize our shipping and freight costs for our Men’s Wearhouse and Jos. A. Bank brands, we began the process of transitioning to a regional distribution center approach to leverage the geographic locations of our main distribution centers in Texas and Maryland, as well as the hub facilities described below.  In early 2017, we commenced with our regional distribution center strategy.  Merchandise received into these regional distribution centers is either placed in back‑stock or allocated to a store for shipping. In the majority of our larger markets, we also have separate hub distribution facilities or space within certain stores used as redistribution facilities for their respective areas. Merchandise for Moores is distributed to the stores from our distribution center in Montreal, Quebec. The majority of merchandise for our K&G stores is direct shipped by suppliers to the stores with the remainder of K&G merchandise being managed via a third‑party logistics firm.

Our rental product is located in our Houston, Texas distribution center and in six additional distribution facilities located in the U.S. (five) and Canada (one). The six additional distribution facilities also receive limited quantities of retail product, primarily formalwear accessories, that is sold in our Men’s Wearhouse, Men’s Wearhouse and Tux, Jos. A. Bank and Moores stores.

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

Competition

We compete against a broad spectrum of other men’s clothing stores. Our primary competitors include traditional department stores, other specialty men’s clothing stores, online retailers, online formalwear rental providers, off‑price retailers, manufacturer‑owned and independently‑owned outlet stores, independently-owned formalwear rental stores, and all of their respective e-commerce channels. We believe that the principal competitive factors in the men’s apparel market are merchandise assortment, quality, value, garment fit, merchandise presentation, store location and customer service, including on‑site tailoring.

We believe that our merchandise offerings, including exclusive brands and custom clothing, and emphasis on customer service distinguish us from other retailers. Certain of our competitors (principally department stores) may be larger and may have substantially greater financial, marketing and other resources than we have and therefore may have certain competitive advantages.

Corporate Apparel

Overview

Our international corporate apparel business operates under the Dimensions, Alexandra and Yaffy brands primarily in the UK and Europe, and Twin Hill in the U.S., and provides corporate clothing uniforms and workwear to workforces. We offer our corporate apparel clothing products through multiple channels including managed corporate accounts, catalogs and the internet at www.dimensions.co.uk,  www.alexandra.co.uk, and www.twinhill.com. We offer a wide variety of customer branded apparel such as shirts, blouses, trousers, skirts and suits as well as a wide range of other products from aprons to safety vests to high visibility police outerwear. With respect to our managed contracts, we generally provide complete management of our customers’ corporate clothing programs.

Customer Service and Marketing

Our customer base includes companies and organizations in the airline, retail grocery, retail, banking, quick service restaurants, car rental, distribution, travel and leisure, postal, security, healthcare and public sectors. Sector characteristics and economics tend to impact the corporate wear requirements of our individual customers. For example, retail customers typically have high staff turnover levels resulting in large replenishment volumes and significant seasonal demand, while banking customers generally have lower turnover and replenishment requirements but refresh or rebrand uniforms more frequently.

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

Under our managed contracts, our customers work with our in‑house design and technical teams to design and develop uniforms or other corporate wear that creates strong brand identity. We utilize our management information and garment tracking system to highlight trends, identify issues and provide benchmark data for the customer at all levels from individual wearer to enterprise‑wide. This system also allows us to identify potential cost savings and develop solutions on behalf of our customers and to respond quickly to trends or other changing needs.

With respect to our UK catalog and internet operations, customers can design an off‑the‑rack program that provides custom alterations and embroidery on any of our standard, ready‑to‑wear clothing. We work with such customers to create a distinctive, branded program that may include the addition of a company logo or other custom trim.

Purchasing and Distribution

All corporate apparel garment production is outsourced to third‑party manufacturers, including fabric mills, through our direct sourcing programs. We have developed long‑term relationships with most of our direct manufacturers and fabric mills, which we believe provides stability, quality and reliability. We do not have any material long‑term contracts with our manufacturers and we do not believe that the loss of any manufacturer would significantly impact us. We work with contract agent offices that support our relationships with our direct source suppliers and provide administrative functions on our behalf.  In addition, the agent offices assist with quality control inspections and ensure that our manufacturers adhere to our operating procedures manuals.  Also, we operate a dedicated liaison office in Bangladesh to perform these functions.

During 2017, approximately 65% of our corporate wear product purchases was sourced in Asia (primarily China, Pakistan, Bangladesh, and Indonesia) while approximately 35% was sourced from Europe and other regions. Our foreign purchases from Asia are negotiated and paid for in U.S. dollars, while our purchases from Europe and other regions are negotiated and paid for in British pounds or Euros.

As a member of the Ethical Trading Initiative (“ETI”) since 2007, our UK-based supply chain operations have adopted the internationally recognized ETI Base Code of labor practice as part of their efforts to improve working conditions and uphold human rights in an environmentally friendly workplace for the benefit of manufacturers.  In addition our UK operations have written and published on their website their Modern Slavery Statement in accordance with the UK’s Modern Slavery Act of 2015.

To oversee compliance with our Supplier Code of Conduct, we use internal resources as well as third party companies to audit the factories producing our garments. We strive to work collaboratively with clothing factories to positively influence them to embed compliance into their daily operations.

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

Seasonality

Our sales and net earnings are subject to seasonal fluctuations and may vary by brand. Our rental product revenues are heavily concentrated in the second and third quarters (prom and wedding season) while the fourth quarter is the seasonal low point.  With respect to corporate apparel sales and operating results, seasonal fluctuations are not significant but the acquisition of new customers or existing customer decisions to rebrand or revise their corporate wear programs can cause significant variations in period results. Because of these fluctuations, results for any quarter are not necessarily indicative of the results that may be achieved for the full year.

Trademarks and Service Marks

We are the owner in the U.S. and selected other countries of the numerous trademarks and service marks we use including, without limitation, MEN’S WEARHOUSE, MW MEN’S WEARHOUSE (and design), JOS. A. BANK, and JOSEPH ABBOUD and of U.S. and foreign registrations for such marks.  Our rights in the MEN’S WEARHOUSE, JOS. A. BANK, JOSEPH ABBOUD, and other marks and their respective variations are a significant part of our business, as the marks have become well known through our use of the marks in connection with our retail and formalwear rental services and products (both in store and online) and our advertising campaigns.  We are also the owner of various other trademarks and service marks, and corresponding trademark registrations in the U.S., Canada and abroad under which our stores and corporate apparel business operate or which are used to label the products we sell or rent. We intend to maintain and protect our marks and the related registrations.

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

Employees

At February 3, 2018, we had approximately 21,000 employees, consisting of approximately 18,600 in the U.S. and 2,400 in foreign countries, of which approximately 15,400 were full‑time employees. Seasonality affects the number of part‑time employees as well as the number of hours worked by full‑time and part‑time personnel.

At February 3, 2018, approximately 660 of our employees at the factory located in New Bedford, Massachusetts are members of Unite Here, a New England based labor union. The current union contract expires in April 2019.  At February 3, 2018, approximately 25 of our employees at our distribution center located in Quebec, Canada are members of Service Employees Union, Local 800. The current union contract expires in April 2018.

Also, approximately 230 employees working in the Jos. A. Bank Hampstead, Maryland tailoring overflow shop and distribution centers are represented by the Mid‑Atlantic Regional Joint Board, Local 806. The current union contract expires in February 2020. Lastly, approximately 100 Jos. A. Bank sales associates in New York City and four surrounding New York counties are represented by Local 340, New York New Jersey Regional Joint Board, Workers United.  Our most recent collective bargaining agreement covering these employees expires in April 2020.

We believe our relationship with our union and non-union employees is good and we have no reason to believe that we will experience any interruption in our business upon the expiration of these collective bargaining agreements.  At Tailored Brands, we strive every day to create a safe and inclusive workplace and work to create a culture that fosters the needs of our diverse employee family.

Available Information

Our corporate website address is www.tailoredbrands.com. No information contained on any of our websites is intended to be included as part of, or incorporated by reference into, this Annual Report on Form 10‑K. Through the investor relations section of our website, we provide free access to our annual reports on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). In addition, copies of the Company’s annual reports will be made available, free of charge, upon written request. The SEC maintains a website that contains the Company’s filings and other information regarding issuers who file electronically with the SEC at www.sec.gov.

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

Risks Associated with our Business Strategy

As noted on page 5, our overall business strategy is focused on several initiatives. If we cannot successfully execute our business strategy, our consolidated financial condition, results of operations and cash flows could be materially adversely impacted. There are numerous risks associated with this strategy including, but not limited to, the following:

Our success depends, in part, on our ability to meet the changing preferences of our customers and manage merchandise lead times.

We believe that men’s attire is characterized by infrequent and more predictable fashion changes when compared to other apparel sectors. Our success, however, is dependent in part upon our ability to gauge the tastes of our customers and to provide merchandise that satisfies customer demand in a timely manner. As some of our businesses are seasonal, we must purchase and carry a significant amount of inventory prior to peak selling seasons.

We issue purchase orders for the purchase and manufacture of merchandise well in advance of the applicable selling season. As a result, we are vulnerable to demand and pricing shifts. In addition, lead times for many of our purchases are lengthy, which may make it more difficult for us to respond quickly to new or changing merchandise trends or consumer acceptance of our products. As a result, there could be a material adverse effect on our business, financial condition and results of operations if we fail to meet the changing preferences of our customers and manage merchandise lead times appropriately.

We believe our overall product mix makes our business less vulnerable to changes in merchandise trends than many fashion‑forward and specialty apparel retailers; however, our sales and profitability depend upon our continued ability to effectively manage a variety of competitive challenges, including:

•

anticipating and quickly responding to changing trends and consumer demands including casualization of workplace attire and a consumer shift to purchasing suits for special occasions instead of renting product;

•	maintaining favorable brand recognition and effectively marketing our products to consumers in several diverse market segments;
•	developing innovative, high‑quality new products and/or product and brand extensions in sizes, colors and styles that appeal to consumers of varying age groups and tastes, including custom clothing;
•	competitively pricing our products and providing superior service and value to our customers;
•	countering the promotional or other pricing activities of our competitors; and
•	providing strong and effective marketing support.

Increased competition or our failure to meet these competitive challenges could result in price reductions, increased marketing expenditures and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations.

Certain of our strategies, including product innovations and expanding our exclusive offerings, may present greater risks.

We are continuously assessing opportunities to improve store productivity and develop new store concepts and complementary products and services related to our core business, including product innovations and exclusive offerings. We may expend both capital and personnel resources on such business opportunities which may or may not be successful. Additionally, any new concept is subject to certain risks, including customer acceptance, competition, product differentiation and the ability to obtain suitable sites. There can be no assurance that we will be able to develop and grow new concepts, including product innovations and exclusive offerings to a point where they will become profitable or generate positive cash flow.

Our investments in omni‑channel initiatives may not deliver the results we anticipate.

One of our strategic priorities is to further develop an omni‑channel shopping experience for our customers through the integration of our store and digital shopping channels. We continue to explore additional ways to enhance our omni‑channel shopping experience, including further digital integration and customer personalization. These initiatives involve significant investments in information technology systems. If the implementation of our omni‑channel initiatives is not successful, or we do not realize the return on our omni‑channel investments that we anticipate, our operating results would be adversely affected.

We face challenges in managing our store fleet, including limited new store growth potential.

Our growth is dependent, in large part, on our ability to successfully manage our store fleet, including new stores and expansion or remodeling of existing stores and closure of underperforming stores.  We expect to continue opening new stores to increase our sales volume and profitability; however, we believe that our ability to increase the number of new stores in the U.S. and Canada may be limited. Therefore, we may not be able to achieve the same rate of growth that we have historically.

In addition, our ability to manage our store fleet will depend on our ability to obtain suitable locations, negotiate acceptable lease terms, hire qualified personnel and open and operate new stores on a timely and profitable basis. Further, the results achieved by our existing stores may not be indicative of the performance or market acceptance of stores in other locations and the opening of new stores in existing markets may adversely affect sales and/or profitability of established stores in those same markets.

Any future acquisitions or divestitures could result in operating difficulties and could harm our operating results.

From time to time, we may evaluate potential acquisitions or divestitures that would further our strategic objectives.  With respect to acquisitions, we will be subject to a variety of risks, including risks associated with an ability to integrate acquired assets, systems or operations into our existing operations, diversion of management’s attention from core operational matters, higher costs, or unexpected difficulties or problems with acquired assets or entities, outdated or incompatible technologies, labor difficulties or an inability to realize anticipated synergies and efficiencies, whether within anticipated time frames or at all.

With respect to potential divestitures, we will also be subject to a variety of risks, including risks associated with difficulty in finding acquirers or alternative exit strategies on terms that are favorable to us, liabilities for activities of the divested business before the transaction, including litigation claims and disputes, the need to provide transition services to a divested business which may result in the diversion of management resources and focus and potential impairment charges.

If one or more of these risks are realized, it could have an adverse impact on our financial condition and results of operations.

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

Our performance is subject to changes in U.S., Canadian, UK and global economic and political conditions, particularly their impact on the level of consumer discretionary spending and consumer confidence. Some of the factors that may influence consumer spending include high levels of unemployment, increases in the cost of non-discretionary consumer goods, increases in consumer debt levels and applicable interest rates, uncertainties regarding future economic prospects or a decline in consumer confidence or credit availability. Consumer confidence may also be adversely affected by national and international security concerns such as war, terrorism, public health events or natural disasters (or the threat of any of these).  In addition, our reliance on certain external partners leaves us subject to certain risks should one or more of these external partners encounter financial distress or become insolvent.

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

Our success over the long-term depends in large part on our ability to increase sales.  For example, if sales at Men’s Wearhouse were to decrease, the effect on our consolidated financial results would be more significant than if sales were to decrease at any of our other brands. We believe that a variety of factors affect our sales and comparable sales results including, but not limited to, consumer confidence and the level of consumer discretionary spending, changes in economic conditions and consumer disposable income, spending patterns and debt levels, consumer credit availability, weather conditions, the timing of certain holiday seasons, the number and timing of new store openings, changes in the popularity of a retail center, the timing and level of promotional pricing or markdowns, store closings, refreshes, relocations and remodels, changes in fashion trends (including casualization of workplace attire and custom clothing) and our merchandise mix or other competitive factors. Comparable sales fluctuations may impact our ability to leverage our fixed direct expenses, including store rent and store asset depreciation, which may adversely affect our financial condition or results of operations.

Some of our businesses are seasonal.

Our sales and net earnings are subject to seasonal fluctuations and may vary by brand. Our rental product revenues are heavily concentrated in the second and third quarters (prom and wedding season) while the fourth quarter is the seasonal low point.  With respect to corporate apparel sales and operating results, seasonal fluctuations are not significant but the acquisition of new customers or existing customer decisions to rebrand or revise their corporate wear programs can cause significant variations in period results. Because of these fluctuations, results for any quarter are not necessarily indicative of the results that may be achieved for the full year.

Economic conditions and regulatory changes leading up to and following the United Kingdom’s likely exit from the European Union could have a material adverse effect on our corporate apparel’s business and results of operations.

In June 2016, the UK held a referendum in which voters approved an exit from the European Union (the “E.U.”), commonly referred to as “Brexit.”  Negotiations are ongoing to determine the future terms of the UK’s relationship with the E.U.

The announcement of Brexit adversely impacted global markets, including currencies, and resulted in a sharp decline in the value of the British pound, as compared to the U.S. dollar and other currencies. Volatility in exchange rates is expected to continue as the UK negotiates its exit from the European Union. A weaker British pound compared to the U.S. dollar during a reporting period causes local currency results of our UK operations to be translated into fewer U.S. dollars. In fiscal 2017, net sales of our UK operations constituted approximately 6% of our consolidated net sales.

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

We rely on our distribution centers to manage the receipt, storage, sorting, packing and distribution of our merchandise.  As such, we depend on the overall effective management of our distribution center operations including adherence to shipping schedules and proper functioning of our information technology and inventory control systems.  Events, such as disruptions in operations due to fire or other catastrophic events, government shutdowns, delays in customs clearances, software malfunctions, employee matters or shipping problems, may result in delays in the delivery of merchandise to our stores or directly to customers. For example, given our proximity to the Texas gulf coast, it is possible that a hurricane or tropical storm could damage the Houston, Texas distribution center, result in extended power outages or flood roadways into and around the distribution center, any of which would disrupt or delay deliveries to the Houston distribution center and to our stores.

Although we have disaster recovery plans and maintain business interruption and property insurance, there can be no assurance that these plans will work as intended, that our insurance will be sufficient, or that insurance proceeds will be paid timely to us, in the event any of our distribution centers are damaged or shut down for any reason, or if we incur higher costs and longer lead times in connection with a disruption at one or more of our distribution centers.

Our business is global in scope and can be impacted by factors beyond our control.

As a result of our international operations and our sourcing of merchandise and rental product from manufacturers located outside of the U.S., we face the possibility of greater losses from a number of risks inherent in doing business in international markets and from a number of factors which are beyond our control. Such factors that could harm our financial condition and results of operations include, among other things:

•	political instability, civil strife or insurrection, or acts of terrorism, which disrupt trade with the countries where we operate or in which our contractors, suppliers or customers are located;
•	recessions in foreign economies;
•	infrastructure deficiencies, logistic and other challenges in managing our foreign operations;
•	imposition of new legislation or rules relating to imports that may limit the quantity of goods which may be imported into the U.S. from certain countries or regions;
•	obligations associated with being an importer of record, including monitoring and complying with all corresponding legal requirements;
•	imposition of new or higher duties, taxes, tariffs, quotas or other charges on imports;
•	delays in shipping due to port security considerations, labor disputes or other restrictions;
•	issues relating to compliance with domestic or international labor standards which may result in adverse publicity;
•	migration of our manufacturers, which can affect where our raw materials and/or products are or will be produced;
•	volatile global economic, market or political environments;
•	volatile shipping availability, fuel supplies and related costs;
•	the fluctuation in the value of the U.S. dollar relative to the local currencies used by our manufacturers; and
•	increased difficulty in protecting our intellectual property rights in foreign jurisdictions.

In addition, if we were unexpectedly required to change manufacturers or if a manufacturer were unable to supply acceptable merchandise in sufficient quantities on acceptable terms, particularly as it relates to custom clothing, we could experience a disruption in the supply of merchandise or may not be able to fulfill certain customer orders.

Failure of manufacturers to adhere to applicable laws and regulations including our internal policy requirements could harm our business.

We require our third-party manufacturers to operate in compliance with applicable laws and regulations and our internal policy requirements. Our business could be adversely affected if our suppliers do not comply with applicable legal requirements, our supplier policies and practices generally acceptable in the U.S. regarding social and ethical matters and acceptable labor and sourcing practices (collectively, “Supplier Requirements”).

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

The raw materials used to manufacture our products are subject to availability constraints and price volatility caused by high demand for fabrics, catastrophic events, weather conditions, supply conditions, government regulations, economic climate and other unpredictable factors. In addition, our transportation and labor costs are subject to price volatility caused by the price of oil, supply of labor, labor disputes, governmental regulations, economic climate and other unpredictable factors. Increases in demand for, or the price of, raw materials, distribution services and labor, including federal and state minimum wage rates, could have a material adverse effect on our business, financial condition and results of operations.

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

Should a labor dispute arise at any one of our union work sites, we could experience shortages in product to sell in our stores or other operational disruptions.  In addition, our corporate apparel business sells uniforms to companies with union workforces.  It is possible that our corporate apparel business could be adversely impacted if a labor dispute arises between a company we supply uniforms to and its union.

Risks Associated with Our Information Technology Systems

We rely on various information technology systems to manage our operations. Information technology systems are subject to numerous risks including unanticipated operating problems, system failures, rapid technological change, failure of the systems to operate as anticipated, reliance on third‑party technologies, the lack of available expertise for legacy systems, network and software providers, computer viruses, telecommunication failures, data breaches, denial of service attacks, spamming, phishing attacks, and other similar disruptions, any of which could materially adversely impact our consolidated financial condition and results of operations. Additional risks include, but are not limited to, the following:

If we are unable to operate information systems and implement new technologies effectively, our business could be disrupted or our sales or profitability could be reduced.

The efficient operation of our business is dependent on our information systems, including our ability to operate them effectively and successfully implement new technologies, systems, controls and adequate disaster recovery systems. We also maintain multiple internet websites in the U.S. and Europe. In addition, we must protect the confidentiality of our and our customers’ data. The failure of our information systems to perform as designed or our failure to implement and operate them effectively could disrupt our business or subject us to liability and thereby harm our profitability.

We are subject to data security risks, which could have an adverse effect on our results of operations and consumer confidence in our security measures.

Cybersecurity incidents and data breaches, particularly in the retail industry, have been well publicized.  Like other retailers, we are subject to cybersecurity risks. Cybersecurity refers to the combination of technologies, processes, and procedures established to protect information technology systems and data from unauthorized access, use, manipulation, exfiltration, or damage.  As part of our normal operations, we maintain and transmit confidential information as well as proprietary Company information, including credit card information, and information about our customers, our employees and other third parties.  As a result, like other retailers, our business may be targeted more than other businesses because third parties may focus on the amount and type of personal and business information that we maintain and transmit.

We are focused on safeguarding and protecting personal and business information, and we devote significant resources to maintain and regularly update our systems and processes including providing employee awareness training around cyber risks and security breaches.  However, while we have implemented measures reasonably designed to detect and prevent security breaches and cyber incidents, our systems or our third‑party service providers’ systems may still be vulnerable to privacy and security incidents including attacks by unauthorized users, corruption by computer viruses or other malicious software code, emerging cybersecurity risks, inadvertent or intentional release of confidential or proprietary information, or other similar events.  The occurrence of any security breach involving the misappropriation, loss or other unauthorized disclosure of information about us or our customers, whether by us or by one of our third‑party service providers, could, among other things:

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

Furthermore, the storage and transmission of such data is regulated at the international, federal, state and local levels. Privacy and information security laws and regulation changes, and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes.  For example, the E.U.’s General Data Protection Regulation ("GDPR"), which will become effective in May 2018, imposes significant new requirements on how we collect, process and transfer personal data with failure to meet GDPR requirements resulting in penalties of up to 4% of our worldwide revenue.  If we or our employees fail to comply with existing laws and regulations or experience a data security breach, our reputation could be damaged, possibly resulting in lost future business, and we could be subjected to fines, penalties, administrative orders and other legal risks as a result of a breach or non‑compliance.

Other Risks Affecting Our Business

Our business is subject to numerous other risks that could materially adversely impact our consolidated financial condition and results of operations. These risks include, but are not limited to, the following:

We may be negatively impacted by competition.

Both the men’s retail and the corporate apparel industries are highly competitive with numerous participants. We compete with traditional department stores, other specialty men’s clothing stores, online retailers, online formalwear rental providers, off‑price retailers, manufacturer‑owned and independently‑owned outlet stores, independently-owned formalwear rental stores and other corporate apparel providers, as well as their respective e-commerce channels. In addition, some of our primary competitors sell their products in stores that are located in the same shopping malls or retail centers as our stores, which results in competition for favorable site locations and lease terms in these shopping malls and retail centers. Increased competition or our failure to meet these competitive challenges could result in price reductions, increased marketing expenditures and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations.

Our success depends on our ability to attract and retain key personnel.

Our success depends upon the personal efforts and abilities of our senior management team and other key personnel. Although we believe we have a strong management team with significant industry expertise, we face intense competition in hiring and retaining these personnel and the extended loss of the services of key personnel could have a material adverse effect on our business, financial condition and results of operations.  In addition, our business is subject to employment laws and regulations, including minimum wage requirements, overtime pay, sick pay, paid time off and healthcare benefits.  The implementation of potential regulatory changes relating to these items, among other things, could result in increased labor costs to our business and negatively impact our operating results.

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

War, acts of terrorism, public health crises, or weather catastrophes (whether or not caused by climate change) could have a material adverse effect on our business.

In the event of war, acts of terrorism or the threat of terrorist attacks, public health crises, or weather catastrophes (whether or not caused by climate change), consumer spending could significantly decrease for a sustained period. In addition, local authorities or shopping center management could close in response to any immediate security concern, public health concern or weather catastrophe such as hurricanes, earthquakes, or tornadoes. Similarly, war, acts of terrorism, threats of terrorist attacks, or a weather catastrophe could severely and adversely affect our offices, distribution centers, or our entire supply chain.

Fluctuations in exchange rates may cause us to experience currency exchange losses.

We are subject to exposure from fluctuations in multiple currency exchange rates including, without limitation, U.S. dollar/British pound (“GBP”) exchange rates, U.S. dollar/Canadian dollar (“CAD”) exchange rates and U.S. dollar/Euro exchange rates as a result of our direct sourcing programs and our operations in foreign countries.

Moores, our Canadian subsidiary, conducts most of its business in CAD but purchases a significant portion of its merchandise in U.S. dollars. Historically, the exchange rate between CAD and U.S. dollars has fluctuated. A decline in the value of the CAD as compared to the U.S. dollar may adversely impact our Canadian operations as the revenues and earnings of our Canadian operations will be reduced when they are translated to U.S. dollars. Also, the value of our Canadian net assets as expressed in U.S. dollars may decline. We utilize foreign currency hedging contracts related to our merchandise purchases to limit exposure to changes in U.S. dollar/CAD exchange rates; however, these hedging activities may not adequately protect our Canadian operations from exchange rate risk.

Our UK‑based corporate apparel operations sell their products and conduct their business primarily in GBP but purchase most of their merchandise in U.S. dollars or Euros. Historically, the exchange rate between the GBP, Euro and U.S. dollar has fluctuated.  A decline in the value of the GBP as compared to the Euro or U.S. dollar may adversely impact our UK operating results as the cost of merchandise purchases will increase, particularly in relation to longer term customer contracts that have little or no pricing adjustment provisions, and the revenues and earnings of our UK operations will be reduced when they are translated to U.S. dollars. Also, the value of our UK net assets as expressed in U.S. dollars may decline. We utilize foreign currency hedging contracts as well as price renegotiations to limit exposure to some of this risk; however, these activities may not adequately protect our UK operations from exchange rate risk.

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

For example, the Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted in December 2017, which significantly changes how the U.S. taxes corporations.  As a result, we made certain judgments in interpreting the provisions of the Act as well as significant estimates in calculations used in preparing our fiscal 2017 operating results. The U.S. Treasury Department, the IRS, and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Reform Act will be applied or otherwise administered that is different from our interpretation. Therefore, the ultimate impact of the Tax Reform Act on our results in future periods may change due to changes in interpretations and assumptions we have made, guidance that may be issued, and other actions that we may take as a result of the Tax Reform Act.

Changes to accounting standards and estimates could materially impact our results of operations, financial position, and cash flows.

Generally accepted accounting principles and the related authoritative guidance for many aspects of our business, including revenue recognition, inventories, goodwill and intangible assets, leases and income taxes, are complex, continually evolving and involve subjective judgments. For example, recently issued authoritative guidance for lease accounting will result in a significant increase in our long-term assets and liabilities given we have a considerable number of operating leases and may cause the perception that we are more highly leveraged. These and other future changes in accounting rules or changes in the underlying estimates, assumptions or judgments by our management could have a material impact on our results of operations, financial position and cash flows.

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

Jos. A. Bank has in the past been, and may from time to time in the future be, required to respond to inquiries from State Attorneys General related to its advertising practices.  These advertising practices have also been, and continue to be, the subject of class action litigation.  In addition, it is possible that the advertising, marketing and promotional activities of all our brands may be reviewed by state or other regulators or become the subject of litigation. Although we endeavor to monitor and comply with all applicable laws and regulations to ensure that all advertising, marketing and promotional activities comply with all applicable legal requirements, many of the applicable legal requirements involve subjective judgments. It is possible that any resolution we may reach with any governmental authority or the results of any litigation may materially impact our current or future planned marketing program and could have an adverse impact on our business.

We are subject to various proceedings, lawsuits, disputes, and claims, from time to time, which could adversely affect our results of operations, financial position, and cash flows.

As a multinational company, we are subject to various proceedings, lawsuits, disputes, and claims (“Actions”) arising in the ordinary course of business.  Many of these Actions raise complex factual and legal issues and are subject to numerous uncertainties.  Actions are filed against us from time to time and include commercial, securities, intellectual property, customer, employment and data privacy claims, including class action lawsuits.  Current Actions are in various procedural stages and some are covered in whole or in part by insurance.  We cannot predict with assurance the outcome of any of the Actions brought against us and an adverse result in any Actions could have an adverse impact on our financial results.

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

In 2014, we entered into a $1.1 billion aggregate principal amount senior secured facility (the “Term Loan Facility”).  In October 2017, we amended our then existing $500.0 million asset‑based revolving facility in part to increase the principal amount available to $550.0 million and extend the maturity date to October 2022 (the amended “ABL Facility”)  (the ABL Facility together with the Term Loan Facility, the “Credit Facilities”). In addition, in 2014, we issued $600.0 million in aggregate principal amount of our 7.0% Senior Notes due 2022 (the “Senior Notes”). As of February 3, 2018, our total indebtedness is approximately $1.4 billion. In addition, we have up to $505.5 million of additional borrowing availability under the ABL Facility, excluding letters of credit totaling approximately $37.3 million issued and outstanding.

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

In addition, we rely on our subsidiaries to generate cash. Accordingly, repayment of our indebtedness, is dependent, to a certain extent, on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Each of our subsidiaries are distinct legal entities and they do not have any obligation to pay amounts due on the notes or to make funds available for that purpose (other than the subsidiary guarantors in connection with their guarantees) or other obligations in the form of loans, distributions or otherwise. Our subsidiaries may not generate sufficient cash from operations to enable us to make principal and interest payments on our indebtedness or to fund our and our subsidiaries’ other cash obligations.

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

We are exposed to interest rate risk through our variable rate borrowings under the Credit Facilities. Borrowings under such facilities bear interest at a variable rate, based on a LIBOR rate, plus an applicable margin. Interest rates are currently at historically low levels but are expected to increase. As interest rates increase, our debt service obligations on the variable rate indebtedness increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease.  As LIBOR is above the 1% LIBOR floor provision on our Term Loan, we are exposed to interest rate risk on our Term Loan. To partially mitigate such interest rate risk, we entered into interest rate swaps to exchange variable interest rate payments for fixed interest rate payments for a portion of the outstanding Term Loan balance. At February 3, 2018, the notional amount of the interest rate swaps totaled $410.0 million. In addition, in 2015, we entered into the Incremental Facility Agreement No. 1 to the credit agreement governing the Term Loan to refinance $400.0 million principal amount of term loans that bore interest at a variable rate with $400.0 million principal amount of new term loans, which bear interest at a fixed rate of 5.0% per annum.

After consideration of the swaps and the refinancing, as of February 3, 2018, 87% of our total debt was at a fixed rate with the remainder at a variable rate.  As a result, we believe our interest rate risk is substantially mitigated.  At February 3, 2018, the effect of a one percentage point change in interest rates would result in an approximate $1.8 million change in annual interest expense on our Term Loan. At February 3, 2018, assuming all capacity under the ABL Facility is fully drawn, each one percentage point change in interest rates would result in approximately a $5.5 million change in annual interest expense.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

As of February 3, 2018, we operated 1,351 retail apparel and rental stores in 50 states, the District of Columbia and Puerto Rico and 126 retail apparel stores in ten Canadian provinces.  As of February 3, 2018, our stores aggregated approximately 9.3 million square feet.  Almost all of these stores are leased, generally for five to ten year initial terms with one or more renewal options after our initial term.  The following tables set forth the location, by state, territory or province, of these stores:

		Men’s
	Men’s	Wearhouse	Jos. A.
United States	Wearhouse(1)	and Tux	Bank	K&G	Total
Texas	62	1	45	12	120
California	80	3	29	1	113
Florida	47	6	37	5	95
New York	43	1	25	4	73
Pennsylvania	29	4	30	3	66
Illinois	32	3	21	6	62
Ohio	25	3	19	5	52
Virginia	19	4	25	3	51
Michigan	23	5	14	7	49
Maryland	18	3	21	6	48
North Carolina	17	5	22	4	48
Georgia	20	1	21	5	47
New Jersey	19	1	22	5	47
Massachusetts	23	1	18	3	45
Indiana	14	1	9	2	26
Colorado	14	1	8	2	25
Connecticut	12		11	2	25
Tennessee	14		9	2	25
Missouri	13	1	9	1	24
Washington	16	1	4	2	23
Alabama	11		10	1	22
Arizona	15		7		22
South Carolina	11	1	9	1	22
Minnesota	14		5	2	21
Louisiana	12	1	4	3	20
Wisconsin	13		4	1	18
Kansas	7	2	4	1	14
Kentucky	7	1	6		14
Oregon	11		2		13
Utah	8		4		12
Iowa	9		2		11
Oklahoma	5		5	1	11
Mississippi	6		3		9
New Hampshire	5		4		9
Nevada	6		3		9
Arkansas	5		3		8
Nebraska	4		3		7
New Mexico	4		2		6
District of Columbia	2		3		5
Delaware	3		2		5
Rhode Island	1	1	3		5
West Virginia	2		3		5
Idaho	3		1		4
North Dakota	3				3
Alaska	2				2
Maine	2				2
Montana	2				2
South Dakota	2				2
Hawaii	1				1
Puerto Rico	1				1
Vermont	1				1
Wyoming	1				1
Total	719	51	491	90	1,351

(1)	Includes one Joseph Abboud store in New York.

Canada	Moores
Ontario	54
Quebec	25
British Columbia	16
Alberta	15
Manitoba	5
Nova Scotia	4
New Brunswick	3
Saskatchewan	2
Newfoundland	1
Prince Edward Island	1
Total	126

We own or lease properties in various parts of the U.S. and Canada to facilitate the distribution of retail and rental product to our stores. We own or lease properties in various parts of the U.S. and UK to facilitate the distribution of our corporate apparel product. Total leased and owned space for distribution is approximately 2.3 million square feet and 3.3 million square feet, respectively.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NYSE under the symbol “TLRD.” The following table sets forth, on a per share basis for the periods indicated, the high and low sale prices per share for our common stock as reported by the NYSE and the quarterly dividends declared on each share of common stock:

	High	Low	Dividend
Fiscal Year 2017
First quarter	$24.11	$12.00	$0.18
Second quarter	14.35	9.40	0.18
Third quarter	16.78	10.00	0.18
Fourth quarter	26.03	14.57	0.18
Fiscal Year 2016
First quarter	$19.21	$11.68	$0.18
Second quarter	17.93	10.90	0.18
Third quarter	17.38	13.06	0.18
Fourth quarter	28.76	14.12	0.18

On March 23, 2018, there were approximately 885 shareholders of record and approximately 11,700 beneficial shareholders of our common stock.

The quarterly cash dividend of $0.18 per share declared by our Board of Directors (the “Board”) in January 2018 is payable on March 29, 2018 to shareholders of record on March 19, 2018.

The Credit Facilities and the indenture governing the Senior Notes contain covenants that, among other things, currently limit the Company’s ability to pay dividends on the Company’s common stock in excess of $10.0 million per quarter. See Note 6 of Notes to Consolidated Financial Statements for additional information on our financing arrangements.

The information required by this item regarding securities authorized for issuance under equity compensation plans is incorporated by reference from Item 12 of this Form 10‑K.

Issuer Purchases of Equity Securities

We did not purchase any of our equity securities during the fourth quarter of fiscal 2017. In March 2013, the Board approved a share repurchase program for our common stock. At February 3, 2018, the remaining balance available under the Board’s authorization was $48.0 million.

Sales of Unregistered Securities

During fiscal 2015, we issued 8,804 shares of common stock to Joseph Abboud pursuant to the terms of the consulting agreement between the Company and Mr. Abboud. The shares of common stock were not registered under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to the exemption from registration requirements provided by Section 4(a)(2) of the Securities Act, as a transaction by an issuer not involving a public offering. The offering was not a “public offering” as defined in Section 4(a)(2) due to the insubstantial number of persons involved in the transaction, size of the offering, manner of the offering and number of securities offered.

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

The following graph compares, as of each of the dates indicated, the percentage change in the Company’s cumulative total shareholder return on its common stock with the cumulative total return of the S&P 500 Index and a subset of companies in the S&P Retail Select Index (“Select Group”).

The graph assumes that the value of the investment in our common stock and each index was $100 at February 2, 2013 and that all dividends paid by those companies included in the indices were reinvested.

	February 2,	February 1,	January 31,	January 30,	January 28,	February 3,
	2013	2014	2015	2016	2017	2018
Measurement Period (Fiscal Year Covered)
Tailored Brands, Inc.	$100.00	$167.71	$164.61	$49.64	$73.62	$91.61
S&P 500 Index	100.00	120.30	137.42	136.50	164.99	202.66
Select Group(1)	100.00	113.40	138.35	141.85	139.29	152.79

(1)

For purposes of this graph, the select group currently consists of the following companies: Abercrombie & Fitch Co., American Eagle Outfitters, Inc., Burlington Stores, Inc., Caleres, Inc., Chico’s FAS, Inc., DSW, Inc., Express, Inc., Finish Line, Inc., Foot Locker, Inc., Genesco, Inc., Guess?, Inc., L Brands, Inc., Ross Stores, Inc., The Buckle, Inc., The Cato Corporation, The Children’s Place, Inc., The Gap, Inc., The TJX Companies, Inc. and Urban Outfitters, Inc.

The foregoing graph is based on historical data and is not necessarily indicative of future performance.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected statement of earnings (loss) data and, balance sheet and cash flow information for the fiscal years indicated has been derived from our audited consolidated financial statements. The Selected Financial Data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes thereto. References herein to years are to the Company’s 52‑week or 53‑week fiscal year, which ends on the Saturday nearest January 31 in the following calendar year. For example, references to “2017” mean the fiscal year ended February 3, 2018. All fiscal years for which financial information is included herein had 52 weeks with the exception of fiscal 2017, which ended on February 3, 2018 and had 53 weeks.

	2017	2016	2015	2014	2013
	(Dollars and shares in thousands, except per share and per
	square foot data)
Statement of Earnings (Loss) Data(1):
Total net sales	$3,304,346	$3,378,703	$3,496,271	$3,252,548	$2,473,233
Total gross margin	1,408,766	1,441,468	1,484,423	1,358,614	1,089,010
Goodwill and intangible asset impairment charges(2)	1,500	—	1,243,354	—	11,349
Operating income (loss)	229,416	132,826	(1,077,296)	73,210	129,628
Net earnings (loss) attributable to common shareholders	96,703	24,956	(1,026,719)	(387)	83,791
Per Common Share Data:
Diluted net earnings (loss) per common share allocated to common shareholders	$1.95	$0.51	$(21.26)	$(0.01)	$1.70
Cash dividends declared	$0.72	$0.72	$0.72	$0.72	$0.72
Weighted-average common shares outstanding—diluted	49,468	48,786	48,288	47,899	49,162
Operating Information:
Percentage increase/(decrease) in comparable sales(3):
Men’s Wearhouse	(1.1)%	(0.6)%	4.9%	3.9%	0.7%
Jos. A. Bank	5.4%	(9.5)%	(16.3)%	—	—
Moores	(2.0)%	(2.6)%	(1.7)%	8.6%	(4.1)%
K&G	(3.1)%	(2.4)%	5.0%	3.7%	(5.5)%
Average net sales per square foot(4):
Men’s Wearhouse	$407	$407	$411	$399	$386
Jos. A. Bank	$267	$252	$261	—	—
Moores	$355	$368	$370	$372	$345
K&G	$156	$156	$160	$152	$145
Average square footage(5):
Men’s Wearhouse	5,616	5,620	5,642	5,667	5,710
Men’s Wearhouse and Tux	1,510	1,483	1,397	1,387	1,387
Jos. A. Bank	4,698	4,715	4,665	4,653	—
Moores	6,250	5,897	6,289	6,334	6,358
K&G	22,945	23,226	23,619	23,784	23,710

	2017	2016	2015	2014	2013
	(Dollars in thousands)
Number of retail stores:
Open at beginning of the period	1,667	1,724	1,758	1,124	1,143
Acquired from Jos. A. Bank(6)	—	—	—	624	—
Opened(7)	4	178	42	60	25
Closed	(194)	(235)	(76)	(50)	(44)
Open at end of the period	1,477	1,667	1,724	1,758	1,124
Men’s Wearhouse(8)	719	716	714	698	661
Men’s Wearhouse and Tux	51	58	160	210	248
Tuxedo Shops @ Macy’s	—	170	12	—	—
Jos. A. Bank(6)	491	506	625	636	—
Moores	126	126	124	123	121
K&G	90	91	89	91	94
Total	1,477	1,667	1,724	1,758	1,124
Cash Flow Information(1):
Capital expenditures	$94,958	$99,694	$115,498	$96,420	$108,200
Depreciation and amortization	106,493	115,205	132,329	112,659	88,749
Repurchases of common stock	—	—	277	251	152,129

	February 3,	January 28,	January 30,	January 31,	February 1,
	2018	2017	2016	2015	2014
Balance Sheet Information(1):
Cash and cash equivalents	$103,607	$70,889	$29,980	$62,261	$59,252
Inventories	851,931	955,512	1,022,504	938,336	599,486
Working capital	669,809	705,797	723,593	752,261	479,808
Total assets	1,999,955	2,097,872	2,244,319	3,508,212	1,555,230
Long-term debt, including current portion	1,396,808	1,595,529	1,655,924	1,648,686	97,500
Total equity (deficit)	2,192	(107,618)	(100,086)	969,789	1,023,149

(1)	Includes amounts related to the Jos. A. Bank acquisition since June 18, 2014 and the JA Holding acquisition since August 6, 2013.
(2)	See Note 7 to the consolidated financial statements for additional information.
(3)

Comparable sales is defined as net sales from stores open at least twelve months at period end, excluding stores where the square footage has changed by more than 25% within the past year and, beginning in 2013, include e‑commerce net sales. We operate our business using an omni‑channel approach and do not differentiate e‑commerce sales from our other channels. Comparable sales percentages for Moores are calculated using Canadian dollars. Comparable sales for Jos. A. Bank are calculated in the same manner as our other brands except that for fiscal 2015, it is based on Jos. A. Bank’s entire fiscal 2014, a portion of which was prior to our acquisition on June 18, 2014.  In addition, as a result of our decision to close all factory stores at Jos. A. Bank in fiscal 2016, we have excluded the results of these stores from our comparable sales calculation for Jos. A. Bank for all periods presented.  For fiscal 2017, the calculation excludes the 53rd week.

(4)

Average net sales per square foot is calculated by dividing total square footage for all stores owned or open the entire year into net sales for those stores. The calculation for Men’s Wearhouse includes Men’s Wearhouse and Tux stores and excludes tuxedo shops within Macy’s. For comparability purposes, the calculation for Jos. A. Bank excludes factory stores for all periods presented. The calculation for Moores is based upon the Canadian dollar. For fiscal 2017, the calculation excludes total sales for the 53rd week.

(5)

Average square footage is calculated by dividing the total square footage for all stores open at the end of the period by the number of stores open at the end of such period.  For comparability purposes, the Jos. A. Bank information excludes factory stores for all periods presented.

(6)	For 2017, 2016, 2015 and 2014 excludes 14, 14, 14 and 15 franchise stores, respectively.
(7)	For 2016 and 2015 includes 158 and 12 tuxedo shops within Macy’s, respectively.
(8)	For 2017, 2016 and 2015, includes one Joseph Abboud store.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Background

We are the leading specialty retailer of men’s tailored clothing and the largest men’s formalwear provider in the United States (“U.S.”) and Canada and help men dress for work and special occasions. We serve our customers through an expansive omni-channel network that includes over 1,400 locations in the U.S. and Canada as well as our branded e-commerce websites at www.menswearhouse.com, www.josbank.com, and www.josephabboud.com.

Our U.S. retail stores are operated under the Men’s Wearhouse, Men’s Wearhouse and Tux, Jos. A. Bank, Joseph Abboud and K&G brand names and are operated in 50 states, the District of Columbia and Puerto Rico. Our Canadian stores are operated under the Moores brand name and operate in 10 Canadian provinces. As of February 3, 2018, the Company operated 1,477 stores throughout the U.S., Puerto Rico and Canada.  In addition, at February 3, 2018, we operated 38 retail dry cleaning, laundry and heirlooming facilities through MW Cleaners in Texas.  On February 28, 2018, we entered into a definitive agreement to divest our MW Cleaners business for approximately $18.0 million, subject to certain adjustments, and the transaction closed on March 3, 2018.

In June 2015, we entered into an agreement with Macy’s, Inc. to operate men’s tuxedo rental shops inside Macy’s department stores. During the first quarter of fiscal 2017, we reached an agreement with Macy’s to wind down these operations.  All 170 tuxedo shops within Macy’s closed in the second quarter of 2017.

Additionally, we operate an international corporate apparel business with operations in both the United Kingdom (“UK”) and the U.S. Our UK-based business is the largest provider of corporate apparel in the UK under the Dimensions, Alexandra and Yaffy brands.  In the U.S., our corporate apparel business operates under the Twin Hill brand name.  Our corporate apparel business provides corporate clothing uniforms and workwear to workforces through multiple channels including managed corporate accounts, catalogs and the internet at www.dimensions.co.uk, www.alexandra.co.uk, and www.twinhill.com.

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

All fiscal years for which financial information is included herein had 52 weeks with the exception of fiscal 2017, which ended on February 3, 2018 and had 53 weeks.

Summary of Financial Performance

During fiscal 2017, we delivered positive comparable sales for our retail brands as a whole, with Men’s Wearhouse comparable sales improving throughout the year and turning positive in our fourth quarter, and Jos. A. Bank reporting positive mid-single-digit comparable sales for the year.  We believe our strategy to engage more customers across all channels and to drive customer traffic helped us deliver improvement in comparable sales and we plan to build on these strategies.

We launched new marketing campaigns to build awareness about the products and services we provide to men of all shapes and sizes which we believe is bringing new customers into our stores where we provide them with superior service and selection, including custom suiting at a highly competitive price.  In fiscal 2017, we also continued to grow our custom business and enhance our omni-channel capabilities, both online and in-store. These initiatives are part of our strategy to deliver a superior customer experience in order to increase market share and drive long-term sustainable growth.  In fiscal 2017, our custom clothing business more than doubled versus the prior year to over $100 million, or approximately 4% of retail clothing product net sales.

We also continued to make progress toward strengthening our balance sheet.  During fiscal 2017, we reduced our outstanding debt by approximately $200 million by repurchasing and retiring over $150 million face value of our senior notes and repaying over $50 million on our term loan.  In 2018, we plan to further reduce our debt, invest behind our growth initiatives and return cash to our shareholders via our dividend.

Key operating metrics for the year ended February 3, 2018 include:

•

Net sales decrease of 2.2% primarily due to the impact of last year’s store closures as well as the anniversarying of last year’s rollout of a large new uniform program for our corporate apparel segment.  These decreases were partially offset by the impact of the 53rd week and an increase in retail segment comparable sales.

•

Comparable sales increased 5.4% at Jos. A. Bank while comparable sales decreased 1.1% at Men’s Wearhouse, 2.0% at Moores and 3.1% at K&G. Overall comparable sales for our retail segment increased 0.1%.

•	Operating income of $229.4 million, compared to operating income of $132.8 million in fiscal 2016.
•	Diluted earnings per share of $1.95, compared to diluted earnings per share of $0.51 in fiscal 2016.

Key liquidity metrics for the year ended February 3, 2018 include:

•	Cash provided by operating activities was $350.8 million in fiscal 2017 compared to $242.6 million in fiscal 2016.
•	Capital expenditures were $95.0 million in fiscal 2017 compared to $99.7 million in fiscal 2016.
•

We repurchased and retired $153.8 million face value of our senior notes, repaid $53.4 million on our term loan, and had no borrowings outstanding on our revolving credit facility as of February 3, 2018.

•	Dividends paid totaled $35.8 million in fiscal 2017.

Items Affecting Comparability of Results

The comparability of our results has been impacted by certain items, including costs to terminate our tuxedo rental license agreement with Macy’s, restructuring and other costs related to our store rationalization program and profit improvement programs, asset impairment charges related to tuxedo shops within Macy’s, the 2015 impairment of Jos. A. Bank’s goodwill and other intangible assets, and purchase accounting, acquisition and integration costs for Jos. A. Bank. A summary of the effect of these items on pretax income for each applicable fiscal year is presented below (dollars in millions):

	Fiscal Year
	2017	2016	2015
Costs to terminate Macy's agreement (1)	$16.0	$—	$—
Asset impairment charges related to tuxedo shops within Macy's	1.2	14.0	—
Impairment of goodwill and intangible assets	1.5	—	1,243.4
Restructuring and other charges (2)	—	68.1	35.9
Integration costs related to Jos. A. Bank	—	8.8	18.7
Purchase accounting charges related to Jos. A. Bank	—	—	10.7
Loss on extinguishment of debt	—	—	12.7
Other (3)	—	5.4	7.1
Total	$18.7	$96.3	$1,328.5

(1)	See Note 2 to the consolidated financial statements for additional information.
(2)	See Note 4 to the consolidated financial statements for additional information.
(3)

Consisting of other costs including various strategic projects, separation costs with former executives and cost reduction initiatives.  Also, includes $1.8 million gain on the sale of property in 2015.

The following table summarizes the costs in the above table by line item in our statements of earnings (loss):

	Fiscal Year
	2017	2016	2015
Cost of sales	$1.4	$(1.3)	$14.4
Selling, general and administrative expenses	14.6	78.2	30.8
Goodwill and intangible asset impairment charges	1.5	—	1,243.4
Asset impairment charges	1.2	19.4	27.2
Loss on extinguishment of debt	—	—	12.7
Total	$18.7	$96.3	$1,328.5

2018 Initiatives

In fiscal 2018, we remain focused on three key growth strategies: expand our custom business and make buying a custom suit as easy and affordable as buying a suit off the rack, strengthen our brands and grow market share by communicating the quality selection and service we provide at a great value, and enhance our omni-channel experience by combining the high-touch service we offer in our stores with the convenience of online shopping.

Store Information

During fiscal 2017, we opened four Men’s Wearhouse stores and closed 194 stores/tuxedo shops (170 shops within Macy’s, 15 Jos. A. Bank stores, seven Men’s Wearhouse and Tux stores, one Men’s Wearhouse store and one K&G store).  The closure of the 194 stores was largely the result of our agreement with Macy’s to wind down operations of our tuxedo shops within Macy’s.  In the future, we will continue to monitor our store fleet for opportunities to optimize our cost structure.

In fiscal 2018, we plan to open approximately three new Men’s Wearhouse stores and to relocate approximately eight existing stores across our retail brands.  We also plan to close eight Jos. A. Bank stores, two Men’s Wearhouse and Tux stores, two K&G stores and one Men’s Wearhouse store.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	Fiscal Year(1)
	2017	2016	2015
Net sales:
Retail clothing product	73.8%	72.4%	74.4%
Rental services	13.0	13.5	12.7
Alteration and other services	5.6	5.8	6.0
Total retail sales	92.4	91.7	93.0
Corporate apparel clothing product	7.6	8.3	7.0
Total net sales	100.0%	100.0%	100.0%
Cost of sales(2):
Retail clothing product	44.4	44.7	44.6
Rental services	16.3	18.1	17.3
Alteration and other services	75.7	70.2	69.7
Occupancy costs	13.6	13.9	14.0
Total retail cost of sales	56.0	56.3	56.5
Corporate apparel clothing product	73.8	68.7	71.1
Total cost of sales	57.4	57.3	57.5
Gross margin(2):
Retail clothing product	55.6	55.3	55.4
Rental services	83.7	81.9	82.7
Alteration and other services	24.3	29.8	30.3
Occupancy costs	(13.6)	(13.9)	(14.0)
Total retail gross margin	44.0	43.7	43.5
Corporate apparel clothing product	26.2	31.3	28.9
Total gross margin	42.6	42.7	42.5
Advertising expense	5.2	5.6	5.9
Selling, general and administrative expenses	30.3	32.5	31.1
Goodwill and intangible asset impairment charges	0.0	—	35.6
Asset impairment charges	0.1	0.6	0.8
Operating income (loss)	6.9	3.9	(30.8)
Interest income	0.0	0.0	0.0
Interest expense	(3.0)	(3.1)	(3.0)
Gain (loss) on extinguishment of debt, net	0.2	0.1	(0.4)
Earnings (loss) before income taxes	4.1	0.9	(34.2)
Provision (benefit) for income taxes	1.2	0.2	(4.8)
Net earnings (loss)	2.9%	0.7%	(29.4)%

(1)	Percentage line items may not sum to totals due to the effect of rounding.
(2)	Calculated as a percentage of related sales.

2017 Compared with 2016

Net Sales

Total net sales decreased $74.4 million, or 2.2%, to $3,304.3 million for fiscal 2017 as compared to fiscal 2016.

Total retail sales decreased $45.4 million, or 1.5%, to $3,053.0 million for fiscal 2017 as compared to fiscal 2016 due to a $6.1 million decrease in clothing product revenues, a $29.1 million decrease in rental services revenue and a $10.2 million decrease in alteration and other services revenues. The decrease in total retail sales is further described below:

(in millions)	Amount attributed to
$(18.4)	1.1% decrease in comparable sales at Men's Wearhouse.
34.5	5.4% increase in comparable sales at Jos. A. Bank.
(9.6)	3.1% decrease in comparable sales at K&G.
(4.1)	2.0% decrease in comparable sales at Moores(1).
(80.3)	Decrease in non-comparable sales (primarily due to closed stores).
3.2	Increase in net sales resulting from change in U.S./Canadian dollar exchange rate.
40.7	Increase in net sales resulting from 53rd week in fiscal 2017.
(11.4)	Other (primarily decrease in alteration revenues).
$(45.4)	Decrease in total retail sales.

(1)	Comparable sales percentages for Moores are calculated using Canadian dollars.

Comparable sales is defined as net sales from stores open at least twelve months at period end, excluding stores where the square footage has changed by more than 25% within the past year, and includes e-commerce sales. We operate our business using an omni‑channel approach and do not differentiate e‑commerce sales from our other channels.

The decrease in comparable sales at Men's Wearhouse resulted primarily from a decrease in transactions and units per transaction, partially offset by an increase in average unit retail (net selling prices). At Men's Wearhouse, rental service comparable sales decreased 2.0% primarily reflecting a consumer shift to purchase suits for special occasions. The increase at Jos. A. Bank resulted primarily from an increase in transactions partially offset by a decrease in average unit retail, while units per transaction were flat. The decrease at K&G resulted primarily from lower transactions partially offset by increases in units per transaction and average unit retail. The decrease at Moores resulted primarily from decreases in both units per transaction and average unit retail that more than offset  a slight increase in transactions.

Total corporate apparel clothing product sales decreased $29.0 million for fiscal 2017 as compared to fiscal 2016 primarily due to anniversarying last year's rollout of a large new uniform program and the impact of a weaker British pound this year compared to last year of approximately $5.6 million, partially offset by a $5.0 million benefit from the 53rd week.

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

Our total gross margin decreased $32.7 million, or 2.3%, to $1,408.8 million for fiscal 2017 as compared to fiscal 2016 primarily due to the decrease in corporate apparel net sales. Total retail segment gross margin decreased $10.8 million, or 0.8%, in fiscal 2017 as compared to fiscal 2016 primarily due to the decrease in rental services revenue.

For the retail segment, total gross margin as a percentage of related sales increased to 44.0% in fiscal 2017 from 43.7% in fiscal 2016.  The increase in the retail segment gross margin percentage was primarily the result of leverage from occupancy costs.

Occupancy costs decreased $15.3 million primarily due to our store rationalization efforts. Occupancy costs as a percentage of retail sales, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, decreased to 13.6% in fiscal 2017 from 13.9% in fiscal 2016.

Corporate apparel gross margin decreased $21.9 million, or 24.9%, to $65.8 million for fiscal 2017 compared to fiscal 2016. For the corporate apparel segment, total gross margin as a percentage of related sales decreased to 26.2% in fiscal 2017 from 31.3% in fiscal 2016 primarily due to the impact of last year's rollout of a large new uniform program as well as the impact of unfavorable currency fluctuations on previously negotiated pricing arrangements with our UK customers.

Advertising Expense

Advertising expense decreased to $173.4 million in fiscal 2017 from $190.0 million in fiscal 2016, a decrease of $16.5 million or 8.7%.  The decrease in advertising expense was driven primarily by reductions in television advertising reflecting a shift to digital advertising. As a percentage of total net sales, advertising expense decreased to 5.2% in fiscal 2017 from 5.6% in fiscal 2016.

Selling, General and Administrative Expenses

SG&A expenses decreased to $1,000.9 million in fiscal 2017 from $1,099.3 million in fiscal 2016, a decrease of $98.4 million or 9.0%. As a percentage of total net sales, these expenses decreased to 30.3% in fiscal 2017 from 32.5% in fiscal 2016. The components of this 2.2% decrease in SG&A expenses as a percentage of total net sales and the related dollar changes were as follows:

%	in millions	Attributed to
(1.9)	$(63.6)

Decrease in restructuring, integration and other items as a percentage of sales to 0.4% in fiscal 2017 from 2.3% in fiscal 2016.  In fiscal 2017, these costs totaled $14.6 million related to costs to terminate the Macy's agreement.  In fiscal 2016, these costs totaled $78.2 million related primarily to restructuring and other costs including our store rationalization and profit improvement programs.

(0.3)	(21.2)	Store salaries decreased $21.2 million primarily due to our store rationalization efforts and decreased as a percentage of sales to 12.5% in fiscal 2017 from 12.8% in fiscal 2016.
(0.0)	(13.6)

Other SG&A expenses as a percentage of sales was 17.4% in both fiscal 2017 and fiscal 2016.  Other SG&A expenses decreased $13.6 million primarily due to decreases in employee-related benefit costs as well as decreases in store-related costs resulting from our store rationalization efforts partially offset by increased incentive compensation expense.

(2.2)	$(98.4)	Total

In the retail segment, SG&A expenses as a percentage of related net sales decreased to 24.7% in fiscal 2017 from 27.1% in fiscal 2016.  Retail segment SG&A expenses decreased $86.0 million primarily due to decreases in store-related costs from our store rationalization efforts as well as a decrease in restructuring and other costs, primarily related to last year’s lease termination costs partially offset by costs to terminate Macy’s agreement in 2017.

In the corporate apparel segment, SG&A expenses as a percentage of related net sales decreased to 21.1% in fiscal 2017 from 21.7% in fiscal 2016.  Corporate apparel segment SG&A expenses decreased $7.7 million primarily due to the impact of a weaker British pound this year compared to last year.

Shared service expenses represent costs not specifically related to the operations of our business segments and are included in SG&A.  Shared service SG&A expenses as a percentage of total net sales decreased to 5.8% in fiscal 2017 from 5.9% in fiscal 2016.  Shared service SG&A expenses decreased $4.7 million primarily due to decreases in costs associated with last year’s profit improvement program partially offset by increased incentive compensation expense.

Goodwill Impairment Charge

The goodwill impairment charge of $1.5 million in fiscal 2017 related to the divestiture of our MW Cleaners business.  No such charges were incurred in fiscal 2016.

Asset Impairment Charges

Non‑cash asset impairment charges were $3.5 million in fiscal 2017 as compared to $19.4 million in fiscal 2016. The asset impairment charges in fiscal 2017 primarily consist of $2.3 million related to underperforming stores and $1.2 million related to fixed assets in our tuxedo shops within Macy’s.  The asset impairment charges in fiscal 2016 primarily consist of $14.0 million related to fixed assets in our tuxedo shops within Macy’s, $2.5 million primarily related to stores closed as part of our store rationalization program and $2.9 million related to a long-lived asset reclassified as held for sale. See Impairment of Long‑Lived Assets as discussed in “Critical Accounting Polices and Estimates” and Note 1 of Notes to Consolidated Financial Statements for further details.

Interest Expense

Interest expense decreased to $100.5 million in fiscal 2017 from $103.1 million in fiscal 2016, a decrease of $2.7 million or 2.6%, due to repayment of our indebtedness including repurchase and retirement of $153.8 million face value of our senior notes and $53.4 million of payments on our term loan.

Net Gain on Extinguishment of Debt

Net gain on extinguishment of debt was $5.4 million in fiscal 2017 compared to $1.7 million in fiscal 2016.  Net gains on extinguishment of debt primarily relate to the repurchasing of our senior notes.

Provision for Income Tax

In December 2017, the U.S. enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Reform Act”). The changes included in the Tax Reform Act are broad and complex, which impacted our consolidated financial statements in fiscal 2017 including, but not limited to: reducing the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018 and requiring a one-time transition tax on certain unrepatriated earnings of non-U.S. subsidiaries that may electively be paid over eight years. The transition tax will result in certain previously untaxed non-U.S. earnings being included in the U.S. federal and state 2017 taxable income.  As a result, we have recorded a provisional discrete net tax benefit of $0.3 million related to the Tax Reform Act in fiscal 2017.

Furthermore, as a result of the Tax Reform Act, we analyzed our global working capital requirements and the potential tax liabilities that would be incurred if certain non-U.S. subsidiaries made distributions, which include local country withholding tax and potential U.S. state taxation.  In prior years, no provision for U.S. income taxes or Canadian withholding taxes had been made on the cumulative undistributed earnings of foreign companies because we intended to permanently reinvest all the foreign earnings outside the U.S. In response to the Tax Reform Act, we no longer intend to permanently reinvest our foreign earnings. As a result, the Company has included a provisional estimate of incremental withholding liabilities on its investment in foreign earnings totaling $17.3 million.

The final transition impacts of the Tax Reform Act may differ from the estimates provided elsewhere in this report, possibly materially, due to, among other things, changes in interpretations of the Tax Reform Act, any legislative action to address questions that arise because of the Tax Reform Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Reform Act, or any updates or changes to estimates we have utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates and foreign exchange rates of foreign subsidiaries.

In fiscal 2017, our effective income tax rate was 28.3% and is lower than the U.S. statutory rate primarily due to foreign earnings and the lower tax rates in these jurisdictions and the release of specific uncertain tax position liabilities.  These rate reductions are partially offset by the change in our position on permanently reinvested foreign earnings and certain valuation allowances.  Our foreign jurisdictions in which we operate had taxable income, which requires us to provide for income tax, specifically, our operations in Canada, Hong Kong, and the UK. For fiscal 2017, the statutory tax rates were approximately 26% in Canada, 16% in Hong Kong, and 19% in the UK.  For fiscal 2017, tax expense for our operations in foreign jurisdictions totaled $28.7 million.

Our income tax expense and effective income tax rate in future periods may be impacted by many factors, including our geographic mix of earnings, changes in tax law and rates, such as the Tax Reform Act, changes in rules related to accounting for income taxes, or adverse outcomes from tax audits that are in process or future tax audits in various jurisdictions in which we operate.  Currently, we expect our effective tax rate in future periods to be close to the statutory U.S. combined federal and state tax rate, or approximately 25%.

In addition, if our financial results in fiscal 2018 generate a loss or certain deferred tax liabilities decrease, we may need to establish a valuation allowance on our U.S. deferred tax assets, which could have a material impact on our financial condition and results of operations.

Net Earnings

Net earnings were $96.7 million for fiscal 2017 compared with net earnings of $25.0 million for fiscal 2016.

2016 Compared with 2015

Net Sales

Total net sales decreased $117.6 million, or 3.4%, to $3,378.7 million for fiscal 2016 as compared to fiscal 2015.

Total retail sales decreased $154.1 million, or 4.7%, to $3,098.4 million for fiscal 2016 as compared to fiscal 2015 due mainly to a $154.0 million decrease in retail clothing product revenues primarily at our Jos. A. Bank brand as we transitioned away from the Jos. A. Bank historical promotional model. Total retail sales were also impacted by a $14.2 million decrease in alteration and other services revenues offset by a $14.1 million increase in rental services revenues. The decrease in total retail sales is further described below:

(in millions)	Amount Attributed to
$(9.7)	0.6% decrease in comparable sales at Men's Wearhouse.
(70.8)	9.5% decrease in comparable sales at Jos. A. Bank.
(7.6)	2.4% decrease in comparable sales at K&G.
(5.5)	2.6% decrease in comparable sales at Moores(1).
(37.5)	Decrease in non-comparable sales (primarily due to closed stores).
(3.7)	Decrease in net sales resulting from change in U.S./Canadian dollar exchange rate.
(19.3)	Other (primarily decrease in alteration revenues).
$(154.1)	Decrease in total retail sales.

(1)	Comparable sales percentages for Moores are calculated using Canadian dollars.

Comparable sales is defined as net sales from stores open at least twelve months at period end, excluding stores where the square footage has changed by more than 25% within the past year, and includes e-commerce sales.  We operate our business using an omni‑channel approach and do not differentiate e‑commerce sales from our other channels.

The decrease in comparable sales at Men’s Wearhouse resulted primarily from decreased transactions that more than offset increased average unit retail while units per transaction were essentially flat. At Men’s Wearhouse, rental service comparable sales increased 3.0% primarily due to an increase in rental rates.The decrease at Jos. A. Bank was driven by decreased transactions that more than offset increased units per transaction and a slight increase in average unit retail. The decrease at Moores was driven by decreased transactions and units per transaction that more than offset increased average unit retail. The decrease at K&G was driven by decreased transactions that more than offset increased units per transaction and average unit retail.

Total corporate apparel clothing product sales increased $36.5 million to $280.3 million for fiscal 2016 as compared to fiscal 2015 primarily due to the impact of a large new uniform program.  The rollout of the new uniform program commenced in June 2016 and was completed during the third quarter of 2016.  The increase in corporate apparel sales was partially offset by the impact of a weaker British pound this year compared to fiscal 2015 of approximately $26.1 million.

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

1.4%	$13.4	Total

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

Goodwill and Intangible Asset Impairment Charges

There were no goodwill and intangible asset impairment charges recorded in fiscal 2016.  For further details on fiscal 2015 goodwill and intangible asset impairment charges, see Goodwill and Other Indefinite-Lived Intangible Assets as discussed in “Critical Accounting Polices and Estimates” and Note 7 of Notes to Consolidated Financial Statements for further details.

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

Interest Expense

Interest expense decreased to $103.1 million in fiscal 2016 from $106.0 million in fiscal 2015, a decrease of $2.8 million or 2.7%, due to repayment of our indebtedness including $42.5 million on our term loan and repurchase and retirement of $25.0 million face value of our senior notes.

Provision for Income Tax

In fiscal 2016, our effective income tax rate was 21.0% and is lower than the U.S. statutory rate primarily due to foreign earnings and the lower tax rates in these jurisdictions. Our foreign jurisdictions in which we operate had taxable income, which requires us to provide for income tax, specifically, our operations in Canada and the UK. For fiscal 2016, the statutory tax rates in Canada and the UK were approximately 27% and 20%, respectively, which negatively impacted our effective tax rate due to the loss in the U.S. For fiscal 2016, tax expense for our operations in foreign jurisdictions totaled $10.3 million.

Net Earnings (Loss)

Net earnings were $25.0 million for fiscal 2016 compared with a net loss of $1,026.7 million for fiscal 2015.

Liquidity and Capital Resources

Our primary sources of working capital are cash flows from operations and available borrowings under our revolving credit agreement, as described below.  The following table provides details on our cash and cash equivalents and working capital position as of February 3, 2018 and January 28, 2017 (in thousands):

	February 3,	January 28,
	2018	2017
Cash and cash equivalents	$103,607	$70,889
Working capital	$669,809	$705,797

We hold cash and cash equivalents at various foreign subsidiaries, which totaled $49.6 million at February 3, 2018.  As a result of reductions to the U.S. taxation of dividends from foreign subsidiaries under the Tax Reform Act, in future years, we may decide to repatriate amounts from our foreign subsidiaries.  Although the cash and cash equivalents held by our foreign subsidiaries may be more readily available to meet domestic cash requirements, they would continue to be subject to applicable foreign withholding tax that would be incurred upon repatriation.

In 2014, The Men’s Wearhouse entered into a term loan credit agreement that provides for a senior secured term loan in the aggregate principal amount of $1.1 billion (the “Term Loan”) and a $500.0 million asset-based revolving credit agreement (the “ABL Facility”, and together with the Term Loan, the “Credit Facilities”) with certain of our U.S. subsidiaries and Moores the Suit People Inc., one of our Canadian subsidiaries, as co-borrowers.  Proceeds from the Term Loan were reduced by an $11.0 million original issue discount (“OID”), which is presented on the balance sheet as a reduction of the outstanding balance on the Term Loan and is amortized to interest expense over the contractual life of the Term Loan.  In addition, in 2014, The Men’s Wearhouse issued $600.0 million in aggregate principal amount of 7.00% Senior Notes due 2022 (the “Senior Notes”).

In October 2017, we amended our then existing $500.0 million ABL Facility in part to increase the principal amount available to $550.0 million and extend the maturity date to October 2022. See Credit Facilities section below for additional information.

The Credit Facilities and the Senior Notes contain customary non-financial and financial covenants, including fixed charge coverage ratios, total leverage ratios and secured leverage ratios. In addition, we are currently restricted on our ability to pay dividends on our common stock in excess of $10.0 million per quarter.  Historically, our total leverage ratio and secured leverage ratio were above the maximums specified in the agreements. As a result, we were subject to certain additional restrictions, including limitations on our ability to make significant acquisitions and incur additional indebtedness. As of February 3, 2018, our total leverage ratio and secured leverage ratio were below the maximums specified in the agreements and we believe these ratios will remain below the maximums specified in the agreements, which will result in the elimination of these additional restrictions.

Credit Facilities

The Term Loan is guaranteed, jointly and severally, by Tailored Brands, Inc. and certain of our U.S. subsidiaries and will mature in 2021.  The interest rate on the Term Loan is based on 1-month LIBOR, which was 1.58% at February 3, 2018, plus the applicable margin which is currently 3.50%, resulting in a total interest rate of 5.08%. In January 2015, we entered into an interest rate swap agreement, in which the variable rate payments due under a portion of the Term Loan were exchanged for a fixed rate. In April 2017, we entered into an additional interest rate swap agreement to exchange variable rate payments under a portion of the Term Loan for a fixed rate. At February 3, 2018, the total notional amount under our interest rate swaps is $410.0 million. See Note 16 for additional information on our interest rate swaps.

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

As a result of the interest rate swaps and the Incremental Agreement, we have converted a significant portion of the variable interest rate under the Term Loan to a fixed rate and, as of February 3, 2018, the Term Loan had a weighted average interest rate of 5.22%.

In October 2017, we amended our ABL Facility, which now provides for a senior secured revolving credit facility of $550.0 million, with possible future increases to $650.0 million under an expansion feature, that matures in October 2022, and is guaranteed, jointly and severally, by Tailored Brands, Inc. and certain of our U.S. subsidiaries. The ABL Facility has several borrowing and interest rate options including the following indices:  (i) adjusted LIBOR, (ii) Canadian Dollar Offered Rate (“CDOR”) rate, (iii) Canadian prime rate or (iv) an alternate base rate (equal to the greater of the prime rate, the New York Federal Reserve Bank (“NYFRB”) rate plus 0.5% or adjusted LIBOR for a one-month interest period plus 1.0%). Advances under the ABL Facility bear interest at a rate per annum using the applicable indices plus a varying interest rate margin of up to 1.75%. The ABL Facility also provides for fees applicable to amounts available to be drawn under outstanding letters of credit which range from 1.25% to 1.75%, and a fee on unused commitments of 0.25%. As of February 3, 2018, there were no borrowings outstanding under the ABL Facility.  During fiscal 2017, we borrowed and repaid amounts under our ABL Facility with the maximum borrowing outstanding at any point in time totaling $34.7 million.

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

We utilize letters of credit primarily as collateral for workers compensation claims and to secure inventory purchases.  At February 3, 2018, letters of credit totaling approximately $37.3 million were issued and outstanding.  Borrowings available under the ABL Facility as of February 3, 2018 were $505.5 million.

Senior Notes

The Senior Notes are guaranteed, jointly and severally, on an unsecured basis by Tailored Brands, Inc. and certain of our U.S. subsidiaries.  The Senior Notes and the related guarantees are senior unsecured obligations of The Men’s Wearhouse, Inc. and the guarantors, respectively, and will rank equally with all of The Men’s Wearhouse, Inc.’s and each guarantor’s present and future senior indebtedness.  The Senior Notes will mature in July 2022.  Interest on the Senior Notes is payable on January 1 and July 1 of each year.

We may redeem some or all of the Senior Notes at any time on or after July 1, 2017 at the redemption prices set forth in the indenture governing the Senior Notes.  Upon the occurrence of certain specific changes of control, we may be required to offer to purchase the Senior Notes at 101% of their aggregate principal amount plus accrued and unpaid interest thereon to the date of purchase.

Cash Provided by Operating Activities

Net cash provided by operating activities was $350.8 million and $242.6 million for 2017 and 2016, respectively. The $108.1 million increase was driven by higher net earnings compared to last year, planned reductions in inventory and rental product purchases, primarily resulting from our store rationalization efforts, partially offset by a decrease in other assets related to prior year income tax refunds.

Net cash provided by operating activities was $242.6 million and $131.7 million for 2016 and 2015, respectively. The $110.9 million increase was driven by changes in other assets related to income tax refunds as well as a decrease in inventory purchases as we normalized inventory levels, particularly at Jos. A. Bank. These favorable impacts were partially offset by lower net earnings, after adjusting for non-cash items including goodwill, intangible and other asset impairment charges and related changes in deferred taxes.  In addition, there were unfavorable fluctuations in accounts payable, accrued expenses and other current liabilities primarily due to timing.

Cash Used in Investing Activities

Net cash used in investing activities was $89.9 million and $99.1 million for 2017 and 2016, respectively. The $9.1 million decrease was primarily driven by a decrease in capital expenditures in 2017 compared to 2016 primarily due to last year’s investments to expand our distribution center capacity and an increase in proceeds from sales of property and equipment in 2017 compared to 2016.

Net cash used in investing activities was $99.1 million and $112.9 million for 2016 and 2015, respectively. The $13.8 million decrease was primarily driven by a decrease in capital expenditures in 2016 compared to 2015 primarily due to fewer full line store openings.

Cash Used in Financing Activities

Net cash used in financing activities was $236.9 million and $98.8 million for 2017 and 2016, respectively.  The $138.1 million increase primarily reflects the impact of an increase of $134.4 million in debt repayment in 2017 compared to 2016.

Net cash used in financing activities was $98.8 million and $46.8 million for 2016 and 2015, respectively.  The $52.0 million increase primarily reflects the impact of a $35.5 million prepayment on our Term Loan and the repurchase of $25.0 million of our Senior Notes, which were consummated via borrowings on our ABL Facility.

Share repurchase program— In March 2013, our Board of Directors (the “Board”) approved a share repurchase program for our common stock.  At February 3, 2018, the remaining balance available under the authorization was $48.0 million.  During fiscal 2017, 2016, and 2015, no shares were repurchased in open market transactions under the Board’s authorization.

During fiscal 2015, 5,799 shares were repurchased in private transactions to satisfy minimum tax withholding obligations arising upon the vesting of certain restricted stock.

Dividends— Cash dividends paid were approximately $35.8 million, $35.2 million and $35.0 million during fiscal 2017, 2016 and 2015, respectively.  In fiscal 2017, 2016 and 2015, a dividend of $0.18 per share was declared in each quarter, for an annual dividend of $0.72 per share, respectively.

The quarterly cash dividend of $0.18 per share declared by our Board in January 2018 is payable on March 29, 2018 to shareholders of record on March 19, 2018 and is included in accrued expenses and other current liabilities on the consolidated balance sheet as of February 3, 2018.

Future sources and uses of cash

Our primary uses of cash are to finance working capital requirements of our operations and to repay our indebtedness. In addition, we will use cash to fund capital expenditures, income taxes, dividend payments, operating leases and various other commitments and obligations, as they arise.

Capital expenditures are anticipated to be approximately $100.0 million for 2018. This amount includes the anticipated costs to open approximately three Men’s Wearhouse stores and to relocate approximately eight stores across our retail brands. The balance of the capital expenditures for 2018 will be used for store refreshes and other enhancements of our store fleet, investments in computer equipment and systems, distribution facilities improvements, and investment in other corporate assets.

Additionally, market conditions may produce attractive opportunities for us to make acquisitions. Any such acquisitions may be undertaken as an alternative to opening new stores. We may use cash on hand, together with cash flow from operations, borrowings under our Credit Facilities and issuances of debt or equity securities, to take advantage of any acquisition opportunities.

As described more fully in Item 1A, current and future domestic and global economic conditions could negatively affect our future operating results as well as our existing cash and cash equivalents balances. In addition, conditions in the financial markets could limit our access to further capital resources, if needed, and could increase associated costs. We believe based on our current business plan that our existing cash and cash flows from operations and availability under our ABL Facility will be sufficient to fund our operating cash requirements, repayment of current indebtedness, and capital expenditures.

Contractual Obligations

As of February 3, 2018, we are obligated to make cash payments in connection with our long‑term debt, non‑cancelable operating leases and other contractual obligations in the amounts listed below. In addition, we utilize letters of credit primarily as collateral for workers compensation claims and to secure inventory purchases. At February 3, 2018, letters of credit totaling approximately $37.3 million were issued and outstanding.

	Payments Due by Period
(In millions)
Contractual obligations	Total	<1 Year	1 - 3 Years	4 - 5 Years	> 5 Years
Long-term debt(1)	$1,789.1	$108.8	$201.9	$1,478.4	$—
Operating lease base rentals(2)	1,111.0	249.6	406.6	269.1	185.7
Other contractual obligations(3)	75.2	39.6	34.6	1.0	—
Total contractual obligations(4)	$2,975.3	$398.0	$643.1	$1,748.5	$185.7

(1)

Includes interest payments of $101.8 million within one year, $189.7 million between one and three years and $83.0 million between four and five years, at current interest rates including the impact of our interest rate swaps. The payments due by period do not consider amounts which may become payable under the excess cash flow provision of our Term Loan. See Notes 6 and 16 of Notes to Consolidated Financial Statements for additional information.

(2)

We lease retail business locations, office and warehouse facilities and equipment under various non‑cancelable operating leases. See Note 18 of Notes to Consolidated Financial Statements for additional information.

(3)

Other contractual obligations consist primarily of commitments for products and services used in the normal course of business as well as minimum payments under our agreement with Vera Wang that gives us the exclusive right to “Black by Vera Wang” tuxedo products, our partnership with Kenneth Cole and our marketing agreement with David’s Bridal, Inc. Pursuant to our marketing agreement with David’s Bridal, Inc., there are performance conditions that may impact future payments; therefore, these potential future payments are not included in the table above as such amounts are not readily determinable.

(4)

Excluded from the table above is $1.2 million related to uncertain tax positions. These amounts are not included due to our inability to predict the timing of the settlement of these amounts. See Note 8 of Notes to Consolidated Financial Statements for additional information.

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

Inventories—Our inventory is carried at the lower of cost and net realizable value. Cost is determined based on the average cost method. Our inventory cost also includes estimated procurement and distribution costs (warehousing, freight, hangers and merchandising costs) associated with the inventory, with the balance of such costs included in cost of sales. Procurement and distribution costs are generally allocated to inventory based on the ratio of annual product purchases to inventory cost. If this ratio were to change significantly, it could materially affect the amount of procurement and distribution costs included in cost of sales. We make assumptions, based primarily on historical experience, as to items in our inventory that may be damaged, obsolete or salable only at marked down prices to reflect the net realizable value of these items. If actual damages, obsolescence or market demand is significantly different from our estimates, additional inventory write‑downs could be required.

Impairment of Long‑Lived Assets—Long‑lived assets, such as property and equipment and identifiable intangibles with finite useful lives, are periodically evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level of which there are identifiable cash flows, which is generally at a store level. Assets are reviewed using factors including, but not limited to, our future operating plans and projected cash flows. The determination of whether impairment has occurred is based on an estimate of undiscounted future cash flows directly related to the assets, compared to the carrying value of the assets. If the sum of the undiscounted future cash flows of the assets does not exceed the carrying value of the assets, full or partial impairment may exist. If the asset carrying amount exceeds its fair value, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined using an income approach, which requires discounting the estimated future cash flows associated with the asset. Estimating future cash flows requires management to make assumptions and to apply judgment, including forecasting future sales, costs and useful lives of assets. Significant judgment is also involved in selecting the appropriate discount rate to be applied in determining the estimated fair value of an asset. Changes to our key assumptions related to future performance, market conditions and other economic factors can significantly affect our impairment evaluation and result in future impairment charges. For example, unanticipated long‑term adverse market conditions can cause individual stores to become unprofitable and can result in an impairment charge for the property and equipment assets in those stores. See Notes 1, 2, and 4 to the consolidated financial statements for additional information.

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

Our goodwill assessment consists of either using a qualitative approach to determine whether it is more likely than not that the fair value of the assets is less than their respective carrying values or a quantitative impairment test, if necessary. In performing the qualitative assessment, we consider many factors in evaluating whether the carrying value of the asset may not be recoverable, including macroeconomic conditions, retail industry considerations, recent financial performance and declines in stock price and market capitalization.  In 2017, we completed a quantitative impairment test for all of our reporting units that have goodwill, except for MW Cleaners (see Note 3 of Notes to Consolidated Financial Statements for more information).  In 2016, we applied the qualitative approach to all reporting units, except for the corporate apparel reporting unit for which we completed a quantitative test.

For our quantitative tests, we estimated the fair value of the reporting unit using a combined income and market comparable approach. Our income approach uses projected future cash flows that are discounted using a weighted‑average cost of capital analysis that reflects current market conditions. The market comparable approach primarily considers market price multiples of comparable companies and applies those price multiples to certain key drivers of the reporting unit.

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

•

Selection of an appropriate discount rate.  The income approach requires the selection of an appropriate discount rate, which is based on a weighted‑average cost of capital analysis. The discount rate is affected by changes in short‑term interest rates and long‑term yield as well as variances in the typical capital structure of marketplace participants. Given current economic conditions, it is possible that the discount rate will fluctuate in the near term. The weighted‑average cost of capital used to discount the cash flows for the 2017 quantitative tests ranged from 10.0% to 13.0%.

•

Selection of comparable companies within the industry.  For purposes of the market comparable approach, valuations were determined by calculating average price multiples of relevant key drivers from a group of companies that are comparable to the reporting unit being tested and applying those price multiples to the key drivers of the reporting unit. While the market price multiple is not an assumption, a presumption that it provides an indicator of the value of the reporting unit is inherent in the valuation. The determination of the market comparable also involves a degree of judgment. Earnings multiples used in the market comparable approach for the 2017 tests ranged from 5.5 to 10.0.

As discussed above, the fair values of reporting units in 2017 were determined using a combined income and market comparable approach.    We believe these two approaches are appropriate valuation techniques and we generally weight the two values equally as an estimate of reporting unit fair value for the purposes of our impairment testing. However, we may weigh one value more heavily than the other when conditions merit doing so.

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

Indefinite‑lived intangible assets are not subject to amortization but are reviewed at least annually for impairment. The indefinite‑lived intangible asset impairment evaluation is performed by comparing the fair value of the indefinite‑lived intangible assets to their carrying values. Similar to the goodwill approach described above, our annual impairment assessment for indefinite-lived intangible assets contemplates the use of either a qualitative approach to determine whether it is more likely than not that the fair value of the assets is less than their respective carrying values or a quantitative impairment test, if necessary.  In 2017, we completed a quantitative impairment test for all of our indefinite-lived assets.

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

Fiscal 2017 Impairment Assessment Results

On February 28, 2018, we entered into a definitive agreement to divest our MW Cleaners business for approximately $18.0 million, subject to certain adjustments. During the fourth quarter of 2017, based on an indicator of fair value of the business, we recorded a goodwill impairment charge of $1.5 million to write down the net assets related to MW Cleaners to their fair market value.

As a result of our annual impairment evaluations for our other reporting units, as of February 3, 2018, we believe that none of our goodwill and indefinite-lived intangible assets are impaired and all of our reporting units have fair values that significantly exceed their carrying values and, therefore, no reporting units are currently deemed “at risk” for goodwill impairment.

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

For example, the changes included in the Tax Reform Act are broad and complex. The final transition impacts of the Tax Reform Act may differ from the estimates provided elsewhere in this report, possibly materially, due to, among other things, changes in interpretations of the Tax Reform Act, any legislative action to address questions that arise because of the Tax Reform Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Reform Act, or any updates or changes to estimates we have  utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates and foreign exchange rates of foreign subsidiaries.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We are subject to exposure from fluctuations in multiple currency exchange rates including, without limitation, U.S. dollar/British pound (“GBP”) exchange rates, U.S. dollar/Canadian dollar (“CAD”) exchange rates and U.S. dollar/Euro exchange rates as a result of our direct sourcing programs and our operations in foreign countries.

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

Moores, our Canadian subsidiary, conducts most of its business in CAD but purchases a significant portion of its merchandise in U.S. dollars. Historically, the exchange rate between CAD and U.S. dollars has fluctuated. A decline in the value of the CAD as compared to the U.S. dollar may adversely impact our Canadian operations as the revenues and earnings of our Canadian operations will be reduced when they are translated to U.S. dollars. Also, the value of our Canadian net assets as expressed in U.S. dollars may decline. We utilize foreign currency hedging contracts related to our merchandise purchases to limit exposure to changes in U.S. dollar/CAD exchange rates; however, these hedging activities may not adequately protect our Canadian operations from exchange rate risk.

For information on our derivative instruments, see Note 16 of Notes to Consolidated Financial Statements.  A hypothetical 10% increase or decrease in applicable February 3, 2018 forward rates for these derivative financial instruments could impact their fair value by $9.1 million. However, it should be noted that any change in the value of these contracts, whether real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged item.

Interest Rate Risk

Borrowings under our Credit Facilities generally bear interest at a rate based on LIBOR plus an applicable margin. As such, our Credit Facilities expose us to market risk for changes in interest rates. For information on our indebtedness, see Note 6 of Notes to Consolidated Financial Statements.

The interest rate on our Term Loan is based on 1-month LIBOR, which was 1.58% at February 3, 2018, plus the applicable margin which is currently 3.50%, resulting in a total interest rate of 5.08%. To mitigate future interest rate risk, in January 2015, we entered into an interest rate swap agreement, in which the variable rate payments due under a portion of the Term Loan were exchanged for a fixed rate. In April 2017, we entered into an additional interest rate swap agreement to exchange variable rate payments under a portion of the Term Loan for a fixed rate. At February 3, 2018, the total notional amount under our interest rate swaps is $410.0 million. Also, in April 2015, we refinanced $400.0 million aggregate principal of our Term Loan from a variable rate to a fixed rate of 5.0%. After consideration of the swaps and refinancing, each one percentage point change in interest rates would result in an approximate $1.8 million change in annual interest expense on our Term Loan.

As the foreign exchange forward contracts and interest rate swap agreements are with financial institutions, we are exposed to credit risk in the event of nonperformance by these parties. However, due to the creditworthiness of these major financial institutions, full performance is anticipated.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Tailored Brands, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tailored Brands, Inc. and subsidiaries (the "Company") as of February 3, 2018 and January 28, 2017, the related consolidated statements of earnings (loss), comprehensive income (loss), shareholders' equity (deficit), and cash flows, for each of the three years in the period ended February 3, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 3, 2018 and January 28, 2017, and the results of its operations and its cash flows for each of the three years in the period ended February 3, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/DELOITTE & TOUCHE LLP

Houston, Texas

March 30, 2018

We have served as the Company’s auditor since at least 1991, in connection with its initial public offering.

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)

	February 3,	January 28,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$103,607	$70,889
Accounts receivable, net	79,783	65,714
Inventories	851,931	955,512
Other current assets	78,252	73,602
Total current assets	1,113,573	1,165,717
PROPERTY AND EQUIPMENT, AT COST:
Land	19,752	20,689
Buildings	149,880	148,623
Leasehold improvements	620,600	590,897
Furniture, fixtures and equipment	656,094	621,045
	1,446,326	1,381,254
Less accumulated depreciation and amortization	(985,652)	(897,089)
PROPERTY AND EQUIPMENT, net	460,674	484,165
RENTAL PRODUCT, net	123,730	152,610
GOODWILL	120,292	117,026
INTANGIBLE ASSETS, net	168,987	171,659
OTHER ASSETS	12,699	6,695
TOTAL ASSETS	$1,999,955	$2,097,872
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$145,106	$177,380
Accrued expenses and other current liabilities	285,537	267,899
Income taxes payable	6,121	1,262
Current portion of long-term debt	7,000	13,379
Total current liabilities	443,764	459,920
LONG-TERM DEBT, net	1,389,808	1,582,150
DEFERRED TAXES, net AND OTHER LIABILITIES	164,191	163,420
Total liabilities	1,997,763	2,205,490
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.01 par value, 2,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 49,287,856 and 48,783,700 shares issued	492	487
Capital in excess of par	491,648	470,801
Accumulated deficit	(479,166)	(538,823)
Accumulated other comprehensive loss	(10,782)	(40,083)
Total shareholders' equity (deficit)	2,192	(107,618)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$1,999,955	$2,097,872

The accompanying notes are an integral part of these consolidated financial statements.

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

For the Years Ended

February 3, 2018, January 28, 2017, and January 30, 2016

(In thousands, except per share amounts)

	Fiscal Year
	2017	2016	2015
Net sales:
Retail clothing product	$2,439,817	$2,445,922	$2,599,934
Rental services	428,355	457,444	443,290
Alteration and other services	184,849	195,035	209,250
Total retail sales	3,053,021	3,098,401	3,252,474
Corporate apparel clothing product	251,325	280,302	243,797
Total net sales	3,304,346	3,378,703	3,496,271
Cost of sales:
Retail clothing product	1,084,266	1,093,639	1,160,323
Rental services	69,973	82,764	76,726
Alteration and other services	139,840	136,904	145,852
Occupancy costs	415,981	431,298	455,486
Total retail cost of sales	1,710,060	1,744,605	1,838,387
Corporate apparel clothing product	185,520	192,630	173,461
Total cost of sales	1,895,580	1,937,235	2,011,848
Gross margin:
Retail clothing product	1,355,551	1,352,283	1,439,611
Rental services	358,382	374,680	366,564
Alteration and other services	45,009	58,131	63,398
Occupancy costs	(415,981)	(431,298)	(455,486)
Total retail gross margin	1,342,961	1,353,796	1,414,087
Corporate apparel clothing product	65,805	87,672	70,336
Total gross margin	1,408,766	1,441,468	1,484,423
Advertising expense	173,411	189,956	204,985
Selling, general and administrative expenses	1,000,892	1,099,328	1,085,900
Goodwill and intangible asset impairment charges	1,500	—	1,243,354
Asset impairment charges	3,547	19,358	27,480
Operating income (loss)	229,416	132,826	(1,077,296)
Interest income	564	167	187
Interest expense	(100,471)	(103,149)	(105,977)
Gain (loss) on extinguishment of debt, net	5,445	1,737	(12,675)
Earnings (loss) before income taxes	134,954	31,581	(1,195,761)
Provision (benefit) for income taxes	38,251	6,625	(169,042)
Net earnings (loss)	$96,703	$24,956	$(1,026,719)
Net earnings (loss) per common share allocated to common shareholders:
Basic	$1.97	$0.51	$(21.26)
Diluted	$1.95	$0.51	$(21.26)
Weighted-average common shares outstanding:
Basic	49,094	48,607	48,288
Diluted	49,468	48,786	48,288

The accompanying notes are an integral part of these consolidated financial statements.

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Years Ended

February 3, 2018, January 28, 2017 and January 30, 2016

(In thousands)

	Fiscal Year
	2017	2016	2015
Net earnings (loss)	$96,703	$24,956	$(1,026,719)
Currency translation adjustments	29,089	(13,546)	(22,427)
Unrealized gain (loss) on cash flow hedges, net of tax	227	1,925	(342)
Adjustment to minimum pension liability, net of tax	(15)	24	(46)
Comprehensive income (loss)	$126,004	$13,359	$(1,049,534)

The accompanying notes are an integral part of these consolidated financial statements.

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(In thousands, except shares)

				Accumulated
			(Accumulated	Other
		Capital	Deficit)	Comprehensive	Treasury	Total
	Common	in Excess	Retained	(Loss)	Stock, at	Equity
	Stock	of Par	Earnings	Income	Cost	(Deficit)
BALANCES — January 31, 2015	$482	$440,907	$537,263	$(5,671)	$(3,192)	$969,789
Net loss	—	—	(1,026,719)	—	—	(1,026,719)
Other comprehensive loss	—	—	—	(22,815)	—	(22,815)
Cash dividends — $0.72 per share	—	—	(35,143)	—	—	(35,143)
Share-based compensation	—	14,839	—	—	—	14,839
Common stock issued under share-based award plans and to stock discount plan — 307,142 shares	3	2,971	—	—	—	2,974
Tax payments related to vested deferred stock units	—	(4,538)	—	—	—	(4,538)
Tax benefit related to share-based plans	—	1,456	—	—	—	1,456
Repurchases of common stock — 5,799 shares	—	—	(277)	—	—	(277)
Treasury stock reissued — 8,804 shares	—	130	—	—	218	348
BALANCES — January 30, 2016	485	455,765	(524,876)	(28,486)	(2,974)	(100,086)
Net earnings	—	—	24,956	—	—	24,956
Other comprehensive loss	—	—	—	(11,597)	—	(11,597)
Cash dividends — $0.72 per share	—	—	(35,930)	—	—	(35,930)
Share-based compensation	—	17,436	—	—	—	17,436
Common stock issued under share-based award plans and to stock discount plan — 336,746 shares	3	2,186	—	—	—	2,189
Tax payments related to vested deferred stock units	—	(1,362)	—	—	—	(1,362)
Tax deficiency related to share-based plans	—	(3,224)	—	—	—	(3,224)
Retirement of treasury stock — 120,291 shares	(1)	—	(2,973)	—	2,974	—
BALANCES —January 28, 2017	487	470,801	(538,823)	(40,083)	—	(107,618)
Net earnings	—	—	96,703	—	—	96,703
Other comprehensive income	—	—	—	29,301	—	29,301
Cash dividends — $0.72 per share	—	—	(37,046)	—	—	(37,046)
Share-based compensation	—	20,636	—	—	—	20,636
Common stock issued under share-based award plans and to stock discount plan — 504,156 shares	5	1,898	—	—	—	1,903
Tax payments related to vested deferred stock units	—	(1,687)	—	—	—	(1,687)
BALANCES — February 3, 2018	$492	$491,648	$(479,166)	$(10,782)	$—	$2,192

The accompanying notes are an integral part of these consolidated financial statements.

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended

February 3, 2018, January 28, 2017 and January 30, 2016

(In thousands)

	Fiscal Year
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$96,703	$24,956	$(1,026,719)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	106,493	115,205	132,329
Rental product amortization	38,021	42,171	34,592
Goodwill and intangible asset impairment charges	1,500	—	1,243,354
(Gain) loss on extinguishment of debt, net	(5,445)	(1,737)	12,675
Amortization of deferred financing costs and discount on long-term debt	7,066	7,503	7,915
Loss on disposition of assets	1,237	6,396	3,548
Asset impairment charges	3,547	19,358	27,480
Share-based compensation	20,636	17,436	14,839
Excess tax benefits from share-based plans	—	(11)	(1,584)
Deferred tax benefit	(5,763)	(23,988)	(184,841)
Deferred rent expense and other	938	(1,725)	4,066
Changes in operating assets and liabilities:
Accounts receivable	(9,440)	(5,593)	8,165
Inventories	114,652	61,707	(94,889)
Rental product	(9,582)	(41,779)	(65,866)
Other assets	(5,956)	71,338	(8,815)
Accounts payable, accrued expenses and other current liabilities	(10,843)	(44,630)	22,953
Income taxes payable	4,650	849	289
Other liabilities	2,354	(4,828)	2,206
Net cash provided by operating activities	350,768	242,628	131,697
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(94,958)	(99,694)	(115,498)
Acquisition of business, net of cash	(457)	—	—
Proceeds from sales of property and equipment	5,480	617	2,617
Net cash used in investing activities	(89,935)	(99,077)	(112,881)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on term loan	(53,379)	(42,451)	(8,000)
Proceeds from asset-based revolving credit facility	276,300	609,537	180,500
Payments on asset-based revolving credit facility	(276,300)	(609,537)	(180,500)
Repurchase and retirement of senior notes	(145,371)	(21,924)	—
Deferred financing costs	(2,580)	—	(3,566)
Cash dividends paid	(35,761)	(35,240)	(34,980)
Proceeds from issuance of common stock	1,903	2,189	2,974
Tax payments related to vested deferred stock units	(1,687)	(1,362)	(4,538)
Excess tax benefits from share-based plans	—	11	1,584
Repurchases of common stock	—	—	(277)
Net cash used in financing activities	(236,875)	(98,777)	(46,803)
Effect of exchange rate changes	8,760	(3,865)	(4,294)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	32,718	40,909	(32,281)
Balance at beginning of period	70,889	29,980	62,261
Balance at end of period	$103,607	$70,889	$29,980

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (refunded) for:
Interest	$106,372	$96,408	$96,994
Income taxes, net	$39,537	$(39,682)	$21,857

We had unpaid capital expenditure purchases included in accounts payable and accrued expenses and other current liabilities of approximately $2.9 million, $12.2 million and $12.8 million in fiscal 2017, 2016 and 2015, respectively. Capital expenditure purchases are recorded as cash outflows from investing activities in the consolidated statement of cash flows in the period in which they are paid.

The accompanying notes are an integral part of these consolidated financial statements.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business—Effective January 31, 2016, Tailored Brands, Inc., a Texas corporation (“Tailored Brands”), became the successor reporting company to The Men’s Wearhouse, Inc. (“The Men’s Wearhouse”), pursuant to a holding company reorganization (the “Reorganization”).  Upon completion of the Reorganization, each issued and outstanding share of common stock of Men’s Wearhouse was automatically converted into one share of common stock of Tailored Brands, having the same designations, preferences, limitations, and relative rights and corresponding obligations as the shares of common stock of Men’s Wearhouse.  In addition, as part of the Reorganization, Men’s Wearhouse’s treasury shares were canceled. The consolidated assets and liabilities of Tailored Brands and its subsidiaries immediately after the Reorganization were the same as the consolidated assets and liabilities of Men's Wearhouse immediately prior to the Reorganization.

Tailored Brands and its subsidiaries (the “Company”, “we”, “us”, and “our”) is a specialty apparel retailer offering suits, suit separates, sport coats, slacks, formalwear, business casual, denim, sportswear, outerwear, dress shirts, shoes and accessories for men and tuxedo and suit rental product (collectively “rental product”).  We serve our customers through an expansive omni-channel network including over 1,400 locations in the United States (“U.S.”) and Canada as well as our branded e-commerce websites at www.menswearhouse.com, www.josbank.com and www.josephabboud.com.

Our retail stores are operated under the Men’s Wearhouse, Men’s Wearhouse and Tux, Jos. A. Bank Clothiers (“Jos. A. Bank”), Moores Clothing for Men (“Moores”), Joseph Abboud, and K&G names and carry a wide selection of exclusive and non-exclusive merchandise brands.  In addition, we offer our customers alteration services and most of our K&G stores also offer women’s career and casual apparel, sportswear and accessories, including shoes, and children’s apparel.  Also, we conduct retail dry cleaning, laundry and heirlooming operations through MW Cleaners in Texas.  See Note 3 for information on our divestiture of MW Cleaners.

Additionally, we operate an international corporate apparel business with operations in both the United Kingdom (“UK”) and the U.S.  Our UK-based business is the largest provider of corporate apparel in the UK under the Dimensions, Alexandra and Yaffy brands. In the U.S., our corporate apparel business operates under the Twin Hill brand name.  Our corporate apparel business provides corporate apparel uniforms and workwear to workforces through multiple channels including managed corporate accounts, catalogs and the internet at www.dimensions.co.uk, www.alexandra.co.uk, and www.twinhill.com.

We follow the standard fiscal year of the retail industry, which is a 52-week or 53-week period ending on the Saturday closest to January 31.  The periods presented in these financial statements are the fiscal years ended February 3, 2018 (“fiscal 2017”), January 28, 2017 (“fiscal 2016”), and January 30, 2016 (“fiscal 2015”).  Each of these periods had 52 weeks except for fiscal 2017, which consisted of 53 weeks.

Principles of Consolidation— The consolidated financial statements include the accounts of Tailored Brands, Inc. and its subsidiaries.  Intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Use of Estimates— The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventories—Inventories are valued at the lower of cost and net realizable value. Cost is determined based on the average cost method. Our inventory cost also includes estimated procurement and distribution costs (warehousing, freight, hangers and merchandising costs) associated with the inventory, with the balance of such costs included in cost of sales. Procurement and distribution costs are generally allocated to inventory based on the ratio of annual product purchases to inventory cost. We make assumptions, based primarily on historical experience, as to items in our inventory that may be damaged, obsolete or salable only at marked down prices to reflect the net realizable value of these items.

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

Buildings are depreciated using the straight‑line method over their estimated useful lives of 10 to 25 years. Depreciation of leasehold improvements is computed on the straight‑line method over the term of the lease, which is generally five to ten years based on the initial lease term plus first renewal option periods that are reasonably assured, or the useful life of the assets, whichever is shorter. Furniture, fixtures and equipment are depreciated using primarily the straight‑line method over their estimated useful lives of two to 15 years.

Depreciation expense was $102.5 million, $110.4 million and $117.9 million for fiscal 2017, 2016 and 2015, respectively.

Rental Product—Rental product is amortized to cost of sales based on the cost of each unit rented. The cost of each unit rented is estimated based on the number of times the unit is expected to be rented and the average cost of the rental product. Lost, damaged and retired rental product is also charged to cost of sales. Rental product is amortized to expense generally over a four year period. We make assumptions, based primarily on historical experience, as to the number of times each unit can be rented. Amortization expense was $38.0 million, $42.2 million and $34.6 million for fiscal 2017, 2016 and 2015, respectively.

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

Asset impairment charges totaled $3.5 million, $19.4 million and $27.5 million for fiscal 2017, 2016 and 2015, respectively.  Of the $3.5 million of asset impairment charges recorded in fiscal 2017, all of which relates to our retail segment, $1.2 million relates to fixed assets in our tuxedo shops within Macy’s (see Note 2 for additional information) and the remainder relates to underperforming stores. Of the $19.4 million recorded in fiscal 2016, $16.5 million relates to our retail segment, of which $14.0 million related to fixed assets in our tuxedo shops within Macy’s, $2.5 million related primarily to stores closed as part of our store rationalization program and $2.9 million relates to a long-lived asset reclassified as held for sale in our shared services segment.  Of the $27.5 million recorded in fiscal 2015, all of which relates to our retail segment, $23.1 million related to stores closed in fiscal 2016 as a result of our store rationalization program (see Note 4 for additional information).  The remaining $4.3 million of asset impairment charges recorded in fiscal 2015 related to underperforming stores, primarily at our Jos. A. Bank brand.

See Note 7 for additional discussion of impairment charges recorded in fiscal 2015 related to certain finite-lived intangible assets for Jos. A. Bank.

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

In addition, in January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates Step 2 from the goodwill impairment test and instead requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. We early adopted ASU 2017-04 in the fourth quarter of fiscal 2017, and it had no material impact on the consolidated financial statements.

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

As of February 3, 2018, our annual impairment evaluation of goodwill for all reporting units except for MW Cleaners, did not result in an impairment charge.  See Note 3 for discussion of a goodwill impairment charge related to our divestiture of MW Cleaners.

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

We estimate the fair values of these intangible assets based on an income approach using the relief-from-royalty method.  This approach is dependent upon a number of factors, including estimates of future growth and trends, royalty rates, discount rates and other variables.  We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain.  If the carrying value exceeds its estimated fair value, an impairment loss is recognized in the amount by which the carrying amount exceeds the estimated fair value of the asset. As of February 3, 2018, our annual impairment evaluation of indefinite-lived intangible assets did not result in an impairment charge.

See Note 7 for additional discussion of our goodwill and indefinite-lived intangible assets including the results of our fiscal 2015 assessment and related impairment charges.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Sabbatical Leave— We recognize compensation expense associated with a sabbatical leave or other similar benefit arrangement over the requisite service period during which an employee earns the benefit. In fiscal 2016, employees can no longer earn a sabbatical leave and, as a result, we are no longer accruing benefits for sabbatical leave.  The accrued liability for sabbatical leave, which is included in accrued expenses and other current liabilities in the consolidated balance sheets, was $3.6 million and $6.1 million as of fiscal 2017 and 2016, respectively.

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

In addition, the Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted in December 2017, which significantly changes how the U.S. taxes corporations.  As a result, we made certain judgments in interpreting the provisions of the Act as well as estimates in calculations used in preparing our fiscal 2017 operating results.  See Note 8 for further information regarding income taxes.

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

Gift Cards and Gift Card Breakage— Proceeds from the sale of gift cards are recorded as a liability and are recognized as net sales from products and services when the cards are redeemed.  Our gift cards do not have expiration dates.  We recognize income from breakage of gift cards when the likelihood of redemption of the gift card is remote.  We determine our gift card breakage rate based upon historical redemption patterns. Breakage income is recognized for those cards for which the likelihood of redemption is deemed to be remote and for which there is no legal obligation for us to remit the

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

value of such unredeemed gift cards to any relevant jurisdictions. Gift card breakage estimates are reviewed on a quarterly basis.  Gift card breakage income is recorded as other operating income and is classified as a reduction of selling, general and administrative expenses (“SG&A”) expenses in our consolidated statement of earnings (loss).  Pre-tax breakage income of $3.2 million, $2.9 million and $2.7 million was recognized during fiscal 2017, 2016 and 2015, respectively.

Loyalty Program—We maintain a customer loyalty program for our Men’s Wearhouse, Men’s Wearhouse and Tux, Jos. A. Bank and Moores brands in which customers receive points for purchases. Points are generally equivalent to dollars spent on a one‑to‑one basis, excluding any sales tax dollars. Upon reaching 500 points, customers are issued a $50 rewards certificate which they may redeem for purchases at our stores or online. Generally, reward certificates earned must be redeemed no later than six months from the date of issuance. We accrue the estimated costs of the anticipated certificate redemptions when the certificates are issued and charge such costs to cost of sales. Redeemed certificates are recorded as markdowns when redeemed and no revenue is recognized for the redeemed certificate amounts. The estimate of costs associated with the loyalty program requires us to make assumptions related to the cost of product or services to be provided to customers when the certificates are redeemed as well as redemption rates. The accrued liability for loyalty program reward certificates, which is included in accrued expenses and other current liabilities in the consolidated balance sheets, was $9.1 million and $9.8 million as of fiscal 2017 and 2016, respectively.

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

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We use the Black-Scholes option pricing model to estimate the fair value of stock options on the date of grant.  The fair value of deferred stock units, performance units, and restricted stock is determined based on the number of shares granted and the quoted closing price of our common stock on the date of grant.  The fair value of awards that contain a market condition is measured using a Monte Carlo simulation method.  Awards settled in cash are classified as liabilities and the fair value of awards settled in cash will be remeasured at each reporting period until the awards are settled.

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

Share‑based compensation expense, including cash settled awards, recognized for fiscal 2017 was $25.2 million.  Share-based compensation expense recognized for fiscal 2016 and 2015 was, $17.4 million and $14.8 million, respectively.  There were no cash settled awards granted during fiscal 2016 and 2015.  Total income tax benefit recognized in net earnings (loss) for share‑based compensation arrangements was $9.5 million, $6.8 million and $5.8 million for fiscal 2017, 2016 and 2015, respectively. See Note 13 for additional disclosures regarding share‑based compensation.

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

Earnings (loss) per share— In 2017, we calculated earnings (loss) per common share allocated to common shareholders using the treasury stock method while in 2016 and 2015, we applied the two-class method.  The two-class method required an evaluation of whether instruments granted in share-based payment transactions were participating securities, including unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) and how participating securities should be included in the computation of earnings per common share allocated to common shareholders.  See Note 5 for disclosures regarding earnings (loss) per common share allocated to common shareholders.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 amends the existing hedge accounting model in order to enable entities to better portray the economics of their risk management activities in their financial statements. ASU 2017-12 is effective for public companies for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption of ASU 2017-12 is permitted.  We are currently evaluating the impact ASU 2017-12 will have on our financial position, results of operations and cash flows.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In February 2016, the FASB issued ASU No. 2016-02, Leases.   ASU 2016-02 increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  The main difference between current U.S. GAAP and ASU 2016-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under current U.S. GAAP. ASU 2016-02 is effective for public companies for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption of ASU 2016-02 is permitted.  The guidance is required to be adopted using the modified retrospective approach, with optional practical expedients.  We are currently evaluating the impact ASU 2016-02 will have on our financial position, results of operations and cash flows but expect that it will result in a significant increase in our long-term assets and liabilities given we have a considerable number of operating leases.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities.  In August 2015, the FASB issued ASU No. 2015-14 which deferred the effective date of ASU 2014-09 by one year.  As a result of this deferral, ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted for annual reporting periods beginning after December 15, 2016.  The FASB has also issued several updates to ASU 2014-09. The guidance allows for either a full retrospective or a modified retrospective transition method and will also require additional disclosures.  We will adopt ASU 2014-09 in the first quarter of fiscal 2018 using the modified retrospective method by recognizing a cumulative adjustment to retained earnings.

Based on our assessment, we determined that the adoption of ASU 2014-09 will impact the timing of revenue recognition related to our customer loyalty programs, gift cards and e-commerce sales.  For our customer loyalty programs, we will no longer use the incremental cost method approach, rather we will use a deferred revenue model.  For gift card breakage, which is currently recognized as a reduction of SG&A when the redemption of the gift card is remote, we will now classify breakage within net sales and it will be recognized proportionately over the expected redemption period.  For e-commerce sales, we will no longer recognize revenue based on estimated customer receipt but will recognize revenue upon shipment to the customer.

In addition, for our corporate apparel segment, certain deferred revenue balances along with related inventory amounts will be eliminated as part of the cumulative adjustment to retained earnings.  Also, for estimated sales returns, we will recognize allowances for estimated sales returns on a gross basis rather than net basis on the consolidated balance sheets.

We expect the cumulative adjustment to retained earnings will be less than $40.0 million, net of tax.  We do not expect the adoption of ASU 2014-09 to have a material impact on our results of operations, financial condition or cash flows on an ongoing basis.

2.  TERMINATION OF TUXEDO RENTAL LICENSE AGREEMENT WITH MACY’S

During the first quarter of fiscal 2017, we reached an agreement with Macy's to wind down operations under the tuxedo rental license agreement established between Macy's and The Men's Wearhouse in 2015. During fiscal 2017, we completed the winding down of our operations related to our tuxedo shops within Macy's and all tuxedo shops within Macy's closed in the second quarter of 2017.

As a result of the agreement, during the first quarter of fiscal 2017, we incurred $17.2 million of termination-related costs, of which $14.6 million were cash charges.  These costs included $12.3 million related to contract termination, $1.4 million of rental product write-offs, $1.2 million of asset impairment charges and $2.3 million of other costs, all of which relate to our retail segment. Of the $17.2 million in termination-related costs, $14.6 million is recorded in SG&A, $1.4 million is included in cost of sales and $1.2 million is included in asset impairment charges in the consolidated statement of earnings.  At February 3, 2018, all termination-related costs have been paid.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.  DIVESTITURE OF MW CLEANERS

On February 28, 2018, we entered into a definitive agreement to divest our MW Cleaners business for approximately $18.0 million, subject to certain adjustments, and the transaction closed on March 3, 2018.

Additionally, we determined that the MW Cleaners business did not meet the held for sale criteria as of the end of fiscal 2017.  However, during the fourth quarter of 2017, based on an indicator of the fair value of the business, we recorded a goodwill impairment charge of $1.5 million to write down the net assets related to MW Cleaners to its estimated fair value, which relates to our retail segment.  Total assets for MW Cleaners of approximately $24.0 million primarily consist of accounts receivable, goodwill and property, plant and equipment while total liabilities of approximately $6.0 million primarily consist of accrued expenses and deferred tax liabilities.

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

No charges were incurred under these initiatives in fiscal 2017. Cumulative pre-tax restructuring and other charges incurred in fiscal 2016 and 2015 related to these programs was $109.6 million, of which approximately $68.1 million were cash expenses.

A summary of the charges incurred are presented in the table below (amounts in thousands):

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

The following table is a rollforward of amounts included in accrued expenses and other current liabilities in the consolidated balance sheet related to the pre-tax restructuring and other charges (amounts in thousands):

	Severance and	Lease
	Employee-	Termination	Consulting	Other
	Related Costs	Costs	Costs	Costs	Total
Beginning Balance, January 28, 2017	$986	$4,834	$60	$25	$5,905
Charges, excluding non-cash items	—	—	—	—	—
Payments	(986)	(4,557)	(60)	(25)	(5,628)
Ending Balance, February 3, 2018	$—	$277	$—	$—	$277

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition to the restructuring costs described above, we incurred integration and other costs related to Jos. A. Bank totaling $8.8 million and $18.7 million for fiscal years 2016 and 2015, respectively.  Integration and other costs for fiscal 2016 include $2.1 million recorded in cost of sales with the remainder recorded in SG&A.  Integration and other costs for fiscal 2015 include $0.9 million recorded in cost of sales with the remainder recorded in SG&A.

5.    EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share allocated to common shareholders is computed by dividing net earnings (loss) by the weighted-average common shares outstanding during the period.  Diluted earnings (loss) per common share reflect the more dilutive earnings per common share amount calculated using the treasury stock method or the two-class method.  For fiscal 2017, the treasury stock method is used to calculate diluted earnings per common share while the two-class method was used for fiscal 2016 and 2015.

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

	Fiscal Year

	2017	2016	2015
Numerator
Net earnings (loss)	$96,703	$24,956	$(1,026,719)
Net earnings allocated to participating securities (restricted stock and deferred stock units)	—	(28)	—
Net earnings (loss) allocated to common shareholders	$96,703	$24,928	$(1,026,719)
Denominator
Basic weighted-average common shares outstanding	49,094	48,607	48,288
Dilutive effect of share-based awards	374	179	—
Diluted weighted-average common shares outstanding	49,468	48,786	48,288
Net earnings (loss) per common share allocated to common shareholders:
Basic	$1.97	$0.51	$(21.26)
Diluted	$1.95	$0.51	$(21.26)

For fiscal 2017, 2016 and 2015, 1.8 million, 1.6 million, and 0.4 million anti‑dilutive shares of common stock were excluded from the calculation of diluted earnings (loss) per common share allocated to common shareholders, respectively.

6.    DEBT

In 2014, The Men’s Wearhouse entered into a term loan credit agreement that provides for a senior secured term loan in the aggregate principal amount of $1.1 billion (the “Term Loan”) and a $500.0 million asset-based revolving credit agreement (the “ABL Facility”, and together with the Term Loan, the “Credit Facilities”) with certain of our U.S. subsidiaries and Moores the Suit People Inc., one of our Canadian subsidiaries, as co-borrowers.  Proceeds from the Term Loan were reduced by an $11.0 million original issue discount (“OID”), which is presented on the balance sheet as a reduction of the outstanding balance on the Term Loan and is amortized to interest expense over the contractual life of the Term Loan.  In addition, in 2014, The Men’s Wearhouse issued $600.0 million in aggregate principal amount of 7.00% Senior Notes due 2022 (the “Senior Notes”).

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In October 2017, we amended our then existing $500.0 million ABL Facility in part to increase the principal amount available to $550.0 million and extend the maturity date to October 2022. See Credit Facilities section below for additional information.

The Credit Facilities and the Senior Notes contain customary non-financial and financial covenants, including fixed charge coverage ratios, total leverage ratios and secured leverage ratios. In addition, we are currently restricted on our ability to pay dividends on our common stock in excess of $10.0 million per quarter.  Historically, our total leverage ratio and secured leverage ratio were above the maximums specified in the agreements. As a result, we were subject to certain additional restrictions, including limitations on our ability to make significant acquisitions and incur additional indebtedness. As of February 3, 2018, our total leverage ratio and secured leverage ratio were below the maximums specified in the agreements and we believe these ratios will remain below the maximums specified in the agreements, which will result in the elimination of these additional restrictions.

Credit Facilities

The Term Loan is guaranteed, jointly and severally, by Tailored Brands, Inc. and certain of our U.S. subsidiaries and will mature in 2021.  The interest rate on the Term Loan is based on 1-month LIBOR, which was 1.58% at February 3, 2018, plus the applicable margin which is currently 3.50%, resulting in a total interest rate of 5.08%. In January 2015, we entered into an interest rate swap agreement, in which the variable rate payments due under a portion of the Term Loan were exchanged for a fixed rate. In April 2017, we entered into an additional interest rate swap agreement to exchange variable rate payments under a portion of the Term Loan for a fixed rate. At February 3, 2018, the total notional amount under our interest rate swaps is $410.0 million. See Note 16 for additional information on our interest rate swaps.

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

As a result of the interest rate swaps and the Incremental Agreement, we have converted a significant portion of the variable interest rate under the Term Loan to a fixed rate and, as of February 3, 2018, the Term Loan had a weighted average interest rate of 5.22%.

In October 2017, we amended our ABL Facility, which now provides for a senior secured revolving credit facility of $550.0 million, with possible future increases to $650.0 million under an expansion feature, that matures in October 2022, and is guaranteed, jointly and severally, by Tailored Brands, Inc. and certain of our U.S. subsidiaries. The ABL Facility has several borrowing and interest rate options including the following indices:  (i) adjusted LIBOR, (ii) Canadian Dollar Offered Rate (“CDOR”) rate, (iii) Canadian prime rate or (iv) an alternate base rate (equal to the greater of the prime rate, the New York Federal Reserve Bank (“NYFRB”) rate plus 0.5% or adjusted LIBOR for a one-month interest period plus 1.0%). Advances under the ABL Facility bear interest at a rate per annum using the applicable indices plus a varying interest rate margin of up to 1.75%. The ABL Facility also provides for fees applicable to amounts available to be drawn under outstanding letters of credit which range from 1.25% to 1.75%, and a fee on unused commitments of 0.25%. As of February 3, 2018, there were no borrowings outstanding under the ABL Facility.  During fiscal 2017, the maximum borrowing outstanding under the ABL Facility was $34.7 million.

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

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We utilize letters of credit primarily as collateral for workers compensation claims and to secure inventory purchases.  At February 3, 2018, letters of credit totaling approximately $37.3 million were issued and outstanding.  Borrowings available under the ABL Facility as of February 3, 2018 were $505.5 million.

Senior Notes

The Senior Notes are guaranteed, jointly and severally, on an unsecured basis by Tailored Brands, Inc. and certain of our U.S. subsidiaries.  The Senior Notes and the related guarantees are senior unsecured obligations of The Men’s Wearhouse and the guarantors, respectively, and will rank equally with all of The Men’s Wearhouse’s and each guarantor’s present and future senior indebtedness.  The Senior Notes will mature in July 2022.  Interest on the Senior Notes is payable on January 1 and July 1 of each year.

We may redeem some or all of the Senior Notes at any time on or after July 1, 2017 at the redemption prices set forth in the indenture governing the Senior Notes.  Upon the occurrence of certain specific changes of control, we may be required to offer to purchase the Senior Notes at 101% of their aggregate principal amount plus accrued and unpaid interest thereon to the date of purchase.

Long-Term Debt

In May 2017, we made a mandatory excess cash flow prepayment of $4.6 million on the Term Loan.  In January 2018, we also made an optional prepayment of $40.0 million on the Term Loan. As a result of these prepayments, we recorded a loss on extinguishment of debt totaling $0.9 million consisting of the elimination of unamortized deferred financing costs and OID related to the Term Loan.

In addition, during fiscal 2017, we repurchased and retired $153.8 million in face value of Senior Notes through open market transactions, which were consummated via borrowings on our ABL Facility. As a result, we recorded a net gain on extinguishment totaling $6.3 million, which reflects an $8.4 million gain upon repurchase partially offset by the elimination of unamortized deferred financing costs of $2.1 million.

As a result of the repurchase and retirement of $153.8 million in face value of Senior Notes and our Term Loan prepayments, we recorded a net gain on extinguishment totaling $5.4 million which reflects a $8.4 million gain upon repurchase partially offset by the elimination of unamortized deferred financing costs of $3.0 million, which is included as a separate line in the consolidated statement of earnings (loss).

The following table provides details on our long-term debt as of February 3, 2018 and January 28, 2017 (in thousands):

	February 3,	January 28,
	2018	2017
Term Loan (net of unamortized OID of $3.0 million at February 3, 2018 and $4.1 million at January 28, 2017)	$990,465	$1,042,660
Senior Notes	421,209	575,000
Less: Deferred financing costs related to the Term Loan and Senior Notes	(14,866)	(22,131)
Total long-term debt, net	1,396,808	1,595,529
Current portion of long-term debt	(7,000)	(13,379)
Total long-term debt, net of current portion	$1,389,808	$1,582,150

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides principal payments due on long-term debt in the next five fiscal years and the remaining years thereafter (in thousands):

Fiscal Year
2018	$7,000
2019	5,250
2020	7,000
2021	974,170
2022	421,209
Thereafter	—
Total long-term debt	1,414,629
Deferred financing costs and unamortized OID	(17,821)
Total long-term debt, net	$1,396,808

7.    GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill allocated to our reportable segments and changes in the net carrying amount of goodwill for the years ended February 3, 2018 and January 28, 2017 are as follows (in thousands):

		Corporate
	Retail	Apparel	Total
Balance at January 30, 2016	$93,201	$25,385	$118,586
Translation adjustment	1,310	(2,870)	(1,560)
Balance at January 28, 2017	94,511	22,515	117,026
Goodwill of acquired business	—	695	695
Goodwill impairment charge	(1,500)	—	(1,500)
Translation adjustment	1,294	2,777	4,071
Balance at February 3, 2018	$94,305	$25,987	$120,292

The goodwill of acquired business resulted from an immaterial acquisition by our UK based operations. See Note 3 for discussion of a goodwill impairment charge related to our divestiture of MW Cleaners.

As of February 3, 2018 and January 28, 2017, accumulated goodwill impairment totaled $780.0 million and $778.5 million respectively, all within our retail segment.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible Assets

The gross carrying amount and accumulated amortization of our identifiable intangible assets are as follows (in thousands):

	February 3,	January 28,
	2018	2017
Amortizable intangible assets:
Carrying amount:
Trademarks, tradenames and franchise agreements	$16,273	$15,966
Favorable leases	13,229	13,826
Customer relationships	28,713	25,483
Total carrying amount	58,215	55,275
Accumulated amortization:
Trademarks, tradenames and franchise agreements	(10,558)	(10,055)
Favorable leases	(5,010)	(3,961)
Customer relationships	(17,992)	(13,804)
Total accumulated amortization	(33,560)	(27,820)
Total amortizable intangible assets, net	24,655	27,455
Indefinite-lived intangible assets:
Trademarks and tradename	144,332	144,204
Total intangible assets, net	$168,987	$171,659

The pre-tax amortization expense associated with intangible assets subject to amortization totaled approximately $4.2 million, $4.8 million and $14.4 million for fiscal 2017, 2016 and 2015, respectively.  Pre-tax amortization expense associated with intangible assets subject to amortization at February 3, 2018 is estimated to be approximately $3.8 million for fiscal year 2018, $3.6 million for fiscal year 2019, $3.5 million for fiscal year 2020, $3.4 million for fiscal year 2021 and $2.1 million for fiscal year 2022.

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

In the second step of the quantitative goodwill impairment test, we compared the implied fair value of the Jos. A. Bank goodwill with its carrying amount.  The estimated fair value of the Jos. A. Bank reporting unit was allocated to its individual assets and liabilities in the same manner as if Jos. A. Bank was being acquired in a business combination and the fair value was the purchase price paid to acquire Jos. A. Bank.  As a result of this valuation, it was determined that the entire carrying amount of Jos. A. Bank’s goodwill was impaired, resulting in a non-cash pre-tax goodwill impairment charge of $769.0 million, which is included within “Goodwill and intangible asset impairment charges” in our statements of earnings (loss).

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

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.  INCOME TAXES

Earnings (loss) before income taxes (in thousands):

	Fiscal Year
	2017	2016	2015
United States	$90,399	$(9,986)	$(1,242,022)
Foreign	44,555	41,567	46,261
Total	$134,954	$31,581	$(1,195,761)

The provision (benefit) for income taxes consists of the following (in thousands):

	Fiscal Year
	2017	2016	2015
Current tax expense:
Federal	$25,701	$18,545	$5,615
State	5,067	912	1,877
Foreign	13,246	11,156	8,307
Deferred tax (benefit) expense:
Federal and state	(21,187)	(23,135)	(185,440)
Foreign	15,424	(853)	599
Total	$38,251	$6,625	$(169,042)

In December 2017, the U.S. enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Reform Act”). The changes included in the Tax Reform Act are broad and complex, which impacted our consolidated financial statements in fiscal 2017 including, but not limited to: reducing the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018 and requiring a one-time transition tax on certain unrepatriated earnings of non-U.S. subsidiaries that may electively be paid over eight years. The transition tax resulted in certain previously untaxed non-U.S. earnings being included in the U.S. federal and state 2017 taxable income.

The Tax Reform Act also enacted new tax laws which include, but are not limited to: a Base Erosion Anti-abuse Tax (“BEAT”), which is a new minimum tax, generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries, a provision designed to tax currently global intangible low taxed income (“GILTI”), a provision that may limit the amount of currently deductible interest expense, the repeal of the domestic production incentives, limitations on the deductibility of certain executive compensation, and  limitations on the utilization of foreign tax credits to reduce the U.S. income tax liability.

Shortly after the Tax Reform Act was enacted, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) which provides guidance on accounting for the Tax Reform Act’s impact. SAB 118 provides a measurement period, which in no case should extend beyond one year from the Tax Reform Act enactment date, during which a company acting in good faith may complete the accounting for the impacts of the Tax Reform Act. In accordance with SAB 118, a company must reflect the income tax effects of the Tax Reform Act in the reporting period in which the accounting is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Reform Act is incomplete, a company can determine a reasonable estimate for those effects and record a provisional estimate in the financial statements in the first reporting period in which a reasonable estimate can be determined.

As a result, we have recorded a provisional discrete net tax benefit of $0.3 million related to the Tax Reform Act in fiscal 2017 which is made up of a benefit from the deferred tax remeasurement offset by additional provision for the transition tax.  While we have made a reasonable estimate of the impact of the Tax Reform Act, we are continuing to finalize the consequences of tax reform, including the temporary differences that existed on the date of enactment.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Furthermore, as a result of the Tax Reform Act, the Company is currently analyzing its global working capital requirements and the potential tax liabilities that would be incurred if certain non-U.S. subsidiaries made distributions, which include local country withholding tax and potential U.S. state taxation.  In prior years, no provision for U.S. income taxes or Canadian withholding taxes had been made on the cumulative undistributed earnings of foreign companies because we intended to permanently reinvest all the foreign earnings outside the U.S. In response to the Tax Reform Act, we no longer intend to permanently reinvest our foreign earnings. As a result, the Company has included a provisional estimate of incremental withholding liabilities on its investment in foreign earnings totaling $17.3 million.

Lastly, we are also currently analyzing other provisions of the Tax Reform Act that become effective in fiscal 2018. These provisions include eliminating U.S. federal income taxes on dividends from foreign subsidiaries, the treatment of amounts in accumulated other comprehensive income, potential limitations on the amount of currently deductible interest expense, and the limitations on the deductibility of certain executive compensation.  The impact of these provisions may result in future adjustments of estimates included in our fiscal 2017 financial statements.

A reconciliation of the statutory federal income tax rate to our effective tax rate is as follows:

	Fiscal Year
	2017	2016	2015
Federal statutory rate	33.7%	35.0%	(35.0)%
State income taxes, net of federal benefit	1.2	(5.6)	(2.0)
Uncertain tax positions	(13.6)	1.0	0.1
Foreign tax rate differential	(2.9)	(14.3)	(0.5)
Amortizable tax goodwill	(1.1)	(5.0)	(0.1)
Goodwill impairment	—	—	22.5
Valuation allowance	7.1	10.3	0.5
Tax credits	(9.6)	(3.4)	—
Impact of change to permanent reinvestment of foreign earnings	12.8	—	—
Impact of Tax Reform Act	(0.2)	—	—
Impact of ASU 2016-09	2.1	—	—
Adjustments to net tax accruals	—	4.4	0.5
Other	(1.2)	(1.4)	(0.1)
	28.3%	21.0%	(14.1)%

In fiscal 2017, our effective income tax rate was 28.3% and is lower than the U.S. statutory rate primarily due to foreign earnings and the lower tax rates in these jurisdictions and the release of specific uncertain tax positions liabilities, partially offset by a change in our position on permanently reinvested foreign earnings and valuation allowance changes.  In fiscal 2016, our effective income tax rate was 21.0% and is lower than the U.S. statutory rate primarily due to foreign earnings and lower tax rates in these jurisdictions. Our effective tax rate is affected by recurring items, such as tax rates in foreign jurisdictions, which are lower than the federal rate,  and the amounts we earn in those jurisdictions.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that a portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of February 3, 2018, it is more likely than not that we will realize the benefits of the deferred tax assets, except as discussed below.

At February 3, 2018 and January 28, 2017, we had net non-current deferred tax liabilities of $68.8 million and $70.6 million, respectively.  The decrease in the net deferred tax liabilities is primarily due to the change in the federal statutory rate as a result of the Tax Reform Act.  We have a valuation allowance of $19.5 million against certain state deferred tax assets and foreign tax credits for which we have concluded it is more likely than not that we will not recognize the asset.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total deferred tax assets and liabilities and the related temporary differences as of February 3, 2018 and January 28, 2017 were as follows (in thousands):

	February 3,	January 28,
	2018	2017
Deferred tax assets:
Accrued rent and other expenses	$31,574	$53,851
Accrued compensation	16,475	28,530
Accrued inventory markdowns	3,616	8,330
Other	608	2,902
Tax loss and other carryforwards	28,605	23,361
Total deferred tax assets	80,878	116,974
Valuation allowance	(19,472)	(9,830)
Net deferred tax assets	61,406	107,144
Deferred tax liabilities:
Property and equipment	(46,089)	(79,217)
Capitalized inventory costs	(17,950)	(30,977)
Intangibles	(43,686)	(65,776)
Investment in foreign subsidiaries	(17,314)	—
Other	(5,192)	(1,770)
Total deferred tax liabilities	(130,231)	(177,740)
Net deferred tax liabilities	$(68,825)	$(70,596)

In accordance with the guidance regarding accounting for uncertainty in income taxes, we classify uncertain tax positions as non‑current income tax liabilities unless expected to be paid within one year and recognize interest and/or penalties related to income tax matters in income tax expense. As of February 3, 2018 and January 28, 2017, the total amount of accrued interest related to uncertain tax positions was $0.2 million and $1.5 million, respectively.

The following table summarizes the activity related to our uncertain tax positions (in thousands):

	February 3,	January 28,
	2018	2017
Gross uncertain tax positions, beginning balance	$19,450	$20,868
Increase in tax positions for prior years	156	2,343
Decrease in tax positions for prior years	(17,908)	(2,321)
Increase in tax positions due to business combinations	—	—
Increase in tax positions for current year	300	—
Decrease in tax positions for current year	—	—
Settlements	(350)	—
Lapse from statute of limitations	(494)	(1,440)
Gross uncertain tax positions, ending balance	$1,154	$19,450

Of the $1.2 million in uncertain tax positions as of February 3, 2018, $1.2 million, if recognized, would reduce our income tax expense and effective tax rate. We do not expect material changes in the total amount of uncertain tax positions within the next 12 months as the outcome of tax matters is uncertain and unforeseen results can occur.

We are subject to routine compliance examinations on tax matters by various tax jurisdictions in the ordinary course of business.  Tax return years which are open to examinations range from fiscal 2012 through fiscal 2016.  Our tax jurisdictions include the United States, Canada, the UK, The Netherlands, Hong Kong and France as well as their states, territories, provinces and other political subdivisions.  A number of U.S. state examinations are ongoing.

At February 3, 2018, we had federal, state and foreign net operating loss (“NOL”) carryforwards of approximately $12.5 million, $132.3 million and $1.5 million, respectively.  The federal and state NOL carryforwards will expire between fiscal 2018 and 2037; the foreign NOLs can be carried forward indefinitely.  At February 3, 2018, we also have $11.0 million of foreign tax credit carryforwards, which will expire between fiscal 2019 and fiscal 2027.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.  INVENTORIES

The following table provides details on our inventories as of February 3, 2018 and January 28, 2017 (in thousands):

	February 3,	January 28,
	2018	2017
Finished goods	$739,668	$846,585
Raw materials and merchandise components	112,263	108,927
Total inventories	$851,931	$955,512

10.  OTHER CURRENT ASSETS, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES AND DEFERRED TAXES AND OTHER LIABILITIES

The following table provides details on our other current assets as of February 3, 2018 and January 28, 2017 (in thousands):

	February 3,	January 28,
	2018	2017
Prepaid expenses	$47,545	$47,057
Tax receivable	20,368	15,794
Other	10,339	10,751
Total other current assets	$78,252	$73,602

The following table provides details on our accrued expenses and other current liabilities as of February 3, 2018 and January 28, 2017 (in thousands):

	February 3,	January 28,
	2018	2017
Accrued salary, bonus, sabbatical, vacation and other benefits	$84,767	$72,589
Customer deposits, prepayments and refunds payable	59,633	28,384
Unredeemed gift cards	39,609	40,865
Sales, value-added, payroll, property and other taxes payable	29,409	31,188
Accrued workers compensation and medical costs	25,244	31,609
Accrued dividends	11,128	9,842
Loyalty program reward certificates	9,106	9,840
Accrued royalties	5,032	3,720
Accrued interest	3,281	15,457
Lease termination and other store closure costs	427	4,834
Other	17,901	19,571
Total accrued expenses and other current liabilities	$285,537	$267,899

The following table provides details on our deferred taxes, net and other liabilities as of February 3, 2018 and January 28, 2017 (in thousands):

	February 3,	January 28,
	2018	2017
Deferred and other income tax liabilities, net	$95,314	$92,079
Deferred rent and landlord incentives	60,136	61,215
Unfavorable lease liabilities	2,910	4,693
Other	5,831	5,433
Total deferred taxes, net and other liabilities	$164,191	$163,420

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.  ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table summarizes the components of accumulated other comprehensive (loss) income during fiscal 2017, 2016 and 2015 (in thousands and net of tax):

	Foreign
	Currency	Cash Flow	Pension
	Translation	Hedges	Plan	Total
BALANCE— January 31, 2015	$(4,232)	$(1,665)	$226	$(5,671)
Other comprehensive loss before reclassifications	(22,427)	(1,566)	(46)	(24,039)
Amounts reclassified from accumulated other comprehensive loss	—	1,224	—	1,224
Net other comprehensive loss	(22,427)	(342)	(46)	(22,815)
BALANCE— January 30, 2016	(26,659)	(2,007)	180	(28,486)
Other comprehensive (loss) income before reclassifications	(13,546)	616	24	(12,906)
Amounts reclassified from accumulated other comprehensive loss	—	1,309	—	1,309
Net other comprehensive (loss) income	(13,546)	1,925	24	(11,597)
BALANCE— January 28, 2017	(40,205)	(82)	204	(40,083)
Other comprehensive income (loss) before reclassifications	29,089	(3,397)	(15)	25,677
Amounts reclassified from accumulated other comprehensive loss	—	3,624	—	3,624
Net other comprehensive income	29,089	227	(15)	29,301
BALANCE— February 3, 2018	$(11,116)	$145	$189	$(10,782)

Amounts reclassified from other comprehensive (loss) income in fiscal 2017 related to changes in the fair value of our interest rate swaps which is recorded in interest expense in the consolidated statement of earnings (loss) and changes in the fair value of cash flow hedges related to inventory purchases, which is recorded within cost of sales in the consolidated statement of earnings (loss). Amounts reclassified from other comprehensive (loss) income in fiscal 2016 and fiscal 2015 related to changes in the fair value of our interest rate swaps, which is recorded in interest expense in the consolidated statement of earnings (loss).

12.  DIVIDENDS

Cash dividends paid were approximately $35.8 million, $35.2 million and $35.0 million during fiscal 2017, 2016 and 2015, respectively.  In fiscal 2017, 2016 and 2015, a dividend of $0.18 per share was declared in each quarter, for an annual dividend of $0.72 per share, respectively.

The quarterly cash dividend of $0.18 per share declared by our Board of Directors (the “Board”) in January 2018 is payable on March 29, 2018 to shareholders of record on March 19, 2018 and is included in accrued expenses and other current liabilities on the consolidated balance sheet as of February 3, 2018.

13.  EQUITY AND SHARE‑BASED COMPENSATION PLANS

Preferred Stock

Our Board is authorized to issue up to 2,000,000 shares of preferred stock and to determine the dividend rights and terms, redemption rights and terms, liquidation preferences, conversion rights, voting rights and sinking fund provisions of those shares without any further vote or act by Company shareholders. There was no issued preferred stock as of February 3, 2018 and January 28, 2017, respectively.

Stock Plans

In June 2016, our shareholders approved the Tailored Brands, Inc. 2016 Long-Term Incentive Plan (the “2016 LTIP”), which will be used for equity grants after June 2016. As amended in 2017, the 2016 LTIP provides for an aggregate of up to 9,300,000 shares, subject to adjustment, of our common stock (or the fair market value thereof) with respect to which stock options, stock appreciation rights, restricted stock, deferred stock units and performance based awards may be granted to full‑time key employees and to non‑employee directors of the Company.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition, we continue to administer the 2004 Long-Term Incentive Plan (the “2004 LTIP”) and the 1996 Long‑Term Incentive Plan (“1996 Plan”) as a result of awards which remain outstanding pursuant to such plans. Awards are no longer available for grant under the 2004 LTIP and 1996 Plan.

Options granted under these plans vest annually in varying increments over a period from one to ten years and must be exercised within ten years of the date of grant. Grants of deferred stock units, performance units or restricted stock generally vest over a period from one to three years; however, certain grants vest annually at varying increments over a period up to ten years.

As of February 3, 2018, 6,700,667 shares were available for grant under the 2016 LTIP and 10,236,163 shares of common stock were reserved for future issuance under the existing plans.

Non‑Vested Deferred Stock Units, Performance Units and Restricted Stock Shares

The following table summarizes the activity of time-based and performance-based (collectively, “DSUs”) awards during fiscal 2017:

			Weighted-Average
	Units		Grant-Date Fair Value
	Time-	Performance-	Time-	Performance-
	Based	Based	Based	Based
Non-Vested at January 28, 2017	1,061,965	523,948	$24.31	$28.28
Granted	472,708	542,528	11.48	11.45
Vested(1)	(456,758)	—	25.38	—
Forfeited	(63,226)	(72,845)	19.70	22.01
Non-Vested at February 3, 2018	1,014,689	993,631	$18.13	$19.55

(1)	Includes 126,064 shares relinquished for tax payments related to vested DSUs in fiscal 2017.

The following table summarizes additional information about DSUs:

	Fiscal Year
	2017	2016	2015
DSUs issued	1,015,236	1,315,140	397,811
Weighted average grant date fair value	$11.47	$18.61	$53.03

The fair value of shares vested was $11.6 million, $11.1 million and $10.2 million in fiscal 2017, 2016 and 2015, respectively. As of February 3, 2018, the intrinsic value of non‑vested DSUs was $47.2 million.  Grants of DSUs generally vest over a period of three years.  DSUs earn dividends throughout the vesting period that are subject to the same vesting terms as the underlying awards.

The 542,528 performance units granted in 2017 represent a contingent right to earn shares of common stock, subject to the achievement of a Company-specific performance target for fiscal 2019. Assuming the performance target is achieved, 100% of the award will vest on the three year anniversary of the grant date. Performance units that are unvested at the end of the performance period will lapse and be forfeited.  Performance units earn dividends throughout the vesting period that are subject to the same vesting terms as the underlying awards.

As of February 3, 2018, we have unrecognized compensation expense related to non‑vested DSUs of approximately $17.5 million which is expected to be recognized over a weighted‑average period of 1.5 years.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes activity of restricted stock during fiscal 2017:

		Weighted-Average
	Shares	Grant-Date Fair Value
Non-Vested at January 28, 2017	36,878	$15.56
Granted	—	—
Vested	(36,878)	15.56
Forfeited	—	—
Non-Vested at February 3, 2018	—	$—

These restricted stock awards received non-forfeitable dividends when paid to shareholders of record at the payment date.

The following table summarizes additional information about restricted stock:

	Fiscal Year
	2017	2016	2015
Stock issued	—	18,646	33,157
Weighted average grant date fair value	$—	$17.37	$27.93
Fair value of shares vested (in millions)	$0.6	$0.7	$2.0

Stock Options

The following table summarizes the activity of stock options during fiscal 2017:

		Weighted-	Remaining		Intrinsic
	Number of	Average	Contractual		Value
	Shares	Exercise Price	Term		(in thousands)
Outstanding at January 28, 2017	1,194,690	$29.70
Granted	630,083	11.54
Exercised	(5,790)	17.43
Forfeited	(87,833)	15.78
Expired	(203,974)	37.88
Outstanding at February 3, 2018	1,527,176	$21.97	7.4	Years	$9,369
Vested and expected to vest at February 3, 2018	1,500,002	$22.14	7.4	Years	$9,079
Exercisable at February 3, 2018	576,616	$32.28	5.1	Years	$939

The weighted‑average grant date fair value of stock options granted during fiscal 2017, 2016 and 2015 was $3.86, $5.18 and $18.63, respectively. The fair value of options is estimated on the date of grant using the Black‑Scholes option pricing model using the following weighted‑average assumptions:

	Fiscal Year
	2017	2016	2015
Risk-free interest rates	1.75%	1.22%	1.51%
Expected lives	5.0 years	5.0 years	5.0 years
Dividend yield	4.69%	4.13%	1.38%
Expected volatility	55.12%	47.95%	39.74%

The risk‑free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected lives represents the period of time the options are expected to be outstanding after their grant date. The dividend yield is based on the average of the annual dividend divided by the market price of our common stock at the time of declaration. The expected volatility is based on historical volatility of our common stock. The total intrinsic value of options exercised during fiscal 2017, 2016 and 2015 was less than $0.1 million, $0.1 million and $0.5 million, respectively. As of February 3, 2018, we have unrecognized compensation expense related to non‑vested stock options of approximately $2.9 million which is expected to be recognized over a weighted‑average period of 1.3 years.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash Settled Awards

During 2017, we granted stock-based awards to certain employees, which vest over a period of three years, and will be settled in cash ("cash settled awards").  The fair value of the cash settled awards at each reporting period is based on the price of our common stock and includes a market condition.  The fair value of the cash settled awards will be remeasured at each reporting period until the awards are settled.  At February 3, 2018, the liability associated with the cash settled awards was $4.6 million with $2.8 million recorded in accrued expenses and other current liabilities and $1.8 million recorded in other liabilities in the consolidated balance sheets.

The following table summarizes the activity of cash settled awards during fiscal 2017 (in thousands):

Cash Settled Awards
Non-Vested at January 28, 2017	$—
Granted	8,502
Vested	—
Forfeited	(149)
Non-Vested at February 3, 2018	$8,353

As of February 3, 2018, we have unrecognized compensation expense related to non‑vested cash settled awards of approximately $5.7 million which is expected to be recognized over a weighted‑average period of 1.5 years.

14.    RETIREMENT AND STOCK PURCHASE PLANS

We have 401(k) savings plans which allow eligible employees to save for retirement on a tax deferred basis.  Employer matching contributions under the 401(k) savings plans are made based on a formula set by the Board from time to time.  During fiscal 2017, 2016 and 2015, our matching contributions for the plans charged to operations were $2.7 million, $1.4 million and $1.2 million, respectively.

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

During fiscal 2017, 2016 and 2015, employees purchased 167,673 shares, 167,237 shares and 87,537 shares, respectively, under the ESDP, the weighted‑average fair value of which was $10.74, $11.66 and $26.23 per share, respectively. We recognized approximately $0.6 million, $0.5 million and $0.7 million of share‑based compensation expense related to the ESDP for fiscal 2017, 2016 and 2015, respectively. As of February 3, 2018, 230,956 shares were reserved for future issuance under the ESDP.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

	Fair Value Measurements at Reporting Date
	Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
February 3, 2018—
Assets:
Derivative financial instruments	$—	$4,019	$—	$4,019
Liabilities:
Derivative financial instruments	$—	$2,307	$—	$2,307
January 28, 2017—
Assets:
Derivative financial instruments	$—	$460	$—	$460
Liabilities:
Derivative financial instruments	$—	$2,413	$—	$2,413

Derivative financial instruments are comprised of (1) foreign currency forward exchange contracts primarily entered into to minimize our foreign currency exposure related to forecasted purchases of certain inventories denominated in a currency different from the operating entity’s functional currency, (2) foreign currency forward exchange contracts primarily entered into to minimize our foreign currency exposure related to forecasted revenues from our UK operations denominated in a currency different from the UK’s functional currency, (3) foreign currency forward exchange contracts primarily entered into to minimize our foreign currency exposure related to intercompany loans denominated in a currency different from the operating entity’s functional currency and (4) interest rate swap agreements to minimize our exposure to interest rate changes on our outstanding indebtedness. These derivative financial instruments are recorded in the consolidated balance sheets at fair value based upon observable market inputs, primarily pricing models based on current market rates. Derivative financial instruments in an asset position are included within other current assets in the consolidated balance sheets. Derivative financial instruments in a liability position are included within accrued expenses and other current liabilities or noncurrent liabilities in the consolidated balance sheets. See Note 16 for further information regarding our derivative instruments.

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

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As discussed in Note 1, during fiscal 2017, 2016 and 2015, we incurred $3.5 million, $16.5 million and $27.5 million, respectively, of asset impairment charges related to our retail segment.  The estimated fair value of the impaired long-lived assets was $0.7 million, $0.9 million and $1.6 million as of February 3, 2018, January 28, 2017 and January 30, 2016, respectively.  We estimated the fair value of the long-lived assets based on an income approach using projected future cash flows discounted using a weighted-average cost of capital analysis that reflects current market conditions.  The fair values of long‑lived assets are based on our own judgments about the assumptions that market participants would use in pricing the asset and on observable market data, when available. We classify these measurements as Level 3 within the fair value hierarchy.

During fiscal 2017, we recorded a goodwill impairment charge related to MW Cleaners totaling $1.5 million. We estimated the fair value of the MW Cleaners business based on an estimate provided to us by a market participant, which we classified as Level 2 within the fair value hierarchy.

In addition, during fiscal 2016, we recorded a $2.9 million impairment charge related to a long-lived asset reclassified as held for sale, which is included within asset impairment charges in our consolidated statement of earnings (loss).  We estimated the fair value of the asset held for sale using market values for similar assets which would fall within Level 2 of the fair value hierarchy. During fiscal 2017, we completed the sale of the asset held for sale for $2.1 million in cash consideration.

Fair Value of Financial Instruments

Our financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses and other current liabilities and long-term debt. Management estimates that, as of February 3, 2018 and January 28, 2017, the carrying value of cash, accounts receivable, accounts payable and accrued expenses and other current liabilities approximated their fair value due to the highly liquid or short‑term nature of these instruments.

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

	February 3, 2018		January 28, 2017
	Carrying	Estimated	Carrying	Estimated
	Amount(1)	Fair Value	Amount(1)	Fair Value
Long-term debt, including current portion	$1,396,808	$1,407,449	$1,595,529	$1,556,200
(1) The carrying value of the long-term debt, including current portion is net of deferred financing costs of $14.9 million and $22.1 million as of February 3, 2018 and January 28, 2017, respectively.

16.    DERIVATIVE FINANCIAL INSTRUMENTS

As discussed in Note 6, in January 2015, we entered into an interest rate swap agreement on an initial notional amount of $520.0 million that matures in August 2018 with periodic interest settlements.  At February 3, 2018, the notional amount totaled $70.0 million.  Under this interest rate swap agreement, we receive a floating rate based on the 3‑month LIBOR rate and pay a fixed rate of 5.03% (including the applicable margin of 3.50%) on the outstanding notional amount. We have designated the interest rate swap as a cash flow hedge of the variability of interest payments under the Term Loan due to changes in the LIBOR benchmark interest rate.

In addition, in April 2017, we entered into an interest rate swap agreement on an initial notional amount of $260.0 million that matures in June 2021 with periodic interest rate settlements.  At February 3, 2018, the notional amount totaled $340.0 million.  Under this interest rate swap agreement, we receive a floating rate based on the 1‑month LIBOR rate and pay a fixed rate of 5.56% (including the applicable margin of 3.50%) on the outstanding notional amount. We have designated the interest rate swap as a cash flow hedge of the variability of interest payments under the Term Loan due to changes in the LIBOR benchmark interest rate.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At February 3, 2018, the fair value of the interest rate swaps was a net asset of $3.7 million with $3.8 million recorded in other assets and $0.1 recorded in current assets, offset by $0.2 million recorded in accrued expenses and other current liabilities in our consolidated balance sheet.  At January 28, 2017, the fair value of the interest rate swap was a liability of $1.1 million recorded in accrued expenses and other current liabilities in our consolidated balance sheet.  The effective portion of the swaps is reported as a component of accumulated other comprehensive (loss) income. There was no hedge ineffectiveness at February 3, 2018 and January 28, 2017. Changes in fair value are reclassified from accumulated other comprehensive (loss) income into earnings in the same period that the hedged item affects earnings.

Over the next 12 months, as interest payments are made, approximately $0.1 million of the effective portion of the interest rate swaps is expected to be reclassified from accumulated other comprehensive (loss) income into earnings within interest expense.  If, at any time, either interest rate swap is determined to be ineffective, in whole or in part, due to changes in the interest rate swap or underlying debt agreements, the fair value of the portion of the interest rate swap determined to be ineffective will be recognized as a gain or loss in the statement of earnings for the applicable period.

Also, we have entered into derivative instruments to hedge our foreign exchange risk, specifically related to the British pound and Euro, primarily related to merchandise purchase commitments that are denominated in a currency different from the functional currency of the operating entity.  We have designated these instruments as cash flow hedges of the variability in exchange rates for those foreign currencies.  These cash flow hedges mature at various dates through December 2019.  At February 3, 2018, the fair value of these cash flow hedges was a net liability of $1.7 million with $1.9 million in accrued expenses and other current liabilities offset by $0.2 million recorded in other current assets in our consolidated balance sheet. At January 28, 2017, the fair value of these cash flow hedges was a net liability of $0.8 million with $1.2 million in accrued expenses and other current liabilities offset by $0.4 million recorded in other current assets in our consolidated balance sheet. The effective portion of the hedges is reported as a component of accumulated other comprehensive (loss) income. Hedge ineffectiveness at February 3, 2018 and January 28, 2017 was immaterial.  Changes in fair value are reclassified from accumulated other comprehensive (loss) income into earnings in the same period that the hedged item affects earnings. Over the next 12 months, based on our estimate of when the underlying inventory is sold, $2.4 million of the effective portion of the cash flow hedges is expected to be reclassified from accumulated other comprehensive (loss) income into earnings within cost of sales.

Additionally, we are exposed to market risk associated with foreign currency exchange rate fluctuations as a result of our direct sourcing programs and our operations in foreign countries. Our risk management policy is to hedge a portion of forecasted merchandise purchases for our direct sourcing programs and certain intercompany transactions that bear foreign exchange risk using foreign exchange forward contracts. We have elected not to apply hedge accounting to these transactions denominated in a foreign currency. Amounts related to these transactions were immaterial to our consolidated financial statements.

We had no derivative financial instruments with credit-risk-related contingent features underlying the agreements as of February 3, 2018 or January 28, 2017, respectively.

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

The retail segment includes the results from our four retail merchandising brands: Men’s Wearhouse/Men’s Wearhouse and Tux, Jos. A. Bank, Moores and K&G. These four brands are operating segments that have been aggregated into the retail reportable segment. MW Cleaners is also aggregated in the retail segment as these operations have not had a

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

significant effect on our revenues or expenses. Specialty apparel merchandise offered by our four retail merchandising concepts include suits, suit separates, sport coats, slacks, formalwear, business casual, denim, sportswear, outerwear, dress shirts, shoes and accessories for men. Women’s career and casual apparel, sportswear and accessories, including shoes, and children’s apparel is offered at most of our K&G stores.  Rental product is offered at our Men’s Wearhouse/Men’s Wearhouse and Tux, Jos. A Bank and Moores retail stores.

The corporate apparel segment includes the results from our corporate apparel and uniform operations conducted by Dimensions, Alexandra and Yaffy in the UK and Twin Hill in the U.S., which provide corporate apparel uniforms and workwear to workforces.

We measure segment profitability based on operating income, defined as income before interest expense, interest income, gain (loss) on extinguishment of debt, net, and income taxes, before shared service expenses. Shared service expenses include costs incurred and directed primarily by our corporate offices that are not allocated to segments.

Additional net sales information is as follows (in thousands):

	Fiscal Year
	2017	2016	2015
Net sales:
MW(1)	$1,742,668	$1,770,968	$1,791,249
Jos. A. Bank	735,149	749,869	866,882
K&G	323,994	329,954	338,359
Moores	216,366	214,470	222,574
MW Cleaners	34,844	33,140	33,410
Total retail segment	3,053,021	3,098,401	3,252,474
Total corporate apparel segment	251,325	280,302	243,797
Total net sales	$3,304,346	$3,378,703	$3,496,271

(1)	MW includes Men’s Wearhouse and Men’s Wearhouse and Tux stores, tuxedo shops within Macy's and Joseph Abboud.

The following table sets forth supplemental products and services sales information for the Company (in thousands):

	Fiscal Year
	2017	2016	2015
Net sales:
Men's tailored clothing product	$1,351,881	$1,343,875	$1,436,742
Men's non-tailored clothing product	1,008,663	1,018,907	1,077,176
Women's clothing product	70,630	73,509	74,985
Other	8,643	9,631	11,031
Total retail clothing product	2,439,817	2,445,922	2,599,934
Rental services	428,355	457,444	443,290
Alteration services	150,005	161,895	175,840
Retail dry cleaning services	34,844	33,140	33,410
Total alteration and other services	184,849	195,035	209,250
Corporate apparel clothing product	251,325	280,302	243,797
Total net sales	$3,304,346	$3,378,703	$3,496,271

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating income (loss) by reportable segment, shared service expense, and the reconciliation to earnings (loss) before income taxes is as follows (in thousands):

	Fiscal Year
	2017	2016	2015
Operating income (loss):
Retail	$411,258	$308,283	$(919,793)
Corporate apparel	11,326	25,315	7,767
Shared service expense	(193,168)	(200,772)	(165,270)
Operating income (loss)	229,416	132,826	(1,077,296)
Interest income	564	167	187
Interest expense	(100,471)	(103,149)	(105,977)
Gain (loss) on extinguishment of debt, net	5,445	1,737	(12,675)
Earnings (loss) before income taxes	$134,954	$31,581	$(1,195,761)

Capital expenditures by reportable segment and shared services are as follows (in thousands):

	Fiscal Year
	2017	2016	2015
Capital expenditures:
Retail	$56,133	$39,059	$65,683
Corporate apparel	3,663	3,440	4,079
Shared services	35,162	57,195	45,736
Total capital expenditures	$94,958	$99,694	$115,498

Depreciation and amortization expense by reportable segment and shared services is as follows (in thousands):

	Fiscal Year
	2017	2016	2015
Depreciation and amortization expense:
Retail	$79,579	$75,284	$100,830
Corporate apparel	6,197	5,940	5,969
Shared services	20,717	33,981	25,530
Total depreciation and amortization expense	$106,493	$115,205	$132,329

Total assets by reportable segment and shared services are as follows (in thousands):

	February 3,	January 28,
	2018	2017
Segment assets:
Retail	$1,434,992	$1,594,221
Corporate apparel	222,872	199,727
Shared services(1)	342,091	303,924
Total assets	$1,999,955	$2,097,872

(1)	Shared service assets consist primarily of cash and cash equivalents, assets related to our distribution network and tax-related assets.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables below present information related to geographic areas in which we operate, with net sales classified based primarily on the geographic area where our customer is located (in thousands):

	Fiscal Year
	2017	2016	2015
Net sales:
U.S.	$2,893,689	$2,973,177	$3,068,501
International (1)	410,657	405,526	427,770
Total net sales	$3,304,346	$3,378,703	$3,496,271

(1)	Primarily in Canada and the UK.

	February 3, 2018	January 28, 2017
Long-lived assets, net (including rental product):
U.S.	$531,915	$582,995
International (1)	52,489	53,780
Total long-lived assets	$584,404	$636,775

(1)	Primarily in Canada and the UK.

18.  COMMITMENTS AND CONTINGENCIES

Lease commitments

We lease retail business locations, office and warehouse facilities, and equipment under various non-cancelable operating leases expiring in various years through 2029.  Rent expense for operating leases for fiscal 2017, 2016 and 2015 was $254.5 million, $261.5 million and $268.9 million, respectively, and includes contingent rentals of $2.1 million, $2.0 million and $2.6 million, respectively. Sublease rentals of $1.2 million, $1.3 million, and $1.2 million were received in fiscal 2017, 2016 and 2015, respectively.

Minimum future rental payments under non‑cancelable operating leases as of February 3, 2018 for each of the next five years and in the aggregate are as follows (in thousands):

Operating
Fiscal Year	Leases
2018	$249,614
2019	219,003
2020	187,632
2021	154,676
2022	114,418
Thereafter	185,643
Total	$1,110,986

The total minimum lease commitments above do not include minimum sublease rent income of $1.6 million receivable in the future under non‑cancelable sublease agreements.

Leases on retail locations specify minimum rentals plus common area maintenance charges and possible additional rentals based upon percentages of sales. Most of the retail location leases provide for renewal options at rates specified in the leases. In the normal course of business, these leases are generally renewed or replaced by other leases.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Legal matters

On March 29, 2016, a putative class action lawsuit was filed against the Company and its Chief Executive Officer, Douglas S. Ewert, in the United States District Court for the Southern District of Texas (Case No. 4:16-cv-00838). The complaint attempts to allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of persons who purchased or otherwise acquired the Company's securities between June 18, 2014 and December 9, 2015 (the "Class Period"). On May 26, 2017, Lead Plaintiff Strathclyde Pension Fund filed an Amended Complaint alleging that during the Class Period Defendants omitted facts about the Company's Jos. A. Bank's business, financial status, and operations, the omission of which rendered Defendants' statements about the Jos. A. Bank business false or misleading. The amended complaint also named Jon W. Kimmins, the Company's former Chief Financial Officer, and Mary Beth Blake, the Company's current Brand President, Jos. A. Bank, as additional named defendants. On July 28, 2017, the Company filed a motion to dismiss the amended complaint, which is fully briefed.  We believe that the claims are without merit and are defending the lawsuit vigorously. The range of loss, if any, is not reasonably estimable at this time. We do not currently believe, however, that it will have a material adverse effect on our financial position, results of operations or cash flows.

On February 17, 2016, Anthony Oliver filed a putative class action lawsuit against our Men's Wearhouse subsidiary in the United States District Court for the Central District of California (Case No. 2:16-cv-01100).  The complaint attempts to allege claims under the Telephone Consumer Protection Act. In particular the complaint alleges that the Company sent unsolicited text messages to cellular telephones beginning October 1, 2013 to the present day. After we demonstrated that the Company had the plaintiff's permission to send him texts, the plaintiff filed an amended complaint alleging the Company sent text messages exceeding the number plaintiff had agreed to receive each week.  The parties filed cross-motions for summary judgment on what constitutes a “week” and the Court recently issued an order granting the plaintiff’s motion and denying our motion on what period constitutes a “week.” We continue to believe that the claims are without merit and intend to defend the lawsuit vigorously. The range of loss, if any, is not reasonably estimable at this time. We do not currently believe, however, that it will have a material adverse effect on our financial position, results of operations or cash flows.

On August 2, 2017, two American Airlines employees filed a putative class action lawsuit against our Twin Hill subsidiary in the United States District Court for the Northern District of Illinois (Case No. 1:17-cv-05648).  The complaint attempts to allege claims for strict liability and negligence based on allegedly defective uniforms Twin Hill supplied to American Airlines for its employees. On September 28, 2017, the plaintiffs filed an amended complaint adding nine additional named plaintiffs and adding claims for civil battery and intentional infliction of emotional distress. On November 17, 2017, the Company filed a motion to dismiss the plaintiffs’ claims.  We believe that any lawsuit filed on the basis of the safety of the Twin Hill uniforms supplied to American Airlines is without merit, and we intend to contest this action vigorously. Twin Hill has substantial and convincing evidence of the uniforms' safety and fitness for their intended purpose and we believe that there is no evidence linking any of the plaintiffs' alleged injuries to our uniforms. The range of loss, if any, is not reasonably estimable at this time. We do not currently believe, however, that it will have a material adverse effect on our financial position, results of operations or cash flows.

On September 27, 2017, Heather Poole and numerous other American Airlines employees filed a lawsuit against our Twin Hill subsidiary in the Superior Court for the State of California for the County of Alameda (Case No. RG17876798).  The complaint attempts to allege claims for strict liability and negligence based on allegedly defective uniforms Twin Hill supplied to American Airlines for its employees. On December 11, 2017, the Company filed a demurrer to Plaintiff’s complaint.  On or about February 20, 2018, the Court granted our demurrer and dismissed the plaintiffs’ Complaint ruling that the plaintiffs did not allege enough facts to state a claim against Twin Hill. The plaintiffs have until April 6, 2018 to file an amended Complaint. To date, we have not received an amended Complaint. We believe that any lawsuit filed on the basis of the safety of the Twin Hill uniforms supplied to American Airlines is without merit, and we intend to contest this action vigorously. Twin Hill has substantial and convincing evidence of the uniforms' safety and fitness for their intended purpose and we believe that there is no evidence linking any of the plaintiffs' alleged injuries to our uniforms. The range of loss, if any, is not reasonably estimable at this time. We do not currently believe, however, that it will have a material adverse effect on our financial position, results of operations or cash flows.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On October 30, 2017, Melodie Agnello, Denise Mumma, and numerous other American Airlines employees filed a lawsuit against our Twin Hill subsidiary in the Superior Court for the State of California for the County of Alameda (Case No. RG17880635).  The complaint attempts to allege claims for strict liability and negligence based on allegedly defective uniforms Twin Hill supplied to American Airlines for its employees. On December 11, 2017, the Company filed a demurrer to plaintiff’s complaint.  On or about February 20, 2018, the Court granted our demurrer and dismissed the plaintiffs’ Complaint ruling that the plaintiffs did not allege enough facts to state a claim against Twin Hill. The plaintiffs have until April 6, 2018 to file an amended Complaint. To date, we have not received an amended Complaint. We believe that any lawsuit filed on the basis of the safety of the Twin Hill uniforms supplied to American Airlines is without merit, and we intend to contest this action vigorously. Twin Hill has substantial and convincing evidence of the uniforms' safety and fitness for their intended purpose and we believe that there is no evidence linking any of the plaintiffs' alleged injuries to our uniforms. The range of loss, if any, is not reasonably estimable at this time. We do not currently believe, however, that it will have a material adverse effect on our financial position, results of operations or cash flows.

In addition, we are involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of our business.  Management does not believe that any of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

19.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As discussed in Note 6, The Men’s Wearhouse (the “Issuer”) issued $600.0 million in aggregate principal amount of 7.00% Senior Notes.  The Senior Notes are guaranteed jointly and severally, on an unsecured basis by Tailored Brands, Inc. (the “Parent”) and certain of our U.S. subsidiaries (the “Guarantors”).  Our foreign subsidiaries (collectively, the “Non-Guarantors”) are not guarantors of the Senior Notes.  Each of the Guarantors is 100% owned and all guarantees are joint and several.  In addition, the guarantees are full and unconditional except for certain automatic release provisions related to the Guarantors.

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

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tailored Brands, Inc.

Condensed Consolidating Balance Sheet

February 3, 2018

(in thousands)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$51,818	$2,180	$49,609	$—	$103,607
Accounts receivable, net	—	23,712	368,328	58,573	(370,830)	79,783
Inventories	—	207,504	445,126	199,301	—	851,931
Other current assets	3,666	26,951	38,217	9,418	—	78,252
Total current assets	3,666	309,985	853,851	316,901	(370,830)	1,113,573
Property and equipment, net	—	203,204	220,979	36,491	—	460,674
Rental product, net	—	103,664	3,658	16,408	—	123,730
Goodwill	—	6,160	67,010	47,122	—	120,292
Intangible assets, net	—	—	155,438	13,549	—	168,987
Investments in subsidiaries	128,458	1,424,647	—	—	(1,553,105)	—
Other assets	—	11,183	805	81,846	(81,135)	12,699
Total assets	$132,124	$2,058,843	$1,301,741	$512,317	$(2,005,070)	$1,999,955
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$110,326	$281,838	$57,756	$66,016	$(370,830)	$145,106
Accrued expenses and other current liabilities	14,061	87,597	155,813	34,187	—	291,658
Current portion of long-term debt	—	7,000	—	—	—	7,000
Total current liabilities	124,387	376,435	213,569	100,203	(370,830)	443,764
Long-term debt, net	—	1,389,808	—	—	—	1,389,808
Deferred taxes, net and other liabilities	5,545	164,142	46,641	28,998	(81,135)	164,191
Shareholders' equity	2,192	128,458	1,041,531	383,116	(1,553,105)	2,192
Total liabilities and shareholders' equity	$132,124	$2,058,843	$1,301,741	$512,317	$(2,005,070)	$1,999,955

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

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tailored Brands, Inc.

Condensed Consolidating Statement of Earnings (Loss)

(in thousands)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Year Ended February 3, 2018
Net sales	$—	$1,737,651	$1,653,188	$737,848	$(824,341)	$3,304,346
Cost of sales	—	897,429	1,255,046	567,446	(824,341)	1,895,580
Gross margin	—	840,222	398,142	170,402	—	1,408,766
Operating expenses	3,453	648,569	557,404	116,587	(146,663)	1,179,350
Operating (loss) income	(3,453)	191,653	(159,262)	53,815	146,663	229,416
Other income and expenses, net	—	—	145,002	1,661	(146,663)	—
Interest expense, net	(442)	(105,009)	6,606	(1,062)	—	(99,907)
Gain on extinguishment of debt, net	—	5,445	—	—	—	5,445
(Loss) earnings before income taxes	(3,895)	92,089	(7,654)	54,414	—	134,954
Provision (benefit) for income taxes	(3,444)	54,744	(41,719)	28,670	—	38,251
(Loss) earnings before equity in net income of subsidiaries	(451)	37,345	34,065	25,744	—	96,703
Equity in earnings (loss) of subsidiaries	97,154	59,809	—	—	(156,963)	—
Net earnings (loss)	$96,703	$97,154	$34,065	$25,744	$(156,963)	$96,703
Comprehensive income (loss)	$126,004	$100,186	$34,050	$52,028	$(186,264)	$126,004

Year Ended January 28, 2017
Net sales	$—	$1,765,793	$1,730,505	$405,526	$(523,121)	$3,378,703
Cost of sales	—	897,564	1,308,576	254,216	(523,121)	1,937,235
Gross margin	—	868,229	421,929	151,310	—	1,441,468
Operating expenses	3,374	636,507	649,177	115,017	(95,433)	1,308,642
Operating (loss) income	(3,374)	231,722	(227,248)	36,293	95,433	132,826
Other income and expenses, net	—	—	89,433	6,000	(95,433)	—
Interest expense, net	(23)	(104,636)	2,404	(727)	—	(102,982)
Gain on extinguishment of debt, net	—	1,737	—	—	—	1,737
(Loss) earnings before income taxes	(3,397)	128,823	(135,411)	41,566	—	31,581
(Benefit) provision for income taxes	(1,249)	25,063	(27,492)	10,303	—	6,625
(Loss) earnings before equity in net income of subsidiaries	(2,148)	103,760	(107,919)	31,263	—	24,956
Equity in earnings (loss) of subsidiaries	27,104	(76,656)	—	—	49,552	—
Net earnings (loss)	24,956	27,104	(107,919)	31,263	49,552	24,956
Comprehensive income (loss)	$13,359	$28,427	$(107,895)	$18,319	$61,149	$13,359

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tailored Brands, Inc.

Condensed Consolidating Statement of Earnings (Loss)

(in thousands)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Year Ended January 30, 2016
Net sales	$—	$1,787,295	$1,852,876	$427,770	$(571,670)	$3,496,271
Cost of sales	—	943,897	1,374,272	265,349	(571,670)	2,011,848
Gross margin	—	843,398	478,604	162,421	—	1,484,423
Operating expenses	2,801	1,218,061	1,238,599	120,667	(18,409)	2,561,719
Operating (loss) income	(2,801)	(374,663)	(759,995)	41,754	18,409	(1,077,296)
Other income and expenses, net	—	16,450	1,959	—	(18,409)	—
Interest expense, net	—	(106,613)	1,776	(953)	—	(105,790)
Loss on extinguishment of debt, net	—	(12,675)	—	—	—	(12,675)
(Loss) earnings before income taxes	(2,801)	(477,501)	(756,260)	40,801	—	(1,195,761)
(Benefit) provision for income taxes	(403)	(65,534)	(112,010)	8,905	—	(169,042)
(Loss) earnings before equity in net income of subsidiaries	(2,398)	(411,967)	(644,250)	31,896	—	(1,026,719)
Equity in (loss) earnings of subsidiaries	(1,024,321)	(612,354)	—	—	1,636,675	—
Net (loss) earnings	$(1,026,719)	$(1,024,321)	$(644,250)	$31,896	$1,636,675	$(1,026,719)
Comprehensive (loss) income	$(1,049,534)	$(1,024,663)	$(644,296)	$9,469	$1,659,490	$(1,049,534)

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tailored Brands, Inc.

Condensed Consolidating Statement of Cash Flows

Year Ended February 3, 2018

(in thousands)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$35,545	$520,678	$61,823	$(231,517)	(35,761)	$350,768

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(25,729)	(63,681)	(5,548)	—	(94,958)
Acquisition of business, net of cash	—	—	—	(457)	—	(457)
Intercompany activities	—	(285,500)	—	(75,135)	360,635	—
Proceeds from sale of property and equipment	—	3,323	2,157	—	—	5,480
Net cash used in investing activities	—	(307,906)	(61,524)	(81,140)	360,635	(89,935)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on term loan	—	(53,379)	—	—	—	(53,379)
Proceeds from asset-based revolving credit facility	—	276,300	—	—	—	276,300
Payments on asset-based revolving credit facility	—	(276,300)	—	—	—	(276,300)
Repurchase and retirement of senior notes	—	(145,371)	—	—	—	(145,371)
Deferred financing costs	—	(2,580)	—	—	—	(2,580)
Intercompany activities	—	39,374	—	285,500	(324,874)	—
Cash dividends paid	(35,761)	—	—	—	—	(35,761)
Proceeds from issuance of common stock	1,903	—	—	—	—	1,903
Tax payments related to vested deferred stock units	(1,687)	—	—	—	—	(1,687)
Net cash (used in) provided by financing activities	(35,545)	(161,956)	—	285,500	(324,874)	(236,875)
Effect of exchange rate changes	—	—	—	8,760	—	8,760
Increase (decrease) in cash and cash equivalents	—	50,816	299	(18,397)	—	32,718
Cash and cash equivalents at beginning of period	—	1,002	1,881	68,006	—	70,889
Cash and cash equivalents at end of period	$—	$51,818	$2,180	$49,609	$—	$103,607

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

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tailored Brands, Inc.

Condensed Consolidating Statement of Cash Flows

Year Ended January 30, 2016

(in thousands)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$35,404	$47,515	$47,880	$35,878	$(34,980)	$131,697

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(54,525)	(50,692)	(10,281)	—	(115,498)
Intercompany activities	—	33,432	—	—	(33,432)	—
Proceeds from sale of property and equipment	—	2,586	31	—	—	2,617
Net cash used in investing activities	—	(18,507)	(50,661)	(10,281)	(33,432)	(112,881)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on term loan	—	(8,000)	—	—	—	(8,000)
Proceeds from asset-based revolving credit facility	—	180,500	—	—	—	180,500
Payments on asset-based revolving credit facility	—	(180,500)	—	—	—	(180,500)
Intercompany activities	—	(34,980)	—	(33,432)	68,412	—
Cash dividends paid	(34,980)	—	—	—	—	(34,980)
Proceeds from issuance of common stock	2,974	—	—	—	—	2,974
Deferred financing costs	—	(3,566)	—	—	—	(3,566)
Tax payments related to vested deferred stock units	(4,538)	—	—	—	—	(4,538)
Excess tax benefits from share-based plans	1,417	—	167	—	—	1,584
Repurchases of common stock	(277)	—	—	—	—	(277)
Net cash (used in) provided by financing activities	(35,404)	(46,546)	167	(33,432)	68,412	(46,803)
Effect of exchange rate changes	—	—	—	(4,294)	—	(4,294)
Increase (decrease) in cash and cash equivalents	—	(17,538)	(2,614)	(12,129)	—	(32,281)
Cash and cash equivalents at beginning of period	—	18,262	4,857	39,142	—	62,261
Cash and cash equivalents at end of period	$—	$724	$2,243	$27,013	$—	$29,980

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20.  QUARTERLY RESULTS OF OPERATIONS (Unaudited)

Our quarterly results of operations reflect all adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.  The consolidated results of operations by quarter for fiscal 2017 and 2016 are presented below (in thousands, except per share amounts):

	Fiscal 2017 Quarters Ended
	April 29,	July 29,	October 28,	February 3,
	2017 (1)	2017	2017	2018 (2)
Net sales	$782,906	$850,758	$810,818	$859,864
Gross margin	332,440	396,696	358,757	320,873
Net earnings (loss)	$1,839	$58,471	$36,892	$(499)
Net earnings (loss) per common share allocated to common shareholders:
Basic(3)	$0.04	$1.19	$0.75	$(0.01)
Diluted(3)	$0.04	$1.19	$0.75	$(0.01)

	Fiscal 2016 Quarters Ended
	April 30,	July 30,	October 29,	January 28,
	2016 (4)	2016 (5)	2016 (6)	2017 (7)
Net sales	$828,822	$909,684	$846,934	$793,263
Gross margin	351,841	410,304	377,206	302,117
Net earnings (loss)	$1,637	$24,975	$28,433	$(30,089)
Net earnings (loss) per common share allocated to common shareholders:
Basic(3)	$0.03	$0.51	$0.58	$(0.62)
Diluted(3)	$0.03	$0.51	$0.58	$(0.62)

(1)	Includes pre-tax expenses of $17.2 million relating to the termination of the tuxedo rental license agreement with Macy’s.
(2)	Within provision for income taxes, includes $18.3 million related to a favorable tax resolution offset by a change in our position on permanently reinvested foreign earnings totaling $17.3 million.
(3)

Due to the method of calculating weighted-average shares outstanding, the sum of the quarterly per share amounts may not equal net earnings (loss) per common share allocated to common shareholders for the respective years.

(4)	Includes pre-tax expenses of $16.5 million consisting primarily of restructuring and other charges of $13.2 million.
(5)	Includes pre-tax expenses of $39.4 million consisting primarily of restructuring and other charges of $35.0 million.
(6)	Includes pre-tax expenses of $12.3 million consisting primarily of restructuring and other charges of $10.9 million.
(7)	Includes pre-tax expenses of $28.2 million consisting primarily of asset impairment charges of $15.1 million and restructuring and other charges of $9.0 million.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended February 3, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a‑15(f) under the Exchange Act. Our internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officers, and overseen by our Board of Directors, and implemented by management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on such assessment, management concluded that, as of February 3, 2018, our internal control over financial reporting is effective based on those criteria.

Deloitte & Touche LLP has audited our internal control over financial reporting as of February 3, 2018; their report is included in Item 9A, which follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Tailored Brands, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Tailored Brands, Inc. and subsidiaries (the “Company”) as of February 3, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended February 3, 2018, of the Company and our report dated March 30, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

March 30, 2018

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held June 21, 2018.

The Company has adopted a Code of Ethics and Business Conduct that applies to all employees including the Company’s Chief Executive Officer and all Presidents, Chief Financial Officers, Principal Accounting Officers, Executive Vice Presidents and other designated financial and operations officers. A copy of such policy is posted on the Company’s website, www.tailoredbrands.com, under the heading “Investors - Corporate Governance.”

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held June 21, 2018.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held June 21, 2018.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held June 21, 2018.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held June 21, 2018.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

The following consolidated financial statements of the Company are included in Part II, Item 8:

(b)Exhibits

Exhibits filed with this annual report on Form 10‑K are incorporated herein by reference as set forth in the Index to Exhibits on page 92.

ITEM 16.  FORM 10-K SUMMARY

None.

Exhibit Index

3.1	—	Certificate of Formation for Tailored Brands, Inc. (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8‑K filed with the Commission on February 1, 2016).
3.2	—	Amended and Restated Bylaws of Tailored Brands, Inc., as amended (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8‑K filed with the Commission on January 29, 2018).
4.1	—	Certificate of Formation for Tailored Brands, Inc. (included as Exhibit 3.1).
4.2	—	Amended and Restated Bylaws of Tailored Brands, Inc. (included as Exhibit 3.2).
4.3	—

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

4.7	—

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

10.6	—

Amendment No. 2 to ABL Facility (including Annex A), dated as of October 25, 2017, by and among the Company, and the other Co-Borrowers, the U.S. ABL Administrative Agent, the Canadian ABL Administrative Agent and the ABL Lenders (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on December 7, 2017).

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

*10.20	—

The Men’s Wearhouse, Inc. 2004 Long‑Term Incentive Plan Subplan for UK Employees (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed with the Commission on March 29, 2012).

*10.21	—

Tailored Brands, Inc. 2016 Long-Term Incentive Plan, as amended (incorporated by reference from Appendix A to the Company’s proxy statement on Schedule 14A relating to the 2017 Annual Meeting of Shareholders of the Company filed with the Commission on May 4, 2017 (File No. 1‑16097)).

*10.22	—

Form of Deferred Stock Unit Award Agreement (for employees, including named executive officers) under the Tailored Brands, Inc. 2016 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed with the Commission on March 24, 2017).

*10.23	—

Form of Restricted Stock Award Agreement (for employees, including named executive officers) under the Tailored Brands, Inc. 2016 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed with the Commission on March 24, 2017).

*10.24	—

Form of Restricted Stock Award Agreement (for directors) under the Tailored Brands, Inc. 2016 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on September 8, 2016).

*10.25	—

Form of Deferred Stock Unit Award Agreement (for non‑employee directors) under the Tailored Brands, Inc. 2016 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on June 8, 2017).

*10.26	—

Form of Nonqualified Stock Option Agreement (for executives, including named executive officers) under the Tailored Brands, Inc. 2016 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed with the Commission on March 24, 2017).

*10.27	—

Form of December 2016 Performance Unit Award Agreement, for executive officers, under the Tailored Brands, Inc. 2016 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 13, 2016)

*10.28	—

Form of May 2017 Performance Unit Award Agreement, for executive officers, under the Tailored Brands, Inc. 2016 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 17, 2017).

*10.29	—	Tailored Brands, Inc. 2016 Cash Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 20, 2016).
*10.30	—

Tailored Brands, Inc. Vice President Change in Control Severance Plan (as Amended and Restated Effective September 8, 2016) (incorporated by reference from Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on September 8, 2016).

*10.31	—

Tailored Brands, Inc. Amended and Restated Senior Executive Change in Control Severance Plan (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on September 7, 2017).

*10.32	—

Sixth Amended and Restated Employment Agreement dated effective as of February 25, 2014, by and between The Men’s Wearhouse, Inc. and David H. Edwab (incorporated by reference from Exhibit 10.16 to the Company’s Annual Report on Form 10‑K filed with the Commission on April 1, 2014).

*10.33	—

Amended and Restated Employment Agreement dated April 22, 2015, by and between The Men’s Wearhouse, Inc. and Douglas S. Ewert (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed with the Commission on April 28, 2015).

*10.34	—

Assignment and Amendment of Employment Agreement for Douglas S. Ewert, between The Men’s Wearhouse, Inc. and Tailored Brands, Inc., effective as of January 31, 2016 (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8‑K filed with the Commission on February 1, 2016).

*10.35	—

Employment Agreement dated effective June 29, 2015, by and between The Men’s Wearhouse, Inc. and Bruce K. Thorn (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8‑K filed with the Commission on July 2, 2015).

*10.36	—

Assignment and Amendment of Employment Agreement for Bruce K. Thorn, between The Men’s Wearhouse, Inc. and Tailored Brands, Inc., effective as of January 31, 2016 (incorporated by reference from Exhibit 10.5 to the Company’s Current Report on Form 8‑K filed with the Commission on February 1, 2016).

12	—	Computation of Ratio of Earnings to Fixed Charges (filed herewith).
21.1	—	Subsidiaries of the Company (filed herewith).
23.1	—	Consent of Deloitte & Touche LLP, independent auditors (filed herewith).
31.1	—	Certification of Annual Report Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 by the Chief Executive Officer (filed herewith).
31.2	—	Certification of Annual Report Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 by the Chief Financial Officer (filed herewith).
32.1	—	Certification of Annual Report Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 by the Chief Executive Officer (furnished herewith)†.

32.2	—	Certification of Annual Report Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 by the Chief Financial Officer (furnished herewith)†.
101.1	—

The following financial information from Tailored Brands, Inc.’s Annual Report on Form 10‑K for the year ended February 3, 2018, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings (Loss); (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Shareholders’ Equity (Deficit); (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

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
Dated: March 30, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas S. Ewert	Chief Executive Officer and Director	March 30, 2018
Douglas S. Ewert

/s/ Jack P. Calandra	Executive Vice President, Chief Financial Officer	March 30, 2018
Jack P. Calandra	and Treasurer

/s/ Brian T. Vaclavik	Senior Vice President, Chief Accounting Officer	March 30, 2018
Brian T. Vaclavik	and Principal Accounting Officer

/s/ Dinesh S. Lathi	Chairman of the Board and Director	March 30, 2018
Dinesh S. Lathi

/s/ David H. Edwab	Vice Chairman of the Board and Director	March 30, 2018
David H. Edwab

/s/ Irene Chang Britt	Director	March 30, 2018
Irene Chang Britt

/s/ Rinaldo S. Brutoco	Director	March 30, 2018
Rinaldo S. Brutoco

/s/ Sue E. Gove	Director	March 30, 2018
Sue E. Gove

/s/ Theo Killion	Director	March 30, 2018
Theo Killion

/s/ Grace Nichols	Director	March 30, 2018
Grace Nichols

/s/ William B. Sechrest	Director	March 30, 2018
William B. Sechrest

/s/ Sheldon I. Stein	Director	March 30, 2018
Sheldon I. Stein