Form 10-Q
period 2018-05-05
TAILORED BRANDS INC
filed 2018-06-14
CIK 884217

not

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2018 or

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

The number of shares of common stock of the Registrant, par value $.01 per share, outstanding at June 1, 2018 was 49,799,176.

REPORT INDEX

Forward-Looking Statements

Certain statements made in this Quarterly Report on Form 10‑Q or in other materials we have filed or will file with the Securities and Exchange Commission (“SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward‑looking statements (as defined in the Private Securities Litigation Reform Act of 1995), including, but not limited to, statements regarding our future financial performance and financial condition.  Words such as “expects,” “anticipates,” “envisions,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements.  Forward‑looking statements reflect our current views regarding certain events that could affect our financial condition or results of operations and may include, but are not limited to, references to future sales, comparable sales, margins, costs, earnings, number and costs of store openings, closings, remodels, refreshes, relocations and expansions, capital expenditures, potential acquisitions or divestitures, synergies from acquisitions, business strategies, demand for clothing or rental product, economic conditions, market trends in the retail and corporate apparel clothing business, currency fluctuations, inflation and various political, legal, regulatory, social, economic and business trends. Forward‑looking statements are based upon management’s current beliefs or expectations and are inherently subject to significant business, economic and competitive risks, uncertainties and contingencies and third party approvals, many of which are beyond our control.

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

PART I – FINANCIAL INFORMATION

ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	May 5,	April 29,	February 3,
	2018	2017	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$93,166	$66,580	$103,607
Accounts receivable, net	87,411	84,016	79,783
Inventories	843,671	984,221	851,931
Other current assets	69,937	69,288	78,252
Total current assets	1,094,185	1,204,105	1,113,573
PROPERTY AND EQUIPMENT, net	437,944	467,661	460,674
RENTAL PRODUCT, net	128,744	147,495	123,730
GOODWILL	104,802	117,585	120,292
INTANGIBLE ASSETS, net	167,320	170,966	168,987
OTHER ASSETS	12,827	6,423	12,699
TOTAL ASSETS	$1,945,822	$2,114,235	$1,999,955
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$192,878	$171,886	$145,106
Accrued expenses and other current liabilities	350,414	303,602	285,537
Income taxes payable	1,740	2,861	6,121
Current portion of long-term debt	9,000	13,379	7,000
Total current liabilities	554,032	491,728	443,764
LONG-TERM DEBT, net	1,277,508	1,574,486	1,389,808
DEFERRED TAXES, net AND OTHER LIABILITIES	151,503	161,600	164,191
Total liabilities	1,983,043	2,227,814	1,997,763
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' (DEFICIT) EQUITY:
Preferred stock	—	—	—
Common stock	496	490	492
Capital in excess of par	494,849	474,369	491,648
Accumulated deficit	(510,441)	(546,230)	(479,166)
Accumulated other comprehensive loss	(22,125)	(42,208)	(10,782)
Total shareholders' (deficit) equity	(37,221)	(113,579)	2,192
TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$1,945,822	$2,114,235	$1,999,955

See Notes to Condensed Consolidated Financial Statements.

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended
	May 5, 2018	April 29, 2017
Net sales:
Retail clothing product	$613,644	$583,585
Rental services	100,227	94,820
Alteration and other services	40,972	46,900
Total retail sales	754,843	725,305
Corporate apparel clothing product	63,121	57,601
Total net sales	817,964	782,906
Cost of sales:
Retail clothing product	276,220	252,879
Rental services	14,657	16,168
Alteration and other services	34,178	34,472
Occupancy costs	101,019	105,089
Total retail cost of sales	426,074	408,608
Corporate apparel clothing product	46,666	41,858
Total cost of sales	472,740	450,466
Gross margin:
Retail clothing product	337,424	330,706
Rental services	85,570	78,652
Alteration and other services	6,794	12,428
Occupancy costs	(101,019)	(105,089)
Total retail gross margin	328,769	316,697
Corporate apparel clothing product	16,455	15,743
Total gross margin	345,224	332,440
Advertising expense	41,233	42,252
Selling, general and administrative expenses	251,094	259,186
Operating income	52,897	31,002
Interest income	85	67
Interest expense	(21,981)	(25,621)
(Loss) gain on extinguishment of debt, net	(12,711)	715
Earnings before income taxes	18,290	6,163
Provision for income taxes	4,381	4,324
Net earnings	$13,909	$1,839
Net earnings per common share:
Basic	$0.28	$0.04
Diluted	$0.27	$0.04
Weighted-average common shares outstanding:
Basic	49,458	48,808
Diluted	50,720	49,151
Cash dividends declared per common share	$0.18	$0.18

See Notes to Condensed Consolidated Financial Statements.

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended
	May 5,	April 29,
	2018	2017

Net earnings	$13,909	$1,839
Currency translation adjustments	(14,143)	1,341
Unrealized gain (loss) on cash flow hedges, net of tax	2,800	(3,466)
Comprehensive income (loss)	$2,566	$(286)

See Notes to Condensed Consolidated Financial Statements.

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended
	May 5, 2018	April 29, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$13,909	$1,839
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	26,679	26,426
Rental product amortization	8,756	7,878
Loss (gain) on extinguishment of debt, net	12,711	(715)
Amortization of deferred financing costs and discount on long-term debt	1,333	1,849
Loss on disposition of assets	3,618	1,437
Asset impairment charges	269	2,867
Share-based compensation	4,581	4,735
Deferred tax expense (benefit)	748	(269)
Deferred rent expense and other	73	210
Changes in operating assets and liabilities:
Accounts receivable	(10,871)	(17,432)
Inventories	(11,886)	(27,831)
Rental product	(14,377)	(4,833)
Other assets	8,124	3,888
Accounts payable, accrued expenses and other current liabilities	82,755	32,943
Income taxes payable	(4,301)	1,529
Other liabilities	(1,893)	(1,170)
Net cash provided by operating activities	120,228	33,351
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,980)	(17,786)
Proceeds from divestiture of business	17,732	—
Acquisition of business, net of cash	—	(457)
Proceeds from sales of property and equipment	—	12
Net cash provided by (used in) investing activities	6,752	(18,231)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on original term loan	(993,420)	(1,750)
Proceeds from new term loan	895,500	—
Payments on new term loan	(2,250)	—
Proceeds from asset-based revolving credit facility	1,500	137,650
Payments on asset-based revolving credit facility	(1,500)	(137,650)
Repurchase and retirement of senior notes	(18,240)	(6,601)
Deferred financing costs	(5,576)	—
Cash dividends paid	(9,618)	(9,131)
Proceeds from issuance of common stock	3,649	467
Tax payments related to vested deferred stock units	(5,025)	(1,632)
Net cash used in financing activities	(134,980)	(18,647)
Effect of exchange rate changes	(2,441)	(782)
DECREASE IN CASH AND CASH EQUIVALENTS	(10,441)	(4,309)
Balance at beginning of period	103,607	70,889
Balance at end of period	$93,166	$66,580

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

Our business results historically have fluctuated throughout the year and, as a result, the operating results of the interim periods presented are not necessarily indicative of the results that may be achieved for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended February 3, 2018.

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

In August 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 amends the existing hedge accounting model in order to enable entities to better portray the economics of their risk management activities in their financial statements. ASU 2017-12 is effective for public companies for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years.  The guidance must be applied on a modified retrospective basis, while presentation and disclosure requirements set forth under ASU 2017-12 are required prospectively in all interim periods and fiscal years ending after the date of adoption.  Early adoption of ASU 2017-12 is permitted.  We are currently evaluating the impact ASU 2017-12 will have on our financial position, results of operations and cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases.  ASU 2016-02 increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  The main difference between previous U.S. GAAP and ASU 2016-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. ASU 2016-02 is effective for public companies for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption of ASU 2016-02 is permitted.  The guidance is required to be adopted using the modified retrospective approach, with optional practical expedients.  We are currently evaluating the impact ASU 2016-02 will have on our financial position, results of operations and cash flows but expect that it will result in a significant increase in our long-term assets and liabilities given we have a considerable number of operating leases. We are in the process of implementing changes to our business processes, systems and controls to support the adoption of ASU 2016-02 in fiscal 2019.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.  Divestiture of MW Cleaners

On February 28, 2018, we entered into a definitive agreement to divest our MW Cleaners business for approximately $18.0 million, subject to certain adjustments, and the transaction closed on March 3, 2018.  During the first quarter of fiscal 2018, we received cash proceeds of $17.7 million and recorded a loss on the divestiture totaling $3.6 million which is included within selling, general and administrative expenses (“SG&A”) in the condensed consolidated statement of earnings, and relates to our retail segment.

We determined that the sale of the MW Cleaners business did not represent a strategic shift and will not have a major effect on our consolidated results of operations, financial position or cash flows.  Accordingly, we have not presented the sale as a discontinued operation in the condensed consolidated financial statements.

3.  Termination of Tuxedo Rental License Agreement with Macy's

During the first quarter of fiscal 2017, we reached an agreement with Macy's to wind down operations under the tuxedo rental license agreement established between Macy's and The Men's Wearhouse, Inc. ("The Men's Wearhouse") in 2015. The winding down of our tuxedo shops within Macy's was completed in fiscal 2017 and all tuxedo shops within Macy's closed in the second quarter of 2017.

As a result of the agreement, during the first quarter of fiscal 2017, we incurred $17.2 million of termination-related costs, of which $14.6 million were cash charges.  These costs included $12.3 million related to contract termination, $1.4 million of rental product write-offs, $1.2 million of asset impairment charges and $2.3 million of other costs, all of which relate to our retail segment. Of the $17.2 million in termination-related costs, $15.8 million is recorded in SG&A and $1.4 million is included in cost of sales in the condensed consolidated statement of earnings.  All termination-related costs were paid in fiscal 2017.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.  Earnings Per Share

Basic earnings per common share is computed by dividing net earnings by the weighted-average common shares outstanding during the period.  Diluted earnings per common share reflect the more dilutive earnings per common share amount calculated using the treasury stock method or the two-class method.  In the first quarter of 2018 and 2017, the treasury stock method is used to calculate diluted earnings per common share.

Basic and diluted earnings per common share are computed using the actual net earnings and the actual weighted-average common shares outstanding rather than the rounded numbers presented within our condensed consolidated statement of earnings and the accompanying notes.  As a result, it may not be possible to recalculate earnings per common share in our condensed consolidated statement of earnings and the accompanying notes. The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share amounts):

	For the Three Months Ended
	May 5,	April 29,
	2018	2017
Numerator
Net earnings	$13,909	$1,839
Denominator
Basic weighted-average common shares outstanding	49,458	48,808
Dilutive effect of share-based awards	1,262	343
Diluted weighted-average common shares outstanding	50,720	49,151
Net earnings per common share:
Basic	$0.28	$0.04
Diluted	$0.27	$0.04

For the three months ended May 5, 2018, and April 29, 2017, 0.4 million and 1.6 million anti-dilutive shares of common stock were excluded from the calculation of diluted earnings per common share, respectively.

5.  Debt

In 2014, The Men's Wearhouse entered into a term loan credit agreement that provided for a senior secured term loan in the aggregate principal amount of $1.1 billion (the "Original Term Loan") and a $500.0 million asset-based revolving credit agreement (the "ABL Facility", and together with the Original Term Loan, the "Credit Facilities") with certain of our U.S. subsidiaries and Moores the Suit People Inc., one of our Canadian subsidiaries, as co-borrowers. Proceeds from the Original Term Loan were reduced by an $11.0 million original issue discount ("OID"), which was presented as a reduction of the outstanding balance on the Original Term Loan on the balance sheet and amortized to interest expense over the contractual life of the Original Term Loan. In addition, in 2014, The Men's Wearhouse issued $600.0 million in aggregate principal amount of 7.00% Senior Notes due 2022 (the "Senior Notes").

In October 2017, The Men’s Wearhouse amended the ABL Facility in part to increase the principal amount available to $550.0 million and extend the maturity date to October 2022.  In April 2018, The Men’s Wearhouse refinanced its Original Term Loan.  See Credit Facilities section below for additional information.

The Credit Facilities and the Senior Notes contain customary non-financial and financial covenants, including fixed charge coverage ratios, total leverage ratios and secured leverage ratios.  Should our total leverage ratio and secured leverage ratio exceed certain thresholds specified in the agreements, we would be subject to certain additional restrictions, including limitations on our ability to make significant acquisitions and incur additional indebtedness. As of May 5, 2018, our total leverage ratio and secured leverage ratio are below these thresholds and we believe these ratios will remain below the thresholds specified in the agreements for the foreseeable future, which results in the elimination of these additional restrictions. In addition, as a result of the refinancing of our Original Term Loan and amending of our ABL Facility, our

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ability to pay dividends on our common stock has increased from a maximum of $10.0 million per quarter to a maximum of $15.0 million per quarter.

Credit Facilities

In April 2018, we refinanced our Original Term Loan.  Immediately prior to the refinancing, the Original Term Loan consisted of $593.4 million in aggregate principal amount with an interest rate of LIBOR plus 3.50% (with a floor of 1.0%) and $400.0 million in aggregate principal amount with a fixed rate of 5.0% per annum.  Upon entering into the refinancing, we made a prepayment of $93.4 million on the Original Term Loan using cash on hand.

As a result, we refinanced $900.0 million in aggregate principal amount of term loans then outstanding with a new Term Loan totaling $900.0 million (the “New Term Loan”).  Additionally, we may continue to request additional term loans or incremental equivalent debt borrowings, all of which are uncommitted, in an aggregate amount up to the greater of (1) $250.0 million and (2) an aggregate principal amount such that, on a pro forma basis (giving effect to such borrowings), our senior secured leverage ratio will not exceed 2.5 to 1.0.

The New Term Loan will bear interest at a rate per annum equal to an applicable margin plus, at the Company’s option, either LIBOR (with a floor of 1.0%) or the base rate (with a floor of 2.0%).  The margins for borrowings under the New Term Loan are 3.50% for LIBOR and 2.50% for the base rate.  The New Term Loan will amortize in an annual amount equal to 1.0% of the principal amount of the New Term Loan, payable quarterly commencing on May 1, 2018.  Proceeds from the New Term Loan were reduced by a $4.5 million OID, which is presented as a reduction of the outstanding balance on the New Term Loan on the balance sheet and will be amortized to interest expense over the contractual life of the New Term Loan.

The New Term Loan extends the maturity date of the Original Term Loan from June 18, 2021 until April 9, 2025, subject to a springing maturity provision that would accelerate the maturity of the New Term Loan to April 1, 2022 if any of the Company’s obligations under its Senior Notes remain outstanding on April 1, 2022.

The interest rate on the New Term Loan is based on 1-month LIBOR, which was 1.93% at May 5, 2018, plus the applicable margin of 3.50%, resulting in a total interest rate of 5.43%.  We have two interest rate swap agreements where the variable rates due under the New Term Loan have been exchanged for a fixed rate.  At May 5, 2018, the total notional amount under these interest rate swaps is $400.0 million.  Please see Note 15 for additional information on our interest rate swaps.

As a result of our interest rate swaps, approximately 45% of the variable interest rate under the New Term Loan has been converted to a fixed rate.  As of May 5, 2018, the New Term Loan had a weighted average interest rate of 5.45%.

In connection with the refinancing of the New Term Loan, we incurred deferred financing costs of $5.6 million, which will be amortized over the life of the New Term Loan using the interest method.  In addition, as a result of the refinancing, we recorded a loss on extinguishment of debt totaling $11.9 million consisting of the elimination of unamortized deferred financing costs and OID related to the Original Term Loan, which is included as a separate line in the condensed consolidated statement of earnings.

In October 2017, we amended our ABL Facility, which now provides for a senior secured revolving credit facility of $550.0 million, with possible future increases to $650.0 million under an expansion feature, that matures in October 2022, and is guaranteed, jointly and severally, by Tailored Brands, Inc. and certain of our U.S. subsidiaries. The ABL Facility has several borrowing and interest rate options including the following indices:  (i) adjusted LIBOR, (ii) Canadian Dollar Offered Rate ("CDOR") rate, (iii) Canadian prime rate or (iv) an alternate base rate (equal to the greater of the prime rate, the New York Federal Reserve Bank (“NYFRB”) rate plus 0.5% or adjusted LIBOR for a one-month interest period plus 1.0%). Advances under the ABL Facility bear interest at a rate per annum using the applicable indices plus a varying interest rate margin of up to 1.75%.  The ABL Facility also provides for fees applicable to amounts available to be drawn under outstanding letters of credit which range from 1.25% to 1.75%, and a fee on unused commitments of 0.25%.  As of

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

May 5, 2018, there were no borrowings outstanding under the ABL Facility.  During the three months ended May 5, 2018, the maximum borrowing outstanding under the ABL Facility was $1.5 million.

The obligations under the Credit Facilities are secured on a senior basis by a first priority lien on substantially all of the assets of the Company, The Men’s Wearhouse and its U.S. subsidiaries and, in the case of the ABL Facility, Moores The Suit People Inc. The Credit Facilities and the related guarantees and security interests granted thereunder are senior secured obligations of, and will rank equally with all present and future senior indebtedness of the Company, the co-borrowers and the respective guarantors.

We utilize letters of credit primarily as collateral for workers compensation claims and to secure inventory purchases.  At May 5, 2018, letters of credit totaling approximately $35.7 million were issued and outstanding. Borrowings available under the ABL Facility as of May 5, 2018 were $490.2 million.

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

Long-Term Debt

During the first quarter of 2018, we repurchased and retired $17.6 million in face value of Senior Notes through open market transactions.  As a result, we recorded a net loss on extinguishment totaling $0.9 million, which is included as a separate line in the condensed consolidated statement of earnings.  The net loss on extinguishment reflects a $0.6 million loss upon repurchase and the elimination of unamortized deferred financing costs totaling $0.3 million related to the Senior Notes.

The following table provides details on our long-term debt as of May 5, 2018, April 29, 2017 and February 3, 2018 (in thousands):

	May 5,	April 29,	February 3,
	2018	2017	2018
Term Loan (net of unamortized OID of $4.5 million at May 5, 2018, $3.9 million at April 29, 2017, and $3.0 million at February 3, 2018)	$893,299	$1,041,147	$990,465
Senior Notes	403,607	567,570	421,209
Less: Deferred financing costs related to the Term Loan and Senior Notes	(10,398)	(20,852)	(14,866)
Total long-term debt, net	1,286,508	1,587,865	1,396,808
Current portion of long-term debt	(9,000)	(13,379)	(7,000)
Total long-term debt, net of current portion	$1,277,508	$1,574,486	$1,389,808

6.  Revenue Recognition

Adoption of ASC 606

Effective February 4, 2018, we adopted ASC 606, Revenue from Contracts with Customers and all related amendments (“ASC 606”), to all contracts using the modified retrospective approach.  We recognized the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of retained earnings.  The adoption had no impact to our previously reported results of operations or cash flows.  The comparative period information has not been restated and continues to be reported under the accounting standards in effect for the period presented.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table depicts the cumulative effect of the changes made to our February 3, 2018 balance sheet for the adoption of ASU 606 (in thousands):

	Reported		Adjusted
	Balance at	Impact of	Balance at
	February 3,	Adoption of	February 3,
	2018	ASU 606	2018
Assets:
Accounts receivable, net	$79,783	$(303)	$79,480
Inventories	851,931	(17,837)	834,094
Other current assets	78,252	2,753	81,005
Liabilities:
Accrued expenses and other current liabilities	285,537	32,378	317,915
Deferred taxes, net and other liabilities	164,191	(11,941)	152,250
Equity:
Accumulated deficit	(479,166)	(35,824)	(514,990)

The adoption of ASC 606 primarily impacted the timing of revenue recognition related to our customer loyalty program, gift cards and e-commerce sales within our retail segment, as discussed in more detail below.  In addition, for our corporate apparel segment, certain deferred revenue balances along with related inventory amounts were eliminated as part of the cumulative adjustment to opening retained earnings.  Also, for estimated sales returns, we now recognize allowances for estimated sales returns on a gross basis rather than a net basis on the condensed consolidated balance sheets.

Revenues

The following table depicts the disaggregation of revenue by major source (in thousands):

	For the Three Months Ended
	May 5, 2018	April 29, 2017
Net sales:
Men's tailored clothing product	$355,737	$332,630
Men's non-tailored clothing product	235,606	228,699
Women's clothing product	19,582	19,827
Other (1)	2,719	2,429
Total retail clothing product	613,644	583,585
Rental services	100,227	94,820
Alteration services	38,421	38,386
Retail dry cleaning services (2)	2,551	8,514
Total alteration and other services	40,972	46,900
Total retail sales	754,843	725,305
Corporate apparel clothing product	63,121	57,601
Total net sales	$817,964	$782,906

(1)Other consists of franchise and licensing revenues and gift card breakage.  Franchise revenues are generally recognized at a point in time while licensing revenues consist primarily of minimum guaranteed royalty amounts recognized over an elapsed time period.

(2)On March 3, 2018, we completed the divestiture of our MW Cleaners business.  Please see Note 2 for additional information.

Please see Note 16 for additional information regarding our reporting segments.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Retail Segment

For retail clothing product revenue, we transfer control and recognize revenue at a point in time, upon sale or shipment of the merchandise, net of actual sales returns and a provision for estimated sales returns.  For rental and alteration services, we transfer control and recognize revenue at a point in time, upon receipt by the customer.  Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services.  Sales, use and value added taxes we collect from our customers and are remitted to governmental agencies are excluded from revenue.

Loyalty Program

We maintain a customer loyalty program for our Men’s Wearhouse, Men’s Wearhouse and Tux, Jos. A. Bank and Moores brands in which customers receive points for purchases. Points are generally equivalent to dollars spent on a one‑to‑one basis, excluding any sales tax dollars, and do not expire. Upon reaching 500 points, customers are issued a $50 rewards certificate which they may redeem for purchases at our stores or online. Generally, reward certificates earned must be redeemed no later than six months from the date of issuance.  We believe our loyalty program represents a customer option that is a material right and, accordingly, is a performance obligation in the contract with our customer.  Therefore, we will record our obligation for future point redemptions using a deferred revenue model.  In prior periods, we used an incremental cost approach where we accrued the estimated costs of the anticipated certificate redemptions when the certificates were issued and charged such costs to cost of sales.

When loyalty program members earn points, we recognize a portion of the transaction as revenue for merchandise product sales or services and defer a portion of the transaction representing the value of the related points. The value of the points is recorded in deferred revenue on our condensed consolidated balance sheet and recognized into revenue when the points are converted into a rewards certificate and the certificate is used.

We account for points earned and certificates issued that will never be redeemed by loyalty members, which we refer to as breakage. We review our breakage estimates at least annually based upon the latest available information regarding redemption and expiration patterns.

Our estimate of the expected expiration of points and certificates requires significant management judgment. Current and future changes to our assumptions or to loyalty program rules may result in material changes to the deferred revenue balance as well as recognized revenues from the loyalty program.  For example, during fiscal 2018, we plan to test potential changes to our loyalty program in order to improve the effectiveness of the program.

Gift Card Breakage

Proceeds from the sale of gift cards are recorded as a liability and are recognized as net sales from products and services when the cards are redeemed.  Our gift cards do not have expiration dates.  In addition, we recognize revenue for gift cards for which the likelihood of redemption is deemed to be remote and for which there is no legal obligation to remit the value of such unredeemed gift cards to any relevant jurisdictions (commonly referred to as gift card breakage) under the redemption recognition method. This method records gift card breakage as revenue on a proportional basis over the redemption period based on our historical gift card breakage rate. We review our gift card breakage estimate based on our historical redemption patterns.  In prior periods, we recognized income from breakage of gift cards as a reduction of SG&A when the likelihood of redemption of the gift card was remote.

Sales Returns

Revenue from merchandise product sales and services is reported net of sales returns, which includes an estimate of future returns based on historical return rates, with a corresponding reduction to cost of sales. Our refund liability for sales returns was $7.8 million at May 5, 2018, which is included in accrued and other current liabilities and represents the expected value of the refund that will be due to our customers.  We also have a corresponding asset included in other current assets

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

that represents the right to recover products from customers associated with sales returns of $3.3 million at May 5, 2018.  In prior periods, we recognized a provision for estimated sales returns on a net basis.

Corporate Apparel Segment

For our corporate apparel segment, we sell corporate clothing and uniforms to workforces under a contract or by purchase order.  We transfer control and recognize revenue at a point in time, generally upon delivery of the product to the customer.  Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services.  Sales, use and value added taxes we collect from our customers and are remitted to governmental agencies are excluded from revenue.

Contract Liabilities

The following table summarizes the opening and closing balances of our contract liabilities (in thousands):

	Balance at	Increase	Balance at
	February 3, 2018	(Decrease)	May 5, 2018
	As Adjusted
Contract liabilities	$141,552	$46,791	$188,343

Contract liabilities include cash payments received from customers in advance of our performance, including amounts which are refundable.  These liabilities primarily consist of customer deposits related to rental product or custom clothing transactions since we typically receive payment from our customers prior to our performance and deferred revenue related to our loyalty programs and unredeemed gift cards.  These amounts are included as “Customer deposits, prepayments and refunds payable,” “Loyalty program liabilities” and “Unredeemed gift cards,” respectively, within the accrued expenses and other current liabilities line item on our consolidated balance sheet.  Please see Note 10 for additional information on our accrued expenses and other current liabilities.

The amount of revenue recognized in the first quarter of 2018 that was included in the opening contract liability balance was $41.7 million.  This revenue primarily consists of recognition of deposits for completed transactions as well as redeemed certificates related to our loyalty program and gift card redemptions.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Practical Expedients and Impact on Fiscal 2018 Results

Due to the short term nature of a significant portion of our contracts with customers, we have elected to apply the practical expedients under ASC 606 to:  (1) not adjust the consideration for the effects of a significant financing component, (2) recognize incremental costs of obtaining a contract as expense when incurred and (3) not disclose the value of our unsatisfied performance obligations for contracts with an original expected duration of one year or less.

In accordance with ASC 606, the following tables reflect the impact on our fiscal 2018 condensed consolidated statement of earnings and balance sheet as if we had continued to apply accounting standards in effect last year (“Legacy GAAP”) (amounts in thousands):

Statement of Earnings	For the Three Months Ended May 5, 2018
	As	Amounts Under	Effect of Change
	Reported	Legacy GAAP	Increase/(Decrease)
Net sales:
Total retail sales	$754,843	$758,088	$3,245
Corporate apparel clothing product	63,121	$66,502	$3,381
Costs and expenses:
Total retail cost of sales	426,074	426,326	252
Total corporate apparel clothing product cost of sales	46,666	49,475	2,809
Selling, general and administrative expenses	251,094	250,757	(337)
Provision for income taxes	4,381	5,316	935
Net earnings	$13,909	$16,876	$2,967
Diluted net earnings per common share	$0.27	$0.33	$0.06

Balance Sheet	May 5, 2018
	As	Amounts Under	Effect of Change
	Reported	Legacy GAAP	Increase/(Decrease)
Assets:
Accounts receivable, net	$87,411	$92,232	$4,821
Inventories	843,671	857,857	14,186
Other current assets	69,937	66,639	(3,298)
Liabilities:
Accrued expenses and other current liabilities	350,414	294,129	(56,285)
Deferred taxes, net and other liabilities	151,503	139,536	(11,967)
Equity:
Accumulated deficit	(510,441)	(471,649)	38,792

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.  Supplemental Cash Flows

Supplemental disclosure of cash flow information is as follows (in thousands):

	For the Three Months Ended
	May 5,	April 29,
	2018	2017

Cash paid for interest	$13,380	$16,389
Cash paid for income taxes, net	$2,128	$1,483

We had unpaid capital expenditure purchases included in accounts payable and accrued expenses and other current liabilities of approximately $4.7 million and $7.1 million at May 5, 2018 and April 29, 2017, respectively.  Capital expenditure purchases are recorded as cash outflows from investing activities in the condensed consolidated statement of cash flows in the period they are paid.

8.  Inventories

The following table provides details on our inventories as of May 5, 2018, April 29, 2017 and February 3, 2018 (in thousands):

	May 5,	April 29,	February 3,
	2018	2017	2018
Finished goods	$749,746	$915,065	$739,668
Raw materials and merchandise components	93,925	69,156	112,263
Total inventories	$843,671	$984,221	$851,931

9.  Income Taxes

In December 2017, the U.S. enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Reform Act”). The changes included in the Tax Reform Act are broad and complex, including, but not limited to reducing the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018.  Our federal income tax expense for fiscal 2018 is based on the new rate.

Our effective income tax rate decreased to 24.0% for the first quarter of 2018 from 70.2% for the first quarter of 2017.  Our effective income tax rate for the first quarter of 2018 is lower than the effective income tax rate for the first quarter of 2017 primarily from enactment of the Tax Reform Act and anniversarying last year’s $2.2 million of tax deficiencies related to the vesting of stock-based awards recorded in the first quarter of 2017 resulting from the adoption of new accounting guidance related to stock-based compensation.

Shortly after the Tax Reform Act was enacted, the SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) which provides guidance on accounting for the Tax Reform Act’s impact. SAB 118 provides a measurement period, which in no case should extend beyond one year from the Tax Reform Act enactment date, during which a company acting in good faith may complete the accounting for the impacts of the Tax Reform Act. In accordance with SAB 118, a company must reflect the income tax effects of the Tax Reform Act in the reporting period in which the accounting is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Reform Act is incomplete, a company can determine a reasonable estimate for those effects and record a provisional estimate in the financial statements in the first reporting period in which a reasonable estimate can be determined.

At the end of fiscal 2017, we recorded a provisional discrete net tax benefit of $0.3 million related to the Tax Reform Act.  During the first quarter of 2018, there have been no updates to this provisional amount. While we have made a reasonable

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

estimate of the impact of the Tax Reform Act, we are continuing to finalize the consequences of tax reform, including the temporary differences that existed on the date of enactment.

Additionally, we are currently undergoing several audits; however, we currently do not believe these audits will result in any material charge to tax expense in the future.

10.  Other Current Assets, Accrued Expenses and Other Current Liabilities and Deferred Taxes, net and Other Liabilities

The following table provides details on our other current assets as of May 5, 2018, April 29, 2017 and February 3, 2018 (in thousands):

	May 5,	April 29,	February 3,
	2018	2017	2018
Prepaid expenses	$44,438	$44,584	$47,545
Tax receivable	12,814	14,055	20,368
Other	12,685	10,649	10,339
Total other current assets	$69,937	$69,288	$78,252

The following table provides details on our accrued expenses and other current liabilities as of May 5, 2018, April 29, 2017 and February 3, 2018 (in thousands):

	May 5,	April 29,	February 3,
	2018	2017	2018
Customer deposits, prepayments and refunds payable	$87,849	$72,411	$59,633
Loyalty program liabilities	65,597	8,720	9,106
Accrued salary, bonus, sabbatical, vacation and other benefits	56,066	58,373	84,767
Sales, value added, payroll, property and other taxes payable	37,605	36,878	29,409
Unredeemed gift cards	29,921	37,434	39,609
Accrued workers compensation and medical costs	24,639	27,194	25,244
Accrued dividends	10,870	9,957	11,128
Accrued interest	10,608	22,871	3,281
Accrued royalties	4,009	1,806	5,032
Lease termination and other store closure costs	297	4,106	427
Other	22,953	23,852	17,901
Total accrued expenses and other current liabilities	$350,414	$303,602	$285,537

The increase in loyalty program liabilities and the decrease in unredeemed gift cards is primarily driven by the adoption of ASC 606.  Please see Note 6 for additional information.

The following table provides details on our deferred taxes, net and other liabilities as of May 5, 2018, April 29, 2017 and February 3, 2018 (in thousands):

	May 5,	April 29,	February 3,
	2018	2017	2018
Deferred and other income tax liabilities, net	$83,357	$90,772	$95,314
Deferred rent and landlord incentives	58,957	60,542	60,136
Unfavorable lease liabilities	2,631	4,224	2,910
Other	6,558	6,062	5,831
Total deferred taxes, net and other liabilities	$151,503	$161,600	$164,191

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.  Accumulated Other Comprehensive (Loss) Income

The following table summarizes the components of accumulated other comprehensive (loss) income for the three months ended May 5, 2018 (in thousands and net of tax):

	Foreign
	Currency	Cash Flow	Pension
	Translation	Hedges	Plan	Total
BALANCE— February 3, 2018	$(11,116)	$145	$189	$(10,782)
Other (loss) comprehensive income before reclassifications	(14,143)	2,087	—	(12,056)
Amounts reclassified from accumulated other comprehensive (loss) income	—	713	—	713
Net current-period other comprehensive (loss) income	(14,143)	2,800	—	(11,343)
BALANCE— May 5, 2018	$(25,259)	$2,945	$189	$(22,125)

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

Amounts reclassified from other comprehensive (loss) income for the three months ended May 5, 2018 and April 29, 2017 relate to changes in the fair value of our interest rate swaps which is recorded within interest expense in the condensed consolidated statement of earnings and changes in the fair value of cash flow hedges related to inventory purchases, which is recorded within cost of sales in the condensed consolidated statement of earnings.

12.  Share-Based Compensation Plans

For a discussion of our share-based compensation plans, please see Note 13 in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Non-Vested Deferred Stock Units and Performance Units

The following table summarizes the activity of time-based and performance-based awards (collectively, "DSUs") for the three months ended May 5, 2018:

			Weighted-Average
	Units		Grant-Date Fair Value
	Time-	Performance-	Time-	Performance-
	Based	Based	Based	Based
Non-Vested at February 3, 2018	1,014,689	993,631	$18.13	$19.55
Granted	433,556	241,754	28.55	28.55
Vested(1)	(298,352)	(131,074)	27.70	23.45
Forfeited	(21,962)	(10,000)	19.79	12.80
Non-Vested at May 5, 2018	1,127,931	1,094,311	$19.57	$21.13

(1)	Includes 181,639 shares relinquished for tax payments related to vested DSUs for the three months ended May 5, 2018.

As of May 5, 2018, we have unrecognized compensation expense related to non-vested DSUs of approximately $32.2 million, which is expected to be recognized over a weighted-average period of 1.9 years.

Stock Options

The following table summarizes the activity of stock options for the three months ended May 5, 2018:

		Weighted-
	Number of	Average
	Shares	Exercise Price
Outstanding at February 3, 2018	1,527,176	$21.97
Granted	206,734	28.55
Exercised	(143,506)	22.68
Forfeited	(22,651)	12.80
Expired	(8,087)	49.18
Outstanding at May 5, 2018	1,559,666	$22.76
Exercisable at May 5, 2018	637,602	$32.00

The weighted-average grant date fair value of the 206,734 stock options granted during the three months ended May 5, 2018 was $10.31 per share. The following table summarizes the weighted-average assumptions used to fair value the stock options at the date of grant using the Black-Scholes option model for the three months ended May 5, 2018:

For the Three Months Ended
May 5,
2018
Risk-free interest rate	2.67%
Expected lives	5.0 years
Dividend yield	4.35%
Expected volatility	56.34%

As of May 5, 2018, we have unrecognized compensation expense related to non-vested stock options of approximately $4.4 million, which is expected to be recognized over a weighted-average period of 1.6 years.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cash Settled Awards

During 2017, we granted stock-based awards to certain employees, which vest over a period of three years, and will be settled in cash ("cash settled awards").  The fair value of the cash settled awards at each reporting period is based on the price of our common stock and includes a market condition.  The fair value of the cash settled awards will be remeasured at each reporting period until the awards are settled.  Cash settled awards are classified as liabilities in the condensed consolidated balance sheets.  At May 5, 2018, the liability associated with the cash settled awards was $6.5 million with $3.8 million recorded in accrued expenses and other current liabilities and $2.7 million recorded in other liabilities in the condensed consolidated balance sheets.

The following table summarizes the activity of cash settled awards for the three months ended May 5, 2018 (in thousands):

Cash Settled Awards
Non-Vested at February 3, 2018	$8,353
Granted	—
Vested	—
Forfeited	(252)
Non-Vested at May 5, 2018	$8,101

As of May 5, 2018, we have unrecognized compensation expense related to non-vested cash settled awards of approximately $4.4 million, which is expected to be recognized over a weighted-average period of 1.5 years.

Share-Based Compensation Expense

Share-based compensation expense, including cash settled awards, recognized for the three months ended May 5, 2018 was $6.5 million.  Share-based compensation expense recognized for the three months ended April 29, 2017 was $4.7 million.

13.  Goodwill and Other Intangible Assets

Goodwill

Goodwill allocated to our reportable segments and changes in the net carrying amount of goodwill for the three months ended May 5, 2018 are as follows (in thousands):

		Corporate
	Retail	Apparel	Total
Balance at February 3, 2018	$94,305	25,987	$120,292
Goodwill of divested business (see Note 2)	(13,588)	—	(13,588)
Translation adjustment	(839)	(1,063)	(1,902)
Balance at May 5, 2018	$79,878	$24,924	$104,802

Goodwill is evaluated for impairment at least annually. A more frequent evaluation is performed if events or circumstances indicate that impairment could have occurred. Such events or circumstances could include, but are not limited to, new significant negative industry or economic trends, unanticipated changes in the competitive environment, decisions to significantly modify or dispose of operations and a significant sustained decline in the market price of our stock. No impairment evaluation was considered necessary during the first three months ended May 5, 2018.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Intangible Assets

The gross carrying amount and accumulated amortization of our identifiable intangible assets are as follows (in thousands):

	May 5,	April 29,	February 3,
	2018	2017	2018
Amortizable intangible assets:
Carrying amount:
Trademarks, tradenames and franchise agreements	$16,155	$16,040	$16,273
Favorable leases	12,967	13,679	13,229
Customer relationships	27,477	26,268	28,713
Total carrying amount	56,599	55,987	58,215
Accumulated amortization:
Trademarks, tradenames and franchise agreements	(10,594)	(10,183)	(10,558)
Favorable leases	(5,178)	(4,297)	(5,010)
Customer relationships	(17,790)	(14,776)	(17,992)
Total accumulated amortization	(33,562)	(29,256)	(33,560)
Total amortizable intangible assets, net	23,037	26,731	24,655
Indefinite-lived intangible assets:
Trademarks and tradename	144,283	144,235	144,332
Total intangible assets, net	$167,320	$170,966	$168,987

Pre-tax amortization expense associated with intangible assets subject to amortization totaled $1.0 million and $1.0 million for the three months ended May 5, 2018 and April 29, 2017, respectively. Pre-tax amortization associated with intangible assets subject to amortization at May 5, 2018 is estimated to be $3.0 million for the remainder of fiscal 2018, $3.8 million for fiscal 2019, $3.6 million for fiscal 2020, $3.5 million for fiscal 2021 and $2.2 million for fiscal 2022.

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

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

	Fair Value Measurements at Reporting Date
	Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
May 5, 2018—
Assets:
Derivative financial instruments	$—	$5,639	$—	$5,639
Liabilities:
Derivative financial instruments	$—	$83	$—	$83
February 3, 2018—
Assets:
Derivative financial instruments	$—	$4,019	$—	$4,019
Liabilities:
Derivative financial instruments	$—	$2,307	$—	$2,307
April 29, 2017—
Assets:
Derivative financial instruments	$—	$937	$—	$937
Liabilities:
Derivative financial instruments	$—	$5,293	$—	$5,293

Derivative financial instruments are comprised of (1) foreign currency forward exchange contracts primarily entered into to minimize our foreign currency exposure related to forecasted purchases of certain inventories denominated in a currency different from the operating entity’s functional currency, (2) foreign currency forward exchange contracts primarily entered into to minimize our foreign currency exposure related to forecasted revenues from our United Kingdom (“UK”) operations denominated in a currency different from the UK’s functional currency, (3) foreign currency forward exchange contracts primarily entered into to minimize our foreign currency exposure related to intercompany loans denominated in a currency different from the operating entity’s functional currency and (4) interest rate swap agreements to minimize our exposure to interest rate changes on our outstanding indebtedness. These derivative financial instruments are recorded in the consolidated balance sheets at fair value based upon observable market inputs, primarily pricing models based on current market rates. Derivative financial instruments in an asset position are included within other current assets or other assets in the consolidated balance sheets. Derivative financial instruments in a liability position are included within accrued expenses and other current liabilities or noncurrent liabilities in the consolidated balance sheets. Please see Note 15 for further information regarding our derivative instruments.

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

During the three months ended May 5, 2018, we incurred $0.3 million of asset impairment charges, which is included within SG&A expenses in our condensed consolidated statement of earnings, related to underperforming stores. During the three months ended April 29, 2017, we incurred $2.9 million of asset impairment charges, which is included within SG&A expenses in our condensed consolidated statement of earnings, primarily related to underperforming stores as well as long-lived assets related to our tuxedo rental license agreement with Macy’s.  We estimated the fair value of the

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

long-lived assets based on an income approach using projected future cash flows discounted using a weighted-average cost of capital analysis that reflects current market conditions, which we classify as Level 3 within the fair value hierarchy.

Fair Value of Financial Instruments

Our financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses and other current liabilities and long-term debt.  Management estimates that, as of May 5, 2018, April 29, 2017, and February 3, 2018, the carrying value of our financial instruments, other than long-term debt, approximated their fair value due to the highly liquid or short-term nature of these instruments.

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

	May 5, 2018		April 29, 2017		February 3, 2018
	Carrying	Estimated	Carrying	Estimated	Carrying	Estimated
	Amount(1)	Fair Value	Amount(1)	Fair Value	Amount(1)	Fair Value
Long-term debt, including current portion	$1,286,508	$1,321,637	$1,587,865	$1,482,750	$1,396,808	$1,407,449

(1) The carrying value of the long-term debt, including current portion is net of deferred financing costs of $10.4 million, $20.9 million and $14.9 million as of May 5, 2018, April 29, 2017 and February 3, 2018, respectively.

15.  Derivative Financial Instruments

In January 2015, we entered into an interest rate swap agreement on an initial notional amount of $520.0 million that matures in August 2018 with periodic interest settlements.  At May 5, 2018, the notional amount totaled $40.0 million. Under this interest rate swap agreement, we receive a floating rate based on 3-month LIBOR and pay a fixed rate of 5.03% (including the applicable margin of 3.50%) on the outstanding notional amount.

In April 2017, we entered into an interest rate swap agreement on an initial notional amount of $260.0 million that matures in June 2021 with periodic interest settlements. At May 5, 2018, the notional amount totaled $360.0 million. Under this interest rate swap agreement, we receive a floating rate based on 1-month LIBOR and pay a fixed rate of 5.56% (including the applicable margin of 3.50%) on the outstanding notional amount. We have designated the interest rate swap as a cash flow hedge of the variability of interest payments under the Term Loan due to changes in the LIBOR benchmark interest rate.

At May 5, 2018, the fair value of the interest rate swaps was an asset of $5.4 million with $1.0 million recorded in other current assets and $4.4 million recorded in other assets in our condensed consolidated balance sheet.  The effective portion of the swaps is reported as a component of accumulated other comprehensive (loss) income.  There was no hedge ineffectiveness at May 5, 2018. Changes in fair value are reclassified from accumulated other comprehensive (loss) income into earnings in the same period that the hedged item affects earnings.

Over the next 12 months, $1.0 million of the effective portion of the interest rate swaps is expected to be reclassified from accumulated other comprehensive (loss) income into earnings within interest expense.  If, at any time, an interest rate swap is determined to be ineffective, in whole or in part, due to changes in the interest rate swap or underlying debt agreements, the fair value of the portion of the interest rate swap determined to be ineffective will be recognized as a gain or loss in the statement of earnings for the applicable period.

Also, we have entered into derivative instruments to hedge our foreign exchange risk, specifically related to the British pound and Euro.  At May 5, 2018, the notional amount of the British pound and Euro instruments totaled $30.3 million

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

and $9.3 million, respectively. We have designated these instruments as cash flow hedges of the variability in exchange rates for those foreign currencies.  At May 5, 2018, the fair value of these cash flow hedges was an asset of $0.2 million recorded in other current assets in our condensed consolidated balance sheet.  The effective portion of the hedges is reported as a component of accumulated other comprehensive (loss) income.  Hedge ineffectiveness at May 5, 2018 was immaterial.  Changes in fair value are reclassified from accumulated other comprehensive (loss) income into earnings in the same period that the hedged item affects earnings. Over the next 12 months, $1.1 million of the effective portion of the cash flow hedges is expected to be reclassified as expense into cost of sales from accumulated other comprehensive (loss) income.

In addition, we are exposed to market risk associated with foreign currency exchange rate fluctuations as a result of our direct sourcing programs, specifically related to the Canadian dollar.  As a result, from time to time, we may enter into derivative instruments to hedge this foreign exchange risk.  At May 5, 2018, the notional amount of these instruments totaled $13.1 million. We have not elected to apply hedge accounting to these derivative instruments. Amounts related to these transactions were immaterial to our consolidated financial statements.

16.  Segment Reporting

Our operations are conducted in two reportable segments, retail and corporate apparel, based on the way we manage, evaluate and internally report our business activities.

The retail segment includes the results from our four retail merchandising brands: Men's Wearhouse/Men's Wearhouse and Tux, Jos. A. Bank, Moores Clothing for Men ("Moores") and K&G.  These four brands are operating segments that have been aggregated into the retail reportable segment.  Prior to its divestiture, MW Cleaners was also aggregated in the retail segment as its operations had not had a significant effect on our revenues or expenses.  Specialty apparel merchandise offered by our four retail merchandising concepts include suits, suit separates, sport coats, slacks, formalwear, business casual, denim, sportswear, outerwear, dress shirts, shoes and accessories for men. Women's career and casual apparel, sportswear and accessories, including shoes, and children's apparel is offered at most of our K&G stores.  Rental product is offered at our Men's Wearhouse/Men's Wearhouse and Tux, Jos. A. Bank and Moores retail stores.

The corporate apparel segment includes the results from our corporate apparel and uniform operations conducted by Dimensions, Alexandra, and Yaffy in the UK and Twin Hill in the U.S., which provide corporate apparel uniforms and workwear to workforces.

We measure segment profitability based on operating income, defined as income before interest expense, interest income, (loss) gain on extinguishment of debt, net and income taxes, before shared service expenses. Shared service expenses include costs incurred and directed primarily by our corporate offices that are not allocated to segments.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Additional net sales information is as follows (in thousands):

	For the Three Months Ended
	May 5, 2018	April 29, 2017
Net sales:
MW(1)	$447,809	$420,067
Jos. A. Bank	169,076	167,228
K&G	89,280	88,683
Moores	46,127	40,813
MW Cleaners(2)	2,551	8,514
Total retail segment	754,843	725,305
Total corporate apparel segment	63,121	57,601
Total net sales	$817,964	$782,906

(1)	MW includes Men's Wearhouse, Men's Wearhouse and Tux, tuxedo shops within Macy's and Joseph Abboud.
(2)	On March 3, 2018, we completed the divestiture of our MW Cleaners business. Please see Note 2 for additional information.

Operating income by reportable segment, shared service expense, and the reconciliation to earnings before income taxes is as follows (in thousands):

	For the Three Months Ended
	May 5, 2018	April 29, 2017
Operating income:
Retail	$98,721	$73,425
Corporate apparel	1,583	1,975
Shared service expense	(47,407)	(44,398)
Operating income	52,897	31,002
Interest income	85	67
Interest expense	(21,981)	(25,621)
(Loss) gain on extinguishment of debt, net	(12,711)	715
Earnings before income taxes	$18,290	$6,163

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

17.  Legal Matters

On March 29, 2016, a putative class action lawsuit was filed against the Company and its Chief Executive Officer, Douglas S. Ewert, in the United States District Court for the Southern District of Texas (Case No. 4:16-cv-00838). The complaint attempted to allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of persons who purchased or otherwise acquired the Company's securities between June 18, 2014 and December 9, 2015 (the "Class Period"). On May 26, 2017, Lead Plaintiff Strathclyde Pension Fund filed an Amended Complaint alleging that during the Class Period Defendants omitted facts about the Company's Jos. A. Bank's business, financial status, and operations, the omission of which rendered Defendants' statements about the Jos. A. Bank business false or misleading. The amended complaint also named Jon W. Kimmins, the Company's former Chief Financial Officer, and Mary Beth Blake, the Company's current Brand President, Jos. A. Bank, as additional named defendants. The Company filed a motion to dismiss the amended complaint, which was fully briefed.  In an Opinion and Order dated March 31, 2018, the Court granted our motion to dismiss and provided the plaintiff with 30 days to file a second amended complaint. On April 30, 2018 the plaintiff advised the Court and all parties that it was not going to file a second amended complaint. We believe this matter is now concluded and, as a result, will no longer be reporting on it in future Forms 10-Q and 10-K.

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

On August 2, 2017, two American Airlines employees, Thor Zurbriggen and Dena Catan, filed a putative class action lawsuit against our Twin Hill subsidiary in the United States District Court for the Northern District of Illinois (Case No. 1:17-cv-05648). The complaint attempts to allege claims for strict liability, negligence, and medical monitoring based on allegedly defective uniforms Twin Hill supplied to American Airlines for its employees. On September 28, 2017, the plaintiffs filed an amended complaint adding nine additional named plaintiffs, adding American Airlines, Inc. as a defendant, and adding claims for civil battery and intentional infliction of emotional distress. On November 17, 2017, the Company filed a motion to dismiss the plaintiffs’ claims and the motion remains pending before the Court. We believe that any lawsuit filed on the basis of the safety of the Twin Hill uniforms supplied to American Airlines is without merit, and we intend to contest this action vigorously. Twin Hill has substantial and convincing evidence of the uniforms' safety and fitness for their intended purpose, and we believe that there is no evidence linking any of the plaintiffs' alleged injuries to our uniforms. The range of loss, if any, is not reasonably estimable at this time. We do not currently believe, however, that it will have a material adverse effect on our financial position, results of operations or cash flows.

On April 4, 2018, Juliette Onody and numerous other American Airlines employees filed a second class action lawsuit against our Twin Hill subsidiary and four related American Airlines entities in the United States District Court for the Northern District of Illinois (Case No. 1:18-cv-02303). The complaint contains the same substantive factual allegations against Twin Hill as the Zurbriggen case noted above and asserts identical claims for battery, intentional infliction of emotional distress, strict liability, negligence, and medical monitoring based on allegedly defective uniforms Twin Hill supplied to American Airlines for its employees. Additionally, the same counsel represents the plaintiffs in both cases. On April 13, 2018, the Company filed an unopposed motion to stay this case in its entirety pending the motions to dismiss in the Zurbriggen case and the Court granted that motion on April 16, 2018. We believe that any lawsuit filed on the basis of the safety of the Twin Hill uniforms supplied to American Airlines is without merit, and we intend to contest this action vigorously. Twin Hill has substantial and convincing evidence of the uniforms' safety and fitness for their intended purpose, and we believe that there is no evidence linking any of the plaintiffs' alleged injuries to our uniforms. The range

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

of loss, if any, is not reasonably estimable at this time. We do not currently believe, however, that it will have a material adverse effect on our financial position, results of operations or cash flows.

On September 27, 2017, Heather Poole and numerous other American Airlines employees filed a lawsuit against our Twin Hill subsidiary in the Superior Court for the State of California for the County of Alameda (Case No. RG17876798).  The complaint attempts to allege claims for strict liability and negligence based on allegedly defective uniforms Twin Hill supplied to American Airlines for its employees. On December 11, 2017, the Company filed a demurrer to Plaintiff’s complaint.  On or about February 20, 2018, the Court granted our demurrer and dismissed the plaintiffs’ Complaint ruling that the plaintiffs did not allege enough facts to state a claim against Twin Hill. Plaintiffs filed an amended complaint on April 10, 2018 and again on April 27, 2018, which added allegations regarding Plaintiffs’ alleged injuries and named Tailored Brands as a defendant.  On May 10, 2018, Twin Hill removed the case to United States District Court for the Northern District of California (Case No. 3:18-cv-2758).  Plaintiffs filed a motion to remand the case to state court and Twin Hill intends to file an opposition to the motion to remand.  Twin Hill and Tailored Brands have until July 9, 2018 to respond to Plaintiffs’ amended complaint.  We believe that any lawsuit filed on the basis of the safety of the Twin Hill uniforms supplied to American Airlines is without merit, and we intend to contest this action vigorously. Twin Hill has substantial and convincing evidence of the uniforms' safety and fitness for their intended purpose, and we believe that there is no evidence linking any of the plaintiffs' alleged injuries to our uniforms. The range of loss, if any, is not reasonably estimable at this time. We do not currently believe, however, that it will have a material adverse effect on our financial position, results of operations or cash flows.

On October 30, 2017, Melodie Agnello, Denise Mumma, and numerous other American Airlines employees filed a lawsuit against our Twin Hill subsidiary in the Superior Court for the State of California for the County of Alameda (Case No. RG17880635).  The complaint attempts to allege claims for strict liability and negligence based on allegedly defective uniforms Twin Hill supplied to American Airlines for its employees. On December 11, 2017, the Company filed a demurrer to plaintiff’s complaint.  On or about February 20, 2018, the Court granted our demurrer and dismissed the plaintiffs’ Complaint ruling that the plaintiffs did not allege enough facts to state a claim against Twin Hill. Plaintiffs filed an amended complaint on April 27, 2018, which added allegations regarding Plaintiffs’ alleged injuries and named Tailored Brands as a defendant.  On May 10, 2018, Twin Hill removed the case to United States District Court for the Northern District of California (Case No. 3:18-cv-2756).  Plaintiffs filed a motion to remand the case to state court and Twin Hill intends to file an opposition to the motion to remand.  Twin Hill and Tailored Brands have until July 9, 2018 to respond to Plaintiffs’ amended complaint.  We believe that any lawsuit filed on the basis of the safety of the Twin Hill uniforms supplied to American Airlines is without merit, and we intend to contest this action vigorously. Twin Hill has substantial and convincing evidence of the uniforms' safety and fitness for their intended purpose, and we believe that there is no evidence linking any of the plaintiffs' alleged injuries to our uniforms. The range of loss, if any, is not reasonably estimable at this time. We do not currently believe, however, that it will have a material adverse effect on our financial position, results of operations or cash flows.

On April 27, 2018, Alexandra Hughes, and numerous other American Airlines employees filed a lawsuit against our Twin Hill subsidiary and Tailored Brands in the Superior Court for the State of California for the County of Alameda (Case No. RG18902727).  The complaint attempts to allege claims for strict liability and negligence based on allegedly defective uniforms Twin Hill supplied to American Airlines for its employees.  On May 10, 2018, Twin Hill removed the case to United States District Court for the Northern District of California (Case No. 4:18-cv-2762).  Plaintiffs filed a motion to remand the case to state court and Twin Hill intends to file an opposition to the motion to remand.  Twin Hill and Tailored Brands have until July 9, 2018 to respond to Plaintiffs’ complaint.  We believe that any lawsuit filed on the basis of the safety of the Twin Hill uniforms supplied to American Airlines is without merit, and we intend to contest this action vigorously. Twin Hill has substantial and convincing evidence of the uniforms' safety and fitness for their intended purpose, and we believe that there is no evidence linking any of the plaintiffs' alleged injuries to our uniforms. The range of loss, if any, is not reasonably estimable at this time. We do not currently believe, however, that it will have a material adverse effect on our financial position, results of operations or cash flows.

On April 27, 2018, Rosemary Mackonochie, and numerous other American Airlines employees filed a lawsuit against our Twin Hill subsidiary and Tailored Brands in the Superior Court for the State of California for the County of Alameda

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Case No. RG18902720).  The complaint attempts to allege claims for strict liability and negligence based on allegedly defective uniforms Twin Hill supplied to American Airlines for its employees.  On May 10, 2018, Twin Hill removed the case to United States District Court for the Northern District of California (Case No. 4:18-cv-2761).  Plaintiffs filed a motion to remand the case to state court and Twin Hill intends to file an opposition to the motion to remand.  Twin Hill and Tailored Brands have until July 9, 2018 to respond to Plaintiffs’ complaint.  We believe that any lawsuit filed on the basis of the safety of the Twin Hill uniforms supplied to American Airlines is without merit, and we intend to contest this action vigorously. Twin Hill has substantial and convincing evidence of the uniforms' safety and fitness for their intended purpose, and we believe that there is no evidence linking any of the plaintiffs' alleged injuries to our uniforms. The range of loss, if any, is not reasonably estimable at this time. We do not currently believe, however, that it will have a material adverse effect on our financial position, results of operations or cash flows.

In addition, we are involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of our business.  Management does not believe that any of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

18.  Condensed Consolidating Information

As discussed in Note 5, The Men's Wearhouse (the "Issuer") issued $600.0 million in aggregate principal amount of Senior Notes.  The Senior Notes are guaranteed jointly and severally, on an unsecured basis by Tailored Brands, Inc. (the "Parent") and certain of our U.S. subsidiaries (the "Guarantors").  Our foreign subsidiaries (collectively, the "Non-Guarantors") are not guarantors of the Senior Notes.  Each of the Guarantors is 100% owned and all guarantees are joint and several.  In addition, the guarantees are full and unconditional except for certain automatic release provisions related to the Guarantors.

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

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tailored Brands, Inc.

Condensed Consolidating Balance Sheet

May 5, 2018

(in thousands)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$42,740	$2,830	$47,596	$—	$93,166
Accounts receivable, net	—	32,045	305,987	82,311	(332,932)	87,411
Inventories	—	175,630	482,648	185,393	—	843,671
Other current assets	2,784	15,505	47,364	4,284	—	69,937
Total current assets	2,784	265,920	838,829	319,584	(332,932)	1,094,185
Property and equipment, net	—	196,932	206,794	34,218	—	437,944
Rental product, net	—	102,286	10,127	16,331	—	128,744
Goodwill	—	6,160	53,422	45,220	—	104,802
Intangible assets, net	—	—	154,960	12,360	—	167,320
Investments in subsidiaries	97,019	1,381,326	—	—	(1,478,345)	—
Other assets	—	11,450	668	81,544	(80,835)	12,827
Total assets	$99,803	$1,964,074	$1,264,800	$509,257	$(1,892,112)	$1,945,822
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$116,382	$255,384	$82,563	$71,481	$(332,932)	$192,878
Accrued expenses and other current liabilities	14,868	172,654	125,516	39,116	—	352,154
Current portion of long-term debt	—	9,000	—	—	—	9,000
Total current liabilities	131,250	437,038	208,079	110,597	(332,932)	554,032
Long-term debt, net	—	1,277,508	—	—	—	1,277,508
Deferred taxes, net and other liabilities	5,774	152,509	46,910	27,145	(80,835)	151,503
Shareholders' (deficit) equity	(37,221)	97,019	1,009,811	371,515	(1,478,345)	(37,221)
Total liabilities and shareholders' (deficit) equity	$99,803	$1,964,074	$1,264,800	$509,257	$(1,892,112)	$1,945,822

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tailored Brands, Inc.

Condensed Consolidating Balance Sheet

April 29, 2017

(in thousands)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$2,162	$2,335	$62,083	$—	$66,580
Accounts receivable, net	7,358	28,480	437,481	149,697	(539,000)	84,016
Inventories	—	212,146	438,670	333,405	—	984,221
Other current assets	136	229,333	33,392	10,933	(204,506)	69,288
Total current assets	7,494	472,121	911,878	556,118	(743,506)	1,204,105
Property and equipment, net	—	224,274	208,719	34,668	—	467,661
Rental product, net	—	127,188	3,087	17,220	—	147,495
Goodwill	—	6,160	68,510	42,915	—	117,585
Intangible assets, net	—	52	156,741	14,173	—	170,966
Investments in subsidiaries	(89,379)	1,444,485	—	—	(1,355,106)	—
Other assets	—	5,200	949	7,174	(6,900)	6,423
Total assets	$(81,885)	$2,279,480	$1,349,884	$672,268	$(2,105,512)	$2,114,235
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$21,606	$553,773	$82,517	$52,990	$(539,000)	$171,886
Accrued expenses and other current liabilities	10,088	146,168	120,022	227,415	(197,230)	306,463
Current portion of long-term debt	—	13,379	—	—	—	13,379
Total current liabilities	31,694	713,320	202,539	280,405	(736,230)	491,728
Long-term debt, net	—	1,574,486	—	—	—	1,574,486
Deferred taxes, net and other liabilities	—	81,053	84,719	10,004	(14,176)	161,600
Shareholders' (deficit) equity	(113,579)	(89,379)	1,062,626	381,859	(1,355,106)	(113,579)
Total liabilities and shareholders' (deficit) equity	$(81,885)	$2,279,480	$1,349,884	$672,268	$(2,105,512)	$2,114,235

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

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tailored Brands, Inc.

Condensed Consolidating Statement of Earnings (Loss)

(in thousands)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Three Months Ended May 5, 2018
Net sales	$—	$446,247	$381,421	$127,667	$(137,371)	$817,964
Cost of sales	—	224,973	290,943	94,195	(137,371)	472,740
Gross margin	—	221,274	90,478	33,472	—	345,224
Operating expenses	882	137,273	138,395	28,443	(12,666)	292,327
Operating (loss) income	(882)	84,001	(47,917)	5,029	12,666	52,897
Other income and expenses, net	—	—	12,666	—	(12,666)	—
Interest expense, net	(764)	(23,666)	2,014	520	—	(21,896)
Loss on extinguishment of debt, net	—	(12,711)	—	—	—	(12,711)
(Loss) earnings before income taxes	(1,646)	47,624	(33,237)	5,549	—	18,290
(Benefit) provision for income taxes	(658)	11,073	(8,011)	1,977	—	4,381
(Loss) earnings before equity in net income of subsidiaries	(988)	36,551	(25,226)	3,572	—	13,909
Equity in earnings (loss) of subsidiaries	14,897	(21,654)	—	—	6,757	—
Net earnings (loss)	$13,909	$14,897	$(25,226)	$3,572	$6,757	$13,909
Comprehensive income (loss)	$2,566	$16,091	$(25,226)	$(8,965)	$18,100	$2,566

Three Months Ended April 29, 2017
Net sales	$—	$418,925	$372,264	$135,258	$(143,541)	$782,906
Cost of sales	—	212,499	278,631	102,877	(143,541)	450,466
Gross margin	—	206,426	93,633	32,381	—	332,440
Operating expenses	903	155,783	133,532	25,952	(14,732)	301,438
Operating (loss) income	(903)	50,643	(39,899)	6,429	14,732	31,002
Other income and expenses, net	—	—	14,732	—	(14,732)	—
Interest expense, net	110	(25,892)	1,558	(1,330)	—	(25,554)
Gain on extinguishment of debt, net	—	715	—	—	—	715
(Loss) earnings before income taxes	(793)	25,466	(23,609)	5,099	—	6,163
Provision (benefit) for income taxes	1,945	8,469	(7,752)	1,662	—	4,324
(Loss) earnings before equity in net income of subsidiaries	(2,738)	16,997	(15,857)	3,437	—	1,839
Equity in earnings (loss) of subsidiaries	4,577	(12,420)	—	—	7,843	—
Net earnings (loss)	$1,839	$4,577	$(15,857)	$3,437	$7,843	$1,839
Comprehensive (loss) income	$(286)	$2,920	$(15,857)	$2,969	$9,968	$(286)

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tailored Brands, Inc.

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended May 5, 2018

(in thousands)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$10,994	$196,189	$(10,744)	$(66,593)	(9,618)	$120,228

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(3,238)	(6,338)	(1,404)	—	(10,980)
Proceeds from divestiture of business	—	—	17,732	—	—	17,732
Intercompany activities	—	(68,425)	—	—	68,425	—
Net cash (used in) provided by investing activities	—	(71,663)	11,394	(1,404)	68,425	6,752

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on original term loan	—	(993,420)	—	—	—	(993,420)
Proceeds from new term loan	—	895,500	—	—	—	895,500
Payments on new term loan	—	(2,250)	—	—	—	(2,250)
Proceeds from asset-based revolving credit facility	—	1,500	—	—	—	1,500
Payments on asset-based revolving credit facility	—	(1,500)	—	—	—	(1,500)
Repurchase and retirement of senior notes	—	(18,240)	—	—	—	(18,240)
Deferred financing costs	—	(5,576)	—	—	—	(5,576)
Intercompany activities	—	(9,618)	—	68,425	(58,807)	—
Cash dividends paid	(9,618)	—	—	—	—	(9,618)
Proceeds from issuance of common stock	3,649	—	—	—	—	3,649
Tax payments related to vested deferred stock units	(5,025)	—	—	—	—	(5,025)
Net cash (used in) provided by financing activities	(10,994)	(133,604)	—	68,425	(58,807)	(134,980)
Effect of exchange rate changes	—	—	—	(2,441)	—	(2,441)
(Decrease) increase in cash and cash equivalents	—	(9,078)	650	(2,013)	—	(10,441)
Cash and cash equivalents at beginning of period	—	51,818	2,180	49,609	—	103,607
Cash and cash equivalents at end of period	$—	$42,740	$2,830	$47,596	$—	$93,166

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tailored Brands, Inc.

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended April 29, 2017

(in thousands)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$10,296	$174,399	$10,424	$(152,637)	$(9,131)	$33,351

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(6,333)	(9,982)	(1,471)	—	(17,786)
Acquisition of business, net of cash	—	—	—	(457)	—	(457)
Intercompany activities	—	(149,424)	—	—	149,424	—
Proceeds from sale of property and equipment	—	—	12	—	—	12
Net cash used in investing activities	—	(155,757)	(9,970)	(1,928)	149,424	(18,231)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on original term loan	—	(1,750)	—	—	—	(1,750)
Proceeds from asset-based revolving credit facility	—	137,650	—	—	—	137,650
Payments on asset-based revolving credit facility	—	(137,650)	—	—	—	(137,650)
Repurchase and retirement of senior notes	—	(6,601)	—	—	—	(6,601)
Intercompany activities	—	(9,131)	—	149,424	(140,293)	—
Cash dividends paid	(9,131)	—	—	—	—	(9,131)
Proceeds from issuance of common stock	467	—	—	—	—	467
Tax payments related to vested deferred stock units	(1,632)	—	—	—	—	(1,632)
Net cash (used in) provided by financing activities	(10,296)	(17,482)	—	149,424	(140,293)	(18,647)
Effect of exchange rate changes	—	—	—	(782)	—	(782)
Increase (decrease) in cash and cash equivalents	—	1,160	454	(5,923)	—	(4,309)
Cash and cash equivalents at beginning of period	—	1,002	1,881	68,006	—	70,889
Cash and cash equivalents at end of period	$—	$2,162	$2,335	$62,083	$—	$66,580

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We encourage you to read this "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") in conjunction with the corresponding section included in our Annual Report on Form 10-K for the year ended February 3, 2018.  References herein to years are to our 52-week or 53-week fiscal year, which ends on the Saturday nearest January 31 in the following calendar year.  For example, references to "2018" mean the 52-week fiscal year ending February 2, 2019.

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

On February 28, 2018, we entered into a definitive agreement to divest our MW Cleaners business for approximately $18.0 million, subject to certain adjustments, and the transaction closed on March 3, 2018.  Please see Note 2 to the condensed consolidated financial statements for additional information.

Our operations are conducted in two reportable segments, retail and corporate apparel, based on the way we manage, evaluate and internally report our business activities.  Please see Note 16 of Notes to Condensed Consolidated Financial Statements and the discussion included in "Results of Operations" below for additional information and disclosures regarding our reportable segments.

First Quarter Discussion

Our improved first quarter results reflect continued execution on our growth strategies.  Our brand campaigns are resonating with new and existing customers, helping drive a 2.1% increase in retail segment comparable sales through increased transactions and new customer acquisition.  We continue to grow our custom business and enhance our offering with standard three-week delivery for Made-in-America custom suits. In addition, we are improving our omni-channel experience, with the launch of live guidance on our e-commerce websites from expert in-store sales associates.

During the first quarter, we also continued to strengthen our balance sheet.  In April 2018, we refinanced our term loan on favorable terms, extending its maturity to 2025, and we reduced our total debt by $110 million.

Key operating metrics for the quarter ended May 5, 2018 include:

•	Net sales increased 4.5% primarily due to the benefit from the calendar shift caused by last year’s 53rd week as well as an increase in retail segment comparable sales.
•

Comparable sales increased 3.2% at Men’s Wearhouse, 1.2% at Jos. A. Bank and 1.8% at Moores while comparable sales decreased 1.7% at K&G. Overall, comparable sales for our retail segment increased 2.1%.

•	Operating income was $52.9 million for the first quarter of 2018 compared to operating income of $31.0 million in the first quarter of 2017.
•	Diluted earnings per share were $0.27 for the first quarter of 2018 compared to diluted earnings per share of $0.04 in the first quarter of 2017.

Key liquidity metrics for the three months ended May 5, 2018 include:

•	Cash and cash equivalents at the end of the first quarter of 2018 were $93.2 million, an increase of $26.6 million compared to the end of the first quarter of 2017.
•	Cash provided by operating activities was $120.2 million for the first three months of 2018 compared to $33.4 million for the first three months of 2017.
•	Capital expenditures were $11.0 million for the first three months of 2018 compared to $17.8 million for the first three months of fiscal 2017.
•	We repaid $95.7 million on our term loan, repurchased and retired $17.6 million in face value of senior notes and had no borrowings outstanding on our revolving credit facility as of May 5, 2018.
•	Dividends paid totaled $9.6 million for the three months ended May 5, 2018.

Items Affecting Comparability of Results

The comparability of our results has been impacted by certain items, including in the first quarter of 2018, a loss on extinguishment related to the refinancing of our Term Loan and a loss related to the divestiture of MW Cleaners.  In the first quarter of 2017, these items consisted of costs to terminate our tuxedo rental license agreement with Macy's.  A summary of the effect of these items on pretax income for each applicable period is presented below (dollars in millions):

	For the Three Months Ended
	May 5,	April 29,
	2018	2017
Loss on divestiture of MW Cleaners (1)	$3.6	$—
Costs to terminate Macy's agreement (2)	—	17.2
Loss on extinguishment of debt related to refinancing of Term Loan (3)	11.9	—
Total (4)	$15.5	$17.2

(1)	Please see Note 2 to the condensed consolidated financial statements for additional information.
(2)	Please see Note 3 to the condensed consolidated financial statements for additional information.
(3)	Please see Note 5 to the condensed consolidated financial statements for additional information.
(4)

For the three months ended May 5, 2018, consists of $3.6 million included in selling, general and administrative expenses ("SG&A") and $11.9 million included in loss on extinguishment of debt.  For the three months ended April 29, 2017, $15.8 million is included in SG&A and $1.4 million is included in cost of sales.

Store Data

The following table presents information with respect to retail apparel stores and tuxedo shops within Macy's stores in operation during each of the respective fiscal periods:

	For the Three Months Ended		For the Year Ended
	May 5,	April 29,	February 3,
	2018	2017	2018

Open at beginning of period:	1,477	1,667	1,667
Opened	1	1	4
Closed (1)	(2)	(5)	(194)
Open at end of the period	1,476	1,663	1,477

Men’s Wearhouse(2)	720	717	719
Men’s Wearhouse and Tux	50	56	51
Tuxedo shops @ Macy’s (1)	—	170	—
Jos. A. Bank (3)	491	503	491
Moores	126	126	126
K&G	89	91	90
	1,476	1,663	1,477

(1)	All 170 tuxedo shops within Macy's stores were closed during the second quarter of 2017.
(2)	Includes one Joseph Abboud store.
(3)	Excludes franchise stores.

During the first quarter of 2018, we opened one Men's Wearhouse store and closed two stores (one Men's Wearhouse and Tux store and one K&G store).

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

Results of Operations

For the Three Months Ended May 5, 2018 Compared to the Three Months Ended April 29, 2017

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	For the Three Months Ended(1)
	May 5,	April 29,
	2018	2017
Net sales:
Retail clothing product	75.0%	74.5%
Rental services	12.3	12.1
Alteration and other services	5.0	6.0
Total retail sales	92.3	92.6
Corporate apparel clothing product	7.7	7.4
Total net sales	100.0%	100.0%
Cost of sales(2):
Retail clothing product	45.0	43.3
Rental services	14.6	17.1
Alteration and other services	83.4	73.5
Occupancy costs	13.4	14.5
Total retail cost of sales	56.4	56.3
Corporate apparel clothing product	73.9	72.7
Total cost of sales	57.8	57.5
Gross margin(2):
Retail clothing product	55.0	56.7
Rental services	85.4	82.9
Alteration and other services	16.6	26.5
Occupancy costs	(13.4)	(14.5)
Total retail gross margin	43.6	43.7
Corporate apparel clothing product	26.1	27.3
Total gross margin	42.2	42.5
Advertising expense	5.0	5.4
Selling, general and administrative expenses	30.7	33.1
Operating income	6.5	4.0
Interest income	0.0	0.0
Interest expense	(2.7)	(3.3)
(Loss) gain on extinguishment of debt, net	(1.6)	0.1
Earnings before income taxes	2.2	0.8
Provision for income taxes	0.5	0.6
Net earnings	1.7%	0.2%

(1)	Percentage line items may not sum to totals due to the effect of rounding.
(2)	Calculated as a percentage of related sales.

Net Sales

Total net sales increased $35.1 million, or 4.5%, to $818.0 million for the first quarter of 2018 as compared to the first quarter of 2017.

Total retail sales increased $29.5 million, or 4.1%, to $754.8 million for the first quarter of 2018 as compared to the first quarter of 2017 primarily due to a $30.0 million increase in retail clothing product sales and a $5.4 million increase in rental service revenues offset by a $5.9 million decrease in alteration and other services revenues primarily reflecting the impact of our divestiture of MW Cleaners.  The increase in total retail sales is further described below:

(in millions)	Amount Attributed to
$13.2	3.2% increase in comparable sales at Men's Wearhouse.
1.8	1.2% increase in comparable sales at Jos. A. Bank.
(1.4)	1.7% decrease in comparable sales at K&G.
0.8	1.8% increase in comparable sales at Moores(1).
20.7	Increase in non-comparable sales (primarily due to calendar shift of 53rd week).
1.9	Increase in net sales resulting from change in U.S./Canadian dollar exchange rate.
(7.5)	Other (primarily resulting from divestiture of MW Cleaners).
$29.5	Increase in total retail sales.

(1)	Comparable sales percentages for Moores are calculated using Canadian dollars.

Comparable sales is defined as net sales from stores open at least twelve months at period end, excluding stores where the square footage has changed by more than 25% within the past year, and includes e-commerce sales. Due to the 53-week to 52-week calendar shift, comparable sales for the first quarter of 2018 are compared with the 13-week period ended May 6, 2017.  We operate our business using an omni-channel approach and do not differentiate e-commerce sales from our other channels.

The increase in comparable sales at Men's Wearhouse resulted primarily from an increase in transactions for clothing, partially offset by a decrease in units per transaction, while average unit retail (net selling prices) was flat. Although total rental service revenues increased in the first quarter of 2018 due to the Easter holiday shift resulting in an earlier prom season, rental service comparable sales at Men’s Wearhouse decreased 3.9% primarily reflecting a continued shift to purchase suits for special occasions. The increase at Jos. A. Bank resulted primarily from an increase in transactions and units per transaction that more than offset a decrease in average unit retail. The decrease at K&G resulted primarily from lower transactions and a decrease in average unit retail partially offset by an increase in units per transaction. The increase at Moores resulted primarily from increases in both transactions and units per transaction that more than offset a decrease in average unit retail.

Total corporate apparel clothing product sales increased $5.5 million for the first quarter of 2018 as compared to the first quarter of 2017 primarily due to the impact of a stronger British pound this year compared to last year of approximately $5.3 million.

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

Our total gross margin increased $12.8 million, or 3.8%, to $345.2 million in the first quarter of 2018 as compared to the first quarter of 2017 primarily as a result of higher retail net sales.  Total retail segment gross margin increased $12.1 million in the first quarter of 2018 compared to same period last year primarily due to the increase in sales.

For the retail segment, total gross margin as a percentage of related sales decreased slightly to 43.6% in the first quarter of 2018 from 43.7% in the first quarter of 2017.  The decrease in retail segment gross margin was primarily due to increased promotional activities, mostly offset by lower occupancy costs as a percent of sales.

Occupancy costs, which includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, decreased $4.1 million primarily due to the closure of our tuxedo shops within Macy’s in 2017 and the impact of our divestiture of MW Cleaners. Occupancy costs as a percentage of retail sales decreased to 13.4% in the first quarter of 2018 as compared to 14.5% in the first quarter of 2017.

Corporate apparel gross margin increased $0.7 million, or 4.5%, to $16.5 million for the first quarter of 2018 compared to the first quarter of 2017.  For the corporate apparel segment, total gross margin as a percentage of related sales decreased to 26.1% in the first quarter of 2018 from 27.3% in the first quarter of 2017 primarily due to deleveraging of procurement and distribution costs at our United Kingdom (“UK”) operations.

Advertising Expense

Advertising expense decreased to $41.2 million in the first quarter of 2018 from $42.3 million in the first quarter of 2017, a decrease of $1.0 million, or 2.4%.  As a percentage of total net sales, advertising expense decreased to 5.0% in the first quarter of 2018 from 5.4% in the first quarter of 2017.

Selling, General and Administrative Expenses

SG&A expenses decreased to $251.1 million in the first quarter of 2018 from $259.2 million in the first quarter of 2017, a decrease of $8.1 million, or 3.1%.  As a percentage of total net sales, these expenses decreased to 30.7% in the first quarter of 2018 from 33.1% in the first quarter of 2017.  The components of this 2.4% net decrease in SG&A expenses as a percentage of total net sales and the related dollar changes were as follows:

%	in millions	Attributed to
1.5	$(12.2)

Decrease in restructuring and other items as a percentage of sales to 0.5% in the first quarter of 2018 from 2.0% in the first quarter of 2017.  In the first quarter of 2018, these costs totaled $3.6 million related to a loss on divestiture of our MW Cleaners business.  For the first quarter of 2017, these costs totaled $15.8 million related to costs to terminate the Macy's agreement.

0.9	(2.8)	Store salaries decreased $2.8 million primarily due to store closures and decreased as a percentage of sales to 12.6% in the first quarter of 2018 from 13.5% in the first quarter of 2017.
—	6.9

Other SG&A expenses as a percentage of sales was 17.7% in both the first quarters of 2018 and 2017.  Other SG&A expenses increased $6.9 million primarily due to higher employee-related benefit costs as well as increased incentive compensation expense.

2.4	$(8.1)	Total

In the retail segment, SG&A expenses as a percentage of related net sales decreased to 25.1% in the first quarter of 2018 from 27.8% in the first quarter of 2017.  SG&A expenses decreased $12.2 million primarily due to anniversarying last year’s costs to terminate the Macy’s agreement.

In the corporate apparel segment, SG&A expenses as a percentage of related net sales decreased to 22.9% in the first quarter of 2018 from 23.2% in the first quarter of 2017 primarily due to leverage on higher sales.  Corporate apparel segment SG&A expenses increased $1.1 million.

Shared service expenses represent costs not specifically related to the operations of our business segments and are included in SG&A.  Shared service SG&A expenses as a percentage of total net sales increased to 5.8% in the first quarter of 2018 from 5.7% in the first quarter of 2017. Shared service SG&A expenses increased $3.0 million primarily due to higher employee-related benefit costs and increased incentive compensation expense.

Net (Loss) Gain on Extinguishment of Debt

Net loss on extinguishment of debt was $12.7 million in the first quarter of 2018 compared to a net gain on extinguishment of debt of $0.7 million in the first quarter of 2017.  The $13.4 million change was primarily driven by the elimination of unamortized deferred financing costs and original issue discount (“OID”) related to the refinancing of our Term Loan totaling $11.9 million during the first quarter of 2018.

Provision for Income Tax

In December 2017, the U.S. enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Reform Act”). The changes included in the Tax Reform Act are broad and complex, including, but not limited to reducing the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018.  Our federal income tax expense for fiscal 2018 is based on the new rate.

Our effective income tax rate decreased to 24.0% for the first quarter of 2018 from 70.2% for the first quarter of 2017.  Our effective income tax rate for the first quarter of 2018 is lower than the effective income tax rate for the first quarter of 2017 primarily from enactment of the Tax Reform Act and anniversarying last year’s $2.2 million of tax deficiencies related to the vesting of stock-based awards recorded in the first quarter of 2017 resulting from the adoption of new accounting guidance related to stock-based compensation.

For the first quarter of 2018, the statutory tax rates in U.S., Canada, UK and Hong Kong were approximately 21%, 26%, 19% and 16.5% respectively. In addition, we recorded a Canadian withholding tax of 5% based on the removal of the permanent reinvestment representation in the fourth quarter of 2017.  For the first quarter of 2017, the statutory tax rates in U.S., Canada, UK and Hong Kong were approximately 35%, 26%, 20% and 16.5% respectively.  For the first quarters of 2018 and 2017, tax expense for our operations in foreign jurisdictions totaled $2.0 million and $1.7 million, respectively.

Our income tax expense and effective income tax rate in future periods may be impacted by many factors, including finalization of provisional items with respect to the Tax Reform Act, and our geographic mix of earnings and changes in tax laws.  Currently, we expect our effective tax rate in future periods to be close to the statutory U.S. combined federal and state tax rate, or approximately 25%.

In addition, if our financial results in fiscal 2018 generate a loss or certain deferred tax liabilities decrease, we may need to establish a valuation allowance on our U.S. deferred tax assets, which could have a material impact on our financial condition and results of operations. Lastly, we are currently undergoing several audits, however, we currently do not believe these audits will result in any material charge to tax expense in the future.

Net Earnings

Net earnings were $13.9 million for the first quarter of 2018 compared with net earnings of $1.8 million for the first quarter of 2017.

Liquidity and Capital Resources

Our primary sources of working capital are cash flows from operations and available borrowings under our revolving credit agreement, as described below.  The following table provides details on our cash and cash equivalents and working capital position as of May 5, 2018, April 29, 2017 and February 3, 2018 (in thousands)

	May 5,	April 29,	February 3,
	2018	2017	2018
Cash and cash equivalents	$93,166	$66,580	$103,607
Working capital	$540,153	$712,377	$669,809

In 2014, The Men's Wearhouse entered into a term loan credit agreement that provided for a senior secured term loan in the aggregate principal amount of $1.1 billion (the "Original Term Loan") and a $500.0 million asset-based revolving credit agreement (the "ABL Facility", and together with the Original Term Loan, the "Credit Facilities") with certain of our U.S. subsidiaries and Moores the Suit People Inc., one of our Canadian subsidiaries, as co-borrowers. Proceeds from the Original Term Loan were reduced by an $11.0 million OID, which was presented as a reduction of the outstanding balance on the Original Term Loan on the balance sheet and amortized to interest expense over the contractual life of the Original Term Loan. In addition, in 2014, The Men's Wearhouse issued $600.0 million in aggregate principal amount of 7.00% Senior Notes due 2022 (the "Senior Notes").

In October 2017, The Men’s Wearhouse amended the ABL Facility in part to increase the principal amount available to $550.0 million and extend the maturity date to October 2022.  In April 2018, The Men’s Wearhouse refinanced its Original Term Loan.  See Credit Facilities section below for additional information.

The Credit Facilities and the Senior Notes contain customary non-financial and financial covenants, including fixed charge coverage ratios, total leverage ratios and secured leverage ratios.  Should our total leverage ratio and secured leverage ratio exceed certain thresholds specified in the agreements, we would be subject to certain additional restrictions, including limitations on our ability to make significant acquisitions and incur additional indebtedness. As of May 5, 2018, our total leverage ratio and secured leverage ratio are below these thresholds and we believe these ratios will remain below the thresholds specified in the agreements for the foreseeable future, which results in the elimination of these additional restrictions. In addition, as a result of the refinancing of our Original Term Loan and amending of our ABL Facility, our ability to pay dividends on our common stock has increased from a maximum of $10.0 million per quarter to a maximum of $15.0 million per quarter.

Credit Facilities

In April 2018, we refinanced our Original Term Loan.  Immediately prior to the refinancing, the Original Term Loan consisted of $593.4 million in aggregate principal amount with an interest rate of LIBOR plus 3.50% (with a floor of 1.0%) and $400.0 million in aggregate principal amount with a fixed rate of 5.0% per annum.  Upon entering into the refinancing, we made a prepayment of $93.4 million on the Original Term Loan using cash on hand.

As a result, we refinanced $900.0 million in aggregate principal amount of term loans then outstanding with a new Term Loan totaling $900.0 million (the “New Term Loan”).  Additionally, we may continue to request additional term loans or incremental equivalent debt borrowings, all of which are uncommitted, in an aggregate amount up to the greater of (1) $250.0 million and (2) an aggregate principal amount such that, on a pro forma basis (giving effect to such borrowings), our senior secured leverage ratio will not exceed 2.5 to 1.0.

The New Term Loan will bear interest at a rate per annum equal to an applicable margin plus, at the Company’s option, either LIBOR (with a floor of 1.0%) or the base rate (with a floor of 2.0%).  The margins for borrowings under the New Term Loan are 3.50% for LIBOR and 2.50% for the base rate.  The New Term Loan will amortize in an annual amount equal to 1.0% of the principal amount of the New Term Loan, payable quarterly commencing on May 1, 2018.  Proceeds from the New Term Loan were reduced by a $4.5 million OID, which is presented as a reduction of the outstanding balance on the New Term Loan on the balance sheet and will be amortized to interest expense over the contractual life of the New Term Loan.

The New Term Loan extends the maturity date of the Original Term Loan from June 18, 2021 until April 9, 2025, subject to a springing maturity provision that would accelerate the maturity of the New Term Loan to April 1, 2022 if any of the Company’s obligations under its Senior Notes remain outstanding on April 1, 2022.

The interest rate on the New Term Loan is based on 1-month LIBOR, which was 1.93% at May 5, 2018, plus the applicable margin of 3.50%, resulting in a total interest rate of 5.43%.  We have two interest rate swap agreements where the variable rates due under the New Term Loan have been exchanged for a fixed rate.  At May 5, 2018, the total notional amount under these interest rate swaps is $400.0 million.  Please see Note 15 for additional information on our interest rate swaps.

As a result of our interest rate swaps, approximately 45% of the variable interest rate under the New Term Loan has been converted to a fixed rate.  As of May 5, 2018, the New Term Loan had a weighted average interest rate of 5.45%.

In October 2017, we amended our ABL Facility, which now provides for a senior secured revolving credit facility of $550.0 million, with possible future increases to $650.0 million under an expansion feature, that matures in October 2022, and is guaranteed, jointly and severally, by Tailored Brands, Inc. and certain of our U.S. subsidiaries. The ABL Facility has several borrowing and interest rate options including the following indices:  (i) adjusted LIBOR, (ii) Canadian Dollar Offered Rate ("CDOR") rate, (iii) Canadian prime rate or (iv) an alternate base rate (equal to the greater of the prime rate, the New York Federal Reserve Bank (“NYFRB”) rate plus 0.5% or adjusted LIBOR for a one-month interest period plus 1.0%). Advances under the ABL Facility bear interest at a rate per annum using the applicable indices plus a varying interest rate margin of up to 1.75%.  The ABL Facility also provides for fees applicable to amounts available to be drawn under outstanding letters of credit which range from 1.25% to 1.75%, and a fee on unused commitments of 0.25%.  As of May 5, 2018, there were no borrowings outstanding under the ABL Facility.

We utilize letters of credit primarily as collateral for workers compensation claims and to secure inventory purchases.  At May 5, 2018, letters of credit totaling approximately $35.7 million were issued and outstanding. Borrowings available under the ABL Facility as of May 5, 2018 were $490.2 million.

The obligations under the Credit Facilities are secured on a senior basis by a first priority lien on substantially all of the assets of the Company, The Men’s Wearhouse and its U.S. subsidiaries and, in the case of the ABL Facility, Moores The Suit People Inc. The Credit Facilities and the related guarantees and security interests granted thereunder are senior secured obligations of, and will rank equally with all present and future senior indebtedness of the Company, the co-borrowers and the respective guarantors.

The Senior Notes are guaranteed, jointly and severally, on an unsecured basis by Tailored Brands, Inc. and certain of our U.S. subsidiaries. The Senior Notes will mature in July 2022.  Interest on the Senior Notes is payable in January and July of each year.

Cash Flow Activities

Operating activities — Net cash provided by operating activities was $120.2 million and $33.4 million for the first three months of 2018 and 2017, respectively.  The $86.9 million increase was driven by favorable fluctuations related to accounts payable primarily due to timing of vendor payments for inventory, higher net earnings compared to last year and an expected reduction in inventory purchases.

Investing activities — Net cash provided by investing activities was $6.8 million for the first three months of 2018 compared to net cash used in investing activities of $18.2 million for the first three months of 2017.  The net change of $25.0 million was primarily driven by $17.7 million of proceeds from the divestiture of MW Cleaners.

Financing activities — Net cash used in financing activities was $135.0 million and $18.6 million for the first three months of 2018 and 2017, respectively.  The $116.3 million increase primarily reflects the impact of additional debt repayments this year compared to last year.

Share repurchase program — In March 2013, the Board of Directors (the "Board") approved a share repurchase program for our common stock.  At May 5, 2018, the remaining balance available under the Board's authorization was $48.0 million.  During the first three months of 2018 and 2017, no shares were repurchased in open market transactions under the Board's authorization.

Dividends — Cash dividends paid were $9.6 million and $9.1 million for the first three months of 2018 and 2017, respectively.  During each of the quarters ended May 5, 2018 and April 29, 2017, we declared quarterly dividends of $0.18 per share.

Future Sources and Uses of Cash

Our primary uses of cash are to finance working capital requirements of our operations and to repay our indebtedness.  In addition, we will use cash to fund capital expenditures, income taxes, dividend payments, operating leases and various other commitments and obligations, as they arise.

During the first three months of 2018, we borrowed and repaid amounts under our ABL Facility with the maximum borrowing outstanding at any point in time totaling $1.5 million.

Capital expenditures are anticipated to be approximately $100.0 million for 2018.  This amount includes the anticipated costs to open approximately six Men's Wearhouse stores and to relocate approximately six stores across our retail brands.  The balance of the capital expenditures for 2018 will be used for store refreshes and other enhancements of our store fleet, investments in computer equipment and systems, distribution facilities improvements, and investment in other corporate assets.

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

Contractual Obligations

Other than the repayment of debt discussed in Note 5 to the condensed consolidated financial statements, there have been no material changes to our contractual obligations as discussed in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires the appropriate application of accounting policies in accordance with generally accepted accounting principles.  In many instances, this also requires management to make estimates and assumptions about future events that affect the amounts and disclosures included in our financial statements.  We base our estimates on historical experience and various assumptions that we believe are reasonable under our current business model.  However, because future events and conditions and their effects cannot be determined with certainty, actual results will differ from our estimates and such differences could be material to our financial statements.  There have been no significant changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018 except as discussed below.

Loyalty Program Accounting

Effective February 4, 2018, we adopted ASC 606, Revenue from Contracts with Customers and all related amendments (“ASC 606”). As a result, we no longer use the incremental cost method approach but will record our obligation for future point redemptions using a deferred revenue model.

We maintain a customer loyalty program for our Men’s Wearhouse, Men’s Wearhouse and Tux, Jos. A. Bank and Moores brands in which customers receive points for purchases. Points are generally equivalent to dollars spent on a one‑to‑one basis, excluding any sales tax dollars, and do not expire. Upon reaching 500 points, customers are issued a $50 rewards certificate which they may redeem for purchases at our stores or online. Generally, reward certificates earned must be redeemed no later than six months from the date of issuance.

When loyalty program members earn points, we recognize a portion of the transaction as revenue for merchandise product sales or services and defer a portion of the transaction representing the value of the related points. The value of the points is recorded in deferred revenue on our condensed consolidated balance sheet and recognized into revenue when the points are converted into a rewards certificate and the certificate is used.

We account for points earned and certificates issued that will never be redeemed by loyalty members, which we refer to as breakage. We review our breakage estimates at least annually based upon the latest available information regarding redemption and expiration patterns.

Our estimate of the expected expiration of points and certificates requires significant management judgment. Current and future changes to our assumptions or to loyalty program rules may result in material changes to the deferred revenue balance as well as recognized revenues from the loyalty program.  For example, during fiscal 2018, we plan to test potential changes to our loyalty program in order to improve the effectiveness of the program.

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

As discussed in Note 5 and Note 15 of the Notes to the Condensed Consolidated Financial Statements, we have undertaken steps to mitigate our exposure to changes in interest rates on our indebtedness.  As of May 5, 2018, 62% of our total debt was at a fixed rate with the remainder at a variable rate.  At May 5, 2018, the effect of one percentage point change in interest rates would result in an approximate $5.0 million change in annual interest expense on our Term Loan.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the fiscal first quarter ended May 5, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 17 of the Notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

ITEM 6 — EXHIBITS

Exhibits filed with this quarterly report on Form 10-Q are incorporated herein by reference as set forth in the Index to Exhibits on page 45.

EXHIBIT INDEX

Exhibit Number		Exhibit Index

10.1	—

Amendment No. 2 to Term Loan, dated as of April 9, 2018, by and among The Men’s Wearhouse, Inc., the Administrative Agent and the Term Lenders (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 9, 2018).

10.2	—

Form of Performance Unit Award Agreement (April 2018), for executive officers, under the Tailored Brands, Inc. 2016 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 11, 2018).

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

The following financial information from Tailored Brands, Inc.’s Quarterly Report on Form 10‑Q for the three months ended May 5, 2018 formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

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

Dated: June 14, 2018	TAILORED BRANDS, INC.

	By	/s/ JACK P. CALANDRA
Jack P. Calandra
Executive Vice President, Chief Financial Officer and Treasurer