Form 10-Q
period 2018-08-04
TAILORED BRANDS INC
filed 2018-09-13
CIK 884217

not

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2018 or

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒. No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of common stock of the Registrant, par value $.01 per share, outstanding at August 31, 2018 was 49,913,573.

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

Any forward‑looking statements that we make herein and in future reports are not guarantees of future performance, and actual results may differ materially from those in such forward‑looking statements as a result of various factors. Factors that might cause or contribute to such differences include, but are not limited to: actions or inactions by governmental entities; domestic and international macro‑economic conditions; inflation or deflation; the loss of, or changes in, key personnel; success, or lack thereof, in formulating or executing our internal strategies and operating plans including new store and new market expansion plans; cost reduction initiatives and revenue enhancement strategies; changes in demand for clothing or rental product; market trends in the retail business; customer confidence and spending patterns; changes in traffic trends in our stores; customer acceptance of our merchandise strategies, including custom clothing; performance issues with key suppliers; disruptions in our supply chain; severe weather; foreign currency fluctuations; government export and import policies, including the enactment of duties or tariffs; advertising or marketing activities of competitors; the impact of cybersecurity threats or data breaches and legal proceedings.

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

PART I – FINANCIAL INFORMATION

ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	August 4,	July 29,	February 3,
	2018	2017	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$68,215	$112,741	$103,607
Accounts receivable, net	65,099	71,900	79,783
Inventories	786,510	944,783	851,931
Other current assets	87,491	55,432	78,252
Total current assets	1,007,315	1,184,856	1,113,573
PROPERTY AND EQUIPMENT, net	427,107	459,530	460,674
RENTAL PRODUCT, net	111,345	139,397	123,730
GOODWILL	103,686	119,880	120,292
INTANGIBLE ASSETS, net	165,881	170,113	168,987
OTHER ASSETS	13,497	5,948	12,699
TOTAL ASSETS	$1,828,831	$2,079,724	$1,999,955
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$145,981	$140,156	$145,106
Accrued expenses and other current liabilities	313,319	276,616	285,537
Income taxes payable	6,659	6,310	6,121
Current portion of long-term debt	9,000	8,750	7,000
Total current liabilities	474,959	431,832	443,764
LONG-TERM DEBT, net	1,207,377	1,532,255	1,389,808
DEFERRED TAXES, net AND OTHER LIABILITIES	146,484	162,313	164,191
Total liabilities	1,828,820	2,126,400	1,997,763
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIT):
Preferred stock	—	—	—
Common stock	498	491	492
Capital in excess of par	498,670	478,174	491,648
Accumulated deficit	(470,377)	(497,160)	(479,166)
Accumulated other comprehensive loss	(28,780)	(28,181)	(10,782)
Total shareholders' equity (deficit)	11	(46,676)	2,192
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$1,828,831	$2,079,724	$1,999,955

See Notes to Condensed Consolidated Financial Statements.

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Net sales:
Retail clothing product	$605,788	$594,994	$1,219,432	$1,178,579
Rental services	125,095	151,978	225,322	246,798
Alteration and other services	37,031	46,026	78,003	92,926
Total retail sales	767,914	792,998	1,522,757	1,518,303
Corporate apparel clothing product	55,516	57,760	118,637	115,361
Total net sales	823,430	850,758	1,641,394	1,633,664
Cost of sales:
Retail clothing product	259,025	248,630	535,245	501,509
Rental services	19,366	23,957	34,023	40,125
Alteration and other services	33,749	35,076	67,927	69,548
Occupancy costs	101,772	103,326	202,791	208,415
Total retail cost of sales	413,912	410,989	839,986	819,597
Corporate apparel clothing product	40,616	43,073	87,282	84,931
Total cost of sales	454,528	454,062	927,268	904,528
Gross margin:
Retail clothing product	346,763	346,364	684,187	677,070
Rental services	105,729	128,021	191,299	206,673
Alteration and other services	3,282	10,950	10,076	23,378
Occupancy costs	(101,772)	(103,326)	(202,791)	(208,415)
Total retail gross margin	354,002	382,009	682,771	698,706
Corporate apparel clothing product	14,900	14,687	31,355	30,430
Total gross margin	368,902	396,696	714,126	729,136
Advertising expense	38,661	39,888	79,894	82,140
Selling, general and administrative expenses	242,255	248,343	493,349	507,529
Operating income	87,986	108,465	140,883	139,467
Interest income	122	98	207	165
Interest expense	(20,864)	(25,167)	(42,845)	(50,788)
(Loss) gain on extinguishment of debt, net	(8,122)	3,281	(20,833)	3,996
Earnings before income taxes	59,122	86,677	77,412	92,840
Provision for income taxes	9,884	28,206	14,265	32,530
Net earnings	$49,238	$58,471	$63,147	$60,310
Net earnings per common share:
Basic	$0.99	$1.19	$1.27	$1.23
Diluted	$0.97	$1.19	$1.24	$1.23
Weighted-average common shares outstanding:
Basic	49,840	49,107	49,649	48,958
Diluted	50,851	49,172	50,785	49,162
Cash dividends declared per common share	$0.18	$0.18	$0.36	$0.36

See Notes to Condensed Consolidated Financial Statements.

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017

Net earnings	$49,238	$58,471	$63,147	$60,310
Currency translation adjustments	(7,824)	14,773	(21,967)	16,114
Unrealized gain (loss) on cash flow hedges, net of tax	1,169	(746)	3,969	(4,212)
Comprehensive income	$42,583	$72,498	$45,149	$72,212

See Notes to Condensed Consolidated Financial Statements.

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended
	August 4, 2018	July 29, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$63,147	$60,310
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	52,719	53,407
Rental product amortization	19,755	21,205
Loss (gain) on extinguishment of debt, net	20,833	(3,996)
Amortization of deferred financing costs and discount on long-term debt	2,228	3,661
Loss on disposition of assets	7,768	1,381
Asset impairment charges	269	2,867
Share-based compensation	9,416	8,095
Deferred tax benefit	(2,240)	(242)
Deferred rent expense and other	247	309
Changes in operating assets and liabilities:
Accounts receivable	10,461	(4,832)
Inventories	42,186	15,701
Rental product	(12,102)	(8,521)
Other assets	(9,372)	16,112
Accounts payable, accrued expenses and other current liabilities	(3,497)	(28,444)
Income taxes payable	697	4,964
Other liabilities	(4,524)	(1,448)
Net cash provided by operating activities	197,991	140,529
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(24,645)	(33,973)
Proceeds from divestiture of business	17,755	—
Acquisition of business, net of cash	—	(457)
Proceeds from sales of property and equipment	—	2,157
Net cash used in investing activities	(6,890)	(32,273)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on original term loan	(993,420)	(8,129)
Proceeds from new term loan	895,500	—
Payments on new term loan	(4,500)	—
Proceeds from asset-based revolving credit facility	199,500	181,550
Payments on asset-based revolving credit facility	(95,000)	(181,550)
Repurchase and retirement of senior notes	(199,365)	(45,167)
Deferred financing costs	(5,644)	—
Cash dividends paid	(18,744)	(18,033)
Proceeds from issuance of common stock	4,113	927
Tax payments related to vested deferred stock units	(6,501)	(1,644)
Net cash used in financing activities	(224,061)	(72,046)
Effect of exchange rate changes	(2,432)	5,642
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(35,392)	41,852
Balance at beginning of period	103,607	70,889
Balance at end of period	$68,215	$112,741

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

In August 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 amends the existing hedge accounting model in order to enable entities to better portray the economics of their risk management activities in their financial statements. ASU 2017-12 is effective for public companies for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years.  The guidance must be applied on a modified retrospective basis, while presentation and disclosure requirements set forth under ASU 2017-12 are required prospectively in all interim periods and fiscal years ending after the date of adoption.  Early adoption of ASU 2017-12 is permitted.  We do not expect the adoption of ASU 2017-12 to have a material impact on our financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases.  ASU 2016-02 increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  The main difference between previous U.S. GAAP and ASU 2016-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. ASU 2016-02 is effective for public companies for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption of ASU 2016-02 is permitted.  The guidance is required to be adopted using the modified retrospective approach, which provides an entity the option to apply the guidance at the beginning of the earliest comparative period presented, or at the beginning of the period in which it is adopted.  We have completed our review of the guidance and have made progress in our assessment phase including finalizing the practical expedient and accounting policy elections we will make upon adoption. While we are still evaluating the impact ASU 2016-02 will have on our consolidated financial statements and related disclosures, we expect that it will result in a significant increase in our long-term assets and liabilities given we have a considerable number of operating leases.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.  Divestiture of MW Cleaners

On February 28, 2018, we entered into a definitive agreement to divest our MW Cleaners business for approximately $18.0 million, subject to certain adjustments, and the transaction closed on March 3, 2018.  During the first quarter of 2018, we received cash proceeds of $17.7 million and recorded a loss on the divestiture totaling $3.6 million, which is included within selling, general and administrative expenses (“SG&A”) in the condensed consolidated statement of earnings, and relates to our retail segment.  During the second quarter of 2018, we recorded a $0.2 million unfavorable final working capital adjustment, which is included in SG&A in the condensed consolidated statement of earnings, and relates to our retail segment.  For the six months ended August 4, 2018, the total loss on the divestiture of the MW Cleaners business totaled $3.8 million.

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

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.  Earnings Per Share

Basic earnings per common share is computed by dividing net earnings by the weighted-average common shares outstanding during the period.  Diluted earnings per common share is calculated using the treasury stock method.  Basic and diluted earnings per common share are computed using the actual net earnings and the actual weighted-average common shares outstanding rather than the rounded numbers presented within our condensed consolidated statement of earnings and the accompanying notes.  As a result, it may not be possible to recalculate earnings per common share in our condensed consolidated statement of earnings and the accompanying notes. The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017
Numerator
Net earnings	$49,238	$58,471	$63,147	$60,310
Denominator
Basic weighted-average common shares outstanding	49,840	49,107	49,649	48,958
Dilutive effect of share-based awards	1,011	65	1,136	204
Diluted weighted-average common shares outstanding	50,851	49,172	50,785	49,162
Net earnings per common share:
Basic	$0.99	$1.19	$1.27	$1.23
Diluted	$0.97	$1.19	$1.24	$1.23

For the three and six months ended August 4, 2018,  0.7 million and 0.5 million anti-dilutive shares of common stock were excluded from the calculation of diluted earnings per common share, respectively.  For the three and six months ended July 29, 2017,  2.5 million and 2.0 million anti-dilutive shares of common stock were excluded from the calculation of diluted earnings per common share, respectively

5.  Debt

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

The Credit Facilities and the Senior Notes contain customary non-financial and financial covenants, including fixed charge coverage ratios, total leverage ratios and secured leverage ratios.  Should our total leverage ratio and secured leverage ratio exceed certain thresholds specified in the agreements, we would be subject to certain additional restrictions, including limitations on our ability to make significant acquisitions and incur additional indebtedness. As of August 4, 2018, our total leverage ratio and secured leverage ratio are below these thresholds and we believe these ratios will remain below the thresholds specified in the agreements for the foreseeable future, which results in the elimination of these additional restrictions. In addition, as a result of the refinancing of our Original Term Loan and amending of our ABL Facility, our ability to pay dividends on our common stock has increased from a maximum of $10.0 million per quarter to a maximum of $15.0 million per quarter.

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

The interest rate on the New Term Loan is based on 1-month LIBOR, which was 2.08% at August 4, 2018, plus the applicable margin of 3.50%, resulting in a total interest rate of 5.58%.  We have two interest rate swap agreements where the variable rates due under the New Term Loan have been exchanged for a fixed rate, including a new interest rate swap entered into during June 2018.  At August 4, 2018, the total notional amount under these interest rate swaps is $715.0 million.  Please see Note 15 for additional information on our interest rate swaps.

As a result of our interest rate swaps, 80% of the variable interest rate under the New Term Loan has been converted to a fixed rate.  As of August 4, 2018, the New Term Loan had a weighted average interest rate of 5.90%.

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

In October 2017, we amended our ABL Facility, which now provides for a senior secured revolving credit facility of $550.0 million, with possible future increases to $650.0 million under an expansion feature, that matures in October 2022, and is guaranteed, jointly and severally, by Tailored Brands, Inc. and certain of our U.S. subsidiaries. The ABL Facility has several borrowing and interest rate options including the following indices:  (i) adjusted LIBOR, (ii) Canadian Dollar Offered Rate ("CDOR") rate, (iii) Canadian prime rate or (iv) an alternate base rate (equal to the greater of the prime rate, the New York Federal Reserve Bank (“NYFRB”) rate plus 0.5% or adjusted LIBOR for a one-month interest period plus 1.0%). Advances under the ABL Facility bear interest at a rate per annum using the applicable indices plus a varying interest rate margin of up to 1.75%.  The ABL Facility also provides for fees applicable to amounts available to be drawn under outstanding letters of credit which range from 1.25% to 1.75%, and a fee on unused commitments of 0.25%.  As of August 4, 2018, $104.5 million in borrowings were outstanding under the ABL Facility at a weighted average interest rate of approximately 3.8%. During the six months ended August 4, 2018, the maximum borrowing outstanding under the ABL Facility was $104.5 million.

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

We utilize letters of credit primarily as collateral for workers compensation claims and to secure inventory purchases.  At August 4, 2018, letters of credit totaling approximately $33.9 million were issued and outstanding. Borrowings available under the ABL Facility as of August 4, 2018 were $332.1 million.

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

During the second quarter of 2018, we completed a partial redemption of $175.0 million in face value of our Senior Notes.  The Senior Notes were redeemed at a redemption price equal to $1,035 per $1,000 principal amount, plus accrued and unpaid interest. As a result, we recorded a net loss on extinguishment totaling $8.1 million, which is included as a separate line in the condensed consolidated statement of earnings.  The net loss on extinguishment reflects a $6.1 million loss upon repurchase of the Senior Notes and the elimination of unamortized deferred financing costs totaling $2.0 million related to the Senior Notes.

For the six months ended August 4, 2018, as a result of the partial redemption of $175.0 million in face value of our Senior Notes as well as the repurchase and retirement of $17.6 million in face value of Senior Notes through open market transactions, we recorded a net loss on extinguishment totaling $8.9 million, which is included as a separate line in the condensed consolidated statement of earnings.  The net loss on extinguishment reflects a $6.7 million loss upon repurchase and the elimination of unamortized deferred financing costs totaling $2.2 million related to the Senior Notes.

Long-Term Debt

The following table provides details on our long-term debt as of August 4, 2018, July 29, 2017 and February 3, 2018 (in thousands):

	August 4,	July 29,	February 3,
	2018	2017	2018
Term Loan (net of unamortized OID of $4.3 million at August 4, 2018, $3.6 million at July 29, 2017, and $3.0 million at February 3, 2018)	$891,210	$1,035,030	$990,465
Senior Notes	228,607	525,000	421,209
ABL Facility	104,500	—	—
Less: Deferred financing costs related to the Term Loan and Senior Notes	(7,940)	(19,025)	(14,866)
Total long-term debt, net	1,216,377	1,541,005	1,396,808
Current portion of long-term debt	(9,000)	(8,750)	(7,000)
Total long-term debt, net of current portion	$1,207,377	$1,532,255	$1,389,808

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

The following table depicts the cumulative effect of the changes made to our February 3, 2018 balance sheet for the adoption of ASC 606 (in thousands):

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

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Revenues

The following table depicts the disaggregation of revenue by major source (in thousands):

	For the Three Months Ended		For the Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Net sales:
Men's tailored clothing product	$356,504	$341,182	$712,241	$673,812
Men's non-tailored clothing product	229,105	234,093	464,711	462,792
Women's clothing product	17,447	18,100	37,029	37,927
Other (1)	2,732	1,619	5,451	4,048
Total retail clothing product	605,788	594,994	1,219,432	1,178,579
Rental services	125,095	151,978	225,322	246,798
Alteration services	37,031	37,227	75,452	75,613
Retail dry cleaning services (2)	—	8,799	2,551	17,313
Total alteration and other services	37,031	46,026	78,003	92,926
Total retail sales	767,914	792,998	1,522,757	1,518,303
Corporate apparel clothing product	55,516	57,760	118,637	115,361
Total net sales	$823,430	$850,758	$1,641,394	$1,633,664

(1)

Other consists of franchise and licensing revenues and gift card breakage.  Franchise revenues are generally recognized at a point in time while licensing revenues consist primarily of minimum guaranteed royalty amounts recognized over an elapsed time period.

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

Loyalty Program

We maintain a customer loyalty program for our Men’s Wearhouse, Men’s Wearhouse and Tux, Jos. A. Bank and Moores brands in which customers receive points for purchases. Points are generally equivalent to dollars spent on a one‑to‑one basis, excluding any sales tax dollars, and do not expire. Upon reaching 500 points, customers are issued a $50 rewards certificate which they may redeem for purchases at our stores or online. Generally, reward certificates earned must be redeemed no later than six months from the date of issuance.  We believe our loyalty program represents a customer option that is a material right and, accordingly, is a performance obligation in the contract with our customer.  Therefore, we will record our obligation for future point redemptions using a deferred revenue model.  In prior years, we used an incremental cost approach where we accrued the estimated costs of the anticipated certificate redemptions when the certificates were issued and charged such costs to cost of sales.

When loyalty program members earn points, we recognize a portion of the transaction as revenue for merchandise product sales or services and defer a portion of the transaction representing the value of the related points. The value of the points

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Gift Card Breakage

Proceeds from the sale of gift cards are recorded as a liability and are recognized as net sales from products and services when the cards are redeemed.  Our gift cards do not have expiration dates.  In addition, we recognize revenue for gift cards for which the likelihood of redemption is deemed to be remote and for which there is no legal obligation to remit the value of such unredeemed gift cards to any relevant jurisdictions (commonly referred to as gift card breakage) under the redemption recognition method. This method records gift card breakage as revenue on a proportional basis over the redemption period based on our historical gift card breakage rate. We review our gift card breakage estimate based on our historical redemption patterns.  In prior years, we recognized income from breakage of gift cards as a reduction of SG&A when the likelihood of redemption of the gift card was remote.

Sales Returns

Revenue from merchandise product sales and services is reported net of sales returns, which includes an estimate of future returns based on historical return rates, with a corresponding reduction to cost of sales. Our refund liability for sales returns was $5.9 million at August 4, 2018, which is included in accrued and other current liabilities and represents the expected value of the refund that will be due to our customers.  We also have a corresponding asset included in other current assets that represents the right to recover products from customers associated with sales returns of $2.6 million at August 4, 2018.  In prior years, we recognized a provision for estimated sales returns on a net basis.

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

Contract Liabilities

The following table summarizes the opening and closing balances of our contract liabilities (in thousands):

	Balance at	Increase	Balance at
	February 3, 2018	(Decrease)	August 4, 2018
	As Adjusted
Contract liabilities	$141,552	$21,858	$163,410

Contract liabilities include cash payments received from customers in advance of our performance, including amounts which are refundable.  These liabilities primarily consist of customer deposits related to rental product or custom clothing transactions since we typically receive payment from our customers prior to our performance and deferred revenue related

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The amount of revenue recognized for the three and six months ended August 4, 2018 that was included in the opening contract liability balance was $62.4 million and $104.1 million, respectively.  This revenue primarily consists of recognition of deposits for completed transactions as well as redeemed certificates related to our loyalty program and gift card redemptions.

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

In accordance with ASC 606, the following tables reflect the impact on our fiscal 2018 condensed consolidated statement of earnings and balance sheet as if we had continued to apply accounting standards in effect last year (“Legacy GAAP”) (in thousands, except per share amounts):

Statement of Earnings
	For the Three Months Ended August 4, 2018
	As	Amounts Under	Effect of Change
	Reported	Legacy GAAP	Increase/(Decrease)
Net sales:
Total retail sales	$767,914	$762,538	$(5,376)
Corporate apparel clothing product	55,516	57,394	1,878
Costs and expenses:
Total retail cost of sales	413,912	413,640	(272)
Total corporate apparel clothing product cost of sales	40,616	42,054	1,438
Selling, general and administrative expenses	242,255	241,847	(408)
Provision for income taxes	9,884	9,172	(712)
Net earnings	49,238	45,694	(3,544)
Diluted net earnings per common share	$0.97	$0.90	$(0.07)

	For the Six Months Ended August 4, 2018
	As	Amounts Under	Effect of Change
	Reported	Legacy GAAP	Increase/(Decrease)
Net sales:
Total retail sales	$1,522,757	$1,520,626	$(2,131)
Corporate apparel clothing product	118,637	123,896	5,259
Costs and expenses:
Total retail cost of sales	839,986	839,966	(20)
Total corporate apparel clothing product cost of sales	87,282	91,529	4,247
Selling, general and administrative expenses	493,349	492,604	(745)
Provision for income taxes	14,265	14,200	(65)
Net earnings	63,147	62,858	(289)
Diluted net earnings per common share	$1.24	$1.24	$—

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Balance Sheet	August 4, 2018
	As	Amounts Under	Effect of Change
	Reported	Legacy GAAP	Increase/(Decrease)
Assets:
Accounts receivable, net	$65,099	$67,978	$2,879
Inventories	786,510	799,258	12,748
Other current assets	87,491	84,904	(2,587)
Liabilities:
Accrued expenses and other current liabilities	313,319	262,711	(50,608)
Deferred taxes, net and other liabilities	146,484	134,517	(11,967)
Equity:
Accumulated deficit	$(470,377)	$(434,842)	$35,535

7.  Supplemental Cash Flows

Supplemental disclosure of cash flow information is as follows (in thousands):

	For the Six Months Ended
	August 4,	July 29,
	2018	2017

Cash paid for interest	$41,481	$51,052
Cash paid for income taxes, net	$15,664	$14,591

We had unpaid capital expenditure purchases included in accounts payable and accrued expenses and other current liabilities of approximately $6.3 million and $6.9 million at August 4, 2018 and July 29, 2017, respectively.  Capital expenditure purchases are recorded as cash outflows from investing activities in the condensed consolidated statement of cash flows in the period they are paid.

8.  Inventories

The following table provides details on our inventories as of August 4, 2018, July 29, 2017 and February 3, 2018 (in thousands):

	August 4,	July 29,	February 3,
	2018	2017	2018
Finished goods	$675,405	$841,101	$739,668
Raw materials and merchandise components	111,105	103,682	112,263
Total inventories	$786,510	$944,783	$851,931

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

Our effective income tax rate decreased to 16.7% for the second quarter of 2018 from 32.5% for the second quarter of 2017 primarily from enactment of the Tax Reform Act as well as the release of $3.1 million of state valuation allowances.

Our effective income tax rate decreased to 18.4% for the first six months of 2018 from 35.0% for the first six months of 2017 primarily from enactment of the Tax Reform Act, the release of $3.1 million of state valuation allowances and anniversarying last year’s $2.2 million of tax deficiencies related to the vesting of stock-based awards recorded in the first six months of 2017 resulting from the adoption of new accounting guidance related to stock-based compensation.

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

At the end of fiscal 2017, we recorded a provisional discrete net tax benefit of $0.3 million related to the Tax Reform Act as well as a provisional estimate of incremental withholding liabilities on our investment in foreign earnings totaling $17.3 million as we no longer intend to permanently reinvest our foreign earnings from Canada.

During the first six months of 2018, there have been no material updates to these provisional amounts. While we have made a reasonable estimate of the impact of the Tax Reform Act, we are continuing to finalize the consequences of tax reform, including analyzing additional information related to the Tax Reform Act as supplemental legislation, regulatory guidance, or evolving technical interpretations become available.  We expect that our transition tax and the temporary differences that existed on the date of enactment will be presumed final once our federal return is filed.

Additionally, we are currently undergoing several audits; however, we currently do not believe these audits will result in any material charge to tax expense in the future.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.  Other Current Assets, Accrued Expenses and Other Current Liabilities and Deferred Taxes, net and Other Liabilities

The following table provides details on our other current assets as of August 4, 2018, July 29, 2017 and February 3, 2018 (in thousands):

	August 4,	July 29,	February 3,
	2018	2017	2018
Prepaid expenses	$57,197	$45,718	$47,545
Tax receivable	17,401	2,428	20,368
Other	12,893	7,286	10,339
Total other current assets	$87,491	$55,432	$78,252

The following table provides details on our accrued expenses and other current liabilities as of August 4, 2018, July 29, 2017 and February 3, 2018 (in thousands):

	August 4,	July 29,	February 3,
	2018	2017	2018
Accrued salary, bonus, sabbatical, vacation and other benefits	$69,839	$61,431	$84,767
Customer deposits, prepayments and refunds payable	66,261	54,043	59,633
Loyalty program liabilities	63,295	9,226	9,106
Unredeemed gift cards	28,152	36,245	39,609
Accrued workers compensation and medical costs	26,146	27,009	25,244
Sales, value added, payroll, property and other taxes payable	24,197	33,472	29,409
Accrued dividends	10,918	10,456	11,128
Accrued interest	2,379	12,477	3,281
Accrued royalties	1,398	4,515	5,032
Lease termination and other store closure costs	132	3,135	427
Other	20,602	24,607	17,901
Total accrued expenses and other current liabilities	$313,319	$276,616	$285,537

The increase in loyalty program liabilities and the decrease in unredeemed gift cards is primarily driven by the adoption of ASC 606, effective February 4, 2018.  Please see Note 6 for additional information.

The following table provides details on our deferred taxes, net and other liabilities as of August 4, 2018, July 29, 2017 and February 3, 2018 (in thousands):

	August 4,	July 29,	February 3,
	2018	2017	2018
Deferred and other income tax liabilities, net	$80,413	$90,957	$95,314
Deferred rent and landlord incentives	58,801	60,467	60,136
Unfavorable lease liabilities	2,357	3,760	2,910
Other	4,913	7,129	5,831
Total deferred taxes, net and other liabilities	$146,484	$162,313	$164,191

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.  Accumulated Other Comprehensive (Loss) Income

The following table summarizes the components of accumulated other comprehensive (loss) income for the six months ended August 4, 2018 (in thousands and net of tax):

	Foreign
	Currency	Cash Flow	Pension
	Translation	Hedges	Plan	Total
BALANCE— February 3, 2018	$(11,116)	$145	$189	$(10,782)
Other comprehensive (loss) income before reclassifications	(21,967)	2,630	—	(19,337)
Amounts reclassified from accumulated other comprehensive loss	—	1,339	—	1,339
Net current-period other comprehensive (loss) income	(21,967)	3,969	—	(17,998)
BALANCE— August 4, 2018	$(33,083)	$4,114	$189	$(28,780)

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

Amounts reclassified from other comprehensive (loss) income for the six months ended August 4, 2018 and July 29, 2017 relate to changes in the fair value of our interest rate swaps which is recorded within interest expense in the condensed consolidated statement of earnings and changes in the fair value of cash flow hedges related to inventory purchases, which is recorded within cost of sales in the condensed consolidated statement of earnings.

12.  Share-Based Compensation Plans

For a discussion of our share-based compensation plans, please see Note 13 in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Non-Vested Deferred Stock Units and Performance Units

The following table summarizes the activity of time-based and performance-based awards (collectively, "DSUs") for the six months ended August 4, 2018:

			Weighted-Average
	Units		Grant-Date Fair Value
	Time-	Performance-	Time-	Performance-
	Based	Based	Based	Based
Non-Vested at February 3, 2018	1,014,689	993,631	$18.13	$19.55
Granted	485,715	242,509	28.42	28.54
Vested(1)	(497,676)	(131,074)	21.14	23.45
Forfeited	(61,799)	(90,604)	19.04	47.46
Non-Vested at August 4, 2018	940,929	1,014,462	$21.79	$18.70

(1)	Includes 224,497 shares relinquished for tax payments related to vested DSUs for the six months ended August 4, 2018.

As of August 4, 2018, we have unrecognized compensation expense related to non-vested DSUs of $28.6 million, which is expected to be recognized over a weighted-average period of 1.8 years.

Stock Options

The following table summarizes the activity of stock options for the six months ended August 4, 2018:

		Weighted-
	Number of	Average
	Shares	Exercise Price
Outstanding at February 3, 2018	1,527,176	$21.97
Granted	208,769	28.53
Exercised	(144,583)	22.60
Forfeited	(44,703)	14.44
Expired	(8,087)	49.18
Outstanding at August 4, 2018	1,538,572	$22.87
Exercisable at August 4, 2018	801,720	$27.78

The weighted-average grant date fair value of the 208,769 stock options granted during the six months ended August 4, 2018 was $10.31 per share. The following table summarizes the weighted-average assumptions used to fair value the stock options at the date of grant using the Black-Scholes option model for the six months ended August 4, 2018:

For the Six Months Ended
August 4,
2018
Risk-free interest rate	2.67%
Expected lives	5.0 years
Dividend yield	4.35%
Expected volatility	56.35%

As of August 4, 2018, we have unrecognized compensation expense related to non-vested stock options of $3.7 million, which is expected to be recognized over a weighted-average period of 1.5 years.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cash Settled Awards

During 2017, we granted stock-based awards to certain employees, which vest over a period of three years, and will be settled in cash ("cash settled awards").  The fair value of the cash settled awards at each reporting period is based on the price of our common stock and includes a market condition.  The fair value of the cash settled awards will be remeasured at each reporting period until the awards are settled.  Cash settled awards are classified as liabilities in the condensed consolidated balance sheets.  At August 4, 2018, the liability associated with the cash settled awards was $3.2 million with $2.1 million recorded in accrued expenses and other current liabilities and $1.1 million recorded in other liabilities in the condensed consolidated balance sheets.

The following table summarizes the activity of cash settled awards for the six months ended August 4, 2018 (in thousands):

Cash Settled Awards
Non-Vested at February 3, 2018	$8,353
Granted	—
Vested	(2,613)
Forfeited	(304)
Non-Vested at August 4, 2018	$5,436

As of August 4, 2018, we have unrecognized compensation expense related to non-vested cash settled awards of $3.2 million, which is expected to be recognized over a weighted-average period of 1.4 years.

Share-Based Compensation Expense

Share-based compensation expense, including cash settled awards, recognized for the three and six months ended August 4, 2018 was $5.5 million and $11.9 million, respectively. Share-based compensation expense recognized for the three and six months ended July 29, 2017 was $4.2 million and $9.0 million, respectively.

13.  Goodwill and Other Intangible Assets

Goodwill

Goodwill allocated to our reportable segments and changes in the net carrying amount of goodwill for the six months ended August 4, 2018 are as follows (in thousands):

		Corporate
	Retail	Apparel	Total
Balance at February 3, 2018	$94,305	25,987	$120,292
Goodwill of divested business (see Note 2)	(13,588)	—	(13,588)
Translation adjustment	(1,042)	(1,976)	(3,018)
Balance at August 4, 2018	$79,675	$24,011	$103,686

Goodwill is evaluated for impairment at least annually. A more frequent evaluation is performed if events or circumstances indicate that impairment could have occurred. Such events or circumstances could include, but are not limited to, new significant negative industry or economic trends, unanticipated changes in the competitive environment, decisions to significantly modify or dispose of operations and a significant sustained decline in the market price of our stock. No impairment evaluation was considered necessary during the first six months ended August 4, 2018.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Intangible Assets

The gross carrying amount and accumulated amortization of our identifiable intangible assets are as follows (in thousands):

	August 4,	July 29,	February 3,
	2018	2017	2018
Amortizable intangible assets:
Carrying amount:
Trademarks, tradenames and franchise agreements	$16,055	$16,076	$16,273
Favorable leases	12,876	13,475	13,229
Customer relationships	26,415	26,630	28,713
Total carrying amount	55,346	56,181	58,215
Accumulated amortization:
Trademarks, tradenames and franchise agreements	(10,634)	(10,302)	(10,558)
Favorable leases	(5,420)	(4,481)	(5,010)
Customer relationships	(17,652)	(15,534)	(17,992)
Total accumulated amortization	(33,706)	(30,317)	(33,560)
Total amortizable intangible assets, net	21,640	25,864	24,655
Indefinite-lived intangible assets:
Trademarks and tradename	144,241	144,249	144,332
Total intangible assets, net	$165,881	$170,113	$168,987

Pre-tax amortization expense associated with intangible assets subject to amortization totaled $1.0 million and $2.0 million for the three and six months ended August 4, 2018.  Pre-tax amortization expense associated with intangible assets subject to amortization totaled $1.0 million and $2.1 million for the three and six months ended July 29, 2017, respectively.  Pre-tax amortization associated with intangible assets subject to amortization at August 4, 2018 is estimated to be $1.9 million for the remainder of fiscal 2018, $3.7 million for fiscal 2019, $3.6 million for fiscal 2020, $3.5 million for fiscal 2021 and $2.2 million for fiscal 2022.

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

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

	Fair Value Measurements at Reporting Date
	Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
August 4, 2018—
Assets:
Derivative financial instruments	$—	$8,240	$—	$8,240
Liabilities:
Derivative financial instruments	$—	$1,932	$—	$1,932
February 3, 2018—
Assets:
Derivative financial instruments	$—	$4,019	$—	$4,019
Liabilities:
Derivative financial instruments	$—	$2,307	$—	$2,307
July 29, 2017—
Assets:
Derivative financial instruments	$—	$3	$—	$3
Liabilities:
Derivative financial instruments	$—	$6,170	$—	$6,170

Derivative financial instruments are comprised of (1) interest rate swap agreements to minimize our exposure to interest rate changes on our outstanding indebtedness, (2) foreign currency forward exchange contracts primarily entered into to minimize our foreign currency exposure related to forecasted purchases of certain inventories denominated in a currency different from the operating entity’s functional currency, (3) foreign currency forward exchange contracts primarily entered into to minimize our foreign currency exposure related to forecasted revenues from our United Kingdom (“UK”) operations denominated in a currency different from the UK’s functional currency and (4) foreign currency forward exchange contracts primarily entered into to minimize our foreign currency exposure related to intercompany loans denominated in a currency different from the operating entity’s functional currency. These derivative financial instruments are recorded in the consolidated balance sheets at fair value based upon observable market inputs, primarily pricing models based on current market rates. Derivative financial instruments in an asset position are included within other current assets or other assets in the consolidated balance sheets. Derivative financial instruments in a liability position are included within accrued expenses and other current liabilities or noncurrent liabilities in the consolidated balance sheets. Please see Note 15 for further information regarding our derivative instruments.

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

During the six months ended August 4, 2018, we incurred $0.3 million of asset impairment charges, which is included within SG&A expenses in our condensed consolidated statement of earnings, related to underperforming stores. In addition, we recognized a writeoff of $4.0 million of rental product related to the closure of a rental product distribution center, which is included within cost of sales in our condensed consolidated statement of earnings.

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

Fair Value of Financial Instruments

Our financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses and other current liabilities and our Term Loan and Senior Notes.  Management estimates that, as of August 4, 2018, July 29, 2017, and February 3, 2018, the carrying value of our financial instruments, other than our Term Loan and Senior Notes, approximated their fair value due to the highly liquid or short-term nature of these instruments.  We believe that the borrowings under our ABL Facility approximate their fair value because interest rates are adjusted on a short-term basis.

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

	August 4, 2018		July 29, 2017		February 3, 2018
	Carrying	Estimated	Carrying	Estimated	Carrying	Estimated
	Amount(1)	Fair Value	Amount(1)	Fair Value	Amount(1)	Fair Value
Term Loan and Senior Notes, including current portion	$1,111,877	$1,133,454	$1,541,005	$1,465,502	$1,396,808	$1,407,449

(1)

The carrying value of the Term Loan and Senior Notes, including current portion is net of deferred financing costs of $7.9 million, $19.0 million and $14.9 million as of August 4, 2018, July 29, 2017 and February 3, 2018, respectively.

15.  Derivative Financial Instruments

In April 2017, we entered into an interest rate swap agreement on an initial notional amount of $260.0 million that matures in June 2021 with periodic interest settlements. At August 4, 2018, the notional amount totaled $370.0 million. Under this interest rate swap agreement, we receive a floating rate based on 1-month LIBOR and pay a fixed rate of 5.56% (including the applicable margin of 3.50%) on the outstanding notional amount. We have designated the interest rate swap as a cash flow hedge of the variability of interest payments under the Term Loan due to changes in the LIBOR benchmark interest rate.

In June 2018, we entered into an interest rate swap agreement on an initial notional amount of $320.0 million that matures in April 2025 with periodic interest settlements. At August 4, 2018, the notional amount totaled $345.0 million. Under this interest rate swap agreement, we receive a floating rate based on 1-month LIBOR and pay a fixed rate of 6.43% (including the applicable margin of 3.50%) on the outstanding notional amount. We have designated the interest rate swap as a cash flow hedge of the variability of interest payments under the Term Loan due to changes in the LIBOR benchmark interest rate.

At August 4, 2018, the fair value of the interest rate swaps was a net asset of $5.2 million with $1.5 million recorded in other current assets and $5.4 million recorded in other assets offset by $1.7 million recorded in accrued expenses and other current liabilities in our condensed consolidated balance sheet.  The effective portion of the swaps is reported as a component of accumulated other comprehensive (loss) income.  There was no hedge ineffectiveness at August 4, 2018. Changes in fair value are reclassified from accumulated other comprehensive (loss) income into earnings in the same period that the hedged item affects earnings.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Over the next 12 months, $0.2 million of the effective portion of the interest rate swaps is expected to be reclassified from accumulated other comprehensive (loss) income into earnings within interest expense.  If, at any time, an interest rate swap is determined to be ineffective, in whole or in part, due to changes in the interest rate swap or underlying debt agreements, the fair value of the portion of the interest rate swap determined to be ineffective will be recognized as a gain or loss in the statement of earnings for the applicable period.

Also, we have entered into derivative instruments to hedge our foreign exchange risk, specifically related to the British pound and Euro.  At August 4, 2018, the notional amount of the British pound and Euro instruments totaled $27.2 million and $8.0 million, respectively, and mature at various times through December 2019. We have designated these instruments as cash flow hedges of the variability in exchange rates for those foreign currencies.  At August 4, 2018, the fair value of these cash flow hedges was a net asset of $1.2 million with $1.3 million recorded in other current assets offset by $0.1 million recorded in accrued expenses and other current liabilities in our condensed consolidated balance sheet.  The effective portion of the hedges is reported as a component of accumulated other comprehensive (loss) income.  Hedge ineffectiveness at August 4, 2018 was immaterial.  Changes in fair value are reclassified from accumulated other comprehensive (loss) income into earnings in the same period that the hedged item affects earnings. Over the next 12 months, $0.8 million of the effective portion of the cash flow hedges is expected to be reclassified as expense into cost of sales from accumulated other comprehensive (loss) income.

In addition, we are exposed to market risk associated with foreign currency exchange rate fluctuations as a result of our direct sourcing programs, specifically related to the Canadian dollar.  As a result, from time to time, we may enter into derivative instruments to hedge this foreign exchange risk.  At August 4, 2018, the notional amount of these instruments totaled $4.6 million. We have not elected to apply hedge accounting to these derivative instruments. Amounts related to these transactions were immaterial to our consolidated financial statements.

16.  Segment Reporting

Our operations are conducted in two reportable segments, retail and corporate apparel, based on the way we manage, evaluate and internally report our business activities.

The retail segment includes the results from our four retail merchandising brands: Men's Wearhouse/Men's Wearhouse and Tux, Jos. A. Bank, Moores Clothing for Men ("Moores") and K&G.  These four brands are operating segments that have been aggregated into the retail reportable segment.  Prior to its divestiture, MW Cleaners was also aggregated in the retail segment as its operations did not have a significant effect on our revenues or expenses.  Specialty apparel merchandise offered by our four retail merchandising concepts include suits, suit separates, sport coats, slacks, formalwear, business casual, denim, sportswear, outerwear, dress shirts, shoes and accessories for men. Women's career and casual apparel, sportswear and accessories, including shoes, and children's apparel is offered at most of our K&G stores.  Rental product is offered at our Men's Wearhouse/Men's Wearhouse and Tux, Jos. A. Bank and Moores retail stores.

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

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Additional net sales information is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Net sales:
Men's Wearhouse(1)	$445,197	$458,751	$893,006	$878,818
Jos. A. Bank	172,427	174,325	341,503	341,553
K&G	83,645	85,811	172,925	174,494
Moores	66,645	65,312	112,772	106,125
MW Cleaners(2)	—	8,799	2,551	17,313
Total retail segment	767,914	792,998	1,522,757	1,518,303
Total corporate apparel segment	55,516	57,760	118,637	115,361
Total net sales	$823,430	$850,758	$1,641,394	$1,633,664

(1)	Consists of Men's Wearhouse, Men's Wearhouse and Tux, tuxedo shops within Macy's and Joseph Abboud.
(2)	On March 3, 2018, we completed the divestiture of our MW Cleaners business. Please see Note 2 for additional information.

Operating income by reportable segment, shared service expense, and the reconciliation to earnings before income taxes is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Operating income:
Retail	$134,142	$155,221	$232,863	$228,646
Corporate apparel	1,169	2,103	2,752	4,078
Shared service expense	(47,325)	(48,859)	(94,732)	(93,257)
Operating income	87,986	108,465	140,883	139,467
Interest income	122	98	207	165
Interest expense	(20,864)	(25,167)	(42,845)	(50,788)
(Loss) gain on extinguishment of debt, net	(8,122)	3,281	(20,833)	3,996
Earnings before income taxes	$59,122	$86,677	$77,412	$92,840

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

17.  Legal Matters

On February 17, 2016, Anthony Oliver filed a putative class action lawsuit against our Men's Wearhouse subsidiary in the United States District Court for the Central District of California (Case No. 2:16-cv-01100).  The complaint attempts to allege claims under the Telephone Consumer Protection Act. In particular the complaint alleges that the Company sent unsolicited text messages to cellular telephones beginning October 1, 2013 to the present day. After we demonstrated that the Company had the plaintiff's permission to send him texts, the plaintiff filed an amended complaint alleging the Company sent text messages exceeding the number plaintiff had agreed to receive each week.  The parties filed cross-motions for summary judgment on what constitutes a “week” and the Court recently issued an order granting the plaintiff’s motion and denying our motion on what period constitutes a “week.” On or about August 17, 2018, we entered into a settlement agreement for an immaterial amount consisting of a combination of cash and coupons. The settlement agreement, which is subject to preliminary and final approval of the Court, will not have a material adverse effect on our financial position, results of operations or cash flows.

On August 2, 2017, two American Airlines employees, Thor Zurbriggen and Dena Catan, filed a putative class action lawsuit against our Twin Hill subsidiary in the United States District Court for the Northern District of Illinois (Case No. 1:17-cv-05648). The complaint attempts to allege claims for strict liability, negligence, and medical monitoring based on allegedly defective uniforms Twin Hill supplied to American Airlines for its employees. On September 28, 2017, the plaintiffs filed an amended complaint adding nine additional named plaintiffs, adding American Airlines, Inc. as a defendant, and adding claims for civil battery and intentional infliction of emotional distress. On November 17, 2017, the Company and American Airlines filed motions to dismiss the plaintiffs’ claims. On September 4, 2018, the Court issued an Order denying our Motion to Dismiss and the matter will proceed in due course. We believe that any lawsuit filed on the basis of the safety of the Twin Hill uniforms supplied to American Airlines is without merit, and we intend to contest this action vigorously. Twin Hill has substantial and convincing evidence of the uniforms' safety and fitness for their intended purpose, and we believe that there is no evidence linking any of the plaintiffs' alleged injuries to our uniforms. The range of loss, if any, is not reasonably estimable at this time. We do not currently believe, however, that it will have a material adverse effect on our financial position, results of operations or cash flows.

On March 29, 2018, Juliette Onody and numerous other American Airlines employees filed a second class action lawsuit against our Twin Hill subsidiary and four related American Airlines entities in the United States District Court for the Northern District of Illinois (Case No. 1:18-cv-02303). The complaint contains the same substantive factual allegations against Twin Hill as the Zurbriggen case noted above and asserts identical claims for battery, intentional infliction of emotional distress, strict liability, negligence, and medical monitoring based on allegedly defective uniforms Twin Hill supplied to American Airlines for its employees. Additionally, the same counsel represents the plaintiffs in both cases. On April 13, 2018, the Company filed an unopposed motion to stay this case in its entirety pending the motions to dismiss in the Zurbriggen case and the Court granted that motion on April 16, 2018. We believe that any lawsuit filed on the basis of the safety of the Twin Hill uniforms supplied to American Airlines is without merit, and we intend to contest this action vigorously. Twin Hill has substantial and convincing evidence of the uniforms' safety and fitness for their intended purpose, and we believe that there is no evidence linking any of the plaintiffs' alleged injuries to our uniforms. The range of loss, if any, is not reasonably estimable at this time. We do not currently believe, however, that it will have a material adverse effect on our financial position, results of operations or cash flows.

On September 27, 2017, Heather Poole and numerous other American Airlines employees filed a lawsuit against our Twin Hill subsidiary in the Superior Court for the State of California for the County of Alameda (Case No. RG17876798).  The complaint attempts to allege claims for strict liability and negligence based on allegedly defective uniforms Twin Hill supplied to American Airlines for its employees. On December 11, 2017, the Company filed a demurrer to Plaintiff’s complaint.  On February 20, 2018, the Court granted our demurrer and dismissed the plaintiffs’ Complaint ruling that the plaintiffs did not allege enough facts to state a claim against Twin Hill. Plaintiffs filed an amended complaint on April 10, 2018 and again on April 27, 2018, which added allegations regarding Plaintiffs’ alleged injuries and named Tailored Brands as a defendant.  On May 10, 2018, Twin Hill removed the case to United States District Court for the Northern District of California (Case No. 3:18-cv-2758).  Plaintiffs filed a motion to remand the case to state court and, on August 20, 2018 the Court issued an Order remanding the case.  Plaintiffs also filed a Third Amended Complaint and Twin Hill

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

and Tailored Brands will have until September 13, 2018 to respond.  We believe that any lawsuit filed on the basis of the safety of the Twin Hill uniforms supplied to American Airlines is without merit, and we intend to contest this action vigorously. Twin Hill has substantial and convincing evidence of the uniforms' safety and fitness for their intended purpose, and we believe that there is no evidence linking any of the plaintiffs' alleged injuries to our uniforms. The range of loss, if any, is not reasonably estimable at this time. We do not currently believe, however, that it will have a material adverse effect on our financial position, results of operations or cash flows.

On October 30, 2017, Melodie Agnello, Denise Mumma, and numerous other American Airlines employees filed a lawsuit against our Twin Hill subsidiary in the Superior Court for the State of California for the County of Alameda (Case No. RG17880635).  The complaint attempts to allege claims for strict liability and negligence based on allegedly defective uniforms Twin Hill supplied to American Airlines for its employees. On December 11, 2017, the Company filed a demurrer to plaintiff’s complaint.  On February 20, 2018, the Court granted our demurrer and dismissed the plaintiffs’ Complaint ruling that the plaintiffs did not allege enough facts to state a claim against Twin Hill. Plaintiffs filed an amended complaint on April 27, 2018, which added allegations regarding Plaintiffs’ alleged injuries and named Tailored Brands as a defendant.  On May 10, 2018, Twin Hill removed the case to United States District Court for the Northern District of California (Case No. 3:18-cv-2756).  Plaintiffs filed a motion to remand the case to state court and, on August 20, 2018 the Court issued an Order remanding the case.  Plaintiffs also filed a Third Amended Complaint and Twin Hill and Tailored Brands will have until September 13, 2018 to respond.  We believe that any lawsuit filed on the basis of the safety of the Twin Hill uniforms supplied to American Airlines is without merit, and we intend to contest this action vigorously. Twin Hill has substantial and convincing evidence of the uniforms' safety and fitness for their intended purpose, and we believe that there is no evidence linking any of the plaintiffs' alleged injuries to our uniforms. The range of loss, if any, is not reasonably estimable at this time. We do not currently believe, however, that it will have a material adverse effect on our financial position, results of operations or cash flows.

On April 27, 2018, Alexandra Hughes, and numerous other American Airlines employees filed a lawsuit against our Twin Hill subsidiary and Tailored Brands in the Superior Court for the State of California for the County of Alameda (Case No. RG18902727).  The complaint attempts to allege claims for strict liability and negligence based on allegedly defective uniforms Twin Hill supplied to American Airlines for its employees.  On May 10, 2018, Twin Hill removed the case to United States District Court for the Northern District of California (Case No. 4:18-cv-2762).  Plaintiffs filed a motion to remand the case to state court, which is scheduled to be heard on August 31, 2018.  Plaintiffs filed a motion to remand the case to state court and, on August 20, 2018 the Court issued an Order remanding the case.  Plaintiffs also filed a Third Amended Complaint and Tailored Brands will have until September 13, 2018 to respond.  We believe that any lawsuit filed on the basis of the safety of the Twin Hill uniforms supplied to American Airlines is without merit, and we intend to contest this action vigorously. Twin Hill has substantial and convincing evidence of the uniforms' safety and fitness for their intended purpose, and we believe that there is no evidence linking any of the plaintiffs' alleged injuries to our uniforms. The range of loss, if any, is not reasonably estimable at this time. We do not currently believe, however, that it will have a material adverse effect on our financial position, results of operations or cash flows.

On April 27, 2018, Rosemary Mackonochie, and numerous other American Airlines employees filed a lawsuit against our Twin Hill subsidiary and Tailored Brands in the Superior Court for the State of California for the County of Alameda (Case No. RG18902720).  The complaint attempts to allege claims for strict liability and negligence based on allegedly defective uniforms Twin Hill supplied to American Airlines for its employees.  On May 10, 2018, Twin Hill removed the case to United States District Court for the Northern District of California (Case No. 4:18-cv-2761).  Plaintiffs filed a motion to remand the case to state court, which is scheduled to be heard on August 31, 2018.  Plaintiffs filed a motion to remand the case to state court and, on August 20, 2018 the Court issued an Order remanding the case.  Plaintiffs also filed a Third Amended Complaint and Twin Hill and Tailored Brands will have until September 13, 2018 to respond.  We believe that any lawsuit filed on the basis of the safety of the Twin Hill uniforms supplied to American Airlines is without merit, and we intend to contest this action vigorously. Twin Hill has substantial and convincing evidence of the uniforms' safety and fitness for their intended purpose, and we believe that there is no evidence linking any of the plaintiffs' alleged injuries to our uniforms. The range of loss, if any, is not reasonably estimable at this time. We do not currently believe, however, that it will have a material adverse effect on our financial position, results of operations or cash flows.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On August 24, 2018, Lisa Joy and numerous other American Airlines employees filed a third class action lawsuit against our Twin Hill subsidiary and four related American Airlines entities in the United States District Court for the Northern District of Illinois (Case No. 1:18-cv-05808). The complaint contains the same substantive factual allegations against Twin Hill as the Zurbriggen case noted above and asserts identical claims for battery, intentional infliction of emotional distress, strict liability, negligence, and medical monitoring based on allegedly defective uniforms Twin Hill supplied to American Airlines for its employees. Additionally, the same counsel represents the plaintiffs in both cases. On August 31, 2018, the Company filed an unopposed motion to stay this case in its entirety pending the motions to dismiss in the Zurbriggen case and the Court granted that motion on September 11, 2018.  We believe that any lawsuit filed on the basis of the safety of the Twin Hill uniforms supplied to American Airlines is without merit, and we intend to contest this action vigorously. Twin Hill has substantial and convincing evidence of the uniforms' safety and fitness for their intended purpose, and we believe that there is no evidence linking any of the plaintiffs' alleged injuries to our uniforms. The range of loss, if any, is not reasonably estimable at this time. We do not currently believe, however, that it will have a material adverse effect on our financial position, results of operations or cash flows.

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

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tailored Brands, Inc.

Condensed Consolidating Balance Sheet

August 4, 2018

(in thousands)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$2,086	$2,215	$63,914	$—	$68,215
Accounts receivable, net	—	25,994	321,918	50,882	(333,695)	65,099
Inventories	—	162,588	434,499	189,423	—	786,510
Other current assets	3,719	18,975	53,284	11,513	—	87,491
Total current assets	3,719	209,643	811,916	315,732	(333,695)	1,007,315
Property and equipment, net	—	191,503	201,939	33,665	—	427,107
Rental product, net	—	91,843	4,066	15,436	—	111,345
Goodwill	—	6,160	53,422	44,104	—	103,686
Intangible assets, net	—	—	154,580	11,301	—	165,881
Investments in subsidiaries	141,149	1,377,602	—	—	(1,518,751)	—
Other assets	—	12,290	655	81,087	(80,535)	13,497
Total assets	$144,868	$1,889,041	$1,226,578	$501,325	$(1,932,981)	$1,828,831
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$126,871	$237,341	$53,847	$61,617	$(333,695)	$145,981
Accrued expenses and other current liabilities	13,049	146,213	124,928	35,788	—	319,978
Current portion of long-term debt	—	9,000	—	—	—	9,000
Total current liabilities	139,920	392,554	178,775	97,405	(333,695)	474,959
Long-term debt, net	—	1,207,377	—	—	—	1,207,377
Deferred taxes, net and other liabilities	4,937	147,961	47,365	26,756	(80,535)	146,484
Shareholders' equity	11	141,149	1,000,438	377,164	(1,518,751)	11
Total liabilities and shareholders' equity	$144,868	$1,889,041	$1,226,578	$501,325	$(1,932,981)	$1,828,831

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

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tailored Brands, Inc.

Condensed Consolidating Statement of Earnings (Loss)

(in thousands)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Three Months Ended August 4, 2018
Net sales	$—	$443,685	$386,319	164,525	$(171,099)	$823,430
Cost of sales	—	220,210	288,057	117,360	(171,099)	454,528
Gross margin	—	223,475	98,262	47,165	—	368,902
Operating expenses	1,083	132,573	132,681	29,064	(14,485)	280,916
Operating (loss) income	(1,083)	90,902	(34,419)	18,101	14,485	87,986
Other income and expenses, net	—	—	14,485	—	(14,485)	—
Interest expense, net	(923)	(22,458)	2,131	508	—	(20,742)
Loss on extinguishment of debt, net	—	(8,122)	—	—	—	(8,122)
(Loss) earnings before income taxes	(2,006)	60,322	(17,803)	18,609	—	59,122
(Benefit) provision for income taxes	(461)	9,505	(2,557)	3,397	—	9,884
(Loss) earnings before equity in net income of subsidiaries	(1,545)	50,817	(15,246)	15,212	—	49,238
Equity in earnings (loss) of subsidiaries	50,783	(34)	—	—	(50,749)	—
Net earnings (loss)	$49,238	$50,783	$(15,246)	$15,212	$(50,749)	$49,238
Comprehensive income (loss)	$42,583	$50,681	$(15,246)	$8,659	$(44,094)	$42,583

Three Months Ended July 29, 2017
Net sales	$—	$457,870	$369,476	$135,125	$(111,713)	$850,758
Cost of sales	—	208,789	265,051	91,935	(111,713)	454,062
Gross margin	—	249,081	104,425	43,190	—	396,696
Operating expenses	779	134,389	138,023	28,904	(13,864)	288,231
Operating (loss) income	(779)	114,692	(33,598)	14,286	13,864	108,465
Other income and expenses, net	—	—	14,138	(274)	(13,864)	—
Interest expense, net	242	(25,329)	1,703	(1,685)	—	(25,069)
Gain on extinguishment of debt, net	—	3,281	—	—	—	3,281
(Loss) earnings before income taxes	(537)	92,644	(17,757)	12,327	—	86,677
(Benefit) provision for income taxes	(167)	30,215	(6,205)	4,363	—	28,206
(Loss) earnings before equity in net income of subsidiaries	(370)	62,429	(11,552)	7,964	—	58,471
Equity in earnings (loss) of subsidiaries	58,841	(3,588)	—	—	(55,253)	—
Net earnings (loss)	$58,471	$58,841	$(11,552)	$7,964	$(55,253)	$58,471
Comprehensive income (loss)	$72,498	$58,544	$(11,552)	$22,288	$(69,280)	$72,498

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Six Months Ended August 4, 2018
Net sales	$—	$889,932	$767,740	$292,192	$(308,470)	$1,641,394
Cost of sales	—	445,183	579,000	211,555	(308,470)	927,268
Gross margin	—	444,749	188,740	80,637	—	714,126
Operating expenses	1,965	269,846	271,076	57,507	(27,151)	573,243
Operating (loss) income	(1,965)	174,903	(82,336)	23,130	27,151	140,883
Other income and expenses, net	—	—	27,151	—	(27,151)	—
Interest expense, net	(1,687)	(46,124)	4,145	1,028	—	(42,638)
Loss on extinguishment of debt, net	—	(20,833)	—	—	—	(20,833)
(Loss) earnings before income taxes	(3,652)	107,946	(51,040)	24,158	—	77,412
(Benefit) provision for income taxes	(1,119)	20,578	(10,568)	5,374	—	14,265
(Loss) earnings before equity in net income of subsidiaries	(2,533)	87,368	(40,472)	18,784	—	63,147
Equity in earnings (loss) of subsidiaries	65,680	(21,688)	—	—	(43,992)	—
Net earnings (loss)	$63,147	$65,680	$(40,472)	$18,784	$(43,992)	$63,147
Comprehensive income (loss)	$45,149	$66,772	$(40,472)	$(306)	$(25,994)	$45,149

Six Months Ended July 29, 2017
Net sales	$—	$876,795	$741,740	$270,383	$(255,254)	$1,633,664
Cost of sales	—	421,288	543,682	194,812	(255,254)	904,528
Gross margin	—	455,507	198,058	75,571	—	729,136
Operating expenses	1,682	290,172	271,555	54,856	(28,596)	589,669
Operating (loss) income	(1,682)	165,335	(73,497)	20,715	28,596	139,467
Other income and expenses, net	—	—	28,870	(274)	(28,596)	—
Interest expense, net	352	(51,221)	3,261	(3,015)	—	(50,623)
Gain on extinguishment of debt, net	—	3,996	—	—	—	3,996
(Loss) earnings before income taxes	(1,330)	118,110	(41,366)	17,426	—	92,840
Provision (benefit) for income taxes	1,778	38,684	(13,957)	6,025	—	32,530
(Loss) earnings before equity in net income of subsidiaries	(3,108)	79,426	(27,409)	11,401	—	60,310
Equity in earnings (loss) of subsidiaries	63,418	(16,008)	—	—	(47,410)	—
Net earnings (loss)	$60,310	$63,418	$(27,409)	$11,401	$(47,410)	$60,310
Comprehensive income (loss)	$72,212	$61,464	$(27,409)	$25,257	$(59,312)	$72,212

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tailored Brands, Inc.

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended August 4, 2018

(in thousands)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$21,132	$320,774	$(2,235)	$(122,936)	$(18,744)	$197,991

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(6,058)	(15,485)	(3,102)	—	(24,645)
Proceeds from divestiture of business	—	—	17,755	—	—	17,755
Intercompany activities	—	(142,775)	—	—	142,775	—
Net cash (used in) provided by investing activities	—	(148,833)	2,270	(3,102)	142,775	(6,890)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on original term loan	—	(993,420)	—	—	—	(993,420)
Proceeds from new term loan	—	895,500	—	—	—	895,500
Payments on new term loan	—	(4,500)	—	—	—	(4,500)
Proceeds from asset-based revolving credit facility	—	199,500	—	—	—	199,500
Payments on asset-based revolving credit facility	—	(95,000)	—	—	—	(95,000)
Repurchase and retirement of senior notes	—	(199,365)	—	—	—	(199,365)
Deferred financing costs	—	(5,644)	—	—	—	(5,644)
Intercompany activities	—	(18,744)	—	142,775	(124,031)	—
Cash dividends paid	(18,744)	—	—	—	—	(18,744)
Proceeds from issuance of common stock	4,113	—	—	—	—	4,113
Tax payments related to vested deferred stock units	(6,501)	—	—	—	—	(6,501)
Net cash (used in) provided by financing activities	(21,132)	(221,673)	—	142,775	(124,031)	(224,061)
Effect of exchange rate changes	—	—	—	(2,432)	—	(2,432)
(Decrease) increase in cash and cash equivalents	—	(49,732)	35	14,305	—	(35,392)
Cash and cash equivalents at beginning of period	—	51,818	2,180	49,609	—	103,607
Cash and cash equivalents at end of period	$—	$2,086	$2,215	$63,914	$—	$68,215

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tailored Brands, Inc.

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended July 29, 2017

(in thousands)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$18,750	$288,017	$17,196	$(165,401)	$(18,033)	$140,529

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(11,384)	(19,310)	(3,279)	—	(33,973)
Acquisition of business, net of cash	—	—	—	(457)	—	(457)
Intercompany activities	—	(192,824)	—	—	192,824	—
Proceeds from sale of property and equipment	—	—	2,157	—	—	2,157
Net cash used in investing activities	—	(204,208)	(17,153)	(3,736)	192,824	(32,273)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on original term loan	—	(8,129)	—	—	—	(8,129)
Proceeds from asset-based revolving credit facility	—	181,550	—	—	—	181,550
Payments on asset-based revolving credit facility	—	(181,550)	—	—	—	(181,550)
Repurchase and retirement of senior notes	—	(45,167)	—	—	—	(45,167)
Intercompany activities	—	(18,033)	—	192,824	(174,791)	—
Cash dividends paid	(18,033)	—	—	—	—	(18,033)
Proceeds from issuance of common stock	927	—	—	—	—	927
Tax payments related to vested deferred stock units	(1,644)	—	—	—	—	(1,644)
Net cash (used in) provided by financing activities	(18,750)	(71,329)	—	192,824	(174,791)	(72,046)
Effect of exchange rate changes	—	—	—	5,642	—	5,642
Increase in cash and cash equivalents	—	12,480	43	29,329	—	41,852
Cash and cash equivalents at beginning of period	—	1,002	1,881	68,006	—	70,889
Cash and cash equivalents at end of period	$—	$13,482	$1,924	$97,335	$—	$112,741

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

Executive Overview

Background

We are the leading specialty retailer of men’s tailored clothing and the largest men’s formalwear provider in the United States (“U.S.”) and Canada and help men dress for work and special occasions.  We serve our customers through an expansive omni-channel network that includes over 1,400 stores in the U.S. and Canada as well as our branded e-commerce websites at www.menswearhouse.com, www.josbank.com, and www.josephabboud.com.

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

Second Quarter Discussion

During the second quarter of 2018, we executed well on our initiatives including growing our custom business and on increasing transactions through brand marketing campaigns and enhanced omni-channel initiatives resulting in positive comparable sales for all of our retail brands.  In addition, we continued to make progress on moving to a leaner, more efficient inventory model, which is particularly important as custom clothing becomes a larger percentage of our mix.  With leaner inventories, we can improve the customer experience and free-up working capital.

In addition, during the second quarter of 2018, we continued to strengthen our balance sheet by completing a $175.0 million partial redemption of our Senior Notes and our total debt has decreased $324.6 million compared to the end of the second quarter of 2017.

Key operating metrics for the quarter ended August 4, 2018 include:

•	Net sales decreased 3.2% primarily due to the calendar shift caused by last year’s 53rd week that more than offset an increase in retail segment comparable sales.
•	Comparable sales increased 1.0% at Men’s Wearhouse, 2.0% at Jos. A. Bank, 3.5% at K&G and 3.7% at Moores. Overall, comparable sales for our retail segment increased 1.7%.
•	Operating income was $88.0 million for the second quarter of 2018 compared to operating income of $108.5 million in the second quarter of 2017.
•	Diluted earnings per share were $0.97 for the second quarter of 2018 compared to diluted earnings per share of $1.19 in the second quarter of 2017.

Key liquidity metrics for the six months ended August 4, 2018 include:

•

Cash and cash equivalents at the end of the second quarter of 2018 were $68.2 million, a decrease of $44.5 million compared to the end of the second quarter of 2017 primarily due to the use of cash on hand to fund a portion of the partial redemption of $175.0 million in face value of our Senior Notes during the second quarter of 2018.

•	Cash provided by operating activities was $198.0 million for the first six months of 2018 compared to $140.5 million for the first six months of 2017.
•	Capital expenditures were $24.6 million for the first six months of 2018 compared to $34.0 million for the first six months of 2017.

•

We repaid $97.9 million on our term loan, repurchased and retired $192.6 million in face value of Senior Notes and have $104.5 million of borrowings outstanding on our revolving credit facility as of August 4, 2018.

•	Dividends paid totaled $18.7 million for the first six months of 2018.

Leadership Transition Discussion

On August 28, 2018, we reported that Douglas S. Ewert has announced his intention to retire as Chief Executive Officer (“CEO”) and as a member of our Board of Directors (the “Board”), effective September 30, 2018. Dinesh Lathi, Non-Executive Chairman of the Board, has been appointed Executive Chairman, effective immediately. In light of Mr. Lathi’s new role, the Board appointed Theo Killion as lead independent director. To ensure an orderly transition, Mr. Ewert will serve as a strategic advisor until the end of the calendar year. The Board will initiate a comprehensive search process to identify a successor CEO.

We also announced that Bruce Thorn resigned from his position as President and Chief Operating Officer, effective August 31, 2018. Mr. Thorn informed us that he is resigning to pursue another opportunity.

Items Affecting Comparability of Results

The following table depicts the effect on pretax income for certain items that have impacted the comparability of our results in 2018 and 2017 (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017
Loss on extinguishment of debt (1)	$8.1	$—	$20.0	$—
Closure of rental product distribution center (2)	4.4	—	4.4	—
Loss on divestiture of MW Cleaners (3)	0.2	—	3.8	—
Costs to terminate Macy's agreement (4)	—	—	—	17.2
Total (5)	$12.7	$—	$28.2	$17.2

(1)

For the three months ended August 4, 2018, consists of $8.1 million related to the partial redemption of our Senior Notes.  For the six months ended August 4, 2018, consists of $11.9 million related to the refinancing of our Term Loan and $8.1 million related to the partial redemption of our Senior Notes.  Please see Note 5 to the condensed consolidated financial statements for additional information.

(2)	Consists of $4.0 million of rental product writeoffs, $0.2 million of accelerated depreciation and $0.2 million of severance costs.
(3)	Please see Note 2 to the condensed consolidated financial statements for additional information.
(4)	Please see Note 3 to the condensed consolidated financial statements for additional information.
(5)

For the three months ended August 4, 2018, $4.0 million is included in cost of sales, $0.6 million is included in selling, general and administrative expenses, ("SG&A") and $8.1 million is included in loss on extinguishment of debt.  For the six months ended August 4, 2018, $4.0 million in cost of sales, $4.2 million is included in SG&A and $20.0 million is included in loss on extinguishment of debt. For the six months ended July 29, 2017, $1.4 million is included in cost of sales and $15.8 million is included in SG&A.

Store Data

The following table presents information with respect to retail apparel stores in operation during each of the respective fiscal periods:

	For the Three Months Ended		For the Six Months Ended		For the Year Ended
	August 4,	July 29,	August 4,	July 29,	February 3,
	2018	2017	2018	2017	2018

Open at beginning of period:	1,476	1,663	1,477	1,667	1,667
Opened	—	1	1	2	4
Closed (1)	(7)	(180)	(9)	(185)	(194)
Open at end of the period	1,469	1,484	1,469	1,484	1,477

Men’s Wearhouse(2)	719	718	719	718	719
Men’s Wearhouse and Tux	49	54	49	54	51
Jos. A. Bank (3)	487	496	487	496	491
Moores	126	126	126	126	126
K&G	88	90	88	90	90
	1,469	1,484	1,469	1,484	1,477

(1)	All 170 tuxedo shops within Macy's stores were closed during the second quarter of 2017.
(2)	Includes one Joseph Abboud store.
(3)	Excludes franchise stores.

During the second quarter of 2018, we closed seven stores (four Jos. A. Bank stores, one Men’s Wearhouse store, one Men's Wearhouse and Tux store, and one K&G store).

Seasonality

Our sales and net earnings are subject to seasonal fluctuations and may vary by brand. Typically, our rental product revenues are heavily concentrated in the second and third quarters (prom and wedding season) while the fourth quarter is the seasonal low point.  With respect to corporate apparel sales and operating results, seasonal fluctuations are not significant but the acquisition of new customers or existing customer decisions to rebrand or revise their corporate wear programs can cause significant variations in period results. Because of these fluctuations, results for any quarter are not necessarily indicative of the results that may be achieved for the full year.

Results of Operations

For the Three Months Ended August 4, 2018 Compared to the Three Months Ended July 29, 2017

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	For the Three Months Ended(1)
	August 4,	July 29,
	2018	2017
Net sales:
Retail clothing product	73.6%	69.9%
Rental services	15.2	17.9
Alteration and other services	4.5	5.4
Total retail sales	93.3	93.2
Corporate apparel clothing product	6.7	6.8
Total net sales	100.0%	100.0%
Cost of sales(2):
Retail clothing product	42.8	41.8
Rental services	15.5	15.8
Alteration and other services	91.1	76.2
Occupancy costs	13.3	13.0
Total retail cost of sales	53.9	51.8
Corporate apparel clothing product	73.2	74.6
Total cost of sales	55.2	53.4
Gross margin(2):
Retail clothing product	57.2	58.2
Rental services	84.5	84.2
Alteration and other services	8.9	23.8
Occupancy costs	(13.3)	(13.0)
Total retail gross margin	46.1	48.2
Corporate apparel clothing product	26.8	25.4
Total gross margin	44.8	46.6
Advertising expense	4.7	4.7
Selling, general and administrative expenses	29.4	29.2
Operating income	10.7	12.7
Interest income	0.0	0.0
Interest expense	(2.5)	(3.0)
(Loss) gain on extinguishment of debt, net	(1.0)	0.4
Earnings before income taxes	7.2	10.2
Provision for income taxes	1.2	3.3
Net earnings	6.0%	6.9%

(1)	Percentage line items may not sum to totals due to the effect of rounding.
(2)	Calculated as a percentage of related sales.

Net Sales

Total net sales decreased $27.3 million, or 3.2%, to $823.4 million for the second quarter of 2018 as compared to the second quarter of 2017.

Total retail sales decreased $25.1 million, or 3.2%, to $767.9 million for the second quarter of 2018 as compared to the second quarter of 2017 primarily due to a $26.9 million decrease in rental service revenues primarily due to the 53-week to 52-week calendar shift and an earlier prom season as well as a $9.0 million decrease in alteration and other services revenues primarily reflecting the impact of our divestiture of MW Cleaners.  These decreases were partially offset by a $10.8 million increase in retail clothing product sales, driven by an increase in comparable sales at all of our retail brands.  The decrease in total retail sales is further described below:

(in millions)	Amount Attributed to
$4.2	1.0% increase in comparable sales at Men's Wearhouse.
3.1	2.0% increase in comparable sales at Jos. A. Bank.
2.6	3.5% increase in comparable sales at K&G.
2.3	3.7% increase in comparable sales at Moores(1).
(32.4)	Decrease in non-comparable sales (primarily due to calendar shift of 53rd week).
1.0	Increase in net sales resulting from change in U.S./Canadian dollar exchange rate.
(5.9)	Other (primarily resulting from divestiture of MW Cleaners).
$(25.1)	Decrease in total retail sales.

(1)	Comparable sales percentages for Moores are calculated using Canadian dollars.

Comparable sales is defined as net sales from stores open at least twelve months at period end, excluding stores where the square footage has changed by more than 25% within the past year, and includes e-commerce sales. Due to the 53-week to 52-week calendar shift, comparable sales for the second quarter of 2018 are compared with the 13-week period ended August 5, 2017.  We operate our business using an omni-channel approach and do not differentiate e-commerce sales from our other channels.

The increase in comparable sales at Men's Wearhouse resulted primarily from an increase in transactions for clothing and a slight increase in average unit retail (net selling prices), partially offset by a decrease in units per transaction. Rental service comparable sales at Men’s Wearhouse decreased 11.5% primarily reflecting the impact of the 53-week to 52-week calendar shift, an earlier prom season and a shift in demand for weddings to the third quarter. The increase at Jos. A. Bank resulted primarily from an increase in transactions, partially offset by a slight decrease in units per transaction, while average unit retail was flat. The increase at K&G resulted primarily from an increase in units per transaction and average unit retail partially offset by a slight decrease in transactions. The increase at Moores resulted primarily from increases in both transactions and average unit retail, while units per transaction were flat.

Total corporate apparel clothing product sales decreased $2.2 million for the second quarter of 2018 as compared to the second quarter of 2017 primarily due to lower sales in the United Kingdom (“UK”) partially offset by the impact of a stronger British pound this year compared to last year of approximately $1.2 million.

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

Our total gross margin decreased $27.8 million, or 7.0%, to $368.9 million in the second quarter of 2018 as compared to the second quarter of 2017 primarily as a result of lower rental services revenue.  Total retail segment gross margin decreased $28.0 million in the second quarter of 2018 compared to same period last year primarily due to the decrease in sales and the writeoff of $4.0 million of rental product related to the closure of a rental product distribution center.

For the retail segment, total gross margin as a percentage of related sales decreased to 46.1% in the second quarter of 2018 from 48.2% in the second quarter of 2017.  The decrease in retail segment gross margin was primarily due to the decrease in rental services revenue and deleveraging of occupancy costs as a percent of sales, both of which were associated with lower net sales as a result of the previously mentioned calendar shifts, as well as deeper discounts on seasonal merchandise in support of our strategy to move to a more efficient inventory model.

Occupancy costs, which includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, decreased $1.6 million primarily due to the impact of our divestiture of MW Cleaners. Occupancy costs as a percentage of retail sales increased to 13.3% in the second quarter of 2018 as compared to 13.0% in the second quarter of 2017 primarily due to deleveraging from lower sales.

Corporate apparel gross margin increased $0.2 million, or 1.5%, to $14.9 million for the second quarter of 2018 compared to the second quarter of 2017.  For the corporate apparel segment, total gross margin as a percentage of related sales increased to 26.8% in the second quarter of 2018 from 25.4% in the second quarter of 2017 primarily due to the impact of renegotiated pricing arrangements with our UK customers.

Advertising Expense

Advertising expense decreased to $38.7 million in the second quarter of 2018 from $39.9 million in the second quarter of 2017, a decrease of $1.2 million, or 3.1%.  As a percentage of total net sales, advertising expense was flat at 4.7% in the second quarter of 2018 compared to the second quarter of 2017.

Selling, General and Administrative Expenses

SG&A expenses decreased to $242.3 million in the second quarter of 2018 from $248.3 million in the second quarter of 2017, a decrease of $6.1 million, or 2.5%.  As a percentage of total net sales, these expenses increased to 29.4% in the second quarter of 2018 from 29.2% in the second quarter of 2017 due to deleveraging from lower sales. The components of this 0.2% net increase in SG&A expenses as a percentage of total net sales and the related dollar changes were as follows:

%	in millions	Attributed to
0.1	$0.6

Increase in non-recurring items as a percentage of sales to 0.1% in the second quarter of 2018 from 0.0% in the second quarter of 2017.  In the second quarter of 2018, these costs consisted of $0.4 million related to the closure of a rental product distribution center and a $0.2 million unfavorable final working capital adjustment related to the previously announced divestiture of our MW Cleaners business.  For the second quarter of 2017, we incurred no such costs.

0.3	(0.6)

Store salaries decreased $0.6 million primarily due to the divestiture of MW Cleaners but increased as a percentage of sales to 12.3% in the second quarter of 2018 from 12.0% in the second quarter of 2017 due to deleveraging from lower sales.

(0.2)	(6.1)

Decrease in other SG&A expenses as a percentage of sales to 16.9% in the second quarter of 2018 from 17.1% in the second quarter of 2017.  Other SG&A expenses decreased $6.1 million primarily due to lower operating costs resulting from the divestiture of MW Cleaners and the receipt of insurance proceeds related to last year's hurricanes.

0.2	$(6.1)	Total

In the retail segment, SG&A expenses as a percentage of related net sales were flat at 23.6% in the second quarter of 2018 compared to the second quarter of 2017.  SG&A expenses decreased $5.7 million primarily due to the divestiture of MW Cleaners.

In the corporate apparel segment, SG&A expenses as a percentage of related net sales increased to 24.1% in the second quarter of 2018 from 21.2% in the second quarter of 2017.  Corporate apparel segment SG&A expenses increased $1.1 million.

Shared service expenses represent costs not specifically related to the operations of our business segments and are included in SG&A. Shared service SG&A expenses as percentage of total net sales were flat at 5.7% in the second quarter of 2018 compared to the second quarter of 2017. Shared service SG&A expenses decreased $1.5 million.

Net (Loss) Gain on Extinguishment of Debt

The $8.1 million net loss on extinguishment of debt in the second quarter of 2018 relates to the partial redemption of Senior Notes and consists of $6.1 million loss upon repurchase and the elimination of unamortized deferred financing costs of $2.0 million.

The $3.3 million net gain on extinguishment of debt in the second quarter of 2017 relates to the repurchase and retirement of $42.6 million in face value of Senior Notes through open market repurchases reflecting a $4.0 million gain upon repurchase partially offset by the elimination of unamortized deferred financing costs totaling $0.7 million.

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

Our effective income tax rate decreased to 16.7% for the second quarter of 2018 from 32.5% for the second quarter of 2017 primarily from enactment of the Tax Reform Act as well as the release of $3.1 million of state valuation allowances.

For the second quarter of 2018, the statutory tax rates in U.S., Canada, UK and Hong Kong were approximately 21%, 26%, 19% and 16.5%, respectively. In addition, we recorded a Canadian withholding tax of 5% based on the removal of the permanent reinvestment representation in the fourth quarter of 2017.  For the second quarter of 2017, the statutory tax rates in U.S., Canada, UK and Hong Kong were approximately 35%, 26%, 20% and 16.5%, respectively.  For the second quarters of 2018 and 2017, tax expense for our operations in foreign jurisdictions totaled $3.4 million and $4.4 million, respectively.

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

Net Earnings

Net earnings were $49.2 million for the second quarter of 2018 compared with net earnings of $58.5 million for the second quarter of 2017.

For the Six Months Ended August 4, 2018 Compared to the Six Months Ended July 29, 2017

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	For the Six Months Ended(1)
	August 4,	July 29,
	2018	2017
Net sales:
Retail clothing product	74.3%	72.1%
Rental services	13.7	15.1
Alteration and other services	4.8	5.7
Total retail sales	92.8	92.9
Corporate apparel clothing product	7.2	7.1
Total net sales	100.0%	100.0%
Cost of sales(2):
Retail clothing product	43.9	42.6
Rental services	15.1	16.3
Alteration and other services	87.1	74.8
Occupancy costs	13.3	13.7
Total retail cost of sales	55.2	54.0
Corporate apparel clothing product	73.6	73.6
Total cost of sales	56.5	55.4
Gross margin(2):
Retail clothing product	56.1	57.4
Rental services	84.9	83.7
Alteration and other services	12.9	25.2
Occupancy costs	(13.3)	(13.7)
Total retail gross margin	44.8	46.0
Corporate apparel clothing product	26.4	26.4
Total gross margin	43.5	44.6
Advertising expense	4.9	5.0
Selling, general and administrative expenses	30.1	31.1
Operating income	8.6	8.5
Interest income	0.0	0.0
Interest expense	(2.6)	(3.1)
(Loss) gain on extinguishment of debt, net	(1.3)	0.2
Earnings before income taxes	4.7	5.7
Provision for income taxes	0.9	2.0
Net earnings	3.8%	3.7%

(1)	Percentage line items may not sum to totals due to the effect of rounding.
(2)	Calculated as a percentage of related sales.

Net Sales

Total net sales increased $7.7 million, or 0.5%, to $1,641.4 million for the first six months of 2018 as compared to the first six months of 2017.

Total retail sales increased $4.5 million, or 0.3%, to $1,522.8 million for the first six months of 2018 as compared to the first six months of 2017 due to a $40.9 million increase in clothing product revenues partially offset by a $21.5 million decrease in rental services revenue and a $14.9 million decrease in alteration and other services revenues primarily reflecting the impact of our divestiture of MW Cleaners. The increase in total retail sales is further described below:

(in millions)	Amount Attributed to
$17.4	2.1% increase in comparable sales at Men's Wearhouse.
4.9	1.6% increase in comparable sales at Jos. A. Bank.
1.2	0.8% increase in comparable sales at K&G.
3.0	2.9% increase in comparable sales at Moores(1).
(11.8)	Decrease in non-comparable sales (primarily due to closed stores).
2.9	Increase in net sales resulting from change in U.S./Canadian dollar exchange rate.
(13.1)	Other (primarily resulting from divestiture of MW Cleaners).
$4.5	Increase in total retail sales.

(1)	Comparable sales percentages for Moores are calculated using Canadian dollars.

Comparable sales is defined as net sales from stores open at least twelve months at period end, excluding stores where the square footage has changed by more than 25% within the past year, and includes e-commerce sales. We operate our business using an omni-channel approach and do not differentiate e-commerce sales from our other channels.

The increase in comparable sales at Men's Wearhouse resulted primarily from an increase in transactions for clothing partially offset by a decrease in units per transaction, while average unit retail was flat. At Men's Wearhouse, rental service comparable sales decreased 8.2% primarily reflecting a consumer shift to purchase suits for special occasions as well as a shift in demand for weddings to the third quarter. The increase at Jos. A. Bank resulted primarily from an increase in transactions partially offset by a decrease in average unit retail while units per transaction were flat. The increase at K&G resulted from an increase in units per transaction and a slight increase in average unit retail partially offset by a decrease in transactions. The increase at Moores resulted from an increase in transactions and a slight increase in average unit retail, while units per transaction were flat.

Total corporate apparel clothing product sales increased $3.3 million for the first six months of 2018 as compared to the first six months of 2017 primarily due to a stronger British pound this year compared to last year of approximately $6.5 million partially offset by a decrease in sales at the UK.

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

Our total gross margin decreased $15.0 million, or 2.1%, to $714.1 million in the first six months of 2018 as compared to the first six months of 2017.  Total retail segment gross margin decreased $15.9 million, or 2.3%, in the first six months of 2018 compared to the same period last year primarily due to lower rental and alteration services revenue.

For the retail segment, total gross margin as a percentage of retail sales decreased to 44.8% in the first six months of 2018 from 46.0% in the six months of 2017 driven primarily by deeper discounts on seasonal merchandise in support of our strategy to move to a more efficient inventory model partially offset by lower occupancy costs as a percent of sales.

Occupancy costs, which includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, decreased $5.6 million primarily due to the closure of our tuxedo shops within Macy’s in 2017 and the impact of our divestiture of MW Cleaners. Occupancy costs as a percentage of retail sales decreased to 13.3% in the first six months of 2018 from 13.7% in the first six months of 2017.

Corporate apparel gross margin increased $0.9 million, or 3.0%, in the first six months of 2018 as compared to the first six months of 2017.  For the corporate apparel segment, total gross margin as a percentage of related sales was flat at 26.4% for the first six months of 2018 and 2017.

Advertising Expense

Advertising expense decreased to $79.9 million in the first six months of 2018 from $82.1 million in the first six months of 2017, a decrease of $2.2 million, or 2.7%.  The decrease in advertising expense was driven primarily by reductions in television advertising reflecting a shift to digital advertising, as well as the timing of marketing spend. As a percentage of total net sales, advertising expense was 4.9% in the first six months of 2018 compared to 5.0% in the first six months of 2017.

Selling, General and Administrative Expenses

SG&A expenses decreased to $493.3 million in the first six months of 2018 from $507.5 million in the first six months of 2017, a decrease of $14.2 million, or 2.8%.  As a percentage of total net sales, these expenses decreased to 30.1% in the first six months of 2018 from 31.1% in the first six months of 2017.  The components of this 1.0% decrease in SG&A expenses as a percentage of total net sales and the related dollar changes were as follows:

%	in millions	Attributed to
(0.7)	$(11.6)

Decrease in non-recurring items as a percentage of sales to 0.3% in the first six months of 2018 from 1.0% in the first six months of 2017.  For the first six months of 2018, these costs totaled $4.2 million including a $3.8 million loss on divestiture of our MW Cleaners business and $0.4 million related to the closure of a rental product distribution center.  For the first six months of 2017, these costs totaled $15.8 million related to costs to terminate the Macy's agreement.

(0.3)	(3.3)

Store salaries decreased $3.3 million primarily due to the divestiture of MW Cleaners and decreased as a percentage of sales to 12.4% in the first six months of 2018 from 12.7% in the first six months of 2017.

—	0.7

Other SG&A expenses increased $0.7 million primarily due to higher employee-related benefit costs and increased incentive compensation expense partially offset by lower operating costs resulting from the divestiture of MW Cleaners.  As a percentage of sales, other SG&A expenses was flat at 17.4% in the first six months of 2018 and 2017.

(1.0)	$(14.2)	Total

In the retail segment, SG&A expenses as a percentage of related net sales decreased to 24.3% in the first six months of 2018 from 25.6% in the first six months of 2017. SG&A expenses decreased $17.9 million primarily due to anniversarying last year’s costs to terminate the Macy’s agreement.

In the corporate apparel segment, SG&A expenses as a percentage of related net sales increased to 23.5% in the first six months of 2018 from 22.2% in the first six months of 2017. Corporate apparel segment SG&A expenses increased $2.2 million.

Shared service expenses represent costs not specifically related to the operations of our business segments and are included in SG&A.  Shared service SG&A expenses as a percentage of total net sales increased to 5.8% in the first six months of 2018 from 5.7% in the first six months of 2017. Shared service SG&A expenses increased $1.5 million primarily due to higher incentive compensation expense.

Net (Loss) Gain on Extinguishment of Debt

The $20.8 million net loss on extinguishment of debt in the first six months of 2018 consists of the elimination of unamortized deferred financing costs and original issue discount (“OID”) related to the refinancing of our Term Loan totaling $11.9 million and an $8.9 million loss on extinguishment related to our Senior Notes.

The $4.0 million net gain on extinguishment of debt in the first six months of 2017 relates to the repurchase and retirement of $50.0 million in face value of Senior Notes through open market repurchases and the excess cash flow prepayment on our Term Loan reflecting a $4.8 million gain upon repurchase partially offset by the elimination of unamortized deferred financing costs totaling $0.8 million.

Provision for Income Tax

Our effective income tax rate decreased to 18.4% for the first six months of 2018 from 35.0% for the first six months of 2017 primarily from enactment of the Tax Reform Act, the release of $3.1 million of state valuation allowances and anniversarying last year’s $2.2 million of tax deficiencies related to the vesting of stock-based awards recorded in the first six months of 2017 resulting from the adoption of new accounting guidance related to stock-based compensation.

For the first six months of 2018, the statutory tax rates in U.S., Canada, UK and Hong Kong were approximately 21%, 26%, 19% and 16.5%, respectively. For the first six months of 2017, the statutory tax rates in U.S., Canada, UK and Hong Kong were approximately 35%, 26%, 20% and 16.5%, respectively.  For the first six months of 2018 and 2017, tax expense for our operations in foreign jurisdictions totaled $5.4 million and $6.0 million, respectively.

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

Net Earnings

Net earnings were $63.1 million for the six months of 2018 compared with net earnings of $60.3 million for the six months of 2017.

Liquidity and Capital Resources

Our primary sources of working capital are cash flows from operations and available borrowings under our revolving credit agreement, as described below.  The following table provides details on our cash and cash equivalents and working capital position as of August 4, 2018, July 29, 2017 and February 3, 2018:

	August 4,	July 29,	February 3,
	2018	2017	2018
Cash and cash equivalents	$68,215	$112,741	$103,607
Working capital	$532,356	$753,024	$669,809

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

The Credit Facilities and the Senior Notes contain customary non-financial and financial covenants, including fixed charge coverage ratios, total leverage ratios and secured leverage ratios.  Should our total leverage ratio and secured leverage ratio exceed certain thresholds specified in the agreements, we would be subject to certain additional restrictions, including limitations on our ability to make significant acquisitions and incur additional indebtedness. As of August 4, 2018, our total leverage ratio and secured leverage ratio are below these thresholds and we believe these ratios will remain below the thresholds specified in the agreements for the foreseeable future, which results in the elimination of these additional restrictions. In addition, as a result of the refinancing of our Original Term Loan and amending of our ABL Facility, our ability to pay dividends on our common stock has increased from a maximum of $10.0 million per quarter to a maximum of $15.0 million per quarter.

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

The interest rate on the New Term Loan is based on 1-month LIBOR, which was 2.08% at August 4, 2018, plus the applicable margin of 3.50%, resulting in a total interest rate of 5.58%.  We have two interest rate swap agreements where the variable rates due under the New Term Loan have been exchanged for a fixed rate, including a new interest rate swap entered into during June 2018.  At August 4, 2018, the total notional amount under these interest rate swaps is $715.0 million.  Please see Note 15 for additional information on our interest rate swaps.

As a result of our interest rate swaps, 80% of the variable interest rate under the New Term Loan has been converted to a fixed rate.  As of August 4, 2018, the New Term Loan had a weighted average interest rate of 5.90%.

In October 2017, we amended our ABL Facility, which now provides for a senior secured revolving credit facility of $550.0 million, with possible future increases to $650.0 million under an expansion feature, that matures in October 2022, and is guaranteed, jointly and severally, by Tailored Brands, Inc. and certain of our U.S. subsidiaries. The ABL Facility has several borrowing and interest rate options including the following indices:  (i) adjusted LIBOR, (ii) Canadian Dollar Offered Rate ("CDOR") rate, (iii) Canadian prime rate or (iv) an alternate base rate (equal to the greater of the prime rate, the New York Federal Reserve Bank (“NYFRB”) rate plus 0.5% or adjusted LIBOR for a one-month interest period plus 1.0%). Advances under the ABL Facility bear interest at a rate per annum using the applicable indices plus a varying interest rate margin of up to 1.75%.  The ABL Facility also provides for fees applicable to amounts available to be drawn under outstanding letters of credit which range from 1.25% to 1.75%, and a fee on unused commitments of 0.25%.  As of August 4, 2018, $104.5 million in borrowings were outstanding under the ABL Facility at a weighted average interest rate of approximately 3.8%.

We utilize letters of credit primarily as collateral for workers compensation claims and to secure inventory purchases.  At August 4, 2018, letters of credit totaling approximately $33.9 million were issued and outstanding. Borrowings available under the ABL Facility as of August 4, 2018 were $332.1 million.

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

The Senior Notes are guaranteed, jointly and severally, on an unsecured basis by Tailored Brands, Inc. and certain of our U.S. subsidiaries. The Senior Notes and the related guarantees are senior unsecured obligations of the Company and the guarantors, respectively, and will rank equally with all of the Company's and each guarantor's present and future senior indebtedness. The Senior Notes will mature in July 2022.  Interest on the Senior Notes is payable in January and July of each year. Please see Note 5 for additional information on the partial redemption of $175.0 million in face value of our Senior Notes.

Cash Flow Activities

Operating activities — Net cash provided by operating activities was $198.0 million and $140.5 million for the first six months of 2018 and 2017, respectively.  The $57.5 million increase was driven by higher net earnings, after adjusting for certain items primarily related to extinguishment of debt and an expected reduction in inventory purchases.

Investing activities — Net cash used in investing activities was $6.9 million and $32.3 million for the first six months of 2018 and 2017. The net change of $25.4 million was primarily driven by $17.8 million of net proceeds from the divestiture of MW Cleaners.

Financing activities — Net cash used in financing activities was $224.1 million and $72.0 million for the first six months of 2018 and 2017, respectively.  The $152.0 million increase primarily reflects the impact of additional debt repayments this year compared to last year.

Share repurchase program — In March 2013, the Board of Directors (the "Board") approved a share repurchase program for our common stock.  At August 4, 2018, the remaining balance available under the Board's authorization was $48.0 million.  During the first six months of 2018 and 2017, no shares were repurchased in open market transactions under the Board's authorization.

Dividends — Cash dividends paid were $18.7 million and $18.0 million for the first six months of 2018 and 2017, respectively.  During each of the quarters ended August 4, 2018 and July 29, 2017, we declared quarterly dividends of $0.18 per share.

Future Sources and Uses of Cash

Our primary uses of cash are to finance working capital requirements of our operations and to repay our indebtedness.  In addition, we will use cash to fund capital expenditures, income taxes, dividend payments, operating leases and various other commitments and obligations, as they arise.

During the first six months of 2018, we borrowed and repaid amounts under our ABL Facility with the maximum borrowing outstanding at any point in time totaling $104.5 million.

Capital expenditures are anticipated to be approximately $100.0 million for 2018.  This amount includes the anticipated costs to open approximately four Men's Wearhouse stores and to relocate approximately eight stores across our retail brands.  The balance of the capital expenditures for 2018 will be used for store refreshes and other enhancements of our store fleet, investments in computer equipment and systems, distribution facilities improvements, and investment in other corporate assets.

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

Contractual Obligations

There have been no material changes to our contractual obligations as discussed in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018, except as related to long-term debt which are summarized below:

	Payments Due by Period
(In millions)
Contractual obligations	Total	<1 Year	1 - 3 Years	4 - 5 Years	> 5 Years
Long-term debt(1)	$1,645.1	$79.1	$157.3	$474.0	$934.7

(1)

Includes interest payments of $70.1 million within one year, $139.3 million between one and three years, $122.8 million between four and five years and $84.3 million beyond five years, at current interest rates including the impact of our interest rate swaps. The payments due by period do not consider amounts which may become payable under the excess cash flow provision of our New Term Loan.  Interest on our ABL borrowings is excluded from the amounts presented in the table due to our inability to predict the timing and settlement of our ABL borrowings.  See Notes 5 and 15 of Notes to Consolidated Financial Statements for additional information.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires the appropriate application of accounting policies in accordance with generally accepted accounting principles.  In many instances, this also requires management to make estimates and assumptions about future events that affect the amounts and disclosures included in our financial statements.  We base our estimates on historical experience and various assumptions that we believe are reasonable under our current business model.  However, because future events and conditions and their effects cannot be determined with certainty, actual results will differ from our estimates and such differences could be material to our financial statements.  There have been no significant changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018, except as noted below.

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

As discussed in Note 5 and Note 15 of the Notes to the Condensed Consolidated Financial Statements, we have undertaken steps to mitigate our exposure to changes in interest rates on our New Term Loan.  As of August 4, 2018, 80% of the variable interest rate under the New Term Loan has been converted to a fixed rate.  At August 4, 2018, the effect of one percentage point change in interest rates would result in an approximate $1.8 million change in annual interest expense on our New Term Loan.

In addition, borrowings under our ABL Facility bear a floating rate of interest.  As of August 4, 2018, the outstanding borrowings under the ABL Facility were $104.5 million.  At August 4, 2018, the effect of a one percentage point change in interest rates would result in an approximate $1.0 million change in annual interest expense on our ABL borrowings.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the fiscal second quarter ended August 4, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 17 of the Notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

ITEM 6 — EXHIBITS

Exhibits filed with this quarterly report on Form 10-Q are incorporated herein by reference as set forth in the Index to Exhibits on page 52.

EXHIBIT INDEX

Exhibit Number		Exhibit Index

10.1	—

Amended and Restated Tailored Brands, Inc. Employee Stock Purchase Plan (incorporated by reference from Appendix A to the Company’s proxy statement on Schedule 14A relating to the 2018 Annual Meeting of Shareholders of the Company filed with the Commission on May 10, 2018 (File No. 1-16097).

10.2	—

Second Amended and Restated Employment Agreement dated June 21, 2018, by and between Tailored Brands, Inc., Tailored Shared Services, LLC, and Douglas S. Ewert (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 22, 2018).

10.3	—

Amended and Restated Employment Agreement dated June 21, 2018, by and between Tailored Brands, Inc., Tailored Shared Services, LLC, and Bruce K. Thorn (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 22, 2018).

10.4	—

Separation Agreement by and between Tailored Shared Services, LLC and Douglas S. Ewert dated August 28, 2018 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 28, 2018).

10.5	—

Consulting Agreement by and between Tailored Shared Services, LLC and Douglas S. Ewert dated August 28, 2018 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 28, 2018).

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

The following financial information from Tailored Brands, Inc.’s Quarterly Report on Form 10‑Q for the three and six months ended August 4, 2018 formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

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

Dated: September 13, 2018	TAILORED BRANDS, INC.

	By	/s/ JACK P. CALANDRA
Jack P. Calandra
Executive Vice President, Chief Financial Officer and Treasurer