Form 10-Q
period 2018-11-03
TAILORED BRANDS INC
filed 2018-12-13
CIK 884217

not

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2018 or

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒. No ☐.

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

The number of shares of common stock of the Registrant, par value $.01 per share, outstanding at November 30, 2018 was 50,095,866.

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

Any forward‑looking statements that we make herein and in future reports are not guarantees of future performance, and actual results may differ materially from those in such forward‑looking statements as a result of various factors. Factors that might cause or contribute to such differences include, but are not limited to: actions or inactions by governmental entities; domestic and international macro‑economic conditions; inflation or deflation; the loss of, or changes in, key personnel; success, or lack thereof, in formulating or executing our internal strategies and operating plans including new store and new market expansion plans; cost reduction initiatives and revenue enhancement strategies; changes in demand for clothing or rental product; market trends in the retail business; customer confidence and spending patterns; changes in traffic trends in our stores; customer acceptance of our merchandise strategies, including custom clothing; performance issues with key suppliers; disruptions in our supply chain; severe weather; foreign currency fluctuations; government export and import policies, including the enactment of duties or tariffs; advertising or marketing activities of competitors; the impact of cybersecurity threats or data breaches; legal proceedings and the impact of climate change.

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

PART I — FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	November 3,	October 28,	February 3,
	2018	2017	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$68,425	$126,244	$103,607
Accounts receivable, net	80,696	81,193	79,783
Inventories	875,003	973,001	851,931
Other current assets	70,433	53,566	78,252
Total current assets	1,094,557	1,234,004	1,113,573
PROPERTY AND EQUIPMENT, net	430,878	454,921	460,674
RENTAL PRODUCT, net	102,540	125,320	123,730
GOODWILL	79,475	119,125	120,292
INTANGIBLE ASSETS, net	164,833	169,072	168,987
OTHER ASSETS	17,257	8,859	12,699
TOTAL ASSETS	$1,889,540	$2,111,301	$1,999,955
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$235,958	$186,862	$145,106
Accrued expenses and other current liabilities	302,322	281,533	285,537
Income taxes payable	16,277	21,224	6,121
Current portion of long-term debt	9,000	8,750	7,000
Total current liabilities	563,557	498,369	443,764
LONG-TERM DEBT, net	1,167,906	1,467,735	1,389,808
DEFERRED TAXES, net AND OTHER LIABILITIES	148,590	160,197	164,191
Total liabilities	1,880,053	2,126,301	1,997,763
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIT):
Preferred stock	—	—	—
Common stock	501	492	492
Capital in excess of par	501,835	485,299	491,648
Accumulated deficit	(464,993)	(469,463)	(479,166)
Accumulated other comprehensive loss	(27,856)	(31,328)	(10,782)
Total shareholders' equity (deficit)	9,487	(15,000)	2,192
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$1,889,540	$2,111,301	$1,999,955

See Notes to Condensed Consolidated Financial Statements.

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Net sales:
Retail clothing product	$588,447	$575,203	$1,807,879	$1,753,782
Rental services	124,697	126,410	350,019	373,208
Alteration and other services	38,597	45,909	116,600	138,835
Total retail sales	751,741	747,522	2,274,498	2,265,825
Corporate apparel clothing product	61,006	63,296	179,643	178,657
Total net sales	812,747	810,818	2,454,141	2,444,482
Cost of sales:
Retail clothing product	253,758	247,293	789,003	748,802
Rental services	17,319	20,455	51,342	60,580
Alteration and other services	33,022	34,138	100,949	103,686
Occupancy costs	101,521	103,579	304,312	311,994
Total retail cost of sales	405,620	405,465	1,245,606	1,225,062
Corporate apparel clothing product	44,392	46,596	131,674	131,527
Total cost of sales	450,012	452,061	1,377,280	1,356,589
Gross margin:
Retail clothing product	334,689	327,910	1,018,876	1,004,980
Rental services	107,378	105,955	298,677	312,628
Alteration and other services	5,575	11,771	15,651	35,149
Occupancy costs	(101,521)	(103,579)	(304,312)	(311,994)
Total retail gross margin	346,121	342,057	1,028,892	1,040,763
Corporate apparel clothing product	16,614	16,700	47,969	47,130
Total gross margin	362,735	358,757	1,076,861	1,087,893
Advertising expense	37,338	38,664	117,232	120,804
Selling, general and administrative expenses	246,305	243,466	739,654	750,995
Goodwill impairment charge	23,991	—	23,991	—
Operating income	55,101	76,627	195,984	216,094
Interest income	207	159	414	324
Interest expense	(18,757)	(24,412)	(61,602)	(75,200)
(Loss) gain on extinguishment of debt, net	(9,420)	2,539	(30,253)	6,535
Earnings before income taxes	27,131	54,913	104,543	147,753
Provision for income taxes	13,256	18,021	27,521	50,551
Net earnings	$13,875	$36,892	$77,022	$97,202
Net earnings per common share:
Basic	$0.28	$0.75	$1.55	$1.98
Diluted	$0.27	$0.75	$1.52	$1.97
Weighted-average common shares outstanding:
Basic	50,000	49,206	49,766	49,040
Diluted	50,722	49,430	50,764	49,251
Cash dividends declared per common share	$0.18	$0.18	$0.54	$0.54

See Notes to Condensed Consolidated Financial Statements.

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
	2018	2017	2018	2017

Net earnings	$13,875	$36,892	$77,022	$97,202
Currency translation adjustments	(4,056)	(5,257)	(26,023)	10,857
Unrealized gain (loss) on cash flow hedges, net of tax	4,980	2,110	8,949	(2,102)
Comprehensive income	$14,799	$33,745	$59,948	$105,957

See Notes to Condensed Consolidated Financial Statements.

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended
	November 3, 2018	October 28, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$77,022	$97,202
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	78,088	78,929
Rental product amortization	30,720	32,779
Goodwill impairment charge	23,991	—
Loss (gain) on extinguishment of debt, net	30,253	(6,535)
Amortization of deferred financing costs and discount on long-term debt	2,936	5,391
Loss on disposition of assets	8,599	1,407
Asset impairment charges	504	2,867
Share-based compensation	11,555	14,850
Deferred tax benefit	(2,956)	(243)
Deferred rent expense and other	395	422
Changes in operating assets and liabilities:
Accounts receivable	(5,661)	(13,192)
Inventories	(49,739)	(13,569)
Rental product	(14,665)	(6,554)
Other assets	10,560	16,632
Accounts payable, accrued expenses and other current liabilities	70,924	24,394
Income taxes payable	10,313	19,870
Other liabilities	(5,022)	(2,112)
Net cash provided by operating activities	277,817	252,538
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(46,927)	(55,956)
Proceeds from divestiture of business	17,755	—
Acquisition of business, net of cash	—	(457)
Proceeds from sales of property and equipment	—	2,157
Net cash used in investing activities	(29,172)	(54,256)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on original term loan	(993,420)	(9,879)
Proceeds from new term loan	895,500	—
Payments on new term loan	(6,750)	—
Proceeds from asset-based revolving credit facility	465,500	235,900
Payments on asset-based revolving credit facility	(407,000)	(235,900)
Repurchase and retirement of senior notes	(199,365)	(106,731)
Deferred financing costs	(6,713)	(2,464)
Cash dividends paid	(27,833)	(26,895)
Proceeds from issuance of common stock	6,149	1,334
Tax payments related to vested deferred stock units	(7,510)	(1,682)
Net cash used in financing activities	(281,442)	(146,317)
Effect of exchange rate changes	(2,385)	3,390
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(35,182)	55,355
Balance at beginning of period	103,607	70,889
Balance at end of period	$68,425	$126,244

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

In February 2016, the FASB issued ASU No. 2016-02, Leases.  ASU 2016-02 increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  The main difference between previous U.S. GAAP and ASU 2016-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. ASU 2016-02 is effective for public companies for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption of ASU 2016-02 is permitted.  In July 2018, the FASB issued ASU 2018-11, Leases - Targeted Improvements, that provided a practical expedient that removed the requirement to restate prior period financial statements upon adoption of the standard, which we plan to elect.  We have completed our review of the guidance and have made progress in our assessment phase including finalizing the practical expedient and accounting policy elections we will make upon adoption. Furthermore, we have selected a lease accounting system and are implementing processes and controls around that system to enable the preparation of the required financial information for this standard. While we are still evaluating the impact ASU 2016-02 will have on our consolidated financial statements and related disclosures, we expect that it will result in a significant increase in our long-term assets and liabilities given we have a considerable number of operating leases.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.  Divestiture of MW Cleaners

On February 28, 2018, we entered into a definitive agreement to divest our MW Cleaners business for approximately $18.0 million, subject to certain adjustments, and the transaction closed on March 3, 2018.  During the first quarter of 2018, we received cash proceeds of $17.7 million and recorded a loss on the divestiture totaling $3.6 million, which is included within selling, general and administrative expenses (“SG&A”) in the condensed consolidated statement of earnings, and relates to our retail segment.  During the second quarter of 2018, we recorded a $0.2 million unfavorable final working capital adjustment, which is included in SG&A in the condensed consolidated statement of earnings, and relates to our retail segment.  During the third quarter of 2018, no amounts were recorded related to the divestiture.  For the nine months ended November 3, 2018, the total loss on the divestiture of the MW Cleaners business totaled $3.8 million.

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

	For the Three Months Ended		For the Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
	2018	2017	2018	2017
Numerator
Net earnings	$13,875	$36,892	$77,022	$97,202
Denominator
Basic weighted-average common shares outstanding	50,000	49,206	49,766	49,040
Dilutive effect of share-based awards	722	224	998	211
Diluted weighted-average common shares outstanding	50,722	49,430	50,764	49,251
Net earnings per common share:
Basic	$0.28	$0.75	$1.55	$1.98
Diluted	$0.27	$0.75	$1.52	$1.97

For the three and nine months ended November 3, 2018,  0.8 million and 0.6 million anti-dilutive shares of common stock were excluded from the calculation of diluted earnings per common share, respectively.  For the three and nine months ended October 28, 2017,  2.2 million and 2.1 million anti-dilutive shares of common stock were excluded from the calculation of diluted earnings per common share, respectively.

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

In October 2017, The Men’s Wearhouse amended the ABL Facility in part to increase the principal amount available to $550.0 million and extend the maturity date to October 2022.  In April 2018, The Men’s Wearhouse refinanced its Original Term Loan, and in October 2018, amended its term loan to reduce the interest rate margin.  See Credit Facilities section below for additional information.

The Credit Facilities and the Senior Notes contain customary non-financial and financial covenants, including fixed charge coverage ratios, total leverage ratios and secured leverage ratios.  Should our total leverage ratio and secured leverage ratio exceed certain thresholds specified in the agreements, we would be subject to certain additional restrictions, including limitations on our ability to make significant acquisitions and incur additional indebtedness. As of November 3, 2018, our total leverage ratio and secured leverage ratio are below these thresholds and we believe these ratios will remain below the thresholds specified in the agreements for the foreseeable future, which results in the elimination of these additional restrictions. In addition, as a result of the refinancing of our Original Term Loan and amending of our ABL Facility, our ability to pay dividends on our common stock has increased from a maximum of $10.0 million per quarter to a maximum of $15.0 million per quarter.

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

The New Term Loan will amortize in an annual amount equal to 1.0% of the principal amount of the New Term Loan, payable quarterly commencing on May 1, 2018.  Proceeds from the New Term Loan were reduced by a $4.5 million OID, which was presented as a reduction of the outstanding balance on the New Term Loan on the balance sheet and was to be amortized to interest expense over the contractual life of the New Term Loan.

The New Term Loan extends the maturity date of the Original Term Loan from June 18, 2021 until April 9, 2025, subject to a springing maturity provision that would accelerate the maturity of the New Term Loan to April 1, 2022 if any of the Company’s obligations under its Senior Notes remain outstanding on April 1, 2022.

The New Term Loan bears interest at a rate per annum equal to an applicable margin plus, at the Company’s option, either LIBOR (with a floor of 1.0%) or the base rate (with a floor of 2.0%).  In October 2018, we amended the New Term Loan resulting in a reduction in the interest rate margin of 25 basis points.  As a result of the amendment, the margins for borrowings under the New Term Loan are 3.25% for LIBOR and 2.25% for the base rate and the OID was eliminated.  The maturity date for the New Term Loan remains April 9, 2025, and all other material provisions of the New Term Loan remain unchanged.

The interest rate on the New Term Loan is based on 1-month LIBOR, which was 2.32% at November 3, 2018, plus the applicable margin of 3.25%, resulting in a total interest rate of 5.57%.  We have two interest rate swap agreements where the variable rates due under the New Term Loan have been exchanged for a fixed rate, including an interest rate swap entered into during June 2018.  At November 3, 2018, the total notional amount under these interest rate swaps is $715.0 million.  Please see Note 15 for additional information on our interest rate swaps.

As a result of our interest rate swaps, 80% of the variable interest rate under the New Term Loan has been converted to a fixed rate and, as of November 3, 2018, the New Term Loan had a weighted average interest rate of 5.69%.

In connection with the April 2018 refinancing of the New Term Loan, we incurred deferred financing costs of $5.6 million, which was to be amortized over the life of the New Term Loan using the interest method.  In addition, as a result of the refinancing, we recorded a loss on extinguishment of debt totaling $11.9 million consisting of the elimination of unamortized deferred financing costs and OID related to the Original Term Loan, which is included as a separate line in the condensed consolidated statement of earnings.

In connection with the October 2018 amendment of the New Term Loan, we incurred deferred financing costs of $1.1 million, which will be amortized over the life of the New Term Loan using the interest method.  In addition, we recorded a loss on extinguishment of debt totaling $9.4 million consisting of the elimination of unamortized deferred financing costs and OID, which is included as a separate line in the condensed consolidated statement of earnings.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In October 2017, we amended our ABL Facility, which now provides for a senior secured revolving credit facility of $550.0 million, with possible future increases to $650.0 million under an expansion feature, that matures in October 2022, and is guaranteed, jointly and severally, by Tailored Brands, Inc. and certain of our U.S. subsidiaries. The ABL Facility has several borrowing and interest rate options including the following indices:  (i) adjusted LIBOR, (ii) Canadian Dollar Offered Rate ("CDOR") rate, (iii) Canadian prime rate or (iv) an alternate base rate (equal to the greater of the prime rate, the New York Federal Reserve Bank (“NYFRB”) rate plus 0.5% or adjusted LIBOR for a one-month interest period plus 1.0%). Advances under the ABL Facility bear interest at a rate per annum using the applicable indices plus a varying interest rate margin of up to 1.75%.  The ABL Facility also provides for fees applicable to amounts available to be drawn under outstanding letters of credit which range from 1.25% to 1.75%, and a fee on unused commitments of 0.25%.  As of November 3, 2018, $58.5 million in borrowings were outstanding under the ABL Facility at a weighted average interest rate of approximately 5.3%. During the nine months ended November 3, 2018, the maximum borrowing outstanding under the ABL Facility was $104.5 million.

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

We utilize letters of credit primarily as collateral for workers compensation claims and to secure inventory purchases.  At November 3, 2018, letters of credit totaling approximately $33.8 million were issued and outstanding. Borrowings available under the ABL Facility as of November 3, 2018 were $457.7 million.

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

For the nine months ended November 3, 2018, as a result of the partial redemption of $175.0 million in face value of our Senior Notes as well as the repurchase and retirement of $17.6 million in face value of Senior Notes through open market transactions in the first quarter of 2018, we recorded a net loss on extinguishment totaling $8.9 million, which is included as a separate line in the condensed consolidated statement of earnings.  The net loss on extinguishment reflects a $6.7 million loss upon repurchase and the elimination of unamortized deferred financing costs totaling $2.2 million related to the Senior Notes.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Long-Term Debt

The following table provides details on our long-term debt as of November 3, 2018, October 28, 2017 and February 3, 2018 (in thousands):

	November 3,	October 28,	February 3,
	2018	2017	2018
Term Loan (net of unamortized OID of $0.0 million at November 3, 2018, $3.4 million at October 28, 2017, and $3.0 million at February 3, 2018)	$893,250	$1,033,514	$990,465
Senior Notes	228,607	460,000	421,209
ABL Facility	58,500	—	—
Less: Deferred financing costs related to the Term Loan and Senior Notes	(3,451)	(17,029)	(14,866)
Total long-term debt, net	1,176,906	1,476,485	1,396,808
Current portion of long-term debt	(9,000)	(8,750)	(7,000)
Total long-term debt, net of current portion	$1,167,906	$1,467,735	$1,389,808

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

The following table depicts the cumulative effect of the changes made to our February 3, 2018 balance sheet for the adoption of ASC 606 (in thousands):

	Reported		Adjusted
	Balance at	Impact of	Balance at
	February 3,	Adoption of	February 3,
	2018	ASC 606	2018
Assets:
Accounts receivable, net	$79,783	$(303)	$79,480
Inventories	851,931	(17,837)	834,094
Other current assets	78,252	2,753	81,005
Liabilities:
Accrued expenses and other current liabilities	285,537	32,378	317,915
Deferred taxes, net and other liabilities	164,191	(11,941)	152,250
Equity:
Accumulated deficit	(479,166)	(35,824)	(514,990)

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

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Revenues

The following table depicts the disaggregation of revenue by major source (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Net sales:
Men's tailored clothing product	$342,972	$330,618	$1,055,213	$1,004,430
Men's non-tailored clothing product	227,069	227,520	691,780	690,312
Women's clothing product	15,109	14,795	52,138	52,722
Other (1)	3,297	2,270	8,748	6,318
Total retail clothing product	588,447	575,203	1,807,879	1,753,782
Rental services	124,697	126,410	350,019	373,208
Alteration services	38,597	37,238	114,049	112,851
Retail dry cleaning services (2)	—	8,671	2,551	25,984
Total alteration and other services	38,597	45,909	116,600	138,835
Total retail sales	751,741	747,522	2,274,498	2,265,825
Corporate apparel clothing product	61,006	63,296	179,643	178,657
Total net sales	$812,747	$810,818	$2,454,141	$2,444,482

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

Retail Segment

For retail clothing product revenue, we transfer control and recognize revenue at a point in time, upon sale or shipment of the merchandise, net of actual sales returns and an accrual for estimated sales returns.  For rental and alteration services, we transfer control and recognize revenue at a point in time, upon receipt by the customer.  Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services.  Sales, use and value added taxes we collect from our customers and are remitted to governmental agencies are excluded from revenue.

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

Our estimate of the expected usage of points and certificates requires significant management judgment. Current and future changes to our assumptions or to loyalty program rules may result in material changes to the deferred revenue balance as well as recognized revenues from the loyalty program.  For example, during fiscal 2018, we plan to test potential changes to our loyalty program in order to improve the effectiveness of the program, such as redemption of points into a rewards certificate prior to reaching 500 points.

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

Sales Returns

Revenue from merchandise product sales is reported net of sales returns, which includes an estimate of future returns based on historical return rates, with a corresponding reduction to cost of sales. Our refund liability for sales returns was $6.1 million at November 3, 2018, which is included in accrued and other current liabilities and represents the expected value of the refund that will be due to our customers.  We also have a corresponding asset included in other current assets that represents the right to recover products from customers associated with sales returns of $2.7 million at November 3, 2018.  In prior years, we recognized an accrual for estimated sales returns on a net basis.

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

Contract Liabilities

The following table summarizes the opening and closing balances of our contract liabilities (in thousands):

	Balance at	Increase	Balance at
	February 3, 2018	(Decrease)	November 3, 2018
	As Adjusted
Contract liabilities	$141,552	$556	$142,108

Contract liabilities include cash payments received from customers in advance of our performance, including amounts which are refundable.  These liabilities primarily consist of customer deposits related to rental product or custom clothing

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

transactions since we typically receive payment from our customers prior to our performance and deferred revenue related to our loyalty programs and unredeemed gift cards.  These amounts are included as “Customer deposits, prepayments and refunds payable,” “Loyalty program liabilities” and “Unredeemed gift cards,” respectively, within the accrued expenses and other current liabilities line item on our condensed consolidated balance sheet.  Please see Note 10 for additional information on our accrued expenses and other current liabilities.

The amount of revenue recognized for the three and nine months ended November 3, 2018 that was included in the opening contract liability balance was $10.1 million and $76.4 million, respectively.  This revenue primarily consists of recognition of deposits for completed transactions as well as redeemed certificates related to our loyalty program and gift card redemptions.

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

In accordance with ASC 606, the following tables reflect the impact on our fiscal 2018 condensed consolidated statement of earnings and balance sheet as if we had continued to apply accounting standards in effect last year (“Legacy GAAP”) (in thousands, except per share amounts):

Statement of Earnings
	For the Three Months Ended November 3, 2018
	As	Amounts Under	Effect of Change
	Reported	Legacy GAAP	Increase/(Decrease)
Net sales:
Total retail sales	$751,741	$753,195	$1,454
Corporate apparel clothing product	61,006	62,353	1,347
Costs and expenses:
Total retail cost of sales	405,620	406,430	810
Total corporate apparel clothing product cost of sales	44,392	45,516	1,124
Selling, general and administrative expenses	246,305	245,918	(387)
Provision for income taxes	13,256	13,869	613
Net earnings	13,875	14,516	641
Diluted net earnings per common share	$0.27	$0.29	$0.02

	For the Nine Months Ended November 3, 2018
	As	Amounts Under	Effect of Change
	Reported	Legacy GAAP	Increase/(Decrease)
Net sales:
Total retail sales	$2,274,498	$2,273,821	$(677)
Corporate apparel clothing product	179,643	186,249	6,606
Costs and expenses:
Total retail cost of sales	1,245,606	1,246,396	790
Total corporate apparel clothing product cost of sales	131,674	137,045	5,371
Selling, general and administrative expenses	739,654	738,522	(1,132)
Provision for income taxes	27,521	27,758	237
Net earnings	77,022	77,685	663
Diluted net earnings per common share	$1.52	$1.53	$0.01

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Balance Sheet	November 3, 2018
	As	Amounts Under	Effect of Change
	Reported	Legacy GAAP	Increase/(Decrease)
Assets:
Accounts receivable, net	$80,696	$82,850	$2,154
Inventories	875,003	886,627	11,624
Other current assets	70,433	67,774	(2,659)
Liabilities:
Accrued expenses and other current liabilities	302,322	245,074	(57,248)
Deferred taxes, net and other liabilities	148,590	136,623	(11,967)
Equity:
Accumulated deficit	$(464,993)	$(428,506)	$36,487

7.  Supplemental Cash Flows

Supplemental disclosure of cash flow information is as follows (in thousands):

	For the Nine Months Ended
	November 3,	October 28,
	2018	2017

Cash paid for interest	$55,856	$66,628
Cash paid for income taxes, net	$3,331	$17,798

We had unpaid capital expenditure purchases included in accounts payable and accrued expenses and other current liabilities of approximately $12.9 million and $7.1 million at November 3, 2018 and October 28, 2017, respectively.  Capital expenditure purchases are recorded as cash outflows from investing activities in the condensed consolidated statement of cash flows in the period they are paid.

8.  Inventories

The following table provides details on our inventories as of November 3, 2018, October 28, 2017 and February 3, 2018 (in thousands):

	November 3,	October 28,	February 3,
	2018	2017	2018
Finished goods	$762,586	$873,030	$739,668
Raw materials and merchandise components	112,417	99,971	112,263
Total inventories	$875,003	$973,001	$851,931

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

Our effective income tax rate increased to 48.9% for the third quarter of 2018 from 32.8% for the third quarter of 2017 primarily due to the non-deductibility of the goodwill impairment charge and certain executive compensation costs partially offset by the impact of the Tax Reform Act.

Our effective income tax rate decreased to 26.3% for the first nine months of 2018 from 34.2% for the first nine months of 2017 primarily from enactment of the Tax Reform Act, the release of $3.1 million of state valuation allowances and anniversarying last year’s $2.2 million of tax deficiencies related to the vesting of stock-based awards recorded in the first nine months of 2017 resulting from the adoption of new accounting guidance related to stock-based compensation.

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

During the first nine months of 2018, there have been no material updates to these provisional amounts; however, we expect a favorable SAB 118 adjustment in the fourth quarter of 2018. While we have made a reasonable estimate of the impact of the Tax Reform Act, we are continuing to finalize the consequences of tax reform, including analyzing additional information related to the Tax Reform Act as supplemental legislation, regulatory guidance, or evolving technical interpretations become available.  We expect that our transition tax and the temporary differences that existed on the date of enactment will be presumed final once our federal return is filed.

Additionally, we are currently undergoing several audits; however, we currently do not believe these audits will result in any material charge to tax expense in the future.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.  Other Current Assets, Accrued Expenses and Other Current Liabilities and Deferred Taxes, net and Other Liabilities

The following table provides details on our other current assets as of November 3, 2018, October 28, 2017 and February 3, 2018 (in thousands):

	November 3,	October 28,	February 3,
	2018	2017	2018
Prepaid expenses	$56,030	$44,473	$47,545
Tax receivable	965	506	20,368
Other	13,438	8,587	10,339
Total other current assets	$70,433	$53,566	$78,252

The following table provides details on our accrued expenses and other current liabilities as of November 3, 2018, October 28, 2017 and February 3, 2018 (in thousands):

	November 3,	October 28,	February 3,
	2018	2017	2018
Accrued salary, bonus, sabbatical, vacation and other benefits	$70,378	$79,753	$84,767
Loyalty program liabilities	64,944	11,199	9,106
Customer deposits, prepayments and refunds payable	44,792	37,822	59,633
Sales, value added, payroll, property and other taxes payable	30,233	30,220	29,409
Unredeemed gift cards	26,279	34,552	39,609
Accrued workers compensation and medical costs	25,675	27,860	25,244
Accrued dividends	10,320	10,789	11,128
Accrued interest	6,055	19,550	3,281
Accrued royalties	3,287	6,020	5,032
Lease termination and other store closure costs	480	1,027	427
Other	19,879	22,741	17,901
Total accrued expenses and other current liabilities	$302,322	$281,533	$285,537

The increase in loyalty program liabilities and the decrease in unredeemed gift cards is primarily driven by the adoption of ASC 606, effective February 4, 2018.  Please see Note 6 for additional information.

The following table provides details on our deferred taxes, net and other liabilities as of November 3, 2018, October 28, 2017 and February 3, 2018 (in thousands):

	November 3,	October 28,	February 3,
	2018	2017	2018
Deferred and other income tax liabilities, net	$83,179	$91,760	$95,314
Deferred rent and landlord incentives	58,458	60,040	60,136
Unfavorable lease liabilities	2,085	3,279	2,910
Other	4,868	5,118	5,831
Total deferred taxes, net and other liabilities	$148,590	$160,197	$164,191

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.  Accumulated Other Comprehensive (Loss) Income

The following table summarizes the components of accumulated other comprehensive (loss) income for the nine months ended November 3, 2018 (in thousands and net of tax):

	Foreign
	Currency	Cash Flow	Pension
	Translation	Hedges	Plan	Total
BALANCE— February 3, 2018	$(11,116)	$145	$189	$(10,782)
Other comprehensive (loss) income before reclassifications	(26,023)	6,992	—	(19,031)
Amounts reclassified from accumulated other comprehensive loss	—	1,957	—	1,957
Net current-period other comprehensive (loss) income	(26,023)	8,949	—	(17,074)
BALANCE— November 3, 2018	$(37,139)	$9,094	$189	$(27,856)

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

Amounts reclassified from other comprehensive (loss) income for the nine months ended November 3, 2018 and October 28, 2017 relate to changes in the fair value of our interest rate swaps which is recorded within interest expense in the condensed consolidated statement of earnings and changes in the fair value of cash flow hedges related to inventory purchases, which is recorded within cost of sales in the condensed consolidated statement of earnings.

12.  Share-Based Compensation Plans

For a discussion of our share-based compensation plans, please see Note 13 in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Non-Vested Deferred Stock Units and Performance Units

The following table summarizes the activity of time-based and performance-based awards (collectively, "DSUs") for the nine months ended November 3, 2018:

			Weighted-Average
	Units		Grant-Date Fair Value
	Time-	Performance-	Time-	Performance-
	Based	Based	Based	Based
Non-Vested at February 3, 2018	1,014,689	993,631	$18.13	$19.55
Granted	627,770	254,895	27.44	28.33
Vested(1)	(592,025)	(131,074)	21.04	23.45
Forfeited	(151,398)	(730,623)	19.45	21.84
Non-Vested at November 3, 2018	899,036	386,829	$23.26	$19.68

(1)	Includes 264,794 shares relinquished for tax payments related to vested DSUs for the nine months ended November 3, 2018.

As of November 3, 2018, we have unrecognized compensation expense related to non-vested DSUs of $18.8 million, which is expected to be recognized over a weighted-average period of 1.5 years.

Stock Options

The following table summarizes the activity of stock options for the nine months ended November 3, 2018:

		Weighted-
	Number of	Average
	Shares	Exercise Price
Outstanding at February 3, 2018	1,527,176	$21.97
Granted	232,430	28.09
Exercised	(256,111)	19.22
Forfeited	(210,327)	16.42
Expired	(41,096)	51.18
Outstanding at November 3, 2018	1,252,072	$23.64
Exercisable at November 3, 2018	676,059	$28.33

The weighted-average grant date fair value of the 232,430 stock options granted during the nine months ended November 3, 2018 was $10.29 per share. The following table summarizes the weighted-average assumptions used to fair value the stock options at the date of grant using the Black-Scholes option model for the nine months ended November 3, 2018:

For the Nine Months Ended
November 3,
2018
Risk-free interest rate	2.70%
Expected lives	5.0 years
Dividend yield	4.21%
Expected volatility	56.55%

As of November 3, 2018, we have unrecognized compensation expense related to non-vested stock options of $2.5 million, which is expected to be recognized over a weighted-average period of 1.5 years.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cash Settled Awards

During 2017, we granted stock-based awards to certain employees, which vest over a period of three years, and will be settled in cash ("cash settled awards").  The fair value of the cash settled awards at each reporting period is based on the price of our common stock and includes a market condition.  The fair value of the cash settled awards will be remeasured at each reporting period until the awards are settled.  Cash settled awards are classified as liabilities in the condensed consolidated balance sheets.  At November 3, 2018, the liability associated with the cash settled awards was $3.9 million with $2.5 million recorded in accrued expenses and other current liabilities and $1.4 million recorded in other liabilities in the condensed consolidated balance sheets.

The following table summarizes the activity of cash settled awards for the nine months ended November 3, 2018 (in thousands):

Cash Settled Awards
Non-Vested at February 3, 2018	$8,353
Granted	—
Vested	(2,677)
Forfeited	(497)
Non-Vested at November 3, 2018	$5,179

As of November 3, 2018, we have unrecognized compensation expense related to non-vested cash settled awards of $2.5 million, which is expected to be recognized over a weighted-average period of 1.2 years.

Share-Based Compensation Expense

Share-based compensation expense, including cash settled awards, recognized for the three and nine months ended November 3, 2018 was $3.0 million and $14.9 million, respectively, of which $0.7 million, net of the impact of forfeited awards, was related to the retirement of our former Chief Executive Officer. Share-based compensation expense recognized for the three and nine months ended October 28, 2017 was $8.2 million and $17.2 million, respectively.

13.  Goodwill and Other Intangible Assets

Goodwill

Goodwill allocated to our reportable segments and changes in the net carrying amount of goodwill for the nine months ended November 3, 2018 are as follows (in thousands):

		Corporate
	Retail	Apparel	Total
Balance at February 3, 2018	$94,305	$25,987	$120,292
Goodwill impairment charge	—	(23,991)	(23,991)
Goodwill of divested business (see Note 2)	(13,588)	—	(13,588)
Translation adjustment	(1,242)	(1,996)	(3,238)
Balance at November 3, 2018	$79,475	$—	$79,475

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

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the third quarter of 2018, sales, profitability and cash flow of our corporate apparel reporting unit underperformed in comparison to our forecast.  The performance of our corporate apparel business was and continues to be impacted by increasing uncertainty surrounding Brexit, which is resulting in lower replenishment demand from existing accounts in the United Kingdom (“UK”).  In addition, in the third quarter of 2018, we received notification from a significant U.S. customer of their decision not to renew their existing agreement with us in 2019. As a result of the continued uncertainty surrounding Brexit and the notification from our U.S. customer, we appropriately lowered our forecast of sales, profitability and cash flow for the corporate apparel reporting unit for the fourth quarter of 2018 and future years.

As a result of the factors above, we determined that a triggering event occurred during the third quarter of 2018 and an interim goodwill impairment test for our corporate apparel reporting unit was required.  We concluded that the reporting unit’s goodwill was fully impaired and recorded a non-cash goodwill impairment charge of $24.0 million during the third quarter of 2018, which is included as a separate line in the condensed consolidated statement of earnings.  As of November 3, 2018, October 28, 2017, and February 3, 2018, accumulated goodwill impairment totaled $804.0 million, $778.5 million and $780.0 million, respectively.

Consistent with the procedures followed in our annual impairment test, we estimated the fair value of the reporting unit using a combined income and market comparable approach.  Our income approach uses projected future cash flows that are discounted using a weighted‑average cost of capital analysis that reflects current market conditions.  The market comparable approach primarily considers market price multiples of comparable companies and applies those price multiples to certain key drivers of the reporting unit.  We believe these two approaches are appropriate valuation techniques and we weighted the two values equally as an estimate of reporting unit fair value for the purposes of our impairment testing.

Management judgment is a significant factor in the goodwill impairment evaluation process. The computations require management to make estimates and assumptions. Critical assumptions used in the interim impairment test for the corporate apparel reporting unit included:

•

The potential future cash flows of the reporting unit.  The income approach relies on the timing and estimates of future cash flows. The projections use management’s estimates of economic and market conditions over the projected period, including growth rates in revenue, gross margin and expense (all Level 3 inputs in the fair value hierarchy).

•

Selection of an appropriate discount rate.  The income approach requires the selection of an appropriate discount rate, which is based on a weighted‑average cost of capital analysis. The discount rate is affected by changes in short‑term interest rates and long‑term yield as well as variances in the typical capital structure of marketplace participants. The weighted‑average cost of capital used to discount the cash flows for the interim goodwill impairment test was 13.5%, which is 100 basis points higher than the last annual test, reflecting the increasing uncertainty surrounding Brexit.

•

Selection of comparable companies within the industry.  For purposes of the market comparable approach, valuations were determined by calculating average price multiples of relevant key drivers from a group of companies that are comparable to the reporting unit being tested and applying those price multiples to the key drivers of the reporting unit. The determination of the market comparable also involves a degree of judgment. Earnings multiples used in the market comparable approach for the interim goodwill impairment test ranged from 5.5 to 8.0.

During the third quarter of 2018, we also performed an interim impairment test of the intangible assets of the corporate apparel reporting unit totaling $10.7 million, consisting of a customer relationship asset with a carrying value of $8.2 million and tradenames with a carrying value of $2.5 million and determined, as of November 3, 2018, that none were impaired.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Intangible Assets

The gross carrying amount and accumulated amortization of our identifiable intangible assets are as follows (in thousands):

	November 3,	October 28,	February 3,
	2018	2017	2018
Amortizable intangible assets:
Carrying amount:
Trademarks, tradenames and franchise agreements	$16,048	$16,074	$16,273
Favorable leases	12,695	13,475	13,229
Customer relationships	26,343	26,612	28,713
Total carrying amount	55,086	56,161	58,215
Accumulated amortization:
Trademarks, tradenames and franchise agreements	(10,709)	(10,404)	(10,558)
Favorable leases	(5,629)	(4,856)	(5,010)
Customer relationships	(18,153)	(16,078)	(17,992)
Total accumulated amortization	(34,491)	(31,338)	(33,560)
Total amortizable intangible assets, net	20,595	24,823	24,655
Indefinite-lived intangible assets:
Trademarks and tradename	144,238	144,249	144,332
Total intangible assets, net	$164,833	$169,072	$168,987

Pre-tax amortization expense associated with intangible assets subject to amortization totaled $1.0 million and $2.9 million for the three and nine months ended November 3, 2018.  Pre-tax amortization expense associated with intangible assets subject to amortization totaled $1.0 million and $3.1 million for the three and nine months ended October 28, 2017.  Pre-tax amortization associated with intangible assets subject to amortization at November 3, 2018 is estimated to be $0.9 million for the remainder of fiscal 2018, $3.7 million for fiscal 2019, $3.5 million for fiscal 2020, $3.4 million for fiscal 2021 and $2.1 million for fiscal 2022.

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

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

	Fair Value Measurements at Reporting Date
	Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
November 3, 2018—
Assets:
Derivative financial instruments	$—	$12,587	$—	$12,587
Liabilities:
Derivative financial instruments	$—	$797	$—	$797
February 3, 2018—
Assets:
Derivative financial instruments	$—	$4,019	$—	$4,019
Liabilities:
Derivative financial instruments	$—	$2,307	$—	$2,307
October 28, 2017—
Assets:
Derivative financial instruments	$—	$235	$—	$235
Liabilities:
Derivative financial instruments	$—	$2,198	$—	$2,198

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

Assets and Liabilities that are Measured at Fair Value on a Non-Recurring Basis

Long-lived assets, such as property and equipment, and identifiable intangibles, are periodically evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the asset carrying amount exceeds its fair value, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset.

During the three and nine months ended November 3, 2018, we incurred $0.2 million and $0.5 million, respectively, of asset impairment charges, which is included within SG&A expenses in our condensed consolidated statement of earnings, related to underperforming stores. In addition, during the nine months ended November 3, 2018, we recognized a writeoff of $4.0 million of rental product related to the closure of a rental product distribution center, which is included within cost of sales in our condensed consolidated statement of earnings.

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

Fair Value of Financial Instruments

Our financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses and other current liabilities and our Term Loan and Senior Notes.  Management estimates that, as of November 3, 2018, October 28, 2017, and February 3, 2018, the carrying value of our financial instruments, other than our Term Loan and Senior Notes, approximated their fair value due to the highly liquid or short-term nature of these instruments.  We believe that the borrowings under our ABL Facility approximate their fair value because interest rates are adjusted on a short-term basis.

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

	November 3, 2018		October 28, 2017		February 3, 2018
	Carrying	Estimated	Carrying	Estimated	Carrying	Estimated
	Amount(1)	Fair Value	Amount(1)	Fair Value	Amount(1)	Fair Value
Term Loan and Senior Notes, including current portion	$1,118,406	$1,130,202	$1,476,485	$1,461,283	$1,396,808	$1,407,449

(1)

The carrying value of the Term Loan and Senior Notes, including current portion is net of deferred financing costs of $3.5 million, $17.0 million and $14.9 million as of November 3, 2018, October 28, 2017 and February 3, 2018, respectively.

15.  Derivative Financial Instruments

In April 2017, we entered into an interest rate swap agreement on an initial notional amount of $260.0 million that matures in June 2021 with periodic interest settlements. At November 3, 2018, the notional amount totaled $370.0 million. Under this interest rate swap agreement, we receive a floating rate based on 1-month LIBOR and pay a fixed rate of 5.31% (including the applicable margin of 3.25%) on the outstanding notional amount. We have designated the interest rate swap as a cash flow hedge of the variability of interest payments under the Term Loan due to changes in the LIBOR benchmark interest rate.

In June 2018, we entered into an interest rate swap agreement on an initial notional amount of $320.0 million that matures in April 2025 with periodic interest settlements. At November 3, 2018, the notional amount totaled $345.0 million. Under this interest rate swap agreement, we receive a floating rate based on 1-month LIBOR and pay a fixed rate of 6.18% (including the applicable margin of 3.25%) on the outstanding notional amount. We have designated the interest rate swap as a cash flow hedge of the variability of interest payments under the Term Loan due to changes in the LIBOR benchmark interest rate.

At November 3, 2018, the fair value of the interest rate swaps was a net asset of $11.1 million with $2.3 million recorded in other current assets and $9.6 million recorded in other assets offset by $0.8 million recorded in accrued expenses and other current liabilities in our condensed consolidated balance sheet.  The effective portion of the swaps is reported as a component of accumulated other comprehensive (loss) income.  There was no hedge ineffectiveness at November 3, 2018.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Changes in fair value are reclassified from accumulated other comprehensive (loss) income into earnings in the same period that the hedged item affects earnings.

Over the next 12 months, $1.5 million of the effective portion of the interest rate swaps is expected to be reclassified from accumulated other comprehensive (loss) income into earnings within interest expense.  If, at any time, an interest rate swap is determined to be ineffective, in whole or in part, due to changes in the interest rate swap or underlying debt agreements, the fair value of the portion of the interest rate swap determined to be ineffective will be recognized as a gain or loss in the statement of earnings for the applicable period.

Also, we have entered into derivative instruments to hedge our foreign exchange risk, specifically related to the British pound and Euro.  At November 3, 2018, the notional amount of the British pound and Euro instruments totaled $25.6 million and $8.9 million, respectively, and mature at various times through December 2019. We have designated these instruments as cash flow hedges of the variability in exchange rates for those foreign currencies.  At November 3, 2018, the fair value of these cash flow hedges was an asset of $0.7 million recorded in other current assets in our condensed consolidated balance sheet. The effective portion of the hedges is reported as a component of accumulated other comprehensive (loss) income.  Hedge ineffectiveness at November 3, 2018 was immaterial.  Changes in fair value are reclassified from accumulated other comprehensive (loss) income into earnings in the same period that the hedged item affects earnings. Over the next 12 months, $1.8 million of the effective portion of the cash flow hedges is expected to be reclassified as expense into cost of sales from accumulated other comprehensive (loss) income.

In addition, we are exposed to market risk associated with foreign currency exchange rate fluctuations as a result of our direct sourcing programs, specifically related to the Canadian dollar.  As a result, from time to time, we may enter into derivative instruments to hedge this foreign exchange risk.  At November 3, 2018, the notional amount of these instruments totaled $4.6 million. We have not elected to apply hedge accounting to these derivative instruments. Amounts related to these transactions were immaterial to our consolidated financial statements.

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

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Additional net sales information is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Net sales:
Men's Wearhouse(1)	$454,927	$448,955	$1,347,933	$1,327,773
Jos. A. Bank	169,318	162,685	510,821	504,238
K&G	72,610	69,604	245,535	244,098
Moores	54,886	57,607	167,658	163,732
MW Cleaners(2)	—	8,671	2,551	25,984
Total retail segment	751,741	747,522	2,274,498	2,265,825
Total corporate apparel segment	61,006	63,296	179,643	178,657
Total net sales	$812,747	$810,818	$2,454,141	$2,444,482

(1)	Consists of Men's Wearhouse, Men's Wearhouse and Tux, tuxedo shops within Macy's (all 170 of which were closed during the second quarter of 2017) and Joseph Abboud.
(2)	On March 3, 2018, we completed the divestiture of our MW Cleaners business. Please see Note 2 for additional information.

Operating income (loss) by reportable segment, shared service expense, and the reconciliation to earnings before income taxes is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Operating income:
Retail	$127,621	$123,628	$360,484	$352,273
Corporate apparel	(20,879)	3,072	(18,127)	7,150
Shared service expense	(51,641)	(50,073)	(146,373)	(143,329)
Operating income	55,101	76,627	195,984	216,094
Interest income	207	159	414	324
Interest expense	(18,757)	(24,412)	(61,602)	(75,200)
(Loss) gain on extinguishment of debt, net	(9,420)	2,539	(30,253)	6,535
Earnings before income taxes	$27,131	$54,913	$104,543	$147,753

The results of the corporate apparel reportable segment were materially impacted by a non-cash goodwill impairment charge of $24.0 million.  Please see Note 13 for additional information.

Since February 3, 2018, total assets for our reportable segments have materially changed primarily as a result of the goodwill impairment charge for the corporate apparel business.  Total assets by reportable segment and shared services are as follows (in thousands):

	November 3,	October 28,	February 3,
	2018	2017	2018
Segment assets:
Retail	$1,424,320	$1,559,247	$1,434,992
Corporate apparel	180,046	216,391	222,872
Shared services(1)	285,174	335,663	342,091
Total assets	$1,889,540	$2,111,301	$1,999,955

(1)	Shared service assets consist primarily of cash and cash equivalents, assets related to our distribution network and tax-related assets.

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

On August 2, 2017, two American Airlines employees, Thor Zurbriggen and Dena Catan, filed a putative class action lawsuit against our Twin Hill subsidiary in the United States District Court for the Northern District of Illinois (Case No. 1:17-cv-05648). The complaint alleged claims for strict liability, negligence, and medical monitoring based on allegedly defective uniforms Twin Hill supplied to American Airlines for its employees. On September 28, 2017, the plaintiffs filed an amended complaint adding nine additional named plaintiffs, adding American Airlines, Inc. as a defendant, and adding claims for civil battery and intentional infliction of emotional distress. Plaintiffs filed a Seconded Amended Complaint on October 4, 2018 on behalf of 39 named plaintiffs, adding PSA Airlines, Inc. and Envoy Air Inc. as defendants, adding new factual allegations and adding a new claim of fraud against American.  The Second Amended Complaint included plaintiffs from the Onody (Case No. 1:18-cv-02303) and Joy (Case No. 1:18-cv-05808) matters we reported in prior filings. As a result, on October 16, 2018, the judge dismissed the separate Onody and Joy matters. We have timely answered the Second Amended Complaint and the matter will proceed in due course. We believe that any lawsuit filed on the basis of the safety of the Twin Hill uniforms supplied to American Airlines is without merit, and we intend to contest this action vigorously. Twin Hill has substantial and convincing evidence of the uniforms' safety and fitness for their intended purpose, and we believe that there is no evidence linking any of the plaintiffs' alleged injuries to our uniforms. The range of loss, if any, is not reasonably estimable at this time. We do not currently believe, however, that it will have a material adverse effect on our financial position, results of operations or cash flows.

On September 27, 2017, Heather Poole and numerous other American Airlines employees filed a lawsuit against our Twin Hill subsidiary in the Superior Court for the State of California for the County of Alameda (Case No. RG17876798).  The complaint attempts to allege claims for strict liability and negligence based on allegedly defective uniforms Twin Hill supplied to American Airlines for its employees. On December 11, 2017, the Company filed a demurrer to Plaintiff’s complaint.  On February 20, 2018, the Court granted our demurrer and dismissed the plaintiffs’ Complaint. Plaintiffs filed an amended complaint on April 10, 2018 and again on April 27, 2018, which added allegations regarding Plaintiffs’ alleged injuries and named Tailored Brands as a defendant. We believe that any lawsuit filed on the basis of the safety of the Twin Hill uniforms supplied to American Airlines is without merit, and we intend to contest this action vigorously. Twin Hill has substantial and convincing evidence of the uniforms' safety and fitness for their intended purpose, and we believe that there is no evidence linking any of the plaintiffs' alleged injuries to our uniforms. The range of loss, if any, is not reasonably estimable at this time. We do not currently believe, however, that it will have a material adverse effect on our financial position, results of operations or cash flows.

On October 30, 2017, Melodie Agnello, Denise Mumma, and numerous other American Airlines employees filed a lawsuit against our Twin Hill subsidiary in the Superior Court for the State of California for the County of Alameda (Case No. RG17880635).  The complaint attempts to allege claims for strict liability and negligence based on allegedly defective uniforms Twin Hill supplied to American Airlines for its employees. On December 11, 2017, the Company filed a demurrer to plaintiff’s complaint.  On February 20, 2018, the Court granted our demurrer and dismissed the plaintiffs’ Complaint. Plaintiffs filed an amended complaint on April 27, 2018, which added allegations regarding Plaintiffs’ alleged injuries and named Tailored Brands as a defendant. We believe that any lawsuit filed on the basis of the safety of the Twin Hill uniforms supplied to American Airlines is without merit, and we intend to contest this action vigorously. Twin Hill has substantial

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

and convincing evidence of the uniforms' safety and fitness for their intended purpose, and we believe that there is no evidence linking any of the plaintiffs' alleged injuries to our uniforms. The range of loss, if any, is not reasonably estimable at this time. We do not currently believe, however, that it will have a material adverse effect on our financial position, results of operations or cash flows.

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

On August 31, 2018, Michele Wagoner and several other American Airlines employees filed a lawsuit against our Twin Hill subsidiary and Tailored Brands in the Superior Court for the State of California for the County of Alameda (Case No. RG18919080).  The complaint attempts to allege claims for strict liability and negligence based on allegedly defective uniforms Twin Hill supplied to American Airlines for its employees.  We believe that any lawsuit filed on the basis of the safety of the Twin Hill uniforms supplied to American Airlines is without merit, and we intend to contest this action vigorously. Twin Hill has substantial and convincing evidence of the uniforms' safety and fitness for their intended purpose, and we believe that there is no evidence linking any of the plaintiffs' alleged injuries to our uniforms. The range of loss, if any, is not reasonably estimable at this time. We do not currently believe, however, that it will have a material adverse effect on our financial position, results of operations or cash flows.

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

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tailored Brands, Inc.

Condensed Consolidating Balance Sheet

November 3, 2018

(in thousands)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$981	$2,239	$65,205	$—	$68,425
Accounts receivable, net	—	25,010	237,715	86,644	(268,673)	80,696
Inventories	—	149,157	531,826	194,020	—	875,003
Other current assets	220	26,657	35,121	8,435	—	70,433
Total current assets	220	201,805	806,901	354,304	(268,673)	1,094,557
Property and equipment, net	—	190,905	206,167	33,806	—	430,878
Rental product, net	—	83,554	4,367	14,619	—	102,540
Goodwill	—	6,160	52,128	21,187	—	79,475
Intangible assets, net	—	—	154,144	10,689	—	164,833
Investments in subsidiaries	157,114	1,344,748	—	—	(1,501,862)	—
Other assets	—	16,046	660	80,786	(80,235)	17,257
Total assets	$157,334	$1,843,218	$1,224,367	$515,391	$(1,850,770)	$1,889,540
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$134,700	$188,583	$91,014	$90,334	$(268,673)	$235,958
Accrued expenses and other current liabilities	7,952	170,406	105,087	35,154	—	318,599
Current portion of long-term debt	—	9,000	—	—	—	9,000
Total current liabilities	142,652	367,989	196,101	125,488	(268,673)	563,557
Long-term debt, net	—	1,167,906	—	—	—	1,167,906
Deferred taxes, net and other liabilities	5,195	150,209	47,637	25,784	(80,235)	148,590
Shareholders' equity	9,487	157,114	980,629	364,119	(1,501,862)	9,487
Total liabilities and shareholders' equity	$157,334	$1,843,218	$1,224,367	$515,391	$(1,850,770)	$1,889,540

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

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tailored Brands, Inc.

Condensed Consolidating Statement of Earnings (Loss)

(in thousands)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Three Months Ended November 3, 2018
Net sales	$—	$453,316	$369,749	$149,863	$(160,181)	$812,747
Cost of sales	—	219,036	283,803	107,354	(160,181)	450,012
Gross margin	—	234,280	85,946	42,509	—	362,735
Operating expenses	1,443	135,498	133,986	27,658	(14,942)	283,643
Goodwill impairment charge	—	—	1,294	22,697	—	23,991
Operating (loss) income	(1,443)	98,782	(49,334)	(7,846)	14,942	55,101
Other income and expenses, net	—	—	14,942	—	(14,942)	—
Interest expense, net	(1,062)	(20,017)	1,970	559	—	(18,550)
Loss on extinguishment of debt, net	—	(9,420)	—	—	—	(9,420)
(Loss) earnings before income taxes	(2,505)	69,345	(32,422)	(7,287)	—	27,131
(Benefit) provision for income taxes	(505)	17,304	(6,844)	3,301	—	13,256
(Loss) earnings before equity in net income of subsidiaries	(2,000)	52,041	(25,578)	(10,588)	—	13,875
Equity in earnings (loss) of subsidiaries	15,875	(36,166)	—	—	20,291	—
Net earnings (loss)	$13,875	$15,875	$(25,578)	$(10,588)	$20,291	$13,875
Comprehensive income (loss)	$14,799	$20,300	$(25,578)	$(14,089)	$19,367	$14,799

Three Months Ended October 28, 2017
Net sales	$—	$447,936	$404,531	$242,893	$(284,542)	$810,818
Cost of sales	—	227,612	317,262	191,729	(284,542)	452,061
Gross margin	—	220,324	87,269	51,164	—	358,757
Operating expenses	917	135,740	134,433	27,465	(16,425)	282,130
Operating (loss) income	(917)	84,584	(47,164)	23,699	16,425	76,627
Other income and expenses, net	—	—	16,425	—	(16,425)	—
Interest expense, net	(129)	(27,789)	1,543	2,122	—	(24,253)
Gain on extinguishment of debt, net	—	2,539	—	—	—	2,539
(Loss) earnings before income taxes	(1,046)	59,334	(29,196)	25,821	—	54,913
(Benefit) provision for income taxes	(337)	19,267	(9,441)	8,532	—	18,021
(Loss) earnings before equity in net income of subsidiaries	(709)	40,067	(19,755)	17,289	—	36,892
Equity in earnings (loss) of subsidiaries	37,601	(2,466)	—	—	(35,135)	—
Net earnings (loss)	$36,892	$37,601	$(19,755)	$17,289	$(35,135)	$36,892
Comprehensive income (loss)	$33,745	$39,114	$(19,755)	$12,629	$(31,988)	$33,745

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Nine Months Ended November 3, 2018
Net sales	$—	$1,343,248	$1,137,489	$442,055	$(468,651)	$2,454,141
Cost of sales	—	664,219	862,803	318,909	(468,651)	1,377,280
Gross margin	—	679,029	274,686	123,146	—	1,076,861
Operating expenses	3,408	405,344	405,062	85,165	(42,093)	856,886
Goodwill impairment charge	—	—	1,294	22,697	—	23,991
Operating (loss) income	(3,408)	273,685	(131,670)	15,284	42,093	195,984
Other income and expenses, net	—	—	42,093	—	(42,093)	—
Interest expense, net	(2,749)	(66,141)	6,115	1,587	—	(61,188)
Loss on extinguishment of debt, net	—	(30,253)	—	—	—	(30,253)
(Loss) earnings before income taxes	(6,157)	177,291	(83,462)	16,871	—	104,543
(Benefit) provision for income taxes	(1,624)	37,882	(17,412)	8,675	—	27,521
(Loss) earnings before equity in net income of subsidiaries	(4,533)	139,409	(66,050)	8,196	—	77,022
Equity in earnings (loss) of subsidiaries	81,555	(57,854)	—	—	(23,701)	—
Net earnings (loss)	$77,022	$81,555	$(66,050)	$8,196	$(23,701)	$77,022
Comprehensive income (loss)	$59,948	$87,072	$(66,050)	$(14,395)	$(6,627)	$59,948

Nine Months Ended October 28, 2017
Net sales	$—	$1,324,731	$1,146,271	$513,276	$(539,796)	$2,444,482
Cost of sales	—	648,900	860,944	386,541	(539,796)	1,356,589
Gross margin	—	675,831	285,327	126,735	—	1,087,893
Operating expenses	2,599	425,912	405,988	82,321	(45,021)	871,799
Operating (loss) income	(2,599)	249,919	(120,661)	44,414	45,021	216,094
Other income and expenses, net	—	—	45,295	(274)	(45,021)	—
Interest expense, net	223	(79,010)	4,804	(893)	—	(74,876)
Gain on extinguishment of debt, net	—	6,535	—	—	—	6,535
(Loss) earnings before income taxes	(2,376)	177,444	(70,562)	43,247	—	147,753
Provision (benefit) for income taxes	1,441	57,951	(23,398)	14,557	—	50,551
(Loss) earnings before equity in net income of subsidiaries	(3,817)	119,493	(47,164)	28,690	—	97,202
Equity in earnings (loss) of subsidiaries	101,019	(18,474)	—	—	(82,545)	—
Net earnings (loss)	$97,202	$101,019	$(47,164)	$28,690	$(82,545)	$97,202
Comprehensive income (loss)	$105,957	$100,578	$(47,164)	$37,886	$(91,300)	$105,957

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tailored Brands, Inc.

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended November 3, 2018

(in thousands)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$29,194	$470,656	$11,157	$(205,357)	$(27,833)	$277,817

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(12,962)	(28,853)	(5,112)	—	(46,927)
Proceeds from divestiture of business	—	—	17,755	—	—	17,755
Intercompany activities	—	(228,450)	—	—	228,450	—
Net cash used in investing activities	—	(241,412)	(11,098)	(5,112)	228,450	(29,172)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on original term loan	—	(993,420)	—	—	—	(993,420)
Proceeds from new term loan	—	895,500	—	—	—	895,500
Payments on new term loan	—	(6,750)	—	—	—	(6,750)
Proceeds from asset-based revolving credit facility	—	465,500	—	—	—	465,500
Payments on asset-based revolving credit facility	—	(407,000)	—	—	—	(407,000)
Repurchase and retirement of senior notes	—	(199,365)	—	—	—	(199,365)
Deferred financing costs	—	(6,713)	—	—	—	(6,713)
Intercompany activities	—	(27,833)	—	228,450	(200,617)	—
Cash dividends paid	(27,833)	—	—	—	—	(27,833)
Proceeds from issuance of common stock	6,149	—	—	—	—	6,149
Tax payments related to vested deferred stock units	(7,510)	—	—	—	—	(7,510)
Net cash (used in) provided by financing activities	(29,194)	(280,081)	—	228,450	(200,617)	(281,442)
Effect of exchange rate changes	—	—	—	(2,385)	—	(2,385)
(Decrease) increase in cash and cash equivalents	—	(50,837)	59	15,596	—	(35,182)
Cash and cash equivalents at beginning of period	—	51,818	2,180	49,609	—	103,607
Cash and cash equivalents at end of period	$—	$981	$2,239	$65,205	$—	$68,425

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tailored Brands, Inc.

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended October 28, 2017

(in thousands)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$27,243	$404,404	$34,049	$(186,263)	$(26,895)	$252,538

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(15,413)	(36,146)	(4,397)	—	(55,956)
Acquisition of business, net of cash	—	—	—	(457)	—	(457)
Intercompany activities	—	(223,800)	—	—	223,800	—
Proceeds from sale of property and equipment	—	—	2,157	—	—	2,157
Net cash used in investing activities	—	(239,213)	(33,989)	(4,854)	223,800	(54,256)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on original term loan	—	(9,879)	—	—	—	(9,879)
Proceeds from asset-based revolving credit facility	—	235,900	—	—	—	235,900
Payments on asset-based revolving credit facility	—	(235,900)	—	—	—	(235,900)
Repurchase and retirement of senior notes	—	(106,731)	—	—	—	(106,731)
Deferred financing costs	—	(2,464)	—	—	—	(2,464)
Intercompany activities	—	(26,895)	—	223,800	(196,905)	—
Cash dividends paid	(26,895)	—	—	—	—	(26,895)
Proceeds from issuance of common stock	1,334	—	—	—	—	1,334
Tax payments related to vested deferred stock units	(1,682)	—	—	—	—	(1,682)
Net cash (used in) provided by financing activities	(27,243)	(145,969)	—	223,800	(196,905)	(146,317)
Effect of exchange rate changes	—	—	—	3,390	—	3,390
Increase in cash and cash equivalents	—	19,222	60	36,073	—	55,355
Cash and cash equivalents at beginning of period	—	1,002	1,881	68,006	—	70,889
Cash and cash equivalents at end of period	$—	$20,224	$1,941	$104,079	$—	$126,244

ITEM 2 — MANAGEMENT'S DISCUSSION AND ANALYSIS

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

Leadership Transition Discussion

On August 28, 2018, we reported that Douglas S. Ewert announced his intention to retire as Chief Executive Officer (“CEO”) and as a member of our Board of Directors (the “Board”), effective September 30, 2018. Dinesh Lathi, Non-Executive Chairman of the Board, was appointed Executive Chairman. In light of Mr. Lathi’s new role, the Board appointed Theo Killion as lead independent director. To ensure an orderly transition, Mr. Ewert agreed to serve as a strategic advisor until the end of the calendar year. The Board has initiated a comprehensive search process to identify a successor CEO. As a result of Mr. Ewert’s retirement, in the third quarter of 2018, we recorded a total of $6.4 million in costs including $5.4 million of severance and consulting costs, $0.7 million related to the accelerated vesting of certain share-based awards (net of the impact of forfeited awards) and $0.3 million of other costs.

We also announced that Bruce Thorn resigned from his position as President and Chief Operating Officer, effective August 31, 2018 to pursue another opportunity.

Third Quarter Discussion

During the third quarter of 2018, retail segment comparable sales increased 2.3% with all retail brands generating positive comparable sales.  Our sales growth was driven primarily by custom suiting, which sold at an average rate of $5 million per week.  During the third quarter, we executed well on our custom growth strategy including improving our custom offering’s speed, selection and service, making custom even more compelling to customers.

In addition, during the third quarter of 2018, we also executed our strategies to reduce inventories and debt to improve capital efficiency and strengthen our balance sheet.  Inventories at the end of third quarter of 2018 decreased approximately 10.0% compared to the end of the third quarter of 2017.  We also repriced our term loan, reducing the interest rate by 25 basis points, which lowers our annual cash interest expense by more than $2 million.  Our total debt has decreased approximately $300.0 million versus a year ago.

Also, we recorded a non-cash goodwill impairment charge of $24.0 million related to our corporate apparel reporting unit, which is included as a separate line in the condensed consolidated statement of earnings.  Please see Note 13 of the Notes to Condensed Consolidated Financial Statements and Goodwill and Other Indefinite-Lived Intangible Assets within ‘‘Critical Accounting Policies and Estimates’’ for further details.

Key operating metrics for the quarter ended November 3, 2018 include:

•	Net sales increased 0.2% primarily due to an increase in retail segment comparable sales partially offset by the impact of our MW Cleaners divestiture.
•	Comparable sales increased 1.7% at Men’s Wearhouse, 3.8% at Jos. A. Bank, 4.0% at K&G and 1.2% at Moores. Overall, comparable sales for our retail segment increased 2.3%.
•	Operating income was $55.1 million for the third quarter of 2018 compared to operating income of $76.6 million in the third quarter of 2017.
•	Diluted earnings per share were $0.27 for the third quarter of 2018 compared to diluted earnings per share of $0.75 in the third quarter of 2017.

Key liquidity metrics for the nine months ended November 3, 2018 include:

•

Cash and cash equivalents at the end of the third quarter of 2018 were $68.4 million, a decrease of $57.8 million compared to the end of the third quarter of 2017, resulting from the use of cash on hand in the second quarter of 2018 to fund a portion of the partial redemption of $175.0 million in face value of our Senior Notes.

•	Cash provided by operating activities was $277.8 million for the first nine months of 2018 compared to $252.5 million for the first nine months of 2017.
•	Capital expenditures were $46.9 million for the first nine months of 2018 compared to $56.0 million for the first nine months of 2017.
•

We repaid $100.2 million on our term loan, repurchased and retired $192.6 million in face value of Senior Notes and have $58.5 million of borrowings outstanding on our revolving credit facility as of November 3, 2018.

•	Dividends paid totaled $27.8 million for the first nine months of 2018.

Items Affecting Comparability of Results

The following table depicts the effect on pretax income for certain items that have impacted the comparability of our results in 2018 and 2017 (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
	2018	2017	2018	2017
Goodwill impairment charge(1)	$24.0	$—	$24.0	$—
Loss on extinguishment of debt (2)	9.4	—	29.4	—
CEO retirement costs	6.4	—	6.4	—
Closure of rental product distribution center (3)	0.6	—	5.0	—
Loss on divestiture of MW Cleaners (4)	—	—	3.8	—
Costs to terminate Macy's agreement (5)	—	—	—	17.2
Total (6)	$40.4	$—	$68.6	$17.2

(1)	Please see Note 13 to the condensed consolidated financial statements for additional information.
(2)

For the three months ended November 3, 2018, consists of $9.4 million related to the repricing of the Term Loan.  For the nine months ended November 3, 2018, consists of $11.9 million related to the refinancing of our Term Loan, $9.4 million related to the repricing of the Term Loan, and $8.1 million related to the partial redemption of our Senior Notes.  Please see Note 5 to the condensed consolidated financial statements for additional information.

(3)

For the three months ended November 3, 2018, consists of $0.3 million of closure related costs, $0.2 million of severance and $0.1 million of accelerated depreciation. For the nine months ended November 3, 2018, consists of $4.0 million of rental product writeoffs, $0.4 million of severance costs, $0.3 million of closure related costs and $0.3 million of accelerated depreciation.

(4)	Please see Note 2 to the condensed consolidated financial statements for additional information.
(5)	Please see Note 3 to the condensed consolidated financial statements for additional information.
(6)

For the three months ended November 3, 2018, less than $0.1 million is included in cost of sales, $7.0 million is included in selling, general and administrative expenses ("SG&A"), $24.0 million is included in goodwill impairment charges and $9.4 million is included in loss on extinguishment of debt.  For the nine months ended November 3, 2018, $4.1 million in cost of sales, $11.1 million is included in SG&A, $24.0 million is included in goodwill impairment charges and $29.4 million is included in loss on extinguishment of debt. For the nine months ended October 28, 2017, $1.4 million is included in cost of sales and $15.8 million is included in SG&A.

Store Data

The following table presents information with respect to retail apparel stores in operation during each of the respective fiscal periods:

	For the Three Months Ended		For the Nine Months Ended		For the Year Ended
	November 3,	October 28,	November 3,	October 28,	February 3,
	2018	2017	2018	2017	2018

Open at beginning of period:	1,469	1,484	1,477	1,667	1,667
Opened	2	2	3	4	4
Closed (1)	(2)	(6)	(11)	(191)	(194)
Open at end of the period	1,469	1,480	1,469	1,480	1,477

Men’s Wearhouse(2)	721	720	721	720	719
Men’s Wearhouse and Tux	49	51	49	51	51
Jos. A. Bank (3)	485	493	485	493	491
Moores	126	126	126	126	126
K&G	88	90	88	90	90
	1,469	1,480	1,469	1,480	1,477

(1)	All 170 tuxedo shops within Macy's stores were closed during the second quarter of 2017.
(2)	Includes one Joseph Abboud store.
(3)	Excludes franchise stores.

During the third quarter of 2018, we opened two Men’s Wearhouse stores and closed two Jos. A. Bank stores.

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

Results of Operations

For the Three Months Ended November 3, 2018 Compared to the Three Months Ended October 28, 2017

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	For the Three Months Ended(1)
	November 3,	October 28,
	2018	2017
Net sales:
Retail clothing product	72.4%	70.9%
Rental services	15.3	15.6
Alteration and other services	4.7	5.7
Total retail sales	92.5	92.2
Corporate apparel clothing product	7.5	7.8
Total net sales	100.0%	100.0%
Cost of sales(2):
Retail clothing product	43.1	43.0
Rental services	13.9	16.2
Alteration and other services	85.6	74.4
Occupancy costs	13.5	13.9
Total retail cost of sales	54.0	54.2
Corporate apparel clothing product	72.8	73.6
Total cost of sales	55.4	55.8
Gross margin(2):
Retail clothing product	56.9	57.0
Rental services	86.1	83.8
Alteration and other services	14.4	25.6
Occupancy costs	(13.5)	(13.9)
Total retail gross margin	46.0	45.8
Corporate apparel clothing product	27.2	26.4
Total gross margin	44.6	44.2
Advertising expense	4.6	4.8
Selling, general and administrative expenses	30.3	30.0
Goodwill impairment charge	3.0	—
Operating income	6.8	9.5
Interest income	0.0	0.0
Interest expense	(2.3)	(3.0)
(Loss) gain on extinguishment of debt, net	(1.2)	0.3
Earnings before income taxes	3.3	6.8
Provision for income taxes	1.6	2.2
Net earnings	1.7%	4.5%

(1)	Percentage line items may not sum to totals due to the effect of rounding.
(2)	Calculated as a percentage of related sales.

Net Sales

Total net sales increased $1.9 million, or 0.2%, to $812.7 million for the third quarter of 2018 as compared to the third quarter of 2017.

Total retail sales increased $4.2 million, or 0.6%, to $751.7 million for the third quarter of 2018 as compared to the third quarter of 2017 primarily due to a $13.2 million increase in clothing product sales, driven by an increase in comparable sales at all of our retail brands. This increase was partially offset by a $7.3 million decrease in alteration and other services revenues primarily reflecting the impact of our divestiture of MW Cleaners and a $1.7 million decrease in rental service revenues. The increase in total retail sales is further described below:

(in millions)	Amount Attributed to
$7.1	1.7% increase in comparable sales at Men's Wearhouse.
5.8	3.8% increase in comparable sales at Jos. A. Bank.
2.6	4.0% increase in comparable sales at K&G.
0.6	1.2% increase in comparable sales at Moores(1).
(2.9)	Decrease in non-comparable sales.
(2.4)	Decrease in net sales resulting from change in U.S./Canadian dollar exchange rate.
(6.6)	Other (primarily resulting from divestiture of MW Cleaners).
$4.2	Increase in total retail sales.

(1)	Comparable sales percentages for Moores are calculated using Canadian dollars.

Comparable sales is defined as net sales from stores open at least twelve months at period end, excluding stores where the square footage has changed by more than 25% within the past year, and includes e-commerce sales. Due to the 53-week to 52-week calendar shift, comparable sales for the third quarter of 2018 are compared with the 13-week period ended November 4, 2017.  We operate our business using an omni-channel approach and do not differentiate e-commerce sales from our other channels.

The increase in comparable sales at Men's Wearhouse resulted primarily from an increase in average unit retail (net selling prices) partially offset by a decrease in both units per transaction and transactions for clothing. Rental service comparable sales at Men’s Wearhouse decreased 0.6%. The increase at Jos. A. Bank resulted primarily from an increase in both transactions and average unit retail partially offset by a decrease in units per transaction. The increase at K&G resulted from an increase in transactions, units per transaction and average unit retail. The increase at Moores resulted primarily from an increase in transactions partially offset by a decrease in units per transaction, while average unit retail was flat.

Total corporate apparel clothing product sales decreased $2.3 million for the third quarter of 2018 as compared to the third quarter of 2017 primarily due to lower sales in the United Kingdom (“UK”) as well as the impact of a weaker British pound this year compared to last year of approximately $0.6 million.

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

Our total gross margin increased $4.0 million, or 1.1%, to $362.7 million in the third quarter of 2018 as compared to the third quarter of 2017 primarily as a result of higher retail clothing product revenue.  Total retail segment gross margin increased $4.1 million in the third quarter of 2018 compared to same period last year.

For the retail segment, total gross margin as a percentage of related sales increased to 46.0% in the third quarter of 2018 from 45.8% in the third quarter of 2017 primarily due to leveraging of occupancy costs as a percent of sales.

Occupancy costs, which includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, decreased $2.1 million primarily due to the impact of our divestiture of MW Cleaners. Occupancy costs as a percentage of retail sales decreased to 13.5% in the third quarter of 2018 as compared to 13.9% in the third quarter of 2017.

Corporate apparel gross margin decreased $0.1 million, or 0.5%, to $16.6 million for the third quarter of 2018 compared to the third quarter of 2017.  For the corporate apparel segment, total gross margin as a percentage of related sales increased to 27.2% in the third quarter of 2018 from 26.4% in the third quarter of 2017 primarily due to the impact of renegotiated pricing arrangements with our UK customers.

Advertising Expense

Advertising expense decreased to $37.3 million in the third quarter of 2018 from $38.7 million in the third quarter of 2017, a decrease of $1.3 million, or 3.4%.  As a percentage of total net sales, advertising expense decreased to 4.6% in the third quarter of 2018 from 4.8% in the third quarter of 2017.

Selling, General and Administrative Expenses

SG&A expenses increased to $246.3 million in the third quarter of 2018 from $243.5 million in the third quarter of 2017, an increase of $2.8 million, or 1.2%.  As a percentage of total net sales, these expenses increased to 30.3% in the third quarter of 2018 from 30.0% in the third quarter 2017. The components of this 0.3% net increase in SG&A expenses as a percentage of total net sales and the related dollar changes were as follows:

%	in millions	Attributed to
0.9	$7.0

Increase in non-recurring items as a percentage of sales to 0.9% in the third quarter of 2018 from 0.0% in the third quarter of 2017.  In the third quarter of 2018, these costs consisted of $6.4 million related to the retirement of our former CEO and $0.6 million related to the closure of a rental product distribution center.  For the third quarter of 2017, we incurred no such costs.

0.2	2.1	Store salaries increased $2.1 million primarily due to higher commissions and increased as a percentage of sales to 12.4% in the third quarter of 2018 from 12.2% in the third quarter of 2017.
(0.8)	(6.3)

Decrease in other SG&A expenses as a percentage of sales to 17.0% in the third quarter of 2018 from 17.8% in the third quarter of 2017.  Other SG&A expenses decreased $6.3 million primarily due to decreases in share-based compensation expense and lower operating costs resulting from the divestiture of MW Cleaners.

0.3	$2.8	Total

In the retail segment, SG&A expenses increased $1.3 million.  As a percentage of related net sales, SG&A expenses were flat at 24.1% in the third quarter of 2018 compared to the third quarter of 2017.

In the corporate apparel segment, SG&A expenses were flat.  As a percentage of related net sales, SG&A expenses increased to 21.8% in the third quarter of 2018 from 21.0% in the third quarter of 2017.

Shared service expenses represent costs not specifically related to the operations of our business segments and are included in SG&A and increased $1.5 million.  As a percentage of total net sales, SG&A expenses increased to 6.4% in the third quarter of 2018 from 6.2% in the third quarter of 2017.

Goodwill Impairment Charge

During the third quarter of 2018, we recorded a non-cash goodwill impairment charge of $24.0 million related to our corporate apparel reporting unit, which is included as a separate line in the condensed consolidated statement of earnings.  Please see Note 13 of the Notes to Condensed Consolidated Financial Statements and Goodwill and Other Indefinite-Lived Intangible Assets within ‘‘Critical Accounting Policies and Estimates’’ for further details.

Net (Loss) Gain on Extinguishment of Debt

The $9.4 million loss on extinguishment of debt in the third quarter of 2018 relates to the amending of the New Term Loan resulting in a reduction in the interest rate margin of 25 basis points and consists of the elimination of unamortized deferred financing costs and original issue discount (“OID”).

The $2.5 million net gain on extinguishment of debt in the third quarter of 2017 relates to open market repurchases of our Senior Notes.

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

Our effective income tax rate increased to 48.9% for the third quarter of 2018 from 32.8% for the third quarter of 2017 primarily due to the non-deductibility of the goodwill impairment charge and certain executive compensation costs partially offset by the impact of the Tax Reform Act.

For the third quarter of 2018, the statutory tax rates in U.S., Canada, UK and Hong Kong were approximately 21%, 26%, 19% and 16.5%, respectively. In addition, we recorded a Canadian withholding tax of 5% based on the removal of the permanent reinvestment representation in the fourth quarter of 2017.  For the third quarter of 2017, the statutory tax rates in U.S., Canada, UK and Hong Kong were approximately 35%, 26%, 19% and 16.5%, respectively.  For the third quarters of 2018 and 2017, tax expense for our operations in foreign jurisdictions totaled $3.3 million and $6.2 million, respectively.

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

Net Earnings

Net earnings were $13.9 million for the third quarter of 2018 compared with net earnings of $36.9 million for the third quarter of 2017.

For the Nine Months Ended November 3, 2018 Compared to the Nine Months Ended October 28, 2017

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	For the Nine Months Ended(1)
	November 3,	October 28,
	2018	2017
Net sales:
Retail clothing product	73.7%	71.7%
Rental services	14.3	15.3
Alteration and other services	4.8	5.7
Total retail sales	92.7	92.7
Corporate apparel clothing product	7.3	7.3
Total net sales	100.0%	100.0%
Cost of sales(2):
Retail clothing product	43.6	42.7
Rental services	14.7	16.2
Alteration and other services	86.6	74.7
Occupancy costs	13.4	13.8
Total retail cost of sales	54.8	54.1
Corporate apparel clothing product	73.3	73.6
Total cost of sales	56.1	55.5
Gross margin(2):
Retail clothing product	56.4	57.3
Rental services	85.3	83.8
Alteration and other services	13.4	25.3
Occupancy costs	(13.4)	(13.8)
Total retail gross margin	45.2	45.9
Corporate apparel clothing product	26.7	26.4
Total gross margin	43.9	44.5
Advertising expense	4.8	4.9
Selling, general and administrative expenses	30.1	30.7
Goodwill impairment charge	1.0	—
Operating income	8.0	8.8
Interest income	0.0	0.0
Interest expense	(2.5)	(3.1)
(Loss) gain on extinguishment of debt, net	(1.2)	0.3
Earnings before income taxes	4.3	6.0
Provision for income taxes	1.1	2.1
Net earnings	3.1%	4.0%

(1)	Percentage line items may not sum to totals due to the effect of rounding.
(2)	Calculated as a percentage of related sales.

Net Sales

Total net sales increased $9.7 million, or 0.4%, to $2,454.1 million for the first nine months of 2018 as compared to the first nine months of 2017.

Total retail sales increased $8.7 million, or 0.4%, to $2,274.5 million for the first nine months of 2018 as compared to the first nine months of 2017 due to a $54.1 million increase in clothing product revenues primarily due to an increase in comparable sales partially offset by a $23.2 million decrease in rental services revenue primarily reflecting a consumer shift to purchase suits for special occasions and a $22.2 million decrease in alteration and other services revenues primarily reflecting the impact of our divestiture of MW Cleaners. The increase in total retail sales is further described below:

(in millions)	Amount Attributed to
$24.6	2.0% increase in comparable sales at Men's Wearhouse.
10.7	2.3% increase in comparable sales at Jos. A. Bank.
3.8	1.7% increase in comparable sales at K&G.
3.7	2.3% increase in comparable sales at Moores(1).
(14.6)	Decrease in non-comparable sales.
0.4	Increase in net sales resulting from change in U.S./Canadian dollar exchange rate.
(19.9)	Other (primarily resulting from divestiture of MW Cleaners).
$8.7	Increase in total retail sales.

(1)	Comparable sales percentages for Moores are calculated using Canadian dollars.

Comparable sales is defined as net sales from stores open at least twelve months at period end, excluding stores where the square footage has changed by more than 25% within the past year, and includes e-commerce sales. We operate our business using an omni-channel approach and do not differentiate e-commerce sales from our other channels.

The increase in comparable sales at Men's Wearhouse resulted primarily from an increase in both transactions for clothing and average unit retail partially offset by a decrease in units per transaction. At Men's Wearhouse, rental service comparable sales decreased 5.6% primarily reflecting a consumer shift to purchase suits for special occasions. The increase at Jos. A. Bank resulted primarily from an increase in transactions partially offset by a decrease in average unit retail and units per transaction. The increase at K&G resulted from an increase in both units per transaction and average unit retail partially offset by a decrease in transactions. The increase at Moores resulted from an increase in transactions and a slight increase in average unit retail partially offset by a slight decrease in units per transaction.

Total corporate apparel clothing product sales increased $1.0 million for the first nine months of 2018 as compared to the first nine months of 2017 primarily due to a stronger British pound this year compared to last year of approximately $5.9 million partially offset by a decrease in sales at the UK.

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

Our total gross margin decreased $11.0 million, or 1.0%, to $1,076.9 million in the first nine months of 2018 as compared to the first nine months of 2017.  Total retail segment gross margin decreased $11.9 million, or 1.1%, in the first nine months of 2018 compared to the same period last year primarily due to lower rental service revenue as well as lower alteration and other services revenue primarily resulting from our divestiture of MW Cleaners.

For the retail segment, total gross margin as a percentage of retail sales decreased to 45.2% in the first nine months of 2018 from 45.9% in the nine months of 2017 driven primarily by deeper discounts on seasonal merchandise in support of our strategy to move to a more efficient inventory model partially offset by lower occupancy costs as a percent of sales.

Occupancy costs, which includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, decreased $7.7 million primarily due to the impact of our divestiture of MW Cleaners and the closure of our tuxedo shops within Macy’s in 2017. Occupancy costs as a percentage of retail sales decreased to 13.4% in the first nine months of 2018 from 13.8% in the first nine months of 2017.

Corporate apparel gross margin increased $0.8 million, or 1.8%, in the first nine months of 2018 as compared to the first nine months of 2017.  For the corporate apparel segment, total gross margin as a percentage of related sales increased to 26.7% in the first nine months of 2018 from 26.4% in the first nine months of 2017.

Advertising Expense

Advertising expense decreased to $117.2 million in the first nine months of 2018 from $120.8 million in the first nine months of 2017, a decrease of $3.6 million, or 3.0%.  The decrease in advertising expense was driven primarily by reductions in television advertising reflecting a shift to digital advertising, as well as the timing of marketing spend. As a percentage of total net sales, advertising expense was 4.8% in the first nine months of 2018 compared to 4.9% in the first nine months of 2017.

Selling, General and Administrative Expenses

SG&A expenses decreased to $739.7 million in the first nine months of 2018 from $751.0 million in the first nine months of 2017, a decrease of $11.3 million, or 1.5%.  As a percentage of total net sales, these expenses decreased to 30.1% in the first nine months of 2018 from 30.7% in the first nine months of 2017.  The components of this 0.6% decrease in SG&A expenses as a percentage of total net sales and the related dollar changes were as follows:

%	in millions	Attributed to
(0.2)	$(4.7)

Decrease in non-recurring items as a percentage of sales to 0.4% in the first nine months of 2018 from 0.6% in the first nine months of 2017.  For the first nine months of 2018, these costs totaled $11.1 million including $6.4 million related to the retirement of our former CEO, a $3.8 million loss on divestiture of our MW Cleaners business and $0.9 million related to the closure of a rental product distribution center.  For the first nine months of 2017, these costs totaled $15.8 million related to costs to terminate the Macy's agreement.

(0.1)	(1.2)

Store salaries decreased $1.2 million primarily due to the divestiture of MW Cleaners partially offset by higher store commissions and decreased as a percentage of sales to 12.5% in the first nine months of 2018 from 12.6% in the first nine months of 2017.

(0.3)	(5.4)

Other SG&A expenses decreased $5.4 million primarily due to lower operating costs resulting from the divestiture of MW Cleaners and a decrease in share-based compensation expense offset by higher employee-related benefit costs.  As a percentage of sales, other SG&A expenses decreased to 17.2% in the first nine months of 2018 from 17.5% in the first nine months of 2017.

(0.6)	$(11.3)	Total

In the retail segment, SG&A expenses decreased $16.5 million primarily due to anniversarying last year’s costs to terminate the Macy’s agreement.  As a percentage of related net sales, SG&A expenses decreased to 24.3% in the first nine months of 2018 from 25.1% in the first nine months of 2017.

In the corporate apparel segment, SG&A expenses increased $2.2 million.  As a percentage of related net sales, SG&A expenses increased to 22.9% in the first nine months of 2018 from 21.8% in the first nine months of 2017.

Shared service expenses represent costs not specifically related to the operations of our business segments and are included in SG&A and increased $3.0 million primarily due to costs related to the retirement of our former CEO. As a percentage of total net sales, SG&A expenses increased to 6.0% in the first nine months of 2018 from 5.9% in the first nine months of 2017.

Goodwill Impairment Charge

During the first nine months of 2018, we recorded a non-cash goodwill impairment charge of $24.0 million related to our corporate apparel reporting unit, which is included as a separate line in the condensed consolidated statement of earnings.  Please see Note 13 of the Notes to Condensed Consolidated Financial Statements and Goodwill and Other Indefinite-Lived Intangible Assets within ‘‘Critical Accounting Policies and Estimates’’ for further details.

Net (Loss) Gain on Extinguishment of Debt

The $30.3 million net loss on extinguishment of debt in the first nine months of 2018 consists of the elimination of unamortized deferred financing costs and OID related to the refinancing and repricing of our Term Loan totaling $21.4 million and an $8.9 million loss on extinguishment related to our Senior Notes.

The $6.5 million net gain on extinguishment of debt in the first nine months of 2017 relates to open market repurchases of our Senior Notes.

Provision for Income Tax

Our effective income tax rate decreased to 26.3% for the first nine months of 2018 from 34.2% for the first nine months of 2017 primarily from enactment of the Tax Reform Act, the release of $3.1 million of state valuation allowances and anniversarying last year’s $2.2 million of tax deficiencies related to the vesting of stock-based awards recorded in the first six months of 2017 resulting from the adoption of new accounting guidance related to stock-based compensation.

For the first nine months of 2018, the statutory tax rates in U.S., Canada, UK and Hong Kong were approximately 21%, 26%, 19% and 16.5%, respectively. For the first nine months of 2017, the statutory tax rates in U.S., Canada, UK and Hong Kong were approximately 35%, 26%, 19% and 16.5%, respectively.  For the first nine months of 2018 and 2017, tax expense for our operations in foreign jurisdictions totaled $8.7 million and $12.2 million, respectively.

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

Net Earnings

Net earnings were $77.0 million for the first nine months of 2018 compared with net earnings of $97.2 million for the first nine months of 2017.

Liquidity and Capital Resources

Our primary sources of working capital are cash flows from operations and available borrowings under our revolving credit agreement, as described below.  The following table provides details on our cash and cash equivalents and working capital position as of November 3, 2018, October 28, 2017 and February 3, 2018:

	November 3,	October 28,	February 3,
	2018	2017	2018
Cash and cash equivalents	$68,425	$126,244	$103,607
Working capital	$531,000	$735,635	$669,809

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

In October 2017, The Men’s Wearhouse amended the ABL Facility in part to increase the principal amount available to $550.0 million and extend the maturity date to October 2022.  In April 2018, The Men’s Wearhouse refinanced its Original Term Loan, and in October 2018, amended its term loan to reduce the interest rate margin.  See Credit Facilities section below for additional information.

The Credit Facilities and the Senior Notes contain customary non-financial and financial covenants, including fixed charge coverage ratios, total leverage ratios and secured leverage ratios.  Should our total leverage ratio and secured leverage ratio exceed certain thresholds specified in the agreements, we would be subject to certain additional restrictions, including limitations on our ability to make significant acquisitions and incur additional indebtedness. As of November 3, 2018, our total leverage ratio and secured leverage ratio are below these thresholds and we believe these ratios will remain below the thresholds specified in the agreements for the foreseeable future, which results in the elimination of these additional restrictions. In addition, as a result of the refinancing of our Original Term Loan and amending of our ABL Facility, our ability to pay dividends on our common stock has increased from a maximum of $10.0 million per quarter to a maximum of $15.0 million per quarter.

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

The New Term Loan will amortize in an annual amount equal to 1.0% of the principal amount of the New Term Loan, payable quarterly commencing on May 1, 2018.  Proceeds from the New Term Loan were reduced by a $4.5 million OID, which was presented as a reduction of the outstanding balance on the New Term Loan on the balance sheet and was to be amortized to interest expense over the contractual life of the New Term Loan.

The New Term Loan extends the maturity date of the Original Term Loan from June 18, 2021 until April 9, 2025, subject to a springing maturity provision that would accelerate the maturity of the New Term Loan to April 1, 2022 if any of the Company’s obligations under its Senior Notes remain outstanding on April 1, 2022.

The New Term Loan bears interest at a rate per annum equal to an applicable margin plus, at the Company’s option, either LIBOR (with a floor of 1.0%) or the base rate (with a floor of 2.0%).  In October 2018, we amended the New Term Loan resulting in a reduction in the interest rate margin of 25 basis points.  As a result of the amendment, the margins for borrowings under the New Term Loan are 3.25% for LIBOR and 2.25% for the base rate and the OID was eliminated.  The maturity date for the New Term Loan remains April 9, 2025, and all other material provisions of the New Term Loan remain unchanged.

The interest rate on the New Term Loan is based on 1-month LIBOR, which was 2.32% at November 3, 2018, plus the applicable margin of 3.25%, resulting in a total interest rate of 5.57%.  We have two interest rate swap agreements where the variable rates due under the New Term Loan have been exchanged for a fixed rate, including an interest rate swap entered into during June 2018.  At November 3, 2018, the total notional amount under these interest rate swaps is $715.0 million.  Please see Note 15 for additional information on our interest rate swaps.

As a result of our interest rate swaps, 80% of the variable interest rate under the New Term Loan has been converted to a fixed rate and, as of November 3, 2018, the New Term Loan had a weighted average interest rate of 5.69%.

In October 2017, we amended our ABL Facility, which now provides for a senior secured revolving credit facility of $550.0 million, with possible future increases to $650.0 million under an expansion feature, that matures in October 2022, and is guaranteed, jointly and severally, by Tailored Brands, Inc. and certain of our U.S. subsidiaries. The ABL Facility has several borrowing and interest rate options including the following indices:  (i) adjusted LIBOR, (ii) Canadian Dollar Offered Rate ("CDOR") rate, (iii) Canadian prime rate or (iv) an alternate base rate (equal to the greater of the prime rate, the New York Federal Reserve Bank (“NYFRB”) rate plus 0.5% or adjusted LIBOR for a one-month interest period plus 1.0%). Advances under the ABL Facility bear interest at a rate per annum using the applicable indices plus a varying interest rate margin of up to 1.75%.  The ABL Facility also provides for fees applicable to amounts available to be drawn under outstanding letters of credit which range from 1.25% to 1.75%, and a fee on unused commitments of 0.25%.  As of November 3, 2018, $58.5 million in borrowings were outstanding under the ABL Facility at a weighted average interest rate of approximately 5.3%.

We utilize letters of credit primarily as collateral for workers compensation claims and to secure inventory purchases.  At November 3, 2018, letters of credit totaling approximately $33.8 million were issued and outstanding. Borrowings available under the ABL Facility as of November 3, 2018 were $457.7 million.

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

Cash Flow Activities

Operating activities — Net cash provided by operating activities was $277.8 million and $252.5 million for the first nine months of 2018 and 2017, respectively.  The $25.3 million increase was driven by higher net earnings, after adjusting for certain items primarily related to extinguishment of debt and goodwill impairment as well as favorable fluctuations in accounts payable, accrued expenses and other current liabilities primarily due to timing, partially offset by an increase in inventories ahead of the fourth quarter holiday season.

Investing activities — Net cash used in investing activities was $29.2 million and $54.3 million for the first nine months of 2018 and 2017. The net change of $25.1 million was primarily driven by $17.8 million of net proceeds from the divestiture of MW Cleaners.

Financing activities — Net cash used in financing activities was $281.4 million and $146.3 million for the first nine months of 2018 and 2017, respectively.  The $135.1 million increase primarily reflects the impact of additional debt repayments this year compared to last year.

Share repurchase program — In March 2013, the Board of Directors (the "Board") approved a share repurchase program for our common stock.  At November 3, 2018, the remaining balance available under the Board's authorization was $48.0 million.  During the first nine months of 2018 and 2017, no shares were repurchased in open market transactions under the Board's authorization.

Dividends — Cash dividends paid were $27.8 million and $26.9 million for the first nine months of 2018 and 2017, respectively.  During each of the quarters ended November 3, 2018 and October 28, 2017, we declared quarterly dividends of $0.18 per share.

Future Sources and Uses of Cash

Our primary uses of cash are to finance working capital requirements of our operations and to repay our indebtedness.  In addition, we will use cash to fund capital expenditures, income taxes, dividend payments, operating leases and various other commitments and obligations, as they arise.

During the first nine months of 2018, we borrowed and repaid amounts under our ABL Facility with the maximum borrowing outstanding at any point in time totaling $104.5 million.

Capital expenditures are now anticipated to be approximately $90.0 million for 2018.  This amount includes the anticipated costs to open approximately three Men's Wearhouse stores and to relocate approximately seven stores across our retail brands.  The balance of the capital expenditures for 2018 will be used for store refreshes and other enhancements of our store fleet, investments in computer equipment and systems, distribution facilities improvements, and investment in other corporate assets.

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

Contractual Obligations

There have been no material changes to our contractual obligations as discussed in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018, except as related to long-term debt which are summarized below:

	Payments Due by Period
(In millions)
Contractual obligations	Total	<1 Year	1 - 3 Years	4 - 5 Years	> 5 Years
Long-term debt(1)	$1,573.5	$76.6	$147.3	$424.7	$924.9

(1)

Includes interest payments of $67.6 million within one year, $131.6 million between one and three years, $119.6 million between four and five years and $74.4 million beyond five years, at current interest rates including the impact of our interest rate swaps. The payments due by period do not consider amounts which may become payable under the excess cash flow provision of our New Term Loan.  Interest on our ABL borrowings is excluded from the amounts presented in the table due to our inability to predict the timing and settlement of our ABL borrowings.  See Notes 5 and 15 of Notes to the Condensed Consolidated Financial Statements for additional information.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires the appropriate application of accounting policies in accordance with generally accepted accounting principles.  In many instances, this also requires management to make estimates and assumptions about future events that affect the amounts and disclosures included in our financial statements.  We base our estimates on historical experience and various assumptions that we believe are reasonable under our current business model.  However, because future events and conditions and their effects cannot be determined with certainty, actual results will differ from our estimates and such differences could be material to our financial statements.  There have been no significant changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018 except as follows.

Goodwill and Other Indefinite-Lived Intangible Assets

During the third quarter of 2018, sales, profitability and cash flow of our corporate apparel reporting unit underperformed in comparison to our forecast.  The performance of our corporate apparel business was and continues to be impacted by increasing uncertainty surrounding Brexit, which is resulting in lower replenishment demand from existing accounts in the UK.  In addition, in the third quarter of 2018, we received notification from a significant U.S. customer of their decision not to renew their existing agreement with us in 2019. As a result of the continued uncertainty surrounding Brexit and the notification from our U.S. customer, we appropriately lowered our forecast of sales, profitability and cash flow for the corporate apparel reporting unit for the fourth quarter of 2018 and future years.

As a result of the factors above, we determined that a triggering event occurred during the third quarter of 2018 and an interim goodwill impairment test for our corporate apparel reporting unit was required.  We concluded that the reporting unit’s goodwill was fully impaired and recorded a non-cash goodwill impairment charge of $24.0 million during the third quarter of 2018, which is included as a separate line in the condensed consolidated statement of earnings.

Consistent with the procedures followed in our annual impairment test, we estimated the fair value of the reporting unit using a combined income and market comparable approach.  Our income approach uses projected future cash flows that are discounted using a weighted‑average cost of capital analysis that reflects current market conditions.  The market comparable approach primarily considers market price multiples of comparable companies and applies those price multiples to certain key drivers of the reporting unit.  We believe these two approaches are appropriate valuation techniques and we weighted the two values equally as an estimate of reporting unit fair value for the purposes of our impairment testing.

Management judgment is a significant factor in the goodwill impairment evaluation process. The computations require management to make estimates and assumptions. Critical assumptions used in the interim impairment test for the corporate apparel reporting unit included:

•

The potential future cash flows of the reporting unit.  The income approach relies on the timing and estimates of future cash flows. The projections use management’s estimates of economic and market conditions over the projected period, including growth rates in revenue, gross margin and expense (all Level 3 inputs in the fair value hierarchy).

•

Selection of an appropriate discount rate.  The income approach requires the selection of an appropriate discount rate, which is based on a weighted‑average cost of capital analysis. The discount rate is affected by changes in short‑term interest rates and long‑term yield as well as variances in the typical capital structure of marketplace participants. The weighted‑average cost of capital used to discount the cash flows for the interim goodwill impairment test was 13.5%, which is 100 basis points higher than the last annual test, reflecting the increasing uncertainty surrounding Brexit.

•

Selection of comparable companies within the industry.  For purposes of the market comparable approach, valuations were determined by calculating average price multiples of relevant key drivers from a group of companies that are comparable to the reporting unit being tested and applying those price multiples to the key drivers of the reporting unit. The determination of the market comparable also involves a degree of judgment. Earnings multiples used in the market comparable approach for the interim goodwill impairment test ranged from 5.5 to 8.0.

As of November 3, 2018, goodwill totaled $79.5 million, with $58.3 million allocated to our Men’s Wearhouse reporting unit and $21.2 million allocated to our Moores reporting unit.    Based on our last annual impairment evaluation, the fair values of these reporting units significantly exceeded their carrying values and, therefore, as of November 3, 2018, no reporting units are deemed “at risk” for goodwill impairment.

During the third quarter of 2018, we also performed an interim impairment test of the intangible assets of the corporate apparel reporting unit totaling $10.7 million, consisting of a customer relationship asset with a carrying value of $8.2 million and tradenames with a carrying value of $2.5 million and determined, as of November 3, 2018, that none were impaired.  The estimated fair value of the customer relationship asset exceeded its carrying value by approximately 32%.

Estimating future cash flows requires management to make assumptions and to apply judgment, including forecasting future sales, costs and useful lives of assets. Significant judgment is also involved in selecting the appropriate discount rate to be applied in determining the estimated fair value of an asset. Changes to our key assumptions related to future performance, market conditions and other economic factors can significantly affect our impairment evaluation and may trigger the need for future impairment tests possibly resulting in future impairment charges related to intangible assets of the corporate apparel reporting unit.

We are committed to an ongoing evaluation of our portfolio of businesses and maximizing value for our shareholders.  Such an evaluation may result in the consideration of a range of options related to our corporate apparel business, some of which could result in additional non-cash losses in future periods.

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

Our estimate of the expected usage of points and certificates requires significant management judgment. Current and future changes to our assumptions or to loyalty program rules may result in material changes to the deferred revenue balance as well as recognized revenues from the loyalty program.  For example, during fiscal 2018, we plan to test potential changes to our loyalty program in order to improve the effectiveness of the program, such as redemption of points into a rewards certificate prior to reaching 500 points.

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

As discussed in Note 5 and Note 15 of the Notes to the Condensed Consolidated Financial Statements, we have undertaken steps to mitigate our exposure to changes in interest rates on our New Term Loan.  As of November 3, 2018, 80% of the variable interest rate under the New Term Loan has been converted to a fixed rate.  At November 3, 2018, the effect of one percentage point change in interest rates would result in an approximate $1.8 million change in annual interest expense on our New Term Loan.

In addition, borrowings under our ABL Facility bear a floating rate of interest.  As of November 3, 2018, the outstanding borrowings under the ABL Facility were $58.5 million.  At November 3, 2018, the effect of a one percentage point change in interest rates would result in an approximate $0.6 million change in annual interest expense on our ABL borrowings.

ITEM 4 — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's principal executive officer ("Executive Chairman") and principal financial officer ("CFO"), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report.  Based on this evaluation, the Executive Chairman and CFO have concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective to ensure information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Company's management, including the Executive Chairman and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the fiscal third quarter ended November 3, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 17 of the Notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

ITEM 1A — RISK FACTORS

For a more detailed explanation of the factors affecting our business, please refer to the Risk Factors section in the Form 10-K for the fiscal year ended February 3, 2018.  There has not been a material change to the risk factors set forth in the Form 10-K for the fiscal year ended February 3, 2018, except for the following risk factors which supplement and/or update risk factors previously disclosed and should be considered in conjunction with the Risk Factors section in the Form 10-K for the fiscal year ended February 3, 2018:

We source our products globally, therefore, we may be impacted by tariffs recently imposed and proposed by the U.S. with respect to certain products imported from China.

In fiscal 2017, we reported that our retail brands sourced approximately 66% of direct sourced merchandise from Asia (39% from China) while 11% was sourced in the U.S. (primarily from our U.S. factory), 6% was sourced in Mexico and 17% was sourced in other regions.  The Company’s historical practice was to include raw materials sourced in foreign countries even if the finished goods using those raw materials were manufactured in a different country.  As the U.S. has recently imposed tariffs on certain imports from China, we believe revising our historical practice to report the amount of finished goods manufactured in foreign countries is more meaningful to investors to evaluate the impact of current or future tariffs on imports from China.  For fiscal 2017, our revised metrics reflect that our retail brands sourced approximately 74% of direct sourced merchandise from Asia (30% from China) while 9% was sourced in the U.S. (primarily from our U.S. factory), 6% was sourced in Mexico and 11% was sourced in other regions.

During 2018, the U.S. imposed tariffs on goods imported from China and expressed a willingness for further tariffs on additional goods imported from China. As a result, we are evaluating the potential impact of the effective and proposed tariffs on our supply chain, costs, sales and profitability and are considering strategies to address such impact. Given the uncertainty regarding the scope and duration of the effective and proposed tariffs, as well as the potential for additional trade actions by the U.S. or other countries, the impact on our operations and results is uncertain and could be significant, and we can provide no assurance that any strategies we implement to address the impact of such tariffs or other trade actions will be successful. To the extent that our supply chain, costs, sales or profitability are negatively affected by the tariffs or other trade actions, our business, financial condition and results of operations may be materially adversely affected.

Our corporate apparel business faces risks relating to the United Kingdom’s 2016 referendum, which called for its exit from the European Union.

The June 2016 referendum result in the United Kingdom (“UK”) to exit the European Union (“EU”) (commonly known as “Brexit”), and the subsequent commencement of the official withdrawal process by the UK government in March 2017, has created uncertainties affecting our business operations in the UK.  For the first nine months of 2018, net sales of our UK operations constituted approximately 6% of our consolidated net sales.

In the near term, we believe this uncertainty has caused some of our UK customers and potential customers to curtail spending on their uniform programs.  In the longer term, any impact from Brexit on our corporate apparel business will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations. Although it is unknown what the result of those negotiations will be, it is possible that new terms may disrupt trade and the movement of goods, services and people between the UK and the EU or other countries, disrupt the stability of the EU generally, as well as create legal, political and global economic uncertainty. These and other potential implications may adversely affect our corporate apparel business, results of operations and financial condition.

The decrease in sales for our UK operations, combined with the notification received by a significant U.S. customer of their decision not to renew their existing agreement with us in 2019, resulted in the lowering of our forecast of sales, profitability and cash flow for the corporate apparel reporting unit for the fourth quarter of 2018 and future years. As a result, we concluded that the goodwill of the corporate apparel business was fully impaired and recorded a non-cash goodwill impairment charge of $24.0 million during the third quarter of 2018.  Please see Note 13 of the Notes to Condensed Consolidated Financial Statements and Goodwill and Other Indefinite-Lived Intangible Assets within ‘‘Critical Accounting Policies and Estimates’’ for further details.

ITEM 6 — EXHIBITS

Exhibits filed with this quarterly report on Form 10-Q are incorporated herein by reference as set forth in the Index to Exhibits on page 56.

EXHIBIT INDEX

Exhibit Number		Exhibit Index

10.1	—

Separation Agreement by and between Tailored Shared Services, LLC and Douglas S. Ewert dated August 28, 2018 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 28, 2018).

10.2	—

Consulting Agreement by and between Tailored Shared Services, LLC and Douglas S. Ewert dated August 28, 2018 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 28, 2018).

10.3	—

Amendment No. 3 to Term Loan, dated as of October 10, 2018, by and among The Men’s Wearhouse, Inc., the Administrative Agent and the Term Lenders (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 10, 2018).

31.1	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Executive Chairman (filed herewith).
31.2	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).
32.1	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Executive Chairman (furnished herewith). †
32.2	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (furnished herewith). †
101.1	—

The following financial information from Tailored Brands, Inc.’s Quarterly Report on Form 10‑Q for the three and nine months ended November 3, 2018 formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

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

Dated: December 13, 2018	TAILORED BRANDS, INC.

	By	/s/ JACK P. CALANDRA
Jack P. Calandra
Executive Vice President, Chief Financial Officer and Treasurer