Form 10-K
period 2019-02-02
TAILORED BRANDS INC
filed 2019-03-29
CIK 884217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2019
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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T  (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒.  No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K  (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐.  No ☒.

The aggregate market value of the voting stock held by non‑affiliates of the registrant, based on the closing price of shares of common stock on the New York Stock Exchange on August 4, 2018, was approximately $1,031.3 million.

The number of shares of common stock of the registrant outstanding on March 22, 2019 was 50,180,832.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated as to
Notice and Proxy Statement for the Annual Meeting of	Part III: Items 10, 11, 12, 13 and 14
Shareholders scheduled to be held June 21, 2019

FORM 10‑K REPORT INDEX

Effective January 31, 2016, Tailored Brands, Inc., a Texas corporation (“Tailored Brands” or the “Company”), became the successor reporting company to The Men’s Wearhouse, Inc. (“Men’s Wearhouse”) pursuant to a holding company reorganization (the “Reorganization”).

Unless the context otherwise requires, references in this report to “Company,” “we,” “us” and “our” for periods prior to January 31, 2016, refer to Men’s Wearhouse, which was the parent company and the registrant prior to the Reorganization, and, for periods after the Reorganization, to Tailored Brands, which is the current parent holding company, in each case including its consolidated subsidiaries. References herein to years are to the Company’s 52‑week or 53‑week fiscal year, which ends on the Saturday nearest January 31 in the following calendar year. The periods presented in our financial statements are the fiscal years ended February 2, 2019 (“fiscal 2018”), February 3, 2018 (“fiscal 2017”) and January 28, 2017 (“fiscal 2016”). Each of these periods had 52 weeks except for fiscal 2017, which consisted of 53 weeks.

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

Any forward‑looking statements that we make herein and in future reports are not guarantees of future performance, and actual results may differ materially from those in such forward‑looking statements as a result of various factors. Factors that might cause or contribute to such differences include, but are not limited to: actions or inactions by governmental entities; domestic and international macro‑economic conditions; inflation or deflation; the loss of, or changes in, key personnel; success, or lack thereof, in formulating or executing our internal strategies and operating plans including new store and new market expansion plans; cost reduction initiatives and revenue enhancement strategies; changes in demand for clothing or rental product; market trends in the retail or rental business; customer confidence and spending patterns; changes in traffic trends in our stores; customer acceptance of our merchandise strategies, including custom clothing; performance issues with key suppliers; disruptions in our supply chain; severe weather; foreign currency fluctuations; government export and import policies, including the enactment of duties or tariffs; the impact of the United Kingdom’s proposed exit from the European Union; advertising or marketing activities of competitors; the impact of cybersecurity threats or data breaches; legal proceedings and the impact of climate change.

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

PART I

ITEM 1.  BUSINESS

General

We are a leading specialty retailer of men’s tailored clothing, and the largest men’s formalwear provider in the United States (“U.S.”) and Canada. We help men look and feel their best by offering a broad selection of clothing including suits, suit separates, sport coats, slacks, formalwear, business casual, denim, sportswear, outerwear, dress shirts, shoes and accessories.  We serve our customers through an expansive omni-channel network that includes over 1,400 stores in the U.S. and Canada as well as our branded e-commerce websites at www.menswearhouse.com, www.josbank.com, and www.josephabboud.com.

Our U.S. retail stores operate under the Men’s Wearhouse, Men’s Wearhouse and Tux, Jos. A. Bank, Joseph Abboud and K&G brand names and are located in 50 states and the District of Columbia. Our Canadian stores operate under the Moores brand name and are located in 10 Canadian provinces. As of February 2, 2019, the Company operated 1,464 stores throughout the U.S. and Canada.  These operations comprise our retail segment.

We also own and operate a factory located in New Bedford, Massachusetts that manufactures quality U.S. made tailored clothing consisting of designer suits (including custom suits), tuxedos, sport coats and slacks that we sell in our Men’s Wearhouse stores, our Joseph Abboud flagship store and via our e-commerce websites.  We also sell Joseph Abboud branded tailored clothing in our Moores stores, which is produced by a third party in Canada.

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

In prior periods, we owned and operated MW Cleaners, consisting of 38 retail dry cleaning, laundry and heirlooming facilities in Texas.  On March 3, 2018, we divested MW Cleaners for approximately $18.0 million.

Retail Segment

Overview

In our retail segment, we offer our products and services primarily through our retail brands—Men’s Wearhouse, Men’s Wearhouse and Tux, Jos. A. Bank, Moores, Joseph Abboud, and K&G—and through the internet at www.menswearhouse.com, www.josbank.com, and www.josephabboud.com. Men’s Wearhouse, Moores and K&G each operate as a house of brands carrying a wide selection of exclusive and non‑exclusive merchandise brands. Jos. A. Bank is a branded house where substantially all merchandise is sold under the exclusive Jos. A. Bank label. Joseph Abboud is our premium brand that is sold at Men’s Wearhouse and Moores and in our Joseph Abboud flagship store in New York.

Men’s Wearhouse, Men’s Wearhouse and Tux and Moores

Men’s Wearhouse and Moores target the male consumer (18 to 65 years old) by providing superior, personalized customer service and offering a broad selection of exclusive and non‑exclusive merchandise brands at regular and sale prices that we believe are competitive with specialty retailers and traditional department stores. Our merchandise includes suits, suit separates, sport coats, slacks, formalwear, business casual, denim, sportswear, outerwear, dress shirts, shoes and accessories in classic, modern, slim and ultra-slim fits and in a wide range of sizes including a selection of “Big and Tall” product.

Although basic styles comprise our core offerings, each season’s merchandise reflects current fit, fabric style and color trends. The inventory mix at our Men’s Wearhouse and Moores stores primarily consists of business, formalwear and business casual merchandise designed to meet the demand of our customers. Based on our experience, we believe that our assortment styling, breadth, quality and price coupled with our in-store service, provides us with an advantage over our competitors with our target customer.

During fiscal 2016, we introduced a new collection of custom apparel consisting of suits, sport coats, slacks, shirts, tuxedos and vests, which are personalized according to a customer’s selection from a variety of attribute-value combinations. In both fiscal 2017 and fiscal 2018, we experienced a significant increase in sales for custom clothing.  See “Business Strategy” for additional information on our custom clothing business and other strategic initiatives for 2019 and beyond.

We also offer a full selection of special occasion offerings including tuxedo and suit rental product (collectively, “rental product”). We believe our rental product broadens our customer base by drawing first‑time and younger customers into our stores.  During fiscal 2017 and fiscal 2018, we also experienced a trend by customers to purchase suits for special occasions instead of renting product.  Regardless of whether our customer chooses to purchase or rent, we believe we are well-positioned to meet our customers’ special occasion needs.

At February 2, 2019, we operated 719 Men’s Wearhouse retail apparel stores in 50 states and the District of Columbia. These stores are referred to as “Men’s Wearhouse stores” or “full line stores” that offer a full selection of retail merchandise and rental product. Men’s Wearhouse stores are primarily located in regional strip and specialty retail shopping centers or in freestanding buildings as we believe that men prefer direct and easy store access that enables our customers to park near the entrance of the store.

At February 2, 2019, we also operated another 46 stores in 22 states branded as Men’s Wearhouse and Tux. These stores are referred to as “rental stores” and offer a full selection of rental product and a limited selection of retail merchandise, and are located primarily in regional malls and lifestyle centers.  Since 2013, we have closed over 200 Men’s Wearhouse and Tux stores, consistent with our strategy to serve special occasion customers primarily through our full line stores.

At February 2, 2019, we operated 126 Moores retail apparel stores in 10 Canadian provinces. Moores stores are primarily located in regional strip and specialty retail shopping centers.

Jos. A. Bank

Jos. A. Bank targets the male consumer (25 to 65 years old) emphasizing superior, personalized customer service and offering high quality, business, formalwear and business casual merchandise, substantially all of which is Jos. A. Bank branded product including our Reserve and 1905 labels. Jos. A. Bank merchandise consists of suits, suit separates, sport coats, slacks, formalwear, business casual, denim, sportswear, outerwear, dress shirts, shoes and accessories in classic, modern, slim and ultra-slim fits and in a wide range of sizes including a selection of “Big and Tall” product.  Although the target gender and age of the Jos. A. Bank customer are similar to Men’s Wearhouse, we believe the Jos. A. Bank customer and the Men’s Wearhouse customer are distinct in their style preferences and, based on information from our loyalty programs, we believe that there is minimal overlap between the Jos. A. Bank customer and the Men’s Wearhouse customer.

Our merchandising strategy is focused on classic styling with attention to detail in quality materials and workmanship. Based on our experience, we believe that our assortment styling, breadth, quality and price coupled with our in-store service, provides us with an advantage over our competitors with our target customer.

During fiscal 2016, we introduced custom apparel at Jos. A. Bank consisting of suits, sport coats, slacks, shirts, tuxedos and vests, which are personalized according to a customer’s selection from a variety of attribute-value combinations.  Similar to Men’s Wearhouse and Moores, we experienced a significant increase in sales for custom clothing in both fiscal 2017 and 2018.  See “Business Strategy” for additional information on our custom clothing business and other strategic initiatives for 2019 and beyond.

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

At February 2, 2019, we operated 484 Jos. A. Bank retail apparel stores in 42 states and the District of Columbia. Jos. A. Bank stores are primarily located in specialty retail centers. In addition, as of February 2, 2019, there are 14 franchise stores.

K&G

K&G stores offer a value‑oriented superstore approach that we believe appeals to the more price‑sensitive customer in the apparel market. K&G offers first‑quality, current‑season apparel and accessories comparable in quality to that of value-oriented department stores, at prices we believe are typically up to 60% below the regular prices charged by such stores. K&G’s merchandising strategy emphasizes broad assortments across all major categories of both men’s and women’s career and casual apparel in a wide range of sizes including “Big and Tall” and “Women’s plus sizes” as well as tailored clothing, dress furnishings, sportswear, accessories, shoes and children’s apparel. This merchandise selection, which includes exclusive and non‑exclusive merchandise brands, positions K&G to attract a wide range of customers in each of its markets.

At February 2, 2019, we operated 88 K&G stores in 27 states, 84 of which offer women’s career apparel, sportswear, accessories, shoes and children’s apparel. K&G stores are “destination” stores located primarily in second generation strip shopping centers that are easily accessible from major highways and thoroughfares.

Business Strategy

To fulfill our mission of helping men feel and look their best, we believe we need to:

•	Offer personalized products and services;
•	Provide inspiring and seamless experiences in and across every channel; and
•	Build brands that stand for something more than just price.

Offer Personalized Products and Services

In 2018, our custom clothing business more than doubled to over $220 million, or approximately 9% of retail clothing product net sales, compared to over $100 million in fiscal 2017.  Our custom clothing offerings are available at all Men’s Wearhouse, Jos. A. Bank and Moores locations with two initial price points: an entry-level offering and a premium offering.

Our focus for the custom business has been on three key aspects that we believe are crucial to the customer: speed, selection and service.  We believe we have significant competitive advantages in these areas because we have:  1) supply chain advantages with our owned factory that manufactures our premium custom clothing in the U.S. and strong relationships and scale advantages with foreign manufacturers for our entry level custom clothing, 2) a wide assortment of custom suit fabrics to create high-quality and unique products for our customers and 3) a convenient U.S. and Canada store footprint staffed by expert wardrobe consultants and tailors.

However, we believe that delivering personalized products and services extends beyond our custom clothing offerings.  Given the continuing trend in casualization of workplace and special occasion attire, we plan to accelerate the evolution of our assortments to a mix that better reflects the way men dress for moments that matter.

Provide Inspiring and Seamless Experiences In and Across Every Channel

We want our customers to be able to shop whenever, wherever and however they choose and to have inspiring and seamless experiences in and across every channel.

Although our convenient U.S. and Canada store footprint continues to be a significant asset, we believe that the location, look, feel and functioning of our stores has not kept up with the evolving customer’s expectations.  As a result, we believe that we need to invest more in our store fleet.  For example, through the end of 2018, we have installed 580 custom clothing fixtures across the Men’s Wearhouse, Jos. A. Bank and Moores stores to provide a better custom suit buying experience.  Beginning in 2019, we expect to make more dramatic changes in our store fleet and plan to accelerate the pace at which we execute the changes, such as enhancements to make it easier for our customers to shop and improved visual displays.

Our current e-commerce capabilities include ‘virtualized inventory’ that enables our customers to order items through our websites when not available at the store. We can also ship online purchases from our stores to further enhance our customer’s online shopping experience and reduce delivery times.  In addition, we offer a guided shopping experience called “Look Finder” that provides customers with product recommendations. In 2019, we intend to continue to build on delivering personalized, high-tech, high-touch service online including critical investments in technologies, business processes and personnel, such as improvements in website speed, navigation and visual merchandising.

Beyond our store and e-commerce channels, we believe that marketing is an important element of the omni-channel experience. In 2017 and 2018, we began evolving our marketing mix, dedicating a greater share of our marketing mix to digital channels to target a broader customer segment.  We believe this advertising strategy is the most effective means of both attracting potential new customers as well as reinforcing the positive attributes of our various brands with our existing customer base.  In 2019, we expect to continue to shift our marketing mix into broad reach digital channels that are more relevant, more easily personalized, and whose performance is more easily measured.

Build Brands That Stand for Something More than Just Price

Historically, our advertising strategy was primarily focused on promotional messaging including channels such as television, email, digital (including social media), mobile and direct mail.  We believe that our target customers increasingly want to do business with brands that stand for more than just a discounted price.  As a result, in 2017 and 2018 we began shifting our advertising messaging away from pure promotional messaging, placing more emphasis on the quality of our product offerings and our high-touch customer service.

In 2019, we plan to continue to use marketing strategies to emphasize the reasons why men should shop with us beyond just price. This approach will continue to focus on our in-store experience to promote a more engaged, personalized shopping experience that features our wardrobe consultants who help men create their personal style.  We intend to build customer loyalty by gaining a greater understanding of our customer’s needs, helping him meet those needs, and giving him confidence in the way he looks.  In addition, we plan to strengthen our company reputation for social responsibility and grow brand affinity through our national suit drives in the U.S. and Canada, merchandise donations and social cause campaigns that resonate with our target customers.

Customer Service and Loyalty

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

Substantially all of our retail apparel stores offer tailoring services to facilitate timely alterations at a reasonable cost to customers. In addition, we utilize our regional tailor shops, which receive merchandise from stores to perform tailoring services and return the merchandise to the store for customer pickup.

We offer our “Perfect Fit” loyalty program to our Men’s Wearhouse, Men’s Wearhouse and Tux and Moores customers and our “Bank Account” loyalty program for Jos. A. Bank customers.  Under these loyalty programs, customers receive points for purchases. Points are generally equivalent to dollars spent on a one‑for‑one basis. Upon reaching 500 points, customers are issued a $50 rewards certificate that they may use to make purchases at our stores or online. All customers who register for our loyalty programs are eligible to participate and earn points for purchases. We believe that the loyalty programs facilitate our ability to cultivate long‑term relationships with our customers.

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

We are committed to social responsibility and environmental stewardship and have long supported the work of international agencies and organizations that seek to implement internationally recognized standards for labor practices.  We have developed and implemented a Supplier Code of Conduct that sets forth the compliance requirements that all suppliers must meet to do business with us. Our risk management department oversees our factory compliance efforts, and we also use the services of an outside audit company to conduct regular audits of factories we use.  We strive to work collaboratively with our clothing factories to positively influence them to embed compliance into their daily operations.  We also maintain standards and guidelines related to human trafficking and slavery and our managers with direct responsibility for supply chain management have attended training, particularly with respect to mitigating these risks within the supply chain.  For additional information regarding our commitment to improving factory working conditions, please review our 2018 Sustainability Report, which is available on our website at www.tailoredbrands.com.

In fiscal 2017, we reported that our retail brands sourced approximately 66% of direct sourced merchandise from Asia (39% from China) while 11% was sourced in the U.S. (primarily from our U.S. factory), 6% was sourced in Mexico and 17% was sourced in other regions.  Our historical practice was to include raw materials sourced in foreign countries even if the finished goods using those raw materials were manufactured in a different country.  As the U.S. has recently imposed tariffs on certain imports from China, we believe revising our historical practice to report the amount of finished goods manufactured in foreign countries is more meaningful to investors to evaluate the impact of current or future tariffs on imports from China.  For fiscal 2017, our revised metrics reflect that our retail brands sourced approximately 74% of direct sourced merchandise from Asia (30% from China) while 9% was sourced in the U.S. (primarily from our U.S. factory), 6% was sourced in Mexico and 11% was sourced in other regions.

In fiscal 2018, our retail brands sourced approximately 72% of direct sourced merchandise from Asia (23% from China) while 9% was sourced in Mexico, 8% was sourced in the U.S. (primarily from our U.S. factory) and 11% was sourced in other regions. Substantially all of our foreign purchases are negotiated and paid for in U.S. dollars.

We use a regional distribution center approach to leverage the geographic locations of our main distribution centers in Texas and Maryland, as well as the hub facilities described below.  Merchandise received into these regional distribution centers is either placed in back‑stock or allocated to a store for shipping. In the majority of our larger markets, we also have separate hub distribution facilities or space within certain stores used as redistribution facilities for their respective areas. Merchandise for Moores is distributed to the stores from our distribution center in Montreal, Quebec. The majority of merchandise for our K&G stores is direct shipped by suppliers to the stores with the remainder of K&G merchandise being managed via a third‑party logistics firm.

In 2018, to better align our operations with an increasing consumer preference to purchase suits or formalwear for their special occasion needs instead of renting product, we closed one of our rental product distribution centers.  As a result, our rental product is now located in six distribution facilities:  our Houston, Texas distribution center and five additional distribution facilities located in the U.S. (four) and Canada (one). The five additional distribution facilities also receive limited quantities of retail product, primarily formalwear accessories, that is sold in our Men’s Wearhouse, Men’s Wearhouse and Tux, Jos. A. Bank and Moores stores.

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

We believe that our merchandise offerings, including exclusive brands and custom clothing, and emphasis on customer service distinguish us from other retailers. Certain of our competitors (principally department stores) are larger and have substantially greater financial, marketing and other resources than we have and, therefore, they may have certain competitive advantages over us.

Corporate Apparel

Overview

Our international corporate apparel business operates under the Dimensions, Alexandra and Yaffy brands primarily in the UK and Europe, and Twin Hill in the U.S., and provides corporate clothing uniforms and workwear to workforces. We offer our corporate apparel clothing products through multiple channels including managed corporate accounts, catalogs and the internet at www.dimensions.co.uk,  www.alexandra.co.uk, and www.twinhill.com. We offer a wide variety of customer branded apparel such as shirts, blouses, trousers, skirts and suits as well as a wide range of other products, from aprons to safety vests to high visibility police outerwear. With respect to our managed contracts, we generally provide complete management of our customers’ corporate clothing programs.

During 2018, the performance of our corporate apparel business was, and will continue to be, impacted by increasing uncertainty surrounding the UK’s exit from the European Union (“EU”) (commonly known as Brexit), which is resulting in lower replenishment demand from existing accounts in the UK.  In addition, in the third quarter of 2018, we received notification from a significant U.S. customer of their decision not to renew their existing agreement with us in 2019. As a result of the continued uncertainty surrounding Brexit and the notification from our U.S. customer, we lowered our forecast of sales, profitability and cash flow for the corporate apparel business for the fourth quarter of 2018 and future years.

As a result of the factors above, we recorded a non-cash goodwill impairment charge of $24.0 million during the third quarter of 2018.  See Note 8 of the consolidated financial statements and Goodwill and Other Indefinite-Lived Intangible Assets within ‘‘Critical Accounting Policies and Estimates’’ for further details.

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

Under our managed contracts, we are the exclusive supplier of corporate wear to our customers’ employees. Because of the nature of the managed contract model, we ensure that we are fully involved in all of our customers’ uniform requirements, from daily replenishment requirements to longer term rebranding plans and wider corporate wear strategy.

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

Our catalogs are distributed electronically, via mail and by sales representatives to current and potential customers. The catalogs offer a full or curated range of our products and offer further branding or embellishment of most products ordered. Catalog orders can be placed via phone, mail, fax or direct contact with our sales representatives and, in the U.S., via client‑specific websites. Our UK e‑commerce platforms also allow online ordering via our websites and provide 24‑hour functionality, with a full list of our products and their details. Our typical catalog customers are small-to-medium sized organizations with a relatively smaller number of employees or organizations where brand differentiation is not imperative.  In addition, we regularly develop dedicated websites for our corporate clients for use by their employees in ordering their company specific corporate wear.

Merchandising

In our corporate apparel business, we work with our customers to create custom apparel programs designed to support and enhance their respective brands. Our comprehensive apparel collections, including basic apparel categories such as shirts, blouses, trousers, skirts and suits, as well as a wide range of other products from aprons to safety vests to high visibility police outerwear, feature designs with sizes and fits that meet the performance needs of our customers’ employees and utilize the latest technology in long‑wearing fabrications. Career wear, casual wear and workwear make up an increasingly significant portion of the product mix as service industry customers continue to grow.

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

Purchasing and Distribution

All corporate apparel garment production is outsourced to third‑party manufacturers, including fabric mills, through our direct sourcing programs. We have developed long‑term relationships with most of our direct manufacturers and fabric mills, which we believe provides stability, quality and reliability. We do not have any material long‑term contracts with our manufacturers and we do not believe that the loss of any manufacturer would significantly impact us. Where appropriate, we work with contract agent offices that support our relationships with our direct source suppliers and provide administrative functions on our behalf.  In addition, the agent offices assist with quality control inspections and ensure that our manufacturers adhere to our operating procedures manuals.  Also, we operate a dedicated liaison office in Bangladesh to perform these functions.

During 2018, approximately 60% of our corporate wear product purchases was sourced in Asia (primarily China, Pakistan, Bangladesh, and Indonesia) while approximately 40% was sourced from Europe and other regions. Our foreign purchases from Asia are negotiated and paid for in U.S. dollars, while our purchases from Europe and other regions are negotiated and paid for in British pounds, Euros or U.S. dollars.

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

Employees

At February 2, 2019, we had approximately 20,600 employees, consisting of approximately 18,100 in the U.S. and 2,500 in foreign countries, of which approximately 15,100 were full‑time employees. Seasonality affects the number of part‑time employees as well as the number of hours worked by full‑time and part‑time personnel.

At February 2, 2019, approximately 770 of our employees at the factory located in New Bedford, Massachusetts are members of Unite Here, a New England based labor union. The current union contract is scheduled to expire in April 2019 and we are currently engaged in negotiations to enter into a new collective bargaining agreement.  At February 2, 2019, approximately 25 of our employees at our distribution center located in Quebec, Canada are members of Service Employees Union, Local 800. The current union contract expires in November 2023.

Also, approximately 190 employees working in the Jos. A. Bank Hampstead, Maryland tailoring overflow shop and distribution centers are represented by the Mid‑Atlantic Regional Joint Board, Local 806. The current union contract expires in February 2020. Lastly, approximately 80 Jos. A. Bank sales associates in New York City and four surrounding New York counties are represented by Local 340, New York New Jersey Regional Joint Board, Workers United.  Our most recent collective bargaining agreement covering these employees expires in April 2020.

We believe our relationship with our union and non-union employees is good and we have no reason to believe that we will experience any interruption in our business upon the expiration of these collective bargaining agreements.  At Tailored Brands, we strive every day to create a safe and inclusive workplace and work to create a culture that fosters the needs of our diverse employee family.

Sustainability

We recognize that our business operations rely heavily on people and impact the communities around us and our planet.  We are committed to social responsibility and environmental stewardship throughout the Company and endeavor to provide an inclusive workspace where everyone is treated with respect, nurture the communities in which we operate and be good citizens of our planet.  Our 2018 sustainability report is available on our website at www.tailoredbrands.com.

Available Information

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

ITEM 1A.  RISK FACTORS

There are many risks and uncertainties that could, and likely will, adversely affect our business. These risks and uncertainties include, but are not limited to, the risks described below and elsewhere in this report, particularly found in “Forward‑Looking and Cautionary Statements.” The following is not intended to be a complete discussion of all potential risks or uncertainties, as it is not possible to predict or identify all risk factors. Unknown or unidentified additional risks and uncertainties could also adversely affect our business. In addition, the risks described below are not listed in order of the likelihood that the risk might occur or the severity of the impact if the risk should occur.

Risks Associated with our Business Strategy

As discussed in Item 1. Business, our overall business strategy is focused on several initiatives. If we cannot successfully execute our business strategy, our consolidated financial condition, results of operations and cash flows could be materially adversely impacted. There are numerous risks associated with this strategy including, but not limited to, the following:

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

Because of manufacturing lead times, we order merchandise well in advance of the applicable selling season. As a result, we are vulnerable to demand and pricing shifts. In addition, manufacturing lead times may make it more difficult for us to respond quickly to new or changing merchandise trends or consumer acceptance or rejection of our products. As a result, there could be a material adverse effect on our business, financial condition and results of operations if we fail to meet the changing preferences of our customers and manage merchandise lead times appropriately.

We believe our overall product mix makes our business less vulnerable to changes in merchandise trends than many fashion‑forward and specialty apparel retailers; however, our sales and profitability depend upon our continued ability to effectively manage a variety of competitive challenges, including:

•	anticipating and quickly responding to changing trends and consumer demands including casualization of workplace attire and purchasing suits for special occasions instead of renting product;
•	maintaining favorable brand recognition and effectively marketing our products to consumers in several diverse market segments;
•	developing innovative, high‑quality new products and/or product and brand extensions in sizes, colors and styles that appeal to consumers of varying age groups and tastes, including custom clothing;
•	competitively pricing our products and providing superior service and value to our customers;
•	countering the promotional or other pricing activities of our competitors; and
•	providing strong and effective marketing support.

Increased competition or our failure to meet these competitive challenges could result in price reductions, increased marketing expenditures and/or loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations.

Certain of our strategies, including product innovations and expanding our exclusive offerings, may present greater risks.

We are continuously assessing opportunities to improve store productivity and develop new store concepts and complementary products and services related to our core business, including product innovations and exclusive offerings. We may expend both capital and personnel resources on such business opportunities, which may or may not be successful. Additionally, any new concept is subject to certain risks, including customer acceptance, competition, product differentiation and the ability to obtain suitable sites. There can be no assurance that we will be able to develop and grow new concepts, including product innovations and exclusive offerings to a point where they will become profitable or generate positive cash flow.

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

Our growth is dependent, in large part, on our ability to successfully manage our store fleet, including new stores and expansion or remodeling of existing stores, closure of underperforming stores and other investments in our store fleet.  We may continue opening new stores to increase our sales volume and profitability; however, we believe that our ability to increase the number of new stores in the U.S. and Canada may be limited. Therefore, we may not be able to achieve the same rate of growth that we have historically.

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

From time to time, we may evaluate potential acquisitions or divestitures that would further our strategic objectives.  Acquisitions are subject to a variety of risks, including risks associated with an ability to integrate acquired assets, systems or operations into our existing operations, diversion of management’s attention from core operational matters, higher costs, or unexpected difficulties or problems with acquired assets or entities, outdated or incompatible technologies, labor difficulties or an inability to realize anticipated synergies and efficiencies, whether within anticipated time frames or at all.

Divestitures are similarly subject to a variety of risks, including risks associated with difficulty in finding acquirers or alternative exit strategies on terms that are favorable to us, liabilities for activities of the divested business before the transaction, including litigation claims and disputes, the need to provide transition services to a divested business which may result in the diversion of management resources and focus and potential impairment charges.

If any of these risks related to future acquisitions or divestitures are realized, our financial condition and results of operations may be adversely affected.

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

Our performance is subject to changes in U.S., Canadian, UK and global economic and political conditions, particularly their impact on the level of consumer discretionary spending and consumer confidence. Some of the factors that may influence consumer spending include high levels of unemployment, increases in the cost of non-discretionary consumer goods, increases in consumer debt levels and applicable interest rates, political and regulatory uncertainty, uncertainties regarding future economic prospects or a decline in consumer confidence or credit availability. Consumer confidence may also be adversely affected by national and international security concerns such as war, terrorism, public health events or natural disasters (or the threat of any of these).  In addition, our reliance on certain external partners leaves us subject to certain risks should one or more of these external partners encounter financial distress or become insolvent.

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

Our success over the long-term depends in large part on our ability to increase sales.  For example, if sales at Men’s Wearhouse decrease (as was the case in the fourth quarter of 2018), the effect on our consolidated financial results would be more significant than if sales were to decrease at any of our other brands. We believe that a variety of factors affect our sales and comparable sales results including, but not limited to:  consumer confidence and the level of consumer discretionary spending; changes in economic conditions and consumer disposable income; spending patterns and debt levels; government shutdowns; consumer credit availability; weather conditions; the timing of certain holiday seasons; the number and timing of new store openings; changes in the popularity of a retail center; the timing and level of promotional pricing or markdowns; store closings, refreshes, relocations and remodels; changes in fashion trends (including casualization of workplace attire and custom clothing) and our merchandise mix or other competitive factors. Comparable sales fluctuations may impact our ability to leverage our fixed direct expenses, including store rent and store asset depreciation, which may adversely affect our financial condition or results of operations.

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

Our corporate apparel business faces risks relating to the UK’s proposed exit from the European Union.

The UK’s proposed exit from the EU, commonly known as “Brexit”, and the subsequent commencement of the official withdrawal process by the UK government in March 2017, has created uncertainties affecting our business operations in the UK.

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

Future adverse consequences arising from Brexit may include economic uncertainty, potential changes to duties and tariffs and legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. Any of these effects of Brexit, among others, could materially adversely affect our business, results of operations and financial condition.

In addition, the Brexit process has adversely impacted global markets, including currencies, and resulted in significant volatility in the value of the British pound, as compared to the U.S. dollar and other currencies, and this volatility is expected to continue. A weaker British pound compared to the U.S. dollar during a reporting period causes local currency results of our UK operations to be translated into fewer U.S. dollars. In fiscal 2018, net sales of our UK operations constituted approximately 6% of our consolidated net sales.

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

We rely on our distribution centers to manage the receipt, storage, sorting, packing and distribution of our merchandise.  As such, we depend on the overall effective management of our distribution center operations including adherence to shipping schedules and proper functioning of our information technology and inventory control systems.  Events such as disruptions in operations due to fire or other catastrophic events, government shutdowns, delays in customs clearances, software malfunctions, employee matters or shipping problems may result in delays in the delivery of merchandise to our stores or directly to customers. For example, given our proximity to the Texas gulf coast, it is possible that a hurricane or tropical storm could damage the Houston, Texas distribution center, result in extended power outages or flood roadways into and around the distribution center, any of which would disrupt or delay deliveries to the Houston distribution center and to our stores.

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

As a result of our international operations and our sourcing of merchandise and rental product from manufacturers located outside of the U.S., we face the possibility of greater losses from a number of risks inherent in doing business in international markets and from a number of factors that are beyond our control. Such factors that could harm our financial condition and results of operations include, among other things:

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

In addition, if we were unexpectedly required to change manufacturers or if a significant manufacturer were unable to supply acceptable merchandise in sufficient quantities on acceptable terms, particularly as it relates to custom clothing, we could experience a disruption in the supply of merchandise or may not be able to fulfill certain customer orders.

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

The increase in the costs of wool and other raw materials significant to the manufacture of apparel and the costs of manufacturing could materially affect our results of operations to the extent they cannot be mitigated through price increases and relocation to lower cost sources of supply or other cost reductions. These increased costs could particularly impact our managed contract corporate apparel business which tends to have more long-term contractually committed customer sales arrangements with limited price flexibility.

We source our products globally, therefore, we may be impacted by tariffs recently imposed and proposed by the U.S. with respect to certain products imported from China.

During 2018, the U.S. imposed tariffs on certain goods imported from China and expressed a willingness to impose further tariffs on additional goods imported from China. As a result, we are evaluating the potential impact of the effective and proposed tariffs on our supply chain, costs, sales and profitability and are considering strategies to address such impact. Given the uncertainty regarding the scope and duration of the effective and proposed tariffs, as well as the potential for additional trade actions by the U.S. or other countries, the impact on our operations and results is uncertain and could be significant, and we can provide no assurance that any strategies we implement to address the impact of such tariffs or other trade actions will be successful. To the extent that our supply chain, costs, sales or profitability are negatively affected by the tariffs or other trade actions, our business, financial condition and results of operations may be materially adversely affected.

Any significant interruption in delivery of raw materials could cause interruptions that may delay the manufacture of our products.

The principal raw material used to manufacture our products is fabric. Most of our fabric supply arrangements are seasonal. We do not have any long‑term agreements in place with fabric suppliers; therefore, there can be no assurance that any of such suppliers will continue to do business with us in the future. If a particular mill were to experience a delay due to fire or natural disaster and become unable to meet our supply needs, it could take a period of up to several months for us to arrange for and receive an alternate supply of such fabric. In addition, import and export delays caused, for example, by an extended strike at the port of entry, could prevent third-party manufacturers as well as our U.S. tailored clothing factory from receiving fabric or other raw materials shipped by suppliers. Therefore, if there is an unexpected loss of a supplier of fabric or other raw materials or a long interruption in shipments from any fabric or other raw material supplier, our business, financial condition and results of operations may be materially adversely affected.

Labor union disputes could impact our business.

Should a labor dispute arise at any one of our union work sites, anywhere along our supply chain, or at any shopping center where we have a store, we could experience shortages in product to sell in our stores or other operational disruptions.  In addition, our corporate apparel business sells uniforms to companies with union workforces.  It is possible that our corporate apparel business could be adversely impacted if a labor dispute arises between a company we supply uniforms to and its union.

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

Like all other retailers, we are subject to cybersecurity risks. Cybersecurity refers to the combination of technologies, processes, and procedures established to protect information technology systems and data from unauthorized access, use, manipulation, exfiltration, or damage.  As part of our normal operations, we maintain and transmit confidential information as well as proprietary Company information, including credit card information, and information about our customers, our employees and other third parties.  As a result, like other retailers, our business may be targeted more than other businesses because third parties may focus on the amount and type of personal and business information that we maintain and transmit.  To date, we believe cybersecurity incidents have not had a material adverse impact on our business. We may, however, experience them in the future, potentially with more frequency and/or sophistication and we may not be able to anticipate or prevent rapidly evolving types of cybersecurity incidents.

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

Furthermore, the storage and transmission of such data is regulated at the international, federal, state and local levels. Privacy and information security laws and regulation changes, and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes.  For example, the E.U.’s General Data Protection Regulation (“GDPR”) and the California Consumer Protection Act (“CCPA”), which becomes effective on January 1, 2020, impose significant new requirements on how we collect, process and transfer personal data.  If we or our employees fail to comply with existing or future laws and regulations or experience a data security breach, our reputation could be damaged, possibly resulting in lost future business, and we could be subjected to fines, penalties, administrative orders and other legal risks as a result of a breach or non‑compliance.

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

Also, our continued success is dependent upon our ability to attract and retain additional qualified employees. If we are unable to retain and motivate our current personnel and attract talented new personnel, our business, financial condition and results of operations could be adversely affected.

The occurrence of an event that impacts our reputation could have a material adverse effect on our brands.

Our ability to maintain our reputation is critical to our brands. Our reputation could be jeopardized if we fail to maintain high standards for merchandise quality and integrity and customer service. Any negative publicity about these types of concerns may reduce demand for our merchandise. Failure to comply with ethical, social, product, labor, health and safety or environmental standards could also jeopardize our reputation and potentially lead to various adverse consumer actions, including boycotts. Public perception about our company as a whole, our products or our stores, whether justified or not, could impair our reputation, involve us in litigation, damage our brand and have a material adverse effect on our business. In addition, if our reputation is negatively affected by the actions of our employees or otherwise, our business, financial condition and results of operations could be adversely affected.  Failure to comply with local laws and regulations, to maintain an effective system of internal controls and provide accurate and timely financial statement information, or to prevent security breaches could also hurt our reputation. Damage to our reputation or loss of consumer confidence for any of these or other reasons could have a material adverse effect on our results of operations and financial condition, as well as require additional time and resources to rebuild our reputation.

We may be unable to protect our trademarks and other intellectual property rights.

We believe that our trademarks and service marks, as described in Item 1. Business, are important to our success and our competitive position due to their name recognition with our customers. We devote substantial resources to establishing and protecting our trademarks and service marks. We are not aware of any material claims of infringement or material challenges to our right to use any of our trademarks. Nevertheless, the actions we have taken, including to establish and protect our trademarks and service marks, may not be adequate to prevent others from imitating our products or to prevent others from seeking to block sales of our products. Other parties may also claim that some of our products infringe on their trademarks, copyrights or other intellectual property rights. In addition, the laws of certain foreign countries may not protect our proprietary rights to the same extent as do the laws of the U.S. Litigation regarding our trademarks and other intellectual property rights could adversely affect our business, financial condition and results of operations.

War, acts of terrorism, public health crises, or weather catastrophes (whether or not caused by climate change) could have a material adverse effect on our business.

In the event of war, acts of terrorism or the threat of terrorist attacks, public health crises, or weather catastrophes (whether or not caused by climate change), consumer spending could significantly decrease for a sustained period. In addition, local authorities or shopping center management could close in response to any immediate security concern, public health concern or weather catastrophe such as hurricanes, floods, wildfires, earthquakes, or tornadoes. Similarly, war, acts of terrorism, threats of terrorist attacks, or a weather catastrophe could severely and adversely affect our offices, distribution centers, or our entire supply chain.

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

Shareholder activism, the current political environment, financial reform legislation and the current high level of government intervention and regulatory reform has led, and may continue to lead, to substantial new regulations and compliance obligations. Any changes in regulations, the imposition of additional regulations or the enactment of any new legislation that affects employment and labor, trade, product safety, transportation and logistics, health care, privacy, or climate change, among other things, may increase the complexity of the regulatory environment in which we operate and the related cost of compliance.

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

For example, the Tax Cuts and Jobs Act (the “Tax Reform Act”) significantly changed how the U.S. taxes corporations.  In the future, the U.S. Treasury Department, the IRS, and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Reform Act will be applied or otherwise administered. Any new interpretations or guidance on the Tax Reform Act could have a material impact on our results of operations, financial position and cash flows.

Changes to accounting standards and estimates could materially impact our results of operations, financial position, and cash flows.

Generally accepted accounting principles and the related authoritative guidance for many aspects of our business, including revenue recognition, inventories, goodwill and intangible assets, leases and income taxes, are complex, continually evolving and involve subjective judgments. For example, recently issued authoritative guidance for lease accounting will result in a significant increase in our assets and liabilities given we have a considerable number of operating leases. These and other future changes in accounting rules or changes in the underlying estimates, assumptions or judgments by our management could have a material impact on our results of operations, financial position and cash flows.

We could incur losses due to impairment on long‑lived assets, goodwill and intangible assets.

Under generally accepted accounting principles, we review our long‑lived assets for impairment whenever economic events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Identifiable intangible assets with an indefinite useful life, including goodwill, are not amortized but are evaluated annually for impairment. A more frequent evaluation is performed if events or circumstances indicate that impairment could have occurred.  For example, in fiscal 2018, we recorded a goodwill impairment charge of $24.0 million related to our corporate apparel business. In the future, significant negative industry or general economic trends, disruptions to our business and unexpected significant changes or planned changes in our use of the assets may result in additional impairments to our goodwill, intangible assets and other long‑lived assets. Any reduction in or impairment of the value of goodwill or intangible assets will result in a charge against earnings, which could have a material adverse impact on our reported results of operations and financial condition.

Our advertising, marketing and promotional activities have been the subject of review by state regulators and subject to lawsuits.

In the past we have been, and may from time to time in the future be, required to respond to inquiries from State Attorneys General related to our advertising practices.  These advertising practices have also been, and continue to be, the subject of class action litigation.  In addition, it is possible that the advertising, marketing and promotional activities of all our brands may be reviewed by state or other regulators or become the subject of litigation. Although we endeavor to monitor and comply with all applicable laws and regulations to ensure that all advertising, marketing and promotional activities comply with all applicable legal requirements, many of the applicable legal requirements involve subjective judgments. It is possible that any resolution we may reach with any governmental authority or the results of any litigation may materially impact our current or future planned marketing program and could have an adverse impact on our business.

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

We have available for issuance 2,000,000 shares of preferred stock, par value $.01 per share. Our Board of Directors is authorized to issue any or all of this preferred stock, in one or more series, without any further action on the part of shareholders. The rights of our shareholders may be negatively affected if we issue a series of preferred stock in the future that has preference over our common stock with respect to the payment of dividends or distribution upon our liquidation, dissolution or winding up. See Note 14 of the consolidated financial statements for more information.

Our stock price may be volatile or may decline regardless of our operating performance.

The market price of our common stock has fluctuated substantially in the past and may continue to do so in the future.  Future announcements or management discussions concerning us or our competitors, sales and profitability results, quarterly variations in operating results or comparable sales, changes in earnings estimates by analysts or others, among other factors, could cause the market price of our common stock to fluctuate substantially. In addition, broad market and industry factors may adversely impact the market price of our common stock regardless of our actual operating performance.

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

As of February 2, 2019, we have $891.0 million outstanding our on Term Loan Facility (the “Term Loan”), which matures on April 9, 2025, subject to a springing maturity provision that would accelerate the maturity of the Term Loan to April 1, 2022 if any of the Company’s obligations under its Senior Notes remain outstanding on April 1, 2022.  In October 2017, we amended our then existing $500.0 million asset‑based revolving facility in part to increase the principal amount available to $550.0 million and extend the maturity date to October 2022 (the amended “ABL Facility”)  (the ABL Facility together with the Term Loan, the “Credit Facilities”).  In addition, as of February 2, 2019, $228.6 million of our 7.0% Senior Notes due 2022 (the “Senior Notes”) are outstanding.  In summary, as of February 2, 2019, our total indebtedness is approximately $1.2 billion. In addition, we have up to $407.7 million of additional borrowing availability under the ABL Facility, excluding letters of credit totaling approximately $38.9 million issued and outstanding.

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

In addition, we rely on our subsidiaries to generate cash. Accordingly, repayment of our indebtedness, is dependent, to a certain extent, on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Each of our subsidiaries are distinct legal entities and they do not have any obligation to pay amounts due on the Senior Notes or to make funds available for that purpose (other than the subsidiary guarantors in connection with their guarantees) or other obligations in the form of loans, distributions or otherwise. Our subsidiaries may not generate sufficient cash from operations to enable us to make principal and interest payments on our indebtedness or to fund our and our subsidiaries’ other cash obligations.

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

We are exposed to interest rate risk through our variable rate borrowings under the Credit Facilities. Borrowings under such facilities bear interest at a variable rate, based on a LIBOR rate, plus an applicable margin. Interest rates are currently at historically low levels but may increase. Should interest rates increase, our debt service obligations on the variable rate indebtedness increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease.  Currently, we are exposed to interest rate risk on our Term Loan and borrowings on our ABL Facility. To partially mitigate such interest rate risk, we entered into interest rate swaps to exchange variable interest rate payments for fixed interest rate payments for a portion of the outstanding Term Loan balance. At February 2, 2019, the notional amount of the interest rate swaps totaled $715.0 million.  After considering the impact of these interest rate swaps, at February 2, 2019, the effect of a one percentage point change in interest rates would result in an approximate $1.8 million change in annual interest expense on our Term Loan. At February 2, 2019, assuming all capacity under the ABL Facility is fully drawn, each one percentage point change in interest rates would result in an approximate $5.5 million change in annual interest expense.

As of February 2, 2019, approximately 80% of our Term Loan was at a fixed rate with the remainder at a variable rate.  As a result, we believe our interest rate risk is substantially mitigated.

Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR may adversely affect our results of operations.

On July 27, 2017, the UK’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, announced replacement of U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question and the future of LIBOR at this time is uncertain, which also may impact the accounting for our existing interest rate swaps.  If LIBOR rates are no longer available, we may incur significant expenses in effecting the transition and may be subject to disputes or litigation related to our Credit Facilities over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our results of operations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

As of February 2, 2019, we operated 1,338 retail apparel and rental stores in 50 states and the District of Columbia and 126 retail apparel stores in ten Canadian provinces.  As of February 2, 2019, our stores aggregated approximately 9.2 million square feet.  Almost all of these stores are leased, generally for five to ten year initial terms with one or more renewal options after our initial term.  The following tables set forth the location, by state, territory or province, of these stores:

		Men’s
	Men’s	Wearhouse	Jos. A.
United States	Wearhouse(1)	and Tux	Bank	K&G	Total
Texas	63	1	45	12	121
California	80	2	28	1	111
Florida	49	6	35	5	95
New York	43	1	25	3	72
Pennsylvania	29	2	30	3	64
Illinois	32	3	21	6	62
Ohio	25	3	19	5	52
Virginia	19	4	24	3	50
Michigan	23	5	14	7	49
North Carolina	17	5	22	4	48
Maryland	18	2	21	6	47
New Jersey	19	1	22	5	47
Georgia	19	1	20	5	45
Massachusetts	23	1	18	3	45
Indiana	14	1	9	2	26
Colorado	14	1	8	2	25
Tennessee	14		9	2	25
Connecticut	12		11	1	24
Missouri	13		9	1	23
Washington	16	1	4	2	23
Alabama	11		10	1	22
Arizona	15		7		22
South Carolina	11	1	9	1	22
Minnesota	14		5	2	21
Louisiana	12	1	4	3	20
Wisconsin	13		4	1	18
Kansas	7	2	4	1	14
Kentucky	7	1	6		14
Oregon	11		2		13
Iowa	9		2		11
Oklahoma	5		5	1	11
Utah	8		3		11
Mississippi	6		3		9
New Hampshire	5		4		9
Nevada	6		3		9
Arkansas	5		3		8
Nebraska	4		3		7
Delaware	3		2		5
District of Columbia	2		3		5
New Mexico	4		1		5
Rhode Island	1	1	3		5
West Virginia	2		3		5
Idaho	3		1		4
North Dakota	3				3
Alaska	2				2
Maine	2				2
Montana	2				2
South Dakota	2				2
Hawaii	1				1
Vermont	1				1
Wyoming	1				1
Total	720	46	484	88	1,338

(1)	Includes one Joseph Abboud store in New York.

Canada	Moores
Ontario	54
Quebec	25
British Columbia	16
Alberta	15
Manitoba	5
Nova Scotia	4
New Brunswick	3
Saskatchewan	2
Newfoundland	1
Prince Edward Island	1
Total	126

We own or lease properties in various parts of the U.S. and Canada to facilitate the distribution of retail and rental product to our stores. We also own or lease properties in various parts of the U.S. and UK to facilitate the distribution of our corporate apparel product. Total leased and owned space for distribution is approximately 2.5 million square feet and 3.2 million square feet, respectively.

In addition, we have primary office locations in Houston, Texas, Fremont, California, New York, New York and Hampstead, Maryland with additional satellite offices in other parts of the U.S., Canada, Europe and Asia. We lease approximately 0.4 million square feet and own approximately 0.3 million square feet of office space.

ITEM 3.  LEGAL PROCEEDINGS

We are involved in various routine legal proceedings, including ongoing litigation. Management believes that none of these matters will have a material adverse effect on our financial position, results of operations or cash flows. See Note 19 of the consolidated financial statements for a discussion of our legal proceedings.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NYSE under the symbol “TLRD.” On March 22, 2019, there were approximately 850 shareholders of record and approximately 15,300 beneficial shareholders of our common stock.

The information required by this item regarding securities authorized for issuance under equity compensation plans is incorporated by reference from Item 12 of this Form 10‑K.

Issuer Purchases of Equity Securities

We did not purchase any of our equity securities during the fourth quarter of fiscal 2018. In March 2013, the Board approved a share repurchase program for our common stock. At February 2, 2019, the balance available under the authorization was $48.0 million.

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

The graph assumes that the value of the investment in our common stock and each index was $100 at February 1, 2014 and that all dividends paid by those companies included in the indices were reinvested.  The graph is based on historical data and is not necessarily indicative of future performance.

	February 1,	January 31,	January 30,	January 28,	February 3,	February 2,
	2014	2015	2016	2017	2018	2019
Measurement Period (Fiscal Year Covered)
Tailored Brands, Inc.	$100.00	$98.16	$29.60	$43.90	$54.62	$30.78
S&P 500 Index	100.00	114.22	113.46	137.14	168.46	168.36
Select Group(1)	100.00	121.02	122.90	120.48	131.97	147.21

(1)

For purposes of this graph, the select group currently consists of the following companies: Abercrombie & Fitch Co., American Eagle Outfitters, Inc., Ascena Retail Group, Inc., Boot Barn Holdings, Inc., Burlington Stores, Inc., Caleres, Inc., Chico’s FAS, Inc., DSW, Inc., Express, Inc., Foot Locker, Inc., Genesco, Inc., Guess?, Inc., L Brands, Inc., Ross Stores, Inc., Shoe Carnival, Inc., The Buckle, Inc., The Cato Corporation, The Children’s Place, Inc., The Gap, Inc., The TJX Companies, Inc., Urban Outfitters, Inc. and Zumiez, Inc.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected statement of earnings (loss) data and, balance sheet and cash flow information for the fiscal years indicated has been derived from our audited consolidated financial statements. The Selected Financial Data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto. References herein to years are to the Company’s 52‑week or 53‑week fiscal year, which ends on the Saturday nearest January 31 in the following calendar year. For example, references to “2018” mean the fiscal year ended February 2, 2019. All fiscal years for which financial information is included herein had 52 weeks with the exception of fiscal 2017, which ended on February 3, 2018 and had 53 weeks.

	2018 (1)	2017	2016	2015	2014
	(Dollars and shares in thousands, except per share and per
	square foot data)
Statement of Earnings (Loss) Data(2):
Total net sales	$3,239,902	$3,304,346	$3,378,703	$3,496,271	$3,252,548
Total gross margin	1,377,467	1,408,766	1,441,468	1,484,423	1,358,614
Goodwill and intangible asset impairment charges(3)	23,991	1,500	—	1,243,354	—
Operating income (loss)	211,939	229,416	132,826	(1,077,296)	73,210
Net earnings (loss) attributable to common shareholders	83,240	96,703	24,956	(1,026,719)	(387)
Per Common Share Data:
Diluted net earnings (loss) per common share allocated to common shareholders	$1.64	$1.95	$0.51	$(21.26)	$(0.01)
Cash dividends declared	$0.72	$0.72	$0.72	$0.72	$0.72
Weighted-average common shares outstanding—diluted	50,725	49,468	48,786	48,288	47,899
Operating Information:
Percentage increase/(decrease) in comparable sales(4):
Men’s Wearhouse	0.8%	(1.1)%	(0.6)%	4.9%	3.9%
Jos. A. Bank	1.4%	5.4%	(9.5)%	(16.3)%	—
Moores	2.4%	(2.0)%	(2.6)%	(1.7)%	8.6%
K&G	1.5%	(3.1)%	(2.4)%	5.0%	3.7%
Average net sales per square foot(5):
Men’s Wearhouse	$404	$407	$407	$411	$399
Jos. A. Bank	$265	$267	$252	$261	—
Moores	$357	$355	$368	$370	$372
K&G	$162	$156	$156	$160	$152
Average square footage(6):
Men’s Wearhouse	5,613	5,616	5,620	5,642	5,667
Men’s Wearhouse and Tux	1,496	1,510	1,483	1,397	1,387
Jos. A. Bank	4,711	4,698	4,715	4,665	4,653
Moores	6,249	6,250	5,897	6,289	6,334
K&G	22,357	22,945	23,226	23,619	23,784

	2018	2017	2016	2015	2014
	(Dollars in thousands)
Number of retail stores:
Open at beginning of the period	1,477	1,667	1,724	1,758	1,124
Acquired from Jos. A. Bank(7)	—	—	—	—	624
Opened(8)	3	4	178	42	60
Closed	(16)	(194)	(235)	(76)	(50)
Open at end of the period	1,464	1,477	1,667	1,724	1,758
Men’s Wearhouse(9)	720	719	716	714	698
Men’s Wearhouse and Tux	46	51	58	160	210
Tuxedo Shops @ Macy’s	—	—	170	12	—
Jos. A. Bank(7)	484	491	506	625	636
Moores	126	126	126	124	123
K&G	88	90	91	89	91
Total	1,464	1,477	1,667	1,724	1,758
Cash Flow Information(2):
Capital expenditures	$82,286	$94,958	$99,694	$115,498	$96,420
Depreciation and amortization	104,216	106,493	115,205	132,329	112,659
Repurchases of common stock	—	—	—	277	251

	February 2,	February 3,	January 28,	January 30,	January 31,
	2019	2018	2017	2016	2015
Balance Sheet Information(2):
Cash and cash equivalents	$55,431	$103,607	$70,889	$29,980	$62,261
Inventories	830,426	851,931	955,512	1,022,504	938,336
Working capital	491,047	669,809	705,797	723,593	752,261
Total assets	1,820,490	1,999,955	2,097,872	2,244,319	3,508,212
Long-term debt, including current portion	1,164,861	1,396,808	1,595,529	1,655,924	1,648,686
Total equity (deficit)	3,631	2,192	(107,618)	(100,086)	969,789

(1)

Effective February 4, 2018, we adopted ASC 606, Revenue from Contracts with Customers and all related amendments (“ASC 606”), to all contracts using the modified retrospective approach.  The comparative period information has not been restated and continues to be reported under the accounting standards in effect for the periods presented. See Note 7 of the consolidated financial statements for additional information.

(2)

Includes amounts related to the Jos. A. Bank acquisition since June 18, 2014.  On March 3, 2018, we divested the MW Cleaners business; see Note 3 of the consolidated financial statements for additional information.

(3)

See Note 8 of the consolidated financial statements for additional information.  In addition, during 2015, the performance of the Jos. A. Bank was far below our expectations.  As a result, we recorded a total of $1.24 billion in goodwill and intangible asset impairment charges.

(4)

Comparable sales is defined as net sales from stores open at least twelve months at period end, excluding stores where the square footage has changed by more than 25% within the past year, and includes e‑commerce net sales. We operate our business using an omni‑channel approach and do not differentiate e‑commerce sales from our other channels. Comparable sales percentages for Moores are calculated using Canadian dollars. Comparable sales for Jos. A. Bank are calculated in the same manner as our other brands except that for fiscal 2015, it is based on Jos. A. Bank’s entire fiscal 2014, a portion of which was prior to our acquisition on June 18, 2014.  In addition, as a result of our decision to close all factory stores at Jos. A. Bank in fiscal 2016, we have excluded the results of these stores from our comparable sales calculation for Jos. A. Bank for all periods presented.  For fiscal 2017, the calculation excludes the 53rd week.

(5)

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

(6)

Average square footage is calculated by dividing the total square footage for all stores open at the end of the period by the number of stores open at the end of such period.  For comparability purposes, the Jos. A. Bank information excludes factory stores for all periods presented.

(7)	For 2018, 2017, 2016, 2015 and 2014 excludes 14, 14, 14, 14 and 15 franchise stores, respectively.
(8)	For 2016 and 2015 includes 158 and 12 tuxedo shops within Macy’s, respectively.
(9)	For 2018, 2017, 2016 and 2015, includes one Joseph Abboud store.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Background

We are a leading specialty retailer of men’s tailored clothing, and the largest men’s formalwear provider in the United States (“U.S.”) and Canada. We help men look and feel their best by offering a broad selection of clothing including suits, suit separates, sport coats, slacks, formalwear, business casual, denim, sportswear, outerwear, dress shirts, shoes and accessories.  We serve our customers through an expansive omni-channel network that includes over 1,400 stores in the U.S. and Canada as well as our branded e-commerce websites at www.menswearhouse.com, www.josbank.com, and www.josephabboud.com.

Our U.S. retail stores operate under the Men’s Wearhouse, Men’s Wearhouse and Tux, Jos. A. Bank, Joseph Abboud and K&G brand names and are located in 50 states and the District of Columbia. Our Canadian stores operate under the Moores brand name and are located in 10 Canadian provinces. As of February 2, 2019, the Company operated 1,464 stores throughout the U.S. and Canada.

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

We operate two reportable segments as determined by the way we manage, evaluate and internally report our business activities: Retail and Corporate Apparel.  See Item 1, “Business” of this Annual Report on Form 10‑K as well as Note 18 of the consolidated financial statements and the discussion included in “Results of Operations” below for additional information and disclosures regarding our reporting segments.

In prior periods, we owned and operated MW Cleaners, consisting of 38 retail dry cleaning, laundry and heirlooming facilities in Texas.  On March 3, 2018, we divested MW Cleaners for approximately $18.0 million.

All fiscal years for which financial information is included herein had 52 weeks with the exception of fiscal 2017, which ended on February 3, 2018 and had 53 weeks.

Leadership Transition Discussion

Effective September 30, 2018, Douglas S. Ewert retired as Chief Executive Officer (“CEO”) and as a member of our Board of Directors (the “Board”). Dinesh Lathi, Non-Executive Chairman of the Board, was appointed Executive Chairman. In addition, the Board appointed Theo Killion as lead independent director. To ensure an orderly transition, Mr. Ewert agreed to serve as a strategic advisor until the end of the 2018 calendar year. As a result of Mr. Ewert’s retirement, in the third quarter of 2018, we recorded a total of $6.4 million in costs including $5.4 million of severance and consulting costs, $0.7 million related to the accelerated vesting of certain share-based awards (net of the impact of forfeited awards) and $0.3 million of other costs.

We also announced that Bruce Thorn resigned from his position as President and Chief Operating Officer, effective August 31, 2018 to pursue another opportunity.

On March 28, 2019, we announced that Mr. Lathi was appointed President and CEO and Mr. Killion was named Chairman of the Board.

Summary of Financial Performance

During fiscal 2018, each of our retail brands delivered positive comparable sales.  We also significantly strengthening our balance sheet by reducing our outstanding debt by approximately $232 million including the repurchase and retirement of over $190 million face value of our senior notes and repayment of over $100 million on our term loan, partially offset by borrowings under our revolving credit facility.

While we delivered positive comparable sales for fiscal 2018, during the fourth quarter of 2018, we experienced a deceleration in comparable sales at both our Men’s Wearhouse and Jos. A. Bank brands and this trend continued into the first quarter of fiscal 2019.  Although some of the deceleration can likely be attributed to macroeconomic conditions, we recognize that we need to execute more quickly and effectively on our core growth strategies:  deliver personalized products and services, create inspiring and seamless experiences in and across every channel, and build brands that stand for something more than just price.

Key operating metrics for the year ended February 2, 2019 include:

•

Net sales decreased 2.0% primarily due to the impact of last year’s 53rd week and the divestiture of MW Cleaners partially offset by an increase in comparable sales and the impact of a $17.6 million reduction of the deferred revenue liability as a result of changes made to our loyalty programs during the fourth quarter of 2018.

•	Comparable sales for our retail segment increased 1.2% with Men’s Wearhouse increasing 0.8%, Jos. A. Bank up 1.4%, Moores up 2.4% and K&G increasing 1.5%.
•	Operating income was $211.9 million in fiscal 2018, compared to operating income of $229.4 million in fiscal 2017.
•	Diluted earnings per share were $1.64 in fiscal 2018, compared to diluted earnings per share of $1.95 in fiscal 2017.

Key liquidity metrics for the year ended February 2, 2019 include:

•	Cash provided by operating activities was $322.7 million in fiscal 2018 compared to $350.8 million in fiscal 2017.
•	Capital expenditures were $82.3 million in fiscal 2018 compared to $95.0 million in fiscal 2017.
•

We repurchased and retired $192.6 million in face value of our senior notes and repaid $102.4 million on our term loan.  As of February 2, 2019, we had $48.5 million borrowings outstanding on our revolving credit facility.

•	Dividends paid totaled $36.9 million in fiscal 2018.

Items Affecting Comparability of Results

The following table depicts the effect on pretax income for certain items that have impacted the comparability of our results in 2018, 2017 and 2016 (dollars in millions):

	Fiscal Year
	2018	2017	2016
Loss on extinguishment of debt (1)	$29.4	$—	$—
Goodwill impairment charges(2)	24.0	1.5	—
Loyalty program changes(3)	(17.6)	—	—
CEO retirement costs	6.4	—	—
Closure of rental product distribution center(4)	5.0	—	—
Loss on divestiture of MW Cleaners(5)	3.8	—	—
Costs to terminate Macy's agreement(6)	—	16.0	—
Asset impairment charges related to tuxedo shops within Macy's	—	1.2	14.0
Restructuring and other charges(7)	—	—	68.1
Integration costs related to Jos. A. Bank	—	—	8.8
Other(8)	—	—	5.4
Total	$51.0	$18.7	$96.3

(1)

For fiscal 2018, consists of $11.9 million related to the refinancing of our Term Loan, $9.4 million related to the repricing of the Term Loan, and $8.1 million related to the partial redemption of our Senior Notes.  See Note 6 of the consolidated financial statements for additional information.

(2)	See Note 8 of the consolidated financial statements for additional information.
(3)

Consists of a favorable non-cash adjustment to net sales totaling $17.6 million reflecting the impact of changes made to our loyalty programs in the fourth quarter of 2018.  See Note 7 of the consolidated financial statements for additional information.

(4)	Consists of $4.0 million of rental product writeoffs, $0.4 million of severance costs, $0.3 million of closure related costs and $0.3 million of accelerated depreciation.
(5)	See Note 3 of the consolidated financial statements for additional information.
(6)	See Note 2 of the consolidated financial statements for additional information.
(7)	See Note 4 of the consolidated financial statements for additional information.
(8)	Consisting of other costs including certain asset impairment charges and separation costs with former executives.

The following table summarizes the items in the above table by line item in our statements of earnings:

	Fiscal Year
	2018	2017	2016
Net sales	$(17.6)	$—	$—
Cost of sales	4.1	1.4	(1.3)
Selling, general and administrative expenses	11.1	14.6	78.2
Goodwill impairment charge	24.0	1.5	—
Asset impairment charges	—	1.2	19.4
Loss on extinguishment of debt	29.4	—	—
Total	$51.0	$18.7	$96.3

2019 Initiatives

In fiscal 2019, we plan to invest to accelerate progress in addressing three customer needs: delivering personalized products and services, creating inspiring and seamless experiences in and across every channel and building brands that stand for something more than just price.  Addressing these areas is critical and will require incremental investments in people, analytics and technology.  In addition, in fiscal 2019, we plan to rationalize our expense base so that we can redeploy some of that cash towards the areas that will drive our long-term growth.  Areas where we see opportunities for savings include further marketing efficiencies, additional store consolidation, more efficient e-commerce fulfillment and leaner general and administrative expenses, among others.  As a result, we are completing a comprehensive review of our operations including an assessment of SG&A expenses and business processes across the organization to quantify these cost savings which will allow us to make much needed investments in the business while continuing to leverage our expense structure in future years.

Store Information

During fiscal 2018, we opened three Men’s Wearhouse stores and closed 16 stores (seven Jos. A. Bank stores, five Men’s Wearhouse and Tux stores, two Men’s Wearhouse stores and two K&G stores).

Results of Operations

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	Fiscal Year(1)
	2018	2017	2016
Net sales:
Retail clothing product	75.8%	73.8%	72.4%
Rental services	12.3	13.0	13.5
Alteration and other services	4.6	5.6	5.8
Total retail sales	92.7	92.4	91.7
Corporate apparel clothing product	7.3	7.6	8.3
Total net sales	100.0%	100.0%	100.0%
Cost of sales(2):
Retail clothing product	44.6	44.4	44.7
Rental services	14.8	16.3	18.1
Alteration and other services	88.0	75.7	70.2
Occupancy costs	13.5	13.6	13.9
Total retail cost of sales	56.3	56.0	56.3
Corporate apparel clothing product	72.4	73.8	68.7
Total cost of sales	57.5	57.4	57.3
Gross margin(2):
Retail clothing product	55.4	55.6	55.3
Rental services	85.2	83.7	81.9
Alteration and other services	12.0	24.3	29.8
Occupancy costs	(13.5)	(13.6)	(13.9)
Total retail gross margin	43.7	44.0	43.7
Corporate apparel clothing product	27.6	26.2	31.3
Total gross margin	42.5	42.6	42.7
Advertising expense	5.1	5.2	5.6
Selling, general and administrative expenses	30.1	30.3	32.5
Goodwill impairment charge	0.7	0.0	—
Asset impairment charges	0.0	0.1	0.6
Operating income	6.5	6.9	3.9
Interest income	0.0	0.0	0.0
Interest expense	(2.5)	(3.0)	(3.1)
(Loss) gain on extinguishment of debt, net	(0.9)	0.2	0.1
Earnings before income taxes	3.2	4.1	0.9
Provision for income taxes	0.6	1.2	0.2
Net earnings	2.6%	2.9%	0.7%

(1)	Percentage line items may not sum to totals due to the effect of rounding.
(2)	Calculated as a percentage of related sales.

2018 Compared with 2017

Net Sales

Total net sales decreased $64.4 million, or 2.0%, to $3,239.9 million for fiscal 2018 as compared to fiscal 2017 primarily due to the impact of last year’s 53rd week of $45.7 million and the divestiture of MW Cleaners partially offset by the impact of changes to our loyalty programs totaling $17.6 million.

Total retail sales decreased $48.5 million, or 1.6%, to $3,004.5 million for fiscal 2018 as compared to fiscal 2017 due to a $29.2 million decrease in rental services revenue primarily reflecting the trend to purchase suits for special occasions and a $34.2 million decrease in alteration and other services revenue primarily reflecting the divestiture of MW Cleaners.  These decreases were offset by a $14.9 million increase in clothing product revenues primarily due to the increase in comparable sales and the $17.6 million adjustment related to the changes to our loyalty programs, partially offset by the impact of last year’s 53rd week. The decrease in total retail sales is further described below:

(in millions)	Amount attributed to
$13.2	0.8% increase in comparable sales at Men's Wearhouse.
9.7	1.4% increase in comparable sales at Jos. A. Bank.
4.4	1.5% increase in comparable sales at K&G.
4.9	2.4% increase in comparable sales at Moores(1).
(66.3)	Decrease in non-comparable sales (primarily due to the impact of the 53rd week and closed stores).
(2.1)	Decrease in net sales resulting from change in U.S./Canadian dollar exchange rate.
(12.3)	Other (primarily due to divestiture of MW Cleaners offset by the impact of changes to our loyalty programs).
$(48.5)	Decrease in total retail sales.

(1)	Comparable sales percentages for Moores are calculated using Canadian dollars.

Comparable sales is defined as net sales from stores open at least twelve months at period end, excluding stores where the square footage has changed by more than 25% within the past year, and includes e-commerce sales. We operate our business using an omni‑channel approach and do not differentiate e‑commerce sales from our other channels.

The increase in comparable sales at Men's Wearhouse resulted primarily from increases in both average unit retail (net selling prices) and transactions for clothing, partially offset by a decrease in units per transaction. At Men's Wearhouse, rental service comparable sales decreased 4.9% primarily reflecting the trend to purchase suits for special occasions. The increase in comparable sales at Jos. A. Bank resulted primarily from an increase in transactions partially offset by a decrease in units per transaction, while average unit retail was flat. The increase in comparable sales at K&G resulted primarily from increases in both units per transaction and average unit retail, partially offset by a decrease in transactions. The increase in comparable sales at Moores resulted primarily from increases in both average unit retail and transactions partially offset by a decrease in units per transaction.

Total corporate apparel clothing product sales decreased $15.9 million in fiscal 2018 as compared to fiscal 2017 primarily due to lower replenishment demand in the UK and the U.S. as well as the impact of last year’s 53rd week of $5.0 million, partially offset by the impact of a stronger British pound this year compared to last year of approximately $3.5 million.

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

Our total gross margin decreased $31.3 million, or 2.2%, to $1,377.5 million for fiscal 2018 as compared to fiscal 2017 primarily due to the decrease in retail sales resulting from the 53rd week last year partially offset by the impact of the changes to our loyalty programs. Total retail segment gross margin decreased $30.4 million, or 2.3%, in fiscal 2018 as compared to fiscal 2017 primarily due to the aforementioned decreases in rental services and alteration and other services revenue.

For the retail segment, total gross margin as a percentage of related sales decreased to 43.7% in fiscal 2018 from 44.0% in fiscal 2017.  The decrease in the retail segment gross margin percentage was primarily due to the mix shift from rental services to retail clothing sales and the divestiture of the MW Cleaners business.

Occupancy costs decreased $9.9 million primarily due to the impact of the MW Cleaners divestiture and the closure of our tuxedo shops within Macy’s in 2017.  Occupancy costs as a percentage of retail sales, which is relatively constant on a per store basis and includes store related rent, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, decreased to 13.5% in fiscal 2018 from 13.6% in fiscal 2017.

Corporate apparel gross margin decreased $0.9 million, or 1.3%, to $64.9 million for fiscal 2018 compared to fiscal 2017. For the corporate apparel segment, total gross margin as a percentage of related sales increased to 27.6% in fiscal 2018 from 26.2% in fiscal 2017 primarily due to customer mix and the impact of renegotiated pricing arrangements with our UK customers.

Advertising Expense

Advertising expense decreased to $166.5 million in fiscal 2018 from $173.4 million in fiscal 2017, a decrease of $7.0 million or 4.0%.  The decrease in advertising expense was driven primarily by reductions in television advertising reflecting a shift to digital advertising. As a percentage of total net sales, advertising expense decreased to 5.1% in fiscal 2018 from 5.2% in fiscal 2017.

Selling, General and Administrative Expenses

SG&A expenses decreased to $974.1 million in fiscal 2018 from $1,000.9 million in fiscal 2017, a decrease of $26.8 million or 2.7%. As a percentage of total net sales, these expenses decreased to 30.1% in fiscal 2018 from 30.3% in fiscal 2017. The components of this 0.2% decrease in SG&A expenses as a percentage of total net sales and the related dollar changes were as follows:

%	in millions	Attributed to
(0.1)	$(3.5)

Decrease in non-recurring items as a percentage of sales to 0.3% in fiscal 2018 from 0.4% in fiscal 2017.  In fiscal 2018, these costs totaled $11.1 million including $6.4 million related to the retirement of our former CEO, a $3.8 million loss on divestiture of our MW Cleaners business and $0.9 million related to the closure of a rental product distribution center. For fiscal 2017, these costs totaled $14.6 million related to costs to terminate the Macy's agreement.

—	(6.6)

Store salaries decreased $6.6 million primarily due to the impact of the last year's 53rd week as well as the divestiture of MW Cleaners.  As a percentage of sales, store salaries was flat at 12.5% for both fiscal 2018 and fiscal 2017.

(0.1)	(16.7)

Decrease in other SG&A expenses as a percentage of sales to 17.3% in fiscal 2018 from 17.4% in fiscal 2017.  Other SG&A expenses decreased $16.7 million primarily due to the impact of last year's 53rd week, lower operating costs resulting from the divestiture of MW Cleaners and lower share-based and incentive compensation expense.

(0.2)%	$(26.8)	Total

In the retail segment, SG&A expenses decreased $26.5 million primarily due to the impact of last year’s 53rd week and the divestiture of MW Cleaners.  As a percentage of related net sales, SG&A expenses decreased to 24.2% in fiscal 2018 from 24.7% in fiscal 2017.

In the corporate apparel segment, SG&A expenses increased $2.7 million.  As a percentage of related net sales, SG&A expenses increased to 23.7% in fiscal 2018 from 21.1% in fiscal 2017 primarily due to deleveraging from lower sales.

Shared service expenses represent costs not specifically related to the operations of our business segments and are included in SG&A.  Shared service SG&A expenses decreased $3.0 million primarily due to lower share-based and incentive compensation expense.  Shared service SG&A expenses as a percentage of total net sales increased to 5.9% in fiscal 2018 from 5.8% in fiscal 2017.

Goodwill Impairment Charge

The goodwill impairment charge of $24.0 million in fiscal 2018 related to our corporate apparel reporting unit.  The goodwill impairment charge of $1.5 million in fiscal 2017 related to the divestiture of our MW Cleaners business. See Notes 3 and 8 of the consolidated financial statements for further information.

Interest Expense

Interest expense decreased to $79.6 million in fiscal 2018 from $100.5 million in fiscal 2017, a decrease of $20.9 million or 20.8%, due to repayment of our indebtedness including repurchase and retirement of $192.6 million face value of our senior notes and $102.4 million of payments on our term loan.

Net (Loss) Gain on Extinguishment of Debt

Net loss on extinguishment of debt was $30.3 million in fiscal 2018 compared to a net gain on extinguishment of $5.4 million in fiscal 2017.  The $30.3 million net loss on extinguishment of debt in fiscal 2018 consists of the elimination of unamortized deferred financing costs and original issue discount (“OID”) related to the refinancing and repricing of our Term Loan totaling $21.4 million and an $8.9 million loss on extinguishment related to our Senior Notes.

The net gain on extinguishment in fiscal 2017 relates to open market repurchases of our senior notes.

Provision for Income Tax

In December 2017, the U.S. enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Reform Act”). The changes included in the Tax Reform Act are broad and complex, which impacted our consolidated financial statements in both fiscal 2018 and 2017 including, but not limited to: reducing the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018 and requiring a one-time transition tax on certain unrepatriated earnings of non-U.S. subsidiaries that may electively be paid over eight years. The transition tax resulted in certain previously untaxed non-U.S. earnings being included in the U.S. federal and state 2017 taxable income.

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

As a result, in fiscal 2017, we recorded a provisional discrete net tax benefit of $0.3 million related to the Tax Reform Act, which consisted of a benefit from deferred tax remeasurement offset by additional provision for transition tax.  During the fourth quarter of fiscal 2018, we completed our accounting for the effects of the Tax Reform Act and recorded a discrete net tax benefit of $6.1 million, including finalization of deferred tax remeasurement, transition tax and a rate change for foreign exchange remeasurement on previously taxed earnings and profits.

In fiscal 2018, our effective income tax rate was 18.9% and is lower than the U.S. statutory rate primarily due to the impact of the Tax Reform Act and usage of tax credits, which are partially offset by state income tax changes related to the Tax Reform Act and foreign earnings with higher tax rates in these jurisdictions.  Our foreign jurisdictions in which we operate had taxable income, which requires us to provide for income tax, specifically, our operations in Canada, Hong Kong, and the UK. For fiscal 2018, the statutory tax rates were approximately 26% in Canada, 16.5% in Hong Kong, and 19% in the UK.  For fiscal 2018, tax expense for our operations in foreign jurisdictions totaled $10.8 million.

Our income tax expense and effective income tax rate in future periods may be impacted by many factors, including our geographic mix of earnings, changes in tax law and rates, such as the Tax Reform Act, changes in rules related to accounting for income taxes, or adverse outcomes from tax audits that are in process or future tax audits in various jurisdictions in which we operate.  Currently, we expect our effective tax rate in future periods to be close to the statutory U.S. combined federal and state tax rate, or approximately 24%.

Net Earnings

Net earnings were $83.2 million for fiscal 2018 compared with net earnings of $96.7 million for fiscal 2017.

2017 Compared with 2016

Net Sales

Total net sales decreased $74.4 million, or 2.2%, to $3,304.3 million in fiscal 2017 as compared to fiscal 2016.

Total retail sales decreased $45.4 million, or 1.5%, to $3,053.0 million in fiscal 2017 as compared to fiscal 2016 due to a $6.1 million decrease in clothing product revenues, a $29.1 million decrease in rental services revenue and a $10.2 million decrease in alteration and other services revenues. The decrease in total retail sales is further described below:

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

The decrease in comparable sales at Men’s Wearhouse resulted primarily from a decrease in transactions and units per transaction, partially offset by an increase in average unit retail. At Men’s Wearhouse, rental service comparable sales decreased 2.0% primarily reflecting the trend to purchase suits for special occasions. The increase in comparable sales at Jos. A. Bank resulted primarily from an increase in transactions partially offset by a decrease in average unit retail, while units per transaction were flat. The decrease in comparable sales at K&G resulted primarily from lower transactions partially offset by increases in units per transaction and average unit retail. The decrease in comparable sales at Moores resulted primarily from decreases in both units per transaction and average unit retail that more than offset a slight increase in transactions.

Total corporate apparel clothing product sales decreased $29.0 million in fiscal 2017 as compared to fiscal 2016 primarily due to anniversarying last year’s rollout of a large new uniform program and the impact of a weaker British pound this year compared to last year of approximately $5.6 million, partially offset by a $5.0 million benefit from the 53rd week.

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

Corporate apparel gross margin decreased $21.9 million, or 24.9%, to $65.8 million in fiscal 2017 compared to fiscal 2016. For the corporate apparel segment, total gross margin as a percentage of related sales decreased from 26.2% in fiscal 2017 from 31.3% in fiscal 2016 primarily due to the impact of last year’s rollout of a large new uniform program as well as impact of unfavorable currency fluctuations on previously negotiated pricing arrangements with our UK customers.

Advertising Expense

Advertising expense decreased to $173.4 million in fiscal 2017 from $190.0 million in fiscal 2016, a decrease of $16.5 million or 8.7%.  The decrease in advertising expense was driven primarily by reductions in television advertising reflecting a shift to digital advertising. As a percentage of total net sales, advertising expenses decreased to 5.2% in fiscal 2017 from 5.6% in fiscal 2016.

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

(2.2)%	$(98.4)	Total

In the retail segment, SG&A expenses decreased $86.0 million primarily due to decreases in store-related costs from our store rationalization efforts as well as a decrease in restructuring and other costs, primarily related to last year’s lease termination costs partially offset by costs to terminate the Macy’s agreement in 2017.  As a percentage of related sales, SG&A expenses decreased to 24.7% in fiscal 2017 from 27.1% in fiscal 2016.

In the corporate apparel segment, SG&A expenses decreased $7.7 million primarily due to the impact of a weaker British pound this year compared to last year.  As a percentage of related sales, SG&A expenses decreased to 21.1% in fiscal 2017 from 21.7% in fiscal 2016.

Shared service expenses represent costs not specifically related to the operations of our business segments and are included in SG&A. Shared service SG&A expenses decreased $4.7 million primarily due to decreases in costs associated with last year’s profit improvement program partially offset by increased incentive compensation expense. As a percentage of total net sales, SG&A expenses decreased to 5.8% in fiscal 2017 from 5.9% in fiscal 2016.

Goodwill Impairment Charges

The goodwill impairment charge of $1.5 million in fiscal 2017 related to the divestiture of our MW Cleaners business. No such charges were incurred in fiscal 2016.

Asset Impairment Charges

Non‑cash asset impairment charges were $3.5 million in fiscal 2017 as compared to $19.4 million in fiscal 2016. The asset impairment charges in fiscal 2017 primarily consist of $2.3 million related to underperforming stores and $1.2 million related to fixed assets in our tuxedo shops within Macy’s.  The asset impairment charges in fiscal 2016 primarily consist of $14.0 million related to fixed assets in our tuxedo shops within Macy’s, $2.5 million primarily related to stores closed as part of our store rationalization program and $2.9 million related to a long-lived asset reclassified as held for sale. See Impairment of Long‑Lived Assets as discussed in “Critical Accounting Polices and Estimates” and Note 1 of the consolidated financial statements for further details.

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

Provision for Income Tax

During fiscal 2017, we recorded a provisional discrete net tax benefit of $0.3 million related to the Tax Reform Act.  Furthermore, as a result of the Tax Reform Act, we analyzed our global working capital requirements and the potential tax liabilities that would be incurred if certain non-U.S. subsidiaries made distributions, which include local country withholding tax and potential U.S. state taxation.  In prior years, no provision for U.S. income taxes or Canadian withholding taxes had been made on the cumulative undistributed earnings of foreign companies because we intended to permanently reinvest all the foreign earnings outside the U.S. In response to the Tax Reform Act, we no longer intend to permanently reinvest our foreign earnings. As a result, the Company included a provisional estimate of incremental withholding liabilities on its investment in foreign earnings totaling $17.3 million.

In fiscal 2017, our effective income tax rate was 28.3% and was lower than the U.S. statutory rate primarily due to foreign earnings and the lower tax rates in these jurisdictions and the release of specific uncertain tax position liabilities.  These rate reductions are partially offset by the change in our position on permanently reinvested foreign earnings and certain valuation allowances.  Our foreign jurisdictions in which we operate had taxable income, which requires us to provide for income tax, specifically, our operations in Canada, Hong Kong, and the UK. For fiscal 2017, the statutory tax rates were approximately 26% in Canada, 16% in Hong Kong, and 19% in the UK.  For fiscal 2017, tax expense for our operations in foreign jurisdictions totaled $28.7 million.

Net Earnings

Net earnings were $96.7 million for fiscal 2017 compared with net earnings of $25.0 million for fiscal 2016.

Liquidity and Capital Resources

Our primary sources of working capital are cash flows from operations and available borrowings under our revolving credit agreement, as described below.  The following table provides details on our cash and cash equivalents and working capital position as of February 2, 2019 and February 3, 2018 (in thousands):

	February 2,	February 3,
	2019	2018
Cash and cash equivalents	$55,431	$103,607
Working capital	$491,047	$669,809

We hold cash and cash equivalents at various foreign subsidiaries, which totaled $53.0 million at February 2, 2019.  As a result of reductions to the U.S. taxation of dividends from foreign subsidiaries under the Tax Reform Act, in future years, we may decide to repatriate amounts from our foreign subsidiaries.  Although the cash and cash equivalents held by our foreign subsidiaries may be more readily available to meet domestic cash requirements, they would continue to be subject to applicable foreign withholding tax that would be incurred upon repatriation.

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

The Credit Facilities and the Senior Notes contain customary non-financial and financial covenants, including fixed charge coverage ratios, total leverage ratios and secured leverage ratios.  Should our total leverage ratio and secured leverage ratio exceed certain thresholds specified in the agreements, we would be subject to certain additional restrictions, including limitations on our ability to make significant acquisitions and incur additional indebtedness. As of February 2, 2019 our total leverage ratio and secured leverage ratio are below these thresholds and we believe these ratios will remain below the thresholds specified in the agreements for the foreseeable future, which results in the elimination of these additional restrictions. In addition, as a result of the refinancing of the Term Loan and amending of our ABL Facility, our ability to pay dividends on our common stock has increased from a maximum of $10.0 million per quarter to a maximum of $15.0 million per quarter.

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

The interest rate on the New Term Loan is based on 1-month LIBOR, which was 2.51% at February 2, 2019, plus the applicable margin of 3.25%, resulting in a total interest rate of 5.76%.  We have two interest rate swap agreements where the variable rates due under the New Term Loan have been exchanged for a fixed rate, including an interest rate swap entered into during June 2018.  At February 2, 2019, the total notional amount under these interest rate swaps is $715.0 million.  See Note 17 for additional information on our interest rate swaps.

As a result of our interest rate swaps, 80% of the variable interest rate under the New Term Loan has been converted to a fixed rate and, as of February 2, 2019, the New Term Loan had a weighted average interest rate of 5.77%.

In October 2017, we amended our ABL Facility, which now provides for a senior secured revolving credit facility of $550.0 million, with possible future increases to $650.0 million under an expansion feature that matures in October 2022, and is guaranteed, jointly and severally, by Tailored Brands, Inc. and certain of our U.S. subsidiaries. The ABL Facility has several borrowing and interest rate options including the following indices:  (i) adjusted LIBOR, (ii) Canadian Dollar Offered Rate (“CDOR”) rate, (iii) Canadian prime rate or (iv) an alternate base rate (equal to the greater of the prime rate, the New York Federal Reserve Bank (“NYFRB”) rate plus 0.5% or adjusted LIBOR for a one-month interest period plus 1.0%). Advances under the ABL Facility bear interest at a rate per annum using the applicable indices plus a varying interest rate margin of up to 1.75%. The ABL Facility also provides for fees applicable to amounts available to be drawn under outstanding letters of credit which range from 1.25% to 1.75%, and a fee on unused commitments of 0.25%. As of February 2, 2019, $48.5 million in borrowings were outstanding under the ABL Facility at a weighted average interest rate of approximately 3.9%.  During fiscal 2018, the maximum borrowing outstanding under the ABL Facility was $104.5 million.

We utilize letters of credit primarily as collateral for workers compensation claims and to secure inventory purchases.  At February 2, 2019, letters of credit totaling approximately $38.9 million were issued and outstanding.  Borrowings available under the ABL Facility as of February 2, 2019 were $407.7 million.

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

Cash Provided by Operating Activities

Net cash provided by operating activities was $322.7 million and $350.8 million for 2018 and 2017, respectively. The $28.1 million decrease was driven by higher inventory purchases compared to last year.  The increase in inventory purchases was partially offset by higher net earnings, after adjusting for certain items primarily related to extinguishment of debt and goodwill impairment as well as favorable fluctuations in accounts payable, accrued expenses and other current liabilities primarily due to timing.

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

Cash Used in Investing Activities

Net cash used in investing activities was $64.5 million and $89.9 million for 2018 and 2017, respectively. The $25.4 million decrease was primarily driven by $17.8 million of net proceeds from the divestiture of MW Cleaners as well as a timing shift of certain capital expenditure projects to fiscal 2019.

Net cash used in investing activities was $89.9 million and $99.1 million for 2017 and 2016, respectively. The $9.1 million decrease was primarily driven by a decrease in capital expenditures in 2017 compared to 2016 primarily due to last year’s investments to expand our distribution center capacity and an increase in proceeds from sales of property and equipment in 2017 compared to 2016.

Cash Used in Financing Activities

Net cash used in financing activities was $302.7 million and $236.9 million for 2018 and 2017, respectively.  The $65.8 million increase primarily reflects the impact of additional debt repayments in 2018 compared to 2017.

Net cash used in financing activities was $236.9 million and $98.8 million for 2017 and 2016, respectively.  The $138.1 million increase primarily reflects the impact of an increase of $134.4 million in debt repayment in 2017 compared to 2016.

Share repurchase program— In March 2013, the Board approved a share repurchase program for our common stock.  At February 2, 2019, the remaining balance available under the authorization was $48.0 million.  During fiscal 2018, 2017, and 2016, no shares were repurchased in open market transactions under the Board’s authorization.

Dividends— Cash dividends paid were approximately $36.9 million, $35.8 million and $35.2 million during fiscal 2018, 2017 and 2016, respectively.  In fiscal 2018, 2017 and 2016, a dividend of $0.18 per share was declared in each quarter, for an annual dividend of $0.72 per share, respectively.

The quarterly cash dividend of $0.18 per share declared by our Board in January 2019 is payable on March 29, 2019 to shareholders of record on March 19, 2019 and is included in accrued expenses and other current liabilities on the consolidated balance sheet as of February 2, 2019.

Future sources and uses of cash

Our primary uses of cash are to finance working capital requirements of our operations and to repay our indebtedness. In addition, we will use cash to fund capital expenditures, income taxes, dividend payments, operating leases and various other commitments and obligations, as they arise.

Although the Company has not yet finalized its outlook for capital expenditures in fiscal 2019, the Company currently expects capital expenditures to increase compared to fiscal 2018.  Capital expenditures will include costs for store refreshes and other enhancements of our store fleet, investments in technology, and investment in other corporate assets.

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

Contractual Obligations

As of February 2, 2019, we are obligated to make cash payments in connection with our long‑term debt, non‑cancelable operating leases and other contractual obligations in the amounts listed below. In addition, we utilize letters of credit primarily as collateral for workers compensation claims and to secure inventory purchases. At February 2, 2019, letters of credit totaling approximately $38.9 million were issued and outstanding.

	Payments Due by Period
(In millions)
Contractual obligations	Total	<1 Year	1 - 3 Years	4 - 5 Years	> 5 Years
Long-term debt(1)	$1,543.4	$75.1	$155.0	$410.8	$902.5
Operating lease base rentals(2)	988.7	239.7	385.6	222.4	141.0
Other contractual obligations(3)	69.0	42.7	21.3	5.0	—
Total contractual obligations(4)	$2,601.1	$357.5	$561.9	$638.2	$1,043.5

(1)

Includes interest payments of $63.5 million within one year, $137.0 million between one and three years, $115.7 million between four and five years and $59.1 million beyond five years, at current interest rates including the impact of our interest rate swaps. The payments due by period do not consider amounts which may become payable under the excess cash flow provision of our New Term Loan.  Interest on our ABL borrowings is excluded from the amounts presented in the table due to our inability to predict the timing and settlement of our ABL borrowings.  See Notes 6 and 17 of the consolidated financial statements for additional information.

(2)

We lease retail business locations, office and warehouse facilities and equipment under various non‑cancelable operating leases. See Note 19 of the consolidated financial statements for additional information.

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

(4)

Excluded from the table above is $0.6 million related to uncertain tax positions. These amounts are not included due to our inability to predict the timing of the settlement of these amounts. See Note 9 of the consolidated financial statements for additional information.

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

Our accounting policies are described in Note 1 of the consolidated financial statements. We consistently apply these policies and periodically evaluate the reasonableness of our estimates in light of actual events. Historically, we have found our accounting policies to be appropriate and our estimates and assumptions reasonable. Our critical accounting policies, which are those most significant to the presentation of our financial position and results of operations and those that require significant judgment or complex estimates by management, are discussed below.

Revenue Recognition— For retail clothing product revenue, we transfer control and recognize revenue at a point in time, upon sale or shipment of the merchandise, net of actual sales returns and an accrual for estimated sales returns.  For rental and alteration services, we transfer control and recognize revenue at a point in time, upon receipt of the completed service by the customer.  Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services.  Sales, use and value added taxes we collect from our customers and are remitted to governmental agencies are excluded from revenue.

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

Loyalty Program Accounting—Effective February 4, 2018, we adopted ASC 606, Revenue from Contracts with Customers and all related amendments (“ASC 606”). As a result, we no longer use the incremental cost method approach but record our obligation for future point redemptions using a deferred revenue model.

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

When loyalty program members earn points, we recognize a portion of the transaction as revenue for merchandise product sales or services and defer a portion of the transaction representing the value of the related points. The value of the points is recorded in deferred revenue on our consolidated balance sheet and recognized into revenue when the points are converted into a rewards certificate and the certificate is used.

We account for points earned and certificates issued that will never be redeemed by loyalty members, which we refer to as breakage. We review our breakage estimates at least annually based upon the latest available information regarding redemption and expiration patterns.

During the fourth quarter of 2018, we redeemed certain loyalty members’ cumulative outstanding points into reward certificates prior to them reaching 500 total points, and these certificates expired on February 2, 2019.  In addition, we finalized our decision to implement an expiration policy for loyalty program points beginning in the second quarter of fiscal 2019.  As a result of these changes in the loyalty programs, we recorded a decrease to our deferred revenue liability related to outstanding loyalty program points of $17.6 million, $14.3 million net of income taxes, or $0.28 earnings per diluted share.

Our estimate of the expected usage of points and certificates requires significant management judgment. Current and future changes to our assumptions or to loyalty program rules may result in material changes to the deferred revenue balance as well as recognized revenues from our loyalty programs.

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

Third Quarter 2018 Corporate Apparel Impairment Test

During the third quarter of 2018, sales, profitability and cash flow of our corporate apparel reporting unit underperformed in comparison to our forecast.  The performance of our corporate apparel business was and continues to be impacted by increasing uncertainty surrounding Brexit, which is resulting in lower replenishment demand from existing accounts in the UK.  In addition, in the third quarter of 2018, we received notification from a significant U.S. customer of their decision not to renew their existing agreement with us in 2019. As a result of the continued uncertainty surrounding Brexit and the notification from our U.S. customer, we lowered our forecast of sales, profitability and cash flow for the corporate apparel reporting unit for the fourth quarter of 2018 and future years.

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

Fiscal 2018 Annual Impairment Assessment Results

For purposes of our goodwill impairment evaluation, the reporting units are our operating segments identified in Note 18 of the consolidated financial statements. Goodwill has been assigned to the reporting units based on prior business combinations related to the reporting units and our annual impairment assessment occurs on the last day of the second month of our fiscal fourth quarter.  On the date of our annual impairment assessment, goodwill totaled $79.0 million, with $58.3 million allocated to our Men’s Wearhouse reporting unit and $20.7 million allocated to our Moores reporting unit.

Our goodwill assessment consists of either using a qualitative approach to determine whether it is more likely than not that the fair value of the assets is less than their respective carrying values or a quantitative impairment test, if necessary. In performing the qualitative assessment, we consider many factors in evaluating whether the carrying value of the asset may not be recoverable, including macroeconomic conditions, retail industry considerations, recent financial performance and declines in stock price and market capitalization.  For our annual 2018 impairment tests, we applied the qualitative approach test for all reporting units.

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

Indefinite‑lived intangible assets are not subject to amortization but are reviewed at least annually for impairment. The indefinite‑lived intangible asset impairment evaluation is performed by comparing the fair value of the indefinite‑lived intangible assets to their carrying values. Similar to the goodwill approach described above, our annual impairment assessment for indefinite-lived intangible assets contemplates the use of either a qualitative approach to determine whether it is more likely than not that the fair value of the assets is less than their respective carrying values or a quantitative impairment test, if necessary.  In 2018, we applied the qualitative approach test for all of our indefinite-lived assets.

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

As a result of our annual impairment evaluations, as of February 2, 2019, we believe that none of our goodwill and indefinite-lived intangible assets are impaired and all of our reporting units have fair values that significantly exceed their carrying values and, therefore, no reporting units are currently deemed “at risk” for goodwill impairment.

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

The changes included in the Tax Reform Act are broad and complex and, in the future, the U.S. Treasury Department, the IRS, and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Reform Act will be applied or otherwise administered. Any new interpretations or guidance on the Tax Reform Act could have a material impact on our results of operations, financial position and cash flows.

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

Recent Accounting Pronouncements

Except as discussed in Note 1 of the consolidated financial statements, we have considered all new accounting pronouncements and have concluded that there are no new pronouncements that may have a material impact on our results of operations, financial condition, or cash flows, based on current information.

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

For information on our derivative instruments, see Note 17 of the consolidated financial statements.  A hypothetical 10% increase or decrease in applicable February 2, 2019 forward rates for these derivative financial instruments could impact their fair value by $2.6 million. However, it should be noted that any change in the value of these contracts, whether real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged item.

Interest Rate Risk

As discussed in Note 6 and Note 17 of the consolidated financial statements, we have undertaken steps to mitigate our exposure to changes in interest rates on our Term Loan.  As of February 2, 2019, 80% of the variable interest rate under the New Term Loan has been converted to a fixed rate.  At February 2, 2019, the effect of one percentage point change in interest rates would result in an approximate $1.8 million change in annual interest expense on our Term Loan.

In addition, borrowings under our ABL Facility bear a floating rate of interest.  As of February 2, 2019, the outstanding borrowings under the ABL Facility were $48.5 million.  At February 2, 2019, the effect of a one percentage point change in interest rates would result in an approximate $0.5 million change in annual interest expense on our ABL borrowings.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tailored Brands, Inc. and subsidiaries (the "Company") as of February 2, 2019 and February 3, 2018, the related consolidated statements of earnings, comprehensive income, shareholders' equity (deficit), and cash flows, for each of the three years in the period ended February 2, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 2, 2019 and February 3, 2018, and the results of its operations and its cash flows for each of the three years in the period ended February 2, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 29, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 7 to the financial statements, the Company has changed its method of accounting for revenue from contracts with customers for the year ended February 2, 2019 due to the adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers.

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

/s/DELOITTE & TOUCHE LLP

Houston, Texas

March 29, 2019

We have served as the Company’s auditor since at least 1991; however, an earlier year could not be reliably determined.

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)

	February 2,	February 3,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$55,431	$103,607
Accounts receivable, net	73,073	79,783
Inventories	830,426	851,931
Other current assets	70,712	78,252
Total current assets	1,029,642	1,113,573
PROPERTY AND EQUIPMENT, AT COST:
Land	19,162	19,752
Buildings	151,071	149,880
Leasehold improvements	641,262	620,600
Furniture, fixtures and equipment	679,032	656,094
	1,490,527	1,446,326
Less accumulated depreciation and amortization	(1,051,355)	(985,652)
PROPERTY AND EQUIPMENT, net	439,172	460,674
RENTAL PRODUCT, net	99,770	123,730
GOODWILL	79,491	120,292
INTANGIBLE ASSETS, net	163,901	168,987
OTHER ASSETS	8,514	12,699
TOTAL ASSETS	$1,820,490	$1,999,955
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$228,979	$145,106
Accrued expenses and other current liabilities	282,029	285,537
Income taxes payable	15,968	6,121
Current portion of long-term debt	11,619	7,000
Total current liabilities	538,595	443,764
LONG-TERM DEBT, net	1,153,242	1,389,808
DEFERRED TAXES, net AND OTHER LIABILITIES	125,022	164,191
Total liabilities	1,816,859	1,997,763
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 50,180,832 and 49,287,856 shares issued	501	492
Capital in excess of par	505,157	491,648
Accumulated deficit	(468,048)	(479,166)
Accumulated other comprehensive loss	(33,979)	(10,782)
Total shareholders' equity	3,631	2,192
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,820,490	$1,999,955

The accompanying notes are an integral part of these consolidated financial statements.

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

For the Years Ended

February 2, 2019, February 3, 2018, and January 28, 2017

(In thousands, except per share amounts)

	Fiscal Year
	2018	2017	2016
Net sales:
Retail clothing product	$2,454,747	$2,439,817	$2,445,922
Rental services	399,146	428,355	457,444
Alteration and other services	150,618	184,849	195,035
Total retail sales	3,004,511	3,053,021	3,098,401
Corporate apparel clothing product	235,391	251,325	280,302
Total net sales	3,239,902	3,304,346	3,378,703
Cost of sales:
Retail clothing product	1,094,092	1,084,266	1,093,639
Rental services	59,243	69,973	82,764
Alteration and other services	132,591	139,840	136,904
Occupancy costs	406,037	415,981	431,298
Total retail cost of sales	1,691,963	1,710,060	1,744,605
Corporate apparel clothing product	170,472	185,520	192,630
Total cost of sales	1,862,435	1,895,580	1,937,235
Gross margin:
Retail clothing product	1,360,655	1,355,551	1,352,283
Rental services	339,903	358,382	374,680
Alteration and other services	18,027	45,009	58,131
Occupancy costs	(406,037)	(415,981)	(431,298)
Total retail gross margin	1,312,548	1,342,961	1,353,796
Corporate apparel clothing product	64,919	65,805	87,672
Total gross margin	1,377,467	1,408,766	1,441,468
Advertising expense	166,457	173,411	189,956
Selling, general and administrative expenses	974,054	1,000,892	1,099,328
Goodwill impairment charge	23,991	1,500	—
Asset impairment charges	1,026	3,547	19,358
Operating income	211,939	229,416	132,826
Interest income	563	564	167
Interest expense	(79,573)	(100,471)	(103,149)
(Loss) gain on extinguishment of debt, net	(30,253)	5,445	1,737
Earnings before income taxes	102,676	134,954	31,581
Provision for income taxes	19,436	38,251	6,625
Net earnings	$83,240	$96,703	$24,956
Net earnings per common share:
Basic	$1.67	$1.97	$0.51
Diluted	$1.64	$1.95	$0.51
Weighted-average common shares outstanding:
Basic	49,856	49,094	48,607
Diluted	50,725	49,468	48,786

The accompanying notes are an integral part of these consolidated financial statements.

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended

February 2, 2019, February 3, 2018 and January 28, 2017

(In thousands)

	Fiscal Year
	2018	2017	2016
Net earnings	$83,240	$96,703	$24,956
Currency translation adjustments, net of tax	(18,704)	29,089	(13,546)
Unrealized (loss) gain on cash flow hedges, net of tax	(4,459)	227	1,925
Adjustment to minimum pension liability, net of tax	(34)	(15)	24
Comprehensive income	$60,043	$126,004	$13,359

The accompanying notes are an integral part of these consolidated financial statements.

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(In thousands, except shares)

				Accumulated
		Capital		Other	Treasury	Total
	Common	in Excess	Accumulated	Comprehensive	Stock, at	Equity
	Stock	of Par	Deficit	Loss	Cost	(Deficit)
BALANCES — January 30, 2016	$485	$455,765	$(524,876)	$(28,486)	$(2,974)	$(100,086)
Net earnings	—	—	24,956	—	—	24,956
Other comprehensive loss	—	—	—	(11,597)	—	(11,597)
Cash dividends — $0.72 per share	—	—	(35,930)	—	—	(35,930)
Share-based compensation	—	17,436	—	—	—	17,436
Common stock issued — 336,746 shares	3	2,186	—	—	—	2,189
Tax payments related to vested deferred stock units	—	(1,362)	—	—	—	(1,362)
Tax deficiency related to share-based plans	—	(3,224)	—	—	—	(3,224)
Retirement of treasury stock — 120,291 shares	(1)	—	(2,973)	—	2,974	—
BALANCES — January 28, 2017	487	470,801	(538,823)	(40,083)	—	(107,618)
Net earnings	—	—	96,703	—	—	96,703
Other comprehensive income	—	—	—	29,301	—	29,301
Cash dividends — $0.72 per share	—	—	(37,046)	—	—	(37,046)
Share-based compensation	—	20,636	—	—	—	20,636
Common stock issued — 504,156 shares	5	1,898	—	—	—	1,903
Tax payments related to vested deferred stock units	—	(1,687)	—	—	—	(1,687)
BALANCES —February 3, 2018	492	491,648	(479,166)	(10,782)	—	2,192
Net earnings	—	—	83,240	—	—	83,240
Other comprehensive loss	—	—	—	(23,197)	—	(23,197)
Cumulative adjustment upon ASC 606 adoption (see Note 7)	—	—	(35,824)	—	—	(35,824)
Cash dividends — $0.72 per share	—	—	(36,298)	—	—	(36,298)
Share-based compensation	—	14,770	—	—	—	14,770
Common stock issued — 892,976 shares	9	6,640	—	—	—	6,649
Tax payments related to vested deferred stock units	—	(7,901)	—	—	—	(7,901)
BALANCES — February 2, 2019	$501	$505,157	$(468,048)	$(33,979)	$—	$3,631

The accompanying notes are an integral part of these consolidated financial statements.

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended

February 2, 2019, February 3, 2018 and January 28, 2017

(In thousands)

	Fiscal Year
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$83,240	$96,703	$24,956
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	104,216	106,493	115,205
Rental product amortization	35,058	38,021	42,171
Goodwill impairment charge	23,991	1,500	—
Loss (gain) on extinguishment of debt, net	30,253	(5,445)	(1,737)
Amortization of deferred financing costs and discount on long-term debt	3,422	7,066	7,503
Loss on disposition of assets	8,587	1,237	6,396
Asset impairment charges	1,026	3,547	19,358
Share-based compensation	14,770	20,636	17,436
Excess tax benefits from share-based plans	—	—	(11)
Deferred tax benefit	(8,009)	(5,763)	(23,988)
Deferred rent expense and other	272	938	(1,725)
Changes in operating assets and liabilities:
Accounts receivable	2,264	(9,440)	(5,593)
Inventories	(4,482)	114,652	61,707
Rental product	(16,217)	(9,582)	(41,779)
Other assets	9,385	(5,956)	71,338
Accounts payable, accrued expenses and other current liabilities	43,706	(10,843)	(44,630)
Income taxes payable	9,993	4,650	849
Other liabilities	(18,803)	2,354	(4,828)
Net cash provided by operating activities	322,672	350,768	242,628
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(82,286)	(94,958)	(99,694)
Proceeds from divestiture of business	17,755	—	—
Acquisition of business, net of cash	—	(457)	—
Proceeds from sales of property and equipment	—	5,480	617
Net cash used in investing activities	(64,531)	(89,935)	(99,077)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on original term loan	(993,420)	(53,379)	(42,451)
Proceeds from new term loan	895,500	—	—
Payments on new term loan	(9,000)	—	—
Proceeds from asset-based revolving credit facility	655,500	276,300	609,537
Payments on asset-based revolving credit facility	(607,000)	(276,300)	(609,537)
Repurchase and retirement of senior notes	(199,365)	(145,371)	(21,924)
Deferred financing costs	(6,713)	(2,580)	—
Cash dividends paid	(36,946)	(35,761)	(35,240)
Proceeds from issuance of common stock	6,649	1,903	2,189
Tax payments related to vested deferred stock units	(7,901)	(1,687)	(1,362)
Excess tax benefits from share-based plans	—	—	11
Net cash used in financing activities	(302,696)	(236,875)	(98,777)
Effect of exchange rate changes	(3,621)	8,760	(3,865)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(48,176)	32,718	40,909
Balance at beginning of period	103,607	70,889	29,980
Balance at end of period	$55,431	$103,607	$70,889

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (refunded) for:
Interest	$77,571	$106,372	$96,408
Income taxes, net	$11,431	$39,537	$(39,682)

We had unpaid capital expenditure purchases included in accounts payable and accrued expenses and other current liabilities of approximately $11.7 million, $2.9 million and $12.2 million in fiscal 2018, 2017 and 2016, respectively. Capital expenditure purchases are recorded as cash outflows from investing activities in the consolidated statement of cash flows in the period in which they are paid.

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

Tailored Brands and its subsidiaries (the “Company”, “we”, “us”, and “our”) is a specialty apparel retailer offering suits, suit separates, sport coats, slacks, formalwear, business casual, denim, sportswear, outerwear, dress shirts, shoes and accessories for men and tuxedo and suit rental product (collectively “rental product”).  We serve our customers through an expansive omni-channel network including over 1,400 stores in the United States (“U.S.”) and Canada as well as our branded e-commerce websites at www.menswearhouse.com, www.josbank.com and www.josephabboud.com.

Our retail stores operate under the Men’s Wearhouse, Men’s Wearhouse and Tux, Jos. A. Bank Clothiers (“Jos. A. Bank”), Moores Clothing for Men (“Moores”), Joseph Abboud, and K&G names and carry a wide selection of exclusive and non-exclusive merchandise brands.  In addition, we offer our customers alteration services and most of our K&G stores also offer women’s career and casual apparel, sportswear and accessories, including shoes, and children’s apparel.  Also, prior to its divestiture in 2018, we conducted retail dry cleaning, laundry and heirlooming operations through MW Cleaners in Texas.  See Note 3 for information on our divestiture of MW Cleaners.

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

We follow the standard fiscal year of the retail industry, which is a 52-week or 53-week period ending on the Saturday closest to January 31.  The periods presented in these financial statements are the fiscal years ended February 2, 2019 (“fiscal 2018”), February 3, 2018 (“fiscal 2017”), and January 28, 2017 (“fiscal 2016”).  Each of these periods had 52 weeks except for fiscal 2017, which consisted of 53 weeks.

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

Accounts Receivable—Accounts receivable consists of our receivables from third‑party credit card providers and other trade receivables, which consist primarily of receivables from our corporate apparel segment customers. Collectability is reviewed regularly and recorded net of an allowance for uncollectible accounts, which is adjusted as necessary.  As of February 2, 2019 and February 3, 2018, the allowance for uncollectible accounts was $1.7 million and $1.5 million, respectively.

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

Depreciation expense was $100.3 million, $102.5 million and $110.4 million for fiscal 2018, 2017 and 2016, respectively.

Rental Product—Rental product is amortized to cost of sales based on the cost of each unit rented. The cost of each unit rented is estimated based on the number of times the unit is expected to be rented and the average cost of the rental product. Lost, damaged and retired rental product is also charged to cost of sales. Rental product is amortized to expense generally over a four year period. We make assumptions, based primarily on historical experience, as to the number of times each unit can be rented. Amortization expense was $35.1 million, $38.0 million and $42.2 million for fiscal 2018, 2017 and 2016, respectively.

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

Asset impairment charges totaled $1.0 million, $3.5 million and $19.4 million for fiscal 2018, 2017 and 2016, respectively.  The $1.0 million of asset impairment charges recorded in fiscal 2018 relates to our retail segment and consists of long-lived assets at underperforming stores. Of the $3.5 million recorded in fiscal 2017, all of which relates to our retail segment, $1.2 million relates to fixed assets in our tuxedo shops within Macy’s (see Note 2 for additional information) and the remainder relates to underperforming stores. Of the $19.4 million recorded in fiscal 2016, $16.5 million relates to our retail segment, of which $14.0 million related to fixed assets in our tuxedo shops within Macy’s, $2.5 million related primarily to stores closed as part of our store rationalization program and $2.9 million relates to a long-lived asset reclassified as held for sale in our shared services segment.

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

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

significant negative industry or economic trends, unanticipated changes in the competitive environment, decisions to significantly modify or dispose of operations and a significant sustained decline in the market price of our stock.

For purposes of our goodwill impairment evaluation, the reporting units are our operating segments identified in Note 18 of the consolidated financial statements. Goodwill has been assigned to the reporting units based on prior business combinations related to the reporting units and our annual impairment assessment occurs on the last day of the second month of our fiscal fourth quarter.

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

During the third quarter of 2018, we determined that a triggering event occurred and an interim goodwill impairment test for our corporate apparel reporting unit was required.  We concluded that the reporting unit’s goodwill was fully impaired and recorded a non-cash goodwill impairment charge of $24.0 million during the third quarter of 2018. See Note 8 for additional information.

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

As a result of our annual impairment evaluations, we believe that, as of February 2, 2019, none of our goodwill and indefinite-lived intangible assets are impaired.

Derivative Financial Instruments—Derivative financial instruments are recorded in the consolidated balance sheet at fair value as other current assets, other assets, accrued expenses and other current liabilities or other liabilities. For derivative instruments for which hedge accounting was not designated, the gain or loss is recorded in cost of sales in the consolidated statements of earnings. For derivative instruments that qualify for hedge accounting treatment, the effective portion of the derivative is recorded as a component of other comprehensive income (loss) and reclassified to earnings in the period when the hedged item affects earnings. Gains and losses on derivative instruments are reflected within cash flow from operating activities on the statement of cash flows.  See Note 17 for further information regarding our derivative instruments.

Self‑Insurance— We self‑insure significant portions of our workers’ compensation and employee medical costs. We estimate our liability for future payments under these programs based on historical experience and various assumptions as to participating employees, health care costs, number of claims and other factors, including industry trends and information provided to us by third parties. We also use actuarial estimates. If the number of claims or the costs associated with those claims were to increase significantly over our estimates, additional charges to earnings could be necessary to cover required payments.

Sabbatical Leave—Beginning in fiscal 2016, employees no longer earn a sabbatical leave and, as a result, we are no longer accruing benefits for sabbatical leave.  The accrued liability for sabbatical leave earned prior to fiscal 2016, which is

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

included in accrued expenses and other current liabilities in the consolidated balance sheets, was $2.4 million and $3.6 million as of fiscal 2018 and 2017, respectively.

Income Taxes—Income taxes are accounted for using the asset and liability method.  Deferred tax liabilities or assets are established for temporary differences between financial and tax reporting bases and subsequently adjusted to reflect changes in enacted tax rates expected to be in effect when the temporary differences reverse.  The deferred tax assets are reduced, if necessary, by a valuation allowance if the future realization of those tax benefits is not more likely than not.  See Note 9 for further information regarding income taxes, including impacts related to the Tax Cuts and Jobs Act (the “Tax Reform Act”).

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

Revenue Recognition— Effective February 4, 2018, we adopted Accounting Standards Codification 606, Revenue from Contracts with Customers ("ASC 606"). Under ASC 606, revenue is recognized when performance obligations under the terms of the contracts with our customers are satisfied. See Note 7 for additional discussion related to revenue recognition.

Operating Leases—Operating leases relate primarily to stores and generally contain rent escalation clauses, rent holidays, contingent rent provisions and occasionally leasehold incentives. Rent expense for operating leases is recognized on a straight‑line basis over the term of the lease, which is generally five to ten years based on the initial lease term plus first renewal option periods that are reasonably assured. Rent expense for stores is included in cost of sales as a part of occupancy cost and other rent is included in selling, general and administrative (“SG&A”) expenses. The lease terms commence when we take possession with the right to control use of the leased premises, which normally includes a construction period and, for stores, is approximately 60 days prior to the date rent payments begin.

Deferred rent that results from recognition of rent expense on a straight‑line basis is included in other liabilities. Landlord incentives received for reimbursement of leasehold improvements is also included in other liabilities and amortized as a reduction to rent expense over the term of the lease. Contingent rentals are generally based on percentages of sales and are recognized as store rent expense as they accrue.

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

During the first quarter of fiscal 2017, we adopted Accounting Standards Update (“ASU”) No. 2016-09, Compensation-Stock Compensation. ASU 2016-09 simplified several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The recognition of excess tax benefits and deficiencies related to the vesting of stock-based awards in the statement of earnings and presentation of excess tax benefits on the statement of cash flows were adopted prospectively, with no adjustments made to prior periods.  In addition, upon adoption, we did not change our policy on

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accounting for forfeitures, which is to estimate the number of awards expected to be forfeited and adjusting the estimate as needed.  Overall, the adoption of ASU 2016-09 did not have a material impact on our financial statements.

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

Share‑based compensation expense, including cash settled awards, recognized for fiscal 2018 and 2017 was $18.1 million and $25.2 million, respectively.  Share-based compensation expense recognized for fiscal 2016 was $17.4 million. There were no cash settled awards granted during fiscal 2016.  Total income tax benefit recognized in net earnings for share‑based compensation arrangements was $4.5 million, $9.5 million and $6.8 million for fiscal 2018, 2017 and 2016, respectively. See Note 14 for additional disclosures regarding share‑based compensation.

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

Earnings per share— In 2018 and 2017, we calculated earnings per common share allocated to common shareholders using the treasury stock method while in 2016 we applied the two-class method.  The two-class method required an evaluation of whether instruments granted in share-based payment transactions were participating securities, including unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) and how participating securities should be included in the computation of earnings per common share allocated to common shareholders.  See Note 5 for disclosures regarding earnings per share.

Treasury stock— Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Gains and losses on the subsequent reissuance of shares are credited or charged to capital in excess of par value using the average-cost method.  Upon retirement of treasury stock, the amounts in excess of par value are charged entirely to accumulated deficit.

Recent Accounting Pronouncements—We have considered all new accounting pronouncements and have concluded that the following new pronouncements may have a material impact on our results of operations, financial condition, or cash flows.

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-15, Intangibles-Goodwill and Other-Internal Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for public companies for annual reporting periods beginning after December 15, 2019, and interim periods within those fiscal years.  Early adoption of

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ASU 2018-15 is permitted.  We are currently evaluating the impact ASU 2018-15 may have on our financial position, results of operations or cash flows.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 amends the existing hedge accounting model in order to enable entities to better portray the economics of their risk management activities in their financial statements. ASU 2017-12 is effective for public companies for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption of ASU 2017-12 is permitted.  We will adopt ASU 2017-12 in the first quarter of fiscal 2019 and do not expect it to have a material impact on our financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases.   ASU 2016-02 increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  The main difference between current U.S. GAAP and ASU 2016-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under current U.S. GAAP. ASU 2016-02 is effective for public companies for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption of ASU 2016-02 is permitted.  The guidance is required to be adopted using the modified retrospective approach, with optional practical expedients.  In July 2018, the FASB issued ASU 2018-11, Leases - Targeted Improvements, providing a practical expedient that removed the requirement to restate prior period financial statements upon adoption of the standard with a cumulative-effect adjustment to retained earnings in the period of adoption.  We will adopt ASU 2016-02 in the first quarter of fiscal 2019 using this approach.

In addition, upon adoption, we are electing the package of practical expedients under which we will not reassess our prior conclusions about lease identification, lease classification and initial direct costs. We are also making accounting policy elections to treat the lease and non-lease components of leases as a single lease component and to exempt leases with an initial term of twelve months or less from balance sheet recognition. We are not electing to adopt the hindsight practical expedient.

Upon adoption of the guidance, we currently expect to record operating lease liabilities in the range of $935 million to $965 million based upon the present value of the remaining minimum rental payments using discount rates as of the effective date.  We currently expect to record corresponding right-of-use assets in the range of $885 million to $915 million based upon the operating lease liabilities adjusted for favorable lease intangible assets and deferred rent and unfavorable lease liabilities. We currently do not expect ASU 2016-02 to have any other material impacts on our consolidated financial statements and also do not expect its adoption to impact our existing credit facilities.

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

As a result of the agreement, during the first quarter of fiscal 2017, we incurred $17.2 million of termination-related costs, of which $14.6 million were cash charges.  These costs included $12.3 million related to contract termination, $1.4 million of rental product write-offs, $1.2 million of asset impairment charges and $2.3 million of other costs, all of which relate to our retail segment. Of the $17.2 million in termination-related costs, $14.6 million is recorded in SG&A, $1.4 million is included in cost of sales and $1.2 million is included in asset impairment charges in the consolidated statement of earnings.  At February 3, 2018, all termination-related costs had been paid.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.  DIVESTITURE OF MW CLEANERS

On February 28, 2018, we entered into a definitive agreement to divest our MW Cleaners business for approximately $18.0 million, subject to certain adjustments, and the transaction closed on March 3, 2018.  During fiscal 2018, we received cash proceeds of $17.8 million and recorded a total loss on the divestiture totaling $3.8 million, which is included within SG&A in the consolidated statement of earnings, and relates to our retail segment.

We determined that the sale of the MW Cleaners business did not represent a strategic shift and will not have a major effect on our consolidated results of operations, financial position or cash flows. Accordingly, we have not presented the sale as a discontinued operation in the consolidated financial statements.

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

No charges were incurred under these initiatives in fiscal 2018 or 2017, respectively. Cumulative pre-tax restructuring and other charges related to these programs was $109.6 million, of which approximately $68.1 million were cash expenses.

A summary of the charges incurred are presented in the table below (amounts in thousands):

	Fiscal Year
	2016	Cumulative
Lease termination costs	$43,116	$43,116
Store asset impairment charges and accelerated depreciation, net of deferred rent	1,734	24,880
Consulting costs	15,074	15,992
Inventory reserve charges	—	11,008
Severance and employee-related costs	6,103	6,103
Favorable lease impairment charges	—	5,533
Other costs	2,060	2,918
Total pre-tax restructuring and other charges(1)	$68,087	$109,550

(1)

For fiscal 2016, consists of $71.9 million included in SG&A offset by a $3.8 million reduction in cost of sales.  For fiscal 2016 and cumulatively since inception of the initiatives, of the total amounts recorded in the table above, $49.0 million and $88.9 million, respectively, relate to our retail segment and the remainder are recorded in shared services.

As of February 3, 2018, $0.3 million of these restructuring and other charges was included in accrued expenses and other current liabilities.  These amounts were paid in fiscal 2018.

In addition to the restructuring costs described above, we incurred integration and other costs related to Jos. A. Bank totaling $8.8 million for fiscal 2016.  Integration and other costs for fiscal 2016 include $2.1 million recorded in cost of sales with the remainder recorded in SG&A.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.    EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net earnings by the weighted-average common shares outstanding during the period.  Diluted earnings per common share reflect the more dilutive earnings per common share amount calculated using the treasury stock method or the two-class method.  For fiscal 2018 and 2017, the treasury stock method is used to calculate diluted earnings per common share while the two-class method was used for fiscal 2016.

Basic and diluted earnings per common share are computed using the actual net earnings allocated to common shareholders and the actual weighted-average common shares outstanding rather than the rounded numbers presented within our consolidated statement of earnings and the accompanying notes.  As a result, it may not be possible to recalculate earnings per common share in our consolidated statement of earnings and the accompanying notes. The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share amounts):

	Fiscal Year

	2018	2017	2016
Numerator
Net earnings	$83,240	$96,703	$24,956
Net earnings allocated to participating securities (restricted stock and deferred stock units)	—	—	(28)
Net earnings	$83,240	$96,703	$24,928
Denominator
Basic weighted-average common shares outstanding	49,856	49,094	48,607
Dilutive effect of share-based awards	869	374	179
Diluted weighted-average common shares outstanding	50,725	49,468	48,786
Net earnings per common share:
Basic	$1.67	$1.97	$0.51
Diluted	$1.64	$1.95	$0.51

For fiscal 2018, 2017 and 2016, 0.8 million, 1.8 million, and 1.6 million anti‑dilutive shares of common stock were excluded from the calculation of diluted earnings per common share allocated to common shareholders, respectively.

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

The Credit Facilities and the Senior Notes contain customary non-financial and financial covenants, including fixed charge coverage ratios, total leverage ratios and secured leverage ratios.  Should our total leverage ratio and secured leverage ratio exceed certain thresholds specified in the agreements, we would be subject to certain additional restrictions, including limitations on our ability to make significant acquisitions and incur additional indebtedness. As of February 2, 2019 our total leverage ratio and secured leverage ratio are below these thresholds and we believe these ratios will remain below the thresholds specified in the agreements for the foreseeable future, which results in the elimination of these additional

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

restrictions. In addition, as a result of the refinancing of the Term Loan and amending of our ABL Facility, our ability to pay dividends on our common stock has increased from a maximum of $10.0 million per quarter to a maximum of $15.0 million per quarter.

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

The interest rate on the New Term Loan is based on 1-month LIBOR, which was 2.51% at February 2, 2019, plus the applicable margin of 3.25%, resulting in a total interest rate of 5.76%.  We have two interest rate swap agreements where the variable rates due under the New Term Loan have been exchanged for a fixed rate, including an interest rate swap entered into during June 2018.  At February 2, 2019, the total notional amount under these interest rate swaps is $715.0 million.  See Note 17 for additional information on our interest rate swaps.

As a result of our interest rate swaps, 80% of the variable interest rate under the New Term Loan has been converted to a fixed rate and, as of February 2, 2019, the New Term Loan had a weighted average interest rate of 5.77%.

In connection with the April 2018 refinancing of the New Term Loan, we incurred deferred financing costs of $5.6 million, which was to be amortized over the life of the New Term Loan using the interest method.  In addition, as a result of the refinancing, we recorded a loss on extinguishment of debt totaling $11.9 million consisting of the elimination of unamortized deferred financing costs and OID related to the Original Term Loan, which is included as a separate line in the consolidated statement of earnings.

In connection with the October 2018 amendment of the New Term Loan, we incurred deferred financing costs of $1.1 million, which will be amortized over the life of the New Term Loan using the interest method.  In addition, we recorded a loss on extinguishment of debt totaling $9.4 million consisting of the elimination of unamortized deferred financing costs and OID, which is included as a separate line in the consolidated statement of earnings.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In October 2017, we amended our ABL Facility, which now provides for a senior secured revolving credit facility of $550.0 million, with possible future increases to $650.0 million under an expansion feature that matures in October 2022, and is guaranteed, jointly and severally, by Tailored Brands, Inc. and certain of our U.S. subsidiaries. The ABL Facility has several borrowing and interest rate options including the following indices:  (i) adjusted LIBOR, (ii) Canadian Dollar Offered Rate (“CDOR”) rate, (iii) Canadian prime rate or (iv) an alternate base rate (equal to the greater of the prime rate, the New York Federal Reserve Bank (“NYFRB”) rate plus 0.5% or adjusted LIBOR for a one-month interest period plus 1.0%). Advances under the ABL Facility bear interest at a rate per annum using the applicable indices plus a varying interest rate margin of up to 1.75%. The ABL Facility also provides for fees applicable to amounts available to be drawn under outstanding letters of credit which range from 1.25% to 1.75%, and a fee on unused commitments of 0.25%. As of February 2, 2019, $48.5 million in borrowings were outstanding under the ABL Facility at a weighted average interest rate of approximately 3.9%.  During fiscal 2018, the maximum borrowing outstanding under the ABL Facility was $104.5 million.

We utilize letters of credit primarily as collateral for workers compensation claims and to secure inventory purchases.  At February 2, 2019, letters of credit totaling approximately $38.9 million were issued and outstanding.  Borrowings available under the ABL Facility as of February 2, 2019 were $407.7 million.

The obligations under the Credit Facilities are secured on a senior basis by a first priority lien on substantially all of the assets of the Company, and certain of its U.S. subsidiaries and, in the case of the ABL Facility, Moores The Suit People Inc. The Credit Facilities and the related guarantees and security interests granted thereunder are senior secured obligations of, and will rank equally with all present and future senior indebtedness of the Company, the co-borrowers and the respective guarantors.

Senior Notes

The Senior Notes are guaranteed, jointly and severally, on an unsecured basis by Tailored Brands, Inc. and certain of our U.S. subsidiaries.  The Senior Notes and the related guarantees are senior unsecured obligations of the Men’s Wearhouse, Inc. and the guarantors, respectively, and will rank equally with all of The Men’s Wearhouse Inc.’s and each guarantor’s present and future senior indebtedness.  The Senior Notes will mature in July 2022.  Interest on the Senior Notes is payable on January 1 and July 1 of each year.

We may redeem some or all of the Senior Notes at any time on or after July 1, 2017 at the redemption prices set forth in the indenture governing the Senior Notes.  Upon the occurrence of certain specific changes of control, we may be required to offer to purchase the Senior Notes at 101% of their aggregate principal amount plus accrued and unpaid interest thereon to the date of purchase.

During fiscal 2018, we completed a partial redemption of $175.0 million in face value of our Senior Notes.  The Senior Notes were redeemed at a redemption price equal to $1,035 per $1,000 principal amount, plus accrued and unpaid interest. In addition, during fiscal 2018, we repurchased and retired $17.6 million in face value of Senior Notes through open market transactions. As a result, we recorded a net loss on extinguishment totaling $8.9 million, which is included as a separate line in the consolidated statement of earnings.  The net loss on extinguishment reflects a $6.7 million loss upon repurchase of the Senior Notes and the elimination of unamortized deferred financing costs totaling $2.2 million related to the Senior Notes.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-Term Debt

The following table provides details on our long-term debt as of February 2, 2019 and February 3, 2018 (in thousands):

	February 2,	February 3,
	2019	2018
Term Loan (net of unamortized OID of $0.0 million at February 2, 2019 and $3.0 million at February 3, 2018)	$891,000	$990,465
Senior Notes	228,607	421,209
ABL Facility	48,500	—
Less: Deferred financing costs related to the Term Loan and Senior Notes	(3,246)	(14,866)
Total long-term debt, net	1,164,861	1,396,808
Current portion of long-term debt	(11,619)	(7,000)
Total long-term debt, net of current portion	$1,153,242	$1,389,808

In accordance with the provisions of the New Term Loan, we have an obligation to make a mandatory excess cash flow payment offer of $2.6 million to the Term Loan lenders during fiscal 2019.  Our lenders have the option to decline their respective portions of the payment.  We have classified the entire amount of the expected payment within current portion of long-term debt on our consolidated balance sheet as of February 2, 2019.

The following table provides principal payments due on long-term debt in the next five fiscal years and the remaining years thereafter (in thousands):

Fiscal Year
2019	$11,619
2020	9,000
2021	9,000
2022	286,107
2023	9,000
Thereafter	843,381
Total long-term debt	1,168,107
Deferred financing costs	(3,246)
Total long-term debt, net	$1,164,861

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.    REVENUE RECOGNITION

Adoption of ASC 606

Effective February 4, 2018, we adopted ASC 606 for all contracts using the modified retrospective approach.  We recognized the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of retained earnings.  The adoption had no impact to our previously reported results of operations or cash flows.  The comparative period information has not been restated and continues to be reported under the accounting standards in effect for the periods presented.

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

The adoption of ASC 606 primarily impacted the timing of revenue recognition related to our customer loyalty programs, gift cards and e-commerce sales within our retail segment, as discussed in more detail below.  In addition, for our corporate apparel segment, certain deferred revenue balances along with related inventory amounts were eliminated as part of the cumulative adjustment to opening retained earnings.  Also, for estimated sales returns, we now recognize allowances for estimated sales returns on a gross basis rather than a net basis on the consolidated balance sheets.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenues

The following table sets forth supplemental products and services sales information for the Company (in thousands):

	Fiscal Year
	2018	2017	2016
Net sales:
Men's tailored clothing product	$1,385,320	$1,351,881	$1,343,875
Men's non-tailored clothing product	988,973	1,008,663	1,018,907
Women's clothing product	68,518	70,630	73,509
Other (1)	11,936	8,643	9,631
Total retail clothing product	2,454,747	2,439,817	2,445,922
Rental services	399,146	428,355	457,444
Alteration services	148,067	150,005	161,895
Retail dry cleaning services (2)	2,551	34,844	33,140
Total alteration and other services	150,618	184,849	195,035
Total retail sales	3,004,511	3,053,021	3,098,401
Corporate apparel clothing product	235,391	251,325	280,302
Total net sales	$3,239,902	$3,304,346	$3,378,703

(1)

Other consists of franchise and licensing revenues and gift card breakage.  Franchise revenues are generally recognized at a point in time while licensing revenues consist primarily of minimum guaranteed royalty amounts recognized over an elapsed time period.

(2)	On March 3, 2018, we completed the divestiture of our MW Cleaners business. See Note 3 for additional information.

See Note 18 for additional information regarding our reporting segments.

Retail Segment

For retail clothing product revenue, we transfer control and recognize revenue at a point in time, upon sale or shipment of the merchandise, net of actual sales returns and an accrual for estimated sales returns.  For rental and alteration services, we transfer control and recognize revenue at a point in time, upon receipt of the completed service by the customer.  Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services.  Sales, use and value added taxes we collect from our customers and are remitted to governmental agencies are excluded from revenue.

Loyalty Programs

We maintain a customer loyalty program for our Men’s Wearhouse, Men’s Wearhouse and Tux, Jos. A. Bank and Moores brands in which customers receive points for purchases. Points are generally equivalent to dollars spent on a one‑to‑one basis, excluding any sales tax dollars, and do not expire. Upon reaching 500 points, customers are issued a $50 rewards certificate which they may redeem for purchases at our stores or online. Generally, reward certificates earned must be redeemed no later than six months from the date of issuance.  We believe our loyalty programs represent a customer option that is a material right and, accordingly, is a performance obligation in the contract with our customer.  Therefore, we record our obligation for future point redemptions using a deferred revenue model.  In prior years, we used an incremental cost approach where we accrued the estimated costs of the anticipated certificate redemptions when the certificates were issued and charged such costs to cost of sales.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

When loyalty program members earn points, we recognize a portion of the transaction as revenue for merchandise product sales or services and defer a portion of the transaction representing the value of the related points. The value of the points is recorded in deferred revenue on our consolidated balance sheet and recognized into revenue when the points are converted into a rewards certificate and the certificate is used.

We account for points earned and certificates issued that will never be redeemed by loyalty members, which we refer to as breakage. We review our breakage estimates at least annually based upon the latest available information regarding redemption and expiration patterns.

During the fourth quarter of 2018, we redeemed certain loyalty members’ cumulative outstanding points into reward certificates prior to them reaching 500 total points, and these certificates expired on February 2, 2019.  In addition, we finalized our decision to implement an expiration policy for loyalty program points beginning in the second quarter of fiscal 2019.  As a result of these changes in the loyalty programs, we recorded a decrease to our deferred revenue liability related to outstanding loyalty program points of $17.6 million, $14.3 million net of income taxes, or $0.28 earnings per diluted share.

Our estimate of the expected usage of points and certificates requires significant management judgment. Current and future changes to our assumptions or to loyalty program rules may result in material changes to the deferred revenue balance as well as recognized revenues from the loyalty programs.

Gift Card Breakage

Proceeds from the sale of gift cards are recorded as a liability and are recognized as net sales from products and services when the cards are redeemed.  Our gift cards do not have expiration dates.  In addition, we recognize revenue for gift cards for which the likelihood of redemption is deemed to be remote and for which there is no legal obligation to remit the value of such unredeemed gift cards to any relevant jurisdictions (commonly referred to as gift card breakage) under the redemption recognition method. This method records gift card breakage as revenue on a proportional basis over the redemption period based on our historical gift card breakage rate. We review our gift card breakage estimate based on our historical redemption patterns.  Pre-tax breakage income of $3.1 million was recognized during fiscal 2018.  In prior years, we recognized income from breakage of gift cards as a reduction of SG&A when the likelihood of redemption of the gift card was remote. Pre-tax breakage income of $3.2 million and $2.9 million was recognized during fiscal 2017 and 2016, respectively.

Sales Returns

Revenue from merchandise product sales is reported net of sales returns, which includes an estimate of future returns based on historical return rates, with a corresponding reduction to cost of sales. Our refund liability for sales returns was $6.4 million at February 2, 2019, which is included in accrued and other current liabilities and represents the expected value of the refund that will be due to our customers.  We also have a corresponding asset included in other current assets that represents the right to recover products from customers associated with sales returns of $3.2 million at February 2, 2019.  In prior years, we recognized an accrual for estimated sales returns on a net basis, which as of February 3, 2018, totaled $4.0 million and is recorded within accrued expenses and other current liabilities in our consolidated balance sheet.

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

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contract Liabilities

The following table summarizes the opening and closing balances of our contract liabilities (in thousands):

	Balance at	Increase	Balance at
	February 3, 2018	(Decrease)	February 2, 2019
	As Adjusted
Contract liabilities	$141,552	$(18,724)	$122,828

Contract liabilities include cash payments received from customers in advance of our performance, including amounts which are refundable.  These liabilities primarily consist of customer deposits related to rental product or custom clothing transactions since we typically receive payment from our customers prior to our performance and deferred revenue related to our loyalty programs and unredeemed gift cards.  These amounts are included as “Customer deposits, prepayments and refunds payable,” “Loyalty program liabilities” and “Unredeemed gift cards,” respectively, within the accrued expenses and other current liabilities line item on our consolidated balance sheet.  See Note 11 for additional information on our accrued expenses and other current liabilities.

The amount of revenue recognized for fiscal 2018 that was included in the opening contract liability balance was $101.4 million. This revenue primarily consists of recognition of deposits for completed transactions, redeemed certificates related to our loyalty programs, gift card redemptions and the impact of changes related to our loyalty programs of $17.6 million.

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

In accordance with ASC 606, the following tables reflect the impact on our fiscal 2018 consolidated statement of earnings and balance sheet as if we had continued to apply accounting standards in effect last year (“Legacy GAAP”) (in thousands, except per share amounts):

Statement of Earnings	For the Year Ended February 2, 2019
	As	Amounts Under	Effect of Change
	Reported	Legacy GAAP	Increase/(Decrease)
Net sales:
Total retail sales	$3,004,511	$2,979,703	$(24,808)
Corporate apparel clothing product	235,391	243,610	8,219
Costs and expenses:
Total retail cost of sales	1,691,963	1,690,986	(977)
Total corporate apparel clothing product cost of sales	170,472	177,124	6,652
Selling, general and administrative expenses	974,054	970,703	(3,351)
Provision for income taxes	19,436	15,856	(3,580)
Net earnings	83,240	67,907	(15,333)
Diluted net earnings per common share	$1.64	$1.34	$(0.30)

The decrease of $0.30 between the as reported and amounts under legacy GAAP columns primarily relates to the changes to our loyalty programs of $17.6 million, or $0.28 per diluted share.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Balance Sheet	February 2, 2019
	As	Amounts Under	Effect of Change
	Reported	Legacy GAAP	Increase/(Decrease)
Assets:
Accounts receivable, net	$73,073	$74,932	$1,859
Inventories	830,426	840,769	10,343
Other current assets	70,712	67,523	(3,189)
Liabilities:
Accrued expenses and other current liabilities	282,029	229,962	(52,067)
Deferred taxes, net and other liabilities	125,022	113,055	(11,967)
Equity:
Accumulated deficit	$(468,048)	$(447,557)	$20,491

8.    GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill allocated to our reportable segments and changes in the net carrying amount of goodwill for the years ended February 2, 2019 and February 3, 2018 are as follows (in thousands):

		Corporate
	Retail	Apparel	Total
Balance at January 28, 2017	$94,511	$22,515	$117,026
Goodwill impairment charge	(1,500)	—	(1,500)
Goodwill of acquired business	—	695	695
Translation adjustment	1,294	2,777	4,071
Balance at February 3, 2018	$94,305	$25,987	$120,292
Goodwill impairment charge	—	(23,991)	(23,991)
Goodwill of divested business (see Note 3)	(13,588)	—	(13,588)
Translation adjustment	(1,226)	(1,996)	(3,222)
Balance at February 2, 2019	$79,491	$—	$79,491

In fiscal 2017, the goodwill of acquired business resulted from an immaterial acquisition by our UK-based operations. During the fourth quarter of 2017, based on an indicator of the fair value of the business, we recorded a goodwill impairment charge of $1.5 million for MW Cleaners, which related to our retail segment.

Third Quarter 2018 Corporate Apparel Impairment Test

During the third quarter of 2018, sales, profitability and cash flow of our corporate apparel reporting unit underperformed in comparison to our forecast.  The performance of our corporate apparel business was and continues to be impacted by increasing uncertainty surrounding Brexit, which is resulting in lower replenishment demand from existing accounts in the UK.  In addition, in the third quarter of 2018, we received notification from a significant U.S. customer of their decision not to renew their existing agreement with us in 2019. As a result of the continued uncertainty surrounding Brexit and the notification from our U.S. customer, we lowered our forecast of sales, profitability and cash flow for the corporate apparel reporting unit for the fourth quarter of 2018 and future years.

As a result of the factors above, we determined that a triggering event occurred during the third quarter of 2018 and an interim goodwill impairment test for our corporate apparel reporting unit was required.  We concluded that the reporting unit’s goodwill was fully impaired and recorded a non-cash goodwill impairment charge of $24.0 million during the third quarter of 2018.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As of February 2, 2019 and February 3, 2018, accumulated goodwill impairment totaled $804.0 million and $780.0 million, respectively.  As of February 2, 2019, $780.0 million related to our retail segment and $24.0 million related to our  corporate apparel segment.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible Assets

The gross carrying amount and accumulated amortization of our identifiable intangible assets are as follows (in thousands):

	February 2,	February 3,
	2019	2018
Amortizable intangible assets:
Carrying amount:
Trademarks, tradenames and franchise agreements	$16,067	$16,273
Favorable leases	11,844	13,229
Customer relationships	26,553	28,713
Total carrying amount	54,464	58,215
Accumulated amortization:
Trademarks, tradenames and franchise agreements	(10,796)	(10,558)
Favorable leases	(5,162)	(5,010)
Customer relationships	(18,851)	(17,992)
Total accumulated amortization	(34,809)	(33,560)
Total amortizable intangible assets, net	19,655	24,655
Indefinite-lived intangible assets:
Trademarks and tradename	144,246	144,332
Total intangible assets, net	$163,901	$168,987

The pre-tax amortization expense associated with intangible assets subject to amortization totaled approximately $3.9 million, $4.2 million and $4.8 million for fiscal 2018, 2017 and 2016, respectively.  Pre-tax amortization expense associated with intangible assets subject to amortization at February 2, 2019 is estimated to be approximately $3.6 million for fiscal year 2019, $3.5 million for fiscal year 2020, $3.4 million for fiscal year 2021, $2.1 million for fiscal year 2022 and $0.9 million for fiscal year 2023.

9.  INCOME TAXES

The following table provides details on our earnings (loss) before income taxes (in thousands):

	Fiscal Year
	2018	2017	2016
United States	$72,397	$90,399	$(9,986)
Foreign	30,279	44,555	41,567
Total	$102,676	$134,954	$31,581

The provision (benefit) for income taxes consists of the following (in thousands):

	Fiscal Year
	2018	2017	2016
Current tax expense:
Federal	$6,757	$25,701	$18,545
State	4,802	5,067	912
Foreign	15,886	13,246	11,156
Deferred tax (benefit) expense:
Federal and state	(2,929)	(21,187)	(23,135)
Foreign	(5,080)	15,424	(853)
Total	$19,436	$38,251	$6,625

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In December 2017, the U.S. enacted the Tax Reform Act. The changes included in the Tax Reform Act are broad and complex, which impacted our consolidated financial statements in fiscal 2017 and fiscal 2018 including, but not limited to: reducing the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018 and requiring a one-time transition tax on certain unrepatriated earnings of non-U.S. subsidiaries that may electively be paid over eight years. The transition tax resulted in certain previously untaxed non-U.S. earnings being included in the U.S. federal and state 2017 taxable income.

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

Shortly after the Tax Reform Act was enacted, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) which provides guidance on accounting for the Tax Reform Act’s impact. SAB 118 provided a measurement period, which in no case should extend beyond one year from the Tax Reform Act enactment date, during which a company acting in good faith may complete the accounting for the impacts of the Tax Reform Act. In accordance with SAB 118, a company must reflect the income tax effects of the Tax Reform Act in the reporting period in which the accounting is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Reform Act is incomplete, a company can determine a reasonable estimate for those effects and record a provisional estimate in the financial statements in the first reporting period in which a reasonable estimate can be determined.

As a result, in fiscal 2017, we recorded a provisional discrete net tax benefit of $0.3 million related to the Tax Reform Act, which consisted of a benefit from deferred tax remeasurement offset by additional provision for transition tax.  During the fourth quarter of fiscal 2018, we completed our accounting for the effects of the Tax Reform Act and recorded a discrete net tax benefit of $6.1 million, including finalization of deferred tax remeasurement, transition tax and a rate change for foreign exchange remeasurement on previously taxed earnings and profits.

In addition, during 2018, we finalized our policy and have elected to use the period cost method for GILTI provisions and therefore have not recorded deferred taxes for basis differences expected to reverse in future periods.

A reconciliation of the statutory federal income tax rate to our effective tax rate is as follows:

	Fiscal Year
	2018	2017	2016
Federal statutory rate	21.0%	33.7%	35.0%
State income taxes, net of federal benefit	4.6	1.2	(5.6)
Uncertain tax positions	(0.5)	(13.6)	1.0
Foreign tax rate differential	4.8	(2.9)	(14.3)
Amortizable tax goodwill	(0.4)	(1.1)	(5.0)
GILTI	2.0	—	—
Valuation allowance	1.2	7.1	10.3
Tax credits	(6.8)	(9.6)	(3.4)
Impact of change to permanent reinvestment of foreign earnings	1.2	12.8	—
Impact of Tax Reform Act	(5.9)	(0.2)	—
Inventory donations	(1.9)	(1.2)	(2.9)
Impact of ASU 2016-09	—	2.1	—
Adjustments to net tax accruals	—	—	4.4
Other	(0.4)	—	1.5
	18.9%	28.3%	21.0%

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In fiscal 2018, our effective income tax rate was 18.9% and is lower than the U.S. statutory rate primarily due to the impact of the Tax Reform Act and usage of tax credits, which are partially offset by state income tax changes related to the Tax Reform Act and foreign earnings with higher tax rates in these jurisdictions.  In fiscal 2017, our effective income tax rate was 28.3% and was lower than the U.S. statutory rate primarily due to foreign earnings and the lower tax rates in these jurisdictions and the release of specific uncertain tax positions liabilities, partially offset by a change in our position on permanently reinvested foreign earnings and valuation allowance changes.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that a portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of February 2, 2019, it is more likely than not that we will realize the benefits of the deferred tax assets, except as discussed below.

At February 2, 2019, we had federal, state and foreign net operating loss (“NOL”) carryforwards of approximately $9.5 million, $178.7 million and $0.1 million, respectively.  The federal and state NOL carryforwards will expire between fiscal 2019 and 2038; the foreign NOLs can be carried forward indefinitely.  At February 2, 2019, we also had $16.5 million of foreign tax credit carryforwards, which will expire between fiscal 2020 and fiscal 2028.

At February 2, 2019 and February 3, 2018, we had net non-current deferred tax liabilities of $43.0 million and $68.8 million, respectively.  We have a valuation allowance of $20.7 million against certain state deferred tax assets and foreign tax credits for which we have concluded it is more likely than not that we will not recognize the asset.

Total deferred tax assets and liabilities and the related temporary differences as of February 2, 2019 and February 3, 2018 were as follows (in thousands):

	February 2,	February 3,
	2019	2018
Deferred tax assets:
Accrued rent and other expenses	$36,347	$31,574
Accrued compensation	17,667	16,475
Accrued inventory markdowns	5,654	3,616
Other	8,175	608
Tax loss and other carryforwards	32,030	28,605
Total deferred tax assets	99,873	80,878
Valuation allowance	(20,686)	(19,472)
Net deferred tax assets	79,187	61,406
Deferred tax liabilities:
Property and equipment	(47,287)	(46,089)
Capitalized inventory costs	(12,538)	(17,950)
Intangibles	(41,176)	(43,686)
Investment in foreign subsidiaries	(12,321)	(17,314)
Other	(8,863)	(5,192)
Total deferred tax liabilities	(122,185)	(130,231)
Net deferred tax liabilities	$(42,998)	$(68,825)

In accordance with the guidance regarding accounting for uncertainty in income taxes, we classify uncertain tax positions as non‑current income tax liabilities unless expected to be paid within one year and recognize interest and/or penalties related to income tax matters in income tax expense. As of February 2, 2019 and February 3, 2018, the total amount of accrued interest related to uncertain tax positions was $0.1 million and $0.2 million, respectively.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the activity related to our uncertain tax positions (in thousands):

	February 2,	February 3,
	2019	2018
Gross uncertain tax positions, beginning balance	$1,154	$19,450
Increase in tax positions for prior years	—	156
Decrease in tax positions for prior years	(535)	(17,908)
Increase in tax positions due to business combinations	—	—
Increase in tax positions for current year	—	300
Decrease in tax positions for current year	—	—
Settlements	—	(350)
Lapse from statute of limitations	—	(494)
Gross uncertain tax positions, ending balance	$619	$1,154

Of the $0.6 million in uncertain tax positions as of February 2, 2019, $0.6 million, if recognized, would reduce our income tax expense and effective tax rate. We do not expect material changes in the total amount of uncertain tax positions within the next 12 months as the outcome of tax matters is uncertain and unforeseen results can occur.

We are subject to routine compliance examinations on tax matters by various tax jurisdictions in the ordinary course of business.  Tax return years which are open to examinations range from fiscal 2013 through fiscal 2017.  Our tax jurisdictions include the United States, Canada, the UK, The Netherlands, Hong Kong and France as well as their states, territories, provinces and other political subdivisions.  A number of U.S. state examinations are ongoing.

10.  INVENTORIES

The following table provides details on our inventories as of February 2, 2019 and February 3, 2018 (in thousands):

	February 2,	February 3,
	2019	2018
Finished goods	$682,610	$739,668
Raw materials and merchandise components	147,816	112,263
Total inventories	$830,426	$851,931

11.  OTHER CURRENT ASSETS, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES AND DEFERRED TAXES AND OTHER LIABILITIES

The following table provides details on our other current assets as of February 2, 2019 and February 3, 2018 (in thousands):

	February 2,	February 3,
	2019	2018
Prepaid expenses	$56,361	$47,545
Tax receivable	584	20,368
Other	13,767	10,339
Total other current assets	$70,712	$78,252

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides details on our accrued expenses and other current liabilities as of February 2, 2019 and February 3, 2018 (in thousands):

	February 2,	February 3,
	2019	2018
Accrued salary, bonus, sabbatical, vacation and other benefits	$81,503	$84,767
Loyalty program liabilities	44,434	9,106
Customer deposits, prepayments and refunds payable	40,620	59,633
Unredeemed gift cards	32,178	39,609
Sales, value added, payroll, property and other taxes payable	25,547	29,409
Accrued workers compensation and medical costs	23,974	25,244
Accrued dividends	10,480	11,128
Accrued interest	1,828	3,281
Accrued royalties	1,286	5,032
Other	20,179	18,328
Total accrued expenses and other current liabilities	$282,029	$285,537

The increase in loyalty program liabilities, the decrease in customer deposits, prepayments, and refunds payable and the decrease in unredeemed gift cards was primarily driven by the adoption of ASC 606, effective February 4, 2018.  See Note 7 for additional information.

The following table provides details on our deferred taxes, net and other liabilities as of February 2, 2019 and February 3, 2018 (in thousands):

	February 2,	February 3,
	2019	2018
Deferred rent and landlord incentives	$57,505	$60,136
Deferred and other income tax liabilities, net	53,479	95,314
Unfavorable lease liabilities	1,797	2,910
Other	12,241	5,831
Total deferred taxes, net and other liabilities	$125,022	$164,191

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.  ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table summarizes the components of accumulated other comprehensive (loss) income during fiscal 2018, 2017 and 2016 (in thousands and net of tax):

	Foreign
	Currency	Cash Flow	Pension
	Translation	Hedges	Plan	Total
BALANCE— January 30, 2016	$(26,659)	$(2,007)	$180	$(28,486)
Other comprehensive (loss) income before reclassifications	(13,546)	616	24	(12,906)
Amounts reclassified from accumulated other comprehensive loss	—	1,309	—	1,309
Net other comprehensive (loss) income	(13,546)	1,925	24	(11,597)
BALANCE— January 28, 2017	(40,205)	(82)	204	(40,083)
Other comprehensive income (loss) before reclassifications	29,089	(3,397)	(15)	25,677
Amounts reclassified from accumulated other comprehensive loss	—	3,624	—	3,624
Net other comprehensive income	29,089	227	(15)	29,301
BALANCE— February 3, 2018	(11,116)	145	189	(10,782)
Other comprehensive (loss) income before reclassifications	(18,704)	(6,158)	(34)	(24,896)
Amounts reclassified from accumulated other comprehensive loss	—	1,699	—	1,699
Net other comprehensive (loss) income	(18,704)	(4,459)	(34)	(23,197)
BALANCE— February 2, 2019	$(29,820)	$(4,314)	$155	$(33,979)

Amounts reclassified from other comprehensive (loss) income in fiscal 2018 and 2017 related to changes in the fair value of our interest rate swaps which is recorded in interest expense in the consolidated statement of earnings and changes in the fair value of cash flow hedges related to inventory purchases, which is recorded within cost of sales in the consolidated statement of earnings. Amounts reclassified from other comprehensive (loss) income in fiscal 2016 related to changes in the fair value of our interest rate swaps, which is recorded in interest expense in the consolidated statement of earnings.

13.  DIVIDENDS

Cash dividends paid were approximately $36.9 million, $35.8 million and $35.2 million during fiscal 2018, 2017 and 2016, respectively.  In fiscal 2018, 2017 and 2016, a dividend of $0.18 per share was declared in each quarter, for an annual dividend of $0.72 per share, respectively.

The quarterly cash dividend of $0.18 per share declared by our Board of Directors (the “Board”) in January 2019 is payable on March 29, 2019 to shareholders of record on March 19, 2019 and is included in accrued expenses and other current liabilities on the consolidated balance sheet as of February 2, 2019.

14.  EQUITY AND SHARE‑BASED COMPENSATION PLANS

Preferred Stock

Our Board is authorized to issue up to 2,000,000 shares of preferred stock and to determine the dividend rights and terms, redemption rights and terms, liquidation preferences, conversion rights, voting rights and sinking fund provisions of those shares without any further vote or act by Company shareholders. There was no issued preferred stock as of February 2, 2019 and February 3, 2018, respectively.

Stock Plans

In June 2016, our shareholders approved the Tailored Brands, Inc. 2016 Long-Term Incentive Plan (the “2016 LTIP”), which will be used for equity grants after June 2016. As amended in 2017, the 2016 LTIP provides for an aggregate of up to 9,300,000 shares, subject to adjustment, of our common stock (or the fair market value thereof) with respect to which

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Stock options granted under these plans vest annually in varying increments over a period from one to three years and must be exercised within ten years of the date of grant. Grants of deferred stock units, performance units or restricted stock generally vest over a period from one to three years.

As of February 2, 2019, 6,612,534 shares were available for grant under the 2016 LTIP and 9,140,598 shares of common stock were reserved for future issuance under the existing plans.

Non‑Vested Deferred Stock Units, Performance Units and Restricted Stock

The following table summarizes the activity of time-based and performance-based (collectively, “DSUs”) awards during fiscal 2018:

			Weighted-Average
	Units		Grant-Date Fair Value
	Time-	Performance-	Time-	Performance-
	Based	Based	Based	Based
Non-Vested at February 3, 2018	1,014,689	993,631	$18.13	$19.55
Granted	686,433	254,895	26.25	28.33
Vested(1)	(603,394)	(180,997)	21.15	24.44
Forfeited	(158,642)	(730,623)	19.66	21.84
Non-Vested at February 2, 2019	939,086	336,906	$22.60	$18.59

(1)	Includes 284,220 shares relinquished for tax payments related to vested DSUs in fiscal 2018.

The following table summarizes additional information about DSUs:

	Fiscal Year
	2018	2017	2016
DSUs issued	941,328	1,015,236	1,315,140
Weighted average grant date fair value	$26.81	$11.47	$18.61

The fair value of shares vested was $17.2 million, $11.6 million and $11.1 million in fiscal 2018, 2017 and 2016, respectively. As of February 2, 2019, the intrinsic value of non‑vested DSUs was $16.0 million.  Grants of DSUs generally vest over a period of three years.  DSUs earn dividends throughout the vesting period that are subject to the same vesting terms as the underlying awards.

The 254,895 performance units granted in 2018 represent a contingent right to earn shares of common stock, subject to the achievement of a Company-specific performance target for fiscal 2020. Assuming the performance target is achieved, 100% of the award will vest on the three year anniversary of the grant date. Performance units that are unvested at the end of the performance period will lapse and be forfeited.  Performance units earn dividends throughout the vesting period that are subject to the same vesting terms as the underlying awards.

As of February 2, 2019, we have unrecognized compensation expense related to non‑vested DSUs of approximately $15.8 million which is expected to be recognized over a weighted‑average period of 1.4 years.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of February 2, 2019 and February 3, 2018, there were no outstanding shares of restricted stock.  The fair value of restricted stock that vested in fiscal 2017 and fiscal 2016 was $0.6 million and $0.7 million, respectively.  During fiscal 2016, 18,646 shares of restricted stock were granted with a weighted average grant date fair value of $17.37.

Stock Options

The following table summarizes the activity of stock options during fiscal 2018:

		Weighted-	Remaining		Intrinsic
	Number of	Average	Contractual		Value
	Shares	Exercise Price	Term		(in thousands)
Outstanding at February 3, 2018	1,527,176	$21.97
Granted	232,430	28.09
Exercised	(256,111)	19.22
Forfeited	(210,327)	16.42
Expired	(41,096)	51.18
Outstanding at February 2, 2019	1,252,072	$23.64	7.2	Years	$391
Vested and expected to vest at February 2, 2019	1,241,193	$23.65	7.2	Years	$387
Exercisable at February 2, 2019	676,059	$28.33	6.2	Years	$129

The weighted‑average grant date fair value of stock options granted during fiscal 2018, 2017 and 2016 was $10.29, $3.86 and $5.18, respectively. The fair value of stock options is estimated on the date of grant using the Black‑Scholes option pricing model using the following weighted‑average assumptions:

	Fiscal Year
	2018	2017	2016
Risk-free interest rate	2.70%	1.75%	1.22%
Expected lives	5.0 years	5.0 years	5.0 years
Dividend yield	4.21%	4.69%	4.13%
Expected volatility	56.55%	55.12%	47.95%

The risk‑free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected lives represents the period of time the stock options are expected to be outstanding after their grant date. The dividend yield is based on the average of the annual dividend divided by the market price of our common stock at the time of declaration. The expected volatility is based on historical volatility of our common stock. The total intrinsic value of stock options exercised during fiscal 2018, 2017 and 2016 was $1.7 million, less than $0.1 million and $0.1 million, respectively. As of February 2, 2019, we have unrecognized compensation expense related to non‑vested stock options of approximately $2.2 million which is expected to be recognized over a weighted‑average period of 1.4 years.

Cash Settled Awards

During 2017, we granted stock-based awards to certain employees, which vest over a period of three years, and will be settled in cash ("cash settled awards").  The fair value of the cash settled awards at each reporting period is based on the price of our common stock and includes a market condition.  The fair value of the cash settled awards will be remeasured at each reporting period until the awards are settled.  At February 2, 2019, the liability associated with the cash settled awards was $3.8 million with $2.4 million recorded in accrued expenses and other current liabilities and $1.4 million recorded in other liabilities in the consolidated balance sheets.  At February 3, 2018, the liability associated with the cash settled awards was $4.6 million with $2.8 million recorded in accrued expenses and other current liabilities and $1.8 million recorded in other liabilities in the consolidated balance sheets.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the activity of cash settled awards during fiscal 2018 (in thousands):

Cash Settled Awards
Non-Vested at February 3, 2018	$8,353
Granted	—
Vested	(2,702)
Forfeited	(579)
Non-Vested at February 2, 2019	$5,072

As of February 2, 2019, we have unrecognized compensation expense related to non‑vested cash settled awards of approximately $1.5 million which is expected to be recognized over a weighted‑average period of 1.0 years.

15.    RETIREMENT AND STOCK PURCHASE PLANS

We have 401(k) savings plans which allow eligible employees to save for retirement on a tax deferred basis.  Employer matching contributions under the 401(k) savings plans are made based on a formula set by the Board from time to time.  During fiscal 2018, 2017 and 2016, our matching contributions for the plans charged to operations were $2.7 million, $2.7 million and $1.4 million, respectively.

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

In addition, we have an Employee Stock Purchase Plan (“ESPP”) which allows employees to authorize after‑tax payroll deductions to be used for the purchase of shares of our common stock at 85% of the lesser of the fair market value of our common stock on the first day of the offering period or the fair market value of our common stock on the last day of the offering period. In 2018, our shareholders approved amendments to the ESPP including increasing the number of shares available for purchase by 1,000,000 shares, resulting in a total of 3,137,500 shares available for purchase under the ESPP.  We make no contributions to this plan but pay all brokerage, service and other costs incurred. A participant may not purchase more than 125 shares during any calendar quarter.

During fiscal 2018, 2017 and 2016, employees purchased 103,081 shares, 167,673 shares and 167,237 shares, respectively, under the ESPP, the weighted‑average fair value of which was $16.76, $10.74 and $11.66 per share, respectively. We recognized approximately $0.6 million, $0.6 million and $0.5 million of share‑based compensation expense related to the ESPP for fiscal 2018, 2017 and 2016, respectively. As of February 2, 2019, 1,127,875 shares were reserved for future issuance under the ESPP.

16.  FAIR VALUE MEASUREMENTS

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

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

	Fair Value Measurements at Reporting Date
	Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
February 2, 2019—
Assets:
Derivative financial instruments	$—	$3,074	$—	$3,074
Liabilities:
Derivative financial instruments	$—	$9,307	$—	$9,307
February 3, 2018—
Assets:
Derivative financial instruments	$—	$4,019	$—	$4,019
Liabilities:
Derivative financial instruments	$—	$2,307	$—	$2,307

At February 2, 2019, derivative financial instruments are comprised of (1) interest rate swap agreements to minimize our exposure to interest rate changes on our outstanding indebtedness, (2) foreign currency forward exchange contracts primarily entered into to minimize our foreign currency exposure related to forecasted revenues from our UK operations denominated in a currency different from the UK’s functional currency and (3) foreign currency forward exchange contracts primarily entered into to minimize our foreign currency exposure related to forecasted purchases of certain inventories denominated in a currency different from the operating entity’s functional currency.

These derivative financial instruments are recorded in the consolidated balance sheets at fair value based upon observable market inputs, primarily pricing models based on current market rates. Derivative financial instruments in an asset position are included within other current assets or other assets in the consolidated balance sheets. Derivative financial instruments in a liability position are included within accrued expenses and other current liabilities or noncurrent liabilities in the consolidated balance sheets. See Note 17 for further information regarding our derivative instruments.

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

As discussed in Note 1, during fiscal 2018, 2017 and 2016, we incurred $1.0 million, $3.5 million and $16.5 million, respectively, of asset impairment charges related to our retail segment.  The estimated fair value of the impaired long-lived assets was $0.6 million, $0.7 million and $0.9 million as of February 2, 2019, February 3, 2018 and January 28, 2017, respectively.  In addition, during fiscal 2018, we recognized a writeoff of $4.0 million of rental product related to the closure of a rental product distribution center.  We estimated the fair value of these long-lived assets based on an income approach using projected future cash flows discounted using a weighted-average cost of capital analysis that reflects current market conditions.  The fair values of long‑lived assets are based on our own judgments about the assumptions that market participants would use in pricing the asset and on observable market data, when available. We classify these measurements as Level 3 within the fair value hierarchy.

During fiscal 2018, as a result of an interim goodwill impairment test for our corporate apparel reporting unit, we recorded a non-cash goodwill impairment charge of $24.0 million.  We estimated the fair value of our corporate apparel reporting unit using a combined income and market comparable approach, which we classified as Level 3 within the fair value hierarchy.  See Note 8 for further information.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During fiscal 2017, we recorded a goodwill impairment charge related to MW Cleaners totaling $1.5 million. We estimated the fair value of the MW Cleaners business based on an estimate provided to us by a market participant, which we classified as Level 2 within the fair value hierarchy.

During fiscal 2016, we recorded a $2.9 million impairment charge related to a long-lived asset reclassified as held for sale, which is included within asset impairment charges in our consolidated statement of earnings.  We estimated the fair value of the asset held for sale using market values for similar assets which would fall within Level 2 of the fair value hierarchy. During fiscal 2017, we completed the sale of the asset held for sale for $2.1 million in cash consideration.

Fair Value of Financial Instruments

Our financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses and other current liabilities and long-term debt. Management estimates that, as of February 2, 2019 and February 3, 2018, the carrying value of cash, accounts receivable, accounts payable and accrued expenses and other current liabilities approximated their fair value due to the highly liquid or short‑term nature of these instruments.  We believe that the borrowings under our ABL Facility approximate their fair value because interest rates are adjusted on a short-term basis.

The fair values of our Term Loan were valued based upon observable market data provided by a third party for similar types of debt, which we classify as a Level 2 input within the fair value hierarchy.   The fair value of our Senior Notes is based on quoted prices in active markets, which we classify as Level 1 input within the fair value hierarchy.  The table below shows the fair value and carrying value of our Term Loan and Senior Notes (in thousands):

	February 2, 2019		February 3, 2018
	Carrying	Estimated	Carrying	Estimated
	Amount(1)	Fair Value	Amount(1)	Fair Value
Term Loan and Senior Notes, including current portion	$1,116,361	$1,120,296	$1,396,808	$1,407,449

(1) The carrying value of the Term Loan and Senior Notes, including current portion is net of deferred financing costs of $3.2 million, $14.9 million as of February 2, 2019 and February 3, 2018, respectively.

17.    DERIVATIVE FINANCIAL INSTRUMENTS

In April 2017, we entered into an interest rate swap agreement on an initial notional amount of $260.0 million that matures in June 2021 with periodic interest settlements.  At February 2, 2019, the notional amount totaled $330.0 million.  Under this interest rate swap agreement, we receive a floating rate based on the 1‑month LIBOR rate and pay a fixed rate of 5.31% (including the applicable margin of 3.25%) on the outstanding notional amount. We have designated the interest rate swap as a cash flow hedge of the variability of interest payments under the Term Loan due to changes in the LIBOR benchmark interest rate.

In June 2018, we entered into an interest rate swap agreement on an initial notional amount of $320.0 million that matures in April 2025 with periodic interest settlements. At February 2, 2019, the notional amount totaled $385.0 million. Under this interest rate swap agreement, we receive a floating rate based on 1-month LIBOR and pay a fixed rate of 6.18% (including the applicable margin of 3.25%) on the outstanding notional amount. We have designated the interest rate swap as a cash flow hedge of the variability of interest payments under the Term Loan due to changes in the LIBOR benchmark interest rate.

At February 2, 2019, the fair value of the interest rate swaps was a net liability of $6.3 million with $7.6 million recorded in other liabilities and $1.7 million recorded in accrued expenses and other current liabilities, offset by $1.6 million recorded in other current assets and $1.4 million in other assets in our consolidated balance sheet.  At February 3, 2018, the fair value of the interest rate swaps was a net asset of $3.7 million with $3.8 million recorded in other assets and $0.1 recorded in current assets, offset by $0.2 million recorded in accrued expenses and other current liabilities in our

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

consolidated balance sheet.  The effective portion of the swaps is reported as a component of accumulated other comprehensive (loss) income. There was no hedge ineffectiveness at February 2, 2019 and February 3, 2018. Changes in fair value are reclassified from accumulated other comprehensive (loss) income into earnings in the same period that the hedged item affects earnings.

Over the next 12 months, as interest payments are made, less than $0.1 million of the effective portion of the interest rate swaps is expected to be reclassified from accumulated other comprehensive (loss) income into earnings within interest expense.  If, at any time, either interest rate swap is determined to be ineffective, in whole or in part, due to changes in the interest rate swap or underlying debt agreements, the fair value of the portion of the interest rate swap determined to be ineffective will be recognized as a gain or loss in the statement of earnings for the applicable period.

Also, we have entered into derivative instruments to hedge our foreign exchange risk, specifically related to the British pound and Euro, primarily related to merchandise purchase commitments that are denominated in a currency different from the functional currency of the operating entity.  At February 2, 2019, the notional amount of the British pound and Euro instruments totaled $25.0 million and $8.0 million, respectively, and mature at various times through December 2019.  We have designated these instruments as cash flow hedges of the variability in exchange rates for those foreign currencies.  At February 2, 2019, the fair value of these cash flow hedges was an asset of $0.1 million recorded within other current assets in our consolidated balance sheet. At February 3, 2018, the fair value of these cash flow hedges was a net liability of $1.7 million with $1.9 million in accrued expenses and other current liabilities offset by $0.2 million recorded in other current assets in our consolidated balance sheet. The effective portion of the hedges is reported as a component of accumulated other comprehensive (loss) income. Hedge ineffectiveness at February 2, 2019 and February 3, 2018 was immaterial.  Changes in fair value are reclassified from accumulated other comprehensive (loss) income into earnings in the same period that the hedged item affects earnings. Over the next 12 months, based on our estimate of when the underlying inventory is sold, $1.0 million of the effective portion of the cash flow hedges is expected to be reclassified from accumulated other comprehensive (loss) income into earnings within cost of sales.

In addition, we are exposed to market risk associated with foreign currency exchange rate fluctuations as a result of our direct sourcing programs, specifically related to the Canadian dollar.  As a result, from time to time, we may enter into derivative instruments to hedge this foreign exchange risk.  Our risk management policy is to hedge a portion of forecasted merchandise purchases for our direct sourcing programs that bear foreign exchange risk using foreign exchange forward contracts. At February 2, 2019, the notional amount of these instruments totaled $7.8 million. We have not elected to apply hedge accounting to these derivative instruments. Amounts related to these derivative instruments were immaterial to our consolidated financial statements.

We had no derivative financial instruments with credit-risk-related contingent features underlying the agreements as of February 2, 2019 or February 3, 2018, respectively.

18.    SEGMENT REPORTING

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

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The corporate apparel segment includes the results from our corporate apparel and uniform operations conducted by Dimensions, Alexandra and Yaffy in the UK and Twin Hill in the U.S., which provide corporate apparel uniforms and workwear to workforces.

We measure segment profitability based on operating income, defined as income before interest expense, interest income, (loss) gain on extinguishment of debt, net, and income taxes, before shared service expenses. Shared service expenses include costs incurred and directed primarily by our corporate offices that are not allocated to segments.

Additional net sales information is as follows (in thousands):

	Fiscal Year
	2018	2017	2016
Net sales:
Men's Wearhouse(1)	$1,741,983	$1,742,668	$1,770,968
Jos. A. Bank	722,887	735,149	749,869
K&G	319,476	323,994	329,954
Moores	217,614	216,366	214,470
MW Cleaners(2)	2,551	34,844	33,140
Total retail segment	3,004,511	3,053,021	3,098,401
Total corporate apparel segment	235,391	251,325	280,302
Total net sales	$3,239,902	$3,304,346	$3,378,703

(1)	Consists of Men’s Wearhouse, Men’s Wearhouse and Tux, tuxedo shops within Macy's (all 170 of which were closed during the second quarter of 2017) and Joseph Abboud.
(2)	On March 3, 2018, we completed the divestiture of our MW Cleaners business. See Note 3 for additional information.

Operating (loss) income by reportable segment, shared service expense, and the reconciliation to earnings before income taxes is as follows (in thousands):

	Fiscal Year
	2018	2017	2016
Operating income (loss):
Retail	$418,062	$411,258	$308,283
Corporate apparel	(16,025)	11,326	25,315
Shared service expense	(190,098)	(193,168)	(200,772)
Operating income	211,939	229,416	132,826
Interest income	563	564	167
Interest expense	(79,573)	(100,471)	(103,149)
(Loss) gain on extinguishment of debt, net	(30,253)	5,445	1,737
Earnings before income taxes	$102,676	$134,954	$31,581

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Capital expenditures by reportable segment and shared services are as follows (in thousands):

	Fiscal Year
	2018	2017	2016
Capital expenditures:
Retail	$56,545	$56,133	$39,059
Corporate apparel	3,744	3,663	3,440
Shared services	21,997	35,162	57,195
Total capital expenditures	$82,286	$94,958	$99,694

Depreciation and amortization expense by reportable segment and shared services is as follows (in thousands):

	Fiscal Year
	2018	2017	2016
Depreciation and amortization expense:
Retail	$79,113	$79,579	$75,284
Corporate apparel	6,501	6,197	5,940
Shared services	18,602	20,717	33,981
Total depreciation and amortization expense	$104,216	$106,493	$115,205

Total assets by reportable segment and shared services are as follows (in thousands):

	February 2,	February 3,
	2019	2018
Segment assets:
Retail	$1,375,902	$1,434,992
Corporate apparel	175,488	222,872
Shared services(1)	269,100	342,091
Total assets	$1,820,490	$1,999,955

(1)	Shared service assets consist primarily of cash and cash equivalents, assets related to our distribution network and tax-related assets.

The tables below present information related to geographic areas in which we operate, with net sales classified based primarily on the geographic area where our customer is located (in thousands):

	Fiscal Year
	2018	2017	2016
Net sales:
U.S.	$2,838,577	$2,893,689	$2,973,177
International (1)	401,325	410,657	405,526
Total net sales	$3,239,902	$3,304,346	$3,378,703

(1)	Primarily in Canada and the UK.

	February 2, 2019	February 3, 2018
Long-lived assets, net (including rental product):
U.S.	$489,483	$531,915
International (1)	49,459	52,489
Total long-lived assets	$538,942	$584,404

(1)	Primarily in Canada and the UK.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.  COMMITMENTS AND CONTINGENCIES

Lease commitments

We lease retail business locations, office and warehouse facilities, and equipment under various non-cancelable operating leases expiring in various years through 2029.  Rent expense for operating leases for fiscal 2018, 2017 and 2016 was $251.0 million, $254.5 million and $261.5 million, respectively, and includes contingent rentals of $1.8 million, $2.1 million and $2.0 million, respectively. Sublease rentals of $0.9 million, $1.2 million, and $1.3 million were received in fiscal 2018, 2017 and 2016, respectively.

Minimum future rental payments under non‑cancelable operating leases as of February 2, 2019 for each of the next five years and in the aggregate are as follows (in thousands):

Operating
Fiscal Year	Leases
2019	$239,711
2020	209,596
2021	175,962
2022	134,208
2023	88,187
Thereafter	141,084
Total	$988,748

The total minimum lease commitments above do not include minimum sublease rent income of $0.8 million receivable in the future under non‑cancelable sublease agreements.

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

On August 2, 2017, two American Airlines employees, Thor Zurbriggen and Dena Catan, filed a putative class action lawsuit against our Twin Hill subsidiary in the United States District Court for the Northern District of Illinois (Case No. 1:17-cv-05648). The complaint alleged claims for strict liability, negligence, and medical monitoring based on allegedly defective uniforms Twin Hill supplied to American Airlines for its employees. On September 28, 2017, the plaintiffs filed an amended complaint adding nine additional named plaintiffs, adding American Airlines, Inc. as a defendant, and adding claims for civil battery and intentional infliction of emotional distress. Plaintiffs filed a Seconded Amended Complaint on October 4, 2018 on behalf of 39 named plaintiffs, adding PSA Airlines, Inc. and Envoy Air Inc. as defendants, adding new factual allegations and adding a new claim of fraud against American.  The Second Amended Complaint included plaintiffs from the Onody (Case No. 1:18-cv-02303) and Joy (Case No. 1:18-cv-05808) matters we reported in prior filings. As a

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

result, on October 16, 2018, the judge dismissed the separate Onody and Joy matters. We have timely answered the Second Amended Complaint and the matter will proceed in due course. Thirteen additional plaintiffs have been added bringing the total number of named plaintiffs to 52. We believe that any lawsuit filed on the basis of the safety of the Twin Hill uniforms supplied to American Airlines is without merit, and we intend to contest this action vigorously. Twin Hill has substantial and convincing evidence of the uniforms' safety and fitness for their intended purpose, and we believe that there is no evidence linking any of the plaintiffs' alleged injuries to our uniforms. The range of loss, if any, is not reasonably estimable at this time. We do not currently believe, however, that it will have a material adverse effect on our financial position, results of operations or cash flows.

On September 27, 2017, Heather Poole and numerous other American Airlines employees filed a lawsuit against our Twin Hill subsidiary in the Superior Court for the State of California for the County of Alameda (Case No. RG17876798).  The complaint attempts to allege claims for strict liability and negligence based on allegedly defective uniforms Twin Hill supplied to American Airlines for its employees. On December 11, 2017, the Company filed a demurrer to Plaintiff’s complaint.  On February 20, 2018, the Court granted our demurrer and dismissed the plaintiffs’ Complaint. Plaintiffs filed an amended complaint on April 10, 2018 and again on April 27, 2018, which added allegations regarding Plaintiffs’ alleged injuries and named Tailored Brands as a defendant. This case was consolidated for pretrial purposes only with the Agnello,  Hughes,  Mackonochie and Wagoner cases, with Poole as the lead case.  We believe that any lawsuit filed on the basis of the safety of the Twin Hill uniforms supplied to American Airlines is without merit, and we intend to contest this action vigorously. Twin Hill has substantial and convincing evidence of the uniforms' safety and fitness for their intended purpose, and we believe that there is no evidence linking any of the plaintiffs' alleged injuries to our uniforms. The range of loss, if any, is not reasonably estimable at this time. We do not currently believe, however, that it will have a material adverse effect on our financial position, results of operations or cash flows.

On October 30, 2017, Melodie Agnello, Denise Mumma, and numerous other American Airlines employees filed a lawsuit against our Twin Hill subsidiary in the Superior Court for the State of California for the County of Alameda (Case No. RG17880635).  The complaint attempts to allege claims for strict liability and negligence based on allegedly defective uniforms Twin Hill supplied to American Airlines for its employees. On December 11, 2017, the Company filed a demurrer to plaintiff’s complaint.  On February 20, 2018, the Court granted our demurrer and dismissed the plaintiffs’ Complaint. Plaintiffs filed an amended complaint on April 27, 2018, which added allegations regarding Plaintiffs’ alleged injuries and named Tailored Brands as a defendant. This case had been consolidated for pretrial purposes only with Poole. We believe that any lawsuit filed on the basis of the safety of the Twin Hill uniforms supplied to American Airlines is without merit, and we intend to contest this action vigorously. Twin Hill has substantial and convincing evidence of the uniforms' safety and fitness for their intended purpose, and we believe that there is no evidence linking any of the plaintiffs' alleged injuries to our uniforms. The range of loss, if any, is not reasonably estimable at this time. We do not currently believe, however, that it will have a material adverse effect on our financial position, results of operations or cash flows.

On April 27, 2018, Alexandra Hughes, and numerous other American Airlines employees filed a lawsuit against our Twin Hill subsidiary and Tailored Brands in the Superior Court for the State of California for the County of Alameda (Case No. RG18902727).  The complaint attempts to allege claims for strict liability and negligence based on allegedly defective uniforms Twin Hill supplied to American Airlines for its employees. This case had been consolidated for pretrial purposes only with Poole.  We believe that any lawsuit filed on the basis of the safety of the Twin Hill uniforms supplied to American Airlines is without merit, and we intend to contest this action vigorously. Twin Hill has substantial and convincing evidence of the uniforms' safety and fitness for their intended purpose, and we believe that there is no evidence linking any of the plaintiffs' alleged injuries to our uniforms. The range of loss, if any, is not reasonably estimable at this time. We do not currently believe, however, that it will have a material adverse effect on our financial position, results of operations or cash flows.

On April 27, 2018, Rosemary Mackonochie, and numerous other American Airlines employees filed a lawsuit against our Twin Hill subsidiary and Tailored Brands in the Superior Court for the State of California for the County of Alameda (Case No. RG18902720).  The complaint attempts to allege claims for strict liability and negligence based on allegedly defective uniforms Twin Hill supplied to American Airlines for its employees. This case had been consolidated for pretrial purposes only with Poole. We believe that any lawsuit filed on the basis of the safety of the Twin Hill uniforms supplied to American Airlines is without merit, and we intend to contest this action vigorously. Twin Hill has substantial and

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

convincing evidence of the uniforms' safety and fitness for their intended purpose, and we believe that there is no evidence linking any of the plaintiffs' alleged injuries to our uniforms. The range of loss, if any, is not reasonably estimable at this time. We do not currently believe, however, that it will have a material adverse effect on our financial position, results of operations or cash flows.

On August 31, 2018, Michele Wagoner and several other American Airlines employees filed a lawsuit against our Twin Hill subsidiary and Tailored Brands in the Superior Court for the State of California for the County of Alameda (Case No. RG18919080).  The complaint attempts to allege claims for strict liability and negligence based on allegedly defective uniforms Twin Hill supplied to American Airlines for its employees. This case had been consolidated for pretrial purposes only with Poole.  We believe that any lawsuit filed on the basis of the safety of the Twin Hill uniforms supplied to American Airlines is without merit, and we intend to contest this action vigorously. Twin Hill has substantial and convincing evidence of the uniforms' safety and fitness for their intended purpose, and we believe that there is no evidence linking any of the plaintiffs' alleged injuries to our uniforms. The range of loss, if any, is not reasonably estimable at this time. We do not currently believe, however, that it will have a material adverse effect on our financial position, results of operations or cash flows.

In addition, we are involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of our business.  Management does not believe that any of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

20.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tailored Brands, Inc.

Condensed Consolidating Balance Sheet

February 2, 2019

(in thousands)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$970	$1,496	$52,965	$—	$55,431
Accounts receivable, net	—	23,954	264,884	82,204	(297,969)	73,073
Inventories	—	149,923	461,153	219,350	—	830,426
Other current assets	—	30,699	37,969	7,314	(5,270)	70,712
Total current assets	—	205,546	765,502	361,833	(303,239)	1,029,642
Property and equipment, net	—	194,290	209,814	35,068	—	439,172
Rental product, net	—	81,809	3,426	14,535	—	99,770
Goodwill	—	6,160	52,128	21,203	—	79,491
Intangible assets, net	—	—	153,712	10,189	—	163,901
Investments in subsidiaries	160,057	1,234,005	—	—	(1,394,062)	—
Other assets	—	7,590	665	5,059	(4,800)	8,514
Total assets	$160,057	$1,729,400	$1,185,247	$447,887	$(1,702,101)	$1,820,490
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$142,701	$201,799	$69,485	$112,963	$(297,969)	$228,979
Accrued expenses and other current liabilities	6,697	146,683	109,654	40,233	(5,270)	297,997
Current portion of long-term debt	—	11,619	—	—	—	11,619
Total current liabilities	149,398	360,101	179,139	153,196	(303,239)	538,595
Long-term debt, net	—	1,153,242	—	—	—	1,153,242
Deferred taxes, net and other liabilities	7,028	56,000	45,069	21,725	(4,800)	125,022
Shareholders' equity	3,631	160,057	961,039	272,966	(1,394,062)	3,631
Total liabilities and shareholders' equity	$160,057	$1,729,400	$1,185,247	$447,887	$(1,702,101)	$1,820,490

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

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tailored Brands, Inc.

Condensed Consolidating Statement of Earnings (Loss)

(in thousands)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Year Ended February 2, 2019
Net sales	$—	$1,735,743	$1,571,227	$633,959	$(701,027)	$3,239,902
Cost of sales	—	886,137	1,208,420	468,905	(701,027)	1,862,435
Gross margin	—	849,606	362,807	165,054	—	1,377,467
Operating expenses	4,489	538,469	544,312	134,521	(56,263)	1,165,528
Operating (loss) income	(4,489)	311,137	(181,505)	30,533	56,263	211,939
Other income and expenses, net	—	—	55,582	681	(56,263)	—
Interest (expense) income, net	(3,950)	(85,011)	7,949	2,002	—	(79,010)
Loss on extinguishment of debt, net	—	(30,253)	—	—	—	(30,253)
(Loss) earnings before income taxes	(8,439)	195,873	(117,974)	33,216	—	102,676
(Benefit) provision for income taxes	(1,056)	35,334	(25,685)	10,843	—	19,436
(Loss) earnings before equity in net income of subsidiaries	(7,383)	160,539	(92,289)	22,373	—	83,240
Equity in earnings (loss) of subsidiaries	90,623	(69,916)	—	—	(20,707)	—
Net earnings (loss)	$83,240	$90,623	$(92,289)	$22,373	$(20,707)	$83,240
Comprehensive income (loss)	$60,043	$83,146	$(92,323)	$6,687	$2,490	$60,043

Year Ended February 3, 2018
Net sales	$—	$1,737,651	$1,653,188	$737,848	$(824,341)	$3,304,346
Cost of sales	—	897,429	1,255,046	567,446	(824,341)	1,895,580
Gross margin	—	840,222	398,142	170,402	—	1,408,766
Operating expenses	3,453	648,569	557,404	116,587	(146,663)	1,179,350
Operating (loss) income	(3,453)	191,653	(159,262)	53,815	146,663	229,416
Other income and expenses, net	—	—	145,002	1,661	(146,663)	—
Interest (expense) income, net	(442)	(105,009)	6,606	(1,062)	—	(99,907)
Gain on extinguishment of debt, net	—	5,445	—	—	—	5,445
(Loss) earnings before income taxes	(3,895)	92,089	(7,654)	54,414	—	134,954
(Benefit) provision for income taxes	(3,444)	54,744	(41,719)	28,670	—	38,251
(Loss) earnings before equity in net income of subsidiaries	(451)	37,345	34,065	25,744	—	96,703
Equity in earnings (loss) of subsidiaries	97,154	59,809	—	—	(156,963)	—
Net earnings (loss)	$96,703	$97,154	$34,065	$25,744	$(156,963)	$96,703
Comprehensive income (loss)	$126,004	$100,186	$34,050	$52,028	$(186,264)	$126,004

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tailored Brands, Inc.

Condensed Consolidating Statement of Earnings (Loss)

(in thousands)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Year Ended January 28, 2017
Net sales	$—	$1,765,793	$1,730,505	$405,526	$(523,121)	$3,378,703
Cost of sales	—	897,564	1,308,576	254,216	(523,121)	1,937,235
Gross margin	—	868,229	421,929	151,310	—	1,441,468
Operating expenses	3,374	636,507	649,177	115,017	(95,433)	1,308,642
Operating (loss) income	(3,374)	231,722	(227,248)	36,293	95,433	132,826
Other income and expenses, net	—	—	89,433	6,000	(95,433)	—
Interest (expense) income, net	(23)	(104,636)	2,404	(727)	—	(102,982)
Gain on extinguishment of debt, net	—	1,737	—	—	—	1,737
(Loss) earnings before income taxes	(3,397)	128,823	(135,411)	41,566	—	31,581
(Benefit) provision for income taxes	(1,249)	25,063	(27,492)	10,303	—	6,625
(Loss) earnings before equity in net income of subsidiaries	(2,148)	103,760	(107,919)	31,263	—	24,956
Equity in earnings (loss) of subsidiaries	27,104	(76,656)	—	—	49,552	—
Net earnings (loss)	$24,956	$27,104	$(107,919)	$31,263	$49,552	$24,956
Comprehensive income (loss)	$13,359	$28,427	$(107,895)	$18,319	$61,149	$13,359

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tailored Brands, Inc.

Condensed Consolidating Statement of Cash Flows

Year Ended February 2, 2019

(in thousands)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$38,198	$674,432	$29,247	$(382,259)	$(36,946)	$322,672

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(26,731)	(47,686)	(7,869)	—	(82,286)
Proceeds from divestiture of business	—	—	17,755	—	—	17,755
Intercompany activities	—	(321,970)	—	75,135	246,835	—
Net cash (used in) provided by investing activities	—	(348,701)	(29,931)	67,266	246,835	(64,531)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on original term loan	—	(993,420)	—	—	—	(993,420)
Proceeds from new term loan	—	895,500	—	—	—	895,500
Payments on new term loan	—	(9,000)	—	—	—	(9,000)
Proceeds from asset-based revolving credit facility	—	655,500	—	—	—	655,500
Payments on asset-based revolving credit facility	—	(607,000)	—	—	—	(607,000)
Repurchase and retirement of senior notes	—	(199,365)	—	—	—	(199,365)
Deferred financing costs	—	(6,713)	—	—	—	(6,713)
Intercompany activities	—	(112,081)	—	321,970	(209,889)	—
Cash dividends paid	(36,946)	—	—	—	—	(36,946)
Proceeds from issuance of common stock	6,649	—	—	—	—	6,649
Tax payments related to vested deferred stock units	(7,901)	—	—	—	—	(7,901)
Net cash (used in) provided by financing activities	(38,198)	(376,579)	—	321,970	(209,889)	(302,696)
Effect of exchange rate changes	—	—	—	(3,621)	—	(3,621)
(Decrease) increase in cash and cash equivalents	—	(50,848)	(684)	3,356	—	(48,176)
Cash and cash equivalents at beginning of period	—	51,818	2,180	49,609	—	103,607
Cash and cash equivalents at end of period	$—	$970	$1,496	$52,965	$—	$55,431

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tailored Brands, Inc.

Condensed Consolidating Statement of Cash Flows

Year Ended February 3, 2018

(in thousands)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$35,545	$520,678	$61,823	$(231,517)	$(35,761)	$350,768

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(25,729)	(63,681)	(5,548)	—	(94,958)
Acquisition of business, net of cash	—	—	—	(457)	—	(457)
Intercompany activities	—	(285,500)	—	(75,135)	360,635	—
Proceeds from sale of property and equipment	—	3,323	2,157	—	—	5,480
Net cash used in investing activities	—	(307,906)	(61,524)	(81,140)	360,635	(89,935)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on original term loan	—	(53,379)	—	—	—	(53,379)
Proceeds from asset-based revolving credit facility	—	276,300	—	—	—	276,300
Payments on asset-based revolving credit facility	—	(276,300)	—	—	—	(276,300)
Repurchase and retirement of senior notes	—	(145,371)	—	—	—	(145,371)
Deferred financing costs	—	(2,580)	—	—	—	(2,580)
Intercompany activities	—	39,374	—	285,500	(324,874)	—
Cash dividends paid	(35,761)	—	—	—	—	(35,761)
Proceeds from issuance of common stock	1,903	—	—	—	—	1,903
Tax payments related to vested deferred stock units	(1,687)	—	—	—	—	(1,687)
Net cash (used in) provided by financing activities	(35,545)	(161,956)	—	285,500	(324,874)	(236,875)
Effect of exchange rate changes	—	—	—	8,760	—	8,760
Increase (decrease) in cash and cash equivalents	—	50,816	299	(18,397)	—	32,718
Cash and cash equivalents at beginning of period	—	1,002	1,881	68,006	—	70,889
Cash and cash equivalents at end of period	$—	$51,818	$2,180	$49,609	$—	$103,607

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tailored Brands, Inc.

Condensed Consolidating Statement of Cash Flows

Year Ended January 28, 2017

(in thousands)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$34,402	$257,133	$47,038	$(60,705)	$(35,240)	$242,628

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(46,960)	(47,998)	(4,736)	—	(99,694)
Intercompany activities	—	(110,280)	—	—	110,280	—
Proceeds from sale of property and equipment	—	—	598	19	—	617
Net cash used in investing activities	—	(157,240)	(47,400)	(4,717)	110,280	(99,077)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on original term loan	—	(42,451)	—	—	—	(42,451)
Proceeds from asset-based revolving credit facility	—	606,500	—	3,037	—	609,537
Payments on asset-based revolving credit facility	—	(606,500)	—	(3,037)	—	(609,537)
Repurchase and retirement of senior notes	—	(21,924)	—	—	—	(21,924)
Intercompany activities	—	(35,240)	—	110,280	(75,040)	—
Cash dividends paid	(35,240)	—	—	—	—	(35,240)
Proceeds from issuance of common stock	2,189	—	—	—	—	2,189
Tax payments related to vested deferred stock units	(1,362)	—	—	—	—	(1,362)
Excess tax benefits from share-based plans	11	—	—	—	—	11
Net cash (used in) provided by financing activities	(34,402)	(99,615)	—	110,280	(75,040)	(98,777)
Effect of exchange rate changes	—	—	—	(3,865)	—	(3,865)
Increase (decrease) in cash and cash equivalents	—	278	(362)	40,993	—	40,909
Cash and cash equivalents at beginning of period	—	724	2,243	27,013	—	29,980
Cash and cash equivalents at end of period	$—	$1,002	$1,881	$68,006	$—	$70,889

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21.  QUARTERLY RESULTS OF OPERATIONS (Unaudited)

Our quarterly results of operations reflect all adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.  The consolidated results of operations by quarter for fiscal 2018 and 2017 are presented below (in thousands, except per share amounts):

	Fiscal 2018 Quarters Ended
	May 5,	August 4,	November 3,	February 2,
	2018 (2)	2018(3)	2018(4)	2019 (5)
Net sales	$817,964	$823,430	$812,747	$785,761
Gross margin	345,224	368,902	362,735	300,606
Net earnings	$13,909	$49,238	$13,875	$6,218
Net earnings per common share:
Basic(1)	$0.28	$0.99	$0.28	$0.12
Diluted(1)	$0.27	$0.97	$0.27	$0.12

	Fiscal 2017 Quarters Ended
	April 29,	July 29,	October 28,	February 3,
	2017 (6)	2017	2017	2018 (7)
Net sales	$782,906	$850,758	$810,818	$859,864
Gross margin	332,440	396,696	358,757	320,873
Net earnings (loss)	$1,839	$58,471	$36,892	$(499)
Net earnings (loss) per common share:
Basic(1)	$0.04	$1.19	$0.75	$(0.01)
Diluted(1)	$0.04	$1.19	$0.75	$(0.01)

(1)	Due to the method of calculating weighted-average shares outstanding, the sum of the quarterly per share amounts may not equal net earnings (loss) per common share for the respective years.
(2)

Includes pre-tax expenses of $15.5 million with $11.9 million relating to the refinancing of the Term Loan and $3.6 million relating to the loss upon divestiture of the MW Cleaners business.  Of the $15.5 million, $3.6 million is included in SG&A and $11.9 million is included in loss on extinguishment of debt.

(3)

Includes pre-tax expenses of $12.7 million with $8.1 million relating to the partial redemption of senior notes, $4.4 million relating to the closure of a rental product distribution center and $0.2 million relating to the divestiture of the MW Cleaners business.  Of the $12.7 million, $4.0 million is included in cost of sales, $0.6 million is included in SG&A and $8.1 million is included in loss on extinguishment of debt.

(4)

Includes pre-tax expenses of $40.4 million with $24.0 million relating to a goodwill impairment charge for the corporate apparel reporting unit, $9.4 million relating to the repricing of the Term Loan, $6.4 million relating to CEO retirement costs and $0.6 million relating to the closure of a rental product distribution center.  Of the $40.4 million, less than $0.1 million is included in cost of sales, $7.0 million is included in SG&A, $24.0 million is included in goodwill impairment charges and $9.4 million is included in loss on extinguishment of debt.

(5)

Includes a $17.6 million increase in net sales reflecting the impact of changes related to our loyalty programs.  In addition, within provision for income taxes, includes a discrete net tax benefit of $6.1 million related to the completion of our accounting for the effects of the Tax Reform Act.

(6)

Includes pre-tax expenses of $17.2 million relating to the termination of the tuxedo rental license agreement with Macy’s.  Of the $17.2 million, $1.4 million is included in cost of sales and $15.8 million is included in SG&A.

(7)

Includes an extra week as a result of the 53-week fiscal year.  In addition, within provision for income taxes, includes $18.3 million related to a favorable tax resolution offset by a change in our position on permanently reinvested foreign earnings totaling $17.3 million.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended February 2, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on such assessment, management concluded that, as of February 2, 2019, our internal control over financial reporting is effective based on those criteria.

Deloitte & Touche LLP has audited our internal control over financial reporting as of February 2, 2019; their report is included in Item 9A, which follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Tailored Brands, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Tailored Brands, Inc. and subsidiaries (the “Company”) as of February 2, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended February 2, 2019, of the Company and our report dated March 29, 2019, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.

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

March 29, 2019

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held June 21, 2019.

The Company has adopted a Code of Ethics and Business Conduct that applies to all directors, officers and employees. A copy of such policy is posted on the Company’s website, www.tailoredbrands.com, under the heading “Investors - Corporate Governance.”

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held June 21, 2019.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held June 21, 2019.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held June 21, 2019.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held June 21, 2019.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

The following consolidated financial statements of the Company are included in Part II, Item 8:

(b)Exhibits

Exhibits filed with this annual report on Form 10‑K are incorporated herein by reference as set forth in the Index to Exhibits beginning on the next page.

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

10.3	—

Amendment No. 2 to ABL Facility (including Annex A), dated as of October 25, 2017, by and among the Company, and the other Co-Borrowers, the U.S. ABL Administrative Agent, the Canadian ABL Administrative Agent and the ABL Lenders (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on December 7, 2017).

10.4	—

Term Loan Credit Agreement, dated as of June 18, 2014, by and among the Company, the Term Administrative Agent and the Term Lenders (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8‑K filed with the Commission on June 20, 2014).

10.5	—

Amendment No. 1 to Term Loan, dated as of June 26, 2014, by and among the Company, the Administrative Agent and the Term Lenders (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed with the Commission on July 1, 2014).

10.6	—

Amendment No. 2 to Term Loan, dated as of April 9, 2018, by and among The Men’s Wearhouse, Inc., the Administrative Agent and the Term Lenders (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed with the Commission on April 9, 2018).

10.7	—

Amendment No. 3 to Term Loan, dated as of October 10, 2018, by and among The Men’s Wearhouse, Inc., the Administrative Agent and the Term Lenders (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed with the Commission on October 10, 2018).

*10.8	—

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

*10.9	—

Forms of Deferred Stock Unit Award Agreement, Restricted Stock Award Agreement and Nonqualified Stock Option Award Agreement under The Men’s Wearhouse, Inc. 1996 Long‑Term Incentive Plan (as amended and restated effective as of April 1, 2008) (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q for the fiscal quarter ended May 1, 2010).

*10.10	—

2004 Long‑Term Incentive Plan (As Amended and Restated Effective April 1, 2008) (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed with the Commission on June 27, 2008).

*10.11	—

First Amendment to The Men’s Wearhouse, Inc. 2004 Long‑Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed with the Commission on June 17, 2011).

*10.12	—

Second Amendment to The Men’s Wearhouse, Inc. 2004 Long‑Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed with the Commission on April 20, 2012).

*10.13	—

Third Amendment to The Men’s Wearhouse, Inc. 2004 Long‑Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed with the Commission on September 10, 2013).

*10.14	—

Fourth Amendment to The Men’s Wearhouse, Inc. 2004 Long‑Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed with the Commission on July 2, 2015).

*10.15	—

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

*10.19	—

Form of Performance Unit Award Agreement, for executive officers, under the Tailored Brands, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 8, 2016)

*10.20	—

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

*10.22	—

Tailored Brands, Inc. 2016 Long-Term Incentive Plan, as amended (incorporated by reference from Appendix A to the Company’s proxy statement on Schedule 14A relating to the 2017 Annual Meeting of Shareholders of the Company filed with the Commission on May 4, 2017 (File No. 1‑16097)).

*10.23	—

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

*10.25	—

Form of Restricted Stock Award Agreement (for directors) under the Tailored Brands, Inc. 2016 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on September 8, 2016).

*10.26	—

Form of Deferred Stock Unit Award Agreement (for non‑employee directors) under the Tailored Brands, Inc. 2016 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on June 8, 2017).

*10.27	—

Form of Nonqualified Stock Option Agreement (for executives, including named executive officers) under the Tailored Brands, Inc. 2016 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed with the Commission on March 24, 2017).

*10.28	—

Form of December 2016 Performance Unit Award Agreement, for executive officers, under the Tailored Brands, Inc. 2016 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 13, 2016).

*10.29	—

Form of May 2017 Performance Unit Award Agreement, for executive officers, under the Tailored Brands, Inc. 2016 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 17, 2017).

*10.30	—

Form of Performance Unit Award Agreement (April 2018), for executive officers, under the Tailored Brands, Inc. 2016 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 11, 2018).

*10.31	—	Tailored Brands, Inc. 2016 Cash Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 20, 2016).
*10.32	—

Amended and Restated Tailored Brands, Inc. Employee Stock Purchase Plan (incorporated by reference from Appendix A to the Company’s proxy statement on Schedule 14A relating to the 2018 Annual Meeting of Shareholders of the Company filed with the Commission on May 10, 2018).

*10.33	—

Tailored Brands, Inc. Vice President Change in Control Severance Plan (as Amended and Restated Effective September 8, 2016) (incorporated by reference from Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on September 8, 2016).

*10.34	—

Tailored Brands, Inc. Amended and Restated Senior Executive Change in Control Severance Plan (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on September 7, 2017).

*10.35	—

Sixth Amended and Restated Employment Agreement dated effective as of February 25, 2014, by and between The Men’s Wearhouse, Inc. and David H. Edwab (incorporated by reference from Exhibit 10.16 to the Company’s Annual Report on Form 10‑K filed with the Commission on April 1, 2014).

*10.36	—

Second Amended and Restated Employment Agreement dated June 21, 2018, by and between Tailored Brands, Inc., Tailored Shared Services, LLC, and Douglas S. Ewert (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 22, 2018).

*10.37	—

Separation Agreement by and between Tailored Shared Services, LLC and Douglas S. Ewert dated August 28, 2018 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 28, 2018).

*10.38	—

Consulting Agreement by and between Tailored Shared Services, LLC and Douglas S. Ewert dated August 28, 2018 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 28, 2018).

*10.39	—

Amended and Restated Employment Agreement dated June 21, 2018, by and between Tailored Brands, Inc., Tailored Shared Services, LLC, and Bruce K. Thorn (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 22, 2018).

21.1	—	Subsidiaries of the Company (filed herewith).
23.1	—	Consent of Deloitte & Touche LLP, independent registered public accounting firm (filed herewith).

31.1	—	Certification of Annual Report Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 by the Chief Executive Officer (filed herewith).
31.2	—	Certification of Annual Report Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 by the Chief Financial Officer (filed herewith).
32.1	—	Certification of Annual Report Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 by the Chief Executive Officer (furnished herewith)†.
32.2	—	Certification of Annual Report Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 by the Chief Financial Officer (furnished herewith)†.
101.1	—

The following financial information from Tailored Brands, Inc.’s Annual Report on Form 10‑K for the year ended February 2, 2019, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Shareholders’ Equity (Deficit); (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

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

TAILORED BRANDS, INC.
	By	/s/ Dinesh S. Lathi
Dinesh S. Lathi
President and Chief Executive Officer
Dated: March 29, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dinesh S. Lathi	President and Chief Executive Officer and Director	March 29, 2019
Dinesh S. Lathi

/s/ Jack P. Calandra	Executive Vice President, Chief Financial Officer	March 29, 2019
Jack P. Calandra	and Treasurer

/s/ Brian T. Vaclavik	Senior Vice President, Chief Accounting Officer	March 29, 2019
Brian T. Vaclavik	and Principal Accounting Officer

/s/ Theo Killion	Chairman of the Board and Director	March 29, 2019
Theo Killion

/s/ David H. Edwab	Vice Chairman of the Board and Director	March 29, 2019
David H. Edwab

/s/ Irene Chang Britt	Director	March 29, 2019
Irene Chang Britt

/s/ Rinaldo S. Brutoco	Director	March 29, 2019
Rinaldo S. Brutoco

/s/ Sue E. Gove	Director	March 29, 2019
Sue E. Gove

/s/ Grace Nichols	Director	March 29, 2019
Grace Nichols

/s/ Sheldon I. Stein	Director	March 29, 2019
Sheldon I. Stein