Form 10-Q
period 2019-05-04
TAILORED BRANDS INC
filed 2019-06-13
CIK 884217

not

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2019 or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number 1-16097

TAILORED BRANDS, INC.

(Exact Name of Registrant as Specified in its Charter)

Texas	47-4908760
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

6380 Rogerdale Road
Houston, Texas	77072-1624
(Address of Principal Executive Offices)	(Zip Code)

(281) 776-7000

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	TLRD	New York Stock Exchange

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

The number of shares of common stock of the Registrant, par value $.01 per share, outstanding at May 31, 2019 was 50,519,133.

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

PART I — FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	May 4,	May 5,	February 2,
	2019	2018	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,749	$93,166	$55,431
Accounts receivable, net	80,623	87,411	73,073
Inventories	874,412	843,671	830,426
Other current assets	49,904	69,937	70,712
Total current assets	1,034,688	1,094,185	1,029,642
PROPERTY AND EQUIPMENT, net	428,380	437,944	439,172
OPERATING LEASE RIGHT-OF-USE ASSETS	955,970	—	—
RENTAL PRODUCT, net	103,895	128,744	99,770
GOODWILL	78,964	104,802	79,491
INTANGIBLE ASSETS, net	156,614	167,320	163,901
OTHER ASSETS	6,942	12,827	8,514
TOTAL ASSETS	$2,765,453	$1,945,822	$1,820,490
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$218,492	$192,878	$228,979
Accrued expenses and other current liabilities	316,821	350,414	282,029
Current portion of operating lease liabilities	183,011	—	—
Income taxes payable	15,923	1,740	15,968
Current portion of long-term debt	9,000	9,000	11,619
Total current liabilities	743,247	554,032	538,595
LONG-TERM DEBT, net	1,151,196	1,277,508	1,153,242
OPERATING LEASE LIABILITIES	804,895	—	—
DEFERRED TAXES, net AND OTHER LIABILITIES	70,161	151,503	125,022
Total liabilities	2,769,499	1,983,043	1,816,859
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' (DEFICIT) EQUITY:
Preferred stock	—	—	—
Common stock	504	496	501
Capital in excess of par	507,039	494,849	505,157
Accumulated deficit	(470,411)	(510,441)	(468,048)
Accumulated other comprehensive loss	(41,178)	(22,125)	(33,979)
Total shareholders' (deficit) equity	(4,046)	(37,221)	3,631
TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$2,765,453	$1,945,822	$1,820,490

See Notes to Condensed Consolidated Financial Statements.

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended
	May 4, 2019	May 5, 2018
Net sales:
Retail clothing product	$594,779	$613,644
Rental services	93,740	100,227
Alteration and other services	36,143	40,972
Total retail sales	724,662	754,843
Corporate apparel clothing product	56,725	63,121
Total net sales	781,387	817,964
Cost of sales:
Retail clothing product	268,644	276,220
Rental services	13,017	14,657
Alteration and other services	33,847	34,178
Occupancy costs	103,732	101,019
Total retail cost of sales	419,240	426,074
Corporate apparel clothing product	41,591	46,666
Total cost of sales	460,831	472,740
Gross margin:
Retail clothing product	326,135	337,424
Rental services	80,723	85,570
Alteration and other services	2,296	6,794
Occupancy costs	(103,732)	(101,019)
Total retail gross margin	305,422	328,769
Corporate apparel clothing product	15,134	16,455
Total gross margin	320,556	345,224
Advertising expense	45,043	41,233
Selling, general and administrative expenses	245,211	251,094
Operating income	30,302	52,897
Interest income	96	85
Interest expense	(18,663)	(21,981)
Loss on extinguishment of debt, net	—	(12,711)
Earnings before income taxes	11,735	18,290
Provision for income taxes	4,593	4,381
Net earnings	$7,142	$13,909
Net earnings per common share:
Basic	$0.14	$0.28
Diluted	$0.14	$0.27
Weighted-average common shares outstanding:
Basic	50,280	49,458
Diluted	50,587	50,720

See Notes to Condensed Consolidated Financial Statements.

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	For the Three Months Ended
	May 4,	May 5,
	2019	2018

Net earnings	$7,142	$13,909
Currency translation adjustments	(1,585)	(14,143)
Unrealized (loss) gain on cash flow hedges, net of tax	(5,614)	2,800
Comprehensive (loss) income	$(57)	$2,566

See Notes to Condensed Consolidated Financial Statements.

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

(In thousands)

(Unaudited)

				Accumulated
		Capital		Other	Total
	Common	in Excess	Accumulated	Comprehensive	Equity
	Stock	of Par	Deficit	Loss	(Deficit)
BALANCES —February 2, 2019	$501	$505,157	$(468,048)	$(33,979)	$3,631
Net earnings	—	—	7,142	—	7,142
Other comprehensive loss	—	—	—	(7,199)	(7,199)
Cumulative adjustment upon ASC 842 adoption (see Note 12)	—	—	(402)	—	(402)
Cash dividends — $0.18 per share	—	—	(9,103)	—	(9,103)
Share-based compensation	—	2,398	—	—	2,398
Common stock issued — 306,505 shares	3	424	—	—	427
Tax payments related to vested deferred stock units	—	(940)	—	—	(940)
BALANCES — May 4, 2019	$504	$507,039	$(470,411)	$(41,178)	$(4,046)

				Accumulated
		Capital		Other	Total
	Common	in Excess	Accumulated	Comprehensive	Equity
	Stock	of Par	Deficit	Loss	(Deficit)
BALANCES —February 3, 2018	$492	$491,648	$(479,166)	$(10,782)	$2,192
Net earnings	—	—	13,909	—	13,909
Other comprehensive loss	—	—	—	(11,343)	(11,343)
Cumulative adjustment upon ASC 606 adoption (see Note 5)	—	—	(35,824)	—	(35,824)
Cash dividends — $0.18 per share	—	—	(9,360)	—	(9,360)
Share-based compensation	—	4,581	—	—	4,581
Common stock issued — 445,932 shares	4	3,645	—	—	3,649
Tax payments related to vested deferred stock units	—	(5,025)	—	—	(5,025)
BALANCES — May 5, 2018	$496	$494,849	$(510,441)	$(22,125)	$(37,221)

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended
	May 4, 2019	May 5, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$7,142	$13,909
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	26,695	26,679
Operating lease right-of-use asset amortization	49,969	—
Rental product amortization	8,348	8,756
Loss on extinguishment of debt, net	—	12,711
Amortization of deferred financing costs and discount on long-term debt	486	1,333
Loss on disposition of assets	—	3,618
Asset impairment charges	184	269
Share-based compensation	2,398	4,581
Deferred tax benefit	1,599	748
Other	85	73
Changes in operating assets and liabilities:
Accounts receivable	(7,504)	(10,871)
Inventories	(44,900)	(11,886)
Rental product	(12,831)	(14,377)
Other assets	(269)	8,124
Accounts payable, accrued expenses and other current liabilities	30,872	82,755
Income taxes payable	(28)	(4,301)
Other liabilities	(50,452)	(1,893)
Net cash provided by operating activities	11,794	120,228
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(21,691)	(10,980)
Proceeds from divestiture of business	—	17,732
Net cash (used in) provided by investing activities	(21,691)	6,752
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on original term loan	—	(993,420)
Proceeds from new term loan	—	895,500
Payments on new term loan	(4,870)	(2,250)
Proceeds from asset-based revolving credit facility	399,500	1,500
Payments on asset-based revolving credit facility	(399,500)	(1,500)
Repurchase and retirement of senior notes	—	(18,240)
Deferred financing costs	—	(5,576)
Cash dividends paid	(9,590)	(9,618)
Proceeds from issuance of common stock	427	3,649
Tax payments related to vested deferred stock units	(940)	(5,025)
Net cash used in financing activities	(14,973)	(134,980)
Effect of exchange rate changes	(812)	(2,441)
DECREASE IN CASH AND CASH EQUIVALENTS	(25,682)	(10,441)
Balance at beginning of period	55,431	103,607
Balance at end of period	$29,749	$93,166

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

Our business results historically have fluctuated throughout the year and, as a result, the operating results of the interim periods presented are not necessarily indicative of the results that may be achieved for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended February 2, 2019.

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

Recent Accounting Pronouncements Not Yet Adopted — We have considered all new accounting pronouncements not yet adopted and have concluded there are no new pronouncements that may have a material impact on our financial position, results of operations, or cash flows, based on current information, except for those listed below.

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-15, Intangibles-Goodwill and Other-Internal Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for public companies for annual reporting periods beginning after December 15, 2019, and interim periods within those fiscal years.  Early adoption of ASU 2018-15 is permitted.  We are currently evaluating the impact ASU 2018-15 may have on our financial position, results of operations or cash flows.

2.  Divestiture of MW Cleaners

On February 28, 2018, we entered into a definitive agreement to divest our MW Cleaners business for approximately $18.0 million, subject to certain adjustments, and the transaction closed on March 3, 2018.  During the first quarter of 2018, we received cash proceeds of $17.7 million and recorded a loss on the divestiture totaling $3.6 million, which is included within selling, general and administrative expenses (“SG&A”) in the condensed consolidated statement of earnings, and relates to our retail segment.  For fiscal 2018, the total loss on divestiture of MW Cleaners was $3.8 million.

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

	For the Three Months Ended
	May 4,	May 5,
	2019	2018
Numerator
Net earnings	$7,142	$13,909
Denominator
Basic weighted-average common shares outstanding	50,280	49,458
Dilutive effect of share-based awards	307	1,262
Diluted weighted-average common shares outstanding	50,587	50,720
Net earnings per common share:
Basic	$0.14	$0.28
Diluted	$0.14	$0.27

For the three months ended May 4, 2019 and May 5, 2018, 2.0 million and 0.4 million anti-dilutive shares of common stock were excluded from the calculation of diluted earnings per common share, respectively.

4.  Debt

In 2014, The Men's Wearhouse entered into a term loan credit agreement that provided for a senior secured term loan in the aggregate principal amount of $1.1 billion (the "Original Term Loan") and a $500.0 million asset-based revolving credit agreement (the "ABL Facility", and together with the Original Term Loan, the "Credit Facilities") with certain of our U.S. subsidiaries and Moores the Suit People Inc., one of our Canadian subsidiaries, as co-borrowers. Proceeds from the Original Term Loan were reduced by an $11.0 million original issue discount ("OID"), which was presented as a reduction of the outstanding balance on the Original Term Loan on the balance sheet and was to be amortized to interest expense over the contractual life of the Original Term Loan. In addition, in 2014, The Men's Wearhouse issued $600.0 million in aggregate principal amount of 7.00% Senior Notes due 2022 (the "Senior Notes").

In October 2017, The Men’s Wearhouse amended the ABL Facility in part to increase the principal amount available to $550.0 million and extend the maturity date to October 2022.  In April 2018, The Men’s Wearhouse refinanced its Original Term Loan, and in October 2018, amended its term loan to reduce the interest rate margin.  See Credit Facilities section below for additional information.

The Credit Facilities and the Senior Notes contain customary non-financial and financial covenants, including fixed charge coverage ratios, total leverage ratios and secured leverage ratios.  Should our total leverage ratio and secured leverage ratio exceed certain thresholds specified in the agreements, we would be subject to certain additional restrictions, including limitations on our ability to make significant acquisitions and incur additional indebtedness. As of May 4, 2019, our total leverage ratio and secured leverage ratio are below the thresholds specified in the agreements, which results in the elimination of these additional restrictions. In addition, as a result of the refinancing of our Original Term Loan and amending of our ABL Facility, our ability to pay dividends on our common stock has increased from a maximum of $10.0 million per quarter to a maximum of $15.0 million per quarter.

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

The New Term Loan will amortize in an annual amount equal to 1.0% of the principal amount of the New Term Loan, payable quarterly commencing on May 1, 2018.  Proceeds from the New Term Loan were reduced by a $4.5 million OID, which was presented as a reduction of the outstanding balance on the New Term Loan on the balance sheet and was to be amortized to interest expense over the contractual life of the New Term Loan.  The New Term Loan extends the maturity date of the Original Term Loan from June 18, 2021 until April 9, 2025, subject to a maturity provision that would accelerate the maturity of the New Term Loan to April 1, 2022 if any of the Company’s obligations under its Senior Notes remain outstanding on April 1, 2022.

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

The interest rate on the New Term Loan is based on 1-month LIBOR, which was 2.47% at May 4, 2019, plus the applicable margin of 3.25%, resulting in a total interest rate of 5.72%.  We have two interest rate swap agreements where the variable rates due under the New Term Loan have been exchanged for a fixed rate, including an interest rate swap entered into during June 2018.  At May 4, 2019, the total notional amount under these interest rate swaps is $710.0 million.  Please see Note 15 for additional information on our interest rate swaps.

As a result of our interest rate swaps, 80% of the variable interest rate under the New Term Loan has been converted to a fixed rate and, as of May 4, 2019, the New Term Loan had a weighted average interest rate of 5.77%.

In October 2017, we amended our ABL Facility, which now provides for a senior secured revolving credit facility of $550.0 million, with possible future increases to $650.0 million under an expansion feature, that matures in October 2022, and is guaranteed, jointly and severally, by Tailored Brands, Inc. and certain of our U.S. subsidiaries. The ABL Facility has several borrowing and interest rate options including the following indices:  (i) adjusted LIBOR, (ii) Canadian Dollar Offered Rate ("CDOR") rate, (iii) Canadian prime rate or (iv) an alternate base rate (equal to the greater of the prime rate, the New York Federal Reserve Bank (“NYFRB”) rate plus 0.5% or adjusted LIBOR for a one-month interest period plus 1.0%). Advances under the ABL Facility bear interest at a rate per annum using the applicable indices plus a varying interest rate margin of up to 1.75%.  The ABL Facility also provides for fees applicable to amounts available to be drawn under outstanding letters of credit which range from 1.25% to 1.75%, and a fee on unused commitments of 0.25%.  As of May 4, 2019, $48.5 million in borrowings were outstanding under the ABL Facility at a weighted average interest rate of approximately 5.3%. During the three months ended May 4, 2019, the maximum borrowing outstanding under the ABL Facility was $100.0 million.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We utilize letters of credit primarily as collateral for workers compensation claims and to secure inventory purchases.  At May 4, 2019, letters of credit totaling approximately $38.7 million were issued and outstanding. Borrowings available under the ABL Facility as of May 4, 2019 were $424.9 million.

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

Long-Term Debt

During the first quarter of 2019, in accordance with the provisions of the New Term Loan, we made a mandatory excess cash flow payment of $2.6 million to the Term Loan lenders.

In connection with the April 2018 refinancing of the New Term Loan, we recorded a loss on extinguishment of debt totaling $11.9 million consisting of the elimination of unamortized deferred financing costs and OID related to the Original Term Loan, which is included as a separate line in the condensed consolidated statement of earnings.  In addition, during the first quarter of 2018, we repurchased and retired $17.6 million in face value of Senior Notes through open market repurchases.  As a result, we recorded a net loss on extinguishment totaling $0.9 million, consisting of a $0.6 million loss upon repurchase and the elimination of unamortized deferred financing costs totaling $0.3 million related to the Senior Notes.

The following table provides details on our long-term debt as of May 4, 2019, May 5, 2018 and February 2, 2019 (in thousands):

	May 4,	May 5,	February 2,
	2019	2018	2019
Term Loan (net of unamortized OID of $0.0 million at May 4, 2019, $4.5 million at May 5, 2018, and $0.0 million at February 2, 2019)	$886,130	$893,299	$891,000
Senior Notes	228,607	403,607	228,607
ABL Facility	48,500	—	48,500
Less: Deferred financing costs related to the Term Loan and Senior Notes	(3,041)	(10,398)	(3,246)
Total long-term debt, net	1,160,196	1,286,508	1,164,861
Current portion of long-term debt	(9,000)	(9,000)	(11,619)
Total long-term debt, net of current portion	$1,151,196	$1,277,508	$1,153,242

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.  Revenue Recognition

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

The adoption of ASC 606 primarily impacted the timing of revenue recognition related to our customer loyalty program, gift cards and e-commerce sales within our retail segment, as discussed in more detail below.  In addition, for our corporate apparel segment, certain deferred revenue balances along with related inventory amounts were eliminated as part of the cumulative adjustment to opening retained earnings.  Also, for estimated sales returns, we recognize allowances for estimated sales returns on a gross basis rather than a net basis on the condensed consolidated balance sheets.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Revenues

The following table depicts the disaggregation of revenue by major source (in thousands):

	For the Three Months Ended
	May 4, 2019	May 5, 2018
Net sales:
Men's tailored clothing product	$342,955	$355,737
Men's non-tailored clothing product	228,982	235,606
Women's clothing product	19,214	19,582
Other (1)	3,628	2,719
Total retail clothing product	594,779	613,644
Rental services	93,740	100,227
Alteration services	36,143	38,421
Retail dry cleaning services (2)	—	2,551
Total alteration and other services	36,143	40,972
Total retail sales	724,662	754,843
Corporate apparel clothing product	56,725	63,121
Total net sales	$781,387	$817,964

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

Loyalty Program

We maintain a customer loyalty program for our Men’s Wearhouse, Men’s Wearhouse and Tux, Jos. A. Bank and Moores brands in which customers receive points for purchases. Points are generally equivalent to dollars spent on a one‑to‑one basis, excluding any sales tax dollars, and, historically, did not expire.  During the fourth quarter of 2018, we finalized our decision to implement an expiration policy for loyalty program points beginning in the second quarter of fiscal 2019.  Upon reaching 500 points, customers are issued a $50 rewards certificate which they may redeem for purchases at our stores or online. Generally, reward certificates earned must be redeemed no later than six months from the date of issuance.  We believe our loyalty programs represents a customer option that is a material right and, accordingly, is a performance obligation in the contract with our customer.  Therefore, we record our obligation for future point redemptions using a deferred revenue model.

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

We account for points earned and certificates issued that will not be redeemed by loyalty members, which we refer to as breakage. We review our breakage estimates at least annually based upon the latest available information regarding redemption and expiration patterns.

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

Sales Returns

Revenue from merchandise product sales is reported net of sales returns, which includes an estimate of future returns based on historical return rates, with a corresponding reduction to cost of sales. Our refund liability for sales returns was $6.4 million at May 4, 2019, which is included in accrued and other current liabilities and represents the expected value of the refund that will be due to our customers.  We also have a corresponding asset included in other current assets that represents the right to recover products from customers associated with sales returns of $3.3 million at May 4, 2019.

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

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Contract Liabilities

The following table summarizes the opening and closing balances of our contract liabilities (in thousands):

	Balance at	Increase	Balance at
	February 2, 2019	(Decrease)	May 4, 2019
Contract liabilities	$122,828	$43,074	$165,902

	Balance at	Increase	Balance at
	February 3, 2018	(Decrease)	May 5, 2018
	As Adjusted
Contract liabilities	$141,552	$46,791	$188,343

Contract liabilities include cash payments received from customers in advance of our performance, including amounts which are refundable.  These liabilities primarily consist of customer deposits related to rental product or custom clothing transactions since we typically receive payment from our customers prior to our performance and deferred revenue related to our loyalty programs and unredeemed gift cards.  These amounts are included as “Customer deposits, prepayments and refunds payable,” “Loyalty program liabilities” and “Unredeemed gift cards,” respectively, within the accrued expenses and other current liabilities line item on our condensed consolidated balance sheet.  Please see Note 9 for additional information on our accrued expenses and other current liabilities.

The amount of revenue recognized for the three months ended May 4, 2019 and May 5, 2018 that was included in the respective opening contract liability balance was $52.2 million and $41.7 million, respectively.  This revenue primarily consists of recognition of deposits for completed transactions as well as redeemed certificates related to our loyalty program and gift card redemptions.

6.  Supplemental Cash Flows

Supplemental disclosure of cash flow information is as follows (in thousands):

	For the Three Months Ended
	May 4,	May 5,
	2019	2018

Cash paid for interest	$13,763	$13,380
Cash paid for income taxes, net	$6,455	$2,128

We had unpaid capital expenditure purchases included in accounts payable and accrued expenses and other current liabilities of approximately $5.9 million and $4.7 million at May 4, 2019 and May 5, 2018, respectively.  Capital expenditure purchases are recorded as cash outflows from investing activities in the condensed consolidated statement of cash flows in the period they are paid.   Please see Note 12 for other cash flow disclosures related to leases.

7.  Inventories

The following table provides details on our inventories as of May 4, 2019, May 5, 2018 and February 2, 2019 (in thousands):

	May 4,	May 5,	February 2,
	2019	2018	2019
Finished goods	$745,607	$749,746	$682,610
Raw materials and merchandise components	128,805	93,925	147,816
Total inventories	$874,412	$843,671	$830,426

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.  Income Taxes

Our effective income tax rate increased to 39.1% for the first quarter of 2019 from 24.0% for the first quarter of 2018 primarily due to an increase in the discrete tax expense related to the net excess shortfalls from share-based awards vesting in the first quarter of 2019.

Additionally, we are currently undergoing several tax audits; however, we currently do not believe these audits will result in any material charge to tax expense in the future.

9.  Other Current Assets, Accrued Expenses and Other Current Liabilities and Deferred Taxes, net and Other Liabilities

The following table provides details on our other current assets as of May 4, 2019, May 5, 2018 and February 2, 2019 (in thousands):

	May 4,	May 5,	February 2,
	2019	2018	2019
Prepaid expenses	$33,850	$44,438	$56,361
Tax receivable	5,090	12,814	584
Other	10,964	12,685	13,767
Total other current assets	$49,904	$69,937	$70,712

The decrease in prepaid expenses as of May 4, 2019, is due to the impact on prepaid rent resulting from the adoption of Accounting Standards Codification 842, Leases (“ASC 842”), effective February 3, 2019.  Please see Note 12 for additional information.

The following table provides details on our accrued expenses and other current liabilities as of May 4, 2019, May 5, 2018 and February 2, 2019 (in thousands):

	May 4,	May 5,	February 2,
	2019	2018	2019
Customer deposits, prepayments and refunds payable	$85,985	$87,849	$40,620
Accrued salary, bonus, sabbatical, vacation and other benefits	54,528	56,066	81,503
Loyalty program liabilities	44,893	65,597	44,434
Sales, value added, payroll, property and other taxes payable	37,821	37,605	25,547
Unredeemed gift cards	28,352	29,921	32,178
Accrued workers compensation and medical costs	22,357	24,639	23,974
Accrued dividends	9,993	10,870	10,480
Accrued interest	6,241	10,608	1,828
Accrued royalties	1,270	4,009	1,286
Other	25,381	23,250	20,179
Total accrued expenses and other current liabilities	$316,821	$350,414	$282,029

The following table provides details on our deferred taxes, net and other liabilities as of May 4, 2019, May 5, 2018 and February 2, 2019 (in thousands):

	May 4,	May 5,	February 2,
	2019	2018	2019
Deferred and other income tax liabilities, net	$52,948	$83,357	$53,479
Deferred rent and landlord incentives	—	58,957	57,505
Unfavorable lease liabilities	—	2,631	1,797
Other	17,213	6,558	12,241
Total deferred taxes, net and other liabilities	$70,161	$151,503	$125,022
The elimination of deferred rent and landlord incentives and unfavorable lease liabilities is due to the adoption of ASC 842, effective February 3, 2019. Please see Note 12 for additional information.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.  Accumulated Other Comprehensive (Loss) Income

The following table summarizes the components of accumulated other comprehensive (loss) income for the three months ended May 4, 2019 (in thousands and net of tax):

	Foreign
	Currency	Cash Flow	Pension
	Translation	Hedges	Plan	Total
BALANCE— February 2, 2019	$(29,820)	$(4,314)	$155	$(33,979)
Other comprehensive loss before reclassifications	(1,585)	(5,098)	—	(6,683)
Amounts reclassified from accumulated other comprehensive loss	—	(516)	—	(516)
Net current-period other comprehensive loss	(1,585)	(5,614)	—	(7,199)
BALANCE— May 4, 2019	$(31,405)	$(9,928)	$155	$(41,178)

The following table summarizes the components of accumulated other comprehensive (loss) income for the three months ended May 5, 2018 (in thousands and net of tax):

	Foreign
	Currency	Cash Flow	Pension
	Translation	Hedges	Plan	Total
BALANCE— February 3, 2018	$(11,116)	$145	$189	$(10,782)
Other comprehensive (loss) income before reclassifications	(14,143)	2,087	—	(12,056)
Amounts reclassified from accumulated other comprehensive income	—	713	—	713
Net current-period other comprehensive (loss) income	(14,143)	2,800	—	(11,343)
BALANCE— May 5, 2018	$(25,259)	$2,945	$189	$(22,125)

Amounts reclassified from other comprehensive (loss) income for the three months ended May 4, 2019 and May 5, 2018 relate to changes in the fair value of our interest rate swaps which is recorded within interest expense in the condensed consolidated statement of earnings and changes in the fair value of cash flow hedges related to inventory purchases, which is recorded within cost of sales in the condensed consolidated statement of earnings.

11.  Share-Based Compensation Plans

For a discussion of our share-based compensation plans, please see Note 14 in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Non-Vested Deferred Stock Units and Performance Units

The following table summarizes the activity of time-based and performance-based awards (collectively, "DSUs") for the three months ended May 4, 2019:

			Weighted-Average
	Units		Grant-Date Fair Value
	Time-	Performance-	Time-	Performance-
	Based	Based	Based	Based
Non-Vested at February 2, 2019	939,086	336,906	$22.60	$18.59
Granted	—	—	—	—
Vested(1)	(326,826)	(28,686)	22.43	17.43
Forfeited	(55,406)	(23,755)	22.88	18.94
Non-Vested at May 4, 2019	556,854	284,465	$22.77	$18.68

(1)	Includes 121,995 shares relinquished for tax payments related to vested DSUs for the three months ended May 4, 2019.

As of May 4, 2019, we have unrecognized compensation expense related to non-vested DSUs of $11.7 million, which is expected to be recognized over a weighted-average period of 1.4 years.

Stock Options and Stock Appreciation Rights (“SARs”)

The following table summarizes the activity of stock options for the three months ended May 4, 2019:

		Weighted-
	Number of	Average
	Shares	Exercise Price
Outstanding at February 2, 2019	1,252,072	$23.64
Granted	3,042,310	7.62
Exercised	—	—
Forfeited	(30,286)	17.47
Expired	(32,271)	33.79
Outstanding at May 4, 2019	4,231,825	$12.09
Exercisable at May 4, 2019	818,982	$26.46

During the first quarter of 2019, we granted SARs, which vest ratably over a period of three years, and will be settled in stock. Each vested SAR entitles the holder to the right of the difference between the value of our common stock on the date of exercise and the common stock price on the date of grant. We use the Black-Scholes option pricing model to estimate the fair value of SARs on the date of grant.

The following table summarizes the activity of SARs for the three months ended May 4, 2019:

Weighted-
	Number of	Average
	Shares	Exercise Price
Outstanding at February 2, 2019	—	$—
Granted	414,476	7.62
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at May 4, 2019	414,476	$7.62
Exercisable at May 4, 2019	—	$—

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The weighted-average grant date fair value of the 3,042,310 stock options and 414,476 SARs granted during the three months ended May 4, 2019 was $3.01 per share. The following table summarizes the weighted-average assumptions used to fair value the stock options and SARs at the date of grant using the Black-Scholes option model for the three months ended May 4, 2019:

For the Three Months Ended
May 4,
2019
Risk-free interest rate	2.39%
Expected lives	5.0 years
Dividend yield	4.34%
Expected volatility	62.32%

As of May 4, 2019, we have unrecognized compensation expense related to non-vested stock options and SARs of $12.1 million, which is expected to be recognized over a weighted-average period of 1.9 years.

Cash Settled Awards

We have granted stock-based awards to certain employees, which vest over a period of three years, and will be settled in cash ("cash settled awards").  The fair value of the cash settled awards at each reporting period is based on the price of our common stock.  The fair value of the cash settled awards will be remeasured at each reporting period until the awards are settled.  Cash settled awards are classified as liabilities in the condensed consolidated balance sheets.  At May 4, 2019, the liability associated with the cash settled awards was $3.4 million with $2.1 million recorded in accrued expenses and other current liabilities and $1.3 million recorded in other liabilities in the condensed consolidated balance sheets.

The following table summarizes the activity of cash settled awards, based on their initial grant date values, for the three months ended May 4, 2019 (in thousands):

Cash Settled Awards
Non-Vested at February 2, 2019	$5,072
Granted	4,237
Vested	—
Forfeited	(199)
Non-Vested at May 4, 2019	$9,110

As of May 4, 2019, we have unrecognized compensation expense related to non-vested cash settled awards of $4.7 million, which is expected to be recognized over a weighted-average period of 1.8 years.

Share-Based Compensation Expense

Share-based compensation expense, including cash settled awards, recognized for the three months ended May 4, 2019 and May 5, 2018, was $1.9 million and $6.5 million, respectively.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.  Leases

Adoption of ASC 842

Effective February 3, 2019, we adopted ASU No. 2016-02, Leases (Topic 842), and all related amendments (“ASC 842”) using the modified retrospective approach.  As part of the adoption, we made the following elections:

•	We elected the package of practical expedients under which we did not reassess our prior conclusions about lease identification, lease classification and initial direct costs.
•	We elected to not separate lease and non-lease components for all leases.
•	We elected to exempt leases with an initial term of twelve months or less from balance sheet recognition.
•

We elected the land easement practical expedient under which we did not reassess whether existing land easements not accounted for as leases under previous guidance are or contain leases under ASC 842.

•	We did not elect the hindsight practical expedient for all leases.

In addition, in July 2018, the FASB approved an optional transition method that removed the requirement to restate prior period financial statements upon adoption of the standard with a cumulative-effect adjustment to retained earnings in the period of adoption and we elected to apply this transition method.  As a result, the comparative period information has not been restated and continues to be reported under the accounting standards in effect for the period presented.  The adoption of ASC 842 had no impact to our previously reported results of operations or cash flows.

The following table depicts the cumulative effect of the changes made to our February 2, 2019 balance sheet for the adoption of ASC 842 effective on February 3, 2019 (in thousands):

	Reported		Adjusted
	Balance at	Impact of	Balance at
	February 2,	Adoption of	February 3,
	2019	ASC 842	2019
Assets:
Other current assets	$70,712	$(20,754)	$49,958

Operating lease right-of-use assets	—	896,270	896,270
Intangible assets, net	163,901	(6,682)	157,219

Current Liabilities:
Accrued expenses and other current liabilities	282,029	(151)	281,878
Current portion of operating lease liabilities	—	183,726	183,726

Noncurrent Liabilities:
Operating lease liabilities	—	745,116	745,116
Deferred taxes, net and other liabilities	125,022	(59,455)	65,567

Equity:
Accumulated deficit	(468,048)	(402)	(468,450)

The adoption of ASC 842 primarily resulted in the recognition of operating lease liabilities totaling $928.8 million, based upon the present value of the remaining minimum rental payments using discount rates as of the adoption date, with $183.7 million within current liabilities and $745.1 million in noncurrent liabilities.  In addition, we recorded corresponding right-of-use assets totaling $896.3 million based upon the operating lease liabilities adjusted for favorable lease intangible assets, previously included within intangible assets, net and deferred rent and unfavorable lease liabilities, previously included

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

within deferred taxes, net and other liabilities.  In addition, we recorded a $0.4 million cumulative effect of initially applying ASC 842 as an adjustment to the opening balance of accumulated deficit.

Lease Information

We lease store locations, office and warehouse facilities, vehicles and equipment under various non-cancelable operating leases expiring in various years through 2030.

Substantially all of our stores are leased, generally for five to ten year initial terms.  Certain store leases include one or more options to renew, with renewal terms that range from one to ten years.  Management uses its judgment to determine if a renewal option is reasonably certain of being exercised including consideration of the significant investment related to the identification, opening and operation of these store locations.  In addition, under our real estate leases, we pay costs such as real estate taxes and common area maintenance and certain of our lease agreements include rental payments based on a percentage of retail sales over contractual levels.  These costs are generally considered variable lease payments, and are recognized when deemed probable of payment. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.  In addition, we sublease certain real estate to third parties.  Amounts related to subleases were immaterial to the condensed consolidated financial statements.

Operating lease right-of-use assets and operating lease liabilities are recognized at the lease commencement date.  Operating lease liabilities represent the present value of lease payments.  Operating lease right-of-use assets represent our right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, lease incentives and impairment of operating lease right-of-use assets.  To determine the present value of the lease payments, we estimated our incremental borrowing rate based on our current credit rating as well as comparisons to comparable borrowing rates of similarly-rated companies.

The components of lease cost are as follows (in thousands):

For the Three Months Ended
May 4, 2019
Operating lease cost	$62,904
Variable lease cost	19,261
Total lease cost	$82,165

Operating lease expense is recognized on a straight-line basis over the lease term.  Total lease costs for stores and our distribution network are included in cost of sales while other total lease costs are included in SG&A expenses.

Supplemental balance sheet information related to operating leases consists of the following (in thousands):

May 4, 2019
Operating lease right-of-use assets	$955,970

Current portion of operating lease liabilities	$183,011
Noncurrent portion operating lease liabilities	804,895
Total operating lease liabilities	$987,906

Lease term and discount rate for operating leases were as follows:

May 4, 2019
Weighted average remaining lease term	4.2 years

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Weighted average discount rate	5.29%

Supplemental disclosures of cash flow information consists of the following (in thousands):

For the Three Months Ended
May 4, 2019
Cash paid for operating leases	$63,656
Operating lease assets obtained in exchange for operating lease liabilities	$1,005,762

At May 4, 2019, we have approximately $987.9 million of non-cancelable operating lease commitments and no finance leases.  The following table summarizes the undiscounted annual future minimum lease payments, as of May 4, 2019, for each of the next five years and in the aggregate (in thousands):

Operating Leases
Year 1	$233,838
Year 2	243,151
Year 3	212,209
Year 4	168,647
Year 5	123,415
Thereafter	172,641
Total lease payments	$1,153,901
Less: Interest	(165,995)
Present value of lease liabilities	$987,906

As of May 4, 2019, we executed certain real estate leases that had not yet commenced with lease liabilities totaling $4.6 million which are not reflected in the above table.  These leases are expected to commence during fiscal 2019.

Disclosures Related to Periods Prior to Adoption of ASC 842

As previously disclosed in our 2018 Annual Report on Form 10-K and under the accounting standards then in effect, minimum future rental payments under non-cancelable leases as of February 2, 2019 for each of the next five years and in the aggregate are as follows (in thousands):

Fiscal Year	Operating Leases
2019	$239,711
2020	209,596
2021	175,962
2022	134,208
2023	88,187
Thereafter	141,084
Total lease payments	$988,748

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.  Goodwill and Other Intangible Assets

Goodwill

Changes in the net carrying amount of goodwill, all of which relates to our retail segment, for the three months ended May 4, 2019 are as follows (in thousands):

Total
Balance at February 2, 2019	$79,491
Translation adjustment	(527)
Balance at May 4, 2019	$78,964

Goodwill is evaluated for impairment at least annually. A more frequent evaluation is performed if events or circumstances indicate that impairment could have occurred. Such events or circumstances could include, but are not limited to, new significant negative industry or economic trends, unanticipated changes in the competitive environment, decisions to significantly modify or dispose of operations and a significant sustained decline in the market price of our stock.  No impairment evaluation was considered necessary during the first three months ended May 4, 2019.

Intangible Assets

The gross carrying amount and accumulated amortization of our identifiable intangible assets are as follows (in thousands):

	May 4,	May 5,	February 2,
	2019	2018	2019
Amortizable intangible assets:
Carrying amount:
Trademarks, tradenames and franchise agreements	$16,074	$16,155	$16,067
Favorable leases	—	12,967	11,844
Customer relationships	26,623	27,477	26,553
Total carrying amount	42,697	56,599	54,464
Accumulated amortization:
Trademarks, tradenames and franchise agreements	(10,877)	(10,594)	(10,796)
Favorable leases	—	(5,178)	(5,162)
Customer relationships	(19,455)	(17,790)	(18,851)
Total accumulated amortization	(30,332)	(33,562)	(34,809)
Total amortizable intangible assets, net	12,365	23,037	19,655
Indefinite-lived intangible assets:
Trademarks and tradename	144,249	144,283	144,246
Total intangible assets, net	$156,614	$167,320	$163,901

The elimination of favorable leases is due to the adoption of ASC 842, effective February 3, 2019.  Please see Note 12 for additional information.

Amortization expense associated with intangible assets subject to amortization totaled $0.6 million and $1.0 million for the three months ended May 4, 2019 and May 5, 2018. Amortization associated with intangible assets subject to amortization at May 4, 2019 is estimated to be $1.9 million for the remainder of fiscal 2019, $2.5 million for fiscal 2020, $2.5 million for fiscal 2021, $1.4 million for fiscal 2022 and $0.3 million for fiscal 2023.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

	Fair Value Measurements at Reporting Date
	Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
May 4, 2019—
Assets:
Derivative financial instruments	$—	$1,864	$—	$1,864
Liabilities:
Derivative financial instruments	$—	$14,803	$—	$14,803
May 5, 2018—
Assets:
Derivative financial instruments	$—	$5,639	$—	$5,639
Liabilities:
Derivative financial instruments	$—	$83	$—	$83
February 2, 2019—
Assets:
Derivative financial instruments	$—	$3,074	$—	$3,074
Liabilities:
Derivative financial instruments	$—	$9,307	$—	$9,307

At May 4, 2019, derivative financial instruments are comprised of (1) interest rate swap agreements to minimize our exposure to interest rate changes on our outstanding indebtedness, (2) foreign currency forward exchange contracts primarily entered into to minimize our foreign currency exposure related to forecasted purchases of certain inventories denominated in a currency different from the operating entity’s functional currency and (3) foreign currency forward exchange contracts primarily entered into to minimize our foreign currency exposure related to forecasted revenues from our UK operations denominated in a currency different from the UK’s functional currency.

These derivative financial instruments are recorded in the condensed consolidated balance sheets at fair value based upon observable market inputs, primarily pricing models based on current market rates. Derivative financial instruments in an asset position are included within other current assets or other assets in the condensed consolidated balance sheets. Derivative financial instruments in a liability position are included within accrued expenses and other current liabilities or noncurrent liabilities in the condensed consolidated balance sheets. Please see Note 15 for further information regarding our derivative instruments.

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

During the three months ended May 4, 2019 and May 5, 2018, we incurred $0.2 million and $0.3 million of asset impairment charges, which is included within SG&A expenses in our condensed consolidated statement of earnings, related to underperforming stores.

We estimated the fair value of the long-lived assets based on an income approach using projected future cash flows discounted using a weighted-average cost of capital analysis that reflects current market conditions, which we classify as Level 3 within the fair value hierarchy.

Fair Value of Financial Instruments

Our financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses and other current liabilities and our Term Loan and Senior Notes.  Management estimates that, as of May 4, 2019, May 5, 2018, and February 2, 2019, the carrying value of our financial instruments, other than our Term Loan and Senior Notes, approximated their fair value due to the highly liquid or short-term nature of these instruments.  We believe that the borrowings under our ABL Facility approximate their fair value because interest rates are adjusted on a short-term basis.

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

	May 4, 2019		May 5, 2018		February 2, 2019
	Carrying	Estimated	Carrying	Estimated	Carrying	Estimated
	Amount(1)	Fair Value	Amount(1)	Fair Value	Amount(1)	Fair Value
Term Loan and Senior Notes, including current portion	$1,111,696	$1,076,471	$1,286,508	$1,321,637	$1,116,361	$1,120,296

(1) The carrying value of the Term Loan and Senior Notes, including current portion is net of deferred financing costs of $3.0 million, $10.4 million and $3.2 million as of May 4, 2019, May 5, 2018 and February 2, 2019, respectively.

15.  Derivative Financial Instruments

Effective February 3, 2019, we adopted ASU 2017-12, Derivatives and Hedging:  Targeted Improvements to Accounting for Hedging Activities.  The adoption of ASU 2017-12 did not have an impact on our financial position, results of operations or cash flows.

In April 2017, we entered into an interest rate swap contract on an initial notional amount of $260.0 million that matures in June 2021 with periodic interest settlements. At May 4, 2019, the notional amount totaled $330.0 million. Under this interest rate swap contract, we receive a floating rate based on 1-month LIBOR and pay a fixed rate of 5.31% (including the applicable margin of 3.25%) on the outstanding notional amount.

In June 2018, we entered into an interest rate swap contract on an initial notional amount of $320.0 million that matures in April 2025 with periodic interest settlements. At May 4, 2019, the notional amount totaled $380.0 million. Under this interest rate swap contract, we receive a floating rate based on 1-month LIBOR and pay a fixed rate of 6.18% (including the applicable margin of 3.25%) on the outstanding notional amount.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We have designated each interest rate swap as a cash flow hedge of the variability of interest payments under the Term Loan due to changes in the LIBOR benchmark rate and the fair value of the swaps is reported as a component of accumulated other comprehensive (loss) income.  For both swaps, changes in fair value are reclassified from accumulated other comprehensive (loss) income into earnings in the same period that the hedged item affects earnings.  Over the next 12 months, $0.9 million of the amounts related to the interest rate swaps is expected to be reclassified from accumulated other comprehensive (loss) income into earnings within interest expense.

We also utilize derivative instruments to hedge our foreign exchange risk, specifically related to the British pound and Euro.  At May 4, 2019, the notional amount of the British pound and Euro instruments totaled $24.7 million and $7.8 million, respectively, and mature at various times through December 2019. We have designated these instruments as cash flow hedges of the variability in exchange rates for those foreign currencies.  The fair value of these hedges is reported as a component of accumulated other comprehensive (loss) income and changes in fair value are reclassified from accumulated other comprehensive (loss) income into earnings in the same period that the hedged item affects earnings. Over the next 12 months, $0.7 million of the amounts related to these cash flow hedges is expected to be reclassified as expense into cost of sales from accumulated other comprehensive (loss) income.

In addition, we are exposed to market risk associated with foreign currency exchange rate fluctuations as a result of our direct sourcing programs, specifically related to the Canadian dollar.  As a result, from time to time, we may enter into derivative instruments to hedge this foreign exchange risk.  At May 4, 2019, the notional amount of these instruments totaled $5.7 million. We have not elected to apply hedge accounting to these derivative instruments. Amounts related to these transactions were immaterial to our condensed consolidated financial statements.

The following table provides details on our derivative instruments recorded in the condensed consolidated balance sheets as of May 4, 2019, May 5, 2018 and February 2, 2019 (in thousands):

	May 4, 2019		May 5, 2018		February 2, 2019
	Balance	Estimated	Balance	Estimated	Balance	Estimated
	Sheet Location	Fair Value	Sheet Location	Fair Value	Sheet Location	Fair Value
Interest rate contracts	Other current assets	$1,154	Other current assets	$1,018	Other current assets	$1,610
Interest rate contracts	Other assets	489	Other assets	4,341	Other assets	1,355
Foreign exchange contracts	Other current assets	221	Other current assets	280	Other current assets	109
Total assets		$1,864		$5,639		$3,074

Interest rate contracts	Accrued expenses and other current liabilities	$2,084	Accrued expenses and other current liabilities	$—	Accrued expenses and other current liabilities	$1,625
Interest rate contracts	Deferred taxes, net and other liabilities	12,719	Deferred taxes, net and other liabilities	—	Deferred taxes, net and other liabilities	7,605
Foreign exchange contracts	Accrued expenses and other current liabilities	—	Accrued expenses and other current liabilities	83	Accrued expenses and other current liabilities	77
Total liabilities		$14,803		$83		$9,307

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides details on our derivative instruments recorded in the condensed consolidated statements of earnings and comprehensive (loss) income for the three months ended May 4, 2019 and May 5, 2018 (in thousands):

	Amount of Gain/(Loss) Recognized in Other Comprehensive Loss, net of tax		Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings	Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings
	For the Three Months Ended			For the Three Months Ended
	May 4, 2019	May 5, 2018		May 4, 2019	May 5, 2018
Derivatives in Cash Flow Hedging Relationships:
Interest rate contracts	$(5,195)	$1,040	Interest expense	$14	$154
Foreign exchange contracts	97	1,047	Cost of sales	(530)	559
Total	$(5,098)	$2,087		$(516)	$713

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

Additional net sales information is as follows (in thousands):

	For the Three Months Ended
	May 4, 2019	May 5, 2018
Net sales:
Men's Wearhouse(1)	$427,772	$447,809
Jos. A. Bank	166,886	169,076
K&G	87,697	89,280
Moores	42,307	46,127
MW Cleaners(2)	—	2,551
Total retail segment	724,662	754,843
Total corporate apparel segment	56,725	63,121
Total net sales	$781,387	$817,964

(1)	Consists of Men's Wearhouse, Men's Wearhouse and Tux and Joseph Abboud.
(2)	On March 3, 2018, we completed the divestiture of our MW Cleaners business. Please see Note 2 for additional information.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Operating income by reportable segment, shared service expense, and the reconciliation to earnings before income taxes is as follows (in thousands):

	For the Three Months Ended
	May 4, 2019	May 5, 2018
Operating income:
Retail	$78,191	$98,721
Corporate apparel	580	1,583
Shared service expense	(48,469)	(47,407)
Operating income	30,302	52,897
Interest income	96	85
Interest expense	(18,663)	(21,981)
Loss on extinguishment of debt, net	—	(12,711)
Earnings before income taxes	$11,735	$18,290

Total assets by reportable segment and shared services are as follows (in thousands):

	May 4,	May 5,	February 2,
	2019	2018	2019
Segment assets:
Retail	$2,253,710	$1,423,995	$1,375,902
Corporate apparel	187,775	205,715	175,488
Shared services (1)	323,968	316,112	269,100
Total assets (2)	$2,765,453	$1,945,822	$1,820,490

(1)	Shared service assets consist primarily of cash and cash equivalents, assets related to our distribution network and tax-related assets.
(2)

The increase in total assets, as of May 4, 2019, is related to the recognition of operating lease right-of-use assets resulting from the adoption of ASC 842, effective February 3, 2019.  Please see Note 12 for additional information.

17.  Legal Matters

On February 17, 2016, Anthony Oliver filed a putative class action lawsuit against our Men's Wearhouse subsidiary in the United States District Court for the Central District of California (Case No. 2:16-cv-01100).  The complaint attempts to allege claims under the Telephone Consumer Protection Act. In particular the complaint alleges that the Company sent unsolicited text messages to cellular telephones beginning October 1, 2013 to the present day. After we demonstrated that the Company had the plaintiff's permission to send him texts, the plaintiff filed an amended complaint alleging the Company sent text messages exceeding the number plaintiff had agreed to receive each week.  The parties filed cross-motions for summary judgment on what constitutes a “week” and the Court recently issued an order granting the plaintiff’s motion and denying our motion on what period constitutes a “week.” On or about August 17, 2018, we entered into a settlement agreement for an immaterial amount consisting of a combination of cash and coupons. The Court approved the settlement and we consider this matter closed.

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

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On September 27, 2017, Heather Poole and numerous other American Airlines employees filed a lawsuit against our Twin Hill subsidiary in the Superior Court for the State of California for the County of Alameda (Case No. RG17876798).  The complaint attempts to allege claims for strict liability and negligence based on allegedly defective uniforms Twin Hill supplied to American Airlines for its employees. On December 11, 2017, the Company filed a demurrer to Plaintiff’s complaint.  On February 20, 2018, the Court granted our demurrer and dismissed the plaintiffs’ Complaint. Plaintiffs filed an amended complaint on April 10, 2018 and again on April 27, 2018, which added allegations regarding Plaintiffs’ alleged injuries and named Tailored Brands as a defendant. This case was consolidated for pretrial purposes only with other complaints containing identical allegations, including the Agnello, Hughes, Mackonochie and Wagoner cases that were disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2019.    We believe that any lawsuit filed on the basis of the safety of the Twin Hill uniforms supplied to American Airlines is without merit, and we intend to contest this action vigorously. Twin Hill has substantial and convincing evidence of the uniforms' safety and fitness for their intended purpose, and we believe that there is no evidence linking any of the plaintiffs' alleged injuries to our uniforms. The range of loss, if any, is not reasonably estimable at this time. We do not currently believe, however, that it will have a material adverse effect on our financial position, results of operations or cash flows.

In addition, we are involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of our business.  Management does not believe that any of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

18.  Condensed Consolidating Information

As discussed in Note 4, The Men's Wearhouse (the "Issuer") issued $600.0 million in aggregate principal amount of Senior Notes.  The Senior Notes are guaranteed jointly and severally, on an unsecured basis by Tailored Brands, Inc. (the "Parent") and certain of our U.S. subsidiaries (the "Guarantors").  Our foreign subsidiaries (collectively, the "Non-Guarantors") are not guarantors of the Senior Notes.  Each of the Guarantors is 100% owned and all guarantees are joint and several.  In addition, the guarantees are full and unconditional except for certain automatic release provisions related to the Guarantors.

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

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tailored Brands, Inc.

Condensed Consolidating Balance Sheet

May 4, 2019

(in thousands)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$2,183	$2,181	$25,385	$—	$29,749
Accounts receivable, net	—	30,420	198,709	73,193	(221,699)	80,623
Inventories	—	158,236	508,423	207,753	—	874,412
Other current assets	—	11,821	28,760	20,823	(11,500)	49,904
Total current assets	—	202,660	738,073	327,154	(233,199)	1,034,688
Property and equipment, net	—	188,799	205,847	33,734	—	428,380
Operating lease right-of-use assets	—	497,803	393,007	65,160	—	955,970
Rental product, net	—	80,358	9,576	13,961	—	103,895
Goodwill	—	6,160	52,128	20,676	—	78,964
Intangible assets, net	—	—	146,984	9,630	—	156,614
Investments in subsidiaries	161,131	1,218,358	—	—	(1,379,489)	—
Other assets	—	6,091	596	4,755	(4,500)	6,942
Total assets	$161,131	$2,200,229	$1,546,211	$475,070	$(1,617,188)	$2,765,453
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$153,249	$124,061	$89,060	$73,821	$(221,699)	$218,492
Accrued expenses and other current liabilities	4,973	211,236	87,843	40,192	(11,500)	332,744
Current portion of operating lease liabilities	—	96,742	72,403	13,866	—	183,011
Current portion of long-term debt	—	9,000	—	—	—	9,000
Total current liabilities	158,222	441,039	249,306	127,879	(233,199)	743,247
Long-term debt, net	—	1,151,196	—	—	—	1,151,196
Operating lease liabilities	—	426,659	325,652	52,584	—	804,895
Deferred taxes, net and other liabilities	6,955	20,204	28,785	18,717	(4,500)	70,161
Shareholders' (deficit) equity	(4,046)	161,131	942,468	275,890	(1,379,489)	(4,046)
Total liabilities and shareholders' (deficit) equity	$161,131	$2,200,229	$1,546,211	$475,070	$(1,617,188)	$2,765,453

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

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tailored Brands, Inc.

Condensed Consolidating Statement of Earnings (Loss)

(in thousands)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Three Months Ended May 4, 2019
Net sales	$—	$426,123	$413,108	$176,599	$(234,443)	$781,387
Cost of sales	—	228,071	326,923	140,280	(234,443)	460,831
Gross margin	—	198,052	86,185	36,319	—	320,556
Operating expenses	844	139,646	134,833	28,648	(13,717)	290,254
Operating (loss) income	(844)	58,406	(48,648)	7,671	13,717	30,302
Other income and expenses, net	—	—	13,717	—	(13,717)	—
Interest (expense) income, net	(1,155)	(18,479)	1,475	(408)	—	(18,567)
(Loss) earnings before income taxes	(1,999)	39,927	(33,456)	7,263	—	11,735
(Benefit) provision for income taxes	(466)	8,067	(5,081)	2,073	—	4,593
(Loss) earnings before equity in net income of subsidiaries	(1,533)	31,860	(28,375)	5,190	—	7,142
Equity in earnings (loss) of subsidiaries	8,675	(23,185)	—	—	14,510	—
Net earnings (loss)	$7,142	$8,675	$(28,375)	$5,190	$14,510	$7,142
Comprehensive (loss) income	$(57)	$3,494	$(28,375)	$3,172	$21,709	$(57)

Three Months Ended May 5, 2018
Net sales	$—	$446,247	$381,421	$127,667	$(137,371)	$817,964
Cost of sales	—	224,973	290,943	94,195	(137,371)	472,740
Gross margin	—	221,274	90,478	33,472	—	345,224
Operating expenses	882	137,273	138,395	28,443	(12,666)	292,327
Operating (loss) income	(882)	84,001	(47,917)	5,029	12,666	52,897
Other income and expenses, net	—	—	12,666	—	(12,666)	—
Interest (expense) income, net	(764)	(23,666)	2,014	520	—	(21,896)
Loss on extinguishment of debt, net	—	(12,711)	—	—	—	(12,711)
(Loss) earnings before income taxes	(1,646)	47,624	(33,237)	5,549	—	18,290
(Benefit) provision for income taxes	(658)	11,073	(8,011)	1,977	—	4,381
(Loss) earnings before equity in net income of subsidiaries	(988)	36,551	(25,226)	3,572	—	13,909
Equity in earnings (loss) of subsidiaries	14,897	(21,654)	—	—	6,757	—
Net earnings (loss)	$13,909	$14,897	$(25,226)	$3,572	$6,757	$13,909
Comprehensive income (loss)	$2,566	$16,091	$(25,226)	$(8,965)	$18,100	$2,566

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tailored Brands, Inc.

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended May 4, 2019

(in thousands)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$10,103	$133,345	$12,909	$(134,973)	$(9,590)	$11,794

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(7,742)	(12,224)	(1,725)	—	(21,691)
Intercompany activities	—	(121,430)	—	(11,500)	132,930	—
Net cash used in investing activities	—	(129,172)	(12,224)	(13,225)	132,930	(21,691)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on new term loan	—	(4,870)	—	—	—	(4,870)
Proceeds from asset-based revolving credit facility	—	399,500	—	—	—	399,500
Payments on asset-based revolving credit facility	—	(399,500)	—	—	—	(399,500)
Intercompany activities	—	1,910	—	121,430	(123,340)	—
Cash dividends paid	(9,590)	—	—	—	—	(9,590)
Proceeds from issuance of common stock	427	—	—	—	—	427
Tax payments related to vested deferred stock units	(940)	—	—	—	—	(940)
Net cash (used in) provided by financing activities	(10,103)	(2,960)	—	121,430	(123,340)	(14,973)
Effect of exchange rate changes	—	—	—	(812)	—	(812)
Increase (decrease) in cash and cash equivalents	—	1,213	685	(27,580)	—	(25,682)
Cash and cash equivalents at beginning of period	—	970	1,496	52,965	—	55,431
Cash and cash equivalents at end of period	$—	$2,183	$2,181	$25,385	$—	$29,749

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tailored Brands, Inc.

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended May 5, 2018

(in thousands)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$10,994	$196,189	$(10,744)	$(66,593)	$(9,618)	$120,228

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(3,238)	(6,338)	(1,404)	—	(10,980)
Proceeds from divestiture of business	—	—	17,732	—	—	17,732
Intercompany activities	—	(68,425)	—	—	68,425	—
Net cash (used in) provided by investing activities	—	(71,663)	11,394	(1,404)	68,425	6,752

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on original term loan	—	(993,420)	—	—	—	(993,420)
Proceeds from new term loan	—	895,500	—	—	—	895,500
Payments on new term loan	—	(2,250)	—	—	—	(2,250)
Proceeds from asset-based revolving credit facility	—	1,500	—	—	—	1,500
Payments on asset-based revolving credit facility	—	(1,500)	—	—	—	(1,500)
Repurchase and retirement of senior notes	—	(18,240)	—	—	—	(18,240)
Deferred financing costs	—	(5,576)	—	—	—	(5,576)
Intercompany activities	—	(9,618)	—	68,425	(58,807)	—
Cash dividends paid	(9,618)	—	—	—	—	(9,618)
Proceeds from issuance of common stock	3,649	—	—	—	—	3,649
Tax payments related to vested deferred stock units	(5,025)	—	—	—	—	(5,025)
Net cash (used in) provided by financing activities	(10,994)	(133,604)	—	68,425	(58,807)	(134,980)
Effect of exchange rate changes	—	—	—	(2,441)	—	(2,441)
(Decrease) increase in cash and cash equivalents	—	(9,078)	650	(2,013)	—	(10,441)
Cash and cash equivalents at beginning of period	—	51,818	2,180	49,609	—	103,607
Cash and cash equivalents at end of period	$—	$42,740	$2,830	$47,596	$—	$93,166

ITEM 2 — MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We encourage you to read this "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") in conjunction with the corresponding section included in our Annual Report on Form 10-K for the year ended February 2, 2019.  References herein to years are to our 52-week or 53-week fiscal year, which ends on the Saturday nearest January 31 in the following calendar year.  For example, references to "2019" mean the 52-week fiscal year ending February 1, 2020.

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

First Quarter Discussion

During the first quarter of 2019, comparable sales for all retail brands were negative, primarily reflecting challenging weather conditions in February and the Easter shift, which resulted in a later prom season and consequently, lower rental revenues. Although our Jos. A. Bank brand saw improving trends during the first quarter, Men’s Wearhouse comparable sales did not improve primarily due to continued traffic headwinds.  We are already implementing and continue to explore new strategies to improve the comparable sales trend across our retail portfolio.

In addition, during the first quarter, we made progress on our strategic initiatives.  Our custom business posted another strong quarter as we continued to respond to our customers’ demand for personalized products and services that help men look their best in the moments that matter.  Our e-commerce team executed a robust portfolio of user experience and personalization tests, a number of which generated improvement.  Finally, as we seek an optimized creative mix between promotional and storytelling advertising and an enhanced channel mix between broadcast and digital, we launched new brand campaigns for both Men’s Wearhouse and Jos. A. Bank that are being leveraged across channels.

Key operating metrics for the quarter ended May 4, 2019 include:

•	Net sales decreased 4.5% primarily due to a decrease in retail segment comparable sales.
•	Comparable sales decreased 4.5% at Men’s Wearhouse, 0.7% at Jos. A. Bank, 0.5% at K&G and 4.6% at Moores. Overall, comparable sales for our retail segment decreased 3.2%.
•	Operating income was $30.3 million for the first quarter of 2019 compared to operating income of $52.9 million in the first quarter of 2018.
•	Diluted earnings per share were $0.14 for the first quarter of 2019 compared to diluted earnings per share of $0.27 in the first quarter of 2018.

Key liquidity metrics for the three months ended May 4, 2019 include:

•

Cash and cash equivalents at the end of the first quarter of 2019 were $29.7 million, a decrease of $63.4 million compared to the end of the first quarter of 2018 primarily resulting from the decrease in comparable sales as well as the impact of the Easter shift.

•

Cash provided by operating activities was $11.8 million for the first three months of 2019 compared to $120.2 million for the first three months of 2018, reflecting lower net earnings, an increase in inventories due to the decrease in comparable sales and unfavorable timing fluctuations in accounts payable, accrued liabilities and other current liabilities.

•	Capital expenditures were $21.7 million for the first three months of 2019 compared to $11.0 million for the first three months of 2018.
•	We had $48.5 million of borrowings outstanding on our revolving credit facility as of May 4, 2019.
•	Dividends paid totaled $9.6 million for the first three months of 2019.

Items Affecting Comparability of Results

The following table depicts the effect on pretax income for certain items that have impacted the comparability of our results in 2019 and 2018 (dollars in millions):

	For the Three Months Ended
	May 4,	May 5,
	2019	2018
Costs related to multi-year cost savings and operational excellence programs (1)	$4.4	$—
Loss on extinguishment of debt related to refinancing of Term Loan (2)	—	11.9
Loss on divestiture of MW Cleaners (3)	—	3.6
Total (4)	$4.4	$15.5

(1)	Consists of $3.1 million in consulting costs, $1.1 million in severance costs and $0.2 million in lease termination costs.
(2)	Please see Note 4 to the condensed consolidated financial statements for additional information.
(3)	Please see Note 2 to the condensed consolidated financial statements for additional information.
(4)

For the three months ended May 4, 2019, $0.2 million is included in cost of sales and $4.2 million is included in selling, general and administrative expenses ("SG&A"). For the three months ended May 5, 2018, $3.6 million is included in SG&A and $11.9 million is included in loss on extinguishment of debt.

Update on 2019 Initiatives

As discussed above, during the first quarter of 2019, we have been focused on initiatives to address three customer needs: delivering personalized products and services, creating inspiring and seamless experiences in and across every channel and building brands that stand for something more than just price.  Addressing these areas is critical and will require incremental investments in people, analytics and technology.

Also, we have completed the first phase of a comprehensive review of our operations including an assessment of SG&A expenses and business processes across the organization to identify cost savings opportunities.  We are moving forward on several initiatives that we believe will generate cost savings in the latter half of fiscal 2019.  However, many of the identified opportunities require additional testing and review to ensure we continue to deliver a superior customer experience and, therefore, we have developed a timeline to complete this review later in 2019.

In addition, we are committed to an ongoing evaluation of our portfolio of businesses and maximizing value for our shareholders.  Such an evaluation may result in the consideration of a range of options related to our corporate apparel business, some of which could result in additional non-cash losses in future periods.

   Store Data

The following table presents information with respect to retail apparel stores in operation during each of the respective fiscal periods:

	For the Three Months Ended		For the Year Ended
	May 4,	May 5,	February 2,
	2019	2018	2019

Open at beginning of period:	1,464	1,477	1,477
Opened	—	1	3
Closed	(2)	(2)	(16)
Open at end of the period	1,462	1,476	1,464

Men’s Wearhouse(1)	720	720	720
Men’s Wearhouse and Tux	46	50	46
Jos. A. Bank (2)	482	491	484
Moores	126	126	126
K&G	88	89	88
	1,462	1,476	1,464

(1)	Includes one Joseph Abboud store.
(2)	Excludes franchise stores.

During the first quarter of 2019, we closed two Jos. A. Bank stores.

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

Results of Operations

For the Three Months Ended May 4, 2019 Compared to the Three Months Ended May 5, 2018

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	For the Three Months Ended(1)
	May 4,	May 5,
	2019	2018
Net sales:
Retail clothing product	76.1%	75.0%
Rental services	12.0	12.3
Alteration and other services	4.6	5.0
Total retail sales	92.7	92.3
Corporate apparel clothing product	7.3	7.7
Total net sales	100.0%	100.0%
Cost of sales(2):
Retail clothing product	45.2	45.0
Rental services	13.9	14.6
Alteration and other services	93.6	83.4
Occupancy costs	14.3	13.4
Total retail cost of sales	57.9	56.4
Corporate apparel clothing product	73.3	73.9
Total cost of sales	59.0	57.8
Gross margin(2):
Retail clothing product	54.8	55.0
Rental services	86.1	85.4
Alteration and other services	6.4	16.6
Occupancy costs	(14.3)	(13.4)
Total retail gross margin	42.1	43.6
Corporate apparel clothing product	26.7	26.1
Total gross margin	41.0	42.2
Advertising expense	5.8	5.0
Selling, general and administrative expenses	31.4	30.7
Operating income	3.9	6.5
Interest income	0.0	0.0
Interest expense	(2.4)	(2.7)
Loss on extinguishment of debt, net	—	(1.6)
Earnings before income taxes	1.5	2.2
Provision for income taxes	0.6	0.5
Net earnings	0.9%	1.7%

(1)	Percentage line items may not sum to totals due to the effect of rounding.
(2)	Calculated as a percentage of related sales.

Net Sales

Total net sales decreased $36.6 million, or 4.5%, to $781.4 million for the first quarter of 2019 as compared to the first quarter of 2018.

Total retail sales decreased $30.2 million, or 4.0%, to $724.7 million for the first quarter of 2019 as compared to the first quarter of 2018 primarily due to a $18.9 million decrease in clothing product sales, driven by a decrease in comparable sales at all of our retail brands, a $6.5 million decrease in rental service revenues primarily reflecting a later prom season this year and the continuing trend to purchase suits for special occasions, and a $4.8 million decrease in alteration and other services revenues primarily reflecting the impact of our divestiture of MW Cleaners. The decrease in total retail sales is further described below:

(in millions)	Amount Attributed to
$(19.1)	4.5% decrease in comparable sales at Men's Wearhouse.
(1.0)	0.7% decrease in comparable sales at Jos. A. Bank.
(0.4)	0.5% decrease in comparable sales at K&G.
(1.9)	4.6% decrease in comparable sales at Moores(1).
(2.4)	Decrease in non-comparable sales.
(1.9)	Decrease in net sales resulting from change in U.S./Canadian dollar exchange rate.
(3.5)	Other (primarily resulting from divestiture of MW Cleaners).
$(30.2)	Decrease in total retail sales.

(1)	Comparable sales percentages for Moores are calculated using Canadian dollars.

Comparable sales is defined as net sales from stores open at least twelve months at period end, excluding stores where the square footage has changed by more than 25% within the past year, and includes e-commerce sales. We operate our business using an omni-channel approach and do not differentiate e-commerce sales from our other channels.

The decrease in comparable sales at Men's Wearhouse resulted primarily from a decrease in both transactions for clothing and units per transaction partially offset by an increase in average unit retail (net selling prices). Rental service comparable sales at Men’s Wearhouse decreased 6.0%, primarily reflecting a later prom season this year due to the Easter shift and the continuing trend to purchase suits for special occasions. The decrease at Jos. A. Bank resulted primarily from a decrease in both units per transaction and transactions partially offset by an increase in average unit retail. The decrease at K&G resulted from a decrease in both transactions and units per transaction partially offset by an increase in average unit retail. The decrease at Moores resulted primarily from a decrease in both transactions and units per transaction partially offset by an increase in average unit retail.

Total corporate apparel clothing product sales decreased $6.4 million for the first quarter of 2019 as compared to the first quarter of 2018 primarily due to lower replenishment demand in the U.S. as well as the impact of a weaker British pound this year compared to last year of approximately $3.2 million.

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

Our total gross margin decreased $24.7 million, or 7.1%, to $320.6 million in the first quarter of 2019 as compared to the first quarter of 2018 primarily as a result of lower sales.  Total retail segment gross margin decreased $23.3 million in the first quarter of 2019 compared to same period last year.

For the retail segment, total gross margin as a percentage of related sales decreased to 42.1% in the first quarter of 2019 from 43.6% in the first quarter of 2018 primarily due to deleveraging of occupancy costs as a percent of sales as well as the mix shift from rental services to retail clothing sales.

Occupancy costs, which includes store related operating lease costs, utilities, repairs and maintenance, security, property taxes and depreciation, increased $2.7 million primarily due to the impact of store refreshes and other enhancements of our store fleet. Occupancy costs as a percentage of retail sales increased to 14.3% in the first quarter of 2019 as compared to 13.4% in the first quarter of 2018.

Corporate apparel gross margin decreased $1.3 million, or 8.0%, to $15.1 million for the first quarter of 2019 compared to the first quarter of 2018.  For the corporate apparel segment, total gross margin as a percentage of related sales increased to 26.7% in the first quarter of 2019 from 26.1% in the first quarter of 2018 primarily due to customer mix.

Advertising Expense

Advertising expense increased to $45.0 million in the first quarter of 2019 from $41.2 million in the first quarter of 2018, an increase of $3.8 million, or 9.2%, reflecting the launch of new brand campaigns for Men’s Wearhouse and Jos. A. Bank, and more expensive local instead of more economical national broadcast media to support planned tests.  As a percentage of total net sales, advertising expense increased to 5.8% in the first quarter of 2019 from 5.0% in the first quarter of 2018.

Selling, General and Administrative Expenses

SG&A expenses decreased to $245.2 million in the first quarter of 2019 from $251.1 million in the first quarter of 2018, a decrease of $5.9 million, or 2.3%.  As a percentage of total net sales, these expenses increased to 31.4% in the first quarter of 2019 from 30.7% in the first quarter of 2018. The components of this 0.7% net increase in SG&A expenses as a percentage of total net sales and the related dollar changes were as follows:

%	in millions	Attributed to
—	$0.6

For the first quarter of 2019, we incurred certain costs that impact the comparability of our results consisting of $4.2 million related to our multi-year cost savings and operational excellence programs.  For the first quarter of 2018, similar costs totaled $3.6 million related to a loss on divestiture of our MW Cleaners business.  As a percentage of sales, these costs were flat at 0.5% for both the first quarter of 2019 and 2018.

0.6	(0.3)

Store salaries decreased $0.3 million and increased as a percentage of sales to 13.2% in the first quarter of 2019 from 12.6% in the first quarter of 2018 primarily due to deleveraging from lower sales.

0.1	(6.2)

Other SG&A expenses decreased $6.2 million primarily due to lower share-based compensation, travel and entertainment and employee-related benefit costs.  As a percentage of sales, other SG&A expenses increased to 17.8% in the first quarter of 2019 from 17.7% in the first quarter of 2018.

0.7	$(5.9)	Total

In the retail segment, SG&A expenses decreased $6.7 million primarily due to lower employee-related benefit, travel and entertainment and share-based compensation costs.  As a percentage of related net sales, SG&A expenses increased to 25.2% in the first quarter of 2019 from 25.1% in the first quarter of 2018 primarily due to deleveraging from lower sales.

In the corporate apparel segment, SG&A expenses decreased $0.3 million.  As a percentage of related net sales, SG&A expenses increased to 25.0% in the first quarter of 2019 from 22.9% in the first quarter of 2018 primarily due to deleveraging from lower sales.

Shared service expenses represent costs not specifically related to the operations of our business segments and are included in SG&A and increased $1.1 million.  As a percentage of total net sales, SG&A expenses increased to 6.2% in the first quarter of 2019 from 5.8% in the first quarter of 2018 primarily due to deleveraging from lower sales.

Net Loss on Extinguishment of Debt

There was no net loss on extinguishment of debt for the first quarter of 2019.  For the first quarter of 2018, net loss on extinguishment of debt was $12.7 million and consisted of the eliminated of unamortized deferred financing costs and original issue discount (“OID”) related to the refinancing of our Term Loan totaling $11.9 million with the remainder related to open market repurchases of our Senior Notes.

Provision for Income Tax

Our effective income tax rate increased to 39.1% for the first quarter of 2019 from 24.0% for the first quarter of 2018 primarily due to an increase in the discrete tax expense related to the net excess shortfalls from share-based awards vesting in the first quarter of 2019.

For the first quarters of 2019 and 2018, the statutory tax rates in U.S., Canada, UK and Hong Kong were approximately 21%, 26%, 19% and 16.5%, respectively. For the first quarters of 2019 and 2018, tax expense for our operations in foreign jurisdictions totaled $2.4 million and $2.0 million, respectively.

Our income tax expense and effective income tax rate in future periods may be impacted by many factors, including our geographic mix of earnings and changes in tax laws.

In addition, if our financial results in fiscal 2019 generate a loss or certain deferred tax liabilities decrease, we may need to establish additional valuation allowances on our U.S. deferred tax assets, which could have a material impact on our financial condition and results of operations. Lastly, we are currently undergoing several tax audits, however, we currently do not believe these audits will result in any material charge to tax expense in the future.

Net Earnings

Net earnings were $7.1 million for the first quarter of 2019 compared with net earnings of $13.9 million for the first quarter of 2018.

Liquidity and Capital Resources

Our primary sources of working capital are cash flows from operations and available borrowings under our revolving credit agreement, as described below.  The following table provides details on our cash and cash equivalents and working capital position as of May 4, 2019, May 5, 2018 and February 2, 2019:

	May 4,	May 5,	February 2,
	2019	2018	2019
Cash and cash equivalents	$29,749	$93,166	$55,431
Working capital	$291,441	$540,153	$491,047

The decrease in working capital from May 4, 2019 compared to February 2, 2019 is primarily due to the adoption of new accounting guidance related to leases, specifically the current portion of operating lease liabilities totaling $183.0 million.  Please see Note 12 of the Notes to the Condensed Consolidated Financial Statements for additional information.

In 2014, The Men's Wearhouse entered into a term loan credit agreement that provided for a senior secured term loan in the aggregate principal amount of $1.1 billion (the "Original Term Loan") and a $500.0 million asset-based revolving credit agreement (the "ABL Facility", and together with the Original Term Loan, the "Credit Facilities") with certain of our U.S. subsidiaries and Moores the Suit People Inc., one of our Canadian subsidiaries, as co-borrowers. Proceeds from the Original Term Loan were reduced by an $11.0 million OID, which was presented as a reduction of the outstanding balance on the Original Term Loan on the balance sheet and was to be amortized to interest expense over the contractual life of the Original Term Loan. In addition, in 2014, The Men's Wearhouse issued $600.0 million in aggregate principal amount of 7.00% Senior Notes due 2022 (the "Senior Notes").

In October 2017, The Men’s Wearhouse amended the ABL Facility in part to increase the principal amount available to $550.0 million and extend the maturity date to October 2022.  In April 2018, The Men’s Wearhouse refinanced its Original Term Loan, and in October 2018, amended its term loan to reduce the interest rate margin.  See Credit Facilities section below for additional information.

The Credit Facilities and the Senior Notes contain customary non-financial and financial covenants, including fixed charge coverage ratios, total leverage ratios and secured leverage ratios.  Should our total leverage ratio and secured leverage ratio exceed certain thresholds specified in the agreements, we would be subject to certain additional restrictions, including limitations on our ability to make significant acquisitions and incur additional indebtedness. As of May 4, 2019, our total leverage ratio and secured leverage ratio are below the thresholds specified in the agreements which results in the elimination of these additional restrictions. In addition, as a result of the refinancing of our Original Term Loan and amending of our ABL Facility, our ability to pay dividends on our common stock has increased from a maximum of $10.0 million per quarter to a maximum of $15.0 million per quarter.

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

The New Term Loan will amortize in an annual amount equal to 1.0% of the principal amount of the New Term Loan, payable quarterly commencing on May 1, 2018.  Proceeds from the New Term Loan were reduced by a $4.5 million OID, which was presented as a reduction of the outstanding balance on the New Term Loan on the balance sheet and was to be amortized to interest expense over the contractual life of the New Term Loan.  The New Term Loan extends the maturity date of the Original Term Loan from June 18, 2021 until April 9, 2025, subject to a maturity provision that would accelerate the maturity of the New Term Loan to April 1, 2022 if any of the Company’s obligations under its Senior Notes remain outstanding on April 1, 2022.

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

The interest rate on the New Term Loan is based on 1-month LIBOR, which was 2.47% at May 4, 2019, plus the applicable margin of 3.25%, resulting in a total interest rate of 5.72%.  We have two interest rate swap agreements where the variable rates due under the New Term Loan have been exchanged for a fixed rate, including an interest rate swap entered into during June 2018.  At May 4, 2019, the total notional amount under these interest rate swaps is $710.0 million.  Please see Note 15 for additional information on our interest rate swaps.

As a result of our interest rate swaps, 80% of the variable interest rate under the New Term Loan has been converted to a fixed rate and, as of May 4, 2019, the New Term Loan had a weighted average interest rate of 5.77%.

In October 2017, we amended our ABL Facility, which now provides for a senior secured revolving credit facility of $550.0 million, with possible future increases to $650.0 million under an expansion feature, that matures in October 2022, and is guaranteed, jointly and severally, by Tailored Brands, Inc. and certain of our U.S. subsidiaries. The ABL Facility has several borrowing and interest rate options including the following indices:  (i) adjusted LIBOR, (ii) Canadian Dollar Offered Rate ("CDOR") rate, (iii) Canadian prime rate or (iv) an alternate base rate (equal to the greater of the prime rate, the New York Federal Reserve Bank (“NYFRB”) rate plus 0.5% or adjusted LIBOR for a one-month interest period plus 1.0%). Advances under the ABL Facility bear interest at a rate per annum using the applicable indices plus a varying interest rate margin of up to 1.75%.  The ABL Facility also provides for fees applicable to amounts available to be drawn under outstanding letters of credit which range from 1.25% to 1.75%, and a fee on unused commitments of 0.25%.  As of May 4, 2019, $48.5 million in borrowings were outstanding under the ABL Facility at a weighted average interest rate of approximately 5.3%.

We utilize letters of credit primarily as collateral for workers compensation claims and to secure inventory purchases.  At May 4, 2019, letters of credit totaling approximately $38.7 million were issued and outstanding. Borrowings available under the ABL Facility as of May 4, 2019 were $424.9 million.

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

Cash Flow Activities

Operating activities — Net cash provided by operating activities was $11.8 million and $120.2 million for the first three months of 2019 and 2018, respectively.  The $108.4 million decrease was driven by lower net earnings, an increase in inventories primarily reflecting the decrease in comparable sales at Men’s Wearhouse, and fluctuations in accounts payable, accrued expenses and other current liabilities primarily due to timing.

Investing activities — Net cash used in investing activities was $21.7 million for the first three months of 2019 compared to net cash provided by investing activities of $6.8 million for the first three months of 2018. The net change of $28.4 million was primarily driven by $17.7 million of net proceeds from the divestiture of MW Cleaners and an increase in capital expenditures resulting from projects that shifted from fiscal 2018 to fiscal 2019.

Financing activities — Net cash used in financing activities was $15.0 million and $135.0 million for the first three months of 2019 and 2018, respectively.  The $120.0 million decrease primarily reflects the impact of a reduction in debt repayments this year compared to last year.

Share repurchase program — In March 2013, the Board of Directors (the "Board") approved a share repurchase program for our common stock.  At May 4, 2019, the remaining balance available under the Board's authorization was $48.0 million.  During the first three months of 2019 and 2018, no shares were repurchased in open market transactions under the Board's authorization.

Dividends — Cash dividends paid were $9.6 million for the first three months of 2019 and 2018, respectively.  During each of the quarters ended May 4, 2019 and May 5, 2018, we declared quarterly dividends of $0.18 per share.

Future Sources and Uses of Cash

Our primary uses of cash are to finance working capital requirements of our operations and to repay our indebtedness.  In addition, we will use cash to fund capital expenditures, income taxes, dividend payments, operating leases and various other commitments and obligations, as they arise.

During the first three months of 2019, we borrowed and repaid amounts under our ABL Facility with the maximum borrowing outstanding at any point in time totaling $100.0 million.

The Company has not yet finalized its outlook for capital expenditures for fiscal 2019 but continues to expect a moderate increase in capital expenditures compared to fiscal 2018. Capital expenditures will include costs for store refreshes and other enhancements of our store fleet, investments in technology, and investment in other corporate assets.

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

Contractual Obligations

There have been no material changes to our contractual obligations as discussed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires the appropriate application of accounting policies in accordance with generally accepted accounting principles.  In many instances, this also requires management to make estimates and assumptions about future events that affect the amounts and disclosures included in our financial statements.  We base our estimates on historical experience and various assumptions that we believe are reasonable under our current business model.  However, because future events and conditions and their effects cannot be determined with certainty, actual results will differ from our estimates and such differences could be material to our financial statements.  Other than the adoption of the new lease accounting standard as discussed in Note 12 of the Notes to the Condensed Consolidated Financial Statements, there have been no significant changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019.

Other Matters

During 2018, the U.S. imposed tariffs on certain goods imported from China and expressed a willingness to impose further tariffs on additional goods imported from China.  For tariffs enacted through the first quarter of 2019, we believe the impact has been immaterial to our results of operations.  Additionally, on May 5, 2019, the U.S. announced the possibility of tariffs on other categories of U.S. imports from China that, if enacted, could have a more significant impact on our results of operations.  To mitigate this risk, we have been reducing the penetration of Chinese-made direct-sourced product and also successfully completed negotiations with our vendors who have agreed to absorb the majority of any impact for production that remains in China. As a result, currently, we believe that additional tariffs on goods imported from China would have a minimal impact on our results of operations for fiscal 2019.

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

As discussed in Note 4 and Note 15 of the Notes to the Condensed Consolidated Financial Statements, we have undertaken steps to mitigate our exposure to changes in interest rates on our New Term Loan.  As of May 4, 2019, 80% of the variable interest rate under the New Term Loan has been converted to a fixed rate.  At May 4, 2019, the effect of one percentage point change in interest rates would result in an approximate $1.8 million change in annual interest expense on our New Term Loan.

In addition, borrowings under our ABL Facility bear a floating rate of interest.  As of May 4, 2019, the outstanding borrowings under the ABL Facility were $48.5 million.  At May 4, 2019, the effect of a one percentage point change in interest rates would result in an approximate $0.5 million change in annual interest expense on our ABL borrowings.

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

Changes in Internal Controls over Financial Reporting

During the fiscal first quarter ended May 4, 2019, we adopted new guidance for lease accounting.  We implemented changes to our internal controls related to leases, including the development of new accounting policies, enhanced contract review requirements and information technology systems to assist in the ongoing application and related disclosures for the new guidance.

There were no other changes in the Company's internal control over financial reporting that occurred during the fiscal first quarter ended May 4, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Letter Agreement by and between Tailored Brands, Inc. and Dinesh S. Lathi dated April 19, 2019 and effective March 27, 2019 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (Amendment No. 2) filed with the Commission on April 26, 2019).

10.2	—

Amendment No. 3 to ABL Facility, dated as of April 30, 2019, by and among the Company, and the other Co-Borrowers, the U.S. ABL Administrative Agent, the Canadian Administrative Agent and the ABL Lenders (filed herewith).

10.3	—	Amendment No. 2 to the Tailored Brands, Inc. 2016 Long-Term Incentive Plan, dated June 4, 2019 (filed herewith).
10.4	—	Form of Cash-Based Award Agreement, (for executives, including named executive officers) under the Tailored Brands, Inc. 2016 Long-Term Incentive Plan, as amended (filed herewith).
31.1	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).
31.2	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).
32.1	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (furnished herewith). †
32.2	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (furnished herewith). †
101.1	—

The following financial information from Tailored Brands, Inc.’s Quarterly Report on Form 10‑Q for the three months ended May 4, 2019 formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income; (iv) the Condensed Consolidated Statements of Shareholders’ (Deficit) Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

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

Dated: June 13, 2019	TAILORED BRANDS, INC.

	By	/s/ JACK P. CALANDRA
Jack P. Calandra
Executive Vice President, Chief Financial Officer and Treasurer