Form 10-Q
period 2019-08-03
TAILORED BRANDS INC
filed 2019-09-12
CIK 884217

not

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2019 or

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

The number of shares of common stock of the Registrant, par value $.01 per share, outstanding at August 31, 2019 was 50,642,547.

REPORT INDEX

Forward-Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q or in other materials we have filed or will file with the Securities and Exchange Commission (“SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995), including, but not limited to, statements regarding our future financial performance and financial condition.  Words such as “expects,” “anticipates,” “envisions,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements.  Forward-looking statements reflect our current views regarding certain events that could affect our financial condition or results of operations and may include, but are not limited to, references to future sales, comparable sales, margins, costs, earnings, number and costs of store openings, closings, remodels, refreshes, relocations and expansions, capital expenditures, potential acquisitions or divestitures, synergies from acquisitions, business strategies, demand for clothing or rental product, economic conditions, market trends in the retail business, currency fluctuations, inflation and various political, legal, regulatory, social, economic and business trends. Forward-looking statements are based upon management’s current beliefs or expectations and are inherently subject to significant business, economic and competitive risks, uncertainties and contingencies and third party approvals, many of which are beyond our control.

Any forward-looking statements that we make herein and in future reports are not guarantees of future performance, and actual results may differ materially from those in such forward-looking statements as a result of various factors. Factors that might cause or contribute to such differences include, but are not limited to: actions or inactions by governmental entities; domestic and international macro-economic conditions; inflation or deflation; the loss of, or changes in, key personnel; success, or lack thereof, in formulating or executing our internal strategies and operating plans including new store and new market expansion plans; cost reduction initiatives and revenue enhancement strategies; changes to our capital allocation policy; changes in demand for clothing or rental product; market trends in the retail or rental business; customer confidence and spending patterns; changes in traffic trends in our stores; customer acceptance of our merchandise strategies, including custom clothing; performance issues with key suppliers; disruptions in our supply chain; severe weather; foreign currency fluctuations; government export and import policies, including the enactment of duties or tariffs; advertising or marketing activities of competitors; the impact of cybersecurity threats or data breaches; legal proceedings and the impact of climate change.

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

PART I — FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	August 3,	August 4,	February 2,
	2019	2018	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,476	$68,215	$55,431
Accounts receivable, net	65,176	65,099	73,073
Inventories	846,952	786,510	830,426
Other current assets	63,882	87,491	70,712
Total current assets	995,486	1,007,315	1,029,642
PROPERTY AND EQUIPMENT, net	421,188	427,107	439,172
OPERATING LEASE RIGHT-OF-USE ASSETS	918,541	—	—
RENTAL PRODUCT, net	99,085	111,345	99,770
GOODWILL	79,283	103,686	79,491
INTANGIBLE ASSETS, net	155,309	165,881	163,901
OTHER ASSETS	5,806	13,497	8,514
TOTAL ASSETS	$2,674,698	$1,828,831	$1,820,490
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$187,946	$145,981	$228,979
Accrued expenses and other current liabilities	289,810	313,319	282,029
Current portion of operating lease liabilities	185,800	—	—
Income taxes payable	10,102	6,659	15,968
Current portion of long-term debt	9,000	9,000	11,619
Total current liabilities	682,658	474,959	538,595
LONG-TERM DEBT, net	1,145,651	1,207,377	1,153,242
OPERATING LEASE LIABILITIES	763,865	—	—
DEFERRED TAXES, net AND OTHER LIABILITIES	77,961	146,484	125,022
Total liabilities	2,670,135	1,828,820	1,816,859
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock	—	—	—
Common stock	506	498	501
Capital in excess of par	510,021	498,670	505,157
Accumulated deficit	(445,392)	(470,377)	(468,048)
Accumulated other comprehensive loss	(60,572)	(28,780)	(33,979)
Total shareholders' equity	4,563	11	3,631
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,674,698	$1,828,831	$1,820,490

See Notes to Condensed Consolidated Financial Statements.

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net sales:
Retail clothing product	$580,900	$605,788	$1,175,679	$1,219,432
Rental services	120,329	125,095	214,069	225,322
Alteration and other services	34,916	37,031	71,059	78,003
Total retail sales	736,145	767,914	1,460,807	1,522,757
Corporate apparel clothing product	53,343	55,516	110,068	118,637
Total net sales	789,488	823,430	1,570,875	1,641,394
Cost of sales:
Retail clothing product	259,047	259,025	527,691	535,245
Rental services	19,773	19,366	32,790	34,023
Alteration and other services	33,614	33,749	67,461	67,927
Occupancy costs	104,585	101,772	208,317	202,791
Total retail cost of sales	417,019	413,912	836,259	839,986
Corporate apparel clothing product	38,742	40,616	80,333	87,282
Total cost of sales	455,761	454,528	916,592	927,268
Gross margin:
Retail clothing product	321,853	346,763	647,988	684,187
Rental services	100,556	105,729	181,279	191,299
Alteration and other services	1,302	3,282	3,598	10,076
Occupancy costs	(104,585)	(101,772)	(208,317)	(202,791)
Total retail gross margin	319,126	354,002	624,548	682,771
Corporate apparel clothing product	14,601	14,900	29,735	31,355
Total gross margin	333,727	368,902	654,283	714,126
Advertising expense	33,164	38,661	78,207	79,894
Selling, general and administrative expenses	239,973	242,255	485,184	493,349
Operating income	60,590	87,986	90,892	140,883
Interest income	157	122	253	207
Interest expense	(18,258)	(20,864)	(36,921)	(42,845)
Loss on extinguishment of debt, net	—	(8,122)	—	(20,833)
Earnings before income taxes	42,489	59,122	54,224	77,412
Provision for income taxes	8,223	9,884	12,816	14,265
Net earnings	$34,266	$49,238	$41,408	$63,147
Net earnings per common share:
Basic	$0.68	$0.99	$0.82	$1.27
Diluted	$0.68	$0.97	$0.82	$1.24
Weighted-average common shares outstanding:
Basic	50,547	49,840	50,414	49,649
Diluted	50,624	50,851	50,606	50,785

See Notes to Condensed Consolidated Financial Statements.

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	August 3,	August 4,	August 3,	August 4,
	2019	2018	2019	2018

Net earnings	$34,266	$49,238	$41,408	$63,147
Currency translation adjustments	(7,329)	(7,824)	(8,914)	(21,967)
Unrealized (loss) gain on cash flow hedges, net of tax	(12,065)	1,169	(17,679)	3,969
Comprehensive income	$14,872	$42,583	$14,815	$45,149

See Notes to Condensed Consolidated Financial Statements.

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Unaudited)

				Accumulated
		Capital		Other	Total
	Common	in Excess	Accumulated	Comprehensive	Equity
	Stock	of Par	Deficit	Loss	(Deficit)
BALANCES — February 2, 2019	$501	$505,157	$(468,048)	$(33,979)	$3,631
Net earnings	—	—	7,142	—	7,142
Other comprehensive loss	—	—	—	(7,199)	(7,199)
Cumulative adjustment upon ASC 842 adoption (see Note 12)	—	—	(402)	—	(402)
Cash dividends — $0.18 per share	—	—	(9,103)	—	(9,103)
Share-based compensation	—	2,398	—	—	2,398
Common stock issued — 306,505 shares	3	424	—	—	427
Tax payments related to vested deferred stock units	—	(940)	—	—	(940)
BALANCES — May 4, 2019	$504	$507,039	$(470,411)	$(41,178)	$(4,046)
Net earnings	—	—	34,266	—	34,266
Other comprehensive loss	—	—	—	(19,394)	(19,394)
Cash dividends — $0.18 per share	—	—	(9,247)	—	(9,247)
Share-based compensation	—	2,644	—	—	2,644
Common stock issued — 155,210 shares	2	450	—	—	452
Tax payments related to vested deferred stock units	—	(112)	—	—	(112)
BALANCES — August 3, 2019	$506	$510,021	$(445,392)	$(60,572)	$4,563

				Accumulated
		Capital		Other	Total
	Common	in Excess	Accumulated	Comprehensive	Equity
	Stock	of Par	Deficit	Loss	(Deficit)
BALANCES — February 3, 2018	$492	$491,648	$(479,166)	$(10,782)	$2,192
Net earnings	—	—	13,909	—	13,909
Other comprehensive loss	—	—	—	(11,343)	(11,343)
Cumulative adjustment upon ASC 606 adoption (see Note 5)	—	—	(35,824)	—	(35,824)
Cash dividends — $0.18 per share	—	—	(9,360)	—	(9,360)
Share-based compensation	—	4,581	—	—	4,581
Common stock issued — 445,932 shares	4	3,645	—	—	3,649
Tax payments related to vested deferred stock units	—	(5,025)	—	—	(5,025)
BALANCES — May 5, 2018	$496	$494,849	$(510,441)	$(22,125)	$(37,221)
Net earnings	—	—	49,238	—	49,238
Other comprehensive loss	—	—	—	(6,655)	(6,655)
Cash dividends — $0.18 per share	—	—	(9,174)	—	(9,174)
Share-based compensation	—	4,835	—	—	4,835
Common stock issued — 178,647 shares	2	462	—	—	464
Tax payments related to vested deferred stock units	—	(1,476)	—	—	(1,476)
BALANCES — August 4, 2018	$498	$498,670	$(470,377)	$(28,780)	$11

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended
	August 3, 2019	August 4, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$41,408	$63,147
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	53,810	52,719
Non-cash lease expense	98,683	—
Rental product amortization	19,047	19,755
Loss on extinguishment of debt, net	—	20,833
Amortization of deferred financing costs and discount on long-term debt	972	2,228
Loss on disposition of assets	2,946	7,768
Asset impairment charges	184	269
Share-based compensation	5,042	9,416
Deferred tax expense (benefit)	2,828	(2,240)
Other	134	247
Changes in operating assets and liabilities:
Accounts receivable	5,952	10,461
Inventories	(22,507)	42,186
Rental product	(21,450)	(12,102)
Other assets	(15,621)	(9,372)
Accounts payable, accrued expenses and other current liabilities	(30,928)	(3,497)
Income taxes payable	(5,789)	697
Other liabilities	(101,388)	(4,524)
Net cash provided by operating activities	33,323	197,991
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(39,092)	(24,645)
Proceeds from divestiture of business	—	17,755
Net cash used in investing activities	(39,092)	(6,890)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on original term loan	—	(993,420)
Proceeds from new term loan	—	895,500
Payments on new term loan	(7,120)	(4,500)
Proceeds from asset-based revolving credit facility	673,500	199,500
Payments on asset-based revolving credit facility	(677,000)	(95,000)
Repurchase and retirement of senior notes	—	(199,365)
Deferred financing costs	—	(5,644)
Cash dividends paid	(18,784)	(18,744)
Proceeds from issuance of common stock	879	4,113
Tax payments related to vested deferred stock units	(1,052)	(6,501)
Net cash used in financing activities	(29,577)	(224,061)
Effect of exchange rate changes	(609)	(2,432)
DECREASE IN CASH AND CASH EQUIVALENTS	(35,955)	(35,392)
Balance at beginning of period	55,431	103,607
Balance at end of period	$19,476	$68,215

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

	For the Three Months Ended		For the Six Months Ended
	August 3,	August 4,	August 3,	August 4,
	2019	2018	2019	2018
Numerator
Net earnings	$34,266	$49,238	$41,408	$63,147
Denominator
Basic weighted-average common shares outstanding	50,547	49,840	50,414	49,649
Dilutive effect of share-based awards	77	1,011	192	1,136
Diluted weighted-average common shares outstanding	50,624	50,851	50,606	50,785
Net earnings per common share:
Basic	$0.68	$0.99	$0.82	$1.27
Diluted	$0.68	$0.97	$0.82	$1.24

For the three and six months ended August 3, 2019, 4.6 million and 3.3 million anti-dilutive shares of common stock were excluded from the calculation of diluted earnings per common share, respectively. For the three and six months ended August 4, 2018, 0.7 million and 0.5 million anti-dilutive shares of common stock were excluded from the calculation of diluted earnings per common share, respectively.

4. Debt

In 2014, The Men's Wearhouse entered into a term loan credit agreement that provided for a senior secured term loan in the aggregate principal amount of $1.1 billion (the "Original Term Loan") and a $500.0 million asset-based revolving credit agreement (the "ABL Facility", and together with the Original Term Loan, the "Credit Facilities") with certain of our U.S. subsidiaries and Moores the Suit People, one of our Canadian subsidiaries, as co-borrowers. Proceeds from the Original Term Loan were reduced by an $11.0 million original issue discount ("OID"), which was presented as a reduction of the outstanding balance on the Original Term Loan on the balance sheet and was to be amortized to interest expense over the contractual life of the Original Term Loan. In addition, in 2014, The Men's Wearhouse issued $600.0 million in aggregate principal amount of 7.00% Senior Notes due 2022 (the "Senior Notes").

In October 2017, The Men’s Wearhouse amended the ABL Facility in part to increase the principal amount available to $550.0 million and extend the maturity date to October 2022. In April 2018, The Men’s Wearhouse refinanced its Original Term Loan, and in October 2018, amended its term loan to reduce the interest rate margin. See Credit Facilities section below for additional information.

The Credit Facilities and the Senior Notes contain customary non-financial and financial covenants, including fixed charge coverage ratios, total leverage ratios and secured leverage ratios.  Should our total leverage ratio and secured leverage ratio exceed certain thresholds specified in the agreements, we would be subject to certain additional restrictions, including limitations on our ability to make significant acquisitions and incur additional indebtedness. As of August 3, 2019, our total leverage ratio is below the maximum specified in the agreements, however, our secured leverage ratio is above the maximum level.  As a result, we are now subject to additional restrictions, primarily related to the size of any incremental term loan facilities being limited to a maximum of $250 million. In addition, as a result of the refinancing of our Original Term Loan and amending of our ABL Facility, our ability to pay dividends on our common stock has increased from a maximum of $10.0 million per quarter to a maximum of $15.0 million per quarter.

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

The New Term Loan bears interest at a rate per annum equal to an applicable margin plus, at the Company’s option, either LIBOR (with a floor of 1.0%) or the base rate (with a floor of 2.0%).  In October 2018, we amended the New Term Loan resulting in a reduction in the interest rate margin of 25 basis points.  As a result of the amendment, the margins for borrowings under the New Term Loan are 3.25% for LIBOR and 2.25% for the base rate and the OID was eliminated.  In connection with the October 2018 amendment of the New Term Loan, we incurred deferred financing costs of $1.1 million, which will be amortized over the life of the New Term Loan using the interest method.  The maturity date for the New Term Loan remains April 9, 2025, and all other material provisions of the New Term Loan remain unchanged.  For the first six months ended August 4, 2018, we recorded a loss on extinguishment of debt totaling $11.9 million consisting of the elimination of unamortized deferred financing costs and OID related to the Original Term Loan.

The interest rate on the New Term Loan is based on 1-month LIBOR, which was 2.23% at August 3, 2019, plus the applicable margin of 3.25%, resulting in a total interest rate of 5.48%.  We have two interest rate swap agreements where the variable rates due under the New Term Loan have been exchanged for a fixed rate, including an interest rate swap entered into during June 2018.  At August 3, 2019, the total notional amount under these interest rate swaps is $710.0 million.  Please see Note 15 for additional information on our interest rate swaps.

As a result of our interest rate swaps, 80% of the variable interest rate under the New Term Loan has been converted to a fixed rate and, as of August 3, 2019, the New Term Loan had a weighted average interest rate of 5.73%.

In October 2017, we amended our ABL Facility, which now provides for a senior secured revolving credit facility of $550.0 million, with possible future increases to $650.0 million under an expansion feature, that matures in October 2022, and is guaranteed, jointly and severally, by Tailored Brands, Inc. and certain of our U.S. subsidiaries. The ABL Facility has several borrowing and interest rate options including the following indices:  (i) adjusted LIBOR, (ii) Canadian Dollar Offered Rate ("CDOR") rate, (iii) Canadian prime rate or (iv) an alternate base rate (equal to the greater of the prime rate, the New York Federal Reserve Bank (“NYFRB”) rate plus 0.5% or adjusted LIBOR for a one-month interest period plus 1.0%). Advances under the ABL Facility bear interest at a rate per annum using the applicable indices plus a varying interest rate margin of up to 1.75%.  The ABL Facility also provides for fees applicable to amounts available to be drawn under outstanding letters of credit which range from 1.25% to 1.75%, and a fee on unused commitments of 0.25%.  As of August 3, 2019, $45.0 million in borrowings were outstanding under the ABL Facility at a weighted average interest rate

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

of approximately 3.7%. During the six months ended August 3, 2019, the maximum borrowing outstanding under the ABL Facility was $100.0 million.

We utilize letters of credit primarily as collateral for workers compensation claims and to secure inventory purchases.  At August 3, 2019, letters of credit totaling approximately $29.2 million were issued and outstanding. Borrowings available under the ABL Facility as of August 3, 2019 were $401.9 million.

The obligations under the Credit Facilities are secured on a senior basis by a first priority lien on substantially all of the assets of the Company, The Men’s Wearhouse and its U.S. subsidiaries and, in the case of the ABL Facility, Moores The Suit People. The Credit Facilities and the related guarantees and security interests granted thereunder are senior secured obligations of, and will rank equally with all present and future senior indebtedness of the Company, the co-borrowers and the respective guarantors.

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

Long-Term Debt

The following table provides details on our long-term debt as of August 3, 2019, August 4, 2018 and February 2, 2019 (in thousands):

	August 3,	August 4,	February 2,
	2019	2018	2019
Term Loan (net of unamortized OID of $0.0 million at August 3, 2019, $4.3 million at August 4, 2018, and $0.0 million at February 2, 2019)	$883,880	$891,210	$891,000
Senior Notes	228,607	228,607	228,607
ABL Facility	45,000	104,500	48,500
Less: Deferred financing costs related to the Term Loan and Senior Notes	(2,836)	(7,940)	(3,246)
Total long-term debt, net	1,154,651	1,216,377	1,164,861
Current portion of long-term debt	(9,000)	(9,000)	(11,619)
Total long-term debt, net of current portion	$1,145,651	$1,207,377	$1,153,242

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

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Revenues

The following table depicts the disaggregation of revenue by major source (in thousands):

	For the Three Months Ended		For the Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net sales:
Men's tailored clothing product	$332,476	$356,504	$675,431	$712,241
Men's non-tailored clothing product	228,761	229,105	457,743	464,711
Women's clothing product	16,964	17,447	36,178	37,029
Other (1)	2,699	2,732	6,327	5,451
Total retail clothing product	580,900	605,788	1,175,679	1,219,432
Rental services	120,329	125,095	214,069	225,322
Alteration services	34,916	37,031	71,059	75,452
Retail dry cleaning services (2)	—	—	—	2,551
Total alteration and other services	34,916	37,031	71,059	78,003
Total retail sales	736,145	767,914	1,460,807	1,522,757
Corporate apparel clothing product	53,343	55,516	110,068	118,637
Total net sales	$789,488	$823,430	$1,570,875	$1,641,394
(1)	Other consists of franchise and licensing revenues and gift card breakage. Franchise revenues are generally recognized at a point in time while licensing revenues consist primarily of minimum guaranteed royalty amounts recognized over an elapsed time period.
(2)	On March 3, 2018, we completed the divestiture of our MW Cleaners business. Please see Note 2 for additional information.

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

Loyalty Program

We maintain a customer loyalty program for our Men’s Wearhouse, Men’s Wearhouse and Tux, Jos. A. Bank and Moores brands in which customers receive points for purchases. Points are generally equivalent to dollars spent on a one-to-one basis, excluding any sales tax dollars, and, historically, did not expire.  During the fourth quarter of 2018, we finalized our decision to implement an expiration policy for loyalty program points beginning in the second quarter of fiscal 2019, which was completed.  Upon reaching 500 points, customers are issued a $50 rewards certificate which they may redeem for purchases at our stores or online. Generally, reward certificates earned must be redeemed no later than six months from the date of issuance.  We believe our loyalty programs represents a customer option that is a material right and, accordingly, is a performance obligation in the contract with our customer.  Therefore, we record our obligation for future point redemptions using a deferred revenue model.

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

Sales Returns

Revenue from merchandise product sales is reported net of sales returns, which includes an estimate of future returns based on historical return rates, with a corresponding reduction to cost of sales. Our refund liability for sales returns was $5.3 million at August 3, 2019, which is included in accrued and other current liabilities and represents the expected value of the refund that will be due to our customers.  We also have a corresponding asset included in other current assets that represents the right to recover products from customers associated with sales returns of $2.7 million at August 3, 2019.

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

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Contract Liabilities

The following table summarizes the opening and closing balances of our contract liabilities (in thousands):

	Balance at	Increase	Balance at
	February 2, 2019	(Decrease)	August 3, 2019
Contract liabilities	$122,828	$20,442	$143,270

	Balance at	Increase	Balance at
	February 3, 2018	(Decrease)	August 4, 2018
	As Adjusted
Contract liabilities	$141,552	$21,858	$163,410

Contract liabilities include cash payments received from customers in advance of our performance, including amounts which are refundable.  These liabilities primarily consist of customer deposits related to rental product or custom clothing transactions since we typically receive payment from our customers prior to our performance and deferred revenue related to our loyalty programs and unredeemed gift cards.  These amounts are primarily included as “Customer deposits, prepayments and refunds payable,” “Loyalty program liabilities” and “Unredeemed gift cards,” respectively, within the accrued expenses and other current liabilities line item on our condensed consolidated balance sheet.  Please see Note 9 for additional information on our accrued expenses and other current liabilities.

The amount of revenue recognized for the three months and six months ended August 3, 2019 that was included in the respective opening contract liability balance was $15.3 million and $67.5 million, respectively.  The amount of revenue recognized for the three and six months ended August 4, 2018 that was included in the opening contract liability balance was $62.4 million and $104.1 million, respectively. This revenue primarily consists of recognition of deposits for completed transactions as well as redeemed certificates related to our loyalty program and gift card redemptions.

6. Supplemental Cash Flows

Supplemental disclosure of cash flow information is as follows (in thousands):

	For the Six Months Ended
	August 3,	August 4,
	2019	2018

Cash paid for interest	$35,764	$41,481
Cash paid for income taxes, net	$25,520	$15,664

We had unpaid capital expenditure purchases included in accounts payable and accrued expenses and other current liabilities of approximately $8.4 million and $6.3 million at August 3, 2019 and August 4, 2018, respectively.  Capital expenditure purchases are recorded as cash outflows from investing activities in the condensed consolidated statement of cash flows in the period they are paid.   Please see Note 12 for other cash flow disclosures related to leases.

7. Inventories

The following table provides details on our inventories as of August 3, 2019, August 4, 2018 and February 2, 2019 (in thousands):

	August 3,	August 4,	February 2,
	2019	2018	2019
Finished goods	$678,955	$675,405	$682,610
Raw materials and merchandise components	167,997	111,105	147,816
Total inventories	$846,952	$786,510	$830,426

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. Income Taxes

Our effective income tax rate increased to 19.4% for the second quarter of 2019 from 16.7% for the second quarter of 2018 primarily due to the release of $3.1 million of state valuation allowances in the second quarter of 2018.

Our effective income tax rate increased to 23.6% for the first six months of 2019 from 18.4% for the first six months of 2018 primarily due to an increase in the discrete tax expense related to the net excess shortfalls from share-based awards vesting in the first six months of 2019.

Additionally, we are currently undergoing several tax audits; however, we currently do not believe these audits will result in any material charge to tax expense in the future.

9. Other Current Assets, Accrued Expenses and Other Current Liabilities and Deferred Taxes, net and Other Liabilities

The following table provides details on our other current assets as of August 3, 2019, August 4, 2018 and February 2, 2019 (in thousands):

	August 3,	August 4,	February 2,
	2019	2018	2019
Prepaid expenses	$41,032	$57,197	$56,361
Tax receivable	11,404	17,401	584
Other	11,446	12,893	13,767
Total other current assets	$63,882	$87,491	$70,712

The decrease in prepaid expenses as of August 3, 2019, is due to the impact on prepaid rent resulting from the adoption of Accounting Standards Codification 842, Leases (“ASC 842”), effective February 3, 2019.  Please see Note 12 for additional information.

The following table provides details on our accrued expenses and other current liabilities as of August 3, 2019, August 4, 2018 and February 2, 2019 (in thousands):

	August 3,	August 4,	February 2,
	2019	2018	2019
Customer deposits, prepayments and refunds payable	$65,280	$66,261	$40,620
Accrued salary, bonus, sabbatical, vacation and other benefits	61,946	69,839	81,503
Loyalty program liabilities	44,273	63,295	44,434
Sales, value added, payroll, property and other taxes payable	28,144	24,197	25,547
Unredeemed gift cards	26,438	28,152	32,178
Accrued workers compensation and medical costs	23,266	26,146	23,974
Accrued dividends	10,046	10,918	10,480
Unrealized loss on interest rate swaps	5,304	1,735	1,625
Accrued interest	2,011	2,379	1,828
Accrued royalties	1,532	1,398	1,286
Other	21,570	18,999	18,554
Total accrued expenses and other current liabilities	$289,810	$313,319	$282,029

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides details on our deferred taxes, net and other liabilities as of August 3, 2019, August 4, 2018 and February 2, 2019 (in thousands):

	August 3,	August 4,	February 2,
	2019	2018	2019
Deferred and other income tax liabilities, net	$49,846	$80,413	$53,479
Unrealized loss on interest rate swaps	24,949	—	7,605
Deferred rent and landlord incentives	—	58,801	57,505
Unfavorable lease liabilities	—	2,357	1,797
Other	3,166	4,913	4,636
Total deferred taxes, net and other liabilities	$77,961	$146,484	$125,022

The elimination of deferred rent and landlord incentives and unfavorable lease liabilities is due to the adoption of ASC 842, effective February 3, 2019. Please see Note 12 for additional information.

10. Accumulated Other Comprehensive (Loss) Income

The following table summarizes the components of accumulated other comprehensive (loss) income for the six months ended August 3, 2019 (in thousands):

	Foreign
	Currency	Cash Flow	Pension
	Translation	Hedges	Plan	Total
BALANCE— February 2, 2019	$(29,820)	$(4,314)	$155	$(33,979)
Other comprehensive loss before reclassifications	(8,914)	(22,841)	—	(31,755)
Amounts reclassified from accumulated other comprehensive loss	—	(721)	—	(721)
Tax effect	—	5,883	—	5,883
Net current-period other comprehensive loss	(8,914)	(17,679)	—	(26,593)
BALANCE— August 3, 2019	$(38,734)	$(21,993)	$155	$(60,572)

The following table summarizes the components of accumulated other comprehensive (loss) income for the six months ended August 4, 2018 (in thousands):

	Foreign
	Currency	Cash Flow	Pension
	Translation	Hedges	Plan	Total
BALANCE— February 3, 2018	$(11,116)	$145	$189	$(10,782)
Other comprehensive (loss) income before reclassifications	(21,967)	3,395	—	(18,572)
Amounts reclassified from accumulated other comprehensive income	—	1,684	—	1,684
Tax effect	—	(1,110)	—	(1,110)
Net current-period other comprehensive (loss) income	(21,967)	3,969	—	(17,998)
BALANCE— August 4, 2018	$(33,083)	$4,114	$189	$(28,780)

Amounts reclassified from other comprehensive (loss) income for the six months ended August 3, 2019 and August 4, 2018 relate to changes in the fair value of our interest rate swaps which is recorded within interest expense in the condensed consolidated statement of earnings and changes in the fair value of cash flow hedges related to inventory purchases, which is recorded within cost of sales in the condensed consolidated statement of earnings.

11. Share-Based Compensation Plans

For a discussion of our share-based compensation plans, please see Note 14 in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Non-Vested Deferred Stock Units and Performance Units

The following table summarizes the activity of time-based and performance-based awards (collectively, "DSUs") for the six months ended August 3, 2019:

			Weighted-Average
	Units		Grant-Date Fair Value
	Time-	Performance-	Time-	Performance-
	Based	Based	Based	Based
Non-Vested at February 2, 2019	939,086	336,906	$22.60	$18.59
Granted	162,162	—	5.55	—
Vested(1)	(416,566)	(28,686)	21.81	17.43
Forfeited	(100,902)	(43,704)	22.44	18.30
Non-Vested at August 3, 2019	583,780	264,516	$18.45	$18.77
(1)	Includes 137,694 shares relinquished for tax payments related to vested DSUs for the six months ended August 3, 2019.

As of August 3, 2019, we have unrecognized compensation expense related to non-vested DSUs of $9.5 million, which is expected to be recognized over a weighted-average period of 1.3 years.

Stock Options and Stock Appreciation Rights (“SARs”)

The following table summarizes the activity of stock options for the six months ended August 3, 2019:

		Weighted-
	Number of	Average
	Shares	Exercise Price
Outstanding at February 2, 2019	1,252,072	$23.64
Granted	3,050,974	7.61
Exercised	—	—
Forfeited	(171,812)	11.02
Expired	(43,268)	28.28
Outstanding at August 3, 2019	4,087,966	$12.16
Exercisable at August 3, 2019	912,456	$24.91

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

The following table summarizes the activity of SARs for the six months ended August 3, 2019:

Weighted-
	Number of	Average
	Shares	Exercise Price
Outstanding at February 2, 2019	—	$—
Granted	414,476	7.62
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at August 3, 2019	414,476	$7.62
Exercisable at August 3, 2019	—	$—

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The weighted-average grant date fair value of the 3,050,974 stock options and 414,476 SARs granted during the six months ended August 3, 2019 was $3.00 and $3.01 per share, respectively. The following table summarizes the weighted-average assumptions used to fair value the stock options and SARs at the date of grant using the Black-Scholes option model for the six months ended August 3, 2019:

For the Six Months Ended
August 3,
2019
Risk-free interest rate	2.39%
Expected lives	5.0 years
Dividend yield	4.34%
Expected volatility	62.32%

As of August 3, 2019, we have unrecognized compensation expense related to non-vested stock options and SARs of $10.6 million, which is expected to be recognized over a weighted-average period of 1.7 years.

Cash Settled Awards

We have granted stock-based awards to certain employees, which vest over a period of three years, and will be settled in cash ("cash settled awards").  The fair value of the cash settled awards at each reporting period is based on the price of our common stock.  The fair value of the cash settled awards will be remeasured at each reporting period until the awards are settled.  Cash settled awards are classified as liabilities in the condensed consolidated balance sheets.  At August 3, 2019, the liability associated with the cash settled awards was $1.3 million with $1.2 million recorded in accrued expenses and other current liabilities and $0.1 million recorded in other liabilities in the condensed consolidated balance sheets.

The following table summarizes the activity of cash settled awards, based on their initial grant date values, for the six months ended August 3, 2019 (in thousands):

Cash Settled Awards
Non-Vested at February 2, 2019	$5,072
Granted	4,255
Vested	(2,350)
Forfeited	(514)
Non-Vested at August 3, 2019	$6,463

As of August 3, 2019, we have unrecognized compensation expense related to non-vested cash settled awards of $3.0 million, which is expected to be recognized over a weighted-average period of 0.8 years.

Share-Based Compensation Expense

Share-based compensation expense, including cash settled awards, recognized for the three and six months ended August 3, 2019 was $2.4 million and $4.3 million, respectively.  Share-based compensation expense, including cash settled awards, recognized for the three and six months ended August 4, 2018 was $5.5 million and $11.9 million, respectively.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.  Leases

Adoption of ASC 842

Effective February 3, 2019, we adopted ASU No. 2016-02, Leases (Topic 842), and all related amendments (“ASC 842”) using the modified retrospective approach.  As part of the adoption, we made the following elections:

●	We elected the package of practical expedients under which we did not reassess our prior conclusions about lease identification, lease classification and initial direct costs.
●	We elected to not separate lease and non-lease components for all leases.
●	We elected to exempt leases with an initial term of twelve months or less from balance sheet recognition.
●	We elected the land easement practical expedient under which we did not reassess whether existing land easements not accounted for as leases under previous guidance are or contain leases under ASC 842.
●	We did not elect the hindsight practical expedient for all leases.

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

The adoption of ASC 842 primarily resulted in the recognition of operating lease liabilities totaling $928.8 million, based upon the present value of the remaining minimum rental payments using discount rates as of the adoption date, with $183.7 million within current liabilities and $745.1 million in noncurrent liabilities.  In addition, we recorded corresponding right-of-use assets totaling $896.3 million based upon the operating lease liabilities adjusted for favorable lease intangible assets, previously included within intangible assets, net and deferred rent and unfavorable lease liabilities, previously included within deferred taxes, net and other liabilities.  In addition, we recorded a $0.4 million cumulative effect of initially applying ASC 842 as an adjustment to the opening balance of accumulated deficit.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The components of lease cost are as follows (in thousands):

	For the Three Months Ended	For the Six Months Ended
	August 3, 2019	August 3, 2019
Operating lease cost	$63,326	$126,230
Variable lease cost	18,397	37,658
Total lease cost	$81,723	$163,888

Operating lease expense is recognized on a straight-line basis over the lease term.  Total lease costs for stores and our distribution network are included in cost of sales while other total lease costs are included in SG&A expenses.

Supplemental balance sheet information related to operating leases consists of the following (in thousands):

August 3, 2019
Operating lease right-of-use assets	$918,541

Current portion of operating lease liabilities	$185,800
Noncurrent portion operating lease liabilities	763,865
Total operating lease liabilities	$949,665

Lease term and discount rate for operating leases were as follows:

August 3, 2019
Weighted average remaining lease term	4.4 years
Weighted average discount rate	5.26%

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental disclosures of cash flow information consists of the following (in thousands):

For the Six Months Ended
August 3, 2019
Cash paid for operating leases	$127,844
Operating lease assets obtained in exchange for operating lease liabilities	$1,017,124

At August 3, 2019, we have approximately $949.7 million of non-cancelable operating lease commitments and no finance leases.  The following table summarizes the undiscounted annual future minimum lease payments, as of August 3, 2019, for each of the next five years and in the aggregate (in thousands):

Operating Leases
Year 1	$234,651
Year 2	242,446
Year 3	204,721
Year 4	159,609
Year 5	114,716
Thereafter	149,230
Total lease payments	$1,105,373
Less: Interest	(155,708)
Present value of lease liabilities	$949,665

As of August 3, 2019, we executed certain real estate leases that had not yet commenced with lease liabilities totaling $1.1 million which are not reflected in the above table.  These leases are expected to commence during fiscal 2019.

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

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.  Goodwill and Other Intangible Assets

Goodwill

Changes in the net carrying amount of goodwill, all of which relates to our retail segment, for the six months ended August 3, 2019 are as follows (in thousands):

Total
Balance at February 2, 2019	$79,491
Translation adjustment	(208)
Balance at August 3, 2019	$79,283

Goodwill is evaluated for impairment at least annually. A more frequent evaluation is performed if events or circumstances indicate that impairment could have occurred. Such events or circumstances could include, but are not limited to, new significant negative industry or economic trends, unanticipated changes in the competitive environment, decisions to significantly modify or dispose of operations and a significant sustained decline in the market price of our stock.  No triggering event occurred during the first six months ended August 3, 2019 that required an interim goodwill impairment test.

Intangible Assets

The gross carrying amount and accumulated amortization of our identifiable intangible assets are as follows (in thousands):

	August 3,	August 4,	February 2,
	2019	2018	2019
Amortizable intangible assets:
Carrying amount:
Trademarks, tradenames and franchise agreements	$15,887	$16,055	$16,067
Favorable leases	—	12,876	11,844
Customer relationships	24,645	26,415	26,553
Total carrying amount	40,532	55,346	54,464
Accumulated amortization:
Trademarks, tradenames and franchise agreements	(10,871)	(10,634)	(10,796)
Favorable leases	—	(5,420)	(5,162)
Customer relationships	(18,523)	(17,652)	(18,851)
Total accumulated amortization	(29,394)	(33,706)	(34,809)
Total amortizable intangible assets, net	11,138	21,640	19,655
Indefinite-lived intangible assets:
Trademarks and tradename	144,171	144,241	144,246
Total intangible assets, net	$155,309	$165,881	$163,901

The elimination of favorable leases is due to the adoption of ASC 842, effective February 3, 2019.  Please see Note 12 for additional information.

Amortization expense associated with intangible assets subject to amortization totaled $0.6 million and $1.2 million for the three and six months ended August 3, 2019. Amortization expense associated with intangible assets subject to amortization totaled $1.0 million and $2.0 million for the three and six months ended August 4, 2018. Amortization associated with intangible assets subject to amortization at August 3, 2019 is estimated to be $1.2 million for the remainder of fiscal 2019, $2.5 million for fiscal 2020, $2.5 million for fiscal 2021, $1.4 million for fiscal 2022 and $0.3 million for fiscal 2023.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

	Fair Value Measurements at Reporting Date
	Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
August 3, 2019—
Assets:
Derivative financial instruments	$—	$2,787	$—	$2,787
Liabilities:
Derivative financial instruments	$—	$30,717	$—	$30,717
August 4, 2018—
Assets:
Derivative financial instruments	$—	$8,240	$—	$8,240
Liabilities:
Derivative financial instruments	$—	$1,932	$—	$1,932
February 2, 2019—
Assets:
Derivative financial instruments	$—	$3,074	$—	$3,074
Liabilities:
Derivative financial instruments	$—	$9,307	$—	$9,307

At August 3, 2019, derivative financial instruments are comprised of (1) interest rate swap agreements to minimize our exposure to interest rate changes on our outstanding indebtedness, (2) foreign currency forward exchange contracts primarily entered into to minimize our foreign currency exposure related to forecasted purchases of certain inventories denominated in a currency different from the operating entity’s functional currency, (3) foreign currency forward exchange contracts primarily entered into to minimize our foreign currency exposure related to forecasted revenues from our UK operations denominated in a currency different from the UK’s functional currency and (4) a foreign currency forward exchange contract primarily entered into to minimize our foreign currency exposure related to the British pound.

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

During the six months ended August 3, 2019, we incurred $0.2 million asset impairment charges, which is included within SG&A expenses in our condensed consolidated statement of earnings, related to underperforming stores. In addition, we recognized a write-off of $2.9 million of rental product related to the closure of a Canadian distribution center, which is included within cost of sales in our condensed consolidated statement of earnings.

During the six months ended August 4, 2018, we incurred $0.3 million asset impairment charges, which is included within SG&A expenses in our condensed consolidated statement of earnings, related to underperforming stores. In addition, we recognized a write-off of $4.0 million of rental product related to the closure of a rental product distribution center, which is included within cost of sales in our condensed consolidated statement of earnings.

We estimated the fair value of the long-lived assets based on an income approach using projected future cash flows discounted using a weighted-average cost of capital analysis that reflects current market conditions, which we classify as Level 3 within the fair value hierarchy.

Fair Value of Financial Instruments

Our financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses and other current liabilities and our Term Loan and Senior Notes.  Management estimates that, as of August 3, 2019, August 4, 2018, and February 2, 2019, the carrying value of our financial instruments, other than our Term Loan and Senior Notes, approximated their fair value due to the highly liquid or short-term nature of these instruments.  We believe that the borrowings under our ABL Facility approximate their fair value because interest rates are adjusted on a short-term basis.

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

	August 3, 2019		August 4, 2018		February 2, 2019
	Carrying	Estimated	Carrying	Estimated	Carrying	Estimated
	Amount(1)	Fair Value	Amount(1)	Fair Value	Amount(1)	Fair Value
Term Loan and Senior Notes, including current portion	$1,109,651	$996,169	$1,111,877	$1,133,454	$1,116,361	$1,120,296

(1) The carrying value of the Term Loan and Senior Notes, including current portion is net of deferred financing costs of $2.8 million, $7.9 million and $3.2 million as of August 3, 2019, August 4, 2018 and February 2, 2019, respectively.

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

In April 2017, we entered into an interest rate swap contract on an initial notional amount of $260.0 million that matures in June 2021 with periodic interest settlements. At August 3, 2019, the notional amount totaled $320.0 million. Under this interest rate swap contract, we receive a floating rate based on 1-month LIBOR and pay a fixed rate of 5.31% (including the applicable margin of 3.25%) on the outstanding notional amount.

In June 2018, we entered into an interest rate swap contract on an initial notional amount of $320.0 million that matures in April 2025 with periodic interest settlements. At August 3, 2019, the notional amount totaled $390.0 million. Under this interest rate swap contract, we receive a floating rate based on 1-month LIBOR and pay a fixed rate of 6.18% (including the applicable margin of 3.25%) on the outstanding notional amount.

We have designated each interest rate swap as a cash flow hedge of the variability of interest payments under the Term Loan due to changes in the LIBOR benchmark rate and the fair value of the swaps is reported as a component of accumulated other comprehensive (loss) income.  For both swaps, changes in fair value are reclassified from accumulated other comprehensive (loss) income into earnings in the same period that the hedged item affects earnings.  Over the next 12 months, $5.3 million of the amounts related to the interest rate swaps is expected to be reclassified from accumulated other comprehensive (loss) income into earnings within interest expense.

We also utilize derivative instruments to hedge our foreign exchange risk, specifically related to the British pound and Euro.  At August 3, 2019, the notional amount of the British pound and Euro instruments totaled $21.2 million and $7.8 million, respectively, and mature at various times through December 2019. We have designated these instruments as cash flow hedges of the variability in exchange rates for those foreign currencies.  The fair value of these hedges is reported as a component of accumulated other comprehensive (loss) income and changes in fair value are reclassified from accumulated other comprehensive (loss) income into earnings in the same period that the hedged item affects earnings. Over the next 12 months, $2.0 million of the amounts related to these cash flow hedges is expected to be reclassified as expense into cost of sales from accumulated other comprehensive (loss) income.

In addition, we are exposed to market risk associated with foreign currency exchange rate fluctuations as a result of our direct sourcing programs, specifically related to the Canadian dollar.  As a result, from time to time, we may enter into derivative instruments to hedge this foreign exchange risk.  We have not elected to apply hedge accounting to these derivative instruments. At August 3, 2019, the notional amount of these instruments totaled $6.5 million. Amounts related to these transactions were immaterial to our condensed consolidated financial statements.

Also, during the second quarter of 2019, we entered into a foreign currency forward hedge for our corporate apparel business to hedge our exposure to exchange rate risk related to the British pound for a notional amount of $56.0 million. We have not elected to apply hedge accounting to this derivative instrument. For the three and six months ended August 3, 2019, we recorded an unrealized gain of $1.3 million within SG&A in the condensed consolidated statement of earnings.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides details on our derivative instruments recorded in the condensed consolidated balance sheets as of August 3, 2019, August 4, 2018 and February 2, 2019 (in thousands):

	August 3, 2019		August 4, 2018		February 2, 2019
	Balance	Estimated	Balance	Estimated	Balance	Estimated
	Sheet Location	Fair Value	Sheet Location	Fair Value	Sheet Location	Fair Value
Interest rate contracts	Other current assets	$—	Other current assets	$1,478	Other current assets	$1,610
Interest rate contracts	Other assets	—	Other assets	5,430	Other assets	1,355
Foreign exchange contracts	Other current assets	2,787	Other current assets	1,332	Other current assets	109
Total assets		$2,787		$8,240		$3,074

Interest rate contracts	Accrued expenses and other current liabilities	$5,304	Accrued expenses and other current liabilities	$1,735	Accrued expenses and other current liabilities	$1,625
Interest rate contracts	Deferred taxes, net and other liabilities	24,949	Deferred taxes, net and other liabilities	—	Deferred taxes, net and other liabilities	7,605
Foreign exchange contracts	Accrued expenses and other current liabilities	464	Accrued expenses and other current liabilities	197	Accrued expenses and other current liabilities	77
Total liabilities		$30,717		$1,932		$9,307

The following table provides details on our derivative instruments recorded in the condensed consolidated statements of earnings and comprehensive (loss) income for the three and six months ended August 3, 2019 and August 4, 2018 (in thousands):

	Amount of Gain/(Loss) Recognized in Other Comprehensive Loss, net of tax		Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings	Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings
	For the Three Months Ended			For the Three Months Ended
	August 3, 2019	August 4, 2018		August 3, 2019	August 4, 2018
Derivatives in Cash Flow Hedging Relationships:
Interest rate contracts	$(12,943)	$(255)	Interest expense	$99	$153
Foreign exchange contracts	955	798	Cost of sales	(176)	473
Total	$(11,988)	$543		$(77)	$626

	Amount of Gain/(Loss) Recognized in Other Comprehensive Loss, net of tax		Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings	Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings
	For the Six Months Ended			For the Six Months Ended
	August 3, 2019	August 4, 2018		August 3, 2019	August 4, 2018
Derivatives in Cash Flow Hedging Relationships:
Interest rate contracts	$(18,138)	$785	Interest expense	$113	$307
Foreign exchange contracts	1,052	1,845	Cost of sales	(706)	1,032
Total	$(17,086)	$2,630		$(593)	$1,339

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

The corporate apparel segment includes the results from our corporate apparel and uniform operations conducted by Dimensions, Alexandra, and Yaffy in the UK and Twin Hill in the U.S., which provide corporate apparel uniforms and workwear to workforces.  Please see Note 19 of Notes to the Condensed Consolidated Financial Statements for information concerning the divestiture of our corporate apparel business on August 16, 2019.

We measure segment profitability based on operating income, defined as income before interest expense, interest income, loss on extinguishment of debt, net and income taxes, before shared service expenses. Shared service expenses include costs incurred and directed primarily by our corporate offices that are not allocated to segments.

Additional net sales information is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net sales:
Men's Wearhouse(1)	$423,504	$445,197	$851,276	$893,006
Jos. A. Bank	166,065	172,427	332,951	341,503
K&G	82,689	83,645	170,386	172,925
Moores	63,887	66,645	106,194	112,772
MW Cleaners(2)	—	—	—	2,551
Total retail segment	736,145	767,914	1,460,807	1,522,757
Total corporate apparel segment	53,343	55,516	110,068	118,637
Total net sales	$789,488	$823,430	$1,570,875	$1,641,394
(1)	Consists of Men's Wearhouse, Men's Wearhouse and Tux and Joseph Abboud.
(2)	On March 3, 2018, we completed the divestiture of our MW Cleaners business. Please see Note 2 for additional information.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Operating income by reportable segment, shared service expense, and the reconciliation to earnings before income taxes is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Operating income:
Retail	$109,347	$134,142	$187,538	$232,863
Corporate apparel	1,147	1,169	1,727	2,752
Shared service expense	(49,904)	(47,325)	(98,373)	(94,732)
Operating income	60,590	87,986	90,892	140,883
Interest income	157	122	253	207
Interest expense	(18,258)	(20,864)	(36,921)	(42,845)
Loss on extinguishment of debt, net	—	(8,122)	—	(20,833)
Earnings before income taxes	$42,489	$59,122	$54,224	$77,412

Total assets by reportable segment and shared services are as follows (in thousands):

	August 3,	August 4,	February 2,
	2019	2018	2019
Segment assets:
Retail	$2,182,982	$1,344,618	$1,375,902
Corporate apparel	167,705	186,285	175,488
Shared services (1)	324,011	297,928	269,100
Total assets (2)	$2,674,698	$1,828,831	$1,820,490
(1)	Shared service assets consist primarily of cash and cash equivalents, assets related to our distribution network and tax-related assets.
(2)	The increase in total assets, as of August 3, 2019, is related to the recognition of operating lease right-of-use assets resulting from the adoption of ASC 842, effective February 3, 2019. Please see Note 12 for additional information.

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

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tailored Brands, Inc.

Condensed Consolidating Balance Sheet

August 3, 2019

(in thousands)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$1,158	$2,091	$16,227	$—	$19,476
Accounts receivable, net	—	23,397	174,552	74,042	(206,815)	65,176
Inventories	—	130,301	485,873	230,778	—	846,952
Other current assets	9,744	31,154	27,632	45,885	(50,533)	63,882
Total current assets	9,744	186,010	690,148	366,932	(257,348)	995,486
Property and equipment, net	—	185,823	201,464	33,901	—	421,188
Operating lease right-of-use assets	—	479,760	376,922	61,859	—	918,541
Rental product, net	—	80,973	7,225	10,887	—	99,085
Goodwill	—	6,160	52,128	20,995	—	79,283
Intangible assets, net	—	—	146,937	8,372	—	155,309
Investments in subsidiaries	177,425	1,157,995	—	—	(1,335,420)	—
Other assets	—	5,250	485	4,271	(4,200)	5,806
Total assets	$187,169	$2,101,971	$1,475,309	$507,217	$(1,596,968)	$2,674,698
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$165,067	$79,695	$59,303	$90,696	$(206,815)	$187,946
Accrued expenses and other current liabilities	11,523	157,294	123,864	57,764	(50,533)	299,912
Current portion of operating lease liabilities	—	98,618	73,346	13,836	—	185,800
Current portion of long-term debt	—	9,000	—	—	—	9,000
Total current liabilities	176,590	344,607	256,513	162,296	(257,348)	682,658
Long-term debt, net	—	1,145,651	—	—	—	1,145,651
Operating lease liabilities	—	405,847	308,974	49,044	—	763,865
Deferred taxes, net and other liabilities	6,016	28,441	28,172	19,532	(4,200)	77,961
Shareholders' equity	4,563	177,425	881,650	276,345	(1,335,420)	4,563
Total liabilities and shareholders' equity	$187,169	$2,101,971	$1,475,309	$507,217	$(1,596,968)	$2,674,698

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

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tailored Brands, Inc.

Condensed Consolidating Statement of Earnings (Loss)

(in thousands)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Three Months Ended August 3, 2019
Net sales	$—	$422,224	$371,325	$273,723	$(277,784)	$789,488
Cost of sales	—	220,362	288,849	224,334	(277,784)	455,761
Gross margin	—	201,862	82,476	49,389	—	333,727
Operating expenses	652	129,357	130,373	42,220	(29,465)	273,137
Operating (loss) income	(652)	72,505	(47,897)	7,169	29,465	60,590
Other income and expenses, net	—	—	28,318	1,147	(29,465)	—
Interest (expense) income, net	(1,084)	(18,097)	1,100	(20)	—	(18,101)
(Loss) earnings before income taxes	(1,736)	54,408	(18,479)	8,296	—	42,489
(Benefit) provision for income taxes	(321)	11,417	(4,254)	1,381	—	8,223
(Loss) earnings before equity in net income of subsidiaries	(1,415)	42,991	(14,225)	6,915	—	34,266
Equity in earnings (loss) of subsidiaries	35,681	(7,310)	—	—	(28,371)	—
Net earnings (loss)	$34,266	$35,681	$(14,225)	$6,915	$(28,371)	$34,266
Comprehensive income (loss)	$14,872	$22,838	$(14,225)	$364	$(8,977)	$14,872

Three Months Ended August 4, 2018
Net sales	$—	$443,685	$386,319	$164,525	$(171,099)	$823,430
Cost of sales	—	220,210	288,057	117,360	(171,099)	454,528
Gross margin	—	223,475	98,262	47,165	—	368,902
Operating expenses	1,083	132,573	132,681	29,064	(14,485)	280,916
Operating (loss) income	(1,083)	90,902	(34,419)	18,101	14,485	87,986
Other income and expenses, net	—	—	14,485	—	(14,485)	—
Interest (expense) income, net	(923)	(22,458)	2,131	508	—	(20,742)
Loss on extinguishment of debt, net	—	(8,122)	—	—	—	(8,122)
(Loss) earnings before income taxes	(2,006)	60,322	(17,803)	18,609	—	59,122
(Benefit) provision for income taxes	(461)	9,505	(2,557)	3,397	—	9,884
(Loss) earnings before equity in net income of subsidiaries	(1,545)	50,817	(15,246)	15,212	—	49,238
Equity in earnings (loss) of subsidiaries	50,783	(34)	—	—	(50,749)	—
Net earnings (loss)	$49,238	$50,783	$(15,246)	$15,212	$(50,749)	$49,238
Comprehensive income (loss)	$42,583	$50,681	$(15,246)	$8,659	$(44,094)	$42,583

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Six Months Ended August 3, 2019
Net sales	$—	$848,347	$784,433	$450,322	$(512,227)	$1,570,875
Cost of sales	—	448,433	615,772	364,614	(512,227)	916,592
Gross margin	—	399,914	168,661	85,708	—	654,283
Operating expenses	1,496	269,003	265,206	70,868	(43,182)	563,391
Operating (loss) income	(1,496)	130,911	(96,545)	14,840	43,182	90,892
Other income and expenses, net	—	—	42,035	1,147	(43,182)	—
Interest (expense) income, net	(2,239)	(36,576)	2,575	(428)	—	(36,668)
(Loss) earnings before income taxes	(3,735)	94,335	(51,935)	15,559	—	54,224
(Benefit) provision for income taxes	(787)	19,484	(9,335)	3,454	—	12,816
(Loss) earnings before equity in net income of subsidiaries	(2,948)	74,851	(42,600)	12,105	—	41,408
Equity in earnings (loss) of subsidiaries	44,356	(30,495)	—	—	(13,861)	—
Net earnings (loss)	$41,408	$44,356	$(42,600)	$12,105	$(13,861)	$41,408
Comprehensive income (loss)	$14,815	$26,332	$(42,600)	$3,536	$12,732	$14,815

Six Months Ended August 4, 2018
Net sales	$—	$889,932	$767,740	$292,192	$(308,470)	$1,641,394
Cost of sales	—	445,183	579,000	211,555	(308,470)	927,268
Gross margin	—	444,749	188,740	80,637	—	714,126
Operating expenses	1,965	269,846	271,076	57,507	(27,151)	573,243
Operating (loss) income	(1,965)	174,903	(82,336)	23,130	27,151	140,883
Other income and expenses, net	—	—	27,151	—	(27,151)	—
Interest (expense) income, net	(1,687)	(46,124)	4,145	1,028	—	(42,638)
Loss on extinguishment of debt, net	—	(20,833)	—	—	—	(20,833)
(Loss) earnings before income taxes	(3,652)	107,946	(51,040)	24,158	—	77,412
(Benefit) provision for income taxes	(1,119)	20,578	(10,568)	5,374	—	14,265
(Loss) earnings before equity in net income of subsidiaries	(2,533)	87,368	(40,472)	18,784	—	63,147
Equity in earnings (loss) of subsidiaries	65,680	(21,688)	—	—	(43,992)	—
Net earnings (loss)	$63,147	$65,680	$(40,472)	$18,784	$(43,992)	$63,147
Comprehensive income (loss)	$45,149	$66,772	$(40,472)	$(306)	$(25,994)	$45,149

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tailored Brands, Inc.

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended August 3, 2019

(in thousands)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$18,957	$204,479	$21,748	$(193,077)	$(18,784)	$33,323

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(13,550)	(21,153)	(4,389)	—	(39,092)
Intercompany activities	—	(192,290)	—	(30,953)	223,243	—
Net cash used in investing activities	—	(205,840)	(21,153)	(35,342)	223,243	(39,092)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on new term loan	—	(7,120)	—	—	—	(7,120)
Proceeds from asset-based revolving credit facility	—	673,500	—	—	—	673,500
Payments on asset-based revolving credit facility	—	(677,000)	—	—	—	(677,000)
Intercompany activities	—	12,169	—	192,290	(204,459)	—
Cash dividends paid	(18,784)	—	—	—	—	(18,784)
Proceeds from issuance of common stock	879	—	—	—	—	879
Tax payments related to vested deferred stock units	(1,052)	—	—	—	—	(1,052)
Net cash (used in) provided by financing activities	(18,957)	1,549	—	192,290	(204,459)	(29,577)
Effect of exchange rate changes	—	—	—	(609)	—	(609)
Increase (decrease) in cash and cash equivalents	—	188	595	(36,738)	—	(35,955)
Cash and cash equivalents at beginning of period	—	970	1,496	52,965	—	55,431
Cash and cash equivalents at end of period	$—	$1,158	$2,091	$16,227	$—	$19,476

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

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

19. Subsequent Event

On August 15, 2019, our Board of Directors approved and on August 16, 2019, we completed the sale of MWUK Limited, our UK corporate apparel operations conducted by Dimensions, Alexandra, and Yaffy to Project Dart Bidco Limited, pursuant to a Share Purchase Agreement entered into on August 16, 2019.  In addition, we also completed the sale of Twin Hill Acquisition Company, Inc. (“Twin Hill”), to TH Holding Company, pursuant to a Stock Purchase Agreement entered into on August 16, 2019.  The aggregate consideration paid for all of the outstanding equity of MWUK Limited and Twin Hill (collectively, the “corporate apparel business”) was approximately $62 million, subject to certain working capital adjustments. Of the $62 million in total consideration, approximately $56 million was received upon closing and approximately $6 million is deferred to the first quarter of fiscal 2020.  After consideration of initial working capital adjustments, we currently expect to record a pre-tax loss on disposition of the corporate apparel business in the range of $75 million to $85 million during the third quarter of fiscal 2019.

We reviewed the relevant authoritative guidance and determined that the corporate apparel business did not meet the held for sale criteria as of the end of the second quarter of 2019.  Also, we determined that the sale of the corporate apparel business does represent a strategic shift that will have a major effect on our results of operations and, as a result, we expect to present the disposal as discontinued operations in our financial statements beginning in the third quarter of 2019.

The following table provides details on the assets and liabilities of our corporate apparel business as of August 3, 2019 (in thousands):

August 3,
2019
ASSETS
Cash and cash equivalents	$8,255
Accounts receivable, net	33,485
Inventories	99,506
Other current assets	3,234
Property and equipment, net	13,973
Other assets	18,399
Total assets	$176,852

LIABILITIES
Accounts payable	$16,267
Accrued expenses and other current liabilities	11,383
Other liabilities	15,706
Total liabilities	$43,356

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

Our operations are conducted in two reportable segments, retail and corporate apparel, based on the way we manage, evaluate and internally report our business activities.  Please see Note 16 of Notes to Condensed Consolidated Financial Statements and the discussion included in "Results of Operations" below for additional information and disclosures regarding our reportable segments.  In addition, please see Note 19 of Notes to the Condensed Consolidated Financial Statements for information concerning the divestiture of our corporate apparel business on August 16, 2019.

Second Quarter Discussion

During the second quarter of 2019, comparable sales were negative as the retail environment remains challenging including traffic headwinds and macroeconomic concerns.  However, we are seeing early customer response, which gives us confidence that unleashing the potential for this business to generate healthy positive comparable sales lies in our transformational strategies of providing personalized products and services, inspiring and seamless experiences in and across every channel, and brands that stand for more than just price.

After extensive review, on September 11, 2019, the Company announced its Board of Directors (the “Board”) approved an update to the Company’s capital allocation policy.  Effective in the fourth quarter of 2019, our quarterly cash dividend will be suspended and redeployed for accelerated debt reduction and share repurchases.  Suspending the quarterly cash dividend of $0.18 per share is expected to make available approximately $36.5 million of cash on an annualized basis.  At August 3, 2019, the remaining balance available for share repurchases under the Board's 2013 authorization was $48.0 million.

Key operating metrics for the quarter ended August 3, 2019 include:

●	Net sales decreased 4.1% primarily due to a decrease in retail segment comparable sales.
●	Comparable sales decreased 4.3% at Men’s Wearhouse, 3.3% at Jos. A. Bank, 1.3% at K&G and 2.5% at Moores. Overall, comparable sales for our retail segment decreased 3.6%.
●	Operating income was $60.6 million for the second quarter of 2019 compared to operating income of $88.0 million in the second quarter of 2018.
●	Diluted earnings per share were $0.68 for the second quarter of 2019 compared to diluted earnings per share of $0.97 in the second quarter of 2018.

Key liquidity metrics for the six months ended August 3, 2019 include:

●	Cash and cash equivalents at the end of the second quarter of 2019 were $19.5 million, a decrease of $48.7 million compared to the end of the second quarter of 2018 primarily due to the decrease in sales and the use of cash on hand for costs related to our multi-year cost savings and operational excellence programs and debt reduction.
●	Cash provided by operating activities was $33.3 million for the first six months of 2019 compared to $198.0 million for the first six months of 2018. The decrease was primarily driven by lower net earnings after adjusting for non-cash items, an increase in inventories primarily driven by higher levels of raw materials including fabric in support of basic, replenishment product as well as timing fluctuations in accounts payable, accrued liabilities and other current liabilities.
●	Capital expenditures were $39.1 million for the first six months of 2019 compared to $24.6 million for the first six months of 2018.
●	We had $45.0 million of borrowings outstanding on our revolving credit facility as of August 3, 2019.
●	Dividends paid totaled $18.8 million for the first six months of 2019.

Items Affecting Comparability of Results

The following table depicts the effect on pretax income for certain items that have impacted the comparability of our results in 2019 and 2018 (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	August 3,	August 4,	August 3,	August 4,
	2019	2018	2019	2018
Costs related to multi-year cost savings and operational excellence programs (1)	$11.3	$—	15.7	—
Divestiture of corporate apparel business (2)	(0.9)	—	(0.9)	—
Loss on extinguishment of debt (3)	—	8.1	—	20.0
Closure of rental product distribution center (4)	—	4.4	—	4.4
Loss on divestiture of MW Cleaners (5)	—	0.2	—	3.8
Total (6)	$10.4	$12.7	$14.8	$28.2
(1)	For the three months ended August 3, 2019, consists of $6.1 million in consulting costs, $2.9 million of rental product write-offs related to the closure of a distribution center in Canada, $2.2 million in severance costs and $0.1 million in lease termination costs. For the six months ended August 3, 2019, consists of $9.1 million in consulting costs, $3.3 million in severance costs, $2.9 million of rental product write-offs related to the closure of a distribution center in Canada and $0.4 million in lease termination costs.
(2)	For the three and six months ended August 3, 2019, consists of a $1.3 million favorable adjustment related to a derivative instrument offset by $0.4 million in transaction costs.
(3)	For the three months ended August 4, 2018, consists of $8.1 million related to the partial redemption of our Senior Notes. For the six months ended August 4, 2018, consists of $11.9 million related to the refinancing of our Term Loan and $8.1 million related to the partial redemption of our Senior Notes. Please see Note 4 to the condensed consolidated financial statements for additional information.
(4)	For the three and six months ended August 4, 2018, consists of $4.0 million of rental product write-offs, $0.2 million of accelerated depreciation and $0.2 million of severance costs.
(5)	Please see Note 2 to the condensed consolidated financial statements for additional information.
(6)	For the three months ended August 3, 2019, $2.9 million is included in cost of sales and $7.5 million is included in selling, general and administrative expenses ("SG&A"). For the six months ended August 3, 2019, $3.1 is included in cost of sales and $11.7 million is included in SG&A. For the three months ended August 4, 2018, $4.0 million is included in cost of sales, $0.6 million is included in SG&A and $8.1 million is included in loss on extinguishment of debt. For the six months ended August 4, 2018, $4.0 million is included in cost of sales, $4.2 million is included in SG&A and $20.0 million is included in loss on extinguishment of debt.

Update on 2019 Initiatives

As discussed above, during the second quarter of 2019, we have remained focused on initiatives to address three customer needs: delivering personalized products and services, creating inspiring and seamless experiences in and across every channel and building brands that stand for something more than just price.  Addressing these areas are essential elements of our growth strategies and will require incremental investments in people, analytics and technology.

Also, we have completed the first phase of a comprehensive review of our operations including an assessment of SG&A expenses and business processes across the organization to identify cost savings opportunities.  We are moving forward on several initiatives that we believe will generate cost savings in the latter half of fiscal 2019.  However, many of the identified opportunities require additional testing and review to ensure we continue to deliver a superior customer experience and, therefore, we have developed a timeline to complete our testing later in 2019.

Store Data

The following table presents information with respect to retail apparel stores in operation during each of the respective fiscal periods:

	For the Three Months Ended		For the Six Months Ended		For the Year Ended
	August 3,	August 4,	August 3,	August 4,	February 2,
	2019	2018	2019	2018	2019

Open at beginning of period:	1,462	1,476	1,464	1,477	1,477
Opened	1	—	1	1	3
Closed	(8)	(7)	(10)	(9)	(16)
Open at end of the period	1,455	1,469	1,455	1,469	1,464

Men’s Wearhouse(1)	720	719	720	719	720
Men’s Wearhouse and Tux	45	49	45	49	46
Jos. A. Bank (2)	476	487	476	487	484
K&G	88	88	88	88	88
Moores	126	126	126	126	126
	1,455	1,469	1,455	1,469	1,464
(1)	Includes one Joseph Abboud store.
(2)	Excludes franchise stores.

During the second quarter of 2019, we opened one Men’s Wearhouse store and closed eight stores (six Jos. A. Bank stores, one Men’s Wearhouse store and one Men’s Wearhouse and Tux store).

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

Results of Operations

For the Three Months Ended August 3, 2019 Compared to the Three Months Ended August 4, 2018

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	For the Three Months Ended(1)
	August 3,	August 4,
	2019	2018
Net sales:
Retail clothing product	73.6%	73.6%
Rental services	15.2	15.2
Alteration and other services	4.4	4.5
Total retail sales	93.2	93.3
Corporate apparel clothing product	6.8	6.7
Total net sales	100.0%	100.0%
Cost of sales(2):
Retail clothing product	44.6	42.8
Rental services	16.4	15.5
Alteration and other services	96.3	91.1
Occupancy costs	14.2	13.3
Total retail cost of sales	56.6	53.9
Corporate apparel clothing product	72.6	73.2
Total cost of sales	57.7	55.2
Gross margin(2):
Retail clothing product	55.4	57.2
Rental services	83.6	84.5
Alteration and other services	3.7	8.9
Occupancy costs	(14.2)	(13.3)
Total retail gross margin	43.4	46.1
Corporate apparel clothing product	27.4	26.8
Total gross margin	42.3	44.8
Advertising expense	4.2	4.7
Selling, general and administrative expenses	30.4	29.4
Operating income	7.7	10.7
Interest income	0.0	0.0
Interest expense	(2.3)	(2.5)
Loss on extinguishment of debt, net	—	(1.0)
Earnings before income taxes	5.4	7.2
Provision for income taxes	1.0	1.2
Net earnings	4.3%	6.0%
(1)	Percentage line items may not sum to totals due to the effect of rounding.
(2)	Calculated as a percentage of related sales.

Net Sales

Total net sales decreased $33.9 million, or 4.1%, to $789.5 million for the second quarter of 2019 as compared to the second quarter of 2018.

Total retail sales decreased $31.8 million, or 4.1%, to $736.1 million for the second quarter of 2019 as compared to the second quarter of 2018 primarily due to a $24.9 million decrease in clothing product sales, driven by a decrease in comparable sales at all of our retail brands, a $4.8 million decrease in rental service revenues primarily reflecting the continuing trend to purchase suits for special occasions, and a $2.1 million decrease in alteration and other services revenues. The decrease in total retail sales is further described below:

(in millions)	Amount Attributed to
$(18.0)	4.3% decrease in comparable sales at Men's Wearhouse.
(5.2)	3.3% decrease in comparable sales at Jos. A. Bank.
(1.0)	1.3% decrease in comparable sales at K&G.
(1.6)	2.5% decrease in comparable sales at Moores(1).
(0.7)	Decrease in non-comparable sales.
(1.2)	Decrease in net sales resulting from change in U.S./Canadian dollar exchange rate.
(4.1)	Other (primarily decrease in alteration revenues).
$(31.8)	Decrease in total retail sales.
(1)	Comparable sales percentages for Moores are calculated using Canadian dollars.

Comparable sales is defined as net sales from stores open at least twelve months at period end, excluding stores where the square footage has changed by more than 25% within the past year, and includes e-commerce sales. We operate our business using an omni-channel approach and do not differentiate e-commerce sales from our other channels.

The decrease in comparable sales at Men's Wearhouse resulted from decreases in transactions for clothing, average unit retail (net selling price) and units per transaction. Rental service comparable sales at Men’s Wearhouse decreased 3.1%, primarily reflecting the continuing trend to purchase suits for special occasions. The decrease at Jos. A. Bank resulted primarily from a decrease in average unit retail partially offset by an increase in both transactions and units per transaction.  The decrease at K&G resulted primarily from a decrease in both units per transaction and transactions partially offset by an increase in average unit retail. The decrease at Moores resulted primarily from a decrease in both transactions and average unit retail partially offset by an increase in units per transaction.

Total corporate apparel clothing product sales decreased $2.2 million for the second quarter of 2019 as compared to the second quarter of 2018 primarily due to the impact of a weaker British pound this year compared to last year of approximately $2.1 million.

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

Our total gross margin decreased $35.2 million, or 9.5%, to $333.7 million in the second quarter of 2019 as compared to the second quarter of 2018 primarily as a result of lower sales.  Total retail segment gross margin decreased $34.9 million, or 9.9%, in the second quarter of 2019 compared to same period last year.

For the retail segment, total gross margin as a percentage of related sales decreased to 43.4% in the second quarter of 2019 from 46.1% in the second quarter of 2018 primarily due to increased promotional activities and deleveraging of occupancy costs as a percent of sales.

Occupancy costs, which includes store related operating lease costs, utilities, repairs and maintenance, security, property taxes and depreciation, increased $2.8 million primarily due to increased lease costs and the impact of store refreshes and other enhancements of our store fleet. Occupancy costs as a percentage of retail sales increased to 14.2% in the second quarter of 2019 as compared to 13.3% in the second quarter of 2018.

Corporate apparel gross margin decreased $0.3 million, or 2.0%, to $14.6 million for the second quarter of 2019 compared to the second quarter of 2018.  For the corporate apparel segment, total gross margin as a percentage of related sales increased to 27.4% in the second quarter of 2019 from 26.8% in the second quarter of 2018.

Advertising Expense

Advertising expense decreased to $33.2 million in the second quarter of 2019 from $38.7 million in the second quarter of 2018, a decrease of $5.5 million, or 14.2%.  The decrease in advertising expense was primarily driven by reductions in television advertising reflecting a shift to digital advertising as well as the timing of marketing spend.  As a percentage of total net sales, advertising expense decreased to 4.2% in the second quarter of 2019 from 4.7% in the second quarter of 2018.

Selling, General and Administrative Expenses

SG&A expenses decreased to $240.0 million in the second quarter of 2019 from $242.3 million in the second quarter of 2018, a decrease of $2.3 million, or 0.9%.  As a percentage of total net sales, these expenses increased to 30.4% in the second quarter of 2019 from 29.4% in the second quarter of 2018 primarily due to deleveraging from lower sales. The components of this 1.0% increase in SG&A expenses as a percentage of total net sales and the related dollar changes were as follows:

%	in millions	Attributed to
0.9	$6.9

For the second quarter of 2019, we incurred certain costs that impact the comparability of our results totaling $7.5 million. These costs consisted of $8.4 million related to our multi-year cost savings and operational excellence programs offset by a $0.9 million net favorable adjustment primarily related to a derivative instrument entered into for our corporate apparel business. For the second quarter of 2018, these costs consisted of $0.4 million related to the closure of a rental product distribution center and a $0.2 million unfavorable final working capital adjustment related to the divestiture of our MW Cleaners business. As a percentage of sales, these costs increased to 1.0% in the second quarter of 2019 from 0.1% in the second quarter of 2018.

0.1	(3.3)

Store salaries decreased $3.3 million and increased as a percentage of sales to 12.4% in the second quarter of 2019 from 12.3% in the second quarter of 2018 primarily due to deleveraging from lower sales.

—	(5.9)

Other SG&A expenses decreased $5.9 million primarily due to lower incentive and share-based compensation costs. As a percentage of sales, other SG&A expenses were flat at 16.9% in the second quarter of 2019 compared to the second quarter of 2018.

1.0	$(2.3)	Total

In the retail segment, SG&A expenses decreased $4.6 million primarily due to lower store salaries and lower incentive and share-based compensation costs.  As a percentage of related net sales, SG&A expenses increased to 24.0% in the second quarter of 2019 from 23.6% in the second quarter of 2018 due to deleveraging from lower sales.

In the corporate apparel segment, SG&A expenses decreased $0.3 million.  As a percentage of related net sales, SG&A expenses increased to 24.6% in the second quarter of 2019 from 24.1% in the second quarter of 2018.

Shared service expenses represent costs not specifically related to the operations of our business segments and are included in SG&A.  Shared service expenses increased $2.6 million primarily related to costs for our multi-year cost savings and operational programs partially offset by lower incentive and share-based compensation costs.  As a percentage of total net sales, SG&A expenses increased to 6.3% in the second quarter of 2019 from 5.7% in the second quarter of 2018.

Net Loss on Extinguishment of Debt

There was no net loss on extinguishment of debt for the second quarter of 2019.  For the second quarter of 2018, the net loss on extinguishment of debt was $8.1 million and consisted of a $6.1 million loss upon repurchase and the elimination of unamortized deferred financing costs of $2.0 million.

Provision for Income Tax

Our effective income tax rate increased to 19.4% for the second quarter of 2019 from 16.7% for the second quarter of 2018 primarily due to the release of $3.1 million of state valuation allowances in the second quarter of 2018.

For the second quarters of 2019 and 2018, the statutory tax rates in U.S., Canada, UK and Hong Kong were approximately 21%, 26%, 19% and 16.5%, respectively. For the second quarters of 2019 and 2018, tax expense for our operations in foreign jurisdictions totaled $1.2 million and $3.4 million, respectively.

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

Net Earnings

Net earnings were $34.3 million for the second quarter of 2019 compared with net earnings of $49.2 million for the second quarter of 2018.

For the Six Months Ended August 3, 2019 Compared to the Six Months Ended August 4, 2018

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	For the Six Months Ended(1)
	August 3,	August 4,
	2019	2018
Net sales:
Retail clothing product	74.8%	74.3%
Rental services	13.6	13.7
Alteration and other services	4.5	4.8
Total retail sales	93.0	92.8
Corporate apparel clothing product	7.0	7.2
Total net sales	100.0%	100.0%
Cost of sales(2):
Retail clothing product	44.9	43.9
Rental services	15.3	15.1
Alteration and other services	94.9	87.1
Occupancy costs	14.3	13.3
Total retail cost of sales	57.2	55.2
Corporate apparel clothing product	73.0	73.6
Total cost of sales	58.3	56.5
Gross margin(2):
Retail clothing product	55.1	56.1
Rental services	84.7	84.9
Alteration and other services	5.1	12.9
Occupancy costs	(14.3)	(13.3)
Total retail gross margin	42.8	44.8
Corporate apparel clothing product	27.0	26.4
Total gross margin	41.7	43.5
Advertising expense	5.0	4.9
Selling, general and administrative expenses	30.9	30.1
Operating income	5.8	8.6
Interest income	0.0	0.0
Interest expense	(2.4)	(2.6)
Loss on extinguishment of debt, net	—	(1.3)
Earnings before income taxes	3.5	4.7
Provision for income taxes	0.8	0.9
Net earnings	2.6%	3.8%
(1)	Percentage line items may not sum to totals due to the effect of rounding.
(2)	Calculated as a percentage of related sales.

Net Sales

Total net sales decreased $70.5 million, or 4.3%, to $1,570.9 million for the first six months of 2019 as compared to the first six months of 2018.

Total retail sales decreased $62.0 million, or 4.1%, to $1,460.8 million for the first six months of 2019 as compared to the first six months of 2018 due to a $43.8 million decrease in clothing product sales primarily due to a decrease in comparable sales, an $11.3 million decrease in rental services revenue primarily reflecting a consumer shift to purchase suits for special occasions and a $6.9 million decrease in alteration and other services revenues. The decrease in total retail sales is further described below:

(in millions)	Amount Attributed to
$(37.1)	4.4% decrease in comparable sales at Men's Wearhouse.
(6.3)	2.0% decrease in comparable sales at Jos. A. Bank.
(1.4)	0.9% decrease in comparable sales at K&G.
(3.5)	3.4% decrease in comparable sales at Moores(1).
(3.0)	Decrease in non-comparable sales.
(3.1)	Decrease in net sales resulting from change in U.S./Canadian dollar exchange rate.
(7.6)	Other (primarily resulting from a decrease in alterations revenue and the divestiture of MW Cleaners).
$(62.0)	Decrease in total retail sales.
(1)	Comparable sales percentages for Moores are calculated using Canadian dollars.

Comparable sales is defined as net sales from stores open at least twelve months at period end, excluding stores where the square footage has changed by more than 25% within the past year, and includes e-commerce sales. We operate our business using an omni-channel approach and do not differentiate e-commerce sales from our other channels.

The decrease in comparable sales at Men's Wearhouse resulted primarily from a decrease in both transactions for clothing and units per transaction partially offset by a slight increase in average unit retail. At Men's Wearhouse, rental service comparable sales decreased 4.4% primarily reflecting a consumer shift to purchase suits for special occasions. The decrease at Jos. A. Bank resulted primarily from a decrease in average unit retail partially offset by an increase in transactions, while units per transaction were flat. The decrease at K&G resulted from a decrease in both units per transaction and transactions partially offset by an increase in average unit retail. The decrease at Moores resulted from a decrease in transactions and units per transaction partially offset by an increase in average unit retail.

Total corporate apparel clothing product sales decreased $8.6 million for the first six months of 2019 as compared to the first six months of 2018 primarily due to a weaker British pound this year compared to last year of approximately $5.3 million as well as lower replenishment demand in the U.S.

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

Our total gross margin decreased $59.8 million, or 8.4%, to $654.3 million in the first six months of 2019 as compared to the first six months of 2018 as a result of lower sales. Total retail segment gross margin decreased $58.2 million, or 8.5%, in the first six months of 2019 compared to the same period last year.

For the retail segment, total gross margin as a percentage of retail sales decreased to 42.8% in the first six months of 2019 from 44.8% in the first six months of 2018 primarily due to increased promotional activities and deleveraging of occupancy costs as a percent of sales.

Occupancy costs, which includes store related operating lease costs, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, increased $5.5 million primarily due to increased lease costs and the impact of store refreshes and other enhancements of our store fleet. Occupancy costs as a percentage of retail sales increased to 14.3% in the first six months of 2019 from 13.3% in the first six months of 2018.

Corporate apparel gross margin decreased $1.6 million, or 5.2%, in the first six months of 2019 as compared to the first six months of 2018.  For the corporate apparel segment, total gross margin as a percentage of related sales increased to 27.0% in the first six months of 2019 from 26.4% in the first six months of 2018.

Advertising Expense

Advertising expense decreased to $78.2 million in the first six months of 2019 from $79.9 million in the first six months of 2018, a decrease of $1.7 million, or 2.1%.  The decrease in advertising expense was driven primarily by reductions in television advertising reflecting a shift to digital advertising, as well as the timing of marketing spend partially offset by the launch of new brand campaigns for Men’s Wearhouse and Jos. A. Bank and the impact of certain marketing test initiatives. As a percentage of total net sales, advertising expense was 5.0% in the first six months of 2019 compared to 4.9% in the first six months of 2018.

Selling, General and Administrative Expenses

SG&A expenses decreased to $485.2 million in the first six months of 2019 from $493.3 million in the first six months of 2018, a decrease of $8.2 million, or 1.7%.  As a percentage of total net sales, these expenses increased to 30.9% in the first six months of 2019 from 30.1% in the first six months of 2018 primarily due to deleveraging from lower sales. The components of this 0.8% increase in SG&A expenses as a percentage of total net sales and the related dollar changes were as follows:

%	in millions	Attributed to
0.4	$7.5

For the first six months of 2019, we incurred certain costs that impact the comparability of our results totaling $11.7 million. These costs consisted of $12.6 million related to our multi-year cost savings and operational excellence programs offset by a $0.9 million net favorable adjustment primarily related to a derivative instrument entered into for our corporate apparel business. For the first six months of 2018, these costs totaled $4.2 million including a $3.8 million loss on divestiture of our MW Cleaners business and $0.4 million related to the closure of a rental product distribution center. As a percentage of sales, these costs increased to 0.7% in the first six months of 2019 from 0.3% in the first six months of 2018.

0.4	(3.6)

Store salaries decreased $3.6 million and increased as a percentage of sales to 12.8% in the first six months of 2019 from 12.4% in the first six months of 2018 primarily due to deleveraging from lower sales.

—	(12.1)

Other SG&A expenses decreased $12.1 million primarily due to lower incentive and share-based compensation costs as well as lower employee-related benefit and travel and entertainment costs. As a percentage of sales, other SG&A expenses were flat at 17.4% in the first six months of 2019 and 2018.

0.8	$(8.2)	Total

In the retail segment, SG&A expenses decreased $11.3 million primarily due to lower incentive and share-based compensation costs as well as lower employee-related benefit and travel and entertainment costs.  As a percentage of related net sales, SG&A expenses increased to 24.6% in the first six months of 2019 from 24.3% in the first six months of 2018 due to deleveraging from lower sales.

In the corporate apparel segment, SG&A expenses decreased $0.5 million.  As a percentage of related net sales, SG&A expenses increased to 24.8% in the first six months of 2019 from 23.5% in the first six months of 2018.

Shared service expenses represent costs not specifically related to the operations of our business segments and are included in SG&A.  Shared service expenses increased $3.6 million primarily related to costs for our multi-year cost savings and operational programs partially offset by lower incentive and share-based compensation costs.  As a percentage of total net sales, SG&A expenses increased to 6.3% in the first six months of 2019 from 5.8% in the first six months of 2018.

Net Loss on Extinguishment of Debt

There was no net loss on extinguishment of debt in the first six months of 2019.  The $20.8 million net loss on extinguishment of debt in the first six months of 2018 consists of the elimination of unamortized deferred financing costs and OID related to the refinancing and repricing of our Term Loan totaling $11.9 million and an $8.9 million loss on extinguishment related to our Senior Notes.

Provision for Income Tax

Our effective income tax rate increased to 23.6% for the first six months of 2019 from 18.4% for the first six months of 2018 primarily due to an increase in the discrete tax expense related to the net excess shortfalls from share-based awards vesting in the first six months of 2019.

For the first six months of 2019 and 2018, the statutory tax rates in U.S., Canada, UK and Hong Kong were approximately 21%, 26%, 19% and 16.5%, respectively. For the first six months of 2019 and 2018, tax expense for our operations in foreign jurisdictions totaled $3.6 million and $5.4 million, respectively.

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

Net Earnings

Net earnings were $41.4 million for the first six months of 2019 compared with net earnings of $63.1 million for the first six months of 2018.

Liquidity and Capital Resources

Our primary sources of working capital are cash flows from operations and available borrowings under our revolving credit agreement, as described below.  The following table provides details on our cash and cash equivalents and working capital position as of August 3, 2019, August 4, 2018 and February 2, 2019:

	August 3,	August 4,	February 2,
	2019	2018	2019
Cash and cash equivalents	$19,476	$68,215	$55,431
Working capital	$312,828	$532,356	$491,047

The decrease in working capital from August 3, 2019 compared to February 2, 2019 is primarily due to the adoption of new accounting guidance related to leases, specifically the current portion of operating lease liabilities which totals $185.8 million as of August 3, 2019.  Please see Note 12 of the Notes to the Condensed Consolidated Financial Statements for additional information.

In 2014, The Men's Wearhouse entered into a term loan credit agreement that provided for a senior secured term loan in the aggregate principal amount of $1.1 billion (the "Original Term Loan") and a $500.0 million asset-based revolving credit agreement (the "ABL Facility", and together with the Original Term Loan, the "Credit Facilities") with certain of our U.S. subsidiaries and Moores the Suit People, one of our Canadian subsidiaries, as co-borrowers. Proceeds from the Original Term Loan were reduced by an $11.0 million OID, which was presented as a reduction of the outstanding balance on the Original Term Loan on the balance sheet and was to be amortized to interest expense over the contractual life of the Original Term Loan. In addition, in 2014, The Men's Wearhouse issued $600.0 million in aggregate principal amount of 7.00% Senior Notes due 2022 (the "Senior Notes").

In October 2017, The Men’s Wearhouse amended the ABL Facility in part to increase the principal amount available to $550.0 million and extend the maturity date to October 2022.  In April 2018, The Men’s Wearhouse refinanced its Original Term Loan, and in October 2018, amended its term loan to reduce the interest rate margin.  See Credit Facilities section below for additional information.

The Credit Facilities and the Senior Notes contain customary non-financial and financial covenants, including fixed charge coverage ratios, total leverage ratios and secured leverage ratios.  Should our total leverage ratio and secured leverage ratio exceed certain thresholds specified in the agreements, we would be subject to certain additional restrictions, including limitations on our ability to make significant acquisitions and incur additional indebtedness. As of August 3, 2019, our total leverage ratio is below the maximum specified in the agreements, however, our secured leverage ratio is above the maximum level.  As a result, we are now subject to additional restrictions, primarily related to the size of any incremental term loan facilities being limited to a maximum of $250 million.  In addition, as a result of the refinancing of our Original Term Loan and amending of our ABL Facility, our ability to pay dividends on our common stock has increased from a maximum of $10.0 million per quarter to a maximum of $15.0 million per quarter.

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

The interest rate on the New Term Loan is based on 1-month LIBOR, which was 2.23% at August 3, 2019, plus the applicable margin of 3.25%, resulting in a total interest rate of 5.48%.  We have two interest rate swap agreements where the variable rates due under the New Term Loan have been exchanged for a fixed rate, including an interest rate swap entered into during June 2018.  At August 3, 2019, the total notional amount under these interest rate swaps is $710.0 million.  Please see Note 15 for additional information on our interest rate swaps.

As a result of our interest rate swaps, 80% of the variable interest rate under the New Term Loan has been converted to a fixed rate and, as of August 3, 2019, the New Term Loan had a weighted average interest rate of 5.73%.

In October 2017, we amended our ABL Facility, which now provides for a senior secured revolving credit facility of $550.0 million, with possible future increases to $650.0 million under an expansion feature, that matures in October 2022, and is guaranteed, jointly and severally, by Tailored Brands, Inc. and certain of our U.S. subsidiaries. The ABL Facility has several borrowing and interest rate options including the following indices:  (i) adjusted LIBOR, (ii) Canadian Dollar Offered Rate ("CDOR") rate, (iii) Canadian prime rate or (iv) an alternate base rate (equal to the greater of the prime rate, the New York Federal Reserve Bank (“NYFRB”) rate plus 0.5% or adjusted LIBOR for a one-month interest period plus 1.0%). Advances under the ABL Facility bear interest at a rate per annum using the applicable indices plus a varying interest rate margin of up to 1.75%.  The ABL Facility also provides for fees applicable to amounts available to be drawn under outstanding letters of credit which range from 1.25% to 1.75%, and a fee on unused commitments of 0.25%.  As of August 3, 2019, $45.0 million in borrowings were outstanding under the ABL Facility at a weighted average interest rate of approximately 3.7%.

We utilize letters of credit primarily as collateral for workers compensation claims and to secure inventory purchases.  At August 3, 2019, letters of credit totaling approximately $29.2 million were issued and outstanding. Borrowings available under the ABL Facility as of August 3, 2019 were $401.9 million.

The obligations under the Credit Facilities are secured on a senior basis by a first priority lien on substantially all of the assets of the Company, The Men’s Wearhouse and its U.S. subsidiaries and, in the case of the ABL Facility, Moores The Suit People. The Credit Facilities and the related guarantees and security interests granted thereunder are senior secured obligations of, and will rank equally with all present and future senior indebtedness of the Company, the co-borrowers and the respective guarantors.

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

Cash Flow Activities

Operating activities — Net cash provided by operating activities was $33.3 million and $198.0 million for the first six months of 2019 and 2018, respectively.  The $164.7 million decrease was driven by lower net earnings, after adjusting for certain non-cash items primarily related to last year’s extinguishment of debt, an increase in inventories, and fluctuations in accounts payable, accrued expenses and other current liabilities primarily due to timing.  The increase in inventories was primarily driven by higher levels of raw materials, including fabric in support of basic, replenishment product.

Investing activities — Net cash used in investing activities was $39.1 million and $6.9 million for the first six months of 2019 and 2018, respectively. The $32.2 million increase was primarily driven by $17.8 million of net proceeds from the divestiture of MW Cleaners and an increase in capital expenditures resulting from projects that shifted from fiscal 2018 to fiscal 2019.

Financing activities — Net cash used in financing activities was $29.6 million and $224.1 million for the first six months of 2019 and 2018, respectively.  The $194.5 million decrease primarily reflects the impact of a reduction in debt repayments this year compared to last year.

Dividends — Cash dividends paid were $18.8 million and $18.7 million for the first six months of 2019 and 2018, respectively.  During each of the quarters ended August 3, 2019 and August 4, 2018, we declared quarterly dividends of $0.18 per share.

Share repurchase program — In March 2013, the Board approved a share repurchase program for our common stock.  At August 3, 2019, the remaining balance available under the Board's authorization was $48.0 million.  During the first six months of 2019 and 2018, no shares were repurchased in open market transactions under the Board's authorization.

Capital allocation policy update — After extensive review, on September 11, 2019, the Company announced its Board approved an update to the Company’s capital allocation policy.  Effective in the fourth quarter of 2019, our quarterly cash dividend will be suspended and redeployed for accelerated debt reduction and share repurchases.  Suspending the quarterly cash dividend of $0.18 per share is expected to make available approximately $36.5 million on an annualized basis.

Future Sources and Uses of Cash

Our primary uses of cash are to finance working capital requirements of our operations and to repay our indebtedness.  In addition, we will use cash to fund capital expenditures, income taxes, operating leases, share repurchases and various other commitments and obligations, as they arise.

During the first six months of 2019, we borrowed and repaid amounts under our ABL Facility with the maximum borrowing outstanding at any point in time totaling $100.0 million.

Although we have not provided a full year outlook for capital expenditures in fiscal 2019, we continue to expect a moderate increase in capital expenditures compared to fiscal 2018. Capital expenditures will include costs for store refreshes and other enhancements of our store fleet, investments in technology, and investment in other corporate assets.

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

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires the appropriate application of accounting policies in accordance with generally accepted accounting principles.  In many instances, this also requires management to make estimates and assumptions about future events that affect the amounts and disclosures included in our financial statements.  We base our estimates on historical experience and various assumptions that we believe are reasonable under our current business model.  However, because future events and conditions and their effects cannot be determined with certainty, actual results will differ from our estimates and such differences could be material to our financial statements.  Other than the adoption of the new lease accounting standard as discussed in Note 12 of the Notes to the Condensed Consolidated Financial Statements, there have been no significant changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019 except as described below:

Goodwill and Other Indefinite-Lived Intangible Assets

As of August 3, 2019, goodwill totaled $79.3 million, with $58.3 million allocated to our Men’s Wearhouse reporting unit and $21.0 million allocated to our Moores reporting unit.  Goodwill is evaluated for impairment at least annually. A more frequent evaluation is performed if events or circumstances indicate that impairment could have occurred. Such events or circumstances could include, but are not limited to, new significant negative industry or economic trends, unanticipated changes in the competitive environment, decisions to significantly modify or dispose of operations and a significant sustained decline in the market price of our stock.  We evaluated the recent decline in the market price of our stock and concluded it was not more likely than not that the fair value of our reporting units decreased below their carrying values.  As such, there was no interim impairment evaluation that was considered necessary during the first six months of 2019.

If the current market price of our stock further decreases or does not increase from current levels in the near future, or if other events or circumstances change that would more likely than not reduce the fair value of our reporting units below their respective carrying values, all or a portion of our goodwill may be impaired in future periods and such an impairment charge could have a material effect on our results of operations and financial condition.

In addition, our indefinite-lived intangible assets are not subject to amortization but are reviewed at least annually for impairment, or more frequently, if events or circumstances indicate that impairment could have occurred.  We estimate the fair values of these intangible assets based on an income approach using the relief-from-royalty method.  This approach is dependent upon a number of factors, including estimates of future growth and trends, royalty rates, discount rates and other variables.  If events or circumstances change that would more likely than not reduce the fair value of our indefinite-lived intangible assets below their respective carrying values, we may be required to record an impairment charge, which could have a material effect on our results of operations and financial condition.

Other Matters

During 2018, the U.S. imposed tariffs on certain goods imported from China and expressed a willingness to impose further tariffs on additional goods imported from China.  For tariffs enacted through the second quarter of 2019, we believe the impact has been immaterial to our results of operations.  Additionally, on August 1, 2019, the U.S. announced tariffs on other categories of U.S. imports from China that became effective on September 1, 2019.  We believe that we have mitigated the risk associated with tariffs primarily by reducing the penetration of Chinese-made direct-sourced product and through negotiations with certain vendors for production that remains in China. As a result, currently, we believe that existing tariffs on goods imported from China will have a minimal impact on our results of operations for fiscal 2019.

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

As discussed in Note 4 and Note 15 of the Notes to the Condensed Consolidated Financial Statements, we have undertaken steps to mitigate our exposure to changes in interest rates on our New Term Loan.  As of August 3, 2019, 80% of the variable interest rate under the New Term Loan has been converted to a fixed rate.  At August 3, 2019, the effect of one percentage point change in interest rates would result in an approximate $1.7 million change in annual interest expense on our New Term Loan.

In addition, borrowings under our ABL Facility bear a floating rate of interest.  As of August 3, 2019, the outstanding borrowings under the ABL Facility were $45.0 million.  At August 3, 2019, the effect of a one percentage point change in interest rates would result in an approximate $0.5 million change in annual interest expense on our ABL borrowings.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the fiscal second quarter ended August 3, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The following financial information from Tailored Brands, Inc.’s Quarterly Report on Form 10-Q for the three and six months ended August 3, 2019 formatted in iXBRL (Inline eXtensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income; (iv) the Condensed Consolidated Statements of Shareholders’ (Deficit) Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

104	—	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2019, formatted in Inline XBRL (included within Exhibit 101).
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

Dated: September 12, 2019	TAILORED BRANDS, INC.

	By	/s/ JACK P. CALANDRA
Jack P. Calandra
Executive Vice President, Chief Financial Officer and Treasurer