Form 10-Q
period 2019-11-02
TAILORED BRANDS INC
filed 2019-12-12
CIK 884217

not

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2019 or

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

The number of shares of common stock of the Registrant, par value $.01 per share, outstanding at November 29, 2019 was 48,422,534.

REPORT INDEX

Forward-Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q or in other materials we have filed or will file with the Securities and Exchange Commission (“SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995), including, but not limited to, statements regarding our future financial performance and financial condition.  Words such as “expects,” “anticipates,” “envisions,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements.  Forward-looking statements reflect our current views regarding certain events that could affect our financial condition or results of operations and may include, but are not limited to, references to future sales, comparable sales, margins, costs, earnings, number and costs of store openings, closings, remodels, refreshes, relocations and expansions, capital expenditures, potential acquisitions or divestitures, synergies from acquisitions, business strategies, demand for our retail clothing or rental products, economic conditions, market trends in the retail business, currency fluctuations, inflation and various political, legal, regulatory, social, economic and business trends. Forward-looking statements are based upon management’s current beliefs or expectations and are inherently subject to significant business, economic and competitive risks, uncertainties and contingencies and third party approvals, many of which are beyond our control.

Any forward-looking statements that we make herein and in future reports are not guarantees of future performance, and actual results may differ materially from those in such forward-looking statements as a result of various factors. Factors that might cause or contribute to such differences include, but are not limited to: actions or inactions by governmental entities; domestic and international macro-economic conditions; inflation or deflation; the loss of, or changes in, key personnel; success, or lack thereof, in formulating or executing our internal strategies and operating plans including new store and new market expansion plans; cost reduction initiatives and revenue enhancement strategies; changes to our capital allocation policy; changes in demand for our retail clothing or rental products; market trends in the retail or rental business; customer confidence and spending patterns; changes in traffic trends in our stores; customer acceptance of our merchandise strategies, including custom clothing; performance issues with key suppliers; disruptions in our supply chain; severe weather; foreign currency fluctuations; government export and import policies, including the enactment of duties or tariffs; advertising or marketing activities of competitors; the impact of cybersecurity threats or data breaches; legal proceedings and the impact of climate change.

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

PART I — FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	November 2,	November 3,	February 2,
	2019	2018	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,193	$56,293	$32,671
Accounts receivable, net	42,056	34,637	34,686
Inventories	778,342	772,206	724,086
Other current assets	60,778	66,063	66,823
Current assets - discontinued operations	—	165,358	171,376
Total current assets	902,369	1,094,557	1,029,642
PROPERTY AND EQUIPMENT, net	405,000	416,061	424,316
OPERATING LEASE RIGHT-OF-USE ASSETS	908,505	—	—
RENTAL PRODUCT, net	92,785	102,540	99,770
GOODWILL	79,392	79,475	79,491
INTANGIBLE ASSETS, net	146,890	154,144	153,711
OTHER ASSETS	5,450	17,232	8,489
NON-CURRENT ASSETS - DISCONTINUED OPERATIONS	—	25,531	25,071
TOTAL ASSETS	$2,540,391	$1,889,540	$1,820,490
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$210,165	$218,114	$204,775
Accrued expenses and other current liabilities	250,706	290,422	268,698
Current portion of operating lease liabilities	184,422	—	—
Income taxes payable	9,928	12,360	13,478
Current portion of long-term debt	9,000	9,000	11,619
Current liabilities - discontinued operations	—	33,661	40,025
Total current liabilities	664,221	563,557	538,595
LONG-TERM DEBT, net	1,111,732	1,167,906	1,153,242
OPERATING LEASE LIABILITIES	754,956	—	—
DEFERRED TAXES, net AND OTHER LIABILITIES	73,968	144,138	119,545
NON-CURRENT LIABILITIES - DISCONTINUED OPERATIONS	—	4,452	5,477
Total liabilities	2,604,877	1,880,053	1,816,859
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' (DEFICIT) EQUITY:
Preferred stock	—	—	—
Common stock	507	501	501
Capital in excess of par	513,106	501,835	505,157
Accumulated deficit	(534,979)	(464,993)	(468,048)
Accumulated other comprehensive loss	(33,120)	(27,856)	(33,979)
Treasury stock, at cost	(10,000)	—	—
Total shareholders' (deficit) equity	(64,486)	9,487	3,631
TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$2,540,391	$1,889,540	$1,820,490

See Notes to Condensed Consolidated Financial Statements.

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) EARNINGS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net sales:
Retail clothing product	$573,854	$588,447	$1,749,533	$1,807,879
Rental services	120,021	124,697	334,090	350,019
Alteration and other services	35,606	38,597	106,665	116,600
Total net sales	729,481	751,741	2,190,288	2,274,498
Cost of sales:
Retail clothing product	266,481	254,385	794,970	790,565
Rental services	16,041	17,319	48,831	51,342
Alteration and other services	33,151	33,022	100,612	100,949
Occupancy costs	105,780	101,521	314,097	304,312
Total cost of sales	421,453	406,247	1,258,510	1,247,168
Gross margin:
Retail clothing product	307,373	334,062	954,563	1,017,314
Rental services	103,980	107,378	285,259	298,677
Alteration and other services	2,455	5,575	6,053	15,651
Occupancy costs	(105,780)	(101,521)	(314,097)	(304,312)
Total gross margin	308,028	345,494	931,778	1,027,330
Advertising expense	34,031	37,116	111,527	116,241
Selling, general and administrative expenses	228,453	233,100	687,414	698,833
Operating income	45,544	75,278	132,837	212,256
Interest income	147	207	400	414
Interest expense	(17,572)	(18,757)	(54,493)	(61,602)
Loss on extinguishment of debt, net	(77)	(9,420)	(77)	(30,253)
Earnings before income taxes	28,042	47,308	78,667	120,815
Provision for income taxes	254	12,521	14,743	26,018
Net earnings from continuing operations	27,788	34,787	63,924	94,797
Loss from discontinued operations, net of tax	(117,378)	(20,912)	(112,106)	(17,775)
Net (loss) earnings	$(89,590)	$13,875	$(48,182)	$77,022
Net earnings from continuing operations per common share:
Basic	$0.56	$0.70	$1.27	$1.90
Diluted	$0.56	$0.69	$1.27	$1.87
Net loss from discontinued operations per common share:
Basic	$(2.36)	$(0.42)	$(2.23)	$(0.36)
Diluted	$(2.35)	$(0.41)	$(2.23)	$(0.35)
Net (loss) earnings per common share:
Basic	$(1.80)	$0.28	$(0.96)	$1.55
Diluted	$(1.80)	$0.27	$(0.96)	$1.52
Weighted-average common shares outstanding:
Basic	49,803	50,000	50,210	49,766
Diluted	49,905	50,722	50,372	50,764

See Notes to Condensed Consolidated Financial Statements.

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	November 2,	November 3,	November 2,	November 3,
	2019	2018	2019	2018

Net (loss) earnings	$(89,590)	$13,875	$(48,182)	$77,022
Currency translation adjustments	3,223	(4,056)	(5,691)	(26,023)
Unrealized (loss) gain on cash flow hedges, net of tax	(2,656)	4,980	(20,335)	8,949
Release of cumulative foreign currency translation adjustment to loss from discontinued operations	26,885	—	26,885	—
Comprehensive (loss) income	$(62,138)	$14,799	$(47,323)	$59,948

See Notes to Condensed Consolidated Financial Statements.

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

(In thousands)

(Unaudited)

				Accumulated
		Capital		Other	Treasury	Total
	Common	in Excess	Accumulated	Comprehensive	Stock, at	Equity
	Stock	of Par	Deficit	Loss	Cost	(Deficit)
BALANCES — February 2, 2019	$501	$505,157	$(468,048)	$(33,979)	$—	$3,631
Net earnings	—	—	7,142	—	—	7,142
Other comprehensive loss	—	—	—	(7,199)	—	(7,199)
Cumulative adjustment upon ASC 842 adoption (see Note 14)	—	—	(402)	—	—	(402)
Cash dividends — $0.18 per share	—	—	(9,103)	—	—	(9,103)
Share-based compensation	—	2,398	—	—	—	2,398
Common stock issued — 306,505 shares	3	424	—	—	—	427
Tax payments related to vested deferred stock units	—	(940)	—	—	—	(940)
BALANCES — May 4, 2019	$504	$507,039	$(470,411)	$(41,178)	$—	$(4,046)
Net earnings	—	—	34,266	—	—	34,266
Other comprehensive loss	—	—	—	(19,394)	—	(19,394)
Cash dividends — $0.18 per share	—	—	(9,247)	—	—	(9,247)
Share-based compensation	—	2,644	—	—	—	2,644
Common stock issued — 155,210 shares	2	450	—	—	—	452
Tax payments related to vested deferred stock units	—	(112)	—	—	—	(112)
BALANCES — August 3, 2019	$506	$510,021	$(445,392)	$(60,572)	$—	$4,563
Net loss	—	—	(89,590)	—	—	(89,590)
Other comprehensive income	—	—	—	567	—	567
True-up to cash dividends	—	—	3	—	—	3
Release of cumulative foreign currency translation adjustment to loss from discontinued operations	—	—	—	26,885	—	26,885
Share-based compensation	—	2,811	—	—	—	2,811
Common stock issued — 116,839 shares	1	340	—	—	—	341
Tax payments related to vested deferred stock units	—	(66)	—	—	—	(66)
Treasury stock repurchased — 2,336,852 shares	—	—	—	—	(10,000)	(10,000)
BALANCES — November 2, 2019	$507	$513,106	$(534,979)	$(33,120)	$(10,000)	$(64,486)

				Accumulated
		Capital		Other	Treasury	Total
	Common	in Excess	Accumulated	Comprehensive	Stock, at	Equity
	Stock	of Par	Deficit	Loss	Cost	(Deficit)
BALANCES — February 3, 2018	$492	$491,648	$(479,166)	$(10,782)	$—	$2,192
Net earnings	—	—	13,909	—	—	13,909
Other comprehensive loss	—	—	—	(11,343)	—	(11,343)
Cumulative adjustment upon ASC 606 adoption (see Note 6)	—	—	(35,824)	—	—	(35,824)
Cash dividends — $0.18 per share	—	—	(9,360)	—	—	(9,360)
Share-based compensation	—	4,581	—	—	—	4,581
Common stock issued — 445,932 shares	4	3,645	—	—	—	3,649
Tax payments related to vested deferred stock units	—	(5,025)	—	—	—	(5,025)
BALANCES — May 5, 2018	$496	$494,849	$(510,441)	$(22,125)	$—	$(37,221)
Net earnings	—	—	49,238	—	—	49,238
Other comprehensive loss	—	—	—	(6,655)	—	(6,655)
Cash dividends — $0.18 per share	—	—	(9,174)	—	—	(9,174)
Share-based compensation	—	4,835	—	—	—	4,835
Common stock issued — 178,647 shares	2	462	—	—	—	464
Tax payments related to vested deferred stock units	—	(1,476)	—	—	—	(1,476)
BALANCES — August 4, 2018	$498	$498,670	$(470,377)	$(28,780)	$—	$11
Net earnings	—	—	13,875	—	—	13,875
Other comprehensive loss	—	—	—	924	—	924
Cash dividends — $0.18 per share	—	—	(8,491)	—	—	(8,491)
Share-based compensation	—	2,140	—	—	—	2,140
Common stock issued — 183,431 shares	3	2,034	—	—	—	2,037
Tax payments related to vested deferred stock units	—	(1,009)	—	—	—	(1,009)
BALANCES — November 3, 2018	$501	$501,835	$(464,993)	$(27,856)	$—	$9,487

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended
	November 2, 2019	November 3, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings	$(48,182)	$77,022
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	79,394	78,088
Non-cash lease expense	147,602	—
Rental product amortization	29,739	30,720
Goodwill impairment charge	—	23,991
Loss on extinguishment of debt, net	77	30,253
Amortization of deferred financing costs and discount on long-term debt	1,431	2,936
Loss on divestiture of business	82,808	3,766
Loss on release of cumulative foreign currency translation adjustment	26,885	—
Loss on disposition of assets	1,942	4,833
Asset impairment charges	1,185	504
Share-based compensation	7,853	11,555
Deferred tax benefit	(1,540)	(2,956)
Other	67	395
Changes in operating assets and liabilities:
Accounts receivable	1,078	(5,661)
Inventories	(55,116)	(49,739)
Rental product	(25,798)	(14,665)
Other assets	(16,804)	10,560
Accounts payable, accrued expenses and other current liabilities	(13,076)	70,924
Income taxes payable	(5,239)	10,313
Other liabilities	(148,744)	(5,022)
Net cash provided by operating activities	65,562	277,817
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(63,408)	(46,927)
Proceeds from divestiture of business, net	45,034	17,755
Net cash used in investing activities	(18,374)	(29,172)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on original term loan	—	(993,420)
Proceeds from new term loan	—	895,500
Payments on new term loan	(9,370)	(6,750)
Proceeds from asset-based revolving credit facility	1,065,000	465,500
Payments on asset-based revolving credit facility	(1,046,000)	(407,000)
Repurchase and retirement of senior notes	(54,425)	(199,365)
Deferred financing costs	—	(6,713)
Cash dividends paid	(27,938)	(27,833)
Proceeds from issuance of common stock	1,220	6,149
Tax payments related to vested deferred stock units	(1,118)	(7,510)
Repurchases of common stock	(10,000)	—
Net cash used in financing activities	(82,631)	(281,442)
Effect of exchange rate changes	1,205	(2,385)
DECREASE IN CASH AND CASH EQUIVALENTS	(34,238)	(35,182)
Balance at beginning of period	55,431	103,607
Balance at end of period	$21,193	$68,425

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

As discussed in Note 2, during the third quarter of 2019, we completed the sale of our corporate apparel business.    Amounts presented on the condensed consolidated balance sheet and condensed consolidated statements of (loss) earnings for all prior periods related to the corporate apparel business have been reclassified as discontinued operations.  Unless noted otherwise, discussion in these notes to the condensed consolidated financial statements pertain to our continuing operations.

In addition, as a result of this change in our organizational structure, we reassessed our segment reporting presentation.  We determined that the results from our four merchandising brands:  Men’s Wearhouse/Men’s Wearhouse and Tux, Jos. A. Bank, K&G and Moores Clothing for Men (“Moores”) represent separate operating segments that should continue to be aggregated into a reportable segment and, as a result, we have only one reportable segment.  Please see Note 6 for revenue information by brand and by major source.

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

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Discontinued Operations

On August 15, 2019, our Board of Directors approved and on August 16, 2019, we completed the sale of MWUK Limited, our UK corporate apparel operations conducted under the Dimensions, Alexandra, and Yaffy brand names to Project Dart Bidco Limited, pursuant to a Share Purchase Agreement entered into on August 16, 2019.  In addition, we also completed the sale of Twin Hill Acquisition Company, Inc. (“Twin Hill”), our U.S. corporate apparel operation, to TH Holdco Inc., pursuant to a Stock Purchase Agreement entered into on August 16, 2019.  The aggregate consideration for all of the outstanding equity of MWUK Limited and Twin Hill (collectively, the “corporate apparel business”) was approximately $62 million, subject to certain working capital adjustments. After consideration of working capital adjustments and other related items, we received $49.3 million in cash during the third quarter of 2019 and approximately $6.0 million will be received in the first quarter of fiscal 2020.  Prior to its sale, the corporate apparel business was its own reportable segment.

We determined that the sale of the corporate apparel business represents a strategic shift that will have a major effect on our results of operations and, as a result, have reported the disposal as discontinued operations.  We have presented the results of the corporate apparel business including the loss on the sale of the corporate apparel business within loss from discontinued operations, net in the condensed consolidated statement of (loss) earnings for all periods presented.  Certain costs previously allocated to the corporate apparel business for segment reporting purposes do not qualify for classification within discontinued operations and have been reallocated to continuing operations.  In addition, the goodwill impairment charge of $24.0 million recorded during the third quarter of 2018 and related to the corporate apparel business has been reclassified to discontinued operations.

Also, U.S. GAAP requires cumulative foreign currency translation adjustment balances to be released into earnings once the sale or liquidation of the net assets of a foreign entity occurs.  As we have sold the operating entities associated with the corporate apparel business during the third quarter of 2019, we determined the cumulative foreign currency translation adjustment balance totaling $26.9 million should be released to earnings and classified within loss from discontinued operations.

The related assets and liabilities of the corporate apparel business are presented as current and non-current assets and liabilities of discontinued operations in the condensed consolidated balance sheets as of November 3, 2018 and February 2, 2019.  The following table provides details of the carrying amounts of major classes of assets and liabilities related to discontinued operations as of November 3, 2018 and February 2, 2019 (in thousands):

	November 3,	February 2,
	2018	2019
ASSETS
Cash and cash equivalents	$12,132	$22,760
Accounts receivable, net	46,059	38,387
Inventories	102,797	106,340
Other current assets	4,370	3,889
Total current assets	165,358	171,376
Property and equipment, net	14,817	14,856
Other assets	10,714	10,215
Total assets	$190,889	$196,447

LIABILITIES
Accounts payable	$17,844	$24,204
Accrued expenses and other current liabilities	15,817	15,821
Total current liabilities	33,661	40,025
Other liabilities	4,452	5,477
Total liabilities	$38,113	$45,502

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides details of the amounts reflected in loss from discontinued operations, net of tax in the condensed consolidated statements of (loss) earnings for the three and nine months ended November 2, 2019 and November 3, 2018 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net sales	$7,376	$61,006	$117,444	$179,643
Cost of sales	5,507	43,765	85,042	130,112
Selling, general and administrative expenses	2,200	13,427	30,049	41,812
Goodwill impairment charge	—	23,991	—	23,991
Loss on sale of corporate apparel business	83,723	—	82,808	—
Loss on release of cumulative foreign currency translation adjustment	26,885	—	26,885	—
Loss from discontinued operations before taxes	(110,939)	(20,177)	(107,340)	(16,272)
Income tax expense	6,439	735	4,766	1,503
Loss from discontinued operations, net of tax	$(117,378)	$(20,912)	$(112,106)	$(17,775)

The cash flows related to discontinued operations have not been segregated, and are included in the condensed consolidated statement of cash flows.  The following table provides selected information on cash flows related to discontinued operations for the nine months ended November 2, 2019 and November 3, 2018 (in thousands):

	For the Nine Months Ended
	November 2, 2019	November 3, 2018
Depreciation and amortization	$3,102	$4,382
Capital expenditures	2,677	3,198
Significant non-cash operating and investing items:
Goodwill impairment charge	—	23,991
Loss on divestiture of business	82,808	—
Loss on release of cumulative foreign currency translation adjustment	26,885	—
Receivable related to sale of corporate apparel business	$6,048	$—

3. Divestiture of MW Cleaners

On February 28, 2018, we entered into a definitive agreement to divest our MW Cleaners business for approximately $18.0 million, subject to certain adjustments, and the transaction closed on March 3, 2018.  During the first nine months of 2018, we received cash proceeds of $17.8 million and recorded a loss on the divestiture totaling $3.8 million, which is included within selling, general and administrative expenses (“SG&A”) in the condensed consolidated statement of (loss) earnings.

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

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. (Loss) Earnings Per Share

Basic (loss) earnings per common share is computed by dividing net (loss) earnings by the weighted-average common shares outstanding during the period.  Diluted (loss) earnings per common share is calculated using the treasury stock method.  Basic and diluted (loss) earnings per common share are computed using the actual net (loss) earnings and the actual weighted-average common shares outstanding rather than the rounded numbers presented within our condensed consolidated statement of (loss) earnings and the accompanying notes.  As a result, it may not be possible to recalculate (loss) earnings per common share in our condensed consolidated statement of (loss) earnings and the accompanying notes. The following table sets forth the computation of basic and diluted (loss) earnings per common share (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	November 2,	November 3,	November 2,	November 3,
	2019	2018	2019	2018
Numerator
Net earnings from continuing operations	$27,788	$34,787	$63,924	$94,797
Loss from discontinued operations, net of tax	(117,378)	(20,912)	(112,106)	(17,775)
Net (loss) earnings	$(89,590)	$13,875	$(48,182)	$77,022
Denominator
Basic weighted-average common shares outstanding	49,803	50,000	50,210	49,766
Dilutive effect of share-based awards	102	722	162	998
Diluted weighted-average common shares outstanding	49,905	50,722	50,372	50,764

Net earnings from continuing operations per common share:
Basic	$0.56	$0.70	$1.27	$1.90
Diluted	$0.56	$0.69	$1.27	$1.87
Net loss from discontinued operations per common share:
Basic	$(2.36)	$(0.42)	$(2.23)	$(0.36)
Diluted	$(2.35)	$(0.41)	$(2.23)	$(0.35)
Net (loss) earnings per common share:
Basic	$(1.80)	$0.28	$(0.96)	$1.55
Diluted	$(1.80)	$0.27	$(0.96)	$1.52

For the three and nine months ended November 2, 2019, 4.5 million and 3.7 million anti-dilutive shares of common stock were excluded from the calculation of diluted (loss) earnings per common share, respectively. For the three and nine months ended November 3, 2018, 0.8 million and 0.6 million anti-dilutive shares of common stock were excluded from the calculation of diluted (loss) earnings per common share, respectively.

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

The Credit Facilities and the Senior Notes contain customary non-financial and financial covenants, including fixed charge coverage ratios, total leverage ratios and secured leverage ratios.  Should our total leverage ratio and secured leverage ratio exceed certain thresholds specified in the agreements, we would be subject to certain additional restrictions, including limitations on our ability to make significant acquisitions and incur additional indebtedness. As of November 2, 2019, our total leverage ratio is below the maximum specified in the agreements, however, our secured leverage ratio is above the maximum level.  As a result, we are now subject to additional restrictions, primarily related to the size of any incremental term loan facilities being limited to a maximum of $250.0 million. In addition, as a result of the refinancing of our Original Term Loan and amending of our ABL Facility, our ability to pay dividends on our common stock has increased from a maximum of $10.0 million per quarter to a maximum of $15.0 million per quarter.

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

As a result, we refinanced $900.0 million in aggregate principal amount of term loans then outstanding with a new Term Loan totaling $900.0 million (the “New Term Loan”).  Additionally, we may continue to request additional term loans or incremental equivalent debt borrowings, all of which are uncommitted, in an aggregate amount up to the greater of (1) $250.0 million and (2) an aggregate principal amount such that, on a pro forma basis (giving effect to such borrowings), our senior secured leverage ratio will not exceed 2.5 to 1.0.  As noted above, we are currently limited to a maximum of $250.0 million for such incremental borrowings.

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

The New Term Loan bears interest at a rate per annum equal to an applicable margin plus, at the Company’s option, either LIBOR (with a floor of 1.0%) or the base rate (with a floor of 2.0%).  In October 2018, we amended the New Term Loan resulting in a reduction in the interest rate margin of 25 basis points.  As a result of the amendment, the margins for borrowings under the New Term Loan are 3.25% for LIBOR and 2.25% for the base rate and the OID was eliminated.  In connection with the October 2018 amendment of the New Term Loan, we incurred deferred financing costs of $1.1 million, which will be amortized over the life of the New Term Loan using the interest method.  The maturity date for the New Term Loan remains April 9, 2025, and all other material provisions of the New Term Loan remain unchanged.  For the three and nine months ended November 3, 2018, we recorded a loss on extinguishment of debt totaling $9.4 million and $21.3 million, respectively, consisting of the elimination of unamortized deferred financing costs and OID related to the Original Term Loan and refinancing of the New Term Loan.

The interest rate on the New Term Loan is based on 1-month LIBOR, which was 1.77% at November 2, 2019, plus the applicable margin of 3.25%, resulting in a total interest rate of 5.02%.  We have two interest rate swap agreements where the variable rates due under the New Term Loan have been exchanged for a fixed rate. At November 2, 2019, the total

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

notional amount under these interest rate swaps is $705.0 million.  Please see Note 17 for additional information on our interest rate swaps.

As a result of our interest rate swaps, 80% of the variable interest rate under the New Term Loan has been converted to a fixed rate and, as of November 2, 2019, the New Term Loan had a weighted average interest rate of 5.63%.

In October 2017, we amended our ABL Facility, which now provides for a senior secured revolving credit facility of $550.0 million, with possible future increases to $650.0 million under an expansion feature, that matures in October 2022, and is guaranteed, jointly and severally, by Tailored Brands, Inc. and certain of our U.S. subsidiaries. The ABL Facility has several borrowing and interest rate options including the following indices:  (i) adjusted LIBOR, (ii) Canadian Dollar Offered Rate ("CDOR") rate, (iii) Canadian prime rate or (iv) an alternate base rate (equal to the greater of the prime rate, the New York Federal Reserve Bank (“NYFRB”) rate plus 0.5% or adjusted LIBOR for a one-month interest period plus 1.0%). Advances under the ABL Facility bear interest at a rate per annum using the applicable indices plus a varying interest rate margin of up to 1.75%.  The ABL Facility also provides for fees applicable to amounts available to be drawn under outstanding letters of credit which range from 1.25% to 1.75%, and a fee on unused commitments of 0.25%.  As of November 2, 2019, $67.5 million in borrowings were outstanding under the ABL Facility at a weighted average interest rate of approximately 3.5%. During the nine months ended November 2, 2019, the maximum borrowing outstanding under the ABL Facility was $100.0 million.

We utilize letters of credit primarily as collateral for workers compensation claims.  At November 2, 2019, letters of credit totaling approximately $26.7 million were issued and outstanding. Borrowings available under the ABL Facility as of November 2, 2019 were $455.8 million.

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

During the third quarter of 2019, we repurchased and retired $54.8 million in face value of Senior Notes through open market repurchases. As a result, we recorded a net loss on extinguishment totaling $0.1 million, consisting of the elimination of unamortized deferred financing costs totaling $0.5 million partially offset by a $0.4 million gain upon repurchase, which is included as a separate line in the condensed consolidated statement of (loss) earnings.

For the nine months ended November 3, 2018, as a result of the partial redemption of $175.0 million in face value of our Senior Notes in the second quarter of 2018 as well as the repurchase and retirement of $17.6 million in face value of Senior Notes through open market transactions in the first quarter of 2018, we recorded a net loss on extinguishment totaling $8.9 million, which is included as a separate line in the condensed consolidated statement of (loss) earnings.  The net loss on extinguishment reflects a $6.7 million loss upon repurchase and the elimination of unamortized deferred financing costs totaling $2.2 million related to the Senior Notes.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Long-Term Debt

The following table provides details on our long-term debt as of November 2, 2019, November 3, 2018 and February 2, 2019 (in thousands):

	November 2,	November 3,	February 2,
	2019	2018	2019
Term Loan	$881,630	$893,250	$891,000
Senior Notes	173,816	228,607	228,607
ABL Facility	67,500	58,500	48,500
Less: Deferred financing costs related to the Term Loan and Senior Notes	(2,214)	(3,451)	(3,246)
Total long-term debt, net	1,120,732	1,176,906	1,164,861
Current portion of long-term debt	(9,000)	(9,000)	(11,619)
Total long-term debt, net of current portion	$1,111,732	$1,167,906	$1,153,242

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

The following table depicts the cumulative effect of the changes made to our February 3, 2018 balance sheet for the adoption of ASC 606 (in thousands):

	Reported		Adjusted
	Balance at	Impact of	Balance at
	February 3,	Adoption of	February 3,
	2018	ASC 606	2018
Assets:
Accounts receivable, net	$36,288	$(303)	$35,985
Other current assets	77,228	2,753	79,981
Current assets - discontinued operations	182,862	(17,837)	165,025
Liabilities:
Accrued expenses and other current liabilities	246,946	52,673	299,619
Current liabilities - discontinued operations	62,188	(20,295)	41,893
Deferred taxes, net and other liabilities	160,163	(12,555)	147,608
Non-current liabilities - discontinued operations	4,028	614	4,642
Equity:
Accumulated deficit	$(479,166)	$(35,824)	$(514,990)

The adoption of ASC 606 primarily impacted the timing of revenue recognition related to our customer loyalty program, gift cards and e-commerce sales, as discussed in more detail below.  In addition, for our corporate apparel business which has been reclassified to discontinued operations, certain deferred revenue balances along with related inventory amounts were eliminated as part of the cumulative adjustment to opening retained earnings.  Also, for estimated sales returns, we recognize allowances for estimated sales returns on a gross basis rather than a net basis on the condensed consolidated balance sheets.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Revenues

The following table depicts the disaggregation of revenue by major source (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net sales:
Men's tailored clothing product	$326,036	$342,972	$1,001,467	$1,055,213
Men's non-tailored clothing product	229,514	227,069	687,257	691,780
Women's clothing product	15,029	15,109	51,207	52,138
Other (1)	3,275	3,297	9,602	8,748
Total retail clothing product	573,854	588,447	1,749,533	1,807,879
Rental services	120,021	124,697	334,090	350,019
Alteration services	35,606	38,597	106,665	114,049
Retail dry cleaning services (2)	—	—	—	2,551
Total alteration and other services	35,606	38,597	106,665	116,600
Total net sales	$729,481	$751,741	$2,190,288	$2,274,498
(1)	Other consists of franchise and licensing revenues and gift card breakage. Franchise revenues are generally recognized at a point in time while licensing revenues consist primarily of minimum guaranteed royalty amounts recognized over an elapsed time period.
(2)	On March 3, 2018, we completed the divestiture of our MW Cleaners business. Please see Note 3 for additional information.

Additional net sales information is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net sales:
Men's Wearhouse(1)	$438,088	$454,927	$1,289,364	$1,347,933
Jos. A. Bank	168,432	169,318	501,383	510,821
K&G	71,859	72,610	242,245	245,535
Moores	51,102	54,886	157,296	167,658
MW Cleaners(2)	—	—	—	2,551
Total net sales	$729,481	$751,741	$2,190,288	$2,274,498

(1)	Consists of Men's Wearhouse, Men's Wearhouse and Tux and Joseph Abboud.
(2)	On March 3, 2018, we completed the divestiture of our MW Cleaners business. Please see Note 3 for additional information.

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

Sales Returns

Revenue from merchandise product sales is reported net of sales returns, which includes an estimate of future returns based on historical return rates, with a corresponding reduction to cost of sales. Our refund liability for sales returns was $5.8 million at November 2, 2019, which is included in accrued and other current liabilities and represents the expected value of the refund that will be due to our customers.  We also have a corresponding asset included in other current assets that represents the right to recover products from customers associated with sales returns of $2.8 million at November 2, 2019.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Contract Liabilities

The following table summarizes the opening and closing balances of our contract liabilities (in thousands):

	Balance at	Increase	Balance at
	February 2, 2019	(Decrease)	November 2, 2019
Contract liabilities	$121,796	$(3,058)	$118,738

	Balance at	Increase	Balance at
	February 3, 2018	(Decrease)	November 3, 2018
	As Adjusted
Contract liabilities	$139,809	$1,139	$140,948

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

The amount of revenue recognized for the three months and nine months ended November 2, 2019 that was included in the respective opening contract liability balance was $8.2 million and $75.6 million, respectively.  The amount of revenue recognized for the three and nine months ended November 3, 2018 that was included in the opening contract liability balance was $10.1 million and $75.0 million, respectively. This revenue primarily consists of recognition of deposits for completed transactions as well as redeemed certificates related to our loyalty program and gift card redemptions.

7. Supplemental Cash Flows

Supplemental disclosure of cash flow information is as follows (in thousands):

	For the Nine Months Ended
	November 2,	November 3,
	2019	2018

Cash paid for interest	$50,332	$55,856
Cash paid for income taxes, net	$26,811	$3,331
Schedule of noncash investing and financing activities:
Receivable related to sale of corporate apparel business	$6,048	$—

We had unpaid capital expenditure purchases included in accounts payable and accrued expenses and other current liabilities of approximately $8.3 million and $12.8 million at November 2, 2019 and November 3, 2018, respectively.  Capital expenditure purchases are recorded as cash outflows from investing activities in the condensed consolidated statement of cash flows in the period they are paid.   Please see Note 14 for other cash flow disclosures related to leases.

8. Inventories

The following table provides details on our inventories as of November 2, 2019, November 3, 2018 and February 2, 2019 (in thousands):

	November 2,	November 3,	February 2,
	2019	2018	2019
Finished goods	$647,715	$666,087	$581,953
Raw materials and merchandise components	130,627	106,119	142,133
Total inventories	$778,342	$772,206	$724,086

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Income Taxes

Our effective income tax rate from continuing operations for the third quarter of 2019 was 0.9% compared to 26.5% for the third quarter of 2018.  The decrease in the effective income tax rate from continuing operations is primarily due to the net release of $5.9 million of valuation allowances in the third quarter of 2019.

Our effective income tax rate from continuing operations for the first nine months of 2019 was 18.7% compared to 21.5% for the first nine months of 2018.  The decrease in the effective income tax rate from continuing operations is primarily due to the net release of $5.4 million of valuation allowances in the first nine months of 2019.

Additionally, we are currently undergoing several tax audits; however, we currently do not believe these audits will result in any material charge to tax expense in the future.

10. Other Current Assets, Accrued Expenses and Other Current Liabilities and Deferred Taxes, net and Other Liabilities

The following table provides details on our other current assets as of November 2, 2019, November 3, 2018 and February 2, 2019 (in thousands):

	November 2,	November 3,	February 2,
	2019	2018	2019
Prepaid expenses	$42,175	$53,176	$53,455
Tax receivable	5,111	457	—
Assets held for sale	4,949	—	—
Other	8,543	12,430	13,368
Total other current assets	$60,778	$66,063	$66,823

The decrease in prepaid expenses as of November 2, 2019, is primarily due to the impact on prepaid rent resulting from the adoption of Accounting Standards Codification 842, Leases (“ASC 842”), effective February 3, 2019.  Please see Note 14 for additional information.

During the third quarter of 2019, we reclassified property and equipment, primarily related to recently closed distribution centers, as assets held for sale.  Assets held for sale are measured at the lower of their carrying amount or fair value less costs to sell.  As we believe the fair value less costs to sell of these assets exceeds their carrying amount, no adjustment to their carrying value was recorded in the third quarter of 2019.

The following table provides details on our accrued expenses and other current liabilities as of November 2, 2019, November 3, 2018 and February 2, 2019 (in thousands):

	November 2,	November 3,	February 2,
	2019	2018	2019
Accrued salary, bonus, sabbatical, vacation and other benefits	$52,247	$67,360	$78,297
Loyalty program liabilities	46,781	64,944	44,434
Customer deposits, prepayments and refunds payable	38,248	42,520	38,436
Sales, value added, payroll, property and other taxes payable	30,000	27,094	20,930
Unredeemed gift cards	24,389	26,279	32,178
Accrued workers compensation and medical costs	22,442	25,601	23,893
Unrealized loss on interest rate swaps	6,998	797	1,625
Accrued interest	4,557	6,055	1,828
Accrued royalties	3,651	3,287	1,286
Accrued dividends	889	10,320	10,480
Other	20,504	16,165	15,311
Total accrued expenses and other current liabilities	$250,706	$290,422	$268,698

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides details on our deferred taxes, net and other liabilities as of November 2, 2019, November 3, 2018 and February 2, 2019 (in thousands):

	November 2,	November 3,	February 2,
	2019	2018	2019
Deferred and other income tax liabilities, net	$45,223	$78,930	$48,199
Unrealized loss on interest rate swaps	25,245	—	7,605
Deferred rent and landlord incentives	—	58,297	57,351
Unfavorable lease liabilities	—	2,085	1,797
Other	3,500	4,826	4,593
Total deferred taxes, net and other liabilities	$73,968	$144,138	$119,545

The elimination of deferred rent and landlord incentives and unfavorable lease liabilities is due to the adoption of ASC 842, effective February 3, 2019. Please see Note 14 for additional information.

11. Accumulated Other Comprehensive (Loss) Income

The following table summarizes the components of accumulated other comprehensive (loss) income for the nine months ended November 2, 2019 (in thousands):

	Foreign
	Currency	Cash Flow	Pension
	Translation	Hedges	Plan	Total
BALANCE— February 2, 2019	$(29,820)	$(4,314)	$155	$(33,979)
Other comprehensive loss before reclassifications	(5,691)	(26,871)	—	(32,562)
Amounts reclassified from accumulated other comprehensive loss	—	(114)	—	(114)
Release of cumulative foreign currency translation adjustment to loss from discontinued operations (see Note 2)	26,885	—	—	26,885
Tax Effect	—	6,650	—	6,650
Net current-period other comprehensive loss	21,194	(20,335)	—	859
BALANCE— November 2, 2019	$(8,626)	$(24,649)	$155	$(33,120)

The following table summarizes the components of accumulated other comprehensive (loss) income for the nine months ended November 3, 2018 (in thousands):

	Foreign
	Currency	Cash Flow	Pension
	Translation	Hedges	Plan	Total
BALANCE— February 3, 2018	$(11,116)	$145	$189	$(10,782)
Other comprehensive (loss) income before reclassifications	(26,023)	9,151	—	(16,872)
Amounts reclassified from accumulated other comprehensive income	—	2,487	—	2,487
Tax Effect	—	(2,689)	—	(2,689)
Net current-period other comprehensive (loss) income	(26,023)	8,949	—	(17,074)
BALANCE— November 3, 2018	$(37,139)	$9,094	$189	$(27,856)

Amounts reclassified from other comprehensive (loss) income for the nine months ended November 2, 2019 relate to changes in the fair value of our interest rate swaps which is recorded within interest expense in the condensed consolidated statement of (loss) earnings and the impact of the cancellation of cash flow hedges related to inventory purchases for our recently sold corporate apparel business, which is recorded within loss on discontinued operations.  Amounts reclassified from other comprehensive (loss) income for the nine months ended November 3, 2018 relate to changes in the fair value of our interest rate swaps and changes in the fair value of cash flow hedges related to inventory purchases, which is recorded within cost of sales in the condensed consolidated statement of (loss) earnings.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12. Share Repurchases

In March 2013, our Board of Directors (the “Board”) approved a share repurchase program for our common stock.  During the third quarter of 2019, we repurchased 2,336,852 shares through open market repurchases at a cost of $10.0 million for an average price of $4.28 per share.  At November 2, 2019, the remaining balance available under the Board’s authorization was $38.0 million.  No shares were repurchased during 2018.

Share repurchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.

13. Share-Based Compensation Plans

For a discussion of our share-based compensation plans, please see Note 14 in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019.

Non-Vested Deferred Stock Units and Performance Units

The following table summarizes the activity of time-based and performance-based awards (collectively, "DSUs") for the nine months ended November 2, 2019:

			Weighted-Average
	Units		Grant-Date Fair Value
	Time-	Performance-	Time-	Performance-
	Based	Based	Based	Based
Non-Vested at February 2, 2019	939,086	336,906	$22.60	$18.59
Granted	162,162	—	5.55	—
Vested(1)	(455,288)	(28,686)	21.88	17.43
Forfeited	(113,937)	(44,459)	22.78	18.44
Non-Vested at November 2, 2019	532,023	263,761	$17.97	$18.74
(1)	Includes 150,785 shares relinquished for tax payments related to vested DSUs for the nine months ended November 2, 2019.

As of November 2, 2019, we have unrecognized compensation expense related to non-vested DSUs of $7.6 million, which is expected to be recognized over a weighted-average period of 1.1 years.

Stock Options and Stock Appreciation Rights (“SARs”)

The following table summarizes the activity of stock options for the nine months ended November 2, 2019:

		Weighted-
	Number of	Average
	Shares	Exercise Price
Outstanding at February 2, 2019	1,252,072	$23.64
Granted	3,188,732	7.49
Exercised	—	—
Forfeited	(209,921)	10.52
Expired	(56,584)	25.72
Outstanding at November 2, 2019	4,174,299	$11.94
Exercisable at November 2, 2019	916,464	$24.89

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

The following table summarizes the activity of SARs for the nine months ended November 2, 2019:

Weighted-
	Number of	Average
	Shares	Exercise Price
Outstanding at February 2, 2019	—	$—
Granted	414,476	7.62
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at November 2, 2019	414,476	$7.62
Exercisable at November 2, 2019	—	$—

The weighted-average grant date fair value of the 3,188,732 stock options and 414,476 SARs granted during the nine months ended November 2, 2019 was $2.99 and $3.01 per share, respectively. The following table summarizes the weighted-average assumptions used to fair value the stock options and SARs at the date of grant using the Black-Scholes option model for the nine months ended November 2, 2019:

For the Nine Months Ended
November 2,
2019
Risk-free interest rate	2.36%
Expected lives	5.0 years
Dividend yield(1)	4.17%
Expected volatility	62.53%
(1)	Awards granted after announcement of the suspension of our dividend assume a dividend yield of 0%.

As November 2, 2019, we have unrecognized compensation expense related to non-vested stock options and SARs of $9.8 million, which is expected to be recognized over a weighted-average period of 1.6 years.

Cash Settled Awards

We have granted stock-based awards to certain employees, which vest over a period of three years, and will be settled in cash ("cash settled awards").  The fair value of the cash settled awards at each reporting period is based on the price of our common stock.  The fair value of the cash settled awards will be remeasured at each reporting period until the awards are settled.  Cash settled awards are classified as liabilities in the condensed consolidated balance sheets.  At November 2, 2019, the liability associated with the cash settled awards was $1.6 million and was recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the activity of cash settled awards, based on their initial grant date values, for the nine months ended November 2, 2019 (in thousands):

Cash Settled Awards
Non-Vested at February 2, 2019	$5,072
Granted	4,382
Vested	(2,401)
Forfeited	(683)
Non-Vested at November 2, 2019	$6,370

As of November 2, 2019, we have unrecognized compensation expense related to non-vested cash settled awards of $2.8 million, which is expected to be recognized over a weighted-average period of 1.6 years.

Share-Based Compensation Expense

Share-based compensation expense, including cash settled awards, recognized for the three and nine months ended November 2, 2019 was $3.2 million and $7.5 million, respectively.  Share-based compensation expense, including cash settled awards, recognized for the three and nine months ended November 3, 2018 was $2.9 million and $14.6 million, respectively, of which $0.7 million, net of the impact of forfeited awards, was related to the retirement of our former Chief Executive Officer.

14.  Leases

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

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table depicts the cumulative effect of the changes made to our February 2, 2019 balance sheet for the adoption of ASC 842 effective on February 3, 2019 (in thousands):

	Reported		Adjusted
	Balance at	Impact of	Balance at
	February 2,	Adoption of	February 3,
	2019	ASC 842	2019
Assets:
Other current assets	$66,823	$(20,604)	$46,219
Current assets - discontinued operations	171,376	(150)	171,226

Operating lease right-of-use assets	—	887,064	887,064
Intangible assets, net	153,711	(6,682)	147,029
Non-current assets - discontinued operations	25,071	9,206	34,277

Current Liabilities:
Accrued expenses and other current liabilities	268,698	(151)	268,547
Current portion of operating lease liabilities	—	181,931	181,931
Current liabilities - discontinued operations	40,025	1,795	41,820

Noncurrent Liabilities:
Operating lease liabilities	—	737,750	737,750
Deferred taxes, net and other liabilities	119,545	(59,349)	60,196
Noncurrent liabilities - discontinued operations	5,477	7,260	12,737

Equity:
Accumulated deficit	$(468,048)	$(402)	$(468,450)

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

Lease Information

We lease store locations, office and warehouse facilities, vehicles and equipment under various non-cancelable operating leases expiring in various years through 2032.

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

The components of lease cost are as follows (in thousands):

	For the Three Months Ended	For the Nine Months Ended
	November 2, 2019	November 2, 2019
Operating lease cost	$62,098	$186,778
Variable lease cost	18,228	55,680
Total lease cost	$80,326	$242,458

Operating lease expense is recognized on a straight-line basis over the lease term.  Total lease costs for stores and our distribution network are included in cost of sales while other total lease costs are included in SG&A expenses.

Supplemental balance sheet information related to operating leases consists of the following (in thousands):

November 2, 2019
Operating lease right-of-use assets	$908,505

Current portion of operating lease liabilities	$184,422
Noncurrent portion operating lease liabilities	754,956
Total operating lease liabilities	$939,378

Lease term and discount rate for operating leases were as follows:

November 2, 2019
Weighted average remaining lease term	4.7 years
Weighted average discount rate	5.24%

Supplemental disclosures of cash flow information consists of the following (in thousands):

For the Nine Months Ended
November 2, 2019
Cash paid for operating leases	$191,309
Operating lease assets obtained in exchange for operating lease liabilities	$1,054,182

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At November 2, 2019, we have approximately $939.4 million of non-cancelable operating lease commitments and no finance leases.  The following table summarizes the undiscounted annual future minimum lease payments, as of November 2, 2019, for each of the next five years and in the aggregate (in thousands):

Operating Leases
Year 1	$229,077
Year 2	239,009
Year 3	201,540
Year 4	155,022
Year 5	111,953
Thereafter	152,806
Total lease payments	$1,089,407
Less: Interest	(150,029)
Present value of lease liabilities	$939,378

Disclosures Related to Periods Prior to Adoption of ASC 842

As previously disclosed in our 2018 Annual Report on Form 10-K and under the accounting standards then in effect, minimum future rental payments under non-cancelable leases as of February 2, 2019 for each of the next five years and in the aggregate are as follows (in thousands):

Fiscal Year	Operating Leases
2019	$236,539
2020	206,652
2021	173,294
2022	131,800
2023	86,127
Thereafter	140,256
Total lease payments	$974,668

15.  Goodwill and Other Intangible Assets

Goodwill

Changes in the net carrying amount of goodwill for the nine months ended November 2, 2019 are as follows (in thousands):

Total
Balance at February 2, 2019	$79,491
Translation adjustment	(99)
Balance at November 2, 2019	$79,392

Goodwill is evaluated for impairment at least annually. A more frequent evaluation is performed if events or circumstances indicate that impairment could have occurred. Such events or circumstances could include, but are not limited to, new significant negative industry or economic trends, unanticipated changes in the competitive environment, decisions to significantly modify or dispose of operations and a significant sustained decline in the market price of our stock.  During the third quarter of 2019, we determined that a triggering event occurred as a result of the sustained decline in the market price of our stock and performed an interim goodwill impairment test, which indicated no goodwill impairment at this time.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We estimated the fair values of each of our reporting units using a combined income and market comparable approach.  Our income approach uses projected future cash flows that are discounted using a weighted-average cost of capital analysis that reflects current market conditions.  The market comparable approach primarily considers earnings multiples of comparable companies and applies those multiples to certain key drivers of the reporting unit.  We believe these two approaches are appropriate valuation techniques and we weighted the two approaches equally as an estimate of reporting unit fair value for the purposes of our impairment testing.  In addition, we compared the total fair values of our reporting units to our market capitalization and noted that the implied control premium was within what we consider to be a reasonable range.

If the current market price of our stock further decreases, or if other events or circumstances change that would more likely than not reduce the fair value of our reporting units below their respective carrying values, all or a portion of our goodwill may be impaired in future periods and such an impairment charge could have a material effect on our results of operations and financial condition.

Intangible Assets

The gross carrying amount and accumulated amortization of our identifiable intangible assets are as follows (in thousands):

	November 2,	November 3,	February 2,
	2019	2018	2019
Amortizable intangible assets:
Carrying amount:
Trademarks, tradenames and franchise agreements	$13,506	$13,506	$13,506
Favorable leases	—	12,695	11,844
Total carrying amount	13,506	26,201	25,350
Accumulated amortization:
Trademarks, tradenames and franchise agreements	(9,816)	(9,628)	(9,677)
Favorable leases	—	(5,629)	(5,162)
Total accumulated amortization	(9,816)	(15,257)	(14,839)
Total amortizable intangible assets, net	3,690	10,944	10,511
Indefinite-lived intangible assets:
Trademarks and tradename	143,200	143,200	143,200
Total intangible assets, net	$146,890	$154,144	$153,711

The elimination of favorable leases is due to the adoption of ASC 842, effective February 3, 2019.  Please see Note 14 for additional information.  In addition, the decrease in trademarks, tradenames and franchise agreements and the elimination of customer relationships is due to the sale of our corporate apparel business.  Please see Note 2 for additional information.

During the third quarter of 2019, based on the recent performance of the Jos. A. Bank brand, we determined that a triggering event occurred related to our Jos. A. Bank tradename, an indefinite-lived intangible asset.  As a result, we completed an interim impairment test, which indicated no impairment at this time.

We estimated the fair value of the Jos. A. Bank tradename based on an income approach using the relief-from-royalty method.  This approach is dependent upon a number of factors, including estimates of future growth and trends, royalty rates, discount rates and other variables.

If events or circumstances change that would more likely than not reduce the fair value of our indefinite-lived intangible assets below their respective carrying values, we may be required to record an impairment charge, which could have a material effect on our results of operations and financial condition.

Amortization expense associated with intangible assets subject to amortization totaled less than $0.1 million and $0.1 million for the three and nine months ended November 2, 2019, respectively. Amortization expense associated with

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

intangible assets subject to amortization totaled $0.4 million and $1.1 million for the three and nine months ended November 3, 2018, respectively. Amortization expense associated with intangible assets subject to amortization at November 2, 2019 is estimated to be less than $0.1 million for the remainder of fiscal 2019 and $0.2 million each year for fiscal years 2020-2024.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

	Fair Value Measurements at Reporting Date
	Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
November 2, 2019—
Assets:
Derivative financial instruments	$—	$—	$—	$—
Liabilities:
Derivative financial instruments	$—	$32,287	$—	$32,287
November 3, 2018—
Assets:
Derivative financial instruments	$—	$11,881	$—	$11,881
Liabilities:
Derivative financial instruments	$—	$797	$—	$797
February 2, 2019—
Assets:
Derivative financial instruments	$—	$2,965	$—	$2,965
Liabilities:
Derivative financial instruments	$—	$9,307	$—	$9,307

At November 2, 2019, derivative financial instruments are comprised of interest rate swap agreements to minimize our exposure to interest rate changes on our outstanding indebtedness and foreign currency forward exchange contracts primarily entered into related to our direct sourcing programs, specifically related to the Canadian dollar.

These derivative financial instruments are recorded in the condensed consolidated balance sheets at fair value based upon observable market inputs, primarily pricing models based on current market rates. Derivative financial instruments in an asset position are included within other current assets or other assets in the condensed consolidated balance sheets. Derivative financial instruments in a liability position are included within accrued expenses and other current liabilities or noncurrent liabilities in the condensed consolidated balance sheets. Please see Note 17 for further information regarding our derivative instruments.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets and Liabilities that are Measured at Fair Value on a Non-Recurring Basis

Long-lived assets, such as property and equipment, operating lease right-of-use assets and identifiable intangibles, are periodically evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the asset carrying amount exceeds its fair value, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset.

During the three and nine months ended November 2, 2019, we incurred $0.9 million and $1.2 million, respectively, of asset impairment charges, which is included within SG&A expenses in our condensed consolidated statement of (loss) earnings, related to underperforming stores. In addition, during the nine months ended November 2, 2019, we recognized a write-off of $2.9 million of rental product related to the closure of a Canadian distribution center, which is included within cost of sales in our condensed consolidated statement of (loss) earnings.

During the three and nine months ended November 3, 2018, we incurred $0.2 million and $0.5 million, respectively, of asset impairment charges, which is included within SG&A expenses in our condensed consolidated statement of (loss) earnings, related to underperforming stores. In addition, during the nine months ended November 3, 2018, we recognized a write-off of $4.0 million of rental product related to the closure of a rental product distribution center, which is included within cost of sales in our condensed consolidated statement of (loss) earnings.

We estimated the fair value of the long-lived assets based on an income approach using projected future cash flows discounted using a weighted-average cost of capital analysis that reflects current market conditions, which we classify as Level 3 within the fair value hierarchy.

Fair Value of Financial Instruments

Our financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses and other current liabilities and our Term Loan and Senior Notes.  Management estimates that, as of November 2, 2019, November 3, 2018, and February 2, 2019, the carrying value of our financial instruments, other than our Term Loan and Senior Notes, approximated their fair value due to the highly liquid or short-term nature of these instruments.  We believe that the borrowings under our ABL Facility approximate their fair value because interest rates are adjusted on a short-term basis.

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

	November 2, 2019		November 3, 2018		February 2, 2019
	Carrying	Estimated	Carrying	Estimated	Carrying	Estimated
	Amount(1)	Fair Value	Amount(1)	Fair Value	Amount(1)	Fair Value
Term Loan and Senior Notes, including current portion	$1,053,232	$809,934	$1,118,406	$1,130,202	$1,116,361	$1,120,296

(1) The carrying value of the Term Loan and Senior Notes, including current portion is net of deferred financing costs of $2.2 million, $3.5 million and $3.2 million as of November 2, 2019, November 3, 2018 and February 2, 2019, respectively.

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

In April 2017, we entered into an interest rate swap contract on an initial notional amount of $260.0 million that matures in June 2021 with periodic interest settlements. At November 2, 2019, the notional amount totaled $320.0 million. Under this interest rate swap contract, we receive a floating rate based on 1-month LIBOR and pay a fixed rate of 5.31% (including the applicable margin of 3.25%) on the outstanding notional amount.

In June 2018, we entered into an interest rate swap contract on an initial notional amount of $320.0 million that matures in April 2025 with periodic interest settlements. At November 2, 2019, the notional amount totaled $385.0 million. Under this interest rate swap contract, we receive a floating rate based on 1-month LIBOR and pay a fixed rate of 6.18% (including the applicable margin of 3.25%) on the outstanding notional amount.

We have designated each interest rate swap as a cash flow hedge of the variability of interest payments under the Term Loan due to changes in the LIBOR benchmark rate and the fair value of the swaps is reported as a component of accumulated other comprehensive (loss) income.  For both swaps, changes in fair value are reclassified from accumulated other comprehensive (loss) income into earnings in the same period that the hedged item affects earnings.  Over the next 12 months, $7.0 million of the amounts related to the interest rate swaps is expected to be reclassified from accumulated other comprehensive (loss) income into earnings within interest expense.

Historically, we also utilized derivative instruments to hedge our foreign exchange risk, specifically related to the British pound and Euro.  As a result of the sale of our corporate apparel business, these instruments were cancelled during the third quarter of 2019 and any amounts included in accumulated other comprehensive (loss) income were reclassified to expense and included within loss from discontinued operations.

In addition, we are exposed to market risk associated with foreign currency exchange rate fluctuations as a result of our direct sourcing programs, specifically related to the Canadian dollar.  As a result, from time to time, we may enter into derivative instruments to hedge this foreign exchange risk.  We have not elected to apply hedge accounting to these derivative instruments. At November 2, 2019, the notional amount of these instruments totaled $6.1 million. Amounts related to these transactions were immaterial to our condensed consolidated financial statements.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides details on our derivative instruments recorded in the condensed consolidated balance sheets as of November 2, 2019, November 3, 2018 and February 2, 2019 (in thousands):

	November 2, 2019		November 3, 2018		February 2, 2019
	Balance	Estimated	Balance	Estimated	Balance	Estimated
	Sheet Location	Fair Value	Sheet Location	Fair Value	Sheet Location	Fair Value
Interest rate contracts	Other current assets	$—	Other current assets	$2,316	Other current assets	$1,610
Interest rate contracts	Other assets	—	Other assets	9,559	Other assets	1,355
Foreign exchange contracts	Other current assets	—	Other current assets	6	Other current assets	—
Total assets		$—		$11,881		$2,965

Interest rate contracts	Accrued expenses and other current liabilities	$6,998	Accrued expenses and other current liabilities	$797	Accrued expenses and other current liabilities	$1,625
Interest rate contracts	Deferred taxes, net and other liabilities	25,245	Deferred taxes, net and other liabilities	—	Deferred taxes, net and other liabilities	7,605
Foreign exchange contracts	Accrued expenses and other current liabilities	44	Accrued expenses and other current liabilities	—	Accrued expenses and other current liabilities	77
Total liabilities		$32,287		$797		$9,307

The following table provides details on our derivative instruments recorded in the condensed consolidated statements of (loss) earnings and comprehensive (loss) income for the three and nine months ended in November 2, 2019 and November 3, 2018 (in thousands):

	Amount of Gain/(Loss) Recognized in Other Comprehensive Loss, net of tax		Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings	Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings
	For the Three Months Ended			For the Three Months Ended
	November 2, 2019	November 3, 2018		November 2, 2019	November 3, 2018
Derivatives in Cash Flow Hedging Relationships:
Interest rate contracts	$(2,051)	$4,012	Interest expense	$556	$413

	Amount of Gain/(Loss) Recognized in Other Comprehensive Loss, net of tax		Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings	Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings
	For the Nine Months Ended			For the Nine Months Ended
	November 2, 2019	November 3, 2018		November 2, 2019	November 3, 2018
Derivatives in Cash Flow Hedging Relationships:
Interest rate contracts	$(20,189)	$4,797	Interest expense	$669	$720

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

As discussed in Note 2, on August 16, 2019, we completed the sale of our corporate apparel business.  Given the immateriality of the domestic portion of the corporate apparel business, we have elected not to restate the condensed consolidating financial information to reflect the change in guarantor status of the domestic portion of the corporate apparel business and instead will maintain the operational history of the guarantors.  As such, the financial information for the domestic portion of the corporate apparel business is reflected within the guarantor balances for the periods indicated, while the international portion is reflected within the non-guarantor balances for the periods indicated.   However, the condensed consolidating financial information has been recast to reflect the impact of discontinued operations for all periods presented.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tailored Brands, Inc.

Condensed Consolidating Balance Sheet

November 2, 2019

(in thousands)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$1,073	$1,760	$18,360	$—	$21,193
Accounts receivable, net	—	30,148	178,025	48,848	(214,965)	42,056
Inventories	—	136,033	503,709	138,600	—	778,342
Other current assets	9,287	4,545	37,680	9,266	—	60,778
Total current assets	9,287	171,799	721,174	215,074	(214,965)	902,369
Property and equipment, net	—	180,273	203,570	21,157	—	405,000
Operating lease right-of-use assets	—	474,788	381,008	52,709	—	908,505
Rental product, net	—	76,463	6,836	9,486	—	92,785
Goodwill	—	6,160	52,129	21,103	—	79,392
Intangible assets, net	—	—	146,890	—	—	146,890
Investments in subsidiaries	115,082	1,100,045	—	—	(1,215,127)	—
Other assets	—	4,958	438	3,954	(3,900)	5,450
Total assets	$124,369	$2,014,486	$1,512,045	$323,483	$(1,433,992)	$2,540,391
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$182,242	$81,886	$92,053	$68,949	$(214,965)	$210,165
Accrued expenses and other current liabilities	2,671	168,824	63,589	25,550	—	260,634
Current portion of operating lease liabilities	—	97,917	74,751	11,754	—	184,422
Current portion of long-term debt	—	9,000	—	—	—	9,000
Total current liabilities	184,913	357,627	230,393	106,253	(214,965)	664,221
Long-term debt, net	—	1,111,732	—	—	—	1,111,732
Operating lease liabilities	—	400,518	312,774	41,664	—	754,956
Deferred taxes, net and other liabilities	3,942	29,527	28,063	16,336	(3,900)	73,968
Shareholders' (deficit) equity	(64,486)	115,082	940,815	159,230	(1,215,127)	(64,486)
Total liabilities and shareholders' equity	$124,369	$2,014,486	$1,512,045	$323,483	$(1,433,992)	$2,540,391

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tailored Brands, Inc.

Condensed Consolidating Balance Sheet

November 3, 2018

(in thousands)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$981	$2,133	$53,179	$—	$56,293
Accounts receivable, net	—	25,010	223,001	55,299	(268,673)	34,637
Inventories	—	149,157	500,579	122,470	—	772,206
Other current assets	220	26,657	34,718	4,468	—	66,063
Current assets - discontinued operations	—	—	46,470	118,888	—	165,358
Total current assets	220	201,805	806,901	354,304	(268,673)	1,094,557
Property and equipment, net	—	190,905	204,147	21,009	—	416,061
Rental product, net	—	83,554	4,367	14,619	—	102,540
Goodwill	—	6,160	52,128	21,187	—	79,475
Intangible assets, net	—	—	154,144	—	—	154,144
Investments in subsidiaries	157,114	1,344,748	—	—	(1,501,862)	—
Other assets	—	16,046	635	80,786	(80,235)	17,232
Non-current assets - discontinued operations	—	—	2,045	23,486	—	25,531
Total assets	$157,334	$1,843,218	$1,224,367	$515,391	$(1,850,770)	$1,889,540
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$134,700	$188,583	$88,627	$74,877	$(268,673)	$218,114
Accrued expenses and other current liabilities	7,952	170,406	100,839	23,585	—	302,782
Current portion of long-term debt	—	9,000	—	—	—	9,000
Current liabilities - discontinued operations	—	—	6,635	27,026	—	33,661
Total current liabilities	142,652	367,989	196,101	125,488	(268,673)	563,557
Long-term debt, net	—	1,167,906	—	—	—	1,167,906
Deferred taxes, net and other liabilities	5,195	150,209	46,186	22,783	(80,235)	144,138
Non-current liabilities - discontinued operations	—	—	1,451	3,001	—	4,452
Shareholders' equity	9,487	157,114	980,629	364,119	(1,501,862)	9,487
Total liabilities and shareholders' equity	$157,334	$1,843,218	$1,224,367	$515,391	$(1,850,770)	$1,889,540

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tailored Brands, Inc.

Condensed Consolidating Balance Sheet

February 2, 2019

(in thousands)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$970	$1,434	$30,267	$—	$32,671
Accounts receivable, net	—	23,954	255,091	53,610	(297,969)	34,686
Inventories	—	149,923	429,952	144,211	—	724,086
Other current assets	—	30,699	37,621	3,773	(5,270)	66,823
Current assets - discontinued operations	—	—	41,404	129,972	—	171,376
Total current assets	—	205,546	765,502	361,833	(303,239)	1,029,642
Property and equipment, net	—	194,290	207,934	22,092	—	424,316
Rental product, net	—	81,809	3,426	14,535	—	99,770
Goodwill	—	6,160	52,128	21,203	—	79,491
Intangible assets, net	—	—	153,711	—	—	153,711
Investments in subsidiaries	160,057	1,234,005	—	—	(1,394,062)	—
Other assets	—	7,590	640	5,059	(4,800)	8,489
Non-current assets - discontinued operations	—	—	1,906	23,165	—	25,071
Total assets	$160,057	$1,729,400	$1,185,247	$447,887	$(1,702,101)	$1,820,490
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$142,701	$201,799	$67,044	$91,200	$(297,969)	$204,775
Accrued expenses and other current liabilities	6,697	146,683	105,022	29,044	(5,270)	282,176
Current portion of long-term debt	—	11,619	—	—	—	11,619
Current liabilities - discontinued operations	—	—	7,073	32,952	—	40,025
Total current liabilities	149,398	360,101	179,139	153,196	(303,239)	538,595
Long-term debt, net	—	1,153,242	—	—	—	1,153,242
Deferred taxes, net and other liabilities	7,028	56,000	43,495	17,822	(4,800)	119,545
Non-current liabilities - discontinued operations	—	—	1,574	3,903	—	5,477
Shareholders' equity	3,631	160,057	961,039	272,966	(1,394,062)	3,631
Total liabilities and shareholders' equity	$160,057	$1,729,400	$1,185,247	$447,887	$(1,702,101)	$1,820,490

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tailored Brands, Inc.

Condensed Consolidating Statement of Earnings (Loss)

(in thousands)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Three Months Ended November 2, 2019
Net sales	$—	$436,671	$386,754	$69,270	$(163,214)	$729,481
Cost of sales	—	227,407	309,577	47,683	(163,214)	421,453
Gross margin	—	209,264	77,177	21,587	—	308,028
Operating expenses	991	131,183	129,975	14,693	(14,358)	262,484
Operating (loss) income	(991)	78,081	(52,798)	6,894	14,358	45,544
Other income and expenses, net	—	—	14,984	(626)	(14,358)	—
Interest (expense) income, net	(939)	(17,380)	1,036	(142)	—	(17,425)
Loss on extinguishment of debt, net	—	(77)	—	—	—	(77)
(Loss) earnings before income taxes	(1,930)	60,624	(36,778)	6,126	—	28,042
(Benefit) provision for income taxes	(45)	548	(289)	40	—	254
(Loss) earnings before equity in net income of subsidiaries	(1,885)	60,076	(36,489)	6,086	—	27,788
Equity in (loss) earnings of subsidiaries	(87,705)	(121,473)	—	—	209,178	—
Net (loss) earnings from continuing operations	(89,590)	(61,397)	(36,489)	6,086	209,178	27,788
Net loss from discontinued operations, net of tax	—	(26,308)	(6,166)	(84,904)	—	(117,378)
Net (loss) earnings	$(89,590)	$(87,705)	$(42,655)	$(78,818)	$209,178	$(89,590)
Comprehensive (loss) income	$(62,138)	$(64,403)	$(31,136)	$(79,788)	$175,327	$(62,138)

Three Months Ended November 3, 2018
Net sales	$—	$453,316	$355,710	$102,896	$(160,181)	$751,741
Cost of sales	—	219,036	273,793	73,599	(160,181)	406,247
Gross margin	—	234,280	81,917	29,297	—	345,494
Operating expenses	1,443	135,498	131,431	16,786	(14,942)	270,216
Operating (loss) income	(1,443)	98,782	(49,514)	12,511	14,942	75,278
Other income and expenses, net	—	—	14,942	—	(14,942)	—
Interest (expense) income, net	(1,062)	(20,017)	1,970	559	—	(18,550)
Loss on extinguishment of debt, net	—	(9,420)	—	—	—	(9,420)
(Loss) earnings before income taxes	(2,505)	69,345	(32,602)	13,070	—	47,308
(Benefit) provision for income taxes	(505)	17,304	(6,848)	2,570	—	12,521
(Loss) earnings before equity in net income of subsidiaries	(2,000)	52,041	(25,754)	10,500	—	34,787
Equity in earnings (loss) of subsidiaries	15,875	(36,166)	—	—	20,291	—
Net earnings (loss) from continuing operations	13,875	15,875	(25,754)	10,500	20,291	34,787
Net gain (loss) from discontinued operations, net of tax	—	—	176	(21,088)	—	(20,912)
Net earnings (loss)	$13,875	$15,875	$(25,578)	$(10,588)	$20,291	$13,875
Comprehensive income (loss)	$14,799	$20,300	$(25,578)	$(14,089)	$19,367	$14,799

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Nine Months Ended November 2, 2019
Net sales	$—	$1,285,018	$1,147,368	$433,343	$(675,441)	$2,190,288
Cost of sales	—	675,840	908,308	349,803	(675,441)	1,258,510
Gross margin	—	609,178	239,060	83,540	—	931,778
Operating expenses	2,487	401,100	390,436	62,458	(57,540)	798,941
Operating (loss) income	(2,487)	208,078	(151,376)	21,082	57,540	132,837
Other income and expenses, net	—	—	57,019	521	(57,540)	—
Interest (expense) income, net	(3,178)	(53,956)	3,611	(570)	—	(54,093)
Loss on extinguishment of debt, net	—	(77)	—	—	—	(77)
(Loss) earnings before income taxes	(5,665)	154,045	(90,746)	21,033	—	78,667
(Benefit) provision for income taxes	(2,919)	30,428	(14,997)	2,231	—	14,743
(Loss) earnings before equity in net income of subsidiaries	(2,746)	123,617	(75,749)	18,802	—	63,924
Equity in (loss) earnings of subsidiaries	(45,436)	(143,482)	—	—	188,918	—
Net (loss) earnings from continuing operations	(48,182)	(19,865)	(75,749)	18,802	188,918	63,924
Net (loss) gain from discontinued operations, net of tax	—	(25,571)	2,013	(88,548)	—	(112,106)
Net (loss) earnings	$(48,182)	$(45,436)	$(73,736)	$(69,746)	$188,918	$(48,182)
Comprehensive (loss) income	$(47,323)	$(38,071)	$(73,736)	$(76,252)	$188,059	$(47,323)

Nine Months Ended November 3, 2018
Net sales	$—	$1,343,248	$1,095,988	$303,913	$(468,651)	$2,274,498
Cost of sales	—	664,219	834,458	217,142	(468,651)	1,247,168
Gross margin	—	679,029	261,530	86,771	—	1,027,330
Operating expenses	3,408	405,344	397,110	51,305	(42,093)	815,074
Operating (loss) income	(3,408)	273,685	(135,580)	35,466	42,093	212,256
Other income and expenses, net	—	—	42,093	—	(42,093)	—
Interest (expense) income, net	(2,749)	(66,141)	6,115	1,587	—	(61,188)
Loss on extinguishment of debt, net	—	(30,253)	—	—	—	(30,253)
(Loss) earnings before income taxes	(6,157)	177,291	(87,372)	37,053	—	120,815
(Benefit) provision for income taxes	(1,624)	37,882	(17,075)	6,835	—	26,018
(Loss) earnings before equity in net income of subsidiaries	(4,533)	139,409	(70,297)	30,218	—	94,797
Equity in earnings (loss) of subsidiaries	81,555	(57,854)	—	—	(23,701)	—
Net earnings (loss) from continuing operations	77,022	81,555	(70,297)	30,218	(23,701)	94,797
Net gain (loss) from discontinued operations, net of tax	—	—	4,247	(22,022)	—	(17,775)
Net earnings (loss)	$77,022	$81,555	$(66,050)	$8,196	$(23,701)	$77,022
Comprehensive income (loss)	$59,948	$87,072	$(66,050)	$(14,395)	$(6,627)	$59,948

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tailored Brands, Inc.

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended November 2, 2019

(in thousands)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$37,836	$329,070	$34,951	$(284,857)	$(51,438)	$65,562

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(21,879)	(34,687)	(6,842)	—	(63,408)
Proceeds from divestiture of business, net	—	—	—	45,034	—	45,034
Intercompany activities	—	(238,423)	—	(30,953)	269,376	—
Net cash (used in) provided by investing activities	—	(260,302)	(34,687)	7,239	269,376	(18,374)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on new term loan	—	(9,370)	—	—	—	(9,370)
Proceeds from asset-based revolving credit facility	—	1,065,000	—	—	—	1,065,000
Payments on asset-based revolving credit facility	—	(1,046,000)	—	—	—	(1,046,000)
Repurchase and retirement of senior notes	—	(54,425)	—	—	—	(54,425)
Intercompany activities	—	(23,870)	—	241,808	(217,938)	—
Cash dividends paid	(27,938)	—	—	—	—	(27,938)
Proceeds from issuance of common stock	1,220	—	—	—	—	1,220
Tax payments related to vested deferred stock units	(1,118)	—	—	—	—	(1,118)
Repurchases of common stock	(10,000)	—	—	—	—	(10,000)
Net cash (used in) provided by financing activities	(37,836)	(68,665)	—	241,808	(217,938)	(82,631)
Effect of exchange rate changes	—	—	—	1,205	—	1,205
Increase (decrease) in cash and cash equivalents	—	103	264	(34,605)	—	(34,238)
Cash and cash equivalents at beginning of period	—	970	1,496	52,965	—	55,431
Cash and cash equivalents at end of period	$—	$1,073	$1,760	$18,360	$—	$21,193

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tailored Brands, Inc.

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended November 3, 2018

(in thousands)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$29,194	$470,656	$11,157	$(205,357)	$(27,833)	$277,817

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(12,962)	(28,853)	(5,112)	—	(46,927)
Proceeds from divestiture of business	—	—	17,755	—	—	17,755
Intercompany activities	—	(228,450)	—	—	228,450	—
Net cash (used in) provided by investing activities	—	(241,412)	(11,098)	(5,112)	228,450	(29,172)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on original term loan	—	(993,420)	—	—	—	(993,420)
Proceeds from new term loan	—	895,500	—	—	—	895,500
Payments on new term loan	—	(6,750)	—	—	—	(6,750)
Proceeds from asset-based revolving credit facility	—	465,500	—	—	—	465,500
Payments on asset-based revolving credit facility	—	(407,000)	—	—	—	(407,000)
Repurchase and retirement of senior notes	—	(199,365)	—	—	—	(199,365)
Deferred financing costs	—	(6,713)	—	—	—	(6,713)
Intercompany activities	—	(27,833)	—	228,450	(200,617)	—
Cash dividends paid	(27,833)	—	—	—	—	(27,833)
Proceeds from issuance of common stock	6,149	—	—	—	—	6,149
Tax payments related to vested deferred stock units	(7,510)	—	—	—	—	(7,510)
Net cash (used in) provided by financing activities	(29,194)	(280,081)	—	228,450	(200,617)	(281,442)
Effect of exchange rate changes	—	—	—	(2,385)	—	(2,385)
(Decrease) increase in cash and cash equivalents	—	(50,837)	59	15,596	—	(35,182)
Cash and cash equivalents at beginning of period	—	51,818	2,180	49,609	—	103,607
Cash and cash equivalents at end of period	$—	$981	$2,239	$65,205	$—	$68,425

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

Executive Overview

Background

We are a leading omni-channel specialty retailer of menswear, including suits, formalwear, and a broad selection of business casual offerings.  We help our customers look and feel their best by delivering personalized products and services through our convenient network of stores and e-commerce sites.  Our brands include Men’s Wearhouse, Jos. A. Bank, Joseph Abboud, K&G and Moores Clothing for Men (“Moores”).

Please see Note 2 of Notes to the Condensed Consolidated Financial Statements for information concerning the divestiture of our corporate apparel business on August 16, 2019.  Subsequent to this divestiture, we have reassessed our segment presentation and determined that the results of our four retail merchandising brands, Men’s Wearhouse, Jos. A. Bank, K&G and Moores are separate operating segments that should continue to be aggregated into a reportable segment and, as a result, we have only one reportable segment.

Third Quarter Discussion

For the third quarter of 2019, we delivered sequential comparable sales improvement at both Men’s Wearhouse and Jos. A. Bank, with a return to positive comparable sales at Jos. A. Bank.  On a sequential basis, both brands generated higher transactions and increased comparable sales across multiple merchandise categories.  Our third quarter performance reflects continued progress in each of our transformational strategies, including improved sales in our polished casual categories, higher online sales driven by enhanced e-commerce experiences and digital marketing, and new customer acquisition reflecting more effective marketing campaigns and channel strategies. While we still have much more work ahead, we are encouraged by the improved momentum in the business.

Key operating metrics for continuing operations for the quarter ended November 2, 2019 include:

●	Net sales decreased 3.0% primarily due to a decrease in retail segment comparable sales.
●	Comparable sales decreased 2.8% at Men’s Wearhouse, 1.5% at K&G and 5.5% at Moores. Comparable sales at Jos. A. Bank increased 0.5%. Overall, comparable sales decreased 2.2%.
●	Operating income was $45.5 million for the third quarter of 2019 compared to operating income of $75.3 million in the third quarter of 2018.
●	Diluted earnings per share were $0.56 for the third quarter of 2019 compared to diluted earnings per share of $0.69 in the third quarter of 2018.

Key liquidity metrics for the nine months ended November 2, 2019 include:

●	Cash and cash equivalents at the end of the third quarter of 2019 were $21.2 million, a decrease of $35.1 million compared to the end of the third quarter of 2018 primarily due to the decrease in sales and the use of cash on hand for costs related to our multi-year cost savings and operational excellence programs and debt reduction.
●	Cash provided by operating activities was $65.6 million for the first nine months of 2019 compared to $277.8 million for the first nine months of 2018. The decrease was primarily driven by lower net earnings after adjusting for non-cash items, timing fluctuations in accounts payable, accrued liabilities and other current liabilities and anniversarying a $15.0 million income tax refund received in last year’s third quarter.
●	Capital expenditures were $63.4 million for the first nine months of 2019 compared to $46.9 million for the first nine months of 2018.
●	Total debt at the end of the third quarter of 2019 was approximately $1.1 billion, down $56.2 million compared to the end of the third quarter of 2018. During the third quarter of 2019, the Company repurchased and retired $54.8 million in face value of its senior notes and made its scheduled $2.3 million payment on its term loan, while borrowings outstanding on our revolving credit facility increased $22.5 million.
●	We had $67.5 million of borrowings outstanding on our revolving credit facility as of November 2, 2019.
●	We repurchased 2.4 million shares for a total of $10.0 million at an average price of $4.28.

Items Affecting Comparability of Results from Continuing Operations

The following table depicts the effect on pretax income from continuing operations related to certain items that have impacted the comparability of our results in 2019 and 2018 (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	November 2,	November 3,	November 2,	November 3,
	2019	2018	2019	2018
Costs related to multi-year cost savings and operational excellence programs (1)	$6.2	$—	21.9	—
Loss on extinguishment of debt (2)	—	9.4	—	29.4
CEO retirement costs (3)	—	6.4	—	6.4
Closure of rental product distribution center (4)	—	0.6	—	5.0
Loss on divestiture of MW Cleaners (5)	—	—	—	3.8
Total (6)	$6.2	$16.4	$21.9	$44.6
(1)	For the three months ended November 2, 2019, consists of $5.5 million in consulting costs, $0.6 million in severance costs and $0.1 million in lease termination costs. For the nine months ended November 2, 2019, consists of $14.7 million in consulting costs, $3.8 million in severance costs, $2.9 million of rental product write-offs related to the closure of a distribution center in Canada and $0.5 million in lease termination costs.
(2)	For the three months ended November 3, 2018, consists of $9.4 million related to the repricing of the Term Loan. For the nine months ended November 3, 2018, consists of $11.9 million related to the refinancing of our Term Loan, $9.4 million related to the repricing of the Term Loan and $8.1 million related to the partial redemption of our Senior Notes. Please see Note 5 to the condensed consolidated financial statements for additional information.
(3)	Consists of $5.4 million in severance and consulting costs, $0.7 million related to the accelerated vesting of certain share-based awards (net of the impact of forfeited awards) and $0.3 million of other costs.
(4)	For the three months ended November 3, 2018, consists of $0.3 million of closure related costs, $0.2 million of severance costs and $0.1 million of accelerated depreciation. For the nine months ended November 3, 2018, consists of $4.0 million of rental product write-offs, $0.4 million of severance costs, $0.3 million of closure related costs, and $0.3 million of accelerated depreciation.
(5)	Please see Note 3 to the condensed consolidated financial statements for additional information.
(6)	For the three months ended November 2, 2019, $6.2 million is included in selling, general and administrative expenses ("SG&A"). For the nine months ended November 2, 2019, $3.2 is included in cost of sales and $18.7 million is included in SG&A. For the three months ended November 3, 2018, less than $0.1 million is included in cost of sales, $7.0 million is included in SG&A and $9.4 million is included in loss on extinguishment of debt. For the nine months ended November 3, 2018, $4.1 million is included in cost of sales, $11.1 million is included in SG&A and $29.4 million is included in loss on extinguishment of debt.

Update on 2019 Initiatives

During the third quarter of 2019, we have remained focused on initiatives to address three core customer needs: delivering personalized products and services, creating inspiring and seamless experiences in and across every channel and building brands that stand for something more than just price.  Addressing these areas are essential elements of our growth strategies and will require incremental investments in people, analytics and technology.

Also, we have completed the first phase of a comprehensive review of our operations including an assessment of SG&A expenses and business processes across the organization to identify cost savings opportunities.  However, many of the identified opportunities require additional testing and review to ensure we continue to deliver a superior customer experience.  We expect to complete our testing by the end of fiscal 2019.

Store Data

The following table presents information with respect to retail apparel stores in operation during each of the respective fiscal periods:

	For the Three Months Ended		For the Nine Months Ended		For the Year Ended
	November 2,	November 3,	November 2,	November 3,	February 2,
	2019	2018	2019	2018	2019

Open at beginning of period:	1,455	1,469	1,464	1,477	1,477
Opened	1	2	2	3	3
Closed	(5)	(2)	(15)	(11)	(16)
Open at end of the period	1,451	1,469	1,451	1,469	1,464

Men’s Wearhouse(1)	716	721	716	721	720
Men’s Wearhouse and Tux	45	49	45	49	46
Jos. A. Bank (2)	475	485	475	485	484
K&G	89	88	89	88	88
Moores	126	126	126	126	126
	1,451	1,469	1,451	1,469	1,464
(1)	Includes one Joseph Abboud store.
(2)	Excludes franchise stores.

During the third quarter of 2019, we opened one K&G store and closed five stores (four Men’s Wearhouse stores and one Jos. A. Bank store).

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

Results of Operations

For the Three Months Ended November 2, 2019 Compared to the Three Months Ended November 3, 2018

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	For the Three Months Ended(1)
	November 2,	November 3,
	2019	2018
Net sales:
Retail clothing product	78.7%	78.3%
Rental services	16.5	16.6
Alteration and other services	4.9	5.1
Total net sales	100.0%	100.0%
Cost of sales(2):
Retail clothing product	46.4	43.2
Rental services	13.4	13.9
Alteration and other services	93.1	85.6
Occupancy costs	14.5	13.5
Total cost of sales	57.8	54.0
Gross margin(2):
Retail clothing product	53.6	56.8
Rental services	86.6	86.1
Alteration and other services	6.9	14.4
Occupancy costs	(14.5)	(13.5)
Total gross margin	42.2	46.0
Advertising expense	4.7	4.9
Selling, general and administrative expenses	31.3	31.0
Operating income	6.2	10.0
Interest income	0.0	0.0
Interest expense	(2.4)	(2.5)
Loss on extinguishment of debt, net	(0.0)	(1.3)
Earnings before income taxes	3.8	6.3
Provision for income taxes	0.0	1.7
Net earnings from continuing operations	3.8	4.6
Loss from discontinued operations, net of tax	(16.1)	(2.8)
Net (loss) earnings	(12.3)%	1.8%
(1)	Percentage line items may not sum to totals due to the effect of rounding.
(2)	Calculated as a percentage of related sales.

The following discussion of our results of operations relates to our continuing operations. Please see Note 2 of Notes to the Condensed Consolidated Financial Statements for information concerning discontinued operations.

Net Sales

Total net sales decreased $22.3 million, or 3.0%, to $729.5 million for the third quarter of 2019 as compared to the third quarter of 2018 primarily due to a $14.6 million decrease in clothing product sales, driven by the decrease in comparable sales, a $4.7 million decrease in rental service revenues and a $3.0 million decrease in alteration and other services revenues. The decrease in total net sales is further described below:

(in millions)	Amount Attributed to
$(12.1)	2.8% decrease in comparable sales at Men's Wearhouse.
0.7	0.5% increase in comparable sales at Jos. A. Bank.
(1.0)	1.5% decrease in comparable sales at K&G.
(2.9)	5.5% decrease in comparable sales at Moores(1).
(1.7)	Decrease in non-comparable sales.
(0.8)	Decrease in net sales resulting from change in U.S./Canadian dollar exchange rate.
(4.5)	Other (primarily decrease in alteration revenues).
$(22.3)	Decrease in total net sales.
(1)	Comparable sales percentages for Moores are calculated using Canadian dollars.

Comparable sales is defined as net sales from stores open at least twelve months at period end, excluding stores where the square footage has changed by more than 25% within the past year, and includes e-commerce sales. We operate our business using an omni-channel approach and do not differentiate e-commerce sales from our other channels.

The decrease in comparable sales at Men's Wearhouse resulted from a decrease in average unit retail (net selling price) offset by increases in transactions for clothing and units per transaction. Rental service comparable sales at Men’s Wearhouse decreased 2.6%, primarily reflecting a decrease in rental transactions.  The increase at Jos. A. Bank resulted primarily from an increase in both units per transaction and transactions partially offset by a decrease in average unit retail.  The decrease at K&G resulted primarily from a decrease in both units per transaction and transactions partially offset by an increase in average unit retail. The decrease at Moores resulted primarily from a decrease in both average unit retail and transactions while units per transaction were essentially flat.

Gross Margin

Procurement and distribution costs are included in determining our retail clothing product gross margins.  Our gross margin may not be comparable to other specialty retailers, as some companies exclude costs related to their distribution network from cost of sales while others, like us, include all or a portion of such costs in cost of sales and exclude them from SG&A expenses.  Distribution costs are not included in determining our rental services gross margin but are included in SG&A expenses.

Our total gross margin decreased $37.5 million, or 10.8%, to $308.0 million in the third quarter of 2019 as compared to the third quarter of 2018 primarily as a result of lower sales.  As a percentage of total sales, gross margin decreased to 42.2% in the third quarter of 2019 from 46.0% in the third quarter of 2018 primarily due to increased promotional activities and deleveraging of occupancy costs as a percent of sales.

Occupancy costs, which includes store related operating lease costs, utilities, repairs and maintenance, security, property taxes and depreciation, increased $4.3 million primarily due to the impact of store refreshes and other enhancements of our store fleet. Occupancy costs as a percentage of total net sales increased to 14.5% in the third quarter of 2019 as compared to 13.5% in the third quarter of 2018.

Advertising Expense

Advertising expense decreased to $34.0 million in the third quarter of 2019 from $37.1 million in the third quarter of 2018, a decrease of $3.1 million, or 8.3%.   The decrease was primarily driven by reductions in television advertising reflecting a shift to digital advertising as well as the timing of marketing spend.  As a percentage of total net sales, advertising expense decreased to 4.7% in the third quarter of 2019 from 4.9% in the third quarter of 2018.

Selling, General and Administrative Expenses

SG&A expenses decreased to $228.5 million in the third quarter of 2019 from $233.1 million in the third quarter of 2018, a decrease of $4.6 million, or 2.0%.  As a percentage of total net sales, these expenses increased to 31.3% in the third quarter of 2019 from 31.0% in the third quarter of 2018. The components of this 0.3% increase in SG&A expenses as a percentage of total net sales and the related dollar changes were as follows:

%	in millions	Attributed to
(0.1)	$(0.8)

For the third quarter of 2019, we incurred certain costs that impact the comparability of our results totaling $6.2 million related to our multi-year cost savings and operational excellence programs. For the third quarter of 2018, costs that impacted the comparability of our results totaled $7.0 million and consisted of $6.4 million related to the retirement of our former CEO and $0.6 million related to the closure of a rental product distribution center. As a percentage of sales, these costs decreased to 0.8% in the third quarter of 2019 from 0.9% in the third quarter of 2018.

0.1	(2.0)

Store salaries decreased $2.0 million and increased as a percentage of sales to 13.5% in the third quarter of 2019 from 13.4% in the third quarter of 2018 primarily due to deleveraging from lower sales.

0.3	(1.8)

Other SG&A expenses decreased $1.8 million primarily due to lower employee-related benefit costs. As a percentage of sales, other SG&A expenses increased to 16.9% in the third quarter of 2019 from 16.6% in the third quarter of 2018 due to deleveraging from lower sales.

0.3	$(4.6)	Total

Net Loss on Extinguishment of Debt

For the third quarter of 2019, net loss on extinguishment totaled $0.1 million related to open market repurchases of $54.8 million in face value of our Senior Notes.  For the third quarter of 2018, the net loss on extinguishment of debt was $9.4 million related to the repricing of our Term Loan and consisted of the elimination of unamortized deferred financing costs and original issue discount (“OID”).

Provision for Income Tax

Our effective income tax rate from continuing operations for the third quarter of 2019 was 0.9% compared to 26.5% for the third quarter of 2018.  The decrease in the effective income tax rate from continuing operations is primarily due to the net release of $5.9 million of valuation allowances in the third quarter of 2019.

For the third quarters of 2019 and 2018, the statutory tax rates in U.S., Canada, and Hong Kong were approximately 21%, 26% and 16.5%, respectively. For the third quarters of 2019 and 2018, tax expense for our continuing operations in foreign jurisdictions totaled $0.8 million and $3.8 million, respectively.

Our continuing operations income tax expense and effective income tax rate in future periods may be impacted by many factors, including our geographic mix of earnings and changes in tax laws.

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

Net Earnings from Continuing Operations

Net earnings from continuing operations were $27.8 million for the third quarter of 2019 compared with net earnings from continuing operations of $34.8 million for the third quarter of 2018.

For the Nine Months Ended November 2, 2019 Compared to the Nine Months Ended November 3, 2018

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	For the Nine Months Ended(1)
	November 2,	November 3,
	2019	2018
Net sales:
Retail clothing product	79.9%	79.5%
Rental services	15.3	15.4
Alteration and other services	4.9	5.1
Total net sales	100.0%	100.0%
Cost of sales(2):
Retail clothing product	45.4	43.7
Rental services	14.6	14.7
Alteration and other services	94.3	86.6
Occupancy costs	14.3	13.4
Total cost of sales	57.5	54.8
Gross margin(2):
Retail clothing product	54.6	56.3
Rental services	85.4	85.3
Alteration and other services	5.7	13.4
Occupancy costs	(14.3)	(13.4)
Total gross margin	42.5	45.2
Advertising expense	5.1	5.1
Selling, general and administrative expenses	31.4	30.7
Operating income	6.1	9.3
Interest income	0.0	0.0
Interest expense	(2.5)	(2.7)
Loss on extinguishment of debt, net	(0.0)	(1.3)
Earnings before income taxes	3.6	5.3
Provision for income taxes	0.7	1.1
Net earnings from continuing operations	2.9	4.2
Loss from discontinued operations, net of tax	(5.1)	(0.8)
Net (loss) earnings	(2.2)%	3.4%
(1)	Percentage line items may not sum to totals due to the effect of rounding.
(2)	Calculated as a percentage of related sales.

The following discussion of our results of operations relates to our continuing operations. Please see Note 2 of Notes to the Condensed Consolidated Financial Statements for information concerning discontinued operations.

Net Sales

Total net sales decreased $84.2 million, or 3.7%, to $2,190.3 million for the first nine months of 2019 as compared to the first nine months of 2018 due to a $58.4 million decrease in clothing product sales primarily due to a decrease in comparable sales, a $15.9 million decrease in rental services revenue primarily reflecting a decrease in rental transactions and a $9.9 million decrease in alteration and other services revenues. The decrease in total net sales is further described below:

(in millions)	Amount Attributed to
$(49.1)	3.9% decrease in comparable sales at Men's Wearhouse.
(5.5)	1.2% decrease in comparable sales at Jos. A. Bank.
(2.5)	1.1% decrease in comparable sales at K&G.
(6.4)	4.1% decrease in comparable sales at Moores(1).
(4.7)	Decrease in non-comparable sales.
(3.9)	Decrease in net sales resulting from change in U.S./Canadian dollar exchange rate.
(12.1)	Other (primarily resulting from a decrease in alterations revenue and the divestiture of MW Cleaners).
$(84.2)	Decrease in total net sales.
(1)	Comparable sales percentages for Moores are calculated using Canadian dollars.

Comparable sales is defined as net sales from stores open at least twelve months at period end, excluding stores where the square footage has changed by more than 25% within the past year, and includes e-commerce sales. We operate our business using an omni-channel approach and do not differentiate e-commerce sales from our other channels.

The decrease in comparable sales at Men's Wearhouse resulted primarily from a decrease in average unit retail and transactions for clothing while units per transaction were essentially flat.  At Men's Wearhouse, rental service comparable sales decreased 3.8% primarily reflecting a decrease in rental transactions.  The decrease at Jos. A. Bank resulted primarily from a decrease in average unit retail partially offset by increases in units per transaction and transactions. The decrease at K&G resulted from a decrease in both units per transaction and transactions partially offset by an increase in average unit retail. The decrease at Moores resulted from a decrease in transactions and units per transaction partially offset by an increase in average unit retail.

Gross Margin

Procurement and distribution costs are included in determining our retail clothing product gross margins. Our gross margin may not be comparable to other specialty retailers, as some companies exclude costs related to their distribution network from cost of sales while others, like us, include all or a portion of such costs in cost of sales and exclude them from SG&A expenses.  Distribution costs are not included in determining our rental services gross margin but are included in SG&A expenses.

Our total gross margin decreased $95.6 million, or 9.3%, to $931.8 million in the first nine months of 2019 as compared to the first nine months of 2018 primarily as a result of lower sales. As a percentage of total sales, gross margin decreased to 42.5% in the first nine months of 2019 from 45.2% in the first nine months of 2018 primarily due to increased promotional activities and deleveraging of occupancy costs as a percent of sales.

Occupancy costs, which includes store related operating lease costs, common area maintenance, utilities, repairs and maintenance, security, property taxes and depreciation, increased $9.8 million primarily due to increased lease costs and the impact of store refreshes and other enhancements of our store fleet. Occupancy costs as a percentage of total net sales increased to 14.3% in the first nine months of 2019 from 13.4% in the first nine months of 2018.

Advertising Expense

Advertising expense decreased to $111.5 million in the first nine months of 2019 from $116.2 million in the first nine months of 2018, a decrease of $4.7 million, or 4.1%.  The decrease in advertising expense was driven primarily by reductions in television advertising reflecting a shift to digital advertising as well as the timing of marketing spend partially offset by the launch of new brand campaigns for Men’s Wearhouse and Jos. A. Bank and the impact of certain marketing test initiatives. As a percentage of total net sales, advertising expense was flat at 5.1% for both the first nine months of 2019 and 2018.

Selling, General and Administrative Expenses

SG&A expenses decreased to $687.4 million in the first nine months of 2019 from $698.8 million in the first nine months of 2018, a decrease of $11.4 million, or 1.6%.  As a percentage of total net sales, these expenses increased to 31.4% in the first nine months of 2019 from 30.7% in the first nine months of 2018. The components of this 0.7% increase in SG&A expenses as a percentage of total net sales and the related dollar changes were as follows:

%	in millions	Attributed to
0.4	$7.6

For the first nine months of 2019, we incurred certain costs that impact the comparability of our results totaling $18.7 million. These costs related to our multi-year cost savings and operational excellence programs. For the first nine months of 2018, costs that impacted the comparability of our results totaled $11.1 million including $6.4 million related to the retirement of our former CEO, a $3.8 million loss on divestiture of our MW Cleaners business and $0.9 million related to the closure of a rental product distribution center. As a percentage of sales, these costs increased to 0.8% in the first nine months of 2019 from 0.4% in the first nine months of 2018.

0.3	(5.6)

Store salaries decreased $5.6 million and increased as a percentage of sales to 13.7% in the first nine months of 2019 from 13.4% in the first nine months of 2018 primarily due to deleveraging from lower sales.

—	(13.4)

Other SG&A expenses decreased $13.4 million primarily due to lower incentive and share-based compensation costs as well as lower employee-related benefit and travel and entertainment costs. As a percentage of sales, other SG&A expenses were flat at 16.8% in the first nine months of 2019 and 2018.

0.7	$(11.4)	Total

Net Loss on Extinguishment of Debt

For the first nine months of 2019, net loss on extinguishment of debt totaled $0.1 million related to open market repurchases of $54.8 million in face value of our Senior Notes.  For the first nine months of 2018, net loss on extinguishment of debt totaled $30.3 million and consisted of the elimination of unamortized deferred financing costs and OID related to the refinancing and repricing of our Term Loan totaling $21.4 million and $8.9 million of loss on repurchase and elimination of unamortized deferred financing costs related to our Senior Notes.

Provision for Income Tax

Our effective income tax rate from continuing operations for the first nine months of 2019 was 18.7% compared to 21.5% for the first nine months of 2018.  The decrease in the effective income tax rate from continuing operations is primarily due to the net release of $5.4 million of valuation allowances in the first nine months of 2019.

For the first nine months of 2019 and 2018, the statutory tax rates in U.S., Canada and Hong Kong were approximately 21%, 26%, and 16.5%, respectively. For the first nine months of 2019 and 2018, tax expense for our continuing operations in foreign jurisdictions totaled $2.2 million and $8.7 million, respectively.

Our continuing operations income tax expense and effective income tax rate in future periods may be impacted by many factors, including our geographic mix of earnings and changes in tax laws.

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

Net Earnings from Continuing Operations

Net earnings from continuing operations were $63.9 million for the first nine months of 2019 compared with net earnings from continuing operations of $94.8 million for the first nine months of 2018.

Liquidity and Capital Resources

Our primary sources of working capital are cash flows from operations and available borrowings under our revolving credit agreement, as described below.  The following table provides details on our cash and cash equivalents and working capital position as of November 2, 2019, November 3, 2018 and February 2, 2019:

	November 2,	November 3,	February 2,
	2019	2018	2019
Cash and cash equivalents	$21,193	$56,293	$32,671
Working capital	$238,148	$531,000	$491,047

The decrease in working capital from November 2, 2019 compared to February 2, 2019 is primarily due to the adoption of new accounting guidance related to leases, specifically the current portion of operating lease liabilities which totals $184.4 million as of November 2, 2019 as well as the divestiture of our corporate apparel business.  Please see Note 2 and Note 14 of the Notes to the Condensed Consolidated Financial Statements for additional information.

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

The Credit Facilities and the Senior Notes contain customary non-financial and financial covenants, including fixed charge coverage ratios, total leverage ratios and secured leverage ratios.  Should our total leverage ratio and secured leverage ratio exceed certain thresholds specified in the agreements, we would be subject to certain additional restrictions, including limitations on our ability to make significant acquisitions and incur additional indebtedness. As of November 2, 2019, our total leverage ratio is below the maximum specified in the agreements, however, our secured leverage ratio is above the maximum level.  As a result, we are now subject to additional restrictions, primarily related to the size of any incremental term loan facilities being limited to a maximum of $250 million.  In addition, as a result of the refinancing of our Original Term Loan and amending of our ABL Facility, our ability to pay dividends on our common stock has increased from a maximum of $10.0 million per quarter to a maximum of $15.0 million per quarter.

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

The interest rate on the New Term Loan is based on 1-month LIBOR, which was 1.77% at November 2, 2019, plus the applicable margin of 3.25%, resulting in a total interest rate of 5.02%.  We have two interest rate swap agreements where the variable rates due under the New Term Loan have been exchanged for a fixed rate.  At November 2, 2019, the total notional amount under these interest rate swaps is $705.0 million.  Please see Note 17 for additional information on our interest rate swaps.

As a result of our interest rate swaps, 80% of the variable interest rate under the New Term Loan has been converted to a fixed rate and, as of November 2, 2019, the New Term Loan had a weighted average interest rate of 5.63%.

In October 2017, we amended our ABL Facility, which now provides for a senior secured revolving credit facility of $550.0 million, with possible future increases to $650.0 million under an expansion feature, that matures in October 2022, and is guaranteed, jointly and severally, by Tailored Brands, Inc. and certain of our U.S. subsidiaries. The ABL Facility has several borrowing and interest rate options including the following indices:  (i) adjusted LIBOR, (ii) Canadian Dollar Offered Rate ("CDOR") rate, (iii) Canadian prime rate or (iv) an alternate base rate (equal to the greater of the prime rate, the New York Federal Reserve Bank (“NYFRB”) rate plus 0.5% or adjusted LIBOR for a one-month interest period plus 1.0%). Advances under the ABL Facility bear interest at a rate per annum using the applicable indices plus a varying interest rate margin of up to 1.75%.  The ABL Facility also provides for fees applicable to amounts available to be drawn under outstanding letters of credit which range from 1.25% to 1.75%, and a fee on unused commitments of 0.25%.  As of November 2, 2019, $67.5 million in borrowings were outstanding under the ABL Facility at a weighted average interest rate of approximately 3.5%.

We utilize letters of credit primarily as collateral for workers compensation claims.  At November 2, 2019, letters of credit totaling approximately $26.7 million were issued and outstanding. Borrowings available under the ABL Facility as of November 2, 2019 were $455.8 million.

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

Cash Flow Activities

Operating activities — Net cash provided by operating activities was $65.6 million and $277.8 million for the first nine months of 2019 and 2018, respectively.  The $212.3 million decrease was driven by lower net earnings, after adjusting for non-cash items, fluctuations in accounts payable, accrued expenses and other current liabilities primarily due to timing and  anniversarying a $15.0 million income tax refund received in the third quarter last year.

Investing activities — Net cash used in investing activities was $18.4 million and $29.2 million for the first nine months of 2019 and 2018, respectively. Capital expenditures were $63.4 million for the first nine months of 2019 compared to $46.9 million for the first nine months of 2018 with the increase primarily driven by additional investments in our store fleet, technology and other corporate assets resulting from projects that shifted from fiscal 2018 to fiscal 2019.  For the first nine months of 2019, net proceeds from the divestiture of a business totaled $45.0 million related to our corporate apparel business while net proceeds from the divestiture of a business for the first nine months of 2018 totaling $17.8 million related to the divestiture of MW Cleaners.

Financing activities — Net cash used in financing activities was $82.6 million and $281.4 million for the first nine months of 2019 and 2018, respectively.  The $198.8 million decrease primarily reflects the impact of a reduction in debt repayments this year compared to last year.

Dividends — Cash dividends paid were $27.9 million and $27.8 million for the first nine months of 2019 and 2018, respectively.

Share repurchase program — In March 2013, the Board approved a share repurchase program for our common stock.  During the third quarter of 2019, we repurchased 2,336,852 shares through open market repurchases at a cost of $10.0 million.  At November 2, 2019, the remaining balance available under the Board's authorization was $38.0 million.  No shares were repurchased during 2018.

Capital allocation policy update — After extensive review, on September 11, 2019, the Company announced its Board approved an update to the Company’s capital allocation policy.  Effective in the fourth quarter of 2019, our quarterly cash dividend will be suspended and redeployed for accelerated debt reduction and opportunistic share repurchases.  Suspending the quarterly cash dividend of $0.18 per share is expected to make available approximately $36.5 million on an annualized basis.

Future Sources and Uses of Cash

Our primary uses of cash are to finance working capital requirements of our operations and to repay our indebtedness.  In addition, we will use cash to fund capital expenditures, income taxes, operating leases, share repurchases and various other commitments and obligations, as they arise.

During the first nine months of 2019, we borrowed and repaid amounts under our ABL Facility with the maximum borrowing outstanding at any point in time totaling $100.0 million.

For fiscal 2019, we now expect capital expenditures of $90.0 million to $95.0 million. Capital expenditures will include costs for store refreshes and other enhancements of our store fleet, investments in technology, and investment in other corporate assets.

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

Contractual Obligations

There have been no material changes to our contractual obligations as discussed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019 except for our open market repurchases of our Senior Notes as discussed in Note 5 of the Notes to the Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires the appropriate application of accounting policies in accordance with generally accepted accounting principles.  In many instances, this also requires management to make estimates and assumptions about future events that affect the amounts and disclosures included in our financial statements.  We base our estimates on historical experience and various assumptions that we believe are reasonable under our current business model.  However, because future events and conditions and their effects cannot be determined with certainty, actual results will differ from our estimates and such differences could be material to our financial statements.  Other than the adoption of the new lease accounting standard as discussed in Note 14 of the Notes to the Condensed Consolidated Financial Statements, there have been no significant changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019 except as described below:

Goodwill and Other Indefinite-Lived Intangible Assets

As of November 2, 2019, goodwill totaled $79.4 million, with $58.3 million allocated to our Men’s Wearhouse reporting unit and $21.1 million allocated to our Moores reporting unit.  Goodwill is evaluated for impairment at least annually. A more frequent evaluation is performed if events or circumstances indicate that impairment could have occurred. Such events or circumstances could include, but are not limited to, new significant negative industry or economic trends, unanticipated changes in the competitive environment, decisions to significantly modify or dispose of operations and a significant sustained decline in the market price of our stock.

During the third quarter of 2019, we determined that a triggering event occurred as a result of the sustained decline in the market price of our stock and performed an interim goodwill impairment test, which indicated no goodwill impairment at this time.

We estimated the fair values of each of our reporting units using a combined income and market comparable approach.  Our income approach uses projected future cash flows that are discounted using a weighted-average cost of capital analysis that reflects current market conditions.  The market comparable approach primarily considers earnings multiples of comparable companies and applies those multiples to certain key drivers of the reporting unit.

Management judgment is a significant factor in the goodwill impairment evaluation process. The computations require management to make estimates and assumptions. Actual values may differ significantly from these judgments, particularly if there are significant adverse changes in the operating environment for our reporting units. Critical assumptions that are used as part of these evaluations include:

●	The potential future cash flows of the reporting unit. The income approach relies on the timing and estimates of future cash flows. The projections use management’s estimates of economic and market conditions over the projected period, including growth rates in revenue, gross margin and expense. The cash flows are based on our most recent business operating plans and various growth rates have been assumed for years beyond the current business plan period.
●	Selection of an appropriate discount rate. The income approach requires the selection of an appropriate discount rate, which is based on a weighted-average cost of capital analysis. The discount rate is affected by changes in short-term interest rates and long-term yield as well as variances in the typical capital structure of marketplace participants. Given current economic conditions, it is possible that the discount rate will fluctuate in the near term. The weighted-average cost of capital used to discount the cash flows for the interim goodwill impairment test for the reporting units that have goodwill ranged from 9.5% to 11.0%.

●	Selection of comparable companies within the industry. For purposes of the market comparable approach, valuations were determined by calculating average earnings multiples of relevant key drivers from a group of companies that are comparable to the reporting unit being tested and applying those price multiples to the key drivers of the reporting unit. While the market price multiple is not an assumption, a presumption that it provides an indicator of the value of the reporting unit is inherent in the valuation. The determination of the market comparable also involves a degree of judgment. Earnings multiples used in the market comparable approach for the interim goodwill impairment test for the reporting units that have goodwill ranged from 5.2 to 5.7.

We believe these two approaches are appropriate valuation techniques and we weighted the two approaches equally as an estimate of reporting unit fair value for the purposes of our impairment testing.  In addition, we compared the total fair values of our reporting units to our market capitalization and noted that the implied control premium was within what we consider to be a reasonable range.  As the reporting units have fair values that significantly exceed their carrying values, no reporting units are current deemed “at risk” for goodwill impairment.

However, if the current market price of our stock further decreases, or if other events or circumstances change that would more likely than not reduce the fair value of our reporting units below their respective carrying values, all or a portion of our goodwill may be impaired in future periods and such an impairment charge could have a material effect on our results of operations and financial condition.

In addition, during the third quarter of 2019, based on the recent performance of the Jos. A. Bank brand, we determined that a triggering event occurred related to our Jos. A. Bank tradename, an indefinite-lived intangible asset.  As a result, we completed an interim impairment test, which indicated no impairment at this time.

We estimated the fair values of the Jos. A. Bank tradename based on an income approach using the relief-from-royalty method.  This approach is dependent upon a number of factors, including estimates of future growth and trends, royalty rates, discount rates and other variables.

If events or circumstances change that would more likely than not reduce the fair value of our indefinite-lived intangible assets below their respective carrying values, we may be required to record an impairment charge, which could have a material effect on our results of operations and financial condition.

Other Matters

During 2018, the U.S. imposed tariffs on certain goods imported from China and expressed a willingness to impose further tariffs on additional goods imported from China.  For tariffs enacted through the third quarter of 2019, we believe the impact has been immaterial to our results of operations.  Additionally, on August 1, 2019, the U.S. announced tariffs on other categories of U.S. imports from China that became effective on September 1, 2019.  We believe that we have mitigated the risk associated with tariffs primarily by reducing our dependence on Chinese-made direct-sourced product and through negotiations with certain vendors for production that remains in China. As a result, we currently believe that existing tariffs on goods imported from China will have a minimal impact on our results of operations for fiscal 2019.

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

As discussed in Note 5 and Note 17 of the Notes to the Condensed Consolidated Financial Statements, we have undertaken steps to mitigate our exposure to changes in interest rates on our New Term Loan.  As of November 2, 2019, 80% of the variable interest rate under the New Term Loan has been converted to a fixed rate.  At November 2, 2019, the effect of one percentage point change in interest rates would result in an approximate $1.8 million change in annual interest expense on our New Term Loan.

In addition, borrowings under our ABL Facility bear a floating rate of interest.  As of November 2, 2019, the outstanding borrowings under the ABL Facility were $67.5 million.  At November 2, 2019, the effect of a one percentage point change in interest rates would result in an approximate $0.7 million change in annual interest expense on our ABL borrowings.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the fiscal third quarter ended November 2, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 18 of the Notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)   The following table presents information with respect to our purchases of common stock made during the quarter ended November 2, 2019 as defined by Rule 10b-18(a)(3) under the Exchange Act (dollars in thousands, except per share data):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publicly Announced Plans(1)
August 4, 2019 - August 31, 2019	—	$—	—	$48,032
September 1, 2019 - October 5, 2019	1,710,971	$4.38	1,710,971	$40,533
October 6, 2019 - November 2, 2019	625,881	$4.00	625,881	$38,032
Total	2,336,852	$4.28	2,336,852	$38,032

(1)  Please see Note 12 of Notes to Condensed Consolidated Financial Statements for information regarding our share repurchases.

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

The following financial information from Tailored Brands, Inc.’s Quarterly Report on Form 10-Q for the three and nine months ended November 2, 2019 formatted in iXBRL (Inline eXtensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of (Loss) Earnings; (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income; (iv) the Condensed Consolidated Statements of Shareholders’ (Deficit) Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

104	—	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 2, 2019, formatted in Inline XBRL (included within Exhibit 101).
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

Dated: December 12, 2019	TAILORED BRANDS, INC.

	By	/s/ JACK P. CALANDRA
Jack P. Calandra
Executive Vice President, Chief Financial Officer and Treasurer